Form 10-Q
period 1993-12-31
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 1994-02-11
CIK 800459

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended: DECEMBER 31, 1993   Commission File Number: 1-9764



HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
(Exact name of registrant as specified in its charter)

          DELAWARE                             11-2534306
(State or other jurisdiction of    (I.R.S. Employer Identification
 corporation or organization)                  Number)

1101 PENNSYLVANIA AVENUE, N.W.  WASHINGTON, D.C.  20004
(Address of principal executive offices)     (Zip code)

(202) 393-1101
(Registrant's telephone number, including area code)

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES    X        NO
               -----          -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

14,952,307 shares of Common Stock, $.01 par value at January 31, 1994.

  HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

                               INDEX

PART I.   FINANCIAL INFORMATION                          PAGE NO.

Item 1.  Financial Statements

  Condensed Consolidated Balance Sheets - December
    31, 1993 and June 30, 1993                              3

  Condensed Consolidated Statements of Operations -
    Three and Six Months Ended December 31, 1993 and
    1992                                                    4

  Condensed Consolidated Statements of Cash Flows -
    Six Months Ended December 31, 1993 and 1992             5

  Notes to Condensed Consolidated Financial
    Statements                                              6

Item 2.  Management's Discussion and Analysis of
          the Results of Operations and Financial
          Condition                                         7-9

PART II.  OTHER INFORMATION                                 10

SIGNATURES                                                  11

EXHIBIT 10.47                                               12

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1993 AND JUNE 30, 1993
(000s omitted except per share amounts)

                                        (Unaudited)    (Audited)
ASSETS                                    12/31/93       6/30/93
                                        -----------    ----------
Current Assets:
  Cash and short-term investments       $   18,028     $   2,179
  Receivables (less allowance for
     doubtful accounts:  $6,385 at
     December 31, 1993, and $3,435
     at June 30, 1993.)                    157,037       127,648
  Inventories
     Finished goods and inventory
       purchased for resale                102,495        86,681
     Work in process                        17,564        11,992
     Raw materials and supplies             65,391        38,518
                                        -----------    ----------
          Total inventories                185,450       137,191
  Other current assets                      23,608        21,803
                                        -----------    ----------
          Total current assets             384,123       288,821

Investments                                  3,812            --
Investments in unconsolidated
  subsidiaries                               3,001            --
Property, plant and equipment, net         120,825       103,058
Other assets                                 9,679         9,603
Excess of cost over fair value of assets
  acquired                                  34,495        30,244
                                        -----------    ----------
          Total assets                   $ 555,935     $ 431,726
                                        ===========    ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Notes Payable                          $  37,410     $  33,379
  Current portion of long-term debt          5,673         4,383
  Accounts payable                          65,314        54,375
  Accrued liabilities                       71,940        49,192
                                        -----------    ----------
          Total current liabilities        180,337       141,329

Other non-current liabilities                9,496            --
Senior long-term debt                       36,519        60,583
Subordinated long-term debt                115,000       115,000
Deferred income                              3,019         3,665
Minority interest                            6,291            --

Shareholder's Equity:
  Common stock, $0.01 par value                149           109
  Additional paid-in capital               141,582        53,453
  Equity adjustment from foreign
     currency translation                   (6,991)       (5,083)
  Retained earnings                         70,533        62,670
                                        -----------    ----------
          Net shareholders' equity         205,273       111,149
                                        -----------    ----------
          Total liabilities and
          shareholders' equity           $ 555,935     $ 431,726
                                        ===========    ==========


See accompanying Notes to Condensed Consolidated Financial
Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1993 AND
1992
(000s omitted except per share amounts)
                            (UNAUDITED)

                       Three Months Ended       Six Months Ended
                          December 31,            December 31,
                         1993       1992          1993      1992
                      ---------- ----------   ---------- ---------
Net Sales             $ 222,726  $ 177,314    $ 386,387  $ 322,059

Cost of Sales           152,369    127,907      269,238    233,076
                      ---------- ----------   ---------- ---------
  Gross Profit           70,357     49,407      117,149     88,983

Selling, general and
  administrative
  expenses               50,947     37,791       90,174     74,054
                      ---------- ----------   ---------- ---------
  Operating income       19,410     11,616       26,975     14,929

Other expenses:

  Interest expense        6,347      5,931       11,932     11,437

  Miscellaneous, net        461        135          700        254
                      ---------- ----------   ---------- ---------
  Income before income
    taxes and
    extraordinary
    items                12,602      5,550       14,343      3,238

Income tax expense        5,035      2,215        5,732      1,267
                      ---------- ----------   ---------- ---------
  Income before
    extraordinary
    items                 7,567      3,335        8,611      1,971

Extraordinary items,
  net of income taxes      (748)        --         (748)        --
                      ---------- ----------   ---------- ---------
    Net income         $  6,819  $   3,335     $  7,863  $   1,971
                      ========== ==========   ========== =========
Earnings per share of
  common stock before
  extraordinary items    $ 0.59     $ 0.31       $ 0.72     $ 0.18
                      ========== ==========   ========== =========
Earnings per common
  share                  $ 0.54     $ 0.31       $ 0.67     $ 0.18
                      ========== ==========   ========== =========
Weighted average number
  of common shares
  outstanding            12,617     10,803       11,748     10,799
                      ========== ==========   ========== =========

See accompanying Notes to Condensed Consolidated Financial
Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 1993 AND 1992
($000s omitted)
(UNAUDITED)

                                             1993           1992
                                          ----------     ----------

Cash flows from operating activities:
  Net income                               $  7,863       $  1,971
                                          ----------     ----------
Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
 Depreciation                                14,357         11,538
 Amortization of intangible assets              998            818
 Amortization of deferred income               (646)          (647)
Changes in assets and liabilities, net
  of effects from purchase of companies:
(Increase) in:
 Receivables                                 (8,839)        (2,459)
 Inventories                                (25,739)        (2,339)
 Other current assets                          (103)        (2,756)
Increase (decrease) in:
 Accounts payable                               641         (2,451)
 Accrued liabilities                            810          1,884
                                          ----------     ----------
Total adjustments                          $(18,521)      $  3,588
                                          ----------     ----------
Net cash provided by (used in) operating
  activities                               $(10,658)      $  5,559

Cash flow from investing activities:
 Payment for purchase of companies,
   net of cash acquired                       2,568             --
 Investments in unconsolidated
   subsidiaries                              (2,500)            --
 Capital expenditures for property,
   plant and equipment                      (17,155)        (8,910)
 Other items, net                             2,124          3,266
                                          ----------     ----------
Net cash used in investing activities      $(14,963)      $ (5,644)
                                          ----------     ----------
Cash flow from financing activities:
 Net (repayments of) lines of credit        (20,503)       (33,410)
 Net proceeds from (repayments of)
   long-term debt                           (24,288)        44,037
 Proceeds from issuance of common stock      87,488             --
 Proceeds from exercise of stock options        681            314
 Net change, foreign currency translation    (1,908)       (11,131)
                                          ----------     ----------
Net cash flow provided by (used in)
  financing activities                     $ 41,470       $   (190)
                                          ----------     ----------
Net increase (decrease) in cash and
  short-term investments                     15,849           (275)
Cash and short-term investments at
  beginning of period                         2,179          2,819
                                          ----------     ----------
Cash and short-term investments at
  end of period                            $ 18,028       $  2,544
- ----------------------------------        ==========     ==========
Supplemental disclosures of cash flow
  information:
 Interest paid                              $11,696         $9,981
 Income taxes paid                           $2,025         $1,390
Supplemental schedule of noncash investing
  activities:
 Fair value of assets acquired              $70,149            $--
 Cash paid for the capital stock                 --             --
                                          ----------     ----------
    Liabilities assumed                     $70,149            $--
                                          ----------     ----------

See accompanying Notes to Condensed Consolidated Financial
Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements


NOTE A - BASIS OF PRESENTATION


The Company's Condensed Consolidated Financial Statements for the three months and six months ended December 31, 1993 and 1992 have not been audited by the Company's independent auditors; however, in the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the condensed consolidated financial position of the Company and subsidiaries as of December 31, 1993 and the results of their operations and their cash flows for the periods presented.

The results of operations for the three months and six months ended December 31, 1993 are not necessarily indicative of the results to be expected for the full year.


NOTE B - IN-SUBSTANCE DEFEASANCE OF DEBT


In December 1993, the Company utilized funds from the recent Common Stock offering to purchase United States government securities at a cost of $26,850,650 which were deposited irrevocably with PNC Bank, National Association to satisfy principal and interest payments through the stated maturity on the Company's $25.0 million 10.08% Senior Notes, Series A, due September 30, 1994. The debt and accrued interest thereon were removed from the balance sheet in an in-substance defeasance transaction resulting in an extraordinary loss, net of a related tax benefit, of $748,000.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
- ---------------------
COMPARISON OF THREE MONTH AND SIX MONTH PERIODS ENDED DECEMBER 31,
     1993 AND 1992

Net sales for the quarter ended December 31, 1993 totaled $222.7 million, a 25.6 percent increase over the comparable period in the
prior year.   For the first half of fiscal 1994, sales increased
20.0 percent to $386.4 million. Significant sales increases were reported by the Professional Group, the Automotive OEM Group and the Consumer Group. The International Distributing Group reported lower sales due to the Company's decision to discontinue the distribution of Maxell tapes at Harman Deutschland. Sales of Maxell tape products were $12.1 million and $22.2 million in the prior year's second quarter and first half, respectively.

The Professional Group sales increase reflects the contribution of AKG, our newly acquired microphone manufacturer, whose operating results are included for the first time this quarter, combined with strong sales of JBL and Soundcraft products and the inclusion of the sales of Lexicon, which was acquired in the third quarter of the prior fiscal year. Contributing to the growth at Soundcraft was the success of the "Spirit" line of mixing consoles. Higher sales at JBL primarily reflects increased international strength.

Higher Automotive OEM Group sales reflect continued strong sales to the automobile manufacturers. Contributing to the growth were the successful introduction of an Infinity premium branded audio system in the Jeep Grand Cherokee and the success of the Chrysler LH automobile line in which Chrysler/Infinity ISI systems are installed. Strong sales of the Ford Explorer and Lincoln Mark VIII, in which the Ford/JBL premium sound systems are installed, also contributed to improved performance.

The Consumer Group sales increase results from strong domestic JBL and Infinity sales. Sales of Infinity "Sterling" and "Crescendo" loudspeakers to Circuit City contributed to the Infinity results.

The International Distributing Group was the only group to report a sales decrease, primarily due to the discontinuance of Maxell tape distribution as discussed above. Harman Deutschland is providing administrative support for Maxell, on a fee basis, through the end of fiscal 1994 while continuing to shift its focus to the distribution of products manufactured by the Company. Excluding the Maxell sales, International Distributing Group sales for the quarter and the first half of fiscal 1994 approximate the prior year despite the difficult economic conditions in Europe and Japan.

The gross profit margin for the quarter ended December 31, 1993 was
31.6 percent compared to 27.9 percent in the prior year. The gross profit margin for the first half of fiscal 1994 was 30.3 percent compared to 27.6 percent in the previous year. The increases in gross profit margin reflect operating leverage and favorable product
                                 7
mix at Harman Motive and cost reductions at the Manufacturing Group associated with improved manufacturing efficiencies at the Northridge and Audax facilities.

Selling, general and administrative expenses as a percentage of net sales increased to 22.9 percent for the quarter ended December 31, 1993 from 21.3 percent in the comparable period in the prior year. Selling, general and administrative expenses for the first half of fiscal 1994 were 23.3 percent of sales compared to 23.0 percent in the prior year. The increases for the quarter and the first half reflect increased marketing costs associated with the implementation of the Harman Marketing Units, significantly offset by cost savings in overhead personnel due to the new organizational structure of the Company and other cost reduction programs.

Operating income as a percentage of sales was 8.7 percent ($19.4 million) for the second quarter ended December 31, 1993 compared with 6.6 percent ($11.6 million) for the same period in the prior year. Operating income as a percentage of sales was 7.0 percent ($27.0 million) for the first half of fiscal 1994 compared with 4.6 percent ($14.9 million) in the first half of fiscal 1993. These increases reflect improved gross profit percentages for the quarter and the first six months as discussed above.

Interest expense increased from $5.9 million to $6.3 million from the three months ended December 31, 1992 to the three months ended December 31, 1993. For the six months ended December 31, 1993, interest expense was $11.9 million compared to $11.4 million for the six months ended December 31, 1992. Interest expense as a percentage of sales was 2.8 percent for the second quarter ended December 31, 1993, down from 3.3 percent for the comparable period in the previous year. Interest expense as a percentage of sales for the first half of fiscal 1994 was 3.1 percent compared with 3.6 percent in the first half of fiscal 1993.

The increases in interest expense resulted from higher levels of average borrowings outstanding for the periods in fiscal 1994 when compared to the same periods in fiscal 1993. The average borrowings outstanding were $235.0 million for the second quarter and $227.0 million for the first half of fiscal 1994, compared to $220.9 million for the second quarter and $216.9 million for the first half of fiscal 1993.

The average interest rate on borrowings was 10.80 percent for the second quarter and 10.51 percent for the first half of fiscal 1994. This compares to average interest rates of 10.74 percent for the second quarter and 10.55 percent for the first half of fiscal 1993. The increase in average interest rates for the quarter reflects the repayment of short-term debt, which generally carried lower interest rates than long-term debt, with the proceeds of the common stock offering combined with higher interest rates on the debt assumed in the AKG acquisition.

Income before income taxes and extraordinary items for the second quarter of fiscal 1994 was $12.6 million, up from $5.6 million in the previous year. For the six months ended December 31, 1993, income before income taxes and extraordinary items was $14.3 million compared to $3.2 million for the six months ended December 31, 1992.
                                 8

The effective tax rate for the second quarter of fiscal 1994 was
40.0 percent compared with 39.9 percent in the prior year. The effective tax rate for the first half of fiscal 1994 was 40.0 percent compared to a rate of 39.1 percent in the prior year.

The Company reported an extraordinary charge, net of a related tax benefit, of $748,000 in the second quarter of fiscal 1994 associated with the extinguishment of $25.0 million of debt through an in-substance defeasance of the 10.08% $25.0 million Senior Notes, Series A, due September 30, 1994.

Net income for the three months ended December 31, 1993 was $6.8 million, or $0.54 per share, compared with $3.3 million, or $0.31 per share, in the previous year. Net income for the first half of fiscal 1994 was $7.9 million, or $0.72 per share, compared with $2.0 million, or $0.18 per share, in the previous year.


Financial Condition
- -------------------

Net working capital at December 31, 1993 was $203.8 million, compared with $147.5 million at June 30, 1993. The increase primarily reflects the repayment of short-term borrowings with the proceeds of the second quarter common stock issuance combined with higher inventories and receivables associated with the AKG acquisition.

The Company issued 4,025,000 shares of common stock in November 1993, which included full utilization of the over-allotment option for 525,000 shares. The stock was issued at $23.00 per share, generating net proceeds to the Company of $87.5 million after underwriting discount and associated expenses. The proceeds were used primarily to repay short- and long-term debt.

Other changes in the Company's balance sheet from June 30, 1993, the end of the preceding fiscal year, to December 31, 1993 are as follows:

- - Accounts receivable increased from $127.6 million at June 30,
  1993 to $157.0 million at December 31, 1993. Of this increase,
  $18.0 million was due to the inclusion of AKG and the remaining increase reflects the impact of higher sales volume.

- - Inventories increased by $48.3 million from $137.2 million to $185.5 million. Of this increase, $23.4 million is due to the inclusion of AKG inventories, with the remainder primarily due to the requirement for increased inventories to support increased sales volumes.

Other
- -----

Although the Company's Northridge plant was near the epicenter of the California earthquake, the manufacturing facility did not sustain significant structural damage and is again fully operational. Management believes the Company's earthquake and other insurance coverage will be adequate to cover anticipated losses, and the impact of the earthquake will not be material to the financial condition of the Company.
                                 9

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         There are various legal proceedings pending against the registrant and its subsidiaries but, in the opinion of management, liabilities, if any, arising from such claims will not have a materially adverse effect upon the consolidated financial condition of the registrant.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits Required by Item 601 of Regulation S-K

              The following exhibits are filed as part of this report.

          Exhibit
            No.                         Description

          10.47               Escrow Agreement, dated as of
                              December 30, 1993, by and between
                              the Company and PNC Bank, N.A.

         (b)  Reports on Form 8-K

              Form 8-K/A, dated September 24, 1993, filed on November 15, 1993, containing the following items:
                Item 2.  Description of the acquisition of AKG.
                Item 7. Financial statements of AKG, required by Items 7(a)(1), (2) and (b)(1), incorporated by reference to the Company's Registration Statement on Statement on Form S-3, Registration No. 93-50683, filed on October 20, 1993, and Amendment No. 1 thereto, filed on November 15, 1993; and the Share Purchase Agreement dated September 24, 1993, which effected the AKG acquisition, incorporated by reference to the Form 8-K dated September 24, 1993, and filed on October 12, 1993.

                                10

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                    (Registrant)


DATE:  February 11, 1994           BY:   /s/ Sidney Harman
                                        ----------------------
                                        Sidney Harman
                                        Chairman and Chief
                                        Executive Officer


DATE:  February 11, 1994           BY:   /s/ Bernard A. Girod
                                        ----------------------
                                        Bernard A. Girod
                                        Chief Operating
                                        Officer, Secretary and
                                        Chief Financial Officer