Form 10-Q
period 1994-03-31
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 1994-05-12
CIK 800459

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended: MARCH 31, 1994       Commission File Number: 1-9764



    HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
(Exact name of registrant as specified in its charter)


         DELAWARE                             11-2534306
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
 corporation or organization)


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

15,062,177 shares of Common Stock, $.01 par value at April 30, 1994.

  HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

                               INDEX


PART I.   FINANCIAL INFORMATION                          PAGE NO.

Item 1.  Financial Statements

  Condensed Consolidated Balance Sheets - March 31, 1994
    and June 30, 1993                                       3

  Condensed Consolidated Statements of Operations -
    Three and Nine Months Ended March 31, 1994 and 1993     4

  Condensed Consolidated Statements of Cash Flows -
    Nine Months Ended March 31, 1994 and 1993               5

  Notes to Condensed Consolidated Financial Statements      6

Item 2.  Management's Discussion and Analysis of the
          Results of Operations and Financial Condition     7-10


PART II.  OTHER INFORMATION                                 11-12

SIGNATURES                                                  13

EXHIBIT I.1  (Filed as Exhibit 1.2 to the Company's
              Current Report on Form 8-K/A dated March
              17, 1994 (File No. 1-9764) and hereby
              incorporated by reference.)                   14-17

EXHIBIT 10.48                                               18-21

EXHIBIT 10.49                                               22-33

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 1994 AND JUNE 30, 1993
(000s omitted except per share amounts)

                                          (Unaudited)  (Audited)
                                           03/31/94 *   6/30/93
                                          -----------     ----------
ASSETS
Current Assets:
  Cash and short-term investments         $   14,367      $   2,179
  Receivables (less allowance for doubtful
     accounts:  $12,451 at March 31, 1994,
     and $3,435 at June 30, 1993.)           191,290     127,648
  Inventories
     Finished goods and inventory
       purchased for resale                  130,305      86,681
     Work in process                          20,403      11,992
     Raw materials and supplies               75,756      38,518
                                          -----------     ----------
          Total inventories                  226,464     137,191
  Other current assets                        26,936      21,803
                                          -----------  ----------
          Total current assets               459,057     288,821

Investments                                    3,958         --
Investments in unconsolidated subsidiaries       2,507        --
Property, plant and equipment, net           129,461     103,058
Other assets                                  11,626       9,603
Excess of cost over fair value of assets
  acquired                                    33,758      30,244
                                          -----------  ----------
          Total assets                    $  640,367   $ 431,726
                                          ===========  ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Notes Payable                           $   56,276   $  33,379
  Current portion of long-term debt            5,794       4,383
  Accounts payable                            85,693      54,375
  Accrued liabilities                         98,763      49,192
                                          -----------  ----------
          Total current liabilities          246,526     141,329

Other non-current liabilities                  9,232         --
Senior long-term debt                         42,010      60,583
Subordinated long-term debt                  115,000     115,000
Deferred income                                2,695       3,665
Minority interest                              7,354         --

Shareholder's Equity:
  Common stock, $0.01 par value                  150         109
  Additional paid-in capital                 142,710      53,453
  Equity adjustment from foreign
     currency translation                     (4,022)     (5,083)
  Retained earnings                           78,712      62,670
                                          -----------  ----------
          Net shareholders' equity           217,550     111,149
                                          -----------  ----------
          Total liabilities and
          shareholders' equity            $  640,367   $ 431,726
                                          ===========  ==========

 *  Includes AKG, acquired September 1993, and Studer, acquired March 1994.
See accompanying Notes to Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1994 AND 1993
(000s omitted except per share amounts)
(UNAUDITED)

                         Three Months Ended     Nine Months Ended
                             March 31,             March 31,
                         1994      1993        1994      1993
                       ----------  ----------     ----------  ----------
Net Sales              $ 222,915   $ 167,581      $ 609,302   $ 489,640

Cost of Sales            150,787     118,380        420,025     351,456
                       ----------  ----------     ----------  ----------
  Gross Profit           72,128    49,201        189,277     138,184

Selling, general and
  administrative expenses53,784    36,420        143,958     110,474
                       ----------  ----------     ----------  ----------
  Operating income       18,344    12,781         45,319      27,710

Other expenses:

  Interest expense        5,527     5,467         17,459      16,904

  Miscellaneous, net        (61)      579            639         833
                       ----------  ----------     ----------  ----------
  Income before income
    taxes and
    extraordinary items  12,878     6,735         27,221       9,973

Income tax expense        4,699     2,734         10,431       4,001
                       ----------  ----------     ----------  ----------
  Income before
    extraordinary items   8,179     4,001         16,790       5,972

Extraordinary items,
  net of income taxes        --        --           (748)         --
                       ----------  ----------     ----------  ----------
    Net income         $   8,179   $ 4,001      $  16,042   $   5,972
                       ==========  ==========     ==========  ==========
Earnings per share of
  common stock before
  extraordinary items   $    0.55   $    0.37      $    1.30   $    0.55
                       ==========  ==========     ==========  ==========

Earnings per common share  $  0.55   $  0.37      $    1.25   $    0.55
                       ==========  ==========     ==========  ==========
Weighted average number
  of common shares
  outstanding            14,986    10,849         12,812      10,810
                       ==========  ==========     ==========  ==========












See accompanying Notes to Condensed Consolidated Financial Statements.


HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 1994 AND 1993
($000s omitted)
(UNAUDITED)

                                                 1994       1993
                                              ----------    ----------
Cash flows from operating activities:
  Net income                                  $  16,042   $   5,972
                                              ----------   ----------
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
 Depreciation                                    22,414     17,190
 Amortization of intangible assets                1,506      1,371
 Amortization of deferred income                   (970)      (970)
Changes in assets and liabilities, net of effects
  from purchase of companies:
(Increase) in:
 Receivables                                    (20,540)     (10,166)
 Inventories                                    (45,890)    (8,832)
 Other current assets                              (823)    (3,148)
Increase (decrease) in:
 Accounts payable                                 9,202     (3,279)
 Accrued liabilities                               260       3,523
                                              ----------   ----------
Total adjustments                             $ (34,841)   $  (4,311)
                                              ----------   ----------
Net cash provided by (used in) operating activities $ (18,799)   $   1,661

Cash flow from investing activities:
 Payment for purchase of companies, net of
   cash acquired                                  8,580         --
 Investments in unconsolidated subsidiaries      (2,500)        --
 Capital expenditures for property, plant
   and equipment                                (27,444)     (16,751)
 Other items, net                                   774      2,512
                                              ----------   ----------
Net cash used in investing activities         $ (20,590)   $ (14,239)
                                              ----------   ----------
Cash flow from financing activities:
 Net repayments of lines of credit              (13,775)     (20,932)
 Net proceeds from (repayments of) long-term debt   (25,007)43,405
 Proceeds from issuance of common stock          87,488         --
 Proceeds from exercise of stock options          1,810        467
 Net change, foreign currency translation         1,061      (8,346)
                                              ----------   ----------
Net cash flow provided by
  financing activities                        $  51,577   $  14,594
                                              ----------   ----------
Net increase (decrease) in cash and
  short-term investments                         12,188      2,016
Cash and short-term investments at beginning of period     2,179 2,819
                                              ----------   ----------
Cash and short-term investments at end of period $  14,367   $   4,835
- ----------------------------------            ==========   ==========
Supplemental disclosures of cash flow information:
 Interest paid                                $  19,358   $  18,853
 Income taxes paid                            $   7,992   $   2,813
Supplemental schedule of noncash investing activities:
 Fair value of assets acquired                $ 134,144   $      --
 Cash paid for the capital stock                    --          --
                                               ----------   ----------
    Liabilities assumed                       $ 134,144   $      --
                                               ----------   ----------

See accompanying Notes to Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements


NOTE A - BASIS OF PRESENTATION

The Company's Condensed Consolidated Financial Statements for the three months and nine months ended March 31, 1994 and 1993 have not been audited by the Company's independent auditors; however, in the opinion of management, the accompanying unaudited Condensed
Consolidated Financial Statements contain all adjustments
(consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company and subsidiaries as of March 31, 1994 and the results of their operations and their cash flows for the periods presented.

The results of operations for the three months and nine months ended March 31, 1994 are not necessarily indicative of the results to be expected for the full year.


NOTE B - ACQUISITIONS

On March 17, 1994, Harman International Industries, Incorporated, through its wholly owned subsidiary Harman Investment Company, Incorporated, acquired from Motor-Columbus AG and its affiliates
Studer Revox AG, a leading company in the professional audio field, with particular strength in the recording and broadcast areas. The
Studer acquisition was recorded using the purchase method of accounting.

Under the terms of the purchase agreement by and among the Company, Harman Investment, Studer and Motor-Columbus, Harman paid 100 Swiss
Francs for 100% of the outstanding shares of Studer after Studer had sold certain assets unrelated to the professional audio field to an affiliate of Motor-Columbus.

The results of operations for the third quarter ended March 31, 1994 include the results of Studer for January 1, 1994 through March 31, 1994, as the acquisition was made effective January 1, 1994. The inclusion of Studer does not have a material impact on the third quarter consolidated results of the Company. The
Consolidated Balance Sheet as of March 31, 1994 includes indebtedness of Studer of $15.8 million, as well as other payment obligations of Studer.

Pro forma combined results of operations as if the Studer acquisition had occurred on January 1, 1993 are incorporated by reference from Harman's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on this date, and attached hereto as Exhibit I.1.

Pro forma financial data for the nine months ended March 31, 1994 have not been prepared, as it is not practicable to prepare consolidated financial statements for Studer for interim periods in the prior year due to practices in existence for interim reporting at Studer at that time.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
- ---------------------
COMPARISON OF THREE MONTH AND NINE MONTH PERIODS ENDED MARCH 31,
1994 AND 1993

Net sales for the quarter ended March 31, 1993 totaled $222.9 million, a 33 percent increase over the comparable period in the
prior year.   For the first nine months of fiscal 1994, sales
increased 24 percent to $609.3 million.  Significant sales
increases were reported by the Professional Group, the Automotive
OEM Group and the Consumer Group.  The International Distributing
Group reported lower sales due to the Company's decision to
discontinue the distribution of Maxell tapes at Harman Deutschland.
Sales of Maxell tape products were $11.8 million and $34.0 million in the prior year's third quarter and first nine months,
respectively.

The Professional Group sales increase reflects the contributions of AKG, our Austrian microphone manufacturer acquired September 1993, and Studer Revox, acquired in March 1994, the operations of which are included as of January 1, 1994. Strong sales of JBL and Soundcraft products and the inclusion of the sales of Lexicon, which was acquired in the third quarter of the prior fiscal year, also generated increases. Contributing to the growth at Soundcraft was the success of the "Spirit" line of mixing consoles. Higher sales at JBL primarily reflects increased activity in domestic and international markets.

Higher Automotive OEM Group sales reflect continued strong sales to the automobile manufacturers. Contributing to the growth were the successful introduction of the Infinity Gold premium audio system in the Jeep Grand Cherokee, the success of the Chrysler LH automobile line in which Chrysler/Infinity ISI systems are installed and increased shipments of Infinity systems to Mitsubishi. Strong sales of the Ford Explorer and Lincoln Town
Car, in which the Ford/JBL premium sound systems are installed, also contributed to improved performance.

The Consumer Group sales increase results from strong domestic JBL and Infinity sales combined with higher Harman Kardon sales volumes. Sales of the Infinity "Sterling" and "Crescendo" loudspeaker models at Circuit City and the Infinity "SL" loudspeaker line at Best Buys have contributed substantially to our results for the quarter.

The International Distributing Group reported lower sales, resulting from the discontinuance of Maxell tape distribution as discussed above. Harman Deutschland is providing administrative support for Maxell, on a fee basis, through the end of fiscal 1994 while continuing to shift its focus to the distribution of products manufactured by the Company. Excluding the Maxell sales, International Distributing Group sales for the quarter and the first nine months of fiscal 1994 approximate the prior year despite the difficult economic conditions in Europe and Japan.

The gross profit margin for the quarter ended March 31, 1994 was
32.4 percent compared to 29.4 percent in the prior year. The gross profit margin for the first nine months of fiscal 1994 was 31.1 percent compared to 28.2 percent in the previous year. The increases in gross profit margin reflect the effects of corporate purchasing programs, operating leverage and favorable product mix at Harman Motive and cost reductions at the Manufacturing Group associated with improved manufacturing efficiencies at the Northridge and Audax facilities.

Selling, general and administrative expenses as a percentage of net sales increased to 24.1 percent for the quarter ended March 31, 1994 from 21.7 percent in the comparable period in the prior year.
Selling, general and administrative expenses for the first nine months of fiscal 1994 were 23.6 percent of sales compared to 22.6 percent in the prior year. The increases for the quarter and the first nine months reflect increased marketing costs associated with the implementation of the Harman Marketing Units, offset by cost savings in overhead personnel due to the new organizational structure of the Company and other cost reduction programs.

Operating income as a percentage of sales was 8.2 percent ($18.3 million) for the third quarter ended March 31, 1994 compared with
7.6 percent ($12.8 million) for the same period in the prior year.
Operating income as a percentage of sales was 7.4 percent ($45.3 million) for the first nine months of fiscal 1994 compared with 5.7 percent ($27.7 million) in the first nine months of fiscal 1993.
These increases reflect improved gross profit percentages for the quarter and the first nine months as discussed above.

Interest expense of $5.5 million for the three months ended March
31, 1994 approximated the amount in the comparable period in the prior year despite lower average borrowings, reflecting the impact of higher average interest rates. Average borrowings outstanding were $202.6 million for the third quarter 1994, down from $219.3 million for the third quarter 1993. However, the average interest rate on borrowings was 10.91 percent for the third quarter 1994, up from 10.0 percent for the comparable period in 1993. Interest expense as a percentage of sales was 2.5 percent for the third quarter ended March 31, 1994, down from 3.3 percent for the comparable period in the previous year.

For the nine months ended March 31, 1994, interest expense increased to $17.5 million from $16.9 million in the previous year, resulting from higher levels of average borrowings outstanding and higher average interest rates. The average borrowings outstanding were $220.5 million for the first nine months of fiscal 1994 compared to $218.2 million for the first nine months of fiscal
1993. The average interest rate on borrowings was 10.56 percent for the first nine months of fiscal 1994 compared to 10.30 percent for the comparable period in the prior year. Interest expense as a percentage of sales for the first nine months of fiscal 1994 was
2.9 percent compared with 3.5 percent in the first nine months of fiscal 1993.

Higher average interest rates for the quarter and the nine months ending March 31, 1994 reflect the repayment of short-term debt, which generally carried lower interest rates than long-term debt, with the proceeds of the common stock offering combined with higher interest rates on the debt assumed in the AKG acquisition and increased interest rates in the United States.

Income before income taxes and extraordinary items for the third quarter of fiscal 1994 was $12.9 million, up from $6.7 million in the previous year. For the nine months ended March 31, 1994, income before income taxes and extraordinary items was $27.2 million compared to $10.0 million for the nine months ended March
31, 1993.

The effective tax rate for the third quarter of fiscal 1994 was
36.5 percent compared with 40.6 percent in the prior year. The effective tax rate for the first nine months of fiscal 1994 was
38.3 percent compared to a rate of 40.1 percent in the prior year.
The Company calculates its taxes based upon its best estimate of annual results.

The Company reported an extraordinary charge, net of a related tax benefit, of $748,000 in the second quarter of fiscal 1994 associated with the extinguishment of $25.0 million of debt through an in-substance defeasance of the 10.08% $25.0 million Senior
Notes, Series A, due September 30, 1994.

Net income for the three months ended March 31, 1994 was $8.2 million, or $0.55 per share, compared with $4.0 million, or $0.37 per share, in the previous year. Net income for the first nine months of fiscal 1994 was $16.0 million, or $1.25 per share, compared with $6.0 million, or $0.55 per share, in the previous year.


Financial Condition
- -------------------

Net working capital at March 31, 1994 was $212.5 million, compared with $147.5 million at June 30, 1993. The increase primarily reflects the repayment of short-term borrowings with the proceeds of the second quarter common stock issuance combined with higher inventories and receivables associated with the AKG and Studer acquisitions and increased sales volumes.

The Company issued 4,025,000 shares of common stock in November
1993, which included full utilization of the over-allotment option for 525,000 shares. The stock was issued at $23.00 per share, generating net proceeds to the Company of $87.5 million after underwriting discount and associated expenses. The proceeds were used primarily to repay short- and long-term debt.

Other changes in the Company's balance sheet from June 30, 1993, the end of the preceding fiscal year, to March 31, 1994 are as follows:



- - Accounts receivable increased by $63.7 million from $127.6 million at June 30, 1993 to $191.3 million at March 31, 1994. Of this increase, $22.0 million was due to the inclusion of AKG, $13.9 million reflects the inclusion of Studer, and the remaining increase results from the impact of higher sales volume.

- - Inventories increased by $89.3 million from $137.2 million to $226.5 million. Of this increase, $23.3 million is due to the inclusion of AKG inventories, $24.8 reflects the inclusion of Studer inventories, and the remainder primarily results from the requirement for increased inventories to support higher sales volumes.


Other
- -----


Although the Company's Northridge plant was near the epicenter of the California earthquake, the manufacturing facility did not sustain significant structural damage and is again fully operational. Management believes the Company's insurance coverage is adequate to cover anticipated losses, and the impact of the earthquake will not be material to the financial condition of the Company.


































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

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits Required by Item 601 of Regulation S-K

              The following exhibits are filed as part of this report.

         Exhibit
          No.                      Description
         -------                   -----------

         I.1 Pro forma combined results of operations for the Company and Studer for the year ended December 31, 1993 to give effect to the Studer Acquisition as though it occurred on January 1, 1993.

         10.48           Form of Severance Agreement by and
                         between the Company and Richard James.

         10.49           Form of Non-qualified Stock Option
                         Agreement under the 1992 Executive
                         Incentive Plan to include Incentive
                         Pricing.






HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED

PART II - OTHER INFORMATION  (continued)

Item 6.  Exhibits and Reports on Form 8-K (continued)

         (b)  Reports on Form 8-K

              Form 8-K, dated March 17, 1994, filed on
              March 31, 1994, containing the following items:
                Item 2.  Description of the acquisition of Studer
                         Revox AG.














































                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                    (Registrant)


DATE:  May 12, 1994                BY:    /s/ Sidney Harman
                                        ----------------------
                                        Sidney Harman
                                        Chairman and Chief
                                        Executive Officer


DATE:  May 12, 1994                BY:    /s/ Bernard A. Girod
                                        ----------------------
                                        Bernard A. Girod
                                        President, Chief Operating
                                        Officer, Chief Financial
                                        Officer and Secretary




























                                13

