Form 10-K
period 1994-06-30
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 1994-09-20
CIK 800459

                         Securities and Exchange Commission
                               Washington, D.C.  20549
                                      Form 10-K

                  Annual Report Pursuant to Section 13 or 15(d) of
                         The Securities Exchange Act of 1934

                       For the fiscal year ended June 30, 1994

                            Commission file number 1-9764

                    HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED

               (Exact name of Registrant as specified in its charter)

                   Delaware                         11-2534306
        (State or other jurisdiction of          (I.R.S. Employer

         incorporation or organization)         Identification No.)

           1101 Pennsylvania Ave., N.W., Ste. 1010, Washington,
D.C. 20004
        (Address of principal executive offices)         (Zip Code)

     Registrant's telephone number, including area code: (202)
393-1101

         Securities registered pursuant            Name of each
Exchange on
          to section 12(b) of the Act:                 which
registered:

 Common Stock, par value $.01 per share         New York Stock
Exchange, Inc.
           (Title of class)

          Securities registered pursuant to section 12(g) of the
Act:  None

         Indicate by check mark whether the registrant (1) has
filed all reports
required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the
registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        X   Yes         No


         The aggregate market value of the voting stock held by nonaffiliates of the
Registrant as of August 31, 1994, was $374,289,168.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
15,079,067 shares
of Common Stock, par value $.01 per share, as of August 31, 1994.

                         DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended June 30, 1994, are incorporated by reference in Part I,
Item 1, and
Part II, Items 5, 6, 7 and 8.

         Portions of the Registrant's definitive Proxy Statement relating to the
1994 Annual Meeting of Stockholders are incorporated by reference in Part III,
Items 10 (as related to Directors), 11, 12, and 13.

         Indicate by check mark if disclosure of delinquent filers
pursuant to Item
405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will
not be contained, to the best of the registrant's knowledge, in definitive proxy
or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.      X











                         THIS PAGE LEFT BLANK INTENTIONALLY



















































                                  TABLE OF CONTENTS

                                       PART I

Page

Item 1.        Business............................................
1
Item 2.
Properties..........................................18
Item 3.        Legal
Proceedings...................................20
Item 4.        Submission of Matters to a Vote of Security
Holders.20

               Executive Officers of the
Registrant................20



                                       PART II

Item 5.        Market for the Registrant's Common Equity and
                Related Stockholder
Matters........................22
Item 6.        Selected Financial
Data.............................22
Item 7.        Management's Discussion and Analysis of Financial
                Condition and Results of
Operations................22
Item 8.        Consolidated Financial Statements and
                Supplementary
Data.................................22
Item 9.        Disagreements on Accounting and Financial

Disclosure.........................................22



                                      PART III

Item 10.       Directors and Executive Officers of the
Registrant..23
Item 11.       Executive
Compensation..............................23
Item 12.       Security Ownership of Certain Beneficial Owners and

Management.........................................23
Item 13.       Certain Relationships and Related
Transactions......23



                                       PART IV

Item 14.       Exhibits, Financial Statement Schedules
                and Reports on Form
8-K............................24

               List of Financial Statements and
                Financial Statement
Schedules......................27

               Independent Auditors'
Report........................33

               Index to
Exhibits...................................35






















                         THIS PAGE LEFT BLANK INTENTIONALLY


















































                                       PART I

ITEM 1.        BUSINESS


General Business

         Harman International Industries, Incorporated ("Harman" or the "Company"), a Delaware corporation formed in 1980, is a leader in the design, manufacture and marketing of high-quality, high-fidelity audio products for professional, consumer (both home and automotive aftermarket), and automotive original equipment manufacturer ("OEM") markets in the United States and overseas. The
Company's professional market includes a wide range of professional uses, from sound reinforcement, broadcast and recording and musical instrument support to commercial and public installations. The consumer market for audio entertainment systems consists of home loudspeakers and electronic components and automotive aftermarket loudspeakers and amplifiers. The Automotive OEM market includes components sold directly to automobile manufacturers (on either a branded or generic basis).

         The Company's product offerings in the professional audio
market include:
JBL, Turbosound, Precision Devices, and Quested loudspeakers; and
JBL,
Soundcraft, Spirit, AKG, Studer, Studer Dyaxis, Allen & Heath
Brenell, DOD,
Digitech, BSS, Orban, dbx, Lexicon and UREI professional
electronics.   The
Company's product offerings in the consumer audio market include:
JBL, Infinity
and Pyle loudspeakers; Harman Kardon electronic components;
AudioAccess in-home,
multi-source, multi-zone sound system controls; and
Fosgate-Audionics home
theater products.  The Company's product offerings in the
automotive OEM market
are represented by premium loudspeaker systems designed and
manufactured for
factory installation by automobile manufacturers, including
Chrysler, Ford and
Mitsubishi, bearing the brand names Infinity, JBL and, beginning in fiscal 1995,
Harman Kardon.

         For more than 40 years, products bearing the Company's brand names have been designed to appeal to high-fidelity users, both professionals and enthusiasts, who desire premium quality and performance. The respected, established brand names and breadth of the Company's professional product offerings allow Harman to provide turnkey systems solutions as well as unique products for special market niches to professional customers. The
Company offers
an impressive array of world-class professional products which enable performing artists to produce high-quality, high-fidelity sound, both on stage and in the studio. The Company has identified three major areas to serve within the professional audio market: sound reinforcement, musical instrument support and broadcast and recording.

         The growth of compact disc players, video cassette recorders, and stereo commercial television broadcasting has stimulated consumer demand for high-quality audio products and prompted the expansion of Harman's consumer product portfolio to include wireless loudspeakers, surround sound processors and home theater products. The Company has concentrated its efforts on the higher-quality, higher-priced segment of the consumer audio market.

         Harman believes, based on its knowledge of the industry, that it is among the largest and most experienced domestically-based manufacturers of high-quality professional audio products, and that it offers a broader range of these products than any other domestic manufacturer. In addition, the Company and its predecessors have been leaders and innovators in loudspeaker production and technology for more than 40 years, and the Company believes its JBL and Infinity loudspeaker lines are among the world's premier loudspeaker brands.
The
Company's manufacturing, distribution and marketing capabilities have been expanded to support the growing markets it serves.

                                          1

         The Company's strategic plan for the manufacture and marketing of high-quality brand name products involves three principal interrelated elements.
First, manufacturing on a highly integrated basis; second, marketing aggressively both domestically and internationally; and third, achieving competitive productivity through a balance between automation and a highly motivated, skilled work force.

         Management believes that JBL, Infinity, Soundcraft,
Studer, AKG and the
other Company brand names are well-recognized worldwide for premium quality and performance. In order to better expand and capitalize upon this reputation,
Harman has invested significant management and capital resources over the years in developing an international design, engineering, manufacturing and marketing capability, while emphasizing communication among these integrated functions in order to respond more effectively to customer needs and to assure product quality and manufacturing efficiency.

         In collaboration with the Chrysler Corporation
("Chrysler"), Ford Motor
Company ("Ford") and Mitsubishi Motor Company ("Mitsubishi"), the
Company designs
and manufactures customized high-fidelity automotive audio systems for factory installation. Infinity sound systems are now available on most
Chrysler models,
including the Dodge Intrepid, Caravan, Stealth, Ram Van and the
Dakota and T-300
pickup trucks, the Eagle Vision, the Plymouth Voyager and the Chrysler Concord,
New Yorker, Town & Country and LHS models. The Jeep Grand Cherokee also offers an Infinity premium audio system. "Ford/JBL" brand name systems are installed in Lincoln's Continental, Town Car and Mark VIII and Ford's
Windstar, Crown
Victoria, Taurus and Explorer. Infinity systems are also offered on certain
Mitsubishi models, including the 3000GT, Eclipse, Diamante and Galant. In fiscal
1995, Harman branded systems will be offered in the automobiles of new customers
Saab, Jaguar and Range Rover. Also, in 1995 Harman will provide a premium system for the Toyota Avalon, and in 1996 the customer base will be expanded to include
BMW. The Harman Kardon brand name will be offered for use in branded audio systems for automobiles in 1995.


         HISTORICAL DEVELOPMENT

         Since its formation in 1980, the Company has developed internally and through acquisitions the capacity to design, manufacture and market its products to compete worldwide in the most significant areas of the high-quality, high-fidelity audio markets. While the Company has existed in its current form since only 1980, its significant subsidiaries have been in business for substantially longer periods, some previously as part of the same enterprise and most under their current management.

         In 1953, Dr. Sidney Harman, Chairman and Chief Executive
Officer of the
Company, co-founded Harman Kardon to design, manufacture and market high-fidelity consumer electronic audio components. Harman Kardon was the first domestic manufacturer to produce and market a high-fidelity receiver (a combination of tuner, preamplifier and power amplifier in one chassis). In 1962, Harman Kardon was acquired by a predecessor of the Company (the "Predecessor").
The
Predecessor expanded its participation in the high-fidelity field in 1969 by acquiring James B. Lansing Sound (JBL), a top U.S. manufacturer of high-quality loudspeakers. Founded in 1946, JBL was a driving force in the introduction of professional loudspeakers developed for the movie industry.
(Amplifiers of the
1940's had limited power, therefore, transducers had to be efficient and loud for the audience to hear the movie, thus the term loudspeaker.) JBL also extended its offerings to provide its technological legacy to consumers by producing high-quality loudspeakers for consumers who were accustomed to JBL's professional quality.



                                          2

         The Predecessor also formed international subsidiaries to market and distribute its audio products in Europe and Japan, where JBL and Harman Kardon were, and continue to be, top brand names.

         In August 1977, the Predecessor was acquired by Beatrice
Foods Co. (now
Beatrice Companies, Inc. ("Beatrice"), when Dr. Harman became the
Under Secretary
of Commerce of the United States. In January 1980, at the conclusion of his service as Under Secretary of Commerce, Dr. Harman organized the Company to re-acquire from Beatrice the JBL loudspeaker business and the international distributing companies, which together represented approximately
60% of the
Predecessor's business. Harman Kardon and other parts of the business had been sold by Beatrice in the intervening years.

         Since 1980, the Company has grown steadily by internal expansion and a series of strategic acquisitions. Harman's growth has been fueled by a focus on three areas of the audio industry: (1) professional audio, providing a complete range of audio products offered to the broadcast, recording, sound reinforcement and music instrument markets; (2) consumer audio, broadening its range of product offerings from the traditional base of loudspeakers and electronic components to include wireless loudspeakers, surround sound processors and home theater products and broadening its customer base to include large retailers in the U.S.
such as Circuit City and Best Buy; and (3) automotive/OEM audio, offering branded audio systems for installation as original equipment in automobiles and broadening its base of customers to include Chrysler, Ford, Jeep and Mitsubishi and by adding Saab, Range Rover, Jaguar and Toyota for 1995 and BMW for 1996.

         The JBL professional loudspeaker business provided the foundation for the development of the Company's professional audio business, which has been realized through a series of strategic acquisitions. In 1983, the Company acquired the
UREI professional amplifier business to expand its presence in the professional audio electronics arena. In April 1988, the Company acquired
Soundcraft, a U.K.
manufacturer of professional mixing boards, as a logical progression of the exclusive U.S. distribution of Soundcraft products by JBL
Professional.  In March
1990, the Company acquired DOD to bring the Professional Group into the musical instrument/effects market. The digital electronics expertise of DOD and
Soundcraft engineers have also contributed significantly to the Company. In
September 1991, the Company acquired Allen & Heath Brennell,
Limited, and its
subsidiaries, a U.K. producer of professional mixing boards.  In
April 1993,
Harman acquired Lexicon, a U.S. manufacturer of professional digital audio signal processing equipment and disk-based audio production systems, further augmenting the Company's digital audio product offerings.

         Austrian microphone manufacturer AKG was acquired in September 1993, providing the Company the ability to offer complete system solutions for the sound reinforcement market. The AKG product line also includes audio headphones, audio signal processing devices, professional loudspeakers and other professional audio products. Effective January 1994 the Company acquired
Studer, a Swiss
manufacturer of professional recording and broadcast equipment, expanding the
Company's presence in these key segments of the professional audio market. As a result of the acquisition and development of these professional audio companies and the renowned brand names which they offer, management believes that Harman is now the world leader in the professional audio market.

         The Company's consumer business has been built around the
markets served
by JBL, Infinity and Harman Kardon.  The Infinity consumer
loudspeaker business
was acquired in 1983, adding another true high-end speaker brand to the Company's
product offerings.  The Harman Kardon consumer electronics business was acquired
from Shin Shirasuna in 1985, which had purchased Harman Kardon from
Beatrice.
The addition of the renowned Harman Kardon brand name served to further
strengthen the Company's consumer product portfolio.  Also in 1985, the Company
acquired Pyle Industries to expand its presence in the automotive aftermarket
loudspeaker business.  The Company acquired the Epicure Products,
Inc. ("EPI")
                                          3

loudspeaker business in October 1986. The Company expanded its electronic audio components business and entered the home theater market through its acquisition of Fosgate, Inc. ("Fosgate-Audionics" or "Fosgate") in January
1991.  The
Company's consumer electronics presence was expanded further through the fiscal
1994 acquisition of AudioAccess, a manufacturer of home audio/video system control devices.

         In June 1981, the Company entered the automotive OEM market for loudspeakers through the acquisition of the Essex Loudspeaker
Division of United
Technologies, which was renamed Harman Motive, U.S. The Company strengthened its position in the European automotive OEM loudspeaker market through the acquisition of Harman Motive, Ltd. (formerly ELAC), a U.K.
automotive OEM
loudspeaker manufacturer, in December 1989. The Company has derived value from its strategic entry into the automotive OEM market by optimizing engineering, design and manufacturing processes and by leveraging the market strength of its brand names, such as Infinity and JBL.

         The loudspeaker manufacturing capabilities of the Company have been strategically expanded to include European operations. In November
1987, the
Company acquired the assets of Audax, a French transducer manufacturer, and in
April 1988, the Company completed its purchase of Lydig of Scandinavia A/S
("Lydig"), a loudspeaker cabinet manufacturer. Lydig manufactures speaker cabinets for JBL and Infinity which are fitted with transducers manufactured by
Audax and sold in European markets.

         The Company's international distributing operations include operating units in Germany, France, Japan, the U.K. and Belgium.

         In fiscal 1994, the Company established the Harman
Marketing Units
("HMU's") located in Hong Kong, Denmark, Japan, Singapore and the
U.S. to support
and protect the Harman brand names worldwide. These organizations maintain close contact with their markets, interpret user needs and facilitate product discussion between distributors and the Professional and Consumer
Group
companies.


         BUSINESS STRATEGY

         Harman is a leading manufacturer and marketer of high-fidelity audio products. The Company's goal is to capitalize on its technical expertise and reputation for superior sound and translate this expertise into increased market share in existing markets and into new product areas wherever an in-depth understanding of sound gives Harman a competitive edge. The key elements of its strategy are:

            Superior Sound. Harman strives to provide its customers
      with products that deliver high-quality, high-fidelity sound.
The
      Company and its predecessors have been leaders and innovators in loudspeaker production and technology for more than 40 years.

            Brand Equity. The Company's brand names are well-recognized worldwide for premium quality and performance.
Harman
      believes that this strong brand name recognition will enable it to expand its product offerings and market share in the professional, consumer and automotive OEM markets.

            Market Expansion.  The Company's growth strategy has
      emphasized utilization of its strengths in delivering
      professional quality sound in the consumer and automotive OEM markets.  The Company moved into the microphone and headphone market with the acquisition of AKG and moved more broadly
into
      the broadcast and recording arenas with the acquisition of
                                  4

      Studer. Harman has expanded its consumer product offerings to include home theater, surround sound and wireless speaker technology. Harman has expanded its market for automotive
OEM
      systems to Europe with the addition of Saab, Jaguar and Range
      Rover as customers for 1995 and BMW for 1996.  New customer
      Toyota will also be added in 1995.

            Systems Solutions. The Company has emphasized the provision of professional systems solutions. The strategic acquisitions of AKG and Studer now enable Harman to provide complete systems solutions for sound reinforcement, broadcast
and
      recording customers.

            Manufacturing. Harman believes that the Company's integrated manufacturing facilities are essential for the manufacture of innovative, high quality products at reasonable
      costs. The Company integrates the disciplines of marketing, design, engineering and manufacturing. By linking engineering to
      process development in the manufacturing facilities, the Company can develop manufacturing techniques that cannot be duplicated by most competitors.


      OPPORTUNITIES

      The Company's growth strategy is to continue to capitalize on its strong name brands and to provide internal support to each division within each group structure to maximize their resource utilization.
Potential
growth areas include:

      Increased Presence in Professional Markets. The Company is now offering complete systems solutions utilizing a number of Harman products to provide custom solutions for the broadcast, recording, sound reinforcement and music instrument markets. In many cases the Company provides one-stop shopping to professional customers. The Company's products including JBL,
Soundcraft, Lexicon, Allen & Heath, DOD, UREI, Studer, AKG, BSS,
Turbosound,
dbx, Orban, Digitech and Audio Logic are among the most well-respected in the world.

      Operating Improvements at AKG and Studer.  During fiscal
1994, the
Company acquired AKG and Studer, primarily because of their strong brand names and excellent reputations for quality. The Company is in the process of updating the manufacturing facilities and engineering capabilities of AKG and Studer. In addition, the product offerings are being updated to include, among other developments, wireless microphones at AKG and additional digital products at Studer.

      Broadened Consumer Customer Base. The Company has broadened its range of products in the consumer loudspeaker area to accommodate both specialty audio retailers and large consumer electronics retailers such as Circuit City and Best Buy. In fiscal 1994, Infinity introduced two loudspeaker lines exclusively for sale to Circuit City. This program has been enormously successful.

      Broadened Base of Automotive OEM Customers.  The Company is
currently
selling branded premium audio systems for factory installation in automobiles
under the brand names Infinity and JBL to Chrysler, Ford, Jeep and
Mitsubishi.  New customers Saab, Jaguar, Toyota and Range Rover will be added
in 1995 and BMW will be added in 1996.  Significant is the addition of
automobiles made in Europe as this expands the geographic base of customers.
The Company will also begin offering systems under the Harman
Kardon brand
name in 1995, leveraging the market presence of another of the
Company's
brand names.                         5

      Worldwide Marketing Efforts. The Company has increased its marketing efforts to increase the public's awareness of the Company's brand names and to target "sell-through" rather than relying extensively on retailers to promote Harman products. In addition, the Company has increased its efforts in the training of retail sales people regarding Harman products.
The
Automotive OEM Group is also for the first time making the buying public aware of its ability to transform an automobile into a "concert hall on wheels" by promoting the Company's branded audio systems for automobiles.



      ORGANIZATION

      The Company is organized in three core groups and three functional support groups. The core groups are Professional, Consumer and Automotive
OEM. The functional support groups are Manufacturing, Marketing and
Distributing. The Professional Group contributed approximately 39% of fiscal
1994 total net sales, the Consumer Group accounted for approximately 38% of net sales, and the Automotive OEM Group generated approximately 23% of net sales.


Financial Information about Geographic Segments

      Financial information about geographic segments required to be included hereunder is incorporated by reference to Note 10 of Notes to Consolidated
Financial Statements contained in the Company's Annual Report to
Shareholders
for the fiscal year ended June 30, 1994.

Description of Business

      The Company's business is conducted through its wholly owned subsidiaries which include:

      Name                          Principal products

AKG Acoustics GmbH                  Professional electronics

Allen & Heath Brenell Limited       Professional electronics

Audax Industries, S.A.              Consumer home, automotive and
                                    professional loudspeakers;
automotive
                                    OEM loudspeakers

DOD Electronics Corporation         Professional electronics

Fosgate, Inc.                       Consumer home electronics

Harman Audio Outlet, Inc.           Consumer home and automotive
high-
                                    fidelity products
Harman Belgium NV                   Consumer home, automotive and
                                    professional high-fidelity
products

Harman Deutschland GmbH             Consumer home, automotive and
                                    professional high-fidelity
products

Harman France, S.A.                 Consumer home, automotive and
                                    professional high-fidelity
products

Harman International Industries,    Consumer home, automotive and
Limited                             professional high-fidelity
products
                                     6

      Name                          Principal products

Harman International Japan          Consumer home, automotive and
 Co., Limited                       professional high-fidelity
products

Harman-Kardon, Incorporated         Consumer home and automotive
                                    electronics

Harman-Kardon Europa A/S            Consumer home and automotive
                                    electronics

Harman-Motive, Inc. (U.S.)          Automotive OEM loudspeakers and
                                    electronics

Harman-Motive, Ltd. (U.K.)          Automotive OEM loudspeakers

Infinity Systems, Inc.              Consumer home and automotive
                                    loudspeakers and electronics

JBL Incorporated                    Consumer and professional
loudspeakers
                                    and electronics

Lexicon, Incorporated               Professional electronics

Lydig of Scandinavia A/S            Components, cabinets and
loudspeaker
                                    systems

Pyle Industries, Inc.               Consumer automotive
loudspeakers and
                                    electronics

Soundcraft Electronics, Limited     Professional electronics

Studer Professional Audio AG        Professional electronics


Markets for Products

      Based on the Company's experience in, and knowledge of, the industry, the Company believes that the professional, consumer and automotive
OEM
markets, both domestic and international, have experienced significant growth in recent years. The growth of digital audio technology has changed the way music is recorded and reproduced and has led to the development of a new generation of professional and consumer audio products. The
Company is well-
positioned to meet the digital requirements of the professional market with the expertise of its professional companies, particularly
Soundcraft, Studer,
Lexicon and DOD.

      Harman is a leader in the design and production of premium, branded high-fidelity systems for automobile manufacturers. Consumers are placing increasing emphasis on the quality of the sound system in the automobile purchase process. The Company's Infinity, JBL, and, starting in 1995, Harman
Kardon brand names have been successful in raising the standard for excellence in car audio.


Products

      The Company designs, engineers, manufactures and markets
worldwide a
broad range of high-quality, high-fidelity audio loudspeakers and electronics
for the professional (broadcast and recording, sound reinforcement,
and
musical instrument support), consumer (both home and automotive aftermarket),
and automotive OEM markets.  The Company also distributes a small amount of
                                     7

complementary audio products manufactured by other companies.  The
Professional Group accounted for approximately 39% of the Company's fiscal
1994 sales. The Consumer Group contributed approximately 38% of fiscal 1994 sales, of which 82% was attributable to home loudspeaker and automotive aftermarket systems and 18% was from electronic components. The
Automotive
OEM Group generated approximately 23% of fiscal 1994 sales.


      Professional Products. The Company designs, manufactures and markets products in all significant segments of the professional market, offering complete systems solutions to professional installations and users around the world.

      The Professional Group includes many of the most respected names in the industry including JBL, Soundcraft, Allen & Heath, DOD, Lexicon,
AKG, BSS,
dbx, Orban, Turbosound, Studer and UREI. Professional installations of
Harman products include stadiums, opera houses, concert halls, recording studios, broadcast studios, theaters, cinemas and touring performing artists.

      Sound systems incorporating components manufactured by JBL, UREI,
Lexicon, AKG, Studer and Soundcraft are in use around the world in such places as Wolf Trap Farm Park for the Performing Arts and the Kennedy Center in Washington, D.C., Disney World and Epcot Center in Florida, the
Great Hall
of the People in Beijing, China, Tanglewood Music Shed in
Massachusetts,
Frankfurt Opera House in Germany, the Royal Danish Theater and
Abbey Road
Studio in England.  Performing artists such as Neil Diamond, Bruce
Springsteen, David Bowie, Madonna, Pink Floyd, Alabama, Michael
Jackson,
Elton John, Kenny Rogers, Billy Joel, U-2, The Rolling Stones and
The Who use
Harman professional equipment on tour.

      The professional market has advanced rapidly and is heavily involved in digital technology. Harman's Professional Group is a leader in this market.
The strength of the Professional Group is derived from its ability to share research and development, engineering talent and other substantial digital resources among its divisions. Soundcraft, Lexicon, Studer and DOD each have substantial digital resources and work together to achieve common goals by blending the individual strengths and qualities of the operating units with the combined resources of the group.

      The Professional Group's loudspeaker products are well-known for high quality and superior sound. The JBL Professional portfolio of products includes studio monitors, loudspeaker systems, power amplifiers, musical instrument and sound reinforcement loudspeakers, bi-radial horns, theater systems and surround sound systems as well as industrial loudspeakers. The
AKG acquisition has provided the Company with additional professional loudspeaker market strength through the addition of the Turbosound
Floodlight
and Flashlight loudspeaker lines and the Quested studio monitor models.

The Company is a leading manufacturer and marketer of audio electronics equipment for professional use. Such products are marketed on a worldwide basis under various trade names, including Soundcraft, Allen &
Heath, DOD,
Digitech, Lexicon, AKG, BSS, dbx, Orban, Studer, Audio Logic, and
UREI, and
are often sold in conjunction with the Company's professional loudspeakers.

      The Soundcraft line of high-quality sound mixing consoles extends from automated multi-track consoles for master recording studios to compact professional mixers for personal recording and home studios.
Soundcraft
products span four main market areas: sound reinforcement, recording studios, broadcast studios and musical instrument dealers. Allen & Heath manufactures cost effective mixing consoles for use in broadcast studios and for use on stage in smaller venues.

                                     8

      The DOD product line is marketed under the DOD, Digitech and Audio
Logic brand names, and is sold primarily to professional audio and musical instrument dealers. DOD products include signal processing equipment, equalizers, mixers and special effects devices. Performing artists who have used DOD products on tour include: Def Leppard, Damn Yankees, Skid
Row,
Frank Gambale, Steve Vai, George Lynch, Peter Gabriel, Marshall
Tucker and
Jennifer Batten (lead guitarist for Michael Jackson).

      Lexicon is a leader in the design, manufacture and marketing of high-
quality digital audio signal processing equipment and disk-based audio
production systems for professional use in the audio, video, musical
entertainment and broadcasting markets worldwide.    Lexicon's OPUS
disk-
based audio production systems are used in film and video post production
studios.  OPUS provides recording, non destructive editing, mixing and signal
processing all in the digital domain.  Broadcasters also use
Lexicon products
to edit, shape and synchronize their programming.  Additionally,
Lexicon
designs, manufactures and markets a series of high-end consumer ambiance and
Home Theater Surround Sound processors.

      AKG is one of the world's largest manufacturers of high-quality microphones. The AKG product line includes microphones, audio headphones and other professional audio products marketed under the AKG brand name. AKG also owns several companies that manufacture and market professional audio products, including: audio signal processing devices distributed worldwide under the brand names dbx and Orban; and amplifiers, loudspeakers and other professional audio products sold worldwide under the brand names
BSS,
Precision Devices, Quested and Turbosound.

      Studer Professional Audio has brought the Professional Group to a strong position in the high-end broadcast arena. Studer is recognized for the high quality and reliability of its professional products, which include analog and digital tape recorders, mixing consoles, switching systems, digital audio workstations, professional compact disc players and recorders and turnkey broadcasting studio installations.


      Consumer Products. The Company designs, manufactures and markets loudspeakers principally under the JBL and Infinity brand names for the consumer market. Since its formation in 1948, JBL has designed loudspeakers to appeal to audio enthusiasts who desire superior-quality sound reproduction. JBL loudspeakers sold to the consumer market employ techniques originally developed by the Company for products used in recording studios, concert halls, theaters, airports and other acoustically demanding environments. JBL's diverse product line gives customers a wide range of speaker choices: floorstanding, bookshelf, built-in, wireless, transportable and wall of ceiling mountable loudspeakers, in styles and finishes ranging from high gloss piano lacquer to genuine wood veneers. JBL's recent introduction of wireless technology in the SoundEffects speaker system allows easy home theater and multi-room installation.

      From its beginning in 1968, Infinity has developed high quality loudspeakers with their own audio character, which is commonly identified as
"linear," "symmetrical," or "neutral." These characteristics are expressed in sophisticated acoustic configurations utilizing injection-molded graphite speaker cone material, electro-magnetic induction tweeters and mid-range drivers. Epsilon, the latest addition to the Infinity Reference
Standard
line of high performance loudspeakers, features a proprietary planar monopole design which delivers wide, smooth power response with exceptional spaciousness and "air" while eliminating the drawbacks of planar dipole speaker systems.


                                     9

      The more expensive JBL and Infinity loudspeakers are housed in high-gloss lacquer or wooden veneer cabinets which complement the quality components they enclose. The Company has made significant investments in its loudspeaker cabinet production facilities at Harman Speaker
Manufacturing in
Northridge, California and at Lydig in Denmark and believes that they are among the most advanced cabinet production facilities in the world.
Both JBL
and Infinity also offer premium automotive aftermarket loudspeaker and amplifier products.

      The Company designs, manufactures and markets a broad range of consumer audio electronics products on a worldwide basis. The Company's consumer electronics products facilitate the marketing of complete systems incorporating the Company's loudspeakers, such as surround sound home theater installations.

      Founded in 1953, Harman Kardon has been a leading innovator in the development of high-quality audio components which improve the listening experience and reflect a commitment to value and ease-of-use. The realization of these principles is reflected in Harman Kardon's current product offerings, including audio-video stereo receivers, bit stream compact disc changers, "smart" tape decks and high fidelity all-in-one compact systems.

      Fosgate Audionics is a designer and manufacturer of high-end surround sound processors, amplifiers and loudspeakers for the growing U.S.
and
international home theater market. Fosgate Audionics provides solutions for all component and system needs for home theater and home audio.
Fosgate
offers home "THX" loudspeaker components and surround sound processor/"THX" controllers.

      Pyle Industries manufactures and markets aftermarket automotive speakers, amplifiers and electronics.
      In 1993, the Company acquired AudioAccess, which is a leader in the field of in-home, multi-source, multi-zone sound system controls.
AudioAccess adds to the Consumer Group's ability to provide complete home theater solutions. Also in 1993, the Company acquired a minority interest in
Madrigal, with an option on the remaining shares. Madrigal is the manufacturer of the legendary Mark Levinson amplifiers and Proceed brand high-fidelity product lines.


      Automotive OEM. Harman International believes it is the world's largest manufacturer of premium branded, automotive OEM audio systems. In fiscal 1994, sales of automotive OEM products accounted for approximately 23% of the Company's consolidated net sales. In its sale of loudspeakers and other audio products to the automotive OEM market, the Company takes advantage of its expertise in the design and manufacture of high-quality loudspeakers, as well as the reputation for quality associated with its JBL,
Infinity and Harman Kardon brand names. In particular, the Company's expertise in designing and manufacturing transducers utilizing special materials allows the Company to collaborate with automobile manufacturers to design lighter audio sound systems, thereby contributing to increases in automobile fuel efficiency.

      The Company manufactures premium OEM sound systems for
automobiles,
including the Infinity audiophile systems sold to Chrysler and
Mitsubishi and
the JBL audiophile systems sold to Ford, as well as a limited amount of
loudspeakers sold for installation as components of non-branded standard
equipment sound systems.  The Company's subsidiaries customize these
automotive audio systems individually for each automobile model to maximize
the acoustic performance for each model's interior.
                                    10

      Infinity has collaborated with Chrysler in developing customized automotive systems which are available as options under the "Chrysler/Infinity" brand name for Chrysler's Concord, New Yorker,
Town &
Country and LHS models; Dodge's Intrepid and Caravan models;
Plymouth's
Voyager model; and Eagle's Vision model. Infinity also offers customized brand name audio systems which are available as options for selected
Mitsubishi models, including the Mitsubishi 3000GT, Diamante,
Eclipse and
Galant along with the Dodge Stealth, which is manufactured by Mitsubishi.
Chrysler/Infinity systems are also offered in the Jeep Grand
Cherokee and the
Dodge Ram Van and Dakota and T300 pickup trucks. The Company expects that the majority of new models currently planned by Chrysler will include
"Chrysler/Infinity" systems as customer options.

      JBL has created customized automotive audio systems utilizing various loudspeaker and amplifier configurations in collaboration with Ford. These systems are available as an option under the "Ford/JBL" brand name in
Lincoln's Town Car, Continental and Mark VIII models; and Ford's
Taurus,
Windstar, Explorer and Crown Victoria models. The Company provides the total system, including all electronic components, other than the head unit
(receiver/cassette deck/CD player) and subwoofer amplifiers, for selected models.

      In fiscal 1995, Harman branded systems will be offered in the automobiles of new customers Saab, Jaguar and Range Rover. Also, in 1995
Harman will provide a premium system for the all-new Toyota Avalon, and in
1996, the customer base will be expanded to include BMW.  The
Harman Kardon
brand name will be offered for use in branded audio systems for automobiles in 1995.

      Strict security has been maintained with respect to the independent engineering development of the branded audio systems for each automotive customer in order to promote technical competition and to protect the proprietary interests of the automobile manufacturers.

      The Company's U.S. automotive OEM subsidiary (Harman Motive,
U.S.)
enjoys a Q-1 certified supplier rating from Ford and holds the Q-E certification from Chrysler. A Q-1 certification is awarded to suppliers that meet or exceed the rigorous requirements of the Q-1 quality evaluation process set by Ford. The Q-E certification from Chrysler recognizes superior supplier performance in the area of quality. Harman Motive was also awarded the U.S. Senate-sponsored Productivity Award.

      The Company's Harman Motive, Ltd. subsidiary in the United
Kingdom,
also a Q-1 supplier to Ford, is a specialized designer and manufacturer of loudspeakers and packaged assemblies for the automotive OEM industry in
Europe. Each product is fully customized to meet the automobile manufacturer's specific mechanical and performance criteria.
Harman Motive,
Ltd. currently produces a variety of loudspeaker systems which are installed in such makes as Ford, Rover and Jaguar. In addition, the Company's Audax transducer manufacturer, located in France, currently manufactures and sells loudspeakers directly to automobile manufacturers in France for Peugeot,
Citroen and Renault models.

      Harman's existing product lines continue to be augmented by the development of new products. During the past two years the following products were among the new products introduced:

      1994: The Lexicon JamMan digital audio effects processor, the
            Soundcraft Delta Theater mixing console, the Orban 8282
TV
            Optimod digital television audio processor, the AKG
WMS50 and
            WMS100 wireless microphones, the JBL C236A-S101 sound
power
            controller, the Digitech Bass Whammy Pedal, the BSS
Varicurve
                                    11

            remote console series, the Studer Numisys II digital audio workstation, the JBL Control 8SR/pt mini sound reinforcement system, the Turbosound Floodlight TCS612 loudspeaker system, the
            Lexicon Vortex digital audio effects processor, the Spirit Folio
            S1, 4 and RacPac portable mixers, the DOD Vintage 2 guitar processor, the JBL Control 1E Power Control 1 monitor, the dbx
            242 Project 1 parametric equalizer, the AKG C535WLTM900 hand-held microphone, the Studer MultiDesk digital audio workstation, the
            JBL SC305 center channel loudspeaker, the Harman Kardon
FL8400
            front-loading carousel CD changer, the Infinity Epsilon planar monopole loudspeaker, the Pyle Driver automotive speakers, the
            Fosgate-Audionics Model 3A surround sound processor with amplifier, the JBL SFX Series mini surround sound loudspeaker systems, the Harman Kardon AVR15 audio/video receiver, the JBL
            SYN3 Synthesis Series home theater speaker system and the
            Infinity Reference Standard Car Audio Series automotive speakers.


      1993: The JBL HT/THX Loudspeaker System, the JBL G Series loudspeakers, the JBL PS Series Powered Subwoofers, the Soundcraft
Spirit Folio
            Portable Mixer, the JBL Array Series loudspeakers, the
UREI
            Platform Series electronics, the M2020 Lexicon effects processor, the Pyle Multi-Element Automotive Speakers, the
Soundcraft LM1
            mixer, the Harman Video Series II/LD-1 Data Projector, the
            Concord IS5000 Surround Sound Processor, the Digitech
(DOD) TR3
            Multi-Effects Pedal, the Digitech (DOD) Grunge
Distortion Pedal,
            the Fosgate-Audionics Model Four surround controller, the
            Fosgate-Audionics Model MC-110 speaker, the JBL Base
Wave
            Amplifier, the Harman Kardon AVR30 audio/video receiver, the
            Harman Kardon HD7725 CD player, the Infinity
Environmental
            Reference Standard Series loudspeakers (ERS), the
Infinity KAPPA
            MKII loudspeaker series and the JBL Control Monitor
Loudspeaker
            Series.


Manufacturing

      The Company believes that its manufacturing capabilities are essential to maintaining and improving the quality and performance of its products.
The success of the Company's conversion of its primary manufacturing facilities to a continuous flow manufacturing process has reduced product cycle times, increased flexibility and improved efficiency. The benefits of these improvements are reflected in higher product quality and lower purchase and overhead costs.

      The Company manufactures most of the products that it sells other than the Harman Kardon electronic components. The Company also produces some products for other loudspeaker companies on an OEM basis.

      Notable among the Company's manufacturing capabilities with respect to loudspeakers are the production of its own high-gloss lacquer and wooden veneer loudspeaker enclosures, the milling of its own wire, the winding of its own voice coils and the use of numerically controlled lathes and other machine tools to produce its many precision components. The
Company's high
degree of manufacturing integration, it believes, permits it to produce more consistently uniform high performance products. Moreover, the Company has been able to apply technology and materials developed for one line of products to other of its product lines. The Company uses common manufacturing facilities to achieve economies of scale, while maintaining competition among its subsidiaries in engineering, product development and marketing.

                                    12

      The Company's principal domestic manufacturing facility is located in
Northridge, California where it manufactures JBL and Infinity loudspeakers, including cabinets, for professional, consumer and automotive aftermarket markets, amplifiers for the OEM and automotive aftermarket markets, and UREI electronics. The Company manufactures loudspeakers and assembles sound systems for the OEM automotive market in Martinsville, Indiana.
Its Pyle
subsidiary in Huntington, Indiana, manufactures loudspeakers for automotive aftermarket and OEM applications. DOD manufactures its products at its facility in Salt Lake City, Utah. Lexicon manufactures its products predominantly at its Waltham, Massachusetts facility.

      In addition to the Company's U.S. manufacturing capacity, the
Company
has established a strong international manufacturing presence to better
respond to customer demands in world markets.  AKG manufactures microphones
and headphones in Austria, with additional manufacturing operations in India,
and Studer manufactures professional recording and broadcast equipment in
Switzerland.  Audax, whose products include high-quality,
high-performance
tweeters, manufactures transducers in France, and the Company's
Lydig
subsidiary manufactures cabinet enclosures and assembles complete
JBL and
Infinity loudspeakers in Denmark for sale in European markets.
Harman
Motive, Ltd. manufactures automotive OEM loudspeakers and
Soundcraft
manufactures mixing boards at their respective facilities in the
United
Kingdom.  Also manufactured in the United Kingdom are Turbosound loudspeakers
and BSS professional amplifiers.    The Company's international
speaker and
professional electronics manufacturing facilities enable the
Company to
compete more effectively in Europe.


Marketing

      The Company's products are sold domestically and internationally in the professional, consumer, and automotive OEM markets. The Company's professional market includes a wide range of professional uses, from sound reinforcement, broadcast and recording and musical instrument support to commercial and public installations, which accounted for approximately 39% of the Company's consolidated net sales in fiscal 1994. The consumer market for audio products consists of home and automotive aftermarket products, which accounted for approximately 38% of fiscal 1994 consolidated net sales. The
OEM market includes automobile manufacturers who purchase components and systems primarily on a branded basis. In fiscal 1994, sales of automotive
OEM products accounted for approximately 23% of consolidated net sales.

      In fiscal 1994, the Company implemented marketing specialist organizations located in Denmark, Hong Kong, Singapore, Japan and the U.S.
(which serves the Latin American, African and Middle Eastern markets) to support and protect the Harman brand names worldwide. These organizations, called the Harman Marketing Units ("HMU's"), stay in intimate contact with their markets, interpret user needs and facilitate product discussion between distributors and the Professional and Consumer Group companies.
The HMU's
also sponsor advertising and promotional events to enhance public awareness of the Company's brands.

      The Company's professional audio products are marketed worldwide through professional sound equipment dealers, including engineered-sound contractors which directly assist major users. The Company's sales and marketing group for its professional products is separate and independent from its consumer products sales and marketing group, although both groups are supported by the HMU's.

      The Company primarily markets its consumer audio products
through audio
and audio-video specialty stores and certain audio-video chain stores,
including Circuit City and Best Buy.  The Company enjoys broad distribution
                                    13

of its products and particularly seeks dealers who emphasize high-quality audio systems and who are knowledgeable about the characteristics of audio products. The Company's sales and marketing activities include dealer education programs and comprehensive product literature to enable salespeople to understand and explain the price and performance features offered by the
Company's products. The Company's dealers typically stock a number of home audio equipment lines including competing products (sometimes both
JBL and
Infinity loudspeakers) and may also carry automobile audio systems and other consumer-oriented electronics products.

      The Company markets its automotive products in a variety of ways. The
Company currently markets its automotive aftermarket products to consumers through its existing home audio dealer network and through automotive audio specialty dealers. At the OEM level, in addition to the brand name systems described previously, the Company sells non-branded systems directly to
Chrysler, Ford, Rover and other automotive manufacturers (such as Citroen,
Peugeot and Renault) for installation in vehicles during production.


Distributing

      The Company's International Distributing Group units in
Germany,
France, Great Britain, Japan and Belgium generally market products made by
JBL, Soundcraft, Allen & Heath, DOD, UREI, AKG, Studer, Lexicon,
BSS, dbx,
Orban, Turbosound, Infinity, Harman Kardon, Pyle, AudioAccess and
Fosgate on
an exclusive basis in their respective countries. These Harman products are also distributed by other independent distributing firms in most other major world markets.

      Harman Deutschland, the Company's largest European distribution subsidiary, completed an agreement to withdraw from the exclusive distribution of Maxell audio and video tapes in Germany at the end of fiscal
1993. Harman Deutschland continued to provide administrative support on a fee basis for Maxell in Germany through the end of fiscal 1994.
Excluding
the distribution of Maxell products, which accounted for approximately $40.0 million of Harman Deutschland's sales in fiscal 1993, fiscal 1994 sales approximated the prior year despite the difficult economic conditions in
Germany. The termination of Harman Deutschland's distribution of Maxell products has not materially affected the Company's earnings.


Suppliers

      Currently, products designed by Harman Kardon in the United
States are
manufactured predominantly by Technol Ace Corporation in Japan.
Technol Ace
has provided uninterrupted delivery to Harman Kardon for the past eight years. The Company believes it has had, and continues to have, an excellent working relationship with Technol Ace; however, the uninterrupted availability of the products currently manufactured in Japan depends upon the continued cooperation of Technol Ace. The loss of this supplier would have a significant impact on the sales and earnings of Harman Kardon until a new supplier could be located. Harman Kardon has begun using multiple vendors and has thus limited its reliance on Technol Ace.

      One supplier provides a significant number of components to several
subsidiaries of the Company.  The loss of this supplier would create a
significant disruption in production for these subsidiaries until alternate
sources for these components could be found and could have a material impact
on the cost of these products.
      Northridge Manufacturing relies on several suppliers for a large
percentage of certain parts, such as speaker grilles, plastic molded parts
                                    14

and magnets. The loss of any one of these suppliers would have a material impact on the earnings of Harman Manufacturing until alternate sources for these components could be found.


Trademarks and Patents

      The Company markets its products under numerous trademarks and logos, including JBL, Infinity, Harman Kardon, UREI, Pyle, Citation, JB
Lansing,
James B. Lansing Sound, Concord, Audax, Polydax, Lydig of
Scandinavia,
Soundcraft, Spirit, DOD, Audio Logic, DigiTech, Fosgate-Audionics,
Lexicon,
AKG, Studer, Studer Dyaxis, BSS, Orban, Precision Devices, dbx,
AudioAccess,
Turbosound, Quested, Auto Azimuth and Dynamic Midi which are registered or otherwise protected in substantially all major industrialized countries. The
Company's registrations cover use of its trademarks and logos in connection with various applicable products, such as loudspeakers, speaker systems, speaker system components and other electrical and electronic devices. As of
June 30, 1994, the Company held approximately 245 United States and foreign patents covering various products, product designs and circuits, and had approximately 136 patent applications pending around the world.
The Company
vigorously protects and enforces its trademark and patent rights.


Seasonality

      Overall, the Company's consolidated net sales are not materially impacted by seasonality. However, the first fiscal quarter is usually weakest due to the July and August holidays in Europe and the automotive OEM model changeovers. Variations in seasonal demands among end-user markets may cause operating results to vary from quarter to quarter.

Customers

      The loss of automotive OEM system sales to Chrysler and/or
Ford would
have a material adverse impact on the earnings of Harman Motive, U.S., Harman
Motive, Ltd. and the Company as a whole. Sales to Chrysler for fiscal year
1994 accounted for 13.7% of the Company's consolidated net sales.
The
Company's next two largest customers accounted for an aggregate of 12.2% of its consolidated net sales for the year ended June 30, 1994.


Backlog Orders

      Because the Company's practice is to maintain sufficient inventories of finished goods to fill orders promptly, the Company does not view the level of backlog to be an important index of future performance. The
Company's
backlog was approximately $27.3 million at June 30, 1994 and $26.3 million at
June 30, 1993.


Warranties

      Harman generally warrants its home products to be free from defects in
materials and workmanship for a period ranging from 90 days to five years
from the date of purchase by the consumer, depending on the
product.  The
warranty is a "limited" warranty insofar as it imposes certain shipping costs
on the consumer, and excludes deficiencies in appearance except for those
evident when the product is delivered.  Harman dealers normally perform
warranty service for loudspeakers in the field, using parts
supplied on an
exchange basis by the Company.  The Company does not usually reimburse
dealers for their labor in performing warranty service on its loudspeaker
products.
                                    15

      Warranties in the international markets are generally similar to those in the domestic market, although claims arising under these warranties are the responsibility of the distributor, including the Company's distributing subsidiaries.


Competition

      In general, the audio industry is fragmented and competitive with many manufacturers, large and small, domestic and international, offering audio products which vary widely in price and quality and are marketed through a variety of channels. Professional products are offered through music instrument and professional dealers, contractors, installers and on a contract bid basis. Consumer products are offered through various channels including audio specialty stores, discount stores, department stores and mail order firms. The Company concentrates its efforts on the higher-quality, higher-priced segments of the audio industry.

      While the Company manufactures and markets many compatible and complementary products, other products that the Company manufactures and markets compete directly. For example, Soundcraft professional mixing consoles are compatible with and marketed by the same staff as JBL professional loudspeakers. However, JBL Consumer and Infinity loudspeakers compete directly and are two of the top loudspeaker brands in the world. The
Company's strategy uses its brand leadership to increase market share.

      The market for professional sound systems is highly competitive. The
Company has historically held a leading market position in the professional loudspeaker market and has complemented its professional loudspeaker line by adding digital professional electronics products and recording and broadcast equipment. The Company competes using its ability to provide complete systems solutions to meet the complete audio requirements of its professional customers. Harman offers a product for virtually every professional audio application.

      The Company competes in the sound reinforcement market with many of its brand names, including JBL, Turbosound, UREI, AKG, Soundcraft and
BSS.  Its
principal competitors in the sound reinforcement area include
Electro Voice,
Inc. and Altec Lansing (subsidiaries of Mark IV Industries), TOA,
Tannoy,
Bose, Peavy, Tascam, Klark-Teknik and Sony. The Professional Group competes in the broadcast and recording areas with its Studer, AKG, Soundcraft,
Lexicon and Orban brands. Principal competitors in broadcast and recording include: Neve, Sennheiser, Denon, SSL, Shure and Audio Technica.
In the
Music Instrument area the Company's DOD, Digitech, dbx, Lexicon and
Spirit
products meet competitors Yamaha, Peavy, Rane, Roland, Furman,
Alesis,
Eventide and Sony.

      The Professional Group also competes in the industrial and architectural sound market; competitors within this market include
Peavy, TOA
and Siemens.

      The Company believes that it currently has a significant share of the consumer market for loudspeakers (home and aftermarket automotive), primarily as a result of the strength of its brand names. JBL and Infinity are two of the most recognized loudspeaker brands in the world. The Company competes based upon its ability to meet customer demands through new product introduction, the breadth of its product lines, world-class marketing and its ability to take advantage of the economies of scale resulting from the
Company's use of common manufacturing facilities.

      The Company's principal competitors in the consumer
loudspeaker market
include Bose Corp., Boston Acoustics, Inc., Bowers & Wilkins, KEF,
Sony Corp.
                                    16

and Polk Audio, Inc. Harman's principal competitors in the consumer automotive aftermarket area include Bose, Alpine Electronics, Inc., Kenwood
Corp., and Blaupunkt-Werke GmbH.

      Competition in the consumer electronic components segment remains intense, with this market dominated by large Japanese competitors.
The short
life cycle of products and a need for continuous design and development efforts characterize this segment. The Company's competitive strategy is to compete in the upper segments of this market and to continue to emphasize the
Company's ability to provide systems solutions to customers, including a combination of loudspeakers and electronics products, providing integrated surround sound and home theater systems. Principal electronics competitors include Denon, Onkyo, Nakamichi Corp., Pioneer and Kenwood.

      In the automotive OEM market, the Company's principal competitors include Bose, International Jensen Inc., Oxford Electric, and
Foster Electric
Inc. The Company is the only supplier of branded loudspeaker systems for
Ford, Chrysler, Jeep and Mitsubishi automobiles in the United
States, and
also supplies loudspeaker systems to Ford and Rover in the United
Kingdom.
The Company competes based upon the strength of its brand name recognition and the quality of its products together with its technical expertise in designing loudspeaker systems to fit the acoustic properties of each automobile model. Harman International is unique in its ability to provide multiple brands, each with its own unique characteristics and loyal consumer following.


Environmental Matters

      The Company is subject to various federal, state, local and international environmental laws and regulations, including those governing the use, discharge and disposal of hazardous materials. The
Company's
manufacturing facilities are believed to be in substantial compliance with current laws and regulations. The cost of compliance with current laws and regulations has not been, and is not expected to be, material. The
Company
has been named as a "potentially responsible party" with respect to the disposal of hazardous wastes at four hazardous waste sites. In addition, there are other sites to which the Company has sent hazardous wastes which the Company believes are currently under regulatory scrutiny. It is possible that additional environmental issues may arise in the future which the
Company cannot now predict.

      Although ultimate liability cannot be determined with respect to the sites mentioned above, and applicable law provides that a potentially responsible party at any site may be held jointly and severally liable for the total cost of remediation, the Company believes, based upon internal investigations and information made available to the Company with regard to its potential liability at these sites, that its proportionate share of the costs related to the investigation and remedial work at these sites will not exceed $100,000.


Research, Development and Engineering

      The Company's expenditures for research, development and engineering were $22,324,000, $11,980,000, and $10,689,000 for the fiscal years ending
June 30, 1994, 1993 and 1992, respectively. The increase in expenditures in fiscal 1994 includes development efforts at AKG and Studer, acquired in fiscal 1994, and a full year of expenditures of Lexicon, which was acquired in the fourth quarter of fiscal 1993.


Number of Employees

      As of June 30, 1994, the Company had 6,849 full-time employees, including 4,043 domestic employees and 2,806 international employees. The increase in number of employees as of June 30, 1994 compared to the prior year primarily results from the AKG and Studer acquisitions.

Financial Information about Foreign & Domestic Operations & Export
Sales

      Financial information about foreign and domestic operations and export sales to be filed hereunder is incorporated by reference to Note 10 of Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (Effects of
Inflation and
Exchange Rates) on pages 33 and 23, respectively, in the Company's
Annual
Report to Shareholders for the fiscal year ended June 30, 1994.


ITEM 2.     PROPERTIES


     The Company's principal activities are conducted at the facilities described in the following table.

                              Square           Owned or
Percentage
      Location                Footage           Leased
Utilization


Northridge, California        616,792           Leased
100%

Vienna, Austria               284,867           Leased
100%

Ontario, California           212,600            Owned
100%

Martinsville, Indiana         181,856            Owned
100%

Huntington, Indiana           172,427            Owned
100%

Ringkobing, Denmark           134,366            Owned
100%
                               20,753           Leased
100%

Sandy, Utah                   122,000           Leased
100%

Heilbronn, Germany             56,910            Owned
92%
                               63,183           Leased
60%

Potters Bar, UK               110,000           Leased
100%

Bridgend, UK                  101,400           Leased
100%

Regensdorf, Switzerland        86,111           Leased
100%

San Leandro, California        78,125           Leased
60%

Chateau-du-Loir, France        66,712            Owned
100%

Chatsworth, California         59,000           Leased
60%

Chatsworth, California         55,000           Leased
100%

Chatou, France                 54,972           Leased
88%


      Of the above facilities, the Northridge, California facility is used by
JBL Incorporated and Harman Motive; the Vienna, Austria facility is used by
AKG Acoustics GmbH; the Ontario, California facility is used by JBL
Incorporated and Infinity Systems, Inc.; the Martinsville, Indiana facility is used by Harman Motive, Inc.; the Huntington, Indiana facility is used by
Pyle Industries, Inc.; the Ringkobing, Denmark facility is used by Lydig of
Scandinavia A/S; and the Sandy, Utah facility is used by DOD
Electronics
Corporation.

      The Heilbronn, Germany facility is used by Harman Deutschland
GmbH; the
Potters Bar, U.K. facility is used by Soundcraft Electronics,
Limited; the
Bridgend, U.K. facility is used by Harman Motive, Ltd.; the Regensdorf,
Switzerland facility is used by Studer Professional Audio AG; the San
Leandro, California facility is used by Orban; the Chateau-du-Loir, France facility is used by Audax Industries, S.A.; the Chatsworth, California facilities are used by JBL International (59,000 square feet) and Infinity
Systems, Inc. (55,000 square feet); and the Chatou, France facility is used by Studer Digitec SA.

      The Company considers its properties to be suitable and adequate for its present needs.








































ITEM 3.     LEGAL PROCEEDINGS


      There are various legal claims pending against the Company, but in the opinion of management, liabilities, if any, arising from such claims will not have a material effect upon the consolidated financial condition and results of operations of the Company.



ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


      None.


            EXECUTIVE OFFICERS OF THE REGISTRANT


                      Age at
      Name        August 1, 1994          Position

Sidney Harman           75          Chairman, Chief Executive
Officer and
                                          Director of the Company

Bernard A. Girod        52          President, Chief Operating
Officer, Chief
                                          Financial Officer,
Secretary and
                                          Director of the Company

F. Michael Budd         47          President - Harman
Manufacturing Group

Philip J. Hart          49          President - Harman Professional
Group

Thomas Jacoby           40          President - Harman Consumer
Group

Gregory P. Stapleton    47          President - Automotive OEM
Group

Jerome H. Feingold      52          Vice President - Quality

Frank Meredith          37          Vice President and General
Counsel

William S. Palin        51          Vice President and Director
International
                                          Audit

Sandra B. Robinson      35          Vice President - Financial
Operations

Floyd E. Toole          48          Vice President - Engineering


      Officers are elected annually by the Board of Directors and hold office at the pleasure of the Board of Directors until the next annual selection of officers or until their successors are elected and qualified.

       Sidney Harman, Ph.D., the Company's founder, has been Chairman of the
Board and Chief Executive Officer and a director of the Company since the
Company's founding in 1980.  From 1977 to 1979, Dr. Harman was the
Under
Secretary of Commerce of the United States.  From 1962 to 1977, Dr.
Harman
was an officer and director of the Predecessor of the Company.

      Bernard A. Girod has been President of the Company since
March 1994,
Chief Operating Officer of the Company since March 1993, a Director of the
Company since July 1993, Secretary of the Company since November
1992 and
                                    20

Chief Financial Officer since September 1986. From September 1979 to
September 1986, Mr. Girod was the Vice President and General
Manager of
Permacel, a subsidiary of Avery International and Vice President of Planning and Business Development for Avery International. From 1977 to
1979, Mr.
Girod was the Chief Financial Officer of the Predecessor of the Company.

      F. Michael Budd has been the President of the Harman
Manufacturing
Group since June 1989. From October 1984 to June 1989, Mr. Budd served as
President of the Automotive Components division of ITT Corporation.

      Philip J. Hart has been President of the Harman Professional
Group
since November 1993. Prior to that time, Mr. Hart served as President of
Soundcraft since Harman's 1988 acquisition. Prior to that time, Mr. Hart was
General Manager of Soundcraft.

      Thomas Jacoby has been President of the Harman Consumer Group since
February 1993. Prior to that time, Mr. Jacoby served as President of JBL
Consumer since August 1990.  From  July 1988 to August 1990, Mr.
Jacoby
served as Executive Vice President of Harman Kardon.

      Gregory P. Stapleton has been President of the Automotive OEM
Group
since October 1987.

      Jerome H. Feingold has been the Vice President-Quality of the Company since January 1992. Prior to that time, Mr. Feingold served as President of
Harman Speaker Manufacturing since July 1985.  Prior to 1985, Mr.
Feingold
held various management positions within the manufacturing division of the
Company.

      Frank Meredith has been General Counsel of the Company since
August
1994.  Prior to that time, Mr. Meredith served as Vice
President-Tax/Legal
and Assistant Secretary of the Company since July 1992. Prior to that time,
Mr. Meredith held other positions within the Company since May
1985.

      William S. Palin has been Vice President and Director
International
Audit since March 1994. Prior to that time he was the director of his own accounting and consulting firm which handled numerous assignments for the
Company over the years, including significant acquisition support.
Prior to
that time Mr. Palin was the Chief Financial Officer for Harman
Europe and
Managing Director of Harman Audio, both a part of the Predecessor company.

      Sandra B. Robinson has been Vice President-Financial
Operations since
November 1992.  Prior to that time, Ms. Robinson was Director of
Corporate
Accounting and has been employed by the Company since December
1984.

      Floyd E. Toole, Ph.D., joined the Company as Vice
President-Acoustic
Research in November 1991. Prior to joining the Company, Dr. Toole spent 25 years, most recently as Senior Research Officer, with the National
Research
Council of Canada's Acoustics and Signal Processing Group.  At the
National
Research Council, Dr. Toole worked to develop psychoacoustic-optimized adaptive digital techniques for improving the performance of loudspeakers in rooms.










                                  PART II



ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER
            MATTERS


      The information required by Part II, Item 5 is incorporated by reference to the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1994 (Shareholder Information on page 36).


ITEM 6.     SELECTED FINANCIAL DATA


      The information required by Part II, Item 6 is incorporated by reference to the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1994 (Financial Highlights on page 1).



ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND
            RESULTS OF OPERATIONS


      The information required by Part II, Item 7 is incorporated by reference to the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1994 (Management's Discussion and Analysis of
Financial
Condition and Results of Operations on pages 21 through 23).



ITEM 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY
DATA


      The information required by Part II, Item 8 is incorporated by reference to the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1994 (Consolidated Financial Statements on pages 24 through
35).



ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


      None.













                                 PART III



      With the exception of information relating to the executive officers of the Company which is provided in Part I hereof, all information required by
Part III (Items 10, 11, 12, and 13) of Form 10-K, including the information required by Item 405 of Regulation S-K, is incorporated by reference to the
Company's definitive Proxy Statement relating to the 1994 Annual
Meeting of
Stockholders.



















































                                  PART IV



ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K


      a)    1.    Financial statements required to be filed
hereunder are
                  indexed on page 27 hereof.

            2. Financial statement schedules required to be filed
                  hereunder are indexed on page 27 hereof.

            3. The exhibits required to be filed hereunder are indexed on pages 35 through 39 hereof.


      b)    Reports on Form 8-K

                  None.









































                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant):     HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED


By: (Signature and Title)       /s/ Sidney Harman

                              Sidney Harman, Chairman of the Board
and
                                    Chief Executive Officer
Date:  September 19, 1994



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                     Title
Date




/s/ Sidney Harman             Chairman of the Board,
September 19, 1994
Sidney Harman                    Chief Executive Officer
                                 and Director



/s/ Bernard A. Girod          President, Chief Operating
September 19, 1994
Bernard A. Girod                 Officer, Chief Financial
                                 Officer (Principal
                                 Financial Accounting
                                 Officer), Secretary and
                                 Director


/s/ Shirley M. Hufstedler     Director
September 19, 1994
Shirley M. Hufstedler



/s/ Edward Meyer              Director
September 19, 1994
Edward Meyer



/s/ Alan Patricof             Director
September 19, 1994
Alan Patricof






                    THIS PAGE LEFT BLANK INTENTIONALLY
















































      LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
SCHEDULES
                            Index to Item 14(a)

                                                             Page
Reference

_______________________

  Annual

Report to
                                                    Form 10-K
Shareholders

_______________________

Consolidated Financial Data (pages 24 through 35 of the 1994 Annual Report to Shareholders herein incorporated by reference as Exhibit 13.1):

  Consolidated Balance Sheets as of June 30, 1994
    and
1993............................................................24

  Consolidated Statements of Operations for the years
    ended June 30, 1994, 1993 and
1992..................................25

  Consolidated Statements of Cash Flows for the years
    ended June 30, 1994, 1993 and
1992..................................26

  Consolidated Statements of Shareholders' Equity for
    the years ended June 30, 1994, 1993 and
1992........................27

  Notes to Consolidated Financial
Statements............................28

  Independent Auditors'
Report...........................33.............35


Schedules for the years ended June 30, 1994, 1993 and 1992:

  V     Property, Plant and Equipment....................28

  VI    Accumulated Depreciation, Depletion and
        Amortization of Property, Plant and Equipment....29

  VIII  Valuation and Qualifying Accounts and Reserves...30

  IX    Short-Term Borrowings............................31

  X     Supplemental Income Statement Information........32

  All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements.














          SCHEDULE V
                     HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                             Property, Plant and Equipment
                            Three Years Ended June 30, 1994
                                   ($000's omitted)

_________________________________________________________________
______________________

      Column                  Column      Column      Column
Column      Column
        A                       B           C           D
 E           F
_________________________________________________________________
______________________


Other
                              Balance at
Changes     Balance
                              Beginning  Additions    Retire-
Add(Deduct) at End
Classification                of Period   at Cost     ments
Describe1   of Period
_________________________________________________________________
______________________

Year Ended June 30, 1992
  Land                        $  4,493    $     2     $    --
$    --     $  4,495
  Buildings and Improvements    38,565      4,203         258
 2,050       44,560
  Machinery and Equipment      109,682     14,249       3,329
 7,172      127,774
  Furniture and Fixtures        11,072      2,549         214
 2,411       15,818
                              --------    -------     -------
- - --------    --------
  TOTAL                       $163,812    $21,003     $ 3,801
$11,633     $192,647
                              ========    =======     =======
========    ========

Year Ended June 30, 1993
  Land                        $  4,495    $    --     $   546
$    --     $  3,949
  Buildings and Improvements    44,560      2,183       2,875
(1,458)      42,410
  Machinery and Equipment      127,774     22,082       6,418
   767      144,205
  Furniture and Fixtures        15,818      1,298         449
(3,185)      13,482
                              --------    -------     -------
- - --------    --------
  TOTAL                       $192,647    $25,563     $10,288
$(3,876)    $204,046
                              ========    =======     =======
========    ========

Year Ended June 30, 1994
  Land                        $  3,949    $    --     $   324
$   515     $  4,140
  Buildings and Improvements    42,410      3,258       1,265
11,682       56,085
  Machinery and Equipment      144,205     34,045       4,557
14,586      188,279
  Furniture and Fixtures        13,482      3,417         890
 4,882       20,891
                              --------    -------     -------
- - --------    --------
  TOTAL                       $204,046    $40,720     $ 7,036
$31,665     $269,395
                              ========    =======     =======
========    ========








1 Transfers from other assets and between fixed asset categories and effect of foreign currency translation in 1992. Purchase of Lexicon, transfers from other assets and between fixed asset categories and effect of foreign currency translation in 1993.
Purchase of AKG, Studer and Beltronics, transfers from other assets and between fixed asset categories and effect of foreign currency translation in 1994.



         SCHEDULE VI
                     HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                        Accumulated Depreciation, Depletion and
                     Amortization of Property, Plant and Equipment
                            Three Years Ended June 30, 1994
                                   ($000's omitted)

_________________________________________________________________
______________________

      Column                  Column      Column      Column
Column      Column
        A                       B           C           D
 E           F
_________________________________________________________________
______________________

                                          Additions
Other
                              Balance at  Charged to
Changes     Balance
                              Beginning   Costs and    Retire-
Add(Deduct) at End
Classification                of Period   Expenses     ments
Describe1   of Period
_________________________________________________________________
______________________

Year Ended June 30, 1992
  Buildings and Improvements  $  8,164    $ 3,031     $   481
$  (109)    $ 10,605
  Machinery and Equipment       46,023     16,870       1,840
 6,707       67,760
  Furniture and Fixtures         5,686      1,970         198
   672        8,130
                              --------    -------     -------
- - --------    --------
  TOTAL                       $ 59,873    $21,871     $ 2,519
$ 7,270     $ 86,495
                              ========    =======     =======
========    ========

Year Ended June 30, 1993
  Buildings and Improvements    10,605      3,255         837
  (348)      12,675
  Machinery and Equipment       67,760     17,878       5,629
  (485)      79,524
  Furniture and Fixtures         8,130      1,826         973
  (194)       8,789
                              --------    -------     -------
- - --------    --------
  TOTAL                       $ 86,495    $22,959     $ 7,439
$(1,027)    $100,988
                              ========    =======     =======
========    ========

Year Ended June 30, 1994
  Buildings and Improvements    12,675      4,499         119
 1,575       18,630
  Machinery and Equipment       79,524     23,282       2,467
   996      101,335
  Furniture and Fixtures         8,789      3,429         732
  (611)      10,875
                              --------    -------     -------
- - --------    --------
  TOTAL                       $100,988    $31,210     $ 3,318
$ 1,960     $130,840
                              ========    =======     =======
========    ========













1 Transfers between fixed asset categories and effect of foreign currency translation in
1992, 1993 and 1994.



       SCHEDULE VIII
                     HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                    Valuation and Qualifying Accounts and Reserves
                            Three Years Ended June 30, 1994
                                   ($000's omitted)

_________________________________________________________________
______________________

      Column                  Column      Column      Column
Column      Column
        A                       B           C           D
 E           F
_________________________________________________________________
______________________

                                                      Charged
                              Balance at  Charged to  To Other
           Balance
                              Beginning   Costs and   Accounts
Deductions   at End
Classification                of Period   Expenses    Describe
Describe    of Period
_________________________________________________________________
______________________

Year Ended June 30, 1992

Allowance for doubtful
  accounts                    $ 3,878     $ 2,373     $    42 1
$ 2,629 2   $ 3,664
                              =======     =======     =======
=======     =======


Year Ended June 30, 1993

Allowance for doubtful
  accounts                    $ 3,664     $ 2,216     $    77 3
$ 2,522 2   $ 3,435
                              =======     =======     =======
=======     =======


Year Ended June 30, 1994

Allowance for doubtful
  accounts                    $ 3,435     $ 2,757     $ 7,189 4
$ 3,140 2   $10,241
                              =======     =======     =======
=======     =======







1 Addition due to Allen & Heath Brennell acquisition.

2 Deductions for accounts receivable written off net of recoveries.

3 Addition due to Lexicon acquisition.

4 Addition due to AKG, Studer and Harman Belgium (Beltronics) acquisitions.










         SCHEDULE IX

                     HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                                 Short-Term Borrowings
                            Three Years Ended June 30, 1994
                                   ($000's omitted)

_________________________________________________________________
______________________

      Column              Column     Column       Column
Column      Column
        A                   B          C            D           E
         F
_________________________________________________________________
______________________

                                                  Maximum
Average    Weighted
                                    Weighted      Amount
Amount     Average
Category of               Balance   Average     Outstanding
Outstanding  Interest
Aggregate                 at End    Interest    During the  During
the  Rate During
Short-Term Debt          of Period    Rate        Period
Period    The Period1
_________________________________________________________________
______________________

June 30, 1992

  Notes payable-banks    $ 63,463     8.7%       $ 88,766    $
67,025      8.9%


June 30, 1993

  Notes payable-banks    $ 33,379     6.2%       $ 75,333    $
42,574      8.6%


June 30, 1994

  Notes payable-banks    $ 63,140     6.3%       $ 98,008    $
52,760      6.4%





1 Weighted average interest rate during the period is computed as related interest expense divided by the average outstanding balance during the year.




















          SCHEDULE X

                     HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                       Supplemental Income Statement Information
                            Three Years Ended June 30, 1994
                                   ($000's omitted)

_________________________________________________________________
______________________

          Column A                                          Column
B

_________________________________________________________________
______________________

                                                 Charged to Cost
and Expenses
                                                  For the Year
Ended June 30,

                                             1992              1993
            1994
_________________________________________________________________
______________________


1.  Maintenance and repairs                    *                 *
               *

2.  Depreciation and amortization
    of intangible assets                       *                 *
               *

3.  Taxes other than payroll and
    income taxes                               *                 *
               *

4.  Royalties                                  *                 *
               *

5.  Advertising costs                     $ 19,666          $
20,293          $ 18,933






*  Does not exceed 1% of sales.























                             INDEPENDENT AUDITORS' REPORT



The Board of Directors
Harman International Industries, Incorporated:


Under date of August 12, 1994, we reported on the consolidated balance sheets of Harman
International Industries, Incorporated and subsidiaries as of June
30, 1994 and 1993, and
the related consolidated statements of operations, cash flows and shareholders' equity for each of the years in the three year period ended June 30, 1994, as contained in the 1994 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form
10-K for the year ended
June 30, 1994. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the
Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ KPMG Peat Marwick LLP

Los Angeles, California
August 12, 1994



















                          THIS PAGE LEFT BLANK INTENTIONALLY








































                     HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                                   INDEX TO EXHIBITS


      The following exhibits are filed as part of this report.
Where such filing is made
by incorporation by reference to a previously filed statement or report, such statement or report is identified in parenthesis.

      There are omitted from the exhibits filed with this Annual
Report on Form 10-K
certain promissory notes and other instruments and agreements with respect to long-term debt of the Company, none of which authorizes securities in a total amount that exceeds
10 percent of the total assets of the Company on a consolidated basis. Pursuant to Item
61(d)(4)(iii) of Regulation S-K, the Company hereby agrees to file with the Securities and
Exchange Commission copies of all such omitted promissory notes and other instruments and agreements as the Commission requests.


Exhibit
                Page
  No.                         Description
                 No.


3.1, 4.1    Restated Certificate of Incorporation, as amended,
filed
            with the Delaware Secretary of State on October 7,
1986.
            (Filed as Exhibits 3.1 and 4.1 to the Registration
State-
            ment on Form S-1 (Reg. No. 33-8538) and hereby
incorporated
            by
reference.)......................................................
...IBR

4.3, 10.17  Composite conformed copy of the Note Purchase
Agreements
            dated June 30, 1987, relating to the sale of $25.0 million principal amount of 10.08% Senior Notes due September
30,
            1994, and $17.5 million principal amount of 10.40%
Senior
            Notes due September 30, 1997, including as exhibits thereto the form of 10.08% Senior Notes due September 30, 1994, and
            10.40% Senior Notes due September 30, 1997.  (Filed as
            Exhibit 4 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 1988 (File No. 0-15147), and hereby incorporated by
reference.).....................................IBR


4.4, 10.29  Composite conformed copy of the Note Purchase Agreement dated December 1, 1988, relating to the sale of $45.0
million
            principal amount of 11.2% Senior Subordinated Notes due
            December 1, 1998, including as an exhibit thereto the
form
            of 11.2% Senior Subordinated Notes due December 1,
1998.
            (Filed as Exhibit 4 to the Quarterly Report on Form
10-Q
            for the quarter ended December 31, 1988 (File No.
0-15147),
            and hereby incorporated by
reference.).................................IBR

4.5         Amended By-Laws of Harman International Industries,
            Incorporated.  (Filed as Exhibit 4.5 to the Quarterly
Report
            on Form 10-Q for the quarter ended March 31, 1992 (File
No.
            0-15147) and hereby incorporated by
reference.)........................IBR







                               INDEX TO EXHIBITS (cont.)

Exhibit
                Page
  No.                         Description
                 No.


 4.6        Indenture dated June 4, 1992, between Harman
International
            Industries, Incorporated and Security Trust Company
N.A., as
            Trustee, relating to $70,000,000 principal amount of 12.0% Senior
            Subordinated Notes due 2002, including as an exhibit thereto the form of 12.0% Senior Subordinated Notes due 2002.
(Filed as
            Exhibit 4.6 to the Annual Report on Form 10-K for the year ended
            June 30, 1992 (File No. 0-15147), and hereby incorporated by reference.)......................................................
......IBR

 4.7        First Amendment to Note Agreement Dated June 30, 1987,
            dated as of December 14, 1988, relating to the sale of
$25.0
            million principal amount of 10.08% Series A Senior
Notes due
            September 30, 1994, and $17.5 million principal amount
of 10.40%
            Series B Senior Notes due September 30, 1997.  (Filed
as Exhibit
            4.7 to the Registration Statement on Form S-2 (Reg. No.

            33-49692) and hereby incorporated by
reference.).......................IBR

10.1        Lease dated as of June 18, 1987 between Harman
International
            Industries Business Campus Joint Venture and JBL Inc.,
as
            amended.  (Filed as Exhibit 10.1 to the Annual Report
on
            Form 10-K for the fiscal year ended June 30, 1987 (File
            No. 0-15147) and hereby incorporated by
reference.)....................IBR

10.2        Guaranty dated as of June 18, 1987 by Harman
International
            Industries, Inc. of Lease dated as of June 18, 1987
between
            Harman International Industries Business Campus Joint
            Venture and JBL Inc., as amended.  (Filed as Exhibit
10.2
            to the Annual Report on Form 10-K for the fiscal year
            ended June 30, 1987 (File No. 0-15147) and hereby
            incorporated by
reference.)............................................IBR

10.3        Chatsworth Industrial Park Lease Agreement dated as of
            July 31, 1984, between Almo Properties and Infinity
Systems,
            Inc.  (Filed as Exhibit 10.3 to the Registration
Statement
            on Form S-1 (Reg. No. 33-8538) and hereby incorporated by

reference.)......................................................
......IBR

10.9        Distributor Agreement dated April 27, 1981 between
Maxell
            Europe GmbH and Harman Deutschland GmbH, as amended.
(Filed
            as Exhibit 10.9 to the Registration Statement on Form
S-1
            (Reg. No. 33-8538) and hereby incorporated by
reference.)..............IBR

10.10       Agreement dated as of June 20, 1985, among Harman
International
            Industries, Inc., Harman-Motive, Inc., JBL Inc. and
Ford Motor
            Co.  (Filed as Exhibit 10.10 to the Registration
Statement on
            Form S-1 (Reg. No. 33-8538) and hereby incorporated by

reference.)......................................................
......IBR

10.18       Harman International Industries, Inc. 1987 Executive
            Incentive Plan (adopted December 8, 1987).  (Filed as
            Exhibit 10.18 to the Annual Report on Form 10-K for the
            fiscal year ended June 30, 1988 (File No. 0-15147), and
            hereby incorporated by
reference.).....................................IBR



                               INDEX TO EXHIBITS (cont.)

Exhibit
                Page
  No.                         Description
                 No.


10.19       Form of Incentive Stock Option Agreement under the 1987

            Executive Incentive Plan.  (Filed as Exhibit 10.19 to
the
            Annual Report on Form 10-K for the fiscal year ended
June 30,
            1988 (File No. 0-15147), and hereby incorporated by
reference.)........IBR

10.20       Form of Non-Qualified Stock Option Agreement under the
1987
            Executive Incentive Plan.  (Filed as Exhibit 10.20 to
the
            Annual Report on Form 10-K for the fiscal year ended
June 30,
            1988 (File No. 0-15147), and hereby incorporated by
reference.)........IBR

10.21 Form of Non-Qualified Stock Option Agreement with non-officer directors.  (Filed as Exhibit 10.21 to the Annual
Report on
            Form 10-K for the fiscal year ended June 30, 1988 (File

            No. 0-15147), and hereby incorporated by
reference.)...................IBR

10.23       Lease Agreement dated April 28, 1988, among Alaskan
Permanent
            Fund Corp. and the National Bank of Washington, as
trustee
            of the National Bank of Washington Multi-Employer
Property
            Trust and Harman Electronics, Inc.  (Filed as Exhibit
10.23
            to the Annual Report on Form 10-K for the fiscal year
ended
            June 30, 1988 (File No. 0-15147), and hereby
incorporated
            by
reference.)......................................................
...IBR

10.24       Promissory Note dated August 3, 1993, among Harman
            International Industries, Inc., JBL Incorporated and
Banc
            One Arizona Leasing Corporation.  (Filed as Exhibit
10.24 to
            the Annual Report on Form 10-K for the fiscal year
ended
            June 30, 1993 (File No. 0-15147), and hereby
incorporated
            by
reference.)......................................................
...IBR

10.26       Harman International Industries, Incorporated
Retirement
            Savings Plan.  (Filed on Form S-8 Registration
Statement on
            June 16, 1989 (Reg. No. 33-28973), and hereby
incorporated by

reference.)......................................................
......IBR

10.27       Harman International Industries, Incorporated
Supplemental
            Executive Retirement Plan. (Filed as Exhibit 10.27 to the
            Annual Report on Form 10-K for the fiscal year ended
June
            30, 1989 (file No. 0-15147), and hereby incorporated by


reference.)......................................................
......IBR

10.28       Form of Benefit Agreement under the Supplemental
            Executive Retirement Plan.  (Filed as Exhibit A to the
            Supplemental Executive Retirement Plan at Exhibit
            10.27 and hereby incorporated by
reference.)...........................IBR

10.30       Form of Restricted Stock Agreement.  (Filed as Exhibit
10.30
            to the Annual Report on Form 10-K for the fiscal year
ended
            June 30, 1989 (File No. 0-15147), and hereby
incorporated by

reference.)......................................................
......IBR
10.32       Note dated September 7, 1989, between Harco Properties,

            Incorporated and New England Mutual Life Insurance
Company.
            (Filed as Exhibit 10.32 to the Quarterly Report on Form
10-Q
            for the quarter ended September 30, 1989 (File No.
0-15147),
            and hereby incorporated by
reference.).................................IBR
                                          37

                               INDEX TO EXHIBITS (cont.)

Exhibit
                Page
  No.                         Description
                 No.


10.38       Amendment to the Harman International Industries,
Incorporated
            Supplemental Executive Retirement Plan.  (Filed as
Exhibit 19.1
            to the Quarterly Report on Form 10-Q for the quarter ended
            March 31, 1992 (File No. 0-15147), and hereby incorporated by reference.)......................................................
......IBR

10.39       Agreement dated July 1, 1992, between Harman
Deutschland GmbH
            and Maxell Europe GmbH, related to the termination of
the
            Distributor Agreement dated April 27, 1981.  (Filed as
Exhibit
            10.39 to the Annual Report on Form 10-K for the fiscal
year
            ended June 30, 1992 (File No. 0-15147), and hereby
incorporated
            by
reference.)......................................................
...IBR

10.41       Form of Incentive Stock Option Agreement under the 1992
            Executive Incentive Plan.  (Filed as Exhibit 10.41 to
the
            Annual Report on Form 10-K for the fiscal year ended
            June 30, 1993 (File No. 0-15147), and hereby
incorporated
            by
reference.)......................................................
...IBR

10.42       Form of Non-qualified Stock Option Agreement under the
1992
            Executive Incentive Plan.  (Filed as Exhibit 10.42 to
the
            Annual Report on Form 10-K for the fiscal year ended
            June 30, 1993 (File No. 0-15147), and hereby
incorporated
            by
reference.)......................................................
...IBR

10.43       Form of Restricted Stock Agreement under the 1992
Executive
            Incentive Plan.  (Filed as Exhibit 10.43 to the Annual
Report
            on Form 10-K for the fiscal year ended June 30, 1993
(File
            No. 0-15147), and hereby incorporated by
reference.)...................IBR

10.44       Form of Non-qualified Stock Option Agreement for
Non-officer
            Directors under the 1992 Executive Incentive Plan.
(Filed as
            Exhibit 10.44 to the Annual Report on Form 10-K for the
fiscal
            year ended June 30, 1993 (File No. 0-15147), and hereby
            incorporated by
reference.)............................................IBR

10.45       Harman International Industries, Inc. Executive
Deferred
            Compensation Plan.  (Filed as Exhibit 10.45 to the
Annual
            Report on Form 10-K for the fiscal year ended June 30,
1993
            (File No. 0-15147), and hereby incorporated by
reference.).............IBR

10.46       Harman International Industries, Inc. Executive
Deferred
            Compensation Plan Split-Dollar Life Insurance
Agreement.
            (Filed as Exhibit 10.46 to the Annual Report on Form
10-K
            for the fiscal year ended June 30, 1993 (File No.
0-15147),
            and hereby incorporated by
reference.).................................IBR

10.47       Escrow Agreement, dated as of December 30, 1993, by and

            between the Company and PNC Bank, N.A.  (Filed as
Exhibit
            10.47 to the Quarterly Report on Form 10-Q for the
quarter
            ended December 31, 1993 (File No. 0-15147) and hereby
            incorporated by
reference.)............................................IBR




                               INDEX TO EXHIBITS (cont.)

Exhibit
                Page
  No.                         Description
                 No.


10.48       Share Purchase Agreement, dated as of July 19, 1994, by
and
            between the Company and Girocredit for purchase of
remaining
            24% of AKG Acoustics
GmbH...............................................43

10.49       Promissory Note dated September 30, 1993 between Harman
            International Industries, Incorporated and PNC Bank,
N.A.
            (Filed as Exhibit 19.5 to the Quarterly Report on Form
            10-Q for the quarter ended September 30, 1993 (File No.
            0-15147) and hereby incorporated by
reference.)........................IBR

10.50       Promissory Note dated September 28, 1993 between Harman
            International Industries, Incorporated and Citicorp
USA,
            Inc.  (Filed as Exhibit 19.6 to the Quarterly Report on
            Form 10-Q for the quarter ended September 30, 1993
(File
            No. 0-15147) and hereby incorporated by
reference.)....................IBR

10.51       Promissory Note dated May 17, 1994 among Harman
            International Industries, Incorporated, certain of its
            subsidiaries and Chemical
Bank..........................................57

10.52       Promissory Note dated May 5, 1994 among Harman
            International Industries, Incorporated, certain of its
            subsidiaries and NationsBank.
..........................................81

13.1        Harman International Industries, Incorporated Annual
Report
            to Shareholders for the fiscal year ended June 30,
1994.................97

21.1        Subsidiaries of the
Company............................................139

23.1        Consent of Independent
Auditors........................................143

27.1        EDGAR Financial Data
Schedule..........................................147
























                          THIS PAGE LEFT BLANK INTENTIONALLY















































                  42
