Form 10-Q
period 1994-09-30
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 1994-11-04
CIK 800459

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended: SEPTEMBER 30, 1994   Commission File Number:
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

15,091,277 shares of Common Stock, $.01 par value at October 31,
1994.

  HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

                               INDEX


PART I.   FINANCIAL INFORMATION                           PAGE NO.

Item 1.  Financial Statements

  Condensed Consolidated Balance Sheets - September 30,
    1994 and June 30, 1994                                   3

  Condensed Consolidated Statements of Operations -
    Three Months Ended September 30, 1994 and 1993           4

  Condensed Consolidated Statements of Cash Flows -
    Three Months Ended September 30, 1994 and 1993           5

  Notes to Condensed Consolidated Financial Statements       6

Item 2.  Management's Discussion and Analysis of the
          Results of Operations and Financial Condition     7-9


PART II.  OTHER INFORMATION                                10-11


SIGNATURES                                                  12


EXHIBIT 10.53                                               13

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1994 AND JUNE 30, 1994
(000s omitted except per share amounts)

                                          (Unaudited)   (Audited)
                                           09/30/94      6/30/94
                                          -----------
- ----------
ASSETS
Current Assets:
  Cash and short-term investments         $   18,263      $   9,724
  Receivables (less allowance for doubtful
     accounts:  $10,662 at September 30, 1994,
     and $10,241 at June 30, 1994)           198,321     206,801
  Inventories
     Finished goods and inventory
       purchased for resale                  165,337     151,426
     Work in process                          19,878      20,200
     Raw materials and supplies               61,565      66,469
                                          -----------
- ----------
          Total inventories                  246,780     238,095
  Other current assets                        41,558      35,202
                                          -----------  ----------
          Total current assets               504,922     489,822

Investments                                    4,221       4,139
Investments in unconsolidated subsidiaries       2,679     2,675
Property, plant and equipment, net           139,906     138,555
Other assets                                  11,420      11,140
Excess of cost over fair value of assets
  acquired, net                               38,298      34,360
                                          -----------  ----------
          Total assets                    $  701,446   $ 680,691
                                          ===========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes Payable                           $  103,987   $  63,140
  Current portion of long-term debt            4,963       6,114
  Accounts payable                            80,112      91,516
  Accrued liabilities                        103,754     113,174
                                          -----------  ----------
          Total current liabilities          292,816     273,944

Other non-current liabilities                  8,583       8,514
Senior long-term debt                         39,721      41,577
Subordinated long-term debt                  114,000     115,000
Deferred income                                2,062       2,372
Minority interest                              7,382       7,263

Shareholders' Equity:
  Common stock, $0.01 par value                  151         151
  Additional paid-in capital                 143,357     143,144
  Equity adjustment from foreign
     currency translation                      1,493         392
  Retained earnings                           91,881      88,334
                                          -----------  ----------
          Net shareholders' equity           236,882     232,021
                                          -----------  ----------
          Total liabilities and
          shareholders' equity            $  701,446   $ 680,691
                                          ===========  ==========

See accompanying Notes to Condensed Consolidated Financial
Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
(000s omitted except per share amounts)
(UNAUDITED)

                                               Three Months Ended
                                                  September 30,
                                                1994      1993
                                             ----------  ----------
Net Sales                                    $ 228,607   $ 163,661

Cost of Sales                                  152,741     116,869
                                             ----------  ----------
  Gross Profit                                  75,866      46,792

Selling, general and
  administrative expenses                       61,707      39,227
                                             ----------  ----------
  Operating income                              14,159       7,565

Other expenses:

  Interest expense                               5,736       5,585
  Miscellaneous, net                             1,318         239
                                             ----------  ----------
  Income before income taxes,
    minority interest and
    extraordinary items                          7,105       1,741

Income tax expense                               2,830         697
Minority interest                                   77        --
                                             ----------  ----------
  Income before
    extraordinary items                          4,198       1,044

Extraordinary items,
  net of income taxes                              (48)         --
                                             ----------  ----------
    Net income                               $   4,150   $   1,044
                                             ==========  ==========
Earnings per share of
  common stock before
  extraordinary items                        $    0.28   $    0.10
                                             ==========  ==========

Earnings per common share                    $    0.28   $    0.10
                                             ==========  ==========
Weighted average number
  of common shares
  outstanding                                   15,075      10,880
                                             ==========  ==========












See accompanying Notes to Condensed Consolidated Financial
Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
($000s omitted)
(UNAUDITED)

                                                 1994       1993
                                              ----------
- ----------
Cash flows from operating activities:
  Net income                                  $   4,150   $   1,044
                                              ----------
- ----------
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
 Depreciation                                     9,029      6,551
 Amortization of intangible assets                  584        428
 Amortization of deferred income                   (324)      (323)
Changes in assets and liabilities, net of effects
  from purchase of companies:
(Increase) decrease in:
 Receivables                                      8,480
(8,358)
 Inventories                                     (8,685)
(14,182)
 Other current assets                            (6,356)     1,534
Increase (decrease) in:
 Accounts payable                               (11,404)     5,577
 Accrued liabilities                             (9,420)    (2,418)
                                              ----------
- ----------
Total adjustments                             $ (18,096)   $
(11,191)
                                              ----------
- ----------
Net cash provided by (used in) operating activities $ (13,946)   $
(10,147)

Cash flow from investing activities:
 Payment for purchase of companies, net of
   cash acquired                                 (3,676)     3,317
Capital expenditures for property, plant
   and equipment                                 (9,552)
(6,547)
 Other items, net                                (1,838)    (1,514)
                                              ----------
- ----------
Net cash used in investing activities         $ (15,066)   $
(4,744)
                                              ----------
- ----------
Cash flow from financing activities:
 Net borrowings under lines of credit            40,847      22,445
 Net proceeds from (repayments of) long-term debt    (4,007)   434
 Dividends paid to stockholders                    (603)        --
 Proceeds from exercise of stock options            213        382
 Net change, foreign currency translation         1,101       1,107
                                              ----------
- ----------
Net cash flow provided by
  financing activities                        $  37,551   $  24,368
                                              ----------
- ----------
Net increase (decrease) in cash and
  short-term investments                          8,539      9,477
Cash and short-term investments at beginning of period     9,724
2,179
                                              ----------
- ----------
Cash and short-term investments at end of period $  18,263   $
11,656
- ----------------------------------            ==========
==========
Supplemental disclosures of cash flow information:
 Interest paid                                $   6,785   $   7,741
 Income taxes paid                            $   8,143   $   1,265
Supplemental schedule of noncash investing activities:
 Fair value of assets acquired                $      --   $  67,134
 Cash paid for the capital stock                    --           0
                                               ----------
- ----------
    Liabilities assumed                       $      --   $  67,134
                                               ----------
- ----------

See accompanying Notes to Condensed Consolidated Financial
Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements


NOTE A - BASIS OF PRESENTATION

The Company's Condensed Consolidated Financial Statements for the three months ended September 30, 1994 and 1993 have not been audited by the Company's independent auditors; however, in the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company and subsidiaries as of September 30, 1994 and the results of their operations and their cash flows for the periods presented.

The results of operations for the three months ended September 30, 1994 are not necessarily indicative of the results to be expected for the full year.


NOTE B - ACQUISITIONS

On July 25, 1994, Harman International Industries, Incorporated, purchased the remaining 24% of AKG from GiroCredit Bank, increasing its share ownership to 100%. Harman paid 41 million Austrian
Schillings for the remaining shares (approximately U.S. $3.7 million).


NOTE C - MULTI-CURRENCY, MULTI-OPTION CREDIT REVOLVING CREDIT
          AGREEEMENT

On September 30, 1994, the Company and certain of its subsidiaries completed a five-year multi-currency revolving credit facility with a syndicate of banks led by Chemical Bank as Agent and NationsBank as Co-Agent. This credit facility provides for revolving credit loans and swing-line loans at committed interest rates, short-term loans at interest rates determined by a competitive bidding process, and for the issuance of letters of credit. Committed rate borrowings may be made in U.S. dollars or available foreign currencies. Rates on committed rate Eurocurrency loans are based on a performance grid calculated on the Company's EBITDA ratio (consolidated Earnings Before Interest, Taxes, Depreciation and Amortization divided by consolidated interest expense). At September 30, 1994, the initial drawn pricing is LIBOR plus 50 basis points. Borrowings under the credit facility are guaranteed by the Company and certain of its subsidiaries. The credit facility will be used by the Company and its subsidiaries to refinance existing unsecured lines of credit and for working capital and other general corporate purposes. The credit facility contains customary covenants, including covenants limiting the incursion of additional indebtedness. At September 30, 1994, the Company had not yet utilized this credit facility.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
- ---------------------
COMPARISON OF THREE MONTH PERIODS ENDED SEPTEMBER 30, 1994 AND 1993

Net sales for the quarter ended September 30, 1994 totaled $228.6 million, a 40 percent increase over the comparable period in the
prior year.   The quarter was highlighted by the performance of the
Professional Group. Significant sales increases were also reported by the Consumer Group and the Automotive OEM Group.

The Professional Group produced excellent sales and earnings results for the quarter. A portion of the growth is attributable to AKG and Studer, which were not represented in prior year first quarter results. JBL Professional generated higher sales compared to last year in both domestic and international markets, experiencing particularly strong activity in Asia. Soundcraft had a strong first quarter and DOD contributed vigorously as it continued an impressive turnaround from last year's relatively lackluster performance.

The Consumer Group generated higher sales and operating results compared to the first quarter of the prior year. JBL was particularly impressive in both the United States and international markets due in large measure to the success of the new JBL SoundEffects compact, modular home theater products. Strong sales of the Infinity "Sterling" and "Crescendo" loudspeaker models to Circuit City as well as higher sales of Infinity automotive aftermarket loudspeakers also contributed to the growth.

Higher Automotive OEM Group sales reflect continued strong sales to the automobile manufacturers. New clients including Saab, Jaguar and Range Rover now offer Harman Kardon high fidelity systems. Advanced new Infinity systems are available in the Eagle Talon and the Mitsubishi Eclipse and Galant. A Ford/JBL premium system is offered in the new Ford Windstar minivan. Shipments of a new high-end audio system for the Toyota Avalon, slated for November introduction, began in the quarter, and strong sales of the Jeep Grand Cherokee and the Dodge Dakota and T300 pickup trucks, each of which incorporates an Infinity high fidelity system, contributed to first quarter results. The combination of new clients, aggressive promotion and increasing application rates produced a strong first quarter for this Group.

The gross profit margin for the quarter ended September 30, 1994 was 33.2 percent ($75.9 million) compared to 28.6 percent ($46.8 million) in the prior year. The increase in gross profit margin reflects higher margin contribution from the Professional Group and the favorable effects of operating leverage and product mix at the Automotive OEM and Manufacturing Groups.

Selling, general and administrative expenses as a percentage of net sales increased to 27.0 percent for the quarter ended September 30,

1994 from 24.0 percent in the comparable period in the prior year. The increase for the quarter primarily results from costs associated with new advertising and marketing programs intended to increase awareness of the Company's brands and link these brand names to Harman International's reputation for the highest quality standards and sonic excellence.

Operating income as a percentage of sales was 6.2 percent ($14.2 million) for the first quarter ended September 30, 1994 compared with 4.6 percent ($7.6 million) for the same period in the prior year. The increase reflects improved gross profit percentages for the quarter as discussed above.
Interest expense for the three months ended September 30, 1994 increased slightly to $5.7 million from $5.6 million reported in the comparable period in the prior year due to higher average borrowings. Average borrowings outstanding were $244.3 million for the quarter, up from $221.4 million for the same period a year ago.

The increase in average borrowings primarily results from debt assumed in fiscal 1994 acquisitions and increased working capital requirements associated with higher sales volume offset by the proceeds of the fiscal 1994 stock offering. The interest expense impact of the increase in average borrowings was offset by a decrease in the average interest rate on borrowings.

The average interest rate on borrowings was 9.4 percent for the first quarter ended September 30, 1994, down from 10.1 percent for the quarter ended September 30, 1993. The decrease in average interest rates for the quarter reflects the Company's renegotiation of its domestic short-term lines of credit and lower interest rates on debt assumed in fiscal 1994 acquisitions as well as repayments of long-term debt, which generally carried higher interest rates than short-term debt. Interest expense as a percentage of sales was 2.5 percent for the first quarter ended September 30, 1994, down from 3.4 percent for the comparable period in the previous year.

Income before income taxes, minority interest and extraordinary items for the first quarter of fiscal 1995 was $7.1 million, up from $1.7 million in the previous year.

The effective tax rate for the first quarter of fiscal 1995 was
39.8 percent compared with 40.0 percent in the prior year.  The
Company calculates its taxes based upon its best estimate of annual results.

The Company reported an extraordinary charge, net of a related tax benefit, of $48,000 in the first quarter of fiscal 1995 associated with the early extinguishment of $1.0 million of the 12.0% Senior
Subordinated Notes, due August 1, 2002.

Net income for the three months ended September 30, 1994 was $4.2 million, or $0.28 per share, compared with $1.0 million, or $0.10 per share, in the previous year.

Financial Condition
- -------------------

On September 30, 1994, the Company and certain of its subsidiaries completed a $200 million five-year multi-currency revolving credit facility with a syndicate of banks led by Chemical Bank as Agent and NationsBank as Co-Agent. The credit facility will be used by the Company and its subsidiaries to refinance existing unsecured lines of credit and for working capital and other general corporate purposes. At September 30, 1994, the Company had not yet utilized this credit facility.

Net working capital at September 30, 1994 was $212.1 million, compared with $215.9 million at June 30, 1994. The decrease in working capital reflects lower receivables balances resulting from cash collections and increased short-term borrowings utilized for operational requirements.

Other changes in the Company's balance sheet from June 30, 1994, the end of the preceding fiscal year, to September 30, 1994 are as follows:

- - Inventories increased by $8.7 million (3.6 percent), from $238.1 million to $246.8 million. This increase was primarily due to requirements for higher product shipments expected in the second quarter of the fiscal year associated with the Consumer Group's Christmas selling season and anticipated increases in Professional Group sales volume. Excluding the impact of acquisitions, inventories increased $14.2 million (10.3 percent) in the first quarter of fiscal 1994.

- - Excess of cost over fair value of assets acquired increased by $3.9 million, from $34.4 million to $38.3 million, primarily as
a
  result of the acquisition of the remaining 24 percent of AKG in July 1994.

- - Accrued liabilities decreased $9.4 million, from $113.2 million to $103.8 million, primarily due to federal income tax payments made in the quarter.

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

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

        (a) The date of the annual meeting of stockholders was November 2, 1994.

        (b) Mr. Edward Meyer was re-elected as a director of the Company with 14,228,275 affirmative votes and 41,356 votes withholding authority. Mr. Meyer will serve a three-year term expiring at the 1997 Annual Meeting of Stockholders.

             Mr. Alan Patricof's and Mr. Bernard Girod's terms as directors of the Company expire at the 1995 Annual
             Meeting of Stockholders.

             Dr. Sidney Harman's and Ms. Shirley Mount Hufstedler's

             terms as directors of the Company expire at the 1996
             Annual Meeting of Stockholders.

        (c)  The proposal to adopt the Chief Executive Officer
             Incentive Plan was approved with 12,940,366 affirmative votes, 1,124,741 negative votes and 204,524 votes withholding authority.

        (d)  The proposal to amend and restate the 1992 Incentive
             Plan was approved with 9,763,358 affirmative votes, 4,301,342 negative votes and 204,931 votes withholding authority.

Item 5.  Other Information

         None.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits Required by Item 601 of Regulation S-K

             The following exhibits are filed as part of this report.

         Exhibit
           No.                     Description
         -------                   -----------

         10.53 Multi-currency, multi-option credit agreement dated September 30, 1994 among Harman International Industries, Incorporated, the Subsidiary Borrowers and Subsidiary Guarantors, and the Several Lenders named therein and Chemical Securities, Inc., as Arranger, NationsBank of North Carolina, N.A., as Co-Agent and Chemical Bank, as Administrative Agent.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                    (Registrant)


DATE:  November 4, 1994            BY:    /s/ Sidney Harman
                                        ----------------------
                                        Sidney Harman
                                        Chairman and Chief
                                        Executive Officer


DATE:  November 4, 1994            BY:    /s/ Bernard A. Girod
                                        ----------------------
                                        Bernard A. Girod
                                        President, Chief Operating
                                        Officer, Chief Financial
                                        Officer and Secretary