Form 10-K/A
period 1994-06-30
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 1994-12-02
CIK 800459

[ARTICLE] 5

[PERIOD-TYPE]                   YEAR
[FISCAL-YEAR-END]                          JUN-30-1994
[PERIOD-END]                               JUN-30-1994
[CASH]                                         8890000
[SECURITIES]                                    834000
[RECEIVABLES]                                217042000
[ALLOWANCES]                                  10241000
[INVENTORY]                                  238095000
[CURRENT-ASSETS]                             489822000
[PP&E]                                       269395000
[DEPRECIATION]                               130840000
[TOTAL-ASSETS]                               680691000
[CURRENT-LIABILITIES]                        273944000
[BONDS]                                      132500000
[COMMON]                                        151000
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                   231870000
[TOTAL-LIABILITY-AND-EQUITY]                 680691000
[SALES]                                      862147000
[TOTAL-REVENUES]                             862147000
[CGS]                                        592985000
[TOTAL-COSTS]                                795815000
[OTHER-EXPENSES]                               1536000
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                            22110000
[INCOME-PRETAX]                               42686000
[INCOME-TAX]                                  16248000
[INCOME-CONTINUING]                           26438000
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                 748000
[CHANGES]                                        26000
[NET-INCOME]                                  25664000
[EPS-PRIMARY]                                     1.92
[EPS-DILUTED]                                     1.92