Form 10-Q
period 1994-12-31
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 1995-02-08
CIK 800459

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended: DECEMBER 31, 1994    Commission File Number: 1-9764



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

15,126,767 shares of Common Stock, $.01 par value at January 31, 1994.

  HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

                               INDEX


PART I.   FINANCIAL INFORMATION                           PAGE NO.

Item 1.  Financial Statements

  Condensed Consolidated Balance Sheets - December 31,
    1994 and June 30, 1994                                   3

  Condensed Consolidated Statements of Operations -
    Three and Six Months Ended December 31, 1994 and 1993    4

  Condensed Consolidated Statements of Cash Flows -
    Six Months Ended December 31, 1994 and 1993              5

  Notes to Condensed Consolidated Financial Statements       6

Item 2.  Management's Discussion and Analysis of the
          Results of Operations and Financial Condition     7-10


PART II.  OTHER INFORMATION                                 11


SIGNATURES                                                  12

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1994 AND JUNE 30, 1994
(000s omitted except per share amounts)

                                          (Unaudited)   (Audited)
                                           12/31/94      6/30/94
                                          -----------     ----------
ASSETS
Current Assets:
  Cash and short-term investments         $   14,763      $   9,724
  Receivables (less allowance for doubtful
     accounts:  $11,260 at December 31, 1994,
     and $10,241 at June 30, 1994)           210,206     206,801
  Inventories
     Finished goods and inventory
       purchased for resale                  149,935     151,426
     Work in process                          19,131      20,200
     Raw materials and supplies               55,034      66,469
                                          -----------     ----------
          Total inventories                  224,100     238,095
  Other current assets                        50,245      35,202
                                          -----------  ----------
          Total current assets               499,314     489,822

Investments                                    3,282       4,139
Investments in unconsolidated subsidiaries       2,679     2,675
Property, plant and equipment, net           141,793     138,555
Other assets                                  11,232      11,140
Excess of cost over fair value of assets
  acquired, net                               40,270      34,360
                                          -----------  ----------
          Total assets                    $  698,570   $ 680,691
                                          ===========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable / swing lines             $   20,382   $  63,140
  Current portion of long-term debt            4,804       6,114
  Accounts payable                            69,723      91,516
  Accrued liabilities                        108,657     113,174
                                          -----------  ----------
          Total current liabilities          203,566     273,944

Other non-current liabilities                 10,623       8,514
Borrowings under Revolving Credit Facility      80,716        --
Senior long-term debt                         39,442      41,577
Subordinated long-term debt                  109,500     115,000
Deferred income                                1,739       2,372
Minority interest                              5,660       7,263

Shareholders' Equity:
  Common stock, $0.01 par value                  151         151
  Additional paid-in capital                 143,736     143,144
  Equity adjustment from foreign
     currency translation                        216         392
  Retained earnings                          103,221      88,334
                                          -----------  ----------
          Net shareholders' equity           247,324     232,021
                                          -----------  ----------
          Total liabilities and
          shareholders' equity            $  698,570   $ 680,691
                                          ===========  ==========

See accompanying Notes to Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1994 AND 1993
(000s omitted except per share amounts)
(UNAUDITED)

                           Three Months Ended        Six Months Ended
                              December 31,             December 31,
                            1994        1993         1994      1993
                         ----------  ----------   --------------------
Net Sales                $ 288,718   $ 222,726    $ 517,325 $ 386,387

Cost of Sales              197,881     152,369      350,622   269,238
                         ----------  ----------   --------------------
  Gross Profit              90,837      70,357      166,703   117,149

Selling, general and
  administrative expenses   66,021      50,947      127,728    90,174
                         ----------  ----------   --------------------
  Operating income          24,816      19,410       38,975    26,975

Other expenses:

  Interest expense           6,173       6,347       11,909    11,932
  Miscellaneous, net            93         461        1,411       700
                         ----------  ----------   --------------------
  Income before income taxes,
    minority interest and
    extraordinary items     18,550      12,602       25,655    14,343

Income tax expense           6,336       5,035        9,166     5,732
Minority interest               44        --            121        --
                         ----------  ----------   --------------------
  Income before
    extraordinary items     12,170       7,567       16,368     8,611

Extraordinary items,
  net of income taxes         (226)       (748)        (274)     (748)
                         ----------  ----------   --------------------
    Net income           $  11,944   $   6,819    $  16,094 $   7,863
                         ==========  ==========   ====================
Earnings per share of
  common stock before
  extraordinary items    $    0.80   $    0.59    $    1.08 $    0.72
                         ==========  ==========   ====================

Earnings per common share$    0.79   $    0.54    $    1.07 $    0.67
                         ==========  ==========   ====================
Weighted average number
  of common shares
  outstanding               15,103      12,617       15,089    11,748
                         ==========  ==========   ====================












See accompanying Notes to Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 1994 AND 1993
($000s omitted)
(UNAUDITED)

                                                 1994       1993
                                              ----------    ----------
Cash flows from operating activities:
  Net income                                  $  16,094   $   7,863
                                              ----------   ----------
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
 Depreciation                                    18,647     14,357
 Amortization of intangible assets                1,241        998
 Amortization of deferred income                   (647)      (646)
Changes in assets and liabilities, net of effects
  from purchase of companies:
(Increase) decrease in:
 Receivables                                     (3,405)      (8,839)
 Inventories                                     13,995     (25,739)
 Other current assets                           (15,043)      (103)
Increase (decrease) in:
 Accounts payable                               (21,830)       641
 Accrued liabilities                             (4,563)       810
                                              ----------   ----------
Total adjustments                             $ (11,605)   $ (18,521)
                                              ----------   ----------
Net cash provided by (used in) operating activities $   4,489   $ (10,658)

Cash flow from investing activities:
 Payment for purchase of companies, net of
   cash acquired                                 (3,990)     2,568
 Investments in unconsolidated subsidiaries          --      (2,500)
 Capital expenditures for property, plant
   and equipment                                (21,539)     (17,155)
 Other items, net                                (2,143)     2,124
                                              ----------   ----------
Net cash used in investing activities         $ (27,672)   $ (14,963)
                                              ----------   ----------
Cash flow from financing activities:
 Net borrowings under (repayments of) lines of credit   (42,758)     (20,503)
 Net proceeds from (repayments of) long-term debt    71,771     (24,288)
 Proceeds from issuance of common stock              --      87,488
 Dividends paid to stockholders                  (1,207)        --
 Proceeds from exercise of stock options            592        681
 Net change, foreign currency translation          (176)      (1,908)
                                              ----------   ----------
Net cash flow provided by financing activities $  28,222   $  41,470
                                              ----------   ----------
Net increase in cash and short-term investments     5,039   15,849
Cash and short-term investments at beginning of period     9,724 2,179
                                              ----------   ----------
Cash and short-term investments at end of period $  14,763   $  18,028
- - - ----------------------------------            ==========   ==========
Supplemental disclosures of cash flow information:
 Interest paid                                $  11,322   $  11,696
 Income taxes paid                            $  12,519   $   2,025
Supplemental schedule of noncash investing activities:
 Fair value of assets acquired                $   2,493   $  70,149
 Cash paid for the capital stock                   422          --
                                               ----------   ----------
    Liabilities assumed                       $   2,071   $  70,149
                                               ----------   ----------

See accompanying Notes to Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements


NOTE A - BASIS OF PRESENTATION

The Company's Condensed Consolidated Financial Statements for the three months and six months ended December 31, 1994 and 1993 have not been audited by the Company's independent auditors; however, in the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company and subsidiaries as of December 31, 1994 and the results of their operations and their cash flows for the periods presented.

The results of operations for the three months and six months ended December 31, 1994 are not necessarily indicative of the results to be expected for the full year.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
- - - ---------------------
COMPARISON OF THREE MONTH AND SIX MONTH PERIODS ENDED DECEMBER 31,
1994 AND 1993

Net sales for the quarter ended December 31, 1994 totaled $288.7 million, a 29.6 percent increase over the comparable period in the
prior year.   For the first half of the year, sales increased 33.9%
to $517.3 million. The quarter and the first half were highlighted by the performance of the Professional Group. Significant sales increases were also reported by the Consumer Group and the Automotive OEM Group.

The Professional Group produced good sales and earnings results for the quarter and the first half. Professional sales for the first six months included Studer and AKG. Studer was not part of the Company in the first half a year ago, and AKG contributed in the second quarter only. Soundcraft generated strong growth in sales and earnings for the quarter and the first half, and DOD contributed vigorously as it continued an impressive turnaround from last year's performance.

The Consumer Group contributed higher sales and operating results compared to the prior year. Infinity and JBL were impressive contributors as new products led to substantial increases in sales and operating results over the same period a year ago.

Higher Automotive OEM Group sales resulted from continued strong sales to the automobile manufacturers. New clients including Saab, Jaguar and Range Rover now offer Harman Kardon high fidelity systems. Advanced new Infinity systems are available in the Eagle Talon and the Mitsubishi Eclipse and Galant. A new Ford/JBL system is offered in the Ford Windstar minivan and in the newly redesigned Ford Explorer. A high-end audio system was introduced in the new Toyota Avalon. Continued brisk sales of the Jeep Grand Cherokee, which offers the Infinity Gold audio system, also contributed to the Group's strong results.

The gross profit margin for the quarter ended December 31, 1994 was
31.5 percent ($90.8 million) compared to 31.6 percent ($70.4 million) in the prior year. The gross profit margin for the first half of fiscal 1995 was 32.2 percent ($166.7 million) compared to
30.3 percent ($117.1 million) in the previous year. The gross profit margin percentage for the first half increased due to higher margin contribution from the Professional Group, primarily reflecting gains at AKG and DOD, and the favorable effects of operating leverage and product mix at the Automotive OEM Group.
The gross profit margin for the quarter approximated the prior year, reflecting higher margin contribution from the Professional Group and the Automotive OEM Group offset by the impact of lower manufacturing throughput associated with inventory reduction programs which were implemented in September 1994.

Selling, general and administrative expenses represented 22.9 percent of net sales for the quarter ended December 31, 1994, equal to the comparable period in the prior year. Selling, general and administrative expenses for the first half of fiscal 1995 were 24.7 percent of sales compared to 23.3 percent in the prior year. The increase for the first half primarily resulted from costs associated with new advertising and marketing programs intended to increase awareness of the Company's brands.

Operating income as a percentage of sales was 8.6 percent ($24.8 million) for the second quarter ended December 31, 1994 compared with 8.7 percent ($19.4 million) for the same period in the prior year. For the first half, operating income as a percentage of sales increased to 7.5 percent from 7.0 percent reported in the previous year. The increase for the first half reflects improved gross profit percentages as discussed above.

Interest expense for the three months ended December 31, 1994 decreased slightly to $6.2 million from $6.3 million reported in the comparable period in the prior year. For the six months ended December 31, 1994, interest expense was $11.9 million, equal to the amount reported for the six months ended December 31, 1993. Interest expense as a percentage of sales was 2.1 percent for the second quarter ended December 31, 1994, down from 2.8 percent for the comparable period in the previous year. Interest expense as a percentage of sales for the first half of fiscal 1995 was 2.3 percent compared with 3.1 percent in the first half of fiscal 1994.

As a result of lower average interest rates, interest expense for the second quarter and the first six months of fiscal 1995 approximated the prior year despite higher average borrowings. The average borrowings outstanding were $263.4 million for the second quarter and $252.5 million for the first half of fiscal 1995, compared to $235.0 million for the second quarter and $227.0 million for the first half of fiscal 1994. The increase in average borrowings is primarily due to debt assumed in the Studer acquisition and increased working capital requirements associated with higher sales volume.

The average interest rate on borrowings was 9.4 percent for both the second quarter and the first half of fiscal 1995. This compares to average interest rates of 10.8 percent for the second quarter and 10.5 percent for the first half of fiscal 1994. The decrease in average interest rates reflects the refinancing of unsecured lines of credit with a $200 million committed revolving credit facility agreement completed September 30, 1994. Additional favorable impacts include lower interest rates on debt assumed in fiscal 1994 acquisitions and repayments and retirements of long-term debt, which generally carried higher interest rates than short-term debt.

Income before income taxes, minority interest and extraordinary items for the second quarter of fiscal 1995 was $18.6 million, up from $12.6 million in the previous year. For the six months ended December 31, 1994, income before income taxes, minority interest and extraordinary items increased to $25.7 million, compared to $14.3 million in the prior year.

The effective tax rate for the second quarter of fiscal 1995 was
34.2 percent compared with 40.0 percent in the prior year. The effective tax rate for the first half of fiscal 1995 was 35.7 percent compared with 40.0 percent in the prior year. The decrease in the effective tax rate for the second quarter and the first half results from lower income in certain high tax rate countries, reduced losses of certain foreign subsidiaries and higher domestic income. The Company calculates its taxes based upon its best estimate of annual results.

The Company reported an extraordinary charge, net of a related tax benefit, of $226,000 in the second quarter of fiscal 1995 associated with the early extinguishment of $4.5 million of the 12.0% Senior Subordinated Notes, due August 1, 2002. The Company reported an extraordinary charge, net of a related tax benefit, of $48,000 in the first quarter of fiscal 1995 associated with the early extinguishment of $1.0 million of the 12.0% Senior Subordinated Notes, due August 1, 2002. The Company reported an extraordinary charge, net of a related tax benefit, of $748,000 in the second quarter of fiscal 1994 associated with the early extinguishment of $25.0 million of debt through an in-substance defeasance of the 10.08% $25.0 million Senior Notes, Series A, due September 30, 1994.

Net income for the three months ended December 31, 1994 was $11.9 million, or $0.79 per share, compared with $6.8 million, or $0.54 per share, in the previous year. Net income for the first half of fiscal 1995 was $16.1 million, or $1.07 per share, compared with $7.9 million, or $0.67 per share, in the previous year.


Financial Condition
- - - -------------------

On September 30, 1994, the Company and certain of its subsidiaries completed a $200 million five-year multi-currency revolving credit facility with a syndicate of banks led by Chemical Bank as Agent and NationsBank as Co-Agent. The credit facility was used by the Company and its subsidiaries to refinance existing unsecured lines of credit and will be used for working capital and other general corporate purposes.

Net working capital at December 31, 1994 was $295.7 million, compared with $215.9 million at June 30, 1994. The increase in working capital reflects the refinancing of unsecured lines of credit with the five-year revolving credit facility.

Other changes in the Company's balance sheet from June 30, 1994, the end of the preceding fiscal year, to December 31, 1994 are as follows:

- - - - Inventories decreased by $14.0 million (5.9 percent), from $238.1 million to $224.1 million. This decrease reflects the successful implementation of a company-wide inventory reduction program.

- - - - Excess of cost over fair value of assets acquired increased by $5.9 million, from $34.4 million to $40.3 million, primarily as a result of acquisitions, including the acquisition of the remaining 24 percent of AKG in July 1994.

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

             None.

        (b)  Reports on Form 8-K

             None.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                    (Registrant)


DATE:  February 9, 1995            BY:    /s/ Sidney Harman
                                        ----------------------
                                        Sidney Harman
                                        Chairman and Chief
                                        Executive Officer


DATE:  February 9, 1995            BY:    /s/ Bernard A. Girod
                                        ----------------------
                                        Bernard A. Girod
                                        President, Chief Operating
                                        Officer, Chief Financial
                                        Officer and Secretary