Form 10-Q/A
period 1994-12-31
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 1995-02-14
CIK 800459

FORM 10-Q/A

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


DATE:  February 14, 1995           BY:    /s/ Sidney Harman
                                        ----------------------
                                        Sidney Harman
                                        Chairman and Chief
                                        Executive Officer


DATE:  February 14, 1995           BY:    /s/ Bernard A. Girod
                                        ----------------------
                                        Bernard A. Girod
                                        President, Chief Operating

                                        Officer, Chief Financial
                                        Officer and Secretary