Form 10-Q
period 1995-03-31
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 1995-05-15
CIK 800459

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended: MARCH 31, 1995  Commission File Number: 1-9764



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

15,158,897 shares of Common Stock, $.01 par value at April 30, 1995.

         HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

                                      INDEX


PART I.     FINANCIAL INFORMATION                                    PAGE NO.

Item 1.  Financial Statements

  Condensed Consolidated Balance Sheets - March 31,
    1995 and June 30, 1994                                               3

  Condensed Consolidated Statements of Operations -
    Three and Nine Months Ended March 31, 1995 and 1994                  4

  Condensed Consolidated Statements of Cash Flows -
    Nine Months Ended March 31, 1995 and 1994                            5

  Notes to Condensed Consolidated Financial Statements                   6

Item 2.  Management's Discussion and Analysis of the
            Results of Operations and Financial Condition               7-10


PART II.  OTHER INFORMATION                                             11


SIGNATURES                                                              12

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 1995 AND JUNE 30, 1994
(000s omitted except per share amounts)

                                                  (Unaudited)      (Audited)
                                                   03/31/95         6/30/94
                                                  -----------     ----------
ASSETS
Current Assets:
  Cash and short-term investments                 $   15,842      $   9,724
  Receivables (less allowance for doubtful
     accounts:  $13,381 at March 31, 1995,
     and $10,241 at June 30, 1994)                   241,249        206,801
  Inventories
     Finished goods and inventory
       purchased for resale                          154,550        151,426
     Work in process                                  27,510         20,200
     Raw materials and supplies                       66,833         66,469
                                                  -----------     ----------
            Total inventories                        248,893        238,095
  Other current assets                                57,091         35,202
                                                  -----------     ----------
            Total current assets                     563,075        489,822

Investments                                            3,691          4,139
Investments in unconsolidated subsidiaries             2,701          2,675
Property, plant and equipment, net                   185,012        138,555
Other assets                                          11,766         11,140
Excess of cost over fair value of assets
  acquired, net                                      122,203         34,360
                                                  -----------     ----------
            Total assets                          $  888,448      $ 680,691
                                                  ===========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable / swing lines                     $   25,047      $  63,140
  Current portion of long-term debt                    7,926          6,114
  Accounts payable                                    90,862         91,516
  Accrued liabilities                                172,583        113,174
                                                  -----------     ----------
            Total current liabilities                296,418        273,944

Other non-current liabilities                         11,689          8,514
Borrowings under Revolving Credit Facility           127,367             --
Senior long-term debt                                 56,640         41,577
Subordinated long-term debt                          109,500        115,000
Deferred income                                        1,411          2,372
Minority interest                                      4,061          7,263

Shareholders' Equity:
  Common stock, $0.01 par value                          152            151
  Additional paid-in capital                         159,336        143,144
  Equity adjustment from foreign
     currency translation                              7,887            392
  Retained earnings                                  113,987         88,334
                                                  -----------     ----------
            Net shareholders' equity                 281,362        232,021
                                                  -----------     ----------
            Total liabilities and
            shareholders' equity                  $  888,448      $ 680,691
                                                  ===========     ==========

See accompanying Notes to Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1995 AND 1994
(000s omitted except per share amounts)
(UNAUDITED)

                                 Three Months Ended             Nine Months Ended
                                      March 31,                     March 31,
                                  1995        1994              1995        1994
                               ----------  ----------        ----------  ----------
Net Sales                      $ 310,493   $ 222,915         $ 827,818   $ 609,302

Cost of Sales                    216,598     150,787           567,220     420,025
                               ----------  ----------        ----------  ----------
  Gross Profit                    93,895      72,128           260,598     189,277

Selling, general and
  administrative expenses         70,839      53,784           198,567     143,958
                               ----------  ----------        ----------  ----------
  Operating income                23,056      18,344            62,031      45,319

Other expenses:

  Interest expense                 7,155       5,527            19,064      17,459
  Miscellaneous, net                 217         (61)            1,628         639
                               ----------  ----------        ----------  ----------
  Income before income taxes,
    minority interest and
    extraordinary items           15,684      12,878            41,339      27,221

Income tax expense                 4,300       4,699            13,466      10,431
Minority interest                     12          --               133          --
                               ----------  ----------        ----------  ----------
  Income before
    extraordinary items           11,372       8,179            27,740      16,790

Extraordinary items,
  net of income taxes                 --          --              (274)       (748)
                               ----------  ----------        ----------  ----------
    Net income                 $  11,372   $   8,179         $  27,466   $  16,042
                               ==========  ==========        ==========  ==========
Earnings per share of
  common stock before
  extraordinary items          $    0.75   $    0.55         $    1.84   $    1.30
                               ==========  ==========        ==========  ==========

Earnings per common share      $    0.75   $    0.55         $    1.82   $    1.25
                               ==========  ==========        ==========  ==========
Weighted average number
  of common shares
  outstanding                     15,131      14,986            15,103      12,812
                               ==========  ==========        ==========  ==========











See accompanying Notes to Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 1995 AND 1994
($000s omitted)
(UNAUDITED)

                                                           1995          1994
                                                        ----------    ----------
Cash flows from operating activities:
  Net income                                            $  27,466     $  16,042
                                                        ----------    ----------
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
 Depreciation                                              33,610        22,414
 Amortization of intangible assets                          1,905         1,506
 Amortization of deferred income                             (971)         (970)
Changes in assets and liabilities, net of effects
  from purchase of companies:
(Increase) decrease in:
 Receivables                                              (14,387)      (20,540)
 Inventories                                               11,492       (45,890)
 Other current assets                                     (21,181)         (823)
Increase (decrease) in:
 Accounts payable                                         (46,012)        9,202
 Accrued liabilities                                        9,432           260
                                                        ----------    ----------
Total adjustments                                       $ (26,112)    $ (34,841)
                                                        ----------    ----------
Net cash provided by (used in) operating activities     $   1,354     $ (18,799)

Cash flow from investing activities:
 Payment for purchase of companies, net of
   cash acquired                                           (9,556)        8,580
 Investments in unconsolidated subsidiaries                    --        (2,500)
 Capital expenditures for property, plant
   and equipment                                          (34,632)      (27,444)
 Other items, net                                          (4,783)          774
                                                        ----------    ----------
Net cash used in investing activities                   $ (48,971)    $ (20,590)
                                                        ----------    ----------
Cash flow from financing activities:
 Net borrowings under (repayments of) lines of credit     (82,762)      (13,775)
 Net proceeds from (repayments of) long-term debt         129,772       (25,007)
 Proceeds from issuance of common stock                        --        87,488
 Dividends paid to stockholders                            (1,813)           --
 Proceeds from exercise of stock options                    1,043         1,810
 Net change, foreign currency translation                   7,495         1,061
                                                        ----------    ----------
Net cash flow provided by financing activities          $  53,735     $  51,577
                                                        ----------    ----------
Net increase in cash and short-term investments             6,118        12,188
Cash and short-term investments at beginning of period     9,724          2,179
                                                        ----------    ----------
Cash and short-term investments at end of period        $  15,842     $  14,367
- ----------------------------------                      ==========    ==========
Supplemental disclosures of cash flow information:
 Interest paid                                          $  18,648     $  19,358
 Income taxes paid                                      $  13,153     $   7,992
Supplemental schedule of noncash investing activities:
 Fair value of assets acquired                          $ 151,384     $ 134,144
 Cash paid for the capital stock                           10,715            --
                                                        ----------    ----------
    Liabilities assumed                                 $ 140,669     $ 134,144
                                                        ----------    ----------

See accompanying Notes to Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements


NOTE A - BASIS OF PRESENTATION

The Company's Condensed Consolidated Financial Statements for the three months and nine months ended March 31, 1995 and 1994 have not been audited by the Company's independent auditors; however, in the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company and subsidiaries as of March 31, 1995 and the results of their operations and their cash flows for the periods presented.

The results of operations for the three months and nine months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.


NOTE B - ACQUISITIONS

On February 27, 1995, Harman International Industries, Incorporated ("Harman") completed its acquisition of 100 percent of the outstanding shares of Becker GmbH ("Becker") with satisfaction of all conditions remaining after the execution of the share purchase agreement dated February 16, 1995 between Harman, Roland Becker and Becker Holding S.A. Becker is a leading German manufacturer of automotive OEM and consumer automotive aftermarket electronics.

Under the terms of the agreement, Harman paid 9.0 million Deutschmarks (approximately $6.0 million) and 400,000 shares of Harman common stock in consideration for all of the issued and outstanding stock of Becker. Harman assumed post-acquisition indebtedness of Becker of 86.0 million Deutschmarks (approximately $57.7 million). Harman funded its acquisition of Becker utilizing its revolving credit facility.

The results of operations for the third quarter ended March 31, 1995 include the results of Becker for January 1, 1995 through March 31, 1995, as the acquisition was made effective January 1, 1995. The Consolidated Balance Sheet as of March 31, 1995 includes $57.7 million of borrowings under the Harman revolving credit facility utilized to satisfy Becker post-acquisition indebtedness, as well as other payment obligations of Becker.

Pro forma combined results of the Company and Becker for the twelve months ended June 30, 1994, as if the acquisition had occurred July 1, 1993, are net sales of $1,031,003,000, income before extraordinary items of $26,691,000 and earnings per share before extraordinary items of $1.94.

Pro forma combined results of the Company and Becker for the six months ended December 31, 1994, as if the acquisition had occurred July 1, 1994, are net sales of $614,506,000, income before extraordinary items of $17,377,000 and earnings per share before extraordinary items of $1.12.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations
- ---------------------
COMPARISON OF THREE MONTH AND NINE MONTH PERIODS ENDED MARCH 31,
1995 AND 1994

Net sales for the quarter ended March 31, 1995 totaled $310.5 million, a 39.3 percent increase over the comparable period in the
prior year.   For the first nine months of the year, sales
increased 35.9% to $827.8 million. Excluding Becker, which was acquired effective January 1, 1995, sales for the quarter ended March 31, 1995 were $256.5 million, a 15.1 percent increase over the same period a year ago.

The Professional Group produced good sales and earnings results for the quarter and the first nine months. Professional sales for the first nine months included Studer and AKG. Studer was not part of the Company in the first half a year ago, and AKG contributed in the second and third quarters only. JBL Professional generated higher sales compared to last year in both domestic and international markets. Soundcraft and DOD contributed strong results.

The Consumer Group contributed higher sales and operating results compared to the prior year. Infinity and JBL contributed to the growth as new products led to higher sales and operating results over the same period a year ago.

The Automotive OEM Group produced excellent sales and earnings. Shipments of the Infinity Gold audio system designed for the Jeep Grand Cherokee increased over the prior year, as did shipments of the Ford/JBL premium system offered in the Ford Explorer. The success of the new Toyota Avalon, which offers a high-end audio system supplied by the Automotive OEM Group, also contributed to higher sales and earnings.

The gross profit margin for the quarter ended March 31, 1995 was
30.2 percent ($93.9 million) compared to 32.4 percent ($72.1 million) in the prior year. The gross profit margin for the first nine months of fiscal 1995 was 31.5 percent ($260.6 million) compared to 31.1 percent ($189.3 million) in the previous year.
The gross profit margin percentage for the first nine months increased due to higher margin contribution from the Professional Group, primarily reflecting gains at AKG and DOD, and the favorable effects of operating leverage and product mix at the Automotive OEM Group. The gross profit margin for the quarter decreased compared to the prior year, resulting from lower manufacturing throughput associated with inventory reduction programs which were implemented in September 1994 and lower margin contribution from Becker.

Selling, general and administrative expenses represented 22.8 percent of net sales for the quarter ended March 31, 1995, compared to 24.1 percent for the comparable period in the prior year. Selling, general and administrative expenses for the first nine months were 24.0 percent of sales compared to 23.6 percent in the prior year. The increase for the first nine months primarily resulted from costs associated with new advertising and marketing programs intended to increase awareness of the Company's brands.

Operating income as a percentage of sales was 7.4 percent ($23.1 million) for the third quarter ended March 31, 1995 compared with
8.2 percent ($18.3 million) for the same period in the prior year. For the first nine months, operating income as a percentage of sales increased to 7.5 percent from 7.4 percent reported in the previous year. The increase for the first nine months reflects improved gross profit percentages as discussed above.

Interest expense for the three months ended March 31, 1995 increased to $7.2 million from $5.5 million reported in the comparable period in the prior year. For the nine months ended March 31, 1995, interest expense was $19.1 million, compared to $17.5 million for the nine months ended March 31, 1994. Interest expense as a percentage of sales was 2.3 percent for the third quarter ended March 31, 1995, down from 2.5 percent for the comparable period in the previous year. Interest expense as a percentage of sales for the first nine months of fiscal 1995 was
2.3 percent compared with 2.9 percent in the first nine months of fiscal 1994.

Despite lower average interest rates, Harman reported higher interest expense for the third quarter and the first nine months due to higher average borrowings. The average borrowings outstanding were $287.3 million for the third quarter and $266.2 million for the first nine months of fiscal 1995, compared to $202.6 million for the third quarter and $220.5 million for the first nine months of fiscal 1994. The increase in average borrowings is primarily due to debt associated with the Becker and Studer acquisitions and increased working capital requirements associated with higher sales volume.

The average interest rate on borrowings was 10.0 percent for the third quarter and 9.6 percent for the first nine months of fiscal 1995. This compares to average interest rates of 10.9 percent for the third quarter and 10.6 percent for the first nine months of fiscal 1994. The decrease in average interest rates reflects the refinancing of unsecured lines of credit with a $200 million committed revolving credit facility agreement completed September 30, 1994. Additional favorable impacts include lower interest rates on debt assumed in fiscal 1994 acquisitions and repayments and retirements of long-term debt, which generally carried higher interest rates than short-term debt.

Income before income taxes, minority interest and extraordinary items for the third quarter of fiscal 1995 was $15.7 million, up from $12.9 million in the previous year. For the nine months ended March 31, 1995, income before income taxes, minority interest and extraordinary items increased to $41.3 million, compared to $27.2 million in the prior year.

The effective tax rate for the third quarter of fiscal 1995 was
27.4 percent compared with 36.5 percent in the prior year. The effective tax rate for the first nine months of fiscal 1995 was
32.6 percent compared with 38.3 percent in the prior year. The decrease in the effective tax rate for the third quarter and the first nine months results from the restructuring of certain foreign subsidiaries to take advantage of losses which they have incurred. The Company calculates its taxes based upon its best estimate of annual results.

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

Net income for the three months ended March 31, 1995 was $11.4 million, or $0.75 per share, compared with $8.2 million, or $0.55 per share, in the previous year. Net income for the first nine months of fiscal 1995 was $27.5 million, or $1.82 per share, compared with $16.0 million, or $1.25 per share, in the previous year.


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

Net working capital at March 31, 1995 was $266.7 million, compared with $215.9 million at June 30, 1994. The increase in working capital reflects the refinancing of unsecured lines of credit with funds drawn on the five-year revolving credit facility.

Other changes in the Company's balance sheet from June 30, 1994, the end of the preceding fiscal year, to March 31, 1995 are as follows:

- - Excluding Becker, inventories decreased by $11.3 million (4.8 percent), from $238.1 million to $226.7 million. This decrease reflects the successful implementation of a company-wide inventory reduction program.

- - Excess of cost over fair value of assets acquired increased by $87.8 million, from $34.4 million to $122.2 million, resulting from acquisitions, including the acquisition of Becker in February 1995 and the acquisition of the remaining 24 percent of AKG in July 1994.

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

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits Required by Item 601 of Regulation S-K

              None.

         (b)  Reports on Form 8-K

              Form 8-K, dated February 27, 1995, filed on March 14, 1995, containing the following items:
              Item 2.  Acquisition of Becker.

              Form 8-K/A, dated February 27, 1995, filed on May 8, 1995, containing the following items:
              Item 2.  Acquisition of Becker.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                        (Registrant)


DATE:  May 15, 1995                       BY:    /s/ Sidney Harman
                                                ----------------------
                                                Sidney Harman
                                                Chairman and Chief
                                                Executive Officer


DATE:  May 15, 1995                       BY:    /s/ Bernard A. Girod
                                                ----------------------
                                                Bernard A. Girod
                                                President, Chief Operating
                                                Officer, Chief Financial
                                                Officer and Secretary