Form 10-K
period 1995-06-30
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 1995-09-18
CIK 800459

Securities and Exchange Commission
Washington, D.C.  20549
Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended June 30, 1995

Commission file number 1-9764

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
(Exact name of Registrant as specified in its charter)

Delaware					11-2534306
(State or other jurisdiction of 			(I.R.S. Employer
incorporation or organization)		Identification No.)

1101 Pennsylvania Ave., N.W., Ste. 1010, Washington, D.C. 20004
	(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code: (202) 393-1101

	Securities registered pursuant		Name of each Exchange on
	 to section 12(b) of the Act:		  which registered:

 Common Stock, par value $.01 per share	   New York Stock
	(Title of class)				   Exchange, Inc.

Securities registered pursuant to section 12(g) of the Act:  None

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
X  Yes          No.

	The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of August 31, 1995, was $585,602,912.

	Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
16,242,113 shares of Common Stock, par value $.01 per share, as of August 31, 1995.

DOCUMENTS INCORPORATED BY REFERENCE

	Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended June 30, 1995, are incorporated by reference in Part I, Item 1, and Part II, Items 5, 6, 7 and 8.

	Portions of the Registrant's definitive Proxy Statement relating to the 1995 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10 (as related to Directors), 11, 12, and 13.

	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form
10-K.    _____


							Page 1 of 121

		THIS PAGE LEFT BLANK INTENTIONALLY

TABLE OF CONTENTS

	PART I

								         Page
Item 1.		Business......................................................................	  1
Item 2.		Properties....................................................................	23
Item 3.		Legal Proceedings.......................................................	24
Item 4.		Submission of Matters to a Vote of Security Holders...	24
		Executive Officers of the Registrant.............................	24


	PART II

Item 5.		Market for the Registrant's Common Equity and
		 Related Stockholder Matters.......................................	27
Item 6.		Selected Financial Data................................................	27
Item 7.		Management's Discussion and Analysis of Financial
		 Condition and Results of Operations...........................	27
Item 8.		Consolidated Financial Statements and
		 Supplementary Data....................................................	27
Item 9.		Disagreements on Accounting and Financial
		 Disclosure...................................................................	27


	PART III

Item 10.	Directors and Executive Officers of the Registrant........	28
Item 11.	Executive Compensation...............................................	28
Item 12.	Security Ownership of Certain Beneficial Owners and
		 Management................................................................	28
Item 13.	Certain Relationships and Related Transactions.............	28


	PART IV

Item 14.	Exhibits, Financial Statement Schedules
		 and Reports on Form 8-K............................................	29
		List of Financial Statements and
		 Financial Statement Schedules......................................	33
		Independent Auditors' Report........................................	35
		Index to Exhibits...........................................................	37



		THIS PAGE LEFT BLANK INTENTIONALLY

PART I


ITEM 1.	BUSINESS


General Business

	Harman International Industries, Incorporated ("Harman" or the "Company"), a Delaware corporation formed in 1980, is a leader in the design, manufacture and marketing of high-quality, high-fidelity audio products for professional, consumer (both home and automotive aftermarket), and automotive original equipment manufacturer ("OEM") markets in the United States and around the world. The Company's professional market includes a wide range of professional uses, from sound reinforcement, broadcast and recording and musical instrument support to commercial and public installations. The consumer market for audio entertainment systems consists of home loudspeakers and electronic components and automotive aftermarket loudspeakers and amplifiers. The Automotive OEM market includes components sold directly to automobile manufacturers (on either a branded or generic basis).

	The Company's product offerings in the professional audio market include: JBL, Turbosound, Precision Devices, and Quested loudspeakers;
and JBL, Soundcraft, Spirit, AKG, Studer, Studer Dyaxis, Allen & Heath, DOD, Digitech, BSS, Orban, dbx, Lexicon and UREI professional
electronics.   The Company's product offerings in the consumer audio
market include: JBL, Infinity and Pyle loudspeakers; Harman Kardon electronic components; Becker automotive aftermarket radios and electronics; AudioAccess in-home, multi-source, multi-zone sound system controls; and Citation home theater products. The Company's product offerings in the automotive OEM market are represented by premium loudspeaker systems designed and manufactured for factory installation by automobile manufacturers, including Chrysler, Ford, Mitsubishi, Toyota, Jaguar, Saab, Range Rover and BMW, bearing the brand names Infinity,
JBL and Harman Kardon and Becker radios and electronics designed and manufactured for factory installation by automobile manufacturers including Mercedes Benz, BMW, Opel and Porsche.

	For more than 40 years, products bearing the Company's brand names have been designed to appeal to high-fidelity users, both professionals and enthusiasts, who desire premium quality and performance. The respected, established brand names and breadth of the Company's professional product offerings allow Harman to provide turnkey systems solutions as well as unique products for special market

					1				5
niches to professional customers. The Company offers an impressive array of world-class professional products which enable performing artists to produce high-quality, high-fidelity sound, both on stage and in the studio. The Company has identified three major areas to serve within the professional audio market: sound reinforcement, musical instrument support and broadcast and recording.

	The increasing popularity of home entertainment media has stimulated consumer demand for high-quality audio products and prompted the expansion of Harman's consumer product portfolio to include home theater products, wireless loudspeakers, surround sound processors and multimedia loudspeakers. The Company has concentrated its efforts on the higher-quality, higher-priced segment of the consumer audio market.

	Harman believes, based on its knowledge of the industry, that it is among the largest and most experienced manufacturers of high-quality professional audio products, and that it offers a broader range of these products than any other manufacturer. In addition, the Company and its predecessors have been leaders and innovators in loudspeaker production and technology for more than 40 years, and the Company believes its JBL and Infinity loudspeaker lines are among the world's premier loudspeaker brands. The Company's manufacturing, distribution and marketing capabilities have been expanded to support the growing markets it serves.

	The Company's strategic plan for the manufacture and marketing of high-quality brand name products involves three principal interrelated elements. First, manufacturing on a highly integrated basis; second, marketing aggressively both domestically and internationally; and third, achieving competitive productivity through a balance between automation and a highly motivated, skilled work force.

	Management believes that JBL, Infinity, Soundcraft, Harman
Kardon, Studer, AKG, Becker and the other Company brand names are well-recognized worldwide for premium quality and performance. In order to better expand and capitalize upon this reputation, Harman has invested significant management and capital resources over the years in developing an international design, engineering, manufacturing and marketing capability, while emphasizing communication among these integrated functions in order to respond more effectively to customer needs and to assure product quality and manufacturing efficiency.

	In collaboration with the Chrysler Corporation ("Chrysler"), Ford Motor Company ("Ford"), Mercedes Benz ("Mercedes"), Mitsubishi Motor Company ("Mitsubishi"), BMW, Jaguar, Rover and Saab, the Company designs and manufactures customized high-fidelity automotive loudspeaker

					2				6
systems, radios and electronics for factory installation. Infinity sound systems are now available on most Chrysler models, including the Dodge Intrepid, Caravan, Stealth, Ram Van and the Dakota and T-300 pickup trucks, the Eagle Vision, the Plymouth Voyager and the Chrysler Concord, New Yorker, Town & Country and LHS models. The Jeep Grand
Cherokee also offers an Infinity premium audio system. "Ford/JBL" brand name systems are installed in Lincoln's Continental, Town Car and Mark VIII and Ford's Windstar, Crown Victoria, Taurus and Explorer. Infinity systems are also offered on certain Mitsubishi models, including the 3000GT, Eclipse, Diamante and Galant. Harman Kardon systems are offered on the Jaguar XJS, the Saab 9000 and the Range Rover by Land Rover. A high-end audio system produced by Harman Motive is offered in the Toyota Avalon. In 1996, BMW will be added to the loudspeaker system customer base. Becker radios and electronics are offered on most Mercedes models and certain BMW, Opel and Porsche models.


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

	The Predecessor also formed international subsidiaries to market and distribute its audio products in Europe and Japan, where JBL and Harman
					3				7

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

	Since 1980, the Company has grown steadily by internal expansion and a series of strategic acquisitions. Harman's growth has been fueled by a focus on three areas of the audio industry: (1) professional audio, providing a complete range of audio products offered to the broadcast, recording, sound reinforcement and music instrument markets; (2) consumer audio, broadening its range of product offerings from the traditional base of loudspeakers and electronic components to include wireless loudspeakers, surround sound processors and home theater products and broadening its customer base to include large retailers in the U.S. such as Circuit City and Best Buy; and (3) automotive/OEM audio, offering branded audio systems for installation as original equipment in automobiles and broadening its base of customers to include Chrysler, Ford, Mercedes, Jeep, BMW, Mitsubishi,
Saab, Range Rover, Jaguar and Toyota.

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

	Austrian microphone manufacturer AKG was acquired in September 1993, providing the Company the ability to offer complete system solutions for the sound reinforcement market. The AKG product line also includes
					4				8
audio headphones, audio signal processing devices, professional loudspeakers and other professional audio products. Effective January 1994, the Company acquired Studer, a Swiss manufacturer of professional recording and broadcast equipment, expanding the Company's presence in these key segments of the professional audio market. As a result of the acquisition and development of these professional audio companies and the renowned brand names which they offer, management believes that Harman is now the world leader in the professional audio market.

	The Company's consumer business has been built around the markets served by JBL, Infinity and Harman Kardon. The Infinity consumer loudspeaker business was acquired in 1983, adding another true high-end speaker brand to the Company's product offerings. The Harman Kardon consumer electronics business was acquired from Shin Shirasuna in 1985, which had purchased Harman Kardon from Beatrice.

	The addition of the renowned Harman Kardon brand name served to further strengthen the Company's consumer product portfolio. Also in 1985, the Company acquired Pyle Industries to expand its presence in the automotive aftermarket loudspeaker business. The Company acquired the Epicure Products, Inc. ("EPI") loudspeaker business in October 1986. The Company expanded its electronic audio components business and entered the home theater market through its acquisition of Fosgate, Inc. ("Fosgate-Audionics" or "Fosgate") in January 1991. The Company's consumer electronics presence was expanded further through the fiscal 1994 acquisition of AudioAccess, a manufacturer of home audio/video system control devices and the fiscal 1995 acquisition of NewMediaWare, renamed Harman Interactive, which has strengthened the Company's multimedia market presence.

	In June 1981, the Company entered the automotive OEM market for loudspeakers through the acquisition of the Essex Loudspeaker Division of United Technologies, which was renamed Harman Motive, U.S. The
Company strengthened its position in the European automotive OEM loudspeaker market through the acquisition of Harman Motive, Ltd., formerly ELAC, a U.K. automotive OEM loudspeaker manufacturer, in December 1989. The Company has derived value from its strategic entry into the automotive OEM market by optimizing engineering, design and manufacturing processes and by leveraging the market strength of its brand names, such as Infinity, JBL and Harman Kardon. In March 1995, the company expanded its automotive OEM markets and capabilities with the acquisition of Becker GmbH, a German manufacturer of radios and other electronics for the automotive OEM market and the automotive aftermarket.

	The loudspeaker manufacturing capabilities of the Company include North American and European operations. Primary loudspeaker
					5				9
manufacturing sites are located in California, Denmark and France.

	The Company maintains marketing offices in Hong Kong, Denmark, Japan, Singapore and Brazil to support and protect the Harman brand names worldwide. These organizations maintain close contact with their markets, interpret user needs and facilitate product discussion between distributors and the Professional and Consumer Group companies.


		ORGANIZATION

	The Company is organized in three core groups - Professional, Consumer and Automotive OEM - with each group incorporating all related manufacturing, marketing and distribution operations. The Professional Group contributed approximately 38% of fiscal 1995 total net sales, the Consumer Group accounted for approximately 37% of net sales, and the Automotive OEM Group generated approximately 25% of net sales.

	Financial Information about Geographic Segments

	Financial information about geographic segments required to be included hereunder is incorporated by reference to Note 10 of Notes to Consolidated Financial Statements contained in the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1995.

	Description of Business

	The Company's business is conducted through its wholly owned subsidiaries which include:

	    Name					  Principal products
--------------------------------------		-----------------------------------------
AKG Akustiche u. Kino-Gerate
    Gessellschaft m.b.H.			Professional electronics

Allen & Heath Limited			Professional electronics

Audax Industries, S.A.			Consumer home, automotive and
					professional loudspeakers; automotive
 					OEM loudspeakers

Becker GmbH				Automotive OEM and automotive
					aftermarket electronics

BSS Audio Ltd				Professional electronics

					6				10

	    Name					  Principal products
--------------------------------------		-----------------------------------------
DOD Electronics Corporation		Professional electronics

Harman Belgium NV			Consumer home, automotive and
					professional high-fidelity products

Harman Consumer Europe A/S		Consumer home and automotive
					electronics

Harman Deutschland GmbH		Consumer home, automotive and
					professional high-fidelity products

Harman France, S.N.C.			Consumer home, automotive and
					professional high-fidelity products

Harman International Industries,		Consumer home, automotive and
    Limited				professional high-fidelity products

Harman International Japan		Consumer home, automotive and
   Co., Limited				professional high-fidelity products

Harman-Kardon, Incorporated		Consumer home and automotive
					electronics

Harman-Motive, Inc. (U.S.)		Automotive OEM loudspeakers
					and electronics

Harman Motive Limited (U.K.)		Automotive OEM loudspeakers

Infinity Systems, Inc.			Consumer home and automotive
					loudspeakers and electronics

JBL Incorporated				Consumer and professional
					loudspeakers and electronics

Lexicon, Incorporated			Professional electronics

Lydig of Scandinavia A/S			Components, cabinets and
					loudspeaker systems

Pyle Industries, Inc.		 	Consumer automotive
					loudspeakers and electronics

Soundcraft Electronics, Limited		Professional electronics

Studer Professional Audio AG		Professional electronics

Turbosound Ltd.				Professional loudspeakers


					7				11

	Markets for Products

	Based on the Company's experience in, and knowledge of, the industry, the Company believes that the professional, consumer and automotive OEM markets, both domestic and international, have experienced significant growth in recent years. The growth of digital audio technology has changed the way music is recorded and reproduced and has led to the development of a new generation of professional and consumer audio products. The Company is well-positioned to meet the digital requirements of the professional market with the expertise of its professional companies, particularly Soundcraft, Studer, Lexicon and DOD.

	Market growth in consumer audio is particularly strong in home theater and multimedia. The Company is meeting consumer demand with products carrying its respected and well-known brand names JBL, Infinity, Citation and Harman/Kardon.

	Harman is a leader in the design and production of premium, branded high-fidelity systems for automobile manufacturers. Consumers are placing increasing emphasis on the quality of the sound system in the automobile purchase process. The Company's Infinity, JBL, Harman
Kardon and Becker brand names have been successful in raising the standard for excellence in car audio.

	Products

	The Company designs, engineers, manufactures and markets worldwide a broad range of high-quality, high-fidelity audio loudspeakers and electronics for the professional (broadcast and recording, sound reinforcement, and musical instrument support), consumer (both home and automotive aftermarket), and automotive OEM markets. The Company also distributes a small amount of complementary audio products manufactured by other companies. The Professional Group accounted for approximately 38% of the Company's fiscal 1995 sales. The Consumer Group contributed approximately 37% of fiscal 1995 sales, of which 82% was attributable to home loudspeaker and automotive aftermarket systems and 18% was from electronic components. The Automotive OEM Group generated approximately 25% of fiscal 1995 sales.

	PROFESSIONAL PRODUCTS. The Company designs, manufactures and markets products in all significant segments of the professional market, offering complete systems solutions to professional installations and users around the world.

	The Professional Group includes many of the most respected names in the industry including JBL, Soundcraft, Allen & Heath, DOD, Lexicon,
					8				12

AKG, BSS, dbx, Orban, Turbosound, Studer and UREI. Professional installations of Harman products include stadiums, opera houses, concert halls, recording studios, broadcast studios, theaters, cinemas and touring performing artists.

	Sound systems incorporating components manufactured by JBL, UREI, Lexicon, AKG, Studer and Soundcraft are in use around the world in such places as Wolf Trap Farm Park for the Performing Arts in Virginia, the Kennedy Center in Washington, D.C., Disney World and Epcot Center in Florida, the Great Hall of the People in Beijing, China, Tanglewood Music Shed in Massachusetts, Frankfurt Opera House in Germany, the Royal
Danish Theater in Copenhagen and Abbey Road Studio in England.
Performing artists such as Peter Gabriel, Bruce Springsteen, David Bowie, REM, Pink Floyd, Randy Travis, Michael Jackson, Elton John, Eric Clapton, Billy Joel, U2 and The Rolling Stones use Harman professional equipment on tour.

	The professional market has advanced rapidly and is heavily involved in digital technology. Harman's Professional Group is a leader in this market. The strength of the Professional Group is derived from its ability to share research and development, engineering talent and other substantial digital resources among its divisions. Soundcraft, Lexicon, Studer and DOD each have substantial digital resources and work together to achieve common goals by blending each company's areas of strength and expertise with the combined resources of the group.

	The Professional Group's loudspeaker products are well-known for high quality and superior sound. The JBL Professional portfolio of products includes studio monitors, loudspeaker systems, power amplifiers, sound reinforcement systems, bi-radial horns, theater systems and surround sound systems as well as industrial loudspeakers. The AKG acquisition has provided the Company with additional professional loudspeaker market strength through the addition of the Turbosound Floodlight and Flashlight loudspeaker lines and the Quested studio monitor models.

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

					9				13

Soundcraft products span four main market areas: sound reinforcement, recording studios, broadcast studios and musical instrument dealers. Allen & Heath manufactures cost effective mixing consoles for use in broadcast studios and for use on stage in smaller venues.

	The DOD product line is marketed under the DOD, dbx, Digitech and Audio Logic brand names, and is sold primarily to professional audio and musical instrument dealers. DOD products include signal processing equipment, equalizers, mixers and special effects devices. Performing artists who have used DOD products on tour include: Van Halen, Aerosmith, the Rolling Stones, Trent Reznor of Nine Inch Nails, David Gilmour of Pink
Floyd and Prince.

	Lexicon is a leader in the design, manufacture and marketing of high-quality digital audio signal processing equipment and disk-based audio production systems for professional use in the audio, video, musical entertainment and broadcasting markets worldwide. Broadcasters use
Lexicon products to edit, shape and synchronize their programming. Recording studios around the world use Lexicon digital signal processing products to process sound effects and refine final mixes. Additionally, Lexicon designs, manufactures and markets a series of high-end consumer ambiance and Home Theater Surround Sound processors.

	AKG is one of the world's largest manufacturers of high-quality microphones and headphones. The AKG product line includes microphones, audio headphones and other professional audio products marketed under the AKG brand name. AKG also owns several companies that manufacture and market professional audio products, including: digital signal processing devices distributed worldwide under the brand names BSS and Orban; and amplifiers, loudspeakers and other professional audio products sold worldwide under the brand names BSS, Precision Devices, Quested and Turbosound.

	Studer Professional Audio has brought the Professional Group to a strong position in both the broadcast and the recording arenas. Studer is recognized for the high quality and reliability of its professional products, which include analog and digital tape recorders, mixing consoles, switching systems, digital audio workstations, professional compact disc players and recorders and turnkey broadcasting studio installations.


	CONSUMER PRODUCTS. The Company designs, manufactures and markets loudspeakers principally under the JBL and Infinity brand names for the consumer market. Since its formation in 1948, JBL has designed loudspeakers to appeal to audio enthusiasts who desire

					10				14
superior-quality sound reproduction. JBL loudspeakers sold to the consumer market employ techniques originally developed by the Company for products used in recording studios, concert halls, theaters, airports and other acoustically demanding environments. JBL's diverse product line gives customers a wide range of speaker choices: floorstanding, bookshelf, built-in, wireless, transportable and wall or ceiling mountable loudspeakers, in styles and finishes ranging from high gloss piano lacquer to genuine wood veneers. JBL's recent introduction of wireless technology in the SoundEffects speaker system allows easy home theater and multi-room installation.

	From its beginning in 1968, Infinity has developed high quality loudspeakers with their own audio character, which is commonly identified as "linear," "symmetrical," or "neutral." These characteristics are expressed in sophisticated acoustic configurations utilizing injection-molded graphite speaker cone material, electro-magnetic induction tweeters and mid-range drivers. Compostions, Infinity's new home theater loudspeakers, have received excellent reviews from the high fidelity audio press for outstanding design and performance.

	The more expensive JBL and Infinity loudspeakers are housed in high-gloss lacquer or wooden veneer cabinets which complement the quality components they enclose. The Company has made significant investments in its loudspeaker cabinet production facilities at Northridge Manufacturing in Northridge, California and at Lydig in Denmark and believes that they are among the most advanced cabinet production facilities in the world. Both JBL and Infinity also offer premium automotive aftermarket loudspeaker and amplifier products.

	The Company designs, manufactures and markets a broad range of consumer audio electronics products on a worldwide basis. The Company's consumer electronics products facilitate the marketing of complete systems incorporating the Company's loudspeakers, such as surround sound home theater installations.

	Founded in 1953, Harman Kardon has been a leading innovator in the development of high-quality audio components which improve the listening experience and reflect a commitment to value and ease-of-use. The realization of these principles is reflected in Harman Kardon's current product offerings, including audio-video stereo receivers, surround sound processors featuring Dolby Pro-Logic and Lucasfilm Home THX, and front-loading, bit stream compact disc changers.



					11				15

	Citation is a designer and manufacturer of high-end surround sound processors, amplifiers and loudspeakers for the growing U.S. and international home theater market. Citation products feature "THX" and provide solutions for all component and system needs for home theater and home audio.

	Pyle Industries manufactures and markets aftermarket automotive speakers, amplifiers and electronics.

	AudioAccess is a leader in the field of in-home, multi-source, multi-zone sound system controls. AudioAccess adds to the Consumer Group's ability to provide complete home theater solutions.

	In 1993, the Company acquired a 20 percent minority interest in Madrigal, with an option on the remaining shares. Madrigal is the manufacturer of the renowned Mark Levinson and Proceed brand high-fidelity product lines. The Company plans to exercise its option to acquire the remaining 80 percent early in fiscal 1996.


	AUTOMOTIVE OEM. Harman International believes it is the world's largest manufacturer of premium, branded, automotive OEM audio systems. In fiscal 1995, sales of automotive OEM products accounted for approximately 25% of the Company's consolidated net sales. In its sale of loudspeakers, head units (radio/cassette deck/CD player) and other audio products to the automotive OEM market, the Company takes advantage of its expertise in the design and manufacture of high-quality loudspeakers, radios and other electronics, as well as the reputation for quality associated with its JBL, Infinity, Harman Kardon and Becker brand names. The
Company's expertise in designing and manufacturing transducers utilizing special materials allows the Company to collaborate with automobile manufacturers to design lighter sound systems, thereby contributing to increases in automobile fuel efficiency. The addition of head unit and other electronics expertise through the Becker acquisition enables the Company to provide complete high-fidelity audio systems solutions to the automobile manufacturers.

	The Company manufactures audiophile OEM sound systems for automobiles, including the Infinity systems sold to Chrysler and Mitsubishi, the JBL systems sold to Ford and the Harman Kardon systems sold to Jaguar, Saab and Range Rover, as well as a non-branded premium system sold to Toyota for the Avalon. Becker supplies head units and other electronics to Mercedes, BMW, Opel and Porsche. These premium OEM audio systems are engineered individually for each automobile model to maximize acoustic performance.

					12				16

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

	JBL has created customized automotive audio systems utilizing various loudspeaker and amplifier configurations in collaboration with Ford.
 These systems are available as an option under the "Ford/JBL" brand name in Lincoln's Town Car, Continental and Mark VIII models; Ford's Taurus, Windstar, Explorer and Crown Victoria models; and Mercury's Sable model. The Company provides the total system, including all electronic components, other than the head unit (radio/cassette deck/CD player) and subwoofer amplifiers, for selected models.

	Harman Kardon branded systems are offered in the Saab 9000, Jaguar XJS and the Range Rover by Land Rover. Harman provides a premium system for the Toyota Avalon, and in 1996, the customer base will be expanded to include BMW.

	Strict security has been maintained with respect to the independent engineering development of the branded audio systems for each automotive customer in order to promote technical competition and to protect the proprietary interests of the automobile manufacturers.

	The Company's Harman Motive, U.S., subsidiary enjoys a Q-1 certified supplier rating from Ford and holds the Q-E certification from Chrysler. A Q-1 certification is awarded to suppliers that meet or exceed the rigorous requirements of the Q-1 quality evaluation process set by Ford.
The Q-E certification from Chrysler recognizes superior supplier performance in the area of quality.

	The Company's Harman Motive, Limited, subsidiary in the United Kingdom, also a Q-1 supplier to Ford, is a specialized designer and manufacturer of loudspeakers and packaged assemblies for the automotive OEM industry in Europe. Each product is fully customized to meet the automobile manufacturer's specific mechanical and performance criteria. Harman Motive, Limited currently produces a variety of loudspeaker

					13				17
systems which are installed in automobiles manufactured by Ford, Rover, Jaguar and Saab. In addition, the Company's Audax transducer manufacturer, located in France, currently manufactures and sells loudspeakers directly to French automobile manufacturer Citroen.

	Harman's existing product lines continue to be augmented by the development of new products. During the past two years the following products were among the new products introduced:

	1995: The JBL EON portable performance system, the Infinity Compositions home theater loudspeaker system, the Lexicon PCM-
	80 digital effects processor, the JBL GTS 600 200-watt variable crossover car amplifier, the BSS FCS-388 OmniDrive DSP
	loudspeaker management system, the Harman Kardon AVR25
	audio/video receiver, the Citation THX home theater controller/ amplifier/loudspeaker system, the Orban 8208 digital stereo encoder, the JBL AF2222 high output foldback loudspeaker, the Studer
	VideoMix non-linear video recording and playback system, the AKG C680 boundary layer microphone, the JBL 404GTi car midwoofer
	with titanium tweeter, the DOD FX32 sub-harmonic generator for
	bass guitar, the Lexicon 500T programmable touchscreen infrared system commander, the JBL Synthesis S650 5-channel home theater amplifier, the dbx 290 stereo reverb processor, the Turbosound TSW718 sub-bass loudspeaker, the Studer D941 fully digital on-air mixing console, the Harman Kardon FL8450 CD changer, the JBL
	Array Series 4895PL and 4896PL proprietary tour sound systems,
	the JBL Array Series ASC24 analog system controller, the Infinity Kappa cs Series automotive component systems, the dbx dual 31
	band graphic equalizer, the Studer CDPress mastering system, the
	Becker Energy 	600 automotive audio system amplifier, the Infinity
	Minuette series loudspeakers.

	1994:	The Lexicon JamMan digital audio effects processor, the
	Soundcraft Delta Theater mixing console, the Orban 8282 TV
	Optimod digital television audio processor, the AKG WMS50 and WMS100 wireless microphones, the JBL C236A-S101 sound power controller, the Digitech Bass Whammy Pedal, the BSS Varicurve remote console series, the Studer Numisys II digital audio workstation, the JBL Control 8SR/pt mini sound reinforcement system, the Turbosound Floodlight TCS612 loudspeaker system, the Lexicon Vortex digital audio effects processor, the Spirit Folio S1, 4 and RacPac portable mixers, the DOD Vintage 2 guitar processor, the JBL Control 1E Power Control 1 monitor, the dbx 242 Project 1 parametric equalizer, the AKG C535WLTM900 hand-held microphone, the Studer MultiDesk digital audio workstation, the

					14				18

	JBL SC305 center channel loudspeaker, the Harman Kardon
	FL8400 front-loading carousel CD changer, the Infinity Epsilon planar monopole loudspeaker, the Pyle Driver automotive speakers, the Fosgate-Audionics Model 3A surroundsound processor with amplifier, the JBL SFX Series mini surround sound loudspeaker systems, the Harman Kardon AVR15 audio/video receiver, the JBL SYN3 Synthesis Series home theater speaker system and the Infinity Reference Standard Car Audio Series automotive speakers.


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

	Notable among the Company's manufacturing capabilities with respect to loudspeakers are the production of its own high-gloss lacquer and wooden veneer loudspeaker enclosures, the milling of its own wire, the winding of its own voice coils and the use of numerically controlled lathes and other machine tools to produce its many precision components. The Company's high degree of manufacturing integration, it believes, permits it to produce more consistently uniform high performance products. Moreover, the Company's internal manufacturing expertise has provided opportunities to transfer advances in technology and materials to multiple product lines, thereby leveraging gains from product development and process improvement efforts. The Company uses common manufacturing facilities to achieve economies of scale, while maintaining competition among its subsidiaries in engineering, product development and marketing.

	The Company's principal U.S. manufacturing facility is located in Northridge, California where it manufactures JBL and Infinity loudspeakers, including cabinets, for professional, consumer and automotive aftermarket markets, amplifiers for the OEM and automotive aftermarket markets, and UREI electronics. The Company manufactures loudspeakers and assembles sound systems for the OEM automotive market in Martinsville, Indiana. Its Pyle subsidiary in Huntington, Indiana, manufactures loudspeakers for

					15				19
automotive aftermarket and OEM applications. DOD manufactures professional electronics products at its facility in Salt Lake City, Utah. Lexicon manufactures professional and consumer electronics products primarily at its Waltham, Massachusetts facility.

	In addition to the Company's U.S. manufacturing capacity, the Company has established a strong international manufacturing presence to better respond to customer demands in world markets. Becker manufactures automotive OEM radios and other electronics in Germany.
AKG manufactures microphones and headphones in Austria, with additional manufacturing operations in India. Studer manufactures professional recording and broadcast equipment in Switzerland. Audax, whose products include high-quality, high-performance tweeters, manufactures transducers in France, and the Company's Lydig subsidiary manufactures cabinet enclosures and assembles complete JBL and Infinity loudspeakers in Denmark for sale in European markets. Harman Motive, Limited manufactures automotive OEM loudspeakers and Soundcraft manufactures mixing boards at their respective facilities in the United Kingdom. Also manufactured in the United Kingdom are Turbosound loudspeakers, Allen & Heath mixing boards and BSS professional amplifiers. The Company's international automotive OEM electronics, loudspeaker and professional electronics manufacturing facilities enable the Company to compete more effectively in Europe.


	Marketing

	The Company's products are sold domestically and internationally in the professional, consumer, and automotive OEM markets. Approximately
60% of the Company's sales are outside the United States. The Company's professional market includes a wide range of professional uses, from sound reinforcement, broadcast and recording and musical instrument support to commercial and public installations, which accounted for approximately 38% of the Company's consolidated net sales in fiscal 1995. The consumer market for audio products consists of home and automotive aftermarket products, which accounted for approximately 37% of fiscal 1995 consolidated net sales. The OEM market includes automobile manufacturers who purchase components and systems (loudspeakers, radios, amplifiers) primarily on a branded basis. In fiscal 1995, sales of automotive OEM products accounted for approximately 25% of consolidated net sales.

	The Company's professional audio products are marketed worldwide through professional sound equipment dealers, including engineered-sound contractors which directly assist major users. The Company's sales and marketing group for its professional products is separate and independent from its consumer products sales and marketing group.
					16				20

	The Company primarily markets its consumer audio products through audio and audio-video specialty stores and certain audio-video chain stores, including Circuit City and Best Buy. The Company enjoys broad distribution of its products and particularly seeks dealers who emphasize high-quality audio systems and who are knowledgeable about the characteristics of audio products. The Company's sales and marketing activities include dealer education programs and comprehensive product literature to enable salespeople to understand and explain the price and performance features offered by the Company's products. The Company's dealers typically stock a number of home audio equipment lines including competing products (sometimes both JBL and Infinity loudspeakers) and may also carry automobile audio systems and other consumer-oriented electronics products.

	The Company markets its automotive products in a variety of ways. The Company currently markets its automotive aftermarket products to consumers through its existing home audio dealer network and through automotive audio specialty dealers. At the OEM level, in addition to the brand name systems described previously, the Company sells non-branded systems directly to Chrysler, Ford, Rover and other automotive manufacturers (such as Citroen) for installation in vehicles during production.

	Suppliers

	Products designed by Harman Kardon in the United States are manufactured by several suppliers. The Company believes it has good working relationships with these suppliers. The use of multiple vendors helps to mitigate risks associated with potential disruption.

	One supplier provides a significant number of components to several subsidiaries of the Company. The loss of this supplier could create disruptions in production for these subsidiaries until alternate sources for these components could be found and could have a material impact on the cost of these products.

	Northridge Manufacturing relies on several suppliers for a large percentage of certain parts, such as speaker grilles, plastic molded parts and magnets. The loss of any one of these suppliers would have a material impact on the earnings of Northridge Manufacturing until alternate sources for these components could be found.




					17				21

	Trademarks and Patents

	The Company markets its products under numerous trademarks and logos, including JBL, Infinity, Harman Kardon, UREI, Pyle, Citation, JB Lansing, James B. Lansing Sound, Concord, Audax, Becker, Lydig of Scandinavia, Soundcraft, Spirit, DOD, Audio Logic, DigiTech, Fosgate-Audionics, Lexicon, AKG, Studer, Studer Dyaxis, BSS, Orban, Precision Devices, dbx, AudioAccess, Turbosound, Quested, Auto Azimuth and
Dynamic Midi which are registered or otherwise protected in substantially all major industrialized countries. The Company's registrations cover use of its trademarks and logos in connection with various applicable products, such as loudspeakers, speaker systems, speaker system components and other electrical and electronic devices. As of June 30, 1995, the Company held approximately 289 United States and foreign patents covering various products, product designs and circuits, and had approximately 214 patent applications pending around the world. The Company vigorously protects and enforces its trademark and patent rights.

	Seasonality

	Overall, the Company's consolidated net sales are not materially impacted by seasonality. However, the first fiscal quarter is usually weakest due to the July and August holidays in Europe and the automotive OEM model changeovers. Variations in seasonal demands among end-user markets may cause operating results to vary from quarter to quarter.

	Customers

	Sales to Chrysler for fiscal year 1995 accounted for 9.5% of the Company's consolidated net sales. The loss of automotive OEM system sales to Chrysler would have a material adverse impact on the sales and earnings of Harman Motive and the Company as a whole. The Company's next two largest customers, Circuit City and Ford, accounted for an aggregate of 12.3% of its consolidated net sales for the year ended June 30, 1995, and the loss of either of these customers would also have a material adverse impact on the sales and earnings of the Company. The Company anticipates that Mercedes Benz will be a significant customer in fiscal 1996, and the loss of this customer would have a material adverse impact on the sales and earnings of the Company.

	Backlog Orders

	Because the Company's practice is to maintain sufficient inventories of finished goods to fill orders promptly, the level of backlog is not considered to be an important index of future performance. The Company's

					18				22
backlog was approximately $31.3 million at June 30, 1995, and $27.3 million at June 30, 1994.

	Backlog Orders

	Because the Company's practice is to maintain sufficient inventories of finished goods to fill orders promptly, the level of backlog is not considered to be an important index of future performance. The Company's backlog was approximately $31.3 million at June 30, 1995, and $27.3 million at June 30, 1994.

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

	Competition

	In general, the audio industry is fragmented and competitive with many manufacturers, large and small, domestic and international, offering audio products which vary widely in price and quality and are marketed through a variety of channels. Professional products are offered through music instrument retailers, professional audio dealers, contractors and installers and on a contract bid basis. Consumer products are offered through various channels including audio specialty stores, discount stores, department stores and mail order firms. The Company concentrates on the higher-quality, higher-priced segments of the audio industry.

	While the Company manufactures and markets many compatible and complementary products, other products that the Company manufactures and markets compete directly. For example, Soundcraft professional mixing consoles are compatible with and marketed by the same staff as JBL professional loudspeakers. However, JBL Consumer and Infinity loudspeakers compete directly and are two of the top loudspeaker brands in
					19				23
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

	The Company competes in the sound reinforcement market with many of its brand names, including JBL, Turbosound, UREI, AKG, Soundcraft and BSS. Its principal competitors in sound reinforcement include Electro Voice, Inc. and Altec Lansing (subsidiaries of Mark IV Industries), TOA, Tannoy, Bose, Peavy, Tascam, Klark-Teknik, Marshall, Fender and Sony. The Professional Group competes in the broadcast and recording areas with its Studer, AKG, Soundcraft, Lexicon and Orban brands. Principal competitors in broadcast and recording include: Sony, Neve, Sennheiser, Denon, SSL, Shure and Audio Technica. In the Music Instrument area the Company's DOD, Digitech, dbx, Lexicon and Spirit products meet competitors Yamaha, Peavy, Rane, Roland, Alesis, Marshall, Fender and Sony.

	The Professional Group also competes in the industrial and architectural sound market; competitors within this market include Siemens, Peavy and TOA.

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

	The Company's principal competitors in the consumer loudspeaker market include Bose, Boston Acoustics, Bowers & Wilkins, KEF, Celestion, Paradigm, Acoustic Research, Cambridge SoundWorks and Polk Audio.
Harman's principal competitors in the consumer automotive aftermarket area include Alpine, Kenwood, Bose, Nakamichi, Clarion, Rockford-Fosgate and Blaupunkt.


					20				24

	Competition in the consumer electronic components segment remains intense, with this market dominated by large Japanese competitors. The short life cycle of products and a need for continuous design and development efforts characterize this segment. The Company's competitive strategy is to compete in the upper segments of this market and to continue to emphasize the Company's ability to provide systems solutions to customers, including a combination of loudspeakers and electronics products, providing integrated surround sound and home theater systems. Principal electronics competitors include Sony, Denon, Onkyo, Nakamichi, Pioneer and Kenwood.

	In the automotive OEM market, the Company's principal competitors include Bose, International Jensen, Oxford Electric, and Foster Electric in the loudspeaker systems segment and Alpine, Blaupunkt and Panasonic in the electronics segment. The Company is the only supplier of branded loudspeaker systems for Ford, Chrysler, Jeep and Mitsubishi automobiles in the United States, and also supplies branded loudspeaker systems to Ford, Jaguar, Rover and Saab in Europe as well as supplying the Toyota Avalon. Additionally, the company is the primary supplier of radio head units to Mercedes-Benz. The Company competes based upon the strength of its brand name recognition and the quality of its products together with its technical expertise in designing loudspeaker systems and electronics to fit the acoustic properties of each automobile model. Harman International is unique in its ability to provide multiple brands, each with its own unique characteristics and loyal consumer following, and also in its ability to provide complete, branded audio systems to the automobile manufacturers.

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

	During fiscal 1995, the Company gave notice to certain state agencies that an environmental release had occurred at one of its facilities. The company has proposed a remediation plan to the state agency and is awaiting their response. The Company believes that the future cost to remediate this site will not exceed $600,000.

	The Company has been named as a "potentially responsible party" with respect to the disposal of hazardous wastes at four hazardous waste

					21				25

sites. In addition, there are other sites to which the Company has sent hazardous wastes which the Company believes are currently under regulatory scrutiny. It is possible that additional environmental issues may arise in the future which the Company cannot now predict. Although ultimate liability cannot be determined with respect to the sites mentioned above, and applicable law provides that a potentially responsible party at any site may be held jointly and severally liable for the total cost of remedia-tion, the Company believes, based upon internal investigations and information made available to the Company with regard to its potential liability at these sites, that its proportionate share of the costs related to the investigation and remedial work at these sites will not exceed $100,000.


	Research, Development and Engineering

	The Company's expenditures for research, development and engineering were $40,257,000, $22,324,000, and $11,980,000 for the fiscal years ending June 30, 1995, 1994 and 1993, respectively. The increase in expenditures in fiscal 1995 reflects the inclusion of Becker, acquired effective January 1995, and a full year of development efforts at AKG and Studer, acquired in September 1993 and March 1994, respectively.


	Number of Employees

	As of June 30, 1995, the Company had 7,929 full-time employees, including 3,717 domestic employees and 4,212 international employees. The increase in number of employees as of June 30, 1995 compared to the prior year primarily results from the Becker acquisition.


	Financial Information about Foreign & Domestic Operations &
	Export Sales

	Financial information about foreign and domestic operations and export sales to be filed hereunder is incorporated by reference to Note 10 of Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (Effects of Inflation and Exchange Rates) on pages 39 and 29, respectively, in the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1995.





					22				26

	ITEM 2.	PROPERTIES

	The Company's principal activities are conducted at the facilities described in the following table.

				 Square	             Owned or	       Percentage
	Location			Footage		Leased	       Utilization	    Division
----------------------------		----------		---------	        ------------	 -----------------
Northridge, California		620,384		Leased		100%	  JBL, Harman
									    Motive

Ittersbach, Germany		226,810		Owned		  61%	  Becker
				    4,320		Leased		100%

Ontario, California		212,600		Owned		100%	  JBL, Infinity

Martinsville, Indiana		181,856		Owned		100%	  Harman Motive

Huntington, Indiana		167,557		Owned		100%	  Pyle

Ringkobing, Denmark		134,366		Owned		100%	  Lydig
				  20,753		Leased		100%

Potters Bar, UK			143,000		Leased		100%	  Soundcraft

Vienna, Austria			128,593		Leased		100%	  AKG

Sandy, Utah			122,000		Leased		100%	  DOD

Heilbronn, Germany		  48,571		Owned		  92%	  Harman
				  63,183		Leased		  60%	    Deutschland

Bridgend, UK			101,400		Leased		100%	  Harman Motive

Worth-Schaitt, Germany		  89,640		Owned		   70%	  Becker

Regensdorf, Switzerland		  86,111		Leased		100%	  Studer

San Leandro, California		  78,125		Leased		100%	  Orban

Chateau-du-Loir, France		  66,712		 Owned		100%	  Audax

	The company considers its properties to be suitable and adequate for its present needs.




					23				27

ITEM 3.	LEGAL PROCEEDINGS

	There are various legal claims pending against the Company, but in the opinion of management, liabilities, if any, arising from such claims will not have a material effect upon the consolidated financial condition and results of operations of the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY
		HOLDERS

		None.

		EXECUTIVE OFFICERS OF THE REGISTRANT

			       Age at
        Name		August 1, 1995			     Position
---------------------		-------------------		-----------------------------------------
Sidney Harman			76		Chairman, Chief Executive Officer
						    and Director of the Company

Bernard A. Girod			53		President, Chief Operating Officer,
						    Secretary and Director of the
						    Company

F. Michael Budd			48		President - Harman Manufacturing Group

Philip J. Hart			50		President - Harman Professional Group

Thomas Jacoby			41		President - Harman Consumer Group

Gregory P. Stapleton		48		President - Automotive OEM Group

F. Gordon Bitter			52		Vice President - Finance & Administration
						    and Chief Financial Officer

Jerome H. Feingold		53		Vice President - Quality

Frank Meredith			38		Vice President and General Counsel

William S. Palin			52		Vice President and Director International
 						    Audit

Sandra B. Robinson		36		Vice President - Financial Operations

Floyd E. Toole			49		Vice President - Engineering

	Officers are elected annually by the Board of Directors and hold office at the pleasure of the Board of Directors until the next annual selec-tion of officers or until their successors are elected and qualified.

					24				28

	Sidney Harman, Ph.D., the Company's founder, has been Chairman of the Board and Chief Executive Officer and a director of the Company since the Company's founding in 1980. From 1977 to 1979, Dr. Harman was the Under Secretary of Commerce of the United States. From 1962 to 1977, Dr. Harman was an officer and director of the Predecessor of the Company.

	Bernard A. Girod has been President of the Company since March 1994, Chief Operating Officer of the Company since March 1993, a Director of the Company since July 1993, Secretary of the Company since November 1992 and Chief Financial Officer from September 1986 to September 1995. From September 1979 to September 1986, Mr. Girod was the Vice
President and General Manager of Permacel, a subsidiary of Avery International and Vice President of Planning and Business Development for Avery International. From 1977 to 1979, Mr. Girod was the Chief Financial Officer of the Predecessor of the Company.

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

	Gregory P. Stapleton has been President of the Automotive OEM Group since October 1987.

	F. Gordon Bitter was appointed Vice President - Finance and Administration of the Company on September 7, 1995. Prior to that time, Mr. Bitter was: Senior Vice President - Finance and Accounting of the Chicago and North Western Transportation Company from October 1994 to April 1995; President of the Metco Division of The Perkin-Elmer Corporation from 1992 to 1993; Senior Vice President - Finance and Administration of The Perkin-Elmer Corporation from 1988 to 1991; and Senior Vice President - Finance and Accounting of The Singer Company from 1984 to 1988.

	Jerome H. Feingold has been the Vice President-Quality of the Company since January 1992. Prior to that time, Mr. Feingold served as President of Harman Speaker Manufacturing since July 1985.

					25				29

	Frank Meredith has been General Counsel of the Company since
August 1994. Prior to that time, Mr. Meredith served as Vice President-Tax/Legal and Assistant Secretary of the Company since July 1992. Prior to that time, Mr. Meredith held other positions within the Company since May 1985.

	William S. Palin has been Vice President and Director International Audit since March 1994. Prior to that time he was the director of his own accounting and consulting firm which handled numerous assignments for the Company over the years, including significant acquisition support. Prior to 1981, Mr. Palin was the Chief Financial Officer for Harman Europe and Managing Director of Harman Audio, both a part of the Predecessor company.

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



















					26				30

PART II


ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON
		EQUITY AND RELATED STOCKHOLDER MATTERS

	The information required by Part II, Item 5 is incorporated by reference to the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1995 (Shareholder Information on page 42).


ITEM 6.	SELECTED FINANCIAL DATA

	The information required by Part II, Item 6 is incorporated by reference to the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1995 (Financial Highlights on page 1).


ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
		FINANCIAL CONDITION AND RESULTS OF
		OPERATIONS

	The information required by Part II, Item 7 is incorporated by reference to the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1995 (Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 27 through 29).


ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND
		SUPPLEMENTARY DATA

	The information required by Part II, Item 8 is incorporated by reference to the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1995 (Consolidated Financial Statements on pages 30 through 41).


ITEM 9.	DISAGREEMENTS ON ACCOUNTING AND
		FINANCIAL DISCLOSURE

	None.





					27				31

PART III


	With the exception of information relating to the executive officers of the Company which is provided in Part I hereof, all information required by Part III (Items 10, 11, 12, and 13) of Form 10-K, including the information required by Item 405 of Regulation S-K, is incorporated by reference to the Company's definitive Proxy Statement relating to the 1995 Annual Meeting of Stockholders.





































					28				32

PART IV


ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
		AND REPORTS ON FORM 8-K


	a)	1.	Financial statements required to be filed hereunder
			are indexed on page 33 hereof.

		2.	Financial statement schedules required to be filed
			hereunder are indexed on page 33 hereof.

		3.	The exhibits required to be filed hereunder are
			indexed on pages 37 through 43 hereof.


	b)	Reports on Form 8-K

			None.


























					29				33

		THIS PAGE LEFT BLANK INTENTIONALLY

SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant):  HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED

By:   (Signature and Title)		 /s/ Sidney Harman
					----------------------------------------------------
					Sidney Harman, Chairman of the Board and
						Chief Executive Officer
Date:	September 18, 1995
		------------------------

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature				Title				Date

 /s/ Sidney Harman			Chairman of the Board,		September 18, 1995
------------------------------		   Chief Executive Officer		------------------------
Sidney Harman			   and Director


 /s/ Bernard A. Girod			President, Chief Operating		September 18, 1995
------------------------------		   Officer, Secretary and		------------------------
Bernard A. Girod			   Director


 /s/ Shirley M. Hufstedler		Director				September 18, 1995
------------------------------						------------------------
Shirley M. Hufstedler


 /s/ Edward Meyer			Director				September 18, 1995
------------------------------						------------------------
Edward Meyer


 /s/ Alan Patricof			Director				September 19, 1995
------------------------------						------------------------
Alan Patricof


 /s/ F. Gordon Bitter			Chief Financial Officer		September 18, 1995
------------------------------		  (Principal Accounting		------------------------
F. Gordon Bitter			  Officer)

					31				35

		THIS PAGE LEFT BLANK INTENTIONALLY

	LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
				SCHEDULES
			        Index to Item 14(a)

							Page Reference
						----------------------------------
								    Annual
								  Report to
						 Form 10-K	Shareholders
						----------------------------------

Consolidated Financial Data (pages 30 through 41 of the 1995 Annual Report to Shareholders herein incorporated by reference as Exhibit 13.1):

Consolidated Balance Sheets as of June 30, 1995
  and 1994								30

Consolidated Statements of Operations for the years
  ended June 30, 1995, 1994 and 1993					31

Consolidated Statements of Cash Flows for the years
  ended June 30, 1995, 1994 and 1993					32

Consolidated Statements of Shareholders' Equity for
  the years ended June 30, 1995, 1994 and 1993			33

Notes to Consolidated Financial Statements				34

Independent Auditors' Report				       35		41


Schedules for the years ended June 30, 1995, 1994 and 1993:

II	Valuation and Qualifying Accounts and Reserves     34


All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements.





					33				37

								Schedule II

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
Valuation and Qualifying Accounts and Reserves
Three Years Ended June 30, 1995
($000's omitted)

---------------------------------------------------------------------------------------------------------------
					        Charged
		Balance at          Charged to        To Other		           Balance
		Beginning          Costs and         Accounts	Deductions        at End
Classification	of Period	            Expenses	       Describe	Describe	         of Period
---------------------------------------------------------------------------------------------------------------


Year Ended
 June 30, 1993

Allowance for
    doubtful
    accounts	$  3,664	           $  2,216	      $       77 (1)	$  2,522 (2)       $  3,435



Year Ended
June 30, 1994

Allowance for
    doubtful
    accounts	$  3,435	           $  2,757	      $  7,189 (3)	$  3,140 (2)      $10,241



Year Ended
June 30, 1995

Allowance for
    doubtful
    accounts	$10,241	           $  4,263	      $  2,217 (4)	$  4,408 (2)     $ 12,313

(1)  Addition due to Lexicon acquisition.

(2)  Deductions for accounts receivable written off net of recoveries.

(3) Addition due to AKG, Studer and Harman Belgium (Beltronics) acquisitions.

(4)  Addition due to Becker, D.A.V.I.D. and Harman Interactive
(NewMediaWare) acquisitions.
					34				38

INDEPENDENT AUDITORS' REPORT
--------------------------------------------------


The Board of Directors
Harman International Industries, Incorporated


Under date of August 11, 1995, we reported on the consolidated balance sheets of Harman International Industries, Incorporated and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the years in the three year period ended June 30, 1995, as contained in the 1995 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form
10-K for the year ended June 30, 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


				/s/ KPMG Peat Marwick LLP



Los Angeles, California
August 11, 1995

		THIS PAGE LEFT BLANK INTENTIONALLY

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
INDEX TO EXHIBITS

	The following exhibits are filed as part of this report. Where such filing is made by incorporation by reference to a previously filed statement or report, such statement or report is identified in parenthesis.

	There are omitted from the exhibits filed with this Annual Report on Form 10-K certain promissory notes and other instruments and agreements with respect to long-term debt of the Company, none of which authorizes securities in a total amount that exceeds 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Company hereby agrees to file with the Securities and Exchange Commission copies of all such omitted promissory notes and other instruments and agreements as the Commission requests.

Exhibit
Page
  No.				Description				  No.

3.1, 4.1		Restated Certificate of Incorporation, as amended,
		filed with the Delaware Secretary of State on
		October 7, 1986. (Filed as Exhibits 3.1 and 4.1 to
		the Registration Statement on Form S-1 (Reg. No.
		33-8538) and hereby incorporated by reference.)............IBR

4.3, 10.17	Composite conformed copy of the Note Purchase
		Agreements dated June 30, 1987, relating to the sale
		of $25.0 million principal amount of 10.08% Senior
 		Notes due September 30, 1994, and $17.5 million
		principal amount of 10.40% Senior Notes due
		September 30, 1997, including as exhibits thereto the
		form of 10.08% Senior Notes due September 30, 1994,
		and 10.40% Senior Notes due September 30, 1997.
		(Filed as Exhibit 4 to the Quarterly Report on Form
		10-Q for the quarter ended December 31, 1988 (File
		No. 0-15147), and hereby incorporated by reference.)....IBR








					37				41

Exhibit
Page
  No.				Description				  No.

4.4, 10.29	Composite conformed copy of the Note Purchase
		Agreement dated December 1, 1988, relating to the
		sale of $45.0 million principal amount of 11.2% Senior
		Subordinated Notes due December 1, 1998, including
		as an exhibit thereto the form of 11.2% Senior
		Subordinated Notes due December 1, 1998.  (Filed as
		Exhibit 4 to the Quarterly Report on Form 10-Q for the
		quarter ended December 31, 1988 (File No. 0-15147),
		and hereby incorporated by reference.) ...........................IBR

4.5		Amended By-Laws of Harman International
		Industries, Incorporated.  (Filed as Exhibit 4.5 to the
		Quarterly Report on Form 10-Q for the quarter ended
		March 31, 1992 (File No. 0-15147) and hereby
		incorporated by reference.)..............................................IBR

 4.6		Indenture dated June 4, 1992, between Harman
		International Industries, Incorporated and Security
		Trust Company N.A., as Trustee, relating to
		$70,000,000 principal amount of 12.0% Senior
		Subordinated Notes due 2002, including as an
		exhibit thereto the form of 12.0% Senior
		Subordinated Notes due 2002.  (Filed as Exhibit
		4.6 to the Annual Report on Form 10-K for the
		year ended June 30, 1992 (File No. 0-15147),
		and hereby incorporated by reference.) ...........................IBR

 4.7		First Amendment to Note Agreement Dated June 30,
		1987, dated as of December 14, 1988, relating to
		the sale of $25.0 million principal amount of
		10.08% Series A Senior Notes due September 30,
		1994, and $17.5 million principal amount of 10.40%
		Series B Senior Notes due September 30, 1997.
		(Filed as Exhibit 4.7 to the Registration Statement
		on Form S-2 (Reg. No. 33-49692) and hereby
		incorporated by reference.) ............................................IBR




					38				42

Exhibit
Page
  No.				Description				  No.

10.1		Lease dated as of June 18, 1987 between Harman
		International Industries Business Campus Joint
		Venture and JBL Inc., as amended.  (Filed as Exhibit
		10.1 to the Annual Report on Form 10-K for the
		fiscal year ended June 30, 1987 (File No. 0-15147)
		and hereby incorporated by reference.)............................IBR

10.2		Guaranty dated as of June 18, 1987 by Harman
		International Industries, Inc. of Lease dated as of
		June 18, 1987 between Harman International
		Industries Business Campus Joint Venture and JBL
		Inc., as amended.  (Filed as Exhibit 10.2 to the
		Annual Report on Form 10-K for the fiscal year
		ended June 30, 1987 (File No. 0-15147) and hereby
		incorporated by reference.)..............................................IBR

10.10		Agreement dated as of June 20, 1985, among
		Harman International Industries, Inc., Harman-
		Motive, Inc., JBL Inc. and Ford Motor Co.
		(Filed as Exhibit 10.10 to the Registration Statement
		on Form S-1 (Reg. No. 33-8538) and hereby
		incorporated by reference.)..............................................IBR

10.18		Harman International Industries, Inc. 1987 Executive
		Incentive Plan (adopted December 8, 1987).  (Filed
		as Exhibit 10.18 to the Annual Report on Form 10-K
		for the fiscal year ended June 30, 1988 (File No.
		0-15147), and hereby incorporated by reference.)...........IBR

10.19		Form of Incentive Stock Option Agreement under
		the 1987 Executive Incentive Plan.  (Filed as Exhibit
		10.19 to the Annual Report on Form 10-K for the
		fiscal year ended June 30, 1988 (File No. 0-15147),
		and hereby incorporated by reference.)............................IBR






					39				43

Exhibit
Page
  No.				Description				  No.

10.20		Form of Non-Qualified Stock Option Agreement
		under the 1987 Executive Incentive Plan.  (Filed as
		Exhibit 10.20 to the Annual Report on Form 10-K
		for the fiscal year ended June 30, 1988 (File No.
		0-15147), and hereby incorporated by reference.)...........IBR

10.21		Form of Non-Qualified Stock Option Agreement
		with non-officer directors.  (Filed as Exhibit 10.21
		to the Annual Report on Form 10-K for the fiscal
		year ended June 30, 1988 (File 	No. 0-15147), and
		hereby incorporated by reference.)..................................IBR

10.23		Lease Agreement dated April 28, 1988, among
		Alaskan Permanent Fund Corp. and the National
		Bank of Washington, as trustee of the National Bank
		of Washington Multi-Employer Property Trust
		and Harman Electronics, Inc.  (Filed as Exhibit 10.23
		to the Annual Report on Form 10-K for the fiscal
		year ended June 30, 1988 (File No. 0-15147),
		and hereby incorporated by reference.)...........................IBR

10.24		Promissory Note dated August 3, 1993, among
		Harman International Industries, Inc., JBL
		Incorporated and Banc One Arizona Leasing
		Corporation.  (Filed as Exhibit 10.24 to the Annual
		Report on Form 10-K for the fiscal year ended
		June 30, 1993 (File No. 0-15147), and hereby
		incorporated by reference.).............................................IBR

10.26		Harman International Industries, Incorporated
		Retirement Savings Plan.  (Filed on Form S-8
		Registration Statement on June 16, 1989
		(Reg. No. 33-28973), and hereby incorporated
		incorporated by reference.).............................................IBR






					40				44

Exhibit
Page
  No.				Description				  No.


10.27		Harman International Industries, Incorporated
		Supplemental Executive Retirement Plan.  (Filed
		as Exhibit 10.27 to the Annual Report on Form
		10-K for the fiscal year ended June 30, 1989
		(File No. 0-15147), and hereby
		incorporated by reference.).............................................IBR

10.28		Form of Benefit Agreement under the Supplemental
		Executive Retirement Plan.  (Filed as Exhibit A to
		the Supplemental Executive Retirement Plan at
		Exhibit 10.27 and hereby incorporated by reference.).....IBR

10.30		Form of Restricted Stock Agreement.  (Filed as
		Exhibit 10.30 to the Annual Report on Form 10-K
		for the fiscal year ended June 30, 1989 (File No.
		0-15147), and hereby incorporated by reference.)...........IBR

10.32		Note dated September 7, 1989, between Harco
		Properties, Incorporated and New England Mutual
		Life Insurance Company.  (Filed as Exhibit 10.32
		to the Quarterly Report on Form 10-Q	for the quarter
		ended September 30, 1989 (File No. 0-15147), and
		hereby incorporated by reference.)...................................IBR

10.38		Amendment to the Harman International Industries,
		Incorporated Supplemental Executive Retirement
		Plan.  (Filed as Exhibit 19.1 to the Quarterly Report
		Report on Form 10-Q for the quarter ended March
		31, 1992 (File No. 0-15147), and hereby
		incorporated by reference.)..............................................IBR









					41				45

Exhibit
Page
  No.				Description				  No.

10.41		Form of Incentive Stock Option Agreement under the
		1992 Executive Incentive Plan.  (Filed as Exhibit 10.41
		to the Annual Report on Form 10-K for the fiscal year
		ended June 30, 1993 (File No. 0-15147), and
		hereby incorporated by reference.)...................................IBR

10.42		Form of Non-qualified Stock Option Agreement under
		the 1992 Executive Incentive Plan.  (Filed as Exhibit
		10.42 to the Annual Report on Form 10-K for the fiscal
		year ended June 30, 1993 (File No. 0-15147), and
		hereby incorporated by reference.)...................................IBR

10.43		Form of Restricted Stock Agreement under the 1992
		Executive Incentive Plan.  (Filed as Exhibit 10.43 to
		the Annual Report on Form 10-K for the fiscal year
		ended June 30, 1993 (File No. 0-15147), and hereby
		incorporated by reference.)..............................................IBR

10.44		Form of Non-qualified Stock Option Agreement for
		Non-officer Directors under the 1992 Executive
		Incentive Plan.  (Filed as Exhibit 10.44 to the Annual
		Report on Form 10-K for the fiscal year ended
		June 30, 1993 (File No. 0-15147), and hereby
		incorporated by reference.).............................................IBR

10.45		Harman International Industries, Inc. Executive
		Deferred Compensation Plan.  (Filed as Exhibit
		10.45 to the Annual Report on Form 10-K for the
		fiscal year ended June 30, 1993 (File No. 0-15147),
		and hereby incorporated by reference.)............................IBR

10.46		Harman International Industries, Inc. Executive
		Deferred Compensation Plan Split-Dollar Life
		Insurance Agreement.  (Filed as Exhibit 10.46 to
		the Annual Report on Form 10-K for the fiscal year
		ended June 30, 1993 (File No. 0-15147), and
		hereby incorporated by reference.)...................................IBR



					42				46

Exhibit
Page
  No.				Description				No.

10.53		Multi-Currency, Multi-Option Credit Agreement
		dated September 30, 1994, among Harman
		International Industries, Incorporated, the Subsidiary
		Borrowers and Subsidiary Guarantors, and the
		Several Lenders named therein with Chemical
		Securities, Inc., as Arranger, NationsBank of North
		Carolina, N.A., as Co-Agent and Chemical Bank,
		as Administrative Agent ...............................................IBR

10.54		First Amendment dated February 15, 1995, to the
		Multi-Currency, Multi-Option Credit Agreement
		dated September 30, 1994 .............................................49

13.1		Harman International Industries, Incorporated
		Annual Report to Shareholders for the fiscal
		year ended June 30, 1995...............................................61

21.1		Subsidiaries of the Company........................................109

23.1		Consent of Independent Auditors................................115

27.1		EDGAR Financial Data Schedule................................119


















					43				47

		THIS PAGE LEFT BLANK INTENTIONALLY