Form 10-Q
period 1995-09-30
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 1995-11-13
CIK 800459

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:  SEPTEMBER 30, 1995

Commission File Number:  1-9764

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

          DELAWARE     		                  11-2534306
----------------------------------		--------------------------------------
(State or other jurisdiction	          (I.R.S. Employer Identification No.)
of incorporation or organization)

1101 PENNSYLVANIA AVENUE, NW  WASHINGTON, D.C. 20004
------------------------------------------------------------------------------
	(Address of principal executive offices)	        (Zip code)

(202) 393-1101
------------------------------------------------------------
(Registrant's telephone number, including area code)

NOT APPLICABLE
-------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

		  YES	    X		  NO
			-------			-------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

16,252,015 shares of Common Stock, $.01 par value, at October 31, 1995.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
AND SUBSIDIARIES

INDEX


PART I.  FINANCIAL INFORMATION			PAGE NO.

Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets - September 30,
	1995 and June 30, 1995					 3

   Condensed Consolidated Statements of Operations -
	Three months ended September 30, 1995 and 1994		 4

   Condensed Consolidated Statements of Cash Flows -
	Three months ended September 30, 1995 and 1994		 5

   Notes to Condensed Consolidated Financial Statements		 6

Item 2.  Management's Discussion and Analysis of the Results
	 of Operations and Financial Condition			7-9


PART II.  OTHER INFORMATION				10


SIGNATURES							11


EXHIBIT 10.55							12

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1995 AND JUNE 30, 1995
(000s omitted except per share amounts)

						(Unaudited)	 (Audited)
						  09/30/95	  06/30/95
ASSETS					---------------	---------------
Current Assets:
    Cash and short-term investments		$      8,803	$     11,252
    Receivables (less allowance for doubtful
	accounts:  $12,478 at September 30, 1995,
	and $12,313 at June 30, 1995)		    283,879	     264,898
    Inventories
	Finished goods and inventory
	    purchased for resale			    157,911	     146,132
	Work in process				      31,483	       28,412
	Raw materials and supplies		      71,553	       61,988
						---------------	---------------
		Total inventories			    260,947	     236,532
    Other current assets				      52,484	       39,973
						---------------	---------------
		Total current assets		    606,113	     552,655

Property, plant and equipment, net			    187,557	     189,823
Other assets					      17,912	       21,890
Excess of cost over fair value of assets acquired, net	    124,809	     122,504
						---------------	---------------
		Total assets			$  936,391	$   886,872
						=========	=========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable					$    28,926	$     27,208
    Current portion of long-term debt		      17,020	       13,006
    Accounts payable				      94,804	       90,755
    Accrued liabilities				    150,303	     164,122
						---------------	---------------
		Total current liabilities		    291,053	     295,091

    Other non-current liabilities			      30,445	       31,199
    Borrowings under Revolving Credit Facility	    163,464	     106,244
    Senior long-term debt				      41,157	       50,277
    Subordinated long-term debt			    109,800	     109,500
    Deferred income				           755	         1,082
    Minority interest				        4,004	         3,989

Shareholders' Equity:
    Common stock, $0.01 par value			           159	            152
    Additional paid-in capital			    185,124	     156,257
    Equity adjustment from foreign
	currency translation			        7,032	         6,157
    Retained earnings				    103,398	     126,924
						---------------	---------------
		Net shareholders' equity		    295,713	     289,490
		Total liabilities and
		shareholders' equity		$  936,391	$   886,872
						=========	=========

See accompanying Notes to Condensed Consolidated Financial Statements.
				3

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
(000s omitted except per share amounts)
(UNAUDITED)

						        Three Months Ended
							September 30,
						      1995	      1994
						---------------	---------------
Net sales					$   300,474	$   228,607

Cost of sales					     210,988	     152,741
						---------------	---------------
	Gross profit				      89,486	       75,866

Selling, general and administrative expenses	      73,213	       61,707
						---------------	---------------
	Operating income			      16,273	       14,159

Other expenses:
	Interest expense				        6,937	         5,736
	Miscellaneous, net			           275	         1,318
						---------------	---------------
	Income before income taxes, minority
	interest and extraordinary items		        9,061	         7,105

Income tax expense				        3,123	         2,830
Minority interest					            34	             77
						---------------	---------------
	Income before extraordinary items		        5,904	         4,198

Extraordinary items, net of income taxes		             --	            (48)
						---------------	---------------
	Net income				$      5,904	$       4,150
						=========	=========

Earnings per share of common stock before
	extraordinary items			$        0.36	$         0.26
						=========	=========

Earnings per common share			$        0.36	$         0.26
						=========	=========

Weighted average number of common
	shares outstanding			      16,235	       15,829
						=========	=========








See accompanying Notes to Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
($000s omitted)
(UNAUDITED)
       						      1995	      1994
							---------------	---------------
Cash flows from operating activities:
    Net income						$      5,904	$       4,150
Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
    Depreciation						      12,393	         9,029
    Amortization of intangible assets			        1,335	            584
    Amortization of deferred income				          (323)	           (324)
Changes in assets and liabilities, net of effects
        from purchase of companies:
(Increase) decrease in:
    Receivables						     (16,979)	         8,480
    Inventories						     (20,294)	        (8,685)
    Other current assets					       (7,642)	        (6,356)
Increase (decrease) in:
    Accounts payable					        2,785	      (11,404)
    Accrued liabilities					     (14,517)	        (9,420)
							---------------	---------------
Total adjustments					     (43,242)	      (18,096)
							---------------	---------------
Net cash provided by (used in) operating activities		$   (37,338)	$    (13,946)
							---------------	---------------
Cash flow from investing activities:
    Payment for purchase of companies, net of
        cash acquired					$     (9,133)	$      (3,676)
    Capital expenditures for property, plant and equipment	     (13,424)	        (9,552)
    Other items, net					        2,995	        (1,838)
							---------------	---------------
Net cash used in investing activities			$   (19,562)	$    (15,066)
							---------------	---------------
Cash flow from financing activities:
    Net borrowings under lines of credit			$      1,718	$     40,847
    Net proceeds from (repayments of) long-term debt		      52,414	       (4,007)
    Dividends paid to stockholders				          (875)	          (603)
    Proceeds from exercise of stock options			           319	            213
    Net change, foreign currency translation			           875	         1,101
							---------------	---------------
Net cash provided by financing activities			$    54,451	$     37,551
							---------------	---------------
Net increase (decrease) in cash and short-term
        investments						      (2,449)	        8,539
Cash and short-term investments at beginning of period	     11,252	        9,724
							---------------	---------------
Cash and short-term investments at end of period		$     8,803	$    18,263
							=========	=========
Supplemental disclosures of cash flow information:
    Interest paid						$     7,221	$      6,785
    Income taxes paid					$     5,901	$      8,143
Supplemental schedule of non-cash investing activities:
    Fair value of assets acquired				$   11,788	             --
    Cash paid for the capital stock				       9,826	             --
							---------------	---------------
	Liabilities assumed				$     1,962	             --
							---------------	---------------
See accompanying notes to Condensed Consolidated Financial Statements.
        			5

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

The Company's Condensed Consolidated Financial Statements for the three months ended September 30, 1995 and 1994 have not been audited by the Company's independent auditors; however, in the opinion of management, the accompanying unaudited Condensed Consolidated
Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company and subsidiaries as of September 30, 1995 and the results of their operations and their cash flows for the periods presented.

The results of operations for the three months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

NOTE B - ACQUISITIONS

On August 30, 1995, Harman International Industries, Incorporated, exercised its option to purchase the remaining 80% of the issued and outstanding shares of Madrigal Audio Laboratories, Inc. ("Madrigal"), increasing its ownership to 100%. Harman paid approximately $9.8 million for the remaining shares and related acquisition costs. Harman funded its acquisition of Madrigal utilizing its revolving credit facility.

The results of operations for the first quarter ended September 30, 1995, include the results of Madrigal for July 1, 1995 through September 30, 1995, as the acquisition was made effective July 1, 1995.

NOTE C - STOCK DIVIDEND

In August 1995, the Company declared a special 5 percent stock dividend to stockholders of record on August 11, 1995, payable on August 25, 1995. Outstanding shares and earnings per share have been retroactively restated to give effect to the stock dividend. In accordance with ARB 43, the stock dividend was accounted for by transferring from retained earnings to the common stock and additional paid-in capital accounts an amount equal to the fair value of the additional shares issued.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
		RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
------------------------------------
COMPARISON OF THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994

Net sales for the quarter ended September 30, 1995, totaled $300.5 million, a 31 percent increase over the comparable period in the prior year. Excluding Becker, which was not represented in the first quarter of last year, sales increased 14 percent. The Professional, Consumer and Automotive OEM Groups all reported higher sales.

The Professional Group contributed solid sales growth.  JBL
Professional reported higher sales, driven in large part by the success of the EON product line. Lexicon's sales increased on the strength of a number of well-received new digital products, including the PCM80 and NuVerb digital processors and the 500T touch screen remote control.
AKG and DOD also produced excellent sales increases.

The Consumer Group reported higher sales despite difficult market conditions in China, which adversely affected JBL loudspeaker sales.
Harman Kardon had an excellent quarter due to strong demand for both the Citation line of home theater components and its expanded line of audio/video receivers. Infinity delivered higher sales for the quarter, led by the acclaimed new Compositions home theater loudspeaker system.
First quarter sales of consumer electronics and loudspeakers in Europe were especially robust.

The Automotive Group produced excellent results for the quarter. Sales growth was partially attributable to Becker, which was not represented in the first quarter last year. Shipments of high fidelity systems for the Chrysler Minivan, Ford Explorer and the Jeep Grand Cherokee were vigorous. The success of the new Toyota Avalon, which features a high-end audio system supplied by the Automotive OEM Group, also contributed to the results.

The gross profit margin for the quarter ended September 30, 1995, was
29.8 percent ($89.5 million) compared to 33.2 percent ($75.9 million) in the prior year. The decrease in the gross margin percentage primarily reflects the inclusion of Becker.

Selling, general and administrative expenses as a percentage of net sales decreased to 24.4 percent for the quarter ended September 30, 1995, from 27.0 percent in the comparable period in the prior year. The decrease reflects lower spending as a percentage of sales for advertising, marketing, promotion and general and administrative expenses.

Operating income as a percentage of sales was 5.4 percent ($16.3 million) for the first quarter ended September 30, 1995, compared with
6.2 percent ($14.2 million) for the same period in the prior year. The decrease reflects the inclusion of Becker, at essentially a break-even.

Interest expense for the three months ended September 30, 1995, increased to $6.9 million from $5.7 million reported in the comparable period in the prior year due to higher average borrowings. Average borrowings outstanding were $323.8 million for the quarter, up from $244.3 million for the same period a year ago. The increase in average borrowings results from the Becker and Madrigal acquisitions and the financing of increased working capital requirements associated with higher sales volumes.

The impact of the increase in average borrowings on interest expense was partially offset by a substantial reduction in the average interest rate on borrowings. The average interest rate on borrowings was 8.6 percent for the first quarter ended September 30, 1995, down from 9.4 percent for the quarter ended September 30, 1994. The decrease in average interest rates for the quarter results from the refinancing of unsecured lines of credit with a committed revolving credit facility agreement which was completed September 30, 1994. Additionally, the repayment and retirement of long-term debt, which generally carried higher interest rates than short-term debt, contributed to the decrease in the average interest rate on borrowings. Interest expense as a percentage of sales was 2.3 percent for the first quarter ended September 30, 1995, down from 2.5 percent for the comparable period in the previous year.

Income before income taxes, minority interest and extraordinary items for the first quarter of fiscal 1996 was $9.1 million, up from $7.1 million in the previous year.

The effective tax rate for the first quarter of fiscal 1996 was 34.5 percent compared with 39.8 percent in the same period a year ago. The decrease in the effective tax rate for the quarter results from the restructuring of certain foreign subsidiaries to take advantage of prior year tax losses.
The Company calculates its taxes based upon its best estimate of annual results.

Net income for the three months ended September 30, 1995, was $5.9 million, or $0.36 per share, compared with $4.2 million, or $0.26 per share, in the previous year. Prior year earnings per share data has been restated to give effect to the special 5 percent stock dividend declared and paid in August 1995.


FINANCIAL CONDITION
---------------------------------

Net working capital at September 30, 1995, was $315.0 million, compared with $257.6 million at June 30, 1995. The increase results from the Becker and Madrigal acquisitions, higher inventories on-hand in anticipation of the Christmas selling season, higher receivables associated with strong sales volume late in the quarter and higher prepaid balances associated with upcoming trade shows and advertising campaigns.

Borrowings under the revolving credit facility at September 30, 1995, were $173.3 million, composed of swing line borrowings, which are included in notes payable, of $9.8 million and competitive advance borrowings and revolving credit borrowings of $163.5 million.

Other changes in the Company's balance sheet from June 30, 1995, the end of the preceding fiscal year, are as follows:

 - Accrued liabilities decreased $13.8 million, from $164.1 million to $150.3 million, primarily due to federal income tax payments and foreign currency translation effects.

 - Other assets decreased $4.0 million, from $21.9 million to $17.9 million, resulting from the elimination of the September 1993 $2.5 million investment in Madrigal, which is now a consolidated subsidiary.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

	There are various legal proceedings pending against the registrant and its subsidiaries, but, in the opinion of management, liabilities, if any, arising from such claims will not have a materially adverse effect upon the consolidated financial condition of the registrant.

Item 2.	Changes in Securities

	None.

Item 3.	Defaults Upon Senior Securities

	None.

Item 4.	Submission of Matters to a Vote of Security Holders

	None.

Item 5.	Other Information

	None.

Item 6.	Exhibits and Reports on Form 8-K

	(a)  Exhibits required by Item 601 of Regulation S-K

	Exhibit No.			Description
	------------	-------------------------------------------------

	   10.55	Second amendment, dated as of November 10,
			1995, to the multi-currency, multi-option credit agreement dated September 30, 1994.

	(b)  Reports on Form 8-K

	       None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
	      (Registrant)



DATE:  November 10, 1995		BY:	  /s/ Sidney Harman
						-------------------------------
						Sidney Harman
						Chairman and Chief
						Executive Officer


DATE:  November 10, 1995		BY:	  /s/ F. Gordon Bitter
						-------------------------------
						F. Gordon Bitter
						Chief Financial Officer