Form 10-Q
period 1995-12-31
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 1996-02-13
CIK 800459

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:  DECEMBER 31, 1995

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

16,307,192 shares of Common Stock, $.01 par value, at January 31, 1996.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
AND SUBSIDIARIES

INDEX


PART I.  FINANCIAL INFORMATION			PAGE NO.

Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets - December 31,
	1995 and June 30, 1995					 3

   Condensed Consolidated Statements of Operations -
	Six months ended December 31, 1995 and 1994		 4

   Condensed Consolidated Statements of Cash Flows -
	Six months ended December 31, 1995 and 1994		 5

   Notes to Condensed Consolidated Financial Statements		 6

Item 2.  Management's Discussion and Analysis of the Results
	 of Operations and Financial Condition			7-9


PART II.  OTHER INFORMATION				10


SIGNATURES							12

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND JUNE 30, 1995
(000s omitted except per share amounts)

						(Unaudited)	 (Audited)
						  12/31/95	  06/30/95
ASSETS					---------------	---------------
Current Assets:
    Cash and short-term investments			$    12,356	$     11,252
    Receivables (less allowance for doubtful
	accounts:  $12,402 at December 31, 1995,
	and $12,313 at June 30, 1995)		    277,122	     264,898
    Inventories
	Finished goods and inventory
	    purchased for resale			    173,977	     146,132
	Work in process				      28,752	       28,412
	Raw materials and supplies		      78,348	       61,988
						---------------	---------------
		Total inventories			    281,077	     236,532
    Other current assets				      47,431	       39,973
						---------------	---------------
		Total current assets		    617,986	     552,655

Property, plant and equipment, net			    196,230	     189,823
Other assets					      19,130	       21,890
Excess of cost over fair value of assets acquired, net	    125,456	     122,504
						---------------	---------------
		Total assets			$  958,802	$   886,872
						=========	=========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable					$    18,355	$     27,208
    Current portion of long-term debt		      18,271	       13,006
    Accounts payable				      89,609	       90,755
    Accrued liabilities				    150,306	     164,122
						---------------	---------------
		Total current liabilities		    276,541	     295,091

    Other non-current liabilities			      30,306	       31,199
    Borrowings under Revolving Credit Facility	    183,078	     106,244
    Senior long-term debt				      45,214	       50,277
    Subordinated long-term debt			    109,800	     109,500
    Deferred income				           432	         1,082
    Minority interest				        3,966	         3,989

Shareholders' Equity:
    Common stock, $0.01 par value			           160	            152
    Additional paid-in capital			    185,506	     156,257
    Equity adjustment from foreign
	currency translation			        5,658	         6,157
    Retained earnings				    118,141	     126,924
						---------------	---------------
		Net shareholders' equity		    309,465	     289,490
		Total liabilities and
		shareholders' equity		$  958,802	$   886,872
						=========	=========

See accompanying Notes to Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994
(000s omitted except per share amounts)
(UNAUDITED)

			      Three Months Ended		   Six Months Ended
			            December 31,		       December 31,
			      1995		1994		1995	           1994
			---------------        ---------------          ---------------        ---------------
Net sales		$   348,669          $   288,718	  $   649,143          $   517,325

Cost of sales		     240,754               197,881                451,742                350,622
			---------------        ---------------          ---------------        ---------------
      Gross profit		     107,915                 90,837                197,401                166,703

Selling, general and
      administrative expenses       77,489                 66,021                150,702                127,728
			---------------        ---------------          ---------------        ---------------
      Operating income	       30,426                 24,816                  46,699                  38,975

Other expenses:
      Interest expense	         7,538                   6,173                  14,475                  11,909
      Miscellaneous, net	            590                        93                       865                    1,411
			---------------        ---------------          ---------------        ---------------
      Income before income
         taxes, minority interest
         and extraordinary items	22,298                 18,550                  31,359                  25,655

Income tax expense	         6,825                   6,336                    9,948                    9,166
Minority interest		              11                        44                         45                       121
			---------------        ---------------          ---------------        ---------------
      Income before
         extraordinary items	       15,462                 12,170                  21,366                  16,368

Extraordinary items,
   net of income taxes	             --                       (226)                      --                        (274)
			---------------        ---------------          ---------------        ---------------
      Net income		$     15,462           $    11,944            $    21,366           $     16,094
			=========        =========         =========        =========

Earnings per share of
   common stock before
   extraordinary items	$         0.95           $        0.76            $        1.31           $        1.03
			=========        =========         =========        =========

Earnings per common share$         0.95           $        0.75            $        1.31           $        1.02
			=========        =========         =========        =========

Weighted average number
   of common shares
   outstanding		       16,258                 15,858                  16,248                  15,843
			=========        =========         =========        =========




See accompanying Notes to Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994
($000s omitted)       (UNAUDITED)
       					      1995		      1994
						---------------	---------------
Cash flows from operating activities:
    Net income					$    21,366	$     16,094
Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
    Depreciation					      24,953	       18,647
    Amortization of intangible assets			        2,771	         1,241
    Amortization of deferred income			          (646)	           (647)
Changes in assets and liabilities, net of effects
        from purchase of companies:
(Increase) decrease in:
    Receivables					     (10,056)	        (3,405)
    Inventories					     (40,672)	       13,995
    Other current assets				       (2,700)	      (15,043)
Increase (decrease) in:
    Accounts payable				       (1,996)	      (21,830)
    Accrued liabilities				     (14,530)	        (4,563)
						---------------	---------------
Total adjustments					     (42,876)	      (11,605)
						---------------	---------------
Net cash provided by (used in) operating activities	$   (21,510)	$       4,489
						---------------	---------------
Cash flow from investing activities:
    Payment for purchase of companies, net of
        cash acquired				$   (11,064)	$      (3,990)
    Proceeds from asset dispositions			            171                             --
    Capital expenditures for property, plant and equipment	     (33,656)	      (21,539)
    Other items, net				            185	        (2,143)
						---------------	---------------
Net cash used in investing activities			$   (44,364)	$    (27,672)
						---------------	---------------
Cash flow from financing activities:
    Net borrowings under lines of credit		$     (8,948)	$    (42,758)
    Net proceeds from (repayments of) long-term debt	      77,317	       71,771
    Dividends paid to stockholders			       (1,594)	        (1,207)
    Proceeds from exercise of stock options		           702	            592
    Net change, foreign currency translation		          (499)	           (176)
						---------------	---------------
Net cash provided by financing activities		$    66,978	$     28,222
						---------------	---------------
Net increase (decrease) in cash and short-term
        investments					        1,104	         5,039
Cash and short-term investments at beginning of period      11,252	         9,724
						---------------	---------------
Cash and short-term investments at end of period	$    12,356	$     14,763
						=========	=========
Supplemental disclosures of cash flow information:
    Interest paid					$    12,629	$     11,322
    Income taxes paid				$      7,890	$     12,519
Supplemental schedule of non-cash investing activities:
    Fair value of assets acquired			$    14,650	$       2,493
    Cash paid for the capital stock			      11,757	            422
						---------------	---------------
	Liabilities assumed			$      2,893	$       2,071
						---------------	---------------
See accompanying Notes to Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

The Company's Condensed Consolidated Financial Statements for the three months and six months ended December 31, 1995 and 1994 have not been audited by the Company's independent auditors; however, in the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company and subsidiaries as of December 31, 1995 and the results of their operations and their cash flows for the periods presented.

The results of operations for the six months ended December 31, 1995 are not necessarily indicative of the results to be expected for the full year.

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

The results of operations for the six months ended December 31, 1995, include the results of Madrigal for July 1, 1995 through December 31, 1995, as the acquisition was made effective July 1, 1995.

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
		RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
------------------------------------
COMPARISON OF THE THREE MONTH AND SIX MONTH PERIODS ENDED
DECEMBER 31, 1995 AND 1994

Net sales for the quarter ended December 31, 1995, totaled $348.7 million, a 21 percent increase over the comparable period in the prior year. For the first half of the year, sales increased 25 percent to $649.1 million. Excluding recent acquisitions which were not represented in the first six months of last year, sales increased 5 percent for the quarter and 8 percent for the first half.

The Professional Group contributed higher sales for the second quarter and the first half. JBL Professional reported higher sales for the first half, driven in large part by the success of the EON product line. AKG produced excellent sales growth for the second quarter and the first half on the strength of new models of wireless microphones and headphones.

The Consumer Group reported modestly higher sales for the second quarter and the first half despite weakness in the United States retail environment which adversely affected JBL and Infinity loudspeaker sales. Harman Kardon generated increased sales for the second quarter and the first half due to strong demand for the Citation line of home theater components and its expanded line of audio/video receivers. Sales of consumer electronics and loudspeakers in Europe were robust in the second quarter and the first half.

The OEM Group (formerly the Automotive OEM Group) produced higher sales for the second quarter and the first half. Sales growth was partially attributable to Becker, which was not represented in the first half last year. Shipments of high fidelity systems for the Chrysler Minivan, Ford Explorer and the Jeep Grand Cherokee were vigorous.
The success of the new Toyota Avalon, which features a high-end audio system supplied by the OEM Group, also contributed to the results. The name of the group has been changed to reflect its expanded mission to provide OEM audio products for additional markets, such as audio for computers.

The gross profit margin for the quarter ended December 31, 1995, was
31.0 percent ($107.9 million) compared to 31.5 percent ($90.8 million) in the prior year. The gross profit margin for the first half of fiscal 1996 was 30.4 percent ($197.4 million) compared to 32.2 percent ($166.7 million) in the previous year. The decrease in the gross margin percentage in the quarter and the first half primarily reflects the inclusion of Becker.

Operating income as a percentage of sales was 8.7 percent ($30.4 million) for the second quarter ended December 31, 1995, compared with 8.6 percent ($24.8 million) for the same period in the prior year.
The increase for the second quarter results from reduced selling, general and administrative expenses as a percentage of sales. For the first half, operating income as a percentage of sales was 7.2 percent compared
with 7.5 percent for the first half of fiscal 1995.   The decrease reflects
the inclusion of Becker, at essentially a break-even.

Interest expense for the three months ended December 31, 1995, increased to $7.5 million from $6.2 million reported in the comparable period in the prior year due to higher average borrowings. For the six months ended December 31, 1995, interest expense was $14.5 million, up from $11.9 million for the six months ended December 31, 1994.
Average borrowings outstanding were $366.8 million for the second quarter of fiscal 1996 and $343.1 million for the first half, up from $263.4 million and $252.5 million, respectively, for the same periods in the prior year. Higher average borrowings in fiscal 1996 result from the Becker and Madrigal acquisitions and the financing of increased working capital requirements.

The impact of the increase in average borrowings on interest expense was partially offset by a substantial reduction in the average interest rate on borrowings. The average interest rate on borrowings was 8.2 percent for the second quarter and 8.4 percent for the six months ended
December 31, 1995, down from 9.4 percent for both the second quarter and the six months ended December 31, 1994. The decrease in average interest rates results from generally lower market interest rates worldwide and the refinancing of unsecured lines of credit with a committed revolving credit facility agreement which was completed
September 30, 1994. Interest expense as a percentage of sales was 2.2 percent for the first half of fiscal 1996, down from 2.3 percent for the comparable period in the previous year.

Income before income taxes, minority interest and extraordinary items for the second quarter of fiscal 1996 was $22.3 million, up from $18.6 million in the previous year. For the six months ended December 31, 1995, income before income taxes, minority interest and extraordinary items increased to $31.4 million, compared with $25.7 million in the prior year period.

The effective tax rate for the second quarter of fiscal 1996 was 30.6 percent compared with 34.2 percent in the same period a year ago. The effective tax rate for the first half of fiscal 1996 was 31.7 percent compared with 35.7 percent in the prior year. The decrease in the effective tax rate for the quarter and the first half results from the restructuring of certain foreign subsidiaries to take advantage of prior years' tax losses. The Company calculates its effective tax rate based upon its best estimate of annual results.

Net income for the three months ended December 31, 1995, was $15.5 million, or $0.95 per share, compared with $11.9 million, or $0.75 per share, in the previous year. Net income for the first half of fiscal 1996 was $21.4 million, or $1.31 per share, compared with $16.1 million, or $1.02 per share, in the previous year. Prior year earnings per share data has been restated to give effect to the special 5 percent stock dividend declared and paid in August 1995.


FINANCIAL CONDITION
---------------------------------

Net working capital at December 31, 1995, was $341.4 million, compared with $257.6 million at June 30, 1995. Working capital increased to support higher sales volume than in the prior year and to reflect the acquisition of Madrigal. Additionally, finished goods inventories increased due to weaker than anticipated second quarter sales in the United States.

Borrowings under the revolving credit facility at December 31, 1995, were $187.3 million, comprised of swing line borrowings of $4.2 million, which are included in notes payable, and competitive advance borrowings and revolving credit borrowings of $183.1 million.
Borrowings under the revolving credit facility at June 30, 1995, were $115.9 million, comprised of swing line borrowings of $9.7 million and competitive advance borrowings and revolving credit borrowings of $106.2 million. Increased borrowings reflect the financing of capital expenditures, additional working capital requirements and the Madrigal acquisition. In the second quarter of fiscal 1996, the revolving credit facility was increased from $220 million to $275 million, and the maturity was extended one year to September 30, 2000.

Accrued liabilities decreased $13.8 million, from $164.1 million to $150.3 million, primarily due to the funding of previously announced restructuring programs to enhance the productivity of recent acquisitions.

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

	(a) The date of the annual meeting of stockholders was November 14, 1995.

	(b) Mr. Bernard A. Girod was re-elected as a director of the Company with 14,189,904 affirmative votes and 51,600 votes withholding authority. Mr. Girod will serve a three-year term expiring at the 1998 Annual Meeting of Stockholders.

	      Ms. Ann McLaughlin was elected as a director of the Company with 14,236,113 affirmative votes and 5,391 votes withholding authority. Ms. McLaughlin will serve a three-year term expiring at the 1998 Annual Meeting of Stockholders.

	(c) The proposal to amend the 1992 Incentive Plan was approved with 12,791,781 affirmative votes, 1,429,716 negative votes and 20,007 votes withholding authority.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
AND SUBSIDIARIES

PART II - OTHER INFORMATION  (Continued)

Item 5.	Other Information

	Except for historical information contained herein, the matters discussed are forward-looking statements which involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements, including, but not limited to the effect of economic conditions, product demand, competitive products and other risks detailed in the Company's other Securities and Exchange Commission filings.

Item 6.	Exhibits and Reports on Form 8-K

	(a)  Exhibits required by Item 601 of Regulation S-K

	       None.

	(b)  Reports on Form 8-K

	       None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
	      (Registrant)



DATE:  February 13, 1995		BY:	  /s/ Sidney Harman
						-------------------------------
						Sidney Harman
						Chairman and Chief
						Executive Officer


DATE:  February 13, 1995		BY:	  /s/ F. Gordon Bitter
						-------------------------------
						F. Gordon Bitter
						Chief Financial Officer





















12