Form 10-Q
period 1996-03-31
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 1996-04-30
CIK 800459

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:  MARCH 31, 1996

Commission File Number:  1-9764

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
- ------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

          DELAWARE     		                  11-2534306
- ----------------------------------		--------------------------------------
(State or other jurisdiction	          (I.R.S. Employer Identification No.)
of incorporation or organization)

1101 PENNSYLVANIA AVENUE, NW  WASHINGTON, D.C. 20004
- ------------------------------------------------------------------------------
	(Address of principal executive offices)	        (Zip code)

(202) 393-1101
- ------------------------------------------------------------
(Registrant's telephone number, including area code)

NOT APPLICABLE
- -------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

16,270,953 shares of Common Stock, $.01 par value, at April 30, 1996.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
AND SUBSIDIARIES

INDEX


PART I.  FINANCIAL INFORMATION			PAGE NO.

Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets - March 31,
	1996 and June 30, 1995					 3

   Condensed Consolidated Statements of Operations -
	Nine months ended March 31, 1996 and 1995		 4

   Condensed Consolidated Statements of Cash Flows -
	Nine months ended March 31, 1996 and 1995		 5

   Notes to Condensed Consolidated Financial Statements		 6

Item 2.  Management's Discussion and Analysis of the Results
	 of Operations and Financial Condition			7-10


PART II.  OTHER INFORMATION				            11


SIGNATURES							12


EXHIBIT 10.56							13

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 1996 AND JUNE 30, 1995
(000s omitted except per share amounts)

						(Unaudited)	 (Audited)
						  03/31/96	  06/30/95
ASSETS						---------------	---------------
Current Assets:
    Cash and short-term investments			$      9,876	$     11,252
    Receivables (less allowance for doubtful
	accounts:  $13,061 at March 31, 1996,
	and $12,313 at June 30, 1995)		    269,865	     264,898
    Inventories
	Finished goods and inventory
	    purchased for resale			    196,983	     146,132
	Work in process				      25,786	       28,412
	Raw materials and supplies			      79,788	       61,988
						---------------	---------------
		Total inventories			    302,557	     236,532
    Other current assets				      51,390	       39,973
						---------------	---------------
		Total current assets			    633,688	     552,655

Property, plant and equipment, net			    198,051	     189,823
Other assets					      16,822	       21,890
Excess of cost over fair value of assets acquired, net	    136,946	     122,504
						---------------	---------------
		Total assets			$  985,507	$   886,872
						=========	=========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable					$    21,831	$     27,208
    Current portion of long-term debt			      12,932	       13,006
    Accounts payable				    103,567	       90,755
    Accrued liabilities				    150,995	     164,122
						---------------	---------------
		Total current liabilities		    289,325	     295,091

    Other non-current liabilities			      26,238	       31,199
    Borrowings under Revolving Credit Facility		    205,858	     106,244
    Senior long-term debt				      38,416	       50,277
    Subordinated long-term debt			    109,800	     109,500
    Deferred income					           259	         1,082
    Minority interest					        3,896	         3,989
Shareholders' Equity:
    Common stock, $0.01 par value			           160	            152
    Additional paid-in capital				    182,950	     156,257
    Equity adjustment from foreign
	currency translation			       (2,621)	         6,157
    Retained earnings				    131,226	     126,924
						---------------	---------------
		Net shareholders' equity		    311,715	     289,490
						---------------	---------------
		Total liabilities and
		shareholders' equity		$  985,507	$   886,872
						=========	=========
See accompanying Notes to Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1996 AND 1995
(000s omitted except per share amounts)
(UNAUDITED)

			      Three Months Ended		   Nine Months Ended
			               March 31,			          March 31,
			      1996		1995		1996	           1995
			---------------        ---------------          ---------------        ---------------

Net sales			$   339,339          $   310,493	          $   988,482          $   827,818

Cost of sales		     235,909               216,598                687,651                567,220
			---------------        ---------------          ---------------        ---------------
      Gross profit		     103,430                 93,895                300,831                260,598

Selling, general and
      administrative expenses	       75,712                 70,839                226,414                198,567
			---------------        ---------------          ---------------        ---------------
      Operating income	       27,718                 23,056                  74,417                  62,031

Other expenses:
      Interest expense	         7,207                   7,155                  21,682                  19,064
      Miscellaneous, net	            258                      217                    1,123                    1,628
			---------------        ---------------          ---------------        ---------------
      Income before income
         taxes, minority interest
         and extraordinary items	       20,253                 15,684                  51,612                  41,339

Income tax expense		         6,384                   4,300                  16,332                  13,466
Minority interest		            (18)                       12                         27                       133
			---------------        ---------------          ---------------        ---------------
      Income before
         extraordinary items	       13,887                 11,372                  35,253                  27,740

Extraordinary items,
   net of income taxes	              --	          --		       --                        (274)
			---------------        ---------------          ---------------        ---------------
      Net income		$     13,887           $    11,372            $    35,253           $     27,466
			=========        =========         =========        =========

Earnings per share of
   common stock before
   extraordinary items	$         0.86           $        0.72            $        2.17           $        1.76
			=========        =========         =========        =========

Earnings per common share	$         0.86           $        0.72            $        2.17           $        1.74
			=========        =========         =========        =========

Weighted average number
   of common shares
   outstanding		       16,242                 15,888                  16,177                  15,858
			=========        =========         =========        =========

</TABLE

See accompanying Notes to Condensed Consolidated Financial Statements.


HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 1996 AND 1995
($000s omitted)       (UNAUDITED)

       					      1996		      1995
						---------------	---------------
Cash flows from operating activities:
    Net income					$    35,253	$     27,466
Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
    Depreciation					      35,110	       33,610
    Amortization of intangible assets			        4,567	         1,905
    Amortization of deferred income			          (969)	           (971)
Changes in assets and liabilities, net of effects
        from purchase of companies:
(Increase) decrease in:
    Receivables					       (2,799)	      (14,387)
    Inventories					     (62,152)	       11,492
    Other current assets				       (6,659)	      (21,181)
Increase (decrease) in:
    Accounts payable				      11,962	      (46,012)
    Accrued liabilities				     (28,871)	         9,432
						---------------	---------------
Total adjustments					     (49,811)	      (26,112)
						---------------	---------------
Net cash provided by (used in) operating activities	$   (14,558)	$       1,354
						---------------	---------------
Cash flow from investing activities:
    Payment for purchase of companies, net of
        cash acquired					$   (18,650)	$      (9,556)
    Proceeds from asset dispositions			        7,013                             --
    Capital expenditures for property, plant and equipment	     (53,175)	      (34,632)
    Other items, net					        5,104	        (4,783)
						---------------	---------------
Net cash used in investing activities			$   (59,708)	$    (48,971)
						---------------	---------------
Cash flow from financing activities:
    Net repayments of lines of credit			$     (5,472)	$    (82,762)
    Net proceeds from long-term debt			      87,960	     129,772
    Dividends paid to stockholders			       (2,396)	        (1,813)
    Proceeds from exercise of stock options		        1,576	         1,043
    Net change, foreign currency translation		       (8,778)	         7,495
						---------------	---------------
Net cash provided by financing activities		$    72,890	$     53,735
						---------------	---------------
Net increase (decrease) in cash and short-term
        investments					       (1,376)	         6,118
Cash and short-term investments at beginning of period	      11,252	         9,724
						---------------	---------------
Cash and short-term investments at end of period		$      9,876	$     15,842
						=========	=========
Supplemental disclosures of cash flow information:
    Interest paid					$    20,361	$     18,648
    Income taxes paid				$    13,401	$     13,153
Supplemental schedule of non-cash investing activities:
    Fair value of assets acquired			$    14,650	$   151,384
    Cash paid for the capital stock			      11,757	       10,715
						---------------	---------------
	Liabilities assumed				$      2,893	$   140,669
						---------------	---------------
See accompanying Notes to Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

The Company's Condensed Consolidated Financial Statements for the three months and nine months ended March 31, 1996 and 1995, have not been audited by the Company's independent auditors; however, in the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company and subsidiaries as of March 31, 1996 and the results of their operations and their cash flows for the periods presented.

The results of operations for the nine months ended March 31, 1996, are not necessarily indicative of the results to be expected for the full year.

NOTE B - ACQUISITIONS

On August 30, 1995, Harman International Industries, Incorporated, exercised its option to purchase the remaining 80% of the issued and outstanding shares of Madrigal Audio Laboratories, Inc. ("Madrigal"), increasing its ownership to 100%. Harman paid approximately $9.8 million for the remaining shares and related acquisition costs. Harman funded its acquisition of Madrigal utilizing its revolving credit facility. The results of operations include nine months for Madrigal as the acquisition was made effective July 1, 1995.

In March 1996, the Company settled its remaining consideration due for the acquisition of Becker GmbH ("Becker"). The settlement resulted in total consideration paid of 20.7 million Deutschmarks (approximately $14.2 million) and 220,000 shares of Harman common stock.

NOTE C - STOCK DIVIDEND

In August 1995, the Company declared a special 5 percent stock dividend to stockholders of record on August 11, 1995, payable on August 25, 1995. Outstanding shares and earnings per share have been retroactively restated to give effect to the stock dividend. In accordance with ARB 43, the stock dividend was accounted for by transferring from retained earnings to the common stock and additional paid-in capital accounts an amount equal to the fair value of the additional shares.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
		RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
- ------------------------------------
COMPARISON OF THE THREE MONTH AND NINE MONTH PERIODS ENDED
MARCH 31, 1996 AND 1995

Net sales for the quarter ended March 31, 1996, totaled $339.3 million, a 9 percent increase over the comparable period in the prior year. Excluding Becker, sales increased 17%. Becker sales in the quarter were lower than the comparable period in the prior year due to the phase-out of a group of activities which were irrelevant to our business, such as sewing machine circuit boards and air bag sensors.

For the first nine months of the year, sales of $988.5 million were 19% above the prior year and 12% higher excluding the sales contribution of Becker from both years (Becker sales were reported for the first time in our third quarter last year).

The Consumer Group reported higher sales for the third quarter and the nine months. Harman Kardon sales virtually doubled as the unit gained market share in North America and Europe. Infinity reported vigorous sales growth, especially in Germany. The addition of the Mark Levinson and Proceed lines through the September 1995 acquisition of Madrigal Audio Laboratories contributed to the growth.

The Professional Group contributed higher sales for the third quarter and the nine months, with virtually all operations reporting increased sales. JBL Professional sales were enhanced by the international success of its EON line of compact, portable sound reinforcement systems. Studer sales were lower due to several large contracts completed in the prior year.

The OEM Group produced higher sales for the third quarter and the nine months. Shipments of high fidelity systems for the Chrysler Minivan, Ford Explorer, Jeep Grand Cherokee and Chrysler T-300 pickup truck were excellent. Becker reported lower sales in the quarter due to the phase-out of the non-core businesses referred to above.

The gross profit margin for the quarter ended March 31, 1996, was 30.5 percent ($103.4 million) compared to 30.2 percent ($93.9 million) in the prior year. The increase in the gross profit margin rate for the quarter reflects increased operating leverage at the automotive OEM factories in North America and the United Kingdom and improved performance by Harman Kardon. The gross profit margin for the first nine months of fiscal 1996 was 30.4 percent ($300.8 million) compared to 31.5 percent ($260.6 million) in the previous year. The decrease in the gross margin percentage in the nine months primarily reflects the inclusion of Becker, which was acquired in the third quarter last year.

Operating income as a percentage of sales was 8.2 percent ($27.7 million) for the third quarter ended March 31, 1996, up from 7.4 percent ($23.1 million) for the same period in the prior year. The increase results from improved gross margin as discussed above and lower selling, general and administrative expenses as a percentage of sales. For the first nine months, operating income as a percentage of sales was
7.5 percent, equivalent to the prior year.

Interest expense for the three months ended March 31, 1996, of $7.2 million was equal to the third quarter of the prior year. For the nine months ended March 31, 1996, interest expense was $21.7 million, up from $19.1 million for the nine months ended March 31, 1995. Average borrowings outstanding were $379.7 million for the third quarter of fiscal 1996 and $354.6 million for the nine months, up from $287.3 million and $266.2 million, respectively, for the same periods in the prior year. Higher average borrowings in fiscal 1996 result from the Becker and Madrigal acquisitions and the financing of increased working capital requirements.

The impact of the increase in average borrowings on interest expense was offset by a substantial reduction in the average interest rate on borrowings. The average interest rate on borrowings was 7.6 percent for the third quarter and 8.2 percent for the nine months ended March 31, 1996, down from 10.0 percent for the third quarter and 9.6 percent for the nine months ended March 31, 1995. The decrease in average interest rates results from generally lower market interest rates worldwide and the refinancing of unsecured lines of credit with a committed revolving credit facility agreement in September 1994. Interest expense as a percentage of sales was 2.2 percent for the first nine months of fiscal 1996, down from 2.3 percent for the comparable period in the previous year.

Income before income taxes, minority interest and extraordinary items for the third quarter of fiscal 1996 was $20.3 million, up from $15.7 million in the previous year. For the nine months ended March 31, 1996, income before income taxes, minority interest and extraordinary items increased to $51.6 million, compared with $41.3 million in the prior year period.

The effective tax rate for the third quarter of fiscal 1996 was 31.5 percent compared with 27.4 percent in the same period a year ago. The effective tax rate for the first nine months of fiscal 1996 was 31.6 percent compared with 32.6 percent in the prior year. The effective tax rates are below United States statutory rates due to the restructuring of certain foreign subsidiaries to take advantage of prior years' tax losses. The Company calculates its effective tax rate based upon its current estimate of annual results.

Net income for the three months ended March 31, 1996, was $13.9 million, or $0.86 per share, compared with $11.4 million, or $0.72 per share, in the previous year. Net income for the first nine months of fiscal 1996 was $35.3 million, or $2.17 per share, compared with $27.5 million, or $1.74 per share, in the previous year. Prior year earnings per share data has been restated to give effect to the special 5 percent stock dividend declared and issued in August 1995.


FINANCIAL CONDITION
- ---------------------------------

Net working capital at March 31, 1996, was $344.4 million, compared with $257.6 million at June 30, 1995. Working capital increased primarily due to the increase in inventories from $236.5 million at June 30, 1995, to $302.6 million at March 31, 1996. Higher inventory levels reflect the support of increased sales volumes, requirements for new product launches in the fourth quarter and the acquisition of Madrigal.

Borrowings under the revolving credit facility at March 31, 1996, were $212.6 million, comprised of swing line borrowings of $6.7 million, which are included in notes payable, and competitive advance borrowings and revolving credit borrowings of $205.9 million.
Borrowings under the revolving credit facility at June 30, 1995, were $115.9 million, comprised of swing line borrowings of $9.7 million and competitive advance borrowings and revolving credit borrowings of $106.2 million. Increased borrowings reflect the financing of capital expenditures, additional working capital requirements, the Madrigal acquisition, and final payments for the Becker acquisition. In the second quarter of fiscal 1996, the revolving credit facility was amended and increased from $220 million to $275 million, and the maturity was extended one year to September 30, 2000.

Accrued liabilities decreased $13.1 million, from $164.1 million to $151.0 million, primarily due to the funding of previously announced restructuring programs to enhance the productivity of recent acquisitions.

Excess of cost over fair value of assets acquired increased $14.4 million, from $122.5 million to $136.9 million, reflecting final acquisition accounting adjustments for Becker and the acquisition of Madrigal.






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

Item 2.	Changes in Securities

	None.

Item 3.	Defaults Upon Senior Securities

	None.

Item 4.	Submission of Matters to a Vote of Security Holders

	None.

Item 5.	Other Information

	None.

Item 6.	Exhibits and Reports on Form 8-K

	(a)  Exhibits required by Item 601 of Regulation S-K

	       The following exhibits are filed as part of this report.

	Exhibit No.			   Description
	--------------	------------------------------------------------------------
	    10.56	  Amendment and Settlement Agreement, dated
			  as of March 20, 1996, to the Share Purchase
			  Agreement dated February 16, 1995, between
			  Harman International Industries, Incorporated,
			  Roland Becker, and Becker Holding S.A.

	(b)  Reports on Form 8-K

	       None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
	      (Registrant)



DATE:  April 30, 1996		BY:	  /s/ Sidney Harman
						-------------------------------
						Sidney Harman
						Chairman and Chief
						Executive Officer


DATE:  April 30, 1996		BY:	  /s/ Bernard A. Girod
						-------------------------------
						Bernard A. Girod
						President, Chief Operating
						Officer, Chief Financial
						Officer and Secretary



















12