Form 10-K
period 1996-06-30
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 1996-09-13
CIK 800459

Securities and Exchange Commission
Washington, D.C.  20549
Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended June 30, 1996

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

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of August 31, 1996, was $785,574,153.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 18,636,983 shares of Common Stock, par value $.01 per share, as of August 31, 1996.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended June 30, 1996, are incorporated by reference in Part I,
Item 1, and Part II, Items 5, 7 and 8.

     Portions of the Registrant's definitive Proxy Statement relating to the 1996 Annual Meeting of Stockholders are incorporated by reference in
Part III, Items 10 (as related to Directors), 11, 12, and 13.

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X

                                                                 Page 1 of 91

                   THIS PAGE LEFT BLANK INTENTIONALLY

TABLE OF CONTENTS

PART I
                                                                          Page

Item 1.    Business............................................      5
Item 2.    Properties..........................................    27
Item 3.    Legal Proceedings.............................   28
Item 4.    Submission of Matters to a Vote of
               Security Holders................................   28
               Executive Officers of the Registrant..  29

PART II
Item 5.    Market for the Registrant's Common
               Equity and Related Stockholder
               Matters..............................................    31
Item 6.    Selected Financial Data....................   32
Item 7.    Management's Discussion and
               Analysis of Financial Condition and
               Results of Operations.........................  32
Item 8.    Consolidated Financial Statements
               and Supplementary Data....................  32
Item 9.    Disagreements on Accounting and
                Financial Disclosure..........................  33

PART III
Item 10.   Directors and Executive Officers of
                 the Registrant....................................  33
Item 11.   Executive Compensation..................  33
Item 12.   Security Ownership of Certain
                 Beneficial Owners and Management.33
Item 13.   Certain Relationships and Related
                 Transactions...................................... 33

PART IV
Item 14.   Exhibits, Financial Statement
                Schedules and Reports on Form 8-K.33
                List of Financial Statements and
                Financial Statement Schedules.........  37
                Independent Auditors' Report..........  39
                Index to Exhibits..............................  41

		THIS PAGE LEFT BLANK INTENTIONALLY

PART I


ITEM 1.	BUSINESS


General Business

     Harman International Industries, Incorporated (together with its subsidiaries, "Harman" or the "Company"), a Delaware corporation formed in 1980, is a worldwide leader in the design, manufacture and marketing of high-quality, high-fidelity audio products targeted primarily at the consumer, professional and original equipment manufacturer
("OEM") markets. For almost 50 years, the Company and its predecessors have been leaders and innovators in creating loudspeaker and electronic products that deliver superior sound. The Company believes that its JBL, Infinity and Harman Kardon brand names are well-known worldwide for premium quality and performance. In order to expand and capitalize upon this reputation, Harman has invested significant management and capital resources over the years in developing an international design, engineering, manufacturing and marketing capability that enables it to respond effectively to customer needs, assure product quality and increase manufacturing efficiency.

     In the last three years, the Company's operations have been repositioned to provide better customer focus and improved efficiency.
The Company's operations are now centered around three primary
Groups:  the Consumer Group, the Professional Group and the OEM
Group. During this same three-year period, the Company completed a number of strategic acquisitions to improve its competitive position in terms of market, product and technology. These acquisitions include:
AKG Akustiche und Kino-Gerate Gesselschaft m.b.H. ("AKG"), a manufacturer of microphones based in Austria; Studer Revox AG
("Studer"), a manufacturer of broadcast and recording systems based in Switzerland; Becker GmbH ("Becker"), a high technology manufacturer of automotive head units (radio/cassette deck/CD player) based in Germany; and Madrigal Audio Laboratories, Inc. ("Madrigal"), the manufacturer of the prestigious Mark Levinson and Proceed brands of consumer electronics products, based in Connecticut. Through these acquisitions, the Company believes it has positioned each Group to offer a more complete line of products, thereby enabling the Company to compete more effectively in its markets.

     Consumer Group

     The Company designs, manufactures and markets loudspeakers under the JBL and Infinity brand names for the consumer market. The
Company also designs, manufactures and markets a broad range of consumer electronics products. During fiscal 1996, the Company's principal consumer electronics division, Harman Kardon, Incorporated ("Harman Kardon"), achieved record sales. The Company's principal loudspeaker divisions, JBL Incorporated ("JBL") and Infinity Systems,
Inc. ("Infinity"), also achieved record sales in fiscal 1996. The Company continues to capitalize on these strong brand names by targeting growing markets, such as home theater, and by developing new and innovative products. The Company continually seeks to improve its market position in its core loudspeaker business by introducing new products that offer greater efficiency and reduced size.

     Professional Group

     The Company is a leading manufacturer and marketer of professional audio electronics equipment, including loudspeakers, amplifiers, mixing consoles, signal processing equipment, microphones and broadcast and recording products. Such products are marketed worldwide under various trade names, including: JBL, Soundcraft, Allen & Heath, DOD, Lexicon, AKG, dbx, BSS, Turbosound, Orban, Spirit and Studer.

     The acquisitions of AKG in September 1993 and Studer in March
1994 enable the Professional Group to supply a complete range of professional audio products and turnkey systems to the principal segments of the industry, including broadcast and recording, sound reinforcement, and musical instrument support. The Professional Group is developing digital systems that are integrated by means of a proprietary digital architecture that permits all of the components to communicate and allows for a single point of control. The ability to integrate all of the audio components in the system also provides the opportunity for better performance and lower costs.

     OEM Group

     Automotive Audio Systems. Harman is one of the world's largest manufacturers of premium branded automotive OEM audio systems.
During the past few years, the Company has invested heavily to streamline its manufacturing operations and establish relationships with new customers. During fiscal 1995 and fiscal 1996, the Company's OEM Group recorded significant sales increases due to an increase in the number of automobile models offering the Company's audio systems and higher penetration levels within existing models. The Company's largest automotive OEM customer, Chrysler, offers Infinity branded audio systems as options in thirteen different models. Harman Kardon branded systems are offered in models from BMW, Saab, Jaguar and Range
Rover.  Becker supplies head units to Mercedes, BMW and Porsche.
Other customers include Mitsubishi, Rover and Toyota.

     The Company believes significant growth opportunities continue to exist in the automotive OEM market through higher penetration levels within existing models, increases in the number of models offering the Company's audio systems and the addition of new automotive OEM customers. Furthermore, the acquisition of Becker enables the OEM
Group to offer completely integrated audio systems that include the head unit, amplifiers, loudspeakers and associated electronics. The Company believes this integrated audio system provides a platform for further expansion into associated automotive electronic products such as communications, security and navigation.

     The Company has discontinued Ford's exclusive automotive OEM use of the JBL brand name and made it available to Toyota, Peugeot and others from whom commitments have been received beginning in model year 1998. The JBL program for the Ford Explorer will conclude with model year 1997 and for the Lincoln line with model year 1998. The Company believes that these developments will generate increased sales of JBL branded systems to a larger number of automotive manufacturers.

     Audio for Computers. During fiscal 1996, the Company began to design and manufacture branded audio systems and loudspeakers for manufacturers of personal computers. The Company intends to develop its computer OEM audio systems business based on the model of its established automotive OEM audio systems business. Through an alliance with Compaq Computer Corporation, the Company began production of audio systems that will be incorporated as standard equipment in Compaq's new Presario line of personal computers. Shipments to Compaq began in June 1996. The Harman designed and manufactured systems are badged "JBL-Professional."

     A complete Harman Kardon surround system was designed for Gateway 2000 during 1996. The surround system is offered by Gateway as an option on its Destination product line. The Destination product is a new generation of "TV Computers" that combines familiar personal computer functions with traditional home high fidelity and television reception functions. The software incorporated in Destination, which facilitates reception of detailed television program information, has been developed by the Company's Smart TV Group and is branded Harman
Smart TV. The Company is in discussions with a number of additional computer makers to whom it hopes to market Harman Smart TV and OEM audio and loudspeaker systems.


     HISTORICAL DEVELOPMENT

     Since its formation in 1980, the Company has developed internally and through acquisitions the capacity to design, manufacture and market its products to compete worldwide in the most significant areas of the high-quality, high-fidelity audio markets. While the Company has existed in its current form since only 1980, its significant subsidiaries have been in business as many as fifty years previous, some as part of the same enterprise and under their current management.

     In 1953, Dr. Sidney Harman, Chairman and Chief Executive Officer of the Company, co-founded Harman Kardon to design, manufacture and market high-fidelity consumer electronic audio components. Harman
Kardon was the first domestic manufacturer to produce and market a high-fidelity receiver (a combination of tuner, preamplifier and power amplifier in one chassis). In 1962, Harman Kardon was acquired by a predecessor of the Company (the "Predecessor"). The Predecessor expanded its participation in the high-fidelity field in 1969 by acquiring James B. Lansing Sound (JBL), a top U.S. manufacturer of high-quality loudspeakers. Founded in 1946, JBL was a driving force in the introduction of professional loudspeakers developed for the movie industry. (Amplifiers of the 1940's had limited power, therefore, transducers had to be efficient and loud for the audience to hear the movie, thus the term loudspeaker.) JBL later extended its product offerings to include loudspeakers for the home in response to demand from consumers who recognized and appreciated the professional quality sound of JBL's movie theater loudspeakers.

     The Predecessor also formed international subsidiaries to market and distribute its audio products in Europe and Japan, where JBL and Harman Kardon were, and continue to be, top brand names.

     In August 1977, the Predecessor was acquired by Beatrice Foods Co. (now Beatrice Companies, Inc. ("Beatrice")), when Dr. Harman became the Under Secretary of Commerce of the United States. In January 1980, at the conclusion of his service as Under Secretary of Commerce, Dr. Harman organized the Company to re-acquire from Beatrice the JBL loudspeaker business and the international distributing companies, which together represented approximately 60% of the Predecessor's business. Harman Kardon and other parts of the business had been sold by Beatrice in the intervening years.

     Since 1980, the Company has grown steadily by internal expansion and a series of strategic acquisitions. Harman's growth has been fueled by a focus on three areas of the audio industry: (1) consumer audio, broadening its range of product offerings from the traditional base of loudspeakers and electronic components to include wireless loudspeakers, surround sound processors and home theater products and broadening its customer base to include large retailers such as Circuit City in the U.S. and MediaMarkt in Germany; (2) professional audio, providing a complete range of audio products offered to the sound reinforcement, broadcast and recording, and music instrument markets; and (3) OEM audio, offering branded audio systems for installation as original equipment in automobiles and broadening its base of automotive customers to include Chrysler, Mercedes, Ford, Jeep, BMW, Mitsubishi, Toyota, Porsche, Saab, Range Rover and Jaguar, as well as developing the OEM audio for computers market, including current customers Compaq and Gateway 2000.

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

     The Company has made a number of small acquisitions of consumer loudspeaker and electronics companies to expand its consumer electronics portfolio and to add product expertise to meet strategic requirements. Among these, the Company expanded its electronic audio components business and entered the home theater market through its acquisition of Fosgate, Inc. in January 1991. The Company's consumer electronics presence was expanded further through the fiscal 1994 acquisition of AudioAccess, a manufacturer of home audio/video system control devices and the fiscal 1996 acquisition of Madrigal, manufacturer of the renowned Mark Levinson and Proceed lines of high end electronics.

      The JBL professional loudspeaker business provided the foundation for the development of the Company's professional audio business, which has been realized through a series of strategic acquisitions. In 1983, the Company acquired the UREI professional amplifier business to expand its presence in the professional audio electronics arena. In April 1988, the Company acquired Soundcraft, a U.K. manufacturer of professional mixing boards, as a logical progression of the exclusive U.S. distribution of Soundcraft products by JBL Professional. In March 1990, the
Company acquired DOD Electronics to bring the Professional Group into the musical instrument and digital signal processing markets. In
September 1991, the Company acquired Allen & Heath Brennell,
Limited, a U.K. producer of professional mixing boards. In April 1993, Harman acquired Lexicon, a U.S. manufacturer of professional digital audio signal processing equipment and disk-based audio production systems, adding to the Company's digital audio product offerings.

     Austrian microphone and headphone manufacturer AKG was acquired in September 1993, providing the Company the ability to offer complete system solutions for the sound reinforcement market. Other brands added to the Harman portfolio through the AKG acquisition include:
Turbosound professional loudspeakers; BSS professional amplifiers, loudspeaker management systems and signal processing devices; and Orban broadcast electronics. In March 1994, the Company acquired Studer, a Swiss manufacturer of professional recording and broadcast equipment, expanding the Company's presence in these key segments of the professional audio market. As a result of the acquisition and development of these professional audio companies and the renowned brand names which they offer, management believes that Harman is now a world leader in the professional audio market.

     In June 1981, the Company entered the automotive OEM market for loudspeakers through the acquisition of the Essex Loudspeaker Division of United Technologies, which was renamed Harman Motive, U.S. The
Company strengthened its position in the European automotive OEM loudspeaker market through the acquisition of Harman Motive, Ltd., formerly ELAC, a U.K. automotive OEM loudspeaker manufacturer, in December 1989. The Company has derived value from its strategic entry into the automotive OEM market by optimizing engineering, design and manufacturing processes and by leveraging the market strength of its brand names, such as Infinity, JBL and Harman Kardon. In February
1995, the company expanded its automotive OEM market position with the acquisition of Becker GmbH, a German manufacturer of radios and other electronics for the automotive OEM market and the automotive aftermarket. Becker is a principal automotive audio head unit supplier to Mercedes Benz. The addition of Becker enables the OEM Group to offer completely integrated audio systems that include the head unit, amplifiers, loudspeakers and associated electronics.

     The Company has developed its computer OEM business through the use of internal resources such as its multimedia software capabilities, its automotive OEM marketing and management talent and its established brand names - JBL, Harman Kardon and Infinity.

     The manufacturing capabilities of the Company include North
American and European operations. Primary manufacturing sites are located in California, Denmark, France and the United Kingdom.

     The Company maintains marketing offices in Hong Kong, Denmark, Japan, Singapore and Brazil to support and protect the Harman brand names worldwide. These organizations maintain close contact with their markets, interpret user needs and facilitate product discussion between distributors and the Professional and Consumer Group companies.


     ORGANIZATION

     The Company is organized in three core groups - Consumer, Professional and OEM - with each group incorporating all related manufacturing, marketing and distribution operations. The Consumer Group contributed approximately 34% of fiscal 1996 total net sales, the Professional Group accounted for approximately 34% of net sales, and the OEM Group generated approximately 32% of net sales.

Financial Information about Geographic Segments

     Financial information about geographic segments required to be included hereunder is incorporated by reference to Note 9 of Notes to Consolidated Financial Statements contained in the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1996.

     Description of Business

     The Company's business is conducted through its wholly owned subsidiaries which include:

                    Name                                                    Principal products
- ---------------------------------------                  ------------------------------------------
AKG Akustiche u. Kino-Gerate
    Gessellschaft m.b.H.                                 Professional electronics

Audax Industries, SNC                                 Consumer home, automotive and
                                                                         professional loudspeakers;
                                                                         OEM loudspeakers

Becker GmbH                                               Automotive OEM and automotive
                                                                         aftermarket electronics

Harman Music Group, Incorporated            Professional electronics

Harman Belgium NV                                   Consumer home, automotive and
                                                                         professional audio products

Harman Consumer Europe A/S                    Consumer home and automotive
                                                                         electronics

Harman Deutschland GmbH                        Consumer home, automotive and
                                                                         professional audio products

Harman France, S.N.C.                                Consumer home, automotive and
                                                                         professional audio products

Harman International Industries,                  Consumer home and automotive,
    Limited                                                         automotive OEM loudspeakers
                                                                          and electronics and professional
                                                                          audio products

Harman International Japan                          Consumer home, automotive,
   Co., Limited                                                   and professional audio
                                                                          products

Harman-Kardon, Incorporated                      Consumer home and automotive
                                                                          electronics

Harman-Motive, Inc.                                    OEM loudspeakers
                                                                          and electronics

Infinity Systems, Inc.                                   Consumer home and automotive
                                                                          loudspeakers and electronics
                                                                            12

                    Name                                                    Principal products
- ---------------------------------------                  ------------------------------------------
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

Madrigal Audio Laboratories, Inc.               Consumer electronics

Studer Professional Audio AG                        Professional electronics

     Markets for Products

     Based on the Company's experience in, and knowledge of, the industry, the Company believes that the consumer, professional and OEM markets, both domestic and international, have experienced significant growth in recent years. The growth of digital audio technology has changed the way music is recorded and reproduced and has led to the development of a new generation of consumer and professional audio products, including software-driven audio systems with integrated digital architecture that permits communication among all components.

     Market growth in consumer audio is particularly strong in home theater and multimedia. The advent of the digital video disc (DVD) will provide additional growth opportunities in the consumer market. The Company is meeting consumer demand with products carrying its respected and well-known brand names JBL, Infinity, Harman Kardon, Mark Levinson, Proceed and Citation.

     The Company is well-positioned to meet the digital requirements of the professional market with the expertise of its professional companies, particularly JBL, Soundcraft, Studer, Lexicon, Harman Music Group and AKG.

     Harman is a leader in the design and production of premium, branded high-fidelity systems for automobile manufacturers. The Company believes significant growth opportunities exist within the automotive audio market to increase sales by increasing product penetration in OEM models currently supplied, expanding the number of automobile models offering its systems and adding new OEM customers. The Becker acquisition complements the Company's JBL, Infinity and Harman
Kardon automotive audio programs and enables the Company to offer fully-integrated audio systems to the automobile manufacturers.

     The Company has broadened its OEM business to include personal computers by developing branded audio systems for Compaq, Gateway and other manufacturers of personal computers. The Company believes that the number of personal computers equipped with multimedia capabilities will continue to increase at a high rate on a worldwide basis, and that the Company is well-positioned to capitalize on this emerging market segment with its JBL, Infinity and Harman Kardon brand names.


     Products

     The Company designs, engineers, manufactures and markets worldwide a broad range of high-quality, high-fidelity audio loudspeakers and electronics for the consumer (home and automotive aftermarket), professional (sound reinforcement, broadcast and recording, and musical instrument support), and OEM (automotive and computer) markets. The Company also distributes a small amount of complementary audio products manufactured by other companies. The Consumer Group accounted for approximately 34% of the Company's fiscal 1996 sales, of which 80% was attributable to home loudspeaker and automotive aftermarket systems and 20% was from home electronic components.
The Professional Group contributed approximately 34% of fiscal 1996 sales The OEM Group generated approximately 32% of fiscal 1996 sales.

     CONSUMER PRODUCTS. The Company designs, manufactures and markets loudspeakers principally under the JBL and Infinity brand names for the consumer market. JBL loudspeakers sold to the consumer market employ techniques originally developed for products used in recording studios, concert halls, theaters, airports and other acoustically demanding environments. JBL's diverse product line gives customers a wide range of speaker choices: floorstanding, bookshelf, built-in, wireless, transportable and wall or ceiling mountable loudspeakers, in styles and finishes ranging from high gloss piano lacquer to genuine wood veneers. JBL's introduction of wireless technology in its SoundEffects speaker systems provides improved speaker placement flexibility and simplifies installation for home theater and multi-room applications.

     From its beginning in 1968, Infinity has developed high quality loudspeakers with their own audio character, which is commonly identified as "linear," "symmetrical," or "neutral." These characteristics are expressed in sophisticated acoustic configurations utilizing injection-molded graphite speaker cone material, electro-magnetic induction tweeters and mid-range drivers. Compostions, Infinity's home theater loudspeakers, have received excellent reviews from the high fidelity audio press for outstanding design and performance.

     The more expensive JBL and Infinity loudspeakers are housed in high-gloss lacquer or wooden veneer cabinets which complement the quality components they enclose. The Company has made significant investments in its loudspeaker cabinet production facilities in California and Denmark and believes that they are among the most advanced cabinet production facilities in the world.

     The Company designs, manufactures and markets a broad range of consumer audio electronics products on a worldwide basis. The Company's consumer electronics products facilitate the marketing of complete systems incorporating the Company's loudspeakers, such as surround sound home theater installations.

     Founded in 1953, Harman Kardon has been a leading innovator in the development of high-quality audio components which improve the listening experience and reflect a commitment to value and ease-of-use.
The realization of these principles is reflected in Harman Kardon's current product offerings, including audio-video stereo receivers, surround sound processors featuring Dolby Pro-Logic AC-3 technology and Lucasfilm
Home THX, and front-loading, bit stream compact disc changers.

     Madrigal is a designer and manufacturer of high-end digital electronics, including amplifiers, pre-amplifiers, digital signal processors, and compact disc transports and players. Madrigal markets its products under the renowned Mark Levinson and Proceed brand names.

     Citation is a designer and manufacturer of high-end surround sound processors, amplifiers and loudspeakers for the growing U.S. and international home theater market. Citation products feature patented Six-Axis steering logic surround processing and provide solutions for all component and system needs for home theater and home audio.
AudioAccess products provide in-home, multi-source, multi-zone sound system controls, serving home theater and multi-room applications.

     The Company's automotive aftermarket products include loudspeakers and amplifiers marketed under the JBL and Infinity brand names and Becker head units (radios with either cassette or compact disc functions), amplifiers and compact disc changers.


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

     Sound systems incorporating components manufactured by JBL, Lexicon, AKG, Turbosound, Studer and Soundcraft are in use around the world in such places as the Great Hall of the People in Beijing, China, the Royal Danish Theater in Copenhagen and Abbey Road Studio in
England. Performing artists such as Pink Floyd, U2, The Rolling Stones, Oasis and Wynton Marsalis use Harman professional equipment on tour.

     The professional market has advanced rapidly and is heavily involved in digital technology. Harman's Professional Group is a leader in this market. The Professional Group derives value from its ability to share research and development, engineering talent and other digital resources among its divisions. Soundcraft, Lexicon, Studer and Harman Music
Group each have substantial digital resources and work together to achieve common goals by sharing resources and technical expertise.

     The Professional Group's loudspeaker products are well-known for high quality and superior sound. The JBL Professional portfolio of products includes studio monitors, loudspeaker systems, power amplifiers, sound reinforcement systems, bi-radial horns, theater systems, surround systems and industrial loudspeakers. The Turbosound
Floodlight and Flashlight professional loudspeaker lines were added to the Company's portfolio through the acquisition of AKG.

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

     The Harman Music Group product line is marketed under the DOD, dbx, Digitech and Audio Logic brand names, and is sold primarily to professional audio and musical instrument dealers. Harman Music Group products include signal processing equipment, equalizers, mixers and special effects devices. Performers who have used Harman Music Group products on tour include: Van Halen, Aerosmith, the Rolling Stones, Trent Reznor of Nine Inch Nails, and David Gilmour of Pink Floyd.

     Lexicon is a leader in the design, manufacture and marketing of high-quality digital audio signal processing equipment and disk-based audio production systems for professional use in the audio, video, musical entertainment and broadcasting markets worldwide. Lexicon digital signal processing products are used in live sound applications as well as recording studios to process sound effects and refine final mixes. Additionally, Lexicon designs, manufactures and markets a series of high-end consumer ambiance and Home Theater Surround Sound processors.

     AKG is one of the world's largest manufacturers of high-quality microphones and headphones. The AKG product line includes microphones, audio headphones, surround-sound headphones and other professional audio products marketed under the AKG brand name.

     Studer Professional Audio is recognized for the high quality and reliability of its professional products, which include analog and digital tape recorders, mixing consoles, switching systems, digital audio workstations, professional compact disc players and recorders and turnkey broadcasting studio installations.

     OEM PRODUCTS. Harman is a leading global manufacturer of premium branded automotive OEM audio systems. In its sale of loudspeakers, head units, amplifiers and other audio products to the automobile manufacturers, the Company leverages its expertise in the design and manufacture of high-quality loudspeakers, radios and other electronics, as well as the reputation for quality associated with its JBL, Infinity, Harman Kardon and Becker brand names. The Company's ability to design and manufacture transducers utilizing special materials enables the Company to collaborate with automobile manufacturers to design lighter sound systems that contribute to increases in automobile fuel efficiency. The addition of head unit and other electronics design and manufacturing capabilities through the Becker acquisition enables the Company to provide complete high-fidelity audio systems solutions to automobile manufacturers.

     The Company manufactures audiophile OEM sound systems for automobiles, including Infinity systems sold to Chrysler and Mitsubishi in models such as the Jeep Grand Cherokee and the Mitsubishi 3000GT, JBL systems sold to Ford in models such as the Lincoln Continental and the Ford Explorer and Harman Kardon systems sold to BMW (3-series), Jaguar, Saab and Land Rover (Range Rover), as well as a non-branded premium system sold to Toyota for the Avalon. Becker supplies head units and other electronics to Mercedes, BMW and Porsche. These premium OEM audio systems are engineered for each automobile to maximize acoustic performance and complement interior design.

     The Company discontinued Ford's exclusive automotive OEM use of the JBL brand name and made it available to Toyota, Peugeot and others from whom new commitments have been received beginning in model year 1998. The JBL program for the Ford Explorer will conclude with model year 1997 and for the Lincoln line with model year 1998. The Company believes these developments will generate increased sales of JBL branded systems to a larger number of automotive manufacturers.

     The Company manufactures a series of "JBL-Professional" branded audio systems for Compaq's Presario line of personal computers and a higher-powered Harman Kardon system for Gateway's new Destination TV-PC product. Destination also includes Harman's Smart TV. These audio systems provide high-quality sound and thus enhance the appeal and capability of the personal computer as an entertainment device.

     Manufacturing

     The Company believes that its manufacturing capabilities are essential to maintaining and improving the quality and performance of its products. The Company manufactures most of the products that it sells other than the Harman Kardon electronic components. The Company also produces some products for other loudspeaker companies on an OEM basis. Many of the Company's manufacturing facilities are certified as conforming to the requirements of ISO 9000 for manufacturing, engineering and service.

     The Company's manufacturing capabilities with respect to loudspeakers include the production of its own high-gloss lacquer and wooden veneer loudspeaker enclosures, wire milling, voice coil winding and the use of numerically controlled lathes and other machine tools to produce its many precision components. The Company's high degree of manufacturing integration enables it to maintain consistent quality levels, resulting in reliable, high-performance products. The Company capitalizes on opportunities to transfer technology and materials developments across product lines to maximize the benefits accruing from investments in engineering, design and development.

     The Company's principal domestic manufacturing facility is located in Northridge, California (Northridge Manufacturing) where it manufactures
JBL and Infinity loudspeakers, including cabinets, for consumer, professional, automotive aftermarket and personal computer applications and amplifiers for the automotive OEM market and the automotive aftermarket. The Company manufactures loudspeakers and assembles sound systems for the OEM automotive market in Martinsville, Indiana.
Harman Music Group manufactures professional electronics products at its facility in Salt Lake City, Utah. Lexicon manufactures its professional electronics products at its Waltham, Massachusetts facility. Madrigal manufactures consumer electronics at its Middletown, Connecticut facility.

     The Company has established a strong manufacturing presence in Europe to better respond to customer demands in that market. Audax Industries SNC ("Audax"), a manufacturer of high-quality, high-performance tweeters, manufactures speakers in France, and the Company's Lydig of Scandinavia A/S ("Lydig") subsidiary manufactures cabinet enclosures and assembles complete JBL and Infinity loudspeakers in Denmark. The Company also manufactures drivers for its Turbosound line of professional loudspeakers at its Precision Devices manufacturing site in the United Kingdom. Final assembly of Turbosound loudspeakers is performed in the United Kingdom. Cabinet production will begin in the United Kingdom during fiscal 1997 at the Company's new factory in Cornwall to supply the Turbosound line and to meet increased demand for JBL Professional loudspeakers in Europe.

     European professional electronics manufacturing includes Soundcraft in the United Kingdom (mixing consoles), Studer in Switzerland
(professional recording and broadcast equipment) and AKG in Austria (microphones and headphones)

     European automotive loudspeaker and electronics manufacturing includes the production of automotive OEM loudspeakers in the United Kingdom and automotive OEM and automotive aftermarket radios and other electronics at Becker in Germany.


     Marketing and Distribution

     The Company's products are sold domestically and internationally in the consumer, professional and OEM markets. The consumer market for audio entertainment systems consists of home and automotive aftermarket. The professional market includes a wide range of professional uses, including live music applications, recording facilities, entertainment venues such as concert halls, stadiums and movie theaters, broadcast facilities and music instrument support. The OEM market includes automobile manufacturers which purchase components and systems on either a branded or generic basis and manufacturers of personal computers.

     The Company primarily markets its consumer audio products through audio and audio-video specialty stores and certain audio-video chain stores, such as Circuit City in North America and MediaMarkt in Germany. The Company enjoys broad distribution of its products and selects dealers who emphasize high-quality audio systems and who are knowledgeable about the features and capabilities of audio products. The Company's sales and marketing activities include dealer education programs and comprehensive product literature. The Company's dealers typically stock a number of home audio equipment lines including competing products (sometimes both JBL and Infinity loudspeakers) and may also carry automobile audio systems and other consumer-oriented electronics products.

     The Company's professional audio products are marketed worldwide through professional sound equipment dealers, including sound system contractors which directly assist major users. The Company's sales and marketing group for its professional products is separate and independent from its consumer product sales group.

     The Company markets its branded OEM audio products to automobile and personal computer manufacturers. OEM customers include Chrysler, Mercedes Benz, Ford, Mitsubishi, Toyota, BMW, Jaguar, Porsche, Range Rover and Saab in the automotive segment and Compaq and Gateway in the personal computer segment.


     Suppliers

     Products designed by Harman Kardon in the United States are manufactured by several suppliers. The Company believes it has good working relationships with these suppliers. The use of multiple vendors helps to mitigate risks associated with potential disruption. However, the loss of the largest supplier would have a material impact on the earnings of Harman Kardon until alternate sources could be found.

     Northridge Manufacturing relies on several suppliers for a large percentage of certain parts, such as wood, speaker grilles, plastic molded parts and magnets. The loss of any one of these suppliers would have a material impact on the earnings of Northridge Manufacturing until alternate sources for these components could be found.

     Trademarks and Patents

     The Company markets its products under numerous trademarks and logos, including JBL, Infinity, Harman Kardon, Citation, Concord,
Audax, Becker, Soundcraft, Spirit, DOD, Audio Logic, DigiTech,
Lexicon, AKG, Studer, Numisys, BSS, Orban, Precision Devices, dbx, AudioAccess, Turbosound, Mark Levinson, Proceed, EON, Harman
SmartTV, Control, Compositions, Optimod, C-Audio, Auto Azimuth and
Dynamic Midi which are registered or otherwise protected in substantially all major industrialized countries. The Company's registrations cover use of its trademarks and logos in connection with various applicable products, such as loudspeakers, speaker systems, speaker system components and other electrical and electronic devices. As of June 30, 1996, the Company held approximately 352 United States and foreign patents covering various products, product designs and circuits, and had approximately 195 patent applications pending around the world. The Company vigorously protects and enforces its trademark and patent rights.


     Seasonality

     Overall, the Company's consolidated net sales are not materially impacted by seasonality. However, the first fiscal quarter is usually weakest due to the July and August holidays in Europe and the automotive OEM model changeovers. Variations in seasonal demands among end-user markets may cause operating results to vary from quarter to quarter.


     Customers

     Sales to Chrysler for fiscal year 1996 accounted for 10.4% of the Company's consolidated net sales. The loss of automotive OEM system sales to Chrysler would have a material adverse impact on the sales and earnings of Harman Motive and the Company as a whole. The
Company's next largest customer, Mercedes Benz, accounted for 7.7% of the Company's consolidated net sales for the year ended June 30, 1996. The loss of automotive OEM sales to Mercedes Benz would have a material adverse impact on the sales and earnings of the Company.


     Backlog Orders

     Because the Company's practice is to maintain sufficient inventories of finished goods to fill orders promptly, the level of backlog is not considered to be an important index of future performance. The
Company's backlog was approximately $36.2 million at June 30, 1996, and $31.3 million at June 30, 1995.


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

     While the Company manufactures and markets many compatible and complementary products, other products that the Company manufactures and markets compete directly. For example, Turbosound professional loudspeakers are compatible with and marketed by the same staff as BSS professional amplifiers and loudspeaker management systems. However, JBL and Infinity home loudspeakers compete directly and are two of the leading loudspeaker brands in the world. The Company's strategy uses its brand leadership to increase market share.

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

     Competition in the consumer electronic components segment remains intense, with this market dominated by large Japanese competitors. The short life cycle of products and a need for continuous design and development efforts characterize this segment. The Company's competitive strategy is to compete in the upper segments of this market and to continue to emphasize the Company's ability to provide systems solutions to customers, including a combination of loudspeakers and electronics products, providing integrated surround sound and home theater systems. Principal electronics competitors include: Sony, Denon, Onkyo, Nakamichi, Pioneer and Kenwood. With the addition of Madrigal in fiscal 1996, the Company competes in the high end of the consumer electronics market with the Mark Levinson and Proceed brands. Principal competitors include: Krell, McIntosh, Audio Research, Meridian, Linn and Accuphase.

     The market for professional sound systems is highly competitive. The Company has historically held a leading market position in the professional loudspeaker market and has complemented its professional loudspeaker line by adding digital professional electronics products and broadcast and recording equipment. The Company competes using its ability to provide complete systems solutions to meet the complete audio requirements of its professional customers. Harman offers a product for virtually every professional audio application.

     The Company competes in the sound reinforcement market with many of its brand names, including JBL, Turbosound, AKG, Soundcraft, and BSS. Its principal competitors in sound reinforcement include Electro Voice, Inc. and Altec Lansing (subsidiaries of Mark IV Industries), Eastern Acoustic Works, Crest, Sennheiser, Tannoy, Bose, Peavy, Tascam, Klark-Teknik, Marshall, Fender and Sony. The Professional Group competes in the broadcast and recording areas with its Studer, AKG, Soundcraft, Lexicon and Orban brands. Principal competitors in broadcast and recording include: Sony, Neve, Sennheiser, Denon, SSL, Shure and Audio Technica. In the Music Instrument area the Company's

DOD, Digitech, dbx, Lexicon and Spirit products meet competitors
Yamaha, Peavy, Rane, Roland, Alesis, Marshall, Fender and Sony.

     The Professional Group also competes in the industrial and architectural sound market; competitors within this market include Siemens, Peavy and Tannoy.

     In the automotive OEM market, the Company's principal competitors include Bose, International Jensen, Oxford Electric, and Foster Electric in the loudspeaker systems segment and Alpine, Blaupunkt and Panasonic in the electronics segment. The Company is the only supplier of branded loudspeaker systems for Ford, Chrysler, Jeep and Mitsubishi automobiles in the United States, and also supplies branded loudspeaker systems to BMW, Jaguar, Rover and Saab as well as supplying systems for the Toyota Avalon. Additionally, the company is a primary supplier of radio head units to Mercedes-Benz. The Company competes based upon the strength of its brand name recognition and the quality of its products together with its technical expertise in designing loudspeaker systems and electronics to fit the acoustic properties of each automobile model.
Harman International is unique in its ability to provide multiple brands, each with its own unique characteristics and loyal consumer following, and also in its ability to provide complete, branded audio systems to the automobile manufacturers.

     In the developing computer OEM market, the Company supplies audio systems for Compaq's Presario line of personal computers and the Gateway Destination TV-PC. Principal competitors in this segment include Bose, Altec-Lansing and LabTec.

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

     During fiscal 1995, the Company gave notice to certain state agencies that an environmental release had occurred at one of its facilities. The Company agreed to a remediation plan with the state agency. The

Company has begun the remediation of this site and does not believe that the future cost will exceed $250,000.

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


     Research, Development and Engineering

     The Company's expenditures for research, development and engineering were $59,171,000, $40,257,000, and $22,324,000 for the fiscal years ending June 30, 1996, 1995 and 1994, respectively. The increase in expenditures in fiscal 1996 results from: the development of the new OEM audio for computers business; the addition of Becker, which was included for only six months in fiscal 1995; the inclusion of Madrigal, acquired September 1995; and increased product development activity at JBL Professional, Studer and Harman Motive. The increase in expenditures in fiscal 1995 reflects the inclusion of Becker, acquired February 1995, and a full year of development efforts at AKG and Studer, acquired in September 1993 and March 1994, respectively.


     Number of Employees

     As of June 30, 1996, the Company had 8,369 full-time employees, including 4,179 domestic employees and 4,190 international employees. The increase in number of employees as of June 30, 1996 compared to the prior year primarily results from the acquisition of Madrigal and the expansion of the Company's OEM business into the personal computer segment.

     Financial Information - Foreign & Domestic Operations, Export Sales

     Financial information about foreign and domestic operations and export sales to be filed hereunder is incorporated by reference to Note 9 of Notes to Consolidated Financial Statements and Management's
Discussion and Analysis of Financial Condition and Results of Operations (Effects of Inflation and Exchange Rates) on pages 33 and 23, respectively, in the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1996.


     Forward-Looking Statements

     Except for the historical information contained herein, the matters discussed herein contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements, including, without limitation, the effect of economic conditions, product demand, competitive products and other risks detailed herein and in the Company's other filings with the Securities and Exchange Commission.


ITEM 2.   PROPERTIES

     The Company's principal activities are conducted at the facilities described in the following table.

                                                  Square         Owned or       Percentage
           Location                        Footage          Leased          Utilization            Division
- -----------------------------         -----------         ----------         -------------       -----------------
Northridge, California             693,932          Leased               100%           JBL, Harman
                                                                                                                             Motive

Martinsville, Indiana               224,107          Owned               100%          Harman Motive

Ontario, California                  212,600          Leased               100%           JBL, Infinity

Ringkobing, Denmark            145,119          Owned               100%           Lydig
                                                   25,920          Leased                 80%


                                                  Square         Owned or       Percentage
           Location                        Footage          Leased          Utilization            Division
- -----------------------------         -----------         ----------         -------------       -----------------
Ittersbach, Germany                169,465          Owned                 61%          Becker

Huntington, Indiana                167,557          Owned               100%          Pyle

Potters Bar, UK                       160,000          Leased               100%          Soundcraft

Vienna, Austria                       128,593          Leased               100%          AKG

Sandy, Utah                             122,000          Leased               100%          Harman Music
                                                                                                                           Group

Heilbronn, Germany                  48,571          Owned                92%          Harman
                                                    63,183          Leased                60%              Deutschland

Bridgend, UK                          101,400           Leased               100%         Harman Motive

Worth-Schaitt, Germany           89,640           Owned                 50%         Becker

Regensdorf, Switzerland           86,111           Leased               100%          Studer

Chateau-du-Loir, France           66,712           Owned               100%          Audax

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF
                   SECURITY HOLDERS

                    None.

            EXECUTIVE OFFICERS OF THE REGISTRANT

                                                   Age at
         Name                          August 1, 1996                                  Position
- ---------------------------        -------------------         ------------------------------------------------
Sidney Harman                             77                      Chairman of the Board of Directors
                                                                                     and Chief Executive Officer

Bernard A. Girod                          54                      President, Chief Operating Officer,
                                                                                     Chief Financial Officer, Secretary
                                                                                     and Director of the Company

Philip J. Hart                                 51                      President - Harman Professional Group

Thomas Jacoby                             42                      President - Harman Consumer Group

Gregory P. Stapleton                    49                      President - OEM Group

Jerome H. Feingold                      54                      Vice President - Quality

Frank Meredith                             39                      Vice President and General Counsel

William S. Palin                           53                       Vice President-International Controller

Sandra B. Robinson                     37                       Vice President - Financial Operations

Floyd E. Toole                             50                       Vice President - Engineering

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

     Bernard A. Girod has been President of the Company since March 1994, Chief Operating Officer of the Company since March 1993, Secretary of the Company since November 1992 and a Director of the Company since July 1993. Mr. Girod also serves as Chief Financial

Officer of the Company, a position he held from September 1986 to August 1995 and again since March 1996. From September 1979 to September 1986, Mr. Girod was the Vice President and General Manager of Permacel, a subsidiary of Avery International and Vice President of Planning and Business Development for Avery International. From 1977 to 1979, Mr. Girod was the Chief Financial Officer of the Predecessor of the Company.

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

     Gregory P. Stapleton has been President of the OEM Group since October 1987. Prior to his association with the Company, Mr. Stapleton was Senior Vice President of General Electric Venture Capital Corporation from January 1986 to September 1987, and was General Manager, Industrial Products Section, Factory Automation Products Division, of General Electric Corporation from October 1982 through December 1985.

     Jerome H. Feingold has been the Vice President-Quality of the Company since January 1992. Prior to that time, Mr. Feingold served as President of Harman Speaker Manufacturing since July 1985. Prior to 1985, Mr. Feingold held various management positions within the manufacturing division of the Company.

     Frank Meredith has been Vice President, General Counsel and
Assistant Secretary of the Company since July 1992. Prior to that time, Mr. Meredith held other positions within the Company since May 1985.

     William S. Palin has been Vice President-International Controller of the Company since March 1994. Prior to joining the Company, Mr. Palin was a partner of MacHardy Palin & Co. from January 1982 to March
1994. From July 1978 to January 1982, Mr. Palin served as an officer of two of the Company's international subsidiaries.

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



PART II


ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY
                   AND RELATED STOCKHOLDER MATTERS

     The information required by Part II, Item 5 is incorporated by reference to the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1996 (Shareholder Information on page 36).

ITEM 6.	SELECTED FINANCIAL DATA

Five-Year Summary
(in thousands, except per share data,
for the fiscal years ended June 30)

                                         1996             1995              1994            1993              1992
                                     ------------     ------------       -----------      -----------       -----------
Net sales                      $1,361,595  $1,170,224     $862,147      $664,913      $604,454

Operating income            105,378         87,449          66,332          41,255          27,547

Income before taxes          75,024          61,157          42,686         18,570            5,893

Net income                        52,042          41,161          25,664         11,246            3,487

Net income per share             3.16              2.58              1.83               .99                .37

Total assets                      996,209        886,872        680,691       431,726        415,909

Long-term debt                254,611        266,021       156,577       175,583        132,675

Shareholders' equity       436,477        289,490        232,021       111,149        111,241

Dividends per share               0.20              0.17                --                  --                   --

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS

     The information required by Part II, Item 7 is incorporated by reference to the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1996 (Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 20 through 23).


ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND
		SUPPLEMENTARY DATA

	The information required by Part II, Item 8 is incorporated by reference to the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1996 (Consolidated Financial Statements on pages 20 and 24 through 35).

ITEM 9.     DISAGREEMENTS ON ACCOUNTING AND
                   FINANCIAL DISCLOSURE

                    None.



PART III

     With the exception of information relating to the executive officers of the Company which is provided in Part I hereof, all information required by Part III (Items 10, 11, 12, and 13) of Form 10-K, including the information required by Item 405 of Regulation S-K, is incorporated by reference to the Company's definitive Proxy Statement relating to the 1996 Annual Meeting of Stockholders.




PART IV


ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
		AND REPORTS ON FORM 8-K


	a)	1.	Financial statements required to be filed hereunder
			are indexed on page 37 hereof.

		2.	Financial statement schedules required to be filed
			hereunder are indexed on page 37 hereof.

		3.	The exhibits required to be filed hereunder are
			indexed on pages 41 through 48 hereof.


	b)	Reports on Form 8-K

			None.

		THIS PAGE LEFT BLANK INTENTIONALLY

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant):     HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED


By:   (Signature and Title)          /s/ Sidney Harman
                                              --------------------------------
                                          Sidney Harman, Chairman of the Board
                                               and Chief Executive Officer
Date:     September 13, 1996
             -------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                                          Title                                           Date

  /s/ Sidney Harman                   Chairman of the Board,               September 13, 1996
- ------------------------------              Chief Executive Officer           -------------------------
Sidney Harman                             and Director


  /s/ Bernard Girod                     President, Chief Operating          September 13, 1996
- ------------------------------              Officer, Chief Financial           -------------------------
Bernard A. Girod                          Officer (Principal Accounting
                                                       Officer), Secretary and
                                                       Director


  /s/ Shirley M. Hufstedler         Director                                        September 13, 1996
- ------------------------------                                                                -------------------------
Shirley M. Hufstedler


  /s/ Ann McLaughlin                Director                                        September 13, 1996
- ------------------------------                                                                -------------------------
Ann McLaughlin


  /s/ Edward Meyer                    Director                                        September 13, 1996
- ------------------------------                                                                -------------------------
Edward Meyer


		THIS PAGE LEFT BLANK INTENTIONALLY

                       LIST OF FINANCIAL STATEMENTS AND
                       FINANCIAL STATEMENT SCHEDULES
                                       Index to Item 14(a)

                                                                                 Page Reference
                                                                      ----------------------------------
                                                                                                  Annual
                                                                                                 Report to
                                                                       Form 10-K     Shareholders
                                                                      ----------------------------------
Consolidated Financial Data (pages 20 and
    24 through 35 of the 1996 Annual Report
    to Shareholders herein incorporated
    by reference as Exhibit 13.1):


Financial Table of Contents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20

Consolidated Balance Sheets as of
    June 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 24

Consolidated Statements of
    Operations for the years ended
     June 30, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . .  25

Consolidated Statements of Cash
    Flows for the years ended
    June 30, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . 26

Consolidated Statements of Shareholders'
    Equity for the years ended June 30,
    1996, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . 28

Independent Auditors' Report . . . . . . . . . . . . . . .39 . . . . . . . . . . . . 35


Schedules for the years ended June 30,
           1996, 1995 and 1994:

II    Valuation and Qualifying
       Accounts and Reserves . . . . . . . . . . . . . . . . 38

All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements.

                                                                   Schedule II

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
Valuation and Qualifying Accounts and Reserves
Three Years Ended June 30, 1996
($000's omitted)

- -----------------------------------------------------------------------------------------------------------
                                                                                    Charged
                                      Balance at      Charged to     To Other                               Balance
                                      Beginning       Costs and      Accounts     Deductions         at End
Classification                 of Period        Expenses       Describe        Describe        of Period
- -----------------------------------------------------------------------------------------------------------

Year Ended June 30, 1994

Allowance for
    doubtful
    accounts                       $  3,435          $  2,757     $  7,189 (1)    $  3,140 (2)       $10,241


Year Ended June 30, 1995

Allowance for
    doubtful
    accounts                       $10,241          $  4,263     $  2,217 (3)    $  4,408 (2)       $12,313


Year Ended June 30, 1996

Allowance for
    doubtful
    accounts                       $12,313          $  3,103     $ (1,405) (4)   $  4,049 (2)       $  9,962


(1)  Additions due to AKG, Studer and Harman Belgium (Beltronics) acquisitions.

(2)  Deductions for accounts receivable written off net of recoveries.

(3) Additions due to Becker, D.A.V.I.D. and Harman Interactive (NewMediaWare) acquisitions.

(4) Deductions due to account reclassifications, foreign currency translation, and sale of Studer Singapore.

INDEPENDENT AUDITORS' REPORT
- --------------------------------------------------


The Board of Directors
Harman International Industries, Incorporated


Under date of August 15, 1996, we reported on the consolidated balance sheets of Harman International Industries, Incorporated and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the years in the three year period ended June 30, 1996, as contained in the 1996 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended June 30, 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


				/s/ KPMG Peat Marwick LLP



Los Angeles, California
August 15, 1996

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


Exhibit                                                                                                 Page
 No.                                 Description                                                    No.
3.1, 4.1         Restated Certificate of Incorporation filed with the
                     Delaware Secretary of State on October 7, 1986,
                     as amended by the Certificates of Amendment
                     filed with the Delaware Secretary of State on
                     November 13, 1986 and on November 9, 1993.
                     (Filed as Exhibit 4.1 to Amendment 1 to the
                     Company's Registration Statement on Form S-3
                     dated November 15, 1993 (File No. 1-9764) and
                     hereby incorporated by reference.).................................IBR

3.2,4.5          Amended By-Laws of Harman International
                     Industries, Incorporated.  (Filed as Exhibit 4.5 to the
                     Quarterly Report on Form 10-Q for the quarter ended
                     March 31, 1992 (File No. 0-15147) and hereby
                     incorporated by reference.).............................................IBR


Exhibit                                                                                                 Page
 No.                                 Description                                                    No.
4.4, 10.29     Composite conformed copy of the Note Purchase
                     Agreement dated December 1, 1988, relating to the
                     sale of $45.0 million principal amount of 11.2% Senior
                     Subordinated Notes due December 1, 1998, including
                     as an exhibit thereto the form of 11.2% Senior
                     Subordinated Notes due December 1, 1998.  (Filed as
                     Exhibit 4 to the Quarterly Report on Form 10-Q for the
                     quarter ended December 31, 1988 (File No. 0-15147),
                     and hereby incorporated by reference.) .........................IBR


4.6                Indenture dated June 4, 1992, between Harman
                     International Industries, Incorporated and Security
                     Trust Company N.A., as Trustee, relating to
                     $70,000,000 principal amount of 12.0% Senior
                     Subordinated Notes due 2002, including as an
                     exhibit thereto the form of 12.0% Senior
                     Subordinated Notes due 2002.  (Filed as Exhibit
                     4.6 to the Annual Report on Form 10-K for the
                     year ended June 30, 1992 (File No. 0-15147),
                     and hereby incorporated by reference.)..........................IBR

10.1              Lease dated as of June 18, 1987 between Harman
                     International Industries Business Campus Joint
                     Venture and JBL Inc., as amended.  (Filed as Exhibit
                     10.1 to the Annual Report on Form 10-K for the
                     fiscal year ended June 30, 1987 (File No. 0-15147)
                     and hereby incorporated by reference.)..........................IBR

10.2              Guaranty dated as of June 18, 1987 by Harman
                     International Industries, Inc. of Lease dated as of
                     June 18, 1987 between Harman International
                     Industries Business Campus Joint Venture and JBL
                     Inc., as amended.  (Filed as Exhibit 10.2 to the
                     Annual Report on Form 10-K for the fiscal year
                     ended June 30, 1987 (File No. 0-15147) and hereby
                     incorporated by reference.).............................................IBR

Exhibit                                                                                                 Page
 No.                                 Description                                                    No.

10.18            Harman International Industries, Inc. 1987 Executive
                     Incentive Plan (adopted December 8, 1987).  (Filed
                     as Exhibit 10.18 to the Annual Report on Form 10-K
                     for the fiscal year ended June 30, 1988 (File No.
                     0-15147), and hereby incorporated by reference.).........IBR

10.19            Form of Incentive Stock Option Agreement under
                     the 1987 Executive Incentive Plan.  (Filed as Exhibit
                     10.19 to the Annual Report on Form 10-K for the
                     fiscal year ended June 30, 1988 (File No. 0-15147),
                     and hereby incorporated by reference.)..........................IBR

10.20            Form of Non-Qualified Stock Option Agreement
                     under the 1987 Executive Incentive Plan.  (Filed as
                     Exhibit 10.20 to the Annual Report on Form 10-K
                     for the fiscal year ended June 30, 1988 (File No.
                     0-15147), and hereby incorporated by reference.).........IBR

10.21            Form of Non-Qualified Stock Option Agreement
                     with non-officer directors.  (Filed as Exhibit 10.21
                     to the Annual Report on Form 10-K for the fiscal
                     year ended June 30, 1988 (File No. 0-15147), and
                     hereby incorporated by reference.).................................IBR

10.23            Lease Agreement dated April 28, 1988, by and
                     between Harman International Business Campus
                     Joint Venture and Harman Electronics, Inc. (Filed
                     as Exhibit 10.23 to the Annual Report on Form
                     10-K for the fiscal year ended June 30, 1988
                     (File No. 0-15147), and hereby incorporated by
                     reference.).......................................................................IBR





Exhibit                                                                                                 Page
 No.                                 Description                                                    No.

10.26            Harman International Industries, Incorporated
                     Retirement Savings Plan.  (Filed on Form S-8
                     Registration Statement on June 16, 1989
                     (Reg. No. 33-28973), and hereby incorporated
                     incorporated by reference.)..............................................IBR

10.27            Harman International Industries, Incorporated
                     Supplemental Executive Retirement Plan.  (Filed
                     as Exhibit 10.27 to the Annual Report on Form
                     10-K for the fiscal year ended June 30, 1989
                     (File No. 0-15147), and hereby
                     incorporated by reference.)..............................................IBR

10.28            Form of Benefit Agreement under the Supplemental
                     Executive Retirement Plan.  (Filed as Exhibit A to
                     the Supplemental Executive Retirement Plan at
                     Exhibit 10.27 and hereby incorporated by reference.)....IBR

10.30            Form of Restricted Stock Agreement.  (Filed as
                     Exhibit 10.30 to the Annual Report on Form 10-K
                     for the fiscal year ended June 30, 1989 (File No.
                     0-15147), and hereby incorporated by reference.)..........IBR

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






Exhibit                                                                                                 Page
 No.                                 Description                                                    No.

10.40            Harman International Industries, Incorporated 1992
                     Incentive Plan.  (Filed as Exhibit A to the Definitive
                     Proxy Statement for the fiscal year ended June 30,
                     1995 as approved by shareholders at the November
                     1995 Annual Meeting of Shareholders (File No.
                     001-09764) and hereby incorporated by reference..........IBR

10.41            Form of Incentive Stock Option Agreement under the
                     1992 Incentive Plan.  (Filed as Exhibit 10.41 to the
                     Annual Report on Form 10-K for the fiscal year
                     ended June 30, 1993 (File No. 0-15147), and hereby
                     incorporated by reference.)..............................................IBR

10.42            Form of Non-qualified Stock Option Agreement under
                     the 1992 Incentive Plan.  (Filed as Exhibit 10.42 to
                     the Annual Report on Form 10-K for the fiscal year
                     ended June 30, 1993 (File No. 0-15147), and hereby
                     hereby incorporated by reference.)..................................IBR

10.43            Form of Restricted Stock Agreement under the 1992
                     Incentive Plan.  (Filed as Exhibit 10.43 to the Annual
                     Report on Form 10-K for the fiscal year ended
                     June 30, 1993 (File No. 0-15147), and hereby
                     incorporated by reference.)..............................................IBR

10.44            Form of Non-qualified Stock Option Agreement
                     for Non-officer Directors under the 1992 Incentive
                     Plan.  (Filed as Exhibit 10.44 to the Annual
                     Report on Form 10-K for the fiscal year ended
                     June 30, 1993 (File No. 0-15147), and hereby
                     incorporated by reference.).............................................IBR




Exhibit                                                                                                 Page
 No.                                 Description                                                    No.

10.45            Harman International Industries, Inc. Executive
                     Deferred Compensation Plan.  (Filed as Exhibit
                     10.45 to the Annual Report on Form 10-K for the
                     fiscal year ended June 30, 1993 (File No. 0-15147),
                     and hereby incorporated by reference.)..........................IBR

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

10.47            Share Purchase Agreement between Harman
                     International Industries, Inc., Roland Becker and
                     Becker Holding S.A. (Filed as Exhibit 2.1 to the
                     Current Report on Form 8-K dated February 27,
                     1995 (File No. 001-09764), and hereby
                     incorporated by reference...............................................IBR

10.53            Multi-Currency, Multi-Option Credit Agreement
                     dated September 30, 1994, among Harman
                     International Industries, Incorporated, the Subsidiary
                     Borrowers and Subsidiary Guarantors, and the
                     Several Lenders named therein with Chemical
                     Securities, Inc., as Arranger, NationsBank of North
                     Carolina, N.A., as Co-Agent and Chemical Bank,
                     as Administrative Agent.  (Filed as Exhibit 10.53
                     to the Quarterly Report on Form 10-Q for the quarter
                     ended September 30, 1994 (File No. 001-09764),
                     and hereby incorporated by reference.)..........................IBR




Exhibit                                                                                                 Page
 No.                                 Description                                                    No.

10.54            First Amendment dated February 15, 1995, to the
                     Multi-Currency, Multi-Option Credit Agreement
                     dated September 30, 1994.  (Filed as Exhibit 10.54
                     to the Annual Report on Form 10-K for the fiscal
                     year ended June 30, 1995 (File No. 001-09764), and
                     hereby incorporated by reference.).................................IBR

10.55            Second Amendment dated November 9, 1995, to the
                     Multi-Currency, Multi-Option Credit Agreement
                     dated September 30, 1994.  (Filed as Exhibit 10.55
                     to the Quarterly Report on Form 10-Q for the quarter
                     ended September 30, 1995 (File No. 001-09764),
                     and hereby incorporated by reference.)..........................IBR

10.56            Amendment and Settlement Agreement dated
                     March 20, 1996, between Harman International
                     Industries, Inc., Roland Becker and Becker Holding
                     S.A.  (Filed as Exhibit 10.56 to the Quarterly Report
                     on Form 10-Q for the quarter ended March 31, 1996
                     (File No. 001-09764), and hereby incorporated by
                     reference.)........................................................................IBR

10.57            First Amendment to the Lease Agreement by and
                     between Harman International Business Campus
                     Joint Venture and Harman Electronics, Inc. dated
                     October 1995.....................................................................49

10.58            First Amendment to the Lease Agreement by and
                     between Harman International Business Campus
                     Joint Venture and JBL, Inc. dated October 1995.............55



Exhibit                                                                                                 Page
 No.                                 Description                                                    No.

13.1              Pages 20 through inside back cover of Harman
                     International Industries, Incorporated Annual
                     Report to Shareholders for the fiscal year ended
                     June 30, 1996....................................................................61

21.1              Subsidiaries of the Company...........................................81

23.1              Consent of Independent Auditors....................................87

27.1              EDGAR Financial Data Schedule...................................91






















