Form 10-Q
period 1996-09-30
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 1996-11-07
CIK 800459

                                          FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.   20549

                  Quarterly Report under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                   For Quarter Ended:  September 30, 1996

                      Commission File Number:  1-9764

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
  -----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          DELAWARE                                   11-2534306
----------------------------------       --------------------------------------
(State or other jurisdiction        (I.R.S. Employer Identification No.)
of incorporation or organization)

1101 PENNSYLVANIA AVENUE, NW  WASHINGTON, D.C. 20004
     --------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip code)

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

18,645,767 shares of Common Stock, $.01 par value, at October 31, 1996.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                            AND SUBSIDIARIES

                                       INDEX


PART I.  FINANCIAL INFORMATION                               PAGE NO.

Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets -
       September 30, 1996 and June 30, 1996                                    3

   Condensed Consolidated Statements of Operations -
       Three months ended September 30, 1996 and 1995                 4

   Condensed Consolidated Statements of Cash Flows -
       Three months ended September 30, 1996 and 1995                 5

   Notes to Condensed Consolidated Financial Statements             6

Item 2.  Management's Discussion and Analysis of the Results
	 of Operations and Financial Condition                            7-9


PART II.  OTHER INFORMATION                                            10


SIGNATURES                                                                   11

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
  HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                SEPTEMBER 30, 1996 AND JUNE 30, 1996
                                    (000s omitted except per share amounts)

                                                                          (Unaudited)            (Audited)
ASSETS                                                                  09/30/96                 06/30/96
                                                                              --------------             --------------
Current assets
   Cash and short-term investments                     $       1,575                          303
   Receivables (less allowance for doubtful
      accounts of $9,850 at September 30,
      1996 and $9,962 at June 30, 1996)                    309,820                   298,110
   Inventories                                                             331,636                   308,051
   Other current assets                                                  49,075                     45,506
                                                                              --------------             --------------
Total current assets                                                   692,106                   651,970
                                                                              --------------             --------------
Property, plant and equipment, net                          202,272                   200,958
Excess of cost over fair value of assets
   acquired, net                                                          129,225                   129,940
Other assets                                                                 13,121                     13,341
                                                                              --------------             --------------
Total assets                                                          $1,036,724                   996,209
                                                                              --------------             --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Notes payable                                                   $     25,202                     26,367
   Current portion of long-term debt                           23,919                       6,423
   Accounts payable                                                  107,695                   109,565
   Accrued liabilities                                                 129,450                   132,304
                                                                              --------------             --------------
Total current liabilities                                             286,266                   274,659
                                                                              --------------             --------------
Borrowings under revolving credit
   facility                                                                   149,316                    107,986
Senior long-term debt                                                18,406                      37,125
Subordinated long-term debt                                   108,750                    109,500
Other non-current liabilities                                      29,528                      29,603
Minority interest                                                             791                           859
Shareholders' equity
Common stock, $.01 par value                                      186                           186
Additional paid-in capital                                        294,443                   293,993
Equity adjustment from foreign currency
      translation                                                             (4,803)                     (4,906)
Retained earnings                                                    153,841                    147,204
                                                                              --------------             --------------
Total shareholders' equity                                       443,667                   436,477
                                                                              --------------             --------------
Total liabilities and shareholders' equity            $1,036,724                  996,209
                                                                              --------------             --------------

See accompanying Notes to Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (000s omitted except per share amounts)
                                                   (UNAUDITED)

                                                                Three Months Ended
                                                                      September 30,
                                                                    1996                 1995
                                                                -------------        -------------
Net sales                                                $   338,003           300,474

Cost of sales                                               243,209           210,988
                                                                -------------        -------------
    Gross profit                                              94,794             89,486

Selling, general and administrative
    expenses                                                   77,285             73,213
                                                                -------------        -------------
    Operating income                                    17,509             16,273

Other expenses:
  Interest expense                                           6,158                6,937
  Miscellaneous, net                                          220                  275
                                                                -------------        -------------
Income before income taxes
   and minority interest                                11,131                9,061

Income tax expense                                      3,562                 3,123
Minority interest                                                 --                      34
                                                                -------------        -------------
Net income                                            $      7,569                 5,904
                                                                -------------        -------------

Net income per common share             $         0.41                  0.36
                                                                -------------        -------------
Weighted average number of
     common shares outstanding                   18,632              16,235
                                                                -------------        -------------



See accompanying Notes to Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                     ($000s omitted)       (UNAUDITED)

                                                                                    1996                  1995
                                                                                    -------------        -------------
Cash flows from operating activities:
   Net income                                                             $     7,569                 5,904
                                                                                    -------------        -------------
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation                                                                 12,257              12,393
   Amortization of intangible assets                                  1,326                1,335
   Amortization of deferred income                                       --                   (323)
Changes in assets and liabilities, net of effects
   from purchase of companies:
Decrease (increase) in:
   Receivables                                                                 (11,710)            (16,979)
   Inventories                                                                  (23,585)            (20,294)
   Other current assets                                                      (3,569)              (7,642)
Increase (decrease) in:
   Accounts payable                                                         (1,870)                2,785
   Accrued liabilities                                                        (2,854)            (14,517)
                                                                                    -------------        -------------
Total adjustments                                                      $  (30,005)            (43,242)
                                                                                    -------------        -------------
Net cash provided by (used in) operating activities $  (22,436)            (37,338)
                                                                                    -------------        -------------
Cash flows from investing activities:
   Payment for purchase of companies,
     net of cash acquired                                              $           --                (9,133)
   Capital expenditures                                                   (13,741)            (13,424)
   Other items, net                                                               (364)                2,995
                                                                                    -------------        -------------
Net cash used in investing activities                         $  (14,105)            (19,562)
                                                                                    -------------        -------------
Cash flows from financing activities:
   Net borrowings under (repayments of)
        lines of credit                                                     $    (1,165)               1,718
   Net proceeds from long-term debt                               39,357              52,414
   Dividends paid to shareholders                                       (932)                 (875)
   Effect of stock option program                                         450                   319
   Net change, foreign currency translation                          103                   875
                                                                                    -------------        -------------
Net cash flow provided by financing activities        $    37,813              54,451
                                                                                    -------------        -------------
Net increase (decrease) in cash and
   short-term investments                                                   1,272               (2,449)
Cash and short-term investments
   at beginning of period                                                       303              11,252
                                                                                    -------------        -------------
Cash and short-term investments at end of period   $      1,575                8,803
                                                                                    -------------        -------------
Supplemental disclosures of cash flow information:
   Interest paid                                                            $      6,937                7,221
   Income taxes paid                                                   $      3,678                5,901
Supplemental schedule of non-cash investing activities:
   Fair value of assets acquired                                  $           --                11,788
   Cash paid for the capital stock                                            --                  9,826
                                                                                    -------------        -------------
   Liabilities assumed                                                 $           --                  1,962
                                                                                    -------------        -------------

See accompanying Notes to Condensed Consolidated Financial Statements.
                                                5

   HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                                AND SUBSIDIARIES
            Notes to Condensed Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

The Company's Condensed Consolidated Financial Statements for the three months ended September 30, 1996 and 1995, have not been audited by the Company's independent auditors; however, in the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company and subsidiaries as of September 30, 1996 and the results of their operations and their cash flows for the periods presented.

The results of operations for the three months ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
		RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
------------------------------------
COMPARISON OF THE THREE MONTH PERIODS ENDED
SEPTEMBER 30, 1996 AND 1995

Net sales for the quarter ended September 30, 1996 totaled $338.0 million, a 12.5 percent increase over the comparable period in the prior year. Sales increased 15.1 percent exclusive of currency effects. The Consumer, Professional and OEM Groups all reported higher sales.

The Consumer Group reported higher sales as JBL, Infinity and Harman Kardon increased market share both domestically and abroad. Infinity's launch of the new Compositions Overture line of high performance loudspeakers contributed to the growth.

The Professional Group contributed higher sales for the quarter. JBL Professional sales benefited from vigorous cinema installation activity in most major markets worldwide. Soundcraft's higher sales reflected strong demand for its new Ghost mixing console. AKG and Studer operations both improved substantially.

The OEM Group produced sales growth in excess of 20 percent.  Its
Audio for Computers unit completed the first full quarter of sales of JBL-Pro branded audio systems to Compaq for its new line of Presario personal computers. Shipments of high fidelity systems to the automakers increased over last year in part because of the addition of new models at Chrysler, Toyota and Mitsubishi. Audio system shipments for the Chrysler Minivan and the Dodge Ram Pickup in the United States were particularly strong. Becker reported increased sales to its major customers, Mercedes Benz, BMW and Porsche. During the first quarter, BMW awarded all BMW 5-Series radio production for the 1998 model year to Becker.

The gross profit margin for the quarter ended September 30, 1996 was
28.0 percent ($94.8 million) compared to 29.8 percent ($89.5 million) in the prior year. The decrease in the gross profit margin rate for the quarter reflects the impact of start-up costs associated with the new Audio for Computers unit and aggressive pricing in certain consumer product lines to build market share.

Operating income as a percentage of sales was 5.2 percent ($17.5 million) for the quarter ended September 30, 1996 compared with 5.4 percent ($16.3 million) for the same period in the prior year. The lower operating income percentage results from lower gross margin as discussed above partially offset by a decrease in selling, general and administrative expenses as a percentage of sales.

Interest expense for the three months ended September 30, 1996 of $6.2 million was down from last year's $6.9 million. Average borrowings outstanding were $307.1 million for the first quarter of fiscal 1997, down from $323.8 million for the same period in the prior year. Lower average borrowings result from the May 1996 secondary stock offering, partially offset by increased working capital requirements and cash outlays for the Madrigal acquisition and the final settlement of the Becker acquisition.

The average interest rate on borrowings was 8.0 percent for the first quarter, down from 8.6 percent for the first quarter of the prior year. The decrease in average interest rates results from changes in the mix of borrowings to include a larger portion under the committed revolving credit facility, which carries interest rates at LIBOR plus 0.25 percent. The borrowing rate was reduced during the first quarter from LIBOR plus 0.30 percent due to the achievement of certain financial criteria in fiscal 1996. Interest expense as a percentage of sales was 1.8 percent for the first quarter of fiscal 1997, down from 2.3 percent for the comparable period in the previous year.

Income before income taxes and minority interest for the first quarter of fiscal 1997 was $11.1 million, up from $9.1 million in the prior year.

The effective tax rate for the first quarter of fiscal 1997 was 32.0 percent compared with 34.5 percent in the same period a year ago. The decrease in the effective tax rate is due to the restructuring of certain foreign subsidiaries to take advantage of prior years' tax losses and the utilization of tax loss carryforwards at certain foreign subsidiaries. The Company calculates its effective tax rate based upon its current estimate of annual results.

Net income for the three months ended September 30, 1996 was $7.6 million, or $0.41 per share, compared with $5.9 million, or $0.36 per share, in the previous year.

FINANCIAL CONDITION
---------------------------------

Net working capital at September 30, 1996 was $405.8 million, compared with $377.3 million at June 30, 1996. Working capital increased primarily due to the increase in inventories from $308.1 million at June 30, 1996 to $331.6 million at September 30, 1996. Higher inventory levels result from increased sales volume and new product introductions.

Borrowings under the revolving credit facility at September 30, 1996 were $159.4 million, comprised of swing line borrowings of $10.1 million, which are included in notes payable, and competitive advance borrowings and revolving credit borrowings of $149.3 million. Borrowings under the revolving credit facility at June 30, 1996 were $120.9 million, comprised of swing line borrowings of $12.9 million and competitive advance borrowings and revolving credit borrowings of $108.0 million. Increased borrowings reflect the financing of higher working capital requirements as discussed above.



OTHER

The Company sold its Pyle Industries automotive aftermarket manufacturing unit in October 1996. The disposition does not materially impact the financial position of the Company.





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


HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
	      (Registrant)

DATE:  November 7, 1996                BY:         /s/ Sidney Harman
                                                                        -------------------------------
                                                                        Sidney Harman
                                                                        Chairman and Chief
                                                                         Executive Officer


DATE:  November 7, 1996                BY:        /s/ Bernard A. Girod
                                                                        -------------------------------
                                                                        Bernard A. Girod
                                                                        President, Chief Operating
                                                                        Officer, Chief Financial
                                                                        Officer and Secretary


















11