Form 10-Q
period 1996-12-31
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 1997-02-07
CIK 800459

                                          FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.   20549

                  Quarterly Report under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                   For Quarter Ended:  December 31, 1996

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

18,447,451 shares of Common Stock, $.01 par value, at January 31, 1997.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                            AND SUBSIDIARIES

                                       INDEX


PART I.  FINANCIAL INFORMATION                               PAGE NO.

Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets -
       December 31, 1996 and June 30, 1996                                    3

   Condensed Consolidated Statements of Operations -
       Three and six months ended December 31, 1996 and 1995     4

   Condensed Consolidated Statements of Cash Flows -
       Six months ended December 31, 1996 and 1995                      5

   Notes to Condensed Consolidated Financial Statements              6

Item 2.  Management's Discussion and Analysis of the Results
	 of Operations and Financial Condition                             7-9


PART II.  OTHER INFORMATION                                          10-11


SIGNATURES                                                                   12

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
  HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 1996 AND JUNE 30, 1996
                                    (000s omitted except per share amounts)

                                                                          (Unaudited)            (Audited)
ASSETS                                                                  12/31/96                 06/30/96
                                                                              --------------             --------------
Current assets
   Cash and short-term investments                     $       8,591                          303
   Receivables (less allowance for doubtful
      accounts of $10,005 at December 31,
      1996 and $9,962 at June 30, 1996)                    323,874                   298,110
   Inventories                                                             329,362                   308,051
   Other current assets                                                  47,151                     45,506
                                                                              --------------             --------------
Total current assets                                                   708,978                   651,970
                                                                              --------------             --------------
Property, plant and equipment, net                          205,819                   200,958
Excess of cost over fair value of assets
   acquired, net                                                          127,325                   129,940
Other assets                                                                 16,609                     13,341
                                                                              --------------             --------------
Total assets                                                          $1,058,731                   996,209
                                                                              --------------             --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Notes payable                                                   $     24,029                     26,367
   Current portion of long-term debt                           24,683                       6,423
   Accounts payable                                                  100,342                   109,565
   Accrued liabilities                                                 135,986                   132,304
                                                                              --------------             --------------
Total current liabilities                                             285,040                   274,659
                                                                              --------------             --------------
Borrowings under revolving credit
   facility                                                                   152,511                    107,986
Senior long-term debt                                                18,488                      37,125
Subordinated long-term debt                                   108,750                    109,500
Other non-current liabilities                                      28,771                      29,603
Minority interest                                                             747                           859
Shareholders' equity
Common stock, $.01 par value                                      187                           186
Additional paid-in capital                                        294,719                   293,993
Equity adjustment from foreign currency
      translation                                                             (2,947)                     (4,906)
Retained earnings                                                    172,465                    147,204
                                                                              --------------             --------------
Total shareholders' equity                                       464,424                   436,477
                                                                              --------------             --------------
Total liabilities and shareholders' equity            $1,058,731                  996,209
                                                                              --------------             --------------

See accompanying Notes to Condensed Consolidated Financial Statements.


HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                  (000s omitted except per share amounts)
                                                   (UNAUDITED)

                                                 Three Months Ended             Six Months Ended
                                                        December 31,                       December 31,
                                                       1996              1995                 1996              1995
                                                 -------------     -------------        -------------     -------------
Net sales                                 $   401,319        348,669             739,322         649,143
Cost of sales                                283,725        240,754             526,934         451,742
                                                 -------------     -------------        -------------     -------------
Gross profit                                 117,594        107,915             212,388         197,401
Selling, general and
    administrative expenses            82,800          77,489             160,085         150,702
                                                 -------------     -------------        -------------     -------------
Operating income                         34,794          30,426                52,303           46,699
Other expenses
  Interest expense                            6,736            7,538                12,894           14,475
  Miscellaneous, net                           294               590                     514                865
                                                 -------------     -------------        -------------     -------------
Income before income taxes
   and minority interest                  27,764          22,298                38,895          31,359

Income tax expense                        8,208             6,825               11,770             9,948
Minority interest                                 --                    11                      --                    45
                                                 -------------     -------------        -------------     -------------
Net income                              $    19,556          15,462               27,125           21,366
                                                 -------------     -------------        -------------     -------------
Net income per common share$      1.05               0.95                  1.46                1.31
                                                 -------------     -------------        -------------     -------------
Weighted average number of
     common shares outstanding    18,652          16,258               18,642           16,248
                                                 -------------     -------------        -------------     -------------



See accompanying Notes to Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                     ($000s omitted)       (UNAUDITED)

                                                                                    1996                  1995
                                                                                    -------------        -------------
Cash flows from operating activities:
   Net income                                                             $    27,125              21,366
                                                                                    -------------        -------------
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation                                                                 24,834              24,953
   Amortization of intangible assets                                  2,662                2,771
   Amortization of deferred income                                       --                   (646)
Changes in assets and liabilities, net of effects
   from purchase of companies:
Decrease (increase) in:
   Receivables                                                                 (26,542)           (10,056)
   Inventories                                                                  (24,006)           (40,672)
   Other current assets                                                      (1,645)              (2,700)
Increase (decrease) in:
   Accounts payable                                                         (8,239)              (1,996)
   Accrued liabilities                                                          4,361            (14,530)
                                                                                    -------------        -------------
Total adjustments                                                      $  (28,575)            (42,876)
                                                                                    -------------        -------------
Net cash provided by (used in) operating activities $    (1,450)            (21,510)
                                                                                    -------------        -------------
Cash flows from investing activities:
   Payment for purchase of companies,
     net of cash acquired                                              $           --             (11,064)
   Proceeds from disposition of assets                               1,631                   171
   Capital expenditures                                                   (32,265)           (33,656)
   Other items, net                                                            (2,122)                  185
                                                                                    -------------        -------------
Net cash used in investing activities                         $  (32,756)           (44,364)
                                                                                    -------------        -------------
Cash flows from financing activities:
   Borrowings on (repayments of) lines of credit      $    (2,338)             (8,948)
   Net proceeds from long-term debt                               44,010              77,317
   Dividends paid to shareholders                                    (1,864)             (1,594)
   Effect of stock option program                                         727                   702
   Net change, foreign currency translation                      1,959                  (499)
                                                                                    -------------        -------------
Net cash flow provided by financing activities        $   42,494              66,978
                                                                                    -------------        -------------
Net increase (decrease) in cash and
   short-term investments                                                   8,288                1,104
Cash and short-term investments
   at beginning of period                                                       303              11,252
                                                                                    -------------        -------------
Cash and short-term investments at end of period   $      8,591              12,356
                                                                                    -------------        -------------
Supplemental disclosures of cash flow information:
   Interest paid                                                            $    11,501              12,629
   Income taxes paid                                                   $     5,593                7,890
Supplemental schedule of non-cash investing activities:
   Fair value of assets acquired                                  $           --                14,650
   Cash paid for the capital stock                                            --                11,757
                                                                                    -------------        -------------
   Liabilities assumed                                                 $           --                  2,893
                                                                                    -------------        -------------

See accompanying Notes to Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

The Company's Condensed Consolidated Financial Statements for the three months and six months ended December 31, 1996 and 1995, have not been audited by the Company's independent auditors; however, in the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company and subsidiaries as of December 31, 1996 and the results of their operations and their cash flows for the periods presented.

The results of operations for the six months ended December 31, 1996, are not necessarily indicative of the results to be expected for the full year.


NOTE B - COMMON STOCK RETIREMENT

In January 1997, the Company purchased and retired 220,000 shares of its Common Stock.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
		RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
------------------------------------
COMPARISON OF THE THREE AND SIX MONTH PERIODS ENDED
DECEMBER 31, 1996 AND 1995
Net sales for the quarter ended September 30, 1996 totaled $401.3 million, a 15.1 percent increase over the comparable period in the prior year. Exclusive of currency effects, sales increased 17.8 percent. For the first half of the year, sales increased 13.9 percent to $739.3 million. Exclusive of currency effects, sales rose 16.6 percent in the first half.

The Consumer Group, including JBL, Infinity and Harman Kardon, experienced strong sales growth despite softness in the consumer electronics market. Each, we believe, increased market share.

The Professional Group performed well in the quarter and the first half. JBL Professional sales benefited from vigorous cinema installation activity in most major markets worldwide. Soundcraft and Lexicon also reported sales growth.

The OEM Group produced excellent results. Shipments of high fidelity systems to the automakers increased over the prior year, reflecting the addition of new models, including the Toyota Camry, two new
Mitsubishi platforms and European production models of the Jeep
Grand Cherokee and the Chrysler Minivan. Audio system shipments for Chrysler's minivan models in the United States and the Dodge Ram pickup trucks also increased over the prior year. Sales in the quarter and the first half included our first substantial shipment to Compaq for its Presario line.

The gross profit margin for the quarter ended December 31, 1996 was
29.3 percent ($117.6 million) compared to 31.0 percent ($107.9 million) in the prior year. The gross profit margin for the first half of fiscal 1997 was 28.7 percent ($212.4 million) compared to 30.4 percent ($197.4 million) in the previous year. The decrease in the gross profit margin rate reflects the impact of start-up costs associated with the Audio for Computers unit and the effect of a larger percentage of consumer product sales in the total sales mix.

Operating income as a percentage of sales was 8.7 percent ($34.8 million) for the quarter ended December 31, 1996, equal to 8.7 percent

($30.4 million) for the same period in the prior year. For the first half, operating income as a percentage of sales was 7.0 percent ($52.3 million) compared to 7.2 percent ($46.7 million) in the prior year. For the quarter and the first half, lower gross profit margins were offset by reduced selling, general and administrative costs. Selling, general and administrative costs were lower due to the reduction of overhead costs at Becker and the reduction of research and development and other costs of discontinued operations.

Interest expense for the three months ended December 31, 1996 of $6.7 million was down from last year's $7.5 million. For the six months ended December 31, 1996, interest expense was $12.9 million, down from $14.5 million last year. Average borrowings outstanding were $329.7 million for the second quarter of fiscal 1997 and $317.4 million for the first half, down from $366.8 million and $343.1, respectively, for the same periods in the prior year. Lower average borrowings result from the May 1996 secondary stock offering, partially offset by increased working capital requirements and the third quarter fiscal 1996 cash payment for final settlement of the Becker acquisition.

The average interest rate on borrowings was 8.2 percent for the second quarter and 8.1 percent for the six months ended December 31, 1996.
The average interest rates for the comparable periods in the prior year were 8.2 percent and 8.4 percent, respectively. The decrease in average interest rates results from lower interest rates in Europe and a decrease in the percentage of borrowings under the revolving credit facility drawn in the United States, which generally carry higher interest rates than European and Japanese borrowings. Also, the interest rate on the revolving credit facility was reduced in fiscal 1997 from LIBOR plus
0.30 percent to LIBOR plus 0.25 percent due to the achievement of certain financial criteria in fiscal 1996. Interest expense as a percentage of sales was 1.7 percent for the second quarter and the first half of fiscal 1997, down from 2.2 percent for the same periods in the previous year.

Income before income taxes and minority interest for the second quarter of fiscal 1997 was $27.8 million, up from $22.3 million in the prior year. For the six months ended December 31, 1996, income before income taxes and minority interest was $38.9 million, compared with $31.4 million in the prior year period.

The effective tax rate for the second quarter of fiscal 1997 was 29.6 percent compared with 30.6 percent in the same period a year ago. The effective tax rate for the first half of fiscal 1997 was 30.3 percent compared with 31.7 percent last year. The lower effective tax rate is due to the restructuring of certain foreign subsidiaries to realize the benefit of current and prior year tax losses and the utilization of tax loss carryforwards at certain foreign subsidiaries. The Company calculates its effective tax rate based upon its current estimate of annual results.

Net income for the three months ended December 31, 1996 was $19.6 million, or $1.05 per share, compared with $15.5 million, or $0.95 per share, in the previous year. Net income for the first half of fiscal 1997 was $27.1 million, or $1.46 per share, compared with $21.4 million, or $1.31 per share, in the prior year.


FINANCIAL CONDITION
---------------------------------

Net working capital at December 31, 1996 was $423.9 million, compared with $377.3 million at June 30, 1996. Working capital increased primarily due to higher inventories ($308.1 million at June 30, 1996 and $329.4 million at December 31, 1996) and higher accounts receivable ($298.1 million at June 30, 1996 and $323.9 million at December 31, 1996). Inventories have increased primarily to support new OEM customers Compaq and Toyota and to support higher sales of JBL Professional loudspeakers. Accounts receivable balances are higher due to increased sales in the Consumer, Professional and OEM businesses.

Borrowings under the revolving credit facility at December 31, 1996 were $159.9 million, comprised of swing line borrowings of $7.4 million, which are included in notes payable, and competitive advance borrowings and revolving credit borrowings of $152.5 million. Borrowings under the revolving credit facility at June 30, 1996 were $120.9 million, comprised of swing line borrowings of $12.9 million and competitive advance borrowings and revolving credit borrowings of $108.0 million. Increased borrowings reflect the financing of higher working capital requirements as discussed above.


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

	(a) The date of the annual meeting of stockholders was November 13, 1996.

	(b) Dr. Sidney Harman was re-elected as a director of the Company with 16,728,012 affirmative votes and 167,412 votes withholding authority. Dr. Harman will serve a three-year term expiring at the 1999 Annual Meeting of Stockholders.

	       Ms. Shirley Hufstedler was re-elected as a director of the Company with 16,786,957 affirmative votes and 108,467 votes withholding authority. Ms. Hufstedler will serve a three-year term expiring at the 1999 Annual Meeting of Stockholders.

	(c) The proposal to amend and restate the 1992 Incentive Plan was approved with 13,138,101 affirmative votes, 2,762,429 negative votes and 994,994 votes withholding authority, which includes abstensions and broker non-votes.

Item 5.	Other Information

	Frank Meredith was named Vice President of Finance and
	Administration and Chief Financial Officer of Harman
	International Industries, Inc., on February 5, 1997.

Item 6.	Exhibits and Reports on Form 8-K

	(a)  Exhibits required by Item 601 of Regulation S-K

	       None.

	(b)  Reports on Form 8-K

	       None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
	      (Registrant)

DATE:  February 7, 1997                BY:         /s/ Bernard A. Girod
                                                                        -------------------------------
                                                                        Bernard A. Girod
                                                                        President, Chief Operating
                                                                        Officer and Secretary


DATE:  February 7, 1997                BY:        /s/ Frank Meredith
                                                                        -------------------------------
                                                                        Frank Meredith
                                                                        Vice President of Finance
                                                                        and Administration and
                                                                        Chief Financial Officer

