Form 10-Q
period 1997-03-31
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 1997-05-12
CIK 800459

                                          FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.   20549

                  Quarterly Report under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                   For Quarter Ended:  March 31, 1997

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

18,454,068 shares of Common Stock, $.01 par value, at April 30, 1997.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                            AND SUBSIDIARIES

                                       INDEX


PART I.  FINANCIAL INFORMATION                             PAGE NO.

Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets -
       March 31, 1997 and June 30, 1996                                       3

   Condensed Consolidated Statements of Operations -
       Three and nine months ended March 31, 1997 and 1996     4

   Condensed Consolidated Statements of Cash Flows -
       Nine months ended March 31, 1997 and 1996                      5

   Notes to Condensed Consolidated Financial Statements          6

Item 2.  Management's Discussion and Analysis of the
	  Results of Operations and Financial Condition            7-10


PART II.  OTHER INFORMATION                                         11


SIGNATURES                                                                   12

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
  HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                MARCH 31, 1997 AND JUNE 30, 1996
                                    (000s omitted except per share amounts)

                                                                          (Unaudited)            (Audited)
ASSETS                                                                  03/31/97                 06/30/96
                                                                              --------------             --------------
Current assets
   Cash and short-term investments                     $       4,951                          303
   Receivables (less allowance for doubtful
      accounts of $9,459 at March 31,
      1997 and $9,962 at June 30, 1996)                    300,635                   298,110
   Inventories                                                             330,232                   308,051
   Other current assets                                                  49,519                     45,506
                                                                              --------------             --------------
Total current assets                                                   685,337                   651,970
                                                                              --------------             --------------
Property, plant and equipment, net                          204,824                   200,958
Excess of cost over fair value of assets
   acquired, net                                                          118,114                   129,940
Other assets                                                                 13,902                     13,341
                                                                              --------------             --------------
Total assets                                                          $1,022,177                   996,209
                                                                              --------------             --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Notes payable                                                   $     11,208                     26,367
   Current portion of long-term debt                           23,364                       6,423
   Accounts payable                                                    96,370                   109,565
   Accrued liabilities                                                 116,932                   132,304
                                                                              --------------             --------------
Total current liabilities                                             247,874                   274,659
                                                                              --------------             --------------
Borrowings under revolving credit
   facility                                                                   170,398                    107,986
Senior long-term debt                                                15,382                      37,125
Subordinated long-term debt                                   108,750                    109,500
Other non-current liabilities                                      26,956                      29,603
Minority interest                                                             730                           859
Shareholders' equity
Common stock, $.01 par value                                      185                           186
Additional paid-in capital                                        283,908                   293,993
Equity adjustment from foreign currency
      translation                                                           (13,872)                     (4,906)
Retained earnings                                                    181,866                    147,204
                                                                              --------------             --------------
Total shareholders' equity                                       452,087                   436,477
                                                                              --------------             --------------
Total liabilities and shareholders' equity            $1,022,177                  996,209
                                                                              --------------             --------------

See accompanying Notes to Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (000s omitted except per share amounts)
                                                   (UNAUDITED)

                                                  Three Months Ended            Nine Months Ended
                                                            March 31,                           March 31,
                                                        1997              1996                1997              1996
                                                  -------------     -------------       -------------     -------------
Net sales                                  $   358,140        339,339         1,097,462         988,482
Cost of sales                                 254,598        235,909            781,532         687,651
                                                  -------------     -------------       -------------     -------------
Gross profit                                  103,542        103,430            315,930         300,831
Selling, general and
    administrative expenses            82,854           75,712            242,939         226,414
                                                  -------------     -------------       -------------     -------------
Operating income                          20,688          27,718               72,991           74,417
Other expenses
  Interest expense                             6,077            7,207               18,971           21,682
  Miscellaneous, net                              (7)              258                    507             1,123
                                                  -------------     -------------       -------------     -------------
Income before income taxes
   and minority interest                   14,618          20,253              53,513           51,612

Income tax expense                         4,254             6,384              16,024           16,332
Minority interest                                   40                (18)                    40                   27
                                                  -------------     -------------       -------------     -------------
Net income                               $   10,324          13,887               37,449           35,253
                                                  -------------     -------------       -------------     -------------
Net income per common share $      0.56               0.86                 2.02                2.17
                                                  -------------     -------------       -------------     -------------
Weighted average number of
     common shares outstanding     18,468          16,242              18,585           16,177
                                                  -------------     -------------       -------------     -------------



See accompanying Notes to Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                     ($000s omitted)       (UNAUDITED)

                                                                                    1997                  1996
                                                                                    -------------        -------------
Cash flows from operating activities:
   Net income                                                             $    37,449              35,253
                                                                                    -------------        -------------
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation                                                                 36,275              35,110
   Amortization of intangible assets                                  3,760                4,567
   Amortization of deferred income                                       --                   (969)
Changes in assets and liabilities, net of effects
   from purchase of companies:
(Increase) in:
   Receivables                                                                   (3,303)             (2,799)
   Inventories                                                                  (24,876)            (62,152)
   Other current assets                                                      (4,013)              (6,659)
Increase (decrease) in:
   Accounts payable                                                       (12,211)              11,962
   Accrued liabilities                                                       (14,693)            (28,871)
                                                                                    -------------        -------------
Total adjustments                                                      $  (19,061)            (49,811)
                                                                                    -------------        -------------
Net cash provided by (used in) operating activities $    18,388             (14,558)
                                                                                    -------------        -------------
Cash flows from investing activities:
   Payment for purchase of companies,
     net of cash acquired                                              $           --             (18,650)
   Proceeds from disposition of assets                               1,631               7,013
   Capital expenditures                                                   (50,594)           (53,175)
   Other items, net                                                            14,749                5,104
                                                                                    -------------        -------------
Net cash used in investing activities                         $  (34,214)           (59,708)
                                                                                    -------------        -------------
Cash flows from financing activities:
   Borrowings on (repayments of) lines of credit      $  (15,159)            (5,472)
   Net proceeds from long-term debt                               57,472             87,960
   Dividends paid to shareholders                                    (2,787)             (2,396)
   Stock retirement                                                          (11,000)                  --
   Effect of stock option program                                         914                1,576
   Net change, foreign currency translation                     (8,966)             (8,778)
                                                                                    -------------        -------------
Net cash flow provided by financing activities        $   20,474              72,890
                                                                                    -------------        -------------
Net increase (decrease) in cash and
   short-term investments                                                  4,648               (1,376)
Cash and short-term investments
   at beginning of period                                                      303              11,252
                                                                                    -------------        -------------
Cash and short-term investments at end of period   $      4,951               9,876
                                                                                    -------------        -------------
Supplemental disclosures of cash flow information:
   Interest paid                                                            $    18,100             20,361
   Income taxes paid                                                   $    14,515             13,401
Supplemental schedule of non-cash investing activities:
   Fair value of assets acquired                                  $           --               14,650
   Cash paid for the capital stock                                            --               11,757
                                                                                    -------------        -------------
   Liabilities assumed                                                 $           --                 2,893

See accompanying Notes to Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

The Company's Condensed Consolidated Financial Statements for the three months and nine months ended March 31, 1997 and 1996, have not been audited by the Company's independent auditors; however, in the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company and subsidiaries as of March 31, 1997 and the results of their operations and their cash flows for the periods presented.

The results of operations for the nine months ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year.


NOTE B - COMMON STOCK RETIREMENT

In January 1997, the Company purchased and retired 220,000 shares of its Common Stock.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
		RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
------------------------------------
COMPARISON OF THE THREE AND NINE MONTH PERIODS ENDED
MARCH 31, 1997 AND 1996
Net sales for the quarter ended March 31, 1997 totaled $358.1 million, a 6 percent increase over the comparable period in the prior year.
Exclusive of currency effects, sales rose 10 percent. For the first nine months of the year, sales increased 11 percent to $1.1 billion. Exclusive of currency effects, sales rose 14 percent in the first nine months.

The Consumer Group reported sales increases for the third quarter and the first nine months compared to the same periods in the prior year. Sales were up excluding currency effects. JBL sales were particularly strong in the face of soft market conditions in the U.S.

The Professional Group reported third quarter sales matching the same period in the prior year and higher sales for the first nine months. Strong gains at JBL Professional, Lexicon and the Harman Music
Group were offset by lower sales at Studer due to delays in shipment of automated broadcast equipment to customers in emerging nations, and lower sales at AKG to a large OEM customer.

The OEM Group produced higher sales for the third quarter and the first nine months. Shipments of high fidelity systems to the automakers increased over the prior year, reflecting the addition of new models and growing penetration rates. The addition of the Toyota Camry to our customer base and higher audio system shipments for Dodge's pickup truck line contributed to the growth. Sales in the quarter and the first nine months included shipments to Compaq for its new Presario line.

The gross profit margin for the quarter ended March 31, 1997 was 28.9 percent ($103.5 million) compared to 30.5 percent ($103.4 million) in the prior year. The gross profit margin for the first nine months of fiscal 1997 was 28.8 percent ($315.9 million) compared to 30.4 percent
($300.8 million) in the previous year. The decrease in the gross profit margin rate for the quarter and the first nine months results from the Studer and AKG third quarter sales shortfalls, the effect of the strong dollar on the Company's European and Asian distribution companies' profit margins, and lower than anticipated sales volume and higher factory start-up costs for the Audio for Computers unit.

Operating income as a percentage of sales was 5.8 percent ($20.7 million) for the quarter ended March 31, 1997, compared to 8.2 percent ($27.7 million) for the same period in the prior year. Selling, general and administrative costs were 23.1 percent of sales for the third quarter compared to 22.3 percent in the prior year. The operating income percentage decreased in the third quarter due to lower gross profit margins and higher selling, general and administrative costs as a percentage of sales. The increase in the selling, general and administrative cost percentage for the quarter reflects a $2.5 million (18%) increase in research and development expenditures over the prior year and lower than anticipated sales volume. Major product development efforts include new Harman Kardon products featuring
Dolby Digital (AC-3), home mini-systems and the OEM Group's development of automotive audio/navigation systems.

For the first nine months, operating income as a percentage of sales was
6.7 percent ($73.0 million) compared to 7.5 percent ($74.4 million) in the prior year. Selling, general and administrative costs were 22.1 percent of sales for the nine months ended March 31, 1997, down from
22.9 percent for the same period in the prior year. The lower operating income percentage for the first nine months is due to lower gross profit margins, partially offset by lower selling, general and administrative costs as a percentage of sales resulting from overhead reduction at Becker.

Interest expense for the three months ended March 31, 1997 of $6.1 million was down from $7.2 million in the same quarter last year. For the nine months ended March 31, 1997, interest expense was $19.0 million, down from $21.7 million last year. Average borrowings outstanding were $327.9 million for the third quarter of fiscal 1997 and $320.5 million for the first nine months, down from $379.7 million and $354.6, respectively, for the same periods in the prior year. Lower average borrowings result from the May 1996 secondary stock offering, partially offset by increased working capital requirements and the January 1997 retirement of 220,000 shares of Common Stock.

The average interest rate on borrowings was 7.4 percent for the third quarter and 7.9 percent for the nine months ended March 31, 1997. The average interest rates for the comparable periods in the prior year were
7.6 percent and 8.2 percent, respectively. The decrease in average interest rates results from lower interest rates in Europe and a decrease in the percentage of borrowings under the revolving credit facility drawn in U.S. dollars, which generally carry higher interest rates than borrowings in European currencies and Japanese yen. Also, the interest rate on the revolving credit facility was reduced in fiscal 1997 from

LIBOR plus 0.30 percent to LIBOR plus 0.25 percent due to the Company's achievement of certain financial performance criteria.
Interest expense as a percentage of sales was 1.7 percent for the third quarter and the first nine months of fiscal 1997, down from 2.1 percent and 2.2 percent for the same periods in the previous year, respectively.

Income before income taxes and minority interest for the third quarter of fiscal 1997 was $14.6 million, compared to $20.3 million in the prior year. For the nine months ended March 31, 1997, income before income taxes and minority interest was $53.5 million, compared with $51.6 million in the prior year period.

The effective tax rate for the third quarter of fiscal 1997 was 29.1 percent compared with 31.5 percent in the same period a year ago. The effective tax rate for the first nine months of fiscal 1997 was 29.9 percent compared with 31.6 percent last year. The lower effective tax rate is due to the restructuring of certain foreign subsidiaries to realize the benefit of current and prior year tax losses and the utilization of tax loss carryforwards at certain foreign subsidiaries. The Company calculates its effective tax rate based upon its current estimate of annual results.

Net income for the three months ended March 31, 1997 was $10.3 million, or $0.56 per share, compared with $13.9 million, or $0.86 per share, in the prior year. Net income for the first nine months of fiscal 1997 was $37.4 million, or $2.02 per share, compared with $35.3 million, or $2.17 per share, in the prior year. Earnings per share is based on an additional 2.2 million (14 percent) shares outstanding compared to the prior year due to the May 1996 stock offering.


FINANCIAL CONDITION
---------------------------------

Net working capital at March 31, 1997 was $437.5 million, compared with $377.3 million at June 30, 1996. Working capital increased primarily due to higher inventories ($308.1 million at June 30, 1996 and $330.2 million at March 31, 1997) and lower accounts payable and accrued liabilities ($241.9 million at June 30, 1996 and $213.3 million at March 31, 1997). Inventories have increased primarily to support sales to new OEM customers Compaq and Toyota and to support higher sales. Lower accounts payable and accrued liabilities reflect the timing of payments to vendors and the timing of payments for interest and taxes.

Borrowings under the revolving credit facility at March 31, 1997 were $175.5 million, comprised of swing line borrowings of $5.1 million, which are included in notes payable, and competitive advance borrowings and revolving credit borrowings of $170.4 million. Borrowings under the revolving credit facility at June 30, 1996 were $120.9 million, comprised of swing line borrowings of $12.9 million and competitive advance borrowings and revolving credit borrowings of $108.0 million. Increased borrowings reflect the financing of higher working capital requirements, the January 1997 Common Stock retirement and fiscal year 1997 capital expenditures.

The Company's borrowings at March 31, 1997 include $64.5 million of subordinated debt callable on August 1, 1997 and $17.5 million of senior debt due on September 30, 1997. The Company intends to refinance these obligations or to repay them using its lines of credit.

OTHER
----------

The Company announced in its April 3, 1997 press release that in the second half of calendar 1998 it will begin supplying JBL branded audio systems to Toyota. Toyota will offer the JBL systems in the dominant portion of its United States models and in some vehicles produced for sale in Asia only. The Company currently supplies non-branded audio systems for the Toyota Avalon and Camry models.

The strike at Chrysler's Mound Road Engine Plant, which began on
April 10 and was settled on May 9, resulted in reduced demand for our auto and truck music systems in the fourth quarter. It is likely that most of the reductions will not be recovered this year, which will affect fourth quarter results.



	Except for historical information contained herein, the matters discussed are forward-looking statements which involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements, including, but not limited to the effect of economic conditions, product demand, currency exchange rates, competitive products and other risks detailed in the Company's other Securities and Exchange Commission filings.

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

	(a)  Exhibits required by Item 601 of Regulation S-K
	       None.

	(b)  Reports on Form 8-K

	       Form 8-K, dated March 17, 1997, filed on March 17, 1997, containing the following items:
       Item 5. Press release announcing outlook for the third and fourth quarters of fiscal 1997.

	       Form 8-K, dated April 3, 1997, filed April 3, 1997, containing the following:
	       Item 5. Press release disclosing Harman management remarks to financial analysts.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
	      (Registrant)



DATE:  May 12, 1997      BY:     /s/ Bernard A. Girod
                                                -------------------------------
                                                  Bernard A. Girod
                                                  President, Chief Operating
                                                  Officer and Secretary


DATE:  May 12, 1997      BY:     /s/ Frank Meredith
                                                -------------------------------
                                                  Frank Meredith
                                                  Vice President of Finance
                                                   and Administration and
                                                   Chief Financial Officer