Form 10-K405
period 1997-06-30
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 1997-09-16
CIK 800459

        Securities and Exchange Commission
            Washington, D.C.  20549
                   Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

       For the fiscal year ended June 30, 1997

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

Registrant's telephone number, including area code: (202)393-1101

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

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of August 31, 1997, was $789,489,972.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 18,474,918 shares of Common Stock, par value $.01 per share, as of August 31, 1997.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended June 30, 1997, are incorporated by reference in Part I, Item 1, and Part II, Items 5, 7 and 8.

     Portions of the Registrant's definitive Proxy Statement relating to the 1997 Annual Meeting of Stockholders are incorporated by reference in
Part III, Items 10 (as related to Directors), 11, 12, and 13.

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.    X YES    NO

                                    Page 1 of 113

                   THIS PAGE LEFT BLANK INTENTIONALLY

TABLE OF CONTENTS

PART I
                                                        Page

Item 1.    Business....................................   5
Item 2.    Properties..................................  28
Item 3.    Legal Proceedings...........................  29
Item 4.    Submission of Matters to a Vote of
               Security Holders........................  29
               Executive Officers of the Registrant....  29

PART II
Item 5.    Market for the Registrant's Common
               Equity and Related Stockholder
               Matters.................................  32
Item 6.    Selected Financial Data.....................  32
Item 7.    Management's Discussion and
               Analysis of Financial Condition and
               Results of Operations...................  32
Item 8.    Consolidated Financial Statements
               and Supplementary Data..................  33
Item 9.    Disagreements on Accounting and
                Financial Disclosure...................  33

PART III
Item 10.   Directors and Executive Officers of
                 the Registrant........................  33
Item 11.   Executive Compensation......................  33
Item 12.   Security Ownership of Certain
                 Beneficial Owners and Management......  33
Item 13.   Certain Relationships and Related
                 Transactions..........................  33

PART IV
Item 14.   Exhibits, Financial Statement
                Schedules and Reports on Form 8-K......  33
                List of Financial Statements and
                Financial Statement Schedules..........  37
                Independent Auditor's Report...........  39
                Index to Exhibits......................  41

		THIS PAGE LEFT BLANK INTENTIONALLY

PART I


ITEM 1.	BUSINESS


General Business

     Harman International Industries, Incorporated (together with its subsidiaries, "Harman" or the "Company"), a Delaware corporation formed in 1980, is a worldwide leader in the design, manufacture and marketing of high-quality high-fidelity audio products targeted primarily at the consumer, professional and original equipment manufacturer
("OEM") markets. For almost 50 years, the Company and its predecessors have been leaders and innovators in creating loudspeakers and electronic audio products that deliver superior sound. The Company believes that its JBL, Mark Levinson, Infinity and Harman Kardon brand names are well-known worldwide for premium quality and performance.
Since its formation in 1980, the Company has developed, internally and through a series of strategic acquisitions, a broad range of product offerings sold under renowned brand names in each of its three major markets. Concurrently, the Company has developed its engineering, manufacturing and distribution capabilities worldwide to achieve the benefits of vertical integration of design, manufacturing and marketing.

     The Company's operations are organized into three primary Groups:
the Consumer Group, the Professional Group and the OEM Group. From September 1993 through March 1995, the Company completed four strategic acquisitions to strengthen the competitive position of each of the three Groups in terms of market, product and technology. The companies acquired were: AKG Akustiche und Kino-Gerate Gesselschaft m.b.H.
("AKG"), a manufacturer of microphones based in Austria; Studer Revox
AG ("Studer"), a manufacturer of broadcast and recording systems based in Switzerland; Becker GmbH ("Becker"), a high technology manufacturer of automotive head units (radio/cassette deck/CD player) based in Germany; and Madrigal Audio Laboratories, Inc. ("Madrigal"), the manufacturer of the prestigious Mark Levinson and Proceed brands of consumer electronics products, based in Connecticut. Through these acquisitions, the Company has broadened each Group's range of product offerings, thereby enabling the Company to offer complete systems solutions to customers in its principal markets.

     Consumer Group

     The Company's Consumer Group designs, manufactures and markets loudspeakers under the JBL and Infinity brand names for home and automotive audio systems. The Company also designs, manufactures and markets a broad range of consumer electronics products under the Harman Kardon, Mark Levinson, Citation, AudioAccess and Proceed brand names. The Company has the preeminent portfolio of brand names and range of product offerings in the consumer audio market. The JBL, Infinity and Harman Kardon brands are recognized throughout the world for superior sound quality and good value. High-end amplifiers and other electronic components bearing the Mark Levinson, Citation and Proceed brand names are acclaimed for their superior build quality and state-of-the-art sound reproduction.

     The Company has leveraged its strong brand names in growing consumer audio markets such as the home theater/multi-channel arena and the mini-systems market. Sales of Harman Kardon audio/video receivers, JBL and Infinity surround sound loudspeaker systems and multi-channel amplifiers and digital signal processing components from Citation and Proceed have benefited from the vigorous home theater market. Integrated mini-systems, including the JBL ESC550 Simply Cinema
System and the Harman Kardon Festival line, will capitalize on the Company's strong brand names in this significant segment of the consumer audio market.

     The Company believes the new digital versatile disc (DVD) technology will provide additional growth opportunities for its consumer brands. DVD players bearing the Harman Kardon, Mark Levinson,
Citation and Proceed brands will be introduced in fiscal 1998. The Company also expects DVD to stimulate loudspeaker sales due to increased customer traffic in audio dealers' stores and the improvement in audio performance from DVD over current analog audio/video and digital audio components. Sales expectations are dependent, to a substantial extent, on discretionary spending by consumers, which may be affected by economic conditions.

     The Consumer Group's distribution strategy includes sale of its products through large, multi-location consumer electronics retailers, such as Circuit City in the United Sates and MediaMarkt in Europe (the
Consumer Group's two largest customers), and through high-fidelity audio specialists. The Company operates marketing and distribution subsidiaries in its major European and Asian markets to enhance responsiveness and service for its international customers.

     The Consumer Group also manufactures branded audio systems and loudspeakers for manufacturers of personal computers, including a line of JBL-branded audio systems for Compaq Computer Corporation's
Presario line of personal computers and a higher-powered Harman
Kardon branded sound system for Gateway's Destination "TV
Computer." These audio systems provide high-quality sound and thus enhance the appeal and capability of the personal computer as an entertainment device.

     Professional Group

     The Company's Professional Group designs, manufactures and markets professional audio equipment, including loudspeakers, amplifiers, mixing consoles, signal processing equipment, microphones and effects devices. Such products are marketed on a worldwide basis under brand names including JBL, Soundcraft, Allen & Heath, DOD, Digitech, Lexicon, AKG, dbx, BSS, Turbosound, Orban, Spirit and
Studer. The Professional Group is uniquely equipped to provide turnkey systems solutions for professional audio applications that offer the customer improved performance, ease of installation and reduced cost. The principal market segments served by the Professional Group are sound reinforcement, broadcast and recording and music instrument support.

     JBL is the leader in the vibrant cinema market, holding a dominant share of Dolby and THX theater sound systems and serving customers such as Cineplex Odeon and United Artists Theaters. Stadiums, concert halls, houses of worship and major concert tours rely on sound reinforcement products from the Professional Group, such as Turbosound loudspeakers, JBL and BSS amplifiers, AKG microphones, Lexicon, DOD and dbx signal processing equipment, and Soundcraft and Allen & Heath mixing consoles, to produce top quality sound.

     Customers in the recording and broadcast segment include radio and television stations and recording studios. Customers in these markets, including AMS Westfunk Radio, Abbey Road Studios and The Hit
Factory, are primarily served by Studer and Orban, with additional offerings from JBL, Lexicon, Soundcraft and AKG.

     JBL, DOD and Spirit serve the music instrument support segment of the professional audio market. JBL manufactures and markets loudspeakers, monitors and amplifiers. DOD manufactures and markets guitar amplifiers, sound effects processors and portable mixing consoles. Spirit markets portable mixing consoles. Music instrument support products are sold through music retail stores such as Guitar Center and Sam Ash.


     OEM Group

     Harman is one of the world's largest manufacturers of premium branded automotive OEM audio systems. The Company believes excellent growth opportunities are still available in the automotive OEM market through higher penetration levels within existing models, increases in the number of models offering the Company's audio systems and the addition of new automotive OEM customers.

     The Company's largest automotive OEM customer, Chrysler, offers Infinity branded audio systems in the majority of its car, truck and sport-utility vehicle platforms. Becker supplies head units to Mercedes Benz, BMW and Porsche. Harman Kardon branded audio systems are offered in cars produced by BMW, Saab, Jaguar and Range Rover. Other customers include Toyota, Mitsubishi and Ford. The loss of, or a material decrease or delay in purchasing the Company's products by, any of the Company's significant customers could have an adverse effect on the results of operations of the Company. Sales of the Company's audio products to the automotive OEM market are dependent on the sales of the automobile industry and automobile purchasers' willingness to pay for the option of a premium branded automotive audio system.

     In 1995, the Company withdrew Ford's exclusive use of the JBL brand name for automotive audio and made the brand name available to other automakers. The JBL program for the Ford Taurus ended with model year 1996, for the Ford Explorer ended with model year 1997 and for the Lincoln line is scheduled to conclude with model year 1998.

The Company recently reached an agreement with Toyota to provide JBL branded audio systems in the majority of its broad range of vehicles beginning in fiscal 1999, including vehicles produced by Toyota for sale in Asia. In fiscal year 1998, the OEM Group will add the BMW 5-Series (Becker radio), the Toyota Aristo (JBL audio system), the Peugeot 406

(JBL audio system), the Hyundai Grandeur (JBL audio system), the Chrysler Durango (Infinity audio system), and the BMW Z3 (Harman Kardon audio system) to its list of offerings. The OEM Group offers integrated audio systems that provide a platform for further expansion into associated automotive electronic products such as communication, security and navigation.


     HISTORICAL DEVELOPMENT

     Since its formation in 1980, the Company has developed internally and through acquisitions the capacity to design, manufacture and market its products to compete worldwide in most major segments of the high-quality, high-fidelity audio markets. While the Company has existed in its current form since only 1980, its significant subsidiaries have been in business as many as fifty years previous, some as part of the same enterprise and under their current management.

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

     Since 1980, the Company has grown steadily by internal expansion and a series of strategic acquisitions. Harman's growth has been fueled by a focus on three areas of the audio industry: (1) consumer audio, broadening its range of product offerings from the traditional base of two-channel stereo loudspeakers and electronic components to include multi-channel, surround-sound electronics and loudspeaker systems, powered loudspeakers, mini-systems and audio systems for computers, and broadening its customer base to include large retailers such as Circuit City in the U.S. and MediaMarkt in Europe; (2) professional audio, providing a complete range of audio products offered to the sound reinforcement, broadcast and recording, and music instrument markets; and (3) OEM audio, offering branded audio systems for installation as original equipment in automobiles and broadening its base of automotive customers to include Chrysler, Mercedes, Jeep, BMW, Toyota,
Mitsubishi, Ford, Porsche, Saab, Range Rover and Jaguar.

     The manufacturing capabilities of the Company include North
American and European operations. Primary manufacturing sites are located in California, Indiana, Germany, Denmark, France and the United Kingdom.

     The Company maintains marketing offices in Hong Kong, Denmark, Japan, Singapore and Brazil to support and protect the Harman brand names worldwide. These organizations maintain close contact with their markets, interpret user needs and facilitate product discussion between distributors and the Professional and Consumer Group companies.


     ORGANIZATION

     The Company is organized in three core groups - Consumer, Professional and OEM - with each group incorporating all related manufacturing, marketing and distribution operations. The Consumer Group contributed approximately 38% of fiscal 1997 total net sales, the Professional Group accounted for approximately 32% of net sales, and the OEM Group generated approximately 30% of net sales.

Financial Information about Geographic Segments

     Financial information about geographic segments required to be included hereunder is incorporated by reference to Note 9 of Notes to Consolidated Financial Statements contained in the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1997.

Description of Business

     The Company's business is conducted through its wholly owned subsidiaries which include:

            Name                                    Principal products
---------------------------------          ------------------------------------
AKG Acoustics GmbH                          Professional electronics

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

Harman France, S.N.C.                       Consumer home, automotive and
                                               professional audio products

Harman International Industries,            Consumer home and automotive,
    Limited                                    automotive OEM loudspeakers
                                               and electronics and professional
                                               audio products

Harman International Japan                  Consumer home, automotive,
   Co., Limited                                and professional audio
                                               products

Harman-Kardon, Incorporated                 Consumer home and automotive
                                               electronics

                                                 11

            Name                                  Principal products
---------------------------------          --------------------------------
Harman-Motive, Inc.                        OEM loudspeakers
                                              and electronics

Harman Motive Limited                      OEM loudspeakers
                                              and electronics

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

Lexicon, Incorporated                      Professional electronics

Lydig of Scandinavia A/S                   Components, cabinets and
                                              loudspeaker systems

Madrigal Audio Laboratories, Inc.          Consumer electronics

Studer Professional Audio AG               Professional electronics

     Markets for Products

     Based on its experience in, and knowledge of, the audio industry, the Company believes that the consumer, professional and OEM markets, both domestic and international, have experienced significant growth in recent years. In 1997, the consumer and professional audio markets slowed somewhat due to uncertainty associated with technology transitions. The transition from analog to digital audio technology has transformed music recording and reproduction and has led to the development of a new generation of consumer and professional audio products, including software-driven audio systems with integrated digital architecture that permits communication among all components.
Although this transition has created near-term market weakness due to customer confusion and hesitancy, management believes that the evolution of digital audio will fuel long-term growth in the consumer and professional audio markets.

     In the consumer audio market, the Company produced higher sales in fiscal 1997 despite the market uncertainty associated with new surround sound processing technologies and the new DVD digital versatile disc. Management believes that maturation and broadened acceptance of DVD and the new multi-channel audio technologies will provide growth opportunities in the consumer market. The Company's broad range of renowned consumer audio brand names includes JBL, Infinity, Harman Kardon, Mark Levinson, Proceed and Citation.

     The Company has developed branded audio systems for Compaq, Gateway and other manufacturers of personal computers. The Company also produces aftermarket audio systems for multimedia applications. The Company believes that the number of personal computers equipped with multimedia capabilities will continue to increase.

     The professional audio markets served by the Company include sound reinforcement, broadcast and recording and music instrument support.
The sound reinforcement market includes theaters (cinema and live performance), stadiums, concert halls, and houses of worship. The broadcast and recording market includes radio and television stations and recording studios. The Company serves the music instrument support market primarily through the provision of portable digital signal processing components and compact, portable loudspeaker systems used by touring performers. Much of the professional audio market is undergoing a transition from analog to digital audio technology, and the Company is well-equipped for this evolutionary period with the engineering and marketing expertise of JBL, Soundcraft, Studer, Lexicon, Harman Music Group and AKG.

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

     Products

     The Company designs, engineers, manufactures and markets worldwide a broad range of high-quality, high-fidelity audio loudspeakers and electronics for the consumer (home, automotive aftermarket and computer/multimedia), professional (sound reinforcement, broadcast and recording, and musical instrument support), and OEM automotive markets. The Company also distributes a small amount of complementary audio products manufactured by other companies. The Consumer Group accounted for approximately 38% of the Company's fiscal 1997 sales, of which 71% was attributable to home loudspeaker and automotive aftermarket systems, 23% was from home electronic components and 6% was from audio systems for computer manufacturers.
The Professional Group contributed approximately 32% of fiscal 1997 sales, of which 55% was attributable to sound reinforcement, 25% was from broadcast and recording and 20% was from musical instrument support. OEM Group sales to the automakers produced approximately
30% of fiscal 1997 sales.

     CONSUMER PRODUCTS. The Company designs, manufactures and markets loudspeakers principally under the JBL and Infinity brand names for the consumer market. JBL loudspeakers sold to the consumer market employ techniques originally developed for products used in recording studios, concert halls, theaters, airports and other acoustically demanding environments. JBL's diverse product line gives customers a wide range of speaker choices: floorstanding, bookshelf, built-in, wireless, transportable and wall or ceiling mountable loudspeakers, in styles and finishes ranging from high gloss piano lacquer to genuine wood veneers. JBL's introduction of the Simply Cinema series of home loudspeaker systems, including the ESC550 mini-system, provides excellent home theater performance in an easily installed and operated system.

     From its inception in 1968, Infinity has developed high quality loudspeakers with their own audio character, which is commonly identified as "linear," "symmetrical," or "neutral." These characteristics are expressed in sophisticated acoustic configurations utilizing injection-molded graphite speaker cone material, electro-magnetic induction tweeters and mid-range drivers. Compositions, Infinity's premier home theater loudspeaker line, has received excellent reviews from the high fidelity audio press for superior design and performance.

     The more expensive JBL and Infinity loudspeakers are housed in high-gloss lacquer or wooden veneer cabinets that complement the quality components they enclose. The Company has made significant investments in its loudspeaker cabinet production facilities in California and Denmark and believes that they are among the most advanced cabinet production facilities in the world.

     The Company designs, manufactures and markets a broad range of consumer audio electronics products on a worldwide basis. The Company's consumer electronics products facilitate the marketing of complete systems incorporating the Company's loudspeakers, such as surround sound home theater installations.

     Founded in 1953, Harman Kardon has been a leading innovator in the development of high-quality audio components that improve the listening experience and reflect a commitment to value and ease-of-use. The realization of these principles is reflected in Harman Kardon's current product offerings, including audio-video receivers featuring Dolby Digital AC-3 and Lucasfilm Home THX surround sound processing capabilities and multi-channel amplifiers. Digital versatile disc (DVD) machines currently in development reflect Harman Kardon's commitment to deliver state-of-the-art audio reproduction equipment to its customers.

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

     The Company manufactures a series of JBL-branded audio systems for Compaq's Presario line of personal computers and a higher-powered Harman Kardon system for Gateway's new Destination TV-PC product.
These audio systems provide high-quality sound and thus enhance the appeal and capability of the personal computer as an entertainment device.

     PROFESSIONAL PRODUCTS. The Company designs, manufactures and markets products in all significant segments of the professional audio market, offering complete systems solutions to professional installations and users around the world.

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

     Lexicon is a leader in the design, manufacture and marketing of high-quality digital audio signal processing equipment and disk-based audio production systems for professional use in the audio, video, musical entertainment and broadcasting markets worldwide. Lexicon digital signal processing products are used in live sound applications as well as recording studios to process sound effects and refine final mixes. Additionally, Lexicon designs, manufactures and markets a series of high-end home theater surround sound processors and amplifiers.

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

     The Company manufactures audiophile OEM sound systems for automobiles, including Infinity systems sold to Chrysler and Mitsubishi in models such as the Jeep Grand Cherokee and the Mitsubishi 3000GT, and Harman Kardon systems sold to BMW (3-series and Z3), Jaguar, Saab and Land Rover (Range Rover), as well as premium systems sold to Toyota for the Avalon and Camry. Becker supplies head units and other electronics to Mercedes, BMW and Porsche. These premium OEM audio systems are engineered for each automobile to maximize acoustic performance and complement interior design.

     The Company discontinued Ford's exclusive automotive OEM use of the JBL brand name and made it available to Toyota, Peugeot and others from whom new commitments have been received beginning in model year 1998. The JBL program for the Ford Explorer will conclude with model year 1997 and the JBL program for the Lincoln line is scheduled to conclude with model year 1998.

     The Company has reached agreement with Toyota to provide JBL branded sound systems for its cars and light trucks, beginning with the Toyota Aristo in Japan in model year 1998 and rolling out through the majority of the Toyota product line in model year 1999. JBL branded sound systems will also be offered in the 1998 models of the Peugeot 406 and the Korean Hyundai Grandeur.

     Manufacturing

     The Company believes that its manufacturing capabilities are essential to maintaining and improving product quality and performance. The
Company manufactures most of the products that it sells other than certain Harman Kardon electronic components. The Company also produces some products for other loudspeaker companies on an OEM basis. Many of the Company's manufacturing facilities are certified as conforming to the requirements of ISO 9000 for manufacturing, engineering and service.

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

     The Company's principal domestic manufacturing facility, Northridge Manufacturing in Northridge, California, manufactures JBL and Infinity loudspeakers, including cabinets, for consumer, professional, automotive aftermarket and personal computer applications and amplifiers for the automotive OEM market. The Company manufactures loudspeakers and assembles sound systems for the OEM automotive market in Martinsville, Indiana. Harman Music Group manufactures professional electronics products at its facility in Salt Lake City, Utah. Lexicon manufactures professional electronics products at its Bedford, Massachusetts facility. Madrigal manufactures consumer electronics at its Middletown, Connecticut facility. The Company manufactures automotive aftermarket amplifiers and has recently begun to manufacture consumer electronics for home use at its El Paso, Texas facility.

     The Company has established a strong manufacturing presence in Europe to better respond to customer demands in that market. Audax Industries SNC ("Audax"), a manufacturer of high-quality, high-performance tweeters, drivers and automotive OEM loudspeakers, is located in France, and the Company's Lydig of Scandinavia A/S
("Lydig") subsidiary manufactures cabinet enclosures and assembles complete JBL and Infinity loudspeakers in Denmark. The Company also manufactures drivers for its Turbosound line of professional loudspeakers at its Precision Devices manufacturing site in the United Kingdom. Final assembly of Turbosound loudspeakers is performed in the United
Kingdom. Cabinet production was begun in the United Kingdom during fiscal 1997 at the Company's new factory in Cornwall to supply the Turbosound line and to meet increased demand for JBL Professional loudspeakers in Europe.

     European professional electronics manufacturing includes Soundcraft in the United Kingdom (mixing consoles), Studer in Switzerland
(professional recording and broadcast equipment) and AKG in Austria (microphones and headphones).

     European automotive loudspeaker and electronics manufacturing includes the production of automotive OEM loudspeakers and amplifiers in the United Kingdom and automotive OEM and automotive aftermarket radios and other electronics at Becker in Germany.


     Marketing and Distribution

     The Company's products are sold domestically and internationally in the consumer, professional and OEM markets. The consumer market for audio entertainment systems consists of home, automotive aftermarket and personal computer (OEM and aftermarket). The professional market includes a wide range of professional uses, including live music applications, recording facilities, entertainment venues such as concert halls, stadiums and movie theaters, broadcast facilities and music instrument support. The OEM market includes automobile manufacturers which purchase either branded or generic components and systems.

     The Company primarily markets its consumer audio products through audio and audio-video specialty stores and certain audio-video chain stores, such as Circuit City in North America and MediaMarkt in Europe. The Company enjoys broad distribution of its products and selects dealers who emphasize high-quality audio systems and who are knowledgeable about the features and capabilities of audio products. The Company's sales and marketing activities include dealer education programs and comprehensive product literature. The Company's dealers typically stock a number of home audio equipment lines including competing products (sometimes both JBL and Infinity loudspeakers) and may also carry automobile audio systems and other consumer-oriented electronics products. The Company's principal customers in the personal computer audio segment are Compaq and Gateway.

     The Company's professional audio products are marketed worldwide through professional sound equipment dealers, including sound system contractors that directly assist major users. The Company's sales and marketing group for its professional products is separate and independent from its consumer product sales group.

     The Company markets its branded OEM audio products to automobile manufacturers. OEM customers include Chrysler, Mercedes Benz,
Toyota, Ford, Mitsubishi, BMW, Jaguar, Porsche, Range Rover and Saab in the automotive segment.

     Suppliers

     Products designed by Harman Kardon in the United States are manufactured by several suppliers. The Company believes it has good working relationships with these suppliers. The use of multiple vendors helps to mitigate risks associated with potential disruption. However, the loss of the largest supplier would have a material impact on the earnings of Harman Kardon until alternate sources could be found. In addition, the Company is developing the electronics manufacturing capabilities of its El Paso, Texas facility, in order to enable the manufacture of certain Harman Kardon products in its own domestic factory.

     Northridge Manufacturing relies on several suppliers for a large percentage of certain parts, such as wood, speaker grilles, plastic molded parts and magnets. The loss of any one of these suppliers would have a material impact on the earnings of Northridge Manufacturing until alternate sources for these components could be found.

     Trademarks and Patents

     The Company markets its products under numerous trademarks and logos, including JBL, Infinity, Harman Kardon, Citation, Concord,
Audax, Becker, Soundcraft, Spirit, DOD, Audio Logic, DigiTech,
Lexicon, AKG, Studer, Numisys, BSS, Orban, Precision Devices, dbx,
Allen & Heath, AudioAccess, Turbosound, Mark Levinson, Proceed,
Revel, VMAx, EON, Harman, Control, Compositions, Optimod, C-
Audio, Auto Azimuth and Dynamic Midi which are registered or otherwise protected in substantially all major industrialized countries.

The Company's registrations cover use of its trademarks and logos in connection with various applicable products, such as loudspeakers, speaker systems, speaker system components and other electrical and electronic devices. As of June 30, 1997, the Company held approximately 221 United States and foreign patents covering various products, product designs and circuits, and had approximately 227 patent applications pending around the world. The Company vigorously protects and enforces its trademark and patent rights.

     Seasonality

     Overall, the Company's consolidated net sales are not materially impacted by seasonality. However, the first fiscal quarter is usually weakest due to the July and August holidays in Europe and the automotive OEM model changeovers. Variations in seasonal demands among end-user markets may cause operating results to vary from quarter to quarter.

     Customers

     Sales to Chrysler for fiscal year 1997 accounted for 9.9% of the Company's consolidated net sales. The loss of automotive OEM system sales to Chrysler would have a material adverse impact on the sales and earnings of Harman Motive and the Company as a whole. The
Company's next largest customer, Mercedes Benz, accounted for 6.2% of the Company's consolidated net sales for the year ended June 30, 1997. The loss of automotive OEM sales to Mercedes Benz would have a material adverse impact on the sales and earnings of the Company.

     Backlog Orders

     Because the Company's practice is to maintain sufficient inventories of finished goods to fill orders promptly, the level of backlog is not considered to be an important index of future performance. The
Company's backlog was approximately $23.8 million at June 30, 1997.

     Warranties

     Harman generally warrants its home products to be free from defects in materials and workmanship for a period ranging from 90 days to five years from the date of purchase, depending on the product. The warranty is a "limited" warranty insofar as it imposes certain shipping costs on the customer, and excludes deficiencies in appearance except for those evident when the product is delivered. Harman dealers normally perform warranty service for loudspeakers in the field, using parts supplied on an exchange basis by the Company.

     Warranties in the international markets are generally similar to those in the domestic market, although claims arising under these warranties are the responsibility of the distributor, including the Company's distributing subsidiaries.

     Competition

     In general, the audio industry is fragmented and competitive with many manufacturers, large and small, domestic and international, offering audio products that vary widely in price and quality and are marketed through a variety of channels. Professional products are offered through music instrument retailers, professional audio dealers, contractors and installers and on a contract bid basis. Consumer products are offered through various channels including audio specialty stores, discount stores, department stores and mail order firms. The Company concentrates on the higher-quality, higher-priced segments of the audio industry.

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

     Competition in the consumer electronic components segment remains intense, with this market dominated by large Japanese competitors. The short life cycle of products and a need for continuous design and development efforts characterize this segment. The Company's competitive strategy is to compete in the upper segments of this market and to continue to emphasize the Company's ability to provide systems solutions to customers, including a combination of loudspeakers and electronics products, providing integrated surround sound and home theater systems. Principal electronics competitors include: Sony, Denon, Onkyo, Nakamichi, Pioneer, Kenwood and Yamaha. With the addition of Madrigal in fiscal 1996, the Company competes in the high end of the consumer electronics market with the Mark Levinson and Proceed brands. Principal competitors include: Krell, McIntosh, Audio Research, Meridian, Linn and Accuphase.

     In the personal computer audio market, the Company supplies audio systems for Compaq's Presario line of personal computers and the Gateway Destination TV-PC. Principal competitors in this segment include Bose, Altec-Lansing and LabTec.

     The market for professional sound systems is highly competitive. The Company has historically held a leading market position in the professional loudspeaker market and has complemented its professional loudspeaker line by adding digital professional electronics products and broadcast and recording equipment. The Company competes using its ability to provide systems solutions to meet the complete audio requirements of its professional customers. Harman offers a product for virtually every professional audio application.

     The Company competes in the sound reinforcement market with many of its brand names, including JBL, Turbosound, AKG, Soundcraft, and BSS. Principal competitors in sound reinforcement include Electro
Voice, Inc., Altec Lansing, Eastern Acoustic Works, Crest, Sennheiser, Tannoy, Peavy, Tascam, Klark-Teknik, Marshall, Fender and Sony. The Professional Group competes in the broadcast and recording areas with its Studer, AKG, Soundcraft, Lexicon and Orban brands. Principal recording and broadcast competitors include: Sony, Neve, Sennheiser, Denon, SSL,

Shure and Audio Technica. In the Music Instrument area, competitors for the Company's DOD, Digitech, dbx, Lexicon and Spirit products include Yamaha, Peavey, Rane, Roland, Alesis, Marshall, Fender and Sony.

     The Professional Group also competes in the industrial and architectural sound market; competitors within this market include Siemens, Peavey and Tannoy.

     In the automotive OEM market, the Company's principal competitors include Bose, International Jensen and Foster Electric in the loudspeaker systems segment and Alpine, Blaupunkt and Panasonic in the electronics segment. The Company is the only supplier of branded loudspeaker systems for Chrysler, Jeep and Mitsubishi automobiles in the United
States, and also supplies branded loudspeaker systems to BMW, Jaguar, Rover and Saab as well as supplying non-branded systems for the Toyota Avalon and Camry. Beginning in fiscal year 1999, the Company will supply JBL branded loudspeaker systems for Toyota cars and light trucks worldwide. Additionally, the company is a primary supplier of radio head units to Mercedes-Benz. The Company competes based upon the strength of its brand name recognition and the quality of its products together with its technical expertise in designing loudspeaker systems and electronics to fit the acoustic properties of each automobile model.

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

During fiscal 1995, the Company gave notice to certain state agencies that an environmental release had occurred at one of its facilities. The Company agreed to a remediation plan with the state agency. The remediation process has proceeded in accordance with the plan, and the Company believes that the future cost to complete remediation will not exceed $130,000.

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

     Research, Development and Engineering

     The Company's expenditures for research, development and engineering were $66,451,000, $59,171,000, and $40,257,000 for the fiscal years ending June 30, 1997, 1996 and 1995, respectively. The increase in expenditures in fiscal 1997 resulted from increased consumer electronics product development activity and product development programs at Harman Motive and Becker. The increase in fiscal 1996 was due to: the development of the audio for computers business; the addition of Becker, which was only included for six months in fiscal 1995; the inclusion of Madrigal, acquired September 1995; and increased product development activity at JBL Professional, Studer and Harman Motive.

     Number of Employees

     As of June 30, 1997, the Company had 8,384 full-time employees, including 4,137 domestic employees and 4,247 international employees, compared to 8,369 employees at June 30, 1996.

     Financial Information - Foreign & Domestic Operations, Export Sales

     Financial information about foreign and domestic operations and export sales to be filed hereunder is incorporated by reference to Note 9 of Notes to Consolidated Financial Statements and Management's
Discussion and Analysis of Financial Condition and Results of Operations (Effects of Inflation and Exchange Rates) on pages 46 and 34, respectively, in the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1997.


     Forward-Looking Statements

     Except for the historical information contained herein, the matters discussed herein contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements, including, without limitation, the effect of economic conditions, product demand, currency exchange rates, competitive products and other risks detailed herein and in the Company's other filings with the Securities and Exchange
Commission.

ITEM 2.   PROPERTIES

     The Company's principal activities are conducted at the facilities described in the following table.

                                 Square         Owned or        Percentage
       Location                  Footage         Leased         Utilization           Division
-------------------------      ----------      ----------      -------------       ----------------
Northridge, California           722,715         Leased               94%           JBL, Infinity,
                                                                                    Harman Motive

Ontario, California              212,600         Leased               100%          JBL, Infinity

Martinsville, Indiana            182,664          Owned               100%          Harman Motive
                                  20,000         Leased               100%

Ringkobing, Denmark              145,119          Owned               100%          Lydig
                                  25,920         Leased                80%

Ittersbach, Germany              169,465          Owned                80%          Becker

Potters Bar, UK                  160,000         Leased               100%          Soundcraft

Vienna, Austria                  128,593         Leased               100%          AKG

Sandy, Utah                      122,000         Leased               100%          Harman Music
                                                                                                                    Group

Heilbronn, Germany                48,571          Owned                92%          Harman
                                  63,183         Leased                80%            Deutschland

Bridgend, UK                     126,000         Leased               100%          Harman Motive

Worth-Schaitt, Germany            89,640          Owned                75%          Becker

Regensdorf, Switzerland           86,111         Leased               100%          Studer

El Paso, Texas                    80,000         Leased                75%          Harman El Paso

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



ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF
                   SECURITY HOLDERS

                    None.

                   EXECUTIVE OFFICERS OF THE REGISTRANT

                                  Age at
       Name                    August 1, 1997                         Position
---------------------       -------------------         ----------------------------------
Sidney Harman                           78              Chairman of the Board of Directors
                                                          and Chief Executive Officer

Bernard A. Girod                        55              President, Chief Operating Officer,
                                                          Secretary and Director of the
                                                          Company

Frank Meredith                          40              Vice President - Finance &
                                                          Administration and Chief
                                                          Financial Officer

Philip J. Hart                          52              President - Harman Professional Group

Thomas Jacoby                           43              President - Harman Consumer Group

Gregory P. Stapleton                    50              President - OEM Group

Jerome H. Feingold                      55              Vice President - Quality

William S. Palin                        54              Vice President - Controller

Sandra B. Robinson                      38              Vice President - Financial Operations

Paul Shave                              45              Vice President - Worldwide Sourcing

Floyd E. Toole                          51              Vice President - Engineering

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

     Bernard A. Girod has been President of the Company since March 1994, Chief Operating Officer of the Company since March 1993,
Secretary of the Company since November 1992 and a Director of the Company since July 1993. Mr. Girod served as Chief Financial Officer of the Company from September 1986 to August 1995 and from March
1996 to March 1997.  From September 1979 to September 1986, Mr.
Girod was the Vice President and General Manager of Permacel, a subsidiary of Avery International and Vice President of Planning and Business Development for Avery International. From 1977 to 1979, Mr. Girod was the Chief Financial Officer of the Predecessor of the Company.

     Frank Meredith has been Vice President - Finance and Administration and Chief Financial Officer of the Company since March 1997. Prior to that time, Mr. Meredith served as Vice President, General Counsel and Assistant Secretary of the Company since July 1992. Prior to that time, Mr. Meredith held other positions within the Company since May 1985.

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

Division, of General Electric Corporation from October 1982 through
December 1985.

     Jerome H. Feingold has been the Vice President - Quality of the Company since January 1992. Prior to that time, Mr. Feingold served as President of Harman Speaker Manufacturing since July 1985. Prior to 1985, Mr. Feingold held various management positions within the manufacturing division of the Company.


     William S. Palin has been Vice President - Controller of the Company since March 1994. Prior to joining the Company, Mr. Palin was a partner of MacHardy Palin & Co. from January 1982 to March 1994. From July
1978 to January 1982, Mr. Palin served as an officer of two of the Company's international subsidiaries.

     Sandra B. Robinson has been Vice President - Financial Operations since November 1992. Prior to that time, Ms. Robinson was Director of Corporate Accounting and has been employed by the Company since
December 1984.

     Paul Shave has been Vice President - Worldwide Sourcing of the Company since June 1997. Prior to joining the Company, Mr. Shave was Vice President - Sourcing and Logistics for Zenith Electronics since January 1996. From 1989 through 1996, Mr. Shave was Director of Materials for Scientific Atlanta.

     Floyd E. Toole, Ph.D., joined the Company as Vice President - Acoustic Research in November 1991. Prior to joining the Company, Dr. Toole spent 25 years, most recently as Senior Research Officer, with the National Research Council of Canada's Acoustics and Signal Processing Group. At the National Research Council, Dr. Toole worked to develop psychoacoustic-optimized adaptive digital techniques for improving the performance of loudspeakers in rooms.

PART II


ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY
                   AND RELATED STOCKHOLDER MATTERS

     The information required by Part II, Item 5 is incorporated by reference to the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1997 (Shareholder Information on page 48).

ITEM 6.	SELECTED FINANCIAL DATA

Five-Year Summary
(in thousands, except per share data,
for the fiscal years ended June 30)

                           1997          1996         1995           1994             1993
                        ----------    ----------   ----------    ------------     ------------
Net sales               $1,474,094    $1,361,595   $1,170,224    $862,147         $664,913

Operating income           101,973       105,378       87,449      66,332           41,255

Income before taxes         77,901        75,024       61,157      42,686           18,570

Net income                  54,832        52,042       41,161      25,664           11,246

Net income per share          2.96          3.16         2.58        1.83              .99

Total assets             1,014,254       996,209      886,872     680,691          431,726

Long-term debt             266,393       254,611      266,021     156,577          175,583

Shareholders' equity       466,762       436,477      289,490     232,021          111,149

Dividends per share           0.20          0.20         0.17         --                --

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS

     The information required by Part II, Item 7 is incorporated by reference to the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1997 (Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 31 through 34).

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND
		SUPPLEMENTARY DATA

	The information required by Part II, Item 8 is incorporated by reference to the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1997 (Consolidated Financial Statements on pages 30 and 35 through 48).


ITEM 9.     DISAGREEMENTS ON ACCOUNTING AND
                   FINANCIAL DISCLOSURE

                    None.


PART III

     With the exception of information relating to the executive officers of the Company which is provided in Part I hereof, all information required by Part III (Items 10, 11, 12, and 13) of Form 10-K, including the information required by Item 405 of Regulation S-K, is incorporated by reference to the Company's definitive Proxy Statement relating to the 1997 Annual Meeting of Stockholders.


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

(Registrant):     HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED

By:   (Signature and Title)  /s/ Sidney Harman
                          ---------------------------------------
                            Sidney Harman, Chairman of the Board
                                   and Chief Executive Officer
Date:     September 15, 1997
      -------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                                          Title                        Date
  /s/ Sidney Harman                   Chairman of the Board,               September 15, 1997
--------------------------               Chief Executive Officer           -------------------------
Sidney Harman                            and Director

  /s/ Bernard Girod                   President, Chief Operating           September 15, 1997
--------------------------               Officer, Secretary                -------------------------
Bernard A. Girod                         and Director

  /s/ Frank Meredith                  Vice President - Finance &           September 15, 1997
--------------------------               Administration and Chief          -------------------------
Frank Meredith                           Financial Officer (Principal
                                         Accounting Officer)

  /s/ Shirley M. Hufstedler           Director                             September 15, 1997
--------------------------                                                 -------------------------
Shirley M. Hufstedler

  /s/ Ann McLaughlin                  Director                             September 15, 1997
--------------------------                                                 -------------------------
Ann McLaughlin

  /s/ Edward H. Meyer                 Director                             September 15, 1997
--------------------------                                                 -------------------------
Edward H. Meyer



		THIS PAGE LEFT BLANK INTENTIONALLY

               LIST OF FINANCIAL STATEMENTS AND
               FINANCIAL STATEMENT SCHEDULES
                              Index to Item 14(a)

                                                               Page Reference
                                                      ----------------------------------
                                                                               Annual
                                                                             Report to
                                                             Form 10-K     Shareholders
                                                      ----------------------------------
Consolidated Financial Data (pages 30 and
    36 through 48 of the 1996 Annual Report
    to Shareholders herein incorporated
    by reference as Exhibit 13.1):


Financial Table of Contents . . . . . . . . . . . . . . . .  . . . . . . . . . . 30

Independent Auditor's Report . . . . . . . . . . . . . . . . . 39 . . .  . . . . 35

Consolidated Balance Sheets as of
    June 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . 36

Consolidated Statements of
    Operations for the years ended
     June 30, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . .  37

Consolidated Statements of Cash
    Flows for the years ended
    June 30, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . 38

Consolidated Statements of Shareholders'
    Equity for the years ended June 30,
    1997, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . .  39

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . .  40


Schedules for the years ended June 30,
           1997, 1996 and 1995:

II    Valuation and Qualifying
       Accounts and Reserves . . . . . . . . . . . . . . . . . 38

All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements.

                                                                    Schedule II

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
Valuation and Qualifying Accounts and Reserves
Three Years Ended June 30, 1997
($000's omitted)

-----------------------------------------------------------------------------------------------------------
                                                               Charged
                               Balance at      Charged to      To Other                        Balance
                               Beginning       Costs and       Accounts      Deductions        at End
Classification                 of Period        Expenses       Describe       Describe        of Period
-----------------------------------------------------------------------------------------------------------

Year Ended June 30, 1995

Allowance for
    doubtful
    accounts                    $10,241         $  4,263       $  2,217 (1)   $  4,408 (2)     $12,313


Year Ended June 30, 1996

Allowance for
    doubtful
    accounts                    $12,313         $  3,103       $ (1,405) (3)   $  4,049 (2)    $ 9,962


Year Ended June 30, 1997

Allowance for
    doubtful
    accounts                    $  9,962        $  1,977       $   (781) (4)   $  2,042 (2)    $ 9,116

(1) Additions due to Becker, D.A.V.I.D. and Harman Interactive
(NewMediaWare) acquisitions.

(2)  Deductions for accounts receivable written off net of recoveries.

(3) Deductions due to account reclassifications, foreign currency translation, and sale of Studer Singapore.

(4) Deductions due to foreign currency translation and disposition of AKG India.

INDEPENDENT AUDITOR'S REPORT
--------------------------------------------------


The Board of Directors
Harman International Industries, Incorporated


Under date of August 20, 1997, we reported on the consolidated balance sheets of Harman International Industries, Incorporated and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the years in the three year period ended June 30, 1997, as contained in the 1997 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended June 30, 1997. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


				/s/ KPMG Peat Marwick LLP



Los Angeles, California
August 20, 1997

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




Exhibit                                                                                       Page
 No.                                 Description                                               No.
10.26            Harman International Industries, Incorporated
                     Retirement Savings Plan.  (Filed on Form S-8
                     Registration Statement on June 16, 1989
                     (Reg. No. 33-28973), and hereby
                     incorporated by reference.)..............................................IBR

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






Exhibit                                                                                    Page
 No.                                 Description                                            No.
10.40            Harman International Industries, Incorporated 1992
                     Incentive Plan.  (Filed as Exhibit A to the Definitive
                     Proxy Statement for the fiscal year ended June 30,
                     1995 as approved by shareholders at the November
                     1995 Annual Meeting of Shareholders (File No.
                     001-09764) and hereby incorporated by reference).........IBR

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



Exhibit                                                                                  Page
 No.                                 Description                                          No.
10.45            Harman International Industries, Inc. Deferred
                     Compensation Plan, effective June 1, 1997 (Filed
                     on Form S-8 Registration Statement on June 9, 1997
                     (Reg. No. 333-28793), and hereby incorporated by
                     reference.).....................................IBR

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




Exhibit                                                                                   Page
 No.                                 Description                                           No.
10.55            Second Amendment dated November 9, 1995, to the
                     Multi-Currency, Multi-Option Credit Agreement
                     dated September 30, 1994.  (Filed as Exhibit 10.55
                     to the Quarterly Report on Form 10-Q for the quarter
                     ended September 30, 1995 (File No. 001-09764),
                     and hereby incorporated by reference.)..........................IBR

10.57            First Amendment to the Lease Agreement by and
                     between Harman International Business Campus
                     Joint Venture and Harman Electronics, Inc. dated
                     October 1995 (Filed as Exhibit 10.57 to the Annual
                     Report on Form 10-K for the fiscal year ended
                     June 30, 1996 (File No. 001-09764), and hereby
                     incorporated by reference.).............................IBR

10.58            First Amendment to the Lease Agreement by and
                     between Harman International Business Campus
                     Joint Venture and JBL, Inc. dated October 1995
                     (Filed as Exhibit 10.58 to the Annual Report on
                     Form 10-K for the fiscal year ended June 30, 1996
                     (File No. 001-09764), and hereby incorporated by
                     reference...........................IBR

10.59            Fourth Amendment dated June 6, 1997, to the
                     Multi-Currency, Multi-Option Credit Agreement
                     dated September 30, 1994...............................49

10.60            Employment agreement between the Company
                     and Bernard A. Girod dated September 12, 1997....67



Exhibit                                                                          Page
 No.                                 Description                                  No.
13.1              Pages 30 through back cover of Harman
                     International Industries, Incorporated Annual
                     Report to Shareholders for the fiscal year ended
                     June 30, 1997................................................81

21.1              Subsidiaries of the Company....................................103

23.1              Consent of Independent Auditors................................109

27.1              EDGAR Financial Data Schedule................................113

























                                                                  48
