Form 10-Q
period 1997-09-30
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 1997-11-04
CIK 800459

                          FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.   20549

           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

             For Quarter Ended:  September 30, 1997

                Commission File Number:  1-9764

         HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
         ---------------------------------------------
    (Exact name of registrant as specified in its charter)

          DELAWARE                                 11-2534306
--------------------------------    -----------------------------------
(State or other jurisdiction        (I.R.S. Employer Identification No.)
of incorporation or organization)

     1101 PENNSYLVANIA AVENUE, NW  WASHINGTON, D.C.  20004
     ------------------------------------------------------
     (Address of principal executive offices)    (Zip code)

                           (202) 393-1101
     ------------------------------------------------------
      (Registrant's telephone number, including area code)

                           NOT APPLICABLE
     -------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

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

18,567,741 shares of Common Stock, $.01 par value, at October 31, 1997.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

                           INDEX


PART I.  FINANCIAL INFORMATION                           PAGE NO.

Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets -
       September 30, 1997 and June 30, 1997                 3

   Condensed Consolidated Statements of Operations -
       Three months ended September 30, 1997 and 1996       4

   Condensed Consolidated Statements of Cash Flows -
       Three months ended September 30, 1997 and 1996       5

   Notes to Condensed Consolidated Financial Statements     6

Item 2.  Management's Discussion and Analysis of the
	  Results of Operations and Financial Condition     7-9


PART II.  OTHER INFORMATION                                 10


SIGNATURES                                                  11

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
       HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND JUNE 30, 1997
                  (000s omitted except per share amounts)

                                                 (Unaudited)           (Audited)
ASSETS                                            09/30/97              06/30/97
                                                -------------        -------------
Current assets
   Cash and cash equivalents                    $      8,483                4,230
   Receivables (less allowance for doubtful
      accounts of $8,760 at September 30,
      1997 and $9,116 at June 30, 1997)              299,869              306,230
   Inventories                                       351,427              320,102
   Other current assets                               57,971               48,737
                                                -------------        -------------
Total current assets                                 717,750              679,299
                                                -------------        -------------
Property, plant and equipment, net                   219,374              207,947
Excess of cost over fair value of assets
   acquired, net                                     135,304              109,606
Other assets                                          20,744               17,402
                                                -------------        -------------
Total assets                                    $  1,093,172            1,014,254
                                                -------------        -------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Short-term borrowings                        $     15,522               15,808
   Current portion of long-term debt                   6,196               23,949
   Accounts payable                                  100,134              104,121
   Accrued liabilities                               103,971              107,370
                                                -------------        -------------
Total current liabilities                            225,823              251,248
                                                -------------        -------------
Borrowings under revolving credit
   facility                                          162,602              142,873
Senior long-term debt                                163,572               14,770
Subordinated long-term debt                           45,000              108,750
Other non-current liabilities                         26,175               29,057
Minority interest                                        798                  794
Shareholders' equity
Common stock, $.01 par value                             185                  185
Additional paid-in capital                           285,464              284,490
Equity adjustment from foreign currency
      translation                                    (18,774)             (16,240)
Retained earnings                                    202,327              198,327
                                                -------------        -------------
Total shareholders' equity                           469,202              466,762
                                                -------------        -------------
Total liabilities and shareholders' equity      $  1,093,172            1,014,254
                                                -------------        -------------

See accompanying Notes to Condensed Consolidated Financial Statements.

     HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                (000s omitted except per share amounts)
                            (UNAUDITED)

                                                   Three Months Ended
                                                      September 30,
                                                 1997              1996
                                            -------------     -------------
Net sales                                   $    329,269           338,003
Cost of sales                                    240,263           243,209
                                            -------------     -------------
Gross profit                                      89,006            94,794
Selling, general and
    administrative expenses                       70,477            77,285
                                            -------------     -------------
Operating income                                  18,529            17,509
Other expense (income)
  Interest expense                                 6,272             6,158
  Miscellaneous, net                                 (81)              220
                                            -------------     -------------
Income before income taxes
   and extraordinary item                         12,338            11,131
Income tax expense                                 3,831             3,562
                                            -------------     -------------
Income before extraordinary item                   8,507             7,569
                                            -------------     -------------
Extraordinary item, net of income taxes           (3,583)               --
                                            -------------     -------------
Net income                                  $      4,924             7,569
                                            -------------     -------------
Income per common share before
    extraordinary item                      $       0.46              0.41
                                            -------------     -------------
Net income per common share                 $       0.27              0.41
                                            -------------     -------------
Weighted average number of
     common shares outstanding                    18,499            18,632
                                            -------------     -------------


See accompanying Notes to Condensed Consolidated Financial Statements.

      HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                   ($000s omitted)       (UNAUDITED)

                                                        1997                1996
                                                    ------------       ------------
Cash flows from operating activities:
   Net income                                       $     4,924              7,569
                                                    ------------       ------------
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation                                          12,492             12,322
   Amortization of intangible assets                      2,492              1,326
Changes in assets and liabilities, net of effects
   from purchase of companies:
(Increase) decrease in:
   Receivables                                           13,404            (12,000)
   Inventories                                          (33,200)           (23,686)
   Other current assets                                  (9,212)            (3,541)
Increase (decrease) in:
   Accounts payable                                     (11,169)            (1,984)
   Accrued liabilities                                   (6,266)            (2,816)
                                                    ------------       ------------
Net cash provided by (used in) operating activities $   (26,535)           (22,810)
                                                    ------------       ------------
Cash flows from investing activities:
   Payment for purchase of companies,
     net of cash acquired                           $   (43,532)                --
   Capital expenditures                                 (14,646)           (13,808)
   Other items, net                                          69               (291)
                                                    ------------       ------------
Net cash used in investing activities               $   (58,109)           (14,099)
                                                    ------------       ------------
Cash flows from financing activities:
   Borrowings on (repayments of) lines of credit    $      (286)            (1,171)
   Net proceeds from long-term debt                      89,133             39,834
   Dividends paid to shareholders                          (924)              (932)
   Proceeds from exercise of stock options                  974                450
                                                    ------------       ------------
Net cash flow provided by financing activities      $    88,897             38,181
                                                    ------------       ------------
Net increase (decrease) in cash
   cash equivalents                                       4,253              1,272
Cash and cash equivalents at beginning of period          4,230                303
                                                    ------------       ------------
Cash and cash equivalents at end of period          $     8,483              1,575
                                                    ------------       ------------
Supplemental disclosures of cash flow information:
   Interest paid                                    $     6,667              6,937
   Income taxes paid                                $     8,051              3,678
Supplemental schedule of non-cash
   investing activities:
   Fair value of assets acquired                    $    57,704                 --
   Cash paid for the assets                              43,532                 --
                                                    ------------       ------------
   Liabilities assumed                              $    14,172                 --
                                                    ------------       ------------

See accompanying Notes to Condensed Consolidated Financial Statements.

      HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                   AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

The Company's Condensed Consolidated Financial Statements for the three months ended September 30, 1997 and 1996, have not been audited by the Company's independent auditors; however, in the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company and subsidiaries as of September 30, 1997 and the results of their operations and their cash flows for the periods presented.

Where necessary, prior years' information has been reclassified to conform to the current year consolidated financial statement presentation.

The results of operations for the three months ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year.

NOTE B - ACQUISITIONS

On August 1, 1997, Harman International Industries, Incorporated, acquired the automotive OEM loudspeaker manufacturing operations of Oxford International Ltd. for $43.5 million. Harman funded the acquisition of Oxford with funds drawn under its revolving credit facility.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
-------------------------
COMPARISON OF THE THREE MONTH PERIODS ENDED
SEPTEMBER 30, 1997 AND 1996
Net sales for the quarter ended September 30, 1997 were $329.3 million. Sales in the first quarter last year totaled $338.0 million. Exclusive of currency effects, sales rose 4%.

Excluding currency effects, consumer audio sales were up 9% in the quarter in a soft worldwide consumer electronics market. Sales in Japan were particularly weak. Personal computer audio system shipments to Compaq were significantly lower than a year ago. A new licensing agreement with Compaq will generate lower sales figures but improved earnings in subsequent quarters.

The Professional Group reported higher sales compared to the prior year. JBL Professional reported particularly strong sales gains for its cinema loudspeaker systems and the EON product line. The Digital
Signal Processing sub-group also produced excellent sales growth.

The OEM Group's sales were lower than the prior year due to currency effects on Becker sales and the conclusion of the JBL program for the Ford Explorer. Exclusive of currency effects, Becker sales increased over the prior year. The effect of these items was offset by the addition of Oxford, our recently acquired OEM loudspeaker manufacturer, higher audio system shipments for the Toyota Camry, and the addition of new models to our customer base including the Toyota Aristo (JBL), the BMW Z-3 (harman/kardon) and the Hyundai Grandeur (JBL).

The gross profit margin for the quarter ended September 30, 1997 was
27.0 percent ($89.0 million) compared to 28.0 percent ($94.8 million) in the prior year. The decrease in the gross profit margin rate for the quarter resulted from changes in sales mix between Groups, pricing pressures due to weakness in the consumer audio market and the effect of the strong dollar on our foreign distribution companies' profit margins, partially offset by favorable automotive OEM gross profit margin results.

Operating income as a percentage of sales was 5.6 percent ($18.5 million) for the quarter ended September 30, 1997, compared to 5.2 percent ($17.5 million) for the same period in the prior year. Selling, general and administrative costs were 21.4 percent of sales for the first quarter compared to 22.9 percent in the prior year. The operating income percentage increased in the first quarter due to lower selling, general and administrative costs. Selling, general and administrative costs were lower due to the elimination of marketing and development costs for SmartTV, which was sold in November 1996, reductions in marketing and advertising expenses, and currency effects.

Interest expense for the three months ended September 30, 1997 was $6.3 million compared to $6.2 million in the same quarter last year. Average borrowings outstanding were $352.6 million for the first quarter of fiscal 1998, up from $307.1 million for the same period in the prior year. Higher average borrowings resulted from the August 1997 acquisition of Oxford, higher working capital levels and the January
1997 retirement of 220,000 shares of Common Stock.

The weighted average interest rate on borrowings was 7.1 percent for the first quarter, down from 8.0 percent for the first quarter last year. The decrease in the weighted average interest rate was due to the early retirement of $64 million of 12.0% notes, funded with 10-year notes bearing interest at 7.32%. Also, the interest rate on the revolving credit facility was reduced in the first quarter of fiscal 1998 from LIBOR plus
0.25 percent to LIBOR plus 0.20 percent due to the Company's achievement of certain financial performance criteria.

Income before income taxes and extraordinary item for the first quarter was $12.3 million, compared to $11.1 million in the prior year.

The effective tax rate for the first quarter of fiscal 1998 was 31.0 percent compared with 32.0 percent in the same period a year ago. The effective tax rate for both periods was below the U.S. statutory rate due to the restructuring of certain foreign subsidiaries to realize the benefit of current tax losses and the utilization of tax loss carryforwards at certain foreign subsidiaries. The Company calculates its effective tax rate based upon its current estimate of annual results.

Income before extraordinary item was $8.5 million, or $0.46 per share, compared to $7.6 million, or $0.41 per share, in the prior year.

The Company reported an extraordinary charge, net of related tax benefit, of $3.6 million in the first quarter of fiscal 1998 due to the early extinguishment of $64 million of 12.0% notes, due August 1, 2002.
The debt retirement was funded with 10-year notes bearing interest at 7.32%.

Net income for the three months ended September 30, 1997 was $4.9 million, or $0.27 per share, compared with $7.6 million, or $0.41 per share, in the prior year.


FINANCIAL CONDITION
--------------------

Net working capital at September 30, 1997 was $491.9 million, compared with $428.1 million at June 30, 1997. Current assets increased $38.5 million, of which $17 million was due to the Oxford acquisition, $7 million was due to inventory growth to meet higher audio system shipment forecasts from the automakers, and $4 million was due to Becker's October introduction of the new TrafficStar automotive navigation system. The residual increase of $10.5 million resulted from higher cash and other current asset balances, partially offset by lower accounts receivable. Current liabilities decreased $25 million due to the retirement of $17.5 million of 10.4% Senior Notes due September 30, 1997.

Borrowings under the revolving credit facility at September 30, 1997 were $173.1 million, comprised of swing line borrowings of $10.5 million, which were included in notes payable, and competitive advance borrowings and revolving credit borrowings of $162.6 million. Borrowings under the revolving credit facility at June 30, 1997 were $151.1 million, comprised of swing line borrowings of $8.2 million and competitive advance borrowings and revolving credit borrowings of $142.9 million. Borrowings under the revolving credit facility increased due to the Oxford acquisition and higher working capital requirements, offset by a portion of the net proceeds received by the Company from its $150 million, 7.32%, 10-year note offering completed July 1997.


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


HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
	      (Registrant)



DATE:  Nov 4, 1997               BY:   /s/ Bernard A. Girod
                                      -------------------------------
                                      Bernard A. Girod
                                      President, Chief Operating
                                      Officer and Secretary


DATE:  Nov 4, 1997               BY:   /s/ Frank Meredith
                                      -------------------------------
                                      Frank Meredith
                                      Vice President of Finance
                                      and Administration and
                                      Chief Financial Officer