Form 10-Q
period 1997-12-31
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 1998-02-13
CIK 800459

                           FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.   20549

           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
             For Quarter Ended:  December 31, 1997

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

      1101 PENNSYLVANIA AVENUE, NW  WASHINGTON, D.C. 20004
      ----------------------------------------------------
     (Address of principal executive offices)      (Zip code)

                       (202) 393-1101
   ------------------------------------------------------------
      (Registrant's telephone number, including area code)

                      NOT APPLICABLE
    -----------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

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

18,618,534 shares of Common Stock, $.01 par value, at January 31, 1998.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

                        INDEX


PART I.  FINANCIAL INFORMATION                               PAGE NO.

Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets -
       December 31, 1997 and June 30, 1997                       3

   Condensed Consolidated Statements of Operations -
       Three and six months ended December 31, 1997 and 1996     4

   Condensed Consolidated Statements of Cash Flows -
       Six months ended December 31, 1997 and 1996               5

   Notes to Condensed Consolidated Financial Statements          6

Item 2.  Management's Discussion and Analysis of the Results
	 of Operations and Financial Condition                   7-10


PART II.  OTHER INFORMATION                                   11-12


SIGNATURES                                                      13


EXHIBIT 10.61							          14

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
  HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
               DECEMBER 31, 1997 AND JUNE 30, 1997
             (000s omitted except per share amounts)

                                                  (Unaudited)          (Audited)
ASSETS                                              12/31/97            06/30/97
                                                --------------       --------------
Current assets
   Cash and cash equivalents      	            $      24,059                4,230
   Receivables (less allowance for doubtful
      accounts of $10,363 at December 31,
      1997 and $9,116 at June 30, 1997)               310,069              306,230
   Inventories                                        356,752              320,102
   Other current assets                                62,501               48,737
                                                --------------       --------------
Total current assets                                  753,381              679,299
                                                --------------       --------------
Property, plant and equipment, net                    241,928              207,947
Excess of cost over fair value of assets
   acquired, net                                      168,606              109,606
Other assets                                           24,591               17,402
                                                --------------       --------------
Total assets                                     $  1,188,506            1,014,254
                                                --------------       --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Short-term borrowings                         $      7,623               15,808
   Current portion of long-term debt                   51,306               23,949
   Accounts payable                                   101,660              104,121
   Accrued liabilities                                153,579              107,370
                                                --------------       --------------
Total current liabilities                             314,168              251,248
                                                --------------       --------------
Borrowings under revolving credit
   facility                                           178,906              142,873
Senior long-term debt                                 179,786               14,770
Subordinated long-term debt                                --              108,750
Other non-current liabilities                          30,460               29,057
Minority interest                                         788                  794
Shareholders' equity
  Common stock, $.01 par value                            186                  185
  Additional paid-in capital                          287,637              284,490
  Equity adjustment from foreign currency
        translation                                   (20,775)             (16,240)
  Retained earnings                                   217,350              198,327
                                                --------------       --------------
Total shareholders' equity                            484,398              466,762
                                                --------------       --------------
Total liabilities and shareholders' equity       $  1,188,506            1,014,254
                                                --------------       --------------

See accompanying Notes to Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
            (000s omitted except per share amounts)
                        (UNAUDITED)

                                        Three Months Ended                     Six Months Ended
                                           December 31,                           December 31,
                                       1997             1996                1997             1996
                                  ------------     ------------        ------------     ------------
Net sales                         $   402,964          401,319             732,233          739,322
Cost of sales                         292,205          283,725             532,468          526,934
                                  ------------     ------------        ------------     ------------
Gross profit                          110,759          117,594             199,765          212,388
Selling, general and
    administrative expenses            80,914           82,800             151,391          160,085
                                  ------------     ------------        ------------     ------------
Operating income                       29,845           34,794              48,374           52,303
Other expenses
  Interest expense                      6,351            6,736              12,623           12,894
  Miscellaneous, net                      385              294                 304              514
                                  ------------     ------------        ------------     ------------
Income before income taxes
    and extraordinary item             23,109           27,764              35,447           38,895

Income tax expense                      7,157            8,208              10,988           11,770
			                ------------     ------------        ------------     ------------
Income before extraordinary            15,952           19,556              24,459           27,125
    item

Extraordinary item,
   net of taxes		                   --	            --              (3,583)	             --
			                ------------     ------------        ------------     ------------
Net income 		                $    15,952           19,556              20,876           27,125
                                  ------------     ------------        ------------     ------------

Basic EPS before
    extraordinary item	          $       .86             1.05                1.32             1.46
Extraordinary item		             --               --                 .19               --
 			                ------------     ------------        ------------     ------------
Basic earnings per share	    $       .86             1.05                1.13             1.46
                                  ------------     ------------        ------------     ------------

Diluted EPS before
    extraordinary item 	          $       .84             1.02                1.30             1.43
Extraordinary item 		             --               --                 .19               --
 			                ------------     ------------        ------------     ------------
Diluted earnings per share	    $       .84             1.02                1.11             1.43
			                ------------     ------------        ------------     ------------
Weighted average shares
    outstanding - basic	               18,574           18,652              18,537           18,642
                                  ------------     ------------        ------------     ------------
Weighted average shares
    outstanding - diluted 	         18,950           19,129              18,871           19,026
		                      ------------     ------------        ------------     ------------

See accompanying Notes to Condensed Consolidated Financial Statements.
                                                 4

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
               ($000s omitted)       (UNAUDITED)

                                                	          1997                 1996
                                                           -------------        -------------
Cash flows from operating activities:
   Net income                                              $     20,876               27,125
                                                           -------------        -------------
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation                                                  25,994               24,820
   Amortization of intangible assets                              3,971                2,662
Changes in assets and liabilities, net of effects
   from purchase of companies:
Decrease (increase) in:
   Receivables                                                   10,169              (26,354)
   Inventories                                                  (30,827)             (24,495)
   Other current assets                                         (12,178)              (1,438)
Increase (decrease) in:
   Accounts payable                                             (15,136)              (9,023)
   Accrued liabilities                                           (2,327)               4,037
                                                           -------------        -------------
Net cash provided by (used in) operating activities        $        542              (2,666)
                                                           -------------        -------------
Cash flows from investing activities:
   Payment for purchase of companies,
     net of cash acquired                                  $    (70,653)                  --
   Proceeds from disposition of assets                            4,489                1,631
   Capital expenditures                                         (34,189)             (32,126)
   Other items, net                                              (1,563)                  41
                                                           -------------        -------------
Net cash used in investing activities                      $   (101,916)             (30,454)
                                                           -------------        -------------
Cash flows from financing activities:
   Borrowings on (repayments of) lines of credit           $     (7,167)              (2,060)
   Net proceeds from long-term debt                             127,075               44,605
   Dividends paid to shareholders                                (1,853)              (1,864)
   Effect of stock option program                                 3,148                  727
                                                           -------------        -------------
Net cash flow provided by financing activities             $    121,203               41,408
                                                           -------------        -------------
Net increase in cash and
   short-term investments                                        19,829                8,288
Cash and short-term investments
   at beginning of period                                         4,230                  303
                                                           -------------        -------------
Cash and short-term investments at end of period           $     24,059                8,591
                                                           -------------        -------------
Supplemental disclosures of cash flow information:
   Interest paid                                           $     11,518               11,501
   Income taxes paid                                       $      6,192                5,593
Supplemental schedule of non-cash investing activities:
   Fair value of assets acquired                           $    145,613                   --
   Cash paid for the capital stock                               70,653                   --
                                                           -------------        -------------
   Liabilities assumed                                     $     74,960                   --
                                                           -------------        -------------

See accompanying Notes to Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
              AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

The Company's Condensed Consolidated Financial Statements for the three months and six months ended December 31, 1997 and 1996, have not been audited by the Company's independent auditors; however, in the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company and subsidiaries as of December 31, 1997 and the results of their operations and their cash flows for the periods presented.

Where necessary, prior years' information has been reclassified to conform to the current year consolidated financial statement presentation.

The results of operations for the six months ended December 31, 1997, are not necessarily indicative of the results to be expected for the full year.

The Company has adopted SFAS No. 128, "Earnings Per Share."  The
Company's financial statements for December 31, 1997, and for the comparable prior periods presented, include the disclosures required by SFAS No. 128.

NOTE B - ACQUISITIONS

On August 1, 1997, Harman International Industries, Incorporated, acquired the automotive OEM loudspeaker manufacturing operations of Oxford International Ltd. Harman funded the acquisition of Oxford with funds drawn under its revolving credit facility.

In December 1997, Harman International Industries, Incorporated, acquired Audio Electronics Systems (formerly a division of Nokia), a European OEM loudspeaker manufacturer. In December 1997, Harman paid one-half of the total purchase price with the remainder due to Nokia in March 1998. The Audio Electronics Systems acquisition was funded with five-year Deutschmark-based senior debt.

  HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                 AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
		RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
------------------------------------
COMPARISON OF THE THREE AND SIX MONTH PERIODS ENDED
DECEMBER 31, 1997 AND 1996

Net sales for the quarter ended December 31, 1997 totaled $403.0 million. Net sales in the second quarter last year totaled
$401.3 million. Exclusive of currency effects, sales increased 5 percent. For the first half of the year, sales were $732.2 million. Sales in the same period last year totaled $739.3 million. Exclusive of currency effects, sales increased 4 percent.

The Consumer Group faced a number of significant challenges in the second quarter. Exclusive of currency effects, sales for the quarter approximated the same period in the prior year. Sales to Asia were down 38 percent for the quarter. A large North American customer, Nobody Beats the Wiz, declared bankruptcy in the quarter, resulting in a $2 million charge against receivables. The continued strength of the U.S. dollar improved the relative pricing position of foreign competitors. Despite these obstacles, JBL registered a 7 percent increase in sales for the quarter due to the success of new products, including the Simply Cinema series of home theater loudspeaker systems. The move from direct sales of computer speakers to a licensing relationship with Compaq reduced sales for the quarter by $6 million, but changed a prior year operating loss to a profit.

The Professional Group faced similar challenges in the quarter.
Exclusive of currency effects, sales for the quarter were down slightly compared to the same period in the prior year. Sales to Asia were off
26 percent compared to the second quarter last year. Virtually all of the Professional Group companies were impacted by the turmoil in Asia.
Sales were on track in North America, but lower in Europe due to currency effects and the sale of the Professional Group distributing companies in France and the United Kingdom.

The OEM Group produced excellent results. Exclusive of currency effects, sales for the second quarter were well ahead of last year. Shipments of high fidelity systems to the automakers increased over the prior year, reflecting higher shipments for the Toyota Camry and the addition of new car models including the Toyota Aristo (JBL), the

BMW Z-3 (harman/kardon), the Hyundai Grandeur (JBL) and the
Dodge Durango (Infinity). A portion of the increase resulted from the acquisitions of Oxford and Audio Electronic Systems. Becker reported higher sales to BMW and Porsche and successfully launched its new
TrafficStar navigation system.

The gross profit margin for the quarter ended December 31, 1997 was
27.5 percent ($110.8 million) compared to 29.3 percent ($117.6 million) in the prior year. The gross profit margin for the first half of fiscal 1998 was 27.3 percent ($199.8 million) compared to 28.7 percent ($212.4 million) in the previous year. The decrease in the gross profit margin rates for the quarter and the half resulted from weakness in Asia, the strength of the U.S. dollar, pricing pressure in consumer electronics markets, start-up costs for new factories in El Paso, Texas, and Cornwall, United Kingdom and the bankruptcy of electronics retailer
Nobody Beats the Wiz, which resulted in a $2 million charge against receivables.

Operating income as a percentage of sales was 7.4 percent ($29.8 million) for the quarter ended December 31, 1997, compared to 8.7 percent ($34.8 million) for the same period in the prior year. For the first half, operating income as a percentage of sales was 6.6 percent ($48.4 million) compared to 7.1 percent ($52.3 million) in the prior year. The operating income percentage decreases in the second quarter and first half were due to lower gross profit margins. Selling, general and administrative costs as a percentage of sales decreased to 20.1 percent for the second quarter and 20.7 percent for the first half, compared to 20.6 percent and 21.7 percent for the same periods in the prior year. Selling, general and administrative costs were lower due to currency effects, lower marketing expenses and lower corporate general and administrative expenses.

Interest expense for the three months ended December 31, 1997 was $6.4 million, down from $6.7 million in the same period last year. For the six months ended December 31, 1997, interest expense was $12.6 million, down from $12.9 million last year. Average borrowings outstanding were $402.5 million for the second quarter of fiscal 1998 and $375.4 million for the first half, up from $329.7 million and $317.4 million, respectively, for the same periods in the prior year. Higher average borrowings resulted from the August 1997 acquisition of Oxford, the December 1997 acquisition of Audio Electronic Systems and higher working capital levels.

The weighted average interest rate on borrowings was 6.3 percent for the second quarter and 6.7 percent for the six months ended December

31, 1997. The average interest rates for the comparable periods in the prior year were 8.2 percent and 8.1 percent, respectively. The decrease in average interest rates was due in part to the retirement of $64 million of 12.0% notes, which was funded with proceeds from the issuance of the Company's ten-year senior notes bearing interest at 7.32%.

Income before income taxes and extraordinary item for the second quarter of fiscal 1998 was $23.1 million, down from $27.8 million in the prior year. For the six months ended December 31, 1997, income before income taxes and extraordinary item was $35.4 million, compared with $38.9 million in the prior year period.

The effective tax rate for the second quarter of fiscal 1998 was
31.0 percent compared with 29.6 percent in the same period a year ago.
The effective tax rate for the first half of fiscal 1998 was 31.0 percent compared with 30.3 percent last year. The effective tax rates were below the U.S. statutory rate due to utilization of tax credits, certain tax benefits for United States exports and the utilization of tax loss carryforwards at certain foreign subsidiaries. The Company calculates its effective tax rate based upon its current estimate of annual results.

Income before extraordinary item was $16.0 million, compared to $19.6 million in the prior year. Income before extraordinary item for the six months ended December 31, 1997 was $24.5 million, compared to $27.1 million in the previous year.

The Company reported an extraordinary charge, net of related tax benefit, of $3.6 million in the first quarter of fiscal 1998 due to the early extinguishment of $64 million of 12.0% notes, due August 1, 2002.
The debt retirement was funded with proceeds from the issuance of the Company's ten-year senior notes bearing interest at 7.32%.

Net income for the three months ended December 31, 1997 was $16.0 million, compared with $19.6 million in the previous year. Net income for the first half of fiscal 1997 was $20.9 million, compared with $27.1 million in the prior year.

Basic earnings per share were $0.86 for the quarter, compared with $1.05 in the same period in the prior year. Diluted earnings per share were $0.84 for the quarter, compared with $1.02 last year.

Basic earnings per share before extraordinary item were $1.32 for the first half, and basic earnings per share were $1.13. Basic earnings per share for the first half last year were $1.46. Diluted earnings per share before extraordinary item were $1.30 for the first half, and diluted
                                                 9
earnings per share were $1.11. Diluted earnings per share for the first half last year were $1.43.


FINANCIAL CONDITION
---------------------------------
Net working capital at December 31, 1997 was $439.2 million, compared with $428.1 million at June 30, 1997. Current assets increased $74.1 million, of which $46.6 million was due to acquisitions. The residual increase of $27.5 million resulted from a $20.2 million increase in cash and higher other current assets primarily associated with the timing of certain payments. Current liabilities increased $62.9 million due to acquisitions and an increase in the current portion of long-term debt. Current portion of long-term debt increased by $27.4 million due to the reclassification of the $45.0 million 11.2% Senior subordinated notes, due December 1, 1998, partially offset by the retirement of $17.5 million of 10.4% Senior notes due September 30, 1997.

Borrowings under the revolving credit facility at December 31, 1997 were $179.3 million, comprised of swing line borrowings of $0.4 million, which are included in short-term borrowings, and competitive advance borrowings and revolving credit borrowings of $178.9 million. Borrowings under the revolving credit facility at June 30, 1997 were $151.1 million, comprised of swing line borrowings of $8.2 million and competitive advance borrowings and revolving credit borrowings of $142.9 million. Borrowings under the revolving credit facility increased due to the Oxford acquisition and higher working capital requirements as discussed above.



	Except for historical information contained herein, the matters discussed are forward-looking statements which involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements, including, but not limited to, the effect of economic conditions, product demand, currency exchange rates, competitive products and other risks detailed in the Company's other Securities and Exchange Commission filings.

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

Item 2.	Changes in Securities

            None.

Item 3.	Defaults Upon Senior Securities

            None.

Item 4.	Submission of Matters to a Vote of Security Holders
            (a) The date of the annual meeting of stockholders was November 10, 1997.

            (b) Mr. Edward Meyer was re-elected as a director of the Company with 15,097,288 affirmative votes and 59,950 votes withholding authority. Mr. Meyer will serve a three-year term expiring at the 2000 Annual Meeting of Stockholders.

                 Mr. Gregory Stapleton was elected as a director of the Company with 15,100,536 affirmative votes and 56,702 votes withholding authority. Mr. Stapleton will serve a three-year term expiring at the 2000 Annual Meeting of Stockholders.

                 Mr. Stanley Weiss was elected as a director of the Company with 15,094,633 affirmative votes and 62,605 votes withholding authority. Mr. Weiss will serve a three-year term expiring at the 2000 Annual Meeting of Stockholders.

            (c) The proposal to adopt the Chief Executive Officer Incentive Plan was approved with 14,927,943 affirmative votes, 161,279 negative votes and 68,016 votes withholding authority, which includes abstentions and broker non-votes.

Item 5.	Other Information

            None.

Item 6.	Exhibits and Reports on Form 8-K

            (a)  Exhibits required by Item 601 of Regulation S-K

                 Credit agreement dated December 12, 1997, among Harman International Industries, Incorporated, Becker Holding GmbH, The Several Lenders From Time to Time Party Thereto and Commerzbank Aktiengesellschaft.

	(b)  Reports on Form 8-K

                 None.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
(Registrant)



DATE:  February 13, 1998     BY: /s/ Bernard A. Girod
                                 -------------------------
                                 Bernard A. Girod
                                 President, Chief Operating
                                 officer and Secretary


DATE:  February 13, 1998      BY: /s/ Frank Meredith
                                  -----------------------
                                  Frank Meredith
                                  Vice President of Finance
                                  and Administration and
                                  Chief Financial Officer