Form 10-Q
period 1998-03-31
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 1998-05-14
CIK 800459

                          FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.   20549

           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For Quarter Ended:  March 31, 1998

               Commission File Number:  1-9764

         HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
         ---------------------------------------------
     (Exact name of registrant as specified in its charter)

          DELAWARE                                11-2534306
--------------------------------    ------------------------------------
(State or other jurisdiction        (I.R.S. Employer Identification No.)
of incorporation or organization)

     1101 PENNSYLVANIA AVENUE, NW  WASHINGTON, D.C.     20004
     ---------------------------------------------------------
     (Address of principal executive offices)       (Zip code)

                      (202) 393-1101
     ---------------------------------------------------------
       (Registrant's telephone number, including area code)

                           NOT APPLICABLE
     ---------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

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

18,627,022 shares of Common Stock, $.01 par value, at April 30, 1998.

             HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                            AND SUBSIDIARIES

                                  INDEX


PART I.  FINANCIAL INFORMATION                                    PAGE NO.

Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets -
       March 31, 1998 and June 30, 1997                               3

   Condensed Consolidated Statements of Operations -
       Three and nine months ended March 31, 1998 and 1997            4

   Condensed Consolidated Statements of Cash Flows -
       Nine months ended March 31, 1998 and 1997                      5

   Notes to Condensed Consolidated Financial Statements             6-7

Item 2.  Management's Discussion and Analysis of the Results
          of Operations and Financial Condition                    8-11


PART II.  OTHER INFORMATION                                          12


SIGNATURES                                                           13

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
      HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                    MARCH 31, 1998 AND JUNE 30, 1997
                (000s omitted except per share amounts)

                                                   (Unaudited)              (Audited)
                                                     03/31/98                06/30/97
                                                  --------------          --------------
ASSETS

Current assets
   Cash and cash equivalents                       $     12,362                   4,230
   Receivables (less allowance for doubtful
      accounts of $10,553 at March 31,
      1998 and $9,116 at June 30, 1997)                 310,286                 306,230
   Inventories                                          324,075                 320,102
   Other current assets                                 105,784                  48,737
                                                  --------------          --------------
Total current assets                                    752,507                 679,299
                                                  --------------          --------------
Property, plant and equipment, net                      240,457                 207,947
Excess of cost over fair value of assets
   acquired, net                                        167,357                 109,606
Other assets                                             26,590                  17,402
                                                  --------------          --------------
Total assets                                       $  1,186,911               1,014,254
                                                  --------------          --------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Short-term borrowings                           $      9,351                  15,808
   Current portion of long-term debt                     51,575                  23,949
   Accounts payable                                     103,540                 104,121
   Accrued liabilities                                  134,072                 107,370
                                                  --------------          --------------
Total current liabilities                               298,538                 251,248
                                                  --------------          --------------
Borrowings under revolving credit
   facility                                             181,472                 142,873
Senior long-term debt                                   178,279                  14,770
Subordinated long-term debt                                  --                 108,750
Other non-current liabilities                            30,583                  29,057
Minority interest                                           757                     794
Shareholders' equity
  Common stock, $.01 par value                              186                     185
  Additional paid-in capital                            287,935                 284,490
  Equity adjustment from foreign currency
        translation                                     (22,311)                (16,240)
  Retained earnings                                     231,472                 198,327
                                                  --------------          --------------
Total shareholders' equity                              497,282                 466,762
                                                  --------------          --------------
Total liabilities and shareholders' equity         $  1,186,911               1,014,254
                                                  --------------          --------------

See accompanying Notes to Condensed Consolidated Financial Statements.

           HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                       (000s omitted except per share amounts)
                                     (UNAUDITED)

                                      Three Months Ended                    Nine Months Ended
                                           March 31,                             March 31,
                                    1998              1997                1998              1997
                               -------------     -------------       -------------     -------------
Net sales                       $   391,917           358,140           1,124,150         1,097,462
Cost of sales                       281,981           254,598             814,449           781,532
                               -------------     -------------       -------------     -------------
Gross profit                        109,936           103,542             309,701           315,930
Selling, general and
    administrative expenses          80,540            82,854             231,931           242,939
                               -------------     -------------       -------------     -------------
Operating income                     29,396            20,688              77,770            72,991
Other expenses
  Interest expense                    6,671             6,077              19,294            18,971
  Miscellaneous, net                    909                (7)              1,213               507
                               -------------     -------------       -------------     -------------
Income before income taxes
    and extraordinary item           21,816            14,618              57,263            53,513

Income tax expense                    6,763             4,254              17,751            16,024
Minority interest                        --                40                  --                40
                               -------------     -------------       -------------     -------------
Income before extraordinary          15,053            10,324              39,512            37,449
    item

Extraordinary item,
   net of taxes                          --                --              (3,583)               --
                               -------------     -------------       -------------     -------------
Net income                      $    15,053            10,324              35,929            37,449
                               -------------     -------------       -------------     -------------

Basic EPS before
    extraordinary item          $      0.81              0.56                2.13              2.02
Extraordinary item                       --                --                 .19                --
                               -------------     -------------       -------------     -------------
Basic earnings per share        $      0.81              0.56                1.94              2.02
                               -------------     -------------       -------------     -------------

Diluted EPS before
    extraordinary item          $      0.80              0.55                2.10              1.98
Extraordinary item                       --                --                 .19                --
                               -------------     -------------       -------------     -------------
Diluted earnings per share      $      0.80              0.55                1.91              1.98
                               -------------     -------------       -------------     -------------
Weighted average shares
    outstanding - basic              18,619            18,468              18,556            18,585
                               -------------     -------------       -------------     -------------
Weighted average shares
    outstanding - diluted            18,847            18,818              18,850            18,949
                               -------------     -------------       -------------     -------------

See accompanying Notes to Condensed Consolidated Financial Statements.

         HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                         ($000s omitted)       (UNAUDITED)

                                                             1998                 1997
                                                       --------------        -------------
Cash flows from operating activities:
   Net income                                          $      35,929               37,449
                                                       --------------        -------------
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation                                               41,631               37,005
   Amortization of intangible assets                           5,631                3,760
Changes in working capital, net of effects of
   acquisitions and dispositions:
Decrease (increase) in:
   Receivables                                                 4,840               (3,303)
   Inventories                                               (24,181)             (24,876)
   Other current assets                                       (9,961)              (4,013)
Increase (decrease) in:
   Accounts payable                                          (15,829)             (12,211)
   Accrued liabilities                                        (3,351)             (14,693)
Income from disposition of assets                             (3,721)                  --
                                                       --------------        -------------
Net cash provided by operating activities              $      30,988               19,118
                                                       --------------        -------------
Cash flows from investing activities:
   Payment for purchase of companies,
     net of cash acquired                              $     (94,751)                  --
   Proceeds from disposition of assets                         6,564                1,631
   Capital expenditures                                      (51,688)             (51,337)
   Other items, net                                             (609)               5,796
                                                       --------------        -------------
Net cash used in investing activities                  $    (140,484)             (43,910)
                                                       --------------        -------------
Cash flows from financing activities:
   Borrowings on (repayments of) lines of credit       $      (4,512)             (15,159)
   Net proceeds from long-term debt                          121,478               57,472
   Dividends paid to shareholders                             (2,784)              (2,787)
   Stock retirement                                               --              (11,000)
   Effect of stock option program                              3,446                  914
                                                       --------------        -------------
Net cash flow provided by financing activities         $     117,628               29,440
                                                       --------------        -------------
Net increase in cash and cash equivalents                      8,132                4,648
Cash and cash equivalents at beginning of period               4,230                  303
                                                       --------------        -------------
Cash and cash and cash equivalents at end of period    $      12,362                4,951
                                                       --------------        -------------
Supplemental disclosures of cash flow information:
   Interest paid                                       $      19,613               18,100
   Income taxes paid                                   $      10,753               14,515
Supplemental schedule of non-cash investing activities:
   Fair value of assets acquired                       $     148,857                   --
   Cash paid for the capital stock                            94,751                   --
                                                       --------------        -------------
   Liabilities assumed                                 $      54,106                   --
                                                       --------------        -------------

See accompanying Notes to Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

The Company's Condensed Consolidated Financial Statements for the three months and nine months ended March 31, 1998 and 1997, have not been audited by the Company's independent auditors; however, in the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company and subsidiaries as of March 31, 1998 and the results of their operations and their cash flows for the periods presented.

Where necessary, prior years' information has been reclassified to conform to the current year consolidated financial statement presentation.

The results of operations for the nine months ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year.

The Company has adopted SFAS No. 128, "Earnings Per Share."  The
Company's financial statements for March 31, 1998, and for the comparable prior periods presented, include the disclosures required by SFAS No. 128.

NOTE B - ACQUISITIONS & DISPOSITIONS

In August 1997, Harman International Industries, Incorporated, acquired the automotive OEM loudspeaker manufacturing operations of Oxford
International Ltd. Harman funded the acquisition of Oxford with funds drawn under its revolving credit facility.

In December 1997, Harman International Industries, Incorporated, acquired Audio Electronics Systems (formerly a division of Nokia), a European OEM loudspeaker manufacturer. Harman paid one-half of the purchase price in December 1997 and the remainder in March 1998. The Audio Electronics Systems acquisition was funded with five-year Deutschmark-based senior debt.

In March 1997, Harman International Industries, Incorporated, disposed of its German distribution operations. Proceeds of approximately

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements


NOTE B - ACQUISITIONS & DISPOSITIONS (continued)

$45 million were received by the Company in April, and approximately $4 million is due to the Company in the form of a promissory note.


NOTE C - DILUTION RECONCILIATION

                                            Three Months Ended                 Nine Months Ended
                                                 March 31,                          March 31,
                                           1998            1997               1998            1997
                                      ------------    ------------       ------------    ------------
Weighted average shares
     outstanding - basic                   18,619          18,468             18,556          18,585

Dilutive effect of stock
     options outstanding                      228             350                294             364
                                      ------------    ------------       ------------    ------------

Weighted average shares
     outstanding - diluted                 18,847          18,818             18,850          18,949
                                      ------------    ------------       ------------    ------------


HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
-----------------------
COMPARISON OF THE THREE AND NINE MONTH PERIODS ENDED
MARCH 31, 1998 AND 1997

Net sales for the quarter ended March 31, 1998 increased 9% to $391.9 million. Exclusive of currency effects, sales rose 13 percent. For the first nine months, sales were $1.124 billion. Sales in the same period last year totaled $1.097 billion. Exclusive of currency effects, sales increased 7 percent.

The OEM Group produced excellent results. Including the sales of Oxford and Audio Electronic Systems, total OEM sales for the quarter increased almost 50 percent over the third quarter last year. Also contributing to the growth was the addition of new car models to the Company's customer base including the Dodge Durango (Infinity), the Toyota Aristo (JBL), the BMW Z-3 (Harman Kardon), and the Hyundai Grandeur (JBL). Becker reported continuing growth on higher sales to BMW and Porsche. Becker's new Traffic Star navigation system is selling very well in Europe.

Consumer Group sales were down in the third quarter due to currency shifts, weakness in Asia and the previously announced transition in the Company's relationship with Compaq from sourcing to licensing. Sales to Asia were off 39 percent compared to the third quarter last year. Excluding the effects of currency shifts and the Compaq transition, sales were slightly ahead of last year's third quarter.

The Professional Group sales were lower in the third quarter, driven principally by the Asian markets where sales declined 45 percent compared to the same quarter last year. Sales in Europe were reduced by the disposition of the Company's distribution companies in France and the United Kingdom. The sales decreases in Europe and Asia were partially offset by higher sales in North America and by the continuing growth in sales at AKG.

The gross profit margin for the quarter ended March 31, 1998 was 28.1 percent ($109.9 million) compared to 28.9 percent ($103.5 million) in the prior year. The gross profit margin for the first nine months of fiscal 1998 was 27.5 percent ($309.7 million) compared to 28.8 percent

($315.9 million) in the previous year. The decrease in the gross profit margin rates for the quarter and the first nine months resulted from weakness in Asia, the strength of the U.S. dollar, pricing pressure in consumer electronics markets, start-up costs for new products and the bankruptcy of electronics retailer Nobody Beats the Wiz, which resulted in a $2 million charge against receivables in the second quarter.

Operating income as a percentage of sales was 7.5 percent ($29.4 million) for the quarter ended March 31, 1998, compared to 5.8 percent ($20.7 million) for the same period in the prior year. For the first nine months, operating income as a percentage of sales was 6.9 percent
($77.8 million) compared to 6.7 percent ($72.3 million) in the prior year. The operating income percentage increases in the third quarter and first nine months were due to lower selling, general and administrative costs. Selling, general and administrative costs as a percentage of sales decreased to 20.6 percent for the third quarter and
20.6 percent for the nine months, compared to 23.1 percent and 22.1 percent for the same periods in the prior year. Selling, general and administrative costs for the third quarter of fiscal 1998 included $3 million of restructuring costs incurred at the Consumer and Professional Groups for administrative overhead reduction initiatives. Those costs were offset by $3.6 million of income recorded on the sale of the Company's German distribution operations. Selling, general and administrative costs were lower for the quarter and the nine months compared to the prior year due to currency effects, reductions associated with the sale of distribution companies in France and the United
Kingdom in the second quarter of fiscal 1998 and reductions in other operating expenses.

Interest expense for the three months ended March 31, 1998 was $6.7 million, compared to $6.1 million in the same period last year. For the nine months ended March 31, 1998, interest expense was $19.3 million, compared to $19.0 million last year. Average borrowings outstanding were $417.2 million for the third quarter of fiscal 1998 and $387.9 million for the first nine months, up from $327.9 million and $320.5 million, respectively, for the same periods in the prior year. Higher average borrowings resulted from the August 1997 acquisition of Oxford, the December 1997 acquisition of Audio Electronic Systems and higher working capital levels.

The weighted average interest rate on borrowings was 6.4 percent for the third quarter and 6.7 percent for the nine months ended March 31, 1998. The average interest rates for the comparable periods in the prior year were 7.4 percent and 7.9 percent, respectively. The decrease in average interest rates was due in part to the retirement of $64 million of 12.0% notes, which was funded with proceeds from the issuance of the Company's ten-year senior notes bearing interest at 7.32%.

Income before income taxes, minority interest and extraordinary item for the third quarter of fiscal 1998 was $21.8 million, compared to $14.6 million in the prior year. For the nine months ended March 31, 1998, income before income taxes, minority interest and extraordinary item was $57.3 million, compared with $53.5 million in the prior year period.

The effective tax rate for the third quarter of fiscal 1998 was
31.0 percent compared with 29.1 percent in the same period a year ago.
The effective tax rate for the first nine months of fiscal 1998 was 31.0 percent compared with 29.9 percent last year. The effective tax rates were below the U.S. statutory rate due to utilization of tax credits, certain tax benefits for United States exports and the utilization of tax loss carryforwards at certain foreign subsidiaries. The Company calculates its effective tax rate based upon its current estimate of annual results.

Income before extraordinary item was $15.1 million, compared to $10.3 million in the prior year. Income before extraordinary item for the nine months ended March 31, 1998 was $39.5 million, compared to $37.4 million in the previous year.

The Company reported an extraordinary charge, net of related tax benefit, of $3.6 million in the first quarter of fiscal 1998 due to the early extinguishment of $64 million of 12.0% notes, due August 1, 2002.
The debt retirement was funded with proceeds from the issuance of the Company's ten-year senior notes bearing interest at 7.32%.

Net income for the three months ended March 31, 1998 was $15.1 million, compared with $10.3 million in the previous year. Net income for the first nine months of fiscal 1998 was $35.9 million, compared with $37.4 million in the prior year.

Basic earnings per share were $0.81 for the quarter, compared with $0.56 in the same period in the prior year. Diluted earnings per share were $0.80 for the quarter, compared with $0.55 last year.

Basic earnings per share before extraordinary item were $2.13 for the first nine months, and basic earnings per share were $1.94. Basic earnings per share for the first nine months last year were $2.02.

Diluted earnings per share before extraordinary item were $2.10 for the first nine months, and diluted earnings per share were $1.91. Diluted earnings per share for the first half last year were $1.98.


FINANCIAL CONDITION
---------------------------------
Net working capital at March 31, 1998 was $454.0 million, compared with $428.1 million at June 30, 1997. Current assets increased $73.2 million due to the Oxford and Audio Electronic Systems acquisitions, higher cash and cash equivalents and higher other current assets, which includes approximately $49 million due to the Company for the sale of the German distribution operations. The impact of this increase in other current assets was offset by reductions in accounts receivable and inventories associated with the sale.

Current liabilities increased $47.3 million due to acquisitions and an increase in the current portion of long-term debt. Current portion of long-term debt increased by $27.6 million due to the reclassification of the $45.0 million 11.2% Senior Subordinated notes, due December 1,
1998, partially offset by the retirement of $17.5 million of 10.4% Senior notes due September 30, 1997.

Borrowings under the revolving credit facility at March 31, 1998 were $181.5 million, comprised of competitive advance borrowings and revolving credit borrowings. Borrowings under the revolving credit facility at June 30, 1997 were $151.1 million, comprised of swing line borrowings of $8.2 million, which are included in short-term borrowings, and competitive advance borrowings and revolving credit borrowings of $142.9 million. Borrowings under the revolving credit facility increased due to the Oxford acquisition and higher working capital requirements as discussed above.




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


HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                                  (Registrant)



DATE:  May 14, 1998              BY:   /s/ Bernard A. Girod
                                     -------------------------------
                                       Bernard A. Girod
                                       President, Chief Operating
                                       Officer and Secretary


DATE:  May 14, 1998              BY:   /s/ Frank Meredith
                                     -------------------------------
                                       Frank Meredith
                                       Vice President of Finance
                                       and Administration and
                                       Chief Financial Officer