Form 10-K
period 1998-06-30
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 1998-09-14
CIK 800459

                      Securities and Exchange Commission
                            Washington, D.C.  20549
                                    Form 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                     For the fiscal year ended June 30, 1998

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

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of August 31, 1998, was $623,278,749.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 18,644,660 shares of Common Stock, par value $.01 per share, as of August 31, 1998.

                    DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended June 30, 1998, are incorporated by reference in Part I, Item 1, and Part II, Items 5, 7 and 8.

     Portions of the Registrant's definitive Proxy Statement relating to the 1998 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10 (as related to Directors), 11, 12, and 13.

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.  ____

                   THIS PAGE LEFT BLANK INTENTIONALLY

TABLE OF CONTENTS

                                                     Page
PART I
Item 1.    Business...............................     5
Item 2.    Properties.............................    26
Item 3.    Legal Proceedings......................    27
Item 4.    Submission of Matters to a Vote of
               Security Holders...................    27
               Executive Officers of the Registrant.. 27

PART II
Item 5.    Market for the Registrant's Common
               Equity and Related Stockholder
               Matters............................    30
Item 6.    Selected Financial Data................    30
Item 7.    Management's Discussion and
               Analysis of Financial Condition and
               Results of Operations..............    31
Item 7A.  Quantitative and Qualitative
                 Disclosures about Market Risk....    31
Item 8.    Consolidated Financial Statements
               and Supplementary Data.............    32
Item 9.    Disagreements on Accounting and
                Financial Disclosure..............    32

PART III
Item 10.   Directors and Executive Officers of
                 the Registrant...................    32
Item 11.   Executive Compensation.................    32
Item 12.   Security Ownership of Certain
                 Beneficial Owners and Management...  32
Item 13.   Certain Relationships and Related
                 Transactions.....................    32

PART IV
Item 14.   Exhibits, Financial Statement
                Schedules and Reports on Form 8-K...  33
                List of Financial Statements and
                Financial Statement Schedules.....    37
                Independent Auditor's Report......    39
                Index to Exhibits.................    41

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

     The Company has developed, internally and through a series of strategic acquisitions, a broad range of product offerings sold under renowned brand names in each of its three major markets. The objective of the Company's development efforts has been to secure engineering, manufacturing and marketing leadership in its three major markets and to strengthen the Company's ability to provide total audio system solutions to its customers.

     Harman serves three major audio markets: consumer, professional and original equipment manufacturer (OEM). In the consumer audio market, the Company's range of product offerings has grown from the traditional base of two-channel stereo loudspeakers and electronics to include multi-channel, surround-sound electronics and loudspeaker systems, powered loudspeakers, mini-systems and audio systems for computers, and its customer base has been expanded to include large retailers such as Circuit City in the U.S. and MediaMarkt in Europe. In the professional audio market, the Company offers a complete range of audio products for the sound reinforcement, broadcast and recording, and music instrument segments. In the OEM audio market, the Company offers branded and non-branded audio systems for installation as original equipment in automobiles and computers and the customer base has grown to include Chrysler, Mercedes, Jeep, BMW, Toyota, Mitsubishi, Ford, Volkswagen, Volvo, Fiat, Porsche, Saab, Range Rover, Jaguar, Compaq, IBM and Dell.

     The manufacturing capabilities of the Company include North
American and European operations. Primary manufacturing sites are located in California, Indiana, Germany, the United Kingdom, Denmark, Mexico, France and Austria.

     The Company maintains marketing offices in Hong Kong, Denmark, Japan, Singapore and Brazil to support and protect the Harman brand names worldwide. These organizations maintain close contact with their markets, interpret user needs and facilitate product discussion between distributors and the Professional and Consumer Group companies.

     The Company's operations are organized into three primary Groups: the Consumer Group, the Professional Group and the OEM Group. The Company has completed a number of strategic acquisitions to strengthen each Group's competitive position in terms of market, product and technology. During fiscal 1998, the Company acquired Oxford International, Ltd. ("Oxford"), a manufacturer of automotive OEM loudspeakers with facilities in the United States and Mexico and Audio Electronic Systems ("AES"), formerly a division of Nokia, a manufacturer of automotive OEM loudspeakers with facilities in Germany, Sweden and Hungary.


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

     The Company has leveraged its strong brand names in growing consumer audio markets such as the home theater/multi-channel arena and the mini-systems market. Harman Kardon audio/video receivers, JBL and Infinity surround sound loudspeaker systems and multi-channel amplifiers and digital signal processing components from Citation and Proceed are offered in the home theater market. Integrated mini-systems, including the JBL ESC550 Simply Cinema System and the Harman Kardon
Festival line capitalize on the Company's strong brand names in this significant segment of the consumer audio market.

     The Company believes the maturation and broadened acceptance of the digital versatile disc (DVD) and the forthcoming digital television technology will provide growth opportunities for its consumer brands.
The Company plans to introduce DVD players bearing the Harman
Kardon, Mark Levinson, Citation and Proceed brands in fiscal 1999. The Company also expects DVD and digital television to stimulate loudspeaker sales due to increased customer traffic in audio/video dealers' stores and the improved audio quality potential of DVD and digital television compared to the current analog audio/video and digital audio technologies. Sales expectations are dependent, to a substantial extent, on discretionary spending by consumers, which may be affected by economic conditions.

     The Consumer Group's distribution strategy includes sale of its products through large, multi-location consumer electronics retailers, such as Circuit City in the United Sates and MediaMarkt in Europe, and through high-fidelity audio specialists. The Company believes its brands have attained market leadership positions in its principal international markets. Therefore, a number of its wholly-owned international distribution companies were divested in fiscal 1998 to reduce investment in working capital and allow the Company to focus its resources on the critical disciplines of engineering, manufacturing and marketing.

     The Consumer Group licenses its brands for use by manufacturers of personal computers, including a line of JBL-branded audio systems for Compaq Computer Corporation's Presario line of personal computers.
New licensing and sourcing arrangements with two other major computer manufacturers will begin in fiscal 1999. These audio systems provide high-quality sound and thus enhance the appeal and capability of the personal computer as an entertainment device.

     Professional Group

     The Company's Professional Group designs, manufactures and markets professional audio equipment, including loudspeakers, amplifiers, mixing consoles, signal processing equipment, microphones and effects devices. Such products are marketed on a worldwide basis under brand names including JBL, Soundcraft, Allen & Heath, DOD, Digitech, Lexicon, AKG, dbx, BSS, Orban, AMEK, Spirit and Studer.
The Professional Group is uniquely equipped to provide turnkey systems solutions for professional audio applications that offer the customer improved performance, ease of installation and reduced cost. The principal market segments served by the Professional Group are sound reinforcement, broadcast and recording and music instrument support.

     JBL is the leader in the vibrant cinema market, holding a dominant share of Dolby and THX theater sound systems and serving customers such as Cineplex Odeon and United Artists Theaters. Stadiums, concert halls, houses of worship and major concert tours rely on sound reinforcement products from the Professional Group, such as JBL loudspeakers, JBL and BSS amplifiers, AKG microphones, Lexicon, DOD and dbx signal processing equipment, and Soundcraft, AMEK and Allen & Heath mixing consoles, to produce top quality sound.

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

     OEM Group

     Harman is one of the world's largest manufacturers of premium branded automotive OEM audio systems. The Company believes excellent growth opportunities are still available in the automotive OEM market through higher penetration levels within existing models, increases in per-vehicle content through the provision of complete systems, increases in the number of models offering the Company's audio systems and the addition of new automotive OEM customers.

     The Company's largest automotive OEM customer, Chrysler, offers Infinity branded audio systems in the majority of its car, truck and sport-utility vehicle platforms. Becker supplies head units to Mercedes Benz, BMW and Porsche. Harman Kardon branded audio systems are offered in cars produced by BMW, Saab, Jaguar and Range Rover. Other customers include Toyota, Mitsubishi, Ford, Volkswagen, Fiat and Volvo.
The loss of, or a material decrease or delay in purchasing the Company's products by, any of the Company's significant customers could have a material adverse effect on the results of operations of the Company. Sales of the Company's audio products to the automotive OEM market are dependent on the sales of the automobile industry and automobile purchasers' willingness to pay for the option of a premium branded automotive audio system.

     In 1995, the Company withdrew Ford's exclusive right to use the JBL brand name for automotive audio and made the brand name available to other automakers. The JBL program for the Ford Explorer ended with model year 1997 and for the Lincoln line ended with model year 1998.

     The Company has begun sourcing JBL branded audio systems for a large part of Toyota's broad range of vehicles, including vehicles produced by Toyota for sale in Asia. In fiscal year 1998, the OEM Group added the BMW 5-Series (Becker radio), the Toyota Aristo (JBL audio system), the Peugeot 406 (JBL audio system), the Hyundai Grandeur
(JBL audio system), the Chrysler Durango (Infinity audio system), and the BMW Z3 (Harman Kardon audio system) to its list of offerings. The OEM Group offers integrated audio systems that provide a platform for further expansion into associated automotive electronic products such as navigation sytems and digital electronics networking systems.

ORGANIZATION

     The Company is organized in three core groups - Consumer, Professional and OEM - with each group incorporating all related engineering, manufacturing and marketing operations. The Consumer
Group contributed approximately 32% of fiscal 1998 total net sales, the Professional Group accounted for approximately 30% of net sales, and the OEM Group generated approximately 38% of net sales.

Financial Information about Geographic Segments

     Financial information about geographic segments required to be included hereunder is incorporated by reference to Note 9 of Notes to Consolidated Financial Statements contained in the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1998.

Description of Business

     The Company's business is conducted through its wholly owned subsidiaries which include:

            Name                                       Principal products
----------------------------------           --------------------------------------
Audio Electronics Systems GmbH                Automotive OEM loudspeakers

AKG Acoustics GmbH                            Professional electronics

Audax Industries, SNC                         Consumer home, automotive and
                                                  professional loudspeakers;
                                                  OEM loudspeakers

Becker GmbH                                   Automotive OEM and automotive
                                                  aftermarket electronics

Harman Music Group, Incorporated              Professional electronics

Harman Consumer Europe A/S                    Consumer home and automotive
                                                  electronics

Harman France, S.N.C.                         Consumer home and automotive
                                                  audio products

Harman International Industries,              Automotive OEM loudspeakers and
    Limited                                       electronics and professional
                                                  audio products

            Name                                       Principal products
----------------------------------           --------------------------------------
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

Oxford International                          Automotive OEM loudspeakers

Studer Professional Audio AG                  Professional electronics

     Markets for Products

     Based on its experience in, and knowledge of, the audio industry, the Company believes that the consumer, professional and OEM markets, both domestic and international, have grown in recent years. In 1997 and 1998, the consumer and professional audio markets slowed somewhat due to uncertainty associated with technology transitions. The transition from analog to digital audio technology has transformed music recording and reproduction and has led to the development of a new generation of consumer and professional audio products, including software-driven audio systems with integrated digital architecture that permits communication among all components. Although this transition has created near-term market weakness due to customer confusion and hesitancy, management believes that the evolution of digital audio will fuel long-term growth in the consumer and professional audio markets.

     In the consumer audio market, the Company believes that maturation and broadened acceptance of DVD, the new multi-channel audio technologies and digital television should provide growth opportunities. The Company's broad range of renowned consumer audio brand names includes JBL, Infinity, Harman Kardon, Mark Levinson, Proceed and
Citation.

     The Company has developed branded audio systems for Compaq, Gateway and other manufacturers of personal computers. The Company also produces aftermarket audio systems for multimedia applications. The Company believes that the number of personal computers equipped with multimedia capabilities will continue to increase.

     The professional audio markets served by the Company include sound reinforcement, broadcast and recording and music instrument support.
The sound reinforcement market includes theaters (cinema and live performance), stadiums, concert halls, and houses of worship. The broadcast and recording market includes radio and television stations and recording studios. The Company serves the music instrument support market primarily through the provision of portable digital signal processing components, guitar amplifiers and compact, portable loudspeaker systems used by touring performers. Much of the professional audio market is undergoing a transition from analog to digital audio technology, and the Company is well-equipped for this evolutionary period with the engineering and marketing expertise of JBL, Soundcraft, Studer, Lexicon, Harman Music Group and AKG.

     Harman is a leader in the design and production of premium, branded high-fidelity systems for automobile manufacturers. The Company believes significant growth opportunities exist within the automotive audio market to increase sales by increasing product penetration in OEM models currently supplied, increasing per-vehicle content through the provision of complete systems, expanding the number of automobile models offering its systems and adding new OEM customers. Becker's radio and navigation system products complement the Company's JBL, Infinity and Harman Kardon automotive audio programs and enable the Company to offer fully-integrated audio systems to the automobile manufacturers. The acquisitions of Oxford and AES have added manufacturing capacity and vertical integration, as well as enlarging our relationship with current customers Chrysler, BMW and Mercedes Benz.
AES adds Volkswagen, Fiat and Volvo to our customer base.

Products

     The Company designs, engineers, manufactures and markets worldwide a broad range of high-quality, high-fidelity audio loudspeakers and electronics for the consumer (home, automotive aftermarket and computer/multimedia), professional (sound reinforcement, broadcast and recording, and musical instrument support), and OEM automotive markets.

     The Consumer Group accounted for approximately 32% of the Company's fiscal 1998 sales, of which 76% was attributable to home loudspeaker and automotive aftermarket systems, 21% was from home electronic components and 3% was from audio systems for computer manufacturers. The Professional Group contributed approximately 30% of fiscal 1998 sales, of which 45% was attributable to sound reinforcement, 25% was from broadcast and recording and 30% was from musical instrument support. OEM Group sales to the automakers produced approximately 38% of fiscal 1998 sales.

     CONSUMER PRODUCTS. The Company designs, manufactures and markets loudspeakers principally under the JBL and Infinity brand names for the consumer market. JBL and Infinity offer diverse product lines which give customers a wide range of speaker choices: floorstanding, bookshelf, built-in, wireless, outdoor, and wall or ceiling mountable loudspeakers, in styles and finishes ranging from high gloss piano lacquer to genuine wood veneers. JBL also offers easily installed and operated home theater loudspeaker systems and complete home theater mini-systems. The more expensive JBL and Infinity loudspeakers are housed in high-gloss lacquer or wooden veneer cabinets that complement the quality components they enclose.

     The Company designs, manufactures and markets a broad range of consumer audio electronics products on a worldwide basis. The
Company's consumer electronics products facilitate the marketing of complete systems incorporating the Company's loudspeakers, such as surround sound home theater installations. The Company's Harman
Kardon electronics line includes audio-video receivers featuring Dolby Digital AC-3 and Lucasfilm Home THX surround sound processing capabilities and multi-channel amplifiers. Digital versatile disc (DVD) machines currently in development reflect Harman Kardon's commitment to deliver state-of-the-art audio reproduction equipment to its customers.

     Madrigal designs and manufactures high-end digital electronics, including amplifiers, pre-amplifiers, digital signal processors and compact disc transports and players. Madrigal markets its products under the renowned Mark Levinson and Proceed brand names.

     The Citation and AudioAccess product lines are also part of the Madrigal Group. Citation designs and manufactures high-end surround sound processors, amplifiers and loudspeakers for home theater applications. Citation products feature patented Six-Axis steering logic surround processing and provide solutions for all component and system needs for home theater and home audio. AudioAccess products provide in-home, multi-source, multi-zone sound system controls, serving home theater and multi-room applications.

     The Company's automotive aftermarket products include loudspeakers and amplifiers marketed under the JBL and Infinity brand names and Becker head units (radios with either cassette or compact disc functions), amplifiers and compact disc changers.

     The Company's JBL brand has been licensed for use in audio systems for Compaq's Presario line of personal computers. New licensing and sourcing arrangements with two other major computer manufacturers will begin in fiscal 1999. These audio systems provide high-quality sound and thus enhance the appeal and capability of the personal computer as an entertainment device.


     PROFESSIONAL PRODUCTS. The Company designs, manufactures and markets products in all significant segments of the professional audio market, offering complete systems solutions to professional installations and users around the world.

     The Professional Group includes many of the most respected names in the industry including JBL, Soundcraft, Allen & Heath, DOD, Lexicon,
AKG, BSS, dbx, Orban, AMEK, Studer and UREI. Professional installations of Harman products include stadiums, opera houses, concert halls, recording studios, broadcast studios, theaters, houses of worship, cinemas and touring performing artists.

     Sound systems incorporating components manufactured by JBL, Lexicon, AKG, Studer and Soundcraft are in use around the world in such places as the Great Hall of the People in Beijing, China, the Royal Danish

Theater in Copenhagen and Abbey Road Studio in England. Performing artists such as Pink Floyd, U2, The Rolling Stones, Oasis and Wynton Marsalis use Harman professional equipment on tour.

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

     The Company is a leading manufacturer and marketer of audio electronics equipment for professional use. Such products are marketed on a worldwide basis under various trade names, including Soundcraft, Allen & Heath, DOD, Digitech, Lexicon, AMEK, AKG, BSS, dbx,
Orban, Studer, Audio Logic, and UREI, and are often sold in conjunction with the Company's professional loudspeakers.

     The AMEK and Soundcraft lines of high-quality sound mixing consoles extend from automated multi-track consoles for master recording studios to compact professional mixers for personal recording and home studios. Soundcraft and AMEK products span four main market areas: sound reinforcement, recording studios, broadcast studios and musical instrument dealers. Allen & Heath manufactures cost effective mixing consoles for use in broadcast studios and for use on stage in smaller venues.

     The Harman Music Group product line is marketed under the DOD, dbx, Digitech and Audio Logic brand names, and is sold primarily to professional audio and musical instrument dealers. Harman Music Group products include signal processing equipment, equalizers, mixers and special effects devices.

Lexicon is a leader in the design, manufacture and marketing of high-quality digital audio signal processing equipment for professional use in the audio, video, musical entertainment and broadcasting markets worldwide. Lexicon digital signal processing products are used in live sound applications as well as recording studios to process sound effects and refine final mixes. Additionally, Lexicon designs, manufactures and markets a series of high-end home theater surround sound processors and amplifiers.

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

     The Company manufactures audiophile OEM sound systems for automobiles, including Infinity systems sold to Chrysler and Mitsubishi, Harman Kardon systems sold to BMW, Jaguar, Saab and Land Rover
(Range Rover) and JBL systems sold to Toyota. Becker supplies head units and other electronics to Mercedes, BMW and Porsche. These premium OEM audio systems are engineered for each automobile to maximize acoustic performance and complement interior design.

     The Company discontinued Ford's exclusive automotive OEM right to use of the JBL brand name and made it available to Toyota, Peugeot and others from whom new commitments were received beginning in model year 1998. The JBL program for the Ford Explorer concluded with model year 1997 and the JBL program for the Lincoln line is scheduled to conclude with model year 1998.

     The Company now supplies JBL branded sound systems to Toyota for its cars and light trucks. JBL branded sound systems are also offered in the Peugeot 406 and the Korean Hyundai Grandeur.


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

     The Company's loudspeaker manufacturing capabilities include the production of its own high-gloss lacquer and wooden veneer loudspeaker enclosures, wire milling, voice coil winding and the use of numerically controlled lathes and other machine tools to produce its many precision components. The Company's high degree of manufacturing integration enables it to maintain consistent quality levels, resulting in reliable, high-performance products. The Company capitalizes on opportunities to transfer technology and materials developments across product lines to maximize the utility of engineering, design and development investment.

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

     The Company has established a strong manufacturing presence in Europe to better respond to customer demands in that market. Audax Industries SNC ("Audax"), a manufacturer of high-quality, high-performance tweeters, drivers and automotive OEM loudspeakers, is located in France, and the Company's Lydig of Scandinavia A/S ("Lydig") subsidiary manufactures cabinet enclosures and assembles complete JBL and Infinity loudspeakers in Denmark. Cabinet production was begun in the United Kingdom during fiscal 1997 at the Company's new factory in Cornwall to meet increased demand for JBL Professional loudspeakers in Europe.

     European professional electronics manufacturing includes Soundcraft in the United Kingdom (mixing consoles), Studer in Switzerland
(professional recording and broadcast equipment) and AKG in Austria (microphones and headphones).

     European automotive loudspeaker and electronics manufacturing includes the production of automotive OEM loudspeakers and amplifiers in the United Kingdom, Germany, Sweden and Hungary, and automotive OEM and automotive aftermarket radios and other electronics at Becker in Germany.


     Marketing and Distribution

     The Company's products are sold domestically and internationally in the consumer, professional and OEM markets. The consumer market for audio entertainment systems consists of home, automotive aftermarket and personal computer (OEM and aftermarket). The professional market includes a wide range of professional uses, including live music applications, recording facilities, entertainment venues such as concert halls, stadiums and movie theaters, broadcast facilities and music instrument support. The OEM market includes automobile and personal computer manufacturers which purchase either branded or generic components and systems.

     The Company primarily markets its consumer audio products through audio and audio-video specialty stores and certain audio-video chain stores, such as Circuit City in North America and MediaMarkt in Europe. The Company enjoys broad distribution of its products and selects dealers who emphasize high-quality audio systems and who are knowledgeable about the features and capabilities of audio products. The Company's sales and marketing activities include dealer education programs and comprehensive product literature. The Company's dealers typically stock a number of home audio equipment lines including competing products (sometimes both JBL and Infinity loudspeakers) and may also carry automobile audio systems and other consumer-oriented electronics.

     The Company's professional audio products are marketed worldwide through professional sound equipment dealers, including sound system contractors that directly assist major users. The Company's sales and marketing group for its professional products is separate and independent from its consumer product sales group.

     The Company markets its branded OEM audio products to automobile and personal computer manufacturers. Automotive OEM customers include Chrysler, Mercedes Benz, Toyota, BMW, Ford, Mitsubishi,
Volkswagen, Volvo, Jaguar, Porsche, Range Rover and Saab in the automotive segment. Personal computer OEM customers include
Compaq, IBM and Dell.


     Suppliers

     Products designed by Harman Kardon in the United States are manufactured by several suppliers. Harman Kardon's largest supplier, based in Korea, experienced difficulties during fiscal 1998 associated with the crisis in Asia. Production delays negatively affected Harman
Kardon's results. Harman Kardon has terminated its relationship with this supplier and other sources have been secured to manufacture Harman
Kardon products. The loss of any of Harman Kardon's primary suppliers would not have a material impact on the earnings of the Company.

     Northridge Manufacturing relies on several suppliers for a large percentage of certain parts, such as wood, speaker grilles, plastic molded parts and magnets. The loss of any one of these suppliers would not have a material impact on the earnings of the Company.

Trademarks and Patents

     The Company markets its products under numerous trademarks and logos, including: JBL, Infinity, Harman Kardon, Citation, Concord, Audax, Becker, AMEK, Soundcraft, Spirit, DOD, Audio Logic, DigiTech, Lexicon, AKG, Studer, Numisys, BSS, Orban, Precision Devices, dbx, Allen & Heath, AudioAccess, Mark Levinson, Proceed, Revel, VMAx, EON, Harman, Control, Compositions, Optimod, C-
Audio, Auto Azimuth and Dynamic Midi. These trademarks and logos are registered or otherwise protected in substantially all major industrialized countries.

     The Company's registrations cover use of its trademarks and logos in connection with various applicable products, such as loudspeakers, speaker systems, speaker system components and other electrical and electronic devices. As of June 30, 1998, the Company held approximately 302 United States and foreign patents covering various products, product designs and circuits, and had approximately 166 patent applications pending around the world. The Company vigorously protects and enforces its trademark and patent rights.


     Seasonality

     Overall, the Company's consolidated net sales are not materially impacted by seasonality. However, the first fiscal quarter is usually weakest due to the July and August holidays in Europe and the automotive OEM model changeovers. Variations in seasonal demands among end-user markets may cause operating results to vary from quarter to quarter.


     Customers

     Sales to Chrysler for fiscal year 1998 accounted for 14.3% of the Company's consolidated net sales. The loss of automotive OEM system sales to Chrysler would have a material adverse impact on the sales and earnings of Harman Motive and the Company as a whole.

Backlog Orders

     Because the Company's practice is to maintain sufficient inventories of finished goods to fill orders promptly, the level of backlog is not considered to be an important index of future performance. The
Company's backlog was approximately $15.9 million at June 30, 1998.


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

     Warranties in the international markets are generally similar to those in the domestic market, although claims arising under these warranties are the responsibility of the distributor.


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

     While the Company manufactures and markets many compatible and complementary products, other products that the Company manufactures and markets compete directly. For example, JBL professional loudspeakers are compatible with and marketed with BSS professional amplifiers and loudspeaker management systems. However, JBL and

Infinity home loudspeakers compete directly and are two of the leading loudspeaker brands in the world. The Company's strategy uses its brand leadership to increase market share.

     The Company believes that it currently has a significant share of the consumer market for loudspeakers (home and aftermarket automotive), primarily as a result of the strength of its brand names. JBL and Infinity are two of the most recognized loudspeaker brands in the world. The addition of our new high-end loudspeaker brand, Revel, extends our loudspeaker market position and complements our Mark Levinson and Proceed high-end electronics lines. The Company competes based upon its ability to meet customer demands through new product introduction, the breadth of its product lines, world-class marketing and its ability to take advantage of the economies of scale resulting from the Company's use of common manufacturing facilities.

     The Company's principal competitors in the consumer loudspeaker market include Bose, Boston Acoustics, Bowers & Wilkins, KEF, Celestion, Paradigm, Acoustic Research, Cambridge SoundWorks and
Polk Audio. Principal competitors in the consumer automotive aftermarket area include Alpine, Kenwood, Bose, Nakamichi, Clarion, Rockford-Fosgate and Blaupunkt. Principal competitors in the high-end loudspeaker market include Wilson Audio, Snell, Thiel, and Bowers & Wilkins.

     Competition in the consumer electronic components segment remains intense, with this market dominated by large Japanese competitors. The short life cycle of products and a need for continuous design and development efforts characterize this segment. The Company's competitive strategy is to compete in the upper segments of this market and to continue to emphasize the Company's ability to provide systems solutions to customers, including a combination of loudspeakers and electronics products, providing integrated surround sound and home theater systems. Principal electronics competitors for Harman Kardon include: Sony, Denon, Onkyo, Nakamichi, Pioneer, Kenwood and
Yamaha. The Company competes in the high-end consumer electronics market with the Mark Levinson, Citation and Proceed brands. Principal competitors include: Krell, McIntosh, Audio Research, Meridian, Linn and Accuphase.

     In the personal computer audio market, the Company's JBL brand name is licensed for audio systems packaged with Compaq's Presario line of personal computers. Licensing and sourcing arrangements with Dell and IBM will begin in fiscal 1999 utilizing the Infinity and Harman Kardon brands. Principal competitors in this segment include Bose, Altec-Lansing and LabTec.

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

     The Company competes in the sound reinforcement market with many of its brand names, including JBL, AKG, Soundcraft, AMEK and BSS. Principal competitors in sound reinforcement include Electro Voice, Inc., Eastern Acoustic Works, Crest, Sennheiser, Tannoy, Peavy, Tascam, Klark-Teknik, Marshall, Fender and Sony. The Professional Group competes in the broadcast and recording areas with its Studer, AKG, Soundcraft, AMEK, Lexicon and Orban brands. Principal recording and broadcast competitors include: Sony, Neve, Sennheiser, Denon, SSL,
Shure and Audio Technica. In the Music Instrument area, competitors for the Company's DOD, Digitech, dbx, Lexicon and Spirit products include Yamaha, Peavey, Rane, Roland, Alesis, Marshall, Fender and Sony.

     The Professional Group also competes in the industrial and architectural sound market; competitors within this market include Siemens, Peavey, Tannoy and Bose.

     In the automotive OEM market, the Company's principal competitors include Bose, International Jensen and Foster Electric in the loudspeaker systems segment and Alpine, Blaupunkt, Panasonic and Mannesman in the electronics segment. The Company is the only supplier of branded loudspeaker systems for Chrysler, Jeep and Mitsubishi automobiles in the United States, and also supplies branded loudspeaker systems to Toyota, BMW, Jaguar, Rover, Saab and Peugeot. The Company also supplies non-branded loudspeaker systems to Chrysler, Mercedes Benz, Volkswagen, Volvo and Fiat. The Company is a primary supplier of radio head units to Mercedes-Benz, BMW and Porsche. The Company competes based upon the strength of its brand name recognition and the quality of its products together with its technical expertise in designing loudspeaker systems and electronics to fit the acoustic properties of each automobile model.

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

During fiscal 1995, the Company gave notice to certain state agencies that an environmental release had occurred at one of its facilities. The Company agreed to a remediation plan with the state agency. The remediation process has proceeded in accordance with the plan, and the Company believes that the future cost to complete remediation will not exceed $100,000.

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

     Research, Development and Engineering

     The Company's expenditures for research, development and engineering were $65,926,000, $66,451,000, and $59,171,000 for the fiscal years ending June 30, 1998, 1997 and 1996, respectively.


     Number of Employees

     As of June 30, 1998, the Company had 10,010 full-time employees, including 4,188 domestic employees and 5,822 international employees, compared to 8,384 employees at June 30, 1997.


     Financial Information - Foreign & Domestic Operations, Export Sales

     Financial information about foreign and domestic operations and export sales to be filed hereunder is incorporated by reference to Note 9 of Notes to Consolidated Financial Statements and Management's
Discussion and Analysis of Financial Condition and Results of Operations (Effects of Inflation and Exchange Rates) on pages 38 and 26, respectively, in the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1998.


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

ITEM 2.   PROPERTIES

     The Company's principal activities are conducted at the facilities described in the following table.

                                 Square        Owned or         Percentage
       Location                  Footage        Leased         Utilization          Division
-------------------------      ----------     ----------      -------------     ----------------
Northridge, California          722,715        Leased             94%            Consumer, Pro-
                                                                                  fessional, OEM

Ontario, California             212,600        Leased            100%            Consumer,
                                                                                  Professional

Martinsville, Indiana           182,664        Owned             100%            OEM
                                 20,000        Leased            100%

Straubing, Germany              195,000        Owned              95%            OEM

Ringkobing, Denmark             145,119        Owned             100%            Consumer
                                 25,920        Leased             80%

Ittersbach, Germany             169,465        Owned              80%            OEM

Potters Bar, UK                 160,000        Leased            100%            Professional

Juarez, Mexico                  139,000        Leased             89%            OEM

Vienna, Austria                 128,593        Leased            100%            Professional

Bridgend, UK                    126,000        Leased            100%            OEM

Sandy, Utah                     122,000        Leased            100%            Professional

Worth-Schaitt, Germany           89,640        Owned              75%            OEM

Regensdorf, Switzerland          86,111        Leased            100%            Professional

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



ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF
                   SECURITY HOLDERS

                    None.

                   EXECUTIVE OFFICERS OF THE REGISTRANT

                                  Age at
        Name                  August 1, 1998                       Position
----------------------        --------------         ----------------------------------------
Sidney Harman                      79                 Chairman of the Board of Directors
                                                         and Chief Executive Officer

Bernard A. Girod                   56                 President, Chief Operating Officer,
                                                         Secretary and Director of the
                                                         Company

Gregory P. Stapleton               51                 President - OEM Group and Director
                                                         of the Company

Frank Meredith                     41                 Vice President - Finance &
                                                                                      Administration and Chief
                                                                                      Financial Officer

Philip J. Hart                     53                 President - Harman Professional Group

Thomas Jacoby                      44                 Chief Marketing Officer

William S. Palin                   55                 Vice President - Controller

Sandra B. Robinson                 39                 Vice President - Financial Operations

Edwin S. Summers                   51                 Vice President and General Counsel

Floyd E. Toole                     52                 Vice President - Engineering


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

     Gregory P. Stapleton has been President of the OEM Group since October 1987 and a Director of the Company since November 1997.
Prior to his association with the Company, Mr. Stapleton was Senior Vice President of General Electric Venture Capital Corporation from January 1986 to September 1987, and was General Manager, Industrial Products Section, Factory Automation Products Division, of General Electric Corporation from October 1982 through December 1985.

     Frank Meredith has been Vice President - Finance and Administration and Chief Financial Officer of the Company since March 1997. Prior to that time, Mr. Meredith served as Vice President, General Counsel and Assistant Secretary of the Company from July 1992. Prior to that time, Mr. Meredith held other positions within the Company since May 1985.

     Philip J. Hart has been President of the Harman Professional Group since November 1993. Prior to that time, Mr. Hart served as President of Soundcraft from Harman's 1988 acquisition.

     Thomas Jacoby was appointed Chief Marketing Officer in June 1998. Prior to that time, Mr. Jacoby served as President of the Harman Consumer Group from February 1993. Prior to that time, Mr. Jacoby served as President of JBL Consumer from August 1990. From July
1988 to August 1990, Mr. Jacoby served as Executive Vice President of Harman Kardon.

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

     Edwin S. Summers has been Vice President and General Counsel of the Company since July 1998. Prior to that time, Mr. Summers was Vice President, General Counsel and Secretary of First Alliance Corporation from 1996. From 1991 to 1995, Mr. Summers was Senior Vice President, General Counsel and Secretary of Transamerica Finance Group.

     Floyd E. Toole, Ph.D., joined the Company as Vice President - Acoustics in November 1991. Prior to joining the Company, Dr. Toole spent 25 years, most recently as Senior Research Officer, with the National Research Council of Canada's Acoustics and Signal Processing Group. At the National Research Council, Dr. Toole worked to develop psychoacoustic-optimized adaptive digital techniques for improving the performance of loudspeakers in rooms.

PART II


ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY
                   AND RELATED STOCKHOLDER MATTERS

     The information required by Part II, Item 5 is incorporated by reference to the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1998 (Shareholder Information on page 40).

ITEM 6.     SELECTED FINANCIAL DATA

Five-Year Summary
(in thousands, except per share data,
for the fiscal years ended June 30)

                             1998          1997          1996          1995          1994
                         -----------   -----------   -----------   -----------   -----------
Net sales                 $1,513,255    $1,474,094    $1,361,595    $1,170,224    $  862,147

Operating income             100,325       101,973       105,378        87,449        66,332

Income before taxes           75,707        77,901        75,024        61,157        42,686

Income before
   extraordinaty items        53,826        54,832        52,042        41,435        26,412

Net income                    50,243        54,832        52,042        41,161        25,664

Basic EPS before
   extraordinary items          2.90          2.96          3.16          2.60          1.88

Basic EPS                       2.71          2.96          3.16          2.58          1.83

Diluted EPS                     2.67          2.90          3.09          2.53          1.79

Total assets               1,130,684     1,014,254       996,209       886,872       680,691

Long-term debt               259,609       266,393       254,611       266,021       156,577

Shareholders' equity         511,899       466,762       436,477       289,490       232,021

Dividends per share             0.20          0.20          0.20          0.17            --


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS

     The information required by Part II, Item 7 is incorporated by reference to the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1998 (Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 23 through 26).


ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK

     The Securities and Exchange Commission requires that registrants include information about potential effects of changes in interest rates and currency exchange rates in their financial statements. The qualititative information required by Part II, Item 7A is incorporated by reference to pages 26 and 39 of the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1998 (Effects of Inflation and Currency
Exchange Rates and Footnote 12, Fair Value of Financial Instruments, respectively).

     The Company's exposure to interest rate changes is primarily related to its variable rate debt. To asses exposure to interest rate changes, the Company has performed a sensitivity analysis assuming a hypothetical
100 basis point increase in interest rates across all maturities. This analysis indicates that such market movements would reduce fiscal 1999 net income, based on June 1998 positions, by approximately $0.8 million.

     The Company's net unhedged exposure in assets and liabilities denominated in other than their relevant functional currency as of June 30, 1998 was not material.

     Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and the Company's actual exposure and hedges.

ITEM 8.     CONSOLIDATED FINANCIAL STATEMENTS AND
            SUPPLEMENTARY DATA

     The information required by Part II, Item 8 is incorporated by reference to the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1998 (Consolidated Financial Statements on pages 22 and 28 through 40).


ITEM 9.     DISAGREEMENTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

            None.


PART III

     With the exception of information relating to the executive officers of the Company which is provided in Part I hereof, all information required by Part III (Items 10, 11, 12, and 13) of Form 10-K, including the information required by Item 405 of Regulation S-K, is incorporated by reference to the Company's definitive Proxy Statement relating to the 1998 Annual Meeting of Stockholders.

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

              b)     Reports on Form 8-K

                            Form 8-K, dated June 16, 1998, filed on June 30, 1998, containing the following items:
                            Item 5. Announcement of fourth quarter fiscal 1998 outlook and fiscal 1999 outlook and announcement of stock repurchase program.

                THIS PAGE LEFT BLANK INTENTIONALLY

                                         SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant):     HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED

By:   (Signature and Title)        /s/ Sidney Harman
                            ---------------------------------
                            Sidney Harman, Chairman of the Board
                            and Chief Executive Officer
Date:     September 14, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                          Title                              Date
  /s/ Sidney Harman               Chairman of the Board,               September 14, 1998
----------------------------        Chief Executive Officer            ------------------
Sidney Harman                       and Director

  /s/ Bernard A. Girod            President, Chief Operating           September 14, 1998
----------------------------        Officer, Secretary                 ------------------
Bernard A. Girod                    and Director

/s/ Gregory P. Stapleton          President - OEM Group                September 14, 1998
----------------------------        and Director                       ------------------
Gregory P. Stapleton

  /s/ Frank Meredith              Vice President - Finance &           September 14, 1998
----------------------------        Administration and Chief           ------------------
Frank Meredith                      Financial Officer (Principal
                                    Accounting Officer)

  /s/ Shirley M. Hufstedler       Director                             September 14, 1998
----------------------------                                           ------------------
Shirley M. Hufstedler

  /s/ Ann McLaughlin              Director                             September 14, 1998
----------------------------                                           ------------------
Ann McLaughlin

  /s/ Edward H. Meyer             Director                             September 14, 1998
----------------------------                                           ------------------
Edward H. Meyer

/s/ Stanley A. Weiss              Director                             September 14, 1998
----------------------------                                           ------------------
Stanley A. Weiss
                                                                        35

		THIS PAGE LEFT BLANK INTENTIONALLY

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES
Index to Item 14(a)

                                                               Page Reference
                                                    ----------------------------------
                                                                            Annual
                                                                           Report to
                                                     Form 10-K            Shareholders
                                                    ----------------------------------
Consolidated Financial Data (pages 22 and
    28 through 40 of the 1998 Annual Report
    to Shareholders herein incorporated
    by reference as Exhibit 13.1):


Financial Table of Contents . . . . . . . . . . . . . . . .. . . . . . . . . . . 22

Independent Auditor's Report . . . . . . . . . . . . .39 . . . . . . . . . . . . 27

Consolidated Balance Sheets as of
    June 30, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . 28

Consolidated Statements of
    Operations for the years ended
     June 30, 1998, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . .  29

Consolidated Statements of Cash
    Flows for the years ended
    June 30, 1998, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . 30

Consolidated Statements of Shareholders'
    Equity for the years ended June 30,
    1998, 1997and 1996 . . . . . . . . . . . . . . . . . . . . .. . . . . . . .  31

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . 32


Schedules for the years ended June 30,
           1998, 1997 and 1996:

II    Valuation and Qualifying
       Accounts and Reserves . . . . . . . . . . . . . 38

All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements.

								Schedule II

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
Valuation and Qualifying Accounts and Reserves
Three Years Ended June 30, 1998
($000's omitted)

-------------------------------------------------------------------------------------------------------
                                                              Charged
                               Balance at      Charged to     To Other                        Balance
                               Beginning       Costs and      Accounts      Deductions        at End
Classification                 of Period        Expenses      Describe       Describe        of Period
-------------------------------------------------------------------------------------------------------

Year Ended June 30, 1996

Allowance for
    doubtful
    accounts                     $12,313        $  3,103     $ (1,405) (1)   $  4,049 (2)     $  9,962


Year Ended June 30, 1997

Allowance for
    doubtful
    accounts                     $  9,962       $  1,977     $   (781) (3)     $  2,042 (2)   $  9,116


Year Ended June 30, 1998

Allowance for
    doubtful
    accounts                     $  9,116       $  4,904     $    152  (4)     $  4,100 (2)   $ 10,072



(1) Deductions due to account reclassifications, foreign currency translation, and dispositions.

(2)  Deductions for accounts receivable written off net of recoveries.

(3)  Deductions due to foreign currency translation and dispositions.

(4) Additions due to acquisitions.  Deductions due to dispositions.

           INDEPENDENT AUDITOR'S REPORT ON SCHEDULE
-----------------------------------------------------------------------


The Board of Directors
Harman International Industries, Incorporated


Under date of August 12, 1998, we reported on the consolidated balance sheets of Harman International Industries, Incorporated and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the years in the three year period ended June 30, 1998, as contained in the 1998 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended June 30, 1998. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





				/s/ KPMG Peat Marwick LLP



Los Angeles, California
August 12, 1998

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

Exhibit                                                                             Page
 No.                                 Description                                     No.
3.1, 4.1         Restated Certificate of Incorporation filed with the
                 Delaware Secretary of State on October 7, 1986,
                 as amended by the Certificates of Amendment
                 filed with the Delaware Secretary of State on
                 November 13, 1986 and on November 9, 1993.
                 (Filed as Exhibit 4.1 to Amendment 1 to the
                 Company's Registration Statement on Form S-3
                 dated November 15, 1993 (File No. 1-9764) and
                 hereby incorporated by reference.)..................................IBR

3.2,4.5          Amended By-Laws of Harman International
                 Industries, Incorporated.  (Filed as Exhibit 4.5 to the
                 Quarterly Report on Form 10-Q for the quarter ended
                 March 31, 1992 (File No. 0-15147) and hereby
                 incorporated by reference.).........................................IBR



Exhibit                                                                             Page
 No.                                 Description                                     No.
4.4, 10.29     Composite conformed copy of the Note Purchase
               Agreement dated December 1, 1988, relating to the
               sale of $45.0 million principal amount of 11.2% Senior
               Subordinated Notes due December 1, 1998, including
               as an exhibit thereto the form of 11.2% Senior
               Subordinated Notes due December 1, 1998.  (Filed as
               Exhibit 4 to the Quarterly Report on Form 10-Q for the
               quarter ended December 31, 1988 (File No. 0-15147),
               and hereby incorporated by reference.) ..............................IBR


10.1           Lease dated as of June 18, 1987 between Harman
               International Industries Business Campus Joint
               Venture and JBL Inc., as amended.  (Filed as Exhibit
               10.1 to the Annual Report on Form 10-K for the
               fiscal year ended June 30, 1987 (File No. 0-15147)
               and hereby incorporated by reference.)...............................IBR

10.2           Guaranty dated as of June 18, 1987 by Harman
               International Industries, Inc. of Lease dated as of
               June 18, 1987 between Harman International
               Industries Business Campus Joint Venture and JBL
               Inc., as amended.  (Filed as Exhibit 10.2 to the
               Annual Report on Form 10-K for the fiscal year
               ended June 30, 1987 (File No. 0-15147) and hereby
               incorporated by reference.)..........................................IBR

10.18          Harman International Industries, Inc. 1987 Executive
               Incentive Plan (adopted December 8, 1987).  (Filed
               as Exhibit 10.18 to the Annual Report on Form 10-K
               for the fiscal year ended June 30, 1988 (File No.
               0-15147), and hereby incorporated by reference.).....................IBR



Exhibit                                                                             Page
 No.                                 Description                                     No.

10.19          Form of Incentive Stock Option Agreement under
               the 1987 Executive Incentive Plan.  (Filed as Exhibit
               10.19 to the Annual Report on Form 10-K for the
               fiscal year ended June 30, 1988 (File No. 0-15147),
               and hereby incorporated by reference.)...............................IBR

10.20          Form of Non-Qualified Stock Option Agreement
               under the 1987 Executive Incentive Plan.  (Filed as
               Exhibit 10.20 to the Annual Report on Form 10-K
               for the fiscal year ended June 30, 1988 (File No.
               0-15147), and hereby incorporated by reference.).....................IBR

10.21          Form of Non-Qualified Stock Option Agreement
               with non-officer directors.  (Filed as Exhibit 10.21
               to the Annual Report on Form 10-K for the fiscal
               year ended June 30, 1988 (File No. 0-15147), and
               hereby incorporated by reference.)...................................IBR

10.23          Lease Agreement dated April 28, 1988, by and
               between Harman International Business Campus
               Joint Venture and Harman Electronics, Inc. (Filed
               as Exhibit 10.23 to the Annual Report on Form
               10-K for the fiscal year ended June 30, 1988
               (File No. 0-15147), and hereby incorporated by
               reference.)..........................................................IBR

10.26          Harman International Industries, Incorporated
               Retirement Savings Plan.  (Filed on Form S-8
               Registration Statement on June 16, 1989
               (Reg. No. 33-28973), and hereby
               incorporated by reference.)..........................................IBR


Exhibit                                                                             Page
 No.                                 Description                                     No.

10.27          Harman International Industries, Incorporated
               Supplemental Executive Retirement Plan.  (Filed
               as Exhibit 10.27 to the Annual Report on Form
               10-K for the fiscal year ended June 30, 1989
               (File No. 0-15147), and hereby
               incorporated by reference.)...........................................IBR

10.28          Form of Benefit Agreement under the Supplemental
               Executive Retirement Plan.  (Filed as Exhibit A to
               the Supplemental Executive Retirement Plan at
               Exhibit 10.27 and hereby incorporated by reference.)..................IBR

10.30          Form of Restricted Stock Agreement.  (Filed as
               Exhibit 10.30 to the Annual Report on Form 10-K
               for the fiscal year ended June 30, 1989 (File No.
               0-15147), and hereby incorporated by reference.)......................IBR

10.38          Amendment to the Harman International Industries,
               Incorporated Supplemental Executive Retirement
               Plan.  (Filed as Exhibit 19.1 to the Quarterly Report
               Report on Form 10-Q for the quarter ended March
               31, 1992 (File No. 0-15147), and hereby
               incorporated by reference.)...........................................IBR

10.40          Harman International Industries, Incorporated 1992
               Incentive Plan.  (Filed as Exhibit A to the Definitive
               Proxy Statement for the fiscal year ended June 30,
               1996 as approved by shareholders at the November
               1996 Annual Meeting of Shareholders (File No.
               001-09764) and hereby incorporated by reference.).....................IBR


Exhibit                                                                             Page
 No.                                 Description                                     No.
10.41          Form of Incentive Stock Option Agreement under the
               1992 Incentive Plan.  (Filed as Exhibit 10.41 to the
               Annual Report on Form 10-K for the fiscal year
               ended June 30, 1993 (File No. 0-15147), and hereby
               incorporated by reference.)...........................................IBR

10.42          Form of Non-qualified Stock Option Agreement under
               the 1992 Incentive Plan.  (Filed as Exhibit 10.42 to
               the Annual Report on Form 10-K for the fiscal year
               ended June 30, 1993 (File No. 0-15147), and hereby
               hereby incorporated by reference.)....................................IBR

10.43          Form of Restricted Stock Agreement under the 1992
               Incentive Plan.  (Filed as Exhibit 10.43 to the Annual
               Report on Form 10-K for the fiscal year ended
               June 30, 1993 (File No. 0-15147), and hereby
               incorporated by reference.)...........................................IBR

10.44          Form of Non-qualified Stock Option Agreement
               for Non-officer Directors under the 1992 Incentive
               Plan.  (Filed as Exhibit 10.44 to the Annual
               Report on Form 10-K for the fiscal year ended
               June 30, 1993 (File No. 0-15147), and hereby
               incorporated by reference.)...........................................IBR

10.45          Harman International Industries, Inc. Deferred
               Compensation Plan, effective June 1, 1997 (Filed
               on Form S-8 Registration Statement on June 9, 1997
               (Reg. No. 333-28793), and hereby incorporated by
               reference.)...........................................................IBR



Exhibit                                                                             Page
 No.                                 Description                                     No.

10.53          Multi-Currency, Multi-Option Credit Agreement
               dated September 30, 1994, among Harman
               International Industries, Incorporated, the Subsidiary
               Borrowers and Subsidiary Guarantors, and the
               Several Lenders named therein with Chemical
               Securities, Inc., as Arranger, NationsBank of North
               Carolina, N.A., as Co-Agent and Chemical Bank,
               as Administrative Agent.  (Filed as Exhibit 10.53
               to the Quarterly Report on Form 10-Q for the quarter
               ended September 30, 1994 (File No. 001-09764),
               and hereby incorporated by reference.)................................IBR

10.54          First Amendment dated February 15, 1995, to the
               Multi-Currency, Multi-Option Credit Agreement
               dated September 30, 1994.  (Filed as Exhibit 10.54
               to the Annual Report on Form 10-K for the fiscal
               year ended June 30, 1995 (File No. 001-09764), and
               hereby incorporated by reference.)....................................IBR

10.55          Second Amendment dated November 9, 1995, to the
               Multi-Currency, Multi-Option Credit Agreement
               dated September 30, 1994.  (Filed as Exhibit 10.55
               to the Quarterly Report on Form 10-Q for the quarter
               ended September 30, 1995 (File No. 001-09764),
               and hereby incorporated by reference.)................................IBR



Exhibit                                                                             Page
 No.                                 Description                                     No.

10.57          First Amendment to the Lease Agreement by and
               between Harman International Business Campus
               Joint Venture and Harman Electronics, Inc. dated
               October 1995 (Filed as Exhibit 10.57 to the Annual
               Report on Form 10-K for the fiscal year ended
               June 30, 1996 (File No. 001-09764), and hereby
               incorporated by reference.)...........................................IBR

10.58          First Amendment to the Lease Agreement by and
               between Harman International Business Campus
               Joint Venture and JBL, Inc. dated October 1995
               (Filed as Exhibit 10.58 to the Annual Report on
               Form 10-K for the fiscal year ended June 30, 1996
               (File No. 001-09764), and hereby incorporated by
               reference.)...........................................................IBR

10.59          Fourth Amendment dated June 6, 1997, to the
               Multi-Currency, Multi-Option Credit Agreement
               dated September 30, 1994 (Filed as Exhibit 10.59
               to the Annual Report on Form 10-K for the fiscal
               year ended June 30, 1997 (File No. 001-09764),
               and hereby incorporated by reference.)................................IBR

10.60          Employment agreement between the Company
               and Bernard A. Girod dated September 12, 1997
               (Filed as Exhibit 10.60 to the Annual Report on
               Form 10-K for the fiscal year ended June 30, 1998
               (File No. 001-09764), and hereby incorporated by
               reference.)...........................................................IBR



Exhibit                                                                             Page
 No.                                 Description                                     No.
10.61          Credit agreement dated December 12, 1997, among
               Harman International Industries, Incorporated,
               Becker Holding GmbH, The Several Lenders From
               Time to Time Party Thereto and Commerzbank
               Aktiengesellschaft (Filed as Exhibit 10.61 to the
               Quarterly Report on Form 10-Q for the quarter ended
               December 31, 1997 (File No. 001-09764), and
               hereby incorporated by reference.)....................................IBR

10.62          Chief Executive Officer Plan effective July 1, 1997
               (Filed as Exhibit A to the Definitive Statement of
               Proxy for the Annual Meeting of Shareholders on
               November 10, 1997, as approved by a majority vote
               of shareholders (File No. 001-09764), and hereby
               incorporated by reference.)...........................................IBR

13.1           Pages 22 through back cover of Harman
               International Industries, Incorporated Annual
               Report to Shareholders for the fiscal year ended
               June 30, 1998..........................................................49

21.1           Subsidiaries of the Company............................................71

23.1           Consent of Independent Auditors........................................77

27.1           EDGAR Financial Data Schedule..........................................81

27.96          EDGAR Financial Data Schedule (F96) ...................................82

27.95          EDGAR Financial Data Schedule (F95) ...................................83
