Form 10-Q
period 1998-09-30
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 1998-11-12
CIK 800459

                           FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.   20549

           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

             For Quarter Ended:  September 30, 1998

                 Commission File Number:  1-9764

         HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
  --------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

          DELAWARE                                11-2534306
----------------------------------    --------------------------------------
(State or other jurisdiction        (I.R.S. Employer Identification No.)
of incorporation or organization)

     1101 PENNSYLVANIA AVENUE, NW  WASHINGTON, D.C.     20004
   ------------------------------------------------------------
   (Address of principal executive offices)          (Zip code)

                          (202) 393-1101
      -----------------------------------------------------
       (Registrant's telephone number, including area code)

                          NOT APPLICABLE
      -----------------------------------------------------
      (Former name, former address and former fiscal year,
                 if changed since last report)

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

17,696,355 shares of Common Stock, $.01 par value, at October 31, 1998.

               HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                             AND SUBSIDIARIES

                                   INDEX


PART I.  FINANCIAL INFORMATION                           PAGE NO.

Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets -
       September 30, 1998 and June 30, 1998                  3

   Condensed Consolidated Statements of Operations -
       Three months ended September 30, 1998 and 1997        4

   Condensed Consolidated Statements of Cash Flows -
       Three months ended September 30, 1998 and 1997        5

   Notes to Condensed Consolidated Financial Statements      6

Item 2.  Management's Discussion and Analysis of the
	  Results of Operations and Financial Condition        7-10


PART II.  OTHER INFORMATION                                  11


SIGNATURES                                                   12

EXHIBIT 10.63                                                13

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
  HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                SEPTEMBER 30, 1998 AND JUNE 30, 1998
               (000s omitted except per share amounts)

                                             (Unaudited)          (Audited)
ASSETS                                         09/30/98            06/30/98
                                            --------------      --------------
Current assets
   Cash and cash equivalents                $       5,321              16,204
   Receivables (less allowance for doubtful
      accounts of $10,645 at September 30,
      1998 and $10,072 at June 30, 1998)          299,607             299,881
   Inventories                                    344,637             307,189
   Other current assets                            82,815              71,929
                                            --------------      --------------
Total current assets                              732,380             695,203
                                            --------------      --------------
Property, plant and equipment, net                259,213             248,368
Excess of cost over fair value of assets
   acquired, net                                  169,661             161,712
Other assets                                       23,929              25,401
                                            --------------      --------------
Total assets                                $   1,185,183           1,130,684
                                            --------------      --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Short-term borrowings                    $      20,640              18,333
   Current portion of long-term debt               56,243              55,698
   Accounts payable                               104,226             113,367
   Accrued liabilities                            124,577             139,890
                                            --------------      --------------
Total current liabilities                         305,686             327,288
                                            --------------      --------------
Borrowings under revolving credit
   facility                                        79,111               6,554
Senior long-term debt                             258,430             253,055
Other non-current liabilities                      33,204              31,253
Minority interest                                     697                 635
Shareholders' equity
Common stock, $.01 par value                          186                 186
Additional paid-in capital                        288,717             288,336
Equity adjustment from foreign currency
      translation                                 (12,569)            (21,478)
Retained earnings                                 252,414             244,855
Less common stock held in treasury                (20,693)                 --
                                            --------------      --------------
Total shareholders' equity                        508,055             511,899
                                            --------------      --------------
Total liabilities and shareholders' equity  $   1,185,183           1,130,684
                                            --------------      --------------

See accompanying Notes to Condensed Consolidated Financial Statements.

     HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                 (000s omitted except per share amounts)
                              (UNAUDITED)

                                                   Three Months Ended
                                                      September 30,
                                                 1998               1997
                                            --------------     --------------
Net sales                                   $    315,896            329,269
Cost of sales                                    232,161            240,263
                                            --------------     --------------
Gross profit                                      83,735             89,006
Selling, general and
    administrative expenses                       65,406             70,477
                                            --------------     --------------
Operating income                                  18,329             18,529
Other expense (income)
  Interest expense                                 5,933              6,272
  Miscellaneous, net                                  90                (81)
                                            --------------     --------------
Income before income taxes
   and extraordinary item                         12,306             12,338
Income tax expense                                 3,815              3,831
                                            --------------     --------------
Income before extraordinary item                   8,491              8,507
                                            --------------     --------------
Extraordinary item, net of income taxes               --             (3,583)
                                            --------------     --------------
Net income                                  $      8,491              4,924
                                            --------------     --------------

Basic EPS before
    extraordinary item                      $       0.46               0.46
Extraordinary item                                    --              (0.19)
                                            --------------     --------------
Basic earnings per share                    $       0.46               0.27
                                            --------------     --------------

Diluted EPS before
    extraordinary item                      $       0.45               0.45
Extraordinary item                                    --              (0.19)
                                            --------------     --------------
Diluted earnings per share                  $       0.45               0.26
                                            --------------     --------------
Weighted average shares
    outstanding - basic                           18,578             18,499
                                            --------------     --------------
Weighted average shares
    outstanding - diluted                         18,738             18,781
                                            --------------     --------------



See accompanying Notes to Condensed Consolidated Financial Statements.

       HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                     ($000s omitted)       (UNAUDITED)

                                                          1998                 1997
                                                     -------------        -------------
Cash flows from operating activities:
   Net income                                        $      8,491                4,924

Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation                                            14,312               12,492
   Amortization of intangible assets                        1,608                2,492
Changes in assets and liabilities, net of effects
   from purchase of companies:
(Increase) decrease in:
   Receivables                                                274               13,404
   Inventories                                            (37,448)             (33,200)
   Other current assets                                    (9,486)              (9,212)
Increase (decrease) in:
   Accounts payable                                        (9,141)             (11,169)
   Accrued liabilities                                    (17,313)              (6,266)
                                                     -------------        -------------
Net cash used in operating activities                $    (48,703)             (26,535)
                                                     -------------        -------------
Cash flows from investing activities:
   Payment for purchase of companies,
     net of cash acquired                            $         --              (43,532)
   Capital expenditures                                   (19,183)             (14,646)
   Other items, net                                        (2,537)                  69
                                                     -------------        -------------
Net cash used in investing activities                $    (21,720)             (58,109)
                                                     -------------        -------------
Cash flows from financing activities:
   Borrowings on (repayments of) lines of credit     $      2,307                 (286)
   Net proceeds from long-term debt                        78,477               89,133
   Net purchase of common stock for treasury              (20,693)                  --
   Dividends paid to shareholders                            (932)                (924)
   Proceeds from exercise of stock options                    381                  974
                                                     -------------        -------------
Net cash flow provided by financing activities       $     59,540               88,897
                                                     -------------        -------------
Net increase (decrease) in cash and
   cash equivalents                                       (10,883)               4,253
Cash and cash equivalents
   at beginning of period                                  16,204                4,230
                                                     -------------        -------------
Cash and cash equivalents at end of period           $      5,321                8,483
                                                     -------------        -------------
Supplemental disclosures of cash flow information:
   Interest paid                                     $      7,738                6,667
   Income taxes paid                                 $        630                8,051
Supplemental schedule of non-cash
   investing activities:
   Fair value of assets acquired                     $         --               57,704
   Cash paid for the assets                                    --               43,532
                                                     -------------        -------------
   Liabilities assumed                               $         --               14,172
                                                     -------------        -------------

See accompanying Notes to Condensed Consolidated Financial Statements.

       HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                   AND SUBSIDIARIES
    Notes to Condensed Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

The Company's Condensed Consolidated Financial Statements for the three months ended September 30, 1998 and 1997, have not been audited by the Company's independent auditors; however, in the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company and subsidiaries as of September 30, 1998 and the results of their operations and their cash flows for the periods presented.

Where necessary, prior years' information has been reclassified to conform to the current year consolidated financial statement presentation.

The results of operations for the three months ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year.


NOTE B - COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, Reporting
Comprehensive Income, was adopted as of July 1, 1998.  This
Statement requires reporting of changes in shareholders' equity that do not result directly from transactions with share owners. Comprehensive income and its components for the three months ended September 30, 1998 and 1997 are presented below.

                                                  Three Months Ended
                                                     September 30,
(Dollars in thousands)                           1998            1997
                                             ------------    ------------
Net income                                   $     8,491           4,924
Foreign currency translation adjustments           8,909          (2,534)
                                             ------------    ------------
Total comprehensive income                   $    17,400           2,390
                                             ------------    ------------

     HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                 AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
----------------------

COMPARISON OF THE THREE MONTH PERIODS ENDED
SEPTEMBER 30, 1998 AND 1997

Net sales for the quarter ended September 30, 1998 were $315.9 million. Sales in the first quarter last year totaled $329.3 million. Sales for the quarter were negatively affected by the Asian crisis, which did not begin to impact the Company's sales until the second quarter last year.

Sales to the automakers increased due to the contribution of Audio Electronic Systems (AES), which was acquired in December 1997, and higher sales at Becker, reflecting increased shipments to BMW and Porsche and the continued success of the TrafficStar automotive navigation system. Sales to audio retailers and distributors were lower due to declines in Asia, where sales were over 80% lower than last year, and a generally soft consumer electronics market worldwide. Sales in the professional audio market were below the same quarter last year, due primarily to a 48% decrease in sales to Asia. That decline was partially offset by strong sales results from AKG.

The gross profit margin for the quarter ended September 30, 1998 was
26.5 percent ($83.7 million) compared to 27.0 percent ($89.0 million) in the prior year. The modest decline in the gross profit margin rate for the quarter primarily results from the elimination of the margin reported by the Company's divested international distribution units last year, costs incurred in closing the El Paso, Texas, manufacturing facility and the inclusion of AES. These effects were partially offset by strong gross profit performance at AKG.

Operating income as a percentage of sales was 5.8 percent ($18.3 million) for the quarter ended September 30, 1998, compared to 5.6 percent ($18.5 million) for the same period in the prior year. Selling, general and administrative costs were 20.7 percent of sales for the first quarter compared to 21.4 percent in the prior year. The operating income percentage increased in the first quarter primarily due to lower selling, general and administrative costs. Selling, general and administrative costs as a percentage of sales decreased due to the elimination of the costs reported by the Company's divested international distribution units last year, overhead reductions resulting from restructuring programs and the inclusion of AES.

Interest expense for the three months ended September 30, 1998 was $5.9 million compared to $6.3 million in the same quarter last year. Average borrowings outstanding were $365.4 million for the first quarter of fiscal 1999, compared to $352.6 million for the same period in the prior year.

The weighted average interest rate on borrowings was 6.5 percent for the first quarter, down from 7.1 percent for the first quarter last year. The decrease in the weighted average interest rate was due in part to the August 1, 1997, early retirement of $64 million of 12.0% notes, funded with 10-year notes bearing interest at 7.32%.

Income before income taxes and extraordinary item for the first quarter was $12.3 million, compared to $12.3 million in the prior year.

The effective tax rate for the first quarter of fiscal 1999 was 31.0 percent compared with 31.0 percent in the same period a year ago. The effective tax rates for both periods were below the U.S. statutory rate due to utilization of tax credits, realization of certain tax benefits for United States exports and the utilization of tax loss carryforwards at certain foreign subsidiaries. The Company calculates its effective tax rate based upon its current estimate of annual results.

Income before extraordinary item of $8.5 million approximated the $8.5 million reported for the same period last year. Net income for the three months ended September 30, 1998 was $8.5 million, compared with $4.9 million, after an extraordinary charge for the early retirement of debt, in the prior year.

Basic earnings per share were $.46 for the quarter, and diluted earnings per share were $.45. In the first quarter last year, basic earnings per share before the extraordinary charge were $.46, and diluted earnings per share were $.45. Last year, after the extraordinary charge, basic earnings per share were $.27 and diluted earnings per share were $.26.

FINANCIAL CONDITION
---------------------

Net working capital at September 30, 1998 was $428.7 million, compared with $367.9 million at June 30, 1998. The working capital increase was primarily due to increased inventory requirements at September compared to June to support the following quarter's increased sales volume. Second quarter sales are typically the Company's largest and first quarter sales are usually the lowest.

The Company initiated a common stock repurchase program in the quarter, acquiring and placing in treasury 592,200 shares of its common stock at a total cost of $20.7 million.

Borrowings under the revolving credit facility at September 30, 1998 were $93.5 million, comprised of swing line borrowings of $14.4 million, which were included in notes payable, and competitive advance borrowings and revolving credit borrowings of $79.1 million.
Borrowings under the revolving credit facility at June 30, 1998 were $8.4 million, comprised of swing line borrowings of $1.8 million and competitive advance borrowings and revolving credit borrowings of $6.6 million. Borrowings under the revolving credit facility increased due to higher working capital requirements and the common stock repurchases discussed above.


YEAR 2000
----------

The Company is evaluating and addressing risks associated with the Year 2000 problem. Potential risks associated with computer systems, embedded chips in machinery and equipment, suppliers and customers are being examined. The Company and its subsidiaries are currently in varying stages of inventory, assessment, implementation and testing.

The Company and a majority of its subsidiaries have completed inventory and assessment of computer hardware, computer software and machinery and equipment using embedded chips. The Company's target date for completion of inventory and assessment is December 1998. The results of the completed inventories indicate that over 80 percent of the hardware, software and embedded chips in use are currently Year 2000 compliant. The estimated cost of replacement or upgrade for hardware, software and equipment identified as non-compliant is approximately $2 million. Some of these replacements and upgrades were included in fiscal 1999 capital budgets as routine infrastructure and productivity improvement expenditures. The target date for completion of all hardware, software and machinery and equipment Year 2000 compliance efforts is June 1999.

Approximately 25 percent of the Company's subsidiaries have issued
Year 2000 compliance surveys to their principal suppliers. These subsidiaries have reported response rates between 75 percent and 100 percent, with varying degrees of compliance reported. The target date for issuance of all supplier surveys is January 1999, and completion of evaluation of the results is scheduled for June 1999. As these evaluations are completed, contingency planning processes will be considered as appropriate.

Approximately 15 percent of the Company's subsidiaries have issued
Year 2000 compliance surveys to their principal customers.  The
Company has substantially completed evaluations of its primary automotive manufacturing customers: Chrysler, Mercedes Benz and BMW. The target date for issuance of all principal customer surveys is January 1999, and completion of evaluation of the results is scheduled for June 1999. As these evaluations are completed, contingency planning processes will be considered as appropriate.

The failure to correct a Year 2000 problem could interrupt normal business activities. Management believes that its plans provide reasonable assurance that the Company's primary computer systems, manufacturing processes and distribution processes will not be materially impacted by a Year 2000 problem. The Company cannot provide assurance that all principal customers and suppliers will successfully complete Year 2000 compliance plans in a timely manner. However, management believes that its plans should reduce the risk of business interruptions due to supplier or customer difficulties.



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

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits required by Item 601 of Regulation S-K

              Amended and restated indenture dated as of July 1, 1997 between Harman International Industries, Incorporated, and PNC Bank, National Association.

         (b)  Reports on Form 8-K

              None.

                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
	               (Registrant)



DATE:  November 12, 1998          BY:  /s/ Bernard A. Girod
                                       ---------------------
                                       Bernard A. Girod
                                       President, Chief Operating
                                       Officer and Secretary


DATE:  November 12, 1998          BY:  /s/ Frank Meredith
                                       ---------------------
                                       Frank Meredith
                                       Vice President of Finance
                                       and Administration and
                                       Chief Financial Officer