Form 10-Q
period 1998-12-31
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 1999-02-16
CIK 800459

                           FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.   20549

           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

             For Quarter Ended:  December 31, 1998

                Commission File Number:  1-9764

         HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
        -----------------------------------------------
      (Exact name of registrant as specified in its charter)

          DELAWARE                                11-2534306
---------------------------------    ----------------------------------
(State or other jurisdiction        (I.R.S. Employer Identification No.)
of incorporation or organization)

     1101 PENNSYLVANIA AVENUE, NW  WASHINGTON, D.C. 20004
     -----------------------------------------------------
     (Address of principal executive offices)   (Zip code)

                     (202) 393-1101
     ----------------------------------------------------
     (Registrant's telephone number, including area code)

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

17,703,690 shares of Common Stock, $.01 par value, at January 31, 1999.

            HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                           AND SUBSIDIARIES

                                INDEX


PART I.  FINANCIAL INFORMATION                               PAGE NO.

Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets -
      December 31, 1998 and June 30, 1998                         3

    Condensed Consolidated Statements of Operations -
      Three and six months ended December 31, 1998 and 1997       4

    Condensed Consolidated Statements of Cash Flows -
      Six months ended December 31, 1998 and 1997                 5

    Notes to Condensed Consolidated Financial Statements         6-9

Item 2.  Management's Discussion and Analysis of the
	  Results of Operations and Financial Condition          10-15


PART II.  OTHER INFORMATION                                    16-17

SIGNATURES                                                        18

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
  HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                DECEMBER 31, 1998 AND JUNE 30, 1998
              (000s omitted except per share amounts)

ASSETS                                            12/31/98           06/30/98
                                                -----------        -----------
Current assets
   Cash and cash equivalents                     $    7,746            16,204
   Receivables (less allowance for doubtful
      accounts of $12,091 at December 31,
      1998 and $10,072 at June 30, 1998)            302,710           299,881
   Inventories                                      332,136           307,189
   Other current assets                              76,827            71,929
                                                 -----------       -----------
Total current assets                                719,419           695,203
                                                 -----------       -----------
Property, plant and equipment, net                  245,142           248,368
Excess of cost over fair value of assets
   acquired, net                                    165,499           161,712
Other assets                                         24,404            25,401
                                                 -----------       -----------
Total assets                                     $1,154,464         1,130,684
                                                 -----------       -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Short-term borrowings                         $   19,840            18,333
   Current portion of long-term debt                 12,552            55,698
   Accounts payable                                  92,547           113,367
   Accrued liabilities                              124,481           139,890
                                                 -----------       -----------
Total current liabilities                           249,420           327,288
                                                 -----------       -----------
Borrowings under revolving credit
   facility                                         151,353             6,554
Senior long-term debt                               258,708           253,055
Other non-current liabilities                        31,917            31,253
Minority interest                                       690               635
Shareholders' equity
  Common stock, $.01 par value                          177               186
  Additional paid-in capital                        288,971           288,336
  Other comprehensive income (loss)                 (13,961)          (21,478)
  Retained earnings                                 220,967           244,855
  Less common stock held in treasury                (33,778)               --
                                                 -----------       -----------
Total shareholders' equity                          462,376           511,899
                                                 -----------       -----------
Total liabilities and shareholders' equity       $1,154,464         1,130,684
                                                 -----------       -----------

See accompanying Notes to Condensed Consolidated Financial Statements.

      HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                  (000s omitted except per share amounts)

                                              Three Months Ended                Six Months Ended
                                                 December 31,                     December 31,
                                             1998            1997            1998             1997
                                         -----------     -----------     ------------     ------------
Net sales                                $  387,518         402,964          703,414          732,233
Cost of sales                               303,071         292,205          535,232          532,468
                                         -----------     -----------     ------------     ------------
Gross profit                                 84,447         110,759          168,182          199,765

Selling, general and administrative          84,750          80,914          150,156          151,391
Plant closures and severance                 17,010              --           17,010               --
Asset impairment                             20,054              --           20,054               --
                                         -----------     -----------     ------------     ------------
Operating income (loss)                     (37,367)         29,845          (19,038)          48,374
Other expense:
  Interest expense                            6,054           6,351           11,987           12,623
  Miscellaneous, net                            872             385              962              304
                                         -----------     -----------     ------------     ------------
Income (loss) before income taxes
   and extraordinary item                   (44,293)         23,109          (31,987)          35,447
Income tax expense (benefit)                (13,731)          7,157           (9,916)          10,988
                                         -----------     -----------     ------------     ------------
Income (loss) before extraordinary item     (30,562)         15,952          (22,071)          24,459
                                         -----------     -----------     ------------     ------------
Extraordinary item, net of income taxes          --              --               --          ( 3,583)
                                         -----------     -----------     ------------     ------------
Net income (loss)                        $  (30,562)         15,952      $   (22,071)          20,876
                                         -----------     -----------     ------------     ------------

Basic EPS before
    extraordinary item                   $    (1.73)           0.86      $     (1.22)            1.32
Extraordinary item                               --              --               --            (0.19)
                                         -----------     -----------     ------------     ------------
Basic earnings (loss) per share          $    (1.73)           0.86      $     (1.22)            1.13
                                         -----------     -----------     ------------     ------------

Diluted EPS before
    extraordinary item                   $    (1.73)           0.84      $     (1.22)            1.30
Extraordinary item                               --              --               --            (0.19)
                                         -----------     -----------     ------------     ------------
Diluted earnings (loss) per share        $    (1.73)           0.84      $     (1.22)            1.11
                                         -----------     -----------     ------------     ------------
Weighted average shares
    outstanding - basic                      17,701          18,574           18,076           18,537
                                         -----------     -----------     ------------     ------------
Weighted average shares
    outstanding - diluted                    17,701          18,950           18,076           18,871
                                         -----------     -----------     ------------     ------------

See accompanying Notes to Condensed Consolidated Financial Statements.

      HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                              ($000s omitted)

                                                           1998              1997
                                                       -----------       -----------
Cash flows from operating activities:
   Net income (loss)                                   $  (22,071)           20,876
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
   Depreciation                                            29,907            25,994
   Amortization of intangible assets                        3,567             3,971
   Special charges, net of cash paid                       63,318                --
Changes in working capital, net of acquisition/
   disposition effects:
(Increase) decrease in:
   Receivables                                             (4,821)           10,169
   Inventories                                            (48,379)          (30,827)
   Other current assets                                    (7,249)          (12,178)
Increase (decrease) in:
   Accounts payable                                       (20,820)          (15,136)
   Accrued liabilities                                    (38,047)           (2,327)
                                                       -----------       -----------
Net cash provided by (used in) operating activities    $  (44,595)              542
                                                       -----------       -----------
Cash flows from investing activities:
   Payment for purchase of companies,
     net of cash acquired                              $       --           (70,653)
   Net proceeds from disposition of assets                     --             4,489
   Capital expenditures                                   (32,433)          (34,189)
   Other items, net                                        (5,274)           (1,563)
                                                       -----------       -----------
Net cash used in investing activities                  $  (37,707)         (101,916)
                                                       -----------       -----------
Cash flows from financing activities:
   Borrowings on (repayments of) lines of credit       $    1,507            (7,167)
   Net proceeds from issuance of  long-term debt          107,306           127,075
   Shares repurchases                                     (33,778)               --
   Dividends paid to shareholders                          (1,817)           (1,853)
   Proceeds from exercise of stock options                    626             3,148
                                                       -----------       -----------
Net cash flow provided by financing activities         $   73,844           121,203
                                                       -----------       -----------
Net increase (decrease) in cash and
   cash equivalents                                       ( 8,458)           19,829
Cash and cash equivalents
   at beginning of period                                  16,204             4,230
                                                       -----------       -----------
Cash and cash equivalents at end of period             $    7,746            24,059
                                                       -----------       -----------
Supplemental disclosures of cash flow information:
   Interest paid                                       $   13,336            11,518
   Income taxes paid                                   $    3,712             6,192
Supplemental schedule of non-cash
   investing activities:
   Fair value of assets acquired                       $       --           145,613
   Cash paid for the assets                                    --            70,653
                                                       -----------       -----------
   Liabilities assumed                                 $       --            74,960
                                                       -----------       -----------

See accompanying Notes to Condensed Consolidated Financial Statements.

         HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                        AND SUBSIDIARIES
      Notes to Condensed Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

The Company's Condensed Consolidated Financial Statements as of December 31, 1998, and for the three and six months ended December
31, 1998 and 1997, have not been audited by the Company's independent auditors; however, in the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company and subsidiaries as of December 31, 1998 and the results of their operations and their cash flows for the periods presented.

Where necessary, prior years' information has been reclassified to conform to the current year consolidated financial statement presentation.

These financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended June
30, 1998.

The results of operations for the six months ended December 31, 1998, are not necessarily indicative of the results to be expected for the full year.

NOTE B - COMPREHENSIVE INCOME

Statement of  Financial Accounting Standards No. 130, Reporting
Comprehensive Income, was adopted as of July 1, 1998.  This
Statement requires reporting of changes in shareholders' equity that do not result directly from transactions with share owners. Comprehensive income and its components for the three and six months ended
December 31, 1998 and 1997 are presented below.

                                          Three Months Ended            Six Months Ended
                                             December 31,                  December 31,
(Dollars in thousands)                   1998            1997           1998           1997
                                     -----------    -----------     -----------    -----------
Net income (loss)                    $  (30,562)        15,952         (22,071)        20,876
Foreign currency
translation adjustments                  (1,392)        (2,001)          7,517        ( 4,535)
                                     -----------    -----------     -----------    -----------
Total comprehensive income (loss)    $  (31,954)        13,951         (14,554)        16,341
                                     -----------    -----------     -----------    -----------

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                          AND SUBSIDIARIES
     Notes to Condensed Consolidated Financial Statements

NOTE C - EARNINGS PER SHARE INFORMATION

                                               Three Months Ended December 31,
                                             1998                          1997
                                   -----------------------       ------------------------
                                      Basic       Diluted           Basic        Diluted
                                   ----------   ----------       ----------    ----------
Net income (loss)                  $ (30,562)     (30,562)          15,952        15,952
                                   ----------   ----------       ----------    ----------
Shares of Harman common stock
    outstanding                       17,701       17,701           18,574        18,574
Employee stock options                    --           --               --           376
                                   ----------   ----------       ----------    ----------
Total average equivalent shares       17,701       17,701           18,574        18,950
                                   ----------   ----------       ----------    ----------
Earnings (loss) per share          $   (1.73)       (1.73)             .86           .84
                                   ----------   ----------       ----------    ----------

                                                   Six  Months Ended December 31,
                                               1998                             1997
                                    --------------------------       --------------------------
                                       Basic         Diluted            Basic         Diluted
                                    -----------   ------------       ----------    ------------
Income (loss) before
     extraordinary item             $  (22,071)       (22,071)          24,459          24,459
Extraordinary item, net of taxes            --             --           (3,583)         (3,583)
                                    -----------   ------------       ----------     -----------
Net income (loss)                   $  (22,071)       (22,071)          20,876          20,876
                                    -----------   ------------       ----------     -----------
Shares of Harman common stock
    outstanding                         18,076         18,076           18,537          18,537
Employee stock options                      --             --               --             334
                                    -----------   ------------       ----------     -----------
Total average equivalent shares         18,076         18,076           18,537          18,871
                                    -----------   ------------       ----------     -----------
Earnings (loss) per share before
   extraordinary item               $    (1.22)         (1.22)            1.32            1.30
Extraordinary item, net of taxes            --             --             (.19)           (.19)
                                    -----------   ------------       ----------     -----------
Earnings (loss) per share           $    (1.22)         (1.22)            1.13            1.11
                                    -----------   ------------       ----------     -----------

Employee stock options have been excluded from the net loss per share calculation for the three and six months ended December 31, 1998, because their effect would be anti-dilutive.

          HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                         AND SUBSIDIARIES
      Notes to Condensed Consolidated Financial Statements

NOTE D - SPECIAL CHARGES

During the second quarter of fiscal 1999, the Company completed planning and began implementation of a restructuring program designed to improve the profitability of the Consumer Group and other operations. As Company management completed its analysis and planning for the restructuring program, the following determinations were made: (1) a major re-alignment of the consumer audio dealer and distribution structure was required to strengthen the positioning of our various brands, (2) a significant number of marginally profitable product lines should be eliminated, and (3) significant overhead reductions were required due to product line eliminations and weakening consumer market conditions. As a result, during the quarter, the Company closed its El Paso manufacturing facility, closed four other facilities located in California, Japan, Brazil and France, and eliminated jobs at facilities in Switzerland, the United Kingdom, California, New York and Massachusetts. Approximately 450 full-time positions have been eliminated. The company discontinued certain product lines and reduced its dealer base. As a result, the Company wrote off certain assets that no longer provide economic benefit.

These actions resulted in pre-tax charges totaling $66.4 million in the quarter. Of the $66.4 million in charges, total cash costs are projected to be $15.3 million and non-cash costs are projected to be $51.1 million. Through December 31, 1998, cash payments charged against the provision totaled $3.1 million, including $1.7 million of severance payments and $1.4 million of outlays associated with facility closures. Annual savings resulting from these initiatives are projected to be $24 million, of which $16 million are cash savings and $8 million are non-cash savings.

Charges totaling $17.0 million were recorded for plant shut-down and severance activities. Severance costs totaled $5.5 million. Property, plant and equipment write-downs for closed facilities totaled $5.4 million. The majority of the El Paso factory equipment has been placed in service at other Company facilities. The remaining equipment has either been scrapped or is held for disposal at fair value less cost to sell. The property, plant and equipment at other closed facilities, primarily consisting of leasehold improvements, furniture and office equipment,

        HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                      AND SUBSIDIARIES
      Notes to Condensed Consolidated Financial Statements

NOTE D - SPECIAL CHARGES (continued)

has been scrapped and written off. Other exit costs accrued ($6.1 million) included lease termination costs and other expenses at closed facilities through the shut-down period.

Charges totaling $20.0 million were recorded for asset impairments.
These charges included approximately $10 million for the scrapping and write-off of tooling and other fixed assets associated with discontinued product lines and $5 million for intangible asset write-offs.
Charges associated with inventories totaling $24.3 million were recorded as cost of sales. These charges resulted from the reduction in carrying value of consumer and professional inventories of product lines that the Company has discontinued. The fair value of discontinued product line inventories was determined for each product line by Company sales personnel based upon their knowledge of current market conditions. Charges totaling $5.1 million were recorded as selling, general and administrative expenses to write off marketing assets, such as point-of-sale displays, associated with product lines and distributors that the Company has discontinued, and to accrue for other costs associated with discontinued product lines.

The special charges totaling $66.4 million, net of $3.1 million in cash payments through December 31, 1998, affected the Company's balance sheet as follows: receivables were reduced by $2.0 million, inventories were reduced by $24.3 million; other current assets were reduced by $2.4 million; property, plant and equipment were reduced by $15.5 million; other assets were reduced by $1.7 million; and accruals were increased by $17.4 million.

These programs were initiated in the second quarter, and the Company expects to complete much of the work by the end of the third quarter.

            HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                            AND SUBSIDIARIES

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
------------------------------------

COMPARISON OF THE THREE AND SIX MONTH PERIODS ENDED
DECEMBER 31, 1998 AND 1997

Net sales for the second quarter ended December 31, 1998 were $387.5 million. Sales in the second quarter last year totaled $403.0 million. For the first half of the year, sales were $703.4 million. Sales in the same period last year totaled $732.2 million. Sales for the quarter and the first half were negatively affected by the Asian crisis, which began to impact the Company's sales in the second quarter of last year.

Sales to the automakers increased over the prior year, primarily due to strong sales to Chrysler including systems for the new Jeep Grand Cherokee, Dodge Durango and the Chrysler LHS and 300M. Becker contributed to the growth with higher sales to BMW and Porsche. Sales to consumer audio retailers and distributors were lower due to declines in Asia, where sales for the first half were over 70% lower than last year, and a generally soft consumer electronics market worldwide.
Sales in the professional audio market were lower due primarily to declines in Asia, where sales for the first half were over 40% lower than last year. AKG's continued sales growth partially offset that decline.

During the second quarter of fiscal 1999, the Company completed planning and began implementation of a restructuring program designed to improve the profitability of the Consumer Group and other operations. As Company management completed its analysis and planning for the restructuring program, the following determinations were made: (1) a major re-alignment of the consumer audio dealer and distribution structure was required to strengthen the positioning of our various brands, (2) a significant number of marginally profitable product lines should be eliminated, and (3) significant overhead reductions were required due to product line eliminations and weakening consumer market conditions. As a result, during the quarter, the Company recorded pre-tax charges totaling $66.4 million, as discussed in Note D to the financial statements.

The gross profit margin for the quarter ended December 31, 1998 was
21.8 percent ($84.4 million) compared to 27.5 percent ($110.8 million) in the prior year. The gross profit margin for the first half of fiscal 1999 was 23.9 percent ($168.2 million) compared to 27.3 percent ($199.8 million) in the previous year. The decline in the gross profit margin for the quarter and the first half is due to special charges recorded in the second quarter to reduce the carrying value of inventories of discontinued product lines totaling $24.3 million. Excluding these special charges, the gross profit margin increased to 28.1 percent
($108.7 million) for the quarter and 27.4 percent ($192.4 million) for the first half. Higher margins at Harman Kardon and increased automotive OEM factory leverage contributed to the improvement in gross margins.

Selling, general and administrative costs were 21.9 percent of sales ($84.8 million) for the three months ended December 31, 1998, compared to 20.1 percent ($80.9 million) for the same period last year. For the six months ended December 31, 1998, selling, general and administrative costs were 21.3 percent of sales ($150.2 million) compared to 20.7 percent ($151.4 million) for the same period last year. Selling, general and administrative costs for the three and six months ended December 31, 1998, included $5.1 million in special charges to write off marketing assets, including point-of-sale displays, associated with product lines and distributors which the Company has determined to discontinue and to record other costs associated with discontinued product lines. Excluding the special charges, selling, general and administrative costs were 20.6 percent of sales ($79.7 million) for the second quarter and 20.6 percent ($145.0 million) for the first half, approximating prior year levels.

Plant closing and severance costs of $17.0 million were 4.4 percent and
2.4 percent of sales for the quarter and the first half, respectively. Asset impairment costs of $20.0 million were 5.2 percent and 2.9 percent of sales for the quarter and the first half, respectively. The plant closing and severance costs of $17.0 million resulted from the closure of the El Paso, Texas, electronics plant, the closure of facilities in California, Japan, Brazil and France, and the elimination of jobs in Switzerland, the United Kingdom, Massachusetts, California and New York. When the program is complete, the facility closures and the elimination of approximately 450 full-time jobs are projected to result in annual savings of $20 million, of which $16 million is cash savings. The asset impairment charge of $20.0 million resulted from the write-down of tooling, factory equipment and other assets associated with discontinued product lines and other write-downs of assets that will no longer provide economic benefit to the Company.

Operating loss as a percentage of sales was 9.6 percent ($37.4 million) for the quarter ended December 31, 1998, and 2.7 percent ($19.0 million) for the first half. Last year, operating income as a percent of sales was 7.4 percent ($29.8 million) for the second quarter and 6.6 percent ($48.4 million) for the first half. The decreases in operating income for the quarter and the first half are due to the special charges totaling $66.4 million, discussed previously. Excluding the special charges of $66.4 million, operating income as a percent of sales for the three months ended December 31, 1998, was 7.5 percent ($29.0 million), compared to 7.4 percent ($29.8 million) in the same period last year. For the six months ending December 31, 1998, operating income excluding the special charges was 6.7 percent of sales ($47.4 million), compared to 6.6 percent ($48.4 million) in the same period last year. Operating income excluding the special charges as a percent of sales increased in both periods due to improved gross profit margins.

Interest expense for the three months ended December 31, 1998 was $6.1 million compared to $6.4 million in the same quarter last year. For the six months ended December 31, 1998, interest expense was $12.0 million, down from $12.6 million last year. Average borrowings outstanding were $435.9 million for the second quarter of fiscal 1999 and $398.7 million for the first half, compared to $402.5 million and $375.4 million, respectively, for the same periods in the prior year.

The weighted average interest rate on borrowings was 5.6 percent for the second quarter and 6.0 percent for the six months ended December 31, 1998. The average interest rates for the comparable periods in the prior year were 6.3 percent and 6.7 percent, respectively. The decrease in the weighted average interest rate was due to the August 1, 1997, early retirement of $64 million of 12.0% notes, funded with 10-year notes bearing interest at 7.32%, and the December 1, 1998 retirement of $45 million of 11.2% notes, funded with revolving credit facility borrowings at LIBOR plus 0.20%.

Loss before income taxes and extraordinary item for the second quarter of fiscal 1999 was $44.3 million, compared to income of $23.1 million in the prior year. For the six months ended December 31, 1998, loss before income taxes and extraordinary item was $32.0 million, compared with income of $35.4 million last year.

The effective tax rate for the three months and six months ended
December 31, 1998, was 31.0 percent, equal to the rate reported for the same periods last year. The effective tax rates were below the U.S. statutory rate due to utilization of tax credits, realization of certain tax benefits for United States exports and the utilization of tax loss carryforwards at certain foreign subsidiaries. The Company calculates its effective tax rate based upon its current estimate of annual results.

Net loss for the three months ended December 31, 1998 was $30.6 million, compared to income of $16.0 million reported for the same period last year. Net loss for the six months ended December 31, 1998 was $22.1 million, compared to income of $24.5 million, $20.9 million after an extraordinary charge for the early retirement of debt, in the prior year.

Basic and diluted loss per share for the three months ended December
31, 1998 were $1.73. In the second quarter last year, basic earnings per share were $.86, and diluted earnings per share were $.84.

Basic and diluted loss per share for the six months ended December 31, 1998 were $1.22. For the first half last year, basic earnings per share before the extraordinary charge were $1.32 and diluted earnings per share were $1.30. After the extraordinary charge, basic earnings per share were $1.13 and diluted earnings per share were $1.11.


FINANCIAL CONDITION
---------------------------------
Net working capital at December 31, 1998 was $470.0 million, compared with $367.9 million at June 30, 1998. The working capital increase was primarily due to higher inventory balances, lower accounts payable and accrued liabilities and the $45 million December 1, 1998 debt retirement discussed previously. Inventories increased due to lower than projected second quarter sales volumes in consumer markets and increases to meet higher next quarter sales volumes in the automotive and personal computer OEM businesses and at AKG.
Accrued liabilities decreased due to the reduction of income taxes payable associated with the $66.4 million pre-tax charge recorded in the quarter ended December 31, 1998.

The special charges totaling $66.4 million, net of $3.1 million in cash payments through December 31, 1998, affected the Company's balance sheet as follows: receivables were reduced by $2.0 million, inventories were reduced by $24.3 million; other current assets were reduced by $2.4 million; property, plant and equipment were reduced by $15.5 million; other assets were reduced by $1.7 million; and accruals were increased by $17.4 million.

The Company initiated a common stock repurchase program in July
1998. Through December 31, 1998, the company acquired and placed in treasury 960,400 shares of its common stock at a total cost of $33.8 million. The total authorization for the share repurchase program is 1.5 million shares.

Borrowings under the revolving credit facility at December 31, 1998 were $157.5 million, comprised of swing line borrowings of $6.1 million, which were included in notes payable, and competitive advance borrowings and revolving credit borrowings of $151.4 million. Borrowings under the revolving credit facility at June 30, 1998 were $8.4 million, comprised of swing line borrowings of $1.8 million and competitive advance borrowings and revolving credit borrowings of $6.6 million. Borrowings under the revolving credit facility increased primarily due to higher working capital requirements, the December 1, 1998 repayment of the $45 million of 11.2% notes, and the common stock repurchases totaling $33.8 million.


YEAR 2000
---------------

The Company is evaluating and addressing risks associated with the Year 2000 problem. Potential risks associated with computer systems, embedded chips in machinery and equipment, suppliers and customers are being examined. The Company and its subsidiaries have substantially completed inventory and assessment, and are in varying stages of remediation and testing.

As of December 31, 1998, the company and a majority of its subsidiaries have completed inventory and assessment of computer hardware, computer software and machinery and equipment using embedded chips. Three of the Company's 50 reporting units have not completed inventory and assessment, and they are now expected to complete these phases by March 31, 1999. The results of the completed inventories indicate that 77 percent of the hardware, software and embedded chips in use are currently Year 2000 compliant. The estimated remaining cost of replacement or upgrade for hardware, software and equipment identified as non-compliant is approximately
$1.5 million. Some of these replacements and upgrades were included in fiscal 1999 capital budgets as routine infrastructure and productivity improvement expenditures. The target date for completion of all hardware, software and machinery and equipment Year 2000 compliance efforts is June 1999.

Approximately 30 percent of the Company's subsidiaries have issued Year 2000 compliance surveys to their principal suppliers. These subsidiaries have reported response rates between 20 percent and 100 percent, with varying degrees of compliance reported. The target date for issuance of all supplier surveys is March 1999, and completion of evaluation of the results is scheduled for June 1999. As these evaluations are completed, contingency planning processes will be considered as appropriate.

Approximately 20 percent of the Company's subsidiaries have issued Year 2000 compliance surveys to their principal customers. The Company is participating in Year 2000 compliance programs with its major automotive customers, such as Daimler Chrysler, Toyota and BMW, including formal audits. The target date for issuance of all principal customer surveys is March 1999, and completion of evaluation of the results is scheduled for June 1999. As these evaluations are completed, contingency planning will be considered as appropriate.

The failure by the Company and its subsidiaries or its suppliers or its customers to correct a Year 2000 problem could interrupt normal business activities. Management believes that its plans provide reasonable assurance that the Company's primary computer systems, manufacturing processes and distribution processes will not be materially impacted by a Year 2000 problem. The Company cannot provide assurance that all principal customers and suppliers will successfully complete Year 2000 compliance plans in a timely manner. However, management believes that its plans should reduce the risk of business interruptions due to supplier or customer difficulties.




Except for historical information contained herein, the matters discussed are forward-looking statements which involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements, including, but not limited to, the effect of economic conditions, product demand, currency exchange rates, competitive products and other risks detailed in the Company's other Securities and Exchange Commission filings. In addition to the foregoing, the Company's ability to realize the anticipated benefits resulting from the restructuring program involves risks and uncertainties, including, but not limited to, market conditions, the timing and effectiveness of the product line and distributor repositioning, and effective and efficient execution by the external suppliers of products formerly manufactured in the El Paso, Texas, facility. The Company's ability to avoid interruptions due to Year 2000 problems involves risks and uncertainties, including, but not limited to, suppliers', customers' and the Company and its subsidiaries' ability to complete remediation which could be affected by factors such as delays and increased costs.

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

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The date of the annual meeting of stockholders was November 10, 1998.

         (b) Mr. Bernard Girod was re-elected as a director of the Company with 16,036,425 affirmative votes and 77,789 votes withholding authority. Mr. Girod will serve a three-year term expiring at the 2001 Annual Meeting of Stockholders.

              Ms. Ann McLaughlin was re-elected as a director of the Company with 16,033,160 affirmative votes and 81,054 votes withholding authority. Ms. McLaughlin will serve a three-year term expiring at the 2001 Annual Meeting of Stockholders.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits required by Item 601 of Regulation S-K

              None.

         (b)  Reports on Form 8-K
              Form 8-K, dated January 26, 1999, filed on January 27,1999, containing the following items:

              Item 5. Press release announcing second quarter and first half results, including special charges, and other information concerning these periods and future periods.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
	      (Registrant)



DATE: February 16, 1998      BY:  /s/ Bernard A. Girod
                                  ----------------------
                                  Bernard A. Girod
                                  President, Chief
                                  Operating officer
                                  and Secretary


DATE: February 16, 1998      BY:  /s/ Frank Meredith
                                  -----------------------
                                  Frank Meredith
                                  Vice President of
                                  Finance and
                                  Administration and
                                  Chief Financial Officer