Form 10-Q
period 1999-03-31
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 1999-05-14
CIK 800459

                           FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For Quarter Ended:  March 31, 1999

                Commission File Number:  1-9764

          HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
          ---------------------------------------------
      (Exact name of registrant as specified in its charter)

          DELAWARE                               11-2534306
-------------------------------     -----------------------------------
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

                         NOT APPLICABLE
       ------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

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

17,717,083 shares of Common Stock, $.01 par value, at April 30, 1999.

            HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                           AND SUBSIDIARIES

                                INDEX


PART I.  FINANCIAL INFORMATION                               PAGE NO.

Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets -
      March 31, 1999 and June 30, 1998                          3

    Condensed Consolidated Statements of Operations -
      Three and nine months ended March 31, 1999 and 1998       4

    Condensed Consolidated Statements of Cash Flows -
      Nine months ended March 31, 1999 and 1998                 5

    Notes to Condensed Consolidated Financial Statements        6-9

Item 2.  Management's Discussion and Analysis of the
             Results of Operations and Financial Condition      10-16


PART II.  OTHER INFORMATION                                     17

SIGNATURES                                                      18

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
             HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                            MARCH 31, 1999 AND JUNE 30, 1998
                        (000s omitted except per share amounts)

ASSETS                                                 03/31/99              06/30/98
                                                   --------------         --------------
Current assets
   Cash and cash equivalents                        $      5,352                 16,204
   Receivables (less allowance for doubtful
      accounts of $11,108 at March 31,
      1999 and $10,072 at June 30, 1998)                 299,550                299,881
   Inventories                                           317,682                307,189
   Other current assets                                   86,963                 71,929
                                                   --------------         --------------
Total current assets                                     709,547                695,203
                                                   --------------         --------------
Property, plant and equipment, net                       238,598                248,368
Excess of cost over fair value of assets
   acquired, net                                         158,190                161,712
Other assets                                              23,448                 25,401
                                                   --------------         --------------
Total assets                                        $  1,129,783              1,130,684
                                                   --------------         --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Short-term borrowings                            $     19,186                 18,333
   Current portion of long-term debt                      12,084                 55,698
   Accounts payable                                       92,986                113,367
   Accrued liabilities                                   127,764                139,890
                                                   --------------         --------------
Total current liabilities                                252,020                327,288
                                                   --------------         --------------
Borrowings under revolving credit
   facility                                              134,983                  6,554
Senior long-term debt                                    249,791                253,055
Other non-current liabilities                             30,063                 31,253
Minority interest                                            658                    635
Shareholders' equity
  Common stock, $.01 par value                               177                    186
  Additional paid-in capital                             289,168                288,336
  Other comprehensive income (loss):
          Cumulative translation adjustment              (25,999)               (21,478)
  Retained earnings                                      232,899                244,855
  Less common stock held in treasury                     (33,977)                    --
                                                   --------------         --------------
Total shareholders' equity                               462,268                511,899
                                                   --------------         --------------
Total liabilities and shareholders' equity          $  1,129,783              1,130,684
                                                   --------------         --------------

See accompanying Notes to Condensed Consolidated Financial Statements.

             HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                        (000s omitted except per share amounts)

                                                    Three Months Ended                     Nine Months Ended
                                                         March 31,                             March 31,
                                                 1999               1998                 1999              1998
                                            --------------     --------------       -------------     --------------
Net sales                                    $    374,904            391,917           1,078,318          1,124,150
Cost of sales                                     269,943            281,981             805,175            814,449
                                            --------------     --------------       -------------     --------------
Gross profit                                      104,961            109,936             273,143            309,701

Selling, general and administrative                80,581             80,540             230,737            231,931
Plant closures and severance                           --                 --              17,010                 --
Asset impairment                                       --                 --              20,054                 --
                                            --------------     --------------       -------------     --------------
Operating income                                   24,380             29,396               5,342             77,770
Other expense:
  Interest expense                                  6,724              6,671              18,711             19,294
  Miscellaneous, net                                 (403)               909                 559              1,213
                                            --------------     --------------       -------------     --------------
Income (loss) before income taxes
   and extraordinary item                          18,059             21,816             (13,928)            57,263
Income tax expense (benefit)                        5,242              6,763              (4,674)            17,751
                                            --------------     --------------       -------------     --------------
Income (loss) before extraordinary item            12,817             15,053              (9,254)            39,512
                                            --------------     --------------       -------------     --------------
Extraordinary item, net of income taxes                --                 --                  --             (3,583)
                                            --------------     --------------       -------------     --------------
Net income (loss)                            $     12,817             15,053              (9,254)            35,929
                                            --------------     --------------       -------------     --------------

Basic earnings (loss) per share
    before extraordinary item                $       0.72               0.81               (0.52)              2.13
Extraordinary item                                    ---                ---                 ---              (0.19)
                                            --------------     --------------       -------------     --------------
Basic earnings (loss) per share              $       0.72               0.81               (0.52)              1.94
                                            --------------     --------------       -------------     --------------

Diluted earnings (loss) per share
    before extraordinary item                $       0.72               0.80               (0.52)              2.10
Extraordinary item                                    ---                ---                 ---              (0.19)
                                            --------------     --------------       -------------     --------------
Diluted earnings (loss) per share            $       0.72               0.80               (0.52)              1.91
                                            --------------     --------------       -------------     --------------
Weighted average shares
    outstanding - basic                            17,704             18,619              17,954             18,556
                                            --------------     --------------       -------------     --------------
Weighted average shares
    outstanding - diluted                          17,857             18,847              17,954             18,850
                                            --------------     --------------       -------------     --------------

See accompanying Notes to Condensed Consolidated Financial Statements.

               HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                                         ($000s omitted)

                                                           1999                 1998
                                                      -------------        -------------
Cash flows from operating activities:
   Net income (loss)                                   $    (9,254)              35,929
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation                                             41,967               41,631
   Amortization of intangible assets                         5,274                5,631
   Special charges, net of cash paid                        61,136                  ---
Changes in working capital, net of acquisition/
   disposition effects:
(Increase) decrease in:
   Receivables                                              (1,212)               4,840
   Inventories                                             (34,352)             (24,181)
   Other current assets                                     (1,081)              (9,961)
Increase (decrease) in:
   Accounts payable                                        (20,582)             (15,829)
   Accrued liabilities                                     (29,886)              (3,351)
(Gain) loss on disposition of assets                           ---               (3,721)
                                                      -------------        -------------
Net cash provided by operating activities              $    12,010               30,988
                                                      -------------        -------------
Cash flows from investing activities:
   Payment for purchase of companies,
     net of cash acquired                              $      (568)             (94,751)
   Net proceeds from disposition of assets                     ---                6,564
   Capital expenditures                                    (53,823)             (51,688)
   Issuance of loans, net                                  (16,240)                 ---
   Other items, net                                          1,654                 (609)
                                                      -------------        -------------
Net cash used in investing activities                  $   (68,977)            (140,484)
                                                      -------------        -------------
Cash flows from financing activities:
   Borrowings on (repayments of) lines of credit       $       420               (4,512)
   Net proceeds from issuance of  long-term debt            81,551              121,478
   Shares repurchases                                      (33,977)                 ---
   Dividends paid to shareholders                           (2,702)              (2,784)
   Proceeds from exercise of stock options                     823                3,446
                                                      -------------        -------------
Net cash flow provided by financing activities         $    46,115              117,628
                                                      -------------        -------------
Net increase (decrease) in cash and
   cash equivalents                                        (10,852)               8,132
Cash and cash equivalents
   at beginning of period                                   16,204                4,230
                                                      -------------        -------------
Cash and cash equivalents at end of period             $     5,352               12,362
                                                      -------------        -------------
Supplemental disclosures of cash flow information:
   Interest paid                                       $    21,697               19,613
   Income taxes paid                                   $     3,853               10,753
Supplemental schedule of non-cash
   investing activities:
   Fair value of assets acquired                       $     1,672              148,857
   Cash paid for the assets                                    568               94,751
                                                      -------------        -------------
   Liabilities assumed                                 $     1,104               54,106
                                                      -------------        -------------

See accompanying Notes to Condensed Consolidated Financial Statements.

            HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                          AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

The Company's Condensed Consolidated Financial Statements as of
March 31, 1999, and for the three and nine months ended March 31, 1999 and 1998, have not been audited by the Company's independent auditors; however, in the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company and subsidiaries as of March 31, 1999 and the results of their operations and their cash flows for the periods presented.

Where necessary, prior years' information has been reclassified to conform to the current year consolidated financial statement presentation.

These financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended June
30, 1998.

The results of operations for the nine months ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year.

NOTE B - COMPREHENSIVE INCOME

Statement of  Financial Accounting Standards No. 130, Reporting
Comprehensive Income, was adopted as of July 1, 1998.  This
Statement requires reporting of changes in shareholders' equity that do not result directly from transactions with share owners. Comprehensive income and its components for the three and nine months ended
March 31, 1999 and 1998 are presented below.

                                           Three Months Ended       Nine Months Ended
                                               March 31,                      March 31,
(Dollars in thousands)                   1999             1998          1999             1998
                                     ------------    ------------    ------------     -----------
Net income (loss)                     $   12,817          15,053          (9,254)         35,929
Foreign currency
translation adjustments                  (12,038)         (1,536)         (4,521)         (6,071)
                                     ------------    ------------    ------------    ------------
Total comprehensive income (loss)     $      779          13,517         (13,775)         29,858
                                     ------------    ------------    ------------    ------------

                                                         6

                   HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                                 AND SUBSIDIARIES
               Notes to Condensed Consolidated Financial Statements

NOTE C - EARNINGS PER SHARE INFORMATION

                                                        Three Months Ended March 31,
                                                 1999                                 1998
                                      --------------------------       --------------------------
                                          Basic        Diluted            Basic         Diluted
                                      ------------   -----------        -----------     -----------
Net income                             $   12,817        12,817             15,053          15,053
                                      ------------   -----------        -----------     -----------
Weighted average shares of Harman
    common stock outstanding               17,704        17,704             18,619          18,619
Employee stock options                         --           153                 --             228
                                      ------------   -----------        -----------     -----------
Total average equivalent shares            17,704        17,857             18,619          18,847
                                      ------------   -----------        -----------     -----------
Earnings (loss) per share              $     0.72          0.72               0.81            0.80
                                      ------------   -----------        -----------     -----------

                                                           Nine Months Ended March 31,
                                                   1999                                 1998
                                        --------------------------       --------------------------
                                            Basic         Diluted            Basic         Diluted
                                        ------------   -----------        -----------     -----------
Income (loss) before
     extraordinary item                  $   (9,254)       (9,254)            39,512          39,512
Extraordinary item, net of taxes                 --            --             (3,583)         (3,583)
                                        ------------   -----------        -----------     -----------
Net income (loss)                        $   (9,254)       (9,254)            35,929          35,929
                                        ------------   -----------        -----------     -----------
Weighted average shares of Harman
    common stock outstanding                 17,954        17,954             18,556          18,556
Employee stock options                           --            --                 --             294
                                        ------------   -----------        -----------     -----------
Total average equivalent shares              17,954        17,954             18,556          18,850
                                        ------------   -----------        -----------     -----------
Earnings (loss) per share before
   extraordinary item                    $    (0.52)        (0.52)              2.13            2.10
Extraordinary item, net of taxes                 --            --              (0.19)          (0.19)
                                        ------------   -----------        -----------     -----------
Earnings (loss) per share                $    (0.52)        (0.52)              1.94            1.91
                                        ------------   -----------        -----------     -----------


Employee stock options have been excluded from the net loss per share calculation for the nine months ended March 31, 1999, because their effect would be anti-dilutive.

              HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                              AND SUBSIDIARIES
           Notes to Condensed Consolidated Financial Statements

NOTE D - SPECIAL CHARGES

During the second quarter of fiscal 1999, the Company completed planning and began implementation of a restructuring program designed to improve the profitability of the consumer business and other operations. As Company management completed its analysis and planning for the restructuring program, the following determinations were made: (1) a major re-alignment of the consumer audio dealer and distribution structure was required to strengthen the positioning of our various brands, (2) a significant number of marginally profitable product lines should be eliminated, and (3) significant overhead reductions were required due to product line eliminations and weakening consumer market conditions. As a result, the Company closed its El Paso manufacturing facility, closed four other facilities located in California, Japan, Brazil and France, and eliminated jobs at facilities in Switzerland, the United Kingdom, California, New York and Massachusetts. Approximately 450 full-time positions were eliminated. The company discontinued certain product lines and reduced its dealer base. As a result, the Company wrote off certain assets that no longer provide economic benefit.

These actions resulted in pre-tax charges totaling $66.4 million. Of the $66.4 million in charges, total cash costs were projected to be $15.3 million and non-cash costs were projected to be $51.1 million. Through March 31, 1999, cash payments charged against the provision totaled
$5.3 million, including $3.1 million of severance payments and $2.2 million of outlays associated with facility closures. Annual savings resulting from these initiatives are projected to be $24 million, of which $16 million are cash savings and $8 million are non-cash savings.

Charges totaling $17.0 million were recorded for plant shut-down and severance activities. Severance costs totaled $5.5 million. Property, plant and equipment write-downs for closed facilities totaled $5.4 million. The majority of the El Paso factory equipment has been placed in service at other Company facilities. The remaining equipment has either been scrapped or sold at auction. The property, plant and equipment at other closed facilities, primarily consisting of leasehold improvements, furniture and office equipment, has been scrapped and written off.

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

Asset write-offs and other costs charged to the reserves through March 31, 1999 totaled $40.2 million, as shown below:

                                   Original         Charges        Remaining
                                   Provision      to reserves       Balance
                                 ------------     -----------     -----------
Plant closures and severance       $   17.0             10.0             7.0
Asset impairment                       20.0             18.5             1.5
Inventories                            24.3              6.6            17.7
Other                                   5.1              5.1             0.0
                                 ------------     -----------     -----------

    Total                          $   66.4             40.2            26.2
                                 ------------     -----------     -----------


                 HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                               AND SUBSIDIARIES

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
---------------------

COMPARISON OF THE THREE AND NINE MONTH PERIODS ENDED
MARCH 31, 1999 AND 1998

Net sales for the third quarter ended March 31, 1999 were $374.9 million. Sales in the third quarter last year totaled $391.9 million. For the nine months ended March 31, 1999, sales were $1.078 billion. Sales in the same period last year totaled $1.124 billion. Sales for the quarter and the first nine months were negatively affected by the Asian crisis and soft consumer audio markets.

Sales to the automakers increased approximately 8% over the prior year. Becker reported higher sales to BMW and Porsche as well as increased navigation system shipments. Higher audio system shipments for the Dodge Durango, Jeep Grand Cherokee and Chrysler LH platforms also contributed to the growth. Sales to personal computer manufacturers increased due to new contracts with IBM and Dell. Sales to consumer audio retailers and distributors were lower due to a destocking program undertaken with our international distributors, generally soft consumer audio market conditions and distributor transitions in the United States. The destocking program is scheduled to continue into fiscal 2000. Professional sales were higher due primarily to sales increases at JBL Professional and AKG.

During the second quarter of fiscal 1999, the Company completed planning and began implementation of a restructuring program designed to improve the profitability of the consumer business and other operations. As Company management completed its analysis and planning for the restructuring program, the following determinations were made: (1) a major re-alignment of the consumer audio dealer and distribution structure was required to strengthen the positioning of our various brands, (2) a significant number of marginally profitable product lines should be eliminated, and (3) significant overhead reductions were required due to product line eliminations and weakening consumer market conditions. These actions resulted in pre-tax charges totaling $66.4 million, as discussed in Note D to the financial statements.

The Company's restructuring program is proceeding as planned.  The
El Paso, Sunnyvale, and Nagoya facilities have been closed and other head count and cost reduction programs are near completion. Products previously manufactured at the El Paso plant were discontinued or transitioned to external suppliers. The North America consumer business has completed its distribution changes.

The gross profit margin for the quarter ended March 31, 1999 of 28.0 percent ($105.0 million) approximated last year's 28.1 percent ($109.9 million). The gross profit margin for the first nine months of fiscal 1999 was 25.3 percent ($273.1 million) compared to 27.5 percent ($309.7 million) in the previous year. The decline is due to special charges recorded in the second quarter to reduce the carrying value of inventories of discontinued product lines totaling $24.3 million. Excluding these special charges, the gross profit margin increased slightly to 27.6 percent ($297.4 million) for the nine months ending fiscal 1999.

Selling, general and administrative costs were 21.5 percent of sales ($80.6 million) for the three months ended March 31, 1999, compared to 20.6 percent ($80.5 million) for the same period last year. For the nine months ended March 31, 1999, selling, general and administrative costs were 21.4 percent of sales ($230.7 million) compared to 20.6 percent ($231.9 million) for the same period last year.

In last year's third quarter, selling, general and administrative costs were reduced by $3.6 million of income recorded on the sale of the Company's German distribution operations. In this year's second quarter, selling, general and administrative costs included $5.1 million in special charges to write off marketing assets, including point-of-sale displays, associated with discontinued product lines and distributors and to record other costs associated with discontinued product lines. Excluding these items, selling, general and administrative costs declined $3.5 million in the quarter and nearly $10.0 million for the nine months due to savings resulting from restructuring programs.

Plant closing and severance costs of $17.0 million were 1.6 percent of sales for the nine months ending March 31, 1999. Asset impairment costs of $20.0 million were 1.9 percent of sales for the same period. The plant closing and severance costs of $17.0 million resulted from the closure of the El Paso, Texas, electronics plant, the closure of facilities in California, Japan, Brazil and France, and the elimination of jobs in Switzerland, the United Kingdom, Massachusetts, California and New
York. The facility closures and the elimination of approximately 450 positions are projected to result in annual savings of $24 million, of which $16 million is cash savings. The asset impairment charge of $20.0 million resulted from the write-down of tooling, factory equipment and other assets associated with discontinued product lines and other write-downs of assets that will no longer provide economic benefit to the Company.

Operating income as a percentage of sales was 6.5 percent ($24.4 million) for the quarter ended March 31, 1999, compared to 7.5 percent ($29.4 million) for the same period in the prior year. For the first nine months, operating income as a percentage of sales was 0.5 percent ($5.3
million) compared to 6.9 percent ($77.8 million) in the prior year.   The
operating income percentage decrease for the nine months ending fiscal 1999 is primarily due to the special charges totaling $66.4 million, discussed previously. Excluding the special charges and the $3.6 million gain recorded in the prior year, operating income for the nine months ended March 31, 1999 was 6.7 percent of sales ($71.8 million), compared to 6.6 percent ($74.2 million) in the same period last year, resulting from the slight increase in gross profit margins and reduced selling, general and administrative costs.

Interest expense for the three months ended March 31, 1999 of $6.7 million approximated last year's $6.7 million. For the nine months ended March 31, 1999, interest expense was $18.7 million, compared to $19.3 million last year. Average borrowings outstanding were $433.8 million for the third quarter of fiscal 1999 and $408.3 million for the first nine months, up from $417.2 million and $387.9 million, respectively, for the same periods in the prior year.

The weighted average interest rate on borrowings was 6.2 percent for the third quarter and 6.1 percent for the nine months ended March 31, 1999. The average interest rates for the comparable periods in the prior year were 6.4 percent and 6.7 percent, respectively. The decrease in the average interest rates was due to the August 1, 1997, early retirement of $64 million of 12.0% notes, funded with 10-year notes bearing interest at 7.32%, and the December 1, 1998 retirement of $45 million of 11.2% notes, funded with revolving credit facility borrowings.

Income before income taxes for the third quarter of fiscal 1999 was $18.1 million, compared to income of $21.8 million in the prior year.

For the nine months ended March 31, 1999, loss before income taxes and extraordinary item was $13.9 million, compared with income of $57.3 million last year.

The effective tax rate for the third quarter of fiscal 1999 was
29.0 percent compared with 31.0 percent in the same period a year ago. The effective tax rate for the first nine months of fiscal 1999 was 33.6 percent compared with 31.0 percent last year. The effective tax rates were below the U.S. statutory rate due to utilization of tax credits, realization of certain tax benefits for United States exports and the utilization of tax loss carryforwards at certain foreign subsidiaries. The Company calculates its effective tax rate based upon its current estimate of annual results.

Net income for the three months ended March 31, 1999 was $12.8 million, compared to income of $15.1 million reported for the same period last year. Net loss for the nine months ended March 31, 1999 was $9.3 million, compared to income of $39.5 million, $35.9 million after an extraordinary charge for the early retirement of debt, in the prior year.

Basic and diluted earnings per share for the three months ended March 31, 1999 were $.72. In the third quarter last year, basic earnings per share were $.81, and diluted earnings per share were $.80.

Basic and diluted loss per share for the first nine months ended March 31, 1999 were $.52. For the same period last year, basic earnings per share before the extraordinary charge were $2.13 and diluted earnings per share were $2.10. After the extraordinary charge, basic earnings per share were $1.94 and diluted earnings per share were $1.91.


FINANCIAL CONDITION
-------------------
Net working capital at March 31, 1999 was $457.5 million, compared with $367.9 million at June 30, 1998. The working capital increase was primarily due to lower accounts payable and accrued liabilities, the $45 million December 1, 1998 debt retirement discussed previously and higher other current assets. Accrued liabilities decreased due to the reduction of income taxes payable associated with the $66.4 million pre-tax charge recorded in the current year and the timing of interest and other payments. Other current assets increased due to higher notes receivable balances.

The Company initiated a common stock repurchase program in July
1998. Through March 31, 1999, the company acquired and placed in treasury 965,400 shares of its common stock at a total cost of $34.0 million.

Borrowings under the revolving credit facility at March 31, 1999 were $141.3 million, comprised of swing line borrowings of $6.3 million, which were included in notes payable, and competitive advance borrowings and revolving credit borrowings of $135.0 million. Borrowings under the revolving credit facility at June 30, 1998 were $8.4 million, comprised of swing line borrowings of $1.8 million and competitive advance borrowings and revolving credit borrowings of $6.6 million. Borrowings under the revolving credit facility increased primarily due to higher working capital requirements, the December 1, 1998 repayment of the $45 million of 11.2% notes, and the common stock repurchases totaling $34.0 million.


YEAR 2000
---------

The Company and its subsidiaries are evaluating and addressing risks associated with the Year 2000 problem through a comprehensive review of computer hardware and software, communication devices, facilities, operating and manufacturing equipment, and supplier and customer preparedness. The Company and its subsidiaries have substantially completed inventory and assessment in all areas, and are in varying stages of remediation, testing and contingency planning.

Hardware/Software: As of March 31, 1999, the Company and its subsidiaries have completed inventory and assessment of computer hardware and software applications. The majority of the Company's reporting units have completed testing, and remediation actions, where necessary, are in varying stages of completion. Total Year 2000 compliance costs for computer hardware and software are projected to be $2.6 million, much of which has already been incurred. The target date for completion of all computer hardware and software applications Year 2000 compliance efforts is June 1999.

Communications: As of March 31, 1999, the Company and its subsidiaries have completed inventory and assessment of communications equipment and software. Testing is substantially complete, and remediation actions, where necessary, are also substantially complete. Total Year 2000 compliance costs for communications equipment and software is not material. The target date for completion of all communications equipment and software Year 2000 compliance efforts is June 1999.

Facilities: As of March 31, 1999, the Company and its subsidiaries have substantially completed inventory and assessment, testing and remediation of facilities infrastructure. Total Year 2000 compliance costs for facilities infrastructure is not material. The target date for completion of all facilities infrastructure Year 2000 compliance efforts is June 1999.

Operating / Manufacturing Equipment: As of March 31, 1999, the Company and its subsidiaries have substantially completed inventory and assessment of operating and manufacturing equipment. Testing and remediation is substantially complete at most major facilities. Total Year 2000 compliance costs for operating and manufacturing equipment is not material. The target date for completion of all operating and manufacturing equipment Year 2000 compliance efforts is June 1999.

Suppliers: As of March 31, 1999, the Company and its subsidiaries have substantially completed issuance of Year 2000 compliance surveys to important suppliers. Evaluation of survey results is in varying stages of completion. The target date for completion of all supplier survey evaluations is June 1999. As these evaluations are completed, contingency planning processes, including qualification of alternate sources, will be undertaken as appropriate. Certain subsidiaries of the Company have already completed alternate source selection and qualification.

Customers: As of March 31, 1999, the Company and its subsidiaries have substantially completed issuance of Year 2000 compliance surveys to customers. The Company is participating in Year 2000 compliance programs with its major automotive customers, such as DaimlerChrysler, Toyota and BMW, including both scheduled and surprise audits. The target date for completion of all customer survey evaluations is June 1999. As these evaluations are completed, contingency planning processes will be considered as appropriate.

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


    HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
	            (Registrant)



DATE:  May 14, 1999       BY:  /s/ Bernard A. Girod
                              --------------------------
                                  Bernard A. Girod
                                  Chief Executive Officer


DATE:  May 14, 1999       BY:  /s/ Frank Meredith
                              --------------------------
                                  Frank Meredith
                                  Vice President of Finance
                                  and Administration, Chief
                                  Financial Officer and
                                  Secretary