Form 10-K405
period 1999-06-30
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 1999-09-15
CIK 800459

             Securities and Exchange Commission
                  Washington, D.C.  20549
                         Form 10-K

        Annual Report Pursuant to Section 13 or 15(d) of
             The Securities Exchange Act of 1934

           For the fiscal year ended June 30, 1999

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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of September 10, 1999, was $704,395,599.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 17,258,112 shares of Common Stock, par value $.01 per share, as of September 10, 1999.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended June 30, 1999, are incorporated by reference in Part I,
Item 1, and Part II, Items 5, 7 and 8.

Portions of the Registrant's definitive Proxy Statement relating to the 1999 Annual Meeting of Stockholders are incorporated by reference in
Part III, Items 10 (as related to Directors), 11, 12, and 13.

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X

                   THIS PAGE LEFT BLANK INTENTIONALLY

TABLE OF CONTENTS

                                                                 Page
PART I
Item 1.    Business............................................     5
Item 2.    Properties..........................................    23
Item 3.    Legal Proceedings...................................    24
Item 4.    Submission of Matters to a Vote of
               Security Holders................................    24
               Executive Officers of the Registrant............    24

PART II
Item 5.    Market for the Registrant's Common
               Equity and Related Stockholder
               Matters.........................................    27
Item 6.    Selected Financial Data.............................    27
Item 7.    Management's Discussion and
               Analysis of Financial Condition and
               Results of Operations...........................    27
Item 7A.   Quantitative and Qualitative
               Disclosures about Market Risk...................    28
Item 8.    Consolidated Financial Statements
               and Supplementary Data..........................    28
Item 9.    Disagreements on Accounting and
               Financial Disclosure............................    29

PART III
Item 10.   Directors and Executive Officers of
               the Registrant..................................    29
Item 11.   Executive Compensation..............................    29
Item 12.   Security Ownership of Certain
               Beneficial Owners and Management................    29
Item 13.   Certain Relationships and Related
               Transactions....................................    29

PART IV
Item 14.   Exhibits, Financial Statement
               Schedules and Reports on Form 8-K.29
               List of Financial Statements and
               Financial Statement Schedules...................    33
               Independent Auditor's Report....................    35
               Index to Exhibits...............................    37

		THIS PAGE LEFT BLANK INTENTIONALLY

PART I


ITEM 1.	BUSINESS


General Business

Harman International Industries, Incorporated (together with its subsidiaries, "Harman" or the "Company"), a Delaware corporation formed in 1980, is a worldwide leader in the manufacture of high-quality high-fidelity audio products targeted at the consumer and professional audio markets. For almost 50 years, the Company and its predecessors have been leaders and innovators in creating loudspeakers and electronic audio products that deliver superior sound. The Company believes that its JBL, Mark Levinson, Infinity and Harman Kardon brand names are well-known worldwide for premium quality and performance.

The Company has developed, internally and through a series of strategic acquisitions, a broad range of product offerings sold under renowned brand names in its principal markets. The objective of the Company's development efforts has been to secure engineering, manufacturing and marketing leadership and to strengthen the Company's ability to provide total audio system solutions to its customers.

The Company's businesses are organized by the end-user markets they serve. The Consumer Systems Group manufactures loudspeakers and electronics for high fidelity audio reproduction in the home, with computers and in the car. The Professional Group manufactures loudspeakers and electronics used by audio professionals in concert hall, recording, broadcast and cinema applications.

Harman's primary manufacturing facilities are located in California, Indiana, Utah, Germany, the United Kingdom, Denmark, Mexico, France and Austria.

Consumer Systems Group

The Consumer Systems Group manufactures loudspeakers and electronics for high fidelity audio reproduction in the home, with computers and in the car. These products are marketed under brand names including JBL, Infinity, Harman Kardon, Mark Levinson, Proceed, Revel and
AudioAccess. The Company has the preeminent portfolio of brand names and range of product offerings in the consumer audio market. The JBL, Infinity and Harman Kardon brands are recognized throughout the world for superior sound quality and good value. High-end products bearing the Mark Levinson, Proceed and Revel brands are acclaimed for their superior build quality and state-of-the-art sound reproduction.

The Consumer Systems Group offers premium, branded audio systems to retail automobile purchasers through OEM supply agreements with DaimlerChrysler, BMW, Toyota, Mitsubishi, Porsche, Saab, Range Rover, Peugeot and Ferrari, complemented by non-branded loudspeaker supply agreements with other automakers including Audi, Volvo, VW, Ford and Fiat.

The Company's largest automotive OEM customer, DaimlerChrysler, offers Infinity branded audio systems in the majority of its Chrysler, Dodge and Plymouth car, truck and sport-utility vehicle platforms, and offers Becker head units and navigation systems in a substantial number of its Mercedes Benz automobiles. Becker also supplies head units to BMW and Porsche. Toyota offers JBL branded audio systems in many of its models, and in the year 2001 we expect the JBL brand to be offered across the entire Toyota product line.

The loss of, or a material decrease or delay in purchasing the Company's products by, any of the Company's significant customers could have a material adverse effect on the results of operations of the Company. Sales of the Company's audio products through the automakers are dependent on the sales of the automobile industry and automobile purchasers' willingness to pay for the option of a premium branded automotive audio system.

The Consumer Systems Group offers branded audio systems to personal computer users through OEM supply agreements with Compaq, IBM and Dell. These audio systems provide high-quality sound and thus enhance the appeal and capability of the personal computer as an entertainment device. The JBL, Infinity and Harman Kardon brand names are all employed in this market.

The Company believes the maturation and broadened acceptance of DVD and digital television will provide growth opportunities for its consumer brands. In addition to the contribution of its new Proceed and Harman Kardon DVD machines, the Company expects DVD and digital television to stimulate loudspeaker sales due to increased customer traffic in audio/video dealers' stores and the improved audio quality potential of DVD and digital television compared to the current analog audio/video and digital audio technologies. Sales expectations are dependent, to a substantial extent, on discretionary spending by consumers, which may be affected by economic conditions.

The Company believes excellent growth opportunities are available in the automotive OEM channel through higher penetration levels within existing models, increases in per-vehicle content through the provision of complete systems, increases in the number of models offering the Company's audio systems and supply agreements with additional automakers.


Professional Group

The Company's Professional Group manufactures professional audio equipment, including loudspeakers, amplifiers, mixing consoles, signal processing equipment, microphones and effects devices. Such products are marketed on a worldwide basis under brand names including
JBL Professional, Soundcraft, Allen & Heath, DOD, Digitech, Lexicon,
AKG, dbx, BSS, Orban, AMEK, Spirit and Studer.  The Professional
Group is uniquely equipped to provide turnkey systems solutions for professional audio applications that offer the customer improved performance, ease of installation and reduced cost. The principal market segments served by the Professional Group are sound reinforcement, broadcast and recording and music instrument support.

JBL Professional is a leader in the vibrant cinema market, serving customers such as Cineplex Odeon and United Artists Theaters.
Stadiums, concert halls, houses of worship and major concert tours rely on sound reinforcement products from the Professional Group, such as

JBL loudspeakers, JBL and BSS amplifiers, AKG microphones, Lexicon, DOD and dbx signal processing equipment, and Soundcraft, AMEK and Allen & Heath mixing consoles, to produce top quality sound.

Customers in the recording and broadcast market include radio and television stations and recording studios. Customers in these markets, including AMS Westfunk Radio, Abbey Road Studios and The Hit
Factory, are primarily served by Studer and Orban, with additional offerings from JBL, Lexicon, Soundcraft and AKG.

JBL, DOD, Digitech and Spirit serve the music instrument support segment of the professional audio market. JBL manufactures and markets loudspeakers, monitors and amplifiers. DOD and Digitech sell sound effects and other signal processors, portable mixing consoles and guitar amplifiers. Spirit markets portable mixing consoles. Music instrument support products are sold through music retail stores such as Guitar Center and Sam Ash.


Operating and Geographic Segment Information

Financial information about operating and geographic segments required to be included hereunder is incorporated by reference to Note 10 of Notes to Consolidated Financial Statements contained in the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1999.


Description of Business

     The Company's business is conducted through its wholly owned subsidiaries which include:

            Name                                    Principal products
------------------------------          ----------------------------------------
AKG Acoustics GmbH                       Professional electronics

Audax Industries, SNC                    Consumer home and automotive
                                             loudspeakers

Becker GmbH                              Automotive OEM and automotive
                                             aftermarket electronics


            Name                                    Principal products
------------------------------          ----------------------------------------
Harman Audio Electronics
      Systems GmbH                       Automotive OEM loudspeakers

Harman Music Group, Incorporated         Professional electronics

Harman Consumer Europe A/S               Consumer home and automotive
                                             electronics

Harman Consumer Manufacturing A/S        Components, cabinets and
                                             loudspeaker systems

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

Harman-Kardon, Incorporated              Consumer home and automotive
                                             electronics

Harman-Motive, Inc.                      OEM loudspeakers
                                             and electronics

Harman Motive Limited                    OEM loudspeakers
                                             and electronics

Infinity Systems, Inc.                   Consumer home and automotive
                                             loudspeakers and electronics

JBL Incorporated                         Consumer, professional and
                                             automotive loudspeakers and
                                             electronics

Lexicon, Incorporated                    Professional electronics

Madrigal Audio Laboratories, Inc.        Consumer electronics

Oxford International Ltd.                Automotive OEM loudspeakers

Studer Professional Audio AG             Professional electronics


Markets for Products

Based on its knowledge of the audio industry, the Company believes that the consumer and professional audio markets have grown in recent years. In 1997 and 1998, the consumer and professional audio markets slowed somewhat due to uncertainty associated with technology transitions and weakness in Asia. The transition from analog to digital audio technology has changed music recording and reproduction and has led to the development of a new generation of consumer and professional audio products, including software-driven audio systems with integrated digital architecture that permits communication among all components.
Although this transition has unsettled markets due to customer confusion and hesitancy, management believes that the new digital technologies and standards are stabilizing and Harman's market position will help the Company to capitalize on the release of pent-up demand as confusion and hesitancy abate.

The multimedia audio systems market has been a growth market for Harman. The Company has developed branded audio systems for personal computers marketed by Compaq, IBM and Dell. The Company also produces branded aftermarket audio systems for multimedia applications. The Company believes that the number of personal computers equipped with multimedia capabilities will continue to increase.

We believe significant growth opportunities exist within the automotive audio market to increase sales by increasing product penetration in platforms currently supplied on an OEM basis, increasing per-vehicle content through the provision of systems with additional functions, expanding the number of automobile models offering our systems and adding new OEM partners. Becker's radio and navigation system products complement the Company's JBL, Infinity and Harman Kardon automotive audio programs and enable the Company to offer fully-integrated multimedia systems through its automobile manufacturing partners. During fiscal 1999, the Company received its first commitments for integrated systems on future models from Audi, BMW and Porsche, and we believe that these will be followed by commitments from other of the world's leading automakers.

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



Products

The Company designs, manufactures and markets worldwide a broad range of high-quality, high-fidelity audio loudspeakers and electronics for the consumer audio market (in the home, in the car and with computers) and the professional audio market (sound reinforcement, broadcast and recording, and musical instrument support).

CONSUMER PRODUCTS. The Company manufactures loudspeakers under the JBL, Infinity and Revel brand names for the consumer market.
These loudspeaker lines include models designed for two-channel stereo and multi-channel surround sound applications in the home in a wide range of choices, including floorstanding, bookshelf, powered, low frequency, in-wall, wireless and all-weather, in styles and finishes ranging from high gloss lacquers to genuine wood veneers. The JBL and Infinity product lines also include car loudspeakers, amplifiers and crossovers.

The Company manufactures a broad range of consumer audio electronics. The Company's consumer electronics products facilitate the marketing of complete home, car and multimedia systems incorporating the Company's loudspeakers, such as surround sound home theater installations. The Company's Harman Kardon home electronics line includes audio-video receivers featuring Dolby Digital and DTS surround sound processing capabilities and multi-channel amplifiers. DVD machines in the final stages of development reflect Harman Kardon's commitment to deliver state-of-the-art audio reproduction equipment to its customers.

Madrigal designs and manufactures high-end electronics, including amplifiers, pre-amplifiers, digital signal processors and compact disc transports and players and a new DVD transport. Madrigal markets its products under the renowned Mark Levinson and Proceed brand names.
The AudioAccess product line is also part of the Madrigal Group. AudioAccess products provide in-home, multi-source, multi-zone sound system controls, serving home theater and multi-room applications.

JBL, Infinity and Harman Kardon branded premium audio systems are offered with personal computers manufactured by Compaq, IBM and Dell, respectively. Harman participates in this market through design and brand name licensing as well as direct sourcing. These audio systems provide high-quality sound and thus enhance the appeal and capability of the personal computer as an entertainment device.

Harman is a leading global manufacturer of premium branded automotive audio systems offered by automakers as an option to their customers. In its offering of loudspeakers, head units, amplifiers and other audio products through the automobile manufacturers, the Company leverages its expertise in the design and manufacture of high-quality loudspeakers, radios and other electronics, as well as the reputation for quality associated with its JBL, Infinity, Harman Kardon and Becker brand names. Harman engineers are engaged by the automobile manufacturers early in the cabin design process to develop systems that optimize acoustic performance and minimize weight and space requirements.
Harman has developed the technical competencies to offer complete multimedia systems to automobile manufacturers incorporating audio, video, navigation, communications, security and cabin quieting. Today, the Company primarily supplies car audio, video and navigation systems products separately. However, the Company has received its first commitments for integrated systems on year 2002 and 2003 models from Audi, BMW and Porsche in Europe. We believe that this could be followed by integrated system commitments from other of the world's leading automakers. The Company's Infinity-branded car audio systems are offered by DaimlerChrysler's Chrysler, Dodge, Plymouth and Jeep lines and by Mitsubishi. JBL-branded audio systems are offered by Toyota, Peugeot and Hyundai. Harman Kardon systems are offered by BMW, Jaguar, Saab and Land Rover (Range Rover). Becker supplies head units, navigation systems and other electronics to DaimlerChrysler, BMW and Porsche.

PROFESSIONAL PRODUCTS. The Company designs, manufactures and markets products in all significant segments of the professional audio market, offering complete systems solutions to professional installations and users around the world.

The Professional Group includes many of the most respected names in the industry including JBL Professional, Soundcraft, Allen & Heath, DOD, Digitech, Lexicon, AKG, BSS, dbx, Orban, AMEK, Studer and UREI. Professional installations of Harman products include stadiums, opera houses, concert halls, recording studios, broadcast studios, theaters, houses of worship, cinemas and touring performing artists.

Sound systems incorporating components manufactured by JBL, Lexicon, AKG, Studer and Soundcraft are in use around the world in such places as the Great Hall of the People in Beijing, China, the Royal Danish Theater in Copenhagen and Abbey Road Studio in England. Harman professional equipment is used on tour by performing artists throughout the world.

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

Lexicon is a leader in the design, manufacture and marketing of high-quality digital audio signal processing equipment for professional use in the audio, video, musical entertainment and broadcasting markets worldwide. Lexicon digital signal processing products are used in live sound applications as well as recording studios to produce sound effects and refine final mixes. Additionally, Lexicon manufactures and markets a series of high-end home theater surround sound processors and amplifiers.

AKG is a leading manufacturer of high-quality microphones and headphones. The AKG product line includes microphones, audio headphones, surround-sound headphones and other professional audio products marketed under the AKG brand name. AKG has leveraged its engineering and manufacturing expertise to enter the telecommunications market, supplying miniature transducers to mobile phone makers Nokia and Qualcomm.

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

The Company's loudspeaker manufacturing capabilities include the production of its own high-gloss lacquer and wooden veneer loudspeaker enclosures, wire milling, voice coil winding and the use of computer controlled lathes and other machine tools to produce its many precision components. The Company's high degree of manufacturing integration enables it to maintain consistent quality levels, resulting in reliable, high-performance products. The Company capitalizes on opportunities to transfer technology and materials developments across product lines to maximize the utility of engineering, design, development and procurement resources.

The Company's principal domestic manufacturing facility in Northridge, California, manufactures JBL and Infinity loudspeakers and audio electronics for home, car, multimedia and professional applications. The Company manufactures car loudspeakers and assembles car sound systems in Martinsville, Indiana. Harman Music Group manufactures professional electronics products at its facility in Salt Lake City, Utah. Lexicon manufactures professional electronics products at its Bedford, Massachusetts facility. Madrigal manufactures consumer electronics at its Middletown, Connecticut facility.

The Company has established a strong manufacturing presence in Europe to better respond to customer demands in that market. European automotive loudspeaker and electronics manufacturing includes the production of loudspeakers and amplifiers in the United Kingdom, Germany, Sweden and Hungary, and car radios, navigation systems, amplifiers and other electronics at Becker in Germany. Audax
Industries SNC ("Audax"), a manufacturer of high-quality, high-performance tweeters, woofers and car loudspeaker systems, is located in France, and the Company's Harman Consumer Manufacturing A/S subsidiary manufactures cabinet enclosures and assembles complete JBL and Infinity loudspeakers in Denmark. Cabinet production was begun in the United Kingdom during fiscal 1997 at the Company's new factory in Cornwall to meet increased demand for JBL Professional loudspeakers in Europe.

European professional electronics manufacturing includes Soundcraft in the United Kingdom (mixing consoles), Studer in Switzerland
(professional recording and broadcast equipment) and AKG in Austria (microphones and headphones).

Marketing and Distribution

The Company's products are sold domestically and internationally in the consumer and professional audio markets. The consumer market for audio entertainment systems consists of car, home and multimedia. The professional market includes a wide range of professional uses, including live music applications, recording facilities, entertainment venues such as concert halls, stadiums and movie theaters, broadcast facilities and music instrument support.

The Company primarily markets its home and automotive aftermarket audio products through audio and audio-video specialty stores and certain audio-video chain stores, such as Circuit City and Best Buy in North America and MediaMarkt in Europe. The Company enjoys broad distribution of its products and selects dealers who emphasize high-quality audio systems and who are knowledgeable about the features and capabilities of audio products. Sales and marketing activities for these products include dealer education programs, point-of-sale displays, participation in consumer audio trade shows, comprehensive product literature and mass-media advertising.

The Company's Consumer Systems Group markets its branded OEM audio products through automobile and personal computer manufacturers and dealers. Automobile manufacturers offering Harman systems include DaimlerChrysler, Toyota, BMW, Ford, Mitsubishi, Volkswagen, Volvo, Audi, Jaguar, Porsche, Range Rover and Saab. Personal computer OEM customers include Compaq, IBM and Dell. Sales and marketing activities for these products include dealer education programs, point-of-sale displays, participation in consumer audio trade shows and mass-media advertising.

The Company's professional audio products are marketed worldwide through professional sound equipment dealers, including sound system contractors that directly assist major users. The Company's sales and marketing group for its professional products is separate and independent from its consumer product sales group. Professional audio sales and marketing activities include dealer education programs, point-of-sale displays, participation in professional audio trade shows and professional audio media advertising.

Suppliers

Products designed by Harman Kardon in the United States are manufactured by several suppliers. In fiscal 1998, Harman Kardon's largest supplier, based in Korea, experienced difficulties associated with the crisis in Asia. Production delays at this supplier negatively affected Harman Kardon's results. Harman Kardon terminated its relationship with this supplier and other sources were secured to manufacture
Harman Kardon products. The loss of any of Harman Kardon's primary suppliers would not have a material impact on the consolidated earnings or consolidated financial position of the Company.

Northridge Manufacturing relies on several suppliers for a large percentage of certain parts, such as wood, speaker grilles, plastic molded parts and magnets. The loss of any one of these suppliers would not have a material impact on the consolidated earnings or consolidated financial position of the Company.

The Company utilizes third-party suppliers to manufacture personal computer audio systems sold to Compaq, Dell and IBM bearing the JBL, Harman Kardon and Infinity brand names. Production difficulties at these third-party suppliers would not have a material impact on the consolidated earnings or consolidated financial position of the Company.


Trademarks and Patents

The Company markets its products under numerous trademarks and logos, including JBL, Infinity, Harman Kardon, Citation, Concord, Audax, Becker, AMEK, Soundcraft, Spirit, DOD, Audio Logic, DigiTech, Lexicon, AKG, Studer, BSS, Sound-Web, Orban, Precision Devices, dbx, Allen & Heath, AudioAccess, Mark Levinson, Proceed, Revel, VMAx, EON, Harman, Control, Compositions, Optimod, C-Audio, Auto Azimuth and Dynamic Midi. These trademarks and logos are registered or otherwise protected in substantially all major industrialized countries.

The Company's registrations cover use of its trademarks and logos in connection with various applicable products, such as loudspeakers, speaker systems, speaker system components and other electrical and electronic devices. As of June 30, 1999, the Company held approximately 354 United States and foreign patents covering various products, product designs and circuits, and had approximately 229 patent applications pending around the world. The Company vigorously protects and enforces its trademark and patent rights.


Seasonality

The Company experiences seasonal fluctuations in sales and earnings. The first fiscal quarter is the weakest due to the automotive model changeovers and the July and August holidays in Europe. Variations in seasonal demands among end-user markets may cause operating results to vary from quarter to quarter.


Customers

Sales to DaimlerChrysler for fiscal year 1999 accounted for 23.4% of the Company's consolidated net sales. The loss of sales to DaimlerChrysler would have a material adverse impact on the sales and earnings of Harman Motive, Becker and the Company as a whole.

Backlog Orders

Because the Company's practice is to maintain sufficient inventories of finished goods to fill orders promptly, the level of backlog is not considered to be an important index of future performance. The
Company's backlog was approximately $35.3 million at June 30, 1999.

Warranties

Harman generally warrants its home products to be free from defects in materials and workmanship for a period ranging from 90 days to five years from the date of purchase, depending on the product. The warranty is a limited warranty, and it imposes certain shipping costs on the customer and excludes deficiencies in appearance except for those evident when the product is delivered. Harman dealers normally perform warranty service for loudspeakers in the field, using parts supplied on an exchange basis by the Company.

Warranties in the international markets are generally similar to those in the domestic market, although claims arising under these warranties are the responsibility of the distributor.

Competition

In general, the audio industry is fragmented and competitive with many manufacturers, large and small, domestic and international, offering audio products that vary widely in price and quality and are distributed through a variety of channels. Consumer products are offered through various channels including audio specialty stores, discount stores, department stores, mail order firms and internet merchants. Consumer products are also offered as OEM options on automobiles and personal computers through the automotive and computer dealer channels. Professional products are offered through music instrument retailers, professional audio dealers, contractors and installers and on a contract bid basis. The Company concentrates on the higher-quality, higher-priced segments of the audio market.

The Company believes that it currently has a significant share of the consumer market for loudspeakers (home, automotive and computer), primarily as a result of the strength of its brand names. JBL and Infinity are two of the most recognized loudspeaker brands in the world. The addition of our new high-end loudspeaker brand, Revel, extends our market position and complements our Mark Levinson and Proceed high-end electronics lines. The Company competes based upon its strong brand names, the breadth of its product lines, and its comprehensive marketing, engineering and manufacturing resources.

The Company's principal competitors in the consumer loudspeaker market include Bose, Boston Acoustics, B&W, KEF, Celestion, Paradigm, Acoustic Research, Cambridge SoundWorks and Polk Audio. Principal competitors in the high-end loudspeaker market include Wilson Audio, Snell and B&W.

Competition in the consumer electronic components segment remains intense, with this market dominated by large Japanese competitors. The short life cycle of products and a need for continuous design and development efforts characterize this segment. The Company's competitive strategy is to compete in the upper segments of this market and to continue to emphasize the Company's ability to provide systems solutions to customers, including a combination of loudspeakers and electronics products, providing integrated surround sound and home theater systems. Principal electronics competitors for Harman Kardon include Sony, Denon, Onkyo, Nakamichi, Pioneer and Yamaha. The
Company competes in the high-end consumer electronics market with the

Mark Levinson, Citation and Proceed brands. Principal competitors include Krell, McIntosh, Audio Research, Meridian, Linn and Accuphase.

In the personal computer audio market, the Company's JBL, Infinity and Harman Kardon brand names are attached to the premium audio systems offered by Compaq, IBM and Dell, respectively. These audio systems are provided through licensing and sourcing arrangements. Principal competitors in this segment include Bose, Altec-Lansing and LabTec.

In OEM automotive audio, the Company's principal competitors include
Bose, Pioneer and Foster Electric in the loudspeaker systems segment and Alpine, Bosch, Panasonic, Siemens, Delphi, Visteon and Mannesman in the electronics segment. The Company is the only supplier of branded loudspeaker systems for Chrysler, Jeep and Mitsubishi automobiles in the United States, and also supplies branded loudspeaker systems to Toyota, BMW, Jaguar, Range Rover, Saab and Peugeot. The Company also supplies non-branded loudspeaker systems to Chrysler, Mercedes Benz, Volkswagen, Audi, Volvo, Ford and Fiat. The Company is a primary supplier of radio head units to Mercedes-Benz, BMW and Porsche. The Company competes based upon the strength of its brand name recognition and the quality of its products together with its technical expertise in designing loudspeaker systems, electronics, navigation systems, man-machine interfaces and complete multimedia systems to fit the acoustic properties of each automobile model.

The market for professional sound systems is highly competitive. The Company has historically held a leading market position in the professional loudspeaker market and has complemented its professional loudspeaker line by adding digital professional electronics products and broadcast and recording equipment. The Company competes using its ability to provide systems solutions to meet the complete audio requirements of its professional customers. Harman offers products for most professional audio applications.

The Company competes in the sound reinforcement market with many of its brand names, including JBL Professional, AKG, Soundcraft, AMEK and BSS. Principal competitors in sound reinforcement include the Electro Voice division of Telex, Eastern Acoustic Works, Crest, Sennheiser, Tannoy, Peavey, Shure, Audio Technica, Fender, Sony,
Yamaha and Mackie. The Professional Group competes in the broadcast and recording areas with its Studer, AKG, Soundcraft, AMEK, Lexicon and Orban brands. Principal recording and broadcast competitors include

Sony, Yamaha, Neve, Sennheiser, Denon, SSL, Shure, Tascam, Alesis and Audio Technica. In the Music Instrument area, competitors for the Company's JBL, DOD, Digitech, dbx, Lexicon, Allen & Heath and Spirit products include Yamaha, Peavey, Rane, Roland, Alesis, Marshall, Fender, Sony, Mackie and T.C. Electronics.

The Professional Group also competes in the industrial and architectural sound market. Competitors within this market include Siemens, Peavey, Tannoy and Bose.


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

Research, Development and Engineering

The Company's expenditures for research, development and engineering were $76.0 million, $65.9 million, and $66.5 million for the fiscal years ending June 30, 1999, 1998 and 1997, respectively.


Number of Employees

As of June 30, 1999, the Company had 8,850 full-time employees, including 3,658 domestic employees and 5,192 international employees, compared to 10,010 employees at June 30, 1998.


Disclosures about Segments and Related Information

Disclosures about segments and related information to be filed hereunder is incorporated by reference to Note 10 of Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (Effects of Inflation and Exchange Rates) on pages 34 and 22, respectively, in the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1999.


Forward-Looking Statements

Except for the historical information contained herein, the matters discussed herein contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements, including, without limitation, the effect of economic conditions, product demand, currency exchange rates, labor disputes, competitive products and other risks detailed herein and in the Company's other filings with the Securities and Exchange Commission.

ITEM 2.   PROPERTIES

The Company's principal activities are conducted at the facilities described in the following table.

                                   Square         Owned or          Percentage
        Location                  Footage          Leased          Utilization              Division
-------------------------       ----------       ----------       -------------       ---------------------

Northridge, California            750,000           Leased                94%          JBL, Infinity,
                                                                                          Harman Kardon,
                                                                                          JBL Professional,
                                                                                          Harman Motive

Ittersbach, Germany               550,000            Owned                80%          Becker

Worth-Schaitt, Germany            377,500            Owned                75%          Becker

Martinsville, Indiana             200,000            Owned               100%          Harman Motive
                                   40,000           Leased               100%

Ontario, California               212,600           Leased               100%          JBL, Infinity,
                                                                                          Harman Kardon,
                                                                                          JBL Professional

Straubing, Germany                193,000            Owned                95%          Harman Audio
                                                                                          Elec. Systems

Ringkobing, Denmark               171,500            Owned               100%          Harman Consumer
                                   16,100           Leased                80%          Manufacturing A/S

Potters Bar, UK                   160,000           Leased               100%          Soundcraft, AMEK
                                                                                          BSS, C-Audio

Vienna, Austria                   129,000           Leased               100%          AKG

Sandy, Utah                       122,000           Leased               100%          Digitech, DOD, dbx

Bridgend, UK                      102,000           Leased               100%          Harman Motive Ltd

Regensdorf, Switzerland            86,100           Leased               100%          Studer

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



ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY HOLDERS

            None.

                   EXECUTIVE OFFICERS OF THE REGISTRANT

                                    Age at
        Name                    August 1, 1999                           Position
--------------------           ----------------         ---------------------------------------
Sidney Harman                            80              Chairman of the Board of Directors

Bernard A. Girod                         57              Chief Executive Officer and
                                                             Director of the Company

Gregory P. Stapleton                     52              Chief Operating Officer and Director
                                                             of the Company

Frank Meredith                           42              Vice President - Finance &
                                                             Administration, Chief
                                                             Financial Officer and Secretary

William S. Palin                         56              Vice President - Controller

Sandra B. Robinson                       40              Vice President - Financial Operations

Edwin C. Summers                         52              Vice President and General Counsel

Floyd E. Toole                           53              Vice President - Acoustics



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

Bernard A. Girod has been Chief Executive Officer since November 1998 and a Director of the Company since 1993. From March 1994 to November 1998, Mr. Girod served as President of the Company. From November 1992 to November 1998, Mr. Girod served as Secretary of the Company. From March 1993 to November 1998 Mr. Girod served as
Chief Operating Officer of the Company. From September 1986 to August 1995, Mr. Girod served as Chief Financial Officer of the Company. From September 1979 to September 1986, Mr. Girod was the Vice President and General Manager of Permacel, a subsidiary of Avery Dennison and Vice President of Planning and Business Development for Avery Dennison. From 1977 to 1979, Mr. Girod was the Chief Financial Officer of the predecessor of the Company.

Gregory P. Stapleton has been a Director of the Company since November 1997 and the Chief Operating Officer since November 1998. From October 1997 to November 1998, Mr. Stapleton served as President of the Harman OEM Group. Prior to his association with the Company, Mr. Stapleton was Senior Vice President of General Electric Venture Capital Corporation from January 1986 to September 1987, and was General Manager, Industrial Products Section, Factory Automation Products Division, of General Electric Corporation from October 1982 through December 1985.

Frank Meredith has been the Chief Financial Officer of the Company since February 1997 and Secretary of the Company since November
1998.  Mr. Meredith served as Vice President, General Counsel and
Assistant Secretary of the Company from July 1992 to June 1998. Prior to that time, Mr. Meredith held other positions within the Company since May 1985.

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

Edwin C. Summers has been Vice President and General Counsel of the Company since July 1998. Prior to that time, Mr. Summers was Vice President, General Counsel and Secretary of First Alliance Corporation from 1996. From 1991 to 1995, Mr. Summers was Senior Vice President, General Counsel and Secretary of Transamerica Finance Group.

Floyd E. Toole, Ph.D., joined the Company as Vice President - Acoustics in November 1991. Prior to joining the Company, Dr. Toole spent 25 years, most recently as Senior Research Officer, with the National Research Council of Canada's Acoustics and Signal Processing Group.
At the National Research Council, Dr. Toole worked to develop psychoacoustic-optimized adaptive digital techniques for improving loudspeaker performance.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS

The information required by Part II, Item 5 is incorporated by reference to the Company's Annual Report to Shareholders for the fiscal year ended
June 30, 1999 (Shareholder Information on page 38).

ITEM 6.     SELECTED FINANCIAL DATA

Five-Year Summary
(in thousands, except per share data,
for the fiscal years ended June 30)

                                  1999              1998              1997              1996              1995
                             -------------     -------------     -------------     -------------     -------------
Net sales                     $ 1,500,135       $ 1,513,255       $ 1,474,094       $ 1,361,595       $ 1,170,224

Operating income                   38,663           100,325           101,973           105,378            87,449

Income before taxes                14,447            75,707            77,901            75,024            61,157

Net income                         11,723            50,243            54,832            52,042            41,161

Diluted EPS                          0.65              2.67              2.90              3.09              2.53

Total assets                    1,065,755         1,130,684         1,014,254           996,209           886,872

Total debt                        311,575           333,640           306,150           287,401           306,235

Shareholders' equity              468,187           511,899           466,762           436,477           289,490

Dividends per share                  0.20              0.20              0.20              0.20              0.17

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Part II, Item 7 is incorporated by reference to the Company's Annual Report to Shareholders for the fiscal year ended
June 30, 1999 (Management's Discussion and Analysis of Financial
Condition and Results of Operations on pages 17 through 22).

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK

The Securities and Exchange Commission requires that registrants include information about potential effects of changes in interest rates and currency exchange rates in their financial statements. The qualitative information required by Part II, Item 7A is incorporated by reference to pages 22 and 36 of the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1999 (Effects of Inflation and Currency Exchange Rates and Footnote 13, Fair Value of Financial Instruments, respectively).

The Company's exposure to interest rate changes is primarily related to its variable rate debt. To assess exposure to interest rate changes, the Company has performed a sensitivity analysis assuming a hypothetical
100 basis point increase in interest rates across all maturities. This analysis indicates that such market movements would reduce fiscal 2000 net income, based on June 1999 positions, by approximately $0.9 million. Based on June 1998 positions, the effect on fiscal 1999 net income of such an increase in interest rates was estimated to be $0.8 million.

The Company and its subsidiaries' net unhedged exposure in assets and liabilities denominated in other than their relevant functional currency as of June 30, 1999 and 1998 was not material to the consolidated financial position of the Company.

Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and the Company's actual exposure and hedges.


ITEM 8.     CONSOLIDATED FINANCIAL STATEMENTS AND
            SUPPLEMENTARY DATA

The information required by Part II, Item 8 is incorporated by reference to the Company's Annual Report to Shareholders for the fiscal year ended
June 30, 1999 (Consolidated Financial Statements on pages 16 and 24 through 38).

ITEM 9.     DISAGREEMENTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

            None.


PART III

With the exception of information relating to the executive officers of the Company which is provided in Part I hereof, all information required by
Part III (Items 10, 11, 12, and 13) of Form 10-K, including the information required by Item 405 of Regulation S-K, is incorporated by reference to the Company's definitive Proxy Statement relating to the 1999 Annual Meeting of Stockholders.


PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
             AND REPORTS ON FORM 8-K

              a)      1.     Financial statements required to be filed hereunder
                             are indexed on page 33 hereof.

                      2. Financial statement schedules required to be filed hereunder are indexed on page 33 hereof.

                      3. The exhibits required to be filed hereunder are indexed on pages 37 through 44 hereof.

              b)     Reports on Form 8-K

                             Form 8-K, dated September 9, 1999, filed on
                             September 9, 1999, containing the following items:
                             Item 5. Announcement of the completion of the repurchase of approximately 1.5 million shares of Harman common stock under the stock repurchase program announced on June 16, 1998.
                             Announcement of Board of Directors' approval of the repurchase of an additional 1 million shares of Harman common stock.

                THIS PAGE LEFT BLANK INTENTIONALLY

                                       SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant):     HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED

By:   (Signature and Title)      /s/ Bernard A. Girod
                              -------------------------------------------
                                Bernard A. Girod, Chief Executive Officer
Date:     September 15, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                            Title                              Date
  /s/ Sidney Harman                  Chairman of the Board                September 15, 1999
------------------------------           and Director                   ----------------------
Sidney Harman

  /s/ Bernard A. Girod               Chief Executive Officer              September 15, 1999
------------------------------           and Director                   ----------------------
Bernard A. Girod

  /s/ Gregory P. Stapleton           Chief Operating Officer              September 15, 1999
------------------------------           and Director                   ----------------------
Gregory P. Stapleton

  /s/ Frank Meredith                 Vice President - Finance &           September 15, 1999
------------------------------           Administration, Chief          ----------------------
Frank Meredith                           Financial Officer (Principal
                                         Accounting Officer) and
                                         Secretary

  /s/ Shirley M. Hufstedler          Director                             September 15, 1999
------------------------------                                          ----------------------
Shirley M. Hufstedler

  /s/ Ann McLaughlin                 Director                             September 15, 1999
------------------------------                                          ----------------------
Ann McLaughlin

  /s/ Edward H. Meyer                Director                             September 15, 1999
------------------------------                                          ----------------------
Edward H. Meyer

  /s/ Stanley A. Weiss               Director                             September 15, 1999
------------------------------                                          ----------------------
Stanley A. Weiss

		THIS PAGE LEFT BLANK INTENTIONALLY

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES
Index to Item 14(a)

                                                                 Page Reference
                                                     ------------------------------------
                                                                                   Annual
                                                                                Report to
                                                      Form 10-K              Shareholders
                                                     ------------------------------------
Consolidated Financial Data (pages 16 and
    24 through 38 of the 1999 Annual Report
    to Shareholders herein incorporated
    by reference as Exhibit 13.1):


Financial Table of Contents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

Independent Auditor's Reports  . . . . . . . . . . . . . . 34 . . . . . . . . . . . . 23

Consolidated Balance Sheets as of
    June 30, 1999 and 1998 . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . 24

Consolidated Statements of
    Operations for the years ended
     June 30, 1999, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . 25

Consolidated Statements of Cash
    Flows for the years ended
    June 30, 1999, 1998 and 1997 . . . . . . .. . . . . . . . . . . . . . . . . . . . 26

Consolidated Statements of Shareholders'
    Equity for the years ended June 30,
    1999, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27

Notes to Consolidated Financial Statements . . . .. . . . . . . . . . . . . . . . . . 28


Schedules for the years ended June 30,
           1999, 1998 and 1997:

II    Valuation and Qualifying
       Accounts and Reserves . . . . . . . . . . .  . . . 35

All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements.

INDEPENDENT AUDITOR'S REPORT ON SCHEDULE
----------------------------------------


The Board of Directors
Harman International Industries, Incorporated


Under date of August 12, 1999, we reported on the consolidated balance sheets of Harman International Industries, Incorporated and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the years in the three year period ended June 30, 1999, as contained in the 1999 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended June 30, 1999. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





				/s/ KPMG LLP



Los Angeles, California
August 12, 1999

Schedule II

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
Valuation and Qualifying Accounts and Reserves
Three Years Ended June 30, 1999
($000's omitted)

-----------------------------------------------------------------------------------------------------------
                                                                 Charged
                                 Balance at    Charged to       To Other                            Balance
                                  Beginning     Costs and       Accounts       Deductions            at End
Classification                    of Period      Expenses       Describe         Describe         of Period
-----------------------------------------------------------------------------------------------------------

Year Ended June 30, 1997

Allowance for
    doubtful
    accounts                       $  9,962      $  1,977      $  (781) (1)      $  2,042 (2)      $  9,116


Year Ended June 30, 1998

Allowance for
    doubtful
    accounts                       $  9,116      $  4,904      $   152  (3)      $  4,100 (2)      $10,072


Year Ended June 30, 1999

Allowance for
    doubtful
    accounts                       $ 10,072      $  2,662      $  (129)  (4)     $  3,873 (2)      $ 8,732



(1)  Deductions due to foreign currency translation and dispositions.

(2)  Deductions for accounts receivable written off net of recoveries.

(3)  Additions due to acquisitions.  Deductions due to dispositions.

(4)  Deductions due to foreign currency translation, net of acquisition.

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

3.2,4.5          Amended By-Laws of Harman International
                     Industries, Incorporated.  (Filed as Exhibit 4.5 to the
                     Quarterly Report on Form 10-Q for the quarter ended
                     March 31, 1992 (File No. 0-15147) and hereby
                     incorporated by reference.)........................................IBR



Exhibit                                                                                 Page
 No.                                 Description                                         No.
10.1              Lease dated as of June 18, 1987 between Harman
                     International Industries Business Campus Joint
                     Venture and JBL Inc., as amended.  (Filed as Exhibit
                     10.1 to the Annual Report on Form 10-K for the
                     fiscal year ended June 30, 1987 (File No. 0-15147)
                     and hereby incorporated by reference.).............................IBR

10.2              Guaranty dated as of June 18, 1987 by Harman
                     International Industries, Inc. of Lease dated as of
                     June 18, 1987 between Harman International
                     Industries Business Campus Joint Venture and JBL
                     Inc., as amended.  (Filed as Exhibit 10.2 to the
                     Annual Report on Form 10-K for the fiscal year
                     ended June 30, 1987 (File No. 0-15147) and hereby
                     incorporated by reference.)........................................IBR

10.18            Harman International Industries, Inc. 1987 Executive
                     Incentive Plan (adopted December 8, 1987).  (Filed
                     as Exhibit 10.18 to the Annual Report on Form 10-K
                     for the fiscal year ended June 30, 1988 (File No.
                     0-15147), and hereby incorporated by reference.)...................IBR

10.19            Form of Incentive Stock Option Agreement under
                     the 1987 Executive Incentive Plan.  (Filed as Exhibit
                     10.19 to the Annual Report on Form 10-K for the
                     fiscal year ended June 30, 1988 (File No. 0-15147),
                     and hereby incorporated by reference.).............................IBR

10.20            Form of Non-Qualified Stock Option Agreement
                     under the 1987 Executive Incentive Plan.  (Filed as
                     Exhibit 10.20 to the Annual Report on Form 10-K
                     for the fiscal year ended June 30, 1988 (File No.
                     0-15147), and hereby incorporated by reference.)...................IBR




Exhibit                                                                                 Page
 No.                                 Description                                         No.

10.21            Form of Non-Qualified Stock Option Agreement
                     with non-officer directors.  (Filed as Exhibit 10.21
                     to the Annual Report on Form 10-K for the fiscal
                     year ended June 30, 1988 (File No. 0-15147), and
                     hereby incorporated by reference.).................................IBR

10.23            Lease Agreement dated April 28, 1988, by and
                     between Harman International Business Campus
                     Joint Venture and Harman Electronics, Inc. (Filed
                     as Exhibit 10.23 to the Annual Report on Form
                     10-K for the fiscal year ended June 30, 1988
                     (File No. 0-15147), and hereby incorporated by
                     reference.)........................................................IBR

10.26            Harman International Industries, Incorporated
                     Retirement Savings Plan.  (Filed on Form S-8
                     Registration Statement on June 16, 1989
                     (Reg. No. 33-28973), and hereby
                     incorporated by reference.)........................................IBR

10.27            Harman International Industries, Incorporated
                     Supplemental Executive Retirement Plan.  (Filed
                     as Exhibit 10.27 to the Annual Report on Form
                     10-K for the fiscal year ended June 30, 1989
                     (File No. 0-15147), and hereby
                     incorporated by reference.)........................................IBR

10.28            Form of Benefit Agreement under the Supplemental
                     Executive Retirement Plan.  (Filed as Exhibit A to
                     the Supplemental Executive Retirement Plan at
                     Exhibit 10.27 and hereby incorporated by reference.)...............IBR




Exhibit                                                                                 Page
 No.                                 Description                                         No.

10.30            Form of Restricted Stock Agreement.  (Filed as
                     Exhibit 10.30 to the Annual Report on Form 10-K
                     for the fiscal year ended June 30, 1989 (File No.
                     0-15147), and hereby incorporated by reference.)...................IBR

10.38            Amendment to the Harman International Industries,
                     Incorporated Supplemental Executive Retirement
                     Plan.  (Filed as Exhibit 19.1 to the Quarterly Report
                     Report on Form 10-Q for the quarter ended March
                     31, 1992 (File No. 0-15147), and hereby
                     incorporated by reference.)........................................IBR

10.40            Harman International Industries, Incorporated 1992
                     Incentive Plan.  (Filed as Exhibit A to the Definitive
                     Proxy Statement for the fiscal year ended June 30,
                     1996 as approved by shareholders at the November
                     1996 Annual Meeting of Shareholders (File No.
                     001-09764) and hereby incorporated by reference.)..................IBR

10.41            Form of Incentive Stock Option Agreement under the
                     1992 Incentive Plan.  (Filed as Exhibit 10.41 to the
                     Annual Report on Form 10-K for the fiscal year
                     ended June 30, 1993 (File No. 0-15147), and hereby
                     incorporated by reference.)........................................IBR

10.42            Form of Non-qualified Stock Option Agreement under
                     the 1992 Incentive Plan.  (Filed as Exhibit 10.42 to
                     the Annual Report on Form 10-K for the fiscal year
                     ended June 30, 1993 (File No. 0-15147), and hereby
                     hereby incorporated by reference.).................................IBR





Exhibit                                                                                 Page
 No.                                 Description                                         No.


10.43            Form of Restricted Stock Agreement under the 1992
                     Incentive Plan.  (Filed as Exhibit 10.43 to the Annual
                     Report on Form 10-K for the fiscal year ended
                     June 30, 1993 (File No. 0-15147), and hereby
                     incorporated by reference.)........................................IBR

10.44            Form of Non-qualified Stock Option Agreement
                     for Non-officer Directors under the 1992 Incentive
                     Plan.  (Filed as Exhibit 10.44 to the Annual
                     Report on Form 10-K for the fiscal year ended
                     June 30, 1993 (File No. 0-15147), and hereby
                     incorporated by reference.)........................................IBR

10.45            Harman International Industries, Inc. Deferred
                     Compensation Plan, effective June 1, 1997 (Filed
                     on Form S-8 Registration Statement on June 9, 1997
                     (Reg. No. 333-28793), and hereby incorporated by
                     reference.)........................................................IBR

10.53            Multi-Currency, Multi-Option Credit Agreement
                     dated September 30, 1994, among Harman
                     International Industries, Incorporated, the Subsidiary
                     Borrowers and Subsidiary Guarantors, and the
                     Several Lenders named therein with Chemical
                     Securities, Inc., as Arranger, NationsBank of North
                     Carolina, N.A., as Co-Agent and Chemical Bank,
                     as Administrative Agent.  (Filed as Exhibit 10.53
                     to the Quarterly Report on Form 10-Q for the quarter
                     ended September 30, 1994 (File No. 001-09764),
                     and hereby incorporated by reference.).............................IBR




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

10.55            Second Amendment dated November 9, 1995, to the
                     Multi-Currency, Multi-Option Credit Agreement
                     dated September 30, 1994.  (Filed as Exhibit 10.55
                     to the Quarterly Report on Form 10-Q for the quarter
                     ended September 30, 1995 (File No. 001-09764),
                     and hereby incorporated by reference.).............................IBR

10.57            First Amendment to the Lease Agreement by and
                     between Harman International Business Campus
                     Joint Venture and Harman Electronics, Inc. dated
                     October 1995 (Filed as Exhibit 10.57 to the Annual
                     Report on Form 10-K for the fiscal year ended
                     June 30, 1996 (File No. 001-09764), and hereby
                     incorporated by reference.)........................................IBR

10.58            First Amendment to the Lease Agreement by and
                     between Harman International Business Campus
                     Joint Venture and JBL, Inc. dated October 1995
                     (Filed as Exhibit 10.58 to the Annual Report on
                     Form 10-K for the fiscal year ended June 30, 1996
                     (File No. 001-09764), and hereby incorporated by
                     reference.)........................................................IBR





Exhibit                                                                                 Page
 No.                                 Description                                         No.

10.59            Fourth Amendment dated June 6, 1997, to the
                     Multi-Currency, Multi-Option Credit Agreement
                     dated September 30, 1994 (Filed as Exhibit 10.59
                     to the Annual Report on Form 10-K for the fiscal
                     year ended June 30, 1997 (File No. 001-09764),
                     and hereby incorporated by reference.).............................IBR

10.60            Employment agreement between the Company
                     and Bernard A. Girod dated September 12, 1997
                     (Filed as Exhibit 10.60 to the Annual Report on
                     Form 10-K for the fiscal year ended June 30, 1998
                     (File No. 001-09764), and hereby incorporated by
                     reference.)........................................................IBR

10.61            Credit agreement dated December 12, 1997, among
                      Harman International Industries, Incorporated,
                      Becker Holding GmbH, The Several Lenders From
                      Time to Time Party Thereto and Commerzbank
                      Aktiengesellschaft (Filed as Exhibit 10.61 to the
                      Quarterly Report on Form 10-Q for the quarter ended
                      December 31, 1997 (File No. 001-09764), and
                      hereby incorporated by reference.)................................IBR

10.62            Chief Executive Officer Plan effective July 1, 1997
                     (Filed as Exhibit A to the Definitive Statement of
                      Proxy for the Annual Meeting of Shareholders on
                      November 10, 1997, as approved by a majority vote
                      of shareholders (File No. 001-09764), and hereby
                      incorporated by reference.).......................................IBR





Exhibit                                                                                 Page
 No.                                 Description                                         No.

10.63            Amended and restated indenture dated as of July 1, 1997
                     between Harman International Industries, Incorporated
                     and PNC Bank, National Association (Filed as
                     Exhibit 10.63 to the Quarterly Report on Form 10-Q
                     for the quarter ended September 30, 1998
                     (File No. 001-09764), and hereby incorporated by
                     reference.) .......................................................IBR

10.64            SERP vesting agreement between the Company and
                     Gregory Stapleton dated September 25, 1996......................... 45

10.65            Employment agreement between the Company and
                     William Palin dated September 1, 1999.............................. 49

10.66            Form of Non-Qualified stock option agreement
                     between the Company and certain executive officers
                     of the Company dated August 11, 1998............................... 53

13.1              Pages 16 through inside back cover of Harman
                     International Industries, Incorporated Annual
                     Report to Shareholders for the fiscal year ended
                     June 30, 1999...................................................... 63

21.1              Subsidiaries of the Company........................................... 91

23.1              Consent of Independent Auditors....................................... 97

27.1              EDGAR Financial Data Schedule.........................................101




