Form 10-Q
period 1999-09-30
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 1999-11-12
CIK 800459

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                 Quarterly Report under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                   For Quarter Ended:  September 30, 1999

                      Commission File Number:  1-9764

              HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
  --------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          DELAWARE                                   11-2534306
----------------------------------       --------------------------------------
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


17,261,512 shares of Common Stock, $.01 par value, at October 31, 1999.

              HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                            AND SUBSIDIARIES

                                  INDEX


PART I.  FINANCIAL INFORMATION                              PAGE NO.

Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets -
       September 30, 1999 and June 30, 1999                   3

   Condensed Consolidated Statements of Operations -
       Three months ended September 30, 1999 and 1998         4

   Condensed Consolidated Statements of Cash Flows -
       Three months ended September 30, 1999 and 1998         5

   Notes to Condensed Consolidated Financial Statements       6-9

Item 2.  Management's Discussion and Analysis of the
 Results of Operations and Financial Condition                10-14


PART II.  OTHER INFORMATION                                   15-16


SIGNATURES                                                    17

EXHIBIT 10.67                                                 18

EXHIBIT 10.68                                                 77

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
            HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                        SEPTEMBER 30, 1999 AND JUNE 30, 1999
                       (000s omitted except per share amounts)

                                                         09/30/99              06/30/99
                                                      ------------          ------------
ASSETS
Current assets
   Cash and cash equivalents                          $    11,729                 2,963
   Receivables (less allowance for doubtful
      accounts of $ 9,160 at September 30,
      1999 and $ 8,732 at June 30, 1999)                  303,613               303,371
   Inventories                                            296,180               280,115
   Other current assets                                    58,459                60,160
                                                      ------------          ------------
Total current assets                                      669,981               646,609
                                                      ------------          ------------

Property, plant and equipment, net                        231,131               241,063
Excess of cost over fair value of assets
   acquired, net                                          143,077               140,824
Other assets                                               39,774                37,259
                                                      ------------          ------------
Total assets                                          $ 1,083,963             1,065,755
                                                      ------------          ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Short-term borrowings                              $    12,117                19,411
   Current portion of long-term debt                       11,165                11,750
   Accounts payable                                       110,128               120,116
   Accrued liabilities                                    129,550               135,544
                                                      ------------          ------------
Total current liabilities                                 262,960               286,821
                                                      ------------          ------------
Borrowings under revolving credit
   facility                                                84,378                34,375
Senior long-term debt                                     246,823               246,039
Other non-current liabilities                              30,708                29,585
Minority interest                                             780                   748
Shareholders' equity
Common stock, $.01 par value                                  187                   187
Additional paid-in capital                                291,018               290,873
Accumulated foreign currency
   translation adjustments                                (34,034)              (41,885)
Retained earnings                                         257,010               252,989
Less common stock held in treasury                        (55,867)              (33,977)
                                                      ------------          ------------
Total shareholders' equity                                458,314               468,187
                                                      ------------          ------------
Total liabilities and shareholders' equity            $ 1,083,963             1,065,755
                                                      ------------          ------------

See accompanying Notes to Condensed Consolidated Financial Statements.

        HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                  (000s omitted except per share amounts)

                                            Three Months Ended
                                               September 30,
                                          1999               1998
                                     --------------     --------------
Net sales                            $     356,773            315,896
Cost of sales                              260,530            232,161
                                     --------------     --------------
Gross profit                                96,243             83,735
Selling, general and
    administrative expenses                 83,926             65,406
                                     --------------     --------------
Operating income                            12,317             18,329
Other expense
  Interest expense                           4,630              5,933
  Miscellaneous, net                           594                 90
                                     --------------     --------------

Income before income taxes                   7,093             12,306
Income tax expense                           2,199              3,815
                                     --------------     --------------
Net income                           $       4,894              8,491
                                     --------------     --------------


Basic earnings per share             $        0.28               0.46
                                     --------------     --------------
Diluted earnings per share           $        0.28               0.45
                                     --------------     --------------

Weighted average shares
    outstanding - basic                     17,479             18,578
                                     --------------     --------------
Weighted average shares
    outstanding - diluted                   17,698             18,738
                                     --------------     --------------




See accompanying Notes to Condensed Consolidated Financial Statements.

            HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  ($000s omitted)

                                                            1999                 1998
                                                       -------------        -------------
Cash flows from operating activities:
   Net income                                          $      4,894                8,491

Adjustments to reconcile net income to net cash
   used in operating activities:
   Depreciation                                              12,809               14,312
   Amortization of intangible assets                          1,544                1,608
Changes in assets and liabilities:
(Increase) decrease in:
   Receivables                                                 (242)                 274
   Inventories                                              (16,065)             (37,448)
   Other current assets                                       1,701               (9,486)
Increase (decrease) in:
   Accounts payable                                          (9,988)              (9,141)
   Accrued liabilities                                       (5,994)             (17,313)
                                                       -------------        -------------
Net cash used in operating activities                  $    (11,341)             (48,703)
                                                       -------------        -------------
Cash flows from investing activities:
   Proceeds from disposition of assets                 $      7,406                   --
   Capital expenditures                                      (7,038)             (19,183)
   Other items, net                                            (551)              (2,537)
                                                       -------------        -------------
Net cash used in investing activities                  $       (183)             (21,720)
                                                       -------------        -------------
Cash flows from financing activities:
   Borrowings on (repayments of) lines of credit       $     (7,294)               2,307
   Net proceeds from long-term debt                          50,202               78,477
   Net purchase of common stock for treasury                (21,890)             (20,693)
   Dividends paid to shareholders                              (873)                (932)
   Proceeds from exercise of stock options                      145                  381
                                                       -------------        -------------
Net cash provided by financing activities              $     20,290               59,540
                                                       -------------        -------------
Net increase (decrease) in cash and
   cash equivalents                                           8,766              (10,883)
Cash and cash equivalents
   at beginning of period                                     2,963               16,204
                                                       -------------        -------------
Cash and cash equivalents at end of period             $     11,729                5,321
                                                       -------------        -------------
Supplemental disclosures of cash flow information:
   Interest paid                                       $      7,637                7,738
   Income taxes paid                                   $      2,401                  630


See accompanying Notes to Condensed Consolidated Financial Statements.

             HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                         AND SUBSIDIARIES
          Notes to Condensed Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

The Company's Condensed Consolidated Financial Statements as of and for the three months ended September 30, 1999 and 1998, have not been audited by the Company's independent auditors; however, in the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company and subsidiaries as of September 30, 1999 and the results of their operations and their cash flows for the periods presented.

Where necessary, prior years' information has been reclassified to conform to the current year consolidated financial statement presentation.

The results of operations for the three months ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year.


NOTE B - COMPREHENSIVE INCOME

Comprehensive income and its components for the three months ended September 30, 1999 and 1998 are presented below.

                                                     Three Months Ended
                                                        September 30,
(Dollars in thousands)                              1999             1998
                                                -----------      -----------
Net income                                      $    4,894            8,491
Foreign currency translation adjustments             7,851            8,909
                                                -----------      -----------
Total comprehensive income                      $   12,745           17,400
                                                -----------      -----------

               HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                           AND SUBSIDIARIES
      Notes to Condensed Consolidated Financial Statements (continued)


NOTE C - EARNINGS PER SHARE INFORMATION

                                                Three Months Ended September 30,
                                              1999                           1998
                                     ----------------------          ----------------------
                                       Basic        Diluted            Basic       Diluted
                                     ---------     ---------         ---------    ---------
Net income                           $  4,894         4,894             8,491        8,491
                                     ---------     ---------         ---------    ---------
Shares of Harman common stock
    outstanding                        17,479        17,479            18,578       18,578
Employee stock options                     --           219                --          160
                                     ---------     ---------         ---------    ---------
Total average equivalent shares        17,479        17,698            18,578       18,738
                                     ---------     ---------         ---------    ---------

Earnings per share                   $   0.28          0.28              0.46         0.45
                                     ---------     ---------         ---------    ---------

NOTE D - RESTRUCTURING

During the quarter ended December 31, 1998, the Company completed planning and began implementation of a restructuring program designed to improve the profitability of the consumer business and other operations. The Company implemented a program to: (1) re-align the consumer audio dealer and distribution structure to strengthen the positioning of our various brands, (2) significantly reduce the number of marginally profitable product lines, and (3) significantly reduce overhead as a result of weakening consumer market conditions. The Company also implemented overhead reduction programs and eliminated product lines in certain professional businesses. These actions resulted in pretax charges totaling $66.4 million. The components of the charges and costs incurred through September 30, 1999 are shown below.

               HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                           AND SUBSIDIARIES
      Notes to Condensed Consolidated Financial Statements (continued)

                                                                   Charges to
                                                 Charges to          Reserves
                                                   Reserves      Three Months
                                  Original          Through             Ended         Remaining
($ in millions)                  Provision        June 1999         Sept 1999           Balance
                                -----------     -------------     ------------     -------------
Plant closures and severance    $     17.0              14.7               .7               1.6
Asset impairment                      20.0              18.7               --               1.3
Inventories                           24.3              11.9              1.2              11.2
Other                                  5.1               5.1               --               0.0
                                -----------     -------------     ------------     -------------
    Total                       $     66.4              50.4              1.9              14.1
                                -----------     -------------     ------------     -------------

NOTE E - SEGMENTATION

The Company is engaged in the design, manufacture and marketing of high fidelity audio products. Our businesses are organized based on the end-user markets served-consumer and professional.

The Consumer Systems Group manufactures loudspeakers and electronics for high fidelity audio and video reproduction in the home, with computers and in vehicles. Home applications include two-channel audio, multi-channel audio/video and personal computer audio. Vehicle applications include audio, video, navigation and multi-media. Consumer products are marketed worldwide under brand names including JBL, Harman Kardon, Infinity, Becker, Revel, Mark Levinson and Proceed.

The Professional Group manufactures loudspeakers and electronics used by audio professionals in concert halls, cinemas, recording studios, broadcasting operations and live music events. Professional products are marketed worldwide under brand names including JBL, AKG, Studer, Lexicon, Soundcraft, DOD, Digitech and dbx.

            HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                         AND SUBSIDIARIES
    Notes to Condensed Consolidated Financial Statements (continued)

The following table reports external sales and operating income by segment for the three months ended September 30, 1999.

                                           Three Months Ended
                                              September 30,
($000s omitted)                             1999             1998
                                     ------------     ------------
Net sales:
     Consumer Systems Group          $   254,513          217,831
     Professional Group                  102,260           97,985
     Other                                    --               80
                                     ------------     ------------
                 Total               $   356,773          315,896
                                     ------------     ------------
Operating income:
     Consumer Systems Group          $    11,958           13,533
     Professional Group                    2,719            4,061
     Other                                (2,360)             735
                                     ------------     ------------
                 Total               $    12,317           18,329
                                     ------------     ------------

Other operating income (loss) is primarily comprised of corporate expenses less subsidiary allocations.

NOTE F - INVENTORIES

Inventories consist of the following:

                                      September 30,           June 30,
(Dollars in thousands)                        1999               1999
                                       ------------       ------------
Raw materials and supplies             $   119,191            104,791
Work in process                             37,861             37,317
Finished goods and inventory
    purchased for resale                   139,128            138,007
                                       ------------       ------------
Total inventories                      $   296,180            280,115
                                       ------------       ------------

              HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                           AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  RESULTS OF OPERATIONS
  ---------------------

COMPARISON OF THE THREE MONTH PERIODS ENDED
SEPTEMBER 30, 1999 AND 1998

Net sales for the quarter ended September 30, 1999 increased 13 percent to $356.8 million. Excluding currency effects, sales increased 16 percent. Sales in the first quarter last year totaled $315.9 million.

The Consumer Systems Group reported sales of $254.5 million for the quarter, an increase of 17 percent over the prior year. Sales to consumer audio dealers and distributors equaled last year's first quarter, reflecting higher North American volumes offset by lower international sales due to the international dealer destocking program. Sales to the automakers increased. Strong growth in Infinity audio system shipments for the Jeep Grand Cherokee and higher volumes with Mitsubishi contributed in North America and Asia. In Europe, sales gains were driven by the introduction of navigation systems in Mercedes Benz vehicles and by robust aftermarket activity in Becker radios and navigation systems.
Sales to personal computer manufacturers increased nearly $20 million, reflecting higher shipments of Harman Kardon systems to Dell and Apple and higher shipments of JBL systems to Compaq.

The Professional Group reported sales of $102.3 million for the quarter, a 4 percent increase over the prior year. JBL Professional, Lexicon and AKG reported strong sales growth, partially offset by lower recording and broadcast sales. A major new OEM supply contract with Qualcomm contributed to the growth at AKG.

The gross profit margin for the quarter ended September 30, 1999 was
27.0 percent ($96.2 million) compared to 26.5 percent ($83.7 million) in the prior year. The majority of our operating units reported higher gross margins, primarily reflecting lower fixed overhead levels and improved capacity utilization.

Operating income as a percentage of sales was 3.5 percent ($12.3 million) for the quarter ended September 30, 1999, compared to 5.8 percent ($18.3 million) for the same period in the prior year. Selling, general and administrative costs were 23.5 percent of sales for the first quarter compared to 20.7 percent in the prior year. Selling, general and administrative costs increased due to higher engineering and development outlays required to fulfill future automotive and personal computer audio system contracts, the timing of advertising and other selling expenses and overall increases associated with sales growth.

Interest expense for the three months ended September 30, 1999 was $4.6 million compared to $5.9 million in the same quarter last year. Average borrowings outstanding decreased to $338.2 million for the first quarter of fiscal 2000, compared to $365.4 million for the same period in the prior year. Average borrowings were lower due to improved operating cash flow and lower working capital levels.

The weighted average interest rate on borrowings was 5.5 percent for the first quarter, down from 6.5 percent for the first quarter last year. The decrease in the weighted average interest rate was due to the December 1998 retirement of $45 million of 11.2% notes.

Income before income taxes for the first quarter was $7.1 million, compared to $12.3 million in the prior year.

The effective tax rate for the first quarter of fiscal 2000 was 31.0 percent, equal to last year's rate. The effective tax rates for both periods were below the U.S. statutory rate due to utilization of tax credits, realization of certain tax benefits for United States exports and the utilization of tax loss carryforwards at certain foreign subsidiaries. The Company calculates its effective tax rate based upon its current estimate of annual results.

Net income for the three months ended September 30, 1999 was $4.9 million, compared with $8.5 million in the prior year. Diluted earnings per share were $.28 for the three months ended September 30, 1999, compared to $.45 last year.


  FINANCIAL CONDITION
  -------------------

Net working capital at September 30, 1999 was $407.0 million, compared with $359.8 million at June 30, 1999. The working capital increase was primarily due to increased inventory requirements at September compared to June to support the following quarter's increased sales volume. Second quarter sales are typically the Company's highest and first quarter sales are the lowest. Additionally, cash balances increased and accounts payable decreased compared to June 1999 levels, reflecting the timing of cash receipts and payments.

The Company continued its common stock repurchase program in the quarter, acquiring and placing in treasury an additional 502,100 shares of its common stock at a cost of $21.9 million.

Borrowings under the revolving credit facility at September 30, 1999 were $85.2 million, comprised of swing line borrowings of $0.8 million, which were included in short-term borrowings, and competitive advance borrowings and revolving credit borrowings of $84.4 million.
Borrowings under the revolving credit facility at June 30, 1999 were $41.2 million, comprised of swing line borrowings of $6.8 million and competitive advance borrowings and revolving credit borrowings of $34.4 million. Borrowings under the revolving credit facility increased due to higher working capital requirements and the common stock repurchases discussed above.

In September 1999, the Company put in place a $90 million equipment financing line to fund capital additions at operating subsidiaries. As of September 30, 1999, $19.2 million of capital additions had been funded under this line.

  YEAR 2000
  ---------

The Company and its subsidiaries have been engaged in a review of computer hardware and software, communication devices, facilities, operating and manufacturing equipment, and supplier and customer preparedness related to Year 2000 readiness. Our Year 2000 readiness programs are on schedule. The Company and its subsidiaries have completed inventory and assessment in all areas. Remediation and testing is substantially complete for mission-critical operations, and contingency planning is in varying stages of completion.

Hardware/Software: As of September 30, 1999, the Company and its subsidiaries have completed inventory and assessment of computer hardware and software applications. Remediation and testing is substantially complete. Total Year 2000 compliance costs for computer hardware and software are projected to be $2.0 million, of which $1.4 million has already been incurred. The remaining costs are comprised of hardware and software upgrades at the North American distribution center for JBL, Infinity and Harman Kardon, systems upgrades at Studer in Switzerland, and non-mission critical hardware/software upgrades and replacements at certain other locations.

Communications: As of September 30, 1999, the Company and its subsidiaries have completed inventory, assessment, remediation and testing of communications equipment and software. Total Year 2000 compliance costs for communications equipment were not material.

Facilities: As of September 30, 1999, the Company and its subsidiaries have completed inventory, assessment, remediation and testing of facilities infrastructure. Total Year 2000 compliance costs for facilities were not material.

Operating and Manufacturing Equipment: As of September 30, 1999, the Company and its subsidiaries have completed inventory, assessment, remediation and testing of operating and manufacturing equipment. Total Year 2000 compliance costs for operating and manufacturing equipment were not material.

Suppliers: As of September 30, 1999, the Company and its subsidiaries have completed evaluation of Year 2000 compliance surveys returned by important suppliers. Some suppliers have not returned the surveys.
The Company has also hired consultants to review the Year 2000 readiness of certain suppliers. Most of our important suppliers have certified current Year 2000 compliance or have projected compliance before the end of the year. Certain of our subsidiaries have selected and qualified alternate sources for critical components and raw materials to provide additional assurance of supply continuity.

Customers: As of September 30, 1999, the Company and its subsidiaries have completed issuance of Year 2000 compliance surveys to customers. The Company has participated in Year 2000 compliance programs with its major automotive partners, such as DaimlerChrysler, Toyota and BMW, including both scheduled and surprise audits. Evaluation of customer survey results is substantially complete. Most of our major customers and the electronic interfaces we share have been certified as Year 2000 compliant.

Contingency planning is the final step in our Year 2000 readiness process. Contingency plans address potential Year 2000 problems that are unanticipated or outside of the Company's control. The objective of our contingency plans is to provide for rapid response and minimal disruption of operations in the event of unforeseen Year 2000 related problems.

As part of its overall contingency plan, the Company has identified a global Year 2000 Emergency Response Team. The Emergency
Response Team is staffed with mission-critical IT and operations personnel. The Company and its subsidiaries have also developed detailed contingency plans for each critical location. Completion of all contingency plans is scheduled for late 1999. Certain of our critical facilities have final contingency plans in place which include purchased or leased power generators, alternate supplier qualification, extra safety stocks and other back-up measures. The Year 2000 Emergency
Response Team will be on call for the remainder of the calendar year and through the Year 2000 transition.

The failure by the Company and its subsidiaries or its suppliers or its major customers to correct a Year 2000 problem could interrupt normal business activities. Management believes that its plans provide reasonable assurance that the Company's primary computer systems, manufacturing processes and distribution processes will not be materially impacted by a Year 2000 problem. The Company cannot provide assurance that all principal customers and suppliers will successfully complete Year 2000 compliance plans in a timely manner or that unexpected events will not occur. However, management believes that its plans should reduce the risk of business interruptions due to such occurrences.


     Except for historical information contained herein, the matters discussed are forward-looking statements which involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements, including, but not limited to the effect of economic conditions, product demand, currency exchange rates, labor disputes, competitive products and other risks detailed in the Company's other Securities and Exchange Commission filings.

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

            (a) The date of the Annual Meeting of Stockholders was November 9, 1999.

            (b) Dr. Sidney Harman was re-elected as a director of the Company with 14,725,347 affirmative votes and 435,702 votes withholding authority. Dr. Harman will serve a three-year term expiring at the 2002 Annual Meeting of Stockholders.

                 Ms. Shirley Mount Hufstedler was re-elected as a director of the Company with 14,851,322 affirmative votes and 309,727 votes withholding authority. Ms. Hufstedler will serve a three-year term expiring at the 2002 Annual Meeting of Stockholders.

            (c) The proposal to adopt the Key Executive Officer Incentive Plan was approved with 13,726,129 affirmative votes, 396,756 negative votes and 1,038,164 votes withholding authority, which includes abstentions and broker non-votes.

            HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                          AND SUBSIDIARIES

PART II - OTHER INFORMATION (continued)

            (d) The proposal to amend the 1992 Incentive Plan was approved with 11,737,248 affirmative votes, 3,369,395 negative votes and 54,406 votes withholding authority, which includes abstentions and broker non-votes.

Item 5.	Other Information

            None.

Item 6.	Exhibits and Reports on Form 8-K

            (a)  Exhibits required by Item 601 of Regulation S-K

                  - Equipment financing agreement dated September 30, 1999.

                  - Participation agreement dated September 30, 1999,
                     pursuant to equipment financing agreement dated September 30, 1999.


            (b)  Reports on Form 8-K

                   None.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


      HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                     (Registrant)



DATE:  November 12, 1999         BY:    /s/ Bernard A. Girod
                                      -------------------------------
                                        Bernard A. Girod
                                        Chief Executive Officer


DATE:  November 12, 1999         BY:    /s/ Frank Meredith
                                      -------------------------------
                                        Frank Meredith
                                        Vice President of Finance
                                        and Administration, Chief
                                        Financial Officer and
                                        Secretary