Form 10-Q
period 1999-12-31
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2000-02-10
CIK 800459

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                 Quarterly Report under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                   For Quarter Ended:  December 31, 1999

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


17,173,649 shares of Common Stock, $.01 par value, at January 31, 2000.

              HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                            AND SUBSIDIARIES

                                  INDEX


PART I.  FINANCIAL INFORMATION                                PAGE NO.

Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets -
       December 31, 1999 and June 30, 1999                        3

   Condensed Consolidated Statements of Operations -
       Three and six months ended December 31, 1999 and 1998      4

   Condensed Consolidated Statements of Cash Flows -
       Six months ended December 31, 1999 and 1998                5

   Notes to Condensed Consolidated Financial Statements           6-10

Item 2.  Management's Discussion and Analysis of the
 Results of Operations and Financial Condition                    11-14


PART II.  OTHER INFORMATION                                       15


SIGNATURES                                                        16

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
            HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                        DECEMBER 31, 1999 AND JUNE 30, 1999
                        (000s omitted except per share amounts)

                                                         12/31/99                 06/30/99
                                                       --------------           --------------
ASSETS
Current assets
   Cash and cash equivalents                           $      7,106                    2,963
   Receivables (less allowance for doubtful
      accounts of $10,408 at December 31,
      1999 and $ 8,732 at June 30, 1999)                    313,892                  303,371
   Inventories                                              287,156                  280,115
   Other current assets                                      57,669                   60,160
                                                       --------------           --------------
Total current assets                                        665,823                  646,609
                                                       --------------           --------------
Property, plant and equipment, net                          236,976                  241,063
Excess of cost over fair value of assets
   acquired, net                                            151,664                  140,824
Other assets                                                 41,221                   37,259
                                                       --------------           --------------
Total assets                                             $1,095,684                1,065,755
                                                       --------------           --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Short-term borrowings                                 $   14,241                   19,411
   Current portion of long-term debt                          9,991                   11,750
   Accounts payable                                         127,377                  120,116
   Accrued liabilities                                      141,146                  135,544
                                                       --------------           --------------
Total current liabilities                                   292,755                  286,821
                                                       --------------           --------------
Borrowings under revolving credit
   facility                                                  62,575                   34,375
Senior long-term debt                                       243,663                  246,039
Other non-current liabilities                                30,210                   29,585
Minority interest                                               866                      748
Shareholders' equity
   Common stock, $.01 par value                                 187                      187
   Additional paid-in capital                               291,249                  290,873
   Accumulated foreign currency
      translation adjustments                               (44,558)                 (41,885)
   Retained earnings                                        278,459                  252,989
   Less common stock held in treasury                       (59,722)                 (33,977)
                                                       --------------           --------------
Total shareholders' equity                                  465,615                  468,187
                                                       --------------           --------------
Total liabilities and shareholders' equity               $1,095,684                1,065,755
                                                       --------------           --------------

See accompanying Notes to Condensed Consolidated Financial Statements.

         HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                   (000s omitted except per share amounts)

                                             Three Months Ended                  Six Months Ended
                                                December 31,                       December 31,
                                            1999            1998               1999           1998
                                       ------------   ------------         ------------    ------------
Net sales                              $   450,826        387,518              807,599         703,414
Cost of sales                              324,335        303,071              584,865         535,232
                                       ------------   ------------         ------------    ------------
Gross profit                               126,491         84,447              222,734         168,182
Selling, general and
    administrative expenses                 88,937         84,750              172,863         150,156
Plant closures and severance                    --         17,010                   --          17,010
Asset impairment                                --         20,054                   --          20,054
                                       ------------   ------------         ------------    ------------
Operating income (loss)                     37,554        (37,367)              49,871         (19,038)
Other expense
   Interest expense                          5,077          6,054                9,707          11,987
   Miscellaneous, net                          381            872                  975             962
                                       ------------   ------------         ------------    ------------

Income (loss) before income taxes           32,096        (44,293)              39,189         (31,987)
Income tax expense (benefit)                 9,789        (13,731)              11,988          (9,916)
                                       ------------   ------------         ------------    ------------
Net income (loss)                      $    22,307        (30,562)              27,201         (22,071)
                                       ------------   ------------         ------------    ------------


Basic earnings (loss) per share        $      1.30          (1.73)                1.57           (1.22)
                                       ------------   ------------         ------------    ------------
Diluted earnings (loss) per share      $      1.28          (1.73)                1.55           (1.22)
                                       ------------   ------------         ------------    ------------

Weighted average shares
    outstanding - basic                     17,193         17,701               17,333          18,076
                                       ------------   ------------         ------------    ------------
Weighted average shares
    outstanding - diluted                   17,474         17,701               17,584          18,076
                                       ------------   ------------         ------------    ------------




See accompanying Notes to Condensed Consolidated Financial Statements.

         HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                ($000s omitted)

                                                        1999                1998
                                                    ------------       ------------
Cash flows from operating activities:
   Net income (loss)                                $    27,201            (22,071)
Adjustments to reconcile net income to net cash
   used in operating activities:
   Depreciation                                          27,563             29,907
   Amortization of intangible assets                      3,502              3,567
   Special charges, net of cash paid                         --             63,318
Changes in assets and liabilities:
 (Increase) decrease in:
   Receivables                                          (10,314)            (4,821)
   Inventories                                           (7,041)           (48,379)
   Other current assets                                   2,496             (7,249)
Decrease in:
   Accounts payable                                       6,960            (20,820)
   Accrued liabilities                                    5,061            (38,047)
                                                    ------------       ------------
Net cash provided by (used in) operating activities $    55,428            (44,595)
                                                    ------------       ------------
Cash flows from investing activities:
   Payment for purchase of companies,
        net of cash acquired                        $   (11,691)                 --
   Proceeds from disposition of assets                    7,134                  --
   Loan collections                                       2,670                  --
   Capital expenditures                                 (33,846)            (32,433)
   Other items, net                                      (2,954)             (5,274)
                                                    ------------       -------------
Net cash used in investing activities               $   (38,687)            (37,707)
                                                    ------------       -------------
Cash flows from financing activities:
   Borrowings on (repayments of) lines of credit    $    (4,773)              1,507
   Net proceeds from long-term debt                      19,275             107,306
   Shares repurchases                                   (25,745)            (33,778)
   Dividends paid to shareholders                        (1,731)             (1,817)
   Proceeds from exercise of stock options                  376                 626
                                                    ------------       -------------
Net cash provided by (used in) financing activities $   (12,598)             73,844
                                                    ------------       -------------
Net increase (decrease) in cash and
   cash equivalents                                       4,143              (8,458)
Cash and cash equivalents
   at beginning of period                                 2,963              16,204
                                                    ------------       -------------
Cash and cash equivalents at end of period          $     7,106               7,746
                                                    ------------       -------------
Supplemental disclosures of cash flow information:
   Interest paid                                    $     9,678              13,336
   Income taxes paid                                      5,283               3,712

Supplemental disclosures of cash flow information:
   Fair value of assets acquired                    $    21,549                  --
   Payment for purchase of company                       11,691                  --
                                                    ------------       -------------
   Liabilities assumed                              $     9,858                  --
                                                    ------------       -------------

See accompanying Notes to Condensed Consolidated Financial Statements.

             HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                         AND SUBSIDIARIES
          Notes to Condensed Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

The Company's Condensed Consolidated Financial Statements as of December 31, 1999, and for the three and six months ended
December 31, 1999 and 1998, have not been audited by the Company's independent auditors; however, in the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company and subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for the periods presented.

Where necessary, prior years' information has been reclassified to conform to the current year consolidated financial statement presentation.

These financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended
June 30, 1999.

The results of operations for the three and six months ended
December 31, 1999, are not necessarily indicative of the results to be expected for the full year.

NOTE B - COMPREHENSIVE INCOME

Comprehensive income and its components for the three and six months ended December 31, 1999 and 1998 are presented below.

                                            Three months Ended             Six months Ended
                                                December 31,                 December 31,
(Dollars in thousands)                      1999          1998           1999           1998
                                        -----------    -----------   -----------    -----------
Net income (loss)                       $   22,307        (30,562)      27,201        (22,071)
Foreign currency
  translation adjustments                  (10,524)        (1,392)      (2,673)         7,517
                                        -----------    -----------   -----------    ----------
Total comprehensive income (loss)       $   11,783        (31,954)      24,528        (14,554)
                                        -----------    -----------   -----------    ----------

                HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                            AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (continued)


NOTE C - EARNINGS PER SHARE INFORMATION

                                              Three Months Ended December 31,
                                             1999                       1998
                                     --------------------       --------------------
(000's omitted
except per share amounts )             Basic     Diluted         Basic       Diluted
                                     --------    --------       --------     --------
Net income (loss)                    $ 22,307     22,307        (30,562)     (30,562)
                                     --------    --------       --------     --------
Weighted average shares
    outstanding                        17,193     17,193         17,701       17,701
Employee stock options                     --        281             --           --
                                     --------    --------       --------     --------
Total weighted average
    shares outstanding                 17,193     17,474         17,701       17,701
                                     --------    --------       --------     --------


Earnings (loss) per share            $   1.30       1.28         (1.73)        (1.73)
                                     --------    --------       --------     --------

                                              Six Months Ended December 31,
                                             1999                      1998
                                     --------------------       ---------------------
(000's omitted
except per share amounts )             Basic     Diluted         Basic      Diluted
                                     --------    --------       --------    --------
Net income (loss)                    $ 27,201      27,201       (22,071)    (22,071)
                                     --------    --------       --------    --------
Weighted average shares
    outstanding                        17,333      17,333        18,076       18,076
Employee stock options                     --         251            --           --
                                     --------    --------       --------    --------
Total weighted average
    shares outstanding                 17,333      17,584         18,076      18,076
                                     --------    --------       --------    --------


Earnings (loss) per share            $   1.57        1.55         (1.22)      (1.22)
                                     --------    --------       --------    --------

Employee stock options have been excluded from the net loss per share calculation for the three and six months ended December 31, 1998, because their effect would be anti-dilutive.

NOTE D - RESTRUCTURING

In last year's second quarter, the Company implemented a restructuring program designed to improve the profitability of the consumer business and other operations. The Company implemented a program to:
(1) re-align the consumer audio dealer and distribution structure to strengthen the positioning of our various brands, (2) significantly reduce the number of marginally profitable product lines, and
(3) significantly reduce overhead as a result of weakening consumer market conditions. The Company also implemented overhead reduction programs and eliminated product lines in certain professional businesses. These actions resulted in pretax charges totaling $66.4 million.
The components of the charges and costs incurred through December 31, 1999 are shown below.

                                                             Charges to
                                             Charges to        Reserves
                                               Reserves      Six months
                                 Original       Through           Ended        Remaining
($ in millions)                 Provision     June 1999        Dec 1999          Balance
                               -----------  ------------   --------------  --------------
Plant closures
      and severance            $     17.0          14.7              1.3            1.0
Asset impairment                     20.0          18.7              1.2            0.1
Inventories                          24.3          11.9              4.5            7.9
Other                                 5.1           5.1               --            0.0
                               -----------  ------------   --------------  --------------
    Total                      $     66.4          50.4              7.0            9.0
                               -----------  ------------   --------------  --------------

The remaining inventory reserves primarily relate to raw materials inventory formerly held at the company's El Paso facility.
This inventory is now being converted to finished goods under contract with an Asian manufacturer.

               HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                           AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (continued)

NOTE E - SEGMENTATION

The Company is engaged in the design, manufacture and marketing of high fidelity audio products. Our businesses are organized based on the end-user markets served - consumer and professional.

The Consumer Systems Group manufactures loudspeakers and electronics for high fidelity audio and video reproduction in the home, with computers and in vehicles. Home applications include two-channel audio, multi-channel audio/video and personal computer audio. Vehicle applications include audio, video, navigation and multi-media. Consumer products are marketed under brand names including JBL, Harman Kardon, Infinity, Becker, Revel, Mark Levinson and Proceed.

The Professional Group manufactures loudspeakers and electronics used by audio professionals in concert halls, cinemas, recording studios, broadcasting operations and live music events. Professional products are marketed worldwide under brand names including JBL, AKG, Studer, Lexicon, Soundcraft, DOD, Digitech and dbx.

The following table reports external sales and operating income by segment for the three and six months ended December 31, 1999.

                                                   Three Months Ended                  Six Months Ended
                                                       December 31,                      December 31,
($000s omitted)                                  1999             1998             1999             1998
                                             ------------     ------------     ------------     ------------
Net sales:
     Consumer Systems Group                  $   332,181          283,648          586,694          501,479
     Professional Group                          118,645          103,917          220,905          201,902
     Other                                            --              (47)              --               33
                                             ------------     ------------     ------------     ------------
                 Total                       $   450,826          387,518          807,599          703,414
                                             ------------     ------------     ------------     ------------
Operating income:
     Consumer Systems Group                  $    34,104           27,406           46,062           40,939
     Professional Group                            7,704            2,756           10,423            6,817
     Other                                        (4,254)          (1,083)          (6,614)            (348)
     Restructuring charges                            --          (66,446)              --          (66,446)
                                             ------------     ------------     ------------     ------------
                 Total                       $    37,554          (37,367)          49,871          (19,038)
                                             ------------     ------------     ------------     ------------

Other operating income (loss) is primarily comprised of corporate expenses less subsidiary allocations.

              HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                           AND SUBSIDIARIES
      Notes to Condensed Consolidated Financial Statements (continued)

NOTE F - INVENTORIES

Inventories consist of the following:

                                        December 31,         June 30,
($000's omitted)                           1999               1999
                                       --------------     -------------
Finished goods and inventory
       purchased for resale            $     136,443           138,007
Work in process                               36,287            37,317
Raw materials and supplies                   114,426           104,791
                                       --------------     -------------
Total inventories                      $     287,156           280,115
                                       --------------     -------------


NOTE G - ACQUISITIONS

In December 1999, the Company acquired Innovative Systems GmbH (IS), a leading developer of route guidance, positioning and navigation systems software located in Hamburg, Germany. The acquisition was recorded using the purchase method of accounting. The acquisition of IS was not material to the consolidated financial statements.

               HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                            AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  RESULTS OF OPERATIONS
  ---------------------

COMPARISON OF THE THREE AND SIX MONTH PERIODS ENDED
DECEMBER 31, 1999 AND 1998

Net sales for the second quarter ended December 31, 1999 increased 16 percent to $450.8 million. Excluding currency effects, sales increased 21 percent. For the first half of the year, sales increased 15 percent to $807.6 million. Excluding currency effects, sales increased 19 percent.

The Consumer Systems Group reported sales of $332.2 million for the quarter, an increase of 17 percent over the prior year. Sales to consumer audio dealers and distributors exceeded last year's, reflecting higher sales in North America partially offset by lower international sales driven by the continuing international dealer destocking program. Sales to the automakers increased. Strong growth in Infinity audio system shipments for the Dodge trucks and Chrysler's family of minivans and higher volumes with Mitsubishi and Toyota contributed in North America and Asia. In Europe, increased sales volume was driven by the introduction of navigation systems in Mercedes Benz vehicles and robust aftermarket activity in Becker radios and navigation systems. Sales to personal computer manufacturers more than tripled in the quarter and were almost 500 percent above last year's first half. The increases reflect higher shipments of Harman Kardon systems to Dell and Apple and higher shipments of JBL systems to Compaq.

The Professional Group reported sales of $118.6 million for
the quarter, a 14 percent increase over the prior year.
JBL Professional, AKG and Harman Music Group all reported
strong sales.   Driven by significant growth in transducer
shipments to Qualcomm, Nokia and Mercedes for hands-free and wireless telephones, AKG sales rose 37 percent.

Special charges totaling $24.3 million were recorded as cost of sales in last year's second quarter to reduce the carrying value of discontinued product lines. Excluding these charges, gross profit margin was 28.1 percent ($108.7 million) in the second quarter and 27.4 percent ($192.4 million) in the first half last year. This year, gross profit margin was 28.1 percent ($126.5 million) for the second quarter and 27.6 percent ($222.7 million) for the first half.

Consumer Systems Group margins approximated the prior year, reflecting increased factory leverage in our automotive businesses offset by a higher percentage of personal computer audio sales in the mix and the effects of the international destocking program, which resulted in lower factory overhead absorption. Professional Group margins increased, led by JBL Professional and AKG.

Selling, general and administrative expenses increased in the second quarter and the first half due to overall sales growth and engineering and capital outlays required to fulfill future automotive and personal computer contracts.
The beginning of a significant new program was announced in January 2000 when Lexus introduced its 2001 LS430 at the Detroit Auto show. The 2001 LS430 will feature an advanced digital audio system bearing our Mark Levinson brand name.

Operating income as a percentage of sales was 8.3 percent
($37.6 million) for the second quarter and 6.2 percent
($49.9 million) for the first half ended December 31, 1999.
Last year, operating loss as a percent of sales was
9.6 percent ($37.4 million) for the second quarter and
2.7 percent ($19.0 million) for the first half. Excluding restructuring charges, operating income as a percent of sales was 7.5 percent ($29.1 million) for the second quarter and 6.7 percent ($47.4 million) for the first half last year. Operating income increased due to higher sales and margins.

Interest expense for the three months ended December 31, 1999 was $5.1 million compared to $6.1 million in the same quarter last year. For the six months ended December 31, 1999, interest expense was $9.7 million, down from $12.0 million last year. Interest expense declined due to lower borrowings. Average borrowings outstanding were $343.9 million for the second quarter of fiscal 2000 and $339.2 million for the first half, compared to $435.9 million and $398.7 million, respectively, for the same periods in the prior year.

The weighted average interest rate on borrowings was
5.9 percent for the second quarter and 5.7 percent for the six months ended December 31, 1999. The weighted average interest rates for the comparable periods in the prior year were 5.6 percent and 6.0 percent, respectively.

Income before income taxes for the second quarter was $32.1 million, compared to a loss of $44.3 million in the prior year. For the six months ended December 31, 1999, income before taxes was $39.2 million compared to a loss of $32.0 million in the same period last year.

The effective tax rate for the three and six months ended December 31, 1999, was 31 percent, equal to the rate reported for the same periods last year. The effective tax rates were below the U.S. statutory rate due to utilization of tax credits, realization of certain tax benefits for United States exports and the utilization of tax loss carryforwards at certain foreign subsidiaries. The Company calculates its effective tax rate based upon its current estimate of annual results.

Net income for the three months ended December 31, 1999 was $22.3 million, compared to a net loss of $30.6 million in the prior year. Net income for the six months ended
December 31, 1999 was $27.2 million, compared to a net loss of $22.1 million in the prior year.

Basic earnings per share for the three months ended
December 31, 1999 were $1.30, and diluted earnings per share were $1.28. In the same period last year, basic and diluted loss per share were $1.73.

Basic earnings per share for the six months ended
December 31, 1999 were $1.57, and diluted earnings per share were $1.55. For the six months last year, basic and diluted loss per share were $1.22.

Excluding the restructuring charge of $66.4 million
($45.9 million after-tax), net income last year was $15.3 million, equal to $0.86 per share, in the second quarter, and $23.8 million, equal to $1.30 per share, in the first half.

  FINANCIAL CONDITION
  -------------------

Net working capital at December 31, 1999 was $373.1 million, compared with $359.8 million at June 30, 1999. The working capital increase was primarily due to higher receivables and inventory balances at December compared to June. Receivables increased due to sales growth. Inventories were higher due to increases in safety stocks associated with the Year 2000 transition.

The Company continued its common stock repurchase program.
In the first half of fiscal 2000, the Company acquired and placed in treasury 602,100 shares of its common stock at a cost of $25.7 million.

Borrowings under the revolving credit facility at December 31, 1999 were $67.8 million, comprised of swing line borrowings of $5.2 million, which were included in short-term borrowings, and competitive advance borrowings and revolving credit borrowings of $62.6 million. Borrowings under the revolving credit facility at June 30, 1999 were $41.2 million, comprised of swing line borrowings of $6.8 million and competitive advance borrowings and revolving credit borrowings of $34.4 million. Borrowings under the revolving credit facility increased due to capital expenditures and the IS acquisition, offset by strong positive operating cash flows.

In September 1999, the Company put in place a $90 million equipment financing line to fund capital additions at operating subsidiaries. As of December 31, 1999,
$19.2 million of capital additions had been funded under this line.

  YEAR 2000
  ---------

The Company did not experience any significant disruptions in its operating or business systems during the transition from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any impact to its ongoing business as a result of the "Year 2000 issue." It is possible that disruptions could still occur at suppliers or customers. However, the Company is not aware of any significant Year 2000 problems that have arisen for its customers or suppliers, and it does not believe future problems are likely to occur.



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

Item 5.     Other Information

            None.

Item 6.     Exhibits and Reports on Form 8-K

            (a) Exhibits required by Item 601 of Regulation S-K

            None.

            (b)  Reports on Form 8-K

                   Form 8-K, dated December 13, 1999, filed on December 16, 1999, containing the following items:
                   Item 5. Stockholders Rights agreement

                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                    (Registrant)



DATE:  February 11, 2000       BY:   /s/ Bernard A. Girod
                                     -------------------------------
                                     Bernard A. Girod
                                     Chief Executive Officer


DATE:  February 11, 2000        BY:  /s/ Frank Meredith
                                     -------------------------------
                                     Frank Meredith
                                     Vice President of Finance
                                     and Administration, Chief
                                     Financial Officer and
                                     Secretary