Form 10-Q
period 2000-03-31
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2000-05-12
CIK 800459

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                   Quarterly Report under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                      For Quarter Ended:  March 31, 2000

                        Commission File Number:  1-9764

                 HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
-------------------------------------------------------------------------------
 (Exact name of registrant as specified in its charter)

           DELAWARE                                      11-2534306
----------------------------------       ---------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

              1101 PENNSYLVANIA AVENUE, NW  WASHINGTON, D.C. 20004
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip code)

                                  (202) 393-1101
                ----------------------------------------------------
                (Registrant's telephone number, including area code)

                                  NOT APPLICABLE
                ----------------------------------------------------
                (Former name, former address and former fiscal year, if changed since last report)

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

17,079,274 shares of Common Stock, $.01 par value, at April 30, 2000.

              HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                           AND SUBSIDIARIES

                 INDEX


PART I.  FINANCIAL INFORMATION                                  PAGE NO.

Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets -
      March 31, 2000 and June 30, 1999                                3

    Condensed Consolidated Statements of Operations -
      Three and nine months ended March 31, 2000 and 1999             4

    Condensed Consolidated Statements of Cash Flows -
      Nine months ended March 31, 2000 and 1999                       5

    Notes to Condensed Consolidated Financial Statements           6-10

Item 2. Management's Discussion and Analysis of the
        Results of Operations and Financial Condition             11-14


PART II.  OTHER INFORMATION                                          15

SIGNATURES                                                           16

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
         CONDENSED CONSOLIDATED BALANCE SHEETS
           MARCH 31, 2000 AND JUNE 30, 1999
       (000s omitted except per share amounts)

ASSETS                                                  03/31/00            06/30/99
                                                     --------------      --------------
Current assets
   Cash and cash equivalents                         $       6,306               2,963
   Receivables (less allowance for doubtful
      accounts of $10,677 at March 31,
      2000 and $8,732 at June 30, 1999)                    317,777             303,371
   Inventories                                             303,604             280,115
   Other current assets                                     47,644              60,160
                                                     --------------      --------------
Total current assets                                       675,331             646,609
                                                     --------------      --------------
Property, plant and equipment, net                         244,502             241,063
Excess of cost over fair value of assets
   acquired, net                                           162,937             140,824
Other assets                                                40,751              37,259
                                                     --------------      --------------
Total assets                                         $   1,123,521           1,065,755
                                                     --------------      --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Short-term borrowings                                 $   9,652              19,411
   Current portion of long-term debt                         9,455              11,750
   Accounts payable                                        133,120             120,116
   Accrued liabilities                                     161,372             135,544
                                                     --------------      --------------
Total current liabilities                                  313,599             286,821
                                                     --------------      --------------
Borrowings under revolving credit
   facility                                                 69,141              34,375
Senior long-term debt                                      237,131             246,039
Other non-current liabilities                               29,409              29,585
Minority interest                                              829                 748
Shareholders' equity
    Common stock, $.01 par value                               188                 187
    Additional paid-in capital                             292,257             290,873
    Other comprehensive income (loss):
         Cumulative translation adjustment                 (52,777)            (41,885)
    Retained earnings                                      299,917             252,989
    Less common stock held in treasury                     (66,173)            (33,977)
                                                     --------------      --------------
Total shareholders' equity                                 473,412             468,187
                                                     --------------      --------------
Total liabilities and shareholders' equity           $   1,123,521           1,065,755
                                                     --------------      --------------

See accompanying Notes to Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2000 AND 1999
         (000s omitted except per share amounts)

                                                         Three Months Ended                Nine Months Ended
                                                             March 31,                         March 31,
                                                        2000           1999               2000           1999
                                                     ----------     ----------         ----------     -----------

Net sales                                            $  423,931        374,904          1,231,530       1,078,318
Cost of sales                                           299,752        269,943            884,617         805,175
                                                     ----------     ----------         ----------     -----------
Gross profit                                            124,179        104,961            346,913         273,143

Selling, general and administrative                      87,335         80,581            260,198         230,737
Plant closures and severance                                 --             --                 --          17,010
Asset impairment                                             --             --                 --          20,054
                                                     ----------     ----------         ----------     -----------
Operating income                                         36,844         24,380             86,715           5,342
Other expense:
  Interest expense                                        4,917          6,724             14,624          18,711
  Miscellaneous, net                                        489           (403)             1,464             559
                                                     ----------     ----------         ----------     -----------

Income (loss) before income taxes                        31,438         18,059             70,627         (13,928)
Income tax expense (benefit)                              9,121          5,242             21,109          (4,674)
                                                     ----------     ----------         ----------     -----------
Net income (loss)                                    $   22,317         12,817             49,518          (9,254)
                                                     ----------     ----------         ----------     -----------


Basic earnings (loss) per share                      $     1.30           0.72               2.87           (0.52)
                                                     ----------     ----------         ----------     -----------

Diluted earnings (loss) per share                    $     1.26           0.72               2.81           (0.52)
                                                     ----------     ----------         ----------     -----------

Weighted average shares
    outstanding - basic                                  17,166         17,704             17,275          17,954
                                                     ----------     ----------         ----------     -----------
Weighted average shares
    outstanding - diluted                                17,732         17,857             17,636          17,954
                                                     ----------     ----------         ----------     -----------






See accompanying Notes to Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                     ($000s omitted)

                                                                 2000                 1999
                                                            -------------        -------------
Cash flows from operating activities:
   Net income (loss)                                        $     49,518               (9,254)
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation                                                   41,042               41,967
   Amortization of intangible assets                               6,175                5,274
   Special charges, net of cash paid                                 ---               61,136
Changes in working capital, net of acquisition/
   disposition effects:
(Increase) decrease in:
   Receivables                                                    (4,210)              (1,212)
   Inventories                                                   (11,774)             (34,352)
   Other current assets                                           12,648               (1,081)
Increase (decrease) in:
   Accounts payable                                                8,239              (20,582)
   Accrued liabilities                                            16,886              (29,886)
                                                            -------------        -------------
Net cash provided by operating activities                   $    118,524               12,010
                                                            -------------        -------------
Cash flows from investing activities:
   Payment for purchase of companies,
     net of cash acquired                                   $    (49,683)                (568)
   Net proceeds from disposition of assets                         7,134                  ---
   Capital expenditures                                          (48,426)             (53,823)
   Issuance of loans, net                                         (1,964)             (16,240)
   Other items, net                                                1,748                1,654
                                                            -------------        -------------
Net cash used in investing activities                       $    (91,191)             (68,977)
                                                            -------------        -------------
Cash flows from financing activities:
   Borrowings on (repayments of) lines of credit            $     (9,362)                 420
   Net proceeds from issuance of  long-term debt                  18,773               81,551
   Repurchase of common stock                                    (32,196)             (33,977)
   Dividends paid to shareholders                                 (2,590)              (2,702)
   Proceeds from exercise of stock options                         1,385                  823
                                                            -------------        -------------
Net cash flow (used in) provided by
        financing activities                                $    (23,990)              46,115
                                                            -------------        -------------
Net increase (decrease) in cash and
   cash equivalents                                                3,343              (10,852)
Cash and cash equivalents
   at beginning of period                                          2,963               16,204
                                                            -------------        -------------
Cash and cash equivalents at end of period                  $      6,306                5,352
                                                            -------------        -------------
Supplemental disclosures of cash flow information:
   Interest paid                                            $     17,348               21,697
   Income taxes paid                                        $     12,105                3,823
Supplemental schedule of non-cash
   investing activities:
   Fair value of assets acquired                            $     68,084                1,672
   Cash paid for the assets                                       49,683                  568
                                                            -------------        -------------
   Liabilities assumed                                      $     18,401                1,104
                                                            -------------        -------------

See accompanying Notes to Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
               AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

The Company's Condensed Consolidated Financial Statements as of
March 31, 2000, and for the three and nine months ended March 31, 2000 and 1999, have not been audited by the Company's independent auditors; however, in the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company and subsidiaries as of March 31, 2000 and the results of their operations and their cash flows for the periods presented.

Where necessary, prior years' information has been reclassified to conform to the current year consolidated financial statement presentation.

These financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended June
30, 1999.

The results of operations for the three and nine months ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year.


NOTE B - COMPREHENSIVE INCOME

Comprehensive income and its components for the three and nine months ended March 31, 2000 and 1999 are presented below.

                                                   Three Months Ended              Nine Months Ended
                                                        March 31,                       March 31,
(Dollars in thousands)                            2000            1999            2000            1999
                                              ------------    ------------    ------------     -----------
Net income (loss)                             $    22,317          12,817          49,518          (9,254)
Foreign currency
translation adjustments                            (8,219)        (12,038)        (10,892)         (4,521)
                                              ------------    ------------    ------------     -----------
Total comprehensive income (loss)             $    14,098             779          38,626         (13,775)
                                              ------------    ------------    ------------     -----------

 HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
               AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE C - EARNINGS PER SHARE INFORMATION

                                                          Three Months Ended March 31,
                                                        2000                        1999
                                               ---------------------       ----------------------
(000's omitted except per share amounts)         Basic      Diluted          Basic       Diluted
                                               ---------   ---------       ---------    ---------
Net income                                     $  22,317      22,317          12,817       12,817
                                               ---------   ---------       ---------    ---------
Weighted average shares
        outstanding                               17,166      17,166          17,704       17,704
Employee stock options                                --         566              --          153
                                               ---------   ---------       ---------    ---------
Total weighted average
        shares outstanding                        17,166      17,732          17,704       17,857
                                               ---------   ---------       ---------    ---------
Earnings per share                             $    1.30        1.26            0.72         0.72
                                               ---------   ---------       ---------    ---------

                                                           Nine Months Ended March 31,
                                                       2000                         1999
                                               ---------------------       -----------------------
(000's omitted except per share amounts)         Basic      Diluted          Basic        Diluted
                                               ---------   ---------       ---------     ---------
Net income (loss)                              $  49,518      49,518          (9,254)       (9,254)
                                               ---------   ---------       ---------     ---------
Weighted average shares
      outstanding                                 17,275      17,275          17,954        17,954
Employee stock options                                --         361              --            --
                                               ---------   ---------       ---------     ---------
Total weighted average
      shares outstanding                          17,275      17,636          17,954        17,954
                                               ---------   ---------       ---------     ---------
Earnings (loss) per share                      $    2.87        2.81           (0.52)        (0.52)
                                               ---------   ---------       ---------     ---------


Employee stock options have been excluded from the net loss per share calculation for the nine months ended March 31, 1999, because their effect would be anti-dilutive.

  HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE D - RESTRUCTURING

In last year's second quarter, the Company implemented a restructuring program designed to improve the profitability of the consumer business and other operations. The Company implemented a program to:
(1) realign the consumer audio dealer and distribution structure to strengthen the positioning of our various brands, (2) significantly reduce the number of marginally profitable product lines, and
(3) significantly reduce overhead as a result of weakening consumer market conditions. The Company also implemented overhead reduction programs and eliminated product lines in certain professional businesses. These actions resulted in pretax charges totaling $66.4 million. The components of the charges and costs incurred through March 31, 2000 are shown below:

                                                     Charges to
                                       Charges to     Reserves
                                        Reserves     Nine Months
                         Original       Through        Ended          Remaining
($ in millions)         Provision      June 1999     March 2000        Balance
                        ---------      ---------     ----------       ---------
Plant closures
    and severance       $   17.0           14.7            1.5             0.8
Asset impairment            20.0           18.7            1.2             0.1
Inventories                 24.3           11.9           11.4             1.0
Other                        5.1            5.1            0.0             0.0
                        ---------      ---------     ----------       ---------
    Total               $   66.4           50.4           14.1             1.9
                        ---------      ---------     ----------       ---------


  HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
               AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE E - SEGMENTATION

The Company is engaged in the design, manufacture and marketing of high fidelity audio products. Our businesses are organized based on the end-user markets served - consumer and professional.

The Consumer Systems Group manufactures loudspeakers and electronics for high fidelity audio and video reproduction in the home, with computers and in vehicles. Home applications include two channel audio, multi-channel audio/video and personal computer audio. Vehicle applications include audio, video, navigation and multi-media. Consumer products are marketed under brand names including JBL, Harman Kardon, Infinity, Becker, Revel, Mark Levinson and Proceed.

The Professional Group manufactures loudspeakers and electronics used by audio professionals in concert halls, cinemas, recording studios, broadcasting operations and live music events. Professional products are marketed worldwide under brand names including JBL, AKG, Lexicon, Soundcraft, Studer, DOD, Crown, Digitech and dbx.

The following table reports external sales and operating income by segment:

                                         Three Months Ended                 Nine Months Ended
                                              March 31,                         March 31,
($000s omitted)                         2000            1999              2000             1999
                                    ------------     ------------     ------------     ------------
Net sales:
     Consumer Systems Group         $   308,775          272,033          895,469          773,512
     Professional Group                 115,156          102,871          336,061          304,773
     Other                                   --               --               --               33
                                    ------------     ------------     ------------     ------------
                 Total              $   423,931          374,904        1,231,530        1,078,318
                                    ------------     ------------     ------------     ------------
Operating income:
     Consumer Systems Group         $    30,098           23,232           76,160           64,171
     Professional Group                  10,195            4,081           20,618           10,898
     Other                               (3,449)          (2,933)         (10,063)          (3,281)
     Restructuring charges                   --               --               --          (66,446)
                                    ------------     ------------     ------------     ------------
                 Total              $    36,844           24,380           86,715            5,342
                                    ------------     ------------     ------------     ------------

Other operating income (loss) is primarily comprised of corporate expenses net of subsidiary allocations.

  HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
              AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE F - INVENTORIES

Inventories consist of the following:

                                               March 31,                  June 30,
($000's omitted)                                2000                        1999
                                           --------------              --------------
Finished goods and inventory
       purchased for resale                $     136,195                     138,007
Work in process                                   39,118                      37,317
Raw materials and supplies                       128,291                     104,791
                                           --------------              --------------
Total inventories                          $     303,604                     280,115
                                           --------------              --------------

NOTE G - ACQUISITIONS

In December 1999, the Company acquired Innovative Systems GmbH
(IS), a leading developer of route guidance, positioning and navigation systems software located in Hamburg, Germany. The acquisition was recorded using the purchase method of accounting. The acquisition of IS was not material to the consolidated financial statements.


In March 2000, the Company acquired Crown International (Crown), a leading manufacturer of professional amplifiers located in Elkhart, Indiana. The acquisition was recorded using the purchase method of accounting. The acquisition of Crown was not material to the consolidated financial statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
              AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
---------------------

COMPARISON OF THE THREE AND NINE MONTH PERIODS ENDED
MARCH 31, 2000 AND 1999

Net sales for the third quarter ended March 31, 2000 increased 13 percent to $423.9 million. Sales in the third quarter last year totaled $374.9 million. Exclusive of currency effects, sales rose 19 percent in the quarter. For the nine months ended March 31, 2000, sales rose 14 percent to $1.232 billion. Sales in the same period last year totaled $1.078 billion. Exclusive of currency effects, sales increased 19 percent for the first nine months.

The Consumer Systems Group reported sales of $308.8 million for the quarter, an increase of 14 percent over the prior year. Operating income increased 30 percent to $30.1 million. Sales to consumer audio dealers and distributors approximated last year's, reflecting higher sales in North America offset by lower international sales due to continuing efforts to reduce inventories in international distribution channels. Sales to the automakers increased over the prior year. Higher shipments of premium branded audio systems to Mitsubishi and Toyota contributed to the growth. In Europe, Becker reported strong growth due to the introduction of navigation systems in Mercedes Benz vehicles and robust aftermarket activity in Becker navigation systems. Sales to personal computer manufacturers more than doubled in the quarter, reflecting higher shipments of Harman Kardon systems to Dell and Apple and higher shipments of JBL systems to Compaq.

The Consumer Systems Group reported a 16 percent increase in sales for the nine months ended March 31, 2000. Sales totaled $895.5 million, compared to $773.5 million in the same period last year. Operating income excluding restructuring charges increased 19 percent to $76.2 million. Sales to consumer audio dealers and distributors increased slightly, driven by higher sales in North America offset by lower international sales due to the continuing international dealer destocking program. Sales to the automakers increased over last year. Higher shipments of Infinity audio systems to Chrysler and Mitsubishi and increases in our JBL branded audio system business with Toyota contributed to the growth. In Europe, Becker reported vigorous growth due to the introduction of navigation systems in Mercedes Benz vehicles and accelerating navigation system sales to aftermarket dealers. Sales to personal computer manufacturers more than tripled in the period, resulting from higher shipments of Harman Kardon systems to Dell and Apple and increased JBL system shipments to Compaq.

The Professional Group reported sales of $115.2 million for the quarter, a 12 percent increase over the prior year. Operating income more than doubled to $10.2 million. Virtually all of our professional audio brands reported solid sales growth in the quarter. Driven by significant growth in transducer shipments to Kyocera, Nokia and Mercedes Benz for hands-free and wireless telephones, AKG sales rose 26 percent.

The Professional Group reported a 10 percent increase in sales for the nine months ended March 31, 2000. Sales totaled $336.1 million, compared to $304.8 million in the same period last year. Operating income excluding restructuring charges increased 89 percent to $20.6 million. Virtually all of our professional audio brands, including AKG, JBL Professional and Lexicon, reported strong sales growth for the nine months ended March 31, 2000. AKG reported a 26 percent increase in sales for the period due to major growth in transducer shipments to Kyocera, Nokia and Mercedes Benz for hands-free and wireless telephones.

The gross profit margin for the quarter ended March 31, 2000 was 29.3 percent ($124.2 million) compared to 28.0 percent ($105.0 million) in last year's third quarter. The gross profit margin for the nine months ended March 31, 2000 was 28.2 percent ($346.9 million) compared to
25.3 percent ($273.1 million) in the previous year. Excluding charges totaling $24.3 million recorded in the quarter ended December 31, 1998, gross profit margin for the nine months ended March 31, 1999 was 27.6 percent ($297.4 million). Gross margins increased due to changes in sales mix, higher sales and improved factory leverage.

Selling, general and administrative costs were 20.6 percent of sales ($87.3 million) for the three months ended March 31, 2000, compared to 21.5 percent ($80.6 million) for the same period last year. For the nine months ended March 31, 2000, selling, general and administrative costs were 21.1 percent of sales ($260.2 million) compared to 21.4 percent ($230.7 million) for the same period last year. Through March 31, 2000, selling, general and administrative expenses have increased at rates comparable to the growth in sales.

Operating income as a percentage of sales was 8.7 percent ($36.8 million) for the quarter ended March 31, 2000, compared to 6.5 percent ($24.4 million) for the same period in the prior year. For the first nine months, operating income as a percentage of sales was 7.0 percent
($86.7 million) compared to 0.5 percent ($5.3 million) in the prior year. Excluding restructuring charges, operating income as a percent of sales for the nine months ended March last year was 6.7 percent ($71.8 million). Operating income has increased due to growth in sales and margins.

Interest expense for the three months ended March 31, 2000 was $4.9 million compared to $6.7 million in the same quarter last year. For the nine months ended March 31, 2000, interest expense was $14.6 million, compared to $18.7 million last year. Interest expense declined due to lower borrowings. Average borrowings outstanding were $319.8 million for the third quarter of fiscal 2000 and $332.3 million for the first nine months, down from $433.8 million and $408.3 million, respectively, for the same periods in the prior year. Average borrowings decreased due to strong positive operating cash flows.

The weighted average interest rate on borrowings of 6.2 percent for the third quarter and 5.9 percent for the nine months ended March 31, 2000, approximated last year's 6.2 percent and 6.1 percent for the same periods.

Income before income taxes for the third quarter was $31.4 million, compared to $18.1 million in the same period last year. For the nine months ended March 31, 2000, income before income taxes was $70.6 million, compared to a loss of $13.9 million in the same period last year.

The effective tax rate for the third quarter of fiscal 2000 was
29.0 percent, equal to the rate reported for the same period a year ago. The effective tax rate for the first nine months of fiscal 2000 was 30.0 percent compared with 33.6 percent last year. The effective tax rates were below the U.S. statutory rate due to utilization of tax credits, realization of certain tax benefits for United States exports and the utilization of tax loss carryforwards at certain foreign subsidiaries. The Company calculates its effective tax rate based upon its current estimate of annual results.

Net income for the three months ended March 31, 2000 was $22.3 million, compared to income of $12.8 million reported for the same period last year. Net income for the nine months ended March 31, 2000 was $49.5 million, compared to a net loss of $9.3 million in the prior year.

Basic earnings per share for the three months ended March 31, 2000 were $1.30, and diluted earnings per share were $1.26. In the same period last year, basic and diluted earnings per share were $0.72.

Basic earnings per share for the nine months ended March 31, 2000 were $2.87, and diluted earnings per share were $2.81. For the same period last year, basic and diluted loss per share were $0.52. Excluding the restructuring charge of $66.4 million ($45.9 million after-tax), net income last year was $36.6 million, equal to $2.04 per share, for the nine months ended March.

FINANCIAL CONDITION
---------------------------------
Net working capital at March 31, 2000 was $361.7 million, compared with $359.8 million at June 30, 1999. Working capital increased slightly due to aquisitions and sales growth.

The Company continued its common stock repurchase program.
Through the nine months ended March 31, 2000, the Company acquired and placed in treasury 712,500 shares of its common stock at a total cost of $32.2 million.

Borrowings under the revolving credit facility at March 31, 2000 were $70.3 million, comprised of swing line borrowings of $1.2 million, which were included in short term borrowings, and competitive advance borrowings and revolving credit borrowings of $69.1 million.
Borrowings under the revolving credit facility at June 30, 1999 were $41.2 million, comprised of swing line borrowings of $6.8 million and competitive advance borrowings and revolving credit borrowings of $34.4 million. Borrowings under the revolving credit facility increased due to capital expenditures and the acquisitions of IS and Crown, offset by strong positive operating cash flows.



           Except for historical information contained herein, the matters discussed are forward-looking statements which involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements, including, but not limited to, the effect of economic conditions, product demand, currency exchange rates, labor disputes, competitive products and other risks detailed in the Company's other Securities and Exchange Commission filings.

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


       HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                    (Registrant)



DATE:  May 12, 2000              BY:    /s/ Bernard A. Girod
                                       --------------------------
                                         Bernard A. Girod
                                         Chief Executive Officer


DATE:  May 12, 2000              BY:    /s/ Frank Meredith
                                       --------------------------
                                         Frank Meredith
                                         Vice President of Finance
                                         and Administration, Chief
                                         Financial Officer and
                                         Secretary