Form 10-K405
period 2000-06-30
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2000-09-11
CIK 800459

                Securities and Exchange Commission
                    Washington, D.C.  20549
                           Form 10-K

          Annual Report Pursuant to Section 13 or 15(d) of
               The Securities Exchange Act of 1934

             For the fiscal year ended June 30, 2000

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

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of August 28, 2000, was $1,172,395,623.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 16,218,782 shares of Common Stock, par value $.01 per share, as of August 28, 2000.

                 DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended June 30, 2000, are incorporated by reference in Part I,
Item 1, and Part II, Items 5, 7 and 8.

     Portions of the Registrant's definitive Proxy Statement relating to the 2000 Annual Meeting of Stockholders are incorporated by reference in
Part III, Items 10 (as related to Directors), 11, 12, and 13.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.   X

                   THIS PAGE LEFT BLANK INTENTIONALLY

TABLE OF CONTENTS

                                                          Page
PART I
Item 1.    Business......................................    5
Item 2.    Properties....................................   24
Item 3.    Legal Proceedings.............................   25
Item 4.    Submission of Matters to a Vote of
               Security Holders..........................   26
               Executive Officers of the Registrant......   26

PART II
Item 5.    Market for the Registrant's Common
               Equity and Related Stockholder
               Matters...................................   28
Item 6.    Selected Financial Data.......................   29
Item 7.    Management's Discussion and
               Analysis of Financial Condition and
               Results of Operations.....................   29
Item 7A.   Quantitative and Qualitative
               Disclosures about Market Risk...........   29
Item 8.    Consolidated Financial Statements
               and Supplementary Data....................   30
Item 9.    Disagreements on Accounting and
               Financial Disclosure.....................   30

PART III
Item 10.   Directors and Executive Officers of
               the Registrant..........................   31
Item 11.   Executive Compensation........................   31
Item 12.   Security Ownership of Certain
               Beneficial Owners and Management.31
Item 13.   Certain Relationships and Related
               Transactions............................   31

PART IV
Item 14.   Exhibits, Financial Statement
                Schedules and Reports on Form 8-K.31
                List of Financial Statements and
                Financial Statement Schedules............   33
                Independent Auditor's Report.............   34
                Index to Exhibits........................   37

		THIS PAGE LEFT BLANK INTENTIONALLY

PART I


ITEM 1.	BUSINESS


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

Harman's primary manufacturing facilities are located in California, Indiana, Utah, Germany, the United Kingdom, Denmark, Mexico, France, Austria and Hungary.

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

The Consumer Systems Group offers premium, branded audio systems to retail automobile purchasers through OEM supply agreements with DaimlerChrysler, BMW, Toyota, Mitsubishi, Porsche, Saab, Peugeot and Ferrari, complemented by non-branded loudspeaker supply agreements with other automakers including Audi, Volvo, VW, Ford, Renault and Fiat.

The Company's largest automotive OEM customer, DaimlerChrysler, offers Infinity branded audio systems in the majority of its Chrysler, Dodge and Plymouth car, truck and sport-utility vehicle platforms, and offers Becker head units and navigation systems, as well as non-branded loudspeaker systems manufactured by Harman Audio Electronic Systems, in a substantial number of its Mercedes Benz automobiles. Becker also supplies head units to BMW and Porsche. Toyota offers JBL branded audio systems in most of its models, and beginning in model year 2001 added our high-end Mark Levinson audio systems in their Lexus line.

The loss of, or a material decrease or delay in purchasing the Company's products by, any of the Company's significant customers could have a material adverse effect on the results of operations of the Company. Sales of the Company's audio products through the automakers are dependent on automobile industry sales and automobile purchasers' willingness to pay for the option of a premium branded automotive audio system.

The Consumer Systems Group offers branded audio systems to personal computer users through OEM supply agreements with Apple, Dell and Compaq. These audio systems provide high-quality sound and thus enhance the appeal and capability of the personal computer as an entertainment device. The JBL, Infinity and Harman Kardon brand names are all employed in this market.

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


Professional Group

The Company's Professional Group manufactures professional audio equipment, including loudspeakers, amplifiers, mixing consoles, signal processing equipment, microphones and effects devices. Such products are marketed on a worldwide basis under brand names including JBL Professional, Soundcraft, Allen & Heath, Crown, DOD, Digitech,
Lexicon, AKG, dbx, BSS, AMEK, Spirit and Studer.  The Professional
Group is uniquely equipped to provide turnkey systems solutions for professional audio applications that offer the customer improved performance, ease of installation and reduced cost. The principal market segments served by the Professional Group are sound reinforcement, broadcast and recording and music instrument support.

JBL Professional is a leader in the vibrant cinema market, serving customers such as Cineplex Odeon and United Artists Theaters.
Stadiums, concert halls, houses of worship and major concert tours rely on sound reinforcement products from the Professional Group, such as

JBL loudspeakers, JBL, Crown and BSS amplifiers, AKG microphones,
Lexicon, DOD and dbx signal processing equipment, and Soundcraft, AMEK and Allen & Heath mixing consoles, to produce top quality sound.

Customers in the recording and broadcast market include radio and television stations and recording studios. Customers in these markets, including AMS Westfunk Radio, Abbey Road Studios and The Hit
Factory, are primarily served by Studer, with additional offerings from JBL, Lexicon, Soundcraft and AKG.

JBL, Crown, DOD, Digitech and Spirit serve the music instrument support segment of the professional audio market. JBL manufactures and markets loudspeakers, monitors and amplifiers. Crown manufactures professional amplifiers. DOD and Digitech sell sound effects and other signal processors, portable mixing consoles and guitar amplifiers. Spirit markets portable mixing consoles. Music instrument support products are sold through music retail stores such as Guitar Center and Sam Ash.

AKG serves certain OEM markets in addition to its professional audio activities. AKG's expertise in the design and manufacture of miniature transducers for special microphone applications has led to market opportunities in the mobile telecommunications equipment and hands-free automotive communications markets. AKG manufactures the earpiece and mouthpiece transducer capsules for mobile telephone manufacturers including Nokia, Kyocera, Ericsson and Sony. AKG also manufactures miniature transducers for hands-free communications applications in Mercedes Benz automobiles. And, beginning in model year 2001, AKG will supply hands-free microphones for the General Motors OnStar system.


Operating and Geographic Segment Information

Financial information about operating and geographic segments required to be included hereunder is incorporated by reference to Note 10 of Notes to Consolidated Financial Statements contained in the Company's Annual Report to Shareholders for the fiscal year ended June 30, 2000.

Description of Business

     The Company's business is conducted through its wholly owned subsidiaries which include:

             Name                                       Principal products
----------------------------------            ---------------------------------
AKG Acoustics GmbH                             Professional electronics

Audax Industries S.N.C.                        Consumer home and automotive
                                                 loudspeakers

Audio Latina S.A. de C.V.                      Automotive OEM loudspeakers

Becker GmbH                                    Automotive OEM and automotive
                                                 aftermarket electronics

Crown Audio, Inc.                              Professional electronics

Harman Audio Electronic
      Systems GmbH                             Automotive OEM loudspeakers

Harman Audio Electronic
      Systems KFT.                             Automotive OEM loudspeakers

Harman Music Group, Incorporated               Professional electronics

Harman Consumer Manufacturing A/S              Components, cabinets and
                                                 loudspeaker systems

Harman de Mexico, S.A. de C.V.                 Loudspeaker cabinets

Harman International Industries,               Automotive OEM loudspeakers and
    Limited                                      electronics and professional
                                                 audio products

Harman-Kardon, Incorporated                    Consumer home and automotive
                                                 electronics

Harman-Motive, Inc.                            OEM loudspeakers
                                                 and electronics

Harman Wisconsin, Inc.                         OEM loudspeakers
                                                 and electronics

Infinity Systems, Inc.                         Consumer home and automotive
                                                 loudspeakers and electronics

             Name                                     Principal products
----------------------------------            ---------------------------------
JBL Incorporated                               Consumer, professional and
                                                 automotive loudspeakers and
                                                 electronics

Lexicon, Incorporated                          Professional electronics

Madrigal Audio Laboratories, Inc.              Consumer electronics

Studer Professional Audio AG                   Professional electronics



Markets for Products

Based on its knowledge of the audio industry, the Company believes that the consumer and professional audio markets have grown in recent years. In 1997 and 1998, the consumer and professional audio markets slowed somewhat due to uncertainty associated with technology transitions and weakness in Asia. The transition from analog to digital audio technology has changed music recording and reproduction and has led to the development of a new generation of consumer and professional audio products, including software-driven audio systems with integrated digital architecture that permits communication among all components.
Although this transition has unsettled markets due to customer confusion and hesitancy, management believes that the new digital technologies and standards are stabilizing and Harman's market position will help the Company to capitalize on the release of pent-up demand as confusion and hesitancy abate. Sales growth in fiscal year 2000 provided evidence of this anticipated trend.

Multimedia audio systems has been a growth market for Harman. The Company has developed branded audio systems for personal computers marketed by Apple, Dell, Compaq and IBM. The Company also produces branded aftermarket audio systems for multimedia applications. The Company believes that the number of personal computers equipped with multimedia capabilities will continue to increase.

We believe significant growth opportunities exist within the automotive audio market to increase sales by increasing product penetration in platforms currently supplied on an OEM basis, increasing per-vehicle content through the provision of systems with additional functions, expanding the number of automobile models offering our systems and adding new OEM partners. Becker's radio and navigation system products complement the Company's JBL, Infinity and Harman Kardon automotive audio programs and enable the Company to offer fully-integrated multimedia systems through its automobile manufacturing partners. The Company has received commitments for integrated systems on future models from Mercedes, Audi, BMW, Porsche and Renault, and we believe that these will be followed by commitments from other of the world's leading automakers.

The professional audio markets served by the Company include sound reinforcement, broadcast and recording and music instrument support.
The sound reinforcement market includes theaters (cinema and live performance), stadiums, concert halls, and houses of worship. The broadcast and recording market includes radio and television stations and recording studios. The Company serves the music instrument support market primarily through the provision of portable digital signal processing components, guitar amplifiers and compact, portable loudspeaker systems used by touring performers. Much of the professional audio market is undergoing a transition from analog to digital audio technology, and the Company is well-equipped for this evolutionary period with the engineering and marketing expertise of JBL, Crown, Soundcraft, Studer, Lexicon, Harman Music Group and AKG.



Products

The Company designs, manufactures and markets worldwide a broad range of high-quality, high-fidelity audio loudspeakers and electronics for the consumer audio market ( in the home, in the car and with computers) and the professional audio market (sound reinforcement, broadcast and recording, and musical instrument support).

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

The Company manufactures a broad range of consumer audio electronics. The Company's consumer electronics products facilitate the marketing of complete home, car and multimedia systems incorporating the Company's loudspeakers, such as surround sound home theater installations. The Company's Harman Kardon home electronics line includes audio-video receivers featuring Dolby Digital and DTS surround sound processing capabilities and multi-channel amplifiers. A five-disc DVD machine and a CD recorder introduced in fiscal 2000 reflect Harman Kardon's commitment to deliver state-of-the-art audio reproduction equipment to its customers.

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

JBL, Infinity and Harman Kardon branded premium audio systems are offered with personal computers manufactured by Compaq, IBM and Dell and Apple, respectively. Harman participates in this market through design and brand name licensing as well as direct sourcing. These audio systems provide high-quality sound and thus enhance the appeal and capability of the personal computer as an entertainment device.

Harman is a leading global manufacturer of premium branded automotive audio systems offered by automakers as an option to their customers. In its offering of loudspeakers, head units, amplifiers and multimedia systems through the automobile manufacturers, the Company leverages its expertise in the design and manufacture of high-quality loudspeakers, radios and other electronics, as well as the reputation for quality associated with its JBL, Infinity, Harman Kardon, Mark Levinson and
Becker brand names. Harman engineers are engaged by the automobile manufacturers early in the cabin design process to develop systems that optimize acoustic performance and minimize weight and space requirements. Harman has developed the technical competencies to offer multimedia systems to automobile manufacturers incorporating audio, video, navigation, telematics, internet access, security and cabin quieting.
 Today, the Company primarily supplies car audio, video and navigation systems products separately. However, the Company has received commitments for integrated systems on year 2002 and 2003 models from Mercedes, Audi, BMW, Renault and Porsche in Europe. We believe that this could be followed by integrated system commitments from other of the world's leading automakers. The Company's Infinity-branded car audio systems are offered by DaimlerChrysler's Chrysler, Dodge, Plymouth and Jeep lines and by Mitsubishi. JBL-branded audio systems are offered by Toyota, Peugeot and Hyundai. Harman Kardon systems are offered by BMW, Jaguar and Saab. Mark Levinson systems are now offered by Lexus, beginning in model year 2001. Becker supplies head units, navigation systems and other electronics to DaimlerChrysler, BMW and Porsche.

PROFESSIONAL PRODUCTS. The Company designs, manufactures and markets products in all significant segments of the professional audio market, offering complete systems solutions to professional installations and users around the world.

The Professional Group includes many of the most respected names in the industry including JBL Professional, Soundcraft, Allen & Heath, Crown, DOD, Digitech, Lexicon, AKG, BSS, dbx, AMEK and Studer.
Professional installations of Harman products include stadiums, opera houses, concert halls, recording studios, broadcast studios, theaters, houses of worship, cinemas and touring performing artists.

Sound systems incorporating components manufactured by JBL, Crown, Lexicon, AKG, Studer and Soundcraft are in use around the world in such places as the Experience Music Project in Seattle, the Great Hall of the People in Beijing, China, the Royal Danish Theater in Copenhagen and Abbey Road Studio and the Millennium Dome in England. Harman professional equipment is used on tour by performing artists throughout the world.

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

The Company is a leading manufacturer and marketer of audio electronics equipment for professional use. Such products are marketed on a worldwide basis under various trade names, including Soundcraft, Allen
& Heath, Crown, DOD, Digitech, Lexicon, AMEK, AKG, BSS, dbx and
Studer, and are often sold in conjunction with the Company's professional loudspeakers.

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

AKG is a leading manufacturer of high-quality microphones and headphones. The AKG product line includes microphones, audio headphones, surround-sound headphones and other professional audio products marketed under the AKG brand name. AKG has leveraged its engineering and manufacturing expertise to enter the telecommunications market, supplying miniature transducers to mobile phone makers Nokia,

Ericsson, Kyocera and Sony, as well as the automotive hands-free communications market, supplying microphone arrays to Mercedes Benz and General Motors.

Crown, acquired in March 2000, is a leading professional amplifier manufacturer based in Elkhart, Indiana. The addition of Crown to our professional audio portfolio has enhanced our ability to provide complete systems solutions to the professional audio market.

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

The Company's principal domestic manufacturing facility in Northridge, California, manufactures JBL and Infinity loudspeakers and audio electronics for home, car and professional applications. The Company manufactures car loudspeakers and assembles car sound systems in Martinsville, Indiana. Harman Music Group manufactures professional electronics products at its facility in Salt Lake City, Utah.

Lexicon manufactures professional electronics products at its Bedford, Massachusetts facility. Madrigal manufactures consumer electronics at its Middletown, Connecticut facility. Crown International manufactures professional amplifiers at its Elkhart, Indiana facility.

During fiscal year 2000, the Company completed construction of new facilities in Kentucky, to manufacture audio systems for Toyota, and in Tijuana, Mexico, to manufacture loudspeaker cabinets. These facilities are now in production.

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

The Company's Consumer Systems Group markets its branded OEM audio products through automobile and personal computer manufacturers and dealers. Automobile manufacturers offering Harman systems include DaimlerChrysler, Toyota, BMW, Ford, Mitsubishi, Volkswagen, Volvo,
Audi, Jaguar, Porsche, Range Rover and Saab. Personal computer OEM customers include Apple, Dell, Compaq and IBM. Sales and marketing activities for these products include dealer education programs, point-of-sale displays, participation in consumer audio trade shows and mass-media advertising.

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


Suppliers

Products designed by Harman Kardon are manufactured by several suppliers. In fiscal 1998, Harman Kardon's largest supplier, based in Korea, experienced difficulties associated with the crisis in Asia. Production delays at this supplier negatively affected Harman Kardon's results. Harman Kardon terminated its relationship with this supplier and other sources were secured to manufacture Harman Kardon products. The loss of any of Harman Kardon's primary suppliers would not have a material impact on the consolidated earnings or consolidated financial position of the Company.

Northridge Manufacturing relies on several suppliers for a large percentage of certain parts, such as wood, speaker grilles, plastic molded parts and magnets. The loss of any one of these suppliers would not have a material impact on the consolidated earnings or consolidated financial position of the Company.

The Company utilizes third-party suppliers to manufacture personal computer audio systems sold to Apple, Dell, Compaq and IBM bearing the JBL, Harman Kardon and Infinity brand names. Production difficulties at these third-party suppliers could have a material impact on the consolidated earnings of the Company.

The Company uses externally-sourced microchips in many of its products.
 This industry has experienced capacity constraints recently. A significant disruption in our microchip supply chain and an inability to obtain alternative sources would have a material impact on the consolidated sales and earnings of the Company.


Trademarks and Patents

The Company markets its products under numerous trademarks and logos, including JBL, Infinity, Harman Kardon, Citation, Concord,
Crown, Audax, Becker, AMEK, Soundcraft, Spirit, DOD, DigiTech,
Lexicon, AKG, Studer, BSS, Sound-Web, dbx, Allen & Heath,
AudioAccess, Mark Levinson, Proceed, Revel, VMAx, EON, Harman,
Control, Compositions, and C-Audio. These trademarks and logos are registered or otherwise protected in substantially all major industrialized countries.

The Company's registrations cover use of its trademarks and logos in connection with various applicable products, such as loudspeakers, speaker systems, speaker system components and other electrical and electronic devices. As of June 30, 2000, the Company held approximately 373 United States and foreign patents covering various products, product designs and circuits, and had approximately 324 patent applications pending around the world. The Company vigorously protects and enforces its trademark and patent rights.

Seasonality

The Company experiences seasonal fluctuations in sales and earnings. The first fiscal quarter is the weakest due to the automotive model changeovers and the July and August holidays in Europe. Variations in seasonal demands among end-user markets may cause operating results to vary from quarter to quarter.

Customers

Sales to DaimlerChrysler for fiscal year 2000 accounted for 22.3% of the Company's consolidated net sales. The loss of sales to DaimlerChrysler would have a material adverse impact on the consolidated sales, earnings and financial position of the Company.


Backlog Orders

Because the Company's practice is to maintain sufficient inventories of finished goods to fill orders promptly, the level of backlog is not considered to be an important index of future performance. The
Company's backlog was approximately $20.9 million at June 30, 2000.


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

The Company believes that it currently has a significant share of the consumer market for loudspeakers (home, automotive and computer), primarily as a result of the strength of its brand names. JBL and Infinity are two of the most recognized loudspeaker brands in the world. The development of our high-end loudspeaker brand, Revel, over the past few years, has extended our market position and complemented our Mark
Levinson and Proceed high-end electronics lines. The Company competes based upon its strong brand names, the breadth of its product lines, and its comprehensive marketing, engineering and manufacturing resources.

The Company's principal competitors in the consumer loudspeaker market include Bose, Boston Acoustics, B&W, KEF, Celestion,
Paradigm, Klipsch, Cambridge SoundWorks and Polk Audio. Principal competitors in the high-end loudspeaker market include Wilson Audio, Snell and B&W.

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

In the personal computer audio market, the Company's Harman Kardon, JBL and Infinity brand names are attached to the premium audio systems offered by Apple and Dell, Compaq and IBM, respectively. These audio systems are provided through licensing and sourcing arrangements. Principal competitors in this segment include Boston Acoustics, Creative Labs, Altec-Lansing and LabTec.

In OEM automotive audio, the Company's principal competitors include
Bose, Pioneer and Foster Electric in the loudspeaker systems segment and Alpine, Bosch, Panasonic, Siemens, Delphi, Visteon and Mannesman in the electronics segment. The Company is the only supplier of branded loudspeaker systems for Chrysler, Jeep and Mitsubishi automobiles in the United States, and also supplies branded loudspeaker systems to Toyota, BMW, Saab and Peugeot. The Company also supplies non-branded loudspeaker systems to Chrysler, Mercedes Benz, Volkswagen, Audi,
Volvo, Ford of Europe and Fiat. The Company is a primary supplier of radio head units to Mercedes-Benz, BMW and Porsche, and also supplies
TV tuners, navigation systems and other electronics to Mercedes-Benz, Porsche and Renault. The Company competes based upon the strength of its brand name recognition and the quality of its products together with its technical expertise in designing loudspeaker systems, electronics, navigation systems, man-machine interfaces and complete multimedia systems to fit the acoustic properties of each automobile model.

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

The Company competes in the sound reinforcement market with many of its brand names, including JBL Professional, AKG, Crown, Soundcraft, AMEK and BSS. Principal competitors in sound reinforcement include the Electro Voice division of Telex, Eastern Acoustic Works/Mackie, QSC, Sennheiser, Tannoy, Peavey, Shure, Audio Technica, Fender, Sony and Yamaha. The Professional Group competes in the broadcast and recording areas with its Studer, AKG, Soundcraft, AMEK and Lexicon brands. Principal recording and broadcast competitors include Sony, Yamaha, Neve, Sennheiser, Denon, SSL, Shure, Tascam, Alesis and Audio Technica. In the Music Instrument area, competitors for the Company's JBL, DOD, Digitech, dbx, Lexicon, Allen & Heath and Spirit products include Yamaha, Peavey, Rane, Roland, Alesis, Marshall, Fender, Sony, Mackie and T.C. Electronics.

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

Research, Development and Engineering

The Company's expenditures for research, development and engineering were $76.2 million, $76.0 million and $65.9 million for the fiscal years ending June 30, 2000, 1999 and 1998, respectively.


Number of Employees

As of June 30, 2000, the Company had 9,807 full-time employees, including 3,839 domestic employees and 5,968 international employees, compared to 8,850 employees at June 30, 1999. The increase in headcount from June 30, 1999, to June 30, 2000, was primarily due to the acquisition of Crown International and increased engineering and manufacturing staffing in our European automotive electronics operations.


Disclosures about Segments and Related Information

Disclosures about segments and related information to be filed hereunder is incorporated by reference to Note 10 of Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (Effects of Inflation and Exchange Rates) on pages 34 and 35 and 17 and 18, respectively, in the Company's Annual Report to Shareholders for the fiscal year ended June 30, 2000.


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

ITEM 2.   PROPERTIES

The Company's principal activities are conducted at the facilities described in the following table.

                                  Square           Owned or          Percentage
        Location                  Footage           Leased           Utilization             Division
--------------------------      ----------        ----------        -------------      ---------------------
Northridge, California            742,000            Leased                 94%         JBL, Infinity,
                                                                                          Harman Kardon,
                                                                                          JBL Professional,
                                                                                          Harman Motive

Ittersbach, Germany               550,000             Owned                 80%         Becker
                                   17,000            Leased                100%

Worth-Schaitt, Germany            377,500             Owned                 80%         Becker


Martinsville, Indiana             206,000             Owned                100%         Harman Motive
                                   40,000            Leased                100%

Straubing, Germany                193,000             Owned                 95%         Harman Audio
                                   37,000            Leased                100%         Elec. Systems

Elkhart, Indiana                  222,700             Owned                100%         Crown
                                    7,000            Leased                 70%

Ringkobing, Denmark               190,000             Owned                 90%         Harman Consumer
                                   16,000            Leased                 90%         Manufacturing A/S

Tijuana, Mexico                   194,000            Leased                100%         JBL, Infinity

Potters Bar, UK                   160,000            Leased                100%         Soundcraft,
                                                                                          AMEK, BSS,
                                                                                          C-Audio

Chateau du Loir, France           151,000             Owned                100%         Audax, JBL,
                                                                                          Infinity,
                                                                                          Harman Kardon


                                   Square          Owned or          Percentage
        Location                  Footage           Leased           Utilization             Division
--------------------------      ----------        ----------        -------------      ---------------------
Vienna, Austria                   129,000            Leased                100%         AKG

Sandy, Utah                       122,000            Leased                100%         Digitech, DOD, dbx


Juarez, Mexico                    105,000            Leased                 60%         Audio Latina

Bridgend, UK                      101,000            Leased                100%         Harman Motive Ltd


The company considers its properties to be suitable and adequate for its present needs.


ITEM 3.     LEGAL PROCEEDINGS

The Company is a defendant in a lawsuit entitled Bose Corporation v.
JBL, Inc., and Infinity Systems, Inc., United States District Court, District of Massachusetts. In this case Bose sued JBL and Infinity for infringement of a U.S. patent owned by Bose relating to the use of elliptically shaped ports in loudspeaker cabinets. On September 1, 2000, the court issued a judgement in favor of Bose in the amount of $5.7 million. In addition, the court issued a permanent injunction prohibiting JBL and Infinity from the manufacture and sale of loudspeakers in the United States utilizing plastic elliptical ports. Management believes the court erred in its ruling and intends to appeal this decision. Management believes that it will ultimately prevail upon appeal.

There are various other legal claims pending against the Company, but in the opinion of management, liabilities, if any, arising from such claims will not have a material effect upon the consolidated financial condition or results of operations of the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS

                 None.


           EXECUTIVE OFFICERS OF THE REGISTRANT

                                  Age at
        Name                  August 1, 2000                     Position
----------------------       ----------------       ---------------------------------------
Sidney Harman                        81              Executive Chairman and
                                                     Chairman of the Board of Directors

Bernard A. Girod                     58              Vice Chairman of the Board
                                                     of Directors and Chief
                                                     Executive Officer

Gregory P. Stapleton                 53              President, Chief Operating Officer
                                                     and Director of the Company

Frank Meredith                       43              Executive Vice President and
                                                     Chief Financial Officer

William S. Palin                     57              Vice President - Controller

Sandra B. Robinson                   41              Vice President - Financial Operations

Edwin C. Summers                     53              Vice President and General Counsel

Floyd E. Toole                       54              Vice President - Acoustics


Officers are elected annually by the Board of Directors and hold office at the pleasure of the Board of Directors until the next annual selection of officers or until their successors are elected and qualified.

Sidney Harman, Ph.D., the Company's founder, was named Executive Chairman in July 2000. Dr. Harman has been Chairman of the Board, Chief Executive Officer and a Director of the Company since the Com-pany's founding in 1980. From 1977 to 1979, Dr. Harman was the Under Secretary of Commerce of the United States. From 1962 to 1977, Dr. Harman was an officer and director of the Predecessor of the Company.

Bernard A. Girod was named Vice Chairman and Chief Executive Officer in July 2000. Mr. Girod has been Chief Executive Officer since November 1998 and a Director of the Company since 1993. From March 1994 to November 1998, Mr. Girod served as President of the Company. From November 1992 to November 1998, Mr. Girod served as Secretary of the Company. From March 1993 to November 1998 Mr. Girod served as Chief Operating Officer of the Company. From September 1986 to August 1995, Mr. Girod served as Chief Financial Officer of the Company. From September 1979 to September 1986, Mr. Girod was the Vice President and General Manager of Permacel, a subsidiary of Avery Dennison and Vice President of Planning and Business Development for Avery Dennison. From 1977 to 1979, Mr. Girod was the Chief Financial Officer of the predecessor of the Company.

Gregory P. Stapleton was named President and Chief Operating Officer in July 2000. Mr. Stapleton has been a Director of the Company since November 1997 and the Chief Operating Officer since November 1998.
From October 1997 to November 1998, Mr. Stapleton served as President of the Harman OEM Group. Prior to his association with the Company, Mr. Stapleton was Senior Vice President of General Electric Venture Capital Corporation from January 1986 to September 1987, and was General Manager, Industrial Products Section, Factory Automation Products Division, of General Electric Corporation from October 1982 through December 1985.

Frank Meredith was named Executive Vice President and Chief Financial Officer in July 2000. Mr. Meredith has been the Chief Financial Officer of the Company since February 1997 and Secretary of the Company since November 1998. Mr. Meredith served as Vice President, General
Counsel and Assistant Secretary of the Company from July 1992 to June 1998. Prior to that time, Mr. Meredith held other positions within the Company since May 1985. Prior to joining the Company, Mr. Meredith was employed by the accounting firm Touche Ross & Co.

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

Floyd E. Toole, Ph.D., joined the Company as Vice President - Acoustics in November 1991. Prior to joining the Company, Dr. Toole spent 25 years, most recently as Senior Research Officer, with the National Research Council of Canada's Acoustics and Signal Processing Group, where he developed psychoacoustic-optimized techniques for improving loudspeaker performance.


PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS

The information required by Part II, Item 5 is incorporated by reference to the Company's Annual Report to Shareholders for the fiscal year ended
June 30, 2000 (Shareholder Information on page 38).

ITEM 6.     SELECTED FINANCIAL DATA

Five-Year Summary
(in thousands, except per share data,
for the fiscal years ended June 30)

                                2000              1999              1998              1997              1996
                            ------------      ------------      ------------      ------------      ------------
Net sales                    $1,677,939        $1,500,135        $1,513,255        $1,474,094        $1,361,595

Operating income                121,722            38,663           100,325           101,973           105,378

Income before taxes             102,829            14,447            75,707            77,901            75,024

Net income                       72,838            11,723            50,243            54,832            52,042

Diluted EPS                        4.13              0.65              2.67              2.90              3.09

Total assets                  1,137,505         1,065,755         1,130,684         1,014,254           996,209

Total debt                      277,324           311,575           333,640           306,150           287,401

Shareholders' equity            486,333           468,187           511,899           466,762           436,477

Dividends per share                0.20              0.20              0.20              0.20              0.20


ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS

The information required by Part II, Item 7 is incorporated by reference to the Company's Annual Report to Shareholders for the fiscal year ended
June 30, 2000 (Management's Discussion and Analysis of Financial
Condition and Results of Operations on pages 17 through 21).


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK

The Securities and Exchange Commission requires that registrants include information about potential effects of changes in interest rates and currency exchange rates in their financial statements. The qualitative information required by Part II, Item 7A is incorporated by reference to pages 21 and 36 of the Company's Annual Report to Shareholders for the fiscal year ended June 30, 2000 (Effects of Inflation and Currency Exchange Rates and Footnote 13, Fair Value of Financial Instruments, respectively).

The Company's exposure to interest rate changes is primarily related to its variable rate debt. To assess exposure to interest rate changes, the Company has performed a sensitivity analysis assuming a hypothetical
100 basis point increase in interest rates across all maturities. This analysis indicates that such market movements would reduce fiscal 2001 net income, based on June 2000 positions, by approximately $0.7 million. Based on June 1999 positions, the effect on fiscal 2000 net income of such an increase in interest rates was estimated to be $0.9 million.

The Company and its subsidiaries' net unhedged exposure in assets and liabilities denominated in other than their relevant functional currency as of June 30, 2000 and 1999 was not material to the consolidated financial position of the Company.

Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and the Company's actual exposure and hedges.


ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND
           SUPPLEMENTARY DATA

The information required by Part II, Item 8 is incorporated by reference to the Company's Annual Report to Shareholders for the fiscal year ended
June 30, 2000 (Consolidated Financial Statements on pages 24 through
38).


ITEM 9.    DISAGREEMENTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

                None.

PART III

With the exception of information relating to the executive officers of the Company which is provided in Part I hereof, all information required by
Part III (Items 10, 11, 12, and 13) of Form 10-K, including the information required by Item 405 of Regulation S-K, is incorporated by reference to the Company's definitive Proxy Statement relating to the 2000 Annual Meeting of Stockholders.


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

              b)     Reports on Form 8-K

                            Form 8-K, dated August 16, 2000, filed on August 18, 2000, containing the following items:
                            Item 5. Announcement of two-for-one stock split to be effected in the form of a stock dividend.

                            Form 8-K, dated August 16, 2000, filed on August 18, 2000, containing the following items:
                            Item 5. June 2000 earnings release and additional financial information.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant):     HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED

By:   (Signature and Title)      /s/ Bernard A. Girod
                                ----------------------
                                Bernard Girod, Vice Chairman
                                and Chief Executive Officer
Date:     September 8, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                           Title                               Date
   /s/ Sidney Harman                 Executive Chairman and              September 8, 2000
------------------------------         Chairman of the Board           -------------------------
Sidney Harman                          of Directors

  /s/ Bernard A. Girod               Vice Chairman, Chief                September 8, 2000
------------------------------         Executive Officer and           -------------------------
Bernard A. Girod                       Director

  /s/ Gregory P. Stapleton           President, Chief Operating          September 8, 2000
------------------------------         Officer and Director            -------------------------
Gregory P. Stapleton

  /s/ Frank Meredith                 Executive Vice President            September 8, 2000
------------------------------         and Chief Financial             -------------------------
Frank Meredith                         Officer (Principal
                                       Accounting Officer)

  /s/ Shirley M. Hufstedler          Director                            September 8, 2000
------------------------------                                         -------------------------
Shirley M. Hufstedler

  /s/ Ann McLaughlin                 Director                            September 8, 2000
------------------------------                                         -------------------------
Ann McLaughlin

  /s/ Edward H. Meyer                Director                            September 8, 2000
------------------------------                                         -------------------------
Edward H. Meyer

  /s/ Stanley A. Weiss               Director                            September 8, 2000
------------------------------                                         -------------------------
Stanley A. Weiss

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES
Index to Item 14(a)

                                                             Page Reference
                                                   ----------------------------------
                                                                          Annual
                                                                        Report to
                                                     Form 10-K         Shareholders
                                                   ----------------------------------
Consolidated Financial Data (pages 24
    through 38 of the 2000 Annual Report
    to Shareholders herein incorporated
    by reference as Exhibit 13.1):


Financial Table of Contents . . . . . . . . . . . . . . . . . . . . . . . . . 16

Independent Auditor's Reports  . . . . . . . . . . . . . . 34 . . . . . . . . 23

Consolidated Balance Sheets as of
    June 30, 2000 and 1999  . . . . . . . . . . . . . . . . . . . . . . . . . 24

Consolidated Statements of
    Operations for the years ended
     June 30, 2000, 1999 and 1998 . . . . . . . . . . . . . . . . . . . . . . 25

Consolidated Statements of Cash
    Flows for the years ended
    June 30, 2000, 1999 and 1998  . . . . . . . . . . . . . . . . . . . . . . 26

Consolidated Statements of Shareholders'
    Equity for the years ended June 30,
    2000, 1999 and 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . 27

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . 28


Schedules for the years ended June 30,
           2000, 1999 and 1998:

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


          INDEPENDENT AUDITOR'S REPORT ON SCHEDULE
          ----------------------------------------


The Board of Directors
Harman International Industries, Incorporated


Under the date of August 10, 2000, we reported on the consolidated balance sheets of Harman International Industries, Incorporated and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the years in the three year period ended June 30, 2000, as contained in the 2000 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended June 30, 2000. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





				/s/ KPMG LLP



Los Angeles, California
August 10, 2000

Schedule II

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
Valuation and Qualifying Accounts and Reserves
Years Ended June 30, 2000, 1999 and 1998
($000's omitted)

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
-----------------------------------------------------------------------------------------------------------

Year Ended June 30, 1998

Allowance for
    doubtful accounts      $  9,116        $  4,904       $    152  (1)     $  4,100 (2)      $ 10,072

Inventory reserves         $ 49,651        $  3,110 (4)   $ (2,013) (1)     $ 12,173 (3)      $ 38,575


Year Ended June 30, 1999

Allowance for
    doubtful accounts      $ 10,072        $  2,662       $   (129) (1)     $  3,873 (2)      $  8,732

Inventory reserves         $ 38,575        $ 28,023 (4)   $ (1,167) (1)     $ 25,315 (3)      $ 40,116


Year Ended June 30, 2000

Allowance for
    doubtful accounts      $  8,732        $  6,902       $   (394) (1)     $  3,480 (2)      $ 11,760

Inventory reserves         $ 40,116        $ 32,611 (4)   $    775  (1)     $ 33,278 (3)      $ 40,224


(1)  Net effect of acquisitions, dispositions and foreign currency translation.

(2)  Deductions for accounts receivable written off net of recoveries.

(3)  Deductions for scrapping and markdowns.

(4)  Includes net change in intercompany profit elimination.

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

3.2,4.5          By-Laws of Harman International Industries,
                 Incorporated, as amended December 13, 1999..........................45





Exhibit                                                                            Page
  No.                                Description                                    No.

4.2              Rights agreement (including a Form of Certificate
                 of Designation of Series A Junior Participating
                 Preferred Stock as Exhibit A thereto, a Form Right
                 Certificate as Exhibit B thereto and a Summary of
                 Rights to Purchase of Preferred Stock as Exhibit C
                 thereto)  (Incorporated by reference to the Form 8-A
                 filed by the Company on December 16, 1999).........................IBR

4.3              Certificate of Designation of Series A Junior
                 Participating Preferred Stock of Harman
                 International Industries, Incorporated, dated
                 January 11, 2000....................................................61

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

10.27            Amended and Restated Harman International
                 Industries, Incorporated Supplemental Executive
                 Retirement Plan dated October 1, 1999...............................69

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

10.40            Harman International Industries, Incorporated 1992
                 Incentive Plan, as amended (Filed as Exhibit B to
                 the Company's Definitive Proxy Statement filed on
                 September 15, 1999 (File No. 001-09764) and
                 hereby incorporated by reference)..................................IBR

10.41            Form of Incentive Stock Option Agreement under the
                 1992 Incentive Plan.................................................87

10.42            Form of Non-Qualified Stock Option Agreement under
                 the 1992 Incentive Plan.............................................99

10.43            Form of Restricted Stock Agreement under the 1992
                 Incentive Plan.....................................................111

10.44            Form of Non-Qualified Stock Option Agreement
                 for Non-Officer Directors under the 1992 Incentive
                 Incentive Plan.....................................................123

10.45            Harman International Industries, Inc. Deferred
                 Compensation Plan, effective June 1, 1997 (Filed
                 on Form S-8 Registration Statement on June 9, 1997
                 (Reg. No. 333-28793), and hereby incorporated by
                 reference.)........................................................IBR

10.46            First Amendment to Harman International
                 Industries, Inc. Deferred Compensation Plan
                 dated October 1, 1999..............................................135


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


Exhibit                                                                            Page
  No.                                Description                                    No.

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

10.61            Amended and Restated Credit Agreement dated
                 July 5, 2000, among Harman International
                 Industries, Incorporated, Becker Holding GmbH,
                 The Several Lenders from Time to Time Party
                 Thereto and Commerzbank Aktiengesellschaft.........................141

10.63            Amended and Restated Indenture dated as of July 1, 1997
                 between Harman International Industries, Incorporated
                 and PNC Bank, National Association (Filed as
                 Exhibit 10.63 to the Quarterly Report on Form 10-Q
                 for the quarter ended September 30, 1998
                 (File No. 001-09764), and hereby incorporated by
                 reference.)........................................................IBR

10.65            Employment Agreement between the Company and
                 William Palin dated September 1, 1999 (Filed as
                 Exhibit 10.65 to the Annual Report on Form 10-K
                 for the year ended June 30, 1999 (File No.
                 001-09764), and hereby incorporated by reference.).................IBR


Exhibit                                                                            Page
  No.                                Description                                    No.

10.66            Form of Non-Qualified Stock Option Agreement
                 between the Company and certain executive officers
                 of the Company dated August 11, 1998 (Filed as
                 Exhibit 10.66 to the Annual Report on Form 10-K
                 for the year ended June 30, 1999 (File No.
                 001-09764), and hereby incorporated by reference.).................IBR

10.67            Equipment Financing Agreement between the
                 Company and State Street Bank and Trust dated
                 September 30, 1999 (Filed as Exhibit 10.67
                 to the Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1999 (File No.
                 001-09764), and hereby incorporated by reference)..................IBR

10.68            Participation Agreement among the Company,
                 State Street Bank and Trust, Four Winds Funding
                 Corporation, Commerzbank, Bank of Tokyo -
                 Mitsubishi Trust Company and BTM Capital
                 dated September 30, 1999 (Filed as Exhibit 10.68
                 to the Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1999 (File No.
                 001-09764), and hereby incorporated by reference)..................IBR

10.69            Harman International Industries, Incorporated,
                 Key Executive Officers Incentive Plan (Filed as
                 Exhibit A to the Definitive Proxy Statement on
                 Form 14-A for the year ended June 30, 2000
                 (File No. 001-09764) and hereby incorporated
                 by reference.......................................................IBR

10.70            Fifth Amendment dated July 17, 2000 to the
                 Multi-Currency, Multi-Option Credit Agreement
                 dated September 30, 1994...........................................215



Exhibit                                                                            Page
  No.                                Description                                    No.

10.71            Form of Severance Agreement between the
                 Company and Sidney Harman, Bernard Girod,
                 Gregory Stapleton and Frank Meredith...............................233

10.72            Benefit Agreement under the Supplemental
                 Executive Retirement Plan between Bernard
                 Girod and Harman International Industries,
                 Inc., dated June 22, 2000..........................................261

10.73            Benefit Agreement under the Supplemental
                 Executive Retirement Plan between Gregory
                 Stapleton and Harman International Industries,
                 Inc., dated June 20, 2000..........................................265

10.74            Benefit Agreement under the Supplemental
                 Executive Retirement Plan between Frank
                 Meredith and Harman International Industries,
                 Inc., dated June 21, 2000..........................................269

13.1             Pages 16 through inside back cover of Harman
                 International Industries, Incorporated Annual
                 Report to Shareholders for the fiscal year ended
                 June 30, 2000......................................................273

21.1             Subsidiaries of the Company........................................301

23.1             Consent of Independent Auditors....................................307

27.1             EDGAR Financial Data Schedule......................................311







                                                                      44