Form 10-Q
period 2000-09-30
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2000-11-14
CIK 800459

                           FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

             Quarterly Report under Section 13 or 15(d)
               of the Securities Exchange Act of 1934

              For Quarter Ended:  September 30, 2000

                 Commission File Number:  1-9764

         HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
-------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

         DELAWARE                             11-2534306
-----------------------------      ---------------------------------
(State or other jurisdiction      (I.R.S. Employer Identification No.)
of incorporation or organization)

    1101 PENNSYLVANIA AVENUE, NW  WASHINGTON, D.C.     20004
   --------------------------------------------------------------
  (Address of principal executive offices)            (Zip code)

                          (202) 393-1101
    ------------------------------------------------------------
        (Registrant's telephone number, including area code)

                          NOT APPLICABLE
    ------------------------------------------------------------
       (Former name, former address and former fiscal year,
                  if changed since last report)

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

32,158,024 shares of Common Stock, $.01 par value, at October 31, 2000.

        HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                    AND SUBSIDIARIES
                         INDEX


PART I.  FINANCIAL INFORMATION                            PAGE NO.

Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets -
      September 30, 2000 and June 30, 2000                      3

   Condensed Consolidated Statements of Operations -
      Three months ended September 30, 2000 and 1999            4

   Condensed Consolidated Statements of Cash Flows -
      Three months ended September 30, 2000 and 1999            5

   Notes to Condensed Consolidated Financial Statements      6-11

Item 2.  Management's Discussion and Analysis of the
         Results of Operations and Financial Condition      12-14


PART II.  OTHER INFORMATION                                 15-17


SIGNATURES                                                     18

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEETS
          SEPTEMBER 30, 2000 AND JUNE 30, 2000
         (000s omitted except per share amounts)

                                              09/30/00      06/30/00
                                            -----------   -----------
ASSETS
Current assets
   Cash and cash equivalents                $     4,741         4,365
   Receivables (less allowance for doubtful
      accounts of $10,875 at September 30,
      2000 and $11,760 at June 30, 2000)        309,858       306,596
   Inventories                                  316,136       298,273
   Other current assets                          63,256        61,792
                                            -----------   -----------
Total current assets                            693,991       671,026
                                            -----------   -----------
Property, plant and equipment, net              245,016       251,737
Excess of cost over fair value of assets
   acquired, net                                157,836       166,647
Other assets                                     46,389        48,095
                                            -----------   -----------
Total assets                                $ 1,143,232     1,137,505
                                            -----------   -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Short-term borrowings                    $    15,089        14,969
   Current portion of long-term debt              5,670         7,537
   Accounts payable                             143,000       161,333
   Accrued liabilities                          164,397       177,542
                                            -----------   -----------
Total current liabilities                       328,156       361,381
                                            -----------   -----------
Borrowings under revolving credit
   facility                                     118,237        11,835
Senior long-term debt                           240,369       242,983
Other non-current liabilities                    32,956        33,918
Minority interest                                   997         1,055
Shareholders' equity
Common stock, $.01 par value                        376           188
Additional paid-in capital                      293,965       292,897
Accumulated other comprehensive
      income (loss) 	                        (77,825)      (59,131)
Retained earnings                               328,811       322,383
Less common stock held in treasury             (122,810)      (70,004)
                                            -----------   -----------
Total shareholders' equity                      422,517       486,333
                                            -----------   -----------
Total liabilities and shareholders' equity  $ 1,143,232     1,137,505
                                            -----------   -----------

See accompanying Notes to Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
           (000s omitted except per share amounts)

                                      Three Months Ended
                                         September 30,
                                    2000              1999
                               --------------     --------------
Net sales                      $      394,976            356,773
Cost of sales                         285,266            260,530
                               --------------     --------------
Gross profit                          109,710             96,243
Selling, general and
    administrative expenses            93,567             83,926
                               --------------     --------------
Operating income                       16,143             12,317
Other expense
   Interest expense                     5,730              4,630
   Miscellaneous, net                     203                594
                               --------------     --------------

Income before income taxes             10,210              7,093
Income tax expense                      2,965              2,199
                               --------------     --------------
Net income                     $        7,245              4,894
                               --------------     --------------


Basic earnings per share       $         0.22               0.14
                               --------------     --------------
Diluted earnings per share     $         0.21               0.14
                               --------------     --------------

Weighted average shares
    outstanding - basic                33,016             34,958
                               --------------     --------------
Weighted average shares
    outstanding - diluted              34,462             35,396
                               --------------     --------------




See accompanying Notes to Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                   ($000s omitted)

                                                     2000              1999
                                                -------------     -------------
Cash flows from operating activities:
   Net income                                   $      7,245             4,894

Adjustments to reconcile net income to net cash
   used in operating activities:
   Depreciation                                       15,319            12,791
   Amortization of intangible assets                   3,106             1,546
Changes in assets and liabilities:
 (Increase) decrease in:
   Receivables                                       (12,279)            4,732
   Inventories                                       (28,726)          (10,574)
   Other current assets                               (2,856)            2,624
(Decrease) increase in:
   Accounts payable                                  (13,630)          (11,486)
   Accrued liabilities                                (5,838)           (8,927)
   Other operating activities                           (102)              326
                                                --------------    -------------
Net cash used in operating activities           $    (37,761)           (4,074)
                                                --------------    -------------
Cash flows from investing activities:
   Proceeds from disposition of assets          $        ---             7,406
   Capital expenditures                              (16,989)           (6,552)
   Other items, net                                   (1,135)             (940)
                                                --------------    -------------
Net cash used in investing activities           $    (18,124)              (86)
                                                --------------    -------------
Cash flows from financing activities:
   Borrowings on (repayments of) lines of credit $       688            (7,725)
   Proceeds from issuance of long-term debt          108,566            43,022
   Repurchase  of common stock                       (52,806)          (21,890)
   Dividends paid to shareholders                       (817)             (873)
   Proceeds from exercise of stock options             1,256               145
                                                --------------    -------------
Net cash provided by financing activities       $     56,887            12,679
                                                --------------    -------------
Exchange effect on cash                         $       (626)              247
                                                --------------    -------------
Net increase in cash and cash equivalents                376             8,766
Cash and cash equivalents
   at beginning of period                              4,365             2,963
                                                --------------    -------------
Cash and cash equivalents at end of period      $      4,741            11,729
                                                --------------    -------------
Supplemental disclosures of cash flow information:
   Interest paid                                $      6,851             7,637
   Income taxes paid                            $      7,130             2,401


See accompanying Notes to Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
            AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

The Company's Condensed Consolidated Financial Statements as of
September 30, 2000, and for the three months ended September 30, 2000 and 1999, have not been audited by the Company's independent auditors; however, in the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company and subsidiaries as of September 30, 2000 and the results of their operations and their cash flows for the periods presented.

Where necessary, prior years' information has been reclassified to conform to the current year consolidated financial statement presentation.

These financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended
June 30, 2000.

The results of operations for the three months ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year.

NOTE  B - COMPREHENSIVE INCOME

Comprehensive income and its components for the three months ended September 30, 2000 and 1999 are presented below.

                                                    Three Months Ended
                                                       September 30,
(Dollars in thousands)                            2000            1999
                                              ------------    ------------
Net income (loss)                             $      7,245           4,894
Other comprehensive income:
   Foreign currency
   translation adjustments                         (20,773)          7,851
   Change in fair value of foreign
   currency cash flow hedges                         2,079              --
                                              ------------    ------------
Total comprehensive income (loss)             $    (11,449)         12,745
                                              ------------    ------------

          HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                        AND SUBSIDIARIES
          Notes to Condensed Consolidated Financial Statements

NOTE  B - COMPREHENSIVE INCOME (continued)

The components of accumulated other comprehensive income as of September 30, 2000 and June 30, 2000 and the activity for the three months ended September 30, 2000 are presented below.

                      Cumulative     Accumulated   Accumulated Other
                      Translation    Derivative     Comprehensive
                      Adjustment     Gain/(Loss)     income(loss)
                    -------------   ------------   ---------------
June 30, 2000        $   (59,131)    $       --     $     (59,131)

Foreign currency
    translation
    adjustments          (20,773)            --           (20,773)
Change in fair
    value of foreign
    currency cash
    flow hedges               --          2,079             2,079
                     ------------   ------------    --------------
September 30, 2000    $  (79,904)    $    2,079      $    (77,825)
                     ------------   ------------    --------------

NOTE C - EARNINGS PER SHARE INFORMATION

                                  Three Months Ended September 30,
                                   2000                    1999
                           --------------------    --------------------
(000's omitted
except per share amounts)    Basic     Diluted       Basic     Diluted
                           ---------  ---------    ---------  ---------
Net income                 $   7,245      7,245        4,894      4,894
                           ---------  ---------    ---------  ---------
Weighted average shares
    outstanding               33,016     33,016       34,958     34,958
Employee stock options            --      1,446           --        438
                           ---------  ---------    ---------  ---------
Total weighted average
    shares outstanding        33,016     34,462       34,958     35,396
                           ---------  ---------    ---------  ---------
Earnings per share         $    0.22       0.21         0.14       0.14
                           ---------  ---------    ---------  ---------

         HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                      AND SUBSIDIARIES
         Notes to Condensed Consolidated Financial Statements

NOTE D - SEGMENTATION

The Company is engaged in the design, manufacture and marketing of high fidelity audio products. Our businesses are organized based on the end-user markets served - consumer and professional.

The Consumer Systems Group manufactures loudspeakers and electronics for high fidelity audio and video reproduction in the home, with computers and in vehicles. Home applications include two channel audio, multi-channel audio/video and personal computer audio.
Vehicle applications include audio, video, navigation, telematics, multi-media and wireless internet. Consumer products are marketed under brand names including JBL, Harman Kardon, Infinity, Becker, Revel, Lexicon, Mark Levinson and Proceed.

The Professional Group manufactures loudspeakers and electronics used by audio professionals in concert halls, cinemas, recording studios, broadcasting operations and live music events. Professional products are marketed worldwide under brand names including JBL, AKG, Soundcraft, Studer, DOD, Crown, Digitech and dbx.

The following table reports external sales and operating income by segment:

                                   Three Months Ended
                                      September 30,
($000s omitted)                   2000            1999
                              -----------     ------------
Net sales:
     Consumer Systems Group   $  285,359          260,885
      Professional Group         109,617           95,888
       Other                          --               --
                              -----------     ------------
                 Total        $  394,976          356,773
                              -----------     ------------
Operating income:
     Consumer Systems Group   $   21,250           12,133
     Professional Group            6,675            2,544
     Other                       (11,782)          (2,360)
                              -----------     ------------
                 Total        $   16,143           12,317
                              -----------     ------------

Other operating income (loss) is primarily comprised of corporate expenses net of subsidiary allocations.

         HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                     AND SUBSIDIARIES
     Notes to Condensed Consolidated Financial Statements

NOTE E - INVENTORIES

Inventories consist of the following:

                               September 30,            June 30,
($000's omitted)                   2000                   2000
                              --------------         --------------
Finished goods and inventory
       purchased for resale   $      141,586                134,038
Work in process                       43,746                 40,815
Raw materials and supplies           130,804                123,420
                              --------------         --------------
Total inventories             $      316,136                298,273
                              --------------         --------------

NOTE F - DERIVATIVES

The Company uses foreign currency forward contracts to hedge a portion of its forecasted transactions. These forward contracts are designated as foreign currency cash flow hedges and recorded at fair value in the statement of financial position. The recorded fair value is balanced by an entry to other comprehensive income (loss) in the statement of financial position until the underlying forecasted foreign currency transaction occurs. When the transaction occurs, the gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income (loss) to the same income statement line item in which the foreign currency gain or loss on the underlying hedged transaction is recorded. If the underlying forecasted transaction does not occur, the amount recorded in accumulated other comprehensive income (loss) is reclassified to the miscellaneous, net line of the income statement in the then-current period.

Because the amounts and the maturities of the derivatives approximate those of the forecasted exposures, changes in the fair value of the derivatives are highly effective in offsetting changes in the cash flows of the hedged items. Any ineffective portion of the derivatives is recognized in current earnings. The ineffective portion of the derivatives, which was immaterial for all periods presented, primarily results from discounts or premiums on forward contracts.

          HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                       AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements

NOTE F - DERIVATIVES (continued)

As of September 30, 2000, the Company had contracts maturing through June 2001 to purchase and sell the equivalent of approximately $34 million of various currencies to hedge
future foreign currency purchases and sales.   The Company
recorded approximately $0.2 million in net losses from cash flow hedges related to forecasted foreign currency transactions
in the three months ended September 30, 2000.    These losses
were offset by equivalent gains on the underlying hedged items. The amount as of September 30, 2000, that will be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months that is associated with these hedges is a loss of approximately $1.2 million.

The Company has also purchased forward contracts to hedge future cash flows due from foreign consolidated subsidiaries under operating lease agreements. As of September 30, 2000, the Company had such contracts in place to purchase and sell the equivalent of approximately $36 million of various currencies to hedge quarterly lease commitments through September 2004.
The amount as of September 30, 2000 that will be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months that is associated with these hedges is a gain of $0.8 million.


NOTE G - STOCK SPLIT

On August 16, 2000, the Company announced that its Board of Directors had approved a two-for-one split of its common stock in the form of a 100% stock dividend with a record date of August 28, 2000, and a distribution date of September 19, 2000. Share and per share amounts have been restated to reflect the stock split for all periods presented.


NOTE H - LEGAL PROCEEDINGS

The Company is a defendant in a lawsuit entitled Bose Corporation v. JBL, Inc., and Infinity Systems, Inc., United States District Court, District of Massachusetts. In this case, Bose sued JBL and Infinity for infringement of a U.S. patent owned by Bose relating to the use of elliptical ports in loudspeaker cabinets.

          HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                       AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements


NOTE H - LEGAL PROCEEDINGS (continued)

On September 1, 2000, the trial court issued a judgment in favor of Bose in the amount of $5.7 million. In addition, the court initially issued a permanent injunction prohibiting JBL and Infinity from the manufacture and sale of loudspeakers in the United States utilizing elliptical ports. On September 27, 2000 the trial court modified its permanent injunction to allow JBL and Infinity to sell from its current inventory in the United States loudspeakers covered by the initial ruling through November 26, 2000. The ruling requires the Company to account for such sales at a later date. As a result of this modified order, the Company believes the ultimate judgement by the trial court will increase from $5.7 million to approximately $7.0 million plus interest. Management believes the trial court erred in its ruling and is appealing the decision. Regardless of the outcome of this proceeding, management believes that this action will not have a material adverse effect on the Company's business, results of operations or financial condition.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
              AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION

 RESULTS OF OPERATIONS
 ---------------------

COMPARISON OF THE THREE MONTH PERIODS ENDED
SEPTEMBER 30, 2000 AND 1999

Net sales for the first quarter ended September 30, 2000 increased 11 percent to $395.0 million. Sales in the first quarter last year totaled $356.8 million. Exclusive of currency effects, sales rose 18 percent in the quarter.

The Consumer Systems Group reported sales of $285.4 million for the quarter, an increase of 9 percent over the same period last year and an 18 percent increase excluding currency effects. Operating income increased 75 percent to $21.3 million. Sales of consumer audio products were slightly higher than last year's, and sales to personal computer manufacturers increased 9 percent. Sales to the automakers increased 13 percent over the prior year and 24 percent excluding currency effects. In North America and Asia, the introduction of new Mark Levinson digital audio systems for the Lexus LS430, LX470, GS300/400 and SC300 models contributed to the growth. Audio system shipments to Toyota and Mitsubishi also increased substantially. In Europe, Becker reported strong sales to the Mercedes Benz division of DaimlerChrysler and robust sales of navigation systems in the aftermarket.

The Professional Group reported sales of $109.6 million for the quarter, a 14 percent increase over the prior year and a 20 percent increase excluding currency effects. Operating income more than doubled to $6.7 million. Crown, a professional amplifier manufacturer acquired in March 2000, contributed to the growth, offset by the June 2000 divestiture of Orban. AKG reported solid sales growth due to a new contract with General Motors for supply of hands-free microphones used in the OnStar system. JBL sales reflected softness in the United States cinema market, offset by strong cinema sales in Asia and Europe.

The gross profit margin for the quarter ended September 30, 2000 was 27.8 percent ($109.7 million) compared to 27.0 percent ($96.2 million) in the same period last year. Gross margins increased due to changes in sales mix, higher sales and improved factory leverage.

Selling, general and administrative costs were 23.7 percent of sales ($93.6 million) for the three months ended September 30, 2000, compared to 23.5 percent ($83.9 million) for the same period last year. Selling, general and administrative expenses increased due to non-cash charges totaling $5.5 million for the vesting of executive performance stock options.

Operating income as a percentage of sales was 4.1 percent
($16.1 million) for the quarter ended September 30, 2000, compared to 3.5 percent ($12.3 million) for the same period in the prior year. Operating income increased due to sales growth and higher gross margins.

Interest expense for the three months ended September 30, 2000 was $5.7 million compared to $4.6 million in the same quarter last year. Interest expense increased due to higher interest rates.
The weighted average interest rate on borrowings for the quarter ended September 30, 2000 increased to 6.7 percent, compared to
5.5 percent in the same period last year. Rates increased due to market conditions and a larger percentage of borrowings in U.S. dollars. Average borrowings outstanding of $342.7 million for the first quarter of fiscal 2001 approximated last year's average for the same period of $338.2 million.

Income before income taxes for the first quarter was $10.2 million, compared to $7.1 million in the same period last year.

The effective tax rate for the first quarter of fiscal 2001 was 29.0 percent, compared to 31.0 percent for the same period a year ago.
The effective tax rates were below the U.S. statutory rate due to utilization of tax credits, realization of certain tax benefits for United States exports and the utilization of tax loss carryforwards at certain foreign subsidiaries. The Company calculates its effective tax rate based upon its current estimate of annual results.

Net income for the three months ended September 30, 2000 was $7.2 million, compared to income of $4.9 million reported for the same period last year.

Basic earnings per share for the three months ended September
30, 2000 were $0.22, and diluted earnings per share were $0.21.
In the same period last year, basic and diluted earnings per share were $0.14.

 FINANCIAL CONDITION
 -------------------

Net working capital at September 30, 2000 was $365.8 million, compared with $309.6 million at June 30, 2000 and $407.0 million at September 30, 1999. Working capital increased compared to June 30, 2000 due to higher inventory balances driven by seasonality of sales and lower accounts payable, primarily reflecting the timing of payments to vendors.

The Company continued its common stock repurchase program.
For the three months ended September 30, 2000, the Company acquired and placed in treasury 1,825,400 shares of its common stock at a total cost of $52.8 million.

Borrowings under the revolving credit facility at September
30, 2000 were $122.6 million, comprised of swing line borrowings of $4.4 million, which were included in short term borrowings, and competitive advance borrowings and revolving credit borrowings of $118.2 million. Borrowings under the revolving credit facility at June 30, 2000 were $15.0 million, comprised of swing line borrowings of $3.2 million and competitive advance borrowings and revolving credit borrowings of $11.8 million. Borrowings under the revolving credit facility increased due to higher working capital levels, common stock repurchases and capital expenditures.



    Except for historical information contained herein, the matters discussed are forward-looking statements which involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements, including, but not limited to, the effect of economic conditions, product demand, currency exchange rates, labor disputes, availability of key components, competitive products and other risks detailed in the Company's other Securities and Exchange Commission filings.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is a defendant in a lawsuit entitled Bose Corporation
v. JBL, Inc., and Infinity Systems, Inc., United States District Court, District of Massachusetts. In this case, Bose sued JBL and Infinity for infringement of a U.S. patent owned by Bose relating to the use of elliptical ports in loudspeaker cabinets. On September 1, 2000, the trial court issued a judgment in favor of Bose in the amount of $5.7 million. In addition, the court initially issued a permanent injunction prohibiting JBL and Infinity from the manufacture and sale of loudspeakers in the United States utilizing elliptical ports. On September 27, 2000 the trial court modified its permanent injunction to allow JBL and Infinity to sell from its current inventory in the United States loudspeakers covered by the initial ruling through November 26, 2000. The ruling requires the Company to account for such sales at a later date. As a result of this modified order, the Company believes the ultimate judgement by the trial court will increase from $5.7 million to approximately $7.0 million plus interest. Management believes the trial court erred in its ruling and is appealing the decision. Regardless of the outcome of this proceeding, management believes that this action will not have a material adverse effect on the Company's business, results of operations or financial condition.

There are various other legal claims pending against the Company, but in the opinion of management, liabilities, if any, arising from such claims will not have a material adverse effect on the Company's business, results of operations or financial condition.

Item 2.  Changes in Securities

          None.

Item 3.  Defaults Upon Senior Securities

          None.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The date of the Annual Meeting of Stockholders was November 9, 2000.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

Item 4.  Submission of Matters to a Vote of Security Holders (cont.)

         (b) Gregory P. Stapleton was re-elected as a director of the Company with 12,358,420 affirmative votes and 2,389,178 votes withholding authority. Mr. Stapleton will serve a three-year term expiring at the 2003 Annual
              Meeting of Stockholders.

         (c) Mr. Edward H. Meyer was re-elected as a director of the Company with 12,357,737 affirmative votes and 2,389,861 votes withholding authority. Mr. Meyer will serve a three-year term expiring at the 2003 Annual Meeting of Stockholders.

         (d) Mr. Stanley A. Weiss was re-elected as a director of the Company with 9,741,945 affirmative votes and 5,005,653 votes withholding authority. Mr. Weiss will serve a three-year term expiring at the 2003 Annual Meeting of Stockholders.

         (e) The proposal to amend the Company's Restated and Amended Certificate of Incorporation to increase the number of authorized shares of the Company's
              Common Stock was approved with 14,185,588 affirmative votes, 463,197 negative votes and 98,813 votes withholding authority.

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

Item 6.  Exhibits and Reports on Form 8-K (cont.)

         (b)  Reports on Form 8-K (cont.)

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


          HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
	                  (Registrant)



DATE: November 14,2000    BY: /s/ Bernard A.Girod
                             ---------------------
                              Bernard A. Girod
                              Vice Chairman and Chief
                              Executive Officer


DATE: November 14,2000    BY: /s/ Frank Meredith
                             ---------------------
                              Frank Meredith
                              Executive Vice President
                              and Chief Financial Officer