Form 10-Q
period 2000-12-31
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2001-02-14
CIK 800459

                          FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.   20549

           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

             For Quarter Ended:  December 31, 2000

                Commission File Number:  1-9764

         HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

        DELAWARE                                    11-2534306
---------------------------------     -----------------------------------
(State or other jurisdiction          (I.R.S. Employer Identification No.)
of incorporation or organization)

            1101 PENNSYLVANIA AVENUE, NW  WASHINGTON, D.C. 20004
-------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip code)

                        (202) 393-1101
    -----------------------------------------------------------
      (Registrant's telephone number, including area code)

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

31,998,378 shares of Common Stock, $.01 par value, at January 31, 2001.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                          INDEX


PART I.  FINANCIAL INFORMATION                               PAGE NO.

Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets -
      December 31, 2000 and June 30, 2000                       3

   Condensed Consolidated Statements of Operations -
      Three and six months ended December 31, 2000 and 1999     4

   Condensed Consolidated Statements of Cash Flows -
      Six months ended December 31, 2000 and 1999               5

   Notes to Condensed Consolidated Financial Statements         6-11

Item 2.  Management's Discussion and Analysis of the
         Results of Operations and Financial Condition          12-15


PART II.  OTHER INFORMATION                                     16-17


SIGNATURES                                                      18

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS
            DECEMBER 31, 2000 AND JUNE 30, 2000
          (000s omitted except per share amounts)

ASSETS                                            12/31/00             06/30/00
                                               --------------       --------------
Current assets
   Cash and cash equivalents                   $       7,414                4,365
   Receivables (less allowance for doubtful
      accounts of $11,453 at December 31,
      2000 and $11,760 at June 30, 2000)             322,938              306,596
   Inventories                                       368,636              298,273
   Other current assets                               66,319               61,792
                                               --------------       --------------
Total current assets                                 765,307              671,026
                                               --------------       --------------
Property, plant and equipment, net                   265,798              251,737
Excess of cost over fair value of assets
   acquired, net                                     160,420              166,647
Other assets                                          39,079               48,095
                                               --------------       --------------
Total assets                                   $   1,230,604            1,137,505
                                               --------------       --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Short-term borrowings                       $      17,486               14,969
   Current portion of long-term debt                   4,392                7,537
   Accounts payable                                  136,055              161,333
   Accrued liabilities                               173,545              177,542
                                               --------------       --------------
Total current liabilities                            331,478              361,381
                                               --------------       --------------
Borrowings under revolving credit
   facility                                          173,907               11,835
Senior long-term debt                                242,592              242,983
Other non-current liabilities                         34,975               33,918
Minority interest                                      1,062                1,055
Shareholders' equity
   Common stock, $.01 par value                          377                  188
   Additional paid-in capital                        294,927              292,897
   Accumulated other comprehensive
      income (loss)                                  (63,903)             (59,131)
   Retained earnings                                 352,161              322,383
   Less common stock held in treasury               (136,972)            ( 70,004)
                                               --------------       --------------
Total shareholders' equity                           446,590              486,333
                                               --------------       --------------
Total liabilities and shareholders' equity     $   1,230,604            1,137,505
                                               --------------       --------------

See accompanying Notes to Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
           (000s omitted except per share amounts)

                                 Three Months Ended           Six Months Ended
                                    December 31,                December 31,
                                 2000          1999          2000          1999
                              ---------     ---------     ---------     ---------
Net sales                     $ 438,176       450,826       833,152       807,599
Cost of sales                   316,583       324,335       601,849       584,865
                              ---------     ---------     ---------     ---------
Gross profit                    121,593       126,491       231,303       222,734
Selling, general and
    administrative expenses      81,910        88,937       175,477       172,863
                              ---------     ---------     ---------     ---------
Operating income                 39,683        37,554        55,826        49,871
Other expense
    Interest expense              5,615         5,077        11,345         9,707
    Miscellaneous, net               48           381           251           975
                              ---------     ---------     ---------     ---------
Income before income taxes       34,020        32,096        44,230        39,189
Income tax expense                9,866         9,789        12,831        11,988
                              ---------     ---------     ---------     ---------
Net income                    $  24,154        22,307        31,399        27,201
                              ---------     ---------     ---------     ---------


Basic earnings per share      $     .75           .65           .96           .78
                              ---------     ---------     ---------     ---------
Diluted earnings per share    $     .72           .64           .92           .77
                              ---------     ---------     ---------     ---------
Weighted average shares
    outstanding - basic          32,130        34,386        32,573        34,666
                              ---------     ---------     ---------     ---------
Weighted average shares
    outstanding - diluted        33,764        34,948        34,118        35,168
                              ---------     ---------     ---------     ---------




See accompanying Notes to Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                      ($000s omitted)

                                                       2000                 1999
                                                  --------------       --------------
Cash flows from operating activities:
   Net income                                     $      31,399               27,201
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation                                          28,519               27,566
   Amortization of intangible assets                      7,758                3,469
Changes in assets and liabilities:
 (Increase) decrease in:
   Receivables                                          (15,592)             (13,681)
   Inventories                                          (70,408)              (9,469)
   Other current assets                                  (4,170)               1,859
(Decrease) increase in:
   Accounts payable                                     (24,134)               7,914
   Accrued liabilities                                   (3,953)               6,438
   Other operating activities                               477                 (270)
                                                  --------------       --------------
Net cash provided by (used in)                    $     (50,104)              51,027
      operating activities                        --------------       --------------
Cash flows from investing activities:
   Payment for purchase of companies,
        net of cash acquired                      $          --              (11,691)
   Proceeds from disposition of assets                       --                7,134
   Loan collections                                      12,259                2,670
   Capital expenditures                                 (45,256)             (33,036)
   Purchased and capitalized software expenditure        (7,148)              (3,572)
   Other items, net                                       2,563                 (712)
                                                  --------------       --------------
Net cash used in investing activities             $     (37,582)             (39,207)
                                                  --------------       --------------
Cash flows from financing activities:
   Borrowings on (repayments of) lines of credit  $       2,316               (4,566)
   Net proceeds from long-term debt                     155,228               24,141
   Shares repurchases                                   (66,968)             (25,745)
   Dividends paid to shareholders                        (1,621)              (1,731)
   Proceeds from exercise of stock options                2,218                  376
                                                  --------------       --------------
Net cash provided by (used in)                    $      91,173               (7,525)
        financing activities                      --------------       --------------
Effect of exchange rates on cash                           (438)                (152)
                                                  --------------       --------------
Net increase (decrease) in cash and
   cash equivalents                               $       3,049                4,143
Cash and cash equivalents
   at beginning of period                                 4,365                2,963
                                                  --------------       --------------
Cash and cash equivalents at end of period        $       7,414                7,106
                                                  --------------       --------------
Supplemental disclosures of cash flow information:
   Interest paid                                  $      11,940                9,678
   Income taxes paid                              $       8,391                5,283

Supplemental disclosures of non-cash investing activities:
   Fair value of assets acquired                  $          --               21,549
   Payment for purchase of company                           --               11,691
                                                  --------------       --------------
   Liabilities assumed                            $          --                9,858
                                                  --------------       --------------

See accompanying Notes to Condensed Consolidated Financial Statements.

   HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

The Company's Condensed Consolidated Financial Statements as of December 31, 2000, and for the three and six months ended December 31, 2000 and 1999, have not been audited by the Company's independent auditors; however, in the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company and subsidiaries as of December 31, 2000 and the results of their operations and their cash flows for the periods presented.

Where necessary, prior years' information has been reclassified to conform to the current year consolidated financial statement presentation.

These financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

The results of operations for the three and six months ended
December 31, 2000, are not necessarily indicative of the results to be expected for the full year.

NOTE B - COMPREHENSIVE INCOME

Comprehensive income and its components for the three and six months ended December 31, 2000 and 1999 are presented below.

                                      Three months Ended          Six months Ended
                                          December 31,              December 31,
(Dollars in thousands)                2000          1999          2000           1999
                                   -----------   -----------   -----------   -----------
Net income                         $   24,154        22,307        31,399        27,201

Other comprehensive income:
Foreign currency
  translation adjustments              16,022       (10,524)       (4,751)       (2,673)
Change in fair value of foreign
 currency cash flow hedges             (2,100)           --           (21)           --
                                   -----------   -----------   -----------   -----------
Total comprehensive income (loss)  $   38,076        11,783        26,627        24,528
                                   -----------   -----------   -----------   -----------

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

NOTE B - COMPREHENSIVE INCOME (continued)

The components of accumulated other comprehensive income as of December 31, 2000 and June 30, 2000 and the activity for the six months ended December 31, 2000 are presented below.

                        Cumulative      Accumulated   Accumulated Other
                        Translation     Derivative     Comprehensive
                        Adjustment      Gain/(Loss)     income(loss)
                      ---------------  -------------  ------------------
June 30, 2000         $      (59,131)            --             (59,131)

Foreign currency
    translation
    adjustments               (4,751)            --              (4,751)
Change in fair
    value of foreign
    currency cash
    flow hedges                   --            (21)                (21)
                      ---------------  -------------  ------------------
December 31, 2000     $      (63,882)           (21)            (63,903)
                      ---------------  -------------  ------------------

NOTE C - EARNINGS PER SHARE INFORMATION

                                               Three Months Ended December 31,
                                                  2000                1999
                                           ------------------   ------------------
(000's omitted except per share amounts)     Basic    Diluted     Basic    Diluted
                                           --------  --------   --------  --------
Net income                                 $ 24,154    24,154     22,307    22,307
                                           --------  --------   --------  --------
Weighted average shares
    outstanding                              32,130    32,130     34,386    34,386
Employee stock options                           --     1,634         --       562
                                           --------  --------   --------  --------
Total weighted average
    shares outstanding                       32,130    33,764     34,386    34,948
                                           --------  --------   --------  --------


Earnings per share                         $    .75       .72        .65       .64
                                           --------  --------   --------  --------

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

NOTE C - EARNINGS PER SHARE INFORMATION (continued)

                                                      Six Months Ended December 31,
                                                      2000                     1999
                                              --------------------     --------------------
(000's omitted except per share amounts)        Basic      Diluted        Basic     Diluted
                                              ---------  ---------     ---------  ---------
Net income                                    $  31,399     31,399        27,201     27,201
                                              ---------  ---------     ---------  ---------
Weighted average shares
    outstanding                                  32,573     32,573        34,666     34,666
Employee stock options                               --      1,545            --        502
                                              ---------  ---------     ---------  ---------
Total weighted average
    shares outstanding                           32,573     34,118        34,666     35,168
                                              ---------  ---------     ---------  ---------

Earnings per share                            $     .96        .92           .78        .77
                                              ---------  ---------     ---------  ---------

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

The Professional Group manufactures loudspeakers and electronics used by audio professionals in concert halls, cinemas, recording studios, broadcasting operations and live music events. Professional products are marketed worldwide under brand names including JBL, AKG, Studer, Soundcraft, Crown, DOD, Digitech and dbx.

HARMAN INTERNATIONAL INDUSTRIES,INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

NOTE D - SEGMENTATION (continued)

The following table reports external sales and operating income by segment for the three and six months ended December 31, 2000 and 1999.

                                    Three Months Ended           Six Months Ended
                                       December 31,                December 31,
($000s omitted)                     2000          1999          2000          1999
                                -----------   -----------    -----------   -----------
Net sales:
     Consumer Systems Group     $  326,406       338,718        611,765       599,603
     Professional Group            111,770       112,108        221,387       207,996
     Other                              --            --             --            --
                                -----------   -----------    -----------   -----------
                 Total          $  438,176       450,826        833,152       807,599
                                -----------   -----------    -----------   -----------

Operating income (loss):
     Consumer Systems Group     $   33,214        34,327         54,464        46,460
     Professional Group              9,373         7,481         16,048        10,025
     Other                          (2,904)       (4,254)       (14,686)       (6,614)
                                -----------   -----------    -----------   -----------
                 Total          $   39,683        37,554         55,826        49,871
                                -----------   -----------    -----------   -----------

Consumer Systems Group sales for the three and six months ended December 31, 2000 have been reduced by $16.6 million for a non-recurring repurchase of inventory from a European consumer electronics distributor.  Other operating income (loss) is primarily comprised of corporate expenses less subsidiary allocations.

NOTE E - INVENTORIES

Inventories consist of the following:

                                    December 31,           June 30,
($000's omitted)                       2000                  2000
                                   --------------       --------------
Finished goods and inventory
  purchased for resale             $     171,871              134,038
Work in process                           49,314               40,815
Raw materials and supplies               147,451              123,420
                                   --------------       --------------
Total inventories                  $     368,636              298,273
                                   --------------       --------------

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

As of December 31, 2000, the Company had contracts maturing through June 2001 to purchase and sell the equivalent of approximately
$23.2 million of various currencies to hedge future foreign currency purchases and sales. The Company recorded approximately $0.7 million in net losses from cash flow hedges related to forecasted foreign currency transactions in the six months ended December 31, 2000. These losses were offset by equivalent gains on the underlying hedged items. The amount as of December 31, 2000, that will be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months that is associated with these hedges is not material.

The Company has also purchased forward contracts to hedge future cash flows due from foreign consolidated subsidiaries under operating lease agreements. As of December 31, 2000, the Company had such

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

NOTE F - DERIVATIVES (continued)

contracts in place to purchase and sell the equivalent of approximately $36.1 million of various currencies to hedge quarterly lease commitments through September 2004. The amount as of December 31, 2000 that will be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months that is associated with these hedges is a gain of $0.1 million.

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

On September 1, 2000, the trial court issued a judgement in favor of Bose in the amount of $5.7 million. In addition, the court initially issued a permanent injunction prohibiting JBL and Infinity from the manufacture and sale of loudspeakers in the United States utilizing elliptical ports. The judgement will be increased to $7.2 million, plus interest, to account for sales for the five months preceding the trial court's judgement and for sales made from JBL and Infinity inventory between September 27, 2000 and November 26, 2000 as permitted by the trial court's September 27, 2000 modification of its permanent injunction. Management believes the trial court erred in its ruling and is appealing the decision. If the Company is unsuccessful in its appeal and must pay $7.2 million plus interest in accordance with the trial court's judgement, this will have a material adverse effect on the results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTH PERIODS ENDED
DECEMBER 31, 2000 AND 1999

Net sales for the three months ended December 31, 2000 were $438.2 million after reducing sales for a non-recurring $16.6 million repurchase of inventory from a European consumer electronics distributor. Gross sales for the second quarter totaled $482.3 million. Gross sales in the same period last year were $476.1 million. Excluding currency effects, gross sales increased 10 percent. Net sales for the six months ended December 31, 2000 were $833.2 million after reducing sales for the inventory repurchase, a 12 percent increase excluding currency effects. Gross sales for the six months were $895.7 million, up 5 percent versus the same period in the prior year and 14 higher excluding currency effects.

The Consumer Systems Group reported sales of $326.4 million for the three months ended December 2000. Excluding the non-recurring $16.6 million inventory repurchase, the group reported sales of $343.0 million for the quarter, an increase of 1 percent over the prior year and 11 percent higher excluding currency effects. Sales of consumer audio products were slightly higher than last year while sales to the personal computer manufacturers decreased.
Sales to the automakers increased 2 percent over last year's second quarter and 14 percent excluding currency effects. In North America and Asia, the introduction of new Mark Levinson digital audio systems for Lexus and strong gains with Toyota and Mitsubishi offset lower sales to Chrysler.
In Europe, Becker reported strong sales to the Mercedes Benz division of DaimlerChrysler and robust sales of navigation systems in the aftermarket.

The Consumer Systems Group reported sales of $611.8 million for the six months ended December 2000. Excluding the $16.6 million inventory repurchase, the Group reported sales of $628.4 million for the six months ended December 2000, a 5 percent increase over the same period last year and a 14 percent increase excluding currency effects. Sales of consumer audio products exceeded last year. Sales to the computer manufacturers were lower than last year.
Sales to the automakers increased 7 percent over the same period last year and 18 percent excluding the effects of currency translation. In North American and Asia, the introduction of new Mark Levinson digital audio systems for Lexus and strong gains with Toyota and Mitsubishi offset lower sales to Chrysler. In Europe, Becker reported strong sales to the Mercedes Benz division of DaimlerChrysler and robust sales of navigation systems in the aftermarket.

The Professional Group reported flat sales of $111.8 million for the quarter. Excluding currency effects, sales increased 8 percent. JBL

Professional was affected by softness in cinema sales. AKG sales to the wireless telephone makers were lower than last year, but this was mostly offset by new business with General Motors for hands-free microphones used in the OnStar system. The June 2000 divestiture of Orban reduced sales results. The March 2000 acquisition of Crown increased sales results.

The Professional Group reported sales of $221.4 million for the six months ended December 2000, a 6 percent increase over the same period last year and a 14 percent increase excluding currency effects. Crown, acquired March 2000, contributed to the growth, offset by the June 2000 divestiture of Orban. AKG sales to the wireless telephone makers were lower than last year, but this was mostly offset by the new hands-free microphone business with General Motors OnStar. JBL Professional was affected by softness in cinema sales.

The gross profit margin for the quarter ended December 2000 was 27.7 percent ($121.6 million) compared to 28.1 percent ($126.5 million) in the same period last year. Gross profit margin for the six months ended December 2000 was 27.8 percent ($231.3 million) compared to 27.6 percent ($222.7 million) last year. The gross profit margin for the second quarter was slightly lower due to lower than anticipated sales levels and the clearance of certain older products in our international consumer division. The gross profit margin for the six months ended December 2000 was higher due to changes in sales mix and improved factory leverage.

Selling, general and administrative costs as a percentage of sales were
18.7 percent ($81.9 million) for the second quarter and 21.1 percent
($175.5 million) for the six months ended December 2000. Selling, general and administrative costs were 19.7 percent of sales ($88.9 million) for the second quarter and 21.4 percent ($172.9 million) for the six months ended December 1999. Selling, general and administrative costs for the second quarter were lower than last year due to lower advertising costs and lower corporate expenses. Selling, general and administrative costs for the six months ended December 2000 were lower as a percent of sales due to costs incurred in the prior year to complete the integration of Oxford, acquired August 1997, into the North American automotive OEM operations, lower corporate expenses and lower advertising partially offset by a non-cash charge totaling $5.5 million for the vesting of executive performance stock options and increased research and development expenses.

Operating income as a percent of sales was 9.1 percent ($39.7 million) for the second quarter and 6.7 percent ($55.8 million) for the six months ended December 2000. Last year, operating income as a percent of sales was 8.3 percent ($37.6 million) for the second quarter and 6.2 percent ($49.9 million) for the first half.

Interest expense for the three months ended December 2000 was $5.6 million compared to $5.1 million in the same quarter last year. For the six months ended December 2000, interest expense was $11.3 million, compared to $9.7 million last year. Interest expense increased due to higher borrowings. Average borrowings outstanding were $415.6 million for the second quarter of fiscal 2000 and $378.9 million for the first half, compared to $343.9 million and $339.2 million, respectively, for the same periods in the prior year.

The weighted average interest rate on borrowings was 5.4 percent for the second quarter and 6.0 percent for the six months ended December 2000. The weighted average interest rates for the comparable periods in the prior year were 5.9 percent and 5.7 percent, respectively.

Income before income taxes for the second quarter was $34.0 million, compared to $32.1 million in the prior year. For the six months ended December 2000, income before taxes was $44.2 million compared to $39.2 million in the same period last year.

The effective tax rate for the three and six months ended December 2000, was 29.0 percent, compared to 30.5 percent reported for the same periods last year. The effective tax rates were below the U.S. statutory rate due to utilization of tax credits, realization of certain tax benefits for United States exports and the utilization of tax loss carryforwards at certain foreign subsidiaries. The Company calculates its effective tax rate based upon its current estimate of annual results.

Net income for the three months ended December 2000 was $24.2 million, compared to a net income of $22.3 million in the prior year. Net income for the six months ended December 2000 was $31.4 million, compared to $27.2 million in the same period last year.

Basic earnings per share for the three months ended December 2000 were $.75, and diluted earnings per share were $.72. In the same period last year, basic earnings per share were $.65 and diluted earnings per share were $.64.

Basic earnings per share for the six months ended December 2000 were $.96, and diluted earnings per share were $.92. For the six months last year, basic earnings per share were $.78 and diluted earnings per share were $.77.

FINANCIAL CONDITION

Net working capital at December 31, 2000 was $433.8 million, compared with $309.6 million at June 30, 2000. The working capital increase was primarily due to higher receivables and inventories and lower accounts payable at December compared to June. Inventories were higher at December 2000 due to anticipated increased sales level for the following quarter, higher safety stocks of difficult to procure integrated circuits in our automotive electronics businesses, lower than anticipated sales late in the quarter ended December 2000 and the non-recurring repurchase of inventory from a European consumer electronics distributor. Accounts payable decreased due to the timing of vendor payments.

The Company continued its common stock repurchase program. In the first half of fiscal 2000, the Company acquired and placed in treasury 2,201,300 shares of its common stock at a cost of $67.0 million. The common stock repurchase program has been temporarily suspended until substantive reductions in working capital levels are achieved.

Borrowings under the revolving credit facility at December 31, 2000 were $177.8 million, comprised of swing line borrowings of $3.9 million, which were included in short-term borrowings, and competitive advance borrowings and revolving credit borrowings of $173.9 million. Borrowings under the revolving credit facility at June 30, 2000 were $15.0 million, comprised of swing line borrowings of $3.2 million and competitive advance borrowings and revolving credit borrowings of $11.8 million. Borrowings under the revolving credit facility increased due to higher working capital levels, common stock repurchases and capital expenditures.

Prospects for the Company's third quarter are less favorable as the Company forecasts a decline in Multimedia sales as personal computer sales continue to falter, and softness in Consumer sales both domestically and abroad. Additionally, the Company plans a $12 to $15 million restructuring in the third quarter to complete the reorganization of the Consumer International Group. This will include costs to consolidate five warehouses into two, termination costs and other costs to convert from two-step distribution to direct sales to retailers.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE
         ABOUT MARKET RISK

There have been no material changes in the Company's market risk exposures since June 30, 2000.

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

On September 1, 2000, the trial court issued a judgement in favor of Bose in the amount of $5.7 million. In addition, the court initially issued a permanent injunction prohibiting JBL and Infinity from the manufacture and sale of loudspeakers in the United States utilizing elliptical ports. The judgement will be increased to $7.2 million, plus interest, to account for sales for the five months preceding the trial court's judgement and for sales made from JBL and Infinity inventory between September 27, 2000 and November 26, 2000 as permitted by the trial court's September 27, 2000 modification of its permanent injunction. Management believes the trial court erred in its ruling and is appealing the decision. If the Company is unsuccessful in its appeal and must pay $7.2 million plus interest in accordance with the trial court's judgement, this will have a material adverse effect on the results of operations.

There are various other legal claims pending against the Company, but in the opinion of management, liabilities, if any, arising from such claims will not have a material adverse effect on the Company's business, results of operations or financial condition.

Item 2.  Changes in Securities and use of proceeds

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


             HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
	                     (Registrant)



DATE:  February 14, 2001    BY:   /s/ Bernard A. Girod
                                  -------------------------------
                                  Bernard A. Girod
                                  Vice Chairman and Chief
                                  Executive Officer


DATE:  February 14, 2001    BY:   /s/ Frank Meredith
                                  -------------------------------
                                  Frank Meredith
                                  Executive Vice President
                                  and Chief Financial Officer