Form 10-Q
period 2001-03-31
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2001-05-15
CIK 800459

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For Quarter Ended:  March 31, 2001

                 Commission File Number:  1-9764

        HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
------------------------------------------------------------
(Exact name of registrant as specified in its charter)

             DELAWARE                             11-2534306
----------------------------------  ------------------------------------
(State or other jurisdiction        (I.R.S. Employer Identification No.)
of incorporation or organization)

         1101 PENNSYLVANIA AVENUE, NW  WASHINGTON, D.C. 20004
------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip code)

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

32,020,021 shares of Common Stock, $.01 par value, at April 30, 2001.









HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

                             INDEX


PART I.  FINANCIAL INFORMATION                               PAGE NO.

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         March 31, 2001 and June 30, 2000                          3

         Condensed Consolidated Statements of Operations -
         Three and nine months ended March 31, 2001 and 2000       4

         Condensed Consolidated Statements of Cash Flows -
         Nine months ended March 31, 2001 and 2000                 5

         Notes to Condensed Consolidated Financial Statements      6-11

Item 2.  Management's Discussion and Analysis of the
         Results of Operations and Financial Condition             12-16


PART II. OTHER INFORMATION                                         17

SIGNATURES                                                         18

EXHIBIT 10.69                                                      19
























                           2

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
        CONDENSED CONSOLIDATED BALANCE SHEETS
           MARCH 31, 2001 AND JUNE 30, 2000
         (000s omitted except per share amounts)

ASSETS                                          03/31/01          06/30/00
                                              -------------     -------------
Current assets
   Cash and cash equivalents                  $      6,299             4,365
   Receivables (less allowance for doubtful
      accounts of $11,161 at March 31,
      2001 and $11,760 at June 30, 2000)           310,556           306,596
   Inventories                                     349,856           298,273
   Other current assets                             60,063            61,792
                                             -------------      -------------
Total current assets                               726,774           671,026
                                             -------------      -------------
Property, plant and equipment, net                 250,588           251,737
Excess of cost over fair value of assets
   acquired, net                                   151,147           166,647
Other assets                                        40,730            48,095
                                             -------------      -------------
Total assets                                    $1,169,239         1,137,505
                                             -------------      -------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Short-term borrowings                      $     10,577            14,969
   Current portion of long-term debt                 2,415             7,537
   Accounts payable                                117,404           161,333
   Accrued liabilities                             182,100           177,542
                                             -------------      -------------
Total current liabilities                          312,496           361,381
                                             -------------      -------------
Borrowings under revolving credit
   facility                                        171,951            11,835
Senior long-term debt                              240,731           242,983
Other non-current liabilities                       33,397            33,918
Minority interest                                      982             1,055
Shareholders' equity
  Common stock, $.01 par value                         377               188
  Additional paid-in capital                       295,706           292,897
  Other comprehensive income (loss):
          Cumulative translation adjustment        (82,392)          (59,131)
  Retained earnings                                332,963           322,383
  Less common stock held in treasury              (136,972)          (70,004)
                                              -------------     -------------
Total shareholders' equity                         409,682           486,333
                                              -------------     -------------
Total liabilities and shareholders' equity      $1,169,239         1,137,505
                                              -------------     -------------

See accompanying Notes to Condensed Consolidated Financial Statements.
                           3

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000
          (000s omitted except per share amounts)

                                   Three Months Ended       Nine Months Ended
                                       March 31,               March 31,
                                     2001        2000        2001        2000
                                  ----------  ----------  ----------  ----------

Net sales                         $ 435,658     423,931   1,268,810   1,231,530
Cost of sales                       339,316     299,752     941,165     884,617
                                  ----------  ----------  ----------  ----------
Gross profit                         96,342     124,179     327,645     346,913

Selling, general &
     administrative                 114,823      87,335     290,300     260,198
                                  ----------  ----------  ----------  ----------
Operating income (loss)             (18,481)     36,844      37,345      86,715
Other expense:
  Interest expense                    7,249       4,917      18,594      14,624
  Miscellaneous, net                    174         489         425       1,464
                                  ----------  ----------  ----------  ----------
Income (loss) before income taxes   (25,904)     31,438      18,326      70,627
Income tax expense (benefit)         (7,512)      9,121       5,319      21,109
                                  ----------  ----------  ----------  ----------
Net income (loss)                 $ (18,392)     22,317      13,007      49,518
                                  ----------  ----------  ----------  ----------



Basic earnings (loss) per share   $   (0.57)       0.65        .40         1.43
                                  ----------  ---------- ----------   ----------
Diluted earnings (loss) per share $   (0.57)       0.63        .38         1.40
                                  ----------  ---------- ----------   ----------


Weighted average shares
    outstanding - basic              31,998      34,332     32,383       34,550
                                  ----------  ----------  ----------  ----------
Weighted average shares
    outstanding - diluted            31,998      35,464     33,842       35,272
                                  ----------  ----------  ----------  ----------

















See accompanying Notes to Condensed Consolidated Financial Statements.


                           4

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                 ($000s omitted)
                                                      2001           2000
                                                   ----------     ----------
Cash flows from operating activities:
   Net income                                      $  13,007         49,518
Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
   Depreciation                                       42,805         41,040
   Amortization of intangible assets                  11,180          6,118
   Loss on disposal of assets                          2,678            ---
Changes in assets and liabilities:
Decrease (increase) in:
   Receivables                                       (14,199)       (13,713)
   Inventories                                       (64,668)       (21,090)
   Other current assets                                2,316         11,194
Increase (decrease) in:
   Accounts payable                                  (38,374)        11,793
   Accrued liabilities                                10,054         21,611
   Other operating activities                            260           (426)
                                                   ----------     ----------
Net cash provided by (used in)                     $ (34,941)        106,045
       operating activities                        ----------     ----------
Cash flows from investing activities:
   Payment for purchase of companies,
     net of cash acquired                          $      --        (49,683)
   Proceeds from disposition of assets                    --          7,134
   Capital expenditures                              (56,547)       (48,606)
   (Issuance) collection of loans, net                12,259         (1,964)
   Purchase and capitalized software expenditure     (11,127)        (3,572)
   Other items, net                                    3,335          2,954
                                                   ----------     ----------
Net cash used in investing activities              $ (52,080)       (93,737)
                                                   ----------     ----------
Cash flows from financing activities:
   Borrowings on (repayments of) lines of credit   $  (3,651)        (8,628)
   Net proceeds from issuance of long-term debt      159,642         33,634
   Shares repurchases                                (66,968)       (32,196)
   Dividends paid to shareholders                     (2,427)        (2,590)
   Proceeds from exercise of stock options             2,997          1,385
                                                   ----------     ----------
Net cash provided by (used in)
        financing activities                       $  89,593         (8,395)
                                                   ----------     ----------
Effect of exchange rates on cash                        (638)          (570)
                                                   ----------     ----------
Net increase (decrease) in cash and
   cash equivalents                                    1,934          3,343
Cash and cash equivalents
   at beginning of period                              4,365          2,963
                                                   ----------     ----------
Cash and cash equivalents at end of period         $   6,299          6,306
                                                   ----------     ----------
Supplemental disclosures of cash flow information:
   Interest paid                                   $  15,955         17,348
   Income taxes paid                               $  12,506         12,105
Supplemental disclosures of non-cash investing activities:
   Fair value of assets acquired                   $      --         68,084
   Cash paid for the assets                               --         49,683
                                                   ----------     ----------
   Liabilities assumed                             $      --         18,401
                                                   ----------     ----------
See accompanying Notes to Condensed Consolidated Financial Statements.
                             5
HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

The Company's Condensed Consolidated Financial Statements as of March 31, 2001, and for the three and nine months ended March 31, 2001 and 2000, have not been audited by the Company's independent auditors; however, in the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company and subsidiaries as of March 31, 2001 and the results of their operations and their cash flows for the periods presented.

Where necessary, prior years' information has been reclassified to conform to the current year consolidated financial statement presentation.

These financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

The results of operations for the three and nine months ended
March 31, 2001, are not necessarily indicative of the results to be expected for the full year.

NOTE B - COMPREHENSIVE INCOME

Comprehensive income and its components for the three and nine months ended March 31, 2001 and 2000 are presented below.

                                   Three Months Ended    Nine Months Ended
                                        March 31,            March 31,
(Dollars in thousands)               2001      2000       2001        2000
                                  ---------  ---------  ---------  ---------
Net income (loss)                 $(18,392)    22,317     13,007     49,518

Other comprehensive income:
Foreign currency
      translation adjustments      (20,071)    (8,219)   (24,822)   (10,892)
Change in fair value of foreign
     currency cash flow hedges       1,582         --      1,561         --
                                  ---------  ---------  ---------  ---------
Total comprehensive income (loss) $(36,881)    14,098    (10,254)    38,626
                                  ---------  ---------  ---------  ---------



                            6
HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

NOTE B - COMPREHENSIVE INCOME (continued)

The components of accumulated other comprehensive income as of March 31, 2001 and June 30, 2000 and the activity for the nine months ended
March 31, 2001 are presented below.

                       Cumulative     Accumulated   Accumulated Other
                       Translation    Derivative      Comprehensive
                       Adjustment     Gain/(Loss)      income(loss)
                      ------------   ------------   -----------------
June 30, 2000         $   (59,131)            --             (59,131)

Foreign currency
    translation
    adjustments           (24,822)            --             (24,822)
Change in fair
    value of foreign
    currency cash
    flow hedges                --          1,561               1,561
                      ------------   ------------   -----------------
March 31, 2001        $  ( 83,953)         1,561             (82,392)
                      ------------   ------------   -----------------


NOTE C - EARNINGS PER SHARE INFORMATION

                                         Three Months Ended March 31,
                                       2001                      2000
                                --------------------  --------------------
(000's omitted
except per share amounts)        Basic     Diluted     Basic     Diluted
                                ---------  ---------  ---------  ---------
Net income (loss)               $(18,392)   (18,392)    22,317     22,317
                                ---------  ---------  ---------  ---------
Weighted average shares
        outstanding               31,998     31,998     34,332     34,332
Employee stock options                --         --         --      1,132
                                ---------  ---------  ---------  ---------
Total weighted average
        shares outstanding        31,998     31,998     34,332     35,464
                                ---------  ---------  ---------  ---------
Earnings (loss) per share       $  (0.57)     (0.57)      0.65       0.63
                                ---------  ---------  ---------  ---------

Employee stock options have been excluded from the net loss per share calculation for the three months ended March 31, 2001, because their effect would be anti-dilutive.

                            7

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

NOTE C - EARNINGS PER SHARE INFORMATION (continued)

                                       Nine Months Ended March 31,
                                       2001                  2000
                               --------------------  --------------------
(000's omitted
except per share amounts)        Basic     Diluted     Basic     Diluted
                               ---------  ---------  ---------  ---------
Net income                     $ 13,007     13,007     49,518     49,518
                               ---------  ---------  ---------  ---------
Weighted average shares
      outstanding                32,383     32,383     34,550     34,550
Employee stock options               --      1,459         --        722
                               ---------  ---------  ---------  ---------
Total weighted average
      shares outstanding         32,383     33,842     34,550     35,272
                               ---------  ---------  ---------  ---------

Earnings per share             $   0.40       0.38       1.43       1.40
                               ---------  ---------  ---------  ---------

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

The Professional Group manufactures loudspeakers and electronics used by audio professionals in concert halls, cinemas, recording studios, broadcasting operations and live music events. Professional products are marketed worldwide under brand names including JBL, AKG, Soundcraft, Amek, Studer, DOD,
Crown, Digitech, AMEK and dbx.







                            8

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

NOTE D - SEGMENTATION (continued)

The following table reports external sales and operating income by segment for the three and nine months ended March 31, 2001:

                                Three Months Ended         Nine Months Ended
                                     March 31,                March 31,
($000s omitted)                  2001        2000         2001         2000
                              ----------  ----------   ----------  ----------
Net sales:
     Consumer Systems Group   $ 325,269     315,888      937,034     915,491
     Professional Group         110,389     108,043      331,776     316,039
     Other                           --          --           --          --
                              ----------  ----------   ----------  ----------
                 Total        $ 435,658     423,931    1,268,810   1,231,530
                              ----------  ----------   ----------  ----------
Operating income (loss):
     Consumer Systems Group   $  (2,612)     30,828       51,852      77,288
     Professional Group          (9,141)      9,465        6,907      19,490
     Other                       (6,728)     (3,449)     (21,414)    (10,063)
                              ----------  ----------   ----------  ----------
                 Total        $ (18,481)     36,844       37,345      86,715
                              ----------  ----------   ----------  ----------

Consumer Systems Group sales for the nine months ended March 31, 2001 have been reduced by $16.6 million for a non-recurring repurchase of inventory from a European consumer audio and electronics distributor in the quarter ended December 31, 2000. Other operating income (loss) is primarily comprised of corporate expenses net of subsidiary allocations.

NOTE E - INVENTORIES

Inventories consist of the following:


                                     March 31,         June 30,
($000's omitted)                       2001              2000
                                  --------------     --------------
Finished goods and inventory
       purchased for resale       $     168,749            134,038
Work in process                          41,292             40,815
Raw materials and supplies              139,815            123,420
                                  --------------     --------------
Total inventories                 $     349,856            298,273
                                  --------------     --------------



                            9
HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

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

As of March 31, 2001, the Company had contracts maturing through June 2001 to purchase and sell the equivalent of approximately $24.1 million of various currencies to hedge future foreign currency purchases and sales. The Company recorded approximately $0.9 million in net losses from cash flow hedges to forecasted foreign currency transactions in the nine months ended March 31, 2001. These losses were offset by equivalent gains on the underlying hedged items. The amount as of March 31, 2001, that will be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months that is associated with these hedges is a loss of $1.0 million.

The company has also purchased forward contracts to hedge future cash flows due from foreign consolidated subsidiaries under operating lease agreements. As of March 31, 2001, the Company had such contracts in place to purchase and sell the equivalent of approximately $45.6 million of various currencies to hedge quarterly lease commitments through

                            10
March 2006. The Company recorded $0.3 million in net gains from cash flow hedges related to the purchase of these forward contracts in the nine months ended March 31, 2001. The amount as of March 31, 2001 that will be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months that is associated with these hedges is a gain of $0.7 million.

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

On September 1, 2000, the trial court issued a judgement in favor of Bose in the amount of $5.7 million. In addition, the court initially issued a permanent injunction prohibiting JBL and Infinity from the manufacture and sale of loudspeakers in the United States utilizing elliptical ports. The judgement was increased to $7.2 million, plus interest, to account for sales for the five months preceding the trial court's judgement and for sales made from JBL and Infinity inventory between September 27, 2000 and November 26, 2000 as permitted by the trial court's September 27, 2000 modification of its permanent injunction. Management believes the trial court erred in its ruling and is appealing the decision, and that the Company should be successful in its appeal. However, if the Company is unsuccessful in its appeal and must pay
$7.2 million plus interest in accordance with the trial court's judgement, this will have a material adverse effect on the results of operations.








HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
-------------------------------------

COMPARISON OF THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

Net sales for the three months ended March 31, 2001 were $435.7 million compared to $423.9 million in the same period last year, an increase of 3 percent. Excluding currency effects, sales increased 7 percent in the quarter. For the nine months ended March 2001, sales increased 3 percent to $1.269 billion versus $1.232 billion in the same period last year. Excluding currency effects, sales increased 10 percent for the first nine months.

The Consumer Systems Group reported sales of $325.3 million for the three months ended March 2001, an increase of 3 percent over prior year. Excluding currency effects, sales increased 7 percent. Sales were particularly strong in Europe where Becker continues to experience strong demand for its radio and navigation units from Mercedes Benz. In addition, new customers such as Renault contributed to the growth in Europe. In North America and Asia, audio system sales to Toyota continue to increase and shipments of Mark Levinson sound systems to Lexus increased. These sales increases offset lower sales to Chrysler in the period. Sales of consumer audio products were soft reflecting the economic weakness in the U.S. and other markets. Also, sales to PC manufacturers decreased as the PC industry experienced substantial sales declines.

The Consumer Systems Group reported net sales of $937.0 million for the nine months ended March 2001, compared to $915.5 million in the same period last year. Excluding the effects of foreign currency translation, net sales increased 9 percent during the period. Sales of consumer audio products in Europe were higher than last year offsetting lower sales in North America. Sales to the automakers in North America increased 9 percent, as shipments to Toyota, Lexus and Mitsubishi were higher than last year. Shipments to Chrysler were below last year's levels. In the European automotive market, sales increased 7 percent, 24 percent excluding currency translation. Becker reported strong sales to Mercedes Benz as well as higher sales of navigation systems in the aftermarket.


The Professional Group reported sales of $110.4 million for the quarter, a 2 percent increase over the prior year. Sales at JBL continue to be affected by a slow down in the cinema business. However, new product offerings such as the innovative JBL EVO line have begun offsetting the lost cinema revenues. Crown International, a maker of professional amplifiers, contributed to the sales growth and has been a steady performer since its acquisition in March 2000. AKG continues to perform well as its OEM programs, including microphones for the General Motors OnStar system, continue to grow.

The Professional Group reported sales of $331.8 million for the nine months ended March 2001, a 5 percent increase over last year's $316.0 million.
Sales of Crown amplifiers contributed to the growth while offsetting soft cinema sales at JBL Professional and last year's divestiture of Orban. At AKG, sales of hands-free microphones were higher than the previous year while sales to the wireless telephone makers were lower as that industry experienced a slow down over the past several months.

The Company reported a $36.3 million pretax charge for restructuring and non-recurring items in the quarter ended March 2001. This includes non-cash charges of $18.5 million and cash charges of $17.8 million. The significant items included in the charge are: $6.4 million to terminate distributors in the UK, Germany and Finland; $6.5 million to cover severance of 250 employees, representing annual compensation of approximately $10 million; $7.3 million of fixed and impaired assets; $5.9 million for factory closures in Argentina and the UK; $8.6 million for inventory write-downs at Studer and Consumer International; and $1.6 million for legal expenses associated with transactions not consummated and other items.

The gross profit margin for the three months ended March 2001 was 22.1 percent ($96.3 million) compared to 29.3 percent ($124.2 million) in the same quarter last year. The gross profit margin for the nine months ended March 2001 was
25.8 percent ($327.6 million) compared to 28.2 percent ($346.9 million) for the same period last year. The decline in gross profit margin for the quarter and nine months is mostly due to the non-recurring charge recorded to reduce the carrying value of inventories totaling $13.9 million. A significant portion of these costs related to inventory write-downs at Studer and Consumer International. Excluding the charge, gross profit margin was 25.3 percent ($110.2 million) and 26.9 percent ($341.5 million) for the three and nine months ended March 2001, respectively. Lower margins were realized for consumer audio products as the Company sought to decrease inventory levels while implementing a direct to retailer distribution system in Europe.

                            13
Selling, general and administrative costs as a percentage of sales were
26.4 percent ($114.8 million) for the three months ended March 2001 compared to 20.6 percent ($87.3 million) for the same period last year. For the nine months ended March 2001, selling, general and administrative costs were 22.9 percent of sales ($290.3 million) versus 21.1 percent ($260.2 million) in the same period last year. Selling, general and administrative costs for the three and nine months ended March 2001 included $22.4 million of charges to terminate distributors in Europe, cover severance costs for 250 employees, write-off fixed and impaired assets as well as costs for factory closures in Argentina and U.K. Excluding the non-recurring charges, selling, general and administrative costs as a percentage of sales were 21.2 percent ($92.4 million) and 21.1 percent ($267.8 million) for the three and nine months ended March 2001, respectively. These levels are consistent with the same prior year periods.

Operating loss as a percentage of sales was 4.2 percent ($18.5 million) for the three months ended March 2001, and operating income was 2.9 percent
($37.3 million) for the first nine months of fiscal 2001. Last year, operating income as a percentage of sales was 8.7 percent ($36.8 million) for the quarter and 7.0 percent ($86.7 million) for the first nine months. The decreases in operating income for the quarter and the first nine months are mostly due to the non-recurring charge totaling $36.3 million, discussed previously. Excluding the non-recurring charge, operating income as a percentage of sales were 4.1 percent ($17.9 million) and 5.8 percent ($73.7 million) for the three and nine months ended March 2001, respectively. Operating income, as a percentage of sales excluding the non-recurring charge, was lower compared to the same period last year due to the effects of soft markets.

Interest expense for the three months ended March 2001 was $7.2 million compared to $4.9 million in the same quarter last year. For the nine months ended March 2001, interest expense was $18.6 million, compared to $14.6 million last year. Interest expense increased due to higher borrowings. Average borrowings outstanding were $440.6 million for the third quarter of fiscal
2001 and $397.6 million for the first nine months, higher than the $319.8 million and $332.3 million, respectively, for the same periods in the prior year.

The weighted average interest rate on borrowings was 6.6 percent for the third quarter and 6.2 percent for the nine months ended March 2001. The weighted average interest rates for the comparable periods in the prior year were 6.2 percent and 5.9 percent, respectively.

Loss before income taxes was $25.9 million for the quarter ended March 2001, compared to income of $31.4 million in the prior year.

For the nine months ended March 2001, income before income taxes was $18.3 million, compared with income of $70.6 million last year. Excluding the non-recurring charge, income before income taxes was $10.4 million and $54.7 million for the three and nine months ended March 2001, respectively.

The effective tax rate for the third quarter of fiscal 2001 was 29.0 percent, equal to the rate reported for the same period a year ago. The effective tax rate for the first nine months of fiscal 2001 was 29.0 percent compared with
30.0 percent last year. The effective tax rates were below the U.S. statutory rate due to utilization of tax credits, realization of certain tax benefits for United States exports and the utilization of tax loss carryforwards at certain foreign subsidiaries. The Company calculates its effective tax rate based upon its current estimate of annual results.

Net loss for the quarter ended March 2001 was $18.4 million, compared to income of $22.3 million reported for the same period last year. Net income for the nine months ended March 2001 was $13.0 million, compared to $49.5 million in the prior year. Excluding the non-recurring charge, net income was $7.4 million and $38.8 million for the three and nine months ended March 2001, respectively.

Basic and diluted loss per share for the three months ended March 2001 were $.57. In the same period last year, basic earnings per share were $.65, and diluted earnings per share were $.63. Excluding the non-recurring charge, basic earnings per share was $.23 and diluted earnings per share was $.22.

Basic earnings per share for the nine months ended March 2001 were $.40 and diluted earnings per share were $.38. For the same period last year, basic earnings per share were $1.43 and diluted earnings per share were $1.40. Excluding the non-recurring charge of $36.3 million ($25.8 million after-tax), basic earnings per share were $1.20 and diluted earnings per share were $1.15.

FINANCIAL CONDITION
----------------------------------
Net working capital at March 31, 2001 was $414.3 million, compared with $309.6 million at June 30, 2000. The working capital increase was primarily due to higher inventories and lower accounts payable at March 31 compared to June 30. Inventories increased compared to June 30 due to lower than expected sales levels in certain markets, higher safety stock levels of integrated circuits, and the repurchase of inventory from a European consumer electronics distributor. Accounts payable decreased due to the timing of vendor payments. The Company temporarily suspended its common stock repurchase program during the quarter until substantive working capital reductions are achieved. For the nine months ended March 31, 2001, the Company acquired and placed in treasury 2,201,300 shares of its common stock at a cost of $67.0 million.

Borrowings under the revolving credit facility at March 31, 2001 were $168.7 million. Borrowings under the revolving credit facility at June 30, 2000 were $15.0 million. Borrowings under the revolving credit facility increased due to higher working capital levels, common stock repurchases and capital expenditures. For the three months ended March 31, 2001, operating cash flow was $15.2 million.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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


HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         There are various legal proceedings pending against the registrant and its subsidiaries. With the exception of the litigation described in Note H to the financial statements included in this report, in the opinion of management, liabilities, if any, arising from such claims will not have a materially adverse effect upon the consolidated financial condition of the registrant.

Item 2.  Changes in Securities

             None.

Item 3.  Defaults Upon Senior Securities

             None.

Item 4.  Submission of Matters to a Vote of Security Holders

             None.

Item 5.  Other Information

             None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits required by Item 601 of Regulation S-K

             Employment agreement dated April 1, 2001 between
             Harman International Industries, Incorporated and
             William S. Palin....Exhibit 10.69

         (b) Reports on Form 8-K

             None.







                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
	      (Registrant)



DATE:  May 15, 2001  BY:  /s/ Bernard A. Girod
                          -------------------------
                          Bernard A. Girod
                          Chief Executive Officer


DATE:  May 15, 2001  BY:  /s/ Frank Meredith
                          -------------------------
                          Frank Meredith
                          Executive Vice-President of
                          Finance and Administration,
                          Chief Financial Officer and
                          Secretary








                        EXHIBIT 10.69





















