Form 10-K405
period 2001-06-30
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2001-09-14
CIK 800459

Securities and Exchange Commission
                      Washington, D.C.  20549
                             Form 10-K

            Annual Report Pursuant to Section 13 or 15(d) of
                 The Securities Exchange Act of 1934

                For the fiscal year ended June 30, 2001

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

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of August 31, 2001, was $1,231,621,301.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 32,083,847 shares of Common Stock, par value $.01 per share, as of August 31, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended June 30, 2001, are incorporated by reference in Part I,
Item 1, and Part II, Items 5, 7 and 8.

     Portions of the Registrant's definitive Proxy Statement relating to the 2001 Annual Meeting of Stockholders are incorporated by reference in
Part III, Items 10 (as related to Directors), 11, 12, and 13.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference
in Part III of this Form 10-K or any amendment to this Form 10-K.   X

                   THIS PAGE LEFT BLANK INTENTIONALLY

TABLE OF CONTENTS

                                                        Page
PART I
Item 1.   Business..................................       5
Item 2.   Properties................................      23
Item 3.   Legal Proceedings.........................      24
Item 4.   Submission of Matters to a Vote of
             Security Holders.......................      24
             Executive Officers of the Registrant...      25

PART II
Item 5.   Market for the Registrant's Common
             Equity and Related Stockholder
             Matters................................      27
Item 6.   Selected Financial Data...................      27
Item 7.   Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations..................      28
Item 7A.  Quantitative and Qualitative
             Disclosures about Market Risk..........      28
Item 8.   Consolidated Financial Statements
             and Supplementary Data.................      29
Item 9.   Disagreements on Accounting and
             Financial Disclosure...................      29

PART III
Item 10.  Directors and Executive Officers of
             the Registrant.........................      25
Item 11.  Executive Compensation....................      29
Item 12.  Security Ownership of Certain
             Beneficial Owners and Management.......      29
Item 13.  Certain Relationships and Related
             Transactions...........................      29

PART IV
Item 14.  Exhibits, Financial Statement
             Schedules and Reports on Form 8-K......      29
             List of Financial Statements and
             Financial Statement Schedules..........      33
             Independent Auditor's Report...........      35
             Index to Exhibits......................      39

		THIS PAGE LEFT BLANK INTENTIONALLY

PART I

ITEM 1.	BUSINESS

General Business

Harman International Industries, Incorporated (together with its subsidiaries, "Harman" or the "Company"), a Delaware corporation formed in 1980, is a worldwide leader in the manufacture of high-quality high-fidelity audio products targeted at the consumer and professional
audio markets.    For almost 50 years, the Company and its predecessors
have been leaders and innovators in creating loudspeakers and electronic audio products that deliver superior sound. Harman is also a global leader in the development and application of infotainment systems for the automotive industry. The Company believes that its JBL, Infinity, Harman Kardon, Mark Levinson, and Becker brand names are well-known worldwide for premium quality and performance.

The Company has developed, both internally and through a series of strategic acquisitions, a broad range of product offerings sold under renowned brand names in its principal markets. The objective of the Company's development efforts has been to secure engineering, manufacturing and marketing leadership and to strengthen the Company's ability to provide total audio system solutions to its customers.

The Company's businesses are organized by the end-user markets they serve. The Consumer Systems Group manufactures loudspeakers and electronics for high fidelity audio reproduction in the home, in vehicles and with computers. The Professional Group manufactures loudspeakers and electronics used by audio professionals in concert hall, recording, broadcast and cinema applications.

Harman's primary manufacturing facilities are located in California, Indiana, Utah, Kentucky, Germany, the United Kingdom, Denmark,
Mexico, France, Austria, and Hungary.

Consumer Systems Group

The Consumer Systems Group manufactures loudspeakers and electronics for high fidelity audio reproduction in the home, in vehicles and with computers. These products are marketed under brand names including
JBL, Infinity, Harman Kardon, Lexicon, Becker, Mark Levinson, Proceed, Revel and AudioAccess. The Company believes that it has the preeminent portfolio of brand names and range of product offerings in the consumer audio market, and that the JBL, Infinity and Harman Kardon brands are recognized throughout the world for superior sound quality and good value. High-end products bearing the Lexicon, Mark Levinson, Proceed and Revel brands are acclaimed for their superior build quality and state-of-the-art sound reproduction.

The Consumer Systems Group offers premium, branded audio systems to retail automobile purchasers through OEM supply agreements with DaimlerChrysler, BMW, Toyota, Lexus, Mitsubishi, Porsche, Land Rover, Saab, Peugeot and Ferrari, complemented by non-branded loudspeaker supply agreements with other automakers including Audi, Volvo, VW, Ford, Renault and Fiat.

The Consumer Systems Group primarily supplies car audio, video and navigation systems products separately. However, the Company has received purchase commitments for integrated systems to be installed in 2002 and 2003 model year vehicles from Mercedes-Benz, Audi, BMW, and Porsche in Europe. These integrated systems manage functions like car audio, video and navigation, which are provided by the Company and manage functions like climate control, telecommunications, and internet access, which will be provided by third parties. DaimlerChrysler, the Company's largest automotive OEM customer, offers Infinity branded car audio systems in the majority of its, Chrysler, Dodge, and Jeep lines. Mitsubishi also offers Infinity branded car audio systems. Harman/Becker head units and navigation systems, and non-branded loudspeaker systems manufactured by Harman/Becker Automotive Electronic Systems GmbH, are installed in a substantial number of DaimlerChrysler's Mercedes-Benz automobiles. Becker also supplies head units, navigation systems and other electronics to BMW and Porsche. Toyota, Peugeot and Hyundai offer JBL branded audio systems. BMW and Saab offer Harman Kardon systems. High-end Mark Levinson audio systems are offered by Lexus.

The loss of, or a material decrease or delay in purchasing the Company's products by, any of the Company's significant customers could have a material adverse effect on the results of operations of the Company. Sales of the Company's audio products through automakers are dependent on automobile industry sales and automobile purchasers' willingness to pay for the option of a premium branded automotive audio system.

The Consumer Systems Group offers branded audio systems to personal computer users through OEM supply agreements with Dell, Compaq, Apple, and IBM. Beginning in October 2002 the Company will also offer branded audio systems to Legend, a computer manufacturer in China.
These audio systems provide high-quality sound and thus enhance the appeal and capability of the personal computer as an entertainment device. The JBL, Infinity and Harman Kardon brand names are all employed in this market. The Company participates in a variety of ways including design, manufacture, brand name licensing, and direct sourcing.

The Company believes the maturation and broadened acceptance of DVD and digital television will provide growth opportunities for its consumer brands. In addition to the contribution of its Proceed and Harman Kardon DVD machines, the Company expects DVD and digital television to stimulate loudspeaker sales due to increased customer traffic in audio/video dealers' stores and the improved audio quality potential of DVD and digital television compared to the current analog audio/video and digital audio technologies. Sales expectations are dependent, to a substantial extent, on discretionary spending by consumers, which may be affected by general economic conditions.

The Company believes excellent growth opportunities are available in the automotive OEM channel through increases in per-vehicle content through the provision of integrated infotainment systems, higher penetration levels within existing models, increases in the number of models offering the Company's audio systems, supply agreements with additional automakers and with new hardware and software licensing agreements. The Company has recently received major new business from DaimlerChrysler AG's Mercedes-Benz for integrated infotainment systems for 2002 and 2003 model year vehicles.

Professional Group

The Company's Professional Group designs, manufactures and markets products in all significant segments of the professional audio market, offering complete systems solutions to professional installations and users around the world. The Professional Group includes JBL Professional, Soundcraft, Crown, DOD, Digitech, dbx, AKG, BSS, and Studer.

The Professional Group is uniquely equipped to provide turnkey systems solutions for professional audio applications that offer the customer improved performance, ease of installation and reduced cost. Professional installations of Harman products include stadiums, opera houses, concert halls, recording studios, broadcast studios, theaters, houses of worship, cinemas and touring performing artists. Sound systems incorporating components manufactured by JBL, Crown, Lexicon, AKG, Studer and
Soundcraft are in use around the world in such places as the Experience Music Project in Seattle, the Great Hall of the People in Beijing, China, the Royal Danish Theater in Copenhagen and Abbey Road Studio and the Millennium Dome in England. The Company's professional equipment is used on tour by performing artists throughout the world. The principal market segments served by the Professional Group are sound reinforcement, musical instrument support, and recording and broadcast.

JBL Professional is a leader in the sound reinforcement and cinema markets. JBL serves customers such as Cineplex Odeon and United Artist Theaters in the cinema market. Stadiums, concert halls, houses of worship and major concert tours rely on sound reinforcement products from the Professional Group, such as JBL loudspeakers, JBL, Crown and BSS amplifiers, BSS loudspeaker system management products, AKG microphones, DOD and dbx signal processing equipment, and Soundcraft mixing consoles, to produce high quality sound.

AKG is a renowned manufacturer of high-quality microphones and headphones. AKG serves certain OEM markets in addition to its professional audio activities. AKG's expertise in the design and manufacture of miniature transducers for special microphone applications has led to market opportunities in the mobile telecommunications equipment and hands-free automotive communications markets. AKG manufactures the earpiece and mouthpiece transducer capsules for mobile telephone manufacturers including Nokia, Kyocera, Ericsson and Sony. AKG also manufactures miniature transducers for hands-free communications applications in Mercedes-Benz automobiles and General Motors' automobiles which are equipped with the OnStar system.

Professional customers in the recording and broadcast market include radio and television stations, recording studios, postproduction houses, digital edit suites, and home studios. Customers in these markets, including AMS Westfunk Radio, Abbey Road Studios and The Hit Factory, are primarily served by Studer, JBL, Crown, Lexicon, Soundcraft and AKG.

JBL, Crown, DOD, Lexicon and Digitech serve the music instrument support segment of the professional audio market. JBL manufactures and markets loudspeakers, monitors and amplifiers. Crown manufactures professional amplifiers. DOD and Digitech sell sound effects and other signal processors, portable mixing consoles and guitar amplifiers. Music instrument support products are sold through music retail stores such as Guitar Center and Sam Ash.

Operating and Geographic Segment Information

Financial information about operating and geographic segments required to be included hereunder is incorporated by reference to Note 9 of Notes to Consolidated Financial Statements contained in the Company's Annual Report to Shareholders for the fiscal year ended June 30, 2001.

Description of Business

The Company's business is conducted through its wholly owned subsidiaries which include:

                  Name                               Principal products
---------------------------------------        ------------------------------
AKG Acoustics GmbH                              Professional electronics

Harman Becker Automotive Systems S.A. de C.V.   Automotive OEM loudspeakers

Crown Audio, Inc.                               Professional electronics

Harman Becker Automotive                        Automotive OEM and automotive
   Systems GmbH                                    aftermarket electronics

Harman Becker Automotive                        Automotive OEM loudspeakers
   Systems KFT

Harman Becker Automotive Systems, Inc.          OEM loudspeakers and aftermarket
                                                   electronics

Harman Consumer International, SNC              Consumer home and automotive
                                                   electronics

Harman Consumer Manufacturing A/S               Components, cabinets and
                                                   loudspeaker systems

Harman Music Group, Incorporated                Professional electronics

                Name                                  Principal products
---------------------------------------        --------------------------------
Harman Audio de Mexico, S.A. de C.V.            Consumer loudspeakers

Harman International Industries, Limited        Automotive OEM loudspeakers and
                                                   electronics and professional
                                                   audio products

Harman Kardon, Incorporated                     Consumer home and automotive
                                                   electronics

Infinity Systems, Inc.                          Consumer home and automotive
                                                   loudspeakers and electronics

JBL Incorporated                                Consumer, professional and
                                                   automotive loudspeakers and
                                                   electronics

Lexicon, Incorporated                           Consumer and professional
                                                   electronics

Madrigal Audio Laboratories, Inc.               Consumer electronics

Studer Professional Audio AG                    Professional audio equipment

Markets for Products

Based on its knowledge of the audio industry, the Company believes that retail sales of consumer and professional products will show modest growth in fiscal 2002. The transition from analog to digital audio technology has changed music recording and reproduction and has led to the development of a new generation of consumer and professional audio products, including software-driven audio systems with integrated digital architecture that permits communication among all components. This transition has unsettled markets due to customer confusion and hesitancy, causing modest sales growth in both markets. Management believes that the new digital technologies and standards will continue to stabilize and Harman's market position will help the Company to capitalize on the release of pent-up demand as confusion and hesitancy abate.

Until recently, Multimedia audio systems has been a growth market for Harman. The global PC market has been characterized by robust growth averaging 15 percent on an annualized basis. However, the domestic PC market declined 3.5 percent in the fourth quarter of last year, and PC sales remain soft. The Company has developed branded audio systems for personal computers marketed by Apple, Dell, Compaq and IBM. The Company also produces branded aftermarket audio systems for multimedia applications. The Company believes that sales of personal computers equipped with multimedia capabilities will continue to be soft.

The Company believes excellent growth opportunities exist within the automotive audio market to increase sales by increasing per-vehicle content through the sale of integrated infotainment systems, increasing product penetration in platforms currently supplied on an OEM basis, expanding the number of automobile models offering our systems, adding new OEM partners and the licensing of our automotive multimedia hardware and software products. Harman/Becker's radio and navigation system products complement the Company's JBL, Infinity, Mark
Levinson, and Harman Kardon automotive audio programs and enable the Company to offer fully-integrated multimedia systems through its automobile manufacturing partners. The Company has received commitments for integrated infotainment systems from Mercedes-Benz, BMW, Audi, and Porsche. These integrated systems manage functions including car audio, video and navigation, which are provided by the Company and manage functions like climate control, telecommunications, and internet access, which would be provided by third parties. The Company believes that it may receive additional commitments from other leading automaker manufacturers.

The professional audio markets served by the Company include sound reinforcement, music instrument support and broadcast and recording.
The sound reinforcement market includes theaters (cinema and live performance), stadiums, concert halls, and houses of worship. The music instrument support market provides portable digital signal processing components, guitar amplifiers and portable loudspeaker systems used by touring performers. The broadcast and recording market includes radio and
television stations and recording studios.    Much of the professional
audio market is undergoing a transition from analog to digital audio technology, and the Company is well-equipped for this evolutionary period with the engineering and marketing expertise of JBL, Crown, Lexicon, Soundcraft, Studer, Harman Music Group and AKG.

Products

The Company designs, manufactures and markets worldwide a broad range of high-quality, high-fidelity audio loudspeakers and electronics for the consumer audio market (in the home, in vehicles and with computers) and the professional audio market (sound reinforcement, broadcast and recording, and musical instrument support).

CONSUMER PRODUCTS. The Company manufactures loudspeakers under the JBL, Infinity and Revel brand names for the consumer market. These loudspeaker lines include models designed for two-channel stereo and multi-channel surround sound applications in the home in a wide range of choices, including floorstanding, bookshelf, powered, low frequency, in-wall, wireless and all-weather, in styles and finishes ranging from high gloss lacquers to genuine wood veneers. The JBL and Infinity product lines also include car loudspeakers, amplifiers and crossovers sold in the aftermarket.

The Company manufactures a broad range of consumer audio electronics. The Company's Harman Kardon home electronics line includes audio-video receivers featuring Dolby Digital and DTS surround sound processing capabilities and multi-channel amplifiers, multi-disc DVD players and CD recorders.

Madrigal designs and manufactures high-end electronics, including amplifiers, pre-amplifiers, digital signal processors, compact disc players and transports, DVD transports, amplifiers and surround sound processors. Madrigal markets its products under the renowned Mark Levinson and Proceed brand names. AudioAccess, Madrigal Imaging and Revel are also part of the Madrigal Group. AudioAccess products provide in-home, multi-source, multi-zone sound system controls, serving home theater and multi-room applications. Revel loudspeaker systems are designed to complement the superior performance of Madrigal's electronic brands for both music and home theater applications. Madrigal Imaging completes the Group's home theater range, offering high-end video projection products.

Lexicon is a leader in the design and manufacture of high-quality home theater surround sound processors and amplifiers. Lexicon was a pioneer in the development of digital signal processors for the professional audio market and uses their professional audio expertise to enhance products sold to consumers.

JBL, Infinity and Harman Kardon branded premium audio systems are offered with personal computers manufactured by Compaq, IBM, Dell and Apple, respectively. Harman participates in this market through design and brand name licensing as well as direct sourcing. These audio systems provide high-quality sound and thus enhance the appeal and capability of the personal computer as an entertainment device.

Harman is a leading global manufacturer of premium branded automotive audio systems offered by automakers as an option to their customers. In its offering of loudspeakers, head units, amplifiers and infotainment systems through automobile manufacturers, the Company leverages its expertise in the design and manufacture of high-quality loudspeakers, radios and other electronics, as well as the reputation for quality associated with its JBL, Infinity, Harman Kardon, Mark Levinson and Becker brand names. Harman engineers are engaged by the automobile manufacturers early in the vehicle cabin design process to develop systems that optimize acoustic performance and minimize weight and space requirements. Harman has developed the technical competencies to offer multimedia systems to automobile manufacturers incorporating audio, video, navigation, telematics, internet access, security and cabin quieting. The Company currently primarily supplies car audio, video and navigation systems products separately. However, the Company has received new commitments for integrated infotainment systems to be installed in 2002 and 2003 model year vehicles from Mercedes-Benz, BMW, Audi, and Porsche.

The Company's Infinity-branded car audio systems are offered by DaimlerChrysler's Chrysler, Dodge and Jeep lines as well as by Mitsubishi. Toyota, Peugeot and Hyundai offer JBL-branded audio systems. BMW, Jaguar and Saab offer Harman Kardon branded systems. Mark Levinson systems are offered by Lexus. Harman/Becker supplies head units, navigation systems and other electronics to DaimlerChrysler, BMW, Audi, Porsche and Renault.

PROFESSIONAL PRODUCTS. The Company designs, manufactures and markets products in all significant segments of the professional audio market, offering complete systems solutions to professional installations and users around the world.

The Professional Group includes many of the most respected names in the industry including JBL Professional, Soundcraft, Crown, Lexicon, DOD, Digitech, AKG, BSS, dbx, and Studer. Professional installations of Harman products include stadiums, opera houses, concert halls, recording studios, broadcast studios, theaters, houses of worship, cinemas and touring performing artists.

Sound systems incorporating components manufactured by JBL, Crown, AKG, Studer and Soundcraft are in use around the world in such places as the Experience Music Project in Seattle, the Great Hall of the People in Beijing, China, the Royal Danish Theater in Copenhagen and Abbey Road Studio and the Millennium Dome in England. Harman professional equipment is used on tour by performing artists throughout the world.

The professional market has advanced rapidly and is heavily involved in digital technology. Management believes that Harman's Professional Group is a leader in this market. The Professional Group derives value from its ability to share research and development, engineering talent and other digital resources among its divisions. Soundcraft, Studer, Crown, Lexicon and Harman Music Group each have substantial digital resources and work together to achieve common goals by sharing resources and technical expertise.

The Professional Group's loudspeaker products are well-known for high quality and superior sound. The JBL Professional portfolio of products includes studio monitors, loudspeaker systems, power amplifiers, sound reinforcement systems, bi-radial horns, theater systems, surround systems and industrial loudspeakers.

The Company is a leading manufacturer and marketer of audio electronics equipment for professional use. Such products are marketed on a worldwide basis under various trade names, including Soundcraft, Crown, Lexicon, DOD, Digitech, AKG, BSS, dbx and Studer, and are often sold in conjunction with the Company's professional loudspeakers.

The Soundcraft lines of high-quality sound mixing consoles extend from automated multi-track consoles for master recording studios to compact professional mixers for personal recording and home studios. Soundcraft products span four main market areas: sound reinforcement, recording studios, broadcast studios and musical instrument dealers.

The Harman Music Group product line is marketed under the DOD, dbx, and DigiTech brand names, and is sold primarily to professional audio and musical instrument dealers. Harman Music Group products include signal processing equipment, equalizers, mixers and special effects devices.

AKG is a leading manufacturer of high-quality microphones and headphones. The AKG product line includes microphones, audio headphones, surround-sound headphones and other professional audio products marketed under the AKG brand name. AKG has leveraged its engineering and manufacturing expertise to enter the telecommunications market, supplying miniature transducers to mobile phone makers Nokia, Ericsson, Kyocera and Sony, as well as the automotive hands-free communications market, supplying microphone arrays to Mercedes-Benz and General Motors.

Crown is a leading professional amplifier manufacturer based in Elkhart, Indiana. Crown enhances the Company's ability to provide complete systems solutions to the professional audio market.

Lexicon digital signal processing products are used in live sound applications and in recording studios to produce sound effects and refine final mixes.

Studer Professional Audio is recognized for the high quality and reliability of its professional products, which include analog and digital tape recorders, mixing consoles, switching systems, digital audio workstations, professional compact disc players and recorders and turnkey broadcasting studio installations.

Manufacturing

The Company believes that its manufacturing capabilities are essential to maintaining and improving product quality and performance. The Company manufactures most of the products that it sells other than certain Harman Kardon electronic components. The Company also manufactures certain products for other loudspeaker companies on an OEM basis.

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

The Company's principal domestic manufacturing facility in Northridge, California, manufactures JBL and Infinity loudspeakers and audio electronics for home, car and professional applications. The Company manufactures loudspeakers and assembles sound systems for the OEM automotive market in Martinsville, Indiana. Harman Music Group manufactures professional electronics products at its facility in Salt Lake City, Utah. Lexicon manufactures consumer and professional electronics products at its Bedford, Massachusetts facility.
Madrigal manufactures consumer electronics at its Middletown, Connecticut facility and Crown International manufactures professional amplifiers at its Elkhart, Indiana facility. The Company's newest manufacturing facilities are located in Franklin, Kentucky and Tijuana, Mexico. The Kentucky facility manufactures automotive audio systems for Toyota and the Tijuana, Mexico facility manufactures loudspeaker cabinets for JBL and Infinity.

The Company has a strong manufacturing presence in Europe. European automotive loudspeaker and electronics manufacturing includes the production of loudspeakers and amplifiers in the United Kingdom, Germany, Sweden, France and Hungary. Infotainment systems, car radios, navigation systems, amplifiers and other electronics are manufactured in Germany. The Company's Harman Consumer Manufacturing A/S subsidiary manufactures cabinet enclosures and assembles complete JBL and Infinity loudspeakers in Denmark. European professional electronics manufacturing includes Soundcraft in the United Kingdom (mixing consoles), Studer in Switzerland (professional recording and broadcast equipment) and AKG in Austria (microphones and headphones).

Marketing and Distribution

The Company's products are sold domestically and internationally in the consumer and professional audio markets. The consumer market for audio entertainment systems consists of home, car, and multimedia. The professional market includes a wide range of professional uses, including live music applications, recording facilities, entertainment venues such as concert halls, stadiums and movie theaters, broadcast facilities and music instrument support.

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

The Company
markets its OEM audio products through automobile and personal computer manufacturers and dealers. Automobile manufacturers offering Harman systems include DaimlerChrysler, Toyota, Lexus, Peugeot, Hyundai, BMW, Mitsubishi, Volkswagen, Volvo, Audi, Jaguar, Porsche, Range Rover and Saab. Personal computer OEM customers include
Apple, Dell, Compaq and IBM. Sales and marketing activities for these products include dealer education programs, point-of-sale displays, participation in consumer audio trade shows and mass-media advertising.

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

The Company utilizes certain third-party suppliers to manufacture personal computer audio systems sold to personal computer manufacturers. Production difficulties at these third-party suppliers could have a material impact on the consolidated earnings of the Company until an alternate supplier is found.

The Company uses externally-sourced microchips in many of its products. A significant disruption in our microchip supply chain and an inability to obtain alternative sources would have a material impact on the consolidated sales and earnings of the Company.

Trademarks and Patents

The Company markets its products under numerous trademarks and logos, including JBL, Infinity, Harman Kardon, Citation, Crown, Audax, Becker, Soundcraft, Spirit, DOD, DigiTech, Lexicon, AKG, Studer, BSS, Sound-Web, dbx, AudioAccess, Mark Levinson, Madrigal Imaging, Proceed,
Revel, VMAx, EON, Harman, Control, Compositions, and C-Audio.
These trademarks and logos are registered or otherwise protected in substantially all major industrialized countries.

The Company's registrations cover use of its trademarks and logos in connection with various applicable products, such as loudspeakers, speaker systems, speaker system components and other electrical and electronic devices. As of June 30, 2001, the Company held approximately 408
United States and foreign patents covering various products, product designs and circuits, and had approximately 362 patent applications pending around the world. The Company vigorously protects and enforces its trademark and patent rights.

Seasonality

The Company experiences seasonal fluctuations in sales and earnings. The first fiscal quarter is the weakest due to the automotive model changeovers and the July and August holidays in Europe. Variations in seasonal demands among end-user markets may cause operating results to vary from quarter to quarter.

Customers

Sales to DaimlerChrysler for fiscal year 2001 accounted for 20.5% of the Company's consolidated net sales. The loss of sales to DaimlerChrysler would have a material adverse effect on the consolidated sales, earnings and financial position of the Company.

Backlog Orders

Because the Company's practice is to maintain sufficient inventories of finished goods to fill orders promptly, the level of backlog is not considered to be an important index of future performance. The
Company's backlog was approximately $21.2 million at June 30, 2001.

Warranties

Harman warrants its home products to be free from defects in materials and workmanship for a period ranging from 90 days to five years from the date of purchase, depending on the product. The warranty is a limited warranty, and it imposes certain shipping costs on the customer and excludes deficiencies in appearance except for those evident when the product is delivered. Harman dealers normally perform warranty service for loudspeakers in the field, using parts supplied on an exchange basis by the Company. Warranties in international markets are generally similar to those in the domestic market, although claims arising under these warranties are the responsibility of the distributor.

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

Competition in the consumer electronic components segment remains intense, with this market dominated by large Asian competitors. The short life cycle of products and a need for continuous design and development efforts characterize this segment. The Company's competitive strategy is to compete in the upper segments of this market and to continue to emphasize the Company's ability to provide systems solutions to customers, including a combination of loudspeakers and electronics products, providing integrated surround sound and home theater systems. Principal electronics competitors for Harman Kardon include Marantz, Kenwood, Sony, Denon, Onkyo, Nakamichi,
Pioneer and Yamaha. The Company competes in the high-end consumer electronics market with the Mark Levinson, Lexicon and Proceed brands. Principal competitors include Krell, McIntosh, Audio Research, Meridian, Linn and Accuphase.

In the personal computer audio market, the Company's Harman Kardon, JBL and Infinity brand names are attached to the premium audio systems offered by Apple and Dell, Compaq and IBM, respectively. These audio systems are provided through licensing and sourcing arrangements. Principal competitors in this segment include Boston Acoustics, Creative Labs, Altec-Lansing and LabTec.

In OEM automotive audio, the Company's principal competitors include Bose, Pioneer and Foster Electric in the loudspeaker systems segment and Alpine, Bosch, Panasonic, Siemens, Delphi, Visteon and Mannesman in the electronics segment. The Company is the only supplier of branded loudspeaker systems for Chrysler, Jeep and Mitsubishi automobiles in the United States, and also supplies branded loudspeaker systems to Toyota, Lexus, BMW, Saab and Peugeot. The Company also supplies non-branded loudspeaker systems to Chrysler, Mercedes-Benz, Volkswagen, Audi, Volvo, Ford of Europe and Fiat. The Company is a primary supplier of radio head units to Mercedes-Benz, BMW and Porsche, and also supplies TV tuners, navigation systems and other electronics to Mercedes-Benz, Porsche and Renault. The Company competes based upon the strength of its brand name recognition and the quality of its products together with its technical expertise in designing loudspeaker systems, electronics, navigation systems, man-machine interfaces and complete multimedia systems to fit the acoustic properties of each automobile model.

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

The Company competes in the sound reinforcement market with many of its brand names, including JBL Professional, AKG, Crown, Soundcraft, and BSS. Principal competitors in sound reinforcement include the Electro Voice division of Telex, Eastern Acoustic Works/Mackie, QSC, Sennheiser, Tannoy, Peavey, Shure, Audio Technica, Fender, Sony and Yamaha. The Professional Group competes in the broadcast and recording areas with its Studer, AKG, Soundcraft, and Lexicon brands. Principal recording and broadcast competitors include Sony, Yamaha, Neve, Sennheiser, Denon, SSL, Shure, Tascam, Alesis and Audio Technica. In the Music Instrument area, competitors for the Company's JBL, DOD, Digitech, dbx, Lexicon, and Spirit products include Yamaha, Peavey, Rane, Roland, Alesis, Marshall, Fender, Sony, Mackie and T.C. Electronics.

The Professional Group also competes in the industrial and architectural sound market. Competitors within this market include Siemens, Peavey, and Tannoy.

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

Research and Development

The Company's expenditures for research and development were $88.7 million, $76.2 million and $76.0 million for the fiscal years ending June 30, 2001, 2000 and 1999, respectively.

Number of Employees

As of June 30, 2001, the Company had 10,676 full-time employees, including 3,671 domestic employees and 7,005 international employees, compared to 9,807 total employees at June 30, 2000. The increase in headcount from June 30, 2000, to June 30, 2001, was primarily due to the construction of two new manufacturing facilities in Kentucky and Tijuana, Mexico and increased manufacturing staffing in our European automotive electronics operations.

Disclosures about Segments and Related Information

Disclosures about segments and related information to be filed hereunder is incorporated by reference to Note 9 of Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (Effects of Inflation and Exchange Rates) on pages 35 and 36 and 17 through 21, respectively, in the Company's Annual Report to Shareholders for the fiscal year ended June 30, 2001.

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

ITEM 2.   PROPERTIES

The Company's principal activities are conducted at the facilities described in the following table.

                           Square     Owned or    Percentage
      Location             Footage    Leased      Utilization       Division
-----------------------    ---------  ----------  ------------  -----------------

Northridge, California     596,000    Leased          94%        JBL, Infinity,
                                                                   Harman Kardon,
                                                                   JBL Professional,
                                                                   Harman Becker &
                                                                   Multimedia

Ittersbach, Germany        550,000     Owned          80%        Harman/Becker
                            17,000    Leased         100%

Worth-Schaitt, Germany     377,500     Owned          80%        Harman Becker

Martinsville, Indiana      206,000     Owned         100%        Harman Becker
                            40,000    Leased

Ringkobing, Denmark        228,000     Owned          90%        Harman Consumer
                            16,000    Leased          90%        Manufacturing A/S

Straubing, Germany         230,000     Owned          95%        Harman/Becker

Elkhart, Indiana           222,700     Owned         100%        Crown Intl.
                             7,000    Leased         100%

Tijuana, Mexico            194,000    Leased         100%        JBL, Infinity

Potters Bar, UK            160,000    Leased         100%        Soundcraft,
                                                                   Dar, BSS
                                                                   And C-Audio

Chateau du Loir, France    151,000     Owned         100%        Harman/Becker, JBL,
                                                                   Infinity,
                                                                   Harman Kardon

Vienna, Austria            129,000    Leased         100%        AKG

Juarez, Mexico             125,000    Leased          70%        Audio Latina

Sandy, Utah                122,000    Leased         100%        Digitech,
                                                                   DOD, dbx

Franklin, KY               110,000    Leased         100%        Harman/Becker

The company considers its properties to be suitable and adequate for its present needs.

ITEM 3.     LEGAL PROCEEDINGS

The Company is a defendant in a lawsuit entitled Bose Corporation v. JBL, Inc., and Infinity Systems, Inc., United States District Court, District of Massachusetts. In this case, Bose sued JBL and Infinity for infringement of a U.S. patent owned by Bose relating to the use of elliptical ports in loudspeaker cabinets

On September 1, 2000, the trial court issued a judgment in favor of Bose in the amount of $5.7 million. In addition, the court initially issued a permanent injunction prohibiting JBL and Infinity from the manufacture and sale of loudspeakers in the United States utilizing elliptical ports. The judgment was increased to $7.2 million, plus interest, to account for sales for the five months preceding the trial court's judgment and for sales made from JBL and Infinity inventory between September 27, 2000 and November 26, 2000 as permitted by the trial court's September 27, 2000 modification of its permanent injunction. Management believes the trial court erred in its ruling and is appealing the decision, and that the Company should be successful in its appeal. However, if the Company is unsuccessful in its appeal and must pay $7.2 million plus interest in accordance with the trial court's judgment, this would have a material adverse effect on the results of operations in the period in which the award would be required to be paid.

There are various other legal claims pending against the Company, but in the opinion of management, liabilities, if any, arising from such claims will not have a material effect upon the consolidated financial condition or results of operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS

         None.

              EXECUTIVE OFFICERS OF THE REGISTRANT

                              Age at
         Name             August 1, 2001                Position
---------------------   ------------------   -------------------------------
Sidney Harman                  82             Executive Chairman and Chairman
                                                of the Board of Directors

Bernard A. Girod               59             Vice Chairman of the Board of
                                                Directors and Chief Executive
                                                Officer

Gregory P. Stapleton           54             President, Chief Operating
                                                Officer and Director of the
                                                Company

Frank Meredith                 44             Executive Vice President and
                                                Chief Financial Officer

William S. Palin               58             Vice President - Controller

Sandra B. Robinson             42             Vice President - Financial
                                                Operations

Edwin C. Summers               54             Vice President and General
                                                Counsel

Floyd E. Toole                 55             Vice President - Acoustics

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

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

The information required by Part II, Item 5 is incorporated by reference to the Company's Annual Report to Shareholders for the fiscal year ended June 30, 2001 (Shareholder Information on page 40).

ITEM 6.     SELECTED FINANCIAL DATA

Five-Year Summary
(in thousands, except per share data, for the fiscal years ended June 30)

                          2001          2000          1999          1998         1997
                      -----------   -----------   -----------   -----------   -----------
Net sales             $ 1,716,547   $ 1,677,939   $ 1,500,135   $ 1,513,255   $ 1,474,094

Operating income           71,228       121,722        38,663       100,325       101,973

Income before taxes        45,099       102,829        14,447        75,707        77,901

Net income                 32,364        72,838        11,723        50,243        54,832

Diluted EPS                  0.96          2.06          0.32          1.33          1.45

Total assets            1,162,385     1,137,505     1,065,755     1,130,684     1,014,254

Total debt                368,760       277,324       311,575       333,640       306,150

Shareholders' equity      422,942       486,333       468,187       511,899       466,762

Dividends per share          0.10          0.10          0.10          0.10          0.10

Per-share data has been restated to reflect the two-for-one stock split effective August 2000.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Part II, Item 7 is incorporated by reference to the Company's Annual Report to Shareholders for the fiscal year ended
June 30, 2001 (Management's Discussion and Analysis of Financial
Condition and Results of Operations on pages 17 through 21).


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK

The Securities and Exchange Commission requires that registrants include information about potential effects of changes in interest rates and currency exchange rates in their financial statements. The qualitative information required by Part II, Item 7A is incorporated by reference to pages 21 and 13 of the Company's Annual Report to Shareholders for the fiscal year ended June 30, 2001 (Effects of Inflation and Currency Exchange Rates and Footnote 13, Derivatives, respectively).

The Company's exposure to interest rate changes is primarily related to its variable rate debt. To assess exposure to interest rate changes, the Company has performed a sensitivity analysis assuming a hypothetical 100 basis point increase in interest rates across all maturities. This analysis indicates that such market movements would reduce fiscal 2002 net income, based on June 2001 positions, by approximately $1.4 million.
Based on June 2000 positions, the effect on fiscal 2001 net income of such an increase in interest rates was estimated to be $0.7 million.

The Company and its subsidiaries' net unhedged exposure in assets and liabilities denominated in currencies other than their relevant functional currencies as of June 30, 2001 and 2000 was not material to the consolidated financial position of the Company.

Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and the Company's actual exposure and hedges.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Part II, Item 8 is incorporated by reference to the Company's Annual Report to Shareholders for the fiscal year ended
June 30, 2001 (Consolidated Financial Statements on pages 24 through
39).

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

With the exception of information relating to the executive officers of the Company which is provided in Part I hereof, all information required by
Part III (Items 10, 11, 12, and 13) of Form 10-K, including the information required by Items 404 and 405 of Regulation S-K, is incorporated by reference to the Company's definitive Proxy Statement relating to the 2001 Annual Meeting of Stockholders.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          a) 1. Financial statements required to be filed hereunder are indexed on page 33 hereof.

              2. Financial statement schedules required to be filed hereunder are indexed on page 33 hereof.

              3. The exhibits required to be filed hereunder are indexed on pages 39 through 47 hereof.

                    THIS PAGE LEFT BLANK INTENTIONALLY

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant):  HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED

By:   (Signature and Title)   /s/ Bernard A. Girdod
                              -------------------------------------
                              Bernard A. Girod, Vice Chairman and
                              Chief Executive Officer
Date:  September 14, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended,this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                   Title                           Date
 /s/ Sidney Harman              Executive Chairman and       September 14, 2001
-----------------------------     Chairman of the Board     ---------------------
Sidney Harman                     of Directors

 /s/ Bernard A. Girod           Vice Chairman, Chief         September 14, 2001
-----------------------------     Executive Officer and     ---------------------
Bernard A. Girod                  Director

 /s/ Gregory P. Stapleton       President, Chief Operating   September 14, 2001
-----------------------------     Officer and Director      ---------------------
Gregory P. Stapleton

 /s/ Frank Meredith             Executive Vice President     September 14, 2001
-----------------------------     and Chief Financial        --------------------
Frank Meredith                    Officer (Principal
                                  Accounting Officer)

 /s/ Shirley M. Hufstedler      Director                     September 14, 2001
-----------------------------                                --------------------
Shirley M. Hufstedler

 /s/ Ann McLaughlin Korologos   Director                     September 14, 2001
-----------------------------                                --------------------
Ann McLaughlin Korologos

 /s/ Edward H. Meyer            Director                     September 14, 2001
-------------------------                                    --------------------
Edward H. Meyer

 /s/ Stanley A. Weiss           Director                     September 14, 2001
-------------------------                                    --------------------
Stanley A. Weiss

                        THIS PAGE LEFT BLANK INTENTIONALLY

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES
Index to Item 14(a)

                                                            Page Reference
                                                -------------------------------------
                                                                               Annual
                                                                            Report to
                                                      Form 10-K          Shareholders
                                                -------------------------------------
Consolidated Financial Data (pages 24
    through 40 of the 2001 Annual Report
    to Shareholders herein incorporated
    by reference as Exhibit 13.1):

Financial Table of Contents  ................................................... 16

Independent Auditor's Reports  ..........................  35  ................. 23

Consolidated Balance Sheets as of
    June 30, 2001 and 2000  .................................................... 24

Consolidated Statements of
    Operations for the years ended
     June 30, 2001, 2000 and 1999  ............................................. 25

Consolidated Statements of Cash
    Flows for the years ended
    June 30, 2001, 2000 and 1999  .............................................. 26

Consolidated Statements of Shareholders'
    Equity for the years ended June 30,
    2001, 2000 and 1999  ....................................................... 27

Notes to Consolidated Financial Statements  .................................... 28


Schedules for the years ended June 30, 2001, 2000 and 1999:

II  Valuation and Qualifying
    Accounts and Reserves  .............................  37

All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements.

                    THIS PAGE LEFT BLANK INTENTIONALLY

INDEPENDENT AUDITOR'S REPORT ON SCHEDULE
----------------------------------------

The Board of Directors
Harman International Industries, Incorporated


Under the date of August 10, 2001, we reported on the consolidated balance sheets of Harman International Industries, Incorporated and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the years in the three year period ended June 30, 2001, as contained in the 2001 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended June 30, 2001. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





				/s/ KPMG LLP



Los Angeles, California
August 10, 2001

                    THIS PAGE LEFT BLANK INTENTIONALLY

Schedule II

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
Valuation and Qualifying Accounts and Reserves
Years Ended June 30, 2001, 2000 and 1999
($000's omitted)

--------------------------------------------------------------------------------------
                                                     Charged
                           Balance at   Charged to   To Other                  Balance
                           Beginning    Costs and    Accounts   Deductions      at End
Classification             of Period    Expenses     Describe   Describe     of Period
--------------------------------------------------------------------------------------
Year Ended June 30, 1999

Allowance for
    doubtful accounts      $ 10,072     $   2,662    $  (129) (1) $  3,873 (2) $  8,732

Inventory reserves         $ 38,575     $  28,023 (4)$(1,167) (1) $ 25,315 (3) $ 40,116


Year Ended June 30, 2000

Allowance for
    doubtful accounts      $  8,732     $  6,902     $  (394)(1)$  3,480 (2)$ 11,760

Inventory reserves         $ 40,116     $ 32,611 (4) $   775 (1)$ 33,278 (3)$ 40,224


Year Ended June 30, 2001

Allowance for
    doubtful accounts      $ 11,760     $  2,721     $  (824) (1)$  2,200 (2)$ 11,457

Inventory reserves         $ 40,224     $ 18,416 (4) $(2,268) (1)$ 17,737 (3)$ 38,635

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

Exhibit                                                          Page
  No.               Description                                   No.
3.1, 4.1  Restated Certificate of Incorporation filed with the
          Delaware Secretary of State on October 7, 1986,
          as amended by the Certificates of Amendment
          filed with the Delaware Secretary of State on
          November 13, 1986, November 9, 1993 and on
          December 14, 2000  ...................................   49

3.2,4.5   By-Laws of Harman International Industries,
          Incorporated, as amended December 13, 1999. (Filed as
          Exhibit 3.2,4.5 to the Annual Report on Form 10-K for
          the fiscal year ended June 30, 2000 (File No. 1-9764),
          and hereby incorporated by reference) ................  IBR

4.2       Rights Agreement (including a Form of Certificate of
          Designation of Series A Junior Participating Preferred
          Stock as Exhibit A thereto, a Form Right Certificate
          as Exhibit B thereto and a Summary of Rights to
          Purchase of Preferred Stock as Exhibit C thereto)
          (Incorporated by reference to the Form 8-A filed by
          the Company on December 16, 1999) ....................  IBR

Exhibit                                                          Page
  No.                     Description                             No.
4.3       Certificate of Designation of Series A Junior
          Participating Preferred Stock of Harman
          International Industries, Incorporated, dated
          January 11, 2000. (Filed as Exhibit 4.3 to the Annual
          Report on Form 10-K for the fiscal year ended June
          30, 2000 (File No. 1-9764), and hereby incorporated
          by reference) ........................................  IBR

10.1      Lease dated as of June 18, 1987 between Harman
          International Industries Business Campus Joint
          Venture and JBL Inc., as amended.  (Filed as Exhibit
          10.1 to the Annual Report on Form 10-K for the
          fiscal year ended June 30, 1987 (File No. 0-15147),
          and hereby incorporated by reference) ................  IBR

10.2      Guaranty dated as of June 18, 1987 by Harman
          International Industries, Inc. of Lease dated as of
          June 18, 1987 between Harman International
          Industries Business Campus Joint Venture and JBL
          Inc., as amended.  (Filed as Exhibit 10.2 to the
          Annual Report on Form 10-K for the fiscal year
          ended June 30, 1987 (File No. 0-15147), and hereby
          incorporated by reference) ...........................  IBR

10.18     Harman International Industries, Inc. 1987 Executive
          Incentive Plan (adopted December 8, 1987).  (Filed
          as Exhibit 10.18 to the Annual Report on Form 10-K
          for the fiscal year ended June 30, 1988 (File No.
          0-15147), and hereby incorporated by reference) ......  IBR

10.19     Form of Incentive Stock Option Agreement under
          the 1987 Executive Incentive Plan.  (Filed as Exhibit
          10.19 to the Annual Report on Form 10-K for the
          fiscal year ended June 30, 1988 (File No. 0-15147),
          and hereby incorporated by reference) ................  IBR

Exhibit                                                          Page
 No.                      Description                             No.
10.20     Form of Non-Qualified Stock Option Agreement
          under the 1987 Executive Incentive Plan.  (Filed as
          Exhibit 10.20 to the Annual Report on Form 10-K
          for the fiscal year ended June 30, 1988 (File No.
          0-15147), and hereby incorporated by reference) ......  IBR

10.21     Form of Non-Qualified Stock Option Agreement
          with non-officer directors.  (Filed as Exhibit 10.21
          to the Annual Report on Form 10-K for the fiscal
          year ended June 30, 1988 (File No. 0-15147), and
          hereby incorporated by reference) ....................  IBR

10.23     Lease Agreement dated April 28, 1988, by and
          between Harman International Business Campus
          Joint Venture and Harman Electronics, Inc. (Filed
          as Exhibit 10.23 to the Annual Report on Form
          10-K for the fiscal year ended June 30, 1988
          (File No. 0-15147), and hereby incorporated by
          reference) ...........................................  IBR

10.26     Harman International Industries, Incorporated
          Retirement Savings Plan, Amended and Restated
          effective as of June 27, 2000 ........................  106

10.27     Amended and Restated Harman International
          Industries, Incorporated Supplemental Executive
          Retirement Plan dated October 1, 1999. (Filed as
          Exhibit 10.27 to the Annual Report on Form 10-K
          for the fiscal year ended June 30, 2000 (File No.
          1-9764), and hereby incorporated by reference) .......  IBR

10.30     Form of Restricted Stock Agreement.  (Filed as
          Exhibit 10.30 to the Annual Report on Form 10-K
          for the fiscal year ended June 30, 1989 (File No.
          0-15147), and hereby incorporated by reference) ......  IBR

Exhibit                                                         Page
 No.                   Description                               No.
10.40     Harman International Industries, Incorporated 1992
          Incentive Plan, as amended.  (Filed as Exhibit B to
          the Company's Definitive Proxy Statement filed on
          September 15, 1999 (File No. 1-9764), and
          hereby incorporated by reference) ...................  IBR

10.41     Form of Incentive Stock Option Agreement
          under the 1992 Incentive Plan. (Filed as Exhibit 10.41
          to the Annual Report on Form 10-K for the fiscal year
          ended June 30, 2000 (File No. 1-9764), and hereby
          incorporated by reference) ..........................  IBR

10.42     Form of Non-Qualified Stock Option
          Agreement under the 1992 Incentive Plan. (Filed as
          Exhibit 10.42 to the Annual Report on Form
          10-K for the fiscal year ended June 30, 2000
          (File No. 1-9764), and hereby incorporated
          by reference) .......................................  IBR

10.43     Form of Restricted Stock Agreement under the 1992
          Incentive Plan. (Filed as Exhibit 10.43 to the Annual
          Report on Form 10-K for the fiscal year ended
          June 30, 2000 (File No. 1-9764), and hereby
          incorporated by reference) ..........................  IBR

10.44     Form of Non-Qualified Stock Option Agreement for
          Non-Officer Directors under the 1992 Incentive Plan.
          (Filed as Exhibit 10.44 to the Annual Report on Form
          10-K for the fiscal year ended June 30, 2000 (File No.
          1-9764), and hereby incorporated by reference) ......  IBR

10.45     Harman International Industries, Inc. Deferred
          Compensation Plan, effective June 1, 1997.  (Filed on
          Form S-8 Registration Statement on June 9, 1997 (Reg.
          No. 333-28793), and hereby incorporated by reference). IBR

Exhibit                                                          Page
 No.                         Description                          No.

10.46     First Amendment to Harman International Industries,
          Inc. Deferred Compensation Plan dated October 1,
          1999.  (Filed as Exhibit 10.46 to the Annual Report
          on Form 10-K for the fiscal year ended June 30,
          2000 (File No. 1-9764), and hereby incorporated
          by reference) ........................................  IBR

10.53     Multi-Currency, Multi-Option Credit Agreement
          dated September 30, 1994, among Harman
          International Industries, Incorporated, the Subsidiary
          Borrowers and Subsidiary Guarantors, and the Several
          Lenders named therein with Chemical Securities, Inc.,
          as Arranger, NationsBank of North Carolina, N.A., as
          Co-Agent and Chemical Bank, as Administrative Agent.
          (Filed as Exhibit 10.53 to the Quarterly Report on
          Form 10-Q for the quarter ended September 30, 1994
          (File No. 1-9764), and hereby incorporated by
          reference) ..........................................  IBR

10.54     First Amendment dated February 15, 1995, to the
          Multi-Currency, Multi-Option Credit Agreement
          dated September 30, 1994.  (Filed as Exhibit 10.54
          to the Annual Report on Form 10-K for the fiscal
          year ended June 30, 1995 (File No. 1-9764), and
          hereby incorporated by reference) ...................  IBR

10.55     Second Amendment dated November 9, 1995, to the
          Multi-Currency, Multi-Option Credit Agreement
          dated September 30, 1994.  (Filed as Exhibit 10.55
          to the Quarterly Report on Form 10-Q for the quarter
          ended September 30, 1995 (File No. 1-9764), and
          hereby incorporated by reference) ...................  IBR

Exhibit                                                          Page
 No.                      Description                             No.

10.57     First Amendment to the Lease Agreement by and
          between Harman International Business Campus
          Joint Venture and Harman Electronics, Inc. dated
          October 1995.  (Filed as Exhibit 10.57 to the Annual
          Report on Form 10-K for the fiscal year ended
          June 30, 1996 (File No. 1-9764), and hereby
          incorporated by reference) ..........................  IBR

10.58     First Amendment to the Lease Agreement by and
          between Harman International Business Campus
          Joint Venture and JBL, Inc. dated October 1995.
          (Filed as Exhibit 10.58 to the Annual Report on
          Form 10-K for the fiscal year ended June 30, 1996
          (File No. 1-9764), and hereby incorporated by
          reference) ..........................................  IBR

10.59     Fourth Amendment dated June 6, 1997, to the
          Multi-Currency, Multi-Option Credit Agreement
          dated September 30, 1994.  (Filed as Exhibit 10.59
          to the Annual Report on Form 10-K for the fiscal
          year ended June 30, 1997 (File No. 1-9764),
          and hereby incorporated by reference) ...............  IBR

10.61     Amended and Restated Credit Agreement, dated
          July 5, 2000, among Harman International
          Industries, Incorporated, Becker Holding GmbH,
          The Several Lenders from Time to Time Party
          Thereto and Commerzbank Aktiengesellschaft.  (Filed
          As Exhibit 10.61 to the Annual Report on Form 10-K
          for the fiscal year ended June 30, 2000 (File No.
          1-9764), and hereby incorporated by reference) ...... IBR

10.65     Employment Agreement between the Company and
          William Palin dated April 4, 2001. (Filed as
          Exhibit 10.69 to the Quarterly Report on Form 10-Q
          for the quarter ended March 31, 2001 (File No.
          1-9764), and hereby incorporated by reference) ...... IBR

Exhibit                                                         Page
 No.                         Description                         No.

10.66     Form of Non-Qualified Stock Option Agreement
          between the Company and certain executive officers
          of the Company dated August 11, 1998.  (Filed as
          Exhibit 10.66 to the Annual Report on Form 10-K
          for the year ended June 30, 1999 (File No.
          1-9764), and hereby incorporated by reference) ...... IBR

10.67     Equipment Financing Agreement between the
          Company and State Street Bank and Trust dated
          September 30, 1999.  (Filed as Exhibit 10.67
          to the Quarterly Report on Form 10-Q for the
          quarter ended September 30, 1999 (File No.
          1-9764), and hereby incorporated by reference) ...... IBR

10.68     Participation Agreement among the Company,
          State Street Bank and Trust, Four Winds Funding
          Corporation, Commerzbank, Bank of Tokyo -
          Mitsubishi Trust Company and BTM Capital
          dated September 30, 1999.  (Filed as Exhibit 10.68
          to the Quarterly Report on Form 10-Q for the
          quarter ended September 30, 1999 (File No.
          1-9764), and hereby incorporated by reference) .....  IBR

10.69     Harman International Industries, Incorporated,
          Key Executive Officers Incentive Plan.  (Filed as
          Exhibit A to the Definitive Proxy Statement on
          Form 14-A for the year ended June 30, 2000
          (File No. 1-9764), and hereby incorporated
          by reference) ......................................  IBR

10.70     Fifth Amendment dated July 17, 2000 to the
          Multi-Currency, Multi-Option Credit Agreement
          dated September 30, 1994.  (Filed as Exhibit
          10.70 to the Annual Report on Form 10-K for the
          year ended June 30, 2000 (File No. 1-9764),
          and hereby incorporated by reference) ..............  IBR

Exhibit                                                       Page
 No.                       Description                         No.
10.71     Form of Severance Agreement between the
          Company and each of Sidney Harman, Bernard Girod,
          Gregory Stapleton and Frank Meredith.  (Filed as
          Exhibit 10.71 to the Annual Report on Form
          10-K for the year ended June 30, 2000
          (File No. 1-9764), and hereby incorporated
          by reference) .....................................  IBR

10.72     Benefit Agreement under the Supplemental
          Executive Retirement Plan between Bernard A.
          Girod and Harman International Industries,
          Inc., dated June 22, 2001.  (Filed as Exhibit
          10.72 to the Annual Report on Form 10-K for the
          year ended June 30, 2000 (File No. 1-9764),
          and hereby incorporated by reference) .............  IBR

10.73     Benefit Agreement under the Supplemental
          Executive Retirement Plan between Gregory
          Stapleton  and Harman International Industries,
          Inc., dated June 20, 2001.  (Filed as Exhibit
          10.73 to the Annual Report on Form 10-K for the
          year ended June 30, 2000 (File No. 1-9764),
          and hereby incorporated by reference) .............  IBR

10.74     Benefit Agreement under the Supplemental
          Executive Retirement Plan between Frank
          Meredith and Harman International Industries,
          Inc., dated June 21, 2000.  (Filed as Exhibit
          10.74 to the Annual Report on Form 10-K for the
          year ended June 30, 2000 (File No. 1-9764),
          and hereby incorporated by reference) .............  IBR

13.1      Pages 17 through inside back cover of Harman
          International Industries, Incorporated Annual
          Report to Shareholders for the fiscal year ended
          June 30, 2001 ...................................... 130

Exhibit                                                       Page
 No.                        Description                        No.
21.1      Subsidiaries of the Company ........................ 158

23.1      Consent of Independent Auditors .................... 164

                 THIS PAGE LEFT BLANK INTENTIONALLY

                            EXHIBIT 3.1, 4.1

                 THIS PAGE LEFT BLANK INTENTIONALLY

                            EXHIBIT 10.26

                 THIS PAGE LEFT BLANK INTENTIONALLY

                            EXHIBIT 13.1

                 THIS PAGE LEFT BLANK INTENTIONALLY

                            EXHIBIT 21.1

                 THIS PAGE LEFT BLANK INTENTIONALLY

               HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                            LIST OF SUBSIDIARIES

             Subsidiary                               Jurisdiction
------------------------------------          ----------------------------
AKG Acoustics GmbH                             Republic of Austria

Audax Industries SNC                           France

Becker of North America, Inc.                  Delaware

Becker Service und Verwaltungs GmbH            Germany

BSS Audio                                      United Kingdom

Crown Audio, Inc.                              Delaware

Becker Automotive (Pty) Ltd.                   South Africa

Harman Audio de Mexico S.A. de C.V.            Mexico

Harman de Mexico S.A. de C.V.                  Mexico

Harman Audio Outlet, Inc.                      Delaware

Harman Becker Automotive Systems               Germany
(Becker Division) GmbH

Harman Becker Automotive Systems               Germany
Holding GmbH

Harman Becker Automotive Systems               Delaware
(Kentucky), Inc.

Harman Becker Automotive Systems               Delaware
(Wisconsin), Inc.

Harman Becker Automotive Systems               Germany
(Straubing Division) GmbH

Harman Becker Automotive Systems, Inc.         Delaware

               HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                            LIST OF SUBSIDIARIES

          Subsidiary                                 Jurisdiction
------------------------------                  ------------------------
Harman Becker Automotive Systems KFT             Hungary

Harman Becker Automotive Systems S.A. de C.V.    Mexico

Harman Belgium N.V.                              Kingdom of Belgium

Harman Consumer Manufacturing A/S                Denmark

Harman Consumer Nederland B.V.                   Netherlands

Harman Consumer International SNC                France

Harman Enterprises, Inc.                         Delaware

Harman France SNC                                France

Harman Holding A/S                               Denmark

Harman Industries SNC                            France

Harman International
    Industries Limited                           United Kingdom

Harman International Singapore Pte. Ltd.         Singapore

Harman Investment Company, Inc.                  Delaware

Harman-Kardon, Incorporated                      Delaware

Harman Music Group, Incorporated                 Delaware

Harman Pro GmbH                                  Germany

Harman Pro North America, Inc.                   Delaware

Harman (Suzhou) Electronics Co. Ltd.             China

            HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                        LIST OF SUBSIDIARIES

           Subsidiary                               Jurisdiction
-------------------------                      -----------------------
Harman UK Limited                              United Kingdom

Infinity Systems, Inc.                         California

Innovative Systems GmbH Navigation-Multimedia  Germany

JBL Incorporated                               Delaware

Lexicon, Incorporated                          Massachusetts

Madrigal Audio Laboratories, Inc.              Delaware

Soundcraft Electronics                         United Kingdom

Studer Austria GmbH                            Austria

Studer USA, Inc.                               Delaware

Studer Canada Limited                          Canada

Studer Deutschland GmbH                        Germany

Studer Digitec S.A.                            France

Studer Japan Ltd.                              Japan

Studer Professional Audio AG                   Switzerland

Studer U.K.                                    United Kingdom

                  THIS PAGE LEFT BLANK INTENTIONALLY

                            EXHIBIT 23.1

                 THIS PAGE LEFT BLANK INTENTIONALLY

CONSENT OF INDEPENDENT AUDITOR
---------------------------------------------------


The Board of Directors
Harman International Industries, Incorporated:


We consent to incorporation by reference in the Registration Statements Nos. 33-20559, 33-28973, 33-36388, 33-60234, 33-60236, 33-59605, 333-
02197, 333-28793 and 333-32673 on Form S-8 and 333-21021 on Form S-
3 of Harman International Industries, Incorporated of our reports dated August 10, 2001, relating to the consolidated balance sheets of Harman International Industries, Incorporated and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, cash flows and shareholders' equity and related schedule for each of the years in the three year period ended June 30, 2001, which reports appear in the June 30, 2001 annual report on Form
10-K of Harman International Industries, Incorporated.






				/s/ KPMG  LLP









Los Angeles, California
September 14, 2001

                     THIS PAGE LEFT BLANK INTENTIONALLY