Form 10-Q
period 2001-09-30
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2001-11-14
CIK 800459

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549

           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For Quarter Ended:  September 30, 2001

                 Commission File Number:  1-9764

             HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
----------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             DELAWARE                             11-2534306
--------------------------------- ------------------------------------
(State or other jurisdiction      (I.R.S. Employer Identification No.)
of incorporation or organization)

           1101 PENNSYLVANIA AVENUE, NW  WASHINGTON, D.C.    20004
----------------------------------------------------------------------
(Address of principal executive offices)                   (Zip code)

                           (202) 393-1101
       -------------------------------------------------------
       (Registrant's telephone number, including area code)

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


31,998,530 shares of Common Stock, $.01 par value, at October 31, 2001.













    HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

                                       INDEX


PART I.  FINANCIAL INFORMATION                               PAGE NO.

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
            September 30, 2001 and June 30, 2001                 3

         Condensed Consolidated Statements of Operations -
            Three months ended September 30, 2001 and 2000       4

         Condensed Consolidated Statements of Cash Flows -
            Three months ended September 30, 2001 and 2000       5

         Notes to Condensed Consolidated Financial Statements    6-12

Item 2.  Management's Discussion and Analysis of the
         Results of Operations and Financial Condition           13-16

Item 3.  Quantitative and Qualitative Disclosure about
         Market Risk                                             16

PART II. OTHER INFORMATION                                       17-18

SIGNATURES                                                       19






























                                   2
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
    HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                  SEPTEMBER 30, 2001 AND JUNE 30, 2001
                (000s omitted except per share amounts)

                                               September 30,     June 30,
                                                   2001            2000
                                               ------------    ------------
ASSETS
Current assets
   Cash and cash equivalents                   $     8,717           2,748
   Receivables (less allowance for doubtful
      accounts of $11,712 at September 30,
      2001 and $11,457 at June 30, 2001)           305,871         315,817
   Inventories                                     342,020         317,500
   Other current assets                             72,692          72,806
                                               ------------    ------------
Total current assets                               729,300         708,871
                                               ------------    ------------
Property, plant and equipment, net                 281,042         264,136
Excess of cost over fair value of assets
   acquired, net                                   148,552         145,258
Other assets                                        52,800          44,120
                                               ------------    ------------
Total assets                                   $ 1,211,694       1,162,385
                                               ------------    ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Short-term borrowings                       $    13,354          19,394
   Current portion of long-term debt                78,528           5,544
   Accounts payable                                156,625         151,478
   Accrued liabilities                             160,971         173,739
                                               ------------    ------------
Total current liabilities                          409,478         350,155
                                               ------------    ------------
Borrowings under revolving credit
   facility                                        143,757         108,072
Senior long-term debt                              165,669         235,750
Other non-current liabilities                       48,004          44,537
Minority interest                                      977             929
Shareholders' equity
Common stock, $.01 par value                           378             377
Additional paid-in capital                         298,332         297,515
Accumulated other comprehensive income:
     Unrealized gains on hedging derivatives         1,368           2,785
     Foreign currency translation adjustment       (72,984)        (92,288)
     Minimum pension liability adjustment             (494)           ----
Retained earnings                                  355,755         351,525
Less common stock held in treasury                (138,546)       (136,972)
                                               ------------    ------------
Total shareholders' equity                         443,809         422,942
                                               ------------    ------------
Total liabilities and shareholders' equity     $ 1,211,694       1,162,385
                                               ------------    ------------

See accompanying Notes to Condensed Consolidated Financial Statements.
                                   3
    HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                   (000s omitted except per share amounts)

                                              Three Months Ended
                                                 September 30,
                                            2001               2000
                                        --------------     --------------
Net sales                               $     399,009            394,976
Cost of sales                                 295,288            285,266
                                        --------------     --------------
Gross profit                                  103,721            109,710
Selling, general and
    administrative expenses                    90,377             93,567
                                        --------------     --------------
Operating income                               13,344             16,143
Other expense
   Interest expense                             6,092              5,730
    Miscellaneous, net                            165                203
                                        --------------     --------------

Income before income taxes                      7,087             10,210
Income tax expense                              2,056              2,965
                                        --------------     --------------
Net income                              $       5,031              7,245
                                        --------------     --------------


Basic earnings per share                $        0.16               0.22
                                        --------------     --------------
Diluted earnings per share              $        0.15               0.21
                                        --------------     --------------

Weighted average shares
    outstanding - basic                        32,076             33,016
                                        --------------     --------------
Weighted average shares
    outstanding - diluted                      33,655             34,462
                                        --------------     --------------


















See accompanying Notes to Condensed Consolidated Financial Statements.
                                   4
    HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                        ($000s omitted)

                                                       Three Months Ended
                                                          September 30,
                                                        2001         2000
                                                     ----------   ----------
Cash flows from operating activities:
   Net income                                        $   5,031        7,245

Adjustments to reconcile net income to net cash
   used in operating activities:
   Depreciation                                         14,386       15,319
   Amortization of intangible assets                     4,579        3,106
Changes in assets and liabilities:
 (Increase) decrease in:
   Receivables                                          18,857      (12,279)
   Inventories                                         (13,622)     (28,726)
   Other current assets                                  3,366       (2,856)
(Decrease) increase in:
   Accounts payable                                        587      (13,630)
   Accrued liabilities and income taxes payable        (17,715)      (5,838)
   Other operating activities                            1,059         (102)
                                                     ----------   ----------
Net cash provided by (used in) operating activities  $  16,528      (37,761)
                                                     ----------   ----------
Cash flows from investing activities:
   Capital expenditures, net of dispositions         $ (23,596)     (16,989)
   Purchased and capitalized software development       (5,963)      (2,699)
   Other items, net                                         27        1,564
                                                     ----------   ----------
Net cash used in investing activities                $ (29,532)     (18,124)
                                                     ----------   ----------
Cash flows from financing activities:
   Borrowings (repayments)under lines of credit      $  (7,088)         688
   Proceeds from issuance of long-term debt             27,527      108,566
   Repurchase of common stock                           (1,574)     (52,806)
   Dividends paid to shareholders                         (801)        (817)
   Proceeds from exercise of stock options                 818        1,256
                                                     ----------   ----------
Net cash provided by financing activities            $  18,882       56,887
                                                     ----------   ----------
Exchange effect on cash                              $      91         (626)
                                                     ----------   ----------
Net increase in cash and cash equivalents                5,969          376
Cash and cash equivalents
   at beginning of period                                2,748        4,365
                                                     ----------   ----------
Cash and cash equivalents at end of period           $   8,717        4,741
                                                     ----------   ----------
Supplemental disclosures of cash flow information:
   Interest paid                                     $   8,105        6,851
   Income taxes paid                                 $     157        7,130


See accompanying Notes to Condensed Consolidated Financial Statements.
                                   5
    HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

The Company's Condensed Consolidated Financial Statements as of September 30, 2001, and for the three months ended September 30, 2001 and 2000, have not been audited by the Company's independent auditors; however, in the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company and subsidiaries as of September 30, 2001 and the results of their operations and their cash flows for the periods presented.

Where necessary, prior years' information has been reclassified to conform to the current year consolidated financial statement presentation.

These financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

The results of operations for the three months ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year.

NOTE B - COMPREHENSIVE INCOME

Comprehensive income and its components for the three months ended September 30, 2001 and 2000 are presented below.

                                                          Three Months Ended
                                                             September 30,
(Dollars in thousands)                                    2001         2000
                                                       ----------   ----------
Net income                                             $   5,031        7,245
Other comprehensive income (loss):
    Foreign currency translation adjustments              19,304      (20,773)
    Unrealized gains (losses) on hedging derivatives      (1,417)       2,079
    Minimum pension liability adjustment                    (494)         ---
                                                       ----------   ----------
Total other comprehensive income (loss)                $  22,424      (11,449)
                                                       ----------   ----------














                                   6
    HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
          Notes to Condensed Consolidated Financial Statements

NOTE B - COMPREHENSIVE INCOME (continued)

The components of accumulated other comprehensive income as of September 30, 2001 and June 30, 2001 and the activity for the three months ended September 30, 2001 are presented below.

                     Cumulative     Hedging      Minimun       Other
                    Translation    Derivative    Pension    Comprehensive
                     Adjustment    Gain/(Loss)  Liability    income(loss)
                    ------------  ------------  ----------  --------------
June 30, 2001       $   (92,288)  $     2,785   $      --   $     (89,503)
Foreign currency
    translation
    adjustments          19,304            --          --           19,304
Change in fair
    value of foreign
    currency cash
    flow hedges              --        (1,417)         --          (1,417)
Pension liability
    Adjustment               --            --        (494)           (494)
                    ------------  ------------  ----------  --------------
September 30, 2001  $   (72,984)  $     1,368   $    (494)  $     (72,110)
                    ------------  ------------  ----------  --------------

NOTE C - EARNINGS PER SHARE INFORMATION

                                           Three Months Ended September 30,
                                               2001               2000
                                         -----------------   -----------------
(000's omitted except per share amounts)  Basic    Diluted    Basic    Diluted
                                         -------- --------   -------- --------
Net income                               $ 5,031    5,031      7,245    7,245
                                         -------- --------   -------- --------
Weighted average shares
        outstanding                       32,076   32,076     33,016   33,016
Employee stock options                        --    1,579         --    1,446
                                         -------- --------   -------- --------
Total weighted average
        shares outstanding                32,076   33,655     33,016   34,462
                                         -------- --------   -------- --------
Earnings per share                       $  0.16     0.15       0.22     0.21
                                         -------- --------   -------- --------












                                   7
    HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
      Notes to Condensed Consolidated Financial Statements


NOTE C - EARNINGS PER SHARE INFORMATION (continued)

During the quarter ended September 30, 2001, the difference between basic and diluted earnings per share was due to the potential dilutive impact of options to purchase common stock. Options to purchase 19,880 shares of common stock at prices ranging from $37.78 to $45.00 per share during the first quarter of 2001 were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock and therefore such options would be antidilutive.

NOTE D - SEGMENTATION

The Company is engaged in the design, manufacture and marketing of high fidelity audio products. Our businesses are organized based on the end-user markets served - consumer and professional.

The Consumer Systems Group manufactures loudspeakers and electronics for high fidelity audio reproduction in the home, in vehicles and with computers. Home applications include two channel audio, multi-channel audio/video and personal computer audio. Vehicle applications include audio, video, and infotainment encompassing navigation, telematics, multimedia and wireless internet. Consumer products are marketed under brand names including JBL, Infinity, Harman Kardon, Lexicon, Becker, Mark Levinson, Proceed, Revel and AudioAccess.

The Professional Group manufactures loudspeakers and electronics used by audio professionals in concert halls, recording, broadcast and cinema applications. Professional products are marketed worldwide under brand names including JBL Professional, Soundcraft, Crown, DOD, Digitech, dbx, AKG, BSS, and Studer.
























                                   8
    HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
          Notes to Condensed Consolidated Financial Statements

NOTE D - SEGMENTATION (continued)

The following table reports external sales and operating income (loss) by segment:

                                     Three Months Ended
                                         September 30,
($000s omitted)                     2001             2000
                                ------------     ------------
Net sales:
     Consumer Systems Group     $   294,051          285,359
     Professional Group             104,958          107,154
     Other                               --            2,463
                                ------------     ------------
                 Total          $   399,009          394,976
                                ------------     ------------
Operating income (loss):
     Consumer Systems Group     $    17,460           23,423
     Professional Group               4,402            3,869
     Other                           (8,518)         (11,149)
                                ------------     ------------
                 Total          $    13,344           16,143
                                ------------     ------------

Other operating income (loss) is primarily comprised of corporate expenses net of subsidiary allocations and discontinued operations.


NOTE E - INVENTORIES

Inventories consist of the following:

                                  September 30,         June 30,
($000's omitted)                      2001               2001
                                 --------------     --------------
Finished goods and inventory
       purchased for resale      $     151,821            145,349
Work in process                         42,529             38,572
Raw materials and supplies             147,670            133,579
                                 --------------     --------------
Total inventories                $     342,020            317,500
                                 --------------     --------------













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

As of September 30, 2001, the Company had contracts maturing through June 2002 to purchase and sell the equivalent of approximately $14.7 million of various currencies to hedge future foreign currency
purchases and sales.   The Company recorded approximately $38,000
thousand dollars in net losses from cash flow hedges related to forecasted foreign currency transactions in the three months ended September 30, 2001. These losses were offset by equivalent gains on the underlying hedged items. The amount as of September 30, 2001, that will be reclassified from accumulated other comprehensive income
(loss) to earnings within the next twelve months that is associated with these hedges is a gain of approximately $0.2 million.

The Company has also purchased forward contracts to hedge future cash flows due from foreign consolidated subsidiaries under operating lease agreements. As of September 30, 2001, the Company had such
















                                   10
    HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
          Notes to Condensed Consolidated Financial Statements

NOTE F - DERIVATIVES (continued)

contracts in place to purchase and sell the equivalent of approximately $44.8 million of various currencies to hedge quarterly lease commitments through March 2006. The Company recorded $0.1 million in net gains from cash flow hedges related to the purchase of these forward contracts in the three months ended September 30, 2001. The amount as of September 30, 2001 that will be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months that is associated with these hedges is a gain of $0.3 million.

The Company entered into a swap agreement in August 2001 to convert interest on $75 million of its $150 million, 7.32% Senior Notes due July 1, 2007, from a fixed rate to a variable rate. The objective of the swap agreement is to offset interest rate risk and associated changes in the fair value of the Company's fixed rate debt. The swap agreement terms match the interest payment terms and the maturity terms of the underlying bonds. The swap agreement is accounted for as a fair value hedge.


NOTE G - LEGAL PROCEEDINGS

The Company is a defendant in a lawsuit entitled Bose Corporation v. JBL, Inc., and Infinity Systems, Inc., United States District Court, District of Massachusetts. On February 3, 1998 Bose sued JBL and Infinity for infringement of a U.S. patent owned by Bose relating to the use of elliptical ports in loudspeaker cabinets.

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











                                   11
    HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements

NOTE G - LEGAL PROCEEDINGS (continued)

There are various other legal claims pending against the Company and its subsidiaries, but, in the opinion of management, liabilities, if any, arising from such claims will not have a material effect upon the consolidated financial condition or results of operations of the Company.


NOTE H - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and Statement of Financial Accounting
Standards No. 142 ("SFAS 142"), "Goodwill and Other Intanbigle Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized to earnings, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. The amortization of goodwill ceases upon adoption of SFAS 142 which is effective for fiscal years starting after December 15, 2001. The Company has elected not to early adopt the provisions of Statement 142. Because of the extensive effort needed to comply with adopting the Statement, it is not practicable to reasonably estimate the impact of adopting this Statement on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that statement. The standard is effective for fiscal years beginning after December 15, 2001.













                                   12
    HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
-------------------------------------

COMPARISON OF THE THREE MONTH PERIODS ENDED
SEPTEMBER 30, 2001 AND 2000

Net sales for the first quarter ended September 30, 2001 were $399.0 million. Sales in the first quarter last year totaled $395.0 million.

The Consumer Systems Group reported sales of $294 million for the quarter, an increase of 3 percent over the same period last year. Sales to the automakers increased 8 percent, offsetting declines of 10 percent in sales to the PC makers and 6 percent to the consumer electronics market. In North America and Asia, audio system shipments to Toyota and Lexus were substantially above last year's levels while sales to Chrysler decreased. In Europe, Harman/Becker reported increased sales of aftermarket navigation systems and robust sales to Mercedes and BMW.

The Professional Group reported sales of $105 million, essentially flat year to year after a robust first quarter a year ago. JBL Professional reported increased sales in the United States offset by lower international sales, particularly in Europe. AKG microphone shipments to automakers were higher than the same period last year but were offset by lower sales to mobile phone manufacturers.

The gross profit margin for the quarter ended September 30, 2001 was
26.0 percent ($103.7 million) compared to 27.8 percent ($109.7 million) in the same period last year. Gross profit margins were lower due to higher fixed overhead relating to our new facilities in Kentucky, Mexico and China.

Selling, general and administrative costs were 22.7 percent of sales ($90.4 million) for the three months ended September 30, 2001, compared to 23.7 percent ($93.6 million) for the same period last year. Selling and administrative expenses decreased due to cost savings generated from the Company's cost reduction program institued in fiscal 2001.

















                                   13
Operating income as a percentage of sales was 3.3 percent ($13.3 million) for the quarter ended September 30, 2001, compared to 4.1 percent ($16.1 million) for the same period in the prior year.
Operating income decreased due to lower margins.

Interest expense for the three months ended September 30, 2001 was $6.1 million compared to $5.7 million in the same quarter last year. Interest expense increased due to an increase in debt, offsetting slightly lower interest rates. The weighted average interest rate on borrowings for the quarter ended September 30, 2001 decreased to
6.3 percent, compared to 6.7 percent in the same period last year. Rates decreased due to market conditions and a larger percentage of borrowings in U.S. dollars. Average borrowings outstanding were $389.1 million for the first quarter of fiscal 2002 compared to last year's average for the same period of $342.7 million.

Income before income taxes for the first quarter was $7.1 million, compared to $10.2 million in the same period last year.

The effective tax rate for the first quarter of fiscal 2002 was
29.0 percent, the same as the period a year ago. The effective tax rates were below the U.S. statutory rate due to utilization of tax credits, realization of certain tax benefits for United States exports and the utilization of tax loss carryforwards at certain foreign subsidiaries. The Company calculates its effective tax rate based upon its current estimate of annual results.

Net income for the three months ended September 30, 2001 was $5.0 million, compared to $7.2 million reported for the same period last year.

Basic earnings per share for the three months ended September 30, 2001 were $0.16, and diluted earnings per share were $0.15. In the same period last year, basic earnings per share were $0.22, and diluted earnings per share were $0.21.

FINANCIAL CONDITION
---------------------------------
Net working capital at September 30, 2001 was $319.8 million, compared with $358.7 million at June 30, 2001 and $365.8 million at September 30, 2000. Working capital decreased in the quarter due to the reclassification of a portion of the Company's debt from non-current to current, offset by higher inventories associated with seasonal sales patterns and increased automotive buffer stocks.

In the quarter, the company reclassed its term-loan due August 30, 2002 from non-current to current. The Company plans to refinance the term-loan prior to its maturity.












                                   14


In the quarter, the Company acquired and placed in treasury 50,000 shares of its common stock at a total cost of $1.6 million.

Borrowings under the revolving credit facility at September 30, 2001 were $144.9 million, comprised of swing line borrowings of $1.1 million, which were included in short term borrowings, and competitive advance borrowings and revolving credit borrowings of $143.8 million. Borrowings under the revolving credit facility at June 30, 2001 were $111.6 million, comprised of swing line borrowings of $3.5 million and competitive advance borrowings and revolving credit borrowings of $108.1 million. Borrowings under the revolving credit facility
increased due to capital expenditures.   The Company plans to
refinance its revolving credit facility prior to its maturity on September 30, 2002. In the quarter ending December 31, 2001, borrowings under this facility will be reclassed from non-current to current.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in the Company's market risk exposures since June 30, 2001.

FORWARD-LOOKING STATEMENTS
---------------------------

This report, contains forward-looking statements within the meaning of Section 27A of the Securities Act and 21E of the Exchange
Act of 1934. You should not place undue reliance on these statements. Forward-looking statements include information concerning possible or assumed future results of operations, capital expenditures, the outcome of pending legal proceedings and claims, including environmental matters, goals and objectives for future operations, including descriptions of our business strategies and purchase commitments from customers, among other things. These statements are typically identified by words such as "believe," "anticipate," "expect," "plan," "intend," "estimate" and similar expressions. We base these statements on particular assumptions that we have made in light of our industry experience, as well as our perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read and consider the information in this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions.

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. These factors include, among other things:

     changes in consumer confidence and spending, including as a result of uncertainty arising out of the events of September 11, 2001;

     automobile industry sales and production rates and the willingness of automobile purchasers to pay for the option of a premium branded automotive audio system;

                                   15

     model-year changeovers in the automotive industry;

     our ability to satisfy contract performance criteria, including technical specifications and due dates;

     competition in the consumer and/or professional product markets in which we operate;

     the outcome of pending or future litigation and administrative claims, including patent and environmental matters;

     work stoppages at one or more of our facilities or at a facility of one of our significant customers;

     the loss of one or more significant customers, including our automotive manufacturer customers;

     our ability to adapt to technological advances and innovation on a cost-effective and timely basis; and

     general economic conditions.


In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in, or incorporated by reference into, this report will in fact transpire.































                                   16
    HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is a defendant in a lawsuit entitled Bose Corporation v. JBL, Inc., and Infinity Systems, Inc., United States District Court, District of Massachusetts. On February 28, 1998 Bose sued JBL and Infinity for infringement of a U.S. patent owned by Bose relating to the use of elliptical ports in loudspeaker cabinets.

On September 1, 2000, the trial court issued a judgment in favor of Bose in the amount of $5.7 million. In addition, the court initially issued a permanent injunction prohibiting JBL and Infinity from the manufacture and sale of loudspeakers in the United States utilizing elliptical ports. The judgment was increased to $7.2 million, plus interest, to account for sales for the five months preceding the trial court's judgment and for sales made from JBL and Infinity inventory between September 27, 2000 and November 26, 2000 as permitted by the trial court's September 27, 2000 modification of its permanent injunction. Management believes the trial court erred in its ruling and is appealing the decision, and that the Company should be successful in its appeal. However, if the Company is unsuccessful in its appeal and must pay $7.2 million plus interest in accordance with the trial court's judgment, this would have a material adverse effect on the result of operations in the period in which the award would be required to be paid.

There are various other legal claims pending against the Company and its subsidiaries, but, in the opinion of management, liabilities, if any, arising from such claims will not have a material effect upon the consolidated financial condition or results of operations of the Company.

Item 2.	Changes in Securities

            None.

Item 3.	Defaults Upon Senior Securities

            None.

Item 4.	Submission of Matters to a Vote of Security Holders

            (a) The date of the annual meeting of stockholders was November 5, 2001.

            (b) Mr. Bernard Girod was re-elected as a director of the Company with 25,405,055 affirmative votes and 3,450,321 votes withholding authority. Mr. Girod will serve a three-year term expiring at the 2004 Annual Meeting of Stockholders.

            (c) Ms. Ann McLaughlin was re-elected as a director of the Company with 28,437,460 affirmative votes and 417,916 votes withholding authority. Ms. McLaughlin will serve a three-year term expiring at the 2004 Annual Meeting of Stockholders.


                                   17

    HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

PART II - OTHER INFORMATION (continued)

Item 5.  Other Information

            None.

Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits required by Item 601 of Regulation S-K

                None.

           (b)  Reports on Form 8-K

                None.









































                                   18

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
	      (Registrant)



DATE:  November 14, 2001   BY: /s/ Bernard A. Girod
                              ---------------------------
                              Bernard A. Girod
                              Vice Chairman and Chief
                              Executive Officer


DATE:  November 14, 2001   BY: /s/ Frank Meredith
                              ---------------------------
                              Frank Meredith
                              Executive Vice President
                              and Chief Financial Officer



































                                   19