Form 10-Q
period 2001-12-31
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2002-02-08
CIK 800459

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                  FORM 10-Q

                 Quarterly Report under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                    For Quarter Ended:  December 31, 2001

                      Commission File Number:  1-9764

                    HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

          DELAWARE                                   11-2534306
----------------------------------       --------------------------------------
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

32,311,344 shares of Common Stock, $.01 par value, at January 31, 2002.

         HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

                                   INDEX


PART I.  FINANCIAL INFORMATION                               PAGE NO.

Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets -
      December 31, 2001 and June 30, 2001                         3

   Condensed Consolidated Statements of Operations -
      Three and six months ended December 31, 2001 and 2000       4

   Condensed Consolidated Statements of Cash Flows -
      Six months ended December 31, 2001 and 2000                 5

   Notes to Condensed Consolidated Financial Statements           6-13

Item 2.  Management's Discussion and Analysis of the
            Results of Operations and Financial Condition         14-17

Item 3.  Quantitative and Qualitative Disclosures about
            Market Risk                                           18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                         18

Item 2. Changes in Securities and Use of Proceeds                 19

Item 3. Defaults Upon Senior Securities                           19

Item 4. Submission of Matters to a Vote of Security Holders       19

Item 5. Other Information                                         19

Item 6. Exhibits and Reports on Form 8-K                          20

SIGNATURES                                                        21

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

         HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31, 2001 AND JUNE 30, 2001
                  ($000s omitted except per share amounts)


                                             December 30,         June 30,
ASSETS                                           2001               2001
                                            --------------     --------------
Current assets
   Cash and cash equivalents                $       5,301              2,748
   Receivables (less allowance for doubtful
      accounts of $12,168 at December 31,
      2001 and $11,457 at June 30, 2001)          310,717            315,817
   Inventories                                    335,061            317,500
   Other current assets                            68,593             72,806
                                            --------------     --------------
Total current assets                              719,672            708,871
                                            --------------     --------------
Property, plant and equipment, net                274,623            264,136
Excess of cost over fair value of assets
   acquired, net                                  144,468            145,258
Other assets                                       58,696             44,120
                                            --------------     --------------
Total assets                                $   1,197,459          1,162,385
                                            --------------     --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Short-term borrowings                    $      14,921              19,394
   Current portion of long-term debt              223,800               5,544
   Accounts payable                               121,752             151,478
   Accrued liabilities                            180,553             173,739
                                            --------------     --------------
Total current liabilities                         541,026            350,155
                                            --------------     --------------
Borrowings under revolving credit
   facility                                           ---            108,072
Senior long-term debt                             162,166            235,750
Other non-current liabilities                      47,035             44,537
Minority interest                                     945                929
Shareholders' equity
   Preferred stock, $.01 par value                    ---                ---
   Common stock, $.01 par value                       381                377
   Additional paid-in capital                     301,029            297,515
   Accumulated other comprehensive income:
      Unrealized gains on hedging derivatives       2,422              2,785
      Foreign currency translation adjustment     (83,108)           (92,288)
      Minimum pension liability adjustment           (479)               ---
   Retained earnings                              366,681            351,525
   Less common stock held in treasury            (140,639)          (136,972)
                                            --------------     --------------
Total shareholders' equity                        446,287            422,942
                                            --------------     --------------
Total liabilities and shareholders' equity  $   1,197,459          1,162,385
                                            --------------     --------------

See accompanying Notes to Condensed Consolidated Financial Statements.

         HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
                    ($000s omitted except per share amounts)

                                   Three Months Ended     Six Months Ended
                                      December 31,         December 31,
                                   2001        2000       2001         2000
                               ----------   ----------  ---------  ---------

Net sales                      $ 467,432      438,176    866,441    833,152
Cost of sales                    339,994      316,583    635,282    601,849
                               ----------   ----------  ---------  ---------
Gross profit                     127,438      121,593    231,159    231,303
Selling, general and
    administrative expenses      104,897       81,910    195,274    175,477
                               ----------   ----------  ---------  ----------
Operating income                  22,541       39,683     35,885     55,826
Other expense
    Interest expense               5,508        5,615     11,600     11,345
    Miscellaneous, net               512           48        677        251
                               ----------   ----------  ---------  ---------

Income before income taxes        16,521       34,020     23,608     44,230
Income tax expense                 4,791        9,866      6,847     12,831
                               ----------   ----------  ---------  ---------
Net income                     $  11,730       24,154     16,761     31,399
                               ----------   ----------  ---------  ---------


Basic earnings per share       $     .37          .75        .52        .96
                               ----------   ----------  ---------  ---------
Diluted earnings per share     $     .35          .72        .50        .92
                               ----------   ----------  ---------  ---------

Weighted average shares
    outstanding - basic           32,116       32,130      32,096    32,573
                               ----------   ----------  ----------  --------
Weighted average shares
    outstanding - diluted         33,525       33,764      33,595     34,118
                               ----------   ----------  ----------  --------










See accompanying Notes to Condensed Consolidated Financial Statements.

         HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                  ($000s omitted)


                                                       2001          2000
                                                   ------------  ------------
Cash flows from operating activities:
   Net income                                      $    16,761        31,399
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                         28,481        28,519
   Amortization of intangible assets                     9,242         7,758
Changes in assets and liabilities:
 (Increase) decrease in:
   Receivables                                           9,082       (15,592)
   Inventories                                         (13,642)      (70,408)
   Other current assets                                  7,251        (4,170)
(Decrease) increase in:
   Accounts payable                                    (32,021)      (24,134)
   Accrued liabilities                                   1,832        (3,953)
   Other operating activities                            1,727           477
                                                   ------------   -----------
Net cash provided by (used in)operating activities $    28,713       (50,104)
                                                   ------------   -----------
Cash flows from investing activities:
   Investment in unconsolidated subsidiaries       $    (5,788)           --
   Proceeds from disposition of assets                     849            --
   Loan collections                                        ---        12,259
   Capital expenditures                                (36,422)      (45,256)
   Purchased and capitalized software expenditure      (11,945)       (7,148)
   Other items, net                                      1,192         2,563
                                                   ------------  ------------
Net cash used in investing activities              $   (52,114)      (37,582)
                                                   ------------  ------------
Cash flows from financing activities:
   Borrowings on (repayments of) lines of credit   $    (5,076)        2,316
   Net proceeds from long-term debt                     32,854       155,228
   Shares repurchases                                   (3,667)      (66,968)
   Dividends paid to shareholders                       (1,605)       (1,621)
   Proceeds from exercise of stock options               3,518         2,218
                                                   ------------  ------------
Net cash provided by(used in)financing activities  $    26,024        91,173
                                                   ------------  ------------
Effect of exchange rates on cash                           (70)         (438)
                                                   ------------  ------------
Net increase(decrease)in cash and cash equivalents $     2,553         3,049

Cash and cash equivalents
   at beginning of period                                2,748         4,365
                                                   ------------  ------------
Cash and cash equivalents at end of period         $     5,301         7,414
                                                   ------------  ------------
Supplemental disclosures of cash flow information:
   Interest paid                                   $    11,031        11,940
   Income taxes paid                               $       561         8,391


See accompanying Notes to Condensed Consolidated Financial Statements.

         HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

The Company's Condensed Consolidated Financial Statements as of December 31, 2001, and for the three and six months ended December
31, 2001 and 2000, have not been audited by the Company's independent auditors; however, in the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company and subsidiaries as of December 31, 2001 and the results of their operations and their cash flows for the periods presented.

Where necessary, prior years' information has been reclassified to conform to the current year consolidated financial statement presentation.

These financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended June
30, 2001.

The results of operations for the three and six months ended December
31, 2001, are not necessarily indicative of the results to be expected for the full year.

NOTE B COMPREHENSIVE INCOME

Comprehensive income and its components for the three and six months ended December 31, 2001 and 2000 are presented below.

                                               Three months Ended     Six months Ended
                                                  December 31,          December 31,
($000s omitted)                               2001         2000      2001         2000
                                           ----------   ----------  ---------  ---------
Net income                                 $  11,730       24,154     16,761     31,399

Other comprehensive income (loss):
Foreign currency translation adjustments     (10,124)      16,022      9,180     (4,751)
Unrealized gains (losses) on
   hedging derivatives                         1,054       (2,100)      (363)       (21)
Minimum pension liability adjustment              15          ---       (479)       ---
                                           ----------   ----------  ----------  ----------
Total comprehensive income (loss)          $   2,675       38,076      25,099      26,627
                                           ----------   ----------  ----------  ----------

         HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (continued)

NOTE B COMPREHENSIVE INCOME (continued)

The components of accumulated other comprehensive income as of December 31, 2001 and June 30, 2001 and the activity for the six months ended December 31, 2001 are presented below.

                       Cumulative    Hedging        Minimum       Other
                       Translation  Derivative      Pension     Comprehensive
($000s omitted)        Adjustment   Gain/(Loss)    Liability    income(loss)
                      ------------  ------------  ------------  -------------
June 30, 2001	      $   (92,288)  $     2,785   $       ---   $    (89,503)

Foreign currency
    translation
    adjustments             9,180           ---           ---           9,180
Change in fair
    value of foreign
    currency cash
    flow hedges               ---          (363)          ---            (363)
Pension liability
    Adjustment                ---           ---          (479)           (479)
                      ------------  ------------  ------------   -------------
December 31, 2001     $  ( 83,108)        2,422         ( 479)        (81,165)
                      ------------  ------------  ------------   -------------

NOTE C EARNINGS PER SHARE INFORMATION

                                                Three Months Ended December 31,
                                                  2001                 2000
                                          -------------------   -------------------
($000s omitted except per share amounts)   Basic      Diluted      Basic    Diluted
                                          ---------  --------   ---------  --------
Net income                                $ 11,730    11,730      24,154    24,154
                                          ---------  --------   ---------  --------
Weighted average shares
    outstanding                             32,116    32,116      32,130    32,130
Employee stock options                          --     1,409          --     1,634
                                          ---------  --------   ---------  --------
Total weighted average
    shares outstanding                      32,116    33,525      32,130    33,764
                                          ---------  --------   ---------  --------

Earnings per share                        $    .37       .35         .75       .72
                                          ---------  --------   ---------  --------

         HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (continued)

NOTE C EARNINGS PER SHARE INFORMATION (continued)

                                               Six Months Ended December 31,
                                               2001                   2000
                                           ------------------   ------------------
($000s omitted except per share amounts)     Basic    Diluted     Basic    Diluted
                                           --------  --------   --------  --------

Net income                                 $16,761    16,761     31,399     31,399
                                           --------  --------   --------  --------
Weighted average shares
    outstanding                             32,096    32,096     32,573     32,573
Employee stock options                         ---     1,499        ---      1,545
                                           --------  --------   --------  ---------
Total weighted average
    shares outstanding                      32,096    33,595      32,573    34,118
                                           --------  --------   --------  ---------


Earnings per share                         $   .52       .50        .96        .92
                                           --------  --------   --------  ---------

The difference between basic and diluted earnings per share was due to the potential dilutive impact of options to purchase common stock. Options to purchase 22,000 shares of common stock at prices ranging from $41.00 to $45.00 per share during the second quarter of 2001 and options to purchase 10,815 shares of common stock at prices ranging from $42.00 to $45.00 during the second quarter of 2000 were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock and therefore such options would be antidilutive.
Options to purchase 20,940 shares of common stock at prices ranging from $41.00 to $45.00 per share during the six months ended December 31, 2001 and options to purchase 5,408 shares of common stock at prices ranging from $42.01 to $45.00 per share during the six months ended December 31, 2000 were not included in the computation of diluted earnings per share because they would be antidilutive.

NOTE D SEGMENTATION

The Company is engaged in the design, manufacture and marketing of high fidelity audio products. Our businesses are organized based on the end-user markets served consumer and professional.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

NOTE D SEGMENTATION (continued)
The Consumer Systems Group manufactures loudspeakers and electronics for high fidelity audio and video reproduction in the home, with computers and in vehicles. Home applications include two channel audio, multi-channel audio/video and personal computer audio. Vehicle applications include audio, video, navigation, telematics, multi-media and wireless internet. Consumer products are marketed under brand names including JBL, Harman Kardon, Infinity, Becker, Revel, Lexicon, Mark Levinson and Proceed.

 The Professional Group manufactures loudspeakers and electronics used by audio professionals in concert halls, cinemas, recording studios, broadcasting operations and live music events. Professional products are marketed worldwide under brand names including JBL, AKG, Studer, Soundcraft, Crown, DOD, Digitech and dbx.

The following table reports external sales and operating income (loss) by segment for the three and six months ended December 31, 2001.

                                       Three Months Ended          Six Months Ended
                                         December 31,                December 31,
($000s omitted)                     2001         2000           2001         2000
                                 ----------   ----------     ----------   ----------
Net sales:
     Consumer Systems Group      $ 363,379      326,406        657,430      611,765
     Professional Group            104,053      109,206        209,011      216,360
     Other                             ---        2,564            ---        5,027
                                 ----------   ----------     ----------   ----------
                 Total           $ 467,432      438,176        866,441      833,152
                                 ----------   ----------     ----------   ----------

Operating income (loss):
     Consumer Systems Group      $  26,871       35,357         44,331       58,780
     Professional Group              1,691        6,584          6,093       10,453
     Other                          (6,021)      (2,258)       (14,539)     (13,407)
                                 ----------   ----------     ----------   ----------
                 Total           $  22,541       39,683         35,885       55,826
                                 ----------   ----------     ----------   ----------

Consumer Systems Group sales for the three and six months ended December
31, 2000 were reduced by $16.6 million for a non-recurring repurchase of inventory from a European consumer electronics distributor. Other operating income (loss) is primarily comprised of corporate expenses net of subsidiary allocations.

         HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (continued)

NOTE E - INVENTORIES

Inventories consist of the following:

                                            December 31,       June 30,
($000s omitted)                                 2001             2001
                                           --------------    --------------
Finished goods and inventory
       purchased for resale                $     143,433           145,349
Work in process                                   44,409            38,572
Raw materials and supplies                       147,219           133,579
                                           --------------    --------------
Total inventories                          $     335,061           317,500
                                           --------------    --------------

NOTE F DERIVATIVES

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

         HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (continued)

NOTE F DERIVATIVES (continued)

As of December 31, 2001, the Company had contracts maturing through
June 2002 to purchase and sell the equivalent of approximately $9.8 million of various currencies to hedge future foreign currency purchases
and sales.   The Company recorded approximately $51,000 in net losses
from cash flow hedges related to forecasted foreign currency transactions in the six months ended December 31, 2001. These losses were offset by equivalent gains on the underlying hedged items. The amount as of December 31, 2001, that will be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months that is associated with these hedges is not material.

The Company has also purchased forward contracts to hedge future cash flows due from foreign consolidated subsidiaries under operating lease agreements. As of December 31, 2001, the Company had such contracts in place to purchase and sell the equivalent of approximately $53.7 million of various currencies to hedge quarterly lease commitments through March 2006. The Company recorded $0.1 million in net gains from cash flow hedges related to the purchase of these forward contracts in the six months ended December 31, 2001.
The amount as of December 31, 2001 that will be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months that is associated with these hedges is a gain of $0.6 million.

The Company entered into swap agreements in August 2001 and October 2001 to convert interest on the $150 million, 7.32% Senior Notes due July 1, 2007, from a fixed rate to a variable rate. The objective of the swap agreements is to offset interest rate risk and associated changes in the fair value of the Company's fixed rate debt. The swap agreement terms match the interest payment terms and the maturity terms of the underlying bonds. The swap agreements are accounted for as a fair value hedge.

NOTE G LEGAL PROCEEDINGS
The Company was a defendant in a lawsuit entitled Bose Corporation v. JBL, Inc., and Infinity Systems, Inc., United States District Court, District of Massachusetts. In this case, Bose sued JBL and Infinity for infringement of a U.S. patent issued to Bose relating to the use of elliptical ports in loudspeaker cabinets.

         HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (continued)

NOTE G LEGAL PROCEEDINGS (continued)

On September 1, 2000, the District Court issued a judgment in favor of Bose in the amount of $5.7 million. In addition, the District Court initially issued a permanent injunction prohibiting JBL and Infinity from the manufacture and sale of loudspeakers in the United States utilizing elliptical ports. The judgment was increased to $7.2 million, plus interest, to account for sales for the five months preceding the District Court's judgment and for sales made from JBL and Infinity inventory between September 27, 2000 and November 26, 2000 as permitted by the District Court's September 27, 2000 modification of its permanent junction. The Company appealed the District Court's decision to the United States Court of Appeals.

On December 17, 2001 the Court of Appeals affirmed the District
Court's judgment in the lawsuit. The judgment is approximately $8.3 million. The Company filed a petition for reconsideration and rehearing en banc with the Court of Appeals, however that petition has been denied.

The Company has been notified by the United States Patent and Trademark Office that it will reexamine the patent which was the subject of the lawsuit. The Company has filed a motion with the District Court to stay execution of the judgment pending the outcome of the reexamination of the patent by the Patent and Trademark Office.
The Company is also considering appealing this case to the United
States Supreme Court.

Management believes the Company should prevail as a result of the reexamination. It has, however, recorded an $8.3 million charge or $0.18 per share in the current quarter ending December 31, 2001. The charge is without any future operating effect because the simple port design, which was the subject of the Bose suit, was discontinued over two years ago.

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

         HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (continued)

NOTE H RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS
141"), "Business Combinations," and Statement of Financial
Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS
142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized to earnings, but instead be tested for impairment at least annually in accordance with the provisions of SFAS
142. The amortization of goodwill ceases upon adoption of SFAS 142 which is effective for fiscal years starting after December 15, 2001.

The Company has elected not to early adopt the provisions of Statement
142. Because of the extensive effort needed to comply with adopting the Statement, it is not practicable to reasonably estimate the impact of adopting this Statement on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. The Company will adopt the provisions of SFAS
142 effective July 1, 2002.

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






                               13
         HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTH PERIODS ENDED
DECEMBER 31, 2001 AND 2000

Net sales for the three months ended December 31, 2001 were $467.4 million compared to $438.2 million in the same period last year, an increase of 7 percent. For the six months ended December 2001, sales increased 4 percent to $866.4 million versus $833.2 million in the same period last year.

The Consumer Systems Group reported sales of $363.4 million for the three months ended December 2001. Sales to the personal computer manufacturers increased due to higher sales to Dell and an increase in aftermarket sales. Sales to the automakers increased 13 percent over last year's second quarter. In the United States Harman/Becker reported increased sales to Toyota and Chrysler while higher sales to BMW and the auto aftermarket contributed to increased sales in Europe.

The Consumer Systems Group reported sales of $657.4 million for the six months ended December 31, 2001, an increase of 7 percent over the prior year. Sales to the automakers increased 11 percent during the period as aggressive dealer incentive programs drove higher vehicle sales. In North America and Asia, Mark Levinson digital audio system shipments to Lexus and JBL system sales to Toyota were higher than the prior year, offsetting lower sales to Chrysler. In Europe, Harman/Becker reported increased sales to BMW for systems supporting the 3-series and higher than planned volumes for the new 7-series Infotainment system. Multimedia sales to Dell and the aftermarket were above last year's levels partially offset by lower sales to Apple and Compaq. Consumer audio product sales approximated the same prior year period.

The Professional Group reported sales of $104.1 million for the quarter, a 5 percent decrease from last year's $109.2 million. JBL sales increase for the quarter is due to returned momentum in the cinema business in the United States and Europe. However, lower sales at AKG and Studer were reported.



                                14

Professional Group sales for the six months ended December 31, 2001 were $209.0 million, a 3 percent decrease from last year after adjusting for the sale of a unit in the prior year. JBL Professional reported increased sales above last year's levels while the remainder of the group experienced modest sales declines.

The gross profit margin for the quarter ended December 2001 was 27.3 percent ($127.4 million) compared to 27.7 percent ($121.6 million) in the same period last year. Gross profit margin for the six months ended December 2001 was 26.7 percent ($231.2 million) compared to 27.8 percent ($231.3 million) last year. The gross profit margin for the second quarter and the first half decreased due to higher fixed overhead relating to our new facilities in Kentucky, Mexico and China, and Chrysler price reductions.

Selling, general and administrative costs as a percentage of sales were
22.4 percent ($104.9 million) for the second quarter and 22.5 percent ($195.3 million) for the six months ended December 2001. Selling, general and administrative costs were 18.7 percent of sales ($81.9 million) for the second quarter and 21.1 percent ($175.5 million) for the six months ended December 2000. Selling, general and administrative costs for the three and six months ending December 2001 increased from the prior year due a litigation charge of $8.3 million and higher research and development costs. In December 2001, the United States Court of Appeals affirmed a judgment in the Bose Corporation vs JBL Incorporated lawsuit. The litigation charge was recorded due to the December 2001 appellate court affirmation of a patent infringement judgment against the Company, as discussed in Item 1. Legal
Proceedings in Part II to this report.

Operating income as a percent of sales was 4.8 percent ($22.5 million) for the second quarter and 4.1 percent ($35.9 million) for the six months ended December 2001. Last year, operating income as a percent of sales was 9.1 percent ($39.7 million) for the second quarter and 6.7 percent ($55.8 million) for the first half. Operating income was lower than last year due to the increase in fixed overhead costs and the $8.3 million Bose litigation charge.

Interest expense for the three months ended December 2001 was $5.5 million compared to $5.6 million in the same quarter last year. For the six months ended December 2001, interest expense was $11.6 million, compared to $11.3 million last year. Average borrowings outstanding were $414.5 million for the second quarter of fiscal 2002 and $401.9 million for the first half, compared to $415.6 million and $378.9 million, respectively, for the same periods in the prior year.


                                 15
The weighted average interest rate on borrowings was 5.3 percent for the second quarter and 5.8 percent for the six months ended December 2001. The weighted average interest rates for the comparable periods in the prior year were 5.4 percent and 6.0 percent, respectively.

Income before income taxes for the second quarter was $16.5 million, compared to $34.0 million in the prior year. For the six months ended December 2001, income before taxes was $23.6 million compared to $44.2 million in the same period last year.

The effective tax rate for the three and six months ended December
2001, was 29.0 percent, equivalent to the same periods last year. The effective tax rates were below the U.S. statutory rate due to utilization of tax credits, realization of certain tax benefits for United States exports and the utilization of tax loss carryforwards at certain foreign subsidiaries. The Company calculates its effective tax rate based upon its current estimate of annual results.

Net income for the second quarter was $11.7 million, compared to a net income of $24.2 million reported for the same period last year. Net income for the six months ended December 2001 was $16.8 million, compared to $31.4 million in the same period last year. Excluding the legal charge, net income was $17.6 million and $22.7 million for the three and six months ended December 2001, respectively.

Basic earnings per share for the three months ended December 2001 were $.37, and diluted earnings per share were $.35. In the same period last year, basic earnings per share were $.75 and diluted earnings per share were $.72. Excluding the $8.3 million legal charge ($5.9 million after-tax), basic earnings per share were $.55 and diluted earnings per share were $.53.

Basic earnings per share for the six months ended December 2001 were $.52, and diluted earnings per share were $.50. For the same period last year, basic earnings per share were $.96 and diluted earnings per share were $.92. Excluding the $8.3 million legal charge ($5.9 million after-tax), basic earnings per share were $.70 and diluted earnings per share were $.68.

FINANCIAL CONDITION / LIQUIDITY AND CAPITAL RESOURCES

Net working capital at December 31, 2001 was $178.6 million, compared with $358.7 million at June 30, 2001. The working capital decrease from June 30, 2001 is primarily due to the reclassification of the Company's Term Loan and Revolving Credit Facility from non-

                                 16

current to current. Also, lower inventories and other current assets contributed to the decrease.

In the quarter ended December 31, 2001, the Company acquired and placed in treasury 68,000 shares of its common stock at a cost of $2.1 million. In the first half of fiscal 2002, the Company acquired and placed in treasury 118,000 shares of its common stock at a cost of $3.7 million.

In the quarter ended December 31, 2001, the company reclassified borrowings under the Revolving Credit Facility from non-current to current, due to its September 30, 2002 maturity date. Borrowings under the Revolving Credit Facility at December 31, 2001 were $153.7 million, comprised of swing line borrowings of $3.8 million, which were included in short-term borrowings, and competitive advance borrowings and revolving credit borrowings of $149.9 million.

Borrowings under the Revolving Credit Facility at June 30, 2001 were $111.6 million, comprised of swing line borrowings of $3.5 million and competitive advance borrowings and revolving credit borrowings of $108.1 million. Borrowings under the Revolving Credit Facility increased due to capital expenditures. The Company plans to refinance its Term Loan and Revolving Credit Facility prior to their maturities on August 30, 2002 and September 30, 2002, respectively.

                         FORWARD LOOKING STATEMENTS
Except for historical information contained herein, the matters discussed are forward-looking statements within the meaning of Section
21E of the Securities Exchange Act. You should not place undue reliance on these statements. We base these statements on particular assumptions that we have made in light of our industry experience, as well as our perception of historical trends, current market conditions, expected future developments and other factors that we believe are appropriate under the circumstances. These statements involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements, including but not limited to the effect of changes in consumer confidence and spending, automobile industry sales and production rates, model year changeovers in the automotive industry, our ability to satisfy contract performance criteria, availability of key components to the products we manufacture, competitive products, currency exchange rates, the outcome of pending or future litigation and other claims, labor disputes at our facilities or those of our significant customers, general economic conditions and other risks detailed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 and other filings with the Securities and Exchange Commission.

                                 17
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Securities and Exchange Commission requires registrants to include information about potential effects of market risk, including changes in interest rates and currency exchange rates, in their financial statements. There have been no material changes since June 30, 2001 in the qualitative aspects of the Company's market risk profile or in the potential effects of changes in currency exchange rates on the Company's financial condition or results of operations.

In the six months ended December 31, 2001, the Company entered into interest rate swap agreements converting the interest payments on its $150 million, 7.32% bonds from a fixed rate to a variable rate. As a result, the Company's exposure to changes in interest rates has increased. The Company prepares a sensitivity analysis assuming a hypothetical 100 basis point increase in interest rates across all maturities to assess the potential effect of changes in interest rates. At June 30, 2001, this analysis indicated that such market movements would reduce net income, on an annualized basis, by approximately
$1.4 million. At December 31, 2001, this analysis indicated that such market movements would reduce net income, on an annualized basis, by approximately $2.7 million. See Note F to the financial statements included in this report and the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, for more information regarding the Company's market risk.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company was a defendant in a lawsuit entitled Bose Corporation v. JBL, Inc., and Infinity Systems, Inc., United States District Court, District of Massachusetts. In this case, Bose sued JBL and Infinity for infringement of a U.S. patent issued to Bose relating to the use of elliptical ports in loudspeaker cabinets.

On September 1, 2000, the District Court issued a judgment in favor of Bose in the amount of $5.7 million. In addition, the District Court initially issued a permanent injunction prohibiting JBL and Infinity from the manufacture and sale of loudspeakers in the United States utilizing elliptical ports. The judgment was increased to $7.2 million, plus interest, to account for sales for the five months preceding the District Court's judgment and for sales made from JBL and Infinity inventory between September 27, 2000 and November 26, 2000 as permitted by the District Court's September 27, 2000 modification of its permanent junction. The Company appealed the District Court's decision to the United States Court of Appeals.

On December 17, 2001 the Court of Appeals affirmed the District
Court's judgment in the lawsuit. The judgment is approximately $8.3 million. The Company filed a petition for reconsideration and rehearing en banc with the Court of Appeals, however that petition has been denied.

The Company has been notified by the United States Patent and Trademark Office that it will reexamine the patent which was the subject of the lawsuit. The Company has filed a motion with the District Court to stay execution of the judgment pending the outcome of the reexamination of the patent by the Patent and Trademark Office.
The Company is also considering appealing this case to the United
States Supreme Court.

Management believes the Company should prevail as a result of the reexamination. It has, however, recorded an $8.3 million charge or $0.18 per share in the current quarter ending December 31, 2001. The charge is without any future operating effect because the simple port design, which was the subject of the Bose suit, was discontinued over two years ago.

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

         The Company's 2001 Annual Meeting of Shareholders was held on November 5, 2001. Information regarding the action taken at that meeting was included in the Company's Quarterly Report on Form 10-Q for the period ended
         September 30, 2001.

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


             HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
             (Registrant)



DATE:  February 8, 2002   BY:  /s/ Bernard A. Girod
                               --------------------------------
                                   Bernard A. Girod
                                   Vice Chairman and Chief
                                   Executive Officer


DATE:  February 8, 2002   BY:  /s/ Frank Meredith
                               --------------------------------
                                   Frank Meredith
                                   Executive Vice President
                                   and Chief Financial Officer