Form 10-Q
period 2002-03-31
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2002-05-15
CIK 800459

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.   20549

                                FORM 10-Q

               Quarterly Report under Section 13 or 15(d)
                of the Securities Exchange Act of 1934

                   For Quarter Ended: March 31, 2002

                    Commission File Number:  1-9764

               HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            DELAWARE                                   11-2534306
----------------------------------       ------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

                  1101 PENNSYLVANIA AVENUE, NW WASHINGTON, D.C. 20004
-----------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip code)

                              (202) 393-1101
            ------------------------------------------------------------
                (Registrant's telephone number, including area code)






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                      YES        X                NO
                    -------                    -------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

       32,487,676 shares of Common Stock, $.01 par value, at April 30, 2002

                 HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                              AND SUBSIDIARIES

                                    INDEX


PART I.  FINANCIAL INFORMATION                               PAGE NO.

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
            March 31, 2002 and June 30, 2001                        3

         Condensed Consolidated Statements of Operations -
            Three and nine months ended March 31, 2002 and 2001     4

         Condensed Consolidated Statements of Cash Flows -
            Nine months ended March 31, 2002 and 2001               5

         Notes to Condensed Consolidated Financial Statements    6-17

Item 2.  Management's Discussion and Analysis of the
            Results of Operations and Financial Condition       17-23

Item 3.  Quantitative and Qualitative Disclosures about
            Market Risk                                         23-24

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                 24

         Item 6. Exhibits and Reports on Form 8-K                  25

SIGNATURES                                                         26


















                                       2


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

               HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                            MARCH 31, 2002 AND JUNE 30, 2001
                        ($000s omitted except per share amounts)


                                                 March 31,         June 30,
ASSETS                                              2002             2001
                                              --------------    --------------
Current assets
   Cash and cash equivalents                  $      84,430             2,748
   Receivables (less allowance for doubtful
      accounts of $12,133 at March 31,
      2002 and $11,457 at June 30, 2001)            317,253           315,817
   Inventories                                      326,907           317,500
   Other current assets                              72,529            72,806
                                              --------------    --------------
Total current assets                                801,119           708,871
                                              --------------    --------------
Property, plant and equipment, net                  283,545           264,136
Excess of cost over fair value of assets
   acquired, net                                    155,462           145,258
Other assets                                         60,529            44,120
                                              --------------    --------------
Total assets                                  $   1,300,655         1,162,385
                                              --------------    --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Short-term borrowings                      $       7,199            19,394
   Current portion of long-term debt                  4,216             5,544
   Accounts payable                                 134,691           151,478
   Accrued liabilities                              181,939           173,739
                                              --------------    --------------
Total current liabilities                           328,045           350,155
                                              --------------    --------------
Borrowings under revolving credit
   facility                                             ---           108,072
Senior long-term debt                               459,398           235,750
Other non-current liabilities                        46,781            44,537
Minority interest                                     6,130               929
Shareholders' equity
   Preferred stock, $.01 par value                      ---               ---
   Common stock, $.01 par value                         382               377
   Additional paid-in capital                       302,851           297,515
   Accumulated other comprehensive income:
      Unrealized gains on hedging derivatives         4,446             2,785
      Foreign currency translation adjustment       (86,787)          (92,288)
      Minimum pension liability adjustment             (472)              ---
   Retained earnings                                380,520           351,525
   Less common stock held in treasury              (140,639)         (136,972)
                                              --------------    --------------
Total shareholders' equity                          460,301           422,942
                                              --------------    --------------
Total liabilities and shareholders' equity    $   1,300,655         1,162,385
                                              --------------    --------------

See accompanying Notes to Condensed Consolidated Financial Statements.

                                       3

               HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                          ($000s omitted except per share amounts)


                                   Three Months Ended      Nine Months Ended
                                       March 31,                March 31,
                                   2002         2001        2002       2001
                                  ---------  ---------   ----------  ----------
Net sales                         $458,310    435,658    1,324,751    1,268,810
Cost of sales                      334,828    339,316      970,110      941,165
                                  ---------  ---------   ----------  -----------
Gross profit                       123,482     96,342      354,641      327,645
Selling, general and
   administrative expenses          96,373    114,823      291,647      290,300
                                  ---------  ---------   ----------  -----------
Operating income (loss)             27,109    (18,481)      62,994       37,345
Other expense
   Interest expense                  6,073      7,249       17,673       18,594
   Miscellaneous, net                  405        174        1,082          425
                                  ---------  ---------   ----------  -----------
Income (loss) before income taxes   20,631    (25,904)      44,239       18,326
Income tax expense (benefit)         5,983     (7,512)      12,830        5,319
                                  ---------  ---------   ----------  -----------
Net income (loss)                 $ 14,648    (18,392)      31,409       13,007
                                  ---------  ---------   ----------  -----------

Basic earnings (loss) per share   $    .45      (0.57)         .98          .40
                                  ---------  ---------   ----------  -----------
Diluted earnings (loss) per share $    .43      (0.57)         .93          .38
                                  ---------  ---------   ----------  -----------
Weighted average shares
   outstanding - basic              32,333     31,998       32,174       32,383
                                  ---------  ---------   ----------  -----------
Weighted average shares
   outstanding - diluted            33,939     31,998       33,728       33,842
                                  ---------  ---------   ----------  -----------


















See accompanying Notes to Condensed Consolidated Financial Statements.

                                       4
            HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                                  ($000s omitted)
                                                       2002           2001
                                                   ------------   ------------
Cash flows from operating activities:
   Net income                                      $    31,409         13,007
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                         42,683         42,805
   Amortization of intangible assets                    13,913         11,180
   Loss on disposition of assets                           ---          2,678
Changes in assets and liabilities:
  (Increase)decrease in:
   Receivables                                           2,073        (14,199)
   Inventories                                          (7,376)       (64,668)
   Other current assets                                  3,432          2,316
  (Decrease) increase in:
   Accounts payable                                    (18,883)       (38,374)
   Accrued liabilities                                  (3,039)        10,054
   Other operating activities                            1,475            260
                                                   ------------   ------------
Net cash provided by (used in)
   operating activities                            $    65,687        (34,941)
                                                   ------------   ------------
Cash flows from investing activities:
   Payment for purchase of companies,
     net of cash acquired                          $    (2,778)           ---
   Proceeds from disposition of assets                     849            ---
   Capital expenditures                                (61,220)       (56,547)
   Collections of loans, net                               ---         12,259
   Purchased and capitalized software
     expenditures                                      (17,808)       (11,127)
   Other items, net                                       (823)         4,514
                                                   ------------   ------------
Net cash used in investing activities              $   (81,780)       (50,901)
                                                   ------------   ------------
Cash flows from financing activities:
   Borrowings on (repayments of) lines of credit   $   (12,620)        (3,651)
   Proceeds from issuance of long-term debt            350,832        159,642
   Repayments of long-term debt                       (238,961)           ---
   Debt issuance cost                                     (449)        (1,179)
   Shares repurchased                                   (3,667)       (66,968)
   Dividends paid to shareholders                       (2,414)        (2,427)
   Proceeds from exercise of stock options               5,336          2,997
                                                   ------------   ------------
Net cash provided by (used in)
   financing activities                            $    98,057         88,414
                                                   ------------   ------------
Effect of exchange rates on cash                          (282)          (638)
                                                   ------------   ------------
Net increase in cash and cash equivalents          $    81,682          1,934
Cash and cash equivalents
   at beginning of period                                2,748          4,365
                                                   ------------   ------------
Cash and cash equivalents at end of period         $    84,430          6,299
                                                   ------------   ------------
Supplemental disclosures of cash flow information:
   Interest paid                                   $    18,372         15,955
   Income taxes paid                               $     3,928         12,506
Supplemental schedule of non-cash
   investing activities:
   Fair value of assets acquired                   $   19,199             ---
   Cash paid for the assets                             2,778             ---
                                                   ------------   ------------
   Liabilities assumed                             $   16,421             ---
                                                   ------------   ------------

See accompanying Notes to Condensed Consolidated Financial Statements.
                                       5

          HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
               Notes to Condensed Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

The Company's Condensed Consolidated Financial Statements as of March 31, 2002 and for the three and nine months ended March 31, 2002 and 2001, have not been audited by the Company's independent auditors; however, in the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company and subsidiaries as of March 31, 2002 and the results of their operations and their cash flows for the periods presented.

Where necessary, prior years' information has been reclassified to conform to the current year consolidated financial statement presentation.

These financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

The results of operations for the three and nine months ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation - The consolidated financial statements include the accounts of the Company and subsidiaries after the elimination of significant intercompany transactions and accounts.

Revenue Recognition - The Company recognizes revenue from product sales upon shipment of goods when passage of title to goods transfer to the customer. Substantially all revenue transactions involve the delivery of a physical product. The Company does not have multiple element arrangements that contain undelivered products or services at shipment.

Sales Discounts - The Company provides certain customers product discounts and sales incentives including prompt payment discounts, volume incentive programs, rebates and dealer order incentives. The Company reports revenues net of discounts and other sales incentives.

        HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 (continued)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cost of Sales - Cost of sales includes items such as material, labor, manufacturing overhead and cost of goods purchased.
In addition, expenses incurred for manufacturing depreciation and engineering, warehousing, shipping and handling, sales commissions and customer service are also included in cost of sales.

Selling, General and Administrative Expenses - Selling, general and administrative expenses include non-manufacturing salaries and benefits, occupancy costs, professional fees, research and development costs as well as selling expenses, advertising expenses and other operating expenses.

Advertising Costs - The Company expenses advertising costs as incurred. When production costs are incurred for future advertising costs, the amount is recorded as an asset and is subsequently expensed when the advertisement is first put into service.

Amortization of intangibles - Amortization of intangibles includes amortization of goodwill, amortization of purchased and deferred software costs and amortization of debt issuance costs.

Cash Equivalents - Cash equivalents includes investments with maturities of less than three months.

Inventories - Inventories are valued at the lower of cost or market. Cost is determined principally by the first-in, first-out method.

Property, Plant and Equipment - Property, plant and equipment is recorded at cost or in the case of capitalized leases, at the present value of the future minimum lease payments. Depreciation and amortization of property, plant and equipment is provided primarily using the straight-line method over useful lives estimated from 3 to 50 years.

Income Taxes - The deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the expected reversal of the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense is measured by the change in the net deferred income tax asset or liability during the year.

        HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
            Notes to Condensed Consolidated Financial Statements
                               (continued)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation - Assets and liabilities in foreign functional currencies are translated into U.S. dollars based upon the prevailing currency exchange rates in effect at the balance sheet date. Translation gains and losses are not included in the determination of net income but are accumulated in a separate component of shareholders' equity. These translation gains and losses are a component of comprehensive income.

Excess of Cost over Fair Value of Assets Acquired - The net excess of cost over fair value of assets acquired is amortized over periods from 3 to 40 years, using the straight-line method. The Company will implement SFAS 142 in fiscal year beginning July 1, 2002, except for acquisitions in fiscal 2002, which are recorded under SFAS 142.

Purchased and Deferred Software Costs - Purchased and deferred software costs, net, are included in other assets on the balance sheet. Deferred costs are principally comprised of costs to acquire or develop automotive navigation, telecommunications and networking software. Software costs are capitalized subsequent to the establishment of technological feasibility.

Research and Development - Research and development costs are expensed as incurred.

Stock Option Plan - Pursuant to SFAS No. 123, "Accounting for
Stock-Based Compensation," the Company has elected to continue to apply the provisions of APB Opinion No. 25 for stock-based compensation accounting and reporting.

Use of Estimates - Estimates and assumptions have been made relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date and the reporting of revenues and expenses during the reporting periods to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

        HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                   (continued)

NOTE C - COMPREHENSIVE INCOME

Comprehensive income and its components for the three and nine months ended March 31, 2002 and 2001 are presented below.


                                         Three Months Ended   Nine Months Ended
                                               March 31,           March 31,
($000s omitted)                            2002      2001      2002      2001
                                         --------  --------  --------  --------
Net income                               $14,648   (18,392)   31,409    13,007

Other comprehensive income (loss):
Foreign currency translation adjustments 3,679 (20,071) 5,501 (24,822) Unrealized gains (losses) on
   hedging derivatives                     2,024     1,582     1,661     1,561
Minimum pension liability adjustment           7       ---      (472)      ---
                                         --------  --------  --------  --------
Total comprehensive income (loss)        $20,358   (36,881)   38,099   (10,254)
                                         --------  --------  --------  --------

The components of accumulated other comprehensive income as of March 31, 2002 and June 30, 2001 and the activity for the nine months ended March 31, 2002 are presented below.



                        Cumulative     Hedging       Minimum       Other
                        Translation   Derivative     Pension    Comprehensive
($000s omitted)         Adjustment    Gain/(Loss)   Liability   income (loss)
                       ------------  ------------  -----------  -------------
June 30, 2001	     $   (92,288)  $     2,785   $      ---   $    (89,503)

Foreign currency
   translation
   adjustments               5,501           ---          ---          5,501
Change in fair
   value of foreign
   currency cash
   flow hedges                 ---         1,661          ---          1,661
Pension liability
   adjustment                  ---           ---         (472)          (472)
                       ------------  ------------  -----------  -------------
March 31, 2002         $  ( 86,787)  $     4,446   $     (472)  $    (82,813)
                       ------------  ------------  -----------  -------------

            HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                  Notes to Condensed Consolidated Financial Statements
                                      (continued)

NOTE D - EARNINGS PER SHARE INFORMATION

                                                Three Months Ended March 31,
                                                  2002                 2001
                                           ----------------  ----------------
($000s omitted except per share amounts)   Basic   Diluted    Basic   Diluted
                                           ------- -------   -------- -------
Net income                                 $14,648  14,648   (18,392) (18,392)
                                           ------- -------   -------- --------
Weighted average shares
   outstanding                              32,333  32,333     31,998   31,998
Employee stock options                         ---   1,606        ---      ---
                                           ------- -------   -------- --------
Total weighted average
   shares outstanding                       32,333  33,939     31,998   31,998
                                           ------- -------   -------- --------

Earnings per share                         $   .45     .43     (0.57)   (0.57)
                                           ------- -------   -------- --------



                                                Nine Months Ended March 31,
                                                   2002                 2001
                                         ------------------   ------------------
($000s omitted except per share amounts) Basic      Diluted   Basic      Diluted
                                         --------  --------   --------  --------

Net income                               $31,409    31,409     13,007    13,007
                                         --------  --------   --------  --------
Weighted average shares
   outstanding                            32,174    32,174     32,383    32,383
Employee stock options                       ---     1,554        ---     1,459
                                         --------  --------   --------  --------
Total weighted average
   shares outstanding                     32,174    33,728     32,383    33,842
                                         --------  --------   --------  --------
Earnings per share                       $   .98       .93        .40       .38
                                         --------  --------   --------  --------


The difference between basic and diluted earnings per share is due to the potential dilutive impact of options to purchase common stock. These options did not have a dilutive impact on the three months ended March 31, 2001 because the Company incurred a loss. As a result, diluted loss per share equaled basic loss per share.

        HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (continued)

NOTE D - EARNINGS PER SHARE INFORMATION (continued)

Options to purchase 19,000 shares of common stock at prices ranging from $42.01 to $45.00 per share during the nine months ended March 31, 2002 and options to purchase 9,872 shares of common stock at prices ranging from $42.01 to $45.00 per share during the nine months ended March 31, 2001 were not included in the computation of diluted earnings per share because these options would have been antidilutive. There were no antidilutive options to purchase shares of common stock at March 31, 2002.

NOTE E - SEGMENTATION

The Company manufactures and markets audio electronics and loudspeakers for the consumer and professional markets. Our businesses are organized based on the end-user markets served
- consumer and professional. The consumer products sold by the Company are used in the home, in vehicles and with computers. The professional products sold by the Company are used in live performances, in theaters, in recording studios and in industrial installations. The Company's products are sold worldwide with the predominant markets being the U.S. and Europe. Consumer sales accounted for approximately 76% of the Company's total sales for the nine months ended
March 31, 2002 and 74% of the Company's sales for the nine months ended March 31, 2001. Professional sales accounted for 24% of the Company's total sales for the nine months ended March 31, 2002 and 26% for the nine months ended
March 31, 2001.

The Consumer Systems Group designs, manufactures and markets loudspeakers and electronics for high fidelity audio and video reproduction in the home, in vehicles and with computers.
Home applications include two-channel audio, multi-channel audio/video and personal computer audio. Vehicle applications include car audio, video and navigation systems. Vehicle applications also include integrated infotainment systems that manage functions such as car audio, video and navigation and other functions such as climate control, telecommunications and internet access, which are provided by other manufacturers and service providers. Consumer products are marketed worldwide under brand names including JBL, Infinity, Harman Kardon, Lexicon, Becker, Mark Levinson, Proceed,
Revel and AudioAccess.

        HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (continued)

NOTE E - SEGMENTATION (continued)

The Professional Group designs, manufactures and markets loudspeakers and electronics used in the sound reinforcement, music instrument support and broadcast and recording segments of the professional audio market. Professional products are used at concert halls, cinemas, recording studios, broadcasting operations and live music events. Professional products are marketed worldwide under brand names including JBL Professional, Soundcraft, Crown, DOD, Digitech, dbx, AKG, Lexicon, BSS and Studer.

The following table reports external sales and operating income
(loss) by segment for the three and nine months ended
March 31, 2002 and 2001.

                                  Three Months Ended      Nine Months Ended
                                       March 31,              March 31,
($000s omitted)                   2002        2001         2002        2001
                               ----------  ----------   ----------  ----------
Net sales:
     Consumer Systems Group    $ 354,554     325,269    1,011,984     937,034
     Professional Group          103,756     107,399      312,767     323,759
     Other                           ---       2,990          ---       8,017
                               ----------  ----------   ----------  ----------
                 Total         $ 458,310     435,658    1,324,751   1,268,810
                               ----------  ----------   ----------  ----------
Operating income (loss):
     Consumer Systems Group    $  30,759       5,986       75,090      64,898
     Professional Group            3,110     (18,359)       9,203      (8,002)
     Other                        (6,760)     (6,108)     (21,299)    (19,551)
                               ----------  ----------   ----------  ----------
                 Total         $  27,109     (18,481)      62,994      37,345
                               ----------  ----------   ----------  ----------


Consumer Systems Group net sales for the nine months ended March 31, 2001 were reduced by $16.6 million for a non-recurring repurchase of inventory from a European consumer distributor. Other operating income (loss) is primarily comprised of corporate expenses net of subsidiary allocations.

    HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (continued)

NOTE F - INVENTORIES

Inventories consist of the following:

                                 March 31,     June 30,
($000s omitted)                    2002          2001
                                ----------    ----------
Finished goods and inventory
  purchased for resale          $ 134,377       145,349
Work in process                    46,905        38,572
Raw materials and supplies        145,625       133,579
                                ----------    ----------
Total inventories               $ 326,907       317,500
                                ----------    ----------


NOTE G - DERIVATIVES

The Company uses foreign currency forward contracts to hedge a portion of its forecasted transactions. These forward contracts are designated as foreign currency cash flow hedges and recorded at fair value in the statement of financial position. The recorded fair value is balanced by an entry to other comprehensive income (loss) in the statement of financial position until the underlying forecasted foreign currency transaction occurs. When the transaction occurs, the gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income (loss) to the same income statement line item in which the foreign currency gain or loss on the underlying hedged transaction is recorded. If the underlying forecasted transaction does not occur, the amount recorded in accumulated other comprehensive income (loss) is reclassified to the miscellaneous, net, line of the income statement in the then-current period.

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

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

NOTE G - DERIVATIVES (continued)

As of March 31, 2002, the Company had contracts maturing through December 2002 to purchase and sell the equivalent of approximately $9.9 million of various currencies to hedge forecasted future foreign currency purchases and sales. The Company recorded approximately $32,000 in net losses from hedges related to forecasted foreign currency transactions in the nine months ended March 31, 2002. These losses were offset by equivalent gains on the underlying hedged items. As of March 31, 2002, the amount that will be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months associated with these hedges was approximately $42,000.

The Company has also purchased forward contracts to hedge future cash flows due from foreign consolidated subsidiaries under operating lease agreements. As of March 31, 2002, the Company had contracts in place to purchase and sell the equivalent of approximately $53.3 million of various currencies to hedge quarterly lease commitments through March 2006. The Company recorded a $0.4 million net gain from hedges related to the purchase of these forward contracts in the nine months ended March 31, 2002. As of March 31, 2002 the amount that will be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months associated with these hedges was a gain of $2.0 million.

The Company entered into swap agreements in August 2001 and October 2001 to convert interest on $150 million principal amount of its 7.32% senior notes due July 1, 2007 from a fixed rate to a floating rate. The Company entered into a swap agreement in March 2002 to convert interest on $150 million principal amount of its 7.125% senior notes due
February 15 2007, from a fixed rate to a floating rate.

The objective of the swap agreements is to offset changes in the fair value of the Company's fixed rate debt caused by interest rate fluctuations. The interest rate swap agreements are reflected at fair value in the Company's consolidated balance sheet and the related portion of fixed-rate debt being hedged is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligation attributable to the fair value risk being hedged.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

NOTE G - DERIVATIVES (continued)

Changes in the fair value of the interest rate swaps and the offsetting changes in the adjusted carrying value of the fixed-rate debt being hedged are recognized as adjustments to interest expense in the Company's consolidated statement of operations. The net effect of these adjustments is that interest expense on the portion of fixed-rate debt being hedged is recorded based on floating interest rates.

NOTE H - LEGAL PROCEEDINGS

There are various legal claims pending against the Company and its subsidiaries, but in the opinion of management, liabilities, if any, arising from such claims will not have a material effect upon the consolidated financial condition or results of operations of the Company.

NOTE I - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and
Statement of Financial Accounting Standards No. 142
("SFAS 142"),  "Goodwill and Other Intangible Assets."
SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies the criteria intangible assets acquired in a purchase method business combination must satisfy in order to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized to earnings, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. The amortization of goodwill will cease upon adoption of SFAS 142, which is effective for fiscal years starting after December 15, 2001.

The Company has elected not to early adopt the provisions of SFAS 142. Because of the extensive effort needed to comply with adopting SFAS 142, it is not practicable to estimate the impact of adopting SFAS 142 on the Company's financial statements at the date

        HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                 (continued)

NOTE I - RECENT ACCOUNTING PRONOUNCEMENTS (continued)

of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. The Company will adopt the provisions of SFAS 142 effective July 1, 2002.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," it retains many of the fundamental provisions of SFAS 121. SFAS
144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt the provisions of SFAS 144 effective
July 1, 2002.

In December 2001, the FASB Emerging Issues Task Force issued
EITF 01-09 "Accounting for Consideration Given by a Vendor to a Customer," which provides that cash consideration given by a vendor to a customer is presumed to be a reduction of the selling price and, therefore, should be characterized as a reduction of revenue in the statement of operations. The statement is effective for periods beginning after December 15, 2001. The Company has adopted
EITF 01-09 and the impact of adopting EITF 01-09 was not material.

NOTE J - ACQUISITIONS

In October 2001 the Company acquired 26 percent of CAA AG (CAA), which is based in Filderstadt, Germany. The Company subsequently increased its ownership percentage to 27 percent in December 2001. At December 31, 2001 the investment in CAA was accounted for by the cost method as the Company had no significant influence over CAA. In the quarter ended March 31, 2002, the Company increased its ownership in CAA TO 82 percent. The Company has consolidated CAA in its consolidated financial statements for the quarter ended March 31, 2002. As of April 26, 2002 the Company's tender offer for CAA expired. The Company presently owns 95 percent of CAA.



                                       16
       HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 (continued)

NOTE J - ACQUISITIONS (continued)

CAA develops software platforms and provides services to enable and facilitate system integration in customer service functions. The purchase price in excess of net assets acquired was approximately $16 million, of which approximately $14 million was recorded as goodwill. The operations and results of operations of CAA are not material to the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

Net sales for the three months ended March 31, 2002 were $458.3 million compared to $435.7 million in the same period last year, an increase of 5 percent. Excluding currency effects, net sales rose 8 percent. For the nine months ended March 31, 2002, net sales increased 4 percent to $1.325 billion versus $1.269 billion in the same period last year. Excluding currency effects, net sales increased 5 percent for the first nine months.

The Consumer Systems Group reported net sales of $354.6 million for the three months ended March 31, 2002, an increase of 9 percent over the prior year period, or 12 percent excluding currency effects.
Sales to automakers increased 16 percent as vehicle sales were generally strong in North America and Europe. Sales to Toyota for the Camry were well above the prior year. Sales to Chrysler improved in the third quarter compared to last year. Harman/Becker reported increased sales in Europe due to robust shipments of infotainment systems to BMW in support of the new 7 Series. Sales of aftermarket navigation systems and increased purchases by Mercedes-Benz also improved sales in Europe. Multimedia sales were higher to Apple and the PC audio aftermarket.

The Consumer Systems Group reported net sales of $1.012 billion for the nine months ended March 31, 2002, an increase of 8 percent over the prior year, or 9 percent excluding currency effects. Sales of consumer home audio products in the U.S. and Europe were slightly lower than the previous nine-month period due to continued softness in the consumer home market. Sales to automakers increased 13 percent during the period due to overall strength in that market and aggressive dealer incentive programs. Sales to the automakers in North America increased 6 percent, as Mark Levinson digital audio system shipments to Lexus and JBL system sales to Toyota were higher than the prior year, offsetting lower sales to Chrysler. In Europe, Harman/Becker reported increased sales to BMW for systems supporting the 3 Series and higher than planned volumes for the new 7 Series infotainment system. Harman/Becker sales to DaimlerChrysler were higher than the prior year period. Multimedia sales to Dell, Toshiba and the PC aftermarket were above last year's levels offset by lower sales to Apple.

The Professional Group reported net sales of $103.8 million for the quarter, a 3 percent decrease from last year's $107.4 million after adjusting for the sale of a business unit. JBL Professional and Crown sales increased for the quarter due to new product introductions. The International Professional business units reported lower sales versus last year as they exited unprofitable product lines.

The Professional Group reported net sales of $312.8 million for the nine months ended March 31, 2002, a 3 percent decrease from last year's $323.8 million after adjusting for the sale of a unit in the prior year. JBL Professional reported increased sales above last year's levels while the remainder of the group experienced sales declines.

The gross profit margin for the quarter ended March 31, 2002 was
26.9 percent ($123.5 million) compared to 22.1 percent ($96.3 million) in the same period last year. Gross profit margin for the nine months ended March 31, 2002 was 26.8 percent ($354.6 million) compared to
25.8 percent ($327.6 million) last year. During the third quarter of last year gross profit was reduced by inventory write-downs totaling
$8.6 million and other special charges of $5.2 million. The inventory writedowns reflected the reduction of inventory carrying values to net realizable value resulting from decisions to discontinue various product lines, change manufacturing processes and terminate certain European distributors in connection with the transition of the Company's international consumer business to a direct to retailer model. The inventory writedowns were recorded as a component of cost of sales and were substantially complete at the end of fiscal 2001. Excluding these charges, gross profit margin was 25.3 percent ($110.2 million) and 26.9 percent ($341.5 million) for the three and nine months ended
March 31, 2001, respectively. For the quarter, gross profit margins are higher than prior periods due to increased sales of products with higher margins. For the nine month period, gross profit margins were consistent with the prior year period.

Selling, general and administrative costs as a percentage of sales were 21.0 percent ($96.4 million) for the third quarter and 22.0 percent ($291.6 million) for the nine months ended
March 31, 2002.  Selling, general and administrative costs were
26.4 percent of sales ($114.8 million) for the quarter ended
March 31, 2001 and 22.9 percent ($290.3 million) for the nine months ended March 31, 2001. Selling, general and administrative costs for the third quarter and nine months ending March 31, 2002 decreased from the prior year due to the $22.4 million special charge recorded in March 2001 to terminate distributors in Europe, record severance costs for 250 employees, write-off fixed and impaired assets as well as costs for factory closures in Argentina and U.K. All such amounts were paid prior to June 30, 2001, except payments of $3.3 million for severance and other costs made in the first nine months of fiscal 2002 and additional payments of $1.1 million for severance costs which will be made in future periods. No material changes to the original charges were necessary. Management believes that these initiatives have lead to lower incremental costs. Excluding the charge, selling, general and administrative costs as a percentage of sales were
21.2 percent ($92.4 million) and 21.1 percent ($267.8 million) for the three and nine months ended March 31, 2001 respectively. These levels are consistent with the current year periods.

Operating income as a percent of sales was 5.9 percent
($27.1 million) for the third quarter and 4.8 percent
($63.0 million) for the nine months ending March 31, 2002.
In the prior year, operating loss as a percent of sales was
4.2 percent ($18.5 million) for the third quarter and operating income was 2.9 percent ($37.3 million) for the nine months ended March 31, 2002. The increases in operating income for the quarter and nine months ended March 31, 2002 were primarily due to the $36.3 million charge recorded in the prior year. Excluding the charge, operating income as a percentage of sales was 4.1 percent ($17.9 million) and 5.8 percent ($73.7 million) for the three and nine months ended March 31, 2001, respectively. Compared to the prior year and excluding the charge in 2001, operating income as a percentage of sales was higher for the quarter due to higher gross margins. Operating income as a percentage of sales for the nine months ending March 31, 2002 compared to the prior year period was lower than last year due to higher research and development engineering costs and higher selling, general and administrative expenses. Research and development engineering costs increased due to initiatives supporting new automotive programs.

Interest expense for the three months ended March 31, 2002 was $6.1 million compared to $7.2 million in the same quarter last year. For the nine months ended March 31, 2002, interest expense was $17.7 million, compared to $18.6 million last year.
Average borrowings outstanding were $438.6 million for the third quarter of fiscal 2002 and $444.4 million for the first nine months, compared to $440.6 million and $397.6 million, respectively, for the same periods in the prior year.

The weighted average interest rate on borrowings was 5.5 percent for the third quarter and 5.3 percent for the nine months ended March 31, 2002. The weighted average interest rates for the comparable periods in the prior year were 6.6 percent and 6.2 percent, respectively. The decrease in the weighted average interest rate was primarily due to lower interest rates under the floating interest rate formula in the Company's revolving credit facility.

Income before income taxes for the third quarter was $20.6
million, compared to a loss before income taxes of $25.9 million in the prior year. For the nine months ended
March 31, 2002, income before taxes was $44.2 million compared to $18.3 million in the same period last year.

The effective tax rate for the three and nine months ended
March 31, 2002, was 29.0 percent, equivalent to the effective tax rates for the same periods last year. The effective tax rates were below the U.S. statutory rate due to utilization of tax credits, realization of certain tax benefits for United States exports and the utilization of tax loss carryforwards at certain foreign subsidiaries. The Company calculates its effective tax rate based upon its current estimate of annual results.

Net income for the third quarter was $14.6 million, compared to a net loss of $18.4 million reported for the same period last year. Net income for the nine months ended March 31, 2002 was $31.4 million, compared to $13.0 million in the same period last year. Excluding the charge recorded in the prior year, net income was $7.4 million and $38.8 million for the three and nine months ended March 31 2001, respectively.

Basic earnings per share for the three months ended March 31, 2002 were $.45 and diluted earnings per share were $.43. In the same period last year, basic and diluted loss per share were $.57.
Excluding the charge, in the prior year basic earnings per share were $.23 and diluted earnings per share were $.22.

Basic earnings per share for the nine months ended March 31, 2002 were $.98 and diluted earnings per share were $.93. For the same period last year, basic earnings per share were $.40 and diluted earnings per share were $.38. Excluding the charge of $36.3 million ($25.8 million after-tax), in the prior year basic earnings per share were $1.20 and diluted earnings per share were $1.15.

FINANCIAL CONDITION / LIQUIDITY AND CAPITAL RESOURCES

Net working capital at March 31, 2001 was $473.1 million, compared with $358.7 million at June 30, 2001. The working capital increase from June 30, 2001 is due to an increase in the cash balance at March 31, 2002 due to the proceeds of the senior note offering described below and an increase in inventory levels, primarily at Harman/Becker. The increase is also due to lower current debt as the majority of current debt was repaid with the proceeds of the senior note offering.

Capital expenditures for the nine months ended March 31, 2002 were $61.2 million. Capital expenditures for the nine months ended
March 31, 2001 were $56.5 million. The increase from the prior period is due to the expansion of facilities and the introduction of new production lines to facilitate new business with automotive customers. The Company expects capital expenditures to be approximately $120.0 million in fiscal 2003 and capital expenditures will likely remain at this level for the next two to three years.

In the quarter ended March 31, 2002, no shares of the Company's common stock were acquired and placed in treasury. In the first nine months of fiscal 2002, the Company acquired and placed in treasury 118,000 shares of its common stock at a cost of $3.7 million.

In the quarter ended March 31, 2002 the Company completed a private placement of $300,000,000 of its 7 1/8 percent notes due February 15, 2007. The notes are senior obligations of the Company. The proceeds from these notes were used principally to prepay all $73.4 million outstanding under the Company's term loan agreement and to refinance outstanding borrowings under the revolving credit facility and other short-term indebtedness.

At March 31, 2002, the Company had no outstanding borrowings under its revolving credit facility. Borrowings under this facility at June 30, 2001 were $111.6 million, comprised of swing line borrowings of $3.5 million and competitive advance borrowings and revolving credit borrowings of $108.1 million. In February 2002, the Company reduced the amount of its revolving credit facility from $275 million to $125 million after completing the senior note offering described above.
The Company plans to refinance the revolving credit facility before it expires in September 2002 to fund seasonal borrowing needs. Amounts borrowed under the revolving credit facility may be borrowed by the Company or certain of its subsidiaries in various currencies. The Company has guaranteed the obligations of its subsidiaries for amounts borrowed by its subsidiaries under the revolving credit facility.

Management believes that, with respect to its current operations, cash on hand, funds from operations and borrowings available under the Company's credit facilities will be sufficient to pay principal and interest on outstanding notes, meet other debt service requirements, fund presently anticipated capital expenditures and meet working capital needs.

The Company has dividend restrictions under its revolving credit agreement and the indenture under which the Company's senior notes due July 2007 were issued. At March 31, 2002 the Company had the ability to make payments of approximately $74.1 million in dividends under the more restrictive of these agreements. There are no restrictions on the Company from transfering assets to or from its subsidiaries in the form of loans, advances or cash dividends.

                         FORWARD LOOKING STATEMENTS


This report, contains forward-looking statements within the meaning of Section 27A of the Securities Act and 21E of the Exchange Act of 1934. You should not place undue reliance on these statements. Forward-looking statements include, among others, information concerning possible or assumed future results of operations, capital expenditures, the outcome of pending legal proceedings and claims, including environmental matters, goals and objectives for future operations, including descriptions of our business strategies and purchase commitments from customers. These statements are typically identified by words such as "believe," "anticipate," "expect," "plan," "intend," "estimate," and similar expressions. We base these statements on particular assumptions that we have made in light of our industry experience, as well as our perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read and consider the information in this report, you should understand that these statements are not guarantees of performance or results. These statements involve risks, uncertainties and assumptions.

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. These factors include, among other things:

      changes in consumer confidence and spending;

      automobile industry sales and production rates and the willingness of automobile purchases to pay for the option of a premium branded automotive audio system;

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

In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this report will in fact transpire.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Securities and Exchange Commission requires registrants to include information about potential effects of market risk, including changes in interest rates and currency exchange rates, in their financial statements. Since June 30, 2001 there have been no material changes in the qualitative aspects of the Company's market risk profile or in the potential effects of changes in currency exchange rates on the Company's financial condition or results of operations.

The Company entered into swap agreements in August 2001 and October 2001 to convert interest on $150 million principal amount of its 7.32% senior notes due July 1, 2007 from a fixed rate to a floating rate. The Company entered into a swap agreement in March 2002 to convert interest on $150 million principal amount of its 7.125% senior notes due February 15, 2007, from a fixed rate to a floating rate.

The Company prepares a sensitivity analysis assuming a hypothetical 100 basis point increase in interest rates across all maturities to assess the potential effect of changes in interest rates. At March 31, 2002, this analysis indicated that such an increase would reduce net income, on an annualized basis, by approximately $2.2 million. The Company is subject to counterparty risk under the interest rate swaps described above. The Company may be exposed to losses in the event of nonperformance by counterparties or interest and currency rate movements.

See Note G to the financial statements included in this report and the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 for more information regarding the Company's market risk.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

There are various legal claims pending against the Company and its subsidiaries, but in the opinion of management, liabilities, if any, arising from such claims will not have a material effect upon the consolidated financial condition or results of operations of the Company.

Item 2.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              4.1 Indenture, dated as of February 19, 2002 between Harman International Industries, Incorporated and J.P. Morgan Trust Company, National Association, as Trustee (incorporated by reference to Exhibit

              4.5 to the Company's Registration Statement on Form S-4,
                  Commission File Number 33-83688 ("Form S-4"))

              4.2 Form of Initial Notes (incorporated by reference
                  to Exhibit 4.6 to the Form S-4)

              4.3 Form of Exchange Notes (incorporated by reference
                  to Exhibit 4.7 to the Form S-4)

              4.4 Registration Rights Agreement dated as of
                  February 13, 2002 between Harman International Industries, Incorporated, Credit Suisse First Boston Corporation, Bear, Stearns & Co. Inc. and J.P. Morgan Securities, Inc. (incorporated by reference to Exhibit 4.8 to the Form S-4)

         (b)  Reports on Form 8-K

              During the quarter ended March 31, 2002, the Company filed two Current Reports on Form 8-K, each under Item
              5 (Other Events). These reports, dated February 8, 2002 and February 19, 2002, related to the offer and sale by the Company of $300 million principal amount of senior notes due February 15, 2007.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                                 (Registrant)



DATE:  May 15, 2002   BY:/s/ Bernard A. Girod
                         ---------------------------------
                         Bernard A. Girod
                         Vice Chairman and Chief
                         Executive Officer


DATE:  May 15, 2002   BY:/s/ Frank Meredith
                         ---------------------------------
                         Frank Meredith
                         Executive Vice President
                         and Chief Financial Officer