Form 10-K
period 2002-06-30
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2002-09-17
CIK 800459

Securities and Exchange Commission
                           Washington, D.C.  20549
                                  Form 10-K

             Annual Report Pursuant to Section 13 or 15(d) of
                   The Securities Exchange Act of 1934

                  For the fiscal year ended June 30, 2002

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

        Securities registered pursuant to section 12(b) of the Act

Title of Each Class                      Name of Exchange on Which Registered
Common Stock, par value $.01 per share          New York Stock Exchange
Preferred Stock Purchase Rights                 New York Stock Exchange

        Securities registered pursuant to section 12(g) of the Act:  None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X      No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of September 3, was $1,555,769,535.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 32,489,230 shares of Common Stock, par value $.01 per share, as of September 3, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended June 30, 2002, are incorporated by reference in Part I, Item 1, and
Part II, Items 5, 7 and 8.

     Portions of the Registrant's definitive Proxy Statement relating to the 2002 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10 (as related to Directors), 11, 12, and 13.
                                     Page 1































                         THIS PAGE LEFT BLANK INTENTIONALLY

TABLE OF CONTENTS

                                                             Page
PART I
Item 1.    Business.........................................   5
Item 2.    Properties.......................................  24
Item 3.    Legal Proceedings................................  27
Item 4.    Submission of Matters to a Vote of
           Security Holders.................................  27
           Executive Officers of the Registrant.............  27

PART II
Item 5.    Market for the Registrant's Common
           Equity and Related Stockholder
           Matters..........................................  28
Item 6.    Selected Financial Data..........................  29
Item 7.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations............................  29
Item 7A.   Quantitative and Qualitative
           Disclosures About Market Risk....................  30
Item 8.    Consolidated Financial Statements
           and Supplementary Data...........................  31
Item 9.    Changes in and Disagreements
           With Accountants on Accounting and
           Financial Disclosure.............................  31

PART III
Item 10.   Directors and Executive Officers of
           the Registrant.................................... 31
Item 11.   Executive Compensation............................ 32
Item 12.   Security Ownership of Certain
           Beneficial Owners and Management
           and Related Stockholder Matters................... 32
Item 13.   Certain Relationships and Related
           Transactions...................................... 32

Item 14.   Controls and Procedures........................... 32

PART IV
Item 15.   Exhibits, Financial Statement
           Schedules and Reports on Form 8-K................. 33
           List of Financial Statements and
           Financial Statement Schedules..................... 43
           Independent Auditor's Report...................... 45
           Index to Exhibits................................. 49

                           THIS PAGE LEFT BLANK INTENTIONALLY

PART I

ITEM 1.  BUSINESS

Overview

Harman International is a worldwide leader in the manufacture of high quality high-fidelity audio products and audio systems for consumer and professional use, and of integrated infotainment systems for many of the major automotive makers in the world. For over 50 years, we have developed, both internally and through a series of strategic acquisitions, a broad range of product offerings sold under renowned brand names in our principal markets. The Company has also developed a substantial and experienced digital engineering capability. We believe that our JBL, Infinity, Harman/Kardon, Mark Levinson and Becker brand names are well-known worldwide for premium quality and performance. We have built these brands by developing our world-class engineering, manufacturing and marketing competence and have employed those resources to establish worldwide leadership in these fields.

We organize our businesses by the end-user markets they serve. Our Consumer Systems Group designs, manufactures, and markets loudspeakers, audio electronics and infotainments systems for vehicles and designs, manufactures, and markets loudspeakers and electronics for home audio, video and computer applications. Our Professional Group designs, manufactures, and markets loudspeakers, microphones, electronics, and systems used by audio professionals in concert halls, stadiums, airports and other buildings and recording, broadcast, cinema and music reproduction applications.

We believe significant growth opportunities exist with our automotive original equipment manufacturer customers through higher penetration levels within existing models, increases in the number of models offering our audio systems, supply agreements with additional automakers and increases in per-vehicle content through the provision of integrated infotainment systems and new hardware and software licensing agreements. We have already received purchase commitments for integrated infotainment systems to be installed in 2002 and 2003 model year vehicles manufactured by Mercedes-Benz, Audi, BMW and Porsche. We began shipping integrated infotainment systems for the BMW 7 Series in November 2001 and for the Mercedes-Benz E Class in February 2002. We expect production of integrated infotainment systems for the Audi A8 and certain Porsche models to begin during fiscal 2003.

Our primary manufacturing facilities are located in California, Indiana, Utah, Kentucky, Germany, the United Kingdom, Mexico, France,
Austria, Sweden, China and Hungary. Harman International Industries, Incorporated is a Delaware corporation formed in 1980.

Consumer Systems Group

Our Consumer Systems Group designs, manufactures, and markets loudspeakers, audio electronics and infotainments systems for vehicles and designs, manufactures, and markets loudspeakers and electronics for home audio, video and computer applications. These products and systems are marketed under brand names including JBL, Infinity, Harman/Kardon, Lexicon, Becker, Mark Levinson, Proceed, Revel and AudioAccess. We believe that we have a unique portfolio of brand names and range of product offerings in the consumer audio market, and that the JBL, Infinity and Harman/Kardon brands are recognized throughout the world for superior sound quality and excellent value. High-end products bearing the Lexicon, Mark Levinson, Proceed and
Revel brands are acclaimed for their state-of-the-art sound reproduction.

The Consumer Systems Group offers premium, branded audio systems to retail automobile purchasers through engineering and supply agreements with original equipment manufacturers, including DaimlerChrysler, BMW, Toyota, Lexus, Mitsubishi, Porsche, Land Rover, Saab, Peugeot and Ferrari, complemented by non-branded loudspeaker supply agreements with other automakers including Audi, Volvo, VW, Ford, Renault and Fiat.

The Consumer Systems Group also supplies car audio, video and navigation systems. We have also developed integrated infotainment systems, which manage the car audio, video and navigation provided by the Company, and climate control, telecommunications and internet access functions, provided by third parties. We have already received purchase commitments for integrated infotainment systems to be installed in 2002 and 2003 model year vehicles manufactured by Mercedes-Benz, Audi, BMW and Porsche. We began shipping integrated infotainment systems for the BMW 7 Series in November
2001 and for the Mercedes-Benz E Class in February 2002. We expect production of integrated infotainment systems for the Audi A8 and certain Porsche models to begin during fiscal 2003. DaimlerChrysler, our largest automotive customer, offers Infinity branded car audio systems in the majority of its Chrysler, Dodge and Jeep lines. Mitsubishi also offers Infinity branded car audio systems. In addition, JBL branded audio systems are produced for Toyota, Peugeot and Hyundai. BMW and Saab offer our Harman/Kardon systems and Lexus offers our high-end Mark Levinson audio systems. Our Harman Becker head units and navigation systems and non-branded loudspeaker systems are installed in a substantial number of Mercedes-Benz, BMW and Porsche automobiles.

The Consumer System Group offers its home and automotive aftermarket audio and electronic products primarily through audio/video specialty stores and certain well-respected audio/video chain stores, such as Circuit City, Best Buy and Tweeter in North America and MediaMarkt in Europe.
These products include audio/video receivers, amplifiers, DVD and CD players in addition to different types of loudspeakers and navigation devices for cars. Our dealers are knowledgeable about the features and capabilities of audio and video products and emphasize high-quality systems to consumers. Sales and marketing activities for these products include dealer education programs, point-of-sale displays, participation in consumer audio trade shows, comprehensive product literature and mass-media advertising. We currently offer home consumer products under the Harman/Kardon, JBL, Mark Levinson, Infinity, Lexicon and Revel brands.

The Consumer Systems Group also offers branded audio products to personal computer users through supply agreements and licenses with Dell and Apple. We believe that these audio systems enhance the appeal and capability of the personal computer as an entertainment device.

Professional Group

Our Professional Group designs, manufactures, and markets loudspeakers and electronics used by audio professionals in concert halls, stadiums, airports and other buildings and recording, broadcast, cinema and music reproduction applications. We provide high quality products to the sound reinforcement, music instrument support, and broadcast and recording segments of the professional audio market. We offer complete systems solutions for professional installations and users around the world. The professional group includes the JBL Professional, Soundcraft, Crown, DOD, Digitech, dbx, AKG, Lexicon, BSS and
Studer brands.

We believe that our Professional Group is uniquely equipped to provide turnkey systems solutions for professional audio applications that offer the customer improved performance, reliability, ease of installation and reduced cost. Professional applications of Harman products include stadiums, opera houses, concert halls, recording studios, broadcast studios, theaters, houses of worship and cinemas. Touring performing artists also use our professional products. Sound systems incorporating components manufactured by JBL, Crown, Lexicon, AKG, Studer and Soundcraft are in use around the world in such places as the Grand Ole Opry in Nashville, the Kennedy Center in Washington, D.C., Pacific
Bell Park in San Francisco, Experience Music Project in Seattle, the Great Hall of the People in Beijing, China, the Royal Danish Theater in Copenhagen and the Sydney Opera House in Sydney, Australia. Our professional equipment is used on tour by performing artists throughout the world.

The Company's professional audio products are marketed worldwide through professional sound equipment dealers, including sound system contractors that directly assist major users. The Company's sales and marketing group for its professional products is separate and independent of its consumer product sales group. Professional audio sales and marketing activities include dealer education programs, point-of-sale displays, participation in professional audio trade shows and professional audio media advertising.

We believe that JBL Professional is a leader in the sound reinforcement and cinema markets serving customers such as AMC Theatres, Loew's Cineplex, Edwards Cinemas and United Artist Theaters. Stadiums, concert halls, houses of worship and major concert tours rely on sound reinforcement products from the professional group, such as JBL loudspeakers, JBL, Crown and BSS amplifiers, BSS loudspeaker system management products, AKG microphones, DOD and dbx signal processing equipment, and Soundcraft mixing consoles, to produce high quality sound.

Our AKG business manufactures high quality microphones and headphones. Our expertise in the design and manufacture of miniature transducers for special microphone applications has led to market opportunities in the mobile telecommunications equipment and hands-free automotive communications markets, as well as for its traditional professional audio activities. We manufacture the earpiece and mouthpiece transducer capsules for mobile telephone manufacturers including Nokia, Kyocera, Ericsson and Sony. We also manufacture miniature transducers for hands-free communications applications in Mercedes-Benz automobiles and in General Motors automobiles that are equipped with the OnStar system.

Professional customers in the recording and broadcast market include radio and television stations, recording studios, postproduction houses, digital editing suites, and home studios such as Lucasfilm's Skywalker Ranch, Polygram Records and Walt Disney Imagineering, and are primarily served by our Studer, JBL, Crown, Lexicon, Soundcraft,
AMEK, and AKG divisions.

Our JBL, Crown, DOD, Lexicon and Digitech businesses also serve the music instrument support segment of the professional audio market.
JBL manufactures and markets loudspeakers, monitors and amplifiers. Crown manufactures professional amplifiers. DOD, Digitech and dbx sell sound effects and other signal processors, portable mixing consoles and guitar amplifiers. The music instrument support market also provides portable digital signal processing components, guitar amplifiers and portable loudspeaker systems used by touring performers. Music instrument support products are sold through music retail stores such as Guitar Center and Sam Ash.

Products

Consumer Products. We believe that we are a leading global manufacturer of premium branded automotive audio systems offered by automakers as an option to their customers. In our offering of loudspeakers, head units, amplifiers and infotainment systems through automobile manufacturers, we leverage our expertise in the design and manufacture of high-quality loudspeakers, radios and other electronics, as well as the reputation for quality associated with our JBL, Infinity, Harman/Kardon, Mark Levinson and Becker brand names. Our engineers are engaged by the automobile manufacturers early in the vehicle cabin design process to develop systems that optimize acoustic performance and minimize weight and space requirements. We have developed the technical competencies to offer multimedia systems to automobile manufacturers integrating audio, video, navigation, telematics, internet access, and security.

Our Infinity-branded car audio systems are offered by DaimlerChrysler's Chrysler, Dodge and Jeep lines as well as by Mitsubishi. Toyota, Peugeot and Hyundai offer JBL branded audio systems. BMW, Jaguar and Saab offer our Harman/Kardon branded systems and our Mark Levinson branded systems are offered by Lexus. We also supply Harman Becker head units, navigation systems and other electronics to DaimlerChrysler, BMW, Audi, Porsche and Renault.

We manufacture loudspeakers under the JBL, Infinity and Revel brand names for the consumer home audio market. These loudspeaker lines include models designed for two-channel stereo and multi-channel surround sound applications in the home in a wide range of choices, including floorstanding, bookshelf, powered, low frequency, in-wall, wireless and all-weather, in styles and finishes ranging from high gloss lacquers to genuine wood veneers. The JBL and Infinity product lines also include car loudspeakers, amplifiers and crossover products sold in the aftermarket.

We offer a broad range of consumer audio electronics. Our
Harman/Kardon home electronics line includes audio-video receivers featuring Dolby Digital and DTS surround sound processing capabilities and multi-channel amplifiers, multi-disc DVD players and CD recorders. Becker manufactures and sells Traffic Pro radio navigation systems and Becker On-Line Pro systems, which provide radio, navigation, telephone and internet access.

We design and manufacture high-end electronics, including amplifiers, pre-amplifiers, digital signal processors, compact disc players and transports, DVD transports, amplifiers and surround sound processors that we market under the renowned Mark Levinson and Proceed brands.
 AudioAccess products provide in-home, multisource, multi-zone sound system controls, serving home theater and multi-room applications. Revel loudspeaker systems are designed to complement the superior performance of Madrigal's electronic brands for both music and home theater applications.

We also believe that we are a leader in the design and manufacture of high-quality home theater surround sound processors and amplifiers under the Lexicon name. Lexicon was a pioneer in the development of digital signal processors for the professional audio market and has successfully transferred its professional audio expertise to produce excellent products sold to consumers.

Harman/Kardon branded premium audio systems are offered with personal computers manufactured by Apple and Dell. We participate in this market through design and brand name licensing as well as direct sourcing. These audio systems enhance the appeal and capability of the personal computer as an entertainment device.

Professional Products. Our professional products include loudspeaker and audio equipment that are marketed under many of the most respected brand names in the industry, including JBL Professional, Soundcraft, Crown, Lexicon, DOD, Digitech, AKG, BSS, dbx, and
Studer.

The professional market is increasingly involved in digital technology. We believe that our Professional Group is a leader in this market. Our Professional Group derives value from its ability to share research and development, engineering talent and other digital resources among its divisions. Our Soundcraft, Studer, Crown, Lexicon and Harman Music Group businesses each have substantial digital engineering resources and work together to achieve common goals by sharing resources and technical expertise.

The Professional Group's loudspeaker products are well known for high quality and superior sound. The JBL Professional portfolio of products includes studio monitors, loudspeaker systems, power amplifiers, sound reinforcement systems, bi-radial horns, theater systems, surround systems and industrial loudspeakers.

We believe that we are a leading manufacturer and marketer of audio electronics equipment for professional use. Such products are marketed on a worldwide basis under various trade names, including Soundcraft, Crown, Lexicon, DOD, Digitech, AKG, BSS, dbx and Studer, and are often sold in conjunction with our professional loudspeakers.

Our Soundcraft lines of high-quality sound mixing consoles extend from automated multi-track consoles for professional recording studios to compact professional mixers for personal recording and home studios. Soundcraft products span four main market areas: sound reinforcement, recording studios, broadcast studios and musical instrument dealers.

The Harman Music Group product line is marketed under the DOD, dbx, and DigiTech brand names, and is sold primarily to professional audio and musical instrument dealers. Harman Music Group products include signal processing equipment, equalizers, mixers and special effects devices.

We believe that we are also a leading manufacturer of high-quality microphones and headphones. The AKG product line includes microphones, audio headphones, surround-sound headphones and other professional audio products marketed under the AKG brand name. AKG has leveraged its engineering and manufacturing expertise to enter the telecommunications market, supplying miniature transducers to mobile phone makers Nokia, Ericsson, Kyocera and Sony, as well as the automotive hands-free communications market, supplying microphone arrays to Mercedes-Benz and General Motors.

We believe that our Crown business is a leading professional amplifier manufacturer and enhances our ability to provide complete systems solutions to the professional audio market. Our Lexicon digital signal processing products are used in live sound applications and in recording studios to produce sound effects and refine final mixes. Our Studer Professional Audio recording and broadcast products are recognized for their high quality and reliability. Products include analog and digital mixing consoles, switching systems, digital audio workstations and turnkey broadcasting studio installations.

Operating and Geographic Segment Information

The Company is organized into segments by the end-user markets they serve - consumer and professional. Financial information about the Company's operating and geographic segments required to be included in this report is incorporated by reference to Note 9 of Notes to Consolidated Financial Statements contained in the Company's Annual Report to
Stockholders for the fiscal year ended June 30, 2002.

Manufacturing

The Company believes that its manufacturing capabilities are essential to maintaining and improving product quality and performance. Other than certain Harman/Kardon electronic components, the Company manufacturers most of the products it sells.

We believe that our facilities in California, Indiana, Kentucky, Mexico, Germany, and Hungary that manufacture loudspeakers and electronics for infotainment systems are world class. In each of these facilities, the Company has shifted from traditional manual assembly lines to software-driven, highly-automated lines designed to provide improved efficiency and flexibility.

The Company's loudspeaker manufacturing capabilities include the production of high-gloss lacquer and wooden veneer loudspeaker enclosures, wire milling, voice coil winding and the use of computer controlled lathes and other machine tools to produce precision components. The Company's high degree of manufacturing integration enables it to maintain consistent quality levels, resulting in reliable, high-performance products. The Company capitalizes on opportunities to transfer technology and materials developments across product lines to maximize the utility of engineering, design, development and procurement resources.

The Company's principal domestic manufacturing facility in Northridge, California, manufactures JBL and Infinity loudspeakers and audio electronics for home, car and professional applications. The Company manufactures loudspeakers and assembles sound systems for the OEM automotive market in Martinsville, Indiana. Harman Music Group manufactures professional electronics products at its facility in Salt Lake City, Utah. Crown International manufactures professional amplifiers at its Elkhart, Indiana facility. The Company's newest manufacturing facilities are located in Franklin, Kentucky and in Tijuana and Juarez, Mexico. The Kentucky facility manufactures automotive audio systems for Toyota and the Tijuana, Mexico facility manufactures loudspeaker cabinets for JBL and Infinity. The Juarez facility manufactures automotive audio systems for Chrysler.

The Company has a strong manufacturing presence in Europe. European automotive loudspeaker and electronics manufacturing includes the production of loudspeakers and amplifiers in the United Kingdom, Germany, Sweden, France and Hungary. Infotainment systems, car radios, navigation systems, amplifiers and other electronics are manufactured in Germany. The Company manufactures cabinet enclosures and assembles complete JBL and Infinity loudspeakers in Denmark. European professional electronics manufacturing includes Soundcraft in the United Kingdom (mixing consoles), Studer in Switzerland (professional recording and broadcast equipment) and AKG in Austria (microphones and headphones). The Company also has engineering and design facilities in the U.S. and Germany.

Suppliers

Several independent suppliers manufacture products designed by Harman Kardon. The loss of any one of these suppliers would not have a material impact on the consolidated earnings or consolidated financial position of the Company.

The Company utilizes certain third-party suppliers to manufacture loudspeakers sold to personal computer manufacturers. Production difficulties at these third-party suppliers would not have a material impact on the consolidated earnings of the Company.

The Company uses externally-sourced microchips in many of its products.
A significant disruption in our microchip supply chain and an inability to obtain alternative sources would have a material impact on the consolidated sales and earnings of the Company.

Trademarks and Patents

The Company markets its products under numerous trademarks, including JBL, Infinity, Harman Kardon, Citation, Crown, Audax, Becker,
Soundcraft, Spirit, AMEK, DOD, DigiTech, Lexicon, AKG, Studer, BSS, Sound-Web, dbx, AudioAccess, Mark Levinson, Madrigal Imaging,
Proceed, Revel, VMAx, EON, Harman, and Control. The Company's registrations cover use of its trademarks in connection with various products, such as loudspeakers, speaker systems, speaker system components and other electrical and electronic devices. These trademarks are registered or otherwise protected in substantially all major industrialized countries.

As of June 30, 2002, the Company held approximately 674 United States and foreign patents covering various products, product designs and circuits, and had approximately 888 patent applications pending around the world. The Company vigorously protects and enforces its trademark and patent rights.

Seasonality

The Company experiences seasonal fluctuations in sales and earnings.
The first fiscal quarter is the generally the weakest due to the automotive model changeovers and the summer holidays in Europe. Variations in seasonal demands among end-user markets may cause operating results to vary from quarter to quarter.

Customers

Sales to DaimlerChrysler for fiscal year 2002 accounted for 20.6 percent of the Company's consolidated net sales. At June 30, 2002, accounts receivable due from DaimlerChrysler was 19 percent of consolidated accounts receivable. The loss of sales to DaimlerChrysler would have a material adverse effect on the consolidated sales, earnings and financial position of the Company.

Backlog Orders

Because the Company's practice is to produce automotive products and systems on a just-in-time basis and maintain sufficient inventories of finished goods to fill orders promptly, the level of backlog is not considered to be an important index of the Company's future performance. The Company's order backlog was approximately $23.9 million at June 30, 2002.

Warranties

Harman warrants its home products to be free from defects in materials and workmanship for a period ranging from 90 days to five years from the date of purchase, depending on the product. The warranty is a limited warranty, and it imposes certain shipping costs on the customer and excludes deficiencies in appearance except for those evident when the product is delivered. Harman dealers normally perform warranty service for loudspeakers in the field, using parts supplied on an exchange basis by the Company. Warranties in international markets are generally similar to those in the domestic market.

Competition

The audio industry is fragmented and competitive with many manufacturers, large and small, domestic and international, offering audio products that vary widely in price and quality and are distributed through a variety of channels. Consumer products are offered through channels including audio specialty stores, discount stores, department stores, mail order firms and internet merchants. Consumer products are also offered as OEM options on automobiles and personal computers through the automotive and computer dealer channels. Professional products are offered through music instrument retailers, professional audio dealers, contractors and installers and on a contract bid basis. The Company concentrates on the higher-quality, higher-priced segments of the audio market. The Company competes based upon its strong brand names, the breadth of its product lines, and its comprehensive marketing, engineering and manufacturing resources.

The Company believes that it currently has a significant share of the consumer market for loudspeakers (home, automotive and computer), primarily as a result of the strength of its brand names. We believe JBL and Infinity are two of the most recognized loudspeaker brands in the world. The development of our high-end loudspeaker brand, Revel, over the past several years, has extended our market position and complemented our Mark Levinson and Proceed high-end electronics lines. The Company's principal competitors in the consumer loudspeaker market include Bose, Boston Acoustics, B&W, KEF, Celestion,
Paradigm, Klipsch, Cambridge SoundWorks and Polk Audio.

Competition in the consumer electronic components segment remains intense, with this market dominated by large Asian competitors. The short life cycle of products and a need for continuous design and development efforts characterize this segment. The Company's competitive strategy is to compete in the higher-quality segments of this market and to continue to emphasize the Company's ability to provide systems solutions to customers, including a combination of loudspeakers and electronics products, providing integrated surround sound and home theater systems. The Company's principal electronics competitors include Marantz, Kenwood, Sony, Denon, Onkyo, Nakamichi, Pioneer and
Yamaha. The Company competes in the high-end consumer electronics market with its Mark Levinson, Lexicon and Proceed brands. Principal competitors in this high-end market include Krell, McIntosh, Audio Research, Meridian, Linn and Accuphase.

In the personal computer audio market, the Company's Harman/Kardon products are offered on systems sold by Apple and Dell. Principal competitors in this segment include Boston Acoustics, Creative Labs, Altec-Lansing and LabTec.

In the OEM automotive market, the Company's principal competitors include Bose, Pioneer and Foster Electric in the loudspeaker systems segment and Alpine, Bosch, Panasonic, Siemens, Delphi, Visteon, Denso and Mannesman in the electronics segment. The Company is the only supplier of branded audio systems to Chrysler, Jeep and Mitsubishi automobiles in the United States, and also supplies branded audio systems to Toyota, Lexus, BMW, Saab and Peugeot. The Company also supplies non-branded loudspeaker systems to Chrysler, Mercedes-Benz, Volkswagen, Audi, Porsche, Volvo, Ford of Europe and Fiat. The
Company is a primary supplier of radio head units to Mercedes-Benz, BMW and Porsche, and also supplies TV tuners, navigation systems and other electronics to Mercedes-Benz, BMW, Porsche, Audi, and Renault.
The Company competes based upon the strength of its brand name recognition and the quality of its products together with its technical expertise in designing loudspeaker systems, electronics, navigation systems, man-machine interfaces and complete multimedia systems to fit the acoustic properties of each automobile model.

The market for professional sound systems is highly competitive. We believe the Company has historically held a leading market position in the professional loudspeaker market and has complemented its professional loudspeaker line by adding digital professional electronics products and broadcast and recording equipment. The Company competes using its ability to provide systems solutions to meet the complete audio requirements of its professional customers. Harman offers products for most professional audio applications.

The Company competes in the sound reinforcement market using many of its brand names, including JBL Professional, AKG, Crown, Soundcraft, and BSS. Principal competitors in the sound reinforcement market include the Electro Voice division of Telex, Eastern Acoustic Works/Mackie, QSC, Sennheiser, Tannoy, Peavey, Shure, Audio Technica, Fender, Marshall, Sony and Yamaha. The Professional Group competes in the broadcast and recording areas with its Studer, AKG, Soundcraft, and Lexicon brands. Principal recording and broadcast competitors include Sony, Yamaha, Neve, Sennheiser, Denon, SSL, Shure, Tascam, Alesis and Audio Technica. In the music instrument market, competitors for the Company's JBL, DOD, Digitech, dbx, Lexicon, and Spirit products include Yamaha, Peavey, Rane, Roland, Alesis, Marshall, Fender, Sony, Mackie and T.C. Electronics.

The Professional Group also competes in the industrial and architectural sound market. Competitors within this market include Siemens, Peavey, and Tannoy.

Environmental Matters

The Company is subject to various federal, state, local and international environmental laws and regulations, including those governing the use, discharge and disposal of hazardous materials. The Company's manufacturing facilities are believed to be in substantial compliance with current laws and regulations. The cost of compliance with current environmental laws and regulations has not been, and is not expected to be, material.

Research and Development

The Company's expenditures for research and development were $109.9 million, $88.7 million and $76.2 million for the fiscal years ending June 30, 2002, 2001 and 2000, respectively.

Number of Employees

As of June 30, 2002, the Company had 10,389 full-time employees, including 3,346 domestic employees and 7,043 international employees, compared to 10,676 total employees at June 30, 2001.

Forward Looking Statements

This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act and 21E of the Exchange Act of 1934. You should not place undue reliance on these statements. Forward-
looking statements include information concerning possible or assumed future results of operations, capital expenditures, the outcome of pending legal proceedings and claims, including environmental matters, goals and objectives for future operations, including descriptions of our business strategies and purchase commitments from customers, among other things. These statements are typically identified by words such as "believe", "anticipate", "expect", "plan", "intend", "estimate", and similar expressions. We base these statements on particular assumptions that we have made in light of our industry experience, as well as our perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read and consider the information in this report, you should understand that these statements are not guarantees of performance or results. In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in, or incorporated by reference into, this report will in fact transpire. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. Some of those factors are described below.

Failure to maintain relationships with our largest customer and failure by our customers to continue to purchase expected quantities of our products due to changes in market conditions could have an adverse effect on our operations.

Sales to DaimlerChrysler accounted for 20.6% of our consolidated net sales for the fiscal year ended June 30, 2002. We anticipate that DaimlerChrysler will continue to account for a significant portion of our sales for the foreseeable future; however, DaimlerChrysler is not obligated to any long-term purchase of our products. The loss of sales to DaimlerChrysler could have a material adverse effect on our consolidated sales, earnings and financial position.

A decrease in discretionary spending would likely reduce our sales.

Our sales are dependent to a substantial extent on discretionary spending by consumers, which may be adversely impacted by economic conditions affecting disposable consumer income and retail sales. In addition, our sales of audio products to the automotive OEM market are dependent on the overall success of the automobile industry, as well as the willingness, in many instances, of automobile purchasers to pay for the option of a premium branded automotive audio system.

Our business could be adversely affected if we are unable to obtain raw materials and components from our suppliers on favorable terms.

We are dependent upon certain unaffiliated domestic and foreign suppliers for various components, parts, raw materials and certain finished products. Some of our suppliers produce products that compete with our products. Although we believe that the loss of any one or more of our suppliers would not have a long-term material adverse effect on our business because other suppliers would be able to fulfill our requirements, the loss of certain suppliers could, in the short term, adversely affect our business until alternative suppliers are able to ship adequate amounts of raw materials or components to us. We have begun using multiple vendors and have limited our reliance on any single supplier.

We may lose market share if we are unable to compete successfully against our current and future competitors.

The high fidelity audio products market is fragmented, highly competitive, rapidly changing and characterized by price competition.

Many manufacturers, large and small, domestic and foreign, offer audio systems that vary widely in price and quality and are marketed through a variety of channels, including audio specialty stores, discount stores, department stores and mail order firms. Some of our competitors have financial and other resources greater than ours. We cannot assure you that we will continue to compete effectively against existing or new competitors that may enter our markets. We also compete indirectly with automobile manufacturers that may improve the quality of original equipment sound systems, reducing demand for our aftermarket mobile audio products, or change the designs of their cars to make installation of our aftermarket products more difficult or expensive.

Our products may not satisfy shifting consumer demand or compete successfully with competitors' products.

Our business is based on the demand for audio products and our ability to introduce distinctive new products that anticipate changing consumer demands and capitalize upon emerging technologies. If we fail to introduce new products, misinterpret consumer preferences or fail to respond to changes in the marketplace, consumer demand for our products could decrease and our brand image could suffer. In addition, our competitors may introduce superior designs or business strategies, undermining our distinctive image and our products' desirability. If any of these events occur, our sales could decline.

Currency fluctuations may reduce the profits on our foreign sales or increase our costs, either of which could adversely affect our financial results.

A significant amount of our assets and operations are located outside the United States. Consequently, we are subject to fluctuations in foreign currency exchange rates. Translation losses as a result of currency fluctuations may adversely affect the profits on our foreign sales and have a negative impact on our financial results. In addition, we purchase certain foreign-made products. Although we hedge a portion of our foreign currency exposure and, due to the multiple currencies involved in our business, foreign currency positions partially offset and are netted against one another to reduce exposure, we cannot assure you that fluctuations in foreign currency exchange rates will not make these products more expensive to purchase. Any increase in our costs of purchasing these products could negatively impact our financial results to the extent we are not able to pass those increased costs on to our customers.

If we do not continue to develop, introduce and achieve market acceptance of new and enhanced products, our sales may decrease.

In order to increase sales in current markets and gain footholds in new markets, we must maintain and improve existing products, while successfully developing and introducing new products. Our new and enhanced products must respond to technological developments and changing consumer preferences. We may experience difficulties that delay or prevent the development, introduction or market acceptance of new or enhanced products. Furthermore, despite extensive testing, we may be unable to detect and correct defects in our products before we ship them to our customers. Delays or defects in new product introduction may result in loss of sales or delays in market acceptance. Even after we introduce them, our new or enhanced products may not satisfy consumer preferences and product failures may cause consumers to reject our products. As a result, these products may not achieve market acceptance. In addition, our competitors' new products and product enhancements may cause consumers to defer or forego purchases of our products.

Our operations could be harmed by factors including political instability, natural disasters, fluctuations in currency exchange rates and changes in regulations that govern international transactions.

The risks inherent in international trade may reduce our international sales and harm our business and the businesses of our distributors and suppliers. These risks include:

   -changes in tariff regulations;
   -political instability, war, terrorism and other political risks; -foreign currency exchange rate fluctuations;
   -establishing and maintaining relationships with local distributors and dealers;
   -lengthy shipping times and accounts receivable payment cycles;
   -import and export licensing requirements;
   -compliance with a variety of foreign laws and regulations, including unexpected changes in taxation and regulatory requirements;
   -greater difficulty in safeguarding intellectual property than in the
    U.S.;  and
  -difficulty in staffing and managing geographically diverse operations.

These and other risks may increase the relative price of our products compared to those manufactured in other countries, reducing the demand for our products.

If we are unable to enforce or defend our ownership and use of our intellectual property, our business may decline.

Our future success will depend, in substantial part, on our intellectual property. We seek to protect our intellectual property rights, but our actions may not adequately protect the rights covered by our patents, patent applications, trademarks and other proprietary rights, and prosecution of our claims could be time consuming and costly. In addition, the intellectual property laws of some foreign countries do not protect our proprietary rights as do the laws of the U.S. Despite our efforts to protect our proprietary information, third parties may obtain, disclose or use our proprietary information without our authorization, which could adversely affect our business. From time to time, third parties have alleged that we infringe their proprietary rights. These claims or similar future claims could subject us to significant liability for damages, result in the invalidation of our proprietary rights, limit our ability to use infringing intellectual property or force us to license third-party technology rather than dispute the merits of any infringement claim. Even if we prevail, any associated litigation could be time consuming and expensive and could result in the diversion of our time and resources.

Covenants in our debt agreements could restrict our operations.

The instruments governing our senior notes and our revolving credit facility contain certain provisions that could restrict our operating and financing activities. They restrict our ability to, among other things:

   -create or assume liens;
   -enter into sale-leaseback transactions; and
   -engage in mergers or consolidations.

Because of the restrictions on our ability to create or assume liens, we may have difficulty securing additional financing in the form of additional indebtedness. In addition, our revolving credit facility contains other and more restrictive covenants, including financial covenants that will require us to achieve specified financial and operating results and maintain compliance with specified financial ratios. We may have to curtail some of our operations to maintain compliance with these covenants. If we fail to comply with the covenants contained in our debt agreements, the related debt incurred under those agreements could be declared immediately due and payable, which could also trigger a default under other agreements.

Our ability to meet the covenants or requirements in our credit facilities and the indentures relating to our outstanding senior notes may be affected by events beyond our control, and we cannot assure you that we will satisfy these covenants and requirements.

A breach of these covenants or our inability to comply with the financial ratios, tests or other restrictions could result in an event of default under our revolving credit facility. Additionally, an event of default under our revolving credit facility is also an event of default under the indentures governing our senior notes. Upon the occurrence of an event of default under our revolving credit facility, the lenders and/or the note holders could elect to declare all amounts outstanding under our revolving credit facility and/or one or both of the indentures, together with accrued interest, to be immediately due and payable. If the payment of our indebtedness was accelerated, there can be no assurance that we will be able to make those payments or borrow sufficient funds from alternative sources to make those payments. Even if we were to obtain additional financing, that financing may be on unfavorable terms.

Harman International is a holding company with no operations of its own and therefore our cash flow and ability to service debt are dependent upon distributions from our subsidiaries.

Harman International's ability to service its debt and pay dividends is dependent upon the operating earnings of its subsidiaries. The distribution of those earnings, or advances or other distributions of funds by those subsidiaries to Harman International, all of which could be subject to statutory or contractual restrictions, are contingent upon the subsidiaries' earnings and are subject to various business considerations.

ITEM 2.   PROPERTIES

We believe that our manufacturing capabilities are essential to maintaining and improving product quality and performance. We manufacture most of the products that we sell other than some of our Harman Kardon electronic components. We also manufacture certain products for other loudspeaker companies as an original equipment manufacturer. Our principal manufacturing facilities are located in California, Indiana, Utah, Kentucky, Germany, the United Kingdom, Denmark, Mexico, France, Austria and Hungary. These facilities are described in the table below.

                              Square       Owned or    Percentage
Location                      Footage      Leased      Utilization       Segments
--------------------------  ----------   ----------   -------------   --------------
Northridge, California          569,000       Leased	        94% 	Consumer,
                                                                        Professional

Ittersbach, Germany             550,000       Owned           80%       Consumer
                                 17,000       Leased         100%

Worth-Schaitt, Germany          377,500       Owned           50%       Consumer

Martinsville, Indiana           206,000       Owned          100%       Consumer

Ringkobing, Denmark             256,000       Owned           90%       Consumer
                                 12,000       Leased          90%

Straubing, Germany              230,000       Leased          95%       Consumer

Elkhart, Indiana                222,700       Owned          100%       Professional
                                  7,000       Leased         100%

Tijuana, Mexico                 198,000       Leased         100%       Consumer

Potters Bar, UK                 160,000       Leased         100%       Professional

Vienna, Austria                 154,000       Leased         100%       Professional

Chateau du Loir, France         151,000       Owned          100%       Consumer

Juarez, Mexico                  145,000       Leased          80%       Consumer

Sandy, Utah                     122,000       Leased         100%       Professional

Szekesfehervar, Hungary         115,000       Owned          100%       Consumer

Franklin, KY                    110,000       Leased         100%       Consumer

Bridgend, U.K.                  108,000       Leased         100%       Consumer

Regensdorf, Switzerland         107,600       Leased         100%       Professional

The company considers its properties to be suitable and adequate for its present needs.
                                      25





















                           THIS PAGE LEFT BLANK INTENTIONALLY

ITEM 3.     LEGAL PROCEEDINGS

There are various other legal claims pending against the Company, but in the opinion of management, liabilities, if any, arising from such claims will not have a material effect upon the consolidated financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                   EXECUTIVE OFFICERS OF THE REGISTRANT

Officers are elected annually by the Board of Directors and hold office at the pleasure of the Board of Directors until the next annual selection of officers or until their successors are elected and qualified. The current executive officers of the corporation, their ages at August 1, 2002 and their business experience during the past five years are set forth below.

Sidney Harman, Ph.D. - 83
Executive Chairman, July 2000 - present
Chairman of the Board, Chief Executive Officer and Director, 1980 - July
2000

Bernard A. Girod - 60
Vice Chairman and Chief Executive Officer, July 2000 - present
Chief Executive Officer, November 1998 - present
President, March 1994 - November 1998
Director, July 1993 - present

Gregory P. Stapleton - 55
President and Chief Operating Officer, July 2000 to present
Chief Operating Officer, November 1998 - present
President of the Harman OEM Group, October 1987 - November 1998
Director, November 1987 - present

Frank Meredith - 45
Executive Vice President and Chief Financial Officer, July 2000 - present Chief Financial Officer of the Company, February 1997 - present
Secretary, November 1998 - present

William S. Palin - 60
Vice President - Controller, March 1994 - present

Sandra B. Robinson - 43
Vice President - Financial Operations, November 1992 - present

Edwin C. Summers - 55
Vice President and General Counsel, July 1998 - present
Vice President, General Counsel and Secretary, First Alliance
Corporation, 1996 - July 1998

Floyd E. Toole, Ph.D., 64
Vice President - Acoustics, November 1991 - present





PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

The information required by Part II, Item 5 is incorporated by reference to the information under the caption "Shareholder Information" on page 48 of the Company's Annual Report to Shareholders for the fiscal year ended June 30, 2002.

ITEM 6.     SELECTED FINANCIAL DATA

Five-Year Summary
(in thousands, except per share data,
for the fiscal years ended June 30)

                           2002           2001           2000           1999           1998
                       ------------   ------------   ------------   ------------   ------------
Net sales              $ 1,826,188    $ 1,716,547    $ 1,677,939    $ 1,500,135    $ 1,513,255

Operating income           103,221         71,228        121,722         38,663        100,325

Income before taxes         80,177         45,099        102,829         14,447         75,707

Net income                  57,513         32,364         72,838         11,723         50,243

Diluted EPS                   1.70           0.96           2.06           0.32           1.33

Total assets             1,480,280      1,159,385      1,137,505      1,065,755      1,130,684

Total debt                 474,679        368,760        277,324        311,575        333,640

Shareholders' equity       526,629        422,942        486,333        468,187        511,899

Dividends per share           0.10           0.10           0.10           0.10           0.10

Per-share data has been restated to reflect the two-for-one stock split in August 2000.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Part II, Item 7 is incorporated by reference to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the fiscal year ended June 30, 2002.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Securities and Exchange Commission requires that registrants include information about potential effects of changes in interest rates and currency exchange rates in their financial statements. The qualitative information required by Part II, Item 7A is incorporated by reference to the information under the captions "Interest Rate Sensitivity" and "Foreign Currency" in Management's Discussion and Analysis of
Financial Condition and Results of Operations and Note 13 "Derivatives" in the Company's Annual Report to Shareholders for the fiscal year ended June 30, 2002.

Interest Rate Risk

The Company has used interest rate swaps to convert the interest rate on a majority of its borrowings from fixed rates to variable rates. Including the impact of the swaps, about 22% of the Company's borrowings were on a fixed rate basis as of June 30, 2002; the remaining balance is subject to changes in U.S short-term interest rates. In addition, the Company had $86 million in equipment operating leases that are subject to fluctuations in U.S. short-term interest rates.

To assess exposure to interest rate changes, the Company has performed a sensitivity analysis assuming a hypothetical 100 basis point increase in interest rates across all maturities. This analysis indicates that such market movements would reduce fiscal 2002 net income, based on June
2002 positions, by approximately $2.3 million. Based on June 2001 positions, the effect on fiscal 2001 net income of such an increase in interest rates was estimated to be $1.4 million.

Foreign Currency Risk

The Company is exposed to market risks arising from changes in foreign exchange rates, principally the change in the value of the euro versus the U.S. dollar.

The Company estimates the effect on projected 2003 net income, based upon a recent estimate of foreign exchange transactional exposure, of a uniform strengthening or uniform weakening of the transaction currency pairs of 10 percent will decrease net income by $9 million or will increase net income by $9 million. As of June 30, 2002, the Company had hedged a portion of its estimated foreign currency transactions using forward exchange contracts.

The Company estimates the effect on projected 2003 net income, based upon a recent estimate of foreign exchange translation exposure (translating the operating performance of our foreign subsidiaries into U.S. dollars), of a uniform strengthening or weakening of the U.S. dollar by 10 percent to decrease net income $5.9 million or to increase net income $5.9 million.

The Company and its subsidiaries' net unhedged exposure in assets and liabilities denominated in currencies other than their relevant functional currencies as of June 30, 2002 and 2001 was not material to the consolidated financial position of the Company.

Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and the Company's actual exposure and hedging transactions.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Part II, Item 8 is incorporated by reference to the information under the caption "Consolidated Financial Statements" in the Company's Annual Report to Shareholders for the fiscal year ended
June 30, 2002.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 with respect to the Company's directors is incorporated by reference to the information included under the caption "Election of Directors" in the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders. Information required by
Item 10 with respect to the Company's executive officers is included in
Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the information provided under the caption "Compensation of Executive
Officers" in the Company's Proxy Statement for its 2002 Annual
Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the information provided under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan
Information" in the Company's Proxy Statement for its 2002 Annual
Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference to the information provided under the caption "Option Purchases" in the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders.

ITEM 14.  CONTROLS AND PROCEDURES

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to management's most recent evaluation of its internal controls.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          a) 1. Financial statements required to be filed hereunder are indexed on page 43 hereof.

              2. Financial statement schedules required to be filed hereunder are indexed on page 43 hereof.

              3. The exhibits required to be filed hereunder are indexed on pages 49 through 54 hereof.

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

(Registrant):  HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED

By:  (Signature and Title) /s/ Bernard A. Girod
                          ---------------------------------------------------
                          Bernard A. Girod, Vice Chairman and Chief Executive Officer
                          Date:  September 17, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature               Title                            Date
        ---------               -----                            ----

 /s/ Sidney Harman           Executive Chairman           September 17, 2002
--------------------------   of the Board                 -------------------
Sidney Harman                of Directors

 /s/ Bernard A. Girod        Vice Chairman, Chief         September 17, 2002
--------------------------   Executive Officer and        -------------------
Bernard A. Girod             Director

 /s/ Gregory P. Stapleton    President, Chief Operating   September 17, 2002
--------------------------   Officer and Director         -------------------
Gregory P. Stapleton

 /s/ Frank Meredith          Executive Vice President     September 17, 2002
--------------------------   and Chief Financial          -------------------
Frank Meredith               Officer (Principal
                             Accounting Officer)

 /s/ Shirley M. Hufstedler   Director                     September 17, 2002
--------------------------                                -------------------
Shirley M. Hufstedler

/s/ Ann McLaughlin Korologos Director                     September 17, 2002
--------------------------                                -------------------
Ann McLaughlin Korologos

 /s/ Edward H. Meyer         Director                     September 17, 2002
--------------------------                                -------------------
Edward H. Meyer

 /s/ Stanley A. Weiss        Director                     September 17, 2002
--------------------------                                -------------------
Stanley A. Weiss

                           THIS PAGE LEFT BLANK INTENTIONALLY

                                  CERTIFICATIONS



I, Sidney Harman, certify that:

1.  I have reviewed this annual report on Form 10-K of Harman
    International Industries, Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  September 17, 2002



   /s/ Sidney Harman
  -------------------------------
  Sidney Harman
  Executive Chairman of the Board

                           THIS PAGE LEFT BLANK INTENTIONALLY

                                     CERTIFICATIONS


I, Bernard A. Girod, certify that:

1.  I have reviewed this annual report on Form 10-K of Harman
    International Industries, Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  September 17, 2002


   /s/ Bernard A. Girod
  ------------------------------
  Bernard A. Girod
  Vice Chairman of the Board and
  Chief Executive Officer

                           THIS PAGE LEFT BLANK INTENTIONALLY

                                CERTIFICATIONS


I, Frank Meredith, certify that:

1.  I have reviewed this annual report on Form 10-K of Harman
    International Industries, Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  September 17, 2002


   /s/ Frank Meredith
  ----------------------------
  Frank Meredith
  Executive Vice President and
  Chief Financial Officer

                           THIS PAGE LEFT BLANK INTENTIONALLY

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES
Index to Item 14(a)

                                                           Page Reference
                                                     ------------------------
                                                                    Annual
                                                                   Report to
                                                     Form 10-K   Shareholders
                                                     ------------------------
Consolidated Financial Data (page 30 through 48 of the 2002 Annual
Report to Shareholders herein incorporated by reference as Exhibit 13.1):

Financial Table of Contents ............................................. 16

Independent Auditors'
Reports...................................................45............. 29

Consolidated Balance Sheets as of
   June 30, 2002 and June 30, 2001 ...................................... 30

Consolidated Statements of
   Operations for the years ended
   June 30, 2002, 2001 and 2000 ......................................... 31

Consolidated Statements of Cash
   Flows for the years ended
   June 30, 2002, 2001 and 2000 ......................................... 32

Consolidated Statements of Shareholders'
   Equity for the years ended
   June 30, 2002, 2001 and 2000 ......................................... 33

Notes to Consolidated Financial Statements .............................. 34

Schedules for the years ended June 30, 2002, 2001 and 2000:

II    Valuation and Qualifying
       Accounts and Reserves .............................47

All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements.

                          THIS PAGE LEFT BLANK INTENTIONALLY

                               Independent Auditors' Report


The Board of Directors
Harman International Industries, Incorporated:

Under the date of August 14, 2002, we reported on the consolidated balance sheets of Harman International Industries, Incorporated and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the years in the three-year period ended June 30, 2002, as contained in the 2002 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated into by reference in the annual report on Form 10-K for the year ended June 30, 2002.
In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




 /s/ KPMG
-----------------------
Los Angeles, California
August 14, 2002

                        THIS PAGE LEFT BLANK INTENTIONALLY

Schedule II

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
Valuation and Qualifying Accounts and Reserves
Years Ended June 30, 2002, 2001 and 2000
($000's omitted)

-----------------------------------------------------------------------------------------------------------
                                                      Charged
                            Balance at   Charged to   To Other                Balance
                            Beginning    Costs and    Accounts   Deductions   at End
Classification              of Period    Expenses     Describe   Describe     of Period
----------------------------------------------------------------------------------------

Year Ended June 30, 2000

Allowance for
    doubtful accounts       $   8,732    $  6,902    $ (394) (1) $  3,480 (2) $ 11,760


Year Ended June 30, 2001

Allowance for
    doubtful accounts       $  11,760    $  5,721    $ (824) (1) $  2,200 (2) $ 14,457



Year Ended June 30, 2002

Allowance for
    doubtful accounts       $  14,457   $  7,049     $ 1,037 (1) $  4,332 (2) $ 18,211


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

Exhibit                                                                 Page
  No.                              Description                           No.

3.1, 4.1   Restated Certificate of Incorporation filed with the
           Delaware Secretary of State on October 7, 1986,
           as amended by the Certificates of Amendment
           filed with the Delaware Secretary of State on
           November 13, 1986, November 9, 1993 and on
           December 14, 2000.  (Filed as Exhibit 3.1, 4.1 to
           the Annual Report on Form 10-K for the fiscal
           year-ended June 30, 2001, and hereby incorporated
           by reference) ............................................. IBR

3.2,4.2 By-Laws of Harman International Industries, Incorporated, as amended December 13, 1999. (Filed as Exhibit 3.2,4.5 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000, and hereby incorporated by reference). IBR

4.3        Rights Agreement (including a Form of Certificate
           of Designation of Series A Junior Participating
           Preferred Stock as Exhibit A thereto, a Form Right
           Certificate as Exhibit B thereto and a Summary of
           Rights to Purchase of Preferred Stock as Exhibit C
           thereto)  (Incorporated by reference to the Form 8-A
           filed by the Company on December 16, 1999)................. IBR

4.4        Certificate of Designation of Series A Junior
           Participating Preferred Stock of Harman
           International Industries, Incorporated, dated
           January 11, 2000. (Filed as Exhibit 4.3 to the Annual
           Report on Form 10-K for the fiscal year ended June
           30, 2000, and hereby incorporated by reference)............ IBR

4.5        Amended and Restated Indenture, dated July 7, 1997
           between Harman International Industries, Incorporated
           and PNC Bank, National Association, as trustee.
           (Filed as Exhibit 10.63 to the Quarterly Report on
           Form 10-Q for the quarter ended September 30, 1998,
           and hereby incorporated by reference)...................... IBR

4.6        Indenture, dated as of February 19, 2002, between
           Harman International Industries, Incorporated and
           J.P. Morgan Trust Company, National Association, as
           trustee. (Filed as Exhibit 4.5 to the Registration Statement on Form S-4 (File No. 333-83688) filed with the Commission on March 4, 2002, and hereby incorporated by reference).... IBR

10.1       Lease dated as of June 18, 1987 between Harman
           International Industries Business Campus Joint
           Venture and JBL Inc., as amended.  (Filed as Exhibit
           10.1 to the Annual Report on Form 10-K for the
           fiscal year ended June 30, 1987, and hereby incorporated
           by reference) ............................................. IBR

10.2       Guaranty dated as of June 18, 1987 by Harman
           International Industries, Inc. of Lease dated as of
           June 18, 1987 between Harman International
           Industries Business Campus Joint Venture and JBL
           Inc., as amended.  (Filed as Exhibit 10.2 to the
           Annual Report on Form 10-K for the fiscal year
           ended June 30, 1987 , and hereby incorporated
           by reference) ............................................. IBR

10.3       Harman International Industries, Inc. 1987 Executive
           Incentive Plan (adopted December 8, 1987).  (Filed
           as Exhibit 10.18 to the Annual Report on Form 10-K
           for the fiscal year ended June 30, 1988, and
           hereby incorporated by reference) ......................... IBR

10.4       Lease Agreement dated April 28, 1988, by and
           between Harman International Business Campus
           Joint Venture and Harman Electronics, Inc. (Filed
           as Exhibit 10.23 to the Annual Report on Form
           10-K for the fiscal year ended June 30, 1988,
           and hereby incorporated by refercence)..................... IBR

10.5       Harman International Industries, Incorporated
           Retirement Savings Plan, Amended and Restated
           effective as of June 27, 2000 (Filed as Exhibit 10.26
           to the Annual Report on Form 10-K for the fiscal
           year-ended June 30, 2001, and hereby incorporated by
           reference * ............................................... IBR

10.6       Amended and Restated Harman International Industries,
           Incorporated Supplemental Executive Retirement Plan
           dated October 1, 1999. (Filed as Exhibit 10.27 to the
           Annual Report on Form 10-K for the fiscal year ended
           June 30, 2000 (File No. 1-09764), and hereby
           incorporated by reference) * .............................. IBR

10.7       Harman International Industries, Incorporated 1992
           Incentive Plan, as amended.  (Filed as Exhibit B to
           the Company's Definitive Proxy Statement filed on
           September 15, 1999 (File No. 1-09764), and hereby
           incorporated by reference) * .............................. IBR

10.8       Harman International Industries, Inc. Deferred
           Compensation Plan, effective June 1, 1997.  (Filed
           Form S-8 Registration Statement on June 9, 1997
           (Reg. No. 333-28793), and hereby incorporated by
           reference) * .............................................. IBR

10.9       First Amendment to Harman International Industries,
           Inc. Deferred Compensation Plan dated October 1,
           1999.  (Filed as Exhibit 10.46 to the Annual Report
           on Form 10-K for the fiscal year ended June 30,
           2000, and hereby incorporated by reference) * .............. IBR

10.10      Multi-Currency, Multi-Option Credit Agreement dated
           August 14, 2002, among Harman International Industries, Incorporated and the several lenders from time to time parties thereto ............................................  55

10.11      First Amendment to the Lease Agreement by and between
           Harman International Business Campus Joint Venture and
           Harman Electronics, Inc. dated October 1995.  (Filed as
           Exhibit 10.57 to the Annual Report on Form 10-K for the
           fiscal year ended June 30, 1996, and hereby incorporated
           by reference) .............................................. IBR

10.12      First Amendment to the Lease Agreement by and
           between Harman International Business Campus
           Joint Venture and JBL, Inc. dated October 1995.
           (Filed as Exhibit 10.58 to the Annual Report on
           Form 10-K for the fiscal year ended June 30, 1996,
           and hereby incorporated by reference) ...................... IBR

10.13      Employment Agreement between the Company and
           William Palin dated April 4, 2001. (Filed as
           Exhibit 10.69 to the Quarterly Report on Form 10-Q
           for the quarter ended March 31, 2001, and
           hereby incorporated by reference) * ........................ IBR

10.14      Equipment Financing Agreement between the
           Company and State Street Bank and Trust dated
           September 30, 1999.  (Filed as Exhibit 10.67
           to the Quarterly Report on Form 10-Q for the
           quarter ended September 30, 1999, and hereby
           incorporated by reference) ................................. IBR

10.15      Participation Agreement among the Company,
           State Street Bank and Trust, Four Winds Funding
           Corporation, Commerzbank, Bank of Tokyo -
           Mitsubishi Trust Company and BTM Capital
           dated September 30, 1999.  (Filed as Exhibit 10.68
           to the Quarterly Report on Form 10-Q for the
           quarter ended September 30, 1999 , and hereby
           incorporated by reference) ................................. IBR

10.16      Harman International Industries, Incorporated,
           Key Executive Officers Incentive Plan.  (Filed as
           Exhibit A to the Definitive Proxy Statement for the
           Company's 2000 Annual Stockholder's Agreement
           and hereby incorporated by reference) * .................... IBR

10.71      Form of Severance Agreement between the
           Company and each of Sidney Harman, Bernard Girod,
           Gregory Stapleton and Frank Meredith.  (Filed as
           Exhibit 10.71 to the Annual Report on Form
           10-K for the year ended June 30, 2000, and
           hereby incorporated by reference) * ........................ IBR

10.72      Benefit Agreement under the Supplemental
           Executive Retirement Plan between Bernard A.
           Girod and Harman International Industries,
           Inc., dated June 22, 2001.  (Filed as Exhibit
           10.72 to the Annual Report on Form 10-K for the
           year ended June 30, 2000, and hereby
           incorporated by reference) * ............................... IBR

10.73      Benefit Agreement under the Supplemental
           Executive Retirement Plan between Gregory
           Stapleton  and Harman International Industries,
           Inc., dated June 20, 2001.  (Filed as Exhibit
           10.73 to the Annual Report on Form 10-K for the
           year ended June 30, 2000, and hereby
           incorporated by reference) * ............................... IBR

10.74      Benefit Agreement under the Supplemental
           Executive Retirement Plan between Frank
           Meredith and Harman International Industries,
           Inc., dated June 21, 2000.  (Filed as Exhibit
           10.74 to the Annual Report on Form 10-K for the
           year ended June 30, 2000, and hereby
           incorporated by reference) * ................................ IBR

13.1       Pages 17 through inside back cover of Harman
           International Industries, Incorporated Annual
           Report to Shareholders for the fiscal year ended
           June 30, 2002 ...............................................  57

21.1       Subsidiaries of the Company .................................  59

23.1       Consent of Independent Auditors .............................  65

99.1	     Certification of Sidney Harman, Bernard Girod,
           and Frank Meredith filed pursuant to 18 U.S.C., 1350,
           as adopted pursuant to section 906 of the Sarbanes -
           Oxley Act of 2002 ...........................................  69

           __________________________

           * Management contract or compensatory plan or arrangement to be filed as an exhibit to this form pursuant to
             Item 14 (c).

                                    EXHIBIT 10.10

                         THIS PAGE LEFT BLANK INTENTIONALLY

                                   EXHIBIT 13.1

                       THIS PAGE LEFT BLANK INTENTIONALLY

                                 EXHIBIT 21.1

                       THIS PAGE LEFT BLANK INTENTIONALLY

                                Subsidiaries

Name of Entity                                      Jurisdiction

AKG Acoustics GmbH                                     Austria
AKG Acoustics GmbH                                     Germany
AKG Acoustics Limited                                  United Kingdom
Amek Systems and Controls Ltd.                         United Kingdom
Amek Technology Group Limited                          United Kingdom
Audax of America, Inc.                                 Delaware
Becker of North America, Inc.                          Delaware
Becker Service und Verwaltungs GmbH                    Germany
BSS Audio                                              United Kingdom
C-Audio                                                United Kingdom
CAA AG                                                 Germany
Crown Audio, Inc.                                      Delaware
Digital Audio Research Limited                         United Kingdom
Epicure Products, Inc.                                 Delaware
Fosgate, Inc.                                          Delaware
Harman Audio                                           United Kingdom
Harman Audio de Mexico, S.A. de C.V.                   Mexico
Harman Audio Outlet, Inc.                              Delaware
Harman Becker Automotive Systems (Becker Division)     GmbH Germany
Harman Becker Automotive Systems (Kentucky), Inc.      Delaware
Harman Becker Automotive Systems (Pty) Ltd.            South Africa
Harman Becker Automotive Systems (Straubing Division)
GmbH                                                   Germany

Name of Entity                                      Jurisdiction

Harman Becker Automotive Systems (Wisconsin), Inc.      Delaware
Harman Becker Automotive Systems Holding GmbH           Germany
Harman Becker Automotive Systems, Inc.                  Delaware
Harman Becker Automotive Systems Manufacturing Kft.     Hungary
Harman Becker Automotive Systems S.A. de C.V.           Mexico
Harman Belgium NV                                       Belgium
Harman Consumer OY                                      Finland
Harman Consumer International SNC                       France
Harman Consumer Manufacturing A/S                       Denmark
Harman Consumer Nederland, B.V.                         Netherlands
Harman Consumer Scandinavia A/S                         Denmark
Harman de Mexico S.A. de C.V.                           Mexico
Harman Enterprises, Inc.                                Delaware
Harman Europe EEIG                                      United Kingdom
Harman France, S.N.C.                                   France
Harman Germany LLC                                      Delaware
Harman Holding GmbH & Co. KG                            Germany
Harman Industries SNC                                   France
Harman International Industries Limited                 United Kingdom
Harman International Singapore Pte. Ltd.                Singapore
Harman Investment Company, Inc.                         Delaware
Harman Management GmbH                                  Germany
Harman Motive                                           United Kingdom
Harman Music Group, Incorporated                        Delaware
Harman Pro North America, Inc.                          Delaware

Name of Entity                                      Jurisdiction

Harman Residential Group, Inc.                          Delaware
Harman (Suzhou) Electronics Co. Ltd.                    China
Harman UK Limited                                       United Kingdom
Harman-Kardon, Incorporated                             Delaware
Ideasoft AG                                             Germany
Infinity Systems, Inc.                                  California
Innovative Systems GmbH Navigation-Multimedia           Germany
ISAS Gesellschaft fnr innovative Anwendungs-Software    Germany
mbH
JBL Incorporated                                        Delaware
Lexicon, Incorporated                                   Massachusetts
Madrigal Audio Laboratories, Inc.                       Delaware
Muller & Schmidt Vermogensverwaltungs-gesellschaft mbH  Germany
Precision Devices                                       United Kingdom
Son-Audax Loudspeakers Limited                          United Kingdom
Soundcraft Electronics                                  United Kingdom
Studer Canada Limited                                   Canada
Studer Deutschland GmbH                                 Germany
Studer Digitec, S.A.                                    France
Studer Japan Ltd.                                       Japan
Studer Professional Audio AG                            Switzerland
Studer UK                                               United Kingdom
Studer USA, Inc.                                        Delaware
TEMIC SDS GmbH                                          Germany
Total Audio Concepts Ltd.                               United Kingdom

                            THIS PAGE LEFT BLANK INTENTIONALLY

                              EXHIBIT 23.1

                        THIS PAGE LEFT BLANK INTENTIONALLY

INDEPENDENT AUDITORS' CONSENT
--------------------------------------------------------


The Board of Directors
Harman International Industries, Incorporated:

We consent to the incorporation by reference in the Registration Statement Nos. 33-20559, 33-28973, 33-36388, 33-60234, 33-60236,
33-59605, 333-02917, 333-28793, and 333-32673 on Form S-8, and
333-21021 on Form S-3 of Harman International Industries, Incorporated of our report dated August 14, 2002, relating to the consolidated balance sheets of Harman International Industries, Incorporated and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, cash flows and shareholders' equity and related schedule for each of the years in the three-year period ended
June 30, 2002, which report appears in the June 30, 2002, annual report on Form 10-K of Harman International Industries, Incorporated.


 /s/ KPMG
-----------------------
Los Angeles, California
September 16, 2002

                     THIS PAGE LEFT BLANK INTENTIONALLY

                                 EXHIBIT 99.1

                     THIS PAGE LEFT BLANK INTENTIONALLY

                             CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                               AS ADOPTED PURSUANT TO
                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Harman International Industries, Incorporated (the "Company") on Form 10-K for the fiscal year ended
     June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of the Company certifies, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that, to such officer's knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange
          Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.


Date:  September 17, 2002    /s/ Sidney Harman
                            ------------------------------------------------
                            Name:  Sidney Harman
                            Title: Executive Chairman


                             /s/ Bernard A. Girod
                            ------------------------------------------------
                            Name:  Bernard A. Girod
                            Title: Vice Chairman and Chief Executive Officer


                            /s/ Frank Meredith
                            ------------------------------------------------
                            Name:  Frank Meredith
                            Title: Chief Financial Officer


     The foregoing certification is being furnished solely pursuant to 18 U.S.C. 1350 and is not being filed as part of the Report or as a separate disclosure document.