Form 10-Q
period 2002-09-30
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2002-11-14
CIK 800459

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.   20549

                                     FORM 10-Q

                 Quarterly Report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended: September 30, 2002

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

                               YES   X         NO
                                   ------         ------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                               YES   X         NO
                                   ------         ------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


32,269,908 shares of Common Stock, $.01 par value, at October 31, 2002



















       HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES



                      INDEX                                     PAGE NO.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         September 30, 2002 and June 30, 2002                       3

         Condensed Consolidated Statements of Operations -
         Three months ended September 30, 2002 and 2001             4

         Condensed Consolidated Statements of Cash Flows -
         Three months ended September 30, 2002 and 2001             5

         Notes to Condensed Consolidated Financial Statements    6-13

Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition          14-20

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                            21-22

Item 4.  Controls and Procedures                                   23

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                          23

         SIGNATURES                                                24

         CERTIFICATIONS                                         26-27





















                                        2







PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

       HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 2002 AND JUNE 30, 2002
                    (000s omitted except per share amounts)


                                                 September 30,     June 30,
ASSETS                                                2002           2002
                                                  -----------    -----------
Current assets
   Cash and cash equivalents                      $   66,443        116,253
   Receivables (less allowance for doubtful
      accounts of $21,084 at September 30,
      2002 and $18,211 at June 30, 2002)             327,229        335,019
   Inventories                                       354,815        329,935
   Other current assets                               88,939         95,556
                                                  -----------    -----------
Total current assets                                 837,426        876,763
                                                  -----------    -----------
Property, plant and equipment, net                   332,391        325,812
Excess of cost over fair value of assets
   acquired, net                                     199,202        199,239
Other assets                                          97,187         78,466
                                                  -----------    -----------
Total assets                                      $1,466,206      1,480,280
                                                  -----------    -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt               $    2,742          4,255
  Accounts payable                                   157,426        193,110
  Accrued liabilities                                238,816        236,106
                                                  -----------    -----------
Total current liabilities                            398,984        433,471
                                                  -----------    -----------
Senior long-term debt                                491,564        470,424
Other non-current liabilities                         48,391         47,523
Minority interest                                      2,224          2,233
Shareholders' equity
  Preferred stock, $.01 par value                        ---            ---
  Common stock, $.01 par value                           383            383
  Additional paid-in capital                         310,725        310,166
  Accumulated other comprehensive income:
    Unrealized gains(loss) on hedging derivatives     (1,684)        (1,499)
    Foreign currency translation adjustment          (46,990)       (44,686)
    Minimum pension liability adjustment              (2,903)        (2,907)
  Retained earnings                                  414,801        405,811
  Less common stock held in treasury                (149,289)      (140,639)
                                                  -----------    -----------
Total shareholders' equity                           525,043        526,629
                                                  -----------    -----------
Total liabilities and shareholders' equity        $1,466,206      1,480,280
                                                  -----------    -----------


See accompanying Notes to Condensed Consolidated Financial Statements.

                                        3










           HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                    (000s omitted except per share amounts)


                                        Three Months Ended
                                           September 30,
                                      2002          2001
                                   ----------    ----------

Net sales                          $ 490,759       399,009
Cost of sales                        346,024       295,288
                                   ----------    ----------
Gross profit                         144,735       103,721
Selling, general and
  administrative expenses            124,736        90,377
                                   ----------    ----------
Operating income                      19,999        13,344
Other expense
  Interest expense                     5,909         6,092
  Miscellaneous, net                     844           165
                                   ----------    ----------

Income before income taxes            13,246         7,087
Income tax expense                     3,444         2,056
                                   ----------    ----------
Net income                         $   9,802         5,031
                                   ----------    ----------


Basic earnings per share           $    0.30          0.16
                                   ----------    ----------
Diluted earnings per share         $    0.29          0.15
                                   ----------    ----------

Weighted average shares
  outstanding - basic                 32,478        32,076
                                   ----------    ----------
Weighted average shares
  outstanding - diluted               33,982        33,655
                                   ----------    ----------






See accompanying Notes to Condensed Consolidated Financial Statements.








                                        4









           HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                 ($000s omitted)
                                             2002          2001
                                           ---------    ---------
Cash flows from operating activities:
   Net income                              $  9,802        5,031
Adjustments to reconcile
   net income to net cash
   provided by operating activities:
   Depreciation                              18,035       14,386
   Amortization of intangible assets          2,570        4,579
Changes in assets and liabilities:
 Decrease (increase) in:
   Receivables                                7,470       18,857
   Inventories                              (25,197)     (13,622)
   Other current assets                       6,066        3,366
Increase (decrease) in:
   Accounts payable                         (35,641)         587
   Accrued liabilities                        4,499      (17,715)
   Other operating activities                   166        1,059
                                           ---------    ---------
Net cash provided by (used in)
   operating activities                    $(12,230)      16,528
                                           ---------    ---------
Cash flows from investing activities:
   Capital expenditures                     (26,114)     (23,596)
   Purchased and capitalized software
     expenditures                              (996)      (5,963)
   Other items, net                           1,749          100
                                           ---------    ---------
Net cash used in investing activities      $(25,361)     (29,459)
                                           ---------    ---------
Cash flows from financing activities:
   Borrowings on (repayments of)
    lines of credit                        $    ---       (7,088)
   Proceeds from issuance of long-term debt  (2,703)      27,257
   Net proceeds from (repayments of)
    long-term debt                             (630)         (73)
   Share repurchases                         (8,649)      (1,574)
   Dividends paid to shareholders              (812)        (801)
   Proceeds from exercise of stock options      558          818
                                           ---------    ---------
Net cash provided by (used in)
   financing activities                    $(12,236)      18,809
                                           ---------    ---------
Effect of exchange rates on cash                 17           91
                                           ---------    ---------
Net increase (decrease) in
   cash and cash equivalents               $(49,810)       5,969
Cash and cash equivalents
   at beginning of period                   116,253        2,748
                                           ---------    ---------
Cash and cash equivalents at end of period $ 66,443        8,717
                                           ---------    ---------

Supplemental disclosures of cash flow information:

   Interest paid                           $ 10,340        8,105
   Income taxes paid                       $    616          157

See accompanying Notes to Condensed Consolidated Financial Statements.
                                        5









































































           HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
               Notes to Condensed Consolidated Financial Statements

Note 1.  Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements at September 30, 2002 and for the three months ended
September 30, 2002 and 2001 have been prepared pursuant to rules and regulations of the Securities and Exchange commission for interim reporting. These consolidated financial statements do not include all information and footnote disclosures normally included in the annual financial statements. However, in the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows for the periods presented. Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003 due to seasonal and other factors.

Where necessary, prior years' information has been reclassified to conform to the fiscal 2003 consolidated financial statement presentation.

These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

Note 2. Inventories

Inventories consist of the following:
                                       September 30,     June 30,
($000s omitted)                             2002           2002
                                       ------------     ----------
Finished goods and inventory
  purchased for resale                 $   139,396        133,685
Work in process                             54,251         54,132
Raw materials and supplies                 161,168        142,118
                                       ------------     ----------
Total inventories                      $   354,815        329,935
                                       ------------     ----------

           HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
               Notes to Condensed Consolidated Financial Statements

The Company calculates inventory reserves using a combination of lower of cost or market analysis and analysis of usage data. Lower of cost or market analysis is typically applied to those units that represent a high portion of the total value on-hand. In some cases, lower of cost or market analysis is applied to a broader population of similar inventory items. The high-value units typically represent a small percentage of the total inventory, so identification of obsolescence or valuation reserve requirements for the balance of the inventory on-hand is accomplished using either historic or forecast usage data to identify slow-moving or obsolete units.

Note 3.  Comprehensive Income

Comprehensive income and its components for the three months ended September 30, 2002 and 2001 are presented below.

                                              Three Months Ended
                                                  September 30,
 ($000s omitted)                               2002         2001
                                            ---------    ---------
Net income                                  $  9,802        5,031
Other comprehensive income (loss):
  Foreign currency translation                (2,304)      19,304
  Unrealized gains (losses) on hedging          (185)      (1,417)
  Minimum pension liability adjustment             4         (494)
                                            ---------    ---------
Total other comprehensive income            $  7,317       22,424
                                            ---------    ---------


The components of accumulated other comprehensive income as of September 30, 2002 and June 30, 2002 and the activity for the three months ended September 30, 2002 are presented below.


                       Cumulative      Hedging       Minimum        Other
                      Translation     Derivative     Pension     Comprehensive
($000s omitted)        Adjustment     Gain/(Loss)    Liability   income (loss)
                      ------------   ------------   ----------   --------------
June 30, 2002         $   (44,686)   $    (1,499)   $  (2,907)   $     (49,092)

Foreign currency
    translation
    adjustments            (2,304)           ---          ---           (2,304)
Change in fair
    value of foreign
    currency cash
    flow hedges               ---           (185)         ---             (185)
Pension liability
    adjustment                ---            ---            4                4
                      ------------   ------------   ----------   --------------
September 30, 2002    $  ( 46,990)   $    (1,684)   $  (2,903)   $     (51,577)
                      ------------   ------------   ----------   --------------

           HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                Notes to Condensed Consolidated Financial Statements

Note 4.  Earnings Per Share

                                             Three Months Ended September 30,
                                               2002                 2001
                                        ------------------   ------------------
($000s omitted except per share amounts)  Basic    Diluted     Basic    Diluted
                                        --------  --------   --------  --------
Net income                              $ 9,802     9,802      5,031     5,031
                                        --------  --------   --------  --------
Weighted average shares
    outstanding                          32,478    32,478     32,076    32,076
Employee stock options                      ---     1,504        ---     1,579
                                        --------  --------   --------  --------
Total weighted average
    shares outstanding                   32,478    33,982     32,076    33,655
                                        --------  --------   --------  --------

Earnings per share                      $  0.30      0.29       0.16      0.15
                                        --------  --------   --------  --------


During the quarter ended September 30, 2002, the difference between basic and diluted earnings per share is due to the potential dilutive impact of options to purchase common stock. Options to purchase 51,859 shares of common stock at prices ranging from $48.23 to $48.26 per share during the first quarter of 2002 and options to purchase 25,304 shares of common stock at prices ranging from $37.78 to $45.00 per share during the first quarter of 2001 were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock and therefore such options would be antidilutive.

Note 5.  Stock Options

The Company has adopted the fair value method of SFAS 123 effective July 1, 2002, applying it to all new options granted after July 1, 2002 and recognizing expense over the vesting period of those options. The Company expensed $0.2 million for stock options granted during the quarter ended September 30, 2002.

       HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
           Notes to Condensed Consolidated Financial Statements

Note 6.  Segmentation

The Company designs, manufactures and markets high quality audio products and electronics systems for the consumer and professional markets. The Company is organized into segments by the end-user markets they serve - consumer and professional.

The Consumer Systems Group designs, manufactures and markets audio and infotainment systems for vehicles and designs, manufactures and markets loudspeakers and electronics for home audio, video and computer applications. Consumer products are marketed worldwide under brand names including JBL, Harman Kardon, Infinity, Revel, Becker, Lexicon, Mark Levinson and Proceed.

The Professional Group designs, manufactures and markets loudspeakers and electronics used by audio professionals in concert halls, stadiums, airports and other buildings and recording, broadcast, cinema and music reproduction applications. Professional products are marketed worldwide under brand names including JBL, AKG, Crown, Studer, Soundcraft, DOD, Digitech, and dbx.

The following table reports external sales and operating income (loss) by segment for the three months ended September 30, 2002 and 2001.

                                    Three Months Ended
                                       September 30,
($000s omitted)                      2002          2001
                                 -----------   -----------
Net sales:
     Consumer Systems Group      $  389,755       294,051
     Professional Group             101,004       104,958
     Other                              ---           ---
                                 -----------   -----------
                 Total           $  490,759       399,009
                                 -----------   -----------
Operating income (loss):
     Consumer Systems Group      $   31,596        16,260
     Professional Group                 174         4,402
     Other                          (11,771)       (7,318)
                                 -----------   -----------
                Total            $   19,999        13,344
                                 -----------   -----------

Other operating (loss) is primarily comprised of corporate expenses net of subsidiary allocations.

           HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                Notes to Condensed Consolidated Financial Statements

Note 7.  Derivatives

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

As of September 30, 2002, the Company has contracts maturing through June 2003 to purchase and sell the equivalent of approximately $15.6 million of various currencies to hedge forecasted future foreign currency purchases and sales. The Company recorded approximately $0.4 million in net gains from cash flow hedges of forecasted foreign currency transactions in the three months ended September 30, 2002.
As of September 30, 2002, the amount that will be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months that is associated with these hedges is a gain of approximately $0.3 million.

        HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements

Note 7.  Derivatives (continued)

The Company has entered into cross currency swaps to hedge future cash flows due from foreign consolidated subsidiaries under operating lease agreements. As of September 30, 2002, the Company had swap contracts in place to purchase and sell the equivalent of approximately $44.7 million of various currencies in order to hedge quarterly lease commitments through March 2006. The Company recorded a $0.2 million net loss related to these contracts in the three months ended September 30, 2002. As of September 30, 2002, the amount that will be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months that is associated with these hedges is a loss of $0.6 million.

The Company entered into swap contracts in August 2001 and October
2001 to effectively convert interest on $150 million principal amount of its 7.32 percent senior notes due July 1, 2007, from a fixed rate to a floating rate. The Company also entered into swap contracts in March 2002 and April 2002 to effectively convert interest on $200 million of the $300 million principal amount of its 7.125 percent senior notes due February 15, 2007, from a fixed rate to a floating rate.

The objective of the swap contracts is to offset changes in the fair value of the Company's fixed rate debt caused by interest rate fluctuations. The interest rate swap contracts are carried at fair value on the Company's consolidated balance sheet and the related hedged portion of fixed-rate debt is carried at remaining principal due net of the valuation adjustment for the change in fair value of the debt obligation attributable to the hedged risk. The valuation adjustment at September
30, 2002, was a positive $31.1 million.

Changes in the fair value of the interest rate swaps and the offsetting changes in the carrying value of the hedged fixed-rate debt are recognized in interest expense in the Company's consolidated statement of operations.

At September 30, 2002, the Company had contracts maturing through June 2003 to purchase and sell the equivalent of $231.3 million of various currencies to hedge foreign currency denominated loans to foreign subsidiaries. These loans are of a long-term investment nature.

          HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
               Notes to Condensed Consolidated Financial Statements

Note 7.  Derivatives (continued)

Therefore, foreign currency gains and losses on these loans are not included in the determination of net income, but are reported in the same manner as translation adjustments. Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans and are also recorded as translation adjustments. The translation adjustment on these contracts was a negative $5.0 million at September 30, 2002, and is included in equity adjustment from foreign currency translation on the balance sheet.

Note 8.  Commitments and Contingencies

The Company and its subsidiaries are involved in several legal actions. The outcome cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on the Company's financial position or results of operations.

Note 9.  Change in Accounting for Goodwill and Other
         Intangible Assets

On July 1, 2002, the Company adopted Statement of Financial
Accounting Standard No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standard No. 142 "Goodwill and other Intangible Assets" (SFAS 142).

SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The adoption of SFAS 141 did not have a material effect on the Company's results of operations or financial position.

SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS 142 also requires intangible assets with finite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived
Assets to be Disposed of."

          HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
               Notes to Condensed Consolidated Financial Statements

Note 9.  Change in Accounting for Goodwill and Other
         Intangible Assets (continued)

The Company adopted the provisions of SFAS 142 in the first quarter of fiscal 2003. The Company made determinations as to what its reporting units are and the amounts of goodwill and other assets and liabilities allocated to those reporting units. The Company completed its initial impairment assessment as of July 1, 2002, which indicated no impairment of goodwill or intangible assets. In accordance with SFAS 142, amortization of goodwill was discontinued as of June 30, 2002. During the first quarter of 2001, the Company recorded approximately $1.9 million of expense for amortization of goodwill in pretax earnings.

The following is a pro forma presentation of reported net income, adjusted for the exclusion of goodwill amortization net of related income tax effect:
                                       Three months ended
                                           September 30,
					            2002      2001
(In thousands, except EPS)            --------------------

Reported net income                   $  9,802      5,031
Goodwill amortization, net of tax          ---      1,376
                                      ---------  ---------
Adjusted net income                   $  9,802      6,407
                                      ---------  ---------

Basic EPS, as reported                $   0.30       0.16
Goodwill amortization, net of tax          ---       0.04
                                      ---------  ---------
Adjusted Basic EPS                    $   0.30       0.20
                                      ---------  ---------

Diluted EPS, as reported              $   0.29       0.15
Goodwill amortization, net of tax 	       ---       0.04
                                      ---------  ---------
Adjusted diluted EPS                  $   0.29       0.19
                                      ---------  ---------

       HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Harman International Industries, Incorporated designs, manufactures and markets high quality audio products and electronic systems for the consumer and professional markets. The Company is organized into segments based on the end-user markets they serve. The Consumer Systems Group designs, manufactures and markets loudspeakers, audio electronics and infotainment systems for vehicles and designs, manufactures and markets loudspeakers and electronics for home audio, video and computer applications. The Professional Group designs, manufactures and markets loudspeakers and electronics used by audio professionals in concert halls, stadiums, airports and other buildings and recording, broadcast, cinema and music reproduction applications.

The Company's primary manufacturing facilities in the U.S. are located in California, Indiana, Kentucky and Utah. The Company's primary international manufacturing facilities are located in Germany, Austria, the United Kingdom, Mexico, France, Sweden, China and Hungary. The Company's products are sold worldwide with the largest markets being the U.S. and Germany.

The Company experiences seasonal fluctuations in sales and earnings. Variations in seasonal demand among end-user markets may cause operating results to vary from quarter to quarter.

RESULTS OF OPERATIONS
COMPARISON OF THE THREE MONTH PERIODS ENDED
SEPTEMBER 30, 2002 AND 2001

Sales

Net sales for the Company increased 23 percent in the first quarter ended September 30, 2002 to $490.8 million, compared to $399.0 million in the same period a year ago.

Presented below is a summary of sales by business segment:

                                        Three Months Ended
                                            September 30,

(000s omitted)                        2002      %       2001       %
                                   ---------  -----   --------  -----
Net sales:
     Consumer Systems Group        $ 389,755    79%    294,051    74%
     Professional Group              101,004    21%    104,958    26%
                                   ---------  -----   --------  -----
       Total                       $ 490,759   100%    399,009   100%
                                   ---------  -----   --------  -----

The Consumer Systems Group reported net sales of $389.8 million, an increase of 33 percent over the same prior year period. Sales to automotive customers increased 48 percent. Harman/Becker reported substantial sales increases to European automotive customers as shipments of our new infotainment systems were made to Mercedes-Benz, BMW, Audi, and Porsche. Strong sales to Asian automotive customers were offset by lower sales to Chrysler. Consumer audio product sales of $73.6 million were 6 percent above last year.

Professional Group sales for the quarter were $101.0 million, a slight decrease from sales of $105.0 million in the first quarter of fiscal 2002. Sales increases at JBL Professional and AKG were offset by modest sales declines at the other professional businesses.

Gross profit

The gross profit margin for the quarter ended September 30, 2002 was
29.5 percent ($144.7 million) compared to 26.0 percent ($103.7 million) in the same period last year. Gross profit margins were higher than in the prior period due to an increased proportion of higher margin sales to automotive customers and improved margins from sales of consumer products in the international markets. Improved margins in the international markets are primarily due to new product introductions.

Selling, General and Administrative Expenses

Selling, general and administrative costs as a percentage of sales were
25.4 percent ($124.7 million) for the first quarter compared to 22.7 percent ($90.4 million) for same period last year. Selling, general and administrative costs for the first quarter increased from the prior year due to the acquisitions of TEMIC and CAA, unusual bad debt expense of $3.5 million primarily recorded to cover the bankruptcy of Music and Recording Superstores (Mars), a professional retailer, and increased engineering efforts on a year-over-year basis.

Operating income

Operating income as a percent of sales was 4.1 percent ($20.0 million) for the quarter ended September 30, 2002, compared to 3.3 percent
($13.3 million) for the same period in the prior year. Operating income increased due to higher gross margins on Consumer Systems Group sales and the effect of adopting SFAS 142, eliminating the amortization of goodwill, partially offset by higher selling, general and administrative costs. Goodwill amortized in the three months ending September 30, 2001 was $1.9 million.

Interest expense

Interest expense for the three months ended September 30, 2002 was $5.9 million compared to $6.1 million in the same quarter last year.
The weighted average interest rate was 5.1 percent for the quarter ended September 30, 2002 compared to 6.3 percent in the same period last year. Weighted average borrowings were $462.9 million for September 30, 2002 compared to weighted average borrowings of $389.1 million for the same period last year. The Company was able to lower interest expense through the use of interest rate swaps effectively converting fixed rate debt to lower floating rates.

Miscellaneous expense

Miscellaneous expenses were $0.8 million for the three months ended September 30, 2002 compared to $0.2 million in the same period last year. The increase is primarily due to a writedown of an investment by $0.4 million.

Income before taxes and minority interest

For the three months ended September 30, 2002, the Company reported income before income taxes and minority interest of $13.2 million. In the same period last year, the Company reported $7.1 million.

Income taxes

For the three months ended September 30, 2002, the Company reported income tax expense of $3.4 million, or an effective tax rate of 26.0 percent, compared with income tax expense of $2.1 million, or an effective tax rate of 29.0 percent for the same period last year.

The effective tax rates in both periods were below the U.S. statutory rate due to utilization of tax credits, realization of certain tax benefits for United States exports and the utilization of tax loss carryforwards at certain foreign subsidiaries. The Company determines its effective tax rate based upon its current estimate of annual results.

Net income

Net income for the three months ended September 30, 2002 was $9.8 million, compared to $5.0 million reported for the same period last year.

Earnings per share

Basic earnings per share for the three months ended September 30, 2002 were $0.30, and diluted earnings per share were $0.29. In the same period last year, basic earnings per share were $0.16 and diluted earnings per share were $0.15.

Financial Condition/Liquidity and Capital Resources

The Company finances its working capital requirements primarily through cash generated by operations, cash borrowings and normal trade credit.

The Company's long-term debt at September 30, 2002, was comprised primarily of $300 million of 7.125 percent senior notes, due February 15, 2007, and $150 million of 7.32 percent senior notes due July 1, 2007. In August 2002, the Company entered into a new multi-currency revolving credit facility with a group of eight banks, which committed $150 million to the Company for cash borrowings and letters of credit through August 14, 2005. This new facility replaced the existing credit facility that was scheduled to expire in September 2002. At September 30, 2002 the Company had no borrowings under its revolving credit facility and outstanding letters of credit of $10.9 million. Unused availability under the revolving credit facility was $139.1 million at September 30, 2002. The rates for borrowings under the revolving credit facility float with base rates. The Company also had mortgages, capital leases and other long-term debt of $12.6 million at September 30, 2002.

Capital expenditures for the three months ended September 30, 2002 were $26.1 million. Capital expenditures for the three months ended September 30, 2001 were $23.6 million. The increase from the prior period is due to the introduction of new production lines to facilitate new business with European automotive customers.

Net working capital at September 30, 2002 was $438.4 million, compared with $443.3 million at June 30, 2002. Working capital decreased slightly from June 30, 2002 due to a $49.8 million reduction in cash from June 30, 2002 to September 30, 2002 due to seasonal cash requirements. The working capital decrease was partially offset by higher inventory levels associated with seasonal sales patterns and lower accounts payable, primarily reflecting the timing of payments to vendors.

Total shareholders' equity for the three months ended September 30, 2002 was $525.0 million compared with $526.6 million at June 30, 2002. The decrease is primarily due to common stock repurchases totaling $8.6 million and negative foreign currency translation totaling $2.3 million, partially offset by net income $9.8 million.

In the quarter ended September 30, 2002, the Company acquired and placed in treasury 181,300 shares of common stock at a cost of $8.6 million.

The Company will continue to have cash requirements to support seasonal working capital needs, capital expenditures, interest and principal payments, dividends and share repurchases. The Company intends to use cash on hand, cash generated by operations and borrowings under its existing revolving credit facility to meet these needs. The Company believes that cash from these sources will be adequate to meet its cash requirements over the next 12 months.

The Company has dividend restrictions under its revolving credit agreement and the indenture under which the Company's 7.32 percent senior notes due July 2007 were issued. The most restrictive of these covenants would limit the Company's ability to make dividend payments and to purchase capital stock to $40.5 million at September
30, 2002 and for the remainder of fiscal 2003. Neither the credit agreement nor the indentures for the senior notes restrict the Company from transferring assets to or from its subsidiaries in the form of loans, advances or cash dividends.

The Company is subject to various risks, including dependence on key customers, economic conditions affecting disposable consumer income and fluctuations in currency exchange rates. A disruption in the operations of one of our key customers, such as an automotive strike, could have a material adverse effect on the Company. In fiscal 2002, sales to DaimlerChrysler accounted for 20.6 percent of the Company's sales and accounts receivable due from DaimlerChrysler accounted for
19.0 percent of total consolidated accounts receivable at June 30, 2002. We expect DaimlerChrysler to continue to be a significant customer in the current fiscal year.

During September 2002 a lockout of workers at West coast ports halted shipments of several of our products and caused the Company to incur unusual air freight charges. As the lockout began in late September the effect of the lockout on the results for the three months ended September 30, 2002 was minimal. Although the lockout has ended for the time being, it is not possible to predict whether the lockout will resume or its impact on the Company and its customers if it were to resume. The Company currently estimates the impact of the lockout on earnings per share for the second quarter of fiscal 2003 to be approximately $0.07 to $0.10 including lost sales and air freight costs.

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

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial condition or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. These factors include, among other things:

      -  changes in consumer confidence and spending;

      - automobile industry sales and production rates and the willingness of automobile purchasers to pay for the option of a premium branded automotive audio system and/or a multi-functional infotainment system;

      -  model-year changeovers in the automotive industry;

      - the ability to satisfy contract performance criteria, including technical specifications and due dates;

      - competition in the consumer and/or professional markets in which we operate;

      - the outcome of pending or future litigation and administrative claims, including patent and environmental matters;

      - work stoppages at one or more of our facilities or at a facility of one of our significant customers, or a common carrier;

      -  work stoppage or slowdown at West coast ports;

      - the loss of one or more significant customers, including our automotive customers;

      - the ability to adapt to technological advances and innovation on a cost-effective and timely basis; and

      -  general economic conditions.

In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this report will in fact transpire.

ITEM 3.  QUANTITATIVE AND QUALITATIVE
         DISCLOSURES ABOUT MARKET RISK

The Securities and Exchange Commission requires that registrants include information about potential effects of market risks, including changes in interest rates and currency exchange rates in their financial statements. Since June 30, 2002 there have been no material changes in the qualitative aspects of the Company's market risk profile or in the potential effects of changes in currency exchange rates on the Company's financial condition or results of operations.

Interest rate risk

The Company entered into swap agreements in August 2001 and October 2001 to effectively convert interest on $150 million principal amount of 7.32 percent senior notes due July 1, 2007 from a fixed rate to a floating rate. The Company entered into a swap agreement in March 2002 and April 2002 to effectively convert interest on $200 million of the $300 million principal amount of its 7.125 percent senior notes due February 15, 2007, from a fixed rate to a floating rate.

To assess exposure to interest rate changes, the Company prepares a sensitivity analysis assuming a hypothetical 100 basis point increase in interest rates across all maturities. At September 30, 2002, this analysis indicated that such an increase would reduce net income, on an annualized basis, by approximately $2.8 million. Based on June 30, 2002 positions, the effect on fiscal 2002 net income of such an increase in interest rates was estimated to be $2.3 million.

The Company is subject to counterparty risk under the interest rate swaps described above. The Company may be exposed to losses in the event of nonperformance by counterparties or interest and currency rate movements.

Foreign currency risk

The Company maintains significant operations in Germany, the United Kingdom, France, Austria, Hungary, Switzerland, Mexico, China and Sweden. As a result, exposure to foreign currency gains and losses exists. A portion of foreign currency exposure is hedged by incurring liabilities, including loans, denominated in the local currency where subsidiaries are located.

The subsidiaries of the Company purchase products and raw materials in various currencies. As a result, the Company may be exposed to cost increases relative to local currencies in the markets to which it sells. To mitigate such adverse trends, the Company enters into foreign exchange contracts and other hedging activities. Also foreign currency positions are partially offsetting and are netted against one another to reduce exposure.

Some products made in the U.S. are sold outside the U.S. Sales of such products are affected by the value of the U.S. dollar relative to other currencies. Any long-term strengthening of the U.S. dollar could depress the demand for these products and reduce sales. Competitive conditions in the Company's markets may limit its ability to increase product pricing in the face of adverse currency movements. However, due to the multiple currencies involved in the Company's business and the netting effect of various simultaneous transactions, the Company's foreign currency positions are partially offsetting.

The Company is exposed to market risks arising from changes in foreign exchange rates, principally the change in the value of the Euro versus the U.S. dollar.

At June 30, 2002, the Company estimated the effect on 2003 net income, based upon a recent estimate of foreign exchange transactional exposure, of a uniform strengthening or uniform weakening of the transaction currency pairs of 10 percent will decrease net income by $9 million or will increase net income by $9 million.

At June 30, 2002, the Company estimated the effect on projected 2003 net income, based upon a recent estimate of foreign exchange translation exposure (translating the operating performance of our foreign subsidiaries into U.S. dollars), of a uniform strengthening or uniform weakening of U.S. dollar by 10 percent to decrease net income $5.9 million or to increase net income $5.9 million.

Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and the Company's actual exposure and hedging transactions.

See Note 7 to the financial statements included in this report and the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002 for more information regarding the Company's exposure to market risk.

ITEM 4.   CONTROLS AND PROCEDURES

The Company's Executive Chairman, Chief Executive Officer and
Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c)) under the Securities Exchange Act of 1934 (the "Exchange Act") as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits required by Item 601 of Regulation S-K

              99.1 - Certification of Sidney Harman, Bernie Girod
                     and Frank Meredith, Pursuant to 18 U.S.C.
                     Section 1350, as Adopted Pursuant to Section
                     906 of the Sarbanes-Oxley Act of 2002.

         (b)  Reports on Form 8-K

              During the quarter ended September 30, 2002, the Company furnished a Report on Form 8-K under Item 9 (Regulation FD Disclosure). The report, dated August 14, 2002, contains the sworn statements of the Company's Executive Chairman, Chief Executive Officer and Chief Financial Officer filed with the Securities and Exchange Commission ("SEC") as required by the SEC's June 27, 2002 order.

                              SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, Harman International Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





             HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
                             (Registrant)



Date:  November 14, 2002        By: /s/ Bernard A. Girod
                                   ---------------------------------
                                   Bernard A. Girod
                                   Vice Chairman and Chief
                                   Executive Officer




Date:  November 14, 2002        By: /s/ Frank Meredith
                                   ---------------------------------
                                   Frank Meredith
                                   Executive Vice President
                                   and Chief Financial Officer

                                 CERTIFICATIONS
I, Sidney Harman, certify that:

1)  I have reviewed this quarterly report on Form 10-Q of Harman
    International Industries, Incorporated:

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function);

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ Sidney Harman
----------------------------------
Executive Chairman
                                        25




                                 CERTIFICATIONS
I, Bernard A. Girod, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Harman International Industries, Incorporated:

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function);

    d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ Bernard Girod
----------------------------------
Vice Chairman and Chief Executive Officer
                                        26




                                 CERTIFICATIONS
I, Frank Meredith, certify that:

1)  I have reviewed this quarterly report on Form 10-Q of Harman
    International Industries, Incorporated:

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    f) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    g) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    h) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function);

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ Frank Meredith
---------------------------------
Executive Vice President and Chief Financial Officer

                                        27