Form 10-Q
period 2002-12-31
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2003-02-14
CIK 800459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2002

Commission File Number:	1-9764

Harman International Industries, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-2534306

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1101 Pennsylvania Avenue, NW Washington, DC	20004

(Address of principal executive offices)	(Zip code)

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
              [X] Yes                [  ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
              [X] Yes                [  ] No

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date was 32,248,008 shares of common stock, par value $.01, outstanding at January 31, 2003.

Harman International Industries, Incorporated and Subsidiaries
Form 10-Q
For the Quarterly Period Ended December 31, 2002

Part I: FINANCIAL INFORMATION
Item 1: Financial Statements

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND JUNE 30, 2002
(000s omitted except per share amounts)

	December 31,		June 30,
	2002		2002

ASSETS
Current Assets
Cash and cash equivalents	$102,635		$116,253
Receivables (less allowance for doubtful accounts
of $15,593 at December 31, 2002 and $18,211 at June 30, 2002)	324,224		335,019
Inventories	381,270		329,935
Other current assets	90,921		95,556

Total current assets	899,050		876,763

Property, plant and equipment, net	356,585		325,812
Excess of cost over fair value of assets acquired, net	211,241		199,239
Other Assets	99,486		78,466

Total assets	$1,566,362		$1,480,280

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable – banks	$3,284	$	---
Current portion of long-term debt	1,574		4,255
Accounts payable	172,064		193,110
Accrued liabilities	275,855		236,106

Total current liabilities	452,777		433,471

Senior long-term debt	493,149		470,424
Other non-current liabilities	51,949		47,523
Minority interest	2,230		2,233

Shareholders’ Equity
Preferred stock, $.01 par value	---		---
Common stock, $.01 par value	384		383
Additional paid-in capital	313,127		310,166
Accumulated other comprehensive income:
Unrealized gains (loss) on hedging derivatives	(5,648)		(1,499)
Foreign currency translation adjustment	(24,156)		(44,686)
Minimum pension liability adjustment	(2,963)		(2,907)
Retained earnings	441,600		405,811
Less common stock held in treasury	(156,087)		(140,639)

Total shareholders’ equity	566,257		526,629

Total liabilities and shareholders’ equity	$1,566,362		1,480,280

See Notes to Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
(000s omitted except per share amounts)

	Three months ended		Six months ended
	December 31,		December 31,
	2002	2001	2002	2001

Net sales	$559,977	$467,432	$1,050,736	$866,441
Cost of sales	395,640	339,994	741,664	635,282

Gross profit	164,337	127,438	309,072	231,159
Selling, general and administrative expenses	121,027	104,897	245,763	195,274

Operating income	43,310	22,541	63,309	35,885
Other expense:
Interest expense	5,589	5,508	11,498	11,600
Miscellaneous, net	416	512	1,260	677

Income before income taxes	37,305	16,521	50,551	23,608
Income tax expense	9,699	4,791	13,143	6,847

Net Income	$27,606	11,730	$37,408	$16,761

Basic earnings per share	$0.85	0.37	$1.15	$0.52

Diluted earnings per share	$0.81	0.35	$1.10	$0.50

Weighted average shares outstanding – basic	32,330	32,116	32,457	32,096

Weighted average shares outstanding – diluted	34,068	33,525	34,091	33,595

See Notes to Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES,INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
($000s omitted)

	December 31,

	2002		2001

Cash flows from operating activities:
Net income		$37,408	$16,761
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation		38,254	28,481
Amortization of intangible assets		7,034	9,242
(Gain) loss on disposition of assets		(564)	---
Changes in assets and liabilities:
Decrease (increase) in:
Receivables		25,750	9,082
Inventories		(33,694)	(13,642)
Other current assets		6,050	7,251
Increase (decrease) in:
Accounts payable		(28,599)	(32,021)
Accrued liabilities/taxes payable		28,165	1,832
Other operating activities		1,090	1,727

Net cash provided by (used in) operating activities		$80,894	$28,713

Cash flows from investing activities:
Investment in unconsolidated subs	$	---	$(5,788)
Payment for purchase of companies, net		(2,979)	---
Proceeds from asset dispositions		1,978	849
Capital expenditures		(58,573)	(36,422)
Purchased and capitalized software expenditures		(2,379)	(11,945)
Other items, net		2,399	1,434

Net cash used in investing activities		$(59,554)	$(51,872)

Cash flows from financing activities:
Net increase (decrease) in short-term borrowings		$(1,317)	$(5,076)
Net increase (decrease) in long-term borrowings		(21,610)	32,854
Debt issuance costs		(793)	(242)
Share repurchases		(15,448)	(3,667)
Dividends paid to shareholders		(1,619)	(1,605)
Proceeds from exercise of stock options		2,962	3,518

Net cash provided by (used in) financing activities		$(37,825)	$25,782

Effect of exchange rates on cash		2,867	(70)
Net increase (decrease) in cash and cash equivalents		$(13,618)	$2,553

Cash and cash equivalents at beginning of period		116,253	2,748
Cash and cash equivalents at end of period		$102,635	$5,301

Supplemental disclosures of cash flow information:
Interest paid		$11,636	$11,031
Income taxes paid		$1,229	$561

See Notes to Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements at December 31, 2002 and for the three and six months ended December 31, 2002 and 2001 have been prepared pursuant to rules and regulations of the Securities and Exchange Commission for interim reporting.  These consolidated financial statements do not include all information and footnote disclosures normally included in the annual financial statements.  However, in the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows for the periods presented.  Operating results for the three and six months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003 due to seasonal and other factors.

Where necessary, prior years’ information has been reclassified to conform to the fiscal 2003 consolidated financial statement presentation.

These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

Note 2.  Inventories

Inventories consist of the following:

	December 31,	June 30,
($000s omitted)	2002	2002

Finished goods and inventory purchased for resale	$148,675	$133,685
Work in process	53,758	54,132
Raw materials and supplies	178,837	142,118

Total inventories	$381,270	$329,935

Inventories are stated at the lower of cost or market.  The cost of inventories are based on the first-in, first-out (FIFO) method.

Note 3.  Warranties

Harman warrants its products to be free from defects in materials and workmanship for a period ranging from 90 days to five years from the date of purchase, depending on the product.  The warranty is a limited warranty, and it imposes certain shipping costs on the customer and excludes deficiencies in appearance except for those evident when the product is delivered.  Harman dealers normally perform warranty service for loudspeakers in the field, using parts supplied on an exchange basis by the Company.  Warranties in international markets are generally similar to those in the domestic market.  Warranty reserves are estimated based upon past experience with similar types of products. Details of the warranty reserve are as follows:

($000s omitted)

Balance at June 30, 2002	$12,495
Warranty provisions	13,503
Warranty payments (cash or kind)	(11,471)

Balance at December 31, 2002	$14,527

Note 4.  Comprehensive Income

Comprehensive income and its components for the six and three months ended December 31, 2002 and 2001 are presented below.

	Three months ended December 31,		Six months ended December 31,

($000s omitted)	2002	2001	2002	2001

Net income	$27,606	11,730	37,408	16,761
Other comprehensive income (loss):
Foreign currency translation	22,834	(10,124)	20,530	9,180
Unrealized gains (losses) on hedging	(3,964)	1,054	(4,149)	(363)
Minimum pension liability adjustment	(60)	15	(56)	(479)

Total other comprehensive income	$46,416	2,675	53,733	25,099

The components of accumulated other comprehensive income as of December 31, 2002 and June 30, 2002 and the activity for the six months ended December 31, 2002 are presented below.

	Cumulative	Hedging	Minimum	Other
	Translation	Derivative	Pension	Comprehensive
($000s omitted)	Adjustment	Gain/(Loss)	Liability	income (loss)

June 30, 2002	$(44,686)	$(1,499)	$(2,907)	$(49,092)
Foreign currency translation adjustments	20,530	---	---	20,530
Change in fair value of foreign currency cashflow hedges		(4,149)	---	(4,149)
Pension liability adjustment	---	---	(56)	(56)

December 31, 2002	$(24,156)	$(5,648)	$(2,963)	$(32,767)

Note 5.  Earnings per share

	Three months ended December 31,

	2002		2001

(000s omitted except per share amounts)	Basic	Diluted	Basic	Diluted

Net income	$27,606	27,606	11,730	11,730

Weighted average shares outstanding	32,330	32,330	32,116	32,116
Employee stock options	---	1,738	---	1,409

Total weighted average shares outstanding	32,330	34,068	32,116	33,525

Earnings per share	$0.85	0.81	0.37	0.35

	Six months ended December 31,

	2002		2001

(000s omitted except per share amounts)	Basic	Diluted	Basic	Diluted

Net income	$37,408	37,408	16,761	16,761

Weighted average shares outstanding	32,457	32,457	32,096	32,096
Employee stock options	---	1,634	---	1,499

Total weighted average shares outstanding	32,457	34,091	32,096	33,595

Earnings per share	$1.15	1.10	0.52	0.50

During the quarters ended December 31, 2002 and 2001, the difference between basic and diluted earnings per share was due to the potential dilutive impact of options to purchase common stock.  Options to purchase 10,565 shares of common stock at $57.88 per share during the quarter ended December 31, 2002 and options to purchase 22,000 shares of common stock at prices ranging from $41.00 to $45.00 per share during the quarter ended December 31, 2001 were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock and therefore such options would have been antidilutive.

Options to purchase 6,326 shares of common stock at prices ranging from $53.28 to $57.88 per share during the six months ended December 31, 2002 and options to purchase 20,940 shares of common stock at prices ranging from $41.00 to $45.00 per share during the six months ended December 31, 2001 were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock and therefore such options would have been antidilutive.

Note 6. Stock Options

The Company adopted the fair value method of SFAS 123 effective July 1, 2002, for all options granted after July 1, 2002 and recognizes expense over the vesting period of those options. The Company expensed $1.6 million during the quarter ended December 31, 2002 for stock options granted subsequent to July 1, 2002.  The Company expensed $1.7 million during the six months ended December 31, 2002 for stock options granted after July 1, 2002.

Note 7. Segmentation

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

The Professional Group designs, manufactures and markets loudspeakers and electronics used by audio professionals in concert halls, stadiums, airports and other buildings and for recording, broadcast, cinema and music reproduction applications.  Professional products are marketed worldwide under brand names including JBL, AKG, Crown, Studer, Soundcraft, DOD, Lexicon, Digitech, and dbx.

The following table reports external sales and operating income (loss) by segment for the three and six months ended December 31, 2002 and 2001.

	Three months ended		Six months ended
	December 31,		December 31,
($000s omitted)	2002	2001	2002	2001

Net sales:
Consumer Systems Group	$447,877	363,379	$837,632	657,430
Professional Group	112,100	104,053	213,104	209,011
Other	---	---	---	---

Total	$559,977	467,432	$1,050,736	866,441

Operating income (loss):
Consumer Systems Group	$43,775	25,671	$75,334	41,931
Professional Group	5,844	1,691	6,003	6,093
Other	(6,309)	(4,821)	(18,028)	(12,139)

Total	$43,310	22,541	$63,309	35,885

Other operating income/(loss) is primarily comprised of corporate expenses, net of business unit allocations.

Note 8.  Derivatives

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

Note 8.  Derivatives (continued)

Because the amounts and the maturities of the derivatives approximate those of the forecasted exposures, changes in the fair value of the derivatives are highly effective in offsetting changes in the cash flows of the hedged items.  Any ineffective portion of the derivatives is recognized in current earnings.

As of December 31, 2002, the Company had contracts maturing through June 2003 to purchase and sell the equivalent of approximately $17.6 million of various currencies to hedge forecasted future foreign currency purchases and sales.  The Company recorded approximately $0.8 million in net gains from cash flow hedges of forecasted foreign currency transactions in the six months ended December 31, 2002.  As of December 31, 2002, the amount that will be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months that is associated with these hedges is a loss of approximately $1.2 million.

The Company has entered into cross currency swaps to hedge future cash flows due from foreign consolidated subsidiaries under operating lease agreements.  As of December 31, 2002, the Company had swap contracts in place to purchase and sell the equivalent of approximately $41.6 million of various currencies in order to hedge quarterly lease commitments through March 2006.  The valuation calculation related to the cross currency swaps was a negative $0.6 million for the six months ended December 31, 2002.  As of December 31, 2002, the amount that will be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months that is associated with these hedges is a loss of $1.3 million.

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

The objective of the swap contracts is to offset changes in the fair value of the Company’s fixed rate debt caused by interest rate fluctuations.  The interest rate swap contracts are carried at fair value on the Company’s consolidated balance sheet and the related hedged portion of fixed-rate debt is carried at remaining principal due net of the valuation adjustment for the change in fair value of the debt obligation attributable to the hedged risk.  The valuation adjustment at December 31, 2002, was a positive $32.3 million.

Changes in the fair value of the interest rate swaps and the offsetting changes in the carrying value of the hedged fixed-rate debt are recognized in interest expense in the Company’s consolidated statement of operations.

At December 31, 2002, the Company had contracts maturing through June 2003 to purchase and sell the equivalent of $268.0 million of various currencies to hedge foreign currency denominated loans to foreign subsidiaries.  These loans are of a long-term nature.  Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans.  At December 31, 2002 market value on these contracts was a negative $12.1 million.

Note 9.  Commitments and Contingencies

The Company and its subsidiaries are involved in several legal actions.  The outcome cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on the Company’s financial position or results of operations.

Note 10.  Change in Accounting for Goodwill and Other Intangible Assets

On July 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 141, “Business Combinations” (SFAS 141) and Statement of Financial Accounting Standard No. 142 “Goodwill and other Intangible Assets” (SFAS 142).

SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The adoption of SFAS 141 did not have a material effect on the Company’s results of operations or financial position.

SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually.  SFAS 142 also requires intangible assets with finite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.”

The Company adopted the provisions of SFAS 142 in the first quarter of fiscal 2003.  The Company made determinations as to what its reporting units are and the amounts of goodwill and other assets and liabilities allocated to those reporting units.  The Company completed its initial impairment assessment as of July 1, 2002, which indicated no impairment of goodwill or intangible assets.   In accordance with SFAS 142, amortization of goodwill was discontinued as of June 30, 2002.  In the prior fiscal year, for the quarter ended December 31, 2001, the Company recorded approximately $1.9 million of expense for amortization of goodwill in pretax earnings.  For the six months ended December 31, 2001, the Company recorded approximately $3.8 million of expense for amortization of goodwill in pretax earnings.

The following is a pro forma presentation of reported net income, adjusted for the exclusion of goodwill amortization net of related income tax effect:

(000s omitted except per share amounts	Three months ended December 31,		Six months ended December 31,
	2002	2001	2002	2001

Reported net income	$27,606	$11,730	$37,408	$16,761
Goodwill amortization, net of tax	---	1,375	---	2,750

Adjusted net income	$27,606	$13,105	$37,408	$19,511

Basic EPS, as reported	$0.85	$0.37	$1.15	$0.52
Goodwill amortization, net of tax	---	0.04	---	0.09

Adjusted Basic EPS	$0.85	$0.41	$1.15	$0.61

Diluted EPS, as reported	$0.81	$0.35	$1.10	$0.50
Goodwill amortization, net of tax	---	0.04	---	0.08

Adjusted diluted EPS	$0.81	0.39	$1.10	$0.58

Note 11.  Recent Accounting Pronouncements

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, (“SFAS 145”), “Rescission of FASB No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections”.  SFAS No. 145 changes the classification of all gains and losses from extinguishment of debt, under which FASB No. 4 were required to be classified as an extraordinary item, net of related income tax effect.  Under SFAS No.145, gains and losses from extinguishments of debt are now classified as a component of operations.  SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 did not have a material impact on the Company’s financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, (“SFAS 146”),  “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  It is anticipated that the adoption of  SFAS No. 146 will not have a material impact on the Company’s financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other”.  This interpretation clarifies the requirements of a guarantor in accounting for and disclosing certain guarantees issued and outstanding.  This interpretation is effective for fiscal years ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company’s financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No.148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123”. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002.  The Company will adopt the disclosure requirements for SFAS 148 for the quarter ending March 31, 2003.

Note 12.  Acquisitions

In October 2002, the Company acquired a distributor of consumer home audio products in Japan.  The purchase price, net of cash acquired, was $3.0 million.  At December 31, 2002, goodwill related to this transaction was $4.0 million.  The acquisition of this distributor is not material to the consolidated financial statements of the Company.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Harman International Industries, Incorporated designs, manufactures and markets high quality audio products and electronic systems for the consumer and professional markets.  The Company is organized into segments based on the end-user markets they serve.  The Consumer Systems Group designs, manufactures and markets loudspeakers, audio electronics and infotainment systems for vehicles and designs, manufactures and markets loudspeakers and electronics for home audio, video and computer applications.  The Professional Group designs, manufactures and markets loudspeakers and electronics used by audio professionals in concert halls, stadiums, airports and other buildings and for recording, broadcast, cinema and music reproduction applications.

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

RESULTS OF OPERATIONS
COMPARISON OF THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2002 AND 2001

Sales

Worldwide net sales for the second quarter ended December 31, 2002 were $560.0 million compared to $467.4 million in the same period last year, an increase of 20 percent.  Excluding currency effects, net sales increased 13 percent.  For the first six months ended December 31, 2002, worldwide net sales were $1.051 billion compared to net sales of $866.4 million in the same period last year, an increase of 21 percent. Excluding currency effects, net sales increased 15 percent.

The following table details sales by reportable segment, for the second quarter and first six months of fiscal 2003:

	Three months ended December 31,				Six months ended December 31,

(000s omitted)	2002	%	2001	%	2002	%	2001	%

Net sales:
Consumer Systems Group	$447,877	80%	363,379	78%	837,632	80%	657,430	76%
Professional Group	112,100	20%	104,053	22%	213,104	20%	209,011	24%

Total	$559,977	100%	467,432	100%	1,050,736	100%	866,441	100%

Consumer Systems Group net sales for the second quarter ended December 31, 2002 were $447.9 million compared to $363.4 million in the same period last year, an increase of 23 percent.  Excluding currency effects, net sales increased 16 percent.  For the first six months ended December 31, 2002, net sales were $837.6 million compared to $657.4 million for the same period a year ago, a 27 percent increase.  Excluding currency effects, net sales increased 20 percent.  For the first six months ended December 31, 2002, sales to automotive customers increased 44 percent over the same period in the prior year.  Excluding currency effects, net sales increased 34 percent.  Harman/Becker reported sales increases in Europe to Mercedes-Benz, BMW, Porsche and Audi for new infotainment systems.  Sales of the JBL branded music systems to Toyota were well above the prior year.

Net sales of consumer home audio products for the quarter and first six months ended December 31, 2002 increased 5 percent from the prior period.  Excluding currency effects, net sales for the quarter and first six months ended December 31, 2002 were approximately even with the prior year periods.

Harman/Becker received a new award during the quarter from the Buick Division of General Motors for a Harman Kardon branded audio system for one platform delivering in the 2005 model year.  This is the Company’s first audio system award from General Motors and it is the first of what the Company believes will be a series of other programs.  The revenues from this award are expected to be approximately $15 million in fiscal year 2005.

Professional Group sales for the quarter ended December 31, 2002 were $112.1 million compared to $104.0 million in the same period last year, an increase of 8 percent.  Excluding currency effects, sales increased 4 percent over the prior year.  For the first six months ended December 31, 2002, sales were $213.1 million compared to $209.0 million in the same period last year, an increase of 2 percent, or excluding currency effects, sales decline 2.6 million.  Crown International, a maker of professional amplifiers, continues to contribute to the professional groups sales growth.  AKG also contributes to the sales growth with strong sales of microphones to the OEM automakers.

AKG received a new award during the quarter ended December 31, 2002 for transducers which will be used in mobile phones.  The award will begin with two million units per month in June 2003 and will eventually grow to three million units per month.  This award is expected to result in revenues of approximately 15 million Euros in fiscal 2004.

Gross profit

The gross profit margin for the quarter ended December 31, 2002 was 29.3 percent ($164.3 million) compared to 27.3 percent ($127.4 million) in the same period last year.  The gross profit margin for the six months ended December 31, 2002 was 29.4 percent ($309.1 million) compared to 26.7 percent ($231.2 million) last year.  Gross profit margin for the second quarter and the first half increased due to a higher percentage of sales to automotive customers and improved margins from sales of consumer products in the international markets. Gross profit margin increases were partially offset by excess air freight charges incurred due to the West Coast port dock strike.

Selling, General and Administrative Expenses

Selling, general and administrative costs as a percentage of sales were 21.6 percent ($121.0 million) for the quarter ending December 31, 2002 and 23.4 percent of sales ($245.8 million) for the first six months ended December 31, 2002.  Selling, general and administrative costs were 22.4 percent of sales ($104.9 million) for the second quarter ending December 31, 2001 and 22.5 percent ($195.3 million) for the first six months ended December 31, 2001.  Selling, general and administrative expenses increased due to higher engineering expenses to cover increased engineering efforts for automotive customers on a year-over-year basis.  In addition, selling, general and administrative expenses include the expensing of stock options in accordance with SFAS 123 in the amounts of $1.6 million and $1.7 million, respectively, for the three and first six months ended December 31, 2002.  Also, during the second quarter and first six months ending December 31, 2002, the Company had increased expenses due to bad debt expenses associated with the bankruptcy of a professional customer, the discontinuation of a custom installation program and expenses associated with the termination of a distributor in China. These increased expenses were partially offset by the effect of adopting SFAS 142, eliminating the expense associated with amortizing goodwill.  Goodwill amortized in the three and six months ending December 31, 2001 was $1.9 million and $3.8 million, respectively.  In the prior year second quarter and first six months ended December 31, 2001, selling, general and administrative costs included an $8.3 million litigation charge.

Operating income

Operating income as a percent of sales was 7.7 percent ($43.3 million) for the second quarter ending December 31, 2002, compared to 4.8 percent ($22.5 million) for the same period in the prior year.  Operating income as a percent of sales was 6.0 percent ($63.3 million) for the first six months ended December 31, 2002, compared to 4.1 percent ($35.9 million) for the same period in the prior year.  Operating income as a percentage of sales for the quarter and first six months ended December 31, 2002, increased due to higher gross margins on Consumer Systems Group sales and the effect of adopting SFAS 141, eliminating the expense associated with amortizing goodwill, offset by higher selling, general and administrative expenses.

Interest expense

Interest expense was $5.6 million for the second quarter ended December 31, 2002 compared to $5.5 million in the same quarter last year.  For the first six months ended December 31, 2002, interest expense was $11.5 million compared to $11.6 million in the same period last year.  Weighted average borrowings outstanding were $465.4 million for the second quarter ended December 31, 2002 and $452.4 million for the first six months ended December 31, 2002, compared to $412.5 million and $400.7 million, respectively, for the same periods in the prior year.  The weighted average borrowings exclude the fair value of the interest rate swap of $32.3 million and $31.1 million for the three and six months ended December 31, 2002, respectively, and swap values of ($0.5) million and $24.3 million for the three and six months ending December 31, 2001, respectively.

The weighted average interest rate on borrowings was 4.8 percent for the second quarter ended December 31, 2002, and 5.1 percent for the first six months ended December 2002.  The weighted average interest rates for the comparable periods in the prior year were 5.3 percent and 5.8 percent, respectively.  The Company lowered interest expense through the use of interest rate swaps effectively converting fixed rate debt to lower floating rates for the three and six months ended December 31, 2002 and 2001.  (See accompanying Note 8 to Condensed Consolidated Financial Statements.)

Miscellaneous expense

Miscellaneous expenses were $0.4 million for the second quarter ended December 31, 2002 and $1.3 million for the six months ended December 31, 2002 compared to $0.5 million and $0.7 million, respectively, in the same periods last year.  For the six months ending December 31, 2002 the increase in miscellaneous expense is primarily due to a write down of an investment by $0.4 million.

Income before taxes and minority interest

Income before income taxes and minority interest for the second quarter ended December 31, 2002, was $37.3 million, compared to $16.5 million in the prior year.  For the six months ended December 31, 2002, the Company reported income before income taxes and minority interest of  $50.6 million compared to $23.6 million in the same period last year.

Income taxes

Income taxes for the second quarter ended December 31, 2002, were $9.7 million, compared to $4.8 million in the prior year.  For the six months ended December 31, 2002, the Company reported income tax expense of $13.1 million, compared with income tax expense of $6.8 million, for the same period last year.

The effective tax rate for the three and six months ended December 31, 2002, was 26.0 percent.  The effective tax rate for the same periods last year was 29.0 percent.  The effective tax rate is lower this year as a result of a change in the capital structure of the Company subsidiaries.  The Company expects the tax rate in the fiscal year ending June 30, 2004 to increase to approximately 29%.  The effective tax rates in fiscal 2003 and 2002 were below the U.S. statutory rate due to utilization of tax credits, realization of certain tax benefits for United States exports and the utilization of tax loss carryforwards at certain foreign subsidiaries.  The Company determines its effective tax rate based upon its current estimate of annual results.

Net income

Net income for the second quarter ended December 31, 2002, was $27.6 million, compared to a net income of $11.7 million reported for the same period last year.  Net income for the six months ended December 31, 2002 was $37.4 million, compared to $16.8 million reported in the same period last year.

Earnings per share

Basic earnings per share for the second quarter ended December 31, 2002 were $0.85, and diluted earnings per share were $0.81.  In the same period last year, basic earnings per share were $0.37 and diluted earnings per share were $0.35. For the six months ended December 31, 2002 basic earnings per share were $1.15, and diluted earnings per share were $1.10.  In the same period last year, basic earnings per share were $0.52 and diluted earnings per share were $0.50.

FINANCIAL CONDITION LIQUIDITY AND CAPITAL RESOURCES

The Company finances its working capital requirements primarily through cash generated by operations, cash borrowings and normal trade credit.

The Company’s long-term debt at December 31, 2002, was comprised primarily of $300 million of 7.125 percent senior notes, due February 15, 2007, and $150 million of 7.32 percent senior notes due July 1, 2007.  The Company is party to a $150 multi-currency revolving credit facility with a group of eight banks.  The term of this facility expires in August 14, 2005.

At December 31, 2002 the Company had no borrowings under its revolving credit facility and outstanding letters of credit of $13.1 million under the facility.  Unused availability under the revolving credit facility was $136.9 million at December 31, 2002.  The rates for borrowings under the revolving credit facility float with base rates.  The Company also had mortgages, capital leases and other long-term debt of $12.8 million at December 31, 2002.

Capital expenditures for the second quarter ended December 31, 2002, were $32.5 million, compared to $12.8 million in the prior year.  Capital expenditures for the six months ended December 31, 2001 were $58.6 million, compared to $36.4 million for the same period last year.  The increase from the prior period is due to the installation of new production lines to accommodate new business orders from European automotive customers.  In addition, the Company put in place $17.1 million of operating leases in the six months ended December 31, 2001.  No new operating leases were entered into during the six months ended December 31, 2002.

Net working capital at December 31, 2002 was $446.3 million, compared with $443.3 million at June 30, 2002.  Working capital slightly increased from June 30, 2002 due to higher inventory levels associated with new product introductions, seasonal sales patterns, and lower accounts payable.  The net working capital increase was offset by lower cash balances at December 31, 2002, lower receivables due to the collection of accounts receivable from customers, and higher accruals and income taxes when compared to the June 30, 2002 balances.

Total shareholders’ equity at December 31, 2002 was $566.3 million compared with $526.6 million at June 30, 2002.  The increase is primarily due to positive foreign currency translation totaling $20.5 million due to the strengthening euro against the dollar and net income of $35.8 million, offset by common stock repurchases, net of options exercised, totaling $12.4 million and other comprehensive income adjustments of negative $4.2 million related to hedging activities.

In the second quarter ended December 31, 2002, the Company acquired and placed in treasury 142,000 shares of common stock at a cost of $6.8 million.  For the six months ended December 31, 2002, the Company acquired and placed in treasury 323,300 shares of common stock at a cost of $15.4 million.  Since the share repurchase program began in 1998, the Board of Directors has authorized the repurchase of a total of 7.0 million shares.  From the inception of the share repurchase program through December 31, 2002, the Company has acquired and placed in treasury 6,130,600 shares of its common stock at a total cost of $156.1 million.  Future share repurchases are expected to be funded with cash generated by operations.

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

The Company has restrictions on dividends and stock repurchases under its revolving credit agreement and the indenture under which the Company’s 7.32 percent senior notes due July 2007 were issued.  The most restrictive of these covenants would limit the Company’s ability to make dividend payments and to purchase capital stock to $32.9 million for the remainder of fiscal 2003.  Neither the credit agreement nor the indentures for the senior notes restrict the Company from transferring assets to or from its subsidiaries in the form of loans, advances or cash dividends.

The Company is subject to various risk (as discussed in Forward Looking Statements) including dependence on key customers. For the six months ended December 31, 2002, sales to DaimlerChrysler accounted for 23.2 percent of the Company’s sales and accounts receivable due from DaimlerChrysler accounted for 17.0 percent of total consolidated accounts receivable at December 31, 2002. We expect DaimlerChrysler to continue to be a significant customer for the remainder of the current fiscal year.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and 21E of the Exchange Act of 1934.  You should not place undue reliance on these statements.  Forward-looking statements include information concerning possible or assumed future results of operations, capital expenditures, the outcome of pending legal proceedings and claims, including environmental matters, goals and objectives for future operations, including descriptions of our business strategies and purchase commitments from customers.  These statements are typically identified by words such as “believe”, “anticipate”, “expect”, “plan”, “intend”, “estimate”, and similar expressions.  We base these statements on particular assumptions that we have made in light of our industry experience, as well as our perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances.  As you read and consider the information in this report, you should understand that these statements are not guarantees of performance or results.  In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this report will in fact transpire.

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial condition or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements.  These factors include, among other things:

•	changes in consumer confidence and spending;

•

automobile industry sales and production rates and the willingness of automobile purchasers to pay for the option of a premium branded automotive audio system and/or a multi-functional infotainment system;

•	model-year changeovers in the automotive industry;

•	the ability to satisfy contract performance criteria, including technical specifications and due dates;

•	competition in the consumer and/or professional markets in which we operate;

•	the outcome of pending or future litigation and administrative claims, including patent and environmental matters;

•	work stoppages at one or more of our facilities or at a facility of one of our significant customers, or a common carrier;

•	the loss of one or more significant customers, including our automotive customers;

•	the ability to adapt to technological advances and innovation on a cost-effective and timely basis; and

•	general economic conditions; and

•	world political stability.

In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this report will in fact transpire.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Securities and Exchange Commission requires that registrants include information about potential effects of market risks, including changes in interest rates and currency exchange rates in their financial statements.  Since June 30, 2002 there have been no material changes in the qualitative aspects of the Company’s market risk profile.

Interest rate risk

The Company entered into swap agreements in August 2001 and October 2001 to effectively convert interest on $150 million principal amount of 7.32 percent senior notes due July 1, 2007 from a fixed rate to a floating rate.  The Company entered into swap agreements in March 2002 and April 2002 to effectively convert interest on $200 million of the $300 million principal amount of its 7.125 percent senior notes due February 15, 2007, from a fixed rate to a floating rate.

To assess exposure to interest rate changes, the Company prepares a sensitivity analysis assuming a hypothetical 100 basis point change in interest rates across all maturities.  At December 31, 2002, this analysis indicated that an increase or decrease in interest rates would increase or decrease net income, on an annualized basis, net of taxes, by approximately $2.4 million.

The Company is subject to counterparty risk under the interest rate swaps described above.  The Company may be exposed to losses in the event of nonperformance by counterparties or interest rate movements.

Foreign currency risk

The effect of changes in currency exchange rates, principally the change in the value of the Euro versus the U.S. dollar, have an impact on the Company’s reported results when the financial statements of foreign subsidiaries are translated into U.S. dollars.  For the six months ended December 31, 2002 the Euro strengthened versus the U.S. dollar by 11 percent over the prior year period.

To assess exposure to foreign currency changes, the Company prepares an analysis assuming a hypothetical 10% change in foreign currency rates across all subsidiaries.  This analysis indicated that an increase or decrease in foreign exchange rates would have increased or decreased income before income taxes by $4 million and $2.5 million, respectively, for the six months ended December 31, 2002.

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

The Company is exposed to market risks arising from changes in foreign exchange rates, principally the change in the value of the Euro versus the U.S. dollar.  Competitive conditions in the Company’s markets may limit its ability to increase product price in the face of adverse currency movements.  For example, certain products made in the U.S. are sold outside of the U.S.  Sales of such products are affected by the value of the U.S. dollar relative to other currencies.  Any long-term strengthening of the U.S. dollar could depress the demand for these products and reduce sales.  However, due to the multiple currencies involved in the Company’s business and the netting effect of various simultaneous transactions, the Company’s foreign currency positions are partially offsetting.

See Note 8 to the financial statements included in this report and the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 for more information regarding the Company’s exposure to market risk.

ITEM 4.

CONTROLS AND PROCEDURES

The Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c)) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

Part II: OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

a)	The date of the Annual Meeting of Stockholders was November 8, 2002.

b)

Sidney Harman was re-elected as a director of the Company with 29,148,434 votes and 408,915 votes withholding authority.  Dr. Harman will serve a three-year term expiring at the 2005 Annual Meeting of Stockholders.

c)

Ms. Shirley Mount Hufstedler was re-elected as a director of the Company with 27,633,824 affirmative votes and 1,923,525 votes withholding authority.
Ms. Mount Hufstedler will serve a three-year term expiring at the 2005 Annual
Meeting of Stockholders.

d)	The proposal to approve the 2002 Key Executive Officers Bonus Plan was approved with 28,479,881 affirmative votes, 989,453 negative votes, 88,015 abstention votes and no broker non-votes.

e)	The proposal to approve the 2002 Stock Option and Incentive Plan was approved with 21,415,274 affirmative votes, 6,363,738 negative votes, 122,405 abstention votes and 1,655,932 broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

(a)			Exhibits required by Item 601 of Regulation S-K

	10.1	*	Managing Director Employment Agreement, dated March 28, 2000, as amended, between Becker GmbH and Dr. Erich A. Geiger.

	10.2	*	Employment Agreement, dated January 2, 2001, between Harman International Industries, Inc. and Dr. Erich A. Geiger.

	10.3	*	Bonus Agreement, dated January 7, 1998, between Becker GmbH and Dr. Erich A. Geiger.

	10.4	*	Restricted Stock Agreement, dated effective as of August 15, 2001, between Harman International, Inc. and Dr. Erich A. Geiger.

	10.5	*	Amendment No. 1 to the Harman International Industries, Incorporated Supplemental Executive Retirement Plan dated September 24, 2002.

	10.6	*

Harman International Industries, Incorporated, 2002 Key Executive Officers Bonus Plan.  (Filed as Exhibit A to the Definitive Proxy Statement for the Company’s 2002 Annual Stockholder’s meeting and hereby incorporated by reference)*

	10.7	*

Harman International Industries, Incorporated, 2002 Stock Option and Incentive Plan.  (Filed as Exhibit B to the Definitive Proxy Statement for the Company’s 2002 Annual Stockholder’s meeting and hereby incorporated by reference)*

	99.1		Certification of Sidney Harman, Bernard A. Girod and Frank Meredith, Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-OxleyAct of 2002.

		*	Each document marked with an asterisk constitutes a management contract or compensatory plan or arrangement.

(b)			Reports on Form 8-K

None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harman International Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harman International Industries, Incorporated

(Registrant)

Date: February 14, 2003	By: /s/ Bernard A. Girod

Bernard A. Girod Vice Chairman and Chief Executive Officer

Date: February 14, 2003	By: /s/ Frank Meredith

Frank Meredith Executive Vice President and Chief Financial Officer

CERTIFICATION

I, Sidney Harman, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Harman International Industries, Incorporated:
2.

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent function);

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ Sidney Harman

Executive Chairman

CERTIFICATION

I, Bernard A. Girod,certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Harman International Industries, Incorporated:
2.

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent function);

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ Bernard Girod

Vice Chairman and Chief Executive Officer

CERTIFICATION

I, Frank Meredith,certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Harman International Industries, Incorporated:
2.

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent function);

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ Frank Meredith

Executive Vice President and Chief Financial Officer