Form 10-Q
period 2003-03-31
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2003-05-15
CIK 800459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2003

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
              [X] Yes                [  ] No

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date was 32,196,278 shares of common stock, par value $.01, outstanding at April 30, 2003.

Harman International Industries, Incorporated and Subsidiaries
Form 10-Q
For the Quarterly Period Ended March 31, 2003

Part I: FINANCIAL INFORMATION
Item 1: Financial Statements

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2003 AND JUNE 30, 2002
(000s omitted except per share amounts)

(Unaudited)

	March 31,		June 30,
	2003		2002

ASSETS
Current assets
Cash and cash equivalents	$77,268		$116,253
Receivables (less allowance for doubtful accounts
of $16,347 at March 31, 2003 and $18,211 at June 30, 2002)	336,921		335,019
Inventories	388,586		329,935
Other current assets	90,679		95,556

Total current assets	893,454		876,763

Property, plant and equipment, net	371,071		325,812
Goodwill and other intangible assets	217,663		199,239
Other assets	97,735		78,466

Total assets	$1,579,923		$1,480,280

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable – banks	$3,661	$	---
Current portion of long-term debt	578		4,255
Accounts payable	142,791		193,110
Accrued liabilities	289,891		236,106

Total current liabilities	436,921		433,471

Senior long-term debt	493,487		470,424
Other non-current liabilities	51,522		47,523
Minority interest	2,315		2,233

Shareholders’ Equity
Preferred stock, $.01 par value	---		---
Common stock, $.01 par value	385		383
Additional paid-in capital	313,519		310,166
Accumulated other comprehensive income:
Unrealized gains (loss) on hedging derivatives	(7,173)		(1,499)
Foreign currency translation adjustment	(10,920)		(44,686)
Minimum pension liability adjustment	(3,003)		(2,907)
Retained earnings	471,407		405,811
Less common stock held in treasury	(168,537)		(140,639)

Total shareholders’ equity	595,678		526,629

Total liabilities and shareholders’ equity	$1,579,923		1,480,280

See Notes to Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2003 AND 2002
(000s omitted except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2003	2002	2003	2002

Net sales	$554,454	$458,310	1,605,190	1,324,751
Cost of sales	391,488	334,828	1,142,677	970,110

Gross profit	162,966	123,482	462,513	354,641

Selling, general and administrative expenses	116,209	96,373	352,447	291,647

Operating income	46,757	27,109	110,066	62,994

Other expense:
Interest expense	5,313	6,073	16,811	17,673
Miscellaneous, net	74	405	1,334	1,082

Income before income taxes	41,370	20,631	91,921	44,239

Income tax expense	10,756	5,983	23,899	12,830

Net income	$30,614	14,648	68,022	31,409

Basic EPS	$0.95	0.45	2.10	0.98
Diluted EPS	$0.90	0.43	2.00	0.93

Shares outstanding – basic	32,237	32,333	32,349	32,174
Shares outstanding – diluted	34,039	33,939	34,038	33,728

See Notes to Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2003 AND 2002
($000s omitted)
(Unaudited)

	March 31,

	2003	2002

Cash flows from operating activities:
Net income	$68,022	$31,409
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	64,306	56,596
(Gain) loss on disposition of assets	746	---
Changes in assets and liabilities:
Decrease (increase) in:
Receivables	19,347	2,073
Inventories	(32,210)	(7,376)
Other current assets	8,322	3,432
Increase (decrease) in:
Accounts payable	(61,055)	(18,883)
Accrued liabilities and income taxes payable	34,929	(3,039)
Other operating activities	(261)	1,475

Net cash provided by operating activities	$102,146	$65,687

Cash flows from investing activities:
Payment for purchase of companies, net of cash acquired	$(2,979)	$(2,778)
Proceeds from asset dispositions	2,523	849
Capital expenditures	(83,543)	(61,220)
Purchased and capitalized software expenditures	(2,379)	(17,808)
Other items, net	1,268	(823)

Net cash provided by (used in) investing activities	$(85,110)	$(81,780)

Cash flows from financing activities:
Net increase (decrease) in short-term borrowings	$(955)	$(12,620)
Net increase (decrease) in long-term borrowings	(31,500)	350,832
Repayment of long-term debt	---	(238,961)
Debt issuance costs	(799)	(449)
Share repurchases	(27,898)	(3,667)
Dividends paid to shareholders	(2,426)	(2,419)
Proceeds from exercise of stock options	3,355	5,336

Net cash provided by (used in) financing activities	$(60,223)	$98,057

Effect of exchange rates on cash	4,202	(282)

Net increase (decrease) in cash and cash equivalents	$(38,985)	$81,682

Cash and cash equivalents at beginning of period	116,253	2,748

Cash and cash equivalents at end of period	$77,268	$84,430

Supplemental disclosures of cash flow information:
Interest paid	$20,044	$18,372
Income taxes paid	$2,094	$3,928

Supplemental schedule of non-cash investing activities:
Fair value of assets acquired	$10,906	$19,199
Cash paid for the assets	$2,979	$2,778

Liabilities assumed	$7,927	$16,421

See Notes to Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements at March 31, 2003 and for the three and nine months ended March 31, 2003 and 2002 have been prepared pursuant to rules and regulations of the Securities and Exchange Commission for interim reporting.  These consolidated financial statements do not include all information and footnote disclosures normally included in the audited financial statements.  However, in the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows for the periods presented.  Operating results for the three and nine months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003 due to seasonal and other factors.

Where necessary, information for prior periods has been reclassified to conform to the current period fiscal 2003 consolidated financial statement presentation.  A reclassification was made in the first and second quarters of fiscal 2003 to reclassify $4.6 million and $4.9 million, respectively, of selling, general and administrative expenses to cost of sales to conform to current quarter presentation.

These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

Note 2.  Inventories

Inventories consist of the following:

	March 31,	June 30,
($000s omitted)	2003	2002

Finished goods and inventory purchased for resale	$143,111	$133,685
Work in process	57,398	54,132
Raw materials and supplies	188,077	142,118

Total inventories	$388,586	$329,935

Inventories are stated at the lower of cost or market.  The cost of inventories are based on the first-in, first-out (FIFO) method.

Note 3.  Warranties

The Company warrants its products to be free from defects in materials and workmanship for a period ranging from 90 days to five years from the date of purchase, depending on the product.  The warranty is a limited warranty, and it imposes certain shipping costs on the customer and excludes deficiencies in appearance except for those evident when the product is delivered.  The Company's dealers normally perform warranty service for loudspeakers in the field, using parts supplied on an exchange basis by the Company.  Warranties in international markets are generally similar to those in the domestic market.  Warranty reserves are estimated based upon past experience with similar types of products. Details of the warranty reserve for the nine months ended March 31, 2003 are as follows:

($000s omitted)

Balance at June 30, 2002	$12,495
Warranty provisions	21,603
Warranty payments (cash or in-kind)	(16,419)

Balance at March 31, 2003	$17,679

Note 4.  Comprehensive Income

Comprehensive income and its components for the three and nine months ended March 31, 2003 and 2002 are presented below.

	Three months ended March 31,		Nine months ended March 31,

($000s omitted)	2003	2002	2003	2002

Net income	$30,614	14,648	68,022	31,409
Other comprehensive income (loss):
Foreign currency translation	13,236	(3,679)	33,766	5,501
Unrealized gains (losses) on hedging	(1,525)	2,024	(5,674)	1,661
Minimum pension liability adjustment	(40)	7	(96)	(472)

Total other comprehensive income	$42,285	13,000	96,018	38,099

The components of accumulated other comprehensive income as of March 31, 2003 and June 30, 2002 and the activity for the nine months ended March 31, 2003 are presented below.

	Cumulative	Hedging	Minimum	Other
	Translation	Derivative	Pension	Comprehensive
($000s omitted)	Adjustment	Gain/(Loss)	Liability	income (loss)

June 30, 2002	$(44,686)	$(1,499)	$(2,907)	$(49,092)
Foreign currency translation adjustments	33,766	---	---	33,766
Change in fair value of foreign currency cashflow hedges	---	(5,674)	---	(5,674)
Pension liability adjustment	---	---	(96)	(96)

March 31, 2003	$(10,920)	$(7,173)	$(3,003)	$(21,096)

Note 5. Earnings Per Share

	Three months ended March 31,

	2003		2002

(000s omitted except per share amounts)	Basic	Diluted	Basic	Diluted

Net income	$30,614	30,614	14,648	14,648

Weighted average shares outstanding	32,237	32,237	32,333	32,333
Employee stock options	---	1,802	---	1,606

Total weighted average shares outstanding	32,237	34,039	32,333	33,939

Earnings per share	$0.95	0.90	0.45	0.43

	Nine months ended March 31,

	2003		2002

(000s omitted except per share amounts)	Basic	Diluted	Basic	Diluted

Net income	$68,022	68,022	31,409	31,409

Weighted average shares outstanding	32,349	32,349	32,174	32,174
Employee stock options	---	1,689	---	1,554

Total weighted average shares outstanding	32,349	34,038	32,174	33,728

Earnings per share	$2.10	2.00	0.98	0.93

During the quarters ended March 31, 2003 and 2002, the difference between basic and diluted earnings per share is due to the potential dilutive impact of employee options to purchase common stock.  There were no antidilutive options to purchase shares of common stock for the quarters ended March 31, 2003 and 2002.

Options to purchase 17,686 shares of common stock at prices ranging from $56.35 to $57.88 per share during the nine months ended March 31, 2003 and options to purchase 19,000 shares of common stock at prices ranging from $42.01 to $45.00 per share during the nine months ended March 31, 2002 were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock and therefore such options would have been antidilutive.

Note 6. Stock Options

The Company adopted the fair value method of SFAS 123 effective July 1, 2002, for all options granted after July 1, 2002 and recognizes expense over the vesting period of those options.  The Company expensed $1.6 million during the quarter ended March 31, 2003 for stock options granted subsequent to July 1, 2002.  The Company expensed $3.3 million during the nine months ended March 31, 2003 for stock options granted after July 1, 2002.

Table of Content
Note 7. Segmentation

The Company designs, manufactures and markets high quality audio products and electronics systems for the consumer and professional markets.  The Company is organized into segments by the end-user markets they serve - consumer and professional.  The chief operating decision maker evaluates performance and allocates resources based on net sales, operating income and working capital in each of these segments.

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

The following table reports external net sales and operating income (loss) by segment for the three and nine months ended March 31, 2003 and 2002.

	Three months ended		Nine months ended
	March 31,		March 31,
($000s omitted)	2003	2002	2003	2002

Net sales:
Consumer Systems Group	$446,494	354,554	$1,284,126	1,011,984
Professional Group	107,960	103,756	321,064	312,767
Other	---	---	---	---

Total	$554,454	458,310	$1,605,190	1,324,751

Operating income (loss):
Consumer Systems Group	$46,975	29,559	$122,309	71,490
Professional Group	7,202	3,110	13,205	9,203
Other	(7,420)	(5,560)	(25,448)	(17,699)

Total	$46,757	27,109	$110,066	62,994

Other operating income (loss) is primarily comprised of corporate expenses, net of business unit allocations.

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

As of March 31, 2003, the Company had contracts maturing through June 2004 to purchase and sell the equivalent of approximately $52.7 million of various currencies to hedge forecasted future foreign currency purchases and sales.  The Company recorded approximately $1.9 million in net losses from cash flow hedges of forecasted foreign currency transactions in the nine months ended March 31, 2003 compared to $32,000 in net losses in the same period last year.  As of March 31, 2003, the amount that will be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months that is associated with these hedges is a loss of approximately $1.4 million.

The Company has entered into cross currency swaps to hedge future cash flows due from foreign consolidated subsidiaries under operating lease agreements.  As of March 31, 2003, the Company had swap contracts in place to purchase and sell the equivalent of approximately $38.6 million of various currencies in order to hedge quarterly lease commitments through March 2006.  The valuation calculation related to the cross currency swaps was a negative $1.0 million for the nine months ended March 31, 2003.  As of March 31, 2003, the amount that will be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months that is associated with these hedges is a loss of $1.8 million.

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

The objective of the swap contracts is to offset changes in the fair value of the Company’s fixed rate debt caused by interest rate fluctuations.  The interest rate swap contracts are carried at fair value on the Company’s consolidated balance sheet and the related hedged portion of fixed-rate debt is carried at remaining principal due net of the valuation adjustment for the change in fair value of the debt obligation attributable to the hedged risk.  The valuation adjustment at March 31, 2003, was a positive $32.4 million.

Changes in the fair value of the interest rate swaps and the offsetting changes in the carrying value of the hedged fixed-rate debt are recognized in interest expense in the Company’s consolidated statement of operations.

At March 31, 2003, the Company had contracts maturing through June 2003 to purchase and sell the equivalent of $298.9 million of various currencies to hedge foreign currency denominated loans to foreign subsidiaries.  These loans are of a long-term nature.  Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans.  At March 31, 2003 market value on these contracts was a negative $3.5 million.

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

The Company adopted the provisions of SFAS 142 in the first quarter of fiscal 2003.  The Company made determinations as to what its reporting units are and the amounts of goodwill and other assets and liabilities allocated to those reporting units.  The Company completed its initial impairment assessment as of July 1, 2002, which indicated no impairment of goodwill or intangible assets.  In accordance with SFAS 142, amortization of goodwill was discontinued as of June 30, 2002.  In the prior fiscal year, for the quarter ended March 31, 2002, the Company recorded an expense of $1.9 million for amortization of goodwill in pretax earnings.  For the nine months ended March 31, 2002, the Company recorded an expense of $5.8 million for amortization of goodwill in pretax earnings.

The following is a pro forma presentation of reported net income, adjusted for the exclusion of goodwill amortization net of related income tax effect:

(000s omitted except per share amounts)	Three months ended March 31,		Nine months ended March 31,
	2003	2002	2003	2002

Reported net income	$30,614	$14,648	$68,022	$31,409
Goodwill amortization, net of tax	---	1,373	---	4,123

Adjusted net income	$30,614	$16,021	$68,022	$35,532

Basic EPS, as reported	$0.95	$0.45	$2.10	$0.98
Goodwill amortization, net of tax	---	0.04	---	0.13

Adjusted Basic EPS	$0.95	$0.49	$2.10	$1.11

Diluted EPS, as reported	$0.90	$0.43	$2.00	$0.93
Goodwill amortization, net of tax	---	0.04	---	0.12

Adjusted diluted EPS	$0.90	0.47	$2.00	$1.05

Note 11. Stock Based Employee Compensation

The Company adopted SFAS 123 in July 2002.  As such, expense for stock options granted in the current fiscal year has been reflected in net income.  Options granted in prior periods continue to be accounted for under APB No. 25 "Accounting for Stock Issued to Employees."  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock based Compensation" to stock based employee compensation in all periods:

(000s omitted except per share amounts)	Three months ended March 31,		Nine months ended March 31,
	2003	2002	2003	2002

Reported net income	$30,614	$14,648	$68,022	$31,409
Add: Stock based employee compensation expense included in reported net income, net of tax	1,183	---	2,412	---
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	2,247	1,608	5,910	4,936

Net income, pro forma	$29,550	$13,040	$64,524	$26,473

Basic EPS, as reported	$0.95	$0.45	$2.10	$0.98
Basic EPS, pro forma	0.92	0.40	1.99	0.82

Diluted EPS, as reported	$0.90	$0.43	$2.00	$0.93
Diluted EPS, pro forma	0.87	0.38	1.90	0.78

Note 12. Recent Accounting Pronouncements

In 2001, the FASB issued Statement of Financial Accounting Standards No. 143, ("SFAS 143"), "Accounting for Asset Retirement Obligations."   SFAS No. 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, which is adjusted to its present value each subsequent period.  In addition, companies must capitalize a corresponding amount by increasing the carrying amount of the related long-lived asset, which is depreciated over the useful life of the related long-lived asset.  The Company was required to adopt SFAS No. 143 on January 1, 2003.  The adoption of SFAS 143 did not have a material impact on the Company's financial statements.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities."  SFAS No. 146 addresses the accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity."  It also substantially nullifies EITF Issue No. 88-10, "Costs Associated with Lease Modification or Termination."   The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The adoption of SFAS 146 did not have a material impact on the Company's financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other."  This interpretation clarifies the requirements of a guarantor in accounting for and disclosing certain guarantees issued and outstanding.  This interpretation is effective for fiscal years ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company’s financial statements.  (see Note 3 "Warranties").

In December 2002, the FASB issued Statement of Financial Accounting Standards No.148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002.  The Company has adopted the disclosure provisions of SFAS No. 148.  (See Note 12 "Stock-Based Employee Compensation").

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51."  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 will be applicable for the first interim or annual period beginning after June 15, 2003.  The Company has various operating leases for manufacturing equipment with a trust that may be deemed a variable interest entity under FIN 46.  The operating leases were entered into in 1999 and 2001.  Under the lease agreements, the trust leases equipment to the Company for use in the United States and Europe.  The operating lease agreements expire in 2004 and 2006.  In the event the trust is deemed to be a variable interest entity, the Company would record an increase in fixed assets of $58.4 million, an increase in notes payable of $58.4 million and future operating results would include depreciation and interest expense offset by the elimination of rent expense under FIN 46.  The Company has no ownership interest in the trust and expects no loss to be recorded upon the adoption of FIN 46.

In November 2002, the EITF published Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor."  EITF No. 02-16 addresses how a reseller of a vendor's products should account for cash consideration received from a vendor.  Rebates, reimbursements, incentives or similar payments received from suppliers should be accounted for under EITF 02-16.  Rebates or refunds of a specified amount of cash consideration that is exchanged pursuant to a binding arrangement, only if the reseller completes a specified cumulative level of purchases or remains a reseller of the vendor's products for a specified time period, should be recognized as a reduction of the cost of sales.  Recognition should be based on a systematic and rational allocation of the cash consideration offered to each of the underlying transactions that results in progress by the reseller toward earning the rebate or refund provided the amounts are probable and can be reasonably estimated.  The guidance in this Issue is effective for incentive arrangements entered into after December 31, 2002.  The adoption of EITF 02-16 did not have a material impact on the Company's financial statements.

In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables."  EITF No. 00-21 addresses the accounting for contractual arrangements in which revenue-generating activities are performed.  In some situations, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of fair values to account separately for the different deliverables (that is, there are separate units of accounting).  In other situations, some or all of the different deliverables are closely interrelated or there is not sufficient evidence of fair value to account separately for the different deliverables.  EITF 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting.  EITF 00-21 is effective for interim periods beginning after June 30, 2003.  The Company does not anticipate that the adoption of EITF 00-21 will have a material effect on the Company's financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, ("SFAS 149"), "Amendment of Statement on Derivative Instruments and Hedging Activities."  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities."  SFAS No. 149 is effective for all contracts created or modified after June 30,2003.  The Company is in the process of determining the impact SFAS 149 will have on its financial statements.

Note 13.  Acquisitions

In October 2002, the Company acquired a distributor of consumer home audio products in Japan.  The purchase price, net of cash acquired, was $3.0 million.  At March 31, 2003, goodwill related to this transaction was $4.1 million.  The acquisition of this distributor is not material to the consolidated financial statements of the Company.

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

The Company's primary manufacturing facilities in the U.S. are located in California, Indiana, Kentucky and Utah.  The Company's primary international manufacturing facilities are located in Germany, Austria, the United Kingdom, Switzerland, Mexico, France, Sweden, China and Hungary. The Company's products are sold worldwide with the largest markets being the U.S. and Germany.

The Company experiences seasonal fluctuations in sales and earnings.  Variations in seasonal demand among end-user markets may cause operating results to vary from quarter to quarter.

RESULTS OF OPERATIONS
COMPARISON OF THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002

Sales

Worldwide net sales for the third quarter ended March 31, 2003 were $554.5 million compared to $458.3 million in the same period last year, an increase of 21 percent.  For the nine months ended March 31, 2003, worldwide net sales were $1.605 billion compared to net sales of $1.325 billion in the same period last year, an increase of 21 percent.  There were significant changes in currency rates for the three and nine months ending March 31, 2003.  In the quarter, changes in currency rates resulted in an increase in third quarter net sales of approximately $60 million when compared to the same period in the prior year and for the nine months ended March 31, 2003, changes in currency rates resulted in an increase in net sales of approximately $116 million when compared to the prior year period.

The following table details sales by reportable segment, for the third quarter and nine months of fiscal 2003:

	Three months ended March 31,				Nine months ended March 31,

(000s omitted)	2003	%	2002	%	2003	%	2002	%

Net sales:
Consumer Systems Group	$446,494	81%	354,554	77%	1,284,126	80%	1,011,984	76%
Professional Group	107,960	19%	103,756	23%	321,064	20%	312,767	24%

Total	$554,454	100%	458,310	100%	1,605,190	100%	1,324,751	100%

Consumer Systems Group net sales for the third quarter ended March 31, 2003 were $446.5 million compared to $354.6 million in the same period last year, an increase of 26 percent.  In the quarter, net sales to automotive customers increased $103.5 million, with Harman/Becker reporting increased sales of infotainment systems to European luxury automakers Mercedes-Benz, BMW, Porsche and Audi.  In North America and Asia, sales of JBL branded audio systems to Toyota were above the sales in the prior year and sales of Mark Levinson digital audio systems to Lexus also exceeded sales in the prior year.  Sales of home audio products were up $2.7 million and sales to computer manufacturers declined by $14.3 million due to the end of certain direct sales program with a leading computer manufacturer.  Changes in currency rates resulted in net sales increase in the third quarter of approximately $54 million compared to the third quarter of the prior year.  For thenine months ended March 31, 2003, net Consumer Systems Group sales were $1.284 billion compared to $1.012 billion for the same period a year ago, a 27 percent increase.    For the nine months ended March 31, 2003, net sales to automotive customers increased $293.1 million, net sales of consumer home audio products increased $11.5 million offset by a decline in sales to computer manufacturers of $32.4 million.  Changes in currency rates resulted in a net sales increase for the nine months ended March 31, 2003 of approximately $104 million compared to the same period last year.

Professional Group net sales for the quarter ended March 31, 2003 were $108.0 million compared to $103.8 million in the same period last year, an increase of 4 percent.  JBL Professional and AKG reported increased sales above last year's levels while the remainder of the group experienced slightly lower sales from the previous period.  JBL Professional sales increased due to the Cinema and Tour Sound business and AKG reported increased sales to the OEM automakers. Changes in currency rates contributed approximately $6 million to net sales for the quarter.  For the nine months ended March 31, 2003, sales were $321.1 million compared to $312.8 million in the same period last year, an increase of 3 percent.  JBL Professional and AKG each continue to contribute to the sales growth in the Professional Group.  Changes in currency rates contributed approximately $12.8 million to net Professional Group sales for the nine months ended March 31, 2003.

Gross Profit

The gross profit margin for the quarter ended March 31, 2003 was 29.4 percent ($163.0 million) compared to 26.9 percent ($123.5 million) in the same period last year.  The gross profit margin for the nine months ended March 31, 2003 was 28.8 percent ($462.5 million) compared to 26.8 percent ($354.6 million) in the same period last year.  Gross profit margin for the third quarter and the nine months ending March 31, 2003 increased due to a higher percentage of sales to automotive customers.  Improved gross profit margins from sales of consumer products in the U.S. and international markets were partially offset by inventory write-downs of $2.4 million at the Consumer Specialty business and the Studer division of the Professional Group.  An accounting reclassification of $9.5 million in selling, general and administrative expenses to cost of sales was made in the first and second quarters of fiscal 2003 to conform to current quarter presentation.  Management believes the increased percentage of sales to automotive customers will continue in fiscal 2004.

Selling, General and Administrative Expenses

Selling, general and administrative costs as a percentage of sales were 21.0 percent ($116.2 million) for the quarter ending March 31, 2003 and 22.0 percent of sales ($352.4 million) for the nine months ended March 31, 2003.  Selling, general and administrative costs were 21.0 percent of sales ($96.4 million) for the third quarter ending March 31, 2002 and 22.0 percent ($291.6 million) for the nine months ended March 31, 2002.  For the quarter and nine months ending March 31, 2003, selling, general and administrative expenses increased from the prior year due to increased selling and promotional activities to support increased sales to automotive customers and due to increased selling activity to support consumer home audio product sales in a market hampered by a weak economic environment.  Also, general and administrative expenses  increased due to the expensing stock of options in accordance with SFAS 123.  For the nine month period, the company reported an increase in research and development costs, which is due to increased spending associated with the development of infotainment systems for automotive customers.  The Company expects the increase in research and development expenses to continue in fiscal 2004 to support additional infotainment system initiatives with automotive customers.

Operating Income

Operating income as a percentage of sales was 8.4 percent ($46.8 million) for the third quarter ending March 31, 2003, compared to 5.9 percent ($27.1 million) for the same period in the prior year.  Operating income as a percentage of sales was 6.9 percent ($110.1 million) for the nine months ended March 31, 2003, compared to 4.8 percent ($63.0 million) for the same period in the prior year.  Operating income as a percentage of sales for the quarter and nine months ended March 31, 2003, increased due to a higher percentage of OEM automotive sales, increased margins at JBL Professional and AKG and the effect of adopting SFAS 141, eliminating the expense associated with amortizing goodwill.

Interest Expense

Interest expense was $5.3 million for the third quarter ended March 31, 2003 compared to $6.1 million in the same quarter last year.  For the nine months ended March 31, 2003, interest expense was $16.8 million compared to $17.7 million in the same period last year.  Weighted average borrowings were $465.3 million for the third quarter ended March 31, 2003 and $464.9 million for the nine months ended March 31, 2003, compared to $438.8 million and $443.6 million, respectively, for the same periods in the prior year.  The weighted average borrowings exclude the fair value of all interest rate swaps.

The weighted average interest rate on borrowings was 4.6 percent for the third quarter ended March 31, 2003, and 4.8 percent for the nine months ended March 31, 2003.  The weighted average interest rates for the comparable periods in the prior year were 5.5 percent and 5.3 percent, respectively.  The Company lowered interest expense through the use of interest rate swaps effectively converting fixed rate debt to lower floating rates for the three and nine months ended March 31, 2003 and 2002.

Miscellaneous Expense

Miscellaneous expenses were $0.07 million for the third quarter ended March 31, 2003 and $1.3 million for the nine months ended March 31, 2003 compared to $0.4 million and $1.1 million, respectively, in the same periods last year.

Income Before Taxes and Minority Interest

Income before income taxes and minority interest for the third quarter ended March 31, 2003, was $41.4 million, compared to $20.6 million in the prior year.  For the nine months ended March 31, 2003, the Company reported income before income taxes and minority interest of $91.9 million compared to $44.2 million in the same period last year.

Income Taxes

Income taxes for the third quarter ended March 31, 2003, were $10.8 million, compared to $6.0 million in the prior year.  For the nine months ended March 31, 2003, the Company reported income tax expense of $23.9 million, compared with income tax expense of $12.8 million, for the same period last year.

The effective tax rate for the three and nine months ended March 31, 2003, was 26.0 percent.  The effective tax rate for the same periods last year was 29.0 percent.  The effective tax rate is lower in the current year as a result of a change in the capital structure of the Company's German subsidiaries.  The Company expects the tax rate in the fiscal year ending June 30, 2004 to increase to approximately 29%.  The effective tax rates in fiscal 2003 and 2002 were below the U.S. statutory rate due to utilization of tax credits, realization of certain tax benefits for United States exports and the utilization of tax loss carryforwards at certain foreign subsidiaries.  The Company determines its effective tax rate based upon its current estimate of annual results.

Net Income

Net income for the third quarter ended March 31, 2003, was $30.6 million, compared to net income of $14.6 million reported for the same period last year.  Net income for the nine months ended March 31, 2003 was $68.0 million, compared to $31.4 million reported in the same period last year.

Earnings Per Share

Basic earnings per share for the third quarter ended March 31, 2003 were $0.95, and diluted earnings per share were $0.90.  In the same period last year, basic earnings per share were $0.45 and diluted earnings per share were $0.43. For the nine months ended March 31, 2003 basic earnings per share were $2.10, and diluted earnings per share were $2.00.  In the same period last year, basic earnings per share were $0.98 and diluted earnings per share were $0.93.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company finances its working capital requirements primarily through cash generated by operations, cash borrowings and normal trade credit.

The Company’s long-term debt at March 31, 2003, was comprised primarily of $300 million of 7.125 percent senior notes, due February 15, 2007, and $150 million of 7.32 percent senior notes due July 1, 2007.  The Company is party to a $150 multi-currency revolving credit facility with a group of eight banks.  The term of this facility expires on August 14, 2005.

At March 31, 2003 the Company had no borrowings under its revolving credit facility and outstanding letters of credit of $14.7 million under the facility.  Unused availability under the revolving credit facility was $135.3 million at March 31, 2003.  The rates for borrowings under the revolving credit facility float with base rates.  The Company also had mortgages, capital leases and other long-term debt of $12.9 million at March 31, 2003.

Capital expenditures for the third quarter ended March 31, 2003, were $25.0 million, compared to $24.8 million in the prior year.  Capital expenditures for the nine months ended March 31, 2003 were $83.5 million, compared to $61.2 million for the same period last year.  The increase from the prior period is due to the installation of new production lines to accommodate new business orders from European automotive customers.  The Company entered into $17.1 million of operating leases in the nine months ended March 31, 2002.  No new operating leases were entered into during the nine months ended March 31, 2003.

The Company anticipates total capital expenditures of approximately $110 to $120 million for the fiscal year ending 2003.  The increase in capital expenditures over the prior year is primarily due to facilities expansions to accommodate added production for automotive customers.  The Company anticipates capital expenditures to slightly increase next year due to the rollout of additional automotive infotainment programs. The Company expects to finance the additional capital expenditures from operating cash flow.

Net working capital at March 31, 2003 was $456.5 million, compared with $443.3 million at June 30, 2002.  Working capital increased slightly from June 30, 2002 due to higher inventory levels associated with new automotive platforms and seasonal sales patterns, and lower accounts payable.  The net working capital increase was offset by lower cash balances at March 31, 2003 and higher accruals and income taxes when compared to the June 30, 2002 balances.

Total shareholders’ equity at March 31, 2003 was $595.7 million compared with $526.6 million at June 30, 2002.  The increase is primarily due to positive foreign currency translation totaling $33.8 million due to the strengthening of the Euro against the U.S. dollar and net income of $68.0 million, offset by dividends declared of $2.4 million, common stock repurchases, net of options exercised, totaling $24.5 million and other comprehensive income adjustments of negative $5.8 million related to hedging activities.

In the third quarter ended March 31, 2003, the Company acquired and placed in treasury 217,500 shares of common stock at a cost of $12.4 million.  For the nine months ended March 31, 2003, the Company acquired and placed in treasury 540,800 shares of common stock at a cost of $27.9 million.  Since the share repurchase program began in 1998, the Board of Directors has authorized the repurchase of a total of 7.0 million shares.  From the inception of the share repurchase program through March 31, 2003, the Company has acquired and placed in treasury 6,348,100 shares of its common stock at a total cost of $168.5 million.  Future share repurchases are expected to be funded with cash generated by operations.

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

The Company has restrictions on dividends and stock repurchases under its revolving credit agreement and the indenture under which the Company’s 7.32 percent senior notes due July 2007 were issued.  The most restrictive of these covenants would limit the Company’s ability to make dividend payments and to purchase capital stock to $23.0 million for the remainder of fiscal 2003.  Neither the credit agreement nor the indentures for the senior notes restrict the Company from transferring assets to or from its subsidiaries in the form of loans, advances or cash dividends.

The Company is subject to various risks (as discussed in Forward Looking Statements) including dependence on key customers. For the nine months ended March 31, 2003, sales to DaimlerChrysler accounted for 24.5 percent of the Company’s sales and accounts receivable due from DaimlerChrysler accounted for 23.3 percent of total consolidated accounts receivable at March 31, 2003.  The Company expects DaimlerChrysler to continue to be a significant customer.

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

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial condition or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements.  These factors include, among other things:

•	strikes, work stoppages and labor negotiations at our facilities or the facilities of our automotive customers such as Chrysler, BMW, Mercedes Benz and Toyota or work stoppages at a common carrier;

•	changes in consumer confidence and spending;

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

In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this report will in fact transpire.  For additional information regarding the factors that may affect our actual financial condition and results of operations, see the information under the caption "Forward Looking Statements" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

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

To assess exposure to interest rate changes, the Company prepares a sensitivity analysis assuming a hypothetical 100 basis point change in interest rates across all maturities.  At March 31, 2003, this analysis indicated that a 100 basis point increase or decrease in interest rates would increase or decrease net income, on an annualized basis, net of taxes, by approximately $2.5 million.

The Company is subject to counterparty risk under the interest rate swaps described above.  The Company may be exposed to losses in the event of nonperformance by counterparties or interest rate movements.  The Company does not, however, anticipate any such nonperformance.

Foreign Currency Risk

The effect of changes in currency exchange rates, principally the change in the value of the Euro versus the U.S. dollar, have an impact on the Company’s reported results when the financial statements of foreign subsidiaries are translated into U.S. dollars.  For the nine months ended March 31, 2003 the Euro strengthened versus the U.S. dollar by 15 percent over the prior year period.

To assess exposure to foreign currency changes, the Company prepares an analysis assuming a hypothetical 10 percent change in foreign currency rates across all subsidiaries.  This analysis indicated that a 10 percent increase or decrease in foreign exchange rates would have increased or decreased income before income taxes by $5.3 million and $6.2 million, respectively, for the nine months ended March 31, 2003.

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

ITEM 4.

CONTROLS AND PROCEDURES

The Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c)) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”).  Based on such evaluation, these officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

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

During the quarter ended March 31, 2003, the Company furnished a Report on Form 8-K under Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits, Item 9 - Regulation FD Disclosure, and Item 12 - Results of Operations and Financial Condition.  The report, dated April 30, 2003, contains the press release announcing the Company's financial results for the quarter ended March 31, 2003.

Table of Content

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harman International Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harman International Industries, Incorporated

(Registrant)

Date: May 15, 2003	By: /s/ Bernard A. Girod

Bernard A. Girod Vice Chairman and Chief Executive Officer

Date: May 15, 2003	By: /s/ Frank Meredith

Frank Meredith Executive Vice President and Chief Financial Officer

CERTIFICATION

I, Sidney Harman, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Harman International Industries, Incorporated:
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

Date: May 15, 2003

/s/Sidney Harman

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

Date: May 15, 2003

/s/Bernie Girod

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

Date: May 15, 2003

/s/Frank Meredith

Executive Vice President and Chief Financial Officer