Form 10-K
period 2003-06-30
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2003-09-26
CIK 800459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM  10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2003

Commission File Number 1-9764
Harman International Industries, Incorporated

(Exact name of registrant as specified in its charter)

Delaware	11-2534306

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1101 Pennsylvania Ave., N.W., Suite 1010, Washington, D.C.	20004
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (202) 393-1101
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which registered

Common Stock, par value $.01 per share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

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
              [X] Yes                [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
              [X] Yes                [   ] No

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of December 31, 2002 was $2,154,059,401.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:  32,724,977 shares of common stock, par value $.01 per share, as of September 15, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 2003, are incorporated by reference in Part I, Item 1, and Part II, Items 5, 7, 7A and 8.  Portions of the Registrant's definitive Proxy Statement relating to the 2003 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10 (as related to Directors), 11, 12, 13 and 14.

Part I

Item 1.   Business

Overview

Harman International Industries, Incorporated is a Delaware corporation, incorporated in 1980.

We believe we are a worldwide leader in the manufacture of high-quality, high fidelity audio and electronic products for consumer and professional use.  We have developed, both internally and through a series of strategic acquisitions, a broad range of product offerings sold under renowned brand names in our principal markets and a substantial and experienced digital engineering capability.  We believe that we have become a leader in digitally integrated infotainment systems for the automotive industry.  We believe our JBL, Infinity, Harman/Kardon, Mark Levinson and Becker brand names are well-known worldwide for premium quality and performance. We have built these brands by developing our world-class engineering, manufacturing and marketing competence and have employed those resources to establish worldwide leadership in these fields.

We organize our businesses by the end-user markets they serve.  Our Consumer Systems Group designs, manufactures and markets loudspeakers and audio, video and electronic products systems for home, vehicle, and computer applications.  Our Professional Group designs, manufactures and markets loudspeakers, microphones, electronics and systems used by audio professionals in concert halls, stadiums, airports and other buildings and for recording, broadcast, cinema and music reproduction applications.

We believe significant growth opportunities continue to exist with our automotive original equipment manufacturer customers through higher penetration levels within existing models, increases in the number of models offering our audio systems, supply agreements with additional automakers and increases in per-vehicle content through the provision of integrated infotainment systems and additional hardware and software licensing agreements.  In fiscal 2003, we successfully launched Harman infotainment systems for the Porsche Cayenne, Porsche Carerra, Audi A8 and BMW 5 series. We expect to launch Harman infotainment systems for the new Mercedes Benz C Class and the Audi A6 in fiscal 2004.

Our primary manufacturing facilities are located in Germany, California, Indiana, Utah, Kentucky, the United Kingdom, Mexico, France, Austria, Switzerland, China and Hungary.

Consumer Systems Group

Our Consumer Systems Group designs, manufactures and markets loudspeakers and audio, video and electronic systems for home, vehicle and computer applications.  These products and systems are marketed under brand names including JBL, Infinity, Harman/Kardon, Lexicon, Becker, Mark Levinson and Revel.  We believe that we have a unique portfolio of brand names and range of product offerings in the consumer audio market, and that the JBL, Infinity and Harman/Kardon brands are recognized throughout the world for superior sound quality and excellent value.  High-end products bearing the Lexicon, Mark Levinson and Revel brands are acclaimed for their state-of-the-art sound reproduction.

Our Consumer Systems Group offers premium, branded audio systems to retail automobile purchasers through engineering and supply agreements with original equipment manufacturers, including DaimlerChrysler, BMW, Toyota, Lexus, Mitsubishi, Land Rover, Saab, Hyundai and the PSA Group complemented by non-branded loudspeaker supply agreements with other automakers including Audi, Porsche, Volvo, Fiat and DaimlerChrysler.

Our Consumer Systems Group supplies car audio, video, navigation and integrated infotainment systems.  These systems include integrated infotainment systems for the automobile and manage functions like high-quality audio and video reproduction, voice activation systems, GPS navigation, diagnostics and internet access.  We have become a leading designer and manufacturer of these systems.  We continue to receive purchase commitments for integrated infotainment systems to be installed in 2004, 2005 and 2006 model year vehicles manufactured by Chrysler, Mercedes-Benz, Porsche, Audi and BMW.  DaimlerChrysler, our largest automotive customer, offers Infinity branded car audio systems in the majority of its Chrysler, Dodge and Jeep lines as well as Harman/Kardon Logic 7 systems for Mercedes Benz vehicles.  In fiscal 2004, Chrysler will introduce a redesigned Durango equipped with a choice of two levels of Infinity audio systems.  Mitsubishi also offers Infinity branded car audio systems.  We produce JBL branded audio systems for Toyota, Hyundai and the PSA Group.  BMW, Saab, Land Rover and Mercedes Benz offer our Harman/Kardon systems.  Lexus offers our high-end Mark Levinson audio systems and the new Rolls Royce comes standard with a high performance Lexicon Audio System.

Our Consumer Systems Group offers its home and automotive aftermarket audio and electronic products primarily through audio/video specialty stores and audio/video chain stores, such as Circuit City and Best Buy in North America and MediaMarket in Europe.  These products include audio/video receivers, amplifiers, DVD and CD players in addition to different types of loudspeakers and navigation devices for cars.  Our dealers are knowledgeable about the features and capabilities of our audio and video products and emphasize the high-quality of our products and systems to consumers.  Sales and marketing activities for these products include dealer education programs, point-of-sale displays, participation in consumer audio trade shows, comprehensive product literature and mass-media advertising.  We currently offer home consumer products under the Harman/Kardon, JBL, Mark Levinson, Infinity, Lexicon and Revel brands.

Our Consumer Systems Group also offers branded audio products to personal computer users through supply and license agreements with customers such as Apple, Toshiba and Compaq and aftermarket sales to retailers and distributors such as Best Buy, the Apple Store and Fry's. We believe that these audio systems enhance the appeal and capability of the personal computer as an entertainment device.

Professional Group

Our Professional Group designs, manufactures and markets loudspeakers and electronics used by audio professionals in concert halls, stadiums, airports and other buildings and for recording, broadcast, cinema and music reproduction applications.  We provide high-quality products to the sound reinforcement, music instrument support and broadcast and recording segments of the professional audio market. We offer complete systems solutions for professional installations and users around the world. The professional group includes the JBL Professional, Soundcraft, Crown, DigiTech, dbx, AKG, Lexicon, BSS and Studer brands.

We believe that our Professional Group is uniquely equipped to provide turnkey systems solutions for professional audio applications that offer the customer improved performance, reliability, ease of installation and reduced cost.  Our professional products are installed or used in stadiums, opera houses, concert halls, recording studios, broadcast studios, theaters, houses of worship and cinemas.  Our professional equipment is also used on tour by performing artists throughout the world.  Sound systems incorporating components manufactured by JBL, Crown, Lexicon, AKG, Studer and Soundcraft are in use around the world in such places as the new Walt Disney Hall in Los Angeles, the Grand Ole Opry in Nashville, the Kennedy Center in Washington, D.C., Pacific Bell Park in San Francisco, Experience Music Project in Seattle, the Great Hall of the People in Beijing, China, the Royal Danish Theater in Copenhagen and the Sydney Opera House in Sydney, Australia.

Our professional audio products are marketed worldwide through professional sound equipment dealers, including sound system contractors that directly assist major users.  Our professional product sales and marketing group is separate and independent of our consumer product sales and marketing group.  Professional audio sales and marketing activities include dealer education programs, point-of-sale displays, participation in professional audio trade shows and professional audio media advertising.

We believe that JBL Professional is a leader in the sound reinforcement and cinema markets, serving customers such as AMC Theatres, Loew's Cineplex, Edwards Cinemas and United Artist Theaters.  Stadiums, concert halls, houses of worship and major concert tours rely on our JBL loudspeakers, JBL, Crown and BSS amplifiers, BSS loudspeaker system management products, AKG microphones, dbx signal processing equipment and Soundcraft mixing consoles to produce high-quality sound.

Our AKG business manufactures high-quality microphones and headphones. Our expertise in the design and manufacture of miniature transducers for special microphone applications has led to market opportunities in the mobile telecommunications equipment and hands-free automotive communications markets, as well as for traditional professional audio activities. We manufacture the earpiece and mouthpiece transducer capsules for mobile telephone manufacturers including Nokia, Kyocera, Ericsson and Sony. We also manufacture miniature transducers for hands-free communications applications in Mercedes-Benz automobiles and for General Motors automobiles that are equipped with the OnStar system.

Professional customers in the recording and broadcast market include radio and television stations, recording studios, postproduction houses, digital editing suites and home studios such as Lucasfilm's Skywalker Ranch, Polygram Records and Walt Disney Imagineering and are primarily served by our Studer, JBL, Crown, Lexicon, Soundcraft, AMEK and AKG divisions.

Our JBL, Crown, Lexicon and DigiTech businesses also serve the music instrument support segment of the professional audio market. JBL manufactures and markets loudspeakers, monitors and amplifiers. Crown manufactures professional amplifiers.  DigiTech and dbx sell sound effects and other signal processors, portable mixing consoles and guitar amplifiers. The music instrument support market also provides portable digital signal processing components, guitar amplifiers and portable loudspeaker systems used by touring performers. Music instrument support products are sold through music retail stores such as Guitar Center and Sam Ash.

Products

Consumer Products. We believe that we are a leading global manufacturer of premium branded audio, video and electronic systems for home, vehicle and computer applications.  We have developed the technical competencies to offer highly integrated multimedia systems to automobile manufacturers.  Our infotainment systems integrate and manage audio, video, navigation, voice activation, diagnostics and internet access for automobiles.  We continue to leverage our expertise in the design and manufacture of high-quality loudspeakers, radios and electronics, as well as the reputation for quality associated with our JBL, Infinity, Harman/Kardon, Mark Levinson, Lexicon and Becker brand names.  As a result of our well established relationship with vehicle manufactures, our engineers are engaged early in the vehicle design process to develop systems that optimize acoustic performance and minimize weight and space requirements.

Our Infinity and Harman/Kardon branded car audio systems are offered by DaimlerChrysler's Mercedes Benz, Chrysler, Dodge and Jeep lines as well as by Mitsubishi.  Toyota, the PSA Group and Hyundai offer JBL branded audio systems.  BMW, Saab, Land Rover and Mercedes offer our Harman/Kardon branded systems.  Our Mark Levinson branded systems are offered by Lexus and the new Rolls Royce comes standard with a Lexicon branded system.  We also supply navigation systems, head units and other automotive electronics to numerous vehicle manufacturers worldwide.

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

We offer a broad range of consumer audio electronics. Our Harman/Kardon home electronics line includes audio/video receivers featuring Dolby Digital®and DTS® surround sound processing capabilities and multi-channel amplifiers, multi-disc DVD players and CD recorders. Becker manufactures and sells navigation systems and Becker On-Line Pro systems, which provide radio, navigation, telephone and internet access.

We design and manufacture high-end electronics, including amplifiers, pre-amplifiers, digital signal processors, compact disc players and transports, DVD transports, amplifiers and surround sound processors that we market under the renowned Mark Levinson brand.  Our Revel loudspeaker systems complement the superior performance of our Mark Levinson branded electronic products for both music and home theater applications.

We believe that we are a leader in the design and manufacture of high-quality home theater surround sound processors and amplifiers under the Lexicon name. Lexicon was a pioneer in the development of digital signal processors for the professional audio market and has successfully transferred its professional audio expertise to produce excellent consumer products.

Harman/Kardon branded premium audio systems are offered with personal computers manufactured by Apple, Toshiba and Compaq.  We participate in this market through design and brand name licensing as well as direct sourcing. These audio systems enhance the appeal and capability of the personal computer as an entertainment system.

Professional Products. Our professional products include loudspeaker and audio equipment that is marketed under what we believe are some of the most respected brand names in the industry, including JBL Professional, Soundcraft, Crown, Lexicon, DigiTech, AKG, BSS, dbx and Studer.

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

Our Professional Group loudspeaker products are well known for high-quality and superior sound.  The JBL Professional portfolio of products includes studio monitors, loudspeaker systems, power amplifiers, sound reinforcement systems, bi-radial horns, theater systems, surround systems and industrial loudspeakers.

We believe that we are a leading manufacturer and marketer of audio electronics equipment for professional use. We market these products on a worldwide basis under various trade names, including Soundcraft, Crown, Lexicon, DigiTech, AKG, BSS, dbx and Studer.  These products are often sold in conjunction with our professional loudspeakers.

Our Soundcraft lines of high-quality sound mixing consoles extend from automated multi-track consoles for professional recording studios to compact professional mixers for personal recording and home studios. Soundcraft products span four main market areas: sound reinforcement, recording studios, broadcast studios and musical instrument dealers.

Our Harman Music Group product lines are marketed under the dbx and DigiTech brand names, and are sold primarily to professional audio and musical instrument dealers.  Harman Music Group products include signal processing equipment, equalizers, mixers and special effects devices.

We believe that we are a leading manufacturer of high-quality microphones and headphones.  The AKG product line includes microphones, audio headphones, surround-sound headphones and other professional audio products marketed under the AKG brand name. AKG has leveraged its engineering and manufacturing expertise to enter the telecommunications market, supplying miniature transducers to mobile phone makers Nokia, Sony/Ericsson and Kyocera as well as the automotive hands-free communications market, supplying microphone arrays to DaimlerChrysler and General Motors.

We believe that our Crown business is a leading professional amplifier manufacturer and enhances our ability to provide complete systems solutions to the professional audio market. Our Lexicon digital signal processing products are used in live sound applications and in recording studios to produce sound effects and refine final mixes. Our Studer Professional Audio recording and broadcast products are recognized for their high-quality and reliability.  Studer Professional products include analog and digital mixing consoles, switching systems, digital audio workstations and turnkey broadcasting studio installations.

Operating and Geographic Segment Information

Our company is organized into reportable segments by the end-user markets we serve – consumer and professional.  Financial information about our operating and geographic segments required to be included in this report is incorporated by reference to Note 13 of the Notes to Consolidated Financial Statements contained in our Annual Report to Shareholders for the fiscal year ended June 30, 2003.

Manufacturing

We believe that our manufacturing capabilities are essential to maintaining and improving product quality and performance.  Other than certain Harman/Kardon electronic components and computer loudspeakers, we manufacturer most of the products we sell.

We believe that our facilities in Germany, California, Indiana, Kentucky, Mexico, China and Hungary that manufacture automobile loudspeakers, electronics and infotainment systems for automobile manufactures are world class.  In each of these facilities, we have shifted from traditional manual assembly lines to software-driven, highly-automated lines designed to provide improved efficiency and flexibility.

Our loudspeaker manufacturing capabilities include the production of high-gloss lacquer and wooden veneer loudspeaker enclosures, wire milling, voice coil winding and the use of computer controlled lathes and other machine tools to produce precision components.  Our high degree of manufacturing integration enables us to maintain consistent quality levels, resulting in reliable, high-performance products.  We capitalize on opportunities to transfer technology and material developments across product lines to maximize the utility of engineering, design, development and procurement resources.

We have a strong manufacturing presence in Europe.  We manufacture infotainment systems, car radios, navigation systems, amplifiers and other electronics primarily in Germany for automotive customers.  European automotive loudspeaker and electronics manufacturing includes the production of loudspeakers and amplifiers in the United Kingdom, Germany, Sweden, France and Hungary.  We manufacture cabinet enclosures and assemble complete JBL and Infinity loudspeakers in Denmark.  European professional electronics manufacturing includes Soundcraft in the United Kingdom (mixing consoles), Studer in Switzerland (professional recording and broadcast equipment) and AKG in Austria (microphones and headphones).  We also have engineering and design facilities in the U.S. and Germany.

At our principal U.S. manufacturing facility in Northridge, California, we manufacture JBL and Infinity loudspeakers and audio electronics for home, car and professional applications.  We also manufacture loudspeakers and assemble sound systems for the OEM automotive market in Indiana, Kentucky and Mexico.  Harman Music Group manufactures professional electronics products at its facility in Salt Lake City, Utah. Crown International manufactures professional amplifiers at its Elkhart, Indiana facility.

Suppliers

We use externally-sourced microchips in many of our products.  A significant disruption in our microchip supply chain and an inability to obtain alternative sources would have a material impact on our consolidated sales and earnings.

Several independent suppliers manufacture products designed by Harman/Kardon.  The loss of any one of these suppliers would not have a material impact on our consolidated earnings or consolidated financial position.

We utilize certain third-party suppliers to manufacture loudspeakers sold to personal computer manufacturers. Production difficulties at these third-party suppliers or the loss of any one of these suppliers would not have a material impact on our  consolidated earnings.

Trademarks and Patents

We market our products under numerous brand names that are protected by both pending and registered trademarks around the world.  A sample of our brands include JBL®, Infinity®, Harman/Kardon®, Lexicon®, Mark Levinson®, Revel®, Crown®, Becker®, Soundcraft®, Spirit®, DigiTech®, AKG®, Studer®, BSS®and dbx®.  Our trademark registrations cover use of trademark rights in connection with various products, such as loudspeakers, speaker systems, speaker system components and other electrical and electronic devices.  We have registered or taken other protective measures for many of these trademarks in substantially all major industrialized countries.  As of June 30, 2003, we had approximately 1,064 pending and 2,230 issued trademark registrations around the world.

As of June 30, 2003, we also had approximately 1,251 pending and 945 issued United States and foreign patents covering various audio and infotainment products.

Seasonality

Our sales and earnings fluctuate seasonally.  The first fiscal quarter is generally the weakest due to automotive model changeovers and the summer holidays in Europe.  Variations in seasonal demands among end-user markets may cause our operating results to vary from quarter to quarter.

Customers

Sales to DaimlerChrysler and BMW accounted for 26 percent and 10 percent, respectively, of our consolidated net sales for the fiscal year ended June 30, 2003.  Accounts receivable due from DaimlerChrysler and BMW were 22 percent and 8 percent, respectively, of consolidated accounts receivable at June 30, 2003.  The loss of sales to DaimlerChrysler or BMW would have a material adverse effect on our consolidated sales, earnings and financial position.  For the fiscal year ended June 30, 2003, approximately 62 percent of our sales were to automotive customers.

Backlog Orders

Because our practice is to produce automotive products and systems on a just-in-time basis and maintain sufficient inventories of finished goods to fill orders promptly, we do not consider the level of backlog to be an important index of our future performance.  Our order backlog was approximately $17.5 million at June 30, 2003.

Warranties

We warrant our home products to be free from defects in materials and workmanship for a period ranging from 90 days to five years from the date of purchase, depending on the product.  The warranty is a limited warranty, and it imposes certain shipping costs on the customer and excludes deficiencies in appearance except for those evident when the product is delivered.  Our dealers normally perform warranty service for loudspeakers in the field, using parts supplied on an exchange basis.  Warranties in international markets are generally similar to those in the U.S. market.

Competition

The audio industry is fragmented and competitive with many manufacturers, large and small, domestic and international, offering audio products that vary widely in price and quality and are distributed through a variety of channels.  Consumer products are offered through channels including audio specialty stores, discount stores, department stores, mail order firms and internet merchants.  Automotive and computer manufacturers also offer branded audio products as OEM options.  Music instrument retailers, professional audio dealers, contractors and installers all offer professional products and customers can also purchase such products on a contract bid basis.  We concentrate on the higher-quality, higher-priced segments of the audio market and compete based upon the strength of our brand names, the quality and breadth of our product lines and comprehensive marketing, engineering and manufacturing resources.

We believe that we currently have a significant share of the consumer market for home, automotive and computer loudspeakers, primarily as a result of the strength of our brand names.  We believe JBL and Infinity are two of the most recognized loudspeaker brands in the world.  By developing our high-end loudspeaker brand, Revel, over the past several years, we have extended our market position and complemented our Mark Levinson high-end electronic line.  Our principal competitors in the consumer loudspeaker market include Bose, Boston Acoustics, B&W, KEF, Celestion, Paradigm, Klipsch, Cambridge SoundWorks and Polk Audio.

Competition in the consumer electronics market remains intense, dominated by large Asian competitors.  This market is characterized by the short life cycle of products and a need for continuous design and development efforts.  Our competitive strategy is to compete in the higher-quality segments of this market and to continue to emphasize our ability to provide system solutions to customers, including a combination of loudspeakers and electronics products and integrated surround sound and home theater systems.  Our principal electronic competitors include Marantz, Kenwood, Sony, Denon, Onkyo, Nakamichi, Pioneer and Yamaha.  We compete in the high-end consumer electronics market with our Mark Levinson and Lexicon brands.  Our principal competitors in this high-end market include Krell, McIntosh, Audio Research, Meridian, Linn and Accuphase.

In the personal computer audio market, Apple and Toshiba offer our Harman/Kardon products while Compaq offers our JBL products.  Our principal competitors in this segment include Creative Labs, Altec-Lansing, LabTec/Logitich, Klipsch and Cyber Acoustics.

In the OEM automotive market, we compete against Bose, Pioneer ASK, Foster Electric and Panasonic in the sale of loudspeaker systems to automotive manufacturers and Alpine, Bosch, Panasonic, Siemens VDO, Delphi,Visteon and Denso in the sale of electronics and electronic systems to automotive manufacturers.  We compete based upon the strength of our brand name recognition and the quality of our products.  We believe our competitive position is enhanced by our technical expertise in designing and integrating acoustics, navigation, speech recognition and man-machine interfaces into complete infotainment systems uniquely adapted to fulfill the specific requirements of each automobile model.

The market for professional sound systems is highly competitive.  We believe that we have historically held a leading market position in the professional loudspeaker market and have complemented our professional loudspeaker line by adding digital professional electronic products and broadcast and recording equipment.  We compete using our ability to provide systems solutions to meet the complete audio requirements of our professional customers.  We offer products for most professional audio applications.

We compete in the sound reinforcement market using many of our brand names, including JBL Professional, AKG, Crown, Soundcraft and BSS.  Our principal competitors in the sound reinforcement market include the Electro Voice division of Telex, Eastern Acoustic Works/Mackie, QSC, Sennheiser, Tannoy, Peavey, Shure, Audio Technica, Fender, Marshall, Sony and Yamaha.  We compete in the broadcast and recording markets with our Studer, AKG, Soundcraft and Lexicon brands.  Principal recording and broadcast competitors include Sony, Yamaha, Neve, Sennheiser, Denon, SSL, Shure, Tascam, Alesis and Audio Technica.  In the music instrument market, competitors for our JBL, DigiTech, dbx, Lexicon and Spirit products include Yamaha, Peavey, Rane, Roland, Alesis, Marshall, Fender, Sony, Mackie and T.C. Electronics.

We also compete in the industrial and architectural sound market.  Competitors within this market include Siemens, Peavey and Tannoy.

Environmental Matters

We are subject to various federal, state, local and international environmental laws and regulations, including those governing the use, discharge and disposal of hazardous materials.  We believe that our facilities are in substantial compliance with current laws and regulations.  The cost of compliance with current environmental laws and regulations has not been, and is not expected to be, material.

Research and Development

Expenditures for research and development were $143.1 million, $109.9 million and $88.7 million for the fiscal years ending June 30, 2003, 2002 and 2001, respectively.

Number of Employees

At June 30, 2003, we had 10,776 full-time employees, including 3,253 domestic employees and 7,523 international employees.

Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and 21E of the Exchange Act of 1934.  You should not place undue reliance on these statements.  Forward-looking statements include information concerning possible or assumed future results of operations, capital expenditures, the outcome of pending legal proceedings and claims, including environmental matters, goals and objectives for future operations, including descriptions of our business strategies and purchase commitments from customers, among other things.  These statements are typically identified by words such as “believe”, “anticipate”, “expect”, “plan”, “intend”, “estimate” and similar expressions.  We base these statements on particular assumptions that we have made in light of our industry experience, as well as our perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances.  As you read and consider the information in this report, you should understand that these statements are not guarantees of performance or results.  They involve risks, uncertainties and assumptions.  In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in, or incorporated by reference into, this report will in fact transpire.

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements.  Some of these factors are described below.

Failure to maintain relationships with our largest customers and failure by our customers to continue to purchase expected quantities of our products due to changes in market conditions could have an adverse effect on our operations.

Sales to DaimlerChrysler accounted for 26 percent of consolidated net sales and sales to BMW accounted for 10 percent of consolidated net sales for the year ended, June 30, 2003.  We anticipate that DaimlerChrysler and BMW will continue to account for a significant portion of our sales for the foreseeable future.  DaimlerChrysler and BMW are not obligated to any long-term purchases of our products. The loss of sales to DaimlerChrysler and/or BMW would have a material adverse effect on our consolidated sales, earnings and financial position.

A decrease in discretionary spending would likely reduce our sales.

Our sales are dependent to a substantial extent on discretionary spending by consumers, which may be adversely impacted by economic conditions affecting disposable consumer income and retail sales. In addition, our sales of audio products to the automotive OEM market are dependent on the overall success of the automobile industry, as well as the willingness, in many instances, of automobile purchasers to pay for the option of a premium branded automotive audio system or a multi-system digital infotainment system.

Our business could be adversely affected if we are unable to obtain raw materials and components from our suppliers on favorable terms.

We are dependent upon certain unaffiliated domestic and foreign suppliers for various components, parts, raw materials and certain finished products. Some of our suppliers produce products that compete with our products. Although we believe that the loss of any one or more of our suppliers would not have a long-term material adverse effect on our business because other suppliers would be able to fulfill our requirements, the loss of certain suppliers could, in the short term, adversely affect our business until alternative suppliers are able to ship adequate amounts of raw materials or components to us. We use multiple vendors to limit our reliance on any single supplier.

Our business could be adversely affected by a strike or work stoppage at one of our manufacturing plants or at a facility of one of our significant customers.

One of our manufacturing facilities in the U.S. is under a collective bargaining agreement which is scheduled for renegotiation in fiscal 2004.  Certain of our automotive customers are unionized and may incur work stoppages or strikes.  A work stoppage at our facilities or those of our automotive customers could have a material adverse effect on our consolidated sales, earnings and financial condition.

We may lose market share if we are unable to compete successfully against our current and future competitors.

The audio product markets that we serve are fragmented, highly competitive, rapidly changing and characterized by intense price competition.

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

A significant amount of our assets and operations are located outside the United States.  Consequently, we are subject to fluctuations in foreign currency exchange rates. Translation losses resulting from currency fluctuations may adversely affect the profits on our foreign sales and have a negative impact on our financial results. In addition, we purchase certain foreign-made products. Although we hedge a portion of our foreign currency exposure and, due to the multiple currencies involved in our business, foreign currency positions partially offset and are netted against one another to reduce exposure, we cannot assure you that fluctuations in foreign currency exchange rates will not make these products more expensive to purchase. Any increase in our costs of purchasing these products could negatively impact our financial results to the extent we are not able to pass those increased costs on to our customers.

If we do not continue to develop, introduce and achieve market acceptance of new and enhanced products, our sales may decrease.

In order to increase sales in current markets and gain footholds in new markets, we must maintain and improve existing products, while successfully developing and introducing new products.  Our new and enhanced products must respond to technological developments and changing consumer preferences.  We may experience difficulties that delay or prevent the development, introduction or market acceptance of new or enhanced products. Furthermore, despite extensive testing, we may be unable to detect and correct defects in some of our products before we ship them.  Delays or defects in new product introduction may result in loss of sales or delays in market acceptance. Even after we introduce them, our new or enhanced products may not satisfy consumer preferences and product failures may cause consumers to reject our products. As a result, these products may not achieve market acceptance. In addition, our competitors' new products and product enhancements may cause consumers to defer or forego purchases of our products.

Our operations could be harmed by factors including political instability, natural disasters, fluctuations in currency exchange rates and changes in regulations that govern international transactions.

The risks inherent in international trade may reduce our international sales and harm our business and the businesses of our distributors and suppliers. These risks include:

changes in tariff regulations;

political instability, war, terrorism and other political risks;

foreign currency exchange rate fluctuations;

establishing and maintaining relationships with local distributors and dealers;

lengthy shipping times and accounts receivable payment cycles;

import and export licensing requirements;

compliance with a variety of foreign laws and regulations, including unexpected changes in taxation and regulatory requirements;

greater difficulty in safeguarding intellectual property than in the U.S.; and

difficulty in staffing and managing geographically diverse operations.

These and other risks may increase the relative price of our products compared to those manufactured in other countries, reducing the demand for our products.

If we are unable to enforce or defend our ownership and use of our intellectual property, our business may decline.

Our future success will depend, in substantial part, on our intellectual property. We seek to protect our intellectual property rights, but our actions may not adequately protect the rights covered by our patents, patent applications, trademarks and other proprietary rights and prosecution of our claims could be time consuming and costly. In addition, the intellectual property laws of some foreign countries do not protect our proprietary rights as do the laws of the U.S. Despite our efforts to protect our proprietary information, third parties may obtain, disclose or use our proprietary information without our authorization, which could adversely affect our business. From time to time, third parties have alleged that we infringe their proprietary rights. These claims or similar future claims could subject us to significant liability for damages, result in the invalidation of our proprietary rights, limit our ability to use infringing intellectual property or force us to license third-party technology rather than dispute the merits of any infringement claim. Even if we prevail, any associated litigation could be time consuming and expensive and could result in the diversion of our time and resources.

Covenants in our debt agreements could restrict our operations.

The instruments governing our senior notes and our revolving credit facility contain certain provisions that could restrict our operating and financing activities. They restrict our ability to, among other things:

create or assume liens;

enter into sale-leaseback transactions; and

engage in mergers or consolidations.

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

Harman International is a holding company with no operations of its own and therefore our cash flow and ability to service debt is dependent upon distributions from our subsidiaries.

Our ability to service our debt and pay dividends is dependent upon the operating earnings of our subsidiaries. The distribution of those earnings, or advances or other distributions of funds by those subsidiaries to Harman International, all of which could be subject to statutory or contractual restrictions, are contingent upon the subsidiaries' earnings and are subject to various business considerations.
Item 2.   Properties

Our corporate offices are located at 1101 Pennsylvania Avenue, Washington, D.C. 20002.

Our principal manufacturing facilities are located in Germany, California, Indiana, Utah, Kentucky, the United Kingdom, Switzerland, Mexico, France, Austria and Hungary.  Certain information regarding our principal manufacturing facilities are described in the table below.

Location	Size (Sq. Ft.)	Owned/Lease	Percentage Utilization	Functions

Northridge, California	569,000	Leased	94%	Consumer and Professional
Ittersbach, Germany	550,000 120,000 29,000	Owned Owned Leased	100% 100% 100%	Consumer
Straubing, Germany	378,000 41,300	Owned Leased	100% 100%	Consumer
Worth-Schaitt, Germany	377,500	Owned	100%	Consumer
Chateau du Loir, France	238,000	Owned	100%	Consumer
Elkhart, Indiana	222,700	Owned	83%	Professional
Martinsville, Indiana	206,000	Owned	100%	Consumer
Tijuana, Mexico	198,000	Leased	97%	Consumer
Vienna, Austria	193,000	Leased	100%	Professional
Schwenningen, Germany	183,000	Owned	100%	Consumer
Potters Bar, UK	160,000	Leased	100%	Professional
Bridgend, U.K.	125,000	Leased	100%	Consumer
Szekesfehervar, Hungary	117,000	Owned	100%	Consumer
Franklin, KY	110,000	Owned	100%	Consumer
Regensdorf, Switzerland	107,600	Leased	100%	Professional
Juarez, Mexico	105,000	Leased	80%	Consumer
Sandy, Utah	100,000	Leased	100%	Professional

We believe we have adequate facilities to meet our currently anticipated requirements and that suitable additional or substitute facilities will be available if required.

Item 3.   Legal Proceedings

We are involved in various legal proceedings in the normal course of business. In our opinion, liabilities arising from these claims would not have a material effect on our financial position or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

Executive officers are elected annually by our Board of Directors and hold office at the pleasure of the Board until the next annual selection of officers or until their successors are elected and qualified.  The current executive officers of Harman International, their ages and their business experience during the past five years are set forth below.

Sidney Harman, Ph.D.– 85

Executive Chairman, July 2000 – present

Chairman of the Board of Directors, Chief Executive Officer and Director, 1980 – July 2000

Bernard A. Girod – 61

Vice Chairman of the Board and Chief Executive Officer, July 2000 – present

Chief Executive Officer, November 1998 – present

President, March 1994 – November 1998

Director, July 1993 – present

Gregory P. Stapleton – 56

President and Chief Operating Officer, July 2000 – present

Chief Operating Officer, November 1998 – present

President of the Harman OEM Group, October 1987 – November 1998

Director, November 1987 – present

Frank Meredith – 46

Executive Vice President, Chief Financial Officer and Secretary, July 2000 – present

Chief Financial Officer, February 1997 – present

Secretary, November 1998 – present

Erich Geiger – 55

Chief Technology Officer, July 2003 – present

Chief Technical Officer, July 1998 – July 2003

Chief Executive Officer, Harman Becker Automotive Systems, January 1996 – July 2003

William S. Palin – 61

Vice President – Controller, March 1994 – present

Sandra B. Robinson – 44

Vice President – Financial Operations, November 1992 – present

Edwin C. Summers – 56

Vice President, General Counsel and Assistant Secretary, July 1998 – present

Vice President, General Counsel and Secretary, First Alliance Corporation, 1996 – July 1998

Floyd E. Toole, Ph.D., 65

Vice President – Acoustics, November 1991 – present

Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

The information required by Part II, Item 5 is incorporated by reference to the information under the caption “Shareholder Information” in our Annual Report to Shareholders for the fiscal year ended June 30, 2003.

Item 6.   Selected Financial Data

The following table summarizes certain selected consolidated financial data that should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and related notes included in our Annual Report to Shareholders for the fiscal year ended June 30, 2003.

	June 30,

(In thousands except per share data)	2003	2002	2001	2000 (a)	1999 (a)

Net sales	$2,228,519	$1,826,188	$1,716,547	$1,677,939	$1,500,135
Operating income	$166,894	$103,221	$71,228	$121,722	$38,663
Income before taxes	$142,471	$80,177	$45,099	$102,829	$14,447
Net income	$105,428	$57,513	$32,364	$72,838	$11,723
Diluted EPS	$3.10	$1.70	$0.96	$2.06	$0.32
Weighted average shares outstanding - diluted	34,024	33,903	33,737	35,300	36,122
Total assets	$1,703,658	$1,480,280	$1,159,385	$1,137,505	$1,065,755
Total debt	$497,759	$474,679	$368,760	$277,324	$311,575
Shareholders' equity	$655,785	$526,629	$422,942	$486,333	$468,187
Dividends per share	$0.10	$0.10	$0.10	$0.10	$0.10

(a)	Per share data has been adjusted to reflect the two-for-one stock split in August 2000.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by Part II, Item 7 is incorporated by reference to the information under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report to Shareholders for the fiscal year ended June 30, 2003.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

The Securities and Exchange Commission requires that registrants include information about potential effects of changes in interest rates and currency exchange rates in their financial statements.

The qualitative information required by Part II, Item 7A is incorporated by reference to the information under the captions “Interest Rate Sensitivity” and “Foreign Currency” in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 15 of the Notes to our Consolidated Financial Statements, each contained in our Annual Report to Shareholders for the fiscal year ended June 30, 2003.

Interest Rate Risk.  We use interest rate swaps to convert the interest rate on a majority of our borrowings from fixed rates to variable rates.  Including the impact of the swaps, about 20% of our borrowings were on a fixed rate basis as of June 30, 2003; the remaining balance is subject to changes in U.S. short-term interest rates.  In addition, payments on $54 million aggregate amount of our equipment operating leases are subject to fluctuations in U.S. short-term interest rates.

To assess exposure to interest rate changes, we have performed a sensitivity analysis assuming a hypothetical 100 basis point increase or decrease in interest rates across all maturities.  Our analysis indicates that such market movements would reduce fiscal 2003 net income, based on June 2003 positions, by approximately $2.0 million.  Based on June 2002 positions, the effect on fiscal 2002 net income of such an increase and decrease in interest rates was estimated to be $2.3 million.

Foreign Currency Risk.  Our business is subject to market risks arising from changes in foreign currency exchange rates, principally the change in the value of the euro versus the U.S. dollar.

We presently estimate the effect on projected 2004 net income, based upon a recent estimate of foreign exchange transactional exposure, of a uniform strengthening or uniform weakening of the transaction currency pairs of 10 percent will decrease net income by $17.9 million or will increase net income by $17.9 million. As of June 30, 2003, we had hedged a portion of our estimated foreign currency transactions using forward exchange contracts.

We presently estimate the effect on projected 2004 net income, based upon a recent estimate of foreign exchange translation exposure (translating the operating performance of our foreign subsidiaries into U.S. dollars), of a uniform strengthening or weakening of the U.S. dollar by 10 percent would increase or decrease net income $9.4 million.

Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and our actual exposure and hedging transactions.

Item 8.   Consolidated Financial Statements and Supplementary Data

The information required by Part II, Item 8 is incorporated by reference to the “Consolidated Financial Statements” in our Annual Report to Shareholders for the fiscal year ended June 30, 2003.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures:  Under the supervision of, and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we have evaluated our disclosure controls and procedures (as defined in SEC Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this report as required by SEC Rules 13a - 15(b) and 15d - 15(b).  Based on this evaluation, we have concluded that our disclosure controls and procedures were operating effectively as designed.  As required, we will continue to evaluate the effectiveness of these controls and procedures on a quarterly basis.

Changes in Internal Controls over Financial Reporting:  There were no changes in our internal controls over financial reporting (as defined in SEC Rules 13a - 15(f) and 15d - 15(f)) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10.   Directors and Executive Officers of the Registrant

The information required by Part III, Item 10 with respect to our Directors and Executive Officers is incorporated by reference to the information included under the caption "Election of Directors" in our Proxy Statement dated September 25, 2003, for the 2003 Annual Meeting of Shareholders.  Information required by Item 10 with respect to our executive officers is included in Part I of this report.  The information required by Part III, Item 10 with respect to compliance with Section 16 of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the information included under the caption "Section16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement dated September 25, 2003, for the 2003 Annual Meeting of Shareholders.  The information required by Part III, Item 10 with respect to our Code of Ethics for Executive and Financial Officers and Directors is incorporated by reference to the information included under the caption "The Board, its Committees and its Compensation" in our Proxy Statement dated September 25, 2003, Annual Meeting of Shareholders.

Item 11.   Executive Compensation

The information required by Part III, Item 11 is incorporated by reference to the information provided under the caption “Compensation of Executive Officers” in our Proxy Statement, dated September 25, 2003, for the 2003 Annual Meeting of Shareholders.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The information required by Part III, Item 12 is incorporated by reference to the information provided under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement, dated September 25, 2003, for the 2003 Annual Meeting of Shareholders.

Item 13.   Certain Relationships and Related Transactions

The information required by Part III, Item 13 is incorporated by reference to the information provided under the caption “Compensation of Executive Officers - Transaction with Executive Chairman” in our Proxy Statement, dated September 25, 2003, for the 2003 Annual Meeting of Shareholders.

Item 14.   Principal Accountant Fees and Services

The information required by Part III, Item 14 with respect to the fees and services of KPMG, LLP, our independent auditor, is incorporated by reference to the information included under the caption "Independent Auditor", in our Proxy Statement, dated September 25, 2003, for the 2003 Annual Meeting of Shareholders.

Website Access to Information

We provide access free of charge through our website, www.harman.com to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed by our directors, executive officers and certain significant shareholders pursuant to Section 16 of the Securities Exchange Act and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed with or furnished to the Securities and Exchange Commission.  The information on our website is not incorporated by reference into this report.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)		Documents filed as part of this Form 10-K:

	1.	The financial statements required to be filed hereunder are indexed on page 21 of this report.

	2.	The financial statement schedules required to be filed hereunder are indexed on page 21 of this report.

	3.	The exhibits required to be filed hereunder are indexed on pages 24, 25, 26 and 27 of this report.

(b)		Reports on Form 8-K

On April 30, 2003 we filed with the Commission a Current Report on Form 8-K furnishing information under Items 7 and 9 (pursuant to Item 12) relating to our earnings release for the third fiscal quarter of 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
(Registrant)

By:	/s/Bernard A. Girod

Bernard A. Girod,
Vice Chairman of the Board and Chief Executive Officer
Date: September 25, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Harman International on September 25, 2003 in the capacities indicated below.

SIGNATURES

/s/ Sidney Harman

Sidney Harman
Executive Chairman of the Board

/s/ Bernard A. Girod

Bernard A. Girod
Vice Chairman of the Board and Chief Executive Officer

/s/ Gregory P. Stapleton

Gregory P. Stapleton
President, Chief Operating Officer and Director

/s/ Frank Meredith

Frank Meredith
Executive Vice President, Chief Financial Officer and Secretary

/s/ Shirley M. Hufstedler

Shirley M. Hufstedler
Director

/s/ Ann McLaughlin Korologos

Ann McLaughlin Korologos
Director

/s/ Edward H. Meyer

Edward H. Meyer
Director

/s/ Stanley A. Weiss

Stanley A. Weiss
Director

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Index to Item 15(a)
Consolidated Financial Data

                                                                                                            Page Reference

                                                                         --------------------------------------------------------------

                                                                                                                                                        Annual

                                                                                                                                               Report to

                                                                                 Form 10-K                                        Shareholders

                                                                        -------------------------               ---------------------------

Consolidated Financial Data (page 17

through 52 of the 2003 Annual Report

to Shareholders herein incorporated by

reference as Exhibit 13.1)

Financial Information Table of Contents                                                                         16

Independent Auditors' Report                                       22                                                        29

Consolidated Balance Sheets as of
June 30, 2003 and June 30, 2002                                                                                             30

Consolidated Statements of Operations for the

years ended June 30, 2003, 2002 and 2001                                                                              31

Consolidated Statements of Cash Flows for the

years ended June 30, 2003, 2002 and 2001                                                                              32

Consolidated Statements of Shareholders'

Equity for the years ended June 30, 2003,

   2002 and 2001                                                                                                                      33

Notes to Consolidated Financial Statements                                                                              34

Schedules for the years ended June 30, 2003, 2002

   and 2001:

II    Valuation and Qualifying Accounts
   and Reserves                                                 23

All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements.

Independent Auditors' Report

The Board of Directors

Harman International Industries, Incorporated:

Under the date of August 15, 2003, we reported on the consolidated balance sheets of Harman International Industries, Incorporated and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the years in the three-year period ended June 30, 2003, as contained in the 2003 annual report to shareholders.  As discussed in notes 1 and 4 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation and method of accounting for goodwill in the year ended June 30, 2003.  These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended June 30, 2003.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index.  The financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG

-----------------------------

Los Angeles, California

August 15, 2003

Schedule II

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED

Valuation and Qualifying Accounts and Reserves

Years Ended June 30, 2003, 2002 and 2001

($000's omitted)

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts Describe(1)	Deductions	Balance at End of Period
Year ended June 30, 2001
Allowance for doubtful accounts	11,760	5,721	(824)	2,200	14,457
Year ended June 30, 2002
Allowance for doubtful accounts	14,457	7,049	1,037	4,332	18,211
Year ended June 30, 2003
Allowance for doubtful accounts	18,211	6,512	2,187	13,125	13,785

(1)  Net effect of acquisitions, dispositions and foreign currency translation.

EXHIBIT INDEX

There are omitted from the exhibits filed with this Annual Report on Form 10-K certain instruments with respect to long-term debt of the Company, none of which authorizes securities in a total amount that exceeds 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis.  Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Company hereby agrees to furnish to the Commission copies of these omitted instruments as the Commission requests.

Exhibit Number	Description
3.1, 4.1

Restated Certificate of Incorporation of the Company, as amended.  (filed as Exhibit 3.1, 4.1 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001, and hereby incorporated by reference)

3.2, 4.2	By-Laws of the Company, as amended. (filed as Exhibit 3.2, 4.5 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000, and hereby incorporated by reference)
4.3

Rights Agreement, dated as of December 13, 1999, between the Company and ChaseMellon Shareholder Services, L.L.C., as rights agent (including a Form of Certificate of Designation of Series A Junior Participating Preferred Stock, a Form of Right Certificate and a Summary of Rights to Purchase Preferred Stock).  (filed as Exhibit 4.1 to the Form 8‑A filed with the Commission on December 16, 1999, and hereby incorporated by reference)

4.4

Certificate of Designation of Series A Junior Participating Preferred Stock of the Company, dated January 11, 2000.  (filed as Exhibit 4.3 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000, and hereby incorporated by reference)

4.5

Amended and Restated Indenture, dated July 1, 1997, between the Company and PNC Bank, National Association, as trustee.  (filed as Exhibit 10.63 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and hereby incorporated by reference)

4.6

Indenture, dated as of February 19, 2002, between the Company and J.P. Morgan Trust Company, National Association, as trustee.  (filed as Exhibit 4.5 to the Registration Statement on Form S-4 (Reg. No. 333-83688) filed with the Commission on March 4, 2002, and hereby incorporated by reference)

10.1

Multi-Currency, Multi-Option Credit Agreement, dated August 14, 2002, among the Company and the several lenders from time to time parties hereto.  (filed as Exhibit 10.10 to the Annual Report on Form 10-K for fiscal year ended June 30, 2002, and hereby incorporated by reference)

10.2	Amended and Restated Equipment Leasing Agreement between BTM Capital Corporation and the Company, dated as of June 30, 2003. +
10.3

Amended and Restated Participation Agreement among the Company, U.S. Bank National Association, BTM Capital Corporation, Bank of Tokyo-Mitsubishi Trust Company and certain lenders, dated as of June 30, 2003. +

10.4	Amended and Restated Equipment Leasing Agreement between BTM Capital Corporation and the Company dated as of June 30, 2003. +
10.5

Amended and Restated Participation Agreement among the Company, U.S. Bank National Association, BTM Capital Corporation, Bank of Tokyo‑Mitsubishi Trust Company and certain lenders, dated as of June 30, 2003. +

10.6

Lease Agreement, dated as of April 28, 1988, by and between Harman International Business Campus Joint Venture and Harman Electronics, Inc.  (filed as Exhibit 10.23 to the Annual Report on Form 10‑K for the fiscal year ended June 30, 1988, and hereby incorporated by reference)

10.7

First Amendment to the Lease Agreement by and between Harman International Business Campus Joint Venture and JBL, Inc., dated October 1995.  (filed as Exhibit 10.58 to the Annual Report on Form 10‑K for the fiscal year ended June 30, 1996, and hereby incorporated by reference)

10.8

Lease, dated as of June 18, 1987, between Harman International Business Campus Joint Venture and JBL Inc.  (filed as Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended June 30, 1987, and hereby incorporated by reference)

10.9

First Amendment to the Lease Agreement by and between Harman International Business Campus Joint Venture and Harman Electronics, Inc., dated October 1995.  (filed as Exhibit 10.57 to the Annual Report on Form 10‑K for the fiscal year ended June 30, 1996, and hereby incorporated by reference)

10.10

Guaranty, dated as of June 18, 1987, by the Company of Lease, dated as of June 18, 1987, between Harman International Business Campus Joint Venture and JBL Inc.  (filed as Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended June 30, 1987, and hereby incorporated by reference)

10.11

Harman International Industries, Incorporated 1987 Executive Incentive Plan.  (filed as Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended June 30, 1988, and hereby incorporated by reference) **

10.12	Harman International Industries, Incorporated 1992 Incentive Plan, as amended and restated. (filed as Exhibit B to the Company's 1999 Proxy Statement, and hereby incorporated by reference) **
10.13	Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan. (filed as Exhibit B to the Company's 2002 Proxy Statement, and hereby incorporated by reference) **
10.14	Harman International Industries, Incorporated 2002 Key Executive Officers Bonus Plan. (filed as Exhibit A to the Company's 2002 Proxy Statement, and hereby incorporated by reference) **
10.15

Harman International Industries, Incorporated Retirement Savings Plan, as amended and restated effective as of June 27, 2000.  (filed as Exhibit 10.26 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001, and hereby incorporated by reference) **

10.16	First Amendment to the Harman International Industries, Incorporated Retirement Savings Plan, dated as of September 12, 2003. ** +
10.17	Second Amendment to the Harman International Industries, Incorporated Retirement Savings Plan, dated as of June 10, 2003. ** +
10.18	Third Amendment to the Harman International Industries, Incorporated Retirement Savings Plan, dated as of September 12, 2003. ** +
10.19

Harman International Industries, Incorporated Supplemental Executive Retirement Plan, as amended and restated as of October 1, 1999.  (filed as Exhibit 10.27 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000, and hereby incorporated by reference) **

10.20

Amendment No. 1 to the Harman International Industries, Incorporated Supplemental Executive Retirement Plan, dated September 24, 2002.  (filed as Exhibit 10.5 to the Quarterly Report on Form 10‑Q for the quarter ended December 31, 2002, and hereby incorporated by reference) **

10.21

Benefit Agreement under the Supplemental Executive Retirement Plan between Bernard A. Girod and the Company, dated June 22, 2000.  (filed as Exhibit 10.72 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000, and hereby incorporated by reference) **

10.22

Benefit Agreement under the Supplemental Executive Retirement Plan between Gregory Stapleton and the Company, dated June 20, 2000.  (filed as Exhibit 10.73 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000, and hereby incorporated by reference) **

10.23

Benefit Agreement under the Supplemental Executive Retirement Plan between Frank Meredith and the Company, dated June 21, 2000.  (filed as Exhibit 10.74 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000, and hereby incorporated by reference) **

10.24

Harman International Industries, Inc. Deferred Compensation Plan, effective June 1, 1997.  (filed as Exhibit 4 to the Registration Statement on Form S-8 (Reg. No. 333-28793) filed with the Commission June 9, 1997, and hereby incorporated by reference) **

10.25

Amendment No. 1 to the Harman International Industries, Inc. Deferred Compensation Plan dated October 1, 1999.  (filed as Exhibit 10.46 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000, and hereby incorporated by reference) **

10.26

Employment Agreement between the Company and William Palin, dated April 4, 2001.  (filed as Exhibit 10.69 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and hereby incorporated by reference) **

10.27	Employment Agreement between the Company and Dr. Erich A. Geiger, dated as of July 1, 2003. ** +
10.28	Employment Agreement between the Company and William S. Palin, dated as of September 23, 2003. **+
10.29

Restricted Stock Agreement between the Company and Dr. Erich A. Geiger, dated effective August 15, 2001.  (filed as Exhibit 10.4 to the Quarterly Report on Form 10‑Q for the quarter ended December 31, 2002, and hereby incorporated by reference) **

10.30

Form of Severance Agreement between the Company and each of Sidney Harman, Bernard Girod, Gregory Stapleton and Frank Meredith.  (filed as Exhibit 10.71 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000, and hereby incorporated by reference) **

13.1	Pages 17 through inside back cover of the Company Annual Report to Shareholders for the fiscal year ended June 30, 2003. +
21.1	Subsidiaries of the Company. +
23.1	Consent of Independent Auditors. +
31.1	Certification of Sidney Harman filed pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002. +
31.2	Certification of Bernard Girod filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
31.3	Certification of Frank Meredith filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
32.1	Certification of Sidney Harman, Bernard Girod, and Frank Meredith filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

**      Management contract, compensatory plan or arrangement.
+        Filed herewith.