Form 10-Q
period 2003-09-30
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2003-11-14
CIK 800459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003

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
              [X] Yes                [  ] No

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date was 32,882,995 shares of common stock, par value $.01, outstanding at October 31, 2003.

Harman International Industries, Incorporated and Subsidiaries
Form 10-Q
For the Quarterly Period Ended September 30, 2003

Part I: FINANCIAL INFORMATION

Item 1.                                                             Financial Statements

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2003 AND JUNE 30, 2003
(000s omitted except per share amounts)

(Unaudited)

	September 30,	June 30,
	2003	2003

ASSETS
Current assets
Cash and cash equivalents	$144,666	$147,911
Receivables (less allowance for doubtful accounts
of $14,546 at September 30, 2003 and $13,785 at June 30, 2003)	370,326	363,121
Inventories	338,343	349,626
Other current assets	96,607	106,966

Total current assets	949,942	967,624

Property, plant and equipment, net	409,920	393,920
Goodwill and other intangible assets	237,595	221,579
Other assets	138,107	120,535

Total assets	$1,735,564	$1,703,658

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable – banks	$4,137	$4,345
Current portion of long-term debt	2,132	964
Accounts payable	149,199	176,846
Accrued liabilities	334,180	305,255

Total current liabilities	489,648	487,410

Senior long-term debt	494,475	497,759
Other non-current liabilities	63,872	62,704

Shareholders’ Equity
Preferred stock, $.01 par value	---	---
Common stock, $.01 par value	392	390
Additional paid-in capital	329,909	324,757
Accumulated other comprehensive income:
Unrealized loss on hedging derivatives	(11,035)	(10,605)
Foreign currency translation adjustment	19,647	11,548
Minimum pension liability adjustment	(6,462)	(6,462)
Retained earnings	526,969	508,008
Less common stock held in treasury	(171,851)	(171,851)

Total shareholders’ equity	687,569	655,785

Total liabilities and shareholders’ equity	$1,735,564	$1,703,658

See Notes to Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(000s omitted except per share amounts)
(Unaudited)

	Three months ended
	September 30,

	2003	2002

Net sales	$597,294	$490,759
Cost of sales	416,423	350,634

Gross profit	180,871	140,125

Selling, general and administrative expenses	147,590	120,126

Operating income	33,281	19,999

Other expense:
Interest expense	4,890	5,909
Miscellaneous, net	536	844

Income before income taxes	27,855	13,246

Income tax expense	8,078	3,444

Net income	$19,777	$9,802

Basic EPS	$0.61	$0.30
Diluted EPS	$0.58	$0.29

Shares outstanding – basic	32,681	32,478
Shares outstanding – diluted	34,351	33,982

See Notes to Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
($000s omitted)
(Unaudited)

	Three months ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net income	$19,777		$9,802
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation and amortization	25,350		20,605
Changes in working capital, net of acquisition/disposition effects:
Decrease (increase) in:
Receivables	(2,813)		7,470
Inventories	6,723		(25,197)
Other current assets	12,121		6,066
Increase (decrease) in:
Accounts payable	(28,793)		(35,641)
Accrued liabilities	22,071		4,499
Other operating activities	(1,608)		166

Net cash provided by (used in) operating activities	$52,828		$(12,230)

Cash flows from investing activities:
Payment for purchase of companies, net of cash acquired	$(27,545)	$	---
Proceeds from asset dispositions	354		---
Capital expenditures and software development	(27,932)		(27,110)
Other items, net	(1,405)		1,749

Net cash provided by (used in) investing activities	$(56,528)		$(25,361)

Cash flows from financing activities:
Net increase (decrease) in short-term borrowings	$(435)	$	---
Net increase (decrease) in long-term debt	(2,548)		(3,333)
Debt issuance costs	(94)		---
Share repurchases	---		(8,649)
Dividends paid to shareholders	(816)		(812)
Proceeds from exercise of stock options, net	3,359		558

Net cash provided by (used in) financing activities	$(534)		$(12,236)

Effect of exchange rates changes on cash	989		17

Net increase (decrease) in cash and cash equivalents	$(3,245)		$(49,810)

Cash and cash equivalents at beginning of period	147,911		116,253

Cash and cash equivalents at end of period	$144,666		$66,443

Supplemental disclosures of cash flow information:
Interest paid	$8,288		$10,340
Income taxes paid (refunds received)	$(3,295)		$616

Supplemental schedule of non-cash investing activities:
Fair value of assets acquired	$35,678	$	---
Cash paid for the assets	$27,545	$	---

Liabilities assumed	$8,133	$	---

See Notes to Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements at September 30, 2003 and for the three months ended September 30, 2003 and 2002 have been prepared pursuant to rules and regulations of the Securities and Exchange Commission for interim reporting.  These condensed consolidated financial statements do not include all information and footnote disclosures normally included in the audited financial statements.  However, in the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows for the periods presented.  Operating results for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004 due to seasonal and other factors.

Where necessary, information for prior periods has been reclassified to conform to the consolidated financial statement presentation for the corresponding periods in the current fiscal year.   The Company reclassified $4.6 million of selling, general and administrative expenses to cost of sales for the first quarter of fiscal 2003 to conform to the full-year fiscal 2003 presentation.

These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

Note 2.  Inventories

Inventories consist of the following:

	September 30,	June 30,
($000s omitted)	2003	2003

Finished goods and inventory purchased for resale	$123,045	$126,729
Work in process	51,948	54,733
Raw materials and supplies	163,350	168,164

Total inventories	$338,343	$349,626

Inventories are stated at the lower of cost or market.  The cost of inventories are based on the first-in, first-out (FIFO) method.

Note 3.  Warranties

The Company warrants its products to be free from defects in materials and workmanship for periods ranging from 90 days to five years from the date of purchase, depending on the product.   The warranty is a limited warranty, and it imposes certain shipping costs on the customer and excludes deficiencies in appearance except for those evident when the product is delivered.  The Company's dealers normally perform warranty service for loudspeakers and electronics in the field, using parts supplied on an exchange basis by the Company.  Warranties in international markets are generally similar to those in the domestic market.  Estimated warranty liabilities are based upon past experience with similar types of products. Details of the estimated warranty liability for the three months ended September 30, 2003 and September 30, 2002 are as follows:

	Three months ended
	September 30,
($000s omitted)	2003	2002

Beginning balance	$21,122	$12,495
Warranty provisions	8,800	5,132
Warranty payments (cash or in-kind)	(3,779)	(3,955)

Ending balance	$26,143	$13,672

Note 4.  Comprehensive Income

Comprehensive income and its components for the three months ended September 30, 2003 and 2002 are presented below.

	Three months ended September 30,

($000s omitted)	2003	2002

Net income	$19,777	$9,802
Other comprehensive income (loss):
Foreign currency translation	8,099	(2,304)
Unrealized gains (losses) on hedging	(430)	(185)
Minimum pension liability adjustment	---	4

Total other comprehensive income	$27,446	$7,317

The components of accumulated other comprehensive income as of September 30, 2003 and June 30, 2003 and the activity for the three months ended September 30, 2003 are presented below.

	Cumulative	Hedging	Minimum	Other
	Translation	Derivative	Pension	Comprehensive
($000s omitted)	Adjustment	Loss	Liability	income (loss)

June 30, 2003	$11,548	$(10,605)	$(6,462)	$(5,519)
Foreign currency translation adjustments	8,099	---	---	8,099
Change in fair value of foreign currency cash flow hedges	---	(430)	---	(430)

September 30, 2003	$19,647	$(11,035)	$(6,462)	$2,150

Note 5. Earnings Per Share

	Three months ended September 30,
	2003		2002

(000s omitted except per share amounts)	Basic	Diluted	Basic	Diluted

Net income	$19,777	19,777	9,802	9,802

Weighted average shares outstanding	32,681	32,681	32,478	32,478
Employee stock options	---	1,670	---	1,504

Total weighted average shares outstanding	32,681	34,351	32,478	33,982

Earnings per share	$0.61	0.58	0.30	0.29

Certain options were outstanding and not included in the computation of diluted net earnings per share because the sum of the options' exercise prices, related tax benefit and compensation cost not yet recognized were greater than the average market price of the common shares, therefore such options would have been anti-dilutive.  Options to purchase 33,750 shares of common stock at prices ranging from $79.18 to $100.05 per share during the first quarter of 2003 and options to purchase 51,859 shares of common stock at prices ranging from $48.23 to $48.26 per share during the first quarter of 2002 were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock and therefore such options would be antidilutive.

Note 6. Stock Options

Effective July 1, 2002, the Company adopted the fair value method of stock based compensation under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation" for all options granted after July 1, 2002.  Under SFAS 123, the Company recognizes option related expenses over the vesting period of those options.  The Company expensed $1.8 million during the quarter ended September 30, 2003 for stock options granted subsequent to July 1, 2002.  The Company incurred $0.1 million of expense related to stock options during the same period last year.

Note 7. Segmentation

The Company designs, manufactures and markets high-quality audio products and electronics systems for the consumer and professional markets.  The Company is organized into reporting segments by the end-user markets they serve - consumer and professional.  The chief operating decision maker evaluates performance and allocates resources based on net sales, operating income and working capital in each of the segments.

The Consumer Systems Group has operating segments which design, manufacture and market audio and electronic systems for vehicle, home audio, video and computer applications.  These operating segments market products worldwide under brand names including Harman/Kardon, Becker, JBL, Infinity, Revel, Lexicon and Mark Levinson.

The Professional Group designs, manufactures and markets loudspeakers and electronics used by audio professionals in concert halls, stadiums, airports and other buildings and for recording, broadcast, cinema and music reproduction applications.  Professional products are marketed worldwide under brand names including JBL, AKG, Crown, Studer, Soundcraft, Lexicon, Digitech and dbx.

The following table reports external net sales and operating income (loss) by segment for the three months ended September 30, 2003 and 2002.

	Three months ended
	September 30,

($000s omitted)	2003	2002

Net sales:
Consumer Systems Group	$490,177	$389,755
Professional Group	107,117	101,004
Other	---	---

Total	$597,294	$490,759

Operating income (loss):
Consumer Systems Group	$45,232	$31,596
Professional Group	2,849	174
Other	(14,801)	(11,771)

Total	$33,281	$19,999

Other operating income (loss) is primarily comprised of corporate expenses, net of business unit allocations.

Note 8.  Derivatives

The Company uses foreign currency forward contracts to hedge a portion of its forecasted transactions.  These forward contracts are designated as foreign currency cash flow hedges and recorded at fair value in the Company's consolidated balance sheet.  The recorded fair value is balanced by an entry to other comprehensive income (loss) in the statement of financial position until the underlying forecasted foreign currency transaction occurs.  When the transaction occurs, the gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income (loss) to the same income statement line item in which the foreign currency gain or loss on the underlying hedged transaction is recorded.  If the underlying forecasted transaction does not occur, the amount recorded in accumulated other comprehensive income (loss) is reclassified to the miscellaneous, net, line of the statement of operations in the then-current period.

Because the amounts and the maturities of the derivatives approximate those of the forecasted exposures, changes in the fair value of the derivatives are highly effective in offsetting changes in the cash flows of the hedged items.  Any ineffective portion of the derivatives is recognized in current earnings.

As of September 30, 2003, the Company had contracts to purchase and sell the equivalent of approximately $82.6 million of various currencies to hedge future foreign currency purchases and sales.  These contracts mature on various dates through June 2004.  The Company recorded approximately $0.4 million in net losses from cash flow hedges of forecasted foreign currency transactions in the three months ended September 30, 2003 compared to $0.4 million in net gains in the same period last year.  As of September 30, 2003, the amount that will be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months that is associated with these hedges is a loss of approximately $3.5 million.

The Company has entered into cross currency swaps to hedge future cash flows due from foreign consolidated subsidiaries under operating lease agreements.  As of September 30, 2003, the Company had swap contracts in place to purchase and sell the equivalent of approximately $32.6 million in various currencies to hedge quarterly lease commitments through March 2006.  The valuation calculation related to the cross currency swaps was a negative $0.7 million for the three months ended September 30, 2003.  As of September 30, 2003, the amount that will be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months that is associated with these hedges is a loss of $4.1 million.

Note 8.  Derivatives (continued)

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

The objective of these interest rate swap contracts is to offset changes in the fair value of the Company’s fixed rate debt caused by interest rate fluctuations.  The interest rate swap contracts are carried at fair value on the Company’s consolidated balance sheet and the related hedged portion of fixed-rate debt is carried at the remaining principal due net of the valuation adjustment for the change in fair value of the debt obligation attributable to the hedged risk.  The valuation adjustment at September 30, 2003, was a positive $29.9 million.

Changes in the fair value of the interest rate swaps and the offsetting changes in the carrying value of the hedged fixed-rate debt are recognized in interest expense in the Company’s consolidated statement of operations.

At September 30, 2003, the Company had contracts to purchase and sell the equivalent of $185.0 million of various currencies to hedge foreign currency denominated loans to foreign subsidiaries.  These contracts mature on various dates through December 2003.  These loans are of a long-term nature.  Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans.  At September 30, 2003 market value on these contracts was a negative $2.9 million.

Note 9.  Commitments and Contingencies

The Company has operating lease arrangements for certain machinery and equipment used in several of its production facilities.  These leases expire over the next three years.  Upon expiration, the leases have purchase options of approximately $22 million and residual value guarantees of approximately $18 million.  No amount has been accrued for the Company's obligation at the end of the lease term.

At September 30, 2003, the Company and its subsidiaries were involved in several legal actions.  The outcome cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on the Company’s financial position or results of operations.

Harman's Board of Directors has authorized the repurchase of a total of 8.0 million shares of common stock.  Through September 30, 2003, the Company had acquired and placed in treasury 6,348,200 shares of its common stock at a total cost of $171.9 million.  The Company did not repurchase any shares of common stock during the three months ending September 30, 2003. The Company expects future share repurchases to be funded with cash generated by operations.  The Board of Directors also approved a debt repurchase program of up to $100 million of outstanding debt securities.  No repurchases had been made at September 30, 2003.

Note 10. Stock Based Employee Compensation

On July 1, 2002, the Company adopted SFAS 123 for all stock option grants made on or after July 1, 2002.  As such, an expense for stock options granted in fiscal 2003 and the current fiscal year has been reflected in net income.  Options granted in periods prior to July 1, 2002 continue to be accounted for under the intrinsic-value-based provisions of APB No. 25, "Accounting for Stock Issued to Employees."

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to all outstanding and unvested awards in each period presented:

(000s omitted except per share amounts)	Three months ended September 30,

	2003	2002

Reported net income	$19,777	$9,802
Add: Stock based employee compensation expense included in reported net income, net of tax	1,297	89
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	1,904	1,125

Net income, pro forma	$19,170	$8,766

Basic EPS, as reported	$0.61	$0.30
Basic EPS, pro forma	0.59	0.27

Diluted EPS, as reported	$0.58	$0.29
Diluted EPS, pro forma	0.56	0.26

Note 11. Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51."  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 will be applicable for the first interim or annual period beginning after December 15, 2003.  The Company has adopted the provisions of FIN 46 and it did not have a material impact on the Company's financial position or results of operations.

In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables."  EITF No. 00-21 addresses the accounting for contractual arrangements in which revenue-generating activities are performed.  In some situations, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of fair values to account separately for the different deliverables (that is, there are separate units of accounting).  In other situations, some or all of the different deliverables are closely interrelated or there is not sufficient evidence of fair value to account separately for the different deliverables.  EITF 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting.  EITF 00-21 is effective for interim periods beginning after June 30, 2003.  The adoption did not have a material impact on the Company.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement on Derivative Instruments and Hedging Activities."  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities."  SFAS No. 149 is effective for all contracts created or modified after June 30, 2003.  The Company adopted SFAS 149 on July 1, 2003, and the adoption did not have a material impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."  This statement requires the classification of certain financial instruments that embody obligations for the issuer as liabilities (or assets in some circumstances).  This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company does not have financial instruments within the scope of SFAS No. 150; therefore, adoption of this statement on July 1, 2003 did not impact the Company's consolidated financial statements.

Note 12.  Acquisitions

In July 2003, the Company acquired Wavemakers Inc., which is located in Vancouver, B.C.  Wavemakers Inc. develops voice optimization software, including noise and echo cancellation, which focuses on enhancing and reconstructing speech to improve the accuracy of voice communication in automobiles, PDAs and consumer electronics.  The purchase price, net of cash acquired, was $10.1 million.  At September 30, 2003, goodwill related to this transaction was $3.0 million.  The acquisition of Wavemakers Inc. is not material to the consolidated financial statements of the Company.

In September 2003, the Company acquired Margi Systems, which is located in Freemont, California. Margi Systems, is an engineering contracting company that develops multimedia applications for the office, the car and the home.  The purchase price, net of cash acquired, was $17.5 million.  At September 30, 2003, goodwill related to this transaction was $11.2 million.  The acquisition of Margi Systems is not material to the consolidated financial statements of the Company.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Harman International Industries, Incorporated designs, manufactures and markets high-quality, high fidelity audio products and electronic systems for the consumer and professional markets.  The Company is organized into segments based on the end-user markets they serve.  The Consumer Systems Group designs, manufactures and markets loudspeakers, audio electronics and infotainment systems for vehicles, home audio, video and computer applications.  The Professional Group designs, manufactures and markets loudspeakers and electronics used by audio professionals in concert halls, stadiums, airports and other buildings and for recording, broadcast, cinema and music reproduction applications.

The Company's primary manufacturing facilities in the U.S. are located in California, Indiana, Kentucky and Utah.  The Company's primary international manufacturing facilities are located in Germany, Austria, the United Kingdom, Mexico, France, Sweden, China and Hungary.  The Company's products are sold worldwide with the largest markets being the U.S. and Germany.

The Company experiences seasonal fluctuations in sales and earnings.  The first fiscal quarter is generally the weakest due to automotive model changeovers and the summer holidays in Europe.  Variations in seasonal demand among end-user markets may also cause operating results to vary from quarter to quarter.

RESULTS OF OPERATIONS
COMPARISON OF THE THREE MONTH PERIODS ENDED
SEPTEMBER 30, 2003 AND 2002

Sales

Worldwide net sales for the first quarter ended September 30, 2003 were $597.3 million compared to $490.8 million in the same period last year, an increase of 22 percent.  Currency rates fluctuated significantly when compared to the same period in the prior year.  Foreign currency translation contributed $47.4 million to net sales compared to the same period last year.

Presented below is a summary of sales by business segment:

	Three months ended September 30,

(000s omitted)	2003	%	2002	%

Net sales:
Consumer Systems Group	$490,177	82%	389,755	79%
Professional Group	107,117	18%	101,004	21%

Total	$597,294	100%	490,759	100%

Consumer Systems Group reported net sales of $490.2 million for the first quarter ended September 30, 2003 compared to $389.8 million in the same period last year, an increase of 26 percent.  Foreign currency translation contributed approximately $43.8 million to Consumer Systems Group net sales in the quarter.   Net sales also increased due to higher sales to automotive customers.  Sales to automotive customers increased 36 percent ($109.6 million) over the first quarter of fiscal 2003, due primarily to increased sales of infotainment systems to European automakers.  In the quarter, sales increased, in part, due to higher sales of infotainment systems for the BMW 5 Series.  Sales to BMW were favorably impacted when another supplier to BMW was unable to fulfill BMW's requirements for its 5 Series.  We cannot predict if, or to what degree, sales to BMW in future periods will be affected by similar circumstances.  Sales of speakers and electronics to retail customers decreased $1.9 million compared to the prior year.  Sales to computer manufacturers were lower by $7.3 million primarily due to the phase out of a supply agreement with a leading computer manufacturer.

Professional Group reported net sales of $107.1 million for the quarter ended September 30, 2003 compared to $101.0 million in the same period last year, an increase of $6.1 million or 6 percent.  The impact of foreign currency translation contributed approximately $3.6 million to net sales in the quarter compared to the prior year.  JBL, Crown, Harman Music Group, and AKG all reported higher sales above last year's levels while the remainder of the group experienced slightly lower sales from the previous year.

Gross Profit

The gross profit margin for the quarter ended September 30, 2003 was 30.3 percent ($180.9 million) compared to 28.6 percent ($140.1 million) in the same period last year.  Gross profit margin for the quarter ending September 30, 2003 increased primarily due to higher sales to automotive customers, which resulted in a shift in the Company's overall product mix to higher margin products.   A reclassification of $4.6 million from selling, general and administrative expenses to cost of sales was made in the prior year first quarter to conform to current financial statement presentation.   Management believes that sales to automotive customers will continue to represent an increased percentage of sales throughout fiscal 2004, compared to the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative costs as a percentage of sales were 24.7 percent ($147.6 million) for the quarter ending September 30, 2003 and 24.5 percent of sales ($120.1 million) for the same period in the prior year.  Selling, general and administrative expenses primarily increased due to higher research and development costs.  Consolidated research and development costs were $47.1 million compared to $35.6 million in the same period last year.  The Consumer Systems Group research and development cost represents the majority of the increase, primarily due to the continued increased spending associated with the development of infotainment systems for automotive customers.  The Company expects the increase in research and development expenses to continue throughout fiscal 2004 to support additional infotainment system initiatives with automotive customers.  For the quarter ending September 30, 2003, selling, general and administrative expenses includes expenses of $6.8 million related to the consolidation of facilities for one of our North America Consumer Group businesses and the closing of a facility in Denmark.  Also, selling, general and administrative expenses increased from the prior year due to the expensing stock of options in accordance with SFAS 123.  Option expense for the quarter ended September 30, 2003, was $1.8 million compared to $0.1 million in the same period last year.

Operating Income

Operating income as a percentage of sales was 5.6 percent ($33.3 million) for the first quarter ending September 30, 2003, compared to 4.1 percent ($20.0 million) for the same period in the prior year.  The increase in operating income as a percentage of sales resulted primarily from a change in product mix as a greater percentage of the Company's sales in the first quarter were from higher margin Consumer System Group automotive products.

Interest Expense

Interest expense was $4.9 million for the first quarter ended September 30, 2003 compared to $5.9 million in the same quarter last year.  Weighted average borrowings were $467.1 million for the first quarter ended September 30, 2003 compared to $463.8 million for the same period in the prior year.  The weighted average borrowings exclude the fair value of all interest rate swaps.

The weighted average interest rate on borrowings was 4.2 percent for the first quarter ended September 30, 2003, compared to 5.4 percent reported in the prior period.  The Company lowered interest expense through the use of interest rate swaps, effectively converting fixed rate debt to lower floating rates for the three months ended September 30, 2003.

Miscellaneous Expense

Miscellaneous expenses were $0.5 million for the first quarter ended September 30, 2003 compared to $0.8 million in the same period last year.  Miscellaneous expenses are comprised primarily of bank charges.

Income Before Taxes

Income before income taxes for the first quarter ended September 30, 2003, was $27.9 million, compared to $13.2 million in the prior year.

Income Taxes

Income taxes for the quarter ended September 30, 2003, were $8.1 million, compared to $3.4 million in the prior year.

The effective tax rate for the three months ended September 30, 2003, was 29.0 percent.  The effective tax rate for the same period last year was 26.0 percent.  The effective tax rate is higher in the current period as a result of more income being taxed at the highest marginal rates.  The effective tax rates in fiscal 2004 and 2003 are below the U.S. statutory rate due to utilization of tax credits, realization of certain tax benefits for United States exports and the utilization of tax loss carryforwards at certain foreign subsidiaries.  The Company determines its effective tax rate based upon its current estimate of annual results.

Net Income

Net income for the first quarter ended September 30, 2003, was $19.8 million, compared to net income of $9.8 million reported for the same period last year.

Earnings Per Share

Basic earnings per share for the first quarter ended September 30, 2003 were $0.61, and diluted earnings per share were $0.58.  In the same period last year, basic earnings per share were $0.30 and diluted earnings per share were $0.29.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company finances its working capital requirements primarily through cash generated by operations, cash borrowings and normal trade credit.

The Company’s long-term debt at September 30, 2003, consisted primarily of $300 million of 7.125 percent senior notes, due February 15, 2007, and $150 million of 7.32 percent senior notes due July 1, 2007.  The Company is party to a $150 million multi-currency revolving credit facility with a group of eight banks.  This facility expires on August 14, 2005.

At September 30, 2003 the Company had no borrowings and outstanding letters of credit of $13.1 million under the facility.  Unused availability under the revolving credit facility was $136.9 million at September 30, 2003.  The interest rates under the revolving credit facility float with base rates.  The Company also had capital leases and other long-term debt of $11.0 million at September 30, 2003.

Capital expenditures for the first quarter ended September 30, 2003 were $27.9 million, compared to $26.1 million in the prior year.  The increase from the prior period is due primarily due to facilities expansion projects to accommodate added production for automotive customers.

Net working capital at September 30, 2003 was $460.3 million, compared with $480.2 million at June 30, 2003.  Working capital decreased from June 30, 2003 due to lower inventory levels, lower cash balances and lower accounts payables.  The net working capital decrease was slightly offset by higher receivable balances at September 30, 2003 and higher accruals and income taxes when compared to the June 30, 2003 balances.

Total shareholders’ equity at September 30, 2003 was $687.6 million compared with $655.8 million at June 30, 2003.  The increase is primarily due to net income of $19.8 million, positive foreign currency translation of $8.0 million due to the strengthening of the Euro against the U.S. dollar  and proceeds from the exercise of stock options of $5.2 million, offset by dividends of $0.8 million and other comprehensive income adjustments of $0.4 million related to hedging activities.

The Company did not repurchase any shares of common stock in the first quarter ended September 30, 2003.  Since the share repurchase program began in 1998, the Board of Directors has authorized the repurchase of a total of 8.0 million shares.  From the inception of the share repurchase program through September 30, 2003, the Company has acquired and placed in treasury 6,348,100 shares of its common stock at a total cost of $171.9 million.  Future share repurchases are expected to be funded with cash generated by operations.

The Company will continue to have cash requirements to support seasonal working capital needs, capital expenditures, interest and principal payments, dividends and share repurchases.  The Company intends to use cash on hand, cash generated by operations and borrowings under its existing revolving credit facility to meet these needs.  The Company believes that cash from these sources will be adequate to meet its cash requirements over the next 12 months.  At September 30, 2003, the Company had $144.7 million of cash and cash equivalents compared to $147.9 million at June 30, 2003.

The Company has restrictions on dividends and stock repurchases under its revolving credit agreement and the indenture under which the Company’s 7.32 percent senior notes due July 2007 were issued.  The most restrictive of these covenants would limit the Company’s ability to make dividend payments and to purchase capital stock to $52.5 million for the remainder of fiscal 2004.  Neither the credit agreement nor the indentures for the senior notes restrict the Company from transferring assets to or from its subsidiaries in the form of loans, advances or cash dividends.

The Company is subject to various risks (as discussed under the caption "Forward Looking Statements") including dependence on key customers.  For the three months ended September 30, 2003, sales to DaimlerChrysler accounted for 29.6 percent of the Company’s sales and accounts receivable due from DaimlerChrysler accounted for 26.1 percent of total consolidated accounts receivable.  In the same period last year, sales to DaimlerChrysler accounted for 23.7 percent of the Company's sales and accounts receivable due from DaimlerChrysler accounted for 20.7 percent of total consolidated accounts receivable.  For the three months ended September 30, 2003, sales to BMW accounted for 13.9 percent of the Company’s sales and accounts receivable due from BMW accounted for 9.9 percent of total consolidated accounts receivable.  For the same period last year, sales to BMW accounted for 10.1 percent of the Company's sales and accounts receivable due from BMW accounted for 7.6 percent of total consolidated accounts receivable.  The Company expects DaimlerChrysler and BMW to continue to be significant customers.

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

•	model-year changeovers in the automotive industry;

•	the ability to satisfy contract performance criteria, including technical specifications and due dates;

•	competition in the consumer and/or professional markets in which we operate;

•	the outcome of pending or future litigation and administrative claims, including patent and environmental matters;

•	the loss of one or more significant customers, including our automotive customers;

•	changes in foreign currency rates;

•	the ability to adapt to technological advances and innovation on a cost-effective and timely basis;

•	general economic conditions; and

•	world political stability.

In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this report will in fact transpire.  For additional information regarding the factors that may affect our actual financial condition and results of operations, see the information under the caption "Forward Looking Statements" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Securities and Exchange Commission requires that registrants include information about potential effects of market risks, including changes in interest rates and currency exchange rates in their financial statements.  Since June 30, 2003 there have been no material changes in the qualitative aspects of the Company’s market risk profile.

Interest Rate Risk

The Company entered into swap agreements in August 2001 and October 2001 to effectively convert interest on $150 million principal amount of 7.32 percent senior notes due July 1, 2007 from a fixed rate to a floating rate.  The Company entered into swap agreements in March 2003 and April 2003 to effectively convert interest on $200 million of the $300 million principal amount of its 7.125 percent senior notes due February 15, 2007, from a fixed rate to a floating rate.

To assess exposure to interest rate changes, the Company prepares a sensitivity analysis assuming a hypothetical 100 basis point change in interest rates across all maturities.  At September 30, 2003, this analysis indicated that a 100 basis point increase or decrease in interest rates would increase or decrease net income, on an annualized basis, net of taxes, by approximately $1.9 million.

The Company is subject to counterparty risk under the interest rate swaps described above.  The Company may be exposed to losses in the event of non performance by counterparties or interest rate movements.  The Company does not, however, anticipate any such nonperformance.

Foreign Currency Risk

The effect of changes in currency exchange rates, principally the change in the value of the Euro versus the U.S. dollar, have an impact on the Company’s reported results when the financial statements of foreign subsidiaries are translated into U.S. dollars.

To assess exposure to foreign currency changes, the Company prepares an analysis assuming a hypothetical 10 percent change in foreign currency rates across all subsidiaries.  This analysis indicated that a 10 percent increase or decrease in foreign exchange rates would have increased or decreased income before income taxes by $3.2 million and $3.4 million, respectively, for the three months ended September 30, 2003.

In addition to the United States, the Company maintains significant operations in Germany, the United Kingdom, France, Austria, Hungary, Mexico, China and Sweden.  As a result, exposure to foreign currency gains and losses exists.  The Company hedges a portion of this foreign currency exposure by incurring liabilities, including loans, denominated in the local currencies where subsidiaries are located.

The Company purchases products and raw materials in various currencies.  As a result, the Company may be exposed to cost increases relative to local currencies in the markets to which it sells.  To mitigate this risk, the Company enters into foreign exchange contracts and other hedging activities.  Also foreign currency positions are partially offsetting and are netted against one another to reduce exposure.

The Company is exposed to market risks arising from changes in foreign exchange rates, principally the change in the value of the Euro versus the U.S. dollar.  Competitive conditions in the Company’s markets may limit its ability to increase prices in the event of adverse changes in currency exchange rates.  For example, certain products made in the U.S. are sold outside of the U.S.  Sales of these products are affected by the value of the U.S. dollar relative to other currencies.  Any long-term strengthening of the U.S. dollar could depress the demand for these U.S. manufactured products and reduce sales.  However, due to the multiple currencies involved in the Company’s business and the netting effect of various simultaneous transactions, the Company’s foreign currency positions are partially offsetting.

See Note 8 to the financial statements included in this report and the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 for more information regarding the Company’s exposure to market risk.

Item 4.                                               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:  Under the supervision and with the participation of the Company’s management, including the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10‑Q.  Based on that evaluation, the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effectiveto provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.  The Company notes that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Change in Internal Control Over Financial Reporting:  There has not been any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities and Exchange Commission under the Securities Act of 1934) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II:  OTHER INFORMATION

Item 6.		Exhibits and Reports on Form 8-K

	(a)	Exhibits required by Item 601 of Regulation S-K

		10.1	Employment Agreement, as amended, between the Company and William S. Palin, dated October 24, 2003.

		31.1	Certification of Executive Chairman pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.3	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32.1	Certification of Sidney Harman, Bernard A. Girod and Frank Meredith, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(b)	Reports on Form 8-K

During the quarter ended September 30, 2003, the Company furnished a Report on Form 8-K dated August 26, 2003 containing information pursuant to Items 9 and 12 relating to the announcement of the Company's earnings for the quarter and fiscal year ended June 30, 2003.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harman International Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harman International Industries, Incorporated

(Registrant)

Date: November 14, 2003	By: /s/ Bernard A. Girod

Bernard A. Girod Vice Chairman and Chief Executive Officer

Date: November 14, 2003	By: /s/ Frank Meredith

Frank Meredith Executive Vice President and Chief Financial Officer