Form 10-Q
period 2003-12-31
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2004-02-17
CIK 800459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2003

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
              [X] Yes                [  ] No

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date was 65,893,888 shares of common stock, par value $.01, outstanding at January 31, 2004.

Harman International Industries, Incorporated and Subsidiaries
Form 10-Q
For the Quarterly Period Ended December 31, 2003

Part I: FINANCIAL INFORMATION

Item 1.                                                             Financial Statements

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND JUNE 30, 2003
(000s omitted except per share amounts)

(Unaudited)

	December 31,	June 30,
	2003	2003

ASSETS
Current assets
Cash and cash equivalents	$217,929	$147,911
Receivables (less allowance for doubtful accounts
of $14,454 at December 31, 2003 and $13,785 at June 30, 2003)	388,954	363,121
Inventories	307,623	349,626
Other current assets	108,559	106,966

Total current assets	1,023,065	967,624

Property, plant and equipment, net	441,145	393,920
Goodwill	253,142	221,579
Other assets	127,167	120,535

Total assets	$1,844,519	$1,703,658

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable – banks	$4,533	$4,345
Current portion of long-term debt	746	964
Accounts payable	143,143	176,846
Accrued liabilities	379,904	305,255

Total current liabilities	528,326	487,410

Senior long-term debt	472,571	497,759
Other non-current liabilities	74,389	62,704

Shareholders’ equity
Preferred stock, $.01 par value	---	---
Common stock, $.01 par value	786	390
Additional paid-in capital	335,891	324,757
Accumulated other comprehensive income:
Unrealized loss on hedging derivatives	(15,743)	(10,605)
Foreign currency translation adjustment	59,001	11,548
Minimum pension liability adjustment	(6,469)	(6,462)
Retained earnings	567,618	508,008
Less common stock held in treasury	(171,851)	(171,851)

Total shareholders’ equity	769,233	655,785

Total liabilities and shareholders’ equity	$1,844,519	$1,703,658

See Notes to Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002
(000s omitted except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,

	2003	2002	2003	2002

Net sales	$691,611	$559,977	$1,288,905	$1,050,736
Cost of sales	472,297	400,555	888,720	751,189

Gross profit	219,314	159,422	400,185	299,547

Selling, general and administrative expenses	153,423	116,112	301,013	236,238

Operating income	65,891	43,310	99,172	63,309

Other expense:
Interest expense, net	4,546	5,589	9,436	11,498
Miscellaneous, net	1,324	416	1,860	1,260

Income before income taxes	60,021	37,305	87,876	50,551

Income tax expense, net	18,549	9,699	26,627	13,143

Net income	$41,472	$27,606	$61,249	$37,408

Basic EPS	$0.63	$0.43	$0.93	$0.58
Diluted EPS	$0.60	$0.41	$0.89	$0.55

Shares outstanding – basic	65,584	64,660	65,556	64,914
Shares outstanding – diluted	69,330	68,136	69,172	68,182

See Notes to Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002
($000s omitted)
(Unaudited)

	Six months ended
	December 31,

	2003	2002

Cash flows from operating activities:
Net income	$61,249	$37,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,542	45,288
(Gain) loss on disposition of assets	(298)	(564)

Changes in working capital, net of acquisition/disposition effects:
Decrease (increase) in:
Receivables	(1,055)	25,750
Inventories	52,641	(33,694)
Other current assets	2,365	6,050
Increase (decrease) in:
Accounts payable	(41,315)	(28,599)
Accrued liabilities	45,273	28,165
Other operating activities	5,486	1,090

Net cash provided by (used in) operating activities	$175,888	$80,894

Cash flows from investing activities:
Payment for purchase of companies, net of cash acquired	$(27,545)	$(2,979)
Proceeds from asset dispositions	3,744	1,978
Capital expenditures and software development	(62,160)	(60,952)
Other items, net	1,045	2,399

Net cash provided by (used in) investing activities	$(84,916)	$(59,554)

Cash flows from financing activities:
Net increase (decrease) in short-term borrowings	$(161)	$(1,317)
Increase (decrease) in long-term debt	(30,697)	(21,610)
Debt issuance costs	(94)	(793)
Repurchase of common stock	---	(15,448)
Dividends paid to shareholders	(1,639)	(1,619)
Exercise of stock options and other benefits, net	7,261	2,962

Net cash flow provided by (used in) financing activities	$(25,330)	$(37,825)

Effect of exchange rates changes on cash	4,376	2,867

Net increase (decrease) in cash and cash equivalents	$70,018	$(13,618)

Cash and cash equivalents at beginning of period	147,911	116,253

Cash and cash equivalents at end of period	$217,929	$102,635

Supplemental disclosures of cash flow information:
Interest paid	$9,319	$11,636
Income taxes paid (refunds received)	$(2,949)	$1,229

Supplemental schedule of non-cash investing activities:
Fair value of assets acquired	$35,678	$10,906
Cash paid for the assets	$27,545	$2,980

Liabilities assumed	$8,133	$7,926

See Notes to Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The Company's unaudited, condensed consolidated financial statements at December 31, 2003 and for the three and six months ended December 31, 2003 and 2002, have been prepared pursuant to rules and regulations of the Securities and Exchange Commission for interim reporting.  These condensed consolidated financial statements do not include all information and footnote disclosures normally included in the audited financial statements.  However, in the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows for the periods presented.  Operating results for the three and six months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004 due to seasonal, economic and other factors.

Where necessary, information for prior periods has been reclassified to conform to the consolidated financial statement presentation for the corresponding periods in the current fiscal year.   For the three and six months ended December 31, 2002, the Company reclassified $4.9 million and $9.5 million, respectively, of selling, general and administrative expenses to cost of sales to conform to the full-year fiscal 2003 presentation.

These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

Note 2.  Inventories

Inventories consist of the following:

	December 31,	June 30,
($000s omitted)	2003	2003

Finished goods and inventory purchased for resale	$114,453	$126,729
Work in process	48,367	54,733
Raw materials and supplies	144,803	168,164

Total inventories	$307,623	$349,626

Inventories are stated at the lower of cost or market.  The cost of inventories is based on the first-in, first-out (FIFO) method.

Note 3.  Warranties

The Company warrants its products to be free from defects in materials and workmanship for periods ranging from 90 days to five years from the date of purchase, depending on the product.  The warranty is a limited warranty, which imposes certain shipping costs on the customer and excludes deficiencies in appearance except for those evident when the product is delivered.  The Company's dealers normally perform warranty service for loudspeakers and electronics in the field, using parts supplied on an exchange basis by the Company.  Warranties in international markets are generally similar to those in the domestic market.  Estimated warranty liabilities are based upon sales volumes, mix of products sold and past experience with similar types of products. Details of the estimated warranty liability for the six months ended December 31, 2003 and 2002 are as follows and are included in accrued liabilities:

	Six months ended
	December 31,

($000s omitted)	2003	2002

Beginning balance	$21,122	$12,495
Warranty provisions	22,042	13,503
Warranty payments (cash or in-kind)	(15,619)	(11,471)

Ending balance	$27,545	$14,527

Note 4.  Comprehensive Income

Comprehensive income and its components for the three and six months ended December 31, 2003 and 2002 are presented below.

	Three months ended December 31,		Six months ended December 31,

($000s omitted)	2003	2002	2003	2002

Net income	$41,472	$27,606	$61,249	$37,408
Other comprehensive income (loss):
Foreign currency translation	39,354	22,834	47,453	20,530
Unrealized gains (losses) on hedging	(4,708)	(3,964)	(5,138)	(4,149)
Minimum pension liability adjustment	(7)	(60)	(7)	(56)

Total other comprehensive income	$76,111	$46,416	$103,557	$53,733

The components of accumulated other comprehensive income as of December 31, 2003 and June 30, 2003 and the activity for the six months ended December 31, 2003 are presented below.

	Cumulative	Hedging	Minimum	Other
	Translation	Derivative	Pension	Comprehensive
($000s omitted)	Adjustment	Loss	Liability	income (loss)

June 30, 2003	$11,548	$(10,605)	$(6,462)	$(5,519)
Foreign currency translation adjustments	47,453	---	---	47,453
Change in fair value of foreign currency cash flow hedges	---	(5,138)	---	(5,138)
Minimum pension liability adjustment	---		(7)	(7)

December 31, 2003	$59,001	$(15,743)	$(6,469)	$36,789

Note 5. Earnings Per Share

	Three months ended December 31,

	2003		2002

(000s omitted except per share amounts)	Basic	Diluted	Basic	Diluted

Net income	$41,472	41,472	27,606	27,606

Weighted average shares outstanding	65,584	65,584	64,660	64,660
Employee stock options	---	3,746	---	3,476

Total weighted average shares outstanding	65,584	69,330	64.660	68,136

Earnings per share	$0.63	0.60	0.43	0.41

	Six months ended December 31,

	2003		2002

(000s omitted except per share amounts)	Basic	Diluted	Basic	Diluted

Net income	$61,249	61,249	37,408	37,408

Weighted average shares outstanding	65,556	65,556	64,914	64,914
Employee stock options	---	3,616	---	3,268

Total weighted average shares outstanding	65,556	69,172	64,914	68,182

Earnings per share	$0.93	0.89	0.58	0.55

For all periods presented, share and per share amounts have been restated to reflect the two-for-one stock split that was approved by the Company's stockholders on November 12, 2003.  SeeNote 12 - Stock Split for additional information.

Certain options were outstanding and not included in the computation of diluted net earnings per share because the sum of the options' exercise prices, related tax benefit and compensation cost not yet recognized were greater than the average market price of the common shares, therefore the exercise of these options would have been anti-dilutive.  Options to purchase 503,413 shares of common stock at prices ranging from $50.03 to $69.50 per share during the second quarter ended December 31, 2003 and options to purchase 21,130 shares of common stock at $28.94 per share during the second quarter ended December 31, 2002 were not included in the computation of diluted earnings per share because the exercise of these options would have been antidilutive.

Options to purchase 300,457 shares of common stock at prices ranging from $50.03 to $69.50 per share during the six months ended December 31, 2003 and options to purchase 12,652 shares of common stock at prices ranging from $26.64 to $28.94 per share during the six months ended December 31, 2002 were not included in the computation of diluted earnings per share because the exercise of these options would have been antidilutive.

Note 6. Stock Options

Effective July 1, 2002, the Company adopted the fair value method of stock based compensation under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation" for all options granted after June 30, 2002.  Under SFAS 123, the Company recognizes option related expenses over the vesting period of those options.  The Company expensed $2.5 million during the quarter ended December 31, 2003 for stock options granted after June 30, 2002 compared to $1.6 million for the same period last year.  For stock options granted after June 30, 2002, the Company expensed $4.3 million for the six months ended December 31, 2003 and $1.7 million for the six months ended December 31, 2002.

Note 7. Segmentation

The Company designs, manufactures and markets high-quality audio products and electronics systems for the consumer and professional markets.  The Company is organized into reporting segments by the end-user markets they serve - consumer and professional.  Our chief operating decision makers evaluate performance and allocate resources based on net sales, operating income and working capital in each of the segments.

The Consumer Systems Group has operating segments, which design, manufacture and market audio and electronic systems for vehicle, home audio, video and computer applications.  Consumer products are marketed worldwide under brand names including Harman/Kardon, Becker, JBL, Infinity, Revel, Lexicon and Mark Levinson.

The Professional Group designs, manufactures and markets loudspeakers and electronics used by audio professionals in concert halls, stadiums, airports and other buildings and for recording, broadcast, cinema and music reproduction applications.  Professional products are marketed worldwide under brand names including JBL, AKG, Crown, Studer, Soundcraft, Lexicon, Digitech and dbx.

The following table reports external net sales and operating income (loss) by segment for the three and six months ended December 31, 2003 and 2002.

	Three months ended		Six months ended
	December 31,		December 31,
($000s omitted)	2003	2002	2003	2002

Net sales:
Consumer Systems Group	$571,604	$447,877	$1,061,781	$837,632
Professional Group	120,007	112,100	227,124	213,104
Other	---	---	---	---

Total	$691,611	$559,977	$1,288,905	$1,050,736

Operating income (loss):
Consumer Systems Group	$80,722	$43,775	$125,954	$75,334
Professional Group	(5,387)	5,844	(2,538)	6,003
Other	(9,444)	(6,309)	(24,244)	(18,028)

Total	$65,891	$43,310	$99,172	$63,309

Other operating income (loss) is primarily comprised of corporate expenses, net of business unit allocations.

Note 8.  Derivatives

The Company uses foreign currency forward contracts to hedge a portion of its forecasted transactions.  These forward contracts are designated as foreign currency cash flow hedges and recorded at fair value in the Company's consolidated balance sheet.  The recorded fair value is balanced by an entry to other comprehensive income (loss) in the balance sheet until the underlying forecasted foreign currency transaction occurs.  When the transaction occurs, the gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income (loss) to the same line item in the statement of operations in which the foreign currency gain or loss on the underlying hedged transaction is recorded.  If the underlying forecasted transaction does not occur, the amount recorded in accumulated other comprehensive income (loss) is reclassified to the miscellaneous, net, line of the statement of operations in the then-current period.

Because the amounts and the maturities of the derivatives approximate those of the forecasted exposures, changes in the fair value of the derivatives are highly effective in offsetting changes in the cash flows of the hedged items.  Any ineffective portion of the derivatives is recognized in current earnings.

As of December 31, 2003, the Company had contracts to purchase and sell the equivalent of approximately $51.3 million of various currencies to hedge future foreign currency purchases and sales.  These contracts mature on various dates through June 2004.  The Company recorded approximately $2.3 million in net losses from cash flow hedges of forecasted foreign currency transactions in the six months ended December 31, 2003 compared to $0.8 million in net gains in the same period last year.  As of December 31, 2003, the amount that will be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months that is associated with these hedges is a loss of approximately $5.9 million.

The Company has entered into cross currency swaps to hedge future cash flows due from foreign consolidated subsidiaries under operating lease agreements.  As of December 31, 2003, the Company had swap contracts in place to purchase and sell the equivalent of approximately $29.5 million in various currencies to hedge quarterly lease commitments through March 2006.  The valuation calculation related to the cross currency swaps was a negative $1.7 million for the six months ended December 31, 2003.  As of December 31, 2003, the amount that will be reclassified from accumulated other comprehensive income (loss) to earnings through the end of fiscal year 2004 is a loss of $5.6 million.

The Company entered into swap contracts in August 2001 and October 2001 to effectively convert interest on $150 million principal amount of its 7.32 percent senior notes due July 1, 2007, from a fixed rate to a floating rate. The Company also entered into swap contracts in March 2002 and April 2002 to effectively convert interest on $200 million of the $300 million principal amount of its 7.125 percent senior notes due February 15, 2007, from a fixed rate to a floating rate.  In December 2003, the Company purchased and retired $10 million of its 7.32 percent senior notes due July 1, 2007 reducing the outstanding principal amount of these notes from $150 million to $140 million.  Also in December 2003, the Company unwound $10 million of its $150 million interest rate swap contract that hedged the retired notes, reducing the notional amount of the swap from $150 million to $140 million.

The objective of these interest rate swap contracts is to offset changes in the fair value of the Company’s fixed rate debt caused by interest rate fluctuations.  The interest rate swap contracts are carried at fair value on the Company’s consolidated balance sheet and the related hedged portion of fixed-rate debt is carried at the remaining principal amount, net of the valuation adjustment for the change in fair value of the debt obligation attributable to the hedged risk.  The valuation adjustment at December 31, 2003, was a positive $23.0 million.

Changes in the fair value of the interest rate swaps and the offsetting changes in the carrying value of the hedged fixed-rate debt are recognized in interest expense in the Company’s consolidated statement of operations.

Note 8.  Derivatives (continued)

At December 31, 2003, the Company had contracts to purchase and sell the equivalent of $219.9 million of various currencies to hedge foreign currency denominated loans to foreign subsidiaries.  These contracts mature on various dates through June 2004.  These loans are of a long-term nature.  Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans.  At December 31, 2003 market value on these contracts was a negative $8.3 million.

Note 9.  Commitments and Contingencies

The Company has operating lease arrangements for certain machinery and equipment used in several of its production facilities.  These leases expire over the next two years.  Upon expiration of the leases, the Company has the option to purchase the leased equipment for approximately $22 million and the Company has guaranteed the lessors that the equipment will have a residual value of approximately $18 million.  No amount has been accrued for the Company's obligation at the end of the lease term.

At December 31, 2003, the Company and its subsidiaries were involved in several legal actions.  The outcome cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on the Company’s financial position or results of operations.

Harman's Board of Directors has authorized the repurchase of a total of 16.0 million shares of common stock.  Through December 31, 2003, the Company had acquired and placed in treasury 12,696,400 shares of its common stock at a total cost of $171.9 million.  The Company did not repurchase any shares of common stock during the six months ended December 31, 2003. The Company expects future share repurchases to be funded with cash generated by operations.  The Board of Directors, at its meeting in June 2003, approved a debt repurchase program of up to $100 million of outstanding debt securities.  The Company had repurchased $10.0 million of outstanding debt securities at December 31, 2003.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to all outstanding and unvested awards in each period presented:

(000s omitted except per share amounts)	Three months ended December 31,		Six months ended December 31,

	2003	2002	2003	2002

Reported net income	$41,472	$27,606	$61,249	$37,408
Add: Stock based employee compensation expense included in reported net income, net of tax	1,786	1,147	3,082	1,235
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	2,272	2,007	4,176	3,132

Net income, pro forma	$40,986	$26,746	$60,155	$35,511

Basic EPS, as reported	$0.63	$0.43	$0.93	$0.58
Basic EPS, pro forma	0.62	0.41	0.92	0.55

Diluted EPS, as reported	$0.60	$0.41	$0.89	$0.55
Diluted EPS, pro forma	0.59	0.39	0.87	0.52

Note 11. Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51."  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 will be applicable for the first interim or annual period beginning after December 15, 2003.  In July 2003, the FASB added a limited scope project to its agenda to modify FIN 46.  In December 2003, the FASB released a revised version of FIN 46 (hereafter referred to as FIN 46R) clarifying certain aspects of FIN 46 and providing certain entities with exemptions from the requirements of FIN 46.  The Company has adopted the provisions of FIN 46R.  The adoption of FIN 46R did not have a material impact on the Company's financial position or results of operations.

In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables."  EITF No. 00-21 addresses the accounting for contractual arrangements in which revenue-generating activities are performed.  In some situations, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of fair values to account separately for the different deliverables (that is, there are separate units of accounting).  In other situations, some or all of the different deliverables are closely interrelated or there is not sufficient evidence of fair value to account separately for the different deliverables.  EITF 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting.  EITF 00-21 is effective for interim periods beginning after June 30, 2003.  The adoption did not have a material impact on the Company's financial position or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement on Derivative Instruments and Hedging Activities."  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities."  SFAS No. 149 is effective for all contracts created or modified after June 30, 2003.  The Company adopted SFAS 149 on July 1, 2003. The adoption of SFAS 149 did not have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."  This statement requires the classification of certain financial instruments that embody obligations for the issuer as liabilities (or assets in some circumstances).  This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company does not have financial instruments within the scope of SFAS No. 150.  Therefore, adoption of this statement did not impact the Company's consolidated financial statements.

In December 2003, the FASB issued a revised version of SFAS No. 132 "Employer's Disclosures about Pensions and Other Postretirement Benefits."  This statement requires additional disclosures about assets, obligations, cash flows and net periodic benefit costs of defined benefit plans and other defined benefit postretirement plans.  The disclosure requirements are effective for annual financial statements with fiscal years ending after December 15, 2003 and for interim periods beginning after December 15, 2003.  The Company will adopt the SFAS No. 132 for the quarter ending March 31, 2004.

Note 12. Stock Split and Amendment to Certificate of Incorporation

On October 1, 2003, the Company announced that its Board of Directors had approved a two-for-one split of its common stock contingent upon stockholder approval of an amendment to the Company's certificate of incorporation to increase the number of authorized shares of common stock from 100 million to 200 million shares.  Stockholders of record as of the close of business on September 15, 2003 were entitled to vote on the proposals.  On November 12, 2003, the proposals to approve the two-for-one stock split and the amendment to the certificate of incorporation were approved by the stockholders at the Company's annual meeting.  All share and per share amounts in this report have been restated to reflect the stock split for all periods presented.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW

The Company designs, manufactures and markets high-quality, high fidelity audio products and electronic systems for consumer and professional markets.  The Company is organized into reporting segments based on the end-user markets they serve.  The Consumer Systems Group designs, manufactures and markets loudspeakers, audio electronics and infotainment systems for vehicles, home audio, video and computer applications.  The Professional Group designs, manufactures and markets loudspeakers and electronics used by audio professionals in concert halls, stadiums, airports and other buildings and for recording, broadcast, cinema and music reproduction applications.

Results of operations depend primarily on the sales of audio products and electronic systems in these two markets.  The Company experiences seasonal fluctuations in sales and earnings.  The first quarter is generally the weakest due to automotive model changeovers and the summer holidays in Europe.  The Company's results in sales and earnings may vary due to customer acceptance of our products, general economic condition and competitor offerings.

The Company's products are sold worldwide with the largest markets being the U.S. and Germany.  The Company's primary manufacturing facilities in the U.S. are located in California, Indiana, Kentucky and Utah.  The Company's primary manufacturing facilities outside the U.S. are located in Germany, Austria, the United Kingdom, Mexico, France, Sweden and Hungary.

RESULTS OF OPERATIONS

Sales

Worldwide net sales for the second quarter ended December 31, 2003 were $691.6 million compared to $560.0 million in the same period last year, an increase of 24 percent.  Currency rates fluctuated significantly when compared to the same period in the prior year.  Foreign currency exchange rate fluctuations contributed approximately $67.1 million to the increase in net sales compared to the same period last year.  For the six months ended December 31, 2003, worldwide net sales were $1.289 billion compared to net sales of $1.051 billion in the same period last year, an increase of 23 percent.  Foreign currency exchange rate fluctuations contributed approximately $114.6 million to the increase in net sales for the six months ended December 31, 2003.

Presented below is a summary of sales by business segment for the second quarter and six months ended December 31, 2003:

	Three months ended December 31,				Six months ended December 31,

(000s omitted)	2003	%	2002	%	2003	%	2002	%

Net sales:
Consumer Systems Group	$571,604	83%	$447,877	80%	$1,061,781	82%	$837,632	80%
Professional Group	120,007	17%	112,100	20%	227,124	18%	213,104	20%

Total	$691,611	100%	$559,977	100%	$1,288,905	100%	$1,050,736	100%

Consumer Systems Group reported net sales of $571.6 million for the second quarter ended December 31, 2003 compared to $447.9 million in the same period last year, an increase of 28 percent.  Foreign currency exchange rate fluctuations contributed approximately $61.5 million to the increase in Consumer Systems Group net sales in the second quarter.  Net sales also increased due to higher sales to automotive customers.  Sales to automotive customers increased 42 percent ($136.7 million) over the second quarter of fiscal 2003, due primarily to increased sales of infotainment systems to European automakers and increased sales of premium branded audio systems to Toyota and Lexus.  In the quarter, sales increased, in part, due to higher sales of infotainment systems for the BMW 5 Series.  Sales to BMW were favorably impacted when another supplier to BMW was unable to fulfill BMW's requirements for certain models of its 5 Series and the Company was able to successfully fulfill those orders.  We cannot predict if, or to what degree, sales to BMW in future periods will be affected by similar circumstances.  Consumer home audio sales of speakers and electronics to retail customers decreased $4.9 million compared to the prior year primarily due to lower Specialty Group (Mark Levinson brand) sales.  Sales to computer manufacturers were lower by $8.1 million primarily due to the phase out of several supply agreements with computer manufacturers.

Consumer Systems Group reported net sales of $1.062 billion for the six months ended December 31, 2003 compared to $837.6 million in the same period last year, an increase of 27 percent.  Foreign currency exchange rate fluctuations contributed approximately $105.4 million to the increase in Consumer Systems Group net sales for the six months ended December 31, 2003.  For the six months ended December 31, 2003, sales to automotive customers increased 40 percent ($246.4 million) compared to the same period last year.  Increased sales of infotainment systems to European automakers and increased sales of premium branded automotive audio systems to domestic automakers both contributed to the increase over prior year.  Sales were also favorably impacted due to higher sales to BMW for its 5 Series platform as described above.  For the six months ended December 31, 2003, sales of speakers and electronics to retail customers decreased $6.8 million compared to the prior year and sales to computer manufacturers were down $15.4 million compared to the prior year.

Professional Group reported net sales of $120.0 million for the second quarter ended December 31, 2003 compared to $112.1 million in the same period last year, an increase of $7.9 million or 7 percent.  The impact of foreign currency exchange rate fluctuations contributed approximately $5.6 million to the increase in net sales in the quarter compared to the prior year.  JBL, Harman Music Group, UK Mixer and AKG all contributed to the higher sales above last year's levels while the remainder of the group experienced slightly lower sales from the previous year.

For the six months ended December 31, 2003, Professional Group reported net sales of $227.1 compared to $213.1 in the same period last year, an increase of $14.0 million or 7 percent.  Foreign currency exchange rate fluctuations contributed approximately $9.2 million to the increase in net sales.  AKG continues to contribute to the sales growth with strong sales of microphones to the automotive customers.  JBL, Crown, Harman Music Group, AKG and UK Mixer all reported sales increases while Studer reported lower sales from the previous year.

Gross Profit

The gross profit margin for the quarter ended December 31, 2003 was 31.7 percent ($219.3 million) compared to 28.5 percent ($159.4 million) in the same period last year.  Gross profit margin for the quarter ended December 31, 2003 increased primarily due to higher sales to automotive customers, which resulted in a shift in the Company's overall product mix to higher margin products.  Gross profit margin also improved due to several infotainment programs that were in the initial production phases in the prior period last year.  These include Mercedes-Benz E Class and BMW 7 Series.  Gross margin increases were offset by a write-down of $5.6 million for impaired assets at AKG.  The Company determined that the long-term prospects of the AKG OEM telecom business are not as strong as previously expected and certain assets required an impairment provision.  Management continues to believe that sales of infotainment and audio systems to automotive customers will continue to represent an increased percentage of sales throughout fiscal 2004, compared to the prior year.

The gross profit margin for the six months ended December 31, 2003 was 31.0 percent ($400.2 million) compared to 28.5 percent ($299.5 million) in the same period last year.  Higher sales to automotive customers and improved margins at JBL, Crown and Harman Music Group all contributed to the higher margins for the six months ended December 31 2003.

Selling, General and Administrative Expenses

Selling, general and administrative costs as a percentage of sales were 22.2 percent ($153.4 million) for the quarter ended December 31, 2003 and 23.4 percent of sales ($301.0 million) for the six months ended December 31, 2003.  Selling, general and administrative costs were 20.7 percent of sales ($116.1 million) for the second quarter ended December 31, 2002 and 22.5 percent of sales ($236.2 million) for the six months ended December 31, 2002.  Selling, general and administrative expenses primarily increased due to higher research and development costs.  Consolidated research and development costs were $53.6 million for the second quarter of fiscal 2004 compared to $29.2 million in the same period in the prior year and $100.6 million and $64.8 million, respectively, for the six months ended December 31, 2003 and 2002.  The Consumer Systems Group research and development costs represent the majority of the increase, primarily due to the continued increased spending associated with the development of infotainment systems for automotive customers.  The Company expects research and development expenses to remain at current levels throughout fiscal 2004.  For the second quarter and six months ended December 31, 2003, selling, general and administrative expenses includes other operating expenses at Studer ($1.8 million) and UK Mixer ($1.8 million) related to integrating the two businesses.  Selling, general and administrative expenses also include the cost associated with expensing stock options in accordance with SFAS 123.  Stock option expense for the second quarter and six months ended December 31, 2003, was $2.5 million and $4.3 million, respectively, compared to $1.6 million and $1.7 million, respectively, for the same periods last year.

Operating Income

Operating income as a percentage of sales was 9.5 percent ($65.9 million) for the second quarter ended December 31, 2003, compared to 7.7 percent ($43.3 million) for the same period in the prior year.  Operating income as a percent of sales was 7.7 percent ($99.2 million) for the six months ended December 31, 2003, compared to 6.0 percent ($63.3 million) for the same period in the prior year.  Operating income as a percentage of sales for the second quarter and six months ended December 31, 2003 increased primarily due to a change in product mix as a greater percentage of the Company’s sales during these periods were from higher margin Consumer System Group sales to automobile manufacturers.  Operating income as a percentage of sales for the second quarter and six months ended December 31, 2003, was offset due to lower operating margins at Studer and AKG, primarily due to the write down of impaired assets at AKG and reorganization costs at Studer to combine Studer into the UK Mixer Group.

Interest Expense

Interest expense was $4.5 million for the second quarter ended December 31, 2003 compared to $5.6 million in the same quarter last year.  For the six months ended December 31, 2003, interest expense was $9.4 million compared to $11.5 million in the same period last year.  Weighted average borrowings outstanding were $464.2 million for the second quarter ended December 31, 2003 and $464.9 million for the six months ended December 31, 2003, compared to $465.4 million and $452.4 million, respectively, for the same periods in the prior year.  The weighted average borrowings exclude the average fair value of the interest rate swaps of $24.7 million and $25.5 million for the second quarter and six months ended December 31, 2003, respectively, and average swap values of $29.1 million and $24.0 million for the three and six months ended December 31, 2002, respectively.

The weighted average interest rate on borrowings was 3.9 percent for the second quarter ended December 31, 2003 and 4.1 percent for the six months ended December 31, 2003.  The weighted average interest rates for the comparable periods in the prior year were 4.8 percent and 5.1 percent, respectively.  The Company reduced interest expense through the use of interest rate swaps, effectively converting fixed rate debt to lower floating rates for the three and six months ended December 31, 2003 and 2002.

Miscellaneous Expenses

Miscellaneous expenses were $1.3 million for the second quarter ended December 31, 2003 and $1.9 million for the six months ended December 31, 2003 compared to $0.4 million and $1.3 million, respectively, in the same periods last year.  Miscellaneous expenses are comprised primarily of bank charges and include a net $0.5 million expense for costs associated with the repurchase in December 2003 of $10 million principal amount of the Company's 7.32 percent senior notes.

Income Taxes

Income taxes for the second quarter ended December 31, 2003, were $18.5 million, compared to $9.7 million in the prior year.  For the six months ended December 31, 2003, the Company reported income tax expense of $26.6 million, compared with income tax expense of $13.1 million, for the same period last year.

The effective tax rate for the second quarter ended December 31, 2003, was 30.9 percent, compared to 26.0 percent in the prior year.  The effective tax rate for the six months ended December 31, 2003, was 30.3 percent compared to 26.0 percent in the same period last year.  The Company projects the tax rate for the current fiscal year to be between 30 percent and 31 percent.  The effective tax rate is higher in the current periods as a result of a change in the tax laws in Europe and more income being taxed at the highest marginal rate than previously estimated.  The effective tax rates in fiscal 2004 and 2003 are below the U.S. statutory rate due to utilization of tax credits, realization of certain tax benefits for United States exports and the utilization of tax loss carryforwards at certain foreign subsidiaries.  The Company determines its effective tax rate based upon its current estimate of annual results.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company finances its working capital requirements primarily through cash generated by operations, cash borrowings and trade credit.

The Company’s long-term debt at December 31, 2003, consisted primarily of $300 million of 7.125 percent senior notes, due February 15, 2007, and $140 million of 7.32 percent senior notes due July 1, 2007.  In December 2003, the Company purchased and retired $10 million of its 7.32 percent senior notes, reducing the outstanding principal amount from $150 million to $140 million.

The Company is party to a $150 million multi-currency revolving credit facility with a group of eight banks.  This facility expires on August 14, 2005.  At December 31, 2003 the Company had no borrowings and outstanding letters of credit of $18.5 million under this facility.  Unused availability under the revolving credit facility was $131.5 million at December 31, 2003.  The interest rates under the revolving credit facility float with base rates.  The Company also had capital leases and other long-term debt of $11.1 million at December 31, 2003.

Capital expenditures for the second quarter ended December 31, 2003, were $34.2 million, compared to $33.8 million in the prior year.  Capital expenditures for the six months ended December 31, 2003 were $62.2 million compared to $61.0 million for the same period last year.  The slight increase from the prior period is due primarily to facilities expansion projects required to accommodate added production for automotive customers.

Net working capital at December 31, 2003 was $494.7 million, compared with $480.2 million at June 30, 2003.  Working capital increased $14.5 million from June 30, 2003 primarily due to higher cash and cash equivalents and receivables balances at December 31, 2003.  The net working capital increase was offset by lower inventory and higher accrual balances at December 31, 2003 compared to the June 30, 2003 balances.

Total shareholders’ equity at December 31, 2003 was $769.2 million compared with $655.8 million at June 30, 2003.  The increase is primarily due to net income of $61.2 million and positive foreign currency translation of $47.5 million due to the strengthening of the Euro against the U.S. dollar.

The Company did not repurchase any shares of common stock in the six months ended December 31, 2003.  Since the share repurchase program began in 1998, the Board of Directors has authorized the repurchase of a total of 16.0 million shares.  From the inception of the share repurchase program through December 31, 2003, the Company has acquired and placed in treasury 12,696,200 shares of its common stock at a total cost of $171.9 million.  Future share repurchases are expected to be funded with cash generated by operations.

The Company will continue to have cash requirements to support seasonal working capital needs, capital expenditures, interest and principal payments, dividends and share repurchases.  The Company intends to use cash on hand, cash generated by operations and borrowings under its existing revolving credit facility to meet these needs.  The Company believes that cash from these sources will be adequate to meet its cash requirements over the next 12 months.  At December 31, 2003, the Company had $217.9 million of cash and cash equivalents compared to $147.9 million at June 30, 2003.

The Company has restrictions on dividends and stock repurchases under its revolving credit agreement and the indenture under which the Company’s 7.32 percent senior notes due July 2007 were issued.  The most restrictive of these covenants would limit the Company’s ability to make dividend payments and to purchase capital stock to $55.6 million for the remainder of fiscal 2004.  Neither the credit agreement nor the indentures for the senior notes restrict the Company from transferring assets to or from its subsidiaries in the form of loans, advances or cash dividends.

The Company is subject to various risks (as discussed under the caption "Forward Looking Statements") including dependence on key customers.  For the six months ended December 31, 2003, sales to DaimlerChrysler and BMW accounted for 28.9 percent and 13.5 percent, respectively, of the Company's total consolidated sales.  Accounts receivable due from DaimlerChrysler and BMW accounted for 22.3 percent and 7.7 percent, respectively, of total consolidated accounts receivable at December 31, 2003.  In the same period last year, sales to DaimlerChrysler and BMW accounted for 23.2 percent and 7.8 percent, respectively, of the Company's total consolidated sales.  Accounts receivable due from DaimlerChrysler and BMW accounted for 17.0 percent and 5.8 percent, respectively, of total consolidated accounts receivable at December 31, 2002.

The Company anticipates that DaimlerChrysler and BMW will continue to account for a significant portion of our sales and receivables for the foreseeable future.  DaimlerChrysler and BMW are not obligated to any long-term purchase of our products.  The loss of sales to DaimlerChrysler and/or BMW could have a material adverse effect on our consolidated sales, earnings and financial position.

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

•	model-year changeovers in the automotive industry;

•	our ability to satisfy contract performance criteria, including technical specifications and due dates;

•	competition in the consumer and/or professional markets in which we operate;

•	the outcome of pending or future litigation and administrative claims, including patent and environmental matters;

•	the loss of one or more significant customers, including our automotive customers;

•	changes in foreign currency rates;

•	our ability to adapt to technological advances and innovation on a cost-effective and timely basis;

•	general economic conditions; and

•	world political stability.

In light of these risks and uncertainties, we cannot assure you that the results and events contemplated by the forward-looking statements contained in this report will in fact transpire.  For additional information regarding the factors that may affect our actual financial condition and results of operations, see the information under the caption "Forward Looking Statements" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Securities and Exchange Commission requires the Company to include information about potential effects of market risks, including changes in interest rates and currency exchange rates, on our financial statements.  Since June 30, 2003 there have been no material changes in the qualitative aspects of the Company’s market risk profile.

Interest Rate Risk

The Company entered into swap agreements in August 2001 and October 2001 to effectively convert interest on $150 million principal amount of 7.32 percent senior notes due July 1, 2007 from a fixed rate to a floating rate.  The Company entered into swap agreements in March 2003 and April 2003 to effectively convert interest on $200 million of the $300 million principal amount of its 7.125 percent senior notes due February 15, 2007, from a fixed rate to a floating rate.  In December 2003, the Company purchased and retired $10 million of its 7.32 percent senior notes due July 1, 2007 reducing the outstanding principal amount of these notes from $150 million to $140 million.  Also in December 2003, the Company unwound $10 million of its interest rate swap that hedged the retired notes reducing the notional amount of the swap from $150 million to $140 million.

To assess exposure to interest rate changes, the Company prepared a sensitivity analysis assuming a hypothetical 100 basis point change in interest rates across all maturities.  At December 31, 2003, this analysis indicated that a 100 basis point increase or decrease in interest rates would increase or decrease net income, on an annualized basis, net of taxes, by approximately $1.2 million.

The Company is subject to counterparty risk under the interest rate swaps described above.  Counterparties or interest rate movements may expose the Company to losses in the event of non-performance.  The Company does not, however, anticipate any such nonperformance.

Foreign Currency Risk

The effect of changes in currency exchange rates, principally the change in the value of the Euro compared to the U.S. dollar, has an impact on the Company’s reported results when the financial statements of foreign subsidiaries are translated into U.S. dollars.  Since June 30, 2003 (the end of our prior fiscal year), the Euro has increased approximately 9 percent when compared to the U.S. dollar.

To assess exposure to foreign currency changes, the Company prepared an analysis assuming a hypothetical 10 percent change in foreign currency rates across all currencies used by our subsidiaries.  This analysis indicated that a 10 percent increase or decrease in foreign exchange rates would have increased or decreased income before income taxes by $7.7 million and $6.9 million, respectively, for the six months ended December 31, 2003.

In addition to the United States, the Company maintains significant operations in Germany, the United Kingdom, France, Austria, Hungary, Mexico, China and Sweden.  As a result, we have exposure to foreign currency gains and losses.  The Company hedges a portion of this foreign currency exposure by incurring liabilities, including loans, denominated in the local currencies where our subsidiaries are located.

The Company purchases products and raw materials in various currencies.  As a result, the Company may be exposed to cost increases relative to local currencies in the markets in which it sells products.  To mitigate this risk, the Company enters into foreign exchange contracts and other hedging activities.  Foreign currency positions are also partially offsetting and are netted against one another to reduce exposure.

The Company is exposed to market risks arising from changes in foreign exchange rates, principally the change in the value of the Euro compared to the U.S. dollar.  Competitive conditions in the Company’s markets may limit its ability to increase prices in the event of adverse changes in currency exchange rates.  For example, certain products made in the U.S. are sold outside of the U.S.  Sales of these products are affected by the value of the U.S. dollar relative to other currencies.  Any long-term strengthening of the U.S. dollar could depress the demand for these U.S. manufactured products and reduce sales.  However, due to the multiple currencies involved in the Company’s business and the netting effect of various simultaneous transactions, the Company’s foreign currency positions are partially offsetting.

See Note 8 to the financial statements included in this report and the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 for more information regarding the Company’s exposure to market risk.

Item 4.                                               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures  Under the supervision and with the participation of the Company’s management, including the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10‑Q.  Based on that evaluation, the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effectiveto provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.  The Company notes that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Change in Internal Control Over Financial Reporting  There has not been any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities and Exchange Commission under the Securities Act of 1934) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II:  OTHER INFORMATION

Item 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 2003 Annual Meeting of Stockholders was held on November 12, 2003.  The following items of business were presented to the stockholders at the annual meeting.  The numbers of votes or abstentions below have not been adjusted to reflect the stock split described above.

Election of Directors

At the annual meeting, three directors were elected to serve terms expiring at the Company's 2006 Annual Meeting of Stockholders.  The vote with respect to the election of these directors was as follows:

Name	Total Vote for Each Director	Total Vote Withheld From Each Director

Edward H. Meyer	29,440,202	923,210
Gregory P. Stapleton	29,820,948	542,464
Stanley A. Weiss	29,428,229	935,183

Sidney Harman, Shirley Mount Hufstedler, Bernard A. Girod and Ann McLaughlin Korologos continue to serve as directors of the Company.

Stock Split and Related Amendment to Certificate of Incorporation

At the annual meeting, the stockholders approved a two-for-one split of the Company's common stock and a related amendment to the certificate of incorporation to increase the number of shares of common stock authorized to be issued under the certificate of incorporation from 100 million to 200 million.  The vote on such proposal was as follows:

For                                           29,347,906
Against                                       1,007,080
Abstentions                                        8,426
Broker Non-Votes                                    0
                                    Total     30,363,412

Item 6.		Exhibits and Reports on Form 8-K

	(a)	Exhibits required by Item 601 of Regulation S-K

		3.1	Restated Certificate of Incorporation of the Company, as amended.

		10.1	Amendment No. 2 to the Harman International Industries, Inc. Deferred Compensation Plan, effective December 16, 2003.

		10.2	First Amendment to the Harman International Industries, Incorporated Retirement Savings Plan, dated as of November 8, 2002.

		10.3	Fourth Amendment to the Harman International Industries, Incorporated Retirement Savings Plan, dated as of November 12, 2003.

		31.1	Certification of Sidney Harman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	Certification of Bernard A. Girod pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.3	Certification of Frank Meredith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32.1	Certification of Sidney Harman, Bernard A. Girod and Frank Meredith, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(b)	Reports on Form 8-K

During the quarter ended December 31, 2003, the Company furnished a Report on
Form 8-K dated October 22, 2003 containing information pursuant to Items 7, 9 and 12 relating to the announcement of the Company's earnings for the quarter ended September 30, 2003.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harman International Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harman International Industries, Incorporated

(Registrant)

Date: February 17, 2004	By: /s/ Bernard A. Girod

Bernard A. Girod Vice Chairman and Chief Executive Officer

Date: February 17, 2004	By: /s/ Frank Meredith

Frank Meredith Executive Vice President and Chief Financial Officer