Form 10-Q
period 2004-03-31
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2004-05-17
CIK 800459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004

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
              [X] Yes                [  ] No

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date was 66,040,052 shares of common stock, par value $.01, outstanding at April 30, 2004.

Harman International Industries, Incorporated and Subsidiaries
Form 10-Q
For the Quarterly Period Ended March 31, 2004

Part I: FINANCIAL INFORMATION

Item 1.

Financial Statements

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2004 AND JUNE 30, 2003
(000s omitted except per share amounts)

(Unaudited)

	March 31,	June 30,
	2004	2003

ASSETS
Current assets
Cash and cash equivalents	$327,613	$147,911
Receivables (less allowance for doubtful accounts
of $11,888 at March 31, 2004 and $13,785 at June 30, 2003)	410,915	363,121
Inventories	294,869	349,626
Other current assets	105,861	106,966

Total current assets	1,139,258	967,624

Property, plant and equipment, net	432,277	393,920
Goodwill	251,052	221,579
Other assets	122,160	120,535

Total assets	$1,944,747	$1,703,658

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable – banks	$4,471	$4,345
Current portion of long-term debt	654	964
Accounts payable	170,951	176,846
Accrued liabilities	403,924	305,255

Total current liabilities	580,000	487,410

Senior long-term debt	473,299	497,759
Other non-current liabilities	76,698	62,704

Shareholders’ equity
Preferred stock, $.01 par value	---	---
Common stock, $.01 par value	787	390
Additional paid-in capital	340,500	324,757
Accumulated other comprehensive income:
Unrealized loss on hedging derivatives	(10,808)	(10,605)
Foreign currency translation adjustment	52,130	11,548
Minimum pension liability adjustment	(6,467)	(6,462)
Retained earnings	610,459	508,008
Less common stock held in treasury	(171,851)	(171,851)

Total shareholders’ equity	814,750	655,785

Total liabilities and shareholders’ equity	$1,944,747	$1,703,658

See Notes to Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2004 AND 2003
(000s omitted except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,

	2004	2003	2004	2003

Net sales	$690,432	$554,454	$1,979,337	$1,605,190
Cost of sales	461,481	391,488	1,350,201	1,142,677

Gross profit	228,951	162,966	629,136	462,513

Selling, general and administrative expenses	160,969	116,209	461,982	352,447

Operating income	67,982	46,757	167,154	110,066

Other expense:
Interest expense, net	4,384	5,313	13,820	16,811
Miscellaneous, net	499	74	2,359	1,334

Income before income taxes	63,099	41,370	150,975	91,921

Income tax expense, net	19,434	10,756	46,061	23,899

Net income	$43,665	$30,614	$104,914	$68,022

Basic EPS	$0.66	$0.47	$1.60	$1.05
Diluted EPS	$0.63	$0.45	$1.51	$1.00

Shares outstanding – basic	65,951	64,474	65,687	64,698
Shares outstanding – diluted	69,707	68,078	69,352	68,076

See Notes to Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2004 AND 2003
($000s omitted)
(Unaudited)

	Nine months ended
	March 31,

	2004	2003

Cash flows from operating activities:
Net income	$104,914	$68,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,250	64,306
(Gain) loss on disposition of assets	778	746

Changes in working capital, net of acquisition/disposition effects:
Decrease (increase) in:
Receivables	(26,952)	19,347
Inventories	64,005	(32,210)
Other current assets	2,635	8,322
Increase (decrease) in:
Accounts payable	(11,944)	(61,055)
Accrued liabilities	83,552	34,929
Other operating activities	12,144	(261)

Net cash provided by operating activities	$310,382	$102,146

Cash flows from investing activities:
Payment for purchase of companies, net of cash acquired	$(27,545)	$(2,979)
Proceeds from asset dispositions	9,278	2,523
Capital expenditures and software development	(95,850)	(85,922)
Other items, net	4,141	1,268

Net cash used in investing activities	$(109,976)	$(85,110)

Cash flows from financing activities:
Net decrease in short-term borrowings	$(291)	$(955)
Decrease in long-term debt	(31,245)	(31,500)
Debt issuance costs	(270)	(799)
Repurchase of common stock	---	(27,898)
Dividends paid to shareholders	(2,463)	(2,426)
Exercise of stock options and other benefits, net	9,439	3,355

Net cash flow used in financing activities	$(24,830)	$(60,223)

Effect of exchange rates changes on cash	4,126	4,202

Net increase (decrease) in cash and cash equivalents	$179,702	$(38,985)

Cash and cash equivalents at beginning of period	147,911	116,253

Cash and cash equivalents at end of period	$327,613	$77,268

Supplemental disclosures of cash flow information:
Interest paid	$16,530	$20,044
Income taxes paid (refunds received)	$(1,619)	$2,094

Supplemental schedule of non-cash investing activities:
Fair value of assets acquired	$35,678	$10,906
Cash paid for the assets	$27,545	$2,979

Liabilities assumed	$8,133	$7,927

See Notes to Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The Company's unaudited, condensed consolidated financial statements at March 31, 2004 and for the three and nine months ended March 31, 2004 and 2003, have been prepared pursuant to rules and regulations of the Securities and Exchange Commission for interim reporting.  These condensed consolidated financial statements do not include all information and footnote disclosures included in the audited financial statements.  However, in the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows for the periods presented.  Operating results for the three and nine months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004 due to seasonal, economic and other factors.

Where necessary, information for prior periods has been reclassified to conform to the consolidated financial statement presentation for the corresponding periods in the current fiscal year.  For the nine months ended March 31, 2003, the Company reclassified $9.5 million of selling, general and administrative expenses to cost of sales to conform to the full-year fiscal 2003 presentation.

These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

Note 2.  Inventories

Inventories consist of the following ($000s omitted):

	March 31,	June 30,
	2004	2003

Finished goods and inventory purchased for resale	$111,866	$126,729
Work in process	47,737	54,733
Raw materials and supplies	135,266	168,164

Total inventories	$294,869	$349,626

Inventories are stated at the lower of cost or market.  The cost of inventories is based on the first-in, first-out (FIFO) method.

Note 3. Warranties

The Company warrants its products to be free from defects in materials and workmanship for periods ranging from 90 days to five years from the date of purchase, depending on the product.  The warranty is a limited warranty, which imposes certain shipping costs on the customer and excludes deficiencies in appearance except for those evident when the product is delivered.  The Company's dealers normally perform warranty service for loudspeakers and electronics in the field, using parts supplied on an exchange basis by the Company.  Warranties in non-U.S. markets are generally similar to those in the U.S. market.  Estimated warranty liabilities are based upon sales volumes, mix of products sold and past experience with similar types of products.

Details of the estimated warranty liability for the nine months ended March 31, 2004 and 2003 are as follows and are included in accrued liabilities ($000s omitted):

	Nine months ended
	March 31,

	2004	2003

Beginning balance	$21,122	$12,495
Warranty provisions	30,486	21,603
Warranty payments (cash or in-kind)	(16,991)	(16,419)

Ending balance	$34,617	$17,679

Note 4. Comprehensive Income

Comprehensive income and its components for the three and nine months ended March 31, 2004 and 2003 are presented below ($000s omitted):

	Three months ended March 31,		Nine months ended March 31,

	2004	2003	2004	2003

Net income	$43,665	$30,614	$104,914	$68,022
Other comprehensive income (loss):
Foreign currency translation	(6,871)	13,236	40,582	33,766
Unrealized gains (losses) on hedging	4,935	(1,525)	(203)	(5,674)
Minimum pension liability adjustment	2	(40)	(5)	(96)

Total other comprehensive income	$41,731	$42,285	$145,288	$96,018

The components of accumulated other comprehensive income as of March 31, 2004 and June 30, 2003 and the activity for the nine months ended March 31, 2004 are presented below ($000s omitted):

	Cumulative	Hedging	Minimum	Other
	Translation	Derivative	Pension	Comprehensive
	Adjustment	Loss	Liability	Income (Loss)

June 30, 2003	$11,548	$(10,605)	$(6,462)	$(5,519)
Foreign currency translation adjustments	40,582	---	---	40,582
Change in fair value of foreign currency cash flow hedges	---	(203)	---	(203)
Minimum pension liability adjustment	---	---	(5)	(5)

March 31, 2004	$52,130	$(10,808)	$(6,467)	$34,855

Note 5. Earnings Per Share

The following table shows the calculation of basic and diluted shares of common stock outstanding for the three and nine months ended March 31, 2004 and 2003 (000s omitted except per share amounts):

	Three months ended March 31,
	2004		2003

	Basic	Diluted	Basic	Diluted

Net income	$43,665	$43,665	$30,614	$30,614

Weighted average shares outstanding	65,951	65,951	64,474	64,474
Employee stock options	---	3,756	---	3,604

Total weighted average shares outstanding	65,951	69,707	64,474	68,078

Earnings per share	$0.66	$0.63	$0.47	$0.45

	Nine months ended March 31,
	2004		2003

	Basic	Diluted	Basic	Diluted

Net income	$104,914	$104,914	$68,022	$68,022

Weighted average shares outstanding	65,687	65,687	64,698	64,698
Employee stock options	---	3,665	---	3,378

Total weighted average shares outstanding	65,687	69,352	64,698	68,076

Earnings per share	$1.60	$1.51	$1.05	$1.00

For all periods presented, share and per share amounts have been restated to reflect the two-for-one stock split that was approved by the Company's stockholders on November 12, 2003.  SeeNote 12 - "Stock Split and Amendment to Certificate of Incorporation" for additional information.

Certain options were outstanding and not included in the computation of diluted net earnings per share because the sum of the options' exercise prices, related tax benefit and compensation cost not yet recognized were greater than the average market price of the common stock, therefore the exercise of these options would have been anti-dilutive.  Options to purchase 101,124 shares of common stock at prices ranging from $50.03 to $75.22 per share during the third quarter ended March 31, 2004 were not included in the computation of diluted earnings per share because the exercise of these options would have been antidilutive.  There were no antidilutive options to purchase shares of common stock for the quarter ended March 31, 2003.

Options to purchase 377,305 shares of common stock at prices ranging from $41.40 to $75.22 per share during the nine months ended March 31, 2004 and options to purchase 35,372 shares of common stock at prices ranging from $28.18 to $28.94 per share during the nine months ended March 31, 2003 were not included in the computation of diluted earnings per share because the exercise of these options would have been antidilutive.

Note 6. Stock Options

Effective July 1, 2002, the Company adopted the fair value method of stock based compensation under Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"), for all options granted after June 30, 2002.  Under SFAS 123, the Company recognizes option related expenses over the vesting period of those options.  The Company expensed $2.6 million during the quarter ended March 31, 2004 for stock options granted after June 30, 2002 compared to $1.6 million for the same period last year.  For stock options granted after June 30, 2002, the Company expensed $6.9 million for the nine months ended March 31, 2004 and $3.3 million for the nine months ended March 31, 2003.

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

The Consumer Systems Group has operating segments that design, manufacture and market audio and electronic systems for vehicle, home audio, video and computer applications.  Consumer System products are marketed worldwide under brand names including Harman/Kardon, Becker, JBL, Infinity, Revel, Lexicon and Mark Levinson.

The Professional Group designs, manufactures and markets loudspeakers and electronics used by audio professionals in concert halls, stadiums, airports and other buildings and for recording, broadcast, cinema and music reproduction applications.  Professional products are marketed worldwide under brand names including JBL, AKG, Crown, Studer, Soundcraft, Lexicon, Digitech and dbx.

The following table reports external net sales and operating income (loss) by segment for the three and nine months ended March 31, 2004 and 2003 ($000s omitted):

	Three months ended		Nine months ended
	March 31,		March 31,
	2004	2003	2004	2003

Net sales:
Consumer Systems Group	$565,256	$446,494	$1,627,037	$1,284,126
Professional Group	125,176	107,960	352,300	321,064

Total	$690,432	$554,454	$1,979,337	$1,605,190

Operating income (loss):
Consumer Systems Group	$76,416	$46,975	$202,370	$122,309
Professional Group	1,998	7,202	(540)	13,205
Other	(10,432)	(7,420)	(34,676)	(25,448)

Total	$67,982	$46,757	$167,154	$110,066

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

As of March 31, 2004, the Company had contracts to purchase and sell the equivalent of approximately $25.1 million of various currencies to hedge future foreign currency purchases and sales.  These contracts mature on various dates through June 2004.  The Company recorded approximately $5.1 million in net losses from cash flow hedges of forecasted foreign currency transactions in the nine months ended March 31, 2004 compared to $1.9 million in net losses in the same period last year.  As of March 31, 2004, the amount that will be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months that is associated with these hedges is a loss of approximately $2.4 million.

The Company has entered into cross currency swaps to hedge future cash flows due from foreign consolidated subsidiaries under operating lease agreements.  As of March 31, 2004, the Company had swap contracts to purchase and sell the equivalent of approximately $26.5 million in various currencies to hedge quarterly lease commitments through March 2006.  The valuation calculation related to the cross currency swaps was a negative $2.6 million for the nine months ended March 31, 2004.  At March 31, 2004, the calculated values of the cross currency swaps is a negative $8.4 million of which a negative $4.8 million relates to the next 12 months.

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

The objective of these interest rate swap contracts is to offset changes in the fair value of the Company’s fixed-rate debt caused by interest rate fluctuations.  The interest rate swap contracts are carried at fair value on the Company’s consolidated balance sheet and the related hedged portion of fixed-rate debt is carried at the remaining principal amount, net of the valuation adjustment for the change in fair value of the debt obligation attributable to the hedged risk.  The valuation adjustment at March 31, 2004, was a positive $27.3 million.

Changes in the fair value of the interest rate swaps and the offsetting changes in the carrying value of the hedged fixed-rate debt are recognized in interest expense in the Company’s consolidated statement of operations.

Note 8.  Derivatives (continued)

At March 31, 2004, the Company had contracts to purchase and sell the equivalent of $157.1 million of various currencies to hedge long-term, foreign currency denominated loans, to foreign subsidiaries.  These contracts mature on various dates through June 2004.  Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans.  At March 31, 2004 market value on these contracts was a positive $1.5 million.

Note 9.  Commitments and Contingencies

The Company has operating lease arrangements for certain machinery and equipment used in several of its production facilities.  The leases expire through March 2006.  Upon expiration of the leases, the Company has the option to purchase the leased equipment for approximately $22 million and the Company has guaranteed the lessors that the equipment will have a residual value of approximately $18 million.  Approximately $5 million has been accrued for the Company's obligation at the end of the lease term.

At March 31, 2004, the Company and its subsidiaries were involved in several legal actions.  The outcome cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company's Board of Directors has authorized the repurchase of a total of 16.0 million shares of common stock.  Through March 31, 2004, the Company had acquired and placed in treasury 12,696,400 shares of its common stock at a total cost of $171.9 million.  The Company did not repurchase any shares of common stock during the nine months ended March 31, 2004.  The Company expects future share repurchases to be funded with cash generated by operations.  In June 2003, the Board of Directors approved the repurchase of up to $100 million of outstanding notes.  The Company repurchased $13.5 million of outstanding notes during the nine months ended March 31, 2004.  The Company has given notice to the trustee of the 7.125 percent notes due 2007 that the Company will redeem $75 million aggregate principal amount of these notes on June 17, 2004.

Note 10. Stock Based Employee Compensation

On July 1, 2002, the Company adopted SFAS 123 for all stock option grants made on or after July 1, 2002.  As such, an expense for stock options granted in fiscal 2003 and the current fiscal year has been reflected in net income.  Options granted in periods prior to July 1, 2002 continue to be accounted for under the intrinsic-value-based provisions of Accounting Principles Board ("APB") No. 25 "Accounting for Stock Issued to Employees."

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to all outstanding and unvested awards in each period presented (000s omitted except per share amounts):

	Three months ended March 31,		Nine months ended March 31,

	2004	2003	2004	2003

Reported net income	$43,665	$30,614	$104,914	$68,022
Add: Stock based employee compensation expense included in reported net income, net of tax	1,890	1,186	4,980	2,421
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	2,339	1,980	6,523	5,112

Net income, pro forma	$43,216	$29,820	$103,371	$65,331

Basic EPS, as reported	$0.66	$0.47	$1.60	$1.05
Basic EPS, pro forma	0.66	0.46	1.57	1.01

Diluted EPS, as reported	$0.63	$0.45	$1.51	$1.00
Diluted EPS, pro forma	0.62	0.44	1.49	0.96

Note 11. Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46").  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 will be applicable for the first interim or annual period beginning after December 15, 2003.  In July 2003, the FASB added a limited scope project to its agenda to modify FIN 46.  In December 2003, the FASB released a revised version of FIN 46 (hereafter referred to as FIN 46R) clarifying certain aspects of FIN 46 and providing certain entities with exemptions from the requirements of FIN 46.  The Company adopted the provisions of FIN 46R in the third quarter of fiscal 2004.  The adoption of FIN 46R did not have a material impact on the Company's consolidated financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 "Amendment of Statement on Derivative Instruments and Hedging Activities" ("SFAS 149").  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities."  SFAS No. 149 is effective for all contracts created or modified after June 30, 2003.  The Company adopted SFAS 149 on July 1, 2003. The adoption of SFAS 149 did not have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."  This statement requires the classification of certain financial instruments that embody obligations for the issuer as liabilities (or assets in come circumstances).  This statement is effective generally for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company does not have financial instruments within the scope of SFAS No. 150.  Therefore, adoption of this statement did not impact the Company's consolidated financial statements.

In December 2003, the FASB issued a revision to SFAS No. 132 "Employer's Disclosures about Pensions and Other Post-Retirement Benefits."  As revised, this statement requires additional disclosures about plan assets, obligations, cash flows and net periodic benefit costs of defined benefit plans and other relevant information.  A description of investment policies and strategies and target allocation percentages, or target ranges, for these asset categories also are required in the annual financial statements.  Cash flows will include projections of future benefit payments and an estimate of contributions to be made in the next year to fund pension and other postretirement benefit plans.  In addition to expanded annual disclosures, the FASB requires companies to report the various elements of pension and other postretirement benefit costs on a quarterly basis.  The disclosure requirements are effective for annual financial statements with fiscal years ending after December 15, 2003 and for interim periods beginning after December 15, 2003.  The Company adopted the additional disclosure requirements of SFAS No. 132 in the third quarter of fiscal 2004.  See Note 13 - "Pension and Other Post-Retirement Benefits" for additional information.

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

Note 13. Pensions and Other Post-Retirement Benefits

The Company has a Supplemental Executive Retirement Plan (SERP) that provides normal retirement, pre-retirement and termination benefits, as defined, to certain key executives.  The components of net post-retirement benefits cost in the United States for the SERP are as follows for three and nine months ended March 31, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003

Post retirement benefits in the U.S.:
Service cost	$318,652	$145,853	$955,955	$457,559
Interest cost	404,405	294,110	1,213,214	882,331
Amortization of prior service cost	190,889	86,521	572,667	259,562
Amortization of net loss	177,008	81,335	531,023	244,004

Net post retirement benefit cost	$1,090,954	$607,819	$3,272,859	$1,823,456

Contributions:
For the nine months ended March 31, 2004, the Company contributed $5.0 million to its post-retirement benefits program in the United States.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, together with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.   The following discussion provides an overview of the Company's results of operations for the three and nine months ended March 31, 2004 and 2003.  Significant period-to-period variances in the consolidated statements of operations are discussed under the caption "Results of Operations."  Our cash flows and financial condition are discussed under the caption "Financial Condition, Liquidity and Capital Resources."

Overview

We design, manufacture and market high-quality, high fidelity audio products and electronic systems for the consumer and professional markets.  We have developed, both internally and through a series of strategic acquisitions, a broad range of product offerings sold under renowned brand names in our principal markets.  We have also developed a substantial digital engineering capability.

We are organized into reporting segments by the end-user markets we serve.  Our Consumer Systems Group designs, manufactures and markets loudspeakers and audio, video and electronic systems for vehicle, home and computer applications.  Our Professional Group designs, manufactures and markets loudspeakers and electronics used by audio professionals in concert halls, stadiums, airports and other buildings and for recording, broadcast, cinema and music reproduction applications.

Our results of operations depend primarily on the sales of audio products and electronic systems in these two markets.  We experience seasonal fluctuations in sales and earnings.  The first quarter is generally the weakest due to automotive model changeovers and the summer holidays in Europe.  Our sales and earnings may also vary due to customer acceptance of our products, product offerings by our competitors and general economic conditions.

Our products are sold worldwide, with the largest markets being the United States and Germany.  Our primary manufacturing facilities in the United States are in California, Indiana, Kentucky and Utah.  Our primary manufacturing facilities outside the United States are in Germany, Austria, the United Kingdom, Hungary, Mexico, France and Sweden.

We conduct business in local currencies of the jurisdictions where our facilities are located.  Therefore, we are subject to currency fluctuations, that are partially mitigated by the fact that we source raw materials and supplies locally where possible.  The most significant currency exposure that we have is the Euro versus the U.S. dollar.  Over half of our sales are now denominated in Euros.  For the nine months ended March 31, 2004, currency fluctuations contributed approximately $175 million to our sales and approximately $17 million to our pre-tax earnings.  For the fourth quarter of fiscal 2004, we expect that the exchange rate of the Euro to the U.S. dollar will approximate the rate in the prior year.  Therefore, we do not expect significant increases in sales and earnings resulting from the translation of our Euro-based operations to the U.S. dollar to be a factor in our results of operations for the fourth quarter of fiscal 2004.

Results of Operations

Sales

Worldwide sales for the third quarter ended March 31, 2004 were $690.4 million, an increase of $136.0 million, or 25 percent from the $554.5 million reported in the same period last year.  Changes in currency exchange rates contributed approximately $60 million, or about 9 percent, to the increase in sales compared to approximately $60 million, or about 11 percent, of sales in the same period last year.  For the nine months ended March 31, 2004, worldwide sales were $1.979 billion, an increase of $374 million or 23 percent compared to sales of $1.605 billion reported in the same period last year.  Changes in currency exchange rates contributed approximately $175 million, or about 9 percent, to the increase in sales for the nine months ended March 31, 2004 compared to approximately $116 million, or about 7 percent, in the same period last year.  Excluding currency effects, sales strengthened for the three and nine months ended March 31, 2004 compared to the prior period due to higher sales to our Consumer Systems automotive customers and to customers in professional markets.

Presented below is a summary of sales by business segment for the three and nine months ended March 31, 2004 and 2003 (000s omitted):

	Three months ended March 31,				Nine months ended March 31,

	2004	%	2003	%	2004	%	2003	%

Net sales:
Consumer Systems Group	$565,256	82%	$446,494	81%	$1,627,037	82%	$1,284,126	80%
Professional Group	125,176	18%	107,960	19%	352,300	18%	321,064	20%

Total	$690,432	100%	$554,454	100%	$1,979,337	100%	$1,605,190	100%

Consumer Systems Group sales for the third quarter ended March 31, 2004 were $565.3 million, an increase of $118.8 million or 27 percent compared to $446.5 million reported in the same period last year.  Changes in currency exchange rates contributed approximately $54 million, or about 10 percent, to the increase in sales compared to approximately $54 million, or about 12 percent, reported in the third quarter last year.  In the quarter, Consumer Systems Group sales to automotive customers increased $134.1 million or 38 percent compared to the prior year primarily due to increased sales of infotainment systems to European luxury automakers Mercedes-Benz, BMW and Audi and increased sales of Infinity branded audio systems to DaimlerChrysler and JBL branded audio systems to Toyota.  Mark Levinson digital audio systems sales to Lexus also increased from the prior year.  Sales of Consumer Systems Group home products to retailers decreased $11.1 million or 13 percent compared to the prior year.  The reduction in sales of home consumer products resulted primarily from the Company's previously announced decision to eliminate marginal products and dealers.  Lower sales at a major retail distributor and lower Specialty Group (Mark Levinson brand) sales also contributed to the reduction in sales of home consumer products.  Consumer Systems Group sales to computer manufacturers decreased by $5.0 million, or 53 percent, due to the phase out of several supply agreements with certain computer manufacturers, the elimination of lower margin products and a shift to royalty arrangements.

Consumer Systems Group sales for the nine months ended March 31, 2004 were $1.627 billion, an increase of $343 million or 27 percent compared to $1.284 billion in the same period last year.  Changes in currency exchange rates contributed approximately $160 million, or about 11 percent, to the increase in sales compared to approximately $104 million, or about 8 percent, reported for the nine months ended March 31, 2003.  For the nine months ended March 31, 2004, Consumer Systems Group sales to automotive customers increased $380.4 million or 39 percent compared to the same period last year.  Increased sales of infotainment systems to Mercedes-Benz, BMW, Porsche and Audi and sales of premium branded automotive audio systems to Chrysler, Hyundai, Lexus, and Toyota contributed to the increase over the prior year.  Sales to BMW were favorably impacted when another supplier to BMW was unable to fulfill BMW's requirements for certain models of its 5 Series and the Company was able to successfully fulfill those orders.  We cannot predict if, or to what degree, sales to BMW in future periods will be affected by similar circumstances.  For the nine months ended March 31, 2004, Consumer Systems Group sales of consumer home products to retail customers decreased $18.7 million or 7 percent compared to the prior year and sales to computer manufacturers decreased $20.4 million, or 54 percent compared to the prior year due to the phase out of several major supply agreements with computer manufacturers.

Professional Group sales for the third quarter ended March 31, 2004 were $125.2 million, an increase of $17.2 million or 16 percent compared to $108.0 million in the same period last year.  The impact of changes in currency exchange rates contributed approximately $6 million, or about 5 percent, to the increase in sales in the quarter compared to the prior year.  JBL and AKG primarily contributed to the higher sales compared to the prior year.  The increase in JBL sales is due to higher cinema sales and the increase in AKG sales is due primarily to higher sales of microphones to automotive customers.

Professional Group sales for the nine months ended March 31, 2004 were $352.3 million, an increase of $31.2 million, or 10 percent compared to $321.1 million reported in the same period last year.  Changes in currency exchange rates contributed approximately $15 million or about 4 percent to the increase in sales.  JBL, Crown, Harman Music Group, AKG and UK Mixer all reported sales increases while Studer sales were slightly lower from the previous year.  AKG continues to contribute to the sales growth with strong sales of microphones to automotive customers.  JBL reported higher sales to cinema customers during the nine months ended March 31, 2004.

Gross Profit

Gross profit for the quarter ended March 31, 2004 was $229.0 million, an increase of $66.0 million or 40 percent compared to $163.0 million in the same period last year.  Gross profit margin increased to 33.2 percent in the third quarter of 2004 compared to 29.4 percent in the third quarter of 2003.  The gross profit for the nine months ended March 31, 2004 was $629.1 million, an increase of $166.6 million or 36 percent compared to $462.5 million in the same period last year.  Gross profit margin increased to 31.8 percent for the nine months ended March 31, 2004 compared to 28.8 percent in the same period last year.  The increase in gross profit for the three and nine months ended March 31, 2004 is primarily due to a higher percentage of sales to our automotive customers and improved manufacturing efficiencies.

Consumer Systems Group gross profit for the quarter ended March 31, 2004 was $188.9 million, an increase of $58.5 million or 45 percent compared to $130.4 million in the same period last year.  Gross profit margin increased to 33.5 percent in the quarter compared to 29.2 percent last year.  Gross profit for the nine months ended March 31,2004 was $538.4 million, an increase of $163.7 million or 44 percent compared to $374.7 million reported in the same period last year.  Gross profit margin increased to 33.0 percent for the nine months ended March 31, 2004 compared to 29.2 percent last year.  The improved gross profit margin for the three and nine months ended March 31, 2004 is due to a higher percentage of sales to automotive customers and improved manufacturing efficiencies at Harman Becker North America and Europe.  Also, the Consumer Systems Group businesses supplying computer manufacturers reported higher margins from prior periods due to changes in the type of products offered and by eliminating lower margin products.  The improvements in gross profit margins were partially offset by lower margins at Harman Specialty Group and Lydig due to costs associated with the realignment of Harman Specialty and the shutdown of the Lydig manufacturing facility.  Management believes the increased percentage of sales to automotive customers in the U.S. and international markets will continue in fiscal 2005.

Professional Group gross profit for the quarter ended March 31, 2004 was $41.1 million, an increase of $5.9 million or 17 percent compared to $35.2 million in the same period last year.  Gross profit margin slightly increased to 32.8 percent in the quarter compared to 32.6 percent last year.  Gross profit for the three and nine months ended March 31, 2004 at JBL, Crown, Harman and Harman Music Group increased from prior periods.  Gross profit for the nine months ended March 31, 2004 was $101.0 million, an increase of $1.1 million or 1 percent compared to $99.9 million reported in the same period last year.  Gross profit margin decreased to 28.7 percent for the nine months additional inventory reserves.  The UK Mixer and Studer operations are in the process of being combined.  AKG gross profit margin declines are due to charges associated with the write-down of impaired assets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter ended March 31, 2004 were $161.0 million, an increase of $44.8 million or 39 percent compared to $116.2 million in the same period last year.  As a percentage of sales, selling, general and administrative expenses increased to 23.3 percent of sales in the third quarter of 2004 compared to 21.0 percent of sales in the third quarter of 2003.  Selling, general and administrative expenses for the nine months ended March 31, 2004 were $462.0 million, an increase of $109.5 million, or 31 percent compared to $352.4 million in the same period last year.  As a percentage of sales, selling, general and administrative expenses increased to 23.3 percent of sales for the nine months ended March 31, 2004 compared to 22.0 percent of sales in the same period last year.  Selling, general and administrative expenses as a percentage of sales for the three and nine months ended March 31, 2004 primarily increased due to higher research and development costs and selling expenses.  Also, expenses were incurred at AKG as a result of the decision to exit the telecom business.  For the three and nine months ended March 31, 2004 and 2003, total research and development costs were $52.6 million and $36.2 million, respectively and $153.2 million and $101.0 million, respectively.  For the three and nine months ended March 31, 2004, selling expenses were higher to support increased sales to automotive customers and to support consumer home audio product sales.

Consumer Systems Group selling, general and administrative expenses for the quarter ended March 31, 2004 were $109.2 million, an increase of $30.1 million or 38 percent compared to $79.1 million in the same period last year.  As a percentage of sales, selling, general and administrative expenses increased to 19.4 percent in the third quarter of 2004 from 17.7 percent in the third quarter of 2003.  Selling, general and administrative expenses for the nine months ended March 31, 2004 were $322.1 million, an increase of $80.6 million or 33 percent compared to $241.4 million in the same period last year.  As a percentage of sales, selling, general and administrative expenses for the nine months ended March 31, 2004 increased to 19.7 percent compared to 18.8 percent in the prior period.  For the three and nine months ended March 31, 2004, selling, general and administrative expenses increased from the prior year due to higher research and development costs and selling and promotional activities to support additional sales to automotive customers and consumer home audio products in Europe.  Research and development expenses were higher primarily due to the increased spending associated with the development of infotainment systems for automotive customers.

Professional Group selling, general and administrative expenses for the quarter ended March 31, 2004 were $38.4 million, an increase of $10.4 million or 37 percent compared to $28.0 million in the same period last year.  As a percentage of sales, selling, general and administrative expenses increased to 30.7 percent in the third quarter ended March 31, 2004 compared to 25.9 percent in the third quarter ended March 31, 2003.  Selling, general and administrative expenses for the nine months ended March 31, 2004 was $101.0 million, an increase of $16.3 million or 19 percent compared to $84.7 million in the same period last year.  As a percentage of sales, selling, general and administrative expenses for the nine months ended March 31, 2004 increased to 28.7 percent, compared to 26.4 percent in the same period last year.  For the third quarter and nine months ended March 31, 2004, selling, general and administrative expense includes higher operating expenses at Studer and AKG.  For the three and nine months ended March 31, 2004, AKG reported expenses of $3.0 million and $8.6 million, respectively, related to management's decision to exit the telecom business.  Studer reported higher expenses associated with integrating its business with UK Mixer.  Studer costs also included additional costs to close its North America facility as well as costs associated with establishing new distribution systems.

Other/Corporate Group selling, general and administrative expenses for the quarter ended March 31, 2004 were $10.4 million, an increase of $3.0 million compared to $7.4 million in the same period last year.  Selling, general and administrative expenses for the nine months ended March 31, 2004 were $34.7 million, an increase of $9.3 million compared to $25.4 million in the prior year period.  The increase for the three and nine months ended March 31, 2004 relates to higher compensation expense resulting from increased headcount and stock option expense.

Operating Income

Operating income for the quarter ended March 31, 2004 was $68.0 million, an increase of $21.2 million or 45 percent compared to $46.8 million in the same period last year.  As a percentage of sales, operating income increased to 9.8 percent compared to 8.4 percent in the same period last year.  Operating income for the nine months ended March 31, 2004 was $167.2 million, an increase of $57.1 million or 52 percent compared to $110.1 million reported in the same period last year.  As a percentage of sales, operating income increased to 8.4 percent compared to 6.9 percent in the same period last year.  Operating income as a percentage of sales for the third quarter and nine months ended March 31, 2004 increased primarily due to a change in product mix as a greater percentage of the Company’s sales during these periods were from higher margin Consumer System Group sales to automobile manufacturers.  Increases in operating income as a percentage of sales were offset by lower operating margins at Studer and AKG, primarily due to the write down of impaired assets associated with management's decision to exit the telcom business at AKG and expenses at UK Mixer and Studer to combine Studer's operations with the UK Mixer Group.

Interest Expense

Interest expense was $4.4 million for the third quarter ended March 31, 2004 compared to $5.3 million in the same quarter last year.  For the nine months ended March 31, 2004, interest expense was $13.8 million compared to $16.8 million in the same period last year.  Weighted average borrowings outstanding were $451.6 million for the third quarter ended March 31, 2004 and $460.6 million for the nine months ended March 31, 2004, compared to $465.3 million and $464.9 million, respectively, for the same periods in the prior year.  The weighted average borrowings exclude the average fair value of the interest rate swaps of $24.0 million and $25.1 million for the third quarter and nine months ended March 31, 2004, respectively, and average swap values of $31.9 million and $26.4 million for the three and nine months ended March 31, 2003, respectively.

The weighted average interest rate on borrowings was 3.9 percent for the third quarter ended March 31, 2004 and 4.0 percent for the nine months ended March 31, 2004.  The weighted average interest rates for the comparable periods in the prior year were 4.6 percent and 4.8 percent, respectively.  The Company lowered interest expense through the use of interest rate swaps, effectively converting fixed-rate debt to lower floating rates for the three and nine months ended March 31, 2004 and 2003.

Miscellaneous Expenses

Miscellaneous expenses were $0.5 million for the third quarter ended March 31, 2004 and $2.4 million for the nine months ended March 31, 2004 compared to $0.07 million and $1.3 million, respectively, in the same periods last year.  Miscellaneous expenses for the nine months ended March 31, 2004 are comprised primarily of bank charges and include a $0.9 million net expense associated with the repurchase of $13.5 million of the Company's outstanding senior notes.

Income Taxes

Income taxes for the third quarter ended March 31, 2004 were $19.4 million, compared to $10.8 million in the prior year period.  For the nine months ended March 31, 2004, the Company reported income tax expense of $46.1 million compared with income tax expense of $23.9 million for the same period last year.

The effective tax rate for the third quarter ended March 31, 2004 was 30.8 percent, compared to 26.0 percent in the prior year.  The effective tax rate for the nine months ended March 31, 2004 was 30.5 percent compared to 26.0 percent in the same period last year.  The Company currently expects the tax rate for the current fiscal year to be between 30 percent and 31 percent.  The effective tax rate is higher in the current periods as a result of a change in the tax laws in Europe and more income being taxed at the highest marginal rate.  The effective tax rates in fiscal 2004 and 2003 are below the U.S. statutory rate due to utilization of tax credits, realization of certain tax benefits for United States exports and the utilization of tax loss carryforwards at certain foreign subsidiaries.  The Company determines its effective tax rate based upon its current estimate of annual results.

Financial Condition, Liquidity and Capital Resources

The Company finances its working capital requirements primarily through cash generated by operations, borrowings under its existing credit facilities and trade credit.

The Company’s long-term debt at March 31, 2004, consisted primarily of $297 million of 7.125 percent senior notes, due February 15, 2007, and $140 million of 7.32 percent senior notes due July 1, 2007.  In December 2003, the Company purchased and retired $10 million of its 7.32 percent senior notes, reducing the outstanding principal amount from $150 million to $140 million.  In March 2004, the Company purchased and retired $3.48 million of its 7.125 percent senior notes, reducing the outstanding principal amount from $300 million to $297 million.

The Company is a party to a $150 million multi-currency revolving credit facility with a group of eight banks.  This facility expires on August 14, 2005.  At March 31, 2004 the Company had no borrowings and outstanding letters of credit of $21.3 million under this facility.  Unused availability under the revolving credit facility was $128.7 million at March 31, 2004.  The interest rates under the revolving credit facility float with base rates.  The Company also had capital leases and other long-term debt of $10.9 million at March 31, 2004.

Capital expenditures for the quarter ended March 31, 2004 were $33.7 million, compared to $25.0 million in the prior year.  Capital expenditures for the nine months ended March 31, 2004 were $95.9 million compared to $85.9 million for the same period last year.  The increase from the prior period is due primarily to facilities expansion projects to accommodate added production for automotive customers.

Net working capital at March 31, 2004 was $559.3 million, compared with $480.2 million at June 30, 2003.  Working capital increased $79.1 million from June 30, 2003 primarily due to higher cash and cash equivalents and receivables balances at March 31, 2004.  The net working capital increase was partially offset by lower inventory and higher accrual balances at March 31, 2004 compared to the balances at June 30, 2003.

Total shareholders’ equity at March 31, 2004 was $814.8 million compared with $655.8 million at June 30, 2003.  The increase is primarily due to net income of $104.9 million and positive foreign currency translation of $40.6 million due to the strengthening of the Euro against the U.S. dollar.

The Company did not repurchase any shares of common stock in the nine months ended March 31, 2004.  Since the share repurchase program began in 1998, the Board of Directors has authorized the repurchase of a total of 16.0 million shares.  From the inception of the share repurchase program through March 31, 2004, the Company has acquired and placed in treasury 12,696,200 shares of its common stock at a total cost of $171.9 million.  Future share repurchases will be funded with cash generated by operations.  The Board of Directors has authorized the Company to repurchase up to $100 million of its outstanding senior notes.  At March 31, 2004, the Company had repurchased $13.5 million aggregate principal amount of its senior notes.  TheCompany has given notice to the trustee of the 7.125 percent notes due 2007 that the Company will redeem $75 million aggregate principal amount of these notes on June 17, 2004.

The Company will continue to have cash requirements to support seasonal working capital needs, capital expenditures, interest and principal payments, dividends and share repurchases.  The Company intends to use cash on hand, cash generated by operations and borrowings under its existing revolving credit facility to meet these needs.  The Company believes that cash from these sources will be adequate to meet its cash requirements over the next 12 months.  At March 31, 2004, the Company had $327.6 million of cash and cash equivalents compared to $147.9 million at June 30, 2003.  The Company expects to make an income tax payment of approximately $70 million in September 2004.

The Company has restrictions on dividends and stock repurchases under its revolving credit agreement and the indenture under which the Company’s 7.32 percent senior notes due July 2007 were issued.  The most restrictive of these covenants would limit the Company’s ability to make dividend payments and to purchase capital stock to $57.0 million for the remainder of fiscal 2004.  Neither the credit agreement nor the indentures for the senior notes restrict the Company from transferring assets to or from its subsidiaries in the form of loans, advances or cash dividends.

As discussed under the caption "Forward Looking Statements," the Company is subject to various risks including dependence on key customers.  For the nine months ended March 31, 2004, sales to DaimlerChrysler and BMW accounted for 29.2 percent and 13.4 percent, respectively, of the Company's total consolidated sales.  Accounts receivable due from DaimlerChrysler and BMW accounted for 23.6 percent and 9.3 percent, respectively, of total consolidated accounts receivable at March 31, 2004.  In the same period last year, sales to DaimlerChrysler and BMW accounted for 24.5 percent and 9.5 percent, respectively, of the Company's total consolidated sales.  Accounts receivable due from DaimlerChrysler and BMW accounted for 23.3 percent and 6.5 percent, respectively, of total consolidated accounts receivable at March 31, 2003.

The Company anticipates that DaimlerChrysler and BMW will continue to account for a significant portion of our sales and receivables for the foreseeable future.  DaimlerChrysler and BMW are not obligated to any long-term purchase of our products.  The loss of sales to DaimlerChrysler and/or BMW could have a material adverse effect on our consolidated sales, earnings and financial position.

Critical Accounting Policies and Estimates

The Company prepares the consolidated financial statements in conformity with generally accepted accounting principles in the United States.  Application of these accounting principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  Among the most significant estimates are estimates associated with the depreciable lives of fixed assets, the evaluation of net assets acquired and allocation of related purchase prices for corporate acquisitions, the evaluation of the recoverability of goodwill, evaluation of recoverability of pre-production and development contract costs, warranty liability, litigation, product liability, taxation and environmental matters.  In addition, estimates form the basis for the Company's reserves for sales discounts, sales allowances, accounts receivable, inventory, post-retirement and other employee benefits.  A summary of the significant accounting policies we have adopted and followed in the preparation of our consolidated financial statements are summarized in Note 1 of the audited consolidated financial statements for the year ended June 30, 2003, which financial statements are included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

•	model-year changeovers in the automotive industry;

•	our ability to satisfy contract performance criteria, including technical specifications and due dates;

•	competition in the consumer and/or professional markets in which we operate;

•	the outcome of pending or future litigation and administrative claims, including patent and environmental matters;

•	the loss of one or more significant customers, including our automotive customers;

•	changes in currency exchange rates;

•	our ability to adapt to technological advances and innovation on a cost-effective and timely basis;

•	general economic conditions; and

•	world political stability.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Securities and Exchange Commission requires the Company to include information about potential effects of market risks, including changes in interest rates and currency exchange rates, on our financial statements.  Since June 30, 2003, there have been no material changes in the qualitative aspects of the Company’s market risk profile.

Interest Rate Risk

The Company entered into swap agreements in August 2001 and October 2001 to effectively convert interest on $150 million principal amount of 7.32 percent senior notes due July 1, 2007 from a fixed rate to a floating rate.  The

Company entered into swap agreements in March 2003 and April 2003 to effectively convert interest on $200 million of the $300 million principal amount of its 7.125 percent senior notes due February 15, 2007 from a fixed rate to a floating rate.  In December 2003, the Company purchased and retired $10 million of its 7.32 percent senior notes due July 1, 2007 reducing the outstanding principal amount of these notes from $150 million to $140 million.  Also in December 2003, the Company unwound $10 million of its interest rate swap that hedged the retired notes, reducing the notional amount of the swap from $150 million to $140 million.

To assess exposure to interest rate changes, the Company prepared a sensitivity analysis assuming a hypothetical 100 basis point change in interest rates across all maturities.  At March 31, 2004, this analysis indicated that a 100 basis point increase or decrease in interest rates would increase or decrease net income on an annualized basis, net of taxes, by approximately $0.5 million.

The Company is subject to counterparty risk under the interest rate swaps described above in the event of non-performance.  The Company does not, however, anticipate any such nonperformance.

Foreign Currency Risk

The effect of changes in currency exchange rates, principally the change in the value of the Euro compared to the U.S. dollar, has an impact on the Company’s reported results when the financial statements of foreign subsidiaries are translated into U.S. dollars.  Since June 30, 2003 (the end of our prior fiscal year), the Euro has increased approximately 6.8 percent when compared to the U.S. dollar.

To assess exposure to changes in currency exchange rates, the Company prepared an analysis assuming a hypothetical 10 percent change in currency exchange rates across all currencies used by our subsidiaries.  This analysis indicated that a 10 percent increase or decrease in exchange rates would have increased or decreased income before income taxes by $12.0 million and $11.8 million, respectively, for the nine months ended March 31, 2004.

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

The Company is exposed to market risks arising from changes in currency exchange rates, principally the change in the value of the Euro compared to the U.S. dollar.  Competitive conditions in the Company’s markets may limit its ability to increase prices in the event of adverse changes in currency exchange rates.  For example, certain products made in the U.S. are sold outside of the U.S.  Sales of these products are affected by the value of the U.S. dollar relative to other currencies.  Any long-term strengthening of the U.S. dollar could depress the demand for these U.S. manufactured products and reduce sales.  However, due to the multiple currencies involved in the Company’s business and the netting effect of various simultaneous transactions, the Company’s foreign currency positions are partially offsetting.

See Note 8 to the financial statements included in this report and the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 for additional information regarding the Company’s exposure to market risk.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Under the supervision and with the participation of the Company’s management, including the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10‑Q.  Based on that evaluation, the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effectiveto provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.  The Company notes that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Change in Internal Control Over Financial Reporting- There has not been any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities and Exchange Commission under the Securities Act of 1934) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the quarter ended March 31, 2004, the Company furnished a Report on
Form 8-K dated January 28, 2004 containing information pursuant to Items 7, 9 and 12 relating to the announcement of the Company's earnings for the quarter ended December 31, 2003.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harman International Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harman International Industries, Incorporated

(Registrant)

Date: May 17, 2004	By: /s/ Bernard A. Girod

Bernard A. Girod Vice Chairman and Chief Executive Officer

Date: May 17, 2004	By: /s/ Frank Meredith

Frank Meredith Executive Vice President and Chief Financial Officer