Form 10-K
period 2004-06-30
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2004-09-08
CIK 800459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM  10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2004

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
              [X] Yes                [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
              [X] Yes                [   ] No

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of December 31, 2003 was $4,484,104,612.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:  66,188,810 shares of common stock, par value $.01 per share, as of August 31, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement relating to the 2004 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10, 11, 12 and 14.

Forward - Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934.  You should not place undue reliance on these statements.  Forward-looking statements include information concerning possible or assumed future results of operations, capital expenditures, the outcome of pending legal proceedings and claims, including environmental matters, goals and objectives for future operations, including descriptions of our business strategies and purchase commitments from customers, among other things.  These statements are typically identified by words such as “believe”, “anticipate”, “expect”, “plan”, “intend”, “estimate” and similar expressions.  We base these statements on particular assumptions that we have made in light of our industry experience, as well as our perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances.  As you read and consider the information in this report, you should understand that these statements are not guarantees of performance or results.  They involve risks, uncertainties and assumptions.  In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in, or incorporated by reference into, this report will in fact transpire.

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements.

			Page
		TABLE OF CONTENTS	No.

Part I
Item	1	Business	3
Item	2	Properties	10
Item	3	Legal Proceedings	10
Item	4	Submission of Matters to a Vote of Security Holders and Executive Officers of the Registrant	10
Part II
Item	5	Market for Registrant's Common Equity and Related Stockholder Matters	12
Item	6	Selected Financial Data	12
Item	7	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item	7A	Quantitative and Qualitative Disclosures About Market Risk	26
Item	8	Consolidated Financial Statements and Supplementary Data	28
Item	9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	54
Item	9A	Controls and Procedures	54
Part III
Item	10	Directors and Executive Officers of the Registrant	55
Item	11	Executive Compensation	55
Item	12	Security Ownership of Certain Beneficial Owners and Management	56
Item	13	Certain Relationships and Related Transactions	56
Item	14	Principal Accountant Fees and Services	56
Part IV
Item	15	Exhibits, Financial Statement Schedules and Reports on Form 8-K	56
		Signatures	60

References to "the Company," "we," "us," and "our" in this Form 10-K refer to Harman International Industries, Incorporated and its subsidiaries unless the context requires otherwise.

Part I

Item 1.   Business

Harman International Industries, Incorporated is a Delaware corporation incorporated in 1980.

We believe we are a worldwide leader in the manufacture of high-quality, high fidelity audio and electronic systems for consumer and professional use.  We have developed a broad range of product offerings sold under renowned brand names in our principal markets.  We believe that we are a leader in digitally integrated infotainment systems for the automotive industry.  We believe our JBL, Infinity, Harman/Kardon, Mark Levinson and Becker brand names are well known worldwide for premium quality and performance. We have built these brands by developing our world-class engineering, manufacturing and marketing competences and have employed those resources to establish worldwide leadership with our brands.

We organize our businesses into reporting segments by the end-user markets we serve.  Our Consumer Systems Group designs, manufactures and markets loudspeakers and audio, video and electronic systems for vehicle, home and computer applications.  Our Professional Group designs, manufactures and markets loudspeakers and electronics used by audio professionals in concert halls, stadiums, airports and other buildings and for recording, broadcast, cinema and music reproduction applications.  For additional information about these segments, see Note 13 to Consolidated Financial Statements included in Item 8 of Part II and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of Part II of this report.

Our Consumer Systems Group designs, manufactures and markets loudspeakers and audio, video and electronic systems for vehicle, home and computer applications.  These products and systems are marketed under brand names including JBL, Infinity, Harman/Kardon, Lexicon, Becker, Logic7, Mark Levinson and Revel.  We offer premium, branded car audio, video, navigation and infotainment systems to automobile purchasers through engineering and supply agreements with automobile manufacturers, including DaimlerChrysler, BMW, Toyota, Lexus, Mitsubishi, Land Rover, Saab, Hyundai and the PSA Group, complemented by non-branded loudspeaker supply agreements with other automakers including DaimlerChrysler, Audi, Porsche, Volvo and Fiat.  Our home and automotive aftermarket audio and electronic products are offered primarily through audio/video specialty stores and audio/video chain stores, such as Circuit City and Best Buy in North America and MediaMarkt in Europe.  Our branded audio products for personal computer users are primarily focused on retail customers with new products being geared towards enhanced sound for PC, MP-3 and iPods®, which improves the appeal and capability of these products as entertainment systems.

We continue to receive purchase commitments for our infotainment systems.  In June 2004 the Company announced new awards from the Chrysler Corporation for navigation/infotainment systems that will be used across the range of Chrysler vehicles.  Beginning in fiscal 2007, we anticipate that our applications will serve virtually every Chrysler platform.  In fiscal 2004, we supplied infotainment systems that were installed in vehicles manufactured by Mercedes-Benz, Porsche, Audi, Landrover and BMW.  Our business objective is to maintain our leadership position in the navigation/infotainment business.

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

The professional group includes the JBL Professional, Soundcraft, Crown, DigiTech, dbx, AKG, Lexicon, BSS, and Studer brands.

We believe that we are uniquely equipped to provide turnkey systems solutions for professional audio applications that offer the customer improved performance, reliability, ease of installation and reduced cost. With our HiQNet software, all of our Harman professional brand products can communicate and operate together.

Our results of operations depend on the sales of audio products and electronic systems in the consumer and professional markets.  We experience seasonal fluctuations in sales and earnings.  The first quarter is generally the weakest due to the automotive model changeovers and the summer holidays in Europe.  Our sales and earnings may also vary due to customer acceptance of our products, product offerings by our competitors and general economic conditions.  Our products are sold worldwide, with the largest markets being the United States and Germany.

We believe significant growth opportunities continue to exist with our automotive manufacturer customers through higher penetration levels within existing models, increases in the number of models offering our audio, navigation and infotainment systems, supply agreements with additional automakers and increases in per-vehicle content through the provision of integrated infotainment systems with premium branded audio systems.

Products

Consumer Products

We believe that we are a leading global manufacturer of premium branded loudspeakers and audio, video and electronic systems for vehicle, home and computer applications.

We have developed the technical competencies to offer highly integrated multimedia systems to automobile manufacturers.  Our infotainment systems integrate and manage audio, radio, video, navigation, telephone, climate control and Internet.  We continue to leverage our expertise in the design and manufacture of high-quality loudspeakers, radios and electronics, as well as the reputation for quality associated with our JBL, Infinity, Harman/Kardon, Mark Levinson, Lexicon, Logic7 and Becker brand names.  As a result of our well-established relationship with automobile manufacturers, our engineers are engaged early in the vehicle design process to develop systems that optimize acoustic performance and minimize weight and space requirements.

Our Infinity and Harman/Kardon branded car audio systems are offered by DaimlerChrysler's Mercedes-Benz, Chrysler, Dodge and Jeep lines as well as by Mitsubishi.  Toyota, the PSA Group and Hyundai offer JBL branded audio systems in their cars.  BMW, Saab, Land Rover and Mercedes-Benz offer our Harman/Kardon branded audio systems.  Our premium Mark Levinson branded audio systems are offered by Lexus and the new Rolls Royce comes standard with a Lexicon branded audio system.  We also supply navigation systems, head units and other automotive electronics to numerous vehicle manufacturers worldwide.

We manufacture loudspeakers under the JBL, Infinity, Harman/Kardon and Revel brand names for the consumer home audio market.  These loudspeaker lines include models designed for two-channel stereo and multi-channel surround sound applications in the home and in a wide range of performance choices, including floorstanding, bookshelf, powered, low frequency, in-wall, wireless and all-weather as well as in styles and finishes ranging from high gloss lacquers to genuine wood veneers. The JBL and Infinity product lines also include car loudspeakers, amplifiers and crossover products sold in the aftermarket.

We offer a broad range of consumer audio electronics under the Harman/Kardon, Mark Levinson and Lexicon brand names.  Our Harman/Kardon home electronics line includes audio/video receivers featuring Dolby Digital®and DTS® surround sound processing capabilities and multi-channel amplifiers, multi-disc DVD players and CD recorders.  We design and manufacture high-end electronics, including amplifiers, pre-amplifiers, digital signal processors, compact disc players and transports, DVD transports, amplifiers and surround sound processors that we market under the renowned Mark Levinson brand.  Our Becker automobile aftermarket line includes navigation systems and Becker On-Line Pro systems, which provide radio, navigation, CD, MP3, telephone and Internet access.  We believe that we are a leader in the design and manufacture of high-quality home theater surround sound processors and amplifiers under the Lexicon name. Lexicon was a pioneer in the development of digital signal processors for the professional audio market and has successfully transferred its professional audio expertise to produce excellent consumer products.

In the personal computer audio market, we offer Harman/Kardon, JBL and Infinity branded audio products, such as desktop speakers and subwoofers, to retail outlets.  We also provide branded audio products to computer manufacturers including Hewlett-Packard, Toshiba, Compaq and IBM for inclusion in their computers.  We also supply Apple with speaker systems through their online and retail outlets.

Professional Products

Our professional products include loudspeaker and electronics equipment that is marketed under what we believe are some of the most respected brand names in the industry, including JBL Professional, Soundcraft, Crown, Lexicon, DigiTech, AKG, BSS, dbx and Studer.

The professional market is increasingly moving to digital technology. We believe that we are a leader in this market.  Our Professional Group derives value from its ability to share research and development, engineering talent and other digital resources among its business units.  Soundcraft, Studer, Crown, Lexicon and Harman Music Group each have substantial digital engineering resources and work together to achieve common goals by sharing resources and technical expertise.

Our professional loudspeakers are well known for high-quality and superior sound.  JBL Professional branded products includes studio monitors, loudspeaker systems, powered loudspeakers, sound reinforcement systems, bi-radial horns, theater systems, surround sound systems and industrial loudspeakers.

Our professional electronic products are recognized for high quality and reliability.  We market these products on a worldwide basis under various trade names, including Soundcraft, Crown, JBL, Lexicon, DigiTech, AKG, BSS, dbx and Studer.  These products are often sold in conjunction with our professional loudspeakers.

We produce sound mixing consoles which range from automated multi-track consoles for professional recording studios to compact professional mixers for personal recording and home studios.  Our consoles are sold to four main market areas: sound reinforcement, recording studios, broadcast studios and musical instrument dealers.  Our mixing consoles are sold under the Soundcraft, Spirit and Studer brands.  We produce many types of signal processing products, equalizers, special effects devices that are used in live sound applications and in recording studios to produce sound effects and refine final mixes.  These products are sold under the Lexicon, DigiTech, dbx and BSS brand names.

We produce microphones, audio headphones, surround-sound headphones and other professional audio products marketed under the AKG brand name.  We have leveraged our engineering and manufacturing expertise in producing high quality microphone arrays for DaimlerChrysler and General Motors.

We also produce professional amplifiers under the Crown and JBL brand names.  We believe the integration of loudspeakers and electronics enhances our ability to provide complete systems solutions to the professional audio market.  Our other professional products include switching systems, digital audio workstations and turnkey broadcasting studio installations marketed primarily under the Studer brand name.

Manufacturing

We believe that our manufacturing capabilities are essential to maintaining and improving product quality and performance.  Other than certain Harman/Kardon electronic components, we manufacture most of the products we sell.

We believe that our facilities in Germany, California, Indiana, Kentucky, Mexico and Hungary that manufacture loudspeakers, electronics, navigation and infotainment systems for automobile manufacturers are world class.  In each of these facilities, we have shifted from traditional manual assembly lines to highly automated assembly lines designed to provide improved efficiency and flexibility.

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

We have a strong manufacturing presence in Europe.  We manufacture infotainment systems, car radios, navigation systems, amplifiers and other electronics, primarily in Germany, for automotive customers.  We produce loudspeakers and amplifiers in the United Kingdom, Germany, Sweden, France and Hungary.  European professional electronics manufacturing includes mixing consoles in the United Kingdom and Switzerland, professional recording and broadcast equipment in Switzerland and microphones and headphones in Austria.  In Asia, we have a manufacturing facility in China that produces loudspeakers for our multimedia business.  We also have engineering and design facilities in the United States, Germany, Austria and Japan.

At our principal North American manufacturing facility in Northridge, California, we manufacture automotive, home and professional loudspeakers and audio electronics for vehicle, home and professional applications.  We manufacture loudspeakers and electronics and assemble sound systems for the automotive market in Indiana, Kentucky and Mexico.  In addition, we manufacture professional electronics products in Utah and Indiana.

Suppliers

We use externally sourced microchips in many of our products.  A significant disruption in our microchip supply chain and an inability to obtain alternative sources would have a material impact on our consolidated results of operations.

Several independent suppliers manufacture electronic products designed by Harman/Kardon.  We do not believe the loss of any one of these suppliers would have a material impact on our consolidated results of operations or consolidated financial position.

Trademarks and Patents

We market our products under numerous brand names that are protected by both pending and registered trademarks around the world.  Samples of our brands include JBL®, Infinity®, Harman/Kardon®, Lexicon®, Mark Levinson®, Revel®, Crown®, Becker®, Soundcraft®, Spirit®, DigiTech®, AKG®, Studer®, BSS® and dbx®.  Our trademark registrations cover use of trademark rights in connection with various products, such as loudspeakers, speaker systems, speaker system components and other electrical and electronic devices.  We have registered or taken other protective measures for many of these trademarks in substantially all major industrialized countries.  As of June 30, 2004 we had approximately 547 pending and 1,676 issued trademark registrations around the world.

As of June 30, 2004, we also had approximately 1,585 pending and 1,121 issued United States and foreign patents covering various audio and infotainment products.

Seasonality

Our sales and earnings fluctuate seasonally.  The first fiscal quarter is generally the weakest due to automotive model changeovers and the summer holidays in Europe.  Variations in seasonal demand among end-user markets may cause our operating results to vary from quarter to quarter.

Customers/Industry Concentration

Sales to DaimlerChrysler and BMW accounted for 29 percent and 13 percent, respectively, of our consolidated net sales for the fiscal year ended June 30, 2004.  Accounts receivable due from DaimlerChrysler and BMW were 22 percent and 8 percent, respectively, of consolidated accounts receivable at June 30, 2004.  The loss of sales to DaimlerChrysler or BMW would have a material adverse effect on our consolidated sales, earnings and financial position.  For the fiscal year ended June 30, 2004, approximately 63 percent of our sales were to automobile manufacturers.

Backlog Orders

Because our practice is to produce automotive products and systems on a just-in-time basis and maintain sufficient inventories of finished goods to fill orders promptly, we do not consider the level of backlog to be an important index of our future performance.  Our order backlog was approximately $28.7 million at June 30, 2004 and $17.5 million at June 30, 2003.

Warranty Liabilities

We warrant our products to be free from defects in materials and workmanship for periods ranging from 90 days to five years from the date of purchase, depending on the product.  The warranty is a limited warranty, and it imposes certain shipping costs on the customer and excludes deficiencies in appearance except for those evident when the product is delivered.  Our dealers normally perform warranty service for loudspeakers in the field, using parts supplied on an exchange basis.  Warranties in international markets are generally similar to those in the U.S. market.  Estimated warranty liabilities are based upon past experience with similar types of products, the technological sophistication of certain products, replacement cost and other factors.

Competition

The audio industry is fragmented and competitive and includes numerous manufacturers offering audio products that vary widely in price, quality and distribution channels.  Consumer home, computer and automotive aftermarket products are offered through channels including audio specialty stores, discount stores, department stores, mail order firms and Internet merchants.  Automotive and computer manufacturers also offer branded audio products as options.  Music instrument retailers, professional audio dealers, contractors and installers offer professional products and customers can also purchase these products on a contract bid basis.  We concentrate primarily on the higher-quality, higher-priced segments of the audio market and compete based upon the strength of our brand names, the quality of our products, our ability to prove integrated systems and our comprehensive marketing, engineering and manufacturing resources.

We believe that we currently have a significant share of the consumer market for home loudspeakers, primarily as a result of the strength of our brand names and our technology.  We believe JBL and Infinity are two of the most recognized loudspeaker brands in the world.  By developing our high-end loudspeaker brand, Revel, over the past several years, we have extended our market position.  Our principal competitors in the consumer loudspeaker market include Bose, Boston Acoustics, B&W, KEF, Celestion, Paradigm, Klipsch, Cambridge SoundWorks and Polk Audio.

Competition in the consumer home electronics market remains intense, dominated by large Asian competitors.  This market is characterized by the short life cycle of products and a need for continuous design and development efforts.  Our competitive strategy is to compete in the higher-quality segments of this market and to continue to emphasize our ability to provide system solutions to customers, including a combination of loudspeakers and electronics products and integrated surround sound and home theater systems.  Our principal electronic competitors include Marantz, Kenwood, Sony, Denon, Onkyo, Nakamichi, Pioneer and Yamaha.  We also compete in the luxury consumer electronics market with our Mark Levinson and Lexicon brands.  Our principal competitors in this high-end market include Krell, McIntosh, Audio Research, Meridian, Linn and Accuphase.

In the personal computer audio market, we offer Harman/Kardon, JBL and Infinity branded products to retail outlets and computer manufacturers.  Harman/Kardon provides desktop speakers and laptop audio for Hewlett-Packard, and laptop audio for Toshiba.  JBL provides desktop speakers and laptop audio for Compaq.  Infinity offers desktop speakers for IBM.  We also supply Apple with speaker systems through their online and retail outlets.  Our principal competitors in this segment include Creative Labs, Altec-Lansing, LabTec/Logitich, Klipsch and Cyber Acoustics.  This market is highly competitive and characterized by low prices and frequent product changes.

In the automotive audio market, we compete against Bose, Pioneer ASK, Foster Electric and Panasonic in the sale of loudspeaker systems to automotive manufacturers and Alpine, Bosch, Panasonic, Siemens VDO, Delphi, Aisin Seiki and Denso in the sale of electronics and infotainment systems to automotive manufacturers.  We compete based upon the strength of our brand names and the quality of our products.  We believe our competitive position is enhanced by our technical expertise in designing and integrating acoustics, navigation, speech recognition and man-machine interfaces into complete infotainment systems uniquely adapted to the specific requirements of each automobile model.

The market for professional sound systems is highly competitive.  We believe that we have historically held a leading market position in the professional loudspeaker market and have complemented our professional loudspeaker line by adding digital professional electronic products and broadcast and recording equipment.  We compete by utilizing our ability to provide systems solutions to meet the complete audio requirements of our professional customers.  We offer products for most professional audio applications.

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

Research and Development

Expenditures for research and development were $216.9 million, $143.1 million and $109.9 million for the fiscal years ending June 30, 2004, 2003 and 2002, respectively.

Number of Employees

At June 30, 2004, we had 10,606 full-time employees, including 4,076 employees located in North America and 6,530 located outside of North America.

Website Access to Information

We provide access through our website, www.harman.com, to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed by our directors, executive officers and certain significant shareholders pursuant to Section 16 of the Securities Exchange Act and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed with or furnished to the Securities and Exchange Commission.  Also available on our website is information regarding our Corporate Governance Guidelines.  The information on our website is not incorporated by reference into this report.

Item 2.   Properties

Our corporate headquarters are located at 1101 Pennsylvania Avenue, Washington, D.C. 20004.

Our principal manufacturing facilities are located in Germany, California, Indiana, Utah, Kentucky, the United Kingdom, Switzerland, Mexico, Hungary, France and Austria.  Certain information regarding our principal manufacturing facilities are described in the table below.

Location	Size (Sq. Ft.)	Owned/Lease	Percentage Utilization	Principal Market

Northridge, California	569,000	Leased	94%	Consumer and Professional
Ittersbach, Germany	507,000 54,000 16,000	Owned Owned Leased	100% 100% 100%	Consumer
Straubing, Germany	233,000 41,000	Owned Leased	100% 100%	Consumer
Worth-Schaitt, Germany	200,000	Owned	100%	Consumer
Chateau du Loir, France	201,000	Owned	100%	Consumer
Elkhart, Indiana	223,000	Owned	86%	Professional
Rancho Cucamoga, CA	212,000	Leased	100%	Professional
Martinsville, Indiana	206,000	Owned	100%	Consumer
Tijuana, Mexico	198,000	Leased	97%	Consumer
Vienna, Austria	193,000	Leased	100%	Professional
Potters Bar, UK	160,000	Leased	100%	Professional
Bridgend, UK	125,000	Leased	100%	Consumer
Szekesfehervar, Hungary	117,000	Owned	100%	Consumer
Franklin, KY	152,000	Owned	100%	Consumer
Regensdorf, Switzerland	108,000	Leased	100%	Professional
Juarez, Mexico	105,000	Leased	80%	Consumer
Sandy, Utah	100,000	Leased	100%	Professional

We believe that our facilities meet current capacity requirements and that suitable additional or substitute facilities will be available, if required.

Item 3.   Legal Proceedings

We are involved in various legal proceedings in the normal course of business. In our opinion, liabilities arising from these claims would not have a material effect on our financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders and Executive Officers of the               Registrant

              Submission of Matters to a Vote of Security Holders

                    None.

              Executive Officers of the Registrant

Executive officers are elected annually by our Board of Directors and hold office at the pleasure of the Board until the next annual election of officers or until their successors are elected and qualified.  The current executive officers of Harman International, their ages and their business experience during the past five years are set forth below.

Sidney Harman, Ph.D. – 86
      Executive Chairman, July 2000 – present
     Chairman of the Board of Directors, Chief Executive Officer and Director, 1980 – July 2000

Bernard A. Girod – 62
     Vice Chairman of the Board and Chief Executive Officer, July 2000 – present
     Chief Executive Officer, November 1998 – present
     President, March 1994 – November 1998
     Director, July 1993 – present

Gregory P. Stapleton – 57   [ 1 ]
     President and Chief Operating Officer, July 2000 – present
     Chief Operating Officer, November 1998 – present
     President of the Harman OEM Group, October 1987 – November 1998
     Director, November 1987 – present

Erich Geiger – 56
     Chief Technology Officer, July 2003 – present
     Chief Technical Officer, July 1998 – July 2003
     Chief Executive Officer, Harman Becker Automotive Systems, January 1996 – July 2003

Frank Meredith – 47
     Executive Vice President, Chief Financial Officer and Secretary, July 2000 – present
     Chief Financial Officer, February 1997 – present
     Secretary, November 1998 – present

William S. Palin – 62
     Vice President – Controller, March 1994 – present

Sandra B. Robinson – 45
     Vice President – Financial Operations, November 1992 – present

Edwin C. Summers – 57
     Vice President, General Counsel and Assistant Secretary, July 1998 – present

Floyd E. Toole, Ph.D., 66
      Vice President – Acoustics, November 1991 – present

     [ 1 ] - Mr. Gregory Stapleton has notified the Company of his intent to retire on December 31, 2004.

Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

The Common Stock of the Company is listed on the New York Stock Exchange and is reported on the New York Stock Exchange Composite Tape under the symbol HAR.  As of August 31, 2004, there were approximately 166 record holders of the Company's Common Stock.

Market Price	Fiscal 2004		Fiscal 2003

	High	Low	High	Low

First quarter ended September 30	$50.505	39.320	27.290	19.135
Second quarter ended December 31	74.250	50.995	31.370	23.490
Third quarter ended March 31	80.150	68.310	31.825	26.920
Fourth quarter ended June 30	91.000	71.440	39.790	29.080

All figures have been adjusted to reflect the two-for-one stock split in November 2003.

The table above sets forth the reported high and low sales prices at the market close of the Company's Common Stock, as reported on the New York Stock Exchange, for each quarterly period for fiscal years ended June 30, 2004 and 2003.

The Company paid cash dividends during fiscal years 2004 and 2003 of $.05 per share, with a dividend of $.0125 per share paid in each of the four quarters, adjusted for the stock split in November 2003.

Item 6.   Selected Financial Data

The following table summarizes certain selected financial data that should be read in conjunction with the consolidated financial statements and accompanying notes thereto for the fiscal year ended June 30, 2004.

	Years Ended June 30,

(In thousands except per share data)	2004	2003	2002	2001	2000

Net sales	$2,711,374	2,228,519	1,826,188	1,716,547	1,677,939
Operating income	$254,465	166,894	103,221	71,228	121,722
Income before income taxes	$227,520	142,471	80,177	45,099	102,829
Net income	$157,883	105,428	57,513	32,364	72,838
Diluted EPS (a)	$2.27	1.55	0.85	0.48	1.03
Weighted average shares outstanding – diluted (a)	69,487	68,048	67,806	67,474	70,600
Total assets	$1,988,810	1,703,658	1,480,280	1,159,385	1,137,505
Total debt	$394,925	503,068	474,679	368,760	277,324
Shareholders' equity	$874,996	655,785	526,629	422,942	486,333
Dividends per share (a)	$0.05	0.05	0.05	0.05	0.05

(a) Share and per share data has been adjusted to reflect the two-for-one stock splits in each of November 2003 and August 2000.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the information presented in other sections of this Annual Report on Form 10-K, including “Item 1.  Business”, “Item 6.  Selected Financial Data”, and “Item 8.  Consolidated Financial Statements and Supplementary Data.”  This discussion contains forward-looking statements which are based on our current expectations and industry experience, as well as our perception of historical trends, current market conditions, current economic data, expected future developments and other factors that we believe are appropriate under the circumstances.  These statements involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements.

We begin this discussion with an overview of Harman International to give you an understanding of our business and the markets we serve.  We then discuss our critical accounting policies.  This is followed by a discussion of our results of operations for the fiscal year ended June 30, 2004 and the fiscal years ended June 30, 2003 and June 30, 2002.  We include in this discussion additional disclosure regarding our two reportable business segments, the Consumer Systems Group and the Professional Group.  We then discuss our financial condition at June 30, 2004 with a comparison to June 30, 2003.  This section includes information regarding our liquidity and capital resources; operating, investing and financing activities; equity balances and contractual obligations.  Finally, we provide a business outlook and information regarding risk factors at the end of this discussion.

Overview

We design, manufacture and market high-quality, high fidelity audio products and electronic systems for the consumer and professional markets.  We have two reportable business segments that are based on the end-user markets we serve.  The Consumer Systems Group designs, manufactures and markets loudspeakers, audio, electronic and infotainment systems for vehicles, home audio, video and computer applications.  The Professional Group designs, manufactures and markets loudspeakers and electronics used by audio professionals in concert halls, stadiums, airports and other buildings and for recording, broadcast, cinema and music reproduction applications.

Our primary manufacturing facilities in the United States are located in California, Indiana, Kentucky and Utah.  Outside of the United States, we have significant manufacturing facilities in Germany, Austria, the United Kingdom, Mexico, Hungary and France.  We sell our products worldwide with the largest markets being the United States and Germany.  Our businesses operate using their local currencies.  Therefore, we are subject to currency fluctuations that are partially mitigated by the fact that we purchase raw materials and supplies locally where possible.

We experience seasonal fluctuations in sales and earnings.  Our first quarter is generally the weakest due to automotive model changeovers and the summer holidays in Europe.  Variations in seasonal demand among end-users may also cause operating results to vary from quarter to quarter.

Fiscal 2004 was a good year for our company.  We achieved record sales and earnings, produced record cash flow from operations, and strengthened our balance sheet by increasing cash and cash equivalents, lowering our working capital requirements primarily by reducing inventories, and reducing our debt.  Our discussion and analysis continues below under captions that we believe are significant.

Critical Accounting Policies

The methods, estimates and judgments we use in applying our accounting policies, in conformity with generally accepted accounting principles in the United States, have a significant impact on the results we report in our financial statements.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  The estimates affect the carrying values of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  Our accounting policies are more fully described in Note 1, Summary of Significant Accounting Policies, which is located in Item 8 of Part II, "Consolidated Financial Statements and Supplementary Data.”  However, we believe the following policies merit discussion due to their higher degree of judgment, estimation, or complexity.

Inventory Valuation

The valuation of inventory requires us to make judgments and estimates regarding excess, obsolete or damaged inventories including raw materials, finished goods and spare parts.  Our determination of adequate reserves requires us to analyze the aging of inventories, the demand for spare parts and work closely with our sales and marketing staff to determine future demand for our products.  We make these evaluations on a regular basis and adjustments are made to the reserves as needed.  These estimates and the methodologies that we use have an impact on our financial statements.

Allowance for Doubtful Accounts

Our products are sold to customers in many different markets and geographic locations.  Methodologies for estimating bad debt reserves range from specific reserves to various percentages applied to aged receivables.  We must make judgments and estimates regarding account receivables that may become uncollectible.  These estimates affect our bad debt reserve and results of operations.  We base these estimates on many factors including historical collection rates, the financial stability and size of our customers as well as the markets they serve and our analysis of accounts receivable aging.  Our judgments and estimates regarding collectibility of account receivables have an impact on our financial statements.

Warranty Liabilities

We warrant our products to be free from defects in materials and workmanship for a time period ranging from 90 days to five years from the date of purchase, depending on the product.  These warranties require us to make estimates regarding the amount and costs of warranty repairs we expect to make over a period of time.  Several factors influence this estimate including historical analysis of warranty repair by product category, the technological sophistication of certain products, replacement costs and other factors.  The estimates we use have an impact on our financial statements.

Pre-Production and Development Costs

We incur pre-production and development costs related to infotainment systems that we develop for automobile manufacturers pursuant to long-term supply agreements.  Portions of these costs are reimbursable under the separate agreements and are recorded as unbilled costs on our balance sheet.  We believe that the terms of our supply contracts and our longstanding relationships with these automobile manufacturers reasonably assure that we will collect the reimbursable portions of these contracts.  Accounting for development costs under the percentage of completion method requires us to make estimates of costs to complete projects.  We review these estimates on a quarterly basis.  Unforeseen cost overruns or difficulties experienced during development could cause losses on these contracts.  Such losses are recorded once a determination is made that a loss will occur.

Goodwill

We perform a goodwill impairment test on an annual basis.  At June 30, 2004, the goodwill balance of $251.7 million was not impaired.  We made this determination based upon a valuation of our reporting units, as defined by SFAS 142, Goodwill and Other Intangible Assets.  The valuation took into consideration various factors such as our historical performance, future discounted cash flows, performance of our competitors and overall market conditions.  We cannot, however, predict the occurrence of certain events that might adversely affect the reported value of goodwill.  Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or a material negative change in our relationships with significant customers.  Please refer to Note 4, Goodwill, for additional information regarding our goodwill balance and annual impairment test.

Results Of Operations

Sales

Our net sales were a record $2.711 billion in fiscal 2004, a 22 percent increase compared to net sales of $2.229 billion in fiscal 2003.  The increase in net sales was primarily driven by higher sales of audio and infotainment systems to automotive customers.  The effects of foreign currency translation contributed approximately $204 million to the increase in fiscal 2004 net sales compared to the prior year.  Fiscal 2003 net sales were also 22 percent greater than the prior year due to higher shipments of audio and electronic systems to automakers partially offset by lower sales of speakers and electronics to retail customers.  The foreign currency impact in fiscal 2003 was approximately $185 million.

We present below a summary of our net sales by reportable business segment:

(In thousands)	Fiscal 2004		Fiscal 2003		Fiscal 2002

Consumer Systems Group	$2,229,658	82%	1,782,521	80%	1,401,446	77%
Professional Group	481,716	18%	445,998	20%	424,742	23%

Total	$2,711,374	100%	2,228,519	100%	1,826,188	100%

Consumer Systems Group  – The Consumer Systems Group reported a $447 million, or 25 percent, increase in fiscal 2004 net sales compared to the prior year.  The effects of foreign currency translation contributed approximately $185 million to the increase in fiscal 2004 net sales.  Higher net sales of audio and infotainment systems to automotive customers contributed $324 million.  During the year, we had several successful infotainment system programs that contributed to the higher sales.  Sales of the new BMW 5 Series, which included our infotainment system, exceeded our expectations partially due to the inability of a competitor to meet their obligations on the program.  We also successfully launched a high-end infotainment system in the new Audi A6.  In the United States, we successfully launched our first navigation system at Chrysler for the Dodge Ram truck.  Mark Levinson digital audio systems for Lexus vehicles did very well during the year.  Net sales of audio and electronic systems to retail customers decreased $62 million versus the prior year due primarily to lower shipments of multimedia systems to a U.S. computer manufacturer due to the end of a supply agreement.  Consumer home sales also declined due to lower high-end sales of home audio and electronic systems.

In fiscal 2003, the Consumer Systems Group reported net sales of $1.783 billion compared to net sales of $1.401 billion in fiscal 2002, representing an increase of $382 million or 27 percent.  The effect of foreign currency translation contributed approximately $166 million to the increase in net sales in fiscal 2003 compared to the prior fiscal year. Net sales also increased by $268 million as a result of higher sales of speakers and electronic systems to automobile manufacturers.  These higher sales are primarily the result of greater unit sales of our infotainment systems that were in the early development phase during the prior year.  Net sales of speakers and electronics to retail customers decreased by $11 million compared to the prior year.  Sales of speakers and electronics for computer applications were lower by $41 million as a result of the phase out of a supply agreement with a computer manufacturer.

Professional Group  – Professional Group fiscal 2004 net sales were $481.7 million, a $35.7 million or 8 percent increase above the prior year.  The effect of foreign currency translation contributed approximately $18.8 million to the increase in fiscal 2004 net sales.  Our JBL Professional, Crown and Harman Music Group business units each reported increased net sales.  The increase in net sales was partially due to strong sales in the cinema market and a focus on selling complete system packages to audio professionals.  Certain packages may include Harman branded loudspeakers, amplifier, mixing console, and microphones.

The Professional Group reported net sales of $446.0 million for fiscal 2003 compared with $424.7 million in fiscal 2002, an increase of $21.3 million or 5 percent.  The effect of foreign currency translation contributed approximately $19.4 million to the increase in fiscal 2003 net sales compared to the previous year.  Higher sales at JBL Professional, Crown and AKG were offset by lower sales at our mixing console businesses.

Gross Profit

We achieved a gross profit margin of 32.8 percent in fiscal 2004, an increase of 3.6 percentage points above the prior year.  The increased gross margin is primarily attributable to a continuing shift of the overall percentage of sales to automotive customers and increased manufacturing efficiencies at our factories.  Fiscal 2003 gross margin also improved versus fiscal 2002 due mainly to increased sales of audio and electronic systems to automotive customers.  Also contributing to improved gross margins in fiscal 2004 were production enhancements at many of our manufacturing facilities and the closure of two small factories.  We expect our gross profit margin to improve approximately one percentage point in fiscal 2005.  Additional gross margin information by reportable business segment is presented below.

Consumer Systems Group  – The Consumer Systems Group reported fiscal 2004 gross margin of 33.5 percent compared to 30.7 percent in fiscal 2003.  The gross margin percentage increased mostly due to a greater number of higher margin infotainment systems sales to luxury European automakers and improved gross margins on audio and electronic sales to other automakers in the United States and Asia.  We also closed a small manufacturing facility in Europe and moved the production to other Harman facilities.  This closure and an overall effort to improve manufacturing efficiencies contributed to improved margins in the group.  Gross margins were better at our businesses selling to retail customers as we have made a concerted effort to discontinue lower margin products and have benefited from our prior efforts to dispose of excess inventories.

Fiscal 2003 gross margin of 30.7 percent improved from 25.8 percent in fiscal 2002.  The gross margin improvement was primarily due to the successful launch of new infotainment programs including the BMW 7 Series in fiscal 2003.  Gross margins also improved in the consumer home businesses as fiscal 2002 costs were incurred to complete the reorganization of the European distribution system.

Professional Group  – Gross margins in the Professional Group have increased slightly during the past fiscal year.  Fiscal 2004 gross margin of 30.3 percent improved from 29.7 percent in fiscal 2003.  The gross margin improvement is primarily due to strong sales of higher margin new products at our businesses in North America and a reduction of several lower margin product lines.  We also achieved manufacturing efficiencies in several factories in North America and are in the process of combining two facilities in Europe, which we anticipate will contribute to improved margins in future periods.

In fiscal 2003, gross margin of 29.7 percent was higher than the 26.9 percent in fiscal 2002.  The margin improvement was primarily due to improved factory efficiencies in North America.

Selling, General and Administrative Expenses

Our fiscal 2004 selling, general and administrative expenses (SG&A) were $634.1 million or 23.4 percent of net sales.  We believe fiscal 2005 SG&A expenses will be approximately the same percent of net sales.  Fiscal 2003 SG&A expenses were $484.3 million or 21.7 percent of net sales.  Fiscal 2002 SG&A expenses were also 21.7 percent of sales.  Research and development costs are the largest single component of our SG&A expenses.  In fiscal 2004, research and development costs were $216.9 million or 8.0 percent of sales compared to $143.1 million or 6.4 percent of sales in fiscal 2003.  Research and development costs increased primarily to support infotainment system programs for our automotive customers.  These costs also increased due to the acquisition of two engineering centers, Wavemakers and Margi, during the first quarter of fiscal 2004.  SG&A expenses also include selling costs associated with our sales staff and product marketing.  Selling costs were $109.1 million in fiscal 2004 compared to $97.8 million and $68.6 million in fiscal 2003 and 2002, respectively.  Other SG&A expenses include costs incurred for general management salaries and medical and other benefits.  In accordance with Statement of Financial Accounting Standards (SFAS) 123, fiscal 2004 SG&A expenses included $10.9 million for the expensing of stock options.  Stock option expense in fiscal 2003 was $5.0 million.

In fiscal 2003, SG&A expenses were $484.3 million or 21.7 percent of net sales for the fiscal year.  These expenses included research and development costs of $143.1 million, which represented 6.4 percent of net sales, an increase of $33.2 million over fiscal 2002.  The research and development costs were substantially incurred to support engineering development for our automotive customers.  We also incurred increased selling costs to support higher sales to automotive customers and enhanced marketing efforts to support consumer home audio product sales hampered by a weak economic environment in fiscal 2003.  Additional information regarding our SG&A expenses by reportable business segment is presented below.

Consumer Systems Group  – Our Consumer Systems Group incurs substantial research and development costs primarily in support of infotainment system programs for European automotive customers including Mercedes-Benz, BMW, Audi and Porsche and new programs in the United States.  The group also has research and development costs for developing new audio and electronic systems for home and computer applications.  For the fiscal years ended 2004, 2003 and 2002, research and development costs were approximately $186 million, $117 million and $86 million, respectively.  Other SG&A costs include selling expenses to support increased sales to automotive customers and sales and marketing efforts for consumer home audio and electronic systems.  These selling costs were approximately $61 million, $51 million and $36 million in fiscal years 2004, 2003 and 2002, respectively.

Professional Group  – Selling expenses are the largest component of SG&A for the Professional Group.  These expenses are incurred to support a broad range of branded products.  For the fiscal years ended 2004, 2003 and 2002, selling expenses were approximately $48 million, $47 million and $32 million, respectively.  The Professional Group also had research and development costs of approximately $30 million in fiscal 2004, $26 million in fiscal 2003 and $24 million in fiscal 2002.  During fiscal 2004, the Professional Group recorded expenses of $12 million associated with our decision to exit the cellular telephone capsule business.  In addition, Professional Group SG&A expenses include costs to consolidate two manufacturing facilities within our mixing console businesses.

Operating Income

Our fiscal 2004 operating income was $254.5 million, which represented 9.4 percent of net sales for the year.  Fiscal 2003 operating income was 7.5 percent of sales.  Profitability improved mainly due to the continued shift of a higher percentage of total company sales to automotive customers.  In addition, a concerted effort to improve efficiencies at our manufacturing facilities contributed to higher operating income.  During fiscal 2004, we closed two small manufacturing plants and moved the production to other Harman facilities.  We believe fiscal 2005 operating income, as a percentage of net sales, will improve approximately one percentage point over fiscal 2004.

Our fiscal 2003 operating income improved over fiscal 2002.  Operating income as a percentage of sales increased from 5.7 percent in fiscal 2002 to 7.5 percent in fiscal 2003.  The profitability increase was also partially due to the trend of a higher percentage of sales to automotive customers.

In the table below we present a summary of operating profit by reportable business segment:

(In thousands)	Fiscal 2004	Fiscal 2003	Fiscal 2002

Consumer Systems Group	$299,116	190,797	110,445
Professional Group	8,581	15,398	16,802
Other	(53,232)	(39,301)	(24,026)

Total	$254,465	166,894	103,221

Percentage of net sales	9.4%	7.5%	5.7%

Consumer Systems Group  – Profitability has steadily increased in our Consumer Systems Group primarily due to the success we have achieved in supplying infotainment systems to automotive customers.  We have been able to increase the number of vehicle platforms that carry our audio and electronic systems.  Profitability has also improved in our businesses providing audio and electronic systems for home and computer applications due to our concentrated efforts to eliminate lower margin products.

Professional Group  – Fiscal 2004 operating income was negatively affected by our decision to exit the cellular telephone capsule business and the costs incurred to consolidate two European facilities in our mixing console businesses.  Our professional businesses in North America reported substantially higher operating profits in fiscal 2004.

Other  – Our corporate entity incurs costs associated with the general management of the Company and our subsidiaries.  The largest components of these costs are salary and medical and other benefits for executive management and other corporate employees.  These costs have increased due to the overall growth of the business.  In addition, costs associated with regulatory compliance with legislation such as the Sarbanes-Oxley Act have resulted in higher corporate expenses.

Interest Expense

Interest expense, net, was $17.2 million in fiscal 2004, $22.6 million in fiscal 2003 and $22.4 million in fiscal 2002.  We had lower interest expense in fiscal 2004 primarily due to lower interest rates, the repurchase of $88 million of outstanding debt and interest income of $3.5 million.  Our fiscal 2004 interest expense, net included $3.5 million of interest income primarily related to income on our cash and cash equivalents balance.  In fiscal 2003 and 2002, interest income was $0.9 million and $0.4 million, respectively.  We expect fiscal 2005 interest income to be lower than fiscal 2004 due to lower average cash balances anticipated in 2005.  We also expect a decrease in interest expense in future periods as we anticipate further reductions in debt.

Our weighted average interest rate in fiscal 2004 was 4.6 percent.  In fiscal 2003 and 2002, the weighted average interest rates were 5.0 percent in both years.  We had average weighted borrowings of $453.0 million, $465.1 million and $451.9 million in fiscal years 2004, 2003 and 2002, respectively.  We used interest rate swaps during each of these years to effectively convert fixed rate debt to variable rate debt.  The decrease in the fiscal 2004 average interest rate was primarily because a significant portion of our debt is at variable rates, which decreased during the year.

Miscellaneous Expenses

We recorded miscellaneous expenses, net, of $9.7 million in fiscal 2004 compared to $1.8 million in fiscal 2003 and $0.6 million in fiscal 2002.  The fiscal 2004 expense included $8.3 million related to the premium paid on the early retirement of approximately $88 million of outstanding public debt.  Fiscal 2004 miscellaneous expenses also included $2.3 million of bank charges.  In fiscal 2003 and 2002, bank charges were $1.8 million and $1.6 million, respectively.

Income Taxes

Our income tax expense in fiscal 2004 was $69.6 million, an effective tax rate of 30.6 percent.  The effective tax rate was 26.0 percent in fiscal 2003 and 28.2 percent in fiscal 2002.  The effective tax rates in each of the years presented were below statutory rates in the United States due to the utilization of tax credits, realization of tax benefits for United States exports and the utilization of tax loss carryforwards at certain foreign subsidiaries.  The effective rate in fiscal 2004 was higher than fiscal 2003 due to a higher percentage of income being earned in higher tax jurisdictions.  We expect the fiscal 2005 effective tax rate to approximate the fiscal 2004 rate.

Financial Condition

Liquidity and Capital Resources

We primarily finance our working capital requirements through cash generated by operations and trade credit.  We also have the ability to borrow as needed.  Cash and cash equivalents were $377.7 million at June 30, 2004 compared to $147.9 million at June 30, 2003.  The increase in cash was primarily due to strong cash flow performance and lower working capital requirements.  We anticipate tax payments of approximately $80 million in the first quarter of fiscal 2005 and the Board of Directors has authorized the repurchase of up to an additional $225 million of our public debt beginning in fiscal 2005.

Operating Activities

Our cash flows from operations were a record $482.5 million in fiscal 2004 compared to $250.1 million in fiscal 2003.  Our strong earnings and working capital performance contributed to the increase from the prior year-end.  We also had a significant decrease in our inventory balance and increases in accounts payable and other accrued liabilities during the year.

Net working capital, excluding cash and short-term debt, was $171.3 million at June 30, 2004.  This represents a significant decrease from net working capital of $337.6 million at June 30, 2003.  The decrease is primarily attributable to lower inventory balances, even during a year of substantial sales growth, and our company-wide efforts to reduce working capital levels.  In fiscal 2005, we do not expect significant decreases in accounts receivable or inventory balances.

Investing Activities

We had capital expenditures, net of acquisitions, of $135.5 million in fiscal 2004 and $115.3 million in fiscal 2003.  We did not enter into any lease arrangements in either of these fiscal years due to our cash balances.  In fiscal 2002, capital expenditures, net of acquisitions, were $104.5 million.  In fiscal 2002, capital expenditures were lower than 2001 due to the utilization of $17.1 million of operating leases.  Our expenditures in fiscal years 2004, 2003 and 2002 were primarily for manufacturing equipment and facilities required to increase capacity and efficiency, mainly in our businesses supplying audio and infotainment systems automotive customers.  Capital expenditures were also used for new product tooling.  We anticipate fiscal 2005 capital expenditures of approximately $157 million, primarily to support new infotainment system and navigation programs with automotive customers.  Firm commitments of approximately $20.7 million existed at June 30, 2004 for fiscal 2005 capital expenditures.

Financing Activities

We had total debt of $394.9 million at June 30, 2004.  Our debt was primarily comprised of $220.6 million of 7.125 percent senior notes due February 15, 2007 and $140.0 million of 7.32 percent senior notes due July 1, 2007.  We also had mortgages, capital leases, the carrying value of interest rates hedges and other long-term borrowings of $30.4 million.  In addition, we had short-term borrowings at June 30, 2004 of $3.9 million.

Also at June 30, 2004, we were party to a $150 million multi-currency revolving credit facility with a group of banks.  This facility expires on August 14, 2005.  At June 30, 2004, we had no borrowings under the revolving credit facility and outstanding letters of credit of $16.0 million.

During fiscal 2004, we purchased and retired $78.5 million principal amount of our 7.125 percent senior notes due February 2007 and $10.0 million principal amount of our 7.32 percent senior notes due July 2007 at an average premium of 1.0934 percent, resulting in a non-operating charge of $8.3 million.  We also unwound $10 million in interest rate swaps that hedged the 7.32 percent bonds due February 2007, resulting in a non-operating gain of $0.7 million.  In June 2004, our Board of Directors authorized us to repurchase up to an additional $225 million of our outstanding senior notes.

Our debt at June 30, 2003 was comprised primarily of $300 million of 7.125 percent senior notes due February 15, 2007, and $150 million of 7.32 percent senior notes due July 1, 2007.  We also had mortgages, capital leases and other long-term borrowings of $13.3 million at June 30, 2003.

Our long-term debt agreements contain covenants that, among other things, limit the ability of our Company to incur additional indebtedness, restrict subsidiary dividends and distributions, limit our ability to encumber certain assets and restrict our ability to issue capital stock of our subsidiaries.  The most restrictive provisions limit us to make dividend payments and purchases of capital stock of $50 million annually.  We were in compliance with the terms of our long-term debt agreements at June 30, 2004, 2003 and 2002.

We did not repurchase any shares of common stock in fiscal 2004.  We have a share repurchase program that began in 1998, whereby our Board of Directors has authorized the repurchase of 16 million shares.  From the inception of the program through June 30, 2004, we have acquired and placed in treasury 12.8 million shares of common stock at a cost of $171.9 million.  We expect future share repurchases to be funded with cash generated by operations.

Equity

Our total shareholders’ equity was $875.0 million at June 30, 2004.  Shareholders’ equity increased $219.2 million over the prior fiscal year primarily due to net income of $157.9 million and positive foreign currency translation of $31.6 million.  At June 30, 2003 we had $655.8 million of shareholders’ equity, which was higher than $526.6 million at June 30, 2002.  The increase was primarily due to fiscal 2003 net income of $105.4 million and $56.2 million of positive foreign currency translation, offset by $31.2 million of common stock repurchases.

Contractual Obligations

The following table provides a summary of the Company’s contractual financing obligations by due date:

	Fiscal Year

($000s)	2005	2006	2007	2008	2009	Thereafter	Total

Short-term borrowings (a)	$3,898	---	---	---	---	---	3,898
Senior notes (b)	---	---	220,597	140,000	---	---	360,597
Capital leases (c)	899	551	421	433	451	1,272	4,027
Other long-term obligations (b)	2,512	2,512	---	---	---	7,200	12,224
Firm commitments for capital expenditures	20,674	---	---	---	---	---	20,674
Purchase obligations (c)	58,762	---	---	---	---	---	58,762
Non-cancelable operating leases (d)	46,510	39,174	32,081	28,423	22,422	32,021	200,631

Total contractual cash obligations	$133,255	42,237	253,099	168,856	22,873	40,493	660,813

(a) As described in Note 5 to the Consolidated Financial Statements.
(b) As described in Note 6 to the Consolidated Financial Statements.
(c) Includes amounts committed under legally enforceable agreements for purchase of goods and services with defined terms as to quantity, price and timing of delivery.
(d) As described in Note 7 to the Consolidated Financial Statements.

Business Outlook

We produced record net sales and earnings for the fiscal year ended June 30, 2004.  In fiscal 2005, we believe net sales and earnings will continue to grow primarily due to increasing market acceptance of our infotainment systems for automotive customers.  We also expect new products for consumer home and computer applications will support growth in fiscal 2005.  We anticipate profitability to improve in our Professional Group due to the consolidation of two of our mixing console manufacturing facilities in addition to our exiting the lower margin cellular telephone capsule business.  We also believe that manufacturing efficiencies developed across all business units in fiscal 2004 will improve our gross margins in the next fiscal year.

During the fourth quarter of fiscal 2004, we received two major awards from Chrysler Corporation for new, fully functional, navigation/infotainment systems.  These awards represent a breakthrough for us with a North American automotive customer.  In Europe, we have been supplying these types of systems to luxury automakers for the past several years.  We expect one of these two new systems will be used across the range of Chrysler vehicles beginning in fiscal 2007.  We believe this award and other ongoing successful infotainment programs will provide a solid foundation for business growth over the next several years.

Risk Factors

            You should carefully consider the risks described below and the other information in this report.  Our results of operations or financial condition could be seriously harmed, and the trading price of the Company common stock may decline due to any of these risks.

Our operating results are subject to fluctuations, and if we fail to meet the expectations of securities analysts or investors, our stock price may decrease significantly.

Our operating results are difficult to forecast.  Our future operating results may fluctuate significantly and may not meet our expectations or those of securities analysts or investors.  If this occurs, the price of our stock will likely decline.  Factors that may cause fluctuations in our operating results include, but are not limited to, the following:

  changes in general economic conditions and specific market conditions;
  automobile industry sales and production rates and the willingness of automobile purchasers to pay for the option of a premium branded audio system and/or a multi-functional infotainment system;
  model-year changeovers in the automotive industry;
  the ability to satisfy contract performance criteria, including technical specifications and due dates;
  competition in the consumer and/or professional markets in which we operate;
  the outcome of pending or future litigation and administrative claims, including patent and environmental matters;
  work stoppages at one or more of our facilities or at a facility of one of our significant customers or at a common carrier or a dock/shipping port;
  the loss of one or more significant customers, including our automotive manufacturer customers;
  currency fluctuations and other risks inherent in international trade and business transactions;
  our ability to enforce or defend our ownership and use of intellectual property and;
  world political stability.

changes in consumer confidence and spending;

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

Our sales are dependent to a substantial extent on discretionary spending by consumers, which may be adversely impacted by economic conditions affecting disposable consumer income and retail sales. In addition, our sales of audio products to the automotive market are dependent on the overall success of the automobile industry, as well as the willingness, in many instances, of automobile purchasers to pay for the option of a premium branded automotive audio system or a multi-system digital infotainment system.

Our business could be adversely affected if we are unable to obtain raw materials and components from our suppliers on favorable terms.

We are dependent upon third party suppliers, both in the United States and other countries, for various components, parts, raw materials and certain finished products. Some of our suppliers produce products that compete with our products. Although we believe that the loss of any one or more of our suppliers would not have a long-term material adverse effect on our business because other suppliers would be able to fulfill our requirements, the loss of certain suppliers could, in the short term, adversely affect our business until alternative suppliers are able to ship adequate amounts of raw materials or components to us. We use multiple vendors to limit our reliance on any single supplier.

Our business could be adversely affected by a strike or work stoppage at one of our manufacturing plants or at a facility of one of our significant customers or at a common carrier or dock/shipping port.

One of our manufacturing facilities in the U.S. is under a collective bargaining agreement, which was renewed in fiscal 2004.  The current contract is scheduled to expire in March 2009.  Certain of our automotive customers are unionized and may incur work stoppages or strikes.  A work stoppage at our facilities or those of our automotive customers could have a material adverse effect on our consolidated sales, earnings and financial condition.  In addition, a work stoppage at a common carrier or a dock/shipping port could also have a material adverse effect on our consolidated sales, earnings and financial condition.

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

political instability, war, terrorism and other political risks;

These and other risks may increase the relative price of our products compared to those manufactured in other countries, reducing the demand for our products.

If we are unable to enforce or defend our ownership and use of our intellectual property, our business may decline.

Our future success will depend, in substantial part, on our intellectual property. We seek to protect our intellectual property rights, but our actions may not adequately protect the rights covered by our patents, patent applications, trademarks and other proprietary rights and prosecution of our claims could be time consuming and costly. In addition, the intellectual property laws of some foreign countries do not protect our proprietary rights, as do the laws of the United States. Despite our efforts to protect our proprietary information, third parties may obtain, disclose or use our proprietary information without our authorization, which could adversely affect our business. From time to time, third parties have alleged that we infringe their proprietary rights. These claims or similar future claims could subject us to significant liability for damages, result in the invalidation of our proprietary rights, limit our ability to use infringing intellectual property or force us to license third-party technology rather than dispute the merits of any infringement claim. Even if we prevail, any associated litigation could be time consuming and expensive and could result in the diversion of our time and resources.

Covenants in our debt agreements could restrict our operations.

The instruments governing our senior notes and our revolving credit facility contain certain provisions that could restrict our operating and financing activities. They restrict our ability to, among other things:

  create or assume liens;
  engage in mergers or consolidations.

enter into sale-leaseback transactions; and

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

Our ability to meet the covenants or requirements in our credit facilities and the indentures relating to our outstanding senior notes may be affected by events beyond our control, and we cannot assure you that we will satisfy these covenants and requirements.  A breach of these covenants or our inability to comply with the financial ratios, tests or other restrictions could result in an event of default under our revolving credit facility. Additionally, an event of default under our revolving credit facility is also an event of default under the indentures governing our senior notes. Upon the occurrence of an event of default under our revolving credit facility, the lenders and/or the note holders could elect to declare all amounts outstanding under our revolving credit facility and/or one or both of the indentures, together with accrued interest, to be immediately due and payable. If the payment of our indebtedness is accelerated, we cannot assure you that we will be able to make those payments or borrow sufficient funds from alternative sources to make those payments. Even if we were to obtain additional financing, that financing may be on unfavorable terms.

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

Any of the foregoing factors could have a material adverse effect on our business, results of operations and financial condition.  In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this report will in fact transpire.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

The Securities and Exchange Commission requires that registrants include information about potential effects of changes in interest rates and currency exchange rates in their financial statements.

Interest Rate Sensitivity/Risk

We use interest rate swap agreements to effectively convert the interest rate on a majority of our borrowings from fixed rates to variable rates.  Including the impact of the swap agreements, about five percent of our borrowings were on a fixed rate basis as of June 30, 2004; the remaining balance is subject to changes in U.S. short-term interest rates.  In addition, payments on $34 million aggregate amount of our equipment operating leases are subject to fluctuations in U.S. short-term interest rates.

To assess exposure to interest rate changes, we have performed a sensitivity analysis assuming a hypothetical 100 basis point increase or decrease in interest rates across all maturities.  Our analysis indicates that such changes in interest rates would not have a material impact on fiscal 2004 net income, based on June 30, 2004 positions.  Based on June 30, 2003 positions, the effect on fiscal 2003 net income of such an increase and decrease in interest rates was estimated to be $2.0 million.

The following table provides information as of June 30, 2004 about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations.  For debt obligations, the table presents principal cash flows and related average interest rates by contractual maturity dates.  For interest rate swaps, the table presents notional principal amounts and weighted average interest rates by contractual maturity dates.  Notional amounts are used to calculate the contractual payments to be exchanged under the interest rate swaps.  Weighted average variable rates are generally based on LIBOR as of the reset dates.  Unless otherwise indicated, the information is presented in U.S. dollar equivalents as of June 30, 2004.

Principal Payments and Interest Rates by Contractual Maturity Dates

								Fair
								Value
	Fiscal Year							(Assets)/

($Millions)	2005	2006	2007	2008	2009	Thereafter	Total	Liabilities

Liabilities:
Debt obligation (US$)	$2.5	2.5	220.6	140.0	---	7.2	372.8	388.7
Average interest rate	2.18%	2.18%	7.125%	7.32%	---	1.17%
Interest rate derivatives:
Fixed to variable interest rate swaps (US$)	$---	---	200.0	140.0	---	---	340.0	(14.2)
Average pay rate (a)			3.17%	3.56%
Average receive rate			7.125%	7.32%

(a) The average pay rate is based on $165.0 million set at three-month LIBOR set in arrears plus 1.61% and $175.0 million set at six-month LIBOR set in arrears plus 1.88%.

Foreign Currency Risk

Our business is subject to market risks arising from changes in foreign currency exchange rates, principally the change in the value of the euro versus the U.S. dollar.  The Company maintains significant operations in Germany, the United Kingdom, France, Austria, Hungary, Switzerland, Mexico, China and Sweden.  As a result, exposure to foreign currency gains and losses exists.  A portion of our foreign currency exposure is hedged by incurring liabilities, including loans, denominated in the local currency where subsidiaries are located.  The subsidiaries of the Company purchase products and raw materials in various currencies.  As a result, the Company may be exposed to cost changes relative to local currencies in the markets to which it sells.  To mitigate such risks, the Company enters into foreign exchange contracts and other hedging activities.  Also, foreign currency positions are partially offsetting and are netted against one another to reduce exposure.

Some products made in the U.S. are sold abroad.  Sales of such products are affected by the value of the U.S. dollar relative to other currencies.  Any long-term strengthening of the U.S. dollar could depress these sales.  Competitive conditions in the Company’s markets may limit our ability to increase product pricing in the face of adverse currency movements.  However, due to the multiple currencies involved in the Company’s business and the netting effect of various simultaneous transactions, the Company’s foreign currency positions are partially offsetting.

We presently estimate the effect on projected 2005 net income, based upon a recent estimate of foreign exchange transactional exposure, of a uniform strengthening or uniform weakening of the transaction currency rates of 10 percent would be to increase or decrease net income by $17.3 million.  As of June 30, 2004, we had hedged a portion of our estimated foreign currency transactions using forward exchange contracts.

We presently estimate the effect on projected 2005 net income, based upon a recent estimate of foreign exchange translation exposure (translating the operating performance of our foreign subsidiaries into U.S. dollars), of a uniform strengthening or weakening of the U.S. dollar by 10 percent would be to increase or decrease net income $24.2 million.

Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and our actual exposure and hedging transactions.

Item 8.   Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Harman International Industries, Incorporated:

We have audited the accompanying consolidated balance sheets of Harman International Industries, Incorporated and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations, cash flows and shareholders’ equity and comprehensive income for each of the years in the three-year period ended June 30, 2004.  In connection with our audits of the consolidated financial statements, we also audited the consolidated financial statement schedule of valuation and qualifying accounts and reserves for each of the years in the three-year period ended June 30, 2004.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harman International Industries, Incorporated and subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation and goodwill during the year ended June 30, 2003.

/s/ KPMG LLC

Los Angeles, California
August 12, 2004

Consolidated Balance Sheets
Harman International Industries, Incorporated and Subsidiaries
($000s omitted except share amounts)

	June 30,

	2004	2003

Assets
Current assets
Cash and cash equivalents	$377,708	147,911
Receivables (less allowance for doubtful accounts of $8,657 in 2004 and $13,785 in 2003)	426,211	363,121
Inventories (note 2)	291,710	349,626
Other current assets	108,406	106,966

Total current assets	1,204,035	967,624

Property, plant and equipment, net (notes 3, 6 and 7)	434,091	393,920
Goodwill (note 4)	251,722	221,579
Other assets	98,962	120,535

Total assets	$1,988,810	1,703,658

Liabilities and Shareholders' Equity
Current liabilities
Short-term borrowings (notes 5 and 6)	$3,898	4,345
Current portion of long-term debt (note 6)	3,411	964
Accounts payable	238,663	176,846
Accrued liabilities	294,168	253,361
Income taxes payable (note 10)	122,214	51,894

Total current liabilities	662,354	487,410

Senior long-term debt (note 6)	387,616	497,759
Other non-current liabilities	63,844	62,704
Shareholders’ equity (note 11)
Preferred stock, $.01 par value. Authorized 5,000,000 shares; none issued and outstanding	---	---
Common stock, $.01 par value. Authorized 200,000,000 shares; issued 78,871,604 shares in 2004 and 78,000,848 in 2003	789	390
Additional paid-in capital	355,477	324,757
Accumulated other comprehensive income (loss):
Unrealized loss on hedging derivatives	(7,821)	(10,605)
Minimum pension liability adjustment	(7,379)	(6,462)
Cumulative foreign currency translation adjustment	43,179	11,548
Retained earnings	662,602	508,008
Less common stock held in treasury (12,781,582 shares in 2004 and 2003)	(171,851)	(171,851)

Total shareholders’ equity	874,996	655,785

Commitments and contingencies (notes 7, 8 and 14)

Total liabilities and shareholders’ equity	$1,988,810	1,703,658

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations
Harman International Industries, Incorporated and Subsidiaries
($000s omitted except per share amounts)

	Years Ended June 30,

	2004	2003	2002

Net sales	$2,711,374	2,228,519	1,826,188
Cost of sales	1,822,782	1,577,372	1,326,317

Gross profit	888,592	651,147	499,871

Selling, general and administrative expenses	634,127	484,253	396,650

Operating income	254,465	166,894	103,221

Other expenses:
Interest expense	17,207	22,621	22,406
Miscellaneous, net	9,738	1,802	638

Income before income taxes	227,520	142,471	80,177

Income tax expense	69,637	37,043	22,602
Minority interest	---	---	62

Net income	$157,883	105,428	57,513

Basic earnings per share	$2.40	1.63	0.89

Diluted earnings per share	$2.27	1.55	0.85

Weighted average shares outstanding – basic	65,779	64,688	64,522

Weighted average shares outstanding – diluted	69,487	68,048	67,806

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Harman International Industries, Incorporated and Subsidiaries

($000s omitted)

	Years Ended June 30,

	2004	2003	2002

Cash flows from operating activities:
Net income	$157,883	105,428	57,513
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,032	88,545	78,084
Deferred income taxes	(17,119)	(10,528)	(12,379)
Loss on disposition of assets	13,358	4,814	6,897
Stock option expense	10,942	5,025	---
Tax benefit attributable to stock options	9,819	18,250	4,169

Changes in working capital, net of acquisition/disposition effects:
Decrease (increase) in:
Receivables	(44,459)	4,265	7,021
Inventories	65,679	20,819	12,948
Other current assets	5,294	19,071	3,951
Increase (decrease) in:
Accounts payable	56,761	(31,785)	25,900
Accrued liabilities	33,182	28,071	(6,819)
Income taxes payable	66,429	8,240	24,151
Other operating activities	18,650	(10,153)	(11,065)

Net cash provided by operating activities	$482,451	250,062	190,371

Cash flows from investing activities:
Payment for purchase of companies, net of cash acquired	$(34,281)	(11,211)	(35,512)
Proceeds from asset dispositions	9,048	1,026	5,526
Capital expenditures	(135,493)	(115,337)	(104,527)
Other items, net	1,639	(493)	(17,845)

Net cash used in investing activities	$(159,087)	(126,015)	(152,358)

Cash flows from financing activities:
Net increase (decrease) in short-term borrowings	$(750)	(229)	(20,528)
Net increase (decrease) in long-term debt	(15,587)	(54,079)	331,586
Repayment of long-term debt	(88,480)	---	(238,961)
Debt issuance costs	(285)	(1,580)	(778)
Repurchase of common stock	---	(31,212)	(3,667)
Dividends paid to shareholders	(3,289)	(3,231)	(3,227)
Exercise of stock options and other benefits, net	10,358	(8,677)	8,488

Net cash flow provided by (used in) financing activities	$(98,033)	(99,008)	72,913

Effect of exchange rate changes on cash	4,466	6,619	2,579

Net increase in cash and cash equivalents	229,797	31,658	113,505
Cash and cash equivalents at beginning of period	$147,911	116,253	2,748

Cash and cash equivalents at end of period	$377,708	147,911	116,253

Supplemental schedule of non-cash investing activities:
Fair value of assets acquired	$35,678	30,455	62,487
Cash paid for the assets	27,545	11,211	35,512

Liabilities assumed	$8,133	19,244	26,975

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity and Comprehensive Income
Harman International Industries, Incorporated and Subsidiaries
($000s omitted)
Years Ended June 30, 2004, 2003 and 2002

	Common Stock			Accumulated

		$0.01	Additional	other			Total
	Number of	Par	paid-in	comprehensive	Retained	Treasury	shareholders'
	Shares	value	Capital	income (loss)	earnings	stock	equity

Balance, June 30, 2001	32,060,631	$377	297,515	(89,503)	351,525	(136,972)	422,942

Comprehensive income:
Net income	—	—	—	—	57,513	—	57,513
Foreign currency translation adjustment	—	—	—	47,602	—	—	47,602
Unrealized gain (loss) on hedging derivatives	—	—	—	(4,284)	—	—	(4,284)
Minimum pension liability adjustment	—	—	—	(2,907)	—	—	(2,907)

Total comprehensive income	—	—	—	40,411	57,513	—	97,924

Exercise of stock options and restricted stock granted	580,559	6	8,482	—	—	—	8,488
Tax benefit attributable to stock options	—	—	4,169	—	—	—	4,169
Treasury shares purchased	(118,000)	—	—	—	—	(3,667)	(3,667)
Dividends ($.05 per share)	—	—	—	—	(3,227)	—	(3,227)

Balance, June 30, 2002	32,523,190	$383	310,166	(49,092)	405,811	(140,639)	526,629

Comprehensive income:
Net income	—	—	—	—	105,428	—	105,428
Foreign currency translation adjustment	—	—	—	56,234	—	—	56,234
Unrealized gain (loss) on hedging derivatives	—	—	—	(9,106)	—	—	(9,106)
Minimum pension liability adjustment	—	—	—	(3,555)	—	—	(3,555)

Total comprehensive income	—	—	—	43,573	105,428	—	149,001

Exercise of stock options, net of shares received	669,934	7	(8,684)	—	—	—	(8,677)
Tax benefit attributable to stock options	—	—	18,250	—	—	—	18,250
Stock option compensation	—	—	5,025	—	—	—	5,025
Treasury shares purchased	(583,491)	—	—	—	—	(31,212)	(31,212)
Dividends ($.05 per share)	—	—	—	—	(3,231)	—	(3,231)

Balance, June 30, 2003	32,609,633	$390	324,757	(5,519)	508,008	(171,851)	655,785

Comprehensive income:
Net income	—	—	—	—	157,883	—	157,883
Foreign currency translation adjustment	—	—	—	31,631	—	—	31,631
Unrealized gain (loss) on hedging derivatives	—	—	—	2,784	—	—	2,784
Minimum pension liability adjustment	—	—	—	(917)		—	(917)

Total comprehensive income	—	—	—	33,498	157,883	—	191,381

Stock issue: two-for-one split	32,609,633	390	(390)	—	—	—	—
Exercise of stock options, net of shares received	870,756	9	10,349	—	—	—	10,358
Tax benefit attributable to stock option plan	—	—	9,819	—	—	—	9,819
Stock option compensation	—	—	10,942	—	—	—	10,942
Dividends ($.05 per share)	—	—	—	—	(3,289)	—	(3,289)

Balance, June 30, 2004	66,090,022	$789	355,477	27,979	662,602	(171,851)	874,996

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Harman International Industries, Incorporated and Subsidiaries

Note 1-Summary of Significant Accounting Policies

Principles of Consolidation.The consolidated financial statements include the accounts of the Company and subsidiaries after the elimination of significant intercompany transactions and accounts.

Reclassifications.  Where necessary, prior years' information has been reclassified to conform to the 2004 financial statement presentation.

Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results may differ from those estimates, and the differences may be material to the consolidated financial statements.

Among the most significant estimates used in the preparation of our financial statements are estimates associated with the valuation of inventory, depreciable lives of fixed assets, the evaluation of net assets acquired and allocation of related purchase prices for corporate acquisitions, the evaluation of the recoverability of goodwill, evaluation of the recoverability of pre-production and development contract costs, warranty liability, litigation, product liability, taxation and environmental matters.  In addition, estimates form the basis for our reserves for sales discounts, sales allowances, accounts receivable, inventory, and postretirement and other employee benefits.  Various assumptions go into the determination of these estimates.  The process of determining significant estimates requires consideration of factors such as historical experience, current and expected economic conditions, and actuarial methods.  We re-evaluate these significant factors and makes changes and adjustments where facts and circumstances indicate that changes are necessary.

Revenue Recognition.  Revenue is recognized at the time of product shipment or delivery, depending on when the passage of title to goods transfers to unaffiliated customers, when all of the following have occurred: a firm sales agreement is in place, pricing is fixed or determinable and collection is reasonably assured.  Sales are reported net of estimated returns, discounts, rebates and incentives.  Substantially all revenue transactions involve the delivery of a physical product.  We do not have multiple element arrangements that contain undelivered products or services at shipment.

Sales Discounts.  We offer product discounts and sales incentives including prompt payment discounts, volume incentive programs, rebates and dealer order incentives.  We report revenues net of discounts and other sales incentives in accordance with Emerging Issues Task Force (EITF) Issue No. 01-09.

Cost of Sales.   Cost of sales includes material, labor and overhead for products manufactured by us and cost of goods produced for us on a contract basis. Expenses incurred for manufacturing depreciation and engineering, warehousing, shipping and handling, sales commissions, and customer service are also included in cost of sales.

Bad Debt Reserve.  We reserve an estimated amount for accounts receivable that may not be collected.  Methodologies for estimating bad debt reserves range from specific reserves to various percentages applied to aged receivables.  Historical collection rates and customer credit worthiness are considered in determining specific reserves.  At June 30, 2004, we had $8.7 million reserved for possible uncollectible accounts receivable.  As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating our reserves for bad debts.

Warranty Liabilities.  We warrant our products to be free from defects in materials and workmanship for a period ranging from 90 days to five years from the date of purchase, depending on the product.  The warranty is a limited warranty, and it imposes certain shipping costs on the customer and excludes deficiencies in appearance except for those evident when the product is delivered.  Our dealers normally perform warranty service for loudspeakers and electronics in the field, using parts supplied on an exchange basis by the Company.  Warranties in international markets are generally similar to those in the domestic market.  Estimated warranty liabilities are based upon past experience with similar types of products, the technological sophistication of certain products, replacement cost and other factors. Please see Note 9, Warranty Liabilities, for addition information regarding the Company’s warranties.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses include non-manufacturing salaries and benefits, occupancy costs, professional fees, research and development costs, amortization of intangibles, advertising and marketing costs and other operating expenses.

Advertising Costs.  We expense advertising costs as incurred.  When production costs are incurred for future advertising, these costs are recorded as an asset and subsequently expensed when the advertisement is first put into service.

Amortization of intangibles.  Amortization of intangibles primarily includes amortization of intangible assets such as patents, trademarks and distribution agreements and amortization of costs, other than interest costs, associated with debt issuance.  In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill was not amortized after July 1, 2002.  Prior to SFAS 142, goodwill was amortized over periods from 3 to 40 years, using the straight-line method, and impairment testing was based on an undiscounted cash flow analysis for future periods.

Research and Development.   Research and development costs are expensed as incurred. The Company's expenditures for research and development were $216.9 million, $143.1 million and $109.9 million for the fiscal years ending June 30, 2004, 2003 and 2002, respectively.

Interest Expense.  Interest expense includes interest expense and amortization of original issue discount on debt securities, net of interest income.

Cash and Cash Equivalents.  Cash and cash equivalents includes cash on hand and short-term investments with original maturities of less than three months.

Inventories.  Inventories are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method.  The valuation of inventory requires us to make judgments and estimates regarding obsolete, damaged or excess inventory as well as current and future demand for our products.  The estimates of future demand along with analysis of usage data that we use in the valuation of inventory are the basis for our inventory reserves and have an effect on our results of operations.  Please see Note 2, Inventories, for additional information.

Property, Plant and Equipment.  Property, plant and equipment is stated at cost or, in the case of capitalized leases, at the present value of the future minimum lease payments. Depreciation and amortization of property, plant and equipment is computed primarily using the straight-line method over useful lives estimated from 3 to 50 years or over the term of the lease, whichever is shorter.  Buildings and improvements are depreciated over 3 to 50 years, machinery and equipment are depreciated over 5 to 10 years and furniture and fixtures are depreciated over 3 years. Please see Note 3, Property, Plant and Equipment, for additional information.

Goodwill.  Effective July 1, 2002, we adopted SFAS 142, Goodwill and Other Intangible Assets.  Under SFAS 142, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized, but are subject to an annual impairment test.  Other amortizable intangible assets continue to be amortized over their useful lives.  The goodwill balance at June 30, 2004 was $251.7 million.  During our annual impairment test in fiscal 2004, we determined that goodwill was not impaired based on a valuation of our reporting units at the April 30, 2004 test date.   The valuation took into consideration various factors such as our historical performance, future discounted cash flows, performance of our competitors and overall market conditions.

We cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill.  Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the our customer base, or a material negative change in our relationships with significant customers. Please see Note 4, Goodwill, for additional information.

Pre-Production and Development Costs.  We incur pre-production and development costs related to infotainment systems that we develop for automobile manufacturers pursuant to long-term supply agreements.  We record certain costs incurred pursuant to these agreements as unbilled costs in accordance with EITF Issue No. 99-5, Accounting for Pre-Production Costs Related to Long-Term Supply Agreements, or the percentage of completion method of AICPA Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

Unbilled costs at June 30, 2004 were $47.0 million, including $17.0 million of pre-production costs and $30.0 million of costs under development contracts.  Unbilled costs reimbursable in the next twelve months total $15.7 million and are recorded in other current assets.  Unbilled costs reimbursable in subsequent years total $31.3 million and are recorded in other assets.

At June 30, 2003, total unbilled costs were $58.2 million, including $38.0 million of pre-production costs and $20.2 million of costs under development contracts.  At June 30, 2003, unbilled costs reimbursable in the next twelve months totaled $19.4 million and were recorded in other current assets.  Unbilled costs reimbursable in subsequent years totaled $38.8 million and were recorded in other assets.

At June 30, 2004, we had fixed assets of $10.2 million for molds, dies and other tools which our customers will eventually own pursuant to long-term supply contracts.

Purchased and Deferred Software Costs.  Software costs that are related to conceptual formulation and incurred prior to the establishment of technological feasibility are expensed as incurred. Costs incurred to purchase software to be sold as an integral component of a product are deferred until the product is sold.  Software costs incurred subsequent to establishment of technological feasibility and which are considered recoverable by management are deferred in compliance with SFAS 86 and amortized over the product's life, usually three years.  At June 30, 2004, deferred costs were $4.0 million, net of accumulated amortization of $31.5 million. At June 30, 2003, deferred costs were $7.9 million, net of accumulated amortization of $26.6 million.  Deferred costs, net, are included in other assets on the balance sheet.  Deferred costs are principally comprised of costs to acquire or develop automotive navigation, telecommunications and networking software.

Income Taxes.  The deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the expected reversal of the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense is measured by the change in the net deferred income tax asset or liability during the year. We have not made provision for U.S. federal or foreign withholding taxes on foreign subsidiary undistributed earnings as of June 30, 2004, because such earnings are intended to be permanently invested. It is not practicable to determine the U.S. Federal income tax liability, if any, which would be payable if such earnings were not reinvested indefinitely.  Additional information regarding income taxes appears in Note 10, Income Taxes.

Pension and Other Postretirement benefits.  We provide postretirement benefits to certain employees.  Domestic employees are covered by a defined contribution plan.  Our contributions to this plan are based on a percentage of employee contributions and, with approval of the Board of Directors, profit sharing contributions may be made as a percentage of employee compensation.  These plans are funded on a current basis.

Certain non-domestic employees are covered by non-contributory defined benefit plans.  The defined benefit plans are funded in conformity with the funding requirements of applicable government regulations.  Generally, benefits are based on age, years of service, and the level of compensation during the final years of service.

We also have an unfunded Supplemental Executive Retirement Plan (SERP) that provides retirement, pre-retirement and termination benefits, as defined, to certain key executives designated by the Board of Directors.  Pension and Other Postretirement benefits are discussed further in Note 12, Pension and Other Postretirement Benefits.

Foreign Currency Translation.  The financial statements of subsidiaries located outside of the United States generally are measured using the local currency as the functional currency.  Assets, including goodwill, and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date.  The resulting translation adjustments are included in accumulated other comprehensive income (loss).  Income and expense items are translated at average monthly exchange rates.  Gains and losses from foreign currency transactions of these subsidiaries are included in net income.

Derivative Financial Instruments.  We are exposed to market risks arising from changes in interest rates, commodity prices and foreign currency exchange rates.  We use derivatives in our management of interest rate and foreign currency exposure.  We do not utilize derivatives that contain leverage features.  On the date that we enter into a derivative, the derivative is designated as a hedge of the identified exposure.  We document all relationships between hedging instruments and hedged items and measure the effectiveness of our hedges at inception and on an ongoing basis.

For each derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values.  For each derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the period during which the hedged transaction affects earnings.  For derivatives that are designated and qualify as hedges of net investments in subsidiaries located outside the United States, the gain or loss is reported in other comprehensive income as a part of the cumulative translation adjustment if the derivative is effective.  For derivative instruments not designed as hedging instruments, the gain or loss is recognized in current earnings during the period of change.  For additional information regarding derivatives, please see Note 15, Derivatives.

Interest Rate Management.  We have in place interest rate swaps, which are designated as fair value hedges of the underlying fixed rate obligations.  The fair value of the interest rate swaps is recorded in other assets or other long-term liabilities with a corresponding increase or decrease in the fixed rate obligation.  The changes in the fair value of the interest rate swaps and the underlying fixed rate obligations are recorded as equal and offsetting unrealized gains and losses in interest expense in the Consolidated Statement of Operations.

Foreign Currency Management.  The fair value of foreign currency related derivatives is includedin the Consolidated Balance Sheet in other current assets and accrued liabilities.  The earnings impact of cash flow hedges relating to forecasted purchases of inventory is generally reported in cost of sales to match the underlying transaction being hedged.  Unrealized gains and losses on these instruments are deferred in other comprehensive income until the underlying transaction is recognized in earnings.  The earnings impact of cash flow hedges relating to the variability in cash flows associated with foreign currency denominated assets and liabilities is reported in cost of sales or other expense depending on the nature of the assets or liabilities being hedged.  The amounts deferred in other comprehensive income associated with these instruments generally relate to foreign currency spot-rate to forward-rate differentials that are recognized in earnings over the term of the hedge.  The discount or premium relating to cash flow hedges associated with foreign currency denominated assets and liabilities is recognized in net interest expense over the life of the hedge.

Stock Based Compensation.  On July 1, 2002, the Company adopted the fair-value method of stock based compensation per SFAS 123, Accounting for Stock-Based Compensation, for all grants made on or after July 1, 2002.  As such, an expense based on service attribution recognized in accordance with Financial Accounting Standards Interpretation No. (FIN) 28 and the fair value of stock options granted in fiscal 2004 has been reflected in net income.  Prior to fiscal 2003, we accounted for expense under the stock option plans according to the intrinsic-value-based provisions of APB No. 25, Accounting for Stock Issue to Employees, and related interpretations.  Options granted in prior periods continue to be accounted for under the intrinsic-value-based provisions of APB No. 25.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  Consequently, no compensation expense was recognized in fiscal 2002 for stock options issued under the stock option plans.  Stock based compensation is discussed further in Note 11, Stock Option and Incentive Plan.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation to all of our outstanding and unvested awards in each period:

	Years Ended June 30,

($000s omitted except per share amounts)	2004	2003 (a)	2002 (a)

Reported net income	$157,883	105,428	57,513
Add: Stock based employee compensation expense included in reported net income, net of tax	7,906	3,852	189
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	9,802	7,252	5,622

Net income, pro forma	$155,987	102,028	52,080

Basic earning per share, as reported	$2.40	1.63	0.89
Basic earnings per share, pro forma	2.37	1.58	0.81

Diluted earnings per share, as reported	$2.27	1.55	0.85
Diluted earnings per share, pro forma	2.24	1.50	0.77

   (a)   Basic and diluted earnings per share have been adjusted to reflect the two-for-one stock split in           November 2003.

Recent Accounting Pronouncements.  In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46).  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 will be applicable for the first interim or annual period beginning after December 15, 2003.  In July 2003, the FASB added a limited scope project to its agenda to modify FIN 46.  In December 2003, the FASB released a revised version of FIN 46 (hereafter referred to as FIN 46R) clarifying certain aspects of FIN 46 and providing certain entities with exemptions from the requirements of FIN 46.  The Company adopted the provisions of FIN 46R in fiscal 2004.  The adoption of FIN 46R did not have a material impact on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS 149 "Amendment of Statement on Derivative Instruments and Hedging Activities."  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities."  SFAS No. 149 is effective for all contracts created or modified after June 30, 2003.  The Company adopted SFAS 149 on July 1, 2003.  The adoption of SFAS 149 did not have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."  This statement requires the classification of certain financial instruments that embody obligations for the issuer as liabilities (or assets in some circumstances).  This statement was effective generally for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003.  The Company does not have financial instruments within the scope of SFAS No. 150.

In December 2003, the FASB issued a revision to SFAS No. 132 "Employer's Disclosures about Pension and Other Post-Retirement Benefits."  As revised, this statement requires additional disclosures about plan assets, obligations, cash flows and net periodic benefit costs of defined benefit plans and other relevant information.  Cash flows will include projections of future benefit payments and an estimate of contributions to be made in the next year to fund pension and other postretirement benefit plans.  In addition to expanded annual disclosures, the FASB requires companies to report the various elements of pension and other postretirement benefit costs on a quarterly basis.  The disclosure requirements are effective for annual financial statements with fiscal years ending after December 15, 2003 and for interim periods beginning after December 15, 2003.  The Company adopted the additional disclosure requirements of SFAS No. 132R in fiscal 2004.  See Note 12, Pension and Other Postretirement Benefits for additional information.

Note 2-Inventories

Inventories consist of the following:

	June 30,

($000s omitted)	2004	2003

Finished goods	$104,705	126,729
Work in process	44,738	54,733
Raw materials and supplies	142,267	168,164

Total	$291,710	349,626

The Company calculates inventory reserves using a combination of lower of cost or market analysis, analysis of historical usage data and forecast demand data.  Lower of cost or market analysis is typically applied to those items of inventory that represent a high portion of the total value of inventory on-hand.  The high-value units typically represent a small percentage of the total inventory items, so identification of obsolescence or valuation reserve requirements for the balance of the inventory on-hand is accomplished using either historic or forecast usage data to identify slow-moving or obsolete items.

Note 3-Property, Plant and Equipment

Property, plant and equipment are composed of the following:

	June 30,

($000s omitted)	2004	2003

Land	$10,396	10,566
Buildings and improvements	193,599	182,215
Machinery and equipment	559,663	489,241
Furniture and fixtures	76,548	65,180

	840,206	747,202
Less accumulated depreciation and amortization	(406,115)	(353,282)

Property, plant and equipment, net	$434,091	393,920

Note 4-Goodwill

Goodwill was $251.7 million at June 30, 2004 compared with $221.6 million at June 30, 2003.  The increase is due primarily to the acquisition of two engineering resource centers that added $16.7 million to the goodwill balance.  The remaining increase was due to foreign currency translation.  Our SFAS 142 annual impairment test concluded that goodwill was not impaired as of the test date, April 30, 2004.  There was no amortization of goodwill in fiscal years 2004 and 2003 in accordance with SFAS 142.  Amortization of $7.7 million was recorded during fiscal 2002.

Prior to July 1, 2002, goodwill was amortized over periods from three to 40 years, using the straight-line method.  The following is a pro forma presentation of reported net income, adjusted for the exclusion of goodwill amortization net of related income tax effect:

	Years Ended June 30,

($000s omitted except per share amounts)	2004	2003 (a)	2002 (a)

Net income, reported	$157,883	105,428	57,513
Goodwill amortization, net of tax	---	---	5,494

Net income, adjusted	$157,883	150,428	63,007

Basic earnings per share, reported	$2.40	1.63	.89
Goodwill amortization, net of tax	---	---	.09

Basic earnings per share, adjusted	$2.40	1.63	.98

Diluted earnings per share, reported	$2.27	1.55	.85
Goodwill amortization, net of tax	---	---	.08

Diluted earnings per share, adjusted	$2.27	1.55	.93

(a)  Basic and diluted earnings per share have been adjusted to reflect the two-for-one stock split in November 2003.

Note 5- Short-Term Borrowings

At June 30, 2004, we had outstanding short-term borrowings of $3.9 million at a weighted average interest rate of 2.9 percent.  The short-term borrowings were under unsecured lines of credit totaling $8.1 million in Japan and China.  We had $4.3 million of outstanding short-term borrowings at a weighted average interest rate of 3.0 percent at June 30, 2003.

Note 6- Long-Term Debt

Our long-term debt at June 30, 2004, was comprised primarily of $220.6 million of 7.125 percent senior notes due February 15, 2007, and $140.0 million of 7.32 percent senior notes due July 1, 2007.  The Company has a $150 million multi-currency revolving credit facility with a group of banks.  This facility expires on August 14, 2005.  The interest rate on the revolving rate facility is based upon LIBOR plus 80 to 125 basis points and we pay a commitment fee of 20 to 50 basis points.  The interest rate and commitment fee are determined based upon our interest coverage ratio and senior unsecured debt rating.  At June 30, 2004, the Company had no borrowings under the revolving credit facility and outstanding letters of credit of $16.0 million.

Our long-term debt agreements contain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, create restrictions on subsidiary dividends and distributions, limit the Company's ability to encumber certain assets and restrict the Company's ability to issue capital stock of our subsidiaries.  The most restrictive provisions limit the Company’s ability to make dividend payments and purchases of capital stock to $50 million annually.  The Company was in compliance with the terms of our long-term debt agreements at June 30, 2004 and 2003.

The Company’s weighted average borrowings were $453.0 million, $465.1 million and $451.9 million for fiscal years ended 2004, 2003 and 2002, respectively.  The weighted average interest rate in fiscal 2004 was 4.6 percent.  In fiscal 2003 and fiscal 2002, the weighted average interest rate was 5.0 percent.

Cash paid for interest was $18.7 million, $22.7 million, and $23.3 million during the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

During the fiscal year ended June 30, 2004, we purchased and retired $78.5 million of our 7.125 percent senior notes due February 2007 and $10 million of our 7.32 percent senior notes due July 2007 at an average premium of 1.0934, resulting in an other non-operating expense of $8.3 million.  The Company also unwound $10 million in interest rate swaps that hedged the 7.32 percent senior notes due February 2007, resulting in a gain to other non-operating expense of $0.7 million.

Long-term debt is composed of the following:

	June 30,

($000s omitted)	2004	2003

Senior notes, unsecured, due February 15, 2007 interest due semiannually at 7.13%	$220,597	298,287
Senior notes, unsecured, due July 1, 2007 due semiannually at 7.32%	140,000	150,000
Carrying value of interest rate hedge	14,179	37,137
Obligations under capital leases (note 7)	4,027	4,573
Other unsubordinated variable rate loans due through 2030, bearing interest at an average effective rate of 1.59% at June 30, 2004	12,224	8,726

Total	391,027	498,723
Less current installments	(3,411)	(964)

Long-term debt	$387,616	497,759

Long-term debt, including obligations under capital leases, maturing in each of the next five fiscal years is as follows ($000s omitted):

2005	$3,411
2006	3,063
2007	229,901
2008	145,729
2009	451
Thereafter	8,472

Note 7-Leases

The following analysis represents property under capital leases:

	June 30,

($000s omitted)	2004	2003

Capital lease assets	$13,076	12,351
Less accumulated amortization	(5,164)	(4,358)

Net	$7,912	7,993

At June 30, 2004, the Company is obligated for the following minimum lease commitments under terms of noncancelable lease agreements:

	Capital	Operating
($000s omitted)	Leases	Leases

2005	$1,073	$46,510
2006	665	39,174
2007	514	32,081
2008	509	28,423
2009	508	22,422
Thereafter	1,326	32,021

Total minimum lease payments	4,595	$200,631

Less interest	(568)

Present value of minimum lease payments	$4,027

Operating lease expense for the years ended June 30, 2004 and 2003 was $65.4 million each year, and for the year ended June 30, 2002 was $60.7 million.

Note 8- Fair Value of Financial Instruments

The estimated fair value of the Company's financial instruments was determined using market information and valuation methodologies. In the measurement of the fair value of certain financial instruments, quoted market prices were unavailable and other valuation techniques were utilized. These derived fair value estimates are significantly affected by the assumptions used.

The fair values of cash and cash equivalents, receivables, accounts payable, accrued liabilities and short-term borrowings approximate their carrying values due to the short-term nature of these items.

Fair values of long-term debt are based on market prices where available. When quoted market prices are not available, fair values are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

The carrying value and fair value of long-term debt were $391.0 million and $392.7 million, respectively, at June 30, 2004.

Note 9-Warranty Liabilities

Details of the estimated warranty liability are as follows:

	Years Ended June 30,

($000s omitted)	2004	2003

Beginning balance	$21,122	12,495
Warranty provisions	44,719	30,748
Warranty payments (cash or in-kind)	(25,096)	(22,121)

Ending balance	$40,745	21,122

Note 10-Income Taxes

The tax provisions and analysis of effective income tax rates are comprised of the following items:

	Years Ended June 30,

($000s omitted)	2004	2003	2002

Provision for Federal income taxes before credits at statutory rate	$79,632	49,865	28,062
State income taxes	8	135	344
Difference between Federal statutory rate and foreign effective rate	(2,311)	(2,260)	526
Permanent differences	707	(398)	226
Tax benefit from export sales	(4,777)	(2,660)	(3,242)
Loss on foreign investment	(1,910)	(3,196)	---
Change in valuation allowance	1,423	(1,454)	(541)
Change in other tax liabilities	(1,277)	855	(925)
Difference between Federal and financial accounting for incentive
stock option grants	752	400	---
Federal income tax credits	(3,000)	(3,972)	(2,000)
Other	390	(272)	152

Total	$69,637	37,043	22,602

Income tax expense (benefit) consists of the following:

	Years Ended June 30,

($000s omitted)	2004	2003	2002

Current:
Federal	$1,216	2,765	4,989
State	362	395	380
Foreign	77,601	35,715	24,371

	79,179	38,875	29,740

Deferred:
Federal	(7,912)	(19,484)	(3,454)
State	(343)	(260)	(36)
Foreign	(11,106)	(338)	(7,817)

	(19,361)	(20,082)	(11,307)

Charge in lieu of taxes attributable to tax benefit from employee stock options	9,819	18,250	4,169

Total	$69,637	37,043	22,602

Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities and available tax loss and credit carry-forwards.

The following deferred taxes are recorded:

Assets/(liabilities)

	June 30,

($000s omitted)	2004	2003

Federal tax loss	$4,983	12,651
Federal tax credits	13,639	10,247
Inventory costing differences	7,355	7,170
Foreign net operating loss	16,864	9,064
Valuations and other allowances	28,179	18,037

Total gross deferred tax asset	$71,020	57,169
Less valuation allowance	(3,069)	(1,646)

Deferred tax asset	$67,951	55,523

Total gross deferred tax liability from fixed asset depreciation	$(14,094)	(14,541)
Foreign statutory accounting including royalty payments	(17,238)	(21,482)

Total gross deferred tax liability	$(31,332)	(36,023)

Net deferred tax asset	$36,619	19,500

We have Federal research credit carryforwards of $12.6 million and $9.6 million at June 30, 2004 and 2003, respectively, and an alternative minimum tax credit carryforward valued at $1.0 million and $0.6 million at June 30, 2004 and 2003, respectively.  The research credit carryforward will begin to expire in 2019.  The alternative minimum tax credit does not expire.  We have U.S. Federal net operating loss carryovers of $14.2 million that will expire in 2023.  Additionally, we have an Austrian net operating loss carryover of $38 million that will not expire and other foreign net operating loss carryovers of $11.1 million that begin to expire in 2009.  A valuation allowance has been established for certain of the foreign net operating loss carryovers.  Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax asset.

Cash paid for Federal, state and foreign income taxes was $8.5 million, $11.4 million and $6.2 million, during fiscal years ended June 30, 2004, 2003 and 2002, respectively.

Accrued income taxes were $122.2 million and $51.9 million as of June 30, 2004 and 2003, respectively. These balances are included in accrued liabilities.

During the fiscal year ended June 30, 2004, we generated income before income taxes of $50.5 million from our operations in the United States and $177.0 million from our international operations.

Note 11-Stock Option and Incentive Plan

The 2002 Stock Option and Incentive Plan (the 2002 Plan) authorizes the granting of stock options, stock appreciation rights in tandem with options, restricted stock and performance units to officers and key employees of the Company.  In addition, the 2002 Plan authorizes the automatic annual grant of options to the non-officer directors of the Company and for a further automatic grant to such non-officer directors each year in which the Company achieves a specified level of return on consolidated equity.

The 2002 Plan replaced our 1992 Plan.  The 1992 Plan expired on November 9, 2002; however, options previously granted pursuant to this Plan of 6,057,238 remain outstanding and will be exercisable in accordance with the terms of the 1992 Plan.  The 2002 Plan expires on November 8, 2012.  At June 30, 2004, a total of 5,004,250 shares of Common Stock were available for grant under the 2002 Plan and a total of 12,119,438 shares of Common Stock were reserved for issuance under all plans.

Stock appreciation rights allow the holders to receive a predetermined percentage of the spread between the option price and the fair market value of the shares on the date of exercise.  A grant of restricted stock involves the immediate transfer of ownership of a specified number of shares of Common Stock with a “substantial risk of forfeiture” for a period of at least three years.  The participant that receives a restricted stock grant is entitled immediately to voting, dividend and other share ownership rights associated with the restricted stock.  A performance unit is the equivalent of $100 and is awarded for the achievement of specified management objectives as a condition to the payment of the award.  The performance period will not be less than three years.

Options to purchase shares of Common Stock have been granted under both the 1992 and 2002 Plans.  In fiscal 2004, the Company granted 933,750 stock options under the 2002 Plan.  No stock appreciation right, restricted stock or performance unit grants have been made under the 2002 Plan. Options granted are at prices not less than market value on the date of grant and, under the terms of the 2002 Plan, may not be re-priced.  Options granted pursuant to the 2002 Plan generally vest over five years and expire ten years from the date of grant.

For purposes of awards granted under SFAS No. 123 and the pro-forma disclosures for awards granted under APB No. 25, the fair value of each option granted has been estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions used for grants in fiscal 2004, 2003, and 2002, respectively: annual dividends consistent with the Company's current dividend policy, which resulted in payments of $0.05 per share in the last three years; expected volatility of 41%, 44% and 40%; risk free interest rate of 3.3%, 3.0% and 4.0%; and weighted average expected life of 6.2 years, 5.4 years and 5.4 years in fiscal 2004, 2003 and 2002, respectively.  The weighted average fair value of options granted was $26.72 in fiscal 2004, $10.59 in fiscal 2003, and $7.78 in fiscal 2002.

Stock Option Activity Summary:  Years ended June 30

	Shares	Weighted Average Exercise Price

Balance at June 30, 2001	9,883,198	$ 10.46

Granted	647,000	$ 18.50
Canceled	(1,408,040)	$ 10.13
Exercised	(1,270,758)	$ 8.40

Balance at June 30, 2002	7,851,400	$ 11.52

Granted	1,424,000	$ 24.44
Canceled	(117,764)	$ 12.55
Exercised	(1,991,562)	$ 8.06

Balance at June 30, 2003	7,166,074	$ 15.03

Granted	933,750	$ 60.08
Canceled	(106,920)	$ 15.95
Exercised	(877,716)	$ 12.19

Balance at June 30, 2004	7,115,188	$ 21.28

Options Outstanding at June 30, 2004:

Ranges of exercise prices	Number of options	Weighted average remaining life in years	Weighted average exercise price

$8.45 – 12.63	3,107,658	4.16	$ 10.98
$13.13 – 18.89	1,705,400	5.88	$ 16.33
$20.50 – 28.94	1,368,380	8.19	$ 24.36
$39.59 – 59.35	524,000	9.22	$ 49.44
$60.57 – 75.22	409,750	9.70	$ 73.69

$8.45 – 75.22	7,115,188	6.04	$ 21.28

Options Exercisable at June 30, 2004:

Ranges of exercise prices	Number of options	Weighted average exercise price

$8.45 – 12.63	2,506,298	$ 10.77
$13.13 – 18.89	996,200	$ 15.72
$20.50 – 28.94	240,180	$ 24.11
$39.59 – 59.35	---	$ ---
$60.57 – 75.22	---	$ ---

$8.45 – 75.22	3,742,678	$ 12.95

At June 30, 2003, options with a weighted average exercise price of $11.71 were exercisable on 3,443,654 shares.  At June 30, 2002, options with a weighted average exercise price of $9.72 were exercisable on 4,316,540 shares.

We adopted SFAS No. 123 in July 2002.  Prior to fiscal 2003, we accounted for expense under the stock option plans according to the provisions of APB No. 25 and related interpretations.  Accordingly, no compensation expense was recognized in fiscal year 2002 for stock options issued under the stock option plans.  In July 2003, the Company implemented the expense recognition provisions of SFAS No. 123.  Options granted in fiscal years prior to fiscal 2003 will continue to be accounted for using the intrinsic value method as described in APB 25.  As a result of the change in accounting method, we recorded compensation expense for employee stock options granted during fiscal years 2004 and 2003 based on the fair value of the options at the date of grant and vesting requirements.  Stock option expense of $10.9 million and $5.0 million was recorded in fiscal 2004 and 2003, respectively.

Note 12 - Pension and Other Postretirement Benefits

The Company provides a Retirement Savings Plan for certain domestic employees.  Under the plan, employees may contribute up to 50 percent of their pretax compensation subject to certain limitations.  Each business unit will make a safe harbor non-elective contribution in an amount equal to three percent of a participant’s eligible contribution.   Upon approval of the Board of Directors, each business unit may make a matching contribution of up to three percent (50 percent on the first six percent of an employee’s tax-deferred contribution) and a profit sharing contribution.  Matching and profit sharing contributions vest at a rate of 25 percent for each year of service with the employer, beginning with the second year of service.  Expenses related to the Retirement Savings Plan for the years ended June 30, 2004, 2003 and 2002 were $10.1 million, $9.8 million and $8.5 million, respectively.

In addition, the Company provides defined benefit pension and other postretirement benefits to certain eligible employees.  The measurement date used for determining pension and other postretirement benefits is the last day of the Company’s fiscal year-end, June 30.

Pension benefits.  The Company has certain non-domestic business units that maintain defined benefit pension plans for many of our current and former employees.  The coverage provided and the extent to which the retirees’ share in the cost of the program vary by business unit.  Generally, plan benefits are based on age, years of service, and average compensation during the final years of service.

The accumulated benefit obligation for the defined benefit pension plans was $35.9 million at June 30, 2004 and $24.3 million at June 30, 2003.  The accumulated benefit obligation is the actuarial present value of benefits attributed to employee services rendered to date excluding assumptions about future compensation levels.

Defined benefit pension plan assets are primarily invested in equity securities, 81 percent, while the remaining 19 percent of plan assets are invested in other assets.  During fiscal 2005, the non-domestic business units expect to contribute $0.3 million to the defined benefit pension plans.  The benefits expected to be paid in each fiscal year from 2005 to 2009 are $1.3 million, $1.4 million, $1.4 million,  $1.8 million and $1.9 million, respectively.  The aggregate benefits expected to be paid in the five fiscal years from 2010 to 2014 are $11.0 million.

Other postretirement benefits.  We have an unfunded Supplemental Executive Retirement Plan (SERP) that provides retirement, pre-retirement and termination benefits, as defined, to certain key executives designated by the Board of Directors.  The accumulated benefit obligation for the SERP was $31.1 million at June 30, 2004 and $25.2 million at June 30, 2003.

Our expenses related to the SERP for the years ended June 30, 2004, 2003 and 2002 were $4.4 million, $2.4 million and $2.0 million, respectively.  The benefits expected to be paid in each fiscal year from 2005 to 2009 are $1.8 million, $1.9 million, $1.9 million,  $3.2 million and $3.2 million, respectively.  The aggregate benefits expected to be paid in the five fiscal years from 2010 to 2014 are $13.5 million.

            The following is a reconciliation of the benefit obligations, plan assets and funded status of the plans as well as the amounts recognized on the balance sheet:

($000s omitted)	Pension Benefits		Other Postretirement Benefits

June 30,	2004	2003	2004	2003

Change in benefit obligation:
Benefit obligation at beginning of year	$31,457	30,513	28,528	17,330
Service cost	999	1,169	1,274	583
Interest cost	1,827	1,960	1,618	1,176
Amendments	304	---	---	3,758
Actuarial (gain) loss	3,588	(1,068)	3,716	6,095
Benefits paid	(1,184)	(1,117)	(369)	(414)
Foreign currency exchange rate changes	961	---	---	---

Benefit obligation at end of year	$37,952	31,457	34,767	28,528

Change in plan assets:
Fair value of assets at beginning of year	$1,450	1,530	---	---
Actual return on plan assets	181	(198)	---	---
Asset transfer	---	71	---	---
Employer contributions	72	47	369	414
Benefits paid	---	---	(369)	(414)
Foreign currency exchange rate changes	79	---	---	---

Fair value of assets at end of year	$1,782	1,450	---	---

Reconciliation of funded status:
Funded status	$(36,170)	(30,007)	(34,767)	(28,528)
Unrecognized transitional amount	---	---	---	88
Unrecognized prior service cost	---	---	5,028	5,704
Unrecognized net (gain) loss	(1,667)	(1,636)	15,065	12,057

Prepaid or (accrued) pension cost	$(37,837)	(31,643)	(14,674)	(10,679)

Amounts recognized on the balance sheet:
Prepaid benefit cost	$333	264	---	---
Accrued benefit cost	(38,170)	(31,987)	(31,054)	(25,240)
Intangible assets	---	---	5,028	5,792
Accumulated other comprehensive income	---	80	11,352	8,769

Prepaid or (accrued) pension cost	$(37,837)	(31,643)	(14,674)	(10,679)

Presented below are the components of net periodic pension and other postretirement benefit costs for fiscal years ending June 30, 2004 and 2003:

($000s omitted)	Pension Benefits			Other Postretirement Benefits
June 30,	2004	2003	2002	2004	2003	2002

Components of net periodic benefit cost:
Service cost	$999	1,169	955	1,274	583	431
Interest cost	1,827	1,960	1,141	1,618	1,176	1,035
Expected return on plan assets	(176)	192	---	---	---	---
Amortization of prior service cost	304	---	(11)	764	---	---
Amortization of net (gain) loss	2,529	(247)	---	708	672	530

Net periodic benefit cost	$5,483	3,074	2,085	4,364	2,431	1,996

The following table presents the assumptions used to determine the Company's benefit obligations and net periodic pension and other postretirement benefit costs:

	Pension Benefits			Other Postretirement Benefits

June 30,	2004	2003	2002	2004	2003	2002

Assumptions:
Weighted average used to determine benefit obligations at June 30:
Discount rates for pension plans may vary between foreign subsidiaries	5.0% - 5.5%	5.5% - 6.0%	5.8% - 6.0%	6.2%	5.9%	5.9%
Rate of compensation increase for pension plans may vary between foreign subsidiaries	2.0% - 4.5%	2.0% - 2.3%	2.0% - 2.3%	4.0%	4.0%	4.0%
Weighted average used to determine net periodic benefit cost at June 30:
Discount rates for pension plans may vary between foreign subsidiaries	5.0% - 5.5%	5.5% - 6.0%	5.8% - 6.0%	5.9%	7.3%	7.3%
Expected long-term return on plan assets	5.5%	5.5%	5.5%	---	---	---
Rate of compensation increase for pension plans may vary between foreign subsidiaries	2.0% - 4.5%	2.0% - 2.3%	2.0% - 2.3%	4.0%	4.0%	4.0%

The Company relies on historical long-term rates of return by asset class, the current long-term U.S. Treasury bond rate, and the current and expected asset allocation strategy to determine the expected long-term rate of return assumptions.

Note 13- Business Segment Data

The Company designs, manufactures and markets high-quality audio products and electronic systems for the consumer and professional markets.   The Company is organized into reporting segments by the end-user markets we serve – consumer and professional.  The chief operating decision maker evaluates performance and allocates resources based on net sales, operating income and working capital in each of the segments.

The Consumer Systems Group has operating segments, which design, manufacture and market loudspeakers and audio, video and electronic systems for vehicle, home and computer applications.  These operating segments market products worldwide under brand names including Harman/Kardon, Becker, JBL, Infinity, Revel, Lexicon and Mark Levinson.

Net sales to DaimlerChrysler accounted for approximately 28.5%, 25.9% and 20.6% of consolidated net sales for the years ended June 30, 2004, 2003 and 2002, respectively.  Accounts receivable due from DaimlerChrysler accounted for 22.4% and 22.0% of total consolidated accounts receivable at June 30, 2004 and 2003, respectively.

BMW net sales accounted for approximately 12.8%, 10.4% and 8.3% of consolidated net sales for the years ended June 30, 2004, 2003 and 2002, respectively.  Accounts receivable due from BMW accounted for 7.7% and 7.8% of total consolidated accounts receivable at June 30, 2004 and 2003, respectively.

The Professional Group designs, manufactures and markets loudspeakers and electronics used by audio professionals in concert halls, stadiums, airports and other buildings and recording, broadcast, cinema and music reproduction applications.  Professional products are marketed worldwide under brand names including JBL, AKG, Crown, Studer, Soundcraft, Lexicon, DOD, Digitech and dbx.

The following table reports external sales, operating income (loss), assets, capital expenditures and depreciation and amortization by segment.

Segmentation

	Years Ended June 30,

($000s omitted)	2004	2003	2002

External sales:
Consumer Systems	$2,229,658	1,782,521	1,401,446
Professional	481,716	445,998	424,742

Total	$2,711,374	2,228,519	1,826,188

Operating income (loss):
Consumer Systems	$299,116	190,797	110,445
Professional	8,581	15,398	16,802
Other	(53,232)	(39,301)	(24,026)

Total	$254,465	166,894	103,221

Assets:
Consumer Systems	$1,643,805	1,216,400	1,023,623
Professional	232,026	292,086	295,534
Other	112,979	195,172	161,123

Total	$1,988,810	1,703,658	1,480,280

Capital expenditures:
Consumer Systems	$115,343	98,617	88,227
Professional	19,838	15,597	13,636
Other	312	1,123	2,664

Total	$135,493	115,337	104,527

Depreciation and amortization:
Consumer Systems	$87,865	71,648	61,357
Professional	15,706	14,246	14,552
Other	2,461	2,651	2,175

Total	$106,032	88,545	78,084

Below we present sales, long-lived assets and net assets by geographic area as of and for the years ended June 30, 2004, 2003 and 2002.  Net sales are attributable to geographic areas based upon the location of the business unit executing the sale.

	Years Ended June 30,

($000s omitted)	2004	2003	2002

Net sales:
U.S.	$645,762	645,542	714,774
Germany	1,149,862	808,876	459,042
Other Europe	468,222	377,497	289,711
Other	447,528	396,604	362,661

Total	$2,711,374	2,228,519	1,826,188

Long-lived assets:
U.S.	$244,658	214,735	187,206
Germany	402,330	349,858	260,515
Other Europe	114,639	132,534	118,163
Other	23,148	38,907	37,633

Total	$784,775	736,034	603,517

Net Assets
U.S.	$176,847	280,286	253,551
Germany	462,439	319,556	208,483
Other Europe	194,724	15,567	39,315
Other	40,986	40,376	25,280

Total	$874,996	655,785	526,629

Note 14- Commitments and Contingencies

The Company has operating lease arrangements for certain machinery and equipment used in several of our production facilities.  The leases expire through March 2006.  Upon expiration of the leases, the Company has the option to purchase the leased equipment for approximately $22 million and the Company has guaranteed the lessors that the equipment will have a residual value of approximately $18 million.  Approximately $4 million has been accrued at June 30, 2004 for the Company's obligation at the end of the lease term.

At June 30, 2004, we were involved in several legal actions. The outcome cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on the Company's financial position or results of operations.

The Company's Board of Directors has authorized the repurchase of a total of 16.0 million shares of common stock.  Through June 30, 2004, we had acquired and placed in treasury 12.8 million shares of its common stock at a total cost of $171.9 million.  We did not repurchase any shares of common stock during the year ended June 30, 2004.  We expect future share repurchases to be funded with cash generated by operations.

In June 2003, the Board of Directors approved spending up to $100 million to repurchase outstanding notes.  As of June 30, 2004, we had repurchased $88.5 million principal amount of the outstanding notes under this authorization.  In June 2004, the Board of Directors approved the repurchase of an additional $225 million of notes beginning in fiscal 2005.

Note 15- Derivatives

The Company uses foreign currency forward contracts to hedge a portion of our forecasted transactions.  These forward contracts are designated as foreign currency cash flow hedges and recorded at fair value in the accompanying consolidated balance sheet with a corresponding entry to other accumulated comprehensive income (loss) until the underlying forecasted foreign currency transaction occurs.  When the transaction occurs, the gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income (loss) to the same income statement line item in which the foreign currency gain or loss on the underlying hedged transaction is recorded.  If the underlying forecasted transaction does not occur, the amount recorded in accumulated other comprehensive income (loss) is reclassified to the miscellaneous, net line of the income statement in the then-current period.

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

As of June 30, 2004, the Company had contracts maturing through June 2005 to purchase and sell the equivalent of approximately $47.2 million of various currencies to hedge future foreign currency purchases and sales.  The Company recorded approximately $7.2 million in net losses from cash flow hedges of forecasted foreign currency transactions in fiscal 2004.  At June 30, 2004, the amount that will be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months is a loss of approximately $0.5 million.

The Company has entered into cross currency swaps to hedge future cash flows due from foreign consolidated subsidiaries under operating lease agreements.  As of June 30, 2004, the Company had such swap contracts in place to purchase and sell the equivalent of approximately $23.5 million in various currencies to hedge quarterly lease commitments through March 2006.  As of June 30, 2004, the market value related to the cross currency swaps was a negative $7.4 million.  As of June 30, 2004, the amount that will be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months that is associated with these hedges is a loss of $4.2 million.

The Company entered into swap contracts in August 2001 and October 2001 to convert interest on $150 million principal amount of our 7.32 percent senior notes due July 1, 2007, from a fixed rate to a floating rate.  The Company also entered into swap contracts in March 2002 and April 2002 to convert interest on $200 million of the $300 million principal amount of our 7.125 percent senior notes due February 15, 2007, from a fixed rate to a floating rate.  In December 2003, the Company purchased and retired $10 million of our 7.32 percent senior notes due July 1, 2007, reducing both the notes and the interest swap contract from $150 million to $140 million.

The objective of these interest rate swap contracts is to offset changes in the fair value of the Company’s fixed rate debt caused by interest rate fluctuations.  The interest rate swap contracts are carried at fair value in the Company’s consolidated balance sheet and the related hedged portion of fixed-rate debt is carried at remaining principal due net of the valuation adjustment for the change in fair value of the debt obligation attributable to the hedged risk.  The valuation at June 30, 2004, was a positive $14.2 million.

Changes in the fair value of the interest rate swaps and the offsetting changes in the carrying value of the hedged fixed-rate debt are recognized in interest expense in the Company’s consolidated statement of operations.

As of June 30, 2004, the Company had contracts maturing through December 2005 to purchase and sell the equivalent of $61.2 million of various currencies to hedge foreign currency denominated loans to foreign subsidiaries.  These loans are of a long-term investment nature.  Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans.  At June 30, 2004, the market value on these contracts was a negative $0.3 million.

Note 16-Acquisitions

In July 2003, the Company acquired Wavemakers Inc., which is located in Vancouver, British Columbia.  Wavemakers Inc. develops voice optimization software, including noise and echo cancellation, which focuses on enhancing and reconstructing speech to improve the accuracy of voice communication in automobiles, PDAs and consumer electronics.  The purchase price, net of cash acquired, was $15.1 million.  At June 30, 2004, goodwill related to this transaction was $3.1 million.  The acquisition of Wavemakers Inc. is not material to the consolidated financial statements of the Company.

In September 2003, the Company acquired Margi Systems, which is located in Freemont, California. Margi Systems, is an engineering contracting company that develops multimedia applications for the office, the car and the home.  The purchase price, net of cash acquired, was $17.5 million.  At June 30, 2004, goodwill related to this transaction was $13.6 million.  The acquisition of Margi Systems is not material to the consolidated financial statements of the Company.

Note 17-Stock Split and Amendment to Certificate of Incorporation

On October 1, 2003, the Company announced that our Board of Directors had approved a two-for-one split of common stock contingent upon stockholder approval of an amendment to the Company's certificate of incorporation to increase the number of authorized shares of common stock from 100 million to 200 million shares.  Stockholders of record as of the close of business on September 15, 2003 were entitled to vote on the proposals.  On November 12, 2003, the stockholders at the Company's annual meeting approved the proposals to approve the two-for-one stock split and the amendment to the certificate of incorporation.  All share and per share amounts in this report have been restated, except on the consolidated statements of shareholders’ equity and comprehensive income, to reflect the stock split for all periods presented.

Note 18-Earnings Per Share Information

	Years Ended June 30,

($000s omitted except per share amounts)	2004		2003		2002

	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income	$157,883	157,883	105,428	105,428	57,513	57,513

Shares of Harman common stock outstanding	65,779	65,779	64,688	64,688	64,522	64,522
Employee stock options	---	3,708	---	3,360	---	3,284

Total average equivalent shares	65,779	69,487	64,688	68,048	64,522	67,806

Earnings per share	$2.40	2.27	1.63	1.55	0.89	0.85

For all periods presented, share and per share amounts have been restated to reflect the two-for-one stock split that was approved by the Company's stockholders on November 12, 2003.

Certain options were outstanding and not included in the computation of diluted net earnings per share because the sum of the options' exercise prices, related tax benefit and compensation cost not yet recognized were greater than the average market price of the common shares, therefore the exercise of these options would have been anti-dilutive.  Options to purchase 498,889 shares of Harman common stock with exercise prices ranging from $50.03 to $75.22 per share at June 30, 2004 were outstanding and not included in the computation of diluted earnings per share because the exercise of these options would have been antidilutive.

Options to purchase 1,050,994 shares of Harman common stock with exercise prices ranging from $24.11 to $28.94 per share were not included at June 30, 2003; and options to purchase 36,334 shares with exercise prices ranges from $22.50 to $24.13 per share were not included at June 30, 2002 because they would have been anti-dilutive.

Note 19-Quarterly Summary of Operations (unaudited)

The following is a summary of operations by quarter for fiscal 2004 and 2003:

Three months ended:  ($000s omitted except per share amounts)

Fiscal 2004	September 30	December 31	March 31	June 30

Net sales	$597,294	691,611	690,432	732,037
Gross profit	$180,871	219,314	228,951	259,456
Net income	$19,777	41,472	43,665	52,969
Earnings per share – basic *	$0.30	0.63	0.66	0.80
Earnings per share – diluted *	$0.29	0.60	0.63	0.76

Fiscal 2003

Net sales	$490,759	559,977	554,454	623,329
Gross profit	$140,125	159,422	162,966	188,634
Net income	$9,802	27,606	30,614	37,406
Earnings per share – basic *	$0.15	0.43	0.48	0.58
Earnings per share – diluted *	$0.14	0.41	0.45	0.55

*  Quarters may not add to full year due to changes in shares outstanding.

Per share amounts have been adjusted for stock split in November 2003.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Under the supervision and with the participation of the Company’s management, including the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report on Form 10‑K.  Based on that evaluation, the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.  The Company notes that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions.

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

PART III

Item 10.   Directors and Executive Officers of the Registrant

Certain information required by Part III, Item 10 with respect to our directors is incorporated by reference to the information included under the caption "Election of Directors" in our Proxy Statement for the 2004 Annual Meeting of Shareholders.  Information required by Item 10 with respect to our executive officers is included in Part I of this report.  The information required by Part III, Item 10 with respect to compliance with Section 16 of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the information included under the caption "Section16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2004 Annual Meeting of Shareholders.

The information required by Part III, Item 10 with respect to our audit committee and our audit committee financial expert is set forth in our Proxy Statement for the 2004 Annual Meeting of Shareholders in the first paragraph under the caption “The Board, its Committees and its Compensation--Audit Committee,” which paragraph is incorporated herein by reference.

The information required by Part III, Item 10 with respect to our Code of Ethics for Executive and Financial Officers and Directors is posted on our website in the Investor Relations section under Corporate Governance – “Code of Ethics for Senior Management and the Board.”  The Company will post information regarding any amendment to, or waiver from, our Code of Ethics for Executive and Financial Officers and Directors on our website in the Investor Relations section under Corporate Governance.

Item 11.   Executive Compensation

The information required by Part III, Item 11 is incorporated by reference to the information provided under the captions “Compensation of Executive Officers” and "The Board, its Committees and its Compensation -- Director Compensation” in our Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The information required by Part III, Item 12 is incorporated by reference to the information provided under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 13.   Certain Relationships and Related Transactions

None.

Item 14.   Principal Accountant Fees and Services

The information required by Part III, Item 14 with respect to the fees and services of KPMG LLP, our independent auditors, is incorporated by reference to the information included under the caption "Independent Auditor", in our Proxy Statement for the 2004 Annual Meeting of Shareholders.

PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a).	1.	The following consolidated financial statements are included in Item 8 of Part II of this report:
- Report of Independent Registered Public Accounting Firm;
- Consolidated Balance Sheets as of June 30, 2004 and 2003;
- Consolidated Statements of Operations for the years ended June 30, 2004, 2003 and 2002;
- Consolidated Statements of Cash Flows for the years ended June 30, 2004, 2003 and 2002;
- Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended June 30, 2004, 2003 and 2002; and
- Notes to Consolidated Financial Statements.
	2.	The following schedules are filed as part of this report:
Schedule II - Consolidated Valuation and Qualifying Accounts and Reserves.
(Schedules I, III, IV and V are not applicable and have therefore been omitted.)
	3.	List of Exhibits:
3.1

Restated Certificate of Incorporation of the Company, as amended.  (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, and hereby incorporated by reference)

3.2		By-Laws of the Company, as amended, dated June 10, 2004. +
4.3

Rights Agreement, dated as of December 13, 1999, between the Company and ChaseMellon Shareholder Services, L.L.C., as rights agent (including a Form of Certificate of Designation of Series A Junior Participating Preferred Stock, a Form of Right Certificate and a Summary of Rights to Purchase Preferred Stock).  (filed as Exhibit 4.1 to the Form 8‑A filed with the Commission on December 16, 1999, and hereby incorporated by reference)

4.4

Certificate of Designation of Series A Junior Participating Preferred Stock of the Company, dated January 11, 2000.  (filed as Exhibit 4.3 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000, and hereby incorporated by reference)

4.5

Amended and Restated Indenture, dated July 1, 1997, between the Company and PNC Bank, National Association, as trustee.  (filed as Exhibit 10.63 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and hereby incorporated by reference)

4.6

Indenture, dated as of February 19, 2002, between the Company and J.P. Morgan Trust Company, National Association, as trustee.  (filed as Exhibit 4.5 to the Registration Statement on Form S-4 (Reg. No. 333-83688) filed with the Commission on March 4, 2002, and hereby incorporated by reference)

10.1

Multi-Currency, Multi-Option Credit Agreement, dated August 14, 2002, among the Company and the several lenders from time to time parties hereto.  (filed as Exhibit 10.10 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2002, and hereby incorporated by reference)

10.2

Amended and Restated Equipment Leasing Agreement between BTM Capital Corporation and the Company, dated as of June 30, 2003.  (filed as Exhibit 10.2 to the Annual Report on Form 10‑K for the fiscal year ended June 30, 2003, and hereby incorporated by reference)

10.3

Amended and Restated Participation Agreement among the Company, U.S. Bank National Association, BTM Capital Corporation, Bank of Tokyo-Mitsubishi Trust Company and certain lenders, dated as of June 30, 2003.  (filed as Exhibit 10.3 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and hereby incorporated by reference)

10.4

Amended and Restated Equipment Leasing Agreement between BTM Capital Corporation and the Company dated as of June 30, 2003.  (filed as Exhibit 10.4 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and hereby incorporated by reference)

10.5

Amended and Restated Participation Agreement among the Company, U.S. Bank National Association, BTM Capital Corporation, Bank of Tokyo‑Mitsubishi Trust Company and certain lenders, dated as of June 30, 2003.  (filed as Exhibit 10.5 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and hereby incorporated by reference)

10.6

Lease Agreement, dated as of April 28, 1988, by and between Harman International Business Campus Joint Venture and Harman Electronics, Inc.  (filed as Exhibit 10.23 to the Annual Report on Form 10‑K for the fiscal year ended June 30, 1988, and hereby incorporated by reference)

10.7

First Amendment to the Lease Agreement by and between Harman International Business Campus Joint Venture and JBL, Inc., dated October 1995.  (filed as Exhibit 10.58 to the Annual Report on Form 10‑K for the fiscal year ended June 30, 1996, and hereby incorporated by reference)

10.8

Lease, dated as of June 18, 1987, between Harman International Business Campus Joint Venture and JBL Inc.  (filed as Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended June 30, 1987, and hereby incorporated by reference)

10.9

First Amendment to the Lease Agreement by and between Harman International Business Campus Joint Venture and Harman Electronics, Inc., dated October 1995.  (filed as Exhibit 10.57 to the Annual Report on Form 10‑K for the fiscal year ended June 30, 1996, and hereby incorporated by reference)

10.10

Guaranty, dated as of June 18, 1987, by the Company of Lease, dated as of June 18, 1987, between Harman International Business Campus Joint Venture and JBL Inc.  (filed as Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended June 30, 1987, and hereby incorporated by reference)

10.11

Harman International Industries, Incorporated 1987 Executive Incentive Plan.  (filed as Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended June 30, 1988, and hereby incorporated by reference) **

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
10.15

Harman International Industries, Incorporated Supplemental Executive Retirement Plan, as amended and restated as of October 1, 1999.  (filed as Exhibit 10.27 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000, and hereby incorporated by reference) **

10.16

Amendment No. 1 to the Harman International Industries, Incorporated Supplemental Executive Retirement Plan, dated September 24, 2002.  (filed as Exhibit 10.5 to the Quarterly Report on Form 10‑Q for the quarter ended December 31, 2002, and hereby incorporated by reference) **

10.17

Benefit Agreement under the Supplemental Executive Retirement Plan between Bernard A. Girod and the Company, dated June 22, 2000.  (filed as Exhibit 10.72 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000, and hereby incorporated by reference) **

10.18

Benefit Agreement under the Supplemental Executive Retirement Plan between Gregory Stapleton and the Company, dated June 20, 2000.  (filed as Exhibit 10.73 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000, and hereby incorporated by reference) **

10.19

Benefit Agreement under the Supplemental Executive Retirement Plan between Frank Meredith and the Company, dated June 21, 2000.  (filed as Exhibit 10.74 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000, and hereby incorporated by reference) **

10.20

Harman International Industries, Inc. Deferred Compensation Plan, effective June 1, 1997.  (filed as Exhibit 4 to the Registration Statement on Form S-8 (Reg. No. 333-28793) filed with the Commission June 9, 1997, and hereby incorporated by reference) **

10.21

Amendment No. 1 to the Harman International Industries, Inc. Deferred Compensation Plan dated October 1, 1999.  (filed as Exhibit 10.46 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000, and hereby incorporated by reference) **

10.22

Amendment No. 2 to the Harman International Industries, Inc. Deferred Compensation Plan, effective December 16, 2003.  (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, and hereby incorporated by reference) **

10.23

Employment Agreement between the Company and Dr. Erich a. Geiger, effective as of July 1, 2003.  (filed as Exhibit 10.27 to the Annual Report on form 10-K for the fiscal year ended June 30, 2003, and hereby incorporated by reference) **

10.24		Amendment to Employment Agreement between the Company and Dr. Erich A. Geiger,effective as of August 1, 2004. ** +
10.25

Employment Agreement between the Company and William S. Palin, dated as of October 24, 2003.  (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and hereby incorporated by reference) **

10.26

Restricted Stock Agreement between the Company and Dr. Erich A. Geiger, dated effective August 15, 2001.  (filed as Exhibit 10.4 to the Quarterly Report on Form 10‑Q for the quarter ended December 31, 2002, and hereby incorporated by reference) **

10.27

Form of Severance Agreement between the Company and each of Sidney Harman, Bernard Girod, Gregory Stapleton and Frank Meredith.  (filed as Exhibit 10.71 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000, and hereby incorporated by reference) **

21.1		Subsidiaries of the Company. +
23.1		Consent of Independent Registered Public Accounting Firm. +
31.1		Certification of Sidney Harman filed pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002. +
31.2		Certification of Bernard Girod filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
31.3		Certification of Frank Meredith filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
32.1		Certification of Sidney Harman, Bernard Girod, and Frank Meredith filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +
(b).	1.	Reports on Form 8-K:
The Company filed the following reports on Form 8-K during the fourth quarter of fiscal 2004:

During the quarter ended June 30, 2004, the Company furnished a Report on Form 8-K dated April 28, 2004 containing information pursuant to Items 7, 9 and 12 relating to the announcement of the Company's earnings for the quarter ended March 31, 2004.

**      Management contract, compensatory plan or arrangement.
+        Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED

Date: September 8, 2004	By:	/s/ Bernard A. Girod

Bernard A. Girod
Vice Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: September 8, 2004	By:	/s/ Frank Meredith

Frank Meredith
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Harman International on September 8, 2004 in the capacities indicated below.

SIGNATURES

/s/ Sidney Harman

Sidney Harman
Executive Chairman of the Board
/s/ Bernard A. Girod

Bernard A. Girod
Vice Chairman of the Board and Chief Executive Officer

/s/ Gregory P. Stapleton

Gregory P. Stapleton
President, Chief Operating Officer and Director

/s/ Frank Meredith

Frank Meredith
Executive Vice President, Chief Financial Officer, Secretary and Principal Accounting Officer

/s/ Shirley M. Hufstedler

Shirley M. Hufstedler
Director

/s/ Ann McLaughlin Korologos

Ann McLaughlin Korologos
Director

/s/ Edward H. Meyer

Edward H. Meyer
Director
/s/ Stanley A. Weiss

Stanley A. Weiss
Director

Schedule II

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
Consolidated Valuation and Qualifying Accounts and Reserves
Years Ended June 30, 2004, 2003 and 2002

($000s omitted)

Description:	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts Describe (1)	Deductions from reserves	Balance at End of Period

Year ended June 30, 2002

Allowance for doubtful accounts	$14,457	7,049	1,037	4,332	$18,211

Year ended June 30, 2003

Allowance for doubtful accounts	$18,211	6,512	2,187	13,125	$13,785

Year ended June 30, 2004

Allowance for doubtful accounts	$13,785	3,751	233	9,112	$8,657

Net effect of acquisitions, dispositions and foreign currency translation.