Form 10-K/A
period 2004-06-30
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2004-09-29
CIK 800459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM  10-K/A

Amendment No. 1

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

Explanatory Note

The sole purpose of this amendment is to amend the Report of Independent Registered Public Accounting Firm and the Consent of Independent Registered Public Accounting Firm to the Company's Annual Report on Form 10-K for the year ended June 30, 2004, as originally filed with the SEC on September 8, 2004, to correct a typographical error in the conformed signature of KPMG LLP that appears in Item 8 of Part II to this report and in Exhibit 23.1.  The remainder of the information contained in the original Form 10-K filing is not hereby amended and this amendment does not reflect events occurring after the filing of the original Form 10-K.

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

/s/ KPMG LLP

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
                                                                                                    7

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation to all of our outstanding and unvested awards in each period:

	Years Ended June 30,

($000s omitted except per share amounts)	2004	2003(a)	2002(a)

Reported net income	$157,883	105,428	57,513

Add: Stock based employee compensation expense included in reported net income, net of tax	7,906	3,852	189

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	9,802	7,252	5,622

Net income, pro forma	$155,987	102,028	52,080

Basic earning per share, as reported	$2.40	1.63	0.89
Basic earnings per share, pro forma	2.37	1.58	0.81

Diluted earnings per share, as reported	$2.27	1.55	0.85
Diluted earnings per share, pro forma	2.24	1.50	0.77

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

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED

Date: September 29, 2004	By:	/s/ Bernard A. Girod

Bernard A. Girod
Vice Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: September 29, 2004	By:	/s/ Frank Meredith

Frank Meredith
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Harman International on September 29, 2004 in the capacities indicated below.

SIGNATURES

/s/ Sidney Harman

Sidney Harman
Executive Chairman of the Board

/s/ Bernard A. Girod

Bernard A. Girod
Vice Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Gregory P. Stapleton

Gregory P. Stapleton
President, Chief Operating Officer and Director

/s/ Frank Meredith

Frank Meredith
Executive Vice President, Chief Financial Officer, and Secretary (Principal Accounting Officer)

/s/ Shirley M. Hufstedler

Shirley M. Hufstedler
Director

/s/ Ann McLaughlin Korologos

Ann McLaughlin Korologos
Director

/s/ Edward H. Meyer

Edward H. Meyer
Director

/s/ Stanley A. Weiss

Stanley A. Weiss
Director