Form 10-Q
period 2004-09-30
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2004-11-10
CIK 800459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004

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
              [X] Yes                [  ] No

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date was 66,979,621 shares of common stock, par value $.01, outstanding at October 31, 2004.

Harman International Industries, Incorporated and Subsidiaries
Form 10-Q
For the Quarterly Period Ended September 30, 2004

References to "the Company, "Harman," "we," "us," and "our" in this Form 10-Q refer to Harman International Industries, Incorporated and its subsidiaries unless the context requires otherwise.

Part I: FINANCIAL INFORMATION

Item 1.  Financial Statements

Harman International Industries, Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
($000s omitted except share amounts)
(Unaudited)

	September 30,	June 30,

	2004	2004

Assets
Current assets
Cash and cash equivalents	$342,594	377,708
Receivables (less allowance for doubtful accounts
of $7,762 at September 30, 2004 and $8,657 at June 30, 2004)	427,720	426,211
Inventories (note 2)	319,416	291,710
Other current assets	109,824	108,406

Total current assets	1,199,554	1,204,035

Property, plant and equipment, net	451,182	434,091
Goodwill	254,796	251,722
Other assets	90,298	98,962

Total assets	$1,995,830	1,988,810

Liabilities and Shareholders' Equity
Current liabilities
Short-term borrowings	$3,874	3,898
Current portion of long-term debt	3,398	3,411
Accounts payable	189,270	238,663
Accrued liabilities	321,624	294,168
Income taxes payable	142,553	122,214

Total current liabilities	$660,719	662,354

Senior long-term debt	339,039	387,616
Other non-current liabilities	66,529	63,844

Shareholders’ equity
Preferred stock, $.01 par value. Authorized 5,000,000 shares; none issued and outstanding	---	---
Common stock, $.01 par value. Authorized 200,000,000 shares; issued 79,288,364 at September 30, 2004 and 78,871,604 at June 30, 2004	793	789
Additional paid-in capital	363,964	355,477
Accumulated other comprehensive income (loss):
Unrealized loss on hedging derivatives	(5,946)	(7,821)
Minimum pension liability adjustment	(7,380)	(7,379)
Cumulative foreign currency translation adjustment	54,515	43,179
Retained earnings	695,448	662,602
Less common stock held in treasury (12,781,582 shares at September 30, 2004 and June 30, 2004)	(171,851)	(171,851)

Total shareholders’ equity	$929,543	874,996

Total liabilities and shareholders’ equity	$1,995,830	1,988,810

See accompanying notes to condensed consolidated financial statements.

Harman International Industries, Incorporated and Subsidiaries
Condensed Consolidated Statements of Operations
($000s omitted except per share amounts)
(Unaudited)

	Three months ended
	September 30,

	2004	2003

Net sales	$691,706	597,294
Cost of sales	470,307	416,423

Gross profit	221,399	180,871

Selling, general and administrative expenses	159,474	147,590

Operating income	61,925	33,281

Other expenses:
Interest expense	3,367	4,890
Miscellaneous, net	3,515	536

Income before income taxes	55,043	27,855

Income tax expense	21,371	8,078

Net income	$33,672	19,777

Basic earnings per share	$0.51	0.30

Diluted earnings per share	$0.48	0.29

Weighted average shares outstanding – basic	66,194	65,362

Weighted average shares outstanding – diluted	70,227	68,702

Note:  Shares outstanding and per share amounts have been adjusted for the two-for-one stock split in November 2003.

See accompanying notes to condensed consolidated financial statements.

Harman International Industries, Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
($000s omitted)
(Unaudited)

	Three months ended
	September 30,

	2004		2003

Cash flows from operating activities:
Net income		$33,672	19,777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		27,416	25,350
Loss on disposition of assets		146	---
Stock option expense		3,691	1,795

Changes in working capital, net of acquisition/disposition effects:
Decrease (increase) in:
Receivables		3,480	(2,813)
Inventories		(26,372)	6,723
Other current assets		(5,483)	12,121
Increase (decrease) in:
Accounts payable		(51,697)	(28,793)
Accrued liabilities		28,657	13,234
Income taxes payable		18,035	8,837
Other operating activities		13,348	(3.403)

Net cash provided by operating activities		$44,893	52,828

Cash flows from investing activities:
Payment for purchase of companies, net of cash acquired		$(1,955)	(27,545)
Proceeds from asset dispositions		501	354
Capital expenditures		(37,966)	(27,826)
Other items, net		2,898	(1,511)

Net cash used in investing activities		$(36,522)	(56,528)

Cash flows from financing activities:
Net decrease in short-term borrowings	$	---	(435)
Net increase (decrease) in long-term debt		438	(2,548)
Repayment of long-term debt		(49,921)	---
Debt issuance costs		(4)	(94)
Dividends paid to shareholders		(826)	(816)
Exercise of stock options		4,800	3,359

Net cash flow used in financing activities		$(45,513)	(534)

Effect of exchange rate changes on cash		2,028	989

Net decrease in cash and cash equivalents		$(35,114)	(3,245)
Cash and cash equivalents at beginning of period		$377,708	147,911

Cash and cash equivalents at end of period		$342,594	144,666

Supplemental disclosure of cash flow information:
Interest paid		$4,770	8,288
Income taxes paid (refunds received)		$2,408	(3,295)

Supplemental schedule of non-cash investing activities:
Fair value of assets acquired	$	---	35,678
Cash paid for the assets		---	27,545

Liabilities assumed	$	---	8,133

See accompanying notes to condensed consolidated financial statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Unaudited

Note 1.  Basis of Presentation

The Company's unaudited, condensed consolidated financial statements at September 30, 2004 and for the three months ended September 30, 2004 and 2003, have been prepared pursuant to rules and regulations of the Securities and Exchange Commission.  These unaudited condensed consolidated financial statements do not include all information and footnote disclosures included in the audited financial statements.  In the opinion of management, the accompanying unaudited, condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows for the periods presented.  Operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2005 due to seasonal, economic and other factors.

For the periods presented, per share amounts and the number of shares outstanding have been restated to reflect the two-for-one stock split in November 2003.

Where necessary, information for prior periods has been reclassified to conform to the consolidated financial statement presentation for the corresponding periods in the current fiscal year.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

Note 2.  Inventories

Inventories consist of the following:

	September 30,	June 30,

($000s omitted)	2004	2004

Finished goods	$119,013	$104,705
Work in process	51,478	44,738
Raw materials and supplies	148,925	142,267

Total	$319,416	$291,710

Inventories are stated at the lower of cost or market.  The cost of inventories is based on the first-in, first-out (FIFO) method.  We calculate our inventory reserves by analyzing the aging of inventories, the demand for spare parts and by working closely with our sales and marketing staff to determine future demand for our products. We make our evaluations on a regular basis and adjustments are made to the reserves as needed.

Note 3.  Warranty Liabilities

We warrant our products to be free from defects in materials and workmanship for a period ranging from 90 days to five years from the date of purchase, depending on the product.  The warranty is a limited warranty, and it imposes certain shipping costs on the customer and excludes deficiencies in appearance except for those evident when the product is delivered.  Our dealers normally perform warranty service for loudspeakers and electronics in the field, using parts supplied on an exchange basis by our company.  Warranties in markets outside the United States are generally similar to those in the U.S. market.  Estimated warranty liabilities are based upon past experience with similar types of products, the technological sophistication of certain products, replacement cost and other factors.

Details of the estimated warranty liability are as follows:

	Three months ended
	September 30,

($000s omitted)	2004	2003

Beginning balance	$40,745	21,122
Warranty provisions	5,391	8,800
Warranty payments (cash or in-kind)	(7,412)	(3,779)

Ending balance	$38,724	26,143

Note 4.  Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended September 30,

($000s omitted)	2004	2003

Net income	$33,672	19,777
Other comprehensive income (loss):
Foreign currency translation	11,336	8,099
Unrealized gains (losses) on hedging	1,875	(430)
Minimum pension liability adjustment	(1)	---

Total other comprehensive income	$46,882	27,446

The components of accumulated other comprehensive income as of September 30, 2004 and June 30, 2004 and the activity for the three months ended September 30, 2004 are presented below:

				Accumulated
	Cumulative	Hedging	Minimum	Other
	Translation	Derivative	Pension	Comprehensive
($000s omitted)	Adjustment	Loss	Liability	Income/(Loss)

June 30, 2004	$43,179	(7,821)	(7,379)	$27,979

Foreign currency translation adjustments	11,336	---	---	11,336
Change in fair value of foreign currency cash flow hedges	---	1,875	---	1,875
Minimum pension liability adjustment	---	---	(1)	(1)

September 30, 2004	$54,515	(5,946)	(7,380)	$41,189

Note 5.  Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share of common stock outstanding:

	Three months ended September 30,

(000s omitted except per share amounts)	2004		2003

	Basic	Diluted	Basic	Diluted

Net income	$33,672	33,672	19,777	19,777

Weighted average shares outstanding	66,194	66,194	65,362	65,362
Employee stock options	---	4,033	---	3,340

Total weighted average shares outstanding	66,194	70,227	65,362	68,702

Earnings per share	$0.51	0.48	0.30	0.29

Certain options were outstanding and not included in the computation of diluted net earnings per share because the assumed exercise of these options would have been anti-dilutive.  Options to purchase 480,815 shares of Harman common stock with exercise prices ranging from $75.22 to $98.62 per share during the quarter ended September 30, 2004 were outstanding and not included in the computation of diluted earnings per share because the exercise of these options would have been antidilutive.

Options to purchase 67,500 shares of Harman common stock with exercise prices ranging from $39.59 to $50.03 per share during the first quarter of fiscal 2004 were not included in the computation of diluted earnings per share because the assumed exercise of these options would have been antidilutive.

Note 6.  Stock Options

Effective July 1, 2002, we adopted the fair value method of stock based compensation under Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"), for all options granted after June 30, 2002.  Under SFAS 123, we recognize option related expenses over the vesting period of those options.  We expensed $3.7 million during the quarter ended September 30, 2004 for stock options granted after June 30, 2002 compared to $1.8 million for the same period last year.

Note 7.  Business Segment Data

We design, manufacture and market high-quality audio products and electronic systems for the consumer and professional markets.  We are organized into reporting segments by the end-user markets we serve —consumer and professional.  The chief operating decision maker evaluates performance and allocates resources based on net sales, operating income and working capital in each of the segments.

Our Consumer Systems Group has operating segments, which design, manufacture and market loudspeakers and audio, video and electronic systems for vehicle, home and computer applications.  These operating segments market products worldwide under brand names including Harman/Kardon, Becker, JBL, Infinity, Revel, Lexicon and Mark Levinson.

Our Professional Group designs, manufactures and markets loudspeakers and electronics used by audio professionals in concert halls, stadiums, airports and other buildings and for recording, broadcast, cinema and music reproduction applications.  Professional products are marketed worldwide under brand names including JBL, AKG, Crown, Studer, Soundcraft, Lexicon, DOD, Digitech and dbx.

The following table reports external net sales and operating income (loss) by segment:

	Three months ended
	September 30,

($000s omitted)	2004	2003

Net sales:
Consumer Systems Group	$579,802	490,177
Professional Group	111,904	107,117

Total	$691,706	597,294

Operating income (loss):
Consumer Systems Group	$70,175	45,232
Professional Group	9,602	2,849
Other	(17,852)	(14,800)

Total	$61,925	33,281

Other operating income (loss) is comprised of corporate expenses, net of business unit allocations.

Note 8.  Derivatives

We use foreign currency forward contracts to hedge a portion of our forecasted transactions.  These forward contracts are designated as foreign currency cash flow hedges and recorded at fair value in the accompanying consolidated balance sheet with a corresponding entry to other accumulated comprehensive income (loss) until the underlying forecasted foreign currency transaction occurs.  When the transaction occurs, the gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income (loss) to the same income statement line item in which the foreign currency gain or loss on the underlying hedged transaction is recorded.  If the underlying forecasted transaction does not occur, the amount recorded in accumulated other comprehensive income (loss) is reclassified to the miscellaneous, net, line of the income statement in the then-current period.

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

As of September 30, 2004, we had contracts maturing through June 2005 to purchase and sell the equivalent of approximately $36.6 million of various currencies to hedge future foreign currency purchases and sales.  We recognized approximately $0.2 million in net losses from cash flow hedges of forecasted foreign currency transactions in the three months ended September 30, 2004 compared to $0.4 million in net losses in the same period last year.  As of September 30, 2004, the amount that will be reclassified from accumulated other comprehensive income (loss) to earnings within the next nine months that is associated with these hedges is a loss of approximately $1.1 million.

We have entered into cross currency swap contracts to hedge future cash flows due from foreign consolidated subsidiaries under an operating lease agreement.  As of September 30, 2004, we had such swap contracts in place to purchase and sell the equivalent of approximately $12.0 million in various currencies to hedge quarterly lease commitments through March 2006.  As of September 30, 2004, the market value of the cross currency swap contracts was a negative $4.7 million.  As of September 30, 2004, the amount that will be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months that is associated with these hedges is a loss of $1.8 million.  However, we intend to purchase the assets held by the lessor under this operating lease in December 2004.  When the purchase is completed, the swap contracts will be retained to cover intercompany lease obligations.

We entered into swap contracts in August 2001 and October 2001 to effectively convert interest on $150 million principal amount of our 7.32 percent senior notes due July 1, 2007, from a fixed rate to a floating rate. We also entered into swap contracts in March 2002 and April 2002 to effectively convert interest on $200 million of the $300 million principal amount of our 7.125 percent senior notes due February 15, 2007, from a fixed rate to a floating rate.  In December 2003, we purchased and retired $10 million of our 7.32 percent senior notes due July 1, 2007, reducing both the senior notes and the interest swap contract from $150 million to $140 million.  In September 2004, we purchased and retired $50 million of our 7.125 percent senior notes and reduced the associated interest rate swap contract from $200 million to $170 million.

The objective of these interest rate swap contracts is to offset changes in the fair value of our fixed-rate debt caused by interest rate fluctuations.  The interest rate swap contracts are carried at fair value on our consolidated balance sheet and the related hedged portion of fixed-rate debt is carried at the remaining principal due net of the valuation adjustment for the change in fair value of the debt obligation attributable to the hedged risk.  The cumulative valuation adjustment at September 30, 2004, was a positive $15.5 million.

Changes in the fair value of the interest rate swap contracts and the offsetting changes in the carrying value of the hedged fixed-rate debt are recognized in interest expense in our consolidated statement of operations.

As of September 30, 2004, we had contracts maturing through December 2005 to purchase and sell the equivalent of $24.1 million of various currencies to hedge foreign currency denominated loans to foreign subsidiaries.  These contracts are of a long-term investment nature.  Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans.  At September 30, 2004, the market value of these contracts was a negative $0.3 million.

Note 9.   Commitments and Contingencies

We have operating lease arrangements for certain machinery and equipment used in several of our production facilities.  In September 2004, we paid $12 million to purchase assets previously held by the lessor under an expiring five-year operating lease.  In October 2004, we gave notice that we intend to purchase assets valued at $16.4 million held by the lessor under our remaining operating lease in December 2004.  This operating lease is scheduled to expire in March 2006.  We have guaranteed the lessor a residual value of $5.8 million for these leased assets.

At September 30, 2004, we were involved in several legal actions.   The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial position or results of operations.  Our Board of Directors has authorized the repurchase of a total of 16.0 million shares of common stock.  Through September 30, 2004, we had acquired and placed in treasury 12,781,582 shares of our common stock at a total cost of $171.9 million.  We did not repurchase any shares of common stock during the quarter ended September 30, 2004.  We expect future share repurchases to be funded with cash generated by operations.

In June 2004, the Board of Directors approved the repurchase of up to $225 million principal amount of our outstanding senior notes beginning in fiscal 2005.  As of September 30, 2004, we have repurchased $50 million principal amount of these notes.  For the quarter ended September 30, 2004, miscellaneous expenses includes a $3.0 million charge for redemption premiums, net of gain on unwound interest swap contracts, associated with this repurchase.

Note 10.  Stock-Based Employee Compensation

On July 1, 2002, the Company adopted the fair-value method of stock based compensation per SFAS 123, "Accounting for Stock-Based Compensation", for all grants made on or after July 1, 2002.  As such, an expense based on service attribution recognized in accordance with Financial Accounting Standards Board Interpretation No. (FIN) 28 and the fair value of stock options granted in fiscal 2004 and the current fiscal year has been reflected in net income.  Options granted in prior periods prior to July 1, 2002 continue to be accounted for under the intrinsic-value-based provisions of Accounting Principles Board ("APB") No. 25 "Accounting for Stock Issued to Employees."

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation" to all of our outstanding and unvested awards in each period:

	Three months ended September 30,

($000s omitted except per share amounts)	2004	2003

Reported net income	$33,672	19,777
Add: Stock-based employee compensation expense included in net income, net of tax	2,666	1,297
Deduct: Stock-based employee compensation expense determined under fair value-based method, net of tax	3,152	1,904

Net income, pro forma	$33,186	19,170

Basic earnings per share, as reported	$0.51	0.30
Basic earnings per share, pro forma	0.50	0.29

Diluted earnings per share, as reported	$0.48	0.29
Diluted earnings per share, pro forma	0.47	0.28

Note 11.  Pensions and Other Postretirement Benefits

We provide defined benefit pension and other postretirement benefits to certain eligible employees.  In Europe, certain business units maintain defined benefit pension plans for many current and former employees.  Generally, plan benefits are based on age, years of service and average compensation during the final years of service.  In the United States, other postretirement benefits are comprised of an unfunded Supplemental Executive Retirement Plan (SERP) that provides retirement, pre-retirement and termination benefits, as defined, to certain key executives designated by the Board of Directors.

Our pension and other postretirement benefit plans are more fully disclosed in Notes 1 and 12 to our Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended June 30, 2004.  The following table presents the components of net periodic benefit costs for the three months ended September 30, 2004 and 2003:

	Pension Benefits		Other Postretirement Benefits
($000s omitted)	2004	2003	2004	2003

Components of net periodic benefit cost:
Service cost	$277	247	370	319
Interest cost	497	443	583	405
Expected return on plan assets	(19)	(16)	---	---
Amortization of prior service cost	---	---	169	191
Amortization of net (gain) loss	---	(5)	445	177

Net periodic benefit cost	$755	669	1,567	1,092

During the quarter ended September 30, 2004, we made an insignificant contribution to the defined benefit pension plans and expect full year contributions not to be material.

Note 12.  Subsequent Event

In October 2004, we entered into a share repurchase agreement to acquire all of the issued and outstanding shares of QNX Software Systems Ltd. ("QNX") for approximately $138 million in cash plus the assumption of certain liabilities.  The acquisition is expected to close in the quarter ending December 31, 2004.  QNX, which is located in Ottawa, Canada, is a leading provider of real time operating system software, development tools, and services for embedded design systems.  We currently use the QNX operating system for our infotainment software under a license agreement.  We expect the acquisition of QNX will allow the optimization of our software by fully integrating the operating system, the basic framework and the applications.

Note 13.  Significant Customers

Sales to DaimlerChrysler and BMW accounted for 29 percent and 11 percent, respectively, of our total consolidated sales for the quarter ended September 30, 2004.  Accounts receivable due from DaimlerChrysler and BMW were 23 percent and 11 percent, respectively, of total consolidated accounts receivable at September 30, 2004.  The loss of sales to DaimlerChrysler or BMW would have a material adverse effect on our consolidated sales, earnings and financial position.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q, together with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004 ("2004 Form 10-K").  This discussion contains forward-looking statements which are based on our current expectations and industry experience, as well as our perception of historical trends, current market conditions, current economic data, expected future developments and other factors that we believe are reasonable under the circumstances.  These statements involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements.

The following discussion provides an overview of our results of operations for the three months ended September 30, 2004 and 2003.   Significant period-to-period variances in the consolidated statements of operations are discussed under the caption "Results of Operations."  Our cash flows and financial condition are discussed under the caption "Financial Condition."  We also provide a business outlook and information regarding our risk factors at the end of this discussion.  All shares outstanding and per share amounts have been adjusted for the two-for-one stock split in November 2003.

Overview

We design, manufacture and market high-quality, high fidelity audio products and electronic systems for the consumer and professional markets.  We have developed, both internally and through a series of strategic acquisitions, a broad range of product offerings sold under renowned brand names in our principal markets.

We organize our business into reportable business segments by the end-user markets we serve.  Our Consumer Systems Group designs, manufactures and markets loudspeakers and audio, video and electronic systems for vehicle, home and computer applications.  Our Professional Group designs, manufactures and markets loudspeakers and electronics used by audio professionals in concert halls, stadiums, airports and other buildings and for recording, broadcast, cinema and music reproduction applications.

Our results of operations depend primarily on the sales of audio products and electronic systems in the consumer and professional markets.  We experience seasonal fluctuations in sales and earnings.  Historically, the first fiscal quarter is the weakest due to automotive model changeovers and the summer holidays in Europe.  Our sales and earnings may also vary due to customer acceptance of our products, product offerings by our competitors and general economic conditions.

Our products are sold worldwide, with the largest markets being the United States and Germany.  Our primary manufacturing facilities in the United States are in California, Indiana, Kentucky and Utah.  Our primary manufacturing facilities outside the United States are in Germany, Austria, the United Kingdom, Hungary, Mexico, France and Sweden.  Our businesses operate using their local currencies.  Therefore, we are subject to currency fluctuations that are partially mitigated by the fact that we source raw materials and supplies locally where possible.

The first quarter of fiscal 2005 was a very good quarter for us.  Our sales and earnings were a record for our first fiscal quarter.  During the quarter, we repurchased $50 million of our senior notes and generated cash from operations of $45 million.

Critical Accounting Policies

Our critical accounting policies are described under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2004 Form 10-K.  These policies include inventory valuation, allowance for doubtful accounts, warranty liabilities, pre-production and development costs, and goodwill.  Also see Note 1 "Summary of Significant Accounting Policies" to our Consolidated Financial Statements included in our 2004 Form 10-K.

Results of Operations

Sales

Our net sales for the quarter ended September 30, 2004 were $691.7 million, an increase of $94.4 million, or 16 percent from the $597.3 million reported in the same period last year.  The increase in net sales was primarily due to higher sales of our audio and infotainment systems by our Consumer Systems Group.  The effects of foreign currency translation contributed approximately $39 million to the increase in the current period net sales compared to the prior year period.

Presented below is a summary of sales by business segment:

	Three months ended September 30,

($000s omitted)	2004	%	2003	%

Net sales:
Consumer Systems Group	$579,802	84%	490,177	82%
Professional Group	111,904	16%	107,117	18%

Total	$691,706	100%	597,294	100%

Consumer Systems Group net sales for the quarter ended September 30, 2004 were $579.8 million, an increase of 18 percent compared to $490.2 million reported in the same period last year.  The effects of foreign currency translation contributed approximately $36 million to the increase in net sales for the quarter compared to the prior year period.  During the quarter, we had several infotainment system programs that contributed to the sales increases within the Consumer Systems Group.  Shipments of infotainment systems to Audi in support of the new A6 increased significantly.  Sales to Audi increased due to the new A6 launch and due to the inability of a competitor to meet its obligations on the mid-level A6, resulting in higher than expected sales volumes.  We expect this competitor to begin delivering on its portion of the program beginning November 1, 2004.  Sales to Mercedes-Benz increased due to higher sales volumes of the A-Class and C-Class vehicles. In addition to our increased infotainment system sales, sales of JBL branded audio systems to Toyota increased compared to the prior year period.  The increase in net sales was offset by lower sales to BMW and Chrysler.  Sales to BMW were lower versus the prior year period because our prior year first quarter sales were positively impacted by the inability of a competitor to ship product for the BMW 5-Series, resulting in higher than expected volumes in the prior year first quarter.  Lower sales to Chrysler were due to the end of our supply agreement for the Grand Cherokee.  In addition, our net sales of audio and electronic systems to retailers increased when compared to the prior year period primarily due to higher mobile and Mark Levinson premium home audio sales and stronger Harman/Kardon sales in Germany.

Professional Group net sales for the quarter ended September 30, 2004 were $111.9 million, an increase of 4 percent compared to $107.1 million reported in the same period last year.  The effects of foreign currency translation contributed approximately $3 million to the increase in net sales for the quarter compared to the prior year period.  Sales of our JBL Professional, Crown, Digitech and Studer branded products were higher in the quarter.  The increase in JBL Professional sales was due to strong musical instrument and cinema sales.  These sales increases were partially offset by lower sales of AKG microphones due to our previously announced decision to exit the telecom microphone capsule business.

Gross Profit

Gross profit for the quarter ended September 30, 2004 was $221.4 million, compared to $180.9 million in the same period last year.  Gross profit margin increased 1.7 percentage points to 32.0 percent in the first quarter of fiscal 2005 compared to 30.3 percent in the first quarter of fiscal 2004.  The increase in gross margin is primarily attributable to the continuing shift of the overall percentage of sales to automotive customers and the increased acceptance of our infotainment systems.  We also recorded favorable tooling, material and labor variances in the first quarter compared to the prior year period.  Gross margins in the prior year period were negatively affected by inventory write-downs and the closing of a facility in Denmark that manufactured consumer home products.

Consumer Systems Group gross profit for the quarter ended September 30, 2004 was $183.5 million, an increase of $32.8 million, or 22 percent compared to $150.7 million in the same period last year.  The improved gross profit margin is due to a higher percentage of sales to automotive customers and lower material cost and labor variances.  The improvements in gross profit margins are also due to lower manufacturing overhead after closing a facility in Denmark.  These improvements were offset by $10 million of cost overruns on a development contract with a European automotive customer.

Professional Group gross profit for the quarter ended September 30, 2004 was $39.6 million, an increase of 20 percent compared to $33.1 million in the same period last year.  Gross profit from sales of JBL Professional, Crown, and Digitech branded products increased from the prior period.  The gross profit margin in the prior year first quarter was negatively affected by inventory write-downs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended September 30, 2004 were $159.5 million, compared to $147.6 million in the same period last year.  Selling, general and administrative expenses decreased to 23.1 percent of sales in the first quarter of fiscal 2005 compared to 24.7 percent of sales in the first quarter of fiscal 2004 primarily due to lower research and development costs as a percentage of sales.  General and administrative expenses increased from the prior year period due to higher compensation costs, including the expensing of stock options.  Stock option expense for the quarter ended September 30, 2004, was $3.7 million compared to $1.8 million in the same period last year.  For the quarters ended September 30, 2004 and 2003, total research and development costs were $49.0 million and $47.1 million, respectively.  We presently expect selling, general and administrative expenses to remain in the range of 23 to 24 percent of sales for the remainder of fiscal 2005.

Consumer Systems Group selling, general and administrative expenses for the quarter ended September 30, 2004 were $113.3 million, an increase of $8.1 million or 7.7 percent compared to $105.2 million in the same period last year.  As a percentage of sales, selling, general and administrative expenses decreased to 19.5 percent in the first quarter of fiscal 2005 from 21.5 percent in the first quarter of fiscal 2004.  General and administrative expenses increased primarily due to higher compensation as a result of increased headcount in Europe.  For the quarters ended September 30, 2004 and 2003, research and development expenses were $41.4 million and $39.9 million, respectively, at the Consumer Systems Group.

Professional Group selling, general and administrative expenses for the quarter ended September 30, 2004 were $30.0 million compared to $29.9 million in the same period last year.  As a percentage of sales, selling, general and administrative expenses decreased slightly to 26.8 percent in the quarter ended September 30, 2004 compared to 27.9 percent in the quarter ended September 30, 2003.

Corporate general and administrative expenses for the quarter ended September 30, 2004 were $16.2 million, an increase of $3.7 million compared to $12.5 million in the same period last year.  The increase relates primarily to higher compensation expenses, including stock option expense.

Operating Income

Operating income for the quarter ended September 30, 2004 was $61.9 million, an increase of $28.6 million or 86 percent compared to $33.3 million in the same period last year.  As a percentage of sales, operating income increased to 9.0 percent compared to 5.6 percent in the same period last year.  Operating income as a percentage of sales for the quarter ended September 30, 2004 increased primarily due to a change in product mix, as a greater percentage of our sales were from higher margin Consumer System Group sales to automobile manufacturers.  Higher margins also resulted from costs included in the prior year first quarter that were associated with the closure of two small manufacturing facilities and inventory write-downs in the Professional Group.

Interest Expense

Interest expense was $3.4 million for the quarter ended September 30, 2004 compared to $4.9 million in the same quarter last year.  Weighted average borrowings outstanding were $367.8 million for the quarter ended September 30, 2004 compared to $467.1 million for the same period in the prior year.  The weighted average borrowings excluded the average fair value of the interest rate swaps of $15.5 million and $29.9 million for the quarters ended September 30, 2004 and 2003, respectively.

The weighted average interest rate on borrowings was 5.2 percent for the quarter ended September 30, 2004.  The weighted average interest rate for the comparable period in the prior year was 4.2 percent.  The weighted average interest rate increased since, after giving effect to existing interest rate swap contracts, a majority of our outstanding debt is based on floating rates and interest rates increased over the prior year period.

Miscellaneous Expenses

Miscellaneous, net expenses were $3.5 million for the quarter ended September 30, 2004 compared to $0.5 million in the same period last year.  For the quarter ended September 30, 2004, miscellaneous expenses included a $3.0 million charge for redemption premiums, net of gain on unwound interest swap contracts, associated with the repurchase of $50 million of our outstanding senior notes during the quarter.

Income Taxes

Income tax expense for the quarter ended September 30, 2004, was $21.4 million compared with $8.1 million for the same period last year.  The effective tax rate for the quarter ended September 30, 2004 was 38.8 percent, compared to 29.0 percent in the prior year period.  The effective tax rate is higher in the current period as a result of a change in the tax rates at a European subsidiary (discussed below) and more income being taxed at the highest marginal rate.  We currently expect the tax rate for the full fiscal year 2005 to be approximately 30 percent.

In connection with the preparation of a fiscal 2004 tax return for a European subsidiary in the first quarter of fiscal 2005, we recorded a $3.4 million reduction of deferred tax assets and income tax expense for a tax rate reduction enacted in June 2004 which is effective for future years.  Had these items been recorded in fiscal 2004, our net income would have been $3.4 million lower, or $154.5 million, rather than $157.9 million.  We do not believe that this $3.4 million income tax expense is material to fiscal 2004 or will be material to our fiscal 2005 results of operations or financial condition.

Financial Condition

Liquidity and Capital Resources

We primarily finance our working capital requirements through cash generated by operations and trade credit.  We also have the ability to borrow as needed.  Cash and cash equivalents were $342.6 million at September 30, 2004 compared to $377.7 million at June 30, 2004.  The decrease in cash was primarily due to the Company purchasing $50 million of our outstanding senior notes in the quarter ended September 30, 2004.  We anticipate tax payments of approximately $80 million in the second quarter of fiscal 2005.  In the quarter ending December 31, 2004, we expect to pay $138 million for the acquisition of the outstanding shares of QNX, plus approximately $7 million (net of cash acquired) to repay outstanding debt of QNX.  In addition, our Board of Directors has authorized the repurchase of up to an additional $175 million of our senior notes.

We will continue to have cash requirements to support seasonal working capital needs, capital expenditures, interest and principal payments, dividends and share repurchases.  We intend to use cash on hand, cash generated by operations and borrowings under our existing revolving credit facility to meet these needs.  We believe that cash from these sources will be adequate to meet our cash requirements over the next 12 months.

Operating Activities

Our cash flows from operations were $44.9 million in the first quarter of fiscal 2005 compared to $52.8 million in the same period in fiscal 2004.  Higher inventory and a decrease in accounts payable contributed to the decrease.

Net working capital, excluding cash and short term debt, at September 30, 2004 was $203.5 million, compared with $171.3 million at June 30, 2004.  The increase of $32.2 million from June 30, 2004 to September 30, 2004 was primarily due to higher inventory balances for seasonal inventory needs.

Investing Activities

Capital expenditures for the quarter ended September 30, 2004 were $38.0 million, compared to $27.8 million in the same period in the prior year.  The increase is due to expenditures for customer tooling and other manufacturing equipment primarily at our businesses supplying automotive customers and the purchase of assets previously held by the lessor under an operating lease that expired during the quarter ended September 30, 2004.

Financing Activities

Our long-term debt at September 30, 2004, consisted primarily of $171 million of 7.125 percent senior notes due February 15, 2007, and $140 million of 7.32 percent senior notes due July 1, 2007.  In fiscal year 2004, we purchased and retired $10 million of our 7.32 percent senior notes, reducing the outstanding principal amount from $150 million to $140 million.  In fiscal year 2004, we purchased and retired $78.5 million of our 7.125 percent senior notes. In the first quarter of fiscal year 2005, we purchased and retired $50 million of our 7.125 percent senior notes, reducing the outstanding principal amount from $300 million to $171 million.

We are a party to a $150 million multi-currency revolving credit facility with a group of eight banks.  This facility expires on August 14, 2005.  At September 30, 2004 we had no borrowings and outstanding letters of credit of $17.9 million under this facility.  Unused availability under the revolving credit facility was $132.1 million at September 30, 2004.  The interest rates under the revolving credit facility float with base rates.  We also had mortgages, capital leases and other long-term debt of $12.6 million at September 30, 2004.

Our long-term debt agreements contain covenants that, among other things, limit our ability to incur additional indebtedness, restrict subsidiary dividends and distributions, limit our ability to encumber certain assets and restrict our ability to issue capital stock of our subsidiaries.  The most restrictive provisions limit us to make dividend payments and purchases of capital stock of $50 million annually.  We were in compliance with the terms of our long-term debt agreements at September 30, 2004.

Equity

Total shareholders’ equity at September 30, 2004 was $929.5 million compared with $875.0 million at June 30, 2004.  The increase is primarily due to net income of $33.7 million and positive foreign currency translation of $11.3 million.

We did not repurchase any shares of common stock in the three months ended September 30, 2004.  Since the share repurchase program began in 1998, the Board of Directors has authorized the repurchase of a total of 16.0 million shares.  From the inception of the share repurchase program through September 30, 2004, we have acquired and placed in treasury 12,781,582 shares of our common stock at a total cost of $171.9 million.  Future share repurchases are expected to be funded with cash generated by operations.

Business Outlook

We achieved record net sales and earnings for the quarter ended September 30, 2004.  For the remainder of fiscal 2005, we currently believe net sales will continue to grow at a rate of approximately 10 percent.  We believe our continued revenue and earnings growth is primarily due to increasing market acceptance of our infotainment systems for automotive customers.  In addition, we expect new products in the consumer home and computer applications markets to support our anticipated growth in future periods.

In October 2004, we signed a definitive agreement to acquire QNX Software Systems Ltd. ("QNX").  See Item 5. “Other Information” and Note 12 "Subsequent Events" to our consolidated financial statements included in Item 1 of this report for further details of this agreement.  The acquisition of QNX is expected to reduce our earnings by approximately five percent for the next two to three years.  Thereafter, we believe that cost reductions will be made possible by fully integrating QNX operating systems with the basic framework and applications of our infotainment systems.

Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and 21E of the Exchange Act of 1934.  You should not place undue reliance on these statements.  Forward-looking statements include information concerning possible or assumed future results of operations, capital expenditures, the outcome of pending legal proceedings and claims, including environmental matters, goals and objectives for future operations, including descriptions of our business strategies and purchase commitments from customers.  These statements are typically identified by words such as “believe”, “anticipate”, “expect”, “plan”, “intend”, “estimate”, and similar expressions.  We base these statements on assumptions that we have made in light of our industry experience, as well as our perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances.  As you read and consider the information in this report, you should understand that these statements are not guarantees of performance or results.  In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this report will in fact transpire.

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial condition or results of operations and the trading price of our Company common stock may decline due to any of these risks.

Risk Factors

Factors that may cause fluctuations in our operating results include, but are not limited to, the following:

•	changes in general economic conditions and specific market conditions;

•	strikes, work stoppages and labor negotiations at one or more of our facilities or at a facility of one of our significant customers or work stoppages at a common carrier or a dock/shipping port;

•	changes in consumer confidence and spending;

•	automobile industry sales and production rates and the willingness of automobile purchasers to pay for the option of a premium branded audio system and/or a multi-functional infotainment system;

•	model-year changeovers in the automotive industry;

•	the ability to satisfy contract performance criteria, including technical specifications and due dates;

•	our ability to effectively integrate our acquisition of QNX and to generate the anticipated cost savings from this acquisition;

•	competition in the consumer and/or professional markets in which we operate;

•	the outcome of pending or future litigation and administrative claims, including patent and environmental matters;

•	the loss of one or more significant customers, including our automotive manufacturer customers;

•	currency fluctuations and other risks inherent in international trade and business transactions;

•	our ability to enforce or defend our ownership and use of intellectual property and;

•	world political stability.

We are also subject to various risks including dependence on key customers.  For the three months ended September 30, 2004, sales to DaimlerChrysler and BMW accounted for 28.7 percent and 11.4 percent, respectively, of our total consolidated sales.  Accounts receivable due from DaimlerChrysler and BMW accounted for 22.7 percent and 10.9 percent, respectively, of total consolidated accounts receivable at September 30, 2004.  In the same period last year, sales to DaimlerChrysler and BMW accounted for 29.6 percent and 13.9 percent, respectively, of our total consolidated sales.  Accounts receivable due from DaimlerChrysler and BMW accounted for 26.1 percent and 9.9 percent, respectively, of total consolidated accounts receivable at September 30, 2003.

We anticipate that DaimlerChrysler and BMW will continue to account for a significant portion of our sales and receivables for the foreseeable future.  Neither DaimlerChrysler nor BMW is obligated to any long-term purchase of our products.  The loss of sales to DaimlerChrysler and/or BMW could have a material adverse effect on our consolidated sales, earnings and financial position.

Any of the foregoing factors could have a material adverse effect on our business, results of operations and financial condition.  In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this report will in fact transpire.  For additional information regarding other factors that may affect our actual financial condition and results of operations, see the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in our 2004 Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Securities and Exchange Commission requires that we include information about potential effects of market risks, including changes in interest rates and currency exchange rates, on our financial statements.  Since June 30, 2004, there have been no material changes in the quantitative or qualitative aspects of our market risk profile.

Interest Rate Sensitivity/Risk

We use interest rate swap agreements to effectively convert the interest rates on a majority of our borrowings from fixed rates to variable rates.  Including the effect of the swap agreements, a nominal amount of our borrowings were on a fixed rate basis as of September 30, 2004; the balance is subject to changes in U.S. short-term interest rates.

In conjunction with our debt repurchase program, we unwound $10 million of the swap contract covering our 7.32 percent senior notes in fiscal 2004 and $30 million of the swap contract covering 7.125 percent senior notes in fiscal 2005.  Currently, all but $1.6 million of our outstanding senior notes are covered by floating-rate swap agreements.

To assess exposure to interest rate changes, we prepared a sensitivity analysis assuming a hypothetical 100 basis point change in interest rates across all maturities.  Our analysis indicates that such changes in interest rates would not have a material impact on fiscal 2005 net income, based on September 30, 2004 debt and investment balances.  Based on September 30, 2003 positions, the effect on fiscal 2004 net income of such an increase and decrease in interest rates was estimated to be $1.9 million.

We are subject to counterparty risk under the interest rate swap contracts described above.  We may be exposed to losses in the event of non-performance by counterparties.  We do not, however, anticipate any such nonperformance.

Foreign Currency Risk

Our business is subject to market risks arising from changes in foreign currency exchange rates, principally the change in the value of the Euro versus the U.S. dollar.  The Company maintains significant operations in Germany, the United Kingdom, France, Austria, Hungary, Mexico, China and Sweden.  As a result, exposure to foreign currency gains and losses exists.  A portion of our foreign currency exposure is hedged by incurring liabilities, including loans, denominated in the local currency where subsidiaries are located.  Our subsidiaries purchase products and raw materials in various currencies.  As a result, we may be exposed to cost changes relative to local currencies in the markets to which we sell.  To mitigate such risks, we enter into foreign exchange contracts and other hedging activities.  Also, foreign currency positions are partially offsetting and are netted against one another to reduce exposure.

The effect of changes in currency exchange rates, principally the change in the value of the Euro compared to the U.S. dollar, has an impact on our reported results when the financial statements of foreign subsidiaries are translated into U.S. dollars.  Since June 30, 2004 (the end of our prior fiscal year), the Euro has decreased approximately 1.9 percent when compared to the U.S. dollar.

The most significant currency exposure that we have is the Euro versus the U.S. dollar.  Over half of our sales are now denominated in Euros.  For the three months ended September 30, 2004, currency fluctuations contributed approximately $38.7 million to our sales and approximately $3.0 million to our pre-tax earnings compared to the prior year.  For the second quarter of fiscal 2005, we currently expect that the exchange rate of the Euro to the U.S. dollar will approximate the rate in the prior year.  Therefore, we do not expect significant increases in sales and earnings resulting from the translation of our Euro-based operations to the U.S. dollar to be a factor in our results of operations for the second quarter of fiscal 2005.

To assess exposure to changes in currency exchange rates, we prepared an analysis assuming a hypothetical 10 percent change in currency exchange rates across all currencies used by our subsidiaries.  This analysis indicated that a 10 percent increase or decrease in exchange rates would have increased or decreased income before income taxes by $6.0 million and $6.1 million, respectively, for the three months ended September 30, 2004.

We are exposed to market risks arising from changes in currency exchange rates, principally the change in the value of the Euro compared to the U.S. dollar.  Competitive conditions in our markets may limit our ability to increase prices in the event of adverse changes in currency exchange rates.  For example, certain products made in the U.S. are sold outside of the U.S.  Sales of these products are affected by the value of the U.S. dollar relative to other currencies.  Any long-term strengthening of the U.S. dollar could depress the demand for these U.S. manufactured products and reduce sales.  However, due to the multiple currencies involved in our business and the netting effect of various simultaneous transactions, our foreign currency positions are partially offsetting.

See Note 8 "Derivatives" to our consolidated financial statements included in this report and Item 7A of Part II in our 2004 Form 10-K for additional information regarding our exposure to foreign currency risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Under the supervision and with the participation of our management, including our Executive Chairman, Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10‑Q.  Based on that evaluation, our Executive Chairman, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effectiveto provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.  We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions.

Change in Internal Control Over Financial Reporting- There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities and Exchange Commission under the Securities Act of 1934) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II:  OTHER INFORMATION

Item 5.  Other Information

In October 2004, we entered into a share repurchase agreement to acquire all of the issued and outstanding shares of QNX Software Systems Ltd. ("QNX") for approximately $138 million in cash plus the assumption of certain liabilities.  The acquisition is expected to close in the quarter ending December 31, 2004.  QNX, which is located in Ottawa, Canada, is a leading provider of real time operating system software, development tools, and services for embedded design systems.  We currently use the QNX operating system for our infotainment software under a license agreement.  We expect the acquisition of QNX will allow the optimization of our software by fully integrating the operating system, the basic framework and the applications.  The acquisition is expected to reduce our earnings by approximately five percent for the next two to three years.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K

	10.1	Share Purchase Agreement, dated October 26, 2004, among Harman Canada Co. and certain shareholders of QNX Software Systems Ltd.

	31.1	Certification of Sidney Harman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Bernard A. Girod pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.3	Certification of Frank Meredith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Sidney Harman, Bernard A. Girod and Frank Meredith, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harman International Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harman International Industries, Incorporated

(Registrant)

Date: November 9, 2004	By: /s/ Bernard A. Girod

Bernard A. Girod Vice Chairman and Chief Executive Officer

Date: November 9, 2004	By: /s/ Frank Meredith

Frank Meredith Executive Vice President and Chief Financial Officer