Form 10-Q
period 2004-12-31
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2005-02-09
CIK 800459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2004

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
              [X] Yes                [  ] No

The registrant had 67,769,784 shares of common stock, par value $.01, outstanding at January 31, 2005.

Harman International Industries, Incorporated and Subsidiaries
Form 10-Q
For the Quarterly Period Ended December 31, 2004

References to "the Company," "Harman," "we," "us," and "our" in this Form 10-Q refer to Harman International Industries, Incorporated and its subsidiaries unless the context requires otherwise.

Part I: FINANCIAL INFORMATION

Item 1.   Financial Statements

Harman International Industries, Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
($000s omitted except share amounts)
(Unaudited)

	December 31,	June 30,

	2004	2004

Assets
Current assets
Cash and cash equivalents	$299,938	377,708
Receivables (less allowance for doubtful accounts
of $8,577 at December 31, 2004 and $8,657 at June 30, 2004)	402,351	426,211
Inventories	326,331	291,710
Other current assets	108,467	108,406

Total current assets	1,137,087	1,204,035

Property, plant and equipment, net	495,220	434,091
Goodwill	376,618	251,722
Other assets	130,792	98,962

Total assets	$2,139,717	1,988,810

Liabilities and Shareholders' Equity
Current liabilities
Short-term borrowings	$3,548	3,898
Current portion of long-term debt	865	3,411
Accounts payable	170,103	238,663
Accrued liabilities	340,540	294,168
Income taxes payable	128,262	122,214

Total current liabilities	643,318	662,354

Senior long-term debt	335,450	387,616
Other non-current liabilities	79,010	63,844

Shareholders’ equity
Preferred stock, $.01 par value. Authorized 5,000,000 shares; none issued and outstanding	---	---
Common stock, $.01 par value. Authorized 200,000,000 shares; issued 80,527,766 at December 31, 2004 and 78,871,604 at June 30, 2004	805	789
Additional paid-in capital	388,545	355,477
Accumulated other comprehensive income (loss):
Unrealized loss on hedging derivatives	(3,813)	(7,821)
Minimum pension liability adjustment	(7,380)	(7,379)
Cumulative foreign currency translation adjustment	116,230	43,179
Retained earnings	760,034	662,602
Less common stock held in treasury (12,786,582 shares at December 31, 2004 and 12,781,582 at June 30, 2004)	(172,482)	(171,851)

Total shareholders’ equity	1,081,939	874,996

Total liabilities and shareholders’ equity	$2,139,717	1,988,810

See accompanying notes to condensed consolidated financial statements.

Harman International Industries, Incorporated and Subsidiaries Condensed Consolidated Statements of Operations (000s omitted except per share amounts) (Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2004	2003	2004	2003

Net sales	$788,587	691,611	1,480,293	1,288,905
Cost of sales	510,097	472,297	980,404	888,720

Gross profit	278,490	219,314	499,889	400,185

Selling, general and administrative expenses	178,978	153,423	338,452	301,013

Operating income	99,512	65,891	161,437	99,172

Other expense:
Interest expense	2,600	4,546	5,967	9,436
Miscellaneous, net	699	1,324	4,214	1,860

Income before income taxes	96,213	60,021	151,256	87,876

Income tax expense, net	30,788	18,549	52,159	26,627

Net income	$65,425	41,472	99,097	61,249

Basic earnings per share	$0.97	0.63	1.48	0.93
Diluted earnings per share	$0.92	0.60	1.40	0.89

Weighted average shares - basic	67,361	65,584	66,777	65,556
Weighted average shares - diluted	70,942	69,330	70,592	69,172

See accompanying notes to condensed consolidated financial statements.

Harman International Industries, Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
($000s omitted)
(Unaudited)

	Six months ended
	December 31,

	2004	2003

Cash flows from operating activities:
Net income	$99,097	61,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,498	51,542
(Gain) loss on disposition of assets	246	(298)
Stock option expense	8,226	4,268

Changes in working capital, net of acquisition/disposition effects:
Decrease (increase) in:
Receivables	57,999	(1,055)
Inventories	(14,911)	52,641
Other current assets	729	2,365
Increase (decrease) in:
Accounts payable	(81,925)	(41,315)
Accrued liabilities	30,067	22,565
Income taxes payable	(10,196)	22,708
Other operating activities	13,168	1,218

Net cash provided by operating activities	$163,998	175,888

Cash flows from investing activities:
Payment for purchase of companies, net of cash	$(142,703)	(27,545)
Proceeds from asset dispositions	732	3,744
Capital expenditures	(84,002)	(62,160)
Other items, net	4,115	1,045

Net cash used in investing activities	$(221,858)	(84,916)

Cash flows from financing activities:
Net increase (decrease) in short-term borrowings	$(848)	(161)
Net increase (decrease) in long-term debt	(13,452)	(30,697)
Repayment of long-term debt	(49,921)	---
Debt issuance costs	(4)	(94)
Repurchase of common stock	(631)	---
Dividends paid to shareholders	(1,665)	(1,639)
Exercise of stock options	24,857	7,261

Net cash flow used in financing activities	$(41,664)	(25,330)

Effect of exchange rate changes on cash	21,754	4,376

Net increase (decrease) in cash and cash equivalents	$(77,770)	70,018
Cash and cash equivalents at beginning of period	$377,708	147,911

Cash and cash equivalents at end of period	$299,938	217,929

Supplemental disclosure of cash flow information:
Interest paid	$9,582	9,319
Income taxes paid (refunds received)	$56,419	(2,949)

Supplemental schedule of non-cash investing activities:
Fair value of assets acquired	$155,939	35,678
Cash paid for the assets	142,703	27,545

Liabilities assumed	$13,236	8,133

See accompanying notes to condensed consolidated financial statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Unaudited

Note 1.  Basis of Presentation

Our unaudited, condensed consolidated financial statements at December 31, 2004 and for the three and six months ended December 31, 2004 and 2003, have been prepared pursuant to rules and regulations of the Securities and Exchange Commission.  These unaudited condensed consolidated financial statements do not include all information and footnote disclosures included in the audited financial statements.  In the opinion of management, the accompanying unaudited, condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows for the periods presented.  Operating results for the three and six months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2005 due to seasonal, economic and other factors.

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

Note 2.  Inventories

Inventories consist of the following:

	December 31,	June 30,

($000s omitted)	2004	2004

Finished goods	$128,618	104,705
Work in process	55,374	44,738
Raw materials and supplies	142,339	142,267

Total	$326,331	291,710

Inventories are stated at the lower of cost or market.  The cost of inventories is based on the first-in, first-out (FIFO) method.  Cost elements included in inventory are materials, labor, variable overhead and fixed factory overhead.  General and administrative expenses are not included as a component of inventory.  The valuation of inventory requires us to make judgments and estimates regarding obsolete, damaged or excess inventory as well as current and future demand for our products.  The estimates of future demand along with analysis of usage data that we use in the valuation of inventory are the basis for our inventory reserves.  We calculate our inventory reserves by analyzing the aging of inventories, the demand for spare parts and by working closely with our sales and marketing staff to determine future demand for our products.  We periodically review and revise, if necessary, our estimate of the future benefit of costs included in inventory and expense these costs if we deem there is no longer a future benefit.

Note 3.  Warranty Liabilities

We warrant our products to be free from defects in materials and workmanship for periods ranging from 90 days to five years from the date of purchase, depending on the product.  Estimated warranty liabilities are based upon past experience with similar types of products and the historical incidence of known failure rates for specific production periods.  We take these factors into consideration when assessing the adequacy of our warranty provision for periods still open to claim.  Depending on the type of product, warranty may be fulfilled by scrapping in the field, repair by dealer or service center, or by an advance replacement system under which customer products are returned to our own facilities for repair.

Details of the estimated warranty liability are as follows:

	Six months ended
	December 31,

($000s omitted)	2004	2003

Beginning balance (June 30)	$40,745	21,122
Warranty provisions	28,903	22,042
Warranty payments (cash or in-kind)	(23,996)	(15,619)

Ending balance	$45,652	27,545

At December 31, 2004, our accrued warranty liability was $45.6 million compared to $27.5 million at December 31, 2003, an increase of $18.1 million.  The increase is due to the $191 million increase in sales for the six months ended December 31, 2004 compared to the six months ended December 31, 2003 and a change in our contractual warranty obligations to certain key customers from one year to two years.  This change was the result of a change in government legislation extending certain applicable warranty periods in Europe.  Also contributing to the increased warranty provision is currency translation of approximately $2.8 million.  We expect that our warranty provision will increase as sales increase.

Note 4.  Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended		Six months ended
	December 31,		December 31,

($000s omitted)	2004	2003	2004	2003

Net income	$65,425	41,472	99,097	61,249
Other comprehensive income (loss):
Foreign currency translation	61,715	39,354	73,051	47,453
Unrealized gains (losses) on hedging	2,133	(4,708)	4,008	(5,138)
Minimum pension liability adjustment	---	(7)	(1)	(7)

Total other comprehensive income	$129,273	76,111	176,155	103,557

The components of accumulated other comprehensive income as of December 31, 2004 and June 30, 2004 and the activity for the six months ended December 31, 2004 are presented below:

	Cumulative
	foreign	Unrealized	Minimum	Accumulated
	currency	loss on	pension	other
	translation	hedging	liability	comprehensive
($000s omitted)	adjustment	derivatives	adjustment	income (loss)

June 30, 2004	$43,179	(7,821)	(7,379)	$27,979
Foreign currency translation adjustments	73,051	---	---	73,051
Change in fair value of foreign currency cash flow hedges	---	4,008	---	4,008
Minimum pension liability adjustment	---	---	(1)	(1)

December 31, 2004	$116,230	(3,813)	(7,380)	$105,037

Note 5.  Earnings Per Share

The following table presents the calculation of basic and diluted earnings per common share outstanding:

	Three months ended December 31,

(000s omitted except per share amounts)	2004		2003

	Basic	Diluted	Basic	Diluted
Net income	$65,425	65,425	41,472	41,472

Weighted average shares outstanding	67,361	67,361	65,584	65,584
Employee stock options	---	3,581	---	3,746

Total weighted average shares outstanding	67,361	70,942	65,584	69,330

Earnings per share	$0.97	0.92	0.63	0.60

	Six months ended December 31,

(000s omitted except per share amounts)	2004		2003

	Basic	Diluted	Basic	Diluted
Net income	$99,097	99,097	61,249	61,249

Weighted average shares outstanding	66,777	66,777	65,556	65,556
Employee stock options	---	3,815	---	3,616

Total weighted average shares outstanding	66,777	70,592	65,556	69,172

Earnings per share	$1.48	1.40	0.93	0.89

Certain options were outstanding and not included in the computation of diluted earnings per share because the assumed exercise of these options would have been antidilutive.  Options to purchase 422,109 shares of common stock with exercise prices ranging from $98.62 to $126.94 per share during the quarter ended December 31, 2004, were outstanding and not included in the computation of diluted earnings per share because the exercise of these options would have been antidilutive and options to purchase 503,413 shares of common stock at prices ranging from $50.03 to $69.50 per share during the quarter ended December 31, 2003, were not included in the computation of diluted earnings per share because the exercise of these options would have been antidilutive.

Options to purchase 283,019 shares of common stock at prices ranging from $75.22 to $126.94 per share during the six months ended December 31, 2004 and options to purchase 300,457 shares of common stock at prices ranging from $50.03 to $69.50 per share during the six months ended December 31, 2003, were not included in the computation of diluted earnings per share because the exercise of these options would have been antidilutive.

Note 6.  Stock Options

Effective July 1, 2002, we adopted the fair value method of stock based compensation under Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"), for all options granted after June 30, 2002.  Under SFAS 123, we recognize option related expenses over the vesting period of those options.  We expensed $4.5 million during the quarter ended December 31, 2004 for stock options granted after June 30, 2002 compared to $2.5 million for the same period last year.  For stock options granted after June 30, 2002, the Company expensed $8.2 million for the six months ended December 31, 2004 and $4.3 million for the six months ended December 31, 2003.

Note 7.  Business Segment Data

We design, manufacture and market high-quality audio products and electronic systems for the consumer and professional markets.  We are organized into reporting segments by the end-user markets we serve —consumer and professional.  The chief operating decision maker evaluates performance and allocates resources based on net sales, operating income and working capital in each of the reporting segments.

Our Consumer Systems Group has operating segments that design, manufacture and market loudspeakers and audio, video and electronic systems for vehicle, home and computer applications.  These operating segments market products worldwide under brand names including Harman/Kardon, Becker, JBL, Infinity, Revel, Lexicon and Mark Levinson.

Our Professional Group designs, manufactures and markets loudspeakers and electronics used by audio professionals in concert halls, stadiums, airports and other buildings and for recording, broadcast, cinema and music reproduction applications.  Professional products are marketed worldwide under brand names including JBL, AKG, Crown, Studer, Soundcraft, Lexicon, DOD, Digitech and dbx.

The following table reports external net sales and operating income (loss) by reporting segment:

	Three months ended		Six months ended
	December 31,		December 31,

($000s omitted)	2004	2003	2004	2003

Net sales:
Consumer Systems Group	$664,898	571,604	1,244,700	1,061,781
Professional Group	123,689	120,007	235,593	227,124

Total	$788,587	691,611	1,480,293	1,288,905

Operating income (loss):
Consumer Systems Group	$116,787	80,722	186,962	125,954
Professional Group	8,535	(5,387)	16,887	(2,538)
Other	(25,810)	(9,444)	(42,412)	(24,244)

Total	$99,512	65,891	161,437	99,172

Other operating income (loss) is comprised of corporate expenses, net of reporting segment allocations.

Note 8.  Derivatives

We use foreign currency forward contracts to hedge a portion of our forecasted transactions.  These forward contracts are designated as foreign currency cash flow hedges and recorded at fair value in the accompanying consolidated balance sheet with a corresponding entry to other accumulated comprehensive income (loss) until the underlying forecasted foreign currency transaction occurs.  When the transaction occurs, the gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income (loss) to the same income statement line item in which the foreign currency gain or loss on the underlying hedged transaction is recorded.  When it becomes apparent that an underlying forecasted transaction will not occur, the amount recorded in accumulated other comprehensive income (loss) related to the hedge is reclassified to the miscellaneous, net line of the income statement in the then-current period.

Because the amounts and the maturities of the derivatives approximate those of the forecasted exposures, changes in the fair value of the derivatives are highly effective in offsetting changes in the cash flows of the hedged items.  Any ineffective portion of the derivative is recognized in current earnings.    When it has been determined that a hedge has become ineffective, the ineffective portion of the hedge is recorded in current earnings.

At December 31, 2004, we had contracts maturing through June 2006to purchase and sell the equivalent of approximately $62.4 million of various currencies to hedge future foreign currency purchases and sales.  We recognized approximately $1.6 million in net losses from cash flow hedges of forecasted foreign currency transactions in the six months ended December 31, 2004 compared to $2.3 million in net losses in the same period last year.  At December 31, 2004, the amount that is expected to be reclassified from accumulated other comprehensive income (loss) to earnings within the next eighteen months that is associated with these hedges is a loss of approximately $3.8 million.

In December 2004, we terminated an operating lease that was due to expire in March 2006.  As a result of this termination, we settled our cross currency swap contracts that hedged this operating lease.  We reported a $6.1 million loss from the settlement of these swap contracts in other operating expenses.

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

In December 2003, we purchased and retired $10 million of our 7.32 percent senior notes, reducing both the senior notes and the interest swap contract from $150 million to $140 million.  In September 2004, we purchased and retired $50 million of our 7.125 percent senior notes reducing the balance from $221 million to $171 million and reducing the associated interest rate swap contract from $200 million to $170 million.

The objective of these interest rate swap contracts is to offset changes in the fair value of our fixed-rate debt caused by interest rate fluctuations.  The interest rate swap contracts are carried at fair value on our consolidated balance sheet and the related hedged portion of fixed-rate debt is carried at the remaining principal due net of the valuation adjustment for the change in fair value of the debt obligation attributable to the hedged risk.  The cumulative valuation adjustment at December 31, 2004, was a positive $11.8 million.

Changes in the fair value of the interest rate swap contracts and the offsetting changes in the carrying value of the hedged fixed-rate debt are recognized in interest expense in our consolidated statement of operations.

As of December 31, 2004, we had contracts maturing through March 2006 to purchase and sell the equivalent of $177.2 million of various currencies to hedge foreign currency denominated loans to foreign subsidiaries.  These contracts are of a long-term nature.  Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans.  At December 31, 2004, the market value of these contracts was a negative $4.4 million.

Note 9.   Commitments and Contingencies

In September 2004, we paid $12.0 million to purchase assets previously held by the lessor under an expiring five-year operating lease.  In December 2004, we paid an additional $16.4 million for certain machinery and equipment held under an operating lease that was scheduled to expire in March 2006.  At December 31, 2004, we had no further obligations under these operating lease agreements.

At December 31, 2004, we were involved in several legal actions.  The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial position or results of operations.  At December 31, 2004, we recorded a $6 million liability for probable unasserted claims.

Our Board of Directors has authorized the repurchase of a total of 16.0 million shares of common stock.  Through December 31, 2004, we had acquired and placed in treasury 12,786,582 shares of our common stock at a total cost of $172.5 million.  We repurchased 5,000 shares of common stock at a cost of $0.6 million during the quarter ended December 31, 2004, under the terms of a restricted stock agreement with one of our executive officers.  We expect future share repurchases to be funded with cash generated by operations.

In June 2004, the Board of Directors approved the repurchase of up to $225 million principal amount of our outstanding senior notes beginning in fiscal 2005.  As of December 31, 2004, we have repurchased $50 million principal amount of these notes.  For the six months ended December 31, 2004, miscellaneous expenses include a $3.0 million charge for redemption premiums, net of gains from associated interest swap contracts, that were unwound.

Note 10.  Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 151 ("Inventory Costs"), an amendment of Accounting Research Bulletin ("ARB") No. 43, Chapter 4.  The statement clarifies accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage and requires those items to be expensed when incurred.  SFAS 151 is applicable to inventory costs incurred during fiscal years beginning after June 15, 2005.  We have not yet determined if the adoption of SFAS No. 151 will have a significant impact on our financial statements.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R ("Share-Based Payment").  SFAS 123R requires compensation expense to be recognized based on the fair value of equity instruments awarded to employees.  We will adopt SFAS 123R on July 1, 2005.  We do not expect the adoption of this standard to have a significant impact on our financial statements.  We have recorded stock compensation on a fair value basis for all awards granted on or after July 1, 2002. See Note 11.

Note 11.  Stock-Based Employee Compensation

On July 1, 2002, the Company adopted the fair-value method of stock based compensation per SFAS 123, "Accounting for Stock-Based Compensation", for all grants made on or after July 1, 2002.  As such, an expense based on service attribution recognized in accordance with Financial Accounting Standards Board Interpretation ("FIN") No. 28 and the fair value of stock options granted in fiscal 2004 and the current fiscal year has been reflected in net income.  Options granted in prior periods prior to July 1, 2002 continue to be accounted for under the intrinsic-value-based provisions of Accounting Principles Board ("APB") No. 25 "Accounting for Stock Issued to Employees."

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to all of our outstanding and unvested awards in each period:

($000s omitted except per share amounts)	Three months ended December 31,		Six months ended December 31,

	2004	2003	2004	2003

Reported net income	$65,425	41,472	99,097	61,249
Add: Stock based employee compensation expense included in reported net income, net of tax	3,276	1,786	5,991	3,082
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	3,711	2,272	6,864	4,176

Net income, pro forma	$64,990	40,986	98,224	60,155

Basic earnings per share, as reported	$0.97	0.63	1.48	0.93
Basic earnings per share, pro forma	0.96	0.62	1.47	0.92

Diluted earnings per shared, as reported	$0.92	0.60	1.40	0.89
Diluted earnings per share, pro forma	0.92	0.59	1.39	0.87

Note 12.  Pensions and Other Postretirement Benefits

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

The following table presents the components of net periodic benefit costs for the three months ended December 31, 2004 and 2003:

	Pension Benefits		Other Postretirement Benefits
($000s omitted)	2004	2003	2004	2003

Components of net periodic benefit cost:
Service cost	$296	284	370	318
Interest cost	529	515	583	404
Expected return on plan assets	(22)	(20)	---	---
Amortization of prior service cost	---	---	169	191
Amortization of net (gain) loss	---	(5)	445	177

Net periodic benefit cost	$803	774	1,567	1,090

The following table presents the components of net periodic benefit costs for the six months ended December 31, 2004 and 2003:

	Pension Benefits		Other Postretirement Benefits
($000s omitted)	2004	2003	2004	2003

Components of net periodic benefit cost:
Service cost	$573	531	740	637
Interest cost	1,026	958	1,166	809
Expected return on plan assets	(41)	(36)	---	---
Amortization of prior service cost	---	---	338	382
Amortization of net (gain) loss	---	(10)	890	354

Net periodic benefit cost	$1,558	1,443	3,134	2,182

During the quarter ended December 31, 2004, we made an insignificant contribution to the defined benefit pension plans and expect full year contributions not to be material.

Note 13.   Acquisitions

On November 30, 2004, we acquired QNX Software Systems Ltd ("QNX"), which is located in Ottawa, Canada.  QNX is a provider of real time operating system software, development tools, and services for embedded design systems.  Our infotainment systems utilize the QNX operating system and the acquisition will allow the optimization of our software by fully integrating the operating system, the basic framework and the applications.

The purchase price, net of cash acquired was $139 million.  Of this amount, $110.7 million was paid in cash and $28 million was paid to an escrow account to be released to the sellers upon the expiration of certain indemnification obligations and the fulfillment of certain employee service obligations.  Compensation expense is being recorded for approximately one-half the escrow amount over the employee service period.

At December 31, 2004, the purchase price allocation had not been finalized.  A preliminary allocation was made and $106 million was allocated to goodwill and $11 million was allocated to amortizable intangibles.  We expect the allocation to be completed by March 31, 2005.

The acquisition of QNX is not material to our consolidated financial statements.

Note 14.  Significant Customers

For the six months ended December 31, 2004, sales to DaimlerChrysler and BMW accounted for 28 percent and 11 percent, respectively, of our total consolidated sales.  Accounts receivable due from DaimlerChrysler and BMW were 18 percent and 7 percent, respectively, of total consolidated accounts receivable at December 31, 2004.  In the same period last year, sales to DaimlerChrysler and BMW accounted for 29 percent and 14 percent, respectively, of total consolidated sales.  Accounts receivable due from DaimlerChrysler and BMW accounted for 22 percent and 8 percent, respectively, of total consolidated accounts receivable at December 31, 2003.  The loss of DaimlerChrysler or BMW as a customer would have a material adverse effect on our consolidated sales, earnings and financial position.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q, together with Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended June 30, 2004 ("2004 Form 10-K").  This discussion contains forward-looking statements which are based on our current expectations and industry experience, as well as our perception of historical trends, current market conditions, current economic data, expected future developments and other factors that we believe are reasonable under the circumstances.  These statements involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements.

The following discussion provides an overview of our results of operations for the three and six months ended December 31, 2004 and 2003.  Significant period-to-period variances in the consolidated statements of operations are discussed under the caption "Results of Operations."  Our cash flows and financial condition are discussed under the caption "Financial Condition."  We also provide a business outlook and information regarding our risk factors at the end of this discussion.

Overview

We design, manufacture and market high-quality, high fidelity audio products and electronic systems for the consumer and professional markets.  We have developed, both internally and through a series of strategic acquisitions, a broad range of product offerings sold under renowned brand names in our principal markets.

We organize our business into reportable business segments by the end-user markets we serve.  Our Consumer Systems Group designs, manufactures and markets loudspeakers and audio, video and electronic systems for vehicle, home and computer applications.  Our Professional Group designs, manufactures and markets loudspeakers and electronics used by audio professionals in concert halls, stadiums, airports and other public spaces and for recording, broadcast, cinema and music reproduction applications.

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

Our products are sold worldwide, with the largest markets being the United States and Germany.  Our primary manufacturing facilities in the United States are in California, Indiana, Kentucky and Utah.  Our primary manufacturing facilities outside the United States are in Germany, Austria, the United Kingdom, Hungary, Mexico, France and Sweden.  Our businesses operate using the local currencies in which operations are located.   Therefore, we are subject to currency fluctuations that are partially mitigated by the fact that we source raw materials and supplies locally where possible.

During the six months ended December 31, 2004, we repurchased $50 million of our senior notes, generated cash from operations of $164.0 million and completed the acquisition of QNX Software Systems Ltd. for $139 million, net of cash acquired.

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

Results of Operations

Sales

Our net sales for the quarter ended December 31, 2004 were $788.6 million, an increase of $97.0 million, or 14 percent from the $691.6 million reported in the same period last year.  The increase in net sales was primarily due to higher sales of our automotive audio and infotainment systems by our Consumer Systems Group.  The effects of foreign currency translation contributed approximately $44 million to the increase in net sales for the second quarter ended December 31, 2004 compared to the same period last year.  For the six months ended December 31, 2004, net sales were $1.480 billion compared to net sales of $1.289 billion in the same period last year, an increase of $191.4 million, or 15 percent.  The effects of foreign currency translation contributed approximately $83 million to the increase in net sales for the six months ended December 31, 2004.

Presented below is a summary of sales by business segment:

(000s omitted)	Three months ended December 31,				Six months ended December 31,

	2004	%	2003	%	2004	%	2003	%

Net sales:
Consumer Systems Group	$664,898	84%	571,604	83%	$1,244,700	84%	1,061,781	82%
Professional Group	123,689	16%	120,007	17%	235,593	16%	227,124	18%

Total	$788,587	100%	691,611	100%	$1,480,293	100%	1,288,905	100%

Consumer Systems Group net sales for the quarter ended December 31, 2004 were $664.9 million, an increase of 16 percent compared to $571.6 million reported in the same period last year.  The effects of foreign currency translation contributed approximately $41 million to the increase in net sales for the quarter compared to the prior year period.  Increased sales of infotainment systems to European automakers contributed significantly to the increase in sales over the prior period.  The primary contributors came from strong sales of our navigation systems to Mercedes Benz for the C-Class and the launch of Harman/Kardon branded systems on all Mercedes platforms.  Shipments of infotainment systems to Audi in support of the new A6 platform also contributed to the increase.  In addition, we also had higher sales of JBL branded audio systems to Toyota, Harman/Kardon branded audio systems to Land Rover and communication management systems to Porsche.  The increase in net sales was offset by lower sales to

BMW.  Sales to BMW were lower versus the prior year because our prior year sales were positively impacted by the inability of a competitor to ship product for the BMW 5-Series, resulting in higher than expected sales volume in the prior period.  Our net sales of audio and electronic systems to retailers also increased when compared to the prior year period primarily due to higher multimedia home and mobile sales.  Sales increases were primarily due to strong sales of the JBL OnStage and OnTour products, which are accessories for the Apple iPod.

Consumer Systems Group net sales for the six months ended December 31, 2004 were $1.245 billion, an increase of 17 percent compared to $1.062 billion reported in the same period last year.  The effects of foreign currency translation contributed approximately $77 million to the increase in net sales for the six months ended December 31, 2004 compared to the prior year period.  Increased sales of automotive infotainment systems and increased sales of branded automotive audio systems within the Consumer Systems Group both contributed to the increase in sales over the prior year.  Sales were slightly offset by lower sales to BMW.  Sales to BMW were lower versus the prior year period for the reason described above.  Our net sales of audio and electronic systems to retailers also contributed to the increase in sales when compared to the prior year period primarily due to higher JBL OnStage and OnTour multimedia products to retailers.

Professional Group net sales for the quarter ended December 31, 2004 were $123.7 million, an increase of 3 percent compared to $120.0 million reported in the same period last year.  The effects of foreign currency translation contributed approximately $3 million to the increase in net sales for the quarter compared to the prior period.  Sales of professional loudspeakers, amplifiers, mixing consoles and effects devices contributed to the higher sales.  At JBL Professional, musical instrument and installed sound products led the sales growth.  These sales increases were partially offset by lower sales of AKG microphones due to our decision to exit the telecom microphone capsule business.

Professional Group net sales for the six months ended December 31, 2004 were $235.6 million, an increase of 4 percent compared to $227.1 million reported in the same period last year.  The effects of foreign currency translation contributed approximately $6 million to the increase in net sales for the six months ended December 31, 2004 compared to the prior year.  Higher sales of professional loudspeakers, amplifiers, effects devices and mixing consoles contributed to the increase above last year offset by lower sales of AKG microphones.

Gross Profit

Gross profit for the quarter ended December 31, 2004 was $278.5 million, compared to $219.3 million in the same period last year.  Gross profit margin increased to 35.3 percent in the second quarter of fiscal 2005 compared to 31.7 percent in the second quarter of fiscal 2004.  Gross profit for the six months ended December 31, 2004 was $500.0 million, compared to $400.2 million in the same period last year.  Gross profit margin increased to 33.8 percent for the six months ended December 31, 2004 compared to 31.0 percent in the same period last year.  For the three and six months ended December 31, 2004, gross profit margin increases are due to an increase in the overall percentage of sales to European automotive customers and cost saving initiatives at our manufacturing facilities.  Gross profit margin was partially offset by an increase in warranty expense of $10.3 million for the three months and $6.9 million for the six months ended December 31, 2004 compared to the prior year.  The increase was due to an increase in sales over the prior periods and a change in our contractual warranty obligation to certain key customers from one year to two years.

Consumer Systems Group gross profit for the quarter ended December 31, 2004 was $237.6 million, compared to $192.1 million in the same period last year.  Gross profit margin increased to 35.7 percent in the second quarter of fiscal 2005 compared to 33.6 percent in the second quarter of fiscal 2004.  For the six months ended December 31, 2004, gross profit was $421.0 million, compared to $342.8 million in the same period last year.  Gross profit margins increased for the six months ended December 31, 2004 to 33.8 percent compared to 32.3 percent in the same period last year.  The gross profit margin improvement is primarily due to a higher percentage of sales to automotive customers and lower tooling and labor variances in addition to general cost saving initiatives mentioned above.

Professional Group gross profit for the quarter ended December 31, 2004 was $39.3 million, compared to $26.8 million in the same period last year.  Gross profit margin increased to 31.8 percent in the second quarter of fiscal 2005 compared to 22.4 percent in the second quarter of fiscal 2004.  For the six months ended December 31, 2004, gross profit was $78.8 million, compared to $60.0 million in the same period last year.  Gross profit margin for the six months ended December 31, 2004 increased to 33.5 percent compared to 26.4 percent in the same period last year.  Gross profit margins were impacted favorably in the current periods due to prior period expenses reported at AKG to exit the telecom business and expenses recorded in the prior year to consolidate our European mixing console factory and inventory write downs associated with this factory consolidation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended December 31, 2004 were $179.0 million, compared to $153.4 million in the same period last year.  Selling, general and administrative expenses slightly increased to 22.7 percent of sales in the quarter of fiscal 2004 compared to 22.2 percent of sales in the same quarter of fiscal 2004.  Selling, general and administrative expenses for the six months ended December 31, 2004 were $338.5 million, compared to $301.0 million in the same period last year.  Selling, general and administrative expenses for the six months ended December 31, 2004 decreased to 22.9 percent of sales compared to 23.4 percent of sales in the same period last year.

Selling, general and administrative expenses primarily increased in both the three and six month periods due to higher research and development and higher compensation costs.  Research and development costs were $56.7 million for the quarter ended December 31, 2004 compared to $53.6 million in the same period in the prior year and $105.7 million and $100.6 million, respectively, for the six months ended December 31, 2004 and 2003.  Research and development costs slightly increased due to the continued increased spending associated with the development of infotainment systems for automotive customers and the acquisition of QNX.  Higher selling expenses increased to support higher sales, compensation costs increased to support additional headcount and the expensing of stock options.  Stock option expense for the quarter and six months ended December 31, 2004 was $4.5 million and $8.2 million, respectively, compared to $2.5 million and $4.3 million, respectively, for the same periods last year.

Consumer Systems Group selling, general and administrative expenses for the quarter ended December 31, 2004 were $123.2 million, compared to $109.0 million in the same period last year.  As a percentage of sales, selling, general and administrative expenses decreased to 18.5 percent in the second quarter of fiscal 2005 from 19.1 percent in fiscal 2004.  Research and development costs were $49.1 million for the quarter ended December 31, 2004 compared to $46.2 million in the same period in the prior year.  General and administrative expenses primarily increased due to higher compensation as a result of increased headcount in Europe.

Consumer Systems Group selling, general and administrative expenses for the six months ended December 31, 2004 were $234.1 million, compared to $214.2 million in the same period last year.  As a percentage of sales, selling, general and administrative expenses decreased to 18.8 percent from 20.2 percent for the six months ended December 31, 2004 compared to December 31, 2003.  For the six months ended December 31, 2004 and 2003, research and development expenses were $90.4 million and $86.1 million, respectively.  General and administrative expenses primarily increased due to higher compensation, research and development and selling expenses.

Professional Group selling, general and administrative expenses for the quarter ended December 31, 2004 were $32.3 million, compared to $32.7 million in the same period last year.  As a percentage of sales, selling, general and administrative expenses decreased to 26.1 percent in the second quarter of fiscal 2005 from 27.3 percent in the second quarter of fiscal 2004.  Professional Group selling, general and administrative expenses for the six months ended December 31, 2004 were $62.0 million compared to $62.6 million in the same period last year.  As a percentage of sales, selling, general and administrative expenses decreased to 26.3 percent for the six months ended December 31, 2004 compared to 27.6 percent in the same period last year.  General and administrative expenses decreased in the three and six months periods due to lower other operating charges recorded in fiscal 2005 compared to fiscal 2004.  During the prior year quarter, Studer and Soundcraft recorded costs associated with the combination of their manufacturing operations.

Corporate general and administrative expenses for the three and six months ended December 31, 2004 were $23.4 million and $42.4 million, respectively, compared to $11.7 million and $24.3 million, respectively, in the same periods last year.  For the three and six months period, corporate general and administrative expenses increased due to a $6 million loss on a swap contract related to the termination of an operating lease, a $6 million reserve for an unasserted claim and higher stock option expense of $2 million and $4 million, respectively, in comparison to the prior year three and six months periods ended December 31, 2003.  Additional compensation expense associated with increased corporate headcount also contributed to higher corporate general and administrative expenses.

Operating Income

Operating income for the quarter ended December 31, 2004 was $99.5 million, compared to $65.9 million in the same period last year.  As a percentage of sales, operating income in the current quarter increased to 12.6 percent compared to 9.5 percent in the same period last year.  Operating income as a percentage of sales for the quarter ended December 31, 2004 increased primarily due to a change in product mix, as a greater percentage of our sales were from higher margin Consumer System Group sales to automobile manufacturers.  Operating income for the six months ended December 31, 2004 was $161.4 million compared to $99.2 million in the same period last year.  As a percentage of sales, operating income in the six months ended December 31, 2004 increased to 10.9 percent compared to 7.7 percent in the same period last year.  Higher margins are due to a change in product mix, as a greater percentage of our sales were from Consumer System Group sales to automotive manufacturers.  Higher margins also resulted from costs included in the prior year that were associated with our decision to exit the telecom business at AKG and the consolidation of our European mixing console factories.

Interest Expense

Interest expense was $2.6 million for the quarter ended December 31, 2004 compared to $4.5 million in the same quarter last year.  For the six months ended December 31, 2004, interest expense was $6.0 million compared to $9.4 million in the same period last year.  Interest expense decreased primarily due to the decrease in weighted average borrowings, offset by higher weighted average interest rates.  Weighted average borrowings outstanding were $364.0 million for the quarter ended December 31, 2004 and $370.9 million for the six months ended December 31, 2004, compared to $464.2 million and $464.9 million, respectively, for the same periods in the prior year.  In September 2004, we repurchased and retired $50 million of our 7.125 percent senior notes.  The weighted average borrowings exclude the average fair value of the interest rate swaps of $16.3 million and $16.0 million for the quarter and six months ended December 31, 2004, respectively, and average swap values of $24.7 million and $25.5 million for the three and six months ended December 31, 2003, respectively.

The weighted average interest rate on borrowings was 4.8 percent for the quarter ended December 31, 2004 and 5.0 percent for the six months ended December 31, 2004.  The weighted average interest rates for the comparable periods in the prior year was 3.9 percent and 4.1 percent, respectively.  The weighted average interest rate increased since, after giving effect to existing interest rate swap contracts, a majority of our outstanding debt is based on floating rates and interest rates increased over the prior year period.

Miscellaneous Expenses

Miscellaneous, net expenses were $0.7 million for the quarter ended December 31, 2004 and $4.2 million for the six months ended December 31, 2004 compared to $1.3 million and $1.9 million, respectively, in the same periods last year.  For the quarter ended December 31, 2004, miscellaneous expenses included a $1.0 million expense for charitable contributions that we made to the Tsunami relief efforts.  For the six months ended December 31, 2004, miscellaneous expenses includes the $1.0 million expense for charitable contributions and $3.0 million expense for redemption premiums, net of gain on the termination of interest swap contracts in connection with the repurchase of $50 million of our outstanding senior notes.

Income Taxes

Income tax expense for the quarter ended December 31, 2004, was $30.8 million, compared to $18.5 million for the same period last year.  For the six months ended December 31, 2004, we reported income tax expense of $52.2 million compared with income tax expense of $26.6 million for the same period last year.

The effective tax rate for the quarter ended December 31, 2004 was 32 percent, compared to 31 percent in the prior year period.  The effective tax rate for the six months ended December 31, 2004 was 34 percent compared to 30 percent in the same period last year.  The effective tax rate is higher in the current periods due to a change in the tax rates at a European subsidiary (discussed below) and more income being taxed at the highest marginal rate.  We currently expect the tax rate for the full fiscal year 2005 to be approximately 31 percent.

In connection with the preparation of a fiscal 2004 tax return for a European subsidiary in the first quarter of fiscal 2005, we recorded a $3.4 million reduction of deferred tax assets and increased income tax expense for a tax rate reduction enacted in June 2004 which is effective for future years.  Had these items been recorded in fiscal 2004, our net income would have been $3.4 million lower, or $154.5 million, rather than $157.9 million.  We do not believe that this $3.4 million income tax expense is material to fiscal 2004 or will be material to our fiscal 2005 results of operations or financial condition.

Financial Condition

Liquidity and Capital Resources

We primarily finance our working capital requirements through cash generated by operations and trade credit.  We also have the ability to borrow as needed.  Cash and cash equivalents were $299.9 million at December 31, 2004 compared to $377.7 million at June 30, 2004.  The decrease in cash was primarily due to approximately $139 million, net of cash acquired, paid for the acquisition of QNX, the purchase of $50 million of our outstanding senior notes, approximately $45 million for taxes paid in Germany, and $28.4 million paid to purchase leased assets, partially offset by strong operating cash flows for the six months ended December 31, 2004.  We anticipate additional tax payments of approximately $70 million in the next six months.  We repurchased 5,000 shares of common stock at a cost of $0.6 million during the quarter ended December 31, 2004, under the terms of a restricted stock agreement with one of our executive officers.  In addition, our Board of Directors has authorized the repurchase of up to an additional $225 million of our senior notes.

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

Operating Activities

Our cash flows from operations were $119.1 million in the second quarter of fiscal 2005 compared to $123.1 million in the same period in fiscal 2004.  For the six months ended December 31, 2004, cash flows from operations were $164.0 million compared to $175.9 million in the same period last year.  The slight decreases in the second quarter and six months ended December 31, 2004 were due to a decrease in taxes payable due to a German tax payment of $45 million and higher inventory balances due to seasonality, partially offset by lower accounts receivable.

Net working capital, excluding cash and short term debt, at December 31, 2004 was $198.2 million, compared with $171.3 million at June 30, 2004.  The increase of $26.9 million from June 30, 2004 to December 31, 2004 was primarily due to higher inventory balances for seasonal needs.

Investing Activities

Capital expenditures for the quarter ended December 31, 2004 were $46.0 million, compared to $34.3 million in the same period in the prior year.  Capital expenditures for the six months ended December 31, 2004 were $84.0 million compared to $62.2 million for the same period last year.  The increase is due to expenditures for customer tooling and other manufacturing equipment primarily at our businesses supplying automotive customers and the payment of $28.4 million for assets previously held by lessors under operating leases that expired during the first quarter of fiscal year 2005 and that were terminated by us in December 2004.

Financing Activities

Our long-term debt at December 31, 2004, consisted primarily of $171 million principal amount of 7.125 percent senior notes due February 15, 2007, and $140 million principal amount of 7.32 percent senior notes due July 1, 2007.  In fiscal 2004, we purchased and retired $79 million of our 7.125 percent senior notes, reducing the outstanding principal amount from $300 million to $221 million.  In fiscal 2004, we purchased and retired $10 million of our 7.32 percent senior notes, reducing the outstanding principal amount from $150 million to $140 million.  In fiscal 2005, we purchased and retired $50 million of our 7.125 percent senior notes, reducing the outstanding principal amount from $221 million to $171 million.

We are a party to a $150 million multi-currency revolving credit facility with a group of eight banks.  This facility expires on August 14, 2005.  At December 31, 2004 we had no borrowings and outstanding letters of credit of $19.4 million under this facility.  Unused availability under the revolving credit facility was $130.6 million at December 31, 2004.  The interest rates under the revolving credit facility float with base rates.  We also had mortgages, capital leases and other long-term debt of $12.6 million at December 31, 2004.

Our long-term debt agreements contain covenants that, among other things, limit our ability to incur additional indebtedness, restrict subsidiary dividends and distributions, limit our ability to encumber certain assets and restrict our ability to issue capital stock of our subsidiaries.  The most restrictive provisions limit us to make dividend payments and purchases of capital stock of $50 million annually.   We were in compliance with the terms of our long-term debt agreements at December 31, 2004.

Equity

Total shareholders’ equity at December 31, 2004 was $1.1 billion compared with $875.0 million at June 30, 2004.  The increase is primarily due to net income of $99.1 million, positive foreign currency translation of $73.0 million, an increase in additional paid in capital of $32.4 related to exercised stock options and stock option expense.

We repurchased 5,000 shares of common stock in the quarter ended December 31, 2004, under the terms of a restricted stock agreement with one of our executive officers.  Since the share repurchase program began in 1998, the Board of Directors has authorized the repurchase of a total of 16.0 million shares.  From the inception of the share repurchase program through December 31, 2004, we have acquired and placed in treasury 12,786,582 shares of our common stock at a total cost of $172.5 million.  Future share repurchases are expected to be funded with cash generated by operations.

Business Outlook

We achieved record net sales and earnings for the three and six months ended December 31, 2004.  For the full fiscal year ending June 30, 2005, we currently believe our net sales will be approximately $3.0 billion and earnings per share will be approximately $3.00 per share.  The earnings per share of $3.00 represents a 32 percent increase over our $2.27 earnings per share in fiscal 2004.  Assuming no significant changes in economic circumstances, we presently expect to have earnings per share of approximately $3.55 in fiscal 2006.

We believe our continued revenue and earnings growth is primarily due to increasing market acceptance of our infotainment systems for automotive customers.  In addition, we expect our new products in the consumer home and computer applications markets to support our anticipated growth in future periods.  Our professional business is strong and sales are presently growing in most product and geographic areas.  We believe, with the introduction of our HiQNet, a product that allows for the integration of our professional products, we will further enhance our position as a leader in the professional market.

In November 2004, we acquired QNX.  See Note 13 "Acquisitions" to our consolidated financial statements included in Item 1 of this report for further details regarding this acquisition.  Our acquisition of QNX is expected to reduce our earnings by approximately five percent for the next two to three years.  Thereafter, we believe that cost reductions will be made possible by fully integrating QNX operating systems with the basic framework and applications of our infotainment systems.

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

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial condition or results of operations and the trading price of our common stock may decline due to any of these risks.

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

We are also subject to various risks including dependence on key customers.  For the six months ended December 31, 2004, sales to DaimlerChrysler and BMW accounted for 28 percent and 11 percent, respectively, of our total consolidated sales.  Accounts receivable due from DaimlerChrysler and BMW accounted for 18 percent and 7 percent, respectively, of total consolidated accounts receivable at December 31, 2004.  In the same period last year, sales to DaimlerChrysler and BMW accounted for 29 percent and 14 percent, respectively, of our total consolidated sales.  Accounts receivable due from DaimlerChrysler and BMW accounted for 22 percent and 8 percent, respectively, of total consolidated accounts receivable at December 31, 2003.

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

Interest Rate Sensitivity/Risk

We use interest rate swap agreements to effectively convert the interest rates on a majority of our borrowings from fixed rates to variable rates.  Including the effect of the swap agreements, a nominal amount of our borrowings were on a fixed rate basis as of December 31, 2004; the balance is subject to changes in U.S. short-term interest rates.

In conjunction with our debt repurchase program, we unwound $10 million of the swap contract covering our 7.32 percent senior notes in fiscal 2004 and $30 million of the swap contract covering 7.125 percent senior notes in fiscal 2005.  Currently, all but $1.6 million of our outstanding senior notes are covered by floating-rate swap agreements.

To assess exposure to interest rate changes, we prepared a sensitivity analysis assuming a hypothetical 100 basis point change in interest rates across all maturities.  Our analysis indicates that such changes in interest rates would not have a material impact on fiscal 2005 net income, based on December 31, 2004 debt and investment balances.  Based on December 31, 2003 positions, the effect on fiscal 2004 net income of such an increase or decrease in interest rates was estimated to be $1.2 million.

We are subject to counterparty risk under the interest rate swap contracts described above.  We may be exposed to losses in the event of non-performance by counterparties.  We do not, however, anticipate any such nonperformance.

Foreign Currency Risk

Our business is subject to market risks arising from changes in foreign currency exchange rates, principally the change in the value of the Euro versus the U.S. dollar.  The Company maintains significant operations in Germany, the United Kingdom, France, Austria, Hungary, Mexico, China and Sweden.  As a result, exposure to foreign currency gains and losses exists.  A portion of our foreign currency exposure is hedged by incurring liabilities, including loans, denominated in the local currency where subsidiaries are located.  Our subsidiaries purchase products and raw materials in various currencies.  As a result, we may be exposed to cost changes relative to local currencies in the markets that we sell our products.  To mitigate such risks, we enter into foreign exchange contracts and other hedging activities.  Also, foreign currency positions are partially offsetting and are netted against one another to reduce exposure.

The effect of changes in currency exchange rates, principally the change in the value of the Euro compared to the U.S. dollar, has an impact on our reported results when the financial statements of foreign subsidiaries are translated into U.S. dollars.  Since June 30, 2004 (the end of our prior fiscal year), the Euro has increased approximately 11.2 percent when compared to the U.S. dollar.  Over half of our sales are now denominated in Euros.  For the quarter ended December 31, 2004, currency fluctuations contributed approximately $44 million to the increase in sales and $8 million to the increase in pre-tax earnings. In the six months ended December 31, 2004, currency fluctuations contributed approximately $83 million to the increase in sales and approximately $13 million to the increase in pre-tax earnings compared to prior year foreign exchange rates.

To assess exposure to changes in currency exchange rates, we prepared an analysis assuming a hypothetical 10 percent change in currency exchange rates across all currencies used by our subsidiaries.  This analysis indicated that a 10 percent increase or decrease in exchange rates would have increased or decreased income before income taxes by approximately $16 million and $17 million, respectively, for the six months ended December 31, 2004.

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

Part II:   OTHER INFORMATION

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our repurchases of common stock for each fiscal month in the second quarter of fiscal 2005:

Issuer Purchases of Equity Securities

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

October 1, 2004 through October 31, 2004	---	---	---	3,218,418
November 1, 2004 through November 30, 2004	---	---	---	3,218,418
December 1, 2004 through December 31, 2004	5,000	$ 126	---	3,213,418

	5,000	$ 126	---	3,213,418	(2)

(1)	The repurchase of 5,000 shares was made from Dr. Erich Geiger pursuant to the Restricted Stock Agreement between the Company and Dr. Geiger, dated as of August 15, 2001.
(2)

Our share repurchase program was first publicly announced on June 16, 1998.  On June 11, 2003, the Company publicly announced that its Board of Directors had approved the repurchase of up to one million additional shares of its common stock, increasing the authorization to repurchase up to 8 million shares in the aggregate.  In November 2004, the Company declared a two-for-one stock split thereby increasing the authorization to repurchase shares to 16 million in the aggregate.

Item 4.               Submission of Matters to a Vote of Security Holders

Our 2004 annual meeting of stockholders was held on November 10, 2004.  The following item of business was presented to the stockholders at the annual meeting.

Election of Directors

At our annual meeting of stockholders, two directors were elected to serve terms expiring at the Company's 2007 Annual Meeting of Stockholders.  The vote with respect to the election of these directors was as follows:

Name	Total Vote for Each Director	Total Vote Withheld From Each Director

Bernard A. Girod	59,309,989	3,569,248
Ann McLaughlin Korologos	57,342,879	5,536,358

Dr. Sidney Harman, Shirley Mount Hufstedler, Edward H. Meyer and Stanley A. Weiss continue to serve as directors of the Company.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K

	31.1	Certification of Sidney Harman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Bernard A. Girod pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.3	Certification of Frank Meredith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Sidney Harman, Bernard A. Girod and Frank Meredith, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harman International Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harman International Industries, Incorporated

(Registrant)

Date: February 9, 2005	By: /s/ Bernard A. Girod

Bernard A. Girod Vice Chairman and Chief Executive Officer

Date: February 9, 2005	By: /s/ Frank Meredith

Frank Meredith Executive Vice President and Chief Financial Officer