Form 10-Q
period 2005-03-31
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2005-05-10
CIK 800459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005

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
              [X] Yes                [  ] No

The registrant had 67,354,462 shares of common stock, par value $.01, outstanding at April 29, 2005.

Harman International Industries, Incorporated and Subsidiaries
Form 10-Q
For the Quarterly Period Ended March 31, 2005

References to the "Company," "Harman," "we," "us," and "our" in this Form 10-Q refer to Harman International Industries, Incorporated and its subsidiaries unless the context requires otherwise.

Part I: FINANCIAL INFORMATION

Item 1.   Financial Statements

Harman International Industries, Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
($000s omitted except share amounts)
(Unaudited)

	March 31,	June 30,

	2005	2004

Assets
Current assets
Cash and cash equivalents	$282,661	286,708
Investments	6,651	91,000
Receivables (less allowance for doubtful accounts of
$8,499 at March 31, 2005 and $8,657 at June 30, 2004)	430,085	426,211
Inventories	340,522	291,710
Other current assets	116,335	108,406

Total current assets	1,176,254	1,204,035

Property, plant and equipment, net	477,027	434,091
Goodwill	372,441	251,722
Other assets	117,439	98,962

Total assets	$2,143,161	1,988,810

Liabilities and Shareholders' Equity
Current liabilities
Short-term borrowings	$2,997	3,898
Current portion of long-term debt	699	3,411
Accounts payable	198,370	238,663
Accrued liabilities	356,584	294,168
Income taxes payable	105,758	122,214

Total current liabilities	664,408	662,354

Senior long-term debt	329,527	387,616
Other non-current liabilities	76,690	63,844

Shareholders’ equity
Preferred stock, $.01 par value. Authorized 5,000,000 shares; none issued and outstanding	---	---
Common stock, $.01 par value. Authorized 200,000,000 shares; issued 80,671,294 at March 31, 2005 and 78,871,604 at June 30, 2004	806	789
Additional paid-in capital	393,452	355,477
Accumulated other comprehensive income (loss):
Unrealized loss on hedging derivatives	(848)	(7,821)
Minimum pension liability adjustment	(7,380)	(7,379)
Cumulative foreign currency translation adjustment	85,993	43,179
Retained earnings	822,702	662,602
Less common stock held in treasury (13,317,082 shares at March 31, 2005 and 12,781,582 at June 30, 2004)	(222,189)	(171,851)

Total shareholders’ equity	1,072,536	874,996

Total liabilities and shareholders’ equity	$2,143,161	1,988,810

See accompanying notes to condensed consolidated financial statements.

Harman International Industries, Incorporated and Subsidiaries Condensed Consolidated Statements of Operations (000s omitted except per share amounts) (Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2005	2004	2005	2004

Net sales	$742,564	690,432	2,222,857	1,979,337
Cost of sales	492,572	461,481	1,472,976	1,350,201

Gross profit	249,992	228,951	749,881	629,136

Selling, general and administrative expenses	161,235	160,969	499,687	461,982

Operating income	88,757	67,982	250,194	167,154

Other expense:
Interest expense, net	2,314	4,384	8,281	13,820
Miscellaneous, net	318	499	4,532	2,359

Income before income taxes	86,125	63,099	237,381	150,975

Income tax expense, net	22,609	19,434	74,768	46,061

Net income	$63,516	43,665	162,613	104,914

Basic earnings per share	$0.94	0.66	2.42	1.60
Diluted earnings per share	$0.90	0.63	2.30	1.51

Weighted average shares – basic	67,743	65,951	67,095	65,687
Weighted average shares – diluted	70,831	69,707	70,679	69,352

See accompanying notes to condensed consolidated financial statements.

Harman International Industries, Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
($000s omitted)
(Unaudited)

	Nine months ended
	March 31,

	2005	2004

Cash flows from operating activities:
Net income	$162,613	104,914
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,224	81,250
Loss on disposition of assets	416	778
Stock option expense	11,163	6,893

Changes in working capital, net of acquisition/disposition effects:
Decrease (increase) in:
Receivables	18,357	(26,952)
Inventories	(38,841)	64,005
Other current assets	(8,286)	2,635
Increase (decrease) in:
Accounts payable	(49,086)	(11,944)
Accrued liabilities	58,674	17,123
Income taxes payable	(26,939)	66,429
Other operating activities	12,888	5,251

Net cash provided by operating activities	$232,183	310,382

Cash flows from investing activities:
Payment for purchase of companies, net of cash acquired	$(144,312)	(27,545)
Capital expenditures	(107,106)	(95,850)
Investments	84,349	(52,100)
Proceeds from asset dispositions	893	9,278
Other items, net	3,091	3,871

Net cash used in investing activities	$(163,085)	(162,346)

Cash flows from financing activities:
Net decrease in short-term borrowings	$(1,324)	(291)
Net decrease in long-term debt	(6,695)	(31,245)
Repayment of long-term debt	(49,921)	---
Repurchase of common stock	(50,338)	---
Dividends paid to shareholders	(2,513)	(2,463)
Exercise of stock options	26,830	9,439

Net cash flow used in financing activities	$(83,961)	(24,560)

Effect of exchange rate changes on cash	10,816	4,126

Net increase (decrease) in cash and cash equivalents	$(4,047)	127,602
Cash and cash equivalents at beginning of period	286,708	109,361

Cash and cash equivalents at end of period	$282,661	236,963

Supplemental disclosure of cash flow information:
Interest paid	$9,832	16,530
Income taxes paid (refunds received)	$97,437	(1,619)

Supplemental schedule of non-cash investing activities:
Fair value of assets acquired	$155,939	35,678
Cash paid for the assets	144,312	27,545

Liabilities assumed	$11,627	8,133

See accompanying notes to condensed consolidated financial statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Unaudited

Note 1.  Basis of Presentation

Our unaudited, condensed consolidated financial statements at March 31, 2005 and for the three and nine months ended March 31, 2005 and 2004, have been prepared pursuant to rules and regulations of the Securities and Exchange Commission.  These unaudited condensed consolidated financial statements do not include all information and footnote disclosures included in our audited financial statements.  In the opinion of management, the accompanying unaudited, condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows for the periods presented.  Operating results for the three and nine months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2005 due to seasonal, economic and other factors.

Where necessary, information for prior periods has been reclassified to conform to the consolidated financial statement presentation for the corresponding periods in the current fiscal year.  We have reclassified $6.7 million and $91.0 million of auction rate securities from cash and cash equivalents to investments at March 31, 2005 and June 20, 2004, respectively, to conform with a recent SEC staff accounting clarification.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

Note 2.  Inventories

Inventories consist of the following:

	March 31,	June 30,

($000s omitted)	2005	2004

Finished goods	$139,052	104,705
Work in process	56,213	44,738
Raw materials	145,257	142,267

Total	$340,522	291,710

Inventories are stated at the lower of cost or market.  The cost of inventories is based on the first-in, first-out (FIFO) method.  Cost elements included in inventory are materials, labor, variable overhead and fixed factory overhead.  General and administrative expenses are not included as a component of inventory.  We periodically review and revise, if necessary, the costs included in inventory and expense these costs if we determine there is no longer a future benefit.  The valuation of inventory requires us to make judgments and estimates regarding obsolete, damaged or excess inventory as well as current and future demand for our products.  The estimates of future demand along with analysis of usage data are the basis for our inventory reserves.  We calculate our inventory reserves by analyzing the aging of inventories, the demand for spare parts and by working closely with our sales and marketing staff to determine future demand for our products.

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

Details of the estimated warranty liability are as follows:

	Nine months ended
	March 31,

($000s omitted)	2005	2004

Beginning balance (June 30)	$40,745	21,122
Warranty provisions	41,049	30,486
Warranty payments (cash or in-kind)	(33,192)	(16,991)

Ending balance	$48,602	34,617

Note 4.  Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended		Nine months ended
	March 31,		March 31,

($000s omitted)	2005	2004	2005	2004

Net income	$63,516	43,665	162,613	104,914
Other comprehensive income (loss):
Foreign currency translation	(30,237)	(6,871)	42,814	40,582
Unrealized gains (losses) on hedging	2,965	4,935	6,973	(203)
Minimum pension liability adjustment	---	2	(1)	(5)

Total other comprehensive income	$36,244	41,731	212,399	145,288

The components of accumulated other comprehensive income (loss) as of March 31, 2005 and June 30, 2004 and the activity for the nine months ended March 31, 2005 are presented below:

			Cumulative
	Unrealized	Minimum	foreign	Accumulated
	loss on	Pension	currency	other
	hedging	Liability	translation	comprehensive
($000s omitted)	Derivatives	adjustment	adjustment	income (loss)

June 30, 2004	$(7,821)	(7,379)	43,179	27,979
Foreign currency translation adjustments	---	---	42,814	42,814
Change in fair value of foreign currency cash flow hedges	6,973	---	---	6,973
Minimum pension liability adjustment	---	(1)	---	(1)

March 31, 2005	$(848)	(7,380)	85,993	77,765

Note 5.  Earnings Per Share

The following table presents the calculation of basic and diluted earnings per common share outstanding:

	Three months ended March 31,

(000s omitted except per share amounts)	2005		2004

	Basic	Diluted	Basic	Diluted

Net income	$63,516	63,516	43,665	43,665

Weighted average shares outstanding	67,743	67,743	65,951	65,951
Employee stock options	---	3,088	---	3,756

Total weighted average shares outstanding	67,743	70,831	65,951	69,707

Earnings per share	$0.94	0.90	0.66	0.63

	Nine months ended March 31,

(000s omitted except per share amounts)	2005		2004

	Basic	Diluted	Basic	Diluted

Net income	$162,613	162,613	104,914	104,914

Weighted average shares outstanding	67,095	67,095	65,687	65,687
Employee stock options	---	3,584	---	3,665

Total weighted average shares outstanding	67,095	70,679	65,687	69,352

Earnings per share	$2.42	2.30	1.60	1.51

Certain options were outstanding and not included in the computation of diluted earnings per share because the assumed exercise of these options would have been antidilutive.  Options to purchase 438,000 shares of common stock with exercise prices ranging from $98.62 to $126.94per share during the quarter ended March 31, 2005, were outstanding and not included in the computation of diluted earnings per share because the exercise of these options would have been antidilutive.  For the quarter ended March 31, 2004, options to purchase 101,124 shares of common stock at prices ranging from $50.03 to $75.22 per share were not included in the computation of diluted earnings per share because the exercise of these options would have been antidilutive.

Options to purchase 331,790 shares of common stock at prices ranging from $75.22 to $126.94 per share during the nine months ended March 31, 2005, and options to purchase 377,305 shares of common stock at prices ranging from $41.40 to $75.22 per share during the nine months ended March 31, 2004, were not included in the computation of diluted earnings per share because the exercise of these options would have been antidilutive.

Note 6.  Stock Options

Effective July 1, 2002, we adopted the fair value method of stock based compensation under Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"), for all options granted after June 30, 2002.  Under SFAS 123, we recognize option related expenses over the vesting period of those options.  We expensed $2.9 million during the quarter ended March 31, 2005, for stock options granted after June 30, 2002, compared to $2.6 million for the same period last year.  For stock options granted after June 30, 2002, we expensed $11.2 million for the nine months ended March 31, 2005 and $6.9 million for the nine months ended March 31, 2004.

Note 7.  Business Segment Data

We design, manufacture and market high-quality audio products and electronic systems.  We organize our businesses into reporting segments by the end-user markets served.  Our chief operating decision maker evaluates performance and allocates resources based on net sales, operating income and working capital in each of the reporting segments.  Beginning with this quarter, we will report on the basis of three segments:  Automotive, Consumer and Professional.  In prior reports, the Automotive and Consumer segments were combined and reported as the Consumer Systems Group.  See Note 16 “Other” for additional information for these segments for each of the three fiscal years ended June 30, 2004.

Our Automotive segment designs, manufactures and markets audio, electronic and infotainment systems for vehicle applications primarily to be installed as original equipment by automotive manufacturers.  Our automotive products and systems are marketed worldwide under brand names including JBL, Infinity, Harman/Kardon, Becker, Logic7 and Mark Levinson.  Our premium branded audio, video, navigation and infotainment systems are offered to automobile manufacturers through engineering and supply agreements.

Our Consumer segment designs, manufactures and markets audio, video and electronic systems for home, computer and multimedia applications.  Our Consumer home products and systems are marketed worldwide under brand names including JBL, Infinity, Harman/Kardon, Lexicon, Mark Levinson and Revel.  Our audio and electronic products are offered through audio/video specialty and retail chain stores.  Our branded audio products for computer and multimedia applications are focused on retail customers with products designed to enhance sound for PCs, MP-3 players and iPods.

Our Professional segment designs, manufactures and markets loudspeakers and electronic systems used by audio professionals in concert halls, stadiums, airports and other buildings and for recording, broadcast, cinema and music reproduction applications.  Our Professional products are marketed worldwide under brand names including

JBL Professional, AKG, Crown, Soundcraft, Lexicon, DigiTech, dbx and Studer.  We provide high-quality products to the sound reinforcement, music instrument support and broadcast and recording segments of the professional audio market.  We offer complete systems solutions for professional installations and users around the world.

The following table reports net sales and operating income (loss) by reporting segments:

	Three months ended		Nine months ended
	March 31,		March 31,

($000s omitted)	2005	2004	2005	2004

Net sales:
Automotive	$522,513	487,011	1,554,324	1,358,240
Consumer	100,252	78,245	313,141	268,797
Professional	119,799	125,176	355,392	352,300

Total	$742,564	690,432	2,222,857	1,979,337

Operating income (loss):
Automotive	$84,232	80,752	258,574	217,231
Consumer	7,249	(4,336)	19,869	(14,861)
Professional	9,782	1,998	26,669	(540)
Other	(12,506)	(10,432)	(54,918)	(34,676)

Total	$88,757	67,982	250,194	167,154

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

At March 31, 2005, we had contracts maturing through June 2006to purchase and sell the equivalent of approximately $60.2 million of various currencies to hedge future foreign currency purchases and sales.  We recognized approximately $2.4 million in net lossesfrom cash flow hedges of forecasted foreign currency transactions in the nine months ended March 31, 2005 compared to $5.1million in net lossesin the same period last year.  At March 31, 2005, the amount that is expected to be reclassified from accumulated other comprehensive income (loss) to earnings within the next fifteen monthsthat is associated with these hedges is a lossof approximately $0.8 million.

In December 2004, we terminated an operating lease that was due to expire in March 2006.  As a result of this termination, we settled our cross currency swap contracts that hedged this operating lease.  During the nine months ended March 31, 2005, we reported a $6.1 million loss from the settlement of these swap contracts in other operating expenses.

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

In December 2003, we purchased and retired $10 million of our 7.32 percent senior notes, reducing both the senior notes and the interest swap contract from $150 million to $140 million.  In September 2004, we purchased and retired $50 million of our 7.125 percent senior notes, reducing the balance from $221 million to $171 million and reducing the associated interest rate swap contract from $200 million to $170 million.

The objective of these interest rate swap contracts is to offset changes in the fair value of our fixed-rate debt caused by interest rate fluctuations.  The interest rate swap contracts are carried at fair value on our consolidated balance sheet and the related hedged portion of fixed-rate debt is carried at the remaining principal due net of the valuation adjustment for the change in fair value of the debt obligation attributable to the hedged risk.  The cumulative valuation adjustment at March 31, 2005, was a positive $6.0 million.

Changes in the fair value of the interest rate swap contracts and the offsetting changes in the carrying value of the hedged fixed-rate debt are recognized in interest expense in our consolidated statement of operations.

As of March 31, 2005, we had contracts maturing through March 2006to purchase and sell the equivalent of $133.5million of various currencies to hedge foreign currency denominated loans to foreign subsidiaries.  These contracts are of a long-term nature.  Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans.  At March 31, 2005, the market value of these contracts was a positive   $2.8million.

Note 9.   Commitments and Contingencies

In September 2004, we paid $12.0 million to purchase assets previously held by the lessor under an expiring five-year operating lease.  In December 2004, we paid an additional $16.4 million for certain machinery and equipment held under an operating lease that was scheduled to expire in March 2006.  At March 31, 2005, we had no further obligations under these operating lease agreements.

At March 31, 2005, we were involved in several legal actions.  The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial position or results of operations.  In the quarter ended December 31, 2004, we recorded a $6 million liability for probable unasserted claims.  There was no change in the status of these claims during the quarter ended March 31, 2005.

Our Board of Directors has authorized the repurchase of up to 16.0 million shares of common stock.  Through March 31, 2005, we had acquired and placed in treasury 13,317,082 shares of our common stock at a total cost of $222.2 million.  During the quarter ended March 31, 2005, we repurchased 530,500 shares of common stock at a cost of $49.7 million.  We expect future share repurchases to be funded with cash generated by operations.

In June 2004, the Board of Directors approved the repurchase of up to $225 million principal amount of our outstanding senior notes beginning in fiscal 2005.  As of March 31, 2005, we have repurchased $50 million principal amount of these notes.  For the nine months ended March 31, 2005, miscellaneous expenses include a $3.0 million charge for redemption premiums, net of gains from associated interest swap contracts that were unwound in connection with the repurchase of our senior notes.

Note 10.  Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), ("Share-Based Payment"), (“FAS 123R”).  SFAS 123R requires compensation expense to be recognized based on the estimated fair value of stock options and similar equity instruments awarded to employees.  We will adopt SFAS 123R on July 1, 2005.  We do not expect the adoption of this standard to have a significant impact on our financial statements.  We have recorded stock compensation on a fair value basis for all awards granted on or after July 1, 2002. See Note 11.

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151 ("Inventory Costs"), an amendment of Accounting Research Bulletin ("ARB") No. 43, Chapter 4.  The statement clarifies accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage and requires those items to be expensed when incurred.  SFAS 151 is applicable to inventory costs incurred during fiscal years beginning after June 15, 2005.  We do not expect the adoption of SFAS No. 151 will have a significant impact on our financial statements.

Note 11.  Stock-Based Employee Compensation

On July 1, 2002, we adopted the fair-value method of stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation", for all grants made on or after July 1, 2002.  As such, an expense based on service attribution recognized in accordance with Financial Accounting Standards Board Interpretation ("FIN") No. 28 and the fair value of stock options granted since July 1, 2002 has been reflected in net income.  Options granted in prior periods prior to July 1, 2002 continue to be accounted for under the intrinsic-value-based provisions of Accounting Principles Board ("APB") No. 25 "Accounting for Stock Issued to Employees."

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to all of our outstanding and unvested awards in each period:

($000s omitted except per share amounts)	Three months ended March 31,		Nine months ended March 31,

	2005	2004	2005	2004

Reported net income	$63,516	43,665	162,613	104,914
Add: Stock based employee compensation expense included in reported net income, net of tax	2,122	1,890	8,065	4,980
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	1,972	2,339	8,835	6,523

Net income, pro forma	$63,666	43,216	161,843	103,371

Basic earnings per share, as reported	$0.94	0.66	2.42	1.60
Basic earnings per share, pro forma	0.94	0.66	2.41	1.57

Diluted earnings per shared, as reported	$0.90	0.63	2.30	1.51
Diluted earnings per share, pro forma	0.90	0.62	2.29	1.49

Note 12.  Pensions and Other Postretirement Benefits

We provide defined benefit pension and other postretirement benefits to certain eligible employees.  In Europe, we have business units that maintain defined benefit pension plans for certain current and former employees.  Generally, plan benefits are based on age, years of service and average compensation during the final years of service.  In the United States, other postretirement benefits are comprised of an unfunded Supplemental Executive Retirement Plan (SERP) that provides retirement, pre-retirement and termination benefits, as defined, to certain key executives designated by the Board of Directors.

Our pension and other postretirement benefit plans are more fully disclosed in Notes 1 and 12 to our Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended June 30, 2004.

The following table presents the components of net periodic benefit costs for the three months ended March 31, 2005 and 2004:

	Pension Benefits		Other Postretirement Benefits
($000s omitted)	2005	2004	2005	2004

Components of net periodic benefit cost:
Service cost	$298	222	370	320
Interest cost	534	396	583	406
Expected return on plan assets	(20)	(14)	---	---
Amortization of prior service cost	---	---	169	191
Amortization of net (gain) loss	---	(4)	445	177

Net periodic benefit cost	$812	600	1,567	1,094

The following table presents the components of net periodic benefit costs for the nine months ended March 31, 2005 and 2004:

	Pension Benefits		Other Postretirement Benefits
($000s omitted)	2005	2004	2005	2004

Components of net periodic benefit cost:
Service cost	$871	753	1,110	957
Interest cost	1,560	1,354	1,749	1,215
Expected return on plan assets	(61)	(50)	---	---
Amortization of prior service cost	---	---	507	573
Amortization of net (gain) loss	---	(14)	1,335	531

Net periodic benefit cost	$2,370	2,043	4,701	3,276

During the quarter ended March 31, 2005, we made an insignificant contribution to the defined benefit pension plans and expect full year contributions to be immaterial.

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

The purchase price, net of cash acquired was $139 million.  Of this amount, $111 million was paid in cash and $28 million was paid to an escrow account to be released to the sellers upon the expiration of certain indemnification obligations and the fulfillment of certain employee service obligations.  Compensation expense is being recorded for approximately one-half the escrow amount over the employee service period.

At March 31, 2005, the purchase price allocation had not been finalized.  A revised preliminary allocation was made and $110 million was allocated to goodwill and $5 million was allocated to amortizable intangibles.  We expect the allocation to be completed by June 30, 2005.

The acquisition of QNX is expected to reduce our earnings per share by approximately $0.04 per quarter for the next two to three years.  The acquisition of QNX is not material to our consolidated financial statements.

Note 14.  Significant Customers

For the nine months ended March 31, 2005, sales to DaimlerChrysler, BMW and Audi/Volkswagen accounted for 27 percent, 11 percent and 8 percent respectively, of our total consolidated sales.  Accounts receivable due from DaimlerChrysler, BMW and Audi/Volkswagen accounted for 21 percent, 8 percent, and 10 percent respectively, of total consolidated accounts receivable at March 31, 2005.  In the same period last year, sales to DaimlerChrysler, BMW and Audi/Volkswagen accounted for 29 percent, 13 percent and 3 percent respectively, of total consolidated sales.  Accounts receivable due from DaimlerChrysler, BMW and Audi/Volkswagen accounted for 24 percent, 9 percent and 4 percent, respectively, of total consolidated accounts receivable at March 31, 2004.

We anticipate that DaimlerChrysler, BMW and Audi/Volkswagen will continue to account for a significant portion of our sales and receivables for the foreseeable future.  These automotive customers are not obligated to any long-term purchase of our products.

The loss of DaimlerChrysler, BMW or Audi/Volkswagen as a customer would have a material adverse effect on our consolidated sales, earnings and financial position.

Note 15.  Income Taxes

During the quarter ended March 31, 2005 we changed our method of accounting for reporting changes in interim periods to liabilities resulting from changes in judgments or settlements related to uncertain tax positions.  We had previously accounted for such changes in judgments and settlements as adjustments to the estimated annual effective rate.  We are changing our method to account for such changes in judgments and settlements as a discrete item in the interim period of the change.  This discrete method recognizes the effect of any change in reserve only in the quarter of the change.  The newly adopted accounting method is preferable in the circumstances because it better reflects our consolidated financial position and operations at the time of the change in uncertain tax positions.  As a result of the change in method, income tax expense decreased $2.4 million for the quarter ended March 31, 2005.  If we had used the discrete method during the quarter ended March 31, 2004, income tax expense would have increased and net income would have decreased by $2.4 million.

Note 16.  Other

Our principal business is the development, manufacture and marketing of high-quality, high fidelity audio products and electronic systems.  Beginning with the quarter ended March 31, 2005, we will report on the basis of the three segments: Automotive, Consumer and Professional.  In prior reports, the Automotive and Consumer segments were combined and reported as Consumer Systems.  For the three years ended June 30, 2004, the segment information below has been adjusted to reflect the changes to our reporting segments.  The following table reports net sales, operating income (loss), assets, capital expenditures and depreciation and amortization by the new reporting segments:

Segmentation

	Years Ended June 30,

($000s omitted)	2004	2003	2002

Net sales:
Automotive	$1,873,047	1,382,676	968,261
Consumer	356,611	399,845	433,185
Professional	481,716	445,998	424,742

Total	$2,711,374	2,228,519	1,826,188

Operating income (loss):
Automotive	$312,145	212,596	143,643
Consumer	(13,029)	(21,799)	(33,198)
Professional	8,581	15,398	16,802
Other	(53,232)	(39,301)	(24,026)

Total	$254,465	166,894	103,221

Assets:
Automotive	$1,287,431	967,250	763,326
Consumer	356,374	249,150	260,297
Professional	232,026	292,086	295,534
Other	112,979	195,172	161,123

Total	$1,988,810	1,703,658	1,480,280

Capital expenditures:
Automotive	$107,448	89,339	72,427
Consumer	7,895	9,278	15,800
Professional	19,838	15,597	13,636
Other	312	1,123	2,664

Total	$135,493	115,337	104,527

Depreciation and amortization:
Automotive	$69,650	47,498	42,773
Consumer	18,215	24,150	18,584
Professional	15,706	14,246	14,552
Other	2,461	2,651	2,175

Total	$106,032	88,545	78,084

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q, together with Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended June 30, 2004 ("2004 Form 10-K").  This discussion contains forward-looking statements that are based on our current expectations and industry experience, as well as our perception of historical trends, current market conditions, current economic data, currency exchange rates, expected future developments and other factors that we believe are reasonable under the circumstances.  These statements involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements.

The following discussion provides an overview of our results of operations for the three and nine months ended March 31, 2005 and 2004.  Significant period-to-period variances in the consolidated statements of operations are discussed under the caption "Results of Operations."  Our cash flows and financial condition are discussed under the caption "Financial Condition."  We also provide a business outlook and information regarding our risk factors at the end of this discussion.

Overview

We design, manufacture and market high-quality, high fidelity audio products and electronic systems for the automotive, consumer and professional markets.  We have developed, both internally and through a series of strategic acquisitions, a broad range of product offerings sold under renowned brand names in our principal markets.

We organize our business into reportable business segments by the end-user markets.  Our Automotive segment designs, manufactures and markets audio and electronic systems for vehicle applications.  Our Consumer segment designs, manufactures and markets audio, video and electronic systems for the home, computer and multimedia applications.  Our Professional segment designs, manufactures and markets loudspeakers and electronic systems used by audio professionals in concert halls, stadiums, airports and other public spaces and for recording, broadcast, cinema and music reproduction applications.

Our results of operations depend on the sales of audio products and electronic systems in the automotive, consumer and professional markets.  We experience seasonal fluctuations in sales and earnings.  Historically, the first fiscal quarter is the weakest due to automotive model changeovers and the summer holidays in Europe.  Our sales and earnings may also vary due to customer acceptance of our products, product offerings by our competitors and general economic conditions.

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

During the nine months ended March 31, 2005, we repurchased $50 million of our senior notes and repurchased 535,500 shares of our common stock for $50.3 million, generated cash from operations of $232 million, and completed the acquisition of QNX Software Systems Ltd. for $139 million, net of cash acquired.

Critical Accounting Policies

Our critical accounting policies are described under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2004 Form 10-K.  These policies include inventory valuation, allowance for doubtful accounts, warranty liabilities, pre-production and development costs, and goodwill.  Also see Note 1 "Summary of Significant Accounting Policies" to our Consolidated Financial Statements included in our 2004 Form10-K.

Results of Operations

Sales

Our net sales for the quarter ended March 31, 2005 increased $52.1 million, or 8 percent compared to the same period last year.  The increase in net sales was primarily due to higher sales of our automotive audio and infotainment systems by our Automotive segment and increased sales of multimedia and specialty branded products by our Consumer segment offset by lower Professional sales due to the exit of the telecom business at AKG.  The effects of foreign currency translation contributed approximately $23 million to the increase in net sales for the third quarter ended March 31, 2005 compared to the same period last year.  For the nine months ended March 31, 2005, net sales increased $243.5 million, or 12 percent compared to the same period last year.  The increase in net sales was primarily due to higher sales of our automotive audio and infotainment systems by our Automotive segment.  The effects of foreign currency translation contributed approximately $106 million to the increase in net sales for the nine months ended March 31, 2005.

Presented below is a summary of net sales by reporting segment:

($000s omitted)	Three months ended March 31,				Nine months ended March 31,

	2005	%	2004	%	2005	%	2004	%

Net sales:
Automotive	$522,513	70%	487,011	71%	$1,554,324	70%	1,358,240	69%
Consumer	100,252	14%	78,245	11%	313,141	14%	268,797	13%
Professional	119,799	16%	125,176	18%	355,392	16%	352,300	18%

Total	$742,564	100%	690,432	100%	$2,222,857	100%	1,979,337	100%

Automotive net sales for the quarter ended March 31, 2005 increased $35.5 million, or 7 percent compared to the same period last year.  The effects of foreign currency translation contributed approximately $19 million to the increase in net sales for the quarter compared to the prior year period.  Sales of infotainment systems to European automakers contributed significantly to the increase in sales over the prior period.  The primary contributors came from increased sales of infotainment systems to Audi in support of the new A6 platform and increased sales of communication management systems to Porsche.  In addition, we had higher sales of Mark Levinson branded systems to Lexus, JBL branded audio systems to Toyota and Harman/Kardon branded audio systems to Land Rover.  The increase in net sales was offset by lower sales to BMW.

Automotive net sales for the nine months ended March 31, 2005 increased $196.1 million, or 14 percent compared to the same period last year.  The effects of foreign currency translation contributed approximately $88 million to the increase in net sales for the nine months ended March 31, 2005 compared to the prior year period.  Increased sales of automotive infotainment systems and increased sales of branded automotive audio systems by the Automotive segment both contributed to the increase in sales over the prior year.  The primary contributors were strong sales of our navigation systems to Mercedes-Benz and higher sales of infotainment systems to Audi.  Higher sales were slightly offset by the lower sales to BMW and lower sales of Infinity branded systems to Chrysler in North America.  Sales to BMW were lower versus the prior year because our prior year sales were positively impacted by the inability of a competitor to ship product for the BMW 5-Series, resulting in higher than expected sales volume in the prior period.

Consumer net sales for the quarter ended March 31, 2005 increased $22.0 million, or 28 percent compared to the same period last year.  The effects of foreign currency translation contributed approximately $2 million to the increase in net sales for the quarter compared to the prior year period.  Net sales increased primarily due to increased sales of our multimedia home products, including the JBL OnStage and OnTour products, which are accessories for the Apple iPod.  Sales of Harman/Kardon electronic systems also contributed to higher sales.

Consumer net sales for the nine months ended March 31, 2005 increased $44.3 million, or 17 percent compared to the same period last year.  The effects of foreign currency translation contributed approximately $10 million to the increase in net sales.  International consumer sales contributed significantly to the increase in sales compared to the prior year.  Strong multimedia, loudspeaker and Harman/Kardon sales in Europe were primary contributors to the higher international sales.  In North America, higher sales of multimedia, branded specialty and audio and electronic systems to retailers contributed to the increase in sales for the nine months ended March 31, 2005 when compared to the prior year period.

Professional net sales for the quarter ended March 31, 2005 decreased $5.4 million, or 4 percent compared to the same period last year.  Professional sales were lower due primarily to our decision to exit the telecom microphone capsule business in fiscal 2004.  Foreign currency translation had a positive effect on sales of approximately $1 million.  Excluding telecom sales, Professional sales were up over the prior period.  JBL Professional loudspeakers, musical instrument and installed sound products led the sales growth.  Digitech and dbx also contributed to the sales increase for the quarter.

Professional net sales for the nine months ended March 31, 2005 increased $3.1 million, or 1 percent compared to the same period last year.  The effects of foreign currency translation contributed approximately $8 million to net sales for the nine months ended March 31, 2005 compared to the prior year.  In addition, higher sales of professional loudspeakers, amplifiers, effects devices and mixing consoles offset lower sales at AKG due to our decision to exit the the telecom business.

Gross Profit

Gross profit increased $21.0 million for the quarter and $120.7 million for the nine months ended March 31, 2005 compared to the same periods last year.  Restructuring charges related to our Consumer and Professional segments negatively affected margins in the prior year periods.  Gross profit margin increases were partially offset by an increase in warranty expense of $3.7 million for the three months and $10.6 million for the nine months ended March 31, 2005 compared to the prior year periods.  The increase was due primarily to increased sales and a change in our contractual warranty obligations on certain products from one to two years that began in January 2004.

Presented below is a summary of gross profit by reporting segment:

($000s omitted)	Three months ended March 31,				Nine months ended March 31,

	2005	Percent of Net Sales	2004	Percent of Net Sales	2005	Percent of Net Sales	2004	Percent of Net Sales

Gross Profit:
Automotive	$176,628	33.8%	170,840	35.1%	$535,967	34.5%	475,112	35.0%
Consumer	31,515	31.4%	18,429	23.6%	93,221	29.8%	56,766	21.1%
Professional	41,849	34.9%	39,682	31.7%	120,693	34.0%	97,258	27.6%

Total	$249,992	33.7%	228,951	33.2%	$749,881	33.7%	629,136	31.8%

Automotive gross profit increased $5.8 million for the quarter and $60.9 million for the nine months compared to the same periods last year.  The decline in gross profit percentage for the three and nine months compared to prior year periods was primarily due to a price reduction on sales to Toyota, assembly line changes for preparation of new products, changes in product mix, including the expiration of a high margin system for the Jeep Grand Cherokee in the current period, and an increase in warranty costs.  Lower gross profit margins were slightly offset with lower material costs.

Consumer gross profit increased $13.1 million for the quarter and $36.5 million for the nine months compared to the same periods last year.  For the three and nine months, the gross profit margin improvement is primarily due to higher margins on the successful JBL OnStage and OnTour multimedia products.  Gross margins were negatively impacted at Specialty Group in the prior year due to restructuring costs.  Gross margin increases are slightly offset by increases in warranty and freight charges.

Professional gross profit increased $2.2 million for the quarter and $23.4 million for the nine months compared to the same periods last year.  Margins were impacted favorably in the current periods due to prior period expenses reported at AKG to exit the telecom business and expenses recorded in the prior year to consolidate our European mixing console operations and inventory write downs associated with this consolidation.  Gross profit improvements are also due to increased sales of higher margin products and the bundling of several brands in package systems for audio professionals.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.3 million for the quarter and $37.7 million for the nine months compared to same periods last year.  For the nine-month period, selling, general and administrative expenses increased due to higher research and development and higher compensation costs.  Research and development costs were $156.8 million for the nine months ended March 31, 2005 compared to $153.2 million in the same period last year.  Research and development increased due to increased spending associated with the development of new consumer products and the acquisition of QNX.  Selling expenses increased to support higher sales. Compensation costs increased to support additional headcount and the expensing of stock options.

Presented below is a summary of selling, general and administrative expenses by reporting segment:

($000s omitted)	Three months ended March 31,				Nine months ended March 31,

	2005	Percent of Net Sales	2004	Percent of Net Sales	2005	Percent of Net Sales	2004	Percent of Net Sales

SG&A Expenses:
Automotive	$92,396	17.7%	90,365	18.6%	$277,393	17.8%	258,123	19.0%
Consumer	24,266	24.2%	22,765	29.1%	73,352	23.4%	71,627	26.6%
Professional	32,067	26.8%	38,934	31.1%	94,024	26.5%	101,898	28.9%
Other	12,506	---	8,905	---	54,918	---	30,334	---

Total	$161,235	21.7%	160,969	23.3%	$499,687	22.5%	461,982	23.3%

Automotive selling, general and administrative expenses for the quarter ended March 31, 2005 increased $2.0 million compared to the same period last year.  These expenses primarily increased due to higher selling expenses to support higher sales offset with lower research and development costs.  Automotive selling, general and administrative expenses for the nine months ended March 31, 2005 increased $19.3 million compared to the same period last year.  These expenses increased due to higher selling and compensation expenses to support higher sales and due to the acquisition of QNX.

Consumer selling, general and administrative expenses for the quarter ended March 31, 2005 increased slightly by $1.5 million compared to the same period last year.  Higher research and development expenses contributed to the increase in the current period.  The increase is primarily attributed to the development of Advanced Technology Engineering Group, which is responsible for developing new consumer products.  Consumer selling, general and administrative expenses for the nine months ended March 31, 2005 increased $1.7 million compared to the same period last year primarily due to an increase in research and development expenses due to the development of the Advanced Technology Engineering Group to support new product development.

Professional selling, general and administrative expenses decreased $6.9 million for the quarter and $7.9 million for the nine month period ending March 31, 2005 compared to the same periods last year. For the three and nine months ended March 31, 2005, these expenses decreased primarily due to prior period expenses reported at AKG to exit the telecom business and expenses recorded in the prior year periods to consolidate our European mixing console operations.

Other general and administrative expenses for the three and nine months ended March 31, 2005 increased $3.6 million and $24.6 million, respectively, compared to the same periods last year.  For the nine-month period, these expenses increased due to a $6 million loss on a swap contract related to the termination of an operating lease, a $6 million reserve for unasserted claims and higher stock option expense of $11 million.  Additional compensation expense associated with increased corporate headcount also contributed to higher corporate general and administrative expenses.

Operating Income

Operating income for the quarter ended March 31, 2005 was $88.8 million, or 12.0 percent of sales compared to $68.0 million, or 9.8 percent of sales in the same period last year.  The increase in operating margin for the quarter was primarily the result of improvements in Consumer and Professional segments due to restructuring actions taken in the prior year.  Operating income for the nine months ended March 31, 2005 was $250.2 million, or 11.3 percent of sales compared to $167.2 million, or 8.4 percent of sales in the same period last year.  Higher margins resulted from costs included in the prior year associated with our decision to exit the telecom business at AKG, the consolidation of our European mixing console operations and the reorganization of the Consumer Specialty Group.

Interest Expense

Interest expense was $2.3 million for the quarter ended March 31, 2005 compared to $4.4 million in the same quarter last year.  For the nine months ended March 31, 2005, interest expense was $8.3 million compared to $13.8 million in the same period last year.  Interest expense decreased primarily due to the decrease in weighted average borrowings, partially offset by higher weighted average interest rates.  Weighted average borrowings outstanding were $327.7 million for the quarter ended March 31, 2005 and $357.9 million for the nine months ended March 31, 2005, compared to $451.6 million and $460.6 million, respectively, for the same periods in the prior year.  In September 2004, we repurchased and retired $50 million of our 7.125 percent senior notes.  The weighted average borrowings exclude the average fair value of the interest rate swaps of $9.0 million and $13.7 million for the quarter and nine months ended March 31, 2005, respectively, and average swap values of $24.0 million and $25.1 million for the three and nine months ended March 31, 2004, respectively.

The weighted average interest rate on borrowings was 5.1 percent for the quarter ended March 31, 2005 and 5.0 percent for the nine months ended March 31, 2005.  The weighted average interest rates for the comparable periods in the prior year was 3.9 percent and 4.0 percent, respectively.  The weighted average interest rates increased since, after giving effect to existing interest rate swap contracts, a majority of our outstanding debt is based on floating rates and interest rates increased over the prior year periods.

Miscellaneous Expenses

Miscellaneous, net expenses were $0.3 million for the quarter ended March 31, 2005 and $4.5 million for the nine months ended March 31, 2005 compared to $0.5 million and $2.4 million, respectively, in the same periods last year.  For the nine months ended March 31, 2005, miscellaneous expenses includes $1.0 million for charitable contributions and $3.0 million for redemption premiums, net of gain on the termination of interest swap contracts in connection with the repurchase of $50 million of our outstanding senior notes.  Miscellaneous expenses also include bank charges and fees.

Income Taxes

Income tax expense for the quarter ended March 31, 2005, was $22.6 million, compared to $19.4 million for the same period last year.  For the nine months ended March 31, 2005, we reported income tax expense of $74.8 million compared with income tax expense of $46.1 million for the same period last year.

The effective tax rate for the quarter ended March 31, 2005 was 26.3 percent, compared to 30.8 percent in the prior year period.  The effective tax rate for the nine months ended March 31, 2005 was 31.5 percent compared to 30.5 percent in the same period last year.  For the three months ended March 31, 2005, the effective tax rate is lower in the current period due to a reduction in tax reserves for uncertain positions.  We currently expect the tax rate for the full fiscal year 2005 to be approximately 30.0 percent, subject to Joint Committee approval of the tax refund negotiated in connection with our audit settlement with the IRS Appeals division.

During the quarter ended March 31, 2005 we changed our method of accounting for reporting changes in interim periods to liabilities resulting from changes in judgments or settlements related to uncertain tax positions.    We had previously accounted for such changes in judgments and settlements as adjustments to the estimated annual effective rate.    We are changing our method to account for such changes in judgments and settlements as a discrete item in the interim period of the change.  This discrete method recognizes the effect of any change in reserve only in the quarter of the change.  The newly adopted accounting method is preferable in the circumstances because it better reflects our consolidated financial position and operations at the time of the change in uncertain tax positions.  As a result of the change in method, income tax expense decreased $2.4 million for the quarter ended March 31, 2005.  If we had used the discrete method during the quarter ended March 31, 2004, income tax expense would have increased and net income would have decreased by $2.4 million.

Financial Condition

Liquidity and Capital Resources

We primarily finance our working capital requirements through cash generated by operations and trade credit.  We also have the ability to borrow as needed.  Cash and cash equivalents and investments were $289.3 million at March 31, 2005 compared to $377.7 million at June 30, 2004.  During the nine months ended March 31, 2005 we had substantial cash payments including $139 million for the acquisition of QNX, net of cash acquired, approximately $90 million for taxes paid in Germany, $50 million for the purchase of our outstanding senior notes, $50.3 million for the repurchase of 535,500 shares of common stock and $28 million for fixed assets purchased from the lessor under operating leases.

We anticipate additional tax payments of approximately $18 million over the next three months.  We have reinitiated our share repurchase program.  In addition, our Board of Directors has authorized the repurchase of up to an additional $225 million of our senior notes.  We have repurchased $50 million of these notes through March 31, 2005.

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

Operating Activities

For the nine months ended March 31, 2005, cash flows from operations were $232.2 million compared to $310.4 million in the same period last year.  The decrease was primarily due to a decrease in accounts payable and taxes payable related to a significant tax payment in Germany.  Higher inventory balances were partially offset by lower accounts receivable.

Net working capital, excluding cash, cash equivalents, investments and short-term debt, at March 31, 2005 was $226.2 million, compared with $171.3 million at June 30, 2004.  The increase of $54.9 million from June 30, 2004 to March 31, 2005 was primarily due to an increase of inventory to support new infotainment platforms being introduced in the fourth quarter of fiscal 2005.

Investing Activities

Capital expenditures for the nine months ended March 31, 2005 were $107.1million compared to $95.9 million for the same period last year.  The increase is primarily due to higher expenditures for customer tooling and other manufacturing equipment at our businesses supplying automotive customers.  During the first half of the fiscal year, we paid $28.4 million for fixed assets purchased from operating leases.

Financing Activities

Our long-term debt at March 31, 2005, consisted primarily of $171 million principal amount of 7.125 percent senior notes due February 15, 2007, and $140 million principal amount of 7.32 percent senior notes due July 1, 2007.  In fiscal 2004, we purchased and retired $79 million of our 7.125 percent senior notes, reducing the outstanding principal amount from $300 million to $221 million.  In fiscal 2004, we purchased and retired $10 million of our 7.32 percent senior notes, reducing the outstanding principal amount from $150 million to $140 million.  During fiscal 2005, we purchased and retired $50 million of our 7.125 percent senior notes, reducing the outstanding principal amount from $221 million to $171 million.

We are a party to a $150 million multi-currency revolving credit facility with a group of eight banks.  This facility expires on August 14, 2005.  We anticipate replacing this facility prior to its expiration.  At March 31, 2005 we had no borrowings and outstanding letters of credit of $20million under this facility.  Unused availability under the revolving credit facility was $130million at March 31, 2005.    The interest rates under the revolving credit facility float with base rates.  We also had mortgages, capital leases and other long-term debt of $12.4 million at March 31, 2005.

Our long-term debt agreements contain covenants that, among other things, limit our ability to incur additional indebtedness, restrict subsidiary dividends and distributions, limit our ability to encumber certain assets and restrict our ability to issue capital stock of our subsidiaries.  The most restrictive provisions limit the amount of dividend payments and share repurchases we can make.  At March 31, 2005, we were in compliance with the terms of our long-term debt agreements.

Equity

Total shareholders’ equity at March 31, 2005 was $1.073 billion compared with $875.0 million at June 30, 2004.  The increase is primarily due to net income of $162.6 million and positive foreign currency translation of $42.8 million.  We repurchased 535,500 shares of common stock in the nine months ended March 31, 2005.  Since the share repurchase program began in 1998, the Board of Directors has authorized the repurchase up to 16 million shares.  From the inception of the share repurchase program through March 31, 2005, we have acquired and placed in treasury 13,317,082 shares of our common stock at a total cost of $222.2 million.  Future share repurchases are expected to be funded with cash generated by operations.

Business Outlook

We achieved record net sales and earnings for the three and nine months ended March 31, 2005.  For the full fiscal year ending June 30, 2005, we currently believe our net sales will be approximately $3.0 billion and earnings per share will be approximately $3.20 per share.  The earnings per share of $3.20 would represent a 41 percent increase over our $2.27 earnings per share in fiscal 2004.  Assuming no significant changes in economic circumstances or currency exchange rates, we presently expect earnings per share of approximately $3.75 in fiscal 2006, which would represent a 17 percent increase over expected earnings of $3.20 in fiscal 2005.

In November 2004, we acquired QNX.  See Note 13 "Acquisitions" to our consolidated financial statements included in Item 1 of this report for further details regarding this acquisition.  Our acquisition of QNX is expected to reduce our earnings per share by approximately $0.04 per quarter for the next two to three years.  Thereafter, we believe that cost reductions will be made possible by fully integrating QNX operating systems with the basic framework and applications of our infotainment systems.

We believe our future revenue and earnings growth will be primarily due to continuing market acceptance of our infotainment systems for automotive customers and improvements in sales and operations in our Consumer and Professional segments.  We believe that as our competitors begin to increase sales of their infotainment systems in the automotive markets, we are uniquely positioned to continue to increase revenue and earnings as automotive customers install these systems in a greater number of automobile platforms.

Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and 21E of the Exchange Act.  You should not place undue reliance on these statements.  Forward-looking statements include information concerning possible or assumed future results of operations, capital expenditures, the outcome of pending legal proceedings and claims, including environmental matters, goals and objectives for future operations, including descriptions of our business strategies and purchase commitments from customers.  These statements are typically identified by words such as “believe”, “anticipate”, “expect”, “plan”, “intend”, “estimate”, and similar expressions.  We base these statements on assumptions that we have made in light of our industry experience, as well as our perception of historical trends, current market and economic conditions, current and future currency exchange rates, expected future developments and other factors that we believe are appropriate under the circumstances.  As you read and consider the information in this report, you should understand that these statements are not guarantees of performance or results.  In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this report will in fact transpire.

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial condition or results of operations and the trading price of our common stock may decline due to any of these risks.

Risk Factors

Factors that may cause fluctuations in our operating results include, but are not limited to, the following:

•	automobile industry sales and production rates and the willingness of automobile purchasers to pay for the option of a premium branded audio system and/or a multi-functional infotainment system;

•	changes in consumer confidence and spending;

•	fluctuations in currency exchange rates and other risks inherent in international trade and business transactions;

•	the ability to satisfy contract performance criteria, including technical specifications and due dates;

•	the loss of one or more significant customers, including our automotive manufacturer customers;

•	competition in the automotive, consumer or professional markets in which we operate;

•	model-year changeovers in the automotive industry;

•	changes in general economic conditions and specific market conditions;

•	our ability to enforce or defend our ownership and use of intellectual property;

•	our ability to effectively integrate QNX with our other operations and to generate the anticipated cost savings from this acquisition;

•	strikes, work stoppages and labor negotiations at one or more of our facilities or at a facility of one of our significant customers or work stoppages at a common carrier or a dock/shipping port;

•	the outcome of pending or future litigation and administrative claims, including patent and environmental matters; and

•	world political stability.

We are also subject to various risks including dependence on key customers.  For the nine months ended March 31, 2005, sales to DaimlerChrysler, BMW and Audi/Volkswagen accounted for 27 percent, 11 percent and 8 percent respectively, of our total consolidated sales.  Accounts receivable due from DaimlerChrysler, BMW and Audi/Volkswagen accounted for 21 percent, 8 percent, and 10 percent respectively, of total consolidated accounts receivable at March 31, 2005.  In the same period last year, sales to DaimlerChrysler, BMW and Audi/Volkswagen accounted for 29 percent, 13 percent and 3 percent respectively, of total consolidated sales.  Accounts receivable due from DaimlerChrysler, BMW and Audi/Volkswagen accounted for 24 percent, 9 percent and 4 percent, respectively, of total consolidated accounts receivable at March 31, 2004.

We anticipate that DaimlerChrysler, BMW and Audi/Volkswagen will continue to account for a significant portion of our sales and receivables for the foreseeable future.  These customers are not obligated to any long-term purchase of our products.  The loss of sales to DaimlerChrysler, BMW or Audi/ Volkswagen would have a material adverse effect on our consolidated sales, earnings and financial position.

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

Interest Rate Sensitivity/Risk

We use interest rate swap agreements to effectively convert the interest rates on a majority of our borrowings from fixed rates to variable rates.  Including the effect of the swap agreements, a nominal amount of our borrowings were on a fixed rate basis as of March 31, 2005; the balance is subject to changes in U.S. short-term interest rates.

In conjunction with our debt repurchase program, we unwound $10 million of the swap contract covering our 7.32 percent senior notes in fiscal 2004 and $30 million of the swap contract covering 7.125 percent senior notes in fiscal 2005.  Currently, all but $1.6 million of our outstanding senior notes are covered by floating-rate swap agreements.

To assess exposure to interest rate changes, we prepared a sensitivity analysis assuming a hypothetical 100 basis point change in interest rates across all maturities.  Our analysis indicates that such changes in interest rates would not have a material impact on fiscal 2005 net income, based on our outstanding debt and investment balances at March 31, 2005.  Based on March 31, 2004 positions, the effect on fiscal 2004 net income of such an increase or decrease in interest rates was also not material.

We are subject to counterparty risk under the interest rate swap contracts described above.  We may be exposed to losses in the event of non-performance by counterparties.  We do not, however, anticipate any such nonperformance.

Foreign Currency Risk

Our business is subject to market risks arising from changes in foreign currency exchange rates, principally the change in the value of the Euro versus the U.S. dollar.  We maintain significant operations in Germany, the United Kingdom, France, Austria, Hungary, Mexico, China and Sweden.  As a result, we have exposure to foreign currency gains and losses.  A portion of our foreign currency exposure is hedged by incurring liabilities, including loans, denominated in the local currency where subsidiaries are located.  Our subsidiaries purchase products and raw materials in various currencies.  As a result, we may be exposed to cost changes relative to local currencies in the markets that we sell our products.  To mitigate such risks, we enter into foreign exchange contracts and other hedging activities.  Also, foreign currency positions are partially offsetting and are netted against one another to reduce exposure.

The effect of changes in currency exchange rates, principally the change in the value of the Euro compared to the U.S. dollar, has an impact on our reported results when the financial statements of foreign subsidiaries are translated into U.S. dollars.  Since June 30, 2004 (the end of our prior fiscal year), the Euro has increased approximately 6 percent when compared to the U.S. dollar.  Over half of our sales are now denominated in Euros.  For the quarter ended March 31, 2005, currency fluctuations contributed approximately $23 million to the increase in sales and $4 million to the increase in pre-tax earnings. For the nine months ended March 31, 2005, currency fluctuations contributed approximately $106 million to the increase in sales and approximately $17 million to the increase in pre-tax earnings.

To assess exposure to changes in currency exchange rates, we prepared an analysis assuming a hypothetical 10 percent change in currency exchange rates across all currencies used by our subsidiaries.  This analysis indicated that a 10 percent increase or decrease in exchange rates would have increased or decreased income before income taxes by approximately $24 million for the nine months ended March 31, 2005.

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

Part II:   OTHER INFORMATION

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our repurchases of common stock for each fiscal month in the third quarter of fiscal 2005:

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2005 through January 31, 2005	---	---	---	3,213,418
February 1, 2005 through February 28, 2005	---	---	---	3,213,418
March 1, 2005 through March 31, 2005	530,500	$93.66	530,500	2,682,918

	530,500	$93.66	530,500	2,682,918	(2)

(1)	The repurchase of 530,500 shares was made pursuant to the Board authorized share repurchase program.
(2)

Our share repurchase program was first publicly announced on June 16, 1998.  On June 11, 2003, we publicly announced that our Board of Directors had approved the repurchase of up to one million additional shares of common stock, increasing the authorization to repurchase up to 8 million shares in the aggregate.  In November 2003, we declared a two-for-one stock split thereby increasing the authorization to repurchase shares to 16 million in the aggregate.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K

	18.1	KPMG – Preferability Letter

	31.1	Certification of Sidney Harman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Bernard A. Girod pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.3	Certification of Frank Meredith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Sidney Harman, Bernard A. Girod and Frank Meredith, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, Harman International Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harman International Industries, Incorporated

(Registrant)

Date: May 10, 2005	By: /s/ Bernard A. Girod

Bernard A. Girod Vice Chairman and Chief Executive Officer

Date: May 10, 2005	By: /s/ Frank Meredith

Frank Meredith Executive Vice President, Chief Operating Officer, Chief Financial Officer and Secretary