Form 10-K
period 2005-06-30
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2005-09-07
CIK 800459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM  10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2005

Commission File Number 1-9764
Harman International Industries, Incorporated
(Exact name of registrant as specified in its charter)
Delaware	11-2534306
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1101 Pennsylvania Ave., N.W., Suite 1010, Washington, D.C.	20004
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (202) 393-1101
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
              [X] Yes                [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
              [X] Yes                [   ] No

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2004 was $7,872,603,508.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 65,931,978 shares of common stock, par value $.01 per share, as of August 31, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the 2005 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

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

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. For additional information regarding certain factors that may cause our actual results to differ from those expected or anticipated, see the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” in Item 7 of Part II of this report.

TABLE OF CONTENTS

			Page
			No.

Part I
Item	1	Business	3
Item	2	Properties	11
Item	3	Legal Proceedings	12
Item	4	Submission of Matters to a Vote of Security Holders and Executive Officers of the Registrant	12
Part II
Item	5	Market for Registrant’s Common Equity and Related Stockholder Matters	13
Item	6	Selected Financial Data	14
Item	7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item	7A	Quantitative and Qualitative Disclosures About Market Risk	30
Item	8	Financial Statements and Supplementary Data	33
Item	9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	62
Item	9A	Controls and Procedures	62

Part III
Item	10	Directors and Executive Officers of the Registrant	63
Item	11	Executive Compensation	63
Item	12	Security Ownership of Certain Beneficial Owners and Management	63
Item	13	Certain Relationships and Related Transactions	64
Item	14	Principal Accountant Fees and Services	64

Part IV
Item	15	Exhibits and Financial Statement Schedules	64
		Signatures	67

References to “Harman International,” the “Company,” “we,” “us” and “our” in this Form 10-K refer to Harman International Industries, Incorporated and its subsidiaries unless the context requires otherwise.

JBL®Infinity®Harman/Kardon®Lexicon®Mark Levinson®Revel®Crown®Becker®Soundcraft®Spirit®DigiTech®AKG®Studer®BSS®dbx®and Drive + PlayTM are trademarks or servicemarks of Harman International.

Part I

Item 1.  Business

Harman International Industries, Incorporated is a Delaware corporation incorporated in 1980.

We believe we are a worldwide leader in the development, manufacture and marketing of high-quality, high fidelity audio products and electronic systems. We have developed, both internally and through a series of strategic acquisitions, a broad range of product offerings sold under renowned brand names in our principal markets. We believe that we are a leader in digitally integrated Infotainment Systems for the automotive industry. We believe our JBL, Infinity, Harman/Kardon, Mark Levinson and Becker brand names are well known worldwide for premium quality and performance. We have built these brands by developing our world-class engineering, manufacturing and marketing competences and have employed those resources to establish our Company as a worldwide leader in the markets we serve.

In fiscal 2005, we began reporting our business on the basis of three segments: Automotive, Consumer and Professional. In prior years, the Automotive and Consumer segments were combined and reported as Consumer Systems. The segment information in this report has been adjusted to reflect the change in our reporting segments. For additional information about these segments, see Note 13 to Consolidated Financial Statements included in Item 8 of Part II of this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of Part II of this report.

Our Automotive segment designs, manufactures and markets audio, electronic and Infotainment Systems for vehicle applications primarily to be installed as original equipment by automotive manufacturers.
Our automotive products are marketed worldwide under brand names including JBL, Infinity, Harman/Kardon, Mark Levinson, Lexicon and Becker. Through engineering and supply agreements, our premium audio systems and infotainment product offerings are sold to a number of global automotive manufacturers including DaimlerChrysler, the BMW Group, Toyota, Audi, Porsche, Land Rover, Renault, Hyundai, Kia, the PSA Group and Volvo. Our Infotainment Systems may include voice-activated telephone and climate control, navigation, rear seat entertainment, Internet access, hard disk recording, MP3 playback, Windows Media Audio playback and a high-end branded audio system.

Our Consumer segment designs, manufactures and markets audio, video and electronic systems for home, computer and multimedia applications. Our Consumer products are marketed worldwide under brand names including JBL, Infinity, Harman/Kardon, Lexicon, Logic7, Mark Levinson and Revel. Our audio, video and electronic systems are recognized throughout the world for superior sound quality and high performance. Our home audio and electronic products are offered primarily through audio/video specialty stores and retail chain stores, such as Circuit City and Best Buy in North America and MediaMarkt in Europe. Our branded audio products for personal computer and multimedia users are primarily focused on retain customers. Our multimedia products are geared towards an enhanced sound for Apple’s iPodsÒand other MP3 digital audio players and improve the appeal and capability of these products as entertainment systems.

Our Professional segment designs, manufactures and markets loudspeakers and electronics used by audio professionals in concert halls, stadiums, airports and other buildings and for recording, broadcast, cinema and music reproduction applications. We provide high-quality products to the sound reinforcement, music instrument support and broadcast and recording segments of the professional audio market.

We offer complete systems solutions for professional installations and users around the world. Our Professional brands include JBL Professional, Soundcraft, Crown, DigiTech, dbx, AKG, Lexicon, BSS and Studer.

We believe that we are uniquely equipped to provide turnkey systems solutions for professional audio applications that offer the customer improved performance, reliability, ease of installation and reduced cost. With our HiQnet networking protocol software, our Harman professional brand products can communicate and operate together.

Our results of operations depend on the sales of audio products and electronic systems in the automotive, consumer and professional markets. Our products are sold worldwide, with the largest markets being the United States and Germany.

We believe significant growth opportunities continue to exist with automotive manufacturers through higher penetration levels within existing models, increases in the number of models offering our audio, navigation and Infotainment Systems, supply agreements with additional automakers and increases in per-vehicle content through the provision of integrated Infotainment Systems with premium branded audio systems. We believe significant growth opportunities exist in the consumer electronics market as the home and multimedia technologies continue to converge. We believegrowth opportunities exist in professional markets and expect that our HiQnet system will allow us to capitalize on these opportunities as this technology simplifies the interaction of our products and provides users with an incentive to purchase complete HiQnet compatible systems.

Products

Automotive

We believe that we are a leader in developing and manufacturing high-quality, high fidelity digitally-integrated Infotainment Systems and premium branded audio systems for automobiles.

The automotive market is currently experiencing unprecedented consumer demand for information and entertainment in the car. We have developed leading technical competencies to address this demand. These competencies take the form of highly integrated Infotainment Systems that provide and manage audio, radio, video, navigation, telephone, climate control, and Internet functionalities through efficient hardware solutions and scalable software architectures. In fiscal 2005, we supplied Infotainment Systems for vehicles manufactured by Mercedes-Benz, BMW, Porsche, Audi, Renault and Land Rover. Our business objective is to maintain our leadership position in the infotainment business.

We continue to leverage our expertise in the design and manufacture of premium branded audio systems, as well as the reputation for quality associated with our JBL, Infinity, Harman/Kardon, Mark Levinson and Lexicon brand names. As a result of our well-established relationships with automobile manufacturers, our engineers are engaged early in the vehicle design process to develop systems that optimize acoustic performance and minimize weight and space requirements. Our Infinity branded car audio systems are offered by DaimlerChrysler’s Chrysler Division, Dodge and Jeep lines as well as by Mitsubishi and Hyundai/Kia (in North America). DaimlerChrysler’s Mercedes-Benz Division, the BMW Group, Land Rover, Porsche and Saab provide Harman/Kardon branded audio systems in their cars. Our premium Mark Levinson system is offered by Lexus. Rolls Royce vehicles come standard with a Lexicon branded audio system. Toyota, the PSA Group and Hyundai/Kia (in Korea) offer JBL branded audio systems.

Consumer

We manufacture loudspeakers under the JBL, Infinity, Harman/Kardon and Revel brand names for the consumer home audio market. These loudspeaker lines include models designed for two-channel stereo and multi-channel surround sound applications in the home and in a wide range of performance choices, including floorstanding, bookshelf, powered, low frequency, in-wall, wireless and all-weather as well as in styles and finishes ranging from high gloss lacquers to genuine wood veneers. The JBL and Infinity product lines also include car loudspeakers, amplifiers, subwoofers and crossover products sold in the aftermarket as well as marine speakers and headunits intended for use on boats.

We offer a broad range of consumer audio electronics under the Harman/Kardon, Mark Levinson and Lexicon brand names. Our Harman/Kardon home electronics line includes audio/video receivers featuring Logic 7, Dolby Digital and DTS surround sound processing capabilities and multi-channel amplifiers, multi-disc DVD players and CD players. We design and manufacture high-end electronics, including amplifiers, pre-amplifiers, digital signal processors, compact disc players and transports, DVD transports and surround sound processors that we market under the renowned Mark Levinson brand. We believe that we are a leader in the design and manufacture of high-quality home theater surround sound processors and amplifiers under the Lexicon name. Lexicon was a pioneer in the development of digital signal processors for the professional audio market and has successfully transferred its professional audio expertise to produce excellent consumer products.

In the multimedia market, we offer branded products such as JBL OnTour, JBL OnStage, JBL Creature and Harman/Kardon Soundsticks II. Our products add greater functionality for computers and Apple’s successful iPod as well as other MP3 players. The new Harman/Kardon Drive + Play provides full MP3 control and interface along with a highly visible display in automobiles. Music management allows for choice by artist, album, song, genre, composer and playlist. Ultimately, we believe our products will facilitate the easy transfer of music and data from the home to the car and back.

Professional

Our professional products include loudspeaker and electronics equipment that are marketed under what we believe are some of the most respected brand names in the industry, including JBL Professional, Soundcraft, Crown, Lexicon, DigiTech, AKG, BSS, dbx and Studer.

The professional market is increasingly moving to digital technology. We believe that we are a leader in this market. Our Professional segment derives value from its ability to share research and development, engineering talent and other digital resources among its business units. Soundcraft, Studer, Crown, Lexicon and Harman Music Group each have substantial digital engineering resources and work together to achieve common goals by sharing resources and technical expertise.

Our professional loudspeakers are well known for high-quality and superior sound. JBL Professional branded products includes studio monitors, loudspeaker systems, powered loudspeakers, sound reinforcement systems, cinema systems, surround sound systems and industrial loudspeakers.

Our professional electronic products are recognized for high quality and reliability. We market these products on a worldwide basis under various trade names, including Soundcraft, Crown, JBL, Lexicon, DigiTech, AKG, BSS, dbx and Studer. These products are often sold in conjunction with our professional loudspeakers.

We produce sound mixing consoles which range from automated multi-track consoles for professional recording studios to compact professional mixers for personal recording and home studios. Our consoles are sold to four main market areas: sound reinforcement, recording studios, broadcast studios and musical instrument dealers. Our mixing consoles are sold primarily under the Soundcraft and Studer brands. We produce many types of signal processing products, equalizers, and special effects devices that are used in live sound applications and in recording studios to produce sound effects and refine final mixes. These products are sold under the Lexicon, DigiTech, dbx and BSS brand names.

We produce microphones, audio headphones, surround-sound headphones and other professional audio products, which are marketed under the AKG brand name.

We also produce professional amplifiers and powered loudspeakers under the Crown and JBL brand names. We believe the integration of loudspeakers and electronics enhances our ability to provide complete systems solutions to the professional audio market. Our other professional products include switching systems, digital audio workstations and turnkey broadcasting studio installations marketed primarily under the Studer brand name.

We introduced our HiQnet professional protocol networking system in fiscal 2005. With HiQnet we can configure, connect and control a complete professional sound system from microphone to speaker on one unified digital network. This system eliminates duplication and confusion as well as enhances our integration process. HiQnet will replace numerous networking protocols used throughout our Professional segment. Our first HiQnet systems are being installed in the Hong Kong Stadium and in the Universal Amphitheatre in Los Angeles.

Manufacturing

We believe that our manufacturing capabilities are essential to maintaining and improving product quality and performance. Other than certain Harman/Kardon electronic components, we manufacture most of the products we sell.

Our products are sold worldwide with the largest markets being Germany and the United States. As such, our primary manufacturing facilities are located in Germany with additional European production in Austria, the United Kingdom, Hungary, France, Switzerland and Sweden. Significant North American production facilities are located in California, Indiana, Kentucky and Juarez, Mexico. In addition, construction is underway on a new Automotive manufacturing facility, which will be located in Washington, Missouri. In addition, we have a manufacturing facility in China.

The new Washington, Missouri manufacturing plant responds to the increasing demand for automotive Infotainment Systems in the United States. In June 2004 and June 2005, we announced new awards from the Chrysler Corporation for two tiers of Infotainment Systems that will be used across a wide range of Chrysler vehicles. These two systems will launch in the beginning of fiscal 2007 and fiscal 2008, respectively. During fiscal 2005, we also announced new awards from Hyundai, Porsche, Audi and Harley-Davidson.

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

We have a strong manufacturing presence in Europe. We manufacture Infotainment Systems, car radios, navigation systems, amplifiers and other electronics, primarily in Germany, for automotive customers. We produce loudspeakers and amplifiers in the United Kingdom, Germany, Sweden, France and Hungary. European professional electronics manufacturing includes mixing consoles in the United Kingdom and Switzerland, professional recording and broadcast equipment in Switzerland and microphones and headphones in Austria. In Asia, we have a manufacturing facility in China that produces loudspeakers and other electronic products primarily for our consumer multimedia business. We also have engineering and design facilities in the United States, Germany, Austria, Korea and Japan.

At our principal North American manufacturing facility in Northridge, California, we manufacture automotive, home and professional loudspeakers and audio electronics for vehicle, home and professional applications. We manufacture loudspeakers and electronics and assemble sound systems for the automotive market in Indiana, Kentucky and Mexico and we manufacture professional electronics products in Utah and Indiana.

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

Trademarks and Patents

We market our products under numerous brand names that are protected by both pending and registered trademarks around the world. Our brands include JBL, Infinity, Harman/Kardon, Lexicon, Mark Levinson, Revel, Crown, Becker, Soundcraft, Spirit, DigiTech, AKG, Studer, BSS and dbx. Our trademark registrations cover use of trademark rights in connection with various products, such as loudspeakers, speaker systems, speaker system components and other electrical and electronic devices. We have registered or taken other protective measures for many of these trademarks in substantially all major industrialized countries. As of June 30, 2005 we had approximately 456 pending and 1,928 issued trademark registrations around the world. As of June 30, 2005, we also had approximately 1,892 pending and 1,245 issued United States and foreign patents covering various audio and infotainment products.

Seasonality

We experience seasonal fluctuations in sales and earnings. Historically, the first fiscal quarter is generally the weakest due to automotive model year changeovers and the summer holidays in Europe. Our sales and earnings may also vary due to customer acceptance of our products, product offerings by our competitors and general economic conditions.

Customers/Industry Concentration

Sales to DaimlerChrysler and BMW accounted for 26 percent and 11 percent of our consolidated net sales for the fiscal year ended June 30, 2005. Accounts receivable due from DaimlerChrysler and BMW accounted for 22 percent and 8 percent of total consolidated accounts receivable at June 30, 2005.

We anticipate that DaimlerChrysler and BMW will continue to account for a significant portion of our sales and receivables for the foreseeable future. These automotive customers are not obligated to any long-term purchase of our products.

The loss of sales to DaimlerChrysler or BMW would have a material adverse effect on our consolidated net sales, earnings and financial position. For the fiscal year ended June 30, 2005, approximately 64 percent of our sales were to automobile manufacturers.

Backlog Orders

Because our practice is to manufacture automotive products and systems on a just-in-time basis and maintain sufficient inventories of finished goods to fill orders promptly, we do not consider the level of backlog to be an important index of our future performance. Our order backlog was approximately $18.1 million at June 30, 2005. We expect to deliver these products within the next twelve months. Our backlog was $28.7 million at June 30, 2004.

Warranty Liabilities

We warrant our products to be free from defects in materials and workmanship for periods ranging from 90 days to five years from the date of purchase, depending on the product. The warranty is a limited warranty, and it imposes certain shipping costs on the customer and excludes deficiencies in appearance except for those evident when the product is delivered. Depending on the type of product, warranty may be fulfilled by scrapping in the field, repair by dealer or service center, or by an advance replacement system under which customer products are returned to our own facilities for repair. Estimated warranty liabilities are based upon past experience with similar types of products, the technological sophistication of certain products and the historical incidence of known failure rates for specific production periods. We take these factors into consideration when assessing the adequacy of our warranty provision for periods still open to claim.

Competition

The audio industry is fragmented and competitive and includes numerous manufacturers offering audio products that vary widely in price, quality and distribution methods. Consumer home, computer, multimedia and automotive aftermarket products are offered through audio specialty stores, discount stores, department stores, mail order firms and Internet merchants. Automotive and computer manufacturers also offer branded audio products as options. Music instrument retailers, professional audio dealers, contractors and installers offer professional products and customers can also purchase these products on a contract bid basis. We concentrate primarily on the higher-quality, higher-priced segments of the audio market and compete based upon the strength of our brand names, the quality of our products, our ability to provide integrated systems and our comprehensive marketing, engineering and manufacturing resources.

In the automotive audio market, we compete against Bose, Pioneer ASK, Foster Electric and Panasonic in the sale of audio systems to automotive manufacturers and Alpine, Bosch, Panasonic, Siemens VDO, Delphi, Aisin Seiki and Denso in the sale of electronics and Infotainment Systems to automotive manufacturers. We compete based upon the strength of our brand names and the quality of our products.

We believe our competitive position is enhanced by our technical expertise in designing and integrating acoustics, navigation, speech recognition and human-machine interfaces into complete Infotainment Systems uniquely adapted to the specific requirements of each automobile model.

We believe that we currently have a significant share of the consumer market for loudspeakers, primarily as a result of the strength of our brand names and our technology. We believe JBL and Infinity are two of the most recognized loudspeaker brands in the world. By developing our high-end loudspeaker brand, Revel, over the past several years, we have extended our market position. Our principal competitors in the consumer loudspeaker market include Bose, Klipsch, Polk Audio, B&W, Boston Acoustics, KEF and Paradigm.

Competition in the consumer home electronics market remains intense, dominated by large Asian manufacturers. This market is characterized by the short life cycle of products and a need for continuous design and development efforts. Our competitive strategy is to compete in the higher-quality segments of this market and to continue to emphasize our ability to provide system solutions to customers, including a combination of loudspeakers and electronics products and integrated surround sound and home theater systems. Our principal electronic competitors include Yamaha, Sony, Denon, Onkyo, Pioneer and Marantz. We also compete in the luxury consumer electronics market with our Mark Levinson and Lexicon brands. Our principal competitors in this high-end market include Krell, McIntosh, Audio Research, Meridian, Linn and Accuphase.

In the multimedia market, we supply the Apple store and other retail chains with JBL and Harman Kardon speaker systems that serve Apple’s successful iPod as well as other MP3 players. Our principal competitors include Bose and Altec Lansing. We offer Harman/Kardon, JBL and Infinity brands to personal computer retail audio outlets. Our principal competitors are Creative Labs, Altec Lansing, LabTec/Logitich, Klipsch and Cyber Acoustics. Additionally, Harman/Kardon audio systems are built into certain Toshiba laptops. The new Harman/Kardon Drive + Play provides full MP3 control and interface for Apple’s iPod for the car along with a highly visible display. Our principal competitor in the MP3 accessory market is Alpine. This market is highly competitive and characterized by low prices and frequent product changes.

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

Research and Development

Expenditures for research and development were $222.6 million, $216.9 million and $143.1 million for the fiscal years ending June 30, 2005, 2004 and 2003, respectively.

Number of Employees

At June 30, 2005, we had 10,845 full-time employees, including 4,870 employees located in North America and 5,975 located outside of North America.

Web Site Information

Our Internet site is www.harman.com. Through our Internet site we make available, free of charge, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and reports by our directors, executive officers and certain significant shareholders filed pursuant to Section 16 of the Securities Exchange Act of 1934, as soon as reasonably practicable after those reports are filed or furnished with the Securities and Exchange Commission (“SEC”). In addition, our Corporate Governance Guidelines, Ethics Code and charters for three committees of our Board of Directors are available on our website. The information on our website is not incorporated by reference into this report. In addition, the SEC maintains a website, www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 2.  Properties

Our corporate headquarters are located at 1101 Pennsylvania Avenue, Washington, D.C. 20004.

Our principal manufacturing facilities are located in Germany, California, Indiana, Utah, Kentucky, the United Kingdom, Switzerland, Mexico, Hungary, France, Austria and China. Certain information regarding our principal facilities are described in the table below.

Location	Segment	Size (Sq. Ft.)	Owned or leased	Percentage utilization

Northridge, California	Automotive Consumer Professional	589,000	Leased	96%

Ittersbach, Germany	Automotive	561,000	Owned	100%

Straubing, Germany	Automotive	235,000	Owned	100%

Worth-Schaitt, Germany	Automotive	204,000	Owned	100%

Chateau du Loir, France	Automotive Consumer	221,000	Owned	90%

Elkhart, Indiana	Professional	223,000	Owned	86%

Rancho Cucamonga, California	Professional	212,000	Leased	100%

Martinsville, Indiana	Automotive	206,000	Owned	100%

Tijuana, Mexico	Consumer	198,000	Leased	98%

Vienna, Austria	Professional	193,000	Leased	100%

Potters Bar, UK	Professional	160,000	Leased	100%

Franklin, Kentucky	Automotive	152,000	Owned	100%

Bridgend, UK	Automotive	125,000	Leased	100%

Szekesfehervar, Hungary	Automotive	117,000	Owned	100%

Regensdorf, Switzerland	Professional	108,000	Leased	100%

Juarez, Mexico	Automotive	105,000	Leased	80%

Sandy, Utah	Professional	100,000	Leased	100%

Jiangsu Province, China	Consumer	76,000	Leased	100%

We also own or lease other facilities which are not considered principal properties. We believe that our facilities meet current capacity requirements and that suitable additional or substitute facilities will be available, if required.

Item 3.  Legal Proceedings

We are involved in a number of legal actions. The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders and Executive Officers of the Registrant

Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

Executive officers are elected annually by our Board of Directors and hold office at the pleasure of the Board until the next annual election of officers or until their successors are elected and qualified. Each of our executive officers is identified below together with information about each officer’s age, position and employment history for the last five years. There are no family relationships between executive officers.

Name	Position	Age

Sidney Harman	Executive Chairman of the Board	87
Bernard A. Girod	Vice Chairman of the Board, Chief Executive Officer and Director	63
Erich A. Geiger	Executive Vice President and Chief Technology Officer	58
Frank Meredith	Executive Vice President, Chief Operating Officer, Secretary and Director	48
Kevin L. Brown	Vice President, Chief Financial Officer and Assistant Secretary	45
William S. Palin	Vice President – Controller	63
Sandra B. Robinson	Vice President – Financial Operations and Chief Accounting Officer	46
Edwin C. Summers	Vice President, General Counsel and Assistant Secretary	58
Floyd E. Toole	Vice President – Acoustics	67

Sidney Harman has been Executive Chairman of the Board since July 2000 and served as Chairman of the Board and as a director of our company since 1980. Dr. Harman also served as our Chief Executive Officer from 1980 to 1998.

Bernard A. Girod joined our company in 1986. Mr. Girod has been Vice Chairman of the Board since July 2000, Chief Executive Officer since 1998 and a director of our Company since 1993. Mr. Girod also served as President from 1994 to 1998, Chief Operating Officer from 1993 to 1998, Secretary from 1992 to 1998 and Chief Financial Officer from 1986 to 1995 and from 1996 to 1997.

Erich A. Geiger joined our company in 1996 as Managing Director of Harman/Becker GmbH. He was named Chief Technology Officer of Harman International in 2003. In 2004, Mr. Geiger was named Executive Vice President and Chief Technology Officer of Harman International and Executive Chairman of Harman/Becker Automotive Systems.

Frank Meredith joined our company in July 1985. He was named Chief Operating Officer and a director in 2005. He has been an Executive Vice President of our company since July 2000, Secretary since November 1998, and served as our Chief Financial Officer from February 1997 to July 2005. Mr. Meredith also served as General Counsel of our company from 1993 to 1997.

Kevin L. Brown joined our company in August 2003 as the Chief Financial Officer of Harman/Becker Automotive Systems. He became Vice President and Chief Financial Officer of Harman International in July 2005. Prior to joining our company, Mr. Brown served as Senior Vice President and Chief Financial Officer of Donnelly Corporation, an automotive parts supplier, from April 2001 to March 2003. From 1985 until March 2001, Mr. Brown served in various finance positions at Ford Motor Company.

William S. Palin has served as Vice President - Controller of our company since March 1994.

Sandra B. Robinson has been employed with our company since 1984 and has served as Vice President - Financial Operations since November 1992. She became Chief Accounting Officer in July 2005.

Edwin C. Summers has been employed with our company as Vice President, General Counsel and Assistant Secretary since July 1998.

Floyd E. Toole has been employed with our company as Vice President - Acoustics since November 1991.

Part II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Our Common Stock is listed on the New York Stock Exchange and is reported on the New York Stock Exchange Composite Tape under the symbol HAR. As of August 31, 2005, there were approximately 154 record holders of our Common Stock.

The table below sets forth the reported high and low sales prices at the market close for our Common Stock, as reported on the New York Stock Exchange, for each quarterly period for fiscal years ended June 30, 2005 and 2004.

	Fiscal 2005		Fiscal 2004

Market Price	High	Low	High	Low

First quarter ended September 30	$107.750	77.970	50.505	39.320
Second quarter ended December 31	130.720	103.470	74.250	50.995
Third quarter ended March 31	128.150	84.450	80.150	68.310
Fourth quarter ended June 30	91.140	70.250	91.000	71.440

All dollar amounts have been adjusted to reflect the two-for-one stock split in November 2003.

We paid cash dividends during fiscal years 2005 and 2004 of $.05 per share, with a dividend of $.0125 per share paid in each of the four quarters, adjusted for the stock split in November 2003.

The following table sets forth our repurchases of Common Stock for each month in the fourth quarter of fiscal 2005:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

April 1, 2005 - April 30, 2005	396,400	$85.65	396,400	2,286,518
May 1, 2005 - May 31, 2005	56,000	76.20	56,000	2,230,518
June 1, 2005 - June 30, 2005	690,000	83.73	690,000	1,540,518

	1,142,400	84.02	1,142,400	1,540,518	(1)

(1)   Our share repurchase program was first publicly announced on June 16, 1998. In August 2005, the Board authorized the purchase of up to an additional four million shares, bringing the total authorized to 20 million shares.

Item 6.  Selected Financial Data

The following table summarizes certain selected financial data that should be read in conjunction with the consolidated financial statements and accompanying notes thereto for the fiscal year ended June 30, 2005 included in this report.

	Year Ended June 30,

(In thousands except per share data)	2005	2004	2003	2002	2001

Net sales	$3,030,889	2,711,374	2,228,519	1,826,188	1,716,547
Operating income	$350,981	254,465	166,894	103,221	71,228
Income before income taxes	$335,337	227,520	142,471	80,177	45,099
Net income	$232,848	157,883	105,428	57,513	32,364
Diluted earnings per share (a)	$3.31	2.27	1.55	0.85	0.48
Weighted average shares outstanding – diluted (a)	70,399	69,487	68,048	67,806	67,474
Total assets	$2,187,203	1,988,810	1,703,658	1,480,280	1,159,385
Total debt	$333,917	394,925	503,068	474,679	368,760
Shareholders’ equity	$1,060,948	874,996	655,785	526,629	422,942
Dividends per share (a)	$0.05	0.05	0.05	0.05	0.05

(a) Share and per share data has been adjusted to reflect the two-for-one stock splits in November 2003 and August 2000.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the information presented in other sections of this Annual Report on Form 10-K, including “Item 1. Business,” “Item 6. Selected Financial Data,” and “Item 8. Financial Statements and Supplementary Data.”  This discussion contains forward-looking statements which are based on our current expectations and industry experience, as well as our perception of historical trends, current market conditions including customer acceptance of our new products, current economic data, expected future developments and other factors that we believe are appropriate under the circumstances. These statements involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements. See “Risk Factors” below.

We begin this discussion with an overview of Harman International to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed by a discussion of our results of operations for the fiscal years ended June 30, 2005, 2004 and 2003. We also include information regarding our three reportable business segments:  Automotive, Consumer and Professional. We then discuss our financial condition at June 30, 2005 with a comparison to June 30, 2004. This section also contains information regarding our liquidity and capital resources, equity balances and contractual obligations. Finally, we provide a business outlook and disclosure regarding our risk factors.

Overview

We design, manufacture and market high-quality, high fidelity audio products and electronic systems for the automotive, consumer and professional markets. We have developed, both internally and through a series of strategic acquisitions, a broad range of product offerings sold under renowned brand names in our principal markets. Our three reportable business segments, Automotive, Consumer and Professional, are based on the end-user markets we serve.

Automotive designs, manufactures and markets audio, electronic and Infotainment Systems for vehicle applications. Our systems are shipped directly to our automotive customers for factory installation. Infotainment Systems are a combination of information and entertainment components with features including GPS navigation, traffic information, cellular phone service, wireless Internet access, security, climate control, backup camera, digital audio systems and rear seat video.

Consumer designs, manufactures and markets audio, video and electronic systems for home, computer and multimedia applications. Our multimedia products include accessories for portable electronic devices such as the iPod and other MP3 players. Consumer also makes audio and electronic systems for the automotive aftermarket and distributes these products through retail outlets.

Professional designs, manufactures and markets loudspeakers and electronic systems used by audio professionals in concert halls, stadiums, airports and other public spaces and for recording, broadcast, cinema and music reproduction applications.

Our products are sold worldwide, with the largest markets being Germany and the United States. In the United States, our primary manufacturing facilities are located in California, Indiana, Kentucky and Utah. Outside of the United States, we have significant manufacturing facilities in Germany, Austria, the United Kingdom, Mexico, Hungary, France and China. Our businesses operate using local currencies. Therefore, we are subject to currency fluctuations that are partially mitigated by the fact that we purchase raw materials and supplies locally when possible.

We experience seasonal fluctuations in sales and earnings. Our first quarter is generally the weakest due to automotive model changeovers and the summer holidays in Europe. Variations in seasonal demand among end-users may also cause operating results to vary from quarter to quarter.

We achieved record sales and earnings in fiscal 2005. Each of our three reportable segments produced better results than the prior year. During the year we strengthened our balance sheet by reducing debt and repurchasing 1.7 million shares of our common stock. We also acquired QNX Software Systems in fiscal 2005. Our discussion and analysis continues under captions that we believe are significant.

Critical Accounting Policies

The methods, estimates and judgments we use in applying our accounting policies, in conformity with generally accepted accounting principles in the United States, have a significant impact on the results we report in our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The estimates affect the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our accounting policies are more fully described in Note 1, Summary of Significant Accounting Policies, which is located in Item 8 of Part II, “Financial Statements and Supplementary Data.” However, we believe the following policies merit discussion due to their higher degree of judgment, estimation, or complexity.

Inventory Valuation

The valuation of inventory requires us to make judgments and estimates regarding excess, obsolete or damaged inventories including raw materials, finished goods and spare parts. Our determination of adequate reserves requires us to analyze the aging of inventories and the demand for spare parts and to work closely with our sales and marketing staff to determine future demand for our products. We make these evaluations on a regular basis and adjustments are made to the reserves as needed. These estimates and the methodologies that we use have an impact on our financial statements.

Allowance for Doubtful Accounts

Our products are sold to customers in many different markets and geographic locations. Methodologies for estimating bad debt reserves range from specific reserves to various percentages applied to aged receivables based on historical experience. We must make judgments and estimates regarding account receivables that may become uncollectible. These estimates affect our bad debt reserve and results of operations. We base these estimates on many factors including historical collection rates, the financial stability and size of our customers as well as the markets they serve and our analysis of accounts receivable aging. Our judgments and estimates regarding collectibility of account receivables have an impact on our financial statements.

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

Income Taxes

Deferred income tax assets or liabilities are computed based on the temporary differences between the financial statement and income tax basis of assets and liabilities using the statutory marginal income tax rate in effect for the years in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In determining the need for, and amount of, a valuation allowance, we consider our ability to carryback losses, forecast earnings and future taxable income and we consider feasible tax planning strategies. We believe the estimate of our income tax assets, liabilities and expense are “critical accounting estimates” because if the actual income tax assets, liabilities and expenses differ from our estimates the outcome could have a material impact on our results of operations.

Pre-Production and Development Costs

We incur pre-production and development costs related to Infotainment Systems that we develop for automobile manufacturers pursuant to long-term supply agreements. Portions of these costs are reimbursable under the separate agreements and are recorded as unbilled costs on our balance sheet in other current assets and other assets. We believe that the terms of our supply contracts with these automobile manufacturers reasonably assure that we will collect the reimbursable portions of these contracts. Accounting for development costs under the percentage of completion method requires us to make estimates of costs to complete projects. We review these estimates on a quarterly basis. Unforeseen cost overruns or difficulties experienced during development could cause losses on these contracts. Such losses are recorded once a determination is made that a loss will occur.

Goodwill

We perform a goodwill impairment test on an annual basis. At June 30, 2005, the goodwill balance of $345.1 million was not impaired. We made this determination based upon a valuation of our reporting units, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The valuation took into consideration various factors such as our historical performance, future discounted cash flows, performance of our competitors and overall market conditions. We cannot, however, predict the occurrence of events that might adversely affect the reported value of goodwill. These events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or a material negative change in our relationships with significant customers. Please refer to Note 4, Goodwill, to our consolidated financial statements for additional information regarding our goodwill balance and annual impairment test.

Results of Operations

Sales

Fiscal 2005 net sales were a record $3.031 billion compared to $2.711 billion in the prior year, an increase of 12 percent. Foreign currency translation contributed approximately $126 million to fiscal 2005 net sales. The growth in net sales was primarily due to higher sales of audio, electronic and Infotainment Systems to automotive customers. Strong sales of multimedia products also contributed to our net sales growth. We currently expect fiscal 2006 net sales to increase approximately 10 percent due primarily to an increase in sales of Infotainment Systems to automotive customers. We also anticipate higher net sales in our consumer and professional segments.

Net sales in fiscal 2004 increased 22 percent above the prior year. The effects of foreign currency translation contributed approximately $204 million to fiscal 2004 net sales. The increase in fiscal 2004 net sales, compared to fiscal 2003, was also driven by higher sales of audio, electronic and Infotainment Systems to automotive customers.

We present below a summary of our net sales by reporting segment:

($000s omitted)	Fiscal 2005		Fiscal 2004		Fiscal 2003

Automotive	$2,125,566	70%	1,873,047	69%	1,382,676	62%
Consumer	418,347	14%	356,611	13%	399,845	18%
Professional	486,976	16%	481,716	18%	445,998	20%

Total	$3,030,889	100%	2,711,374	100%	2,228,519	100%

Automotive  – Automotive net sales increased $253 million in fiscal 2005, or 13 percent, compared to the prior year. Foreign currency translation contributed approximately $106 million to fiscal 2005 net sales. The strong sales growth was primarily due to higher sales of Infotainment Systems to Audi for the new A6 platform. Also in Europe, net sales to Mercedes-Benz and Porsche increased over the prior year. Net sales to BMW were lower due to the prior year launch of a revised 5 Series platform, which included our Infotainment System. Our prior year shipments for the BMW 5 Series exceeded our expectations due to the inability of a competitor to meet their obligations for the program. In North America, we had higher sales of Mark Levinson digital audio systems to Lexus and increased sales of JBL branded audio systems to Toyota. Net sales to Chrysler, Hyundai and Mitsubishi were below last year.

In fiscal 2004, Automotive net sales increased $490 million over the prior year, an increase of 35 percent. The effects of foreign currency translation contributed approximately $166 million to fiscal 2004 net sales. Net sales increased primarily due to BMW’s launch of a revised 5 Series platform, which exceeded our expectations as described above. We also successfully launched our first navigation system at Chrysler for the Dodge Ram Truck. Sales of Mark Levinson digital audio systems to Lexus increased over fiscal 2003.

Consumer– Consumer net sales increased $62 million, or 17 percent, in fiscal 2005. Foreign currency translation contributed approximately $12 million to fiscal 2005 net sales. The significant sales increase was primarily due to strong sales of our multimedia products, including the JBL OnStage and OnTour, which are accessories for the Apple iPod. Sales of these products were strong in both the United States and Europe. Specialty Group net sales, which include our high-end electronics and loudspeakers for home audio systems, also increased over the prior year.

Fiscal 2004 sales were $43 million lower than the prior year. The decrease was primarily due to lower shipments of multimedia systems to a U.S. computer manufacturer due to the end of a supply agreement. Sales of high-end home electronic systems were also below the prior year due to a restructuring program that combined two facilities and reengineered certain products.

Professional  – Professional net sales in fiscal 2005 were $5 million above the prior year. The effects of foreign currency translation contributed approximately $9 million to fiscal 2005 net sales. Professional sales were adversely affected by our decision in fiscal 2004 to exit AKG’s cellular telephone microphone capsule business. Exclusive of AKG, our professional business units reported a $45 million increase in net sales, or 12 percent. The sales growth was partially due to our development of the HiQnet technology, which allows better interaction of products used by audio professionals.

In fiscal 2004, Professional net sales were $36 million higher than the previous year, an increase of eight percent. Foreign currency translation contributed approximately $19 million to the increase in fiscal 2004 net sales. Our JBL Professional, Crown and Harman Music Group business units each reported increased net sales. Higher sales were partially due to strong sales in the cinema market and a focus on selling complete system packages to audio professionals. Certain packages include our branded loudspeakers, amplifiers, mixing consoles and microphones.

Gross Profit

Gross profit margin increased 1.2 percentage points in fiscal 2005 to 34.0 percent. The increase was primarily due to substantial Consumer and Professional gross margin improvements, partially offset by lower Automotive gross profit margins. We presently expect that gross margins will improve by approximately 100 basis points in the 2006 fiscal year.

Fiscal 2004 gross margin increased 3.6 percentage points compared to fiscal 2003. The improvement was primarily due to a shift in sales to more profitable Infotainment Systems for automotive customers and increased manufacturing efficiencies at our factories.

A summary of our gross profit by reporting segment is presented below:

		Percent		Percent		Percent
	Fiscal	of net	Fiscal	of net	Fiscal	of net
($000s omitted)	2005	sales	2004	sales	2003	sales

Automotive	$738,172	34.7%	666,119	35.6%	458,376	33.2%
Consumer	125,557	30.0%	79,559	22.3%	70,862	17.7%
Professional	172,973	35.5%	147,938	30.7%	132,117	29.6%
Other/Unallocated	(5,000)	---	(5,024)	---	(10,208)	---

Total	$1,031,702	34.0%	888,592	32.8%	651,147	29.2%

Automotive  – Automotive gross profit margin decreased 0.9 percentage points in fiscal 2005. Fiscal 2005 gross profit margin was 1.5 percentage basis points higher than fiscal 2003. The decrease from 2004 to 2005 primarily relates to favorable material pricing in fiscal 2004 and our investments in new infotainment programs for automotive customers in fiscal 2005. These new programs are currently being launched or will launch in future periods. We have just begun shipping new Infotainment Systems to Mercedes-Benz for their reengineered S Class. During fiscal 2005, we made significant investments in factory buildings and equipment to meet the needs of these programs. We also began construction of a factory in Washington, Missouri that will facilitate manufacturing Infotainment Systems for new Chrysler and Harley-Davidson programs. We believe Automotive gross margins will improve in fiscal 2006 primarily due to a full year of production for the Mercedes S Class.

Gross profit margin increased 2.4 percentage points in fiscal 2004 compared to the prior year. The higher margin was realized due to a greater number of higher margin infotainment sales to European automakers and favorable material costs. We were also able to improve gross margins on audio and electronic sales to other automakers in the United States and Asia.

Consumer  – Fiscal 2005 Consumer gross profit margin improved 7.7 percentage points from a year ago. The increase is due to strong sales of higher margin multimedia products, including the JBL OnStage and OnTour that are accessories for the Apple iPod. Gross profit margin was negatively affected in the prior year due to restructuring costs at our Specialty Group. During fiscal 2004 we also closed a factory in Europe and moved production to our other manufacturing facilities.

The gross profit margin increased 4.6 percentage points in fiscal 2004 compared to fiscal 2003. During the year, we discontinued lower margin products and benefited from prior efforts to dispose of excess inventories. The closure of a factory in Europe, which occurred during the middle of the fiscal year, also contributed to the margin improvement.

Professional  – Professional gross profit margin increased 4.8 percentage points in fiscal 2005. The improvement was partially due to our decision last year to exit the lower margin cellular telephone capsule business. We also incurred significant costs in fiscal 2004 to restructure the AKG business and consolidate our European mixing console operations. Gross profit margin improved at JBL Professional, Crown and Harman Music Group due to higher sales of more profitable products and improved efficiencies at our factories manufacturing professional products.

Fiscal 2004 gross profit margin increased 1.1 percentage point compared to the prior year. The improved gross margin was primarily due to strong sales of higher margin new products at our businesses in North America and a reduction of several lower margin product lines.

Selling, General and Administrative Expenses

Fiscal 2005 selling, general and administrative expenses (“SG&A”) were 22.5 percent of net sales, a decrease of 0.9 percentage points compared to last year. The decrease primarily relates to lower research and development (“R&D”) costs, as a percentage of sales. R&D costs were $222.6 million in fiscal 2005, or 7.3 percent of net sales. In fiscal 2004, R&D costs were $216.9 million, or 8.0 percent of sales. The decrease is due to lower costs incurred for Infotainment Systems for automotive customers, partially offset by higher costs to develop consumer retail products and the acquisition of QNX Software Systems, a developer of automotive operating systems. SG&A expenses, as a percentage of sales, also decreased due to controlling general management, selling and marketing costs during the year. Stock option expense in fiscal 2005 and fiscal 2004 was $14.3 million and $10.9 million, respectively. We believe fiscal 2006 SG&A expenses will increase slightly as a percentage of sales primarily due to higher R&D costs associated with new Infotainment Systems awards from Chrysler and Audi that will begin production in fiscal years 2007 and 2008, respectively.

In fiscal 2004, SG&A expenses were 23.4 percent of net sales, which was 1.7 percentage points higher than the prior year. The increase was primarily due to higher R&D costs to support infotainment programs for automotive customers. R&D costs were also higher due to the acquisition of two engineering centers, Wavemakers and MARGI, during the first quarter of fiscal 2004. Stock option expense was $10.9 million in fiscal 2004 compared to $5.0 million in fiscal 2003.

Below is a summary of our SG&A expenses by reporting segment:

		Percent		Percent		Percent
	Fiscal	of net	Fiscal	of net	Fiscal	of net
($000s omitted)	2005	sales	2004	sales	2003	sales

Automotive	$390,095	18.4%	357,196	19.1%	245,780	17.8%
Consumer	98,842	23.6%	92,588	26.0%	92,661	23.2%
Professional	127,475	26.2%	138,046	28.7%	117,119	26.3%
Other/Unallocated	64,309	---	46,297	---	28,693	---

Total	$680,721	22.5%	634,127	23.4%	484,253	21.7%

Automotive  – R&D is the largest cost component of SG&A in the Automotive segment. These costs are incurred to develop Infotainment Systems for a growing number of automotive customer platforms. In Europe, we develop audio, electronic and Infotainment Systems for customers including Mercedes-Benz, BMW, Audi and Porsche. We also develop audio, electronic or Infotainment Systems for Chrysler, Toyota, Lexus and Hyundai in the United States and Asia. We developed a significant new Infotainment System during fiscal 2005 for the reengineered Mercedes-Benz S Class. Our R&D costs for the fiscal years ended 2005, 2004 and 2003 were $161.3 million, $167.5 million and $114.1 million, respectively.

Consumer  – The significant SG&A cost components for Consumer are selling and R&D expenses.
Selling expenses include salaries and benefits for the sales personnel, marketing costs, trade show and product literature costs. In fiscal 2005, we had a successful sales campaign in promoting the JBL OnStage and OnTour multimedia products for the Apple iPod. Selling expenses were $30.7 million, $27.9 million and $24.9 million in the fiscal years 2005, 2004 and 2003, respectively. Significant R&D costs are incurred to develop new audio, video and electronic systems for home, vehicle and multimedia applications. R&D costs for the fiscal years 2005, 2004 and 2003 were $29.9 million, $18.9 million and $18.2 million, respectively. The increase in fiscal 2005 is primarily due to an initiative to develop new consumer products that will facilitate greater mobility between home, vehicle and multimedia applications. Fiscal 2004 SG&A expense included costs to restructure our high-end home electronics business unit. The restructuring included consolidating two manufacturing facilities in the United States to a single location.

Professional  – Selling expenses are the largest component of SG&A for the Professional group. These expenses are incurred to support a broad range of branded products. Selling expenses were $47.0 million, $47.7 million and $46.6 million in the fiscal years 2005, 2004 and 2003, respectively. Professional also incurs substantial R&D costs to develop new products for audio professionals. During fiscal 2005, we developed the HiQnet protocol, which allows better interaction of products used by audio professionals. R&D costs in the fiscal years 2005, 2004 and 2003 were $31.1 million, $30.3 million and $26.1 million, respectively. Fiscal 2004 SG&A expenses were higher, as a percentage of sales, than fiscal 2005 due to costs incurred to exit the cellular telephone capsule business and consolidate two manufacturing facilities within our mixing console businesses.

Other  – Other SG&A expenses primarily include compensation, benefit and occupancy costs for corporate employees. These expenses increased in fiscal 2005 compared to the prior year due to higher headcount associated with the growth of our company. SG&A expense also include a $6.1 million loss on a swap contract related to the termination of an operating lease, a $6 million reserve for an unasserted claim and $9.1 million for corporate stock option expense.

Operating Income

Our fiscal 2005 operating income was $351.0 million, or 11.6 percent of sales. This represents an improvement of 2.2 percentage points above the prior year. The improvement in operating income was achieved by our development of new Infotainment Systems for automotive customers, the turnaround in the Consumer business and the elimination of lower margin Professional products. We currently believe fiscal 2006 operating income will improve approximately 50 basis points.

Operating income in fiscal 2004 was $254.5 million, or 9.4 percent of sales, representing a 1.9 percentage point increase over fiscal 2003. Profitability improved mainly due to the shift of a higher percentage of total company sales to automotive customers. In addition, a concerted effort to improve efficiencies at our manufacturing facilities contributed to higher operating income.

We present below a summary of our operating income by reporting segment:

		Percent		Percent		Percent
	Fiscal	of net	Fiscal	of net	Fiscal	of net
($000s omitted)	2005	sales	2004	sales	2003	sales

Automotive	$348,077	16.4%	308,923	16.5%	212,596	15.4%
Consumer	26,715	6.4%	(13,029)	(3.7%)	(21,799)	(5.5%)
Professional	45,498	9.3%	9,892	2.1%	14,998	3.4%
Other	(69,309)	---	(51,321)	---	(38,901)	---

Total	$350,981	11.6%	254,465	9.4%	166,894	7.5%

Automotive  – Fiscal 2005 operating income was $39.2 million higher than the prior year. Operating income as a percentage of sales approximated fiscal 2004 results. During fiscal 2005, we increased the number of Infotainment Systems we shipped to automotive customers while controlling costs.
Our Infotainment System program for the Audi A6 contributed to our increased operating income.

Consumer  – Consumer achieved operating income of $26.7 million in fiscal 2005, or 6.4 percent of sales. This compares to a loss of $13 million in the prior year. The improvement is due to the success of products developed for multimedia applications such as the Apple iPod and the prior year restructuring of our Specialty Group, which manufactures high-end electronics and loudspeakers for home applications.

Professional  – Professional had operating income of $45.5 million in fiscal 2005, a 7.2 percentage point increase compared to last year. Each of our business units in North America reported higher operating income. Our decision in fiscal 2004 to exit the lower margin cellular telephone capsule business contributed to improved results in fiscal 2005.

Interest Expense

Interest expense, net, was $10.5 million compared to $17.2 million last year. Our net interest expense was lower primarily due to the repurchase of outstanding debt of $88.5 million in fiscal 2004 and $49.9 million in fiscal 2005, partially offset by higher weighted average interest rates. Our fiscal 2005 interest expense, net, included $7.6 million of interest income primarily related to interest on our cash and cash equivalents and short-term investment balances. In fiscal 2004 and 2003, interest income was $3.5 million and $0.9 million, respectively.

We had average borrowings of $340.3 million in fiscal 2005 compared to $453.0 million and $465.1 million in fiscal years 2004 and 2003, respectively. We used interest rate swaps during each of these years to effectively convert fixed rate debt to variable rate debt. The weighted average borrowings exclude the average fair value of the interest rate swaps of $11.8 million, $22.8 million and $28.5 million in fiscal years 2005, 2004 and 2003.

Our weighted average interest rate in fiscal 2005 was 5.3 percent. In fiscal 2004 and 2003, the weighted average interest rates were 4.6 percent and 5.0 percent, respectively. Our fiscal 2005 weighted average interest rate increased since a significant amount of our debt is at variable rates, which increased during fiscal 2005.

Miscellaneous Expenses

We recorded miscellaneous expenses, net, of $5.1 million compared to $9.7 million and $1.8 million in fiscal years 2004 and 2003, respectively. The fiscal 2005 expense includes $3.0 million for repurchase premiums, net of gain on the termination of interest rate swap contracts in connection with the repurchase of $49.9 million of our outstanding public debt. Also included in fiscal 2005 were charitable contributions of $1.0 million for Tsunami relief. Fiscal 2004 expense includes an $8.3 million premium paid on the early retirement of $88.5 million of outstanding public debt. Bank charges were $2.7 million, $2.3 million and $1.8 million in fiscal years 2005, 2004 and 2003, respectively.

Income Taxes

Our effective tax rate for fiscal 2005 and 2004 was 30.6 percent. In fiscal 2003, the effective tax rate was 26.0 percent. We currently expect the fiscal 2006 effective tax rate to be approximately 31 percent. During fiscal 2005 we made tax payments of $130.3 million, primarily in Germany.

During the quarter ended March 31, 2005 we changed our method of accounting for reporting changes in interim periods to liabilities resulting from changes in judgments or settlements related to uncertain tax positions. We had previously accounted for such changes in judgments and settlements as adjustments to the estimated annual effective rate. We changed our method to account for such changes in judgments and settlements as a discrete item in the interim period of the change. This discrete method recognizes the effect of any change in reserve only in the quarter of the change. The newly adopted accounting method is preferable in the circumstances because it better reflects our consolidated financial position and operations at the time of the change in uncertain tax positions. The adoption of this accounting method did not have an effect on our fiscal 2005 financial statements.

Financial Condition

Liquidity and Capital Resources

We primarily finance our working capital requirements through cash generated by operations, trade credit and borrowings under our revolving credit facility, if needed. Cash and cash equivalents were $291.2 million at June 30, 2005 compared to $286.7 million at June 30, 2004. We have reclassified $91 million recorded as cash and cash equivalents to investments on the June 30, 2004 balance sheet due to an accounting clarification regarding auction rate securities. At June 30, 2005, we did not have investments in auction rate securities. During fiscal 2005, cash was used to purchase QNX Software Systems, repurchase shares of our common stock, buyback outstanding public debt, purchase fixed assets held by the lessor under operating leases and make tax payments in Germany.

We will continue to have cash requirements to support seasonal working capital needs, capital expenditures, interest and principal payments, dividends and stock and debt repurchases. We intend to use cash on hand, cash generated by operations and borrowings under our revolving credit facility to meet these needs. We believe that cash from these sources will be adequate to meet our cash requirements over the next twelve months.

Below is a more detailed discussion of our cash flow activities during fiscal 2005.

Operating Activities

Our cash flows from operations were $419.7 million in fiscal 2005, compared to $482.5 million in the prior year. The decrease was primarily attributable to higher inventory balances to meet the demands of new Infotainment Systems and lower income taxes payable, partially offset by record earnings. We made $130.3 million of tax payments, during fiscal 2005, primarily in Germany.

Net working capital, excluding cash and short-term debt, was $166.1 million at June 30, 2005. This was a significant decrease from $262.3 million at June 30, 2004. The fiscal 2004 amount includes $91.0 million in auction rate securities, which has been reclassified from cash and cash equivalents due to an accounting clarification. The June 30, 2005 and 2004 amounts represent 5.5 percent and 9.7 percent of net sales, respectively. The decrease is primarily due to lower investments and higher accrued liabilities.
We continue to make efforts to reduce working capital levels. However, we do not expect significant decreases in accounts receivable or inventory balances next year.

Investing Activities

We acquired QNX Software Systems during fiscal 2005. The purchase price, net of cash acquired, was $139.2 million. QNX is a provider of real time operating system software, development tools, and services for embedded design systems. Our Infotainment Systems utilize the QNX operating system and the acquisition is intended to optimize our software by fully integrating the operating system, the basic framework and the applications.

We had capital expenditures, net of acquisitions, of $172.3 million in fiscal 2005 compared to $135.5 million in fiscal 2004 and $115.3 million in fiscal 2003. Fiscal 2005 capital expenditures include $28.4 million paid for fixed assets purchased from operating leases. The increase in capital expenditures for the past two years is primarily due to investments in buildings, machinery and tooling used to manufacture Infotainment Systems for automotive customers. Capital expenditures were also used for new product tooling for consumer and professional products. We anticipate fiscal 2006 capital expenditures of approximately $172 million, primarily to support new audio, electronic and Infotainment Systems for automotive customers. Firm commitments of $17.2 million existed at June 30, 2005 for fiscal 2006 capital expenditures.

Financing Activities

In fiscal 2005, we paid $146.4 million to repurchase 1.7 million shares of our common stock. Since the inception of our share repurchase program in June 1998, we have acquired and placed in treasury approximately 14.5 million shares at a cost of $318.2 million through June 30, 2005. Our Board of Directors has authorized the repurchase of up to a total of 20 million shares. We expect to purchase additional shares in fiscal 2006 primarily with funds provided by cash from operations.

Our total debt was $333.9 million at June 30, 2005 primarily comprised of $171.2 million principal amount of 7.125 senior notes due February 15, 2007 and $140.0 million principal amount of 7.32 percent senior notes due July 1, 2007. We also had capital leases, the carrying value of interest rate hedges and other long-term borrowings of $20.1 million. We also had short-term borrowings of $2.6 million.

In fiscal years 2004 and 2005, we used cash from operations to repurchase public debt. During fiscal 2004, we purchased and retired $10.0 million of our 7.32 percent senior notes, reducing the outstanding principal amount from $150.0 million to $140.0 million. During fiscal 2005, we purchased and retired $49.9 million of our 7.125 percent senior notes, reducing the outstanding principal amount from $220.6 million to $171.2 million. At June 30, 2005, we have authorization to repurchase an additional $175 million of our outstanding senior notes.

On June 28, 2005, we entered into a $300 million multi-currency revolving credit facility with a group of banks. This facility expires in June 2010 and replaces the $150 million revolving credit facility that would have expired on August 14, 2005. At June 30, 2005, we had no borrowings under the revolving credit facility and outstanding letters of credit of $17.4 million.

We had total debt of $394.9 million at June 30, 2004. Our debt was primarily comprised of $220.6 million of 7.125 percent senior notes due February 15, 2007 and $140.0 million of 7.32 percent senior notes due July 1, 2007. We also had capital leases, the carrying value of interest rates hedges and other long-term borrowings of $30.4 million. In addition, we had short-term borrowings at June 30, 2004 of $3.9 million.

During fiscal 2004, we purchased and retired $78.5 million principal amount of our 7.125 percent senior notes due February 2007 and $10.0 million principal amount of our 7.32 percent senior notes due July 2007 at an average premium of 1.0934 percent, resulting in a non-operating charge of $8.3 million. We also unwound $10 million in interest rate swaps that hedged the 7.32 percent senior notes due February 2007, resulting in a non-operating gain of $0.7 million.

Our long-term debt agreements contain financial and other covenants that, among other things, limit our ability to incur additional indebtedness, restrict subsidiary dividends and distributions, limit our ability to encumber certain assets and restrict our ability to issue capital stock of our subsidiaries. Our long-term debt agreements permit us to pay dividends or repurchase our capital stock without any dollar limitation provided that we would be in compliance with the financial covenants in our revolving credit facility after giving effect to such dividend or repurchase. We were in compliance with the terms of our long-term debt agreements at June 30, 2005, 2004 and 2003.

Equity

Our shareholders’ equity was $1.061 billion at June 30, 2005, an increase of $186.0 million compared to the prior year. The increase was primarily due to net income of $232.8 million and the tax benefit attributable to stock options of $74.1 million, partially offset by $146.4 million used to repurchase shares of our common stock during fiscal 2005.

At June 30, 2004, we had total shareholders’ equity of  $875.0 million. The $219.2 million increase over the prior year was primarily due to net income of $157.9 million and positive foreign currency translation of $31.6 million.

Contractual Obligations

We have obligations and commitments to make future payments under debt agreements and operating leases. The following table details our financing obligations by due date:

	Fiscal Year Ending June 30,

($000s)	2006	2007	2008	2009	2010	Thereafter	Total

Short-term borrowings (a)	$ 2,593	---	---	---	---	---	2,593
Senior notes (b)	---	171,154	140,000	---	---	---	311,154
Capital leases (c)	533	405	411	426	443	732	2,950
Other long-term obligations (b)	---	2,540	---	---	---	7,200	9,740
Firm commitments for capital expenditures	17,244	---	---	---	---	---	17,244
Purchase obligations (c)	102,664	---	---	---	---	807	103,471
Non-cancelable operating leases (d)	43,300	41,669	30,372	22,396	20,282	13,994	172,013

Total contractual cash obligations	$166,334	215,768	170,783	22,822	20,725	22,733	619,165

(a) See note 5 to our consolidated financial statements.
(b) See note 6 to our consolidated financial statements.
(c) Includes amounts committed under legally enforceable agreements for purchase of goods and services with defined terms as to quantity, price and timing of delivery.
(d) See note 7 to our consolidated financial statements.

Business Outlook

Our successful fiscal 2005 gives us confidence that we can carry this momentum into fiscal 2006. We have received new awards for Infotainment Systems that will contribute to our anticipated growth. In fiscal 2004, we were awarded the Chrysler NTG 4 systems business as the first expression of Infotainment Systems in Chrysler vehicles beginning in fiscal 2007. During fiscal 2005, Chrysler awarded us an entry-level entertainment system that starts in fiscal 2008. We also received awards for substantially all of Audi’s Infotainment Systems business beginning in fiscal 2008 through fiscal 2012. We anticipate these two fiscal 2005 awards to represent $550 million in annual sales beginning in fiscal 2008. We are currently in production of new Infotainment Systems for the Mercedes-Benz S Class and for Harley-Davidson touring motorcycles.

We believe these Infotainment System awards and new product offerings for consumer applications and audio professionals will allow us to achieve increased sales and profitability. We presently expect that earnings per share will increase approximately 15 percent in fiscal 2006. Our expectation assumes no significant changes in economic circumstances and a currency exchange rate of 1 Euro equals US $1.25. We also expect to continue our share repurchase program in fiscal 2006.

Risk Factors

You should carefully consider the risks described below and the other information in this report. Our results of operations or financial condition could be seriously harmed, and the trading price of our common stock may decline due to any of these risks.

Our operating results are subject to fluctuations, and if we fail to meet the expectations of securities analysts or investors, our stock price may decrease significantly.

Our operating results may fluctuate significantly and may not meet our expectations or those of securities analysts or investors. If this occurs, the price of our stock will likely decline. Factors that may cause fluctuations in our operating results include, but are not limited to, the following:

  automobile industry sales and production rates and the willingness of automobile purchasers to pay for the option of a premium branded audio system and/or a multi-functional Infotainment System;
  changes in consumer confidence and spending;
  fluctuations in currency exchange rates and other risks inherent in international trade and business transactions;
  the ability to satisfy contract performance criteria, including technical specifications and due dates;
  the loss of one or more significant customers, including our automotive manufacturer customers;
  competition in the automotive, consumer or professional markets in which we operate;
  model-year changeovers in the automotive industry;
  changes in general economic conditions and specific market conditions;
  our ability to enforce or defend our ownership and use of intellectual property;
  our ability to effectively integrate QNX with our other operations and to generate the anticipated cost savings from this acquisition;

  strikes, work stoppages and labor negotiations at one or more of our facilities, or at a facility of one of our significant customers, or work stoppages or at a common carrier or a dock/shipping port;
  the outcome of pending or future litigation and administrative claims, including patent and environmental matters; and
  world political stability.

Currency fluctuations may reduce the profits on our foreign sales or increase our costs, either of which could adversely affect our financial results.

A significant amount of our assets and operations are located outside the United States. Consequently, we are subject to fluctuations in foreign currency exchange rates, especially the Euro. Translation losses resulting from currency fluctuations may adversely affect the profits on our foreign sales and have a negative impact on our financial results. In addition, we purchase certain foreign-made products. Although we hedge a portion of our foreign currency exposure and, due to the multiple currencies involved in our business, foreign currency positions partially offset and are netted against one another to reduce exposure, we cannot assure you that fluctuations in foreign currency exchange rates will not make these products more expensive to purchase. Any increase in our costs of purchasing these products could negatively impact our financial results to the extent we are not able to pass those increased costs on to our customers.

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

Our sales are dependent to a substantial extent on discretionary spending by consumers, which may be adversely impacted by economic conditions affecting disposable consumer income and retail sales. In addition, our sales of audio, electronic and infotainment products to automotive customers are dependent on the overall success of the automobile industry, as well as the willingness, in many instances, of automobile purchasers to pay for the option of a premium branded automotive audio system or a multi-system digital Infotainment System.

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

One of our manufacturing facilities in the United States is under a collective bargaining agreement, which was renewed in fiscal 2004. The current contract is scheduled to expire in March 2009. Certain of our automotive customers are unionized and may incur work stoppages or strikes. A work stoppage at our facilities or those of our automotive customers could have a material adverse effect on our consolidated sales, earnings and financial condition. In addition, a work stoppage at a common carrier or a dock/shipping port could also have a material adverse effect on our consolidated sales, earnings and financial condition.

We may lose market share if we are unable to compete successfully against our current and future competitors.

The audio and video product markets that we serve are fragmented, highly competitive, rapidly changing and characterized by intense price competition.

Many manufacturers, large and small, domestic and foreign, offer audio and video systems that vary widely in price and quality and are marketed through a variety of channels, including audio and video specialty stores, discount stores, department stores, mail order firms, and the Internet. Some of our competitors have financial and other resources greater than ours. We cannot assure you that we will continue to compete effectively against existing or new competitors that may enter our markets. We also compete indirectly with automobile manufacturers that may improve the quality of original equipment audio and electronic systems, reducing demand for our aftermarket mobile audio products, or change the designs of their cars to make installation of our aftermarket products more difficult or expensive.

Our products may not satisfy shifting consumer demand or compete successfully with competitors’ products.

Our business is based on the demand for audio and video products and our ability to introduce distinctive new products that anticipate changing consumer demands and capitalize upon emerging technologies. If we fail to introduce new products, misinterpret consumer preferences or fail to respond to changes in the marketplace, consumer demand for our products could decrease and our brand image could suffer. In addition, our competitors may introduce superior designs or business strategies, undermining our distinctive image and our products’ desirability. If any of these events occur, our sales could decline.

If we do not continue to develop, introduce and achieve market acceptance of new and enhanced products, our sales may decrease.

In order to increase sales in current markets and gain footholds in new markets, we must maintain and improve existing products, while successfully developing and introducing new products. Our new and enhanced products must respond to technological developments and changing consumer preferences. We may experience difficulties that delay or prevent the development, introduction or market acceptance of new or enhanced products. Furthermore, despite extensive testing, we may be unable to detect and correct defects in some of our products before we ship them. Delays or defects in new product introduction may result in loss of sales or delays in market acceptance. Even after we introduce them, our new or enhanced products may not satisfy consumer preferences and product failures may cause consumers to reject our products. As a result, these products may not achieve market acceptance. In addition, our competitors’ new products and product enhancements may cause consumers to defer or forego purchases of our products.

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
  greater difficulty in safeguarding intellectual property than in the United States;  and difficulty in staffing and managing geographically diverse operations.

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

Our ability to service our debt and pay dividends is dependent upon the operating earnings of our subsidiaries. The distribution of those earnings, or advances or other distributions of funds by those subsidiaries to Harman International, all of which could be subject to statutory or contractual restrictions, are contingent upon the subsidiaries’ earnings and are subject to various business considerations.

Any of the foregoing factors could have a material adverse effect on our business, results of operations and financial condition. In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this report will in fact transpire.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are required to include information about potential effects of changes in interest rates and currency exchange rates in our periodic reports filed with the Securities and Exchange Commission.

Interest Rate Sensitivity/Risk

We use interest rate swap agreements to effectively convert the interest rate on a majority of our outstanding debt from fixed rates to variable rates. Including the impact of the swap agreements, we had less than one percent of our borrowings on a fixed rate basis as of June 30, 2005; the remaining balance is subject to changes in U.S. short-term interest rates.

To assess exposure to interest rate changes, we have performed a sensitivity analysis assuming a hypothetical 100 basis point increase or decrease in interest rates across all outstanding debt and investments. Our analysis indicates that the effect on fiscal 2005 net income of such an increase and decrease in interest rates was estimated to be approximately $0.2 million. Based on June 30, 2004 positions, the impact of such changes in interest rates was immaterial to fiscal 2004 net income.

The following table provides information as of June 30, 2005 about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents principal cash flows and related average interest rates by contractual maturity dates. For interest rate swaps, the table presents notional principal amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the interest rate swaps. Weighted average variable rates are generally based on LIBOR as of the reset dates. Unless otherwise indicated, the information is presented in U.S. dollar equivalents as of June 30, 2005.

Principal Payments and Interest Rates by Contractual Maturity Dates

	Fiscal Year Ending June 30,							Fair value (assets)/

($millions)	2006	2007	2008	2009	2010	Thereafter	Total	liabilities

Debt obligation (US$)	$ ---	173.7	140.0	---	---	7.2	320.9	321.4

Average interest rate	3.46%	7.125%	7.32%	---	---	2.43%	---	---

Fixed to variable interest rate swaps (US$)	$ ---	170.0	140.0	---	---	---	310.0	(7.5)

Average pay rate (a)	---	5.11%	5.59%	---	---	---	---	---

Average receive rate	---	7.125%	7.32%	---	---	---	---	---

(a)   The average pay rate is based on $135.0 million set at three-month LIBOR set in arrears plus 1.64% and $175.0 million set at six-month LIBOR set in arrears plus 1.75%.

Foreign Currency Risk

Our business is subject to market risks arising from changes in foreign currency exchange rates, principally the change in the value of the Euro versus the U.S. dollar. We maintain significant operations in Germany, the United Kingdom, France, Austria, Hungary, Switzerland, Mexico, China and Sweden.As a result, exposure to foreign currency gains and losses exists. A portion of our foreign currency exposure is hedged by incurring liabilities, including loans, denominated in the local currency where subsidiaries are located. Our subsidiaries purchase products and raw materials in various currencies. As a result, we may be exposed to cost changes relative to local currencies in the markets to which we sell our products. To mitigate these transactional risks, we enter into foreign exchange contracts and other hedging activities. Also, foreign currency positions are partially offsetting and are netted against one another to reduce exposure.

Some products made in the U.S. are sold abroad. Sales of these products are affected by the value of the U.S. dollar relative to other currencies. Any long-term strengthening of the U.S. dollar could depress these sales. Competitive conditions within our markets may limit our ability to increase product pricing in the face of adverse currency movements. However, due to the multiple currencies involved in our business and the netting effect of various simultaneous transactions, our foreign currency positions are partially offsetting.

We presently estimate the effect on projected 2006 income before income taxes, based upon a recent estimate of foreign exchange transactional exposure, of a uniform strengthening or uniform weakening of the transaction currency rates of 10 percent would be to increase or decrease income before income taxes by approximately $15 million. As of June 30, 2005, we had hedged a portion of our estimated foreign currency transactions using forward exchange contracts.

We presently estimate the effect on projected 2006 income before income taxes, based upon a recent estimate of foreign exchange translation exposure (translating the operating performance of our foreign subsidiaries into U.S. dollars), of a uniform strengthening or weakening of the U.S. dollar by 10 percent would be to increase or decrease income before income taxes by approximately $35 million.

Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and our actual exposure and hedging transactions.

Item 8.  Financial Statements and Supplementary Data

Management’s Report on Internal Control over Financial Reporting

The management of Harman International is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and the fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We assessed the effectiveness of our internal control over financial reporting as of June 30, 2005. In making this assessment, we used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.” Our assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, overall control environment and information systems control environment. Based on our assessment, we have concluded that, as of June 30, 2005, our internal control over financial reporting was effective.

Our assessment of the effectiveness of our internal control over financial reporting, as of June 30, 2005, has been audited by KPMG LLP, an independent registered public accounting firm. KPMG’s report on our internal controls over financial reporting is included herein.

/s/ Bernard A. Girod
Bernard A. Girod
Vice Chairman of the Board and Chief Executive Officer

/s/ Kevin L. Brown
Kevin L. Brown
Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders
Harman International Industries, Incorporated:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 8, that Harman International Industries, Incorporated maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The management of Harman International Industries, Incorporated is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Harman International Industries, Incorporated maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Harman International Industries, Incorporated maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harman International Industries, Incorporated and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations, cash flows and shareholders’ equity and comprehensive income for each of the years in the three-year period ended June 30, 2005, and the related financial statement schedule and our report dated September 7, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Los Angeles, California
September 7, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Harman International Industries, Incorporated:

We have audited the accompanying consolidated balance sheets of Harman International Industries, Incorporated and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations, cash flows and shareholders’ equity and comprehensive income for each of the years in the three-year period ended June 30, 2005. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule for each of the years in the three-year period ended June 30, 2005. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harman International Industries, Incorporated and subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Harman International Industries, Incorporated’s internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 7, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California
September 7, 2005

Consolidated Balance Sheets
Harman International Industries, Incorporated and Subsidiaries
($000s omitted except share amounts)

	June 30,

	2005	2004

Assets
Current assets
Cash and cash equivalents	$291,214	286,708
Investments	---	91,000
Receivables (less allowance for doubtful accounts of $8,975 in 2005 and $8,657 in 2004)	433,041	426,211
Inventories (note 2)	312,950	291,710
Other current assets	146,088	108,406

Total current assets	1,183,293	1,204,035

Property, plant and equipment, net (notes 3, 6 and 7)	491,619	434,091
Goodwill (note 4)	345,071	251,722
Other assets	167,220	98,962

Total assets	$2,187,203	1,988,810

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings (notes 5 and 6)	$2,593	3,898
Current portion of long-term debt (note 6)	533	3,411
Accounts payable	274,145	238,663
Accrued liabilities	345,941	294,168
Income taxes payable (note 10)	105,858	122,214

Total current liabilities	729,070	662,354

Senior long-term debt (note 6)	330,791	387,616
Other non-current liabilities	66,394	63,844
Shareholders’ equity (note 11)
Preferred stock, $.01 par value. Authorized 5,000,000 shares; none issued and outstanding	---	---
Common stock, $.01 par value. Authorized 200,000,000 shares; issued 81,122,026 shares in 2005 and 78,871,604 in 2004	811	789
Additional paid-in capital	455,158	355,477
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on hedging derivatives	5,548	(7,821)
Minimum pension liability adjustment	(14,147)	(7,379)
Cumulative foreign currency translation adjustment	39,702	43,179
Retained earnings	892,096	662,602
Less common stock held in treasury (14,459,482 shares in 2005 and 12,781,582 shares in 2004)	(318,220)	(171,851)

Total shareholders’ equity	1,060,948	874,996

Commitments and contingencies (notes 7, 8 and 14)

Total liabilities and shareholders’ equity	$2,187,203	1,988,810

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations
Harman International Industries, Incorporated and Subsidiaries
($000s omitted except per share amounts)

	Years Ended June 30,

	2005	2004	2003

Net sales	$3,030,889	2,711,374	2,228,519
Cost of sales	1,999,187	1,822,782	1,577,372

Gross profit	1,031,702	888,592	651,147

Selling, general and administrative expenses	680,721	634,127	484,253

Operating income	350,981	254,465	166,894

Other expenses:
Interest expense	10,516	17,207	22,621
Miscellaneous, net	5,128	9,738	1,802

Income before income taxes	335,337	227,520	142,471

Income tax expense	102,489	69,637	37,043

Net income	$232,848	157,883	105,428

Basic earnings per share	$3.47	2.40	1.63

Diluted earnings per share	$3.31	2.27	1.55

Weighted average shares outstanding – basic	67,120	65,779	64,688

Weighted average shares outstanding – diluted	70,399	69,487	68,048

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Harman International Industries, Incorporated and Subsidiaries

($000s omitted)	Years Ended June 30,

	2005	2004	2003

Cash flows from operating activities:
Net income	$232,848	157,883	105,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118,665	106,032	88,545
Deferred income taxes	(83,057)	(17,119)	(10,528)
Loss on disposition of assets	3,381	13,358	4,814
Stock option expense	14,318	10,942	5,025
Tax benefit attributable to stock options	74,107	9,819	18,250

Changes in working capital, net of acquisition/disposition effects:
Decrease (increase) in:
Receivables	(3,015)	(44,459)	4,265
Inventories	(25,291)	65,679	20,819
Other current assets	(7,370)	5,294	19,071
Increase (decrease) in:
Accounts payable	35,396	56,761	(31,785)
Accrued liabilities	62,555	33,182	28,071
Income taxes payable	(19,075)	66,429	8,240
Other operating activities	16,282	18,650	(10,153)

Net cash provided by operating activities	$419,744	482,451	250,062

Cash flows from investing activities:
Payment for purchase of companies, net of cash acquired	$(145,680)	(34,281)	(11,211)
Proceeds from asset dispositions	2,128	9,048	1,026
Capital expenditures	(172,326)	(135,493)	(115,337)
Investments	91,000	(52,450)	6,500
Other items, net	4,485	1,354	(2,073)

Net cash used in investing activities	$(220,393)	(211,822)	(121,095)

Cash flows from financing activities:
Decrease in short-term borrowings	$(1,699)	(750)	(229)
Decrease in long-term debt	(1,077)	(15,587)	(54,079)
Repayment of long-term debt	(49,921)	(88,480)	---
Repurchase of common stock	(146,369)	---	(31,212)
Dividends paid to shareholders	(3,354)	(3,289)	(3,231)
Exercise of stock options and other benefits, net	11,278	10,358	(8,677)

Net cash used in financing activities	$(191,142)	(97,748)	(97,428)

Effect of exchange rate changes on cash	(3,703)	4,466	6,619

Net increase in cash and cash equivalents	4,506	177,347	38,158
Cash and cash equivalents at beginning of period	$286,708	109,361	71,203

Cash and cash equivalents at end of period	$291,214	286,708	109,361

Supplemental schedule of non-cash investing activities:
Fair value of assets acquired	$155,939	35,678	30,455
Cash paid for the assets	139,213	27,545	11,211

Liabilities assumed	$16,726	8,133	19,244

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income
Harman International Industries, Incorporated and Subsidiaries
Years Ended June 30, 2005, 2004 and 2003

	Common Stock

				Accumulated			Total
		$0.01	Additional	other			share-
	Number of	Par	paid-in	comprehensive	Retained	Treasury	holders’
($000s omitted)	shares	value	capital	income (loss)	earnings	stock	equity

Balance, June 30, 2002	32,523,190	$383	310,166	(49,092)	405,811	(140,639)	526,629

Comprehensive income:
Net income	—	—	—	—	105,428	—	105,428
Foreign currency translation adjustment	—	—	—	56,234	—	—	56,234
Unrealized gain (loss) on hedging derivatives	—	—	—	(9,106)	—	—	(9,106)
Minimum pension liability	—	—	—	(3,555)	—	—	(3,555)

Total comprehensive income	—	—	—	43,573	105,428	—	149,001

Exercise of stock options and restricted stock granted	669,934	7	(8,684)	—	—	—	(8,677)
Tax benefit attributable to stock options	—	—	18,250	—	—	—	18,250
Stock option compensation	—	—	5,025	—	—	—	5,025
Treasury shares purchased	(583,491)	—	—	—	—	(31,212)	(31,212)
Dividends ($.05 per share)	—	—	—	—	(3,231)	—	(3,231)

Balance, June 30, 2003	32,609,633	$390	324,757	(5,519)	508,008	(171,851)	655,785

Comprehensive income:
Net income	—	—	—	—	157,883	—	157,883
Foreign currency translation adjustment	—	—	—	31,631	—	—	31,631
Unrealized gain (loss) on hedging derivatives	—	—	—	2,784	—	—	2,784
Minimum pension liability	—	—	—	(917)	—	—	(917)

Total comprehensive income	—	—	—	33,498	157,883	—	191,381

Stock issue: two-for-one split	32,609,633	390	(390)	—	—	—	—
Exercise of stock options, net of shares received	870,756	9	10,349	—	—	—	10,358
Tax benefit attributable to stock option plan	—	—	9,819	—	—	—	9,819
Stock option compensation	—	—	10,942	—	—	—	10,942
Dividends ($.05 per share)	—	—	—	—	(3,289)	—	(3,289)

Balance, June 30, 2004	66,090,022	$789	355,477	27,979	662,602	(171,851)	874,996

Comprehensive income:
Net income	—	—	—	—	232,848	—	232,848
Foreign currency translation adjustment	—	—	—	(3,477)	—	—	(3,477)
Unrealized gain (loss) on hedging derivatives	—	—	—	13,369	—	—	13,369
Minimum pension liability	—	—	—	(6,768)	—	—	(6,768)

Total comprehensive income	—	—	—	3,124	232,848	—	235,972

Exercise of stock options, net of shares received	2,250,422	22	11,256	—	—	—	11,278
Tax benefit attributable to stock option plan	—	—	74,107	—	—	—	74,107
Stock option compensation	—	—	14,318	—	—	—	14,318
Treasury shares purchased	(1,677,900)	—	—	—	—	(146,369)	(146,369)
Dividends ($.05 per share)	—	—	—	—	(3,354)	—	(3,354)

Balance, June 30, 2005	66,662,544	$811	455,158	31,103	892,096	(318,220)	1,060,948

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Harman International Industries, Incorporated and Subsidiaries

Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation.The consolidated financial statements include the accounts of Harman International and our subsidiaries after the elimination of significant intercompany transactions and accounts.

Reclassifications.Where necessary, prior years’ information has been reclassified to conform to the 2005 financial statement presentation. We reclassified auction rate securities from cash and cash equivalents to investmentsfor all periods presented. At June 30, 2005, we did not have investments in auction rate securities.

Use of Estimates.The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates, and the differences may be material to the consolidated financial statements.

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

Revenue Recognition.Revenue is recognized at the time of product shipment or delivery, depending on when the passage of title to goods transfers to unaffiliated customers, when all of the following have occurred: a firm sales agreement is in place, pricing is fixed or determinable and collection is reasonably assured. Sales are reported net of estimated returns, discounts, rebates and incentives. Substantially all revenue transactions involve the delivery of a physical product.

Sales Discounts.We offer product discounts and sales incentives including prompt payment discounts, volume incentive programs, rebates and dealer order incentives. We report revenues net of discounts and other sales incentives in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

Cost of Sales.Cost of sales includes material, labor and overhead for products manufactured by us and cost of goods produced for us on a contract basis. Expenses incurred for manufacturing depreciation and engineering, warehousing, shipping and handling, sales commissions, and customer service are also included in cost of sales.

Allowance for Doubtful Accounts.We reserve an estimated amount for accounts receivable that may not be collected. Methodologies for estimating bad debt reserves range from specific reserves to various percentages applied to aged receivables based on historical experience. Historical collection rates and customer credit worthiness are considered in determining specific reserves. At June 30, 2005, we had $9.0 million reserved for possible uncollectible accounts receivable. As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating our reserves for bad debts.

Warranty Liabilities.We warrant our products to be free from defects in materials and workmanship for a period ranging from 90 days to five years from the date of purchase, depending on the product. The warranty is a limited warranty, and it imposes certain shipping costs on the customer and excludes deficiencies in appearance except for those evident when the product is delivered. Our dealers normally perform warranty service for loudspeakers and electronics in the field, using parts supplied on an exchange basis by our company. Estimated warranty liabilities are based upon past experience with similar types of products, the technological sophistication of certain products, replacement cost and other factors. Please see Note 9, Warranty Liabilities, for addition information regarding our warranties.

Selling, General and Administrative Expenses.Selling, general and administrative expenses include non-manufacturing salaries and benefits, occupancy costs, professional fees, research and development costs, amortization of intangibles, advertising and marketing costs and other operating expenses.

Advertising Costs.We expense advertising costs as incurred. When production costs are incurred for future advertising, these costs are recorded as an asset and subsequently expensed when the advertisement is first put into service.

Amortization of Intangibles.Amortization of intangibles primarily includes amortization of intangible assets such as patents, trademarks and distribution agreements and amortization of costs, other than interest costs, associated with debt issuance. Intangibles are amortized over two to 17 years. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill was not amortized after July 1, 2002.

Research and Development.Research and development costs are expensed as incurred. Our expenditures for research and development were $222.6 million, $216.9 million and $143.1 million for the fiscal years ending June 30, 2005, 2004 and 2003, respectively.

Interest Expense.Interest expense includes interest expense and amortization of original issue discount on debt securities, net of interest income.

Cash and Cash Equivalents.Cash and cash equivalents includes cash on hand and short-term investments with original maturities of less than three months. We reclassified auction rate securities from cash and cash equivalents to investments for all periods presented.

Inventories.Inventories are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method.The valuation of inventory requires us to make judgments and estimates regarding obsolete, damaged or excess inventory as well as current and future demand for our products. The estimates of future demand along with analysis of usage data that we use in the valuation of inventory are the basis for our inventory reserves and have an effect on our results of operations. Please see Note 2, Inventories, for additional information.

Property, Plant and Equipment.Property, plant and equipment is stated at cost or, in the case of capitalized leases, at the present value of the future minimum lease payments. Depreciation and amortization of property, plant and equipment is computed primarily using the straight-line method over useful lives estimated from 3 to 50 years or over the term of the lease, whichever is shorter. Buildings and improvements are depreciated over 3 to 50 years, machinery and equipment are depreciated over 5 to 10 years and furniture and fixtures are depreciated over 3 years. Please see Note 3, Property, Plant and Equipment, for additional information.

Goodwill.Effective July 1, 2002, we adopted SFAS No.142, Goodwill and Other Intangible Assets. Under SFAS No.142, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized, but are subject to an annual impairment test. The goodwill balance at June 30, 2005 was $345.1 million. During our annual impairment test in fiscal 2005, we determined that goodwill was not impaired based on a valuation of our reporting units at the April 30, 2005 test date.The valuation took into consideration various factors such as our historical performance, future discounted cash flows, performance of our competitors and overall market conditions.

We cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or a material adverse change in our relationship with one or more significant customers. Please see Note 4, Goodwill, for additional information.

Pre-Production and Development Costs.We incur pre-production and development costs related to Infotainment Systems that we develop for automobile manufacturers pursuant to long-term supply agreements. We record certain costs incurred pursuant to these agreements as unbilled costs in accordance with EITF Issue No. 99-5, Accounting for Pre-Production Costs Related to Long-Term Supply Agreements, or the percentage of completion method of AICPA Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Unbilled costs at June 30, 2005 were $35.8 million, including $5.2 million of pre-production costs and $30.6 million of costs under development contracts. Unbilled costs reimbursable in the next twelve months total $11.9 million and are recorded in other current assets. Unbilled costs reimbursable in subsequent years total $23.9 million and are recorded in other assets.

At June 30, 2004, total unbilled costs were $47.0 million, including $17.0 million of pre-production costs and $30.0 million of costs under development contracts. At June 30, 2004, unbilled costs reimbursable in the next twelve months totaled $15.7 million and were recorded in other current assets. Unbilled costs reimbursable in subsequent years totaled $31.3 million and were recorded in other assets.

At June 30, 2005, we had fixed assets of $12.3 million for molds, dies and other tools which our customers will eventually own pursuant to long-term supply contracts.

Purchased and Deferred Software Costs.Software costs that are related to conceptual formulation and incurred prior to the establishment of technological feasibility are expensed as incurred. Costs incurred to purchase software to be sold as an integral component of a product are deferred until the product is sold. Software costs incurred subsequent to establishment of technological feasibility and which are considered recoverable by management are deferred in compliance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, and amortized over the product’s life, usually three years. At June 30, 2005, deferred costs were $1.4 million, net of accumulated amortization of $34.2 million. At June 30, 2004, deferred costs were $4.0 million, net of accumulated amortization of $31.5 million. Deferred costs, net, are included in other assets on the balance sheet. Deferred costs are principally comprised of costs to acquire or develop automotive navigation, telecommunications and networking software.

Income Taxes.Deferred income tax assets or liabilities are computed based on the temporary differences between the financial statement and income tax basis of assets and liabilities using the statutory marginal income tax rate in effect for the years in which the differences are expected to reverse.The deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the expected reversal of the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense is measured by the change in the net deferred income tax asset or liability during the year. We have not made provision for U.S. Federal or foreign withholding taxes on foreign subsidiary undistributed earnings as of June 30, 2005, because such earnings are intended to be permanently invested. It is not practicable to determine the U.S. Federal income tax liability, if any, which would be payable if such earnings were not reinvested indefinitely. Additional information regarding income taxes appears in Note 10, Income Taxes.

Pension and Other Postretirement benefits.We provide postretirement benefits to certain employees. Employees in the United States are covered by a defined contribution plan. Our contributions to this plan are based on a percentage of employee contributions and, with approval of the Board of Directors, profit sharing contributions may be made as a percentage of employee compensation. These plans are funded on a current basis.

Certain employees outside the United States are covered by non-contributory defined benefit plans. The defined benefit plans are funded in conformity with the funding requirements of applicable government regulations. Generally, benefits are based on age, years of service, and the level of compensation during the final years of service.

We also have an unfunded Supplemental Executive Retirement Plan (SERP) that provides retirement, death and termination benefits, as defined, to certain key executives designated by the Board of Directors. Pension and Other Postretirement benefits are discussed further in Note 12, Pension and Other Postretirement Benefits.

Foreign Currency Translation.The financial statements of subsidiaries located outside of the United States generally are measured using the local currency as the functional currency. Assets, including goodwill, and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. The resulting translation adjustments are included in accumulated other comprehensive income (loss). Income and expense items are translated at average monthly exchange rates. Gains and losses from foreign currency transactions of these subsidiaries are included in net income.

Derivative Financial Instruments.We are exposed to market risks arising from changes in interest rates, commodity prices and foreign currency exchange rates. We use derivatives in our management of interest rate and foreign currency exposure. We do not utilize derivatives that contain leverage features. On the date that we enter into a derivative, the derivative is designated as a hedge of the identified exposure. We document all relationships between hedging instruments and hedged items and measure the effectiveness of our hedges at inception and on an ongoing basis.

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

Interest Rate Management.We have in place interest rate swaps, which are designated as fair value hedges of the underlying fixed rate obligations. The fair value of the interest rate swaps is recorded in other assets or other long-term liabilities with a corresponding increase or decrease in the fixed rate obligation.
The changes in the fair value of the interest rate swaps and the underlying fixed rate obligations are recorded as equal and offsetting unrealized gains and losses in interest expense in the Consolidated Statements of Operations.

Foreign Currency Management.The fair value of foreign currency relatedderivatives is includedin the Consolidated Balance Sheet in other current assets and accrued liabilities. The earnings impact of cash flow hedges relating to forecasted purchases of inventory is generally reported in cost of sales to match the underlying transaction being hedged. Unrealized gains and losses on these instruments are deferred in other comprehensive income until the underlying transaction is recognized in earnings. The earnings impact of cash flow hedges relating to the variability in cash flows associated with foreign currency denominated assets and liabilities is reported in cost of sales or other expense depending on the nature of the assets or liabilities being hedged. The amounts deferred in other comprehensive income associated with these instruments generally relate to foreign currency spot-rate to forward-rate differentials that are recognized in earnings over the term of the hedge. The discount or premium relating to cash flow hedges associated with foreign currency denominated assets and liabilities is recognized in net interest expense over the life of the hedge.

Stock Based Compensation.On July 1, 2002, we adopted the fair-value method of stock based compensation per SFAS No. 123, Accounting for Stock-Based Compensation, for all grants made on or after July 1, 2002. As such, an expense based on service attribution recognized in accordance with Financial Accounting Standards Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, and the fair value of stock options granted in fiscal 2005, 2004 and 2003 have been reflected in net income. Prior to fiscal 2003, we accounted for expense under the stock option plans according to the intrinsic-value-based provisions of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Options granted in prior periods continue to be accounted for under the intrinsic- value-based provisions of APB No. 25. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Stock based compensation is discussed further in Note 11, Stock Option and Incentive Plan.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of  SFAS No. 123, Accounting for Stock Based Compensation, to all of our outstanding and unvested awards in each period:

	Years Ended June 30,

($000s omitted except per share amounts)	2005	2004 (a)	2003 (a)

Reported net income	$232,848	157,883	105,428
Add: Stock based employee compensation expense included in reported net income, net of tax	10,345	7,906	3,852
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	11,449	9,802	7,252

Net income, pro forma	$231,744	155,987	102,028

Basic earning per share, as reported	$3.47	2.40	1.63
Basic earnings per share, pro forma	3.45	2.37	1.58

Diluted earnings per share, as reported	$3.31	2.27	1.55
Diluted earnings per share, pro forma	3.29	2.24	1.50

(a)  Basic and diluted earnings per share have been adjusted to reflect the two-for-one stock split in November 2003.

Recent Accounting Pronouncements.

In December 2004,the Financial Accounting Standards Board (FASB) issued SFAS No. 153, Exchanges of Nonmonetary Assets. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion; however, included certain exceptions to that principle. This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement was issued. We believe the adoption of SFAS No. 153 will have no impact on the financial statements of our Company.

In  December 2004, the FASB issued to SFAS No. 123R, Accounting for Stock Based Compensation. This statement supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance and is a revision of SFAS No. 123. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in

SFAS No. 123. We adopted SFAS No. 123R on July 1, 2005. We do not expect the adoption of this standard to have a significant impact on our financial statements. We have recorded stock compensation on a fair value basis for all awards granted on or after July 1, 2002. See Note 11.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin ("ARB") No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The statement requires that these items be recognized as current-period charges regardless of whether they meet the criterion of “abnormal.” The statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No.151 is applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a significant impact on our financial statements.

Note 2-Inventories

Inventories consist of the following:

	June 30,

($000s omitted)	2005	2004

Finished goods	$132,426	104,705
Work in process	48,083	44,738
Raw materials and supplies	132,441	142,267

Total	$312,950	291,710

We calculate inventory reserves using a combination of lower of cost or market analysis, analysis of historical usage data and forecast demand data. Lower of cost or market analysis is typically applied to those items of inventory that represent a high portion of the total value of inventory on-hand. The high-value units typically represent a small percentage of the total inventory items, so identification of obsolescence or valuation reserve requirements for the balance of the inventory on-hand is accomplished using either historic or forecast usage data to identify slow-moving or obsolete items.

Note 3-Property, Plant and Equipment

Property, plant and equipment are composed of the following:

	June 30,

($000s omitted)	2005	2004

Land	$12,085	10,396
Buildings and improvements	213,442	193,599
Machinery and equipment	651,454	559,663
Furniture and fixtures	97,567	76,548

	974,548	840,206
Less accumulated depreciation and amortization	(482,929)	(406,115)

Property, plant and equipment, net	$491,619	434,091

Note 4-Goodwill

Goodwill was $345.1 million at June 30, 2005 compared with $251.7 million at June 30, 2004. The increase is due primarily to the acquisition of QNX Software Systems Ltd. This acquisition added $110.1 million to the goodwill balance. Our SFAS 142 annual impairment test concluded that goodwill was not impaired as of the test date, April 30, 2005. There was no amortization of goodwill in fiscal years 2005, 2004 and 2003 in accordance with SFAS No.142. In fiscal 2005, we realized $15.3 million of acquired deferred tax assets, resulting in a corresponding decrease in the related goodwill balance. These deferred tax assets had not been previously recognized due to uncertainty regarding our ability to utilize the underlying tax loss carryforwards.

Note 5- Short-Term Borrowings

At June 30, 2005, we had outstanding short-term borrowings of $2.6 million at a weighted average interest rate of 4.3 percent. The short-term borrowings were under unsecured lines of credit totaling $18.7 million in Japan and China. We had $3.9 million of outstanding short-term borrowings at a weighted average interest rate of 2.9 percent at June 30, 2004.

Note 6- Long-Term Debt

Our long-term debt at June 30, 2005, consisted primarily of $171.2 million principal amount of 7.125 percent senior notes due February 15, 2007, and $140.0 million principal amount of 7.32 percent senior notes due July 1, 2007. During the fiscal year ended June 30, 2005, we purchased and retired $49.9 million of our 7.125 percent senior notes due February 2007 at an average premium of 1.0918, reducing the outstanding principal amount from $220.6 million to $171.2 million and resulting in an other non-operating expense of $4.6 million. We unwound $30 million in interest rate swaps that hedged the 7.125 percent senior notes due February 2007, resulting in an offsetting non-operating gain of $1.6 million.

We are a party to a $300 million multi-currency revolving credit facility with a group of banks. This facility expires in June 2010. The interest rate on the revolving rate facility is based upon LIBOR plus 8 to 22.5 basis points and we pay a commitment fee of 37 to 90 basis points. The interest rate spread and commitment fee are determined based upon our interest coverage ratio and senior unsecured debt rating. At June 30, 2005, we had no borrowings under the revolving credit facility and outstanding letters of credit of $17.4 million.

Our long-term debt agreements contain financial and other covenants that, among other things, limit our ability to incur additional indebtedness, restrict subsidiary dividends and distributions, limit our ability to encumber certain assets and restrict our ability to issue capital stock of our subsidiaries. Our long-term debt agreements permit us to pay dividends or repurchase our capital stock without any dollar limitation provided that we would be in compliance with the financial covenants in our revolving credit facility after giving effect to such dividend or repurchase. At June 30, 2005 and 2004, we were in compliance with the terms of our long-term debt agreements.

Weighted average borrowings were $340.3 million, $453.0 million and $465.1 million for fiscal years ended June 30, 2005, 2004 and 2003, respectively. The weighted average interest rate was 5.3 percent, 4.6 percent and 5.0 percent in fiscal years 2005, 2004 and 2003, respectively.

Cash paid for interest was $10.2 million, $18.7 million, and $22.7 million during the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

Long-term debt is composed of the following:

	June 30,

($000s omitted)	2005	2004

Senior notes, unsecured, due February 15, 2007 interest due semiannually at 7.125%	$171,154	220,597
Senior notes, unsecured, due July 1, 2007 due semiannually at 7.32%	140,000	140,000
Carrying value of interest rate hedge	7,480	14,179
Obligations under capital leases (note 7)	2,950	4,027
Other unsubordinated variable rate loans due through 2030, bearing interest at an average effective rate of 2.70% at June 30, 2005	9,740	12,224

Total	331,324	391,027
Less current installments	(533)	(3,411)

Long-term debt	$330,791	387,616

Long-term debt, including obligations under capital leases, maturing in each of the next five fiscal years is as follows ($000s omitted):

2006	$533
2007	178,216
2008	143,774
2009	426
2010	443
Thereafter	7,932

Note 7 - Leases

The following analysis represents property under capital leases:

	June 30,

($000s omitted)	2005	2004

Capital lease assets	$13,009	13,076
Less accumulated amortization	(5,687)	(5,164)

Net	$7,322	7,912

At June 30, 2005, we are obligated for the following minimum lease commitments under terms of noncancelable lease agreements:

	Capital	Operating
($000s omitted)	leases	Leases

2006	$642	$43,300
2007	496	41,669
2008	485	30,372
2009	482	22,396
2010	479	20,282
Thereafter	748	13,994

Total minimum lease payments	3,332	$172,013

Less interest	(382)

Present value of minimum lease payments	$2,950

Operating lease expense for the year ended June 30, 2005 was $50.1 million and operating lease expense was $65.4 million for each of the years ended June 2004 and 2003.

Note 8- Fair Value of Financial Instruments

The estimated fair value of our financial instruments was determined using market information and valuation methodologies. In the measurement of the fair value of certain financial instruments, quoted market prices were unavailable and other valuation techniques were utilized. These derived fair value estimates are significantly affected by the assumptions used.

The fair values of cash and cash equivalents, investments, receivables, accounts payable, accrued liabilities and short-term borrowings approximate their carrying values due to the short-term nature of these items.

Fair values of long-term debt are based on market prices where available. When quoted market prices are not available, fair values are estimated using discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements.

The carrying value and fair value of long-term debt were $331.3 million and $331.8 million, respectively, at June 30, 2005.

Note 9-Warranty Liabilities

Details of the estimated warranty liability are as follows:

	Years Ended June 30,

($000s omitted)	2005	2004

Beginning balance	$40,745	21,122
Warranty provisions	49,919	44,719
Warranty payments (cash or in-kind)	(42,082)	(25,096)

Ending balance	$48,582	40,745

The warranty liability is included in accrued liabilities.

Note 10-Income Taxes

The tax provisions and analysis of effective income tax rates are comprised of the following items:

	Years Ended June 30,

($000s omitted)	2005	2004	2003

Provision for Federal income taxes before credits at statutory rate	$117,368	79,632	49,865
State income taxes	984	8	135
Difference between Federal statutory rate and foreign effective rate	(8,551)	(2,311)	(2,260)
Permanent differences	(4,224)	707	(398)
Tax benefit from export sales	(2,116)	(4,777)	(2,660)
Loss on foreign investment	---	(1,910)	(3,196)
Change in valuation allowance	544	1,423	(1,454)
Change in other tax liabilities	(2,210)	(1,277)	855
Reduction in deferred asset due to tax rate changes in foreign jurisdiction	3,429	---	---
Difference between Federal and financial accounting for incentive stock option grants	895	752	400
Federal income tax credits	(3,600)	(3,000)	(3,972)
Other	(30)	390	(272)

Total	$102,489	69,637	37,043

Income tax expense (benefit) consists of the following:

	Years Ended June 30,

($000s omitted)	2005	2004	2003

Current:
Federal	$5,226	1,216	2,765
State	275	362	395
Foreign	104,658	77,601	35,715

	110,159	79,179	38,875

Deferred:
Federal	(80,183)	(7,912)	(19,484)
State	709	(343)	(260)
Foreign	(2,302)	(11,106)	(338)

	(81,776)	(19,361)	(20,082)

Charge in lieu of taxes attributable to tax benefit from employee stock options	74,106	9,819	18,250

Total	$102,489	69,637	37,043

Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities and available tax loss and credit carry-forwards.

The following deferred taxes are recorded:

Assets/(liabilities)

	June 30,

($000s omitted)	2005	2004

Federal tax loss	$36,356	4,983
Federal tax credits	10,782	13,639
Inventory costing differences	7,056	7,355
Capitalized research and development	34,573	---
Foreign net operating loss	15,802	16,864
Valuations and other allowances	40,285	28,179

Total gross deferred tax asset	$144,854	71,020
Less valuation allowance	(3,613)	(3,069)

Deferred tax asset	$141,241	67,951

Total gross deferred tax liability from fixed asset depreciation	$(9,096)	(14,094)
Foreign statutory accounting including royalty payments	(12,469)	(17,238)

Total gross deferred tax liability	$(21,565)	(31,332)

Net deferred tax asset	$119,676	36,619

We have Federal research credit carry-forwards valued at $9.8 million and $12.6 million for fiscal years 2005 and 2004, respectively, and an alternative minimum tax credit carry-forward valued at $1.0 million for fiscal years 2005 and 2004. The research credit carry-forward will begin to expire in 2022. The alternative minimum tax credit does not expire. We have U.S. Federal net operating loss carryovers of $103.9 million that will expire in 2025. Additionally, we have an Austrian net operating loss carryover of $40.2 million that will not expire and other foreign net operating loss carryovers of $16.2 million that begin to expire in 2009. A valuation allowance has been established for certain of the foreign net operating loss carryovers. Management believes the results of future operations will generate sufficient taxable income to realize the net deferred tax asset.

The American Jobs Creation Act (“AJCA”) provides a deduction of 85% on certain earnings repatriation. We have completed our analysis of the effects of the repatriation provision. We have elected not to repatriate foreign earnings during fiscal 2005 and do not anticipate repatriation of foreign earnings during fiscal 2006.

Cash paid for Federal, state and foreign income taxes was $130.3 million, $8.5 million and $11.4 million, during fiscal years ended June 30, 2005, 2004 and 2003, respectively.

Accrued income taxes payable were $105.9 million and $122.2 million as of June 30, 2005 and 2004, respectively. The deferred tax asset is recorded in other current assets and other assets on the balance sheet.

During the fiscal year ended June 30, 2005, we generated income before income taxes of $19.8 million from our operations in the United States and $315.5 million from our international operations.

Note 11-Stock Option and Incentive Plan

The 2002 Stock Option and Incentive Plan (the “2002 Plan”) authorizes the granting of stock options, stock appreciation rights in tandem with options, restricted stock and performance units to officers and key employees of our company. In addition, the 2002 Plan authorizes the automatic annual grant of options to the non-officer directors of our company and for a further automatic grant to such non-officer directors each year in which our company achieves a specified level of return on consolidated equity.

The 2002 Plan replaced our 1992 Plan. The 1992 Plan expired on November 9, 2002; however, options to purchase 3,311,959 shares of Common Stock previously granted pursuant to the 1992 Plan remain outstanding and will be exercisable in accordance with the terms of the 1992 Plan. The 2002 Plan expires on November 8, 2012. At June 30, 2005, a total of 4,710,950 shares of Common Stock were available for grant under the 2002 Plan and a total of 9,334,809 shares of Common Stock were reserved for issuance under all plans.

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

Options to purchase shares of Common Stock have been granted under both the 1992 and 2002 Plans. In fiscal 2005, we granted 438,000 stock options under the 2002 Plan. No stock appreciation right, restricted stock or performance unit grants have been made under the 2002 Plan. Options granted are at prices not less than market value on the date of grant and, under the terms of the 2002 Plan, may not be re-priced. Options granted pursuant to the 2002 Plan generally vest over five years and expire ten years from the date of grant.

For purposes of awards granted under SFAS No. 123 and the pro-forma disclosures for awards granted under APB No. 25, the fair value of each option granted has been estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions used for grants in fiscal 2005, 2004, and 2003, respectively: annual dividends consistent with our current dividend policy, which resulted in payments of $0.05 per share in the last three years; expected volatility of 41%, 41% and 44%; risk free interest rate of 3.7%, 3.3% and 3.0%; and weighted average expected life of 6.1 years, 6.2 years and 5.4 years in fiscal 2005, 2004 and 2003, respectively. The weighted average fair value of options granted was $45.49 in fiscal 2005, $26.72 in fiscal 2004, and $10.59 in fiscal 2003.

Stock Option Activity Summary:  Years ended June 30,

	Shares	Weighted average exercise price

Balance at June 30, 2002	7,851,400	$ 11.52

Granted	1,424,000	24.44
Canceled	(117,764)	12.55
Exercised	(1,991,562)	8.06

Balance at June 30, 2003	7,166,074	15.03

Granted	933,750	60.08
Canceled	(106,920)	15.95
Exercised	(877,716)	12.19

Balance at June 30, 2004	7,115,188	21.28

Granted	438,000	100.97
Canceled	(375,500)	31.40
Exercised	(2,553,829)	13.91

Balance at June 30, 2005	4,623,859	32.08

Options Outstanding at June 30, 2005:
Ranges of exercise prices	Number of options	Weighted average remaining life in years	Weighted average exercise price

$ 10.36 – 11.00	819,944	3.02	$ 10.84
11.72 – 13.31	730,705	4.81	12.25
15.27 – 21.01	846,000	5.58	17.00
22.50 – 28.94	1,022,110	7.18	24.26
39.59 – 51.00	382,000	8.22	49.43
59.35 – 75.22	387,100	8.69	73.36
98.62 – 98.62	400,000	9.18	98.62
126.94 – 126.94	36,000	9.36	126.94

10.36 – 126.94	4,623,859	6.18	32.08

Options Exercisable at June 30, 2005:

Ranges of exercise prices	Number of options	Weighted average exercise price

$ 10.36 – 11.00	819,944	$ 10.84
11.72 – 13.31	602,085	12.21
15.27 – 21.01	525,600	16.74
22.50 – 28.94	324,510	24.19
39.59 – 51.00	54,000	50.03
59.35 – 75.22	75,700	73.32

10.36 – 75.22	2,401,839	17.13

At June 30, 2004, options with a weighted average exercise price of $12.95 were exercisable on 3,742,678 shares. At June 30, 2003, options with a weighted average exercise price of $11.71 were exercisable on 3,443,654 shares.

We adopted SFAS No. 123 in July 2002. Prior to fiscal 2003, we accounted for expense under the stock option plans according to the provisions of APB No. 25 and related interpretations. Options granted in fiscal years prior to fiscal 2003 will continue to be accounted for using the intrinsic value method as described in APB No. 25. As a result of the change in accounting method, we recorded compensation expense for employee stock options granted during fiscal years 2005, 2004 and 2003 based on the fair value of the options at the date of grant and vesting requirements. Stock option expense of $14.3 million, $10.9 million and $5.0 million was recorded in fiscal 2005, 2004, and 2003, respectively.

Note 12 - Pension and Other Postretirement Benefits

We provide a Retirement Savings Plan for certain employees in the United States. Under the plan, employees may contribute up to 50 percent of their pretax compensation subject to certain limitations. Each business unit will make a safe harbor non-elective contribution in an amount equal to three percent of a participant’s eligible contribution. Upon approval of the Board of Directors, each business unit may make a matching contribution of up to three percent (50 percent on the first six percent of an employee’s tax-deferred contribution) and a profit sharing contribution. Matching and profit sharing contributions vest at a rate of 25 percent for each year of service with the employer, beginning with the second year of service. Expenses related to the Retirement Savings Plan for the years ended June 30, 2005, 2004 and 2003 were $11.6 million, $10.1 million and $9.8 million, respectively.

In addition, we provide defined benefit pension and other postretirement benefits to certain eligible employees. The measurement date used for determining pension and other postretirement benefits is the last day of our fiscal year-end, June 30.

Pension benefits. We have certain business units outside the United States that maintain defined benefit pension plans for many of our current and former employees. The coverage provided and the extent to which the retirees’ share in the cost of the program vary by business unit. Generally, plan benefits are based on age, years of service, and average compensation during the final years of service.

The accumulated benefit obligation for the defined benefit pension plans was $43.8 million at June 30, 2005 and $35.9 million at June 30, 2004. The accumulated benefit obligation is the actuarial present value of benefits attributed to employee services rendered to date excluding assumptions about future compensation levels.

At June 30, 2005, defined benefit pension plan assets were 82 percent invested in equity securities, while the remaining 18 percent were invested in other assets. During fiscal 2006, our business units outside of the United States expect to contribute an immaterial amount to the defined benefit pension plans. The benefits that we expect to pay in each fiscal year from 2006 to 2010 are $1.5 million, $1.6 million, $2.6 million,  $1.9 million and $2.0 million, respectively. The aggregate benefits that we expect to pay in the five fiscal years from 2011 to 2015 are $11.5 million.

Other postretirement benefits. We have an unfunded Supplemental Executive Retirement Plan (“SERP”) that provides retirement, death and termination benefits, as defined, to certain key executives designated by the Board of Directors. The accumulated benefit obligation for the SERP was $43.9 million at June 30, 2005 and $31.1 million at June 30, 2004.

Our expenses related to the SERP for the years ended June 30, 2005, 2004 and 2003 were $6.3 million, $4.4 million and $2.4 million, respectively. The benefits that we expect to pay in each fiscal year from 2006 to 2010 are $2.1 million, $2.2 million, $3.6 million, $3.6 million and $3.6 million, respectively. The aggregate benefits we expect to pay in the five fiscal years from 2011 to 2015 are $18.3 million.

The following is a reconciliation of the benefit obligations, plan assets and funded status of the plans as well as the amounts recognized on the balance sheet:

	Pension benefits		Other postretirement benefits

June 30, ($000s omitted)	2005	2004	2005	2004

Change in benefit obligation:
Benefit obligation at beginning of year	$37,952	31,457	34,767	28,528
Service cost	1,180	999	1,503	1,274
Interest cost	2,047	1,827	2,356	1,618
Amendments	(677)	304	1,114	---
Actuarial loss	6,947	3,588	9,213	3,716
Benefits paid	(1,358)	(1,184)	(709)	(369)
Foreign currency exchange rate changes	(689)	961	---	---

Benefit obligation at end of year	$45,402	37,952	48,244	34,767

Change in plan assets:
Fair value of assets at beginning of year	$1,782	1,450	---	---
Actual return on plan assets	317	181	---	---
Employer contributions	74	72	709	369
Benefits paid	---	---	(709)	(369)
Foreign currency exchange rate changes	(14)	79	---	---

Fair value of assets at end of year	$2,159	1,782	---	---

Reconciliation of funded status:
Funded status	$(43,243)	(36,170)	(48,244)	(34,767)
Unrecognized prior service cost	---	---	5,449	5,028
Unrecognized net (gain) loss	4,854	(1,667)	22,500	15,065

Prepaid or (accrued) pension cost	$(38,389)	(37,837)	(20,295)	(14,674)

Amounts recognized on the balance sheet:
Other current assets	$387	333	---	---
Accrued liabilities	(42,540)	(38,170)	(43,891)	(31,054)
Other assets	---	---	5,449	5,028
Accumulated other comprehensive income	3,764	---	18,147	11,352

Prepaid or (accrued) pension cost	$(38,389)	(37,837)	(20,295)	(14,674)

Presented below are the components of net periodic pension and other postretirement benefit costs for fiscal years ending June 30, 2005, 2004 and 2003:

	Pension benefits			Other postretirement benefits

($000s omitted)	2005	2004	2003	2005	2004	2003

Components of net periodic benefit cost:
Service cost	$1,180	999	1,169	1,503	1,274	583
Interest cost	2,047	1,827	1,960	2,356	1,618	1,176
Expected return on plan assets	(330)	(176)	192	---	---	---
Amortization of prior service cost	(676)	304	---	693	764	---
Amortization of net (gain) loss	106	2,529	(247)	1,778	708	672

Net periodic benefit cost	$2,327	5,483	3,074	6,330	4,364	2,431

The following table presents the assumptions used to determine our benefit obligations and net periodic pension and other postretirement benefit costs:

	Pension benefits			Other postretirement benefits

June 30,	2005	2004	2003	2005	2004	2003

Assumptions:
Weighted average used to determine benefit obligations at June 30:
Discount rates for pension plans may vary between foreign subsidiaries	4.2% to 4.75%	5.0% to 5.5%	5.5% to 6.0%	5.1%	6.2%	5.9%
Rate of compensation increase for pension plans may vary between foreign subsidiaries	2.0% to 3.0%	2.0% to 4.5%	2.0% to 2.3%	4.0%	4.0%	4.0%
Weighted average used to determine net periodic benefit cost at June 30:
Discount rates for pension plans may vary between foreign subsidiaries	4.2% to 4.75%	5.0% to 5.5%	5.5% to 6.0%	6.2%	5.9%	7.3%
Expected long-term return on plan assets	5.5%	5.5%	5.5%	---	---	---
Rate of compensation increase for pension plans may vary between foreign subsidiaries	2.0% to 3.0%	2.0% to 4.5%	2.0% to 2.3%	4.0%	4.0%	4.0%

We rely on historical long-term rates of return by asset class, the current long-term U.S. Treasury bond rate, and the current and expected asset allocation strategy to determine the expected long-term rate of return assumptions.

Note 13 - Business Segment Data

We design, manufacture and market high-quality audio products and electronic systems. We organize our businesses into reporting segments by the end-user markets served. Our chief operating decision maker evaluates performance and allocates resources based on net sales, operating income and working capital in each of the reporting segments. We report on the basis of three segments: Automotive, Consumer and Professional. In prior years, the Automotive and Consumer segments were combined and reported as the Consumer Systems Group.

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

Net sales to DaimlerChrysler accounted for approximately 25.5%, 28.5% and 25.9% of consolidated net sales for the years ended June 30, 2005, 2004 and 2003, respectively. Accounts receivable due from DaimlerChrysler accounted for 21.7% and 22.4% of total consolidated accounts receivable at June 30, 2005 and 2004, respectively.

Net sales to BMW accounted for approximately 10.9%, 12.8% and 10.4% of consolidated net sales for the years ended June 30, 2005, 2004 and 2003, respectively. Accounts receivable due from BMW accounted for 8.2% and 7.7% of total consolidated accounts receivable at June 30, 2005 and 2004, respectively.

Our Consumer segment designs, manufactures and markets audio, video and electronic systems for home, computer and multimedia applications. Our Consumer home products and systems are marketed worldwide under brand names including JBL, Infinity, Harman/Kardon, Lexicon, Mark Levinson and Revel. Our audio and electronic products are offered through audio/video specialty and retail chain stores. Our branded audio products for computer and multimedia applications are focused on retail customers with products designed to enhance sound for computers, iPods and other MP3 players.

The Professional Group designs, manufactures and markets loudspeakers and electronic systems used by audio professionals in concert halls, stadiums, airports and other buildings and for recording, broadcast, cinema and music reproduction applications. Our Professional products are marketed worldwide under brand names including JBL, Professional, AKG, Crown, Soundcraft, Lexicon, Digitech, dbx and Studer. We provide high-quality products to the sound reinforcement, music instrument support and broadcast and recording segments of the professional audio market. We offer complete systems solutions for professional installations and users around the world.

In fiscal 2005, we began reporting on the basis of three segments: Automotive, Consumer and Professional. In prior years, the Automotive and Consumer segments were combined and reported as the Consumer Systems Group. For the three years ended June 30, 2005, 2004 and 2003, the segment information below is presented to reflect the changes to our reporting segments. Other primarily includes activity related to our corporate accounts.

The following table reports net sales, operating income (loss), assets, capital expenditures and depreciation and amortization by the new reporting segments:

	Years Ended June 30,

($000s omitted)	2005	2004	2003

Net sales:
Automotive	$2,125,566	1,873,047	1,382,676
Consumer	418,347	356,611	399,845
Professional	486,976	481,716	445,998

Total	$3,030,889	2,711,374	2,228,519

Operating income (loss):
Automotive	$348,077	308,923	212,596
Consumer	26,715	(13,029)	(21,799)
Professional	45,498	9,892	14,998
Other	(69,309)	(51,321)	(38,901)

Total	$350,981	254,465	166,894

Assets:
Automotive	$1,445,943	1,214,768	967,250
Consumer	233,482	208,254	249,150
Professional	250,931	269,812	292,086
Other	256,847	295,976	195,172

Total	$2,187,203	1,988,810	1,703,658

Capital expenditures:
Automotive	$138,373	107,448	89,339
Consumer	8,037	7,895	9,278
Professional	24,035	19,838	15,597
Other	1,881	312	1,123

Total	$172,326	135,493	115,337

Depreciation and amortization:
Automotive	$87,445	69,650	47,498
Consumer	9,602	18,215	24,150
Professional	19,073	15,706	14,246
Other	2,545	2,461	2,651

Total	$118,665	106,032	88,545

Below we present sales, long-lived assets and net assets by geographic area as of and for the years ended June 30, 2005, 2004 and 2003. Net sales are attributable to geographic areas based upon the location of the business unit executing the sale.

	Years Ended June 30,

($000s omitted)	2005	2004	2003

Net sales:
U.S.	$633,780	645,762	645,542
Germany	1,335,720	1,149,862	808,876
Other Europe	573,133	468,222	377,497
Other	488,256	447,528	396,604

Total	$3,030,889	2,711,374	2,228,519

Long-lived assets:
U.S.	$303,806	244,658	214,735
Germany	412,979	402,330	349,858
Other Europe	118,651	114,639	132,534
Other	168,474	23,148	38,907

Total	$1,003,910	784,775	736,034

Net Assets
U.S.	$23,706	176,847	280,286
Germany	632,383	462,439	319,556
Other Europe	211,759	194,724	15,567
Other	193,100	40,986	40,376

Total	$1,060,948	874,996	655,785

Note 14 - Commitments and Contingencies

In September 2004, we paid $12.0 million to purchase assets previously held by the lessor under an expiring five-year operating lease. In December 2004, we paid an additional $16.4 million for certain machinery and equipment held under an operating lease that was scheduled to expire in March 2006. We have no further obligations under these operating lease agreements.

At June 30, 2005, we were involved in several legal actions. The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial position or results of operations. In the quarter ended December 31, 2004, we recorded a $6 million liability for probable unasserted claims. There was no change in the status of these claims at June 30, 2005.

At June 30, 2005, our Board of Directors had authorized the repurchase of up to 16.0 million shares of common stock. Through June 30, 2005, we had acquired and placed in treasury 14,459,482 shares of our common stock at a total cost of $318.2 million. We expect future share repurchases to be funded primarily with cash generated by operations. In August 2005, the Board authorized the purchase of up to an additional 4 million shares, bringing the total authorized to 20 million shares.

In June 2004, our Board of Directors approved the repurchase of up to $225 million principal amount of our outstanding senior notes beginning in fiscal 2005. During fiscal 2005, we repurchased $49.9 million principal amount of these notes. For the twelve months ended June 30, 2005, miscellaneous expenses include a $3.0 million charge for repurchase premiums, net of gains from associated interest swap contracts that were unwound in connection with the repurchase of our senior notes.

Note 15- Derivatives

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

At June 30, 2005, we had contracts maturing through June 2006 to purchase and sell the equivalent of approximately $88.4 million of various currencies to hedge future foreign currency purchases and sales. We recognized approximately $2.7 million in net losses from cash flow hedges of forecasted foreign currency transactions in fiscal 2005 compared to $7.2 million in net losses in the same period last year. At June 30, 2005, the amount that is expected to be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months that is associated with these hedges is a gain of approximately $5.5 million. This amount also represents the fair market value of foreign currency forward contracts at June 30, 2005.

In December 2004, we terminated an operating lease that was due to expire in March 2006. As a result of this termination, we settled our cross currency swap contracts that hedged this operating lease. During the twelve months ended June 30, 2005, we reported a $6.1 million loss from the settlement of these swap contracts in other operating expenses.

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

In December 2003, we purchased and retired $10 million of our 7.32 percent senior notes, reducing both the senior notes and the interest swap contract from $150 million to $140 million. In September 2004, we purchased and retired $49.9 million of our 7.125 percent senior notes, reducing the balance from $220.6 million to $171.2 million and reducing the associated interest rate swap contract from $200 million to $170 million.

The objective of these interest rate swap contracts is to offset changes in the fair value of our fixed-rate debt caused by interest rate fluctuations. The interest rate swap contracts are carried at fair value in our consolidated balance sheet and the related hedged portion of fixed-rate debt is carried at the remaining principal due net of the valuation adjustment for the change in fair value of the debt obligation attributable to the hedged risk. The cumulative valuation adjustment at June 30, 2005, was a positive $7.5 million. This amount also represents the fair market value of our interest rate swap contracts at June 30, 2005.

Changes in the fair value of the interest rate swap contracts and the offsetting changes in the carrying value of the hedged fixed-rate debt are recognized in interest expense in our consolidated statement of operations.

As of June 30, 2005, we had contracts maturing through June 2006 to purchase and sell the equivalent of $60.2 million of various currencies to hedge foreign currency denominated loans to foreign subsidiaries. These loans are of a long-term investment nature. Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans. At June 30, 2005, the market value on these contracts was a positive $0.5 million.

Note 16-Acquisitions

On November 30, 2004, we acquired QNX Software Systems Ltd, which is headquartered in Ottawa, Canada. QNX is a provider of real time operating system software, development tools, and services for embedded design systems. Our Infotainment Systems utilize the QNX operating system and the acquisition will allow the optimization of our software by fully integrating the operating system, the basis framework and the applications.

The purchase price, net of cash acquired was $139 million. Of this amount, $111 million was paid in cash and $28 million was paid to an escrow account to be released to the sellers upon the expiration of certain indemnification obligations and the fulfillment of certain employee service obligations. Compensation expense is being recorded for approximately one-half the escrow amount over the employee service period. During the quarter ended June 30, 2005, the purchase price allocation was finalized. Approximately $110 million was allocated to goodwill and $5 million was allocated to amortizable intangibles.

The acquisition of QNX is expected to reduce our earnings per share by approximately $0.04 per quarter for the next two to three years. The acquisition of QNX is not material to our consolidated financial statements.

Note 17-Earnings Per Share Information

	Years Ended June 30,

($000s omitted except per share amounts)	2005		2004		2003

	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income	$232,848	232,848	157,883	157,883	105,428	105,428

Shares of common stock outstanding	67,120	67,120	65,779	65,779	64,688	64,688
Employee stock options	---	3,279	---	3,708	---	3,360

Total average equivalent shares	67,120	70,399	65,779	69,487	64,688	68,048

Earnings per share	$3.47	3.31	2.40	2.27	1.63	1.55

For all periods presented, share and per share amounts have been restated to reflect the two-for-one stock split in November 2003.

Certain options were outstanding and not included in the computation of diluted net earnings per share because the assumed exercise of these options would have been antidilutive. Options to purchase 385,275 shares of Harman common stock with exercise prices ranging from $75.22 to $126.94 per share at June 30, 2005 were outstanding and not included in the computation of diluted earnings per share because the exercise of these options would have been antidilutive.

Options to purchase 498,889 shares of Harman common stock with exercise prices ranging from $50.03 to $75.22 per share were not included at June 30, 2004; options to purchase 1,050,994 shares with exercise prices ranges from $24.11 to $28.94 per share were not included at June 30, 2003, in each case because the exercise of these options would have been antidilutive.

Note 18- Quarterly Summary of Operations (unaudited)

The following is a summary of operations by quarter for fiscal 2005 and 2004:

($000s omitted except per share amounts)	Three months ended

Fiscal 2005	September 30	December 31	March31	June 30

Net sales	$691,706	788,587	742,564	808,032
Gross profit	$221,399	278,490	249,992	281,821
Net income	$33,672	65,425	63,516	70,235
Earnings per share – basic	$0.51	0.97	0.94	1.05
Earnings per share – diluted	$0.48	0.92	0.90	1.01

Fiscal 2004

Net sales	$597,294	691,611	690,432	732,037
Gross profit	$180,871	219,314	228,951	259,456
Net income	$19,777	41,472	43,665	52,969
Earnings per share – basic*	$0.30	0.63	0.66	0.80
Earnings per share – diluted*	$0.29	0.60	0.63	0.76

*  Per share amounts have been adjusted for stock split in November 2003. Quarters may not add to full year due to changes in shares outstanding.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Under the supervision and with the participation of our management, including the Executive Chairman, Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10‑K. Based on that evaluation, our Executive Chairman, Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions.

Change in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities and Exchange Commission under the Securities Act of 1934) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part III

Item 10.  Directors and Executive Officers of the Registrant

Certain information required by Part III, Item 10 with respect to our directors is incorporated by reference to the information included under the caption "Election of Directors" in our Proxy Statement for the 2005 Annual Meeting of Shareholders. Information required by Item 10 with respect to our executive officers is included in Part I of this report.

The information required by Part III, Item 10 with respect to compliance with Section 16 of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the information included under the caption "Section16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2005 Annual Meeting of Shareholders.

The information required by Part III, Item 10 with respect to our audit committee and our audit committee financial expert is set forth in our Proxy Statement for the 2005 Annual Meeting of Shareholders in the first paragraph under the caption “The Board, its Committees and its Compensation – Audit Committee,” which paragraph is incorporated herein by reference.

The information required by Part III, Item 10 with respect to our Code of Ethics for Executive and Financial Officers and Directors is posted on our website in the Investor Relations section under Corporate Governance – “Code of Ethics for Senior Management and the Board.” We will post information regarding any amendment to, or waiver from, our Code of Ethics for Executive and Financial Officers and Directors on our website in the Investor Relations section under Corporate Governance.

Item 11.  Executive Compensation

The information required by Part III, Item 11 is incorporated by reference to the information provided under the captions “Compensation of Executive Officers” and "The Board, its Committees and its Compensation – Director Compensation” in our Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by Part III, Item 12 is incorporated by reference to the information provided under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions

The information required by Part III, Item 13 is incorporated by reference to the information provided under the caption “Compensation of Executive Officers – Certain Relationships and Related Transactions” in our Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 14.   Principal Accountant Fees and Services

The information required by Part III, Item 14 with respect to the fees and services of KPMG LLP, our independent auditor, is incorporated by reference to the information included under the caption “Independent Auditor” in our Proxy Statement for the 2005 Annual Meeting of Shareholders.

Part IV

Item 15.   Exhibits and Financial Statement Schedules

The following consolidated financial statements are filed as part of this report under “Part II, Item 8 – Financial Statements and Supplementary Data”:

	Financial Statement Schedules:	Page

	Management’s Report on Internal Control over Financial Reporting	33
	Reports of Independent Registered Public Accounting Firm	34
	Consolidated Balance Sheets as of June 30, 2005 and 2004	36
	Consolidated Statements of Operations for the years ended June 30, 2005, 2004 and 2003	37
	Consolidated Statements of Cash Flows for the years ended June 30, 2005, 2004 and 2003	38
	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended June 30, 2005, 2004 and 2003	39
	Notes to Consolidated Financial Statements.	40

	Financial Statement Schedules:
	Schedule II - Consolidated Valuation and Qualifying Accounts and Reserves.	68
	(Schedules I, III, IV and V are not applicable and have therefore been omitted.)

	Exhibits:
3.1

Restated Certificate of Incorporation of the Company, as amended. (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, Commission File No. 001-09764, and hereby incorporated by reference)

3.2

By-Laws of the Company, as amended, dated June 10, 2004. (filed as Exhibit 3.2 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2004, Commission File No. 001-09764, and hereby incorporated by reference)

4.3

Rights Agreement, dated as of December 13, 1999, between the Company and ChaseMellon Shareholder Services, L.L.C., as rights agent (including a Form of Certificate of Designation of Series A Junior Participating Preferred Stock, a Form of Right Certificate and a Summary of Rights to Purchase Preferred Stock). (filed as Exhibit 4.1 to the Form 8‑A filed with the Commission on December 16, 1999, Commission File No. 001-09764, and hereby incorporated by reference)

4.4

Certificate of Designation of Series A Junior Participating Preferred Stock of the Company, dated January 11, 2000. (filed as Exhibit 4.3 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000, Commission File No. 001-09764, and hereby incorporated by reference)

4.5

Amended and Restated Indenture, dated July 1, 1997, between the Company and PNC Bank, National Association, as trustee. (filed as Exhibit 10.63 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, Commission File No. 001-09764, and hereby incorporated by reference)

4.6

Indenture, dated as of February 19, 2002, between the Company and J.P. Morgan Trust Company, National Association, as trustee. (filed as Exhibit 4.5 to the Registration Statement on Form S-4 (Reg. No. 333-83688) filed with the Commission on March 4, 2002, and hereby incorporated by reference)

10.1

Multi-Currency, Multi-Option Credit Agreement, dated June 28, 2005, among the Company and the several lenders named therein (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on June 30, 2005, Commission File No. 001-09764, and hereby incorporated by reference)

10.2

Lease Agreement, dated as of April 28, 1988, by and between Harman International Business Campus Joint Venture and Harman Electronics, Inc. (filed as Exhibit 10.23 to the Annual Report on Form 10‑K for the fiscal year ended June 30, 1988, Commission File No. 001-09764, and hereby incorporated by reference)

10.3

First Amendment to the Lease Agreement by and between Harman International Business Campus Joint Venture and JBL, Inc., dated October 1995. (filed as Exhibit 10.58 to the Annual Report on Form 10‑K for the fiscal year ended June 30, 1996, Commission File No. 001-09764, and hereby incorporated by reference)

10.4

Lease, dated as of June 18, 1987, between Harman International Business Campus Joint Venture and JBL Inc. (filed as Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended June 30, 1987, Commission File No. 001-09764, and hereby incorporated by reference)

10.5

First Amendment to the Lease Agreement by and between Harman International Business Campus Joint Venture and Harman Electronics, Inc., dated October 1995. (filed as Exhibit 10.57 to the Annual Report on Form 10‑K for the fiscal year ended June 30, 1996, Commission File No. 001-09764, and hereby incorporated by reference)

10.6

Guaranty, dated as of June 18, 1987, by the Company of Lease, dated as of June 18, 1987, between Harman International Business Campus Joint Venture and JBL Inc. (filed as Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended June 30, 1987, Commission File No. 001-09764, and hereby incorporated by reference)

10.7

Share Purchase Agreement, dated October 26, 2004, among Harman Canada Co. and certain shareholders of QNX Software Systems Ltd. (filed as Exhibit 10-1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, Commission File No. 001-09764, and hereby incorporated by reference)

10.8

Harman International Industries, Incorporated 1987 Executive Incentive Plan. (filed as Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended June 30, 1988, Commission File No. 001-09764, and hereby incorporated by reference)**

10.9

Harman International Industries, Incorporated 1992 Incentive Plan, as amended and restated. (filed as Exhibit B to the Company’s 1999 Proxy Statement, Commission File No. 001-09764, and hereby incorporated by reference) **

10.10

Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan. (filed as Exhibit B to the Company’s 2002 Proxy Statement, Commission File No. 001-09764, and hereby incorporated by reference) **

10.11	Form of Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan Nonqualified Stock Option Agreement for Non-Officer Directors. **+
10.12

Form of Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan Incentive Stock Option Agreement for Officers and Key Employees. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on August 22, 2005, Commission File No. 001-09764, and hereby incorporated by reference) **

10.13

Form of Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan Nonqualified Stock Option Agreement for Officers and Key Employees. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on August 22, 2005, Commission File No. 001-09764, and hereby incorporated by reference) **

10.14

Form of Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan Restricted Stock Agreement for Officers and Key Employees. (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on August 22, 2005, Commission File No. 001-09764, and hereby incorporated by reference) **

10.15

Harman International Industries, Incorporated 2002 Key Executive Officers Bonus Plan. (filed as Exhibit A to the Company’s 2002 Proxy Statement, Commission File No. 001-09764, and hereby incorporated by reference) **

10.16

Harman International Industries, Incorporated Supplemental Executive Retirement Plan, as amended and restated as of October 1, 1999. (filed as Exhibit 10.27 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000, Commission File No. 001-09764, and hereby incorporated by reference) **

10.17

Amendment No. 1 to the Harman International Industries, Incorporated Supplemental Executive Retirement Plan, dated September 24, 2002. (filed as Exhibit 10.5 to the Quarterly Report on Form 10‑Q for the quarter ended December 31, 2002, Commission File No. 001-09764, and hereby incorporated by reference) **

10.18

Benefit Agreement under the Supplemental Executive Retirement Plan between Bernard A. Girod and the Company, dated June 22, 2000. (filed as Exhibit 10.72 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000, Commission File No. 001-09764, and hereby incorporated by reference) **

10.19

Benefit Agreement under the Supplemental Executive Retirement Plan between Frank Meredith and the Company, dated June 21, 2000. (filed as Exhibit 10.74 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000, Commission File No. 001-09764, and hereby incorporated by reference) **

10.20

Harman International Industries, Inc. Deferred Compensation Plan, effective June 1, 1997. (filed as Exhibit 4 to the Registration Statement on Form S-8 (Reg. No. 333-28793) filed with the Commission June 9, 1997, and hereby incorporated by reference) **

10.21

Amendment No. 1 to the Harman International Industries, Inc. Deferred Compensation Plan dated October 1, 1999. (filed as Exhibit 10.46 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000, Commission File No. 001-09764, and hereby incorporated by reference) **

10.22

Amendment No. 2 to the Harman International Industries, Inc. Deferred Compensation Plan, effective December 16, 2003. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, Commission File No. 001-09764, and hereby incorporated by reference) **

10.23

Employment Agreement between the Company and Dr. Erich A. Geiger, effective as of July 1, 2003. (filed as Exhibit 10.27 to the Annual Report on form 10-K for the fiscal year ended June 30, 2003, Commission File No. 001-09764, and hereby incorporated by reference) **

10.24

Amendment to Employment Agreement between the Company and Dr. Erich A. Geiger,effective as of August 1, 2004. (filed as Exhibit 10.24 to the Annual Report on form 10-K for the fiscal year ended June 30, 2004, Commission File No. 001-09764, and hereby incorporated by reference) **

10.25

Employment Agreement between the Company and William S. Palin, dated as of October 24, 2003. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, Commission File No. 001-09764, and hereby incorporated by reference) **

10.26

Restricted Stock Agreement between the Company and Dr. Erich A. Geiger, dated effective August 15, 2001. (filed as Exhibit 10.4 to the Quarterly Report on Form 10‑Q for the quarter ended December 31, 2002, Commission File No. 001-09764, and hereby incorporated by reference) **

10.27

Form of Severance Agreement between the Company and each of Sidney Harman, Bernard A. Girod, and Frank Meredith. (filed as Exhibit 10.71 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000, Commission File No. 001-09764, and hereby incorporated by reference) **

21.1	Subsidiaries of the Company. +
23.1	Consent of Independent Registered Public Accounting Firm. +
31.1	Certification of Sidney Harman filed pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002. +
31.2	Certification of Bernard A. Girod filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
31.3	Certification of Kevin L. Brown filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
32.1	Certification of Sidney Harman, Bernard A. Girod and Kevin L. Brown filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

**      Management contract, compensatory plan or arrangement.
+        Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED

Date: September 7, 2005	By:	/s/ Bernard A. Girod

Bernard A. Girod
Vice Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Harman International on September 7, 2005 in the capacities indicated below.

/s/ Sidney Harman	Executive Chairman of the Board

Sidney Harman

/s/ Bernard A. Girod	Vice Chairman of the Board and Chief Executive Officer

Bernard A. Girod	(Principal Executive Officer)

/s/ Frank Meredith	Executive Vice President, Chief Operating Officer,

Frank Meredith	Secretary and Director

/s/ Kevin L. Brown	Vice President, Chief Financial Officer and Assistant Secretary

Kevin L. Brown	(Principal Financial Officer)

/s/ Sandra B. Robinson	Vice President - Financial Operations and Chief Accounting Officer

Sandra B. Robinson	(Principal Accounting Officer)

/s/ Shirley M. Hufstedler	Director

Shirley M. Hufstedler

/s/ Ann McLaughlin Korologos	Director

Ann McLaughlin Korologos

/s/ Edward H. Meyer	Director

Edward H. Meyer

/s/ Stanley A. Weiss	Director

Stanley A. Weiss

Schedule II

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
Valuation and Qualifying Accounts and Reserves
Years Ended June 30, 2005, 2004 and 2003
($000s omitted)

Classification	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts describe (1)	Deductions	Balance at end of period

Year ended June 30, 2003
Allowance for doubtful accounts	$18,211	6,512	2,187	13,125	13,785

Year ended June 30, 2004
Allowance for doubtful accounts	$13,785	3,751	233	9,112	8,657

Year ended June 30, 2005
Allowance for doubtful accounts	$8,657	2,516	78	2,276	8,975

(1)  Net effect of acquisitions, dispositions and foreign currency translation.