Form 10-Q
period 2005-09-30
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2005-11-03
CIK 800459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              [X] Yes                [  ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).              [X] Yes                [  ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).              [  ] Yes                [X] No

As of October 31, 2005, 65,864,001 shares of common stock, par value $.01, were outstanding.

Harman International Industries, Incorporated and Subsidiaries
Form 10-Q

The page numbers in this Table of Contents reflect actual page numbers, not EDGAR page tag numbers.

References to “Harman International,” the "Company," "we," "us," and "our" in this Form 10-Q refer to Harman International Industries, Incorporated and its subsidiaries unless the context requires otherwise.

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Condensed Consolidated Balance Sheets
Harman International Industries, Incorporated and Subsidiaries
($000s omitted except share amounts)
(Unaudited)

	September 30,	June 30,

	2005	2005

Assets
Current assets
Cash and cash equivalents	$278,917	291,214
Receivables (less allowance for doubtful accounts of $8,713
at September 30, 2005 and $8,975 at June 30, 2005)	428,683	433,041
Inventories	331,710	312,950
Other current assets	158,767	146,088

Total current assets	1,198,077	1,183,293

Property, plant and equipment, net	482,133	491,619
Goodwill	348,141	345,071
Other assets	162,743	167,220

Total assets	$2,191,094	2,187,203

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$2,170	2,593
Current portion of long-term debt	2,969	533
Accounts payable	222,218	274,145
Accrued liabilities	355,508	345,941
Income taxes payable	109,472	105,858

Total current liabilities	692,337	729,070

Borrowings under revolving credit facility	65,000	---
Senior long-term debt	324,508	330,791
Other non-current liabilities	71,011	66,394

Shareholders’ equity
Preferred stock, $.01 par value. Authorized 5,000,000 shares; none issued and outstanding	---	---
Common stock, $.01 par value. Authorized 200,000,000 shares; issued 81,276,533 at September 30, 2005 and 81,122,026 at June 30, 2005	812	811
Additional paid-in capital	457,700	455,158
Accumulated other comprehensive income (loss):
Unrealized gain on hedging derivatives	6,048	5,548
Minimum pension liability adjustment	(14,132)	(14,147)
Cumulative foreign currency translation adjustment	36,068	39,702
Retained earnings	945,236	892,096
Less common stock held in treasury (15,356,582 shares at September 30, 2005 and 14,459,482 at June 30, 2005)	(393,494)	(318,220)

Total shareholders’ equity	1,038,238	1,060,948

Total liabilities and shareholders’ equity	$2,191,094	2,187,203

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations Harman International Industries, Incorporated and Subsidiaries (000s omitted except share and per share amounts) (Unaudited)
	Three months ended
	September 30,

	2005	2004

Net sales	$754,648	691,706

Cost of sales	488,353	470,307

Gross profit	266,295	221,399

Selling, general and administrative expenses	188,102	159,474

Operating income	78,193	61,925

Other expense:
Interest expense, net	3,839	3,367
Miscellaneous, net	614	3,515

Income before income taxes	73,740	55,043

Income tax expense	19,773	21,371

Net income	$53,967	33,672

Basic earnings per share	$0.82	0.51

Diluted earnings per share	$0.79	0.48

Weighted average shares outstanding – basic	66,117	66,194

Weighted average shares outstanding – diluted	68,477	70,227

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
Harman International Industries, Incorporated and Subsidiaries
($000s omitted)
(Unaudited)

	Three months ended
	September 30,

	2005	2004

Cash flows from operating activities:
Net income	$53,967	33,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,571	27,416
(Gain)/loss on disposition of assets	(52)	146
Stock option expense	3,879	3,691

Changes in working capital, net of acquisition/disposition effects:
Decrease (increase) in:
Receivables	3,724	3,480
Inventories	(20,117)	(26,372)
Other current assets	(13,531)	(5,483)
Increase (decrease) in:
Accounts payable	(51,631)	(51,697)
Accrued liabilities	15,236	28,657
Income taxes payable	4,366	18,035
Other operating activities	2,793	13,348

Net cash provided by operating activities	$31,205	44,893

Cash flows from investing activities:
Payment for purchase of companies, net of cash acquired	$(7,522)	(1,955)
Proceeds from asset dispositions	202	501
Capital expenditures	(21,392)	(37,966)
Sale of investments	---	17,400
Other items, net	(1,332)	2,894

Net cash used in investing activities	$(30,044)	(19,126)

Cash flows from financing activities:
Net decrease in short-term borrowings	$(414)	---
Net borrowings under revolving credit facility	65,000	---
Net increase (decrease) in long-term debt	(80)	438
Repayment of long-term debt	---	(49,921)
Repurchase of common stock	(75,273)	---
Dividends paid to shareholders	(827)	(826)
Exercise of stock options	(1,337)	4,800

Net cash used in financing activities	$(12,931)	(45,509)

Effect of exchange rate changes on cash	(527)	2,028

Net decrease in cash and cash equivalents	$(12,297)	(17,714)
Cash and cash equivalents at beginning of period	291,214	286,708

Cash and cash equivalents at end of period	$278,917	268,994

Supplemental disclosure of cash flow information:
Interest paid	$6,160	4,770
Income taxes paid	$13,452	2,408

Supplemental schedule of non-cash investing activities:
Fair value of assets acquired	$9,258	---
Cash paid for the assets	6,133	---

Liabilities assumed	$3,125	---

See accompanying notes to condensed consolidated financial statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Unaudited

Note 1.  Basis of Presentation

Our unaudited, condensed consolidated financial statements at September 30, 2005 and for the three months ended September 30, 2005 and 2004, have been prepared pursuant to rules and regulations of the Securities and Exchange Commission.  These unaudited condensed consolidated financial statements do not include all information and footnote disclosures included in our audited financial statements.  In the opinion of management, the accompanying unaudited, condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows for the periods presented.  Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2006 due to seasonal, economic and other factors.

Where necessary, information for prior periods has been reclassified to conform to the consolidated financial statement presentation for the corresponding periods in the current fiscal year.

These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

Note 2.  Inventories

Inventories consist of the following:

	September 30,	June 30,

($000s omitted)	2005	2005

Finished goods	$140,850	132,426
Work in process	41,660	48,083
Raw materials	149,200	132,441

Total	$331,710	312,950

Inventories are stated at the lower of cost or market.  Cost is determined principally by the first-in, first-out method.  The valuation of inventory requires us to make judgments and estimates regarding obsolete, damaged or excess inventory as well as current and future demand for our products.  The estimates of future demand along with analysis of usage data that we use in the valuation of inventory are the basis for our inventory reserves and have an effect on our results of operations.  We calculate inventory reserves using a combination of a lower of cost or market analysis, an analysis of historical usage data and forecast demand data.  Lower of cost or market analysis is typically applied to those items of inventory that represent a substantial portion of the total value of inventory on-hand.  The high-value units typically represent a small percentage of the total inventory items, so identification of obsolescence or valuation reserve requirements for the balance of the inventory on-hand is accomplished using either historical or forecast usage to identify slow-moving or obsolete items.

Note 3.  Warranty Liabilities

We warrant our products to be free from defects in materials and workmanship for a period ranging from 90 days to five years from the date of purchase, depending on the product.  The warranty is a limited warranty, and it imposes certain shipping costs on the customer and excludes deficiencies in appearance except for those evident when the product is delivered.  Our dealers normally perform warranty service for loudspeakers and electronics in the field, using parts we supply on an exchange basis.  Estimated warranty liabilities are based upon past experience with similar types of products, the technological sophistication of certain products, replacement cost and other factors.  We take these factors into consideration when assessing the adequacy of our warranty provisions for periods still open to claim.

Details of the estimated warranty liability are as follows:

	Three months ended
	September 30,

($000s omitted)	2005	2004

Beginning balance (June 30)	$48,582	40,745
Warranty provisions	11,521	5,391
Warranty payments (cash or in-kind)	(7,681)	(7,412)

Ending balance	$52,422	38,724

The warranty liability is included in accrued liabilities.

Note 4.  Comprehensive Income

The components of comprehensive income (loss) are as follows:

	Three months ended
	September 30,

($000s omitted)	2005	2004

Net income	$53,967	33,672
Other comprehensive income (loss):
Foreign currency translation	(3,634)	11,336
Unrealized gains on hedging	500	1,875
Minimum pension liability adjustment	15	(1)

Total other comprehensive income	$50,848	46,882

The components of accumulated other comprehensive income (loss) as of September 30, 2005 and June 30, 2005 and the activity for the three months ended September 30, 2005 are presented below:

			Cumulative
	Unrealized	Minimum	foreign	Accumulated
	gain on	pension	currency	other
	hedging	liability	translation	comprehensive
($000s omitted)	derivatives	adjustment	adjustment	income (loss)

June 30, 2005	$5,548	(14,147)	39,702	31,103
Foreign currency translation adjustments	---	---	(3,634)	(3,634)
Change in fair value of foreign currency cash flow hedges	500	---	---	500
Minimum pension liability adjustment	---	15	---	15

September 30, 2005	$6,048	(14,132)	36,068	27,984

Note 5.  Earnings Per Share

The following table presents the calculation of basic and diluted earnings per common share outstanding:

	Three months ended September 30,

(000s omitted except per share amounts)	2005		2004

	Basic	Diluted	Basic	Diluted

Net income	$53,967	53,967	33,672	33,672

Weighted average shares outstanding	66,117	66,117	66,194	66,194
Employee stock options	---	2,360	---	4,033

Total weighted average shares outstanding	66,117	68,477	66,194	70,227

Earnings per share	$0.82	0.79	0.51	0.48

Certain options were outstanding and not included in the computation of diluted earnings per share because the assumed exercise of these options would have been antidilutive.  Options to purchase 751,265 shares of our common stock with exercise prices ranging from $75.22 to $126.94per share during the quarter ended September 30, 2005, were outstanding and not included in the computation of diluted earnings per share because the exercise of these options would have been antidilutive.

Options to purchase 480,815 shares of our common stock at prices ranging from $75.22 to $98.62 per share during the quarter ended September 30, 2004 were outstanding and not included in the computation of diluted earnings per share because the exercise of these options would have been antidilutive.

Note 6.  Stock Options

Effective July 1, 2005, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Accounting for Stock Based Compensation.”  Under SFAS No. 123R, our compensation expense is recognized based on the estimated fair value of stock options and similar equity instruments awarded to employees. The impact of adopting SFAS No. 123R was immaterial to the results of our operations.  We have been expensing stock options in accordance with SFAS No. 123 since July 1, 2002.  The primary impact of SFAS No. 123R was on our disclosure and certain calculations as we now are required to use estimated forfeitures rather than actual forfeitures as we had prior to the adoption of SFAS No. 123R.

On September 30, 2005, we had one share-based compensation plan with shares available for future grants, which is described below.  The compensation cost that has been charged against income for stock based compensation was $3.9 million and $3.7 million for the quarters ended September 30, 2005 and September 30, 2004, respectively.  The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1.1 million and $1.0 million for the quarters ended September 30, 2005 and September 30, 2004, respectively.

Share Option Plan

Our 2002 Option Plan (the Plan), which was approved by our shareholders, permits the grant of stock options, stock appreciation rights and restricted stock to employees for up to 6 million shares of our common stock.  These shares may be issued as original issuances, treasury shares or a combination of both.  We believe that such awards better align the interests of our employees with those of our shareholders.  Option awards are granted with an exercise price equal to the market price of our stock at the date of the grant.  The option awards generally vest over five years of continuous service commencing one year from the date of the grant, and expire after ten years.  We also have shares outstanding from our 1987 Plan which will be issued as original issuances (102,000 shares expiring on September 5, 2006) and from our 1992 Plan which can be issued as original issuances or treasury shares or a combination of both (3,098,685 shares with expiration dates ranging from November 2, 2005 to November 8, 2012).  Both of these plans were approved by our shareholders and have no shares available for grant at September 30, 2005.

The fair value of each option award is estimated using the Black-Scholes option valuation model which uses the assumptions noted in the following table.  Expected volatilities are based on actual historical trading prices of our common stock.  We use historical data to estimate option exercises and employee terminations within the valuation model.  The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding.  The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	September 30,
	2005	2004

Expected volatility	38%	41%
Expected annual dividend	$0.05	$0.05
Expected term (in years)	4.24	6.13
Risk-free rate	3.9%	3.69%

A summary of option activity under the Plan as of September 30, 2005 is presented below:

				Aggregate
				intrinsic value
		Weighted	Weighted	at closing
		average	average	stock price
	Shares	exercise	remaining	$102.27
	(000)	price	term (years)	(000)

Outstanding at June 30, 2005	4,624	$32.08
Granted	536	$82.00
Exercised	214	$21.03
Cancelled	31	$29.05

Outstanding at September 30, 2005	4,915	$38.02	6.36	$315,789

Exercisable	2,775	$20.63	4.85	$226,551

The weighted average grant date fair value of options granted in the three months ended September 30, 2005 and 2004 was $29.08 and $44.43, respectively.  The total intrinsic value of options exercised during the quarters ended September 30, 2005 and 2004 was $16.9 million and $36.7 million, respectively.

As of September 30, 2005 there was $36.0 million of total unrecognized compensation cost related to unvested share based compensation arrangements granted under the plans.  That cost is expected to be recognized over the next five years.  The total fair value of shares vested during the quarters ended September 30, 2005 and 2004 was $3.9 million and $4.3 million,respectively.

The following table illustrates the effect on net income and earnings per share in fiscal 2005, as reported, if we had applied the fair value recognition provisions of SFAS No. 123R, "Accounting for Stock-Based Compensation" to all of our outstanding and unvested awards at September 30, 2004:

September 30,
($000s omitted except per share amounts)	2004

Reported net income	$33,672

Add: Stock-based employee compensation expense included in net income, net of tax	2,666

Deduct: Stock-based employee compensation expense determined under fair value-based method, net of tax	3,152

Net income, pro forma	$33,186

Basic earnings per share, as reported	$0.51
Basic earnings per share, pro forma	0.50

Diluted earnings per share, as reported	$0.48
Diluted earnings per share, pro forma	0.47

The provisions of SFAS No. 123R have been reflected in our financial statements at September 30, 2005.

Note 7.  Business Segment Data

We design, manufacture and market high-quality audio products and electronic systems.  We organize our businesses into reporting segments by the end-user markets served.  Our chief operating decision makers evaluate performance and allocate resources based on net sales, operating income and working capital in each of the reporting segments.  We report on the basis of three segments:  Automotive, Consumer and Professional.  Prior to fiscal 2005, the Automotive and Consumer segments were combined and reported as the Consumer Systems Group.

Our Automotive segment designs, manufactures and markets audio, electronic and Infotainment Systems for vehicle applications primarily to be installed as original equipment by automotive manufacturers.  Our automotive products and systems are marketed worldwide under brand names including JBL, Infinity, Harman/Kardon, Becker, Lexicon, Logic7 and Mark Levinson.  Our premium branded audio, video, navigation and Infotainment Systems are offered to automobile manufacturers through engineering and supply agreements.  See Note 13 “Significant Customers.”

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

	Three months ended
	September 30,

($000s omitted)	2005	2004

Net sales:
Automotive	$520,296	494,484
Consumer	111,368	85,318
Professional	122,984	111,904

Total	$754,648	691,706

Operating income (loss):
Automotive	$73,937	70,515
Consumer	10,578	(340)
Professional	12,867	9,602
Other	(19,189)	(17,852)

Total	$78,193	61,925

Other operating loss is comprised of activity related to our corporate accounts, net of reporting segment allocations.

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

At September 30, 2005, we had contracts maturing through June 2007 to purchase and sell the equivalent of approximately $94.6 million of various currencies to hedge future foreign currency purchases and sales.  We recognized approximately $1.2 million in net gains from cash flow hedges of forecasted foreign currency transactions in the three months ended September 30, 2005 compared to $0.2 million in net losses in the same period last year.  At September 30, 2005, the amount that is expected to be reclassified from accumulated other comprehensive income (loss) to earnings in the next twelve months that is associated with these hedges is a gain of approximately $5.4 million.  The amount that is expected to be reclassified from accumulated other comprehensive income (loss) to earnings from October 1, 2006 through June 30, 2007 is a gain of approximately $0.6 million.  These amounts represent the fair market value of foreign currency forward contracts at September 30, 2005.

We entered into interest rate swap agreements in August 2001 and October 2001 to effectively convert interest on $150 million principal amount of our 7.32 percent senior notes due July 1, 2007, from a fixed rate to a floating rate. We also entered into swap contracts in March 2002 and April 2002 to effectively convert interest on $200 million of the $300 million principal amount of our 7.125 percent senior notes due February 15, 2007, from a fixed rate to a floating rate.

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

The objective of these interest rate swap contracts is to offset changes in the fair value of our fixed-rate debt caused by interest rate fluctuations.  The interest rate swap contracts are carried at fair value on our consolidated balance sheet and the related hedged portion of fixed-rate debt is carried at the remaining principal due net of the valuation adjustment for the change in fair value of the debt obligation attributable to the hedged risk.  The cumulative valuation adjustment at September 30, 2005, was a positive $3.8 million.  This amount also represents the fair market value of our interest rate swap contracts at September 30, 2005.

Changes in the fair value of the interest rate swap contracts and the offsetting changes in the carrying value of the hedged fixed-rate debt are recognized in interest expense in our consolidated statement of operations.  No ineffectiveness relating to the fair value hedge relationship has been recorded in current earnings during the quarter ended September 30, 2005.

As of September 30, 2005, we had contracts maturing through June 2006 to purchase and sell the equivalent of $56.1 million of various currencies to hedge foreign currency denominated loans to foreign subsidiaries.  These loans are of a long-term investment nature.  Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans.  At September 30, 2005, the market value of these contracts was a negative $0.3 million.

Note 9.   Commitments and Contingencies

At September 30, 2005, we were involved in several legal actions.  The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial position or results of operations.  In fiscal 2005, we recorded a $6 million liability for probable unasserted claims.  There was no change in the status of these claims at September 30, 2005.

At September 30, 2005, our Board of Directors has authorized the repurchase of a total of up to 20 million shares of common stock.  During the quarter ended September 30, 2005, we repurchased 897,100 shares of our common stock at a total cost of $75.3 million.  Through September 30, 2005, we had acquired and placed in treasury 15,356,582 shares of our common stock at a total cost of $393.5 million.  We expect future share repurchases to be funded primarily with cash generated by operations.

In fiscal 2004, the Board of Directors approved the repurchase of up to $225 million principal amount of our outstanding senior notes beginning in fiscal 2005.  During fiscal 2005, we repurchased $49.9 million principal amount of these notes.  There were no additional repurchases during the quarter ended September 30, 2005.

Note 10.  Recent Accounting Pronouncements

In October 2004, the American Jobs Creation Act of 2004 was signed into law.  The Jobs Act introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met.  Executive management is in the process of evaluating the merits of a repatriation of foreign earnings during fiscal 2006.  See Note 14 “Income Taxes.”

In March 2005, the SEC issued Staff Accountants Bulletin (“SAB”) 107 which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payments arrangements for public companies.  We do not expect SAB 107 to have a material impact on our consolidated financial statements.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections.  SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and is effective for fiscal years beginning after December 15, 2005.  SFAS No. 154 requires retrospective application to prior periods financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change, unless otherwise specified in the standard.  We do not expect the adoption of SFAS No. 154 to have a material impact on our consolidated financial statements when we adopt it in fiscal 2007.

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

Our pension and other postretirement benefit plans are more fully disclosed in Notes 1 and 12 to our Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended June 30, 2005.  The following table presents the components of net periodic benefit costs for the quarters ended September 30, 2005 and 2004:

	Pension Benefits		Other Postretirement Benefits

($000s omitted)	2005	2004	2005	2004

Components of net periodic benefit cost:
Service cost	$307	277	400	370
Interest cost	480	497	587	583
Expected return on plan assets	(24)	(19)	---	---
Amortization of prior service cost	---	---	182	169
Amortization of net loss	13	---	368	445

Net periodic benefit cost	$776	755	1,537	1,567

During the quarter ended September 30, 2005, we made an insignificant contribution to the defined benefit pension plans and expect full year contributions to be immaterial.

Note 12.   Acquisitions

In July 2005, we acquired the assets of PhatNoise, Inc. located in Los Angeles, California.  PhatNoise develops integrated digital media systems for the automotive environment.  The acquisition of PhatNoise is not material to our consolidated financial statements.

Note 13.  Significant Customers

Sales to DaimlerChrysler and BMW accounted for 25 percent and 11 percent of our total consolidated net sales for the quarter ended September 30, 2005.  Accounts receivable due from DaimlerChrysler and BMW accounted for 20 percent and 9 percent of total consolidated accounts receivable at September 30, 2005.  In the same period last year, sales to DaimlerChrysler and BMW accounted for 29 percent and 11 percent, of total consolidated net sales.  Accounts receivable due from DaimlerChrysler and BMW were 23 percent and 11 percent, of total consolidated accounts receivable at September 30, 2004.

We anticipate that DaimlerChrysler and BMW will continue to account for a significant portion of our net sales and receivables for the foreseeable future.  These automotive customers are not obligated to any long-term purchase of our products. The loss of sales to DaimlerChrysler or BMW would have a material adverse effect on our total consolidated net sales, earnings and financial position.

Note 14.  Income Taxes

Income tax expense for the quarter ended September 30, 2005 was $19.8 million, compared to $21.4 million for the same period last year.  The effective tax rate for the quarter ended September 30, 2005 was 26.8 percent, compared to 38.8 percent in the prior year period.  For the three months ended September 30, 2005, the effective tax rate is lower due to a Joint Committee on Taxation approval of an IRS audit settlement, which resulted in a $5.3 million credit to our tax expense. We currently expect the tax rate for the full fiscal year 2006 to be approximately 31.5 percent.

The American Jobs Creation Act provides a deduction of 85 percent on certain earnings repatriation.  Executive management is in the process of evaluating the merits of a repatriation of foreign earnings during fiscal 2006.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report on
Form 10-Q, together with Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended June 30, 2005 (“2005 Report on Form 10-K”).  This discussion contains forward-looking statements which are based on our current expectations and industry experience, as well as our perception of historical trends, current market conditions, including customer acceptance of our new products, current economic data, currency exchange rates, expected future developments and other factors that we believe are appropriate under the circumstances.  These statements involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements.  See “Risk Factors” below in this Item 2.

We begin our discussion with an overview of our company to give you an understanding of our business and the markets we serve. We provide information regarding our three reportable business segments.  This is followed with a discussion of our results of operations for the three months ended September 30, 2005 and 2004.  This discussion includes an analysis of certain significant period-to-period variances in the consolidated statements of operations.  Our cash flows and financial condition are discussed under the caption Financial Condition.  We then provide a business outlook and information regarding our risk factors at the end of this discussion.

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

Our Automotive segment designs, manufactures and markets audio, electronic and Infotainment Systems for vehicle applications.  We believe we are a worldwide leader in the design and manufacture of digital Infotainment Systems.  Our Consumer segment designs, manufactures and markets audio, video and electronic systems for home, computer and multimedia applications.  Our multimedia products include accessories for portable electronic devices such as the iPod and other MP3 players.  Our Professional segment designs, manufactures and markets loudspeakers and electronic systems used by audio professionals in concert halls, stadiums, airports and other public spaces and for recording, broadcast, cinema and music reproduction applications.

Our products are sold worldwide, with the largest markets being Germany and the United States.  Our primary manufacturing facilities in the United States are located in California, Indiana, Kentucky and Utah.  Our primary manufacturing facilities outside the United States are in Germany, Austria, the United Kingdom, Hungary, Mexico, France and China.  Our businesses operate using the local currencies in which operations are located.  Therefore, we are subject to currency fluctuations that are partially mitigated by the fact that we purchase raw materials and supplies using local currencies when possible.

Our results of operations depend on the sales of audio products and electronic systems in the automotive, consumer and professional markets.  We experience seasonal fluctuations in sales and earnings.  Historically, our first quarter is generally the weakest due to automotive model changeovers and the summer holidays in Europe.  Our sales and earnings may also vary due to customer acceptance of our products, product offerings by our competitors and general economic conditions such as fluctuations in foreign currency exchange rates.

We achieved record sales and earnings during the quarter ended September 30, 2005.  Each of our three reportable segments produced better results than the same period last year.  During the quarter, we repurchased 897,100 shares of our common stock for $75.3 million.

Critical Accounting Policies

Our critical accounting policies are described under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2005 Report on Form 10-K.  These policies include inventory valuation, allowance for doubtful accounts, warranty liabilities, income taxes, pre-production and development costs and goodwill.  Also see Note 1 “Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in our 2005 Report on Form 10-K.

On July 1, 2005 we adopted SFAS No. 123R. The adoption of this standard did not have a material impact on our results of operations as we have recorded stock compensation expense on a fair value basis for all awards granted on or after July 1, 2002.  The new standard did require certain changes in our calculations and disclosures. See Note 6 “Stock Options” to our consolidated financial statements included in this Report on Form 10-Q.

Results of Operations

Sales

Our net sales for the quarter ended September 30, 2005 were a record $754.6 million compared to $691.7 million in the same period last year, an increase of 9 percent.  The effect of foreign currency translation was not significant as the dollar versus euro exchange rate approximated the prior year.  Each of our operating segments produced higher sales compared to the prior year.

Presented below is a summary of our net sales by reporting segment:

($000s omitted)	Three months ended September 30,

	2005	%	2004	%

Net sales:
Automotive	$520,296	69%	494,484	72%
Consumer	111,368	15%	85,318	12%
Professional	122,984	16%	111,904	16%

Total	$754,648	100%	691,706	100%

Automotive - Net sales for the quarter ended September 30, 2005 increased $25.8 million, or 5 percent compared to the same period last year.  Sales of Infotainment Systems to European automakers contributed to the increase in sales over the prior period.  The primary contributors were the successful launch of our highly sophisticated Infotainment System in the new Mercedes-Benz S-Class and higher sales of Infotainment Systems to Mercedes-Benz for the M-Class and R-Class platforms.  These increases were partially offset with lower C-Class sales because the prior year first quarter included a new model ramp up for the C-Class.  Our Harley-Davidson program was successfully launched in the quarter and exceeded our expectations.  New Mark

Levinson branded sound systems to Lexus and new Infinity branded sound systems to Hyundai also contributed to the increase in sales for the quarter.  These increases were partially offset by lower audio sales to Chrysler due to the discontinuance of products in several platforms.

Consumer- Net sales for the quarter ended September 30, 2005 increased $26.1 million, or 30 percent compared to the same period last year.  The increase in net sales was primarily due to strong sales of our multimedia products, including the JBL OnStage and OnTour, which are accessories for the Apple iPod.  Sales of our multimedia products were up $16 million in the United States and $5 million in Europe.  Sales of JBL loudspeakers increased in the quarter due to new product introductions in Europe and fiscal 2005 backorders in the United States.  Harman/Kardon electronic systems also contributed to the increase in sales.  We also introduced our new “Drive + Play” automotive aftermarket product in the quarter.  Drive + Play products provide full iPod control and interface along with a highly visible display in the automobile.  Early demand for the product is encouraging.

Professional - Net sales for the quarter ended September 30, 2005 increased $11.1 million, or 10 percent compared to the same period last year.  Professional sales were higher due to strong sales at our North America business units due in part to rapidly developing sales of complete systems using our new HiQnet protocol.  JBL Professional loudspeakers, musical instrument and installed sound products all contributed to the sales growth.  The Digitech and dbx brands also experienced sales increases for the quarter.  These increases were partially offset by lower sales by Soundcraft/Studer and AKG due to ongoing restructuring programs at these operations.

Gross Profit

Gross profit as a percentage of net sales increased 3.3 percentage points to 35.3 percent for the quarter ended September 30, 2005 compared to the same prior year quarter.  The increase was due to gross margin improvements across all of our reporting segments.  Presented below is a summary of our gross profit by reporting segment:

($000s omitted)	Three months ended September 30,

	2005	Percent of net sales	2004	Percent of net sales

Gross Profit:
Automotive	$184,279	35.4%	161,289	32.6%
Consumer	38,807	34.8%	22,206	26.0%
Professional	45,382	36.9%	39,559	35.4%
Other	(2,173)		(1,655)

Total	$266,295	35.3%	221,399	32.0%

Automotive – Gross profit as a percentage of net sales increased 2.8 percentage points for the quarter ended September 30, 2005 compared to the same period for the prior year.  The improvement primarily relates to achieving better margins on more sophisticated Infotainment Systems and increased efficiencies at our manufacturing facilities.  Lower customer service and warranty expenses also contributed to higher gross margins.

Consumer – Gross profit as a percentage of net sales increased 8.8 percentage points for the quarter ended September 30, 2005 compared to the prior year first quarter.  The gross profit margin improvement was primarily due to product mix as multimedia products, particularly the JBL OnStage, have improved margins.  In the same period for the prior year, gross margins were negatively impacted due to an increase in reserves for spare parts and an increase in warranty reserves.

Professional – Gross profit as a percentage of net sales increased 1.5 percentage points for the quarter ended September 30, 2005 compared to the same period for the prior year.  The gross margins improved as a percentage of sales due to the benefits of ongoing restructuring programs and higher standard contribution margins at Studer due to a greater concentration of Vista product sales and at AKG from a higher percentage of core product sales.  Gross margin increases were partially offset by increased inventory reserve requirements at AKG and Studer.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”), as a percentage of sales, increased 1.8 percentage points for the quarter ended September 30, 2005, compared to the same period in the prior year.  The increase primarily relates to higher research and development costs associated with new Infotainment System programs that will be launching in fiscal 2007 and 2008.  Research and development costs were $68.4 million for the quarter ended September 30, 2005 compared to $49.0 million in the same period last year.  Selling expenses also increased to support higher sales.  Presented below is a summary of SG&A expenses by reporting segment:

($000s omitted)	Three months ended September 30,

	2005	Percent of net sales	2004	Percent of net sales

SG&A Expenses:
Automotive	$110,342	21.2%	90,774	18.4%
Consumer	28,229	25.3%	22,546	26.4%
Professional	32,515	26.4%	29,957	26.8%
Other	17,016		16,197

Total	$188,102	24.9%	159,474	23.1%

Automotive– SG&A expenses as a percentage of sales increased 2.8 percentage points for the quarter ended September 30, 2005 compared to the same period last year.  The increase is primarily due to higher research and development costs and higher selling expenses to support higher sales.  Research and development expenses were $51.6 million for the quarter ended September 30, 2005 compared to $34.5 million in the prior year.  Research and development expenses increased primarily due to costs associated with new programs for Infotainment Systems that have not started production, including our previously announced Chrysler, Audi and Hyundai programs.

Consumer – SG&A expenses as a percentage of sales decreased 1.1 percentage points for the quarter ended September 30, 2005 compared to the same period last year.  The decrease is due to leveraging fixed costs on higher sales partially offset by increased research and development expenses.  Research and development expenses were $8.5 million for the quarter ended September 30, 2005 compared to $6.7 million in the same period last year.

Professional – SG&A expenses as a percentage of sales decreased slightly by 0.4 percentage points for the quarter ended September 30, 2005 compared to the same period last year.  The decrease is related to leveraging the fixed portion of SG&A and advertising costs over a higher sales base.

Other – Corporate SG&A expenses for the three months ended September 30, 2005 increased a modest $0.8 million compared to the same period last year.  Compensation expense, including stock option expense, contributed to the higher corporate general and administrative expenses.

Operating Income

Operating income for the quarter ended September 30, 2005 was $78.2 million, or 10.4 percent of sales compared to $61.9 million, or 9.0 percent of sales in the same period last year.  The 1.4 percentage point improvement in operating margin for the quarter was primarily the result of improvements in our Consumer segment operating margins primarily due to sales of our multimedia products, including the JBL OnStage and OnTour products.  Improvements were also realized at our Automotive and Professional segments.

Interest Expense

Interest expense was $3.8 million for the quarter ended September 30, 2005 compared to $3.4 million in the same quarter last year.  Weighted average borrowings outstanding were $356.2 million for the quarter ended September 30, 2005 compared to $367.8 million for the same period in the prior year.  The weighted average borrowings exclude the average fair value of the interest rate swaps of $3.8 million and $15.5 million for the quarters ended September 30, 2005 and 2004, respectively.

The weighted average interest rate on borrowings was 6.1 percent for the quarter ended September 30, 2005 and 5.2 percent in the same quarter last year.  The weighted average interest rates increased since, after giving effect to existing interest rate swap contracts, a majority of our outstanding debt is based on floating rates and interest rates increased over the prior year period.

Miscellaneous Expenses

Miscellaneous, net expenses were $0.6 million for the quarter ended September 30, 2005 compared to $3.5 million in the same period last year.  In the quarter ended September 30, 2004, miscellaneous expenses included a $3.0 million charge for debt repurchase premiums, net of gain on the termination of interest swap contracts, in connection with the repurchase of $50 million of our outstanding senior notes during the prior year quarter.

Income Taxes

Income tax expense for the quarter ended September 30, 2005 was $19.8 million, compared to $21.4 million for the same period last year.  The effective tax rate for the quarter ended September 30, 2005 was 26.8 percent, compared to 38.8 percent in the prior year period.  For the three months ended September 30, 2005, the effective tax rate is lower due to a Joint Committee on Taxation approval of an IRS audit settlement, which resulted in a $5.3 million credit to our tax expense. We currently expect the tax rate for the full fiscal year 2006 to be approximately 31.5 percent.

The American Jobs Creation Act provides a deduction of 85 percent on certain earnings repatriation.  Executive management is in the process of evaluating the merits of a repatriation of foreign earnings during fiscal 2006.

Financial Condition

Liquidity and Capital Resources

We primarily finance our working capital requirements through cash generated by operations, trade credit and borrowings under our revolving credit facility.  Cash and cash equivalents were $278.9 million at September 30, 2005 compared to $291.2 million at June 30, 2005.  During the three months ended September 30, 2005, we purchased shares of our common stock.  During the first quarter, we borrowed $65 million under our revolving credit facility to fund business operations in the United States.

We will continue to need cash to support seasonal working capital needs, capital expenditures, interest and principal payments, dividends and stock and debt repurchases.  We intend to use cash on hand, cash generated by operations and borrowings under our revolving credit facility to meet these needs.  We believe that these sources will provide adequate cash to meet our requirements over the next twelve months.  A more detailed discussion of our cash flow activities during the quarter ended September 30, 2005 follows.

Operating Activities

For the three months ended September 30, 2005, our cash flows from operations were $31.2 million compared to $44.9 million in the same period last year.  The decrease was primarily due to a significant tax payment in Germany paid in fiscal 2005.

Net working capital, excluding cash, cash equivalents and short-term debt, at September 30, 2005 was $232.0 million, compared with $166.1 million at June 30, 2005.  The $65.9 million increase was primarily due to higher inventory levels at our Consumer segment for seasonal needs and a decrease in accounts payable due to timing of vendor payments.

Investing Activities

Capital expenditures for the three months ended September 30, 2005 were $21.4 million compared to $38.0 million for the same period last year.  The decrease in spending is due to significant investment in the prior year first quarter to facilitate new Infotainment System production for automotive customers, primarily at our European business units.  We expect to continue making significant investments in customer tooling and manufacturing equipment during the remainder of fiscal 2006.  We expect capital expenditures for fiscal 2006 to approximate those in fiscal 2005.

Financing Activities

In the first quarter of fiscal 2006, we paid $75.3 million to repurchase 897,100 shares of common stock.  Since the inception of our share repurchase program in June 1998, we have acquired and placed into treasury 15,356,582 shares at a cost of $393.5 million.  Our current share repurchase authorization from the Board of Directors is 20 million shares.  We will continue our share repurchase program for the remainder of the fiscal year, evaluating it quarter by quarter.

Our long-term debt at September 30, 2005, consisted primarily of $171.2 million principal amount of 7.125 percent senior notes due February 15, 2007, and $140.0 million principal amount of 7.32 percent senior notes due July 1, 2007.  At September 30, 2005, we also had outstanding borrowings under our revolving credit facility of $65 million and other long-term debt of $9.5 million.

We have a $300 million committed multi-currency revolving credit facility through June 2010.  At September 30, 2005 we had borrowings of $65 million and outstanding letters of credit of $15.8million under this facility.  Unused availability under the revolving credit facility was $219.2 million atSeptember 30, 2005.  Interest on the revolving credit facility is based on Libor rates plus a credit spread.

Our long-term debt agreements contain financial and other covenants that, among other things, limit our ability to incur additional indebtedness, restrict subsidiary dividends and distributions, limit our ability to encumber certain assets and restrict our ability to issue capital stock of our subsidiaries.  Our long-term debt agreements permit us to pay dividends or repurchase our capital stock without any dollar limitation provided that we would be in compliance with the financial covenants in our revolving credit facility after giving effect to such dividend or repurchase.  At September 30, 2005, we were in compliance with the terms of our long-term debt agreements.

Equity

Total shareholders’ equity at September 30, 2005 was $1.038 billion compared with $1.061 billion at June 30, 2005.  The decrease is primarily due to share repurchases of $75.3 million offset by net income of $54.0 million.  We repurchased 897,100 shares of our common stock in the three months ended September 30, 2005.

Business Outlook

We achieved record net sales and earnings in the first quarter ended September 30, 2005.  For the full fiscal year ending June 30, 2006, we currently believe our net sales will be approximately $3.3 billion and earnings per share will be approximately $3.85 per share, representing a 16 percent increase over our $3.31 earnings per share in fiscal 2005.  Our current expectations for fiscal 2006 could be affected by the potential impact of changes in currency exchange rates, softness in automobile sales and our forecasted substantial increase in research and development costs to support new Infotainment business, as well as the other factors described below under “Risk Factors.”

We believe that we have commitments from customers to satisfy our business plans for Automotive for fiscal 2006 and 2007.  During the quarter ended September 30, 2005, we were awarded the complete range of Infotainment System business by PSA Peugeot Citroen, the sixth largest automaker in the world. We believe our future revenue and earnings growth will be primarily due to continuing market acceptance of our Infotainment Systems by automotive customers and continued improvements in sales and operations in our Consumer and Professional segments.

Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934.  You should not place undue reliance on these statements.  Forward-looking statements include information concerning possible or assumed future results of operations, capital expenditures, the outcome of pending legal proceedings and claims, including environmental matters, goals and objectives for future operations, including descriptions of our business strategies and purchase commitments from customers, among other things.  These statements are typically identified by words such as “believe”, “anticipate”, “expect”, “plan”, “intend”, “estimate”, and similar expressions.  We base these statements on particular assumptions that we have made in light of our industry experience, as well as our perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances.  As you read and consider the information in this report, you should understand that these statements are not guarantees of performance or results.  They involve risks, uncertainties and assumptions.  In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in, or incorporated by reference into, this report will in fact occur.

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial condition or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements.

Risk Factors

You should carefully consider the risks described below and the other information in this report.  Our results of operations or financial condition could be significantly affected, and the trading price of our common stock may decline due to any of these risks:

•	automobile industry sales and production rates and the willingness of automobile purchasers to pay for the option of a premium branded audio system and/or a multi-functional Infotainment System;

•	changes in consumer confidence and spending;

•	fluctuations in currency exchange rates and other risks inherent in international trade and business transactions;

•	the ability to satisfy contract performance criteria, including technical specifications and due dates;

•	the loss of one or more significant customers, including our automotive manufacturer customers;

•	competition in the automotive, consumer or professional markets in which we operate;

•	model-year changeovers in the automotive industry;

•	changes in general economic conditions and specific market conditions;

•	our ability to enforce or defend our ownership and use of intellectual property;

•	our ability to effectively integrate QNX with our other operations and to generate the anticipated cost savings from this acquisition;

•	strikes, work stoppages and labor negotiations at one or more of our facilities or at a facility of one of our significant customers, or work stoppages at a common carrier or a dock/shipping port;

•	the outcome of pending or future litigation and administrative claims, including patent and environmental matters; and

•	world political stability.

We are also subject to various risks including dependence on key customers.  For the quarter ended September 30, 2005, sales to DaimlerChrysler and BMW accounted for 25 percent and 11 percent of our total consolidated net sales.  Accounts receivable due from DaimlerChrysler and BMW accounted for 20 percent and 9 percent of total consolidated accounts receivable at September 30, 2005.  In the same period last year, sales to DaimlerChrysler and BMW accounted for 29 percent and 11 percent of total consolidated net sales.   Accounts receivable due from DaimlerChrysler and BMW accounted for 23 percent and 11 percent, of total consolidated accounts receivable at September 30, 2004.

We anticipate that DaimlerChrysler and BMW will continue to account for a significant portion of our sales and receivables for the foreseeable future.  These customers are not obligated to any long-term purchase of our products.  The loss of sales to DaimlerChrysler and/or BMW would have a material adverse effect on our consolidated sales, earnings and financial position.

Our business plan for fiscal 2006 is based on an expected currency exchange rate of 1 Euro to US $1.25.

For additional information regarding other factors that may affect our actual financial condition and results of operations, see the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in our 2005 Report on Form 10-K.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

The Securities and Exchange Commission requires that we include information about potential effects of market risks, including changes in interest rates and currency exchange rates, on our financial statements.  Since June 30, 2005, there have been no material changes in the quantitative or qualitative aspects of our market risk profile.

Interest Rate Sensitivity/Risk

We use interest rate swap agreements to convert the interest rates on a majority of our borrowings from fixed rates to variable rates.  We have $170 million in interest rate swaps for our outstanding 7.125 percent senior debt of $171.2 million and $140 million in interest rate swaps for our outstanding 7.32 percent senior debt of $140 million.  Including the swap agreements, all but $1.2 million of our borrowings were on a floating rate basis as of September 30, 2005.  The balance is subject to changes in U.S. short-term interest rates.

To assess exposure to interest rate changes, we prepared a sensitivity analysis assuming a hypothetical 100 basis point change in interest rates uniformly to all of our floating rate debt and investments.  Our analysis indicates that, based on our September 30, 2005 positions, such changes to the interest rate would be to increase or decrease fiscal 2006 net income by $0.8 million.

We are subject to counterparty risk under the interest rate swap contracts described above.  We may be exposed to losses in the event of non-performance by counterparties.  We do not, however, anticipate any such nonperformance.

Foreign Currency Risk

We maintain significant operations in Germany, the United Kingdom, France, Austria, Hungary, Mexico, China and Sweden.  As a result, we are subject to market risks arising from changes in foreign currency exchange rates, principally the change in the value of the Euro versus the U.S. dollar.  Our subsidiaries purchase products and raw materials in various currencies.  As a result, we may be exposed to the cost change relative to local currencies in the markets in which we sell our products.  To mitigate these risks, we enter into foreign exchange contracts.  Also, foreign currency positions are partially offsetting and are netted against one another to reduce exposure.

The effect of changes in currency exchange rates, principally the change in the value of the Euro compared to the U.S. dollar, has an impact on our reported results when the financial statements of foreign subsidiaries are translated into U.S. dollars.  Over half of our sales are now denominated in Euros.  Currency translation for the Euro versus the U.S. dollar did not significantly impact earnings for the first quarter of fiscal 2006 when compared to prior year first quarter as the quarter average rate for the Euro was similar for both periods.

To assess exposure to changes in currency exchange rates, we prepared an analysis assuming a hypothetical 10 percent change in currency exchange rates across all currencies used by our subsidiaries.  This analysis indicated that a 10 percent increase or decrease in exchange rates would have increased or decreased income before income taxes by approximately $7 million for the three months ended September 30, 2005.

Competitive conditions in the markets in which we operate may limit our ability to increase prices in the event of adverse changes in currency exchange rates.  For example, certain products made in the U.S. are sold outside of the U.S.  Sales of these products are affected by the value of the U.S. dollar relative to other currencies.  Any long-term strengthening of the U.S. dollar could depress the demand for these U.S. manufactured products and reduce sales.  However, due to the multiple currencies involved in our business and the netting effect of various simultaneous transactions, our foreign currency positions are partially offsetting.

See Note 15 "Derivatives" to our consolidated financial statements included in Item 7A of Part II in our 2005 Report on Form 10-K for additional information regarding our exposure to foreign currency risk.

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

Change in Internal Control Over Financial Reporting - There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities and Exchange Commission under the Securities Act of 1934) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our repurchases of common stock for each month in the first quarter of fiscal 2005:

Issuer Purchases of Equity Securities

	Total number of Shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

July 1, 2005 through July 31, 2005	418,400	$81.84	418,400	1,122,118
August 1, 2005 through August 31, 2005	381,600	82.15	381,600	4,740,518
September 1, 2005 through September 30, 2005	97,100	99.38	97,100	4,643,418

	897,100	83.87	897,100	4,643,418	(1)

   (1)  Our share repurchase program was first publicly announced on June 16, 1998.  In August 2005, the Board authorized the purchase of up to an additional four million shares, bringing the total authorized to 20 million shares.  The total shares repurchased through September 30, 2005 were 15,356,582.

Item 6.

Exhibits

Exhibits required by Item 601 of Regulation S-K

	31.1	Certification of Sidney Harman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Bernard A. Girod pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.3	Certification of Kevin L. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Sidney Harman, Bernard A. Girod and Kevin L. Brown, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, Harman International Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harman International Industries, Incorporated

(Registrant)

Date: November 3, 2005	By: /s/ Bernard A. Girod

Bernard A. Girod Vice Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2005	By: /s/ Kevin L. Brown

Kevin L. Brown Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 3, 2005	By: /s/ Sandra B. Robinson

Sandra B. Robinson Vice President – Financial Operations and Chief Accounting Officer
(Principal Accounting Officer)