Form 10-Q
period 2005-12-31
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2006-02-09
CIK 800459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by ection 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          [X] Yes            [  ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).              [X] Yes                [  ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).              [  ] Yes                [X] No

We had 65,646,510 shares of common stock, par value $.01, outstanding at January 30, 2006.

Harman International Industries, Incorporated and Subsidiaries
Form 10-Q

The page numbers in this Table of Contents reflect actual page numbers, not EDGAR page tag numbers.

References to “Harman International,” the “Company,” “we,” “us,” and “our” in this Form 10-Q refer to Harman International Industries, Incorporated and its subsidiaries unless the context requires otherwise.

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Condensed Consolidated Balance Sheets
Harman International Industries, Incorporated and Subsidiaries
($000s omitted except share amounts)
(Unaudited)

	December 31,	June 30,

	2005	2005

Assets
Current assets
Cash and cash equivalents	$394,499	291,214
Receivables (less allowance for doubtful accounts of $9,461
at December 31, 2005 and $8,975 at June 30, 2005)	418,579	433,041
Inventories	321,331	312,950
Other current assets	158,168	146,088

Total current assets	1,292,577	1,183,293

Property, plant and equipment, net	473,356	491,619
Goodwill	350,707	345,071
Other assets	164,805	167,220

Total assets	$2,281,445	2,187,203

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$1,735	2,593
Current portion of long-term debt	3,001	533
Accounts payable	218,247	274,145
Accrued liabilities	377,876	345,941
Income taxes payable	145,926	105,858

Total current liabilities	746,785	729,070

Borrowings under revolving credit facility	75,000	---
Senior long-term debt	322,893	330,791
Other non-current liabilities	66,015	66,394
Minority interest	3,037	---
Shareholders’ equity
Preferred stock, $.01 par value. Authorized 5,000,000 shares; none issued and outstanding	---	---
Common stock, $.01 par value. Authorized 200,000,000 shares; issued 81,391,426 at December 31, 2005 and 81,122,026 at June 30, 2005	813	811
Additional paid-in capital	471,425	455,158
Accumulated other comprehensive income (loss):
Unrealized gain on hedging derivatives	5,155	5,548
Minimum pension liability adjustment	(14,097)	(14,147)
Cumulative foreign currency translation adjustment	24,663	39,702
Retained earnings	1,016,948	892,096
Less common stock held in treasury (15,800,782 shares at December 31, 2005 and 14,459,482 at June 30, 2005)	(437,192)	(318,220)

Total shareholders’ equity	1,067,715	1,060,948

Total liabilities and shareholders’ equity	$2,281,445	2,187,203

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations Harman International Industries, Incorporated and Subsidiaries (000s omitted except per share amounts) (Unaudited)
	Three months ended		Six months ended
	December 31,		December 31,

	2005	2004	2005	2004

Net sales	$832,645	788,587	1,587,293	1,480,293
Cost of sales	526,876	510,097	1,015,229	980,404

Gross profit	305,769	278,490	572,064	499,889

Selling, general and administrative expenses	189,909	178,978	378,011	338,452

Operating income	115,860	99,512	194,053	161,437

Other expenses:
Interest expense, net	4,558	2,600	8,397	5,967
Miscellaneous, net	1,156	699	1,770	4,214

Income before income taxes and minority interest	110,146	96,213	183,886	151,256

Income tax expense, net	37,968	30,788	57,741	52,159
Minority interest	(357)	---	(357)	---

Net income	$72,535	65,425	126,502	99,097

Basic earnings per share	$1.10	0.97	1.92	1.48
Diluted earnings per share	$1.07	0.92	1.86	1.40

Weighted average shares – basic	65,771	67,361	65,944	66,777
Weighted average shares – diluted	67,948	70,942	68,185	70,592

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
Harman International Industries, Incorporated and Subsidiaries
($000s omitted)
(Unaudited)

	Six months ended
	December 31,

	2005	2004

Cash flows from operating activities:
Net income	$126,502	99,097
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,396	61,498
(Gain)/loss on disposition of assets	(55)	246
Stock option expense	7,901	8,226
Excess tax benefits from share-based payment arrangements	(6,000)	---

Changes in working capital, net of acquisition/disposition effects:
Decrease (increase) in:
Receivables	9,329	57,999
Inventories	(13,047)	(14,911)
Other current assets	(14,218)	729
Increase (decrease) in:
Accounts payable	(53,392)	(81,925)
Accrued liabilities	34,056	30,067
Income taxes payable	42,599	(10,196)
Other	5,738	13,168

Net cash provided by operating activities	$203,809	163,998

Cash flows from investing activities:
Payment for purchase of companies, net of cash acquired	$(9,333)	(142,703)
Proceeds from asset dispositions	793	732
Capital expenditures	(45,323)	(84,002)
Sale of investments	---	61,250
Other	(5,134)	4,115

Net cash used in investing activities	$(58,997)	(160,608)

Cash flows from financing activities:
Net decrease in short-term borrowings	$(844)	(848)
Borrowings under revolving credit facility	75,000	---
Net increase (decrease) in long-term debt	866	(63,373)
Repurchase of common stock	(118,972)	(631)
Dividends paid to shareholders	(1,650)	(1,665)
Exercise of stock options	2,367	24,857
Excess tax benefits from share-based payment arrangements	6,000	---
Other	109	(4)

Net cash used in financing activities	$(37,124)	(41,664)

Effect of exchange rate changes on cash	(4,403)	21,754

Net increase (decrease) in cash and cash equivalents	$103,285	(16,520)
Cash and cash equivalents at beginning of period	291,214	286,708

Cash and cash equivalents at end of period	$394,499	270,188

Supplemental disclosure of cash flow information:
Interest paid	$7,643	9,582
Income taxes paid	$23,208	56,419

Supplemental schedule of non-cash investing activities:
Fair value of assets acquired	$9,258	155,939
Cash paid for the assets	6,133	142,703

Liabilities assumed	$3,125	13,236

See accompanying notes to condensed consolidated financial statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

Our unaudited, condensed consolidated financial statements at December 31, 2005 and for the three and six months ended December 31, 2005 and 2004, have been prepared pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  These unaudited condensed consolidated financial statements do not include all information and footnote disclosures included in our audited financial statements.  In the opinion of management, the accompanying unaudited, condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows for the periods presented.  Operating results for the three and six months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2006 due to seasonal, economic and other factors.

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

Note 2.  Inventories

Inventories consist of the following:

	December 31,	June 30,

($000s omitted)	2005	2005

Finished goods	$138,210	132,426
Work in process	43,861	48,083
Raw materials	139,260	132,441

Total	$321,331	312,950

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

Details of the estimated warranty liability are as follows:

	Six months ended
	December 31,

($000s omitted)	2005	2004

Beginning balance (June 30)	$48,582	40,745
Warranty provisions	22,756	28,903
Warranty payments (cash or in-kind)	(17,155)	(23,996)

Ending balance	$54,183	45,652

The warranty liability is included in accrued liabilities.

Note 4.  Comprehensive Income

The components of comprehensive income (loss) are as follows:

	Three months ended		Six months ended
	December 31,		December 31,

($000s omitted)	2005	2004	2005	2004

Net income	$72,535	65,425	126,502	99,097
Other comprehensive income (loss):
Foreign currency translation	(11,405)	61,715	(15,039)	73,051
Unrealized gains (losses) on hedging	(893)	2,133	(393)	4,008
Minimum pension liability adjustment	35	---	50	(1)

Total other comprehensive income	$60,272	129,273	111,120	176,155

The components of accumulated other comprehensive income (loss) as of December 31, 2005 and June 30, 2005 and the activity for the six months ended December 31, 2005 are presented below:

			Cumulative
	Unrealized	Minimum	foreign	Accumulated
	gain on	pension	currency	Other
	hedging	liability	translation	comprehensive
($000s omitted)	derivatives	adjustment	adjustment	income (loss)

June 30, 2005	$5,548	(14,147)	39,702	31,103
Foreign currency translation adjustments	---	---	(15,039)	(15,039)
Change in fair value of foreign currency cash flow hedges	(393)	---	---	(393)
Minimum pension liability adjustment	---	50	---	50

December 31, 2005	$5,155	(14,097)	24,663	15,721

Note 5.  Earnings Per Share

The following table presents the calculation of basic and diluted earnings per common share outstanding:

	Three months ended December 31,

(000s omitted except per share amounts)	2005		2004

	Basic	Diluted	Basic	Diluted

Net income	$72,535	72,535	65,425	65,425

Weighted average shares outstanding	65,771	65,771	67,361	67,361
Employee stock options	---	2,177	---	3,581

Total weighted average shares outstanding	65,771	67,948	67,361	70,942

Earnings per share	$1.10	1.07	0.97	0.92

	Six months ended December 31,

(000s omitted except per share amounts)	2005		2004

	Basic	Diluted	Basic	Diluted

Net income	$126,502	126,502	99,097	99,097

Weighted average shares outstanding	65,944	65,944	66,777	66,777
Employee stock options	---	2,241	---	3,815

Total weighted average shares outstanding	65,944	68,185	66,777	70,592

Earnings per share	$1.92	1.86	1.48	1.40

Certain options were outstanding and not included in the computation of diluted earnings per share because the assumed exercise of these options would have been antidilutive.  Options to purchase 912,664 shares of our common stock with exercise prices ranging from $82.00 to $126.94per share during the quarter ended December 31, 2005, were outstanding and not included in the computation of diluted earnings per share.

Options to purchase 422,109 shares of our common stock at prices ranging from $98.62 to $126.94 per share during the quarter ended December 31, 2004, were outstanding and not included in the computation of diluted earnings per share because the exercise of these options would have been antidilutive.

Options to purchase 824,468 shares of our common stock at prices ranging from $75.22 to $126.94 per share during the six months ended December 31, 2005 and options to purchase 283,019 shares of common stock at prices ranging from $75.22 to $126.94 per share during the six months ended December 31, 2004, were outstanding and not included in the computation of diluted earnings per share because the exercise of these options would have been antidilutive.

Note 6.  Stock Options

Effective July 1, 2005, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Accounting for Stock Based Compensation.”  Under SFAS No. 123R, our compensation expense is recognized based on the estimated fair value of stock options and similar equity instruments awarded to employees.  The impact of adopting SFAS No. 123R was immaterial to the results of our operations.  We have been recording compensation expense associated with stock options in accordance with SFAS No. 123 since July 1, 2002.  The primary impact of SFAS No. 123R was on our disclosure and certain calculations as we now are required to use estimated forfeitures rather than actual forfeitures as we had prior to the adoption of SFAS No. 123R.

Prior to the adoption of SFAS No. 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows.  SFAS No. 123R requires the cash flows related to tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.  Accordingly, we have classified the $6.0 million excess tax benefit realized in the six months ended December 31, 2006 as cash flow from financing activity in the accompanying condensed consolidated statements of cash flows.

On December 31, 2005, we had one share-based compensation plan with shares available for future grants, the 2002 Option Plan (the Plan), which is described below.  The compensation expense for stock based compensation was $4.0 million and $4.5 million for the quarters ended December 31, 2005 and December 31, 2004, respectively, and $7.9 million and $8.2 million for the six months ended December 31, 2005 and December 31, 2004, respectively.  The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1.1 million and $1.3 million for the quarters ended December 31, 2005 and December 31, 2004, respectively, and $2.2 million and $2.3 million for the six months ended December 31, 2005 and December 31, 2004.

Share Option Plan

Our 2002 Option Plan, which was approved by our shareholders, permits the grant of stock options, stock appreciation rights and restricted stock for up to 6 million shares of our common stock.  These shares may be issued as original issuances, treasury shares or a combination of both.  We believe that such awards better align the interests of our employees with those of our shareholders.  Option awards are granted with an exercise price equal to the market price of our stock on the date of the grant.  The option awards generally vest over five years of continuous service commencing one year from the date of the grant, and expire after ten years.  We also have options outstanding under our 1987 Plan which will be issued as original issuances (options to purchase 102,000 shares expiring on September 5, 2006) and from our 1992 Plan which can be issued as original issuances or treasury shares or a combination of both (options to purchase 2,915,592 shares with expiration dates ranging from September 5, 2006 to November 8, 2012).  Both of these plans were approved by our shareholders and have no shares available for grant on December 31, 2005.

The fair value of each option award is estimated using the Black-Scholes option valuation model which uses the assumptions noted in the following table. Groups of employees (directors, executives and non-executives) that have similar historical behavior are considered separately for valuation purposes.  Expected volatilities are based on historical closing prices of our common stock.  We use historical data to estimate option exercises and employee terminations within the valuation model.  The expected term of options granted is derived using the option valuation model and represents the estimated period of time from date of grant that the option is expected to remain outstanding.  The risk free rates for periods within the contractual life of the option are based on the U.S. Treasury yield curve in effect at the time of grant.

	Six months ended December 31,

	2005	2004

Expected volatility	38% - 42%	41%
Expected annual dividend	$0.05	$0.05
Expected term (in years)	4.24 – 6.33	6.13
Risk-free rate	3.90% - 4.25%	3.69%

A summary of option activity under our stock option plans as of December 31, 2005 is presented below:

				Aggregate
				intrinsic value
		Weighted	Weighted	at closing
		average	average	stock price
	Shares	exercise	remaining	$97.85
	(000)	price	term (years)	($000s)

Outstanding at July 1, 2005	4,624	$32.08
Granted	572	$83.13
Exercised	329	$24.94
Cancelled	273	$53.30

Outstanding at December 31, 2005	4,594	$37.68	6.09	$276,421

Exercisable	2,697	$20.56	5.53	$208,451

The weighted average grant date fair value of options awarded in the three months ended December 31, 2005 and 2004 was $47.54 and $56.63, respectively.  The weighted average grant date fair value of options awarded in the six months ended December 31, 2005 and 2004 was $30.24 and $45.49, respectively. The total intrinsic value of options exercised during the quarters ended December 31, 2005 and 2004 was $7.8 million and $128.4 million, respectively.  The total intrinsic value of options exercised during the six months ended December 31, 2005 and 2004 was $24.7 million and $165.0 million, respectively.

As of December 31, 2005 there was $33.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plans.  That cost is expected to be recognized over the next five years.  As of December 31, 2004 there was $36.7 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plans.  The total fair value of shares vested during the quarters ended December 31, 2005 and 2004 was $4.6 million and $5.1 million,respectively.  The total fair value of shares vested during the six months ended December 31, 2005 and 2004 was $9.3 million and $9.4 million,respectively.

The following table illustrates the effect on net income and earnings per share in fiscal 2005, as reported, if we had applied the fair value recognition provisions of SFAS No. 123R, “Accounting for Stock-Based Compensation” to all of our outstanding and unvested awards at December 31, 2004:

	Three months ended December 31,	Six months ended December 31,

($000s omitted except per share amounts)	2004	2004

Reported net income	$65,425	99,097

Add: Stock-based employee compensation expense included in net income, net of tax	3,276	5,991

Deduct: Stock-based employee compensation expense determined under fair value-based method, net of tax	3,711	6,864

Net income, pro forma	$64,990	98,224

Basic earnings per share, as reported	$0.97	1.48
Basic earnings per share, pro forma	0.96	1.47

Diluted earnings per share, as reported	$0.92	1.40
Diluted earnings per share, pro forma	0.92	1.39

The provisions of SFAS No. 123R have been reflected in our financial statements as of December 31, 2005.

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

Our Automotive segment designs, manufactures and markets audio, electronic and infotainment systems for vehicle applications primarily to be installed as original equipment by automotive manufacturers.  Our automotive products and systems are marketed worldwide under brand names including JBL, Infinity, Harman/Kardon, Becker, Lexicon, Logic7 and Mark Levinson.  Our premium branded audio, video, navigation and infotainment systems are offered to automobile manufacturers through engineering and supply agreements.  See Note 12 “Significant Customers.”

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

The Professional Group designs, manufactures and markets loudspeakers and electronic systems used by audio professionals in concert halls, stadiums, airports and other buildings and for recording, broadcast, cinema and music reproduction applications.  Our Professional products are marketed worldwide under brand names including JBL Professional, AKG, Crown, Soundcraft, Lexicon, DigiTech, dbx and Studer.  We provide high-quality products to the sound reinforcement, music instrument support and broadcast and recording segments of the professional audio market.  We offer complete systems solutions for professional installations and users around the world.  The following table reports net sales and operating income by reporting segments:

	Three months ended		Six months ended
	December 31,		December 31,

($000s omitted)	2005	2004	2005	2004

Net sales:
Automotive	$547,584	537,327	1,067,880	1,031,811
Consumer	155,008	127,571	266,376	212,889
Professional	130,053	123,689	253,037	235,593

Total	$832,645	788,587	1,587,293	1,480,293

Operating income (loss):
Automotive	$88,021	103,827	161,958	174,342
Consumer	21,993	12,960	32,571	12,620
Professional	14,984	9,785	27,851	19,387
Other	(9,138)	(27,060)	(28,327)	(44,912)

Total	$115,860	99,512	194,053	161,437

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

At December 31, 2005, we had contracts maturing through June 2007 to purchase and sell the equivalent of approximately $91 million of various currencies to hedge future foreign currency purchases and sales.  We recognized approximately $4 million in net gains from cash flow hedges of forecasted foreign currency transactions in the six months ended December 31, 2005 compared to $1.6 million in net losses in the same period last year.  At December 31, 2005, the amount that is expected to be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months that is associated with these hedges is a gain of approximately $4.6 million.  The amount that is expected to be reclassified from accumulated other comprehensive income (loss) to earnings from January 1, 2006 through June 30, 2007 is a gain of approximately $0.6 million.  These amounts represent the fair market value of foreign currency forward contracts at December 31, 2005.

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

The objective of these interest rate swap contracts is to offset changes in the fair value of our fixed-rate debt caused by interest rate fluctuations.  The interest rate swap contracts are carried at fair value on our consolidated balance sheet and the related hedged portion of fixed-rate debt is carried at the remaining principal due net of the valuation adjustment for the change in fair value of the debt obligation attributable to the hedged risk.  The cumulative valuation adjustment at December 31, 2005, was a positive $2.2 million.  This amount also represents the fair market value of our interest rate swap contracts at December 31, 2005.

Changes in the fair value of the interest rate swap contracts and the offsetting changes in the carrying value of the hedged fixed-rate debt are recognized in interest expense in our consolidated statement of operations.  No ineffectiveness relating to the fair value hedge relationship has been recorded in current earnings during the quarter ended December 31, 2005.

As of December 31, 2005, we had contracts maturing through June 2006 to purchase and sell the equivalent of $109.1 million of various currencies to hedge foreign currency denominated loans to foreign subsidiaries.  These loans are of a long-term investment nature.  Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans.  At December 31, 2005, the market value of these contracts was a positive $1.0 million.

Note 9.   Commitments and Contingencies

At December 31, 2005, we were involved in several legal actions.  The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial position or results of operations.  In fiscal 2005, we recorded a $6 million liability for probable unasserted claims.  There was no change in the status of these claims at December 31, 2005.

At December 31, 2005, our Board of Directors has authorized the repurchase of a total of up to 20 million shares of common stock.  During the quarter and six months ended December 31, 2005, we repurchased 444,200 and 1,341,300 shares of our common stock at a total cost of $43.7 million and $119.0 million, respectively.  Through December 31, 2005, we had acquired and placed in treasury a total of 15,800,782 shares of our common stock at a cost of $437.2 million.  We expect future share repurchases to be funded primarily with cash generated by operations.

In fiscal 2004, the Board of Directors approved the repurchase of up to $225 million principal amount of our outstanding senior notes beginning in fiscal 2005.  During fiscal 2005, we repurchased $49.9 million principal amount of these notes.  There have been no additional repurchases during the six months ended December 31, 2005.

Note 10.  Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections.”  SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.”  SFAS No. 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change, unless otherwise specified in the standard.   SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  We anticipate that SFAS No. 154 will not have a material impact on our consolidated financial statements upon adoption in fiscal 2007.

In March 2005, the SEC issued Staff Accountants Bulletin (“SAB”) 107 which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payments arrangements for public companies.  We do not expect SAB 107 to have a material impact on our consolidated financial statements.

In December 2004, the FASB issued Staff Position No. SFAS 109-2, “Accounting and Disclosure Guidance for Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act of 2004 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met.  SFAS No. 109-2 allows an entity to evaluate the effect of the Act on its plans to reinvest or repatriate foreign earnings for purposes of applying SFAS No. 109 “Accounting for Income Taxes”, and provides accounting and disclosure guidance for the repatriation provision.  During the quarter ended December 31, 2005, management approved a plan for repatriation of earnings in the range of $200 million to $500 million.  Management has committed to an initial $200 million repatriation as of December 31, 2005 and recorded the related $1.1 million income tax expense during the quarter ended December 31, 2005.  See Note 13 “Income Taxes.”

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

The following table presents the components of net periodic benefit costs for the three months ended December 31, 2005 and 2004:

	Pension Benefits		Other Postretirement Benefits

($000s omitted)	2005	2004	2005	2004

Components of net periodic benefit cost:
Service cost	$300	296	400	370
Interest cost	466	529	587	583
Expected return on plan assets	(24)	(22)	---	---
Amortization of prior service cost	---	---	182	169
Amortization of net loss	14	---	368	445

Net periodic benefit cost	$756	803	1,537	1,567

The following table presents the components of net periodic benefit costs for the six months ended December 31, 2005 and 2004:

	Pension Benefits		Other Postretirement Benefits

($000s omitted)	2005	2004	2005	2004

Components of net periodic benefit cost:
Service cost	$607	573	800	740
Interest cost	946	1,026	1,174	1,166
Expected return on plan assets	(48)	(41)	---	---
Amortization of prior service cost	---	---	364	338
Amortization of net loss	27	---	736	890

Net periodic benefit cost	$1,532	1,558	3,074	3,134

During the three and six months ended December 31, 2005, we made an insignificant contribution to the defined benefit pension plans and expect full year contributions to be immaterial.

Note 12.  Significant Customers

Presented below are the percentages of net sales to and receivables due from customers who represent 10 percent or more of our net sales or accounts receivables:

	Net Sales		Receivables

	Six months ended December 31,		December 31,

	2005	2004	2005	2004

DaimlerChrysler	25%	28	17%	18
BMW	10	11	6	7
Other Customers	65	61	77	75

Total	100%	100	100%	100

We anticipate that DaimlerChrysler and BMW will continue to account for a significant portion of our net sales and accounts receivable for the foreseeable future.  Neither DaimlerChrysler nor BMW is obligated to any long-term purchase of our products. The loss of sales to DaimlerChrysler and/or BMW would have a material adverse effect on our total consolidated net sales, earnings and financial position.

Note 13.  Income Taxes

Income tax expense for the quarter ended December 31, 2005 was $38.0 million, compared to $30.8 million for the same period last year.  The effective tax rate for the quarter ended December 31, 2005 was 34.5 percent, compared to 32.0 percent in the prior year period.  Income tax expense for the six months ended December 31, 2005 was $57.7 million, compared to $52.2 million for the same period last year.  The effective tax rate for the six months ended December 31, 2005 was 31.4 percent, compared to 34.5 percent in the prior year period.  We currently expect the tax rate for the full fiscal year 2006 to be approximately 32 percent.

During the quarter ended December 31, 2005, management approved a plan for repatriation of earnings in the range of $200 million to $500 million.  Management has committed to an initial $200 million repatriation as of December 31, 2005 and recorded the related $1.1 million income tax expense during the quarter ended December 31, 2005.

Note 14.   Acquisitions

In July 2005, we acquired the assets of PhatNoise, Inc. located in Los Angeles, California.  PhatNoise develops integrated digital media systems for the automotive environment.  The acquisition of PhatNoise is not material to our consolidated financial statements.

Note 15.  Investment in Joint Venture

In October 2005, we formed Harman Navis Inc., a joint venture located in Korea, to engage in the design and development of navigation interfaces for automobile applications.  We evaluated the joint venture agreement under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46R”) and determined that the newly formed joint venture was a variable interest entity requiring consolidation.  We own a 50 percent equity interest in the joint venture and we are not obligated to fund any joint venture losses.  At December 31, 2005, the net assets of the joint venture were approximately $6 million.  The minority interest is approximately $3 million.  Our investment in this joint venture is not material to our consolidated financial statements.

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

We begin our discussion with an overview of our company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies.  We provide information regarding our three reportable business segments.  This is followed with a discussion of our results of operations for the three and six months ended December 31, 2005 and 2004.  This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations.  Our cash flows and financial condition are discussed under the caption Financial Condition.  We then provide a business outlook and information regarding our risk factors at the end of this discussion.

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

Our Automotive segment designs, manufactures and markets audio, electronic and infotainment systems for vehicle applications.  Our infotainment systems are a combination of information and entertainment components with features such as GPS navigation, traffic information, cellular phone service, wireless Internet access, security, climate control, backup camera, digital audio systems and rear seat video.  We believe we are a worldwide leader in the design and manufacture of digital infotainment systems.  Our Consumer segment designs, manufactures and markets audio, video and electronic systems for home, computer and multimedia applications.  Our multimedia products include accessories for portable electronic devices such as the iPod and other MP3 players, and computers.  Our Professional segment designs, manufactures and markets loudspeakers and electronic systems used by audio professionals in concert halls, stadiums, airports and other public spaces and for recording, broadcast, cinema and music reproduction applications.  We have an array of professional products linked by our HiQnet prototol.

Our products are sold worldwide, with the largest markets being Germany and the United States.  Our primary manufacturing facilities in the United States are located in California, Indiana, Kentucky and Utah.  Our primary manufacturing facilities outside the United States are in Germany, Austria, the United Kingdom, Hungary, Mexico, France and China.  Our businesses operate using the local currencies of the countries in which operations are located.  Therefore, we are subject to currency fluctuations that are partially mitigated by the fact that we purchase raw materials and supplies using local currencies when possible.  Our results are affected by changes in foreign currency exchange rates, particularly the Euro, as a significant percentage of our sales are made in Euro-denominated countries.

Our results of operations depend on the sales of audio, electronic and infotainment systems in the automotive, consumer and professional markets.  We experience seasonal fluctuations in sales and earnings.  Historically, our first quarter is generally the weakest due to automotive model changeovers and the summer holidays in Europe.  Our sales and earnings may also vary due to customer acceptance of our products, product offerings by our competitors and general economic conditions such as fluctuations in foreign currency exchange rates.

We achieved record sales and earnings during the quarter ended December 31, 2005.  Each of our three reportable segments performed well compared to the same period last year.  During the quarter, we repurchased 444,200 shares of our common stock for $43.7 million.

Critical Accounting Policies

Our critical accounting policies are described under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2005 Report on Form 10-K.  These policies include inventory valuation, allowance for doubtful accounts, warranty liabilities, income taxes, pre-production and development costs and goodwill.  Also see Note 1 “Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in our 2005 Report on Form 10-K.

On July 1, 2005 we adopted SFAS No. 123R. The adoption of this standard did not have a material impact on our results of operations as we have recorded stock compensation expense on a fair value basis for all awards granted on or after July 1, 2002 in accordance with SFAS No. 123.  The new standard did require certain changes in our calculations and disclosures. See Note 6 “Stock Options” to our consolidated financial statements included in this Report on Form 10-Q.

Results of Operations

Sales

Our net sales for the quarter ended December 31, 2005 were $832.6 million compared to $788.6 million in the same period last year, an increase of 6 percent.  Exclusive of foreign currency translation, net sales increased 12 percent.  For the six months ended December 31, 2005, net sales were $1.587 billion compared to net sales of $1.480 billion in the same period last year, an increase of 7 percent.  Exclusive of foreign currency translation, net sales for the six-month period increased 11 percent.  For the three and six months ended December 31, 2005, each of our three operating groups reported higher sales when compared to the prior year.

Presented below is a summary of our net sales by reporting segment:

	Three months ended December 31,				Six months ended December 31,
($000s omitted)

	2005	%	2004	%	2005	%	2004	%

Net sales:
Automotive	$547,584	66%	537,327	68%	$1,067,880	67%	1,031,811	70%
Consumer	155,008	19%	127,571	16%	266,376	17%	212,889	14%
Professional	130,053	15%	123,689	16%	253,037	16%	235,593	16%

Total	$832,645	100%	788,587	100%	$1,587,293	100%	1,480,293	100%

Automotive - Net sales for the quarter ended December 31, 2005 increased $10.3 million, or 2 percent compared to the same period last year.  Exclusive of foreign currency translation, net sales increased 9 percent.  Because a significant percentage of our Automotive sales are to customers in Europe, our Automotive group incurs most of our foreign currency translation exposure.  Increased sales of infotainment systems to automakers contributed to the increase in sales over the prior period.  The primary contributors were higher sales of our infotainment systems to Mercedes-Benz in support of the new S-Class, M-Class and R-Class platforms, to Audi in support of the A6 platform and to BMW to support the new 7-Series model platform.  Our Harley-Davidson program, which successfully launched in the prior quarter, also contributed to our Automotive sales increase compared to the same period last year.

Net sales for the six months ended December 31, 2005 increased $36.1 million, or 3 percent compared to the same period last year.  Exclusive of foreign currency translation, net sales increased 7 percent for the six-month period.  Increased sales of infotainment systems, branded audio systems and sales to Harley-Davidson all contributed to the increase in sales when compared to the prior year period.  Sales increases were slightly offset by lower sales to Chrysler, a division of DaimlerChrysler, and Renault.

Consumer - Net sales for the quarter ended December 31, 2005 increased $27.4 million, or 22 percent compared to the same period last year.  Exclusive of foreign currency, net sales increased 27 percent.  The increase in net sales was primarily due to strong sales of our multimedia products, including the JBL OnStage, OnStageII and OnTour, which are accessories for the Apple iPod, and JBL Creature, which is a computer audio system.  Sales of our multimedia products were up in both the United States and in Europe.  Higher sales of Harman/Kardon electronic systems also contributed to the higher Consumer sales compared to the same period last year.

Net sales for the six months ended December 31, 2005 increased $53.5 million, or 25 percent compared to the same period last year.  Exclusive of foreign currency translation, six-month sales increased 28 percent.  Net sales of audio and electronic systems to retailers contributed significantly to the increase in sales when compared to the prior year period.  Our popular multimedia products, OnStage, OnTour, Creature and the introduction of OnStageII were all successful.  Higher mobile aftermarket and Harman/Kardon electronic sales also contributed to the higher sales over the same period last year.

Professional - Net sales for the quarter ended December 31, 2005 increased $6.4 million, or 5 percent compared to the same period last year.   Exclusive of foreign currency translation, net sales increased 8 percent.  Professional sales were higher due to strong sales at our North America business units due in part to sales of systems using our new HiQnet protocol.  Sales of JBL Professional loudspeakers, musical instrument and installed sound products all contributed to the sales growth.  DigiTech and dbx brands also experienced sales increases for the quarter.  These sales increases were partially offset by lower sales at AKG due to an emphasis on selling higher margin products.

Net sales for the six months ended December 31, 2005 increased $17.4 million, or 7 percent compared to the same period last year.  Exclusive of foreign currency translation, net sales for the six-month period increased 9 percent.  Professional sales were higher due to an increase in sales to our major US retailers.  Higher sales of professional loudspeakers, musical instruments, amplifiers, effects devices and mixing consoles contributed to the increase above the same period last year offset by lower sales at AKG.

Gross Profit

Gross profit as a percentage of net sales increased 1.4 percentage points to 36.7 percent for the quarter ended December 31, 2005 compared to the same prior year quarter.  Gross profit as a percentage of net sales increased 2.2 percentage points to 36.0 percent for the six months ended December 31, 2005 compared to the same period in the prior year.  For the three and six months ended December 31, 2005, each of our three operating segments reported gross margin improvements compared to the same prior year period.

Presented below is a summary of gross profit by reporting segment:

($000s omitted)	Three months ended December 31,				Six months ended December 31,

	2005	Percent of Net Sales	2004	Percent of Net Sales	2005	Percent of Net Sales	2004	Percent of Net Sales

Gross Profit:
Automotive	$206,903	37.8%	198,050	36.9%	$391,182	36.6%	359,339	34.8%
Consumer	52,259	33.7%	39,500	31.0%	91,066	34.2%	61,706	29.0%
Professional	47,857	36.8%	41,785	33.8%	93,239	36.8%	81,344	34.5%
Other	(1,250)	---	(845)	---	(3,423)	---	(2,500)	---

Total	$305,769	36.7%	278,490	35.3%	$572,064	36.0%	499,889	33.8%

Automotive – Gross profit as a percentage of net sales increased 0.9 percentage points for the quarter ended December 31, 2005 compared to the same period for the prior year.  Gross profit as a percentage of net sales increased 1.8 percentage points for the six months ended December 31, 2005 compared to the same period in the prior year.  For the quarter, gross profit improvements primarily relate to higher sales and improved factory utilization.  For the six months ended December 31, 2005, lower fixed overhead and warranty expenses contributed to the slight increase in gross margins compared to the prior year.

Consumer – Gross profit as a percentage of net sales increased 2.7 percentage points for the quarter ended December 31, 2005 compared to the same period last year.  Gross profit as a percentage of net sales increased 5.2 percentage points for the six months ended December 31, 2005 compared to the prior year.  In the quarter, the gross profit margin improvement was due to product mix and lower warranty expense when compared to the prior year.  For the six months ended December 31, 2005, the gross margin improvements resulted primarily from favorable product mix with a higher percentage of multimedia sales, lower warranty expenses and lower manufacturing costs as a percentage of sales.

Professional – Gross profit as a percentage of net sales increased 3.0 percentage points for the quarter ended December 31, 2005 compared to the same period in the prior year.  Gross profit as a percentage of net sales increased 2.3 percentage points for the six months ended December 31, 2005 compared to the same period in the prior year.  For the quarter, gross margins increased as a percentage of sales primarily due to lower manufacturing costs and lower inventory reserve requirements at AKG.  For the six months ended December 31, 2005, gross margins increased as a percentage of sales due to higher standard contribution margins at AKG from a higher percentage of core product sales. Also, overall fixed manufacturing overhead costs were lower as a percentage of sales due to leveraging our manufacturing costs over higher sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”), as a percentage of sales, was approximately the same as the quarter ended December 31, 2004.  For the six-month period ended December 31, 2005, SG&A expenses increased 0.9 percentage points compared to the same period last year.  For the six-month period, SG&A increased due to higher research and development costs.  Research and development costs were $143.6 million for the six months ended December 31, 2005, compared to $105.7 million in the same period last year.  Research and development costs primarily increased due to increased spending associated with the development of new automotive infotainment systems.

Presented below is a summary of SG&A expenses by reporting segment:

($000s omitted)	Three months ended December 31,				Six months ended December 31,

	2005	Percent of Net Sales	2004	Percent of Net Sales	2005	Percent of Net Sales	2004	Percent of Net Sales

SG&A Expenses:
Automotive	$118,882	21.7%	94,223	17.5%	$229,224	21.5%	184,997	17.9%
Consumer	30,266	19.5%	26,540	20.8%	58,495	22.0%	49,086	23.1%
Professional	32,873	25.3%	32,000	25.9%	65,388	25.8%	61,957	26.3%
Other	7,888	---	26,215	---	24,904	---	42,412	---

Total	$189,909	22.8%	178,978	22.7%	$378,011	23.8%	338,452	22.9%

Automotive– SG&A expenses as a percentage of sales increased 4.2 percentage points for the quarter ended December 31, 2005 compared to the same period last year.  SG&A expenses primarily increased due to higher research and development costs.  Research and development expenses were $58.5 million for the quarter ended December 31, 2005 compared to $40.0 million in the prior year.  SG&A expenses as a percentage of sales increased 3.6 percentage points for the six months ended December 31, 2005 compared to the same period last year.  Research and development expenses were $110.2 million for the six months ended December 31, 2005 compared to $74.5 million in the prior year.  For the three and six month period ending December 31, 2005, research and development expenses increased primarily due to the acquisition of QNX and higher spending associated with new infotainment system programs in Europe and North America.

Consumer – SG&A expenses as a percentage of sales decreased 1.3 percentage points for the quarter ended December 31, 2005 compared to the same period last year.  SG&A expenses as a percentage of sales decreased 1.1 percentage points for the six months ended December 31, 2005 compared to the same period last year.  In the quarter, SG&A expenses increased primarily due to higher research and development and advertising costs.  For the six months, SG&A expenses increased primarily due to higher research and development, advertising and selling costs.  For the three and six month period ended December 31, 2005, research and development expenses were $9.1 million and $17.6 million, respectively, compared to $7.7 million and $14.5 million, in the same periods last year.  The increase in research and development in both periods is attributed to the acquisition of PhatNoise and increased personnel to support the development of multimedia products.  These cost increases supported higher sales for the three and six month periods, resulting in reduced SG&A as a percentage of sales.

Professional – SG&A expenses as a percentage of sales decreased slightly by 0.6 percentage points for the quarter ended December 31, 2005 and 0.5 percentage points for the six months ended December 31, 2005 compared to the same periods last year.  For the three and six months ended December 31, 2005, SG&A expense as a percentage of sales slightly decreased due to lower restructuring costs reported in the current periods.

Other – Corporate SG&A expenses for the three and six months ended December 31, 2005 decreased $18.3 million and $17.5 million, respectively, compared to the same periods last year.  SG&A expenses in the prior year periods were higher primarily due to a $6 million expense on a swap contract related to the termination of an operating lease and a $6 million accrual for an unasserted claim.

Operating Income

Operating income for the quarter ended December 31, 2005 was $115.9 million, or 13.9 percent of sales compared to $99.5 million, or 12.6 percent of sales in the same period last year.  Operating income for the six months ended December 31, 2005 was $194.1 million, or 12.2 percent of sales compared to $161.4 million or 10.9 percent of sales in the same period last year.  The 1.3 percentage point improvement in operating margin for the quarter and six month periods resulted in improved margins at each of our three operating segments.

Interest Expense

Interest expense was $4.6 million for the quarter ended December 31, 2005 compared to $2.6 million in the same quarter last year.  For the six months ended December 31, 2005, interest expense was $8.4 million compared to $6.0 million in the same period last year.  Weighted average borrowings outstanding were $399.7 million for the quarter ended December 31, 2005 and $376.1 million for six months ended December 31, 2005, compared to $364.0 million and $370.9 million, respectively, for the same periods in the prior year.  The weighted average borrowings exclude the average fair value of the interest rate swaps of $2.7 million and $4.2 million, respectively, for the three and six months ended December 31, 2005 and $16.3 million and $16.0 million, respectively, for the three and six months ended December 31, 2004.

The weighted average interest rate on borrowings was 6.7 percent for the quarter ended December 31, 2005 and 6.4 percent for the six months ended December 31, 2005.  The weighted average interest rates for the comparable periods in the prior year were 4.8 percent and 5.0 percent, respectively.  The weighted average interest rates have increased since, after giving effect to existing interest rate swap contracts, a majority of our outstanding debt is based on floating rates and interest rates increased over the prior year periods.

Miscellaneous Expenses

Miscellaneous, net expenses were $1.2 million for the quarter ended December 31, 2005 and $1.8 million for the six months ended December 31, 2005 compared to $0.7 million and $4.2 million, respectively, in the same periods last year.  For the six months ended December 31, 2005, miscellaneous expenses include $0.3 million for charitable contributions and $1.3 million in bank charges.  In the same period last year, miscellaneous expenses included a $1.0 million expense for charitable contributions and a $3.0 million expense for debt redemption premiums and $1.3 million of bank charges.

Income Taxes

Income tax expense for the quarter ended December 31, 2005, was $38.0 million, compared to $30.8 million in the prior year period.  The effective tax rate for the quarter ended December 31, 2005 was 34.5 percent, compared to 32.0 percent in the prior year period.  For the six months ended December 31, 2005, we reported income tax expense of $57.7 million, compared to income tax expense of $52.2 million for the same period last year.  The effective tax rate for the six months ended December 31, 2005 was 31.4 percent, compared to 34.5 percent in the prior year period.  We currently expect the tax rate for the full fiscal year 2006 to be approximately 32.0 percent.

During the quarter ended December 31, 2005, management approved a plan for repatriation of earnings in the range of $200 million to $500 million.  Management has committed to an initial $200 million repatriation as of December 31, 2005 and recorded the related $1.1 million income tax expense during the quarter ended December 31, 2005.  See Note 13 “Income Taxes.”

Financial Condition

Liquidity and Capital Resources

We primarily finance our working capital requirements through cash generated by operations, trade credit and borrowings under our revolving credit facility.  Cash and cash equivalents were $394.5 million at December 31, 2005 compared to $291.2 million at June 30, 2005.  During the six-month period, cash was used to repurchase shares of our common stock, meet working capital needs and make investments in tooling and other manufacturing equipment primarily at our businesses developing infotainment systems for automotive customers.

We will continue to need cash to support seasonal working capital needs, capital expenditures, interest and principal payments, dividend payments, debt repurchases and to purchase common stock under our share repurchase program.  We intend to use cash on-hand, cash generated by operations, borrowings under our revolving credit facility and repatriated cash from foreign subsidiaries to meet our requirements over the next twelve months.  We believe that these sources will provide adequate cash to meet our requirements over the next twelve months.

Below is additional disclosure regarding our cash flow activities during the first half of fiscal 2006 compared to the same period last year.

Operating Activities

Our cash flows from operations were $203.8 million for the six months ended December 31, 2005 compared to $164.0 million during the same period last year.  The increase was primarily due to record net income for the six-month period and improved working capital management compared to last year.  We made tax payments of $23.2 million during the six months ended December 31, 2005 compared to $56.4 million in the prior year period.

Net working capital, excluding cash and cash equivalents and short-term debt was $156.0 million at December 31, 2005 compared to $166.1 million at June 30, 2005.  The $10.1 million decrease was primarily due to higher accrued liabilities partially offset by lower accounts payable, due primarily to the timing of vendor payments, and higher inventory levels to support increased demand for our multimedia products.

Investing Activities

We had capital expenditures, net of acquisitions, of $45.3 million during the six months ended December 31, 2005 compared to $84.0 million during the same period last year.  The decrease is primarily due to last year’s $28.4 million payment for assets previously held under operating leases and foreign currency translation.

During the prior year period, we also made substantial investments for customer tooling and other manufacturing equipment primarily at our European businesses to support our infotainment system programs for automotive customers.  We are continuing to make significant investments in tooling and manufacturing equipment this year to support our growing infotainment business.  We presently expect fiscal 2006 capital expenditures to approximate fiscal 2005 expenditures.

Financing Activities

In the quarter ended December 31, 2005, we paid $43.7 million to repurchase 444,200 shares of common stock.  In the six months ended December 31, 2005, we paid $119.0 million to repurchase 1,341,300 shares of common stock.  Since the inception of our share repurchase program in June 1998, we have acquired and placed into treasury 15,800,782 shares at a cost of $437.2 million.  Our current share repurchase authorization from the Board of Directors is 20 million shares.  We intend to continue our share repurchase program for the remainder of the fiscal year, evaluating it quarter by quarter.

Our long-term debt at December 31, 2005, consisted primarily of $171.3 million principal amount of 7.125 percent senior notes due February 15, 2007, and $140.0 million principal amount of 7.32 percent senior notes due July 1, 2007.  At December 31, 2005, we also had outstanding borrowings under our revolving credit facility of $75.0 million and other long-term debt of $9.4 million.

We have a $300 million multi-currency revolving credit facility that expires in June 2010.  At December 31, 2005 we had borrowings of $75.0 million and outstanding letters of credit of $13.9million under this facility.  Unused availability under the revolving credit facility was $211.1 million atDecember 31, 2005.  Interest on the revolving credit facility is based on Libor rates plus a credit spread (4.88 percent at December 31, 2005).

Our long-term debt agreements contain financial and other covenants that, among other things, limit our ability to incur additional indebtedness, restrict subsidiary dividends and distributions, limit our ability to encumber certain assets and restrict our ability to issue capital stock of our subsidiaries.  Our long-term debt agreements permit us to pay dividends or repurchase our capital stock without any dollar limitation provided that we would be in compliance with the financial covenants in our revolving credit facility after giving effect to such dividend or repurchase.  At December 31, 2005, we were in compliance with the terms of our long-term debt agreements.

Equity

Total shareholders’ equity at December 31, 2005 was $1.068 billion compared with $1.061 billion at June 30, 2005.  The slight increase is primarily due to net income of $126.5 million offset by share repurchases of $119 million.  We repurchased 1,341,300 shares of our common stock in the six months ended December 31, 2005.

Business Outlook

For the full fiscal year ending June 30, 2006, we currently believe our net sales will be approximately $3.3 billion and earnings per share will be approximately $3.85 per share, representing a 16 percent increase over our $3.31 earnings per share in fiscal 2005.  Our expectation for the remainder of fiscal 2006 is based on an expected currency exchange rate of 1 Euro to US $1.20.  Our current expectations for fiscal 2006 could be affected by the potential impact of changes in currency exchange rates, softness in automobile sales and our forecasted substantial increase in research and development costs to support new infotainment business, as well as the other factors described below under “Risk Factors.”

During the quarter ended December 31, 2005, we were awarded additional infotainment system business from BMW and Mercedes.   We believe our future revenue and earnings growth will be primarily due to continuing market acceptance of our infotainment systems by automotive customers and continued improvements in sales and operations in our Consumer and Professional segments.

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

Risk Factors

You should carefully consider the risks described below and the other information in this report.  Our results of operations or financial condition could be significantly affected, and the trading price of our common stock may decline due to any of these risks:

•	automobile industry sales and production rates and the willingness of automobile purchasers to pay for the option of a premium branded audio system and/or a multi-functional infotainment system;

•	changes in consumer confidence and spending;

•	fluctuations in currency exchange rates and other risks inherent in international trade and business transactions;

•	the ability to satisfy contract performance criteria, including technical specifications and due dates;

•	The loss of one or more significant customers, including our automotive manufacturer customers;

•	competition in the automotive, consumer or professional markets in which we operate;

•	model-year changeovers in the automotive industry;

•	changes in general economic conditions and specific market conditions;

•	our ability to enforce or defend our ownership and use of intellectual property;

•	our ability to effectively integrate QNX with our other operations and to generate the anticipated cost savings from this acquisition;

•	strikes, work stoppages and labor negotiations at one or more of our facilities or at a facility of one of our significant customers, or work stoppages at a common carrier or a dock/shipping port;

•	changes in effective tax rates;

•	the outcome of pending or future litigation and administrative claims, including patent and environmental matters; and

•	world political stability.

We are also subject to various risks related to dependence on key customers.  For the quarter ended December 31, 2005, sales to DaimlerChrysler and BMW accounted for 25 percent and 10 percent, respectively, of our total consolidated net sales.  Accounts receivable due from DaimlerChrysler and BMW accounted for 17 percent and 6 percent, respectively, of total consolidated accounts receivable at December 31, 2005.  In the same period last year, sales to DaimlerChrysler and BMW accounted for 28 percent and 11 percent, respectively, of total consolidated net sales.  Accounts receivable due from DaimlerChrysler and BMW were 18 percent and 7 percent, respectively, of total consolidated accounts receivable at December 31, 2004.

We anticipate that DaimlerChrysler and BMW will continue to account for a significant portion of our sales and receivables for the foreseeable future.  These customers are not obligated to any long-term purchase of our products.  The loss of sales to DaimlerChrysler and BMW would have a material adverse effect on our consolidated sales, earnings and financial position.

For additional information regarding other factors that may affect our actual financial condition and results of operations, see the information under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors” in our 2005 Report on Form 10-K.

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

Interest Rate Sensitivity/Risk

We use interest rate swap agreements to convert the interest rates on a majority of our borrowings from fixed rates to variable rates.  We have $170 million in interest rate swaps for our outstanding 7.125 percent senior notes of $171.3 million and $140 million in interest rate swaps for our outstanding 7.32 percent senior notes of $140 million.  Including the swap agreements, all but $1.3 million of our borrowings were on a floating rate basis as of December 31, 2005.  The balance is subject to changes in short-term interest rates.

To assess exposure to interest rate changes, we prepared a sensitivity analysis assuming a hypothetical 100 basis point change in interest rates uniformly to all of our floating rate debt and investments.  Our analysis indicates that, based on our December 31, 2005 positions, such changes to the interest rate would not have a significant impact on fiscal 2006 net income.

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

The effect of changes in currency exchange rates, principally the change in the value of the Euro compared to the U.S. dollar, has an impact on our reported results when the financial statements of foreign subsidiaries are translated into U.S. dollars.  Over half of our sales are now denominated in Euros.  Currency translation had a significant impact on earnings for the second quarter compared to the same period last year due to the weakening of the Euro.  The second quarter average rate for the Euro vs the dollar decreased 8.31 percent from the prior year’s second quarter average rate.  The change in currency reduced our reported sales by approximately $47 million.

To assess exposure to changes in currency exchange rates, we prepared an analysis assuming a hypothetical 10 percent change in currency exchange rates across all currencies used by our subsidiaries.  This analysis indicated that a 10 percent increase or decrease in exchange rates would have increased or decreased income before income taxes by approximately $17 million for the six months ended December 31, 2005.

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

See Note 15 “Derivatives” to our consolidated financial statements included in Item 7A of Part II in our 2005 Report on Form 10-K for additional information regarding our exposure to foreign currency risk.

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

Part II.   OTHER INFORMATION

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our repurchases of common stock for each month in the second quarter of fiscal 2006:

Issuer Purchases of Equity Securities

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

October 1, 2005 through October 31, 2005	96,300	$98.90	96,300	4,547,118
November 1, 2005 through November 30, 2005	197,900	98.59	197,900	4,349,218
December 1, 2005 through December 31, 2005	150,000	97.63	150,000	4,199,218

	444,200	98.34	444,200	4,199,218	(1)

   (1)  Our share repurchase program was first publicly announced on June 16, 1998.  In August 2005, the Board authorized the purchase of up to an additional four million shares, bringing the total authorized to 20 million shares.  The total shares repurchased through December 31, 2005 were 15,800,782.

For a description of limitations on the payment of dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

Item 4.               Submission of Matters to a Vote of Security Holders

Our 2005 annual meeting of stockholders was held on November 2, 2005.  The following item of business was presented to the stockholders at the annual meeting:

Election of Directors

At our annual meeting of stockholders, two directors were elected to serve a three-year term expiring at the 2008 Annual Meeting of Stockholders.  The vote with respect to the election of these directors was as follows:

Name	Total vote for each director	Total vote withheld from each director

Sidney Harman	59,465,068	3,933,659
Shirley Mount Hufstedler	58,226,058	5,172,669

Bernie Girod, Gina Harman, Ann McLaughlin Korologos, Edward H. Meyer and Stanley A. Weiss will continue to serve as directors of the Company.  As previously reported, the Board appointed Gina Harman as a director on November 2, 2005 to fill an existing vacancy.

Item 5.               Other Information.

On February 7, 2006, the Compensation and Option Committee of our Board of Directors designated Kevin Brown, our Vice President, Chief Financial Officer and Assistant Secretary, as a participant in our Supplemental Executive Retirement Plan (the “Supplemental Plan”).  On February 7, 2006, our Board of Directors also authorized us to enter into a severance agreement with Mr. Brown in substantially the same form as the severance agreements of Dr. Sidney Harman, our Executive Chairman, and Bernard A. Girod, our Vice Chairman and Chief Executive Officer.  The material terms of the Supplemental Plan and the severance agreement are summarized below.  The summary is qualified by reference to the full provisions of the Supplemental Plan, as amended, and the form of severance agreement, which are filed as exhibits 10.1, 10.2 and 10.3 to this report.

Supplemental Executive Retirement Plan

The Supplemental Plan provides supplemental retirement, termination and death benefits to certain of our executive officers and key employees designated by our Board of Directors.  All Supplemental Plan benefits are subject to deductions for Social Security and federal, state and local taxes.

Retirement Benefit.  Retirement benefits are based on the average of the participant’s highest cash compensation (base salary and bonus) during any five consecutive years of employment (“Average Cash Compensation”).  Participants retiring at age 65 or older receive an annual retirement benefit equal to either (a) 3 1/3% of Average Cash Compensation per year of service up to a maximum of 50%, or (b) 2% of Average Cash Compensation per year of service up to a maximum of 30%, as designated by our Board of Directors.  Mr. Brown has been designated as a participant entitled to receive an annual retirement benefit of up to 30% of Average Cash Compensation.  If a participant’s employment is terminated for any reason other than death within three years after a change in control of our company, the participant vests with the maximum designated retirement benefit regardless of age or years of service and we will indemnify the participant for any expense incurred in enforcing the participant’s rights in the retirement benefit under the Supplemental Plan.  Unless another form of payment is approved by the administrative committee for the Supplemental Plan, benefits are payable monthly in the form of a life annuity.  If the participant dies after benefits have commenced but prior to receiving 10 years of benefits, they are paid to the participant’s beneficiary for the remainder of that period.

Termination Benefit.  A participant who retires or whose employment is terminated prior to age 65 with at least 15 years of service, and who is not otherwise entitled to benefits under the Supplemental Plan, is entitled to an annual termination benefit equal to either (a) 30% of Average Cash Compensation, increased by 4% for each year of service over 15 years, up to a maximum of 50%, or (b) 15% of Average Cash Compensation, increased by 3% for each year of service over 15 years, up to a maximum of 30%, as designated by our Board of Directors.  Mr. Brown has been designated as a participant entitled to receive an annual termination benefit of up to 30% of Average Cash Compensation.  The termination benefit commences upon the later of termination of the participant’s employment, other than due to death, or the participant reaching age 55.  Termination benefits are payable in the same manner as retirement benefits.

Death Benefit.  A pre-retirement death benefit equal to two or three times the highest annual cash compensation achieved by a participant during his or her employment with us is paid to the beneficiaries of a participant who dies prior to the commencement of benefits under the Supplemental Plan.  Mr. Brown has been designated as a participant entitled to receive a death benefit equal to two times his highest annual cash compensation.  The benefit is paid to the participant’s designated beneficiary in a single lump sum or, at the request of the beneficiary and with the consent of the administrative committee, the benefit may be paid in another form providing the actuarial equivalent of the lump-sum payment.

Severance Agreement

The severance agreement with Mr. Brown will provide that if, within the two years following a change in control of our company, Mr. Brown is terminated without cause or under certain circumstances terminates his own employment, he is entitled to receive a severance payment equal to three times the sum of his highest annual base salary during any period prior to his termination and his highest incentive pay during the three fiscal years preceding the change in control.  The severance agreement will also provide that we will pay Mr. Brown an additional amount for excise taxes, subject to a limitation based on the overall cost of the severance agreement, including any additional payment for excise taxes.  Unless we or Mr. Brown notifies the other by September 30 that we or he, as appropriate, does not wish the agreement to be extended, the severance agreement will be automatically extended on the following January 1 for an additional year.

Item 6.

Exhibits

Exhibits required by Item 601 of Regulation S-K

10.1

Harman International Industries, Incorporated Supplemental Executive Retirement Plan, as amended and restated as of October 1, 1999. (filed as Exhibit 10.27 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000, Commission File No. 001-09764, and hereby incorporated by reference) *

10.2

Amendment No. 1 to the Harman International Industries, Incorporated Supplemental Executive Retirement Plan, dated September 24, 2002. (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, Commission File No. 001-09764, and hereby incorporated by reference) *

10.3

Form of Severance Agreement between the Company and each of Sidney Harman, Bernard A. Girod, and Kevin Brown. (filed as Exhibit 10.71 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000, Commission File No. 001-09764, and hereby incorporated by reference) *

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

*   Management contract, compensatory plan or arrangement.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, Harman International Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harman International Industries, Incorporated

(Registrant)

Date: February 9, 2006	By: /s/ Bernard A. Girod

Bernard A. Girod Vice Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2006	By: /s/ Kevin L. Brown

Kevin L. Brown Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 9, 2006	By: /s/ Sandra B. Robinson

Sandra B. Robinson Vice President – Financial Operations and Chief Accounting Officer
(Principal Accounting Officer)