Form 10-Q
period 2006-03-31
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2006-05-09
CIK 800459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2006

Commission File Number: 1-9764

Harman International Industries, Incorporated

(Exact name of registrant as specified in its charter)

Delaware	11-2534306

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1101 Pennsylvania Avenue, NW Washington, DC	20004

(Address of principal executive offices)	(Zip code)

(202) 393-1101

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          [X] Yes            [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [X]             Accelerated Filer [  ]            Non-Accelerated Filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).              [  ] Yes                [X] No

We had 66,905,311 shares of common stock, par value $.01, outstanding at April 28, 2006.

Harman International Industries, Incorporated and Subsidiaries
Form 10-Q

The page numbers in this Table of Contents reflect actual page numbers, not EDGAR page tag numbers.

References to “Harman International,” the “Company,” “we,” “us,” and “our” in this Form 10-Q refer to Harman International Industries, Incorporated and its subsidiaries unless the context requires otherwise.

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Condensed Consolidated Balance Sheets
Harman International Industries, Incorporated and Subsidiaries
($000s omitted except share amounts)
(Unaudited)

	March 31,	June 30,

	2006	2005

Assets
Current assets
Cash and cash equivalents	$397,099	291,214
Receivables (less allowance for doubtful accounts of $9,862
at March 31, 2006 and $8,975 at June 30, 2005)	440,191	433,041
Inventories	337,685	312,950
Other current assets	158,864	146,088

Total current assets	1,333,839	1,183,293

Property, plant and equipment, net	479,815	491,619
Goodwill	356,005	345,071
Other assets	202,075	167,220

Total assets	$2,371,734	2,187,203

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$1,746	2,593
Current portion of long-term debt	174,961	533
Accounts payable	243,388	274,145
Accrued liabilities	396,694	345,941
Income taxes payable	123,466	105,858

Total current liabilities	940,255	729,070

Senior long-term debt	150,109	330,791
Other non-current liabilities	68,714	66,394
Minority interest	2,914	---
Shareholders’ equity
Preferred stock, $.01 par value. Authorized 5,000,000 shares; none issued and outstanding	---	---
Common stock, $.01 par value. Authorized 200,000,000 shares; issued 82,668,503 at March 31, 2006 and 81,122,026 at June 30, 2005	826	811
Additional paid-in capital	535,851	455,158
Accumulated other comprehensive income (loss):
Unrealized gain on hedging derivatives	1,702	5,548
Minimum pension liability adjustment	(14,151)	(14,147)
Cumulative foreign currency translation adjustment	42,567	39,702
Retained earnings	1,080,139	892,096
Less common stock held in treasury (15,800,782 shares at March 31, 2006 and 14,459,482 at June 30, 2005)	(437,192)	(318,220)

Total shareholders’ equity	1,209,742	1,060,948

Total liabilities and shareholders’ equity	$2,371,734	2,187,203

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations Harman International Industries, Incorporated and Subsidiaries (000s omitted except per share amounts) (Unaudited)
	Three months ended		Nine months ended
	March 31,		March 31,

	2006	2005	2006	2005

Net sales	$801,487	742,564	2,388,780	2,222,857
Cost of sales	519,870	492,572	1,535,099	1,472,976

Gross profit	281,617	249,992	853,681	749,881

Selling, general and administrative expenses	182,827	161,235	560,838	499,687

Operating income	98,790	88,757	292,843	250,194

Other expenses:
Interest expense, net	2,492	2,314	10,889	8,281
Miscellaneous, net	857	318	2,627	4,532

Income before income taxes and minority interest	95,441	86,125	279,327	237,381

Income tax expense, net	31,775	22,609	89,516	74,768
Minority interest	(360)	---	(717)	---

Net income	$64,026	63,516	190,528	162,613

Basic earnings per share	$0.96	0.94	2.88	2.42
Diluted earnings per share	$0.94	0.90	2.80	2.30

Weighted average shares – basic	66,428	67,743	66,103	67,095
Weighted average shares – diluted	68,109	70,831	68,164	70,679

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
Harman International Industries, Incorporated and Subsidiaries
($000s omitted)
(Unaudited)

	Nine months ended
	March 31,

	2006	2005

Cash flows from operating activities:
Net income	$190,528	162,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,126	91,224
Loss on disposition of assets	51	416
Stock option expense	11,725	11,163
Excess tax benefits from share-based payment arrangements	(42,952)	---

Changes in working capital, net of acquisition/disposition effects:
Decrease (increase) in:
Receivables	(5,571)	18,357
Inventories	(25,144)	(38,841)
Other current assets	(13,744)	(8,286)
Increase (decrease) in:
Accounts payable	(31,151)	(49,086)
Accrued liabilities	42,245	58,674
Income taxes payable	17,420	(26,939)
Other	5,777	12,888

Net cash provided by operating activities	$241,310	232,183

Cash flows from investing activities:
Payment for purchase of companies, net of cash acquired	$(11,811)	(144,312)
Proceeds from asset dispositions	1,024	893
Capital expenditures	(74,972)	(107,106)
Sale of investments	---	84,349
Other	(1,603)	3,091

Net cash used in investing activities	$(87,362)	(163,085)

Cash flows from financing activities:
Net decrease in short-term borrowings	$(833)	(1,324)
Net increase (decrease) in long-term debt	1,637	(56,616)
Repurchase of common stock	(118,972)	(50,338)
Dividends paid to shareholders	(2,485)	(2,513)
Exercise of stock options	26,031	26,830
Excess tax benefits from share-based payment arrangements	42,952	---
Other	108	---

Net cash used in financing activities	$(51,562)	(83,961)

Effect of exchange rate changes on cash	3,499	10,816

Net increase (decrease) in cash and cash equivalents	$105,885	(4,047)
Cash and cash equivalents at beginning of period	291,214	286,708

Cash and cash equivalents at end of period	$397,099	282,661

Supplemental disclosure of cash flow information:
Interest paid	$14,249	9,832
Income taxes paid	$81,779	97,437

Supplemental schedule of non-cash investing activities:
Fair value of assets acquired	$12,102	155,939
Cash paid for the assets	6,503	144,312

Liabilities assumed	$5,599	11,627

See accompanying notes to condensed consolidated financial statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

Our unaudited, condensed consolidated financial statements at March 31, 2006 and for the three and nine months ended March 31, 2006 and 2005, have been prepared pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  These unaudited, condensed consolidated financial statements do not include all information and footnote disclosures included in our audited financial statements.  In the opinion of management, the accompanying unaudited, condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows for the periods presented.  Operating results for the three and nine months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2006 due to seasonal, economic and other factors.

Where necessary, information for prior periods has been reclassified to conform to the consolidated financial statement presentation for the corresponding periods in the current fiscal year.

These unaudited, condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

Note 2.  Inventories

Inventories consist of the following:

	March 31,	June 30,

($000s omitted)	2006	2005

Finished goods	$146,950	132,426
Work in process	42,854	48,083
Raw materials	147,881	132,441

Total	$337,685	312,950

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

Details of the estimated warranty liability are as follows:

	Nine months ended
	March 31,

($000s omitted)	2006	2005

Beginning balance (June 30)	$48,582	40,745
Warranty provisions	37,476	41,049
Warranty payments (cash or in-kind)	(25,952)	(33,192)

Ending balance	$60,106	48,602

The warranty liability is included in accrued liabilities.  The warranty liability at March 31, 2006 includes approximately $12 million related to the delay of prior year reimbursements to a customer due to a change in the customer’s collection methods.

Note 4.  Comprehensive Income

The components of comprehensive income (loss) are as follows:

	Three months ended		Nine months ended
	March 31,		March 31,

($000s omitted)	2006	2005	2006	2005

Net income	$64,026	63,516	190,528	162,613
Other comprehensive income (loss):
Foreign currency translation	17,904	(30,237)	2,865	42,814
Unrealized gains (losses) on hedging	(3,453)	2,965	(3,846)	6,973
Minimum pension liability adjustment	(54)	---	(4)	(1)

Total other comprehensive income	$78,423	36,244	189,543	212,399

The components of accumulated other comprehensive income (loss) as of March 31, 2006 and June 30, 2005 and the activity for the nine months ended March 31, 2006 are presented below:

			Cumulative
	Unrealized	Minimum	foreign	Accumulated
	gain on	pension	currency	other
	hedging	liability	translation	comprehensive
($000s omitted)	derivatives	adjustment	adjustment	income (loss)

June 30, 2005	$5,548	(14,147)	39,702	31,103
Foreign currency translation adjustments	---	---	2,865	2,865
Change in fair value of foreign currency cash flow hedges	(3,846)	---	---	(3,846)
Minimum pension liability adjustment	---	(4)	---	(4)

March 31, 2006	$1,702	(14,151)	42,567	30,118

Note 5.  Earnings Per Share

The following table presents the calculation of basic and diluted earnings per common share outstanding:

	Three months ended March 31,

(000s omitted except per share amounts)	2006		2005

	Basic	Diluted	Basic	Diluted

Net income	$64,026	64,026	63,516	63,516

Weighted average shares outstanding	66,428	66,428	67,743	67,743
Employee stock options	---	1,681	---	3,088

Total weighted average shares outstanding	66,428	68,109	67,743	70,831

Earnings per share	$0.96	0.94	0.94	0.90

	Nine months ended March 31,

(000s omitted except per share amounts)	2006		2005

	Basic	Diluted	Basic	Diluted

Net income	$190,528	190,528	162,613	162,613

Weighted average shares outstanding	66,103	66,103	67,095	67,095
Employee stock options	---	2,061	---	3,584

Total weighted average shares outstanding	66,103	68,164	67,095	70,679

Earnings per share	$2.88	2.80	2.42	2.30

Certain options were outstanding and not included in the computation of diluted earnings per share because the assumed exercise of these options would have been antidilutive.  Options to purchase 217,972 shares of our common stock with exercise prices ranging from $82.00 to $126.94per share during the quarter ended March 31, 2006, were outstanding and not included in the computation of diluted earnings per share.

Options to purchase 438,000 shares of our common stock at prices ranging from $98.62 to $126.94 per share during the quarter ended March 31, 2005, were outstanding and not included in the computation of diluted earnings per share because the exercise of these options would have been antidilutive.

Options to purchase 833,303 shares of our common stock at prices ranging from $82.00 to $126.94 per share during the nine months ended March 31, 2006 and options to purchase 331,790 shares of common stock at prices ranging from $75.22 to $126.94 per share during the nine months ended March 31, 2005, were outstanding and not included in the computation of diluted earnings per share because the exercise of these options would have been antidilutive.

Note 6.  Stock Options

Effective July 1, 2005, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Accounting for Stock-Based Compensation.”  Under SFAS No. 123R, our compensation expense is recognized based on the estimated fair value of stock options and similar equity instruments awarded to employees.  The impact of adopting SFAS No. 123R was immaterial to the results of our operations.  We have been recording compensation expense associated with stock options in accordance with SFAS No. 123 since July 1, 2002.  The primary impact of SFAS No. 123R was on our disclosure and certain calculations as we now are required to use estimated forfeitures rather than actual forfeitures as we had prior to the adoption of SFAS No. 123R.

Prior to the adoption of SFAS No. 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows.  SFAS No. 123R requires the cash flows related to tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.  Accordingly, we have classified the $43.0 million excess tax benefit realized in the nine months ended March 31, 2006 as cash flow from financing activity in the accompanying condensed consolidated statements of cash flows.

On March 31, 2006, we had one share-based compensation plan with shares available for future grants, the 2002 Option Plan, which is described below.  The compensation expense for share-based compensation was $3.8 million and $2.9 million for the quarters ended March 31, 2006 and March 31, 2005, respectively, and $11.7 million and $11.2 million for the nine months ended March 31, 2006 and March 31, 2005, respectively.  The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1.0 million and $0.8 million for the quarters ended March 31, 2006 and March 31, 2005, respectively, and $3.2 million and $3.1 million for the nine months ended March 31, 2006 and March 31, 2005, respectively.

Share Option Plan

Our 2002 Option Plan, which was approved by our shareholders, permits the grant of stock options, stock appreciation rights and restricted stock for up to 6 million shares of our common stock.  These shares may be issued as original issuances, treasury shares or a combination of both.  We believe that such awards better align the interests of our employees with those of our shareholders.  Option awards are granted with an exercise price equal to the market price of our stock on the date of the grant.  The option awards generally vest over five years of continuous service commencing one year from the date of the grant, and expire after ten years.  We also have options outstanding under our 1992 Plan, and shares under the 1992 Plan can be issued as original issuances or treasury shares or a combination of both (options to purchase 1,834,496 shares with expiration dates ranging from September 5, 2006 to November 8, 2012).  The 1992 Plan was approved by our shareholders and had no shares available for grant on March 31, 2006.

The fair value of each option award is estimated using the Black-Scholes option valuation model, which uses the assumptions noted in the following table.  Groups of option holders (directors, executives and non-executives) that have similar historical behavior are considered separately for valuation purposes.  Expected volatilities are based on historical closing prices of our common stock over the expected option term.  We use historical data to estimate option exercises and employee terminations within the valuation model.  The expected term of options granted is derived using the option valuation model and represents the estimated period of time from date of grant that the option is expected to remain outstanding.

The risk free rates for periods within the contractual life of the option are based on the U.S. Treasury yield curve in effect at the time of grant.

	Nine months ended March 31,

	2006	2005

Expected volatility	38% - 42%	41%
Expected annual dividend	$0.05	$0.05
Expected term (in years)	4.24 – 6.33	6.13
Risk-free rate	3.90% – 4.25%	3.69%

A summary of option activity under our stock option plans as of March 31, 2006 is presented below:

				Aggregate
				intrinsic value
		Weighted	Weighted	at closing
		average	average	stock price
	Shares	exercise	remaining	$97.85
	(000)	price	term (years)	($000s)

Outstanding at July 1, 2005	4,624	$32.08
Granted	572	83.13
Exercised	1,607	19.84
Cancelled	275	53.21

Outstanding at March 31, 2006	3,314	45.07	6.50	$219,478

Exercisable	1,606	23.78	4.88	$140,363

There were no options granted in the three months ended March 31, 2006.  The weighted average grant date fair value of options awarded in the nine months ended March 31, 2006 and 2005 was $30.24 and $45.49, respectively.  The total intrinsic value of options exercised during the quarters ended March 31, 2006 and 2005 was $116.0 million and $14.6 million, respectively.  The total intrinsic value of options exercised during the nine months ended March 31, 2006 and 2005 was $140.7 million and $180.0 million, respectively.

As of March 31, 2006 there was $28.7 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plans.  This cost will be recognized over the next five years.  The total fair value of options vested during the quarter and nine months ended March 31, 2006 was $3.0 million and $12.6 million, respectively.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

The following table illustrates the effect on net income and earnings per share in fiscal 2005, as reported, if we had applied the fair value recognition provisions of SFAS No. 123R, “Accounting for Stock-Based Compensation” to all of our outstanding and unvested awards at March 31, 2005:

	Three months ended March 31,	Nine months ended March 31,

($000s omitted except per share amounts)	2005	2005

Reported net income	$63,516	162,613

Add: Share-based employee compensation expense included in net income, net of tax	2,122	8,065

Deduct: Share-based employee compensation expense determined under fair value-based method, net of tax	1,972	8,835

Net income, pro forma	$63,666	161,843

Basic earnings per share, as reported	$0.94	2.42
Basic earnings per share, pro forma	0.94	2.41

Diluted earnings per share, as reported	$0.90	2.30
Diluted earnings per share, pro forma	0.90	2.29

The provisions of SFAS No. 123R have been reflected in our financial statements as of March 31, 2006.

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

Our Consumer segment designs, manufactures and markets audio, video and electronic systems for home and multimedia applications.  Our Consumer home products and systems are marketed worldwide under brand names including JBL, Infinity, Harman/Kardon, Lexicon, Mark Levinson and Revel.  Our audio and electronic products are offered through audio/video specialty and retail chain stores.  Our branded audio products for multimedia applications are focused on retail customers with products designed to enhance sound for computers, iPods and other MP3 players.

The Professional Group designs, manufactures and markets loudspeakers and electronic systems used by audio professionals in concert halls, stadiums, airports and other buildings and for recording, broadcast, cinema and music reproduction applications.  Our Professional products are marketed worldwide under brand names including JBL Professional, AKG, Crown, Soundcraft, Lexicon, DigiTech, dbx and Studer.  We provide high-quality products to the sound reinforcement, music instrument support, and broadcast and recording segments of the professional audio market.  We offer complete systems solutions for professional installations and users around the world.  The following table reports net sales and operating income by reporting segments:

	Three months ended		Nine months ended
	March 31,		March 31,

($000s omitted)	2006	2005	2006	2005

Net sales:
Automotive	$567,340	522,513	1,635,220	1,554,324
Consumer	106,810	100,252	373,186	313,141
Professional	127,337	119,799	380,374	355,392

Total	$801,487	742,564	2,388,780	2,222,857

Operating income (loss):
Automotive	$91,003	83,982	252,961	258,324
Consumer	5,215	7,077	37,786	19,697
Professional	13,526	10,008	41,377	29,395
Other	(10,954)	(12,310)	(39,281)	(57,222)

Total	$98,790	88,757	292,843	250,194

Other operating loss is comprised of activity related to our corporate accounts, net of reporting segment allocations.  Prior year amounts have been reallocated to conform to current year segment presentation.

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

Because the amounts and the maturities of the derivatives approximate those of the forecasted exposures, changes in the fair value of the derivatives are highly effective in offsetting changes in the cash flows of the hedged items.  When it has been determined that a portion of a hedge has become ineffective, the ineffective portion of the hedge is recorded in current earnings.

At March 31, 2006, we had contracts maturing through June 2007 to purchase and sell the equivalent of approximately $87.5 million of various currencies to hedge future foreign currency purchases and sales.  We recognized approximately $5.3 million in net gains from cash flow hedges of forecasted foreign currency transactions in the nine months ended March 31, 2006 compared to $2.4 million in net losses in the same period last year.  At March 31, 2006, the amount that is expected to be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months that is associated with these hedges is a gain of approximately $1.7 million.  The amount that is expected to be reclassified from accumulated other comprehensive income (loss) to earnings from April 1, 2006 through June 30, 2007 is deminimus.  These amounts represent the fair market value of foreign currency forward contracts at March 31, 2006.

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

In December 2003, we purchased and retired $10 million of our 7.32 percent senior notes, reducing both the senior notes and the interest swap contract from $150 million to $140 million.  In September 2004, we purchased and retired $50 million of our 7.125 percent senior notes, reducing the balance from $221 million to $171 million and reducing the associated interest rate swap contract from $200 million to $170 million.  In the quarter ended March 31, 2006, we reclassified the 7.125 percent senior notes due February 15, 2007 from long-term to short-term debt.  The value of the associated swap contract was also reclassified from long-term to short-term.

The objective of these interest rate swap contracts is to offset changes in the fair value of our fixed-rate debt caused by interest rate fluctuations.  The interest rate swap contracts are carried at fair value on our consolidated balance sheet and the related hedged portion of fixed-rate debt is carried at the remaining principal due net of the valuation adjustment for the change in fair value of the debt obligation attributable to the hedged risk.  The cumulative valuation adjustment at March 31, 2006, was a positive $0.3 million.  This amount also represents the fair market value of our interest rate swap contracts at March 31, 2006.

Changes in the fair value of the interest rate swap contracts and the offsetting changes in the carrying value of the hedged fixed-rate debt are recognized in interest expense in our consolidated statement of operations.  No ineffectiveness relating to the fair value hedge relationship has been recorded in current earnings during the quarter ended March 31, 2006.

As of March 31, 2006, we had contracts maturing through June 2006 to purchase and sell the equivalent of $36.4 million of various currencies to hedge foreign currency denominated loans to foreign subsidiaries.  These loans are of a long-term investment nature.  Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans.  At March 31, 2006, the market value of these contracts was a negative $0.5 million.

Note 9.   Commitments and Contingencies

At March 31, 2006, we were involved in several legal actions.  The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial position or results of operations.  In fiscal 2005, we recorded a $6 million liability for probable unasserted claims.  There was no change in the status of these claims at March 31, 2006.

At March 31, 2006, our Board of Directors has authorized the repurchase of a total of up to 20 million shares of common stock.  During the nine months ended March 31, 2006, we repurchased 1,341,300 shares of our common stock at a total cost of $119.0 million.  Through March 31, 2006, we had acquired and placed in treasury a total of 15,800,782 shares of our common stock at a cost of $437.2 million.  We expect future share repurchases to be funded primarily with cash generated by operations.

In fiscal 2004, the Board of Directors approved the repurchase of up to $225 million principal amount of our outstanding senior notes beginning in fiscal 2005.  During fiscal 2005, we repurchased $49.9 million principal amount of these notes.  There have been no additional repurchases during the nine months ended March 31, 2006.  We are in the process of evaluating whether to retire our outstanding bonds prior to maturity in order to obtain the benefit of the interest expense reduction.

Note 10.  Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections.”  SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.”  SFAS No. 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change, unless otherwise specified in the standard.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  We do not expect SFAS No. 154 to have a material impact on our consolidated financial statements upon adoption in fiscal 2007.

In December 2004, the FASB issued Staff Position No. SFAS 109-2, “Accounting and Disclosure Guidance for Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act of 2004 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met.  SFAS No. 109-2 allows an entity to evaluate the effect of the Act on its plans to reinvest or repatriate foreign earnings for purposes of applying SFAS No. 109 “Accounting for Income Taxes”, and provides accounting and disclosure guidance for the repatriation provision.  During the quarter ended March 31, 2006, management approved a plan to repatriate $300 million of additional cash from our foreign subsidiaries resulting in $1.7 million of additional tax expense.  We expect this $300 million to be repatriated during the fourth quarter.  In the prior quarter, management approved the repatriation of $200 million and we recorded a $1.1 million tax charge.  The $200 million of cash was repatriated from our foreign subsidiaries during the quarter ended March 31, 2006.  See Note 13 “Income Taxes.”

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

The following table presents the components of net periodic benefit costs for the three months ended March 31, 2006 and 2005:

	Pension Benefits		Other Postretirement Benefits

($000s omitted)	2006	2005	2006	2005

Components of net periodic benefit cost:
Service cost	$303	298	400	370
Interest cost	473	534	587	583
Expected return on plan assets	(24)	(20)	---	---
Amortization of prior service cost	---	---	182	169
Amortization of net loss	13	---	368	445

Net periodic benefit cost	$765	812	1,537	1,567

The following table presents the components of net periodic benefit costs for the nine months ended March 31, 2006 and 2005:

	Pension Benefits		Other Postretirement Benefits

($000s omitted)	2006	2005	2006	2005

Components of net periodic benefit cost:
Service cost	$910	871	1,200	1,110
Interest cost	1,419	1,560	1,761	1,749
Expected return on plan assets	(72)	(61)	---	---
Amortization of prior service cost	---	---	546	507
Amortization of net loss	40	---	1,104	1,335

Net periodic benefit cost	$2,297	2,370	4,611	4,701

During the three and nine months ended March 31, 2006, we made an insignificant contribution to the defined benefit pension plans and expect full year contributions to be immaterial.

Note 12.  Significant Customers

Presented below are the percentages of net sales to and receivables due from customers who represent 10 percent or more of our net sales or accounts receivables:

	Net Sales		Receivables

	Nine months ended March 31,		March 31,

	2006	2005	2006	2005

DaimlerChrysler	25%	27	20%	21
BMW	10	11	8	8
Audi/VW	8	8	10	10
Other Customers	57	54	62	61

Total	100%	100	100%	100

We anticipate that DaimlerChrysler, BMW and Audi/VW will continue to account for a significant portion of our net sales and accounts receivable for the foreseeable future.  None of DaimlerChrysler, BMW or Audi/VW is obligated to any long-term purchase of our products. The loss of sales to DaimlerChrysler, BMW and/or Audi/VW would have a material adverse effect on our total consolidated net sales, earnings and financial position.

Note 13.  Income Taxes

Income tax expense for the quarter ended March 31, 2006 was $31.8 million, compared to $22.6 million for the same period last year.  The effective tax rate for the quarter ended March 31, 2006 was 33.3 percent, compared to 26.3 percent in the prior year period.  Income tax expense for the nine months ended March 31, 2006 was $89.5 million, compared to $74.8 million for the same period last year.  The effective tax rate for the nine months ended March 31, 2006 was 32.0 percent, compared to 31.5 percent in the prior year period.  We currently expect the tax rate for the full fiscal year 2006 to be between 32 and 33 percent.

During the quarter ended March 31, 2006, management approved a plan to repatriate $300 million of cash from our foreign subsidiaries under the “American Jobs Creation Act of 2004.” This decision resulted in a $1.7 million tax charge in the third quarter of fiscal 2006.  This amount is in addition to our decision in the second quarter ended December 31, 2005 to repatriate $200 million of cash from our foreign subsidiaries.  That decision resulted in a $1.1 million tax charge in the second quarter of fiscal 2006.

Note 14.   Acquisitions

In July 2005, we acquired the assets of PhatNoise, Inc. located in Los Angeles, California.  PhatNoise develops integrated digital media systems for the automotive environment.  The acquisition of PhatNoise is not material to our consolidated financial statements.

Note 15.  Investment in Joint Venture

In October 2005, we formed Harman Navis Inc., a joint venture located in Korea, to engage in the design and development of navigation interfaces for automobile applications.  We evaluated the joint venture agreement under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46R”) and determined that the newly formed joint venture was a variable interest entity requiring consolidation.  We own a 50 percent equity interest in the joint venture.  We are not obligated to fund any joint venture losses.  At March 31, 2006, the net assets of the joint venture were approximately $19.2 million.  The minority interest is approximately $2.9 million.  Our investment in this joint venture is not material to our consolidated financial statements.

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

We begin our discussion with an overview of our company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies.  This is followed with a discussion of our results of operations for the three and nine months ended March 31, 2006 and 2005.  This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations.  We also provide specific information regarding our three reportable business segments.  Our liquidity, capital resources and cash flows are discussed under the caption Financial Condition.  We then provide a business outlook and information regarding our risk factors at the end of this discussion.

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

Our Automotive segment designs, manufactures and markets audio, electronic and infotainment systems for vehicle applications.  Our infotainment systems are a combination of information and entertainment components with features such as GPS navigation, traffic information, cellular phone service, wireless Internet access, security, climate control, backup camera, digital audio systems and rear seat video.  We believe we are a worldwide leader in the design and manufacture of digital infotainment systems.  Our Consumer segment designs, manufactures and markets audio, video and electronic systems for home and multimedia applications.

Our multimedia products include accessories for portable electronic devices such as the iPod and other MP3 players, and computers.  Our Professional segment designs, manufactures and markets loudspeakers and electronic systems used by audio professionals in concert halls, stadiums, airports and other public spaces and for recording, broadcast, cinema and music reproduction applications.  We have an array of professional products linked by our HiQnet protocol.

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

Our results of operations depend on the sales of audio, electronic and infotainment systems in the automotive, consumer and professional markets.  We experience seasonal fluctuations in sales and earnings.  Historically, our first quarter is generally the weakest due to automotive model changeovers and the summer holidays in Europe.  Our Consumer business generally experiences strong results in the three months ended December 31 due to the holiday shopping season.  Our sales and earnings may also vary due to customer acceptance of our products, product offerings by our competitors and general economic conditions such as fluctuations in foreign currency exchange rates.

We achieved record sales and earnings for the third quarter and nine months ended March 31, 2006.  Each of our three reportable segments performed well compared to the same periods last year.

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

On July 1, 2005 we adopted SFAS No. 123R. The adoption of this standard did not have a material impact on our results of operations as we have recorded stock compensation expense on a fair value basis for all awards granted on or after July 1, 2002 in accordance with SFAS No. 123.  The new standard did require certain changes in our calculations and disclosures. See Note 6 “Stock Options” to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations

Sales

Our net sales for the quarter ended March 31, 2006 increased $58.9 million, or 8 percent compared to the same period last year.  Exclusive of foreign currency translation, net sales increased 14 percent compared to the same period last year.  For the nine months ended March 31, 2006, net sales increased $165.9 million, or 7 percent compared to the same period last year.  Exclusive of foreign currency translation, net sales for the nine-month period increased 12 percent.  The increase in net sales for both the three and nine months ended March 31, 2006 compared to the same periods in the prior year was primarily due to higher sales of our automotive audio and infotainment systems and higher sales of consumer multimedia products.  For the three and nine months ended March 31, 2006, each of our three reporting segments reported higher net sales when compared to the prior year.

Presented below is a summary of our net sales by reporting segment:

($000s omitted)	Three months ended March 31,				Nine months ended March 31,

	2006	%	2005	%	2006	%	2005	%

Net sales:
Automotive	$567,340	71%	522,513	70%	$1,635,220	68%	1,554,324	70%
Consumer	106,810	13%	100,252	14%	373,186	16%	313,141	14%
Professional	127,337	16%	119,799	16%	380,374	16%	355,392	16%

Total	$801,487	100%	742,564	100%	$2,388,780	100%	2,222,857	100%

Automotive - Net sales for the quarter ended March 31, 2006 increased $44.8 million, or 9 percent compared to the same period last year.  Exclusive of foreign currency translation, net sales increased 16 percent.  Because a significant percentage of our automotive sales are to customers in Europe, Automotive incurs most of our foreign currency translation exposure.  Increased sales of infotainment systems to Mercedes-Benz for the new S-Class, M-Class and R-Class platforms contributed to the sales increase over the prior year period.  Sales also increased due to shipments of audio and electronic systems to our new customer, Harley-Davidson, for its touring motorcycles and higher sales of our personal navigation devices in Europe.  The increase in net sales was slightly offset by lower sales to Chrysler and Volvo, due to the discontinuance of products in several platforms and lower sales to Mercedes-Benz, due to reduced vehicle production of the E-Class and C-Class platforms.

Net sales for the nine months ended March 31, 2006 increased $80.9 million, or 5 percent compared to the same period last year.  Exclusive of foreign currency translation, net sales increased 10 percent for the nine-month period.  Increased sales of infotainment systems and increased sales of branded audio systems contributed to the increase in sales over the prior year.  The primary contributors to the higher sales were strong sales of our infotainment systems to Mercedes-Benz for the S-Class, M-Class, B-Class and R-Class platforms and higher sales of infotainment systems to Audi for their A6 and new Q7 platforms.  Sales to Hyundai/Kia and Toyota/Lexus were also higher compared to the prior year.  These higher sales were slightly offset by lower sales to Chrysler, due to the loss of RB4, Dakota and Durango platforms, as well as lower sales to Mercedes-Benz, due to reduced vehicle production of the E-Class and C-Class platforms.

Consumer - Net sales for the quarter ended March 31, 2006 increased $6.6 million, or 7 percent compared to the same period last year.  Exclusive of foreign currency translation, net sales increased 11 percent.  The increase in net sales was primarily due to higher sales of our mobile products to a major retailer and higher sales of JBL and Infinity loudspeakers, Harman/Kardon electronics and multimedia products.  Multimedia sales to support iPod and other MP3 players slowed during the third quarter after a very strong second quarter, which included the holiday shopping season.

Net sales for the nine months ended March 31, 2006 increased $60.0 million, or 19 percent compared to the same period last year.  Exclusive of foreign currency translation, sales for the nine-month period increased 23 percent.  Net sales of audio and electronic systems to retailers contributed significantly to the increase in sales when compared to the prior year period.  International consumer sales contributed significantly to the increase in sales compared to the prior year.  Strong multimedia, loudspeaker and Harman/Kardon sales in Europe were primary contributors to the higher international sales.  In North America, sales growth is due to higher multimedia products including the JBL OnStage and OnTour, which are accessories for the iPod and other MP3 players.

Professional - Net sales for the quarter ended March 31, 2006 increased $7.5 million, or 6 percent compared to the same period last year.   Exclusive of foreign currency translation, net sales increased 9 percent.  JBL Professional loudspeakers, musical instrument and installed sound products contributed to the sales growth.  The DigiTech and dbx brands also experienced sales increases for the quarter.  These increases were partially offset by lower sales at AKG due to an emphasis on selling higher margin products.

Net sales for the nine months ended March 31, 2006 increased $25.0 million, or 7 percent compared to the same period last year.  Exclusive of foreign currency translation, net sales for the nine-month period increased 9 percent.  Higher sales of professional loudspeakers, musical instrument products, amplifiers, effects devices and mixing consoles contributed to the increase above the same period last year.  These higher sales were partially offset by lower sales at AKG and the Mixer Group due to an emphasis on selling higher margin products.

Gross Profit

Gross profit as a percentage of net sales increased 1.4 percentage points to 35.1 percent for the quarter ended March 31, 2006 compared to 33.7 percent of sales in the same period last year.  Gross profit as a percentage of net sales increased 2.0 percentage points to 35.7 percent for the nine months ended March 31, 2006 compared to 33.7 percent of sales the same period last year.  For the quarter ended March 31, 2006, our Automotive and Professional reporting segments reported gross margin improvements compared to the same period last year.  Consumer margins were approximately the same as last year.  For the nine months ended March 31, 2006, each of our three reporting segments reported gross margin improvements compared to the same period last year.

Presented below is a summary of gross profit by reporting segment:

($000s omitted)	Three months ended March 31,				Nine months ended March 31,

	2006	Percent of Net Sales	2005	Percent of Net Sales	2006	Percent of Net Sales	2005	Percent of Net Sales

Gross Profit:
Automotive	$200,575	35.4%	176,628	33.8%	$591,757	36.2%	535,967	34.5%
Consumer	33,426	31.3%	31,515	31.4%	124,492	33.4%	93,221	29.8%
Professional	48,866	38.4%	43,099	36.0%	142,105	37.4%	124,443	35.0%
Other	(1,250)	---	(1,250)	---	(4,673)	---	(3,750)	---

Total	$281,617	35.1%	249,992	33.7%	$853,681	35.7%	749,881	33.7%

Automotive – Gross profit as a percentage of net sales increased 1.6 percentage points for the quarter ended March 31, 2006 compared to the same period in the prior year.  Gross profit improvements are primarily related to higher sales and improved factory utilization partially offset by lower variable margins.  Gross profit margins also benefited from favorable tooling cost reimbursements from our customers.  Gross profit as a percentage of net sales increased 1.7 percentage points for the nine months ended March 31, 2006 compared to the same period in the prior year.  Higher factory utilization and lower warranty costs as a percentage of sales contributed to gross profit improvements over the prior year period.

Consumer – For the quarter ended March 31, 2006, gross profit as a percentage of net sales is comparable to the same period last year.  The flat margins are primarily due to a decrease in warranty costs in the current period, offset by lower multimedia product margins.  Gross profit as a percentage of net sales increased 3.6 percentage points for the nine months ended March 31, 2006 compared to the prior year.  The gross margin improvement is primarily due to strong sales growth and favorable product mix with a higher percentage of multimedia sales in the current period.

Professional – Gross profit as a percentage of net sales increased 2.4 percentage points for the quarter ended March 31, 2006 compared to the same period in the prior year.  For the quarter, gross margins increased as a percentage of sales primarily due to lower factory overhead costs.  Gross profit as a percentage of net sales increased 2.4 percentage points for the nine months ended March 31, 2006 compared to the same period in the prior year.  For the nine months ended March 31, 2006, gross margins increased as a percentage of sales due to increased factory efficiencies and lower factory overhead costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”), as a percentage of net sales, increased 1.1 percentage points for the quarter ended March 31, 2006 compared to the same period last year.  The increase is primarily due to higher research and development costs incurred to support new infotainment system programs for automotive customers.  Research and development costs were $73.7 million for the quarter ended March 31, 2006 compared to $51.1 million in the same period last year.  For the nine months ended March 31, 2006, SG&A expenses increased 1.0 percentage point compared to the same period last year.  The increase is primarily due to increased spending associated with the development of new automotive infotainment systems that will launch in fiscal years 2007 and 2008.  Research and development costs were $217.4 million for the nine months ended March 31, 2006, compared to $156.8 million in the same period last year.

Presented below is a summary of SG&A expenses by reporting segment:

($000s omitted)	Three months ended March 31,				Nine months ended March 31,

	2006	Percent of Net Sales	2005	Percent of Net Sales	2006	Percent of Net Sales	2005	Percent of Net Sales

SG&A Expenses:
Automotive	$109,572	19.3%	92,646	17.7%	$338,796	20.7%	277,643	17.9%
Consumer	28,211	26.4%	24,438	24.4%	86,706	23.2%	73,524	23.5%
Professional	35,340	27.8%	33,091	27.6%	100,728	26.5%	95,048	26.7%
Other	9,704	---	11,060	---	34,608	---	53,472	---

Total	$182,827	22.8%	161,235	21.7%	$560,838	23.5%	499,687	22.5%

Automotive– SG&A expenses as a percentage of net sales increased 1.6 percentage points for the quarter ended March 31, 2006 compared to the same period last year.  SG&A expenses primarily increased due to higher research and development costs.  Research and development expenses were $55.4 million for the quarter ended March 31, 2006 compared to $36.0 million in the prior year.  SG&A expenses as a percentage of sales increased 2.8 percentage points for the nine months ended March 31, 2006 compared to the same period last year.  Research and development expenses were $165.6 million for the nine months ended March 31, 2006 compared to $111.9 million in the prior year.  For the three and nine-month periods ending March 31, 2006, research and development expenses increased primarily due to higher spending on research and development programs to support the development of several new automotive infotainment systems.

Consumer – SG&A expenses as a percentage of net sales increased 2.0 percentage points for the quarter ended March 31, 2006 compared to the same period last year.  During the quarter, higher SG&A expenses were attributed to the acquisition of PhatNoise, higher research and development spending on multimedia programs and higher advertising costs.  For the quarter ended March 31, 2006, research and development expenses were $9.3 million compared to $7.3 million in the same period last year.  These cost increases supported a higher sales base.  For the nine months ended March 31, 2006, SG&A expenses as a percentage of net sales slightly decreased 0.3 percentage points compared to the same period last year.  For the nine months, SG&A expenses increased primarily due to higher research and development expenses, selling costs and general administrative expenses, partially offset by lower advertising expenses.  For the nine-month period ended March 31, 2006, research and development expenses were $26.9 million compared to $21.8 million, in the same periods last year.  The increase in research and development is attributed to the acquisition of PhatNoise and increased personnel to support the development of multimedia products.

Professional – SG&A expenses as a percentage of net sales slightly increased by 0.2 percentage points for the quarter ended March 31, 2006 when compared to the prior year.  SG&A expenses as a percentage of sales slightly decreased by 0.2 percentage points for the nine months ended March 31, 2006 compared to the same period last year.  For the quarter ended March 31, 2006, SG&A expense as a percentage of sales slightly increased due to higher selling, research and development expenses.  The higher costs were slightly offset by lower general and administrative expenses and advertising costs.  For the nine months ended March 31, 2006, SG&A expense as a percentage of sales slightly decreased due to lower restructuring costs recorded in the current period.  For the three and nine-month periods, research and development expenses were $9.0 million and $24.8 million, respectively, compared to $7.7 million and $23.0 million, in the same periods last year.

Other – Corporate SG&A expenses for the three and nine months ended March 31, 2006 decreased $1.4 million and $18.9 million, respectively, compared to the same periods last year.  SG&A expenses decreased during the quarter when compared to the prior year due to lower expenses related to travel and headcount.  SG&A expenses were lower for the nine months when compared to the prior year due to a $6 million expense on a swap contract related to the termination of an operating lease and a $6 million expense for an unasserted claim, both recorded in the prior year period.

Operating Income

Operating income for the quarter ended March 31, 2006 was $98.8 million, or 12.3 percent of sales compared to $88.8 million, or 12.0 percent of sales in the same period last year.  Operating income for the nine months ended March 31, 2006 was $292.8 million, or 12.3 percent of sales compared to $250.2 million, or 11.3 percent of sales in the same period last year.  The 1.0 percentage point improvement in operating margin for the nine-month period resulted from improved margins at each of our three operating segments.

Interest Expense

Interest expense was $2.5 million for the quarter ended March 31, 2006 compared to $2.3 million in the same quarter last year.  For the nine months ended March 31, 2006, interest expense was $10.9 million compared to $8.3 million in the same period last year.  Weighted average borrowings outstanding were $344.4 million for the quarter ended March 31, 2006 and $361.0 million for nine months ended March 31, 2006, compared to $327.7 million and $357.9 million, respectively, for the same periods in the prior year.  The weighted average borrowings exclude the average fair value of the interest rate swaps of $1.4 million and $3.2 million, respectively, for the three and nine months ended March 31, 2006 and $9.0 million and $13.7 million, respectively, for the three and nine months ended March 31, 2006.

The weighted average interest rate on borrowings was 7.1 percent for the quarter ended March 31, 2006 and 6.7 percent for the nine months ended March 31, 2006.  The weighted average interest rates for the comparable periods in the prior year were 5.1 percent and 5.0 percent, respectively.  The weighted average interest rates have increased because interest rates increased over the prior year periods and a majority of our outstanding debt is based on floating rates after giving effect to existing interest rate swap contracts.

Miscellaneous Expenses

Miscellaneous, net expenses were $0.9 million for the quarter ended March 31, 2006 and $2.6 million for the nine months ended March 31, 2006 compared to $0.3 million and $4.5 million, respectively, in the same periods last year.  For the quarter and nine months ended March 31, 2006, miscellaneous expenses primarily include bank fees and charitable contributions.  For the quarter ended March 31, 2005, miscellaneous expenses primarily includes bank fees and charitable contributions.  For the nine months ended March 31, 2005, miscellaneous expenses include $3.0 million for debt redemption premiums, net of gain on the termination of interest swap contracts in connection with the repurchase of $50 million of our outstanding senior notes, bank fees and charitable contributions.

Income Taxes

Income tax expense for the quarter ended March 31, 2006 was $31.8 million, compared to $22.6 million for the same period last year.  The effective tax rate for the quarter ended March 31, 2006 was 33.3 percent, compared to 26.3 percent in the prior year period.  Income tax expense for the nine months ended March 31, 2006 was $89.5 million, compared to $74.8 million for the same period last year.  The effective tax rate for the nine months ended March 31, 2006 was 32.0 percent, compared to 31.5 percent in the prior year period.  We currently expect the tax rate for the full fiscal year 2006 to be between 32 and 33 percent.

During the quarter ended March 31, 2006, management approved a plan to repatriate $300 million of cash from our foreign subsidiaries under the “American Jobs Creation Act of 2004.” This decision resulted in a $1.7 million tax charge in the third quarter of fiscal 2006.  This amount is in addition to our decision in the second quarter ended December 31, 2005 to repatriate $200 million of cash from our foreign subsidiaries.  That decision resulted in a $1.1 million tax charge in the second quarter.

Financial Condition

Liquidity and Capital Resources

We primarily finance our working capital requirements through cash generated by operations and trade credit.   Cash and cash equivalents were $397.1 million at March 31, 2006 compared to $291.2 million at June 30, 2005.  During the nine-month period, cash was used to repurchase shares of our common stock, meet working capital needs and make investments in tooling and other manufacturing equipment primarily at our Automotive business segment.  We also made tax payments of $81.8 million during the nine months ended March 31, 2006 compared to $97.4 million in the prior year period.

We will continue to need cash to support seasonal working capital needs, capital expenditures, interest and principal payments, dividend payments, debt repurchases and to purchase common stock under our share repurchase program.  We intend to use cash on-hand, repatriated cash from foreign subsidiaries, cash generated by operations and borrowings under our revolving credit facility to meet our requirements over the next twelve months.  We believe that these sources will provide adequate cash to meet our requirements over the next twelve months.

During the quarter ended March 31, 2006, management approved a plan to repatriate $300 million of cash from our foreign subsidiaries under the “American Jobs Creation Act of 2004.”  We expect the $300 million of cash to be repatriated during the fourth quarter of fiscal 2006.  This amount is in addition to our decision in the second quarter ended December 31, 2005 to repatriate $200 million of cash from our foreign subsidiaries.  The $200 million of cash was received from our foreign subsidiaries during the quarter ended March 31, 2006.

Below is additional disclosure regarding our cash flow activities during the first nine months of fiscal 2006 compared to the same period last year.

Operating Activities

Our cash flows from operations were $241.3 million for the nine months ended March 31, 2006 compared to $232.2 million during the same period last year.  The increase was primarily due to higher net income in the nine-month period.

Net working capital, excluding cash, cash equivalents and short-term debt was $173.2 million at March 31, 2006 compared to $166.1 million at June 30, 2005.  The $7.1 million increase was primarily due to higher inventory levels to support the introduction of new multimedia products and increased business in our Automotive segment.  We also had higher accounts receivable related to sales growth and lower accounts payable due primarily to the timing of vendor payments.

Investing Activities

We had capital expenditures, net of acquisitions, of $75.0 million during the nine months ended March 31, 2006 compared to $107.1 million during the same period last year.  The decrease is primarily due to a $28.4 million payment in the prior year period for assets previously held under operating leases and foreign currency translation.

We have made substantial investments in customer tooling and other manufacturing equipment primarily at our European businesses to support our infotainment system programs for automotive customers.  We will continue to make significant investments in tooling and manufacturing equipment in future periods to support our growing infotainment systems business.  We presently expect fiscal 2006 capital expenditures to be approximately $125 million.

Financing Activities

We did not repurchase shares of our common stock during the three months ended March 31, 2006.  During the nine months ended March 31, 2006, we paid $119.0 million to repurchase 1,341,300 shares of common stock.  Since the inception of our share repurchase program in June 1998, we have acquired and placed into treasury 15,800,782 shares at a cost of $437.2 million.  Our current share repurchase authorization from the Board of Directors is 20 million shares.  We presently intend to continue our share repurchase program, evaluating the buy levels on a quarter-to-quarter basis.

Our long-term debt at March 31, 2006 consisted primarily of $140 million principal amount of 7.32 percent senior notes due July 1, 2007.  At March 31, 2006, we also had other long-term debt of $10.3 million.  The $171 million principal amount of 7.125 percent senior notes due February 15, 2007 reported last quarter in long-term debt has been reclassified to short-term debt.  As previously discussed, we are considering retiring our senior notes.

We have a $300 million multi-currency revolving credit facility that expires in June 2010.  At March 31, 2006 we had outstanding letters of credit of $13.9 million under this facility.  Unused availability under the revolving credit facility was $286.1 million atMarch 31, 2006.  Interest on our revolving credit facility is based on LIBOR rates plus a credit spread of 40 basis points at March 31, 2006.  Our long-term debt agreements contain financial and other covenants that, among other things, limit our ability to incur additional indebtedness, restrict subsidiary dividends and distributions, limit our ability to encumber certain assets and restrict our ability to issue capital stock of our subsidiaries.  Our long-term debt agreements permit us to pay dividends or repurchase our capital stock without any dollar limitation provided that we would be in compliance with the financial covenants in our revolving credit facility after giving effect to such dividend or repurchase.  At March 31, 2006, we were in compliance with the terms of our long-term debt agreements.

Equity

Total shareholders’ equity at March 31, 2006 was $1.210 billion compared with $1.061 billion at June 30, 2005.  The increase is primarily due to net income of $190.5 million offset by stock repurchases.  We repurchased 1,341,300 shares of our common stock for $119.0 million during the nine months ended March 31, 2006.

Business Outlook

For the full fiscal year ending June 30, 2006, we currently believe our net sales will be approximately $3.2 billion and earnings per share will be approximately $3.85 per share, representing a 16 percent increase over our $3.31 earnings per share in fiscal 2005.  If we repurchase our outstanding senior notes, we would incurr costs associated with the premium and the write-off of issuance costs of approximately $4.7 million.  Our expectations for the remainder of fiscal 2006 are based on an assumed currency exchange rate of 1 EURO to $1.24. We currently expect to earn $4.35 per share in fiscal 2007.  Our current expectations could be affected by the potential impact of changes in currency exchange rates, softness in automobile sales and our forecasted substantial increase in research and development costs to support new infotainment business, as well as the other factors described below under “Risk Factors.”

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

Risk Factors

You should carefully consider the risks described below and the other information in this report.  Our results of operations or financial condition could be significantly affected, and the trading price of our common stock may decline due to any of these risks:

•	automobile industry sales and production rates and the willingness of automobile purchasers to pay for the option of a premium branded audio system and/or a multi-functional infotainment system;

•	changes in consumer confidence, preferences and spending;

•	fluctuations in currency exchange rates and other risks inherent in international trade and business transactions;

•	the ability to satisfy contract performance criteria, including technical specifications and due dates;

•	The loss of one or more significant customers, including our automotive manufacturer customers;

•	competition in the automotive, consumer or professional markets in which we operate;

•	model-year changeovers in the automotive industry;

•	changes in general economic conditions and specific market conditions;

•	our ability to enforce or defend our ownership and use of intellectual property;

•	our ability to effectively integrate QNX with our other operations and to generate the anticipated cost savings from this acquisition;

•	strikes, work stoppages and labor negotiations at one or more of our facilities or at a facility of one of our significant customers, or work stoppages at a common carrier or a dock/shipping port;

•	changes in effective tax rates;

•	the outcome of pending or future litigation and administrative claims, including patent and environmental matters; and

•	world political stability.

We are also subject to various risks related to dependence on key customers.  For the nine months ended March 31, 2006, sales to DaimlerChrysler, BMW and Audi/VW accounted for 25 percent, 10 percent and 8 percent, respectively, of our total consolidated net sales.  Accounts receivable due from DaimlerChrysler, BMW and Audi/VW accounted for 20 percent, 8 percent and 10 percent, respectively, of total consolidated accounts receivable at March 31, 2006.  In the same period last year, sales to DaimlerChrysler, BMW and Audi/VW accounted for 27 percent, 11 percent and 8 percent, respectively, of total consolidated net sales.  Accounts receivable due from DaimlerChrysler, BMW and Audi/VW were 21 percent, 8 percent and 10 percent, respectively, of total consolidated accounts receivable at March 31, 2005.

We anticipate that DaimlerChrysler, BMW and Audi/VW will continue to account for a significant portion of our net sales and account receivables for the foreseeable future.  None of DaimlerChrysler, BMW or Audi/VW is obligated to any long-term purchase of our products.  The loss of sales to DaimlerChrysler, BMW and Audi/VW would have a material adverse effect on our total consolidated net sales, earnings and financial position.

For additional information regarding other factors that may affect our actual financial condition and results of operations, see the information under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations  Risk Factors” in our 2005 Report on Form 10-K.

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

Interest Rate Sensitivity/Risk

We use interest rate swap agreements to convert the interest rates on a majority of our borrowings from fixed rates to variable rates.  We have $170 million in interest rate swaps for our outstanding 7.125 percent senior notes of $171.6 million and $140 million in interest rate swaps for our outstanding 7.32 percent senior notes of $140 million.  Including the swap agreements, all but $1.3 million of our borrowings were effectively on a floating rate basis as of March 31, 2006.  The balance is subject to changes in short-term interest rates.

To assess exposure to interest rate changes, we prepared a sensitivity analysis assuming a hypothetical 100 basis point change in interest rates uniformly to all of our floating rate debt and investments.  Our analysis indicates that, based on our March 31, 2006 positions, such changes to the interest rate would not have a significant impact on fiscal 2006 net income.

We are subject to counterparty risk under the interest rate swap contracts described above.  Counterparties may expose us to losses in the event of non-performance.  We do not, however, anticipate any such nonperformance.

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

The effect of changes in currency exchange rates, principally the change in the value of the Euro compared to the U.S. dollar, has an impact on our reported results when the financial statements of foreign subsidiaries are translated into U.S. dollars.  Over half of our sales are denominated in Euros.  Currency translation had a significant impact on earnings for the third quarter compared to the same period last year due to the weakening of the Euro relative to the U.S. dollar.  The third-quarter average exchange rate for the Euro versus the U.S. dollar decreased 8.18 percent from the prior year’s third quarter average exchange rate.  The change in currency exchange rates reduced net sales for the three and nine month periods ended March 31, 2006 by approximately $41 million and $85 million, respectively.

To assess exposure to changes in currency exchange rates, we prepared an analysis assuming a hypothetical 10 percent change in currency exchange rates across all currencies used by our subsidiaries.  This analysis indicated that a 10 percent increase or decrease in exchange rates would have increased or decreased income before income taxes by approximately $26 million for the nine months ended March 31, 2006.

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

See Note 15 “Derivatives” to our Consolidated Financial Statements included in our 2005 Report on Form 10-K for additional information regarding our exposure to foreign currency risk.

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

Change in Internal Control Over Financial Reporting - There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

We did not repurchase any shares of our common stock in the quarter ended March 31, 2006.  Our share repurchase program was first publicly announced on June 16, 1998.  In August 2005, the Board authorized the purchase of up to an additional four million shares, bringing the total authorized to 20 million shares.  The total number of shares repurchased through March 31, 2006 was 15,800,782.  A maximum of 4,199,218 shares may yet be purchased under our share repurchase program.  For a description of limitations on the payment of dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

Item 4.               Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

As previously reported on a Current Report on Form 8-K filed on April 28, 2006, effective as of May 1, 2006 Douglas A. Pertz was appointed as our Chief Executive Officer.  Bernard A. Girod resigned as Chief Executive Officer effective May 1, 2006, to coincide with the appointment of Mr. Pertz.  Mr. Pertz was not an officer or employee of the Company during the period covered by this Quarterly Report on Form 10-Q.

Item 6.

Exhibits

Exhibits required by Item 601 of Regulation S-K

	31.1	Certification of Sidney Harman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Douglas A. Pertz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.3	Certification of Kevin L. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Sidney Harman, Douglas A. Pertz and Kevin L. Brown, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, Harman International Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harman International Industries, Incorporated

(Registrant)

Date: May 9, 2006	By: /s/ Kevin L. Brown

Kevin L. Brown Vice President and Chief Financial Officer

Date: May 9, 2006	By: /s/ Sandra B. Robinson

Sandra B. Robinson Vice President - Financial Operations and Chief Accounting Officer
(Principal Accounting Officer)