Form 10-K
period 2006-06-30
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2006-09-06
CIK 800459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006
Commission File Number 001-9764

Harman International Industries, Incorporated
(Exact Name of Registrant as Specified in Its Charter)

Delaware	11-2534306
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1101 Pennsylvania Ave., N.W., Suite 1010,
Washington, D.C.	20004
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:   202-393-1101

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☒    No   ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer   ☒    Accelerated filer   ☐    Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of December 31, 2005 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $5,936,403,038, based upon the closing price of the shares on the New York Stock Exchange on that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 65,173,877 shares of common stock, par value $.01 per share, as of August 31, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2006 Annual Meeting of Shareholders to be held November 2, 2006 are incorporated by reference into Part III.

Forward–Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. Forward-looking statements include information concerning possible or assumed future results of operations, capital expenditures, the outcome of pending legal proceedings and claims, including environmental matters, goals and objectives for future operations, including descriptions of our business strategies and purchase commitments from customers, among other things. These statements are typically identified by words such as “believe,” “anticipate,” “expect,” “plan,” “intend,” “estimate” and similar expressions. We base these statements on particular assumptions that we have made in light of our industry experience, as well as our perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read and consider the information in this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in, or incorporated by reference into, this report will in fact transpire.

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. For additional information regarding certain factors that may cause our actual results to differ from those expected or anticipated, see the information under the caption “Risk Factors” which is located in Item 1A of Part I of this report.

TABLE OF CONTENTS

			Page
Part I
Item	1.	Business	1
Item	1A.	Risk Factors	8
Item	1B.	Unresolved Staff Comments	12
Item	2.	Properties	13
Item	3.	Legal Proceedings	14
Item	4.	Submission of Matters to a Vote of Security Holders	14
		Executive Officers of the Registrant	14
Part II
Item	5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	15
Item	6.	Selected Financial Data	16
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	30
Item	8.	Financial Statements and Supplementary Data	32
Item	9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	61
Item	9A.	Controls and Procedures	61
Item	9B.	Other Information	61
Part III
Item	10.	Directors and Executive Officers of the Registrant	61
Item	11.	Executive Compensation	62
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	62
Item	13.	Certain Relationships and Related Transactions	62
Item	14.	Principal Accounting Fees and Services	62
Part IV
Item	15.	Exhibits and Financial Statement Schedules	62

Signatures			65

The page numbers in this Table of Contents reflect actual page numbers, not EDGAR page tag numbers.

References to “Harman International,” the “Company,” “we,” “us” and “our” in this Form 10-K refer to Harman International Industries, Incorporated and its subsidiaries unless the context requires otherwise.

Part I

Item 1.  Business

Harman International Industries, Incorporated was incorporated in Delaware in 1980.

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

We report our business on the basis of three segments: Automotive, Consumer and Professional. For additional information about these segments, see Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of Part II of this report and Note 13 in the Consolidated Financial Statements located in Item 8 of Part II of this report.

Our Automotive segment designs, manufactures and markets audio, electronic and infotainment systems for vehicle applications primarily to be installed as original equipment by automotive manufacturers. Our automotive products are marketed worldwide under brand names including JBL, Infinity, Mark Levinson, Harman/Kardon, Logic 7, Lexicon and Becker. Through engineering and supply agreements, our premium audio systems and infotainment product offerings are sold to a number of global automotive manufacturers including DaimlerChrysler, the BMW Group, Toyota/Lexus, Audi/VW, Porsche, Land Rover, Hyundai, Kia and Peugeot/Citroën. We also produce a Harman/Kardon branded infotainment system for Harley-Davidson touring motorcycles. Our infotainment systems are a combination of information and entertainment components which may include or control GPS navigation, traffic information, voice-activated telephone and climate control, rear seat entertainment, wireless Internet access, hard disk recording, MP3 playback, backup camera and a high-end branded audio system. These systems include scaleable software allowing us to better serve a range of vehicles from luxury through entry-level. We also produce aftermarket personal navigation devices that are currently being sold in Europe.

Our Consumer segment designs, manufactures and markets audio, video and electronic systems for home, mobile and multimedia applications. Our Consumer products are marketed worldwide under brand names including JBL, Infinity, Harman/Kardon, Lexicon, Mark Levinson and Revel. Our audio, video and electronic systems are recognized throughout the world for superior sound quality and high performance. Our home product applications include systems to provide high-quality audio throughout the home and our mobile products include an array of aftermarket systems to deliver audio entertainment in the vehicle. Our home audio and electronic products are offered primarily through audio/video specialty stores and retailers such as Circuit City, Best Buy, MediaMarkt and Fnac. Our branded audio products for multimedia users are primarily focused on retail customers. Our multimedia products are geared towards providing an enhanced sound for Apple’s iPod and other digital audio players and are sold in retail stores such as the Apple stores, Best Buy and Target.

Our Professional segment designs, manufactures and markets loudspeakers and electronic systems used by audio professionals in concert halls, stadiums, airports, houses of worship and theme attractions. We also design products for recording, broadcast, cinema and music reproduction applications. In addition, we provide high-quality products to the sound reinforcement, music instrument support and broadcast and recording segments of the professional audio market.

We offer complete systems solutions for professional installations and users around the world. Our products can be linked by our HiQnetTM network protocol providing a central digital network for audio professionals to control different aspects of a complex system. Our Professional brands include JBL Professional, Crown, Soundcraft, DigiTech, dbx, AKG, Lexicon, BSS and Studer. We believe that we are uniquely equipped to provide turnkey systems solutions for professional audio applications that offer the customer improved performance, reliability, ease of installation and reduced cost.

Our results of operations depend on our sales of audio products and electronic systems in the automotive, consumer and professional markets. Our products are sold worldwide, with the largest markets being the United States and Germany. A significant portion of our revenues are Euro denominated.

We believe significant growth opportunities continue to exist with automotive manufacturers through increases in the number of models offering our audio, navigation and infotainment systems, supply agreements with additional automakers, increases in per-vehicle content through the provision of integrated infotainment systems with premium branded audio systems and higher penetration levels of audio and infotainment systems within existing models. We believe significant growth opportunities exist in the consumer electronics market as the home and multimedia technologies continue to converge. We also believe growth opportunities exist in professional markets and expect that our HiQnet system protocol will allow us to capitalize on these opportunities as this technology simplifies the interaction of our products and provides users with an incentive to purchase complete HiQnet compatible systems.

Products

Automotive

We believe that we are a leader in developing and manufacturing high-quality, high fidelity digitally-integrated infotainment systems and premium branded audio systems for automobiles.

The automotive market is currently experiencing unprecedented consumer demand for information and entertainment in the car. We have developed leading technical competencies to address this demand. These competencies take the form of highly integrated infotainment systems that provide and manage audio, radio, video, navigation, telephone and climate control through efficient hardware solutions and scalable software architectures. In fiscal 2006, we supplied infotainment systems for vehicles manufactured by Mercedes-Benz, BMW, Porsche, Audi, Renault and Land Rover. Our business objective is to maintain our leadership position in the infotainment business.

We continue to leverage our expertise in the design and manufacture of premium branded audio systems, as well as the reputation for quality associated with our JBL, Infinity, Harman/Kardon, Mark Levinson and Lexicon brand names. As a result of our well-established relationships with automobile manufacturers, our engineers are engaged early in the vehicle design process to develop systems that optimize acoustic performance and minimize weight and space requirements. Our Infinity branded car audio systems are offered by DaimlerChrysler’s Chrysler Division as well as Mitsubishi and Hyundai/Kia (in North America). DaimlerChrysler’s Mercedes-Benz Division, the BMW Group, Land Rover, Porsche, GM and Saab provide Harman/Kardon branded audio systems in their vehicles. Our premium Mark Levinson digital audio system is offered by Lexus. Rolls Royce vehicles come standard with a Lexicon branded audio system. Toyota, the Peugeot/Citroën Group and Hyundai/Kia (in Asia) offer JBL branded audio systems.

Consumer

In the multimedia market, we offer branded products such as JBL On Stage II,TM JBL Creature II,TM JBL®On Time,®JBL RadialTM and Harman/Kardon Soundsticks II.TM Our products add greater functionality for computers and Apple’s successful iPod®as well as other MP3 players. Our new Harman/Kardon Drive + PlayTM provides full music control and interface along with a highly visible display in automobiles. Music management allows for choice by artist, album, song, genre, composer and play list. We believe our products facilitate the easy transfer of music and data from the home to the car and back.

We manufacture loudspeakers under the JBL, Infinity, Harman/Kardon and Revel brand names for the consumer home audio market. These loudspeaker lines include models designed for two-channel stereo and multi-channel surround sound applications in the home and in a wide range of performance choices, including floor standing, bookshelf, powered, low frequency, in-wall, wireless and all-weather as well as in styles and finishes ranging from high gloss lacquers to genuine wood veneers. The JBL and Infinity product lines also include car loudspeakers, amplifiers, subwoofers and crossover products sold in the aftermarket as well as marine speakers intended for use on boats.

We offer a broad range of consumer audio electronics under the Harman/Kardon, Mark Levinson and Lexicon brand names. Our Harman/Kardon home electronics line includes audio/video receivers featuring Logic 7, Dolby Digital and DTS surround sound processing capabilities and multi-channel amplifiers, multi-disc DVD players and CD players. We design and manufacture high-end electronics, including amplifiers, digital signal processors, compact disc players and transports, DVD transports and surround sound processors that we market under the renowned Mark Levinson brand. We believe that we are a leader in the design and manufacture of high-quality home theater surround sound processors and amplifiers under the Lexicon name. Lexicon was a pioneer in the development of digital signal processors for the professional audio market and has successfully transferred its professional audio expertise to produce excellent consumer products.

Professional

Our professional products include loudspeakers and electronic equipment that are marketed under what we believe are some of the most respected brand names in the industry, including JBL Professional, Crown, Soundcraft, Lexicon, DigiTech, AKG, BSS, dbx and Studer.

The professional market is increasingly moving to digital technology. We believe that we are a leader in this market. Our Professional segment derives value from its ability to share research and development, engineering talent and other digital resources among its business units. Soundcraft, Studer, Crown, Lexicon, DigiTech, dbx and BSS each have substantial digital engineering resources and work together to achieve common goals by sharing resources and technical expertise.

Our professional loudspeakers are well known for high-quality and superior sound. JBL Professional branded products include studio monitors, loudspeaker systems, powered loudspeakers, sound reinforcement systems, cinema systems, surround sound systems and industrial loudspeakers.

Our professional electronic products are recognized for high quality and reliability. We market these products on a worldwide basis under various trade names, including Crown, Soundcraft, Lexicon,

DigiTech, AKG, BSS, dbx and Studer. These products are often sold in conjunction with our JBL Professional loudspeakers and in certain products are integrated into JBL loudspeakers.

We produce sound mixing consoles which range from automated multi-track consoles for professional recording studios to compact professional mixers for personal recording, home studios and sound reinforcement. Our consoles are sold to four main market areas: sound reinforcement, recording studios, broadcast studios and musical instrument dealers. Our mixing consoles are sold primarily under the Soundcraft and Studer brands. We produce many types of signal processing products, equalizers, and special effects devices that are used in live sound applications and in recording studios to produce sound effects and refine final mixes. These products are sold under the Lexicon, DigiTech, dbx and BSS brand names.

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

With our HiQnet network protocol we can configure, connect and control a complete professional sound system from microphone to speaker on one unified digital network. This system provides enhanced productivity and facilitates real-time problem diagnosis and correction from a central location.

Manufacturing

We believe that our world-class manufacturing capabilities are essential to maintaining and improving product quality and performance. Our manufacturing facilities are located in North America, Europe and Asia.

Our Automotive manufacturing facilities in Europe are located in Germany, the United Kingdom, Sweden, France and Hungary. Our European facilities are primarily used to manufacture automotive navigation and infotainment systems and audio systems. In North America, we manufacture loudspeakers in Indiana, Kentucky and Mexico and manufacture electronics in California, Kentucky and Missouri.

Our Consumer manufacturing facilities are located in California, Massachusetts, Mexico and China. Our loudspeaker manufacturing capabilities include the production of high-gloss lacquer and wooden veneer loudspeaker enclosures, wire milling, voice coil winding and the use of computer controlled lathes and other machine tools to produce precision components.

Our principal Professional facilities in North America include the manufacturing of loudspeakers in California and electronic products, including amplifiers and effects devices, in Utah and Indiana. European professional electronics manufacturing includes mixing consoles in the United Kingdom and Switzerland, professional recording and broadcast equipment in Switzerland and microphones and headphones in Austria.

Our facilities have been designed to emphasize worker safety and compliance with environmental and safety regulations.

Suppliers

We use externally sourced microchips in many of our products. A significant disruption in our microchip supply chain and an inability to obtain alternative sources would have a material impact on our consolidated results of operations.

Several independent suppliers manufacture electronic products designed by Harman/Kardon and certain Consumer and Professional loudspeakers and electronics. We do not believe the loss of any one of these suppliers would have a material impact on our consolidated results of operations or consolidated financial position.

Trademarks and Patents

We market our products under numerous brand names that are protected by both pending and registered trademarks around the world. Our brands include JBL,®Infinity,®Harman/Kardon,®Lexicon,®Mark Levinson,®Revel,®Crown,®Becker,®Soundcraft,®DigiTech,®AKG,®Studer,®BSS®and dbx.®Our trademark registrations cover use of trademark rights in connection with various products, such as loudspeakers, speaker systems, speaker system components and other electrical and electronic devices. We have registered or taken other protective measures for many of these trademarks in substantially all major industrialized countries. As of June 30, 2006, we had 1,915 trademark registrations and 278 pending trademark applications around the world. On that date, we also had 1,397 United States and foreign patents and 2,033 pending patent applications covering various audio, infotainment and software products.

Seasonality

We experience seasonal fluctuations in sales and earnings. Historically, our first fiscal quarter ended September 30 is generally the weakest due to automotive model year changeovers and the summer holidays in Europe. Our sales and earnings may also vary due to customer acceptance of our products, product offerings by our competitors and general economic conditions, including fluctuations in foreign currency exchange rates.

Customers/Industry Concentration

We are subject to various risks related to dependence on key customers. Sales to DaimlerChrysler and BMW accounted for 25 percent and 10 percent, respectively, of our total consolidated net sales for the fiscal year ended June 30, 2006. Accounts receivable due from DaimlerChrysler and BMW accounted for 20 percent and 7 percent, respectively, of total consolidated accounts receivable at June 30, 2006.

We anticipate that DaimlerChrysler and BMW will continue to account for a significant portion of our net sales and accounts receivables for the foreseeable future. These automotive customers are not obligated to any long-term purchase of our products.

The loss of sales to DaimlerChrysler or BMW would have a material adverse effect on our total consolidated net sales, earnings and financial position. For the fiscal year ended June 30, 2006, approximately 64 percent of our sales were to automobile manufacturers.

Backlog Orders

We manufacture automotive products and systems on a just-in-time basis and maintain sufficient inventories of finished goods to fill Consumer and Professional customer orders promptly; therefore we do not consider the level of backlog to be an important indication of our future performance. Our order backlog was approximately $31 million at June 30, 2006. We expect to deliver these products within the next twelve months. Our backlog was approximately $18 million at June 30, 2005.

Warranty Liabilities

We warrant our products to be free from defects in materials and workmanship for a period ranging from one year to five years from the date of purchase, depending on the business segment and product. The warranty is a limited warranty, and it may impose certain shipping costs on the customer and exclude deficiencies in appearance except for those evident when the product is delivered. Dealers and warranty service providers normally perform warranty service for loudspeakers and electronics in the field, using parts we supply on an exchange basis. Estimated warranty liabilities are based upon past experience with similar types of products, the technological complexity of certain products, replacement cost and other factors. We take these factors into consideration when assessing the adequacy of our warranty provisions for periods still open to claim.

Competition

The audio industry is fragmented and competitive and includes numerous manufacturers offering audio products that vary widely in price, quality and distribution methods. Consumer home, multimedia and mobile aftermarket products are offered through audio specialty stores, discount stores, department stores, mail order firms and Internet merchants. Automotive and computer manufacturers also offer branded audio products as options. Music instrument retailers, professional audio dealers, contractors and installers offer professional products and customers can also purchase these products on a contract bid basis. We concentrate primarily on the higher-quality, higher-priced segments of the audio market and compete based upon the strength of our brand names, the quality of our products, our ability to provide integrated systems and our comprehensive marketing, engineering and manufacturing resources.

In the automotive audio market, we compete with Bose, Pioneer ASK, Foster Electric and Panasonic in the sale of audio systems to automotive manufacturers and Alpine, Bosch, Panasonic, Siemens VDO, Visteon, Mitsubishi Electronics, Aisin Seiki and Denso in the sale of electronics and infotainment systems to automotive manufacturers. We compete based upon the strength of our brand names and the quality of our products.

We believe our competitive position is enhanced by our technical expertise in designing and integrating acoustics, navigation, speech recognition and human-machine interfaces into complete infotainment systems uniquely adapted to the specific requirements of each automobile model.

We believe that we currently have a significant share of the consumer market for loudspeakers, primarily as a result of the strength of our brand names and our technology. We believe JBL and Infinity are two of the most recognized loudspeaker brands in the world. By developing our high-end loudspeaker brand, Revel, over the past several years, we have extended our market position. Our principal competitors in the consumer loudspeaker market include Bose, Klipsch, Polk Audio, B&W and Boston Acoustics.

Competition in the consumer home electronics market remains intense, dominated by large Asian manufacturers. This market is characterized by the short life cycle of products and a need for continuous design and development efforts. Our competitive strategy is to compete in the higher-quality segments of this market and to continue to emphasize our ability to provide system solutions to customers, including a combination of loudspeakers, electronics products, integrated surround sound and home theater systems. Our principal electronic competitors include Yamaha, Sony, Denon, Onkyo, Pioneer and Marantz.

We also compete in the luxury consumer electronics market with our Mark Levinson and Lexicon brands. Our principal competitors in this high-end market include Krell, McIntosh, Audio Research, Meridian, Linn and Accuphase.

In the multimedia market, we supply Apple stores and other retailers with JBL and Harman/Kardon speaker systems that serve Apple’s successful iPod as well as other MP3 players. Our principal competitors for these products are Bose, Altec Lansing and Klipsch. We also offer Harman/Kardon and JBL speaker systems to personal computer retailers. In this market, our principal competitors are Creative Labs, Altec Lansing, Logitech, Klipsch and Cyber Acoustics. Additionally, Harman/Kardon audio systems are built into certain Toshiba laptops. The new Harman/Kardon Drive + Play mobile product provides full MP3 control and interface for Apple’s iPod and includes a highly visible display. Our principal competitor in the MP3 mobile accessory market is Alpine.

The market for professional sound systems is highly competitive. We believe that we have historically held a leading market position in the professional loudspeaker market and have complemented our professional loudspeaker line by adding digital professional electronic products and broadcast and recording equipment. We compete by utilizing our ability to provide systems solutions to meet the complete audio requirements of our professional customers. With our HiQnet networking protocol software, our professional brand products can communicate and operate together. We offer products for most professional audio applications.

We compete in the sound reinforcement market using many of our brand names, including JBL Professional, AKG, Crown, Soundcraft, dbx and BSS. Our principal competitors in the sound reinforcement market include Telex, Electro Voice, Mackie, QSC, Meyer Sound Laboratories, Sennheiser, Peavey, Shure, Audio Technica, and Yamaha. Our Studer, AKG, Soundcraft, JBL Professional and Lexicon branded products compete in the recording and broadcast markets. Principal competitors in these markets include Yamaha, Sennheiser, Loud Technologies, Inc., Lawo, Harris Corporation, DigiDesign/M-Audio, Genelec, KRK, TC Electronics, Stagetec and Sony. In the music instrument market, competitors for our JBL Professional, DigiTech, dbx, Crown, Soundcraft and AKG products include Yamaha, Peavey, QSC, Shure, Sennheiser, Line 6, Dunlop, Zoom, Audio Technica and Roland. We also compete in the industrial and architectural sound market. Competitors within this market include Siemens, Peavey and Tannoy.

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

Research and Development

Expenditures for research and development were $302.0 million, $222.6 million and $216.9 million for the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

Number of Employees

At June 30, 2006, we had 11,246 full-time employees, including 5,155 employees located in North America and 6,091 located outside of North America.

Website Information

Our corporate website is located at www.harman.com. Through our website we make available, free of charge, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K filed or furnished by the Company pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Our website also provides access to reports filed by our directors, executive officers and certain significant shareholders pursuant to Section 16 of the Securities Exchange Act of 1934. In addition, our Corporate Governance Guidelines, Ethics Code and charters for three committees of our Board of Directors are available on our website. The information on our website is not incorporated by reference into this report. In addition, the Securities and Exchange Commission (“SEC”) maintains a website, www.sec.gov, that contains reports, proxy and information statements and other information that we file electronically with the SEC.

Item 1A.  Risk Factors

You should carefully consider the risks described below and the other information in this report.

Our operating results are subject to fluctuations, and if we fail to meet the expectations of securities analysts or investors, our stock price may decrease significantly.

Our operating results may fluctuate significantly and may not meet our expectations or those of securities analysts or investors. The price of our stock will likely decline if this occurs. Factors that may cause fluctuations in our operating results include, but are not limited to, the following:

      ∙     automobile industry sales and production rates and the willingness of automobile purchasers to pay for the option of a premium audio system and/or a multi-function infotainment system;

      ∙     changes in consumer confidence and spending;

      ∙     fluctuations in currency exchange rates and other risks inherent in international trade and business transactions;

      ∙     the ability to satisfy contract performance criteria, including technical specifications and due dates;

      ∙     the loss of one or more significant customers, including our automotive manufacturer customers;

      ∙     competition in the automotive, consumer or professional markets in which we operate;

      ∙     model-year changeovers in the automotive industry;

      ∙     changes in general economic conditions and specific market conditions;

      ∙     our ability to enforce or defend our ownership and use of intellectual property;

      ∙     our ability to effectively integrate acquisitions;

      ∙     strikes, work stoppages and labor negotiations at our facilities, or at a facility of one of our significant customers; or work stoppages at a common carrier or a major shipping location;

      ∙     the outcome of pending or future litigation and administrative claims, including patent and environmental matters; and

      ∙     world political stability.

Currency fluctuations may reduce profits on our foreign sales or increase our costs, either of which could adversely affect our financial results.

A significant amount of our assets and operations are located outside the United States. Consequently, we are subject to fluctuations in foreign currency exchange rates, especially the Euro. Translation losses resulting from currency fluctuations may adversely affect the profits from our foreign operations and have a negative impact on our financial results. In addition, we purchase certain foreign-made products. Although we hedge a portion of our foreign currency exposure and, due to the multiple currencies involved in our business, foreign currency positions partially offset and are netted against one another to reduce exposure, we cannot assure you that fluctuations in foreign currency exchange rates will not make these products more expensive to purchase. Increases in our cost of purchasing these products could negatively impact our financial results if we are not able to pass those increased costs on to our customers.

Failure to maintain relationships with our largest customers and failure by our customers to continue to purchase expected quantities of our products due to changes in market conditions would have an adverse effect on our operations.

We anticipate that DaimlerChrysler and BMW will continue to account for a significant portion of our sales for the foreseeable future. However, DaimlerChrysler and BMW are not obligated to any long-term purchases of our products. The loss of sales to DaimlerChrysler or BMW would have a material adverse effect on our consolidated sales, earnings and financial position.

Our products may not satisfy shifting consumer demand or compete successfully with competitors’ products.

Our business is based on the demand for audio and video products and our ability to introduce distinctive new products that anticipate changing consumer demands and capitalize upon emerging technologies. If we fail to introduce new products, misinterpret consumer preferences or fail to respond to changes in the marketplace, consumer demand for our products could decrease and our brand image could suffer. In addition, our competitors may introduce superior designs or business strategies, impairing our distinctive image and our products’ desirability. If any of these events occur, our sales could decline.

A decrease in discretionary spending would likely reduce our sales.

Our sales are dependent on discretionary spending by consumers, which may be adversely impacted by economic conditions affecting disposable consumer income and retail sales. In addition, our sales of audio, electronic and infotainment products to automotive customers are dependent on the overall success of the automobile industry, as well as the willingness of automobile purchasers to pay for the option of a premium branded automotive audio system or a multi-function digital infotainment system.

Our business could be adversely affected if we are unable to obtain raw materials and components from our suppliers on favorable terms.

We are dependent upon third party suppliers, both in the United States and other countries, for various components, parts, raw materials and finished products. Some of our suppliers may produce products that compete with our products. We use externally sourced microchips in many of our products. A significant disruption in our supply chain and an inability to obtain alternative sources could have a material impact on our consolidated results of operations.

Our business could be adversely affected by a strike or work stoppage at one of our manufacturing plants or at a facility of one of our significant customers or at a common carrier or major shipping location.

One of our manufacturing facilities in the United States operates under a collective bargaining agreement, which was renewed in fiscal 2004. The current contract is scheduled to expire in March 2009. Certain of our automotive customers are unionized and may incur work stoppages or strikes. A work stoppage at our facilities or those of our automotive customers could have a material adverse effect on our consolidated sales, earnings and financial condition. In addition, a work stoppage at a common carrier or a major shipping location could also have a material adverse effect on our consolidated sales, earnings and financial condition.

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

In order to increase sales in current markets and gain entry into new markets, we must maintain and improve existing products, while successfully developing and introducing new products. Our new and enhanced products must respond to technological developments and changing consumer preferences. We may experience difficulties that delay or prevent the development, introduction or market acceptance of new or enhanced products. Furthermore, despite extensive testing, we may be unable to detect and correct defects in some of our products before we ship them. Delays or defects in new product introduction may result in loss of sales or delays in market acceptance. Even after introduction, our new or enhanced products may not satisfy consumer preferences and product failures may cause consumers to reject our products. As a result, these products may not achieve market acceptance. In addition, our competitors’ new products and product enhancements may cause consumers to defer or forego purchases of our products.

Our operations could be harmed by factors including political instability, natural disasters, fluctuations in currency exchange rates and changes in regulations that govern international transactions.

The risks inherent in international trade may reduce our international sales and harm our business and the businesses of our distributors and suppliers. These risks include:

      ∙     changes in tariff regulations;

      ∙     political instability, war, terrorism and other political risks;

      ∙     foreign currency exchange rate fluctuations;

      ∙     establishing and maintaining relationships with local distributors and dealers;

      ∙     lengthy shipping times and accounts receivable payment cycles;

      ∙     import and export licensing requirements;

      ∙     compliance with foreign laws and regulations, including unexpected changes in taxation and regulatory requirements;

      ∙     greater difficulty in safeguarding intellectual property than in the United States; and

      ∙     difficulty in staffing and managing geographically diverse operations.

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

Our revolving credit facility contains certain provisions that could restrict our operating and financing activities. They restrict our ability to, among other things:

      ∙     create or assume liens;

      ∙     enter into sale-leaseback transactions; and

      ∙     engage in mergers or consolidations.

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

Our ability to meet the covenants or requirements in our credit facilities may be affected by events beyond our control, and we cannot assure you that we will satisfy these covenants and requirements. A breach of these covenants or our inability to comply with the financial ratios, tests or other restrictions could result in an event of default under our revolving credit facility. Upon the occurrence of an event of default under our revolving credit facility, the lenders could elect to declare all amounts outstanding under our revolving credit facility, together with accrued interest, to be immediately due and payable. If the payment of our indebtedness is accelerated, we cannot assure you that we will be able to make those payments or borrow sufficient funds from alternative sources to make those payments. Even if we were to obtain additional financing, that financing may be on unfavorable terms.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our corporate headquarters are located at 1101 Pennsylvania Avenue, N.W., Washington, D.C. 20004.

Certain information regarding our principal facilities are described in the table below.

Location	Segment	Size (Sq. Ft.)	Owned or leased	Percentage utilization

Northridge, California	Automotive Consumer Professional	589,000	Leased	96%

Ittersbach, Germany	Automotive	561,000	Owned	100%

Straubing, Germany	Automotive	235,000	Owned	100%

Elkhart, Indiana	Professional	223,000	Owned	86%

Chateau du Loir, France	Automotive Consumer	221,000	Owned	90%

Martinsville, Indiana	Automotive	221,000	Owned	100%

Rancho Cucamonga, California	Professional	212,000	Leased	100%

Worth-Schaitt, Germany	Automotive	204,000	Owned	100%

Tijuana, Mexico	Consumer	198,000	Leased	98%

Vienna, Austria	Professional	193,000	Leased	100%

Potters Bar, United Kingdom	Professional	160,000	Leased	100%

Franklin, Kentucky	Automotive	152,000	Owned	100%

Sandy, Utah	Professional	127,000	Leased	100%

Bridgend, United Kingdom	Automotive	125,000	Leased	100%

Szekesfehervar, Hungary	Automotive	117,000	Owned	100%

Juarez, Mexico	Automotive	109,000	Leased	90%

Regensdorf, Switzerland	Professional	108,000	Leased	100%

We also own or lease other facilities which are not considered principal properties. We believe that our facilities are suitable and adequate for our present needs and suitable additional or substitute facilities will be available, if required.

Item 3.  Legal Proceedings

At June 30, 2006, we were involved in several legal actions. The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial position or results of operations. In fiscal 2005, we recorded a $6 million liability for probable unasserted claims. There was no change in the status of these claims at June 30, 2006.

Item 4.  Submission of Matters to a Vote of Security Holders and Executive Officers of the Registrant

Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

Executive officers are elected annually by our Board of Directors and hold office at the pleasure of the Board until the next annual election of officers or until their successors are elected and qualified. Each of our current executive officers is identified below together with information about each officer’s age, position and employment history for the last five years.

Name	Position	Age

Sidney Harman	Executive Chairman of the Board	88
Bernard A. Girod	Vice Chairman of the Board of Directors and Chief Executive Officer	64
Erich A. Geiger	Executive Vice President and Chief Technology Officer	59
Kevin L. Brown	Executive Vice President – Chief Financial Officer and Assistant Secretary	46
William S. Palin	Vice President – Controller	64
Sandra B. Robinson	Vice President – Financial Operations and Chief Accounting Officer	47
Edwin C. Summers	Vice President – General Counsel and Secretary	59
Floyd E. Toole	Vice President – Acoustics	68

Sidney Harman has been Executive Chairman of the Board since July 2000 and served as Chairman of the Board and as a director of our company since 1980. Dr. Harman also served as our Chief Executive Officer from 1980 to 1998.

Bernard A. Girod joined our company in 1986. Mr. Girod has been Vice Chairman of the Board since July 2000, Chief Executive Officer from 1998 to May 2006 and a director of our Company since 1993. He resumed the role of Chief Executive Officer in August 2006. Mr. Girod also served as President from 1994 to 1998, Chief Operating Officer from 1993 to 1998, Secretary from 1992 to 1998 and Chief Financial Officer from 1986 to 1995 and from 1996 to 1997.

Erich A. Geiger joined our company in 1996 as Managing Director of Harman/Becker GmbH. He was named Chief Technology Officer of Harman International in 2003. In 2004, Dr. Geiger was named Executive Vice President and Chief Technology Officer of Harman International and Executive Chairman of Harman/Becker Automotive Systems. The Board of Directors has appointed Dr. Geiger Chief Strategy and Technology Officer effective October 1, 2006.

Kevin L. Brown joined our company in August 2003 as the Chief Financial Officer of Harman/Becker Automotive Systems. Mr. Brown was promoted to Executive Vice-President and Chief Financial Officer in August 2006. He has served as Vice President, Chief Financial Officer and Assistant Secretary of Harman

International since July 2005. Prior to joining our company, Mr. Brown served as Senior Vice President and Chief Financial Officer of Donnelly Corporation, an automotive parts supplier, from April 2001 to March 2003.

William S. Palin has served as Vice President – Controller of our company since March 1994.

Sandra B. Robinson has been employed with our company since 1984 and has served as Vice President –Financial Operations since November 1992. Ms. Robinson became Chief Accounting Officer in July 2005.

Edwin C. Summers has been employed with our company as Vice President, General Counsel and Assistant Secretary since July 1998. He became Secretary in November 2005.

Floyd E. Toole has been employed with our company as Vice President – Acoustics since November 1991.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed on the New York Stock Exchange and is reported on the New York Stock Exchange Composite Tape under the symbol HAR. As of August 31, 2006, there were approximately 150 record holders of our Common Stock.

The table below sets forth the reported high and low sales prices at the market close for our Common Stock, as reported on the New York Stock Exchange, for each quarterly period for fiscal years ended June 30, 2006 and 2005.

	Fiscal 2006		Fiscal 2005

Market Price	High	Low	High	Low

First quarter ended September 30	$108.28	79.92	107.75	77.97
Second quarter ended December 31	105.25	94.81	130.72	103.47
Third quarter ended March 31	115.85	95.52	128.15	84.45
Fourth quarter ended June 30	109.18	80.30	91.14	70.25

We paid cash dividends during fiscal years 2006 and 2005 of $.05 per share, with a dividend of $.0125 per share paid in each of the four quarters.

The following table sets forth our repurchases of Common Stock for each month in the fourth quarter of fiscal 2006:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

April 1, 2006 – April 30, 2006	---	---	---	4,199,218
May 1, 2006 – May 31, 2006	249,400	$83.38	249,400	3,949,818
June 1, 2006 – June 30, 2006	640,000	82.51	640,000	3,309,818

	889,400	82.75	889,400	3,309,818	(1)

(1)   Our share repurchase program was first publicly announced on June 16, 1998. In August 2005, the Board authorized the purchase of up to an additional four million shares, bringing the total authorized to 20 million shares.  Total shares repurchased through June 30, 2006 were 16,690,182.

        For a description of limitations on the payment of dividends, see Management’s Discussion and Analysis of Financial
        Condition and Results of Operations – Financial Condition included in Item 7 of Part II of this report.

Item 6.  Selected Financial Data

The following table summarizes certain selected financial data that should be read in conjunction with the consolidated financial statements and accompanying notes thereto for the fiscal year ended June 30, 2006 included in this report.

	Years Ended June 30,

(In thousands except per share data)	2006	2005	2004	2003	2002

Net sales	$3,247,897	3,030,889	2,711,374	2,228,519	1,826,188
Operating income	$397,241	350,981	254,465	166,894	103,221
Income before income taxes	$376,187	335,337	227,520	142,471	80,177
Net income	$255,295	232,848	157,883	105,428	57,513
Diluted earnings per share (a)	$3.75	3.31	2.27	1.55	0.85
Weighted average shares outstanding – diluted (a)	68,105	70,399	69,487	68,048	67,806
Total assets	$2,354,661	2,187,203	1,988,810	1,703,658	1,480,280
Total debt	$197,554	333,917	394,925	503,068	474,679
Shareholders’ equity	$1,228,164	1,060,948	874,996	655,785	526,629
Dividends per share (a)	$0.05	0.05	0.05	0.05	0.05

(a) Share and per share data has been adjusted to reflect the two-for-one stock split in November 2003.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the information presented in other sections of this Annual Report on Form 10-K, including “Item 1. Business,” “Item 6. Selected Financial Data,” and “Item 8. Financial Statements and Supplementary Data.” This discussion contains forward-looking statements which are based on our current expectations and industry experience, as well as our perception of historical trends, current market conditions, including customer acceptance of our new products, current economic conditions, expected future developments, including foreign currency exchange rates, and other factors that we believe are appropriate under the circumstances. These statements involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements. See “Risk Factors” included in Part 1, Item 1A. of this report.

We begin this discussion with an overview of our company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed by a discussion of our results of operations for the fiscal years ended June 30, 2006, 2005 and 2004. We include in this discussion an analysis of certain significant year-to-year variances included in our results of operations. We also provide specific information regarding our three reportable business segments: Automotive, Consumer and Professional. We then discuss our financial condition at June 30, 2006 with a comparison to June 30, 2005. This section contains information regarding our liquidity and capital resources, cash flows and equity balances. We complete our discussion with a business outlook for future periods.

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

Automotive designs, manufactures and markets audio, electronic and infotainment systems for vehicle applications. Our systems are generally shipped directly to our automotive customers for factory installation. Infotainment systems are a combination of information and entertainment components with features including or controlling GPS navigation, traffic information, cellular phone service, wireless Internet access, security, climate control, backup camera, digital audio playback and rear seat entertainment. These systems are increasingly developed using scaleable software allowing us to better serve luxury-range vehicles through the entry-level. Automotive also produces aftermarket personal navigation devices that are currently sold in Europe.

Consumer designs, manufactures and markets audio, video and electronic systems for home, mobile and multimedia applications. Home product applications include systems to provide high-quality audio throughout the home and to enhance in-home video systems such as home theatres. Our aftermarket mobile products, including in-vehicle iPod adaptors, deliver audio entertainment in the vehicle. Our multimedia products include accessories for portable electronic devices such as the iPod and other MP3 players. Our consumer systems are primarily distributed through retail outlets.

Professional designs, manufactures and markets loudspeakers and electronic systems used by audio professionals in concert halls, stadiums, airports and other public spaces. We also create products for recording, broadcast, cinema and music reproduction applications. These products are increasingly linked by our HiQnet network protocol that provides a central digital network that allows audio professionals to control a complex system from a central location.

Our products are sold worldwide, with the largest markets being the United States and Germany. In the United States, our primary manufacturing facilities are located in California, Indiana, Kentucky and Utah. Outside of the United States, we have significant manufacturing facilities in Germany, Austria, the United Kingdom, Mexico, Hungary, France and Switzerland. Our businesses operate using local currencies. Therefore, we are subject to currency fluctuations that are partially mitigated by the fact that we purchase raw materials and supplies locally when possible. We are especially affected by changes in Euro exchange rates since a significant percentage of our sales are made in Euro denominated countries.

We experience seasonal fluctuations in sales and earnings. Historically, our first quarter ending September 30 is generally the weakest due to automotive model changeovers and the summer holidays in Europe. Our sales and earnings may also vary due to customer acceptance of our products, product offerings by our competitors and general economic conditions, including fluctuations in foreign currency exchange rates.

In fiscal 2006, we achieved record sales and earnings for the fifth consecutive year. Each of our three reportable business segments produced improved results compared to the prior year. These results were achieved despite unfavorable foreign currency translation due to the strengthening of the U.S. dollar versus the Euro. Our balance sheet at June 30, 2006 was strengthened by repurchasing a substantial amount of our outstanding senior notes that were due in February and July 2007. We also repurchased a substantial number of shares of our common stock in fiscal 2006. During the fourth quarter, we initiated a restructuring program to increase efficiency in our manufacturing and engineering organizations.

Critical Accounting Policies

The methods, estimates and judgments we use in applying our accounting policies, in conformity with generally accepted accounting principles in the United States of America (“GAAP”), have a significant impact on the results we report in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The estimates affect the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our accounting policies and recent accounting pronouncements are more fully described in Note 1, Summary of Significant Accounting Policies, which is located in Item 8 of Part II, Consolidated Financial Statements and Supplementary Data. However, we believe the following policies merit discussion due to their higher degree of judgment, estimation, or complexity.

Allowance for Doubtful Accounts

Our products are sold to customers in many different markets and geographic locations. Methodologies for estimating the allowance for doubtful accounts are primarily based on specific identification of account balances deemed to be uncollectible. Historical write-off experience is also employed to validate the adequacy of account balances. We must make judgments and estimates regarding account receivables that may become uncollectible. These estimates affect our allowance for doubtful accounts and results of operations. We base these estimates on many factors including historical collection rates, the financial stability and size of our customers as well as the markets they serve and our analysis of accounts receivable aging. Our judgments and estimates regarding collectibility of account receivables have an impact on our consolidated financial statements.

Inventory Valuation

The valuation of inventory requires us to make judgments and estimates regarding excess, obsolete or damaged inventories including raw materials, finished goods and spare parts. Our determination of adequate reserves requires us to analyze the aging of inventories and the demand for spare parts and to work closely with our sales and marketing staff to determine future demand for our products. We make these evaluations on a regular basis and adjustments are made to the carrying value of inventories as needed. These estimates and the methodologies that we use have an impact on our consolidated financial statements.

Goodwill

We perform a goodwill impairment test on an annual basis. At June 30, 2006, our goodwill balance of $381.2 million was not impaired. We made this determination based upon a valuation of our reporting units, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The valuation took into consideration various factors such as our historical performance, future discounted cash flows, performance of our competitors and overall market conditions. We cannot, however, predict the occurrence of events that might adversely affect the reported value of goodwill. These events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or a material negative change in our relationships with significant customers. See Note 4, Goodwill, of our consolidated financial statements for additional information regarding our goodwill balance and annual impairment test.

Pre-Production and Development Costs

We incur pre-production and development costs primarily related to infotainment systems that we develop for automobile manufacturers pursuant to long-term supply agreements. Portions of these costs are reimbursable under the separate agreements and are recorded as unbilled costs on our balance sheet in other current assets and other assets. We believe that the terms of our supply contracts and our established relationships with these automobile manufacturers reasonably assure that we will collect the reimbursable portions of these contracts. Accounting for development costs under the percentage-of-completion method requires us to make estimates of costs to complete projects. We review these estimates on a quarterly basis. Unforeseen cost overruns or difficulties experienced during development could cause losses on these contracts. Such losses are recorded once a determination is made that a loss will occur. These estimates and the methodologies that we use have an impact on our consolidated financial statements.

Warranty Liabilities

We warrant our products to be free from defects in materials and workmanship for a time period ranging from one year to five years from the date of purchase, depending on the business segment and product. These warranties require us to make estimates regarding the amount and costs of warranty repairs we expect to make over a period of time. Several factors influence this estimate including historical analysis of warranty repair by product category, the technological complexity of certain products, replacement costs and other factors. The estimates we use have an impact on our consolidated financial statements.

Income Taxes

Deferred income tax assets or liabilities are computed based on the temporary differences between the financial statement and income tax basis of assets and liabilities using the statutory marginal income tax rate in effect for the years in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In determining the need for, and amount of, a valuation allowance, we consider our ability to forecast earnings, future taxable income, carryback losses, if any, and tax planning strategies. We believe the estimate of our income tax assets, liabilities and expenses are “critical accounting estimates” because if the actual income tax assets, liabilities and expenses differ from our estimates the outcome could have a material impact on our results of operations.

Stock-Based Compensation

On July 1, 2005, we adopted SFAS No. 123R, Accounting for Stock-Based Compensation, using the modified prospective method. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS No. 123R. Prior to fiscal 2006, we used a fair value based method of accounting for share-based compensation provided to our employees in accordance with SFAS No. 123. The adoption of this revised standard did not have a material impact on our results of operations as we have recorded stock compensation expense on a fair value basis for all awards granted on or after July 1, 2002. As of June 30, 2006, there was $2.2 million of total unrecognized compensation cost related to nonvested restricted stock compensation arrangements granted under the plans. This cost is expected to be recognized over a weighted-average period of 2.6 years. The revised standard did require certain changes in our calculations and disclosures. See Note 11, Stock Option and Incentive Plan, to our consolidated financial statements included in this report for additional information regarding our stock-based compensation.

Results of Operations

Sales

Fiscal 2006 net sales were a record $3.248 billion, an increase of 7 percent compared to the prior year. The unfavorable effects of foreign currency translation reduced fiscal 2006 net sales by approximately $85 million during the year. Exclusive of foreign currency, net sales were 10 percent higher than last year. The growth in net sales was primarily due to higher sales of infotainment systems to automotive customers, strong sales of multimedia products in the consumer market, and increased sales in the professional market strengthened by our HiQnet protocol providing a digital network linking separate audio products.

We currently expect fiscal 2007 net sales to increase approximately 7 percent supported by sales growth in all three of our business segments. Automotive net sales will increase due to higher shipments of audio and infotainment systems to an expanding automotive platform base. We will begin to ship new systems during fiscal 2007, and accelerating in fiscal years 2008 and 2009, to Chrysler, Hyundai, Peugeot/Citroën and BMW. We also expect higher automotive aftermarket sales of personal navigation devices in Europe. We believe Consumer net sales will increase primarily due to the introduction of new products for home, mobile and multimedia applications. These products include accessories for digital music players such as the iPod, personal navigation devices, and system-centric media solutions for home applications. Professional net sales are expected to grow primarily due to new product introductions incorporating the HiQnet networking protocol.

Net sales in fiscal 2005 increased 12 percent above the prior year. The effects of foreign currency translation contributed approximately $126 million to the increase compared to the prior year. The increase in fiscal 2005 net sales, compared to fiscal 2004, was primarily due to higher sales of audio, electronic and infotainment systems to automotive customers. Strong sales of multimedia products also contributed to our net sales growth.

We present below a summary of our net sales by reportable business segment:

($000s omitted)	Fiscal 2006		Fiscal 2005		Fiscal 2004

Automotive	$2,236,379	69%	2,125,566	70%	1,873,047	69%
Consumer	494,230	15%	418,347	14%	356,611	13%
Professional	517,288	16%	486,976	16%	481,716	18%

Total	$3,247,897	100%	3,030,889	100%	2,711,374	100%

Automotive- Automotive net sales grew 5 percent in fiscal 2006 compared to the prior year. The unfavorable effects of foreign currency translation reduced fiscal 2006 net sales by $70 million during the year. Exclusive of foreign currency, net sales were 9 percent higher than last year. The net sales growth was primarily due to the success of our infotainment system for the new Mercedes-Benz S-Class. Also in Europe, net sales to Audi were higher due to sales to support the new Q7 platform and increased shipments for the A6 compared to last year. Sales to Porsche and Range Rover were also higher than the prior year and sales to BMW were slightly lower than the prior year. Strong sales of our new aftermarket navigation product, Traffic Assist, also contributed to the sales growth. In North America, we had higher sales to Toyota, Lexus and Hyundai/Kia, offset by lower sales to Chrysler. We expect sales to Chrysler to increase in future periods as we begin shipping infotainment systems to support new platforms during fiscal 2007 and accelerating in fiscal 2008.

In fiscal 2005, Automotive net sales increased $253 million over the prior year, an increase of 13 percent. The effects of foreign currency translation contributed approximately $106 million to fiscal 2005 net sales. The strong sales growth during fiscal 2005 was primarily due to higher sales of infotainment systems to Audi for their new A6 platform. Net sales to Mercedes-Benz and Porsche were also higher than the prior year. Net sales to BMW in fiscal 2005 were lower due to the prior year launch of a revised 5-Series platform, which included our infotainment system. Our fiscal 2004 shipments for the BMW 5- Series exceeded our expectations due to the inability of a competitor to meet their obligations for the program. In North America, we had higher fiscal 2005 sales of Mark Levinson digital audio systems to Lexus and increased sales of JBL branded audio systems to Toyota, compared to fiscal 2004. Fiscal 2005 net sales to Chrysler, Hyundai and Mitsubishi were below the previous year.

Consumer- Consumer net sales were 18 percent higher in fiscal 2006 compared to the prior year. The unfavorable effects of foreign currency translation reduced fiscal 2006 net sales by $9 million during the year. The sales growth was primarily due to continued strong demand in the United States and Europe for our multimedia products, especially the JBL On Stage and On Tour, which are accessories for the Apple iPod. Sales of consumer products for home applications including Harman/Kardon electronics and JBL and Infinity loudspeakers were also higher compared to the prior year, partially offset by slightly lower sales of high-end audio systems. New product introductions for mobile applications also resulted in higher sales compared to the prior year.

Fiscal 2005 sales were $62 million higher than the prior year, an increase of 17 percent. Foreign currency translation contributed approximately $12 million to fiscal 2005 net sales. The significant sales increase was primarily due to strong sales of our multimedia products. Sales of these products were strong in both the United States and Europe. Specialty Group net sales, which include our high-end electronics and loudspeakers for home audio systems, also increased over the prior year.

Professional - Professional net sales increased 6 percent in fiscal 2006 compared to the prior year. The unfavorable effects of foreign currency translation reduced fiscal 2006 net sales by $6 million during the year. Higher sales of JBL Professional, Crown and Harman Music Group products were partially offset by lower sales of AKG and Mixer Group products. Our professional business units benefited from an increased number of products that are enabled with the HiQnet networking protocol. AKG and Mixer Group net sales were lower due to our decision to concentrate on a smaller number of higher-margin core products.

In fiscal 2005, Professional net sales were slightly higher than the previous year. Foreign currency translation contributed approximately $9 million to the increase in fiscal 2005 net sales. Professional sales were adversely affected by our decision in fiscal 2004 to exit AKG’s cellular telephone microphone capsule business. Exclusive of AKG, our professional business units reported a $45 million increase in net sales over fiscal 2004, or 12 percent.

Gross Profit

Gross profit margin increased 1.5 percentage points in fiscal 2006 to 35.5 percent. The increase was due to gross margin improvements across all of our reportable business segments.Each of our three business segments was able to leverage fixed factory costs against higher sales. Our restructuring program, initiated during the fourth quarter, did not affect our gross profit margins since the efficiencies will primarily be achieved through workforce reductions. The costs associated with the workforce reductions are reported in our selling, general and administrative expenses. The restructuring program is discussed in more detail under the caption, Selling, General and Administrative Expenses. We presently expect that gross margins will remain relatively consistent through the 2007 fiscal year.

Fiscal 2005 gross margin increased 1.2 percentage points compared to fiscal 2004. The improvement was primarily due to substantial Consumer and Professional gross margin improvements, partially offset by lower Automotive gross profit margins.

A summary of our gross profit by reportable business segment is presented below:

		Percent		Percent		Percent
	Fiscal	of net	Fiscal	of net	Fiscal	of net
($000s omitted)	2006	sales	2005	sales	2004	sales

Automotive	$ 803,906	35.9%	738,172	34.7%	666,119	35.6%
Consumer	161,458	32.7%	125,557	30.0%	79,559	22.3%
Professional	193,129	37.3%	172,973	35.5%	147,938	30.7%
Other/Unallocated	(5,923)	---	(5,000)	---	(5,024)	---

Total	$1,152,570	35.5%	1,031,702	34.0%	888,592	32.8%

Automotive- Automotive gross profit margin increased 1.2 percentage points in fiscal 2006 compared to the prior year. The increase is primarily due to leveraging fixed factory costs against the 5 percent increase in net sales in fiscal 2006. We also incurred lower warranty costs in fiscal 2006, which benefited our gross profit margins. The improvement in gross profit margin occurred despite continuing capital investments to facilitate significant new audio and infotainment systems for automotive platforms that will launch during fiscal 2007 and accelerate in fiscal years 2008 and 2009.

Gross profit margin decreased 0.9 percentage points in fiscal 2005 compared to the prior year. The decrease from fiscal 2004 to fiscal 2005 primarily related to favorable material pricing in fiscal 2004 and our costs in fiscal 2005 to meet the needs of new infotainment system programs for automotive customers. These investments included construction of a factory in Missouri that began manufacturing systems for Chrysler in late fiscal 2006.

Consumer- Fiscal 2006 Consumer gross profit margin improved 2.7 percentage points from a year ago. The improvement is primarily due to increased sales of high-margin multimedia products, including the JBL On Stage and On Tour, and the leveraging of fixed factory costs against an 18 percent increase in Consumer sales compared to the prior year. Warranty costs were lower in fiscal 2006 due primarily to costs incurred last year to extend warranty periods on certain products and to replace a faulty chip in one of our products.

The gross profit margin increased 7.7 percentage points in fiscal 2005 compared to fiscal 2004. The increase was primarily due to strong sales of higher margin multimedia products. Gross profit margin was negatively affected in fiscal 2004 due to restructuring costs at our Specialty Group. During fiscal 2004 we also closed a factory in Europe and moved production to our other manufacturing facilities.

Professional – Professional gross profit margin increased 1.8 percentage points in fiscal 2006. The improvement was primarily due to lower factory overhead costs and improved factory efficiencies, leveraged against higher sales. AKG and our mixing console businesses have made significant progress over the past year to increase manufacturing efficiencies and concentrate on selling higher margin core products. In prior years, these business units have incurred substantial costs to improve factory operations and eliminate lower margin products.

Fiscal 2005 gross profit margin increased 4.8 percentage points compared to the prior year. The improvement was partially due to our decision in fiscal 2004 to exit the lower margin cellular telephone capsule business. We also incurred significant costs in fiscal 2004 to initiate the consolidation of our European mixing console operations and to restructure our AKG business. Gross profit margins improved at JBL Professional, Crown and Harman Music Group due to higher sales of more profitable products and improved efficiencies at our factories manufacturing professional products.

Selling, General and Administrative Expenses

Fiscal 2006 selling, general and administrative (“SG&A”) expenses were 23.3 percent of net sales, an increase of 0.8 percentage points compared to last year. Excluding restructuring charges, SG&A expenses were 23.0 percent of net sales. The increase is primarily due to higher research and development costs (“R&D”) to support significant new automotive infotainment system programs that will begin production during fiscal 2007. These programs include new systems for Chrysler, Hyundai, Peugeot/Citroën and BMW. R&D costs were $302.0 million in fiscal 2006, or 9.3 percent of net sales. In fiscal 2005, R&D costs were $222.6 million, or 7.3 percent of sales. SG&A expenses also include employee compensation and benefit costs. We have recorded stock-based compensation expense under the fair value based method since fiscal 2003. Stock option expense in fiscal 2006 was $16.6 million compared to $14.3 million in fiscal 2005. Stock option expense in fiscal 2004 was $10.9 million. In fiscal 2007, we believe SG&A expenses, as a percentage of sales, will approximate fiscal 2006.

Our fiscal 2006 SG&A expenses include $9.5 million of costs related to our restructuring program initiated during the fourth quarter. We presently expect to record an additional $6.5 million, for total restructuring costs of $16.0 million, in future periods to complete our previously announced restructuring program. This program is designed to increase efficiencies in our manufacturing facilities and to realign our engineering organization. Over the past several years, our company has grown considerably due primarily to market acceptance of our infotainment systems developed for automotive customers. This growth required us to add manufacturing capacity and to internally develop and acquire additional engineering resources. In order for us to prepare for the next generation of infotainment systems for automakers and other products, we decided to realign these resources to meet the changing needs and demands of our customers. Since our restructuring program was initiated during the fourth quarter of fiscal 2006, the amount of cash paid under the restructuring program in fiscal 2006 was minimal.

In fiscal 2005, SG&A expenses were 22.5 percent of net sales, which was 0.9 percentage points lower than the prior year. The decrease primarily related to lower R&D costs, as a percentage of sales. R&D costs were $222.6 million in fiscal 2005, or 7.3 percent of net sales. In fiscal 2004, R&D costs were $216.9 million, or 8.0 percent of sales. The decrease is due to lower costs incurred for infotainment systems for automotive customers, partially offset by higher costs to develop consumer retail products and the acquisition of QNX Software Systems, a developer of automotive operating systems. SG&A expenses, as a percentage of sales, also decreased due to better control of general management, selling and marketing costs during the year.

Below is a summary of our SG&A expenses by reportable business segment:

		Percent		Percent		Percent
	Fiscal	of net	Fiscal	of net	Fiscal	of net
($000s omitted)	2006	sales	2005	Sales	2004	sales

Automotive	$466,160	20.8%	390,095	18.4%	357,196	19.1%
Consumer	111,596	22.6%	98,842	23.6%	92,588	26.0%
Professional	133,851	25.9%	127,475	26.2%	138,046	28.7%
Other/Unallocated	43,722	---	64,309	---	46,297	---

Total	$755,329	23.3%	680,721	22.5%	634,127	23.4%

Automotive- R&D is the largest cost component of SG&A in the Automotive segment. These costs are incurred to develop audio, electronic and infotainment systems for a growing number of automotive customer platforms. Our infotainment systems have added considerable functionality over the past several years and many are increasingly based on scaleable software. This enables us to service a full range of vehicles in a cost efficient manner, from luxury to entry-level. In Europe, we develop systems for Mercedes-Benz, BMW, Audi, Peugeot/Citroën, Porsche and others. We develop systems for Toyota, Lexus, Hyundai, Chrysler, Harley-Davidson and others in the United States and Asia. R&D costsincreased in fiscal 2006 primarily due to higher spending on significant new infotainment system programs that will begin production during fiscal 2007 and accelerate in fiscal years 2008 and 2009. Our Automotive R&D costs for the fiscal years ended 2006, 2005 and 2004 were $232.2 million, $161.3 million and $167.5 million, respectively.

Consumer- The significant SG&A cost components for Consumer are R&D and selling expenses. R&D costs for the fiscal years 2006, 2005 and 2004 were $36.3 million, $29.9 million and $18.9 million, respectively. These year-to-year increases were primarily due to development of new multimedia products such as JBL On Time, On Stage and On Tour, which are accessories for Apple’s iPod. We are also developing personal navigation devices (“PND”) that will leverage many of our successful applications developed in the Automotive segment. Selling expenses include salaries and benefits for the sales personnel, marketing costs, trade show and product literature costs. Selling expenses were $32.1 million, $30.7 million and $27.9 million in the fiscal years 2006, 2005 and 2004, respectively.

Professional- SG&A expense for Professional is primarily comprised of selling expenses and R&D costs. Selling expenses are incurred to support a broad range of branded products. Professional products are marketed to audio professionals for use in public places such as concert halls and stadiums. These products are also used for recording, broadcasting and music reproduction systems. Selling expenses were $49.3 million, $47.0 million and $47.7 million in the fiscal years 2006, 2005 and 2004, respectively. We incur significant R&D costs to support new products. We have developed the HiQnet networking protocol to enhance the functionality of our professional systems. This protocol allows an audio professional to control a complete sound system from microphones through amplifiers to speakers on one digital network. Professional R&D costs in the fiscal years 2006, 2005 and 2004 were $33.2 million, $31.3 million and $30.3 million, respectively.

Other- Other SG&A expenses primarily include compensation, benefit and occupancy costs for corporate employees. These expenses decreased in fiscal 2006 due primarily to certain unusual costs recorded in fiscal 2005, including a $6 million expense on a swap contract related to the termination of an operating lease and a $6 million expense for an unasserted claim.

Operating Income

Our fiscal 2006 operating income was $397.2 million, or 12.2 percent of net sales. This represents an improvement of 0.6 percentage points above the prior year. Excluding restructuring charges of $9.5 million, operating income was $406.7 million, or 12.5 percent of net sales. The improvement in operating income was achieved as a result of strong performance in our Consumer and Professional business segments, partially offset by lower Automotive operating margins. We expect fiscal 2007 operating income to increase by over 10 percent compared to fiscal 2006.

Operating income in fiscal 2005 was $351.0 million, or 11.6 percent of sales, representing a 2.2 percentage point increase over fiscal 2004. The improvement in operating income was achieved by our development of new infotainment systems for automotive customers, the turnaround in the Consumer business and the elimination of lower margin Professional products.

We present below a summary of our operating income by reportable business segment:

		Percent		Percent		Percent
	Fiscal	of net	Fiscal	Of net	Fiscal	of net
($000s omitted)	2006	sales	2005	sales	2004	sales

Automotive	$337,746	15.1%	348,077	16.4%	308,923	16.5%
Consumer	49,862	10.1%	26,715	6.4%	(13,029)	(3.7%)
Professional	59,278	11.5%	45,498	9.3%	9,892	2.1%
Other	(49,645)	---	(69,309)	---	(51,321)	---

Total	$397,241	12.2%	350,981	11.6%	254,465	9.4%

Automotive- Automotive fiscal 2006 operating income was $337.7 million, or 15.1 percent of sales. This represents a 1.3 percentage point decrease compared to last year. Our Automotive results include $7.3 million of restructuring charges to increase efficiency at four manufacturing facilities and realign our engineering organization. Automotive has also incurred substantial R&D costs due to required development for new business awards from automotive customers. We are currently developing these systems and the sales will not be generated until these programs begin production during fiscal year 2007 and continuing into fiscal 2008. We expect Automotive operating margins to approach 16 percent during fiscal years 2007 and 2008.

Consumer- Consumer achieved operating income of $49.9 million in fiscal 2006, or 10.1 percent of sales. This represents a 3.7 percentage point increase compared to last year. The growth is primarily due to strong sales of our multimedia products during the year that have higher margins than other consumer products.

Professional- Professional had operating income of $59.3 million in fiscal 2006, or 11.5 percent of sales. This represents a 2.2 percentage point increase compared to last year. The increase is primarily due to higher sales of branded products with the capability of integrating with our HiQnet protocol and discontinuance of lower margin mixing console and AKG products.

Interest Expense, Net

Interest expense, net, was $13.0 million compared to $10.5 million last year. Our net interest expense increased primarily due to higher weighted average interest rates. Our fiscal 2006 interest expense, net, included $12.2 million of interest income primarily related to interest on our cash and cash equivalents and short-term investment balances. In fiscal 2005 and 2004, interest income was $7.6 million and $3.5 million, respectively.

We had average borrowings of $342.0 million in fiscal 2006 compared to $340.3 million and $453.0 million in fiscal years 2005 and 2004, respectively. We used interest rate swaps during each of these years to effectively convert fixed-rate debt to variable-rate debt. The weighted average borrowings exclude the average fair value of the interest rate swaps of $2.5 million, $11.8 million and $22.8 million in fiscal years 2006, 2005 and 2004.

Our weighted average interest rate in fiscal 2006 was 7.4 percent. In fiscal 2005 and 2004, the weighted average interest rates were 5.3 percent and 4.6 percent, respectively. Our fiscal 2006 weighted average interest rates have increased because interest rates increased over the prior year and a majority of our outstanding debt was based on floating rates after giving effect to interest rate swap contracts.

We expect fiscal 2007 interest expense, net, to be substantially lower than fiscal 2006 due to our fourth quarter repurchase of $281.9 million of our outstanding senior notes. Our total debt at June 30, 2006 was $197.6 million compared to $333.9 million a year ago.

Miscellaneous Expenses

We recorded miscellaneous expenses, net, of $8.0 million compared to $5.1 million and $9.7 million in fiscal years 2005 and 2004, respectively. The fiscal 2006 expense includes $4.9 million for repurchase premiums associated with the fiscal 2006 repurchase of over 90 percent of our senior notes due in February and July 2007, respectively, and a charge associated with the termination of interest rate swap contracts. The fiscal 2005 expense includes $3.0 million for repurchase premiums, net of gain, on the termination of interest rate swap contracts in connection with the repurchase of $49.9 million of our outstanding public debt. Also included in fiscal 2005 were charitable contributions of $1.0 million for Tsunami relief. Bank charges were $2.5 million, $2.7 million and $2.3 million in fiscal years 2006, 2005 and 2004, respectively.

Income Taxes

In fiscal 2006, our effective tax rate was 32.4 percent. Our effective tax rate for fiscal 2005 and 2004 was 30.6 percent. During the year ended June 30, 2006, we repatriated $500 million of cash from our foreign subsidiaries under the American Jobs Creation Act of 2004. This decision resulted in $3.4 million of tax charges during fiscal 2006. We also made cash tax payments of $135.7 million, primarily in Germany. We currently expect the fiscal 2007 effective tax rate to be approximately 34 percent.

Financial Condition

Liquidity and Capital Resources

We primarily finance our working capital requirements through cash generated by operations, trade credit and borrowings under our revolving credit facility. Cash and cash equivalents were $291.8 million at June 30, 2006 compared to $291.2 million at June 30, 2005. During fiscal 2006, cash was primarily used to repurchase shares of our common stock and a significant portion of our outstanding senior notes, make investments in our manufacturing facilities, make tax payments primarily in Germany, and meet the working capital needs of our business segments.

During the fourth quarter of fiscal 2006, we borrowed under our revolving credit facility in Germany to meet seasonal working capital needs. This was necessary due to our repatriation of $500 million from subsidiaries in Germany to the U.S. under the American Jobs Creation Act of 2004. At June 30, 2006, the balance of our revolving credit facility was $159.9 million. We expect to reduce this bank debt with cash generated from our German businesses in fiscal 2007.

During fiscal 2005, cash was primarily used to purchase QNX Software Systems, repurchase shares of our common stock, repurchase outstanding senior notes, purchase fixed assets held by the lessor under operating leases and make tax payments in Germany.

We will continue to have cash requirements to support seasonal working capital needs, capital expenditures, interest and principal payments, and dividend payments. We intend to use cash on hand, cash generated by operations and borrowings under our revolving credit facility to meet these requirements. We also intend to continue repurchasing shares of our common stock, evaluating buy levels quarter to quarter, and reducing our debt. We believe that cash from operations and our borrowing capacity will be adequate to meet our cash requirements over the next twelve months.

Below is a more detailed discussion of our cash flow activities during fiscal 2006.

Operating Activities

Our cash flows from operations were $399.9 million in fiscal 2006, compared to $419.7 million in the prior year. The decrease was primarily due to tax benefits attributable to stock option exercises and other changes to our deferred tax assets, partially offset by record net income for the year.

Working capital, excluding cash and short-term debt, was $106.7 million at June 30, 2006. This was a significant decrease from $166.1 million at June 30, 2005. The June 30, 2006 and 2005 amounts represent 3.3 percent and 5.5 percent of net sales, respectively. The decrease is primarily due to improved accounts receivable and accounts payable management offset by slightly higher inventory balances to support the development of new infotainment systems for automotive customers.

Investing Activities

We had capital expenditures, net of acquisitions, of $130.5 million in fiscal 2006 compared to $172.3 million in fiscal 2005 and $135.5 million in fiscal 2004. Fiscal 2006 capital expenditures included the completion of a new manufacturing facility in Missouri and substantial investments in Europe for customer tooling and other manufacturing equipment to support our infotainment system programs for automotive customers. Capital expenditures were also made for new product tooling for consumer and professional products. Fiscal 2005 capital expenditures included $28.4 million paid for fixed assets purchased from operating leases. We also made investments in buildings, machinery and tooling, especially in Europe, to support new infotainment systems for automotive customers. We anticipate fiscal 2007 capital expenditures of approximately $150 million, primarily to make significant investments in tooling and manufacturing equipment to support anticipated growth in our Automotive infotainment systems business. Firm commitments of $20.2 million existed at June 30, 2006 for fiscal 2007 capital expenditures.

We paid $13.8 million, net of cash acquired, in fiscal 2006 to purchase businesses to provide additional engineering resources and invest in a joint venture in Korea. In fiscal 2005, we acquired QNX Software Systems. The purchase price, net of cash acquired, was $139.2 million. QNX is a provider of real-time operating system software, development tools, and services for embedded design systems. Since the acquisition, QNX has been involved in developing our infotainment systems for automotive customers by optimizing our software to fully integrate the operating system, basic framework and the applications.

Financing Activities

In fiscal 2006, we paid $192.6 million to repurchase 2.2 million shares of our common stock. Since the inception of our share repurchase program in June 1998, we have acquired and placed in treasury 16.7 million shares at a cost of $510.8 million through June 30, 2006. Our Board of Directors has authorized the repurchase of up to a total of 20 million shares. We presently intend to continue our share repurchase program in fiscal 2007, evaluating the buy levels on a quarter-to-quarter basis.

Our total debt was $197.6 million at June 30, 2006, primarily comprised of $159.9 million of borrowings under our revolving credit facility. Also included in total debt was $13.2 million principal amount of 7.125 percent senior notes due February 15, 2007 and $16.5 million principal amount of 7.32 percent senior notes due July 1, 2007. We also had capital leases and other long-term borrowings of $6.2 million. Short-term borrowings included in debt are $1.8 million.

At June 30, 2005, our total debt was $333.9 million primarily comprised of $171.2 million principal amount of 7.125 percent senior notes due February 15, 2007 and $140.0 million principal amount of 7.32 percent senior notes due July 1, 2007. We also had capital leases, the carrying value of interest rate hedges and other long-term borrowings of $20.1 million. We had short-term borrowings of $2.6 million.

During the past two fiscal years, we used cash from operations to repurchase a substantial amount of our outstanding senior notes. In fiscal 2006, we purchased and retired $158.4 million of our 7.125 percent senior notes, reducing the outstanding principal amount from $171.2 million to $13.2 million. The senior notes were repurchased at an average premium of 0.895 percent, resulting in a non-operating charge of $1.6 million. We also terminated $170.0 million in interest rate swaps that hedged the 7.125 percent senior notes, resulting in a non-operating charge of $0.3 million. We also purchased and retired $123.5 million of our 7.32 percent senior notes, reducing the outstanding principal amount from $140.0 million to

$16.5 million. The senior notes were repurchased at an average premium of 1.628 percent, resulting in a non-operating charge of $2.3 million. We also terminated $140.0 million in interest rate swaps that hedged the 7.32 percent senior notes, resulting in a non-operating charge of $0.8 million. In June 2006, we announced the redemption of the remaining $13.2 million principal amount of our 7.125 percent senior notes. The redemption was completed in July 2006. At June 30, 2006, we had authorization to repurchase all of our remaining outstanding senior notes.

During fiscal 2005, we purchased and retired $49.9 million of our 7.125 percent senior notes, reducing the outstanding principal amount from $220.6 million to $171.2 million. The senior notes were repurchased at an average premium of 9.18 percent, resulting in a non-operating charge of $4.6 million. We also terminated $30.0 million in interest rate swaps that hedged the 7.125 percent senior notes, resulting in a non-operating gain of $1.6 million.

On June 28, 2005, we entered into a $300 million multi-currency revolving credit facility with a group of banks. This facility expires in June 2010 and replaced the $150 million revolving credit facility that expired on August 14, 2005. On June 22, 2006, we amended and restated our multi-currency revolving credit facility. The restated credit agreement, among other things, added Harman Holding GmbH & Co. KG (“Harman Holding”), a German limited partnership and a wholly owned subsidiary of the Company, as an additional borrower. The maximum principal amount of borrowings permitted under the restated credit agreement remains at $300 million. The restated credit agreement also permits the maximum aggregate revolving commitment amount to be increased to $550 million under certain circumstances. At June 30, 2006, we had $159.9 million borrowings under the $300 million revolving credit facility and outstanding letters of credit of $6.7 million. Unused availability under the revolving credit facility was $133.4 million at June 30, 2006.

Our long-term debt agreements contain financial and other covenants that, among other things, limit our ability to incur additional indebtedness, restrict subsidiary dividends and distributions, limit our ability to encumber certain assets and restrict our ability to issue capital stock of our subsidiaries. Our long-term debt agreements permit us to pay dividends or repurchase our capital stock without any dollar limitation provided that we would be in compliance with the financial covenants in our revolving credit facility after giving effect to such dividend or repurchase. We were in compliance with the terms of our long-term debt agreements at June 30, 2006, 2005 and 2004.

Equity

Our shareholders’ equity was $1.228 billion at June 30, 2006, an increase of $167.2 million compared to the prior year. The increase was primarily due to net income of $255.3 million offset by stock repurchases of $192.6 million.

At June 30, 2005, we had total shareholders’ equity of $1.061 billion, an increase of $186.0 million compared to the prior year. The increase was primarily due to net income of $232.8 million and the tax benefit attributable to stock options of $74.1 million, partially offset by $146.4 million used to repurchase shares of our common stock during fiscal 2005.

Contractual Obligations

We have obligations and commitments to make future payments under debt agreements and operating leases. The following table details our financing obligations by due date:

	Fiscal Years Ending June 30,

($000s)	2007	2008	2009	2010	2011	Thereafter	Total

Short-term borrowings (a)	$ 1,751	---	---	---	---	---	1,751
Senior notes (b)	13,168	16,486	---	---	---	---	29,654
Capital leases (c)	427	434	450	468	386	390	2,555
Other long-term obligations (b)	2,742	86	90	159,995	100	581	163,594
Firm commitments for capital expenditures	20,216	---	---	---	---	---	20,216
Purchase obligations (d)	123,847	57	12	---	859	---	124,775
Non-cancelable operating leases (c)	39,966	38,677	31,320	24,955	17,755	14,253	166,926

Total contractual cash obligations	$202,117	55,740	31,872	185,418	19,100	15,224	509,471

(a) As described in Note 5 to our Consolidated Financial statements.
(b) As described in Note 6 to our Consolidated Financial statements.
(c) As described in Note 7 to our Consolidated Financial statements.
(d) Includes amounts committed under legally enforceable agreements for purchase of goods and services with defined terms as to quantity, price and timing of delivery.

Business Outlook

We achieved record results in fiscal 2006 and look forward to the opportunities that lie ahead. During the past fiscal year, we introduced an infotainment system for the redesigned Mercedes-Benz S-Class luxury vehicle. The launch of the new S-Class was an overwhelming success. We have incurred substantial R&D costs to develop the next generation of infotainment systems for an expanding array of automotive platforms and to develop new consumer and professional products. Automotive has received significant contract awards, including a recent award for the refresh on the Mercedes-Benz 2009 S-Class, and will begin producing new audio and infotainment systems for Chrysler, Hyundai, Peugeot/Citroën and BMW beginning in fiscal 2007. These programs will then accelerate production in fiscal years 2008 and 2009. Consumer will continue to develop new products that emphasize mobility such as personal navigation devices and will introduce new multimedia products that are accessories for portable music players such as the Apple iPod.®  We believe music-enabled cell phones will provide us a substantial market to offer these accessories in future periods. We expect Professional to develop more products that are HiQnet enabled thus expanding the capabilities of this digital network protocol.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are required to include information about potential effects of changes in interest rates and currency exchange rates in our periodic reports filed with the Securities and Exchange Commission.

Interest Rate Sensitivity/Risk

At June 30, 2006, interest on approximately 15 percent of our borrowings was determined on a fixed rate basis. The interest rates on the balance of our debt are subject to changes in U.S. and European short-term interest rates. To assess exposure to interest rate changes, we have performed a sensitivity analysis assuming a hypothetical 100 basis point increase or decrease in interest rates across all outstanding debt and investments. Our analysis indicates that the effect on fiscal 2006 net income of such an increase and decrease in interest rates would be approximately $0.9 million. Based on June 30, 2005 positions, the impact of such changes in interest rates was approximately $0.2 million to fiscal 2005 net income.

The following table provides information as of June 30, 2006 about our financial instruments that are sensitive to changes in interest rates and debt obligations. The table presents principal cash flows and related average interest rates by contractual maturity dates. Weighted average variable rates are generally based on LIBOR as of the reset dates. Unless otherwise indicated, the information is presented in U.S. dollar equivalents as of June 30, 2006.

Principal Payments and Interest Rates by Contractual Maturity Dates

	Fiscal Years Ending June 30,							Fair value (assets)/

($millions)	2007	2008	2009	2010	2011	Thereafter	Total	liabilities

Debt obligation (US$)	$17.7	16.5	0.1	160.0	0.1	0.6	195.0	195.3

Average interest rate	6.61%	7.31%	5.00%	3.48%	5.00%	5.00%	---	---

Foreign Currency Risk

We maintain significant operations in Germany, the United Kingdom, France, Austria, Hungary, Mexico, Switzerland and Sweden. As a result, we are subject to market risks arising from changes in foreign currency exchange rates, principally the change in the value of the Euro compared to the U.S. dollar. Our subsidiaries purchase products and raw materials in various currencies. As a result, we may be exposed to cost changes relative to local currencies in the markets to which we sell our products. To mitigate these transactional risks, we enter into forward foreign exchange contracts. Also, foreign currency positions are partially offsetting and are netted against one another to reduce exposure.

We presently estimate the effect on projected 2007 income before income taxes, based upon a recent estimate of foreign exchange transactional exposure, of a uniform strengthening or uniform weakening of the transaction currency rates of 10 percent would be to increase or decrease income before income taxes by approximately $21 million. As of June 30, 2006, we had hedged a portion of our estimated foreign currency transactions using forward exchange contracts.

We presently estimate the effect on projected 2007 income before income taxes, based upon a recent estimate of foreign exchange translation exposure (translating the operating performance of our foreign subsidiaries into U.S. dollars), of a uniform strengthening or weakening of the U.S. dollar by 10 percent would be to increase or decrease income before income taxes by approximately $34 million.

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

We assessed the effectiveness of our internal control over financial reporting as of June 30, 2006. In making this assessment, we used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.” Our assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, overall control environment and information systems control environment. Based on our assessment, we have concluded that, as of June 30, 2006, our internal control over financial reporting was effective.

Our assessment of the effectiveness of our internal control over financial reporting, as of June 30, 2006, has been audited by KPMG LLP, an independent registered public accounting firm. KPMG’s report on our internal controls over financial reporting is included herein.

/s/  Bernard A. Girod
Bernard A. Girod
Vice Chairman and Chief Executive Officer

/s/  Kevin L. Brown
Kevin L. Brown
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders
Harman International Industries, Incorporated:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 8, that Harman International Industries, Incorporated maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The management of Harman International Industries, Incorporated is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Harman International Industries, Incorporated maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Harman International Industries, Incorporated maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harman International Industries, Incorporated and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, cash flows and shareholders’ equity and comprehensive income for each of the years in the three-year period ended June 30, 2006 and our report dated September 6, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Los Angeles, California
September 6, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Harman International Industries, Incorporated:

We have audited the accompanying consolidated balance sheets of Harman International Industries, Incorporated and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, cash flows and shareholders’ equity and comprehensive income for each of the years in the three-year period ended June 30, 2006. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule for each of the years in the three-year period ended June 30, 2006. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harman International Industries, Incorporated and subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Harman International Industries, Incorporated’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 6, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California
September 6, 2006

Consolidated Balance Sheets
Harman International Industries, Incorporated and Subsidiaries
($000s omitted except share amounts)

	June 30,

	2006	2005

Assets
Current assets
Cash and cash equivalents	$291,758	291,214
Receivables (less allowance for doubtful accounts of $8,738 in 2006 and $8,975 in 2005)	444,474	433,041
Inventories (note 2)	344,957	312,950
Other current assets	168,168	146,088

Total current assets	1,249,357	1,183,293

Property, plant and equipment, net (notes 3, 6 and 7)	521,935	491,619
Goodwill (note 4)	381,219	345,071
Other assets	202,150	167,220

Total assets	$2,354,661	2,187,203

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings (notes 5)	$1,751	2,593
Current portion of long-term debt (note 6)	16,337	533
Accounts payable	320,327	274,145
Accrued liabilities	414,093	345,941
Income taxes payable (note 10)	116,493	105,858

Total current liabilities	869,001	729,070

Borrowings under revolving credit facility (note 6)	159,900	---
Senior notes (note 6)	19,566	330,791
Minority interest (note 17)	2,716	---
Other non-current liabilities	75,314	66,394
Shareholders’ equity (note 11)
Preferred stock, $.01 par value. Authorized 5,000,000 shares; none issued and outstanding	---	---
Common stock, $.01 par value. Authorized 200,000,000 shares; issued 82,754,909 shares in 2006 and 81,122,026 in 2005	827	811
Additional paid-in capital	544,871	455,158
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on hedging derivatives	(3,267)	5,548
Minimum pension liability adjustment	(11,789)	(14,147)
Cumulative foreign currency translation adjustment	64,280	39,702
Retained earnings	1,144,070	892,096
Less common stock held in treasury (16,690,182 shares in 2006 and 14,459,482 shares in 2005)	(510,828)	(318,220)

Total shareholders’ equity	1,228,164	1,060,948

Commitments and contingencies (notes 7, 8 and 14)

Total liabilities and shareholders’ equity	$2,354,661	2,187,203

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations
Harman International Industries, Incorporated and Subsidiaries
($000s omitted except per share amounts)

	Years Ended June 30,

	2006	2005	2004

Net sales	$3,247,897	3,030,889	2,711,374
Cost of sales	2,095,327	1,999,187	1,822,782

Gross profit	1,152,570	1,031,702	888,592

Selling, general and administrative expenses	755,329	680,721	634,127

Operating income	397,241	350,981	254,465

Other expenses:
Interest expense, net	13,027	10,516	17,207
Miscellaneous, net	8,027	5,128	9,738

Income before income taxes and minority interest	376,187	335,337	227,520

Income tax expense, net	121,877	102,489	69,637
Minority interest	(985)	---	---

Net income	$255,295	232,848	157,883

Basic earnings per share	$3.85	3.47	2.40

Diluted earnings per share	$3.75	3.31	2.27

Weighted average shares outstanding – basic	66,260	67,120	65,779

Weighted average shares outstanding – diluted	68,105	70,399	69,487

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Harman International Industries, Incorporated and Subsidiaries
($000s omitted)

	Years Ended June 30,

	2006	2005	2004

Cash flows from operating activities:
Net income	$255,295	232,848	157,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129,949	118,665	106,032
Deferred income taxes	(8,011)	(83,057)	(17,119)
Loss on disposition of assets	1,480	3,381	13,358
Stock option expense	16,586	14,318	10,942
Excess tax benefit attributable to stock options	(45,493)	74,107	9,819

Changes in working capital, net of acquisition/disposition effects:
Decrease (increase) in:
Receivables	4,877	(3,015)	(44,459)
Inventories	(21,433)	(25,291)	65,679
Other current assets	(23,446)	(7,370)	5,294
Increase (decrease) in:
Accounts payable	37,274	35,396	56,761
Accrued liabilities	41,762	62,555	33,182
Income taxes payable	5,303	(19,075)	66,429
Other operating activities	5,731	16,282	18,650

Net cash provided by operating activities	$399,874	419,744	482,451

Cash flows from investing activities:
Payment for purchase of companies, net of cash acquired	$(13,808)	(145,680)	(34,281)
Proceeds from asset dispositions	1,574	2,128	9,048
Capital expenditures	(130,548)	(172,326)	(135,493)
(Purchase) sale of investments	---	91,000	(52,450)
Other items, net	(3,793)	4,485	1,354

Net cash used in investing activities	$(146,575)	(220,393)	(211,822)

Cash flows from financing activities:
Decrease in short-term borrowings	$(828)	(1,699)	(750)
Borrowings under revolving credit facility	158,294	---	---
Repayment of long-term debt	(281,945)	(49,921)	(88,480)
Other decrease in long-term debt	(13,250)	(1,077)	(15,587)
Repurchase of common stock	(192,608)	(146,369)	---
Dividends paid to shareholders	(3,321)	(3,354)	(3,289)
Exercise of stock options	27,650	11,278	10,358
Excess tax benefits from share-based payment arrangements	45,493	---	---
Other	462	---	---

Net cash used in financing activities	$(260,053)	(191,142)	(97,748)

Effect of exchange rate changes on cash	7,298	(3,703)	4,466

Net increase in cash and cash equivalents	544	4,506	177,347
Cash and cash equivalents at beginning of period	$291,214	286,708	109,361

Cash and cash equivalents at end of period	$291,758	291,214	286,708

Supplemental schedule of non-cash investing activities:
Fair value of assets acquired	$12,102	155,939	35,678
Cash paid for the assets	6,503	139,213	27,545

Liabilities assumed	$5,599	16,726	8,133

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income
Harman International Industries, Incorporated and Subsidiaries
Years Ended June 30, 2006, 2005 and 2004

	Common Stock

				Accumulated			Total
		$0.01	Additional	other			share-
	Number of	Par	paid-in	comprehensive	Retained	Treasury	holders’
($000s omitted)	shares	value	capital	income (loss)	earnings	stock	equity

Balance, June 30, 2003	32,609,633	$ 390	324,757	(5,519)	508,008	(171,851)	655,785

Comprehensive income:
Net income	—	—	—	—	157,883	—	157,883
Foreign currency translation adjustment	—	—	—	31,631	—	—	31,631
Unrealized gain on hedging derivatives	—	—	—	2,784	—	—	2,784
Minimum pension liability	—	—	—	(917)	—	—	(917)

Total comprehensive income	—	—	—	33,498	157,883	—	191,381

Stock issue: two-for-one split	32,609,633	390	(390)	—	—	—	—
Exercise of stock options, net of shares received	870,756	9	10,349	—	—	—	10,358
Tax benefit attributable to stock options	—	—	9,819	—	—	—	9,819
Stock option compensation	—	—	10,942	—	—	—	10,942
Dividends ($.05 per share)	—	—	—	—	(3,289)	—	(3,289)

Balance, June 30, 2004	66,090,022	$ 789	355,477	27,979	662,602	(171,851)	874,996

Comprehensive income:
Net income	—	—	—	—	232,848	—	232,848
Foreign currency translation adjustment	—	—	—	(3,477)	—	—	(3,477)
Unrealized gain on hedging derivatives	—	—	—	13,369	—	—	13,369
Minimum pension liability	—	—	—	(6,768)	—	—	(6,768)

Total comprehensive income	—	—	—	3,124	232,848	—	235,972

Exercise of stock options, net of shares received	2,250,422	22	11,256	—	—	—	11,278
Tax benefit attributable to stock option plan	—	—	74,107	—	—	—	74,107
Stock option compensation	—	—	14,318	—	—	—	14,318
Treasury shares purchased	(1,677,900)	—	—	—	—	(146,369)	(146,369)
Dividends ($.05 per share)	—	—	—	—	(3,354)	—	(3,354)

Balance, June 30, 2005	66,662,544	$ 811	455,158	31,103	892,096	(318,220)	1,060,948

Comprehensive income:
Net income	—	—	—	—	255,295	—	255,295
Foreign currency translation adjustment	—	—	—	24,578	—	—	24,578
Unrealized gain on hedging derivatives	—	—	—	(8,815)	—	—	(8,815)
Minimum pension liability	—	—	—	2,358	—	—	2,358

Total comprehensive income	—	—	—	18,121	255,295	—	273,416

Exercise of stock options, net of shares received	1,632,883	16	27,634	—	—	—	27,650
Tax benefit attributable to stock option plan	—	—	45,493	—	—	—	45,493
Stock option compensation	—	—	16,586	—	—	—	16,586
Treasury shares purchased	(2,230,700)	—	—	—	—	(192,608)	(192,608)
Dividends ($.05 per share)	—	—	—	—	(3,321)	—	(3,321)

Balance, June 30, 2006	66,064,727	$ 827	544,871	49,224	1,144,070	(510,828)	1,228,164

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Harman International Industries, Incorporated and Subsidiaries

Note 1 –Summary of Significant Accounting Policies

Principles of Consolidation.The consolidated financial statements include the accounts of Harman International and our subsidiaries after the elimination of significant intercompany transactions and accounts.

Reclassifications. Where necessary, prior years’ information has been reclassified to conform to the fiscal 2006 financial statement presentation.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates, and the differences may be material to the consolidated financial statements.

Among the most significant estimates used in the preparation of our financial statements are estimates associated with the valuation of inventory, depreciable lives of fixed assets, accounting for business combinations, the evaluation of the recoverability of goodwill, evaluation of the recoverability of pre-production and development contract costs, warranty liability, litigation and taxation. In addition, estimates form the basis for our reserves for sales discounts, sales allowances, accounts receivable, inventory, and postretirement and other employee benefits. Various assumptions go into the determination of these estimates. The process of determining significant estimates requires consideration of factors such as historical experience, current and expected economic conditions, and actuarial methods. We re-evaluate these significant factors and makes changes and adjustments where facts and circumstances indicate that changes are necessary.

Revenue Recognition. Revenue is generally recognized at the time of product shipment or delivery, depending on when the passage of title to goods transfers to unaffiliated customers, when all of the following have occurred: a firm sales agreement is in place, pricing is fixed or determinable and collection is reasonably assured. Sales are reported net of estimated returns, discounts, rebates and incentives. Substantially all of our revenue transactions involve the delivery of a physical product.

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

Cost of Sales. Cost of sales includes material, labor and overhead for products manufactured by us and cost of goods produced for us on a contract basis. Expenses incurred for manufacturing depreciation and engineering, warehousing, shipping and handling, sales commissions, warranty and customer service are also included in cost of sales.

Allowance for Doubtful Accounts. We reserve an estimated amount for accounts receivable that may not be collected. Methodologies for estimating allowance for doubtful accounts are primarily based on specific identification of uncollectible accounts. Historical collection rates and customer credit worthiness are considered in determining specific reserves. At June 30, 2006 and 2005, we had $8.7 million and

$9.0 million, respectively, reserved for possible uncollectible accounts receivable. As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating our allowance for doubtful accounts.

Warranty Liabilities. We warrant our products to be free from defects in materials and workmanship for a period ranging from one to five years from the date of purchase, depending on the product. The warranty is a limited warranty, and it may impose certain shipping costs on the customer and excludes deficiencies in appearance except for those evident when the product is delivered. Our dealers and warranty service providers normally perform warranty service for loudspeakers and electronics in the field, using parts supplied on an exchange basis by our company. Estimated warranty liabilities are based upon past experience with similar types of products, the technological complexity of certain products, replacement cost and other factors. See Note 9, Warranty Liabilities, for additional information regarding our warranties.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include non-manufacturing salaries and benefits, stock option expense, occupancy costs, professional fees, research and development costs, amortization of intangibles, advertising and marketing costs and other operating expenses.

Advertising Costs. We expense advertising costs as incurred. When production costs are incurred for future advertising, these costs are recorded as an asset and subsequently expensed when the advertisement is first put into service.

Amortization of Intangibles. Amortization of intangibles primarily includes amortization of intangible assets such as patents, trademarks and distribution agreements and amortization of costs, other than interest costs. Intangibles are amortized over 10 months to 17 years. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill was not amortized after July 1, 2002.

Research and Development. Research and development costs are expensed as incurred. Our expenditures for research and development were $302.0 million, $222.6 million and $216.9 million for the fiscal years ending June 30, 2006, 2005 and 2004, respectively.

Interest Expense, Net. Interest expense, net, includes interest expense and amortization of original issue discount on debt securities, net of interest income.

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

Property, Plant and Equipment. Property, plant and equipment is stated at cost or, in the case of capitalized leases, at the present value of the future minimum lease payments. Depreciation and amortization of property, plant and equipment is computed primarily using the straight-line method over useful lives estimated from 3 to 30 years or over the term of the lease, whichever is shorter. Buildings and improvements are depreciated over 3 to 30 years, machinery and equipment are depreciated over 5 to 10 years and furniture and fixtures are depreciated over 3 years. See Note 3, Property, Plant and Equipment, for additional information.

Goodwill. Effective July 1, 2002, we adopted SFAS No.142, Goodwill and Other Intangible Assets. Under SFAS No.142, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized, but are subject to an annual impairment test. The goodwill balance at June 30, 2006 was $381.2 million. During our annual impairment test in fiscal 2006, we determined that goodwill was not impaired based on a valuation of our reporting units at the April 30, 2006 test date. The valuation took into consideration various factors such as our historical performance, future discounted cash flows, performance of our competitors and overall market conditions.

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

Pre-Production and Development Costs.  We incur pre-production and development costs primarily related to infotainment systems that we develop for automobile manufacturers pursuant to long-term supply agreements. We record certain costs incurred pursuant to these agreements as unbilled costs in accordance with EITF Issue No. 99-5, Accounting for Pre-Production Costs Related to Long-Term Supply Agreements, or the percentage-of-completion method of AICPA Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Unbilled costs at June 30, 2006 were $34.4 million, including $4.2 million of pre-production costs and $30.2 million of costs under development contracts. Unbilled costs reimbursable in the next twelve months total $11.5 million and are recorded in Other current assets. Unbilled costs reimbursable in subsequent years total $22.9 million and are recorded in Other assets. At June 30, 2006, we had fixed assets of $17.8 million for molds, dies and other tools which our customers will eventually purchase and own pursuant to long-term supply contracts.

At June 30, 2005, total unbilled costs were $35.8 million, including $5.2 million of pre-production costs and $30.6 million of costs under development contracts. At June 30, 2005, unbilled costs reimbursable in the next twelve months totaled $11.9 million and were recorded in Other current assets. Unbilled costs reimbursable in subsequent years totaled $23.9 million and were recorded in Other assets.

Purchased and Deferred Software Costs.  Software costs that are related to conceptual formulation and incurred prior to the establishment of technological feasibility are expensed as incurred. Costs incurred to purchase software to be sold as an integral component of a product are deferred until the product is sold. Software development costs incurred subsequent to establishment of technological feasibility and which are considered recoverable by management are deferred in compliance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, and amortized over the product’s life, usually three years. At June 30, 2006, deferred costs were $0.4 million, net of accumulated amortization of $35.2 million. At June 30, 2005, deferred costs were $1.4 million, net of accumulated amortization of $34.2 million. Deferred costs, net, are included in Other assets on the balance sheet. Historically, deferred costs were comprised of costs to acquire or develop automotive infotainment system software.

Income Taxes. Deferred income tax assets or liabilities are computed based on the temporary differences between the financial statement and income tax basis of assets and liabilities using the statutory marginal income tax rate in effect for the years in which the differences are expected to reverse. The deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the expected reversal of the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense is measured by the change in the net deferred income tax asset or liability during the year. We have not made provision for U.S. Federal or foreign withholding taxes on foreign subsidiary undistributed earnings as of June 30, 2006, because such earnings are intended to be permanently invested, with the exception of $500 million in earnings that were repatriated in fiscal 2006 under the American Jobs Creation Act of 2004. It is not practicable to determine the U.S. Federal income tax liability, if any, which would be payable if such earnings were not reinvested indefinitely. Additional information regarding income taxes appears in Note 10, Income Taxes.

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

Derivative Financial Instruments. We are exposed to market risks arising from changes in interest rates, commodity prices and foreign currency exchange rates. We use derivatives in our management of interest rate and foreign currency exposure. We do not utilize derivatives that contain leverage features. On the date that we enter into a derivative that qualifies for hedge accounting the derivative is designated as a hedge of the identified exposure. We document all relationships between hedging instruments and hedged items and assess the effectiveness of our hedges at inception and on an ongoing basis.

For each derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For each derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the period during which the hedged transaction affects earnings. For derivatives that are designated and qualify as hedges of net investments in subsidiaries located outside the United States, the gain or loss is reported in other comprehensive income as a part of the cumulative translation adjustment if the derivative is effective. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. For additional information regarding derivatives, see Note 15, Derivatives.

Interest Rate Management. During the current fiscal year, we had in place interest rate swaps, which were designated as fair value hedges of the underlying fixed rate obligations. The fair value of the interest rate swaps were recorded in other assets or other long-term liabilities with a corresponding increase or decrease in the fixed rate obligations. The changes in the fair value of the interest rate swaps and the underlying fixed rate obligations were recorded as equal and offsetting unrealized gains and losses in interest expense. As of June 30, 2006 all interest rates swaps were terminated in connection with the repurchase of the majority of our senior debt. For additional information, see Note 6, Long-Term Debt and Current Portion of Long-Term Debt.

Foreign Currency Management. The fair value of foreign currency related derivatives is included in the Consolidated Balance Sheet in other current assets and accrued liabilities. The earnings impact of cash flow hedges relating to forecasted purchases of inventory is generally reported in cost of sales to match the underlying transaction being hedged. Unrealized gains and losses on these instruments are deferred in other comprehensive income until the underlying transaction is recognized in earnings. The earnings impact of cash flow hedges relating to the variability in cash flows associated with foreign currency denominated assets and liabilities is reported in cost of sales or other expense depending on the nature of the assets or liabilities being hedged. The amounts deferred in other comprehensive income associated with these instruments generally relate to foreign currency spot-rate to forward-rate differentials that are recognized in earnings when the hedged transaction takes place.

Stock-Based Compensation.  Effective July 1, 2005, we adopted SFAS No. 123R, Accounting for Stock-Based Compensation, using the modified prospective method. Under SFAS No. 123R, our compensation expense is recognized based on the estimated fair value of stock options and similar equity instruments awarded to employees. Prior to fiscal 2006, we accounted for stock-based compensation according to the fair-value method of stock-based compensation per SFAS No. 123, Accounting for Stock-Based Compensation, for all grants made on or after July 1, 2002. As such, an expense based on service attribution recognized in accordance with Financial Accounting Standards Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, and the fair value of stock options granted in fiscal 2005, 2004 and 2003 have been reflected in net income. Stock-based compensation is discussed further in Note 11, Stock Option and Incentive Plan.

Recent Accounting Pronouncements.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the future impact, if any, of the adoption of FIN 48 on our financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect SFAS No. 154 to have a material impact on our consolidated financial statements upon adoption in fiscal 2007.

In April 2005, the FASB issued EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement. EITF No. 06-3 discusses how to present various types of taxes in the income statement (Gross versus Net Presentation). EITF No. 06-3 is effective for reporting periods beginning after December 15, 2006. We are currently evaluating the reporting impact of the adoption of EITF No. 06-3 and do not expect it to have a material impact on our financial statements upon adoption in fiscal 2007.

In December 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 109-2, Accounting and Disclosure Guidance for Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 (the Act) introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. FSP FAS No. 109-2 allows an entity to evaluate the effect of the Act on its plans to reinvest or repatriate foreign earnings for purposes of applying SFAS No. 109, Accounting for Income Taxes, and provides accounting and disclosure guidance for the repatriation provision. During the fiscal year ended June 30, 2006, management approved a plan to repatriate $500 million of cash from our foreign subsidiaries resulting in a $3.4 million tax charge. The $500 million of cash was repatriated during fiscal 2006. See Note 10, Income Taxes.

Note 2   – Inventories

Inventories consist of the following:

	June 30,

($000s omitted)	2006	2005

Finished goods	$147,663	132,426
Work in process	45,954	48,083
Raw materials and supplies	151,340	132,441

Total	$344,957	312,950

Inventories are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method. The valuation of inventory requires us to make judgments and estimates regarding obsolete, damaged or excess inventory as well as current and future demand for our products. The estimates of future demand along with analysis of usage data that we use in the valuation of inventory are the basis for our inventory reserves and have an effect on our results of operations. We calculate inventory reserves using a combination of a lower of cost or market analysis, an analysis of historical usage data, forecast demand data and historical disposal rates. Lower of cost or market analysis is typically applied to those items of inventory that represent a substantial portion of the total value of inventory on-hand. The high-value units typically represent a small percentage of the total inventory items, so identification of obsolescence or valuation reserve requirements for the balance of the inventory on-hand is accomplished using either historical or forecast usage to identify slow-moving or obsolete items.

Note 3   – Property, Plant and Equipment

Property, plant and equipment are composed of the following:

	June 30,

($000s omitted)	2006	2005

Land	$ 11,737	12,085
Buildings and improvements	244,960	213,442
Machinery and equipment	764,969	651,454
Furniture and fixtures	53,187	97,567

	1,074,853	974,548
Less accumulated depreciation and amortization	(552,918)	(482,929)

Property, plant and equipment, net	$ 521,935	491,619

Note 4   – Goodwill

Goodwill was $381.2 million at June 30, 2006 compared with $345.1 million at June 30, 2005. The increase is due primarily to the acquisition of PhatNoise and our investment in a joint venture in Korea in fiscal 2006. Contingent consideration associated with the acquisition of Innovation Systems in a prior fiscal year also contributed to the increase in goodwill. Our SFAS 142 annual impairment test concluded that goodwill was not impaired as of the test date, April 30, 2006. There was no amortization of goodwill in fiscal years 2006, 2005 and 2004 in accordance with SFAS No.142.

In fiscal 2005, goodwill increased $93.4 million, which was mainly due to the acquisition of QNX Software Systems Ltd. This acquisition added $110.1 million to the goodwill balance. The increase in goodwill during 2005 was slightly offset by $15.3 million due to realized acquired deferred tax assets. These pre-acquisition deferred tax assets had not been previously recognized due to uncertainty regarding our ability to utilize the related tax loss carryforwards.

Note 5   – Short-Term Borrowings

At June 30, 2006, we had outstanding short-term borrowings of $1.8 million with a weighted average interest rate of 5.3 percent. The short-term borrowings were under unsecured lines of credit totaling $20.7 million in Japan, China and the UK. We had $2.6 million of outstanding short-term borrowings with a weighted average interest rate of 4.3 percent at June 30, 2005.

Note 6   – Long-Term Debt and Current Portion of Long Term-Debt

Long-term debt is comprised of the following:

	June 30,

($000s omitted)	2006	2005

Senior notes, unsecured, due February 15, 2007 interest due semiannually at 7.125%	$ 13,168	171,154
Senior notes, unsecured, due July 1, 2007 interest due semiannually at 7.32%	16,486	140,000
Carrying value of interest rate hedge	---	7,480
Revolving credit facility	159,900	---
Obligations under capital leases (note 7)	2,555	2,950
Other unsubordinated variable rate loans due through 2016, bearing interest at an average effective rate of 5.00% at June 30, 2006	3,694	9,740

Total	195,803	331,324
Less current installments	(16,337)	(533)

Long-term debt	$ 179,466	330,791

Our long-term debt of $179.5 million at June 30, 2006, consisted of $159.9 million in borrowings under the revolving credit facility and $16.5 million principal amount of 7.32 percent senior notes due July 1, 2007 and $3.1 million of other obligations. Our current portion of long-term debt of $16.3 million consisted of $13.2 million principal amount of 7.125 percent senior notes due February 15, 2007, and $3.1 million of other obligations.

During the fiscal year ended June 30, 2006, we purchased and retired $158 million of our 7.125 percent senior notes due February 2007 at an average premium of 0.895 percent, reducing the outstanding principal amount from $171.2 million at June 30, 2005 to $13.2 million at June 30, 2006 and resulting in an other non-operating expense of $1.6 million. During the fiscal year ended June 30, 2006, we purchased and retired $123.5 million of our 7.32 percent senior notes due July 2007 at an average premium of 1.628 percent, reducing the outstanding principal amount from $140.0 million to $16.5 million and resulting in an other non-operating expense of $2.3 million.

We are a party to a $300 million multi-currency revolving credit facility with a group of banks. This facility expires in June 2010. The interest rate on the revolving rate facility is based upon LIBOR plus 37 to 90 basis points and we pay a commitment fee of 8 to 22.5 basis points. The interest rate spread and commitment fee are determined based upon our interest coverage ratio and senior unsecured debt rating. At June 30, 2006, we had $159.9 million in borrowings under the revolving credit facility and outstanding letters of credit of $6.7 million. Unused availability under the revolving credit facility was $133.4 million at June 30, 2006.

Our long-term debt agreements contain financial and other covenants that, among other things, limit our ability to incur additional indebtedness, restrict subsidiary dividends and distributions, limit our ability to encumber certain assets and restrict our ability to issue capital stock of our subsidiaries. Our long-term debt agreements permit us to pay dividends or repurchase our capital stock without any dollar limitation provided that we would be in compliance with the financial covenants in our revolving credit facility after giving effect to such dividend or repurchase. At June 30, 2006 and 2005, we were in compliance with the terms of our long-term debt agreements.

Weighted average borrowings were $342.0 million, $340.3 million and $453.0 million for fiscal years ended June 30, 2006, 2005 and 2004, respectively. The weighted average interest rate was 7.4 percent, 5.3 percent and 4.6 percent in fiscal years 2006, 2005 and 2004, respectively. Our average interest rate has increased over the last two years. This is due to an increase in the U.S. Dollar denominated short-term LIBOR base rates over this period. The majority of our interest expense is linked to the U.S. Dollar short-term LIBOR rates.

Interest expense is reported net of interest income in our consolidated statement of operations. Gross interest expense was $25.2 million, $18.1 million and $20.7 million for the fiscal years ended June 30, 2006, 2005 and 2004 respectively. Interest income was $12.2 million, $7.6 million and $3.5 million for the fiscal years ended June 30, 2006, 2005 and 2004.

Cash paid for interest was $18.8 million, $10.2 million, and $18.7 million during the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

Long-term debt, including obligations under capital leases, maturing in each of the next five fiscal years is as follows ($000s omitted):

2007	$ 16,337
2008	17,006
2009	540
2010	160,463
2011	486
Thereafter	971

Note 7   – Leases

The following analysis represents property under capital leases:

	June 30,

($000s omitted)	2006	2005

Capital lease assets	$6,680	13,009
Less accumulated amortization	(4,151)	(5,687)

Net	$2,529	7,322

At June 30, 2006, we are obligated for the following minimum lease commitments under terms of noncancelable lease agreements:

	Capital	Operating
($000s omitted)	leases	leases

2007	$ 500	$39,966
2008	507	38,677
2009	495	31,320
2010	497	24,955
2011	399	17,755
Thereafter	390	14,253

Total minimum lease payments	2,788	$166,926

Less interest	(233)

Present value of minimum lease payments	$ 2,555

Operating lease expense was $42.0 million, $50.1 million and $65.4 million for the years ended June 2006, 2005 and 2004, respectively.

Note 8   – Fair Value of Financial Instruments

The estimated fair value of our financial instruments was determined using market information. The fair values of cash and cash equivalents, investments, receivables, accounts payable, accrued liabilities and short-term borrowings approximate their carrying values due to the short-term nature of these items.

Fair values of long-term debt are based on market prices where available. When quoted market prices are not available, fair values are estimated using discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements.

The carrying value and fair value of long-term debt were $195.8 million and $196.1 million, respectively, at June 30, 2006.

Note 9   – Warranty Liabilities

Details of the estimated warranty liability are as follows:

	Years Ended June 30,

($000s omitted)	2006	2005

Beginning balance	$48,582	40,745
Warranty provisions	55,925	49,919
Warranty payments (cash or in-kind)	(43,739)	(42,082)

Ending balance	$60,768	48,582

The warranty liabilities are included in accrued liabilities.

Note 10   – Income Taxes

The tax provisions and analysis of effective income tax rates are comprised of the following items:

	Years Ended June 30,

($000s omitted)	2006	2005	2004

Provision for Federal income taxes before credits at statutory rate	$ 131,665	117,368	79,632
State income taxes	211	984	8
Difference between Federal statutory rate and foreign effective rate	(2,401)	(8,551)	(2,311)
Dividend repatriation	3,350	---	---
IRS settlement	(1,081)	---	---
Permanent differences	(524)	(4,224)	707
Tax benefit from export sales	(2,186)	(2,116)	(4,777)
Loss on foreign investment	---	---	(1,910)
Change in valuation allowance	61	544	1,423
Change in other tax liabilities	(2,611)	(2,210)	(1,277)
Reduction in deferred asset due to tax rate changes in foreign jurisdiction	---	3,429	---
Difference between Federal and financial accounting for incentive stock option grants	853	895	752
Federal income tax credits	(5,168)	(3,600)	(3,000)
Other	(292)	(30)	390

Total	$ 121,877	102,489	69,637

We recorded a net release of tax contingency reserves of $2.6 million for the fiscal year ended June 30, 2006 related to a favorable U.S. tax settlement.

Income tax expense (benefit) consists of the following:

	Years Ended June 30,

($000s omitted)	2006	2005	2004

Current:
Federal	$(3,692)	5,226	1,216
State	325	275	362
Foreign	134,610	104,658	77,601

	131,243	110,159	79,179

Deferred:
Federal	(47,105)	(80,183)	(7,912)
State	---	709	(343)
Foreign	(7,754)	(2,302)	(11,106)

	(54,859)	(81,776)	(19,361)

Charge in lieu of taxes attributable to tax benefit from employee stock options	45,493	74,106	9,819

Total	$121,877	102,489	69,637

Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities and available tax loss and credit carryforwards.

The following deferred taxes are recorded:

Assets/(liabilities)

	June 30,

($000s omitted)	2006	2005

Federal net operating loss carryforwards	$31,087	36,356
Federal tax credits	26,515	10,782
Inventory costing differences	8,350	7,056
Capitalized research and development	45,659	34,573
Foreign net operating loss carryforwards	13,727	15,802
Non-qualified stock options – GAAP deductions	10,441	7,934
Valuations and other allowances	63,550	32,351

Total gross deferred tax asset	$199,329	144,854
Less valuation allowance	(3,674)	(3,613)

Deferred tax asset	$195,655	141,241

Total gross deferred tax liability from fixed asset depreciation	$(7,327)	(9,096)
Foreign statutory accounting including royalty payments	(15,148)	(12,469)

Total gross deferred tax liability	$(22,475)	(21,565)

Net deferred tax asset	$173,180	119,676

We have Federal research credit, alternative minimum tax credit and foreign income tax credit carryforwards valued at $14.1 million, $1.5 million and $11.0 million, for the fiscal years 2006, 2005, and 2004, respectively. The research credit carryforward will begin to expire in 2021. The alternative minimum tax credit does not expire. The foreign tax credit will expire in 2016. We have U.S. Federal net operating loss carryforwards of $88.8 million that will expire in 2026. Additionally, we have an Austrian net operating loss carryforward of $24.4 million that will not expire and other foreign net operating loss carryforwards of $21.2 million that begin to expire in 2009. A valuation allowance has been established for certain of the foreign net operating loss carryforwards. Management believes the results of future operations will generate sufficient taxable income to realize the net deferred tax asset.

The American Jobs Creation Act (“AJCA”) provided a deduction of 85 percent on certain non-U.S. earnings that were repatriated prior to our most recent fiscal year end. We repatriated $500 million from our German operations to the United States during fiscal 2006. The total tax expense related to the repatriation was $3.4 million.

Cash paid for Federal, state and foreign income taxes was $135.7 million, $130.3 million and $8.5 million, during fiscal years ended June 30, 2006, 2005 and 2004, respectively.

Accrued income taxes payable were $116.5 million and $105.9 million as of June 30, 2006 and 2005, respectively. The deferred tax asset is recorded in other current assets and other assets on the balance sheet.

During the fiscal year ended June 30, 2006, we generated income before income taxes of $47.5 million from our operations in the United States and $328.7 million from our international operations.

Note 11   – Stock Option and Incentive Plan

On June 30, 2006, we had one share-based compensation plan with shares available for future grants, the 2002 Option Plan, which is described below. The compensation expense for share-based compensation was $16.6 million, $14.3 million and $10.9 million for the years ended June 30, 2006, 2005 and 2004, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $4.8 million, $4.1 million and $3.2 million for the years ended June 30, 2006, 2005 and 2004, respectively.

Option Plan

Our 2002 Option Plan, which was approved by our shareholders, permits the grant of stock options, stock appreciation rights and restricted stock for up to 6,000,000 shares of our common stock. These shares may be issued as original issuances, treasury shares or a combination of both. We believe that such awards better align the interests of our employees with those of our shareholders. Option awards are granted with an exercise price equal to the market price of our stock on the date of the grant. The option awards generally vest over five years of continuous service commencing one year from the date of the grant, and expire after ten years. At June 30, 2006, a total of 4,186,392 shares of Common Stock were available for grant under the 2002 Plan.

A grant of restricted stock involves the immediate transfer of ownership of a specified number of shares of Common Stock with a “substantial risk of forfeiture” for a period of at least three years. The participant that receives a restricted stock grant is entitled immediately to voting, dividend and other share ownership rights associated with the restricted stock. At June 30, 2006, a total of 37,000 shares of Restricted Common Stock were granted pursuant to the terms of the 2002 Plan.

Stock appreciation rights allow the holders to receive a predetermined percentage of the spread between the option price and the fair market value of the shares on the date of exercise. A performance unit is the equivalent of $100 and is awarded for the achievement of specified management objectives as a condition to the payment of the award. The performance period will not be less than three years. No stock appreciation right or performance unit grants have been made under the 2002 Plan.

We also have options outstanding under our 1992 Plan. Shares under the 1992 Plan can be issued as original issuances or treasury shares or a combination of both. Options to purchase 1,746,670 shares with expiration dates ranging from September 5, 2006 to November 8, 2012 are outstanding under our 1992 Plan. The 1992 Plan was approved by our shareholders and had no shares available for grant on June 30, 2006.

Adoption of SFAS No. 123R

Effective July 1, 2005, we adopted SFAS No. 123R, Accounting for Stock-Based Compensation, using the modified prospective method. Under SFAS No. 123R, our compensation expense is recognized based on the estimated fair value of stock options and similar equity instruments awarded to employees. The effect of adopting SFAS No. 123R was not material to our income from continuing operations and net income for the year ended June 30, 2006, and the cumulative effect of adoption using the modified-prospective method was similarly not material. Prior to fiscal 2006, we have been recording compensation expense associated with stock options in accordance with SFAS No. 123 since July 1, 2002. The primary impact of SFAS No. 123R was on our disclosure and certain calculations as we now are required to use estimated forfeitures rather than actual forfeitures as we had prior to the adoption of SFAS No. 123R.

Prior to the adoption of SFAS No. 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS No. 123R requires the cash flows related to tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Accordingly, we have classified the $45.5 million excess tax benefit realized in the year ended June 30, 2006 as cash flow from financing activity in the accompanying consolidated statements of cash flows.

FASB issued FSP No. FAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, on November 10, 2005. We elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

Fair Value Determination

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions noted in the following table.

	Years ended June 30,

	2006	2005	2004

Expected volatility	35.0% -43.0%	41.0%	41.0%
Weighted-average volatility	38.7%	41.0%	41.0%
Expected annual dividend	$0.05	$0.05	$0.05
Expected term (in years)	1.90 – 8.33	6.13	6.17
Risk-free rate	4.05% – 5.24%	3.69%	3.29%

Groups of option holders (directors, executives and non-executives) that have similar historical behavior are considered separately for valuation purposes. Expected volatilities are based on historical closing prices of our common stock over the expected option term. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived using the option valuation model and represents the estimated period of time from the date of grant that the option is expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock Option Activity

A summary of option activity under our stock option plans as of June 30, 2006 and changes during the year is presented below:

	Shares	Weighted average exercise price	Weighted average remaining contractual term(years)	Aggregate intrinsic value

Outstanding at July 1, 2005	4,624,000	$ 32.09

Granted	673,000	83.65
Exercised	(1,693,000)	19.80
Forfeited or expired	(304,000)	52.14

Outstanding at June 30, 2006	3,300,000	47.04	6.40	$ 132,326

Exercisable at June 30, 2006	1,523,000	$ 24.14	4.65	$ 94,096

The weighted-average grant-date fair value of options granted during the years ended June 30, 2006, 2005 and 2004 was $31.87, $45.49 and $26.72, respectively. The total intrinsic value of options exercised during the years ended June 30, 2006, 2005 and 2004 was $147.2 million, $231.7 million and $41.8 million, respectively.

A summary of the status of our nonvested restricted stock shares as of June 30, 2006 and changes during the year ended June 30, 2006, is presented as follows:

		Weighted average
		grant-date
	Shares	fair value

Nonvested at July 1, 2005	---	---
Granted	37,000	$85.36
Vested	---	---
Forfeited	---	---

Nonvested at June 30, 2006	37,000	$85.36

As of June 30, 2006, there was $2.2 million of total unrecognized compensation cost related to nonvested restricted share-based compensation arrangements granted under the plan. The weighted average recognition period is 2.61 years. No restricted shares vested in the years ended June 30, 2006, 2005 and 2004.

Pro Forma Disclosure

We adopted SFAS No. 123R in July 2005 and SFAS No. 123 in July 2002. Prior to fiscal 2003, we accounted for expense under the stock option plans according to the provisions of APB No. 25 and related interpretations. During fiscal 2004 and 2005 under SFAS No. 123, options granted in fiscal years prior to fiscal 2003 were accounted for using the intrinsic value method as described in APB No. 25, Accounting for Stock Issued to Employees. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, to all of our outstanding and unvested awards in fiscal 2004 and 2005. For fiscal 2006 we expensed all options under SFAS No. 123R.

	Years Ended June 30,

($000s omitted except per share amounts)	2005	2004 (a)

Reported net income	$232,848	157,883
Add: Stock based employee compensation expense included in reported net income, net of tax	10,345	7,906
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	11,449	9,802

Net income, pro forma	$231,744	155,987

Basic earning per share, as reported	$3.47	2.40
Basic earnings per share, pro forma	3.45	2.37

Diluted earnings per share, as reported	$3.31	2.27
Diluted earnings per share, pro forma	3.29	2.24

(a)  Basic and diluted earnings per share have been adjusted to reflect the two-for-one stock split in November 2003.

Note 12 – Pension and Other Postretirement Benefits

We provide a Retirement Savings Plan for certain employees in the United States. Under the plan, employees may contribute up to 50 percent of their pretax compensation subject to certain limitations. Each business unit will make a safe harbor non-elective contribution in an amount equal to three percent of a participant’s eligible contribution. Upon approval of the Board of Directors, each business unit may make a matching contribution of up to three percent (50 percent on the first six percent of an employee’s tax-deferred contribution) and a profit sharing contribution. Matching and profit sharing contributions vest at a rate of 25 percent for each year of service with the employer, beginning with the second year of service. Expenses related to the Retirement Savings Plan for the years ended June 30, 2006, 2005 and 2004 were $13.3 million, $11.6 million and $10.1 million, respectively.

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

The accumulated benefit obligation for the defined benefit pension plans was $49.1 million at June 30, 2006 and $43.8 million at June 30, 2005. The accumulated benefit obligation is the actuarial present value of benefits attributed to employee services rendered to date excluding assumptions about future compensation levels.

At June 30, 2006, the defined benefit pension plan assets were invested in equity securities. During fiscal 2007, our business units outside of the United States expect to contribute an immaterial amount to the defined benefit pension plans. The benefits that we expect to pay in each fiscal year from 2007 to 2011 are $1.5 million, $2.4 million, $1.8 million,  $1.9 million and $2.0 million, respectively. The aggregate benefits that we expect to pay in the five fiscal years from 2012 to 2016 are $11.3 million.

Other postretirement benefits. We have an unfunded Supplemental Executive Retirement Plan (“SERP”) that provides retirement, death and termination benefits, as defined, to certain key executives designated by the Board of Directors. The accumulated benefit obligation for the SERP was $50.2 million at June 30, 2006 and $43.9 million at June 30, 2005.

Our expenses related to the SERP for the years ended June 30, 2006, 2005 and 2004 were $6.5 million, $6.3 million and $4.4 million, respectively. The benefits that we expect to pay in each fiscal year from 2007 to 2011 are $2.2 million, $3.8 million, $3.8 million, $3.8 million and $3.8 million, respectively. The aggregate benefits we expect to pay in the five fiscal years from 2012 to 2016 are $22.8 million.

The following is a reconciliation of the benefit obligations, plan assets and funded status of the plans as well as the amounts recognized on the balance sheet:

	Pension benefits			Other postretirement benefits

June 30, ($000s omitted)		2006	2005	2006	2005

Change in benefit obligation:
Benefit obligation at beginning of year		$45,402	37,952	48,244	34,767
Service cost		1,126	1,180	1,553	1,503
Interest cost		1,889	2,047	2,465	2,356
Amendments		---	(677)	2,380	1,114
Actuarial (gain) loss		(1,508)	6,947	(938)	9,213
Asset transfer		3,423	---	---	---
Benefits paid		(1,694)	(1,358)	(1,037)	(709)
Foreign currency exchange rate changes		2,754	(689)	---	---

Benefit obligation at end of year		$51,392	45,402	52,667	48,244

Change in plan assets:
Fair value of assets at beginning of year		$2,159	1,782	---	---
Actual return on plan assets		302	317	---	---
Asset transfer		(409)	---	---	---
Employer contributions		22	74	1,037	709
Benefits paid		---	---	(1,037)	(709)
Foreign currency exchange rate changes		122	(14)	---	---

Fair value of assets at end of year		$2,196	2,159	---	---

Reconciliation of funded status:
Funded status		$(49,196)	(43,243)	(52,667)	(48,244)
Unrecognized prior service cost		---	---	7,100	5,449
Unrecognized net loss		3,083	4,854	19,812	22,500

Accrued pension cost		$(46,113)	(38,389)	(25,755)	(20,295)

Amounts recognized on the balance sheet:
Other current assets	$	---	387	---	---
Accrued liabilities		(46,934)	(42,540)	(50,202)	(43,891)
Other assets		---	---	7,100	5,449
Accumulated other comprehensive income		821	3,764	17,347	18,147

Accrued pension cost		$(46,113)	(38,389)	(25,755)	(20,295)

Presented below are the components of net periodic pension and other postretirement benefit costs for fiscal years ending June 30, 2006, 2005 and 2004:

	Pension benefits			Other postretirement benefits

($000s omitted)	2006	2005	2004	2006	2005	2004

Components of net periodic benefit cost:
Service cost	$1,126	1,180	999	1,553	1,503	1,274
Interest cost	1,889	2,047	1,827	2,465	2,356	1,618
Expected return on plan assets	(99)	(330)	(176)	---	---	---
Amortization of prior service cost	---	(676)	304	728	693	764
Amortization of net loss	252	106	2,529	1,751	1,778	708

Net periodic benefit cost	$3,168	2,327	5,483	6,497	6,330	4,364

The following table presents the assumptions used to determine our benefit obligations and net periodic pension and other postretirement benefit costs:

	Pension benefits			Other postretirement benefits

June 30,	2006	2005	2004	2006	2005	2004

Assumptions:
Weighted average used to determine benefit obligations at June 30:
Discount rates for pension plans may vary between foreign subsidiaries	4.6% to 4.75%	4.2% to 4.75%	5.0% to 5.5%	6.25%	5.1%	6.2%
Rate of compensation increase for pension plans may vary between foreign subsidiaries	2.0% to 3.0%	2.0% to 3.0%	2.0% to 4.5%	4.0%	4.0%	4.0%
Weighted average used to determine net periodic benefit cost at June 30:
Discount rates for pension plans may vary between foreign subsidiaries	4.6% to 4.75%	4.2% to 4.75%	5.0% to 5.5%	5.1%	6.2%	5.9%
Expected long-term return on plan assets	5.5%	5.5%	5.5%	---	---	---
Rate of compensation increase for pension plans may vary between foreign subsidiaries	2.0% to 3.0%	2.0% to 3.0%	2.0% to 4.5%	4.0%	4.0%	4.0%

We rely on historical long-term rates of return by asset class, the current long-term U.S. Treasury bond rate, and the current and expected asset allocation strategy to determine the expected long-term rate of return assumptions. The discount rate used for our pension benefits are primarily based on yields for German federal bonds and Euro denominated bonds provided by Deutsche Bundesbank. The discount rate for other postretirement benefits was derived based on the anticipated cash flow of the plan and the spot yields on corporate bonds published in the Citigroup Pension Liability Index as of June 30, 2006. The rates used represent the single rate which produces the same percent value of cash flow as the bond yield curve in the Index.

Note 13– Business Segment Data

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

Our Automotive segment designs, manufactures and markets audio, electronic and infotainment systems for vehicle applications primarily to be installed as original equipment by automotive manufacturers. Our automotive products and systems are marketed worldwide under brand names including JBL, Infinity, Harman/Kardon, Becker, Logic 7 and Mark Levinson. Our premium branded audio, video, navigation and infotainment systems are offered to automobile manufacturers through engineering and supply agreements.

Net sales to DaimlerChrysler accounted for approximately 24.9 percent, 25.5 percent and 28.5 percent of consolidated net sales for the years ended June 30, 2006, 2005 and 2004, respectively. Accounts receivable due from DaimlerChrysler accounted for 19.5 percent and 21.7 percent of total consolidated accounts receivable at June 30, 2006 and 2005, respectively.

Net sales to BMW accounted for approximately 10.0 percent, 10.9 percent and 12.8 percent of consolidated net sales for the years ended June 30, 2006, 2005 and 2004, respectively. Accounts receivable due from BMW accounted for 6.7 percent and 8.2 percent of total consolidated accounts receivable at June 30, 2006 and 2005, respectively.

Our Consumer segment designs, manufactures and markets audio, video and electronic systems for home, computer and multimedia applications. Our Consumer home products and systems are marketed worldwide under brand names including JBL, Infinity, Harman/Kardon, Lexicon, Mark Levinson and Revel. Our audio and electronic products are offered through audio/video specialty and retail chain stores. Our branded audio products for computer and multimedia applications are focused on retail customers with products designed to enhance sound for computers, Apple’s iPod and other music control players.

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

The following table reports net sales, operating income (loss), assets, goodwill, capital expenditures and depreciation and amortization by each reporting segment:

	Years Ended June 30,

($000s omitted)	2006	2005	2004

Net sales:
Automotive	$2,236,379	2,125,566	1,873,047
Consumer	494,230	418,347	356,611
Professional	517,288	486,976	481,716

Total	$3,247,897	3,030,889	2,711,374

Operating income (loss):
Automotive	$337,746	348,077	308,923
Consumer	49,862	26,715	(13,029)
Professional	59,278	45,498	9,892
Other	(49,645)	(69,309)	(51,321)

Total	$397,241	350,981	254,465

Assets:
Automotive	$1,454,846	1,445,943	1,214,768
Consumer	279,045	233,482	208,254
Professional	291,155	250,931	269,812
Other	329,615	256,847	295,976

Total	$2,354,661	2,187,203	1,988,810

Goodwill:
Automotive	$301,499	270,695	176,938
Consumer	35,531	30,782	30,903
Professional	44,189	43,594	43,881

Total	$381,219	345,071	251,722

Capital expenditures:
Automotive	$105,544	138,373	107,448
Consumer	8,549	8,037	7,895
Professional	15,492	24,035	19,838
Other	963	1,881	312

Total	$130,548	172,326	135,493

Depreciation and amortization:
Automotive	$99,261	87,445	69,650
Consumer	11,490	9,602	18,215
Professional	17,181	19,073	15,706
Other	2,017	2,545	2,461

Total	$129,949	118,665	106,032

Other primarily includes activity related to our corporate accounts.

Below we present sales, long-lived assets and net assets by geographic area as of and for the years ended June 30, 2006, 2005 and 2004. Net sales are attributable to geographic areas based upon the location of the business unit executing the sale.

	Years Ended June 30,

($000s omitted)	2006	2005	2004

Net sales:
U.S.	$708,564	633,780	645,762
Germany	1,415,871	1,335,720	1,149,862
Other Europe	578,401	573,133	468,222
Other	545,061	488,256	447,528

Total	$3,247,897	3,030,889	2,711,374

Long-lived assets:
U.S.	$383,406	303,806	244,658
Germany	444,063	412,979	402,330
Other Europe	113,288	118,651	114,639
Other	164,547	168,474	23,148

Total	$1,105,304	1,003,910	784,775

Net Assets
U.S.	$385,096	23,706	176,847
Germany	353,572	632,383	462,439
Other Europe	276,738	211,759	194,724
Other	212,758	193,100	40,986

Total	$1,228,164	1,060,948	874,996

Note 14– Commitments and Contingencies

At June 30, 2006, we were involved in several legal actions. The outcome of these legal actions cannot be predicted with certainty. However, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial position or results of operations. In fiscal 2005, we recorded a $6 million liability for probable unasserted claims. There was no change in the status of these claims at June 30, 2006. As such, this amount continues to be accrued at June 30, 2006.

At June 30, 2006, our Board of Directors had authorized the repurchase of a total of up to 20 million shares of common stock. Through June 30, 2006, we had acquired and placed in treasury 16,690,182 shares of our common stock at a total cost of $510.8 million. We expect future share repurchases to be funded primarily with cash generated by operations.

Note 15– Derivatives

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

At June 30, 2006, we had contracts designated as foreign currency cash flow hedges maturing through June 2007 to sell Euros and purchase US Dollars of approximately $67.5 million to hedge future foreign currency purchases. At June 30, 2006, the amount associated with these hedges that is expected to be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months is a loss of approximately $3.3 million. This amount also represents the fair market value of foreign currency forward contracts at June 30, 2006. In fiscal 2006, we recognized approximately $6.1 million in net gains from cash flow hedges of forecasted foreign currency transactions compared to $2.7 million in net losses during fiscal 2005.

The swap contracts to effectively convert interest on $140 million of the principal amount of our 7.32 percent senior notes due July 1, 2007, from a fixed rate to a floating rate, were terminated in June 2006 in conjunction with our tender offer for the 7.32 percent senior notes, resulting in a net loss recorded of $0.8 million.

The swap contracts to effectively convert interest on $170 million of the principal amount of our 7.125 percent senior notes due February 15, 2007, from a fixed rate to a floating rate, were terminated in June 2006 in conjunction with our tender offer for the 7.125 percent notes, resulting in a net loss recorded of $0.3 million.

As of June 30, 2006, we had contracts maturing through June 2007 to purchase and sell the equivalent of $31.6 million of various currencies to hedge foreign currency denominated loans to foreign subsidiaries. These loans are of a long-term investment nature and are not designated as cash flow hedges. Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans. At June 30, 2006, the market value on these contracts was a net loss of $0.6 million.

Note 16 – Acquisitions

In July 2005, we acquired PhatNoise, Inc. located in Los Angeles, California. PhatNoise develops integrated digital media systems for the automotive environment. The acquisition of PhatNoise is not material to our consolidated financial statements.

In November 2004, we acquired QNX Software Systems Ltd, which is headquartered in Ottawa, Canada. QNX is a provider of real time operating system software, development tools, and services for embedded design systems. Our infotainment systems utilize the QNX operating system. The acquisition allows the optimization of our software by fully integrating the operating system, the basic framework and the applications. The purchase price, net of cash acquired, was $139 million. Approximately $110 million was allocated to goodwill and $5 million was allocated to amortizable intangibles.

Note 17 – Investment in Joint Venture

In October 2005, we formed Harman Navis Inc., a joint venture located in Korea, to engage in the design and development of navigation systems for Asian markets. We evaluated the joint venture agreement under FIN No. 46R, Consolidation of Variable Interest Entities, and determined that the newly formed joint venture was a variable interest entity requiring consolidation. We own a 50 percent equity interest in the joint venture. We are not obligated to fund any joint venture losses. At June 30, 2006, the net assets of the joint venture were approximately $19 million. The minority interest is approximately $3 million. Our investment in this joint venture is not material to our consolidated financial statements.

Note 18– Earnings Per Share Information

	Years Ended June 30,

($000s omitted except per share amounts)	2006		2005		2004

	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income	$255,295	255,295	232,848	232,848	157,883	157,883

Shares of common stock outstanding	66,260	66,260	67,120	67,120	65,779	65,779
Employee stock options	---	1,845	---	3,279	---	3,708

Total average equivalent shares	66,260	68,105	67,120	70,399	65,779	69,487

Earnings per share	$3.85	3.75	3.47	3.31	2.40	2.27

For all periods presented, share and per share amounts have been restated to reflect the two-for-one stock split in November 2003.

Certain options were outstanding and not included in the computation of diluted net earnings per share because the assumed exercise of these options would have been antidilutive. Options to purchase 867,808 shares of our common stock with exercise prices ranging from $75.22 to $126.94 per share at June 30, 2006 were outstanding and not included in the computation of diluted earnings per share because the exercise of these options would have been antidilutive.

Options to purchase 385,275 shares of our common stock with exercise prices ranging from $75.22 to $126.94 per share were not included at June 30, 2005; options to purchase 498,889 shares with exercise prices ranges from $50.03 to $75.22 per share were not included at June 30, 2004, in each case because the exercise of these options would have been antidilutive.

Note 19 – Quarterly Summary of Operations (unaudited)

The following is a summary of operations by quarter for fiscal 2006 and 2005:

($000s omitted except per share amounts)	Three months ended

Fiscal 2006	September 30	December 31	March 31	June 30

Net sales	$754,648	832,645	801,487	859,117
Gross profit	$266,295	305,769	281,617	298,889
Net income	$53,967	72,535	64,026	64,767
Earnings per share – basic	$0.82	1.10	0.96	0.97
Earnings per share – diluted	$0.79	1.07	0.94	0.95

Fiscal 2005

Net sales	$691,706	788,587	742,564	808,032
Gross profit	$221,399	278,490	249,992	281,821
Net income	$33,672	65,425	63,516	70,235
Earnings per share – basic	$0.51	0.97	0.94	1.05
Earnings per share – diluted	$0.48	0.92	0.90	1.01

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Under the supervision and with the participation of our management, including our Executive Chairman, Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10‑K. Based on that evaluation, our Executive Chairman, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions.

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

Item 9B.  Other Information

None.

Part III

Item 10.  Directors and Executive Officers of the Registrant

Certain information required by Part III, Item 10 with respect to our directors is incorporated by reference to the information included under the caption “Proposal for Election of Directors” in our Proxy Statement for the 2006 Annual Meeting of Shareholders. Information required by Item 10 with respect to our executive officers is included in Part I of this report.

The information required by Part III, Item 10 with respect to compliance with Section 16 of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the information included under the caption “Section16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2006 Annual Meeting of Shareholders.

The information required by Part III, Item 10 with respect to our audit committee and our audit committee financial expert is set forth in our Proxy Statement for the 2006 Annual Meeting of Shareholders in the first paragraph under the caption “The Board, its Committees and its Compensation –Audit Committee,” which paragraph is incorporated herein by reference.

The information required by Part III, Item 10 with respect to our Code of Ethics for Executive and Financial Officers and Directors is posted on our website at www.harman.com in the Investor Relations section under Corporate Governance – “Code of Ethics for Senior Management and the Board.” We will post information regarding any amendment to, or waiver from, our Code of Ethics for Executive and Financial Officers and Directors on our website in the Investor Relations section under Corporate Governance.

Item 11.  Executive Compensation

The information required by Part III, Item 11 is incorporated by reference to the information provided under the captions “Compensation of Executive Officers” and “The Board, its Committees and its Compensation – Director Compensation” in our Proxy Statement for the 2006 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Part III, Item 12 is incorporated by reference to the information provided under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the 2006 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions

The information required by Part III, Item 13 is incorporated by reference to the information provided under the caption “Compensation of Executive Officers – Certain Relationships and Related Transactions” in our Proxy Statement for the 2006 Annual Meeting of Shareholders.

Item 14.  Principal Accountant Fees and Services

The information required by Part III, Item 14 with respect to the fees and services of KPMG LLP, our independent auditor, is incorporated by reference to the information included under the caption “Independent Auditor” in our Proxy Statement for the 2006 Annual Meeting of Shareholders.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

We will furnish you, without charge, a copy of any exhibit upon written request. Written requests to obtain any exhibit should be sent to the Company’s Secretary at 8500 Balboa Boulevard, Northridge, California 91329.

The following consolidated financial statements are filed as part of this report under “Part II, Item 8 – Financial Statements and Supplementary Data”:

	Financial Statements:	Page

	Management’s Report on Internal Control over Financial Reporting	32
	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	33
	Report of Independent Registered Public Accounting Firm	34
	Consolidated Balance Sheets as of June 30, 2006 and 2005	35
	Consolidated Statements of Operations for the years ended June 30, 2006, 2005 and 2004	36
	Consolidated Statements of Cash Flows for the years ended June 30, 2006, 2005 and 2004	37
	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended June 30, 2006, 2005 and 2004	38
	Notes to Consolidated Financial Statements.	39

	Financial Statement Schedules:
	Schedule II - Consolidated Valuation and Qualifying Accounts and Reserves.	66
	(Schedules I, III, IV and V are not applicable and have therefore been omitted.)

	Exhibits:
3.1

Restated Certificate of Incorporation of the Company, as amended. (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, Commission File No. 001-09764, and hereby incorporated by reference)

3.2

By-Laws of the Company, as amended, dated June 10, 2004. (filed as Exhibit 3.2 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2004, Commission File No. 001-09764, and hereby incorporated by reference)

4.3

Rights Agreement, dated as of December 13, 1999, between the Company and ChaseMellon Shareholder Services, L.L.C., as rights agent (including a Form of Certificate of Designation of Series A Junior Participating Preferred Stock, a Form of Right Certificate and a Summary of Rights to Purchase Preferred Stock). (filed as Exhibit 4.1 to the Form 8‑A filed with the Commission on December 16, 1999, Commission File No. 001-09764, and hereby incorporated by reference)

4.4

Certificate of Designation of Series A Junior Participating Preferred Stock of the Company, dated January 11, 2000. (filed as Exhibit 4.3 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000, Commission File No. 001-09764, and hereby incorporated by reference)

10.1

Amended and Restated Multi-Currency, Multi-Option Credit Agreement, dated June 22, 2006, among the Company, Harman Holding GmbH & Co. KG and the several lenders and agents from time to time parties thereto. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on June 26, 2006, Commission File No. 001-09764, and hereby incorporated by reference)

10.2

Guarantee, dated June 22, 2006, in favor of JPMorgan Chase Bank, N.A., as administrative agent for the several banks and other financial institutions or entities from time to time parties to the Amended and Restated Multi-Currency, Multi-Option Credit Agreement, dated as of June 22, 2006. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on June 26, 2006, Commission File No. 001-09764, and hereby incorporated by reference)

10.3

Share Purchase Agreement, dated October 26, 2004, among Harman Canada Co. and certain shareholders of QNX Software Systems Ltd. (filed as Exhibit 10-1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, Commission File No. 001-09764, and hereby incorporated by reference)

10.4

Harman International Industries, Incorporated 1992 Incentive Plan, as amended and restated. (filed as Exhibit B to the Company’s 1999 Proxy Statement, Commission File No. 001-09764, and hereby incorporated by reference) **

10.5	Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive Plan. ** +

10.6

Form of Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan Nonqualified Stock Option Agreement for Non-Officer Directors. (filed as Exhibit 10.11 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005, Commission File No. 001-09764, and hereby incorporated by reference)  **

10.7

Form of Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan Incentive Stock Option Agreement for Officers and Key Employees. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on August 22, 2005, Commission File No. 001-09764, and hereby incorporated by reference) **

10.8

Form of Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan Nonqualified Stock Option Agreement for Officers and Key Employees. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on August 22, 2005, Commission File No. 001-09764, and hereby incorporated by reference) **

10.9

Form of Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan Restricted Stock Agreement for Officers and Key Employees. (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on August 22, 2005, Commission File No. 001-09764, and hereby incorporated by reference) **

10.10

Form of Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan Restricted Share Unit Agreement for Officers and Key Employees. (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on August 15, 2006, Commission File No. 001-09764, and hereby incorporated by reference) **

10.11

Harman International Industries, Incorporated 2002 Key Executive Officers Bonus Plan. (filed as Exhibit A to the Company’s 2002 Proxy Statement, Commission File No. 001-09764, and hereby incorporated by reference) **

10.12

Harman International Industries, Incorporated Supplemental Executive Retirement Plan, as amended and restated as of October 1, 1999. (filed as Exhibit 10.27 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000, Commission File No. 001-09764, and hereby incorporated by reference) **

10.13

Amendment No. 1 to the Harman International Industries, Incorporated Supplemental Executive Retirement Plan, dated September 24, 2002. (filed as Exhibit 10.5 to the Quarterly Report on Form 10‑Q for the quarter ended December 31, 2002, Commission File No. 001-09764, and hereby incorporated by reference) **

10.14	Form of Benefit Agreement under the Supplemental Executive Retirement Plan. ** +

10.15

Harman International Industries, Inc. Deferred Compensation Plan, effective June 1, 1997. (filed as Exhibit 4 to the Registration Statement on Form S-8 (Reg. No. 333-28793) filed with the Commission June 9, 1997, and hereby incorporated by reference) **

10.16

Amendment No. 1 to the Harman International Industries, Inc. Deferred Compensation Plan dated October 1, 1999. (filed as Exhibit 10.46 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000, Commission File No. 001-09764, and hereby incorporated by reference) **

10.17

Amendment No. 2 to the Harman International Industries, Inc. Deferred Compensation Plan, effective December 16, 2003. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, Commission File No. 001-09764, and hereby incorporated by reference) **

10.18

Employment Agreement between Harman Management GmbH and Helmut Schinagel (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on August 15, 2006, Commission File No. 001-09764, and hereby incorporated by reference) **

10.19	Letter Agreement, dated June 3, 2005, between Harman International Industries, Incorporated and Kevin L. Brown **+

10.20

Employment Agreement between the Company and Dr. Erich A. Geiger, effective as of July 1, 2003. (filed as Exhibit 10.27 to the Annual Report on form 10-K for the fiscal year ended June 30, 2003, Commission File No. 001-09764, and hereby incorporated by reference) **

10.21

Amendment to Employment Agreement between the Company and Dr. Erich A. Geiger,effective as of August 1, 2004. (filed as Exhibit 10.24 to the Annual Report on form 10-K for the fiscal year ended June 30, 2004, Commission File No. 001-09764, and hereby incorporated by reference) **

10.22

Employment Agreement between the Company and William S. Palin, dated as of October 24, 2003. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, Commission File No. 001-09764, and hereby incorporated by reference) **

10.23

Form of Severance Agreement between the Company and each of Sidney Harman, Bernard A. Girod, and Kevin L. Brown. (filed as Exhibit 10.71 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000, Commission File No. 001-09764, and hereby incorporated by reference) **

10.24

Letter Agreement, dated April 24, 2006, between Harman International Industries, Incorporated and Douglas A. Pertz. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on April 28, 2006, Commission File No. 001-09764, and hereby incorporated by reference) **

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

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED

Date: September 6, 2006	By:	/s/ Bernard A. Girod

Bernard A. Girod
Vice Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Harman International on September 6, 2006 in the capacities indicated below.

/s/ Sidney Harman	Executive Chairman of the Board

Sidney Harman

/s/ Bernard A. Girod	Vice Chairman of the Board and Chief Executive Officer

Bernard A. Girod	(Principal Executive Officer)

/s/ Kevin L. Brown	Executive Vice President, Chief Financial Officer and Assistant Secretary

Kevin L. Brown	(Principal Financial Officer)

/s/ Sandra B. Robinson	Vice President – Financial Operations and Chief Accounting Officer

Sandra B. Robinson	(Principal Accounting Officer)

/s/ Gina Harman	Director

Gina Harman

/s/ Shirley M. Hufstedler	Director

Shirley M. Hufstedler

/s/ Ann McLaughlin Korologos	Director

Ann McLaughlin Korologos

/s/ Edward H. Meyer	Director

Edward H. Meyer

/s/ Stanley A. Weiss	Director

Stanley A. Weiss

Schedule II

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
Valuation and Qualifying Accounts and Reserves
Years Ended June 30, 2006, 2005 and 2004
($000s omitted)

Classification	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts describe (1)	Deductions	Balance at end of period

Year ended June 30, 2004
Allowance for doubtful accounts	$13,785	3,751	233	9,112	8,657

Year ended June 30, 2005
Allowance for doubtful accounts	$8,657	2,516	78	2,276	8,975

Year ended June 30, 2006
Allowance for doubtful accounts	$8,975	2,167	256	2,660	8,738

(1) Net effect of acquisitions, dispositions and foreign currency translation.