Form 10-Q
period 2006-09-30
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2006-11-09
CIK 800459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006

Commission File Number: 1-9764

Harman International Industries, Incorporated

(Exact name of registrant as specified in its charter)

Delaware	11-2534306

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1101 Pennsylvania Avenue, NW, Suite 1010 Washington, DC	20004

(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).              [  ] Yes                [X] No

As of October 31, 2006, 65,264,950 shares of common stock, par value $.01, were outstanding.

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

You should carefully consider the risks described below and the other information in this report.  Our operating results may fluctuate significantly and may not meet our expectations or those of securities analysts or investors.  The price of our stock would likely decline if this occurs.  Factors that may cause fluctuations in our operating results include, but are not limited to, the following:

•     automobile industry sales and production rates and the willingness of automobile purchasers to pay for the option of a premium audio system and/or a multi-functional infotainment system;

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

•     our ability to effectively integrate acquisitions;

•     strikes, work stoppages and labor negotiations at our facilities, or at a facility of one of our significant customers; or work stoppages at a common carrier or a major shipping location;

•     the outcome of pending or future litigation and administrative claims, including patent and environmental matters; and

•     world political stability.

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements.  As a result, the forgoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission, including the information in Item 1A, “Risk Factors” of Part I to our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Condensed Consolidated Balance Sheets
Harman International Industries, Incorporated and Subsidiaries
($000s omitted except share amounts)

	September 30,	June 30,

	2006	2006

	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$134,983	291,758
Receivables (less allowance for doubtful accounts of $8,935
at September 30, 2006 and $8,738 at June 30, 2006)	461,004	444,474
Inventories	379,299	344,957
Other current assets	179,915	168,168

Total current assets	1,155,201	1,249,357

Property, plant and equipment, net	501,448	521,935
Goodwill	381,517	381,219
Other assets	197,532	202,150

Total assets	$2,235,698	2,354,661

Current liabilities
Short-term borrowings	$2,786	1,751
Current portion of long-term debt	16,989	16,337
Accounts payable	251,672	320,327
Accrued liabilities	398,618	414,093
Income taxes payable	123,967	116,493

Total current liabilities	794,032	869,001

Borrowings under revolving credit facility	150,108	159,900
Senior notes	2,917	19,566
Minority interest	2,427	2,716
Other non-current liabilities	75,424	75,314
Shareholders’ equity
Preferred stock, $.01 par value. Authorized 5,000,000 shares; none issued and outstanding	---	---
Common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 82,808,778 at September 30, 2006 and 82,754,909 at June 30, 2006	827	827
Additional paid-in capital	549,202	544,871
Accumulated other comprehensive income (loss):
Unrealized loss on hedging derivatives	(1,829)	(3,267)
Minimum pension liability adjustment	(11,785)	(11,789)
Cumulative foreign currency translation adjustment	58,368	64,280
Retained earnings	1,199,859	1,144,070
Less common stock held in treasury (17,611,282 shares at September 30, 2006 and 16,690,182 at June 30, 2006)	(583,852)	(510,828)

Total shareholders’ equity	1,210,790	1,228,164

Total liabilities and shareholders’ equity	$2,235,698	2,354,661

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations Harman International Industries, Incorporated and Subsidiaries (000s omitted except per share amounts) (Unaudited)
	Three months ended
	September 30,

	2006	2005

Net sales	$825,543	754,648
Cost of sales	538,254	488,353

Gross profit	287,289	266,295

Selling, general and administrative expenses	200,371	188,102

Operating income	86,918	78,193

Other expenses:
Interest expense, net	139	3,839
Miscellaneous, net	861	614

Income before income taxes and minority interest	85,918	73,740

Income tax expense, net	29,635	19,773
Minority interest	(325)	---

Net income	$56,608	53,967

Basic earnings per share	$0.86	0.82

Diluted earnings per share	$0.85	0.79

Weighted average shares outstanding – basic	65,517	66,117

Weighted average shares outstanding – diluted	66,676	68,477

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
Harman International Industries, Incorporated and Subsidiaries
($000s omitted)
(Unaudited)

	Three months ended
	September 30,

	2006		2005

Cash flows from operating activities:
Net income		$56,608	53,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		29,863	32,571
(Gain)/loss on disposition of assets		1,378	(52)
Stock option expense		3,697	3,879

Changes in working capital, net of acquisition/disposition effects:
Decrease (increase) in:
Receivables		(18,940)	3,724
Inventories		(36,464)	(20,117)
Other current assets		(12,633)	(13,531)
Increase (decrease) in:
Accounts payable		(67,214)	(51,631)
Accrued liabilities		(12,086)	15,236
Income taxes payable		8,468	4,366
Other operating activities		2,710	2,793

Net cash provided by (used in) operating activities		$(44,613)	31,205

Cash flows from investing activities:
Payment for purchase of companies, net of cash acquired		$(2,130)	(7,522)
Proceeds from asset dispositions		389	202
Capital expenditures		(12,430)	(21,392)
Other items, net		2,145	(1,332)

Net cash used in investing activities		$(12,026)	(30,044)

Cash flows from financing activities:
Net increase (decrease) in short-term borrowings		$1,053	(414)
Net borrowings (repayments) under revolving credit facility		(8,567)	65,000
Repayment of long-term debt		(13,168)	---
Other decrease in long-term debt		(2,397)	(80)
Repurchase of common stock		(73,024)	(75,273)
Dividends paid to shareholders		(819)	(827)
Exercise of stock options		634	(1,337)

Net cash used in financing activities		$(96,288)	(12,931)

Effect of exchange rate changes on cash		(3,848)	(527)

Net decrease in cash and cash equivalents		(156,775)	(12,297)
Cash and cash equivalents at beginning of period		$291,758	291,214

Cash and cash equivalents at end of period		$134,983	278,917

Supplemental disclosure of cash flow information:
Interest paid		$2,109	6,160
Income taxes paid		$20,877	13,452

Supplemental schedule of non-cash investing activities:
Fair value of assets acquired	$	---	9,258
Cash paid for the assets		---	6,133

Liabilities assumed	$	---	3,125

See accompanying notes to condensed consolidated financial statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

Our unaudited, condensed consolidated financial statements at September 30, 2006 and for the three months ended September 30, 2006 and 2005, have been prepared pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  These unaudited condensed consolidated financial statements do not include all information and footnote disclosures included in our audited financial statements.  In the opinion of management, the accompanying unaudited, condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows for the periods presented.  Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2007 due to seasonal, economic and other factors.

Where necessary, information for prior periods has been reclassified to conform to the consolidated financial statement presentation for the corresponding periods in the current fiscal year.

These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Note 2.  Inventories

Inventories consist of the following:

	September 30,	June 30,

($000s omitted)	2006	2006

Finished goods	$168,635	147,663
Work in process	51,188	45,954
Raw materials	159,476	151,340

Total	$379,299	344,957

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

Details of the estimated warranty liability are as follows:

	Three months ended
	September 30,

($000s omitted)	2006	2005

Beginning balance (June 30)	$60,768	48,582
Warranty provisions	12,545	11,521
Warranty payments (cash or in-kind)	(9,830)	(7,681)

Ending balance	$63,483	52,422

The warranty liabilities are included in accrued liabilities.

Note 4.  Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended
	September 30,

($000s omitted)	2006	2005

Net income	$56,608	53,967
Other comprehensive income (loss):
Foreign currency translation	(5,912)	(3,634)
Unrealized gains on hedging	1,438	500
Minimum pension liability adjustment	4	15

Total comprehensive income	$52,138	50,848

The components of accumulated other comprehensive income (loss) as of September 30, 2006 and June 30, 2006 and the activity for the three months ended September 30, 2006 are presented below:

			Cumulative
	Unrealized	Minimum	foreign	Accumulated
	loss on	pension	currency	other
	hedging	liability	translation	comprehensive
($000s omitted)	derivatives	adjustment	adjustment	income (loss)

June 30, 2006	$ (3,267)	(11,789)	64,280	49,224
Foreign currency translation adjustments	---	---	(5,912)	(5,912)
Change in fair value of foreign currency cash flow hedges	1,438	---	---	1,438
Minimum pension liability adjustment	---	4	---	4

September 30, 2006	$ (1,829)	(11,785)	58,368	44,754

Note 5.  Earnings Per Share

The following table presents the calculation of basic and diluted earnings per common share outstanding:

	Three months ended September 30,

(000s omitted except per share amounts)	2006		2005

	Basic	Diluted	Basic	Diluted

Net income	$56,608	56,608	53,967	53,967

Weighted average shares outstanding	65,517	65,517	66,117	66,117
Employee stock options	---	1,159	---	2,360

Total weighted average shares outstanding	65,517	66,676	66,117	68,477

Earnings per share	$0.86	0.85	0.82	0.79

Certain options were outstanding and not included in the computation of diluted earnings per share because the assumed exercise of these options would have been antidilutive.  Options to purchase 1,338,043 shares of our common stock with exercise prices ranging from $75.22 to $126.94per share during the quarter ended September 30, 2006, were outstanding and not included in the computation of diluted earnings per share because the exercise of these options would have been antidilutive.

Options to purchase 751,265 shares of our common stock at prices ranging from $75.22 to $126.94 per share during the quarter ended September 30, 2005 were outstanding and not included in the computation of diluted earnings per share because the exercise of these options would have been antidilutive.

Note 6.  Stock Options

On September 30, 2006, we had one share-based compensation plan with shares available for future grants, the 2002 Option Plan, which is described below.  Share-based compensation expense was $3.7 million and $3.9 million for the quarters ended September 30, 2006 and 2005, respectively, and has been recorded in selling, general and administrative expense for the quarters ended September 30, 2006 and 2005.  The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1.0 million and $1.1 million for the quarters ended September 30, 2006 and 2005, respectively.

Fair Value Determination

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions noted in the following table.

	Three months ended September 30,

	2006	2005

Expected volatility	36.0% – 42.0%	38.0%
Weighted-average volatility	39.4%	38.0%
Expected annual dividend	$0.05	$0.05
Expected term (in years)	1.55 – 7.65	4.24
Risk-free rate	4.6% – 5.0%	3.9%

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

Stock Option Activity

A summary of option activity under our stock option plans as of September 30, 2006 and changes during the quarter is presented below:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($000s omitted)

Outstanding at June 30, 2006	3,299,720	$47.04

Granted	254,000	78.07
Exercised	(47,210)	15.74
Forfeited or expired	(85,200)	84.61

Outstanding at September 30, 2006	3,421,310	48.84	6.39	$124,833

Exercisable at September 30, 2006	1,937,840	$30.34	5.02	$104,732

The weighted-average grant-date fair value of options granted during the quarters ended September 30, 2006 and 2005 was $34.43 and $29.08, respectively. The total intrinsic value of options exercised during the quarters ended September 30, 2006 and 2005 was $3.1 million and $16.9 million, respectively.

A summary of the status of our nonvested restricted stock shares as of September 30, 2006 and changes during the quarter is presented as follows:

		Weighted average
		grant-date
	Shares	fair value

Nonvested at June 30, 2006	37,000	$85.36
Granted	---	---
Vested	---	---
Forfeited	(25,000)	$86.98

Nonvested at September 30, 2006	12,000	$82.00

As of September 30, 2006, there was $0.5 million of total unrecognized compensation cost related to nonvested restricted share-based compensation arrangements granted under the 2002 Option Plan. The weighted average recognition period is 1.88 years. No restricted shares vested in the quarters ended September 30, 2006 and 2005.

Note 7.  Business Segment Data

We design, manufacture and market high-quality, high fidelity audio products and electronic systems for the automotive, consumer and professional markets.  We organize our businesses into reporting segments based upon the end-user markets served.  Our chief operating decision makers evaluate performance and allocate resources primarily based on net sales, operating income and working capital in each of the reporting segments.  We report on the basis of three segments:  Automotive, Consumer and Professional.

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

Our Consumer segment designs, manufactures and markets audio, video and electronic systems for home, mobile and multimedia applications.  Our Consumer home products and systems are marketed worldwide under brand names including JBL, Infinity, Harman/Kardon, Lexicon, Mark Levinson and Revel.  Our audio and electronic products are offered through audio/video specialty and retail chain stores.  Our branded audio products for multimedia applications are focused on retail customers that sell products designed to enhance sound for computers, Apple’s iPods and other music control players.

The Professional segment designs, manufactures and markets loudspeakers and electronic systems used by audio professionals in concert halls, stadiums, airports and other public spaces.  We also create products for recording, broadcast, cinema and music reproduction applications.  Our Professional products are marketed worldwide under brand names including JBL Professional, AKG, Crown, Soundcraft, Lexicon, Digitech, dbx and Studer.  We provide high-quality products to the sound reinforcement, music instrument support and broadcast and recording segments of the professional audio market.  We offer complete systems solutions for professional installations and users around the world.

The following table reports net sales and operating income (loss) by each reporting segment:

	Three months ended
	September 30,

($000s omitted)	2006	2005

Net sales:
Automotive	$600,998	520,296
Consumer	93,126	111,368
Professional	131,419	122,984

Total	$825,543	754,648

Operating income (loss):
Automotive	$90,168	73,937
Consumer	(4,449)	10,578
Professional	17,075	12,867
Other	(15,876)	(19,189)

Total	$86,918	78,193

Other operating loss is comprised of activity related to our corporate operations, net of reporting segment allocations.

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

Because the amounts and the maturities of the derivatives approximate those of forecasted exposures, changes in the fair value of the derivatives are highly effective in offsetting changes in the cash flows of the hedged items.  When it has been determined that a hedge has become ineffective, the ineffective portion of the hedge is recorded in current earnings.

At September 30, 2006, we had contracts maturing through June 2007 to sell Euros and purchase U.S. dollars of approximately $56.1 million to hedge future foreign currency purchases.  At September 30, 2006, the amount associated with these hedges that is expected to be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months is a loss of approximately $1.8 million.  This amount also represents the fair market value of these foreign currency forward contracts at September 30, 2006.  In the three months ended September 30, 2006 we recognized approximately $0.4 million in net losses from cash flow hedges of forecasted foreign currency transactions compared to $1.2 million in net gains in the same period last year.

As of September 30, 2006, we had contracts maturing through January 2007 to purchase and sell the equivalent of $49.3 million of various currencies to hedge foreign currency denominated loans to foreign subsidiaries.  These loans are of a long-term investment nature and are not designated in cash flow hedging relationships.  Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying remeasurement of loans.  At September 30, 2006, the market value on these contracts was a net gain of $0.1 million.

Note 9.  Commitments and Contingencies

At September 30, 2006, we were involved in several legal actions.  The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial position or results of operations.  In fiscal 2005, we recorded a $6 million liability for probable unasserted claims.  There was no change in the status of these claims at September 30, 2006.

At September 30, 2006, our Board of Directors has authorized the repurchase of a total of up to 20 million shares of common stock.  During the quarter ended September 30, 2006, we repurchased 921,100 shares of our common stock at a total cost of $73.0 million.  Through September 30, 2006, we had acquired and placed in treasury 17,611,282 shares of our common stock at a total cost of $583.9 million.  We expect future share repurchases to be funded primarily with cash generated by operations.

Note 10.  Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States of America (“GAAP”), and enhances disclosures about fair value measurements. This statement applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect SFAS No. 157 to have a material impact on our consolidated financial statements upon adoption during fiscal 2009.

In September 2006, FASB issued SFAS No.158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires an employer to recognize in its balance sheet the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation. Employers must also recognize as a component of accumulated other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period. SFAS No. 158 requires companies to apply the requirement to recognize the funded status of a benefit plan and the disclosure requirements as of the end of the fiscal year ending after December 15, 2006. We are currently assessing the impact of adoption for the 2007 fiscal year end.

In September 2006, the SEC released SEC Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB No. 108 requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements.  SAB No. 108 allows registrants to record the effects of adopting the guidance as a cumulative-effect adjustment to retained earnings. This adjustment must be reported as of the beginning of the first fiscal year ending after November 15, 2006.  We do not expect SAB No. 108 to have a material impact on our consolidated financial statements.

Note 11.  Pensions and Other Postretirement Benefits

We provide defined benefit pension and other postretirement benefits to certain eligible employees.  In Europe, we have business units that maintain defined benefit pension plans for certain current and former employees.  Generally, plan benefits are based on age, years of service and average compensation during the final years of service.  In the United States, other postretirement benefits are comprised of an unfunded Supplemental Executive Retirement Plan (SERP) that provides retirement, pre-retirement and termination benefits, as defined, to certain key executives designated by our Board of Directors.

Our pension and other postretirement benefit plans are more fully disclosed in Notes 1 and 12 to our Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended June 30, 2006.  The following table presents the components of net periodic benefit costs for the quarters ended September 30, 2006 and 2005:

	Pension Benefits		Other Postretirement Benefits

($000s omitted)	2006	2005	2006	2005

Components of net periodic benefit cost:
Service cost	$374	307	388	400
Interest cost	583	480	616	587
Expected return on plan assets	(31)	(24)	---	---
Amortization of prior service cost	---	---	182	182
Amortization of net loss	29	13	438	368

Net periodic benefit cost	$955	776	1,624	1,537

During the quarter ended September 30, 2006, we made an insignificant contribution to the defined benefit pension plans and expect full year contributions to be immaterial.

Note 12.  Significant Customers

Presented below are the percentages of net sales to and receivables due from customers who represent 10 percent or more of our net sales or accounts receivables:

	Net Sales		Receivables

	Three months ended September 30,		September 30

	2006	2005	2006	2005

DaimlerChrysler	28%	25%	18%	20%
BMW	8	11	7	9
Other Customers	64	64	75	71

Total	100%	100%	100%	100%

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

Note 13.  Income Taxes

Income tax expense for the quarter ended September 30, 2006 was $29.6 million, compared to $19.8 million for the same period last year.  The effective tax rate for the three months ended September 30, 2006 was 34.5 percent, compared to 26.8 percent in the prior year period.  The tax rate for the prior year quarter included a $5.3 million tax credit due to a Joint Committee on Taxation approval of an IRS settlement.  We currently expect the tax rate for the full fiscal year 2007 to be approximately 34 percent.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report on
Form 10-Q, together with Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended June 30, 2006 (“2006 Form 10-K”).  This discussion contains forward-looking statements which are based on our current expectations and industry experience, as well as our perception of historical trends, current market conditions, including customer acceptance of our new products, current economic data, currency exchange rates, expected future developments and other factors that we believe are appropriate under the circumstances.  These statements involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements.

We begin our discussion with an overview of our company to give you an understanding of our business and the markets we serve.  This is followed with a discussion of our results of operations for the three months ended September 30, 2006 and 2005.  This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations.  We also provide specific information regarding our three reportable business segments.  Our liquidity, capital resources and cash flows are discussed under the caption Financial Condition.  We then provide a Business Outlook at the end of this discussion.

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

Automotive designs, manufactures and markets audio, electronic and infotainment systems for vehicle applications.  Our systems are generally shipped directly to our automotive customers for factory installation.  Infotainment systems are a combination of infotainment and entertainment components with features including or controlling GPS navigation, traffic information, cellular phone service, wireless Internet access, security, climate control, backup camera, digital audio playback and rear seat entertainment.  These systems are increasingly developed using scaleable software allowing us to better serve luxury-range vehicles through the entry-level.  Automotive also produces aftermarket personal navigation devices (“PNDs”) that are currently sold in Europe.  Our PNDs leverage many of the successful applications developed by our Automotive segment.

Consumer designs, manufactures and markets audio, video and electronic systems for home, mobile and multimedia applications.  Home product applications include systems to provide high-quality audio throughout the home and to enhance home theatre performance.  Our aftermarket mobile products, including in-vehicle iPod adaptors, deliver audio entertainment in the vehicle.  Our multimedia products include accessories for portable electronic devices such as the iPod and other MP3 players.  Our consumer systems are primarily distributed through retail outlets.

Professional designs, manufactures and markets loudspeakers and electronic systems used by audio professionals in concert halls, stadiums, airports and other public spaces.  We also create products for recording, broadcast, cinema and music reproduction applications.  These products are increasingly linked by our HiQnet network protocol that provides a central digital network giving audio professionals control of a complex system from a central location.

Our products are sold worldwide, with the largest markets being the United States and Germany.  In the United States, our primary manufacturing facilities are located in California, Indiana, Kentucky and Utah.  Outside of the United States, we have significant manufacturing facilities in Germany, Austria, the United Kingdom, Mexico, Hungary, France and Switzerland.  Our businesses operate using the local currencies.  Therefore, we are subject to currency fluctuations that are partially mitigated by the fact that we purchase raw materials and supplies locally when possible.  We are especially affected by changes in Euro exchange rates since a significant percentage of our sales are made in Euro denominated countries.

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

We achieved record sales and earnings for the first quarter ended September 30, 2006 compared to the same quarter in the prior year.  Both our Automotive and Professional business segments produced improved results compared to the prior year.  Our Consumer business segment experienced a decline in sales due to increased competition and a decline in unit prices in the multimedia market.  During the quarter, we repurchased 921,100 shares of our common stock for $73.0 million and reduced our outstanding debt by $24.8 million.

Critical Accounting Policies

Our critical accounting policies are described under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2006 Form 10-K.  These policies include inventory valuation, allowance for doubtful accounts, warranty liabilities, income taxes, pre-production and development costs, goodwill and stock-based compensation.  Also see Note 1 “Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in our 2006 Form 10-K.

Results of Operations

Sales

Our net sales for the quarter ended September 30, 2006 were $825.5 million, a 9 percent increase compared to the prior year period.  Foreign currency translation contributed approximately $20 million to the increase in sales.  The increase in net sales was primarily due to higher sales of our automotive audio and infotainment systems to automotive customers and higher automotive aftermarket sales of our personal navigation devices.

Presented below is a summary of our net sales by reporting segment:

($000s omitted)	Three months ended September 30,

	2006	%	2005	%

Net sales:
Automotive	$600,998	73%	520,296	69%
Consumer	93,126	11%	111,368	15%
Professional	131,419	16%	122,984	16%

Total	$825,543	100%	754,648	100%

Automotive - Net sales for the quarter ended September 30, 2006 increased $80.7 million, or 16 percent compared to the same period last year.  Foreign currency translation contributed approximately $17 million to the increase in sales.  Because a significant percentage of our automotive sales are to customers in Europe, Automotive incurs most of our foreign currency translation exposure. Increased sales of infotainment systems to European automakers and strong sales of our aftermarket navigation products contributed significantly to the increase in sales over the prior period.  The primary contributors to the higher sales were strong sales of our infotainment systems to Mercedes-Benz for the S-Class, M-Class, E-Class and GL Class platforms and higher sales of infotainment systems to Audi for their new Q7 platform.  Strong sales of our new aftermarket personal navigation device, Traffic Assist, also contributed to the sales growth.  We had higher sales to Toyota/Lexus due to the launch of the new LS460.  The increase in net sales was offset by lower sales to BMW, Chrysler and Land Rover.  Sales to BMW were lower due to reduced vehicle production of the BMW 7-series and a model changeover with the BMW X5 series.

Consumer - Net sales for the quarter ended September 30, 2006 decreased $18.2 million, or 16 percent, compared to the same period last year.  Foreign currency translation contributed approximately $2 million to the decrease in sales compared to the prior year.  The decrease in net sales was primarily due to lower multimedia sales of the OnStage and OnTour products, which are accessories for the Apple iPod, as a result of increased competition within the multimedia market.  We had an exceptional first quarter in the prior year when we introduced our multimedia products to the market.  Sales of Infinity loudspeakers and Harman/Kardon electronics were lower due to the result of our decision to cease distribution through a major retailer.

Professional - Net sales for the quarter ended September 30, 2006 increased $8.4 million, or 7 percent compared to the same period last year.  Foreign currency translation contributed approximately $1 million to the increase in sales compared to the prior year.  The increase in sales compared to the same period last year was primarily due to higher sales at our JBL and Crown business units.  Both JBL and Crown increased sales to major retailers.  Also, Soundcraft/Studer and AKG products contributed to the increase in sales due to higher sales of installed sound and mixing consoles.

Gross Profit

Gross profit as a percentage of net sales decreased 0.5 percentage points to 34.8 percent for the quarter ended September 30, 2006 compared to 35.3 percent of sales in the same period last year.

Presented below is a summary of our gross profit by reporting segment:

($000s omitted)	Three months ended September 30,

	2006	Percent of net sales	2005	Percent of net sales

Gross Profit:
Automotive	$214,740	35.7%	184,279	35.4%
Consumer	23,507	25.2%	38,807	34.8%
Professional	50,292	38.3%	45,382	36.9%
Other	(1,250)		(2,173)

Total	$287,289	34.8%	266,295	35.3%

Automotive– Gross profit as a percentage of net sales increased 0.3 percentage points for the quarter ended September 30, 2006 compared to the same period in the prior year.  The gross margin improvement is primarily related to increased sales of higher margin infotainment systems and increased sales of our new personal navigation devices when compared to the prior year period.  Lower warranty and fixed overhead expenses also contributed to the higher gross margins.

Consumer– Gross profit as a percentage of net sales decreased 9.6 percentage points for the quarter ended September 30, 2006 compared to the same period in the prior year.  Gross margins were lower due to increased competition in the multimedia market and a discontinuance of sales of relatively high margin Infinity and Harman/Kardon products to a major retailer.  Gross margins were also negatively impacted by increased inventory reserve requirements for discontinued products.

Professional– Gross profit as a percentage of net sales increased 1.4 percentage points for the quarter ended September 30, 2006 compared to the same period in the prior year.  The gross margins improved as a percentage of sales primarily due to lower fixed factory overhead costs as a percent of sales.  Gross margins also improved because AKG had significant inventory write-downs in the same period last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”), as a percentage of sales, decreased 0.6 percentage points for the quarter ended September 30, 2006 compared to the same period in the prior year.  The decrease primarily relates to the impact of higher sales offset by higher research and development costs associated with new infotainment system programs.  Research and development costs were $82.8 million, or 10.0 percent of sales, for the quarter ended September 30, 2006 compared to $68.4 million, or 9.1 percent of sales, in the same period last year.

During the fourth quarter of fiscal 2006, we initiated a restructuring program designed to increase efficiencies in our manufacturing facilities and to realign our engineering organization.  SG&A expenses associated with this program were $0.7 million for the three months ended September 30, 2006.  We also made cash payments of $0.9 million during the first quarter ended September 30, 2006, primarily for severance.  Since the inception of the restructuring program, we have incurred costs of $10.2 million.  We presently expect to record an additional $5.8 million, for total restructuring costs of $16.0 million, in future periods to complete the program.

Presented below is a summary of SG&A expenses by reporting segment:

($000s omitted)	Three months ended September 30,

	2006	Percent of net sales	2005	Percent of net sales

SG&A Expenses:
Automotive	$124,572	20.7%	110,342	21.2%
Consumer	27,956	30.0%	28,229	25.3%
Professional	33,217	25.3%	32,515	26.4%
Other	14,626	---	17,016	---

Total	$200,371	24.3%	188,102	24.9%

Automotive– SG&A expenses as a percentage of sales decreased 0.5 percentage points for the quarter ended September 30, 2006 compared to the same period last year.  The decrease is primarily due to the impact of higher sales.  Research and development expenses were $65.4 million, or 10.9 percent of sales, for the quarter ended September 30, 2006 compared to $51.6 million, or 9.9 percent of sales, in the prior year.  Research and development expenses increased primarily due to higher spending to support new automotive infotainment systems for programs launching in fiscal 2008 and 2009.

Consumer – SG&A expenses as a percentage of sales increased 4.7 percentage points for the quarter ended September 30, 2006 compared to the same period last year.  The increase is primarily due to the impact of lower sales.  Research and development expenses were $8.9 million, or 9.5 percent of sales, for the quarter ended September 30, 2006 compared to $8.5 million, or 7.7 percent of sales, in the same period last year.

Professional – SG&A expenses as a percentage of sales decreased 1.1 percentage points for the quarter ended September 30, 2006 compared to the same period last year.  The decrease is related to leveraging the fixed portion of SG&A expenses over a higher sales base.  Also, AKG reported substantial costs in the first quarter of last year to discontinue lower margin products.  Research and development expenses were $8.5 million for the quarter ended September 30, 2006 compared to $8.2 million in the same period last year.

Other – Corporate SG&A expenses for the three months ended September 30, 2006 decreased $2.4 million compared to the same period last year.  Lower advertising expenses primarily contributed to the lower corporate general and administrative expenses.

Operating Income

Operating income for the quarter ended September 30, 2006 was $86.9 million, or 10.5 percent of sales compared to $78.2 million, or 10.4 percent of sales in the same period last year.  The improvement in operating margin for the quarter was primarily the result of improvements in our Automotive and Professional segments as well as lower corporate expenses, partially offset by lower Consumer operating margins.

Interest Expense, Net

Interest expense is reported net of interest income in our consolidated statements of operations.  Net interest expense was $0.1 million for the quarter ended September 30, 2006 compared to $3.8 million in the same quarter last year.  Our first quarter fiscal 2007 interest expense, net, included $2.3 million of gross interest expense and $2.2 million of interest income.  For the same period in the prior year, gross interest expense was $5.4 million and interest income was $1.6 million.  Weighted average borrowings outstanding were $172.7 million for the quarter ended September 30, 2006 compared to $356.2 million for the same period in the prior year.  In the prior year period, the weighted average borrowings exclude the average fair value of the interest rate swaps of $3.8 million.  There were no interest rate swaps at September 30, 2006.

The weighted average interest rate on borrowings was 5.4 percent for the quarter ended September 30, 2006 compared to 6.1 percent in the same quarter last year.  The weighted average interest rate decreased due to lower rates on current outstanding debt and the repayment of fixed rate debt at higher interest rates.

Miscellaneous Expenses

Miscellaneous, net expenses were $0.9 million for the quarter ended September 30, 2006 compared to $0.6 million in the same period last year.  For the quarter ended September 30, 2006, miscellaneous expenses included $0.1 million for debt repurchase premiums in connection with the repurchase of $13.2 million of our outstanding senior notes during the quarter.

Income Taxes

Income tax expense for the quarter ended September 30, 2006 was $29.6 million, compared to $19.8 million for the same period last year.  The effective tax rate for the quarter ended September 30, 2006 was 34.5 percent, compared to 26.8 percent in the prior year period.  The tax rate for the prior year quarter included a $5.3 million tax credit due to a Joint Committee on Taxation approval of an IRS settlement.  We currently expect the tax rate for the full fiscal year 2007 to be approximately 34 percent.

Financial Condition

Liquidity and Capital Resources

We primarily finance our working capital requirements through cash generated by operations, trade credit and borrowings under our revolving credit facility.  Cash and cash equivalents were $135.0 million at September 30, 2006 compared to $291.8 million at June 30, 2006.  During the three-month period, cash was primarily used to repurchase shares of our common stock and reduce our outstanding debt.  Cash was also used to meet the working capital needs of our business segments.

We will continue to have cash requirements to support seasonal working capital needs, capital expenditures, interest, principal and dividend payments and stock and debt repurchases.  We intend to use cash on hand, cash generated by operations and borrowings under our revolving credit facility to meet these requirements.  We believe that cash from operations and our borrowing capacity will be adequate to meet our cash requirements over the next twelve months.  Following is a more detailed discussion of our cash flow activities during the quarter ended September 30, 2006.

Operating Activities

For the three months ended September 30, 2006, our cash flows used for operations were $44.6 million compared to cash flows from operations of $31.2 million in the same period last year.  The decrease in operating cash flows is primarily due to increased working capital requirements.  At September 30, 2006, working capital, excluding cash and short-term debt, was $246.0 million, compared with $106.7 million at June 30, 2006.  The $139.3 million increase was primarily due to higher inventory levels at all of our business segments for seasonal needs and a decrease in accounts payable due to timing of vendor payments.

Investing Activities

Capital expenditures for the three months ended September 30, 2006 were $12.4 million compared to $21.4 million for the same period last year.  The decrease in spending is due to the timing of several capital projects being delayed until later in the current fiscal year.  We anticipate capital expenditures in fiscal 2007 to be approximately $150 million, primarily to make significant investments in facilities, manufacturing equipment and tooling to support the continued growth in our automotive infotainment systems business.

Financing Activities

In the first quarter of fiscal 2007, we paid $73.0 million to repurchase 921,100 shares of our common stock.  At September 30, 2006, we had the authority to purchase up to 2.4 million additional shares of our common stock under our current share repurchase program.  We presently intend to continue our share repurchase program for the remainder of the fiscal year, evaluating the buy levels on a quarter-to-quarter basis.

Our total debt at September 30, 2006 was $172.8 million, primarily comprised of $150.1 million of borrowings under our revolving credit facility.  Also included in total debt was $16.5 million principal amount of 7.32 percent senior notes due July 1, 2007 and capital leases and other short-term borrowings of $6.2 million.

We have a $300 million committed multi-currency revolving credit facility that expires in June 2010.  At June 30, 2006, we had outstanding borrowings on our revolving credit facility of $159.9 million.  During the quarter ending September 30, 2006, we reduced the balance by $9.8 million to $150.1 million.  At September 30, 2006 we had borrowings of $150.1 million and outstanding letters of credit of $6.6 million under this facility.  Unused availability under the revolving credit facility was $143.3million atSeptember 30, 2006.  Interest on the revolving credit facility is based on LIBOR rates plus a credit spread.

Our long-term debt agreements contain financial and other covenants that, among other things, limit our ability to incur additional indebtedness, restrict subsidiary dividends and distributions, limit our ability to encumber certain assets and restrict our ability to issue capital stock of our subsidiaries.  Our long-term debt agreements permit us to pay dividends or repurchase our capital stock without any dollar limitation provided that we would be in compliance with the financial covenants in our revolving credit facility after giving effect to such dividend or repurchase.  At September 30, 2006, we were in compliance with the terms of our long-term debt agreements.

Equity

Total shareholders’ equity at September 30, 2006 was $1.211 billion compared with $1.228 billion at June 30, 2006.  The slight decrease is primarily due to share repurchases of $73.0 million partially offset by net income of $56.6 million.  We repurchased 921,100 shares of our common stock during the three months ended September 30, 2006.

Business Outlook

We had a very strong first quarter ended September 30, 2006.  Our Automotive and Professional business segments reported strong results when compared to the prior year period, while our Consumer segment experienced increased competition in the multimedia market.  We continue to believe we will see growth in all three of our core business segments in fiscal 2007.  For the full fiscal year ending June 30, 2007, we currently believe our net sales will be approximately $3.5 billion and earnings per share will be approximately $4.35 per share, representing a 16 percent increase over our $3.75 earnings per share in fiscal 2006.  Our current expectations for fiscal 2007 could be affected by the potential impact of changes in currency exchange rates, softness in automobile sales and increases in research and development costs to support new infotainment business, as well as the other factors described below under “Risk Factors.”

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We are required to include information about potential effects of changes in interest rates and currency exchange rates in our periodic reports filed with the Securities and Exchange Commission.  Since June 30, 2006, there have been no material changes in the quantitative or qualitative aspects of our market risk profile.

Interest Rate Sensitivity/Risk

At September 30, 2006, interest on approximately 9.5 percent of our borrowings was determined on a fixed rate basis.  The interest rates on the balance of our debt are subject to changes in U.S. and European short-term interest rates.  To assess exposure to interest rate changes, we have performed a sensitivity analysis assuming a hypothetical 100 basis point increase or decrease in interest rates across all outstanding debt and investments.  Our analysis indicates that, based on our September 30, 2006 positions, the impact of such changes in interest rates was approximately $0.1 million to net income for the three months ended September 30, 2006.

Foreign Currency Risk

We maintain significant operations in Germany, the United Kingdom, France, Austria, Hungary, Mexico and Switzerland.  As a result, we are subject to market risks arising from changes in foreign currency exchange rates, principally the change in the value of the Euro compared to the U.S. dollar.  Our subsidiaries purchase products and raw materials in various currencies.  As a result, we may be exposed to the cost changes relative to local currencies in the markets to which we sell our products.  To mitigate these transactional risks, we enter into forward foreign exchange contracts.  Also, foreign currency positions are partially offsetting and are netted against one another to reduce exposure.

The effect of changes in currency exchange rates, principally the change in the value of the Euro compared to the U.S. dollar, has an impact on our reported results when the financial statements of foreign subsidiaries are translated into U.S. dollars.  Over half of our sales are now denominated in Euros.  Currency translation for the Euro versus the U.S. dollar had a significant impact on earnings for the first quarter of fiscal 2007 compared to the prior year first quarter due to the strengthening of the Euro relative to the U.S. dollar.  The first-quarter average exchange rate for the Euro versus the U.S. dollar increased 4.49 percent from the prior year’s first quarter average exchange rate.

To assess exposure to changes in currency exchange rates, we prepared an analysis assuming a hypothetical 10 percent change in currency exchange rates across all currencies used by our subsidiaries.  This analysis indicated that a 10 percent increase or decrease in exchange rates would have increased or decreased income before income taxes by approximately $8.7 million for the three months ended September 30, 2006.

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

Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on changes in the timing and amount of interest rate foreign currency exchange rate movements and our actual exposure and hedging transactions.

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

Part II.   OTHER INFORMATION

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our repurchases of common stock for each month in the first quarter of fiscal 2007:

Issuer Purchases of Equity Securities

	Total number of Shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

July 1, 2006 through July 31, 2006	110,600	$83.39	110,600	3,199,218
August 1, 2006 through August 31, 2006	810,500	78.67	810,500	2,388,718
September 1, 2006 through September 30, 2006	---	---	---	2,388,718

	921,100	79.24	921,100	2,388,718	(1)

(1)  Our share repurchase program was first publicly announced on June 16, 1998.  In August 2005, the Board authorized the purchase of up to an additional four million shares, bringing the total authorized to 20 million shares.  The total number of shares repurchased through September 30, 2006 was 17,611,282.

Item 6.

    Exhibits

Exhibits required by Item 601 of Regulation S-K

	10.1	Employment Agreement, dated November 6, 2006, between the Company and Dr. Erich A. Geiger.

	31.1	Certification of Sidney Harman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Bernard A. Girod pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.3	Certification of Kevin L. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Sidney Harman, Bernard A. Girod and Kevin L. Brown, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, Harman International Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harman International Industries, Incorporated

(Registrant)

Date: November 9, 2006	By: /s/ Kevin L. Brown

Kevin L. Brown Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2006	By: /s/ Sandra B. Robinson

Sandra B. Robinson Vice President – Financial Operations and Chief Accounting Officer
(Principal Accounting Officer)