Form 10-Q
period 2006-12-31
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2007-02-09
CIK 800459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2006

Commission File Number:  1-9764

Harman International Industries, Incorporated
(Exact name of registrant as specified in its charter)

Delaware	11-2534306
(State or other jurisdiction of incorporation or organization)	(I.R.S. EmployerIdentification No.)

1101 Pennsylvania Avenue, NW,
Suite 1010
Washington, DC	20004
(Address of principal executive offices)	(Zip code)

(202) 393-1101
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

As of January 31, 2007, 65,502,975 shares of common stock, par value $.01, were outstanding.

Harman International Industries, Incorporated and Subsidiaries
Form 10-Q

The page numbers in this Table of Contents reflect actual page numbers, not EDGAR page tag numbers.

References to “Harman International,” the “Company,” “we,” “us” and “our” in this Form 10-Q refer to Harman International Industries, Incorporated and its subsidiaries unless the context requires otherwise.

Forward-Looking Statements

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

You should carefully consider the risks described below and the other information in this report. Our operating results may fluctuate significantly and may not meet our expectations or those of securities analysts or investors. The price of our stock would likely decline if this occurs. Factors that may cause fluctuations in our operating results include, but are not limited to, the following:

•	automobile industry sales and production rates and the willingness of automobile purchasers to pay for the option of a premium audio system and/or a multi-functional infotainment system;

•	changes in consumer confidence and spending;

•	fluctuations in currency exchange rates and other risks inherent in international trade and business transactions;

•	our ability to satisfy contract performance criteria, including technical specifications and due dates;

•	our ability to design and manufacture our products profitably under our long-term contractual commitments;

•	the loss of one or more significant customers, including our automotive manufacturer customers;

•	competition in the automotive, consumer or professional markets in which we operate;

•	model-year changeovers in the automotive industry;

•	changes in general economic conditions and specific market conditions;

•	our ability to enforce or defend our ownership and use of intellectual property;

•	our ability to effectively integrate acquisitions;

•	strikes, work stoppages and labor negotiations at our facilities or at a facility of one of our significant customers; or work stoppages at a common carrier or a major shipping location;

•	the outcome of pending or future litigation and administrative claims, including patent and environmental matters; and

•	world political stability.

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

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets
Harman International Industries, Incorporated and Subsidiaries
($000s omitted except share amounts)

	December 31,	June 30,
	2006	2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$171,108	291,758
Receivables (less allowance for doubtful accounts of $8,910 at December 31, 2006 and $8,738 at June 30, 2006)	480,408	444,474
Inventories	454,682	344,957
Other current assets	172,915	168,168
Total current assets	1,279,113	1,249,357

Property, plant and equipment, net	511,618	521,935
Goodwill	396,219	381,219
Other assets	196,063	202,150
Total assets	$2,383,013	2,354,661
Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$3,977	1,751
Current portion of long-term debt	17,012	16,337
Accounts payable	293,677	320,327
Accrued liabilities	396,442	414,093
Income taxes payable	144,143	116,493
Total current liabilities	855,251	869,001

Borrowings under revolving credit facility	118,495	159,900
Senior notes	2,882	19,566
Minority interest	2,007	2,716
Other non-current liabilities	79,230	75,314
Shareholders’ equity
Preferred stock, $.01 par value. Authorized 5,000,000 shares; none issued and outstanding	---	---
Common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 82,972,715 at December 31, 2006 and 82,754,909 at June 30, 2006	829	827
Additional paid-in capital	558,560	544,871
Accumulated other comprehensive income (loss):
Unrealized loss on hedging derivatives	(1,911)	(3,267)
Minimum pension liability adjustment	(11,805)	(11,789)
Cumulative foreign currency translation adjustment	82,895	64,280
Retained earnings	1,280,432	1,144,070
Less common stock held in treasury (17,611,282 shares at December 31, 2006 and 16,690,182 at June 30, 2006)	(583,852)	(510,828)
Total shareholders’ equity	1,325,148	1,228,164
Total liabilities and shareholders’ equity	$2,383,013	2,354,661

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations
Harman International Industries, Incorporated and Subsidiaries
(000s omitted except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2006	2005	2006	2005

Net sales	$931,717	832,645	1,757,260	1,587,293
Cost of sales	612,079	526,876	1,150,333	1,015,229
Gross profit	319,638	305,769	606,927	572,064

Selling, general and administrative expenses	203,918	189,909	404,289	378,011
Operating income	115,720	115,860	202,638	194,053

Other expenses:
Interest expense, net	498	4,558	637	8,397
Miscellaneous, net	484	1,156	1,345	1,770

Income before income taxes and minority interest	114,738	110,146	200,656	183,886

Income tax expense, net	33,839	37,968	63,474	57,741
Minority interest	(490)	(357)	(815)	(357)

Net income	$81,389	72,535	137,997	126,502

Basic earnings per share	$1.25	1.10	2.11	1.92
Diluted earnings per share	$1.22	1.07	2.07	1.86

Weighted average shares - basic	65,285	65,771	65,401	65,944
Weighted average shares - diluted	66,525	67,948	66,592	68,185

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
Harman International Industries, Incorporated and Subsidiaries
($000s omitted)
(Unaudited)

	Six months ended
	December 31,
	2006		2005

Cash flows from operating activities:
Net income		$137,997	126,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		61,497	64,396
(Gain)/loss on disposition of assets		1,607	(55)
Stock option expense		8,276	7,901
Excess tax benefits from share-based payment arrangements		---	(6,000)
Changes in working capital, net of acquisition/disposition effects:
Decrease (increase) in:
Receivables		(23,003)	9,329
Inventories		(101,579)	(13,047)
Other current assets		(10,161)	(14,218)
Increase (decrease) in:
Accounts payable		(32,370)	(53,392)
Accrued liabilities		(24,347)	34,056
Income taxes payable		22,899	42,599
Other operating activities		7,198	5,738
Net cash provided by operating activities		$48,014	203,809
Cash flows from investing activities:
Payment for purchase of companies, net of cash acquired		$(4,525)	(9,333)
Proceeds from asset dispositions		1,027	793
Capital expenditures		(39,447)	(45,323)
Other items, net		(537)	(5,134)
Net cash used in investing activities		$(43,482)	(58,997)
Cash flows from financing activities:
Net increase (decrease) in short-term borrowings		$2,266	(844)
Net borrowings (repayments) under revolving credit facility		(44,065)	75,000
Repayment of long-term debt		(13,168)	---
Other increase (decrease) in long-term debt		(3,985)	866
Repurchase of common stock		(73,023)	(118,972)
Dividends paid to shareholders		(1,635)	(1,650)
Exercise of stock options		5,414	2,367
Excess tax benefits from share-based payment arrangements		---	6,000
Other		---	109
Net cash used in financing activities		$(128,196)	(37,124)
Effect of exchange rate changes on cash		3,014	(4,403)
Net increase (decrease) in cash and cash equivalents		$(120,650)	103,285
Cash and cash equivalents at beginning of period		291,758	291,214
Cash and cash equivalents at end of period		$171,108	394,499
Supplemental disclosure of cash flow information:
Interest paid		$2,395	7,643
Income taxes paid		$40,648	23,208
Supplemental schedule of non-cash investing activities:
Fair value of assets acquired	$	---	9,258
Cash paid for the assets		---	6,133
Liabilities assumed	$	---	3,125

See accompanying notes to condensed consolidated financial statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

Our unaudited, condensed consolidated financial statements at December 31, 2006 and for the three and six months ended December 31, 2006 and 2005, have been prepared pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements do not include all information and footnote disclosures included in our audited financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows for the periods presented. Operating results for the three and six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2007 due to seasonal, economic and other factors.

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

Note 2.  Inventories

Inventories consist of the following:

	December 31,	June 30,
($000s omitted)	2006	2006
Finished goods	$223,068	147,663
Work in process	51,797	45,954
Raw materials	179,817	151,340
Total	$454,682	344,957

Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out method. The valuation of inventory requires us to make judgments and estimates regarding obsolete, damaged or excess inventory as well as current and future demand for our products. The estimates of future demand along with analysis of usage data that we use in the valuation of inventory are the basis for our inventory reserves and have an effect on our results of operations. We calculate inventory reserves using a combination of a lower of cost or market analysis, an analysis of historical usage data, forecast demand data and historical disposal rates. Lower of cost or market analysis is typically applied to those items of inventory that represent a substantial portion of the total value of inventory on-hand. The high-value units typically represent a small percentage of the total inventory items, so identification of obsolescence or valuation reserve requirements for the balance of the inventory on-hand is accomplished using either historical or forecast usage to identify slow-moving or obsolete items.

Note 3.  Warranty Liabilities

We warrant our products to be free from defects in materials and workmanship for periods ranging from one to five years from the date of purchase, depending on the product. The warranty is a limited warranty, and it may impose certain shipping costs on the customer and excludes deficiencies in appearance except for those evident when the product is delivered. Our dealers and warranty service providers normally perform warranty service for loudspeakers and electronics in the field, using parts supplied on an exchange basis by our company. Estimated warranty liabilities are based upon past experience with similar types of products, the technological complexity of certain products, replacement cost and other factors. We take these factors into consideration when assessing the adequacy of our warranty provisions for periods still open to claim.

Details of the estimated warranty liabilities are as follows:

	Six months ended
	December 31,
($000s omitted)	2006	2005

Beginning balance (June 30)	$60,768	48,582
Warranty provisions	29,506	22,756
Warranty payments (cash or in-kind)	(21,320)	(17,155)
Ending balance	$68,954	54,183

The warranty liabilities are included in accrued liabilities.

Note 4.  Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended		Six months ended
	December 31,		December 31,
($000s omitted)	2006	2005	2006	2005

Net income	$81,389	72,535	137,997	126,502
Other comprehensive income (loss):
Foreign currency translation	24,527	(11,405)	18,615	(15,039)
Unrealized gains (losses) on hedging	(82)	(893)	1,356	(393)
Minimum pension liability adjustment	(20)	35	(16)	50
Total other comprehensive income	$105,814	60,272	157,952	111,120

The components of accumulated other comprehensive income (loss) as of December 31, 2006 and June 30, 2006 and the activity for the six months ended December 31, 2006 are presented below:

($000s omitted)	Unrealized gain (loss) on hedging derivatives	Minimum pension liability adjustment	Cumulative foreign currency translation adjustment	Accumulated other comprehensive income (loss)

June 30, 2006	$(3,267)	(11,789)	64,280	49,224
Foreign currency translation adjustments	---	---	18,615	18,615
Change in fair value of foreign currency cash flow hedges	1,356	---	---	1,356
Minimum pension liability adjustment	---	(16)	---	(16)
December 31, 2006	(1,911)	(11,805)	82,895	69,179

Note 5.  Earnings Per Share

The following table presents the calculation of basic and diluted earnings per common share outstanding:

	Three months ended December 31,
(000s omitted except per share amounts)	2006		2005
	Basic	Diluted	Basic	Diluted
Net income	$81,389	81,389	72,535	72,535

Weighted average shares outstanding	65,285	65,285	65,771	65,771
Employee stock options	---	1,240	---	2,177
Total weighted average shares outstanding	65,285	66,525	65,771	67,948

Earnings per share	$1.25	1.22	1.10	1.07

	Six months ended December 31,
(000s omitted except per share amounts)	2006		2005
	Basic	Diluted	Basic	Diluted
Net income	$137,997	137,997	126,502	126,502

Weighted average shares outstanding	65,401	65,401	65,944	65,944
Employee stock options	---	1,191	---	2,241
Total weighted average shares outstanding	65,401	66,592	65,944	68,185

Earnings per share	$2.11	2.07	1.92	1.86

Certain options were outstanding and not included in the computation of diluted earnings per share because the assumed exercise of these options would have been antidilutive. Options to purchase 557,175 shares of our common stock with exercise prices ranging from $78.00 to $126.94 per share during the quarter ended December 31, 2006 and options to purchase 912,664 shares of our common stock at prices ranging from $82.00 to $126.94 per share during the quarter ended December 31, 2005, were outstanding and not included in the computation of diluted earnings per share because the exercise of these options would have been antidilutive.

Options to purchase 1,115,802 shares of our common stock at prices ranging from $75.22 to $126.94 per share during the six months ended December 31, 2006 and options to purchase 824,468 shares of common stock at prices ranging from $75.22 to $126.94 per share during the six months ended December 31, 2005, were outstanding and not included in the computation of diluted earnings per share because the exercise of these options would have been antidilutive.

Note 6.  Stock Options

On December 31, 2006, we had one share-based compensation plan with shares available for future grants, the 2002 Stock Option and Incentive Plan (the “2002 Plan”). The 2002 Plan permits the grant of stock options, stock appreciation rights and restricted stock. In 2006, the Company’s Board of Directors approved amendments to the 2002 Plan. The amendments provide for the issuance of restricted share units under the 2002 Plan, to reduce the number of options granted annually to non-management directors from a maximum of 9,000 to a fixed number of 5,000 and increase the initial one-time grant of options to new non-management directors from 6,000 to 8,000.

Share-based compensation expense was $4.6 million and $4.0 million for the quarters ended December 31, 2006 and 2005, respectively, and $8.3 million and $7.9 million for the six months ended December 31, 2006 and December 31, 2005, respectively. Share-based compensation expense has been recorded in selling, general and administrative expense for the quarter and six months ended December 31, 2006 and 2005. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1.4 million and $1.1 million for the quarters ended December 31, 2006 and 2005, respectively, and $2.5 million and $2.2 million for the six months ended December 31, 2006 and 2005, respectively.

Fair Value Determination

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions noted in the following table:

	Six months ended December 31,
	2006	2005

Expected volatility	35.0% - 42.0%	38.0 - 42.0%
Weighted-average volatility	39.2%	38.5%
Expected annual dividend	$0.05	$0.05
Expected term (in years)	1.55 - 7.69	4.24 - 6.33
Risk-free rate	4.4% - 5.0%	3.9 - 4.3%

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

Stock Option Activity

A summary of option activity under our stock option plans as of December 31, 2006 and changes during the six months ended December 31, 2006 is presented below:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($000s omitted)

Outstanding at June 30, 2006	3,299,720	$47.04
Granted	325,000	80.50
Exercised	(213,474)	27.01
Forfeited or expired	(100,640)	81.31
Outstanding at December 31, 2006	3,310,606	50.58	6.29	$164,349
Exercisable at December 31, 2006	1,938,876	$33.49	4.97	$129,176

The weighted-average grant-date fair value of options granted during the quarters ended December 31, 2006 and 2005 was $37.01 and $47.54, respectively. The weighted-average grant-date fair value of options granted during the six months ended December 31, 2006 and 2005 was $34.99 and $30.24, respectively. The total intrinsic value of options exercised during the quarters ended December 31, 2006 and 2005 was $12.2 million and $7.8 million, respectively. The total intrinsic value of options exercised during the six months ended December 31, 2006 and 2005 was $15.3 million and $24.7 million, respectively.

A summary of the status of our nonvested shares of restricted stock as of December 31, 2006 and changes during the six months ended December 31, 2006 is presented as follows:

	Shares	Weighted average grant-date fair value

Nonvested at June 30, 2006	37,000	$85.36
Granted	---	---
Vested	---	---
Forfeited	(25,000)	86.98
Nonvested at December 31, 2006	12,000	82.00

As of December 31, 2006, there was $0.4 million of total unrecognized compensation cost related to nonvested restricted share-based compensation arrangements granted under the 2002 Plan. The weighted average recognition period is 1.62 years. No shares of restricted stock vested in the six months ended December 31, 2006.

During the quarter ended December 31, 2006, 25,000 restricted share units were granted with a zero-value exercise price and an aggregate intrinsic value of $2.5 million. As of December 31, 2006, there was $1.5 million of total unrecognized compensation cost related to restricted share unit compensation arrangements granted under the 2002 Plan. The weighted average recognition period is 2.75 years. No restricted share units vested or were exercisable in the six months ended December 31, 2006.

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

The Professional segment designs, manufactures and markets loudspeakers and electronic systems used by audio professionals in concert halls, stadiums, houses of worship, airports and other public spaces. We also create products for recording, broadcast, cinema and music reproduction applications. Our Professional products are marketed worldwide under brand names including JBL Professional, AKG, Crown, Soundcraft, Lexicon, Digitech, dbx and Studer. We provide high-quality products to the sound reinforcement, music instrument support and broadcast and recording segments of the professional audio market. We offer complete systems solutions for professional installations and users around the world.

The following table reports net sales and operating income (loss) by each reporting segment:

	Three months ended		Six months ended
	December 31,		December 31,
($000s omitted)	2006	2005	2006	2005
Net sales:
Automotive	$632,303	547,584	1,233,301	1,067,880
Consumer	163,011	155,008	256,137	266,376
Professional	136,403	130,053	267,822	253,037
Total	$931,717	832,645	1,757,260	1,587,293

Operating income (loss):
Automotive	$92,408	88,021	182,576	161,958
Consumer	14,701	21,993	10,252	32,571
Professional	20,098	14,984	37,173	27,851
Other	(11,487)	(9,138)	(27,363)	(28,327)
Total	$115,720	115,860	202,638	194,053

Other operating loss is comprised of activity related to our corporate operations, net of reporting segment allocations.

Note 8.  Derivatives

We use foreign currency forward contracts to hedge a portion of our forecasted foreign currency denominated purchase transactions. These forward contracts are designated as foreign currency cash flow hedges and recorded at fair value in the accompanying consolidated balance sheet with a corresponding entry to other accumulated comprehensive income (loss) until the underlying forecasted foreign currency transaction occurs.

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

Because the amounts and the maturities of the derivatives approximate those of forecasted exposures, changes in the fair value of the derivatives are highly effective in offsetting changes in the cash flows of the hedged items. When we determine that a hedge has become ineffective, the ineffective portion of the hedge is recorded in current earnings.

At December 31, 2006, we had contracts maturing through June 2008 to sell Euros and buy U.S. Dollars of approximately $65.9 million, and through June 2007 to buy Canadian dollars and sell US dollars of approximately $3.9 million, to hedge future foreign currency purchases. At December 31, 2006, the amount associated with these hedges that is expected to be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months is a loss of approximately $2.0 million and thereafter a gain of $0.1 million. These amounts represent the fair market value of these foreign currency forward contracts at December 31, 2006. In the six months ended December 31, 2006 we recognized approximately $1.7 million in net losses from cash flow hedges of forecasted foreign currency transactions compared to $3.6 million in net gains in the same period last year.

As of December 31, 2006, we also had contracts maturing through January 2007 to purchase and sell the equivalent of $60.8 million of various currencies to hedge foreign currency denominated loans to foreign subsidiaries. These loans are of a long-term investment nature. Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans in the same statement of operations line item. At December 31, 2006, the market value of these contracts was a net loss of $1.2 million.

Note 9.  Commitments and Contingencies

At December 31, 2006, we were involved in several legal actions. The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial position or results of operations. In fiscal 2005, we recorded a $6.0 million liability for probable unasserted claims. There was no change in the status of these claims at December 31, 2006.

At December 31, 2006, our Board of Directors has authorized the repurchase of a total of up to 20 million shares of common stock. During the quarter ended December 31, 2006, no shares of common stock were repurchased. Through December 31, 2006, we had acquired and placed in treasury 17,611,282 shares of our common stock at a total cost of $583.9 million. We expect future share repurchases to be funded primarily with cash generated by operations and borrowings under our revolving credit facility.

Note 10.  Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States of America (“GAAP”), and enhances disclosures about fair value measurements. This statement applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not expect SFAS No. 157 to have a material impact on our consolidated financial statements upon adoption during fiscal 2009.

In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires an employer to recognize on its balance sheet the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation. Employers must also recognize as a component of accumulated other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period. SFAS No. 158 requires companies to apply the requirement to recognize the funded status of a benefit plan and the disclosure requirements as of the end of the fiscal years ending after December 15, 2006. We are currently assessing the impact of adoption of SFAS No. 158 for the 2007 fiscal year end.

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

Our pension and other postretirement benefit plans are more fully disclosed in Notes 1 and 12 to our Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended June 30, 2006. The following table presents the components of net periodic benefit costs for the three months ended December 31, 2006 and 2005:

	Pension benefits		Other postretirement benefits
($000s omitted)	2006	2005	2006	2005
Components of net periodic benefit cost:

Service cost	$382	300	388	400
Interest cost	590	466	616	587
Expected return on plan assets	(29)	(24)	---	---
Amortization of prior service cost	---	---	182	182
Amortization of net loss	(29)	14	438	368
Net periodic benefit cost	$914	756	1,624	1,537

The following table presents the components of net periodic benefit costs for the six months ended December 31, 2006 and 2005.

	Pension benefits		Other postretirement benefits
($000s omitted)	2006	2005	2006	2005
Components of net periodic benefit cost:

Service cost	$756	607	776	800
Interest cost	1,173	946	1,232	1,174
Expected return on plan assets	(60)	(48)	---	---
Amortization of prior service cost	---	---	364	364
Amortization of net loss	---	27	876	736
Net periodic benefit cost	$1,869	1,532	3,248	3,074

During the three and six months ended December 31, 2006, we made an insignificant contribution to the defined benefit pension plans and expect full year contributions to be immaterial.

Note 12.  Significant Customers

Presented below are the percentages of net sales to and receivables due from customers who represent 10 percent or more of our net sales or accounts receivable:

	Net sales		Receivables
	Six months ended December 31,		December 31,
	2006	2005	2006	2005
DaimlerChrysler	26%	25%	15%	17%
BMW	8	10	5	6
Other Customers	66	65	80	77
Total	100%	100%	100%	100%

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

Note 13.  Income Taxes

Income tax expense for the quarter ended December 31, 2006 was $33.8 million, compared to $38.0 million for the same period last year. The effective tax rate for the three months ended December 31, 2006 was 29.5 percent, compared to 34.5 percent in the prior year period. Income tax expense for the six months ended December 31, 2006 was $63.5 million, compared to $57.7 million for the same period last year. The effective tax rate for the six months ended December 31, 2006 was 31.6 percent, compared to 31.4 percent in the prior year period. During the quarter ended December 31, 2006, Congress reinstated the R&D tax credit resulting in a $4.0 million tax benefit. The tax rate for the prior year quarter included a $1.1 million charge for the repatriation of cash from our non-U.S. subsidiaries under the American Jobs Creation Act of 2004. We currently expect the tax rate for the full fiscal year 2007 to range between 32 and 33 percent.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q, together with Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended June 30, 2006 (“2006 Form 10-K”). This discussion contains forward-looking statements. See the information under the caption “Forward-Looking Statements” on page 3 of this report.

We begin our discussion with an overview of our company to give you an understanding of our business and the markets we serve. This is followed with a discussion of our results of operations for the three and six months ended December 31, 2006 and 2005. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. We also provide specific information regarding our three reportable business segments. Our liquidity, capital resources and cash flows are discussed under the caption Financial Condition. We then provide a Business Outlook at the end of this discussion.

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

Automotive designs, manufactures and markets audio, electronic and infotainment systems for vehicle applications. Our systems are generally shipped directly to our automotive customers for factory installation. Infotainment systems are a combination of infotainment and entertainment components with features including or controlling GPS navigation, traffic information, cellular phone service, wireless Internet access, security, climate control, backup camera, digital audio playback and rear seat entertainment. These systems are increasingly developed using scaleable software allowing us to better serve a full range of vehicles from luxury through entry-level. Automotive also produces aftermarket personal navigation devices (“PNDs”) that are currently sold in Europe. Our PNDs leverage many of the successful applications developed by our Automotive segment.

Consumer designs, manufactures and markets audio, video and electronic systems for home, mobile and multimedia applications. Home product applications include systems to provide high-quality audio throughout the home and to enhance home theatre performance. Our aftermarket mobile products, including in-vehicle iPod adaptors, deliver audio entertainment in the vehicle. Our multimedia products include accessories for computers and portable electronic devices, such as the iPod and other MP3 players. Our consumer systems are primarily distributed through retail outlets.

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

Our products are sold worldwide, with the largest markets being the United States and Germany. In the United States, our primary manufacturing facilities are located in California, Indiana, Kentucky, Missouri and Utah. Outside of the United States, we have significant manufacturing facilities in Germany, Austria, the United Kingdom, Mexico, Hungary, France and Switzerland. Our businesses operate using local currencies. Therefore, we are subject to currency fluctuations that are partially mitigated by the fact that we purchase raw materials and supplies locally when possible. Our operating results are especially affected by changes in the exchange rates of the Euro compared to the U.S. dollar since a significant percentage of our sales are in countries where the local currency is the Euro.

We experience seasonal fluctuations in sales and earnings. Historically, our first quarter ending September 30 is generally the weakest due to automotive model changeovers and the summer holidays in Europe. Our sales and earnings may also vary due to customer acceptance of our products, product offerings by our competitors and general economic conditions, including fluctuations in currency exchange rates.

We achieved record sales and earnings for the second quarter and six months ended December 31, 2006. Our Automotive and Professional business segments reported solid results when compared to the prior year periods, while our Consumer segment experienced lower operating income due primarily to increased competition in the North America multimedia market.

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

Results of Operations

Sales

Our net sales for the quarter ended December 31, 2006 were $931.7 million compared to $832.6 million in the same period last year, an increase of 12 percent. For the six months ended December 31, 2006, net sales were $1.757 billion compared to net sales of $1.587 billion in the same period last year, an increase of 11 percent. Foreign currency translation contributed approximately $43 million and $62 million respectively, for the three and six months ended December 31, 2006. For the three months ended December 31, 2006, each of our three operating groups reported higher sales when compared to the prior year period. For the six months ended December 31, 2006, the increase in net sales was primarily due to higher sales of our automotive audio and infotainment systems to automotive customers and higher automotive aftermarket sales of our personal navigation devices. For the six months ended December 31, 2006, Professional sales were up 6 percent and Consumer sales were down 4 percent when compared to the prior year.

Presented below is a summary of our net sales by reporting segment:

($000s omitted)	Three months ended December 31,				Six months ended December 31,
	2006	%	2005	%	2006	%	2005	%
Net sales:
Automotive	$632,303	68%	547,584	66%	$1,233,301	70%	1,067,880	67%
Consumer	163,011	17%	155,008	19%	256,137	15%	266,376	17%
Professional	136,403	15%	130,053	15%	267,822	15%	253,037	16%
Total	$931,717	100%	832,645	100%	$1,757,260	100%	1,587,293	100%

Automotive - Net sales for the quarter ended December 31, 2006 increased $84.7 million, or 15 percent compared to the same period last year. Foreign currency translation contributed approximately $35 million to the increase in sales. Because a significant percentage of our automotive sales are to customers in Europe, Automotive is responsible for most of our foreign currency exposure. Increased sales of our infotainment systems to European automakers and strong sales of our aftermarket navigation products contributed significantly to the increase in sales over the prior period quarter. The primary contributors were higher sales of our infotainment systems to Mercedes-Benz to support higher production of the S-Class and higher sales of infotainment systems to Audi for its new Q7 platform. Sales of audio systems to Toyota/Lexus also increased due to the ramp up of the new Lexus LS460 and Toyota Camry. Aftermarket sales increased due to higher PDN sales in Europe. These increases in net sales were offset by lower sales to Porsche due to lower car production for the Cayenne.

Net sales for the six months ended December 31, 2006 increased $165.4 million, or 15 percent compared to the same period last year. Foreign currency translation contributed approximately $51 million to the increase in sales. The primary contributors to the higher sales were strong sales of our infotainment systems to Mercedes-Benz for the S-Class, E-Class, and B-Class platforms and higher sales of infotainment systems to Audi for its new Q7 platform. Sales of audio systems to Toyota/Lexus were also up due to the launch of the new Lexus LS460 and Toyota Camry. Strong sales of our new aftermarket PND, Traffic Assist, also contributed to the sales growth. These sales increases were partially offset by lower sales to BMW due to lower production for the 1 and 7-series and the phase-out of the current X5 and the postponed ramp up of the new X5 series. Sales to Porsche and Landrover were also lower than the prior year period.

Consumer - Net sales for the quarter ended December 31, 2006 increased $8.0 million, or 5 percent, compared to the same period last year. Foreign currency translation contributed approximately $6 million to the increase in sales compared to the prior year period. The increase in net sales was primarily due to higher international multimedia sales of the OnStage and OnTime products, which are accessories for the Apple iPod, and higher sales of Harman/Kardon home electronic products. These sales increases were partially offset by lower North America sales of Infinity loudspeakers and Harman/Kardon electronics due to the decision to exit distribution through a major North American retailer.

Net sales for the six months ended December 31, 2006 decreased $10.2 million, or 4 percent compared to the same period last year. Foreign currency translation contributed approximately $7 million to sales compared to the prior year period. The sales decrease was primarily due to lower North America multimedia sales due to increased competition within the multimedia market and lower Infinity loudspeaker and Harman/Kardon electronics sales due to the decision to exit distribution through a major retailer in North America.

Professional - Net sales for the quarter ended December 31, 2006 increased $6.4 million, or 5 percent compared to the same period last year. Foreign currency translation contributed approximately $3 million to the increase in sales compared to the prior year. The increase in sales compared to the same period last year was primarily due to higher sales of JBL Professional and Crown products to major retailers. Soundcraft/Studer and AKG also contributed to the increase in sales due to higher sales of installed sound and mixing consoles.

Net sales for the six months ended December 31, 2006 increased $14.8 million, or 6 percent compared to the same period last year. Foreign currency translation contributed approximately $4 million to the increase in sales compared to the prior year. Professional sales were higher due to an increase in sales of JBL Professional and Crown products to our major US retailers. These increases were partially offset by lower Harman Music Group sales to retailers.

Gross Profit

Gross profit as a percentage of net sales decreased 2.4 percentage points to 34.3 percent for the quarter ended December 31, 2006 compared to 36.7 percent of sales in the same period last quarter. Gross profit as a percentage of net sales decreased 1.5 percentage points to 34.5 percent for the six months ended December 31, 2006 compared to 36.0 percent of sales in the same period in the prior year period.

Presented below is a summary of our gross profit by reporting segment:

($000s omitted)	Three months ended December 31,				Six months ended December 31,
	2006	Percent of net sales	2005	Percent of net sales	2006	Percent of net sales	2005	Percent of net sales
Gross Profit:
Automotive	$225,420	35.7%	206,903	37.8%	$440,160	35.7%	391,182	36.6%
Consumer	43,036	26.4%	52,259	33.7%	66,543	26.0%	91,066	34.2%
Professional	52,432	38.4%	47,857	36.8%	102,724	38.4%	93,239	36.8%
Other	(1,250)	---	(1,250)	---	(2,500)	---	(3,423)	---
Total	$319,638	34.3%	305,769	36.7%	$606,927	34.5%	572,064	36.0%

Automotive - Gross profit as a percentage of net sales decreased 2.1 percentage points for the quarter ended December 31, 2006 compared to the same period in the prior year. Gross profit as a percentage of net sales decreased 0.9 percentage points for the six months ended December 31, 2006 compared to the same period in the prior year. The gross margin percentage decrease for the three and six month periods is primarily related to unfavorable changes in product mix compared to the prior year period.

Consumer - Gross profit as a percentage of net sales decreased 7.3 percentage points for the quarter ended December 31, 2006 compared to the same period in the prior year. Gross profit as a percentage of net sales decreased 8.2 percentage points for the six months ended December 31, 2006 compared to the same period in the prior year. For the three and six months, gross margins were lower due to increased competition in the multimedia market, new product introductions with lower margins to respond to the competitive environment and the discontinuance of sales of higher margin products to a major North American retailer.

Professional - Gross profit as a percentage of net sales increased 1.6 percentage points for the three and six months ended December 31, 2006 compared to the same period in the prior year. For the three and six months, gross margins improved as a percentage of sales primarily due to improvements in net variable costs at JBL and AKG.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”), as a percentage of sales, decreased 0.9 percentage points for the quarter ended December 31, 2006 compared to the same period in the prior year. For the six-month period ended December 31, 2006, SG&A expenses decreased 0.8 percentage points compared to the same period last year. The percent of sales decrease primarily relates to the impact of higher sales offset by higher research and development costs associated with new infotainment system programs. For the three and six months ended December 31, 2006, research and development costs were $90.0 million or 9.7 percent of sales, and $172.8 million or 9.8 percent of sales, respectively. For the same periods in the prior year, research and development costs were $75.2 million or 9.0 percent of sales, and $143.6 million or 9.0 percent of sales, respectively. Research and development costs continue to increase to support new automotive awards to be supplied in future years.

During the fourth quarter of fiscal 2006, we initiated a restructuring program designed to increase efficiencies in our manufacturing facilities and to realign our engineering organization. SG&A expenses associated with this program were $1.3 million for the three months ended December 31, 2006. We also made cash payments of $0.9 million during the second quarter ended December 31, 2006, primarily for severance.  Since the inception of the restructuring program, we have incurred costs of $11.5 million. We presently expect to record an additional $4.5 million, for total restructuring costs of $16.0 million, in future periods in connection with this program.

Presented below is a summary of SG&A expenses by reporting segment:

($000s omitted)	Three months ended December 31,				Six months ended December 31,
	2006	Percent of net sales	2005	Percent of net sales	2006	Percent of net sales	2005	Percent of net sales
SG&A Expenses:
Automotive	$133,012	21.0%	118,882	21.7%	$257,584	20.9%	229,224	21.5%
Consumer	28,335	17.4%	30,266	19.5%	56,291	22.0%	58,495	22.0%
Professional	32,334	23.7%	32,873	25.3%	65,551	24.5%	65,388	25.8%
Other	10,237	---	7,888	---	24,863	---	24,904	---
Total	$203,918	21.9%	189,909	22.8%	$404,289	23.0%	378,011	23.8%

Automotive - SG&A expenses as a percentage of sales decreased 0.7 percentage points for the quarter ended December 31, 2006 compared to the same period last year. SG&A expenses as a percentage of sales decreased 0.6 percentage points for the six months ended December 31, 2006 compared to the same period last year. For the three and six months ended December 31, 2006, the decrease as a percentage of sales is primarily due to the impact of higher sales offset by higher research and development costs associated with new infotainment system programs. SG&A expenses primarily increased due to higher research and development costs. Research and development expenses were $73.1 million or 11.6 percent of sales, for the quarter ended December 31, 2006 compared to $58.6 million or 10.7 percent of sales, in the prior year. Research and development expenses were $138.5 million or 11.2 percent of sales, for the six months ended December 31, 2006 compared to $110.2 or 10.3 percent of sales, for the same period in the prior year. For the three and six-month periods, research and development expenses increased primarily due to higher spending to support new automotive infotainment systems for programs launching in fiscal 2008 and 2009, in Europe and North America.

Consumer - SG&A expenses as a percentage of sales decreased 2.1 percentage points for the three months ended December 31, 2006 compared to the same period last year. SG&A expenses as a percentage of sales for the six months ended December 31, 2006 were approximately the same as the six months ended December 31, 2005. In the quarter, the decrease is primarily due to lower general and administrative expenses resulting from cost control measures and slightly lower research and development costs. For the three and six months ended December 31, 2006, research and development expenses were $8.3 million or 5.1 percent of sales, and $17.2 million or 6.7 percent of sales, respectively. In the same periods last year research and development expenses were $9.1 million, or 5.9 percent of sales, and $17.6 million or 6.6 percent of sales, respectively.

Professional - SG&A expenses as a percentage of sales decreased 1.6 percentage points for the quarter ended December 31, 2006 compared to the same period last year. SG&A expenses as a percentage of sales decreased 1.3 percentage points for the six months ended December 31, 2006 compared to the same period last year. For the three and six month periods, the SG&A decrease as a percentage of sales is primarily due to cost controls across the organization, partially offset by higher research and development expenses. Research and development expenses were $8.5 million or 6.2 percent of sales, for the quarter ended December 31, 2006 compared to $7.6 million or 5.8 percent of sales in the same period last year. Research and development expenses were $17.0 million or 6.3 percent of sales for the six months ended December 31, 2006 compared to $15.8 million or 6.2 percent in the same period last year.

Other - Corporate SG&A expenses for the three months ended December 31, 2006 increased $2.3 million compared to the same period last year. SG&A expenses increased primarily due to increased salary, stock option and pension expenses. Corporate SG&A expenses for the six months ended December 31, 2006 were approximately the same as the six month period in the prior year.

Operating Income

Operating income for the quarter ended December 31, 2006 was $115.7 million or 12.4 percent of sales compared to $115.9 million or 13.9 percent of sales in the same period last year. Operating income for the six months ended December 31, 2006 was $202.6 million or 11.5 percent of sales compared to $194.1 million or 12.2 percent of sales in the same prior year period. The decrease in operating margins for the three and six months was primarily the result of lower gross margins and higher research and development costs in our Automotive reporting segment and lower Consumer operating margins.

Interest Expense, Net

Interest expense is reported net of interest income in our consolidated statements of operations. Net interest expense for the three and six months ended December 31, 2006 was $0.5 million and $0.6 million, respectively. In the same periods last year, net interest expense was $4.6 million and $8.4 million, respectively. For the quarter, interest expense, net, included $2.4 million of gross interest expense and $1.9 million of interest income. For the same period in the prior year, interest expense, net, included $6.6 million of gross interest expense and interest income was $2.0 million. For the six months ended December 31, 2006, interest expense, net, included $4.7 million of gross interest expense and $4.1 million of interest income. For the same period last year, interest expense net, included $12.1 million of gross interest expense and interest income was $3.7 million.

Interest expense, net has decreased primarily due to the repayment of debt. Weighted average borrowings outstanding were $176.7 million for the quarter ended December 31, 2006 compared to $399.7 million for the same period in the prior year. Weighted average borrowings outstanding were $175.0 million for the six months ended December 31, 2006 compared to $376.1 million for the same period in the prior year. For the three and six months ended December 31, 2005, the weighted average borrowings excluded the average fair value of the interest rate swaps of $2.7 million, and $4.2 million, respectively. There were no interest rate swaps at December 31, 2006.

The weighted average interest rate on borrowings was 5.5 percent for the quarter ended December 31, 2006 and 5.4 percent for the six months ended December 31, 2006. The weighted average interest rates for the comparable periods in the prior year were 6.7 percent and 6.4 percent, respectively. The weighted average interest rate decreased due to lower rates on current outstanding debt and the repayment of fixed rate debt at higher interest rates.

Miscellaneous Expenses

Miscellaneous, net expenses were $0.5 million for the quarter ended December 31, 2006 and $1.3 million for the six months ended December 31, 2006 compared to $1.2 million and $1.8 million, respectively, in the same periods last year. Miscellaneous net, primarily consists of bank charges for the three and six months ended December 31, 2006.

Income Taxes

Income tax expense for the quarter ended December 31, 2006 was $33.8 million, compared to $38.0 million for the same period last year. The effective tax rate for the three months ended December 31, 2006 was 29.5 percent, compared to 34.5 percent in the prior year period. Income tax expense for the six months ended December 31, 2006 was $63.5 million, compared to $57.7 million for the same period last year. The effective tax rate for the six months ended December 31, 2006 was 31.6 percent, compared to 31.4 percent in the prior year period. During the quarter ended December 31, 2006, Congress reinstated the research and development tax credit resulting in a $4.0 million tax benefit. The tax rate for the prior year quarter included a $1.1 million charge for the repatriation of cash from our non-U.S. subsidiaries under the American Jobs Creation Act of 2004. We currently expect the tax rate for the full fiscal year 2007 to range between 32 and 33 percent.

Financial Condition

Liquidity and Capital Resources

We primarily finance our working capital requirements through cash generated by operations, trade credit and borrowings under our revolving credit facility. Cash and cash equivalents were $171.1 million at December 31, 2006 compared to $291.8 million at June 30, 2006. During the six-month period, cash was primarily used to repurchase shares of our common stock, meet our working capital needs, and make investments in property, plant and equipment.

We will continue to have cash requirements to support seasonal working capital needs, capital expenditures, interest, principal and dividend payments and stock and debt repurchases. We intend to use cash on hand, cash generated by operations and borrowings under our revolving credit facility to meet these requirements. We believe that cash from operations and our borrowing capacity will be adequate to meet our cash requirements over the next twelve months. Following is a more detailed discussion of our cash flow activities during the six months ended December 31, 2006.

Operating Activities

For the six months ended December 31, 2006, our cash flows from operations were $48.0 million compared to $203.8 million during the same period last year. The decrease in operating cash flows was primarily due to higher working capital requirements.

At December 31, 2006, net working capital, excluding cash and short term debt, was $273.7 million compared to $106.7 million at June 30, 2006. The $167.0 million increase was primarily due to higher inventory levels to support increased sales to our automotive customers and demand for our PND products. Accounts receivable also increased due to record sales during the three months ended December 31, 2006.

Investing Activities

We had capital expenditures of $39.4 million during the six months ended December 31, 2006 compared to $45.3 million for the same period last year. The decrease is primarily due to capital expenditures in the prior year to complete a new manufacturing facility in Missouri and substantial investments in Europe for customer tooling and other manufacturing equipment to support infotainment system programs for automotive customers. We anticipate total capital expenditures for fiscal 2007 to be approximately $150 million.

Financing Activities

In the six months ended December 31, 2006, we paid $73.0 million to repurchase 921,100 shares of our common stock. Since the inception of our share repurchase program in June 1998, we have acquired and placed into treasury 17,611,282 shares. At December 31, 2006, we had the authority to purchase up to 2.4 million additional shares of our common stock under our current share repurchase program. We presently intend to continue our share repurchase program for the remainder of the fiscal year, evaluating the buy levels on a quarter-to-quarter basis.

Our total debt at December 31, 2006 was $142.4 million, primarily comprised of $118.5 million of borrowings under our revolving credit facility. Also included in total debt is $16.5 million principal amount of 7.32 percent senior notes due July 1, 2007 and capital leases and other short-term borrowings of $7.4 million.

We have a $300 million committed multi-currency revolving credit facility that expires in June 2010. The interest rate on the revolving credit facility at December 31, 2006 is LIBOR plus 40 basis points. At June 30, 2006, we had outstanding borrowings of $159.9 million under our revolving credit facility. At December 31, 2006, we had reduced the balance by $41.4 million to $118.5 million. At December 31, 2006 we had borrowings of $118.5 million and outstanding letters of credit of $5.6 million under this facility. Unused availability under the revolving credit facility was $175.9 million at December 31, 2006.

Our long-term debt agreements contain financial and other covenants that, among other things, limit our ability to incur additional indebtedness, restrict subsidiary dividends and distributions, limit our ability to encumber certain assets and restrict our ability to issue capital stock of our subsidiaries. Our long-term debt agreements permit us to pay dividends or repurchase our capital stock without any dollar limitation provided that we would be in compliance with the financial covenants in our revolving credit facility after giving effect to such dividend or repurchase. At December 31, 2006, we were in compliance with the terms of our long-term debt agreements.

Equity

Total shareholders’ equity at December 31, 2006 was $1.325 billion compared with $1.228 billion at June 30, 2006. The increase is primarily due to net income of $138.0 million and favorable foreign currency translation increase of $18.6 million offset by share repurchases of $73 million.

Business Outlook

We had a strong second quarter and six-month period ended December 31, 2006. Our Automotive and Professional business segments reported solid results when compared to the prior year periods, while our Consumer segment experienced lower operating income due primarily to increased competition in the North America multimedia market. We continue to believe we will see growth in all three of our core business segments in fiscal 2007. For the full fiscal year ending June 30, 2007, we currently believe our net sales will be approximately $3.5 billion and earnings per share will be approximately $4.35 per share. Our current expectation for fiscal 2007 could be affected by the potential impact of changes in currency exchange rates, softness in automobile sales or increases in research and development costs to support new infotainment business. We are contemplating changes in the second half of fiscal 2007 to our engineering and manufacturing operations that would result in a restructuring charge. We estimate the charge would be in the range of $0.10 to $0.15 cents per share. Our earnings guidance for fiscal 2007 does not include the effect of this contemplated charge.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are required to include information about potential effects of changes in interest rates and currency exchange rates in our periodic reports filed with the Securities and Exchange Commission. Since June 30, 2006, there have been no material changes in the quantitative or qualitative aspects of our market risk profile.

Interest Rate Sensitivity/Risk

At December 31, 2006, interest on approximately 12 percent of our borrowings was determined on a fixed rate basis. The interest rates on the balance of our debt are subject to changes in U.S. and European short-term interest rates. To assess exposure to interest rate changes, we have performed a sensitivity analysis assuming a hypothetical 100 basis point increase or decrease in interest rates across all outstanding debt and investments.

Our analysis indicates that, based on our December 31, 2006 positions, the impact of such changes in interest rates would increase or decrease net income by approximately $0.3 million for the six months ended December 31, 2006.

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

The effect of changes in currency exchange rates, principally the change in the value of the Euro compared to the U.S. dollar, has an impact on our reported results when the financial statements of non-U.S. subsidiaries are translated into U.S. dollars. Over half of our sales are now denominated in Euros. Currency translation for the Euro versus the U.S. dollar had a significant impact on earnings for the first half of fiscal 2007 compared to the prior year first half due to the strengthening of the Euro relative to the U.S. dollar. The first half average exchange rate for the Euro versus the U.S. dollar increased 6.46 percent from the prior year’s first half average exchange rate.

To assess exposure to changes in currency exchange rates, we prepared an analysis assuming a hypothetical 10 percent change in currency exchange rates across all currencies used by our subsidiaries. This analysis indicated that a 10 percent increase or decrease in exchange rates would have increased or decreased income before income taxes by approximately $20 million for the six months ended December 31, 2006.

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

Evaluation of Disclosure Controls and Procedures - Under the supervision and with the participation of our management, including our Executive Chairman and Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Executive Chairman and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions.

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

We did not repurchase any shares of our common stock in the quarter ended December 31, 2006. Our share repurchase program was first publicly announced on June 16, 1998. In August 2005, the Board authorized the purchase of up to an additional four million shares, bringing the total authorized to 20 million shares. The total number of shares repurchased through December 31, 2006 was 17,611,282. A maximum of 2,388,718 shares may yet be purchased under our share repurchase program. For a description of limitations on repurchases of shares and on the payment of dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition.”

Item 4.	Submission of Matters to a Vote of Security Holders

Our 2006 Annual Meeting of Stockholders was held on November 2, 2006. The following item of business was presented to the stockholders at the annual meeting:

Election of Directors

At our Annual Meeting of Stockholders, two directors were elected to serve a three-year term expiring at the 2009 Annual Meeting of Stockholders. The vote with respect to the election of these directors was as follows:

Name	Total vote for each Director	Total vote withheld from each Director
Edward H. Meyer	57,204,564	4,636,933
Gina Harman	156,325,593	5,515,904

Sidney Harman, Ann McLaughlin Korologos and Shirley Hufstedler will continue to serve as directors of the Company.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K

10.1	Consulting Agreement dated January 15, 2007 between the Company and Dr. A. Erich Geiger.

10.2	Consulting Agreement dated December 8, 2006 between the Company and Dr. Floyd Toole.

31.1	Certification of Sidney Harman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin L. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Sidney Harman and Kevin L. Brown, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, Harman International Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harman International Industries, Incorporated
(Registrant)

Date: February 9, 2007	By: /s/ Kevin L. Brown
Kevin L. Brown
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 9, 2007	By: /s/ Sandra B. Robinson
Sandra B. Robinson
Vice President - Financial Operations and Chief Accounting Officer
(Principal Accounting Officer)