Form 10-Q
period 2007-03-31
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2007-05-10
CIK 800459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

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

As of April 30, 2007, there were 65,147,777 shares of common stock, par value $0.01, outstanding.

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

You should carefully consider the risks described below and the other information in this report. Our operating results may fluctuate significantly and may not meet our expectations or those of securities analysts or investors. The price of our common stock would likely decline if this occurs. In addition, the proposed acquisition of our Company by affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and GS Capital Partners (“GSCP”), as reported on our current report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2007, may cause the price of our common stock to fluctuate significantly.

Factors that may cause fluctuations in our operating results and/or the price of our common stock include, but are not limited to, the following:

•	the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement providing for the acquisition of our Company by affiliates of KKR and GSCP;

•	the inability to complete the proposed acquisition due to the failure to obtain stockholder approval or the failure to satisfy other conditions to the consummation of the acquisition;

•	the failure of the proposed acquisition of our Company by affiliates of KKR and GSCP to close for any other reason;

•
risks that the proposed acquisition disrupts current plans and operations, as well as relationships with key customers and suppliers, and the potential difficulties in employee retention as a result of the proposed acquisition;

•	the impact of the substantial indebtedness incurred to finance the proposed acquisition of our Company;

•	the amount of costs, fees, expenses and charges related to the proposed acquisition of our Company and the actual terms of certain financings that will be obtained for the acquisition of our Company;

•	automobile industry sales and production rates and the willingness of automobile purchasers to pay for the option of a premium audio system and/or a multi-functional infotainment system;

•	changes in consumer confidence and spending;

•	fluctuations in currency exchange rates and other risks inherent in international trade and business transactions;

•	our ability to satisfy contract performance criteria, including technical specifications and due dates;

Forward-Looking Statements (continued)

•	our ability to design and manufacture our products profitably under our long-term contractual commitments;

•	the loss of one or more significant customers, including our automotive manufacturer customers;

•	competition in the automotive, consumer or professional markets in which we operate;

•	model-year changeovers in the automotive industry;

•	changes in general economic conditions and specific market conditions;

•	our ability to enforce or defend our ownership and use of intellectual property;

•	our ability to effectively integrate acquisitions made by our Company;

•	strikes, work stoppages and labor negotiations at our facilities or at a facility of one of our significant customers; or work stoppages at a common carrier or a major shipping location;

•	the outcome of pending or future litigation and administrative claims, including patent and environmental matters; and

•	world political stability.

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results, results of operations and/or the price of our common stock and could cause actual results to differ materially from those expressed in the forward-looking statements. As a result, the forgoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission, including the information in Item 1A, “Risk Factors” of Part I to our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets
Harman International Industries, Incorporated and Subsidiaries
($000s omitted except share amounts)
	March 31,	June 30,
	2007	2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$96,961	291,758
Receivables (less allowance for doubtful accounts of $9,147 at March 31, 2007 and $8,738 at June 30, 2006)	529,719	444,474
Inventories	480,179	344,957
Other current assets	170,114	168,168
Total current assets	1,276,973	1,249,357

Property, plant and equipment, net	529,456	521,935
Goodwill	400,123	381,219
Other assets	192,482	202,150
Total assets	$2,399,034	2,354,661

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$3,084	1,751
Current portion of long-term debt	17,020	16,337
Accounts payable	270,421	320,327
Accrued liabilities	396,673	414,093
Income taxes payable	125,843	116,493
Total current liabilities	813,041	869,001

Borrowings under revolving credit facility	136,702	159,900
Senior notes	2,751	19,566
Minority interest	1,439	2,716
Other non-current liabilities	81,216	75,314
Shareholders’ equity
Preferred stock, $.01 par value. Authorized 5,000,000 shares; none issued and outstanding	---	---
Common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 83,345,859 at March 31, 2007 and 82,754,909 at June 30, 2006	833	827
Additional paid-in capital	578,241	544,871
Accumulated other comprehensive income (loss):
Unrealized loss on hedging derivatives	(1,896)	(3,267)
Minimum pension liability adjustment	(11,811)	(11,789)
Cumulative foreign currency translation adjustment	87,464	64,280
Retained earnings	1,350,662	1,144,070
Less common stock held in treasury (18,198,082 shares at March 31, 2007 and 16,690,182 at June 30, 2006)	(639,608)	(510,828)
Total shareholders’ equity	1,363,885	1,228,164
Total liabilities and shareholders’ equity	$2,399,034	2,354,661

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations
Harman International Industries, Incorporated and Subsidiaries
(000s omitted except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2007	2006	2007	2006

Net sales	$882,771	801,487	2,640,031	2,388,780
Cost of sales	577,396	519,870	1,727,729	1,535,099
Gross profit	305,375	281,617	912,302	853,681

Selling, general and administrative expenses	203,052	182,827	607,341	560,838
Operating income	102,323	98,790	304,961	292,843

Other expenses:
Interest expense, net	340	2,492	977	10,889
Miscellaneous, net	543	857	1,888	2,627

Income before income taxes and minority interest	101,440	95,441	302,096	279,327

Income tax expense, net	30,895	31,775	94,369	89,516
Minority interest	(498)	(360)	(1,313)	(717)

Net income	$71,043	64,026	209,040	190,528

Basic earnings per share	$1.09	0.96	3.20	2.88
Diluted earnings per share	$1.07	0.94	3.14	2.80

Weighted average shares - basic	65,239	66,428	65,348	66,103
Weighted average shares - diluted	66,327	68,109	66,501	68,164

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
Harman International Industries, Incorporated and Subsidiaries
($000s omitted)
(Unaudited)

	Nine months ended
	March 31,
	2007		2006

Cash flows from operating activities:
Net income		$209,040	190,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		93,395	92,126
Loss on disposition of assets		1,691	51
Stock option expense		11,844	11,725
Excess tax benefits from share-based payment arrangements		(7,763)	(42,952)
Changes in working capital, net of acquisition/disposition effects:
Decrease (increase) in:
Receivables		(68,120)	(5,571)
Inventories		(123,436)	(25,144)
Other current assets		(8,481)	(13,744)
Increase (decrease) in:
Accounts payable		(57,142)	(31,151)
Accrued liabilities		(26,996)	42,245
Income taxes payable		3,051	17,420
Other operating activities		12,248	5,777
Net cash provided by operating activities		$39,331	241,310
Cash flows from investing activities:
Payment for purchase of companies, net of cash acquired		$(6,660)	(11,811)
Proceeds from asset dispositions		1,340	1,024
Capital expenditures		(84,364)	(74,972)
Other items, net		(983)	(1,603)
Net cash used in investing activities		$(90,667)	(87,362)
Cash flows from financing activities:
Net increase (decrease) in short-term borrowings		$1,347	(833)
Net repayments under revolving credit facility		(25,660)	---
Repayment of long-term debt		(13,168)	---
Other increase (decrease) in long-term debt		(4,770)	1,637
Repurchase of common stock		(128,780)	(118,972)
Dividends paid to shareholders		(2,448)	(2,485)
Exercise of stock options		21,532	26,031
Excess tax benefits from share-based payment arrangements		7,763	42,952
Other		---	108
Net cash used in financing activities		$(144,184)	(51,562)
Effect of exchange rate changes on cash		723	3,499
Net increase (decrease) in cash and cash equivalents		$(194,797)	105,885
Cash and cash equivalents at beginning of period		291,758	291,214
Cash and cash equivalents at end of period		$96,961	397,099

Supplemental disclosure of cash flow information:
Interest paid		$2,649	14,249
Income taxes paid		$91,058	81,779
Supplemental schedule of non-cash investing activities:
Fair value of assets acquired	$	---	12,102
Cash paid for the assets		---	6,503
Liabilities assumed	$	---	5,599

See accompanying notes to condensed consolidated financial statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

Our unaudited, condensed consolidated financial statements at March 31, 2007 and for the three and nine months ended March 31, 2007 and 2006, have been prepared pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements do not include all information and footnote disclosures included in our audited financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows for the periods presented. Operating results for the three and nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2007 due to seasonal, economic and other factors.

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

Note 2.  Inventories

Inventories consist of the following:

	March 31,	June 30,
($000s omitted)	2007	2006
Finished goods	$267,473	147,663
Work in process	55,488	45,954
Raw materials	157,218	151,340
Total	$480,179	344,957

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

Note 3.  Warranty Liabilities

We warrant our products to be free from defects in materials and workmanship for periods generally ranging from one to five years from the date of purchase, depending on the product. The warranty is a limited warranty, and it may impose certain shipping costs on the customer and excludes deficiencies in appearance except for those evident when the product is delivered. Our dealers and warranty service providers normally perform warranty service for loudspeakers and electronics in the field, using parts supplied on an exchange basis by our company. Estimated warranty liabilities are based upon past experience with similar types of products, the technological complexity of certain products, replacement cost and other factors. We take these factors into consideration when assessing the adequacy of our warranty provisions for periods still open to claim.

Details of the estimated warranty liabilities are as follows:

	Nine months ended
	March 31,
($000s omitted)	2007	2006

Beginning balance (June 30)	$60,768	48,582
Warranty provisions	44,148	37,476
Warranty payments (cash or in-kind)	(45,467)	(25,952)
Ending balance	$59,449	60,106

The warranty liabilities are included in accrued liabilities on our Condensed Consolidated Balance Sheets. Our warranty payments in the 2007 period included approximately $12 million paid to a customer for prior period warranty claims. Payments were delayed to this customer due to a change in the customer’s collection process system.

Note 4.  Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
($000s omitted)	2007	2006	2007	2006

Net income	$71,043	64,026	209,040	190,528
Other comprehensive income (loss):
Foreign currency translation	4,569	17,904	23,184	2,865
Unrealized gains (losses) on hedging	15	(3,453)	1,371	(3,846)
Minimum pension liability adjustment	(6)	(54)	(22)	(4)
Total other comprehensive income	$75,621	78,423	233,573	189,543

The components of accumulated other comprehensive income (loss) as of March 31, 2007 and June 30, 2006, and the activity for the nine months ended March 31, 2007 are presented below:

($000s omitted)	Unrealized gain (loss) on hedging derivatives	Minimum pension liability adjustment	Cumulative foreign currency translation adjustment	Accumulated other comprehensive income (loss)

June 30, 2006	$(3,267)	(11,789)	64,280	49,224
Foreign currency translation adjustments	---	---	23,184	23,184
Change in fair value of foreign currency cash flow hedges	1,371	---	---	1,371
Minimum pension liability adjustment	---	(22)	---	(22)
March 31, 2007	$(1,896)	(11,811)	87,464	73,757

Note 5.  Earnings Per Share

The following table presents the calculation of basic and diluted earnings per common share outstanding:

	Three months ended March 31,
(000s omitted except per share amounts)	2007		2006
	Basic	Diluted	Basic	Diluted
Net income	$71,043	71,043	64,026	64,026

Weighted average shares outstanding	65,239	65,239	66,428	66,428
Employee stock options	---	1,088	---	1,681
Total weighted average shares outstanding	65,239	66,327	66,428	68,109

Earnings per share	$1.09	1.07	0.96	0.94

	Nine months ended March 31,
(000s omitted except per share amounts)	2007		2006
	Basic	Diluted	Basic	Diluted
Net income	$209,040	209,040	190,528	190,528

Weighted average shares outstanding	65,348	65,348	66,103	66,103
Employee stock options	---	1,153	---	2,061
Total weighted average shares outstanding	65,348	66,501	66,103	68,164

Earnings per share	$3.20	3.14	2.88	2.80

Certain options were outstanding and not included in the computation of diluted earnings per share because the assumed exercise of these options would have been antidilutive. Options to purchase 540,922 shares of our common stock with exercise prices ranging from $78.00 to $126.94 per share during the quarter ended March 31, 2007 and options to purchase 217,972 shares of our common stock at prices ranging from $82.00 to $126.94 per share during the quarter ended March 31, 2006, were outstanding and not included in the computation of diluted earnings per share because the exercise of these options would have been antidilutive.

Options to purchase 1,023,284 shares of our common stock at prices ranging from $78.00 to $126.94 per share during the nine months ended March 31, 2007 and options to purchase 833,303 shares of common stock at prices ranging from $82.00 to $126.94 per share during the nine months ended March 31, 2006, were outstanding and not included in the computation of diluted earnings per share because the exercise of these options would have been antidilutive.

Note 6.  Stock Options

On March 31, 2007 we had one share-based compensation plan with shares available for future grants, the 2002 Stock Option and Incentive Plan (the “2002 Plan”). The 2002 Plan permits the grant of stock options, restricted stock and restricted stock units. In 2006, the Company’s Board of Directors approved amendments to the 2002 Plan. The amendments provide for the issuance of restricted stock units under the 2002 Plan, to reduce the number of options granted annually to non-management directors from a maximum of 9,000 to a fixed number of 5,000 and increase the initial one-time grant of options to new non-management directors from 6,000 to 8,000.

Share-based compensation expense was $3.6 million and $3.8 million for the quarters ended March 31, 2007 and 2006, respectively, and $11.8 million and $11.7 million for the nine months ended March 31, 2007 and 2006, respectively. Share-based compensation expense has been recorded in selling, general and administrative expense for the quarter and nine months ended March 31, 2007 and 2006. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1.0 million for each of the quarters ended March 31, 2007 and 2006, respectively, and $3.5 million and $3.2 million for the nine months ended March 31, 2007 and 2006, respectively.

Fair Value Determination

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions noted in the following table:

	Nine months ended March 31,
	2007	2006

Expected volatility	35.0% - 42.0%	38.0 - 42.0%
Weighted-average volatility	39.1%	38.5%
Expected annual dividend	$0.05	$0.05
Expected term (in years)	1.55 - 7.69	4.24 - 6.33
Risk-free rate	4.4% - 5.0%	3.9 - 4.3%

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

Stock Option Activity

A summary of option activity under our stock option plans as of March 31, 2007 and changes during the nine months ended March 31, 2007 is presented below:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($000s omitted)

Outstanding at June 30, 2006	3,299,720	$ 47.04
Granted	331,000	80.91
Exercised	(596,868)	38.41
Forfeited or expired	(145,340)	81.85
Outstanding at March 31, 2007	2,888,512	50.95	5.99	$ 131,966

Exercisable at March 31, 2007	1,608,732	$ 32.02	4.56	$ 103,620

The weighted-average grant-date fair value of options granted during the quarter ended March 31, 2007 was $34.27. There were no options granted during the quarter ended March 31, 2006. The weighted-average grant-date fair value of options granted during the nine months ended March 31, 2007 and 2006 was $34.98 and $30.24, respectively. The total intrinsic value of options exercised during the quarters ended March 31, 2007 and 2006 was $20.3 million and $116.0 million, respectively. The total intrinsic value of options exercised during the nine months ended March 31, 2007 and 2006 was $35.6 million and $140.7 million, respectively.

A summary of the status of our nonvested shares of restricted stock as of March 31, 2007 and changes during the nine months ended March 31, 2007 is presented as follows:

	Shares	Weighted average grant-date fair value

Nonvested at June 30, 2006	37,000	$ 85.36
Granted	---	---
Vested	---	---
Forfeited	(25,000)	86.98
Nonvested at March 31, 2007	12,000	82.00

As of March 31, 2007, there was $0.4 million of total unrecognized compensation cost related to nonvested restricted share-based compensation arrangements granted under the 2002 Plan. The weighted average recognition period is 1.38 years. No shares of restricted stock vested in the nine months ended March 31, 2007.

During the nine months ended March 31, 2007, 25,000 restricted share units were granted with a zero-value exercise price and an aggregate intrinsic value of $2.4 million. As of March 31, 2007, there was $1.4 million of total unrecognized compensation cost related to restricted share unit compensation arrangements granted under the 2002 Plan. The weighted average recognition period is 2.51 years. No restricted share units vested or were exercisable in the nine months ended March 31, 2007.

Note 7.  Business Segment Data

We design, manufacture and market high-quality, high-fidelity audio products and electronic systems for the automotive, consumer and professional markets. We organize our businesses into reporting segments based upon the end-user markets served. Our chief operating decision makers evaluate performance and allocate resources primarily based on net sales, operating income and working capital in each of the reporting segments. We report on the basis of three segments: Automotive, Consumer and Professional.

Our Automotive segment designs, manufactures and markets audio, electronic and infotainment systems for vehicle applications primarily to be installed as original equipment by automotive manufacturers. Our automotive products and systems are marketed worldwide under brand names including JBL, Infinity, Harman/Kardon, Becker, Logic 7 and Mark Levinson. Our premium branded audio, video, navigation and infotainment systems are offered to automobile manufacturers through engineering and supply agreements. See Note 12 “Significant Customers.” Our Automotive segment also produces personal navigation devices (“PNDs”) and other electronic equipment that are sold to aftermarket retailers.

Our Consumer segment designs, manufactures and markets audio, video and electronic systems for home, mobile and multimedia applications. Our Consumer home products and systems are marketed worldwide under brand names including JBL, Infinity, Harman/Kardon, Lexicon, Mark Levinson and Revel. Our audio and electronic products are offered through audio/video specialty and retail chain stores. Our branded audio products for multimedia applications are focused on retail customers that sell products designed to enhance sound for computers, Apple’s iPods and other MP3 players.

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

The following table reports net sales and operating income (loss) by each reporting segment:

	Three months ended		Nine months ended
	March 31,		March 31,
($000s omitted)	2007	2006	2007	2006
Net sales:
Automotive	$624,855	567,340	1,858,156	1,635,220
Consumer	117,960	106,810	374,097	373,186
Professional	139,956	127,337	407,778	380,374
Total	$882,771	801,487	2,640,031	2,388,780

Operating income (loss):
Automotive	$92,107	91,003	274,683	252,961
Consumer	1,727	5,215	11,979	37,786
Professional	18,857	13,526	56,030	41,377
Other	(10,368)	(10,954)	(37,731)	(39,281)
Total	$102,323	98,790	304,961	292,843

Other operating loss is comprised of activity related to our corporate operations, net of reporting segment allocations.

Note 8.  Derivatives

We use foreign currency forward contracts to hedge a portion of our forecasted foreign currency denominated purchase transactions and the settlement of the associated payables. These forward contracts are designated as foreign currency cash flow hedges and recorded at fair value in the accompanying consolidated balance sheet with a corresponding entry to accumulated other comprehensive income (loss) until the underlying forecasted foreign currency transaction occurs.

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

Changes in the fair value of the derivatives are highly effective in offsetting change in the cash flows of the hedged items because the amounts and the maturities of the derivatives approximate those of the forecasted exposures. When it has been determined that a hedge has become ineffective, the ineffective portion of the hedge is recorded in current earnings.

At March 31, 2007, we had forward contracts maturing through June 2008 to sell Euros and buy U.S. dollars of approximately $87.0 million, and through June 2007 to buy Canadian dollars and sell U.S. dollars of approximately $2.0 million to hedge future foreign currency purchases. At March 31, 2007, the amount associated with these hedges that is expected to be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months is a loss of approximately $1.6 million and thereafter a slight loss. This amount represents the fair market value of foreign currency forward contracts at March 31, 2007. In the nine months ended March 31, 2007, we recognized approximately $2.6 million in net losses from cash flow hedges of forecasted foreign currency transactions compared to $5.3 million in net gains in the same period last year. As of March 31, 2007, we recognized a net gain of $0.2 million in other non-operating income related to the portion of the change in fair value of the derivative instrument attributable to the forward points excluded from the assessment of hedge effectiveness. During the period, there was no amount of ineffectiveness recognized in earnings.

As of March 31, 2007, we also had contracts maturing through June 2007 to purchase and sell the equivalent of $53.4 million of various currencies to hedge foreign currency denominated loans to foreign subsidiaries. These loans are of a long-term investment nature. Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans. At March 31, 2007, the market value of these contracts was a net loss of $0.2 million. These forward contracts are not designated as hedge accounting relationships.

In February 2007, we entered into an interest rate swap to effectively convert interest on an operating lease from a variable rate to a fixed rate in order to hedge the component of rent expense related to forecasted interest payments. The objective of the swap is to offset changes in forecasted interest payments caused by interest rate fluctuations. The interest rate swap is designated as a cash flow hedge and recorded at fair value in the accompanying consolidated balance sheet with a corresponding entry to accumulated other comprehensive income (“OCI”).

At the end of each reporting period the discounted fair value of the swap is calculated. The fair value is recorded as an asset or liability. The accrued but unpaid net interest on the swap is recorded in rent expense. The Company assesses the effectiveness of the hedge and based upon the results the hedging relationship is highly effective in achieving offsetting cash flows attributable to the changes in the interest rate. The effective income (loss) is recorded in accumulated other comprehensive income. If the hedge is determined to be ineffective, the changes in the fair value for the period will be recorded in earnings as part of rent expense.

As of March 31, 2007 the notional amount of the swap was $27.3 million and the amount recorded in other comprehensive income was a slight loss. As of March 31, 2007 the amount associated with the swap that is expected to be recorded in rent expense within the next twelve months is a loss of $0.1 million. There was no amount of ineffectiveness recognized on this hedge contract during the three and nine month periods ended March 31, 2007.

Note 9.  Commitments and Contingencies

As of March 31, 2007, we were involved in several legal actions. The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial position or results of operations. In fiscal 2005, we recorded a $6 million liability for probable unasserted claims. There were no changes in the status of these claims at March 31, 2007.

As of March 31, 2007, our Board of Directors has authorized the repurchase of a total of up to 20 million shares of common stock. During the nine months ended March 31, 2007, we repurchased 1,507,900 shares of our common stock at a total cost of $128.8 million. Through March 31, 2007, we had acquired and placed in treasury a total of 18,198,082 shares of our common stock at a cost of $639.6 million. We have suspended the share repurchase program due to the proposed acquisition of our Company. See Note 14. “Subsequent Events.”

Note 10.  Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The statement permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the impact of SFAS No. 159 on our consolidated financial statements upon adoption in fiscal 2009.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States of America (“GAAP”), and enhances disclosures about fair value measurements. This statement applies when other accounting pronouncements require fair value measurements. It does not require new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not expect SFAS No. 157 to have a material impact on our consolidated financial statements upon adoption in fiscal 2009.

In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires an employer to recognize on its balance sheet the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation. Employers must also recognize as a component of accumulated other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period. SFAS No. 158 requires companies to apply the requirement to recognize the funded status of a benefit plan and the disclosure requirements as of the end of the fiscal years ending after December 15, 2006. We are currently assessing the impact of the adoption of SFAS No. 158 for the 2007 fiscal year end.

In September 2006, the SEC released SEC Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB No. 108 requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. SAB No. 108 allows registrants to record the effects of adopting the guidance as a cumulative-effect adjustment to retained earnings. This adjustment must be reported as of the beginning of the first fiscal year ending after November 15, 2006. We do not expect SAB No. 108 to have a material impact on our consolidated financial statements upon adoption on July 1, 2007.

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

On April 26, 2007, we entered into an Agreement and Plan of Merger with affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and GS Capital Partners (“GSCP”). Due to the occurrence of a potential change in control, we presently anticipate making a contribution of between $15 and $20 million to the SERP during the fourth quarter of fiscal 2007. If, however, within the three-year period following the closing of the proposed acquisition of our Company by affiliates KKR and GSCP any of these key executives terminates employment for any reason other than death, such executive will vest in the right to receive his full benefit accrued under the SERP, without regard to the executive’s length of service. This benefit will commence upon the executive reaching age 65 or, if later, his termination of employment.

Our pension and other postretirement benefit plans are more fully disclosed in Notes 1 and 12 to our Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of Part II to our Annual Report on Form 10-K for the fiscal year ended June 30, 2006. The following table presents the components of net periodic benefit costs for the three months ended March 31, 2007 and 2006:

	Pension benefits		Other postretirement benefits
($000s omitted)	2007	2006	2007	2006
Components of net periodic benefit cost:

Service cost	$386	303	373	400
Interest cost	602	473	788	587
Expected return on plan assets	(33)	(24)	---	---
Amortization of prior service cost	---	---	215	182
Amortization of net loss	---	13	303	368
Net periodic benefit cost	$955	765	1,679	1,537

 The following table presents the components of net periodic benefit costs for the nine months ended March 31, 2007 and 2006.

	Pension benefits		Other postretirement benefits
($000s omitted)	2007	2006	2007	2006
Components of net periodic benefit cost:

Service cost	$1,142	910	1,149	1,200
Interest cost	1,775	1,419	2,020	1,761
Expected return on plan assets	(93)	(72)	---	---
Amortization of prior service cost	---	---	579	546
Amortization of net loss	---	40	1,179	1,104
Net periodic benefit cost	$2,824	2,297	4,927	4,611

During the three and nine months ended March 31, 2007, we made an insignificant contribution to the defined benefit pension plans and expect full year contributions to be immaterial.

Note 12.  Significant Customers

Presented below are the percentages of net sales to and receivables due from customers who represent 10 percent or more of our net sales or accounts receivable:

	Net sales		Receivables
	Nine months ended March 31,		March 31,
	2007	2006	2007	2006
DaimlerChrysler	26%	25	20%	20
Toyota/Lexus	10	9	7	6
Audi/VW	10	8	8	10
BMW	9	10	7	8
Other Customers	45	48	58	56
Total	100%	100	100%	100

We anticipate that DaimlerChrysler, Toyota/Lexus, Audi/VW and BMW will continue to account for a significant portion of our net sales and accounts receivable for the foreseeable future. These automotive customers are not obligated to any long-term purchase of our products. The loss of sales to DaimlerChrysler, Toyota/Lexus, Audi/VW or BMW would have a material adverse effect on our total consolidated net sales, earnings and financial position.

Note 13.  Income Taxes

Income tax expense for the quarter ended March 31, 2007 was $30.9 million, compared to $31.8 million for the same period last year. The effective tax rate for the three months ended March 31, 2007 was 30.5 percent, compared to 33.3 percent in the prior year period. Income tax expense for the nine months ended March 31, 2007 was $94.4 million, compared to $89.5 million for the same period last year. The effective tax rate for the nine months ended March 31, 2007 was 31.2 percent, compared to 32.0 percent in the prior year period. The tax rate for the prior year quarter included a $1.7 million charge for the repatriation of cash from our non-U.S. subsidiaries under the American Jobs Creation Act of 2004. The current year tax rate includes the benefit of the reinstatement of the research and development credit in the United States. We currently expect the tax rate for the full fiscal year 2007 to be approximately 31 to 32 percent.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 Accounting for Income Taxes and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement for a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal 2008. We are currently reviewing the effect of FIN 48 on our financial statements.

 Note 14.  Subsequent Events

On April 26, 2007, we entered into an Agreement and Plan of Merger with affiliates of KKR and GSCP. Under the Agreement and Plan of Merger, we can solicit bids for alternative transactions for a 50-day period ending on June 15, 2007. Completion of the transaction is subject to the approval of our stockholders and other customary closing conditions, including regulatory approvals. For more detailed information, see our Current Report on Form 8-K filed on April 27, 2006.

Item 1A. Risk Factors

In connection with our proposed acquisition by affiliates of KKR and GSCP, the information included in Item 1A, “Risk Factors” of Part 1 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 is updated to include the following:

We cannot provide any assurance that the proposed acquisition will be consummated.

Consummation of the proposed acquisition is subject to the satisfaction of various conditions, including approval of the acquisition by a vote of a majority of the outstanding shares of our common stock, expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other non-U.S. competition laws, and other customary closing conditions described in the acquisition agreement. We cannot guarantee that these closing conditions will be satisfied, that we will receive the required approvals or that the proposed acquisition will be successfully completed. In the event that the proposed acquisition is not completed:

•
management’s and our employees’ attention from our day-to-day business may be diverted because matters related to the proposed acquisition may require substantial commitments of their time and resources;

•	we may lose key employees;

•	our relationships with customers and vendors may be substantially disrupted as a result of uncertainties with regard to our business and prospects;

•	certain costs related to the proposed acquisition, such as legal and accounting fees, are payable by us whether or not the proposed acquisition is completed;

•	under certain circumstances, if the proposed acquisition is not completed, we may be required to pay a termination (break-up) fee of up to $225 million; and

•	the market price of shares of our common stock may decline to the extent that the current market price of those shares reflects a market assumption that the proposed acquisition will be completed.

Any of these events could have a material negative impact on our results of operations and financial condition and could adversely affect the price of our common stock.

We may not be able to attract or retain officers or key employees.

The announcement of the proposed acquisition may have a negative impact on our ability to attract and retain officers and other key employees and/or maintain relationships with key customers and suppliers. These events could have a material negative impact on our results of operations and financial condition.

As a result of the proposed acquisition, we will have substantially more debt.

We will have substantial indebtedness if the proposed acquisition is consummated. There can be no assurance that our businesses will be able to generate sufficient cash flows from operations to meet our anticipated debt service obligations. Our level of indebtedness will have important consequences, including limiting our ability to invest operating cash flow to expand our businesses or execute our strategies, to capitalize on business opportunities and to react to competitive pressures, because we will need to dedicate a substantial portion of these cash flows to service our debt. In addition, we could be unable to refinance or obtain additional financing because of market conditions, high levels of debt and the debt restrictions expected to be included in the debt instruments executed in connection with the consummation of the proposed acquisition. This new indebtedness is expected to contain restrictive covenants, which may adversely affect our ability operate our businesses.

The downgrade in our credit ratings resulting from the announcement of the proposed acquisition could negatively affect our ability to access capital.

In connection with the announcement of the proposed acquisition, Standard & Poor’s Rating Services (S&P) downgraded our corporate credit ratings. Downgrades in our corporate credit ratings generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease and may have other negative consequences on our business.

Most of our large customers, suppliers and counterparties require an expected level of creditworthiness in order for them to enter into transactions with us. As our corporate credit ratings decline, particularly below investment grade, counterparties may decline to do business with us.

In the future, we could have liquidity needs that could be difficult to satisfy under some circumstances.

The inability to raise capital on favorable terms, particularly during times of uncertainty in the financial markets, could impact our ability to sustain and grow our businesses, which would increase our capital costs. Our access to the financial markets could be adversely impacted by the announcement of the proposed acquisition and various other factors, such as:

•	changes in credit markets that reduce available credit or the ability to renew existing liquidity facilities on acceptable terms;

•	changes in interest rates;

•	a deterioration of our credit or a reduction in our credit ratings;

•	a material breakdown in our risk management procedures; and

•	the occurrence of material adverse changes in our businesses that restrict our ability to access the credit markets.

A lack of necessary capital and cash reserves could adversely impact the evaluation of our creditworthiness by counterparties and rating agencies, and would likely increase our capital costs. An increase in our capital costs could have a material negative impact on our results of operations and financial condition.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q, together with Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 (“2006
Form 10-K”). This discussion contains forward-looking statements. See the information under the caption “Forward-Looking Statements” on page 3 of this report.

We begin our discussion with an overview of our company to give you an understanding of our business and the markets we serve. This is followed with a discussion of our results of operations for the three and nine months ended March 31, 2007 and 2006. This discussion includes an analysis of certain significant period-to-period variances in our consolidated statements of operations. We also provide specific information regarding our three reportable business segments. Our liquidity, capital resources and cash flows are discussed under the caption Financial Condition.

Overview

We design, manufacture and market high-quality, high-fidelity audio products and electronic systems for the automotive, consumer and professional markets. We have developed, both internally and through a series of strategic acquisitions, a broad range of product offerings sold under renowned brand names in our principal markets. Our three reportable business segments, Automotive, Consumer and Professional, are based on the end-user markets we serve.

Automotive designs, manufactures and markets audio, electronic and infotainment systems for vehicle applications. Our systems are generally shipped directly to our automotive customers for factory installation. Infotainment systems are a combination of information and entertainment components with features including or controlling GPS navigation, traffic information, cellular phone service, wireless Internet access, security, climate control, driver cameras, digital audio playback and rear seat entertainment. These systems are increasingly developed using scaleable software allowing us to better serve a full range of vehicles from luxury through entry-level. Automotive also markets aftermarket PNDs that are currently sold in Europe. Our PNDs leverage many of the applications developed by our Automotive segment.

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

Our products are sold worldwide, with the largest markets being in the United States and Germany. In the United States, our primary manufacturing facilities are located in California, Indiana, Kentucky, Missouri and Utah. Outside of the United States, we have significant manufacturing facilities in Germany, Austria, the United Kingdom, Mexico, Hungary, France and Switzerland. Our businesses operate using local currencies. Therefore, we are subject to currency fluctuations that are partially mitigated by the fact that we purchase raw materials and supplies locally when possible. Our operating results are especially affected by changes in the exchange rates of the Euro compared to the U.S. dollar since a significant percentage of our sales are in countries where the local currency is the Euro.

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

On April 26, 2007, we announced that we entered into an agreement to be acquired by affiliates of KKR and GSCP, as described above. Under this agreement, we can solicit bids for alternative transactions for a 50-day period ending on June 15, 2007. Completion of the transaction is subject to the approval of our stockholders and other customary closing conditions, including regulatory approvals.

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

Results of Operations

Sales

Our net sales for the quarter ended March 31, 2007 were $882.8 million compared to $801.5 million in the same period last year, an increase of 10 percent. For the nine months ended March 31, 2007, net sales were $2.640 billion compared to net sales of $2.389 billion in the same period last year, an increase of 11 percent. Foreign currency translation contributed approximately $45 million and $107 million, respectively, for the three and nine months ended March 31, 2007. Each of our three operating groups reported higher sales for the three and nine months ended March 31, 2007 when compared to the prior year period as described below.

Presented below is a summary of our net sales by reporting segment:

($000s omitted)	Three months ended March 31,				Nine months ended March 31,
	2007	%	2006	%	2007	%	2006	%
Net sales:
Automotive	$624,855	71%	567,340	71%	$1,858,156	70%	1,635,220	68%
Consumer	117,960	13%	106,810	13%	374,097	14%	373,186	16%
Professional	139,956	16%	127,337	16%	407,778	16%	380,374	16%
Total	$882,771	100%	801,487	100%	$2,640,031	100%	2,388,780	100%

Automotive - Net sales for the quarter ended March 31, 2007 increased $57.5 million, or 10 percent, compared to the same period last year. Foreign currency translation contributed approximately $39 million to the increase in sales. Because a significant percentage of our automotive sales are to customers in Europe, The majority of our foreign currency exposure is in Automotive. Increased sales of our infotainment systems to European automakers also contributed to the increase in sales over the prior period quarter. The primary contributors were higher sales of our audio systems to Toyota/Lexus to support higher production for the new Lexus LS460 and Toyota Camry, higher sales of infotainment systems to Audi for its new Q7 platform and sales increases to Porsche to support higher production for the Cayenne. Net sales increases were offset by lower infotainment sales to Mercedes-Benz due to the phase-out of the current C-Class platform and lower production of the R-Class.

Net sales for the nine months ended March 31, 2007 increased $222.9 million, or 14 percent, compared to the same period last year. Foreign currency translation contributed approximately $90 million to the increase in sales. The primary contributors were strong sales of our infotainment systems to Mercedes-Benz for the S-Class and GL-Class platforms and higher sales to Audi for its new Q7 platform. Sales of audio systems to Toyota/Lexus increased due to a ramp up for the new Lexus LS460 and strong sales of the Toyota Camry. These higher sales were partially offset by lower sales to BMW due to lower vehicle production for the 7-Series. Sales of our aftermarket products were higher due to the introduction of Becker PNDs in Europe.

Consumer - Net sales for the quarter ended March 31, 2007 increased $11.2 million, or 10 percent, compared to the same period last year. Foreign currency translation contributed approximately $4 million to the increase in sales compared to the prior year period. The increase in net sales was primarily due to higher sales of multimedia products in Europe, including OnStage and OnTime, which are accessories for the Apple iPod, and higher sales of Harman/Kardon home electronic products. These sales increases were partially offset by lower North America sales of Infinity loudspeakers and Harman/Kardon electronics due to the decision to exit distribution through a major North American retailer and a decline in multimedia sales in North America due to increased competition.

Net sales for the nine months ended March 31, 2007 increased $0.9 million compared to the same period last year. Foreign currency translation contributed approximately $11 million to the sales increase compared to the prior year period. Sales on a constant dollar basis declined due to lower North America multimedia sales due to increased competition and lower Infinity loudspeaker and Harman/Kardon electronics sales due to the decision to exit distribution through a major retailer in North America. These sales decreases were partially offset by strong multimedia sales in Europe.

Professional - Net sales for the quarter ended March 31, 2007 increased $12.6 million, or 10 percent, compared to the same period last year. Foreign currency translation contributed approximately $2 million to the increase in sales compared to the prior year. The increase in sales compared to the same period last year was primarily due to higher sales of products utilizing the HiQnet protocol due to the introduction of the JBL Professional and Crown line of powered speakers. Recently introduced digital consoles from Soundcraft and Studer also added to the sales increase.

Net sales for the nine months ended March 31, 2007 increased $27.4 million, or 7 percent, compared to the same period last year. Foreign currency translation contributed approximately $6 million to the increase in sales compared to the prior year. Professional sales were higher due to an increase in sales of JBL Professional and Crown products to our major US retailers. These increases were partially offset by lower DigiTech and BSS sales due to a softer domestic retail market and the delayed release of several new musician products.

Gross Profit

Gross profit as a percentage of net sales decreased 0.5 percentage points to 34.6 percent for the quarter ended March 31, 2007 compared to 35.1 percent of net sales in the same period last year. Gross profit as a percentage of net sales was 34.6 percent for the nine months ended March 31, 2007 compared to 35.7 percent of net sales in the same period in the prior year.

Presented below is a summary of our gross profit by reporting segment:

($000s omitted)	Three months ended March 31,				Nine months ended March 31,
	2007	Percent of net sales	2006	Percent of net sales	2007	Percent of net sales	2006	Percent of net sales
Gross Profit:
Automotive	$221,310	35.4%	200,575	35.4%	$661,470	35.6%	591,757	36.2%
Consumer	30,978	26.3%	33,426	31.3%	97,521	26.1%	124,492	33.4%
Professional	54,337	38.8%	48,866	38.4%	157,061	38.5%	142,105	37.4%
Other	(1,250)	---	(1,250)	---	(3,750)	---	(4,673)	---
Total	$305,375	34.6%	281,617	35.1%	$912,302	34.6%	853,681	35.7%

Automotive - For the quarter ended March 31, 2007, gross profit as a percentage of net sales was the same as the prior year period. Gross profit as a percentage of net sales decreased 0.6 percentage points for the nine months ended March 31, 2007 compared to the same period in the prior year. The gross margin percentage decrease for the nine month period was primarily related to changes in product mix due to increased sales of lower margin products compared to the prior year period.

Consumer - Gross profit as a percentage of net sales decreased 5.0 percentage points for the quarter ended March 31, 2007 compared to the same period in the prior year. Gross profit as a percentage of net sales decreased 7.3 percentage points for the nine months ended March 31, 2007 compared to the same period in the prior year. For the three and nine months, gross margins were lower primarily due to increased competition in the North American and International multimedia markets.

Professional - Gross profit as a percentage of net sales increased 0.4 percentage points for the three months ended March 31, 2007 compared to the same period in the prior year. For the three months, gross margins as a percentage of net sales were higher primarily due to the introduction of new products with higher margins. Gross profit as a percentage of net sales increased 1.1 percentage points for the nine months ended March 31, 2007 compared to the same period in the prior year. For the nine months, gross margins as a percentage of net sales were higher due to the positive effect of new product introductions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”), as a percentage of net sales, increased 0.2 percentage points for the quarter ended March 31, 2007 compared to the same period in the prior year. The increase is primarily due to higher research and development costs incurred to support new infotainment system programs for automotive customers. Research and development costs were $90.1 million or 10.2 percent of net sales for the quarter ended March 31, 2007 compared to $73.7 million or 9.2 percent of net sales, in the same period last year. For the nine-month period ended March 31, 2007, SG&A expenses decreased 0.5 percentage points compared to the same period last year. The decrease is primarily due to cost controls in selling, general and administrative, advertising and promotion expenses offset by higher research and development costs. Research and development costs for the nine months ended March 31, 2007 were $263.0 million or 10 percent of net sales compared to $217.4 million or 9.1 percent of net sales for the same period last year. We presently expect research and development costs to decrease as a percentage of net sales in fiscal 2008.

During the fourth quarter of fiscal 2006, we initiated a restructuring program designed to increase efficiencies in our manufacturing facilities and to realign our engineering organization. SG&A expenses associated with this program were $0.5 million for the three months ended March 31, 2007. We also made cash payments, primarily for severance, of $1.7 million under this program during the third quarter ended March 31, 2007.  Since the inception of the restructuring program, we have incurred costs of approximately $12 million. We presently expect to record an additional $4 million in future periods in connection for this program for total restructuring costs of approximately $16 million.

Presented below is a summary of SG&A expenses by reporting segment:

($000s omitted)	Three months ended March 31,				Nine months ended March 31,
	2007	Percent of net sales	2006	Percent of net sales	2007	Percent of net sales	2006	Percent of net sales
SG&A Expenses:
Automotive	$129,203	20.7%	109,572	19.3%	$386,787	20.8%	338,796	20.7%
Consumer	29,251	24.8%	28,211	26.4%	85,542	22.9%	86,706	23.2%
Professional	35,480	25.4%	35,340	27.8%	101,031	24.8%	100,728	26.5%
Other	9,118	---	9,704	---	33,981	---	34,608	---
Total	$203,052	23.0%	182,827	22.8%	$607,341	23.0%	560,838	23.5%

Automotive - SG&A expenses as a percentage of net sales increased 1.4 percentage points for the quarter ended March 31, 2007 compared to the same period last year. SG&A expenses increased due to higher research and development costs. Research and development expenses were $71.9 million, or 11.5 percent of net sales, for the quarter ended March 31, 2007 compared to $55.4 million, or 9.8 percent of net sales, in the prior year. SG&A expenses as a percentage of net sales for the nine months ended March 31, 2007 were approximately the same as the nine months ended March 31, 2006. SG&A as a percentage of net sales included higher research and development costs offset by reductions in other administrative expenses.  For the nine months ended March 31, 2007, research and development expenses were $210.4 million, or 11.3 percent of net sales, compared to $165.6 million, or 10.1 percent of net sales, for the same period in the prior year.

Consumer - SG&A expenses as a percentage of net sales decreased 1.6 percentage points for the quarter ended March 31, 2007 compared to the same period last year. SG&A expenses as a percentage of net sales decreased due to lower research and development costs. For the quarter ended March 31, 2007, research and development expenses were $8.8 million, or 7.5 percent of net sales compared to $9.3 million, or 8.7 percent of net sales for the same period last year. For the nine months ended March 31, 2007, SG&A expenses as a percentage of net sales decreased 0.3 percentage points compared to the same period last year. For the nine month period, SG&A as a percentage of net sales decreased primarily due to lower personnel costs and research and development expenses partially offset by higher selling and advertising expenses. For the nine-month period ended March 31, 2007, research and development expenses were $26.0 million compared to $26.9 million, in the same period last year.

Professional - SG&A expenses as a percentage of net sales decreased 2.4 percentage points for the quarter ended March 31, 2007 when compared to the prior year. SG&A as a percentage of net sales decreased primarily due to lower research and development expenses as a percentage of net sales and higher expenses in the prior year related to a distribution realignment at AKG. Research and development expenses were $9.4 million, or 6.7 percent of net sales for the quarter ended March 31, 2007 compared to $9.0 million, or 7.1 percent of net sales in the same period last year. SG&A expenses as a percentage of net sales decreased 1.7 percentage points for the nine months ended March 31, 2007 compared to the same period last year. SG&A as a percentage of net sales decreased primarily due to higher expenses in the prior year related to a distribution and manufacturing realignment at AKG. Research and development expenses were $26.4 million or 6.5 percent of net sales for the nine months ended March 31, 2007 compared to $24.8 million or 6.5 percent in the same period last year.

Other - Corporate SG&A expenses decreased by $0.6 million in both the three and nine months periods ended March 31, 2007, when compared to the same periods in the prior year.

Operating Income

Operating income for the quarter ended March 31, 2007 was $102.3 million, or 11.6 percent of net sales compared to $98.8 million, or 12.3 percent of net sales in the same period last year. Operating income for the nine months ended March 31, 2007 was $305.0 million, or 11.6 percent of net sales compared to $292.8 million, or 12.3 percent of net sales in the same prior year period. The decrease in operating margins as a percentage of net sales for the three and nine months was primarily the result of higher research and development costs.

Interest Expense, Net

Interest expense is reported net of interest income in our consolidated statements of operations. Net interest expense for the three and nine months ended March 31, 2007 was $0.3 million and $1.0 million, respectively. In the same periods last year, net interest expense was $2.5 million and $10.9 million, respectively. For the quarter, interest expense, net, included $2.4 million of gross interest expense and $2.1 million of interest income. For the same period in the prior year, interest expense, net, included $6.1 million of gross interest expense and $3.6 million of interest income. For the nine months ended March 31, 2007, interest expense, net, included $7.1 million of gross interest expense and $6.1 million of interest income. For the same period last year, interest expense net, included $18.2 million of gross interest expense and $7.3 million of interest income.

Interest expense, net decreased primarily due to the repayment of debt. Weighted average borrowings outstanding were $176.0 million for the quarter ended March 31, 2007 compared to $344.4 million for the same period in the prior year. Weighted average borrowings outstanding were $175.3 million for the nine months ended March 31, 2007 compared to $361.0 million for the same period in the prior year. For the three and nine months ended March 31, 2006, the weighted average borrowings excluded the average fair value of the interest rate swaps of $1.4 million, and $3.2 million, respectively. There were no interest rate swaps on our outstanding debt at March 31, 2007.

The weighted average interest rate on borrowings was 5.4 percent for the three and nine months ended March 31, 2007. The weighted average interest rates for the comparable periods in the prior year were 7.1 percent and 6.7 percent, respectively. The weighted average interest rate decreased due to lower rates on current outstanding debt and the repayment of fixed-rate debt with higher interest rates.

Miscellaneous Expenses

Miscellaneous, net expenses were $0.5 million for the quarter ended March 31, 2007 and $1.9 million for the nine months ended March 31, 2007 compared to $0.9 million and $2.6 million, respectively, in the same periods last year. Miscellaneous net, primarily consists of bank charges for the three and nine months ended March 31, 2007.

Income Taxes

Income tax expense for the quarter ended March 31, 2007 was $30.9 million compared to $31.8 million for the same period last year. The effective tax rate for the three months ended March 31, 2007 was 30.5 percent compared to 33.3 percent in the prior year period. Income tax expense for the nine months ended March 31, 2007 was $94.4 million compared to $89.5 million for the same period last year. The effective tax rate for the nine months ended March 31, 2007 was 31.2 percent compared to 32.0 percent in the prior year period. The tax rate for the prior year quarter included a $1.7 million charge for the repatriation of cash from our non-U.S. subsidiaries under the American Jobs Creation Act of 2004. Current year rates reflect the benefit of the reinstatement of the research and development credit in the United States. We currently expect the tax rate for the full fiscal year 2007 to be approximately 31 to 32 percent.

Financial Condition

Liquidity and Capital Resources

We primarily finance our working capital requirements through cash generated by operations, trade credit and borrowings under our revolving credit facility. Cash and cash equivalents were $97.0 million at March 31, 2007 compared to $291.8 million at June 30, 2006. During the nine-month period, cash was primarily used to repurchase shares of our common stock, meet our working capital needs, pay income taxes and reduce our outstanding debt.

We will continue to have cash requirements to support seasonal working capital needs, capital expenditures, interest, principal and dividend payments, capital expenditures and debt repurchases. We intend to use cash on hand, cash generated by operations and borrowings under our revolving credit facility to meet these requirements. We believe that cash from operations and our borrowing capacity will be adequate to meet our operating cash requirements prior to the closing of the proposed acquisition of our Company by affiliates of KKR and GSCP, and if the closing does not occur, over the next twelve months. We present below a more detailed discussion of our cash flow activities during the nine months ended March 31, 2007.

Operating Activities

For the nine months ended March 31, 2007, our cash flows from operations were $47.1 million compared to $241.3 million during the same period last year. The decrease in operating cash flows was primarily due to higher working capital requirements and significant tax payments, primarily in Germany.

At March 31, 2007, net working capital, excluding cash and short term debt, was $387.1 million compared to $106.7 million at June 30, 2006. The $280.4 million increase was primarily due to higher inventory levels to support increased sales to our automotive customers and to support our newly developed PND market in Europe. Higher accounts receivable due to higher sales during the nine months ended March 31, 2007 also contributed to the working capital increase.

Investing Activities

We had capital expenditures of $84.4 million during the nine months ended March 31, 2007 compared to $75.0 million for the same period last year. The increase is primarily due to investments in our manufacturing facilities and ramp-up of production at our manufacturing facility in Missouri. We anticipate total capital expenditures for fiscal 2007 to be approximately $150 million.

Financing Activities

During the nine months ended March 31, 2007, we paid $128.8 million to repurchase 1,507,900 shares of our common stock. Since the inception of our share repurchase program in June 1998, we have acquired and placed into treasury 18,198,082 shares. At March 31, 2007, we had the authority to purchase up to 1.8 million additional shares of our common stock under our current share repurchase program. We have suspended the share repurchase program due to the proposed acquisition of our Company by affiliates of KKR and GSCP.

Our total debt at March 31, 2007 was $159.6 million, primarily comprised of $136.7 million of borrowings under our revolving credit facility. Also included in total debt was $16.5 million principal amount of 7.32 percent senior notes due July 1, 2007 and capital leases and other short-term borrowings of $6.4 million.

We have a $300 million committed multi-currency revolving credit facility that expires in June 2010. The interest rate on the revolving credit facility at March 31, 2007 is LIBOR plus 40 basis points. At June 30, 2006, we had outstanding borrowings of $159.9 million under our revolving credit facility. At March 31, 2007, we had reduced the balance by $23.2 million to $136.7 million. At March 31, 2007 we had borrowings of $136.7 million and outstanding letters of credit of $5.4 million under this facility. Unused availability under the revolving credit facility was $157.9 million at March 31, 2007.

Our long-term debt agreements contain financial and other covenants that, among other things, limit our ability to incur additional indebtedness, restrict subsidiary dividends and distributions, limit our ability to encumber certain assets and restrict our ability to issue capital stock of our subsidiaries. Our long-term debt agreements permit us to pay dividends or repurchase our capital stock without any dollar limitation provided that we would be in compliance with the financial covenants in our revolving credit facility after giving effect to such dividend or repurchase. At March 31, 2007, we were in compliance with the terms of our long-term debt agreements.

Equity

Total shareholders’ equity at March 31, 2007 was $1.364 billion compared with $1.228 billion at June 30, 2006. The increase is primarily due to net income of $209.0 million and favorable foreign currency translation increase of $23.2 million offset by share repurchases of $128.8 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are required to include information about potential effects of changes in interest rates and currency exchange rates in our periodic reports filed with the Securities and Exchange Commission. Since June 30, 2006, there have been no material changes in the quantitative or qualitative aspects of our market risk profile.

Interest Rate Sensitivity/Risk

At March 31, 2007, interest on approximately 10 percent of our borrowings was determined on a fixed-rate basis. The interest rates on the balance of our debt are subject to changes in U.S. and European short-term interest rates. To assess exposure to interest rate changes, we have performed a sensitivity analysis assuming a hypothetical 100 basis point increase or decrease in interest rates across all outstanding debt and investments.

Our analysis indicates that, based on our March 31, 2007 positions, the impact of such changes in interest rates would increase or decrease net income by approximately $0.3 million for the nine months ended March 31, 2007.

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

The effect of changes in currency exchange rates, principally the change in the value of the Euro compared to the U.S. dollar, has an impact on our reported results when the financial statements of non-U.S. subsidiaries are translated into U.S. dollars. Over half of our sales are now denominated in Euros. Currency translation for the Euro versus the U.S. dollar had a significant impact on earnings for the nine months ending March 31, 2007 compared to the same period in the prior year due to the strengthening of the Euro relative to the U.S. dollar. The nine month average exchange rate for the Euro versus the U.S. dollar increased seven percent from the prior year’s nine month average exchange rate.

To assess exposure to changes in currency exchange rates, we prepared an analysis assuming a hypothetical 10 percent change in currency exchange rates across all currencies used by our subsidiaries. This analysis indicated that a 10 percent increase or decrease in exchange rates would have increased or decreased income before income taxes by approximately $28 million for the nine months ended March 31, 2007.

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

Part II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our repurchases of common stock for each month in the third quarter of fiscal 2007:

Issuer Purchases of Equity Securities

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

January 1, 2007 through January 31, 2007	90,000	$96.06	90,000	2,298,718
February 1, 2007 through February 28, 2007	496,800	94.78	496,800	1,801,918
March 1, 2007 through March 31, 2007	---	---	---	1,801,918
	586,800	$94.98	586,800	1,801,918	(1)

(1)  Our share repurchase program was first publicly announced on June 16, 1998. In August 2005, the Board authorized the purchase of up to an additional four million shares, bringing the total authorized to 20 million shares. The total number of shares repurchased through March 31, 2007 was 18,198,082. We have suspended the share repurchase program due to the proposed acquisition of our Company by affiliates of KKR and GSCP.

For a description of limitations on repurchases of shares and on the payment of dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition.”

 Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K

2.1
Agreement and Plan of Merger, dated as of April 26, 2007, among Harman International Industries, Incorporated, KHI Parent Inc. and KHI Merger Sub Inc. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the Commission on April 27, 2007 and hereby incorporated by reference).

10.1	Benefit Agreement of Kevin Brown, dated April 30, 2007, under our Supplemental Executive Retirement Plan.

31.1	Certification of Sidney Harman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin L. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Sidney Harman and Kevin L. Brown, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, Harman International Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harman International Industries, Incorporated
(Registrant)

Date: May 10, 2007	By: /s/ Kevin L. Brown
Kevin L. Brown
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 10, 2007	By: /s/ Sandra B. Robinson
Sandra B. Robinson
Vice President - Financial Operations and Chief Accounting Officer (Principal Accounting Officer)