Form 10-K
period 2007-06-30
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2007-08-29
CIK 800459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

      FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007
Commission File Number 001-09764

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐   No  ☒

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 29, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was $5,996,542,750 based upon the closing price of the shares on the New York Stock Exchange on that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 65,240,401 shares of common stock, par value $.01 per share, as of August 27, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the registrant’s definitive Proxy Statement relating to the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III.

INDEX
			Page

Forward–Looking Statements			i

Part I
Item	1.	Business	1
Item	1A.	Risk Factors	9
Item	1B.	Unresolved Staff Comments	15
Item	2.	Properties	16
Item	3.	Legal Proceedings	17
Item	4.	Submission of Matters to a Vote of Security Holders	18
		Executive Officers of the Registrant	18

Part II
Item	5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19
Item	6.	Selected Financial Data	20
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	35
Item	8.	Financial Statements and Supplementary Data	37
Item	9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	72
Item	9A.	Controls and Procedures	72
Item	9B.	Other Information	72

Part III
Item	10.	Directors, Executive Officers and Corporate Governance	72
Item	11.	Executive Compensation	74
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	74
Item	13.	Certain Relationships and Related Transactions, and Director Independence	74
Item	14.	Principal Accounting Fees and Services	74

Part IV
Item	15.	Exhibits and Financial Statement Schedules	75

Signatures			79

The page numbers in this Table of Contents reflect actual page numbers, not EDGAR page tag numbers.

References to “Harman International,” “Harman,” the “company,” “we,” “us” and “our” in this Form 10-K refer to Harman International Industries, Incorporated and its subsidiaries unless the context requires otherwise.

Forward–Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You should not place undue reliance on these statements. Forward-looking statements include information concerning possible or assumed future results of operations, capital expenditures, the outcome of pending legal proceedings and claims, including environmental matters, goals and objectives for future operations, including descriptions of our business strategies and purchase commitments from customers. These statements are typically identified by words such as “believe,” “anticipate,” “expect,” “plan,” “intend,” “estimate” and similar expressions. We base these statements on particular assumptions that we have made in light of our industry experience, as well as our perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read and consider the information in this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in, or incorporated by reference into, this report will in fact transpire.

You should carefully consider the risks described below and the other information in this report.  Our operating results may fluctuate significantly and may not meet our expectations or those of securities analysts or investors.  The price of our stock would likely decline if this occurs.  In addition, the proposed acquisition of our company by KHI Parent Inc. (“Parent”), a company formed by investment funds affiliated with Kohlberg, Kravis Roberts & Co. L.P. (“KKR”) and GS Capital Partners VI Fund, L.P. and its related funds, which are sponsored by Goldman, Sachs & Co. (“GSCP”), as reported on our current report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2007, may cause the price of our stock to fluctuate significantly.

Factors that may cause fluctuations in our operating results and/or the price of our common stock include, but are not limited to, the following:

•
the occurrence of any event or other circumstances that could give rise to termination of the merger agreement and the fact that a termination under some circumstances could require our company to reimburse Parent’s out-of-pocket transaction expenses up to $20 million and pay a termination fee of up to $225 million (less any transaction expenses reimbursed);

•	the outcome of any litigation and judicial actions that have been or may be instituted against our company, Parent and others relating to the merger agreement;

•
the inability to complete the merger due to failure to obtain stockholder approval or the failure to satisfy other conditions to complete the merger, including the inability of Parent and its affiliates to obtain regulatory approvals, as required by the merger agreement;

•	the possibility that the merger may involve unexpected costs;

•
the failure of Parent or its affiliates to obtain the necessary debt financing arrangements set forth in the commitment letters received in connection with the merger agreement, including as the result of the recent disruptions in the debt capital markets;

•	the failure of the merger to close for any other reason or any significant delay in the expected completion of the merger;

•
risks that the proposed transaction disrupts our company’s current plans and operations, and the potential difficulties for our company’s employee retention as a result of the announcement or completion of the merger;

        i

Forward–Looking Statements (continued)

•	the effect of the announcement or completion of the merger on our company’s customer and supplier relationships, operating results and business generally;

•	the impact of the substantial indebtedness incurred to finance the merger;

•	the amount of costs, fees, expenses and charges related to the merger and the actual terms of the financings to be obtained in connection with the merger;

•	the diversion of our company’s management’s and employees’ attention from day-to-day business;

•	changes in laws, including increased tax rates, changes in regulations or accounting standards, third-party relations and approvals, and decisions of courts, regulators and governmental bodies;

•	automobile industry sales and production rates and the willingness of automobile purchasers to pay for the option of a premium audio system and/or a multi-function infotainment system;

•	changes in consumer confidence and spending;

•	fluctuations in currency exchange rates and other risks inherent in international trade and business transactions;

•	our ability to satisfy contract performance criteria, including technical specifications and due dates;

•	our ability to design and manufacture our products profitably under our long-term contractual commitments;

•	the loss of one or more significant customers, including our automotive manufacturer customers;

•	competition in the automotive, consumer or professional markets in which we operate;

•	model-year changeovers in the automotive industry;

•	changes in general economic conditions and specific market conditions;

•	our ability to enforce or defend our ownership and use of intellectual property;

•	our ability to effectively integrate acquisitions made by our company;

•	strikes, work stoppages and labor negotiations at our facilities, or at a facility of one of our significant customers; or work stoppages at a common carrier or a major shipping location;

•	the outcome of pending or future litigation and administrative claims, including patent and environmental matters; and

•	world political stability.

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results, results of operations and/or the price of our common stock and  could cause actual results to differ materially from those expressed in the forward-looking statements. As a result, the foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission.  For additional information regarding certain factors that may cause our actual results to differ from those expected or anticipated, see the information under the caption “Risk Factors” which is located in Item 1A of Part I of this report.

        ii

Part I

Item 1.  Business

Harman International Industries, Incorporated was incorporated in Delaware in 1980.

We believe we are a worldwide leader in the development, manufacture and marketing of high-quality, high fidelity audio products and electronic systems. We have developed, both internally and through a series of strategic acquisitions, a broad range of product offerings sold under renowned brand names in our principal markets. We believe that we are a leader in digitally integrated infotainment systems for the automotive industry. We believe our JBL, Infinity, Harman/Kardon, Mark Levinson and Becker brand names are well known worldwide for premium quality and performance. We have built these brands by developing our world-class engineering, manufacturing and marketing competences and have employed these resources to establish our company as a worldwide leader in the markets we serve.

We report our business on the basis of three segments: Automotive, Consumer and Professional. For additional information about these segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of this report and Note 13, Business Segment Data, to our consolidated financial statements located in Item 8 of Part II of this report.

Our Automotive segment designs, manufactures and markets audio, electronic and infotainment systems for vehicle applications primarily to be installed as original equipment by automotive manufacturers. Our automotive products are marketed worldwide under brand names including JBL, Infinity, Mark Levinson, Harman/Kardon, Logic 7, Lexicon and Becker. Through engineering and supply agreements, our premium audio systems and infotainment product offerings are sold to a number of global automotive manufacturers including DaimlerChrysler, Mercedes-Benz, the BMW Group, Toyota/Lexus, Audi/VW, Porsche, Land Rover, Hyundai, and PSA Peugeot Citroën. We also produce a Harman/Kardon branded infotainment system for Harley-Davidson touring motorcycles. Our infotainment systems are a combination of information and entertainment components that may include or control GPS navigation, traffic information, voice-activated telephone and climate control, rear seat entertainment, wireless Internet access, hard disk recording, MP3 playback and a high-end branded audio system. These systems include scaleable software to allow us to better serve a full range of vehicles from luxury through entry-level. Our Automotive segment also produces personal navigation devices (“PNDs”) that are primarily sold in Europe.

Our Consumer segment designs, manufactures and markets audio, video and electronic systems for home, mobile and multimedia applications. Our Consumer home products and systems are marketed worldwide under brand names including JBL, Infinity, Harman/Kardon, Lexicon, Mark Levinson and Revel. Our audio and electronic systems are recognized throughout the world for superior sound quality and high performance. Our home product applications include systems to provide high-quality audio throughout the home and our mobile products include an array of aftermarket systems to deliver audio entertainment and navigation in the vehicle. Our home and mobile audio and electronic products are offered primarily through audio/video specialty stores and retail chain stores such as Best Buy, MediaMarkt and Fnac.  Our branded audio products for multimedia applications are primarily focused on products designed to enhance sound for Apple’s iPods and iPhones, computers, headphones and other MP3 players and are sold in retail stores such as the Apple stores, Best Buy and Target.

Our Professional segment designs, manufactures and markets loudspeakers and electronic systems used by audio professionals in concert halls, stadiums, airports, houses of worship and other public spaces. We also design products for recording, broadcast, cinema and music reproduction applications, and we provide high-quality products to the sound reinforcement, music instrument support and broadcast and recording segments of the professional audio market.  Our Professional products are marketed worldwide under brand names including JBL Professional, AKG, Crown, Soundcraft, Lexicon, DigiTech, dbx and Studer.

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

Our results of operations depend on our sales of audio products and electronic systems in the automotive, consumer and professional markets. Our products are sold worldwide, with the largest markets being the United States and Germany. A significant portion of our revenues is Euro denominated.

We believe significant growth opportunities continue to exist with automotive manufacturers through an increase in the number of models offering our audio, navigation and infotainment systems, supply agreements with additional automakers, increases in per-vehicle content through the provision of integrated infotainment systems with premium branded audio systems, higher penetration levels of audio and infotainment systems within existing models and providing systems that will include additional functionality such as driver assist safety measures. We believe significant growth opportunities exist in the consumer electronics market as the home and multimedia technologies continue to converge. We also believe growth opportunities exist in the professional markets as we expect our HiQnet system protocol to allow us to capitalize on these opportunities as this technology simplifies the interaction of our products and provides users with an incentive to purchase complete HiQnet compatible systems.

Proposed Agreement and Plan of Merger

On April 26, 2007, we entered into an Agreement and Plan of Merger with KHI Parent Inc., a company formed by investment funds affiliated with KKR and GSCP.  The merger agreement provides for the merger of KHI Merger Sub Inc. with and into our company, with our company surviving the merger as a wholly owned subsidiary of Parent.  KHI Merger Sub and Parent were formed to acquire our company.

If the merger agreement is adopted by our stockholders and the merger is completed, our stockholders will be entitled to receive $120.00 in cash, without interest, for each share of Harman common stock owned at the completion of the merger.  As an alternative to receiving the $120.00 per share, our stockholders have the opportunity to elect, on a purely voluntary basis, to exchange some or all of their shares of Harman common stock, on a one-for-one basis, for shares of common stock of Parent.  The right to elect to receive shares of Parent common stock is available to all Harman stockholders and option holders.  However, the number of Parent shares our stockholders and option holders will receive may be less than they request in the event that elections to receive shares of Parent common stock would require Parent to issue more than 8,333,333 shares of Parent common stock.  This number of Parent shares represents approximately 27% of the equity interests in Parent that will be outstanding immediately following the merger based on the expected equity financing for the merger.  If the total elections for Parent shares exceed that maximum number, then the shares of Parent common stock will be allocated to electing Harman stockholders and option holders on a pro rata basis and the remaining Harman shares and options will be converted into cash.

Our Board of Directors, upon the recommendation of a committee of independent directors, has unanimously approved and declared advisable the merger agreement and the transactions contemplated by the merger agreement, determined that the terms of the merger agreement are fair to, and in the best interests of, our company and our stockholders and resolved to recommend that our stockholders vote in favor of the adoption of the merger agreement.

Completion of the merger is subject to the approval of our stockholders and other customary closing conditions, including regulatory approvals and antitrust clearances.  We presently anticipate that the merger will be completed in the fourth quarter of calendar year 2007.

Products

Automotive

We believe that we are a leader in developing and manufacturing high-quality, high fidelity digitally-integrated infotainment systems and premium branded audio systems for automobiles.

The automotive market is currently experiencing unprecedented consumer demand for information and entertainment in the car. We have developed leading technical competencies to address this demand. Our infotainment systems are a combination of information and entertainment components that may include or control GPS navigation, traffic information, voice-activated telephone and climate control, rear seat entertainment, wireless Internet access, hard disk recording, MP3 playback and a high-end branded audio system.  These systems include scaleable software to allow us to better serve a full range of vehicles from luxury through entry-level. In fiscal 2007, we supplied infotainment systems for vehicles manufactured by Mercedes-Benz, BMW, Porsche, Audi, Hyundai, Chrysler, Renault, PSA Peugeot Citroën and Land Rover. Our business objective is to maintain our leadership position in the infotainment business.

We continue to leverage our expertise in the design and manufacture of premium branded audio systems, as well as the reputation for quality associated with our JBL, Infinity, Harman/Kardon, Mark Levinson, Becker and Lexicon brand names. As a result of our well-established relationships with automobile manufacturers, our engineers are engaged early in the vehicle design process to develop systems that optimize acoustic performance and minimize weight and space requirements. Our Infinity branded car audio systems are offered by DaimlerChrysler and Mitsubishi, in North America.  DaimlerChrysler’s Mercedes-Benz Division, the BMW Group, Land Rover, Porsche, GM and Saab provide Harman/Kardon branded audio systems in their vehicles. Our premium Mark Levinson digital audio system is offered by Lexus and Rolls Royce.  Rolls Royce vehicles come standard with a Lexicon branded audio system. Toyota, PSA Peugeot Citroën and Hyundai/Kia offer our JBL branded audio systems.

In the future, we expect our infotainment systems will also provide driver assist capabilities such as pre-crash emergency braking, full speed adaptive cruise control, sleep guarding, lane departure warnings and night vision.

Consumer

We manufacture loudspeakers under the JBL, Infinity, Harman/Kardon and Revel brand names for the consumer home audio market. These loudspeaker lines include models designed for two-channel stereo and multi-channel surround sound applications for the home and in a wide range of performance choices, including floor standing, bookshelf, powered, low frequency, in-wall, wireless and all-weather as well as in styles and finishes ranging from high gloss lacquers to genuine wood veneers. The JBL and Infinity product lines also include car loudspeakers, amplifiers, subwoofers and crossover products sold in the aftermarket as well as marine speakers intended for use on boats.

We also offer a broad range of consumer audio electronics under the Harman/Kardon, Mark Levinson and Lexicon brand names. Our Harman/Kardon home electronics line includes audio/video receivers featuring Logic 7, Dolby Digital and DTS surround sound processing capabilities and multi-channel amplifiers, DVD players and CD players. We design and manufacture high-end electronics, including amplifiers, digital signal processors, compact disc players and transports, DVD transports and surround sound processors that we market under the renowned Mark Levinson brand. We believe that we are a leader in the design and manufacture of high-quality home theater surround sound processors and amplifiers under the Lexicon name. Lexicon was a pioneer in the development of digital signal processors for the professional audio market.  We have successfully transferred Lexicon’s professional audio expertise to produce excellent consumer products.

In the multimedia market, we offer branded iPod® docking devices such as JBL On Stage TM II, JBL Onstage TM Micro,® JBL Radial TM, JBL Radial TM Micro, JBL® On Time TM, Harman/Kardon Go +Play TM, and PC related devices such as JBL Creature TM II, JBL Spot TM, JBL Spyro TM, JBL Duet TM, and Harman/Kardon Soundsticks® II.  We also offer a wide variety of headphone devices.  Our products add greater functionality for computers and the successful iPod® by Apple as well as other MP3 players. Our new Harman/Kardon Drive + PlayTM 2 provide full music control and interface with a highly visible display for the use of these devices in automobiles.  Music management allows for choice by artist, album, song, genre, composer and play list. We believe our products facilitate the transfer of music and data from the home to the car and back.  We also offer aftermarket personal navigation devices such as Guide + Play TM GPS-500, which is a portable GPS navigator and digital audio/video player.

Professional

Our Professional products include loudspeakers and electronic equipment that are marketed under what we believe are some of the most respected brand names in the industry, including JBL Professional, Crown, Soundcraft, Lexicon, DigiTech, AKG, BSS, dbx and Studer.

The Professional market is increasingly moving to digital technology. We believe that we are a leader in this market. Our Professional segment derives value from our ability to share research and development, engineering talent and other digital resources among its business units. Soundcraft, Studer, Crown, Lexicon, DigiTech, dbx and BSS each have substantial digital engineering resources and work together to achieve common goals by sharing resources and technical expertise.

Our Professional loudspeakers are well known for high-quality and superior sound. JBL Professional branded products include studio monitors, loudspeaker systems, powered loudspeakers, sound reinforcement systems, cinema systems, surround sound systems and industrial loudspeakers.

Our Professional electronic products are recognized for high quality and reliability. We market these products on a worldwide basis under various trade names, including Crown, Soundcraft, Lexicon, DigiTech, AKG, BSS, dbx and Studer. These products are often sold in conjunction with our JBL Professional loudspeakers and certain products are integrated into JBL loudspeakers.

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

Our Automotive manufacturing facilities in Europe are located in Germany, the United Kingdom, Sweden, France and Hungary.  Our European facilities are primarily used to manufacture infotainment systems and automotive navigation and audio systems. In North America, we manufacture loudspeakers in Indiana, Kentucky and Mexico and manufacture electronics in California, Kentucky and Missouri.  In addition, we are currently building a new facility in Suzhou, China where we will manufacture automotive loudspeakers and amplifiers.  Production at the Suzhou facility is expected to start in June 2008.

Our Consumer manufacturing facilities are located in California, Massachusetts, Mexico and China. Our loudspeaker manufacturing capabilities include the production of high-gloss lacquer and wooden veneer loudspeaker enclosures, wire milling, voice coil winding and the use of computer controlled lathes and other machine tools to produce precision components.

In North America, our principal Professional manufacturing facilities for loudspeakers are located in California and for electronic products, including amplifiers and effects devices, are located in Utah and Indiana. European Professional electronics manufacturing includes mixing consoles in the United Kingdom and Switzerland, professional recording and broadcast equipment in Switzerland and microphones and headphones in Austria.

Our facilities have been designed to emphasize worker safety and compliance with environmental and safety regulations.

Suppliers

We use externally sourced microchips in many of our products. A significant disruption in our microchip supply chain and an inability to obtain alternative sources would have a material impact on our consolidated results of operations.

Several independent suppliers manufacture electronic products designed by Harman/Kardon, certain Consumer and Professional loudspeakers and electronic products and personal navigation devices.  We do not believe the loss of any one of these suppliers would have a material impact on our consolidated results of operations or consolidated financial position.

Trademarks and Patents

We market our products under numerous brand names that are protected by both pending and registered trademarks around the world. Samples of our brands include JBL,® Infinity,® Harman/Kardon,® Lexicon,® Mark Levinson,® Revel,® Crown,® Becker,® Soundcraft,® Spirit,® DigiTech,® AKG,® Studer,® BSS® and dbx.® Our trademark registrations cover use of trademark rights in connection with various products, such as loudspeakers, speaker systems, speaker system components and other electrical and electronic devices. We have registered or taken other protective measures for many of these trademarks in substantially all major industrialized countries.

As of June 30, 2007 we had 1,885 trademark registrations and 294 pending trademark applications around the world. On that date, we also had 1,695 United States and foreign patents and 2,172 pending patent applications covering various audio, infotainment and software products.

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

Customers/Industry Concentration

We are subject to various risks related to our dependence on key customers. Sales to DaimlerChrysler accounted for 25 percent of our total consolidated net sales for the fiscal year ended June 30, 2007.  The majority of these sales were to the Mercedes-Benz division.  Accounts receivable due from DaimlerChrysler accounted for 19 percent of total consolidated accounts receivable at June 30, 2007.

We anticipate that DaimlerChrysler will continue to account for a significant portion of our net sales and accounts receivables for the foreseeable future.

The loss of sales to DaimlerChrysler, or to any of our other significant automotive customers, would have a material adverse effect on our total consolidated net sales, earnings and financial position. For the fiscal year ended June 30, 2007, approximately 70 percent of our sales were to automobile manufacturers. These automotive customers are not obligated to any long-term purchase of our products.

Backlog Orders

We manufacture automotive products and systems on a just-in-time basis and maintain sufficient inventories of finished goods to meet Consumer and Professional customer orders promptly; therefore, we do not consider the level of backlog to be an important indication of our future performance. Our backlog was approximately $27 million at June 30, 2007. We expect to deliver these products within the next twelve months. Our backlog was approximately $31 million at June 30, 2006.

Warranty Liabilities

We warrant our products to be free from defects in materials and workmanship for periods ranging from six months to six years from the date of purchase, depending on the business segment and product. The warranty is a limited warranty, and it may impose certain shipping costs on the customer and exclude deficiencies in appearance except for those evident when the product is delivered. Dealers and warranty service providers normally perform warranty service for loudspeakers and electronics in the field, using parts we supply on an exchange basis. Estimated warranty liabilities are based upon past experience with similar types of products, the technological complexity of certain products, replacement cost and other factors. We take these factors into consideration when assessing the adequacy of our warranty provisions for periods still open to claim.

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

In the multimedia market, we supply Apple stores and other retailers with JBL and Harman/Kardon speaker systems that serve Apple’s successful iPod as well as other MP3 players. Our principal competitors for these products are Bose, Altec Lansing and Klipsch. We also offer Harman/Kardon and JBL speaker systems to personal computer retailers. In this market, our principal competitors are Creative Labs, Altec Lansing, Logitech, Klipsch and Cyber Acoustics. Additionally, Harman/Kardon audio technology is built into certain Toshiba laptops. The Harman/Kardon Drive + Play 2 mobile product provides full MP3 control and interface for Apple’s iPod and includes a highly visible display. Our principal competitor in the MP3 mobile accessory market is Alpine.  Our personal navigation devices range from simple navigation units to multi-functional units that encompass all-in-one navigation and entertainment systems for vehicle and personal use.  Our principal competitors for these products are Garmin, TomTom, Magellan and Pioneer.

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

Research and Development

Expenditures for research and development were $356.7 million, $302.0 million and $222.6 million for the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

Number of Employees

At June 30, 2007, we had 11,688 full-time employees, including 5,611 employees located in North America and 6,077 located outside of North America.

Website Information

Our corporate website is located at www.harman.com. Through our website we make available, free of charge, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K filed or furnished by the company pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Our website also provides access to reports filed by our directors, executive officers and certain significant stockholders pursuant to Section 16 of the Securities Exchange Act of 1934. In addition, our Corporate Governance Guidelines, Ethics Code and charters for three committees of our Board of Directors are available on our website. The information on our website is not incorporated by reference into this report. In addition, the Securities and Exchange Commission (“SEC”) maintains a website, www.sec.gov, that contains reports, proxy and information statements and other information that we file electronically with the SEC.

Item 1A.  Risk Factors

In addition to the other information included in this report, you should carefully consider the risk factors described below.

Risks Related to Harman

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

We anticipate that our automotive customers, including DaimlerChrysler, will continue to account for a significant portion of our sales for the foreseeable future. However, DaimlerChrysler, or our other automotive customers are not obligated to any long-term purchases of our products. The loss of sales to DaimlerChrysler, or to any of our other significant automotive customers, would have a material adverse effect on our consolidated sales, earnings and financial position.

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

One of our manufacturing facilities in the United States operates under a collective bargaining agreement.  This contract is scheduled to expire in March 2009. Certain of our automotive customers are unionized and may incur work stoppages or strikes. A work stoppage at our facilities or those of our automotive customers could have a material adverse effect on our consolidated sales, earnings and financial condition. In addition, a work stoppage at a common carrier or a major shipping location could also have a material adverse effect on our consolidated sales, earnings and financial condition.

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

The risks inherent in international trade may reduce our international sales and harm our business and the businesses of our distributors and suppliers. These risks include:

•	changes in tariff regulations;

•	political instability, war, terrorism and other political risks;

•	foreign currency exchange rate fluctuations;

•	establishing and maintaining relationships with local distributors and dealers;

•	lengthy shipping times and accounts receivable payment cycles;

•	import and export licensing requirements;

•	compliance with foreign laws and regulations, including unexpected changes in taxation and regulatory requirements;

•	greater difficulty in safeguarding intellectual property than in the United States; and

•	difficulty in staffing and managing geographically diverse operations.

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

Covenants in our existing debt agreements could restrict our operations.

Our existing revolving credit facility contains certain provisions that could restrict our operating and financing activities. They restrict our ability to, among other things:

•	create or assume liens;

•	enter into sale-leaseback transactions; and

•	engage in mergers or consolidations.

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

If we fail to comply with the covenants contained in our existing debt agreements, the related debt incurred under those agreements could be declared immediately due and payable, which could also trigger a default under other agreements.

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

Risks Related to the Merger with Parent

The merger may not be completed, which could adversely affect our business.

Completion of the merger is subject to the satisfaction of various conditions, including adoption of the merger agreement by holders of a majority of the outstanding shares of our common stock, expiration or termination of applicable waiting periods under the HSR Act (the FTC granted early termination of the applicable waiting period on May 18, 2007) and other non-U.S. competition laws, and other customary closing conditions described in the merger agreement.  We cannot guarantee when or if these closing conditions will be satisfied, that the required approvals will be received or that the proposed merger will be successfully completed.  In the event that the proposed merger is not completed, we may be subject to several risks, including the following:

•	our management’s and employees’ attention from day-to-day business may be diverted;

•	we may lose key employees;

•	our relationships with customers and vendors may be substantially disrupted as a result of uncertainties with regard to our business and prospects;

•
we would still be required to pay significant transaction costs related to the merger, including legal and accounting fees, and under certain circumstances, we may be required to reimburse Parent’s out-of-pocket transaction expenses up to $20 million and pay a termination fee of up to $225 million (less any reimbursed transaction expenses); and

•	the market price of shares of our common stock may decline to the extent that the current market price of those shares reflects a market assumption that the proposed merger will be completed.

Uncertainties associated with the merger may have a negative impact on employee and business relationships.

The announcement of the proposed merger may have a negative impact on our ability to attract and retain officers and other key employees and/or maintain relationships with key customers and suppliers.  These events could have a material negative impact on our results of operations and financial condition.

As a result of the proposed acquisition, we will have substantially more debt.

We will have substantial indebtedness if the proposed acquisition is consummated. There can be no assurance that our businesses will be able to generate sufficient cash flows from operations to meet our anticipated debt service obligations. Our level of indebtedness will have important consequences, including limiting our ability to invest operating cash flow to expand our businesses or execute our strategies, to capitalize on business opportunities and to react to competitive pressures, because we will need to dedicate a substantial portion of these cash flows to service our debt. In addition, we could be unable to refinance or obtain additional financing because of market conditions, high levels of debt and the debt restrictions expected to be included in the debt instruments executed in connection with the consummation of the proposed acquisition. This new indebtedness is expected to contain restrictive covenants, which may adversely affect our ability to operate our businesses.

The downgrade in our credit ratings resulting from the announcement of the proposed merger could negatively affect our ability to access capital.

After the announcement of the proposed merger, Standard & Poor’s Rating Services (S&P) downgraded our corporate credit ratings.  The uncertainty about the effect of the merger may further adversely affect our credit rating.  Downgrades in our corporate credit ratings generally cause borrowing costs to increase, the potential pool of investors and funding sources to decrease and may have other negative consequences on our business.

Most of our large customers, suppliers and counterparties require an expected level of creditworthiness in order for them to enter into transactions with us.  As our corporate credit ratings decline, particularly below investment grade, counterparties may decline to do business with us.

In the future, we could have liquidity needs that could be difficult to satisfy under some circumstances.

The inability to raise capital on favorable terms, particularly during times of uncertainty in the financial markets, could impact our ability to sustain and grow our businesses, which would increase our capital costs. Our access to the financial markets could be adversely impacted by the merger, the recent downgrade in our corporate credit ratings and various other factors, such as:

•	changes in credit markets that reduce available credit or the ability to renew existing liquidity facilities on acceptable terms;

•	changes in interest rates;

•	a deterioration of our credit or a further reduction in our credit ratings;

•	a material breakdown in our risk management procedures; and

•	the occurrence of material adverse changes in our businesses that restrict our ability to access the credit markets.

A lack of necessary capital and cash reserves could adversely impact the evaluation of our creditworthiness by counterparties and rating agencies, and would likely increase our capital costs. An increase in our capital costs could have a material negative impact on our results of operations and financial condition.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our corporate headquarters are located at 1101 Pennsylvania Avenue, N.W., Washington, D.C. 20004.

Certain information regarding our principal facilities are described in the table below.

Location	Segment	Size (Sq. Ft.)	Owned or leased	Percentage utilization

Northridge, California	Automotive Consumer Professional	589,000	Leased	100%

Ittersbach, Germany	Automotive	565,000	Owned	100%

Straubing, Germany	Automotive	235,000	Owned	100%

Elkhart, Indiana	Professional	223,000	Owned	86%

Chateau du Loir, France	Automotive Consumer	221,000	Owned	75%

Martinsville, Indiana	Automotive	221,000	Owned	100%

Rancho Cucamonga, California	Professional	212,000	Leased	100%

Worth-Schaitt, Germany	Automotive	204,000	Owned	100%

Tijuana, Mexico	Consumer	198,000	Leased	78%

Vienna, Austria	Professional	193,000	Leased	100%

Potters Bar, United Kingdom	Professional	160,000	Leased	100%

Franklin, Kentucky	Automotive	152,000	Owned	100%

Sandy, Utah	Professional	127,000	Leased	100%

Bridgend, United Kingdom	Automotive	125,000	Leased	100%

Szekesfehervar, Hungary	Automotive	117,000	Owned	100%

Juarez, Mexico	Automotive	109,000	Leased	100%

Regensdorf, Switzerland	Professional	108,000	Leased	100%

Washington, Missouri	Automotive	101,000	Owned	100%

We also own or lease other facilities that are not considered principal properties. We believe that our facilities are suitable and adequate for our present needs and suitable additional or substitute facilities will be available, if required.

Item 3.  Legal Proceedings

Litigation Related to the Merger

On May 8, 2007, Helen Rodgers Living Trust filed a putative class action lawsuit against Harman and all of its directors in the Superior Court of the District of Columbia.  The lawsuit purports to be brought on behalf of all common stockholders of Harman and alleges that Harman’s directors breached their fiduciary duties to Harman stockholders by entering into the merger agreement.  The original complaint alleged that the consideration to be offered to Harman stockholders under the merger agreement is “inadequate” and that the merger agreement “inequitably favors . . . insiders” of Harman.  The complaint also alleged that the termination fee in the merger agreement was excessive, that Harman’s directors purportedly would not “fairly and adequately” evaluate any alternative bids, and that the provision in the merger agreement that allowed Harman to solicit proposals for alternative bidders during a 50-day period ending in June 2007 was “illusory.”

On June 20, 2007, Parent filed a registration statement on Form S-4 with the Securities and Exchange Commission that included a proxy statement/prospectus related to the proposed merger.  Shortly thereafter, plaintiff filed its first amended complaint on June 29, 2007.  While the first amended complaint continued to raise the allegations made in the original complaint, the new focus of plaintiff’s case was that the merger agreement “inequitably favors . . . insiders” of Harman by allowing such insiders to exchange otherwise worthless “underwater” options (options with an exercise price over $120 per share) for Parent shares on a “one option for one Parent share basis,” and by allowing them to separately negotiate with Parent for more favorable treatment of their options.  The first amended complaint also alleged that the disclosures contained in the proxy statement/prospectus were inadequate.  Among other things, the first amended complaint sought to enjoin the merger and the conversion of the “underwater” options into Parent shares, as well as “declaratory judgments” that said “underwater” options may not participate in the merger election process and that Harman insiders may not separately negotiate with Parent “for the exchange of their [Harman] equity interests in the Acquisition.”  In addition, the first amended complaint sought, among other things, unspecified damages, an order rescinding the merger agreement and a declaration that Harman’s directors have breached their fiduciary duties to Harman.

On June 29, 2007, plaintiff filed a motion for preliminary injunction.  The motion sought to enjoin the conversion of the “underwater” options into Parent shares, and also sought to “unw[i]nd or otherwise cancel” the challenged options.  In the motion, plaintiff did not seek to enjoin the stockholder vote or the merger itself.  After defendants filed their opposition to the motion for preliminary injunction on July 23, 2007, plaintiff agreed to voluntarily withdraw its motion.

Thereafter, on August 15, 2007, plaintiff filed its second amended complaint, which substantially narrows plaintiff’s claims by eliminating, among other things, the vast majority of its disclosure claims and the allegations relating to “underwater” options.

We believe the lawsuit is without merit and intend vigorously to defend against it.

At June 30, 2007, we were involved in several additional legal actions. The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial position or results of operations. In fiscal 2005, we recorded a $6 million liability for probable unasserted claims. There was no change in the status of these claims at June 30, 2007.

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

Name	Position	Age

Sidney Harman	Executive Chairman	89
Dinesh C. Paliwal	President, Chief Executive Officer and Vice Chairman	49
Kevin L. Brown	Executive Vice President and Chief Financial Officer	47
Erich A. Geiger	Executive Vice President, Chief Strategy Officer and Chief Technology Officer	60
Helmut Schinagel	Chief Executive Officer – Automotive	54
Gina Harman	President – Consumer	58
Blake Augsburger	President – Professional	44
Sandra B. Robinson	Vice President - Financial Operations and Chief Accounting Officer	48
Edwin C. Summers	Vice President - General Counsel and Secretary	60

Sidney Harman has been Executive Chairman of the Board of Directors since July 2000 and has served as Chairman of the Board and as a director of our company since 1980.  Dr. Harman also served as our Chief Executive Officer from 1980 to 1998 and from January 1, 2007 to June 30, 2007.

Dinesh Paliwal became President, Chief Executive Officer and Vice Chairman on July 1, 2007 and was elected a director on August 13, 2007.  Prior to joining our company, Mr. Paliwal served as President of Global Markets and Technology of ABB Ltd from January 2006 until June 2007 and he served as President and CEO of ABB North America from January 2004 until June 2007. He was President and CEO of ABB Automation from October 2002 to December 2005.

Kevin L. Brown joined our company in August 2003 as the Chief Financial Officer of Harman/Becker Automotive Systems. Mr. Brown was promoted to Executive Vice President and Chief Financial Officer in August 2006. He has served as Vice President, Chief Financial Officer and Assistant Secretary of Harman International since July 2005. Prior to joining our company, Mr. Brown served as Senior Vice President and Chief Financial Officer of Donnelly Corporation, an automotive parts supplier, from April 2001 to March 2003.

Erich A. Geiger joined our company in 1996 as Managing Director of Harman/Becker GmbH. He was named Chief Technology Officer of Harman International in 2003. In 2004, Dr. Geiger was named

Executive Vice President and Chief Technology Officer of Harman International and Executive Chairman of Harman/Becker Automotive Systems. He was appointed Chief Strategy Officer on September 29, 2006.

Helmut Schinagel joined our company October 1, 2006 as the Chief Executive Officer of our Automotive Group.  Prior to joining our company, Mr. Schinagel served as Senior Vice President of the BMW Group, an automotive manufacturer, from 1999 until he joined our company in 2006.

Gina Harman has served as President of the Consumer Group since 2002.  She served as President of the North America operations from 1998 to 2002 and has been with the company since 1985.  She was a member of the Board of Directors from November 2005 until she resigned from the board in August 2007.  Ms. Harman is the daughter of Dr. Harman, our Executive Chairman.

Blake Augsburger joined our company in 2001 as the President of Crown International.  In 2006, Mr. Augsburger was promoted to President of our Professional Group.  Prior to joining our company, he was Corporate Vice President and General Manager for Hubbell High Voltage Test Businesses from 1999 to 2001.

Sandra B. Robinson has been employed with our company since 1984 and has served as Vice President –Financial Operations since November 1992. Ms. Robinson became Chief Accounting Officer in July 2005.

Edwin C. Summers has been employed with our company as Vice President, General Counsel since July 1998. He became Secretary in November 2005.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange and is reported on the New York Stock Exchange Composite Tape under the symbol HAR. As of August 27, 2007, there were approximately 130 record holders of our common stock.

The table below sets forth the reported high and low sales prices for our common stock, as reported on the New York Stock Exchange, for each quarterly period for fiscal years ended June 30, 2007 and 2006.

	Fiscal 2007		Fiscal 2006
Market Price	High	Low	High	Low

First quarter ended September 30	$87.03	74.65	111.48	78.60
Second quarter ended December 31	108.29	82.64	109.53	93.21
Third quarter ended March 31	105.68	92.40	115.85	93.73
Fourth quarter ended June 30	125.13	96.12	111.50	79.20

We paid cash dividends during fiscal 2007 and 2006 of $.05 per share, with a dividend of $.0125 per share paid in each of the four quarters.

We did not repurchase any shares of our common stock in the quarter ended June 30, 2007.  Our share repurchase program was first publicly announced on June 16, 1998.  In August 2005, the Board authorized the purchase of up to an additional four million shares, bringing the total number of authorized shares to 20 million.  The total number of shares repurchased through June 30, 2007 was 18,198,082.  Our share repurchase program has been suspended due to our proposed merger with Parent.

For a description of limitations on repurchases of shares and on the payment of dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” located in Item 7 of Part II of this report.

Item 6.  Selected Financial Data

The following table presents selected historical financial data derived from the audited Consolidated Financial Statements for each of the five years presented.  The information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited Consolidated Financial Statements and the Notes thereto.

	Years Ended June 30,
(In thousands except per share data)	2007	2006	2005	2004	2003

Net sales	$3,551,144	3,247,897	3,030,889	2,711,374	2,228,519
Operating income	$386,387	397,241	350,981	254,465	166,894
Income before income taxes	$382,205	376,187	335,337	227,520	142,471
Net income	$313,963	255,295	232,848	157,883	105,428
Diluted earnings per share (a)	$4.72	3.75	3.31	2.27	1.55
Weighted average shares outstanding – diluted (a)	66,449	68,105	70,399	69,487	68,048
Total assets (b)	$2,508,868	2,375,752	2,201,983	1,999,875	1,711,918
Total debt	$76,528	197,554	333,917	394,925	503,068
Shareholders’ equity	$1,494,041	1,228,164	1,060,948	874,996	655,785
Dividends per share (a)	$0.05	0.05	0.05	0.05	0.05

(a) Share and per share data has been adjusted to reflect the two-for-one stock split in November 2003. (b) Prior year amounts have been reclassified to conform to current year presentation.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information presented in other sections of this Annual Report on Form 10-K, including “Item 1. Business,” “Item 6. Selected Financial Data,” and “Item 8. Financial Statements and Supplementary Data.” This discussion contains forward-looking statements which are based on our current expectations and experience and our perception of historical trends, current market conditions, including customer acceptance of our new products, current economic data, expected future developments, including foreign currency exchange rates, and other factors that we believe are appropriate under the circumstances. These statements involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements. See “Risk Factors” included in Item 1A of Part I. of this report.

We begin this discussion with an overview of our company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed by a discussion of our results of operations for the fiscal years ended June 30, 2007, 2006 and 2005. We include in this discussion an analysis of certain significant year-to-year variances included in our results of operations and an analysis of our restructuring activities.  We also provide specific information regarding our three reportable business segments: Automotive, Consumer and Professional. We then discuss our financial condition at June 30, 2007 with a comparison to June 30, 2006. This section contains information regarding our liquidity and capital resources and cash flows from operating, investing and financing activities.  We complete our discussion with a business outlook for future periods.

Overview

We design, manufacture and market high-quality, high-fidelity audio products and electronic systems for the automotive, consumer and professional markets. We have developed, both internally and through a series of strategic acquisitions, a broad range of product offerings sold under renowned brand names in our principal markets. These brand names have a heritage of technological leadership and product innovation.  Our three reportable business segments, Automotive, Consumer and Professional, are based on the end-user markets we serve.

Automotive designs, manufactures and markets audio, electronic and infotainment systems for vehicle applications. Our systems are generally shipped directly to our automotive customers for factory installation. Infotainment systems are a combination of information and entertainment components that may include or control GPS navigation, traffic information, voice-activated telephone and climate control, rear seat entertainment, wireless Internet access, hard disk recording, MP3 playback and a high-end branded audio system.  These systems include scaleable software to allow us to better serve a full range of vehicles from luxury through entry-level vehicles.  Automotive also provides aftermarket products such as personal navigation devices (“PND”) to customers primarily in Europe.  Future infotainment systems may also provide driver safety capabilities such as lane guidance, pre-crash emergency braking, adaptive cruise control, and night vision.

Consumer designs, manufactures and markets audio, video and electronic systems for home, mobile and multimedia applications. Home product applications include systems to provide high-quality audio throughout the home and to enhance in-home video systems such as home theatres.  Our aftermarket mobile products, such as iPod adaptors, speakers and amplifiers, deliver audio entertainment in the vehicle.  Additionally, aftermarket mobile products include PNDs that provide GPS navigation, video and other infotainment capabilities.  Multimedia applications include loudspeaker accessories for personal computers, music phones, and portable electronic devices such as the iPod and other MP3 players. These consumer products are primarily distributed through retail outlets.

Professional designs, manufactures and markets loudspeakers and electronic systems used by audio professionals in concert halls, stadiums, airports, houses of worship and other public spaces.  We also develop products for recording, broadcast, cinema, touring and music reproduction applications.  In addition, we have leading shares of both the portable PA market and musician vertical markets serving small bands, DJ’s and other performers.  These products are increasingly linked by our proprietary HiQnet protocol which provides centralized monitoring and control of both complex and simple professional audio systems.

Our products are sold worldwide, with the largest markets being the United States and Germany. In the United States, our primary manufacturing facilities are located in California, Indiana, Kentucky, Missouri and Utah. Outside of the United States, we have significant manufacturing facilities in Germany, Austria, the United Kingdom, Mexico, Hungary, France and China. Our businesses operate using local currencies. Therefore, we are subject to currency fluctuations that are partially mitigated by the fact that we purchase raw materials and supplies locally when possible.  We are especially affected by Euro exchange rates since a significant percentage of our sales are made in Euros.

We experience seasonal fluctuations in sales and earnings.  Historically, our first quarter ending September 30 is generally the weakest due to the production schedules of our automotive customers and summer holidays in Europe.  Our sales and earnings may also vary due to customer acceptance of our products, the timing of new product introductions, product offerings by our competitors and general economic conditions.  Our reported sales and earnings may also fluctuate due to foreign currency exchange rates, especially for the Euro.

We achieved good results in fiscal 2007 and completed the year with a strong balance sheet.  Each of our three reportable business segments had higher sales than the prior year and our balance sheet was strengthened by repurchasing shares of our common stock and reducing debt.  We also continued our restructuring program, announced in June 2006, which is intended to increase efficiencies in manufacturing, engineering and administration.

Recent Developments

On April 26, 2007, we announced that we entered into an Agreement and Plan of Merger with KHI Parent Inc., a company formed by investment funds affiliated with KKR and GSCP.  The merger agreement provides for the merger of KHI Merger Sub Inc. with and into our company, with our company surviving the merger as a wholly owned subsidiary of Parent.  KHI Merger Sub and Parent were formed to acquire our company.

We anticipate completing the transaction during the fourth quarter of this calendar year.

Dinesh Paliwal joined our company on July 1, 2007 as President, Chief Executive Officer and Vice Chairman and was elected as a director on August 13, 2007.

Critical Accounting Policies

The methods, estimates and judgments we use in applying our accounting policies, in conformity with generally accepted accounting principles in the United States (“GAAP”), have a significant impact on the results we report in our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The estimates affect the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our accounting policies are more fully described in Note 1, Summary of Significant Accounting Policies, of our consolidated financial statements located in Item 8 of Part II. However, we believe the following policies merit discussion due to their higher degree of judgment, estimation, or complexity.

Allowance for Doubtful Accounts

Our products are sold to customers in many different markets and geographic locations. Methodologies for estimating bad debt reserves range from specific reserves to various percentages applied to aged receivables based on historical experience. We must make judgments and estimates regarding account receivables that may become uncollectible. These estimates affect our bad debt reserve and results of operations. We base these estimates on many factors including historical collection rates, the financial stability and size of our customers as well as the markets they serve and our analysis of accounts receivable aging. Our judgments and estimates regarding collectibility of accounts receivable have an impact on our financial statements.

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

Goodwill

We perform a goodwill impairment test on an annual basis. At June 30, 2007, our goodwill balance of $403.7 million was not impaired. We made this determination based upon a valuation of our reporting units, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The valuation took into consideration various factors such as our historical performance, future discounted cash flows, performance of our competitors and overall market conditions. We cannot, however, predict the occurrence of events that might adversely affect the reported value of goodwill. These events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or a material negative change in our relationships with significant customers. Please refer to Note 4,

Goodwill, of our consolidated financial statements for additional information regarding our goodwill balance and annual impairment test.

Pre-Production and Development Costs

We incur pre-production and development costs related to infotainment systems that we develop for automobile manufacturers pursuant to long-term supply agreements. Portions of these costs are reimbursable under the separate agreements and are recorded as unbilled costs on our balance sheet in other current assets and other assets. We believe that the terms of our supply contracts and established relationship with these automobile manufacturers reasonably assure that we will collect the reimbursable portions of these contracts. Accounting for development costs under the percentage of completion method requires us to make estimates of costs to complete projects. We review these estimates on a quarterly basis. Unforeseen cost overruns or difficulties experienced during development could cause losses on these contracts. Such losses are recorded once a determination is made that a loss will occur.

Warranty Liabilities

We warrant our products to be free from defects in materials and workmanship for periods ranging from six months to six years from the date of purchase, depending on the business segment and product. These warranties require us to make estimates regarding the amount and costs of warranty repairs we expect to make over a period of time. Several factors influence this estimate including historical analysis of warranty repair by product category, the technological sophistication of certain products, replacement costs and other factors. The estimates we use have an impact on our financial statements.

Income Taxes

Deferred income tax assets or liabilities are computed based on the temporary differences between the financial statement and income tax basis of assets and liabilities using the statutory marginal income tax rate in effect for the years in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In determining the need for, and amount of, a valuation allowance, we consider our ability to forecast earnings, future taxable income, carryback losses, if any, and we consider feasible tax planning strategies. We believe the estimate of our income tax assets, liabilities and expense are critical accounting estimates because if the actual income tax assets, liabilities and expenses differ from our estimates the outcome could have a material impact on our results of operations.

Stock-Based Compensation

On July 1, 2005, we adopted SFAS No. 123R, Accounting for Stock-Based Compensation, using the modified prospective method. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS No. 123R. Prior to fiscal 2006, we used a fair value based method of accounting for share-based compensation provided to our employees in accordance with SFAS No. 123R. The adoption of this revised standard did not have a material impact on our results of operations as we have recorded stock compensation expense on a fair value basis for all awards granted on or after July 1, 2002. As of June 30, 2007, there was $0.3 million of total unrecognized compensation cost related to nonvested restricted stock compensation arrangements granted under the plans. This cost is expected to be recognized over a weighted-average period of 1.13 years. As of June 30, 2007, there was also $1.3 million of total unrecognized compensation expense related to nonvested restricted stock units granted under the plans. This cost is expected to be recognized over a weighted-average period of 2.26 years. The revised standard did require certain changes in our calculations and disclosures. See Note 11, Stock Option and Incentive Plan, to our consolidated financial statements included in this report for additional information regarding our stock-based compensation.

Results of Operations

Net Sales

Fiscal 2007 net sales were $3.551 billion, an increase of 9 percent compared to the prior year.  The effects of foreign currency translation contributed approximately $144 million to the net sales increase compared to last year.  Exclusive of foreign currency, net sales were 5 percent higher than the prior year.  Each of our three reportable business segments had higher net sales in fiscal 2007 compared to the prior year.  The growth in overall sales was primarily due to higher infotainment system sales to automotive customers, strong growth in automotive aftermarket PND sales, higher multimedia sales in the consumer market, and increased sales of our professional products enabled with the HiQnet protocol.

Net sales in fiscal 2006 increased 7 percent to $3.248 billion when compared to the prior year.  The unfavorable effects of foreign currency translation reduced fiscal 2006 net sales by approximately $85 million during the year.  Exclusive of foreign currency translation, net sales were 10 percent higher than fiscal 2005.  The growth in net sales was primarily due to higher sales of infotainment systems to automotive customers, strong sales of multimedia products, and increased sales in the professional market.

We present below a summary of our net sales by reportable business segment:

($000s omitted)	Fiscal 2007		Fiscal 2006		Fiscal 2005

Automotive	$2,492,815	70%	2,237,632	69%	2,127,682	70%
Consumer	497,673	14%	492,977	15%	416,231	14%
Professional	560,656	16%	517,288	16%	486,976	16%
Total	$3,551,144	100%	3,247,897	100%	3,030,889	100%

Automotive – Automotive net sales increased 11 percent in fiscal 2007 compared to the prior year.  Foreign currency translation contributed approximately $122 million to the net sales increase compared to the prior year.  Exclusive of foreign currency, net sales were 6 percent higher than last year.  Since a significant percentage of our sales are to customers in Europe, the majority of our foreign currency exposure is in the Automotive segment.  The growth in net sales was primarily due to higher shipments of audio systems to Lexus for the LS460 and to Toyota for the Camry.  We also had higher sales of infotainment system to Audi due to a full year of production of the Q7 platform.  Infotainment system sales to DaimlerChrysler were higher than last year due primarily to supplying the Mercedes-Benz GL Class.  Automotive had lower sales to BMW, Landrover, Renault, Porsche and PSA Peugeot Citroën

compared to the prior year.  Sales of aftermarket products, particularly PNDs, were very strong during fiscal 2007.

In fiscal 2006, Automotive net sales increased 5 percent compared to fiscal 2005.  The unfavorable effects of foreign currency translation reduced fiscal 2006 net sales by approximately $70 million during the year.  Exclusive of foreign currency, net sales increased 9 percent compared to the previous year.  The net sales growth was primarily due to the success of an infotainment system we developed for the Mercedes-Benz S-Class.  Also in Europe, net sales to Audi were higher due to the introduction of the Q7 platform and increased shipments for the A6 compared to prior year.  BMW sales were higher primarily for the 3-Series.  Porsche and Range Rover sales were also higher than the prior year.  Strong sales of our new aftermarket PND product Traffic Assist also contributed to the sales growth.  In North America, we had higher sales to Toyota, Lexus and Hyundai/Kia and lower sales to Chrysler.

Consumer– Consumer net sales increased 1 percent to $498 million when compared to the prior year.  Foreign currency translation contributed approximately $14 million to the net sales increase compared to the prior year.  Exclusive of foreign currency, net sales were 2 percent lower than the prior year.  The sales growth was primarily due to higher multimedia sales in Europe, partially offset by lower multimedia sales in the United States.  Multimedia products include popular accessories for the iPod such as the JBL OnStage and OnTime.  Sales in the United States were adversely affected by substantial competition in this market.  Sales of Harman/Kardon home electronic products were also higher in Europe but lower in the United States.  Sales of traditional home loudspeakers were lower in both Europe and the United States.  The decrease in U.S. sales is primarily due to our decision to exit distribution through a major North American retailer.

Consumer net sales were 18 percent higher in fiscal 2006 compared to the prior year.  The sales growth was primarily due to strong demand in the United States and Europe for our multimedia products.  Consumer products for home applications such as Harman/Kardon electronics and JBL and Infinity loudspeakers were also higher compared to the prior year, partially offset by slightly lower sales of high-end Specialty Group audio systems.  New product introductions for mobile applications resulted in higher sales compared to the prior year.

Professional – Professional net sales were 8 percent higher than fiscal 2006.  Foreign currency translation contributed approximately $8 million to the net sales increase compared to the prior year.  Exclusive of foreign currency, net sales were 7 percent higher than the prior year. The sales increase was primarily due to the popularity of our products that incorporate the HiQnet protocol.  This system is attractive to audio professionals as it provides centralized monitoring and control of complex audio systems.  In particular, Professional sales growth was driven by new JBL Pro and Crown products as well as the introduction of new digital audio consoles.

In fiscal 2006, Professional net sales were 6 percent higher than fiscal 2005.  Sales of JBL Professional, Crown and Harman Music Group products increased compared to the prior year, partially offset by lower sales of AKG and Mixer Group products.  Our professional business units benefited from a ramp up of products utilizing the newly developed HiQnet protocol.  AKG and Mixer Group net sales were lower due to our decision to concentrate on a smaller number of higher-margin core products.

Gross Profit

Gross profit margin decreased 1.4 percentage points in fiscal 2007 to 34.1 percent when compared to the prior year.  The decline was primarily due to competition in the Consumer multimedia market.  Automotive product mix and higher manufacturing costs also contributed to the decrease in gross profit margin.  These lower margins were partially offset by increased margins in our Professional business.  Our restructuring program did not affect our gross profit margin since the efficiencies will primarily be obtained by workforce reductions.  The costs associated with the workforce reductions are reported in our selling, general and administrative costs.  The restructuring program is discussed in detail under the caption Restructuring and Merger Costs.

Fiscal 2006 gross profit margin increased 1.5 percentage points to 35.5 percent.  The increase was primarily due to gross profit margin improvements across all of our reportable business segments.  Each of these segments was able to leverage higher sales against fixed factory costs.

A summary of our gross profit by reportable business segment is presented below:

		Percent		Percent		Percent
	Fiscal	of net	Fiscal	of net	Fiscal	of net
($000s omitted)	2007	sales	2006	sales	2005	sales

Automotive	$872,838	35.0%	805,152	36.0%	739,746	34.8%
Consumer	126,392	25.4%	160,212	32.5%	123,983	29.8%
Professional	216,976	38.7%	193,129	37.3%	172,973	35.5%
Other/Unallocated	(5,000)	---	(5,923)	---	(5,000)	---
Total	$1,211,206	34.1%	1,152,570	35.5%	1,031,702	34.0%

Automotive – Automotive gross profit margin decreased 1.0 percentage point to 35.0 percent in fiscal 2007 when compared fiscal 2006.  The decrease is primarily related to higher manufacturing costs and product mix.  During fiscal 2007, we went into full production at our new manufacturing facility in Washington, Missouri.  This factory will primarily produce infotainment systems for Chrysler.  Since our new Chrysler program began late in fiscal 2007, the factory’s overhead costs were not fully leveraged during the year.  We anticipate our Washington, Missouri factory will operate at full capacity during fiscal 2008.  Gross profit margin was also negatively affected by lower production for the Mercedes-Benz C-Class.  We expect to move into full production for the new C-Class in fiscal 2008.

In fiscal 2006, Automotive gross profit margin increased 1.2 percentage points compared to fiscal 2005.  The increase was primarily due to leveraging fixed factory costs against higher sales in that year.  Automotive also incurred lower warranty costs in fiscal 2006 which benefitted our gross profit margins due partially to favorable tooling cost reimbursements from our customers.

Consumer – Consumer gross profit margin declined 7.1 percentage points in fiscal 2007 to 25.4 percent when compared to the prior fiscal year.  Gross profit margins in fiscal 2006 were particularly high due to the success of high-margin multimedia products, including the JBL OnStage and OnTour.  In fiscal 2007, increased competition in the multimedia market resulted in lower prices and margins.  We anticipate an improvement in margins in fiscal 2008 due to the introduction of accessory products for a new generation of MP3 players and music-enabled cell phones, such as Apple’s iPhone.

Consumer gross profit margin improved 2.7 percentage points in fiscal 2006 compared to the prior year, primarily due to increased sales of high-margin multimedia products and leveraging fixed factory costs against an 18 percent sales growth in fiscal 2006.  Warranty costs were lower in fiscal 2006 due primarily to costs incurred the previous year to extend claim periods on certain products and to replace a chip in one of our products.

Professional – Professional gross profit margin increased 1.4 percentage points to 38.7 percent when compared to the prior year.  The improvement is due primarily to leveraging fixed costs against an increase in net sales.  The introduction of high-margin products enabled with the HiQnet protocol in fiscal 2007 also contributed to the improvement in gross profit margin.  In particular, Soundcraft/Studer introduced new digital mixing consoles that are produced in more efficient factories after significant investments in new technologies over the past few years.  Professional’s overall gross profit margin improvement was partially offset by higher than expected material costs at Crown.  We anticipate that we will be able to maintain these higher gross margins in fiscal 2008.

Gross profit margin in fiscal 2006 was 1.8 percentage points higher than fiscal 2005. The improvement was primarily due to lower factory overhead costs and improved factory efficiencies, leveraged against higher sales.  AKG and Soundcraft/Studer made significant progress over the past year to increase manufacturing efficiencies and concentrate on selling higher margin core products.  In prior years, these business units had incurred substantial costs to improve factory operations and eliminate lower margin products.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses as a percent of net sales were 23.2 percent in fiscal 2007 compared to 23.3 percent in the prior year.  Research and Development (“R&D”) costs are the largest component of our SG&A expenses.  In fiscal 2007, R&D costs were $356.7 million or 10.0 percent of net sales.  In fiscal 2006, R&D costs were $302.0 million, or 9.3 percent of net sales.  The increase was primarily due to costs incurred to support new infotainment system awards from automotive customers. We expect R&D costs, as a percentage of net sales, to decrease approximately 1 percentage point in fiscal 2008 due to the increasing scalability of our infotainment systems and the beginning of production for certain automotive programs.  SG&A expenses also include employee compensation and benefit costs.  We have recorded stock-based compensation expense under the fair value based method since fiscal 2003, including $15.4 million, $16.6 million and $14.3 million in fiscal 2007, 2006 and 2005, respectively.

Our fiscal 2006 SG&A expenses were 23.3 percent of net sales, an increase of 0.8 percentage points compared to fiscal 2005.  The increase was primarily due to higher R&D costs to support new infotainment system programs for automakers.

Below is a summary of our SG&A expenses by reportable business segment:

		Percent		Percent		Percent
	Fiscal	of net	Fiscal	of net	Fiscal	of net
($000s omitted)	2007	sales	2006	sales	2005	sales

Automotive	$532,722	21.4%	468,357	20.9%	391,912	18.4%
Consumer	112,805	22.7%	109,399	22.2%	97,025	23.3%
Professional	136,008	24.3%	133,851	25.9%	127,475	26.2%
Other/Unallocated	43,284	---	43,722	---	64,309	---
Total	$824,819	23.2%	755,329	23.3%	680,721	22.5%

Automotive – Automotive R&D costs were $286.5 million in fiscal 2007, representing 11.5 percent of net sales.  Fiscal 2006 R&D costs were $232.2 million, or 10.4 percent of net sales.  These costs were incurred to develop audio, electronic and infotainment systems for an expanding list of automotive platforms.  Our infotainment systems are increasingly based on scalable software allowing us to efficiently design systems for luxury, mid-range and entry-level vehicles.  During fiscal 2007, we received a major infotainment systems award from BMW that will encompass virtually their entire model range.  This sophisticated system will include HD and satellite radio capabilities, second and third dimensional navigation, traffic information, voice recognition, Internet browser and wireless connectivity.  We also develop various systems for Mercedes-Benz, Audi, PSA Peugeot Citroën and Porsche in Europe.  In the United States and Asia, we develop audio systems for Toyota, Lexus, Hyundai, Chrysler and Harley-Davidson.  Automotive SG&A expenses also include restructuring costs of $5.7 million in fiscal 2007 and $7.3 million in fiscal 2006.

Consumer – SG&A expenses as a percent of net sales increased 0.5 percentage points in fiscal 2007 when compared to the prior year due primarily to higher selling expenses.  These expenses and R&D costs are the most significant SG&A cost components in the Consumer segment.  Selling expenses include salaries and benefits for sales personnel, marketing costs, trade show and product literature costs.  Selling expenses were higher in fiscal 2007 to market new multimedia products and PNDs.  R&D costs are incurred to develop multimedia products including accessories for music players such as the iPod and music-enabled cell phones.  We also develop home electronic equipment and loudspeakers for use at home and in vehicles.  R&D costs were $34.2 million, $36.3 million and $29.9 million for fiscal 2007, 2006 and 2005, respectively.  Fiscal 2007 and 2006 restructuring expenses included in SG&A expenses were $1.0 million and $0.4 million, respectively.

Professional – Professional SG&A expenses as a percent of net sales decreased 1.6 percentage points in fiscal 2007 when compared to fiscal 2006.  Similar to Consumer, the primary components of Professional SG&A expenses are selling and R&D costs.  Selling expenses are incurred to support a broad range of branded audio products.  These products are marketed to audio professionals for use in public places such as concert halls, stadiums and houses of worship.  Selling expenses were $49.6 million, $49.3 million and $47.0 million in fiscal 2007, 2006 and 2005, respectively.  A significant amount of R&D costs have been incurred to develop our HiQnet networking protocol.  This protocol simplifies and centralizes the monitoring and control of complex professional audio systems.  R&D costs in fiscal 2007, 2006 and 2005 were $35.7 million, $33.2 million and $31.1 million, respectively.  Professional also had $0.4 million of restructuring expenses included in fiscal 2007 SG&A expenses.  Fiscal 2006 restructuring expenses were $1.7 million.

Other – Other SG&A expenses primarily include compensation, benefit and occupancy costs for corporate employees.  In fiscal 2007, these expenses also included costs associated with our proposed merger with Parent.

Restructuring and Merger Costs

In June 2006, we announced a restructuring program designed to increase efficiency in our manufacturing, engineering and administrative organizations.  During fiscal 2007, restructuring expenses were $7.1 million and cash payments associated with restructuring activities were $8.0 million.  Since the restructuring program began in June 2006, we have incurred restructuring charges of $16.6 million and made cash payments of $8.4 million.

Below is a rollforward of our restructuring accrual at June 30, 2007 and June 30, 2006:

	June 30,
($000s omitted)	2007	2006

Beginning accrued liability	$8,533	---
Add: Expense	7,071	9,499
Less: Utilization	(8,077)	(966)
	$7,527	8,533

On April 26, 2007, we entered into an Agreement and Plan of Merger with KHI Parent Inc., a company formed by investment funds affiliated with KKR and GSCP.  The merger agreement provides for the merger of KHI Merger Sub Inc. with and into our company, with our company surviving the merger as a wholly owned subsidiary of Parent.  KHI Merger Sub and Parent were formed to acquire our company.

We anticipate completing the transaction during the fourth quarter of this calendar year.  During the fourth quarter of fiscal 2007, we incurred $3.8 million of costs associated with the merger.  These costs were primarily legal fees and are a component of SG&A expenses.

Operating Income

Fiscal 2007 operating income was $386.4 million, or 10.9 percent of net sales.  This represents a decrease of 1.3 percentage points compared to the prior year.  The decrease in operating income was primarily driven by lower gross profit margin partially offset by lower SG&A, as a percentage of sales.

Our fiscal 2006 operating income was $397.2 million, or 12.2 percent of net sales. This represents an improvement of 0.6 percentage points above fiscal 2005.  The improvement in operating income was achieved as a result of strong growth in our Consumer and Professional business segments, partially offset by lower Automotive operating margins.

We present below a summary of our operating income by reportable business segment:

		Percent		Percent		Percent
	Fiscal	of net	Fiscal	of net	Fiscal	of net
($000s omitted)	2007	sales	2006	sales	2005	sales
Automotive	$340,116	13.6%	336,795	15.1%	347,834	16.3%
Consumer	13,587	2.7%	50,813	10.3%	26,958	6.5%
Professional	80,968	14.4%	59,278	11.5%	45,498	9.3%
Other	(48,284)	---	(49,645)	---	(69,309)	---
Total	$386,387	10.9%	397,241	12.2%	350,981	11.6%

Interest Expense

Interest expense, net, was $1.5 million compared to $13.0 million last year.  Our net interest expense decreased primarily due to the repayment of debt. Our fiscal 2007 interest expense, net, included $8.1 million of interest income primarily related to interest on our cash and cash equivalents and short-term investment balances. In fiscal 2006 and 2005, interest income was $12.2 million and $7.6 million, respectively.

We had average borrowings of $170.2 million in fiscal 2007 compared to $342.0 million and $340.3 million in fiscal 2006 and 2005, respectively. We used interest rate swaps during fiscal 2006 and 2005 to effectively convert fixed rate debt to variable rate debt. The weighted average borrowings exclude the average fair value of the interest rate swaps of $2.5 million and $11.8 million in fiscal 2006 and 2005.  No interest rate swaps were used in fiscal 2007.

Our weighted average interest rate in fiscal 2007 was 5.6 percent. In fiscal 2006 and 2005, the weighted average interest rates were 7.4 percent and 5.3 percent, respectively. Our fiscal 2007 weighted average interest rates have decreased compared to the prior year due to the majority of our outstanding debt shifting from higher rate senior debt to lower rate revolving credit facilities.

Our interest expense in fiscal 2008 is expected to increase substantially as a result of the financing associated with our proposed merger with Parent.

Miscellaneous Expenses

We recorded miscellaneous expenses, net, of $2.7 million in fiscal 2007.  In fiscal 2006 and 2005, we spent $8.0 million and $5.1 million, respectively.  The fiscal 2007 expense was comprised primarily of bank charges.  Bank charges were $2.6 million, $2.5 million and $2.7 million in fiscal 2007, 2006 and 2005, respectively.  In fiscal 2006, we incurred a $4.9 million expense for repurchase premiums associated with the buyback of over 90 percent of our then-outstanding senior notes.  These premiums also include a charge on the termination of interest rate swap contracts.

Income Taxes

Our fiscal 2007 effective tax rate was 18.4 percent.  This tax rate was impacted by non-recurring tax items, including a $51 million net gain resulting from a recent court decision that allows certain taxpayers to recognize foreign tax credits.  The effective tax rate was also impacted by a $4 million tax charge resulting from a dividend from South Africa.  Exclusive of these items, our fiscal 2007 tax rate was 30.4 percent.  During fiscal 2007, we made tax payments of $145.4 million, primarily in Germany.

The effective tax rates in fiscal 2006 and 2005, were 32.4 percent and 30.6 percent, respectively.  In fiscal 2006, we repatriated $500 million from our foreign subsidiaries under the “American Jobs Creation Act of 2004.”  This decision resulted in a $3.4 million tax charge during fiscal 2006.

During the quarter ended March 31, 2005 we changed our method of accounting for reporting changes in interim periods to liabilities resulting from changes in judgments or settlements related to uncertain tax positions. We had previously accounted for such changes in judgments and settlements as adjustments to the estimated annual effective rate. We changed our method to account for such changes in judgments and settlements as a discrete item in the interim period of the change. This discrete method recognizes the effect of any change in reserve only in the quarter of the change. The newly adopted accounting method is preferable because it better reflects our consolidated financial position and operations at the time of the change in uncertain tax positions. The adoption of this accounting method did not have an effect on our fiscal 2005 financial statements.

Financial Condition

Liquidity and Capital Resources

We primarily finance our working capital requirements through cash generated by operations, borrowings under revolving credit facilities and trade credit, if needed.  During fiscal 2007, cash was primarily used to repurchase shares of our common stock, reduce debt, make investments in our manufacturing facilities, make tax payments primarily in Germany, and meet our working capital needs.  Cash and cash equivalents were $106.1 million at June 30, 2007 compared to $291.8 million at June 30, 2006.

We will continue to have cash requirements to support seasonal working capital needs, investments in our manufacturing facilities, interest and principal payments, and dividend payments.  We intend to use cash on hand, cash generated by operations and borrowings under our revolving credit facility to meet these requirements.  We believe that cash from operations and our borrowing capacity, if needed, will be adequate to meet our normal cash requirements over the next twelve months.  The proposed merger will result in significantly higher debt and related interest payments.

Below is a more detailed discussion of our cash flow activities during fiscal 2007.

Operating Activities

Net cash provided by operating activities in fiscal 2007 was $215.3 million compared to $400.0 million in fiscal 2006.  The reduction in operating cash flows was primarily due to a decrease in accrued liabilities and increases in inventories and accounts receivable.  These increases were partially offset by higher net income in fiscal 2007.

Working capital, excluding cash and short-term debt, was $329.9 million at June 30, 2007 compared to $106.7 million at June 30, 2006.  The increase is primarily due to higher inventories and accounts receivable.  Automotive inventories increased significantly due to our entry into the PND market in fiscal 2007.  Although the accounts receivable balance was higher than a year ago, days sales outstanding was

50.0 days, the same as the prior year.  Accrued liabilities decreased primarily due to the reclassification of certain pension liabilities from accrued liabilities to other non-current liabilities upon our adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which is discussed further in Note 12, Retirement Benefits.

Investing Activities

Net cash used in investing activities was $180.0 million in fiscal 2007, compared to $146.7 million in fiscal 2006.  This activity primarily reflects investments in our manufacturing facilities.  Capital expenditures were $174.8 million in fiscal 2007 and $130.5 million in fiscal 2006.  A substantial portion of these expenditures were made to complete our new manufacturing facility in Washington, Missouri.  The facility was substantially complete at the end of fiscal 2006.  In fiscal 2007, we invested in the necessary equipment and tooling to begin production of infotainment systems in the facility.  We also made capital expenditures for a new manufacturing facility in China during this past year.  In Europe, we invested in customer tooling and other manufacturing equipment to support infotainment system programs for automotive customers.  Capital expenditures were also used for new product tooling for consumer and professional products.

Financing Activities

Net cash flows used in financing activities were $222.7 million in fiscal 2007 compared to $260.1 million used in fiscal 2006.  During this past year, we paid $128.8 million to repurchase 1.5 million shares of our common stock and we made net payments of $107.6 million on our revolving credit facility.  Since the inception of our share repurchase program in June 1998, we have acquired and placed in treasury 18.2 million shares at a cost of $639.6 million through June 30, 2007.  Our share repurchase program has been suspended due to our proposed merger with Parent.

Our total debt was $76.5 million at June 30, 2007 primarily comprised of borrowings of $55.0 million under our revolving credit facility and $16.5 million in outstanding principal amount of senior notes.  The senior notes had a stated interest rate of 7.32 percent and were due on July 1, 2007.  These notes were paid in upon maturity.  We also had capital leases and other long-term borrowings of $3.2 million at June 30, 2007.  Short-term borrowings included in debt were $1.8 million.

At June 30, 2006, our total debt was $197.6 million primarily comprised of $159.9 million of borrowings under our revolving credit facility.  Also included in total debt was $13.2 million principal amount of 7.125 percent senior notes due February 15, 2007 and $16.5 million principal amount of 7.32 percent senior notes due July 1, 2007.  We also had capital leases and other long-term borrowings of $6.2 million at June 30, 2007. Short-term borrowings included in debt are $1.8 million at June 30, 2007.

On June 28, 2005, we entered into a $300 million multi-currency revolving credit facility with a group of banks, which under certain circumstances could have been increased to $350 million. This facility expires in June 2010 and replaces the $150 million revolving credit facility that expired on August 14, 2005. On June 22, 2006, we amended and restated our multi-currency revolving credit facility. The Restated Credit Agreement, among other things, added Harman Holding GmbH & Co. KG (“Harman Holding”), a limited partnership organized under the laws of Germany and wholly-owned subsidiary of the company, as an additional borrower.  The maximum principal amount of borrowings permitted under the Restated

Agreement remains at $300 million. The Restated Agreement also amends our conditional option to increase the maximum aggregate revolving commitment amount from $350 million to $550 million. At June 30, 2007, we had $55.0 million of borrowings under this credit facility and outstanding letters of credit of $5.6 million.  Unused availability under the revolving credit facility was $239.4 million at June 30, 2007.  We expect this credit facility will be repaid in full and terminated in connection with the financing associated with the completion of our proposed merger with Parent.

Our long-term debt agreements contain financial and other covenants that, among other things, limit our ability to incur additional indebtedness, restrict subsidiary dividends and distributions, limit our ability to encumber certain assets and restrict our ability to issue capital stock of our subsidiaries. Our long-term debt agreements permit us to pay dividends or repurchase our capital stock without any dollar limitation provided that we would be in compliance with the financial covenants in our revolving credit facility after giving effect to such dividend or repurchase. We were in compliance with the terms of our long-term debt agreements at June 30, 2007, 2006 and 2005.

Contractual Obligations

We have obligations and commitments to make future payments under debt agreements and operating leases. The following table details our financing obligations by due date:
	Fiscal Year Ending June 30,

($000s)	2008	2009	2010	2011	2012	Thereafter	Total

Short-term borrowings (a)	$1,838	---	---	---	---	---	$1,838
Senior notes (b)	16,486	---	---	---	---	---	16,486
Capital leases (c)	459	477	495	408	412	---	2,251
Other long-term obligations (b)	84	90	55,095	100	105	479	55,953
Firm commitments for capital expenditures	37,643	---	---	---	---	---	37,643
Purchase obligations (c)	196,554	533	24	---	---	860	197,971
Non-cancelable operating leases (d)	43,517	40,913	38,511	23,879	19,198	22,698	188,716
Total contractual cash obligations	$296,581	42,013	94,125	24,387	19,715	24,037	$500,858

(a) See note 5 to our consolidated financial statements.
(b) See note 6 to our consolidated financial statements.
(c) Includes amounts committed under enforceable agreements for purchase of goods and services with defined terms as to quantity, price and timing of delivery.
(d) See note 7 to our consolidated financial statements.

Business Outlook

Automotive has received significant awards to develop infotainment systems for customers including BMW, Audi, PSA Peugeot Citroën and Chrysler.  We anticipate that our infotainment systems will become increasingly scalable across a full range of luxury, mid-range and entry-level vehicles.  In the future, we expect these systems to include additional functionality that will include driver assist safety measures.  Consumer will continue to develop new products that emphasize mobility such as the emerging music-enabled cell phones.  Professional will focus on expanding their lineup of products that are enabled with their HiQnet protocol.

We presently expect our proposed merger with KHI Parent to be completed in the fourth quarter of calendar 2007.  Following the merger, we will be a wholly owned subsidiary of Parent.  Affiliates of KKR and GSCP will hold a majority of the common stock of Parent.  This transaction will result in a significant increase in our outstanding debt and we will incur substantial transaction, financing and other expenses in connection with the transaction that are expected to have a material effect on our financial condition and results of operations at and for our fiscal year ended June 30, 2008 and future periods.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are required to include information about potential effects of changes in interest rates and currency exchange rates in our periodic reports filed with the Securities and Exchange Commission.

Interest Rate Sensitivity/Risk

At June 30, 2007, interest on approximately 22 percent of our borrowings was determined on a fixed rate basis. The interest rates on the balance of our debt are subject to changes in U.S. and European short-term interest rates. To assess exposure to interest rate changes, we have performed a sensitivity analysis assuming a hypothetical 100 basis point increase or decrease in interest rates across all outstanding debt and investments. Our analysis indicates that the effect on fiscal 2007 net income of such an increase or decrease in interest rates would be approximately $0.4 million. Based on June 30, 2006 positions, the impact of such changes in interest rates was approximately $0.9 million to fiscal 2006 net income.

The following table provides information as of June 30, 2007 about our financial instruments that are sensitive to changes in interest rates and debt obligations. The table presents principal cash flows and related average interest rates by contractual maturity dates. Weighted average variable rates are generally based on LIBOR as of the reset dates. The information is presented in U.S. dollar equivalents as of June 30, 2007.

Principal Payments and Interest Rates by Contractual Maturity Dates

	Fiscal Years Ending June 30,							Fair value (assets)/
($ millions)	2008	2009	2010	2011	2012	Thereafter	Total	liabilities

Debt obligation (US$)	$18.4	0.1	55.1	0.1	0.1	0.5	$74.3	$74.3

Average interest rate	7.13%	5.00%	6.02%	5.00%	5.00%	5.00%	---	---

Foreign Currency Risk

We maintain significant operations in Germany, the United Kingdom, France, Austria, Hungary, Mexico, Switzerland and Sweden. As a result, we are subject to market risks arising from changes in foreign currency exchange rates, principally the change in the value of the Euro compared to the U.S. Dollar.  Our subsidiaries purchase products and raw materials in various currencies. As a result, we may be exposed to cost changes relative to local currencies in the markets to which we sell our products. To mitigate these risks, we enter into forward foreign exchange contracts. Also, foreign currency positions are partially offsetting and are netted against one another to reduce exposure.

We presently estimate the effect on projected 2008 income before income taxes, based upon a recent estimate of foreign exchange transactional exposure, of a uniform strengthening or uniform weakening of the transaction currency rates of 10 percent would be to increase or decrease income before income taxes by approximately $35 million. As of June 30, 2007, we had hedged a portion of our estimated foreign currency transactions using forward exchange contracts.

We presently estimate the effect on projected 2008 income before income taxes, based upon a recent estimate of foreign exchange translation exposure (translating the operating performance of our foreign subsidiaries into U.S. Dollars), of a uniform strengthening or weakening of the U.S. Dollar by 10 percent would be to increase or decrease income before income taxes by approximately $40 million.

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

We assessed the effectiveness of our internal control over financial reporting as of June 30, 2007.  In making this assessment, we used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.”  Our assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, overall control environment and information systems control environment. Based on our assessment, we have concluded that, as of June 30, 2007, our internal control over financial reporting was effective.

Our assessment of the effectiveness of our internal control over financial reporting, as of June 30, 2007, has been audited by KPMG LLP, an independent registered public accounting firm. KPMG’s report on our internal controls over financial reporting is included herein.

/s/  Kevin L. Brown
Kevin L. Brown
Executive Vice President and Chief Financial Officer

/s/ Sandra B. Robinson
Sandra B. Robinson
Vice President – Financial Operations and Chief Accounting Officer

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders
Harman International Industries, Incorporated:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 8, that Harman International Industries, Incorporated maintained effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The management of Harman International Industries, Incorporated is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Harman International Industries, Incorporated maintained effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Harman International Industries, Incorporated maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harman International Industries, Incorporated and subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of operations, cash flows and shareholders’ equity and comprehensive income for each of the years in the three-year period ended June 30, 2007 and our report dated August 29, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

McLean, Virginia
August 29, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Harman International Industries, Incorporated:

We have audited the accompanying consolidated balance sheets of Harman International Industries, Incorporated and subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of operations, cash flows and shareholders’ equity and comprehensive income for each of the years in the three-year period ended June 30, 2007. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule for each of the years in the three-year period ended June 30, 2007. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harman International Industries, Incorporated and subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 12 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans effective June 30, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Harman International Industries, Incorporated’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 29, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia
August 29, 2007

Consolidated Balance Sheets
Harman International Industries, Incorporated and Subsidiaries
($000s omitted except share amounts)

	June 30,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$106,141	291,758
Receivables (less allowance for doubtful accounts of $6,040 in 2007 and $8,738 in 2006)	486,557	444,474
Inventories (note 2)	453,156	344,957
Other current assets	187,299	186,778

Total current assets	1,233,153	1,267,967

Property, plant and equipment, net (notes 3, 6 and 7)	591,976	521,935
Goodwill (note 4)	403,749	381,219
Other assets	279,990	204,631

Total assets	$2,508,868	2,375,752

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings (notes 5)	$1,838	1,751
Current portion of long-term debt (note 6)	17,029	16,337
Accounts payable	356,763	320,327
Accrued liabilities	350,164	432,988
Income taxes payable (note 10)	90,187	116,493

Total current liabilities	815,981	887,896

Borrowings under revolving credit facility (note 6)	55,000	159,900
Senior notes (note 6)	2,661	19,566
Minority interest (note 17)	878	2,716
Other non-current liabilities	140,307	77,510
Shareholders’ equity (note 11)
Preferred stock, $.01 par value. Authorized 5,000,000 shares; none issued and outstanding	---	---
Common stock, $.01 par value. Authorized 200,000,000 shares; issued 83,436,983 shares in 2007 and 82,754,909 in 2006	834	827
Additional paid-in capital	595,853	544,871
Accumulated other comprehensive income (loss):
Unrealized loss on hedging derivatives	(510)	(3,267)
Pension benefits	(15,778)	(11,789)
Cumulative foreign currency translation adjustment	98,479	64,280
Retained earnings	1,454,771	1,144,070
Less common stock held in treasury (18,198,082 shares in 2007 and 16,690,182 shares in 2006)	(639,608)	(510,828)

Total shareholders’ equity	1,494,041	1,228,164

Commitments and contingencies (notes 7 and 14)

Total liabilities and shareholders’ equity	$2,508,868	2,375,752

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations
Harman International Industries, Incorporated and Subsidiaries
($000s omitted except per share amounts)

	Years Ended June 30,
	2007	2006	2005

Net sales	$3,551,144	3,247,897	3,030,889
Cost of sales	2,339,938	2,095,327	1,999,187
Gross profit	1,211,206	1,152,570	1,031,702

Selling, general and administrative expenses	824,819	755,329	680,721
Operating income	386,387	397,241	350,981

Other expenses:
Interest expense, net	1,500	13,027	10,516
Miscellaneous, net	2,682	8,027	5,128

Income before income taxes and minority interest	382,205	376,187	335,337

Income tax expense, net	70,186	121,877	102,489
Minority interest	(1,944)	(985)	---

Net income	$313,963	255,295	232,848

Basic earnings per share	$4.81	3.85	3.47

Diluted earnings per share	$4.72	3.75	3.31

Weighted average shares outstanding – basic	65,310	66,260	67,120

Weighted average shares outstanding – diluted	66,449	68,105	70,399

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Harman International Industries, Incorporated and Subsidiaries
($000s omitted)	Years Ended June 30,
	2007		2006	2005

Cash flows from operating activities:
Net income		$313,963	255,295	232,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		127,162	129,949	118,665
Deferred income taxes		(45,563)	(8,011)	(83,057)
Loss on disposition of assets		959	1,480	3,381
Stock option expense		15,418	16,586	14,318
Excess tax benefits from share-based payment arrangements		(10,456)	(45,493)	74,107

Changes in operating assets and liabilities:
Decrease (increase) in:
Receivables		(20,314)	4,877	(3,015)
Inventories		(92,024)	(21,433)	(25,291)
Other current assets		(34,844)	(27,456)	(11,287)
Increase (decrease) in:
Accounts payable		26,266	37,274	35,396
Accrued liabilities		(37,297)	45,877	66,270
Income taxes payable		(34,083)	5,303	(19,075)
Other operating activities		6,126	5,731	16,282
Net cash provided by operating activities		$215,313	399,979	419,542

Cash flows from investing activities:
Payment for purchase of companies, net of cash acquired		$(9,229)	(13,808)	(145,680)
Proceeds from asset dispositions		3,038	1,574	2,128
Capital expenditures		(174,794)	(130,548)	(172,326)
Sale of investments		---	---	91,000
Other items, net		970	(3,898)	4,687
Net cash used in investing activities		$(180,015)	(146,680)	(220,191)

Cash flows from financing activities:
Net increase (decrease) in short-term borrowings		$135	(828)	(1,699)
Net (repayments) borrowings under revolving credit facility		(107,631)	158,294	---
Repayment of long-term debt		(13,168)	(281,945)	(49,921)
Other decrease in long-term debt		(5,614)	(13,250)	(1,077)
Repurchase of common stock		(128,780)	(192,608)	(146,369)
Dividends paid to shareholders		(3,262)	(3,321)	(3,354)
Exercise of stock options		25,115	27,650	11,278
Excess tax benefits from share-based payment arrangements		10,456	45,493	---
Other		---	462	---
Net cash used in financing activities		$(222,749)	(260,053)	(191,142)

Effect of exchange rate changes on cash		1,834	7,298	(3,703)

Net increase (decrease) in cash and cash equivalents		(185,617)	544	4,506
Cash and cash equivalents at beginning of period		$291,758	291,214	286,708
Cash and cash equivalents at end of period		$106,141	291,758	291,214

Supplemental schedule of non-cash investing activities:
Fair value of assets acquired	$	---	12,102	155,939
Cash paid for the assets		---	6,503	139,213
Liabilities assumed	$	---	5,599	16,726

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income
Harman International Industries, Incorporated and Subsidiaries
Years Ended June 30, 2007, 2006 and 2005
	Common Stock
				Accumulated			Total
	Number	$0.01	Additional	other			share-
	of	Par	paid-in	comprehensive	Retained	Treasury	holders’
($000s omitted)	shares	Value	capital	income (loss)	earnings	stock	equity

Balance, June 30, 2004	66,090,022	$789	355,477	27,979	662,602	(171,851)	874,996

Comprehensive income:
Net income	—	—	—	—	232,848	—	232,848
Foreign currency translation adjustment	—	—	—	(3,477)	—	—	(3,477)
Unrealized gain on hedging derivatives	—	—	—	13,369	—	—	13,369
Minimum pension liability	—	—	—	(6,768)	—	—	(6,768)
Total comprehensive income	—	—	—	3,124	232,848	—	235,972

Exercise of stock options, net of shares received	2,250,422	22	11,256	—	—	—	11,278
Tax benefit attributable to stock options plan	—	—	74,107	—	—	—	74,107
Stock option compensation	—	—	14,318	—	—	—	14,318
Treasury shares purchased	(1,677,900)	—	—	—	—	(146,369)	(146,369)
Dividends ($.05 per share)	—	—	—	—	(3,354)	—	(3,354)

Balance, June 30, 2005	66,662,544	$811	455,158	31,103	892,096	(318,220)	1,060,948
Comprehensive income:
Net income	—	—	—	—	255,295	—	255,295
Foreign currency translation adjustment	—	—	—	24,578	—	—	24,578
Unrealized gain on hedging derivatives	—	—	—	(8,815)	—	—	(8,815)
Minimum pension liability	—	—	—	2,358	—	—	2,358
Total comprehensive income	—	—	—	18,121	255,295	—	273,416

Exercise of stock options, net of shares received	1,632,883	16	27,634	—	—	—	27,650
Tax benefit attributable to stock option plan	—	—	45,493	—	—	—	45,493
Stock option compensation	—	—	16,586	—	—	—	16,586
Treasury shares purchased	(2,230,700)	—	—	—	—	(192,608)	(192,608)
Dividends ($.05 per share)	—	—	—	—	(3,321)	—	(3,321)

Balance, June 30, 2006	66,064,727	$827	544,871	49,224	1,144,070	(510,828)	1,228,164
Comprehensive income:
Net income	—	—	—	—	313,963	—	313,963
Foreign currency translation adjustment	—	—	—	34,199	—	—	34,199
Unrealized gain on hedging derivatives	—	—	—	2,757	—	—	2,757
Minimum pension liability	—	—	—	3,264	—	—	3,264
Total comprehensive income	—	—	—	40,220	313,963	—	354,183

Exercise of stock options, net of shares received	682,074	7	25,108	—	—	—	25,115
Tax benefit attributable to stock option plan	—	—	10,456	—	—	—	10,456
Adoption of SFAS No. 158 (net of tax)				(7,253)			(7,253)
Stock option compensation	—	—	15,418	—	—	—	15,418
Treasury shares purchased	(1,507,900)	—	—	—	—	(128,780)	(128,780)
Dividends ($.05 per share)	—	—	—	—	(3,262)	—	(3,262)

Balance, June 30, 2007	65,238,901	$834	595,853	82,191	1,454,771	(639,608)	1,494,041

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Harman International Industries, Incorporated and Subsidiaries

Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of Harman International Industries, Incorporated and our subsidiaries (collectively, the “company”) after the elimination of significant intercompany transactions and accounts.  Unless the context indicates otherwise, the terms “we”, “us”, or “our” refer herein to Harman International Industries, Incorporated and subsidiaries.

Reclassifications. Where necessary, prior years’ information has been reclassified to conform to the fiscal 2007 financial statement presentation.

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

Among the most significant estimates used in the preparation of our financial statements are estimates associated with the valuation of inventory, depreciable lives of fixed assets, accounting for business combinations, the evaluation of the recoverability of goodwill, evaluation of the recoverability of pre-production and development contract costs, warranty liability, litigation and taxation. In addition, estimates form the basis for our reserves for sales discounts, sales allowances, accounts receivable, inventory, and postretirement and other employee benefits. Various assumptions go into the determination of these estimates. The process of determining significant estimates requires consideration of factors such as historical experience, current and expected economic conditions, and actuarial methods. We reevaluate these significant factors and makes changes and adjustments where facts and circumstances indicate that changes are necessary.

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

Allowance for Doubtful Accounts. We reserve an estimated amount for accounts receivable that may not be collected. Methodologies for estimating allowance for doubtful accounts are primarily based on specific identification of uncollectible accounts. Historical collection rates and customer credit worthiness are considered in determining specific reserves. At June 30, 2007 and 2006, we had $6.0 million and $8.7 million, respectively, reserved for possible uncollectible accounts receivable. As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating our allowance for doubtful accounts.

Warranty Liabilities. We warrant our products to be free from defects in materials and workmanship for periods ranging from six months to six years from the date of purchase, depending on the business segment and product. The warranty is a limited warranty, and it may impose certain shipping costs on the customer and exclude deficiencies in appearance except for those evident when the product is delivered. Our dealers and warranty service providers normally perform warranty service for loudspeakers and electronics in the field, using parts supplied on an exchange basis by our company. Estimated warranty liabilities are based upon past experience with similar types of products, the technological complexity of certain products, replacement cost and other factors. See Note 9, Warranty Liabilities, for additional information regarding our warranties.

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

Amortization of Intangibles. Amortization of intangibles primarily includes amortization of intangible assets such as patents, trademarks and distribution agreements and amortization of costs, other than interest costs. Intangibles are amortized over 10 months to 17 years. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill was not amortized after July 1, 2002.

Research and Development. Research and development costs are expensed as incurred. Our expenditures for research and development were $356.7 million, $302.0 million and $222.6 million for the fiscal years ending June 30, 2007, 2006 and 2005, respectively.

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

Property, Plant and Equipment. Property, plant and equipment is stated at cost or, in the case of capitalized leases, at the present value of the future minimum lease payments. Depreciation and amortization of property, plant and equipment is computed primarily using the straight-line method over useful lives estimated from 1 to 50 years or over the term of the lease, whichever is shorter. Buildings and improvements are depreciated over 1 to 50 years, machinery and equipment are depreciated over 3 to 20 years and furniture and fixtures are depreciated over 3 to 10 years. See Note 3, Property, Plant and Equipment, for additional information.

Goodwill.  Goodwill was $403.7 million at June 30, 2007 compared with $381.2 million at June 30, 2006.  The increase is primarily due to contingent consideration and deferred purchase price payments paid during fiscal 2007 associated with prior fiscal year acquisitions.  Currency translation also contributed to the increase.  Our SFAS 142 annual impairment test concluded that goodwill was not impaired as of the test date, April 30, 2007.

In fiscal 2006, goodwill increased $36.1 million, which was mainly due to the acquisition of PhatNoise and our investment in a joint venture in Korea.  Contingent consideration associated with the acquisition of Innovation Systems in a prior fiscal year also contributed to the increase in goodwill.

Pre-Production and Development Costs.  We incur pre-production and development costs primarily related to infotainment systems that we develop for automobile manufacturers pursuant to long-term supply agreements. We record certain costs incurred pursuant to these agreements as unbilled costs in accordance with EITF Issue No. 99-5, Accounting for Pre-Production Costs Related to Long-Term Supply Agreements, or the percentage-of-completion method of AICPA Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Unbilled costs at June 30, 2007 were $30.8 million, including $14.5 million of pre-production costs and $16.3 million of costs under development contracts. Unbilled costs reimbursable in the next twelve months total $10.3 million and are recorded in Other current assets. Unbilled costs reimbursable in subsequent years total $20.5 million and are recorded in Other assets. At June 30, 2007, we had fixed assets of $21.2 million for molds, dies and other tools which our customers will eventually purchase and own pursuant to long-term supply contracts.

At June 30, 2006, total unbilled costs were $34.4 million, including $4.2 million of pre-production costs and $30.2 million of costs under development contracts. At June 30, 2006, unbilled costs reimbursable in the next twelve months totaled $11.5 million and were recorded in Other current assets. Unbilled costs reimbursable in subsequent years totaled $22.9 million and were recorded in Other assets.

Purchased and Deferred Software Costs.  Software costs that are related to conceptual formulation and incurred prior to the establishment of technological feasibility are expensed as incurred. Costs incurred to purchase software to be sold as an integral component of a product are deferred until the product is sold. Software development costs incurred subsequent to establishment of technological feasibility and which are considered recoverable by management are deferred in compliance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, and amortized over the product’s life, usually three years.  There were no deferred costs at June 30, 2007.

At June 30, 2006, deferred costs were $0.4 million, net of accumulated amortization of $35.2 million.  Deferred costs, net, are included in Other assets on the balance sheet. Historically, deferred costs were comprised of costs to acquire or develop automotive infotainment system software.

Income Taxes. Deferred income tax assets or liabilities are computed based on the temporary differences between the financial statement and income tax basis of assets and liabilities using the statutory marginal income tax rate in effect for the years in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized.  In determining the need for, and amount of, a valuation allowance, we consider our ability to forecast earnings, future taxable income, carryback losses, if any, and we consider feasible tax planning strategies.  We believe the estimate of our income tax assets, liabilities and expense are “critical accounting estimates” because if the actual income tax assets, liabilities and expenses differ from our estimates the outcome could have a material impact on our results of operations.  Additional information regarding income taxes appears in Note 10, Income Taxes.

Retirement benefits. We provide postretirement benefits to certain employees. Employees in the United States are covered by a defined contribution plan. Our contributions to this plan are based on a percentage of employee contributions and, with approval of the Board of Directors, profit sharing contributions may be made as a percentage of employee compensation. These plans are funded on a current basis. We also have a Supplemental Executive Retirement Plan (SERP) in the United States that provides retirement, death and termination benefits, as defined, to certain key executives designated by the Board of Directors.

Certain employees outside the United States are covered by non-contributory defined benefit plans. The defined benefit plans are funded in conformity with applicable government regulations. Generally, benefits are based on age, years of service, and the level of compensation during the final years of service.

Effective June 30, 2007, we adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”), which requires that the consolidated balance sheets reflect the funded status of pension plans. In future reporting periods, the difference between actual amounts and estimates based on actuarial assumptions will be recognized in other comprehensive income or loss in the period in which they occur. These benefit plans are discussed further in Note 12, Retirement Benefits.

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

Derivative Financial Instruments. We are exposed to market risks arising from changes in interest rates, commodity prices and foreign currency exchange rates. We use derivatives in our management of interest rate and foreign currency exposure. We do not utilize derivatives that contain leverage features. On the date that we enter into a derivative that qualifies for hedge accounting, the derivative is designated as a hedge of the identified exposure. We document all relationships between hedging instruments and hedged items and assess the effectiveness of our hedges at inception and on an ongoing basis.

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

Interest Rate Management. In prior years, we had in place interest rate swaps, which were designated as fair value hedges of the underlying fixed rate obligations. The fair value of the interest rate swaps were recorded in other assets or other long-term liabilities with a corresponding increase or decrease in the fixed rate obligations. The changes in the fair value of the interest rate swaps and the underlying fixed rate obligations were recorded as equal and offsetting unrealized gains and losses in interest expense. As of June 30, 2006 all interest rates swaps were terminated in connection with the repurchase of the majority of our senior debt.  For additional information, see Note 6, Long-Term Debt and Current Portion of Long-Term Debt.

We also have an interest rate swap to effectively convert the interest on an operating lease from a variable to a fixed rate.  At the end of each reporting period, the discounted fair value of the interest rate swap is calculated.  The fair value is recorded as an asset or liability.  The effective gain or loss is recorded as a debit or credit to accumulated other comprehensive income and any ineffectiveness is recorded immediately to rent expense.  For additional information, see Note 15, Derivatives.

Foreign Currency Management. The fair value of foreign currency related derivatives is included in the Consolidated Balance Sheet in other current assets and accrued liabilities. The earnings impact of cash flow hedges relating to forecasted purchases of inventory is generally reported in cost of sales to match the underlying transaction being hedged. Unrealized gains and losses on these instruments are deferred in other comprehensive income until the underlying transaction is recognized in earnings. The earnings impact of cash flow hedges relating to the variability in cash flows associated with foreign currency denominated assets and liabilities is reported in cost of sales or other expense depending on the nature of the assets or liabilities being hedged. The amounts deferred in other comprehensive income associated with these instruments generally relate to spot-to-spot differentials from the date of designation until the hedged transaction takes place.

Stock-Based Compensation. Effective July 1, 2005, we adopted SFAS No. 123R, Accounting for Stock-Based Compensation (“SFAS No. 123R”), using the modified prospective method. Under SFAS No. 123R, our compensation expense is recognized based on the estimated fair value of stock options and similar equity instruments awarded to employees. Prior to fiscal 2006, we accounted for stock-based compensation according to the fair-value method of stock-based compensation per SFAS No. 123,

Accounting for Stock-Based Compensation, for all grants made on or after July 1, 2002. As such, an expense based on service attribution recognized in accordance with Financial Accounting Standards Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, and the fair value of stock options granted since 2003 have been reflected in net income. Stock-based compensation is discussed further in Note 11, Stock Option and Incentive Plan.

Recent Accounting Pronouncements.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The statement permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the impact of SFAS No. 159 on our consolidated financial statements upon adoption during fiscal 2009.

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

In September 2006, the SEC released SEC Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB No. 108 requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements.  SAB No. 108 allows registrants to record the effects of adopting the guidance as a cumulative-effect adjustment to retained earnings. We adopted SAB No. 108 for the fiscal year ended June 30, 2007.  The adoption of SAB No. 108 had no effect on our consolidated financial statements.

In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires an employer to recognize on its balance sheet the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation. Employers must also recognize as a component of accumulated other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period.  We adopted SFAS No. 158 at June 30, 2007 and have disclosed the impact on our consolidated financial statements in Note 12, Retirement Benefits.

In June 2006, the FASB issued FAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement

No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. We will adopt FIN 48 effective July 1, 2007. The adoption of FIN 48 is not anticipated to have a significant impact on our consolidated financial statements.

On May 2, 2007, the FASB issued FASB Staff Position No. 48-1, Definition of Settlement in FASB Interpretation No. 48 (FIN 48-1) which amends FIN 48, to provide guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  Under FIN 48-1, a tax position is considered to be effectively settled if the taxing authority completed its examination, the enterprise does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future.  We will adopt FIN 48-1 effective July 1, 2007. The adoption of FIN 48-1 is not anticipated to have a significant impact on our consolidated financial statements.

Note 2 - Inventories

Inventories consist of the following:

	June 30,
($000s omitted)	2007	2006

Finished goods	$235,736	147,663
Work in process	52,682	45,954
Raw materials and supplies	164,738	151,340
Total	$453,156	344,957

Inventories are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method. The valuation of inventory requires us to make judgments and estimates regarding obsolete, damaged or excess inventory as well as current and future demand for our products. The estimates of future demand along with analysis of usage data that we use in the valuation of inventory are the basis for our inventory reserves and have an effect on our results of operations. We calculate inventory reserves using a combination of lower of cost or market analysis, analysis of historical usage data, forecast demand data and historical disposal rates. Lower of cost or market analysis is typically applied to those items of inventory that represent a substantial portion of the total value of inventory on-hand. The high-value units typically represent a small percentage of the total inventory items, so identification of obsolescence or valuation reserve requirements for the balance of the inventory on-hand is accomplished using either historical or forecast usage to identify slow-moving or obsolete items.

Note 3 - Property, Plant and Equipment

Property, plant and equipment are composed of the following:

	June 30,
($000s omitted)	2007	2006

Land	$14,738	11,737
Buildings and improvements	269,968	244,960
Machinery and equipment	905,293	764,969
Furniture and fixtures	41,386	53,187
	1,231,385	1,074,853
Less accumulated depreciation and amortization	(639,409)	(552,918)
Property, plant and equipment, net	$591,976	521,935

Note 4 - Goodwill

Goodwill was $403.7 million at June 30, 2007 compared with $381.2 million at June 30, 2006. The increase is primarily due to contingent consideration and deferred purchase price payments paid during fiscal 2007 associated with prior year acquisitions.  Currency translation also contributed to the increase. Our SFAS 142 annual impairment test concluded that goodwill was not impaired as of the test date, April 30, 2007.

In fiscal 2006, goodwill increased $36.1 million, which was mainly due to the acquisition of PhatNoise and our investment in a joint venture in Korea.  Contingent consideration associated with the acquisition of Innovation Systems in a prior fiscal year also contributed to the increase in goodwill.

Note 5 - Short-Term Borrowings

At June 30, 2007, we had outstanding short-term borrowings of $1.8 million with a weighted average interest rate of 5.5 percent. The short-term borrowings were under unsecured lines of credit totaling $18.3 million in Japan, China and the United Kingdom. We had $1.8 million of outstanding short-term borrowings with a weighted average interest rate of 5.3 percent at June 30, 2006.

Note 6 - Long-Term Debt and Current Portion of Long Term-Debt

Long-term debt is comprised of the following:

	June 30,
($000s omitted)	2007		2006
Senior notes, unsecured, due February 15, 2007 interest due semiannually at 7.125%	$	---	13,168
Senior notes, unsecured, due July 1, 2007 interest due semiannually at 7.32%		16,486	16,486
Revolving credit facility		55,000	159,900
Obligations under capital leases (note 7)		2,251	2,555
Other unsubordinated variable rate loans due through 2016, bearing interest at an average effective rate of 5.00% at June 30, 2007		953	3,694
Total		74,690	195,803
Less current installments		(17,029)	(16,337)
Long-term debt		$57,661	179,466

Our long-term debt at June 30, 2007, consisted of $55.0 million in borrowings under the revolving credit facility and $2.7 million of other obligations.  Our current portion of long-term debt consisted of $16.5 million principal amount of 7.32 percent senior notes due July 1, 2007 and $0.5 million of other obligations.

During the fiscal year ended June 30, 2007, we purchased and retired $13.2 million of our 7.125 percent senior notes due February 2007 at an average premium of 0.718 percent, retiring the outstanding principal amount of $13.2 million and resulting in an other non-operating expense of $0.1 million.

We are a party to a $300 million multi-currency revolving credit facility with a group of banks.  This facility expires in June 2010.  The interest rate on the revolving rate facility is based upon LIBOR plus 37 to 90 basis points and we pay a commitment fee of 8 to 22.5 basis points.  The interest rate spread and commitment fee are determined based upon our interest coverage ratio and senior unsecured debt rating. At June 30, 2007, we had $55.0 million in borrowings under the revolving credit facility and outstanding letters of credit of $5.6 million.

Our long-term debt agreements contain financial and other covenants that, among other things, limit our ability to incur additional indebtedness, restrict subsidiary dividends and distributions, limit our ability to encumber certain assets and restrict our ability to issue capital stock of our subsidiaries. Our long-term debt agreements permit us to pay dividends or repurchase our capital stock without any dollar limitation provided that we would be in compliance with the financial covenants in our revolving credit facility after giving effect to such dividend or repurchase.  At June 30, 2007 and 2006, we were in compliance with the terms of our long-term debt agreements.

Weighted average borrowings were $170.2 million, $342.0 million and $340.3 million for fiscal years ended June 30, 2007, 2006 and 2005, respectively.  The weighted average interest rate was 5.6 percent, 7.4 percent and 5.3 percent in fiscal 2007, 2006 and 2005, respectively.  Our average interest rates fluctuate primarily due to changes in the U.S. Dollar denominated short-term LIBOR base rates. The majority of our interest expense is linked to the U.S. Dollar short-term LIBOR rates.

Interest expense is reported net of interest income in our consolidated statement of operations. Gross interest expense was $9.6 million, $25.2 million and $18.1 million for the fiscal years ended June 30, 2007, 2006 and 2005 respectively. Interest income was $8.1 million, $12.2 million and $7.6 million for the fiscal years ended June 30, 2007, 2006 and 2005.

Cash paid for interest, net of cash received, was $2.5 million, $18.8 million, and $10.2 million during the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

Long-term debt, including obligations under capital leases, maturing in each of the next five fiscal years is as follows ($000s omitted):

2008	$17,029
2009	567
2010	55,591
2011	508
2012	516
Thereafter	479

Note 7 - Leases

The following analysis represents property under capital leases:

	June 30,
($000s omitted)	2007	2006
Capital lease assets	$6,982	6,680
Less accumulated amortization	(4,629)	(4,151)
Net	$2,353	2,529

At June 30, 2007, we are obligated for the following minimum lease commitments under terms of noncancelable lease agreements:

	Capital	Operating
($000s omitted)	leases	leases
2008	$533	$43,517
2009	524	40,913
2010	527	38,511
2011	421	23,879
2012	411	19,198
Thereafter	---	22,698
Total minimum lease payments	2,416	$188,716
Less interest	(165)
Present value of minimum lease payments	$2,251

Operating lease expense for the year ended June 30, 2007 was $44.3 million and operating lease expense was $42.0 million and $50.1 million for each of the fiscal years ended June 30, 2006 and 2005, respectively.

Note 8 - Fair Value of Financial Instruments

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

The fair value of long-term debt approximates the carrying value at June 30, 2007.

Note 9 - Warranty Liabilities

Details of the estimated warranty liability are as follows:

	Years Ended June 30,
($000s omitted)	2007	2006
Beginning balance	$60,768	48,582
Warranty provisions	49,148	55,925
Warranty payments (cash or in-kind)	(61,768)	(43,739)
Ending balance	$48,148	60,768

The warranty liabilities are included in accrued liabilities.

Note 10 - Income Taxes

The tax provisions and analysis of effective income tax rates are comprised of the following items:

	Years Ended June 30,
($000s omitted)	2007	2006	2005

Provision for Federal income taxes before credits at statutory rate	$133,772	131,665	117,368
State income taxes	260	211	984
Difference between Federal statutory rate and foreign effective rate	(1,305)	(2,401)	(8,551)
Dividend repatriation	---	3,350	---
IRS settlement	---	(1,081)	---
Permanent differences	(330)	(524)	(4,224)
Tax benefit from export sales	(1,338)	(2,186)	(2,116)
Change in valuation allowance	---	61	544
Change in other tax liabilities	(1,712)	(2,611)	(2,210)
Reduction in deferred asset due to tax rate changes in foreign jurisdiction	---	---	3,429
Difference between Federal and financial accounting for incentive stock option grants	432	853	895
Federal income tax credits	(59,750)	(5,168)	(3,600)
Other	157	(292)	(30)
Total	$70,186	121,877	102,489

We recorded a net increase in the deferred tax asset for foreign income tax credits.  Income tax expense consists of the following:

	Years Ended June 30,
($000s omitted)	2007	2006	2005

Current:
Federal	$3,991	(3,692)	5,226
State	400	325	275
Foreign	107,818	134,610	104,658
	112,209	131,243	110,159
Deferred:
Federal	(43,913)	(47,105)	(80,183)
State	---	---	709
Foreign	(8,566)	(7,754)	(2,302)
	(52,479)	(54,859)	(81,776)

Charge in lieu of taxes attributable to tax benefit from employee stock options	10,456	45,493	74,106

Total	$70,186	121,877	102,489

Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities and available tax loss and credit carryforwards.

The following deferred taxes are recorded:

Assets/(liabilities)

	June 30,
($000s omitted)	2007		2006

Federal net operating loss carryforwards	$	---	31,087
Federal tax credits		206,110	26,515
Inventory costing differences		8,816	8,350
Capitalized research and development		52,925	45,659
Foreign tax loss and credit carryforwards		23,475	13,727
Non-qualified stock options – GAAP deductions		12,075	10,441
Valuations and other allowances		64,014	63,550
Total gross deferred tax asset		$367,415	199,329
Less valuation allowance		(110,765)	(3,674)
Deferred tax asset		$256,650	195,655

Total gross deferred tax liability from fixed asset depreciation		$(8,545)	(7,327)
Foreign statutory accounting including royalty payments		(18,907)	(15,148)
Total gross deferred tax liability		$(27,451)	(22,475)

Net deferred tax asset		$229,199	173,180

We have Federal research credit, alternative minimum tax credit and foreign income tax credit carryforwards valued at $20.9 million, $1.4 million and $183.7 million, respectively. The research credit carryforward will begin to expire in 2021. The alternative minimum tax credit does not expire.  The foreign tax credit will begin to expire in 2013.  A $98.6 million valuation allowance has been recorded for U.S. Federal foreign tax credits.  Additionally, we have an Austrian net operating loss carryforward valued at $5.3 million that will not expire and other foreign tax loss carryforwards before valuation allowance of $18.2 million that begin to expire in 2009.  A valuation allowance has been established for certain of the foreign net operating loss carryforwards.  Management believes the results of future operations will generate sufficient taxable income to realize the net deferred tax asset.

During the fourth quarter of fiscal 2007, we changed our accounting for U.S. foreign tax credits.  Previously, we did not record the tax benefit of U.S. foreign tax credits resulting from German income tax.  We have changed our position because recent case law has provided a probable degree of certainty regarding the treatment of these foreign tax credits.  We have amended previously filed U.S. Federal income tax returns to claim foreign tax credits for German income tax for which our company is legally liable.  The tax years that were amended are 2003 through 2006.  For fiscal years 2008 and beyond, the Internal Revenue Service has issued proposed regulations that will preclude taxpayers from claiming foreign tax credits using the same methodology.  We intend to follow the proposed regulations.

We have not provided U.S. Federal or foreign withholding taxes on foreign subsidiary undistributed earnings as of June 30, 2007, because these foreign earnings are intended to be permanently reinvested.  The U.S. Federal income tax liability, if any, that would be payable if such earnings were not permanently reinvested would not be material.

Cash paid for Federal, state and foreign income taxes were $144.7 million, $135.7 million and $130.3 million, during fiscal years ended June 30, 2007, 2006 and 2005, respectively.

Accrued income taxes payable was $90.1 million and $116.5 million as of June 30, 2007 and 2006, respectively. The deferred tax asset is recorded in other current assets and other assets on the balance sheet.

During the fiscal year ended June 30, 2007, we generated income before income taxes of $29.1 million from our operations in the United States and $353.1 million from our international operations.

Note 11 - Stock Option and Incentive Plan

On June 30, 2007, we had one share-based compensation plan with shares available for future grants, the 2002 Option Plan, which is described below. The compensation expense for share-based compensation was $15.4 million, $16.6 million and $14.3 million for the years ended June 30, 2007, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $4.5 million, $4.8 million and $4.1 million for the years ended June 30, 2007, 2006 and 2005, respectively.

Option Plan

Our 2002 Option Plan permits the grant of stock options, stock appreciation rights, restricted stock and restricted stock units for up to 6,000,000 shares of our common stock.  In 2006, the company’s Board of Directors approved amendments to the 2002 Plan.  The amendments provide for the issuance of restricted stock units under the 2002 Plan, to reduce the number of options granted annually to non-management directors from a maximum of 9,000 to a fixed number of 5,000 and increase the initial one-time grant of options to new non-management directors from 6,000 to 8,000.

Shares may be issued as original issuances, treasury shares or a combination of both. We believe that such awards better align the interests of our employees with those of our stockholders. Option awards are granted with an exercise price equal to the market price of our stock on the date of the grant. The option awards generally vest over five years of continuous service commencing one year from the date of the grant and expire after ten years. At June 30, 2007, a total of 3,556,023 shares of common stock were available for grant under the 2002 Plan.

A grant of restricted stock involves the immediate transfer of ownership of a specified number of shares of common stock with a “substantial risk of forfeiture” for a period of at least three years. A participant who receives a restricted stock grant is entitled immediately to voting, dividend and other share ownership rights associated with the underlying shares of common stock. At June 30, 2007, a total of 12,000 shares of restricted stock were outstanding under the 2002 Plan.

A grant of restricted stock units involves an agreement by the company to deliver a specified number of shares of common stock or cash to the participant when the award vests.  A participant has no ownership or voting rights associated with the underlying shares of common stock.  The Board may, at its discretion, authorize the payment of dividend equivalents on the restricted stock units.  At June 30, 2007, a total of 25,000 restricted stock units were outstanding under the 2002 Plan.

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

We also have options outstanding under our 1992 Plan. Shares under the 1992 Plan can be issued as original issuances or treasury shares or a combination of both. Options to purchase 1,275,888 shares with expiration dates ranging from November 10, 2007 to November 8, 2012 are outstanding under our 1992 Plan. The 1992 Plan was approved by our stockholders and had no shares available for grant on June 30, 2007.

Adoption of SFAS No. 123R

Effective July 1, 2005, we adopted SFAS No. 123R using the modified prospective method. Under SFAS No. 123R, our compensation expense is recognized based on the estimated fair value of stock options and similar equity instruments awarded to employees. The effect of adopting SFAS No. 123R was not material to our income from continuing operations and net income for the year ended June 30, 2006, and the cumulative effect of adoption using the modified-prospective method was similarly not material. Prior to fiscal 2006, we recorded compensation expense associated with stock options in accordance with SFAS No. 123 since July 1, 2002. The primary impact of SFAS No. 123R was on our disclosures and certain calculations as we now are required to use estimated forfeitures rather than actual forfeitures as we had prior to the adoption of SFAS No. 123R.

Prior to the adoption of SFAS No. 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS No. 123R requires the cash flows related to tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Accordingly, we have classified $10.5 million and $45.5 million excess tax benefit realized in the years ended June 30, 2007 and 2006, respectively, as cash flow from financing activity in the accompanying consolidated statements of cash flows.

FASB issued FSP No. FAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, on November 10, 2005. We elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R.

Fair Value Determination

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions noted in the following table.

	Years ended June 30,
	2007	2006	2005

Expected volatility	34.2% - 42.0%	35.0% - 43.0%	41.0%
Weighted-average volatility	36.2%	38.7%	41.0%
Expected annual dividend	$0.05	$0.05	$0.05
Expected term (in years)	1.42 - 7.69	1.90 - 8.33	6.13
Risk-free rate	4.43% - 4.97%	4.05% - 5.24%	3.69%

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

Stock Option Activity

A summary of option activity under our stock option plans as of June 30, 2007 and changes during the year is presented below:

	Shares	Weighted average exercise price	Weighted average remaining contractual term(years)	Aggregate intrinsic value ($000s)

Outstanding at July 1, 2006	3,299,720	$47.04
Granted	793,250	104.17
Exercised	(687,992)	38.53
Forfeited or expired	(190,740)	78.24

Outstanding at June 30, 2007	3,214,238	61.11	6.41	$181,135

Exercisable at June 30, 2007	1,519,408	$31.76	4.31	$129,321

The weighted-average grant-date fair value of options granted during the years ended June 30, 2007, 2006 and 2005 was $31.61, $31.87 and $45.49, respectively. The total intrinsic value of options exercised during the years ended June 30, 2007, 2006 and 2005 was $42.9 million, $147.2 million and $231.7 million, respectively.

A summary of the status of our nonvested restricted stock as of June 30, 2007 and changes during the year ended June 30, 2007, is presented as follows:

		Weighted average
		grant-date
	Shares	fair value

Nonvested at July 1, 2006	37,000	$85.36
Granted	---	---
Vested	---	---
Forfeited	(25,000)	86.98
Nonvested at June 30, 2007	12,000	$82.00

As of June 30, 2007, there was $0.3 million of total unrecognized compensation cost related to nonvested restricted stock-based compensation arrangements granted under the plan. The weighted average recognition period is 1.13 years. No restricted stock vested in the years ended June 30, 2007, 2006 and 2005.

During fiscal 2007, 25,000 restricted stock units were granted with a zero-value exercise price and an aggregate intrinsic value of $2.9 million. As of June 30, 2007, there was $1.3 million of total unrecognized compensation cost related to restricted stock unit compensation arrangements granted under the 2002 Plan. The weighted average recognition period is 2.26 years. No restricted stock units vested or were exercisable in fiscal 2007.

Pro Forma Disclosure

We adopted SFAS No. 123R in July 2005 and SFAS No. 123 in July 2002. Prior to fiscal 2003, we accounted for expense under the stock option plans according to the provisions of APB No. 25 and related interpretations. During fiscal 2004 and 2005 under SFAS No. 123, options granted in fiscal years prior to fiscal 2003 were accounted for using the intrinsic value method as described in APB No. 25, Accounting for Stock Issued to Employees. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, to all of our outstanding and unvested awards in fiscal 2005.

For fiscal 2007 and 2006 we expensed all options under SFAS No. 123R.

Year Ended
($000s omitted except per share amounts)	June 30, 2005

Reported net income	$232,848
Add: Stock based employee compensation expense included in reported net income, net of tax	10,345
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	11,449
Net income, pro forma	$231,744

Basic earning per share, as reported	$3.47
Basic earnings per share, pro forma	3.45

Diluted earnings per share, as reported	$3.31
Diluted earnings per share, pro forma	3.29

Note 12 – Retirement Benefits

Plan Descriptions

Retirement savings plan. We provide a Retirement Savings Plan for certain employees in the United States. Under the plan, employees may contribute up to 50 percent of their pretax compensation subject to certain limitations. Each business unit will make a safe harbor non-elective contribution in an amount equal to three percent of a participant’s eligible contribution. Upon approval of the Board of Directors, each business unit may make a matching contribution of up to three percent (50 percent on the first six percent of an employee’s tax-deferred contribution) and a profit sharing contribution. Matching and profit sharing contributions vest at a rate of 25 percent for each year of service with the employer, beginning with the second year of service. Expenses related to the Retirement Savings Plan for the years ended June 30, 2007, 2006 and 2005 were $15.1 million, $13.3 million and $11.6 million, respectively.

Pension benefits. We provide defined pension benefits to certain eligible employees. The measurement date used for determining pension benefits is the last day of our fiscal year-end, June 30. We have certain business units in Europe that maintain defined benefit pension plans for many of our current and former employees. The coverage provided and the extent to which the retirees’ share in the cost of the program vary by business unit. Generally, plan benefits are based on age, years of service, and average compensation during the final years of service. In the United States, we have a Supplemental Executive Retirement Plan (“SERP”) that provides retirement, death and termination benefits, as defined, to certain key executives designated by the Board of Directors. Our expenses related to the SERP for the years ended June 30, 2007, 2006 and 2005 were $6.7 million, $6.5 million and $6.3 million, respectively.

During fiscal 2008, we expect to contribute an immaterial amount to the defined benefit pension plans. The benefits that we expect to pay in each fiscal year from 2008 to 2012 are $6.8 million, $6.9 million, $7.1 million, $7.7 million and $8.6 million, respectively. The aggregate benefits we expect to pay in the five fiscal years from 2013 to 2017 are $45.0 million.

Summary Plan Results

The following is a reconciliation of the benefit obligations, plan assets and funded status of the plans as well as the amounts recognized on the balance sheet:

	Years ended June 30,
($000s omitted)	2007		2006

Change in benefit obligation:
Benefit obligation at beginning of year		$104,059	93,646
Service cost		3,292	2,679
Interest cost		6,010	4,354
Amendments		12,950	2,380
Actuarial gain		(5,245)	(2,446)
Asset transfer		---	3,423
Benefits paid		(4,233)	(2,731)
Foreign currency exchange rate changes		3,225	2,754
Benefit obligation at end of year		$120,058	104,059

Change in plan assets:
Fair value of assets at beginning of year	$	---	387
Asset transfer		---	(409)
Employer contributions		1,680	1,037
Benefits paid		(1,680)	(1,037)
Foreign currency exchange rate changes		---	22
Fair value of assets at end of year	$	---	---

Reconciliation of funded status:
Funded status		$(120,058)	(104,059)
Unrecognized prior service cost		7,484	7,100
Unrecognized net loss		16,591	22,895
Accrued pension cost		$(95,983)	(74,064)

Amounts recognized on the balance sheet:
Other assets	$	---	7,100
Accrued liabilities		(9,229)	(51,480)
Other non-current liabilities		(110,829)	(47,853)
Accumulated other comprehensive loss		24,075	18,169
Accrued pension cost		$(95,983)	(74,064)

Presented below are the components of net periodic benefit costs:

	Years ending June 30,
($000s omitted)	2007	2006	2005

Components of net periodic benefit cost:
Service cost	$3,292	2,679	2,683
Interest cost	6,010	4,354	4,403
Amortization of prior service cost	887	728	17
Amortization of net loss	2,147	2,003	1,884
Net periodic benefit cost	$12,336	9,764	8,987

Adoption of SFAS No. 158

Effective June 30, 2007, we adopted SFAS No. 158, which requires that the consolidated balance sheets reflect the funded status of the pension plans. The funded status of the plans is measured as the difference between the plan assets at fair value and the projected benefit obligation. We have recognized the aggregate of all underfunded plans in either accrued liabilities or other non-current liabilities. The portion of the amount by which the actuarial present value of benefits included in the projected benefit obligation exceeds the fair value of plan assets, payable in the next 12 months, is reflected in accrued liabilities.

At June 30, 2007, previously unrecognized differences between actual amounts and estimates based on actuarial assumptions are included in accumulated other comprehensive loss in our consolidated balance sheets as required by SFAS No. 158. In future reporting periods, the difference between actual amounts and estimates based on actuarial assumptions will be recognized in other comprehensive income or loss in the period in which they occur.

The following table shows the incremental effect of applying SFAS No. 158 on individual line items in the consolidated balance sheet at June 30, 2007:

($000s omitted)	Before application of SFAS No. 158	Adjustments	After application of SFAS No. 158

Incremental impact of applying SFAS No. 158
Other assets	$15,432	(3,777)	11,655
Total assets	15,432	(3,777)	11,655

Accrued liabilities	101,589	(92,360)	9,229
Other non-current liabilities	14,993	95,836	110,829
Total liabilities	116,582	3,476	120,058

Accumulated other comprehensive income (loss)	(8,525)	(7,253)	(15,778)
Total shareholders’ equity	(8,525)	(7,253)	(15,778)

Amounts recognized in accumulated other comprehensive loss at June 30, 2007 are as follows:

($000s omitted)

Amounts recorded in accumulated other comprehensive loss
Prior service cost (credit)	$7,484
Net actuarial loss (gain)	16,591
24,075
Income tax benefits related to above items	(8,297)
Total recognized in accumulated other comprehensive loss	$15,778

The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal 2008 is as follows:

($000s omitted)

Amounts expected to be recognized in net periodic benefit cost
Recognized net actuarial loss (gain)	$1,775
Amortization of prior service cost (credit)	529
Total	$2,304

Amounts for pension plans with accumulated benefit obligations in excess of fair value of plan assets are as follows:

	Years ended June 30,
($000s omitted)	2007	2006

Projected benefit obligation	$120,058	104,059
Accumulated benefit obligation	66,624	99,321

Plan Assumptions

The following table presents the assumptions used to determine our benefit obligations and net periodic pension and other postretirement benefit costs:

	June 30,
	2007	2006	2005

Assumptions:
Weighted average rates used to determine benefit obligations at June 30:

Range of discount rates for pension plans	4.75% to 6.15%	4.60% to 6.25%	4.20% to 5.10%

Range of rates of compensation increase for pension plans	2.0% to 4.0%	2.0% to 4.0%	2.0% to 4.0%

Weighted average rates used to determine net periodic benefit cost at June 30:

Range of discount rates for pension plans	4.75% to 6.25%	4.60% to 5.10%	4.20% to 6.15%

Expected long-term return on plan assets	6.0%	5.5%	5.5%

Range of rates of compensation increase for pension plans	2.0% to 4.0%	2.0% to 4.0%	2.0% to 4.0%

We rely on historical long-term rates of return by asset class, the current long-term U.S. Treasury bond rate, and the current and expected asset allocation strategy to determine the expected long-term rate of return assumptions. The discount rate used for our European pension benefits are primarily based on yields for German federal bonds and Euro denominated bonds provided by Deutsche Bundesbank. The discount rate was also derived based on the anticipated cash flow of the plan and the spot yields on corporate bonds published in the Citigroup Pension Liability Index as of June 30, 2007. The rates used represent the single discount rate equal to the yield on a bond portfolio constructed to settle the plan’s cash flows, or to use a method that approximates the yield on such a portfolio and that does not yield a materially different result.

Note 13 – Business Segment Data

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

Net sales to DaimlerChrysler accounted for approximately 25.0 percent, 24.9 percent and 25.5 percent of consolidated net sales for the years ended June 30, 2007, 2006 and 2005, respectively. Accounts receivable due from DaimlerChrysler accounted for 19.2 percent and 19.5 percent of total consolidated accounts receivable at June 30, 2007 and 2006, respectively.

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

The following table reports net sales, operating income (loss), assets, goodwill, capital expenditures and depreciation and amortization by each reporting segment:

	Years Ended June 30,
($000s omitted)	2007	2006	2005

Net sales:
Automotive	$2,492,815	2,237,632	2,127,682
Consumer	497,673	492,977	416,231
Professional	560,656	517,288	486,976
Total	$3,551,144	3,247,897	3,030,889

Operating income (loss):
Automotive	$340,116	336,795	347,834
Consumer	13,587	50,813	26,958
Professional	80,968	59,278	45,498
Other	(48,284)	(49,645)	(69,309)
Total	$386,387	397,241	350,981

Assets:
Automotive	$1,549,032	1,471,755	1,464,247
Consumer	291,370	262,136	215,178
Professional	310,966	291,155	250,931
Other	357,500	350,706	271,627
Total	$2,508,868	2,375,752	2,201,983

Goodwill:
Automotive	$336,043	315,148	284,344
Consumer	21,958	21,882	17,133
Professional	45,748	44,189	43,594
Total	$403,749	381,219	345,071

Capital expenditures:
Automotive	$150,385	105,777	138,485
Consumer	9,178	8,316	7,925
Professional	13,669	15,492	24,035
Other	1,562	963	1,881
Total	$174,794	130,548	172,326

Depreciation and amortization:
Automotive	$98,103	100,872	89,015
Consumer	11,300	9,879	8,032
Professional	16,334	17,181	19,073
Other	1,425	2,017	2,545
Total	$127,162	129,949	118,665

Other primarily includes activity related to our corporate accounts.

Below we present sales, long-lived assets and net assets by geographic area as of and for the years ended June 30, 2007, 2006 and 2005. Net sales are attributable to geographic areas based upon the location of the business unit executing the sale.

	Years Ended June 30,
($000s omitted)	2007	2006	2005

Net sales:
U.S.	$759,159	708,564	633,780
Germany	1,590,886	1,415,871	1,335,720
Other Europe	631,514	578,401	573,133
Other	569,585	545,061	488,256
Total	$3,551,144	3,247,897	3,030,889

Long-lived assets:
U.S.	$490,069	383,406	303,806
Germany	485,222	444,063	412,979
Other Europe	125,474	113,288	118,651
Other	174,950	164,547	168,474
Total	$1,275,915	1,105,304	1,003,910

Net Assets
U.S.	$405,588	385,096	23,706
Germany	577,142	353,572	632,383
Other Europe	324,992	276,738	211,759
Other	186,319	212,758	193,100
Total	$1,494,041	1,228,164	1,060,948

Note 14 - Commitments and Contingencies

On May 8, 2007, Helen Rodgers Living Trust filed a putative class action lawsuit against Harman and all of its directors in the Superior Court of the District of Columbia.  The lawsuit purports to be brought on behalf of all common stockholders of Harman and alleges that Harman’s directors breached their fiduciary duties to Harman stockholders by entering into the merger agreement.  The original complaint alleged that the consideration to be offered to Harman stockholders under the merger agreement is “inadequate” and that the merger agreement “inequitably favors . . . insiders” of Harman.  The complaint also alleged that the termination fee in the merger agreement was excessive, that Harman’s directors purportedly would not “fairly and adequately” evaluate any alternative bids, and that the provision in the merger agreement that allowed Harman to solicit proposals for alternative bidders during a 50-day period ending in June 2007 was “illusory.”

On June 20, 2007, Parent filed a registration statement on Form S-4 with the Securities and Exchange Commission that included a proxy statement/prospectus related to the proposed merger.  Shortly thereafter, plaintiff filed its first amended complaint on June 29, 2007.  While the first amended complaint continued to raise the allegations made in the original complaint, the new focus of plaintiff’s case was that the merger agreement “inequitably favors . . . insiders” of Harman by allowing such insiders to exchange otherwise worthless “underwater” options (options with an exercise price over $120 per share) for Parent shares on a “one option for one Parent share basis,” and by allowing them to separately negotiate with Parent for more favorable treatment of their options.  The first amended complaint also alleged that the disclosures contained in the proxy statement/prospectus were inadequate.  Among other things, the first amended complaint sought to enjoin the merger and the conversion of the “underwater” options into Parent shares, as well as “declaratory judgments” that said “underwater” options may not participate in the merger election process and that Harman insiders may not separately negotiate with Parent “for the exchange of their [Harman] equity interests in the Acquisition.”  In addition, the first amended complaint sought, among other things, unspecified damages, an order rescinding the merger agreement and a declaration that Harman’s directors have breached their fiduciary duties to Harman.

On June 29, 2007, plaintiff filed a motion for preliminary injunction.  The motion sought to enjoin the conversion of the “underwater” options into Parent shares, and also sought to “unw[i]nd or otherwise cancel” the challenged options.  In the motion, plaintiff did not seek to enjoin the stockholder vote or the merger itself.  After defendants filed their opposition to the motion for preliminary injunction on July 23, 2007, plaintiff agreed to voluntarily withdraw its motion.

Thereafter, on August 15, 2007, plaintiff filed its second amended complaint, which substantially narrows plaintiff’s claims by eliminating, among other things, the vast majority of its disclosure claims and the allegations relating to “underwater” options.

We believe the lawsuit is without merit and intend vigorously to defend against it.

At June 30, 2007, we were involved in several legal actions.  The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advise from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial position or results of operations.  In fiscal 2005, we recorded a $6 million liability for probable unasserted claims.  There were no changes in the status of these claims at June 30, 2007.  As such, this amount continues to be accrued at June 30, 2007.

At June 30, 2007, our Board of Directors has authorized the repurchase of a total of up to 20 million shares of common stock. Through June 30, 2007, we had acquired and placed in treasury a total of 18,198,082 shares of our common stock at a total cost of $639.6 million. We have suspended the share repurchase program due to the proposed merger with Parent. See Note 16, Proposed Agreement and Plan of Merger.

Note 15 - Derivatives

We use foreign currency forward contracts to hedge a portion of our forecasted third-party and intercompany foreign-currency denominated expenditures. These forward contracts are designated as foreign currency cash flow hedges and recorded at fair value in the accompanying consolidated balance sheet with a corresponding entry to accumulated other comprehensive income (loss) until the underlying forecasted foreign currency transaction occurs.

When the transaction occurs, the gain or loss from the forward contract designated as a hedge of the transaction is reclassified from accumulated other comprehensive income (loss) to the same income statement line item in which the foreign currency gain or loss on the underlying hedged transaction is recorded. When it becomes apparent that an underlying forecasted transaction will not occur, the amount recorded in accumulated other comprehensive income (loss) related to the hedge is reclassified to the miscellaneous, net line of the income statement in the then-current period.

Changes in the fair value of the forward contracts are highly effective in offsetting changes in the cash flows of the hedged items because the amounts and the maturities of the derivatives approximate those of the forecasted exposures.  Any ineffective portion of the derivative is recognized in current earnings to the same income statement line item in which the foreign currency gain or loss on the underlying hedged transaction is recorded.  When it has been determined that a hedge has become ineffective, the ineffective portion of the hedge is recorded in current earnings.  For the fiscal years ended June 30, 2007, 2006 and 2005 we recognized no ineffectiveness.

We elected to exclude forward points from the effectiveness assessment.  At the end of the period, we calculate the fair value relating to the change in forward points which is recorded to current earnings as other non-operating income.  For the twelve months ended June 30, 2007, we recognized $0.4 million in net gains related to the change in forward points.

At June 30, 2007, we had forward contracts maturing through June 2008 to sell Euros and buy U.S. Dollars of approximately $70.0 million and through December 2007 to buy Canadian Dollars and sell U.S. Dollars of approximately $4.6 million to hedge future foreign currency purchases.  At June 30, 2007, the amount associated with these hedges that is expected to be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months is a loss of approximately $0.7 million.  This amount also represents the fair market value of foreign currency forward contracts at June 30, 2007.  In the twelve months ended June 30, 2007 we recognized approximately $4.0 million in net losses from cash flow hedges of forecasted foreign currency transactions compared to $6.1 million in net gains in the same period last year.

As of June 30, 2007, we had forward contracts maturing through September 2007 to purchase and sell the equivalent of $48.4 million of various currencies to hedge foreign currency denominated inter-company loans.  At June 30, 2007, the fair value on these contracts was a net loss of $0.2 million.  Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans in other non-operating income.

In February 2007, we entered into an interest rate swap contract to effectively convert interest on an operating lease from a variable rate to a fixed rate.  The objective of the swap is to offset changes in rent expenses caused by interest rate fluctuations.  The interest rate swap is designated as a cash flow hedge.

At the end of each reporting period, the discounted fair value of the swap is calculated and recorded to other comprehensive income.  The accrued but unpaid net interest on the swap is recorded in rent expense, which is included in selling, general and administrative expenses in our consolidated statement of operations.

If the interest rate swap is determined to be ineffective, the ineffective portion will be reclassified from other comprehensive income and recorded as rent expense.  For the twelve months ended June 30, 2007, we recognized no ineffectiveness.

The notional amount of the swap was $27.4 million and the amount recorded in other comprehensive income was a gain of $0.6 million as of June 30, 2007.  The amount associated with the swap that is expected to be recorded as rent expense over the next twelve months is less than $0.1 million.

Note 16 – Proposed Agreement  and Plan of Merger

On April 26, 2007, we entered into an Agreement and Plan of Merger with KHI Parent Inc., a company formed by investment funds affiliated with KKR and GSCP.  The merger agreement provides for the merger of KHI Merger Sub Inc. with and into our company, with our company surviving the merger as a wholly owned subsidiary of Parent.  Completion of the transaction is subject to the approval of our stockholders and other customary closing conditions, including regulatory approvals.

Note 17 - Investment in Joint Venture

In October 2005, we formed Harman Navis Inc., a joint venture located in Korea, to engage in the design and development of navigation systems for Asian markets. We evaluated the joint venture agreement under FIN No. 46R, Consolidation of Variable Interest Entities, and determined that the newly formed joint venture was a variable interest entity requiring consolidation. We own a 50 percent equity interest in the joint venture. We are not obligated to fund any joint venture losses. At June 30, 2007, the net assets of the joint venture were approximately $16 million. The minority interest is approximately $0.9 million. Our investment in this joint venture is not material to our consolidated financial statements.

Note 18 - Earnings Per Share Information

	Years Ended June 30,
($000s omitted except per share amounts)	2007		2006		2005

	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income	$313,963	313,963	255,295	255,295	232,848	232,848

Shares of common stock outstanding	65,310	65,310	66,260	66,260	67,120	67,120
Employee stock options	---	1,139	---	1,845	---	3,279
Total average equivalent shares	65,310	66,449	66,260	68,105	67,120	70,399

Earnings per share	$4.81	4.72	3.85	3.75	3.47	3.31

Certain options were outstanding and not included in the computation of diluted net earnings per share because the assumed exercise of these options would have been antidilutive. Options to purchase 749,434 shares of our common stock with exercise prices ranging from $78.00 to $126.94 per share at June 30, 2007 were outstanding and not included in the computation of diluted earnings per share because the exercise of these options would have been antidilutive.

Options to purchase 867,808 shares of our common stock with exercise prices ranging from $75.22 to $126.94 per share were not included at June 30, 2006; options to purchase 385,275 shares with exercise prices ranges from $75.22 to $126.94 per share were not included at June 30, 2005, in each case because the exercise of these options would have been antidilutive.

Note 19 - Quarterly Summary of Operations (unaudited)

The following is a summary of operations by quarter for fiscal 2007 and 2006:

($000s omitted except per share amounts)	Three months ended
Fiscal 2007	September 30	December 31	March 31	June 30

Net sales	$825,543	931,717	882,771	911,113
Gross profit	$287,289	319,638	305,375	298,904
Net income	$56,608	81,389	71,043	104,923
Earnings per share – basic	$0.86	1.25	1.09	1.61
Earnings per share – diluted	$0.85	1.22	1.07	1.58

Fiscal 2006

Net sales	$754,648	832,645	801,487	859,117
Gross profit	$266,295	305,769	281,617	298,889
Net income	$53,967	72,535	64,026	64,767
Earnings per share – basic	$0.82	1.10	0.96	0.97
Earnings per share – diluted	$0.79	1.07	0.94	0.95

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Under the supervision and with the participation of our management, including our Executive Chairman, Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Executive Chairman, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions.

Change in Internal Control Over Financial Reporting:

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Information required by Item 10 of Part III with respect to our executive officers is included in Part I, Item 4 of this report.  Information required by Item 10 of Part III with respect to our directors is set forth below.

Sidney Harman, age 89, has been Executive Chairman of the Board since July 2000 and has served as Chairman of the Board and as a director of the company since the company’s founding in 1980.  Dr. Harman also served as Chief Executive Officer of the company from 1980 to 1998 and from January 1, 2007 to June 30, 2007.  Dr. Harman served as Deputy Secretary of Commerce of the United States from 1977 through 1978.  His current term as a director expires at the 2008 Annual Meeting of Stockholders.

Dinesh Paliwal, age 49, was elected as a director of the company on August 13, 2007.  He began serving as President, Chief Executive Officer and Vice Chairman on July 1, 2007.  Prior to joining our company, Mr. Paliwal served as President of Global Markets and Technology of ABB Ltd from January 2006 until June 2007 and he served as President and CEO of ABB North America from January 2004 until June 2007. He was President and CEO of ABB Automation from October 2002 to December 2005.  His current term as a director expires at the 2009 Annual Meeting of Stockholders.

Shirley Mount Hufstedler, age 82, has been a director of the company since September 1986.  Ms. Hufstedler has been in private law practice for more than 25 years.  Since 1995, she has been with the law firm of Morrison & Foerster LLP.  From 1981 to 1995, Ms. Hufstedler was with the firm of Hufstedler & Kaus.  She served as Secretary of Education of the United States from 1979 to 1981 and as a judge on the United States Court of Appeals for the Ninth Circuit from 1968 to 1979.  Ms. Hufstedler is Director Emeritus of Hewlett Packard Company.  Her current term as a director expires at the 2008 Annual Meeting of Stockholders.

Ann McLaughlin Korologos, age 65, has been a director of the company since 1995.  She served as Secretary of Labor of the United States from 1987 until 1989.  Ms. Korologos is a director of AMR Corporation (and its subsidiary, American Airlines, Inc.), Host Hotels & Resorts, Inc., Kellogg Company and Vulcan Materials Company, a provider of construction aggregates.  In April 2004, Ms. Korologos was elected Chairman of the RAND Corporation Board of Trustees.  She is also a Chairman Emeritus of the Aspen Institute and previously served as a Senior Advisor to Benedetto, Gartland & Company, Inc. from 1996 to 2005.  Her current term as a director expires at the 2007 Annual Meeting of Stockholders.

Edward H. Meyer, age 80, has been a director of the company since 1990.  Mr. Meyer has served as Chairman, Chief Executive Officer and Chief Investment Officer of Ocean Road Advisors, Inc., an investment management company, since January 2007.  Mr. Meyer also served as Chairman, Chief Executive Officer and President of Grey Global Group, Inc., a global advertising and marketing services company, from 1970 to 2006.  Mr. Meyer also serves as a director of Ethan Allen Interiors Inc. and National CineMedia, Inc, an in-theater advertising company.  His current term as a director expires at the 2009 Annual Meeting of Stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who beneficially own more than 10% of the our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Based solely on a review of the copies of such forms furnished to us and written representations from our directors and executive officers, we believe that all Section 16(a) filing requirements applicable to our directors and executive officers were complied with during fiscal 2007, except that each of Dr. Harman, Mr. Brown and Dr. Geiger inadvertently filed one late Form 4 related to an option grant on August 10, 2006; Mr. Schinagel filed one late Form 3 related to his appointment as an executive officer, on October 1, 2006, and one late Form 4 related to a grant of options and restricted share units on October 2, 2006; and Blake Augsburger inadvertently filed one late Form 3 related to his appointment as an executive officer on November 2, 2006.

Corporate Governance

The information required by Item 10 of Part III with respect to our Code of Ethics for Executive and Financial Officers and Directors is posted on our website at www.harman.com in the Investor Relations section under “Corporate Governance – Code of Ethics for Senior Management and the Board.” We will post information regarding any amendment to, or waiver from, our Code of Ethics for Executive and Financial Officers and Directors on our website in the Investor Relations section under Corporate Governance.

The Audit Committee currently consists of Ms. Hufstedler (Chairwoman), Ms. Korologos and Mr. Meyer.  During fiscal year 2007, the Audit Committee held seven meetings. The Board has determined that each of the members of the Audit Committee is independent under the New York Stock Exchange listing standards and each is financially literate and experienced in financial matters. The Board has also determined that Ms. Hufstedler is an “audit committee financial expert” within the meaning of applicable Securities and Exchange Commission regulations. In making its determination, the Board considered Ms. Hufstedler’s knowledge of, and experience with, financial and accounting matters gained through serving as Chair of the Audit Committee and as a member of boards and audit committees of other public companies, as well as her experience in such matters as a practicing attorney, as a judge in both California state courts and the U.S. Court of Appeals, and as Secretary of Education.

Item 11.  Executive Compensation

The information required by Item 11 of Part III is incorporated by reference to our Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Part III is incorporated by reference to our Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Part III is incorporated by reference to our Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 of Part III is incorporated by reference to our Proxy Statement for the 2007 Annual Meeting of Stockholders.

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

The following consolidated financial statements are filed as part of this report under “Part II, Item 8 – Financial Statements and Supplementary Data”:

	Financial Statements:	Page

	Management’s Report on Internal Control over Financial Reporting	37
	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	38
	Report of Independent Registered Public Accounting Firm	39
	Consolidated Balance Sheets as of June 30, 2007 and 2006	40
	Consolidated Statements of Operations for the years ended June 30, 2007, 2006 and 2005	41
	Consolidated Statements of Cash Flows for the years ended June 30, 2007, 2006 and 2005	42
	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended June 30, 2007, 2006 and 2005	43
	Notes to Consolidated Financial Statements.	44

	Financial Statement Schedules:
	Schedule II - Consolidated Valuation and Qualifying Accounts and Reserves.	80
	(Schedules I, III, IV and V are not applicable and have therefore been omitted.)

	Exhibits:
2.1
Agreement and Plan of Merger, dated as of April 26, 2007, among Harman International Industries, Incorporated, KHI Parent Inc. and KHI Merger Sub Inc. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the Commission on April 27, 2007, Commission File No. 001-09764, and hereby incorporated by reference)

3.1
Restated Certificate of Incorporation of Harman International Industries, Incorporated, as amended. (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, Commission File No. 001-09764, and hereby incorporated by reference)

3.2
By-Laws of Harman International Industries, Incorporated, as amended, dated June 10, 2004. (filed as Exhibit 3.2 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2004, Commission File No. 001-09764, and hereby incorporated by reference)

4.1
Rights Agreement, dated as of December 13, 1999, between Harman International Industries, Incorporated and ChaseMellon Shareholder Services, L.L.C., as rights agent (including a Form of Certificate of Designation of Series A Junior Participating Preferred Stock, a Form of Right Certificate and a Summary of Rights to Purchase Preferred Stock). (filed as Exhibit 4.1 to the Form 8-A filed with the Commission on December 16, 1999, Commission File No. 001-09764, and hereby incorporated by reference)

4.2
Amendment No. 1, dated as of April 26, 2007, to the Rights Agreement, dated as of December 13, 1999, by and between Harman International Industries, Incorporated and ChaseMellon Shareholder Services, L.L.C. (filed as Exhibit 4.1 to the Registration Statement on Form 8-A/A filed with the Commission on April 27, 2007, Commission File No. 001-09764, and hereby incorporated by reference)

4.3
Certificate of Designation of Series A Junior Participating Preferred Stock of Harman International Industries, Incorporated, dated January 11, 2000. (filed as Exhibit 4.3 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000, Commission File No. 001-09764, and hereby incorporated by reference)

10.1
Amended and Restated Multi-Currency, Multi-Option Credit Agreement, dated June 22, 2006, among Harman International Industries, Incorporated, Harman Holding GmbH & Co. KG and the several lenders and agents from time to time parties thereto. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on June 26, 2006, Commission File No. 001-09764, and hereby incorporated by reference)

10.2
Guarantee, dated June 22, 2006, in favor of JPMorgan Chase Bank, N.A., as administrative agent for the several banks and other financial institutions or entities from time to time parties to the Amended and Restated Multi-Currency, Multi-Option Credit Agreement, dated as of June 22, 2006. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on June 26, 2006, Commission File No. 001-09764, and hereby incorporated by reference)

10.3
Share Purchase Agreement, dated October 26, 2004, among Harman Canada Co. and certain shareholders of QNX Software Systems Ltd. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, Commission File No. 001-09764, and hereby incorporated by reference)

10.4
Harman International Industries, Incorporated 1992 Incentive Plan, as amended and restated. (filed as Exhibit B to the 1999 Proxy Statement, Commission File No. 001-09764, and hereby incorporated by reference) **

10.5
Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive Plan. (filed as Exhibit 10.5 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2006, Commission File No. 001-09764, and hereby incorporated by reference) **

10.6
Form of Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan Nonqualified Stock Option Agreement for Non-Officer Directors. (filed as Exhibit 10.11 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005, Commission File No. 001-09764, and hereby incorporated by reference)  **

10.7
Form of Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan Incentive Stock Option Agreement for Officers and Key Employees. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on August 22, 2005, Commission File No. 001-09764, and hereby incorporated by reference) **

10.8
Form of Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan Nonqualified Stock Option Agreement for Officers and Key Employees. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on August 22, 2005, Commission File No. 001-09764, and hereby incorporated by reference) **

10.9
Form of Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan Restricted Stock Agreement for Officers and Key Employees. (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on August 22, 2005, Commission File No. 001-09764, and hereby incorporated by reference) **

10.10
Form of Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan Restricted Share Unit Agreement for Officers and Key Employees. (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on August 15, 2006, Commission File No. 001-09764, and hereby incorporated by reference) **

10.11
Harman International Industries, Incorporated 2002 Key Executive Officers Bonus Plan. (filed as Exhibit A to the 2002 Proxy Statement, Commission File No. 001-09764, and hereby incorporated by reference) **

10.12
Harman International Industries, Incorporated Supplemental Executive Retirement Plan, as amended and restated as of October 1, 1999. (filed as Exhibit 10.27 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000, Commission File No. 001-09764, and hereby incorporated by reference) **

10.13
Amendment No. 1 to the Harman International Industries, Incorporated Supplemental Executive Retirement Plan, dated September 24, 2002. (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, Commission File No. 001-09764, and hereby incorporated by reference) **

10.14
Form of Benefit Agreement under the Supplemental Executive Retirement Plan. (filed as Exhibit 10.14 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2006, Commission File No. 001-09764, and hereby incorporated by reference) **

10.15
Harman International Industries, Inc. Deferred Compensation Plan, effective June 1, 1997. (filed as Exhibit 4 to the Registration Statement on Form S-8 (Reg. No. 333-28793) filed with the Commission June 9, 1997, and hereby incorporated by reference) **

10.16
Amendment No. 1 to the Harman International Industries, Inc. Deferred Compensation Plan dated October 1, 1999. (filed as Exhibit 10.46 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000, Commission File No. 001-09764, and hereby incorporated by reference) **

10.17
Amendment No. 2 to the Harman International Industries, Inc. Deferred Compensation Plan, effective December 16, 2003. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, Commission File No. 001-09764, and hereby incorporated by reference) **

10.18
Employment Agreement between Harman Management GmbH and Helmut Schinagel (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on August 15, 2006, Commission File No. 001-09764, and hereby incorporated by reference) **

10.19
Letter Agreement, dated June 3, 2005, between Harman International Industries, Incorporated and Kevin L. Brown (filed as Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2006, Commission File No. 001-09764, and hereby incorporated by reference) **

10.20
Benefit Agreement of Kevin Brown, dated April 30, 2007, under the Supplemental Executive Retirement Plan. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, Commission File No. 001-09764, and hereby incorporated by reference)

10.21
Employment Agreement, dated November 6, 2006, between Harman International Industries, Incorporated and Dr. Erich A. Geiger.  (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, Commission File No. 001-09764, and hereby incorporated by reference)

10.22
Consulting Agreement, dated January 15, 2007, between Harman International Industries, Incorporated and Dr. Erich A. Geiger (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, Commission File No. 001-09764, and hereby incorporated by reference) **

10.23
Form of Severance Agreement between Harman International Industries, Incorporated and each of Sidney Harman and Kevin L. Brown. (filed as Exhibit 10.71 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000, Commission File No. 001-09764, and hereby incorporated by reference) **

10.24
Letter Agreement, dated April 24, 2006, between Harman International Industries, Incorporated and Douglas A. Pertz. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on April 28, 2006, Commission File No. 001-09764, and hereby incorporated by reference) **

10.25
Letter Agreement, dated May 8, 2007, between Harman International Industries, Incorporated and Dinesh Paliwal. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on May 9, 2007, Commission File No. 001-09764, and hereby incorporated by reference) **

10.26
Severance Agreement, dated May 8, 2007 between Harman International Industries, Incorporated and Dinesh Paliwal (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on May 9, 2007, Commission File No. 001-09764, and hereby incorporated by reference) **

10.27
Form of Nonqualified Stock Option Agreement, related to the Stock Option Award, between Harman International Industries, Incorporated and Dinesh Paliwal (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on May 9, 2007, Commission File No. 001-09764, and hereby incorporated by reference) **

10.28
Form of Restricted Stock Agreement, related to the Restricted Stock Award, between Harman International Industries, Incorporated and Dinesh Paliwal (filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the Commission on May 9, 2007, Commission File No. 001-09764, and hereby incorporated by reference) **

10.29
Form of Restricted Stock Agreement, related to the Inducement Stock Award, between Harman International Industries, Incorporated and Dinesh Paliwal (filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the Commission on May 9, 2007, Commission File No. 001-09764, and hereby incorporated by reference) **

10.30
Form of Restricted Stock Agreement, related to the Equity Replacement Award, between Harman International Industries, Incorporated and Dinesh Paliwal (filed as Exhibit 10.6 to the Current Report on Form 8-K filed with the Commission on May 9, 2007, Commission File No. 001-09764, and hereby incorporated by reference) **

10.31
Form of Restricted Share Unit Agreement, related to the RSU Replacement Award, between Harman International Industries, Incorporated and Dinesh Paliwal (filed as Exhibit 10.7 to the Current Report on Form 8-K filed with the Commission on May 9, 2007, Commission File No. 001-09764, and hereby incorporated by reference) **

10.32
Consulting Agreement, dated December 8, 2006, between Harman International Industries, Incorporated and Floyd Toole (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, Commission File No. 001-09764, and hereby incorporated by reference). **

21.1	Subsidiaries of Harman International Industries, Incorporated. +
23.1	Consent of Independent Registered Public Accounting Firm. +
31.1	Certification of Sidney Harman filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
31.2	Certification of Dinesh Paliwal filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
31.3	Certification of Kevin L. Brown filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
32.1	Certification of Sidney Harman, Dinesh Paliwal and Kevin L. Brown filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

**          Management contract, compensatory plan or arrangement.

+           Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED

Date: August 29, 2007	By:	/s/ Dinesh Paliwal

Dinesh Paliwal
President, Chief Executive Officer and Vice Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on August 29, 2007 in the capacities indicated below.

/s/ Sidney Harman	Executive Chairman of the Board
Sidney Harman

/s/ Dinesh Paliwal	President, Chief Executive Officer and Vice Chairman
Dinesh Paliwal	(Principal Executive Officer)

/s/ Kevin L. Brown	Executive Vice President and Chief Financial Officer
Kevin L. Brown	(Principal Financial Officer)

/s/ Sandra B. Robinson	Vice President – Financial Operations and Chief Accounting Officer
Sandra B. Robinson	(Principal Accounting Officer)

/s/ Shirley M. Hufstedler	Director
Shirley M. Hufstedler

/s/ Ann McLaughlin Korologos	Director
Ann McLaughlin Korologos

/s/ Edward H. Meyer	Director
Edward H. Meyer

Schedule II
HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
Valuation and Qualifying Accounts and Reserves
Years Ended June 30, 2007, 2006 and 2005
($000s omitted)

Classification	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts describe (1)	Deductions	Balance at end of period

Year ended June 30, 2005

Allowance for doubtful accounts	$8,657	2,516	78	2,276	8,975

Year ended June 30, 2006

Allowance for doubtful accounts	$8,975	2,167	256	2,660	8,738

Year ended June 30, 2007

Allowance for doubtful accounts	$8,738	735	342	3,775	6,040

(1) Net effect of acquisitions, dispositions and foreign currency translation.