Form 10-Q
period 2007-09-30
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2007-11-09
CIK 800459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).              [  ] Yes                [X] No

As of October 31, 2007, 60,475,102 shares of common stock, par value $.01, were outstanding.

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

•     the outcome of pending or future litigation and administrative claims, including the outcome of any litigation that has been or may be instituted against our company and others relating to the formerly proposed acquisition of our company by KHI
       Parent Inc., a company formed by investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P. and GS Capital
       Partners VI Fund, L.P. and its related funds, which are sponsored by Goldman, Sachs & Co.;

•      changes in general economic conditions and specific market conditions; and

•      world political stability.

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements.  As a result, the forgoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission, including the information in Item 1A, “Risk Factors” of Part I to our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and Item 1A, “Risk Factors” of this report.

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Condensed Consolidated Balance Sheets
Harman International Industries, Incorporated and Subsidiaries
($000s omitted except share amounts)
		September 30,	June 30,
		2007	2007
		(Unaudited)
Assets
Current assets
Cash and cash equivalents		$77,126	106,141
Receivables (less allowance for doubtful accounts of $7,078
at September 30, 2007 and $6,040 at June 30, 2007)		580,167	486,557
Inventories		475,155	453,156
Other current assets		186,798	187,299
Total current assets		1,319,246	1,233,153

Property, plant and equipment, net		605,641	591,976
Goodwill		415,386	403,749
Other assets		281,554	279,990
Total assets		$2,621,827	2,508,868

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$	----	1,838
Current portion of long-term debt		573	17,029
Accounts payable		325,676	356,763
Accrued liabilities		385,565	350,164
Income taxes payable		8,884	90,187
Total current liabilities		720,698	815,981

Borrowings under revolving credit facility		179,869	55,000
Senior debt		2,591	2,661
Minority interest		87	878
Other non-current liabilities		142,472	140,307
Shareholders’ equity
Preferred stock, $.01 par value. Authorized 5,000,000 shares; none issued and outstanding		---	---
Common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 83,448,733 at September 30, 2007 and 83,436,983 at June 30, 2007		834	834
Additional paid-in capital		601,632	595,853
Accumulated other comprehensive income (loss):
Unrealized loss on hedging derivatives		(3,790)	(510)
Pension benefits		(15,787)	(15,778)
Cumulative foreign currency translation adjustment		135,126	98,479
Retained earnings		1,497,703	1,454,771
Less common stock held in treasury (18,198,082 shares at September 30, 2007 and June 30, 2007)		(639,608)	(639,608)
Total shareholders’ equity		1,576,110	1,494,041
Total liabilities and shareholders’ equity		$2,621,827	2,508,868

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations Harman International Industries, Incorporated and Subsidiaries (000s omitted except per share amounts) (Unaudited)
	Three months ended
	September 30,
	2007	2006

Net sales	$946,962	825,543
Cost of sales	682,387	538,254
Gross profit	264,575	287,289

Selling, general and administrative expenses	223,134	200,371
Operating income	41,441	86,918

Other expenses:
Interest expense, net	1,410	139
Miscellaneous, net	671	861

Income before income taxes and minority interest	39,360	85,918

Income tax expense, net	3,657	29,635
Minority interest	(826)	(325)

Net income	$36,529	56,608

Basic earnings per share	$0.56	0.86

Diluted earnings per share	$0.55	0.85

Weighted average shares outstanding – basic	65,242	65,517

Weighted average shares outstanding – diluted	66,363	66,676

See accompanying notes to condensed consolidated financial statements.

 Condensed Consolidated Statements of Cash Flows
Harman International Industries, Incorporated and Subsidiaries
($000s omitted)
(Unaudited)
	Three months ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$36,529	56,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,149	29,863
Loss on disposition of assets	81	1,378
Stock option expense	4,946	3,697

Changes in working capital, net of acquisition/disposition effects:
Decrease (increase) in:
Receivables	(76,602)	(18,940)
Inventories	(6,790)	(36,464)
Other current assets	2,658	(12,874)
Increase (decrease) in:
Accounts payable	(40,871)	(67,214)
Accrued liabilities	19,875	(10,755)
Income taxes payable	(75,499)	8,468
Other operating activities	(89)	2,710
Net cash used in operating activities	$(101,613)	(43,523)

Cash flows from investing activities:
Contingent purchase price consideration	$(3,347)	(2,130)
Proceeds from asset dispositions	164	389
Capital expenditures	(27,469)	(12,430)
Other items, net	(1,910)	1,055
Net cash used in investing activities	$(32,562)	(13,116)

Cash flows from financing activities:
Net (decrease) increase in short-term borrowings	$(1,838)	1,053
Net borrowings under revolving credit facility	120,532	(8,567)
Repayment of long-term debt	(16,486)	(13,168)
Other decrease in long-term debt	(529)	(2,397)
Repurchase of common stock	---	(73,024)
Dividends paid to shareholders	(816)	(819)
Exercise of stock options	833	634
Net cash flow provided by (used in) financing activities	$101,696	(96,288)

Effect of exchange rate changes on cash	3,464	(3,848)

Net decrease in cash and cash equivalents	(29,015)	(156,775)
Cash and cash equivalents at beginning of period	$106,141	291,758
Cash and cash equivalents at end of period	$77,126	134,983

Supplemental disclosure of cash flow information:
Interest paid	$2,194	2,109
Income taxes paid	$73,377	20,877

See accompanying notes to consolidated financial statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

Our unaudited, condensed consolidated financial statements at September 30, 2007 and for the three months ended September 30, 2007 and 2006, have been prepared pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  These unaudited condensed consolidated financial statements do not include all information and footnote disclosures included in our audited financial statements.  In the opinion of management, the accompanying unaudited, condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows for the periods presented.  Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2008 due to seasonal, economic and other factors.

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

These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Note 2.  Inventories

Inventories consist of the following:

	September 30,	June 30,
($000s omitted)	2007	2007
Finished goods	$224,940	235,736
Work in process	61,607	52,682
Raw materials	188,608	164,738
Total	$475,155	453,156

Inventories are stated at the lower of cost or market.  Cost is determined principally by the first-in, first-out method.  The valuation of inventory requires us to make judgments and estimates regarding obsolete, damaged or excess inventory as well as current and future demand for our products.  The estimates of future demand along with analysis of usage data that we use in the valuation of inventory are the basis for our inventory reserves and have an effect on our results of operations.  We calculate inventory reserves using a combination of a lower of cost or market analysis, analysis of historical usage data, forecast demand data and historical disposal rates.  Lower of cost or market analysis is typically applied to those items of inventory that represent a substantial portion of the total value of inventory on-hand.  The high-value units typically represent a small percentage of the total inventory items, so identification of obsolescence or valuation reserve requirements for the balance of the inventory on-hand is accomplished using either historical or forecast usage to identify slow-moving or obsolete items.

Note 3.  Property, Plant and Equipment

Property, plant and equipment are composed of the following:

	September 30,	June 30,
($000s omitted)	2007	2007
Land	$13,664	14,738
Buildings and improvements	272,881	269,968
Machinery and equipment	965,484	905,293
Furniture and fixtures	43,601	41,386
	1,295,630	1,231,385
Less accumulated depreciation and amortization	(689,989)	(639,409)
Property, plant and equipment, net	$605,641	591,976

Note 4.  Warranty Liabilities

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

Details of the estimated warranty liabilities are as follows:

	Three months ended
	September 30,
($000s omitted)	2007	2006
Beginning balance (June 30)	$48,148	60,768
Warranty provisions	20,579	12,545
Warranty payments (cash or in-kind)	(6,874)	(9,830)
Ending balance	$61,853	63,483

The warranty liabilities are included in accrued liabilities.

Note 5.  Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended
	September 30,
($000s omitted)	2007	2006
Net income	$36,529	56,608
Other comprehensive income (loss):
Foreign currency translation	36,647	(5,912)
Unrealized gains on hedging	(3,280)	1,438
Change in pension benefits	(9)	4
Total comprehensive income	$69,887	52,138

The components of accumulated other comprehensive income (loss) as of September 30, 2007 and June 30, 2007 and the activity for the three months ended September 30, 2007 are presented below:

			Cumulative
	Unrealized		foreign	Accumulated
	loss on		currency	other
	hedging	Pension	translation	comprehensive
($000s omitted)	derivatives	benefits	adjustment	income (loss)
June 30, 2007	$(510)	(15,778)	98,479	82,191
Foreign currency translation adjustments	---	---	36,647	36,647
Change in fair value of foreign currency cash flow hedges	(3,280)	---	---	(3,280)
Change in pension benefits	---	(9)	---	(9)
September 30, 2007	$(3,790)	(15,787)	135,126	115,549

Note 6.  Earnings Per Share

The following table presents the calculation of basic and diluted earnings per common share outstanding:

	Three months ended September 30,
(000s omitted except per share amounts)	2007		2006
	Basic	Diluted	Basic	Diluted
Net income	$36,529	36,529	56,608	56,608

Weighted average shares outstanding	65,242	65,242	65,517	65,517
Employee stock options	---	1,121	---	1,159
Total weighted average shares outstanding	65,242	66,363	65,517	66,676

Earnings per share	$0.56	0.55	0.86	0.85

Certain options were outstanding and not included in the computation of diluted net earnings per share because the assumed exercise of these options would have been antidilutive.  Options to purchase 617,796 shares of our common stock with exercise prices ranging from $85.36 to $126.94 per share during the quarter ended September 30, 2007, were outstanding and not included in the computation of diluted earnings per share because the exercise of these options would have been antidilutive.

Options to purchase 1,338,043 shares of our common stock with exercise prices ranging from $75.22 to $126.94 per share during the quarter ended September 30, 2006 were outstanding and not included in the computation of diluted earnings per share because the exercise of these options would have been antidilutive.

Note 7.  Stock Options

On September 30, 2007, we had one share-based compensation plan with shares available for future grants, the 2002 Stock Option and Incentive Plan (the “2002 Plan”).  The 2002 Plan permits the grant of stock options, stock appreciation rights, restricted stock and restricted stock units for up to 6,000,000 shares of our common stock.  During the quarter ended September 30, 2007, options to purchase 100,000 shares of our common stock and 15,000 shares of restricted stock were granted under the 2002 Plan.  In addition, 49,579 shares of restricted stock and 32,291 restricted stock units were granted outside of the 2002 Plan.  The 32,291 restricted stock units are required to be settled in cash.  As such, the restricted stock units were excluded from share-based compensation expense and accounted for as bonus compensation, accrued ratably over the period of service.

Share-based compensation expense was $4.9 million and $3.7 million for the quarters ended September 30, 2007 and 2006, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1.4 million and $1.0 million for the quarters ended September 30, 2007 and 2006, respectively.

Fair Value Determination

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions noted in the following table.

	Three months ended September 30,
	2007	2006
Expected volatility	35.1%-40.8%	36.0%-42.0%
Weighted-average volatility	37.0%	39.4%
Expected annual dividend	$0.05	$0.05
Expected term (in years)	2.71 – 6.71	1.55 – 7.65
Risk-free rate	4.9%-5.0%	4.6%-5.0%

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

Stock Option Activity

A summary of option activity under our stock option plans as of September 30, 2007 and changes during the fiscal year is presented below:

	Shares	Weighted average exercise price	Weighted average remaining contractual term(years)	Aggregate intrinsic value ($000s)

Outstanding at July 1, 2007	3,214,238	$61.11
Granted	100,000	116.65
Exercised	(11,750)	70.91
Forfeited or expired	(6,400)	85.84
Outstanding at September 30, 2007	3,296,088	62.71	6.27	$101,580

Exercisable at September 30, 2007	1,861,238	$36.61	4.54	$94,847

The weighted-average grant-date fair value of options granted during the quarters ended September 30, 2007 and 2006 was $45.08 and $34.43, respectively. The total intrinsic value of options exercised during the quarters ended September 30, 2007 and 2006 was $2.2 million and $3.1 million, respectively.

A summary of the status of our nonvested restricted stock as of September 30, 2007 and changes during the quarter ended September 30, 2007, is presented as follows:

		Weighted average
		grant-date
	Shares	fair value
Nonvested at July 1, 2007	12,000	$82.00
Granted	64,579	116.65
Vested	---	---
Forfeited	---	---
Nonvested at September 30, 2007	76,579	$111.22

As of September 30, 2007, there was $5.8 million of total unrecognized compensation cost related to nonvested restricted stock-based compensation arrangements. The weighted average recognition period is 2.10 years.

At September 30, 2007, the aggregate intrinsic value of the restricted stock unit grant was $2.2 million. As of September 30, 2007, there was $1.1 million of total unrecognized compensation cost related to restricted stock unit compensation arrangements granted under the 2002 Plan. The weighted average recognition period is 2.01 years.  Other than 32,291 restricted stock units that are required to be settled in cash, no restricted stock units were granted, vested or exercisable in the three months ended September 30, 2007 and 2006.

Note 8.  Business Segment Data

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

Our Automotive segment designs, manufactures and markets audio, electronic and infotainment systems for vehicle applications primarily to be installed as original equipment by automotive manufacturers.  Our automotive products and systems are marketed worldwide under brand names including JBL, Infinity, Harman/Kardon, Becker, Logic 7 and Mark Levinson.  Our premium branded audio, video, navigation and infotainment systems are offered to automobile manufacturers through engineering and supply agreements.  See Note 13, Significant Customers.

Our Consumer segment designs, manufactures and markets audio, video and electronic systems for home, computer and multimedia applications.  Our Consumer home products and systems are marketed worldwide under brand names including JBL, Infinity, Harman/Kardon, Lexicon, Mark Levinson and Revel.  Our audio and electronic products are offered through audio/video specialty and retail chain stores.  Our branded audio products for computer and multimedia applications are focused on retail customers with products designed to enhance sound for computers, Apple’s iPods and other music control players.

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

The following table reports net sales and operating income (loss) by each reporting segment:

	Three months ended
	September 30,
($000s omitted)	2007	2006
Net sales:
Automotive	$682,303	600,998
Consumer	119,438	93,126
Professional	145,221	131,419
Total	$946,962	825,543

Operating income (loss):
Automotive	$45,979	90,168
Consumer	(3,093)	(4,449)
Professional	20,388	17,075
Other	(21,833)	(15,876)
Total	$41,441	86,918

Other operating loss is comprised of activity related to our corporate operations, net of reporting segment allocations.

Note 9.  Derivatives

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

Changes in the fair value of the derivatives are highly effective in offsetting changes in the cash flows of the hedged items because the amounts and the maturities of the derivatives approximate those of the forecasted exposures.  Any ineffective portion of the derivative is recognized in current earnings to the same income statement line item in which the foreign currency gain or loss on the underlying hedged transactions is recorded.  When it has been determined that a hedge has become ineffective, the ineffective portion of the hedge is recorded in current earnings.  For the three months ending September 30, 2007 and 2006 we recognized no ineffectiveness.

We elected to exclude forward points from the effectiveness assessment.  At the end of the period we calculate the fair value relating to the change in forward points which is recorded to current earnings as other non-operating income.  For the three months ended September 30, 2007, we recognized $0.8 million in net gains related to the change in forward points.

At September 30, 2007, we had forward contracts maturing through June 2008 to sell Euros and buy US Dollars of approximately $60 million, and through December 2007 to buy Canadian dollars and sell US Dollars of approximately $2.6 million to hedge future foreign currency purchases.  At September 30, 2007, the amount associated with these hedges that is expected to be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months is a loss of approximately $4.2 million.  The fair market value of the forward contracts as of September 30, 2007 was a loss of $3.4 million.  In the three months ended September 30, 2007, we recognized less than $0.1 million net losses from cash flow hedges of forecasted foreign currency transactions compared to $0.4 million in net losses in the same period last year.

As of September 30, 2007, we had forward contracts maturing through January 2008 to purchase and sell the equivalent of $41.2 million of various currencies to hedge foreign currency denominated inter-company loans.  At September 30, 2007, the fair value on these contracts was a net loss of $0.3 million.  Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans in other non-operating income.

In February 2007 we entered into an interest rate swap contract to effectively convert interest on an operating lease from a variable rate to a fixed rate.  The objective of the swap is to offset changes in rent expenses caused by interest rate fluctuations.  The interest rate swap is designated as a cash flow hedge. At the end of each reporting period the discounted fair value of the swap is calculated and recorded to other comprehensive income.  The accrued but unpaid net interest on the swap is recorded in rent expense, which is included in selling, general and administrative expenses in our consolidated statement of operations.  Changes in the fair value of the interest rate swap are highly effective in offsetting changes in the hedged item.  Effectiveness is tested using a hypothetical swap that replicates the actual cash flows of the interest portion of rent expense regressed against the interest rate swap.  If the calculated correlation factor shows a high degree of correlation, the interest rate swap is deemed to be highly effective.  If the hedge is determined to be ineffective, the ineffective portion will be reclassified from other comprehensive income and recorded as rent expense.  For the three months ended September 30, 2007, we recognized no ineffectiveness.

As of September 30, 2007, the notional amount of the swap contract was $28.6 million and the amount recorded in other comprehensive income was a gain of $0.4 million.  The amount associated with the swap contract that is expected to be recorded as rent expense over the next twelve months is a gain of $0.1 million.

Note 10.  Commitments and Contingencies

On May 8, 2007, Helen Rodgers Living Trust (“Plaintiff”) filed a putative class action lawsuit against the Company and all of its directors in the Superior Court of the District of Columbia seeking declaratory and injunctive relief, damages and costs.  The original complaint alleged that the Company’s directors breached their fiduciary duties to the Company’s stockholders by entering into a merger agreement with a company (“Parent”) formed by investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and GS Capital Partners VI Fund, L.P. and its related funds, which are sponsored by Goldman, Sachs & Co. (“GSCP”).  According to Plaintiff, the consideration to be offered to the Company’s stockholders under the merger agreement was “inadequate” and the merger agreement “inequitably favor[ed] . . . insiders” of the Company.  The original complaint also alleged that the termination fee in the merger agreement was excessive, that the Company’s directors purportedly would not “fairly and adequately” evaluate any alternative bids, and that the provision in the merger agreement that allowed the Company to solicit proposals for alternative bidders during a 50-day period ending in June 2007 was “illusory.”

On June 29, 2007, Plaintiff filed its first amended complaint.  While the first amended complaint continued to raise the allegations made in the original complaint, the new focus of Plaintiff’s case was that the merger agreement “inequitably favor[ed] . . . insiders” of the Company by allowing such insiders to exchange otherwise worthless “underwater” options for Parent shares on a “one option for one Parent share basis,” and by allowing them to separately negotiate with Parent for more favorable treatment of their options.  The first amended complaint also alleged that the disclosures contained in the Company’s preliminary proxy statement/prospectus were inadequate.

On June 29, 2007, Plaintiff filed a motion for preliminary injunction.  The motion sought to enjoin the conversion of the “underwater” options into Parent shares, and also sought to “unw[i]nd or otherwise cancel[]” the challenged options.  In the motion, Plaintiff did not seek to enjoin the shareholder vote or the merger.  After Defendants filed their opposition to the motion for preliminary injunction on July 23, 2007, Plaintiff agreed to voluntarily withdraw its motion.

Thereafter, on September 4, 2007, Plaintiff was granted leave to file a second amended complaint.  The second amended complaint narrows Plaintiff’s claims by eliminating, among other things, most of its disclosure claims and allegations relating to “underwater” options.  Defendants answered Plaintiff’s second amended complaint on September 21, 2007, denying Plaintiff’s claims for breach of fiduciary duty and disclosure deficiencies.

We believe the lawsuit is without merit and intend vigorously to defend against it.

At September 30, 2007, we were involved in several additional legal actions.  The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial position or results of operations.  In fiscal 2005, we recorded a $6 million liability for probable unasserted claims.  There was no change in the status of these claims at September 30, 2007.  As such, this amount continues to be accrued at September 30, 2007.

At September 30, 2007, our Board of Directors had authorized the repurchase of a total of up to 20 million shares of common stock.  Through September 30, 2007, we had acquired and placed in treasury a total of 18,198,082 shares of our common stock at a total cost of $639.6 million.  Our program was suspended upon the announcement in April 2007 of our proposed merger with a company formed by investment funds affiliated with KKR and GSCP.  No determination has been made regarding when this program will be reinstated.  See Note 15 Subsequent Events for additional information regarding the termination of the proposed merger and an accelerated share repurchase program effected in October 2007.

Note 11.  Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes.  It also prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement for a tax position taken or expected to be taken in a tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We adopted the provisions of FIN 48 on July 1, 2007.  See Note 14, Income Taxes to review the effect of adoption on our consolidated financial statements.

In May 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”) which amends FIN 48, to provide guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  Under FSP FIN 48-1, a tax position is considered to be effectively settled if the taxing authority completed its examination, the enterprise does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future.  We adopted the provisions of FSP FIN 48-1 on July 1, 2007.  See Note 14, Income Taxes to review the effect of adoption on our consolidated financial statements.

The FASB recently issued proposed FSP APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement” which would require issuers of convertible debt that may be settled wholly or partly in cash to account for the debt and equity components separately.  The proposed FSP would require separate accounting to be applied retrospectively to both new and existing convertible instruments within the proposal’s scope and would thereby affect our net income and earnings per share.  See Note 15, Subsequent Events for additional information regarding our recently issued convertible notes.

Note 12.  Retirement Benefits

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

Our retirement benefits are more fully disclosed in Notes 1 and 12 of our Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

The following table presents the components of net periodic benefit costs:

	Three months ended
	September 30,
($000s omitted)	2007	2006
Service cost	$917	809
Interest cost	1,588	1,267
Amortization of prior service cost	215	182
Amortization of net loss	303	467
Net periodic benefit cost	$3,023	2,725

During the three months ended September 30, 2007, we made an insignificant contribution to the defined benefit pension plans and expect full year contributions to be immaterial.

Note 13.  Significant Customers

Presented below are the percentages of net sales to and receivables due from the customer that represented 10 percent or more of our net sales or accounts receivable for the periods presented:

	Net Sales		Accounts Receivable
	Three months ended September 30,		September 30
	2007	2006	2007	2006
Daimler AG	21%	26%	15%	16%
Other Customers	79	74	85	84
Total	100%	100%	100%	100%

We anticipate that Daimler AG will continue to account for a significant portion of our net sales and accounts receivable for the foreseeable future.  Our automotive customers are not obligated to any long-term purchase of our products.  The loss of Daimler AG as a customer would have a material adverse effect on our total consolidated net sales, earnings and financial position.

Note 14.  Income Taxes

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income.  The projected effective tax rate of 27 percent for 2008 differs from the U.S. statutory rate primarily due to foreign rates, which differ from those in the U.S., the realization of certain business tax credits including R&D, favorable permanent differences between book and tax treatment for items, and the benefit from the conclusion of a tax audit.  This rate is expected to be greater than the full year 2007 effective tax rate of 18.36 percent because the 2007 rate included the recognition of certain federal tax credits.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on July 1, 2007.  FIN 48 clarifies the accounting for income tax uncertainties. The company has developed and implemented a process based on the guidelines of FIN 48 to ensure that uncertain tax positions are identified, analyzed and properly reported in the company’s financial statements in accordance with SFAS 109. Based on all known facts and circumstances and current tax law, the company believes that the total amount of unrecognized tax benefits as of June 30, 2007 was $31.2 million.  As a result of the implementation of FIN 48, we recognized a $6.9 million reduction to the $31.2 million unrecognized tax benefit due to the fact that the tax position was at a more likely than not threshold at July 1, 2007.  This reduction was included as an increase to the July 1, 2007 balance of retained earnings.  Additionally, the company effectively settled a German tax audit for fiscal tax years up to and including June 30, 2004.  During the three months ended September 30, 2007, we recognized $5.7 million in previously unrecognized tax benefits due to the effective settlement criteria of FSP FIN 48-1.

The unrecognized tax benefits at July 1, 2007 are tax positions that are permanent in nature and, if recognized, would reduce the effective tax rate.  However, the Company's federal, certain state and certain non-U.S. income tax returns are currently under various stages of audit or potential audit by applicable tax authorities and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.  The material tax jurisdictions for the company are Germany and the United States.  The tax years subject to exam for Germany are fiscal years 2005 through the current year.  The tax years subject to exam in the United States are fiscal years 2004 through the current year. Due to provisions allowed in the tax law, we may recognize $3.4 million in unrecognized tax benefits within the next 12 months.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense.  We had $2.5 million accrued at July 1, 2007 for the payment of any such interest and penalties.

Income tax expense for the quarter ended September 30, 2007 was $3.7 million, compared to $29.6 million for the same period last year.  The effective tax rate for the three months ended September 30, 2007 was 9.3 percent, compared to 34.5 percent in the prior year period.  The tax rate for the quarter ended September 30, 2007 includes $5.7 million of previously unrecognized tax benefits resulting from the effective settlement of a German tax audit.  Additionally, the tax rate for the quarter was lower due to a $4.4 million benefit related to a change in German tax law which lowered the German effective tax rate.

We currently expect the tax rate for the full fiscal year 2008 to be approximately 27 percent.

Note 15.  Subsequent Events

On October 1, 2007, a purported class action lawsuit was filed against the Company and certain of its officers in the United States District Court for the District of Columbia seeking compensatory damages and costs on behalf of all persons who purchased the Company’s common stock between April 26, 2007 and September 24, 2007 (the “Class Period”).  The

complaint purports to allege claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  The complaint alleges that defendants omitted to disclose material adverse facts about the Company’s financial condition and business prospects.  The complaint contends that had these facts not been concealed at the time the merger agreement was entered, there would not have been a merger agreement, or it would have been at a much lower price, and the price of the Company’s common stock therefore would not have been artificially inflated during the Class Period.  The plaintiff alleges that, following the reports that the proposed merger was not going to be completed, the price of the Company’s common stock declined causing the plaintiff class significant losses.

We believe the lawsuit is without merit and intend vigorously to defend against it.

On October 22, 2007, the Company entered into a Termination and Settlement Agreement (the “Termination Agreement”) with KKR, KHI Parent Inc., KHI Merger Sub Inc. and GSCP.  Under the Termination Agreement, effective on October 23, 2007, each of (a) the Agreement and Plan of Merger, dated April 26, 2007, among the Company, KHI Parent Inc. and KHI Merger Sub Inc. (the “Merger Agreement”), (b) the related guarantees (the “Guarantees”) and (c) the Election Agreement, dated April 26, 2007, between KHI Parent Inc. and Dr. Sidney Harman, was terminated in its entirety.  Under the Termination Agreement, the Company and affiliates of KKR and GSCP agreed to release each other from all claims and actions arising out of or related to the Merger Agreement, the Guarantees and the transactions contemplated thereby.

In connection with the Termination Agreement, on October 22, 2007, the Company entered into a note purchase agreement under which it sold $400 million aggregate principal amount of its 1.25 percent Convertible Senior Notes due 2012 (the “Notes”) to an affiliate of KKR, GSCP, Citibank, N.A. and HSBC USA, Inc.  The Notes are convertible at a conversion price of $104 per share into cash, and at Harman’s option, if applicable, shares of Harman common stock.  The agreement contains a settlement provision commonly referred to as a “net share settlement.”  Net settlement provisions are currently under review by the FASB.  If the FASB adopts the proposed new accounting standard, we would incur higher interest expense and thus lower earnings per share.

On October 30, 2007, the Company used the proceeds from the issuance and sale of the Notes to repurchase and retire for accounting purposes approximately 4.8 million shares of the Company’s common stock for a total purchase price of approximately $400 million from Bear, Stearns International Limited and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, London Branch, under two separate accelerated share repurchase (ASR) programs.  The 4.8 million shares represented approximately 7 percent of the then outstanding shares of the Company’s common stock.

For more detailed information, see our Current Reports on Form 8-K filed with the Securities and Exchange Commission on October 25, 2007 and October 31, 2007.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q, together with Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended June 30, 2007 (“2007 Form 10-K”).  This discussion contains forward-looking statements which are based on our current expectations and experience and our perception of historical trends, current market conditions, including customer acceptance of our new products, current economic data, expected future developments, including foreign currency exchange rates, and other factors that we believe are appropriate under the circumstances.  These statements involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements, including the litigation resulting from the terminated merger agreement with a company formed by investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P. and GS Capital Partners VI Fund, L.P.

We begin our discussion with an overview of our company to give you an understanding of our business and the markets we serve.  We then discuss our critical accounting policies.  This is followed by a discussion of our results of operations for the three months ended September 30, 2007 and 2006.  We include in this discussion an analysis of certain significant period-to-period variances in our consolidated statements of operations.  We also provide specific information regarding our three reportable business segments: Automotive, Consumer and Professional.  Our liquidity, capital resources and cash flows are discussed under the caption Financial Condition.  We complete our discussion with a business outlook for future periods.

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

Automotive designs, manufactures and markets audio, electronic and infotainment systems for vehicle applications.  Our systems are generally shipped directly to our automotive customers for factory installation.  Infotainment systems are a combination of infotainment and entertainment components that may include or control GPS navigation, traffic information, voice-activated telephone and climate control, rear seat entertainment, wireless Internet access, hard disk recording, MP3 playback and a high-end branded audio system.  These systems include scaleable software to allow us to better serve a full range of vehicles from luxury through the entry-level vehicles.  Future infotainment systems may also provide driver safety capabilities such as lane guidance, pre-crash emergency braking, adaptive cruise control and night vision.  Automotive also provides aftermarket products such as personal navigation devices (“PNDs”) to customers primarily in Europe.  Our PNDs leverage many of the successful applications developed by our Automotive segment.

Consumer designs, manufactures and markets audio, video and electronic systems for home, mobile and multimedia applications.  Home product applications include systems to provide high-quality audio throughout the home and to enhance in-home video systems such as home theatres.  Our aftermarket mobile products, such as iPod adaptors, speakers and amplifiers, deliver audio entertainment in the vehicle.  Additionally, aftermarket mobile products include PNDs that provide GPS navigation, video and other infotainment capabilities.  Our multimedia applications include loudspeaker accessories for personal computers, music phones, and portable electronic devices such as the iPod and other MP3 players.  Our consumer products are primarily distributed through retail outlets.

Professional designs, manufactures and markets loudspeakers and electronic systems used by audio professionals in concert halls, stadiums, airports, houses of worship and other public spaces.  We also develop products for recording, broadcast, cinema, touring and music reproduction applications.  In addition, we have leading shares of both the portable PA market and musician vertical markets serving small bands, DJ’s and other performers.  These products are increasingly linked by our proprietary HiQnet network protocol which provides centralized monitoring and control of both complex and simple professional audio systems.

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

We achieved solid results for the first quarter ended September 30, 2007.  Each of our three reportable business segments reported sales growth for the first quarter.  Our initiative to develop cost saving strategies is underway and we expect to gain procurement, engineering and manufacturing efficiencies that we believe will improve margins over the course of this fiscal year.  We continue to be a strong company with exceptional technology, products and market position.  With the termination of the Merger Agreement behind us, we now look forward to turning our full attention to operating and improving our business.

Recent Developments

On October 22, 2007, we announced that we entered into an agreement with KKR, GSCP and companies formed by investment funds affiliated with KKR and GSCP to terminate the Merger Agreement dated April 26, 2007 without litigation or payment of a termination fee.  In connection with the termination of the Merger Agreement, we sold $400 million of our 1.25 percent Convertible Senior Notes due 2012, convertible at a conversion price of $104 per share into cash, and at our option, if applicable, shares of our common stock.

On October 30, 2007, we entered into an accelerated share repurchase (“ASR”) agreement with Bear, Stearns International Limited and a separate ASR agreement with J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, London Branch. Pursuant to these agreements, we purchased, in the aggregate, 4,775,549 shares of our common stock for a total purchase price of approximately $400 million, subject to adjustment.

Critical Accounting Policies

Our critical accounting policies are described under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2007 Form 10-K.  These policies include allowance for doubtful accounts, inventory valuation, goodwill, pre-production and development costs, warranty liabilities, income taxes, and stock-based compensation.  Also see Note 1, Summary of Significant Accounting Policies to our Consolidated Financial Statements included in our 2007 Form 10-K.

Results of Operations

Sales

Our net sales for the quarter ended September 30, 2007 were $947.0 million, a 15 percent increase compared to the prior year period.  All three of our reporting segments reported higher sales compared to the same period in the prior year.  The effects of foreign currency translation contributed approximately $42 million to the increase in sales.  Exclusive of foreign currency, net sales were 9 percent higher than the prior year period. The growth in overall net sales was primarily due to increased shipments of infotainment systems to automotive customers, higher sales of personal navigation devices in Europe, and higher sales of consumer and professional products to major retailers.

Presented below is a summary of our net sales by reporting segment:

($000s omitted)	Three months ended September 30,
	2007	%	2006	%
Net sales:
Automotive	$682,303	72%	600,998	73%
Consumer	119,438	13%	93,126	11%
Professional	145,221	15%	131,419	16%
Total	$946,962	100%	825,543	100%

Automotive - Net sales for the quarter ended September 30, 2007 increased $81.3 million, or 14 percent compared to the same period last year.  Foreign currency translation contributed approximately $36 million to the increase in sales.  Since a significant percentage of our automotive sales are to customers in Europe, Automotive incurs most of our foreign currency translation exposure.  New introductions of infotainment systems including Chrysler’s MyGig infotainment systems in North America, the roll-out of our first mid-level infotainment system for BMW and the extension of our Multi Media Interface infotainment system for the Audi A4 and A5 were primary factors contributing to the higher sales. A strong demand for Traffic Assist, our European aftermarket PND, also contributed significantly to the increase in sales over the prior year period.

Consumer - Net sales for the quarter ended September 30, 2007 increased $26.3 million, or 28 percent, compared to the same period last year.  Foreign currency translation contributed approximately $4 million to the increase in sales compared to the prior year.  New product introductions and strong Harman/Kardon and multimedia sales contributed significantly to the sales increase at Consumer.  Higher sales of consumer products for home applications including Harman/Kardon electronics and JBL loudspeakers, multimedia products and our consumer mobile PNDs, each contributed to the sales growth over the prior year period.

Professional - Net sales for the quarter ended September 30, 2007 increased $13.8 million, or 11 percent compared to the same period last year.  Foreign currency translation contributed approximately $2 million to the increase in sales compared to the prior year period.  The increase in sales compared to the same period last year was primarily due to new installed sound product introductions, higher JBL Professional sales to major US retailers and recently introduced digital consoles from Soundcraft and Studer.

Gross Profit

Gross profit as a percentage of net sales decreased 6.9 percentage points to 27.9 percent for the quarter ended September 30, 2007 compared to 34.8 percent of sales in the same period last year.  The decrease was due to lower margins in our Automotive and Consumer business segments.

Presented below is a summary of our gross profit by reporting segment:

($000s omitted)	Three months ended September 30,
	2007	Percent of net sales	2006	Percent of net sales
Gross Profit:
Automotive	$181,836	26.7%	214,740	35.7%
Consumer	28,107	23.5%	23,507	25.2%
Professional	55,882	38.5%	50,292	38.3%
Other	(1,250)		(1,250)
Total	$264,575	27.9%	287,289	34.8%

Automotive– Gross profit as a percentage of net sales decreased 9.0 percentage points for the quarter ended September 30, 2007 compared to the same period in the prior year.  The gross margin decline was primarily due to higher costs incurred related to the ramp-up of mid-level infotainment systems for mass market vehicles.  Margins were also affected by product mix, sales of PNDs with lower margins, higher fixed overhead expenses primarily due to the ramp-up of new manufacturing facilities to support new business and material cost increases.

Consumer– Gross profit as a percentage of net sales decreased 1.7 percentage points for the quarter ended September 30, 2007 compared to the same period in the prior year.  Gross margins were affected by strong competition in the multimedia market.  Sales of lower margin Harman/Kardon electronics, lower margin iPod docking stations and the discontinuance of mobile multimedia products contributed to the decrease in gross margins.

Professional– Gross profit as a percentage of net sales increased a modest 0.2 percentage points for the quarter ended September 30, 2007 compared to the same period in the prior year.  The slight gross margin improvement resulted from the introduction of new products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”), as a percentage of net sales, decreased 0.7 percentage points for the quarter ended September 30, 2007 compared to the same period in the prior year.  The decrease primarily relates to lower research and development (“R&D”) costs as a percent of sales.  Research and development costs were $87.8 million, or 9.3 percent of net sales, for the quarter ended September 30, 2007 compared to $82.8 million, or 10.0 percent of net sales, in the same period last year.  We expect R&D costs, as a percentage of net sales, to decrease during the year due to the increasing scalability of our infotainment systems and the beginning of production for certain automotive programs.  Our SG&A expenses include $4.7 million of merger-related costs for the quarter ended September 30, 2007.  We expect significant additional costs related to the resolution of the merger termination in the second quarter of fiscal 2008.

In June 2006, we initiated a restructuring program designed to increase efficiencies in our manufacturing, engineering and administrative organizations.  Since the inception of the restructuring program, we have incurred restructuring charges of $16.9 million and made cash payments of $10.8 million.

Presented below is a summary of SG&A expenses by reporting segment:

($000s omitted)	Three months ended September 30,
	2007	Percent of net sales	2006	Percent of net sales
SG&A Expenses:
Automotive	$135,857	19.9%	124,572	20.7%
Consumer	31,200	26.1%	27,956	30.0%
Professional	35,494	24.4%	33,217	25.3%
Other	20,583	---	14,626	---
Total	$223,134	23.6%	200,371	24.3%

Automotive– SG&A expenses as a percentage of sales decreased 0.8 percentage points for the quarter ended September 30, 2007 compared to the same period last year.  The decrease as a percentage of sales is due primarily to a decrease in R&D costs as a percent of net sales.  R&D expenses were $69.6 million, or 10.2 percent of sales, for the quarter ended September 30, 2007 compared to $65.4 million, or 10.9 percent of sales, in the prior year period.  The increase in the dollar amount of R&D expenses was due primarily to higher spending to support new automotive infotainment systems for programs launching in fiscal years 2008 and 2009.

Consumer– SG&A expenses as a percentage of sales decreased 3.9 percentage points for the quarter ended September 30, 2007 compared to the same period last year.  The decrease was primarily due to a decrease in R&D costs as a percent of net sales.  Research and development expenses were $8.9 million, or 7.4 percent of sales, for the quarter ended September 30, 2007 compared to $8.9 million, or 9.5 percent of sales, in the same period last year.

Professional– SG&A expenses as a percentage of sales decreased 0.9 percentage points for the quarter ended September 30, 2007 compared to the same period last year.  The decrease is related to leveraging the fixed portion of SG&A expenses over a higher sales base.  Research and development expenses were $9.2 million, or 6.4 percent of sales, for the quarter ended September 30, 2007 compared to $8.5 million, or 6.5 percent of sales, in the same period last year.

Other– Corporate SG&A expenses for the three months ended September 30, 2007 increased $6.0 million compared to the same period last year.  SG&A expenses increased primarily due to $4.7 million of merger-related costs and increased compensation expenses.  We expect significant additional costs related to the resolution of the merger termination in the second quarter of fiscal 2008.

Operating Income

Operating income for the quarter ended September 30, 2007 was $41.4 million, or 4.4 percent of sales, compared to $86.9 million, or 10.5 percent of sales in the same period last year.  The decrease in operating income was primarily driven by lower gross profit margins, primarily in our Automotive and Consumer segments.

Interest Expense, Net

Interest expense, net, was $1.4 million for the quarter ended September 30, 2007 compared to $0.1 million in the same quarter last year.  Our first quarter fiscal 2008 interest expense, net, included $3.1 million of gross interest expense and $1.7 million of interest income.  For the same period in the prior year, gross interest expense was $2.3 million and interest income was $2.2 million.  Weighted average borrowings outstanding were $162.7 million for the quarter ended September 30, 2007 compared to $172.7 million for the same period in the prior year.

The weighted average interest rate on our revolver borrowings was 6.1 percent for the quarter ended September 30, 2007 compared to 5.4 percent in the same quarter last year.  The weighted average interest rate increased due to an increase in LIBOR combined with an increase in the interest rate spread on our revolving credit facility from 40 basis points to 70 basis points that resulted from a change in our credit rating.

Miscellaneous Expenses

Miscellaneous, net expenses were $0.7 million for the quarter ended September 30, 2007 compared to $0.9 million in the same period last year.  For the quarters ended September 30, 2007 and 2006, miscellaneous expenses were primarily bank charges.

Income Taxes

Income tax expense for the quarter ended September 30, 2007 was $3.7 million compared to $29.6 million for the same period last year.  The effective tax rate for the quarter ended September 30, 2007 was 9.3 percent compared to 34.5 percent in the prior year period.  The tax rate reduction for the quarter ended September 30, 2007 includes $5.7 million in previously unrecognized tax benefits as a result of a tax audit in Germany.  We also realized a $4.4 million tax benefit related to a change in German tax laws.  We currently expect the tax rate for the full fiscal year 2008 to be approximately 27 percent.

Financial Condition

Liquidity and Capital Resources

We primarily finance our working capital requirements through cash generated by operations, borrowings under our revolving credit facility and trade credit.  Cash and cash equivalents were $77.1 million at September 30, 2007 compared to $106.1 million at June 30, 2007.  During the three-month period ended September 30, 2007, cash was used to make tax payments (primarily in Germany), repay our senior notes, make investments in our manufacturing facilities and meet the working capital needs of our business segments.

We will continue to have cash requirements to support seasonal working capital needs, investments in our manufacturing facilities, interest and principal payments, dividend payments and stock option activity.  We intend to use cash on hand, cash generated by operations and borrowings under our revolving credit facility to meet these requirements.  We believe that cash from operations and our borrowing capacity, if needed, will be adequate to meet our normal cash requirements over the next twelve months.  Below is a more detailed discussion of our cash flow activities during the quarter ended September 30, 2007.

Operating Activities

For the three months ended September 30, 2007, our net cash used for operations was $101.6 million compared to net cash used in operations of $43.5 million in the same period last year.  The reduction in operating cash flows was primarily due to increased tax payments, decreased accounts payable and an increase in accounts receivable.  At September 30, 2007, working capital, excluding cash and short-term debt, was $522.0 million, compared with $329.9 million at June 30, 2007.  The $192.1 million increase was primarily due to higher inventories and accounts receivable, a decrease in taxes payable due to tax payments primarily in Germany and a decrease in accounts payable due to timing of vendor payments.

Investing Activities

Net cash used in investing activities was $32.6 million for the three months ended September 30, 2007 compared to $13.1 million in the same period last year.  Capital expenditures for the three months ended September 30, 2007 were $27.5 million compared to $12.4 million for the same period last year.  The increase in capital spending is primarily due to the launch of new automotive programs and a new manufacturing facility in China.  We anticipate making significant investments in facilities, manufacturing equipment and tooling in fiscal 2008 to support the continued growth in our automotive infotainment systems business.

Financing Activities

Our total debt at September 30, 2007 was $183.0 million, primarily comprised of $179.9 million of borrowings under our revolving credit facility and capital leases and other short-term borrowings of $3.1 million.

We are party to a $300 million committed multi-currency revolving credit facility with a group of banks.  This facility expires in June 2010.  At September 30, 2007 we had borrowings of $179.9 million and outstanding letters of credit of $5.5 million under this facility.  Unused availability under the revolving credit facility was $114.6 million at September 30, 2007.

Our long-term debt agreements contain financial and other covenants that, among other things, limit our ability to incur additional indebtedness, restrict subsidiary dividends and distributions, limit our ability to encumber certain assets and restrict our ability to issue capital stock of our subsidiaries.  Our long-term debt agreements permit us to pay dividends or repurchase our capital stock without any dollar limitation provided that we would be in compliance with the financial covenants in our revolving credit facility after giving effect to such dividend or repurchase.  At September 30, 2007, we were in compliance with the terms of our long-term debt agreements.

On October 22, 2007, we entered into a note purchase agreement with affiliates of KKR and GSCP, as well as two financial institutions under which they purchased $400 million of our 1.25 percent Convertible Senior Notes due 2012.  The Notes are convertible into cash and, at the Company’s option, if applicable, shares of the Company’s common stock, based on a conversion rate of 9.6154 shares of common stock per $1,000 principal amount of Notes (which is equal to an initial conversion price of approximately $104 per share) only in certain circumstances as set forth in the Indenture.  The conversion rate is subject to adjustment in certain circumstances as described in the Indenture.  The notes include a settlement provision commonly referred to as a “net share settlement.”  Net share settlements are currently under review by the FASB.  If FASB adopts the proposed new accounting standard, we would incur higher interest expense and thus lower earnings per share.

Equity

Total shareholders’ equity at September 30, 2007 was $1.576 billion compared with $1.494 billion at June 30, 2007.  The increase is primarily due to net income of $36.5 million and favorable foreign currency translation increase of $36.6 million. As a result of the implementation of FIN 48, we recognized a $6.9 million reduction to our unrecognized tax benefit.  The $6.9 million reduction was included in our balance sheet as an adjustment to the July 1, 2007 retained earnings.  There were no shares of our common stock repurchased during the three months ended September 30, 2007.

Business Outlook

Our first quarter sales were a record and reflect continued top-line strength.  We believe all three of our core business segments will continue to produce higher sales for the remainder of this fiscal year.  For the full fiscal year ending June 30, 2008, we currently believe our net sales will be approximately $4.1 billion, an increase of 16 percent.  We expect earnings per share before transaction, legal and restructuring costs to meet or exceed the prior fiscal year.

On October 30, 2007, we entered into an accelerated share repurchase (“ASR”) agreement with Bear, Stearns International Limited and a separate ASR agreement with J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, London Branch. Pursuant to these agreements, we purchased, in the aggregate, 4,775,549 shares of our common stock for a total purchase price of approximately $400 million, subject to adjustment. We immediately retired for accounting purposes the 4,775,549 shares of our common stock, which represented approximately 7 percent of the then outstanding shares of our common stock.  We expect that the share repurchase will improve our fiscal 2008 earnings per share by approximately 4 percent.

Our current expectations for fiscal 2008 could be affected by the potential impact of changes in currency exchange rates, softness in automobile sales and increases in research and development costs to support new infotainment business.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We are required to include information about potential effects of changes in interest rates and currency exchange rates in our periodic reports filed with the Securities and Exchange Commission.  Since June 30, 2007, there have been no material changes in the quantitative or qualitative aspects of our market risk profile.

Interest Rate Sensitivity/Risk

At September 30, 2007, none of our borrowings had interest determined on a fixed-rate basis.  The interest rates on the balance of our debt are subject to changes in U.S. and European short-term interest rates.  To assess exposure to interest rate changes, we have performed a sensitivity analysis assuming a hypothetical 100 basis point increase or decrease in interest rates across all outstanding debt and investments.  Our analysis indicates that the effect on net income at September 30, 2007 of such an increase or decrease in interest rates would be approximately $0.2 million.

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

We presently estimate the effect of changes in currency exchange rates, principally the change in the value of the Euro compared to the U.S. dollar, has an impact on our reported results when the financial statements of foreign subsidiaries are translated into U.S. dollars.  Over half of our sales are currently denominated in Euros.  Currency translation for the Euro versus the U.S. dollar had a significant impact on earnings for the first quarter of fiscal 2007 compared to the prior year first quarter due to the strengthening of the Euro relative to the U.S. dollar.  The first quarter average exchange rate for the Euro versus the U.S. dollar increased 7.89 percent from the prior year’s first quarter average exchange rate.

To assess exposure to changes in currency exchange rates, we prepared an analysis assuming a hypothetical 10 percent change in currency exchange rates across all currencies used by our subsidiaries.  This analysis indicated that a 10 percent increase or decrease in exchange rates would have increased or decreased income before income taxes by approximately $5.0 million for the three months ended September 30, 2007.

Competitive conditions in the markets in which we operate may limit our ability to increase prices in the event of adverse changes in currency exchange rates.  For example, certain products made in Europe are sold in the U.S.  Sales of these products are affected by the value of the Euro relative to other currencies.  Any long-term strengthening of the Euro could depress the demand for these European manufactured products and reduce sales.  However, due to the multiple currencies involved in our business and the netting effect of various simultaneous transactions, our foreign currency positions are partially offsetting.

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

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings

Helen Rodgers Living Trust v. Harman International Industries, Incorporated

On May 8, 2007, Helen Rodgers Living Trust (“Plaintiff”) filed a putative class action lawsuit against the Company and all of its directors in the Superior Court of the District of Columbia seeking declaratory and injunctive relief, damages and costs.  The original complaint alleged that the Company’s directors breached their fiduciary duties to the Company’s stockholders by entering into a merger agreement with a company (“Parent”) formed by investment funds affiliated with KKR and GSCP.  According to Plaintiff, the consideration to be offered to the Company’s stockholders under the merger agreement was “inadequate” and that the merger agreement “inequitably favor[ed] . . . insiders” of the Company.  The original complaint also alleged that the termination fee in the merger agreement was excessive, that the Company’s directors purportedly would not “fairly and adequately” evaluate any alternative bids, and that the provision in the merger agreement that allowed the Company to solicit proposals for alternative bidders during a 50-day period ending in June 2007 was “illusory.”

On June 29, 2007, Plaintiff filed its first amended complaint.  While the first amended complaint continued to raise the allegations made in the original complaint, the new focus of Plaintiff’s case was that the merger agreement “inequitably favor[ed] . . . insiders” of the Company by allowing such insiders to exchange otherwise worthless “underwater” options for Parent shares on a “one option for one Parent share basis,” and by allowing them to separately negotiate with Parent for more favorable treatment of their options.  The first amended complaint also alleged that the disclosures contained in the Company’s preliminary proxy statement/prospectus were inadequate.

On June 29, 2007, Plaintiff filed a motion for preliminary injunction.  The motion sought to enjoin the conversion of the “underwater” options into Parent shares, and also sought to “unw[i]nd or otherwise cancel[]” the challenged options.  In the motion, Plaintiff did not seek to enjoin the shareholder vote or the merger.  After Defendants filed their opposition to the motion for preliminary injunction on July 23, 2007, Plaintiff agreed to voluntarily withdraw its motion.

Thereafter, on September 4, 2007, Plaintiff was granted leave to file a second amended complaint.  The second amended complaint narrows Plaintiff’s claims by eliminating, among other things, the vast majority of its disclosure claims and the allegations relating to “underwater” options.  Defendants answered Plaintiff’s second amended complaint on September 21, 2007, denying Plaintiff’s claims for breach of fiduciary duty and disclosure deficiencies.

We believe the lawsuit is without merit and intend vigorously to defend against it.

Cheolan Kim v. Harman International Industries, Incorporated

On October 1, 2007, a purported class action lawsuit was filed against the Company and certain of its officers in the United States District Court for the District of Columbia seeking compensatory damages and costs on behalf of all persons who purchased the Company’s common stock between April 26, 2007 and September 24, 2007 (the “Class Period”).  The complaint purports to allege claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  The complaint alleges that defendants omitted to disclose material adverse facts about the Company’s financial condition and business prospects.  The complaint contends that had these facts not been concealed at the time the merger agreement was entered, there would not have been a merger agreement, or it would have been at a much lower price, and the price of the Company’s common stock therefore would not have been artificially inflated during the Class Period.  The plaintiff alleges that, following the reports that the proposed merger was not going to be completed, the price of the Company’s common stock declined causing the plaintiff class significant losses.

We believe the lawsuit is without merit and intend vigorously to defend against it.

Item 1A.   Risk Factors

On October 22, 2007, the Company entered into a Termination and Settlement Agreement with KKR, KHI Parent Inc., KHI Merger Sub Inc. and GSCP.  Under the agreement, effective on October 23, 2007, each of (i) the Agreement and Plan of Merger, dated April 26, 2007, among the Company, KHI Parent Inc. and KHI Merger Sub Inc., (ii) the related guarantees and (iii) the Election Agreement, dated April 26, 2007, between KHI Parent Inc. and Dr. Sidney Harman, was terminated in its entirety.  As a result, the risk factors included in Item 1A “Risk Factors – Risks Related to the Merger with Parent” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 are no longer applicable.

The risk factors applicable to Harman as a stand alone company included in Item 1A “Risk Factors – Risks Related to Harman” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 are updated to include the following:

We are engaged in ongoing litigation and may be the subject of additional litigation that may result in payments to third parties, which could harm our business and financial results.

As more fully described in Part II, Item 1 “Legal Proceedings,” of this report, we are currently involved in litigation arising from the proposed merger with a company formed by investment funds affiliated with KKR and GSCP that was terminated in October 2007.  In addition, additional litigation may be initiated against us and others based on activities and disclosures related to the proposed merger and its termination.  We cannot predict the outcome of any such proceeding or the likelihood that further proceedings will be instituted against us.  In the event that there is an adverse ruling in any legal proceeding, we may be required to make payments to third parties that could harm our business or financial results. Furthermore, regardless of the merits of any claim, the continued maintenance of these legal proceedings may result in substantial legal expense and could also result in the diversion of our management's time and attention away from our other business.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

We did not repurchase any shares of our common stock in the quarter ended September 30, 2007.  Our share repurchase program was first publicly announced on June 16, 1998.  In August 2005, the Board authorized the purchase of up to an additional four million shares, bringing the total authorized to 20 million shares.  The total number of shares repurchased through September 30, 2007 was 18,198,082.  A maximum of 1,801,918 shares may yet be purchased under our share repurchase program.  We suspended our share repurchase program due to the formerly proposed merger with a company formed by investment funds affiliated with KKR and GSCP.  No determination has been made regarding when the program will be reinstated.  For a description of limitations on repurchases of shares and on the payment of dividends, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K

4.1
Indenture, related to the 1.25 percent Convertible Senior Notes due 2012, dated as of October 23, 2007, between Harman International Industries, Incorporated and Wells Fargo Bank, National Association, as trustee (including the form of 1.25 percent Convertible Senior Note due 2012) (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2007, Commission File No. 001-09764, and hereby incorporated by reference).

4.2
Registration Rights Agreement, dated as of October 23, 2007, between Harman International Industries, Incorporated, KKR I-H Limited, GS Capital Partners VI Fund, L.P., GS Capital Partners VI Parallel, L.P., GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI GmbH & Co. KG, Citibank, N.A. and HSBC USA Inc. (filed as Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2007, Commission File No. 001-09764, and hereby incorporated by reference).

10.1
Note Purchase Agreement, dated October 22, 2007, by and among Harman International Industries, Incorporated, KKR I-H Limited, GS Capital Partners VI Fund, L.P., GS Capital Partners VI Parallel, L.P., GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI GmbH & Co. KG, Citibank, N.A., HSBC USA Inc. and, for limited purposes, Kohlberg Kravis Roberts & Co. L.P. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2007, Commission File No. 001-09764, and hereby incorporated by reference).

10.2
Termination and Settlement Agreement, dated October 22, 2007, by and among Harman International Industries, Incorporated, KHI Parent Inc., KHI Merger Sub Inc., KKR 2006 Fund L.P., Kohlberg Kravis Roberts & Co. L.P., GS Capital Partners VI Fund, L.P., GS Capital Partners VI Parallel, L.P., GS Capital Partners VI Offshore Fund, L.P. and GS Capital Partners VI GmbH & Co. KG (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2007, Commission File No. 001-09764, and hereby incorporated by reference).

10.3
Confirmation between Harman International Industries, Incorporated and Bear, Stearns International Limited, dated October 30, 2007 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2007, Commission File No. 001-09764, and hereby incorporated by reference).

10.4
Confirmation between Harman International Industries, Incorporated and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, London Branch, dated October 30, 2007 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2007, Commission File No. 001-09764, and hereby incorporated by reference).

31.1	Certification of Sidney Harman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Dinesh C. Paliwal pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Kevin L. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Sidney Harman, Dinesh C. Paliwal and Kevin L. Brown, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, Harman International Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harman International Industries, Incorporated
(Registrant)

Date: November 9, 2007	By:/s/ Kevin L. Brown
Kevin L. Brown Executive Vice President and Chief Financial Officer
(Principal Financial Officer)