Form 10-Q
period 2007-12-31
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2008-02-11
CIK 800459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              ☒ Yes                ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).              ☐ Yes                ☒ No

As of January 31, 2008, 60,536,092 shares of common stock, par value $.01, were outstanding.

The page numbers in this Table of Contents reflect actual page numbers, not EDGAR page tag numbers.

References to “Harman International,” the “Company,” “we,” “us” and “our” in this Form 10-Q refer to Harman International Industries, Incorporated and its subsidiaries unless the context requires otherwise.

Forward–Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  You should not place undue reliance on these statements.  Forward-looking statements include information concerning possible or assumed future results of operations, capital expenditures, the outcome of pending legal proceedings and claims, including environmental matters, goals and objectives for future operations, including descriptions of our business strategies and purchase commitments from customers.  These statements are typically identified by words such as “believe,” “anticipate,” “expect,” “plan,” “intend,” “estimate” and similar expressions.  We base these statements on particular assumptions that we have made in light of our industry experience, as well as our perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances.  As you read and consider the information in this report, you should understand that these statements are not guarantees of performance or results.  They involve risks, uncertainties and assumptions.  In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in, or incorporated by reference into, this report will in fact transpire.

You should carefully consider the risks described below and the other information in this report.  Our operating results may fluctuate significantly and may not meet our expectations or those of securities analysts or investors.  The price of our stock would likely decline if this occurs.  Factors that may cause fluctuations in our operating results include, but are not limited to, the following:

•	automobile industry sales and production rates and the willingness of automobile purchasers to pay for the option of a premium audio system and/or a multi-functional infotainment system;

•	changes in consumer confidence and spending;

•	fluctuations in currency exchange rates and other risks inherent in international trade and business transactions;

•	our ability to satisfy contract performance criteria, including technical specifications and due dates;

•	our ability to design, engineer and manufacture our products profitably under our long-term contractual commitments;

•	the loss of one or more significant customers, including our automotive manufacturer customers;

•	competition in the automotive, consumer or professional markets in which we operate, including pricing pressure in the market for personal navigation devices (“PNDs”);

•	model-year changeovers in the automotive industry;

•	our ability to enforce or defend our ownership and use of intellectual property;

•	our ability to effectively integrate acquisitions made by our company;

•	strikes, work stoppages and labor negotiations at our facilities, or at a facility of one of our significant customers; or work stoppages at a common carrier or a major shipping location;

•
the outcome of pending or future litigation and administrative claims, including but not limited to the outcome of any litigation that has been or may be instituted against the company and others arising out of or relating to the abandonment of the proposed acquisition of the company by the acquiror in September 2007;

•	changes in general economic conditions and specific market conditions; and

•	world political stability.

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements.  As a result, the forgoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission, including the information in Item 1A, “Risk Factors” of Part I to our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and Item 1A, “Risk Factors” of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and this report.

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Condensed Consolidated Balance Sheets
Harman International Industries, Incorporated and Subsidiaries
($000s omitted except share amounts)

	December 31,	June 30,
	2007	2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$159,275	106,141
Receivables (less allowance for doubtful accounts of $7,545 at December 31, 2007 and $6,040 at June 30, 2007)	540,641	486,557
Inventories	435,324	453,156
Other current assets	191,107	187,299
Total current assets	1,326,347	1,233,153

Property, plant and equipment, net	611,139	591,976
Goodwill	421,898	403,749
Other assets	290,725	279,990
Total assets	$2,650,109	2,508,868

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$ ---	1,838
Current portion of long-term debt	587	17,029
Accounts payable	279,150	356,763
Accrued liabilities	401,543	440,351
Total current liabilities	681,280	815,981

Borrowings under revolving credit facility	177,950	55,000
Convertible senior notes	400,000	---
Other senior debt	2,504	2,661
Minority interest	(509)	878
Other non-current liabilities	150,198	140,307
Shareholders’ equity
Preferred stock, $.01 par value. Authorized 5,000,000 shares; none issued and outstanding	---	---
Common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 83,509,323 at December 31, 2007 and 83,436,983 at June 30, 2007	835	834
Additional paid-in capital	609,131	595,853
Accumulated other comprehensive income (loss):
Unrealized loss on hedging derivatives	(3,068)	(510)
Pension benefits	(15,791)	(15,778)
Cumulative foreign currency translation adjustment	147,647	98,479
Retained earnings	1,539,827	1,454,771
Less common stock held in treasury (22,973,631 shares at December 31, 2007 and 18,198,082 at June 30, 2007)	(1,039,895)	(639,608)
Total shareholders’ equity	1,238,686	1,494,041
Total liabilities and shareholders’ equity	$2,650,109	2,508,868

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations
Harman International Industries, Incorporated and Subsidiaries
(000s omitted except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2007	2006	2007	2006

Net sales	$1,065,610	931,717	2,012,572	1,757,260
Cost of sales	764,486	612,079	1,446,873	1,150,333
Gross profit	301,124	319,638	565,699	606,927

Selling, general and administrative expenses	240,285	203,918	463,419	404,289
Operating income	60,839	115,720	102,280	202,638

Other expenses:
Interest expense, net	2,907	498	4,317	637
Miscellaneous, net	982	484	1,653	1,345

Income before income taxes and minority interest	56,950	114,738	96,310	200,656

Income tax expense, net	14,596	33,839	18,253	63,474
Minority interest	(526)	(490)	(1,352)	(815)

Net income	$42,880	81,389	79,409	137,997

Basic earnings per share	$0.69	1.25	1.25	2.11
Diluted earnings per share	$0.68	1.22	1.23	2.07

Weighted average shares outstanding – basic	62,051	65,285	63,646	65,401
Weighted average shares outstanding – diluted	62,882	66,525	64,623	66,592

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
Harman International Industries, Incorporated and Subsidiaries
($000s omitted)
(Unaudited)

	Six months ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net income	$79,409	137,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,904	61,497
Loss on disposition of assets	393	1,607
Stock option expense	11,604	8,276
Excess tax benefits from share-based payment arrangements	(1,454)	---
Changes in working capital, net of acquisition/disposition effects:
Decrease (increase) in:
Receivables	(28,554)	(23,003)
Inventories	38,538	(101,579)
Other current assets	(961)	(12,025)
Increase (decrease) in:
Accounts payable	(90,957)	(32,370)
Accrued liabilities	37,627	(22,539)
Income taxes payable	(90,760)	22,899
Other operating activities	(769)	7,198
Net cash provided by operating activities	$26,020	47,958
Cash flows from investing activities:
Contingent purchase price consideration	$(6,475)	(4,525)
Proceeds from asset dispositions	334	1,027
Capital expenditures	(62,173)	(39,447)
Other items, net	(1,346)	(481)
Net cash used in investing activities	$(69,660)	(43,426)
Cash flows from financing activities:
Net (decrease) increase in short-term borrowings	$(1,838)	2,266
Net borrowings (repayments) under revolving credit facility	117,066	(44,065)
Repayment of long-term debt	(16,486)	(13,168)
Proceeds from issuance of convertible debt	400,000	---
Other increase (decrease) in long-term debt	(1,709)	(3,985)
Repurchase of common stock	(400,287)	(73,023)
Dividends paid to shareholders	(1,572)	(1,635)
Exercise of stock options	1,675	5,414
Debt issuance costs	(4,750)	---
Excess tax benefits from share-based payment arrangements	1,454	---
Net cash provided by (used in) financing activities	$93,553	(128,196)
Effect of exchange rate changes on cash	3,221	3,014
Net increase (decrease) in cash and cash equivalents	$53,134	(120,650)
Cash and cash equivalents at beginning of period	106,141	291,758
Cash and cash equivalents at end of period	$159,275	171,108
Supplemental disclosure of cash flow information:
Interest paid	$3,887	2,395
Income taxes paid	90,223	40,648

See accompanying notes to condensed consolidated financial statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

Our unaudited, condensed consolidated financial statements at December 31, 2007 and for the three and six months ended December 31, 2007 and 2006, have been prepared pursuant to rules and regulations of the Securities and Exchange Commission.  These unaudited condensed consolidated financial statements do not include all information and footnote disclosures included in our audited financial statements.  In the opinion of management, the accompanying unaudited, condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows for the periods presented.  Operating results for the three and six months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2008 due to seasonal, economic and other factors.

Where necessary, information for prior periods has been reclassified to conform to the consolidated financial statement presentation for the corresponding periods in the current fiscal year.

The methods, estimates and judgments we use in applying our accounting policies in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) have a significant impact on the results we report in our financial statements.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  The estimates affect the carrying values of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.

These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Note 2.  Inventories

Inventories consist of the following:

	December 31,	June 30,
($000s omitted)	2007	2007
Finished goods	$213,032	235,736
Work in process	56,590	52,682
Raw materials	165,702	164,738
Total	$435,324	453,156

Inventories are stated at the lower of cost or market.  Cost is determined principally by the first-in, first-out method.  The valuation of inventory requires us to make judgments and estimates regarding obsolete, damaged or excess inventory as well as current and future demand for our products.  The estimates of future demand along with analysis of usage data that we use in the valuation of inventory are the basis for our inventory reserves and have an effect on our results of operations.  We calculate inventory reserves using a combination of specific product valuation analysis, historical usage data, forecast demand data, estimated future market prices and historical disposal rates.  If market conditions decline in excess of our estimates, incremental reserves are recorded.  Specific product valuation analysis is typically applied to those items of inventory that represent a substantial portion of the total value of inventory on-hand.   Valuation reserve requirements are calculated using either historical or forecast usage to identify slow-moving or obsolete items.

Note 3.  Property, Plant and Equipment

Property, plant and equipment are composed of the following:

	December 31,	June 30,
($000s omitted)	2007	2007
Land	$13,879	14,738
Buildings and improvements	280,611	269,968
Machinery and equipment	998,514	905,293
Furniture and fixtures	45,153	41,386
	1,338,157	1,231,385
Less accumulated depreciation and amortization	(727,018)	(639,409)
Property, plant and equipment, net	$611,139	591,976

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

Details of the estimated warranty liabilities are as follows:

	Six months ended
	December 31,
($000s omitted)	2007	2006
Beginning balance (June 30)	$48,148	60,768
Warranty provisions	38,330	29,506
Warranty payments (cash or in-kind)	(15,217)	(21,320)
Ending balance	$71,261	68,954

The warranty liabilities are included in accrued liabilities.

Note 5. Revenue Recognition

We record estimated reductions to revenue for customer sales programs, returns and incentive offerings including rebates, price protection, promotions and volume-based incentives.  The reductions to revenue are based on estimates and judgements using historical experience and expectation of future conditions.  Changes in these estimates could negatively affect our operating results.  These incentives are accrued for in accordance with U.S. GAAP and reviewed periodically.  If market conditions were to decline, we may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

Note 6.  Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended		Six months ended
	December 31,		December 31,
($000s omitted)	2007	2006	2007	2006
Net income	$42,880	81,389	79,409	137,997
Other comprehensive income (loss):
Foreign currency translation	12,521	24,527	49,168	18,615
Unrealized gains (losses) on hedging	722	(82)	(2,558)	1,356
Change in pension benefits	(4)	(20)	(13)	(16)
Total comprehensive income	$56,119	105,814	126,006	157,952

The components of accumulated other comprehensive income (loss) as of December 31, 2007 and June 30, 2007 and the activity for the six months ended December 31, 2007 are presented below:

			Cumulative
	Unrealized		foreign	Accumulated
	loss		currency	other
	on hedging	Pension	translation	comprehensive
($000s omitted)	derivatives	benefits	adjustment	income (loss)
June 30, 2007	$(510)	(15,778)	98,479	82,191
Foreign currency translation adjustments	---	---	49,168	49,168
Change in fair value of foreign currency cash flow hedges	(2,558)	---	---	(2,558)
Change in pension benefits	---	(13)	---	(13)
December 31, 2007	$(3,068)	(15,791)	147,647	128,788

Note 7.  Earnings Per Share

The following table presents the calculation of basic and diluted earnings per common share outstanding:

	Three months ended December 31,
(000s omitted except per share amounts)	2007		2006
	Basic	Diluted	Basic	Diluted
Net income	$42,880	42,880	81,389	81,389

Weighted average shares outstanding	62,051	62,051	65,285	65,285
Employee stock options	---	831	---	1,240
Total weighted average shares outstanding	62,051	62,882	65,285	66,525

Earnings per share	$0.69	0.68	1.25	1.22

	Six months ended December 31,
(000s omitted except per share amounts)	2007		2006
	Basic	Diluted	Basic	Diluted
Net income	$79,409	79,409	137,997	137,997

Weighted average shares outstanding	63,646	63,646	65,401	65,401
Employee stock options	---	977	---	1,191
Total weighted average shares outstanding	63,646	64,623	65,401	66,592

Earnings per share	$1.25	1.23	2.11	2.07

Certain options were outstanding and not included in the computation of diluted earnings per share because the assumed exercise of these options would have been antidilutive.  Options to purchase 1,794,723 shares of our common stock with exercise prices ranging from $73.53 to $126.94 per share during the quarter ended December 31, 2007 and options to purchase 557,175 shares of our common stock at prices ranging from $78.00 to $126.94 per share during the quarter ended December 31, 2006, were outstanding and not included in the computation of diluted earnings per share because the exercise of these options would have been antidilutive.

Options to purchase 1,091,031 shares of our common stock at prices ranging from $73.53 to $126.94 per share during the six months ended December 31, 2007 and options to purchase 1,115,802 shares of common stock at prices ranging from $75.22 to $126.94 per share during the six months ended December 31, 2006, were outstanding and not included in the computation of diluted earnings per share because the exercise of these options would have been antidilutive.

The conversion feature of our 1.25 percent Convertible Senior Notes due 2012 (the “Notes”) will affect the calculation of diluted earnings per share if the price of our common stock exceeds the conversion price of the Notes.  The initial conversion price of the Notes was $104 per share and is subject to adjustment in specified circumstances described in the indenture for the Notes.  Upon conversion, a holder will receive an amount in cash equal to the lesser of $1,000 or the conversion value of the Notes, determined in the manner set forth in the indenture for the Notes.  If the conversion value exceeds $1,000, we will deliver, at our option, cash or common stock or a combination of cash and common stock for the conversion value in excess of $1,000.  The conversion option is indexed to our common stock and therefore is classified as equity.  As a result, the conversion option will not result in an adjustment to net income in calculating diluted earnings per share.  The dilutive effect of the conversion option will be calculated using the treasury stock method.  Accordingly, conversion settlement shares will be included in diluted shares outstanding if the price of our common stock exceeds the conversion price.

Note 8. Convertible Senior Notes

On October 23, 2007, we issued $400 million aggregate principal amount of the Notes.  The Notes are convertible into cash, and at our option, if applicable, shares of our common stock, based on a conversion rate of 9.6154 shares of common stock per $1,000 principal amount of Notes.  The conversion rate is subject to adjustment in specified circumstances described in the indenture for the Notes.  The indenture for the Notes contains a settlement provision commonly referred to as a “net share settlement.”  Net settlement provisions are currently under review by the Financial Accounting Standards Board (“FASB”).  If the FASB adopts the proposed new accounting standard, we would incur higher interest expense and thus lower earnings per share.

The Notes are convertible:

•
during any calendar quarter commencing after December 31, 2007, if the closing price of our common stock exceeds 130% of the conversion price for at least 20 trading days in the period of 30 consecutive tradings days ending on the last trading day of the preceding calendar quarter;

•
during the five business day period immediately after any five day trading period in which the trading price per $1,000 principal amount of the Notes for each day of the trading period was less than 98% of the product of (1) the closing price of our common stock on such date and (2) the conversion rate on such date;

•	upon the occurrence of specified corporate transactions that are described in the indenture for the Notes; or

•	at any time after June 30, 2012 until the close of business on the business day immediately prior to October 15, 2012.

Upon conversion, a holder will receive in respect of each $1,000 of principal amount of Notes to be converted for each conversion day in the 20-day conversion reference period one twentieth of (A) an amount in cash equal to the lesser of (1) $1,000 or (2) the conversion value, determined in the manner set forth in the indenture for the Notes and (B) if the conversion value per Note exceeds $1,000, the Company will also deliver, at its election, cash or common stock or a combination of cash and common stock for the conversion value in excess of $1,000.

Debt issuance costs of $4.8 million were capitalized and will be amortized over the term of the Notes.

On October 23, 2007, we entered into a Registration Rights Agreement requiring us to register the Notes and the shares contingently issuable upon conversion of the Notes no later than October 23, 2008.  We are required to keep the registration statement effective until the earlier of (A) such time as the Notes and the shares contingently issuable under the Notes (1) are sold under an effective registration statement or Rule 144 of the Securities Act of 1933, (2) are transferable under Rule 144(k) more than two years following October 23, 2007, (3) cease to be outstanding or (B) five years and three months following October 23, 2007.  In the event of non-compliance with this agreement, additional interest will accrue on the Notes at the rate per annum of 0.25%.  The maximum exposure to us under this commitment is therefore four years and three months of interest on $400 million at the rate of 0.25% per annum, or $4.25 million.

The Company does not believe that it is probable that we will fail to comply with the Registration Rights Agreement.  Therefore, no liability has been recorded for the additional interest that may be required in the event of non-compliance.

Note 9.  Share-Based Compensation

On December 31, 2007, we had one share-based compensation plan with shares available for future grants, the 2002 Stock Option and Incentive Plan (the “2002 Plan”). The 2002 Plan permits the grant of stock options, stock appreciation rights, restricted stock and restricted stock units for up to 6,000,000 shares of our common stock.  During the six monthsended December 31, 2007, options to purchase 265,000 shares of our common stock and 15,000 shares of restricted stock were granted under the 2002 Plan.  In addition, during the six months ended December 31, 2007, 49,579 shares of restricted stock and 32,291 restricted stock units were granted outside of the 2002 Plan.  The 32,291 restricted stock units are required to be settled in cash.  As such, the restricted stock units were excluded from share-based compensation expense,accounted for as bonus compensationandaccrue ratably over the period of service.

Share-based compensation expense was $6.7 million and $4.6 million for the quarters ended December 31, 2007 and 2006, respectively, and $11.6million and $8.3 million for the six months ended December 31, 2007 and 2006, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1.4 million for the quarters ended December 31, 2007 and 2006 and $2.7 million and $2.5 million for the six months ended December 31, 2007 and 2006, respectively.

Fair Value Determination

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions noted in the following table:

	Six months ended December 31,
	2007	2006
Expected volatility	35.1% – 41.0%	35.0 – 42.0%
Weighted-average volatility	37.5%	39.2%
Expected annual dividend	$0.05	$0.05
Expected term (in years)	1.69 – 6.71	1.55 – 7.69
Risk-free rate	3.3% – 5.0%	4.4 – 5.0%

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

Stock Option Activity

A summary of option activity under our stock option plans as of December 31, 2007 and changes during the six months ended December 31, 2007 is presented below:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($000s)

Outstanding at June 30, 2007	3,214,238	$61.11
Granted	265,000	95.88
Exercised	(76,550)	26.40
Forfeited or expired	(12,900)	90.85
Outstanding at December 31, 2007	3,389,788	64.50	6.24	$72,398
Exercisable at December 31, 2007	1,835,138	$38.18	4.42	$71,297

The weighted-average grant-date fair value of options granted during the quarters ended December 31, 2007 and 2006 was $30.66 and $37.01, respectively. The weighted-average grant-date fair value of options granted during the six months ended December 31, 2007 and 2006 was $36.10 and $34.99, respectively. The total intrinsic value of options exercised during the quarters ended December 31, 2007 and 2006 was $4.0 million and $12.2 million, respectively. The total intrinsic value of options exercised during the six months ended December 31, 2007 and 2006 was $4.5 million and $15.3 million, respectively.

Restricted Stock Activity

A summary of the status of our nonvested shares of restricted stock as of December 31, 2007 and changes during the six months ended December 31, 2007 is presented below:

		Weighted average
		grant-date
	Shares	fair value

Nonvested at June 30, 2007	12,000	$82.00
Granted	64,579	116.65
Vested	---	---
Forfeited	---	---
Nonvested at December 31, 2007	76,579	$111.22

As of December 31, 2007, there was $1.8 million of total unrecognized compensation cost related to nonvested restricted stock-based compensation arrangements. The weighted average recognition period is 1.85 years.

Restricted Stock Unit Activity

During the six months ended December 31, 2006, 25,000 restricted stock units were granted with a zero-value exercise price.  At December 31, 2007, the aggregate intrinsic value of the restricted stock unit grant was $1.8 million. As of December 31, 2007, there was $0.3 million of total unrecognized compensation cost related to restricted stock unit compensation arrangements. The weighted average recognition period is 1.75 years.  Other than 32,291 restricted stock units that are required to be settled in cash, no restricted stock unitswere granted, vested or exercisable in the six months ended December 31, 2007.

Note 10.  Business Segment Data

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

Our Automotive segment designs, manufactures and markets audio, electronic and infotainment systems for vehicle applications primarily to be installed as original equipment by automotive manufacturers.  Our automotive products and systems are marketed worldwide under brand names including JBL, Infinity, Harman/Kardon, Becker, Logic 7 and Mark Levinson.  Our premium branded audio, video, navigation and infotainment systems are offered to automobile manufacturers through engineering and supply agreements.  Automotive also provides aftermarket products such as personal navigation devices (“PNDs”).  See Note 15, Significant Customers.

Our Consumer segment designs, manufactures and markets audio, loudspeaker and electronic systems for home, computer and multimedia applications and aftermarket mobile products.  Our Consumer products and systems are marketed worldwide under brand names including JBL, Infinity, Harman/Kardon, Lexicon, Mark Levinson and Revel.  Our audio and electronic products are offered through audio/video specialty and retail chain stores.  Our branded audio products for computer and multimedia applications are focused on retail customers with products designed to enhance sound for computers, Apple’s iPods and other music control players.  Our aftermarket mobile products, such as iPod adaptors, speakers and amplifiers, deliver audio entertainment in the vehicle.  Additionally, aftermarket mobile products include PNDs that provide GPS navigation, video and other infotainment capabilities.

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

The following table reports net sales and operating income (loss) by each reporting segment:

	Three months ended		Six months ended
	December 31,		December 31,
($000s omitted)	2007	2006	2007	2006
Net sales:
Automotive	$730,233	632,303	1,412,536	1,233,301
Consumer	183,752	163,011	303,190	256,137
Professional	151,625	136,403	296,846	267,822
Total	$1,065,610	931,717	2,012,572	1,757,260

Operating income (loss):
Automotive	$36,297	92,408	82,276	182,576
Consumer	17,434	14,701	14,341	10,252
Professional	23,044	20,098	43,432	37,173
Other	(15,936)	(11,487)	(37,769)	(27,363)
Total	$60,839	115,720	102,280	202,638

Other operating loss is comprised of activity related to our corporate operations, net of reporting segment allocations.

Note 11.  Derivatives

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

Changes in the fair value of the derivatives are effective in offsetting changes in the cash flows of the hedged items because the amounts and the maturities of the derivatives approximate those of the forecasted exposures.  Any ineffective portion of the derivative is recognized in current earnings to the same income statement line item in which the foreign currency gain or loss on the underlying hedged transactions is recorded.  When it has been determined that a hedge has become ineffective, the ineffective portion of the hedge is recorded in current earnings.  For the three and six months ending December 31, 2007 and 2006 we recognized no ineffectiveness.

We elected to exclude forward points from the effectiveness assessment.  At the end of the period we calculate the fair value relating to the change in forward points which is recorded to current earnings as other non-operating income.  For the three and six months ended December 31, 2007, we recognized $0.1 million and $0.6 million, respectively, in net gains related to the change in forward points.

At December 31, 2007, we had forward contracts maturing through June 2008 to sell Euros and buy U.S. Dollars of approximately $32 million, and through June 2008 to buy Canadian dollars and sell U.S. Dollars of approximately $10.6 million, in each case to hedge future foreign currency purchases.  At December 31, 2007, the amount associated with these hedges that is expected to be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months is a loss of approximately $3.0 million.  This amount also represents the fair market value of foreign currency forward contracts at December 31, 2007.  In the six months ended December 31, 2007, we recognized a net loss of $1.8 million from cash flow hedges of forecasted foreign currency transactions compared to $1.7 million in net losses in the same period last year.

As of December 31, 2007, we had forward contracts maturing through March 2008 to purchase and sell the equivalent of $76.7 million of various currencies to hedge foreign currency denominated inter-company loans. At December 31, 2007, the fair value on these contracts was a net gain of $2.1 million.  Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans in other non-operating income.

In February 2007 we entered into an interest rate swap contract to effectively convert interest on an operating lease from a variable rate to a fixed rate.  The objective of the swap is to offset changes in rent expenses caused by interest rate fluctuations.  The interest rate swap is designated as a cash flow hedge.  At the end of each reporting period, the discounted fair value of the swap is calculated and recorded to other comprehensive income.  The accrued but unpaid net interest on the swap is recorded in rent expense, which is included in selling, general and administrative expenses in our consolidated statement of operations.  Changes in the fair value of the interest rate swap are highly effective in offsetting changes in the hedged item.  Effectiveness is tested using a hypothetical swap that replicates the actual cash flows of the interest portion of rent expense regressed against the interest rate swap.  If the calculated correlation factor shows a high degree of correlation, the interest rate swap is deemed to be highly effective.  If the hedge is determined to be ineffective, the ineffective portion will be reclassified from other comprehensive income and recorded as rent expense.  For the three and six months ended December 31, 2007, we recognized no ineffectiveness.

As of December 31, 2007, the notional amount of the swap contract described above was $28.9 million and the amount recorded in other comprehensive income was a gain of $0.4 million.  The amount associated with the swap contract that is expected to be recorded as rent expense over the next twelve months is a gain of $0.1 million.

Note 12.  Commitments and Contingencies

Helen Rodgers Living Trust v. Harman International Industries, Incorporated, et al.

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

Thereafter, on September 4, 2007, Plaintiff was granted leave to file a second amended complaint.  The second amended complaint narrowed Plaintiff’s claims by eliminating, among other things, most of its disclosure claims and allegations relating to “underwater” options.  Defendants answered Plaintiff’s second amended complaint on September 21, 2007, denying Plaintiff’s claims for breach of fiduciary duty and disclosure deficiencies.

On January 3, 2008, Plaintiff moved to voluntarily dismiss its claims.  The Court granted the dismissal motion on January 9, 2008 and dismissed Plaintiff’s claims in their entirety.

Cheolan Kim v. Harman International Industries, Incorporated, et al.

On October 1, 2007, a purported class action lawsuit was filed by Cheolan Kim (the “Kim Plaintiff”) against the Company and certain of its officers in the United States District Court for the District of Columbia seeking compensatory damages and costs on behalf of all persons who purchased the Company’s common stock between April 26, 2007 and September 24, 2007 (the “Class Period”).  The original complaint purported to allege claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

The complaint alleged that defendants omitted to disclose material adverse facts about the Company’s financial condition and business prospects.  The complaint contended that had these facts not been concealed at the time the merger agreement with KKR and GSCP was entered, there would not have been a merger agreement, or it would have been at a much lower price, and the price of the Company’s common stock therefore would not have been artificially inflated during the Class Period.  The Kim Plaintiff alleged that, following the reports that the proposed merger was not going to be completed, the price of the Company’s common stock declined causing the plaintiff class significant losses.

On January 16, 2008, the Kim Plaintiff filed an amended complaint.  The amended complaint, which extends the Class Period through January 11, 2008 contends that, in addition to the violations alleged in the original complaint, the Company also violated Sections 10(b) and 20(a) and Rule 10b-5 by purportedly knowingly failing to disclose “significant problems” relating to its personal navigation device (“PND”) “sales forecasts, production, pricing, and inventory” prior to January 14, 2008.  The amended complaint claims that when “Defendants revealed for the first time on January 14, 2008 that shifts in PND sales would adversely impact earnings per share by more than $1.00 per share in fiscal 2008,” that led to a further decline in the Company’s share value and additional losses to the plaintiff class.

We believe the lawsuit, which is still in its earliest stages, is without merit and we intend to vigorously defend against it.

Boca Raton General Employees’ Pension Plan v. Harman International Industries, Incorporated, et al.

On November 30, 2007, the Boca Raton General Employees’ Pension Plan  (the “Boca Raton Plaintiff”) filed a purported class action lawsuit against the Company and certain of its officers in the United States District Court for the District of Columbia seeking compensatory damages and costs on behalf of all persons who purchased the Company’s common stock between April 26, 2007 and September 24, 2007.  The allegations in the Boca Raton complaint are essentially identical to the allegations in the original Kim complaint, and like the original Kim complaint, the Boca Raton complaint alleges claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

We believe the lawsuit, which is still in its earliest stages, is without merit and we intend to vigorously defend against it.

Patrick Russell v. Harman International Industries, Incorporated, et al.

Patrick Russell (the “Russell Plaintiff”) filed a purported class action lawsuit in the United States District Court for the District of Columbia against the Company and certain of its officers and directors on December 7, 2007, alleging violations of the Employee Retirement Income Security Act (“ERISA”) and seeking, on behalf of all participants in and beneficiaries of the Harman International Industries, Incorporated Retirement Savings Plan (“the Plan”), compensatory damages for losses to the Plan as well as injunctive relief, constructive trust, restitution, and other monetary relief.  The complaint alleges that from April 26, 2007 to the present, defendants failed to prudently and loyally manage the Plan’s assets, thereby breaching their fiduciary duties in violation of ERISA, by causing the Plan to invest in Company stock notwithstanding that the stock allegedly was “no longer a prudent investment for the Participants’ retirement savings.”  The complaint further claims that, during the Class Period, defendants failed to monitor the Plan fiduciaries, and failed to provide the Plan fiduciaries with, and to disclose to Plan participants, adverse facts regarding the Company and its businesses and prospects.  The Russell Plaintiff also contends that defendants breached their duties to avoid conflicts of interest and to serve the interests of participants in and beneficiaries of the Plan with undivided loyalty.  As a result of these alleged fiduciary breaches, the complaint asserts that the Plan has “suffered substantial losses, resulting in the depletion of millions of dollars of the retirement savings and anticipated retirement income of the Plan’s Participants.”

We believe the lawsuit, which is still in its earliest stages, is without merit and we intend to vigorously defend against it.

Siemens vs. Harman Becker Automotive Systems GmbH.

In October 2006 Harman Becker received notice of a complaint filed by Siemens AG against it with the Regional Court in Düsseldorf in August 2006 alleging that certain of Harman Becker infotainment products including both radio receiver and Bluetooth hands free telephony functionality, infringe upon a patent owned by Siemens.  In November 2006 Harman Becker filed suit with the German patent office in Munich to nullify the claims of this patent.

On September 18, 2007 the court of first instance in Düsseldorf ruled that the patent in question had been infringed and ordered Harman Becker to cease selling the products in question in Germany, and to compile and submit data to Siemens concerning its prior sales of such products.  Harman Becker has appealed that ruling.

Despite the pending nullity proceedings, Siemens AG provisionally enforced the ruling against Harman Becker. Accordingly, Harman Becker ceased selling aftermarket products covered by the patent in Germany, and has submitted the required data to Siemens AG.

In June 2008 a hearing is scheduled in the German Federal Patent Court with respect to Harman Becker’s lawsuit seeking to nullify the claims of the patent in question.  The Company believes Siemens’ patent is invalid on several grounds, and anticipates that the German Patent Court should nullify its claims totally or in part.  In either instance the ruling of the court of first instance as to Harman Becker’s infringement would become void, and Siemens may in addition be required to compensate Harman Becker for damages suffered as a result of it ceasing to sell the products enjoined by the Düsseldorf court’s order.

We intend vigorously to defend the infringement lawsuit which we believe is without merit, and to prosecute the nullity action.

While the outcome of any of the legal proceedings described above cannot at this time be predicted with certainty, we do not expect these matters will materially affect our financial condition or results of operations.

Other Legal Actions

At December 31, 2007, we were involved in several other legal actions.  The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial position or results of operations.  In fiscal 2005, we recorded a $6 million liability for probable unasserted claims.  We believe the relevant statutes of limitation have expired, and the probability of the claim is now remote.  Therefore, the reserve for this claim was released during the second quarter ended December 31, 2007.

Accelerated Share Repurchase

At December 31, 2007, our Board of Directors had authorized the repurchase of an initial amount of 4,775,549 shares of common stock, under separate accelerated share repurchase (“ASR”) agreements with two financial institutions, having a market value of approximately $400 million at the time of entry into the ASRs and up to an additional 20 million shares of common stock under our share repurchase program.  The purchase price of the shares under the ASR agreements is subject to adjustment scheduled for late February 2008.  As a result of the settlements, we may receive or be required to remit a price adjustment, payable at our option, in cash or stock.  Any price adjustment will be based on the volume weighted average price of our common stock during the respective terms of the ASR agreements.  Through December 31, 2007, we had acquired and placed in treasury a total of 22,973,631 shares of our common stock at a total cost of $1.040 billion.  See Note 17, Accelerated Share Repurchase.

Note 13.  Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes.  It also prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement for a tax position taken or expected to be taken in a tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We adopted the provisions of FIN 48 on July 1, 2007.  See Note 16, Income Taxes to review the effect of adoption on our consolidated financial statements.

In May 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”) which amends FIN 48, to provide guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  Under FSP FIN 48-1, a tax position is considered to be effectively settled if the taxing authority completed its examination, the enterprise does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future.  We adopted the provisions of FSP FIN 48-1 on July 1, 2007.  See Note 16, Income Taxes to review the effect of adoption on our consolidated financial statements.

The FASB recently issued proposed FSP APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)which would require issuers of convertible debt that may be settled wholly or partly in cash to account for the debt and equity components separately.  The proposed FSP would require separate accounting to be applied retrospectively to both new and existing convertible instruments within the proposal’s scope and would thereby affect our net income and earnings per share.  See Note 8, Convertible Debtfor additional information regarding our recently issued convertible notes.

In December 2007, FASB issued Statement No. 141R, Business Combinations (“SFAS 141R”) which requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at "full fair value."  The Statement applies to all business combinations, including combinations among mutual entities and combinations by contract alone.  Under SFAS 141R, all business combinations will be accounted for by applying the acquisition method.  SFAS 141R is prospectively effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  SFAS 141R will be adopted on July 1, 2009 at the beginning of the 2010 fiscal year.

In December 2007, FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”) which will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity.  SFAS 160 applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements.  SFAS 160 is effective for annual periods beginning on or after December 15, 2008.  SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be recast to classify noncontrolling interests in equity, attribute net income and other comprehensive income to noncontrolling interests, and provide other disclosures required by SFAS 160.  We are currently evaluating the reporting impact of our adoption of SFAS 160 on July 1, 2009 at the beginning of the 2010 fiscal year.

Note 14.  Retirement Benefits

We have certain business units in Europe that maintain defined benefit pension plans for many of our current and former European employees. The coverage provided and the extent to which the retirees’ share in the cost of the program vary by business unit. Generally, plan benefits are based on age, years of service, and average compensation during the final years of service. The measurement date used for determining pension benefits is the last day of our fiscal year-end, June 30.  In the United States, we have a Supplemental Executive Retirement Plan that provides retirement, death and termination benefits, as defined, to certain key executives designated by the Board of Directors.

Our retirement benefits are more fully disclosed in Notes 1 and 12 of our Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

The following table presents the components of net periodic benefit costs:

	Three months ended
($000s omitted)	December 31,
	2007	2006
Service cost	$876	923
Interest cost	1,649	1,274
Amortization of prior service cost	215	182
Amortization of net loss	303	409
Net periodic benefit cost	$3,043	2,788

	Six months ended
($000s omitted)	December 31,
	2007	2006
Service cost	$1,793	1,732
Interest cost	3,237	2,541
Amortization of prior service cost	430	364
Amortization of net loss	606	876
Net periodic benefit cost	$6,066	5,513

During the three and six months ended December 31, 2007, we made an insignificant contribution to the defined benefit pension plans and expect full year contributions to be immaterial.

Note 15.  Significant Customers

Presented below are the percentages of net sales to and receivables due from customers who represent 10 percent or more of our net sales or accounts receivable for the periods presented:

	Net Sales		Accounts Receivable
	Six months ended December 31,		December 31,
	2007	2006	2007	2006
Daimler AG	20%	24%	10%	13%
Other Customers	80	76	90	87
Total	100%	100%	100%	100%

We anticipate that Daimler AG will continue to account for a significant portion of our net sales and accounts receivable for the foreseeable future.  Our automotive customers are not obligated to any long-term purchase of our products.  The loss of Daimler AG as a customer would have a material adverse effect on our total consolidated net sales, earnings and financial position.

Note 16.  Income Taxes

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income.  The projected effective tax rate of 24 percent for 2008 differs from the U.S. statutory rate primarily due to foreign rates, which differ from those in the U.S., the realization of certain business tax credits including R&D, favorable permanent differences between book and tax treatment for items, and the benefit from the conclusion of a tax audit.  This rate is expected to be greater than the full year 2007 effective tax rate of 18.36 percent because the 2007 rate included the recognition of certain federal tax credits.

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

Based on all known facts and circumstances and current tax law, the company believes that the total amount of unrecognized tax benefits as of June 30, 2007 was $31.2 million.  As a result of the implementation of FIN 48, we recognized a $6.9 million reduction to the $31.2 million unrecognized tax benefit due to the fact that certain tax positions were at a more likely than not threshold at July 1, 2007.  This reduction was included as an increase to the July 1, 2007 balance of retained earnings.  Additionally, we effectively settled a German tax audit for fiscal tax years through June 30, 2004.  During the three months ended September 30, 2007, we recognized $5.7 million in previously unrecognized tax benefits due to the effective settlement criteria of FSP FIN 48-1.  For the three months ended December 31, 2007, we did not recognize any unrecorded tax benefits.

The unrecognized tax benefits at July 1, 2007 are tax positions that are permanent in nature and, if recognized, would reduce the effective tax rate.  However, the Company's federal, certain state and certain non-U.S. income tax returns are currently under various stages of audit or potential audit by applicable tax authorities and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.  The material tax jurisdictions for the Company are Germany and the United States.  The tax years subject to examination in Germany are fiscal years 2005 through the current year.  The tax years subject to examination in the United States are fiscal years 2004 through the current year.  Due to provisions allowed in the tax law, we may recognize $3.4 million in unrecognized tax benefits within the next 12 months.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense.  We had $2.5 million accrued at July 1, 2007 for the payment of any such interest and penalties.

Income tax expense for the quarter ended December 31, 2007 was $14.6 million, compared to $33.8 million for the same period last year.  The effective tax rate for the three months ended December 31, 2007 was 25.6 percent, compared to 29.5 percent in the prior year period.  The effective tax rate for the quarter ended December 31, 2007 includes a $1.2 million benefit related to a change in German tax law which lowered the German effective tax rate and a $2.6 million benefit from the previously non-deductible merger cost.  The termination of the merger agreement allowed merger cost to be tax deductible in the second quarter.  For the six months ended December 31, 2007, income tax expense was $18.3 million, compared to $63.5 million for the same period last year.  The effective tax rate for the six months ended December 31, 2007 of 19.0 percent, was lower than the comparable prior period rate of 31.6 percent due to the realization of $5.7 million of previously unrecognized tax benefits resulting from the effective settlement of a German tax audit.  The effective tax rate for the six months ended December 31, 2006 was lower due to a $5.6 million benefit related to a change in German tax law which lowered the German effective tax rate and a $1.1 million benefit from the previously non-deductible merger cost.  The termination of the merger agreement allowed merger cost to be deductible in the second quarter.

Note 17. Accelerated Share Repurchase

On October 30, 2007, we used the proceeds from the issuance and sale of the Notes to repurchase and retire approximately 4.8 million shares of our common stock for a total purchase price of approximately $400 million from two financial institutions, under two separate accelerated share repurchase (“ASR”) agreements.  The 4.8 million shares represented approximately 7 percent of the then-outstanding shares of our common stock.

Each ASR was accounted for as a purchase of shares and a separate net-settled forward contract indexed to our stock.  The forward contract will be settled during the quarter ended March 31, 2008 based on the difference between the volume weighted average price of our common stock over the financial institutions’ open market purchase period and the valuation at the time of the shares purchase.  The open market purchase period represents the period of time over which the financial institutions may purchase shares in the open market to satisfy the borrowings of our common stock they made to execute the share purchase transactions.  Settlement of the forward contract may be in shares or in cash at our option, and we may receive or be required to remit a price adjustment at settlement.

Note 18. Subsequent Events

In the fiscal third quarter, we accelerated the restructuring of our automotive footprint with the decision to close plants in Northridge, California and Martinsville, Indiana.  We also decided to shut down two smaller facilities in Massachusetts serving the Consumer division.  These operations will be integrated with other Harman facilities in California and New York.  Consolidations of additional manufacturing and engineering facilities in Europe and Africa are under review.

These actions are expected to result in restructuring charges of $25 to $30 million in the third quarter and $5 to $10 million in the fourth quarter of fiscal 2008.  About 1,400 jobs will be affected, of which 500 jobs will be eliminated and the balance transferred to other Harman facilities in the United States, Germany, China and Mexico.

We have added several hundred new jobs at our plants in Mexico and China and extensive job training is now being completed.  We have decided to add capacity to our plant in Hungary in order to expand production of audio electronics and speakers.

We are in the final stage of completing our plan to outsource our information technology infrastructure.  This step will blend an outside service provider’s solutions expertise with emerging-country resources to bring us significant gains in both agility and cost.  This initiative will also help us take a close look at alternative resources for project-related software, systems and costs.

Also during the quarter, we decided to consolidate resources from Washington, DC and Northridge, California to our new corporate headquarters in Stamford, Connecticut.  This will accelerate the speed of decision making and improve coordination across key company functions.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q, together with Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended June 30, 2007 (“2007 Form10-K”).  This discussion contains forward-looking statements which are based on our current expectations and experience and our perception of historical trends, current market conditions, including customer acceptance of our new products, current economic data, expected future developments, including foreign currency exchange rates, and other factors that we believe are appropriate under the circumstances.  These statements involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements.

We begin our discussion with an overview of our company to give you an understanding of our business and the markets we serve.  We then discuss our critical accounting policies.  This is followed by a discussion of our results of operations for the three and six months ended December 31, 2007 and 2006.  We include in this discussion an analysis of certain significant period-to-period variances in our consolidated statements of operations.  We also provide specific information regarding our three reportable business segments: Automotive, Consumer and Professional.  Our liquidity, capital resources and cash flows are discussed under the caption Financial Condition.  We complete our discussion with a business outlook for future periods.

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

Automotive designs, manufactures and markets audio, electronic and infotainment systems for vehicle applications.  Our systems are generally shipped directly to our automotive customers for factory installation.  Infotainment systems are a combination of information and entertainment components that may include or control GPS navigation, traffic information, voice-activated telephone and climate control, rear seat entertainment, wireless Internet access, hard disk recording, MP3 playback and a high-end branded audio system.  These systems include scaleable software to allow us to better serve a full range of vehicles from luxury through the entry-level vehicles.  Future infotainment systems may also provide driver safety capabilities such as lane guidance, pre-crash emergency braking, adaptive cruise control and night vision.  Automotive also provides aftermarket products such as personal navigation devices (“PNDs”) to customers primarily in Europe.  Our PNDs leverage many of the successful technologies developed by our Automotive segment.

Consumer designs, manufactures and markets audio, loudspeaker and electronic systems for home, computer and multimedia applications and aftermarket mobile products.  Home product applications include systems to provide high-quality audio throughout the home and to enhance in-home video systems such as home theatres.  Our aftermarket mobile products, such as iPod adaptors, speakers and amplifiers, deliver audio entertainment in the vehicle.  Additionally, aftermarket mobile products include PNDs that provide GPS navigation, video and other infotainment capabilities.  Our multimedia applications include loudspeaker accessories for personal computers, music phones, and portable electronic devices such as the iPod and other MP3 players.  Our consumer products are primarily distributed through retail outlets.

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

Each of our three business segments reported sales growth for the second quarter.  Although we continue to increase net sales across all divisions, our PNDs continue to experience aggressive pricing pressure.  We are accelerating a number of strategic actions to improve our cost structure and global footprint.

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

Summary of Operations

Sales

Our net sales for the quarter ended December 31, 2007 were $1.066 billion compared to $931.7 million in the same period last year, an increase of 14 percent.  For the six months ended December 31, 2007, net sales were $2.013 billion compared to net sales of $1.757 billion in the same period last year, an increase of 15 percent.  Foreign currency translation contributed approximately $75 million and $117 million, respectively, to the sales increase for the three and six months ended December 31, 2007.  For the three and six months ended December 31, 2007, each of our three business segments reported higher sales when compared to the prior year period.  For the three and six months ended December 31, 2007, the increase in net sales was primarily due to increased shipments of infotainment systems to automotive customers and higher sales of consumer and professional products to major distributors.

Presented below is a summary of our net sales by reporting segment:

($000s omitted)	Three months ended December 31,				Six months ended December 31,
	2007	%	2006	%	2007	%	2006	%
Net sales:
Automotive	$730,233	69%	632,303	68%	$1,412,536	70%	1,233,301	70%
Consumer	183,752	17%	163,011	17%	303,190	15%	256,137	15%
Professional	151,625	14%	136,403	15%	296,846	15%	267,822	15%
Total	$1,065,610	100%	931,717	100%	$2,012,572	100%	1,757,260	100%

Automotive - Net sales for the quarter ended December 31, 2007 increased $97.9 million, or 15 percent compared to the same period last year.  Foreign currency translation contributed approximately $61 million to the increase in sales.  Because a significant percentage of our automotive sales are to customers in Europe, our automotive segment incurs most of our foreign currency translation exposure.  Higher sales to Chrysler to support the MyGig ramp up, the roll-out of next generation mid-level infotainment systems to BMW and the extension of our MultiMedia Interface infotainment system for the Audi A4 and A5 were primary factors contributing to automotive increased sales.  Sales were higher to Porsche due to higher vehicle production for the Cayenne. Higher sales of audio systems to Toyota/Lexus were due to increased production to support launches of the new Tundra, Highlander and Sequoia.  For the quarter ended December 31, 2007, the increase in automotive sales was partially offset by lower aftermarket sales of PNDs due to aggressive price reductions, the delay of new products and the sale of older products at substantial discounts.  Sales to Daimler were also lower due to reduced vehicle production for the E-Class, M-Class and R-Class vehicles.

Net sales for the six months ended December 31, 2007 increased $179.2 million, or 15 percent compared to the same period last year.  Foreign currency translation contributed approximately $97 million to the increase in sales.  The primary contributors were strong sales of our MyGig infotainment systems to Chrysler and higher sales of infotainment systems to Audi for the ramp-up of the Audi A4 and A5.  Sales to BMW also contributed to the increase in sales due to higher production for the 3-Series.  Sales of audio systems to Toyota/Lexus were also higher due to the launch of the new Toyota Camry.  Sales to Porsche and Hyundai were also higher than the prior year period. These sales increases were partially offset by lower infotainment system sales to Daimler due to lower vehicle production for the E-Class and C-Class vehicles and lower aftermarket sales of PNDs due to aggressive price reductions in the market.

Consumer - Net sales for the quarter ended December 31, 2007 increased $20.7 million, or 13 percent, compared to the same period last year.  Foreign currency translation contributed approximately $11 million to the increase in sales compared to the prior year period.  The increase in net sales was primarily due to higher international multimedia sales of iPod docking products and higher sales of Harman/Kardon home electronic products. These sales increases were partially offset by lower sales of Infinity loudspeakers in North America.

Net sales for the six months ended December 31, 2007 increased $47.1 million, or 18 percent, compared to the same period last year.  Foreign currency translation contributed approximately $15 million to sales compared to the prior year period.  The sales increase was primarily due to higher sales in North America and Europe.  Sales were higher in Europe due to multimedia sales of the JBL OnStage and OnTime products and higher sales of Harman Kardon electronics.  North American sales were higher due to increased sales of Harman/Kardon electronics to a major retailer and higher mobile sales.

Professional - Net sales for the quarter ended December 31, 2007 increased $15.2 million, or 11 percent, compared to the same period last year.  Foreign currency translation contributed approximately $3 million to the increase in sales compared to the prior year.  The increase in sales compared to the same period last year was primarily due to strong sales at JBL Professional and Harman Music Group in North America.  Soundcraft/Studer also contributed to the increase in sales with higher sales of touring and installed sound and AKG contributed to the increase with higher sales of headphones.

Net sales for the six months ended December 31, 2007 increased $29.0 million, or 11 percent, compared to the same period last year.  Foreign currency translation contributed approximately $5 million to the increase in sales compared to the prior year.  Professional sales increased due to higher sales of JBL Professional products including PRX, VRX and Control Contractor series.  Sales at AKG were higher due to strong sales of headphones and studio products.  In addition, sales of our Soundcraft/Studer products increased due to higher sales to China associated with the upcoming Olympics.

Gross Profit

Gross profit as a percentage of net sales decreased 6.0 percentage points to 28.3 percent for the quarter ended December 31, 2007 compared to 34.3 percent of sales in the same period last quarter.  Gross profit as a percentage of net sales decreased 6.4 percentage points to 28.1 percent for the six months ended December 31, 2007 compared to 34.5 percent of sales in the same period in the prior year period.  The decrease in gross profit margin is primarily due to substantially reduced margins on PNDs, product mix change, including higher sales of lower margin infotainment systems for mid-level vehicles and higher than expected material costs.  The reduction of the PND margin is the result of three primary factors: a significant decline in average market prices, delayed introductions and lower volumes of new generation products and the inventory clearance of prior generation models at a loss.  Higher sales of lower margin infotainment systems and higher than expected material costs are both exemplified in our infotainment program with Chrysler.  This infotainment program award included the supply of both a high- and a mid-level system.  While the Chrysler infotainment program as a whole is slightly profitable, the mid-level system is not.  Design engineering capacity was not available to work on cost reduction initiatives for the mid-level system as we had expected due to our unprecedented number of new platform launches scheduled during 2008 and 2009.

Presented below is a summary of our gross profit by reporting segment:

($000s omitted)	Three months ended December 31,				Six months ended December 31,
	2007	Percent of net sales	2006	Percent of net sales	2007	Percent of net sales	2006	Percent of net sales
Gross Profit:
Automotive	$193,700	26.5%	225,420	35.7%	$375,536	26.6%	440,160	35.7%
Consumer	48,534	26.4%	43,036	26.4%	76,641	25.3%	66,543	26.0%
Professional	60,140	39.7%	52,432	38.4%	116,022	39.1%	102,724	38.4%
Other	(1,250)	---	(1,250)	---	(2,500)	---	(2,500)	---
Total	$301,124	28.3%	319,638	34.3%	$565,699	28.1%	606,927	34.5%

Automotive– Gross profit as a percentage of net sales decreased 9.2 percentage points for the quarter ended December 31, 2007 compared to the same period in the prior year.  Gross profit as a percentage of net sales decreased 9.1 percentage points for the six months ended December 31, 2007 compared to the same period in the prior year.  For the three and six month periods the gross margin decline was the result of lower margins on PND products, product mix change, including higher sales of lower margin infotainment systems for mid-level vehicles and higher than expected material costs.  The reduction of the PND margin is the result of three primary factors:  a significant decline in average market prices, delayed introductions and lower volumes of new generation products and the inventory clearance of prior generation models at a loss.  Higher sales of lower margin infotainment systems and higher than expected material costs are both exemplified in our infotainment program with Chrysler.  This infotainment program award included the supply of both a high- and a mid-level system.  While the Chrysler infotainment program as a whole is slightly profitable, the mid-level system is not.  Design engineering capacity was not available to work on cost reduction initiatives for the mid-level system as we had expected due to our unprecedented number of new platform launches scheduled during 2008 and 2009.

Consumer– Gross profit as a percentage of net sales of 26.4 percent for the quarter ended December 31, 2007 was consistent with the same period last year.  Gross profit as a percentage of net sales decreased 0.7 percentage points for the six months ended December 31, 2007 compared to the same period in the prior year.  For the six months, gross margins were lower due to increased competition in the multimedia market and new product introductions with lower margins to respond to the competitive pricing environment.

Professional– Gross profit as a percentage of net sales increased 1.3 percentage points for the three months ended December 31, 2007 compared to the same period in the prior year.  Gross profit as a percentage of net sales increased 0.7 percentage points for the six months ended December 31, 2007 compared to the same period in the prior year.  For the three and six months, gross margins improved as a percentage of sales primarily due to favorable product mix and lower variable expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $240.3 million for the quarter ended December 31, 2007 compared to $203.9 million in the same period last year.  As a percentage of sales, SG&A increased 0.6 percentage points for the quarter ended December 31, 2007 compared to the same period in the prior year.  Foreign currency translation contributed approximately $13 million to the increase in SG&A expenses for the quarter compared to the same period last year. For the quarter, SG&A expenses were $9.1 million higher due to merger-related costs associated with the termination of the proposed merger announced in April 2007.  Higher research and development costs also contributed to the increase in SG&A expenses.  Including foreign currency effect, research and development costs were $100.4 million compared to $90.0 million in the same period last year.  Research and development costs primarily increased due to increased spending associated with the launch of new automotive infotainment products.

For the six-month period ended December 31, 2007, SG&A expenses were $463.4 million compared to $404.3 million in the same period last year.  Foreign currency translation contributed approximately $21 million to the increase in SG&A expenses for the six months compared to the same period last year.  For the six months ended December 31, 2007, SG&A expenses were higher $13.8 million due to merger-related costs associated with the termination of the proposed merger announced in April 2007.  Research and development expenses were higher when compared to the prior year period.  Including foreign currency effect, research and development costs were $188.2 million compared to $172.8 million in the same period last year. Research and development costs primarily increased due to increased spending associated with the launch of new automotive infotainment systems.

Presented below is a summary of SG&A expenses by reporting segment:

($000s omitted)	Three months ended December 31,				Six months ended December 31,
	2007	Percent of net sales	2006	Percent of net sales	2007	Percent of net sales	2006	Percent of net sales
SG&A Expenses:
Automotive	$157,403	21.6%	133,012	21.0%	$293,260	20.8%	257,584	20.9%
Consumer	31,100	16.9%	28,335	17.4%	62,300	20.5%	56,291	22.0%
Professional	37,096	24.5%	32,334	23.7%	72,590	24.5%	65,551	24.5%
Other	14,686	---	10,237	---	35,269	---	24,863	---
Total	$240,285	22.5%	203,918	21.9%	$463,419	23.0%	404,289	23.0%

Automotive– SG&A expenses were $ 157.4 million for the quarter ended December 31, 2007 compared to $133.0 million in the same period last year.  Foreign currency translation contributed approximately $11 million to the increase in SG&A expenses compared to the same prior year period. SG&A expenses also increased due to higher research and development costs, advertising and general and administrative expenses.  Including foreign currency effect, research and development expenses for the quarter increased approximately $10 million to $82.8 million or 11.3 percent of sales compared to $73.1 million or 11.6 percent of sales, in the same prior year period.  Research and development costs were higher primarily to support the BMW L6 and Audi 3G launch.  Advertising costs increased due to a new PND advertising campaign and general and administrative expenses increased due to increased information technology requirements.

SG&A expenses were $293.3 million for the six months ended December 31, 2007 compared to $257.6 million in the same period last year.  Foreign currency translation contributed approximately $17 million to the increase in SG&A expenses for the six months compared to the same prior year period.  SG&A expenses also increased due to higher advertising, general and administrative and research and development expenses.  Advertising expenses were higher due to new PND advertising programs and general and administrative expenses were higher primarily to support increased information technology requirements.  Including foreign currency effect, research and development expenses for the six months were $152.4 million or 10.8 percent of sales, compared to $138.5 or 11.2 percent of sales, for the same period in the prior year.  Research and development expenses increased primarily due to higher spending to support new automotive infotainment systems for a significant number of programs launching in fiscal 2008.

Consumer– SG&A expenses were $31.1 million for the quarter ended December 31, 2007 compared to $28.3 million in the same period last year.  Foreign currency translation contributed approximately $1 million to the increase in SG&A expenses compared to the same prior year period.  SG&A expenses were $62.3 million for the six months ended December 31, 2007 compared to $56.3 million in the same period last year.  Foreign currency translation contributed approximately $2 million to the increase in SG&A expenses compared to the same prior year period.  For the three and six months, SG&A expenses increased primarily due to higher advertising expenses related to trade shows and marketing costs.  Including foreign currency effect, for the three and six month periods ended December 31, 2007, research and development expenses were $8.7 million and $17.5 million, respectively.  In the same periods last year research and development expenses were $8.3 million and $17.2 million, respectively.

Professional– SG&A expenses were $37.1 million for the quarter ended December 31, 2007 compared to $32.3 million in the same period last year.  Foreign currency translation contributed approximately $1 million to the increase in SG&A expenses compared to the same prior year period.  SG&A expenses were $72.6 million for the six months ended December 31, 2007 compared to $65.6 million in the same period last year.  Foreign currency translation contributed approximately $2 million to the increase in SG&A expenses compared to the same prior year period.

For the three and six months, SG&A expenses increased primarily in the area of selling expenses to support higher sales volume and increased variable selling expenses at Soundcraft/Studer.  Research and development expenses were $8.9 million compared to $8.5 million in the same period last year.  Including foreign currency effect, for the six month period, research and development expenses were $18.1 million compared to $17.0 million in the same period last year.

Other– Corporate SG&A expenses for the three and six months ended December 31, 2007 increased $4.4 million and $10.4 million, respectively, compared to the same periods last year.  For the three and six months ended December 31, 2007, corporate SG&A expenses increased $9.1 million and $13.8 million, respectively, primarily due to merger-related costs associated with the termination of the proposed merger announced in April 2007.  Also, higher compensation and stock option expenses contributed to the increase in SG&A expenses.  These higher expenses were partially offset by the reversal of an accrual for an unasserted claim that is no longer probable.

Operating Income

Operating income for the quarter ended December 31, 2007 was $60.8 million or 5.7 percent of sales compared to $115.7 million or 12.4 percent of sales in the same period last year.  Operating income for the six months ended December 31, 2007 was $102.3 million or 5.1 percent of sales compared to $202.6 million or 11.5 percent of sales in the same prior year period.  The decrease in operating income for the three and six months was driven by PND, product mix, and higher research and development, material and merger-related costs.

Interest Expense, Net

Interest expense, net, for the three and six months ended December 31, 2007 was $2.9 million and $4.3 million, respectively.  In the same periods last year, net interest expense was $0.5 million and $0.6 million, respectively.  For the quarter, interest expense, net, included $5.3 million of gross interest expense and $2.4 million of interest income.  For the same period in the prior year, interest expense, net, included $2.4 million of gross interest expense and interest income was $1.9 million.  For the six months ended December 31, 2007, interest expense, net, included $8.3 million of gross interest expense and $4.0 million of interest income.  For the same period last year, interest expense, net, included $4.7 million of gross interest expense and interest income was $4.1 million.

Interest expense was higher primarily due to increased borrowings. Weighted average borrowings outstanding were $510.7 million for the quarter ended December 31, 2007 compared to $176.7 million for the same period in the prior year.  Weighted average borrowings outstanding were $336.7 million for the six months ended December 31, 2007 compared to $175.0 million for the same period in the prior year.

The weighted average interest rate on borrowings was 3.4 percent for the quarter ended December 31, 2007 and 4.4 percent for the six months ended December 31, 2007.  The weighted average interest rates for the comparable periods in the prior year were 5.5 percent and 5.4 percent, respectively.  The weighted average interest rate decreased due to the issuance of the Notes in October 2007.

Miscellaneous Expenses

Miscellaneous, net expenses were $1.0 million for the quarter ended December 31, 2007 and $1.7 million for the six months ended December 31, 2007 compared to $0.5 million and $1.3 million, respectively, in the same periods last year.  Miscellaneous net, primarily consists of bank charges for the three and six months ended December 31, 2007.

Income Taxes

Income tax expense for the quarter ended December 31, 2007 was $14.6 million, compared to $33.8 million for the same period last year.  The effective tax rate for the three months ended December 31, 2007 was 25.6 percent, compared to 29.5 percent in the prior year period.  The effective tax rate for the quarter ended December 31, 2007 includes a $1.2 million benefit related to a change in German tax law which lowered the German effective tax rate.  Income tax expense for the six months ended December 31, 2007 was $18.3 million, compared to $63.5 million for the same period last year.  The effective tax rate for the six months ended December 31, 2007 of 19.0 percent, was lower than the comparable prior period rate of 31.6 percent due to the realization of $5.7 million of previously unrecognized tax benefits resulting from the effective settlement of a German tax audit.  The effective tax rate for the six months ended December 31, 2007, was also lower due to a $5.6 million benefit related to a change in German tax law which lowered the German effective tax rate and a $1.1 million benefit from the previously non-deductible merger cost.  The termination of the merger agreement allowed merger cost to be deductible in the second quarter.

Financial Condition

Liquidity and Capital Resources

We primarily finance our working capital requirements through cash generated by operations, trade credit, and borrowings under our revolving credit facility.  Cash and cash equivalents were $159.3 million at December 31, 2007 compared to $106.1 million at June 30, 2007.   During the six-month period ended December 31, 2007, cash was primarily used to make tax payments (primarily in Germany), invest in our manufacturing facilities, retire senior debt and repurchase shares of our common stock. The proceeds received from the $400 million convertible debt issued in October 2007 were used to repurchase shares of our common stock.

We will continue to have cash requirements to support seasonal working capital needs, capital expenditures, interest, principal and dividend payments and stock and debt repurchases.  We intend to use cash on hand, cash generated by operations and borrowings under our revolving credit facility to meet these requirements.  We believe that cash from operations and our borrowing capacity will be adequate to meet our cash requirements over the next twelve months.  Following is a more detailed discussion of our cash flow activities during the six months ended December 31, 2007.

Operating Activities

For the six months ended December 31, 2007, our cash flows from operations were $27.5 million compared to $48.0 million during the same period last year.  The decrease in operating cash flows was primarily due to a decrease in net income and increased tax payments in the period.

At December 31, 2007, net working capital, excluding cash and short term debt, was $486.4 million compared to $329.9 million at June 30, 2007.  The $156.5 million increase was primarily due to higher accounts receivable due to higher sales, a decrease in taxes payable due to tax payments, primarily in Germany, and a decrease in accounts payable due to the timing of vendor payments.

Investing Activities

Net cash used in investing activities was $69.7 million for the six months ended December 31, 2007 compared to $43.4 million in the same period last year.  We had capital expenditures of $62.2 million during the six months ended December 31, 2007 compared to $39.4 million for the same period last year.  The increase in capital spending is primarily due to a new manufacturing facility in China and the launch of new automotive programs.  We anticipate the need to continue to make significant investments in manufacturing equipment, facilities and tooling in fiscal 2008, primarily in support of new infotainment system awards and to support our efforts to reduce costs by moving production to lower cost countries.

Financing Activities

In the six months ended December 31, 2007, we used $400 million to repurchase 4,775,549 shares of our common stock under two separate accelerated share repurchase agreements.  We estimate that we will receive an additional two million shares in settlement of the agreements.  Since the inception of our share repurchase program in June 1998 and through the accelerated share repurchase agreements, we have acquired and placed into treasury 22,973,631 shares.

Our total debt at December 31, 2007 was $581.0 million, primarily comprised of $178.0 million of borrowings under our revolving credit facility and $400.0 million of 1.25 percent Convertible Senior Notes due in 2012.  Also included in total debt are capital leases and other short-term borrowings of $3.0 million.

We are party to a $300 million committed multi-currency revolving credit facility with a group of banks.  This facility expires in June 2010.  At December 31, 2007, we had borrowings of $178.0 million and outstanding letters of credit of $5.5 million under this facility.  Unused availability under the revolving credit facility was $116.5 million at December 31, 2007.

On October 23, 2007, we issued $400 million of 1.25 percent Convertible Senior Notes due 2012.  The Notes are convertible into cash and, at the Company’s option, if applicable, shares of the Company’s common stock, based on a conversion rate of 9.6154 shares of common stock per $1,000 principal amount of Notes (which is equal to an initial conversion price of approximately $104 per share) only in certain circumstances as set forth in the indenture for the Notes.  The conversion rate is subject to adjustment in certain circumstances as described in the indenture.

Upon conversion, a holder will receive in respect of each $1,000 of principal amount of  Notes to be converted for each conversion day in the 20-day conversion reference period one twentieth of (A) an amount in cash equal to the lesser of (1) $1,000 or (2) the conversion value, determined in the manner set forth in the indenture for the Notes and (B) if the conversion value per Note exceeds $1,000, the Company will also deliver, at its election, cash or common stock or a combination of cash and common stock for the conversion value in excess of $1,000.

The notes include a settlement provision commonly referred to as a “net share settlement.”  Net share settlements are currently under review by the FASB.  If FASB adopts the proposed new accounting standard, we would incur higher interest expense and lower earnings per share.

Our long-term debt agreements contain financial and other covenants that, among other things, limit our ability to incur additional indebtedness, restrict subsidiary dividends and distributions, limit our ability to encumber certain assets and restrict our ability to issue capital stock of our subsidiaries.  Our long-term debt agreements permit us to pay dividends or repurchase our capital stock without any dollar limitation provided that we would be in compliance with the financial covenants in our revolving credit facility after giving effect to such dividend or repurchase.  At December 31, 2007, we were in compliance with the terms of our long-term debt agreements.

Equity

Total shareholders’ equity at December 31, 2007 was $1.239 billion compared with $1.494 billion at June 30, 2007.  The decrease is primarily due to the repurchase of 4,775,549 shares partially offset by net income of $76.4 million and favorable foreign currency translation increase of $49.2 million. As a result of the implementation of FIN 48, we recognized a $6.9 million reduction to our unrecognized tax benefit.  The $6.9 million reduction was included in our balance sheet as an adjustment to the July 1, 2007 retained earnings.

Business Outlook

We expect continued growth in sales across our three divisions, although the economic slowdown may offset some of this growth.  Our current expectations for fiscal 2008 could be affected by the potential impact of changes in currency exchange rates (primarily the Euro compared to the U.S. dollar).

In January, we announced updated earnings guidance for the fiscal year, which included a decrease in our expected operating profit of more than $100 million.  The primary driver of this deterioration is the PND market, with higher-than-expected engineering and material costs also contributing.

The PND margin outlook for the 2008 fiscal year has declined by about $60 million.  This is divided almost equally across three factors:  a significant decline in average market prices; delayed introductions and lower volumes of new generation products; and the inventory clearance of prior generation models at a loss.

Engineering costs will continue to run higher-than-expected into the 2009 fiscal year to support the 13 new product launches this fiscal year and next -- for which we underestimated the magnitude and complexity.  We originally planned for a decline in engineering costs in the second half of the 2008 fiscal year. However, our efforts to ensure the timely launch of customer programs will cause us to incur about $30 million of additional engineering this fiscal year.

Material costs will be about $20 million higher than we expected in the 2008 fiscal year due to delayed implementation of planned material cost improvements.  We are unwilling to risk these changes in light of our significant number of new program launches.

These experiences also reinforce the need for timely action in raising productivity and optimizing the cost base for our automotive operations globally.  We took additional steps in this process within the past weeks, announcing the closure of our automotive manufacturing facilities in Northridge, California and Martinsville, Indiana.  These are the first of multiple actions that will improve our cost structure while shifting some resources to other sites in both mature and emerging markets.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We are required to include information about potential effects of changes in interest rates and currency exchange rates in our periodic reports filed with the Securities and Exchange Commission.  Since June 30, 2007, there have been no material changes in the quantitative or qualitative aspects of our market risk profile.  See Item 7A, Quantitative and Qualitative Disclosure About Market Risk included in our 2007 Form 10-K.

Interest Rate Sensitivity/Risk

At December 31, 2007, interest on approximately 70 percent of our borrowings was determined on a fixed rate basis.  The interest rates on the balance of our debt are subject to changes in U.S. and European short-term interest rates.  To assess exposure to interest rate changes, we have performed a sensitivity analysis assuming a hypothetical 100 basis point increase or decrease in interest rates across all outstanding debt and investments.  Our analysis indicates that the effect on net income at December 31, 2007 of such an increase or decrease in interest rates would be approximately $0.04 million.

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

We presently estimate the effect of changes in currency exchange rates, principally the change in the value of the Euro compared to the U.S. dollar, has an impact on our reported results when the financial statements of foreign subsidiaries are translated into U.S. dollars.  Over half of our sales are currently denominated in Euros.  Currency translation for the Euro versus the U.S. dollar had a significant impact on earnings for the first half of fiscal 2008 compared to the prior year first half due to the strengthening of the Euro relative to the U.S. dollar.  The average exchange rate for the Euro versus the U.S. dollar for the six months ended December 31, 2007 increased 12.3 percent from the same period in the prior year.

To assess exposure to changes in currency exchange rates, we prepared an analysis assuming a hypothetical 10 percent change in currency exchange rates across all currencies used by our subsidiaries.  This analysis indicated that a 10 percent increase or decrease in exchange rates would have increased or decreased income before income taxes by approximately $10 million for the six months ended December 31, 2007.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.  We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions.

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

Part II.   OTHER INFORMATION

Item 1.   Legal Proceedings

Helen Rodgers Living Trust v. Harman International Industries, Incorporated, et al.

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

Thereafter, on September 4, 2007, Plaintiff was granted leave to file a second amended complaint.  The second amended complaint narrowed Plaintiff’s claims by eliminating, among other things, most of its disclosure claims and allegations relating to “underwater” options.  Defendants answered Plaintiff’s second amended complaint on September 21, 2007, denying Plaintiff’s claims for breach of fiduciary duty and disclosure deficiencies.

On January 3, 2008, Plaintiff moved to voluntarily dismiss its claims.  The Court granted the dismissal motion on January 9, 2008 and dismissed Plaintiff’s claims in their entirety.

Cheolan Kim v. Harman International Industries, Incorporated, et al.

On October 1, 2007, a purported class action lawsuit was filed by Cheolan Kim (the “Kim Plaintiff”) against the Company and certain of its officers in the United States District Court for the District of Columbia seeking compensatory damages and costs on behalf of all persons who purchased the Company’s common stock between April 26, 2007 and September 24, 2007 (the “Class Period”).  The original complaint purported to allege claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

The complaint alleged that defendants omitted to disclose material adverse facts about the Company’s financial condition and business prospects.  The complaint contended that had these facts not been concealed at the time the merger agreement with KKR and GSCP was entered, there would not have been a merger agreement, or it would have been at a much lower price, and the price of the Company’s common stock therefore would not have been artificially inflated during the Class Period.  The Kim Plaintiff alleged that, following the reports that the proposed merger was not going to be completed, the price of the Company’s common stock declined causing the plaintiff class significant losses.

On January 16, 2008, the Kim Plaintiff filed an amended complaint.  The amended complaint, which extends the Class Period through January 11, 2008, contends that, in addition to the violations alleged in the original complaint, the Company also violated Sections 10(b) and 20(a) and Rule 10b-5 by purportedly knowingly failing to disclose “significant problems” relating to its personal navigation device (“PND”) “sales forecasts, production, pricing, and inventory” prior to January 14, 2008.  The amended complaint claims that when “Defendants revealed for the first time on January 14, 2008 that shifts in PND sales would adversely impact earnings per share by more than $1.00 per share in fiscal 2008,” that led to a further decline in the Company’s share value and additional losses to the plaintiff class.

We believe the lawsuit, which is still in its earliest stages, is without merit and we intend to vigorously defend against it.

Boca Raton General Employees’ Pension Plan v. Harman International Industries, Incorporated, et al.

On November 30, 2007, the Boca Raton General Employees’ Pension Plan  (the “Boca Raton Plaintiff”) filed a purported class action lawsuit against the Company and certain of its officers in the United States District Court for the District of Columbia seeking compensatory damages and costs on behalf of all persons who purchased the Company’s common stock between April 26, 2007 and September 24, 2007.  The allegations in the Boca Raton complaint are essentially identical to the allegations in the original Kim complaint, and like the original Kim complaint, the Boca Raton complaint alleges claims for violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

We believe the lawsuit, which is still in its earliest stages, is without merit and we intend to vigorously defend against it.

Patrick Russell v. Harman International Industries, Incorporated, et al.

Patrick Russell (the “Russell Plaintiff”) filed a purported class action lawsuit in the United States District Court for the District of Columbia against the Company and certain of its officers and directors on December 7, 2007, alleging violations of the Employee Retirement Income Security Act (“ERISA”) and seeking, on behalf of all participants in and beneficiaries of the Harman International Industries, Incorporated Retirement Savings Plan (“the Plan”), compensatory damages for losses to the Plan as well as injunctive relief, constructive trust, restitution, and other monetary relief.  The complaint alleges that from April 26, 2007 to the present, defendants failed to prudently and loyally manage the Plan’s assets, thereby breaching their fiduciary duties in violation of ERISA, by causing the Plan to invest in Company stock notwithstanding that the stock allegedly was “no longer a prudent investment for the Participants’ retirement savings.”  The complaint further claims that, during the Class Period, defendants failed to monitor the Plan fiduciaries, and failed to provide the Plan fiduciaries with, and to disclose to Plan participants, adverse facts regarding the Company and its businesses and prospects.  The Russell Plaintiff also contends that defendants breached their duties to avoid conflicts of interest and to serve the interests of participants in and beneficiaries of the Plan with undivided loyalty.  As a result of these alleged fiduciary breaches, the complaint asserts that the Plan has “suffered substantial losses, resulting in the depletion of millions of dollars of the retirement savings and anticipated retirement income of the Plan’s Participants.”

We believe the lawsuit, which is still in its earliest stages, is without merit and we intend to vigorously defend against it.

Siemens vs. Harman Becker Automotive Systems GmbH.

In October 2006 Harman Becker received notice of a complaint filed by Siemens AG against it with the Regional Court in Düsseldorf in August 2006 alleging that certain Harman Becker infotainment products including both radio receiver and Bluetooth hands free telephony functionality, infringe upon a patent owned by Siemens.  In November 2006 Harman Becker filed suit with the German patent office in Munich to nullify the claims of this patent.

On September 18, 2007 the court of first instance in Düsseldorf ruled that the patent in question had been infringed and ordered Harman Becker to cease selling the products in question in Germany, and to compile and submit data to Siemens concerning its prior sales of such products.  Harman Becker has appealed that ruling.  Despite the pending nullity proceedings, Siemens AG provisionally enforced the ruling against Harman Becker.  Accordingly, Harman Becker ceased selling aftermarket products covered by the patent in Germany, and has submitted the required data to Siemens AG.

In June 2008 a hearing is scheduled in the German Federal Patent Court with respect to Harman Becker’s lawsuit seeking to nullify the claims of the patent in question.  The Company believes Siemens’ patent is invalid on several grounds, and anticipates that the German Patent Court should nullify its claims totally or in part.  In either instance the ruling of the court of first instance as to Harman Becker’s infringement would become void, and Siemens may in addition be required to compensate Harman Becker for damages suffered as a result of it ceasing to sell the products enjoined by the Düsseldorf court’s order.

We intend vigorously to defend the infringement lawsuit which we believe is without merit, and to prosecute the nullity action.

While the outcome of any of the legal proceedings described above cannot at this time be predicted with certainty, we do not expect these matters will materially affect our financial condition or results of operations.

Other Legal Actions

At December 31, 2007, we were involved in several other legal actions.  The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial position or results of operations.  In fiscal 2005, we recorded a $6 million liability for probable unasserted claims.  We believe the relevant statutes of limitation have expired, and the probability of the claim is now remote. Therefore, the reserve for this claim was released during the second quarter ended December 31, 2007.

Item 1A.   Risk Factors

On October 22, 2007, the Company entered into a Termination and Settlement Agreement with KKR, KHI Parent Inc., KHI Merger Sub Inc. and GSCP.  Under the agreement, effective on October 23, 2007, each of (a) the Agreement and Plan of Merger, dated April 26, 2007, among the Company, KHI Parent Inc. and KHI Merger Sub Inc., (b) the related guarantees and (c) the Election Agreement, dated April 26, 2007, between KHI Parent Inc. and Dr. Sidney Harman, was terminated in its entirety.  As a result, the risk factors included in Item 1A “Risk Factors – Risks Related to the Merger with Parent” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 are no longer applicable.

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

As more fully described in Part II, Item 1 “Legal Proceedings,” of this report, we are currently involved in litigation arising from the abandonment of the proposed merger by the acquirer in September 2007.  In addition, additional similar litigation has been and may be initiated against us and others based on the alleged activities and disclosures at issue in the pending litigation.  We cannot predict the outcome of any such proceeding or the likelihood that further proceedings will be instituted against us.  In the event that there is an adverse ruling in any legal proceeding, we may be required to make payments to third parties that could harm our business or financial results. Furthermore, regardless of the merits of any claim, the continued maintenance of these legal proceedings may result in substantial legal expense and could also result in the diversion of our management's time and attention away from our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our repurchases of common stock for each month in the second quarter of fiscal 2008:

Issuer Purchases of Equity Securities

	Total number of Shares purchased		Average price paid per share		Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

October 1, 2007 through October 31, 2007	4,775,549	(1)	$83.76	(1)	4,775,549	1,801,918
November 1, 2007 through November 30, 2007	---		---		---	1,801,918
December 1, 2007 through December 31, 2007	---		---		---	1,801,918
	4,775,549		$83.76	(1)	4,775,549	1,801,918	(2)

(1) These shares were acquired under separate accelerated share repurchase (“ASR”) agreements entered into on October 30, 2007 with two financial institutions.  Our intention to enter into the ASR agreements was first announced on October 22, 2007.  The purchase price of the shares is subject to adjustment scheduled for late February 2008.  As a result of the settlements, the Company may receive or be required to remit a price adjustment, payable at the Company’s option, in cash or stock, based on the volume weighted average price of the Company’s common stock during the respective terms of the ASR agreements.  For additional information, see the Current Report on Form 8-K filed by the Company on October 31, 2007.

(2)  Our share repurchase program was first publicly announced on June 16, 1998.  In August 2005, the Board authorized the purchase of up to an additional four million shares, bringing the total authorized to 20 million shares.  In October 2007, we entered into accelerated share repurchase agreements and repurchased 4,775,549 million shares of our common stock.  The total number of shares repurchased through December 31, 2007 was 22,973,631.

For a description of limitations on repurchases of shares and on the payment of dividends, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its 2007 Annual Meeting of Stockholders on December 17, 2007. Stockholders were asked to vote on the election of two directors to serve a three-year term expiring at the 2010 Annual Meeting of Stockholders and to approve the 2007 Key Executive Officers Bonus Plan. The results with respect to the election of directors were as follows:

Name	Total vote for each Director	Total vote withheld from each Director
Ann McLaughlin Korologos	54,129,605	4,439,884
Dr. Harald Einsmann	57,100,137	1,469,352

Sidney Harman, Dinesh Paliwal, Brian F. Carroll, Edward H. Meyer and Shirley Mount Hufstedler will continue to serve as directors of the Company. On December 17, 2007, Gary G. Steel was appointed to the Board of Directors to fill a new vacancy created when the Board was increased from seven to eight members. Mr. Steel’s term as a director will expire at the Company’s 2009 Annual Meeting of Stockholders. On February 6, 2008, Kenneth Reiss was appointed to the Board of Directors to fill a new vacancy created when the Board was increased from eight to nine members.  Mr. Reiss' term as a director will expire at the Company's 2010 Annual Meeting of Stockholders.

The results with respect to the approval of the 2007 Key Executive Officers Bonus Plan were as follows:

Shares Voted For	Shares Voted Against	Shares Withheld
55,080,137	3,007,014	482,338

Item 5.  Other Information

On February 6, 2008, Dr. Sidney Harman notified the Board that he intends to retire as an employee of the Company, effective February 22, 2008.  Dr. Harman will continue to serve as Non-Executive Chairman of the Board and a director of the Company.

Upon the recommendation of the Nominating and Governance Committee, on February 6, 2008, the Board appointed Kenneth Reiss as a director of the Company.  Mr. Reiss was appointed to fill a vacancy created when the Board was increased from eight to nine members.  Mr. Reiss was also appointed a member of the Audit Committee.  Mr. Reese's compensation as a director will be consistent with that of the other non-management directors.

On February 6, 2008, the Board also approved an amendment to the Company's By-Laws. Prior to this amendment, Section 1 of Article V of the By-Laws provided that the Chairman of the Board was an officer of the Company.  Under the amended By-Laws, the Chairman of the Board is no longer an officer of the Company and the responsibilities and authority of the Chairman of the Board have been updated to reflect this change.  This summary of the By-Law amendment is qualified in its entirety by reference to the text of the Amended and Restated By-Laws, a copy of which is attached as Exhibit 3.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6.   Exhibits

Exhibits required by Item 601 of Regulation S-K

3.1	Amended and Restated By-Laws as of February 6, 2008.

4.1
Indenture, related to the 1.25% Convertible Senior Notes due 2012, dated as of October 23, 2007, between Harman International Industries, Incorporated and Wells Fargo Bank, National Association, as trustee (including the form of 1.25% Convertible Senior Note due 2012) (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2007, Commission File No. 001-09764, and hereby incorporated by reference).

4.2
Registration Rights Agreement, dated as of October 23, 2007, between Harman International Industries, Incorporated, KKR I-H Limited, GS Capital Partners VI Fund L.P., GS Capital Partners VI Parallel, L.P., GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI GmbH & Co. KG, Citibank, N.A. and HSBC USA Inc. (filed as Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2007, Commission File No. 001-09764, and hereby incorporated by reference).

10.1
Note Purchase Agreement, dated October 22, 2007, by and among Harman International Industries, Incorporated, KKR I-H Limited, GS Capital Partners VI Fund L.P., GS Capital Partners VI Parallel, L.P., GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI GmbH & Co. KG, Citibank, N.A. and HSBC USA Inc. and, for limited purposes, Kohlberg Kravis Roberts & Co. L.P. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2007, Commission File No. 001-09764, and hereby incorporated by reference).

10.2
Termination and Settlement Agreement, dated October 22, 2007, by and among Harman International Industries, Incorporated, KHI Parent Inc., KHI Merger Sub Inc., KKR 2006 Fund L.P., Kohlberg Kravis Roberts & Co. L.P., GS Capital Partners VI Fund L.P., GS Capital Partners VI Parallel, L.P., GS Capital Partners VI Offshore Fund, L.P. and GS Capital Partners VI GmbH & Co. KG (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2007, Commission File No. 001-09764, and hereby incorporated by reference).

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

10.5
Harman International Industries, Incorporated 2007 Key Executive Officers Bonus Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2007, Commission File No. 001-09764, and hereby incorporated by reference).

10.6
Harman International Industries, Incorporated Management Incentive Compensation Plan (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2007, Commission File No. 001-09764, and hereby incorporated by reference).

10.7
Amendment to Letter Agreement, dated November 29, 2007, between Harman International Industries, Incorporated and Dinesh Paliwal (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2007, Commission File No. 001-09764, and hereby incorporated by reference).

10.8	Agreement between Harman International Industries, Incorporated and Sandra B. Robinson

31.1	Certification of Dinesh C. Paliwal pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin L. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dinesh C. Paliwal and Kevin L. Brown, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, Harman International Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harman International Industries, Incorporated

(Registrant)

Date: February 11, 2008	By: /s/ Kevin L. Brown
Kevin L. Brown Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)