Form 10-Q
period 2008-03-31
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2008-05-12
CIK 800459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              ☒ Yes                ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).              ☐ Yes                ☒ No

As of April 30, 2008, 58,181,758 shares of common stock, par value $.01, were outstanding.

Harman International Industries, Incorporated and Subsidiaries
Form 10-Q

The page numbers in this Table of Contents reflect actual page numbers, not EDGAR page tag numbers.

References to “Harman International,” the “Company,” “we,”  “us” and “our” in this Form 10-Q refer to Harman International Industries, Incorporated and its subsidiaries unless the context requires otherwise.

i

Forward–Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  You should not place undue reliance on these statements.  Forward-looking statements include information concerning possible or assumed future results of operations, capital expenditures, the outcome of pending legal proceedings and claims, goals and objectives for future operations, including descriptions of our business strategies and purchase commitments from customers.  These statements are typically identified by words such as “believe,” “anticipate,” “expect,” “plan,” “intend,” “estimate” and similar expressions.  We base these statements on particular assumptions that we have made in light of our industry experience, as well as our perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances.  As you read and consider the information in this report, you should understand that these statements are not guarantees of performance or results.  They involve risks, uncertainties and assumptions.  In light of these risks and uncertainties, we cannot assure you that the results and events contemplated by the forward-looking statements contained in, or incorporated by reference into, this report will in fact transpire.

You should carefully consider the risks described below and the other information in this report.  Our operating results may fluctuate significantly and may not meet our expectations or those of securities analysts or investors.  The price of our stock would likely decline if this occurs.  Factors that may cause fluctuations in our operating results include, but are not limited to, the following:

•	automobile industry sales and production rates and the willingness of automobile purchasers to pay for the option of a premium audio system and/or a multi-functional infotainment system;

•	changes in consumer confidence and spending;

•	fluctuations in currency exchange rates and other risks inherent in international trade and business transactions;

•	our ability to satisfy contract performance criteria, including our ability to meet technical specifications and due dates on our new automotive platforms;

•	our ability to design, engineer and manufacture our products profitably under our long-term contractual commitments, including our new automotive platforms;

•	the loss of one or more significant customers, including our automotive manufacturer customers;

•	competition in the automotive, consumer or professional markets in which we operate, including pricing pressure in the market for portable navigation devices (“PNDs”);

•	our ability to achieve cost reductions and other benefits in connection with our restructuring program of our manufacturing, engineering and administrative organizations;

•	model-year changeovers in the automotive industry;

•	our ability to enforce or defend our ownership and use of intellectual property;

•	our ability to maintain a competitive technological advantage within the systems, services and products we provide into the market place;

•	our ability to effectively integrate acquisitions made by our company or manage restructuring and cost migration initiatives;

•	strikes, work stoppages and labor negotiations at our facilities, or at a facility of one of our significant customers; or work stoppages at a common carrier or a major shipping location;

•
the outcome of pending or future litigation and administrative claims, including but not limited to the outcome of any litigation that has been or may be instituted against the company and others arising out of or relating to the events leading up to the termination of the proposed acquisition of the company in October 2007 or any earnings guidance provided by the Company;

•	changes in general economic conditions and specific market conditions; and

•	world political stability.

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements.  As a result, the forgoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission, including the information in Item 1A, “Risk Factors” of Part I to our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and Item 1A, “Risk Factors” of the Quarterly Reports on Form 10-Q for the quarters ended September 30, 2007 and December 31, 2007 and this report.

ii

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Condensed Consolidated Balance Sheets
Harman International Industries, Incorporated and Subsidiaries
($000s omitted except share amounts)

	March 31,	June 30,
	2008	2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$131,261	106,141
Receivables (less allowance for doubtful accounts of $7,871at March 31, 2008 and $6,040 at June 30, 2007)	586,715	486,557
Inventories	425,914	453,156
Other current assets	243,286	187,299
Total current assets	1,387,176	1,233,153

Property, plant and equipment, net	633,646	591,976
Goodwill	441,487	403,749
Other assets	290,481	279,990
Total assets	$2,752,790	2,508,868

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$ ---	1,838
Current portion of long-term debt	633	17,029
Accounts payable	291,633	356,763
Accrued liabilities	412,005	380,902
Accrued warranties	127,392	59,449
Total current liabilities	831,663	815,981

Borrowings under revolving credit facility	60,000	55,000
Convertible senior notes	400,000	---
Other senior debt	2,457	2,661
Other non-current liabilities	159,875	141,185
Shareholders’ equity
Preferred stock, $.01 par value. Authorized 5,000,000 shares; none issued and outstanding	---	---
Common stock, $.01 par value. Authorized 200,000,000 shares; issued 83,604,619 at March 31, 2008 and 83,436,983 at June 30, 2007	836	834
Additional paid-in capital	617,697	595,853
Accumulated other comprehensive income (loss):
Unrealized loss on hedging derivatives	(5,091)	(510)
Pension benefits	(15,808)	(15,778)
Cumulative foreign currency translation adjustment	205,335	98,479
Retained earnings	1,535,721	1,454,771
Less common stock held in treasury (25,333,348 shares at March 31, 2008 and 18,198,082 at June 30, 2007)	(1,039,895)	(639,608)
Total shareholders’ equity	1,298,795	1,494,041
Total liabilities and shareholders’ equity	$2,752,790	2,508,868

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations
Harman International Industries, Incorporated and Subsidiaries
($000s omitted except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2008	2007	2008	2007

Net sales	$1,032,668	882,771	3,045,240	2,640,031
Cost of sales	771,535	577,396	2,218,408	1,727,729
Gross profit	261,133	305,375	826,832	912,302

Selling, general and administrative expenses	267,734	203,052	731,153	607,341
Operating income (loss)	(6,601)	102,323	95,679	304,961

Other expenses:
Interest expense, net	1,631	340	5,948	977
Miscellaneous, net	1,792	543	3,445	1,888

Income (loss) before income taxes and minority interest	(10,024)	101,440	86,286	302,096

Income tax expense (benefit), net	(7,273)	30,895	10,980	94,369
Minority interest	598	(498	(754	(1,313)

Net income (loss)	$(3,349)	71,043	76,060	209,040

Basic earnings (loss) per share	$(0.06)	1.09	1.22	3.20
Diluted earnings (loss) per share	$(0.06)	1.07	1.20	3.14

Weighted average shares outstanding – basic	60,086	65,239	62,474	65,348
Weighted average shares outstanding – diluted	60,086	66,327	63,315	66,501

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
Harman International Industries, Incorporated and Subsidiaries
($000s omitted)
(Unaudited)

	Nine months ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$76,060	209,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,483	93,395
Loss on disposition of assets	475	1,691
Stock option expense	18,163	11,844
Excess tax benefits from share-based payment arrangements	(2,056)	(7,763)
Changes in working capital, net of acquisition/disposition effects:
Decrease (increase) in:
Receivables	(45,087)	(68,120)
Inventories	68,311	(123,436)
Other current assets	(15,777)	(11,868)
Increase (decrease) in:
Accounts payable	(90,711)	(57,142)
Accrued liabilities	76,475	(21,189)
Accrued warranties	67,106	(3,414)
Income taxes payable	(119,711)	3,051
Other operating activities	250	12,248
Net cash provided by operating activities	$142,981	38,337
Cash flows from investing activities:
Contingent purchase price consideration	$(9,740)	(6,660)
Proceeds from asset dispositions	609	1,340
Capital expenditures	(89,949)	(84,364)
Other items, net	(260)	11
Net cash used in investing activities	$(99,340)	(89,673)
Cash flows from financing activities:
Net (decrease) increase in short-term borrowings	$(1,838)	1,347
Net repayments under revolving credit facility	(3,940)	(25,660)
Repayment of long-term debt	(16,486)	(13,168)
Proceeds from issuance of convertible debt	400,000	---
Other decrease in long-term debt	(2,183)	(4,770)
Repurchase of common stock	(400,287)	(128,780)
Dividends paid to shareholders	(2,329)	(2,448)
Exercise of stock options	3,682	21,532
Debt issuance costs	(4,750)	---
Excess tax benefits from share-based payment arrangements	2,056	7,763
Net cash used in financing activities	$(26,075)	(144,184)
Effect of exchange rate changes on cash	7,554	723
Net increase (decrease) in cash and cash equivalents	$25,120	(194,797)
Cash and cash equivalents at beginning of period	106,141	291,758
Cash and cash equivalents at end of period	$131,261	96,961
Supplemental disclosure of cash flow information:
Interest paid	$4,585	2,649
Income taxes paid	133,907	91,058

See accompanying notes to condensed consolidated financial statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

Our unaudited, condensed consolidated financial statements at March 31, 2008 and for the three and nine months ended March 31, 2008 and 2007, have been prepared pursuant to rules and regulations of the Securities and Exchange Commission.  These unaudited condensed consolidated financial statements do not include all information and footnote disclosures included in our audited financial statements.  In the opinion of management, the accompanying unaudited, condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows for the periods presented.  Operating results for the three and nine months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2008 due to seasonal, economic and other factors.

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

Note 2.  Inventories

Inventories consist of the following:

	March 31,	June 30,
($000s omitted)	2008	2007
Finished goods	$194,133	235,736
Work in process	59,856	52,682
Raw materials	171,925	164,738
Total	$425,914	453,156

Inventories are stated at the lower of cost or market.  Cost is determined principally by the first-in, first-out method.  The valuation of inventory requires us to make judgments and estimates regarding obsolete, damaged or excess inventory as well as current and future demand for our products.  The estimates of future demand along with analysis of usage data that we use in the valuation of inventory are the basis for our inventory reserves and have an effect on our results of operations.  We calculate inventory reserves using a combination of specific product valuation analysis, historical usage data, forecast demand data, estimated future market prices and historical disposal rates.  If market conditions decline in excess of our estimates, incremental reserves are recorded.  Specific product valuation analysis is typically applied to those items of inventory that represent a substantial portion of the total value of inventory on-hand.  Historical and forecast usage data are used to identify slow-moving and obsolete inventories.

Note 3.  Property, Plant and Equipment

Property, plant and equipment are composed of the following:

	March 31,	June 30,
($000s omitted)	2008	2007

Land	$14,682	14,738
Buildings and improvements	298,359	269,968
Machinery and equipment	1,065,125	905,293
Furniture and fixtures	46,403	41,386
	1,424,569	1,231,385
Less accumulated depreciation and amortization	(790,923)	(639,409)
Property, plant and equipment, net	$633,646	591,976

Note 4.  Warranty Liabilities

We warrant our products to be free from defects in materials and workmanship for periods ranging from six months to six years from the date of purchase, depending on the business segment and product.  The warranty is a limited warranty, and it may impose certain shipping costs on the customer and excludes deficiencies in appearance except for those evident when the product is delivered.  Our dealers and warranty service providers normally perform warranty service for loudspeakers and electronics in the field, using parts supplied on an exchange basis by our company.  Estimated warranty liabilities are based upon past experience with similar types of products, the technological complexity of certain products, replacement cost and other factors.  If estimates of warranty provisions are no longer adequate based on our analysis of current activity, incremental provisions are recorded. We take these factors into consideration when assessing the adequacy of our warranty provisions for periods still open to claim.

Details of the estimated warranty liabilities are as follows:

	Nine months ended
	March 31,
($000s omitted)	2008	2007
Beginning balance (June 30)	$48,148	60,768
Warranty provision	106,078	44,148
Warranty payments (cash or in-kind)	(26,834)	(45,467)
Ending balance	$127,392	59,449

For the three and nine months ended March 31, 2008, warranty costs increased $47.5 million and $57.7 million, respectively, compared to the same periods in the prior year.  The increases were primarily due to an engineering change made on a product that has been in production for a number of years.  Due to a supplier discontinuation, we implemented a new memory chip with existing software during the product’s life cycle.  Over time, this software and memory chip combination developed an incompatibility.

In April 2008, we became aware of a defect in a sourced component of another of our automotive infotainment systems.  This defect could cause failure rates to exceed the experienced failure rate used to calculate our warranty liability.  Additional data is required before the failure rate can be verified.  A preliminary estimate of the range of the obligation has been computed, and the low end of the range is within that provided under our standard warranty accrual methodology.  As more information becomes available, this estimate will be updated, which may require us to increase the warranty liabilities for this issue.

Note 5. Revenue Recognition

Revenue is generally recognized at the time of product shipment or delivery, depending on when the passage of title to goods transfers to unaffiliated customers, when all of the following have occurred: a firm sales agreement is in place, pricing is fixed or determinable and collection is reasonably assured.  We record estimated reductions to revenue for customer sales programs, returns and incentive offerings including rebates, price protection, promotions and volume-based incentives.  The reductions to revenue are based on estimates and judgments using historical experience and expectation of future conditions.  Changes in these estimates could negatively affect our operating results.  These incentives are accrued in accordance with U.S. GAAP and reviewed periodically.  If market conditions were to decline, we may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

Note 6.  Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
($000s omitted)	2008	2007	2008	2007
Net income (loss)	$(3,349)	71,043	76,060	209,040
Other comprehensive income (loss):
Foreign currency translation	57,688	4,569	106,856	23,184
Unrealized gains (losses) on hedging	(2,023)	15	(4,581)	1,371
Change in pension benefits	(17)	(6)	(30)	(22)
Total comprehensive income	$52,299	75,621	178,305	233,573

The components of accumulated other comprehensive income (loss) as of March 31, 2008 and June 30, 2007 and the activity for the nine months ended March 31, 2008 are presented below:

			Cumulative
	Unrealized		foreign	Accumulated
	loss		currency	other
	on hedging	Pension	translation	comprehensive
($000s omitted)	derivatives	benefits	adjustment	income (loss)
June 30, 2007	$(510)	(15,778)	98,479	82,191
Foreign currency translation adjustments	---	---	106,856	106,856
Change in fair value of foreign currency cash flow hedges	(4,581)	---	---	(4,581)
Change in pension benefits	---	(30)	---	(30)
March 31, 2008	$(5,091)	(15,808)	205,335	184,436

Note 7.  Earnings Per Share

The following table presents the calculation of basic and diluted earnings (loss) per common share outstanding:

	Three months ended March 31,
($000s omitted except per share amounts)	2008		2007
	Basic	Diluted	Basic	Diluted
Net income (loss)	$(3,349)	(3,349)	71,043	71,043

Weighted average shares outstanding	60,086	60,086	65,239	65,239
Employee compensation–related shares, including stock options	---	---	---	1,088
Total weighted average shares outstanding	60,086	60,086	65,239	66,327

Earnings (loss) per share	$(0.06)	(0.06)	1.09	1.07

	Nine months ended March 31,
($000s omitted except per share amounts)	2008		2007
	Basic	Diluted	Basic	Diluted
Net income	$76,060	76,060	209,040	209,040

Weighted average shares outstanding	62,474	62,474	65,348	65,348
Employee compensation–related shares, including stock options	---	841	---	1,153
Total weighted average shares outstanding	62,474	63,315	65,348	66,501

Earnings per share	$1.22	1.20	3.20	3.14

Certain employee compensation-related shares, including stock options, were outstanding and not included in the computation of diluted earnings per share because the assumed exercise of these options would have been antidilutive.  For the quarter ended March 31, 2008, options to purchase 2,157,631 shares of our common stock with exercise prices ranging from $38.70 to $126.94 per share were not included in the computation of the dilution of loss per share.  For the quarter ended March 31, 2007, options to purchase 540,922 shares of our common stock at prices ranging from $78.00 to $126.94 per share were outstanding and not included in the computation of diluted earnings per share because the exercise of these options would have been antidilutive.

Options to purchase 1,761,060 shares of our common stock at prices ranging from $68.38 to $126.94 per share during the nine months ended March 31, 2008 and options to purchase 1,023,284 shares of common stock at prices ranging from $78.00 to $126.94 per share during the nine months ended March 31, 2007, were outstanding and not included in the computation of diluted earnings per share because the exercise of these options would have been antidilutive.

The conversion terms of our 1.25 percent Convertible Senior Notes due 2012 (the “Notes”) will affect the calculation of diluted earnings per share if the price of our common stock exceeds the conversion price of the Notes.  The initial conversion price of the Notes was $104 per share, subject to adjustment in specified circumstances as described in the indenture related to the Notes.  Upon conversion, a holder will receive an amount in cash equal to the lesser of $1,000 or the conversion value of the Notes, determined in the manner set forth in the Note indenture.  If the conversion value exceeds $1,000, we will deliver $1,000 in cash and at our option, cash or common stock or a combination of cash and common stock for the conversion price in excess of $1,000.  The conversion option is indexed to our common stock and therefore is classified as equity.  As a result, the conversion option will not result in an adjustment to net income in calculating diluted earnings per share.  The dilutive effect of the conversion option will be calculated using the treasury stock method.  Accordingly, conversion settlement shares will be included in diluted shares outstanding if the price of our common stock exceeds the conversion price.

Note 8. Convertible Senior Notes

On October 23, 2007, we issued $400 million aggregate principal amount of the Notes.  The initial conversion rate is 9.6154 shares of common stock per $1,000 principal amount of the Notes (which is equal to an initial conversion price of approximately $104 per share).  The conversion rate is subject to adjustment in specified circumstances described in the indenture for the Notes.  The indenture for the Notes contains a settlement provision commonly referred to as a “net share settlement.”  Net settlement provisions are currently under review by the Financial Accounting Standards Board (“FASB”).  If the FASB adopts the proposed new accounting standard, we would incur higher interest expense and thus lower earnings per share.

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

Upon conversion, a holder will receive in respect of each $1,000 of principal amount of Notes to be converted (A) an amount in cash equal to the lesser of (1) $1,000 or (2) the conversion value, determined in the manner set forth in the indenture for the Notes and (B) if the conversion value per Note exceeds $1,000, the Company will also deliver, at its election, cash or common stock or a combination of cash and common stock for the conversion value in excess of $1,000.

Debt issuance costs of $4.8 million associated with this transaction were capitalized and will be amortized over the term of the Notes.

On October 23, 2007, we entered into a Registration Rights Agreement requiring us to register the Notes and the shares contingently issuable upon conversion of the Notes no later than October 23, 2008.  We are required to keep the registration statement effective until the earlier of (A) such time as the Notes and the shares contingently issuable under the Notes (1) are sold under an effective registration statement or Rule 144 of the Securities Act of 1933, (2) are freely transferable under Rule 144 more than two years following October 23, 2007, (3) cease to be outstanding or (B) five years and three months following October 23, 2007.  In the event of non-compliance with this agreement, additional interest will accrue on the Notes at the rate per annum of 0.25%.  The maximum exposure to us under this commitment is therefore four years and three months of interest on $400 million at the rate of 0.25% per annum, or $4.25 million.

The Company does not believe that it is probable that we will fail to comply with the Registration Rights Agreement.  Therefore, no liability has been recorded for the additional interest that may be required in the event of non-compliance.

Note 9.  Share-Based Compensation

On March 31, 2008, we had one share-based compensation plan with shares available for future grants, the 2002 Stock Option and Incentive Plan (the “2002 Plan”). The 2002 Plan permits the grant of stock options, stock appreciation rights, restricted stock and restricted stock units for up to 6,000,000 shares of our common stock.  During the nine months ended March 31, 2008, options to purchase 681,470 shares of our common stock and 26,000 shares of restricted stock were granted under the 2002 Plan.  In addition, during the nine months ended March 31, 2008, 49,579 shares of restricted stock and 66,899 restricted stock units were granted.

Share-based compensation expense was $6.9 million and $3.6 million for the quarters ended March 31, 2008 and 2007, respectively, and $18.5 million and $11.8 million for the nine months ended March 31, 2008 and 2007, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1.6 million and $1.0 million for the quarters ended March 31, 2008 and 2007 and $4.4 million and $3.5 million for the nine months ended March 31, 2008 and 2007, respectively.

Fair Value Determination

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions noted in the following table:

	Nine months ended March 31,
	2008	2007
Expected volatility	35.1% – 50.0%	35.0% – 42.0%
Weighted-average volatility	39.0%	39.1%
Expected annual dividend	$0.05	$0.05
Expected term (in years)	1.69 – 6.71	1.55 – 7.69
Risk-free rate	2.1% – 5.0%	4.4% – 5.0%

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

Stock Option Activity

A summary of option activity under our stock option plans as of March 31, 2008 and changes during the nine months ended March 31, 2008 is presented below:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($000s)

Outstanding at June 30, 2007	3,214,238	$61.11
Granted	681,470	63.63
Exercised	(171,846)	23.44
Forfeited or expired	(167,400)	81.52
Outstanding at March 31, 2008	3,556,462	62.45	5.49	$29,810
Exercisable at March 31, 2008	1,791,242	$40.12	2.53	$29,349

The weighted-average grant-date fair value of options granted during the quarters ended March 31, 2008 and 2007 was $17.55 and $34.27, respectively. The weighted-average grant-date fair value of options granted during the nine months ended March 31, 2008 and 2007 was $31.56 and $34.98, respectively. The total intrinsic value of options exercised during the quarters ended March 31, 2008 and 2007 was $2.2 million and $20.3 million, respectively. The total intrinsic value of options exercised during the nine months ended March 31, 2008 and 2007 was $6.7 million and $35.6 million, respectively.

Modification of Certain Stock Option Awards

The award agreements under the 2002 Plan state that vested options not exercised are forfeited upon termination of employment for any reason other than death or disability.  However, the award agreements provide that the Compensation and Option Committee of the Board of Directors may extend the time period to exercise vested options 90 days beyond the employment termination date for certain employees.  During the three months ended March 31, 2008, the Compensation and Option Committee used this authority.  This action represents a modification of the terms or conditions of an equity award and therefore was accounted for as an exchange of the original award for a new award.  During the third quarter fiscal 2008, incremental share-based compensation cost of $1.2 million was recognized for the excess of the fair value of the new award over the fair value of the original award immediately before the terms were modified.

Grant of Stock Options with Market Conditions

We issued 330,470 performance-based stock options to employees during the quarter ended March 31, 2008.  The grant date was March 21, 2008.  The shares cliff vest in three years based on a comparison of Harman’s total shareholder return (“TSR”) to a selected peer group of publicly listed multinational companies.  TSR will be measured as the annualized increase in the aggregate value of a company’s stock price plus the value of dividends, assumed to be reinvested into shares of the company’s stock at the time of dividend payment.

The base price to be used for the TSR calculation was the 20-day trading average from February 6, 2008 through March 6, 2008.  The ending price to be used for the TSR calculation will be the 20-day trading average prior to and through March 6, 2011.  The grant date fair value of $4.2 million was calculated using a combination of Monte Carlo simulation and lattice-based models.   Share-based compensation expense for this grant was less than $0.1 million for the quarter ended March 31, 2008.

Restricted Stock

A summary of the status of our nonvested shares of restricted stock as of March 31, 2008 and changes during the nine months ended March 31, 2008 is presented below:

		Weighted average
		grant-date
	Shares	fair value

Nonvested at June 30, 2007	12,000	$82.00
Granted	75,579	105.97
Vested	---	---
Forfeited	(5,169)	116.65
Nonvested at March 31, 2008	82,410	$101.81

As of March 31, 2008, there was $4.5 million of total unrecognized compensation cost related to nonvested restricted stock-based compensation arrangements. The weighted average recognition period is 1.87 years.

Restricted Stock Units

During the nine months ended March 31, 2007, 25,000 restricted stock units were granted with a zero-value exercise price.  At March 31, 2008, the aggregate intrinsic value of the restricted stock unit grant was $1.1 million. As of March 31, 2008, there was $0.9 million of total unrecognized compensation cost related to restricted stock unit compensation arrangements. The weighted average recognition period is 1.51 years.  Under the 2002 Plan, no restricted stock units were granted, vested or exercisable during the nine months ended March 31, 2008.

During the three months ended September 30, 2007, 32,291 cash-settled restricted stock units with a minimum cash settlement value of $3.9 million were granted outside the 2002 Plan.  The cash settlement value of these restricted stock units was increased to $4.0 million in November 2007 and these restricted stock units were settled on March 1, 2008 for $4.0 million.  During the three months ended March 31, 2008, an additional 34,608 cash-settled restricted stock units were granted.  These restricted stock units are accounted for as a liability award and are recorded at the fair value at the end of the reporting period in accordance with the vesting schedule over the three year vesting term.

Chief Executive Officer Special Enterprise Value Bonus

Our Chief Executive Officer (“CEO”) was granted a special bonus award in November 2007.  The award will be settled in cash based on a comparison of Harman’s enterprise value at November 2012 to the enterprise value at the grant date in November 2007.  The fair value of this award was marked-to-market at March 31, 2008 and approximately $0.2 million of compensation expense was recorded in the nine months ended March 31, 2008.  The fair value at the grant date of $2.2 million was calculated using a Monte Carlo simulation.

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

Our Automotive segment designs, manufactures and markets audio, electronic and infotainment systems for vehicle applications primarily to be installed as original equipment by automotive manufacturers.  Our automotive products and systems are marketed worldwide under brand names including JBL, Infinity, Harman/Kardon, Becker, Logic 7 and Mark Levinson.  Our premium branded audio, video, navigation and infotainment systems are offered to automobile manufacturers through engineering and supply agreements.  Automotive also provides aftermarket products such as portable navigation devices (“PNDs”).  See Note 15, Significant Customers.

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

The following table reports net sales and operating income (loss) by each reporting segment:

	Three months ended		Nine months ended
	March 31,		March 31,
($000s omitted)	2008	2007	2008	2007
Net sales:
Automotive	$769,700	624,855	2,182,236	1,858,156
Consumer	112,635	117,960	415,825	374,097
Professional	150,333	139,956	447,179	407,778
Total	$1,032,668	882,771	3,045,240	2,640,031

Operating income (loss):
Automotive	$6,040	92,107	88,316	274,683
Consumer	(13,344)	1,727	997	11,979
Professional	15,942	18,857	59,374	56,030
Other	(15,239)	(10,368)	(53,008)	(37,731)
Total	$(6,601)	102,323	95,679	304,961

Other operating loss is comprised of activity related to our corporate operations, net of reporting segment allocations.

Note 11.  Derivatives

We use foreign currency forward contracts to hedge a portion of our forecasted purchase transactions. These forward contracts are designated as foreign currency cash flow hedges and recorded at fair value in the accompanying consolidated balance sheet with a corresponding entry to accumulated other comprehensive income (loss) until the underlying forecasted foreign currency transaction occurs.

When the transaction occurs, the gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income (loss) to either cost of goods sold or selling, general and administrative expenses depending upon the nature of the underlying transaction. When it becomes apparent that an underlying forecasted transaction will not occur, the amount recorded in accumulated other comprehensive income (loss) related to the hedge is reclassified to the miscellaneous, net line of the income statement in the then-current period.

Changes in the fair value of the derivatives are highly effective in offsetting changes in the cash flows of the hedged items because the amounts and the maturities of the derivatives approximate those of the forecasted exposures. Any ineffective portion of the derivative is recognized in current earnings to the same income statement line item in which the foreign currency gain or loss on the underlying hedged transaction is recorded. When it has been determined that a hedge has become ineffective, the ineffective portion of the hedge is recorded in current earnings.  For the three and nine months ending March 31, 2008 and 2007 we recognized no ineffectiveness.

We elected to exclude forward points from the effectiveness assessment.  At the end of the period we calculate the fair value relating to the change in forward points which is recorded to current earnings as other non-operating income.  For the three and nine months ended March 31, 2008 we recognized $0.3 million and $0.9 million, respectively, in net gains related to the change in forward points.

At March 31, 2008, we had forward contracts maturing through June 2009 to sell Euros and buy US Dollars of approximately $59.0 million, and through June 2008 to buy Canadian dollars and sell US dollars of approximately $5.6 million to hedge future foreign currency purchases.  At March 31, 2008, the amount associated with these hedges that is expected to be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months is a loss of approximately $5 million. The fair market value of foreign currency forward contracts at March 31, 2008 was $4.5 million.  In the nine months ended March 31, 2008 we recognized a loss of $3.8 million from cash flow hedges of forecasted foreign currency transactions compared to $2.6 million in net losses in the same period last year.

As of March 31, 2008, we had forward contracts maturing through June 2008 to purchase and sell the equivalent of $53.4 million of various currencies to hedge foreign currency denominated inter-company loans.  At March 31, 2008, the fair value on these contracts was a net loss of $0.2 million.  Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans in other non-operating income.

In February 2007 we entered into an interest rate swap contract to effectively convert interest on an operating lease from a variable rate to a fixed rate.  The objective of the swap is to offset changes in rent expenses caused by interest rate fluctuations.  The interest rate swap is designated as a cash flow hedge. At the end of each reporting period, the discounted fair value of the effective portion of the swap is calculated and recorded to other comprehensive income.  The accrued but unpaid net interest on the swap is recorded in rent expense, which is included in selling, general and administrative expenses in our consolidated statement of operations. If the hedge is determined to be ineffective, the ineffective portion will be reclassified from other comprehensive income and recorded as rent expense.  For the three months ended March 31, 2008 we recognized less than $0.1 million of ineffectiveness. As of March 31, 2008, the notional amount of the swap was $31.0 million and the amount recorded in other comprehensive income was a loss of $0.1 million.  At March 31, 2008, the fair value of the interest rate swap was a loss of $0.1 million. The amount associated with the swap that is expected to be recorded as rent expense over the next twelve months is a gain of $0.2 million.

Note 12.  Commitments and Contingencies

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

The complaint alleged that defendants omitted to disclose material adverse facts about the Company’s financial condition and business prospects.  The complaint contended that had these facts not been concealed at the time the merger agreement with Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and GS Capital Partners VI Fund, L.P. and its related funds, which are sponsored by Goldman, Sachs & Co (“GSCP”) was entered, there would not have been a merger agreement, or it would have been at a much lower price, and the price of the Company’s common stock therefore would not have been artificially inflated during the Class Period.  The Kim Plaintiff alleged that, following the reports that the proposed merger was not going to be completed, the price of the Company’s common stock declined causing the plaintiff class significant losses.

On January 16, 2008, the Kim Plaintiff filed an amended complaint.  The amended complaint, which extended the Class Period through January 11, 2008, contended that, in addition to the violations alleged in the original complaint, the Company also violated Sections 10(b) and 20(a) and Rule 10b-5 by knowingly failing to disclose “significant problems” relating to its personal navigation device (“PND”) “sales forecasts, production, pricing, and inventory” prior to January 14, 2008.  The amended complaint claimed that when “Defendants revealed for the first time on January 14, 2008 that shifts in PND sales would adversely impact earnings per share by more than $1.00 per share in fiscal 2008,” that led to a further decline in the Company’s share value and additional losses to the plaintiff class.

On February 15, 2008, the Court ordered the consolidation of the Kim action with Boca Raton General Employees’ Pension Plan v. Harman International Industries, Incorporated, et al. (“Boca”), the administrative closing of Boca, and designated the short caption of the consolidated action as In re Harman International Industries Inc. Securities Litigation, civil action no. 1:07-cv-01757 (RWR).  That same day, the Court appointed Arkansas Public Retirement Systems as Lead Plaintiff and approved the law firm Cohen, Milstein, Hausfeld and Toll, P.L.L.C. to serve as Lead Counsel.

On March 24, 2008, the Court ordered, for pretrial management purposes only, the consolidation of Patrick Russell v. Harman International Industries, Incorporated, et al. with In re Harman International Industries Inc. Securities Litigation.

On May 2, 2008, Lead Plaintiff filed a Consolidated Class Action Complaint (the “Consolidated Complaint”).  The Consolidated Complaint, which extends the Class Period through February 5, 2008, contends that the Company and certain of its officers and directors violated Sections 10(b) and 20(a) and Rule 10b-5 by issuing false and misleading disclosures regarding the Company’s financial condition in fiscal 2007 and fiscal 2008.  In particular, the Consolidated Complaint alleges that defendants knowingly or recklessly failed to disclosure material adverse facts about MyGIG radios, PNDs and the company’s capital expenditures.  The Consolidated Complaint alleges that when the Company’s true financial condition became known to the market, the price of the Company’s stock declined significantly, causing losses to the plaintiff class.

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

On February 15, 2008, the Court ordered the consolidation of the Boca action with Cheolan Kim v. Harman International Industries, Incorporated, et al., and designated the short caption of the consolidated action as In re Harman International Industries Inc. Securities Litigation, civil action no. 1:07-co-01757 (RAWER).  That same day, the Court ordered the administrative closing of Boca.

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

On March 24, 2008, the Court ordered, for pretrial management purposes only, the consolidation of Patrick Russell v. Harman International Industries, Incorporated, et al. with In re Harman International Industries Inc. Securities Litigation.

We believe the lawsuit, which is still in its earliest stages, is without merit and we intend to vigorously defend against it.

Siemens vs. Harman Becker Automotive Systems GmbH.

In October 2006 Harman Becker received notice of a complaint filed by Siemens AG against it with the Regional Court in Dusseldorf in August 2006 alleging that certain of Harman Becker infotainment products including both radio receiver and Bluetooth hands free telephony functionality, infringe upon a patent owned by Siemens.  In November 2006 Harman Becker filed suit with the German patent office in Munich to nullify the claims of this patent.

On September 18, 2007, the court of first instance in Dusseldorf ruled that the patent in question had been infringed and ordered Harman Becker to cease selling the products in question in Germany, and to compile and submit data to Siemens concerning its prior sales of such products.  Harman Becker has appealed that ruling.

Despite the pending proceedings, Siemens AG provisionally enforced the ruling against Harman Becker.  Accordingly, Harman Becker ceased selling aftermarket products covered by the patent in Germany, and has submitted the required data to Siemens AG.

A hearing is scheduled in June 2008 in the German Federal Patent Court with respect to Harman Becker’s lawsuit seeking to nullify the claims of the patent in question.  The Company believes Siemens’ patent is invalid on several grounds, and anticipates that the German Patent Court should nullify its claims totally or in part.  In either instance, the ruling of the court of first instance as to Harman Becker’s infringement would become void, and Siemens may in addition be required to compensate Harman Becker for damages suffered as a result of it ceasing to sell the products as the result of the Dusseldorf court’s order.

We intend vigorously to defend this lawsuit.

While the outcome of any of the legal proceedings described above cannot at this time be predicted with certainty, we do not expect these matters will materially affect our financial condition or results of operations.

Other Legal Actions

At March 31, 2008, we were involved in several other legal actions.  The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial position or results of operations.

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

The FASB recently issued proposed FSP APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) which would require issuers of convertible debt that may be settled wholly or partly in cash to account for the debt and equity components separately.  The proposed FSP would require separate accounting to be applied retrospectively to both new and existing convertible instruments within the proposal’s scope and would thereby affect our net income and earnings per share.  See Note 8, Convertible Senior Notes for additional information regarding our recently issued convertible notes.

In November 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-01, Accounting for Collaborative Arrangements (“EITF 07-01”) which applies to participants in collaborative arrangements that are conducted without the creation of a separate legal entity for the arrangement.  An entity should report the effects of applying EITF 07-1 as a change in accounting principle through retrospective application to all prior periods presented for all arrangements in place at the effective date unless it is impracticable.  EITF 07-1 is effective for fiscal years beginning after December 15, 2008.  We are currently assessing the impact of EITF 07-01 on our consolidated financial statements upon adoption during fiscal 2010.

In December 2007, FASB issued Statement No. 141R, Business Combinations (“SFAS 141R”) which requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at "full fair value."  SFAS 141R applies to all business combinations, including combinations among mutual entities and combinations by contract alone.  Under SFAS 141R, all business combinations will be accounted for by applying the acquisition method.  SFAS 141R is prospectively effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  SFAS 141R will be adopted on July 1, 2009 at the beginning of the 2010 fiscal year.

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

In February 2008, FASB issued FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 which amends the scope of FASB Statement 157, Fair Value Measurements (“SFAS 157”), to exclude FASB Statement 13, Accounting for leases, and other accounting standards that address fair value measurements for purposes of lease classification or measurement under Statement 13.  The FSP is effective on initial adoption of SFAS 157.  Also during February 2008, FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  We do not expect SFAS 157 to have a material impact on our consolidated financial statements upon adoption during fiscal 2010.

In March 2008, FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”) which requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows.  The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments.  SFAS 161 expands the current disclosure framework in SFAS 133 and effective prospectively for periods beginning on or after November 15, 2008.  We are currently evaluating the reporting impact of the adoption of SFAS 161 during the 2009 fiscal year.

Note 14.  Retirement Benefits

We have certain business units in Europe that maintain defined benefit pension plans for many of our current and former European employees. The coverage provided and the extent to which the retirees’ share in the cost of the program vary by business unit. Generally, plan benefits are based on age, years of service and average compensation during the final years of service. The measurement date used for determining pension benefits is June 30, the last day of our fiscal year-end.  In the United States, we have a supplemental executive retirement plan that provides retirement, death and termination benefits, as defined, to certain key executives designated by the Board of Directors.

Our retirement benefits are more fully disclosed in Notes 1 and 12 of our Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

The following table presents the components of net periodic benefit costs:

	Three months ended
($000s omitted)	March 31,
	2008	2007
Service cost	$225	846
Interest cost	3,773	1,461
Amortization of prior service cost	1,678	215
Amortization of net loss	1,503	303
Net periodic benefit cost	$7,179	2,825

	Nine months ended
($000s omitted)	March 31,
	2008	2007
Service cost	$2,018	2,578
Interest cost	7,010	4,002
Amortization of prior service cost	2,108	579
Amortization of net loss	2,109	1,179
Net periodic benefit cost	$13,245	8,338

During the three and nine months ended March 31, 2008, we made an insignificant contribution to the defined benefit pension plans and expect full year contributions to be immaterial.

Note 15.  Significant Customers

Presented below are the percentages of net sales to and receivables due from customers who represent 10 percent or more of our net sales or accounts receivable for the periods presented:

	Net Sales		Accounts Receivable
	Nine months ended March 31,		March 31,
	2008	2007	2008	2007
Daimler AG	20%	24%	15%	20%
Audi/VW	10	10	10	8
Other Customers	70	66	75	72
Total	100%	100%	100%	100%

We anticipate that Daimler AG and Audi/VW will continue to account for a significant portion of our net sales and accounts receivable for the foreseeable future.  Our automotive customers are not obligated to any long-term purchase of our products.  The loss of Daimler AG or Audi/VW as customers would have a material adverse effect on our total consolidated net sales, earnings and financial position.

Note 16.  Income Taxes

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income.  The projected effective tax rate of 23 percent for 2008 differs from the U.S. statutory rate primarily due to foreign rates, which differ from those in the U.S., the realization of certain business tax credits including R&D, favorable permanent differences between book and tax treatment for items, and the benefit from the conclusion of a tax audit.  This rate is expected to be greater than the full year 2007 effective tax rate of 18.4 percent because the 2007 rate included the recognition of certain federal tax credits.

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

Based on all known facts and circumstances and current tax law, we believe that the total amount of unrecognized tax benefits as of June 30, 2007 was $31.2 million.  As a result of the implementation of FIN 48, we recognized a $6.9 million reduction to the $31.2 million unrecognized tax benefit due to the fact that certain tax positions were at a more likely than not threshold at July 1, 2007.  This reduction was included as an increase to the July 1, 2007 balance of retained earnings.  Additionally, we effectively settled a German tax audit for fiscal tax years through June 30, 2004.  During the quarter ended September 30, 2007, we recognized $5.7 million in previously unrecognized tax benefits due to the effective settlement criteria of FSP FIN 48-1.  For the quarter ended March 31, 2008, we recognized $3.4 million in previously unrecorded tax benefits.

The unrecognized tax benefits at July 1, 2007 are tax positions that are permanent in nature and, if recognized, would reduce the effective tax rate.  However, our federal, certain state and certain non-U.S. income tax returns are currently under various stages of audit or potential audit by applicable tax authorities and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.  Our material tax jurisdictions are Germany and the United States.

The tax years subject to examination in Germany are fiscal years 2005 through the current year.  The tax years subject to examination in the United States are fiscal years 2005 through the current year.  Due to provisions allowed in the tax law, we may recognize $1.2 million in unrecognized tax benefits within the next 12 months.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense.  We had $2.5 million accrued at July 1, 2007 for the payment of any such interest and penalties.

Income tax benefit for the quarter ended March 31, 2008 was $7.3 million, compared to $30.9 million of income tax expense for the same period last year.  The effective tax rate for the three months ended March 31, 2008 was 72.6 percent, compared to 30.5 percent in the prior year period.  The effective tax rate is uncharacteristically high due to a relatively small net loss in the current quarter. The effective tax rate also includes a $1.0 million benefit related to a change in German tax law which lowered the German effective tax rate.  In addition, the effective tax rate includes a $3.4 million benefit from the expiration of the statute of limitations.

For the nine months ended March 31, 2008, income tax expense was $11.0 million, compared to $94.4 million for the same period last year.  The effective tax rate for the nine months ended March 31, 2008 of 12.7 percent was lower than the comparable prior period rate of 31.2 percent due to the realization of $5.7 million of previously unrecognized tax benefits resulting from the effective settlement of a German tax audit.  Additionally, the tax rate was lower due to a $6.6 million benefit related to a change in German tax law which lowered the German effective tax rate and a $1.1 million benefit from the previously non-deductible merger costs.  The termination of the merger agreement allowed merger costs to be deductible in the second quarter ended December 31, 2007.  Additionally, the rate for the nine months ended March 31, 2008 was favorably impacted due to the recognition of $3.4 million from the expiration of the statute of limitations.

Note 17. Accelerated Share Repurchase

On October 30, 2007, we used the proceeds from the issuance and sale of the Notes to repurchase and retire 4,775,549 shares of our common stock for a total purchase price of approximately $400 million from two financial institutions, under two separate accelerated share repurchase (“ASR”) agreements.  These shares represented approximately 7 percent of the then-outstanding shares of our common stock.

Each ASR was accounted for as a purchase of shares and a separate net-settled forward contract indexed to our stock.  The forward contract was settled based on the difference between the volume weighted average price of our common stock over the financial institutions’ open market purchase period and the valuation at the time of the shares purchase.  The open market purchase period represents the period of time over which the financial institutions were permitted to purchase shares in the open market to satisfy the borrowings of our common stock they made to execute the share purchase transactions.  Settlement of the forward contracts were paid in shares, at our option.  As a result, we received an additional 2,449,230 shares upon settlement of the ASR agreements.  The total number of shares purchased and retired as a result of the ASR agreements was 7,224,779. A portion of these shares were delivered to the Company after March 31, 2008.

Note 18. Restructuring Program

We implemented restructuring actions in the three months ended March 31, 2008 focused on improving our global competitive position through migration of high-cost manufacturing capacity to lower cost locations.  These programs also target efficiency improvements in our distribution channels and throughout our administrative processes.  Expenses of $33.3 million were recorded in selling, general and administrative costs for these actions in the three and nine months ended March 31, 2008, primarily comprised of severance costs.  Automotive costs were $19.4 million, Consumer costs were $6.2 million, Professional costs were $5.9 million and Corporate costs were $1.8 million.  Below is a roll-forward of costs associated with the most recent restructuring actions:

March 31,
($000)	2008
December 31, 2007 - Beginning accrued liability	$ ---
Add: Expense	33,344
Less: Utilization	(3,454)
March 31, 2008 - Ending accrued liability	$29,890

Below is a roll-forward of costs associated with the restructuring programs announced in the fiscal years ended June 30, 2007 and 2006 and the nine months ended March 31, 2008:

	March 31,	June 30,	June 30,
($000)	2008	2007	2006
Beginning accrued liability	$7,527	8,533	---
Add: Expense	788	7,071	9,499
Less: Utilization	(5,512)	(8,077)	(966)
Ending accrued liability	$2,803	7,527	8,533

Note 19. Merger costs

On October 22, 2007, we announced the termination of our agreement with KKR and GSCP and companies formed by investment funds affiliated with KKR and GSCP.  As a result of the merger termination, the company recognized $13.8 million of legal and advisory services expenses associated with the merger and the termination of the merger agreement.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be read together with the accompanying unaudited condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q and with Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended June 30, 2007 (“2007 Form 10-K”).  This discussion contains forward-looking statements which are based on our current expectations and experience and our perception of historical trends, current market conditions, including customer acceptance of our new products, current economic data, expected future developments, including foreign currency exchange rates, and other factors that we believe are appropriate under the circumstances.  These statements involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements.

We begin our discussion with an overview of our company to give you an understanding of our business and the markets we serve.  This is followed by a discussion of our results of operations for the three and nine months ended March 31, 2008 and 2007.  Significant period-to-period variances in the consolidated statement of operations are discussed under the caption “Summary of Operations.”  We also provide specific information regarding our three reportable business segments: Automotive, Consumer and Professional.  Our liquidity, capital resources and cash flows are discussed under the caption “Financial Condition.”  We also provide a business outlook for future periods at the end of this discussion.

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

Automotive designs, manufactures and markets audio, electronic and infotainment systems for vehicle applications.  Our systems are generally shipped directly to our automotive customers for factory installation.  Infotainment systems are a combination of information and entertainment components that may include or control GPS navigation, traffic information, voice-activated telephone, climate control, rear seat entertainment, wireless Internet access, hard disk recording, MP3 playback and a premium branded audio system.  These systems include scaleable software to allow us to better serve a full range of vehicles from luxury through entry-level vehicles.  Future infotainment systems may also provide driver safety capabilities such as lane guidance, pre-crash emergency braking, adaptive cruise control and night vision.  Automotive also provides aftermarket products such as portable navigation devices (“PNDs”) to customers primarily in Europe.  Our PNDs leverage many of the successful technologies developed by our Automotive segment.

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

We experience seasonal fluctuations in sales and earnings.  Historically, our first quarter ending September 30 is generally the weakest due to the production schedules of our automotive customers and summer holidays in Europe.  Our sales and earnings may also vary due to customer acceptance of our products, the timing of new product introductions, product offerings by our competitors and general economic conditions.  Our reported sales and earnings may also fluctuate due to foreign currency exchange rates, especially the Euro.

On October 22, 2007, we announced that we entered into an agreement with Kohlberg Kravis Roberts & Co. L.P. (“KKR”), GS Capital Partners VI Fund, L.P. and its related funds, which are sponsored by Goldman, Sachs & Co. (“GSCP”) and companies formed by investment funds affiliated with KKR and GSCP, to terminate the merger agreement we had entered into with these parties in April 2007, without litigation or payment of a termination fee.  In connection with the settlement, we sold $400 million of our 1.25 percent Convertible Senior Notes due 2012 (“Notes”).

The Board determined that this settlement would permit the Company to better focus its time and attention on the Company’s operations and its ongoing restructuring efforts by avoiding the cost and distraction involved in potentially protracted litigation with KKR and GSSP regarding the termination of the merger agreement.  The proceeds from the sale of the Notes were used to repurchase an aggregate of 7,224,779 shares of our common stock through an accelerated share repurchase program.

Critical Accounting Policies

Our critical accounting policies are described under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2007 Form 10-K.  These policies include allowance for doubtful accounts, inventory valuation, goodwill, pre-production and development costs, warranty liabilities, income taxes, and stock-based compensation.  There have been no material changes to our critical accounting policies since June 30, 2007.  Also see Note 1, Summary of Significant Accounting Policies to our Consolidated Financial Statements included in our 2007 Form 10-K.

Summary of Operations

Sales

Our net sales for the quarter ended March 31, 2008 were $1.033 billion compared to $882.8 million in the same period last year, an increase of 17 percent.  For the nine months ended March 31, 2008, net sales were $3.045 billion compared to net sales of $2.640 billion in the same period last year, an increase of 15 percent.  Foreign currency translation contributed $76 million and $193 million, respectively, to the sales increase for the three and nine months ended March 31, 2008.  For the three months ended March 31, 2008, the increase in net sales was primarily due to increased shipments of infotainment systems to automotive customers and higher sales of products to support our audio professional customers. Consumer net sales were down 5 percent compared to the prior year primarily due to softer sales across multiple product categories and general economic weakness in North America and Europe.  For the nine months ended March 31, 2008, each of our three business segments reported higher sales when compared to the prior year period.  For the nine months ended March 31, 2008, the increase in net sales was primarily due to increased shipments of infotainment systems to automotive customers and higher sales of consumer and professional products to major distributors.

Presented below is a summary of our net sales by reporting segment:

($000s omitted)	Three months ended March 31,				Nine months ended March 31,
	2008	%	2007	%	2008	%	2007	%
Net sales:
Automotive	$769,700	74%	624,855	71%	$2,182,236	72%	1,858,156	70%
Consumer	112,635	11%	117,960	13%	415,825	13%	374,097	15%
Professional	150,333	15%	139,956	16%	447,179	15%	407,778	15%
Total	$1,032,668	100%	882,771	100%	$3,045,240	100%	2,640,031	100%

Automotive - Net sales for the quarter ended March 31, 2008 increased $144.8 million, or 23 percent, compared to the same period last year.  Foreign currency translation contributed approximately $63 million to the increase in sales.  Since a significant percentage of our automotive sales are to customers in Europe, our automotive segment incurs most of our foreign currency translation exposure.  Sales continued to be strong to key automotive customers including Chrysler, Hyundai, Audi and BMW.  Sales were higher to Chrysler to support the MyGig ramp-up and sales to Hyundai/Kia were higher to support the Genesis launch.  Infotainment system sales to BMW and Audi were higher due to the rollout of mid-level infotainment systems to BMW and to support the new Audi A4 and A5.  Also contributing to the increase in sales for the quarter were higher shipments to Toyota/Lexus primarily due to increased production for the new Sequoia launch. These increases were partially offset by lower sales to Daimler due to lower E-Class production and price reductions, lower aftermarket sales of PNDs and lower sales to Porsche due to reduced production.

Net sales for the nine months ended March 31, 2008 increased $324.1 million, or 17 percent, compared to the same period last year.  Foreign currency translation contributed approximately $160 million to the increase in sales.  The primary contributors were strong sales of our MyGig infotainment systems to Chrysler, higher sales to Hyundai/Kia to support the Genesis launch and higher sales of infotainment systems to Audi for the ramp-up of the Audi A4 and A5.  Sales to BMW were also higher due to increased production for the 3-Series and 1-Series vehicles and sales of audio systems to Toyota/Lexus were higher due to the launch of the new Sequoia.  These sales increases were partially offset by lower infotainment system sales to Daimler due to lower E-Class production and price reductions and lower aftermarket sales of PNDs.

Consumer - Net sales for the quarter ended March 31, 2008 decreased $5.3 million, or 5 percent, compared to the same period last year.  Foreign currency translation positively impacted sales approximately $9 million when compared to the prior year period.  Excluding currency translation, sales for the quarter ended March 31, 2008 were 12 percent lower when compared to the same period in the prior year. The decrease in net sales was primarily due to general economic weakness in North America and Europe and increased competition across multiple product categories.

Net sales for the nine months ended March 31, 2008 increased $41.7 million, or 11 percent, compared to the same period last year.  Foreign currency translation contributed approximately $24 million to sales compared to the prior year period.  The sales increase was primarily due to higher sales in Europe.  Multimedia sales were higher in Europe due to Onstage Micro and Harman Kardon home system sales.  Higher PND sales also contributed to the increase in sales over the prior year period.

Professional - Net sales for the quarter ended March 31, 2008 increased $10.4 million, or 7 percent, compared to the same period last year.  Foreign currency translation contributed approximately $4 million to the increase in sales compared to the prior year.  The increase in sales compared to the same period last year was primarily due to strong sales at AKG and Soundcraft/Studer.  AKG contributed to the increase with higher sales of headphones and Soundcraft/Studer reported higher digital mixing console and digital broadcast studio sales.

Net sales for the nine months ended March 31, 2008 increased $39.4 million, or 10 percent, compared to the same period last year.  Foreign currency translation contributed approximately $9 million to the increase in sales compared to the prior year.  Professional sales increased due to higher sales of our Soundcraft/Studer digital mixing console products and higher headphone sales at AKG.

Gross Profit

Gross profit as a percentage of net sales decreased to 25.3 percent for the quarter ended March 31, 2008 compared to 34.6 percent of sales in the same period last quarter.  Gross profit as a percentage of net sales decreased to 27.2 percent for the nine months ended March 31, 2008 compared to 34.6 percent of sales in the same period in the prior year. For the three and nine months ended March 31, 2008, the decrease in gross profit margins are primarily due to higher warranty and material costs in the Automotive segment.  Consumer gross margins were adversely affected by lower sales and increased competition.

Presented below is a summary of our gross profit by reporting segment:

($000s omitted)	Three months ended March 31,				Nine months ended March 31,
	2008	Percent of net sales	2007	Percent of net sales	2008	Percent of net sales	2007	Percent of net sales
Gross Profit:
Automotive	$179,963	23.4%	221,310	35.4%	$555,499	25.5%	661,470	35.6%
Consumer	23,650	21.0%	30,978	26.3%	100,291	24.1%	97,521	26.1%
Professional	58,770	39.1%	54,337	38.8%	174,792	39.1%	157,061	38.5%
Other	(1,250)	---	(1,250)	---	(3,750)	---	(3,750)	---
Total	$261,133	25.3%	305,375	34.6%	$826,832	27.2%	912,302	34.6%

Automotive – Gross profit as a percentage of net sales decreased 12.0 percentage points for the quarter ended March 31, 2008 compared to the same period in the prior year.  Gross profit as a percentage of net sales decreased 10.1 percentage points for the nine months ended March 31, 2008 compared to the same period in the prior year.  For the three and nine months ended March 31, 2008, the gross margin decline was due to higher warranty expenses, increased shipments of lower margin mid-level infotainment systems, higher material costs and lower PND margins.  For the three and nine months ended March 31, 2008, warranty costs increased $47.5 million and $57.7 million, respectively, compared to the same prior year periods.  The increases were primarily due to an engineering change made on a product that has been in production for a number of years.  Due to a supplier discontinuation, we implemented a new memory chip with existing software during the product’s life cycle.  Over time, the software and memory chip combination developed an incompatibility.

In April 2008, we became aware of a defect in a component of one of our automotive infotainment systems.  This defect could cause failure rates to exceed the experienced failure rate used to calculate our warranty liability.  Additional data is required before the failure rate can be verified.  A preliminary estimate of the range of the obligation has been computed, and the low end of the range is within that provided under our standard warranty accrual methodology.  As more information becomes available, this estimate will be updated, which may require us to increase the warranty liabilities for this issue.

Consumer – Gross profit as a percentage of net sales decreased 5.3 percentage points for the quarter ended March 31, 2008 compared to the same period in the prior year.  Gross profit as a percentage of net sales decreased 2.0 percentage points for the nine months ended March 31, 2008 compared to the same period in the prior year.  For the three and nine months, gross margins as a percentage of sales were lower due to the effect of pricing pressure in the multimedia market and general economic weakness in North America and Europe.

Professional – Gross profit as a percentage of net sales increased 0.3 percentage points for the three months ended March 31, 2008 compared to the same period in the prior year.  Gross profit as a percentage of net sales increased 0.6 percentage points for the nine months ended March 31, 2008 compared to the same period in the prior year.  For the three and nine months, gross margins as a percentage of sales increased primarily due to favorable mix of higher margin products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $267.7 million for the quarter ended March 31, 2008 compared to $203.1 million in the same period last year.  As a percentage of sales, SG&A increased 2.9 percentage points for the quarter ended March 31, 2008 compared to the same period in the prior year.  Foreign currency translation contributed approximately $15 million to the increase in SG&A expenses for the quarter compared to the same period last year. For the quarter, SG&A expenses include $33.3 million of restructuring costs to increase efficiency in manufacturing, engineering and administration, $14.0 million in higher research and development costs and a $3 million increase in stock option expense.  Including foreign currency effect, research and development costs were $104.1 million in the three months ended March 31, 2008 compared to $90.1 million in the same period last year.  Research and development costs primarily increased due to foreign currency translation and the significant number of product launches in process in fiscal year 2008.

For the nine-month period ended March 31, 2008, SG&A expenses were $731.2 million compared to $607.3 million in the same period last year. As a percentage of sales, SG&A increased 1.0 percentage point for the quarter ended March 31, 2008 compared to the same period in the prior year.  Foreign currency translation contributed approximately $29 million to the increase in SG&A expenses for the nine months compared to the same period last year.  For the nine months ended March 31, 2008, SG&A expenses also includes $34.1 million of restructuring costs, $13.8 million in merger-related costs associated with the termination of the proposed merger announced in April 2007, $29.3 million in higher research and development costs and $6.0 million in higher stock option expenses.  Including foreign currency effect, research and development costs were $292.3 million in the three months ended March 31, 2008 compared to $263.0 million in the same period last year. Research and development costs primarily increased due to foreign currency translation and the significant number of product launches in process in fiscal year 2008.

Presented below is a summary of SG&A expenses by reporting segment:

($000s omitted)	Three months ended March 31,				Nine months ended March 31,
	2008	Percent of net sales	2007	Percent of net sales	2008	Percent of net sales	2007	Percent of net sales
SG&A Expenses:
Automotive	$173,923	22.6%	129,203	20.7%	$467,183	21.4%	386,787	20.8%
Consumer	36,994	32.8%	29,251	24.8%	99,294	23.9%	85,542	22.9%
Professional	42,828	28.5%	35,480	25.4%	115,418	25.8%	101,031	24.8%
Other	13,989		9,118	---	49,258	---	33,981	---
Total	$267,734	25.9%	203,052	23.0%	$731,153	24.0%	607,341	23.0%

Automotive – SG&A expenses were $173.9 million for the quarter ended March 31, 2008 compared to $129.2 million in the same period last year.  As a percentage of sales, SG&A increased 1.9 percentage points for the quarter ended March 31, 2008 compared to the same period in the prior year. Foreign currency translation contributed approximately $12 million to the increase in SG&A expenses compared to last year. For the quarter, SG&A expenses include $19.4 million of restructuring costs to increase efficiency in manufacturing, engineering and administration.  SG&A expenses also increased due to higher research and development expenses.  Including foreign currency effect, research and development expenses for the quarter increased $13.7 million to $85.5 million, or 11.1 percent of sales, compared to $71.9 million, or 11.5 percent of sales, in the same prior year period.  Research and development costs were higher primarily due to foreign currency translation, increased headcount and higher engineering prototype and sample costs.

SG&A expenses were $467.2 million for the nine months ended March 31, 2008 compared to $386.8 million in the same period last year.  As a percentage of sales, SG&A increased 0.6 percentage points for the quarter ended March 31, 2008 compared to the same period in the prior year. Foreign currency translation contributed approximately $23 million to the increase in SG&A expenses for the nine months compared to the same prior year period. For the nine months ended March 31, 2008, SG&A expenses also include $20.1 million of restructuring costs and $27.6 million of higher research and development expenses.  Including foreign currency effect, research and development expenses for the nine months were $238.0 million or 10.9 percent of sales, compared to $210.4 or 11.3 percent of sales, for the same period in the prior year.  Research and development costs primarily increased due to higher external services and engineering prototype and sample costs due to the significant number of infotainment products in development during fiscal 2008.

Consumer – SG&A expenses were $37.0 million for the quarter ended March 31, 2008 compared to $29.3 million in the same period last year.  As a percentage of sales, SG&A increased 8.0 percentage points for the quarter ended March 31, 2008 compared to the same period in the prior year.  Foreign currency translation contributed approximately $2 million to the increase in SG&A expenses compared to the same prior year period. SG&A expenses were $99.3 million for the nine months ended March 31, 2008 compared to $85.5 million in the same period last year. As a percentage of sales, SG&A increased 1.0 percentage points for the quarter ended March 31, 2008 compared to the same period in the prior year.  Foreign currency translation contributed approximately $3 million to the increase in SG&A expenses compared to the same prior year period. For the three and nine months, SG&A expenses increased primarily due to restructuring costs and higher selling expenses to support sales promotions.  For the three and nine months, restructuring charges of approximately $6 million were incurred for termination of a distributor in Europe and North America restructuring.

Including foreign currency effect, for the three and nine month periods ended March 31, 2008, research and development expenses were $8.6 million and $26.1 million, respectively.  In the same periods last year research and development expenses were $8.8 million and $26.0 million, respectively.

Professional – SG&A expenses were $42.8 million for the quarter ended March 31, 2008 compared to $35.5 million in the same period last year.  As a percentage of sales, SG&A increased 3.1 percentage points for the quarter ended March 31, 2008 compared to the same period in the prior year.   Foreign currency translation contributed approximately $1 million to the increase in SG&A expenses compared to the same prior year period.  SG&A expenses were $115.4 million for the nine months ended March 31, 2008 compared to $101.0 million in the same period last year.  Foreign currency translation contributed approximately $2 million to the increase in SG&A expenses compared to the same prior year period.  For the three and nine months, SG&A expenses increased primarily due to restructuring charges and selling expenses. Restructuring charges of approximately $6 million were incurred for severance costs associated with the relocation of manufacturing operations from the Northridge, California facility to the Tijuana, Mexico facility.  Selling expenses increased to support higher sales volume. Including foreign currency effect, for the three and nine months periods ended March 31, 2008, research and development expenses were $9.9 million and $28.0 million, respectively.  In the same periods last year research and development expenses were $9.4 million and $26.4 million, respectively.

Other – Corporate SG&A expenses for the three and nine months ended March 31, 2008 increased $4.9 million and $15.3 million, respectively, compared to the same periods last year.  For the three months ended March 31, 2008, SG&A expenses increased due to restructuring costs associated with the consolidation of our corporate headquarters, higher compensation costs and stock option expenses.  These increases were partially offset by lower advertising costs.  For the nine months ended March 31 2008, SG&A expenses were higher primarily due to costs associated with the merger announced April 2007 and the subsequent merger termination.  Higher compensation and stock option costs also contributed to the increase, partially offset by lower advertising costs and the reversal of an accrual for an unasserted claim that is no longer probable.

Operating Income (Loss)

Operating loss for the quarter ended March 31, 2008 was $6.6 million or 0.6 percent of sales compared to operating income of $102.3 million or 11.6 percent of sales in the same period last year.  Operating income for the nine months ended March 31, 2008 was $95.7 million or 3.1 percent of sales compared to $305.0 million or 11.6 percent of sales in the same prior year period.  The decrease in operating income for the three and nine months was driven primarily by restructuring charges, higher warranty costs, lower Consumer and Automotive margins and higher research and development expenses.

Interest Expense, Net

Interest expense, net, for the three and nine months ended March 31, 2008 was $1.6 million and $5.9 million, respectively.  In the same periods last year, net interest expense was $0.3 million and $1.0 million, respectively.  For the quarter, interest expense, net, included $3.7 million of gross interest expense and $2.1 million of interest income.  For the same period in the prior year, interest expense, net, included $2.4 million of gross interest expense and interest income was $2.1 million.  For the nine months ended March 31, 2008, interest expense, net, included $11.3 million of gross interest expense and $5.4 million of interest income.  For the same period last year, interest expense, net, included $7.1 million of gross interest expense and interest income was $6.1 million.

Weighted average borrowings outstanding were $575.9 million for the quarter ended March 31, 2008 compared to $176.0 million for the same period in the prior year, reflecting the issuance of $400 million of convertible notes in the second quarter of fiscal 2008.  Weighted average borrowings outstanding were $385.4 million for the nine months ended March 31, 2008 compared to $175.3 million for the same period in the prior year.

The weighted average interest rate on borrowings was 2.7 percent for the quarter ended March 31, 2008 and 4.3 percent for the nine months ended March 31, 2008.  The weighted average interest rates for the comparable periods in the prior year were 5.4 percent and 5.4 percent, respectively.  The weighted average interest rate decreased primarily due to the issuance of the convertible notes that bear interest at 1.25 percent per annum.

Miscellaneous Expenses, net

Miscellaneous expenses, net were $1.8 million for the quarter ended March 31, 2008 and $3.4 million for the nine months ended March 31, 2008 compared to $0.5 million and $1.9 million, respectively, in the same periods last year.  Miscellaneous expenses, net primarily consists of bank charges.

Income Taxes

Income tax benefit for the quarter ended March 31, 2008 was $7.3 million compared to $30.9 million income tax expense for the same period last year.  The effective tax rate for the three months ended March 31, 2008 was 72.6 percent compared to 30.5 percent in the prior year period.  The effective tax rate is uncharacteristically higher due to a relatively small net loss in the current period. The effective tax rate also includes a $1.0 million benefit related to a change in German tax law which lowered the German effective tax rate and a $3.4 million benefit from the previously unrecorded tax benefits.  Income tax expense for the nine months ended March 31, 2008 was $11.0 million, compared to $94.4 million for the same period last year.  The effective tax rate for the nine months ended March 31, 2008 of 12.7 percent was lower than the comparable prior period rate of 31.2 percent due to the realization of $5.7 million of previously unrecognized tax benefits resulting from the effective settlement of a German tax audit.  The effective tax rate for the nine months ended March 31, 2008, was also lower due to a $6.6 million benefit related to a change in German tax law which lowered the German effective tax rate and a $1.1 million benefit from the previously non-deductible merger costs.  The termination of the merger agreement allowed merger costs to be deductible in the second quarter.

Financial Condition

Liquidity and Capital Resources

We primarily finance our working capital requirements through cash generated by operations, trade credit and borrowings under our revolving credit facility.  Cash and cash equivalents were $131.3 million at March 31, 2008 compared to $106.1 million at June 30, 2007.  During the nine-month period ended March 31, 2008, cash was used to make tax payments, primarily in Germany, invest in our manufacturing facilities and retire senior debt.  The proceeds received from the $400 million convertible debt issued in October 2007 were used to repurchase shares of our common stock.

We will continue to have cash requirements to support seasonal working capital needs, capital expenditures, interest and principal payments, dividends, stock and debt repurchases, and to fund restructuring programs.  We intend to use cash on hand, cash generated by operations and borrowings under our revolving credit facility to meet these requirements.  We believe that cash from operations and our borrowing capacity will be adequate to meet our cash requirements over at least the next twelve months.  Following is a more detailed discussion of our cash flow activities during the nine months ended March 31, 2008.

Operating Activities

For the nine months ended March 31, 2008, our cash flows from operations were $143.0 million compared to $38.3 million during the same period last year.  The increase in operating cash flows was primarily due to reduced investments in working capital, offset by tax payments, primarily in Germany.

At March 31, 2008, net working capital, excluding cash and short term debt, was $424.9 million compared to $329.9 million at June 30, 2007.  The $95.0 million increase was primarily due to higher accounts receivable due to higher sales, a decrease in taxes payable due to tax payments, primarily in Germany, and a decrease in accounts payable due to the timing of vendor payments.

Investing Activities

Net cash used in investing activities was $99.3 million for the nine months ended March 31, 2008 compared to $89.7 million in the same period last year.  We had capital expenditures of $89.9 million during the nine months ended March 31, 2008 compared to $84.4 million for the same period last year.

Financing Activities

In the nine months ended March 31, 2008, we used $400 million to repurchase 7,135,266 shares of our common stock under two separate accelerated share repurchase agreements.  Since the inception of our share repurchase program in June 1998 and including the shares acquired under the accelerated share repurchase agreements, we have acquired and placed into treasury 25,333,348 shares.

Our total debt at March 31, 2008 was $463.1 million, primarily comprised of $60.0 million of borrowings under our revolving credit facility and $400.0 million of 1.25 percent Convertible Senior Notes due in 2012.  Also included in total debt are capital leases and other borrowings of $3.1 million.

We are party to a $300 million committed multi-currency revolving credit facility with a group of banks.  This facility expires in June 2010.  At March 31, 2008, we had borrowings of $60.0 million and outstanding letters of credit of $5.5 million under this facility.  Unused availability under the revolving credit facility was $234.5 million at March 31, 2008.

On October 23, 2007, we issued $400 million of 1.25 percent Convertible Senior Notes due 2012.  The initial conversion rate is 9.6154 shares of common stock per $1,000 principal amount of Notes (which is equal to an initial conversion price of approximately $104 per share). The conversion rate is subject to adjustment in specified circumstances as described in the indenture for the Notes.  The Notes are convertible under the specified circumstances set forth in the indenture for the Notes.

Upon conversion, a holder will receive in respect of each $1,000 of principal amount of Notes to be converted (A) an amount in cash equal to the lesser of (1) $1,000 or (2) the conversion value, determined in the manner set forth in the indenture for the Notes and (B) if the conversion value per Note exceeds $1,000, the Company will also deliver, at its election, cash or common stock or a combination of cash and common stock for the conversion value in excess of $1,000.

The indenture related to the Notes contains a settlement provision commonly referred to as a “net share settlement.”  Net share settlements are currently under review by the FASB.  If FASB adopts the proposed new accounting standard, we would incur higher interest expense and lower earnings per share.

Our long-term debt agreements contain financial and other covenants that, among other things, limit our ability to incur additional indebtedness, restrict subsidiary dividends and distributions, limit our ability to encumber certain assets and restrict our ability to issue capital stock of our subsidiaries.  Our long-term debt agreements permit us to pay dividends or repurchase our capital stock without any dollar limitation provided that we would be in compliance with the financial covenants in our revolving credit facility after giving effect to such dividend or repurchase.  At March 31, 2008, we were in compliance with the terms of our long-term debt agreements.

Equity

Total shareholders’ equity at March 31, 2008 was $1.299 billion compared with $1.494 billion at June 30, 2007.  The decrease is primarily due to the repurchase of 7,135,266 shares partially offset by net income of $76.1 million and favorable foreign currency translation increase of $106.9 million. As a result of the implementation of FIN 48, we recognized a $6.9 million reduction to our unrecognized tax benefit.  The $6.9 million reduction was included in our balance sheet as an adjustment to the July 1, 2007 retained earnings.

Business Outlook

We expect sales growth to moderate, as the impact of the economic slowdown in North America and Europe has negatively impacted consumer discretionary spending. Our outlook could also be affected by the potential impact of changes in currency exchange rates (primarily the Euro compared to the U.S. Dollar) which may result in reduced sales of European produced cars in the U.S.

Engineering costs will continue to run higher than previously expected into the 2009 fiscal year, but are anticipated to be lower than fiscal year 2008, in order to support the 13 new product launches during the current fiscal year and next -- for which we had underestimated the magnitude and complexity.  We originally planned for a decline in engineering costs in the second half of the fiscal year.  However, our efforts to ensure the timely launch of customer programs will cause us to incur additional engineering expense during the current fiscal year.

In addition to the previously announced increase in material costs expected for the 2008 fiscal year related to delayed implementation of planned material cost improvements, we are also incurring additional raw material price increases due to fuel and transportation cost increases.  We incurred significant incremental warranty related expenses.  These unanticipated warranty expenses were primarily related to the incompatibility of our existing software with the substituted memory chip and quality issues with certain components from some of our suppliers.  Estimated warranty liabilities are based upon past experiences with similar types of products, the technological complexity of certain products, replacement cost and other factors.  If our estimates of warranty provisions are no longer adequate based upon analysis of current activity, incremental provisions are recorded.  We take these factors into consideration when assessing the adequacy of our warranty provisions for periods still open to claim.

We are focusing on improving our global footprint, cost structure, technology portfolio, human resources and internal processes.  During the fiscal third quarter our actions on these new initiatives included the planned closure of our automotive manufacturing facilities in Northridge, California and Martinsville, Indiana, the planned closure of our consumer manufacturing facility in Bedford, Massachusetts, the consolidation of our corporate headquarter functions to Stamford, Connecticut and the migration of some portion of our professional division manufacturing functions in Northridge, California.  These projects are expected to impact over 1,000 jobs and projected to result in net reduction of over 300 positions. The benefits from these programs are expected to begin over the next four quarters, contingent upon our ability to effectively manage the risks associated with these restructuring and cost migration initiatives.  We anticipate the opening of our infotainment plant in Suzhou, China in the 2009 fiscal year and expansion of our manufacturing facility in Hungary.  These are the first of multiple actions to improve our cost structure while shifting some resources to other sites in both mature and emerging markets.

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

Interest Rate Sensitivity/Risk

At March 31, 2008, interest on approximately 85 percent of our borrowings was determined on a fixed-rate basis.  The interest rates on the balance of our debt are subject to changes in U.S. and European short-term interest rates.  To assess exposure to interest rate changes, we have performed a sensitivity analysis assuming a hypothetical 100 basis point increase or decrease in interest rates across all outstanding debt and investments.  Our analysis indicates that the effect on net income at March 31, 2008 of such an increase or decrease in interest rates would be less than $0.1 million.

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

Changes in currency exchange rates, principally the change in the value of the Euro compared to the U.S. Dollar have an impact on our reported results when the financial statements of foreign subsidiaries are translated into U.S. Dollars.  Over half of our sales are denominated in Euros.  Currency translation for the Euro versus the U.S. Dollar had a significant impact on earnings for the nine months ended March 31, 2008 compared to same prior year period due to the strengthening of the Euro relative to the U.S. Dollar.  The average exchange rate for the Euro versus the U.S. Dollar for the nine months ended March 31, 2008 increased 11.6 percent from the same period in the prior year.

To assess exposure to changes in currency exchange rates, we prepared an analysis assuming a hypothetical 10 percent change in currency exchange rates across all currencies used by our subsidiaries.  This analysis indicated that a 10 percent increase or decrease in exchange rates would have increased or decreased income before income taxes by approximately $9 million for the nine months ended March 31, 2008.

Competitive conditions in the markets in which we operate may limit our ability to increase prices in the event of adverse changes in currency exchange rates.  For example, certain products made in Europe are sold in the U.S.  Sales of these products are affected by the value of the U.S. Dollar relative to the Euro.  Any continued weakening of the U.S. Dollar could depress the demand for these Europe manufactured products in the U.S. and reduce sales.  However, due to the multiple currencies involved in our business and the netting effect of various simultaneous transactions, our foreign currency positions are partially offsetting.  In addition, our foreign currency hedging program attempts to limit our exposure.

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

On January 16, 2008, the Kim Plaintiff filed an amended complaint.  The amended complaint, which extended the Class Period through January 11, 2008, contended that, in addition to the violations alleged in the original complaint, the Company also violated Sections 10(b) and 20(a) and Rule 10b-5 by knowingly failing to disclose “significant problems” relating to its personal navigation device (“PND”) “sales forecasts, production, pricing, and inventory” prior to January 14, 2008.  The amended complaint claimed that when “Defendants revealed for the first time on January 14, 2008 that shifts in PND sales would adversely impact earnings per share by more than $1.00 per share in fiscal 2008,” that led to a further decline in the Company’s share value and additional losses to the plaintiff class.

On February 15, 2008, the Court ordered the consolidation of the Kim action with Boca Raton General Employees’ Pension Plan v. Harman International Industries, Incorporated, et al. (“Boca”), the administrative closing of Boca, and designated the short caption of the consolidated action as In re Harman International Industries Inc. Securities Litigation, civil action no. 1:07-cv-01757 (RWR).  That same day, the Court appointed Arkansas Public Retirement System as Lead Plaintiff and approved the law firm Cohen, Milstein, Hausfeld and Toll, P.L.L.C. to serve as Lead Counsel.

On March 24, 2008, the Court ordered, for pretrial management purposes only, the consolidation of Patrick Russell v. Harman International Industries, Incorporated, et al. with In re Harman International Industries Inc. Securities Litigation.

On May 2, 2008, Lead Plaintiff filed a Consolidated Class Action Complaint (the “Consolidated Complaint”).  The Consolidated Complaint, which extends the Class Period through February 5, 2008, contends that the Company and certain of its officers and directors violated Sections 10(b) and 20(a) and Rule 10b-5 by issuing false and misleading disclosures regarding the Company’s financial condition in fiscal 2007 and fiscal 2008.  In particular, the Consolidated Complaint alleges that defendants knowingly or recklessly failed to disclosure material adverse facts about MyGIG radios, PNDs and the company’s capital expenditures.  The Consolidated Complaint alleges that when the Company’s true financial condition became known to the market, the price of the Company’s stock declined significantly, causing losses to the plaintiff class.

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

On February 15, 2008, the Court ordered the consolidation of the Boca action with Cheolan Kim v. Harman International Industries, Incorporated, et al., and designated the short caption of the consolidated action as In re Harman International Industries Inc. Securities Litigation, civil action no. 1:07-co-01757 (RAWER). That same day, the Court ordered the administrative closing of Boca.

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

On March 24, 2008, the Court ordered, for pretrial management purposes only, the consolidation of Patrick Russell v. Harman International Industries, Incorporated, et al. with In re Harman International Industries Inc. Securities Litigation.

We believe the lawsuit, which is still in its earliest stages, is without merit and we intend to vigorously defend against it.

Siemens vs. Harman Becker Automotive Systems GmbH.

In October 2006 Harman Becker received notice of a complaint filed by Siemens AG against it with the Regional Court in Dusseldorf in August 2006 alleging that certain of Harman Becker infotainment products including both radio receiver and Bluetooth hands free telephony functionality, infringe upon a patent owned by Siemens.  In November 2006 Harman Becker filed suit with the German patent office in Munich to nullify the claims of this patent.

On September 18, 2007, the court of first instance in Dusseldorf ruled that the patent in question had been infringed and ordered Harman Becker to cease selling the products in question in Germany, and to compile and submit data to Siemens concerning its prior sales of such products.  Harman Becker has appealed that ruling.

Despite the pending proceedings, Siemens AG provisionally enforced the ruling against Harman Becker.  Accordingly, Harman Becker ceased selling aftermarket products covered by the patent in Germany, and has submitted the required data to Siemens AG.

A hearing is scheduled in June 2008 in the German Federal Patent Court with respect to Harman Becker’s lawsuit seeking to nullify the claims of the patent in question.  The Company believes Siemens’ patent is invalid on several grounds, and anticipates that the German Patent Court should nullify its claims totally or in part.  In either instance, the ruling of the court of first instance as to Harman Becker’s infringement would become void, and Siemens may in addition be required to compensate Harman Becker for damages suffered as a result of it ceasing to sell the products as the result of the Dusseldorf court’s order.

We intend vigorously to defend this lawsuit.

While the outcome of any of the legal proceedings described above cannot at this time be predicted with certainty, we do not expect these matters will materially affect our financial condition or results of operations.

Other Legal Actions

At March 31, 2008, we were involved in several other legal actions.  The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial position or results of operations.

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

The risk factors applicable to Harman as a stand alone company included in Item 1A “Risk Factors – Risks Related to Harman” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 are supplemented to include the following:

We are engaged in ongoing litigation and may be the subject of additional litigation that may result in payments to third parties, which could harm our business and financial results.

As more fully described in Part II, Item 1 “Legal Proceedings,” of this report, we are currently involved in litigation arising out of or relating to the events leading up to the termination of the proposed acquisition of the Company in October 2007 or any earnings guidance provided by the Company.  In addition, additional similar litigation has been and may be initiated against us and others based on the alleged activities and disclosures at issue in the pending litigation.  We cannot predict the outcome of any such proceeding or the likelihood that further proceedings will be instituted against us.  In the event that there is an adverse ruling in any legal proceeding, we may be required to make payments to third parties that could harm our business or financial results. Furthermore, regardless of the merits of any claim, the continued maintenance of these legal proceedings may result in substantial legal expense and could also result in the diversion of our management's time and attention away from our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our repurchases of common stock for each month in the third quarter of fiscal 2008:

Issuer Purchases of Equity Securities
	Total number of shares purchased		Average price paid per share		Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

January 1, 2008 through January 31, 2008						1,801,918
February 1, 2008 through February 29, 2008	288,000	(1)	$42.29	(1)	288,000	1,801,918
March 1, 2008 through March 31, 2008	2,071,717	(1)	43.50	(1)	2,071,717	1,801,918
	2,359,717		43.00	(1)	2,359,717	1,801,918	(2)

(1) These shares were acquired under separate accelerated share repurchase (“ASR”) agreements entered into on October 30, 2007 with two financial institutions as a result of a purchase price adjustment.  Our intention to enter into the ASR agreements was first announced on October 22, 2007. The price adjustment was paid, at our option, in shares.  For additional information, see the Current Report on Form 8-K filed by the Company on October 31, 2007 and Note 17, Accelerated Share Repurchase, to our consolidated financial statements included in this report.

(2)  Our share repurchase program was first publicly announced on June 16, 1998.  In August 2005, the Board authorized the purchase of up to an additional four million shares, bringing the total authorized to 20 million shares.  In October 2007, the Board authorized the repurchase of (1) an initial amount of 4,755,549 shares of common stock under separate ASR agreements and (2) additional shares payable to us under the ASR agreements based on a purchase price adjustment in February 2008.  The total number of shares repurchased under our share repurchase program and the ASR agreements through March 31, 2008 was 25,333,348.

For a description of limitations on repurchases of shares and on the payment of dividends, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K

10.1	Form of Amended and Restated Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan Nonqualified Performance Stock Option Agreement for Officers and Key Employees.

10.2	Employment Agreement dated December 11, 2007 between the Company and Richard S. Sorota.

10.3	Employment Agreement dated January 11, 2008 between the Company and John Stacey.

10.4	Letter Agreement, dated May 2, 2008, between Harman International Industries, Incorporated and Kevin L. Brown (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2008, Commission File No. 001-09764, and hereby incorporated by reference).

10.5	Letter Agreement, dated May 2, 2008, between Harman International Industries, Incorporated and Herbert Parker (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2008, Commission File No. 001-09764, and hereby incorporated by reference).

31.1	Certification of Dinesh C. Paliwal pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin L. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dinesh C. Paliwal and Kevin L. Brown, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harman International Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harman International Industries, Incorporated
(Registrant)

Date: May 12, 2008	By: /s/ Kevin L. Brown
Kevin L. Brown Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)