Form 10-K
period 2008-06-30
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2008-08-29
CIK 800459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-K
_____________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008
Commission File Number 001-09764
_____________
Harman International Industries, Incorporated
(Exact Name of Registrant as Specified in Its Charter)
_____________

Delaware	11-2534306
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1101 Pennsylvania Ave., N.W., Suite 1010,
Washington, D.C.	20004
(Address of Principal Executive Offices)	(Zip Code)

Registrants telephone number, including area code:  (202) 393-1101

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
_____________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes      No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes      No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer,  accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☒	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes      No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2007 (the last business day of the registrants most recently completed second fiscal quarter) was $4,086,996,306 based upon the closing price of the shares on the New York Stock Exchange on that date.

Indicate the number of shares outstanding of each of the registrants classes of common stock, as of the latest practicable date: 58,530,066 shares of common stock, par value $.01 per share, as of August 28, 2008

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrants definitive Proxy Statement relating to the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III.

INDEX

			Page

ForwardLooking Statements			i

Part I
Item	1.	Business	1
Item	1A.	Risk Factors	9
Item	1B.	Unresolved Staff Comments	14
Item	2.	Properties	15
Item	3.	Legal Proceedings	16
Item	4.	Submission of Matters to a Vote of Security Holders and Executive Officers of the Registrant	19

Part II
Item	5.	Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20
Item	6.	Selected Financial Data	22
Item	7.	Managements Discussion and Analysis of Financial Condition and Results of Operations	22
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	37
Item	8.	Financial Statements and Supplementary Data	39
Item	9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	78
Item	9A.	Controls and Procedures	78
Item	9B.	Other Information	79

Part III
Item	10.	Directors, Executive Officers and Corporate Governance	79
Item	11.	Executive Compensation	79
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	79
Item	13.	Certain Relationships and Related Transactions, and Director Independence	79
Item	14.	Principal Accounting Fees and Services	79

Part IV
Item	15.	Exhibits and Financial Statement Schedules	80

Signatures			85

The page numbers in this Table of Contents reflect actual page numbers, not EDGAR page tag numbers.

References to Harman International, the Company, we, us and our in this Form 10-K refer to Harman International Industries, Incorporated and its subsidiaries unless the context requires otherwise.

Index

ForwardLooking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). You should not place undue reliance on these statements. Forward-looking statements include information concerning possible or assumed future results of operations, capital expenditures, the outcome of pending legal proceedings and claims, goals and objectives for future operations, including descriptions of our business strategies and purchase commitments from customers. These statements are typically identified by words such as believe, anticipate, expect, plan, intend, estimate and similar expressions. We base these statements on particular assumptions that we have made in light of our industry experience, as well as our perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read and consider the information in this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. In light of these risks and uncertainties, we cannot assure you that the results and events contemplated by the forward-looking statements contained in, or incorporated by reference into, this report will in fact transpire.

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

our ability to successfully implement our strategic initiatives and to achieve the intended benefits of those initiatives;

automobile industry sales and production rates and the willingness of automobile purchasers to pay for the option of a premium audio system and/or a multi-function infotainment system;

changes in consumer confidence and spending;

changes in interest rates and the availability of financing affecting consumer spending;

fluctuations in currency exchange rates and other risks inherent in international trade and business transactions;

warranty obligations for defects in our products;

our ability to satisfy contract performance criteria, including our ability to meet technical specifications and due dates on our new automotive platforms;

our ability to design, engineer and manufacture our products profitably under our long-term supply arrangements with automakers;

the loss of one or more significant customers, including our automotive manufacturer customers, or the loss of a significant platform with an automotive customer;

competition in the automotive, consumer or professional markets in which we operate, including pricing pressure in the market for personal navigation devices (PNDs);

our ability to achieve cost reductions and other benefits in connection with our restructuring program of our manufacturing, engineering and administrative organizations;

model-year changeovers in the automotive industry;

our ability to enforce or defend our ownership and use of intellectual property;

our ability to maintain a competitive technological advantage within the systems, services and products we provide into the market place;

our ability to effectively integrate acquisitions made by our Company or manage restructuring and cost migration initiatives;

i

Index

ForwardLooking Statements (continued)

strikes, work stoppages and labor negotiations at our facilities, or at a facility of one of our significant customers; or work stoppages at a common carrier or a major shipping location;

commodity price fluctuations;

the outcome of pending or future litigation and other claims, including, but not limited to the current stockholder and ERISA lawsuits or any claims or litigation arising out of our business, labor disputes at our facilities and those of our customers or common carriers;

changes in general economic conditions; and

world political stability.

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results, results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. As a result, the foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission.  For additional information regarding certain factors that may cause our actual results to differ from those expected or anticipated, see the information under the caption Risk Factors which is located in Item 1A of Part I of this report.

ii

Index

Part I

Item 1.  Business

We believe we are a worldwide leader in the development, manufacture and marketing of high-quality, high fidelity audio products and electronic systems. We have developed, both internally and through a series of strategic acquisitions, a broad range of product offerings sold under renowned brand names in our principal markets. We also believe that we are a leader in digitally integrated infotainment systems for the automotive industry.  Our JBL, Infinity, Harman/Kardon, Mark Levinson and Becker brand names are well known worldwide for premium quality and performance. We have built these brands by developing our engineering, manufacturing and marketing competences and have employed these resources to establish our Company as a worldwide leader in the markets we serve.

We report our business on the basis of three segments: Automotive, Consumer and Professional. For additional information about these segments, see Managements Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of Part II of this report and Note 17, Business Segment Data, to our consolidated financial statements located in Item 8 of Part II of this report.

Our Automotive segment designs, manufactures and markets audio, electronic and infotainment systems for vehicle applications primarily to be installed as original equipment by automotive manufacturers. Our automotive products are marketed worldwide under brand names including JBL, Infinity, Mark Levinson, Harman/Kardon, Logic 7, Lexicon and Becker. Through engineering and supply arrangements, our premium audio systems and infotainment product offerings are sold to a number of global automotive manufacturers including Daimler, the BMW Group, Toyota/Lexus, Audi/VW, Chrysler, Porsche, Land Rover, Hyundai, and PSA Peugeot Citron. We also produce a Harman/Kardon branded infotainment system for Harley-Davidson touring motorcycles. Our infotainment systems are a combination of information and entertainment components that may include or control GPS navigation, traffic information, voice-activated telephone and climate control, rear seat entertainment, wireless Internet access, hard disk recording, MP3 playback and a high-end branded audio system.  Our Automotive segment also produces personal navigation devices (PNDs) that are primarily sold in Europe.

Our Consumer segment designs, manufactures and markets audio and electronic systems for home, mobile and multimedia applications. Our Consumer home products and systems are marketed worldwide under brand names including JBL, Infinity, Harman/Kardon, Lexicon, Mark Levinson, Revel and AKG. Our audio and electronic systems are recognized throughout the world for superior sound quality and high performance. Our home product applications include systems to provide high-quality audio throughout the home and our mobile products include an array of aftermarket systems to deliver audio entertainment and navigation in the vehicle. Our home and mobile audio and electronic products are offered primarily through audio/video specialty stores and retail chain stores such as Best Buy, MediaMarkt and Fnac.  Our branded audio products for multimedia applications are primarily designed to enhance sound for Apples iPods and iPhones, computers and other MP3 players and are sold in retail stores such as the Apple stores, Best Buy, Target and MediaMarkt.

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

Index

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

Our results of operations depend on our sales of audio products and electronic systems in the automotive, consumer and professional markets. Our products are sold worldwide, with the largest markets being the United States and Germany. A significant portion of our net sales are denominated in Euros.

We believe growth opportunities continue to exist with automotive manufacturers through an increase in the number of models offering our audio, navigation and infotainment systems, supply agreements with additional automakers, increases in per-vehicle content through the provision of integrated infotainment and premium branded audio systems, higher penetration levels of audio and infotainment systems within existing models and providing systems that will include additional functionality such as driver assist safety measures. We believe growth opportunities exist in the consumer electronics market due to expansion in emerging markets, such as China, India and Russia, and through opportunities to leverage brand strength in growing categories in home installations.  We also believe growth opportunities exist in the professional markets as we expect our HiQnet system protocol to allow us to capitalize on these opportunities as this technology simplifies the interaction of our products and provides users with an incentive to purchase complete HiQnet compatible systems.

Harman International Industries, Incorporated was incorporated in Delaware in 1980.

Products

Automotive

We believe that we are a leader in developing and manufacturing high-quality, high fidelity, digitally-integrated infotainment systems and premium branded audio systems for automobiles.

The automotive market is currently experiencing strong demand for information and entertainment in the car. We have developed leading technical competencies to address this demand. Our infotainment systems are a combination of information and entertainment components that may include or control GPS navigation, traffic information, voice-activated telephone and climate control, rear seat entertainment, wireless Internet access, hard disk recording, MP3 playback and a high-end branded audio system.  In fiscal 2008, we supplied infotainment systems for vehicles manufactured by Mercedes-Benz, BMW, Porsche, Audi, Hyundai, Chrysler and SsangYong Motor.  Our business objective is to maintain our leadership position in the infotainment business.

Index

We continue to leverage our expertise in the design and manufacture of premium branded audio systems, as well as the reputation for quality associated with our JBL, Infinity, Harman/Kardon, Mark Levinson and Lexicon brand names. As a result of our well-established relationships with automobile manufacturers, our engineers are engaged early in the vehicle design process to develop systems that optimize acoustic performance and minimize weight and space requirements. Our Infinity branded car audio systems are offered by Chrysler.  Daimlers Mercedes-Benz division, the BMW Group, Land Rover, Porsche, GM and Saab provide Harman/Kardon branded audio systems in their vehicles. Our premium Mark Levinson digital audio system is offered by Lexus.  Lexicon branded audio systems are standard on Rolls Royce vehicles and offered as an option on Hyundais new Genesis sedan.  Toyota and PSA Peugeot Citron offer our JBL branded audio systems.  Hyundai Motor Company and Kia Motor Company also offer our JBL and Infinity branded audio systems in the Korean and United States markets, respectively.

In the future, we expect our infotainment systems will also provide driver assist capabilities such as pre-crash emergency braking, full speed adaptive cruise control, sleep guarding, lane departure warnings and night vision.

Consumer

We manufacture loudspeakers under the JBL, Infinity, Harman/Kardon and Revel brand names for the consumer home audio market. These loudspeaker lines include models designed for two-channel stereo and multi-channel surround sound applications for the home and in a wide range of performance choices, including floor standing, bookshelf, powered, low frequency, in-wall, wireless and all-weather as well as in styles and finishes ranging from high gloss lacquers to genuine wood veneers. The JBL and Infinity product lines also include car loudspeakers, amplifiers and subwoofers sold in the aftermarket as well as marine speakers intended for use on boats.

We also offer a broad range of consumer audio electronics under the Harman/Kardon, Mark Levinson and Lexicon brand names. Our Harman/Kardon home electronics line includes audio/video receivers featuring Logic 7, Dolby Digital and DTS surround sound processing capabilities and multi-channel amplifiers, DVD players and CD players. We design high-end electronics, including amplifiers, digital signal processors, compact disc players and transports and surround sound processors that we market under the renowned Mark Levinson brand. We believe that we are a leader in the design and manufacture of high-quality home theater surround sound processors and amplifiers under the Lexicon name. Lexicon was a pioneer in the development of digital signal processors for the professional audio market.  We have successfully leveraged Lexicons professional audio expertise to produce premier consumer products.

In the multimedia market, we offer branded iPod docking devices such as JBL On Stage TM , JBL Onstage TM Micro, JBL Radial TM, Harman/Kardon Go +Play TM, and PC related devices such as JBL Creature TM II, JBL Duet TM, and Harman/Kardon Soundsticks II.  We also offer a variety of headphone devices.  Our products add greater functionality for computers and the Apple iPod, iPhone and other MP3 players.

Index

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

Our Professional electronic products are recognized for high quality and reliability. We market these products on a worldwide basis under various trade names, including Crown, Soundcraft, Lexicon, DigiTech, AKG, BSS, dbx and Studer. These products are often sold in conjunction with our JBL Professional loudspeakers and certain products, such as Crown amplifiers, are integrated into JBL loudspeakers.

We produce sound mixing consoles ranging from automated multi-track consoles for professional recording studios to compact professional mixers for personal recording, home studios and sound reinforcement. Our consoles are sold to four main market areas: sound reinforcement, recording studios, broadcast studios and musical instrument dealers. Our mixing consoles are sold primarily under the Soundcraft and Studer brands. We produce many types of signal processing products, equalizers, and special effects devices that are used in live sound applications and in recording studios to produce sound effects and refine final mixes. These products are sold under the Lexicon, DigiTech, dbx and BSS brand names.

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

Index

Manufacturing

We believe that our manufacturing capabilities are essential to maintaining and improving product quality and performance. Our manufacturing facilities are located in North America, Europe and Asia.

Our Automotive manufacturing facilities in Europe are located in Germany, the United Kingdom, Sweden, France and Hungary.  Our European facilities are primarily used to manufacture infotainment systems and automotive navigation and audio systems. In North America, we manufacture loudspeakers in Kentucky and Mexico and manufacture electronics in California, Kentucky and Missouri.  In addition, we are ramping up a new facility in Suzhou, China where we began production of amplifiers and loudspeakers in June 2008.

Our Consumer manufacturing facilities are located in California, Mexico and China. Our loudspeaker manufacturing capabilities include the production of high-gloss lacquer and wooden veneer loudspeaker enclosures, wire milling, voice coil winding and the use of computer controlled lathes and other machine tools to produce precision components.

In North America, our principal Professional manufacturing facilities for loudspeakers are located in California and Mexico, and for electronic products, including amplifiers and effects devices, are located in Utah and Indiana. European Professional electronics manufacturing includes mixing consoles in the United Kingdom and Switzerland, and microphones and headphones in Austria.

Our facilities have been designed to emphasize worker safety and compliance with environmental and safety regulations.

Suppliers

We use externally sourced microchips in many of our products. A significant disruption in our microchip supply chain and an inability to obtain alternative sources would have a material impact on our consolidated results of operations.

Several independent suppliers manufacture Consumer and Professional loudspeakers and electronic products and personal navigation devices.  We do not believe the loss of any one of these suppliers would have a material impact on our consolidated results of operations or consolidated financial position.

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

Index

As of June 30, 2008 we had 1,868 trademark registrations and 307 pending trademark applications around the world. On that date, we also had 2,029 United States and foreign patents and 2,085 pending patent applications covering various audio, infotainment and software products.

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

Customers/Industry Concentration

We are subject to various risks related to our dependence on key customers.  Sales to Daimler accounted for 18 percent and sales to Audi/VW accounted for 11 percent of our total consolidated net sales for the fiscal year ended June 30, 2008.  The majority of the Daimler sales were to the Mercedes-Benz division.  Accounts receivable due from Daimler accounted for 8 percent and accounts receivable due from Audi/VW accounted for 11 percent of total consolidated accounts receivable at June 30, 2008.  We anticipate that Daimler and Audi/VW will continue to account for a significant portion of our net sales and accounts receivables for the foreseeable future.

For the fiscal year ended June 30, 2008, approximately 72 percent of our sales were to automobile manufacturers.  Our automotive customers are not obligated to any long-term purchase of our products.  The loss of Daimler, Audi/VW or any of our other significant automotive customers would have a material adverse effect on our total consolidated net sales, earnings and financial position.

Backlog Orders

We manufacture automotive products and systems on a just-in-time basis and maintain sufficient inventories of finished goods to meet Consumer and Professional customer orders promptly.  As a result, we do not consider the level of backlog to be an important indication of our future performance. Our backlog was approximately $69 million at June 30, 2008. We expect to deliver these products within the next twelve months. Our backlog was approximately $27 million at June 30, 2007.

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

Index

Competition

The audio industry is fragmented and competitive and includes numerous manufacturers offering audio products that vary widely in price, quality and distribution methods. Consumer home, multimedia and mobile aftermarket products are offered through audio specialty stores, discount stores, department stores, mail order firms and Internet merchants. Automotive and computer manufacturers also offer branded audio products as options. Music instrument retailers, national electronics retailers, audio dealers, contractors and installers offer professional products and customers can also purchase these products on a contract bid basis. We concentrate primarily on the higher-quality, higher-priced segments of the audio market and compete based upon the strength of our brand names, the quality of our products, our ability to provide integrated systems and our comprehensive marketing, engineering and manufacturing resources.

In the automotive audio market, we compete with Bose, Pioneer ASK, Foster Electric and Panasonic in the sale of audio systems to automotive manufacturers and Alpine, Bosch, Panasonic, Continental, Visteon, Mitsubishi Electronics, Aisin Seiki and Denso in the sale of electronics and infotainment systems to automotive manufacturers. We compete based upon the strength of our brand names and the quality of our products.

We believe our competitive position is enhanced by our technical expertise in designing and integrating acoustics, navigation, speech recognition and human-machine interfaces into complete infotainment systems uniquely adapted to the specific requirements of each automobile model.

We believe that we currently have a significant share of the consumer market for loudspeakers, primarily as a result of the strength of our brand names and our technology. We believe JBL and Infinity are two of the most recognized loudspeaker brands in the world. Our high-end loudspeaker brand, Revel, extends our market position. Principal competitors in the consumer loudspeaker market include Bose, Klipsch, Polk Audio, B&W and Boston Acoustics.

Competition in the consumer home electronics market remains intense and is dominated by large Asian manufacturers. This market is characterized by the short life cycle of products and a need for continuous design and development efforts. Our competitive strategy is to compete in the higher-quality segments of this market and to continue to emphasize our ability to provide system solutions to customers, including a combination of loudspeakers, electronics products, integrated surround sound and home theater systems. Our principal electronic competitors include Yamaha, Sony, Denon, Onkyo, Pioneer and Marantz.  We also compete in the luxury consumer electronics market with our Mark Levinson and Lexicon brands. Our principal competitors in this high-end market include Krell, McIntosh, Audio Research, Meridian, Linn and Classe.

In the multimedia market, we supply Apple stores and other retailers with JBL and Harman/Kardon speaker systems that serve Apples iPod and iPhone as well as other MP3 players. Our principal competitors for these products are Bose, Altec Lansing and Klipsch. We also offer Harman/Kardon and JBL speaker systems to personal computer retailers. In this market, our principal competitors are Creative Labs, Altec Lansing, Logitech, Klipsch and Cyber Acoustics. Additionally, Harman/Kardon audio technology is built into certain Toshiba laptop computers. The Harman/Kardon Drive + Play 2 mobile product provides full MP3 control and interface for Apples iPod and iPhone and includes a highly visible display. Our principal competitor in the MP3 mobile accessory market is Alpine.  Our personal navigation devices range from simple navigation units to multi-functional units that encompass all-in-one navigation and entertainment systems for vehicle and personal use.  Our principal competitors for these products are Garmin, TomTom, Magellan and Pioneer.

Index

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

Research and Development

Expenditures for research and development were $395.9 million, $356.7 million and $302.0 million for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

Number of Employees

At June 30, 2008, we had 11,694 full-time employees, including 4,834 employees located in North America and 6,860 located outside of North America.

Website Information

Our corporate website is located at www.harman.com. Through our website we make available, free of charge, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Our website also provides access to reports filed by our directors, executive officers and certain significant stockholders pursuant to Section 16 of the Securities Exchange Act of 1934. In addition, our Corporate Governance Guidelines, Ethics Code and charters for three committees of our Board of Directors are available on our website. The information on our website is not incorporated by reference into this report. In addition, the Securities and Exchange Commission (SEC) maintains a website, www.sec.gov, that contains reports, proxy and information statements and other information that we file electronically with the SEC.

Index

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

We anticipate that our automotive customers, including Daimler and Audi/VW, will continue to account for a significant portion of our sales for the foreseeable future. However, neither Daimler, Audi/VW, nor our other automotive customers are obligated to any long-term purchases of our products. The loss of sales to Daimler, Audi/VW, or to any of our other significant automotive customers, would have a material adverse effect on our consolidated sales, earnings and financial position.  In recent years, we held a majority of Daimlers infotainment and audio system business.  Automakers customarily maintain dual sourcing arrangements, so our supply relationship with Daimler exceeded expectations.  Daimler made strategic decisions in 2006 and 2007 to move to dual sourcing, and as a result, our share of Mercedes business has declined in fiscal 2008 and will further decline in fiscal 2009.  Thereafter, the production volume reaches a stable level which is still substantial.  However, it is lower than the peak levels of 2006 and 2007. This change in Daimler volume reduces our single customer dependence.  Sales increases with other automotive customers have offset the reduction in sales at Daimler.

Index

Our products may not satisfy shifting consumer demand or compete successfully with competitors products.

Our business is based on the demand for audio and video products and our ability to introduce distinctive new products that anticipate changing consumer demands and capitalize upon emerging technologies.  If we fail to introduce new products, misinterpret consumer preferences or fail to respond to changes in the marketplace, consumer demand for our products could decrease and our brand image could suffer.  In addition, our competitors may introduce superior designs or business strategies, impairing our distinctive image and our products desirability. If any of these events occur, our sales could decline.

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

Failure to deliver products on time to our automotive customers could adversely affect our financial results.

We have products in various stages of development for our automotive customers.  If we do not complete our development efforts in time to meet our customers vehicle production requirements, we could be subject to monetary penalties and damage our customer relationships, which could have a material adverse effect on our consolidated sales, earnings and financial condition.

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

Index

Obligations to correct product defects covered by our warranties could adversely affect our financial results.

We warrant our products to be free from defects in materials and workmanship for periods ranging from six months to six years.  Costs to correct product defects may exceed our estimates and adversely affect our results of operations and financial condition.

Bankruptcy of a significant customer could have a material adverse effect on our liquidity, financial position and results of operations.

A significant portion of our revenues are derived from sales to customers in the automotive industry, where companies have experienced financial difficulties.  As part of the bankruptcy process, our pre-petition receivables may not be realized, customer manufacturing sites may be closed or contracts voided.  The bankruptcy of a major customer could have a material adverse effect on the Companys liquidity, financial position, and results of operations.

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

In order to increase sales in current markets and gain entry into new markets, we must maintain and improve existing products, while successfully developing and introducing new products. Our new and enhanced products must respond to technological developments and changing consumer preferences.  We may experience difficulties that delay or prevent the development, introduction or market acceptance of new or enhanced products. Furthermore, we may be unable to detect and correct defects in some of our products before we ship them. Delays or defects in new product introduction may result in loss of sales or delays in market acceptance. Even after introduction, our new or enhanced products may not satisfy consumer preferences and product failures may cause consumers to reject our products. As a result, these products may not achieve market acceptance. In addition, our competitors new products and product enhancements may cause consumers to defer or forego purchases of our products.

Index

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

Index

Covenants in our existing debt agreements could restrict our operations.

Our existing revolving credit facility and the indenture for our convertible senior notes contain provisions that could restrict our operating and financing activities. Together, they restrict our ability to, among other things:

incur debt;

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

Our ability to meet the covenants or requirements in our credit facilities and the indenture for our convertible senior notes may be affected by events beyond our control, and we cannot assure you that we will satisfy these covenants and requirements. A breach of these covenants or our inability to comply with the financial ratios, tests or other restrictions could result in an event of default under the applicable agreement.  Upon the occurrence of an event of default under the applicable agreement, the lenders could elect to declare all amounts outstanding under the applicable agreement, together with accrued interest, to be immediately due and payable. If the payment of our indebtedness is accelerated, we cannot assure you that we will be able to make those payments or borrow sufficient funds from alternative sources to make those payments. Even if we were to obtain additional financing, that financing may be on unfavorable terms.

We are engaged in ongoing litigation and may be the subject of additional litigation that may result in payments to third parties, which could harm our business and financial results.

As more fully described in Part II, Item 3 Legal Proceedings, of this report, we are currently involved in litigation arising out of or relating to the events leading up to the termination of the proposed acquisition of the Company in October 2007 or any earnings guidance provided by the Company.  In addition, similar litigation has been and may be initiated against us and others based on the alleged activities and disclosures at issue in the pending litigation.  We cannot predict the outcome of any such proceeding or the likelihood that further proceedings will be instituted against us.  In the event that there is an adverse ruling in any legal proceeding, we may be required to make payments to third parties that could harm our business or financial results.  Furthermore, regardless of the merits of any claim, the continued maintenance of these legal proceedings may result in substantial legal expense and could also result in the diversion of our managements time and attention away from our business.

Index

Harman International is a holding company with no operations of its own and therefore our cash flow and ability to service debt is dependent upon distributions from our subsidiaries.

Our ability to service our debt and pay dividends is dependent upon the operating earnings of our subsidiaries. The distribution of those earnings, or advances or other distributions of funds by those subsidiaries to Harman International, all of which could be subject to statutory or contractual restrictions, are contingent upon the subsidiaries earnings and are subject to various business considerations.

Any of the foregoing factors could have a material adverse effect on our business, results of operations and financial condition. In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this report will in fact transpire.

Item 1B.  Unresolved Staff Comments

None.

Index

Item 2.  Properties

Our corporate headquarters are located at 1101 Pennsylvania Avenue, N.W., Washington, D.C. 20004.  We expect to relocate our corporate headquarters to Stamford, Connecticut in the second fiscal quarter of fiscal year 2009.  Certain information regarding our principal facilities are described in the table below.

Location	Segments	Size (Sq. Ft.)	Owned or Leased	Percentage Utilization

Atlanta, Georgia	Consumer	635,000	Leased	100%

Northridge, California	Automotive
	Consumer
	Professional	589,000	Leased	82%

Ittersbach, Germany	Automotive	565,000	Owned	100%

Moreno, California	Consumer
	Professional	301,000	Leased	100%

Straubing, Germany	Automotive	235,000	Owned	100%

Elkhart, Indiana	Professional	223,000	Owned	86%

Chateau du Loir, France	Automotive
	Consumer	221,000	Owned	75%

Martinsville, Indiana	Automotive	221,000	Owned	40%

Rancho Cucamonga, California	Professional	212,000	Leased	100%

Worth-Schaidt, Germany	Automotive	204,000	Owned	100%

Tijuana, Mexico	Consumer
	Professional	198,000	Leased	78%

Vienna, Austria	Professional	193,000	Leased	100%

Bridgend, United Kingdom	Automotive	168,000	Leased	100%

Potters Bar, United Kingdom	Professional	160,000	Leased	100%

Franklin, Kentucky	Automotive	152,000	Owned	96%

Suzhou, China	Automotive	145,000	Owned	50%

Sandy, Utah	Professional	127,000	Leased	100%

Szekesfehervar, Hungary	Automotive	117,000	Owned	100%

Juarez, Mexico	Automotive	109,000	Leased	100%

Regensdorf, Switzerland	Professional	108,000	Leased	93%

Washington, Missouri	Automotive	101,000	Owned	100%

Index

We also own or lease other facilities that are not considered principal properties. We believe that our facilities are suitable and adequate for our present needs and that suitable additional or substitute facilities will be available, if required.

Item 3.  Legal Proceedings

In re Harman International Industries, Inc. Securities Litigation

On October 1, 2007, a purported class action lawsuit was filed by Cheolan Kim (the Kim Plaintiff) against the Company and certain of its officers in the United States District Court for the District of Columbia seeking compensatory damages and costs on behalf of all persons who purchased the Companys common stock between April 26, 2007 and September 24, 2007 (the Class Period).  The original complaint purported to allege claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

The complaint alleged that defendants omitted to disclose material adverse facts about the Companys financial condition and business prospects.  The complaint contended that had these facts not been concealed at the time the merger agreement with KKR and GSCP was entered, there would not have been a merger agreement, or it would have been at a much lower price, and the price of the Companys common stock therefore would not have been artificially inflated during the Class Period.  The Kim Plaintiff alleged that, following the reports that the proposed merger was not going to be completed, the price of the Companys common stock declined causing the plaintiff class significant losses.

On November 30, 2007, the Boca Raton General Employees Pension Plan (the Boca Raton Plaintiff) filed a purported class action lawsuit against the Company and certain of its officers in the United States District Court for the District of Columbia seeking compensatory damages and costs on behalf of all persons who purchased the Companys common stock between April 26, 2007 and September 24, 2007.  The allegations in the Boca complaint are essentially identical to the allegations in the original Kim complaint, and like the original Kim complaint, the Boca complaint alleges claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

On January 16, 2008, the Kim Plaintiff filed an amended complaint.  The amended complaint, which extended the Class Period through January 11, 2008, contended that, in addition to the violations alleged in the original complaint, the Company also violated Sections 10(b) and 20(a) and Rule 10b-5 by knowingly failing to disclose significant problems relating to its personal navigation device (PND) sales forecasts, production, pricing, and inventory prior to January 14, 2008.  The amended complaint claimed that when Defendants revealed for the first time on January 14, 2008 that shifts in PND sales would adversely impact earnings per share by more than $1.00 per share in fiscal 2008, that led to a further decline in the Companys share value and additional losses to the plaintiff class.

On February 15, 2008, the Court ordered the consolidation of the Kim action with the Boca action, the administrative closing of Boca, and designated the short caption of the consolidated action as In re Harman International Industries Inc. Securities Litigation, civil action no. 1:07-cv-01757 (RWR).  That same day, the Court appointed Arkansas Public Retirement System as Lead Plaintiff and approved the law firm Cohen, Milstein, Hausfeld and Toll, P.L.L.C. to serve as Lead Counsel.

Index

On March 24, 2008, the Court ordered, for pretrial management purposes only, the consolidation of Patrick Russell v. Harman International Industries, Incorporated, et al. with In re Harman International Industries Inc. Securities Litigation .

On May 2, 2008, Lead Plaintiff filed a Consolidated Class Action Complaint (the Consolidated Complaint).  The Consolidated Complaint, which extends the Class Period through February 5, 2008, contends that the Company and certain of its officers and directors violated Sections 10(b) and 20(a) and Rule 10b-5 by issuing false and misleading disclosures regarding the Companys financial condition in fiscal 2007 and fiscal 2008.  In particular, the Consolidated Complaint alleges that defendants knowingly or recklessly failed to disclose material adverse facts about MyGIG radios, PNDs and the Companys capital expenditures.  The Consolidated Complaint alleges that when the Companys true financial condition became known to the market, the price of the Companys stock declined significantly, causing losses to the plaintiff class.

On July 3, 2008, defendants moved to dismiss the Consolidated Complaint in its entirety.

We believe the lawsuit, which is still in its earliest stages, is without merit and we intend to vigorously defend against it.

Patrick Russell v. Harman International Industries, Incorporated, et al.

Patrick Russell (the Russell Plaintiff) filed a complaint on December 7, 2007 in the United States District Court for the District of Columbia and an amended purported putative class action complaint on June 2, 2008 against the Company and certain of its officers and directors alleging violations of the Employee Retirement Income Security Act (ERISA) and seeking, on behalf of all participants in and beneficiaries of the Harman International Industries, Incorporated Retirement Savings Plan  (the Plan), compensatory damages for losses to the Plan as well as injunctive relief, constructive trust, restitution, and other monetary relief.  The amended complaint alleges that from April 26, 2007 to the present, defendants failed to prudently and loyally manage the Plans assets, thereby breaching their fiduciary duties in violation of ERISA, by causing the Plan to invest in Company stock notwithstanding that the stock allegedly was no longer a prudent investment for the Participants retirement savings.  The amended complaint further claims that, during the Class Period, defendants failed to monitor the Plan fiduciaries, and failed to provide the Plan fiduciaries with, and to disclose to Plan participants, adverse facts regarding the Company and its businesses and prospects.  The Russell Plaintiff also contends that defendants breached their duties to avoid conflicts of interest and to serve the interests of participants in and beneficiaries of the Plan with undivided loyalty.  As a result of these alleged fiduciary breaches, the complaint asserts that the Plan has suffered substantial losses, resulting in the depletion of millions of dollars of the retirement savings and anticipated retirement income of the Plans Participants.

On March 24, 2008, the Court ordered, for pretrial management purposes only, the consolidation of Patrick Russell v. Harman International Industries, Incorporated, et al. with In re Harman International Industries Inc. Securities Litigation.

Defendants moved to dismiss the complaint in its entirety on August 5, 2008.

Index

We believe the lawsuit, which is still in its earliest stages, is without merit and we intend to vigorously defend against it.

Siemens vs. Harman Becker Automotive Systems GmbH.

In October 2006 Harman Becker received notice of a complaint filed by Siemens AG against it with the Regional Court in Dsseldorf in August 2006 alleging that certain of Harman Beckers infotainment products including both radio receiver and Bluetooth hands free telephony functionality, infringe upon a patent owned by Siemens.  In November 2006 Harman Becker filed suit with the German Federal Patent Court in Munich to nullify the claims of this patent.

On August 14, 2007, the court of first instance in Dsseldorf ruled that the patent in question had been infringed and ordered Harman Becker to cease selling the products in question in Germany, and to compile and submit data to Siemens concerning its prior sales of such products.  Harman Becker has appealed that ruling.

Despite the pending appeal, Siemens AG provisionally enforced the ruling against Harman Becker.  Accordingly, Harman Becker ceased selling aftermarket products covered by the patent in Germany, and submitted the required data to Siemens AG.

On June 4, 2008 the German Federal Patent Court nullified all relevant claims of Siemens patent.  As a result, Harman Becker resumed selling the affected products, and Siemens suspended further attempts to enforce the patent.  Siemens also requested that Harman Becker suspend its appeal of the Dsseldorf courts ruling of infringement until the German Federal Patent Courts nullity ruling has become final.  Harman has consented to this suspension. The written decision of the German Federal Patent Court has not been issued. Upon receipt of the written decision, Siemens will have one month to appeal.

We intend to continue defending this lawsuit.

While the outcome of any of the legal proceedings described above cannot at this time be predicted with certainty, we do not expect these matters will materially affect our financial condition or results of operations.

Other Legal Actions

At June 30, 2008, we were involved in several other legal actions.  The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial position or results of operations.

Index

Item 4.  Submission of Matters to a Vote of Security Holders and Executive Officers of the Registrant

Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

Executive officers are elected annually by our Board of Directors and hold office at the pleasure of the Board until the next annual election of officers or until their successors are elected and qualified.  Each of our current executive officers is identified below together with information about each officers age, position and employment history for the last five years.

Name	Position	Age

Dinesh Paliwal	Chairman and Chief Executive Officer	50
Herbert Parker	Executive Vice President and Chief Financial Officer	50
Helmut Schinagel	Executive Vice President and Chief Technology Officer	55
Klaus Blickle	President Automotive	53
Richard Sorota	President Consumer	45
Blake Augsburger	President Professional	45
John Stacey	Vice President and Chief Human Resources Officer	43
David Karch	Vice President, Operational Excellence	47
Edwin Summers	Vice President General Counsel and Secretary	61

Dinesh Paliwal became Chairman and Chief Executive Officer on July 1, 2008.  Mr. Paliwal joined our Company on July 1, 2007 as President, Chief Executive Officer and Vice Chairman and was elected a director on August 13, 2007.  Prior to joining our Company, Mr. Paliwal served as President of Global Markets and Technology of ABB Ltd from January 2006 until June 2007 and as President and CEO of ABB North America from January 2004 until June 2007. He was President and CEO of ABB Automation from October 2002 to December 2005.

Herbert Parker joined our Company in June 2008 as Executive Vice President and Chief Financial Officer.  On August 15, 2008, Mr. Parker assumed the additional position of principal accounting officer.  Prior to joining our Company, he served as Chief Financial Officer of ABB North America, a power automation company, from 2006 to May 2008.  Mr. Parker also served as CFO, Automation Technologies division of ABB North America, from 2002 through 2005.

Helmut Schinagel became Chief Technology Officer of our Company in July 2008.  Mr. Schinagel previously served as the Chief Executive Officer of our Automotive division from October 2006 through June 2008.  Prior to joining our Company, Mr. Schinagel served as Senior Vice President of the BMW Group, an automotive manufacturer, from 1999 to 2006.

Klaus Blickle joined the Company in July 2008 as President Automotive.  Prior to joining our Company, Mr. Blickle was President and Chief Executive Officer of EDAG Group from 2005 through 2008.  Mr. Blickle has also served as President of Tesma International Inc. (Magna Group) from 2004 to 2005 and as President and Chief Technology Office of American Special Cars, Inc.

Index

Richard Sorota joined the Company in January 2008 as President Consumer.  He previously served as Senior Vice President at The Scotts Miracle-Gro Company from 2004 through 2007 and as Senior Vice President at Royal Philips Electronics from 2000 through 2004.

Blake Augsburger joined our Company in 2001 as the President of Crown International.  In 2006, Mr. Augsburger was promoted to President of our Professional division.  Mr. Augsburger also serves as Regional Manager for North America.  Prior to joining our Company, he was Corporate Vice President and General Manager for Hubbell High Voltage Test Businesses from 1999 to 2001.

John Stacey joined our Company in February 2008 as Vice President and Chief Human Resources Officer.  Prior to joining our Company, he was Vice President, People for InBev North America, Inbev Central and Eastern Europe from 2005 through January 2008.  He also served as Vice President, Human Resources for Labatt USA from 2000 to 2005.

David Karch has served as Vice President, Operational Excellence since May 2008. From 1998 to May 2008, Mr. Karch served in various positions with Harman/Becker Automotive Systems, most recently as Senior Vice President, Manufacturing and Quality.

Edwin Summers has been employed with our Company as Vice President, General Counsel since July 1998. He became Secretary in November 2005.

Part II

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange and is reported on the New York Stock Exchange Composite Tape under the symbol HAR. As of August 28, 2008, there were approximately 123 record holders of our common stock.

The table below sets forth the reported high and low sales prices for our common stock, as reported on the New York Stock Exchange, for each quarterly period for fiscal years ended June 30, 2008 and 2007.

	Fiscal 2008		Fiscal 2007
Market Price	High	Low	High	Low

First quarter ended September 30	$118.15	75.52	87.03	74.65
Second quarter ended December 31	89.64	69.48	108.29	82.64
Third quarter ended March 31	73.75	35.74	105.68	92.40
Fourth quarter ended June 30	46.90	37.60	125.13	96.12

We paid cash dividends during fiscal 2008 and 2007 of $.05 per share, with a dividend of $.0125 per share paid in each quarter.

Index

The following table provides information about shares acquired from employees during the fourth quarter in connection with the surrender of shares to pay option exercise prices.

Period	Total Number of Shares Acquired During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 April 30	---	---	---	---
May 1 May 31	286,604	$43.09	---	---
June 1 June 30	---	---	---	---
Total	286,604	$43.09	---	---

Since inception of our share repurchase program in June 1998 and through September 30, 2007, we had acquired and placed in treasury a total of 18,198,082 shares of our common stock at a cost of $639.6 million.  Our program was suspended upon the announcement in April 2007 of our proposed merger with a company formed by investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (KKR), GS Capital Partners VI Fund, L.P. and its related funds, which are sponsored by Goldman, Sachs & Co. (GSCP).  On October 22, 2007, we announced the termination of our agreement with KKR and GSCP and companies formed by investment funds affiliated with KKR and GSCP.  In connection with the termination agreement,  the Company entered into a note purchase agreement under which it sold $400 million aggregate principal amount of its 1.25 percent Convertible Notes due 2012 (the Notes) to affiliates of KKR, GSCP, Citibank, N.A. and HSBC USA, Inc.  On October 30, 2007, the Company used the proceeds from the issuance and sale of the Notes to repurchase 4,775,549 shares of the Companys common stock at a cost of $400.3 million.  We received an additional 2,449,230 shares upon settlement of the October 2007 repurchase.  The total number of shares purchased and retired as a result of the October 2007 repurchase was 7,224,779.  The total number of shares repurchased through June 30, 2008 was 25,422,861.

For a description of limitations on repurchases of shares and on the payment of dividends, see Managements Discussion and Analysis of Financial Condition and Results of Operations Financial Condition located in Item 7 of Part II of this report.

Index

Item 6.  Selected Financial Data

The following table presents selected historical financial data derived from the audited Consolidated Financial Statements for each of the five years presented.  The information should be read in conjunction with Managements Discussion and Analysis of Financial Condition and Results of Operations and the audited Consolidated Financial Statements and the Notes thereto.

	For the Years Ended June 30,
(In thousands except per share data)	2008	2007	2006	2005	2004

Net sales	$4,112,503	3,551,144	3,247,897	3,030,889	2,711,374
Operating income	$138,501	386,387	397,241	350,981	254,465
Income before income taxes	$124,484	382,205	376,187	335,337	227,520
Net income	$107,786	313,963	255,295	232,848	157,883
Diluted earnings per share	$1.73	4.72	3.75	3.31	2.27
Weighted average shares outstanding diluted	62,182	66,449	68,105	70,399	69,487
Total assets	$2,826,925	2,508,868	2,375,752	2,201,983	1,999,875
Total debt	$427,952	76,528	197,554	333,917	394,925
Shareholders equity	$1,339,846	1,494,041	1,228,164	1,060,948	874,996
Dividends per share	$0.05	0.05	0.05	0.05	0.05

Item 7.  Managements Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information presented in other sections of this Annual Report on Form 10-K, including Item 1. Business, Item 6. Selected Financial Data, and Item 8. Financial Statements and Supplementary Data. This discussion contains forward-looking statements which are based on our current expectations and experience and our perception of historical trends, current market conditions, including customer acceptance of our new products, current economic data, expected future developments, including foreign currency exchange rates, and other factors that we believe are appropriate under the circumstances. These statements involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements. See Risk Factors included in Item 1A of Part I of this report.

We begin this discussion with an overview of our company to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed by a discussion of our results of operations for the fiscal years ended June 30, 2008, 2007 and 2006. We include in this discussion an analysis of certain significant year-to-year variances included in our results of operations and an analysis of our restructuring program.  We also provide specific information regarding our three reportable business segments: Automotive, Consumer and Professional. We then discuss our financial condition at June 30, 2008 with a comparison to June 30, 2007. This section contains information regarding our liquidity, capital resources and cash flows from operating, investing and financing activities.  We complete our discussion with an update on recent developments and a business outlook for future periods.

Index

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

Automotive designs, manufactures and markets audio, electronic and infotainment systems for vehicle applications. Our systems are generally shipped directly to our automotive customers for factory installation. Infotainment systems are a combination of information and entertainment components that may include or control GPS navigation, traffic information, voice-activated telephone and climate control, rear seat entertainment, wireless Internet access, hard disk recording, MP3 playback and a premium branded audio system.  We expect future infotainment systems to also provide driver safety capabilities such as lane guidance, pre-crash emergency braking, adaptive cruise control, and night vision. Automotive also provides aftermarket products such as personal navigation devices (PNDs) to customers primarily in Europe.

Consumer designs, manufactures and markets audio, video and electronic systems for multimedia, home and mobile applications. Multimedia applications include innovative accessories for portable electronic devices including music-enabled cell phones such as the iPhone, and MP3 players including the iPod.  Our multimedia applications also include audio systems for personal computers.  Home applications include systems to provide high-quality audio throughout the home and to enhance video systems such as home theatres.  Aftermarket mobile products include speakers and amplifiers that deliver audio entertainment in the vehicle.  Consumer products are primarily distributed through retail outlets.

Professional designs, manufactures and markets loudspeakers and electronic systems used by audio professionals in concert halls, stadiums, airports, houses of worship and other public spaces.  We also develop products for recording, broadcast, cinema, touring and music reproduction applications.  In addition, we have leading products in both the portable PA market and musician vertical markets serving small bands, DJs and other performers.  A growing number of our products are enabled by our proprietary HiQnet protocol which provides centralized monitoring and control of both complex and simple professional audio systems.

Our products are sold worldwide, with the largest markets being the United States and Germany. In the United States, our primary manufacturing facilities are located in California, Kentucky, Missouri, Indiana and Utah. Outside of the United States, we have significant manufacturing facilities in Germany, Austria, the United Kingdom, Mexico, Hungary, France and China.  During fiscal 2008, we announced a restructuring program that will reduce our manufacturing footprint and result in the closure of our Automotive manufacturing facilities in California and Indiana.  We include further information regarding our restructuring program later in this discussion.

Index

Our sales and earnings may vary due to the production schedules of our automotive customers, customer acceptance of our products, the timing of new product introductions, product offerings by our competitors and general economic conditions.  Since our businesses operate using local currencies, our reported sales and earnings may also fluctuate due to foreign currency exchange rates, especially for the Euro.

On October 22, 2007, we announced that we had entered into an agreement with KKR and GSCP and companies formed by investment funds affiliated with KKR and GSCP, to terminate the merger agreement we had entered into with these parties in April 2007, without litigation or payment of a termination fee.  In connection with the settlement, we sold $400 million of our 1.25 percent Convertible Senior Notes due 2012 (Notes).

The Board determined that this settlement would permit us to better focus our time and attention on operations and ongoing restructuring efforts by avoiding the cost and distraction involved in potentially protracted litigation with KKR and GSSP regarding the termination of the merger agreement.  The proceeds from the sale of the Notes were used to repurchase an aggregate of 7,224,779 shares of our common stock through an accelerated share repurchase program.

In addition to terminating the merger agreement, we appointed new members to the executive management team and Board of Directors during fiscal year 2008.  One of our primary focal points during the year was to develop a strategic plan that would optimize our manufacturing, engineering and administrative organizations.  This plan also includes more aggressive penetration of emerging markets and matching our technology efforts with evolving market trends.

Our profitability was down in fiscal year 2008 due to lower gross profit margin, restructuring charges, higher warranty costs, continued high R&D to support the record number of launches in our Automotive division, and expenses related to the merger termination. The decrease in gross profit margin was primarily related to several new Automotive platform launches, called Start of Production (SOPs), which typically start their life cycle at their lowest margins, higher Automotive warranty costs and lower Consumer margins.  We were also adversely affected by weakening economies in the U.S. and Europe.  We believe fiscal 2009 will be a challenging year as we execute our strategic plan.  However, we feel these initiatives are necessary to return our company to long-term profitable growth.

Critical Accounting Policies

The methods, estimates and judgments we use in applying our accounting policies, in conformity with generally accepted accounting principles in the United States (GAAP), have a significant impact on the results we report in our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The estimates affect the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our accounting policies are more fully described in Note 1, Summary of Significant Accounting Policies, of our consolidated financial statements located in Item 8 of Part II. However, we believe the following policies merit discussion due to their higher degree of judgment, estimation, or complexity.

Index

Allowance for Doubtful Accounts

Our products are sold to customers in many different markets and geographic locations. Methodologies for estimating bad debt reserves include specific reserves for known collectibility issues and percentages applied to aged receivables based on historical experience. We must make judgments and estimates regarding account receivables that may become uncollectible. These estimates affect our bad debt reserve and results of operations. We base these estimates on many factors including historical collection rates, the financial stability and size of our customers as well as the markets they serve and our analysis of aged accounts receivable. Our judgments and estimates regarding collectibility of accounts receivable have an impact on our financial statements.

Inventory Valuation

The valuation of inventory requires us to make judgments and estimates regarding excess, obsolete or damaged inventories including raw materials, finished goods and spare parts. Our determination of adequate reserves requires us to analyze the aging of inventories and the demand for parts and to work closely with our sales and marketing staff to determine future demand and pricing for our products. We make these evaluations on a regular basis and adjustments are made to the reserves as needed. These estimates and the methodologies that we use have an impact on our financial statements.

Goodwill

We perform a goodwill impairment test on an annual basis. At June 30, 2008, our goodwill balance of $436.4 million was not impaired. We made this determination based upon a valuation of our reporting units, as defined by Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. The valuation took into consideration various factors such as our historical performance, future discounted cash flows, performance of our competitors, market conditions and current market valuations of Harman and peer companies. We cannot predict the occurrence of events that might adversely affect the reported value of goodwill. These events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or a material negative change in our relationships with significant customers. Please refer to Note 4, Goodwill, of our consolidated financial statements for additional information regarding our goodwill balance and annual impairment test.

Pre-Production and Development Costs

We incur pre-production and development costs related to infotainment systems that we develop for automobile manufacturers pursuant to long-term supply arrangements.  Portions of these costs are reimbursable under separate agreements and are recorded as unbilled costs on our balance sheet in other current assets and other assets. We believe that the terms of our supply contracts and established relationship with these automobile manufacturers reasonably assure that we will collect the reimbursable portions of these contracts. Accounting for development costs under the percentage of completion method requires us to make estimates of costs to complete projects. We review these estimates on a quarterly basis. Unforeseen cost overruns or difficulties experienced during development could cause losses on these contracts. Such losses are recorded once a determination is made that a loss will occur.

Index

Warranty Liabilities

We warrant our products to be free from defects in materials and workmanship for periods ranging from six months to six years from the date of purchase, depending on the business segment and product.  Our dealers and warranty service providers normally perform warranty service in field locations and regional service centers, using parts and replacement finished goods we supply on an exchange basis.  Our dealers and warranty service providers also install updates we provide to correct defects covered by our warranties.  Estimated warranty liabilities are based upon past experience with similar types of products, the technological complexity of certain products, replacement cost and other factors. If estimates of warranty provisions are no longer adequate based on our analysis of current activity, incremental provisions are recorded.  We take these factors into consideration when assessing the adequacy of our warranty provision for periods still open to claim.

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

Effective July 1, 2007, we adopted FIN 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in our consolidated financial statements of tax positions taken or expected to be taken in a tax return.  For tax benefits to be recognized under FIN 48, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon settlement.  The cumulative effect of applying the recognition and measurement provisions upon adoption of FIN 48 resulted in a decrease of $7.2 million of unrealized tax benefits to our balance of $31.2 million.  This reduction was included as an increase to the July 1, 2007 balance of retained earnings.

Severance and Exit Costs

We recognize liabilities for severance and exit costs based upon the nature of the liability incurred.  For involuntary separation programs that are conducted according to the guidelines of our written involuntary separation plan, we record the liability when it is probable and reasonably estimable in accordance with SFAS No. 112, Employers Accounting for Postemployment Benefits.  For involuntary separation programs that are conducted according to the provisions of collective bargaining agreements or statutes, we record the liability when it is probable and reasonably estimable in accordance with SFAS No. 88, Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.  For one-time termination benefits, such as additional severance pay, and other exit costs, such as lease and other contract termination costs, the liability is measured and originally recognized at fair value in the period in which the liability is incurred, with subsequent changes recognized in the period of change, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Index

Stock-Based Compensation

On July 1, 2005, we adopted SFAS No. 123R, Share-Based Payment, using the modified prospective method. Prior to fiscal 2006, we used a fair value based method of accounting for share-based compensation provided to our employees in accordance with SFAS No. 123. The adoption of this revised standard did not have a material impact on our results of operations as we have recorded share-based compensation expense on a fair value basis for all awards granted on or after July 1, 2002.  See Note 12, Stock Option and Incentive Plan, to our consolidated financial statements included in this report for additional information regarding our share-based compensation.

Results of Operations

Net Sales

Fiscal 2008 net sales were $4.113 billion, an increase of 16 percent compared to the prior year.  The effects of foreign currency translation contributed approximately $275 million to the increase in net sales.  Each of our three reportable business segments had higher net sales in fiscal 2008 compared to the prior year.  The strong growth in net sales was primarily due to full production of an infotainment system for Chrysler, higher infotainment systems sales to European automakers, and higher sales of professional audio products.

In fiscal 2007, net sales increased 9 percent to $3.551 billion when compared to the prior year.  The effects of foreign currency translation contributed approximately $144 million during the year.  The growth in net sales was primarily due to higher sales of infotainment systems to automotive customers, strong sales of multimedia products, and increased sales in the professional market.

We present below a summary of our net sales by reportable business segment:

($000s omitted)	Fiscal 2008		Fiscal 2007		Fiscal 2006

Automotive	$2,970,139	72%	2,492,815	70%	2,237,632	69%
Consumer	531,283	13%	497,673	14%	492,977	15%
Professional	611,081	15%	560,656	16%	517,288	16%
Total	$4,112,503	100%	3,551,144	100%	3,247,897	100%

Automotive Automotive net sales increased 19 percent in fiscal 2008 compared to the prior year.  Foreign currency translation contributed approximately $229 million to the net sales increase compared to the prior year.  Since a significant percentage of our sales are to customers in Europe, the majority of our foreign currency exposure is in the automotive segment.  Net sales were higher in North America due to a full year of producing the MyGig infotainment system for Chrysler, our first infotainment system launch in North America.  We also had higher infotainment system sales to Hyundai/Kia in support of their Genesis launch and we began producing infotainment systems for SsangYong during the year.  Audio system sales to Toyota were higher than last year and we had increased shipments of Mark Levinson premium audio systems to Lexus.  Additionally, we began a new relationship with Subaru late in fiscal 2008 providing the automaker with acoustic systems. Excluding foreign currency translation, sales in Europe were higher due to increased shipments of infotainment systems to Audi for the new A4 and A5 models.  We also had higher sales to BMW supporting several mid-level platforms.  These sales increases were partially offset by lower sales to Mercedes due to reduced E-Class production and price reductions.  Aftermarket sales of PNDs in fiscal 2008 were also lower than the prior year and may continue to decline as a result of our decision to focus exclusively on the automotive aftermarket premium sector.

Index

In fiscal 2007, Automotive net sales increased 11 percent compared to fiscal 2006.  Foreign currency translation contributed approximately $122 million to the net sales increase compared to the prior year.  The growth in net sales was primarily due to higher shipments of audio systems to Lexus for the LS460 and to Toyota for the Camry.  We also had higher sales of infotainment system to Audi due to a full year of production of the Q7 platform.  Infotainment system sales to Daimler were higher than the prior year due primarily to supplying the Mercedes-Benz GL Class.  Automotive reported lower sales to BMW, Landrover, Renault, Porsche and PSA Peugeot Citron compared to the prior year.  Sales of aftermarket products, particularly PNDs, were very strong during fiscal 2007.

Consumer Consumer net sales increased 7 percent in fiscal 2008 compared to last year.  Foreign currency translation contributed approximately $33 million to the net sales increase compared to the prior year.  Sales were adversely affected by general economic weakness in North America and Europe.  We also experienced significant competition in North America across multiple product categories including multimedia, which contributed to lower sales of iPod docking stations.  In Europe, sales excluding foreign currency translation were higher than last year due to the popularity of certain Harman/Kardon electronic systems and increased sales of multimedia products.

Consumer net sales were 1 percent higher in fiscal 2007 compared to the prior year.  Consumer reported higher multimedia sales in Europe, partially offset by lower multimedia sales in the United States.  Multimedia products include popular accessories for the iPod such as the JBL OnStage and OnTime.  Sales in the United States were adversely affected by substantial competition in this market.  Sales of Harman/Kardon home electronic products were also higher in Europe but lower in the United States.  Sales of traditional home loudspeakers were lower in both Europe and the United States.  The decrease in U.S. sales was primarily due to our decision to exit distribution through a major North American retailer.

Professional Professional net sales were 9 percent higher than fiscal 2007.  Foreign currency translation contributed approximately $13 million to the net sales increase compared to the prior year.  Sales growth was supported by an increasing number of HiQnet enabled products that provide audio professionals with a centralized point to monitor and control complex audio systems.  JBL Pro had strong sales of products supporting the install, portable and tour sound markets.  Harman Music Group had higher sales due to new product introductions.  AKG sales of headphones and microphones were higher than year.  Additionally, sales of Soundcraft and Studer mixing consoles were above last year, reflecting successful new product introductions.

Index

In fiscal 2007, Professional net sales were 8 percent higher than fiscal 2006.  Foreign currency translation contributed approximately $8 million to the net sales increase compared to the prior year.  Professional sales growth was driven by new JBL Pro and Crown products as well as the introduction of new digital audio mixing consoles.

Gross Profit

Gross profit margin in fiscal 2008 was 27.0 percent, a decrease of 7.1 percentage points compared to the prior year.  The decrease in gross profit margin was primarily related to several automotive platform launches, increased shipments of lower margin mid-level infotainment systems to automotive customers, higher Automotive warranty costs, and lower Consumer margins in multiple product categories. Accelerated depreciation of $3.8 million related to restructuring programs contributed to the decrease in gross profit margin.

Fiscal 2007 gross profit margin decreased 1.4 percentage points from the prior year to 34.1 percent.  The decline was primarily due to competition in the Consumer multimedia market.  Automotive product mix and higher manufacturing costs also contributed to the decrease in gross profit margin.  These lower margins were partially offset by increased margins in our Professional business.

A summary of our gross profit by reportable business segment is presented below:

($000s omitted)	Fiscal 2008	Percent of net Sales	Fiscal 2007	Percent of net sales	Fiscal 2006	Percent of net sales

Automotive	$746,429	25.1%	872,838	35.0%	805,152	36.0%
Consumer	124,478	23.4%	126,392	25.4%	160,212	32.5%
Professional	243,499	39.8%	216,976	38.7%	193,129	37.3%
Other/Unallocated	(5,000)	---	(5,000)	---	(5,923)	---
Total	$1,109,406	27.0%	1,211,206	34.1%	1,152,570	35.5%

Automotive Automotive gross profit margin declined 9.9 percentage points in fiscal 2008.  The decrease is primarily related to several platform launches, a higher portion of our sales for lower margin mid-level infotainment systems, higher warranty costs, and lower margins on PND sales.  Automotive platform launches begin their life cycles at their lowest gross margins.  As previously stated, sales growth was driven by infotainment system sales to Chrysler and BMW primarily for their mid-level vehicles.  We also had lower sales to Mercedes due to a decrease in production for the E-Class and price reductions.  Historically, sales of these high-level infotainment systems generated higher margins for our Automotive division.  In fiscal 2008, our warranty liabilities increased $77.5 million partially due to an engineering change made on a product that has been in production for a number of years.  Due to a supplier discontinuation, we implemented a new memory chip with existing software during the products life cycle.  The software and memory chip combination developed an incompatibility over time.

In fiscal 2007, automotive gross profit margin decreased 1.0 percentage points compared to fiscal 2006.  The decrease primarily resulted from higher manufacturing costs and product mix.

Consumer In fiscal 2008, Consumer gross profit margin decreased 2.0 percentage points compared to the prior year.  The gross profit margin was adversely affected by competitive pricing pressure, particularly in the multimedia market, and general economic weakness in North America and Europe.  The mobile market has also become increasingly competitive and gross margins on PNDs and in-vehicle iPod adapters were pressured downward during the fiscal year.

Index

Consumer gross profit margin declined 7.1 percentage points in fiscal 2007 compared to the prior year.  Gross profit margins in fiscal 2006 were particularly high due to the success of high-margin multimedia products, including the JBL OnStage and OnTour.  In fiscal 2007, increased competition in the multimedia market resulted in lower prices and margins compared to the prior year.

Professional Professional gross profit margin improved 1.1 percentage points in fiscal 2008.  The improvement was primarily due to higher sales of products enabled with the HiQnet protocol and manufacturing efficiency improvements.  We have been able to lower certain costs on HiQnet products as we achieve economies of scale with additional product generations.  Further initiatives to reduce manufacturing costs include the migration of some production from our Northridge, California facility to our expanded facility in Tijuana, Mexico.

Gross profit margin in fiscal 2007 was 1.4 percentage points higher than fiscal 2006.  The improvement was due primarily to leveraging fixed costs against an increase in net sales.  The introduction of high-margin products enabled with the HiQnet protocol in fiscal 2007 also contributed to the improvement in gross profit margin.  In particular, Soundcraft/Studer introduced new digital mixing consoles that are produced in more efficient factories after significant investments in new technologies over the past few years.  Professionals overall gross profit margin improvement was partially offset by higher than expected material costs at Crown.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses, as a percent of net sales, were 23.6 percent in fiscal 2008 compared to 23.2 percent in the prior year.  Research and Development (R&D) costs are the largest component of our SG&A expenses.  In fiscal 2008, R&D costs were $395.9 million or 9.6 percent of net sales.  These costs were $356.7 million or 10.0 percent of net sales in fiscal 2007.  R&D costs were higher in fiscal 2008 to support infotainment system programs for automotive customers.  We expect R&D costs as a percent of net sales to be approximately the same in fiscal 2009 as we continue to develop a record number of infotainment system programs in our Automotive division.  Employee compensation and benefit costs are also included in SG&A expenses.  We have recorded stock-based compensation expense under the fair value based method since fiscal 2003, including $23.7 million, $15.4 million and $16.6 million in fiscal years 2008, 2007 and 2006, respectively.

Our fiscal 2007 SG&A expenses were 23.2 percent of net sales, essentially flat to fiscal 2006.  R&D costs were higher due to new infotainment systems development for automotive customers.  However, SG&A as a percentage of sales was lower due to sales growth.

We incurred costs associated with restructuring programs in each of the past three fiscal years.  These programs are designed to address our global footprint, cost structure, technology portfolio, human resources and internal processes.  These costs are described under the caption Restructuring Programs later in this discussion.

Index

Below is a summary of our SG&A expenses by reportable business segment:

($000s omitted)	Fiscal 2008	Percent of net sales	Fiscal 2007	Percent of net sales	Fiscal 2006	Percent of net sales

Automotive	$625,963	21.1%	532,722	21.4%	468,357	20.9%
Consumer	131,932	24.8%	112,805	22.7%	109,399	22.2%
Professional	151,944	24.9%	136,008	24.3%	133,851	25.9%
Other/Unallocated	61,066	---	43,284	---	43,722	---
Total	$970,905	23.6%	824,819	23.2%	755,329	23.3%

Automotive Automotive SG&A expenses were 21.1 percent of sales in fiscal 2008, a decrease of 0.3 percentage points compared to the prior year.  R&D costs are the largest component of SG&A expenses.  In fiscal 2008, Automotive R&D costs were $322.5 million or 10.9 percent of sales.  During the prior year, R&D costs were $286.5 million or 11.5 percent of sales.  Higher costs were incurred to develop and support 13 infotainment system launches occurring in fiscal years 2008 and 2009, a record number for the division.  Automotive SG&A expenses also include restructuring charges of $24.7 million, $5.7 million and $7.3 million in fiscal years 2008, 2007 and 2006, respectively.

Consumer SG&A expenses were 24.8 percent of Consumer sales in fiscal 2008, an increase of 2.1 percentage points compared to the prior year.  Selling expenses and R&D costs are the most significant components of SG&A expenses.  Selling expenses were 0.7 percentage points higher in fiscal 2008 primarily due to increased marketing efforts for multimedia products in response to general economic weakness and a competitive market.  R&D costs were $36.1 million, $34.2 million and $36.3 million during fiscal years 2008, 2007 and 2006, respectively.  Consumer SG&A expenses also include restructuring charges of $8.7 million, $1.0 million and $0.4 million in fiscal years 2008, 2007 and 2006, respectively.

Professional Professional SG&A expenses as a percentage of sales were 24.9 percent in fiscal 2008, an increase of 0.6 percentage points compared to the prior year.  Selling expenses and R&D costs are the most significant components of SG&A expenses.  Selling expenses are incurred to support a broad range of branded audio products.  These products are marketed to audio professionals for use in public places such as concert halls, stadiums and houses of worship.  Selling expenses were $54.4 million, $49.6 million and $49.3 million in fiscal 2008, 2007 and 2006, respectively.  A significant amount of R&D costs have been incurred to develop our HiQnet networking protocol and include it on new products.  This protocol simplifies and centralizes the monitoring and control of complex professional audio systems.  R&D costs in fiscal 2008, 2007 and 2006 were $36.9 million, $35.7 million and $33.2 million, respectively.  Professional SG&A expenses include restructuring charges of $6.0 million, $0.4 million and $1.7 million in fiscal years 2008, 2007 and 2006, respectively.

Other Other SG&A expenses primarily include compensation, benefit and occupancy costs for corporate employees.  In fiscal 2008, we also had $13.8 million of legal and advisory expenses associated with the termination of our proposed merger with a company formed by investment funds affiliated with KKR and GSCP.  Additionally, we had $2.8 million of restructuring expenses related to the consolidation of our corporate headquarters in Stamford, Connecticut.

Index

Restructuring Program

We announced a restructuring program in June 2006 designed to increase efficiency in our manufacturing, engineering and administrative organizations.  The implementation of this program continued through fiscal years 2007 and 2008.

During the third quarter of fiscal 2008, we expanded our restructuring actions to improve global footprint, cost structure, technology portfolio, human resources, and internal processes.  These programs will reduce the number of our manufacturing, engineering and operating locations.  We also expect significant cost reductions through moves to low cost countries and optimization of various processes including quality and risk management.

We have announced plant closings in Northridge, California and Martinsville, Indiana.  We have also closed a plant in South Africa and a small facility in Massachusetts.  Our corporate headquarters is currently transitioning to Stamford, Connecticut.

In fiscal 2008, SG&A expenses included $42.2 million for our restructuring program.  Cash paid for these initiatives was $14.1 million.  In addition, we have recorded $3.8 million of accelerated depreciation in cost of sales.

Below is a rollforward of our restructuring accrual for fiscal years 2008, 2007 and 2006:

($000s omitted)	June 30, 2008	June 30, 2007	June 30, 2006

Beginning accrued liability	$7,527	8,533	---
Expense	42,192	7,071	9,499
Utilization	(14,118)	(8,077)	(966)
Ending accrued liability	$35,601	7,527	8,533

Please also see Note 14, Restructuring Program for additional information.

Operating Income

Fiscal 2008 operating income was $138.5 million or 3.4 percent of net sales.  This represents a decrease of 7.5 percentage points compared to the prior year.  The decrease in operating income was primarily due to lower gross profit margin, restructuring costs, and expenses related to the merger termination.

Our fiscal 2007 operating income was $386.4 million or 10.9 percent of net sales. This represented a decrease of 1.3 percentage points below fiscal 2006.   The decrease in operating income was primarily driven by lower gross profit margin partially offset by lower SG&A, as a percentage of sales.

Index

We present below a summary of our operating income by reportable business segment:

($000s omitted)	Fiscal 2008	Percent of net sales	Fiscal 2007	Percent of net sales	Fiscal 2006	Percent of net Sales

Automotive	$120,466	4.1%	340,116	13.6%	336,795	15.1%
Consumer	(7,454)	-1.4%	13,587	2.7%	50,813	10.3%
Professional	91,555	15.0%	80,968	14.4%	59,278	11.5%
Other	(66,066)	---	(48,284)	---	(49,645)	---
Total	$138,501	3.4%	386,387	10.9%	397,241	12.2%

Interest Expense

Interest expense, net, was $8.6 million in fiscal 2008 compared to $1.5 million in the prior year.  Our net interest expense increased compared to the prior year due to the issuance of the $400 million senior convertible notes in October 2007.  Our fiscal 2008 interest expense, net, included $9.2 million of interest income primarily related to interest on our cash and cash equivalents and short-term investment balances. In fiscal 2007 and 2006, interest income was $8.1 million and $12.2 million, respectively.

We had average borrowings outstanding of $401.0 million in fiscal 2008 compared to $170.2 million in fiscal 2007 and $342.0 million in 2006.  Our weighted average interest rate in fiscal 2008 was 3.5 percent.  In fiscal 2007 and 2006, the weighted average interest rates were 5.6 percent and 7.4 percent, respectively.  Our fiscal 2008 weighted average interest rates have decreased compared to the prior year due to the coupon rate of 1.25% on our senior convertible notes.

Miscellaneous Expenses

We recorded miscellaneous expenses, net, of $5.4 million in fiscal 2008, compared to $2.7 million and $8.0 million in fiscal 2007 and 2006, respectively.  The fiscal 2008 expense was comprised primarily of bank charges.  Bank charges were $3.3 million, $2.6 million and $2.5 million in fiscal 2008, 2007 and 2006, respectively.  In fiscal 2006, we incurred a $4.9 million expense for repurchase premiums associated with the buyback of over 90 percent of our then-outstanding senior notes.  These premiums also include a charge on the termination of interest rate swap contracts.

Income Taxes

Our fiscal 2008 effective tax rate was 13.8 percent.  The effective tax rate was lower than the prior year due to a significant reduction in German statutory tax rates and the effect of permanent deductions on lower pre-tax income.  Also, in fiscal 2008 we settled a German tax audit on terms favorable to our previous estimates.  Exclusive of restructuring and merger costs recorded during fiscal 2008, the tax rate was 20.9 percent.

The effective tax rates in fiscal 2007 and 2006, were 18.4 percent and 32.4 percent, respectively.  In fiscal 2007, the tax rate was impacted by a $51 million net gain resulting from a court decision that allowed certain taxpayers to recognize additional foreign tax credits.  The effective tax rate was also impacted by a $4 million tax charge resulting from a dividend from South Africa.  In fiscal 2006, we repatriated $500 million from our foreign subsidiaries under the American Jobs Creation Act of 2004.  This decision resulted in a $3.4 million tax charge.

Index

Financial Condition

Liquidity and Capital Resources

We primarily finance our working capital requirements through cash generated by operations, borrowings under revolving credit facilities and trade credit, if needed.  During fiscal 2008, cash was primarily used to make investments in our manufacturing facilities, make tax payments, primarily in Germany, and meet our working capital needs.  Cash and cash equivalents were $223.1 million at June 30, 2008 compared to $106.1 million at June 30, 2007.

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

Below is a more detailed discussion of our cash flow activities during fiscal 2008.

Operating Activities

Net cash provided by operating activities in fiscal 2008 was $316.8 million compared to $215.3 million in fiscal 2007.  The increase in operating cash flows was primarily due to improved working capital management.  Inventories were reduced significantly in fiscal 2008 despite higher sales volume.

Investing Activities

Net cash used in investing activities was $142.5 million in fiscal 2008, compared to $180.0 million in fiscal 2007.  The fiscal 2008 activity primarily reflects investments in our manufacturing facilities and contingent purchase price consideration related to an acquisition made several years ago.  Capital expenditures were $138.9 million in fiscal 2008 and $174.8 million in fiscal 2007.  During fiscal 2008, we invested in customer tooling and other manufacturing equipment to support infotainment system programs for automotive customers.  In addition, we made machinery and equipment investments in our new manufacturing facility in China.  Capital expenditures were also used for new product tooling for consumer and professional products.

In fiscal 2007, we invested in the necessary equipment and tooling to begin production of infotainment systems in our Washington, Missouri facility.  This facility was substantially complete at the end of fiscal 2006 but required additional investments in customer tooling equipment in fiscal 2007 to ramp-up production for Chrysler.

We expect capital expenditures in fiscal 2009 to approximate fiscal 2008 levels.

Index

Financing Activities

Net cash flows used in financing activities were $64.8 million in fiscal 2008 compared to $222.7 million used in fiscal 2007.  During fiscal 2008, we used $400 million to repurchase 7,224,779 shares of our common stock under two separate accelerated share repurchase agreements.  Since the inception of our share repurchase program in June 1998 and including the shares acquired under the accelerated share repurchase agreements, we have acquired and placed into treasury 25,422,861 shares.

Our total debt was $428.0 million at June 30, 2008 primarily comprised of $400 million of 1.25 percent Convertible Senior Notes due in 2012 and $25.0 million under our revolving credit facility.  We also had capital leases and other long-term borrowings of $3.0 million at June 30, 2008.

At June 30, 2007, our total debt was $76.5 million primarily comprised of borrowings of $55 million under our revolving credit facility and $16.5 million in outstanding principal amount of senior notes.  The senior notes had a stated interest rate of 7.32 percent and were due on July 1, 2007.  These notes were paid upon maturity.  We also had capital leases and other long-term borrowings of $3.2 million at June 30, 2007.  Short-term borrowings included in debt were $1.8 million at June 30, 2007.

We are party to a $300 million multi-currency revolving credit facility with a group of banks, which under certain circumstances could have been increased to $350 million. This facility expires in June 2010 and replaces the $150 million revolving credit facility that expired on August 14, 2005. On June 22, 2006, we amended and restated our multi-currency revolving credit facility. The Restated Credit Agreement, among other things, added Harman Holding GmbH & Co. KG (Harman Holding), a limited partnership organized under the laws of Germany and wholly-owned subsidiary of the Company, as an additional borrower.  The maximum principal amount of borrowings permitted under the Restated Agreement remains at $300 million. The Restated Agreement also amends our conditional option to increase the maximum aggregate revolving commitment amount from $350 million to $550 million. At June 30, 2008, we had $25.0 million of borrowings under this credit facility and outstanding letters of credit of $6.0 million.  Unused availability under the revolving credit facility was $269 million at June 30, 2008.

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

Upon conversion, a holder will receive in respect of each $1,000 of principal amount of Notes to be converted an amount in cash equal to the lesser of (1) $1,000 or (2) the conversion value, determined in the manner set forth in the indenture for the Notes and if the conversion value per Note exceeds $1,000, the Company will also deliver, at its election, cash or common stock or a combination of cash and common stock for the conversion value in excess of $1,000.

In May 2008, the Financial Accounting Standards Board (FASB) issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1).  FSP APB 14-1 requires the issuer of convertible debt instruments with cash settlement features to account separately for the liability and equity components of the instrument.  The proposed transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments.  FSP APB 14-1 is effective for us on July 1, 2009.  We expect the effect of adoption of FSP APB 14-1 to be dilutive to earnings per share.

Index

Our long-term debt agreements contain financial and other covenants that, among other things, limit our ability to incur additional indebtedness, restrict subsidiary dividends and distributions, limit our ability to encumber certain assets and restrict our ability to issue capital stock of our subsidiaries. Our long-term debt agreements permit us to pay dividends or repurchase our capital stock without any dollar limitation provided that we would be in compliance with the financial covenants in our revolving credit facility after giving effect to such dividend or repurchase. We were in compliance with the terms of our long-term debt agreements at June 30, 2008, 2007 and 2006.

Contractual Obligations

We have obligations and commitments to make future payments under debt agreements and operating leases. The following table details our financing obligations by due date:

	Fiscal Year Ending June 30,
($000s)	2009		2010	2011	2012	2013	Thereafter	Total

Short-term borrowings (a)	$	---	---	---	---	---	---	$	---
Senior notes (b)		---	---	---	400,000	---	---		400,000
Capital leases (d)		555	577	474	479	---	---		2,085
Other long-term obligations (b)		84	96	25,100	105	110	372		25,867
Firm commitments for capital expenditures		22,351	---	---	---	---	---		22,351
Purchase obligations (c)		198,302	19,011	2	---	---	---		217,315
Non-cancelable operating leases (d)		43,776	38,104	29,002	18,295	18,367	33,988		181,532
Total contractual cash obligations		$265,068	57,788	54,578	418,879	18,477	34,360		$849,150

(a)	See Note 5 to our consolidated financial statements.
(b)	See Note 6 to our consolidated financial statements.
(c)	Includes amounts committed under enforceable agreements for purchase of goods and services with defined terms as to quantity, price and timing of delivery.
(d)	See Note 8 to our consolidated financial statements.

Recent Developments

As previously announced, on June 30, 2008, Dr. Sidney Harman resigned as non-executive Chairman of the Board.  Dr. Harman continues to be a member of our Board of Directors.  However, he does not intend to stand for re-election to the Board at our next annual meeting.  Dinesh Paliwal succeeded Dr. Harman as Chairman of the Board effective July 1, 2008.

Index

As previously announced, restructuring of the Companys Automotive division footprint was accelerated with the announcement of plant closings in Northridge, California and Martinsville, Indiana. The Company also closed its Consumer manufacturing facility in Bedford, Massachusetts. The Company has started the transfer of JBL production from Northridge, California to our plant in Tijuana, Mexico. We have also down-sized our factory in Motala, Sweden and closed our operations in South Africa. As previously mentioned, our PND business has been re-positioned and is exclusively focused on the Automotive aftermarket premium sector.

We also took several actions to outsource non-core activities. Highlights included outsourcing global IT infrastructure to Wipro Technologies and warehousing/distribution operations for Consumer and Professional Divisions to Ryder System.

We expanded our manufacturing capacity in Tijuana, Mexico and Szekesfehervar, Hungary, and have started production at a new factory in Suzhou, China.

Complementing these initiatives, we launched a detailed market opportunity assessment and channel strategy for China to accelerate the penetration of our premium brands and products in this large, fast-growing region.

Business Outlook

The Company has initiated a detailed five-year strategic planning process to address cost base and global competitiveness, including manufacturing footprint, procurement, technology portfolio, emerging market growth, and talent management. Plan highlights include defined reductions in the number of manufacturing, engineering and operating locations, global footprint optimization, and improved processes for forecasting, quality and risk management. As part of our implementation, the Company launched on July 1, 2008 a sweeping cost and productivity improvement program called STEP Change. This 24-month program, which is inclusive of previously announced initiatives, is expected to yield $400 million in sustainable annual savings beyond fiscal year 2010.  We also plan to aggressively pursue emerging market opportunities and better match our technology efforts with evolving market trends. We believe fiscal 2009 will be a challenging year as we execute our strategic plan. However, we feel these initiatives are necessary to return our company to long-term profitable growth.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are required to include information about potential effects of changes in interest rates and currency exchange rates in our periodic reports filed with the Securities and Exchange Commission.

Interest Rate Sensitivity/Risk

At June 30, 2008, interest on approximately 94 percent of our borrowings was determined on a fixed rate basis. The interest rates on the balance of our debt are subject to changes in U.S. and European short-term interest rates. To assess exposure to interest rate changes, we have performed a sensitivity analysis assuming a hypothetical 100 basis point increase or decrease in interest rates across all outstanding debt and investments. Our analysis indicates that the effect on fiscal 2008 net income of such an increase and decrease in interest rates would be approximately $1.7 million. Based on June 30, 2007 positions, the impact of such changes in interest rates were approximately $0.4 million to fiscal 2007 net income.

Index

The following table provides information as of June 30, 2008 about our financial instruments that are sensitive to changes in interest rates.  The table presents principal cash flows and related average interest rates by contractual maturity dates. Weighted average variable rates are generally based on LIBOR as of the reset dates. The information is presented in U.S. dollar equivalents as of June 30, 2008.

Principal Payments and Interest Rates by Contractual Maturity Dates

	Fiscal Years Ending June 30,
($ millions)	2009	2010	2011	2012	2013	Thereafter	Total	Fair value (assets)/ liabilities

Debt obligation	$0.1	25.1	0.1	0.1	0.1	0.3	$25.8	$25.8

Average interest rate	5.00%	3.39%	5.00%	5.00%	5.00%	5.00%	---	---

Foreign Currency Risk

We maintain significant operations in Germany, the United Kingdom, France, Austria, Hungary, Mexico, China and Sweden. As a result, we are subject to market risks arising from changes in foreign currency exchange rates, principally the change in the value of the Euro versus the U.S. Dollar. Our subsidiaries purchase products and raw materials in various currencies. As a result, we may be exposed to cost changes relative to local currencies in the markets to which we sell our products. To mitigate these transactional risks, we enter into foreign exchange contracts. Also, foreign currency positions are partially offsetting and are netted against one another to reduce exposure.

We presently estimate the effect on projected 2009 income before income taxes, based upon a recent estimate of foreign exchange transactional exposure, of a uniform strengthening or uniform weakening of the transaction currency rates of 10 percent would be to increase or decrease income before income taxes by approximately $50 million. As of June 30, 2008, we had hedged a portion of our estimated foreign currency transactions using forward exchange contracts.

We presently estimate the effect on projected 2009 income before income taxes, based upon a recent estimate of foreign exchange translation exposure (translating the operating performance of our foreign subsidiaries into U.S. Dollars), of a uniform strengthening or weakening of the U.S. Dollar by 10 percent would be to increase or decrease income before income taxes by approximately $16 million.

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

Index

Item 8.  Consolidated Financial Statements and Supplementary Data

Managements Report on Internal Control over Financial Reporting

The management of Harman International Industries, Incorporated is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and the fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, we used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Our assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, overall control environment and information systems control environment. Based on our assessment, we have concluded that, as of June 30, 2008, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting, as of June 30, 2008, has been audited by KPMG LLP, an independent registered public accounting firm. KPMGs report on our internal controls over financial reporting is included herein.

/s/ Herbert Parker

Herbert Parker

Executive Vice President and Chief Financial Officer

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Harman International Industries, Incorporated:

We have audited Harman International Industries, Incorporated and subsidiaries (the Company) internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Harman International Industries, Incorporateds management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Managements Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Companys internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A companys internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A companys internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the companys assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Harman International Industries, Incorporated maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harman International Industries, Incorporated and subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of operations, shareholders equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2008, and our report dated August 29, 2008 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

McLean, Virginia
August 29, 2008

Index

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Harman International Industries, Incorporated:

We have audited the accompanying consolidated balance sheets of Harman International Industries, Incorporated and subsidiaries (the Company) as of June 30, 2008 and 2007, and the related consolidated statements of operations, shareholders equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2008. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule for each of the years in the three-year period ended June 30, 2008.  These consolidated financial statements and financial statement schedule are the responsibility of the Companys management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harman International Industries, Incorporated and subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2008, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 11 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109, effective July 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Harman International Industries, Incorporateds internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 29, 2008 expressed an unqualified opinion on the effectiveness of the Companys internal control over financial reporting.

(signed) KPMG LLP

McLean, Virginia
August 29, 2008

Index

Consolidated Balance Sheets
Harman International Industries, Incorporated and Subsidiaries
($000s omitted except share and per share amounts)	June 30,
	2008		2007
Assets
Current assets
Cash and cash equivalents		$223,109	106,141
Receivables, net		574,195	486,557
Inventories, net		390,638	453,156
Other current assets		251,139	187,299

Total current assets		1,439,081	1,233,153

Property, plant and equipment, net		640,042	591,976
Goodwill		436,447	403,749
Other assets		311,355	279,990

Total assets		$2,826,925	2,508,868

Liabilities and Shareholders Equity
Current liabilities
Short-term borrowings	$	---	1,838
Current portion of long-term debt		639	17,029
Accounts payable		343,780	356,763
Accrued liabilities		413,645	302,016
Accrued warranties		126,977	48,148
Income taxes payable		21,911	90,187

Total current liabilities		906,952	815,981

Borrowings under revolving credit facility		25,000	55,000
Convertible senior notes		400,000	---
Other senior debt		2,313	2,661
Minority interest		34	878
Other non-current liabilities		152,780	140,307

Total liabilities		1,487,079	1,014,827

Shareholders equity
Preferred stock, $.01 par value. Authorized 5,000,000 shares; none issued and outstanding		---	---
Common stock, $.01 par value. Authorized 200,000,000 shares; issued 83,940,927 shares in 2008 and 83,436,983 in 2007		839	834
Additional paid-in capital		620,651	595,853
Accumulated other comprehensive income (loss):
Unrealized loss on hedging derivatives		(1,328)	(510)
Pension benefits		(11,947)	(15,778)
Cumulative foreign currency translation adjustment		204,806	98,479
Retained earnings		1,566,720	1,454,771
Less common stock held in treasury (25,422,861 shares in 2008 and 18,198,082 shares in 2007)		(1,039,895)	(639,608)

Total shareholders equity		1,339,846	1,494,041

Total liabilities and shareholders equity		$2,826,925	2,508,868

See accompanying notes to consolidated financial statements.

Index

Consolidated Statements of Operations
Harman International Industries, Incorporated and Subsidiaries
($000s omitted except per share amounts)

	Years Ended June 30,
	2008	2007	2006

Net sales	$4,112,503	3,551,144	3,247,897
Cost of sales	3,003,097	2,339,938	2,095,327
Gross profit	1,109,406	1,211,206	1,152,570

Selling, general and administrative expenses	970,905	824,819	755,329
Operating income	138,501	386,387	397,241

Other expenses:
Interest expense, net	8,648	1,500	13,027
Miscellaneous, net	5,369	2,682	8,027

Income before income taxes and minority interest	124,484	382,205	376,187

Income tax expense, net	17,119	70,186	121,877
Minority interest	(421)	(1,944)	(985)

Net income	$107,786	313,963	255,295

Basic earnings per share	$1.75	4.81	3.85

Diluted earnings per share	$1.73	4.72	3.75

Weighted average shares outstanding basic	61,472	65,310	66,260

Weighted average shares outstanding diluted	62,182	66,449	68,105

See accompanying notes to consolidated financial statements.

Index

Consolidated Statements of Cash Flows
Harman International Industries, Incorporated and Subsidiaries
($000s omitted)	Years Ended June 30,
	2008		2007	2006
Cash flows from operating activities:
Net income		$107,786	313,963	255,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		152,342	127,162	129,949
Deferred income taxes		(10,441)	(45,563)	(8,011)
Loss on disposition of assets		235	959	1,480
Share-based compensation		23,148	15,418	16,586
Excess tax benefits from share-based payment arrangements		(5,321)	(10,456)	(45,493)

Changes in operating assets and liabilities:
Decrease (increase) in:
Receivables		(34,980)	(20,314)	4,877
Inventories		102,451	(92,024)	(21,433)
Other current assets		(55,950)	(34,844)	(27,456)
Increase (decrease) in:
Accounts payable		(38,265)	26,266	37,274
Accrued warranty liabilities		78,829	(12,620)	12,186
Accrued other liabilities		69,785	(24,677)	33,691
Income taxes payable		(63,666)	(34,083)	5,303
Other operating activities		(9,144)	6,126	5,731
Net cash provided by operating activities		$316,809	215,313	399,979

Cash flows from investing activities:
Contingent purchase price consideration		$(12,724)	(9,229)	(13,808)
Proceeds from asset dispositions		1,476	3,038	1,574
Capital expenditures		(138,934)	(174,794)	(130,548)
Other items, net		7,697	970	(3,898)
Net cash used in investing activities		$(142,485)	(180,015)	(146,680)

Cash flows from financing activities:
Net increase (decrease) in short-term borrowings		$(1,838)	135	(828)
Net (repayments) borrowings under revolving credit facility		(38,940)	(107,631)	158,294
Repayments of long-term debt		(18,140)	(18,782)	(294,733)
Proceeds from issuance of convertible senior notes		400,000	---	---
Repurchase of common stock		(400,287)	(128,780)	(192,608)
Dividends paid to shareholders		(3,056)	(3,262)	(3,321)
Share-based payment arrangements		(3,152)	25,115	27,650
Debt issuance costs		(4,750)	---	---
Excess tax benefits from share-based payment arrangements		5,321	10,456	45,493
Net cash used in financing activities		$(64,842)	(222,749)	(260,053)
Effect of exchange rate changes on cash		7,486	1,834	7,298
Net increase (decrease) in cash and cash equivalents		116,968	(185,617)	544
Cash and cash equivalents at beginning of period		$106,141	291,758	291,214

Cash and cash equivalents at end of period		$223,109	106,141	291,758

Supplemental schedule of non-cash investing activities:
Fair value of assets acquired	$	---	---	12,102
Cash paid for the assets		---	---	6,503
Liabilities assumed	$	---	---	5,599

See accompanying notes to consolidated financial statements.

Index

Consolidated Statements of Shareholders Equity and Comprehensive Income
Harman International Industries, Incorporated and Subsidiaries
Years Ended June 30, 2008, 2007 and 2006

	Common Stock
($000s omitted)	Number of shares	$0.01 Par Value	Additional paid-in capital	Accumulated Other Comprehensive income (loss)	Retained Earnings	Treasury Stock	Total share- holders equity

Balance, June 30, 2005	66,662,544	$811	455,158	31,103	892,096	(318,220)	1,060,948

Comprehensive income:
Net income					255,295		255,295
Foreign currency translation adjustment				24,578			24,578
Unrealized loss on hedging derivatives				(8,815)			(8,815)
Pension liability adjustment				2,358			2,358
Total comprehensive income				18,121	255,295		273,416
Exercise of stock options, net of shares received	1,632,883	16	27,634				27,650
Tax benefit attributable to stock options plan			45,493				45,493
Share-based compensation			16,586				16,586
Treasury shares purchased	(2,230,700)					(192,608)	(192,608)
Dividends ($.05 per share)					(3,321)		(3,321)

Balance, June 30, 2006	66,064,727	$827	544,871	49,224	1,144,070	(510,828)	1,228,164

Comprehensive income:
Net income					313,963		313,963
Foreign currency translation adjustment				34,199			34,199
Unrealized gain on hedging derivatives				2,757			2,757
Pension liability adjustment				3,264			3,264
Total comprehensive income				40,220	313,963		354,183
Exercise of stock options, net of shares received	682,074	7	25,108				25,115
Tax benefit attributable to stock option plan			10,456				10,456
Adoption of SFAS No. 158 (net of tax)				(7,253)			(7,253)
Share-based compensation			15,418				15,418
Treasury shares purchased	(1,507,900)					(128,780)	(128,780)
Dividends ($.05 per share)					(3,262)		(3,262)

Balance, June 30, 2007	65,238,901	$834	595,853	82,191	1,454,771	(639,608)	1,494,041

Comprehensive income:
Net income					107,786		107,786
Foreign currency translation adjustment				106,327			106,327
Unrealized loss on hedging derivatives				(818)			(818)
Pension liability adjustment				3,831			3,831
Total comprehensive income				109,340	107,786		217,126
Exercise of stock options, net of shares received	503,944	5	(3,157)				(3,152)
Tax benefit attributable to stock option plan			5,321				5,321
Share-based compensation			22,634				22,634
Treasury shares purchased	(7,224,779)					(400,287)	(400,287)
Dividends ($.05 per share)					(3,056)		(3,056)
Adoption of FIN 48					7,219		7,219

Balance, June 30, 2008	58,518,066	$839	620,651	191,531	1,566,720	(1,039,895)	1,339,846

See accompanying notes to consolidated financial statements.

Index

Notes to Consolidated Financial Statements
Harman International Industries, Incorporated and Subsidiaries

Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of Harman International Industries, Incorporated and our subsidiaries (collectively, the Company) after the elimination of intercompany transactions and accounts.  Unless the context indicates otherwise, the terms we, us, or our refer herein to Harman International Industries, Incorporated and subsidiaries.

Reclassifications. Where necessary, information for prior years has been reclassified to conform to the fiscal 2008 financial statement presentation.

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

Sales Discounts. We offer product discounts and sales incentives including prompt payment discounts, volume incentive programs, rebates and dealer order incentives. We report revenues net of discounts and other sales incentives in accordance with Emerging Issues Task Force (EITF) Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendors Products).

Cost of Sales. Cost of sales includes material, labor and overhead for products manufactured by us and cost of goods produced for us on a contract basis. Expenses incurred for manufacturing depreciation and engineering, warehousing, shipping and handling, sales commissions, warranty and customer service are also included in cost of sales.

Index

Allowance for Doubtful Accounts. We reserve an estimated amount for accounts receivable that may not be collected. Methodologies for estimating allowance for doubtful accounts are primarily based on specific identification of uncollectible accounts. Historical collection rates and customer credit worthiness are considered in determining specific reserves. At June 30, 2008 and 2007, we had $7.1 million and $6.0 million, respectively, reserved for possible uncollectible accounts receivable. As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating our allowance for doubtful accounts.

Warranty Liabilities. We warrant our products to be free from defects in materials and workmanship for periods ranging from six months to six years from the date of purchase, depending on the business segment and product. Our dealers and warranty service providers normally perform warranty service in field locations and regional service centers, using parts and replacement finished goods we supply on an exchange basis.  Our dealers and warranty service providers also install updates we provide to correct defects covered by our warranties.  Estimated warranty liabilities are based upon past experience with similar types of products, the technological complexity of certain products, replacement cost and other factors. If estimates of warranty provisions are no longer adequate based on our analysis of current activity, incremental provisions are recorded.  We take these factors into consideration when assessing the adequacy of our warranty provision for periods still open to claim.  See Note 10, Warranty Liabilities, for additional information regarding our warranties.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include non-manufacturing salaries and benefits, share-based compensation expense, occupancy costs, professional fees, research and development costs, amortization of intangibles, advertising and marketing costs and other operating expenses.

Advertising Costs. We expense advertising costs as incurred. When production costs are incurred for future advertising, these costs are recorded as an asset and subsequently expensed when the advertisement is first put into service.

Amortization of Intangibles. Amortization of intangibles primarily includes amortization of intangible assets such as patents, trademarks and distribution agreements and amortization of costs, other than interest costs. Intangibles are amortized over 10 months to 17 years. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill was not amortized after July 1, 2002.

Research and Development. Research and development costs are expensed as incurred. Our expenditures for research and development, net of customer reimbursements, were $395.9 million, $356.7 million and $302.0 million for the fiscal years ending June 30, 2008, 2007 and 2006, respectively.

Interest Expense, Net. Interest expense, net, includes interest expense and amortization of original issue discount on debt securities, net of interest income.

Cash and Cash Equivalents. Cash and cash equivalents includes cash on hand and short-term investments with original maturities of less than three months.

Inventories. Inventories are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method. The valuation of inventory requires us to make judgments and estimates regarding obsolete, damaged or excess inventory as well as current and future demand for our products. Estimation of inventory valuation reserves requires us to analyze the aging and future demand for inventories and to work closely with sales and marketing to forecast future product pricing trends.  These estimates have an effect on our results of operations.  See Note 2, Inventories, for additional information.

Index

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

Goodwill.  Goodwill was $436.4 million at June 30, 2008 compared with $403.7 million at June 30, 2007.  The increase is primarily due to foreign currency translation and contingent purchase price consideration associated with the acquisition of Innovative Systems GmbH.  Our SFAS 142 annual impairment test concluded that goodwill was not impaired as of the test date, April 30, 2008.  In fiscal 2007, goodwill increased $22.5 million also due to contingent purchase price consideration and foreign currency translation.

Pre-Production and Development Costs.  We incur pre-production and development costs primarily related to infotainment systems that we develop for automobile manufacturers pursuant to long-term supply arrangements. We record certain costs incurred pursuant to these agreements as unbilled costs in accordance with EITF Issue No. 99-5, Accounting for Pre-Production Costs Related to Long-Term Supply Agreements, or the percentage-of-completion method of AICPA Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Unbilled costs at June 30, 2008 were $45.7 million, including $37.3 million of pre-production costs and $8.4 million of costs under development contracts. Unbilled costs reimbursable in the next twelve months total $15.2 million and are recorded in Other current assets. Unbilled costs reimbursable in subsequent years total $30.5 million and are recorded in Other assets. At June 30, 2008, we had fixed assets of $26.9 million for molds, dies and other tools which our customers will eventually purchase and own pursuant to long-term supply arrangements.

At June 30, 2007, total unbilled costs were $30.8 million, including $14.5 million of pre-production costs and $16.3 million of costs under development contracts. At June 30, 2007, unbilled costs reimbursable in the next twelve months totaled $10.3 million and were recorded in Other current assets. Unbilled costs reimbursable in subsequent years totaled $20.5 million and were recorded in Other assets.  At June 30, 2007, we had fixed assets of $21.2 million for molds, dies and other tools which our customers will eventually purchase and own pursuant to long-term supply contracts.

Income Taxes. Deferred income tax assets or liabilities are computed based on the temporary differences between the financial statement and income tax basis of assets and liabilities using the statutory marginal income tax rate in effect for the years in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized.  In determining the need for, and amount of, a valuation allowance, we consider our ability to forecast earnings, future taxable income, carryback losses, if any, and we consider feasible tax planning strategies.  We believe the estimate of our income tax assets, liabilities and expense are critical accounting estimates because if the actual income tax assets, liabilities and expenses differ from our estimates the outcome could have a material impact on our results of operations.  Additional information regarding income taxes appears in Note 11, Income Taxes, including discussion of the implementation of FIN 48, Accounting for Uncertainty in Income Taxes.

Index

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

Certain employees outside the United States are covered by non-contributory defined benefit plans. The defined benefit plans are funded in conformity with applicable government regulations. Generally, benefits are based on age, years of service, and the level of compensation during the final years of service.  These benefit plans are discussed further in Note 16, Retirement Benefits.

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

For each derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For each derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the period during which the hedged transaction affects earnings.  For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. For additional information regarding derivatives, see Note 19, Derivatives.

Index

Interest Rate Management. We have an interest rate swap agreement to effectively convert the interest on an operating lease from a variable to a fixed rate.  At the end of each reporting period, the discounted fair value of the interest rate swap agreement is calculated.  The fair value is recorded as an asset or liability.  The effective gain or loss is recorded as a debit or credit to accumulated other comprehensive income and any ineffectiveness is recorded immediately to rent expense.  For additional information, see Note 19, Derivatives.

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

Severance and Exit Costs. We recognize liabilities for severance and exit costs based upon the nature of the liability incurred.  For involuntary separation programs that are conducted according to the guidelines of our written involuntary separation plan, we record the liability when it is probable and reasonably estimable in accordance with SFAS No. 112, Employers Accounting for Postemployment Benefits.  For involuntary separation programs that are conducted according to the provisions of collective bargaining agreements or statutes, we record the liability when it is probable and reasonably estimable in accordance with SFAS No. 88, Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.  For one-time termination benefits, such as additional severance pay, and other exit costs, such as lease and other contract termination costs, the liability is measured and originally recognized at fair value in the period in which the liability is incurred, with subsequent changes recognized in the period of change, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Share-Based Compensation. Effective July 1, 2005, we adopted SFAS No. 123R, Share-Based Payment (SFAS No. 123R), using the modified prospective method. Under SFAS No. 123R, share-based compensation expense is recognized based on the estimated fair value of stock options and similar equity instruments awarded to employees. Share-based compensation is discussed further in Note 12, Stock Option and Incentive Plan.

Recent Accounting Pronouncements.

In September 2006, FASB issued Statement No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies when other accounting pronouncements require or permit assets and liabilities to be measured at fair value, but does not expand the use of fair value to new accounting transactions.  SFAS 157 is effective for financial assets and liabilities for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157.  Collectively, the Staff Positions defer the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities, and amend the scope of SFAS 157.  SFAS 157 is effective for us beginning in the first quarter of fiscal 2009.  We do not expect the adoption of SFAS 157 to have a material impact on our financial statements.

Index

In February 2007, FASB issued Statement No.159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (SFAS 159), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on an instrument-by-instrument basis.  Subsequent measurements for the financial assets and liabilities an entity elects to record at fair value will be recognized in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  SFAS 159 is effective for us beginning in the first quarter of fiscal 2009.  We do not intend to elect fair value measurement for financial assets and liabilities, and therefore do not believe the adoption of SFAS 159 will have a material impact on our financial statements.

In December 2007, FASB issued Statement No. 141R, Business Combinations (SFAS 141R) which requires the recognition of assets acquired, liabilities assumed, an any noncontrolling interests at the acquisition date fair value with limited exceptions.  SFAS 141R will change the accounting treatment for certain specific items and include a substantial number of new disclosure requirements.  Such significant changes include, but are not limited to the acquirer recording 100% of all assets and liabilities, including goodwill, of the acquired business, generally at their fair values, and acquisition-related transaction and restructuring costs will be expenses rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired.  SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008.  SFAS 141R will apply to any acquisitions consummated by us on or after July 1, 2009, which is the first day of our fiscal 2010.  We are currently evaluating the expected impact of the adoption of SFAS 141R on future acquisitions.

In March 2008, FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activitiesan amendment of FASB Statement No. 133  (SFAS 161) which requires expanded disclosures about a companys derivative instruments including how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect a companys financial position, financial performance and cash flows.  The required disclosures also include the location and fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the companys strategies and objectives for using derivative instruments.  SFAS 161 is effective prospectively for fiscal years and interim periods beginning on or after November 15, 2008 with early adoption permitted.  SFAS 161 is effective for us beginning in the first quarter of fiscal 2010.  We are currently evaluating the impact of SFAS 161 on our consolidated financial statements.

Index

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1).  FSP APB 14-1 requires the issuer of convertible debt instruments with cash settlement features to account separately for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using the issuers nonconvertible debt borrowing rate at the time of issuance. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. FSP APB 14-1 will also require an accretion of the resultant debt discount over the expected life of the debt. The proposed transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. FSP APB 14-1 is effective for fiscal years and interim periods beginning after December 15, 2008.  Early adoption is not permitted.  FSP APB 14-1 is effective for us beginning in the first quarter of fiscal 2010.  We expect the effect of adoption of FSP APB 14-1 to be dilutive to earnings per share.

Note 2 - Inventories

Inventories consist of the following:

	June 30,
($000s omitted)	2008	2007

Finished goods	$150,634	235,736
Work in process	60,045	52,682
Raw materials and supplies	179,959	164,738
Total	$390,638	453,156

Inventories are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method. The valuation of inventory requires us to make judgments and estimates regarding obsolete, damaged or excess inventory as well as current and future demand for our products. The estimates of future demand and product pricing that we use in the valuation of inventory are the basis for our inventory reserves and have an effect on our results of operations. We calculate inventory reserves using a combination of lower of cost or market analysis, analysis of historical usage data, forecast demand data and historical disposal rates. Specific product valuation analysis is applied, if practicable, to those items of inventory representing a higher portion of the value of inventory on-hand.

Index

Note 3 - Property, Plant and Equipment

Property, plant and equipment are composed of the following:

	June 30,
($000s omitted)	2008	2007

Land	$14,659	14,738
Buildings and improvements	311,336	269,968
Machinery and equipment	1,082,359	905,293
Furniture and fixtures	46,749	41,386
	1,455,103	1,231,385
Less accumulated depreciation and amortization	(815,061)	(639,409)
Property, plant and equipment, net	$640,042	591,976

Note 4 - Goodwill

Goodwill was $436.4 million at June 30, 2008 compared with $403.7 million at June 30, 2007.  The increase is primarily due to foreign currency translation and contingent purchase price consideration associated with the acquisition of Innovative Systems GmbH.  Our SFAS 142 annual impairment test concluded that goodwill was not impaired as of the test date, April 30, 2008.  In fiscal 2007, goodwill increased $22.5 million also due to purchase price payments and foreign currency translation.

Note 5 - Short-Term Borrowings

At June 30, 2008, we had no outstanding short-term borrowings.  We maintain unsecured lines of credit totaling $16.7 million in Japan, China and the United Kingdom. We had $1.8 million of outstanding short-term borrowings with a weighted average interest rate of 5.5 percent at June 30, 2007.

Note 6 - Long-Term Debt and Current Portion of Long Term-Debt

Long-term debt is comprised of the following:

	June 30,
($000s omitted)	2008	2007
Convertible senior notes due 2012, interest due semi-annually at 1.25% (note 7)	$400,000	---
Senior notes, unsecured, due July 1, 2007 interest due semi-annually at 7.32%	---	16,486
Revolving credit facility	25,000	55,000
Obligations under capital leases (note 8)	2,085	2,251
Other unsubordinated variable rate loans due through 2016, bearing interest at an average effective rate of 5.00% at June 30, 2008	867	953
Total	427,952	74,690
Less current installments	(639)	(17,029)
Long-term debt	$427,313	57,661

Our long-term debt at June 30, 2008, consisted of $400 million convertible senior notes, $25.0 million in borrowings under the revolving credit facility and $2.3 million of other obligations.  Our current portion of long-term debt consisted of $0.6 million of other obligations.

Index

During the fiscal year ended June 30, 2008, we issued $400 million 1.25% convertible senior notes due 2012 with interest payable semi-annually.  The convertible notes are discussed further in Note 7. In July 2007, our 7.32% senior notes due July 2007 matured, and the remaining outstanding principal amount of $16.5 million was retired.

We are a party to a $300 million multi-currency revolving credit facility with a group of banks.  This facility expires in June 2010.  The interest rate on the revolving rate facility is based upon LIBOR plus 37 to 90 basis points and we pay a commitment fee of 8 to 22.5 basis points.  The interest rate spread and commitment fee are determined based upon our interest coverage ratio and senior unsecured debt rating. At June 30, 2008, we had $25.0 million in borrowings under the revolving credit facility and outstanding letters of credit of $6.0 million.  Unused availability under the revolving credit facility was $269.0 million at June 30, 2008.

Our long-term debt agreements contain financial and other covenants that, among other things, limit our ability to incur additional indebtedness, restrict subsidiary dividends and distributions, limit our ability to encumber certain assets and restrict our ability to issue capital stock of our subsidiaries. Our long-term debt agreements permit us to pay dividends or repurchase our capital stock without any dollar limitation provided that we would be in compliance with the financial covenants in our revolving credit facility after giving effect to such dividend or repurchase.  At June 30, 2008 and 2007, we were in compliance with the terms of our long-term debt agreements.

Weighted average borrowings were $401.0 million, $170.2 million and $342.0 million for fiscal years ended June 30, 2008, 2007 and 2006, respectively.  The weighted average interest rate was 3.5 percent, 5.6 percent and 7.4 percent in fiscal 2008, 2007 and 2006, respectively.  Our average interest rates fluctuate primarily due to changes in the U.S. Dollar denominated short-term LIBOR base rates. The majority of our interest expense is associated with the convertible senior notes.

Interest expense is reported net of interest income in our consolidated statement of operations. Gross interest expense was $17.9 million, $9.6 million and $25.2 million for the fiscal years ended June 30, 2008, 2007 and 2006 respectively. Interest income was $9.2 million, $8.1 million and $12.2 million for the fiscal years ended June 30, 2008, 2007 and 2006.

Cash paid for interest, net of cash interest received, was $6.3 million, $2.5 million, and $18.8 million during the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

At June 30, 2008, long-term debt, including obligations under capital leases, maturing in each of the next five fiscal years and thereafter is as follows ($000s omitted):

2009	$639
2010	673
2011	25,574
2012	400,584
2013	110
Thereafter	372

Index

Note 7 - Convertible Senior Notes

On October 23, 2007, we issued $400 million aggregate principal amount of its 1.25% percent convertible senior notes due 2012 (the Notes).  The initial conversion rate is 9.6154 shares of common stock per $1,000 principal amount of the Notes (which is equal to an initial conversion price of approximately $104 per share).  The conversion rate is subject to adjustment in specified circumstances described in the indenture for the Notes.

The Notes are convertible at the option of the holders:

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

Debt issuance costs of $4.8 million associated with this transaction were capitalized and are being amortized over the term of the Notes.  The unamortized balance at June 30, 2008 was $4.1 million.

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

Index

We do not believe that it is probable that we will not comply with the Registration Rights Agreement.  Therefore, no liability has been recorded for the additional interest that may be required in the event of non-compliance.

Note 8 - Leases

The following analysis represents property under capital leases:

	June 30,
($000s omitted)	2008	2007
Capital lease assets	$8,103	6,982
Less accumulated amortization	(5,695)	(4,629)
Net	$2,408	2,353

At June 30, 2008, we are obligated for the following minimum lease commitments under terms of noncancelable lease agreements:

	Capital	Operating
($000s omitted)	Leases	leases

2009	$610	$43,776
2010	613	38,104
2011	490	29,002
2012	479	18,295
2013	---	18,367
Thereafter	---	33,988
Total minimum lease payments	2,192	$181,532
Less interest	(107)
Present value of minimum lease payments	$2,085

Operating lease expense was $50.5 million, $44.3 million and $42.0 million for each of the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

Note 9 - Fair Value of Financial Instruments

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

Fair values of long-term debt are based on market prices where available. When quoted market prices are not available, fair values are estimated using discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements.  The conversion feature of our convertible debt was valued using the Black-Scholes option pricing model.

Index

The carrying value and fair value of long-term debt were $428.0 million and $350.9 million, respectively, at June 30, 2008.

Note 10 - Warranty Liabilities

Details of the estimated warranty liability are as follows:

	Years ended June 30,
($000s omitted)	2008	2007

Balance at beginning of year	$48,148	60,768
Expense	131,677	49,148
Payments (cash or in-kind)	(52,848)	(61,768)
Balance at end of year	$126,977	48,148

 Note 11 - Income Taxes

The tax provisions and analysis of effective income tax rates are comprised of the following items:

	Years ended June 30,
($000s omitted)	2008	2007	2006

Provision for Federal income taxes before credits at statutory rate	$43,569	133,772	131,665
State income taxes	260	260	211
Difference between Federal statutory rate and foreign effective rate	(28,001)	(1,305)	(2,401)
Dividend repatriation	---	---	3,350
IRS settlement	---	---	(1,081)
Permanent differences	4,722	(330)	(524)
Tax benefit from export sales and U.S. production activities	(1,024)	(1,338)	(2,186)
Change in valuation allowance	497	---	61
Change in other tax liabilities	(1,497)	(1,712)	(2,611)
Difference between Federal and financial accounting for incentive stock option grants	1,164	432	853
Federal income tax credits	(2,750)	(59,750)	(5,168)
Other	179	157	(292)
Total	$17,119	70,186	121,877

A fiscal 2008 reduction in German statutory tax rates is included in the line item Difference between Federal statutory rate and foreign effective rate.

Index

 Income tax expense consists of the following:

	Years ended June 30,
($000s omitted)	2008	2007	2006
Current:
Federal	$2,194	3,991	(3,692)
State	400	400	325
Foreign	22,551	107,818	134,610
	25,145	112,209	131,243
Deferred:
Federal	(11,124)	(43,913)	(47,105)
State	---	---	___---
Foreign	(2,223)	(8,566)	(7,754)
	(13,347)	(52,479)	(54,859)
Charge in lieu of taxes attributable to tax benefit from employee stock options	5,321	10,456	45,493
Total	$17,119	70,186	121,877

Deferred taxes are recorded based upon differences between the financial statement basis and tax basis of assets and liabilities and available tax loss and credit carryforwards.

The following deferred taxes are recorded:

Assets/(liabilities)

	June 30,
($000s omitted)	2008	2007
Federal tax credits	$203,535	206,110
Inventory costing differences	12,285	8,816
Capitalized research and development	63,104	52,925
Foreign tax loss and credit carryforwards	18,089	23,475
Non-qualified stock options GAAP deductions	16,212	12,075
Valuations and other allowances	75,463	64,014
Total gross deferred tax asset	$388,688	367,415
Less valuation allowance	(120,220)	(110,765)
Deferred tax asset	$268,468	256,650

Total gross deferred tax liability from fixed asset depreciation	$(9,301)	(8,545)
Foreign statutory accounting including royalty payments	(14,206)	(18,906)
Total gross deferred tax liability	$(23,507)	(27,451)

Net deferred tax asset	$244,961	229,199

We have Federal research credit, alternative minimum tax credit and foreign income tax credit carryforwards valued at $23.9 million, $1.9 million and $177.7 million at June 30, 2008. The research credit carryforward will begin to expire in 2021. The alternative minimum tax credit does not expire.  The foreign tax credit will begin to expire in 2013.  A $107.7 million valuation allowance has been recorded for U. S. Federal foreign tax credits.  Additionally, we have an Austrian net operating loss carryforward valued at $4.3 million that will not expire and other foreign tax loss carryforwards before valuation allowance of $18.1 million that do not expire.  A valuation allowance of $12.6 million has been established for certain of the foreign net operating loss carryforwards.  Management believes the results of future operations will generate sufficient taxable income to realize the net deferred tax asset.

Index

During the fourth quarter of fiscal 2007, we changed our accounting for U.S. foreign tax credits.  Previously, we did not record the tax benefit of U.S. foreign tax credits resulting from German income tax.  We have changed our position because recent case law has provided a probable degree of certainty regarding the treatment of these foreign tax credits.  We have amended previously filed U.S. Federal income tax returns to claim foreign tax credits for German income tax for which our Company is legally liable.  The tax years that were amended are 2003 through 2006.  For fiscal years 2008 and beyond, the Internal Revenue Service has issued proposed regulations that will preclude taxpayers from claiming foreign tax credits using the same methodology.  We intend to follow the proposed regulations when they become effective.

We have not provided U.S. Federal or foreign withholding taxes on foreign subsidiary undistributed earnings as of June 30, 2008, because these foreign earnings are intended to be permanently reinvested.  The U.S. Federal income tax liability, if any, that would be payable if such earnings were not permanently reinvested would not be material.

Effective July 1, 2007, we adopted FIN 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in our consolidated financial statements of tax positions taken or expected to be taken in a tax return.  For tax benefits to be recognized under FIN 48, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon settlement.  The cumulative effect of applying the recognition and measurement provisions upon adoption of FIN 48 resulted in a decrease of $7.2 million of unrealized tax benefits to our balance of $31.2 million.  This reduction was included as an increase to the July 1, 2007 balance of retained earnings.

Changes in the total amount of gross unrecognized tax benefits are as follows:

($000s omitted)

Balance at July 1, 2007	$31,219
Increases based on tax positions related to the current year	3,956
Decreases due to settlements with taxing authorities	(14,093)
Decreases due to tax positions of prior years	(3,401)
Decrease due to adoption of FIN 48	(7,219)
Balance at June 30, 2008	$10,462

The unrecognized tax benefits at June 30, 2008 are permanent in nature and, if recognized, would reduce our effective tax rate.  However, our federal, certain state and certain non-U.S. income tax returns are currently under various stages of audit or potential audit by applicable tax authorities and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.  Our material tax jurisdictions are Germany and the United States.

The tax years subject to examination in Germany are fiscal years 2005 through the current year.  The tax years subject to examination in the United States are fiscal years 2005 through the current year.  Due to provisions allowed in the tax law, we may recognize $1.2 million in unrecognized tax benefits within the next 12 months.

Index

We recognize interest and penalties related to unrecognized tax benefits in income tax expense.  As of June 30, 2008, the amount accrued for interest and penalties was $1.3 million.

Cash paid for Federal, state and foreign income taxes were $129.1 million, $144.7 million and $135.7 million, during fiscal years ended June 30, 2008, 2007 and 2006, respectively.

Accrued income taxes payable was $21.9 million and $90.1 million at June 30, 2008 and 2007, respectively. At June 30, 2008, we also had a tax receivable recorded in other current assets of $44.6 million relating to an overpayment of fiscal year 2008 estimated income taxes by our German subsidiary.

A net deferred tax asset of $42.7 million and $202.3 million was recorded in other current assets and other assets, respectively, on the consolidated balance sheet at June 30, 2008.  A deferred tax asset of $44.6 million and $184.6 million was recorded in other current assets and other assets, respectively, on the consolidated balance sheet at June 30, 2007.

We generated income before income taxes of $143.6 million, $353.1 million and 315.5 million from our international operations during the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

Note 12 - Stock Option and Incentive Plan

On June 30, 2008, we had one share-based compensation plan with shares available for future grants, the 2002 Stock Option and Incentive Plan (the 2002 Plan), which is described below. The compensation expense for share-based compensation was $23.1 million, $15.4 million and $16.6 million for the years ended June 30, 2008, 2007 and 2006, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $5.6 million, $4.5 million and $4.8 million for the years ended June 30, 2008, 2007 and 2006, respectively.

Option Plan

Our 2002 Plan permits the grant of stock options, stock appreciation rights, restricted stock and restricted stock units for up to 6,000,000 shares of our common stock.  Shares may be issued as original issuances, treasury shares or a combination of both. We believe that such awards better align the interests of our employees with those of our stockholders. Option awards are granted with an exercise price equal to the market price of our stock on the date of the grant. The option awards generally vest over five years of continuous service commencing one year from the date of the grant and expire after ten years. At June 30, 2008, a total of 3,073,041 shares of common stock were available for grant under the 2002 Plan.

A grant of restricted stock involves the immediate transfer of ownership of a specified number of shares of common stock with a substantial risk of forfeiture for a period of at least three years. A participant who receives a restricted stock grant is entitled immediately to voting, dividend and other share ownership rights associated with the underlying shares of common stock. At June 30, 2008, a total of 92,910 shares of restricted stock were outstanding, of which 43,331 shares were granted under the 2002 Plan and 49,579 shares were granted outside of the 2002 Plan.

Index

A grant of restricted stock units involves an agreement by the Company to deliver a specified number of shares of common stock or cash to the participant when the award vests.  A participant has no ownership or voting rights associated with the underlying shares of common stock.  The Board may, at its discretion, authorize the payment of dividend equivalents on the restricted stock units.  At June 30, 2008, a total of 59,608 restricted stock units were outstanding, of which 25,000 share units were granted under the 2002 Plan and 34,608 share units were granted outside of the 2002 Plan.

Stock appreciation rights allow the holders to receive a predetermined percentage of the spread, not to exceed 100 percent, between the option price and the fair market value of the shares on the date of exercise. A performance unit is the equivalent of $100 and is awarded for the achievement of specified management objectives as a condition to the payment of the award. The performance period will not be less than three years. No stock appreciation right or performance unit grants have been made under the 2002 Plan.

We also have options outstanding under our 1992 Incentive Plan. Shares under the 1992 Incentive Plan can be issued as original issuances or treasury shares or a combination of both. Options to purchase 314,024 shares with expiration dates ranging from November 10, 2008 to November 8, 2012 are outstanding under our 1992 Incentive Plan. The 1992 Incentive Plan was approved by our stockholders and had no shares available for grant on June 30, 2008.

Adoption of SFAS No. 123R

Effective July 1, 2005, we adopted SFAS No. 123R using the modified prospective method. Under SFAS No. 123R, share-based compensation expense is recognized based on the estimated fair value of stock options and similar equity instruments awarded to employees. The effect of adopting SFAS No. 123R was not material to our net income for the year ended June 30, 2006, and the cumulative effect of adoption using the modified-prospective method was similarly not material. Prior to fiscal 2006, we recorded compensation expense associated with stock options in accordance with SFAS No. 123 since July 1, 2002. The primary impact of SFAS No. 123R was on our disclosures and certain calculations as we now are required to use estimated forfeitures rather than actual forfeitures as we had prior to the adoption of SFAS No. 123R.

Prior to the adoption of SFAS No. 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS No. 123R requires the cash flows related to tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Accordingly, we have classified $5.3 million, $10.5 million and $45.5 million excess tax benefit realized in the years ended June 30, 2008, 2007 and 2006, respectively, as cash flow from financing activity in the accompanying consolidated statements of cash flows.

Index

Fair Value Determination

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions noted in the following table.

	Years ended June 30,
	2008	2007	2006
Expected volatility	35.1% - 52.0%	34.2% - 42.0%	35.0% - 43.0%
Weighted-average volatility	40.7%	36.2%	38.7%
Expected annual dividend	$0.05	$0.05	$0.05
Expected term (in years)	1.69 6.71	1.42 - 7.69	1.90 - 8.33
Risk-free rate	1.80% - 5.01%	4.43% - 4.97%	4.05% - 5.24%

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

Stock Option Activity

A summary of option activity under our stock option plans as of June 30, 2008 and changes during the year is presented below:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($000s)
Outstanding at July 1, 2007	3,214,238	$61.11
Granted	839,253	59.88
Exercised	(971,714)	17.72
Forfeited or expired	(445,150)	80.71
Outstanding at June 30, 2008	2,636,627	73.40	6.40	$7,018
Exercisable at June 30, 2008	885,324	$62.22	4.06	$6,997

The weighted-average grant-date fair value of options granted during the years ended June 30, 2008, 2007 and 2006 was $21.44, $31.61 and $31.87, respectively. The total intrinsic value of options exercised during the years ended June 30, 2008, 2007 and 2006 was $27.8 million, $42.9 million and $147.2 million, respectively.

Index

Modification of Certain Stock Option Awards

The award agreements under the 2002 Plan state that vested options not exercised are forfeited upon termination of employment for any reason other than death or disability.  However, the award agreements provide that the Compensation and Option Committee of the Board of Directors may extend the time period to exercise vested options 90 days beyond the employment termination date for certain employees.  During the fiscal year ended June 30, 2008, the Compensation and Option Committee used this authority.  This action represents a modification of the terms or conditions of an equity award and therefore was accounted for as an exchange of the original award for a new award.  During fiscal 2008, $1.3 million of incremental share-based compensation cost was recognized for the excess of the fair value of the new award over the fair value of the original award immediately before the terms were modified.

Grant of Stock Options with Market Conditions

We granted 330,470 stock options containing a market condition to employees on March 21, 2008.  The options vest three years from the date of grant based on a comparison of Harmans total shareholder return (TSR) to a selected peer group of publicly listed multinational companies.  TSR will be measured as the annualized increase in the aggregate value of a companys stock price plus the value of dividends, assumed to be reinvested into shares of the companys stock at the time of dividend payment.  The base price to be used for the TSR calculation was the 20-day trading average from February 6, 2008 through March 6, 2008.  The ending price to be used for the TSR calculation will be the 20-day trading average prior to and through March 6, 2011.  The grant date fair value of $4.2 million was calculated using a combination of Monte Carlo simulation and lattice-based models.  Share-based compensation expense for this grant was $0.5 million for the fiscal year ended June 30, 2008.

Restricted Stock

A summary of the status of our nonvested restricted stock as of June 30, 2008 and changes during the year ended June 30, 2008, is presented as follows:

	Shares	Weighted average grant-date fair value
Nonvested at July 1, 2007	12,000	$82.00
Granted	86,079	98.36
Vested	---	---
Forfeited	(5,169)	116.65
Nonvested at June 30, 2008	92,910	$95.23

As of June 30, 2008, there was $4.1 million of total unrecognized compensation cost related to nonvested restricted stock-based compensation arrangements granted under the plan. The weighted average recognition period is 1.83 years.

Index

Restricted Stock Units

During fiscal 2008, no restricted stock units were granted under the 2002 Plan.  During fiscal 2007, 25,000 restricted stock units were granted under the 2002 Plan with a zero-value exercise price.  At June 30, 2008 the aggregate intrinsic value of restricted stock unit granted was $1.0 million. As of June 30, 2008, there was $0.7 million of total unrecognized compensation cost related to restricted stock unit compensation arrangements. The weighted average recognition period is 1.26 years. Under the 2002 Plan, no restricted stock units were granted, vested or exercisable during the fiscal year ended June 30, 2008.

During fiscal 2008, 32,291 cash-settled restricted stock units with a minimum cash settlement value of $3.9 million were granted outside the 2002 Plan.  The cash settlement value of these restricted stock units was increased to $4.0 million in November 2007 and these restricted stock units were settled on March 1, 2008 for $4.0 million.  Also during fiscal 2008, an additional 34,608 cash-settled restricted stock units were granted outside the 2002 Plan.  These restricted stock units are accounted for as a liability award and are recorded at the fair value at the end of the reporting period in accordance with the vesting schedule over the three year vesting term.

Chief Executive Officer Special Enterprise Value Bonus

Our Chief Executive Officer was granted a special bonus award in November 2007.  The award will be settled in cash based on a comparison of Harmans enterprise value at November 2012 to the enterprise value at the grant date in November 2007.  The award is classified as a liability award.  As a result, the fair value is required to be measured each quarter.  The fair value of this award at June 30, 2008 was $1.2 million, calculated using a Monte Carlo simulation.  Approximately $0.2 million of compensation expense was recorded in fiscal 2008, based on the value of the award and the proportionate amount of requisite service that has been rendered to date.

Note 13 - Accelerated Share Repurchase

On October 30, 2007, we used the proceeds from the issuance and sale of the Notes to repurchase and retire 4,775,549 shares of our common stock for a total purchase price of approximately $400 million from two financial institutions, under two separate accelerated share repurchase (ASR) agreements.  These shares represented approximately seven percent of the then-outstanding shares of our common stock.

Each ASR was accounted for as a purchase of shares and a separate net-settled forward contract indexed to our stock.  The forward contract was settled based on the difference between the volume weighted average price of our common stock over the financial institutions open market purchase period and the valuation at the time of the shares purchase.  The open market purchase period represents the period of time over which the financial institutions were permitted to purchase shares in the open market to satisfy the borrowings of our common stock they made to execute the share purchase transactions.  Settlement of the forward contracts were paid in shares, at our option.  As a result, we received an additional 2,449,230 shares upon settlement of the ASR agreements.  A total of 7,224,779 shares were purchased and retired as a result of the ASR agreements.

Index

Note 14 - Restructuring Program

We announced a restructuring program in June 2006 designed to increase efficiency in our manufacturing, engineering and administrative organizations.  The implementation of this program continued through fiscal years 2007 and 2008.

During the third quarter of fiscal of fiscal 2008, we expanded our restructuring actions to improve global footprint, cost structure, technology portfolio, human resources, and internal processes.  These programs will reduce the number of our manufacturing, engineering and operating locations.

We have announced plant closings in Northridge, California and Martinsville, Indiana.  We have also closed a plant in South Africa and a small facility in Massachusetts.  Our corporate headquarters is currently transitioning to Stamford, Connecticut.

In fiscal 2008, SG&A expenses included $42.2 million for our restructuring program, of which $35.5 million was recorded for employee termination benefits.  Cash paid for these initiatives was $14.1 million.  In addition, we have recorded $3.8 million of accelerated depreciation in cost of sales in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Below is a rollforward of our restructuring accrual for the fiscal years June 30, 2008, 2007 and 2006, accounted for in accordance with SFAS 88, SFAS 112 and SFAS 146:

	June 30,	June 30,	June 30,
($000s omitted)	2008	2007	2006

Beginning accrued liability	$7,527	8,533	---
Expense	42,192	7,071	9,499
Utilization	(14,118)	(8,077)	(966)
Ending accrued liability	$35,601	7,527	8,533

Restructuring expenses by reporting segment are as follows:

	Years ended June 30,
($000s omitted)	2008	2007	2006

Automotive	$24,677	5,670	7,337
Consumer	8,668	1,034	422
Professional	6,023	367	1,740
Other	2,824	---	---
Total	$42,192	7,071	9,499

Note 15  - Merger costs

On October 22, 2007, we announced the termination of our agreement with KKR and GSCP and companies formed by investment funds affiliated with KKR and GSCP.  In fiscal 2008, we incurred $13.8 million of legal and advisory services expenses associated with the merger, which is included in selling, general and administrative expenses in our consolidated statement of operations.

Index

Note 16 - Retirement Benefits

Plan Descriptions

Retirement savings plan. We provide a Retirement Savings Plan for certain employees in the United States. Under the plan, employees may contribute up to 50 percent of their pretax compensation subject to certain limitations. Each business unit will make a safe harbor non-elective contribution in an amount equal to three percent of a participants eligible contribution. Upon approval of the Board of Directors, each business unit may make a matching contribution of up to three percent (50 percent on the first six percent of an employees tax-deferred contribution) and a profit sharing contribution. Matching and profit sharing contributions vest at a rate of 25 percent for each year of service with the employer, beginning with the second year of service. Expenses related to the Retirement Savings Plan for the years ended June 30, 2008, 2007 and 2006 were $13.7 million, $15.1 million and $13.3 million, respectively.

Pension benefits. We provide defined pension benefits to certain eligible employees. The measurement date used for determining pension benefits is the last day of our fiscal year-end, June 30. We have certain business units in Europe that maintain defined benefit pension plans for many of our current and former employees. The coverage provided and the extent to which the retirees share in the cost of the program vary by business unit. Generally, plan benefits are based on age, years of service, and average compensation during the final years of service. In the United States, we have a Supplemental Executive Retirement Plan (SERP) that provides retirement, death and termination benefits, as defined, to certain key executives designated by the Board of Directors. Our expenses related to the SERP for the years ended June 30, 2008, 2007 and 2006 were $7.1 million, $6.7 million and $6.5 million, respectively.

During fiscal 2009, we expect to contribute amounts to the defined benefit pension plans necessary to cover required disbursements.  The benefits that we expect to pay in each fiscal year from 2009 to 2013 are $9.2 million, $7.5 million, $7.7 million, $8.3 million and $9.3 million, respectively. The aggregate benefits we expect to pay in the five fiscal years from 2014 to 2018 are $50.0 million.

Index

Summary Plan Results

The following is a reconciliation of the benefit obligations, plan assets and funded status of the plans as well as the amounts recognized on the balance sheet:

	Years ended June 30,
($000s omitted)	2008		2007
Change in benefit obligation:
Benefit obligation at beginning of year		$120,058	104,059
Service cost		2,529	3,292
Interest cost		7,153	6,010
Amendments		9,891	12,950
Actuarial gain		(9,946)	(5,245)
Asset transfer		---	---
Benefits paid		(8,464)	(4,233)
Foreign currency exchange rate changes		9,453	3,225
Benefit obligation at end of year		$130,674	120,058
Change in plan assets:
Fair value of assets at beginning of year	$	---	---
Asset transfer		---	---
Employer contributions		8,464	4,234
Benefits paid		(8,464)	(4,234)
Foreign currency exchange rate changes		---	---
Fair value of assets at end of year	$	---	---
Reconciliation of funded status:
Funded status		$(130,674)	(120,058)
Unrecognized prior service cost		13,252	7,484
Unrecognized net loss		5,517	16,591
Accrued pension cost		$(111,905)	(95,983)
Amounts recognized on the balance sheet:
Accrued liabilities		(9,216)	(9,229)
Other non-current liabilities		(121,458)	(110,829)
Accumulated other comprehensive loss		18,769	24,075
Accrued pension cost		$(111,905)	(95,983)

Amounts recognized in accumulated other comprehensive income are as follows:

	Years ended June 30
($000s omitted)	2008	2007
Amounts recorded in accumulated other comprehensive loss
Prior service cost	$13,252	7,484
Net actuarial loss	5,517	16,591
	18,769	24,075
Income tax benefits related to above items	(6,822)	(8,297)
Total recognized in accumulated other comprehensive loss	$11,947	15,778

Index

The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal 2009 is as follows:

($000s omitted)
Amounts expected to be recognized in net periodic benefit cost
Recognized net actuarial loss (gain)	$1,643
Amortization of prior service cost (credit)	215
Total	$1,858

Amounts for pension plans with accumulated benefit obligations in excess of fair value of plan assets are as follows:

	Years ended June 30,
($000s omitted)	2008	2007
Projected benefit obligation	$130,674	120,058
Accumulated benefit obligation	122,101	66,624

Presented below are the components of net periodic benefit costs:

	Years ended June 30,
($000s omitted)	2008	2007	2006
Components of net periodic benefit cost:
Service cost	$2,529	3,292	2,679
Interest cost	7,153	6,010	4,354
Amortization of prior service cost	4,152	887	728
Amortization of net loss	1,349	2,147	2,003
Net periodic benefit cost	$15,183	12,336	9,764

Plan Assumptions

The following table presents the assumptions used to determine our benefit obligations and net periodic pension and other postretirement benefit costs:

June 30,
	2008	2007	2006
Assumptions:
Weighted average rates used to determine benefit obligations at June 30:

Range of discount rates for pension plans	5.50% to 6.73%	4.75% to 6.15%	4.60% to 6.25%

Range of rates of compensation increase for pension plans	2.0% to 4.0%	2.0% to 4.0%	2.0% to 4.0%

Weighted average rates used to determine net periodic benefit cost at June 30:

Range of discount rates for pension plans	5.50% to 6.73%	4.75% to 6.25%	4.60% to 5.10%

Range of rates of compensation increase for pension plans	2.0% to 4.0%	2.0% to 4.0%	2.0% to 4.0%

Index

We rely on historical long-term rates of return by asset class, the current long-term U.S. Treasury bond rate, and the current and expected asset allocation strategy to determine the expected long-term rate of return assumptions. The discount rate used for our European pension benefits are primarily based on yields for German federal bonds and Euro denominated bonds provided by Deutsche Bundesbank. The discount rate was also derived based on the anticipated cash flow of the plan and the spot yields on corporate bonds published in the Citigroup Pension Liability Index as of June 30, 2008. The rates used represent the single discount rate equal to the yield on a bond portfolio constructed to settle the plans cash flows, or to use a method that approximates the yield on such a portfolio and that does not yield a materially different result.

Adoption of SFAS No. 158

Effective June 30, 2007, we adopted SFAS No. 158, which requires that the consolidated balance sheet reflect the funded status of pension plans. The funded status of the plans is measured as the difference between the plan assets at fair value and the projected benefit obligation. We have recognized the aggregate of all underfunded plans in either accrued liabilities or other non-current liabilities. The portion of the amount by which the actuarial present value of benefits included in the projected benefit obligation exceeds the fair value of plan assets, payable in the next 12 months, is reflected in accrued liabilities.

At June 30, 2007, previously unrecognized differences between actual amounts and estimates based on actuarial assumptions are included in accumulated other comprehensive loss in our consolidated balance sheets as required by SFAS No. 158. In reporting periods thereafter, the differences between actual amounts and estimates based on actuarial assumptions are recognized in other comprehensive income or loss in the period in which they occur.

The following table shows the incremental effect of applying SFAS No. 158 on individual line items in the consolidated balance sheet at June 30, 2007:

($000s omitted)	Before application of SFAS No. 158	Adjustments	After application of SFAS No. 158
Incremental impact of applying SFAS No. 158
Other assets	$15,432	(3,777)	11,655
Total assets	15,432	(3,777)	11,655

Accrued liabilities	101,589	(92,360)	9,229
Other non-current liabilities	14,993	95,836	110,829
Total liabilities	116,582	3,476	120,058

Accumulated other comprehensive income (loss)	(8,525)	(7,253)	(15,778)
Total shareholders equity	(8,525)	(7,253)	(15,778)

Index

Note 17 - Business Segment Data

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

Our Automotive segment designs, manufactures and markets audio, electronic and infotainment systems for vehicle applications primarily to be installed as original equipment by automotive manufacturers. Our automotive products and systems are marketed worldwide under brand names including JBL, Infinity, Harman/Kardon, Becker, Logic 7 and Mark Levinson. Our premium branded audio, video, navigation and infotainment systems are offered to automobile manufacturers through engineering and supply arrangements.

Daimler and Audi/VW are significant Automotive segment customers.  Net sales to Daimler accounted for approximately 18 percent, 23 percent, and 23 percent of consolidated net sales for the years ended June 30, 2008, 2007 and 2006, respectively.  Net sales to Audi/VW accounted for approximately 11 percent, 10 percent and 9 percent of consolidated net sales for the years ended June 30, 2008, 2007 and 2006, respectively.  Accounts receivable due from Daimler accounted for 8 percent and 15 percent of total consolidated accounts receivable at June 30, 2008 and 2007, respectively.  Accounts receivable due from Audi/VW accounted for approximately 11 percent and 4 percent of total consolidated accounts receivable at June 30, 2008 and 2007, respectively.

Our Consumer segment designs, manufactures and markets audio and electronic systems for home, computer and multimedia applications. Our Consumer home products and systems are marketed worldwide under brand names including JBL, Infinity, Harman/Kardon, Lexicon, Mark Levinson, Revel and AKG. Our audio and electronic products are offered through audio specialty and retail chain stores. Our branded audio products for computer and multimedia applications are focused on retail customers with products designed to enhance sound for computers, Apples iPod and other music control players.

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

Our Other segment primarily includes compensation, benefit and occupancy costs for corporate employees.

Index

 The following table reports net sales, operating income (loss), assets, goodwill, capital expenditures and depreciation and amortization by each reporting segment:

	Years Ended June 30,
($000s omitted)	2008	2007	2006
Net sales:
Automotive	$2,970,139	2,492,815	2,237,632
Consumer	531,283	497,673	492,977
Professional	611,081	560,656	517,288
Total	$4,112,503	3,551,144	3,247,897

Operating income (loss):
Automotive	$120,466	340,116	336,795
Consumer	(7,454)	13,587	50,813
Professional	91,555	80,968	59,278
Other	(66,066)	(48,284)	(49,645)
Total	$138,501	386,387	397,241

Assets:
Automotive	$1,844,704	1,549,032	1,471,755
Consumer	262,595	291,370	262,136
Professional	333,184	310,966	291,155
Other	386,442	357,500	350,706
Total	$2,826,925	2,508,868	2,375,752

Goodwill:
Automotive	$367,492	336,043	315,148
Consumer	23,369	21,958	21,882
Professional	45,586	45,748	44,189
Total	$436,447	403,749	381,219

Capital expenditures:
Automotive	$117,239	150,385	105,777
Consumer	7,529	9,178	8,316
Professional	12,723	13,669	15,492
Other	1,443	1,562	963
Total	$138,934	174,794	130,548

Depreciation and amortization:
Automotive	$122,218	98,103	100,872
Consumer	11,621	11,300	9,879
Professional	15,986	16,334	17,181
Other	2,517	1,425	2,017
Total	$152,342	127,162	129,949

Index

Below we present sales, long-lived assets and net assets by geographic area as of and for the years ended June 30, 2008, 2007 and 2006. Net sales are attributable to geographic areas based upon the location of the customer.

	Years Ended June 30,
($000s omitted)	2008	2007	2006
Net sales:
U.S.	$953,549	759,159	708,564
Germany	1,741,557	1,590,886	1,415,871
Other Europe	666,363	631,514	578,401
Other	751,034	569,585	545,061
Total	$4,112,503	3,551,144	3,247,897

Long-lived assets:
U.S.	$481,042	490,069	383,406
Germany	587,301	485,222	444,063
Other Europe	129,403	125,474	113,288
Other	190,098	174,950	164,547
Total	$1,387,844	1,275,715	1,105,304

Net Assets
U.S.	$(69,748)	405,588	385,096
Germany	750,612	577,142	353,572
Other Europe	440,724	324,992	276,738
Other	218,258	186,319	212,758
Total	$1,339,846	1,494,041	1,228,164

Note 18 - Commitments and Contingencies

In re Harman International Industries, Inc. Securities Litigation

On October 1, 2007, a purported class action lawsuit was filed by Cheolan Kim (the Kim Plaintiff) against the Company and certain of its officers in the United States District Court for the District of Columbia seeking compensatory damages and costs on behalf of all persons who purchased the Companys common stock between April 26, 2007 and September 24, 2007 (the Class Period).  The original complaint purported to allege claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

The complaint alleged that defendants omitted to disclose material adverse facts about the Companys financial condition and business prospects.  The complaint contended that had these facts not been concealed at the time the merger agreement with KKR and GSCP was entered, there would not have been a merger agreement, or it would have been at a much lower price, and the price of the Companys common stock therefore would not have been artificially inflated during the Class Period.  The Kim Plaintiff alleged that, following the reports that the proposed merger was not going to be completed, the price of the Companys common stock declined causing the plaintiff class significant losses.

Index

On November 30, 2007, the Boca Raton General Employees Pension Plan (the Boca Raton Plaintiff) filed a purported class action lawsuit against the Company and certain of its officers in the United States District Court for the District of Columbia seeking compensatory damages and costs on behalf of all persons who purchased the Companys common stock between April 26, 2007 and September 24, 2007.  The allegations in the Boca complaint are essentially identical to the allegations in the original Kim complaint, and like the original Kim complaint, the Boca complaint alleges claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

On January 16, 2008, the Kim Plaintiff filed an amended complaint.  The amended complaint, which extended the Class Period through January 11, 2008, contended that, in addition to the violations alleged in the original complaint, the Company also violated Sections 10(b) and 20(a) and Rule 10b-5 by knowingly failing to disclose significant problems relating to its personal navigation device (PND) sales forecasts, production, pricing, and inventory prior to January 14, 2008.  The amended complaint claimed that when Defendants revealed for the first time on January 14, 2008 that shifts in PND sales would adversely impact earnings per share by more than $1.00 per share in fiscal 2008, that led to a further decline in the Companys share value and additional losses to the plaintiff class.

On February 15, 2008, the Court ordered the consolidation of the Kim action with the Boca action, the administrative closing of Boca, and designated the short caption of the consolidated action as In re Harman International Industries Inc. Securities Litigation, civil action no. 1:07-cv-01757 (RWR).  That same day, the Court appointed Arkansas Public Retirement System as Lead Plaintiff and approved the law firm Cohen, Milstein, Hausfeld and Toll, P.L.L.C. to serve as Lead Counsel.

On March 24, 2008, the Court ordered, for pretrial management purposes only, the consolidation of Patrick Russell v. Harman International Industries, Incorporated, et al. with In re Harman International Industries Inc. Securities Litigation .

On May 2, 2008, Lead Plaintiff filed a Consolidated Class Action Complaint (the Consolidated Complaint).  The Consolidated Complaint, which extends the Class Period through February 5, 2008, contends that the Company and certain of its officers and directors violated Sections 10(b) and 20(a) and Rule 10b-5 by issuing false and misleading disclosures regarding the Companys financial condition in fiscal 2007 and fiscal 2008.  In particular, the Consolidated Complaint alleges that defendants knowingly or recklessly failed to disclose material adverse facts about MyGIG radios, PNDs and the Companys capital expenditures.  The Consolidated Complaint alleges that when the Companys true financial condition became known to the market, the price of the Companys stock declined significantly, causing losses to the plaintiff class.

On July 3, 2008, defendants moved to dismiss the Consolidated Complaint in its entirety.

We believe the lawsuit, which is still in its earliest stages, is without merit and we intend to vigorously defend against it.

Patrick Russell v. Harman International Industries, Incorporated, et al.

Patrick Russell (the Russell Plaintiff) filed a complaint on December 7, 2007 in the United States District Court for the District of Columbia and an amended purported putative class action complaint on June 2, 2008 against the Company and certain of its officers and directors alleging violations of the Employee Retirement Income Security Act (ERISA) and seeking, on behalf of all participants in and beneficiaries of the Harman International Industries, Incorporated Retirement Savings Plan  (the Plan), compensatory damages for losses to the Plan as well as injunctive relief, constructive trust, restitution, and other monetary relief.  The amended complaint alleges that from April 26, 2007 to the present, defendants failed to prudently and loyally manage the Plans assets, thereby breaching their fiduciary duties in violation of ERISA, by causing the Plan to invest in Company stock notwithstanding that the stock allegedly was no longer a prudent investment for the Participants retirement savings.  The amended complaint further claims that, during the Class Period, defendants failed to monitor the Plan fiduciaries, and failed to provide the Plan fiduciaries with, and to disclose to Plan participants, adverse facts regarding the Company and its businesses and prospects.  The Russell Plaintiff also contends that defendants breached their duties to avoid conflicts of interest and to serve the interests of participants in and beneficiaries of the Plan with undivided loyalty.  As a result of these alleged fiduciary breaches, the complaint asserts that the Plan has suffered substantial losses, resulting in the depletion of millions of dollars of the retirement savings and anticipated retirement income of the Plans Participants.

Index

On March 24, 2008, the Court ordered, for pretrial management purposes only, the consolidation of Patrick Russell v. Harman International Industries, Incorporated, et al. with In re Harman International Industries Inc. Securities Litigation.

Defendants moved to dismiss the complaint in its entirety on August 5, 2008.

We believe the lawsuit, which is still in its earliest stages, is without merit and we intend to vigorously defend against it.

Siemens vs. Harman Becker Automotive Systems GmbH.

In October 2006 Harman Becker received notice of a complaint filed by Siemens AG against it with the Regional Court in Dsseldorf in August 2006 alleging that certain of Harman Beckers infotainment products including both radio receiver and Bluetooth hands free telephony functionality, infringe upon a patent owned by Siemens.  In November 2006 Harman Becker filed suit with the German Federal Patent Court in Munich to nullify the claims of this patent.

On August 14, 2007, the court of first instance in Dsseldorf ruled that the patent in question had been infringed and ordered Harman Becker to cease selling the products in question in Germany, and to compile and submit data to Siemens concerning its prior sales of such products.  Harman Becker has appealed that ruling.

Despite the pending appeal, Siemens AG provisionally enforced the ruling against Harman Becker.  Accordingly, Harman Becker ceased selling aftermarket products covered by the patent in Germany, and submitted the required data to Siemens AG.

On June 4, 2008 the German Federal Patent Court nullified all relevant claims of Siemens patent.  As a result, Harman Becker resumed selling the affected products, and Siemens suspended further attempts to enforce the patent.  Siemens also requested that Harman Becker suspend its appeal of the Dsseldorf courts ruling of infringement until the German Federal Patent Courts nullity ruling has become final.  Harman has consented to this suspension. The written decision of the German Federal Patent Court has not been issued. Upon receipt of the written decision, Siemens will have one month to appeal.

Index

We intend vigorously to continue defending this lawsuit.

While the outcome of any of the legal proceedings described above cannot at this time be predicted with certainty, we do not expect these matters will materially affect our financial condition or results of operations.

Other Legal Actions

At June 30, 2008, we were involved in several other legal actions.  The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial position or results of operations.

Automotive Supply Arrangements

We have arrangements with our automotive customers to provide products that meet predetermined technical specifications and delivery dates.  In the event that we do not satisfy the performance obligations under these arrangements, we may be required to indemnify the customer.  We accrue for any loss that we expect to incur under these arrangements when that loss is probable and can be reasonably estimated.  In 2008, we incurred a cost of $0.6 million due to delayed delivery of product to an automotive customer.  Inability to meet performance obligations on new automotive platforms could adversely affect our results of operations and financial condition in future periods.

Note 19 - Derivatives

We use foreign currency forward contracts to hedge a portion of our foreign denominated forecasted purchase transactions. These forward contracts are designated as foreign currency cash flow hedges and recorded at fair value in the accompanying consolidated balance sheet with a corresponding entry to accumulated other comprehensive income (loss) until the underlying forecasted foreign currency transaction occurs.

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

Changes in the fair value of the derivatives are highly effective in offsetting changes in the cash flows of the hedged items because the amounts and the maturities of the derivatives approximate those of the forecasted exposures.  Any ineffective portion of the derivative is recognized in current earnings to the same income statement line item in which the foreign currency gain or loss on the underlying hedged transaction is recorded.  When it has been determined that a hedge has become ineffective, the ineffective portion of the hedge is recorded in current earnings as other non-operating income.  For the years ending June 30, 2008, 2007 and 2006 we recognized no ineffectiveness.

Index

We elected to exclude forward points from the effectiveness assessment.  At the end of the period, we calculate the fair value relating to the change in forward points which is recorded to current earnings as other non-operating income.  For the year ended June 30, 2008, we recognized $0.6 million in net gains related to the change in forward points.

At June 30, 2008, we had forward contracts maturing through June 2009 to sell Euros and buy U.S. Dollars of approximately $75.0 million to hedge foreign currency purchases.  At June 30, 2008, the amount associated with these hedges that is expected to be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months is a loss of approximately $2.4 million.  The fair market value of foreign currency forward contracts at June 30, 2008 was $2.5 million.  In the year ended June 30, 2008 we recognized a loss of $6.3 million from cash flow hedges of forecasted foreign currency transactions compared to $4.0 million in net losses in the same period last year.

When forward contracts do not meet the requirements of hedge accounting, we recognize the gain or loss on the associated contracts directly in current period earnings in cost of goods sold as unrealized exchange gains/(losses).  At June 30, 2008, we had forward contracts maturing through March 2009 to sell Japanese Yen and buy US dollars of approximately $6.8 million to hedge foreign currency denominated purchases that were not eligible for hedge accounting.  For the year ended June 30, 2008, we recognized a loss on these hedge contracts of $0.1 million.

As of June 30, 2008, we had forward contracts maturing through October 2008 to purchase and sell the equivalent of $41.1 million of various currencies to hedge foreign currency denominated inter-company loans.  At June 30, 2008, the fair value on these contracts was a net gain of $0.2 million.  Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans.

In February 2007, we entered into an interest rate swap contract to effectively convert interest on an operating lease from a variable rate to a fixed rate.  The objective of the swap contract is to offset changes in rent expenses caused by interest rate fluctuations.  The interest rate swap contract is designated as a cash flow hedge.  At the end of each reporting period, the discounted fair value of the effective portion of the swap contract is calculated and recorded to other comprehensive income.  The accrued but unpaid net interest on the swap contract is recorded in rent expense, which is included in selling, general and administrative expenses in our consolidated statement of operations.  If the hedge is determined to be ineffective, the ineffective portion will be reclassified from other comprehensive income and recorded as rent expense.  For the twelve months ended June 30, 2008, we recognized no ineffectiveness.  As of June 30, 2008, the notional amount of the swap was $30.6 million and the amount recorded in other comprehensive income was a gain of $1.1 million.  At June 30, 2008, the fair value of the interest rate swap contract was $1.1 million.  The amount associated with the swap contract that is expected to be recorded as rent expense over the next twelve months is a gain of $0.2 million.

Index

Note 20 - Investment in Joint Venture

In October 2005, we formed Harman Navis Inc., a joint venture located in Korea, to engage in the design and development of navigation systems for Asian markets. We evaluated the joint venture agreement under FIN No. 46R, Consolidation of Variable Interest Entities, and determined that the newly formed joint venture was a variable interest entity requiring consolidation. We own a 50 percent equity interest in the joint venture. We are not obligated to fund any joint venture losses beyond our investment. At June 30, 2008, the net assets of the joint venture were approximately $12.7 million. The minority interest is less than $0.1 million. Our investment in this joint venture is not material to our consolidated financial statements.

Note 21 - Earnings Per Share Information

	Years Ended June 30,
($000s omitted except per share amounts)	2008		2007		2006

	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income	$107,786	107,786	313,963	313,963	255,295	255,295
Shares of common stock outstanding	61,472	61,472	65,310	65,310	66,260	66,260
Employee stock options	---	710	---	1,139	---	1,845
Total average equivalent shares	61,472	62,182	65,310	66,449	66,260	68,105
Earnings per share	$1.75	1.73	4.81	4.72	3.85	3.75

Certain options were outstanding and not included in the computation of diluted net earnings per share because the assumed exercise of these options would have been antidilutive. Options to purchase 1,868,679 shares of our common stock with exercise prices ranging from $68.31 to $126.94 per share at June 30, 2008 were outstanding and not included in the computation of diluted earnings per share because the exercise of these options would have been antidilutive.

Options to purchase 749,434 shares of our common stock with exercise prices ranging from $78.00 to $126.94 per share were not included at June 30, 2007; options to purchase 867,808 shares with exercise prices ranges from $75.22 to $126.94 per share were not included at June 30, 2006, in each case because the exercise of these options would have been antidilutive.

Index

Note 22 - Quarterly Summary of Operations (unaudited)

The following is a summary of operations by quarter for fiscal 2008 and 2007:

($000s omitted except per share amounts)	Three months ended
Fiscal 2008	September 30	December 31	March 31	June 30

Net sales	$946,962	1,065,610	1,032,668	1,067,263
Gross profit	$264,575	301,124	261,133	282,574
Net income (loss)	$36,529	42,880	(3,349)	31,726
Earnings (loss) per share basic	$0.56	0.69	(0.06)	0.54
Earnings (loss) per share diluted	$0.55	0.68	(0.06)	0.54

Fiscal 2007

Net sales	$825,543	931,717	882,771	911,113
Gross profit	$287,289	319,638	305,375	298,904
Net income	$56,608	81,389	71,043	104,923
Earnings per share basic	$0.86	1.25	1.09	1.61
Earnings per share diluted	$0.85	1.22	1.07	1.58

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

Index

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Part III is incorporated by reference to our Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 11.  Executive Compensation

The information required by Item 11 of Part III is incorporated by reference to our Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Part III is incorporated by reference to our Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Part III is incorporated by reference to our Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 of Part III is incorporated by reference to our Proxy Statement for the 2008 Annual Meeting of Stockholders.

Index

Part IV

Item 15. Exhibits and Financial Statement Schedules

We will furnish you, without charge, a copy of any exhibit upon written request. Written requests to obtain any exhibit should be sent to the Companys Secretary at 8500 Balboa Boulevard, Northridge, California 91329.

The following consolidated financial statements are filed as part of this report under Part II, Item 8 Financial Statements and Supplementary Data:

Exhibit Index to 10-K
Exhibit No.	Exhibit Description
2.1
Agreement and Plan of Merger, dated as of April 26, 2007, among Harman International Industries, Incorporated, KHI Parent Inc. and KHI Merger Sub Inc. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the Commission on April 27, 2007, Commission File No. 001-09764, and hereby incorporated by reference)

3.1
Restated Certificate of Incorporation of Harman International Industries, Incorporated, as amended. (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, Commission File No. 001-09764, and hereby incorporated by reference)

3.2
By-Laws of Harman International Industries, Incorporated, as amended, dated February 6, 2008. (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, Commission File No. 001-09764, and hereby incorporated by reference)

4.1
Rights Agreement, dated as of December 13, 1999, by and between Harman International Industries, Incorporated and ChaseMellon Shareholder Services, L.L.C., as rights agent (including a Form of Certificate of Designation of Series A Junior Participating Preferred Stock, a Form of Right Certificate and a Summary of Rights to Purchase Preferred Stock). (filed as Exhibit 4.1 to the Form 8 A filed with the Commission on December 16, 1999, Commission File No. 001-09764, and hereby incorporated by reference)

4.2
Amendment No. 1, dated as of April 26, 2007, to the Rights Agreement, dated as of December 13, 1999, by and between Harman International Industries, Incorporated and Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services, L.L.C.), as rights agent. (filed as Exhibit 4.1 to the Registration Statement on Form 8-A/A filed with the Commission on April 27, 2007, Commission File No. 001-09764, and hereby incorporated by reference)

Index

4.3
Certificate of Designation of Series A Junior Participating Preferred Stock of Harman International Industries, Incorporated, dated January 11, 2000. (filed as Exhibit 4.3 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000, Commission File No. 001-09764, and hereby incorporated by reference)

4.4
Indenture, related to the 1.25% Convertible Senior Notes due 2012, dated as of October 23, 2007, between Harman International Industries, Incorporated and Wells Fargo Bank, National Association, as trustee (including the form of 1.25% Convertible Senior Note due 2012) (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on October 25, 2007, Commission File No. 001-09764, and hereby incorporated by reference).

4.5
Registration Rights Agreement, dated as of October 23, 2007, between Harman International Industries, Incorporated, KKR I-H Limited, GS Capital Partners VI Fund L.P., GS Capital Partners VI Parallel, L.P., GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI GmbH & Co. KG, Citibank, N.A. and HSBC USA Inc. (filed as Exhibit 4.2 to the Current Report on Form 8-K filed with the Commission on October 25, 2007, Commission File No. 001-09764, and hereby incorporated by reference).

10.1
Amended and Restated Multi-Currency, Multi-Option Credit Agreement, dated June 22, 2006, among Harman International Industries, Incorporated, Harman Holding GmbH & Co. KG and the several lenders and agents from time to time parties thereto. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on June 26, 2006, Commission File No. 001-09764, and hereby incorporated by reference)

10.2
Guarantee, dated June 22, 2006, in favor of JPMorgan Chase Bank, N.A., as administrative agent for the several banks and other financial institutions or entities from time to time parties to the Amended and Restated Multi-Currency, Multi-Option Credit Agreement, dated as of June 22, 2006. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on June 26, 2006, Commission File No. 001-09764, and hereby incorporated by reference)

10.3
Note Purchase Agreement, dated October 22, 2007, by and among Harman International Industries, Incorporated, KKR I-H Limited, GS Capital Partners VI Fund L.P., GS Capital Partners VI Parallel, L.P., GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI GmbH & Co. KG, Citibank, N.A. and HSBC USA Inc. and, for limited purposes, Kohlberg Kravis Roberts & Co. L.P. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on October 25, 2007, Commission File No. 001-09764, and hereby incorporated by reference)

10.4
Termination and Settlement Agreement, dated October 22, 2007, by and among Harman International Industries, Incorporated, KHI Parent Inc., KHI Merger Sub Inc., KKR 2006 Fund L.P., Kohlberg Kravis Roberts & Co. L.P., GS Capital Partners VI Fund L.P., GS Capital Partners VI Parallel, L.P., GS Capital Partners VI Offshore Fund, L.P. and GS Capital Partners VI GmbH & Co. KG. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on October 25, 2007, Commission File No. 001-09764, and hereby incorporated by reference)

10.5
Confirmation between Harman International Industries, Incorporated and Bear, Stearns International Limited, dated October 30, 2007. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on October 31, 2007, Commission File No. 001-09764, and hereby incorporated by reference)

10.6
Confirmation between Harman International Industries, Incorporated and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, London Branch, dated October 30, 2007. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on October 31, 2007, Commission File No. 001-09764, and hereby incorporated by reference)

10.7
Harman International Industries, Incorporated 1992 Incentive Plan, as amended and restated. (filed as Exhibit B to the 1999 Proxy Statement, Commission File No. 001-09764, and hereby incorporated by reference) **

10.8
Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive Plan. (filed as Exhibit 10.5 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2006, Commission File No. 001-09764, and hereby incorporated by reference) **

Index

10.9
Form of Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan Nonqualified Stock Option Agreement for Non-Officer Directors. (filed as Exhibit 10.11 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005, Commission File No. 001-09764, and hereby incorporated by reference)  **

10.10
Form of Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan Incentive Stock Option Agreement for Officers and Key Employees. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on August 22, 2005, Commission File No. 001-09764, and hereby incorporated by reference) **

10.11
Form of Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan Nonqualified Stock Option Agreement for Officers and Key Employees. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on August 22, 2005, Commission File No. 001-09764, and hereby incorporated by reference) **

10.12
Form of Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan Restricted Stock Agreement for Officers and Key Employees. (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on August 22, 2005, Commission File No. 001-09764, and hereby incorporated by reference) **

10.13
Form of Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan Restricted Share Unit Agreement for Officers and Key Employees. (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on August 15, 2006, Commission File No. 001-09764, and hereby incorporated by reference) **

10.14
Form of Amended and Restated Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan Nonqualified Performance Stock Option Agreement for Officers and Key Employees. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, Commission File No. 001-09764, and hereby incorporated by reference)**

10.15
Harman International Industries, Incorporated 2007 Key Executive Officers Bonus Plan. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on December 21, 2007, Commission File No. 001-09764, and hereby incorporated by reference)**

10.16
Harman International Industries, Incorporated Management Incentive Compensation Plan. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on December 21, 2007, Commission File No. 001-09764, and hereby incorporated by reference)**

10.17
Harman International Industries, Incorporated Supplemental Executive Retirement Plan, as amended and restated as of October 1, 1999. (filed as Exhibit 10.27 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000, Commission File No. 001-09764, and hereby incorporated by reference) **

10.18
Amendment No. 1 to the Harman International Industries, Incorporated Supplemental Executive Retirement Plan, dated September 24, 2002. (filed as Exhibit 10.5 to the Quarterly Report on Form 10 Q for the quarter ended December 31, 2002, Commission File No. 001-09764, and hereby incorporated by reference) **

10.19
Form of Benefit Agreement under the Supplemental Executive Retirement Plan. (filed as Exhibit 10.14 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2006, Commission File No. 001-09764, and hereby incorporated by reference) **

10.20
Harman International Industries, Inc. Deferred Compensation Plan, effective June 1, 1997. (filed as Exhibit 4 to the Registration Statement on Form S-8, Commission File No. 333-28793, filed with the Commission on June 9, 1997, and hereby incorporated by reference) **

10.21
Amendment No. 1 to the Harman International Industries, Inc. Deferred Compensation Plan dated October 1, 1999. (filed as Exhibit 10.46 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000, Commission File No. 001-09764, and hereby incorporated by reference) **

Index

10.22
Amendment No. 2 to the Harman International Industries, Inc. Deferred Compensation Plan, effective December 16, 2003. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, Commission File No. 001-09764, and hereby incorporated by reference) **

10.23
Letter Agreement, dated May 8, 2007, between Harman International Industries, Incorporated and Dinesh Paliwal. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on May 9, 2007, Commission File No. 001-09764, and hereby incorporated by reference) **

10.24
Amendment to Letter Agreement, dated November 29, 2007, between Harman International Industries, Incorporated and Dinesh Paliwal. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on December 4, 2007, Commission File No. 001-09764, and hereby incorporated by reference)**

10.25
Severance Agreement, dated May 8, 2007, between Harman International Industries, Incorporated and Dinesh Paliwal. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on May 9, 2007, Commission File No. 001-09764, and hereby incorporated by reference) **

10.26
Form of Nonqualified Stock Option Agreement, related to the Stock Option Award, between Harman International Industries, Incorporated and Dinesh Paliwal. (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on May 9, 2007, Commission File No. 001-09764, and hereby incorporated by reference) **

10.27
Form of Restricted Stock Agreement, related to the Restricted Stock Award, between Harman International Industries, Incorporated and Dinesh Paliwal. (filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the Commission on May 9, 2007, Commission File No. 001-09764, and hereby incorporated by reference) **

10.28
Form of Restricted Stock Agreement, related to the Inducement Stock Award, between Harman International Industries, Incorporated and Dinesh Paliwal. (filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the Commission on May 9, 2007, Commission File No. 001-09764, and hereby incorporated by reference) **

10.29
Form of Restricted Stock Agreement, related to the Equity Replacement Award, between Harman International Industries, Incorporated and Dinesh Paliwal. (filed as Exhibit 10.6 to the Current Report on Form 8-K filed with the Commission on May 9, 2007, Commission File No. 001-09764, and hereby incorporated by reference) **

10.30
Form of Restricted Share Unit Agreement, related to the RSU Replacement Award, between Harman International Industries, Incorporated and Dinesh Paliwal. (filed as Exhibit 10.7 to the Current Report on Form 8-K filed with the Commission on May 9, 2007, Commission File No. 001-09764, and hereby incorporated by reference) **

10.31
Form of Restricted Share Unit Agreement, related to the Restricted Share Unit Award, between Harman International Industries, Incorporated and Dinesh Paliwal. (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on December 4, 2007, Commission File No. 001-09764, and hereby incorporated by reference)**

10.32
Letter Agreement, dated May 2, 2008, between Harman International Industries, Incorporated and Herbert Parker. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on May 6, 2008, Commission File No. 001-09764, and hereby incorporated by reference)**

10.33
Severance Agreement, dated July 28, 2008, between Harman International Industries, Incorporated and Herbert Parker. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on July 31, 2008, Commission File No. 001-09764, and hereby incorporated by reference)**

10.34
Employment Agreement between Harman Management GmbH and Helmut Schinagel. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on August 15, 2006, Commission File No. 001-09764, and hereby incorporated by reference) **

10.35
Employment Agreement, dated December 11, 2007, between Harman International Industries, Incorporated and Richard Sorota. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, Commission File No. 001-09764, and hereby incorporated by reference)**

Index

10.36
Employment Agreement, dated January 11, 2008, between Harman International Industries, Incorporated and John Stacey. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, Commission File No. 001-09764, and hereby incorporated by reference)**

10.37	Employment Agreement, dated May 30, 2008, between Harman Management GmbH and Klaus Blickle. **+
10.38
Employment Agreement, dated November 6, 2006, between Harman International Industries, Incorporated and Dr. Erich A. Geiger.  (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, Commission File No. 001-09764, and hereby incorporated by reference)

10.39
Consulting Agreement, dated January 15, 2007, between Harman International Industries, Incorporated and Dr. Erich A. Geiger. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, Commission File No. 001-09764, and hereby incorporated by reference) **

10.40	Agreement, dated August 21, 2008, between Harman International Industries, Incorporated and Dr. Erich A. Geiger. **+
10.41
Letter Agreement, dated May 28, 2008, between Harman International Industries, Incorporated and Dr. Sidney Harman. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on June 2, 2008, Commission File No. 001-09764, and hereby incorporated by reference)**

10.42
Form of Severance Agreement between Harman International Industries, Incorporated and each of Sidney Harman and Kevin L. Brown. (filed as Exhibit 10.71 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000, Commission File No. 001-09764, and hereby incorporated by reference) **

10.43
Letter Agreement, dated May 2, 2008, between Harman International Industries, Incorporated and Kevin L. Brown. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on May 6, 2008, Commission File No. 001-09764, and hereby incorporated by reference)**

10.44
Letter Agreement, dated June 3, 2005, between Harman International Industries, Incorporated and Kevin L. Brown. (filed as Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2006, Commission File No. 001-09764, and hereby incorporated by reference) **

10.45	Letter Agreement, dated August 26, 2008, between Harman International Industries, Incorporated and Kevin Brown. **+
10.46
Benefit Agreement of Kevin Brown, dated April 30, 2007, under the Supplemental Executive Retirement Plan. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, Commission File No. 001-09764, and hereby incorporated by reference)

10.47
Amended and Restated Letter Agreement, dated December 21, 2007, between Harman International Industries, Incorporated and Sandra B. Robinson. (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, Commission File No. 001-09764, and hereby incorporated by reference)**

21.1	Subsidiaries of Harman International Industries, Incorporated. +
23.1	Consent of Independent Registered Public Accounting Firm. +
31.1	Certification of Dinesh Paliwal filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
31.2	Certification of Herbert Parker filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
32.1	Certification of Dinesh Paliwal and Herbert Parker filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

**	Management contract, compensatory plan or arrangement.
+	Filed herewith.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED

Date: August 29, 2008	By:	/s/ Dinesh Paliwal
Dinesh Paliwal
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on August 29, 2008 in the capacities indicated below.

/s/ Dinesh Paliwal	Chairman and Chief Executive Officer
Dinesh Paliwal	(Principal Executive Officer)

/s/ Herbert Parker	Executive Vice President and Chief Financial Officer
Herbert Parker	(Principal Financial Officer and Principal Accounting Officer)

/s/ Sidney Harman	Director
Sidney Harman

/s/ Brian Carroll	Director
Brian Carroll

/s/ Dr. Harald Einsmann	Director
Dr. Harald Einsmann

/s/ Shirley Hufstedler	Director
Shirley Hufstedler

Director
Ann McLaughlin Korologos

/s/ Edward Meyer	Director
Edward Meyer

Index

/s/ Kenneth Reiss	Director
Kenneth Reiss

/s/ Gary Steel	Director
Gary Steel

Index

Schedule II

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED
Valuation and Qualifying Accounts and Reserves
Years Ended June 30, 2008, 2007 and 2006
($000s omitted)

Classification	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period

Year ended June 30, 2006

Allowance for doubtful accounts	$8,975	2,167	256	2,660	8,738

Year ended June 30, 2007

Allowance for doubtful accounts	$8,738	735	342	3,775	6,040

Year ended June 30, 2008

Allowance for doubtful accounts	$6,040	5,457	358	4,773	7,082