Form 10-Q
period 2008-09-30
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2008-11-10
CIK 800459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from________to________

Commission File Number:  1-9764

Harman International Industries, Incorporated
(Exact name of registrant as specified in its charter)

Commission File Number:  1-9764

Delaware	11-2534306
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Atlantic Street, Suite 1500 Stamford, CT	06901
(Address of principal executive offices)	(Zip code)

(203) 328-3500
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

As of October 31, 2008, 58,545,866 shares of common stock, par value $.01, were outstanding.

Harman International Industries, Incorporated and Subsidiaries
FORM 10-Q

The page numbers in this Table of Contents reflect actual page numbers, not EDGAR page tag numbers.

References to “Harman International”, the “Company”, “we”, “us”, and “our” in this Form 10-Q refer to Harman International Industries, Incorporated and its subsidiaries unless the context requires otherwise.

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

You should carefully consider the risks described below and the other information in this report.  Our operating results may fluctuate significantly and may not meet our expectations or those of securities analysts or investors.  The price of our stock would likely decline if this occurs.  Factors that may cause fluctuations in our operating results include, but are not limited to, the following:

●	our ability to successfully implement our strategic initiatives and to achieve the intended benefits of those initiatives;

●	automobile industry sales and production rates and the willingness of automobile purchasers to pay for the option of a premium audio system and/or a multi-function infotainment system;

●	changes in consumer confidence and spending, the impact of the current credit markets and worsening economic conditions worldwide;

●
changes in interest rates and the availability of financing affecting corporate and consumer spending, including the effects of continued volatility and further deterioration in the financial and credit markets;

●	fluctuations in currency exchange rates, including the recent increase of the U.S. dollar compared to the Euro, and other risks inherent in international trade and business transactions;

●	warranty obligations for defects in our products;

●	our ability to satisfy contract performance criteria, including our ability to meet technical specifications and due dates on our new automotive platforms;

●	our ability to design, engineer and manufacture our products profitably under our long-term supply arrangements with automakers;

●	the loss of one or more significant customers, including our automotive manufacturer customers, or the loss of a significant platform with an automotive customer;

●	competition in the automotive, consumer or professional markets in which we operate, including pricing pressure in the market for personal navigation devices (“PNDs”);

●	our ability to achieve cost reductions and other benefits in connection with the restructuring of our manufacturing, engineering and administrative organizations;

●	model-year changeovers in the automotive industry;

●	our ability to enforce or defend our ownership and use of intellectual property;

●	our ability to maintain a competitive technological advantage within the systems, services and products we provide into the market place;

Forward–Looking Statements (continued)

●	our ability to effectively integrate acquisitions made by our Company or manage restructuring and cost migration initiatives;

●	the valuation of certain assets, including goodwill, investments and deferred tax assets, considering recent market conditions;

●	strikes, work stoppages and labor negotiations at our facilities, or at a facility of one of our significant customers; or work stoppages at a common carrier or a major shipping location;

●	commodity price fluctuations;

●
the outcome of pending or future litigation and other claims, including, but not limited to the current stockholder and ERISA lawsuits or any claims or litigation arising out of our business, labor disputes at our facilities and those of our customers or common carriers;

●	changes in general economic conditions; and

●	world political stability.

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results, results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. As a result, the foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission, including the information in Item 1A, “Risk Factors” of Part I to our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and Item 1A, “Risk Factors” which is located in Item 1A of Part II of this report.

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
Harman International Industries, Incorporated and Subsidiaries
($000s omitted except share amounts)

	September 30,	June 30,
	2008	2008
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$195,135	223,109
Receivables (less allowance for doubtful accounts of $6,963 at September 30, 2008 and $7,082 at June 30, 2008)	533,711	574,195
Inventories, net	406,741	390,638
Other current assets	222,410	251,139
Total current assets	1,357,997	1,439,081

Property, plant and equipment, net	575,347	640,042
Goodwill	413,958	436,447
Other assets	310,355	311,355
Total assets	$2,657,657	2,826,925

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	585	639
Accounts payable	301,917	343,780
Accrued liabilities	376,971	413,645
Accrued warranties	121,702	126,977
Income taxes payable	20,307	21,911
Total current liabilities	821,482	906,952

Borrowings under revolving credit facility	25,000	25,000
Convertible senior notes	400,000	400,000
Other senior debt	1,980	2,313
Minority interest	---	34
Other non-current liabilities	146,039	152,780
Total liabilities	1,394,501	1,487,079

Shareholders’ equity
Preferred stock, $.01 par value. Authorized 5,000,000 shares; none issued and outstanding	---	---
Common stock, $.01 par value. Authorized 200,000,000 shares; issued 84,130,683 at September 30, 2008 and 84,117,883 at June 30, 2008	841	841
Additional paid-in capital	624,607	628,324
Accumulated other comprehensive income (loss):
Unrealized (loss) on available-for-sale securities	(1,088)	---
Unrealized gain (loss) on hedging derivatives	3,353	(1,328)
Pension benefits	(12,253)	(11,947)
Cumulative foreign currency translation adjustment	106,032	204,806
Retained earnings	1,589,234	1,566,720
Less common stock held in treasury (25,599,817 shares at September 30, 2008 and June 30, 2008)	(1,047,570)	(1,047,570)
Total shareholders’ equity	1,263,156	1,339,846
Total liabilities and shareholders’ equity	$2,657,657	2,826,925

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations
Harman International Industries, Incorporated and Subsidiaries
(000s omitted except per share amounts)
(Unaudited)

	Three months ended
	September 30,
	2008	2007

Net sales	$869,190	946,962
Cost of sales	627,260	682,387
Gross profit	241,930	264,575

Selling, general and administrative expenses	209,473	223,134
Operating income	32,457	41,441

Other expenses:
Interest (income) expense, net	(95)	1,410
Miscellaneous, net	989	671

Income before income taxes and minority interest	31,563	39,360

Income tax expense, net	8,351	3,657
Minority interest	(34)	(826)

Net income	$23,246	36,529

Basic earnings per share	$0.40	0.56

Diluted earnings per share	$0.40	0.55

Weighted average shares outstanding – basic	58,524	65,242

Weighted average shares outstanding – diluted	58,694	66,363

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
Harman International Industries, Incorporated and Subsidiaries
($000s omitted)
(Unaudited)

	Three months ended
	September 30,
	2008		2007
Cash flows from operating activities:
Net income		$23,246	36,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		42,191	34,149
Loss on disposition of assets		65	81
Share-based compensation (benefit) expense		(3,448)	4,946
Changes in operating assets and liabilities:
Decrease (increase) in:
Receivables		5,838	(76,602)
Inventories		(43,841)	(6,790)
Other current assets		20,423	2,658
Increase (decrease) in:
Accounts payable		(22,697)	(40,871)
Accrued warranty liabilities		(5,275)	13,705
Accrued other liabilities		3,752	6,170
Income taxes payable		224	(75,499)
Other operating activities		(2,545)	(89)
Net cash provided by (used in) operating activities		$17,933	(101,613)
Cash flows from investing activities:
Contingent purchase price consideration		$(2,925)	(3,347)
Proceeds from asset dispositions		58	164
Capital expenditures		(22,782)	(27,469)
Other items, net		2,601	(1,910)
Net cash used in investing activities		$(23,048)	(32,562)
Cash flows from financing activities:
Net decrease in short-term borrowings	$	---	(1,838)
Net borrowings under revolving credit facility		---	120,532
Repayments of long-term debt		---	(16,486)
Other increase (decrease) in long-term debt		145	(529)
Dividends paid to shareholders		(732)	(816)
Share-based payment arrangements		9	833
Net cash provided by (used in) financing activities		$(578)	101,696
Effect of exchange rate changes on cash		(22,281)	3,464
Net decrease in cash and cash equivalents		(27,974)	(29,015)
Cash and cash equivalents at beginning of period		$223,109	106,141
Cash and cash equivalents at end of period		$195,135	77,126

Supplemental disclosure of cash flow information:
Interest (received) paid		$(1,157)	2,194
Income taxes paid		$6,287	73,377

See accompanying notes to condensed consolidated financial statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

Our unaudited, condensed consolidated financial statements at September 30, 2008 and for the three months ended September 30, 2008 and 2007, have been prepared pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  These unaudited condensed consolidated financial statements do not include all information and footnote disclosures included in our audited financial statements.  In the opinion of management, the accompanying unaudited, condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows for the periods presented.  Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2009 due to seasonal, economic and other factors.

Where necessary, information for prior periods has been reclassified to conform to the consolidated financial statement presentation for the corresponding periods in the current fiscal year. During the first quarter of fiscal 2009, we revised our business segments to align with our strategic approach to the markets and customers we serve.  We now report the financial information for our QNX business in our “Other” segment.  The QNX business was previously reported in our Automotive segment.  As a result, segment information for the prior period has been reclassified to reflect the new presentation.  See Note 13, Business Segment Data, for further discussion.

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

These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Note 2. Inventories

Inventories consist of the following:

	September 30,	June 30,
($000s omitted)	2008	2008
Finished goods	$174,301	150,634
Work in process	55,967	60,045
Raw materials	176,473	179,959
Total	$406,741	390,638

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

Note 3.  Property, Plant and Equipment

Property, plant and equipment are composed of the following:

	September 30,	June 30,
($000s omitted)	2008	2008
Land	$13,546	14,659
Buildings and improvements	292,074	311,336
Machinery and equipment	1,018,958	1,082,359
Furniture and fixtures	45,362	46,749
	1,369,940	1,455,103
Less accumulated depreciation and amortization	(794,593)	(815,061)
Property, plant and equipment, net	$575,347	640,042

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

Details of the estimated warranty liabilities are as follows:

	Three months ended
	September 30,
($000s omitted)	2008	2007
Beginning balance (June 30)	$126,977	48,148
Warranty provisions	18,273	18,419
Warranty payments (cash or in-kind)	(10,718)	(6,874)
Other(1)	(12,830)	2,160
Ending balance	$121,702	61,853

(1) Includes amounts representing adjustments to the liability for foreign currency translation.

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

Note 6.  Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended
	September 30,
($000s omitted)	2008	2007
Net income	$23,246	36,529
Other comprehensive income (loss):
Foreign currency translation	(98,774)	36,647
Unrealized loss on available-for-sale securities	(1,088)	---
Unrealized gain (loss) on hedging derivatives	4,681	(3,280)
Change in pension benefits	(306)	(9)
Total comprehensive income	$(72,241)	69,887

We have approximately $21.1 million of investments included in other current assets that have been classified as available-for-sale securities under the provisions of Statement of Financial Accounting Standards (“SFAS”) 115, Accounting for Certain Investments in Debt and Equity Securities.  Under the provisions of this statement, these securities are recorded at fair value with realized gains or losses recorded in income and unrealized gains and losses recorded in other comprehensive income, net of taxes.

Note 7.   Earnings Per Share

The following table presents the calculation of basic and diluted earnings per common share outstanding:

	Three months ended September 30,
($000s omitted except per share amounts)	2008		2007
	Basic	Diluted	Basic	Diluted
Net income	$23,246	23,246	36,529	36,529

Weighted average shares outstanding	58,524	58,524	65,242	65,242
Employee stock options	---	170	---	1,121
Total weighted average shares outstanding	58,524	58,694	65,242	66,363

Earnings per share	$0.40	0.40	0.56	0.55

Options to purchase 2,232,011 shares of our common stock with exercise prices ranging from $32.14 to $126.94 per share during the quarter ended September 30, 2008, were outstanding and not included in the computation of diluted earnings per share because the exercise of these options would have been antidilutive.  In addition, 28,870 shares of restricted stock were outstanding and not included in the computation of diluted earnings per share because they would have had an antidilutive effect.

Options to purchase 617,796 shares of our common stock with exercise prices ranging from $85.36 to $126.94 per share during the quarter ended September 30, 2007 were outstanding and not included in the computation of diluted earnings per share because the exercise of these options would have been antidilutive.

The conversion terms of our 1.25 percent Convertible Senior Notes due 2012 (the “Notes”) will affect the calculation of diluted earnings per share if the price of our common stock exceeds the conversion price of the Notes.  The initial conversion price of the Notes was $104 per share, subject to adjustment in specified circumstances as described in the indenture related to the Notes.  Upon conversion, a holder will receive an amount in cash equal to the lesser of $1,000 or the conversion value of the Notes, determined in the manner set forth in the indenture.  If the conversion value exceeds $1,000, we will deliver $1,000 in cash and at our option, cash or common stock or a combination of cash and common stock for the conversion price in excess of $1,000.  The conversion option is indexed to our common stock and therefore is classified as equity.  As a result, the conversion option will not result in an adjustment to net income in calculating diluted earnings per share.  The dilutive effect of the conversion option will be calculated using the treasury stock method.  Accordingly, conversion settlement shares will be included in diluted shares outstanding if the price of our common stock exceeds the conversion price.

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

Debt issuance costs of $4.8 million associated with this transaction were capitalized and are being amortized over the term of the Notes.  The unamortized balance at September 30, 2008 was $3.9 million.

On October 23, 2007, we entered into a Registration Rights Agreement requiring us to register the Notes and the shares contingently issuable upon conversion of the Notes.  On October 23, 2008, we filed an automatically effective registration statement with the SEC, thereby registering the Notes and shares contingently issuable upon conversion of the Notes.  We are required to keep the registration statement effective until the earlier of (a) such time as the Notes and the shares contingently issuable under the Notes (1) are sold under an effective registration statement or Rule 144 of the Securities Act of 1933, (2) are freely transferable under Rule 144 more than two years following October 23, 2007, or (3) cease to be outstanding, or (b) five years and three months following October 23, 2007.  In the event we fail to keep the registration statement effective as required under the agreement, additional interest will accrue on the Notes at the rate per annum of 0.25%.

Note 9.  Income Taxes

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income.  Income tax expense for the quarter ended September 30, 2008 was $8.4 million, compared to $3.7 million for the same period last year.  The effective rate for the quarter ended September 30, 2008 was 26.5 percent, compared to 9.3 percent in the prior year period. The rate was higher in the current period due to a favorable conclusion of a German tax audit recorded in the prior year.

As of September 30, 2008, unrecognized tax benefits and the related interest were $9.0 million and $2.4 million respectively, all of which would affect the tax rate if recognized.  During the three months ended September 30, 2008, the Company recorded only interest related to uncertain tax positions of $0.3 million.

Note 10.   Share-Based Compensation

On September 30, 2008, we had one share-based compensation plan with shares available for future grants, the 2002 Stock Option and Incentive Plan (the “2002 Plan”).  The 2002 Plan permits the grant of stock options, stock appreciation rights, restricted stock and restricted stock units for up to 6,000,000 shares of our common stock.  During the quarter ended September 30, 2008, options to purchase 716,735 shares of our common stock, 5,000 shares of restricted stock and 350,771 restricted stock units were granted under the 2002 Plan.  In addition, 28,344 restricted stock units were granted outside the 2002 Plan during the same period.

Share-based compensation (benefit) expense was ($3.4 million) and $4.9 million for the three months ended September 30, 2008 and 2007, respectively. The share-based compensation benefit recorded for the three months ended September 30, 2008 resulted from significant stock option forfeitures recorded in connection with the retirement of senior executives.   The total income tax (expense) benefit recognized in the consolidated statements of operations for share-based compensation arrangements was ($1.7 million) and $1.4 million for the three months ended September 30, 2008 and 2007, respectively.

Fair Value Determination

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions noted in the following table.

	Three months ended September 30,
	2008	2007
Expected volatility	42.0% - 54.0%	35.1% - 40.8%
Weighted-average volatility	49.0%	37.0%
Expected annual dividend	$0.05	$0.05
Expected term (in years)	1.96 – 6.51	2.71 – 6.71
Risk-free rate	1.7% - 3.6%	4.9% - 5.0%

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

Stock Option Activity

A summary of option activity under our stock option plans as of September 30, 2008 and changes during the three months ended September 30, 2008 is presented below:

	Shares	Weighted average exercise price	Weighted average remaining contractual term(years)	Aggregate intrinsic value ($000s)
Outstanding at June 30, 2008	2,636,627	$73.40
Granted	716,735	32.50
Exercised	(800)	11.00
Forfeited or expired	(411,280)	80.06

Outstanding at September 30, 2008	2,941,282	62.52	7.92	$5,967

Exercisable at September 30, 2008	811,094	$61.59	4.90	$4,663

The weighted-average grant-date fair value of options granted during the three months ended September 30, 2008 and 2007 was $11.67 and $45.08, respectively. The total intrinsic value of options exercised during the quarters ended September 30, 2008 and 2007 was $0 and $2.2 million, respectively.

A summary of the status of our nonvested restricted stock as of September 30, 2008 and changes during the three months ended September 30, 2008, is presented below:

	Shares	Weighted average grant-date fair value
Nonvested at June 30, 2008	92,910	$95.23
Granted	5,000	32.83
Vested	(15,000)	88.93
Forfeited	---	---
Nonvested at September 30, 2008	82,910	$92.61

As of September 30, 2008, there was $3.6 million of total unrecognized compensation cost related to nonvested restricted stock-based compensation arrangements. The weighted average recognition period was 1.91 years.

Grant of Stock Options with Market Conditions

We granted 330,470 stock options containing a market condition to employees on March 21, 2008.  The options vest three years from the date of grant based on a comparison of Harman’s total shareholder return (“TSR”) to the TSR of a selected peer group of publicly listed multinational companies.  TSR will be measured as the annualized increase in the aggregate value of a company’s stock price plus the value of dividends, assumed to be reinvested into shares of the company’s stock at the time of dividend payment.  The base price to be used for the TSR calculation is the 20-day trading average from February 6, 2008 through March 6, 2008.  The ending price to be used for the TSR calculation will be the 20-day trading average prior to and through March 6, 2011.  The grant date fair value of $4.2 million was calculated using a combination of Monte Carlo simulation and lattice-based models.  Share-based compensation expense for these awards was $0.4 million for the three months ended September 30, 2008.

Restricted Stock Units

In January and September 2008, we granted 34,608 and 28,344 cash-settled restricted stock units, respectively, outside the 2002 Plan.  These restricted stock units are accounted for as liability awards and are recorded at the fair value at the end of the reporting period in accordance with their vesting schedules.  On July 2, 2008, 1,608 of these restricted stock units were settled at a cost of approximately $0.1 million.

We granted 133,507 restricted stock units with performance conditions in the quarter ended September 30, 2008 under the 2002 Plan.  The restricted stock units vest three years from the date of grant based on attainment of certain performance targets in fiscal 2011.  The targets are consistent with our current business plans, and therefore it was deemed probable that 100% vesting would be achieved, requiring ratable accrual of share-based compensation expense over the three-year vesting period based on grant date fair value.

In the quarter ended September 30, 2008, we also granted 217,264 restricted stock units under the 2002 Plan that vest three years from the date of grant.

A summary of equity classified restricted stock unit activity as of September 30, 2008 and changes during the quarter ended September 30, 2008 is presented below:

Shares
Nonvested at June 30, 2008	25,000
Granted	350,771
Vested	---
Forfeited	---
Nonvested at September 30, 2008	375,771

At September 30, 2008, the aggregate intrinsic value of equity classified restricted stock units was $12.8 million.  As of September 30, 2008, there was $9.7 million of total unrecognized compensation cost related to restricted stock unit compensation arrangements. The weighted average recognition period was 2.83 years.

Chief Executive Officer Special Enterprise Value Bonus

Our Chief Executive Officer was granted a special bonus award in November 2007.  The award will be settled in cash based on a comparison of Harman’s enterprise value at November 2012 to the enterprise value at the grant date in November 2007.  The award is classified as a liability award.  As a result, the fair value is required to be measured each quarter.  The fair value of this award at September 30, 2008 was $0.8 million, calculated using a Monte Carlo simulation.  No compensation expense was recorded during the quarter ended September 30, 2008 due to the decrease in the award’s computed fair value.

Note 11.   Restructuring Program

We announced a restructuring program in June 2006 designed to increase efficiency in our manufacturing, engineering and administrative organizations.  During the third quarter of fiscal 2008, we expanded our restructuring actions to improve our global footprint, cost structure, technology portfolio, human resources and internal processes.  These actions will reduce the number of our manufacturing, engineering and operating locations.

We have announced plant closings in Northridge, California and Martinsville, Indiana and closed a plant in South Africa and a small facility in Massachusetts.  We have also completed the transition of our corporate headquarters from Washington D.C. to Stamford, Connecticut.

For the quarter ended September 30, 2008, selling, general and administrative (“SG&A”) expenses included $4.9 million for our restructuring program, of which $2.2 million was recorded for employee termination benefits.  Cash paid for restructuring actions during the quarter totaled $7.0 million.  We also recorded $5.6 million in cost of sales relating to accelerated depreciation and the classification of the Martinsville property from held and used to held for sale, both of which were recorded in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Below is a rollforward of our restructuring accrual, accounted for in accordance with SFAS 88, SFAS 112 and SFAS 146:

	Three months ended September 30,
($000s omitted)	2008	2007
Beginning accrued liability	$35,601	7,527
Expense	4,869	361
Utilization(1)	(7,847)	(2,380)
Ending accrued liability	$32,623	5,508

(1) Includes amounts representing adjustments to the liability for changes in foreign currency exchange rates.

Restructuring expenses by reporting segment are as follows:

	Three months ended September 30,
($000s omitted)	2008	2007
Automotive	$3,618	320
Consumer	415	(11)
Professional	19	52
Other	817	---
Total	$4,869	361

Note 12.  Retirement Benefits

We provide defined pension benefits to certain eligible employees.  The measurement date used for determining pension benefits is the last day of our fiscal year, June 30. We have certain business units in Europe that maintain defined benefit pension plans for many of our current and former employees. The coverage provided and the extent to which the retirees’ share in the cost of the program vary by business unit. Generally, plan benefits are based on age, years of service and average compensation during the final years of service.  In the United States, we have a Supplemental Executive Retirement Plan (“SERP”) that provides retirement, death and termination benefits, as defined, to certain key executives designated by the Board of Directors.

Our retirement benefits are more fully disclosed in Note 16, Retirement Benefits, to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

The following table presents the components of net periodic benefit costs:

	Three months ended
	September 30,
($000s omitted)	2008	2007
Service cost	$606	917
Interest cost	2,190	1,588
Amortization of prior service cost	518	215
Amortization of net loss	68	303
Net periodic benefit cost	$3,382	3,023

During the three months ended September 30, 2008, we made an insignificant contribution to the defined benefit pension plans.  We expect to contribute approximately $9 million in fiscal 2009.

Note 13.  Business Segment Data

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

During the first quarter of fiscal 2009, we revised our business segments to align with our strategic approach to the markets and customers we serve.  We now report financial information for the QNX business in our “Other” segment.  The QNX business was previously reported in our Automotive segment.  Segment information for the prior period has been reclassified to reflect the new presentation.

Our Automotive segment designs, manufactures and markets audio, electronic and infotainment systems for vehicle applications primarily to be installed as original equipment by automotive manufacturers.  Our automotive products and systems are marketed worldwide under brand names including JBL, Infinity, Harman/Kardon, Becker, Logic 7 and Mark Levinson.  Our premium branded audio, video, navigation and infotainment systems are offered to automobile manufacturers through engineering and supply agreements.  See Note 14, Significant Customers.

Our Consumer segment designs, manufactures and markets audio and electronic systems for home, computer and multimedia applications and mobile applications.  Our Consumer home products and systems are marketed worldwide under brand names including JBL, Infinity, Harman/Kardon, Lexicon, Mark Levinson, Revel and AKG.  Our audio and electronic products are offered through audio specialty and retail chain stores.  Our branded audio products for computer and multimedia applications are focused on retail customers with products designed to enhance sound for computers, Apple’s iPod and other music control players.

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

Our Other segment includes the operations of the QNX business, which offers embedded operating system software and related development tools and consulting services used in a variety of products and industries.  Our Other segment also includes compensation, benefit and occupancy costs for corporate employees.

The following table reports net sales and operating income (loss) by each reporting segment:

	Three months ended
	September 30,
($000s omitted)	2008	2007
Net sales:
Automotive	$616,923	673,232
Consumer	105,918	119,438
Professional	136,859	145,221
Other	9,490	9,071
Total	$869,190	946,962

Operating income (loss):
Automotive	$20,464	44,537
Consumer	(999)	(3,093)
Professional	20,791	20,388
Other	(7,799)	(20,391)
Total	$32,457	41,441

Note 14.  Significant Customers

Presented below are the percentages of net sales to and receivables due from customers who represent 10 percent or more of our net sales or accounts receivable for the periods presented:

	Net Sales		Accounts Receivable
	Three months ended September 30,		September 30,
	2008	2007	2008	2007
Daimler AG	11%	21%	8%	15%
Audi/VW	16	10	13	6
BMW	12	9	15	8
Other customers	61	60	64	71
Total	100%	100%	100%	100%

We anticipate that Daimler AG, Audi/VW and BMW will continue to account for a significant portion of our net sales and accounts receivable for the foreseeable future.  Our automotive customers are not obligated to any long-term purchase of our products.

Note 15.  Commitments and Contingencies

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

The complaint alleged that defendants omitted to disclose material adverse facts about the Company’s financial condition and business prospects.  The complaint contended that had these facts not been concealed at the time the merger agreement with Kohlberg Kravis Roberts & Co. (“KKR”) and GS Capital Partners VI Fund, L.P. and its related funds (“GSCP”) was entered, there would not have been a merger agreement, or it would have been at a much lower price, and the price of the Company’s common stock therefore would not have been artificially inflated during the Class Period.  The Kim Plaintiff alleged that, following the reports that the proposed merger was not going to be completed, the price of the Company’s common stock declined, causing the plaintiff class significant losses.

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

On January 16, 2008, the Kim Plaintiff filed an amended complaint.  The amended complaint, which extended the Class Period through January 11, 2008, contended that, in addition to the violations alleged in the original complaint, the Company also violated Sections 10(b) and 20(a) and Rule 10b-5 by knowingly failing to disclose “significant problems” relating to its PND “sales forecasts, production, pricing, and inventory” prior to January 14, 2008.  The amended complaint claimed that when “Defendants revealed for the first time on January 14, 2008 that shifts in PND sales would adversely impact earnings per share by more than $1.00 per share in fiscal 2008,” that led to a further decline in the Company’s share value and additional losses to the plaintiff class.

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

On May 2, 2008, Lead Plaintiff filed a Consolidated Class Action Complaint (the “Consolidated Complaint”).  The Consolidated Complaint, which extends the Class Period through February 5, 2008, contends that the Company and certain of its officers and directors violated Sections 10(b) and 20(a) and Rule 10b-5 by issuing false and misleading disclosures regarding the Company’s financial condition in fiscal 2007 and fiscal 2008.  In particular, the Consolidated Complaint alleges that defendants knowingly or recklessly failed to disclose material adverse facts about MyGIG radios, PNDs and the Company’s capital expenditures.  The Consolidated Complaint alleges that when the Company’s true financial condition became known to the market, the price of the Company’s stock declined significantly, causing losses to the plaintiff class.

On July 3, 2008, defendants moved to dismiss the Consolidated Complaint in its entirety.  Lead Plaintiff opposed defendants’ motion to dismiss on September 2, 2008, and defendants filed a reply in further support of their motion to dismiss on October 2, 2008.  The motion is now fully briefed.

We believe the lawsuit, which is still in its earliest stages, is without merit and we intend to vigorously defend against it.

Patrick Russell v. Harman International Industries, Incorporated, et al.

Patrick Russell (the “Russell Plaintiff”) filed a complaint on December 7, 2007 in the United States District Court for the District of Columbia and an amended purported putative class action complaint on June 2, 2008 against the Company and certain of its officers and directors alleging violations of the Employee Retirement Income Security Act (“ERISA”) and seeking, on behalf of all participants in and beneficiaries of the Harman International Industries, Incorporated Retirement Savings Plan  (the “Plan”), compensatory damages for losses to the Plan as well as injunctive relief, imposition of a constructive trust, restitution, and other monetary relief.  The amended complaint alleges that from April 26, 2007 to the present, defendants failed to prudently and loyally manage the Plan’s assets, thereby breaching their fiduciary duties in violation of ERISA, by causing the Plan to invest in Company stock notwithstanding that the stock allegedly was “no longer a prudent investment for the Participants’ retirement savings.”  The amended complaint further claims that, during the Class Period, defendants failed to monitor the Plan fiduciaries, and failed to provide the Plan fiduciaries with, and to disclose to Plan participants, adverse facts regarding the Company and its businesses and prospects.  The Russell Plaintiff also contends that defendants breached their duties to avoid conflicts of interest and to serve the interests of participants in and beneficiaries of the Plan with undivided loyalty.  As a result of these alleged fiduciary breaches, the complaint asserts that the Plan has “suffered substantial losses, resulting in the depletion of millions of dollars of the retirement savings and anticipated retirement income of the Plan’s Participants.”

On March 24, 2008, the Court ordered, for pretrial management purposes only, the consolidation of Patrick Russell v. Harman International Industries, Incorporated, et al. with In re Harman International Industries Inc. Securities Litigation.

Defendants moved to dismiss the complaint in its entirety on August 5, 2008.  Plaintiff opposed defendants’ motion to dismiss on September 19, 2008, and defendants filed a reply in further support of their motion to dismiss on October 20, 2008.  The motion is now fully briefed.

We believe the lawsuit, which is still in its earliest stages, is without merit and we intend to vigorously defend against it.

Siemens vs. Harman Becker Automotive Systems GmbH.

In October 2006, Harman Becker received notice of a complaint filed by Siemens AG against it with the Regional Court in Düsseldorf in August 2006 alleging that certain of Harman Becker’s infotainment products including both radio receiver and Bluetooth hands free telephony functionality, infringe upon a patent owned by Siemens.  In November 2006 Harman Becker filed suit with the German Federal Patent Court in Munich to nullify the claims of this patent.

On August 14, 2007, the court of first instance in Düsseldorf ruled that the patent in question had been infringed and ordered Harman Becker to cease selling the products in question in Germany, and to compile and submit data to Siemens concerning its prior sales of such products.  Harman Becker has appealed that ruling.

Despite the pending appeal, Siemens AG provisionally enforced the ruling against Harman Becker.  Accordingly, Harman Becker ceased selling aftermarket products covered by the patent in Germany, and submitted the required data to Siemens AG.

On June 4, 2008, the German Federal Patent Court nullified all relevant claims of Siemens’ patent.  As a result, Harman Becker resumed selling the affected products, and Siemens suspended further attempts to enforce the patent.  Siemens also requested that Harman Becker suspend its appeal of the Düsseldorf court’s ruling of infringement until the German Federal Patent Court’s nullity ruling has become final.  Harman has consented to this suspension.  Harman Becker received the written decision of the German Federal Patent Court on August 18, 2008, and Siemens has appealed the decision to the German Federal Supreme Court. We expect these appellate proceedings to take at least three years until a final decision is rendered.

We intend to continue vigorously defending this lawsuit.

While the outcome of any of the legal proceedings described above cannot at this time be predicted with certainty, we do not expect these matters will materially affect our financial condition or results of operations.

Other Legal Actions

At September 30, 2008, we were involved in several other legal actions.  The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial position or results of operations.

Automotive Supply Arrangements

We have arrangements with our automotive customers to provide products that meet predetermined technical specifications and delivery dates.  In the event that we do not satisfy the performance obligations under these arrangements, we may be required to indemnify the customer.  We accrue for any loss that we expect to incur under these arrangements when that loss is probable and can be reasonably estimated. For the quarter ended September 30, 2008, we did not incur any material costs relating to delayed delivery of product to an automotive customer.  An inability to meet performance obligations on automotive platforms to be delivered in future periods could adversely affect our results of operations and financial condition in future periods.

Note 16.  Fair Value Measurements

In the first quarter of fiscal 2009, we adopted SFAS 157, Fair Value Measurements (“SFAS 157”).  The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.

SFAS 157 establishes a three-tier fair value hierarchy to prioritize the inputs used in measuring fair value.  The hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels are defined as follows:

Level 1:	Observable inputs, such as unadjusted quoted market prices in active markets for the identical asset or liability.

Level 2:	Inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3:	Unobservable inputs that reflecting the entity’s own assumptions in measuring the asset or liability at fair value.

The following table provides the fair value hierarchy for financial assets and liabilities measured on a recurring basis:

	Fair Value at September 30, 2008
Description	Level 1		Level 2	Level 3
Assets:
Money market funds	$	---	31,593	---
Available-for-sale securities		---	21,062	---
Foreign currency forward contracts		---	4,636	---
Interest rate swap		---	390	---
Total	$	---	57,681	---

Money market funds and available-sale-securities are classified as Level 2 as the fair value was determined from market quotes obtained from financial institutions in active markets.

We use foreign currency contracts and an interest rate swap contract to hedge market risks relating to possible adverse changes in foreign currency exchange rates and interest rates.  Our foreign currency contracts were measured at fair value using Level 2 inputs.  Such inputs include foreign currency spot and forward rates for similar transactions in actively quoted markets.

We have elected to use the income approach to value our interest rate swap contract, which uses observable Level 2 inputs at the measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted).  Level 2 inputs for the swap contract valuation are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates) at commonly quoted intervals, and credit risk.  These key inputs, including the LIBOR cash rates for very short-term, futures rates for up to two years, and LIBOR swap rates beyond the derivative maturity are used to construct the swap yield curve and discount the future cash flows to present value at the measurement date.  As the interest rate swap contract is a derivative asset, a credit default swap basis available at commonly quoted intervals has been collected from Bloomberg and applied to all cash flows. If the interest rate swap contract was determined to be a derivative liability, we would be required to reflect potential credit risk to lenders using a borrowing rate specific to our company.  See Note 17, Derivatives, for further discussion regarding our derivative financial instruments.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No.159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on an instrument-by-instrument basis.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  We did not elect fair value measurement for financial assets and liabilities.  Therefore, SFAS 159 did not impact our results of operations.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) which delays the effective date of SFAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The provisions of SFAS 157 for nonfinancial assets and liabilities will be adopted by us in the first quarter of fiscal 2010.

Note 17.  Derivatives

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

When the transaction occurs, the gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income (loss) to either cost of goods sold or SG&A expenses depending upon the nature of the underlying transaction.  When it becomes apparent that an underlying forecasted transaction will not occur, the amount recorded in accumulated other comprehensive income (loss) related to the hedge is reclassified to the miscellaneous, net line item of the consolidated statement of operations in the then-current period.

Changes in the fair value of the derivatives are highly effective in offsetting changes in the cash flows of the hedged items because the amounts and the maturities of the derivatives approximate those of the forecasted exposures.  Any ineffective portion of the derivative is recognized in current earnings to the same line item of the consolidated statement of operations in which the foreign currency gain or loss on the underlying hedged transactions is recorded.  When it has been determined that a hedge has become ineffective, the ineffective portion of the hedge is recorded in current earnings. For the three months ended September 30, 2008 and 2007, we recognized no ineffectiveness for foreign currency forward contracts.

We elected to exclude forward points from the effectiveness assessment.  At the end of the period we calculate the excluded amount, which is the fair value relating to the change in forward points that is recorded to current earnings as miscellaneous, net.  For the three months ended September 30, 2008, we recognized $0.9 million in net losses related to the change in forward points.

At September 30, 2008, we had forward contracts maturing through June 2009 to sell Euros and buy U.S. dollars totaling approximately $62.5 million to hedge future foreign currency purchases.  At September 30, 2008, the amount associated with these hedges that was expected to be reclassified from accumulated other comprehensive income (loss) to earnings within the following twelve months was a gain of approximately $4.6 million.  The fair market value of the forward contracts as of September 30, 2008 was $3.8 million. In the three months ended September 30, 2008, we recognized a loss of $0.2 million from cash flow hedges of forecasted foreign currency transactions compared to less than $0.1 million in net losses in the same period last year.

When forward contracts do not meet the requirements of hedge accounting, we recognize the gain or loss on the associated contracts directly in current period earnings in cost of goods sold as unrealized exchange gains/(losses).  At September 30, 2008, we had forward contracts maturing through February 2010 to sell Japanese Yen and buy U.S. dollars of approximately $5.6 million to hedge foreign currency denominated purchases that were not eligible for hedge accounting.  For the three months ended September 30, 2008, we recognized a loss on these hedge contracts of $0.1 million.

As of September 30, 2008, we had forward contracts maturing through November 2008 to purchase and sell the equivalent of $39.6 million of various currencies to hedge foreign currency denominated inter-company loans.  At September 30, 2008, the fair value of these contracts was $0.7 million.  Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans in other non-operating income.

In February 2007, we entered into an interest rate swap contract to effectively convert interest on an operating lease from a variable rate to a fixed rate.  The objective of the swap is to offset changes in rent expenses caused by interest rate fluctuations.  The interest rate swap contract is designated as a cash flow hedge. At the end of each reporting period, the discounted fair value of the swap contract is calculated and recorded to other comprehensive income.  The accrued but unpaid net interest on the swap contract is recorded in rent expense, which is included in SG&A expenses in our consolidated statement of operations.  If the hedge is determined to be ineffective, the ineffective portion will be reclassified from other comprehensive income and recorded as rent expense. For the three months ended September 30, 2008, we recognized ineffectiveness of less than $0.1 million. As of September 30, 2008, the notional amount of the swap contract was $27.1 million and the amount recorded in other comprehensive income was a gain of $0.4 million.  The amount associated with the swap contract that is expected to be recorded as rent expense through September 30, 2009 is a gain of $0.2 million.

Note 18.  Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS 141R”) which requires the recognition of assets acquired, liabilities assumed and any noncontrolling interests at the acquisition date fair value with limited exceptions.  SFAS 141R will change the accounting treatment for certain specific items and include a substantial number of new disclosure requirements.  These changes include (a) the “acquirer” recording all assets and liabilities of the acquired business, including goodwill, generally at their fair values, (b) contingent consideration arrangements being recorded at fair value on the date of acquisition, with changes in fair value recognized in earnings until settled, and (c) acquisition-related transaction and restructuring costs being expensed rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired.  SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008.  SFAS 141R will apply to any acquisitions consummated by us on or after July 1, 2009.  We are currently evaluating the impact of the adoption of SFAS 141R on future acquisitions.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133  (“SFAS 161”) which requires expanded disclosures about a company’s derivative instruments including how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows.  The required disclosures also include the location and fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments.  SFAS 161 is effective prospectively for fiscal years and interim periods beginning on or after November 15, 2008 with early adoption permitted.  SFAS 161 is effective for us beginning in the first quarter of fiscal 2010.  We are currently evaluating the impact of SFAS 161 on our consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”).  FSP APB 14-1 requires the issuer of convertible debt instruments with cash settlement features to account separately for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate at the time of issuance. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. FSP APB 14-1 will also require an accretion of the resultant debt discount over the expected life of the debt. The proposed transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. FSP APB 14-1 is effective for fiscal years and interim periods beginning after December 15, 2008.  Early adoption is not permitted.  FSP APB 14-1 is effective for us beginning July 1, 2009.  We expect the implementation of FSP APB 14-1 will have a material impact on our consolidated financial statements and will result in higher non-cash interest expense for fiscal 2008 through fiscal 2013 and be dilutive to earnings per share.  We are currently evaluating our non-convertible borrowing rate and the fair value of the conversion privilege with respect to the Notes.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”).  This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions in this FSP.  Early application of this FSP is prohibited.  FSP EITF 03-6-1 is effective for us beginning July 1, 2009.  We are currently evaluating the impact of FSP EITF 03-6-1 on our consolidated financial statements.

In June 2008, the FASB released Proposed Statement of Financial Accounting Standards, Disclosure of Certain Loss Contingencies – an amendment of FASB Statements No. 5 and 141(R).  The proposed statement would (a) expand the population of loss contingencies that are required to be disclosed; (b) require disclosure of specific quantitative and qualitative information about loss contingencies; (c) require a tabular reconciliation of recognized loss contingencies; and (d) provide an exemption from disclosing certain required information if disclosing such information would be prejudicial to an entity’s position in dispute.  If approved as written, the proposed statement would be effective for fiscal years ending after December 15, 2009 and all interim an annual periods in subsequent fiscal years.

Note 19.  Subsequent Events

Subsequent to September 30, 2008, we experienced a relatively consistent decline in market capitalization due to deteriorating market conditions and overall weakness in the automotive industry.  During this period, the market price of our common stock ranged from $34.07 on September 30, 2008 to $16.50 on October 27, 2008.  Based on the decline in the market value of our common stock, we are considering whether a triggering event occurred subsequent to September 30, 2008, requiring us to perform an interim period goodwill impairment test in the second quarter of fiscal 2009.

In October 2008, we announced our intentions to close two engineering sites in Germany by June 30, 2009, consolidating activities into other facilities.  We also announced our intention to outsource our Automotive warranty service operation in the United States by the end of January 2009.  In November 2008, we announced the reorganization of our Consumer sales and marketing organization in the United States. We are currently evaluating the impact of these restructuring activities on our consolidated statement of operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q, together with Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended June 30, 2008 (“2008 Form 10-K”).  This discussion contains forward-looking statements which are based on our current expectations and experience and our perception of historical trends, current market conditions, including customer acceptance of our new products, current economic data, expected future developments, including foreign currency exchange rates, and other factors that we believe are appropriate under the circumstances.  These statements involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements.

We begin our discussion with an overview of our company to give you an understanding of our business and the markets we serve.  We then discuss our critical accounting policies.  This is followed by a discussion of our results of operations for the three months ended September 30, 2008 and 2007.  We include in this discussion an analysis of certain significant period-to-period variances in our condensed consolidated statements of operations and an analysis of our restructuring program.  We also provide specific information regarding our three reportable business segments: Automotive, Consumer and Professional.  We then discuss our financial condition at September 30, 2008 with a comparison to June 30, 2008.  This section contains information regarding our liquidity, capital resources and cash flows from operating, investing and financing activities.  We complete our discussion with an update on recent developments and a business outlook for future periods.

Overview

We design, manufacture and market high-quality, high-fidelity audio products and electronic systems for the automotive, consumer and professional markets. We have developed, both internally and through a series of strategic acquisitions, a broad range of product offerings sold under renowned brand names in our principal markets. These brand names have a heritage of technological leadership and product innovation.  Our reportable business segments, Automotive, Consumer and Professional, are based on the end-user markets we serve.

During the first quarter of fiscal 2009, we revised our business segments to align our strategic approach to the markets and customers we serve.  We now report financial information for the QNX business in our “Other” segment.  The QNX business was previously reported in our Automotive segment.  The realignment reflects our focus to grow the QNX business in other, non-automotive industries, including networking, medical, instrumentation and industrial control.  Segment information for the prior period has been reclassified to conform to the new presentation.

Automotive designs, manufactures and markets audio, electronic and infotainment systems for vehicle applications. Our systems are generally shipped directly to our automotive customers for factory installation. Infotainment systems are a combination of information and entertainment components that may include or control GPS navigation, traffic information, voice-activated telephone and climate control, rear seat entertainment, wireless Internet access, hard disk recording, MP3 playback and a premium branded audio system.  We expect future infotainment systems to also provide driver safety capabilities such as lane guidance, pre-crash emergency braking, adaptive cruise control, and night vision. Automotive also provides aftermarket products such as PNDs to customers primarily in Europe.

Consumer designs, manufactures and markets audio, video and electronic systems for multimedia, home and mobile applications. Multimedia applications include innovative accessories for portable electronic devices including music-enabled cell phones such as the iPhone, and MP3 players including the iPod.  Our multimedia applications also include audio systems for personal computers.  Home applications include systems to provide high-quality audio throughout the home and to enhance home theatres.  Aftermarket mobile products include speakers and amplifiers that deliver audio entertainment in the vehicle.  Consumer products are primarily distributed through retail outlets.

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

Our Other segment includes the operations of the QNX business, which offers embedded operating system software and related development tools and consulting services used in a variety of products and industries.  Our Other segment also includes compensation, benefit and occupancy costs for corporate employees.

Our products are sold worldwide, with the largest markets being the United States and Germany. In the United States, our primary manufacturing facilities are located in California, Kentucky, Missouri, Indiana and Utah. Outside of the United States, we have significant manufacturing facilities in Germany, Austria, the United Kingdom, Mexico, Hungary, France and China.  During fiscal 2008, we announced an expansion of our restructuring program that will reduce our manufacturing footprint and result in the closure of our Automotive manufacturing  facilities in California and Indiana.

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

Critical Accounting Policies

For the three months ended September 30, 2008, there were no significant changes to our critical accounting policies and estimates from those disclosed in the consolidated financial statements and the related notes  included in our 2008 Form 10-K, except as discussed below:

Impairment of Goodwill

Goodwill is not amortized, and is tested for impairment on April 30 of each year, and whenever events or changes indicate that impairment may have occurred.  In conducting our impairment testing, we compare the carrying value of a reporting unit to the fair value of the unit.  Carrying value is based on the assets and liabilities associated with the operations of that reporting unit, which often requires allocation of shared or corporate items among reporting units.  If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered to be impaired.  Our estimates of fair value are based on a discounted cash flow model, which includes estimates for sales and profit growth, discount rates, terminal value growth rates, future capital expenditures, and changes in working capital requirements.  While there are inherent uncertainties related to the assumptions used and to management’s application of these assumptions to this analysis, we believe the income approach provides a reasonable estimate of the fair value of our reporting units.  Our annual goodwill impairment test for fiscal 2008 resulted in no impairment.

At September 30, 2008, the goodwill balance was $414 million.  As a result of the current market conditions,  we evaluated whether certain triggering events had occurred during the three months ended September 30, 2008 that would require us to perform an interim period goodwill impairment test in accordance with SFAS 142, Goodwill and Other Intangible Assets.  We concluded that no such events had occurred through September 30, 2008.  This conclusion was based primarily on our financial results for the three months ended September 30, 2008, which are consistent with the forecasts used for the annual impairment test performed in fiscal 2008.  We continue to evaluate the impact of recent events, including reports of weakness in the automotive market and deterioration of the financial and credit markets, on our projections used to assess the recoverability of goodwill.  Adverse changes in our projections may suggest the goodwill balance is impaired.

Results of Operations

Net Sales

Our net sales for the quarter ended September 30, 2008 were $869.2 million, an 8 percent decrease compared to the prior year period.  All three of our reporting segments reported lower sales compared to the same period in the prior year.  The effects of foreign currency translation had a positive impact on net sales of $48.2 million during the quarter. The decline in overall net sales was attributable to changes in sales mix as new product platforms are launched and customers make strategic sourcing decisions, overall weakness in the automotive market and the repositioning of our PND business.

Presented below is a summary of our net sales by reporting segment:

($000s omitted)	Three months ended September 30,
	2008	%	2007	%
Net sales:
Automotive	$616,923	71%	673,232	71%
Consumer	105,918	12%	119,438	13%
Professional	136,859	16%	145,221	15%
Other	9,490	1%	9,071	1%
Total	$869,190	100%	946,962	100%

Automotive - Net sales for the quarter ended September 30, 2008 decreased $56.3 million, or 8.4 percent compared to the same period last year.  Foreign currency translation had a positive impact on net sales of $41.2 million during the quarter.  The reduction in net sales is primarily attributable to Daimler’s strategic decision to move to dual sourcing on select Mercedes models, as well as reduced production by some of the major automakers, specifically Chrysler and Toyota.  These reductions were partially offset by higher sales relating to the launch of our new platforms included in various Audi, BMW and Hyundai models.

Consumer - Net sales for the quarter ended September 30, 2008 decreased $13.5 million, or 11.3 percent, compared to the same period last year.  Foreign currency translation had a positive impact on net sales of $5.7 million during the quarter.  The consumer retail environment continues to be challenging as the worldwide economy slows.  The decline in net sales from the prior year period is primarily attributable to Consumer’s exit of the PND business and other unprofitable products.

Professional - Net sales for the quarter ended September 30, 2008 decreased $8.4 million, or 5.7 percent compared to the same period last year. Foreign currency translation had a positive impact on net sales of $1.3 million during the quarter.  The decrease in sales compared to the same period last year was primarily due to continued softness in the small project contracting business in the United States.  The weakening worldwide economy also contributed to a decrease in net sales across a number of our Professional brands.

Gross Profit

Gross profit as a percentage of net sales decreased 0.1 percentage points to 27.8 percent for the quarter ended September 30, 2008 compared to 27.9 percent of net sales in the same period last year.  The modest decrease in gross profit margins was primarily due to lower margins in our Automotive segment, partially offset by an increase in gross margin in our Consumer and Professional segments.

Presented below is a summary of our gross profit by reporting segment:

($000s omitted)	Three months ended September 30,
	2008	Percent of net sales	2007	Percent of net sales
Gross Profit:
Automotive	$153,587	24.9%	174,542	25.9%
Consumer	26,977	25.5%	28,107	23.5%
Professional	54,833	40.1%	55,882	38.5%
Other	6,533	68.8%	6,044	66.6%
Total	$241,930	27.8%	264,575	27.9%

Automotive – Gross profit as a percentage of net sales decreased 1.0 percent for the quarter ended September 30, 2008 compared to the same period in the prior year.  The gross margin decline was primarily due to additional restructuring costs incurred in connection with the announced plant closings in Northridge, California and Martinsville, Indiana.  Restructuring costs recorded during the quarter at these locations relate to accelerated depreciation on machinery and equipment and the classification of the Martinsville property from held and used to held for sale.

Consumer – Gross profit as a percentage of net sales increased 2.0 percent for the quarter ended September 30, 2008 compared to the same period in the prior year.  The improvement in gross margin results from a favorable product mix during the quarter as the Consumer division exited the PND market, where competitive pressures had adversely affected margins in the prior year period.  Improvements in gross margin were reduced by PND product inventory write-downs.

Professional – Gross profit as a percentage of net sales increased 1.6 percent for the quarter ended September 30, 2008 compared to the same period in the prior year.  The increase in gross margin was primarily due to favorable product mix and lower manufacturing costs.

Selling, General and Administrative Expenses

SG&A expenses as a percentage of net sales increased 0.5 percent for the quarter ended September 30, 2008 compared to the same period in the prior year.  Despite the benefits received from our restructuring programs, which resulted in lower spending and lower headcount at our divisions, SG&A expenses as a percentage of net sales were higher due to lower net sales.  Foreign currency translation adversely impacted SG&A expenses by $10.0 million during the quarter.  SG&A expenses decreased $13.7 million when compared to the same period in the prior year.  The decrease reflects a benefit from share-based compensation of $3.4 million resulting from the retirement of senior executives, which compares to $4.9 million of share-based compensation expense recorded for the same period in the prior year.  We also recorded a benefit in the quarter based on our Compensation and Option Committee’s decision to not make a profit sharing contribution under our Retirement Savings Plan for fiscal 2008.  A significant portion of the $5.0 million profit sharing accrual was adjusted in SG&A expenses.  The decrease further reflects a reduction in research and development (“R&D”) costs.  R&D, a significant component of our SG&A expenses, decreased to $86.7 million for the quarter compared to $87.8 million in the same period last year.  We continue to incur costs relating to our restructuring program, which is designed to address our global footprint, cost structure, technology portfolio, human resources and internal processes.  We recorded restructuring charges in SG&A of $4.9 million in the current period, which compares to merger related costs of $4.7 million for the same period in the prior year.  Restructuring costs are further described under the caption Restructuring Programs later in this discussion.

Presented below is a summary of SG&A expenses by reporting segment:

($000s omitted)	Three months ended September 30,
	2008	Percent of net sales	2007	Percent of net sales

SG&A Expenses:
Automotive	$133,122	21.6%	130,005	19.3%
Consumer	27,976	26.4%	31,200	26.1%
Professional	34,042	24.9%	35,494	24.4%
Other	14,333	---	26,435	---
Total	$209,473	24.1%	223,134	23.6%

Automotive – SG&A expenses as a percentage of net sales increased 2.3 percent for the quarter ended September 30, 2008 compared to the same period last year.  The primary reason for the increase is due to higher R&D spending to support new automotive infotainment systems for platforms launching in fiscal 2009.  R&D expenses were $69.6 million, or 11.3 percent of net sales, for the quarter ended September 30, 2008 compared to $68.9 million, or 10.2 percent of net sales, in the prior year period.

Consumer – SG&A expenses as a percentage of net sales increased 0.3 percent for the quarter ended September 30, 2008 compared to the same period last year.  The increase was primarily due to an overall decline in net sales due to the weakening economy partially offset by lower R&D spending.  R&D expenses were $5.8 million, or 5.5 percent of net sales, for the quarter ended September 30, 2008 compared to $8.9 million, or 7.4 percent of net sales, in the same period last year.

Professional – SG&A expenses as a percentage of net sales increased 0.5 percent for the quarter ended September 30, 2008 compared to the same period last year.  The increase as a percentage of net sales resulted primarily from higher R&D spending related to new product launches in fiscal 2009.  R&D expenses were $9.4 million, or 6.8 percent of net sales, for the quarter ended September 30, 2008 compared to $9.2 million, or 6.4 percent of net sales, in the same period last year.

Other – SG&A expenses for the three months ended September 30, 2008 decreased $12.1 million compared to the same period last year.  Other SG&A expenses primarily include compensation, benefit and occupancy costs for corporate employees.  The decrease in SG&A expenses was primarily due to a benefit from share-based compensation of $3.4 million resulting from the retirement of senior executives, which compares to $4.9 million of share-based compensation expense recorded for the same period in the prior year.  In addition, SG&A expenses for the prior year period included $4.7 million of merger related costs incurred in connection with our proposed merger with KKR.

Restructuring Program – We announced a restructuring program in June 2006 designed to increase efficiency in our manufacturing, engineering and administrative organizations.  During the third quarter of fiscal 2008, we expanded our restructuring actions to improve our global footprint, cost structure, technology portfolio, human resources and internal processes.  These actions will reduce the number of our manufacturing, engineering and operating locations.

We have announced plant closings in Northridge, California and Martinsville, Indiana and closed a plant in South Africa and a small facility in Massachusetts.  We have also completed the transition of our corporate headquarters from Washington D.C. to Stamford, Connecticut.

For the quarter ended September 30, 2008, SG&A expenses included $4.9 million for our restructuring program, of which $2.2 million was recorded for employee termination benefits.  Cash paid for restructuring actions during the quarter totaled $7.0 million.  We also recorded $5.6 million in cost of sales relating to accelerated depreciation and the classification of the Martinsville property from held and used to held for sale, both of which were recorded in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Below is a rollforward of our restructuring accrual, accounted for in accordance with SFAS 88, SFAS 112 and SFAS 146:

($000s omitted)	Three months ended September 30,
	2008	2007
Beginning accrued liability	$35,601	7,527
Expense	4,869	361
Utilization(1)	(7,847)	(2,380)
Ending accrued liability	$32,623	5,508

(1) Includes amounts representing adjustments to the liability for changes in foreign currency exchange rates.

Please also see Note 11, Restructuring Program, for additional information.

Operating Income

Operating income for the quarter ended September 30, 2008 was $32.5 million, or 3.7 percent of net sales, compared to $41.4 million, or 4.4 percent of net sales in the same period last year.  The decrease in operating income was primarily driven by higher restructuring expenses incurred during the quarter and lower net sales due to weakness in the automotive market.

Interest (Income) Expense, Net

Interest income, net, was $0.1 million for the quarter ended September 30, 2008 compared to $1.4 million of interest expense, net in the same period last year.  Interest income, net, in the quarter included $2.2 million of interest expense and $2.3 million of interest income.  Interest expense, net in the prior year period included interest expense of $3.1 million and interest income of $1.7 million.  Weighted average borrowings outstanding were $439.0 million for the quarter ended September 30, 2008 compared to $162.7 million for the same period in the prior year.

The weighted average interest rate on our borrowings was 2.0 percent for the quarter ended September 30, 2008 compared to 6.1 percent in the same quarter last year.  The decrease was due to our issuance in October 2008 of the Notes, which have an interest rate of 1.25 percent.

Miscellaneous, Net

Net miscellaneous expenses were $1.0 million for the quarter ended September 30, 2008 compared to $0.7 million in the same period last year.  For each period, miscellaneous expenses were primarily bank charges.

Income Tax Expense, Net

Income tax expense for the quarter ended September 30, 2008 was $8.4 million compared to $3.7 million for the same period last year.  The effective tax rate for the quarter ended September 30, 2007 was 26.5 percent compared to 9.3 percent in the prior year period.  The increase was primarily due to a favorable conclusion of a German tax audit recorded in the prior year.

As of September 30, 2008, unrecognized tax benefits and the related interest were $9.0 million and $2.4 million, respectively, all of which would affect the tax rate if recognized.  During the three months ended September 30, 2008, the Company recorded only interest related to uncertain tax positions of $0.3 million.

Financial Condition

Liquidity and Capital Resources

We primarily finance our working capital requirements through cash generated by operations, borrowings under our revolving credit facility and trade credit.  Cash and cash equivalents were $195.1 million at September 30, 2008 compared to $223.1 million at June 30, 2008.  During the three months ended September 30, 2008, cash was used to make investments in our manufacturing facilities and meet the working capital needs of our business segments.

We will continue to have cash requirements to support seasonal working capital needs, investments in our manufacturing facilities, interest and principal payments and dividend payments.  We intend to use cash on hand, cash generated by operations and borrowings under our revolving credit facility to meet these requirements.  The credit markets have recently experienced adverse conditions.  Our existing cash and cash equivalents may decline and our ability to refinance our existing credit facility may be adversely affected in the event of continued volatility in the capital markets or a further weakening economy.  Notwithstanding these adverse market conditions, we believe that cash from operations and our borrowing capacity, if needed, will be adequate to meet our normal cash requirements over the next twelve months.  Below is a more detailed discussion of our cash flow activities during the quarter ended September 30, 2008.

Operating Activities

For the three months ended September 30, 2008, our net cash provided by operations was $17.9 million compared to net cash used in operations of $101.6 million in the same period last year.  The increase in operating cash flows was primarily due to a reduction in tax payments, primarily in Germany.  At September 30, 2008, working capital, excluding cash and short-term debt, was $342.0 million, compared with $309.7 million at June 30, 2008.  The increase was primarily due to lower accounts payable and accrued liabilities, partially offset by reductions in accounts receivable.

Investing Activities

Net cash used in investing activities was $23.0 million for the three months ended September 30, 2008 compared to $32.6 million in the same period last year.  Capital expenditures for the three months ended September 30, 2008 were $22.9 million compared to $27.5 million for the same period last year.  Capital spending is lower as the prior year included more significant expenditures relating to the launch of new automotive platforms and a new manufacturing facility in China.  We expect capital expenditures in fiscal 2009 to be below fiscal 2008 levels.

Financing Activities

Our total debt at September 30, 2008 was $427.0 million, primarily comprised of $25.0 million of borrowings under our revolving credit facility and $400.0 million of the Notes issued in October 2008.  Also included in total debt are capital leases and other borrowings of $2.0 million.

We are party to a $300 million committed multi-currency revolving credit facility with a group of banks.  This facility expires in June 2010.   The maximum principal amount of borrowings permitted under the credit facility is $300 million. The credit facility includes our conditional option to increase the maximum aggregate revolving commitment amount to $550 million. At September 30, 2008, we had borrowings of $25.0 million and outstanding letters of credit of $6.0 million under this facility.  Unused availability under the revolving credit facility was $269.0 million at September 30, 2008.

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

Upon conversion, a holder will receive in respect of each $1,000 of principal amount of Notes to be converted an amount in cash equal to the lesser of (1) $1,000 or (2) the conversion value, determined in the manner set forth in the indenture for the Notes.  If the conversion value per Note exceeds $1,000, we will also deliver, at our election, cash or common stock or a combination of cash and common stock for the conversion value in excess of $1,000.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”).  FSP APB 14-1 requires the issuer of convertible debt instruments with cash settlement features to account separately for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate at the time of issuance. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. FSP APB 14-1 will also require an accretion of the resultant debt discount over the expected life of the debt. The proposed transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. FSP APB 14-1 is effective for fiscal years and interim periods beginning after December 15, 2008.  Early adoption is not permitted.  FSP APB 14-1 is effective for us beginning in the first quarter of fiscal 2010.  We expect the implementation of FSP APB 14-1 will have a material impact on our consolidated financial statements and will result in higher non-cash interest expense for fiscal 2008 through the first half of fiscal 2013 and a corresponding reduction in our reported net income.  We are currently evaluating our non-convertible borrowing rate and the fair value of the conversion privilege with respect to the Notes.

Our long-term debt agreements contain financial and other covenants that, among other things, limit our ability to incur additional indebtedness, restrict subsidiary dividends and distributions, limit our ability to encumber certain assets and restrict our ability to issue capital stock of our subsidiaries.  Our long-term debt agreements permit us to pay dividends or repurchase our capital stock without any dollar limitation provided that we would be in compliance with the financial covenants in our revolving credit facility after giving effect to such dividend or repurchase.  At September 30, 2008, we were in compliance with the terms of our long-term debt agreements.

Equity

Total shareholders’ equity at September 30, 2008 was $1.263 billion compared with $1.340 billion at June 30, 2008.  The decrease is primarily due to unfavorable foreign currency translation of $98.8 million, partially offset by net income of $23.2 million.  There were no shares of our common stock repurchased during the three months ended September 30, 2008.

Recent Developments

As previously announced, on September 22, 2008, Mr. Todd Suko joined the Company as Vice President, General Counsel and Secretary.  He succeeded Mr. Edwin Summers, who had served as the Company’s General Counsel since 1998.  Mr. Summers will remain with the Company in a senior legal role reporting to Mr. Suko.

As previously announced, effective October 1, 2008, the Company appointed Jennifer Peter as Vice President and Chief Accounting Officer.  Ms. Peter has served most recently as Vice President, Finance and Administration for the Company’s JBL Professional Unit.

As previously announced, on September 2, 2008, the Company announced the launch of a joint engineering center in India with Wipro Limited.  The new Harman India Development Center will operate from Wipro’s existing Bangalore and Chennai facilities, complementing an earlier agreement which outsourced the Company’s global IT infrastructure services to Wipro.

Business Outlook

With the current turmoil in the global credit and financial markets, both investor and consumer confidence has been badly shaken.  Although our first quarter results were not significantly impacted by this economic downturn, our future outlook may be impacted by the contraction in consumer discretionary spending. Our outlook could also be affected by the potential impact of changes in foreign currency exchange rates (primarily the Euro compared to the U.S. dollar) which may result in reduced sales.

To mitigate the potential impacts of the declining economic markets, we have accelerated many of the strategic initiatives begun in the prior fiscal year.  We continue to focus on improving our global footprint, cost structure, technology portfolio, human resources and internal processes.  Our restructuring actions begun in the prior fiscal year continue.  Also, during the first quarter we successfully completed the definition phase of our 24-month cost improvement and productivity program called STEP Change.  This program is designed to yield $400 million in sustainable savings by 2011.  In addition to the STEP Change program, we have implemented a number of short-term measures to significantly reduce our costs during this difficult fiscal year.  These are the first of multiple actions to improve our cost structure to enable us to remain competitive and achieve results in this challenging environment.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We are required to include information about potential effects of changes in interest rates and currency exchange rates in our periodic reports filed with the SEC.  Since June 30, 2008, there have been no material changes in the quantitative or qualitative aspects of our market risk profile.  See Item 7A, Quantitative and Qualitative Disclosure About Market Risk included in our 2008 Form 10-K.

Interest Rate Sensitivity/Risk

At September 30, 2008, interest on approximately 94 percent of our borrowings was determined on a fixed rate basis.  The interest rates on the balance of our debt are subject to changes in U.S. and European short-term interest rates.  To assess exposure to interest rate changes, we have performed a sensitivity analysis assuming a hypothetical 100 basis point increase or decrease in interest rates across all outstanding debt and investments.  Our analysis indicates that the effect on net income at September 30, 2008 of such an increase or decrease in interest rates would be approximately $0.3 million.

Foreign Currency Risk

We maintain significant operations in Germany, the United Kingdom, France, Austria, Hungary, Mexico, China and Switzerland.  As a result, we are subject to market risks arising from changes in foreign currency exchange rates, principally the change in the value of the Euro versus the U.S. dollar.  Our subsidiaries purchase products and raw materials in various currencies.  As a result, we may be exposed to the cost changes relative to local currencies in the markets to which we sell our products.  To mitigate these transactional risks, we enter into foreign exchange contracts.  Also, foreign currency positions are partially offsetting and are netted against one another to reduce exposure.

Changes in currency exchange rates, principally the change in the value of the Euro compared to the U.S. dollar, have an impact on our reported results when the financial statements of foreign subsidiaries are translated into U.S. dollars.  Over half of our sales are denominated in Euros.  The fluctuation in currency exchange rates, specifically the Euro versus the U.S. dollar, had a significant impact on earnings for the three months ended September 30, 2008 compared to the same prior year period due to the strengthening of the Euro relative to the U.S. dollar.  The average exchange rate for the Euro versus the U.S. dollar for the three months ended September 30, 2008 increased 9.3 percent from the same period in the prior year.  In recent months, the U.S. dollar has strengthened against the Euro.  To the extent the U.S. dollar continues to strengthen against the Euro, our results of operations may be negatively affected.

To assess exposure to changes in currency exchange rates, we prepared an analysis assuming a hypothetical 10 percent change in currency exchange rates across all currencies used by our subsidiaries.  This analysis indicated that a 10 percent increase or decrease in exchange rates would have increased or decreased income before income taxes by approximately $4.5 million for the three months ended September 30, 2008.

Competitive conditions in the markets in which we operate may limit our ability to increase prices in the event of adverse changes in currency exchange rates.  For example, certain products made in Europe are sold in the U.S.  Sales of these products are affected by the value of the U.S. dollar relative to the Euro.  Any weakening of the U.S. dollar could depress the demand for these European manufactured products in the U.S. and reduce sales.  However, due to the multiple currencies involved in our business and the netting effect of various simultaneous transactions, our foreign currency positions are partially offsetting.  In addition, our foreign currency hedging program is designed to limit our exposure.

Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and our actual exposure and hedging transactions.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated by the SEC under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions.

Change in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the SEC under the Securities Exchange Act of 1934) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The complaint alleged that defendants omitted to disclose material adverse facts about the Company’s financial condition and business prospects.  The complaint contended that had these facts not been concealed at the time the merger agreement with KKR and GSCP was entered, there would not have been a merger agreement, or it would have been at a much lower price, and the price of the Company’s common stock therefore would not have been artificially inflated during the Class Period.  The Kim Plaintiff alleged that, following the reports that the proposed merger was not going to be completed, the price of the Company’s common stock declined, causing the plaintiff class significant losses.

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

On January 16, 2008, the Kim Plaintiff filed an amended complaint.  The amended complaint, which extended the Class Period through January 11, 2008, contended that, in addition to the violations alleged in the original complaint, the Company also violated Sections 10(b) and 20(a) and Rule 10b-5 by knowingly failing to disclose “significant problems” relating to its PND sales forecasts, production, pricing, and inventory” prior to January 14, 2008.  The amended complaint claimed that when “Defendants revealed for the first time on January 14, 2008 that shifts in PND sales would adversely impact earnings per share by more than $1.00 per share in fiscal 2008,” that led to a further decline in the Company’s share value and additional losses to the plaintiff class.

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

On May 2, 2008, Lead Plaintiff filed a Consolidated Class Action Complaint (the “Consolidated Complaint”).  The Consolidated Complaint, which extends the Class Period through February 5, 2008, contends that the Company and certain of its officers and directors violated Sections 10(b) and 20(a) and Rule 10b-5 by issuing false and misleading disclosures regarding the Company’s financial condition in fiscal 2007 and fiscal 2008.  In particular, the Consolidated Complaint alleges that defendants knowingly or recklessly failed to disclose material adverse facts about MyGIG radios, PNDs and the Company’s capital expenditures.  The Consolidated Complaint alleges that when the Company’s true financial condition became known to the market, the price of the Company’s stock declined significantly, causing losses to the plaintiff class.

On July 3, 2008, defendants moved to dismiss the Consolidated Complaint in its entirety.  Lead Plaintiff opposed defendants’ motion to dismiss on September 2, 2008, and defendants filed a reply in further support of their motion to dismiss on October 2, 2008.  The motion is now fully briefed.

We believe the lawsuit, which is still in its earliest stages, is without merit and we intend to vigorously defend against it.

Patrick Russell v. Harman International Industries, Incorporated, et al.

Patrick Russell (the “Russell Plaintiff”) filed a complaint on December 7, 2007 in the United States District Court for the District of Columbia and an amended purported putative class action complaint on June 2, 2008 against the Company and certain of its officers and directors alleging violations of the Employee Retirement Income Security Act (“ERISA”) and seeking, on behalf of all participants in and beneficiaries of the Harman International Industries, Incorporated Retirement Savings Plan  (the “Plan”), compensatory damages for losses to the Plan as well as injunctive relief, imposition of a constructive trust, restitution, and other monetary relief.  The amended complaint alleges that from April 26, 2007 to the present, defendants failed to prudently and loyally manage the Plan’s assets, thereby breaching their fiduciary duties in violation of ERISA, by causing the Plan to invest in Company stock notwithstanding that the stock allegedly was “no longer a prudent investment for the Participants’ retirement savings.”  The amended complaint further claims that, during the Class Period, defendants failed to monitor the Plan fiduciaries, and failed to provide the Plan fiduciaries with, and to disclose to Plan participants, adverse facts regarding the Company and its businesses and prospects.  The Russell Plaintiff also contends that defendants breached their duties to avoid conflicts of interest and to serve the interests of participants in and beneficiaries of the Plan with undivided loyalty.  As a result of these alleged fiduciary breaches, the complaint asserts that the Plan has “suffered substantial losses, resulting in the depletion of millions of dollars of the retirement savings and anticipated retirement income of the Plan’s Participants.”

On March 24, 2008, the Court ordered, for pretrial management purposes only, the consolidation of Patrick Russell v. Harman International Industries, Incorporated, et al. with In re Harman International Industries Inc. Securities Litigation.

Defendants moved to dismiss the complaint in its entirety on August 5, 2008.  Plaintiff opposed defendants’ motion to dismiss on September 19, 2008, and defendants filed a reply in further support of their motion to dismiss on October 20, 2008.  The motion is now fully briefed.

We believe the lawsuit, which is still in its earliest stages, is without merit and we intend to vigorously defend against it.

Siemens vs. Harman Becker Automotive Systems GmbH.

In October 2006, Harman Becker received notice of a complaint filed by Siemens AG against it with the Regional Court in Düsseldorf in August 2006 alleging that certain of Harman Becker’s infotainment products including both radio receiver and Bluetooth hands free telephony functionality, infringe upon a patent owned by Siemens.  In November 2006 Harman Becker filed suit with the German Federal Patent Court in Munich to nullify the claims of this patent.

On August 14, 2007, the court of first instance in Düsseldorf ruled that the patent in question had been infringed and ordered Harman Becker to cease selling the products in question in Germany, and to compile and submit data to Siemens concerning its prior sales of such products.  Harman Becker has appealed that ruling.

Despite the pending appeal, Siemens AG provisionally enforced the ruling against Harman Becker.  Accordingly, Harman Becker ceased selling aftermarket products covered by the patent in Germany, and submitted the required data to Siemens AG.

On June 4, 2008, the German Federal Patent Court nullified all relevant claims of Siemens’ patent.  As a result, Harman Becker resumed selling the affected products, and Siemens suspended further attempts to enforce the patent.  Siemens also requested that Harman Becker suspend its appeal of the Düsseldorf court’s ruling of infringement until the German Federal Patent Court’s nullity ruling has become final.  Harman has consented to this suspension.  Harman Becker received the written decision of the German Federal Patent Court on August 18, 2008, and Siemens has appealed the decision to the German Federal Supreme Court. We expect these appellate proceedings to take at least three years until a final decision is rendered.

We intend to continue vigorously defending this lawsuit.

While the outcome of any of the legal proceedings described above cannot at this time be predicted with certainty, we do not expect these matters will materially affect our financial condition or results of operations.

Other Legal Actions

At September 30, 2008, we were involved in several other legal actions.  The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial position or results of operations.

Item 1A.   Risk Factors

The risk factors included in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 are updated to include the following:

The current economic environment may adversely affect the availability and cost of credit and consumer spending patterns.

Our ability to make scheduled payments or to refinance our obligations with respect to indebtedness will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions.  The subprime mortgage crisis and disruptions in the financial markets, including the bankruptcy and restructuring of major financial institutions, may adversely impact the availability of credit already arranged, and the availability and cost of credit in the future.  The disruptions in the financial markets may also have an adverse effect on the United States and world economy, which could negatively impact consumer spending patterns. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition.  There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

We did not repurchase any shares of our common stock in the quarter ended September 30, 2008.

For a description of limitations on repurchases of shares and on the payment of dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” located in Item 2 of Part I of this report.

Item 6.  Exhibits

Exhibit No.	Exhibit Description

10.1	Letter Agreement, dated August 22, 2008, between Harman International Industries, Incorporated and Todd Suko.

10.2	Form of Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan Performance Based Restricted Share Unit Agreement for Officers and Key Employees.

10.3	Summary of equity awards granted to Mr. Paliwal and Mr. Parker in September 2008.

31.1	Certification of Dinesh Paliwal pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Herbert Parker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dinesh Paliwal and Herbert Parker, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harman International Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harman International Industries, Incorporated

Date: November 10, 2008	By:/s/ Herbert Parker
Herbert Parker Executive Vice President and Chief Financial Officer
(Principal Financial Officer)