Form 10-Q
period 2008-12-31
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2009-02-06
CIK 800459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008

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

Large accelerated filer	☒		Accelerated filer ☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).           ☐ Yes           ☒ No

As of January 31, 2009, 58,573,699 shares of the registrant’s common stock, par value $.01, were outstanding.

Harman International Industries, Incorporated
FORM 10-Q

References to “Harman International,” the “Company,” “we,” “us,” and “our” in this Form 10-Q refer to Harman International Industries, Incorporated and its subsidiaries unless the context requires otherwise.

Forward–Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You should not place undue reliance on these statements. Forward-looking statements include information concerning possible or assumed future results of operations, capital expenditures, the outcome of pending legal proceedings and claims, goals and objectives for future operations, including descriptions of our business strategies and purchase commitments from customers. These statements are typically identified by words such as “believe,” “anticipate,” “expect,” “plan,” “intend,” “estimate” and similar expressions. We base these statements on particular assumptions that we have made in light of our industry experience, as well as our perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read and consider the information in this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. In light of these risks and uncertainties, we cannot assure you that the results and events contemplated by the forward-looking statements contained in, or incorporated by reference into, this report will in fact transpire.

You should carefully consider the risks described below and the other information in this report.  Our operating results may fluctuate significantly and may not meet our expectations or those of securities analysts or investors.  The price of our stock would likely decline if this occurs.  Factors that may cause fluctuations in our operating results include, but are not limited to, the following:

•	our ability to successfully implement our strategic initiatives and to achieve the intended benefits of those initiatives;

•	automobile industry sales and production rates and the willingness of automobile purchasers to pay for the option of a premium audio system and/or a multi-function infotainment system;

•	changes in consumer confidence and spending, the impact of the current credit markets and worsening economic conditions worldwide;

•	the loss of one or more significant customers, including our automotive manufacturer customers, or the loss of a significant platform with an automotive customer;

•
changes in interest rates and the availability of financing affecting corporate and consumer spending, including the effects of continued volatility and further deterioration in the financial and credit markets;

•	fluctuations in currency exchange rates, including the recent increase of the U.S. dollar compared to the Euro, and other risks inherent in international trade and business transactions;

•	warranty obligations for defects in our products;

•	our ability to satisfy contract performance criteria, including our ability to meet technical specifications and due dates on our new automotive platforms;

•	our ability to design, engineer and manufacture our products profitably under our long-term supply arrangements with automakers;

•	competition in the automotive, consumer or professional markets in which we operate, including pricing pressure in the market for personal navigation devices (“PNDs”);

•	our ability to achieve cost reductions and other benefits in connection with the restructuring of our manufacturing, engineering and administrative organizations;

•	model-year changeovers in the automotive industry;

•	our ability to enforce or defend our ownership and use of intellectual property;

•	our ability to maintain a competitive technological advantage within the systems, services and products we provide into the market place;

i

Forward–Looking Statements (continued)

•	our ability to effectively integrate acquisitions made by our Company or manage restructuring and cost migration initiatives;

•	the valuation of certain assets, including goodwill, investments and deferred tax assets, considering recent market conditions;

•	strikes, work stoppages and labor negotiations at our facilities, or at a facility of one of our significant customers; or work stoppages at a common carrier or a major shipping location;

•	commodity price fluctuations;

•
the outcome of pending or future litigation and other claims, including, but not limited to the current stockholder and ERISA lawsuits or any claims or litigation arising out of our business, labor disputes at our facilities and those of our customers or common carriers;

•	changes in general economic conditions; and

•	world political stability.

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results and results of operations, and could cause actual results to differ materially from those expressed in the forward-looking statements. As a result, the foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission, including the information in Item 1A, “Risk Factors” of Part I to our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and Item 1A, “Risk Factors” of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and Item 1A of Part II of this report.  We undertake no obligation to publicly update or revise any forward-looking statement.

ii

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
Harman International Industries, Incorporated and Subsidiaries
($000s omitted except share amounts)

	December 31,	June 30,
	2008	2008
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$182,016	223,109
Receivables (less allowance for doubtful accounts of $11,923 at December 31, 2008 and $7,082 at June 30, 2008)	395,226	574,195
Inventories, net	449,883	390,638
Other current assets	231,732	251,139

Total current assets	1,258,857	1,439,081

Property, plant and equipment, net	551,872	640,042
Goodwill	80,054	436,447
Deferred income taxes	252,008	216,511
Other assets	68,787	94,844

Total assets	$2,211,578	2,826,925

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	585	639
Accounts payable	231,345	343,780
Accrued liabilities	349,668	413,645
Accrued warranties	116,217	126,977
Income taxes payable	3,086	21,911

Total current liabilities	700,901	906,952

Borrowings under revolving credit facility	42,500	25,000
Convertible senior notes	400,000	400,000
Other senior debt	1,842	2,313
Minority interest	---	34
Other non-current liabilities	139,991	152,780

Total liabilities	1,285,234	1,487,079

Shareholders’ equity
Preferred stock, $.01 par value. Authorized 5,000,000 shares; none issued and outstanding	---	---
Common stock, $.01 par value. Authorized 200,000,000 shares; issued 84,238,926 at December 31, 2008 and 84,117,883 at June 30, 2008	842	841
Additional paid-in capital	628,337	628,324
Accumulated other comprehensive income (loss):
Unrealized (loss) on available-for-sale securities	(4,630)	---
Unrealized gain (loss) on hedging derivatives	5,839	(1,328)
Pension benefits	(12,115)	(11,947)
Cumulative foreign currency translation adjustment	84,013	204,806
Retained earnings	1,271,628	1,566,720
Less common stock held in treasury (25,599,817 shares at December 31, 2008 and June 30, 2008)	(1,047,570)	(1,047,570)

Total shareholders’ equity	926,344	1,339,846

Total liabilities and shareholders’ equity	$2,211,578	2,826,925

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations
Harman International Industries, Incorporated and Subsidiaries
(000s omitted except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2008	2007	2008	2007

Net sales	$755,875	1,065,610	1,625,065	2,012,572
Cost of sales	579,018	764,486	1,206,278	1,446,873
Gross profit	176,857	301,124	418,787	565,699

Selling, general and administrative expenses	217,955	240,285	427,428	463,419
Goodwill impairment	325,445	---	325,445	---
Operating (loss) income	(366,543)	60,839	(334,086)	102,280

Other expenses:
Interest (income) expense, net	(757)	2,907	(852)	4,317
Miscellaneous, net	39	982	1,028	1,653

(Loss) income before income taxes and minority interest	(365,825)	56,950	(334,262)	96,310

Income tax (benefit) expense, net	(48,951)	14,596	(40,600)	18,253
Minority interest	---	(526)	(34)	(1,352)

Net (loss) income	$(316,874)	42,880	(293,628)	79,409

(Loss) earnings per share:
Basic	$(5.41)	0.69	(5.02)	1.25
Diluted	$(5.41)	0.68	(5.02)	1.23

Weighted average shares outstanding – basic	58,555	62,051	58,539	63,646
Weighted average shares outstanding – diluted	58,555	62,882	58,539	64,623

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
Harman International Industries, Incorporated and Subsidiaries
($000s omitted)   (Unaudited)

	Six months ended
	December 31,
	2008		2007
Cash flows from operating activities:
Net (loss) income		$(293,628)	79,409
Reconcile net (loss) income to net cash provided by operating activities:
Goodwill impairment		325,445	---
Depreciation and amortization		75,835	71,904
Deferred income taxes		(37,990)	---
Loss on disposition of assets		246	393
Share-based compensation expense		60	11,604
Excess tax benefits from share-based payment arrangements		---	(1,454)
Changes in operating assets and liabilities:
Decrease (increase) in:
Receivables		137,564	(28,554)
Inventories		(88,997)	38,538
Other current assets		33,033	(961)
Increase (decrease) in:
Accounts payable		(88,632)	(90,957)
Accrued warranty liabilities		(10,760)	20,953
Accrued other liabilities		(24,606)	16,674
Income taxes payable		(16,438)	(90,760)
Other operating activities		1,857	(769)
Net cash provided by operating activities		$12,989	26,020
Cash flows from investing activities:
Contingent purchase price consideration		$(6,172)	(6,475)
Proceeds from asset dispositions		100	334
Capital expenditures		(41,601)	(62,173)
Other items, net		5,656	(1,346)
Net cash used in investing activities		$(42,017)	(69,660)
Cash flows from financing activities:
Net decrease in short-term borrowings	$	---	(1,838)
Net borrowings under revolving credit facility		17,500	117,066
Repayments of long-term debt		(496)	(18,195)
Proceeds from issuance of convertible debt		---	400,000
Repurchase of common stock		---	(400,287)
Dividends paid to shareholders		(1,464)	(1,572)
Share-based payment arrangements		101	1,675
Debt issuance costs		---	(4,750)
Excess tax benefits from share-based payment arrangements		---	1,454
Net cash provided by financing activities		$15,641	93,553
Effect of exchange rate changes on cash		(27,706)	3,221
Net increase (decrease) in cash and cash equivalents		(41,093)	53,134
Cash and cash equivalents at beginning of period		$223,109	106,141
Cash and cash equivalents at end of period		$182,016	159,275
Supplemental disclosure of cash flow information:
Interest (received) paid		$(1,365)	3,887
Income tax (received) paid		$(17,501)	90,223

See accompanying notes to condensed consolidated financial statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

Our unaudited, condensed consolidated financial statements at December 31, 2008 and for the three and six months ended December 31, 2008 and 2007, have been prepared pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  These unaudited condensed consolidated financial statements do not include all information and footnote disclosures included in our audited financial statements.  In the opinion of management, the accompanying unaudited, condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows for the periods presented.  Operating results for the three and six months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2009 due to seasonal, economic and other factors.

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

Note 2.  Inventories

Inventories consist of the following:

	December 31,	June 30,
($000s omitted)	2008	2008
Finished goods	$210,183	150,634
Work in process	60,631	60,045
Raw materials	179,069	179,959
Total	$449,883	390,638

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

Note 3.  Property, Plant and Equipment

Property, plant and equipment are composed of the following:

	December 31,	June 30,
($000s omitted)	2008	2008
Land	$13,465	14,659
Buildings and improvements	288,472	311,336
Machinery and equipment	1,006,480	1,082,359
Furniture and fixtures	44,648	46,749
	1,353,065	1,455,103
Less accumulated depreciation and amortization	(801,193)	(815,061)
Property, plant and equipment, net	$551,872	640,042

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

Details of the estimated warranty liabilities are as follows:

	Six months ended
	December 31,
($000s omitted)	2008	2007
Beginning balance (June 30)	$126,977	48,148
Warranty provisions	36,268	36,170
Warranty payments (cash or in-kind)	(34,107)	(15,217)
Other(1)	(12,920)	2,160
Ending balance	$116,217	71,261

(1) Includes adjustments to the liability for foreign currency translation.

Note 5. Revenue Recognition

Revenue is generally recognized at the time of product shipment or delivery, depending on when the passage of title to goods transfers to unaffiliated customers, when all of the following have occurred: a firm sales agreement is in place, pricing is fixed or determinable and collection is reasonably assured.  We record estimated reductions to revenue for customer sales programs, returns and incentive offerings including: rebates, price protection, promotions and volume-based incentives.  The reductions to revenue are based on estimates and judgments using historical experience and expectation of future conditions.

Note 6.  Comprehensive (Loss) Income

The components of comprehensive (loss) income are as follows:

	Three months ended		Six months ended
	December 31,		December 31,
($000s omitted)	2008	2007	2008	2007
Net (loss) income	$(316,874)	42,880	(293,628)	79,409
Other comprehensive (loss) income:
Foreign currency translation	(22,019)	12,521	(120,793)	49,168
Unrealized loss on available-for-sale-securities	(3,542)	---	(4,630)	---
Unrealized gains (losses) on hedging	2,486	722	7,167	(2,558)
Change in pension benefits	138	(4)	(168)	(13)
Total comprehensive (loss) income	$(339,811)	56,119	(412,052)	126,006

At December 31, 2008, we had $7.4 million of investments included in other current assets that have been classified as available-for-sale securities under the provisions of Statement of Financial Accounting Standards (“SFAS”) 115, Accounting for Certain Investments in Debt and Equity Securities.  Under the provisions of this statement, these securities are recorded at fair value with realized gains or losses recorded in income and unrealized gains and losses recorded in other comprehensive income, net of taxes.

Note 7.  (Loss) Earnings Per Share

The following table presents the calculation of basic and diluted (loss) earnings per common share outstanding:

	Three months ended December 31,
($000s omitted except per share amounts)	2008		2007
	Basic	Diluted	Basic	Diluted
Net (loss) income	$(316,874)	(316,874)	42,880	42,880

Weighted average shares outstanding	58,555	58,555	62,051	62,051
Employee stock options	---	---	---	831
Total weighted average shares outstanding	58,555	58,555	62,051	62,882

(Loss) earnings per share	$(5.41)	(5.41)	0.69	0.68

	Six months ended December 31,
($000s omitted except per share amounts)	2008		2007
	Basic	Diluted	Basic	Diluted
Net (loss) income	$(293,628)	(293,628)	79,409	79,409

Weighted average shares outstanding	58,539	58,539	63,646	63,646
Employee stock options	---	---	---	977
Total weighted average shares outstanding	58,539	58,539	63,646	64,623

(Loss) earnings per share	$(5.02)	(5.02)	1.25	1.23

Options to purchase 2,828,419 shares of our common stock with exercise prices ranging from $11.00 to $126.94 per share during the three months ended December 31, 2008, and options to purchase 1,794,723 shares of our common stock at prices ranging from $73.53 to $126.94 per share during the three months ended December 31, 2007, were outstanding and not included in the computation of diluted earnings per share because they would have had an antidilutive effect.  For the three months ended December 31, 2008 and 2007, 478,354 and 48,575 restricted shares, respectively, were outstanding and not included in the computation of diluted earnings per share because they would have had an antidilutive effect.

Options to purchase 2,720,520 shares of our common stock with exercise prices ranging from $11.00 to $126.94 per share during the six months ended December 31, 2008, and options to purchase 1,091,031 shares of common stock at prices ranging from $73.53 to $126.94 per share during the six months ended December 31, 2007, were outstanding and not included in the computation of diluted earnings per share because they would have had an antidilutive effect.  For the six months ended December 31, 2008 and 2007, 321,617 and 48,311 restricted shares, respectively, were outstanding and not included in the computation of diluted earnings per share because they would have had an antidilutive effect.

The conversion terms of our 1.25 percent Convertible Senior Notes due 2012 (the “Notes”) will affect the calculation of diluted earnings per share if the price of our common stock exceeds the conversion price of the Notes.  The initial conversion price of the Notes was approximately $104 per share, subject to adjustment in specified circumstances as described in the indenture related to the Notes.  Upon conversion, a holder of Notes will receive an amount per Note in cash equal to the lesser of $1,000 or the conversion value of the Notes, determined in the manner set forth in the indenture.  If the conversion value exceeds $1,000, we will deliver $1,000 in cash and at our option, cash or common stock or a combination of cash and common stock for the conversion price in excess of $1,000.  The conversion option is indexed to our common stock and therefore is classified as equity.  The conversion option will not result in an adjustment to net income in calculating diluted earnings per share.  The dilutive effect of the conversion option will be calculated using the treasury stock method.  Therefore, conversion settlement shares will be included in diluted shares outstanding if the price of our common stock exceeds the conversion price of the Notes.

Note 8.  Convertible Senior Notes

On October 23, 2007, we issued $400 million aggregate principal amount of the Notes.  The initial conversion rate is 9.6154 shares of common stock per $1,000 principal amount of the Notes (which is equal to an initial conversion price of approximately $104 per share).  The conversion rate is subject to adjustment in specified circumstances described in the indenture.

The Notes are convertible at the option of the holders:

•
during any calendar quarter commencing after December 31, 2007, if the closing price of our common stock exceeds 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter;

•
during the five business-day-period immediately after any five-day trading period in which the trading price per $1,000 principal amount of the Notes for each day of the trading period was less than 98% of the product of (1) the closing price of our common stock on such date and (2) the conversion rate on such date;

•	upon the occurrence of specified corporate transactions that are described in the indenture; or

•	at any time after June 30, 2012 until the close of business on the business day immediately prior to October 15, 2012.

Upon conversion, a holder will receive in respect of each $1,000 of principal amount of Notes to be converted an amount in cash equal to the lesser of (a) $1,000 or (b) the conversion value, determined in the manner set forth in the indenture.  If the conversion value per Note exceeds $1,000, we will also deliver, at our election, cash or common stock or a combination of cash and common stock for the conversion value in excess of $1,000.

Debt issuance costs of $4.8 million associated with this transaction were capitalized and are being amortized over the term of the Notes.  The unamortized balance at December 31, 2008 was $3.6 million.

On October 23, 2007, we entered into a Registration Rights Agreement requiring us to register the Notes and the shares contingently issuable upon conversion of the Notes.  On October 23, 2008, we filed an automatically effective registration statement with the SEC to meet this requirement.  We are required to keep the registration statement effective until the earlier of (a) such time as the Notes and the shares contingently issuable under the Notes (1) are sold under an effective registration statement or Rule 144 of the Securities Act of 1933, (2) are freely transferable under Rule 144 more than one year following October 23, 2007, or (3) cease to be outstanding, and (b) five years and three months following October 23, 2007.  In the event we fail to keep the registration statement effective as required under the Registration Rights Agreement, additional interest will accrue on the Notes at the rate of 0.25% per annum.  We do not believe it is probable that we will fail to comply with the Registration Rights Agreement.  Therefore, no liability for additional interest has been recorded.

Note 9.  Income Taxes

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income.  Income tax benefit for the three months ended December 31, 2008 was $49.0 million, compared to income tax expense of $14.6 million for the same period in the prior year.  The effective rate for the three months ended December 31, 2008 was 13.4 percent, compared to 25.6 percent in the prior year period. The income tax benefit resulted from a deferred tax benefit due to operating losses, including goodwill impairment, and the retroactive reinstatement of the federal research credit, which was effective October 2008.  For the six months ended December 31, 2008, income tax benefit was $40.6 million, compared to income tax expense of $18.3 million for the same period last year.  The effective tax rate for the six months ended December 31, 2008 of 12.2 percent was lower than the comparable period rate of 19.0 percent due to the deferred tax benefit and the retroactive reinstatement of the federal research credit.

As of December 31, 2008, unrecognized tax benefits and the related interest were $9.7 million and $2.4 million, respectively, all of which would affect the tax rate if recognized.  During the three and six months ended December 31, 2008, we recorded uncertain tax positions of $1.1 million and $1.4 million, respectively.

Note 10.  Share-Based Compensation

On December 31, 2008, we had one share-based compensation plan with shares available for future grants, the Amended and Restated 2002 Stock Option and Incentive Plan (the “2002 Plan”).  The 2002 Plan permits the grant of stock options, stock appreciation rights, restricted stock and restricted stock units for up to 6,760,000 shares of our common stock.  During the six months ended December 31, 2008, options to purchase 721,735 shares of our common stock, 5,000 shares of restricted stock and 491,677 restricted stock units were granted under the 2002 Plan.  In addition, 28,344 restricted stock units were granted outside the 2002 Plan during the same period.

Share-based compensation expense was $3.5 million and $6.7 million for the three months ended December 31, 2008 and 2007, respectively, and $0.1 million and $11.6 million for the six months ended December 31, 2008 and 2007, respectively.  Share-based compensation expense for the three and six months ended December 31, 2008 was reduced due to stock option forfeitures recorded in connection with the retirement of senior executives. The total income tax (expense) benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $0.8 million and $1.4 million for the three months ended December 31, 2008 and 2007, respectively, and ($1.0) million and $2.7 million for the six months ended December 31, 2008 and 2007, respectively.

Fair Value Determination

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions noted in the following table.

	Six months ended December 31,
	2008	2007
Expected volatility	42.0% - 58.6%	35.1% - 41.0%
Weighted-average volatility	49.0%	37.5%
Expected annual dividend	$0.05	$0.05
Expected term (in years)	1.91 – 6.51	1.69 – 6.71
Risk-free rate	1.3% - 3.6%	3.3% - 5.0%

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

Stock Option Activity

A summary of option activity under our stock option plans as of December 31, 2008 and changes during the six months ended December 31, 2008 is presented below:

	Shares	Weighted average exercise price	Weighted average remaining contractual term(years)	Aggregate intrinsic value ($000s)
Outstanding at June 30, 2008	2,636,627	$73.40
Granted	721,735	32.39
Exercised	(47,220)	11.19
Forfeited or expired	(591,320)	80.58
Outstanding at December 31, 2008	2,719,822	62.04	7.91	$359
Exercisable at December 31, 2008	729,074	$64.47	5.23	$359

The weighted-average grant-date fair value of options granted during the three months ended December 31, 2008 and 2007 was $6.70 and $30.66, respectively. The weighted-average grant-date fair value of options granted during the six months ended December 31, 2008 and 2007 was $11.64 and $36.10, respectively. The total intrinsic value of options exercised during the three months ended December 31, 2008 and 2007 was $0.3 million and $4.0 million, respectively.  The total intrinsic value of options exercised during the six months December 31, 2008 and 2007 was $0.3 million and $4.5 million, respectively.

A summary of the status of our nonvested restricted stock as of December 31, 2008 and changes during the six months ended December 31, 2008, is presented below:

	Shares	Weighted average grant-date fair value
Nonvested at June 30, 2008	92,910	$95.23
Granted	5,000	32.83
Vested	(15,000)	88.93
Forfeited	---	---
Nonvested at December 31, 2008	82,910	$92.61

As of December 31, 2008, there was $2.9 million of total unrecognized compensation cost related to nonvested restricted stock-based compensation arrangements. The weighted average recognition period was 1.66 years.

Grant of Stock Options with Market Conditions

We granted 330,470 stock options containing a market condition to employees on March 21, 2008.  The options vest three years from the date of grant based on a comparison of our total shareholder return (“TSR”) to the TSR of a selected peer group of publicly listed multinational companies.  TSR will be measured as the annualized increase in the aggregate value of a company’s stock price plus the value of dividends, assumed to be reinvested into shares of the company’s stock at the time of dividend payment.  The base price to be used for the TSR calculation of $42.19 is the 20-day trading average from February 6, 2008 through March 6, 2008.  The ending price to be used for the TSR calculation will be the 20-day trading average prior to and through March 6, 2011.  The grant date fair value of $4.2 million was calculated using a combination of Monte Carlo simulation and lattice-based models.  Share-based compensation expense for these awards was $0.7 million for the six months ended December 31, 2008.

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

We granted 133,507 restricted stock units with performance conditions in the six months ended December 31, 2008 under the 2002 Plan.  The restricted stock units vest three years from the date of grant based on attainment of certain performance targets in fiscal 2011.  The targets are consistent with our current business plans, and therefore it was deemed probable that 100% vesting would be achieved, requiring ratable accrual of share-based compensation expense over the three-year vesting period based on grant date fair value.

For the six months ended December 31, 2008, we also granted 358,170 restricted stock units under the 2002 Plan that vest three years from the date of grant.

A summary of equity classified restricted stock unit activity as of December 31, 2008 and changes during the six months ended December 31, 2008 is presented below:

Shares
Nonvested at June 30, 2008	25,000
Granted	491,677
Vested	---
Forfeited	(3,160)
Nonvested at December 31, 2008	513,517

At December 31, 2008, the aggregate intrinsic value of equity classified restricted stock units was $8.6 million.  As of December 31, 2008, there was $10.3 million of total unrecognized compensation cost related to equity classified restricted stock unit compensation arrangements. The weighted average recognition period was 2.65 years.

Chief Executive Officer Special Enterprise Value Bonus

Our Chief Executive Officer was granted a special bonus award in November 2007.  The award will be settled in cash based on a comparison of our enterprise value at November 2012 to our enterprise value at the grant date in November 2007.  The award is classified as a liability award.  As a result, the fair value is required to be measured each quarter.  The fair value of this award at December 31, 2008 was $0.2 million, calculated using a Monte Carlo simulation.  During the six months ended December 31, 2008 we recognized a benefit of $0.1 million due to the decrease in the award’s computed fair value since June 30, 2008.

Note 11.  Restructuring Program

We announced a restructuring program in June 2006 designed to increase efficiency in our manufacturing, engineering and administrative organizations.  During the third quarter of fiscal 2008, we expanded our restructuring actions to improve our global footprint, cost structure, technology portfolio, human resources and internal processes.  These actions will reduce the number of our manufacturing, engineering and operating locations and are all included in our cost savings and productivity program called Step Change.

In the prior fiscal year we announced plant closings in Northridge, California and Martinsville, Indiana and closed a plant in South Africa and a small facility in Massachusetts.  In fiscal 2009, we completed the transition of our corporate headquarters from Washington D.C. to Stamford, Connecticut and have initiated numerous other actions to reduce cost and improve operating efficiency in our businesses.

For the six months ended December 31, 2008, selling, general and administrative (“SG&A”) expenses included $27.1 million for our restructuring program, of which $20.9 million was recorded for employee termination benefits.  Cash paid for restructuring actions for the six months ended December 31, 2008 totaled $17.6 million.  We also recorded $8.7 million primarily in cost of sales for accelerated depreciation and the reclassification of the Martinsville property from held and used to held for sale, both of which were recorded in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Below is a rollforward of our restructuring accrual, accounted for in accordance with SFAS 88, SFAS 112 and SFAS 146:

	Six months ended December 31,
($000s omitted)	2008	2007

Beginning accrued liability	$35,601	7,527
Expense	27,147	706
Utilization(1)	(18,852)	(4,429)
Ending accrued liability	$43,896	3,804

(1)	Includes amounts representing adjustments to the liability for changes in foreign currency exchange rates.

Restructuring expenses by reporting segment are as follows:

	Three months ended		Six months ended
	December 31,		December 31,
($000s omitted)	2008	2007	2008	2007

Automotive	$4,770	396	8,388	716
Consumer	5,013	(63)	5,428	(74)
Professional	5,622	12	5,641	64
Other	6,874	--	7,691	--
Total	$22,278	345	27,147	706

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

The following table presents the components of net periodic benefit costs:

	Three months ended
	December 31,
($000s omitted)	2008	2007
Service cost	$1,043	876
Interest cost	1,562	1,649
Amortization of prior service cost	439	215
Amortization of net loss	59	303
Net periodic benefit cost	$3,103	3,043

	Six months ended
	December 31,
($000s omitted)	2008	2007
Service cost	$1,649	1,793
Interest cost	3,752	3,237
Amortization of prior service cost	957	430
Amortization of net loss	127	606
Net periodic benefit cost	$6,485	6,066

During the six months ended December 31, 2008, we made contributions of $3.6 million to the defined benefit pension plans which were paid to participants.  We expect to make approximately $5.4 million in contributions for the remainder of the fiscal year ending June 30, 2009.

Note 13.  Business Segment Data

We design, manufacture and market high-quality, high fidelity audio products and electronic systems for the automotive, consumer and professional markets.  We organize our businesses into reporting segments by the end-user markets we serve.  Our chief operating decision makers evaluate performance and allocate resources primarily based on net sales, operating income and working capital in each of the reporting segments.  Our reportable segments are Automotive, Consumer and Professional.

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

Our Consumer segment designs, manufactures and markets loudspeaker and electronic systems for home, computer and multimedia applications and mobile applications.  Our Consumer home products and systems are marketed worldwide under brand names including JBL, Infinity, Harman/Kardon, Lexicon, Mark Levinson, Revel and AKG.  Our loudspeaker and electronic products are offered through audio specialty and retail chain stores.  Our branded products for computer and multimedia applications are focused on retail customers with products designed to enhance sound for computers, Apple’s iPod and similar devices.

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

The following table reports net sales and operating (loss) income by each reporting segment:

	Three months ended		Six months ended
	December 31,		December 31,
($000s omitted)	2008	2007	2008	2007
Net sales:
Automotive	$517,187	719,778	1,134,110	1,393,012
Consumer	119,959	183,752	225,877	303,190
Professional	108,851	151,625	245,710	296,846
Other	9,878	10,455	19,368	19,524
Total	$755,875	1,065,610	1,625,065	2,012,572

Operating (loss) income:
Automotive	$(320,168)	33,972	(299,704)	78,509
Consumer	(24,639)	17,434	(25,638)	14,341
Professional	6,023	23,044	26,814	43,432
Other	(27,759)	(13,611)	(35,558)	(34,002)
Total	$(366,543)	60,839	(334,086)	102,280

We recorded goodwill impairment charges of $290.0 million for Automotive, $22.7 million for Consumer and $7.8 million for QNX, reported in Other, in the three months ended December 31, 2008.  See Note 19, Goodwill Impairment.

Note 14.  Significant Customers

Presented below are the percentages of net sales to and receivables due from customers who represent ten percent or more of our net sales or accounts receivable for the periods presented:

	Net Sales		Accounts Receivable
	Six months ended December 31,		As of December 31,
	2008	2007	2008	2007
Daimler AG	10%	20%	3%	10%
Audi/VW	15%	10%	5%	5%
BMW	13%	9%	4%	5%
Other customers	62%	61%	88%	80%
Total	100%	100%	100%	100%

We anticipate that Daimler AG, Audi/VW and BMW will continue to account for a significant portion of our net sales and accounts receivable for the foreseeable future.  Our automotive customers are not obligated to any long-term purchase of our products.

Note 15.  Commitments and Contingencies

At December 31, 2008, we were subject to legal claims and litigation arising in the ordinary course of business, including the matters described below.  The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial position or results of operations.

In re Harman International Industries, Inc. Securities Litigation

On October 1, 2007, a purported class action lawsuit was filed by Cheolan Kim (the “Kim Plaintiff”) against Harman and certain of our officers in the United States District Court for the District of Columbia seeking compensatory damages and costs on behalf of all persons who purchased Harman common stock between April 26, 2007 and September 24, 2007 (the “Class Period”).  The original complaint purported to allege claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “1934 Act”) and Rule 10b-5 promulgated thereunder.

The complaint alleged that defendants omitted to disclose material adverse facts about Harman’s financial condition and business prospects.  The complaint contended that had these facts not been concealed at the time the merger agreement with Kohlberg Kravis Roberts & Co. (“KKR”) and GS Capital Partners VI Fund, L.P. and its related funds (“GSCP”) was entered into, there would not have been a merger agreement, or it would have been at a much lower price, and the price of Harman’s common stock therefore would not have been artificially inflated during the Class Period.  The Kim Plaintiff alleged that, following the reports that the proposed merger was not going to be completed, the price of our common stock declined, causing the plaintiff class significant losses.

On November 30, 2007, the Boca Raton General Employees’ Pension Plan (the “Boca Raton Plaintiff”) filed a purported class action lawsuit against Harman and certain of our officers in the United States District Court for the District of Columbia seeking compensatory damages and costs on behalf of all persons who purchased our common stock between April 26, 2007 and September 24, 2007.  The allegations in the Boca Raton complaint are essentially identical to the allegations in the original Kim complaint, and like the original Kim complaint, the Boca Raton complaint alleges claims for violations of Sections 10(b) and 20(a) of the 1934 Act and Rule 10b-5 promulgated thereunder.

On January 16, 2008, the Kim Plaintiff filed an amended complaint.  The amended complaint, which extended the Class Period through January 11, 2008, contended that, in addition to the violations alleged in the original complaint, Harman also violated Sections 10(b) and 20(a) of the 1934 Act and Rule 10b-5 by knowingly failing to disclose “significant problems” relating to its PND “sales forecasts, production, pricing, and inventory” prior to January 14, 2008.  The amended complaint claimed that when “Defendants revealed for the first time on January 14, 2008 that shifts in PND sales would adversely impact earnings per share by more than $1.00 per share in fiscal 2008,” that led to a further decline in our share value and additional losses to the plaintiff class.

On February 15, 2008, the Court ordered the consolidation of the Kim action with the Boca Raton action, the administrative closing of the Boca Raton action, and designated the short caption of the consolidated action as In re Harman International Industries, Inc. Securities Litigation, civil action no. 1:07-cv-01757 (RWR).  That same day, the Court appointed Arkansas Public Retirement System as Lead Plaintiff and approved the law firm Cohen, Milstein, Hausfeld and Toll, P.L.L.C. to serve as Lead Counsel.

On March 24, 2008, the Court ordered, for pretrial management purposes only, the consolidation of Patrick Russell v. Harman International Industries, Incorporated, et al. with In re Harman International Industries, Inc. Securities Litigation.

On May 2, 2008, Lead Plaintiff filed a Consolidated Class Action Complaint (the “Consolidated Complaint”).  The Consolidated Complaint, which extends the Class Period through February 5, 2008, contends that Harman and certain of our officers and directors violated Sections 10(b) and 20(a) of the 1934 Act and Rule 10b-5 by issuing false and misleading disclosures regarding our financial condition in fiscal 2007 and fiscal 2008.  In particular, the Consolidated Complaint alleges that defendants knowingly or recklessly failed to disclose material adverse facts about MyGIG radios, PNDs and our capital expenditures.  The Consolidated Complaint alleges that when Harman’s true financial condition became known to the market, the price of our stock declined significantly, causing losses to the plaintiff class.

On July 3, 2008, defendants moved to dismiss the Consolidated Complaint in its entirety.  Lead Plaintiff opposed defendants’ motion to dismiss on September 2, 2008, and defendants filed a reply in further support of their motion to dismiss on October 2, 2008.  The motion is now fully briefed.

Patrick Russell v. Harman International Industries, Incorporated, et al.

Patrick Russell (the “Russell Plaintiff”) filed a complaint on December 7, 2007 in the United States District Court for the District of Columbia and an amended purported putative class action complaint on June 2, 2008 against Harman and certain of our officers and directors alleging violations of the Employee Retirement Income Security Act of 1974 (“ERISA”) and seeking, on behalf of all participants in and beneficiaries of the Harman International Industries, Incorporated Retirement Savings Plan  (the “Plan”), compensatory damages for losses to the Plan as well as injunctive relief, imposition of a constructive trust, restitution, and other monetary relief.  The amended complaint alleges that from April 26, 2007 to the present, defendants failed to prudently and loyally manage the Plan’s assets, thereby breaching their fiduciary duties in violation of ERISA, by causing the Plan to invest in Harman stock notwithstanding that the stock allegedly was “no longer a prudent investment for the Participants’ retirement savings.”  The amended complaint further claims that, during the Class Period, defendants failed to monitor the Plan fiduciaries, and failed to provide the Plan fiduciaries with, and to disclose to Plan participants, adverse facts regarding Harman and our businesses and prospects.  The Russell Plaintiff also contends that defendants breached their duties to avoid conflicts of interest and to serve the interests of participants in and beneficiaries of the Plan with undivided loyalty.  As a result of these alleged fiduciary breaches, the complaint asserts that the Plan has “suffered substantial losses, resulting in the depletion of millions of dollars of the retirement savings and anticipated retirement income of the Plan’s Participants.”

On March 24, 2008, the Court ordered, for pretrial management purposes only, the consolidation of Patrick Russell v. Harman International Industries, Incorporated, et al. with In re Harman International Industries, Inc. Securities Litigation.

Defendants moved to dismiss the complaint in its entirety on August 5, 2008.  The Russell Plaintiff opposed defendants’ motion to dismiss on September 19, 2008, and defendants filed a reply in further support of their motion to dismiss on October 20, 2008.  The motion is now fully briefed.

Siemens vs. Harman Becker Automotive Systems GmbH.

In October 2006, Harman Becker received notice of a complaint filed against it by Siemens AG with the Regional Court in Düsseldorf in August 2006 alleging that certain of Harman Becker’s infotainment products including both radio receiver and Bluetooth hands free telephony functionality, infringe upon a patent owned by Siemens.  In November 2006 Harman Becker filed suit with the German Federal Patent Court in Munich to nullify the claims of this patent.

On August 14, 2007, the court of first instance in Düsseldorf ruled that the patent in question had been infringed and ordered Harman Becker to cease selling the products in question in Germany, and to compile and submit data to Siemens concerning its prior sales of such products.  Harman Becker has appealed that ruling.

Despite the pending appeal, Siemens AG provisionally enforced the ruling against Harman Becker.  Accordingly, in December 2007, Harman Becker ceased selling aftermarket products covered by the patent in Germany, and submitted the required data to Siemens AG.

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

Automotive Supply Arrangements

We have arrangements with our automotive customers to provide products that meet predetermined technical specifications and delivery dates.  In the event that we do not satisfy the performance obligations under these arrangements, we may be required to indemnify the customer.  We accrue for any loss that we expect to incur under these arrangements when that loss is probable and can be reasonably estimated. For the three and six months ended December 31, 2008, we incurred $2.6 million of costs relating to delayed delivery of product to an automotive customer.  An inability to meet performance obligations on automotive platforms to be delivered in future periods could adversely affect our results of operations and financial condition in future periods.

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

SFAS 157 establishes a three-tier fair value hierarchy to prioritize the inputs used in measuring fair value.  The hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels are defined as follows:

Level 1:	Observable inputs, such as unadjusted quoted market prices in active markets for the identical asset or liability.

Level 2:	Inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3:	Unobservable inputs reflecting the entity’s own assumptions in measuring the asset or liability at fair value.

The following table provides the fair value hierarchy for financial assets and liabilities measured on a recurring basis:

($000s omitted)	Fair Value at December 31, 2008
Description	Level 1		Level 2	Level 3
Assets:
Money market funds	$	---	34,621	---
Available-for-sale securities		---	7,407	---
Foreign currency forward contracts		---	2,100	---
Interest rate swap contract		---	1,169	---
Total	$	---	45,297	---

Money market funds and available-for-sale-securities are classified as Level 2 as the fair value was determined from market quotes obtained from financial institutions in active markets.

We use foreign currency forward contracts and an interest rate swap contract to hedge market risks relating to possible adverse changes in foreign currency exchange rates and interest rates.  Our foreign currency forward contracts were measured at fair value using Level 2 inputs.  Such inputs include foreign currency spot and forward rates for similar transactions in actively quoted markets.

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on an instrument-by-instrument basis.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  We did not elect fair value measurement for financial assets and liabilities.  Therefore, SFAS 159 did not impact our results of operations.

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

Changes in the fair value of the derivatives are highly effective in offsetting changes in the cash flows of the hedged items because the amounts and the maturities of the derivatives approximate those of the forecasted exposures.  Any ineffective portion of the derivative is recognized in current earnings to the same line item of the consolidated statement of operations in which the foreign currency gain or loss on the underlying hedged transactions is recorded.  When it has been determined that a hedge has become ineffective, the ineffective portion of the hedge is recorded in current earnings. For the three and six months ended December 31, 2008 and 2007, we recognized no ineffectiveness for foreign currency forward contracts.

We elected to exclude forward points from the effectiveness assessment.  At the end of the period we calculate the excluded amount, which is the fair value relating to the change in forward points that is recorded to current earnings as miscellaneous, net.  For the three and six months ended December 31, 2008, we recognized $0.6 million and $0.7 million, respectively, in net gains related to the change in forward points.

At December 31, 2008, we had forward contracts maturing through June 2009 to sell Euros and buy U.S. dollars totaling approximately $32.1 million, and through June 2009 to buy Canadian dollars and sell US dollars of approximately $10.9 million to hedge future foreign currency purchases.  At December 31, 2008, the amount associated with these hedges that was expected to be reclassified from accumulated other comprehensive income (loss) to earnings within the following twelve months was a gain of approximately $3.5 million.  The fair market value of the forward contracts as of December 31, 2008 was $2.6 million. In the six months ended December 31, 2008, we recognized a gain of $3.8 million from cash flow hedges of forecasted foreign currency transactions compared to $1.8 million in net losses in the same period last year.

When forward contracts do not meet the requirements of hedge accounting, we recognize the gain or loss on the associated contracts directly in current period earnings in cost of goods sold as unrealized exchange gains/(losses).  In the six months ended December 31, 2008, we recognized a loss of less than $0.1 million from matured forward contracts that do not meet the requirements of hedge accounting.  At December 31, 2008, we had forward contracts maturing through February 2010 to sell Japanese Yen and buy U.S. dollars of approximately $4.6 million to hedge foreign currency denominated purchases that were not eligible for hedge accounting.  For the three and six months ended December 31, 2008, we recognized a loss on these hedge contracts of $0.9 million and $1.0 million, respectively.

As of December 31, 2008, we had forward contracts maturing through May 2009 to purchase and sell the equivalent of $31.6 million of various currencies to hedge foreign currency denominated inter-company loans.  At December 31, 2008, the fair value of these contracts was $0.3 million.  Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans in other non-operating income.

In February 2007, we entered into an interest rate swap contract to effectively convert interest on an operating lease from a variable rate to a fixed rate.  The objective of the swap is to offset changes in rent expenses caused by interest rate fluctuations.  The interest rate swap contract is designated as a cash flow hedge. At the end of each reporting period, the discounted fair value of the swap contract is calculated and recorded to other comprehensive income.  The accrued but unpaid net interest on the swap contract is recorded in rent expense, which is included in SG&A expenses in our consolidated statement of operations.  If the hedge is determined to be ineffective, the ineffective portion will be reclassified from other comprehensive income and recorded as rent expense. For the three months ended December 31, 2008, we recognized ineffectiveness.  As of December 31, 2008, the notional amount of the swap contract was $26.5 million and the amount recorded in other comprehensive income was a gain of $1.2 million.  The amount associated with the swap contract that is expected to be recorded as rent expense through December 31, 2009 is a gain of $0.3 million.

Note 18.  Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS 141R”), which requires the recognition of assets acquired, liabilities assumed and any noncontrolling interests at the acquisition date fair value with limited exceptions.  SFAS 141R will change the accounting treatment for certain specific items and include a substantial number of new disclosure requirements.  These changes include (a) the “acquirer” recording all assets and liabilities of the acquired business, including goodwill, generally at their fair values, (b) contingent consideration arrangements being recorded at fair value on the date of acquisition, with changes in fair value recognized in earnings until settled, and (c) acquisition-related transaction and restructuring costs being expensed rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired.  SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008.  SFAS 141R will apply to any acquisitions consummated by us on or after July 1, 2009.  We are currently evaluating the impact of the adoption of SFAS 141R on future acquisitions.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133  (“SFAS 161”), which requires expanded disclosures about a company’s derivative instruments including how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows.  The required disclosures also include the location and fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments.  SFAS 161 is effective prospectively for fiscal years and interim periods beginning on or after November 15, 2008 with early adoption permitted.  SFAS 161 is effective for us beginning January 1, 2009.  We will begin to provide the additional disclosures required by SFAS 161 in our Quarterly Report on Form 10-Q for the period ending March 31, 2009.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”).  FSP APB 14-1 requires the issuer of convertible debt instruments with cash settlement features to account separately for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate at the time of issuance. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. FSP APB 14-1 will also require an accretion of the resultant debt discount over the expected life of the debt. The proposed transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008.  Early adoption is not permitted.  FSP APB 14-1 is effective for us beginning July 1, 2009.  We expect the implementation of FSP APB 14-1 will have a material impact on our consolidated financial statements and will result in higher non-cash interest expense from fiscal 2008 through October 23, 2012 and be dilutive to earnings per share.  We are currently evaluating our non-convertible borrowing rate and the fair value of the conversion privilege with respect to the Notes.

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

Note 19.  Goodwill Impairment

SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. At June 30, 2008, our goodwill balance was $436.4 million.  We tested goodwill for impairment during the fourth quarter of fiscal 2008.  At that time, we concluded that the fair value of each reporting unit was in excess of its carrying value.

During the three months ended December 31, 2008, we experienced a significant decline in our market capitalization as deteriorating economic conditions and negative industry trends adversely affected our business.  We concluded that events had occurred and circumstances had changed during the three months ended December 31, 2008 which required us to perform an interim period goodwill impairment test in accordance with SFAS 142.

The impairment test for goodwill is a two step process.  The first step involved comparing the fair value of each reporting unit to its carrying value. The fair value of each reporting unit was determined using established valuation techniques, specifically the market and income approaches. The preliminary results of the first step indicated that the fair value of our Professional reporting unit was in excess of its carrying value, and thus, we concluded no impairment existed for this reporting unit.  The preliminary results of the first step for the Consumer, Automotive and QNX reporting units indicated fair value was less than carrying value, and thus, we proceeded to the second step of the goodwill impairment test for these units.

In the second step of the goodwill impairment test, we determined the amount of impairment by comparing the implied fair value of our goodwill to the recorded amount of goodwill for the Consumer, Automotive and QNX reporting units.  The implied fair value of goodwill is calculated as the excess of fair value of the reporting unit over the amounts assigned to its assets and liabilities.  Based on the preliminary results of the second step, we recognized a non-cash goodwill impairment charge of $325.4 million, $289.9 million net of taxes, which represented the balance of goodwill for the Automotive and Consumer units and a portion of the goodwill for the QNX unit.  The impairment charge was recorded in loss from continuing operations for the six months ended December 31, 2008.  This non-cash charge does not affect our debt covenant compliance, cash flows or ongoing results of operations.  Due to the complexity of the analysis, involving the completion of fair value analyses and the resolution of certain significant assumptions, we will finalize the goodwill impairment charge in the three months ending March 31, 2009.

The changes in the carrying amount of goodwill for the six months ended December 31, 2008 were as follows:

($000s omitted)	Automotive		Consumer	Professional	Other	Total
Balance at June 30, 2008		$367,492	23,369	45,586	---	436,447
Realignment of business segments (Note 13)		(52,497)	---	---	52,497	---
Contingent purchase price consideration associated with the acquisition of Innovative Systems GmbH		6,172	---	---	---	6,172
Impairment charge		(289,962)	(22,663)	---	(12,820)	(325,445)
Other adjustments(1)		(31,205)	(706)	(5,209)	---	(37,120)
Balance at December 31, 2008	$	---	---	40,377	39,677	80,054

(1)	The other adjustments to goodwill primarily consist of foreign currency translation adjustments.

Note 20.  Investment in Joint Venture

In October 2005, we formed Harman Navis Inc., a joint venture located in Korea, to engage in the design and development of navigation systems for Asian markets.  We evaluated the joint venture agreement under FIN No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”), and determined that the newly formed joint venture was a variable interest entity.  Because Harman contributed the majority of capital to the joint venture, we concluded that we were most likely to absorb the majority of losses incurred by the entity, thus requiring us to consolidate the joint venture.  We have consolidated the joint venture since inception.

We own a 50 percent equity interest in the joint venture.  We are not obligated to fund any joint venture losses beyond our investment, and we have not done so since inception of the joint venture.  At December 31, 2008, the net assets of the joint venture were $4.8 million.  Due to the effect of accumulated losses, there is no minority interest recorded in our balance sheet as of December 31, 2008.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q, together with Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended June 30, 2008 (“2008 Form 10-K”).  This discussion contains forward-looking statements which are based on our current expectations and experience and our perception of historical trends, current market conditions, including customer acceptance of our new products, current economic data, expected future developments, including foreign currency exchange rates, and other factors that we believe are appropriate under the circumstances.  These statements involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements.  Unless otherwise indicated, “Harman,” “the company,” “we,” “our,” and “us” are used interchangeably to refer to Harman International Industries, Incorporated and its consolidated subsidiaries.

We begin our discussion with an overview of our company to give you an understanding of our business and the markets we serve.  We then discuss our critical accounting policies.  This is followed by a discussion of our results of operations for the three and six months ended December 31, 2008 and 2007.  We include in this discussion an analysis of certain significant period-to-period variances in our condensed consolidated statements of operations and an analysis of our restructuring program.  We also provide specific information regarding our three reportable business segments: Automotive, Consumer and Professional.  We then discuss our financial condition at December 31, 2008 with a comparison to June 30, 2008.  This section contains information regarding our liquidity, capital resources and cash flows from operating, investing and financing activities.  We complete our discussion with an update on recent developments and a business outlook.

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

Consumer designs, manufactures and markets loudspeaker and electronic systems for multimedia, home and mobile applications. Multimedia applications include innovative accessories for portable electronic devices including music-enabled cell phones such as the iPhone, and MP3 players including the iPod.  Our multimedia applications also include audio systems for personal computers.  Home applications include systems to provide high-quality audio throughout the home and to enhance home theatres.  Aftermarket mobile products include speakers and amplifiers that deliver audio entertainment in the vehicle.  Consumer products are primarily distributed through retail outlets.

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

Critical Accounting Policies

For the three and six months ended December 31, 2008, there were no significant changes to our critical accounting policies and estimates from those disclosed in the consolidated financial statements and the related notes included in our 2008 Form 10-K or our Quarterly Report on Form 10-Q for the three months ended September 30, 2008.

Results of Operations

Net Sales

Our net sales for the three months ended December 31, 2008 were $755.9 million, compared to $1.066 billion in the same period last year, a decrease of 29 percent.  For the six months ended December 31, 2008, net sales were $1.625 billion, compared to net sales of $2.013 billion in the same prior year period, a decrease of 19 percent.  Foreign currency translation had an unfavorable impact on net sales of $66.7 million and $18.4 million, respectively, when compared to the same three and six month periods in the prior year.  For the three and six months ended December 31, 2008, each of our reporting segments reported lower sales compared to the same period in the prior year.  The decline in overall net sales was attributable to continued weakness in the automotive market as automakers cut production in response to weak economic conditions.  Our Professional and Consumer segments were also negatively affected by the financial and economic crisis, where reductions in the availability of credit and lower consumer spending resulted in lower net sales.

Presented below is a summary of our net sales by reporting segment:

($000s omitted)	Three months ended December 31,				Six months ended December 31,

	2008	%	2007	%	2008	%	2007	%
Net sales:
Automotive	$517,187	68%	719,778	68%	$1,134,110	70%	1,393,012	69%
Consumer	119,959	16%	183,752	17%	225,877	14%	303,190	15%
Professional	108,851	15%	151,625	14%	245,710	15%	296,846	15%
Other	9,878	1%	10,455	1%	19,368	1%	19,524	1%
Total	$755,875	100%	1,065,610	100%	$1,625,065	100%	2,012,572	100%

Automotive - Net sales for the three months ended December 31, 2008 decreased $202.6 million, or 28 percent compared to the same period in the prior year.  Foreign currency translation adversely affected net sales by $52.4 million compared to the same three month period last year.  Net sales for the six months ended December 31, 2008 decreased $258.9 million, or 19 percent compared to the same period in the prior year.  Foreign currency translation adversely affected sales by $11.2 million compared to the same period in the prior year.

For both the three and six months ended December 31, 2008, the reduction in net sales was primarily attributable to Daimler’s strategic decision to move to dual sourcing on select Mercedes models, as well as reduced production by some of our major automotive customers, including Chrysler and Toyota.  These reductions were partially offset by higher sales relating to the launch of our products in various new Audi, BMW and Hyundai models.

Consumer - Net sales for the three months ended December 31, 2008 decreased $63.8 million, or 35 percent, compared to the same three month period last year.  Foreign currency translation adversely affected sales by $9.2 million compared to the same three month period last year.  Net sales for the six months ended December 31, 2008 decreased $77.3 million, or 26 percent, compared to the same period in the prior year.  Foreign currency translation adversely affected sales by $3.6 million compared to the same period in the prior year.

The consumer retail environment continues to be challenging as consumer spending has slowed and resulted in lower sales.  Sales were also lower due to Consumer’s exit of the PND business and other unprofitable products.

Professional - Net sales for the three months ended December 31, 2008 decreased $42.8 million, or 28 percent compared to the same period in the prior year.  Foreign currency translation adversely affected sales by $5.0 million compared to the same period last year.  Net sales for the six months ended December 31, 2008 decreased $51.1 million, or 17 percent, compared to the same period in the prior year.  Foreign currency translation adversely affected sales by $3.6 million when compared to the same period in the prior year.

The decrease in sales compared to the same periods last year was due to continued softness in the small project contracting business and the effect of the weak economy on both our distributors’ liquidity and market demand.

Gross Profit

Gross profit as a percentage of net sales decreased 4.9 percentage points to 23.4 percent for the three months ended December 31, 2008 compared to 28.3 percent of net sales in the same prior year period.  Gross profit as a percentage of net sales decreased 2.3 percentage points to 25.8 percent for the six months ended December 31, 2008 compared to 28.1 percent of net sales in the same prior year period.  Gross profit margins were lower than the same periods in the prior year due to decreased factory utilization associated with lower sales and increased restructuring costs.

Presented below is a summary of our gross profit by reporting segment:

($000s omitted)	Three months ended December 31,				Six months ended December 31,
	2008	Percent of net sales	2007	Percent of net sales	2008	Percent of net sales	2007	Percent of net sales
Gross Profit:
Automotive	$101,295	19.6%	185,198	25.7%	$254,882	22.5%	359,740	25.8%
Consumer	27,429	22.9%	48,534	26.4%	54,406	24.1%	76,641	25.3%
Professional	41,879	38.5%	60,140	39.7%	96,712	39.4%	116,022	39.1%
Other	6,254	63.3%	7,252	69.4%	12,787	66.0%	13,296	68.1%
Total	$176,857	23.4%	301,124	28.3%	$418,787	25.8%	565,699	28.1%

Automotive – Gross profit as a percentage of net sales decreased 6.1 percentage points to 19.6 percent for the three months ended December 31, 2008 compared to the same period in the prior year.  Gross profit as a percentage of net sales decreased 3.3 percentage points to 22.5 percent for the six months ended December 31, 2008 compared to the same period last year.  The gross margin decline was due to lower factory utilization associated with the decrease in sales, changes in sales mix and restructuring costs incurred in connection with the announced plant closings in Northridge, California and Martinsville, Indiana.  Restructuring costs recorded at these locations relate to accelerated depreciation on machinery and equipment and the classification of the Martinsville property as held for sale from held and used.

Consumer – Gross profit as a percentage of net sales decreased 3.5 percentage points to 22.9 percent for the three months ended December 31, 2008 compared to the same period in the prior year.  Gross profit as a percentage of net sales decreased 1.2 percentage points to 24.1 percent for the six months ended December 31, 2008 compared to the same prior year period.  Gross profit margins for the three and six months ended December 31, 2008 declined primarily due to PND inventory write-downs associated with Consumer’s exit of the PND business.

Professional – Gross profit as a percentage of net sales decreased 1.2 percentage points to 38.5 percent for the three months ended December 31, 2008 compared to the same period in the prior year.  Gross profit as a percentage of net sales increased 0.3 percentage points to 39.4 percent for the six months ended December 31, 2008 compared to the same prior year period.  Lower factory utilization associated with the sales decline reduced gross margins for the three months ended December 31, 2008 compared to the same period in the prior year.  For the six months ended December 31, 2008, favorable product mix and lower factory overhead costs offset the effect of the volume shortfall.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $218.0 million for the three months ended December 31, 2008 compared to $240.3 million in the same period in the prior year.  Despite the decline in the amount of SG&A expense, SG&A as a percentage of net sales for the three months ended December 31, 2008 increased 6.3 percentage points to 28.8 percent compared to the same prior year period due to the decrease in sales.  Foreign currency translation contributed $14.4 million to the decrease in SG&A expenses during the quarter.  Other factors contributing to the decrease in SG&A included $9.1 million of merger costs incurred in the three months ended December 31, 2007 and a $3.2 million reduction in share-based compensation expense compared to the same prior year period.  The decrease also reflects a reduction in research and development (“R&D”) costs.  R&D, a significant component of our SG&A expenses, decreased to $84.3 million for the quarter compared to $100.4 million in the same period last year.

We continue to incur costs relating to our restructuring program, which is designed to address our global footprint, cost structure, technology portfolio, human resources and internal processes.  We recorded restructuring charges in SG&A of $22.3 million in the three months ended December 31, 2008.  Restructuring costs are further described under the caption Restructuring Programs later in this discussion.

For the six months ended December 31, 2008, SG&A expenses were $427.4 million compared to $463.4 million in the same period in the prior year.  As a percentage of net sales, SG&A increased 3.3 percentage points to 26.3 percent for the six months ended December 31, 2008 compared to the same prior year period due to the decrease in sales.  Foreign currency translation contributed $4.4 million to the decrease in SG&A expenses when compared to the prior year period.  For the six months ended December 31, 2008, SG&A expenses included $27.1 million of restructuring costs, $17.2 million lower R&D costs, and $11.5 million lower share-based compensation expenses, primarily reflecting a benefit from stock option forfeitures due to executive retirements.  SG&A expenses for the six months ended December 31, 2007 included $13.8 million in merger costs.

Presented below is a summary of SG&A expenses by reporting segment:

($000s omitted)	Three months ended December 31,				Six months ended December 31,
	2008	Percent of net sales	2007	Percent of net sales	2008	Percent of net sales	2007	Percent of net sales
SG&A Expenses:
Automotive	$131,501	25.4%	151,226	21.0%	$264,624	23.3%	281,231	20.2%
Consumer	29,405	24.5%	31,100	16.9%	57,381	25.4%	62,300	20.5%
Professional	35,856	32.9%	37,096	24.5%	69,898	28.5%	72,590	24.5%
Other	21,193	---	20,863	---	35,525	---	47,298	---
Total	$217,955	28.8%	240,285	22.5%	$427,428	26.3%	463,419	23.0%

Automotive – SG&A expenses were $131.5 million for the three months ended December 31, 2008, compared to $151.2 million for the same period in the prior year.  As a percentage of net sales, SG&A expenses increased 4.4 percentage points to 25.4 percent for the three months ended December 31, 2008 compared to the same period in the prior year.  Foreign currency translation contributed $11.6 million to the decrease in SG&A expenses during the quarter.  R&D expenses decreased to $68.1 million, or 13.2 percent of net sales, for the quarter ended December 31, 2008 compared to $82.4 million, or 11.4 percent of net sales, in the same prior year period.  Approximately $7 million of the decrease in R&D expenses was due to changes in currency exchange rates.

SG&A expenses were $264.6 million for the six months ended December 31, 2008 compared to $281.2 million for the same period in the prior year.  As a percentage of net sales, SG&A expenses increased 3.1 percentage points to 23.3 percent for the six months ended December 31, 2008 compared to the same period in the prior year.  Foreign currency translation contributed $3.5 million to the decrease in SG&A expenses when compared to the prior year period.   R&D expenses decreased to $137.7 million, or 12.1 percent of net sales, for the quarter ended December 31, 2008 compared to $151.1 million, or 10.9 percent of net sales, in the same prior year period.  The decrease in R&D expenses primarily occurred in the three months ended December 31, 2008 as noted above.

Consumer – SG&A expenses were $29.4 million for the three months ended December 31, 2008 compared to $31.1 million for the same period in the prior year.  As a percentage of net sales, SG&A expenses increased 7.6 percentage points to 24.5 percent for the three months ended December 31, 2008 compared to the same period in the prior year. R&D expenses were $5.4 million for the quarter ended December 31, 2008 compared to $8.7 million in the same period last year.  SG&A as a percent of sales increased due to the decrease in net sales, partially offset by lower R&D expenses and currency translation effects.

SG&A expenses were $57.4 million for the six months ended December 31, 2008 compared to $62.3 million for the same period in the prior year.  As a percentage of net sales, SG&A expenses increased 4.9 percentage points to 25.4 percent for the six months ended December 31, 2008 compared to the same period in the prior year.  The decrease in SG&A expenses was primarily due to lower R&D expenses, which decreased to $11.2 million compared to $17.5 million for the same period in the prior year.

Professional – SG&A expenses were $35.9 million for the three months ended December 31, 2008, compared to $37.1 million for the same period in the prior year.  SG&A expenses as a percentage of net sales increased 8.4 percentage points to 32.9 percent for the three months ended December 31, 2008 compared to the same period in the prior year.  The increase as a percentage of net sales resulted primarily from higher R&D expenses related to new product launches and lower sales results.  R&D expenses were $9.4 million for the quarter ended December 31, 2008 compared to $8.9 million in the same period last year.

SG&A expenses were $69.9 million for the six months ended December 31, 2008 compared to $72.6 million in the same period last year.  As a percentage of net sales, SG&A expenses increased 4.0 percentage points to 28.5 percent for the six months ended December 31, 2008 compared to the same period in the prior year, primarily due to the decrease in net sales.  R&D expenses were $18.7 million for the six months ended December 31, 2008 compared to $18.1 million for the same period last year.

Other – SG&A expenses of $21.2 million for the three months ended December 31, 2008 approximated the amount in the prior year period of $20.9 million.  Increases in the current year due to restructuring costs were offset by the prior year effect of merger costs.

SG&A expenses were $35.5 million for the six months ended December 31, 2008 compared to $47.3 million in the same period last year, primarily reflecting an $11.5 million reduction in share-based compensation expense due to stock option forfeitures associated with executive retirements.

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

In the prior fiscal year we announced plant closings in Northridge, California and Martinsville, Indiana and closed a plant in South Africa and a small facility in Massachusetts.  We have completed the transition of our corporate headquarters from Washington D.C. to Stamford, Connecticut and have initiated numerous other actions to reduce cost and improve operating efficiency in our businesses.

For the six months ended December 31, 2008, SG&A expenses included $27.1 million for our restructuring program, of which $20.9 million was recorded for employee termination benefits.  Cash paid for restructuring actions for the six months ended December 31, 2008 totaled $17.6 million.  We also recorded $8.7 million primarily in cost of sales for accelerated depreciation and the reclassification of the Martinsville property from held and used to held for sale, both of which were recorded in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Below is a rollforward of our restructuring accrual, accounted for in accordance with SFAS 88, SFAS 112 and SFAS 146:

	Six months ended December 31,
($000s omitted)	2008	2007

Beginning accrued liability	$35,601	7,527
Expense	27,147	706
Utilization(1)	(18,852)	(4,429)
Ending accrued liability	$43,896	3,804

(1) Includes amounts representing adjustments to the liability for changes in foreign currency exchange rates.

Please also see Note 11, Restructuring Program, for additional information.

Goodwill Impairment

Presented below is a summary of goodwill impairment charges by reporting segment:

($000s omitted)	Three months ended December 31,				Six months ended December 31,
	2008	%	2007	%	2008	%	2007	%
Goodwill Impairment Charges:
Automotive	$289,962	89.0%	---	---	$289,962	89.0%	---	---
Consumer	22,663	7.1%	---	---	22,663	7.1%	---	---
Professional	---	---	---	---	---	---	---	---
Other	12,820	3.9%	---	---	12,820	3.9%	---	---
Total	$325,445	100.0%	---	---	$325,445	100.0%	---	---

During the three months ended December 31, 2008, we performed an interim period goodwill impairment test.  Based on the preliminary results, as discussed in Note 19, we recognized a non-cash goodwill impairment charge of $325.4 million.  Due to the complexity of the analysis, involving the completion of fair value analyses and the resolution of certain significant assumptions, we will finalize the goodwill impairment charge in the three months ending March 31, 2009.  Please also see Note 19, Goodwill Impairment, for additional information.

Operating (Loss) Income

Operating loss for the three months ended December 31, 2008 was $366.5 million compared to operating income of $60.8 million, or 5.7 percent of net sales, in the same period in the prior year.  Operating loss for the six months ended December 31, 2008 was $334.1 million compared to operating income of $102.3 million, or 5.1 percent of net sales, in the same prior year period.  The decrease in operating income was primarily due to the goodwill impairment charges and lower net sales due to weak economic conditions.

Interest (Income) Expense, Net

Interest income, net, for the three and six months ended December 31, 2008 was $0.8 million and $0.9 million, respectively, compared to interest expense, net of $2.9 million and $4.3 million for the three and six month periods ended December 31, 2007.  For the three months ended December 31, 2008, interest income, net included $2.3 million of interest expense and $3.1 million of interest income.  For the same three month period in the prior year, interest expense, net included $5.3 million of interest expense and $2.4 million of interest income.  For the six months ended December 31, 2008, interest income, net included $4.4 million of interest expense and $5.3 million of interest income.  For the same six month period in the prior year, interest expense, net, included $8.3 million of interest expense and $4.0 million of interest income.

The weighted average interest rate on our borrowings was 2.0 percent for the three months ended December 31, 2008 compared to 3.4 percent in the same period last year.  The weighted average interest rate for the six months ended December 31, 2008 was 2.0 percent, compared to 4.4 percent in the same period last year.  The decrease was due primarily to our October 2007 issuance of the Notes, which have an interest rate of 1.25 percent.

Miscellaneous, Net

Net miscellaneous expenses were $0.1 million for the three months ended December 31, 2008 and $1.0 million for the six months ended December 31, 2008, compared to $1.0 million and $1.7 million, respectively, in the same periods last year.  For each three and six month period, miscellaneous expenses were primarily comprised of bank charges.

Income Tax (Benefit) Expense, Net

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income.  Income tax benefit for the three months ended December 31, 2008 was $49.0 million, compared to income tax expense of $14.6 million for the same period in the prior year.  The effective rate for the three months ended December 31, 2008 was a benefit of 13.4 percent, compared to an expense of 25.6 percent in the same prior year period. The income tax benefit resulted from a deferred tax benefit due to operating losses, including goodwill impairment, and the retroactive reinstatement of the federal research credit, which was effective October 2008.  For the six months ended December 31, 2008, income tax benefit was $40.6 million, compared to $18.3 million of income tax expense for the same period last year.  The effective tax rate for the six months ended December 31, 2008 of 12.2 percent benefit was lower than the comparable period rate of 19.0 percent expense due to the deferred tax benefit and the retroactive reinstatement of the federal research credit.

As of December 31, 2008, unrecognized tax benefits and the related interest were $9.7 million and $2.4 million respectively, all of which would affect the tax rate if recognized.  During the three and six months ended December 31, 2008, we recorded uncertain tax positions of $1.1 million and $1.4 million, respectively.

Financial Condition

Liquidity and Capital Resources

We primarily finance our working capital requirements through cash generated by operations, borrowings under our revolving credit facility and trade credit.  Cash and cash equivalents were $182.0 million at December 31, 2008 compared to $223.1 million at June 30, 2008.  During the six months ended December 31, 2008, cash was used to make investments in our manufacturing facilities, fund product development and restructuring programs, and meet the working capital needs of our business segments.

We will continue to have cash requirements to support seasonal working capital needs, investments in our manufacturing facilities, interest and principal payments and dividend payments.  We intend to use cash on hand, cash generated by operations and borrowings under our revolving credit facility to meet these requirements.  The credit markets have recently experienced adverse conditions.  Our existing cash and cash equivalents may decline and our ability to refinance our existing credit facility may be adversely affected in the event of continued volatility in the credit markets or further economic deterioration.  We expect that market conditions will continue to be weak in the near future.  However, we believe that in this difficult environment our cash on hand of $182.0 million as of December 31, 2008, our available revolving credit facility capacity of $251.5 million as of December 31, 2008 and our operating cash flows will be adequate to meet our cash requirements for operations, restructuring and necessary capital expenditures over the next twelve months.  Below is a more detailed discussion of our cash flow activities during the six months ended December 31, 2008.

Operating Activities

For the six months ended December 31, 2008, our net cash provided by operations was $13.0 million compared to net cash provided by operations of $26.0 million in the same period last year.  Operating cash flows decreased due to higher inventories and reduction of accounts payable, offset by a reduction in tax payments, primarily in Germany, and collections of receivables.  At December 31, 2008, working capital, excluding cash and short-term debt, was $376.5 million, compared with $309.7 million at June 30, 2008.  The increase was primarily due to lower accounts payable and accrued liabilities, partially offset by reductions in accounts receivable.

Investing Activities

Net cash used in investing activities was $42.0 million for the six months ended December 31, 2008 compared to $69.7 million in the same period last year.  Capital expenditures for the six months ended December 31, 2008 were $41.6 million compared to $62.2 million for the same period last year.  Capital spending was lower because the prior year included more significant expenditures relating to the launch of new automotive platforms and a new manufacturing facility in China.  We expect capital expenditures in fiscal 2009 to be below fiscal 2008 levels.

Financing Activities

Our total debt at December 31, 2008 was $444.9 million, primarily comprised of $42.5 million of borrowings under our revolving credit facility and $400.0 million of the Notes issued in October 2007.  Also included in total debt are capital leases and other borrowings of $2.4 million.

We are party to a $300 million committed multi-currency revolving credit facility with a group of banks.  This facility expires in June 2010.   The maximum principal amount of borrowings permitted under the credit facility is $300 million. The credit facility includes our conditional option to increase the maximum aggregate revolving commitment amount to $550 million. At December 31, 2008, we had borrowings of $42.5 million and outstanding letters of credit of $6.0 million under this facility.  Unused availability under the revolving credit facility was $251.5 million at December 31, 2008.

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

Upon conversion, a holder will receive for each $1,000 of principal amount of Notes to be converted an amount in cash equal to the lesser of (1) $1,000 and (2) the conversion value, determined in the manner set forth in the indenture for the Notes.  If the conversion value per Note exceeds $1,000, we will also deliver, at our election, cash or common stock or a combination of cash and common stock for the conversion value in excess of $1,000.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”).  FSP APB 14-1 requires the issuer of convertible debt instruments with cash settlement features to account separately for the liability and equity components of the instrument. The debt is recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate at the time of issuance. The equity component is recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. FSP APB 14-1 also requires an accretion of the resultant debt discount over the expected life of the debt. The proposed transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008.  Early adoption is not permitted.  FSP APB 14-1 is effective for us beginning in the first quarter of fiscal 2010.  We expect the implementation of FSP APB 14-1 will have a material impact on our consolidated financial statements and will result in higher non-cash interest expense for fiscal 2008 through the first half of fiscal 2013 and a corresponding reduction in our reported net income.  We are currently evaluating our non-convertible borrowing rate and the fair value of the conversion privilege with respect to the Notes.

Our long-term debt agreements contain financial and other covenants that, among other things, limit our ability to incur additional indebtedness, restrict subsidiary dividends and distributions, limit our ability to encumber certain assets and restrict our ability to issue capital stock of our subsidiaries.  Our long-term debt agreements permit us to pay dividends or repurchase our capital stock without any dollar limitation provided that we would be in compliance with the financial covenants in our revolving credit facility after giving effect to such dividend or repurchase.  At December 31, 2008, we were in compliance with the terms of our long-term debt agreements.

Equity

Total shareholders’ equity at December 31, 2008 was $926.3 million compared with $1.340 billion at June 30, 2008.  The decrease is primarily due to the goodwill impairment charges totaling $325.4 million.  There were no shares of our common stock repurchased during the six months ended December 31, 2008.

Business Outlook

With the current turmoil in the global credit and financial markets, investor and consumer confidence have been negatively affected.  We began to see more significant effects to our results in the quarter ended December 31, 2008, and our future outlook may continue to be impacted by the contraction in consumer discretionary spending. Our outlook could also be affected by changes in foreign currency exchange rates (primarily the Euro compared to the U.S. dollar), potentially resulting in reduced sales.

To mitigate the potential impacts of the declining economic markets, we have accelerated many of the strategic initiatives begun in the prior fiscal year.  We also approved additional restructuring actions during the quarter ended December 31, 2008.  We continue to focus on improving our global footprint, cost structure, technology portfolio, human resources and internal processes.  We have successfully completed the definition phase of our 24-month cost improvement and productivity program called STEP Change.  This program is designed to yield $400 million in sustainable savings by 2011.  We have accelerated the timing of severance actions in order to help us improve our cost structure to enable us to remain competitive and mitigate the negative effects of this challenging environment.

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

Interest Rate Sensitivity/Risk

At December 31, 2008, interest on approximately 90 percent of our borrowings was determined on a fixed rate basis.  The interest rates on the balance of our debt are subject to changes in U.S. and European short-term interest rates.  To assess exposure to interest rate changes, we have performed a sensitivity analysis assuming a hypothetical 100 basis point increase or decrease in interest rates across all outstanding debt and investments.  Our analysis indicates that the effect on net income at December 31, 2008 of such an increase or decrease in interest rates would be approximately $0.3 million.

Foreign Currency Risk

We maintain significant operations in Germany, the United Kingdom, France, Austria, Hungary, Mexico, China and Switzerland.  As a result, we are subject to market risks arising from changes in foreign currency exchange rates, principally changes in the value of the Euro versus the U.S. dollar.  Our subsidiaries purchase products and raw materials in various currencies.  As a result, we may be exposed to cost changes relative to local currencies in the markets to which we sell our products.  To mitigate these transactional risks, we enter into foreign currency forward contracts.  Also, foreign currency positions are partially offsetting and are netted against one another to reduce exposure.

Changes in currency exchange rates, principally the change in the value of the Euro compared to the U.S. dollar, have an impact on our reported results when the financial statements of foreign subsidiaries are translated into U.S. dollars.  Over half of our sales are denominated in Euros.  The fluctuation in currency exchange rates, specifically the Euro versus the U.S. dollar, had a significant impact on earnings for the six months ended December 31, 2008 compared to the same prior year period due to the strengthening of the Euro relative to the U.S. dollar.  The average exchange rate for the Euro versus the U.S. dollar for the six months ended December 31, 2008 decreased 0.2 percent from the same period in the prior year.  In recent months, the U.S. dollar has strengthened against the Euro.  To the extent the U.S. dollar continues to strengthen against the Euro, our results of operations may be negatively affected.

To assess exposure to changes in currency exchange rates, we prepared an analysis assuming a hypothetical 10 percent change in currency exchange rates across all currencies used by our subsidiaries.  This analysis indicated that a 10 percent increase in exchange rates would have decreased income before income taxes by approximately $29 million and a 10 percent decrease in exchange rates would have increased income before income taxes by approximately $5 million for the six months ended December 31, 2008.

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

For a discussion of our material pending legal proceedings, see Note 15, Commitments and Contingencies.

Other Legal Actions

At December 31, 2008, we were involved in several other legal actions.  The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial position or results of operations.

Item 1A.	Risk Factors

There have been no material changes with respect to Harman’s risk factors previously disclosed in the Annual Report on Form 10-K for the year ended June 30, 2008 except as described below.

The current economic environment may adversely affect the availability and cost of credit and consumer spending patterns.

Our ability to make scheduled payments or to refinance our obligations with respect to indebtedness will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions.  The subprime mortgage crisis and disruptions in the financial markets, including the bankruptcy and restructuring of major financial institutions, may adversely impact the availability of credit already arranged, and the availability and cost of credit in the future.  The disruptions in the financial markets may also have an adverse effect on the United States and the world economy, which could negatively impact consumer spending patterns.  This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increase price competition.  There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit.

Decreased demand from our customers in the automotive industry may adversely affect our results of operations.

For the fiscal year ended June 30, 2008, approximately 72 percent of our sales were to automobile manufacturers.  As a result, our financial performance depends, in large part, on conditions in the automotive industry, which has recently experienced significant financial difficulty.  In particular, during the three months ended December 31, 2008, Chrysler LLP, one of our automotive customers, publicly announced its financial difficulties and later received temporary financial assistance from the U.S. federal government to prevent Chrysler from filing bankruptcy.  If Chrysler continues to experience, or one or more of our other significant automotive customers experiences, continued or increased financial difficulty, this may have an adverse effect on our business due to decreased demand, the potential inability of these companies to make full payment on amounts owed to us, or both.

The financial distress of our suppliers could harm our results of operations

Automotive industry conditions have adversely affected our supplier base.  Lower production levels for some of our key customers and increases in certain raw material, commodity and energy costs have resulted in severe financial distress among many companies within the automotive supply base.  Several large suppliers have filed for bankruptcy protection or ceased operations.  The continuation of financial distress within the supplier base may lead to increased commercial disputes and possible supply chain interruptions.  The continuation or worsening of these industry conditions may have a negative effect on our business.

 Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

We acquired shares from certain members of our Board of Directors during the six months ended December 31, 2008 in connection with the surrender of shares to pay option exercise prices totaling 24,087 shares at an average price of $17.71 per share, as shown in the table below.

Period	Total Number of Shares Acquired During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 – October 31	—	—	—	—
November 1 – November 30	24,087	$17.71	—	—
December 1 – December 31	—	—	—	—
Total	24,087	$17.71	—	—

Item 4.	Submission of Matters to a Vote of Security Holders

We held our 2008 Annual Meeting of Stockholders on December 3, 2008.  Stockholders were asked to vote on the election of two directors to serve three-year terms expiring at the 2011 Annual Meeting of Stockholders, to approve amendments to the 2002 Stock Option and Incentive Plan and to approve the 2008 Key Executive Officers Bonus Plan.

The results with respect to the election of directors were as follows:

Name	Total Vote for Each Director	Total Vote Withheld from Each Director

Brian Carroll	46,260,279	7,434,629

Hellene S. Runtagh	53,188,621	506,287

Dinesh Paliwal, Dr. Harald Einsmann, Ann McLaughlin Korologos, Edward H. Meyer, Kenneth Reiss and Gary G. Steel will continue to serve as directors of Harman.  On January 29, 2009, Rajat K. Gupta was appointed to the Board of Directors to fill a vacancy on the Board.  Mr. Gupta’s term as a director will expire at the Company’s 2011 Annual Meeting of Stockholders.

The results with respect to the approval of the amendments to the 2002 Stock Option and Incentive Plan were as follows:

Shares Voted For	Shares Voted Against	Shares Withheld	Broker Non-Votes

42,647,702	6,216,849	194,933	4,635,424

The results with respect to the approval of the 2008 Key Executive Officers Bonus Plan were as follows:

Shares Voted For	Shares Voted Against	Shares Withheld	Broker Non-Votes

46,774,066	2,089,447	195,972	4,635,423

Item 6.       Exhibits

Exhibit No.	Exhibit Description

10.1	Form of Severance Agreement between Harman International Industries, Incorporated and Blake Augsburger, David Karch, John Stacey and Todd Suko, Sachin Lawande and David Slump.

10.2	Amended and Restated Severance Agreement between Harman International Industries, Incorporated and Dinesh Paliwal dated December 31, 2008.

10.3	Amended and Restated Severance Agreement between Harman International Industries, Incorporated and Herbert Parker dated December 22, 2008.

10.4	Amendment to Letter Agreement dated December 31, 2008 between Harman International Industries, Incorporated and Dinesh Paliwal.

10.5
Form of Performance Based Restricted Share Unit Agreement for Officers and Key Employees under the Amended and Restated Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan.

10.6	Form of Restricted Share Unit Agreement for Officers and Key Employees under the Amended and Restated Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan.

10.7	Form of Restricted Share Unit Agreement for Non-Officer Directors under the Amended and Restated Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan.

10.8
Form of Restricted Share Unit Agreement, related to Dinesh Paliwal’s annual equity awards, under the Amended and Restated Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan.

10.9
Form of Nonqualified Stock Option Agreement, related to Dinesh Paliwal’s annual equity awards, under the Amended and Restated Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan.

10.10	Restricted Share Unit Agreement between Harman International Industries, Incorporated and Dinesh Paliwal, related to a January 2008 award.

10.11
Restricted Share Unit Agreement between Harman International Industries, Incorporated and Dinesh Paliwal, related to a September 2008 award under the Amended and Restated Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan.

10.12	Restricted Share Unit Agreement between Harman International Industries, Incorporated and Herbert Parker, related to a September 2008 award.

10.13	Letter Agreement dated January 9, 2009, between Harman International Industries, Incorporated and Sachin Lawande.

10.14	Letter Agreement dated January 9, 2009, between Harman International Industries, Incorporated and David Slump.

10.15	Separation Letter Agreement dated January 11, 2009, between Harman International Industries, Incorporated and Richard Sorota.

31.1	Certification of Dinesh Paliwal pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Herbert Parker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dinesh Paliwal and Herbert Parker, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harman International Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harman International Industries, Incorporated

Date: February 6, 2009	By:/s/ Herbert Parker
Herbert Parker
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)