Form 10-Q
period 2009-03-31
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2009-05-08
CIK 800459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

As of April 30, 2009, 58,659,278 shares of the registrant’s common stock, par value $.01, were outstanding.

Harman International Industries, Incorporated
FORM 10-Q

References to “Harman International,” the “Company,” “we,” “us,” and “our” in this Form 10-Q refer to Harman International Industries, Incorporated and its subsidiaries unless the context requires otherwise.

Forward–Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You should not place undue reliance on these statements. Forward-looking statements include information concerning possible or assumed future results of operations, capital expenditures, the outcome of pending legal proceedings and claims, goals and objectives for future operations, including descriptions of our business strategies and purchase commitments from customers. These statements are typically identified by words such as “believe,” “anticipate,” “expect,” “plan,” “intend,” “estimate,”  “should,” “will” and similar expressions. We base these statements on particular assumptions that we have made in light of our industry experience, as well as our perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read and consider the information in this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. In light of these risks and uncertainties, we cannot assure you that the results and events contemplated by the forward-looking statements contained in, or incorporated by reference into, this report will in fact transpire.

You should carefully consider the risks described below and the other information in this report.  Our operating results may fluctuate significantly and may not meet our expectations or those of securities analysts or investors.  The price of our stock would likely decline if this occurs.  Factors that may cause fluctuations in our operating results include, but are not limited to, the following:

•
our ability to successfully implement our strategic initiatives, including our STEP Change cost reduction initiatives, and to achieve the intended benefits and anticipated savings of those initiatives;

•	automobile industry sales and production rates and the willingness of automobile purchasers to pay for the option of a premium audio system and/or a multi-function infotainment system;

•	our ability to maintain sufficient liquidity in light of recently announced extended production shutdowns by Chrysler LLC (Chrysler);

•	the impact on our business of the Chrysler bankruptcy filing on April 30, 2009;

•	changes in consumer confidence and spending and worsening economic conditions worldwide;

•	the bankruptcy or financial deterioration of one or more of our customers or suppliers;

•	the loss of one or more significant customers, including our automotive manufacturer customers, or the loss of a significant platform with an automotive customer;

•
changes in interest rates and the availability of financing affecting corporate and consumer spending, including the effects of continued volatility and further deterioration in the financial and credit markets;

•	fluctuations in currency exchange rates, including the increase of the U.S. dollar compared to the Euro, and other risks inherent in international trade and business transactions;

•	warranty obligations for defects in our products;

•	our ability to satisfy contract performance criteria, including our ability to meet technical specifications and due dates on our new automotive platforms;

•	our ability to design, engineer and manufacture our products profitably under our long-term supply arrangements with automakers;

i

Forward–Looking Statements (continued)

•	competition in the automotive, consumer or professional markets in which we operate, including pricing pressure in the market for personal navigation devices (“PNDs”);

•	our ability to achieve cost reductions and other benefits in connection with the restructuring of our manufacturing, engineering and administrative organizations;

•	model-year changeovers in the automotive industry;

•	our ability to enforce or defend our ownership and use of intellectual property;

•	our ability to maintain a competitive technological advantage within the systems, services and products we provide into the market place;

•	our ability to effectively integrate acquisitions made by our Company or manage restructuring and cost migration initiatives;

•	our ability to comply with the financial or other covenants in our credit agreements;

•	limitations on our ability to borrow funds under our existing credit facilities;

•	the valuation of certain assets, including goodwill, investments and deferred tax assets, considering recent market conditions;

•	strikes, work stoppages and labor negotiations at our facilities, or at a facility of one of our significant customers; or work stoppages at a common carrier or a major shipping location;

•	commodity price fluctuations;

•
the outcome of pending or future litigation and other claims, including, but not limited to the current stockholder and ERISA lawsuits or any claims or litigation arising out of our business, labor disputes at our facilities and those of our customers or common carriers;

•	changes in general economic conditions; and

•	world political stability.

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results and results of operations, and could cause actual results to differ materially from those expressed in the forward-looking statements. As a result, the foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission, including the information in Item 1A, “Risk Factors” of Part I to our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, Item 1A, “Risk Factors” of Part II of the Quarterly Report on Form 10-Q for the quarters ended September 30, 2008 and December 31, 2008 and Item 1A of Part II of this report.  We undertake no obligation to publicly update or revise any forward-looking statement.

ii

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
Harman International Industries, Incorporated and Subsidiaries
($000s omitted except share and per share amounts)

	March 31,	June 30,
	2009	2008
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$334,321	223,109
Receivables (less allowance for doubtful accounts of $16,536 at March 31, 2009 and $7,082 at June 30, 2008)	383,887	574,195
Inventories, net	384,090	390,638
Other current assets	234,741	251,139

Total current assets	1,337,039	1,439,081

Property, plant and equipment, net	515,099	640,042
Goodwill	79,790	436,447
Deferred income taxes	273,612	216,511
Other non-current assets	72,181	94,844

Total assets	$2,277,721	2,826,925

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$571	639
Accounts payable	201,858	343,780
Accrued liabilities	339,600	413,645
Accrued warranties	112,916	126,977
Income taxes payable	---	21,911

Total current liabilities	654,945	906,952

Borrowings under revolving credit facility	260,112	25,000
Convertible senior notes	400,000	400,000
Other senior debt	1,611	2,313
Minority interest	---	34
Other non-current liabilities	135,220	152,780

Total liabilities	1,451,888	1,487,079

Shareholders’ equity
Preferred stock, $.01 par value. Authorized 5,000,000 shares; none issued and outstanding	---	---
Common stock, $.01 par value. Authorized 200,000,000 shares; issued 84,259,095 at March 31, 2009 and 84,117,883 at June 30, 2008	842	841
Additional paid-in capital	633,113	628,324
Accumulated other comprehensive loss:
Unrealized loss on available-for-sale securities	(5,001)	---
Unrealized income (loss) on hedging derivatives	2,115	(1,328)
Pension benefits	(12,250)	(11,947)
Cumulative foreign currency translation adjustment	50,247	204,806
Retained earnings	1,204,337	1,566,720
Less common stock held in treasury (25,599,817 shares at March 31, 2009 and June 30, 2008)	(1,047,570)	(1,047,570)

Total shareholders’ equity	825,833	1,339,846

Total liabilities and shareholders’ equity	$2,277,721	2,826,925

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations
Harman International Industries, Incorporated and Subsidiaries
($000s omitted except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008

Net sales	$598,282	1,032,668	2,223,347	3,045,240
Cost of sales	484,987	771,535	1,691,265	2,218,408
Gross profit	113,295	261,133	532,082	826,832

Selling, general and administrative expenses	203,434	267,734	630,862	731,153
Goodwill impairment	2,341	---	327,786	---
Operating (loss) income	(92,480)	(6,601)	(426,566)	95,679

Other expenses:
Interest expense, net	1,580	1,631	728	5,948
Miscellaneous, net	723	1,792	1,751	3,445

(Loss) income before income taxes and minority interest	(94,783)	(10,024)	(429,045)	86,286

Income tax (benefit) expense, net	(28,224)	(7,273)	(68,824)	10,980
Minority interest	---	598	(34)	(754)

Net (loss) income	$(66,559)	(3,349)	(360,187)	76,060

(Loss) earnings per share:
Basic	$(1.14)	(0.06)	(6.15)	1.22
Diluted	$(1.14)	(0.06)	(6.15)	1.20

Weighted average shares outstanding – basic	58,568	60,086	58,544	62,474
Weighted average shares outstanding – diluted	58,568	60,086	58,544	63,315

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows
Harman International Industries, Incorporated and Subsidiaries
($000s omitted)
(Unaudited)

	Nine months ended
	March 31,
	2009	2008

Cash flows from operating activities:
Net (loss) income	$(360,187)	76,060
Reconcile net (loss) income to net cash provided by operating activities:
Goodwill impairment	327,786	---
Depreciation and amortization	108,297	109,483
Deferred income taxes	(59,794)	---
Loss on disposition of assets	1,661	475
Share-based compensation expense	4,911	18,163
Excess tax benefits from share-based payment arrangements	---	(2,056)
Changes in operating assets and liabilities:
Decrease (increase) in:
Receivables	135,519	(45,087)
Inventories	(37,533)	68,311
Other current assets	26,787	(15,777)
Increase (decrease) in:
Accounts payable	(112,049)	(90,711)
Accrued warranty liabilities	(19,191)	67,106
Accrued liabilities	(14,061)	76,475
Income taxes payable	(19,155)	(119,711)
Other operating activities	2,094	250
Net cash (used in) provided by operating activities	(14,915)	142,981
Cash flows from investing activities:
Contingent purchase price consideration	(8,228)	(9,740)
Proceeds from asset dispositions	1,204	609
Capital expenditures	(57,551)	(89,949)
Other investing activities	3,715	(260)
Net cash used in investing activities	(60,860)	(99,340)
Cash flows from financing activities:
Net increase (decrease) in short-term borrowings	1	(1,838)
Net borrowings (repayments) under revolving credit facility	235,000	(3,940)
Repayments of long-term debt	---	(16,486)
Proceeds from issuance of convertible debt	---	400,000
Other decrease in long-term debt	(468)	(2,183)
Repurchase of common stock	---	(400,287)
Dividends paid to shareholders	(2,196)	(2,329)
Share-based payment arrangements	101	3,682
Debt issuance costs	(9,458)	(4,750)
Excess tax benefits from share-based payment arrangements	---	2,056
Net cash provided by (used in) financing activities	222,980	(26,075)
Effect of exchange rate changes on cash	(35,993)	7,554
Net increase in cash and cash equivalents	111,212	25,120
Cash and cash equivalents at beginning of period	223,109	106,141
Cash and cash equivalents at end of period	$334,321	131,261
Supplemental disclosure of cash flow information:
Interest (received) paid	$(1,527)	4,585
Income tax (received) paid	$(21,498)	133,907

See accompanying Notes to Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

References to “we,” “us,” “our,” the “Company” and “Harman” refer to Harman International Industries, Incorporated and its consolidated subsidiaries unless the context specifically requires otherwise.

Our unaudited condensed consolidated financial statements at March 31, 2009 and June 30, 2008 and for the three and nine months ended March 31, 2009 and 2008, have been prepared pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  These unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in our Annual Report on Form 10-K and do not include all information and footnote disclosures included in our audited financial statements.  In the opinion of management, the accompanying unaudited, condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows for the periods presented.  Operating results for the three and nine months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2009, due to seasonal, economic and other factors.

Where necessary, information for prior periods has been reclassified to conform to the consolidated financial statement presentation for the corresponding periods in the current fiscal year. During the three months ended September 30, 2008, we revised our business segments to align with our strategic approach to the markets and customers we serve.  We now report the financial information for our QNX business in our Other segment.  The QNX business was previously reported in our Automotive segment.  As a result, segment information for the prior period has been reclassified to reflect the new presentation.  See Note 13, Business Segment Data, for further discussion.

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

Note 2.  Inventories

Inventories consist of the following:

	March 31,	June 30,
($000s omitted)	2009	2008
Finished goods	$169,279	150,634
Work in process	52,042	60,045
Raw materials	162,769	179,959
Total	$384,090	390,638

Inventories are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method. The valuation of inventory requires us to make judgments and estimates regarding obsolete, damaged or excess inventory, as well as current and future demand for our products. The estimates of future demand and product pricing that we use in the valuation of inventory are the basis for our inventory reserves and have an effect on our results of operations. We calculate inventory reserves using a combination of lower of cost or market analysis, analysis of historical usage data, forecast demand data and historical disposal rates. Specific product valuation analysis is applied, if practicable, to those items of inventory representing a higher portion of the value of inventory on-hand.  At March 31, 2009 and June 30, 2008 our inventory reserves were $81.6 million and $91.8 million, respectively.

Note 3.  Property, Plant and Equipment

Property, plant and equipment are composed of the following:

	March 31,	June 30,
($000s omitted)	2009	2008
Land	$12,982	14,659
Buildings and improvements	281,510	311,336
Machinery and equipment	939,999	1,082,359
Furniture and fixtures	42,602	46,749
	1,277,093	1,455,103
Less: accumulated depreciation and amortization	(761,994)	(815,061)
Property, plant and equipment, net	$515,099	640,042

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

Details of the estimated warranty liabilities are as follows:

	Nine months ended
	March 31,
($000s omitted)	2009	2008
Beginning balance at June 30,	$126,977	48,148
Warranty provisions	49,040	99,666
Warranty payments (cash or in-kind)	(45,637)	(26,834)
Other(1)	(17,463)	6,412
Ending balance	$112,916	127,392

(1) Includes amounts representing adjustments to the liability for changes in foreign currency translation.

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

Note 6.  Comprehensive (Loss) Income

The components of comprehensive (loss) income are as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
($000s omitted)	2009	2008	2009	2008
Net (loss) income	$(66,559)	(3,349)	(360,187)	76,060
Other comprehensive (loss) income:
Foreign currency translation	(33,766)	57,688	(154,559)	106,856
Unrealized loss on available-for-sale-securities	(371)	---	(5,001)	---
Unrealized (loss) gain on hedging	(3,724)	(2,023)	3,443	(4,581)
Change in pension benefits	(135)	(17)	(303)	(30)
Total comprehensive (loss) income	$(104,555)	52,299	(516,607)	178,305

At March 31, 2009, we had $7.0 million of investments included in other current assets that have been classified as available-for-sale securities under the provisions of Statement of Financial Accounting Standards (“SFAS”) 115, Accounting for Certain Investments in Debt and Equity Securities.  Under the provisions of this statement, these securities are recorded at fair value with realized gains and losses recorded in income and unrealized gains and losses recorded in other comprehensive (loss) income, net of taxes.

Note 7.  (Loss) Earnings Per Share

The following table presents the calculation of basic and diluted (loss) earnings per common share outstanding:

	Three months ended March 31,
($000s omitted except per share amounts)	2009		2008
	Basic	Diluted	Basic	Diluted
Net (loss) income	$(66,559)	(66,559)	(3,349)	(3,349)

Weighted average shares outstanding	58,568	58,568	60,086	60,086
Employee stock options	---	---	---	---
Total weighted average shares outstanding	58,568	58,568	60,086	60,086

(Loss) earnings per share	$(1.14)	(1.14)	(0.06)	(0.06)

	Nine months ended March 31,
($000s omitted except per share amounts)	2009		2008
	Basic	Diluted	Basic	Diluted
Net (loss) income	$(360,187)	(360,187)	76,060	76,060

Weighted average shares outstanding	58,544	58,544	62,474	62,474
Employee stock options	---	---	---	841
Total weighted average shares outstanding	58,544	58,544	62,474	63,315

(Loss) earnings per share	$(6.15)	(6.15)	1.22	1.20

Options to purchase 2,709,042 shares of our common stock with exercise prices ranging from $11.72 to $126.94 per share during the three months ended March 31, 2009, and options to purchase 3,496,981 shares of our common stock at prices ranging from $11.72 to $126.94 per share during the three months ended March 31, 2008, were outstanding and not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect.  For the three months ended March 31, 2009 and 2008, 598,429 and 106,708 restricted shares, respectively, were outstanding and not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect.

Options to purchase 2,716,750 shares of our common stock with exercise prices ranging from $11.72 to $126.94 per share during the nine months ended March 31, 2009, and options to purchase 1,761,060 shares of common stock at prices ranging from $68.38 to $126.94 per share during the nine months ended March 31, 2008, were outstanding and not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect.  For the nine months ended March 31, 2009 and 2008, 412,273 and 48,398 restricted shares, respectively, were outstanding and not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect.

The conversion terms of our 1.25 percent Convertible Senior Notes due 2012 (the “Notes”) will affect the calculation of diluted earnings per share if the price of our common stock exceeds the conversion price of the Notes.  The initial conversion price of the Notes was approximately $104 per share, subject to adjustment in specified circumstances, as described in the indenture related to the Notes (the “Indenture”).  Upon conversion, a holder of Notes will receive an amount per Note in cash equal to the lesser of $1,000 or the conversion value of the Notes, determined in the manner set forth in the Indenture.  If the conversion value exceeds $1,000, we will deliver $1,000 in cash and at our option, cash, common stock or a combination of cash and common stock for the conversion price in excess of $1,000.  The conversion option is indexed to our common stock and therefore is classified as equity.  The conversion option will not result in an adjustment to net income in calculating diluted earnings per share.  The dilutive effect of the conversion option will be calculated using the treasury stock method.  Therefore, conversion settlement shares will be included in diluted shares outstanding if the price of our common stock exceeds the conversion price of the Notes.

Note 8. Debt

Borrowings Under Revolving Credit Facility:

On March 31, 2009 we and one of our wholly-owned subsidiaries, Harman Holding GmbH & Co. KG entered into a Second Amended and Restated Multi-Currency, Multi-Option Credit Agreement (the “Amended Credit Agreement”), amending and restating the Amended and Restated Multi-Currency, Multi-Option Credit Agreement dated June 22, 2006.  The Amended Credit Agreement, among other things, extended the maturity date from June 28, 2010 to December 31, 2011 and reduced the maximum amount of available credit under the revolving credit facility from $300 million to $270 million.  Interest rates for borrowings under the Amended Credit Agreement were increased to three percent above the applicable base rate for base rate loans and four percent over London Interbank Offered Rate (“LIBOR”) for Eurocurrency loans.  In addition, the annual facility fee rate payable under the Amended Credit Agreement has increased to one percent. The interest rate on our old revolving credit facility was based on LIBOR plus 37 to 90 basis points, plus a commitment fee of 8 to 22.5 basis points. The interest rate spread and commitment fee were determined based upon our interest coverage ratio and senior unsecured debt rating.

At March 31, 2009, we had $260 million in borrowings under the revolving credit facility and outstanding letters of credit of $8.0 million.  In accordance with the Amended Credit Agreement, we are required to maintain funds on deposit in a separate bank account in an aggregate amount equal to the outstanding letters of credit which are undrawn and unexpired.  At March 31, 2009, we had $8.0 million on deposit in a separate bank account to satisfy this requirement.  Unused available credit under the Amended Credit Agreement was $2.0 million at March 31, 2009.  In connection with the Amended Credit Agreement, we incurred $9.5 million in fees and other expenses which have been capitalized within other current assets and other assets in our Condensed Consolidated Balance Sheet at March 31, 2009.  These costs will be amortized over the term of the Amended Credit Agreement as interest expense.

The Amended Credit Agreement contains financial and other covenants that, among other things:

•	Requires us to maintain the following levels and ratios:

o
Consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) must be above specified amounts based on a schedule starting at $100 million for the four-quarter period ending June 30, 2010, and increasing on a quarterly basis until reaching $250 million for the four-quarter period ending December 31, 2011;

o
Our minimum liquidity amount (“Liquidity Amount”) may not be less than: (a) $250 million for the fiscal quarter ending March 31, 2009; (b) $150 million for the fiscal quarter ending June 30, 2009; and (c) $100 million for the fiscal quarter ending September 30, 2009 and each fiscal quarter thereafter, subject to certain exceptions.  Liquidity Amount is defined as cash, subject to certain exceptions, plus availability on the Amended Credit Agreement; and

o
The ratio of Consolidated Current Assets to Secured Funded Debt must be equal to or less than 1:00 to 1:00.  Consolidated Current Assets is defined as 70 percent of net book value of accounts receivable, plus 35 percent of net book value of inventory, plus up to $25 million of cash, subject to certain exceptions.  Secured Funded Debt is defined as the aggregate exposure under the Amended Credit Agreement plus the amount outstanding under certain other secured facilities;

•	Limits our ability to pay dividends and make capital expenditures;

•	Requires net proceeds from the sale of certain assets and issuances of debt and equity to be applied to prepayment of the revolving credit facility; and

•
Imposes limitations on our ability to incur debt, place liens on our assets, make fundamental changes, sell assets, make investments, undertake transactions with affiliates, undertake sale and leaseback transactions, incur guarantee obligations, modify or prepay certain material debt (including the Notes), enter into hedging agreements and acquire certain types of collateral.

If we do not meet the forecast in our budgets, we could violate our debt covenants and, absent a waiver from our lenders or an amendment to our credit agreement, we could be in default under the Amended Credit Agreement and, as a result, our debt under the Amended Credit Agreement could become due which would have a material adverse effect on our financial position and results of operations and could also lead to an event of default under the Indenture and the acceleration of the Notes.  As of March 31, 2009, we were in compliance with all the financial covenants of the Amended Credit Agreement.  Based on our forecast, we believe we will be in compliance with these covenants for at least the next 12 months.

Guarantee and Collateral Agreement:

In connection with the Amended Credit Agreement, we and certain of our subsidiaries have entered into a guarantee and collateral agreement, (the “Guarantee and Collateral Agreement”) which provides, among other things, that the obligations under the Amended Credit Agreement are guaranteed by us and each of the subsidiary guarantors party thereto, and that the obligations generally are secured by liens on substantially all of our assets and certain of our subsidiary guarantors’ assets.

The term of the Guarantee and Collateral Agreement corresponds with the term of the Amended Credit Agreement which matures on December 31, 2011.  Under the terms of this Guarantee and Collateral Agreement, we have effectively guaranteed the payment of the full amount of borrowings under the Amended Credit Agreement, including outstanding letters of credit, upon maturity.  The potential amount of future payment that we would be required to pay under the Guarantee and Collateral Agreement is the amount that we have borrowed under the Amended Credit Agreement, including outstanding letters of credit.  At March 31, 2009, we had borrowed $260 million and had outstanding letters of credit of $8.0 million.

Convertible Senior Notes:

On October 23, 2007, we issued $400 million aggregate principal amount of the Notes.  The initial conversion rate is 9.6154 shares of our common stock per $1,000 principal amount of the Notes (which is equal to an initial conversion price of approximately $104 per share).  The conversion rate is subject to adjustment in specified circumstances described in the Indenture.

The Notes are convertible at the option of the holders:

•
during any calendar quarter commencing after December 31, 2007, if the closing price of our common stock exceeds 130 percent of the conversion price for at least 20 trading days during any period of 30 consecutive trading days, ending on the last trading day of the preceding calendar quarter;

•
during the five business day period immediately after any five-day trading period in which the trading price per $1,000 principal amount of the Notes for each day of the trading period was less than 98 percent of the product of (1) the closing price of our common stock on such date and (2) the conversion rate on such date;

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

Debt issuance costs of $4.8 million associated with this transaction were capitalized and are being amortized over the term of the Notes.  The unamortized balance at March 31, 2009 was $3.4 million.

On October 23, 2007, we entered into a Registration Rights Agreement requiring us to register the Notes and the shares contingently issuable upon conversion of the Notes.  On October 23, 2008, we filed an automatically effective registration statement with the SEC to meet this requirement.  We are required to keep the registration statement effective until the earlier of (a) such time as the Notes and the shares contingently issuable under the Notes (1) are sold under an effective registration statement or pursuant to Rule 144 of the Securities Act of 1933, (2) are freely transferable under Rule 144 more than one year following October 23, 2007, or (3) cease to be outstanding, and (b) five years and three months following October 23, 2007.  In the event that we fail to keep the registration statement effective as required under the Registration Rights Agreement, additional interest will accrue on the Notes at the rate of 0.25 percent per annum.  We do not believe it is probable that we will fail to comply with the Registration Rights Agreement.  Therefore, no liability for additional interest has been recorded.

The Indenture contains covenants, one of which requires us to calculate the ratio of Consolidated Total Debt to Consolidated EBITDA, as defined in the Indenture, for the most recently ended four quarter period, each time we incur additional indebtedness.  In April 2009, we have exceeded the minimum ratio for this covenant and, as a result, we will not be able to incur additional indebtedness without obtaining a waiver from the holders of a majority in principal amount of the Notes.  We do not intend to incur additional indebtedness unless we obtain a waiver or are able to satisfy this covenant.  If we were to incur additional indebtedness, at a time when we failed to meet the minimum ratio of Consolidated Total Debt to Consolidated EBITDA (unless we received a waiver), we would be in violation of our covenant under the Indenture.  If the violation is not remedied within 60 days, the Notes could become due, which would have a material adverse affect on our financial condition and our results of operations, and would also lead to an event of default under the Amended Credit Agreement and the acceleration of the loans thereunder.  Based on our forecast, we believe that we will be in compliance with these covenants for at least the next 12 months.  See Note 21, Subsequent Events.

Note 9.  Income Taxes

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income.  Income tax benefit for the three months ended March 31, 2009 was $28.2 million, compared to income tax benefit of $7.3 million for the same period in the prior year.  The effective rate for the three months ended March 31, 2009 was a benefit of 29.8 percent, compared to a benefit of 72.6 percent in the prior year period. The income tax benefit resulted from a deferred tax benefit due to the goodwill impairment, operating losses and the federal research credit.   These increases were partially offset by an increase in our valuation allowance to reserve for certain foreign tax credits.  For the nine months ended March 31, 2009, income tax benefit was $68.8 million, compared to income tax expense of $11.0 million for the same period last year.  The effective tax rate for the nine months ended March 31, 2009 was a benefit of 16.0 percent compared to an expense of 12.7 percent in the same period in the prior year due to goodwill impairment, operating losses and the federal research credit.

As of March 31, 2009, unrecognized tax benefits and the related interest were $9.0 million and $2.0 million, respectively, all of which would affect the tax rate if recognized.  During the three and nine months ended March 31, 2009, we recorded uncertain tax positions of a benefit of $0.7 million and an expense of $0.9 million, respectively.

Note 10.  Share-Based Compensation

On March 31, 2009, we had one share-based compensation plan with shares available for future grants, the Amended and Restated 2002 Stock Option and Incentive Plan (the “2002 Plan”).  The 2002 Plan permits the grant of stock options, stock appreciation rights, restricted stock and restricted stock units in an aggregate amount not to exceed 6,760,000 shares of our common stock.  During the nine months ended March 31, 2009, options to purchase 806,735 shares of our common stock, 20,000 shares of restricted stock and 503,184 restricted stock units were granted under the 2002 Plan.  In addition, 28,344 restricted stock units were granted outside the 2002 Plan during the same period.

Share-based compensation expense was $4.9 million and $6.9 million for the three months ended March 31, 2009 and 2008, respectively, and $4.9 million and $18.5 million for the nine months ended March 31, 2009 and 2008, respectively.  Share-based compensation expense for nine months ended March 31, 2009 was reduced by stock option forfeitures recorded in connection with the retirement of certain senior executives. The total income tax benefit recognized in the Condensed Consolidated Statements of Operations for share-based compensation arrangements was $1.2 million and $1.6 million for the three months ended March 31, 2009 and 2008, respectively, and $0.2 million and $4.4 million for the nine months ended March 31, 2009 and 2008, respectively.

Fair Value Determination

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions noted in the following table:

	Nine months ended March 31,
	2009	2008
Expected volatility	42.0% - 58.6%	35.1% - 50.0%
Weighted-average volatility	50.1%	39.0%
Expected annual dividend	$0.05	$0.05
Expected term (in years)	1.90 - 6.51	1.69 – 6.71
Risk-free rate	1.3% - 3.6%	2.1% - 5.0%

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

Stock Option Activity

A summary of option activity under our stock option plans as of March 31, 2009 and changes during the nine months ended March 31, 2009 is presented below:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($000s)

Outstanding at June 30, 2008	2,636,627	$73.40
Granted	806,735	30.74
Exercised	(47,220)	11.19
Forfeited or expired	(693,860)	75.42
Outstanding at March 31, 2009	2,702,282	61.23	7.82	$108
Exercisable at March 31, 2009	792,290	$64.75	5.49	$108

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2009 and 2008 was $7.41 and $17.55, respectively. The weighted-average grant-date fair value of options granted during the nine months ended March 31, 2009 and 2008 was $11.19 and $31.56, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was zero and $2.2 million, respectively.  The total intrinsic value of options exercised during the nine months March 31, 2009 and 2008 was $0.3 million and $6.7 million, respectively.

Modification of Certain Stock Option Awards

The award agreements under the 2002 Plan state that vested options not exercised are forfeited upon termination of employment for any reason other than death or disability.  However, the award agreements provide that the Compensation and Option Committee of our Board of Directors may extend the time period to exercise vested options 90 days beyond the employment termination date for certain employees.  During the three months ended March 31, 2008, the Compensation and Option Committee used this authority.  This action represented a modification of the terms or conditions of an equity award and therefore was accounted for as an exchange of the original award for a new award.  During the three months ended March 31, 2008, incremental share-based compensation cost of $1.2 million was recognized for the excess of the fair value of the new award over the fair value of the original award immediately before the terms were modified.

Grant of Stock Options with Market Conditions

We granted 330,470 stock options containing a market condition to employees on March 21, 2008.  The options vest three years from the date of grant based on a comparison of our total shareholder return (“TSR”) to the TSR of a selected peer group of publicly listed multinational companies.  TSR will be measured as the annualized increase in the aggregate value of our stock price plus the value of dividends, assumed to be reinvested into shares of the company’s stock at the time of dividend payment.  The base price to be used for the TSR calculation of $42.19 is the 20-day trading average from February 6, 2008 through March 6, 2008.  The ending price to be used for the TSR calculation will be the 20-day trading average prior to and through March 6, 2011.  The grant date fair value of $4.2 million was calculated using a combination of Monte Carlo simulation and lattice-based models.  Share-based compensation expense for these awards was $1.0 million for the nine months ended March 31, 2009.

Restricted Stock

A summary of the status of our nonvested restricted stock as of March 31, 2009 and changes during the nine months ended March 31, 2009, is presented below:

		Weighted average
		grant-date
	Shares	fair value
Non-vested at June 30, 2008	92,910	$95.23
Granted	20,000	20.53
Vested	(25,918)	84.98
Forfeited	---	---
Non-vested at March 31, 2009	86,992	$81.11

As of March 31, 2009, there was $3.2 million of total unrecognized compensation cost related to nonvested restricted stock-based compensation arrangements. The weighted average recognition period was 1.73 years.

Restricted Stock Units

In January and September 2008, we granted 34,608 and 28,344 cash-settled restricted stock units, respectively, outside the 2002 Plan.  These restricted stock units are accounted for as liability awards and are recorded at the fair value at the end of the reporting period in accordance with their vesting schedules.  In the three months ended March 31, 2009, 23,595 of these restricted stock units were settled at a cost of $0.4 million.  During the six months ended December 31, 2008, 1,608 of these restricted stock units were settled at a cost of approximately $0.1 million.

We granted 133,507 restricted stock units with performance conditions in the nine months ended March 31, 2009 under the 2002 Plan.  The restricted stock units vest three years from the date of grant based on attainment of certain performance targets in fiscal 2011.  Compensation expense is recognized ratably over the three-year vesting period based on grant date fair value and our assessment of the probability that the performance targets will be met. We have recognized compensation expense based on our estimate of the probability of achieving the targets.

For the nine months ended March 31, 2009, we also granted 369,677 restricted stock units under the 2002 Plan that vest three years from the date of grant.

A summary of equity classified restricted stock unit activity as of March 31, 2009 and changes during the nine months ended March 31, 2009 is presented below:

Shares
Non-vested at June 30, 2008	25,000
Granted	503,184
Vested	---
Forfeited	(13,770)
Non-vested at March 31, 2009	514,414

At March 31, 2009, the aggregate intrinsic value of equity classified restricted stock units was $7.0 million.  As of March 31, 2009, there was $11.6 million of total unrecognized compensation cost related to equity classified restricted stock unit compensation arrangements. The weighted average recognition period was 2.5 years.

Chief Executive Officer Special Enterprise Value Bonus

Our Chief Executive Officer was granted a special bonus award in November 2007.  The award will be settled in cash based on a comparison of our enterprise value at November 2012 to our enterprise value at the grant date in November 2007.  The award is classified as a liability and therefore, the fair value is required to be measured each quarter.  The fair value of this award at March 31, 2009 was $0.1 million, calculated using a Monte Carlo simulation.  During the nine months ended March 31, 2009 we recognized a benefit of $0.1 million due to the decrease in the award’s computed fair value since June 30, 2008.

Note 11.  Restructuring Program

We announced a restructuring program in June 2006 designed to increase efficiency in our manufacturing, engineering and administrative organizations.  During the three months ended March 31, 2008, we expanded our restructuring actions to improve our global footprint, cost structure, technology portfolio, human resources and internal processes.  These actions will reduce the number of our manufacturing, engineering and operating locations and are all included in our cost savings and productivity program called STEP Change.

In the prior fiscal year we announced plant closings in Northridge, California and Martinsville, Indiana and closed a plant in South Africa and a small facility in Massachusetts.  In fiscal year 2009, we completed the transition of our corporate headquarters from Washington D.C. to Stamford, Connecticut and have initiated numerous other actions to reduce cost and improve operating efficiency in our businesses.  Programs initiated in fiscal year 2009 include the announced closure of the Woodbury, New York facility and numerous headcount reductions across our business units to reduce excess capacity due to decreased sales.  The most significant of these programs were in Germany, the United Kingdom and various locations in the United States.

For the nine months ended March 31, 2009, selling, general and administrative (“SG&A”) expenses included $44.6 million for our restructuring program, of which $37.5 million was recorded for employee termination benefits.  Cash paid for restructuring actions for the nine months ended March 31, 2009 totaled $31.7 million.  We also recorded $9.7 million primarily in cost of sales for accelerated depreciation and the reclassification of the Martinsville property from held and used to held for sale, both of which were recorded in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Below is a rollforward of our restructuring accrual, accounted for in accordance with SFAS 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS 112, Employers’ Accounting for Postemployment Benefits and SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities:

	Three months ended March 31,		Nine months ended March 31,
($000s omitted)	2009	2008	2009	2008

Accrued liability, beginning balance	$43,896	3,804	35,601	7,527
Expense	17,490	33,426	44,637	34,132
Utilization (1)	(14,357)	(4,537)	(33,209)	(8,966)
Accrued liability at March 31,	$47,029	32,693	47,029	32,693

(1)	Includes amounts representing adjustments to the liability for changes in foreign currency exchange rates.

Restructuring expenses by reporting segment are as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
($000s omitted)	2009	2008	2009	2008
Automotive	$14,486	18,722	22,874	19,438
Consumer	131	6,164	5,559	6,090
Professional	3,054	5,901	8,695	5,965
Other	(181)	2,639	7,509	2,639
Total employee-related expense	17,490	33,426	44,637	34,132
Accelerated depreciation (1)	994	---	9,651	---
Total restructuring expenses	$18,484	33,426	54,288	34,132

(1)
The components of the accelerated depreciation for the three months ended March 31, 2009 were $0.5 million within Automotive, $0.1 million within Consumer and $0.4 million within Professional for the three months ended March 31, 2009.   The components of accelerated depreciation for the nine months ended March 31, 2009 included $8.4 million within Automotive, $0.1 million within Consumer, $1.1 million within Professional and $0.1 million within Other.

Note 12. Retirement Benefits

Retirement Savings Plan

We provide a Retirement Savings Plan for certain employees in the United States. Under the plan, employees may contribute up to 50 percent of their pretax compensation subject to certain limitations. Each business unit will make a safe harbor non-elective contribution in an amount equal to three percent of a participant's eligible contribution. Upon approval of the Board of Directors, each business unit may make a matching contribution of up to three percent (50 percent on the first six percent of an employees tax-deferred contribution) and a profit sharing contribution. Matching and profit sharing contributions vest at a rate of 25 percent for each year of service with the employer, beginning with the second year of service. Effective January 1, 2009, we suspended the matching and safe harbor non-elective contributions for these plans.

Pension Benefits

We provide defined benefit pensions to certain eligible employees.  The measurement date used for determining pension benefits is the last day of our fiscal year, June 30. We have certain business units in Europe that maintain defined benefit pension plans for many of our current and former employees. The coverage provided and the extent to which the retirees’ share in the cost of the program vary by business unit. Generally, plan benefits are based on age, years of service and average compensation during the final years of service.  In the United States, we have a Supplemental Executive Retirement Plan (“SERP”) that provides retirement, death and termination benefits, as defined in the SERP, to certain key executives designated by our Board of Directors.

Our retirement benefits are more fully disclosed in Note 16, Retirement Benefits, to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

The following tables present the components of net periodic benefit costs:

	Three months ended
	March 31,
($000s omitted)	2009	2008
Service cost	$206	225
Interest cost	1,816	3,773
Amortization of prior service cost	401	1,678
Amortization of net loss	46	1,503
Net periodic benefit cost	$2,469	7,179

	Nine months ended
	March 31,
($000s omitted)	2009	2008
Service cost	$1,855	2,018
Interest cost	5,568	7,010
Amortization of prior service cost	1,358	2,108
Amortization of net loss	173	2,109
Net periodic benefit cost	$8,954	13,245

During the nine months ended March 31, 2009, we made contributions of $5.5 million to the defined benefit pension plans which were paid to participants.  We expect to make approximately $3.5 million in contributions for the remainder of the fiscal year ending June 30, 2009.

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

During the three months ended September 30, 2008, we revised our business segments to align with our strategic approach to the markets and customers we serve.  We now report financial information for the QNX business in our Other segment.  The QNX business was previously reported in our Automotive segment.  Segment information for the prior period has been reclassified to reflect the new presentation.

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

Our Consumer segment designs, manufactures and markets loudspeaker, electronic systems and headphones for home, computer and multimedia applications and mobile applications.  Our Consumer home products and systems are marketed worldwide under brand names including JBL, Infinity, Harman/Kardon and AKG.  Our loudspeaker and electronic products are offered through audio specialty and retail chain stores.  Our branded products for computer and multimedia applications are focused on retail customers with products designed to enhance sound for computers, Apple’s iPodTM and similar devices.

Our Professional segment designs, manufactures and markets loudspeakers and electronic systems used by audio professionals in concert halls, stadiums, airports and other buildings and for recording, broadcast, cinema and music reproduction applications.  Our Professional products are marketed worldwide under brand names including JBL Professional, AKG, Crown, Soundcraft, Lexicon, Mark Levinson, Revel, DigiTech, dbx and Studer.  We provide high-quality products to the sound reinforcement, music instrument support and broadcast and recording segments of the professional audio market.  We offer complete systems solutions for professional installations and users around the world.

Our Other segment includes the operations of the QNX business, which offers embedded operating system software and related development tools and consulting services used in a variety of products and industries.  Our Other segment also includes compensation, benefit and occupancy costs for corporate employees.

The following table reports net sales and operating (loss) income by each reporting segment:

	Three months ended		Nine months ended
	March 31,		March 31,
($000s omitted)	2009	2008	2009	2008
Net sales:
Automotive	$405,234	758,947	1,539,345	2,151,959
Consumer	71,781	112,635	297,657	415,825
Professional	111,718	150,333	357,428	447,179
Other	9,549	10,753	28,917	30,277
Total	$598,282	1,032,668	2,223,347	3,045,240

Operating (loss) income:
Automotive	$(83,834)	4,929	(383,538)	83,438
Consumer	(7,421)	(13,344)	(33,059)	997
Professional	8,012	15,942	34,826	59,374
Other	(9,237)	(14,128)	(44,795)	(48,130)
Total	$(92,480)	(6,601)	(426,566)	95,679

We recorded goodwill impairment charges of $292.3 million for Automotive, $22.7 million for Consumer and $12.8 million for QNX, reported in Other, in the nine months ended March 31, 2009.  All but $2.3 million of the impairment charges were recorded in the three months ended December 31, 2008.  An additional goodwill impairment charge of $2.3 million for Automotive was recorded in the three months ended March 31, 2009.  See Note 18, Goodwill Impairment.

Other operating loss also includes activity related to our corporate operations, net of reporting segment allocations.

Note 14.  Significant Customers

Presented below are the percentages of net sales to and gross accounts receivables due from customers who represent ten percent or more of our net sales or accounts receivable for the periods presented:

	Net Sales		Accounts Receivable
	Nine months ended March 31,		As of March 31,
	2009	2008	2009	2008
Audi/VW	15%	10%	16%	10%
BMW	14%	9%	11%	7%
Daimler AG	9%	20%	6%	15%
Chrysler	7%	8%	9%	10%
Other customers	55%	53%	58%	58%
Total	100%	100%	100%	100%

We anticipate that Daimler AG, Audi/VW and BMW will continue to account for a significant portion of our net sales and accounts receivable for the foreseeable future.  Our automotive customers are not obligated to any long-term purchase of our products.

On April 30, 2009, Chrysler and certain of its affiliates filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the U.S. Southern District of New York to reorganize its business. See Note 21, Subsequent Events.

Note 15.  Commitments and Contingencies

At March 31, 2009, we were subject to legal claims and litigation arising in the ordinary course of business, including the matters described below.  The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial position or results of operations.

In re Harman International Industries, Inc. Securities Litigation

On October 1, 2007, a purported class action lawsuit was filed by Cheolan Kim (the “Kim Plaintiff”) against Harman and certain of our officers in the United States District Court for the District of Columbia (the “Court”) seeking compensatory damages and costs on behalf of all persons who purchased our common stock between April 26, 2007 and September 24, 2007 (the “Class Period”).  The original complaint alleged claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “1934 Act”) and Rule 10b-5 promulgated thereunder.

The complaint alleged that the defendants omitted to disclose material adverse facts about Harman’s financial condition and business prospects.  The complaint contended that had these facts not been concealed at the time the merger agreement with Kohlberg Kravis Roberts & Co. (“KKR”) and GS Capital Partners VI Fund, L.P. and its related funds (“GSCP”) was entered into, there would not have been a merger agreement, or it would have been at a much lower price, and the price of our common stock therefore would not have been artificially inflated during the Class Period.  The Kim Plaintiff alleged that, following the reports that the proposed merger was not going to be completed, the price of our common stock declined, causing the plaintiff class significant losses.

On November 30, 2007, the Boca Raton General Employees’ Pension Plan (the “Boca Raton Plaintiff”) filed a purported class action lawsuit against Harman and certain of our officers in the Court seeking compensatory damages and costs on behalf of all persons who purchased our common stock between April 26, 2007 and September 24, 2007.  The allegations in the Boca Raton complaint are essentially identical to the allegations in the original Kim complaint, and like the original Kim complaint, the Boca Raton complaint alleges claims for violations of Sections 10(b) and 20(a) of the 1934 Act and Rule 10b-5 promulgated thereunder.

On January 16, 2008, the Kim Plaintiff filed an amended complaint.  The amended complaint, which extended the Class Period through January 11, 2008, contended that, in addition to the violations alleged in the original complaint, Harman also violated Sections 10(b) and 20(a) of the 1934 Act and Rule 10b-5 by knowingly failing to disclose “significant problems” relating to its portable navigation device (“PND”) sales forecasts, production, pricing, and inventory” prior to January 14, 2008.  The amended complaint claimed that when “Defendants revealed for the first time on January 14, 2008 that shifts in PND sales would adversely impact earnings per share by more than $1.00 per share in fiscal 2008,” that led to a further decline in our share value and additional losses to the plaintiff class.

On February 15, 2008, the Court ordered the consolidation of the Kim action with the Boca Raton action, the administrative closing of the Boca Raton action, and designated the short caption of the consolidated action as In re Harman International Industries, Inc. Securities Litigation, civil action no. 1:07-cv-01757 (RWR).  That same day, the Court appointed Arkansas Public Retirement System as lead plaintiff (“Lead Plaintiff”) and approved the law firm Cohen, Milstein, Hausfeld and Toll, P.L.L.C. to serve as lead counsel.

On March 24, 2008, the Court ordered, for pretrial management purposes only, the consolidation of Patrick Russell v. Harman International Industries, Incorporated, et al. with In re Harman International Industries, Inc. Securities Litigation.

On May 2, 2008, Lead Plaintiff filed a consolidated class action complaint (the “Consolidated Complaint”).  The Consolidated Complaint, which extends the Class Period through February 5, 2008, contends that Harman and certain of our officers and directors violated Sections 10(b) and 20(a) of the 1934 Act and Rule 10b-5 promulgated thereunder, by issuing false and misleading disclosures regarding our financial condition in fiscal year 2007 and fiscal year 2008.  In particular, the Consolidated Complaint alleges that defendants knowingly or recklessly failed to disclose material adverse facts about MyGIG radios, PNDs and our capital expenditures.  The Consolidated Complaint alleges that when Harman’s true financial condition became known to the market, the price of our common stock declined significantly, causing losses to the plaintiff class.

On July 3, 2008, defendants moved to dismiss the Consolidated Complaint in its entirety.  Lead Plaintiff opposed the defendants’ motion to dismiss on September 2, 2008, and defendants filed a reply in further support of their motion to dismiss on October 2, 2008.  The motion is now fully briefed.

Patrick Russell v. Harman International Industries, Incorporated, et al.

Patrick Russell (the “Russell Plaintiff”) filed a complaint on December 7, 2007 in the United States District Court for the District of Columbia and an amended purported putative class action complaint on June 2, 2008 against Harman and certain of our officers and directors alleging violations of the Employee Retirement Income Security Act of 1974 (“ERISA”) and seeking, on behalf of all participants in and beneficiaries of the Harman International Industries, Incorporated Retirement Savings Plan  (the “Plan”), compensatory damages for losses to the Plan as well as injunctive relief, imposition of a constructive trust, restitution, and other monetary relief.  The amended complaint alleges that from April 26, 2007 to the present, defendants failed to prudently and loyally manage the Plan’s assets, thereby breaching their fiduciary duties in violation of ERISA, by causing the Plan to invest in our common stock notwithstanding that the stock allegedly was “no longer a prudent investment for the Participants’ retirement savings.”  The amended complaint further claims that, during the Class Period, defendants failed to monitor the Plan fiduciaries, failed to provide the Plan fiduciaries with, and to disclose to Plan participants, adverse facts regarding Harman and our businesses and prospects.  The Russell Plaintiff also contends that defendants breached their duties to avoid conflicts of interest and to serve the interests of participants in and beneficiaries of the Plan with undivided loyalty.  As a result of these alleged fiduciary breaches, the amended complaint asserts that the Plan has “suffered substantial losses, resulting in the depletion of millions of dollars of the retirement savings and anticipated retirement income of the Plan’s Participants.”

On March 24, 2008, the Court ordered, for pretrial management purposes only, the consolidation of Patrick Russell v. Harman International Industries, Incorporated, et al. with In re Harman International Industries, Inc. Securities Litigation.

Defendants moved to dismiss the complaint in its entirety on August 5, 2008.  The Russell Plaintiff opposed the defendants’ motion to dismiss on September 19, 2008, and defendants filed a reply in further support of their motion to dismiss on October 20, 2008.  The motion is now fully briefed.

Siemens vs. Harman Becker Automotive Systems GmbH.

In October 2006, Harman Becker Automotive Systems GmbH (“Harman Becker”) received notice of a complaint filed against it by Siemens AG with the Regional Court in Düsseldorf in August 2006 alleging that certain of Harman Becker’s infotainment products, including both radio receiver and Bluetooth hands free telephony functionality, infringe upon a patent owned by Siemens.  In November 2006, Harman Becker filed suit with the German Federal Patent Court in Munich to nullify the claims of this patent.

On August 14, 2007, the court of first instance in Düsseldorf ruled that the patent in question had been infringed and ordered Harman Becker to cease selling the products in question in Germany, and to compile and submit data to Siemens AG concerning its prior sales of such products.  Harman Becker has appealed that ruling.

Despite the pending appeal, Siemens AG provisionally enforced the ruling against Harman Becker.  Accordingly, in December 2007, Harman Becker ceased selling aftermarket products covered by the patent in Germany, and submitted the required data to Siemens AG.

On June 4, 2008, the German Federal Patent Court nullified all relevant claims of Siemens AG’s patent.  As a result, Harman Becker resumed selling the affected products, and Siemens AG suspended further attempts to enforce the patent.  Siemens AG also requested that Harman Becker suspend its appeal of the Düsseldorf court’s ruling of infringement until the German Federal Patent Court’s nullity ruling has become final.  Harman Becker has consented to this suspension.  Harman Becker received the written decision of the German Federal Patent Court on August 18, 2008, and Siemens AG has appealed the decision to the German Federal Supreme Court. We expect these appellate proceedings to take at least three years until a final decision is rendered.

Automotive Supply Arrangements

We have arrangements with our automotive customers to provide products that meet predetermined technical specifications and delivery dates.  In the event that we do not satisfy the performance obligations under these arrangements, we may be required to indemnify the customer.  We accrue for any loss that we expect to incur under these arrangements when that loss is probable and can be reasonably estimated. For the three months and nine months ended March 31, 2009, we incurred zero and $2.6 million, respectively, of costs relating to delayed delivery of product to an automotive customer.  An inability to meet performance obligations on automotive platforms to be delivered in future periods could adversely affect our results of operations and financial condition in future periods.

Note 16.  Fair Value Measurements

In the first quarter of fiscal year 2009, we adopted SFAS 157, Fair Value Measurements (“SFAS 157”).  The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.

SFAS 157 establishes a three-tier fair value hierarchy to prioritize the inputs used in measuring fair value.  The hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels are defined as follows:

Level 1:	Observable inputs, such as unadjusted quoted market prices in active markets for the identical asset or liability.

Level 2:	Inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3:	Unobservable inputs reflecting the entity’s own assumptions in measuring the asset or liability at fair value.

The following table provides the fair value hierarchy for financial assets and liabilities measured on a recurring basis:

($000s omitted)	Fair Value at March 31, 2009
Description	Level 1	Level 2	Level 3
Assets/(Liabilities):
Money market funds	$34,110	---	---
Available-for-sale securities	7,005	---	---
Foreign currency forward contracts	---	(2,002)	---
Interest rate swap contract	---	(1,563)	---
Total	$41,115	(3,565)	---

Money market funds and available-for-sale-securities are classified as Level 1 as the fair value was determined from market quotes obtained from financial institutions in active markets.

We use foreign currency forward contracts and an interest rate swap contract to hedge market risks relating to possible adverse changes in foreign currency exchange rates and interest rates.  Our foreign currency forward contracts were measured at fair value using Level 2 inputs.  Such inputs include foreign currency spot and forward rates for similar transactions in actively quoted markets.

We have elected to use the income approach to value our interest rate swap contract, which uses observable Level 2 inputs at the measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted).  Level 2 inputs for the swap contract valuation are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on) and inputs other than quoted prices that are observable for the asset or liability (specifically Euro Interbank Offered Rate (“EURIBOR”) cash and swap rates EURIBOR and six by three month basis swap rates) at commonly quoted intervals, and credit risk.  These key inputs, including the EURIBOR cash rates for very short-term, futures rates for up to two years, and EURIBOR swap rates beyond the derivative maturity are used to construct the swap yield curve and discount the future cash flows to present value at the measurement date.  As the interest rate swap contract is a derivative liability, we have used our spread over LIBOR of five percent, applied to all cash flows to calculate the credit adjusted fair market value. If the interest rate swap contract was determined to be a derivative asset, we would use the credit default swap basis for our counterparty collected from Bloomberg to further discount the asset.  See Note 17, Derivatives, for further discussion regarding our derivative financial instruments.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities on an instrument-by-instrument basis.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  We did not elect fair value measurement for financial assets and liabilities.  Therefore, SFAS 159 did not impact our results of operations.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) which delays the effective date of SFAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The provisions of SFAS 157 for nonfinancial assets and liabilities will be adopted by us in the first quarter of fiscal year 2010.

Note 17.  Derivatives

We are exposed to market risk from changes in foreign currency exchange rates and interest rates, which could affect our operating results, financial position and cash flows.  We manage our exposure to these risks through our regular operating and financial activities and when appropriate, through the use of derivative financial instruments.  These derivative instruments are utilized to hedge economic exposures, as well as to reduce earnings and cash flow volatility resulting from shifts in market rates.  We enter into limited types of derivative contracts, including foreign currency spot and forward contracts and an interest rate swap, to manage foreign currency and interest rate exposures.  Our primary foreign currency exposure is the Euro.  The fair market values of all our derivative contracts change with fluctuations in interest rates and/or currency rates and are designed so that any changes in their values are offset by changes in the values of the underlying exposures.  Derivative financial instruments are held solely as risk management tools and not for trading or speculative purposes.

We are required to recognize all derivative instruments as either assets or liabilities at fair value in our Condensed Consolidated Balance Sheets.  As permitted, certain of these derivative contracts have been designated for cash flow hedge accounting treatment, whereby gains and losses are reported within accumulated other comprehensive income, until the underlying transaction occurs.  Certain of our derivatives, for which hedge accounting is not applied, are effective as economic hedges.  These derivative contracts are required to be recognized each period at fair value, with gains and losses reported in earnings, and therefore do result in some level of earnings volatility.  The level of volatility will vary with the type and amount of derivative hedges outstanding, as well as, fluctuations in the currency and interest markets during the period.  The related cash flow impacts of all our derivative activities are reflected as cash flows from operating activities.

Derivatives, by their nature involve varying degrees of market and credit risk.  The market risk associated with these instruments resulting from currency exchange and interest rate movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged.  We do not believe there is significant risk of loss in the event of non-performance by the counterparties associated with these instruments, because these transactions are executed with a diversified group of major financial institutions.  Furthermore, our policy is to deal with counterparties having a minimum investment grade or better credit rating.  Credit risk is managed through the continuous monitoring of exposures to such counterparties.

Foreign Exchange Risk Management

We use foreign currency forward contracts to hedge the price risk associated with foreign denominated forecasted purchases of materials used in our manufacturing process and to manage currency risk associated with operating costs in certain operating units.  These contracts generally mature in one year or less.  A portion of these contracts are designated as cash flow hedges.

At March 31, 2009, we had outstanding foreign currency forward exchange contracts with gross notional values of $202.3 million, which are summarized below:

($000s omitted)	Gross Notional Value	Fair Value Asset/ (Liability) (1)
Currency Hedged (Buy/Sell):
US Dollar/Euro	$141,255	(1,698)
Canadian Dollar/US Dollar	15,372	126
Swiss Franc/US Dollar	13,332	(142)
U.S. Dollar/Canadian Dollar	7,703	245
Swiss Franc/Euro	7,021	89
Japanese Yen/Euro	6,066	(358)
Swedish Krona/Euro	5,093	(25)
Other	6,445	(240)
Total	$202,287	(2,003)

(1) Represents the net receivable/(payable) included in the Condensed Consolidated Balance Sheets.

Cash Flow Hedges

We designate a portion of our foreign currency derivative contracts as cash flow hedges of foreign currency denominated purchases.  These contracts are recorded at fair value in the accompanying Condensed Consolidated Balance Sheets. The changes in fair value for these contracts are reported in accumulated other comprehensive income and are reclassified to either cost of sales or SG&A expenses, in our Condensed Consolidated Statements of Operations, in the period or periods during which the underlying transaction occurs.  If it becomes apparent that an underlying forecasted transaction will not occur, the amount recorded in accumulated other comprehensive income related to the hedge is reclassified to other expenses, in our Condensed Consolidated Statements of Operations, in the then-current period.  Amounts relating to such reclassifications were immaterial for the three and nine month periods ended March 31, 2009 and 2008.

Changes in the fair value of the derivatives are highly effective in offsetting changes in the cash flows of the hedged items because the amounts and the maturities of the derivatives approximate those of the forecasted exposures.  Any ineffective portion of the derivative is recognized in the current period in our Condensed Consolidated Statements of Operations, on the same line item in which the foreign currency gain or loss on the underlying hedged transaction was recorded.  No amount of ineffectiveness was recorded in the Condensed Consolidated Statements of Operations relating to foreign currency forward contracts for the three and nine months ended March 31, 2009 and 2008, and all components of each derivative’s gain or loss, with the exception of forward points (see below), were included in the assessment of hedge ineffectiveness.  As of March 31, 2009, the net liability fair value of these contracts was $1.9 million.   The amount associated with these hedges that is expected to be reclassified from accumulated other comprehensive income to earnings within the next 12 months is a loss of $0.4 million.

We elected to exclude forward points from the effectiveness assessment.  At the end of the period we calculate the excluded amount, which is the fair value relating to the change in forward points that is recorded to current earnings as miscellaneous, net.  For the three months ended March 31, 2009 and 2008, we recognized $0.9 million and $0.3 million, respectively, in net gains related to the change in forward points.  For the nine months ended March 31, 2009 and 2008, we recognized $1.6 million and $0.9 million, respectively, in net gains related to the change in forward points.

Economic Hedges

When hedge accounting is not applied to forward contracts, we recognize the gain or loss on the associated contracts directly in current period earnings in cost of sales, in our Condensed Consolidated Statements of Operations, as unrealized exchange gains/(losses).  At March 31, 2009, the net liability fair value of these contracts was $0.3 million.

As of March 31, 2009, we had forward contracts maturing through May 2009 to purchase and sell the equivalent of $41.8 million of various currencies to hedge foreign currency denominated inter-company loans.  At March 31, 2009, the fair value of these contracts was a liability of $0.2 million.  Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans in other non-operating income.

Interest Rate Risk Management

We have one interest rate swap contract with a notional amount of $24.9 million to manage our interest rate exposure and effectively convert interest on an operating lease from a variable rate to a fixed rate.  The objective of the swap is to offset changes in rent expenses caused by interest rate fluctuations.  The interest rate swap contract is designated as a cash flow hedge.  At the end of each reporting period, the discounted fair value of the swap contract is calculated and recorded in accumulated other comprehensive income.  The accrued but unpaid net interest on the swap contract is recorded in rent expense, within SG&A expenses in our Condensed Consolidated Statements of Operations.  If the hedge is determined to be ineffective, the ineffective portion will be reclassified from other comprehensive income and recorded as rent expense, within SG&A expenses.  No amount of ineffectiveness was recognized in the three months and nine months ended March 31, 2009 and 2008 and all components of the derivative loss were included in the assessment of the hedged effectiveness.  The amount associated with the swap contract that is expected to be recorded as rent expense in the next 12 months is a gain of $0.3 million.

The following tables provide a summary of the fair value amounts of our derivative instruments, on a gross basis at March 31, 2009:

Fair Values of Derivative Instruments as of March 31, 2009:

($000s omitted)
Derivatives Designated as Hedging Instruments, Gross:	Balance Sheet Location	2009
Other Assets:
Foreign exchange contracts - forwards	Other assets	$1,483
Other Liabilities:
Foreign exchange contracts - forwards	Other liabilities	$3,397
Interest rate swap	Accrued liabilities	654
Interest rate swap	Other non-current liabilities	909
Total		$4,960
Economic Hedges, Gross:
Other Assets:
Foreign exchange contracts - forwards	Other assets	$1,088
Other Liabilities:
Foreign exchange contracts - forwards	Other liabilities	1,177
Net derivatives		$(3,566)

Derivatives in Cash Flow Hedging Relationships:

The following tables show derivative activity for derivatives designated as cash flow hedges for the three and nine months ended March 31, 2009:

Derivatives Designated as Hedging Instruments For the Three Months Ended March 31, 2009:

($000s omitted
Derivative	Gain/(Loss) Recognized in OCI (Effective Portion)	Location of Derivative Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion)	Loss Recognized in Income on Derivatives (Ineffective Portion)	Location of Amount Excluded from Effectiveness Testing	Gain/(Loss) from Amounts Excluded from Effectiveness Testing
Foreign exchange contract - forwards	$(1,691)	Cost of sales	2,711		---	Other expense, net	(530)
Foreign exchange contract - forwards	---	SG&A	5		---	SG&A	(14)
Interest rate swap	(453)	Rent expense	(22)	Rent expense	(4)		---
Total cash flow hedges	$(2,144)		2,694		(4)		(544)

Derivatives Designated as Hedging Instruments For the Nine Months Ended March 31, 2009:

($000s omitted
Derivative	Gain/(Loss) Recognized in OCI (Effective Portion)	Location of Derivative Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion)	Loss Recognized in Income on Derivatives (Ineffective Portion)	Location of Amount Excluded from Effectiveness Testing	Gain/(Loss) from Amounts Excluded from Effectiveness Testing
Foreign exchange contract - forwards	$5,019	Cost of sales	4,054		---	Other expense, net	(1,153)
Foreign exchange contract - forwards	---	SG&A	73		---	SG&A	(37)
Interest rate swap	(2,543)	Rent expense	83	Rent expense	(2)		---
Total cash flow hedges	$2,476		4,210		(2)		(1,190)

Economic Hedges

The following summarizes gains and losses from our derivative instruments that are not designated as hedging instruments for the three and nine months ended March 31, 2009:

($000s omitted)
Derivative	Location of Derivative Gain/(Loss)	For the Three Months Ended March 31,	For the Nine Months Ended March 31,
		2009	2009
Foreign exchange contracts - forwards	Other Expense, net	$(56)	2,869

Note 18.  Goodwill Impairment

SFAS 142, Goodwill and Other Intangible Assets, (“SFAS 142”) requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. At June 30, 2008, our goodwill balance was $436.4 million.  We tested goodwill for impairment during the fourth quarter of fiscal year 2008.  At that time, we concluded that the fair value of each reporting unit was in excess of its carrying value.

Second Quarter 2009 Impairment:

During the three months ended December 31, 2008, we experienced a significant decline in our market capitalization as deteriorating economic conditions and negative industry trends adversely affected our business.  We concluded that events had occurred and circumstances had changed during the three months ended December 31, 2008, which required us to perform an interim period goodwill impairment test in accordance with SFAS 142.

The impairment test for goodwill is a two step process.  The first step involved comparing the fair value of each reporting unit to its carrying value. The fair value of each reporting unit was determined using established valuation techniques, specifically the market and income approaches.

During the three months ended December 31, 2008, the preliminary results of the first step indicated that the fair value of our Professional reporting unit was in excess of its carrying value, and thus, we concluded no impairment existed for this reporting unit.  However, the preliminary results of the first step for the Consumer, Automotive and QNX reporting units indicated fair value was less than carrying value, and thus, we proceeded to the second step of the goodwill impairment test for these units.

In the second step of the goodwill impairment test, we determined the amount of impairment by comparing the implied fair value of our goodwill to the recorded amount of goodwill for the Automotive, Consumer and QNX reporting units.  The implied fair value of goodwill is calculated as the excess of fair value of the reporting unit over the amounts assigned to its assets and liabilities.  Based on the preliminary results of the second step, we recognized a non-cash goodwill impairment charge of $325.4 million, $289.9 million, net of taxes, which represented the balance of goodwill for the Automotive and Consumer units and a portion of the goodwill for the QNX unit.  The impairment charge was recorded in goodwill impairment in our Condensed Consolidated Statement of Operations during the three months ended December 31, 2008.  This non-cash charge does not affect our debt covenant compliance, cash flows or ongoing results of operations.  We finalized the results of our preliminary analysis in the three months ended March 31, 2009.  No further adjustments were required.

Third Quarter 2009 Impairment:

During the three months ended March 31, 2009, we continued to experience declines in our market capitalization as deteriorating economic conditions and negative industry trends continued to adversely affect our business.  As such, we determined that an additional goodwill impairment test was required in accordance with SFAS 142.

The first step of the goodwill impairment test indicated that the fair value of our Automotive reporting unit was less than its carrying value, and thus, we proceeded to the second step of the goodwill impairment test for this unit.

As noted above in our discussion on the second quarter impairment test, 100% of the goodwill of the Automotive reporting unit was impaired at that time.  During the three months ended March 31, 2009, however, additional goodwill of $2.3 million was recorded related to contingent purchase price consideration associated with a prior acquisition.  After conducting a step two test on this unit following the same methodology as detailed in the second quarter discussion above, we determined that this goodwill was similarly impaired and, as such, recognized a non-cash goodwill impairment charge of $2.3 million.  There was no tax impact in connection with this charge, which represented the balance of goodwill for the Automotive unit.  The impairment charge was recorded in goodwill impairment in our Condensed Consolidated Statement of Operations for the three months ended March 31, 2009.  This non-cash charge does not affect our debt covenant compliance, cash flows or ongoing results of operations.

The changes in the carrying amount of goodwill for the nine months ended March 31, 2009 were as follows:

($000s omitted)	Automotive		Consumer	Professional	Other	Total
Balance at June 30, 2008		$367,492	23,369	45,586	---	436,447
Realignment of business segments (Note 13)		(52,497)	---	---	52,497	---
Contingent purchase price consideration associated with the acquisition of Innovative Systems GmbH		8,513	---	---	---	8,513
Impairment charge		(292,303)	(22,663)	---	(12,820)	(327,786)
Other adjustments(1)		(31,205)	(706)	(5,473)	---	(37,384)

Balance at March 31, 2009	$	---	---	40,113	39,677	79,790

(1)	The other adjustments to goodwill primarily consist of foreign currency translation adjustments.

Note 19.  Investment in Joint Venture

In October 2005, we formed Harman Navis Inc., a joint venture located in Korea, to engage in the design and development of navigation systems for Asian markets.  We evaluated the joint venture agreement under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, and determined that the newly formed joint venture was a variable interest entity.  Because Harman contributed the majority of capital to the joint venture, we concluded that we were most likely to absorb the majority of losses incurred by the entity, thus requiring us to consolidate the joint venture.  We have consolidated the joint venture since inception.

We own a 50 percent equity interest in the joint venture.  We are not obligated to fund any joint venture losses beyond our investment, and we have not done so since inception of the joint venture.  At March 31, 2009, the net assets of the joint venture were $7.6 million.  Due to the effect of accumulated losses, there is no minority interest recorded in our Condensed Consolidated Balance Sheet as of March 31, 2009.

Subsequent to March 31, 2009, we entered into a restructuring agreement which amends the joint venture agreement and other related agreements.  Over time, we will sell our share of the joint venture to our 50 percent equity partner.  We will deconsolidate this entity when our ownership falls below 50 percent and the other partner gains control. See Note 21, Subsequent Events.

Note 20.  Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), which requires the recognition of assets acquired, liabilities assumed and any non-controlling interests at the acquisition date fair value with limited exceptions.  SFAS 141R will change the accounting treatment for certain specific items and include a substantial number of new disclosure requirements.  These changes include (a) the “acquirer” recording all assets and liabilities of the acquired business, including goodwill, generally at their fair values, (b) contingent consideration arrangements being recorded at fair value on the date of acquisition, with changes in fair value recognized in earnings until settled, and (c) acquisition-related transaction and restructuring costs being expensed rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired.  SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008.  SFAS 141R will apply to any acquisitions consummated by us on or after July 1, 2009.  We are currently evaluating the impact of the adoption of SFAS 141R on future acquisitions.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements. SFAS 160 is effective for us beginning July 1, 2009.   We do not expect the adoption of SFAS 160 to have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. The new standard requires additional disclosures regarding a company’s derivative instruments and hedging activities by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features that are credit risk-related as well as cross-referencing within the notes to the financial statements to enable financial statement users to locate important information about derivative instruments, financial performance and cash flows. We adopted this standard effective as of January 1, 2009. The only impact from this standard was to require us to expand our disclosures regarding our derivative instruments. Refer to Note 17, Derivatives for additional information.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”).  FSP APB 14-1 requires the issuer of convertible debt instruments with cash settlement features to account separately for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate at the time of issuance. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. FSP APB 14-1 will also require an accretion of the resultant debt discount over the expected life of the debt. The proposed transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008.  Early adoption is not permitted.  FSP APB 14-1 is effective for us beginning July 1, 2009.  We expect the implementation of FSP APB 14-1 to have a material impact on our consolidated financial statements and will result in higher non-cash interest expense from fiscal year 2008 through October 23, 2012 and will be dilutive to earnings per share.  We are currently evaluating our non convertible borrowing rate and the fair value of the conversion privilege with respect to the Notes and the related impact on our consolidated financial statements.

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

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”).  FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157, when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability.  The new approach is designed to address whether a market is inactive, and if so whether a market should be considered distressed.  The objective of the FSP FAS 157-4 is to remain consistent with the principles of SFAS 157, yet provide additional guidance on how fair value measurements might be determined in an inactive market.  FSP 157-4 also requires additional disclosures relating to an entity’s valuation techniques and its major categories of investments in debt and equity securities.  FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009.  Early adoption is permitted.  FSP FAS 157-4 is effective for us beginning July 1, 2009.  We are currently evaluating the impact that FSP FAS 157-4 will have on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 & APB 28-1”).  FSP FAS 107-1 & APB 28-1 amends FASB Statement 107, Disclosures about Fair Value of Financial Instruments by requiring disclosures about fair value of financial instruments for interim reporting periods of publicly-held companies, as well as in annual financial statements.  FSP FAS 107-1 & APB 28-1 also amends APB No. 28, Interim Financial Reporting, by requiring these disclosures in summarized financial information at interim reporting periods.  This FSP is effective for interim reporting periods ending after June 15, 2009.  Early adoption is permitted.  FSP FAS 107-1 & APB 28-1 is effective for us beginning July 1, 2009.  We are currently evaluating the impact that FSP 107-1 & APB 28-1 will have on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 & FAS 124-2”).  FSP FAS 115-2 & FAS 124-2 amends the other-than-temporary impairment guidance for certain debt securities and requires an investor to assess the likelihood of selling the security, prior to recovering its cost basis.  If an investor is able to meet the criteria to assert that it will not have to sell a security before recovery, impairment charges related to credit losses would be recognized in earnings, while impairment charges related to non-credit losses would be reflected in other comprehensive income. It also amends the disclosure requirements by requiring entities to disclose information that will help users understand the types of investments held, including information about investments in an unrealized loss position for which an impairment has not been recognized.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  Early adoption is permitted for periods ending after March 15, 2009.  FSP FAS 115-2 & FAS 124-2 is effective for us beginning July 1, 2009.  We are currently evaluating the impact that FSP FAS 115-2 & FAS 124-2 will have on our consolidated financial statements.

Note 21.  Subsequent Events

Investment in Joint Venture

Subsequent to March 31, 2009, we entered into a restructuring agreement which amends the Harman Navis Inc. joint venture agreement and other related agreements.  Over time, we will sell our share of this joint venture to our 50 percent equity partner.  We will deconsolidate this entity when our ownership decreases below 50 percent and the other partner gains control.

Senior Convertible Notes

The Indenture contains covenants, one of which requires us to calculate the ratio of Consolidated Total Debt to Consolidated EBITDA, as defined in the Indenture, for the most recently ended four quarter period, each time we incur additional indebtedness.  In April 2009, we have exceeded the minimum ratio for this covenant and, as a result, we will not be able to incur additional indebtedness without obtaining a waiver from the holders of a majority in principal amount of the Notes.  We do not intend to incur additional indebtedness unless we obtain a waiver or are able to satisfy this covenant.  If we were to incur additional indebtedness, at a time when we failed to meet the minimum ratio of Consolidated Total Debt to Consolidated EBITDA (unless we received a waiver), we would be in violation of our covenant under the Indenture.  If the violation is not remedied within 60 days, the Notes could become due, which would have a material adverse affect on our financial condition and our results of operations, and would also lead to an event of default under the Amended Credit Agreement and the acceleration of the loans thereunder.  Based on our forecast, we believe that we will be in compliance with these covenants for at least the next 12 months.

Sale of Assets

On May 1, 2009, our wholly-owned subsidiary, Harman Becker Automotive Systems GmbH, completed the sale of certain tangible and intangible assets pursuant to the terms of an asset purchase agreement.  The assets sold consisted of technology, software, software licenses, patents, trademarks, contracts and other intellectual property rights relating to our Automotive segment’s products for use in automated speech recognition, speech dialog management and acoustic speech enhancement.   At the closing of the transaction, we received gross proceeds of $20.2 million.  The agreement also provides for the transfer of approximately 80 of our employees to the acquiring third party.

Chrysler Auto Supplier Support Program and Bankruptcy Filing

Subsequent to March 31, 2009, we have decided to participate in the U.S. government-backed auto supplier support program (the “Program”) with Chrysler LLC (“Chrysler”).  The Program covers a portion of our receivables pertaining to Chrysler shipments to U.S. assembly plants after March 19, 2009 for a fee of either two percent or three percent discount from the face value of eligible accounts receivable, depending on whether we opt for immediate payment or payment on normal trade terms.

On April 30, 2009, Chrysler and certain of its affiliates filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York to reorganize its business.  Our sales to Chrysler and its affiliates were approximately seven percent of our total net sales for the three and nine months ended March 31, 2009.  At the time of the bankruptcy filing, Chrysler owed us approximately $30.7 million for products shipped prior to the date of the filing, of which $34.1 million was outstanding as of March 31, 2009.  Our U.S. exposure for uncollected accounts receivable prior to March 19, 2009 is $3.7 million and we have fully reserved for this exposure at March 31, 2009.  We have exposure related to accounts receivable for non-U.S. Chrysler entities, which we have not reserved for, as these entities have not filed for bankruptcy in their respective countries and we believe collectibility is reasonably assured as they are current on their payments.  To the extent the Chrysler receivables are not paid through the Program, a portion of them still may be paid as an administrative claim in connection with the bankruptcy proceeding.  The timing and extent of such administrative priority payments, if any, will depend upon whether the Chrysler bankruptcy estate is administratively solvent and whether its reorganization plan is approved.  In addition, Chrysler has filed a motion in the bankruptcy court seeking approval to continue the Program on a post-petition basis and to pay pre-petition claims of its “essential suppliers.”  Some or all of our remaining pre-petition accounts receivable from Chrysler may be paid in the near term pursuant to that motion or later through the ordinary bankruptcy claims process.

In connection with its bankruptcy filing, Chrysler announced that most manufacturing operations will be temporarily idled until the proposed sale is complete.  Consequently, as of May 1, 2009, we have also temporarily idled our Chrysler-related manufacturing operations at our Washington, Missouri facility and expect that this will continue until Chrysler emerges from bankruptcy or recommences its manufacturing operations.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q, together with Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 (“2008 Form 10-K”).  This discussion contains forward-looking statements which are based on our current expectations and experience and our perception of historical trends, current market conditions, including customer acceptance of our new products, current economic data, expected future developments, including foreign currency exchange rates, and other factors that we believe are appropriate under the circumstances.  These statements involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements.  Unless otherwise indicated, “Harman,” “the company,” “we,” “our,” and “us” are used interchangeably to refer to Harman International Industries, Incorporated and its consolidated subsidiaries.

We begin our discussion with an overview of our company to give you an understanding of our business and the markets we serve. We then discuss recent developments. This is followed by a discussion of our critical accounting policies, and then by a discussion of our results of operations for the three and nine months ended March 31, 2009 and 2008.  We include in this discussion an analysis of certain significant period-to-period variances in our Condensed Consolidated Statements of Operations and an analysis of our restructuring program.  We also provide specific information regarding our three reportable business segments: Automotive, Consumer and Professional.  We then discuss our financial condition at March 31, 2009 with a comparison to June 30, 2008.  This section contains information regarding our liquidity, capital resources and cash flows from operating, investing and financing activities.  We complete our discussion with an update on our outlook.

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

During the three months ended September 30, 2008, we revised our business segments to align our strategic approach to the markets and customers we serve.  We now report financial information for the QNX business in our Other segment.  The QNX business was previously reported in our Automotive segment.  The realignment reflects our focus to grow the QNX business in other, non-automotive industries, including networking, medical, instrumentation and industrial control.  Segment information for the prior period has been reclassified to conform to the new presentation.

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

Consumer designs, manufactures and markets loudspeaker, electronic systems and headphones for multimedia, home and mobile applications. Multimedia applications include innovative accessories for portable electronic devices including music-enabled cell phones such as the iPhoneTM, and MP3 players including the iPodTM.  Our multimedia applications also include audio systems for personal computers.  Home applications include systems to provide high-quality audio throughout the home and to enhance home theatres.  Aftermarket mobile products include speakers and amplifiers that deliver audio entertainment in the vehicle.  Consumer products are primarily distributed through retail outlets.

Professional designs, manufactures and markets loudspeakers and electronic systems installed by audio professionals in concert halls, stadiums, airports, houses of worship and other public spaces.  We also develop products for recording, broadcast, cinema, touring and music reproduction applications.  In addition, we have leading products in both the portable PA market and musician vertical markets serving small bands, DJs and other performers.  A growing number of our products are enabled by our proprietary HiQnet protocol which provides centralized monitoring and control of both complex and simple professional audio systems.

Our Other segment includes the operations of the QNX business, which offers embedded operating system software and related development tools and consulting services used in a variety of products and industries.  Our Other segment also includes compensation, benefit and occupancy costs for our corporate employees.

Our products are sold worldwide, with the largest markets located in the United States and Germany. In the United States, our primary manufacturing facilities are located in California, Kentucky, Missouri, Indiana and Utah. Outside of the United States, we have significant manufacturing facilities in Germany, Austria, the United Kingdom, Mexico, Hungary, France and China.  During fiscal year 2008, we announced an expansion of our restructuring program that will reduce our manufacturing footprint and resulted in the closure of our Automotive manufacturing facilities in California and Indiana.

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

Recent Events

Recent Borrowings Under Revolving Credit Facility

On March 31, 2009 we and one of our wholly-owned subsidiaries, Harman Holding GmbH & Co. KG entered into a Second Amended and Restated Multi-Currency, Multi-Option Credit Agreement (the “Amended Credit Agreement”), amending and restating the Amended and Restated Multi-Currency, Multi-Option Credit Agreement dated June 22, 2006.  The Amended Credit Agreement, among other things, extended the maturity date from June 28, 2010 to December 31, 2011 and reduced the maximum amount of available credit under the revolving credit facility from $300 million to $270 million.  Interest rates for borrowings under the Amended Credit Agreement were increased to three percent above the applicable base rate for base rate loans and four percent over London Interbank Offered Rate (“LIBOR”) for Eurocurrency loans.  In addition, the annual facility fee rate payable under the Amended Credit Agreement has increased to one percent.  We expect interest expense to increase due to both the increase in interest rates and the increase in borrowings under the Amended Credit Agreement.

The Amended Credit Agreement contains financial and other covenants that require us to maintain certain specified ratios and liquidity levels, and imposes certain limitations on us and certain of our subsidiaries, which are more fully described in the section entitled Financial Condition, within this Management’s Discussion and Analysis and in Note 8, Debt in our Notes to the Condensed Consolidated Financial Statements.

Guarantee and Collateral Agreement

In connection with the Amended Credit Agreement, we and certain of our subsidiaries also entered into a guarantee and collateral agreement (the “Guarantee and Collateral Agreement”), which provides, among other things that the obligations under the Amended Credit Agreement are guaranteed by us and each of the subsidiary guarantors and that the obligations are generally secured by liens on substantially all of our assets and certain of our subsidiary guarantors’ assets.

Chrysler Auto Supplier Support Program and Bankruptcy Filing

Subsequent to March 31, 2009, we have decided to participate in the U.S. government-backed auto supplier support program (the “Program”) with Chrysler LLC (“Chrysler”).  The Program covers a portion of our receivables pertaining to Chrysler shipments to U.S. assembly plants after March 19, 2009 for a fee of either two percent or three percent discount from the face value of eligible accounts receivable, depending on whether we opt for immediate payment or payment on normal trade terms.

On April 30, 2009, Chrysler and certain of its affiliates filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York to reorganize its business.  Our sales to Chrysler were approximately seven percent of our total net sales for the three and nine months ended March 31, 2009.  At the time of the bankruptcy filing, Chrysler and its affiliates owed us approximately $30.7 million for products shipped prior to the date of the filing, of which $34.1 million was outstanding as of March 31, 2009.  Our U.S. exposure for uncollected accounts receivable prior to March 19, 2009 is $3.7 million and we have fully reserved for this exposure at March 31, 2009.  We have exposure related to accounts receivable from non-U.S. Chrysler entities which we have not reserved for, as these entities have not filed for bankruptcy in their respective countries and we believe collectibility is reasonably assured as they are current on their payments.  To the extent the Chrysler receivables are not paid through the Program, a portion of them still may be paid as an administrative claim in connection with the bankruptcy proceeding.  The timing and extent of such administrative priority payments, if any, will depend upon whether the Chrysler bankruptcy estate is administratively solvent and whether its reorganization plan is approved.  In addition, Chrysler has filed a motion in the bankruptcy court seeking approval to continue the Program on a post-petition basis and to pay pre-petition claims of its “essential suppliers.”  Some or all of our remaining pre-petition accounts receivable from Chrysler may be paid in the near term pursuant to that motion or later through the ordinary bankruptcy claims process.

In connection with its bankruptcy filing, Chrysler announced that most manufacturing operations will be temporarily idled until the propsed sale is complete.  Consequently, as of May 1, 2009, we have also temporarily idled our Chrysler-related manufacturing operations at our Washington, Missouri facility and expect that this will continue until Chrysler emerges from bankruptcy or recommences its manufacturing operations.

Critical Accounting Policies

For the three and nine months ended March 31, 2009, there were no significant changes to our critical accounting policies and estimates from those disclosed in the consolidated financial statements and the related notes included in our 2008 Form 10-K or our Quarterly Report on Form 10-Q for the three months ended September 30, 2008 and our Quarterly Report on Form 10-Q for the three and six months ended December 31, 2008.

Results of Operations

Net Sales

Our net sales for the three months ended March 31, 2009 were $598.3 million, compared to $1.033 billion in the same period last year, a decrease of 42 percent.  For the nine months ended March 31, 2009, net sales were $2.223 billion, compared to net sales of $3.045 billion in the same prior year period, a decrease of 27 percent.  Foreign currency translation had an unfavorable impact on net sales of $86.1 million and $104.5 million, respectively, when compared to the same three and nine month periods in the prior year.  For the three and nine months ended March 31, 2009, each of our reporting segments reported lower sales compared to the same period in the prior year.  The decline in overall net sales was attributable to continued weakness in the automotive market as automakers cut production in response to weak economic conditions.  Our Professional and Consumer segments were also negatively affected by the financial and economic crisis, where reductions in the availability of credit and lower consumer spending resulted in lower net sales.

Presented below is a summary of our net sales by reporting segment:

($000s omitted)	Three months ended March 31,				Nine months ended March 31,

	2009	%	2008	%	2009	%	2008	%
Net sales:
Automotive	$405,234	68%	758,947	73%	$1,539,345	69%	2,151,959	71%
Consumer	71,781	12%	112,635	11%	297,657	13%	415,825	14%
Professional	111,718	19%	150,333	15%	357,428	16%	447,179	15%
Other	9,549	1%	10,753	1%	28,917	2%	30,277	---%
Total	$598,282	100%	1,032,668	100%	$2,223,347	100%	3,045,240	100%

Automotive - Net sales for the three months ended March 31, 2009 decreased $353.7 million, or 47 percent compared to the same period in the prior year.  Foreign currency translation adversely affected net sales by $72.6 million compared to the same three month period last year.  Net sales for the nine months ended March 31, 2009 decreased $612.6 million, or 28 percent compared to the same period in the prior year.  Foreign currency translation adversely affected sales by $83.8 million compared to the same period in the prior year.

For the three months ended March 31, 2009, the reduction in net sales versus the prior year was primarily attributable to Daimler’s strategic decision to move to dual sourcing on select Mercedes models, as well as reduced production by some of our major automotive customers, including Chrysler, Toyota, Porsche, and Hyundai and Audi.  For the nine months ended March 31, 2009, these reductions in net sales versus the prior year were also primarily attributable to Daimler’s strategic decision to move to dual sourcing on select Mercedes models, as well as reduced production by some of our major automotive customers, including Chrysler, Toyota, Porsche, partially offset by higher sales relating to the launch of our products in various new Audi, BMW, Hyundai and Subaru models.

Consumer - Net sales for the three months ended March 31, 2009 decreased $40.9 million, or 36 percent, compared to the same three month period in the prior year.  Foreign currency translation adversely affected sales by $7.4 million compared to the same three month period in the prior year.  Net sales for the nine months ended March 31, 2009 decreased $118.2 million, or 28 percent, compared to the same period in the prior year.  Foreign currency translation adversely affected sales by $11.0 million compared to the same period in the prior year.

During the three and nine months ended March 31, 2009, the consumer retail environment continued to be challenging, as consumer spending has slowed and resulted in lower sales.  Sales were also lower due to Consumer’s exit from the PND business and other unprofitable products.

Professional - Net sales for the three months ended March 31, 2009 decreased $38.6 million, or 26 percent compared to the same period in the prior year.  Foreign currency translation adversely affected sales by $6.1 million compared to the same period last year.  Net sales for the nine months ended March 31, 2009 decreased $89.8 million, or 20 percent, compared to the same period in the prior year.  Foreign currency translation adversely affected sales by $9.7 million when compared to the same period in the prior year.

The decrease in sales compared to the same periods last year was due to the effect of the weak economy on both our distributors’ liquidity and market demand.

Gross Profit

Gross profit as a percentage of net sales decreased 6.4 percentage points to 18.9 percent for the three months ended March 31, 2009 compared to 25.3 percent of net sales in the same prior year period.  Gross profit as a percentage of net sales decreased 3.3 percentage points to 23.9 percent for the nine months ended March 31, 2009 compared to 27.2 percent of net sales in the same prior year period.  Gross profit margins were lower than the same periods in the prior year due to decreased factory utilization associated with lower sales and increased restructuring costs and product mix.

Presented below is a summary of our gross profit by reporting segment:

($000s omitted)	Three months ended March 31,				Nine months ended March 31,
	2009	Percent of net sales	2008	Percent of net sales	2009	Percent of net sales	2008	Percent of net sales
Gross Profit:
Automotive	$52,096	12.9%	171,465	22.6%	$306,978	19.9%	531,205	24.7%
Consumer	15,972	22.2%	23,650	21.0%	70,379	23.6%	100,291	24.1%
Professional	39,346	35.2%	58,770	39.1%	136,058	38.1%	174,792	39.1%
Other	5,881	61.6%	7,248	67.4%	18,667	64.6%	20,544	67.9%
Total	$113,295	18.9%	261,133	25.3%	$532,082	23.9%	826,832	27.2%

Automotive – Gross profit as a percentage of net sales decreased 9.7 percentage points to 12.9 percent for the three months ended March 31, 2009 compared to the same period in the prior year.  Gross profit as a percentage of net sales decreased 4.8 percentage points to 19.9 percent for the nine months ended March 31, 2009 compared to the same period in the prior year.  The gross profit margin declines for the three and nine months ended March 31, 2009 were due to changes in sales mix, lower factory utilization associated with the decrease in sales, and restructuring costs incurred in connection with the announced plant downsizings or closings in California, Indiana, France and Sweden and a warranty center in New Jersey, partially offset by one-time warranty charges incurred in the three and nine months ended March 31, 2008, relating to engineering changes for one of our products.  Restructuring costs recorded at these locations relate to accelerated depreciation on machinery and equipment and the reclassification of the Martinsville property as held for sale from held and used.

Consumer – Gross profit as a percentage of net sales increased 1.2 percentage points to 22.2 percent for the three months ended March 31, 2009 compared to the same period in the prior year.  Gross profit as a percentage of net sales decreased 0.5 percentage points to 23.6 percent for the nine months ended March 31, 2009 compared to the same prior year period.  Gross profit margins for the three months ended March 31, 2009 increased due to our favorable product mix as a result of our exit from unprofitable product lines of business.  Gross profit margins decreased for the nine months ended March 31, 2009 primarily due to under-absorption of fixed costs due to lower sales volumes, offset by higher product margins due to the exit of unprofitable lines of business.

Professional – Gross profit as a percentage of net sales decreased 3.9 percentage points to 35.2 percent for the three months ended March 31, 2009 compared to the same period in the prior year.  Gross profit as a percentage of net sales decreased 1.0 percentage point to 38.1 percent for the nine months ended March 31, 2009 compared to the same prior year period.  Lower factory utilization associated with the sales decline reduced gross margins for the three months and nine months ended March 31, 2009 compared to the same period in the prior year.  For the nine months ended March 31, 2009, favorable product mix and lower factory overhead costs partially offset the effect of the volume shortfall.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $203.4 million for the three months ended March 31, 2009 compared to $267.7 million in the same period in the prior year.  Despite the decline in the amount of SG&A expense, SG&A as a percentage of net sales for the three months ended March 31, 2009 increased 8.1 percentage points to 34.0 percent compared to the same prior year period due to the decrease in sales.  Foreign currency translation contributed $20.2 million to the decrease in SG&A expenses during the quarter.  Other factors contributing to the decrease in SG&A included $17.5 million of restructuring costs incurred in the three months ended March 31, 2009 compared with $33.4 million of restructuring in the same period in the prior year, and a $2.0 million decrease in share-based compensation expense compared to the same prior year period.  The decrease also reflects a reduction in research and development (“R&D”) costs.  R&D, a significant component of our SG&A expenses, decreased by $24.7 million to $79.4 million for the three months ended March 31, 2009 compared to $104.1 million in the same period last year.

We continue to incur costs relating to our restructuring program, which is designed to address our global footprint, cost structure, technology portfolio, human resources and internal processes.  We recorded restructuring charges in SG&A of $17.5 million in the three months ended March 31, 2009.  Restructuring costs are further described under the caption Restructuring Programs later in this discussion.

For the nine months ended March 31, 2009, SG&A expenses were $630.9 million compared to $731.2 million in the same period in the prior year.  As a percentage of net sales, SG&A increased 4.4 percentage points to 28.4 percent for the nine months ended March 31, 2009 compared to the same prior year period due to the decrease in sales.  Foreign currency translation contributed $24.6 million to the decrease in SG&A expenses when compared to the prior year period.  Other factors contributing to the decrease in SG&A included a reduction in R&D costs of $41.9 million, $13.6 million lower share-based compensation and benefits expenses, primarily reflecting a benefit from stock option forfeitures due to executive retirements, a benefit from adjusting our profit sharing accrual as the fiscal 2008 contribution was not approved and reductions in advertising and promotion expenses.  These decreases were partially offset by $44.6 million of restructuring expenses compared with $34.1 million in the same period in the prior year.  SG&A expenses for the nine months ended March 31, 2008 included $13.8 million in merger costs.

Presented below is a summary of SG&A expenses by reporting segment:

($000s omitted)	Three months ended March 31,				Nine months ended March 31,
	2009	Percent of net sales	2008	Percent of net sales	2009	Percent of net sales	2008	Percent of net sales
SG&A Expenses:
Automotive	$133,589	33.0%	166,536	21.9%	$398,213	25.9%	447,767	20.8%
Consumer	23,394	32.6%	36,994	32.8%	80,775	27.1%	99,294	23.9%
Professional	31,334	28.0%	42,828	28.5%	101,232	28.3%	115,418	25.8%
Other	15,117	---	21,376	---	50,642	---	68,674	---
Total	$203,434	34.0%	267,734	25.9%	$630,862	28.4%	731,153	24.0%

Automotive – SG&A expenses were $133.6 million for the three months ended March 31, 2009, compared to $166.5 million for the same period in the prior year.  As a percentage of net sales, SG&A expenses increased 11.1 percentage points to 33.0 percent for the three months ended March 31, 2009 compared to the same period in the prior year.  Foreign currency translation contributed $15.8 million to the decrease in SG&A expenses during the quarter.  R&D expenses decreased to $66.0 million, or 16.3 percent of net sales, for the three months ended March 31, 2009 compared to $84.8 million, or 11.2 percent of net sales, in the same prior year period.  Approximately $9.6 million of the decrease in R&D expenses was due to changes in currency exchange rates.

SG&A expenses were $398.2 million for the nine months ended March 31, 2009 compared to $447.8 million for the same period in the prior year.  As a percentage of net sales, SG&A expenses increased 5.1 percentage points to 25.9 percent for the nine months ended March 31, 2009 compared to the same period in the prior year.  Foreign currency translation contributed $19.3 million to the decrease in SG&A expenses when compared to the prior year period.   R&D expenses decreased by $32.4 million to $203.7 million, or 13.2 percent of net sales, for the quarter ended March 31, 2009 compared to $236.1 million, or 11.0 percent of net sales, in the same prior year period.

Consumer – SG&A expenses were $23.4 million for the three months ended March 31, 2009 compared to $37.0 million for the same period in the prior year.  As a percentage of net sales, SG&A expenses decreased 0.2 percentage points to 32.6 percent for the three months ended March 31, 2009 compared to the same period in the prior year. Foreign currency translation contributed $2.4 million to the decrease in SG&A when compared to the prior year period.  R&D expenses were $5.1 million for the quarter ended March 31, 2009 compared to $8.6 million in the same period last year.  SG&A as a percent of sales decreased due to lower R&D expenses, partially offset by the decrease in net sales.

SG&A expenses were $80.8 million for the nine months ended March 31, 2009 compared to $99.3 million for the same period in the prior year.  As a percentage of net sales, SG&A expenses increased 3.2 percentage points to 27.1 percent for the nine months ended March 31, 2009 compared to the same period in the prior year.  Foreign currency translation contributed $2.3 million to the decrease in SG&A when compared to the prior year period.  The decrease in SG&A expenses was primarily due to lower R&D expenses, which decreased to $16.3 million compared to $26.1 million for the same period in the prior year.

Professional – SG&A expenses were $31.3 million for the three months ended March 31, 2009, compared to $42.8 million for the same period in the prior year.  SG&A expenses as a percentage of net sales decreased 0.5 percentage points to 28.0 percent for the three months ended March 31, 2009 compared to the same period in the prior year.  Foreign currency translation contributed $1.9 million to the decrease in SG&A when compared to the prior year period. The decrease as a percentage of net sales resulted primarily from efforts to reduce SG&A expenses and lower sales results.  R&D expenses were $7.6 million for the quarter ended March 31, 2009 compared to $9.9 million in the same period last year.

SG&A expenses were $101.2 million for the nine months ended March 31, 2009 compared to $115.4 million in the same period last year.  As a percentage of net sales, SG&A expenses increased 2.5 percentage points to 28.3 percent for the nine months ended March 31, 2009 compared to the same period in the prior year, primarily due to the decrease in net sales.  Foreign currency translation contributed $3.0 million to the decrease in SG&A when compared to the prior year period. R&D expenses were $26.3 million for the nine months ended March 31, 2009 compared to $28.0 million for the same period last year.

Other – SG&A expenses were $15.1 million for the three months ended March 31, 2009 compared to $21.4 million in the prior year period primarily due to benefits realized by lower share-based compensation and bonus expense compared to the same period in the prior year.

SG&A expenses were $50.6 million for the nine months ended March 31, 2009 compared to $68.7 million in the same period last year, reflecting a $13.6 million reduction in share-based compensation expense primarily due to stock option forfeitures associated with executive retirements, as well as decreased bonus expense at Corporate and lower compensation expense at QNX.  These were partially offset by merger costs that were incurred in the prior year period of $13.8 million.

Restructuring Programs – We announced a restructuring program in June 2006 designed to increase efficiency in our manufacturing, engineering and administrative organizations.  During the three months ended March 31, 2008, we expanded our restructuring actions to improve our global footprint, cost structure, technology portfolio, human resources and internal processes.  These actions will reduce the number of our manufacturing, engineering and operating locations. We continued to expand these restructuring programs in fiscal year 2009.

In the prior fiscal year we announced plant closings in Northridge, California and Martinsville, Indiana and closed a plant in South Africa and a small facility in Massachusetts.  We have completed the transition of our corporate headquarters from Washington D.C. to Stamford, Connecticut and have initiated numerous other actions to reduce cost and improve operating efficiency in our businesses.  Programs initiated in fiscal year 2009 include the announced closure of the Woodbury, New York facility and numerous headcount reductions across our business units to reduce excess capacity due to decreased sales.  The most significant of these reductions were in Germany, the United Kingdom and various locations in the United States.

For the nine months ended March 31, 2009, SG&A expenses included $44.6 million for our restructuring program, of which $37.5 million was recorded for employee termination benefits.  Cash paid for restructuring actions for the nine months ended March 31, 2009 totaled $31.7 million.  We also recorded $9.7 million primarily in cost of sales for accelerated depreciation and the reclassification of the Indiana property from held and used to held for sale, both of which were recorded in accordance with Statement of Financial Accounting Standard 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Below is a rollforward of our restructuring accrual, accounted for in accordance with SFAS 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS 112, Employers’ Accounting for Postemployment Benefits and SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities:

	Nine months ended March 31,
($000s omitted)	2009	2008

Beginning accrued liability, June 30,	$35,601	7,527
Expense	44,637	34,132
Utilization(1)	(33,209)	(8,966)
Ending accrued liability	$47,209	32,693

(1) Includes amounts representing adjustments to the liability for changes in foreign currency exchange rates.

See Note 11, Restructuring Program in the Notes to our Condensed Consolidated Financial Statements for additional information.

Goodwill Impairment

Presented below is a summary of goodwill impairment charges by reporting segment:

($000s omitted)	Three months ended March 31,				Nine months ended March 31,
	2009	%	2008	%	2009	%	2008	%
Goodwill Impairment Charges:
Automotive	$2,341	100%	---	---%	$292,303	89%	---	---%
Consumer	---	---%	---	---%	22,663	7%	---	---%
Professional	---	---%	---	---%	---	---%	---	---%
Other	---	---%	---	---%	12,820	4%	---	---%
Total	$2,341	100%	---	---%	$327,786	100%	---	---%

During the three months ended December 31, 2008, we performed an interim period goodwill impairment test.  Based on these preliminary results, we recognized a non-cash goodwill impairment charge of $325.4 million.  We finalized the results of our second quarter goodwill impairment test in the three months ended March 31, 2009 and performed an additional goodwill impairment test due to continued impairment triggers.  This second test resulted in our recording of an additional impairment charge in our Automotive reporting unit.  The total goodwill impairment charges were $327.8 million for the nine months ended March 31, 2009.  See Note 18, Goodwill Impairment in the Notes to our Condensed Consolidated Financial Statements for additional information.

Operating (Loss) Income

Operating loss for the three months ended March 31, 2009 was $92.5 million or 15.5 percent of net sales, compared to $6.6 million, or 0.6 percent of net sales, in the same period in the prior year.  Operating loss for the nine months ended March 31, 2009 was $426.6 million or 19.2 percent of net sales, compared to operating income of $95.7 million, or 3.1 percent of net sales, in the same prior year period.  The decrease in operating income was primarily due to the goodwill impairment charges and lower net sales due to weak economic conditions.

Interest Expense, Net

Interest expense, net, for the three and nine months ended March 31, 2009 was $1.6 million and $0.7 million, respectively, compared to interest expense, net of $1.6 million and $5.9 million for the three and nine month periods ended March 31, 2008.  For the three months ended March 31, 2009, interest expense, net included $3.1 million of interest expense and $1.5 million of interest income.  For the same three month period in the prior year, interest expense, net included $3.7 million of interest expense and $2.1 million of interest income.  For the nine months ended March 31, 2009, interest expense, net included $7.6 million of interest expense and $6.9 million of interest income.  For the same nine month period in the prior year, interest expense, net, included $11.3 million of interest expense and $5.4 million of interest income.

Interest expense decreased primarily due to a decrease in the weighted average interest rate on our borrowings.  The weighted average interest rate on our borrowings was 2.4 percent for the three months ended March 31, 2009 compared to 2.7 percent in the same prior year period.  The weighted average interest rate for the nine months ended March 31, 2009 was 2.1 percent, compared to 4.3 percent in the same prior year period.  The decrease was due primarily to our October 2007 issuance of the 1.25 percent senior convertible notes due October 2012 (the “Notes”), which have an interest rate of 1.25 percent. Weighted average borrowings outstanding were $532.3 million for the three months ended March 31, 2009 and $575.9 million for the same period in the prior year.  Weighted average borrowings outstanding were $473.7 million for the nine months ended March 31, 2009 compared to $385.4 million for the same period in the prior year.

The interest rate on our old revolving credit facility was based on LIBOR plus 37 to 90 basis points, plus a commitment fee of 8 to 22.5 basis points. The interest rate spread and commitment fee were determined based upon our interest coverage ratio and senior unsecured debt rating. Interest rates for borrowings under the Amended Credit Agreement were increased to three percent above the applicable base rate and four percent over LIBOR for Eurocurrency loans.  We expect interest expense to increase due to both the increase in interest rates and the increase in borrowings under the Amended Credit Agreement.

Miscellaneous, Net

Net miscellaneous expenses were $0.7 million and $1.8 million for the three and nine months ended March 31, 2009, respectively, compared to $1.8 million and $3.4 million, respectively, in the same periods last year.  For each period presented, miscellaneous expenses primarily consisted of bank charges.

Income Tax (Benefit) Expense, Net

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income.  Income tax benefit for the three months ended March 31, 2009 was $28.2 million, compared to income tax benefit of $7.3 million for the same period in the prior year.  The effective rate for the three months ended March 31, 2009 was a benefit of 29.8 percent, compared to a benefit of 72.6 percent in the prior year period. The income tax benefit resulted from a deferred tax benefit due to the goodwill impairment, operating losses and the federal research credit.   These increases were partially offset by an increase in our valuation allowance to reserve for certain foreign tax credits.  For the nine months ended March 31, 2009, income tax benefit was $68.8 million, compared to income tax expense of $11.0 million for the same period last year.  The effective tax rate for the nine months ended March 31, 2009 was a benefit of 16.0 percent compared to an expense of 12.7 percent in the same period in the prior year due to goodwill impairment, operating losses and the federal research credit.

We have deferred tax assets of $273.6 million, primarily consisting of deferred deductions, research and development credits and foreign tax credits.  We have evaluated all available evidence, both positive and negative, and based on the weight of all available evidence, we continue to believe that our deferred tax assets are fairly reflected in our Condensed Consolidated Balance Sheets. If the results of our operations do not meet our current expectations, our deferred tax assets may become impaired.

As of March 31, 2009, unrecognized tax benefits and the related interest were $9.0 million and $2.0 million, respectively, all of which would affect the tax rate if recognized.  During the three and nine months ended March 31, 2009, we recorded uncertain tax positions of a benefit of $0.7 million and an expense of $0.9 million, respectively.

Financial Condition

Liquidity and Capital Resources

We primarily finance our working capital requirements through cash generated by operations, borrowings under our revolving credit facility and trade credit.  Cash and cash equivalents were $334.3 million at March 31, 2009 compared to $223.1 million at June 30, 2008.  During the nine months ended March 31, 2009, cash was used to make investments in our manufacturing facilities, fund product development and restructuring programs, and meet the working capital needs of our business segments.

We will continue to have cash requirements to support seasonal working capital needs, investments in our manufacturing facilities, interest and principal payments and restructuring payments.  We intend to use cash on hand and cash generated by operations to meet these requirements. The credit markets have recently experienced adverse conditions.  Our existing cash and cash equivalents may decline and our financial condition may be adversely affected in the event of continued volatility in the credit markets or further economic deterioration.  We expect that credit market and industry conditions will continue to be weak in the near future.  However, we believe that in this difficult environment our cash on hand of $334.3 million as of March 31, 2009, and our operating cash flows will be adequate to meet our cash requirements for operations, restructuring and necessary capital expenditures over the next 12 months.  Below is a more detailed discussion of our cash flow activities during the nine months ended March 31, 2009.

At March 31, 2009, we had $400 million Convertible Senior Notes outstanding (the “Notes”), which are more fully discussed below in the section Convertible Senior Notes. The Indenture to the Notes contain covenants, one of which requires us to calculate the ratio of Consolidated Total Debt to Consolidated EBITDA, as defined in the Indenture, for the most recently ended four quarter period, each time we incur additional indebtedness.  In April 2009, we have exceeded the minimum ratio for this covenant and, as a result, we will not be able to incur additional indebtedness without obtaining a waiver from the holders of a majority in principal amount of the Notes.  We do not intend to incur additional indebtedness unless we obtain a waiver or are able to satisfy this covenant.  If we were to incur additional indebtedness, at a time when we failed to meet the minimum ratio of Consolidated Total Debt to Consolidated EBITDA (unless we received a waiver), we would be in violation of our covenant under the Indenture.  If the violation is not remedied within 60 days, the Notes could become due, which would have a material adverse affect on our financial condition and our results of operations, and would also lead to an event of default under the Amended Credit Agreement and the acceleration of the loans thereunder.  Based on our forecast, we believe that we will be in compliance with these covenants for at least the next 12 months.

Operating Activities

For the nine months ended March 31, 2009, our net cash used by operations was $14.9 million compared to net cash provided by operations of $143.0 million in the same period last year.  Operating cash flows decreased due to higher inventories and reduction of accounts payable, offset by collections of receivables and a reduction in tax payments, primarily in Germany.  At March 31, 2009, working capital, excluding cash and short-term debt, was $348.3 million, compared with $309.7 million at June 30, 2008.  The increase was primarily due to lower accounts payable and accrued liabilities, partially offset by reductions in accounts receivable.

Investing Activities

Net cash used in investing activities was $60.9 million for the nine months ended March 31, 2009 compared to $99.3 million in the same period last year.  Capital expenditures for the nine months ended March 31, 2009 were $57.6 million compared to $89.9 million for the same period last year.  Capital spending was lower because the prior year included more significant expenditures relating to the launch of new automotive platforms and a new manufacturing facility in China.  We expect capital expenditures in fiscal year 2009 to be below fiscal year 2008 levels.  Contingent purchase price consideration of $8.2 million was recorded in connection with an acquisition we made in a prior year.

Financing Activities

Net cash flows provided by financing activities was $223.0 million for the nine months ended March 31, 2009 compared to $26.1 million used in the same period in the prior year.  The increase in cash flow for the nine months ended March 31, 2009 was primarily due to increased borrowings under our revolving credit facility.  During the nine months ended March 31, 2009, we paid $9.5 million in fees and other expenses which were incurred in connection with the Amended Credit Agreement, as well as $2.2 million in dividends paid to our stockholders.

Our total debt at March 31, 2009 was $661.7 million, primarily comprised of $260.0 million of borrowings under the Amended Credit Agreement that we entered into on March 31, 2009 and $400.0 million of the Notes issued in October 2007.  Unused available credit under the Amended Credit Agreement was $2.0 million at March 31, 2009 and we had outstanding letters of credit of $8.0 million.  Also included in total debt are capital leases and other borrowings of $1.6 million.

Recent Borrowings Under Revolving Credit Facility

On March 31, 2009 we and one of our wholly-owned subsidiaries, Harman Holding GmbH & Co. KG, entered into the Amended Credit Agreement, amending and restating the Amended and Restated Multi-Currency, Multi-Option Credit Agreement dated June 22, 2006.  The Amended Credit Agreement, among other things, extended the maturity date from June 28, 2010 to December 31, 2011 and reduced the maximum amount of available credit under the revolving credit facility from $300 million to $270 million.  Interest rates for borrowings under the Amended Credit Agreement were increased to three percent above the applicable base rate for base rate loans and four percent over LIBOR for Eurocurrency loans.  In addition, the annual facility fee rate payable under the Amended Credit Agreement has increased to one percent.  We expect interest expense to increase due to both the increase in interest rates and the increase in borrowings under the Amended Credit Agreement.

The Amended Credit Agreement contains financial and other covenants that, among other things:

•	Requires us to maintain the following levels and ratios:

o
Consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) must be above specified amounts based on a schedule starting at $100 million for the four-quarter period ending June 30, 2010, and increasing on a quarterly basis until reaching $250 million for the four-quarter period ending December 31, 2011;

o
Our minimum liquidity amount (“Liquidity Amount”) may not be less than: (a) $250 million for the fiscal quarter ending March 31, 2009; (b) $150 million for the fiscal quarter ending June 30, 2009; and (c) $100 million for the fiscal quarter ending September 30, 2009 and each fiscal quarter thereafter, subject to certain exceptions.  Liquidity Amount is defined as cash, subject to certain exceptions, plus availability on the revolving Amended Credit Agreement; and

o
The ratio of Consolidated Current Assets to Secured Funded Debt must be equal to or less than 1:00 to 1:00.  Consolidated Current Assets is defined as 70 percent of net book value of accounts receivable, plus 35 percent of net book value of inventory, plus up to $25 million of cash, subject to certain exceptions.  Secured Funded Debt is defined as the aggregate exposure under the Amended Credit Agreement plus the amount outstanding under certain other secured facilities;

•	Limits our ability to pay dividends and make capital expenditures;

•	Requires net proceeds from the sale of certain assets and issuances of debt and equity to be applied to prepayment of the revolving credit facility; and

•
Imposes limitations on our ability to incur debt, place liens on our assets, make fundamental changes, sell assets, make investments, undertake transactions with affiliates, undertake sale and leaseback transactions, incur guarantee obligations, modify or prepay certain material debt (including the Notes), enter into hedging agreements and acquire certain types of collateral.

If we do not meet the forecast in our budgets, we could violate our debt covenants and, absent a waiver from our lenders or an amendment to our credit agreement, we could be in default under the Amended Credit Agreement and, as a result, our debt under the Amended Credit Agreement could become due which would have a material adverse effect on our financial position and results of operations and could also lead to an event of default under the Indenture and the acceleration of the Notes.  As of March 31, 2009, we were in compliance with all the financial covenants of the Amended Credit Agreement.  Based on our forecast, we believe that we will be in compliance with these covenants for at least the next 12 months.

At March 31, 2009, we had $260.0 million in borrowings under the revolving credit facility and outstanding letters of credit of $8.0 million.  In accordance with the Amended Credit Agreement, we are required to maintain funds on deposit in a separate bank account in an aggregate amount equal to the outstanding letters of credit which are undrawn and unexpired.  At March 31, 2009, we had $8.0 million on deposit in a separate bank account to satisfy this requirement.  Unused available credit under the Amended Credit Agreement was $2.0 million at March 31, 2009.  In connection with the Amended Credit Agreement, we incurred $9.5 million in fees and other expenses which have been capitalized within other current assets and other assets in our Condensed Consolidated Balance Sheet at March 31, 2009.  These costs will be amortized over the term of the Amended Credit Agreement as interest expense.

Guarantee and Collateral Agreement:

In connection with the Amended Credit Agreement, we and certain of our subsidiaries have entered into the Guarantee and Collateral Agreement which provides, among other things, that the obligations under the Amended Credit Agreement are guaranteed by us and each of the subsidiary guarantors party thereto, and that the obligations generally are secured by liens on substantially all of our assets and certain of our subsidiary guarantors’ assets.

The term of the Guarantee and Collateral Agreement corresponds with the term of the of Amended Credit Agreement which matures on December 31, 2011.  Under the terms of this Guarantee and Collateral Agreement, we have effectively guaranteed the payment of the full amount of borrowings under the Amended Credit Agreement, including outstanding letters of credit, upon maturity.  The potential amount of future payment that we would be required to pay under the Guarantee and Collateral Agreement is the amount that we have borrowed under the Amended Credit Agreement, including outstanding letters of credit.  At March 31, 2009, we had borrowed $260 million and had outstanding letters of credit of $8.0 million.

Convertible Senior Notes

On October 23, 2007, we issued $400 million of Notes.  The initial conversion rate is 9.6154 shares of common stock per $1,000 principal amount of Notes (which is equal to an initial conversion price of approximately $104 per share). The conversion rate is subject to adjustment in specified circumstances as described in the Indenture.  The Notes are convertible under the specified circumstances set forth in the Indenture.

Upon conversion, a Note holder will receive for each $1,000 of principal amount of Notes to be converted an amount in cash equal to the lesser of (1) $1,000 and (2) the conversion value, determined in the manner set forth in the Indenture.  If the conversion value per Note exceeds $1,000, we will also deliver, at our election, cash, common stock or a combination of cash and common stock for the conversion value in excess of $1,000.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”).  FSP APB 14-1 requires the issuer of convertible debt instruments with cash settlement features to account separately for the liability and equity components of the instrument. The debt is recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate at the time of issuance. The equity component is recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. FSP APB 14-1 also requires an accretion of the resultant debt discount over the expected life of the debt. The proposed transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008.  Early adoption is not permitted.  FSP APB 14-1 is effective for us beginning in the first quarter of fiscal year 2010.  We expect that the implementation of FSP APB 14-1 will have a material impact on our consolidated financial statements and will result in higher non-cash interest expense for fiscal year 2008 through the first half of fiscal year 2013 and a corresponding reduction in our reported net income.  We are currently evaluating our non-convertible borrowing rate and the fair value of the conversion privilege with respect to the Notes.

Equity

Total shareholders’ equity at March 31, 2009 was $825.8 million compared with $1.340 billion at June 30, 2008.  The decrease is primarily due to the goodwill impairment charges totaling $327.8 million.  There were no shares of our common stock repurchased during the nine months ended March 31, 2009.

Business Outlook

With the current turmoil in the global credit and financial markets, investor and consumer confidence have been negatively affected.  We continued to see these effects on our results in the quarter ended March 31, 2009, and our future outlook may continue to be impacted by the contraction in consumer discretionary spending. Our outlook could also be affected by changes in foreign currency exchange rates (primarily the Euro compared to the U.S. dollar), potentially resulting in reduced sales.

To mitigate the potential impacts of the declining economic markets, we have accelerated many of the strategic initiatives implemented in the prior fiscal.  We also approved additional restructuring actions during the quarter ended March 31, 2009.  We continue to focus on improving our global footprint, cost structure, technology portfolio, human resources and internal processes.  We are continuing to proceed with our 24-month cost improvement and productivity program called STEP Change.  This program is designed to yield $400 million in sustainable savings by fiscal year 2011.  We have accelerated the timing of severance actions in order to help us improve our cost structure to enable us to remain competitive and mitigate the negative effects of this challenging environment.

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

Interest Rate Sensitivity/Risk

At March 31, 2009, interest on approximately 60 percent of our borrowings was determined on a fixed rate basis.  The interest rates on the balance of our debt are subject to changes in U.S. and European short-term interest rates.  To assess exposure to interest rate changes, we have performed a sensitivity analysis assuming a hypothetical 100 basis point increase or decrease in interest rates across all outstanding debt and investments.  Our analysis indicates that the effect on net income for the nine months ended March 31, 2009 of such an increase or decrease in interest rates would be approximately $0.1 million.

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

Over half of our sales are denominated in Euros.  The fluctuation in currency exchange rates, specifically the Euro versus the U.S. dollar, had a significant impact on earnings for the nine months ended March 31, 2009 compared to the same prior year period due to the strengthening of the Euro relative to the U.S. dollar.  The average exchange rate for the Euro versus the U.S. dollar for the nine months ended March 31, 2009 decreased 4.6 percent from the same period in the prior year.  In recent months, the U.S. dollar has strengthened against the Euro.  To the extent the U.S. dollar continues to strengthen against the Euro, our results of operations may be negatively affected.

To assess exposure to changes in currency exchange rates, we prepared an analysis assuming a hypothetical 10 percent change in currency exchange rates across all currencies used by our subsidiaries.  This analysis indicated that a 10 percent increase in exchange rates would have decreased income before income taxes by approximately $21 million and a 10 percent increase in exchange rates would have decreased income before income taxes by approximately $21 million for the nine months ended March 31, 2009.

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

Other Legal Actions

At March 31, 2009, we were involved in several other legal actions.  The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial position or results of operations.

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

For the nine months ended March 31, 2009, approximately 65 percent of our sales were to automobile manufacturers.  As a result, our financial performance depends, in large part, on conditions in the automotive industry, which has recently experienced significant difficulty.   Certain of our customers have publicly announced their financial difficulties.  If one or more of our significant automotive customers experiences, or continues to experience, continued or increased financial difficulty, this may have an adverse effect on our business due to decreased demand, the potential inability of these companies to make full payment on amounts owed to us, or both.

Chrysler, one of our significant customers, has filed for bankruptcy, which may adversely affect our results of operations.

On April 30, 2009, Chrysler filed a petition in bankruptcy court.  The nature of the negative impact could be a reduction in future sales, as well as losses associated with the potential inability to collect outstanding accounts receivables. We might also incur additional expenses related to the idling of one of our facilities. While we do not believe it would be material, the Chrysler bankruptcy may adversely affect our results of operations.

The financial distress of our suppliers could harm our results of operations.

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

Covenants in our existing debt agreements could restrict our operations.

Our recently amended revolving credit facility and the indenture for our convertible senior notes contain provisions that could restrict our operating and financing activities.  Together, they restrict our ability to, among other things:

•	incur debt for working capital, capital expenditures, debt service requirements or other corporate purposes;

•	use a substantial portion of proceeds from sales of debt, equity or assets to fund working capital, capital expenditures, product development and other corporate requirements;

•	create or assume liens;

•	enter into sale-leaseback transactions;

•	engage in mergers or consolidations;

•	make capital expenditures or investments;

•	sell assets; and

•	modify or prepay certain material debt.

Because of the restrictions in these debt agreements, we may have difficulty securing additional financing in the form of additional indebtedness.  In addition, our revolving credit facility contains other and more restrictive covenants, including financial covenants that will require us to achieve specified financial and operating results and maintain compliance with specified financial ratios.  We may have to curtail some of our operations to maintain compliance with these covenants.  A violation of any of these covenants could result in a default under these credit agreements, which could permit the lenders to accelerate the repayment of any borrowings outstanding at that time, and the lenders under the revolving credit facility could act on the collateral package granted in connection with the recently amended credit facility.  A default or acceleration under our credit agreements may result in increased capital costs and may adversely affect our ability to operate our business, our subsidiaries and guarantors’ ability to operate their business and our results of operations and financial condition.

We have deferred tax assets in our consolidated financial statements.

Our consolidated financial statements include deferred tax assets of $273.6 million, which relate to temporary differences (differences between the assets and liabilities in the consolidated financial statements and the assets and liabilities in the calculation of taxable income).  The valuation of deferred tax assets is based on various projections for future taxable income.  Thus, when actual taxable income differs from projections, it may become necessary to adjust the valuation of our deferred tax assets, which could impact our results of operations and financial condition.

Item 5. Other Information

On May 7, 2009, we entered into severance agreements with two of our executive officers, Sachin Lawande, our Chief Technology Officer, and David Slump, President of our Consumer Division and Vice President of Corporate Development. The agreements provide that if, during the six months prior to or within two years following a change in control of our company, the executive is terminated without cause or other certain circumstances terminate his own employment, he is entitled to receive a severance payment equal to one and one-half times his highest annual base salary during any period prior to his termination. The executive is also entitled to receive 18 months’ COBRA reimbursement on an after-tax basis and up to $50,000 for outplacement services. Each of the severance agreements expires on December 31, 2012. A form of the severance agreement is filed with this Quarterly Report on Form 10-Q and is hereby incorporated by this reference.

Item 6.  Exhibits

Exhibit No.	Exhibit Description

10.1
Second Amended and Restated Multi-Currency, Multi-Option Credit Agreement, dated March 31, 2009, among Harman International Industries, Incorporated, Harman Holding GmbH & Co. KG, and the several lenders and agents from time to time parties thereto.

10.2
Guarantee and Collateral Agreement, dated March 31, 2009, among Harman International Industries, Incorporated, Harman Holding GmbH & Co. KG, certain subsidiaries of the Company parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the several lenders from time to time parties to the Second Amended and Restated Multi-Currency, Multi-Option Credit Agreement.

10.3	Form of Severance Agreement between Harman International Industries, Incorporated and Blake Augsburger, David Karch, Sachin Lawande, David Slump, John Stacey and Todd Suko(1)

31.1	Certification of Dinesh Paliwal pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Herbert Parker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dinesh Paliwal and Herbert Parker, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Form of Indemnification Letter Agreement with Directors and Executive Officers (incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on February 13, 2009).

(1)	This form replaces the incorrect form previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, filed with the SEC on February 6, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harman International Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harman International Industries, Incorporated

Date: May 8, 2009	By:/s/ Herbert Parker
Herbert Parker Executive Vice President and Chief Financial Officer and a duly authorized signatory
(Principal Financial Officer)