Form 10-K
period 2009-06-30
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2009-08-19
CIK 800459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

Commission File Number 001-09764

Harman International Industries, Incorporated

(Exact Name of Registrant as Specified in Its Charter)

Delaware	11-2534306
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
400 Atlantic Street, Suite 1500 Stamford, CT	06901
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 328-3500

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was $978,393,722 based upon the closing price of the shares on the New York Stock Exchange on that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 69,329,778 shares of common stock, par value $.01 per share, as of July 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III.

INDEX

			Page
Forward–Looking Statements			ii

Part I
Item	1.	Business	1
Item	1A.	Risk Factors	11
Item	1B.	Unresolved Staff Comments	16
Item	2.	Properties	17
Item	3.	Legal Proceedings	17
Item	4.	Submission of Matters to a Vote of Security Holders	20
		Executive Officers of the Registrant	20

Part II
Item	5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22
Item	6.	Selected Financial Data	23
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	42
Item	8.	Financial Statements and Supplementary Data	44
Item	9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	92
Item	9A.	Controls and Procedures	92
Item	9B.	Other Information	92

Part III
Item	10.	Directors, Executive Officers and Corporate Governance	93
Item	11.	Executive Compensation	93
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	93
Item	13.	Certain Relationships and Related Transactions, and Director Independence	93
Item	14.	Principal Accounting Fees and Services	93

Part IV
Item	15.	Exhibits, Financial Statement Schedules	94

Signatures			95

The page numbers in this Table of Contents reflect actual page numbers, not EDGAR page tag numbers.

References to “Harman International,” the “Company,” “we,” “us” and “our” in this Form 10-K refer to Harman International Industries, Incorporated and its subsidiaries unless the context requires otherwise.

Harman International, the Harman International logo, and the Harman International products and brand names referred to herein are either the trademarks or the registered trademarks of Harman International. All other trademarks are the property of their respective owners.

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

You should carefully consider the risks described below and the other information in this report because they identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Our operating results may fluctuate significantly and may not meet our expectations or those of securities analysts or investors. The price of our stock would likely decline if this occurs. Factors that may cause fluctuations in our operating results include, but are not limited to, the following:

•	our ability to successfully implement our strategic initiatives, including our STEP Change cost reduction program, and to achieve the intended benefits and anticipated savings of those initiatives;

•	automobile industry sales and production rates and the willingness of automobile purchasers to pay for the option of a premium audio system and/or a multi-function infotainment system;

•	changes in consumer confidence and spending and worsening economic conditions worldwide;

•	the bankruptcy or financial deterioration of one or more of our major customers or suppliers;

•	the loss of one or more significant customers, including our automotive manufacturer customers, or the loss of a significant platform with an automotive customer;

•

changes in interest rates and the availability of financing affecting corporate and consumer spending, including the effects of continued volatility and further deterioration in the financial and credit markets;

•	fluctuations in currency exchange rates, particularly with respect to the value of the U.S. dollar and the Euro, and other risks inherent in international trade and business transactions;

•	warranty obligations for defects in our products;

•	our ability to satisfy contract performance criteria, including our ability to meet technical specifications and due dates on new platforms, at expected profit margins;

•	competition in the automotive, consumer or professional markets in which we operate, including pricing pressure in the market for personal navigation devices (“PNDs”);

•	our ability to achieve cost reductions and other benefits in connection with the restructuring of our manufacturing, engineering and administrative organizations;

•	model-year changeovers and customer acceptance in the automotive industry;

•	our ability to enforce or defend our ownership and use of intellectual property;

•	our ability to maintain a competitive technological advantage within the systems, services and products we provide into the marketplace;

ii

Forward–Looking Statements (continued)

•	our ability to effectively integrate acquisitions made by us or manage restructuring and cost migration initiatives;

•	our ability to comply with the financial or other covenants in our long-term debt agreements;

•	limitations on our ability to borrow funds under our existing credit facilities;

•	the valuation of certain assets, including goodwill, investments and deferred tax assets, considering recent market conditions and operating results;

•	strikes, work stoppages and labor negotiations at our facilities, or at a facility of one of our significant customers; or work stoppages at a common carrier or a major shipping location;

•	commodity price fluctuations;

•	availability of key components for the products we manufacture, and

•	the outcome of pending or future litigation and other claims, including, but not limited to the current stockholder and ERISA lawsuits.

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. As a result, the foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission. For additional information regarding certain factors that may cause our actual results to differ from those expected or anticipated, see the information under the caption “Risk Factors” which is located in Item 1A of Part I of this report. We undertake no obligation to publicly update or revise any forward-looking statement (except as required by law).

Market, ranking and other data

In this report, we refer to information regarding market data obtained from internal sources, market research, publicly available information and industry publications. Estimates are inherently uncertain, involve risks and uncertainties and are subject to change based on various factors, including those discussed under the caption “Risk Factors” which is located in Item 1A of Part I of this report.

iii

Part I

Item 1.	Business

Our Company

We believe we are a worldwide leader in the development, manufacturing and marketing of high quality, high-fidelity audio products and electronic systems. We have developed, both internally and through a series of strategic acquisitions, a broad range of product offerings sold under renowned brand names in our principal markets. We also believe that we are a leader in digitally integrated infotainment systems for the automotive industry. Our AKG, Crown, JBL, Infinity, Harman/Kardon, Lexicon, dbx, BSS, Studer/Soundcraft, Mark Levinson and Becker brand names are well known worldwide for premium quality and performance. We have built these brands by developing our engineering, manufacturing and marketing competencies, and have employed these resources to establish our Company as a leader in the markets we serve.

Segments

We report our business on the basis of four segments. Our Automotive, Consumer and Professional segments are based on the end-user markets we serve. Our fourth segment, Other, includes our QNX business, which was previously reported in our Automotive segment. This realignment reflects our focus on growing the QNX business in other non-automotive industries. Our Professional segment now includes our Harman Specialty business which was previously reported in our Consumer segment. This realignment reflects our focus on growing our Harman Specialty business in the Professional segment. Our Harman Specialty business includes Mark Levinson, Revel and Lexicon branded products. For additional information about these segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of this report and Note 15 – Business Segment Data, in the Notes to our Consolidated Financial Statements located in Item 8 of Part II of this report.

Automotive

Our Automotive segment designs, manufactures and markets audio, electronic and infotainment systems for vehicle applications to be installed primarily as original equipment by automotive manufacturers. Our infotainment systems are a combination of information and entertainment components that may include or control GPS navigation, traffic information, voice-activated telephone and climate control, rear seat entertainment, wireless Internet access, hard disk recording, MP3 playback and a high-end branded audio system. We expect future infotainment systems to also integrate driver safety capabilities such as lane guidance, traffic sign recognition, pre-crash emergency braking, adaptive cruise control and night vision. Our Automotive products are marketed worldwide under brand names including JBL, Infinity, Mark Levinson, Harman/Kardon, Logic 7, Lexicon and Becker. We also have an exclusive alliance with Bowers & Wilkins to develop, manufacture, sell or service premium audio systems under the Bowers & Wilkins brand name. Global automotive customers for our premium audio and infotainment systems include Audi/Volkswagen, BMW, Daimler, Chrysler, Toyota/Lexus, Hyundai, Porsche, Land Rover, PSA Peugeot Citroën and Jaguar. We also produce a Harman/Kardon branded infotainment system for Harley-Davidson touring motorcycles. Our premium branded audio systems are sold independently or in conjunction with our infotainment systems. Our Automotive segment also markets personal navigation devices that are primarily sold in Europe.

Consumer

Our Consumer segment designs, manufactures and markets a wide-range of mid- to high-end audio and consumer electronics for home, multimedia and mobile applications. Our Consumer products feature some of the world’s most recognized audio brands, including AKG, Harman/Kardon, Infinity, JBL and Mark Levinson. Home applications include dedicated home audio and theater systems, as well as distributed systems that provide multi-zone high-quality audio and video. Multimedia applications comprise a wide-range of innovative accessories such as designer fashion earbuds and noise cancelling headphones that enhance the sound of portable electronic devices. Our branded audio products for multimedia applications are primarily designed to enhance sound for Apple’s iPods and iPhones, and other MP3 players. We provide transducers and built-in speakers for leading notebook computers, such as Toshiba. Additionally, we provide an extensive line of audio systems for personal computers that are recognized for their award winning design and high fidelity. Aftermarket mobile products include speakers that deliver high-quality in-car audio. Our Consumer products are sold in specialty audio stores, mass-market retail stores such as the Apple stores, Best Buy, Target, Media Markt and Fnac, and through online retailers, such as Amazon.com.

Professional

Our Professional segment designs, manufactures and markets an extensive range of loudspeakers, power amplifiers, digital signal processors, microphones, headphones and mixing consoles used by audio professionals in concert halls, stadiums, airports, houses of worship and other public spaces. For example, our Professional products can be found in prestigious venues and at important events such as the Kennedy Center, the Vienna State Opera House, the O2 World Arena in Berlin, Yankee Stadium, the 51st Grammy Awards, the 2008 Beijing Olympics and the U.S. 2009 Presidential Inauguration. We design products for recording, broadcast, cinema and music reproduction applications. We also provide high-quality products to the sound reinforcement, music instrument support and broadcast and recording segments of the professional audio market. Our Professional products are marketed globally under brand names including JBL Professional, AKG, Crown, Soundcraft, Lexicon, DigiTech, dbx, BSS and Studer.

We also offer complete systems solutions for professional installations and users around the world. Our products can be linked by our HiQnet network protocol providing a central digital network for audio professionals to control different aspects of a complex system. We believe that we are well equipped to provide turnkey systems solutions for professional audio applications that offer the customer improved performance, reliability, ease of installation and reduced cost. Our Professional system products are marketed globally under a number of brand names, including JBL, AKG, Crown, Soundcraft, Lexicon, Mark Levinson, Revel, DigiTech, dbx and Studer.

Other (QNX)

Our Other segment includes the operations of our QNX business, which offers real-time operating system software, middleware, development tools and consulting services. The markets served by our QNX business include automotive, industrial control and automation, energy, medical, networking and telecommunications, and security and defense. Leading technology companies have embraced QNX solutions in such products as the Intel Atom processor, Adobe Flash and Apple’s iPod. QNX products include the QNX Neutrino RTOS operating system and the award-winning QNX Aviage suite of middleware. Additionally, our QNX technologies can be found in a wide spectrum of products in which reliability is paramount, such as medical devices, the NASA Space Arm, optical telecommunications networks and in a number of defense applications, including control, sensor and communications systems.

Results of Operations

Our results of operations depend on our sales of audio products and electronic systems in the automotive, consumer and professional markets. Our products are sold worldwide, with the largest markets being the United States and Germany. Significant portions of our net sales are denominated in Euros.

Our Strengths

World-class brand portfolio

We believe that our brands and the innovative technologies they represent—many of which Harman pioneered—have helped establish our Company as a leader in the primary markets we serve. Our brand portfolio includes such renowned names as AKG, Becker, Crown, Harman/Kardon, Infinity, JBL, Lexicon and Mark

Levinson. We have successfully leveraged these brands across our Automotive, Consumer and Professional segments. Not only does this provide brand reinforcement and recognition across markets, but it also enables us to share similar foundational technologies that differentiate us from our competitors.

Innovation and technological expertise

Harman believes that innovation is an important element to gaining market acceptance and strengthening our market position. We have a history of leveraging our continuous technological innovation that we leverage across all of the markets we serve. We employ more than 2,500 engineers in strategically located technical centers around the globe. We have a well-deserved reputation for delivering premium audio and infotainment solutions across a full spectrum of applications. We believe that our technological innovation, the quality of our products and our reputation for on-time delivery have resulted in a substantial amount of awarded business. We have successfully delivered infotainment systems for 13 new product launches during fiscal years 2009 and 2008, and have a cumulative estimated $8.8 billion of awarded automotive business. We believe this will position us well for follow-on and new business with these existing customers.

Seasoned management team with extensive global experience

Our senior management team possesses substantial experience leading technology-oriented companies, promoting profitable growth through continuous value-added innovation and providing guidance, leadership and cost-discipline through challenging economic conditions.

Our Growth Strategy

Continued growth through innovation

We are focused on the next generation of audio and infotainment solutions that will blend advances in wireless networking, streaming audio, hands-free connectivity, driver assistance, safety systems and more. Our advanced software capabilities and acoustic expertise will work together to define emerging standards across all of our segments.

We believe we can grow our business with automotive manufacturers through an increase in the number of models offering our audio, navigation and infotainment systems; increases in per-vehicle content through the provision of integrated infotainment and premium branded audio systems; higher penetration levels of high-level audio and infotainment systems within existing models; and providing systems that will continue to integrate advanced driver assist safety measures as they evolve.

We are developing a new mid-range infotainment system that we believe will deliver industry-leading performance at an affordable price that will allow us to penetrate the emerging mid-range automotive market. We also are developing, through our GreenEdge initiative, environmentally friendly technologies to reduce power consumption and product weight, a growing area of opportunity for environmentally conscious customers. We have also partnered with Lotus Engineering (UK) to develop active noise management applications for both conventional and hybrid/electric cars. We believe that this technology will be an important component for conventional, hybrid and electric vehicles in the future.

We believe our innovative networking and control technologies will provide us with significant growth opportunities across all of our segments. Our HiQnet technology simplifies the interaction of our products and provides users with an incentive to purchase complete HiQnet compatible systems. We are also playing a leading role in developing the emerging Ethernet AV standard, which we believe will be the basis for the next generation infotainment bus technology. This technology will allow higher audio and video bandwidth and transport capabilities, and we believe it will open up significant new market opportunities for our Company.

Expansion into emerging markets

We believe significant opportunities exist to grow our business in all four of our segments in emerging markets such as China, India and Russia. To execute this strategy, we have hired dedicated regional presidents in China and India, both of whom have successfully opened up new markets for high-technology companies in Asia. We also are repositioning our research and development and production capabilities, and are developing distribution channels to be able to meet the demand for our products in these markets.

STEP Change sustainable cost savings program

We announced our STEP Change restructuring program in the first quarter of fiscal year 2009. The goal of this program is to maximize operating flexibility and increase efficiency in our manufacturing, engineering, procurement and administrative functions. Our STEP Change methodology targets $400 million in sustainable cost-savings on an annualized basis over the fiscal year 2008 baseline by the end of fiscal year 2011, and involves over 200 restructuring actions to improve our global footprint, cost structure, technology portfolio, human resources and internal processes. These actions will also reduce the number of our manufacturing, engineering and operating locations in high-cost countries, enable us to expand our capabilities in low-cost countries, and allow us to take advantage of growth opportunities in emerging markets.

Products

Automotive

We believe that we are a leader in developing and manufacturing high-quality, high fidelity, digitally-integrated infotainment systems and premium branded audio systems for automobiles. In recent years, the automotive industry experienced increased demand for information and entertainment in automotive vehicles. We have developed leading technical competencies to address this demand. Our infotainment systems are a combination of information and entertainment components that may include or control GPS navigation, traffic information, voice-activated telephone and climate control, rear seat entertainment, wireless Internet access, hard disk recording, MP3 playback and a high-end branded audio system. In fiscal year 2009, we supplied infotainment systems for vehicles manufactured by Audi/Volkswagen, BMW, Daimler, Chrysler, Hyundai, Porsche, PSA Peugeot Citroën and SsangYong Motor. Our business objective is to maintain our leadership position in the infotainment business.

We continue to leverage our expertise in the design and manufacture of premium branded audio systems, as well as the reputation for quality associated with our JBL, Infinity, Harman/Kardon, Mark Levinson, Logic 7, Becker and Lexicon brand names. As a result of our well-established relationships with automobile manufacturers, our engineers are engaged early in the vehicle design process to develop systems that optimize acoustic performance and minimize weight and space requirements. Our Infinity branded car audio systems are offered by Chrysler, Hyundai and Kia. BMW, Daimler, Land Rover GM and Saab provide Harman/Kardon branded audio systems in their vehicles. Our premium Mark Levinson digital audio system is offered by Lexus. Lexicon branded audio systems are standard on Rolls Royce vehicles and offered as an option in Hyundai Motor Company’s new Genesis luxury coupe. Toyota and PSA Peugeot Citroën offer our JBL branded audio systems. Hyundai Motor Company and Kia Motor Company also offer our JBL and Infinity branded audio systems in the Korean and United States markets, respectively. We also sell PNDs, primarily in Europe.

Consumer

We manufacture loudspeakers under the Harman/Kardon, Infinity and JBL brand names for the consumer home audio market. These loudspeaker lines include models designed for two- channel stereo and multi-channel surround sound applications for the home and in a wide range of performance choices, including floor standing, bookshelf, powered, low frequency, in-wall, wireless and all-weather as well as in styles and finishes ranging from high gloss lacquers to genuine wood veneers. The JBL and Infinity product lines also include car loudspeakers and subwoofers sold in the aftermarket as well as marine speakers intended for use on boats.

We also offer a broad range of consumer audio electronics under the Harman/Kardon and Mark Levinson brand names. Our Harman/Kardon home electronics line includes audio/video receivers featuring Logic 7, Dolby Digital and DTS surround sound processing capabilities and multi-channel amplifiers, DVD players and CD players.

In the multimedia market, we offer branded iPod® docking devices such as JBL On StageTM, JBL OnstageTM Micro® JBL RadialTM, Harman/Kardon Go +PlayTM, and PC related devices such as JBL CreatureTM II, JBL DuetTM, and Harman/Kardon Soundsticks® II. We also offer a variety of headphone devices. Our products add greater functionality for computers, cellular telephones and MP3 players such as the Apple iPod® and the iPhone®.

Professional

In the fourth quarter of 2009, we transferred our Harman Specialty business from our Consumer segment into our Professional segment reflecting our focus on growing this business within our Professional segment. Our Harman Specialty business includes Mark Levinson, Revel and Lexicon branded products.

Our Professional products include loudspeakers and electronic equipment that are marketed under what we believe are some of the most respected brand names in the industry, including JBL Professional, Crown, Soundcraft, Lexicon, Revel, DigiTech, Mark Levinson, AKG, dbx, BSS and Studer.

The Professional market is increasingly moving to digital technology. We believe that we are a leader in this market. Our Professional segment derives value from our ability to share research and development, engineering talent, technical expertise and other digital resources among our business units. Soundcraft, Studer, Crown, BSS, Lexicon, DigiTech and dbx each have substantial digital engineering resources and work together to achieve common goals.

Our Professional loudspeakers are well known for high quality and superior sound. JBL Professional branded products include studio monitors, loudspeaker systems, powered loudspeakers, sound reinforcement systems, cinema systems, surround sound systems and industrial loudspeakers.

Our Professional electronic products are recognized for high quality and reliability. We market these products on a worldwide basis under various trade names, including Crown, Soundcraft, Lexicon, BSS, DigiTech, AKG, dbx and Studer. These products are often sold in conjunction with our JBL Professional loudspeakers and certain products, such as Crown amplifiers, are integrated into JBL loudspeakers.

We produce sound mixing consoles ranging from digital consoles for broadcast studios to compact professional mixers for personal recording, home studios and sound reinforcement. Our consoles are sold to four main market areas: sound reinforcement, recording studios, broadcast studios and musical instrument dealers. Our mixing consoles are sold primarily under the Soundcraft and Studer brands. We produce many types of signal processing products, equalizers, and special effects devices that are used in live sound applications and in recording studios to produce sound effects and refine final mixes. These products are sold under the Lexicon, DigiTech and dbx brand names.

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

We design high-end electronics, including amplifiers, digital signal processors, multi format digital media players and transports and surround sound processors that we market under the renowned Mark Levinson brand. We believe that we are a leader in the design and manufacture of high-quality home theater surround sound processors and amplifiers under the Lexicon name. Lexicon was a pioneer in the development of digital signal processors for the professional audio market. We have successfully leveraged Lexicon’s professional audio expertise to produce premier products.

Manufacturing

We believe that our manufacturing capabilities are essential to maintaining and improving product quality and performance. Our manufacturing facilities are located in North America, Europe and Asia.

Our Automotive manufacturing facilities in Europe are located in Germany, the United Kingdom, France and Hungary. Our European facilities are primarily used to manufacture audio, infotainment systems and automotive navigation systems. In North America, we manufacture audio components in Kentucky and Mexico and manufacture electronics in Kentucky and Missouri. In addition, we are producing electronics and audio components at our facility in Suzhou, China.

Our Consumer manufacturing facilities are located in China. Our loudspeaker manufacturing capabilities include the production of high-gloss lacquer and wooden veneer loudspeaker enclosures, wire milling, voice coil winding and the use of computer controlled lathes and other machine tools to produce precision components.

In North America, our principal Professional manufacturing facilities for loudspeakers are located in Mexico and California for electronic products, including amplifiers and effects devices, are located in Utah and Indiana. European Professional electronics manufacturing includes mixing consoles in the United Kingdom and Switzerland, and microphones and headphones in Austria.

Our facilities have been designed to emphasize worker safety and compliance with environmental, health and safety regulations.

Suppliers

We use externally sourced microchips in many of our products. A significant disruption in our microchip supply chain and an inability to obtain alternative sources would have a material impact on our consolidated results of operations.

Several independent suppliers manufacture loudspeakers and electronic products. We do not believe the loss of any one of these suppliers would have a material impact on our consolidated results of operations or consolidated financial position.

Distribution Channels

Automotive

We primarily sell our Automotive infotainment and audio systems directly to automobile manufacturers in the U.S., Europe, Japan and Korea, where they are installed as original equipment.

Consumer

In the U.S. we primarily sell our Consumer products to dealers who sell directly to the end user. Outside the U.S. we primarily sell to distributors who resell our products to retailers.

Professional

In the U.S. we primarily sell our Professional products to dealers via manufacturer’s representatives. Outside the U.S. we sell directly to distributors. Manufacturer’s representatives are paid sales agents and distributors buy and hold the inventory and sell directly to dealers in their markets. Both manufacturer’s representatives and distributors have a defined geographic region.

In the broadcast and recording market, we primarily solicit business directly with the end users.

Trademarks and Patents

We market our products under numerous brand names that are protected by both pending and registered trademarks around the world. Our brands include JBL,® Infinity,® Harman/Kardon,® Lexicon,® Mark Levinson,® Revel,® Crown,® Becker,® Soundcraft,® Spirit,® DigiTech,® AKG,® Studer® BSS® and dbx.® Our trademark registrations cover use of trademark rights in connection with various products, such as loudspeakers, speaker systems, speaker system components and other electrical and electronic devices. We have registered or taken other protective measures for many of these trademarks in substantially all major industrialized countries.

As of June 30, 2009, we had 1,901 trademark registrations and 288 pending trademark applications around the world. On that date, we also had 2,065 United States and foreign patents and 1,518 pending patent applications covering various audio, infotainment and software products.

Seasonality

We experience seasonal fluctuations in sales and earnings. Historically, our first fiscal quarter ended September 30 is generally the weakest due to automotive model year changeovers and the summer holidays in Europe. Sales of our consumer products are generally significantly higher in the second quarter of our fiscal year, due to increased demand for these products during the holiday buying season. Our sales and earnings also vary due to the timing of the release of new products, customer acceptance of our products, product offerings by our competitors and general economic conditions.

Key Customers/Industry Concentration

We are subject to various risks related to our dependence on key customers. Sales to Audi/Volkswagen accounted for 15 percent, sales to BMW accounted for 15 percent and sales to Daimler accounted for 8 percent of our total consolidated net sales for the fiscal year ended June 30, 2009. The majority of the Daimler sales were to the Mercedes-Benz division. Net accounts receivable due from Audi/Volkswagen accounted for 12 percent, net accounts receivable from BMW accounted for 14 percent and net accounts receivable from Daimler accounted for 10 percent of total consolidated net accounts receivable at June 30, 2009. We anticipate that Audi/Volkswagen, BMW and Daimler will continue to account for a significant portion of our net sales and net accounts receivables for the foreseeable future.

For the fiscal year ended June 30, 2009, approximately 65 percent of our sales were to automobile manufacturers. Our automotive customers are not contractually obligated to any long-term purchase of our products. The loss of Audi/Volkswagen, BMW, Daimler, or any of our other significant automotive customers would have a material adverse effect on our total consolidated net sales, earnings and financial position.

Backlog Orders

We manufacture automotive products and systems on a just-in-time basis and maintain sufficient inventories of finished goods to meet Consumer and Professional customer orders promptly. As a result, we do not consider the level of backlog to be an important indication of our future performance. Our backlog was approximately $38 million at June 30, 2009. We expect to deliver these products within the next 12 months.

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

Competition

The audio industry is fragmented and competitive and includes numerous manufacturers offering audio products that vary widely in price, quality and distribution methods. Consumer home, multimedia and mobile aftermarket products are offered through audio specialty stores, discount stores, department stores, mail order firms and Internet merchants. Automotive and computer manufacturers also offer branded audio products as options. Music instrument retailers, national electronics retailers, audio dealers, contractors and installers offer professional products and customers can also purchase these products on a contract bid basis. We concentrate primarily on the higher quality, higher-priced segments of the audio market and compete based upon the strength of our brand names, the quality of our products, our ability to provide integrated systems and our comprehensive marketing, engineering and manufacturing resources.

In the automotive audio market, we compete with Bose, Pioneer ASK, Foster Electric and Panasonic in the sale of audio systems, and Alpine, Bosch, Panasonic, Continental, Visteon, Mitsubishi Electronics, Aisin Seiki and Denso in the sale of electronics and infotainment systems to automotive manufacturers. We compete based upon the strength of our brand names and the quality of our products.

We believe our competitive position is enhanced by our technical expertise in designing and integrating acoustics, navigation, speech recognition and human-machine interfaces into complete infotainment systems uniquely adapted to the specific requirements of each automobile model.

We believe that we currently have a significant share of the consumer market for loudspeakers, primarily as a result of the strength of our brand names and our technology. We believe JBL and Infinity are two of the most recognized loudspeaker brands in the world, and that our high-end loudspeaker brand, Revel, extends our market position. Principal competitors in the consumer loudspeaker market include Bose, Klipsch, Polk Audio, Bowers &Wilkins and Boston Acoustics.

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

In the multimedia market, we supply Apple stores and other retailers with JBL and Harman/Kardon speaker systems that serve Apple’s iPod and iPhone as well as other MP3 players. Our principal competitors for these products are Bose, Altec Lansing and Klipsch. We also offer Harman/Kardon and JBL speaker systems to personal computer retailers. In this market, our principal competitors are Creative Labs, Altec Lansing, Logitech, Klipsch and Cyber Acoustics. Additionally, Harman/Kardon audio technology is built into certain Toshiba laptop computers. The Harman/Kardon Drive + Play 2 mobile product provides full MP3 control and interface for Apple’s iPod and iPhone and includes a highly visible display. Our principal competitor in the MP3 mobile accessory market is Alpine.

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

We compete in the sound reinforcement market using many of our brand names, including JBL Professional, AKG, Crown, Soundcraft, BSS and dbx. Our principal competitors in the sound reinforcement market include Telex, Electro Voice, Mackie, QSC, Meyer Sound Laboratories, Sennheiser, Peavey, Shure, Audio Technica, and Yamaha. Our Studer, AKG, Soundcraft, JBL Professional and Lexicon branded products compete in the recording and broadcast markets. Principal competitors in these markets include Yamaha, Sennheiser, Loud Technologies, Inc., Lawo, Harris Corporation, DigiDesign/M-Audio, Genelec, KRK, TC Electronics, Stagetec and Sony. In the music instrument market, competitors for our JBL Professional, DigiTech, dbx, Crown, Soundcraft and AKG products include Yamaha, Peavey, QSC, Shure, Sennheiser, Line 6, Dunlop, Zoom, Audio Technica and Roland. We also compete in the industrial and architectural sound market. Competitors within this market include Siemens, Peavey and Tannoy.

Environmental Regulation

We are subject to various Federal, state, local and international environmental laws and regulations, including those governing the use, discharge and disposal of hazardous materials and, increasingly, the recycling of our products and of their packaging.

In Europe, we are subject to the European Union’s (“EU”) Directive on the Restriction of Use of Certain Hazardous Substances in Electrical and Electronics Equipment (“RoHS”). This directive restricts the placement into the EU market of electrical and electronic equipment containing certain hazardous materials, including lead, mercury, cadmium and chromium. We are also subject to the EU’s Waste Electrical and Electronic Equipment Directive (“WEEE”), which regulates the collective, recovery and recycling of waste from certain electronic products.

In China, we are subject to China’s law on Management Methods on the Control of Pollution Caused by Electronic Information Products (“China RoHS”), which is substantially similar to the EU RoHS. The China RoHS requires the disclosure and marking of certain substances, including lead, mercury, cadmium and chromium in certain electronic products.

We believe that our facilities are in substantial compliance with current laws and regulations. We expect further laws similar to the RoHS and those governing product and packaging recycling to be introduced in other jurisdictions, many or most of which could impose additional costs, including fees to cover recycling costs. The need for and cost of our compliance with such legislation cannot yet be determined but it could be substantial.

Research and Development

We believe that continued investment in product research and development is critical to our success. Expenditures for research and development were $331.7 million, $395.9 million and $356.7 million for the fiscal years ended June 30, 2009, 2008 and 2007, respectively. We expect to continue to devote significant resources to research and development to sustain our competitive position.

Number of Employees

At June 30, 2009, we had 9,482 full-time employees, including 3,407 employees located in North America and 6,075 located outside of North America.

Corporate Information

We were incorporated in the state of Delaware in 1980. Our principal executive offices are located at 400 Atlantic Street, Suite 1500, Stamford, Connecticut 06901. Our telephone number is (203) 328-3500.

Website Information

Our corporate website is located at www.harman.com. Through our website we make available, free of charge, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). Our website also provides access to reports filed by our directors, executive officers and certain significant stockholders pursuant to Section 16 of the Exchange Act. In addition, our Corporate Governance Guidelines, Ethics Code and charters for the three committees of our Board of Directors are available on our website. The information on our website is not incorporated by reference into this report. In addition, the Securities and Exchange Commission (“SEC”) maintains a website, www.sec.gov, that contains reports, proxy and information statements and other information that we file electronically with the SEC.

Item 1A.	Risk Factors

In addition to the other information included in this report, you should carefully consider the risk factors described below.

Decreased demand from our customers in the automotive industry may adversely affect our results of operations.

For the year ended June 30, 2009, approximately 65 percent of our sales were to automobile manufacturers. As a result, our financial performance depends, in large part, on conditions in the automotive industry, which is highly dependent on general economic conditions and has recently experienced significant difficulty. Certain of our customers have publicly announced their financial difficulties, including some of our major customers. As a result, we have and may continue to experience reductions in orders from these customers. If one or more of our significant automotive customers experiences, or continues to experience, continued or increased financial difficulty, as a result of a prolonged economic downturn or otherwise, this would have a further adverse effect on our business due to further decreased demand, the potential inability of these companies to make full payment on amounts owed to us, or both. In addition, our customer supply agreements generally provide for reductions in pricing of our products over the period of production. Pricing pressures may intensify as a result of cost cutting initiatives of our customers in the current economic environment. If we are unable to generate sufficient production cost savings in the future to offset future price reductions, our results of operations may be adversely affected.

A decrease in discretionary spending would likely reduce our sales.

Our sales are dependent on discretionary spending by consumers, which has been materially adversely impacted by economic conditions affecting disposable consumer income and retail sales. In addition, our sales of audio, electronic and infotainment products to automotive customers are dependent on the overall success of the automobile industry, and the success of premium automobiles in particular, as well as the willingness of automobile purchasers to pay for the option of a premium branded automotive audio system or a multi-function digital infotainment system. Global demand for and production of premium vehicles, including certain vehicle models that incorporate our products, has recently declined significantly in the difficult economic environment. This “mix shift” has had a negative impact on our results of operations. Consumer trends such as this could continue or accelerate in the future.

The current economic environment may adversely affect the availability and cost of credit and consumer spending patterns.

Our ability to make scheduled payments or to refinance our obligations with respect to indebtedness will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions. The subprime mortgage crisis and disruptions in the financial markets, including the bankruptcy and restructuring of major financial institutions, may adversely impact the availability of credit already arranged, and the availability and cost of credit in the future. The disruptions in the financial markets have also had an adverse effect on the global economy, which has negatively impacted consumer spending patterns. This has resulted in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit.

Our products may not satisfy shifting consumer demand or compete successfully with competitors’ products.

Our business is based on the demand for premium audio and video products and our ability to introduce distinctive new products that anticipate changing consumer demands and capitalize upon emerging technologies. If we fail to introduce new products, misinterpret consumer preferences or fail to respond to changes in the marketplace, consumer demand for our products could decrease and our brand image could suffer. In addition, our competitors may introduce superior designs or business strategies, impairing our distinctive image and our products’ desirability. If any of these events occur, our sales could decline.

We may not realize sales represented by awarded business.

Our current estimate of $8.8 billion of awarded business is calculated using certain assumptions from our customers, including projected future sales volumes with respect to the applicable platforms. Orders from our customers with respect to these platforms are not made pursuant to contractual obligations and our customers can terminate arrangements with us at any time without penalty. Therefore, our actual platform sales volumes, and thus the ultimate amount of revenue that we derive from such platforms, is not committed. If actual production orders from our customers are not consistent with the projections we use in calculating the amount of our awarded business, we could realize substantially less revenue over the life of these projects than the currently projected estimate of $8.8 billion.

We may not be successful in realizing the cost savings anticipated in our STEP Change program.

Our STEP Change restructuring methodology is intended to achieve $400 million in sustainable annual cost-savings, as measured against fiscal year 2008. The cost savings contemplated under this methodology have fixed and variable components. The variable portion of the cost savings under the STEP Change methodology is based on fiscal year 2008 sales volumes. A reduction in actual sales volumes compared with those in fiscal year 2008 could adversely affect our ability to achieve our targeted cost savings of $400 million, which could have an adverse impact on our financial condition and results of operations.

The initiatives comprised by our STEP Change program include facility and headcount reductions and other expense controls. We cannot assure you that we will be able to implement these cost reduction initiatives successfully. We anticipate incurring further expenses throughout the upcoming years, some of which may be material in the period in which they are incurred.

Even if we are successful in these initiatives, we may face other risks associated with our plans, including, among other things, declines in employee morale and increased labor relations issues or other interruptions in our operations. Any of these risks could have an adverse impact on our results of operations. In addition, as a result of pricing pressures on our products, we may not be able to translate all of the cost savings from these initiatives into increased earnings.

Failure to maintain relationships with our largest customers and failure by our customers to continue to purchase expected quantities of our products due to changes in market conditions would have an adverse effect on our operations.

We anticipate that our automotive customers, including Audi/Volkswagen, BMW, Daimler and Toyota/Lexus, will continue to account for a significant portion of our sales for the foreseeable future. However, none of Audi/Volkswagen, BMW, Daimler, Toyota/Lexus or our other automotive customers are obligated to any long-term purchases of our products. The loss of sales to Audi/Volkswagen, BMW, Daimler, Toyota/Lexus or to any of our other significant automotive customers would have a material adverse effect on our consolidated sales, earnings and financial position. In recent years, we held a majority of Daimler’s infotainment and audio system business. Automakers customarily maintain dual sourcing arrangements, so our supply relationship with Daimler exceeded expectations. Daimler made strategic decisions in 2006 and 2007 to move to dual sourcing and as a result, our share of Mercedes business declined in fiscal year 2008 and has further declined in fiscal year 2009. We cannot assure you that our customers will not further expand dual sourcing arrangements in the future.

Failure to deliver products on time to our automotive customers could adversely affect our financial results.

We have products in various stages of development for our automotive customers. If we do not complete our development efforts in time to meet our customers’ vehicle production requirements, we could be subject to monetary penalties and damage our customer relationships, which could have a material adverse effect on our consolidated sales, earnings and financial condition.

Bankruptcy of a significant customer could have a material adverse effect on our liquidity, financial condition and results of operations.

A significant portion of our revenues are derived from sales to customers in the automotive industry, where companies have experienced financial difficulties. As part of the bankruptcy process, our pre-petition receivables may not be realized, customer manufacturing sites may be closed or contracts voided. The bankruptcy of a major customer could have a material adverse effect on our liquidity, financial condition and results of operations.

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

Many manufacturers, large and small, domestic and foreign, offer audio and video systems that vary widely in price and quality and are marketed through a variety of channels, including audio and video specialty stores, discount stores, department stores, mail order firms and the Internet. Some of our competitors have financial and other resources greater than ours. We cannot assure you that we will continue to compete effectively against existing or new competitors that may enter our markets. We also compete indirectly with automobile manufacturers that may improve the quality of original equipment audio and electronic systems, reducing demand for our aftermarket mobile audio products, or change the designs of their cars to make installation of our aftermarket products more difficult or expensive.

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

We are dependent upon third party suppliers, both in the United States and other countries, for various components, parts, raw materials and finished products. Some of our suppliers may produce products that compete with our products. We use externally sourced microchips in many of our products. A significant disruption in our supply chain and an inability to obtain alternative sources could have a material impact on our results of operations.

Covenants in our existing debt agreements restrict our operations.

Our recently amended revolving credit facility and the indenture for our Convertible Senior Notes contain provisions that restrict our operating and financing activities. Together, they restrict our ability to, among other things:

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

Because of the restrictions in these debt agreements, we may have difficulty securing additional financing in the form of additional indebtedness. In addition, our revolving credit facility contains other and more restrictive covenants, including financial covenants that will require us to achieve specified financial and operating results and maintain compliance with specified financial ratios. We may have to curtail some of our operations to maintain compliance with these covenants. A violation of any of these covenants could result in a default under these debt agreements, which could permit the lenders to accelerate the repayment of any borrowings outstanding at that time, and the lenders under the revolving credit facility could act on the collateral package granted in connection with the recently amended credit facility. A default or acceleration under our debt agreements would result in increased capital costs and adversely affect our ability to operate our business, our subsidiaries and guarantors’ ability to operate their business and our results of operations and financial condition.

If we fail to comply with the covenants contained in our existing debt agreements, the related debt incurred under those agreements could be declared immediately due and payable, which could also trigger a default under other agreements.

Our ability to meet the covenants or requirements in our credit facility and the indenture for our Convertible Senior Notes may be affected by events beyond our control, and we cannot assure you that we will satisfy these covenants and requirements. A breach of these covenants or our inability to comply with the financial ratios, tests or other restrictions could result in an event of default under the applicable agreement. Upon the occurrence of an event of default under the applicable agreement, the lenders could elect to declare all amounts outstanding under the applicable agreement, together with accrued interest, to be immediately due and payable. If the payment of our indebtedness is accelerated, we cannot assure you that we will be able to make those payments or borrow sufficient funds from alternative sources to make those payments. Even if we were to obtain additional financing, that financing may be on unfavorable terms.

Currency fluctuations may reduce profits on our foreign sales or increase our costs, either of which could adversely affect our financial results.

A significant amount of our assets and operations are located, and the majority of our revenue is derived from, outside the United States. Consequently, we are subject to fluctuations in foreign currency exchange rates, especially the Euro. Translation losses resulting from currency fluctuations may adversely affect the profits from our foreign operations and have a negative impact on our financial results. In addition, we purchase certain foreign-made products. Although we hedge a portion of our foreign currency exposure and, due to the multiple currencies involved in our business, foreign currency positions partially offset and are netted against one another to reduce exposure, we cannot assure you that fluctuations in foreign currency exchange rates will not make these products more expensive to purchase. Increases in our cost of purchasing these products could negatively impact our financial results if we are not able to pass those increased costs on to our customers.

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

These and other risks may, among other things, increase the relative price of our products compared to those manufactured in other countries, reducing the demand for our products.

Our business could be adversely affected by a strike or work stoppage at one of our manufacturing plants or at a facility of one of our significant customers or at a common carrier or major shipping location.

Certain of our automotive customers are unionized and may incur work stoppages or strikes. A work stoppage at our facilities or those of our automotive customers, or at a common carrier or major shipping location, could have a material adverse effect on our sales, earnings and financial condition. The risk of issues of this type at our facilities may be exacerbated by the implementation of our STEP Change program, which involves significant staff reductions and facility relocations.

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

We are currently involved in litigation arising out of or relating to the events leading up to the termination of the proposed acquisition of our Company in October 2007 or certain earnings guidance provided by us. In addition, similar litigation has been and may be initiated against us and others based on the alleged activities and disclosures at issue in the pending litigation. We cannot predict the outcome of any such proceeding or the likelihood that further proceedings will be instituted against us. In the event that there is an adverse ruling in any legal proceeding, we may be required to make payments to third parties that could harm our business or financial results. Furthermore, regardless of the merits of any claim, the continued maintenance of these legal proceedings may result in substantial legal expense and could also result in the diversion of our management’s time and attention away from our business.

We have deferred tax assets in our consolidated financial statements.

Our consolidated financial statements include deferred tax assets of $324.8 million as of June 30, 2009, which relate to temporary differences (differences between the assets and liabilities in the consolidated financial statements and the assets and liabilities in the calculation of taxable income). The valuation of deferred tax assets is based on various projections for future taxable income. Thus, when actual taxable income differs from projections, it may become necessary to adjust the valuation of our deferred tax assets, which could impact our results of operations and financial condition.

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

Our corporate headquarters are located at 400 Atlantic Street, Stamford, Connecticut, 06901. Certain information regarding our principal facilities are described in the table below.

Location	Segments	Size (Sq. Ft.)	Owned or Leased	Percentage Utilization
Northridge, California	Consumer Professional	589,000	Leased	60%
Ittersbach, Germany	Automotive	565,000	Owned	100%
Atlanta, Georgia	Consumer	305,000	Leased	100%
Moreno, California	Consumer Professional	301,000	Leased	100%
Straubing, Germany	Automotive	235,000	Owned	100%
Elkhart, Indiana	Professional	223,000	Owned	86%
Chateau du Loir, France	Automotive Consumer	221,000	Owned	75%
Worth-Schaidt, Germany	Automotive	204,000	Owned	100%
Tijuana, Mexico	Professional	198,000	Leased	97%
Vienna, Austria	Professional	193,000	Leased	100%
Bridgend, United Kingdom	Automotive	168,000	Leased	100%
Franklin, Kentucky	Automotive	152,000	Owned	100%
Farmington Hills, Michigan	Automotive	151,000	Leased	100%
Suzhou, China	Automotive	145,000	Owned	80%
Sandy, Utah	Professional	127,000	Leased	100%
Szekesfehervar, Hungary	Automotive	117,000	Owned	100%
Juarez, Mexico	Automotive	109,000	Leased	100%
Regensdorf, Switzerland	Professional	108,000	Leased	79%
Washington, Missouri	Automotive	101,000	Owned	100%

We are currently holding our Martinsville, Indiana facility for sale.

We also own or lease other facilities that are not considered principal properties. We believe that our facilities are suitable and adequate for our present needs and that suitable additional or substitute facilities will be available, if required.

Item 3.	Legal Proceedings

In re Harman International Industries, Inc. Securities Litigation

On October 1, 2007, a purported class action lawsuit was filed by Cheolan Kim (the “Kim Plaintiff”) against Harman International and certain of our officers in the United States District Court for the District of Columbia (the “Court”) seeking compensatory damages and costs on behalf of all persons who purchased our common stock between April 26, 2007 and September 24, 2007 (the “Class Period”). The original complaint alleged claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “1934 Act”) and Rule 10b-5 promulgated thereunder.

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

On November 30, 2007, the Boca Raton General Employees’ Pension Plan (the “Boca Raton Plaintiff”) filed a purported class action lawsuit against Harman International and certain of our officers in the Court seeking compensatory damages and costs on behalf of all persons who purchased our common stock between April 26, 2007 and September 24, 2007. The allegations in the Boca Raton complaint are essentially identical to the allegations in the original Kim complaint, and like the original Kim complaint, the Boca Raton complaint alleges claims for violations of Sections 10(b) and 20(a) of the 1934 Act and Rule 10b-5 promulgated thereunder.

On January 16, 2008, the Kim Plaintiff filed an amended complaint. The amended complaint, which extended the Class Period through January 11, 2008, contended that, in addition to the violations alleged in the original complaint, Harman International also violated Sections 10(b) and 20(a) of the 1934 Act and Rule 10b-5 by “knowingly failing to disclose “significant problems” relating to its portable navigation device (“PND”) sales forecasts, production, pricing, and inventory” prior to January 14, 2008. The amended complaint claimed that when “Defendants revealed for the first time on January 14, 2008 that shifts in PND sales would adversely impact earnings per share by more than $1.00 per share in fiscal 2008,” that led to a further decline in our share value and additional losses to the plaintiff class.

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

On May 2, 2008, Lead Plaintiff filed a consolidated class action complaint (the “Consolidated Complaint”). The Consolidated Complaint, which extends the Class Period through February 5, 2008, contends that Harman International and certain of our officers and directors violated Sections 10(b) and 20(a) of the 1934 Act and Rule 10b-5 promulgated thereunder, by issuing false and misleading disclosures regarding our financial condition in fiscal year 2007 and fiscal year 2008. In particular, the Consolidated Complaint alleges that defendants knowingly or recklessly failed to disclose material adverse facts about MyGIG radios, PNDs and our capital expenditures. The Consolidated Complaint alleges that when Harman’s true financial condition became known to the market, the price of our common stock declined significantly, causing losses to the plaintiff class.

On July 3, 2008, defendants moved to dismiss the Consolidated Complaint in its entirety. Lead Plaintiff opposed the defendants’ motion to dismiss on September 2, 2008, and defendants filed a reply in further support of their motion to dismiss on October 2, 2008. The motion is now fully briefed.

Patrick Russell v. Harman International Industries, Incorporated, et al.

Patrick Russell (the “Russell Plaintiff”) filed a complaint on December 7, 2007 in the United States District Court for the District of Columbia and an amended purported putative class action complaint on June 2, 2008 against Harman International and certain of our officers and directors alleging violations of the Employee Retirement Income Security Act of 1974 (“ERISA”) and seeking, on behalf of all participants in and beneficiaries of the Harman International Industries, Incorporated Retirement Savings Plan (the “Plan”), compensatory damages for losses to the Plan as well as injunctive relief, imposition of a constructive trust, restitution, and other monetary relief. The amended complaint alleges that from April 26, 2007 to the present, defendants failed to prudently and loyally manage the Plan’s assets, thereby breaching their fiduciary duties in violation of ERISA, by causing the Plan to invest in our common stock notwithstanding that the stock allegedly was “no longer a prudent investment for the Participants’ retirement savings.” The amended complaint further claims that, during the Class Period, defendants failed to monitor the Plan fiduciaries, failed to provide the Plan fiduciaries with, and to disclose to Plan participants, adverse facts regarding Harman and our businesses and prospects. The Russell Plaintiff also contends that defendants breached their duties to avoid conflicts of interest and to serve the interests of participants in and beneficiaries of the Plan with undivided loyalty. As a result of these alleged fiduciary breaches, the amended complaint asserts that the Plan has “suffered substantial losses, resulting in the depletion of millions of dollars of the retirement savings and anticipated retirement income of the Plan’s Participants.”

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

Siemens vs. Harman Becker Automotive Systems GmbH

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

Other Legal Actions

At June 30, 2009, we were involved in several other legal actions. The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial position or results of operations.

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

Name	Position	Age
Dinesh C. Paliwal	Chairman and Chief Executive Officer	51
Herbert K. Parker	Executive Vice President and Chief Financial Officer	51
Blake Augsburger	President—Professional Division	46
Klaus Blickle	Chief Executive Officer—Automotive Division	54
David Karch	Vice President, Operational Excellence	48
Sachin Lawande	Chief Technology Officer	42
David Slump	President—Consumer Audio Division and Vice President, Corporate Development	41
John Stacey	Vice President and Chief Human Resources Officer	44
Todd A. Suko	Vice President—General Counsel and Secretary	42

Dinesh C. Paliwal became Chairman and Chief Executive Officer on July 1, 2008. Mr. Paliwal joined our Company on July 1, 2007 as President, Chief Executive Officer and Vice Chairman and was elected a director on August 13, 2007. Prior to joining our Company, Mr. Paliwal served as President of Global Markets and Technology of ABB Ltd from January 2006 until June 2007 and as President and CEO of ABB North America from January 2004 until June 2007. He was President and CEO of ABB Automation from October 2002 to December 2005.

Herbert K. Parker joined our Company in June 2008 as Executive Vice President and Chief Financial Officer. From August 15, 2008 until October 1, 2008, Mr. Parker also served as our principal accounting officer. Prior to joining our Company, he served as Chief Financial Officer of ABB North America, a power automation company, from January 2006 to May 2008. Mr. Parker also served as the global CFO, Automation Technologies division of ABB North America from October 2002 through December 2005.

Blake Augsburger joined our Company in 2001 as the President of Crown International. In 2006, Mr. Augsburger was promoted to President of our Professional division. Mr. Augsburger also serves as Country Manager for North America. Prior to joining our Company, he was Corporate Vice President and General Manager for Hubbell High Voltage Test Businesses from 1999 to 2001.

Klaus Blickle joined the Company in July 2008 as Chief Executive Officer of our Automotive division. Prior to joining our Company, Dr. Blickle was President and Chief Executive Officer of EDAG Group from 2005 through 2008. Dr. Blickle has also served as President of Tesma International Inc. (Magna Group) from 2004 to 2005 and as President and Chief Technology Office of American Special Cars, Inc. from 2001 to 2004.

David Karch has served as Vice President, Operational Excellence since May 2008. From 1998 to May 2008, Mr. Karch served in various positions with Harman Becker Automotive Systems, most recently as Senior Vice President, Manufacturing and Quality.

Sachin Lawande joined our Company in 2001, and has served as our Chief Technology Officer since January 2009. Prior to holding this position, Mr. Lawande served as Harman’s Chief Innovation Officer, from 2008 to January 2009, where he was responsible for guiding software strategy and key development partnerships and was instrumental in launching an offshore development center in India as part of Harman’s strategy for optimizing its global footprint. From 2001 through 2006 he served in various positions with QNX Software Systems, most recently as Vice President, Engineering Services.

David Slump joined our Company in February 2009 as President, Consumer Audio Division and Vice President, Corporate Development. Prior to joining our Company, from 2008 to January 2009, Mr. Slump served as Senior Vice President for Landis + Gyr Holdings, a leader in the energy management industry, where he directed the company’s global brand strategy and evaluated portfolio and architecture investments. From 2007 until 2008, he served as President and Chief Executive Officer of Cellnet + Hunt Group. From 2003 to 2007, Mr. Slump held a variety of positions with General Electric, most recently as General Manager, Global Marketing.

John Stacey joined our Company in February 2008 as Vice President and Chief Human Resources Officer. Prior to joining our Company, he was Vice President, People for InBev North America, Inbev Central and Eastern Europe from 2005 through January 2008. He also served as Vice President, Human Resources for Labatt USA from 2000 to 2005.

Todd A. Suko joined our Company in October 2008 as Vice President, General Counsel and Secretary. Prior to joining our Company Mr. Suko served as Vice President, General Counsel and Secretary for UAP Holding Corp. and United Agri Products from 2001 to September 2008. Mr. Suko is a member of the bar in Washington, DC and Virginia; and is a Commander in the United States Navy Reserve.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange and is reported on the New York Stock Exchange Composite Tape under the symbol HAR. As of August 18, 2009, there were approximately 127 record holders of our common stock.

The table below sets forth the reported high and low sales prices for our common stock, as reported on the New York Stock Exchange, for each quarterly period for fiscal years ended June 30, 2009 and 2008.

	Years Ended June 30,
	2009		2008
Market Price	High	Low	High	Low
First quarter ended September 30	$44.69	$29.92	$118.15	$75.52
Second quarter ended December 31	34.00	9.87	89.64	69.48
Third quarter ended March 31	21.19	9.17	73.75	35.74
Fourth quarter ended June 30	23.38	13.03	46.90	37.60

We paid cash dividends during fiscal year 2009 of $.025 per share, with a dividend of $.0125 paid in the first and second quarters. We indefinitely suspended payment of the cash dividend in the third quarter of fiscal year 2009. We paid cash dividends during fiscal year 2008 of $.05 per share, with a dividend of $.0125 per share paid in each quarter.

The following table provides information about shares acquired from employees during the fourth quarter of fiscal year 2009 in connection with the surrender of shares to pay option exercise prices.

Period	Total Number of Shares Acquired During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 – April 30	—	—	—	—
May 1 – May 31	—	—	—	—
June 1 – June 30	—	—	—	—
Total	—	—	—	—

Since inception of our share repurchase program in June 1998 and through September 30, 2007, we had acquired and placed in treasury a total of 18,198,082 shares of our common stock at a cost of $639.6 million. Our program was suspended upon the announcement in April 2007 of our proposed merger with a company formed by investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (“KKR”), GS Capital Partners VI Fund, L.P. and its related funds, which are sponsored by Goldman, Sachs & Co. (“GSCP”). On October 22, 2007, we announced the termination of our agreement with KKR and GSCP and companies formed by investment funds affiliated with KKR and GSCP. In connection with the termination agreement, we entered into a note purchase agreement under which we sold $400 million aggregate principal amount of our 1.25 percent Convertible Notes due 2012 (the “Notes”) to affiliates of KKR, GSCP, Citibank, N.A. and HSBC USA, Inc. On October 30, 2007, we used the proceeds from the issuance and sale of the Notes to repurchase 4,775,549 shares of our Company’s common stock at a cost of $400.3 million. We received an additional 2,449,230 shares upon settlement of the October 2007 repurchase. The total number of shares purchased and retired as a result of the October 2007 repurchase was 7,224,779. The total number of shares repurchased through June 30, 2009 was 25,599,817.

For a description of limitations on repurchases of shares and on the payment of dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition” located in Item 7 of Part II of this report.

Item 6.	Selected Financial Data

The following table presents selected historical financial data derived from the audited Consolidated Financial Statements for each of the five fiscal years presented. The information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

(In thousands except per share data)	2009	2008	2007	2006	2005
Net sales	$2,891,022	$4,112,503	$3,551,144	$3,247,897	$3,030,889
Operating (loss) income	$(509,274)	$138,501	$386,387	$397,241	$350,981
(Loss) income before income taxes	$(519,696)	$124,484	$382,205	$376,187	$335,337
Net (loss) income	$(422,551)	$107,786	$313,963	$255,295	$232,848
Diluted (loss) earnings per share	$(7.19)	$1.73	$4.72	$3.75	$3.31
Weighted average shares outstanding:
Diluted	58,766	62,182	66,449	68,105	70,399
Total assets	$2,492,353	$2,826,925	$2,508,868	$2,375,752	$2,201,983
Total debt	$629,459	$427,952	$76,528	$197,554	$333,917
Shareholders’ equity	$973,825	$1,339,846	$1,494,041	$1,228,164	$1,060,948
Dividends per share	$0.025	$0.05	$0.05	$0.05	$0.05

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information presented in other sections of this Annual Report on Form 10-K, including “Item 1. Business,” “Item 6. Selected Financial Data,” and “Item 8. Financial Statements and Supplementary Data.” This discussion contains forward-looking statements which are based on our current expectations and experience and our perception of historical trends, current market conditions, including customer acceptance of our new products, current economic data, expected future developments, including foreign currency exchange rates, and other factors that we believe are appropriate under the circumstances. These statements involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements. See “Risk Factors” included in Item 1A of Part I of this report. Unless otherwise indicated, “Harman,” “the Company,” “we,” “our,” and “us” are used interchangeably to refer to Harman International Industries, Incorporated and its consolidated subsidiaries.

We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss recent developments. This is followed by a discussion of our critical accounting policies, and then by a discussion of our results of operations for the fiscal years ended June 30, 2009, 2008 and 2007. We include in this discussion an analysis of certain significant period-to-period variances in our Consolidated Statements of Operations and an analysis of our restructuring program. We also provide specific information regarding our four business segments: Automotive, Consumer, Professional and Other. We then discuss our financial condition at June 30, 2009 with a comparison to June 30, 2008. This section contains information regarding our liquidity, capital resources and cash flows from operating, investing and financing activities. We complete our discussion with an update on our business outlook.

Executive Overview

We believe we are a worldwide leader in the development, manufacturing and marketing of high-quality, high-fidelity audio products and electronic systems. We have developed, both internally and through a series of strategic acquisitions, a broad range of product offerings sold under renowned brand names in our principal markets. We also believe that we are a leader in digitally integrated infotainment systems for the automotive industry. Our AKG, Crown, JBL, Infinity, Harman/Kardon, Lexicon, dbx, Studer/Soundcraft, Mark Levinson and Becker brand names are well-known worldwide for premium quality and performance. We have built these brands by developing our engineering, manufacturing and marketing competencies, and have employed these resources to establish our Company as a leader in the markets we serve.

We report our business on the basis of four segments. Our Automotive, Consumer and Professional segments are based on the end-user markets we serve. Our fourth segment, Other, includes our QNX business, which was previously reported in our Automotive segment. This realignment reflects our focus on growing the QNX business in other non-automotive industries. Our Professional segment now includes our Harman Specialty business which was previously reported within our Consumer segment. Our Harman Specialty business includes Mark Levinson, Revel and Lexicon branded products. This realignment reflects our focus on growing our Harman Specialty business in the Professional segment.

Fiscal year 2009 was an extremely challenging year due to worldwide economic weakness, particularly in the second half of the year. The unfavorable economic conditions, as well as the pace of the negative downturn put significant pressure on our business. The downturn in the economy adversely affected our sales and profitability. Our profitability was down in fiscal year 2009 due to lower volumes and gross profit margin, a goodwill impairment charge and restructuring charges. The decrease in gross profit margin was primarily related to several new Automotive platform launches, called “Start of Production” (“SOP”), which typically start their life cycle at their lowest margins. These negative factors were partially offset by cost-savings achieved as a result of our STEP Change program. Also, to control costs, we are maintaining strict expense controls and higher hurdle rates for capital project approvals. We believe that fiscal year 2010 will also be a challenging year as we continue to execute on our strategic plan. We feel these initiatives have positioned our Company to weather the downturn, emerge as a strong competitor and return Harman to long-term profitable growth.

We continue to incur costs relating to our restructuring program, which is designed to address our global footprint, cost structure, technology portfolio, human resources and internal processes. Restructuring is further described under the caption Restructuring later in this discussion.

Recent Events

Issuance of Common Stock

On June 23, 2009, we completed a public offering of 10,667,000 shares of our common stock at the offering price of $18.75 per share, less a 4.75 percent underwriting discount. We received cash proceeds of $189.8 million, net of expenses of $0.7 million. In connection with this transaction, approximately $0.1 million was recorded as an increase in our common stock and $189.7 million was recorded as an increase in additional paid-in capital in our Consolidated Balance Sheet at June 30, 2009.

Reduction in Available Credit Under the Amended Credit Agreement

In connection with our public offering of common stock, described above and in Note 11 – Shareholder’s Equity and Share-Based Compensation, in the Notes to the Consolidated Financial Statements, on June 15, 2009, we and our wholly-owned subsidiary, Harman Holding GmbH & Co. KG, entered into the First Amendment to the Second Amended and Restated Multi-Currency, Multi-Option Credit Agreement (the “First Amendment”). The purpose of the First Amendment was to reduce the Equity Prepayment Percentage, as defined in the Second Amended and Restated Multi-Currency, Multi-Option Credit Agreement dated March 31, 2009, by and among Harman International Industries, Incorporated, Harman Holding GmbH & Co. KG, JPMorgan Chase Bank, N.A., as administrative agent, and the several banks party thereto (the “Amended Credit Agreement”) from 50 percent to 20 percent for a limited period of time ending June 30, 2009. The Equity Prepayment Percentage is the amount, expressed as a percentage, of net cash proceeds received from the public offering of our common stock that we had to repay under the revolving credit facility. As a result, we repaid $38 million of borrowings under the Amended Credit Agreement, which represented 20 percent of the net cash proceeds received from the public offering. In addition, our borrowing capacity under the Amended Credit Agreement was reduced by $38 million, to a net borrowing capacity of $232 million at June 30, 2009. In connection with the reduction in our borrowing capacity, we wrote off $1.2 million of debt issuance costs to interest expense in our Consolidated Statements of Operations, representing our net reduction in borrowing capacity in accordance with EITF 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving Debt Agreements.” At June 30, 2009, the unamortized balance of debt issuance costs was $7.5 million.

At June 30, 2009, we had no available borrowing capacity under the Amended Credit Agreement and outstanding borrowings of $234.7 million, consisting of $227.3 million under the revolving credit facility and outstanding letters of credit of $7.4 million. Our total borrowings exceeded our borrowing capacity due to foreign currency translation. The Amended Credit Agreement contains a provision that allows our total outstanding borrowings to exceed the borrowing capacity by 5 percent which is equal to $243.6 million. At June 30, 2009, we had not exceeded this amount.

The Amended Credit Agreement contains financial and other covenants that require us to maintain certain specified ratios and liquidity levels, and imposes certain limitations on us and certain of our subsidiaries, which are more fully described in the section entitled Financial Condition, within this Management’s Discussion and Analysis and in Note 6 – Debt in our Notes to the Consolidated Financial Statements.

Critical Accounting Policies

The methods, estimates and judgments we use in applying our accounting policies, in conformity with generally accepted accounting principles in the United States (“GAAP”), have a significant impact on the results we report in our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The estimates affect the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our accounting policies are more fully described in Note 1 – Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements located in Item 8 of Part II. However, we believe the following policies merit discussion due to their higher degree of judgment, estimation, or complexity.

Allowance for Doubtful Accounts

Our products are sold to customers in many different markets and geographic locations. Methodologies for estimating bad debt reserves include specific reserves for known collectability issues and percentages applied to aged receivables based on historical experience. We must make judgments and estimates regarding account receivables that may become uncollectible. These estimates affect our bad debt reserve and results of operations. We base these estimates on many factors including historical collection rates, the financial stability and size of our customers as well as the markets they serve and our analysis of aged accounts receivable. Our judgments and estimates regarding collectability of accounts receivable have an impact on our financial statements.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method. The valuation of inventory requires us to make judgments and estimates regarding obsolete, damaged or excess inventory, as well as current and future demand for our products. Estimation of inventory valuation reserves requires us to analyze the aging and future demand for inventories and to forecast future product pricing trends which has an effect on our results of operations. We calculate inventory reserves using a combination of lower of cost or market analysis, analysis of historical usage data, forecast demand data and historical disposal rates. Specific product valuation analysis is applied, if practicable, to those items of inventory representing a higher portion of the value of inventory on-hand. Refer to Note 2 – Inventories, net in the Notes to the Consolidated Financial Statements for more information.

Goodwill and Other Intangible Assets

Goodwill is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We estimate the fair value of each reporting unit using a discounted cash flow methodology. This requires us to use significant judgment including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, determination of our weighted average cost of capital, and relevant market data.

During the fiscal year ended June 30, 2009, we determined that goodwill related to our Automotive, Consumer and QNX reporting units was impaired and we recognized an impairment charge of $330.6 million. Goodwill was $81.9 million at June 30, 2009 compared with $436.4 million at June 30, 2008. Refer to Note 5 – Goodwill in the Notes to the Consolidated Financial Statements for more information.

Intangible assets primarily consist of patents, trademarks and distribution agreements and are amortized over periods ranging from 10 months to 17 years. We apply an impairment evaluation whenever events or changes in business circumstances indicate that the carrying value of our intangible assets may not be recoverable. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. We believe that the straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained annually by our Company.

We will continue to monitor the need for additional interim impairment tests, which could result in additional non-cash impairment charges.

Impairment of Long-Lived Assets

We review the recoverability of our long-lived assets, including buildings, equipment and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on undiscounted cash flows. We completed a review of the recoverability of our long-lived assets during fiscal year 2009 and determined that our long-lived assets were not impaired.

We will continue to monitor the need for additional interim impairment tests, which could result in additional non-cash impairment charges.

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

Accrued Warranties

We warrant our products to be free from defect in materials and workmanship for periods ranging from six months to six years from the date of purchase, depending on the business segment and product. Our dealers and warranty service providers normally perform warranty service in field locations and regional service centers, using parts and replacement finished goods we supply on an exchange basis. Our dealers and warranty service providers also install updates we provide to correct defects covered by our warranties. Estimated warranty liabilities are based upon past experience with similar types of products, the technological complexity of certain products, replacement cost and other factors. If estimates of warranty provisions are no longer adequate based on our analysis of current activity, incremental provisions are recorded as warranty expense in our Consolidated Statement of Operations. We take these factors into consideration when assessing the adequacy of our warranty provision for periods still open to claim. Refer to Note 4 – Accrued Warranties in the Notes to the Consolidated Financial Statements for more information.

Income Taxes and Tax Valuation Allowances

We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards. We follow specific and detailed guidance in each tax jurisdiction regarding the recoverability of any asset recorded in our Consolidated Balance Sheets and provide valuation allowances to reduce our deferred tax assets to an amount we believe is more likely than not to be realized. We regularly review our deferred tax assets for recoverability considering historical profitability, our ability to project future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. If we continue to operate at a loss in certain jurisdictions or are unable to generate sufficient future taxable income within the defined lives of such assets, we could be required to increase our valuation allowance against all or a significant portion of our deferred tax assets. This increase in valuation allowance could result in substantial increases in our effective tax rate and could have a material adverse impact on our operating results. Conversely, if and when our operations in some jurisdictions become sufficiently profitable before our current estimates, we would be required to reduce all or a portion of our current valuation allowance and such reversal would result in an increase in our earnings in such period. Adjustments to our valuation allowance, through charges to income tax expense were $11.4 million, $0.5 million and zero for the years ending June 30, 2009, 2008 and 2007, respectively.

The calculation of our deferred tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether and the extent to which additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in additional tax benefits recognized in the period in which we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. We recognize interest and penalties related to income tax matters in income tax expense. Refer to Note 10 – Income Taxes in the Notes to the Consolidated Financial Statements for more information.

Severance and Exit Costs

We recognize liabilities for severance and exit costs based upon the nature of the liability incurred. For involuntary separation programs that are conducted according to the guidelines of our written involuntary separation plan, we record the liability when it is probable and reasonably estimable in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 112, “Employers’ Accounting for Postemployment Benefits” (“SFAS 112”). For involuntary separation programs that are conducted according to the provisions of collective bargaining agreements or statutes, we record the liability when it is probable and reasonably estimable in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS 88”) For one-time termination benefits, such as additional severance pay, and other exit costs, such as lease and other contract termination costs, the liability is measured and originally recognized at fair value in the period in which the liability is incurred, with subsequent changes recognized in the period of change, in accordance with SFAS No.146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). Refer to Note 12 – Restructuring in the Notes to the Consolidated Financial Statements for more information.

Share-Based Compensation

Effective July 1, 2005, we adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”), using the modified prospective method. Under SFAS 123R, share-based compensation expense is recognized based on the estimated fair value of stock options and similar equity instruments awarded to employees. Refer to Note 11 – Shareholders’ Equity and Share-Based Compensation in the Notes to the Consolidated Financial Statements for additional information.

Results of Operations

Net Sales

Fiscal year 2009 net sales were $2.891 billion, a decrease of 30 percent compared to the prior year. Foreign currency translation had a negative impact of approximately $194 million when compared to the prior year. Each of our four business segments reported lower sales compared to the prior year. The decline in overall net sales was attributable to continued weakness in the automotive market, as automakers cut production in response to weak economic conditions, as well as Daimler’s strategic decision to move to dual-sourcing on select Mercedes models. Our Professional and Consumer segments were also negatively affected by the global financial and economic crisis, where reductions in the availability of credit and lower consumer spending resulted in lower net sales.

Fiscal year 2008 net sales were $4.113 billion, an increase of 16 percent compared to the prior year. Foreign currency translation contributed approximately $275 million to the increase in net sales. Each of our four business segments had higher net sales in fiscal year 2008 compared to the prior year. The strong growth in net sales was primarily due to full production of an infotainment system for Chrysler, higher infotainment systems sales to European automakers, and higher sales of professional audio products.

A summary of our net sales by business segment is presented below:

	Year Ended June 30,
($ in thousands)	2009	2008	2007
Net sales:
Automotive	$2,004,837	$2,929,269	$2,459,646
Consumer	356,489	515,075	480,836
Professional	492,876	627,289	577,493
Other	36,820	40,870	33,169

Total	$2,891,022	$4,112,503	$3,551,144

Automotive—Automotive net sales decreased 32 percent in fiscal year 2009 compared to the prior year. Foreign currency translation adversely affected net sales by $160 million compared to the prior year. Since a significant percentage of our sales are to customers in Europe, the majority of our foreign currency exposure is in the Automotive segment. The decline in fiscal year 2009 net sales when compared to the prior year was primarily due to Daimler’s strategic decision to move to dual-sourcing on select Mercedes models, as well as reduced production at some of our major Automotive customers including Chrysler, Toyota/Lexus, Porsche and SsangYong. These declines were partially offset by higher volumes at BMW, new infotainment business at Audi/Volkswagen and PSA Peugeot Citroën, as well as the ramp-up of the Genesis infotainment business at Hyundai/Kia.

Automotive net sales increased 19 percent in fiscal year 2008 compared to the prior year. Foreign currency translation contributed approximately $229 million to the net sales increase compared to the prior year. Net sales were higher in North America due to a full year of producing the MyGIG infotainment system for Chrysler, our first infotainment system launch in North America. We also had higher infotainment system sales to Hyundai/Kia in support of their Genesis launch and we began producing infotainment systems for SsangYong during the year. Audio system sales to Toyota were higher than fiscal year 2007 and we had increased shipments of Mark Levinson premium audio systems to Lexus. Additionally, we began a new relationship with Subaru late in fiscal year 2008 pursuant to which we provide the automaker with acoustic systems. Excluding foreign currency translation, sales in Europe were higher due to increased shipments of infotainment systems to Audi for the new A4 and A5 models. We also had higher sales to BMW supporting several mid-level platforms. These sales increases were partially offset by lower sales to Mercedes due to reduced E-Class production and price reductions. Aftermarket sales of PNDs in fiscal year 2008 were also lower than the prior year and may continue to decline as a result of our decision to focus exclusively on the automotive aftermarket premium sector.

Consumer—Consumer net sales decreased 31 percent in fiscal year 2009 compared to the prior year. Foreign currency translation adversely affected net sales by $19 million compared to the prior year. The consumer retail environment continued to be challenging in North America and Europe, as consumer spending has slowed and resulted in lower sales. Sales were also lower due to Consumer’s exit from the PND business and other unprofitable products.

Consumer net sales increased 7 percent in fiscal year 2008 compared to the prior year. Foreign currency translation contributed approximately $33 million to the net sales increase compared to the prior year. Sales were adversely affected by general economic weakness in North America and Europe. We also experienced significant competition in North America across multiple product categories including multimedia, which contributed to lower sales of iPod docking stations. In Europe, sales excluding foreign currency translation were higher than the prior year due to the popularity of certain Harman/Kardon electronic systems and increased sales of multimedia products.

Professional—Professional net sales decreased 21 percent in fiscal year 2009 compared to the prior year. Foreign currency translation contributed approximately $15 million to the net sales decrease compared to the prior year. The decline in sales compared to the prior year was due to the effect of the weak economy on both our distributors’ liquidity and market demand.

Professional net sales were 9 percent higher in fiscal year 2008 compared to the prior year. Foreign currency translation contributed approximately $13 million to the net sales increase compared to the prior year. Sales growth was supported by an increasing number of HiQnet enabled products that provide audio professionals with a centralized point to monitor and control complex audio systems. JBL Professional had strong sales of products supporting the install, portable and tour sound markets. Harman Music Group had higher sales due to new product introductions. AKG sales of headphones and microphones were higher than in the prior year. Additionally, sales of Soundcraft and Studer mixing consoles were higher than the prior year, reflecting successful new product introductions.

Other—Other sales decreased 10 percent in fiscal year 2009 compared to the prior year due to a decline in sales in our QNX business which offers embedded operating systems software and related development tools and consulting services used in a variety of products and industries.

Other sales increased 23 percent in fiscal year 2008 compared to the prior year due to an increase in sales in our QNX business.

Gross Profit

Gross profit as a percentage of net sales decreased 3.7 percentage points to 23.3 percent in fiscal year 2009 compared to the prior year. Gross profit margins were lower than the prior year due to decreased factory utilization associated with lower sales, product mix and the loss of Daimler business due to their decision to move to dual-sourcing on select Mercedes models. Restructuring costs included in cost of sales were $8.7 million in fiscal year 2009 compared to $3.8 million in the prior year which consists primarily of accelerated depreciation expenses due to the closure of manufacturing facilities.

Gross profit as a percentage of net sales decreased 7.1 percentage points to 27.0 percent in fiscal year 2008 compared to the prior year. The decrease in gross profit margin was primarily related to several automotive platform launches, increased shipments of lower margin mid-level infotainment systems to Automotive customers, higher Automotive warranty costs and lower Consumer margins in multiple product categories. Restructuring costs of $3.8 million, primarily related to accelerated depreciation, contributed to the decrease in gross profit margin.

A summary of our gross profit by business segment is presented below:

	Year Ended June 30,
($ in thousands)	2009	Percentage of Net Sales	2008	Percentage of Net Sales	2007	Percentage of Net Sales
Automotive	$385,406	19.2%	$713,917	24.4%	$846,443	34.4%
Consumer	83,072	23.3%	124,083	24.1%	127,958	26.6%
Professional	183,211	37.2%	243,894	38.9%	215,410	37.3%
Other	22,927	62.3%	27,512	67.3%	21,395	64.5%

Total	$674,616	23.3%	$1,109,406	27.0%	$1,211,206	34.1%

Automotive—Automotive gross profit as a percentage of net sales declined 5.2 percentage points to 19.2 percent in fiscal year 2009 compared to the prior year. The decline in gross profit was due to lower factory utilization associated with the decrease in sales, Daimler’s strategic decision to move to dual-sourcing on select models, changes in sales mix at Audi/Volkswagen, BMW and Porsche and restructuring costs incurred in connection with announced plant downsizings or closings in California, Indiana, France and Sweden and a warranty center in New Jersey, partially offset by a one-time warranty charge incurred in fiscal year 2008 relating to engineering charges for one of our products. Restructuring costs recorded at these locations relate to accelerated depreciation on machinery and equipment.

Automotive gross profit as a percentage of net sales declined 10.0 percentage points to 24.4 percent in fiscal year 2008 compared to the prior year. The decline in gross profit was primarily related to several platform launches, a higher portion of our sales for lower margin mid-level infotainment systems, higher warranty costs, and lower margins on PND sales. Automotive platform launches begin their life cycles at their lowest gross margins. Sales growth was driven by infotainment system sales to Chrysler and BMW primarily for their mid-level vehicles. We also had lower sales to Mercedes due to a decrease in production for the E-Class and price reductions. Historically, sales of these high-level infotainment systems generated higher margins for our Automotive division. In fiscal year 2008, our warranty liabilities increased $77.5 million partially due to an engineering change made on a product that has been in production for a number of years. Due to a supplier discontinuation, we implemented a new memory chip with existing software during the product’s life cycle. The software and memory chip combination developed an incompatibility over time.

Consumer—Consumer gross profit as a percentage of net sales declined 0.8 percentage points to 23.3 percent in fiscal year 2009 compared to the prior year. The decline in gross profit was primarily due to under-absorption of fixed costs due to lower sales volumes, partially offset by higher product margins due to the exit of unprofitable lines of business.

Consumer gross profit as a percentage of net sales in fiscal year 2008 declined 2.5 percentage points to 24.1 percent compared to the prior year. The decline in gross profit was primarily due to competitive pricing pressure, particularly in the multimedia market and general economic weakness in North America and Europe. The mobile market has also become increasingly competitive and gross margins on PNDs and in-vehicle iPod adapters were pressured downward during fiscal year 2008.

Professional—Professional gross profit as a percentage of net sales declined 1.7 percentage points to 37.2 percent in fiscal year 2009 compared to the prior year. The decline in gross profit was primarily due to lower factory utilization associated with sales declines, partially offset by favorable product mix and lower factory overhead costs.

Professional gross profit as a percentage of net sales margin improved 1.6 percentage points to 38.9 percent in fiscal year 2008 compared to the prior year. The improvement was primarily due to higher sales of products enabled with the HiQnet protocol and manufacturing efficiency improvements, partially offset by higher costs on

HiQnet products as we achieved economies of scale with additional product generations. Further initiatives to reduce manufacturing costs included the migration of some production from our Northridge, California facility to our expanded facility in Tijuana, Mexico.

Other—Other gross profit as a percentage of net sales declined 5.0 percentage points to 62.3 percent in fiscal year 2009 compared to the prior year due to unallocated facility costs retained in Corporate and increased 2.8 percentage points in fiscal year 2008 compared to the prior year, due to higher margins in our QNX business.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $853.3 million in fiscal year 2009 compared to $970.9 million in fiscal year 2008, a decrease of $117.6 million. Despite the decline in SG&A expenses, SG&A as a percentage of net sales for fiscal year 2009 increased 5.9 percentage points to 29.5 percent compared to the prior year due to the decrease in net sales. Foreign currency translation contributed $43.6 million to the decrease in SG&A expenses when compared to the prior year. Other factors contributing to the decrease in SG&A included an overall reduction in selling, advertising, promotion and other general and administrative expenses resulting from prior restructuring actions, a reduction in research and development expenses (“R&D”) of $64.2 million, of which $22.4 million was related to foreign currency translation, $15.4 million due to net proceeds from the sale of certain of our speech recognition assets within our Automotive segment, $13.3 million of lower share-based compensation expense and lower benefit expenses due to the suspension of 401(k) match and profit sharing contributions, a benefit from stock option forfeitures due to executive retirements, a benefit from our profit sharing accrual as the fiscal year 2008 contribution was not approved and reductions in selling, advertising and promotion expenses. These decreases were partially offset by an increase in restructuring expenses of $49.5 million and SG&A included $13.8 million in merger costs in fiscal year 2008. R&D costs were $331.7 million or 11.5 percent of net sales in fiscal year 2009 compared to $395.9 million or 9.6 percent of net sales in the prior year. Employee compensation and benefit costs are also included in SG&A expenses.

SG&A expenses were $970.9 million in fiscal year 2008, compared to $824.8 million in the prior year, an increase of $146.1 million. SG&A as a percentage of sales increased 0.4 percentage points to 23.6 percent in fiscal year 2008 primarily due to higher R&D costs of $395.9 million or 9.6 percent of net sales versus $356.7 million or 10.0 percent of net sales in the prior year. The increase in R&D costs in fiscal year 2008 when compared to the prior year was primarily due to increased costs to support infotainment system programs for our Automotive customers.

We continue to incur costs relating to our restructuring program, which is designed to address our global footprint, cost structure, technology portfolio, human resources and internal processes. We recorded restructuring charges in SG&A of $91.7 million, $42.4 million and $7.1 million in fiscal years 2009, 2008 and 2007, respectively. Restructuring is further described under the caption Restructuring later in this discussion.

Below is a summary of our SG&A expenses by business segment:

	Year Ended June 30,
($ in thousands)	2009	Percentage of Net Sales	2008	Percentage of Net Sales	2007	Percentage of Net Sales
Automotive	$530,283	26.5%	$599,131	20.5%	$505,015	20.5%
Consumer	110,348	31.0%	127,895	24.8%	109,288	22.7%
Professional	138,848	28.2%	155,981	24.9%	139,525	24.2%
Other	73,848	*	87,898	*	70,991	*

Total	$853,327	29.5%	$970,905	23.6%	824,819	23.2%

*	Percent not meaningful.

Automotive—Automotive SG&A expenses decreased $68.8 million to $530.3 million in fiscal year 2009 compared to the prior year. As a percentage of net sales, SG&A expenses increased 6.0 percentage points to 26.5 percent in fiscal year 2009 compared to the prior year, primarily due to the decline in sales. Foreign currency translation contributed to the decrease in fiscal year 2009 versus the prior year by $34.5 million. R&D expenses decreased $50.8 million to $269.1 million or 13.4 percent of net sales, compared to $319.9 million or 10.9 percent of net sales in the prior year. Approximately $20.8 million of the decrease in R&D expenses was due to foreign currency translation. Other factors contributing to the decrease in SG&A included $15.4 million of a net gain from the sale of certain of our speech recognition assets and lower advertising and promotion expenses, partially offset by an increase of $30.0 million in restructuring expenses. The $15.4 million gain was comprised of $20.2 million of gross proceeds, partially offset by a write-off of a related intangible asset of $4.8 million.

Automotive SG&A expenses increased $94.1 million to $599.1 million in fiscal year 2008 compared to the prior year. As a percentage of net sales, SG&A expenses were flat compared to the prior year. R&D expenses increased $38.9 million to $319.9 million or 10.9 percent of sales compared with $281.0 million or 11.4 percent of sales in the prior year. Higher costs were incurred to develop and support 13 major audio and infotainment platforms in fiscal year 2008 a record number for the division.

Consumer—Consumer SG&A expenses decreased $17.5 million to $110.3 million in fiscal year 2009 compared to the prior year. As a percentage of net sales, SG&A expenses increased 6.2 percentage points to 31.0 percent in fiscal year 2009 compared to the prior year, primarily due to the decrease in sales. R&D expenses decreased $10.4 million to $18.7 million or 5.2 percent of net sales, compared to $29.1 million or 5.6 percent of net sales in the prior year. Other factors contributing to the decrease in SG&A were lower compensation and benefit expenses from restructuring actions. These decreases were partially offset by an increase in restructuring expenses of $7.4 million and unfavorable currency translation of $4.1 million.

Consumer SG&A expenses increased $18.6 million to $127.9 million in fiscal year 2008 compared to the prior year. As a percentage of net sales, SG&A expenses increased 2.1 percentage points to 24.8 percent in fiscal year 2008 compared to the prior year, primarily due to higher restructuring costs. R&D costs decreased $12.6 million to $29.1 million or 5.6 percent of net sales, compared to $41.7 million or 8.7 percent of net sales in the prior year. Selling expenses were $6.1 million higher in fiscal year 2008, primarily due to increased marketing efforts for multimedia products in response to general economic weakness and a competitive market.

Professional—Professional SG&A expenses decreased $17.1 million to $138.8 million in fiscal year 2009 compared to the prior year. As a percentage of net sales, SG&A expenses increased 3.3 percentage points to 28.2 percent in fiscal year 2009 compared to the prior year, primarily due to the decrease in net sales. Foreign currency translation contributed $4.8 million to the decrease from the prior year. R&D expenses decreased $7.1 million to $36.8 million or 7.5 percent of net sales, compared to $43.9 million or 7.0 percent of net sales in the prior year. Other factors contributing to the decrease in SG&A were lower selling expenses due to tighter cost controls. These decreases were partially offset by an increase in restructuring expenses of $8.0 million.

Professional SG&A expenses increased $16.5 million to $156.0 million in fiscal year 2008 compared to the prior year. As a percentage of net sales, SG&A expenses increased 0.7 percentage points to 24.9 percent in fiscal year 2008 compared to the prior year, primarily due to higher R&D expenses. R&D expenses increased $15.8 million to $43.9 million or 7.0 percent of net sales, compared to $28.1 million or 4.9 percent of net sales in the prior year. These decreases were partially offset by an increase in restructuring expenses of $8.0 million.

Other—Other SG&A expenses include SG&A expenses related to our QNX business, as well as compensation, benefit and occupancy costs for corporate employees. Other SG&A expenses decreased $14.1 million to $73.8 million in fiscal year 2009 primarily due to lower share-based compensation and benefit expenses, primarily reflecting a benefit from stock option forfeitures due to executive retirements and lower benefit expenses due to the suspension of 401(k) match and profit sharing contributions and $13.8 million of merger costs incurred in fiscal year 2008.

Other SG&A expenses increased $16.9 million to $87.9 million in fiscal year 2008 compared to the prior year primarily due to $13.8 million of merger costs incurred in fiscal year 2008.

Restructuring

We announced a restructuring program in June 2006 designed to increase efficiency in our manufacturing, engineering and administrative organizations. The implementation of this program has continued through fiscal year 2009, as we expanded our restructuring actions to improve our global footprint, cost structure, technology portfolio, human resources and internal processes. These actions will reduce the number of our manufacturing, engineering and operating locations and are all included in our cost savings and productivity program called STEP Change.

In fiscal year 2008 we announced plant closings in Northridge, California and Martinsville, Indiana and closed a plant in South Africa and a small facility in Massachusetts. In fiscal year 2009, we completed the transition of our corporate headquarters from Washington D.C. to Stamford, Connecticut and have initiated numerous other actions to reduce cost and improve operating efficiency in our businesses. Programs initiated in fiscal year 2009 include the closure of the Woodbury, New York facility and numerous headcount reductions across our business units to reduce excess capacity due to decreased sales. The most significant of these programs were in Germany, Austria, the United Kingdom and various locations in the United States.

In fiscal year 2009, we recorded $90.1 million for our restructuring program, primarily within SG&A, of which $74.9 million related to employee termination benefits. Cash paid for these initiatives was $46.6 million. In addition, we have recorded $10.3 million of accelerated depreciation primarily in cost of sales.

Below is a rollforward of our restructuring accrual for fiscal years 2009, 2008 and 2007:

	Year Ended June 30.
($ in thousands)	2009	2008	2007
Beginning accrued liability	$35,601	$7,527	$8,533
Expense	90,140	42,192	7,071
Utilization(1)	(48,287)	(14,118)	(8,077)

Ending accrued liability	$77,454	$35,601	$7,527

(1)	Includes amounts representing adjustment to the liability for changes in foreign currency exchange rates.

Refer to Note 12 – Restructuring in the Notes to the Consolidated Financial Statements for additional information.

Restructuring expenses by reporting segment are as follows:

	Year Ended June 30,
	2009	2008	2007
Automotive	$51,488	$22,214	$5,670
Consumer	13,250	5,807	560
Professional	16,369	8,884	841
Other	9,033	5,287	—

Total expense	90,140	42,192	7,071

Accelerated depreciation	10,305	4,033	—

Total	$100,445	$46,225	$7,071

Goodwill

Goodwill was $81.9 million at June 30, 2009 compared with $436.4 million at June 30, 2008. The decrease is primarily related to non-cash goodwill impairment charges of $330.6 million, unfavorable foreign currency translation of $35.3 million and contingent purchase price consideration associated with the acquisition of Innovative Systems GmbH of $11.3 million. In fiscal year 2008, goodwill increased by $32.7 million primarily due to foreign currency translation and contingent purchase price consideration. Refer to Note 5 – Goodwill in the Notes to the Consolidated Financial Statements for more information.

The changes in the carrying amount of goodwill for the year ended June 30, 2009 were as follows:

	Automotive	Consumer	Professional	Other	Total
Balance at June 30, 2008	$367,492	$23,369	$45,586	$—	$436,447
Realignment of business segments (Note 15)	(52,497)	—	—	52,497	—
Contingent purchase price consideration associated with the acquisition of Innovative Systems GmbH	11,290	—	—	—	11,290
Impairment charge	(295,080)	(22,663)	—	(12,820)	(330,563)
Other adjustments(1)	(31,205)	(706)	(3,386)	—	(35,297)

Balance at June 30, 2009	$—	$—	$42,200	$39,677	$81,877

(1)	The other adjustments to goodwill primarily consist of foreign currency translation adjustments.

The contingent purchase price consideration associated with the acquisition of Innovative Systems GmbH continues through August 2025, unless the buyout option is exercised by either the buyer or the seller in September 2010. There is also approximately $10 million of contingent purchase price consideration associated with the acquisition of QNX which is payable in November 2009 when the contingency lapses.

Operating (Loss) Income

Fiscal year 2009 operating loss was $(509.3) million or (17.6) percent of net sales. This represents a decrease of 21.0 percentage points compared to the prior year. The decrease in operating income was primarily due to a goodwill impairment charge, restructuring costs and a lower gross profit margin.

Fiscal year 2008 operating income was $138.5 million or 3.4 percent of net sales. This represents a decrease of 7.5 percentage points compared to the prior year. The decrease in operating income was primarily due to a lower gross profit margin, restructuring costs, and expenses related to the merger termination.

Presented below is a summary of our operating (loss) income by business segment:

	Year Ended June 30,
($ in thousands)	2009	Percentage of Net Sales	2008	Percentage of Net Sales	2007	Percentage of Net Sales
Automotive	$(439,957)	(21.9)%	$114,786	3.9%	$341,428	13.9%
Consumer	(49,939)	(14.0)%	(3,811)	(0.7)%	18,670	3.9%
Professional	44,363	9.0%	87,912	14.0%	75,885	13.1%
Other	(63,741)	*	(60,386)	*	(49,596)	*

Total	$(509,274)	(17.6)%	$138,501	3.4%	$386,387	10.9%

Interest Expense, net

Interest expense, net, was $6.9 million, $8.6 million and $1.5 million in fiscal year 2009, 2008 and 2007, respectively. Interest income included within Interest expense, net was $8.4 million, $9.2 million and $8.1 million and interest expense included within Interest expense, net was $15.3 million, $17.8 million and $9.6 million in fiscal years 2009, 2008 and 2007, respectively. Interest income primarily relates to interest earned on our cash and cash equivalents and short-term investment balances and the variances from year to year are due to fluctuations in those balances and changes in interest rates. Interest expense primarily relates to interest for the 1.25 percent Convertible Senior Notes (the “Notes”) and our revolving credit facility and amortization of debt issuance costs. The decrease in interest expense from fiscal year 2009 compared to fiscal year 2008 is due to a decrease in short-term LIBOR rates coupled with the fact that fiscal year 2008 includes only a partial year of interest expense for the Notes, partially offset by fiscal year 2009 including higher interest expense on the revolving credit facility beginning in the fourth quarter of fiscal year 2009. The increase in interest expense in fiscal year 2008 compared to the prior year was due to the issuance of the Notes in October 2007.

We had average borrowings outstanding of $521.0 million in fiscal year 2009 compared to $401.0 million in fiscal year 2008 and $170.2 million in fiscal year 2007. Our weighted average interest rate was 2.6 percent, 3.5 percent and 5.6 percent in fiscal years 2009, 2008 and 2007, respectively.

The interest rate on our old revolving credit facility was based on LIBOR plus 37 to 90 basis points, plus a commitment fee of 8 to 22.5 basis points. The interest rate spread and commitment fee were determined based upon our interest coverage ratio and senior unsecured debt rating. Interest rates for borrowings under the Amended Credit Agreement increased to three percent above the applicable base rate and four percent over LIBOR for Eurocurrency loans. We expect interest expense to increase due to both the increase in interest rates and the increase in borrowings under the Amended Credit Agreement.

Miscellaneous Expenses, net

We recorded miscellaneous expenses, net, of $3.5 million in fiscal year 2009, compared to $5.4 million and $2.7 million in fiscal year 2008 and 2007, respectively, primarily consisting of bank charges. Bank charges were $3.7 million, $3.3 million and $2.6 million in fiscal years 2009, 2008 and 2007, respectively.

Income Taxes

Our fiscal year 2009 effective tax rate was a benefit of 18.8 percent. The effective tax rate was lower than the U.S. Federal statutory rate of 35 percent due to a significant portion of the goodwill impairment charge being non-deductible for tax purposes or approximately $82.6 million in lost tax benefit. The effective tax rates in fiscal years 2008 and 2007 were 13.8 percent and 18.4 percent, respectively.

Financial Condition

Liquidity and Capital Resources

We primarily finance our working capital requirements through borrowings under our revolving credit facility, cash generated by operations, and trade credit. In fiscal year 2009, we also received additional financing to fund our working capital requirements with the net proceeds from the public offering of our common stock. Cash and cash equivalents were $590.6 million and $223.1 million at June 30, 2009 and 2008, respectively. During fiscal year 2009, cash was primarily used to make investments in our manufacturing facilities, fund product development and restructuring programs and meet the working capital needs of our business segments.

We will continue to have cash requirements to support seasonal working capital needs, investments in our manufacturing facilities, interest and principal payments and restructuring payments. We intend to use cash on hand and cash generated by operations to meet these requirements. The credit markets have recently experienced adverse conditions. Our existing cash and cash equivalents may decline and our financial condition may be adversely affected in the event of continued volatility in the credit markets or further economic deterioration. We expect that credit market and industry conditions will continue to be weak in the near future. However, we believe that in this difficult environment our cash on hand of $590.6 million as of June 30, 2009 and our operating cash flows will be adequate to meet our cash requirements for operations, restructuring and necessary capital expenditures over the next 12 months. Below is a more detailed discussion of our cash flow activities during the year ended June 30, 2009.

At June 30, 2009, we had $400 million of the Notes outstanding, which are more fully discussed below in the section Convertible Senior Notes. The Indenture governing the Notes contains covenants, one of which requires that we calculate the ratio of Consolidated Total Debt to Consolidated EBITDA, as defined in the Indenture, for the most recently ended four quarter period, each time we incur additional indebtedness. We have exceeded the minimum ratio for this covenant and, as a result, we will not be able to incur additional indebtedness without obtaining a waiver from the holders of a majority in principal amount of the Notes. We do not intend to incur additional indebtedness unless we obtain a waiver or are able to satisfy this covenant. If we were to incur additional indebtedness at a time when we failed to meet the minimum ratio of Consolidated Total Debt to Consolidated EBITDA (and without first obtaining a waiver), we would be in violation of our covenant under the Indenture. If the violation is not remedied within 60 days, the Notes could become due, which would have a material adverse affect on our financial condition and our results of operations, and would also lead to an event of default under the Amended Credit Agreement and the acceleration of the loans thereunder. We believe that we will be in compliance with these covenants for at least the next 12 months. The covenant prohibiting the incurrence of additional debt expires on October 23, 2010.

Operating Activities

Net cash provided by operating activities in fiscal year 2009 was $78.7 million compared to $316.8 million in fiscal year 2008. Operating cash flows decreased due to reduction of accounts payable, offset by collections of receivables, higher restructuring accruals, an income tax refund and cash received from our deferred compensation and SERP plans. At June 30, 2009, working capital, excluding cash and short-term debt, was $177.0 million, compared with $294.9 million at June 30, 2008.

Investing Activities

Net cash used in investing activities was $67.0 million in fiscal year 2009, compared to $142.5 million in fiscal year 2008. The fiscal year 2009 activity primarily reflects investments in our manufacturing facilities and contingent purchase price consideration related to an acquisition made several years ago, partially offset by proceeds received from the sale of certain of our speech recognition assets. Capital expenditures were $79.9 million in fiscal year 2009 and $138.9 million in fiscal year 2008. Capital spending was lower because the prior year included more significant expenditures relating to the launch of new automotive platforms and a new manufacturing facility in China. Contingent purchase price consideration of $7.4 million was recorded in connection with an acquisition we made in a prior year.

We expect capital expenditures in fiscal 2010 to approximate fiscal year 2009 levels.

Financing Activities

Net cash flows provided by financing activities were $376.0 million in fiscal year 2009 compared to $64.8 million used by financing activities in fiscal year 2008. The increase in cash flow in fiscal year 2009 compared to the prior year was due primarily to an increase of $197 million of borrowings under the Amended Credit Agreement and $189.7 million of cash received as a result of the recent public offering and issuance of shares of our common stock, partially offset by the repayment of $38 million of net borrowings under the revolving credit facility, as required under the First Amendment and $9.7 million of debt issuance costs and $2.2 million of dividends paid to our shareholders.

Our total debt was $629.5 million at June 30, 2009 primarily comprised of $400 million of the Notes due in 2012 and $227.3 million outstanding under our revolving credit facility. We also had capital leases and other long-term borrowings of $2.1 million at June 30, 2009.

Our total debt was $428.0 million at June 30, 2008 primarily comprised of $400 million of Notes and $25.0 million outstanding under our revolving credit facility. We also had capital leases and other long-term borrowings of $3.0 million at June 30, 2008.

Borrowings Under Revolving Credit Facility

On March 31, 2009, we entered into the Amended Credit Agreement, which among other things, extended the maturity date from June 28, 2010 to December 31, 2011 and reduced the maximum amount of available credit under the revolving credit facility from $300 million to $270 million. Interest rates for borrowings under the Amended Credit Agreement were increased to three percent above the applicable base rate for base rate loans and four percent over LIBOR for Eurocurrency loans. In addition, the annual facility fee rate payable under the Amended Credit Agreement increased to one percent. The interest rate on our old revolving credit facility was based on LIBOR plus 37 to 90 basis points, plus a commitment fee of 8 to 22.5 basis points. The interest rate spread and commitment fee were determined based upon our interest coverage ratio and senior unsecured debt rating. In connection with the Amended Credit Agreement, we incurred $9.7 million in fees and other expenses which have been capitalized within other current assets and other assets in our Consolidated Balance Sheets and which are amortized over the term of the Amended Credit Agreement as interest expense in our Consolidated Statements of Operations.

In connection with our public offering of common stock, described in Note 11 – Shareholder’s Equity and Share-Based Compensation in the Notes to the Consolidated Financial Statements, on June 15, 2009, we entered into the First Amendment, as more fully described above under the caption Recent Events – Reduction in Available Credit Under the Amended Credit Agreement.

In accordance with the Amended Credit Agreement, we are required to maintain funds on deposit in a separate bank account in an aggregate amount equal to the outstanding letters of credit which are undrawn and unexpired. At June 30, 2009, we had $8.0 million on deposit in a separate bank account to satisfy this requirement.

The Amended Credit Agreement contains financial and other covenants that, among other things:

•	Requires us to maintain the following levels and ratios:

•

Consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) must be above specified amounts based on a schedule starting at $100 million for the four-quarter period ending June 30, 2010, and increasing on a quarterly basis until reaching $250 million for the four-quarter period ending December 31, 2011;

•

Our minimum liquidity amount (“Liquidity Amount”) may not be less than: (a) $150 million for the fiscal quarter ending June 30, 2009; and (b) $100 million for the fiscal quarter ending September 30, 2009 and each fiscal quarter thereafter, subject to certain exceptions. Liquidity Amount is defined as cash, subject to certain exceptions, plus availability on the Amended Credit Agreement; and

•

The ratio of Consolidated Current Assets to Secured Funded Debt must be equal to or less than 1:00 to 1:00. Consolidated Current Assets is defined as 70 percent of net book value of accounts receivable, plus 35 percent of net book value of inventory, plus up to $25 million of cash, subject to certain exceptions. Secured Funded Debt is defined as the aggregate exposure under the Amended Credit Agreement plus the amount outstanding under certain other secured facilities;

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

If we do not meet the forecast in our budgets, we could violate our debt covenants and, absent a waiver from our lenders or an amendment to our credit agreement, we could be in default under the Amended Credit Agreement and, as a result, our debt under the Amended Credit Agreement could become due which would have a material adverse effect on our financial position and results of operations and could also lead to an event of default under the Indenture and the acceleration of the Notes. As of June 30, 2009, we were in compliance with all the financial covenants of the Amended Credit Agreement. We believe we will be in compliance with these covenants for at least the next 12 months.

Guarantee and Collateral Agreement

In connection with the Amended Credit Agreement, we and certain of our subsidiaries have entered into a Guarantee and Collateral Agreement which provides, amongst other things, that the obligations under the Amended Credit Agreement are guaranteed by us and each of the subsidiary guarantors party thereto, and that the obligations generally are secured by liens on substantially all of our assets and certain of our subsidiary guarantors’ assets.

The term of the Guarantee and Collateral Agreement corresponds with the term of the Amended Credit Agreement, which matures on December 31, 2011. Under the terms of this Guarantee and Collateral Agreement, we have effectively guaranteed the payment of the full amount of borrowings under the Amended Credit Agreement, including outstanding letters of credit, upon maturity. The potential amount of future payments that we would be required to pay under the Guarantee and Collateral Agreement is the amount that we have borrowed under the Amended Credit Agreement, including outstanding letters of credit. At June 30, 2009, we had borrowed $227.3 million and had outstanding letters of credit of $7.4 million.

Convertible Senior Notes

On October 22, 2007, we announced the termination of our merger agreement with KKR and GSCP and companies formed by investment funds affiliated with KKR and GSCP. In connection with the termination agreement, we entered into a note purchase agreement on October 23, 2007, and we issued $400 million aggregate principal amount of the Notes. The initial conversion rate is 9.6154 shares of our common stock per $1,000 principal amount of the Notes (which is equal to an initial conversion price of approximately $104 per share). The conversion rate is subject to adjustment in specified circumstances described in the Indenture.

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

Upon conversion, a holder will receive in respect of each $1,000 of principal amount of Notes to be converted an amount in cash equal to the lesser of (a) $1,000 or (b) the conversion value, determined in the manner set forth in the Indenture. If the conversion value per Note exceeds $1,000, we will also deliver, at our election, cash or common stock or a combination of cash and common stock for the conversion value in excess of $1,000. If not converted, the Notes are due October 15, 2012.

Debt issuance costs of $4.8 million associated with this transaction were capitalized and are being amortized to interest expense in our Consolidated Statements of Operations over the term of the Notes. The unamortized balance of debt issuance costs at June 30, 2009 was $3.2 million.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of convertible debt instruments with cash settlement features to account separately for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate at the time of issuance. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. FSP APB 14-1 will also require an accretion of the resultant debt discount over the expected life of the debt. The proposed transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. FSP APB 14-1 is effective for us beginning July 1, 2009. We expect the implementation of FSP APB 14-1 to have a material impact on our consolidated financial statements and will result in higher non-cash interest expense from fiscal year 2008 through October 23, 2012 and will be dilutive to earnings per share. The adoption of FSP APB 14-1 will result in additional interest expense of $75.7 million, before taxes relating to amortization of the debt discount. Of the $75.7 million, $9.5 million and $14.1 million will be recognized retrospectively in fiscal years 2009 and 2008, respectively and $14.9 million, $15.7 million, $16.6 million and $5.0 million will be recognized in fiscal years 2010 through 2013, respectively, as interest expense in our Consolidated Statements of Operations.

Off-Balance Sheet Arrangements

Although we rarely utilize off-balance sheet arrangements in our operations, we enter into operating leases for land, buildings and equipment in the normal course of business which are not included in our Consolidated Balance Sheets. In addition, we had outstanding letters of credit of $7.4 million at June 30, 2009 that were not included in our Consolidated Balance Sheets. There were $6.0 million of outstanding letters of credit at June 30, 2008.

Contractual Obligations

We have obligations and commitments to make future payments under debt agreements and operating leases. The following table details our financing obligations by due date:

	Year Ending June 30,
	2010	2011	2012	2013	2014	Thereafter	Total
Senior notes(a)	$—	$—	$—	$400,000	$—	$—	$400,000
Capital leases(a)	546	438	427	—	—	—	1,411
Other long-term obligations(a)	91	100	227,424	110	115	254	228,094
Firm commitments for capital expenditures	10,685	—	—	—	—	—	10,685
Purchase obligations(b)	188,094	160	72	1	1	1	188,329
Non-cancelable operating leases(c)	35,106	29,017	28,233	27,826	24,755	60,800	205,737
Uncertain tax positions(d)	10,533	—	—	—	—	—	10,533

Total contractual cash obligations	$245,055	$29,715	$256,156	$427,937	$24,871	$61,055	$1,044,789

(a)	Refer to Note 6 – Debt in the Notes to the Consolidated Financial Statements for more information and for interest payments associated with our long-term debt.
(b)	Includes amounts committed under enforceable agreements for purchase of goods and services with defined terms as to quantity, price and timing of delivery.
(c)	Refer to Note 9 – Leases in the Notes to the Consolidated Financial Statements.
(d)	Refer to Note 10 – Income Taxes in the Notes to the Consolidated Financial Statements.

Equity

Total shareholders’ equity at June 30, 2009 was $973.8 million compared with $1.340 billion at June 30, 2008. The decrease is primarily due to the goodwill impairment charges totaling $330.6 million. There were no shares of our common stock repurchased during the fiscal year ended June 30, 2009.

Business Outlook

With the current turmoil in the global credit and financial markets, investor and consumer confidence have been negatively affected. We continued to see these effects on our results through most of fiscal year 2009. Our future outlook may continue to be impacted by the contraction in consumer discretionary spending. Our outlook could also be affected by changes in foreign currency exchange rates (primarily the Euro compared to the U.S. dollar), potentially resulting in reduced sales.

To mitigate the potential impacts of the declining economic markets, we have accelerated many of the strategic initiatives implemented in the prior fiscal year and also approved additional restructuring actions during fiscal year 2009. We continue to focus on improving our global footprint, cost structure, technology portfolio, human resources and internal processes. We are continuing to proceed with our 24-month cost improvement and productivity program called STEP Change. This program is designed to yield $400 million in sustainable savings by fiscal year 2011. We have accelerated the timing of severance actions in order to help us improve our cost structure to enable us to remain competitive and mitigate the negative effects of this challenging environment.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are required to include information about potential effects of changes in interest rates and currency exchange rates in our periodic reports filed with the Securities and Exchange Commission.

Interest Rate Sensitivity/Risk

At June 30, 2009, interest on approximately 64 percent of our borrowings was determined on a fixed rate basis. The interest rates on the balance of our debt are subject to changes in U.S. and European short-term interest rates. To assess exposure to interest rate changes, we have performed a sensitivity analysis assuming a hypothetical 100 basis point increase or decrease in interest rates across all outstanding debt and investments. Our analysis indicates that the effect on fiscal year 2009 net income of such an increase and decrease in interest rates would be approximately $2.4 million. Based on June 30, 2008 positions, the impact of such changes in interest rates were approximately $1.7 million to fiscal year 2008 net income.

The following table provides information as of June 30, 2009 about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related average interest rates by contractual maturity dates. Weighted average variable rates are generally based on LIBOR as of the reset dates. The information is presented in U.S. dollar equivalents as of June 30, 2009.

Principal Payments and Interest Rates by Contractual Maturity Dates

($ in millions)	Year Ended June 30,				Thereafter	Total	Fair Value Liabilities
	2010	2011	2012	2013
Debt obligation	$0.1	$0.1	$227.4	$0.1	$0.3	$228.0	$228.0
Average interest rate	5.00%	5.00%	5.94%	5.00%	5.00%	5.00%	5.00%

Foreign Currency Risk

We maintain significant operations in Germany, the United Kingdom, France, Austria, Hungary, Mexico, and China. As a result, we are subject to market risks arising from changes in foreign currency exchange rates, principally the change in the value of the Euro versus the U.S. Dollar. Our subsidiaries purchase products and raw materials in various currencies. As a result, we may be exposed to cost changes relative to local currencies in the markets to which we sell our products. To mitigate these transactional risks, we enter into foreign exchange contracts. Also, foreign currency positions are partially offsetting and are netted against one another to reduce exposure.

We presently estimate the effect on projected 2010 income before income taxes, based upon a recent estimate of foreign exchange transactional exposure, of a uniform strengthening or uniform weakening of the transaction currency rates of 10 percent would be to increase or decrease income before income taxes by approximately $54.4 million. As of June 30, 2009, we had hedged a portion of our estimated foreign currency transactions using forward exchange contracts.

We presently estimate the effect on projected 2010 income before income taxes, based upon a recent estimate of foreign exchange translation exposure (translating the operating performance of our foreign subsidiaries into U.S. Dollars), of a uniform strengthening or weakening of the U.S. Dollar by 10 percent would be to increase or decrease income before income taxes by approximately $3.3 million.

Changes in currency exchange rates, principally the change in the value of the Euro compared to the U.S. Dollar have an impact on our reported results when the financial statements of foreign subsidiaries are translated into U.S. Dollars. Over half our sales are denominated in Euros. The average exchange rate for the Euro versus the U.S. Dollar for the year ended June 30, 2009 decreased 6.8 percent from the same period in the prior year.

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

We assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, we used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control—Integrated Framework.” Our assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, overall control environment and information systems control environment. Based on our assessment, we have concluded that, as of June 30, 2009, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting, as of June 30, 2009, has been audited by KPMG LLP, an independent registered public accounting firm. KPMG’s report on our internal controls over financial reporting is included herein.

/s/ HERBERT PARKER
Herbert Parker Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Harman International Industries, Incorporated:

We have audited Harman International Industries, Incorporated and subsidiaries’ (“the Company”) internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Harman International Industries, Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Harman International Industries, Incorporated maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harman International Industries, Incorporated and subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2009, and our report dated August 19, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Stamford, Connecticut

August 19, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Harman International Industries, Incorporated:

We have audited the accompanying consolidated balance sheets of Harman International Industries, Incorporated and subsidiaries (“the Company”) as of June 30, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2009. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule for each of the years in the three-year period ended June 30, 2009. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harman International Industries, Incorporated and subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”, effective July 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Harman International Industries, Incorporated’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 19, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Stamford, Connecticut

August 19, 2009

CONSOLIDATED BALANCE SHEETS

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

	June 30,
(in thousands)	2009	2008
Assets
Current assets
Cash and cash equivalents	$590,568	$223,109
Receivables, net	415,837	574,195
Inventories, net	333,704	390,638
Other current assets	170,422	236,355

Total current assets	1,510,531	1,424,297

Property, plant and equipment, net	518,596	640,042
Goodwill	81,877	436,447
Deferred tax assets, long-term	292,568	208,107
Other assets	88,781	118,032

Total assets	$2,492,353	$2,826,925

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$605	$639
Accounts payable	241,420	343,780
Accrued liabilities	362,781	413,645
Accrued warranties	116,673	126,977
Income taxes payable	22,051	21,911

Total current liabilities	743,530	906,952

Borrowings under revolving credit facility	227,319	25,000
Convertible senior notes	400,000	400,000
Other senior debt	1,535	2,313
Minority interest	786	34
Other non-current liabilities	145,358	152,780

Total liabilities	1,518,528	1,487,079

Shareholders’ equity
Preferred stock	—	—
Common stock	949	841
Additional paid-in capital	821,286	628,324
Accumulated other comprehensive income	57,198	191,531
Retained earnings	1,141,962	1,566,720
Less: Common stock held in treasury	(1,047,570)	(1,047,570)

Total shareholders’ equity	973,825	1,339,846

Total liabilities and shareholders’ equity	$2,492,353	$2,826,925

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

	Year Ended June 30,
(in thousands, except per share data)	2009	2008	2007
Net sales	$2,891,022	$4,112,503	$3,551,144
Cost of sales	2,216,406	3,003,097	2,339,938

Gross profit	674,616	1,109,406	1,211,206
Selling, general and administrative expenses	853,327	970,905	824,819
Goodwill impairment	330,563	—	—

Operating (loss) income	(509,274)	138,501	386,387
Other expenses:
Interest expense, net	6,939	8,648	1,500
Miscellaneous, net	3,483	5,369	2,682

(Loss) income before income taxes and minority interest	(519,696)	124,484	382,205
Income tax (benefit) expense, net	(97,897)	17,119	70,186
Minority interest	752	(421)	(1,944)

Net (loss) income	$(422,551)	$107,786	$313,963

(Loss) Earnings per share:
Basic	$(7.19)	$1.75	$4.81

Diluted	$(7.19)	$1.73	$4.72

Weighted Average Shares Outstanding:
Basic	58,766	61,472	65,310

Diluted	58,766	62,182	66,449

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

	Year Ended June 30,
(in thousands)	2009	2008	2007
Cash flows from operating activities:
Net (loss) income	$(422,551)	$107,786	$313,963
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Goodwill impairment	330,563	—	—
Depreciation and amortization	147,457	152,342	127,162
Deferred income tax benefit	(102,871)	(10,441)	(45,563)
(Gain) loss on disposition of assets	(13,753)	235	959
Share-based compensation	9,770	23,148	15,418
Excess tax benefits from share-based payment arrangements	(126)	(5,321)	(10,456)
Changes in operating assets and liabilities:
Decrease (increase) in:
Receivables	119,096	(34,980)	(20,314)
Inventories	27,756	102,451	(92,024)
Other current assets	64,036	(55,950)	(34,844)
Increase (decrease) in:
Accounts payable	(81,444)	(38,265)	26,266
Accrued warranties	(10,304)	78,829	(12,620)
Accrued other liabilities	13,056	69,785	(24,677)
Income taxes payable	1,503	(63,666)	(34,083)
Other operating activities	(3,528)	(9,144)	6,126

Net cash provided by operating activities	78,660	316,809	215,313

Cash flows from investing activities:
Contingent purchase price consideration	(7,443)	(12,724)	(9,229)
Proceeds from asset dispositions	22,882	1,476	3,038
Capital expenditures	(79,850)	(138,934)	(174,794)
Other items, net	(2,601)	7,697	970

Net cash used in investing activities	(67,012)	(142,485)	(180,015)

Cash flows from financing activities:
Net increase (decrease) in long-term borrowings	935	(1,838)	135
Net borrowings under revolving credit facility	235,000	(38,940)	(107,631)
Repayments under revolving credit facility	(38,000)	—	—
Repayments of long-term debt	—	(18,140)	(18,782)
Proceeds from issuance of convertible senior notes	—	400,000	—
Issuance (repurchase) of common stock	189,723	(400,287)	(128,780)
Dividends paid to shareholders	(2,207)	(3,056)	(3,262)
Share-based payment arrangements	142	(3,152)	25,115
Debt issuance costs	(9,733)	(4,750)	—
Excess tax benefits from share-based payment arrangements	126	5,321	10,456

Net cash provided by (used in) financing activities	375,986	(64,842)	(222,749)

Effect of exchange rate changes on cash	(20,174)	7,486	1,834

Net increase (decrease) in cash and cash equivalents	367,459	116,968	(185,617)
Cash and cash equivalents at beginning of period	223,109	106,141	291,758

Cash and cash equivalents at end of period	$590,568	$223,109	$106,141

See accompanying notes to consolidated financial statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Year Ended June 30, 2009, 2008 and 2007
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
($ in thousands)	Number of Shares	$.01 Par Value
Balance, June 30, 2006	66,064,727	$827	$544,871	$49,224	$1,144,070	$(510,828)	$1,228,164

Comprehensive income:
Net income	—	—	—	—	313,963	—	313,963
Foreign currency translation adjustment	—	—	—	34,199	—	—	34,199
Unrealized loss on hedging derivatives	—	—	—	2,757	—	—	2,757
Pension liability adjustment	—	—	—	3,264	—	—	3,264

Total comprehensive income	—	—	—	40,220	313,963	—	354,183

Exercise of stock options, net of shares received	682,074	7	25,108	—	—	—	25,115
Excess tax benefit from stock option exercise	—	—	10,456	—	—	—	10,456
Adoption of SFAS No. 158 (net of tax)				(7,253)			(7,253)
Share-based compensation	—	—	15,418	—	—	—	15,418
Treasury shares purchased	(1,507,900)	—	—	—	—	(128,780)	(128,780)
Dividends ($0.05 per share)	—	—	—	—	(3,262)	—	(3,262)

Balance, June 30, 2007	65,238,901	834	595,853	82,191	1,454,771	(639,608)	1,494,041

Comprehensive income:
Net income	—	—	—	—	107,786	—	107,786
Foreign currency translation adjustment	—	—	—	106,327	—	—	106,327
Unrealized gain on hedging derivatives	—	—	—	(818)	—	—	(818)
Pension liability adjustment	—	—	—	3,831	—	—	3,831

Total comprehensive income	—	—	—	109,340	107,786	—	217,126

Exercise of stock options, net of shares received	680,900	7	4,516	—	—	—	4,523
Excess tax benefit from stock option exercise	—	—	5,321	—	—	—	5,321
Share-based compensation	—	—	22,634	—	—	—	22,634
Treasury share purchased	(7,401,735)	—	—	—	—	(407,962)	(407,962)
Dividends ($0.05 per share)	—	—	—	—	(3,056)	—	(3,056)
Adoption of FIN 48	—	—	—	—	7,219	—	7,219

Balance, June 30, 2008	58,518,066	841	628,324	191,531	1,566,720	(1,047,570)	1,339,846

Comprehensive loss:
Net loss	—	—	—	—	(422,551)	—	(422,551)
Foreign currency translation adjustment	—	—	—	(120,251)	—	—	(120,251)
Unrealized loss on hedging derivatives	—	—	—	(7,713)	—	—	(7,713)
Pension liability adjustment	—	—	—	(1,874)	—	—	(1,874)
Unrealized loss on available-for-sale securities	—	—	—	(4,495)	—	—	(4,495)

Total comprehensive loss	—	—	—	(134,333)	(422,551)	—	(556,884)

Issuance of common stock	10,667,000	107	189,723	—	—	—	189,830
Exercise of stock options, net of shares received	144,712	1	142	—	—	—	143
Excess tax benefit from stock option exercise	—	—	126	—	—	—	126
Share-based compensation	—	—	9,157	—	—	—	9,157
Dividends ($0.05 per share)	—	—	—	—	(2,207)	—	(2,207)
Deferred taxes relating to share-based compensation	—	—	(6,186)	—	—	—	(6,186)

Balance, June 30, 2009	69,329,778	$949	$821,286	$57,198	$1,141,962	$(1,047,570)	$973,825

See accompanying notes to consolidated financial statements.

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

Note 1 – Summary of Significant Accounting Policies

References to “we,” “us,” “our,” the “Company” and “Harman” refer to Harman International Industries, Incorporated and its consolidated subsidiaries unless the context specifically indicates otherwise.

Description of Business: We believe we are a worldwide leader in the development, manufacture and marketing of high-quality, high-fidelity audio products and electronic systems. We have developed, both internally and through a series of strategic acquisitions, a broad range of product offerings sold under renowned brand names in our principal markets. We also believe we are a leader in digitally integrated infotainment systems for the automotive industry. Our AKG, Crown, JBL, Infinity, Harman/Kardon, Lexicon, dbx, Studer/Soundcraft, Mark Levinson and Becker brand names are well-known worldwide for premium quality and performance. We have built these brands by developing our engineering, manufacturing and marketing competencies, and have employed these resources to establish our Company as a leader in the markets we serve.

Principles of Consolidation: The consolidated financial statements include the accounts of Harman International Industries, Incorporated and our controlled subsidiary companies. All significant intercompany accounts and transactions have been eliminated. Operating results of acquired businesses are included in the Consolidated Statements of Operations from the date of acquisition.

We consolidate variable interest entities if we are deemed to be the primary beneficiary of the entity. Operating results for variable interest entities in which we are determined to be the primary beneficiary are included in the Consolidated Statements of Operations from the date such determination is made.

Reclassifications: Where necessary, information for prior years has been reclassified to conform to the fiscal year 2009 financial statement presentation.

As previously disclosed in our Quarterly Reports on Form 10-Q for fiscal year 2009, effective July 1, 2008 we revised our business segments to better align them with our strategic approach to the markets and customers we serve. As a result, our QNX business, which was previously reported in our Automotive segment, is now reported in our Other segment. Prior period amounts have been reclassified to conform to the current period presentation.

Effective April 1, 2009 we revised our business segments again in order to better align them with our strategic approach to the markets and the customers we serve. As a result, our Harman Specialty business, which had been previously reported in our Consumer segment, is now reported in our Professional segment. Prior period amounts have been reclassified to conform to the current period presentation.

The reclassification of historical business segment information had no impact on our Consolidated Balance Sheets, Statements of Operations, Statements of Changes in Shareholders’ Equity and Comprehensive Income or Statements of Cash Flows.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires that we make estimates and assumptions that affect the reported amount of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Significant estimates are used for, but not limited to: (i) inventory valuation; (ii) depreciable lives of fixed assets; (iii) goodwill and other asset impairments; (vi) restructuring and related charges; (v) the evaluation of the recoverability of pre-production and development contract costs; (vi) warranty liabilities; (vii) allowance for doubtful accounts; (viii) contingency and litigation reserves; (ix) income tax reserves and valuation allowances;

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

(x) accounting for business combinations; (xi) sales discounts and sales allowances, (xii) pension, postretirement and other employee benefits and (xiii) losses on Automotive supply arrangements. Various assumptions go into the determination of these estimates. The process of determining significant estimates requires consideration of factors such as historical experience, current and expected economic conditions, and actuarial methods. We reevaluate these significant factors and makes changes and adjustments where facts and circumstances indicate that changes are necessary. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Actual results could differ from those estimates and the differences could have a material impact on our consolidated financial statements.

Changes in Estimates: In the ordinary course of accounting for items discussed above, we make changes in estimates as appropriate, and as we become aware of circumstances surrounding those estimates. Such changes and refinements in estimation methodologies are reflected in reported results of operations in the period in which the changes are made and, if material, their effects are disclosed in the Notes to the consolidated financial statements.

Subsequent Events: We have evaluated subsequent events for recognition or disclosure through August 19, 2009, which was the date we filed our Annual Report on Form 10-K with the SEC.

Revenue Recognition: Revenue is generally recognized at the time of product shipment or delivery, depending on when the passage of title to goods transfers to unaffiliated customers, when all of the following have occurred: a firm sales agreement is in place, pricing is fixed or determinable and collection is reasonably assured. Sales are reported net of estimated returns, discounts, rebates and incentives. Substantially all of our revenue transactions involve the delivery of a physical product.

Sales Discounts: We offer product discounts and sales incentives including prompt payment discounts, volume incentive programs, rebates and dealer order incentives. We report revenues net of discounts and other sales incentives in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”

Cost of Sales: Cost of sales includes material, labor and overhead for products manufactured by us and cost of goods produced for us on a contract basis. Expenses incurred for manufacturing depreciation and engineering, warehousing, shipping and handling, sales commissions, warranty and customer service are also included in cost of sales.

Allowance for Doubtful Accounts: We reserve an estimated amount for accounts receivable that may not be collected. Methodologies for estimating the allowance for doubtful accounts are primarily based on specific identification of uncollectible accounts. Historical collection rates and customer credit worthiness are considered in determining specific reserves. At June 30, 2009 and 2008, we had $11.7 million and $7.1 million, respectively, reserved for possible uncollectible accounts receivable. As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating our allowance for doubtful accounts.

Automotive Supply Arrangements: We have arrangements with our Automotive customers to provide products that meet predetermined technical specifications and delivery dates. In the event we do not satisfy the performance obligations under these arrangements, we may be required to indemnify the customer. We accrue for any loss that we expect to incur under these arrangements when the loss is probable and can be reasonably estimated.

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

Accrued Warranties: We warrant our products to be free from defects in materials and workmanship for periods ranging from six months to six years from the date of purchase, depending on the business segment and product. Our dealers and warranty service providers normally perform warranty service in field locations and regional service centers, using parts and replacement finished goods we supply on an exchange basis. Our dealers and warranty service providers also install updates we provide to correct defects covered by our warranties. Estimated warranty liabilities are based upon past experience with similar types of products, the technological complexity of certain products, replacement cost and other factors. If estimates of warranty provisions are no longer adequate based on our analysis of current activity, incremental provisions are recorded as warranty expense in our Consolidated Statement of Operations. We take these factors into consideration when assessing the adequacy of our warranty provision for periods still open to claim. Refer to Note 4 – Accrued Warranties for more information.

Selling, General and Administrative Expenses: Selling, general and administrative expenses include non-manufacturing salaries and benefits, share-based compensation expense, occupancy costs, professional fees, research and development costs, amortization of intangibles, advertising and marketing costs and other operating expenses.

Advertising Expenses: We expense advertising costs as incurred. When production costs are incurred for future advertising, these costs are recorded as an asset and subsequently expensed when the advertisement is first put into service.

Research and Development Expenses: Research and development costs are expensed as incurred. Our expenditures for research and development, net of customer reimbursements, were $331.7 million, $395.9 million and $356.7 million for the fiscal years ending June 30, 2009, 2008 and 2007, respectively.

Interest Expense, net: Interest expense, net, includes interest expense and amortization of original issue discount on debt securities and debt issuance costs, net of interest income.

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand and short-term investments with original maturities of less than three months.

Inventories, net: Inventories, net are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method. The valuation of inventory requires us to make judgments and estimates regarding obsolete, damaged or excess inventory, as well as current and future demand for our products. Estimation of inventory valuation reserves requires us to analyze the aging and future demand for inventories and to forecast future product pricing trends which has an effect on our results of operations. We calculate inventory reserves using a combination of lower of cost or market analysis, analysis of historical usage data, forecast demand data and historical disposal rates. Specific product valuation analysis is applied, if practicable, to those items of inventory representing a higher portion of the value of inventory on-hand. Refer to Note 2 – Inventories, net for more information.

Property, Plant and Equipment, net: Property, plant and equipment is stated at cost or, in the case of capitalized leases, at the present value of the future minimum lease payments. Depreciation and amortization of property, plant and equipment is computed primarily using the straight-line method over useful lives. Refer to Note 3 – Property, Plant and Equipment, net for more information.

Goodwill and Other Intangible Assets: Goodwill is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We estimate the fair value of each reporting unit using a discounted cash flow methodology. This requires us to use significant judgment including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, determination of our weighted average cost of capital, and relevant market data.

During the fiscal year ended June 30, 2009, we determined that goodwill related to our Automotive, Consumer and QNX reporting units was impaired and we recognized an impairment charge of $330.6 million. Goodwill was $81.9 million at June 30, 2009 compared with $436.4 million at June 30, 2008. Refer to Note 5 – Goodwill for more information.

Intangible assets primarily consist of patents, trademarks and distribution agreements and are amortized over periods ranging from 10 months to 17 years. We apply an impairment evaluation whenever events or changes in business circumstances indicate that the carrying value of our intangible assets may not be recoverable. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. We believe that the straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained annually by our Company.

We will continue to monitor the need for additional interim impairment tests, which could result in additional non-cash impairment charges.

Impairment of Long-Lived Assets: We review the recoverability of our long-lived assets, including buildings, equipment and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on undiscounted cash flows. We completed a review of the recoverability of our long-lived assets during fiscal year 2009 and determined that our long-lived assets were not impaired.

We will continue to monitor the need for additional interim impairment tests, which could result in additional non-cash impairment charges.

Pre-Production and Development Costs: We incur pre-production and development costs primarily related to infotainment systems that we develop for automobile manufacturers pursuant to long-term supply arrangements. We record certain costs incurred pursuant to these agreements as unbilled costs in accordance with EITF Issue No. 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Agreements”, or the percentage-of-completion method of AICPA Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

At June 30, 2009, unbilled costs at June 30, 2009 were $43.0 million related to pre-production costs and there were no costs recorded under development contracts. Unbilled costs at June 30, 2008 were $45.7 million, including $37.3 million of pre-production costs and $8.4 million of costs under development contracts. At June 30, 2009 and 2008, unbilled costs reimbursable in the next 12 months totaled $14.3 million and $15.2 million, respectively, and were recorded in other current assets. Unbilled costs reimbursable in subsequent years at June 30, 2009 and 2008 totaled $28.7 million and $30.5 million, respectively and were recorded in other assets in our Consolidated Balance Sheets. At June 30, 2009 and 2008, we had fixed assets of $22.4 million and $26.9 million, respectively for molds, dies and other tools included in our Consolidated Balance Sheets which our customers will eventually purchase and own pursuant to long-term supply arrangements.

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

Income Taxes: Deferred income tax assets or liabilities are computed based on the temporary differences between the financial statement and income tax basis of assets and liabilities using the statutory marginal income tax rate in effect for the years in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In determining the need for, and the amount of a valuation allowance, we consider our ability to forecast earnings, future taxable income, carryback losses, if any, and we consider feasible tax planning strategies. We believe the estimate of our income tax assets, liabilities and expenses are “critical accounting estimates” because if the actual income tax assets, liabilities and expenses differ from our estimates the outcome could have a material impact on our results of operations.

The calculation of our deferred tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether and the extent to which additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in additional tax benefits recognized in the period in which we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. We recognize interest and penalties related to income tax matters in income tax expense. Refer to Note 10 – Income Taxes, for more information

Retirement Benefits: We provide postretirement benefits to certain employees. Employees in the United States are covered by a defined contribution plan. Our contributions to this plan are based on a percentage of employee contributions and, with approval of the Board of Directors, profit sharing contributions may be made as a percentage of employee compensation. Effective January 1, 2009, the Board of Directors suspended the matching contributions to the defined contribution plan. These plans are funded on a current basis. We also have a Supplemental Executive Retirement Plan (“SERP”) in the United States that provides retirement, death and termination benefits, as defined, to certain key executives designated by the Board of Directors.

Certain employees outside the United States are covered by non-contributory defined benefit plans. The defined benefit plans are funded in conformity with applicable government regulations. Generally, benefits are based on age, years of service, and the level of compensation during the final years of service. Refer to Note 14, Retirement Benefits for more information.

Foreign Currency Translation: The financial statements of subsidiaries located outside of the United States generally are measured using the local currency as the functional currency. Assets, including goodwill, and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. The resulting translation adjustments are included in accumulated other comprehensive income (loss). Income, expense and cash flow items are translated at average monthly exchange rates. Gains and losses from foreign currency transactions of these subsidiaries are included in net income.

Derivative Financial Instruments: We are exposed to market risks from changes in foreign currency exchange rates and interest rates. We manage our exposure to these risks through our regular operating and financial activities and when appropriate through the use of derivative instruments. These derivatives are used to hedge economic exposures, as well as to reduce earnings and cash flow volatility resulting from shifts in market rates. We enter into limited types of derivative contracts, including foreign currency spot and forward contracts and an interest rate swap, to manage foreign currency and interest rate exposures. We do not utilize derivatives that contain leverage features. On the date that we enter into a derivative that qualifies for hedge accounting, the derivative is designated as a hedge of the identified exposure. We document all relationships between hedging instruments and hedged items and assess the effectiveness of our hedges at inception and on an ongoing basis.

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

For each derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For each derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the period during which the hedged transaction affects earnings. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings within cost of sales during the period of change. Refer to Note 7 – Derivatives for additional information.

Interest Rate Management: We have an interest rate swap agreement to effectively convert the interest on an operating lease from a variable to a fixed rate. At the end of each reporting period, the discounted fair value of the interest rate swap agreement is calculated. The fair value is recorded as an asset or liability. The effective gain or loss is recorded as a debit or credit to accumulated other comprehensive income and any ineffectiveness is recorded immediately to rent expense. Upon maturity, any gain or loss within AOCI is reclassified into earnings in the then-current period. Refer to Note 7 – Derivatives for additional information.

Foreign Currency Management: The fair value of foreign currency related derivatives is included in the Consolidated Balance Sheets in other current assets and accrued liabilities. The earnings impact of cash flow hedges relating to forecasted purchases of inventory is reported in cost of sales to match the underlying transaction being hedged. Unrealized gains and losses on these instruments are deferred in other comprehensive income until the underlying transaction is recognized in earnings. The earnings impact of cash flow hedges relating to the variability in cash flows associated with foreign currency denominated assets and liabilities is reported in cost of sales or other expense depending on the nature of the assets or liabilities being hedged. The amounts deferred in other comprehensive income associated with these instruments relate to spot-to-spot differentials from the date of designation until the hedged transaction takes place.

Severance and Exit Costs: We recognize liabilities for severance and exit costs based upon the nature of the liability incurred. For involuntary separation programs that are conducted according to the guidelines of our written involuntary separation plan, we record the liability when it is probable and reasonably estimable in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 112, “Employers’ Accounting for Postemployment Benefits.” For involuntary separation programs that are conducted according to the provisions of collective bargaining agreements or statutes, we record the liability when it is probable and reasonably estimable in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” For one-time termination benefits, such as additional severance pay, and other exit costs, such as lease and other contract termination costs, the liability is measured and originally recognized at fair value in the period in which the liability is incurred, with subsequent changes recognized in the period of change, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Refer to Note 12 – Restructuring for more information.

Share-Based Compensation: Effective July 1, 2005, we adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”), using the modified prospective method. Under SFAS 123R, share-based compensation expense is recognized based on the estimated fair value of stock options and similar equity instruments awarded to employees. Refer to Note 11 – Shareholders’ Equity and Share-Based Compensation for additional information.

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

Accumulated Other Comprehensive Income (“AOCI”): At June 30, 2009 and 2008 AOCI consisted of the following:

	June 30,
Income/(Loss):	2009	2008
Cumulative translation adjustment	$84,555	$204,806
Pension benefits	(13,821)	(11,947)
Unrealized loss on hedging derivatives	(9,041)	(1,328)
Unrealized loss on available-for-sale securities	(4,495)	—

Total accumulated other comprehensive income	$57,198	$191,531

Treasury Stock: We account for repurchased common stock under the cost method and include such treasury stock as a component of our Common shareholders’ equity. Retirement of Treasury stock is recorded as a reduction of Common stock and Additional paid-in-capital at the time such retirement is approved by our Board of Directors.

Recently Adopted Accounting Pronouncements:

Subsequent Events: In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued. SFAS 165 is effective for all interim and annual periods ending after June 15, 2009. We adopted SFAS 165 upon its issuance and it had no material impact on our consolidated financial statements. See “Subsequent Events” above for this new disclosure.

Derivative Instruments and Hedging Activities: On January 1, 2009 we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires additional disclosures regarding a company’s derivative instruments and hedging activities by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features that are credit risk-related, as well as cross-referencing within the notes to the financial statements to enable financial statement users to locate important information about derivative instruments, financial performance and cash flows. The only impact from this standard was to require us to expand our disclosures regarding our derivative instruments. Refer to Note 7 – Derivatives for additional information.

Fair Value Accounting: On July 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however, the application of this statement may change current practice. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, (“FSP FAS 157-1”) and FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). Collectively, FSP FAS 157-1 and FSP FAS 157-2 defer the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities, and amend the scope of SFAS 157. Accordingly, our adoption of SFAS 157 in fiscal year 2009 was limited to financial assets and liabilities, which primarily affects the valuation of our derivative contracts. The adoption of SFAS 157 did not have a material effect on our financial condition or results of operations. We do not believe the full adoption of SFAS 157 with respect to our

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

nonfinancial assets and liabilities will have a material effect on our financial condition or results of operations. Nonfinancial assets and liabilities for which we have not applied the provisions of SFAS 157 primarily include those measured at fair value in impairment testing and those initially measured at fair value in a business combination. Refer to Note 8 – Fair Value Measurements for more information.

In 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 became effective for us on July 1, 2009. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. We did not elect this fair value option under SFAS 159 and as a result SFAS 159 did not have an effect on our financial condition or results of operations, nor is it expected to have a material impact on future periods as the election of this option for our financial instruments is expected to be, at most, limited.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and defines additional key criteria in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS 157. FSP FAS 157-3 was effective upon issuance and the application of FSP FAS 157-3 did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements:

Codification: In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). On the effective date of this standard, FASB Accounting Standards Codification™ (“Codification”) will become the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the SEC. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will adopt SFAS 168 on July 1, 2009 and will update all disclosures to reference the Codification in our Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2009.

Variable Interest Entities: In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends Interpretation 46(R), “Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51”, as it relates to the assessment of a variable interest entity. It also requires additional disclosures to provide transparent information regarding the involvement in a variable interest entity. SFAS 167 is effective for fiscal years and interim periods beginning after November 15, 2009. SFAS 167 will become effective for us on July 1, 2010. We do not expect the adoption of SFAS 167 to have a material impact on our consolidated financial statements.

Transfers of Financial Assets: In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 amends the application of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125” as it relates to the transfers of financial assets. It also requires additional disclosures to address concerns regarding the transparency of transfers of financial assets. SFAS 166 will become effective for us on July 1, 2010. We do not expect the adoption of SFAS 166 to have a material impact on our consolidated financial statements.

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

Business Combinations and Noncontrolling Interests: In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS 141R”), which requires the acquired entity to recognize the full fair value of assets acquired, liabilities assumed and any noncontrolling interests in the transaction (whether a full or partial acquisition) at the acquisition date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items and include a substantial number of new disclosure requirements. These changes include: (a) the “acquirer” recording all assets and liabilities of the acquired business, including goodwill, generally at their fair values, (b) recording contingent consideration arrangements at fair value on the date of acquisition, with changes in fair value recognized in earnings until settled, and (c) expensing acquisition-related transaction and restructuring costs rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. SFAS 141R will apply to any acquisitions consummated by us on or after July 1, 2009. The impact of FAS No. 141(R) on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

In 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS 160 applies prospectively for us as of July 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. We do not expect the adoption of SFAS 160 to have a material impact on our consolidated financial statements.

Fair Value: In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157, when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability. The new approach is designed to address whether a market is inactive, and if so whether a market should be considered distressed. The objective of the FSP FAS 157-4 is to remain consistent with the principles of SFAS 157, yet provide additional guidance on how fair value measurements might be determined in an inactive market. FSP 157-4 also requires additional disclosures relating to an entity’s valuation techniques and its major categories of investments in debt and equity securities. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. Early adoption is permitted. FSP FAS 157-4 is effective for us beginning July 1, 2009. We do not expect the adoption of FSP FAS 157-4 to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 & APB 28-1”). FSP FAS 107-1 & APB 28-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments” by requiring disclosures about fair value of financial instruments for interim reporting periods of publicly-held companies, as well as in annual financial statements. FSP FAS 107-1 & APB 28-1 also amends APB No. 28, “Interim Financial Reporting”, by requiring these disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. Early adoption is permitted. FSP FAS 107-1 & APB 28-1 is effective for us beginning July 1, 2009. We do not expect the adoption of FSP FAS 107-1 & APB 28-1 to have a material impact on our consolidated financial statements.

Convertible Debt: In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of convertible debt instruments with cash settlement features to

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

account separately for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate at the time of issuance. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. FSP APB 14-1 will also require an accretion of the resultant debt discount over the expected life of the debt. The proposed transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. FSP APB 14-1 is effective for us beginning July 1, 2009. We expect the implementation of FSP APB 14-1 to have a material impact on our consolidated financial statements and will result in higher non-cash interest expense from fiscal year 2008 through October 23, 2012 and will be dilutive to earnings per share. The adoption of FSP APB 14-1 will result in additional interest expense of $75.7 million, before taxes relating to amortization of the debt discount. Of the $75.7 million, $9.5 million and $14.1 million will be recognized retrospectively in fiscal years 2009 and 2008, respectively and $14.9 million, $15.7 million, $16.6 million and $5.0 million will be recognized in fiscal years 2010 through 2013, respectively, as interest expense in our Consolidated Statements of Operations.

Earnings Per Share: In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions in this FSP. Early application of this FSP is prohibited. FSP EITF 03-6-1 is effective for us beginning July 1, 2009. We are currently evaluating the impact of FSP EITF 03-6-1 on our consolidated financial statements.

Impairment of Debt Securities: In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 & FAS 124-2”). FSP FAS 115-2 & FAS 124-2 amends the other-than-temporary impairment guidance for certain debt securities and requires an investor to assess the likelihood of selling the security, prior to recovering its cost basis. If an investor is able to meet the criteria to assert that it will not have to sell a security before recovery, impairment charges related to credit losses would be recognized in earnings, while impairment charges related to non-credit losses would be reflected in other comprehensive income. It also amends the disclosure requirements by requiring entities to disclose information that will help users understand the types of investments held, including information about investments in an unrealized loss position for which an impairment charge has not been recognized. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009. FSP FAS 115-2 & FAS 124-2 is effective for us beginning July 1, 2009. We are currently evaluating the impact that FSP FAS 115-2 & FAS 124-2 will have on our consolidated financial statements.

Intangible Assets: In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142 No.        “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other U.S. generally accepted accounting principles. The provisions of FSP FAS 142-3 are effective for the fiscal year beginning July 1, 2009. We do not expect the adoption of FSP FAS 142-3 will have a material impact on our consolidated financial condition or results of operations.

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

Note 2 – Inventories, net

Inventories, net are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method. The valuation of inventory requires us to make judgments and estimates regarding obsolete, damaged or excess inventory, as well as current and future demand for our products. Estimation of inventory valuation reserves requires us to analyze the aging and future demand for inventories and to forecast future product pricing trends, which has an effect on our results of operations. We calculate inventory reserves using a combination of lower of cost or market analysis, analysis of historical usage data, forecast demand data and historical disposal rates. Specific product valuation analysis is applied, if practicable, to those items of inventory representing a higher portion of the value of inventory on-hand. At June 30, 2009 and 2008 our inventory reserves were $91.5 million and $91.8 million, respectively.

At June 30, 2009 and 2008, inventories consisted of the following:

	June 30,
	2009	2008
Finished goods	$147,002	$150,634
Work in process	51,215	60,045
Raw materials	135,487	179,959

Inventories, net	$333,704	$390,638

Note 3 – Property, Plant & Equipment, net

At June 30, 2009 and 2008, property, plant and equipment consisted of the following:

	Estimated Useful Lives (in Years)	June 30,
		2009	2008
Land		$13,506	$14,659
Buildings and improvements	1-50	291,831	311,336
Machinery and equipment	3-20	948,123	1,082,359
Furniture and fixtures	3-10	40,069	46,749

Property, plant and equipment, gross		1,293,529	1,455,103
Less accumulated depreciation and amortization		(774,933)	(815,061)

Property, plant and equipment, net		$518,596	$640,042

Note 4 – Accrued Warranties

At June 30, 2009 and 2008, details of our accrued warranties consisted of the following:

	June 30,
	2009	2008
Accrued warranties, beginning of year	$126,977	$48,148
Warranty expense	54,103	125,360
Warranty payments (cash or in-kind)	(52,785)	(52,848)
Other(1)	(11,622)	6,317

Accrued warranties, end of year	$116,673	$126,977

(1)	Other primarily represents foreign currency translation.

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

Note 5 – Goodwill

Goodwill was $81.9 million at June 30, 2009 compared with $436.4 million at June 30, 2008. The decrease is primarily related to non-cash goodwill impairment charges of $330.6 million, unfavorable foreign currency translation of $35.3 million and contingent purchase price consideration associated with the acquisition of Innovative Systems GmbH of $11.3 million. In fiscal year 2008, goodwill increased by $32.7 million primarily due to foreign currency translation and contingent purchase price consideration.

Impairment Testing

We test for impairment at the reporting unit level on an annual basis on April 30 of every year and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The impairment test for goodwill is a two step process. The first step compares the fair value of each reporting unit to its carrying value, with fair value of each reporting unit determined using established valuation techniques, specifically the market and income approaches. Should the results of the first step indicate that the fair value of a reporting unit is less than its carrying value, the second step of this test is conducted wherein the amount of any impairment is determined by comparing the implied fair value of goodwill in a reporting unit to the recorded amount of goodwill for that reporting unit. The implied fair value of goodwill is calculated as the excess of fair value of the reporting unit over the amounts assigned to its assets and liabilities. Should the fair value of the goodwill so calculated be less than the carrying value, an impairment is recorded.

Beginning in the second quarter of fiscal year 2009 and continuing into the third quarter of fiscal year 2009, we experienced significant declines in our market capitalization as deteriorating economic conditions and negative industry trends adversely affected our business. Given this, we concluded during both the second and third quarters of fiscal year 2009, that a triggering event, as defined in SFAS 142, had occurred thereby necessitating the performance of interim period goodwill impairment tests as of November 30, 2008 and February 28, 2009 in accordance with SFAS 142.

During the quarter ended December 31, 2008, the results of the first step of the goodwill impairment test indicated that the calculated fair value of our Professional reporting unit was in excess of its carrying value, and thus, we concluded no impairment existed for this reporting unit. However, the results of the first step for the Consumer, Automotive and QNX reporting units indicated that their calculated fair values were less than their carrying values, and thus, we proceeded to the second step of the goodwill impairment test for these units.

Based on the results of the second step, we recognized a non-cash goodwill impairment charge during the second quarter of $325.4 million, $289.9 million, net of taxes, which represented the balance of goodwill for the Automotive and Consumer units and a portion of the goodwill for the QNX unit. The impairment charge was recorded in goodwill impairment in our Consolidated Statement of Operations in the second quarter of fiscal year 2009. This non-cash charge did not affect our debt covenant compliance, cash flows or ongoing results of operations.

The interim test conducted in the third quarter of fiscal year 2009 and the annual test conducted in the fourth quarter of fiscal year 2009 both determined that calculated fair value exceeded the respective carrying values for the Professional and QNX reporting units but that the Automotive and Consumer reporting units’ respective carrying values remained in excess of their calculated fair values. As noted above, all goodwill relating to the Consumer reporting unit was impaired in the second quarter of fiscal year 2009. As such, no further goodwill impairments were possible for the Consumer reporting unit. The Automotive reporting unit, however, had recorded additional goodwill during the third and fourth quarters of fiscal year 2009 related to the contingent

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

purchase price consideration associated with a prior acquisition. After conducting a step two test on this unit following the same methodology as described above, we determined that this goodwill was similarly impaired and, as a result, $2.3 million and $2.9 million of non-cash goodwill impairment charges were recognized in our Consolidated Statements of Operations in the quarters ended March 31, 2009 and June 30, 2009, respectively. There were no tax impacts in connection with these charges nor did these non-cash charges affect our debt covenant compliance, cash flows or ongoing results of operations.

The annual impairment test conducted on April 30, 2008 indicated that the fair value of each reporting unit was in excess of its carrying value and, as such, no impairment was deemed to exist.

The changes in the carrying amount of goodwill for the year ended June 30, 2009 were as follows:

	Automotive	Consumer	Professional	Other	Total
Balance at June 30, 2008	$367,492	$23,369	$45,586	$—	$436,447
Realignment of business segments (Note 15)	(52,497)	—	—	52,497	—
Contingent purchase price consideration associated with the acquisition of Innovative Systems GmbH	11,290	—	—	—	11,290
Impairment charge	(295,080)	(22,663)	—	(12,820)	(330,563)
Other adjustments(1)	(31,205)	(706)	(3,386)	—	(35,297)

Balance at June 30, 2009	$—	$—	$42,200	$39,677	$81,877

(1)	The other adjustments to goodwill primarily consist of foreign currency translation adjustments.

The contingent purchase price consideration associated with the acquisition of Innovative Systems GmbH continues through August 2025, unless the buyout option is exercised by either the buyer or the seller in September 2010. There is also approximately $10 million of contingent purchase price consideration associated with the acquisition of QNX which is payable in November 2009 when the contingency lapses.

Note 6 – Debt

Short Term Borrowings

At June 30, 2009 and 2008, we had no outstanding short-term borrowings. For the fiscal year ended June 30, 2009, we maintained lines of credit totaling $14.0 million in the aggregate in Germany, Austria and Hungary. For the fiscal year ended June 30, 2008, we maintained lines of credit totaling $16.7 million in the aggregate in Japan, China and the United Kingdom.

We classify our debt based on the contractual maturity dates of the underlying debt instruments. We defer costs associated with debt issuance over the applicable term of the debt. These costs are amortized to interest expense in our Consolidated Statements of Operations.

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

Long-Term Debt and Current Portion of Long-Term-Debt

At June 30, 2009 and 2008, long-term debt consisted of the following:

	June 30,
	2009	2008
Convertible senior notes due 2012, interest due semi-annually at 1.25%	$400,000	$400,000
Revolving credit facility	227,319	25,000
Obligations under capital leases	1,365	2,085
Other unsubordinated variable rate loans due through 2016, bearing interest at an average effective rate of 5.0 percent at June 30, 2009	775	867

Total long-term debt	629,459	427,952
Less: current portion of long-term debt	(605)	(639)

Total long-term debt	$628,854	$427,313

Weighted average borrowings were $521.0 million and $401.0 million and $170.2 million for fiscal years ended June 30, 2009, 2008 and 2007, respectively. The weighted average interest rate was 2.6 percent, 3.5 percent and 5.6 percent for the fiscal years ended June 30, 2009, 2008 and 2007, respectively. Our average interest rates fluctuate primarily due to changes in the U.S. Dollar denominated short-term London Interbank Offered Rate (“LIBOR”) base rates. The majority of our interest expense is associated with the Notes.

Interest expense is reported net of interest income in our Consolidated Statements of Operations. Gross interest expense was $15.3 million, $17.8 million and $9.6 million for the fiscal years ended June 30, 2009, 2008 and 2007 respectively. Interest income was $8.4 million, $9.2 million and $8.1 million for the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

Cash paid for interest, net of cash interest received, was $2.3 million, $6.3 million, and $2.5 million in the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

At June 30, 2009, long-term debt, including obligations under capital leases, maturing in each of the next five fiscal years and thereafter is as follows:

2010	$605
2011	524
2012	227,851
2013	400,110
2014	115
Thereafter	254

Total	$629,459

Borrowings Under Revolving Credit Facility

On March 31, 2009 we and one of our wholly-owned subsidiaries, Harman Holding GmbH & Co. KG (collectively the “Borrowers”) entered into the Second Amended and Restated Multi-Currency, Multi-Option Credit Agreement (the “Amended Credit Agreement”), amending and restating the Amended and Restated Multi-Currency, Multi-Option Credit Agreement dated June 22, 2006. The Amended Credit Agreement, among other things, extended the maturity date from June 28, 2010 to December 31, 2011 and reduced the maximum amount

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

of available credit under the revolving credit facility from $300 million to $270 million. Interest rates for borrowings under the Amended Credit Agreement were increased to three percent above the applicable base rate for base rate loans and four percent over LIBOR for Eurocurrency loans. In addition, the annual facility fee rate payable under the Amended Credit Agreement increased to one percent. The interest rate on our old revolving credit facility was based on LIBOR plus 37 to 90 basis points, plus a commitment fee of 8 to 22.5 basis points. The interest rate spread and commitment fee were determined based upon our interest coverage ratio and senior unsecured debt rating. In connection with the Amended Credit Agreement, we incurred $9.7 million in fees and other expenses which have been capitalized within other current assets and other assets in our Consolidated Balance Sheets and which are amortized over the term of the Amended Credit Agreement as interest expense in our Consolidated Statements of Operations.

In connection with our public offering of common stock, described in Note 11 – Shareholder’s Equity and Share-Based Compensation, on June 15, 2009, the Borrowers entered into the First Amendment to the Amended Credit Agreement (the “First Amendment”). The purpose of the First Amendment was to reduce the Equity Prepayment Percentage, as defined in the Amended Credit Agreement from 50 percent to 20 percent for a limited period of time ending on June 30, 2009. The Equity Prepayment Percentage is the amount, expressed as a percentage, of net cash proceeds received from the public offering of our common stock that we had to repay under the revolving credit facility. As a result, we repaid $38 million of borrowings under the Amended Credit Agreement, which represented 20 percent of the net cash proceeds received from the public offering. In addition, our borrowing capacity under the Amended Credit Agreement was reduced by $38 million to a net borrowing capacity of $232 million at June 30, 2009. In connection with the reduction in our borrowing capacity, we wrote off $1.2 million of debt issuance costs to interest expense in our Consolidated Statements of Operations, representing our net reduction in borrowing capacity in accordance with EITF 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving Debt Agreements.” At June 30, 2009, the unamortized balance of debt issuance costs was $7.5 million.

At June 30, 2009, we had no available borrowing capacity under the Amended Credit Agreement and outstanding borrowings of $234.7 million, consisting of $227.3 million under the revolving credit facility and outstanding letters of credit of $7.4 million. Our total borrowings exceeded our borrowing capacity due to foreign currency translation. The Amended Credit Agreement contains a provision that allows our total outstanding borrowings to exceed the borrowing capacity by 5 percent, which is equal to $243.6 million. At June 30, 2009, we had not exceeded this amount.

In accordance with the Amended Credit Agreement, we are required to maintain funds on deposit in a separate bank account in an aggregate amount equal to the outstanding letters of credit which are undrawn and unexpired. At June 30, 2009, we had $8.0 million on deposit in a separate bank account to satisfy this requirement.

The Amended Credit Agreement contains financial and other covenants that, among other things:

•	Requires us to maintain the following levels and ratios:

•

Consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) must be above specified amounts based on a schedule starting at $100 million for the four-quarter period ending June 30, 2010, and increasing on a quarterly basis until reaching $250 million for the four-quarter period ending December 31, 2011;

•

Our minimum liquidity amount (“Liquidity Amount”) may not be less than: (a) $150 million for the fiscal quarter ending June 30, 2009; and (b) $100 million for the fiscal quarter ending September 30, 2009 and each fiscal quarter thereafter, subject to certain exceptions. Liquidity Amount is defined as cash, subject to certain exceptions, plus availability on the Amended Credit Agreement; and

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

•

The ratio of Consolidated Current Assets to Secured Funded Debt must be equal to or less than 1:00 to 1:00. Consolidated Current Assets is defined as 70 percent of net book value of accounts receivable, plus 35 percent of net book value of inventory, plus up to $25 million of cash, subject to certain exceptions. Secured Funded Debt is defined as the aggregate exposure under the Amended Credit Agreement plus the amount outstanding under certain other secured facilities;

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

If we do not meet the forecast in our budgets, we could violate our debt covenants and, absent a waiver from our lenders or an amendment to our credit agreement, we could be in default under the Amended Credit Agreement and, as a result, our debt under the Amended Credit Agreement could become due which would have a material adverse effect on our financial position and results of operations and could also lead to an event of default under the Indenture and the acceleration of the Notes. As of June 30, 2009, we were in compliance with all the financial covenants of the Amended Credit Agreement. We believe we will be in compliance with these covenants for at least the next 12 months.

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

The term of the Guarantee and Collateral Agreement corresponds with the term of the Amended Credit Agreement, which matures on December 31, 2011. Under the terms of this Guarantee and Collateral Agreement, we have effectively guaranteed the payment of the full amount of borrowings under the Amended Credit Agreement, including outstanding letters of credit, upon maturity. The potential amount of future payments that we would be required to pay under the Guarantee and Collateral Agreement is the amount that we have borrowed under the Amended Credit Agreement, including outstanding letters of credit. At June 30, 2009, we had borrowed $227.3 million and had outstanding letters of credit of $7.4 million.

Convertible Senior Notes

On October 22, 2007, we announced the termination of our merger agreement with KKR and GSCP and companies formed by investment funds affiliated with KKR and GSCP. In connection with the termination agreement, we entered into a note purchase agreement on October 23, 2007, and we issued $400 million aggregate principal amount of the Notes. The initial conversion rate is 9.6154 shares of our common stock per $1,000 principal amount of the Notes (which is equal to an initial conversion price of approximately $104 per share). The conversion rate is subject to adjustment in specified circumstances described in the indenture governing the Notes (the “Indenture”).

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

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

Upon conversion, a holder will receive in respect of each $1,000 of principal amount of Notes to be converted an amount in cash equal to the lesser of (a) $1,000 or (b) the conversion value, determined in the manner set forth in the Indenture. If the conversion value per Note exceeds $1,000, we will also deliver, at our election, cash or common stock or a combination of cash and common stock for the conversion value in excess of $1,000. If not converted, the Notes are due October 15, 2012.

Debt issuance costs of $4.8 million associated with this transaction were capitalized and are being amortized to interest expense in our Consolidated Statements of Operations over the term of the Notes. The unamortized balance of debt issuance costs at June 30, 2009 was $3.2 million.

Covenants

The Indenture contains covenants, one of which requires us to calculate the ratio of Consolidated Total Debt to Consolidated EBITDA, as defined in the Indenture, for the most recently ended four quarter period, each time we incur additional indebtedness. In April 2009, we have exceeded the minimum ratio for this covenant and, as a result, we will not be able to incur additional indebtedness without obtaining a waiver from the holders of a majority in principal amount of the Notes. We do not intend to incur additional indebtedness unless we obtain a waiver or are able to satisfy this covenant. If we were to incur additional indebtedness, at a time when we failed to meet the minimum ratio of Consolidated Total Debt to Consolidated EBITDA (unless we received a waiver), we would be in violation of our covenant under the Indenture. If the violation is not remedied within 60 days, the Notes could become due, which would have a material adverse affect on our financial condition and our results of operations, and would also lead to an event of default under the Amended Credit Agreement and the acceleration of the loans thereunder. We believe that we will be in compliance with these covenants for at least the next 12 months. The covenant prohibiting the incurrence of additional debt expires on October 23, 2010.

Senior Notes

In July 2007, our 7.32% senior notes due July 2007 matured, and the remaining outstanding principal amount of $16.5 million was retired.

Registration Rights Agreement

On October 23, 2007, we entered into a Registration Rights Agreement requiring us to register the Notes and the shares contingently issuable upon conversion of the Notes. On October 23, 2008, we filed an automatically effective registration statement with the SEC to meet this requirement. We are required to keep the

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

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

Note 7 – Derivatives

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

We are required to recognize all derivative instruments as either assets or liabilities at fair value in our Consolidated Balance Sheets. As permitted, certain of these derivative contracts have been designated for cash flow hedge accounting treatment, whereby gains and losses are reported within accumulated other comprehensive income, until the underlying transaction occurs. Certain of our derivatives, for which hedge accounting is not applied, are effective as economic hedges. These derivative contracts are required to be recognized each period at fair value, with gains and losses reported in earnings, and therefore do result in some level of earnings volatility. The level of volatility will vary with the type and amount of derivative hedges outstanding, as well as fluctuations in the currency and interest markets during the period. The related cash flow impacts of all our derivative activities are reflected as cash flows from operating activities.

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

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

At June 30, 2009, we had outstanding foreign currency forward exchange contracts which are summarized below:

	Gross Notional Value	Fair Value Asset/ (Liability)(1)
Currency Hedged (Buy/Sell):
US Dollar/Euro	$176,872	$(13,039)
Danish Krone/Euro	73,136	(4)
Canadian Dollar/US Dollar	22,972	182
Swiss Franc/US Dollar	13,814	(52)
Japanese Yen/Euro	6,225	(58)
Euro/British Pound	5,614	6
Swedish Krona/Euro	5,452	65
Swiss Franc/Euro	4,835	(66)
Other	6,891	(244)

Total	$315,811	$(13,210)

(1)	Represents the net receivable/(payable) included in the Consolidated Balance Sheet.

Cash Flow Hedges

We designate a portion of our foreign currency derivative contracts as cash flow hedges of foreign currency denominated purchases. These contracts are recorded at fair value in the accompanying Consolidated Balance Sheets. The changes in fair value for these contracts on a spot to spot basis are reported in accumulated other comprehensive income and are reclassified to either cost of sales or SG&A expenses, in our Consolidated Statements of Operations, in the period or periods during which the underlying transaction occurs. If it becomes apparent that an underlying forecasted transaction will not occur, the amount recorded in accumulated other comprehensive income related to the hedge is reclassified to other expenses, in our Consolidated Statements of Operations, in the then-current period. Amounts relating to such reclassifications were immaterial for the years ended June 30, 2009, 2008 and 2007.

Changes in the fair value of the derivatives are highly effective in offsetting changes in the cash flows of the hedged items because the amounts and the maturities of the derivatives approximate those of the forecasted exposures. Any ineffective portion of the derivative is recognized in the current period in our Consolidated Statements of Operations, on the same line item in which the foreign currency gain or loss on the underlying hedged transaction was recorded. We recognized no ineffectiveness for the years ending June 30, 2009, 2008 and 2007 and all components of each derivative’s gain or loss, with the exception of forward points (see below), were included in the assessment of hedge ineffectiveness. At June 30, 2009, the net liability fair value of these contracts was $14.6 million. The amount associated with these hedges that is expected to be reclassified from accumulated other comprehensive income to earnings within the next 12 months is a loss of $12.1 million. This amount also represents the fair market value of foreign currency forward contracts at June 30, 2009.

We elected to exclude forward points from the effectiveness assessment. At the end of the period we calculate the excluded amount, which is the fair value relating to the change in forward points that is recorded to current earnings as miscellaneous, net. For the year ended June 30, 2009, we recognized $2.4 million in net gains related to the change in forward points.

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

Economic Hedges

When hedge accounting is not applied to derivative contracts, we recognize the gain or loss on the associated contracts directly in current period earnings in cost of sales, in our Consolidated Statements of Operations, as unrealized exchange gains/(losses). As of June 30, 2009, we had $116.0 million of forward contracts maturing through February 2010 in various currencies to hedge foreign currency denominated inter-company loans and other foreign currency denominated assets. At June 30, 2009, the fair value of these contracts was a liability of $0.4 million. Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans and other foreign denominated assets in other non-operating income.

Interest Rate Risk Management

We have one interest rate swap contract with a notional amount of $26.1 million to manage our interest rate exposure and effectively convert interest on an operating lease from a variable rate to a fixed rate. The objective of the swap is to offset changes in rent expenses caused by interest rate fluctuations. The interest rate swap contract is designated as a cash flow hedge. At the end of each reporting period, the discounted fair value of the swap contract is calculated and recorded in accumulated other comprehensive income. The accrued but unpaid net interest on the swap contract is recorded in rent expense, within SG&A expenses in our Consolidated Statements of Operations. If the hedge is determined to be ineffective, the ineffective portion will be reclassified from other comprehensive loss and recorded as rent expense, within SG&A expenses. No amount of ineffectiveness was recognized in the years ended June 30, 2009, 2008 and 2007 and all components of the derivative loss were included in the assessment of the hedged effectiveness. The amount associated with the swap contract that is expected to be recorded as rent expense in the next 12 months is a gain of $0.3 million.

The following tables provide a summary of the fair value amounts of our derivative instruments at June 30, 2009:

Fair Values of Derivative Instruments as of June 30, 2009:

Derivatives Designated as Hedging Instruments, Gross:	Balance Sheet Location	June 30, 2009
Other assets:
Foreign exchange contracts—forwards	Other assets	$1,065
Other liabilities:
Foreign exchange contracts—forwards	Other liabilities	12,328
Interest rate swap	Accrued liabilities	957
Interest rate swap	Other non-current liabilities	810

Total Liabilities		14,095

Economic Hedges, Gross:
Other assets:
Foreign exchange contracts—forwards	Other assets	88
Other liabilities:
Foreign exchange contracts—forwards	Other liabilities	1,696

Total net derivative liability		$14,638

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

Derivatives in Cash Flow Hedging Relationships:

The following tables show derivative activity for derivatives designated as cash flow hedges for the year ended June 30, 2009:

Derivatives Designated as Hedging Instruments For the Year Ended June 30, 2009:

Derivative	Gain/(Loss) Recognized in OCI (Effective Portion)	Location of Derivative Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion)	Loss Recognized in Income on Derivatives (Ineffective Portion)	Location of Amount Excluded from Effectiveness Testing	Gain/(Loss) from Amounts Excluded from Effectiveness Testing
Foreign exchange contract—forwards	$(5,355)	Cost of sales	$4,890		$—	Other expense, net	$(1,160)
Foreign exchange contract—forwards	—	SG&A	347		—	SG&A	(71)
Interest rate swap	(2,666)	Rent expense	(51)	Rent expense	(6)		—

Total cash flow hedges	$(8,021)		$5,186		$(6)		$(1,231)

Note: No amount of ineffectiveness was recognized in the Consolidated Statements of Operations for these designated cash flow hedges and all components of each derivatives gain or loss was included in the assessment of hedge effectiveness with the exception of forward points.

Economic Hedges

The following summarizes gains and losses from our derivative instruments that are not designated as hedging instruments for the year ended June 30, 2009:

Derivative	Location of Derivative Gain/(Loss)	Year Ended June 30, 2009
Foreign exchange contracts—forwards	Cost of sales	$287

Note 8 – Fair Value Measurements

In the first quarter of fiscal year 2009, we adopted SFAS 157. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.

SFAS 157 establishes a three-tier fair value hierarchy to prioritize the inputs used in measuring fair value. The hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels are defined as follows:

Level 1:	Observable inputs, such as unadjusted quoted market prices in active markets for the identical asset or liability.

Level 2:	Inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3:	Unobservable inputs reflecting the entity’s own assumptions in measuring the asset or liability at fair value.

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

The following table provides the fair value hierarchy for financial assets and liabilities measured on a recurring basis:

Assets/(Liabilities)	June 30, 2009
	Level 1	Level 2	Level 3
Money market funds	$17,937	$—	$—
Available-for-sale securities	1,358	—	—
Foreign currency forward contracts	—	(12,871)	—
Interest rate swap contract	—	(1,767)	—

Total	$19,295	$(14,638)	$—

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

We have elected to use the income approach to value our interest rate swap contract, which uses observable Level 2 inputs at the measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted). Level 2 inputs for the swap contract valuation are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on) and inputs other than quoted prices that are observable for the asset or liability (specifically Euro Interbank Offered Rate (“EURIBOR”) cash and swap rates EURIBOR and six by three month basis swap rates) at commonly quoted intervals, and credit risk. These key inputs, including the EURIBOR cash rates for very short-term, futures rates for up to two years, and EURIBOR swap rates beyond the derivative maturity are used to construct the swap yield curve and discount the future cash flows to present value at the measurement date. As the interest rate swap contract is a derivative liability, we have used our spread over LIBOR of five percent, applied to all cash flows to calculate the credit adjusted fair market value. If the interest rate swap contract was determined to be a derivative asset, we would use the credit default swap basis for our counterparty collected from Bloomberg to further discount the asset. See Note 8 – Derivatives, for further discussion regarding our derivative financial instruments.

In accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, we annually disclose the fair value of our debt, which is recorded in the Consolidated Balance Sheets at adjusted cost. The carrying value and fair value of long-term debt was $629.5 million and $548.5 million, respectively, at June 30, 2009. Refer to Note 6 – Debt for further information.

In February 2007, the FASB issued SFAS 159, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. We did not elect fair value measurement for financial assets and liabilities. Therefore, SFAS 159 did not impact our results of operations.

In February 2008, the FASB issued FSP 157-2 which delays the effective date of SFAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The provisions of SFAS 157 for nonfinancial assets and liabilities will be adopted by us in the first quarter of fiscal year 2010.

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

Note 9 – Leases

We have obligations under cancelable and non-cancelable capital and operating leases, primarily for land, office and manufacturing facilities. These leased assets are used in our operations where leasing offers advantages of operating flexibility and is less expensive than alternative types of funding. The following analysis represents property under capital leases:

	June 30,
	2009	2008
Capital lease assets	$7,217	$8,103
Less accumulated amortization	(5,345)	(5,695)

Capital lease assets, net	$1,872	$2,408

At June 30, 2009, we are obligated for the following minimum lease commitments under terms of non-cancelable lease agreements:

	Capital Leases	Operating Leases
2010	$546	$35,106
2011	438	29,017
2012	427	28,233
2013	—	27,826
2014	—	24,755
Thereafter	—	60,800

Total minimum lease payments	1,411	$205,737

Less: interest	(46)

Present value of minimum lease payments	$1,365

Operating lease expense was $48.5 million, $50.5 million and $44.3 million for each of the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

Note 10 – Income Taxes

The tax provisions and analysis of effective income tax rates for the years ended June 30, 2009, 2008 and 2007 consisted of the following:

	Year Ended June 30,
	2009	2008	2007
Provision for Federal income taxes before credits at statutory rate	$(181,894)	$43,569	$133,772
State income taxes	195	260	260
Difference between Federal statutory rate and foreign effective rate	(4,477)	(28,001)	(1,305)
Goodwill impairment without tax benefit	82,551	—	—
Permanent differences	1,259	4,722	(330)
Tax benefit from export sales and U.S. production activities	—	(1,024)	(1,338)
Change in valuation allowance	11,381	497	—
Change in other tax liabilities	5,151	(1,497)	(1,712)
Difference between Federal and financial accounting for incentive stock option grants	1,005	1,164	432
Federal income tax credits	(11,843)	(2,750)	(59,750)
Other	(1,225)	179	157

Total income tax (benefit) expense, net	$(97,897)	$17,119	$70,186

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

Income tax (benefit) expense for the years ended June 30, 2009, 2008 and 2007 consisted of the following:

	Year Ended June 30,
	2009	2008	2007
Current:
Federal	$2,430	$2,194	$3,991
State	300	400	400
Foreign	2,445	22,551	107,818

Current income tax expense	5,175	25,145	112,209
Deferred:
Federal	(58,369)	(11,124)	(43,913)
State	—	—	—
Foreign	(44,829)	(2,223)	(8,566)

Deferred income tax benefit	(103,198)	(13,347)	(52,479)
Excess tax benefits from share-based payment arrangements	126	5,321	10,456

Total income tax (benefit) expense, net	$(97,897)	$17,119	$70,186

Deferred taxes are recorded based upon differences between the financial statement basis and tax basis of assets and liabilities and available tax loss and credit carryforwards.

At June 30, 2009 and 2008, deferred taxes consisted of the following:

	June 30,
Assets/(Liabilities)	2009	2008
Federal tax credits	$215,378	$203,535
Inventory costing differences	12,809	12,285
Capitalized research and development	51,082	63,104
U.S. tax loss carryforward	61,527	—
Foreign tax loss and credit carryforwards	44,182	18,089
Non-qualified stock options—GAAP deductions	12,134	16,212
Other assets and other allowances	63,488	52,274

Deferred tax asset, gross	460,600	365,499
Less valuation allowance	(131,601)	(120,220)

Deferred tax asset, net of valuation allowance	328,999	245,279

Gross deferred tax liability from fixed asset depreciation	(3,465)	(9,301)
Foreign statutory accounting	(765)	(14,206)

Deferred tax liability, gross	(4,230)	(23,507)

Net deferred tax asset	$324,769	$221,772

Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $324.8 million is more likely than not based on expectations as to future taxable income in the jurisdictions in which we operate and available tax planning strategies, as defined in SFAS No. 109 “Accounting for Income Taxes,” that could be implemented if necessary to prevent a carryforward from expiring. We have Federal research credit, alternative minimum tax credit and foreign income tax credit carryforwards valued at $32.2 million, $1.9 million and $181.3 million at June 30, 2009. The research credit carryforward will begin to expire

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

in 2023. The alternative minimum tax credit does not expire. The foreign tax credit will begin to expire in 2016. A $117.8 million valuation allowance has been recorded for U. S. Federal foreign tax credits. Additionally, we have a German net operating loss carryforward valued at $23.8 million that will not expire and other foreign tax loss carryforwards and credits before valuation allowance of $20.3 million that do not expire. A valuation allowance of $13.8 million has been established for certain of the foreign net operating loss carryforwards. Management believes the results of future operations will generate sufficient taxable income to realize the net deferred tax asset.

We have not provided U.S. Federal or foreign withholding taxes on foreign subsidiary undistributed earnings as of June 30, 2009, because these foreign earnings are intended to be permanently reinvested. Such earnings would be subject to U.S. taxation if repatriated to the U.S. Determination of the amount of unrecognized deferred tax liability associated with the permanently reinvested cumulative undistributed earnings is not practicable.

Effective July 1, 2007, we adopted FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in our consolidated financial statements of tax positions taken or expected to be taken in a tax return. For tax benefits to be recognized under FIN 48, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon settlement. The cumulative effect of applying the recognition and measurement provisions upon adoption of FIN 48 resulted in a decrease of $7.2 million of unrealized tax benefits to our balance of $31.2 million. This reduction was included as an increase to the July 1, 2007 balance of retained earnings.

Changes in the total amount of gross unrecognized tax benefits are as follows:

Balance at July 1, 2008	$9,529
Increases based on tax positions related to the current year	5,599
Decreases due to settlements with taxing authorities	—
Decreases due to tax positions of prior years	(832)
Change due to foreign currency translation	(295)

Balance at June 30, 2009	$14,001

The unrecognized tax benefits at June 30, 2009 are permanent in nature and, if recognized, would reduce our effective tax rate. However, our federal, certain state and certain non-U.S. income tax returns are currently under various stages of audit or potential audit by applicable tax authorities and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Our material tax jurisdictions are Germany and the United States.

The tax years subject to examination in Germany are fiscal years 2005 through the current year. The tax years subject to examination in the United States are fiscal years 2006 through the current year. Due to provisions allowed in the tax law, we may recognize $10.5 million in unrecognized tax benefits within the next 12 months.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2009, the amount accrued for interest and penalties was $2.0 million.

Cash paid for Federal, state and foreign income taxes were $4.1 million, $129.1 million, and $144.7 million, during fiscal years ended June 30, 2009, 2008 and 2007, respectively.

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

Accrued income taxes payable was $22.1 million and $21.9 million at June 30, 2009 and 2008, respectively.

A net deferred tax asset of $32.2 million and $292.6 million was recorded in other current assets and deferred taxes, long-term, respectively, in the Consolidated Balance Sheet at June 30, 2009. A net deferred tax asset of $27.9 million was recorded in other current assets and $193.9 million was recorded within deferred taxes, long-term and other non-current liabilities in the Consolidated Balance Sheet at June 30, 2008.

We generated (loss)/income before income taxes of $(279.5) million, $143.6 million, and $353.1 million from our international operations during the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

Note 11 – Shareholders’ Equity and Share-Based Compensation

Preferred Stock

As of June 30, 2009 and 2008, we had no shares of preferred stock outstanding. We are authorized to issue 5 million shares of preferred stock, $0.01 par value.

Common Stock

We have 200 million authorized shares of common stock, $0.01 par value. At June 30, 2009 and 2008, we had 94,929,595 and 84,117,883 shares issued; 25,599,817 and 25,599,817 shares in treasury stock and 69,329,778 and 58,518,066 shares outstanding (net of treasury stock), respectively.

Issuance of Common Stock

On June 23, 2009, we completed a public offering of 10,667,000 shares of our common stock at the offering price of $18.75 per share, less a 4.75 percent underwriting discount and received cash proceeds of $189.8 million, net of expenses of $0.7 million. Approximately $0.1 million was recorded as an increase in our common stock and $189.7 million was recorded as an increase in additional paid-in capital in our Consolidated Balance Sheet at June 30, 2009.

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

Share-Based Compensation

On June 30, 2009, we had one share-based plan with shares available for future grants, the Amended and Restated 2002 Stock Option and Incentive Plan (“the 2002 Plan”) which is described below. The compensation expense for share-based compensation was $9.8 million, $23.1 million and $15.4 million for the years ended

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

June 30, 2009, 2008 and 2007, respectively. The total income tax benefit recognized in the Consolidated Income Statement for share-based compensation arrangements was $1.2 million, $5.6 million and $4.5 million for the years ended June 30, 2009, 2008 and 2007, respectively.

2002 Plan

The 2002 Plan permits the grant of stock options, stock appreciation rights, restricted stock and restricted stock units for up to 6,760,000 shares of our common stock. Shares may be issued as original issuances, treasury shares or a combination of both. We believe that such awards better align the interests of our employees with those of our stockholders. Option awards are granted with an exercise price equal to the market price of our stock on the date of the grant. The option awards generally vest over three to five years of continuous service commencing one year from the date of the grant and expire after ten years. At June 30, 2009, a total of 3,231,699 shares of common stock were available for grant under the 2002 Plan.

Restricted Stock Awards

A grant of restricted stock involves the immediate transfer of ownership of a specified number of shares of common stock with a “substantial risk of forfeiture” for a period of at least three years. A participant who receives a restricted stock grant is entitled immediately to voting, dividend and other share ownership rights associated with the underlying shares of common stock. At June 30, 2009, a total of 86,992 shares of restricted stock were outstanding, of which 51,000 shares were granted under the 2002 Plan and 35,992 shares were granted outside of the 2002 Plan.

Restricted Stock Units

A grant of restricted stock units involves an agreement by our Company to deliver a specified number of shares of common stock or cash to the participant when the award vests. A participant has no ownership or voting rights associated with the underlying shares of common stock. The Board of Directors may, at its discretion, authorize the payment of dividend equivalents on the restricted stock units. During the third quarter of 2009, the Board of Directors suspended the dividend on our common stock. At June 30, 2009, a total of 539,440 restricted stock units were outstanding, of which 507,364 share units were granted under the 2002 Plan and 32,076 share units were granted outside of the 2002 Plan.

Stock Appreciation Rights

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

1992 Incentive Plan

We also have options outstanding under our 1992 Incentive Plan. Shares under the 1992 Incentive Plan can be issued as original issuances or treasury shares or a combination of both. Options to purchase 224,824 shares with expiration dates ranging from November 10, 2008 to November 8, 2012 are outstanding under our 1992 Incentive Plan. The 1992 Incentive Plan was approved by our stockholders and had no shares available for grant on June 30, 2009.

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

Excess Tax Benefits

We include the cash flows related to tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) as financing cash flows in our Consolidated Statements of Cash Flows, in accordance with accounting principles generally accepted in the United States. Excess tax benefits for the years ended June 30, 2009, 2008 and 2007, were $0.1 million, $5.3 million and $10.5 million, respectively.

Fair Value Determination

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions noted in the following table.

	Year Ended June 30,
	2009	2008	2007
Expected volatility	42.0 – 72.6%	35.1% – 52.0%	34.2% – 42.0%
Weighted-average volatility	50.2%	40.7%	36.2%
Expected annual dividend	—	$0.05	$0.05
Expected term (in years)	1.89 – 6.51	1.69 – 6.71	1.42 – 7.69
Risk-free rate	0.81% – 3.64%	1.80% – 5.01%	4.43% – 4.97%

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

Stock Option Activity

A summary of option activity under our stock option plans for the year ended June 30, 2009 and changes during the year are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2008	2,636,627	$62.22	6.40	$7,018
Granted	809,735	30.69
Exercised	(50,720)	11.23
Forfeited or expired	(766,260)	74.87

Outstanding at June 30, 2009	2,629,382	61.02	7.51	$679

Exercisable at June 30, 2009	853,340	$69.14	5.51	$490

The weighted-average grant-date fair value of options granted during the years ended June 30, 2009, 2008 and 2007 was $11.18, $21.44 and $31.61, respectively. The total intrinsic value of options exercised during the years ended June 30, 2009, 2008 and 2007 was $0.4 million, $27.8 million and $42.9 million, respectively.

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

Modification of Certain Stock Option Awards

The award agreements under the 2002 Plan state that vested options not exercised are forfeited upon termination of employment for any reason other than death or disability. However, the award agreements provide that the Compensation and Option Committee of the Board of Directors may extend the time period to exercise vested options 90 days beyond the employment termination date for certain employees. During fiscal year 2009, no extensions were granted. During the fiscal year ended June 30, 2008, the Compensation and Option Committee used this authority. This action represented a modification of the terms or conditions of an equity award and therefore was accounted for as an exchange of the original award for a new award. During fiscal year 2008, $1.3 million of incremental share-based compensation cost was recognized for the excess of the fair value of the new award over the fair value of the original award immediately before the terms were modified.

Grant of Stock Options with Market Conditions

We granted 330,470 stock options containing a market condition to employees on March 21, 2008. The options vest three years from the date of grant based on a comparison of our total shareholder return (“TSR”) to a selected peer group of publicly listed multinational companies. TSR will be measured as the annualized increase in the aggregate value of a company’s stock price plus the value of dividends, assumed to be reinvested into shares of the company’s stock at the time of dividend payment. The base price to be used for the TSR calculation of $42.19 was the 20-day trading average from February 6, 2008 through March 6, 2008. The ending price to be used for the TSR calculation will be the 20-day trading average prior to and through March 6, 2011. The grant date fair value of $4.2 million was calculated using a combination of Monte Carlo simulation and lattice-based models. Share-based compensation expense for this grant was $1.4 million and $0.5 million for the fiscal year ended June 30, 2009 and 2008, respectively.

Restricted Stock Awards

A summary of the status of our nonvested restricted stock awards as of June 30, 2009 and changes during the year ended June 30, 2009 is presented as follows:

	Shares	Weighted Average Grant-date Fair Value

Nonvested at July 1, 2008	92,910	$95.23
Granted	20,000	20.53
Vested	(25,918)	84.98
Forfeited	—	—

Nonvested at June 30, 2009	86,992	81.11

As of June 30, 2009, there was $2.6 million of total unrecognized compensation cost related to nonvested restricted stock-based compensation arrangements granted under the plan. The weighted average recognition period is 1.53 years.

Restricted Stock Units

In January and September 2008, we granted 34,608 and 28,344 cash-settled restricted stock units, respectively, outside the 2002 Plan. These restricted stock units are accounted for as liability awards and are recorded at the fair value at the end of the reporting period in accordance with their vesting schedules. During the

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

year ended June 30, 2009, 28,106 of these restricted stock units were settled at a cost of $0.5 million. During the year ended June 30, 2008, 2,770 of these restricted stock units were settled at a cost of approximately $0.1 million.

We granted 133,507 restricted stock units with performance conditions in the year ended June 30, 2009 under the 2002 Plan. The restricted stock units vest three years from the date of grant based on attainment of certain performance targets in fiscal 2011. Compensation expense is recognized ratably over the three-year vesting period based on grant date fair value and our assessment of the probability that the performance targets will be met. We have recognized compensation expense based on our estimate of the probability of achieving the targets.

For the year ended June 30, 2009, we also granted 369,677 restricted stock units under the 2002 Plan that vest three years from the date of grant.

A summary of equity classified restricted stock unit activity as of and for the year ended June 30, 2009 is presented below:

Shares
Non-vested at June 30, 2008	25,000
Granted	503,184
Vested	—
Forfeited	(20,820)

Non-vested at June 30, 2009	507,364

At June 30, 2009, the aggregate intrinsic value of equity classified restricted stock units was $9.5 million. As of June 30, 2009, there was $10.5 million of total unrecognized compensation cost related to equity classified restricted stock unit compensation arrangements. The weighted average recognition period was 2.2 years.

Chief Executive Officer Special Enterprise Value Bonus

Our Chief Executive Officer was granted a special bonus award in November 2007. The award will be settled in cash based on a comparison of our enterprise value at November 2012 to the enterprise value at the grant date in November 2007. The award is classified as a liability award, and therefore is required to be measured each quarter. The fair value of this award at June 30, 2009 was $0.3 million, calculated using a Monte Carlo simulation. Less than $0.1 million of compensation expense was reversed in fiscal year 2009, based on the value of the award and the proportionate amount of requisite service that has been rendered to date.

Note 12 – Restructuring

We announced a restructuring program in June 2006 designed to increase efficiency in our manufacturing, engineering and administrative organizations. The implementation of this program has continued through fiscal year 2009, as we expanded our restructuring actions to improve global footprint, cost structure, technology portfolio, human resources, and internal processes.

In fiscal year 2008 we announced plant closings in Northridge, California and Martinsville, Indiana and closed a plant in South Africa and a small facility in Massachusetts. In fiscal year 2009, we completed the transition of our corporate headquarters from Washington D.C. to Stamford, Connecticut and have initiated numerous other actions to reduce cost and improve operating efficiency in our businesses. Programs initiated in

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

fiscal year 2009 include the closure of the Woodbury, New York facility and numerous headcount reductions across our business units to reduce excess capacity due to decreased sales. The most significant of these programs were in Germany, Austria, the United Kingdom and various locations in the United States.

In fiscal year 2009, we recorded $90.1 million for our restructuring program, primarily within SG&A, of which $74.9 million related to employee termination benefits. Cash paid for these initiatives was $46.6 million. In addition, we have recorded $10.3 million of accelerated depreciation primarily in cost of sales in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Below is a rollforward of our restructuring accrual, accounted for in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, SFAS No. 112, “Employers’ Accounting for Postemployment Benefits” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities:”

	Year Ended June 30,
	2009	2008	2007
Accrued liability, July 1,	$35,601	$7,527	$8,533
Expense	90,140	42,192	7,071
Utilization(1)	(48,287)	(14,118)	(8,077)

Accrued liability at June 30,	$77,454	$35,601	$7,527

(1)	Includes amounts representing adjustments to the liability for changes in foreign currency exchange rates.

Restructuring expenses by reporting segment are as follows:

	Year Ended June 30,
	2009	2008	2007
Automotive	$51,488	$22,214	$5,670
Consumer	13,250	5,807	560
Professional	16,369	8,884	841
Other	9,033	5,287	—

Total expense	90,140	42,192	7,071
Accelerated depreciation	10,305	4,033	—

Total	$100,445	$46,225	$7,071

Note 13 – Merger costs

On October 22, 2007, we announced the termination of our merger agreement with KKR and GSCP and companies formed by investment funds affiliated with KKR and GSCP. During the year ended June 30, 2008, we incurred $13.8 million of legal and advisory services expenses associated with the termination of the merger, which is included in selling, general and administrative expenses in our Consolidated Statements of Operations.

Note 14 – Retirement Benefits

Plan Descriptions

Retirement savings plan. We provide a Retirement Savings Plan for certain employees in the United States. Under the plan, employees may contribute up to 50 percent of their pretax compensation subject to certain limitations. Each business unit will make a safe harbor non-elective contribution in an amount equal to three

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

percent of a participant’s eligible contribution. Upon approval of the Board of Directors, each business unit may make a matching contribution of up to three percent (50 percent on the first six percent of an employee’s tax-deferred contribution) and a profit sharing contribution. Matching and profit sharing contributions vest at a rate of 25 percent for each year of service with the employer, beginning with the second year of service. Effective January 1, 2009, we suspended the matching and safe harbor non-elective contributions for these plans. Expenses related to the Retirement Savings Plan for the years ended June 30, 2008 and 2007 were $13.7 million and $15.1 million, respectively. For the fiscal year ended June 30, 2009 income of $1.8 million was recorded representing the matching and safe harbor non-elective contributions for these plans through January 1, 2009 offset by the fiscal year 2008 reversal of profit sharing accrual in September 2008, as the contribution was not approved by the Board of Directors.

Pension benefits. We provide defined pension benefits to certain eligible employees. The measurement date used for determining pension benefits is the last day of our fiscal year-end, June 30. We have certain business units in Europe that maintain defined benefit pension plans for many of our current and former employees. The coverage provided and the extent to which the retirees’ share in the cost of the program vary by business unit. Generally, plan benefits are based on age, years of service, and average compensation during the final years of service. In the United States, we have a SERP that provides retirement, death and termination benefits, as defined, to certain key executives designated by the Board of Directors. Our expenses related to the SERP for the years ended June 30, 2009, 2008 and 2007 were $6.2 million, $7.1 million and $6.7 million, respectively.

During fiscal 2010, we expect to contribute amounts to the defined benefit pension plans necessary to cover required disbursements. The benefits that we expect to pay in each fiscal year from 2010 to 2014 are $7.7 million, $7.4 million, $7.8 million, $8.6 million and $8.9 million, respectively. The aggregate benefits we expect to pay in the five fiscal years from 2015 to 2019 are $49.7 million.

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

Summary Plan Results

The following is a reconciliation of the benefit obligations, plan assets and funded status of the plans as well as the amounts recognized on the balance sheet as of and for the years ended June 30, 2009 and 2008:

	Year Ended June 30,
	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$130,674	$120,058
Service cost	2,185	2,529
Interest cost	7,449	7,153
Amendments	—	9,891
Actuarial loss/(gain)	4,671	(9,946)
Asset transfer	—	—
Curtailment	805	—
Benefits paid	(9,879)	(8,464)
Foreign currency exchange rate changes	(7,015)	9,453

Benefit obligation at end of year	$128,890	$130,674

Change in plan assets:
Fair value of assets at beginning of year	—	—
Asset transfer	—	—
Employer contributions	$9,879	$8,464
Benefits paid	(9,879)	(8,464)
Foreign currency exchange rate changes	—	—

Fair value of assets at end of year	$—	$—

Reconciliation of funded status:
Funded status	$(128,890)	$(130,674)
Unrecognized prior service cost	11,485	13,252
Unrecognized net loss	10,394	5,517

Accrued pension cost	$(107,011)	$(111,905)

Accrued liabilities	$(7,703)	$(9,216)
Other non-current liabilities	(121,187)	(121,458)
Accumulated other comprehensive income	21,879	18,769

Accrued pension cost	$(107,011)	$(111,905)

Amounts recognized in accumulated other comprehensive income for the years ended June 30, 2009 and 2008 are as follows:

	Year Ended June 30,
	2009	2008
Amounts recorded in accumulated other comprehensive income
Prior service cost	$11,485	$13,252
Net actuarial loss	10,394	5,517

	21,879	18,769
Income tax benefits related to above items	(8,058)	(6,822)

Total recognized in accumulated other comprehensive income	$13,821	$11,947

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

The estimated amount that will be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal 2010 is as follows:

Amounts expected to be recognized in net periodic benefit cost
Recognized net actuarial loss (gain)	$708
Amortization of prior service cost (credit)	1,407

Total	$2,115

Amounts for pension plans with accumulated benefit obligations in excess of fair value of plan assets as of June 30, 2009 and 2008 are as follows:

	Year Ended June 30,
	2009	2008
Projected benefit obligation	$128,890	$130,674
Accumulated benefit obligation	118,563	122,101

Presented below are the components of net periodic benefit costs for the years ended June 30, 2009, 2008 and 2007 were as follows:

	Year Ended June 30,
	2009	2008	2007
Components of net periodic benefit cost:
Service cost	$2,185	$2,529	$3,292
Interest cost	7,449	7,153	6,010
Amortization of prior service cost	1,625	4,152	887
Amortization of net loss	(101)	1,349	2,147
Curtailment	947	—	—

Net periodic benefit cost	$12,105	$15,183	$12,336

Plan Assumptions

The following table presents the assumptions used to determine our benefit obligations and net periodic pension and other postretirement benefit costs:

Year Ended June 30,
	2009	2008	2007
Assumptions:
Weighted average rates used to determine benefit obligations at June 30:
Range of discount rates for pension plans	6.00% – 6.25%	5.50% – 6.73%	4.75% – 6.15%
Range of rates of compensation increase for pension plans	2.5% – 4.0%	2.0% – 4.0%	2.0% – 4.0%
Weighted average rates used to determine net periodic benefit cost at June 30:
Range of discount rates for pension plans	6.00% – 6.25%	5.50% – 6.73%	4.75% – 6.25%
Range of rates of compensation increase for pension plans	2.5% – 4.0%	2.0% – 4.0%	2.0% – 4.0%

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

We rely on historical long-term rates of return by asset class, the current long-term U.S. Treasury bond rate, and the current and expected asset allocation strategy to determine the expected long-term rate of return assumptions. The discount rate used for our European pension benefits are primarily based on yields for German federal bonds and Euro denominated bonds provided by Deutsche Bundesbank. The discount rate was also derived based on the anticipated cash flow of the plan and the spot yields on corporate bonds published in the Citigroup Pension Liability Index as of June 30, 2009 . The rates used represent the single discount rate equal to the yield on a bond portfolio constructed to settle the plan’s cash flows, or to use a method that approximates the yield on such a portfolio and that does not yield a materially different result.

Note 15 – Business Segment Data

We design, manufacture and market high-quality, high fidelity audio products and electronic systems for the automotive, consumer and professional markets. Our chief operating decision maker evaluates performance and allocates resources based on net sales, operating income and working capital in each of the reporting segments.

We report our business on the basis of four segments. Our Automotive, Consumer and Professional segments are based on the end-user markets we serve. Our fourth segment, Other, includes our QNX business, which was previously reported in our Automotive segment. This realignment reflects our focus on growing the QNX business in other non-automotive industries. Our Professional segment now includes our Harman Specialty business which was previously reported in our Consumer segment. Our Harman Specialty business includes Mark Levinson, Revel and Lexicon branded products. This realignment reflects our focus on growing our Harman Specialty business in the Professional segment.

Automotive

Our Automotive segment designs, manufactures and markets audio, electronic and infotainment systems for vehicle applications to be installed primarily as original equipment by automotive manufacturers. Our Automotive products are marketed worldwide under brand names including JBL, Infinity, Mark Levinson, Harman/Kardon, Logic 7, Lexicon and Becker. Our premium branded audio, video, navigation and infotainment systems are offered to automobile manufacturers through engineering and supply agreements. See Note 19 – Significant Customers.

Consumer

Our Consumer segment designs, manufactures and markets a wide-range of mid- to high-end audio, video and digital storage systems for home, multimedia and mobile applications. Our Consumer products feature some of the world’s most recognized audio brands, including AKG, Harman/Kardon, Infinity, JBL and Mark Levinson. Our loudspeaker and electronic products are offered through audio specialty and retail chain stores. Our branded products for computer and multimedia applications are focused on retail customers with products designed to enhance sound for computers, Apple’s iPodTM and similar devices.

Professional

Our Professional segment designs, manufactures and markets an extensive range of loudspeakers, power amplifiers, digital signal processors, microphones, headphones and mixing consoles used by audio professionals in concert halls, stadiums, airports, houses of worship and other public spaces. We also provide high-quality products to the sound reinforcement, music instrument support and broadcast and recording segments of the professional audio market. We offer complete systems solutions for professional installations and users around the world. Our Professional products are marketed globally under brand names including JBL Professional, AKG, Crown, Soundcraft, Lexicon, Revel, Mark Levinson DigiTech, dbx, BSS and Studer.

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

Other (QNX)

Our Other segment includes the operations of our QNX business, which offers real-time operating system software, middleware, development tools and consulting services. Our Other segment also includes compensation, benefit and occupancy costs for corporate employees.

The following table reports net sales, operating income (loss), assets, goodwill, capital expenditures and depreciation and amortization by each reporting segment:

	Year Ended June 30,
	2009	2008	2007
Net sales:
Automotive	$2,004,837	$2,929,269	$2,459,646
Consumer	356,489	515,075	480,836
Professional	492,876	627,289	577,493
Other	36,820	40,870	33,169

Total	$2,891,022	$4,112,503	$3,551,144

Operating income (loss):
Automotive	$(439,957)	$114,786	$341,428
Consumer	(49,939)	(3,811)	18,670
Professional	44,363	87,912	75,885
Other	(63,741)	(60,386)	(49,596)

Total	$(509,274)	138,501	$386,387

Assets:
Automotive	$1,269,261	$1,743,504	$1,457,295
Consumer	187,752	248,017	274,246
Professional	284,238	347,762	328,090
Other	751,102	487,642	449,237

Total	$2,492,353	$2,826,925	$2,508,868

Goodwill:
Automotive	$—	$314,690	$283,405
Consumer	—	17,112	15,701
Professional	42,200	51,843	52,005
Other	39,677	52,802	52,638

Total	$81,877	$436,447	$403,749

Capital expenditures:
Automotive	$59,494	$116,919	$151,211
Consumer	3,885	7,358	8,622
Professional	10,377	12,894	14,225
Other	6,094	1,763	736

Total	$79,850	$138,934	$174,794

Depreciation and amortization:
Automotive	$418,802	$117,709	$93,479
Consumer	31,342	10,907	10,711
Professional	15,764	16,700	16,923
Other	16,904	7,026	6,049

Total	$482,812	$152,342	$127,162

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

We recorded goodwill impairment charges of $295.1 million for Automotive, $22.7 million for Consumer and $12.8 million for QNX, reported within Other in the fiscal year ended June 30, 2009. Refer to Note 5 – Goodwill for more information.

Below we present sales, long-lived assets and net assets by geographic area as of and for the years ended June 30, 2009, 2008 and 2007. Net sales are attributable to geographic areas based upon the location of the customer.

	Year Ended June 30,
	2009	2008	2007
Net sales:
U.S.	$577,596	$953,549	$759,159
Germany	1,236,209	1,741,557	1,590,886
Other Europe	548,272	666,363	631,514
Other	528,945	751,034	569,585

Total	$2,891,022	$4,112,503	$3,551,144

Long-lived assets:
U.S.	$463,343	$495,826	$490,069
Germany	329,955	587,301	485,222
Other Europe	113,442	129,403	125,474
Other	75,082	190,098	174,950

Total	$981,822	$1,402,628	$1,275,715

Net Assets
U.S.	$(16,313)	$(69,748)	$405,588
Germany	487,636	750,612	577,142
Other Europe	393,211	440,724	324,992
Other	109,291	218,258	186,319

Total	$973,825	$1,339,846	$1,494,041

Note 16 – Commitments and Contingencies

At June 30, 2009, we were subject to legal claims and litigation arising in the ordinary course of business, including the matters described below. The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial position or results of operations.

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

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

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

On January 16, 2008, the Kim Plaintiff filed an amended complaint. The amended complaint, which extended the Class Period through January 11, 2008, contended that, in addition to the violations alleged in the original complaint, Harman also violated Sections 10(b) and 20(a) of the 1934 Act and Rule 10b-5 by “knowingly failing to disclose “significant problems” relating to its portable navigation device (“PND”) sales forecasts, production, pricing, and inventory” prior to January 14, 2008. The amended complaint claimed that when “Defendants revealed for the first time on January 14, 2008 that shifts in PND sales would adversely impact earnings per share by more than $1.00 per share in fiscal 2008,” that led to a further decline in our share value and additional losses to the plaintiff class.

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

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

Patrick Russell v. Harman International Industries, Incorporated, et al.

Patrick Russell (the “Russell Plaintiff”) filed a complaint on December 7, 2007 in the United States District Court for the District of Columbia and an amended purported putative class action complaint on June 2, 2008 against Harman and certain of our officers and directors alleging violations of the Employee Retirement Income Security Act of 1974 (“ERISA”) and seeking, on behalf of all participants in and beneficiaries of the Harman International Industries, Incorporated Retirement Savings Plan (the “Plan”), compensatory damages for losses to the Plan as well as injunctive relief, imposition of a constructive trust, restitution, and other monetary relief. The amended complaint alleges that from April 26, 2007 to the present, defendants failed to prudently and loyally manage the Plan’s assets, thereby breaching their fiduciary duties in violation of ERISA by causing the Plan to invest in our common stock notwithstanding that the stock allegedly was “no longer a prudent investment for the Participants’ retirement savings.” The amended complaint further claims that, during the Class Period, defendants failed to monitor the Plan fiduciaries, failed to provide the Plan fiduciaries with, and to disclose to Plan participants, adverse facts regarding Harman and our businesses and prospects. The Russell Plaintiff also contends that defendants breached their duties to avoid conflicts of interest and to serve the interests of participants in and beneficiaries of the Plan with undivided loyalty. As a result of these alleged fiduciary breaches, the amended complaint asserts that the Plan has “suffered substantial losses, resulting in the depletion of millions of dollars of the retirement savings and anticipated retirement income of the Plan’s Participants.”

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

Siemens vs. Harman Becker Automotive Systems GmbH

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

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

Automotive Supply Arrangements

We have arrangements with our automotive customers to provide products that meet predetermined technical specifications and delivery dates. In the event that we do not satisfy the performance obligations under these arrangements, we may be required to indemnify the customer. We accrue for any loss that we expect to incur under these arrangements when that loss is probable and can be reasonably estimated. For the years ended June 30, 2009 and 2008, we incurred $9.2 million and $0.6 million, respectively, of costs relating to delayed delivery of product to an automotive customer. An inability to meet performance obligations on automotive platforms to be delivered in future periods could adversely affect our results of operations and financial condition in future periods.

Note 17 – Investment in Joint Venture

In October 2005, we formed Harman Navis Inc., a joint venture located in Korea, to engage in the design and development of navigation systems for Asian markets. We evaluated the joint venture agreement under FIN No. 46R, Consolidation of Variable Interest Entities, and determined that the newly formed joint venture was a variable interest entity requiring consolidation. We own a 50 percent equity interest in the joint venture. We are not obligated to fund any joint venture losses beyond our investment. At June 30, 2009, the net assets of the joint venture were approximately $14.6 million. The minority interest is less than $0.8 million. Our investment in this joint venture is not material to our consolidated financial statements.

We recently entered into a restructuring agreement which amends the Harman Navis Inc. joint venture agreement and other related agreements. Over time, we will sell our share of this joint venture to our 50 percent equity partner. We will deconsolidate this entity when our ownership decreases below 50 percent and the other partner gains control.

Note 18 – (Loss) Earnings Per Share Information

	Year Ended June 30,
	2009		2008		2007
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net (loss) income	$(422,551)	(422,551)	$107,786	$107,786	$313,963	$313,963
Weighted average shares outstanding	58,766	58,766	61,472	61,472	65,310	65,310
Employee stock options	—	—	—	710	—	1,139

Total weighted average shares outstanding	58,766	58,766	61,472	62,182	65,310	66,449

(Loss) earnings per share	$(7.19)	(7.19)	$1.75	$1.73	$4.81	$4.72

Certain options were outstanding and not included in the computation of diluted net earnings per share because the assumed exercise of these options would have been antidilutive. Options to purchase 2,700,470 shares of our common stock with exercise prices ranging from $16.43 to $126.94 per share at June 30, 2009 were outstanding and not included in the computation of diluted earnings per share because the exercise of these options would have been antidilutive. In addition, restricted shares of 392,117 were outstanding at June 30, 2009 and not included in the computation of diluted earnings per share as they also would have been antidilutive.

Certain options were outstanding and not included in the computation of diluted net earnings per share because the assumed exercise of these options would have been antidilutive. Options to purchase 1,868,679 shares of our common stock with exercise prices ranging from $68.31 to $126.94 per share at June 30, 2008 were outstanding and not included in the computation of diluted earnings per share because the exercise of these

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

options would have been antidilutive. In addition, restricted shares of 48,442 were outstanding at June 30, 2008 and not included in the computation of diluted earnings per share as they also would have been antidilutive.

The conversion terms of the Notes will affect the calculation of diluted earnings per share if the price of our common stock exceeds the conversion price of the Notes. The initial conversion price of the Notes was approximately $104 per share, subject to adjustment in specified circumstances as described in the indenture related to the Notes. Upon conversion, a holder of Notes will receive an amount per Note in cash equal to the lesser of $1,000 or the conversion value of the Notes, determined in the manner set forth in the indenture. If the conversion value exceeds $1,000, we will deliver $1,000 in cash and at our option, cash or common stock or a combination of cash and common stock for the conversion price in excess of $1,000. The conversion option is indexed to our common stock and therefore is classified as equity. The conversion option will not result in an adjustment to net income in calculating diluted earnings per share. The dilutive effect of the conversion option will be calculated using the treasury stock method. Therefore, conversion settlement shares will be included in diluted shares outstanding if the price of our common stock exceeds the conversion price of the Notes.

Note 19 – Significant Customers

Presented below are the percentages of net sales to and net accounts receivables due from customers who represent ten percent or more of our net sales or net accounts receivable for the periods presented:

	Net Sales		Net Accounts Receivable
	Year Ended June 30,		June 30,
	2009	2008	2009	2008
Audi/Volkswagen	15%	11%	12%	11%
BMW	15%	10%	14%	8%
Daimler	8%	18%	10%	8%
Chrysler	6%	8%	2%	10%
Other Customers	56%	53%	62%	63%

Total	100%	100%	100%	100%

Note 20 – Quarterly Summary of Operations (unaudited)

The following is a summary of operations by quarter for fiscal year 2009 and 2008:

	Three Months Ended
	September 30	December 31	March 31	June 30	Total
Fiscal Year 2009
Net sales	$869,190	$755,875	$598,282	$667,675	$2,891,022
Gross profit	241,930	176,857	113,295	142,534	674,616
Net (loss) income	23,246	(316,874)	(66,559)	(62,364)	(422,551)
Earnings (loss) per share:
Basic	0.40	(5.41)	(1.14)	(1.05)	(7.19)
Diluted	0.40	(5.41)	(1.14)	(1.05)	(7.19)

Fiscal Year 2008
Net sales	$946,962	$1,065,610	$1,032,668	$1,067,263	$4,112,503
Gross profit	264,575	301,124	261,133	282,574	1,109,406
Net (loss) income	36,529	42,880	(3,349)	31,726	107,786
Earnings (loss) per share:
Basic	0.56	0.69	(0.06)	0.54	1.75
Diluted	0.55	0.68	(0.06)	0.54	1.73

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

The information required by Item 10 of Part III is incorporated by reference to our Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by Item 11 of Part III is incorporated by reference to our Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Part III is incorporated by reference to our Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Part III is incorporated by reference to our Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 of Part III is incorporated by reference to our Proxy Statement for the 2009 Annual Meeting of Stockholders.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

We will furnish you, without charge, a copy of any exhibit upon written request. Written requests to obtain any exhibit should be sent to the Company’s Secretary at 400 Atlantic Street, Stamford, CT 06901.

The following consolidated financial statements are filed as part of this report under “Part II, Item 8 – Financial Statements and Supplementary Data”:

Exhibit Index to 10-K

Exhibit No.	Exhibit Description
3.1	Restated Certificate of Incorporation of Harman International Industries, Incorporated, as amended. (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 and hereby incorporated by reference)
3.2	By-Laws of Harman International Industries, Incorporated, as amended, dated February 6, 2008. (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 and hereby incorporated by reference)
4.1	Rights Agreement, dated as of December 13, 1999, by and between Harman International Industries, Incorporated and ChaseMellon Shareholder Services, L.L.C., as rights agent (including a Form of Certificate of Designation of Series A Junior Participating Preferred Stock, a Form of Right Certificate and a Summary of Rights to Purchase Preferred Stock). (filed as Exhibit 4.1 to the Form 8A filed with the Commission on December 16, 1999 and hereby incorporated by reference)
4.2	Amendment No. 1, dated as of April 26, 2007, to the Rights Agreement, dated as of December 13, 1999, by and between Harman International Industries, Incorporated and Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services, L.L.C.), as rights agent. (filed as Exhibit 4.1 to the Registration Statement on Form 8-A/A filed with the Commission on April 27, 2007 and hereby incorporated by reference)
4.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Harman International Industries, Incorporated, dated January 11, 2000. (filed as Exhibit 4.3 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and hereby incorporated by reference)
4.4	Indenture, related to the 1.25% Convertible Senior Notes due 2012, dated as of October 23, 2007, between Harman International Industries, Incorporated and Wells Fargo Bank, National Association, as trustee (including the form of 1.25% Convertible Senior Note due 2012). (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on October 25, 2007 and hereby incorporated by reference)

Exhibit No.	Exhibit Description
4.5	Registration Rights Agreement, dated as of October 23, 2007, between Harman International Industries, Incorporated, KKR I-H Limited, GS Capital Partners VI Fund L.P., GS Capital Partners VI Parallel, L.P., GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI GmbH & Co. KG, Citibank, N.A. and HSBC USA Inc. (filed as Exhibit 4.2 to the Current Report on Form 8-K filed with the Commission on October 25, 2007 and hereby incorporated by reference).
10.1	Note Purchase Agreement, dated October 22, 2007, by and among Harman International Industries,
Incorporated, KKR I-H Limited, GS Capital Partners VI Fund L.P., GS Capital Partners VI Parallel,
L.P., GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI GmbH & Co. KG, Citibank,
N.A. and HSBC USA Inc. and, for limited purposes, Kohlberg Kravis Roberts & Co. L.P. (filed as
Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on October 25, 2007 and hereby incorporated by reference)
10.2	Second Amended and Restated Multi-Currency, Multi-Option Credit Agreement, dated March 31, 2009, among Harman International Industries, Incorporated, Harman Holding GmbH & Co. KG, and the
several lenders and agents from time to time parties thereto. (filed as Exhibit 10.1 to the Quarterly
Report on Form 10-Q for the quarter ended March 31, 2009 and hereby incorporated by reference)
10.3	Guarantee and Collateral Agreement, dated March 31, 2009, among Harman International Industries,
Incorporated, Harman Holding GmbH & Co. KG, certain subsidiaries of the Company parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the several lenders from time to time parties to the Second Amended and Restated Multi-Currency, Multi-Option Credit Agreement. (filed as
Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and hereby incorporated by reference)
10.4	First Amendment, dated as of June 15, 2009, to the Second Amended and Restated Multi-Currency,
Multi-Option Credit Agreement, dated as of March 31, 2009, between Harman International Industries,
Incorporated, Harman Holding GmbH & Co. KG, the Lenders parties thereto and JPMorgan Chase
Bank, N.A., as Administrative Agent. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on June 15, 2009 and hereby incorporated by reference)
10.5	Harman International Industries, Incorporated 1992 Incentive Plan, as amended and restated. (filed as Exhibit B to the 1999 Proxy Statement and hereby incorporated by reference)**
10.6	Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive Plan. (filed as Appendix A to the 2008 Proxy Statement and hereby incorporated by reference)**
10.7	Form of Nonqualified Stock Option Agreement for Non-Officer Directors under the Harman
International Industries, Incorporated 2002 Stock Option and Incentive Plan. (filed as Exhibit 10.11 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and hereby incorporated by reference)**
10.8	Form of Incentive Stock Option Agreement for Officers and Key Employees under the Harman
International Industries, Incorporated 2002 Stock Option and Incentive Plan. (filed as Exhibit 10.1 to the
Current Report on Form 8-K filed with the Commission on August 22, 2005 and hereby incorporated by reference)**
10.9	Form of Nonqualified Stock Option Agreement for Officers and Key Employees under the Harman
International Industries, Incorporated 2002 Stock Option and Incentive Plan. (filed as Exhibit 10.2 to the
Current Report on Form 8-K filed with the Commission on August 22, 2005 and hereby incorporated by reference)**
10.10	Form of Restricted Stock Agreement for Officers and Key Employees under the Harman International
Industries, Incorporated 2002 Stock Option and Incentive Plan. (filed as Exhibit 10.3 to the Current
Report on Form 8-K filed with the Commission on August 22, 2005 and hereby incorporated by reference)**
10.11	Form of Nonqualified Performance Stock Option Agreement for Officers and Key Employees under the
Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan. (filed as Exhibit
10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and hereby incorporated by reference)**
10.12	Form of Nonqualified Stock Option Agreement, related to the Stock Option Award, between Harman
International Industries, Incorporated and Dinesh Paliwal. (filed as Exhibit 10.3 to the Current Report on
Form 8-K filed with the Commission on May 9, 2007 and hereby incorporated by reference)**

Exhibit No.	Exhibit Description
10.13	Form of Restricted Stock Agreement, related to the Restricted Stock Award, between Harman
International Industries, Incorporated and Dinesh Paliwal. (filed as Exhibit 10.4 to the Current Report on
Form 8-K filed with the Commission on May 9, 2007 and hereby incorporated by reference) **
10.14	Form of Restricted Stock Agreement, related to the Inducement Stock Award, between Harman
International Industries, Incorporated and Dinesh Paliwal. (filed as Exhibit 10.5 to the Current Report on
Form 8-K filed with the Commission on May 9, 2007 and hereby incorporated by reference)**
10.15	Form of Restricted Stock Agreement, related to the Equity Replacement Award, between Harman
International Industries, Incorporated and Dinesh Paliwal. (filed as Exhibit 10.6 to the Current Report on
Form 8-K filed with the Commission on May 9, 2007 and hereby incorporated by reference)**
10.16	Form of Restricted Share Unit Agreement, related to the RSU Replacement Award, between Harman
International Industries, Incorporated and Dinesh Paliwal. (filed as Exhibit 10.7 to the Current Report on
Form 8-K filed with the Commission on May 9, 2007 and hereby incorporated by reference)**
10.17	Form of Restricted Share Unit Agreement, related to the Restricted Share Unit Award, between Harman
International Industries, Incorporated and Dinesh Paliwal. (filed as Exhibit 10.3 to the Current Report on
Form 8-K filed with the Commission on December 4, 2007 and hereby incorporated by reference)**
10.18	Form of Performance Based Restricted Share Unit Agreement for Officers and Key Employees under the Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and
Incentive Plan. (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended
December 31, 2008 and hereby incorporated by reference) **
10.19	Form of Restricted Share Unit Agreement for Officers and Key Employees under the Harman
International Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive Plan.
(filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference) **
10.20	Form of Restricted Share Unit Agreement for Non-Officer Directors under the Harman International
Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive Plan. (filed as Exhibit
10.7 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference) **
10.21	Form of Restricted Share Unit Agreement, related to Dinesh Paliwal’s annual equity awards, under the
Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive
Plan. (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended December 31,
2008 and hereby incorporated by reference) **
10.22	Form of Nonqualified Stock Option Agreement, related to Dinesh Paliwal’s annual equity awards, under the Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and
Incentive Plan. (filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarter ended
December 31, 2008 and hereby incorporated by reference) **
10.23	Restricted Share Unit Agreement between Harman International Industries, Incorporated and Dinesh
Paliwal, related to a January 2008 award. (filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference) **
10.24	Restricted Share Unit Agreement between Harman International Industries, Incorporated and Dinesh
Paliwal, related to a September 2008 award under the Harman International Industries, Incorporated
Amended and Restated 2002 Stock Option and Incentive Plan. (filed as Exhibit 10.11 to the Quarterly
Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference)
**
10.25	Restricted Share Unit Agreement between Harman International Industries, Incorporated and Herbert
Parker, related to a September 2008 award. (filed as Exhibit 10.12 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference) **
10.26	Harman International Industries, Incorporated 2008 Key Executive Officers Bonus Plan. (filed as Appendix B to the 2008 Proxy Statement and hereby incorporated by reference)**
10.27	Harman International Industries, Incorporated Management Incentive Compensation Plan. (filed as
Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on December 21, 2007 and hereby incorporated by reference)**

Exhibit No.	Exhibit Description
10.28	Harman International Industries, Incorporated Supplemental Executive Retirement Plan, as amended and restated as of October 1, 1999. (filed as Exhibit 10.27 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and hereby incorporated by reference)**
10.29	Amendment No. 1 to the Harman International Industries, Incorporated Supplemental Executive
Retirement Plan, dated September 24, 2002. (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 and hereby incorporated by reference)**
10.30	Form of Benefit Agreement under the Supplemental Executive Retirement Plan. (filed as Exhibit 10.14 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and hereby incorporated by reference)**
10.31	Harman International Industries, Inc. Deferred Compensation Plan, effective June 1, 1997. (filed as
Exhibit 4 to the Registration Statement on Form S-8 filed with the Commission on June 9, 1997, and hereby incorporated by reference)**
10.32	Amendment No. 1 to the Harman International Industries, Inc. Deferred Compensation Plan dated
October 1, 1999. (filed as Exhibit 10.46 to the Annual Report on Form 10-K for the fiscal year ended
June 30, 2000 and hereby incorporated by reference)**
10.33	Amendment No. 2 to the Harman International Industries, Inc. Deferred Compensation Plan, effective
December 16, 2003. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended
December 31, 2003 and hereby incorporated by reference)**
10.34	Letter Agreement, dated May 8, 2007, between Harman International Industries, Incorporated and
Dinesh Paliwal. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on
May 9, 2007 and hereby incorporated by reference) **
10.35	Amendment to Letter Agreement, dated November 29, 2007, between Harman International Industries,
Incorporated and Dinesh Paliwal. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the
Commission on December 4, 2007 and hereby incorporated by reference)**
10.36	Amendment to Letter Agreement, dated December 31, 2008 between Harman International Industries,
Incorporated and Dinesh Paliwal. (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the
quarter ended December 31, 2008 and hereby incorporated by reference)**
10.37	Amended and Restated Severance Agreement between Harman International Industries, Incorporated and Dinesh Paliwal dated December 31, 2008. (filed as Exhibit 10.2 to the Quarterly Report on Form
10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference)**
10.38	Summary of equity awards granted to Mr. Paliwal and Mr. Parker in September 2008. (filed as Exhibit
10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and hereby incorporated by reference)**
10.39	Letter Agreement, dated May 2, 2008, between Harman International Industries, Incorporated and
Herbert Parker. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on
May 6, 2008 and hereby incorporated by reference)**
10.40	Employment Agreement between Harman Management GmbH and Helmut Schinagel. (filed as Exhibit
10.1 to the Current Report on Form 8-K filed with the Commission on August 15, 2006 and hereby incorporated by reference)**
10.41	Employment Agreement, dated January 11, 2008, between Harman International Industries,
Incorporated and John Stacey. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the
quarter ended March 31, 2008 and hereby incorporated by reference)**
10.42	Employment Agreement, dated May 30, 2008, between Harman Management GmbH and Klaus Blickle.
(filed as Exhibit 10.37 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and hereby incorporated by reference)**
10.43	Letter Agreement, dated August 8, 2008, between Harman International Industries, Incorporated and
Jennifer Peter. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on
August 21, 2008 and hereby incorporated by reference)**
10.44	Agreement, dated August 21, 2008, between Harman International Industries, Incorporated and Dr.
Erich A. Geiger. (filed as Exhibit 10.40 to the Annual Report on Form 10-K for the fiscal year ended
June 30, 2008 and hereby incorporated by reference)**

Exhibit No.	Exhibit Description
10.45	Letter Agreement, dated August 26, 2008, between Harman International Industries, Incorporated and
Kevin Brown. (filed as Exhibit 10.45 to the Annual Report on Form 10-K for the fiscal year ended
June 30, 2008 and hereby incorporated by reference)**
10.46	Letter Agreement, dated August 22, 2008, between Harman International Industries, Incorporated and
Todd Suko. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended
September 30, 2008 and hereby incorporated by reference)**
10.47	Amended and Restated Severance Agreement between Harman International Industries, Incorporated and Herbert Parker dated December 22, 2008. (filed as Exhibit 10.3 to the Quarterly Report on Form
10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference)
10.48	Letter Agreement, dated January 9, 2009, between Harman International Industries, Incorporated and
Sachin Lawande. (filed as Exhibit 10.13 to the Quarterly Report on Form 10-Q for the quarter ended
December 31, 2008 and hereby incorporated by reference)
10.49	Letter Agreement, dated January 9, 2009, between Harman International Industries, Incorporated and
David Slump. (filed as Exhibit 10.14 to the Quarterly Report on Form 10-Q for the quarter ended
December 31, 2008 and hereby incorporated by reference)
10.50	Separation Letter Agreement dated January 11, 2009, between Harman International Industries,
Incorporated and Richard Sorota. (filed as Exhibit 10.15 to the Quarterly Report on Form 10-Q for the
quarter ended December 31, 2008 and hereby incorporated by reference)
10.51	Form of Severance Agreement between Harman International Industries, Incorporated and Blake
Augsburger, David Karch, Sachin Lawande, David Slump, John Stacey and Todd Suko (filed as Exhibit
10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and hereby incorporated by reference)
21.1	Subsidiaries of Harman International Industries, Incorporated. +
23.1	Consent of KPMG LLP. +
31.1	Certification of Dinesh Paliwal filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
31.2	Certification of Herbert Parker filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
32.1	Certification of Dinesh Paliwal and Herbert Parker filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +
99.1	Form of Indemnification Letter Agreement with Directors and Executive Officers (filed as Exhibit 99.1 to the Current Report on Form 8-K filed with the Commission on February 13, 2009 and hereby incorporated by reference)
**	Management contract, compensatory plan or arrangement.
+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED

Date: August 19, 2009	By:	/S/ DINESH PALIWAL
Dinesh Paliwal
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated below.

/S/ DINESH PALIWAL	Chairman and Chief Executive Officer (Principal Executive Officer)	August 19, 2009
Dinesh Paliwal

/S/ HERBERT PARKER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 19, 2009
Herbert Parker

/S/ JENNIFER PETER	Vice President and Chief Accounting Officer (Principal Accounting Officer)	August 19, 2009
Jennifer Peter

/S/ BRIAN CARROLL	Director	August 19, 2009
Brian Carroll

/S/ DR. HARALD EINSMANN	Director	August 19, 2009
Dr. Harald Einsmann

/S/ RAJAT GUPTA	Director	August 19, 2009
Rajat Gupta

/S/ ANN MCLAUGHLIN KOROLOGOS	Director	August 19, 2009
Ann McLaughlin Korologos

/S/ EDWARD MEYER	Director	August 19, 2009
Edward Meyer

/S/ KENNETH REISS	Director	August 19, 2009
Kenneth Reiss

/S/ HELLENE RUNTAGH	Director	August 19, 2009
Hellene Runtagh

/S/ GARY STEEL	Director	August 19, 2009
Gary Steel

Schedule II

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED

Valuation and Qualifying Accounts and Reserves

Year Ended June 30, 2009, 2008 and 2007

(in thousands)

Classification	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Year ended June 30, 2007
Allowance for doubtful accounts	$8,738	735	342	3,775	6,040

Year ended June 30, 2008
Allowance for doubtful accounts	$6,040	5,457	358	4,773	7,082

Year ended June 30, 2009
Allowance for doubtful accounts	$7,082	8,960	(471)	3,914	11,657

Harmon International Industries, Incorporated

2009 Form 10-K Annual Report

Exhibit Document

The following exhibits are attached hereto. See Part IV of this Annual Report on Form 10-K for a complete list of exhibits.

Exhibit No.	Exhibit Description
21.1	Subsidiaries of Harman International Industries, Incorporated.
23.1	Consent of KPMG LLP.
31.1	Certification of Dinesh Paliwal filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Herbert Parker filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Dinesh Paliwal and Herbert Parker filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.