Form 10-Q
period 2009-09-30
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2009-10-29
CIK 800459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number: 1-9764

Harman International Industries, Incorporated

(Exact name of registrant as specified in its charter)

Delaware	11-2534306
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Atlantic Street, Suite 1500 Stamford, CT	06901
(Address of principal executive offices)	(Zip code)

(203) 328-3500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of October 12, 2009, 69,360,878 shares of common stock, par value $.01, were outstanding.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

Form 10-Q

September 30, 2009

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

Forward–Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You should not place undue reliance on these statements. Forward-looking statements include information concerning possible or assumed future results of operations, capital expenditures, the outcome of pending legal proceedings and claims, goals and objectives for future operations, including descriptions of our business strategies and purchase commitments from customers. These statements are typically identified by words such as “believe,” “anticipate,” “expect,” “plan,” “intend,” “estimate,” “should,” “will” and similar expressions. We base these statements on particular assumptions that we have made in light of our industry experience, as well as our perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read and consider the information in this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. In light of these risks and uncertainties, we cannot assure you that the results and events contemplated by the forward-looking statements contained in, or incorporated by reference into, this report will in fact transpire.

You should carefully consider the risks described below and the other information in this report because they identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Our operating results may fluctuate significantly and may not meet our expectations or those of securities analysts or investors. The price of our stock would likely decline if this occurs. Factors that may cause fluctuations in our operating results include, but are not limited to, the following:

•	our ability to successfully implement our strategic initiatives, including our STEP Change cost reduction program, and to achieve the intended benefits and anticipated savings of those initiatives;

•	automobile industry sales and production rates and the willingness of automobile purchasers to pay for the option of a premium audio system and/or a multi-function infotainment system;

•	changes in consumer confidence and spending and worsening economic conditions worldwide;

•	customer acceptance of our consumer and professional products;

•	the bankruptcy or financial deterioration of one or more of our major customers or suppliers;

•	the loss of one or more significant customers, including our automotive manufacturer customers, or the loss of a significant platform with an automotive customer;

•

changes in interest rates and the availability of financing affecting corporate and consumer spending, including the effects of continued volatility and further deterioration in the financial and credit markets;

•	fluctuations in currency exchange rates, particularly with respect to the value of the U.S. dollar and the Euro, and other risks inherent in international trade and business transactions;

•	warranty obligations for defects in our products;

•	our ability to satisfy contract performance criteria, including our ability to meet technical specifications and due dates on new platforms, at expected profit margins;

•	competition in the automotive, consumer or professional markets in which we operate, including pricing pressure in the market for personal navigation devices;

•	our ability to achieve cost reductions and other benefits in connection with the restructuring of our manufacturing, engineering and administrative organizations;

•	model-year changeovers and customer acceptance in the automotive industry;

•	our ability to enforce or defend our ownership and use of intellectual property;

i

Forward–Looking Statements (continued)

•	our ability to maintain a competitive technological advantage within the systems, services and products we provide into the marketplace;

•	our ability to effectively integrate acquisitions made by us or manage restructuring and cost migration initiatives;

•	our ability to comply with the financial or other covenants in our long-term debt agreements;

•	limitations on our ability to borrow funds under our existing credit facilities;

•	the valuation of certain assets, including goodwill, investments and deferred tax assets, considering recent market conditions and operating results;

•	strikes, work stoppages and labor negotiations at our facilities, or at a facility of one of our significant customers; or work stoppages at a common carrier or a major shipping location;

•	commodity price fluctuations;

•	availability of key components for the products we manufacture; and

•	the outcome of pending or future litigation and other claims, including, but not limited to the current stockholder and ERISA lawsuits.

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. As a result, the foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission including the information in Item 1A, under the caption “Risk Factors” of Part I to our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and Item 1A, “Risk Factors” of Part II of this report. We undertake no obligation to publicly update or revise any forward-looking statement (except as required by law).

ii

PART I FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

(in thousands)

	September 30, 2009 (Unaudited)	June 30, 2009
Assets
Current assets
Cash and cash equivalents	$540,163	$590,568
Receivables, net	510,224	415,837
Inventories, net	364,619	333,704
Other current assets	171,870	170,422

Total current assets	1,586,876	1,510,531
Property, plant and equipment, net	501,284	518,596
Goodwill	81,411	81,877
Deferred tax assets, long-term	282,594	274,312
Other assets	103,619	88,181

Total Assets	$2,555,784	$2,473,497

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$637	$605
Accounts payable	283,114	241,420
Accrued liabilities	391,896	362,781
Accrued warranties	99,502	116,673
Income taxes payable	11,285	22,051

Total current liabilities	786,434	743,530

Borrowings under revolving credit facility	224,656	227,319
Convertible senior notes	351,581	347,837
Other senior debt	1,382	1,535
Other non-current liabilities	164,703	145,358

Total Liabilities	1,528,756	1,465,579

Preferred stock	—	—
Common stock	950	949
Additional paid-in capital	875,180	869,609
Accumulated other comprehensive income	78,535	57,198
Retained earnings	1,117,472	1,126,946
Less: Common stock held in treasury	(1,047,570)	(1,047,570)

Total Harman International Industries, Incorporated Shareholders’ Equity	1,024,567	1,007,132
Noncontrolling Interest	2,461	786

Total Equity	1,027,028	1,007,918

Total Liabilities and Equity	$2,555,784	$2,743,497

See accompanying Notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

(in thousands, except per share data)

	Three Months Ended September 30,
	2009	2008

Net sales	$757,368	$869,190
Cost of sales	557,826	627,260

Gross profit	199,542	241,930
Selling, general and administrative expenses	201,041	209,473

Operating (loss) income	(1,499)	32,457
Other expenses:
Interest expense, net	9,557	3,402
Miscellaneous, net	1,319	989

(Loss) income before income taxes	(12,375)	28,066
Income tax (benefit) expense, net	(4,577)	7,111

Net (loss) income	(7,798)	20,955

Less: Net income (loss) attributable to noncontrolling interest	1,675	(34)

Net (loss) income attributable to Harman International Industries, Incorporated	$(9,473)	$20,989

(Loss) earnings per share:

Basic	$(0.14)	$0.36

Diluted	$(0.14)	$0.36

Weighted average shares outstanding:
Basic	69,254	58,658

Diluted	69,254	58,828

See accompanying Notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

	Three Months Ended September 30,
(in thousands)	2009	2008

Cash Flows from Operating Activities:
Net (loss) income attributable to Harman International Industries, Incorporated	$(9,473)	$20,989
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	36,885	42,191
Deferred income tax benefit	(8,282)	(1,825)
(Gain) loss on disposition of assets	(20)	65
Share-based compensation	5,155	(3,448)
Non-cash interest expense	4,393	3,497
Changes in operating assets and liabilities:
Decrease (increase) in:
Receivables	(82,490)	5,838
Inventories	(22,435)	(43,841)
Other current assets	(496)	20,423
Increase (decrease) in:
Accounts payable	36,176	(22,697)
Accrued warranties	10,873	(5,275)
Accrued other liabilities	(17,171)	3,752
Income taxes payable	(11,211)	224
Other operating activities	2,272	(2,545)

Net cash (used by) provided by operating activities	(55,824)	17,348

Cash flows from investing activities:
Contingent purchase price consideration	—	(2,925)
Proceeds from asset dispositions	242	58
Capital expenditures	(3,776)	(22,782)
Other items, net	2,229	3,186

Net cash used in investing activities	(1,305)	(22,463)

Cash flows from financing activities:
Net borrowings under revolving credit facility	(6,700)	—
Other increase in long-term debt	1,780	145
Dividends paid to shareholders	—	(732)
Share-based payment arrangements	407	9

Net cash used in financing activities	(4,513)	(578)

Effect of exchange rate changes on cash	11,237	(22,281)

Net decrease in cash and cash equivalents	(50,405)	(27,974)
Cash and cash equivalents at beginning of period	590,568	223,109

Cash and cash equivalents at end of period	$540,163	$195,135

Supplemental disclosure of cash flow information:
Interest paid (received)	$5,135	$(1,157)
Income taxes paid	$367	$6,287

See accompanying Notes to the Condensed Consolidated Financial Statements.

Note 1 – Basis of Presentation

Basis of Presentation

References to “we,” “us,” “our,” the “Company” and “Harman” refer to Harman International Industries, Incorporated and its consolidated subsidiaries unless the context specifically requires otherwise.

Our unaudited, condensed consolidated financial statements at September 30, 2009 and for the three months ended September 30, 2009 and 2008, have been prepared pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (“Form 10-K”) and do not include all information and footnote disclosures included in our audited financial statements. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows for the periods presented. Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2010 due to seasonal, economic and other factors. Where necessary, information for prior periods has been reclassified to conform to the consolidated financial statement presentation for the corresponding periods in the current fiscal year.

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

These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in our Form 10-K.

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

We also record up-front incentive payments which relate to a specific program award as an asset and amortize these amounts as a reduction to revenue over the related program award term based on our estimated future volumes.

Change in Accounting

On July 1, 2009, we adopted the new accounting guidance issued by the Financial Accounting Standards Board (“FASB”) within Accounting Codification Statement (“ASC”) 810-10-65, “Consolidation,” relating to the presentation requirements for noncontrolling interests (formerly minority interests). We retrospectively applied the presentation of our prior year balances in our Condensed Consolidated Financial Statements. Refer to Note 2 – New Accounting Standards for more information.

On July 1, 2009, we adopted the new accounting guidance issued by the FASB within ASC 470-20, “Debt with Conversion and Other Options,” which requires the issuer of convertible debt instruments with cash settlement features to account separately for the liability and equity components of the instrument. We retrospectively applied this guidance to all prior periods for which we had applicable outstanding convertible debt. Refer to Note 2 – New Accounting Standards for more information.

Note 2 – New Accounting Standards

Recently Adopted Accounting Standards

Codification: In June 2009, the FASB issued ASC 105, “Generally Accepted Accounting Principles” (“ASC 105”). The issuance of ASC 105 confirmed that the FASB ASC (the “Codification”) is the single official source of authoritative GAAP, other than guidance issued by the SEC and supersedes existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related literature for nongovernmental entities. The Codification does not change GAAP. Instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, is effective for interim and annual periods ending on or after September 15, 2009. Thereafter, only one level of authoritative GAAP exists. All other literature is considered nonauthoritative. We adopted the Codification on July 1, 2009 and updated all disclosures to reference the Codification in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009. The adoption of the Codification did not have a significant impact on the reporting of our financial position, results of operations or cash flows.

Convertible Debt: On July 1, 2009, we adopted the new accounting guidance issued by the FASB within ASC 470-20, “Debt with Conversion and Other Options.” regarding accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The new guidance requires the issuer of convertible debt instruments with cash settlement features to account separately for the liability and equity components of the instrument. Under the new guidance, the debt should be recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate at the time of issuance and the equity component should be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The reduced carrying value on the convertible debt results in a debt discount that should be accreted back to the convertible debt’s principal amount through the recognition of noncash interest expense over the expected life of the debt, which results in recognizing interest expense on these borrowings at effective rates approximating what we would have incurred had nonconvertible debt with otherwise similar terms been issued.

We had $400 million of 1.25 percent convertible senior notes (the “Convertible Notes”) outstanding at September 30, 2009 and June 30, 2009 which were issued on October 23, 2007 (the “Issuance Date”), that are within the scope of this new guidance. The Convertible Notes were issued at par and we pay interest at a rate of 1.25 percent semiannually. The initial conversion rate on the Convertible Notes is 9.6154 shares of our common stock per $1,000 principal amount of the Convertible Notes (which is equal to an initial conversion price of approximately $104 per share). The conversion rate is subject to adjustment in specified circumstances described in the indenture governing the Convertible Notes (the “Indenture”).

In accordance with this new guidance, we measured the fair value of the debt components of the Convertible Notes at the Issuance Date using an effective interest rate of 5.6 percent. As a result, we attributed $75.7 million of the proceeds received to the conversion feature of the Convertible Notes at the Issuance Date, which is netted against the face value of the Convertible Notes as a debt discount. This amount represents the excess proceeds received over the fair value of the Convertible Notes at the Issuance Date and is included in additional paid-in capital in our Condensed Consolidated Balance Sheets for the periods presented. The discount is being accreted back to the principal amount of the Convertible Notes through the recognition of noncash interest expense over the expected life of the Convertible Notes. In addition, we recorded $48.3 million within additional paid-in capital in our Condensed Consolidated Balance Sheets representing the equity component of the Convertible Notes, which is net of tax. The implementation of this new guidance has resulted in a decrease to net income and earnings per share for all periods presented; however, there is no effect on our cash interest payments.

The following illustrates the impact of adopting this new accounting guidance in our Condensed Consolidated Statements of Operations for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
	Excluding the Adoption of New Guidance	Additional Noncash Interest Expense	As Adjusted	As Previously Reported	Additional Noncash Interest Expense	As Adjusted
Operating (loss) income	$(1,499)	$—	$(1,499)	$32,457	$—	$32,457
Interest expense, net	5,857	3,700	9,557	(95)	3,497	3,402
Miscellaneous, net	1,319	—	1,319	989	—	989

(Loss) income before income taxes	(8,675)	(3,700)	(12,375)	31,563	(3,497)	28,066

Income tax (benefit) expense, net	(3,267)	(1,310)	(4,577)	8,351	(1,240)	7,111

Net (loss) income	(5,408)	(2,390)	(7,798)	23,212	(2,257)	20,955
Less: Net income (loss) attributable to noncontrolling interest	1,675	—	1,675	(34)	—	(34)

Net (loss) income attributable to Harman International Industries, Incorporated	$(7,083)	$(2,390)	$(9,473)	$23,246	$(2,257)	$20,989

(Loss) earnings per share:
Basic	$(0.10)	$(0.04)	$(0.14)	$0.40	$(0.04)	$0.36
Diluted	$(0.10)	$(0.04)	$(0.14)	$0.40	$(0.04)	$0.36

The following illustrates the impact of adopting this new accounting guidance in our Condensed Consolidated Balance Sheets as of September 30, 2009 and June 30, 2009:

	September 30, 2009			June 30, 2009
	Excluding the Adoption of New Guidance	Effect of New Guidance	As Adjusted	As Previously Reported	Effect of New Guidance	As Adjusted
Noncurrent assets:
Deferred tax assets, long-term(1)	$299,540	$(16,946)	$282,594	$292,568	$(18,256)	$274,312
Other assets (2)	104,174	(555)	103,619	$88,781	$(600)	$88,181
Noncurrent liabilities:
Convertible senior notes (3)	400,000	(48,419)	351,581	400,000	(52,163)	347,837
Shareholders’ equity:
Additional paid-in capital (4)	826,857	48,323	875,180	821,286	48,323	869,609
Retained earnings (5)	1,134,877	(17,405)	1,117,472	1,141,962	(15,016)	1,126,946

(1)	Effect of new guidance reflects a deferred tax liability established in connection with the debt discount.
(2)	Effect of new guidance reflects a reduction in debt issuance costs allocated to the equity component.
(3)	Effect of new guidance reflects the unamortized debt discount.
(4)	Effect of new guidance reflects the recognition of the equity component, net of tax.
(5)	Effect of new guidance reflects the amortization of the debt discount, net of tax and the reduction in the amortization of debt issuance costs which were allocated to the equity component.

The principal amounts, unamortized discount and net carrying amounts of the liability components and the equity components for the Convertible Notes as of September 30, 2009 and June 30, 2009 are as follows:

	Principal Balance	Unamortized Discount	Net Carrying Amount	Equity Component
September 30, 2009	$400,000	$(48,419)	$351,581	$48,323
June 30, 2009	400,000	(52,163)	347,837	48,323

At September 30, 2009, the unamortized discount is recognized as a reduction in the carrying value of the Convertible Notes in the Condensed Consolidated Balance Sheets and is being amortized over the expected remaining term of the Convertible Notes of 36 months.

Interest expense related to the Convertible Notes for the three months ended September 30, 2009 and 2008 includes $1.3 million for both periods of contractual cash interest expense and an additional $3.7 million and $3.5 million of noncash interest expense, respectively, related to the amortization of the discount.

We reclassified approximately $0.9 million of unamortized financing costs to shareholders’ equity as these costs were attributable to the issuance of the conversion feature associated with the Convertible Notes.

Business Combinations: On July 1, 2009 we adopted the updated provisions for Business Combinations, issued by the FASB within ASC 805, “Business Combinations.” The new guidance requires the acquired entity to recognize the full fair value of assets acquired, liabilities assumed and any noncontrolling interests in the transaction (whether a full or partial acquisition) at the acquisition date fair value with limited exceptions. This will change the accounting treatment for certain specific items and include a substantial number of new disclosure requirements. These changes include: (a) the “acquirer” recording all assets and liabilities of the acquired business, including goodwill, generally at their fair values, (b) recording contingent consideration arrangements at fair value on the date of acquisition, with changes in fair value recognized in earnings until settled, and (c) expensing acquisition-related transaction and restructuring costs rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired. The new guidance applies prospectively to business combinations which occur after July 1, 2009. The impact of these new provisions on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate in the future.

Noncontrolling Interests: On July 1, 2009, we adopted the updated provisions issued by the FASB within ASC 810-10-65, “Consolidation,” relating to the presentation requirements for noncontrolling interests (formerly minority interests). The new guidance requires reporting entities to present noncontrolling (minority) interests as a component of equity (as opposed to as a liability) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. In addition, the new provisions also require companies to report a consolidated net income (loss) measure that includes the amount attributable to such noncontrolling interests. The adoption of the new provisions applies to noncontrolling interests prospectively from that date. However, the presentation and disclosure requirements were applied retrospectively for all periods presented. As a result of this adoption, we reclassified noncontrolling interests in the amount of $0.8 million from liabilities to equity in the June 30, 2009 Condensed Consolidated Balance Sheet and we included less than $0.1 million of income from our noncontrolling interest within the caption Net (loss) income attributable to Harman International Industries, Incorporated in our Condensed Consolidated Statement of Operations for the three months ended September 30, 2008.

Earnings Per Share: On July 1, 2009, we adopted the updated provisions issued by the FASB within ASC 260-10-45-61A for earnings per share. The new guidance provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the new provisions. The adoption of the new provisions did not have a material impact on our financial position or results of operations.

Fair Value: On July 1, 2009, we adopted the updated provisions for determining fair value when the volume and level of activity for the asset or liability have significantly decreased and for identifying transactions that are not orderly, issued by the FASB within ASC 820-10-35-51. The new provisions provide additional guidance for estimating fair value, when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability. The new approach is designed to address whether a market is inactive, and if so whether a market should be considered distressed. The objective of the new guidance is to remain consistent with the principles of fair value accounting, yet provide additional guidance on how fair value measurements might be determined in an inactive market. The new guidance also requires additional disclosures relating to an entity’s valuation techniques and its major categories of investments in debt and equity securities. The adoption of the new provisions did not have any impact on our financial position or results of operations.

On July 1, 2009, we adopted the updated provisions relating to interim disclosures about fair value of financial instruments, issued by the FASB within ASC 825-10-65. The new provisions require disclosures about fair value of financial instruments for interim reporting periods of publicly-held companies, as well as in annual financial statements. The adoption of the new provisions did not have any impact on our financial position or results of operations.

Impairment of Debt Securities: On July 1, 2009, we adopted the updated provisions relating to the recognition and presentation of other-than-temporary impairments, within ASC 820-10-35-51. The new guidance amends the other-than-temporary impairment guidance for certain debt securities and requires an investor to assess the likelihood of selling the security, prior to recovering its cost basis. If an investor is able to meet the criteria to assert that it will not have to sell a security before recovery, impairment charges related to credit losses would be recognized in earnings, while impairment charges related to non-credit losses would be reflected in other comprehensive income. It also amends the disclosure requirements by requiring entities to disclose information that will help users understand the types of investments held, including information about investments in an unrealized loss position for which an impairment charge has not been recognized. The adoption of the new provisions did not have any impact on our financial position or results of operations.

Intangible Assets: On July 1, 2009, we adopted the updated provisions relating to the determination of the useful life of intangible assets, issued in ASC 350-30-65. The new guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The adoption of the new provisions did not have a material impact on our financial position or results of operations.

Recently Issued Accounting Standards

Variable Interest Entities: In June 2009, the FASB amended certain provisions relating to the consolidation of variable interest entities, issued in ASC 810, “Consolidation.” The amendments primarily include (i) amending the guidance for determining whether an entity is a variable interest entity (“VIE”) and (ii) amending the criteria for identification of the primary beneficiary of a VIE. The new provisions also require a company to continually reassess whether the company is the primary beneficiary of a VIE and requires enhanced disclosures in the financial statements about the company’s relationship with VIEs. The amended provisions are effective for us on July 1, 2010. We do not expect the adoption of the new guidance to have a material impact on our financial position or results of operations.

Transfers of Financial Assets: In June 2009, the FASB amended certain provisions relating to the accounting for transfers of financial assets. The new guidance also requires additional disclosures to address concerns regarding the transparency of transfers of financial assets. The amended provisions are effective for us on July 1, 2010. We do not expect the adoption of this new guidance to have a material impact on our financial position or results of operations.

Multiple Element Revenue Arrangements: In September 2009, the FASB amended certain provisions relating to the accounting for multiple element revenue arrangements issued in ASC 605-25 and ASC 985-707. The new guidance requires a vendor to allocate revenue to each standalone deliverable in arrangements involving multiple deliverables based on the relative selling price of each deliverable. It also changes the level of evidence of standalone selling price required to separate deliverables by allowing a vendor to make its best estimate of the standalone selling price of deliverables when more objective evidence of selling price is not available. The new guidance also excludes sales of tangible products that contain essential software elements from the scope of revenue recognition for software arrangements. Because of these changes, revenue will be recognized earlier for many revenue transactions involving multiple deliverables and sales of software enabled devices. We will be required to provide additional disclosures relating to qualitative and quantitative information about a vendor’s revenue arrangements and about the significant judgments made about the application of the new guidance and any changes in those judgments or the application that may significantly affect the timing or amount of revenue recognition. The new guidance can be adopted on a prospective basis or in certain circumstances on a retrospective basis. Early adoption is permitted. If prospective application is elected, it is to be applied to arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. The amended provisions are effective for us on July 1, 2010. We do not expect the adoption of this new guidance to have a material impact on our financial position or results of operations.

Note 3 – Inventories, net

Inventories consist of the following:

	September 30, 2009	June 30, 2009
Finished goods	$158,126	$147,002
Work in process	55,647	51,215
Raw materials	150,846	135,487

Inventories, net	$364,619	$333,704

Inventories are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method. The valuation of inventory requires us to make judgments and estimates regarding obsolete, damaged or excess inventory as well as current and future demand for our products. The estimates of future demand and product pricing that we use in the valuation of inventory are the basis for our inventory reserves and have an effect on our results of operations. We calculate inventory reserves using a combination of lower of cost or market analysis, analysis of historical usage data, forecast demand data and historical disposal rates. Specific product valuation analysis is applied, if practicable, to those items of inventory representing a higher portion of the value of inventory on-hand. At September 30, 2009 and June 30, 2009 our inventory reserves were $96.4 million and $91.5 million, respectively.

Note 4 – Property, Plant and Equipment, net

Property, plant and equipment consist of the following:

	Estimated Useful Lives (in Years)	September 30, 2009	June 30, 2009
Land		$13,913	$13,506
Buildings and improvements	1-50	311,840	291,831
Machinery and equipment	3-20	958,543	948,123
Furniture and fixtures	3-10	34,538	40,069

Property, plant and equipment, gross		1,318,834	1,293,529
Less accumulated depreciation and amortization		(817,550)	(774,933)

Property, plant and equipment, net		$501,284	$518,596

Note 5 – Accrued Warranties

We warrant our products to be free from defects in materials and workmanship for periods ranging from six months to six years from the date of purchase, depending on the business segment and product. Our dealers and warranty service providers normally perform warranty service in field locations and regional service centers, using parts and replacement finished goods we supply on an exchange basis. Our dealers and warranty service providers also install updates we provide to correct defects covered by our warranties. Estimated warranty liabilities are based upon past experience with similar types of products, the technological complexity of certain products, replacement cost and other factors. If estimates of warranty provisions are no longer adequate based on our analysis of current activity, incremental provisions are recorded as warranty expense in our Condensed Consolidated Statement of Operations. We take these factors into consideration when assessing the adequacy of our warranty provision for periods still open to claim.

Details of our accrued warranties are as follows:

	Three Months Ended September 30,
	2009	2008
Accrued warranties, June 30	$116,673	$126,977
Warranty provisions	7,827	18,273
Warranty payments (cash or in-kind)	(29,845)	(10,718)
Other(1)	4,847	(12,830)

Accrued warranties, September 30	$99,502	$121,702

(1)	Other primarily represents foreign currency translation.

Note 6 – (Loss) Earnings Per Share

The following table presents the calculation of basic and diluted (loss) earnings per share of common stock outstanding:

	Three Months Ended September 30,
	2009		2008
	Basic	Diluted	Basic	Diluted
Net (loss) income	$(9,473)	$(9,473)	$20,989	$20,989

Weighted average shares outstanding	69,254	69,254	58,658	58,658
Employee stock options	—	—	—	170

Total weighted average shares outstanding	69,254	69,254	58,658	58,828

(Loss) earnings per share	$(0.14)	$(0.14)	$0.36	$0.36

On July 1, 2009, we adopted new accounting guidance issued by the FASB. The new guidance provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the new provisions. The adoption of the new provisions did not have a material impact on our financial position or results of operations.

Certain options were outstanding and not included in the computation of diluted earnings per share because the assumed exercise of these options would have been antidilutive. Options to purchase 2,809,984 and 2,612,620 shares of our common stock with exercise prices ranging from $26.64 to $126.94 and $32.14 to $126.94 per share at September 30, 2009 and 2008, respectively, were outstanding and excluded from the computation of diluted earnings per share because they would have been antidilutive. In addition, restricted shares and restricted share units of 828,264 and 160,503 at September 30, 2009 and 2008, respectively, were excluded from the computation of diluted earnings per share as they also would have been antidilutive.

The conversion terms of the Convertible Notes will affect the calculation of diluted earnings per share if the price of our common stock exceeds the conversion price of the Convertible Notes. The initial conversion price of the Convertible Notes is approximately $104 per share, subject to adjustment in specified circumstances as described in the Indenture related to the Convertible Notes. Upon conversion, a holder of Convertible Notes will receive an amount per Convertible Note in cash equal to the lesser of $1,000 or the conversion value of the Convertible Notes, determined in the manner set forth in the Indenture. If the conversion value exceeds $1,000, we will deliver $1,000 in cash and at our option, cash or common stock or a combination of cash and common stock for the conversion price in excess of $1,000. The conversion option is indexed to our common stock and therefore is classified as equity. The conversion option will not result in an adjustment to net income in calculating diluted earnings per share. The dilutive effect of the conversion option will be calculated using the treasury stock method. Therefore, conversion settlement shares will be included in diluted shares outstanding if the price of our common stock exceeds the conversion price of the Convertible Notes.

Note 7 – Goodwill

During the three months ended September 30, 2009, we recognized $3.0 million of goodwill associated with the prior year acquisition of Innovative Systems GmbH. This contingent purchase price consideration was recorded in our Automotive segment. The annual goodwill impairment test conducted in April 2009 indicated that no goodwill was supportable at present in our Automotive segment and, as a result, we recorded a goodwill impairment charge of $3.0 million in the three months ended September 30, 2009, which is recorded within Selling General & Administrative expenses (“SG&A”) in our Condensed Consolidated Statement of Operations.

The contingent purchase price consideration associated with the acquisition of Innovative Systems GmbH continues through August 2025, unless the buyout option is exercised by either the buyer or the seller in September 2010. There is also approximately $10 million of contingent purchase price consideration associated with the acquisition of QNX Software Systems Co. which is payable in November 2009 when the contingency lapses. This amount has been placed in escrow and therefore is included in current assets in our Condensed Consolidated Balance Sheets and, as a result, will have no effect on our cash balance when the payment is made. We will continue to evaluate the incremental contingent purchase price consideration to determine whether or not they are impaired.

Note 8 – Debt

Amended Credit Agreement

We are party to a second amended and restated multi-currency revolving credit facility with a group of banks (the “Amended Credit Agreement”) which is more fully described in our Form 10-K. We repaid $6.7 million of borrowings under the Amended Credit Agreement during the three months ended September 30, 2009. At September 30, 2009, we had no available borrowing capacity under the Amended Credit Agreement and outstanding borrowings of $231.6 million, consisting of $224.7 million under the revolving credit facility and outstanding letters of credit of $6.9 million. Our total borrowings did not exceed our borrowing capacity. The Amended Credit Agreement contains a provision that allows our total outstanding borrowings to exceed the borrowing capacity by 5 percent, which is equal to $243.6 million. At September 30, 2009, we had not exceeded this amount.

In accordance with the Amended Credit Agreement, we are required to maintain funds on deposit in a separate bank account in an aggregate amount equal to the outstanding letters of credit which are undrawn and unexpired. At September 30, 2009, we had $8.0 million on deposit in a separate bank account to satisfy this requirement.

The Amended Credit Agreement contains financial and other covenants that are more fully described in our Form 10-K. If we do not meet the forecast in our budgets, we could violate our debt covenants and, absent a waiver from our lenders or an amendment to our Amended Credit Agreement, we could be in default under the Amended Credit Agreement and, as a result, our debt under the Amended Credit Agreement could become due which would have a material adverse effect on our financial condition and results of operations, and could also lead to an event of default under the Indenture and the acceleration of the Convertible Notes. As of September 30, 2009, we were in compliance with all the financial covenants of the Amended Credit Agreement. We believe we will be in compliance with these covenants for at least the next 12 months.

Guarantee and Collateral Agreement

In connection with the Amended Credit Agreement, we and certain of our subsidiaries entered into a guarantee and collateral agreement, (the “Guarantee and Collateral Agreement”) which provides, among other things, that the obligations under the Amended Credit Agreement are guaranteed by us and each of the subsidiary guarantors party thereto, and that the obligations generally are secured by liens on substantially all of our assets and certain of our subsidiary guarantors’ assets.

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

Convertible Senior Notes

On July 1, 2009, we adopted new accounting guidance relating to the Convertible Notes which is more fully described in Note 2 – New Accounting Standards and in our Form 10-K.

The Indenture to the Convertible Notes contains covenants, one of which requires us to calculate the ratio of Consolidated Total Debt to Consolidated EBITDA, as defined in the Indenture, for the most recently ended four quarter period, each time we incur additional indebtedness. In April 2009, we exceeded the minimum ratio for this covenant and, as a result, we will not be able to incur additional indebtedness without obtaining a waiver from the holders of a majority in principal amount of the Convertible Notes. We do not intend to incur additional indebtedness unless we obtain a waiver or are able to satisfy this covenant. If we were to incur additional indebtedness at a time when we failed to meet the minimum ratio of Consolidated Total Debt to Consolidated EBITDA (unless we received a waiver), we would be in violation of our covenant under the Indenture. If the violation is not remedied within 60 days, the Convertible Notes could become due, which would have a material adverse effect on our financial condition and our results of operations, and would also lead to an event of default under the Amended Credit Agreement and the acceleration of the loans thereunder. We believe that we will be in compliance with these covenants for at least the next 12 months. The covenant prohibiting the incurrence of additional debt expires on October 23, 2010.

Note 9 – Income Taxes

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income. Income tax benefit for the three months ended September 30, 2009 was $4.6 million, compared to income tax expense of $7.1 million for the same period in the prior year. The effective rate for the three months ended September 30, 2009 was a benefit of 37.0 percent, compared to an expense of 25.3 percent in the same period in the prior year. The income tax benefit of 37.0 percent includes the benefits of the US research and development credit and foreign tax benefits reduced by the tax effects of significant unusual or infrequent items that are recorded separately or recorded net of their related tax effects.

As of September 30, 2009, unrecognized tax benefits and the related interest were $14.0 million and $2.5 million, respectively, all of which would affect the tax rate if recognized. This amount of $16.5 million is included with noncurrent liabilities in our Condensed Consolidated Balance Sheet at September 30, 2009 as we do not expect settlement within the next 12 months. During the three months ended September 30, 2009, we recorded an expense related to uncertain tax positions of $0.5 million.

Note 10 – Shareholders’ Equity

Preferred Stock

As of September 30, 2009 and June 30, 2009, we had no shares of preferred stock outstanding. We are authorized to issue 5 million shares of preferred stock, $0.01 par value.

Common Stock

We have 200 million authorized shares of common stock, $0.01 par value. At September 30 and June 30, 2009, we had 94,960,695 and 94,929,595 shares issued; 25,599,817 and 25,599,817 shares in treasury stock and 69,360,878 and 69,329,778 shares outstanding (net of treasury stock), respectively.

Changes in Equity:

The following is a summary of the changes in equity:

	Three Months Ended, September 30,
	2009			2008
	Harman Shareholders’ Equity	Noncontrolling Interests	Total Equity	Harman Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity, Beginning of Period	$1,007,132	$786	$1,007,918	$1,382,108	$34	$1,382,142

Net (loss) income	(9,473)	1,675	(7,798)	20,989	(34)	20,955
Foreign currency translation	24,048	—	24,048	(98,774)	—	(98,774)
Unrealized (loss) gain on hedging	(2,848)	—	(2,848)	4,681	—	4,681
Changes in pension benefits	67	—	67	(306)	—	(306)
Unrealized loss on available-for-sale securities	70	—	70	(1,088)	—	(1,088)

Comprehensive (loss) income	11,864	1,675	13,539	(74,532)	—	(74,532)
Stock option and incentive plans, net	5,571	—	5,571	(3,718)	—	(3,718)
Dividends ($0.05 per share)	—	—	—	(732)	—	(732)
Other	—	—	—	34	—	34

Equity, End of Period	$1,024,567	$2,461	$1,027,028	$1,303,160	$—	$1,303,160

Accumulated Other Comprehensive Income

At September 30, 2009 and June 30, 2009 Accumulated Other Comprehensive Income consists of the following:

	September 30, 2009	June 30, 2009
Accumulated other comprehensive income:
Foreign currency translation	$108,603	$84,555
Unrealized (loss) gain on hedging	(11,889)	(9,041)
Change in pension benefits	(13,754)	(13,821)
Unrealized loss on available-for-sale securities	(4,425)	(4,495)

Total accumulated other comprehensive income	$78,535	$57,198

We have approximately $1.4 million of investments included in other current assets that have been classified as available-for-sale securities. These securities are recorded at fair value with realized gains or losses recorded in income and unrealized gains and losses recorded in other comprehensive (loss) income, net of taxes.

Note 11 – Share-Based Compensation

Share-Based Compensation

On September 30, 2009, we had one share-based compensation plan with shares available for future grants, the Amended and Restated 2002 Stock Option and Incentive Plan (the “2002 Plan”). The 2002 Plan permits the grant of stock options, stock appreciation rights, restricted stock and restricted stock units in an aggregate amount not to exceed 6,760,000 shares of our common stock. During the three months ended September 30, 2009 options to purchase 589,586 shares of our common stock and 727,509 restricted stock units were granted under the 2002 Plan. No shares of restricted stock or restricted stock units were granted outside the 2002 Plan during the same period.

Share-based compensation expense (benefit) was $5.2 million and $(3.4) million for the three months ended September 30, 2009 and 2008, respectively. The share-based compensation benefit recorded for the three months ended September 30, 2008 resulted from significant stock option forfeitures recorded in connection with the retirement of senior executives. The total income tax benefit (expense) recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $1.3 million and $(1.7) million for the three months ended September 30, 2009 and 2008, respectively.

Fair Value Determination

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions noted in the following table.

	Three Months Ended September 30,
	2009	2008
Expected volatility	59.9% - 79.0%	42.0% - 54.0%
Weighted-average volatility	68.6%	49.0%
Expected annual dividend	—	$0.05
Expected term (in years)	1.98 - 3.98	1.96 - 6.51
Risk-free rate	0.9% - 1.9%	1.7% - 3.6%

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

Stock Option Activity

A summary of option activity under our stock option plans as of September 30, 2009 and changes during the three months ended September 30, 2009 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2009	2,629,382	$61.02	7.51	$679
Granted	589,586	28.51
Exercised	(31,100)	13.10
Forfeited or expired	(7,500)	77.70

Outstanding at September 30, 2009	3,180,368	55.42	7.82	$8,276

Exercisable at September 30, 2009	1,103,655	$64.88	6.17	$2,791

The weighted-average grant-date fair value of options granted during the three months ended September 30, 2009 and 2008 was $12.79 and $11.67, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2009 and 2008 was $0.5 million and zero, respectively.

Grant of Stock Options with Market Conditions

We granted 330,470 stock options containing a market condition to employees on March 21, 2008. The options vest three years from the date of grant based on a comparison of Harman’s total shareholder return (“TSR”) to the TSR of a selected peer group of publicly listed multinational companies. TSR will be measured as the annualized increase in the aggregate value of a company’s stock price plus the value of dividends, assumed to be reinvested into shares of the company’s stock at the time of dividend payment. The base price to be used for the TSR calculation of $42.19 is the 20-day trading average from February 6, 2008 through March 6, 2008. The ending price to be used for the TSR calculation will be the 20-day trading average prior to and through March 6, 2011. The grant date fair value of $4.2 million was calculated using a combination of Monte Carlo simulation and lattice-based models. Share-based compensation expense for these awards was $0.4 million for the three months ended September 30, 2009.

Restricted Stock Awards

A summary of the status of our nonvested restricted stock as of September 30, 2009 and changes during the three months ended September 30, 2009, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at June 30, 2009	86,992	$81.11
Granted	—	—
Vested	(3,000)	116.65
Forfeited	—	—

Nonvested at September 30, 2009	83,992	$79.84

As of September 30, 2009, there was $2.0 million of total unrecognized compensation cost related to nonvested restricted stock-based compensation arrangements. The weighted average recognition period was 1.28 years. At September 30, 2009, a total of 83,992 shares of restricted stock were outstanding of which 51,000 were granted under the 2002 Plan and 32,992 were granted outside of the Plan.

Restricted Stock Units

In January and September 2008, we granted 34,608 and 28,344 cash-settled restricted stock units, respectively, outside the 2002 Plan. These restricted stock units are accounted for as liability awards and are recorded at the fair value at the end of the reporting period in accordance with their vesting schedules. During the three months ended September 30, 2009 and 2008, 1,608 of these restricted stock units were settled at a cost of approximately $0.1 million in each period. At September 30, 2009, 30,468 cash-settled restricted stock units were outstanding.

We granted 380,400 and 133,507 restricted stock units with performance conditions in the three months ended September 30, 2009 and 2008, respectively, under the 2002 Plan. The restricted stock units cliff vest three years from the date of grant based on attainment of certain performance targets in fiscal 2012 and 2011, respectively. Compensation expense is recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the performance targets will be met. We have recognized compensation expense based on our estimate of the probability of achieving the targets.

In the three months ended September 30, 2009, we also granted 347,109 restricted stock units under the 2002 Plan that vest three years from the date of grant.

A summary of equity classified restricted stock unit activity as of September 30, 2009 and changes during the three months ended September 30, 2009 is presented below:

Shares
Nonvested at June 30, 2009	507,364
Granted	727,509
Vested	—
Forfeited	(900)

Nonvested at September 30, 2009	1,233,973

At September 30, 2009, the aggregate intrinsic value of equity classified restricted stock units was $41.8 million. As of September 30, 2009, there was $29.4 million of total unrecognized compensation cost related to restricted stock unit compensation arrangements. The weighted average recognition period was 2.56 years.

Chief Executive Officer Special Enterprise Value Bonus

Our Chief Executive Officer (“CEO”) was granted a special bonus award in November 2007 (the “Special Bonus Award”). The award was to be settled in cash based on a comparison of Harman’s enterprise value at November 2012 to the enterprise value at the grant date in November 2007. This award is classified as a liability in our Condensed Consolidated Balance Sheet at June 30, 2009. The fair value of the Special Bonus Award is required to be measured each quarter using a Monte Carlo simulation.

On September 1, 2009, pursuant to the terms of an amendment to the CEO’s employment letter agreement, the Special Bonus Award was cancelled and replaced with the right to an annual equity award for fiscal years 2011 through 2013 (the “Annual Equity Grant”). On September 1, 2009, both time-based and performance based restricted stock units were granted to the CEO pursuant to the terms of the Annual Equity Grant. The replacement of the Special Bonus Award with the awards granted pursuant to the Annual Equity Grant was accounted for as a modification of an existing award. As a result of this modification, approximately $0.5 million was reclassified from a liability to additional paid-in capital in our Condensed Consolidated Balance Sheet at September 30, 2009 and $0.5 million was recognized as compensation expense within SG&A in our Condensed Consolidated Statement of Operations for the three months ended September 30, 2009.

Note 12 – Derivatives

We are exposed to market risk from changes in foreign currency exchange rates and interest rates, which could affect our operating results, financial condition and cash flows. We manage our exposure to these risks through our regular operating and financial activities and when appropriate, through the use of derivative financial instruments. These derivative instruments are utilized to hedge economic exposures, as well as to reduce earnings and cash flow volatility resulting from shifts in market rates. We enter into limited types of derivative contracts, including foreign currency spot and forward contracts and an interest rate swap, to manage foreign currency and interest rate exposures. Our primary foreign currency exposure is the Euro. The fair market values of all our derivative contracts change with fluctuations in interest rates and/or currency rates and are designed so that any changes in their values are offset by changes in the values of the underlying exposures. Derivative financial instruments are held solely as risk management tools and not for trading or speculative purposes.

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

Derivatives, by their nature, involve varying degrees of market and credit risk. The market risk associated with these instruments resulting from currency exchange and interest rate movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. We do not believe there is significant risk of loss in the event of non-performance by the counterparties associated with these instruments, because these transactions are executed with a diversified group of major financial institutions. Furthermore, our policy is to deal with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

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

At September 30, 2009, we had outstanding foreign currency forward exchange contracts which are summarized below:

	Gross Notional Value	Fair Value Asset/ (Liability) (1)
Currency Hedged (Buy/Sell):
US Dollar/Euro	$126,787	$(14,574)
Canadian Dollar/US Dollar	18,046	1,016
Swiss Franc/US Dollar	14,475	585
Swiss Franc/Euro	7,720	(33)
Japanese Yen/Euro	6,690	120
Swedish Krona/Euro	6,034	(34)
Euro/British Pound	5,856	10
Other	6,730	(213)

Total	$192,338	$(13,123)

(1)	Represents the net receivable/(payable) included in the Condensed Consolidated Balance Sheet.

Cash Flow Hedges

We designate a portion of our foreign currency derivative contracts as cash flow hedges of foreign currency denominated purchases. These contracts are recorded at fair value in the accompanying Condensed Consolidated Balance Sheets. The changes in fair value for these contracts on a spot to spot basis are reported in accumulated other comprehensive income and are reclassified to either cost of sales or SG&A expenses, in our Condensed Consolidated Statements of Operations, in the period or periods during which the underlying transaction occurs. If it becomes apparent that an underlying forecasted transaction will not occur, the amount recorded in accumulated other comprehensive income related to the hedge is reclassified to other expenses, in our Condensed Consolidated Statements of Operations, in the then-current period. Amounts relating to such reclassifications were immaterial for the three months ended in September 30, 2009 and 2008.

Changes in the fair value of the derivatives are highly effective in offsetting changes in the cash flows of the hedged items because the amounts and the maturities of the derivatives approximate those of the forecasted exposures. Any ineffective portion of the derivative is recognized in the current period in our Condensed Consolidated Statements of Operations, in the same line item in which the foreign currency gain or loss on the underlying hedged transaction was recorded. We recognized no ineffectiveness for the three months ended September 30, 2009 and 2008 and all components of each derivative’s gain or loss, with the exception of forward points (see below), were included in the assessment of hedge ineffectiveness. At September 30, 2009, the net liability fair value of these contracts was $15.0 million. The amount associated with these hedges that is expected to be reclassified from accumulated other comprehensive income to earnings within the next 12 months is a loss of $13.1 million.

We elected to exclude forward points from the effectiveness assessment. At the end of the period we calculate the excluded amount, which is the fair value relating to the change in forward points that is recorded to current earnings as miscellaneous, net. For the three months ended September 30, 2009, we recognized $0.4 million in net gains related to the change in forward points.

Economic Hedges

When hedge accounting is not applied to derivative contracts, we recognize the gain or loss on the associated contracts directly in current period earnings in cost of sales, in our Condensed Consolidated Statements of

Operations, as unrealized exchange gains/(losses). As of September 30, 2009, we had $47.5 million of forward contracts maturing through June 2010 in various currencies to hedge foreign currency denominated inter-company loans and other foreign currency denominated assets. At September 30, 2009, the fair value of these contracts was an asset of $0.4 million. Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans and other foreign denominated assets in other non-operating income.

Interest Rate Risk Management

We have one interest rate swap contract with a notional amount of $26.9 million to manage our interest rate exposure and effectively convert interest on an operating lease from a variable rate to a fixed rate. The objective of the swap is to offset changes in rent expenses caused by interest rate fluctuations. The interest rate swap contract is designated as a cash flow hedge. At the end of each reporting period, the discounted fair value of the swap contract is calculated and recorded in accumulated other comprehensive income. The accrued but unpaid net interest on the swap contract is recorded in rent expense, within SG&A expenses in our Condensed Consolidated Statements of Operations. If the hedge is determined to be ineffective, the ineffective portion will be reclassified from other comprehensive loss and recorded as rent expense, within SG&A expenses. No amount of ineffectiveness was recognized in the three months ended September 30, 2009 and 2008, and all components of the derivative loss were included in the assessment of the hedged effectiveness. The amount associated with the swap contract that is expected to be recorded as rent expense in the next 12 months is a gain of $0.9 million.

The following tables provide a summary of the fair value amounts of our derivative instruments at September 30, 2009:

Fair Values of Derivative Instruments as of September 30, 2009:

Derivatives Designated as Hedging Instruments, Gross:	Balance Sheet Location	September 30, 2009
Other assets:
Foreign exchange contracts—forwards	Other assets	$1,016
Other liabilities:
Foreign exchange contracts—forwards	Other liabilities	12,572
Interest rate swap	Accrued liabilities	1,018
Interest rate swap	Other non-current liabilities	873

Total Liabilities		14,463

Economic Hedges, Gross:
Other assets:
Foreign exchange contracts—forwards / swaps	Other assets	815
Other liabilities:
Foreign exchange contracts—forwards / swaps	Other liabilities	2,382

Total net derivative liability		$15,014

Derivatives in Cash Flow Hedging Relationships:

The following tables show derivative activity for derivatives designated as cash flow hedges for the three months ended September 30, 2009:

Derivatives Designated as Hedging Instruments For the Three Months Ended September 30, 2009:

Derivative	Gain/(Loss) Recognized in OCI (Effective Portion)	Location of Derivative Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion)	Loss Recognized in Income on Derivatives (Ineffective Portion)	Location of Amount Excluded from Effectiveness Testing	Gain/(Loss) from Amounts Excluded from Effectiveness Testing

Foreign exchange contract—forwards	$(4,471)	Cost of sales	$(2,386)		$—	Other expense, net	$(2)
Foreign exchange contract—forwards	—	SG&A	933		—	SG&A	(30)

Interest rate swap	(347)	Rent expense	(188)	Rent expense	(39)		—

Total cash flow hedges	$(4,818)		$(1,641)		$(39)		$(32)

No amount of ineffectiveness was recognized in the Condensed Consolidated Statements of Operations for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness with the exception of forward points.

Economic Hedges

The following summarizes gains and losses from our derivative instruments that are not designated as hedging instruments for the three months ended September 30, 2009:

Derivative	Location of Derivative Gain/(Loss)	Three Months Ended September 30, 2009
Foreign exchange contracts—forwards	Cost of sales	$1,047

Note 13 – Fair Value Measurements

Under fair value accounting guidance, there is a three-tier fair value hierarchy to prioritize the inputs used in measuring fair value. The hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels are defined as follows:

Level 1:	Observable inputs, such as unadjusted quoted market prices in active markets for the identical asset or liability.

Level 2:	Inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3:	Unobservable inputs that reflect the entity’s own assumptions in measuring the asset or liability at fair value.

The following table provides the fair value hierarchy for financial assets and liabilities measured on a recurring basis:

	Fair Value at September 30, 2009
Description	Level 1	Level 2	Level 3
Assets:
Money market funds	$18,007	—	—
Available-for-sale securities	1,424	—	—
Foreign currency forward contracts	—	(13,123)	—
Interest rate swap	—	(1,891)	—

Total	$19,431	(15,014)	—

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

We have elected to use the income approach to value our interest rate swap contract, which uses observable Level 2 inputs at the measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted). Level 2 inputs for the swap contract valuation are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates) at commonly quoted intervals, and credit risk. These key inputs, including the LIBOR cash rates for very short-term, futures rates for up to two years, and LIBOR swap rates beyond the derivative maturity are used to construct the swap yield curve and discount the future cash flows to present value at the measurement date. As the interest rate swap contract is a derivative asset, a credit default swap basis available at commonly quoted intervals has been collected from Bloomberg and applied to all cash flows. If the interest rate swap contract was determined to be a derivative liability, we would be required to reflect potential credit risk to lenders using a borrowing rate specific to our company. See Note 12, Derivatives, for further discussion regarding our derivative financial instruments.

Accounting guidance allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. We did not elect fair value measurement for any financial assets and liabilities.

Fair value provisions for nonfinancial assets and liabilities was adopted by us in the first quarter of fiscal 2010. There was no impact on our results of operations from this adoption.

Note 14 – Restructuring Program

We announced a restructuring program in June 2006 designed to increase efficiency in our manufacturing, engineering and administrative organizations. The implementation of this program has continued through fiscal year 2010, as we expanded our restructuring actions to improve global footprint, cost structure, technology portfolio, human resources, and internal processes.

In fiscal year 2009, programs initiated included the closure of the Woodbury, New York facility and numerous headcount reductions across our business units to reduce excess capacity due to decreased sales. The most significant of these programs were in Germany, Austria, the United Kingdom and various locations in the United States. In fiscal year 2010, we announced the relocation of certain manufacturing activities from the United Kingdom to Hungary.

For the three months ended September 30, 2009, we recorded $3.5 million for our restructuring program, primarily within SG&A, of which $3.2 million related to employee termination benefits. Cash paid for these initiatives was $20.8 million. In addition, we have recorded $0.5 million of accelerated depreciation primarily in cost of sales.

For the three months ended September 30, 2008, we recorded $4.9 million for our restructuring program, primarily within SG&A, of which $2.2 million related to employee termination benefits. Cash paid for these initiatives was $7.0 million. In addition, we recorded $5.6 million, primarily in cost of sales, relating to accelerated depreciation and the classification of the Martinsville property from held and used to held for sale.

Below is a rollforward of our restructuring accrual for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009	2008

Beginning accrued liability	$77,454	$35,601
Expense	3,468	4,869
Utilization(1)	(18,826)	(7,847)

Ending accrued liability	$62,096	$32,623

(1)	Includes cash payments and the effects of foreign currency translation.

Restructuring expenses by reporting segment are as follows:

	Three Months Ended September 30,
	2009	2008

Automotive	$3,260	$3,618
Consumer	(17)	415
Professional	39	19
Other	186	817

Total expense	3,468	4,869
Accelerated depreciation	481	5,611

Total	$3,949	$10,480

Note 15 – Retirement Benefits

Plan Descriptions

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

Our retirement benefits are more fully disclosed in Note 14, Retirement Benefits, to our consolidated financial statements included in Item 8 of our Form 10-K.

The following table presents the components of net periodic benefit costs:

	Three Months Ended
	September 30,
	2009	2008
Service cost	$578	$606
Interest cost	1,951	2,190
Amortization of prior service cost	312	518
Amortization of net loss	215	68

Net periodic benefit cost	$3,056	$3,382

During the three months ended September 30, 2009, we made contributions of $1.8 million to the defined benefit pension plans which were paid to participants. We expect to make approximately $5.9 million in contributions for the remainder of the fiscal year ending June 30, 2010.

Note 16 – Business Segment Data

We design, manufacture and market high-quality, high fidelity audio products and electronic systems for the automotive, consumer and professional markets. Our chief operating decision maker evaluates performance and allocates resources based on net sales, operating income and working capital in each of the reporting segments.

We report our business on the basis of four segments. Our Automotive, Consumer and Professional segments are based on the end-user markets we serve. Our fourth segment, Other, includes our QNX business and compensation, benefit and occupancy costs for corporate employees.

Automotive

Our Automotive segment designs, manufactures and markets audio, electronic and infotainment systems for vehicle applications to be installed primarily as original equipment by automotive manufacturers. Our Automotive products are marketed worldwide under brand names including JBL®, Infinity®, Mark Levinson®, Harman/Kardon®, Logic 7®, Lexicon® and Becker®. Our premium branded audio, video, navigation and infotainment systems are offered to automobile manufacturers through engineering and supply agreements.

Consumer

Our Consumer segment designs, manufactures and markets a wide-range of mid- to high-end audio and digital storage systems for home, multimedia and mobile applications. Our Consumer products feature some of the world’s most recognized audio brands, including AKG®, Harman/Kardon, Infinity, JBL and Mark Levinson. Our loudspeaker and electronic products are offered through audio specialty and retail chain stores. Our branded products for computer and multimedia applications are focused on retail customers with products designed to enhance sound for computers, Apple’s iPodTM and similar devices.

Professional

Our Professional segment designs, manufactures and markets an extensive range of loudspeakers, power amplifiers, digital signal processors, microphones, headphones and mixing consoles used by audio professionals in concert halls, stadiums, airports, houses of worship and other public spaces. We also provide high-quality products to the sound reinforcement, music instrument support and broadcast and recording segments of the professional audio market. We offer complete systems solutions for professional installations and users around the world. Our Professional products are marketed globally under brand names including JBL Professional, AKG, Crown®, Soundcraft®, Lexicon®, Revel®, Mark Levinson, DigiTech®, dbx®, BSS® and Studer®.

Other (QNX)

Our Other segment includes the operations of our QNX® business, which offers real-time operating system software, middleware, development tools and consulting services. Our Other segment also includes compensation, benefit and occupancy costs for corporate employees.

The following table reports net sales and operating (loss) income by each reporting segment:

	Three Months Ended September 30,
	2009	2008
Net sales:
Automotive	$542,962	$616,924
Consumer	83,806	101,509
Professional	121,491	141,268
Other	9,109	9,489

Total	$757,368	$869,190

Operating (loss) income:
Automotive	$(4,698)	$20,466
Consumer	755	(1,381)
Professional	16,819	21,172
Other	(14,375)	(7,800)

Total	$(1,499)	$32,457

Other operating loss includes activity related to our corporate operations, net of reporting segment allocations.

Note 17 – Significant Customers

Presented below are the percentages of net sales to and net accounts receivables due from customers who represent ten percent or more of our net sales or net accounts receivable for the periods presented:

	Net Sales		Net Accounts Receivable
	Three Months Ended September 30,		September 30,
	2009	2008	2009	2008
BMW	17%	12%	15%	15%
Audi/Volkswagen	14%	16%	14%	13%
Daimler AG	9%	11%	8%	8%
Other customers	60%	61%	63%	64%

Total	100%	100%	100%	100%

We anticipate that BMW, Audi/Volkswagen and Daimler AG will continue to account for a significant portion of our net sales and net accounts receivable for the foreseeable future. Our automotive customers are not obligated to any long-term purchase of our products.

Note 18 – Commitments and Contingencies

At September 30, 2009, we were subject to legal claims and litigation arising in the ordinary course of business, including the matters described below. The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial position or results of operations.

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

Automotive Supply Arrangements

We have arrangements with our automotive customers to provide products that meet predetermined technical specifications and delivery dates. In the event that we do not satisfy the performance obligations under these arrangements, we may be required to indemnify the customer. We accrue for any loss that we expect to incur under these arrangements when that loss is probable and can be reasonably estimated. In the three months ended September 30, 2009 and 2008, we incurred $11.7 million and zero, respectively, of costs relating to delayed delivery of product to an automotive customer. An inability to meet performance obligations on automotive platforms to be delivered in future periods could adversely affect our results of operations and financial condition in future periods.

Note 19 – Investment in Joint Venture

In October 2005, we formed Harman Navis Inc., a joint venture located in Korea, to engage in the design and development of navigation systems for Asian markets. We evaluated the joint venture agreement and determined that the newly formed joint venture was a VIE requiring consolidation under the appropriate accounting guidance. We own a 50 percent equity interest in the joint venture. We are not obligated to fund any joint venture losses beyond our investment.

On July 1, 2009 we adopted new accounting guidance which recharacterized the minority interest to a noncontrolling interest and changed presentation requirements in our consolidated financial statements. Refer to Note 2 – New Accounting Standards for further information. At September 30, 2009, the net assets of the joint venture were approximately $16.5 million and the noncontrolling interest is $2.5 million.

In fiscal year 2009, we entered into a restructuring agreement which amends the Harman Navis Inc. joint venture agreement and other related agreements. Over time, we will sell our share of this joint venture to our 50 percent equity partner.

Note 20 – Subsequent Events

We have evaluated subsequent events for recognition or disclosure through October 29, 2009, which was the date we filed our Quarterly Report on Form 10-Q with the SEC.

Effective October 1, 2009, we sold a manufacturing facility located in Martinsville, Indiana to a third party. The sale price of the property was $1 million, which was equivalent to the carrying value of the facility, therefore no gain or loss was recognized. As part of the sale transaction, we executed an Environmental Settlement Agreement (the “ESA”) with the purchaser to address future environmental remediation measures associated with the property. The parties agreed to a sum of $2.9 million to cover the environmental remediation costs. Upon closing of the sale transaction and after application of the sale proceeds, the net liability of $1.9 million was transferred to the purchaser pursuant to the terms of the ESA. The purchaser will assume full responsibility for remediation costs in excess of the agreed amount. We accrued the total environmental remediation amount in June 2009.

In October 2009, we announced a program to consolidate our operations in Suzhou, China. We will close an existing facility utilized in our Consumer segment and transfer those manufacturing activities to a facility in Suzhou, China where the Automotive segment currently has operations. This consolidation will be implemented in phases through fiscal year 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (“2009 Form 10-K”). This discussion contains forward-looking statements which are based on our current expectations and experience and our perception of historical trends, current market conditions, including customer acceptance of our new products, current economic data, expected future developments, foreign currency exchange rates, and other factors that we believe are appropriate under the circumstances. These statements involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements. Unless otherwise indicated, “Harman,” “our company,” “we,” “our,” and “us” are used interchangeably to refer to Harman International Industries, Incorporated and its consolidated subsidiaries.

We begin our discussion with an overview of our company to give you an understanding of our business and the markets we serve. This is followed by a discussion of our critical accounting policies, and then by a discussion of our results of operations for the three months ended September 30, 2009 and 2008. We include in this discussion an analysis of certain significant period-to-period variances in our Condensed Consolidated Statements of Operations and an analysis of our restructuring program. We also provide specific information regarding our four business segments: Automotive, Consumer, Professional and Other. We then discuss our financial condition at September 30, 2009 with a comparison to June 30, 2009. This section contains information regarding our liquidity, capital resources and cash flows from operating, investing and financing activities. We complete our discussion with an update on our outlook.

Executive Overview

We believe we are a worldwide leader in the development, manufacturing and marketing of high-quality, high-fidelity audio products and electronic systems. We have developed, both internally and through a series of strategic acquisitions, a broad range of product offerings sold under renowned brand names in our principal markets. We also believe that we are a leader in digitally integrated infotainment systems for the automotive industry. Our AKG®, Crown®, JBL®, Infinity®, Harman/Kardon®, Lexicon®, dbx®, Studer®/Soundcraft®, Mark Levinson® and Becker® brand names are well-known worldwide for premium quality and performance. We have built these brands by developing our engineering, manufacturing and marketing competencies, and have employed these resources to establish our company as a leader in the markets we serve. We report our business on the basis of four segments. Our Automotive, Consumer and Professional segments are based on the end-user markets we serve. Out fourth segment, Other, includes our QNX business, compensation, benefits and occupancy costs for corporate employees.

Our products are sold worldwide, with the largest markets located in the United States and Germany. In the United States, our primary manufacturing facilities are located in California, Kentucky, Missouri, Indiana and Utah. Outside of the United States, we have significant manufacturing facilities in Germany, Austria, the United Kingdom, Mexico, Hungary, France and China. We previously announced an expansion of our restructuring program that will reduce our manufacturing footprint and resulted in the closure of our Automotive manufacturing facilities in California and Indiana. In October 2009, we sold our Automotive facility in Indiana.

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

Fiscal year 2009 was an extremely challenging year due to worldwide economic weakness which put significant pressure on our business and adversely affected our sales and profitability. Starting in the first quarter of fiscal year 2010, we believe that key markets are beginning to recover. Also, we continue to execute on our STEP Change cost savings program ahead of plan. We believe the cost savings and productivity initiatives instituted in the prior year have positioned our company to emerge from this downturn as a stronger and more profitable competitor.

Critical Accounting Policies

For the three months ended September 30, 2009, there were no significant changes to our critical accounting policies and estimates from those disclosed in the consolidated financial statements and the related notes included in our 2009 Form 10-K, except as discussed below:

Codification: In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 105, “Generally Accepted Accounting Principles” (“ASC 105”). The issuance of ASC 105 confirmed that the FASB ASC (the “Codification”) is the single official source of authoritative generally accepted accounting principles (“GAAP”), other than guidance issued by the Securities and Exchange Commission (“SEC”), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related literature for nongovernmental entities. The Codification does not change GAAP. Instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, is effective for interim and annual periods ending on or after September 15, 2009. Thereafter, only one level of authoritative GAAP exists. All other literature is considered nonauthoritative. We adopted the Codification on July 1, 2009 and updated all disclosures to reference the Codification in this report. The adoption of the Codification did not have a significant impact on the reporting of our financial position, results of operations or cash flows.

Convertible Debt: On July 1, 2009, we adopted the new accounting guidance issued by the FASB within ASC 470-20, “Debt with Conversion and Other Options.” regarding accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The new guidance requires the issuer of convertible debt instruments with cash settlement features to account separately for the liability and equity components of the instrument. Under the new guidance, the debt should be recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate at the time of issuance and the equity component should be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The reduced carrying value on the convertible debt results in a debt discount that should be accreted back to the convertible debt’s principal amount through the recognition of noncash interest expense over the expected life of the debt, which results in recognizing interest expense on these borrowings at effective rates approximating what we would have incurred had nonconvertible debt with otherwise similar terms been issued.

We had $400 million of 1.25 percent convertible senior notes (the “Convertible Notes”) outstanding at September 30, 2009 and June 30, 2009 which were issued on October 23, 2007 (the “Issuance Date”) that are within the scope of this new guidance. The Convertible Notes were issued at par and we pay interest at a rate of 1.25 percent semi-annually. The initial conversion rate on the Convertible Notes is 9.6154 shares of our common stock per $1,000 principal amount of the Convertible Notes (which is equal to an initial conversion price of approximately $104 per share). The conversion rate is subject to adjustment in specified circumstances described in the indenture governing the Convertible Notes (the “Indenture”).

In accordance with this new guidance, we measured the fair value of the debt components of the Convertible Notes at the Issuance Date using an effective interest rate of 5.6 percent. As a result, we attributed $75.7 million of the proceeds received to the conversion feature of the Convertible Notes at the Issuance Date, which is netted against the face value of the Convertible Notes as a debt discount. This amount represents the excess proceeds received over the fair value of the Convertible Notes at the Issuance Date and is included in additional paid-in capital in our Condensed Consolidated Balance Sheets for the periods presented. The discount is being accreted back to the principal amount of the Convertible Notes through the recognition of noncash interest expense over the expected life of the Convertible Notes. In addition, we recorded $48.3 million within additional paid-in capital in our Condensed Consolidated Balance Sheets representing the equity component of the Convertible Notes, which is net of tax. The implementation of this new guidance has resulted in a decrease to net income and earnings per share for all periods presented; however, there is no effect on our cash interest payments.

Interest expense for the three months ended September 30, 2009 and 2008 includes $1.3 million for both periods of contractual cash interest expense and an additional $3.7 million and $3.5 million of noncash interest expense, respectively, related to the amortization of the discount. Refer to Note 2 – New Accounting Standards in the Notes to the Condensed Consolidated Financial Statements for further information.

Noncontrolling Interests: On July 1, 2009, we adopted the updated provisions issued by the FASB within ASC 810-10-65, “Consolidation,” relating to the presentation requirements for noncontrolling interests (formerly minority interests). The new guidance requires reporting entities to present noncontrolling (minority) interests as a component of equity (as opposed to as a liability) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. In addition, the new provisions also require companies to report a consolidated net income (loss) measure that includes the amount attributable to such noncontrolling interests. The adoption of the new provisions applies to noncontrolling interests prospectively from that date. However, the presentation and disclosure requirements were applied retrospectively for all periods presented. As a result of this adoption, we reclassified noncontrolling interests in the amount of $0.8 million from liabilities to equity in the June 30, 2009 Condensed Consolidated Balance Sheet and we included less than $0.1 million of income from our noncontrolling interest within the caption Net (Loss) Income Attributable to Harman International Industries, Incorporated in our Condensed Consolidated Statement of Operations for the three months ended September 30, 2008.

Earnings Per Share: On July 1, 2009, we adopted the updated provisions for earnings per share, issued by the FASB within ASC 260-10-45-61A. The new guidance provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the new provisions. The adoption of the new provisions did not have a material impact on our financial condition or results of operations.

Results of Operations

Net Sales

Net sales for the three months ended September 30, 2009 were $757.4 million compared to $869.2 million in the same period in the prior year, a decrease of 13 percent (or 10 percent when adjusted for foreign currency). Foreign currency translation adversely impacted net sales by $25.6 million compared to the same period in the prior year. All four of our reporting segments reported lower sales in the three months ended September 30, 2009 compared to the same period in the prior year.

The decline in overall net sales was attributable to continued weakness in the automotive market, as automakers cut production in response to weak economic conditions. Our Professional and Consumer segments were also negatively affected by the global financial and economic crisis, where reductions in the availability of credit and lower consumer spending resulted in lower net sales.

A summary of our net sales by business segment is presented below:

($ in thousands)	Three Months Ended September 30,
	2009	%	2008	%
Net sales:
Automotive	$542,962	72%	$616,924	71%
Consumer	83,806	11%	101,509	12%
Professional	121,491	16%	141,268	16%
Other	9,109	1%	9,489	1%

Total	$757,368	100%	$869,190	100%

Automotive – Automotive net sales for the three months ended September 30, 2009 decreased $74.0 million, or 12.0 percent, compared to the same period in the prior year. Foreign currency translation adversely affected net sales by $22.1 million compared to the same period in the prior year. Since a significant percentage of our sales are to customers in Europe, the majority of our foreign currency exposure is in our Automotive segment. The decline in net sales was primarily due to continued weakness in the automotive market, as automakers cut production in response to weak economic conditions, resulting in reduced volumes at some of our major automotive customers including Audi/Volkswagen, Chrysler and Daimler AG, as well as reduced volumes at Hyundai resulting from the prior year ramp-up of infotainment business on the Genesis coupe. These reductions were partially offset by increased infotainment business at BMW and the ramp up of new infotainment business at PSA Peugeot Citroën and other automotive manufacturers.

Consumer – Consumer net sales for the three months ended September 30, 2009 decreased $17.7 million, or 17.4 percent, compared to the same period in the prior year. Foreign currency translation adversely affected net sales by $2.0 million compared to the same period in the prior year. The consumer retail environment continued to be challenging in North America and Europe, as consumer spending has slowed and resulted in lower sales.

Professional – Professional net sales for the three months ended September 30, 2009 decreased $19.8 million, or 14.0 percent, compared to the same period in the prior year. Foreign currency translation adversely affected net sales by $1.4 million compared to the same period in the prior year. The decline in sales compared to the prior year was due to the effect of the weak economy on both our distributors’ liquidity and market demand.

Other – Other sales decreased 4.0 percent in the three months ended September 30, 2009 compared to the same period in the prior year due to a decline in sales in our QNX business which offers embedded operating systems software and related development tools and consulting services used in a variety of products and industries.

Gross Profit

Gross profit as a percentage of net sales decreased 1.5 percentage points to 26.3 percent in the three months ended September 30, 2009 compared to 27.8 percent in the same period in the prior year. The decline in gross profit margin was primarily due to decreased factory utilization associated with lower sales and unfavorable product mix, partially offset by higher restructuring expenses in the same period in the prior year, as well as reduced warranty expense and lower manufacturing costs resulting from our STEP Change cost reduction program (“STEP Change program”).

A summary of our gross profit by business segment is presented below:

($ in thousands)	Three Months Ended September 30,
	2009	Percentage of net sales	2008	Percentage of net sales
Gross Profit:
Automotive	$125,895	23.2%	$153,587	24.9%
Consumer	21,887	26.1%	26,281	25.9%
Professional	46,355	38.2%	55,529	39.3%
Other	5,405	59.3%	6,533	68.8%

Total	$199,542	26.3%	$241,930	27.8%

Automotive – Automotive gross profit as a percentage of net sales declined 1.7 percentage points to 23.2 percent in the three months ended September 30, 2009 compared to the same period in the prior year. The decline in gross margin was primarily due to unfavorable product mix, partially offset by reduced warranty costs and lower manufacturing costs resulting from our STEP Change program.

Consumer – Consumer gross profit as a percentage of net sales increased 0.2 percentage points to 26.1 percent in the three months ended September 30, 2009 compared to the same period in the prior year. The slight increase in gross margin was primarily due to our focus on a more favorable product mix.

Professional – Professional gross profit as a percentage of net sales decreased 1.1 percent for the quarter ended September 30, 2009 compared to the same period in the prior year. The decrease in gross margin was primarily due to reductions in volumes.

Other – Other gross profit as a percentage of net sales declined 9.5 percentage points to 59.3 percent in the three months ended September 30, 2009 compared to the same period in the prior year primarily due to vacant facility costs retained at corporate.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $201.0 million in the three months ended September 30, 2009 compared to $209.5 million in the same period in the prior year, a decrease of $8.5 million. Despite the decline in SG&A expenses, SG&A as a percentage of net sales increased 2.4 percentage points in the three months ended September 30, 2009 compared with the same period in the prior year. Foreign currency translation contributed $5.8 million to the decrease in SG&A expenses when compared to the same period in the prior year.

Other factors contributing to the decline in SG&A expenses included a reduction in research and development expenses (“R&D”) of $6.2 million, lower restructuring charges, as well as an overall reduction in selling, advertising, promotion and other general and administrative expenses resulting from prior restructuring actions, partially offset by an $11.7 million settlement of a claim associated with an automotive supply arrangement, an increase in share-based compensation expense of $8.6 million and a $3.0 million goodwill impairment charge.

Below is a summary of our SG&A expenses by business segment:

($ in thousands)	Three Months Ended September 30,
	2009	Percentage of Net Sales	2008	Percentage of Net Sales
SG&A Expenses:
Automotive	$130,593	24.1%	133,122	21.6%
Consumer	21,132	25.2%	27,662	27.3%
Professional	29,536	24.3%	34,356	24.3%
Other	19,780	—	14,333	—

Total	$201,041	26.5%	209,473	24.1%

Automotive – Automotive SG&A expenses decreased $2.5 million to $130.6 million in the three months ended September 30, 2009 compared to the same period in the prior year. As a percentage of net sales, SG&A expenses increased 2.5 percentage points compared to the same period in the prior year, primarily due to the decline in net sales and the impact of an $11.7 million settlement of a claim associated with an automotive supply arrangement. Foreign currency translation contributed $4.9 million to the decrease in SG&A expenses when compared to the same period in the prior year. R&D expenses decreased $3.5 million to $66.1 million or 12.2 percent of net sales, compared to $69.6 million or 11.3 percent of net sales in the same period in the prior year, primarily due to favorable foreign currency and lower gross spending, partially offset by higher amortization expense. Other factors contributing to the decline in SG&A expenses included lower selling, advertising, promotion and other general and administrative expenses resulting from prior restructuring actions.

Consumer – Consumer SG&A expenses decreased $6.5 million to $21.1 million in the three months ended September 30, 2009 compared to the same period in the prior year. As a percentage of net sales, SG&A expenses decreased 2.1 percentage points compared to the same period in the prior year, primarily due to lower trade show expenses and productivity improvements resulting from our STEP Change program. R&D expenses decreased $0.9 million to $3.7 million or 4.4 percent of net sales, compared to $4.6 million or 4.5 percent of net sales in the same period in the prior year. Other factors contributing to the decline in SG&A included lower compensation and benefit expenses resulting from restructuring actions taken in prior periods.

Professional – Professional SG&A expenses decreased $4.8 million to $29.5 million in the three months ended September 30, 2009 compared to the same period in the prior year. As a percentage of net sales, SG&A expenses were flat compared to the same period in the prior year. Foreign currency translation contributed $0.7 million to the decrease from the same period in the prior year. R&D expenses decreased $1.9 million to $8.7 million or 7.1 percent of net sales, compared to $10.6 million or 7.5 percent of net sales in the same period in the prior year, primarily due to savings resulting from our STEP Change program. Other factors contributing to the decrease in SG&A were lower selling expenses due to tighter cost controls.

Other – Other SG&A expenses include SG&A expenses related to our QNX business, as well as compensation, benefit and occupancy costs for corporate employees. Other SG&A expenses increased $5.4 million to $19.8 million in the three months ended September 30, 2009 primarily due to an increase in share-based compensation expense of $8.6 million. The increase was due to the current period expense of $5.2 million in the three months ended September 30, 2009 compared with a benefit of $3.4 million resulting from stock option forfeitures associated with the retirement of senior executives, recognized in the same period in the prior year.

Restructuring – We announced a restructuring program in June 2006 designed to increase efficiency in our manufacturing, engineering and administrative organizations. The implementation of this program has continued through fiscal year 2010, as we expanded our restructuring actions to improve global footprint, cost structure, technology portfolio, human resources, and internal processes.

In fiscal year 2009, programs initiated included the closure of the Woodbury, New York facility and numerous headcount reductions across our business units to reduce excess capacity due to decreased sales. The most significant of these programs were in Germany, Austria, the United Kingdom and various locations in the United States. In fiscal year 2010, we announced the relocation of certain manufacturing activities from the United Kingdom to Hungary.

For the three months ended September 30, 2009, we recorded $3.5 million for our restructuring program, primarily within SG&A, of which $3.2 million was related to employee termination benefits. Cash paid for these initiatives was $20.8 million. In addition, we have recorded $0.5 million of accelerated depreciation primarily in cost of sales.

For the three months ended September 30, 2008, we recorded $4.9 million for our restructuring program, primarily within SG&A, of which $2.2 million related to employee termination benefits. Cash paid for these initiatives was $7.0 million. In addition, we recorded $5.6 million, primarily in cost of sales, relating to accelerated depreciation and the classification of the Martinsville property from held and used to held for sale.

Below is a rollforward of our restructuring accrual for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009	2008
Beginning accrued liability	$77,454	$35,601
Expense	3,468	4,869
Utilization(1)	(18,826)	(7,847)

Ending accrued liability	$62,096	$32,623

(1)	Includes cash payments and the effects of foreign currency translation.

Restructuring expenses by reporting segment are as follows:

	Three Months Ended September 30,
	2009	2008
Automotive	$3,260	$3,618
Consumer	(17)	415
Professional	39	19
Other	186	817

Total expense	3,468	4,869
Accelerated depreciation	481	5,611

Total	$3,949	$10,480

Refer to Note 14 - Restructuring in the Notes to the Condensed Consolidated Financial Statements for additional information.

Goodwill

During the three months ended September 30, 2009, we recognized $3.0 million of goodwill associated with the prior year acquisition of Innovative Systems GmbH. This contingent purchase price consideration was recorded in our Automotive segment. The annual goodwill impairment test conducted in April 2009 indicated that no goodwill was supportable at present in our Automotive segment and, as a result, we recorded a goodwill impairment charge of $3.0 million in the three months ended September 30, 2009, which is recorded within SG&A in our Condensed Consolidated Statement of Operations.

The contingent purchase price consideration associated with the acquisition of Innovative Systems GmbH continues through August 2025, unless the buyout option is exercised by either the buyer or the seller in

September 2010. There is also approximately $10 million of contingent purchase price consideration associated with the acquisition of QNX Software Systems Co. which is payable in November 2009 when the contingency lapses. This amount has been placed in escrow and therefore is included in current assets in our Condensed Consolidated Balance Sheets and, as a result, will have no effect on our cash balance when the payment is made. We will continue to evaluate the incremental contingent purchase price consideration to determine whether or not they are impaired.

Operating (Loss) Income

Operating loss for the three months ended September 30, 2009 was $(1.5) million, or (0.2) percent of net sales, compared to $32.5 million, or 3.7 percent of net sales in the same period in the prior year. The decrease was primarily due to lower net sales, unfavorable product mix and lower gross profit margin compared to the same period in the prior year due to continued weak economic conditions.

Interest Expense, Net

Interest expense, net, was $9.6 million for the three months ended September 30, 2009 compared to $3.4 million of interest expense, net in the same period in the prior year. Interest expense, net for the three months ended September 30, 2009 included interest income of $0.9 million and $10.5 million of interest expense, of which $6.1 million was cash interest and $4.4 million was non cash interest associated with the amortization of the debt discount on the Convertible Notes and amortization of debt issuance costs on the Convertible Notes and our revolving credit facility. Interest expense, net for the three months ended September 30, 2008 included interest income of $2.3 million and $5.7 million of interest expense, of which $2.2 million was cash interest and $3.5 million was non cash interest, associated with the amortization of the debt discount on the Convertible Notes. The increase in interest expense was primarily due to higher borrowings under our revolving credit facility and higher interest rates compared to the same period in the prior year.

Miscellaneous, Net

Net miscellaneous expenses consisting primarily of bank charges were $1.3 million for the three months ended September 30, 2009 compared to $1.0 million in the same period in the prior year.

Income Tax (Benefit) Expense, Net

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income. Income tax benefit for the three months ended September 30, 2009 was $4.6 million, compared to income tax expense of $7.1 million for the same period in the prior year. The effective rate for the three months ended September 30, 2009 was a benefit of 37.0 percent, compared to an expense of 25.3 percent for the same period in the prior year. The income tax benefit of 37.0 percent includes the benefits of the US research and development credit and foreign tax benefits reduced by the tax effects of significant unusual or infrequent items that are recorded separately or recorded net of their related tax effects.

We have deferred tax assets of $314.8 million, primarily consisting of deferred deductions, research and development credits and foreign tax credits. We have evaluated all evidence, both positive and negative and, based on the weight of all available evidence, we continue to believe that our deferred tax assets are fairly reflected in our Condensed Consolidated Balance Sheets. If the results of our operations do not meet our current expectations, our deferred tax assets may become impaired.

At September 30, 2009, unrecognized tax benefits and related interest were $14.0 million and $2.5 million, respectively, all of which would affect the tax rate if recognized. This amount of $16.5 million is included with noncurrent liabilities in our Condensed Consolidated Balance Sheet at September 30, 2009 as we do not expect settlement within the next 12 months. During the three months ended September 30, 2009, we recorded an income tax expense related to uncertain tax positions of $0.5 million.

Financial Condition

Liquidity and Capital Resources

We primarily finance our working capital requirements through cash generated by operations, borrowings under our revolving credit facility and trade credit. Cash and cash equivalents were $540.2 million at September 30, 2009 compared to $590.6 million at June 30, 2009. During the three months ended September 30, 2009, cash was used to make investments in our manufacturing facilities, fund product development and restructuring programs and meet the working capital needs of our business segments.

We will continue to have cash requirements to support seasonal working capital needs, investments in our manufacturing facilities, interest and principal payments and restructuring payments. We intend to use cash on hand and cash generated by operations to meet these requirements. The credit markets have recently experienced adverse conditions. Our existing cash and cash equivalents may decline and our financial condition may be adversely affected in the event of continued volatility in the credit markets or further economic deterioration. We expect that credit market and industry conditions will continue to be weak in the near future. However, we believe that in this difficult environment our cash on hand of $540.2 million as of September 30, 2009 and our operating cash flows will be adequate to meet our cash requirements for operations, restructuring and necessary capital expenditures over the next 12 months. Below is a more detailed discussion of our cash flow activities during the three months ended September 30, 2009.

Operating Activities

For the three months ended September 30, 2009, our net cash used by operations was $55.8 million compared to net cash provided by operations of $17.3 million in the same period in the prior year. The decrease in operating cash flows was primarily due to the net impact of an increase in receivables and inventories and partially offset by an increase in payables. At September 30, 2009, working capital, excluding cash and short-term debt, was $260.9 million, compared with $177.0 million at June 30, 2009. The increase was primarily due to higher receivable and inventory balances, partially offset by higher accounts payable and accrued liabilities.

Investing Activities

Net cash used in investing activities was $1.3 million for the three months ended September 30, 2009 compared to $22.5 million used by investing activities in the same period in the prior year. Capital expenditures for the three months ended September 30, 2009 were $3.8 million compared to $22.8 million for the same period in the prior year. Capital spending was lower as the prior year included more significant expenditures relating to the launch of new automotive platforms and a new manufacturing facility in China. We expect that our run rate for capital expenditures will increase during fiscal year 2010, however, they will be below fiscal 2009 levels.

Financing Activities

Net cash flows used in financing activities were $4.5 million in the three months ended September 30, 2009 compared to $0.6 million used by financing activities in the same period in the prior year. The increase was primarily due to a repayment of $6.7 million under our revolving credit facility.

Our total debt at September 30, 2009 was $626.7 million or $578.3 million, net of discount, primarily comprised of $224.7 million of borrowings under our revolving credit facility and $400.0 million of the Convertible Notes which are shown net of a discount of $48.4 million in our Condensed Consolidated Balance Sheets at September 30, 2009 due to the adoption of new accounting guidance which is more fully described above under the heading “Critical Accounting Policies.” Also included in total debt are capital leases and other borrowings of $2.0 million.

Amended Credit Agreement

We are party to a second amended and restated multi-currency, multi-option revolving credit facility with a group of banks (the “Amended Credit Agreement”) which is more fully described in our 2009 Form 10-K. At September 30, 2009, we had no available borrowing capacity under the Amended Credit Agreement and outstanding borrowings of $231.6 million, consisting of $224.7 million under the revolving credit facility and outstanding letters of credit of $6.9 million. Our total borrowings did not exceed our borrowing capacity. The Amended Credit Agreement contains a provision that allows our total outstanding borrowings to exceed the borrowing capacity by 5 percent, which is equal to $243.6 million. At September 30, 2009, we had not exceeded this amount.

In accordance with the Amended Credit Agreement, we are required to maintain funds on deposit in a separate bank account in an aggregate amount equal to the outstanding letters of credit which are undrawn and unexpired. At September 30, 2009, we had $8.0 million on deposit in a separate bank account to satisfy this requirement.

The Amended Credit Agreement contains financial and other covenants that are more fully described in our 2009 Form 10-K. If we do not meet the forecast in our budgets, we could violate our debt covenants and, absent a waiver from our lenders or an amendment to our Amended Credit Agreement, we could be in default under the Amended Credit Agreement and, as a result, our debt under the Amended Credit Agreement could become due which would have a material adverse effect on our financial condition and results of operations, and could also lead to an event of default under the Indenture and the acceleration of the Convertible Notes. As of September 30, 2009, we were in compliance with all the financial covenants of the Amended Credit Agreement. We believe we will be in compliance with these covenants for at least the next 12 months.

Guarantee and Collateral Agreement

In connection with the Amended Credit Agreement, we and certain of our subsidiaries entered into a guarantee and collateral agreement, (the “Guarantee and Collateral Agreement”) which provides, among other things, that the obligations under the Amended Credit Agreement are guaranteed by us and each of the subsidiary guarantors party thereto, and that the obligations generally are secured by liens on substantially all of our assets and certain of our subsidiary guarantors’ assets.

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

Convertible Senior Notes

We have $400 million of 1.25 percent Convertible Notes outstanding at September 30, 2009 and June 30, 2009 which are more fully described under the above caption “Critical Accounting Policies” and in Note 2 – New Accounting Standards and Note 8 – Debt in the Convertible Notes to our Condensed Consolidated Financial Statements.

The Indenture to the Convertible Notes contains covenants, one of which requires us to calculate the ratio of Consolidated Total Debt to Consolidated EBITDA, as defined in the Indenture, for the most recently ended four quarter period, each time we incur additional indebtedness. In April 2009, we have exceeded the minimum ratio for this covenant and, as a result, we will not be able to incur additional indebtedness without obtaining a waiver from the holders of a majority in principal amount of the Convertible Notes. We do not intend to incur additional indebtedness unless we obtain a waiver or are able to satisfy this covenant. If we were to incur additional indebtedness, at a time when we failed to meet the minimum ratio of Consolidated Total Debt to Consolidated EBITDA (unless we received a waiver), we would be in violation of our covenant under the Indenture. If the violation is not remedied within 60 days, the Convertible Notes could become due, which would have a material adverse effect on our financial condition and our results of operations, and would also lead to an event of default under the Amended Credit Agreement and the acceleration of the loans thereunder. We believe that we will be in compliance with these covenants for at least the next 12 months. The covenant prohibiting the incurrence of additional debt expires on October 23, 2010.

Equity

Total shareholders’ equity at September 30, 2009 was $1.027 billion compared with $1.008 billion at June 30, 2009. The increase is primarily due to favorable foreign currency translation of $24.0 million, partially offset by a net loss of $9.5 million. There were no shares of our common stock repurchased during the three months ended September 30, 2009.

Off-Balance Sheet Arrangements

Although we rarely utilize off-balance sheet arrangements in our operations, we enter into operating leases for land, buildings and equipment in the normal course of business which are not included in our Condensed Consolidated Balance Sheets. In addition, we had outstanding letters of credit of $6.9 million at September 30, 2009 and $7.4 million at June 30, 2009 that were not included in our Condensed Consolidated Balance Sheets.

Recent Developments

Effective October 1, 2009, we sold a manufacturing facility located in Martinsville, Indiana to a third party. The sale price of the property was $1 million, which was equivalent to the carrying value of the facility, therefore no gain or loss was recognized. As part of the sale transaction, we executed an Environmental Settlement Agreement (the “ESA”) with the purchaser to address future environmental remediation measures associated with the property. The parties agreed to a sum of $2.9 million to cover the environmental remediation costs. Upon closing of the sale transaction and after application of the sale proceeds, the net liability of $1.9 million was transferred to the purchaser pursuant to the terms of the ESA. The purchaser will assume full responsibility for remediation costs in excess of the agreed amount. We accrued the total environmental remediation amount in June 2009.

In October 2009, we announced a program to consolidate our operations in Suzhou, China. We will close an existing facility utilized in our Consumer segment and transfer those manufacturing activities to a facility in Suzhou, China where the Automotive segment currently has operations. This consolidation will be implemented in phases through fiscal year 2011.

Business Outlook

We continued to see the effects of the worldwide economic crisis in our results through the three months ended September 30, 2009. However, we do believe that the markets are beginning to recover. Our future outlook may continue to be impacted by the contraction in consumer discretionary spending. Our outlook could also be affected by changes in foreign currency exchange rates potentially resulting in reduced sales.

To mitigate the potential impacts of the weak economic markets, we accelerated many of our strategic initiatives and restructuring actions during fiscal year 2009. We continue to focus on improving our global footprint, cost structure, technology portfolio, human resources and internal processes to help us improve our cost structure to enable us to remain competitive and mitigate the negative effects of this challenging environment. We are continuing to proceed with our 24-month cost improvement and productivity program called STEP Change. This program is designed to yield $400 million in sustainable savings by fiscal year 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are required to include information about potential effects of changes in interest rates and currency exchange rates in our periodic reports filed with the SEC. Since June 30, 2009, there have been no material changes in the quantitative or qualitative aspects of our market risk profile. See Item 7A, Quantitative and Qualitative Disclosure About Market Risk included in our 2009 Form 10-K.

Interest Rate Sensitivity/Risk

At September 30, 2009, interest on approximately 64 percent of our borrowings was determined on a fixed rate basis. The interest rates on the balance of our debt are subject to changes in U.S. and European short-term interest rates. To assess exposure to interest rate changes, we have performed a sensitivity analysis assuming a hypothetical 100 basis point increase or decrease in interest rates across all outstanding debt and investments. Our analysis indicates that the effect on net income at September 30, 2009 of such an increase or decrease in interest rates would be approximately $0.5 million.

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

Over half of our sales are denominated in Euros. The fluctuation in currency exchange rates, specifically the Euro versus the U.S. dollar, had a significant impact on earnings for the three months ended September 30, 2009 compared to the same prior year period due to the strengthening of the Euro relative to the U.S. dollar. The average exchange rate for the Euro versus the U.S. dollar for the three months ended September 30, 2009 increased 4.8 percent from the same period in the prior year. In recent months, the U.S. dollar has weakened against the Euro.

To assess exposure to changes in currency exchange rates, we prepared an analysis assuming a hypothetical 10 percent change in currency exchange rates across all currencies used by our subsidiaries. This analysis indicated that a 10 percent increase in exchange rates would have decreased income before income taxes by approximately $1.4 million and a 10 percent decrease in exchange rates would have increased income before income taxes by approximately $1.4 million for the three months ended September 30, 2009.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the SEC under the Securities Exchange Act of 1934) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 1A.	Risk Factors

There have been no material changes to Harman’s risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, except for the following:

We depend on our suppliers for key production materials and any disruption in the supply of such materials could interrupt product manufacturing and increase product costs.

Due to the recent economic downturn, many of our suppliers have significantly decreased their manufacturing capacity and inventory levels. These steps taken by our suppliers make us more vulnerable to disruptions in the supply chain. In the near term, an increase in our demand for parts may place an undue strain on our suppliers. As a result, we may not be able to obtain the materials necessary to manufacture our products, which could force us to cease production or search for alternative supply sources, possibly at a higher cost. Such disruptions may have a material adverse effect on our business, financial condition, results of operations and cash flows.

.

Item 6.	Exhibits

Exhibit No.	Exhibit Description

10.1	Amendment to Letter Agreement, dated September 1, 2009, between Harman International Industries, Incorporated and Dinesh Paliwal (filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2009, and incorporated herein by reference).

10.2	Time-Based Restricted Share Unit Agreement for Dinesh Paliwal under the Amended and Restated Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan (filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2009, and incorporated herein by reference).

10.3	Performance-Based Restricted Share Unit Agreement for Dinesh Paliwal under the Amended and Restated Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan (filed as Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2009, and incorporated herein by reference).

31.1	Certification of Dinesh Paliwal pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Herbert Parker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dinesh Paliwal and Herbert Parker, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harman International Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harman International Industries, Incorporated

Date: October 29, 2009	By:	/S/ HERBERT PARKER
Herbert Parker
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)