Form 10-Q
period 2009-12-31
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2010-02-08
CIK 800459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

As of January 31, 2010, 69,438,171 shares of common stock, par value $.01, were outstanding.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

Form 10-Q

December 31, 2009

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

Forward–Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. You should not place undue reliance on these statements. Forward-looking statements include information concerning possible or assumed future results of operations, capital expenditures, the outcome of pending legal proceedings and claims, goals and objectives for future operations, including descriptions of our business strategies and purchase commitments from customers. These statements are typically identified by words such as “believe,” “anticipate,” “expect,” “plan,” “intend,” “estimate,” “should,” “will” and similar expressions. We base these statements on particular assumptions that we have made in light of our industry experience, as well as our perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read and consider the information in this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. In light of these risks and uncertainties, we cannot assure you that the results and events contemplated by the forward-looking statements contained in, or incorporated by reference into, this report will in fact transpire.

You should carefully consider the risks described below and the other information in this report because they identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Our operating results may fluctuate significantly and may not meet our expectations or those of securities analysts or investors. The price of our stock would likely decline if this occurs. Factors that may cause fluctuations in our operating results include, but are not limited to, the following:

•	our ability to successfully implement our STEP Change cost reduction initiatives and to achieve the intended benefits and anticipated savings of those initiatives;

•	our ability to achieve profitability in our automotive division;

•	the loss of one or more significant customers, or the loss of a significant platform with an automotive customer;

•	warranty obligations for defects in our products;

•

our ability to successfully implement our global footprint initiative, including achieving cost reductions and other benefits in connection with the restructuring of our manufacturing, engineering, procurement and administrative organizations;

•	the inability of our suppliers to deliver products at the scheduled rate and disruptions arising in connection therewith;

•	our ability to attract and retain qualified senior management and to prepare and implement an appropriate succession plan for our critical organizational positions;

•	our failure to implement a comprehensive disaster recovery program;

•	our failure to comply with governmental rules and regulations, including FCPA and U.S. export control laws, and the cost of compliance with such laws;

•	our ability to maintain a competitive technological advantage through innovation and leading product designs;

•	acceptance by OEMs and customers of our mid-platform infotainment system;

•	the outcome of pending or future litigation and other claims, including, but not limited to the current stockholder and ERISA lawsuits; and

•	our ability to enforce or defend our ownership and use of intellectual property.

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. As a result, the foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission including the information in Item 1A, under the caption “Risk Factors” of Part I to our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, Item 1A, “Risk Factors” of Part II to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and Item 1A of Part II of this report. We undertake no obligation to publicly update or revise any forward-looking statement (except as required by law).

i

PART I FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

(In thousands)

	December 31, 2009 (Unaudited)	June 30, 2009
Assets
Current assets
Cash and cash equivalents	$474,908	$586,359
Short-term investments	154,927	—
Receivables, net	503,297	415,837
Inventories, net	366,116	333,704
Other current assets	153,827	170,422

Total current assets	1,653,075	1,506,322
Property, plant and equipment, net	471,680	518,596
Goodwill	85,961	81,877
Deferred tax assets, long-term	272,033	274,312
Other assets	102,017	92,390

Total Assets	$2,584,766	$2,473,497

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$631	$605
Accounts payable	318,582	241,420
Accrued liabilities	371,550	362,781
Accrued warranties	89,452	116,673
Income taxes payable	6,009	22,051

Total current liabilities	786,224	743,530
Borrowings under revolving credit facility	222,535	227,319
Convertible senior notes	355,326	347,837
Other senior debt	1,230	1,535
Other non-current liabilities	172,454	145,358

Total Liabilities	1,537,769	1,465,579

Preferred stock	—	—
Common stock	950	949
Additional paid-in capital	880,204	869,609
Accumulated other comprehensive income	79,841	57,198
Retained earnings	1,133,572	1,126,946
Less: Common stock held in treasury	(1,047,570)	(1,047,570)

Total Harman International Industries, Incorporated Shareholders’ Equity	1,046,997	1,007,132
Noncontrolling Interest	—	786

Total Equity	1,046,997	1,007,918

Total Liabilities and Equity	$2,584,766	$2,473,497

See accompanying Notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008

Net sales	$937,489	$755,875	$1,694,857	$1,625,065
Cost of sales	678,594	579,018	1,236,420	1,206,278

Gross profit	258,895	176,857	458,437	418,787

Selling, general and administrative expenses	197,075	217,955	395,100	427,428
Loss on deconsolidation of variable interest entity	13,122	—	13,122	—
Goodwill impairment	9,276	325,445	12,292	325,445

Operating income (loss)	39,422	(366,543)	37,923	(334,086)

Other expenses:
Interest expense, net	8,608	2,740	18,165	6,142
Miscellaneous, net	921	39	2,240	1,028

Income (loss) before income taxes	29,893	(369,322)	17,518	(341,256)
Income tax expense (benefit), net	10,180	(50,191)	5,603	(43,079)

Net income (loss)	19,713	(319,131)	11,915	(298,177)
Less: Net income (loss) attributable to noncontrolling interest	3,614	—	5,289	(34)

Net income (loss) attributable to Harman International Industries, Incorporated	$16,099	$(319,131)	$6,626	$(298,143)

Earnings (loss) per share:
Basic	$0.23	$(5.45)	$0.09	$(5.09)

Diluted	$0.23	$(5.45)	$0.09	$(5.09)

Weighted average shares outstanding:
Basic	70,474	58,555	70,324	58,539

Diluted	71,015	58,555	70,729	58,539

See accompanying Notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss) attributable to Harman International Industries, Incorporated	$6,626	$(298,143)
Reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	67,971	75,835
Loss on deconsolidation of variable interest entity	13,122	—
Goodwill impairment	12,292	325,445
Share-based compensation	10,482	60
Non-cash interest expense	8,786	6,994
Minority interest	5,289	(34)
Deferred income taxes	(384)	(40,469)
Loss on disposition of assets	79	246
Changes in operating assets and liabilities, net of deconsolidation of variable interest entity:
(Increase) decrease in:
Receivables	(89,702)	137,564
Inventories	(29,287)	(88,997)
Other current assets	5,473	33,033
Increase (decrease) in:
Accounts payable	87,310	(88,632)
Accrued warranties	(27,221)	(10,760)
Accrued other liabilities	(3,644)	(24,606)
Income taxes payable	(1,208)	(16,438)
Other operating activities	(4,194)	1,891

Net cash provided by operating activities, net of deconsolidation of variable interest entity	61,790	12,989

Cash flows from investing activities:
Purchases of short-term investments	(269,243)	—
Maturities of short-term investments	114,316	—
Contingent purchase price consideration	—	(6,172)
Proceeds from asset dispositions	1,479	100
Capital expenditures	(11,435)	(41,601)
Deconsolidation of variable interest entity	(11,347)	—
Other items, net	765	5,656

Net cash used in investing activities	(175,465)	(42,017)

Cash flows from financing activities:
Net (repayments) borrowings under revolving credit facility	(6,700)	17,500
Increase (decrease) in long-term borrowings	4,078	(496)
Dividends paid to shareholders	—	(1,464)
Share-based payment arrangements	472	101

Net cash (used in) provided by financing activities	(2,150)	15,641

Effect of exchange rate changes on cash	4,374	(27,706)

Net decrease in cash and cash equivalents	(111,451)	(41,093)
Cash and cash equivalents at beginning of period	586,359	223,109

Cash and cash equivalents at end of period	$474,908	$182,016

Supplemental disclosure of cash flow information:
Interest paid (received)	$11,392	$(1,365)
Income tax paid (received)	$1,328	$(17,501)

See accompanying Notes to the Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(in thousands, except per-share data and where otherwise noted)

(Unaudited)

Note 1 – Basis of Presentation

Basis of Presentation

References to “we,” “us,” “our,” the “Company” and “Harman” refer to Harman International Industries, Incorporated and its consolidated subsidiaries unless the context specifically requires otherwise.

Our unaudited, condensed consolidated financial statements at December 31, 2009 and for the three and six months ended December 31, 2009 and 2008, have been prepared pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (“Form 10-K”) and do not include all information and footnote disclosures included in our audited financial statements. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows for the periods presented. Operating results for the three and six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2010 due to seasonal, economic and other factors. Where necessary, information for prior periods has been reclassified to conform to the consolidated financial statement presentation for the corresponding periods in the current fiscal year.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, including money-market funds, and investments with original maturities of three months or less.

Restricted Cash and Investments

We have a deferred compensation arrangement with certain foreign employees which requires us to maintain cash on hand. At December 31, 2009 and June 30, 2009, such restricted cash amounts were $5.7 million and $4.2 million, respectively, and were included in Other assets in our Condensed Consolidated Balance Sheets.

Short Term Investments

Short Term Investments consist of investments in time deposits and treasury bills with maturities of greater than three months and less than six months.

Allowance for Doubtful Accounts

We reserve an estimated amount for accounts receivable that may not be collected. Methodologies for estimating the allowance for doubtful accounts are primarily based on specific identification of uncollectible accounts. Historical collection rates and customer credit worthiness are considered in determining specific reserves. At December 31, 2009 and June 30, 2009, we had $7.1 million and $11.7 million, respectively, reserved for possible uncollectible accounts receivable. Approximately $2.1 million of the decrease in the allowance for doubtful accounts was due to the deconsolidation of the Harman Navis, Inc. joint venture (“Harman Navis”) in December 2009. Refer to Note 19 – Investment in Joint Venture for more information.

Inventories, net: Inventories, net are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method. The valuation of inventory requires us to make judgments and estimates regarding obsolete, damaged or excess inventory, as well as current and future demand for our products. Estimation of inventory valuation reserves requires us to analyze the aging and future demand for inventories and to forecast future product pricing trends which has an effect on our results of operations. We calculate inventory reserves using a combination of lower of cost or market analysis, analysis of historical usage data, forecast demand data and historical disposal rates. Specific product valuation analysis is applied, if practicable, to those items of inventory representing a higher portion of the value of inventory on-hand. As changes in future economic or industry conditions occur, management revises its estimates used to calculate our inventory reserves. Although there was deterioration in economic conditions in fiscal year 2009 and the beginning of fiscal year 2010, we did not experience significant increases in our inventory write-downs, primarily due to a significant portion of our inventories being produced as a result of specific customer orders. After discussions with several of our significant customers, we concluded that the majority of orders would be postponed and not cancelled. We were able to proactively adjust our supply chain demand to match these new customer requirements, thereby reducing our exposure to inventory write-downs.

Change in Accounting

On July 1, 2009, we adopted the new accounting guidance issued by the Financial Accounting Standards Board (“FASB”) within Accounting Standards Codification (“ASC”) 810-10-65, “Consolidation,” relating to the presentation requirements for noncontrolling interests (formerly minority interests). We retrospectively applied the presentation of our prior year balances in our Condensed Consolidated Financial Statements. Refer to Note 2 – New Accounting Standards for more information.

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

Note 2 – New Accounting Standards

Recently Adopted Accounting Standards

Codification: In June 2009, the FASB issued ASC 105, “Generally Accepted Accounting Principles” (“ASC 105”). The issuance of ASC 105 confirmed that the FASB ASC (the “Codification”) is the single official source of authoritative GAAP, other than guidance issued by the SEC, and supersedes existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related literature for nongovernmental entities. The Codification does not change GAAP. Instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, is effective for interim and annual periods ending on or after September 15, 2009. Thereafter, only one level of authoritative GAAP exists. All other literature is considered nonauthoritative. We adopted the Codification on July 1, 2009 and updated all disclosures to reference the Codification in our Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2009 and December 31, 2009. The adoption of the Codification did not have a significant impact on the reporting of our financial position, results of operations or cash flows.

Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

Convertible Debt: On July 1, 2009, we adopted the new accounting guidance issued by the FASB within ASC 470-20, “Debt with Conversion and Other Options” regarding accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The new guidance requires the issuer of convertible debt instruments with cash settlement features to account separately for the liability and equity components of the instrument. Under the new guidance, the debt should be recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate at the time of issuance and the equity component should be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability, net of deferred taxes. The reduced carrying value on the convertible debt results in a debt discount that should be accreted back to the convertible debt’s principal amount through the recognition of non-cash interest expense over the expected life of the debt, which results in recognizing interest expense on these borrowings at effective rates approximating what we would have incurred had non-convertible debt with otherwise similar terms been issued.

We had $400 million of 1.25 percent convertible senior notes (the “Convertible Notes”) outstanding at December 31, 2009 and June 30, 2009 which were issued on October 23, 2007 (the “Issuance Date”), that are within the scope of this new guidance. The Convertible Notes were issued at par and we pay interest semiannually at a rate of 1.25 percent per annum. The initial conversion rate on the Convertible Notes is 9.6154 shares of our common stock per $1,000 principal amount of the Convertible Notes (which is equal to an initial conversion price of approximately $104 per share). The conversion rate is subject to adjustment in specified circumstances described in the indenture governing the Convertible Notes (the “Indenture”).

In accordance with this new guidance, we measured the fair value of the debt components of the Convertible Notes at the Issuance Date using an effective interest rate of 5.6 percent. As a result, we attributed $75.7 million of the proceeds received to the conversion feature of the Convertible Notes at the Issuance Date, which is netted against the face value of the Convertible Notes as a debt discount. This amount represents the excess proceeds received over the fair value of the Convertible Notes at the Issuance Date and is included in additional paid-in capital in our Condensed Consolidated Balance Sheets for the periods presented. The discount is being accreted back to the principal amount of the Convertible Notes through the recognition of non-cash interest expense over the expected life of the Convertible Notes. In addition, we recorded $48.3 million within additional paid-in capital in our Condensed Consolidated Balance Sheets representing the equity component of the Convertible Notes, which is net of tax. The implementation of this new guidance has resulted in a decrease to net income and earnings per share for all periods presented; however, there is no effect on our cash interest payments.

The following illustrates the impact of adopting this new accounting guidance in our Condensed Consolidated Statements of Operations for the three months ended December 31, 2009 and 2008:

	Three Months Ended December 31, 2009			Three Months Ended December 31, 2008
	Excluding the Adoption of New Guidance	Additional Non-cash Interest Expense	As Adjusted	As Previously Reported	Additional Non-cash Interest Expense	As Adjusted
Operating income (loss)	$39,422	$—	$39,422	$(366,543)	$—	$(366,543)
Interest expense (income), net	4,863	3,745	8,608	(757)	3,497	2,740
Miscellaneous, net	921	—	921	39	—	39

Income (loss) before income taxes	33,638	(3,745)	29,893	(365,825)	(3,497)	(369,322)
Income tax expense (benefit), net	11,490	(1,310)	10,180	(48,951)	(1,240)	(50,191)

Net income (loss)	22,148	(2,435)	19,713	(316,874)	(2,257)	(319,131)
Less: Net income attributable to noncontrolling interest	3,614	—	3,614	—	—	—

Net income (loss) attributable to Harman International Industries, Incorporated	$18,534	$(2,435)	$16,099	$(316,874)	$(2,257)	$(319,131)

Earnings (loss) per share:
Basic	$0.26	$(0.03)	$0.23	$(5.41)	$(0.04)	$(5.45)

Diluted	$0.26	$(0.03)	$0.23	$(5.41)	$(0.04)	$(5.45)

The following illustrates the impact of adopting this new accounting guidance in our Condensed Consolidated Statements of Operations for the six months ended December 31, 2009 and 2008:

	Six Months Ended December 31, 2009			Six Months Ended December 31, 2008
	Excluding the Adoption of New Guidance	Additional Non-cash Interest Expense	As Adjusted	As Previously Reported	Additional Non-cash Interest Expense	As Adjusted
Operating income (loss)	$37,923	$—	$37,923	$(334,086)	$—	$(334,086)
Interest expense (income), net	10,721	7,444	18,165	(852)	6,994	6,142
Miscellaneous, net	2,240	—	2,240	1,028	—	1,028

Income (loss) before income taxes	24,962	(7,444)	17,518	(334,262)	(6,994)	(341,256)
Income tax expense (benefit), net	8,224	(2,621)	5,603	(40,600)	(2,479)	(43,079)

Net income (loss)	16,738	(4,823)	11,915	(293,662)	(4,515)	(298,177)
Less: Net income (loss) attributable to noncontrolling interest	5,289	—	5,289	(34)	—	(34)

Net income (loss) attributable to Harman International Industries, Incorporated	$11,449	$(4,823)	$6,626	$(293,628)	$(4,515)	$(298,143)

Earnings (loss) per share:
Basic	$0.16	$(0.07)	$0.09	$(5.02)	$(0.08)	$(5.09)

Diluted	$0.16	$(0.07)	$0.09	$(5.02)	$(0.08)	$(5.09)

The following illustrates the impact of adopting this new accounting guidance in our Condensed Consolidated Balance Sheets as of December 31, 2009 and June 30, 2009:

	December 31, 2009			June 30, 2009
	Excluding the Adoption of New Guidance	Effect of New Guidance	As Adjusted	As Previously Reported	Effect of New Guidance	As Adjusted
Noncurrent assets:

Deferred tax assets, long-term(1)	$287,669	$(15,636)	$272,033	$292,568	$(18,256)	$274,312
Other assets (2)	102,572	(555)	102,017	92,990	(600)	92,390

Noncurrent liabilities:
Convertible senior notes (3)	400,000	(44,674)	355,326	400,000	(52,163)	347,837

Shareholders’ equity:
Additional paid-in capital (4)	831,881	48,323	880,204	821,286	48,323	869,609
Retained earnings (5)	1,153,412	(19,840)	1,133,572	1,141,962	(15,016)	1,126,946

(1)	Effect of new guidance reflects a deferred tax liability established in connection with the debt discount.
(2)	Effect of new guidance reflects a reduction in debt issuance costs allocated to the equity component.
(3)	Effect of new guidance reflects the unamortized debt discount.
(4)	Effect of new guidance reflects the recognition of the equity component, net of tax.
(5)	Effect of new guidance reflects the amortization of the debt discount, net of tax and the reduction in the amortization of debt issuance costs which were allocated to the equity component.

The principal amounts, unamortized discount and net carrying amounts of the liability components and the equity components for the Convertible Notes as of December 31, 2009 and June 30, 2009 are as follows:

	Principal Balance	Unamortized Discount	Net Carrying Amount	Equity Component
December 31, 2009	$400,000	$(44,674)	$355,326	$48,323
June 30, 2009	400,000	(52,163)	347,837	48,323

At December 31, 2009, the unamortized discount is recognized as a reduction in the carrying value of the Convertible Notes in the Condensed Consolidated Balance Sheets and is being amortized over the expected term of the Convertible Notes of 36 months.

Interest expense related to the Convertible Notes for the three months ended December 31, 2009 and 2008 includes $1.3 million for both periods of contractual cash interest expense and an additional $3.7 million and $3.5 million of non-cash interest expense, respectively, related to the amortization of the discount.

Interest expense related to the Convertible Notes for the six months ended December 31, 2009 and 2008 includes $2.5 million for both periods of contractual cash interest expense and an additional $7.4 million and $7.0 million of noncash interest expense, respectively, related to the amortization of the discount.

We reclassified approximately $0.9 million of unamortized financing costs to shareholders’ equity as these costs were attributable to the issuance of the conversion feature associated with the Convertible Notes.

Business Combinations: On July 1, 2009 we adopted the updated provisions for Business Combinations, issued by the FASB within ASC 805, “Business Combinations.” The new guidance requires the acquired entity to recognize the full fair value of assets acquired, liabilities assumed and any noncontrolling interests in the transaction (whether a full or partial acquisition) at the acquisition date fair value with limited exceptions. This will change the accounting treatment for certain specific items and include a substantial number of new disclosure requirements. These changes include: (a) the “acquirer” recording all assets and liabilities of the acquired business, including goodwill, generally at their fair values, (b) recording contingent consideration arrangements at fair value on the date of acquisition, with changes in fair value recognized in earnings until settled, and (c) expensing acquisition-related transaction and restructuring costs rather than treating as part of the cost of the acquisition and including in the amount recorded for assets acquired. The new guidance applies prospectively to business combinations which occur after July 1, 2009. The impact of these new provisions on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate in the future.

Noncontrolling Interests: On July 1, 2009, we adopted the updated provisions issued by the FASB within ASC 810-10-65, “Consolidation,” relating to the presentation requirements for noncontrolling interests (formerly minority interests). The new guidance requires reporting entities to present noncontrolling (minority) interests as a component of equity (as opposed to as a liability) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. In addition, the new provisions also require companies to report a consolidated net income (loss) measure that includes the amount attributable to such noncontrolling interests. The adoption of the new provisions applies to noncontrolling interests prospectively from that date. However, the presentation and disclosure requirements were applied retrospectively for all periods presented. As a result of this adoption, we reclassified noncontrolling interests in the amount of $0.8 million from liabilities to equity in the June 30, 2009 Condensed Consolidated Balance Sheet and we included zero and less than $0.1 million of income from our noncontrolling interest within the caption Net income (loss) attributable to Harman International Industries, Incorporated in our Condensed Consolidated Statement of Operations for the three and six months ended December 31, 2008, respectively.

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

In August 2009, FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value” which provides updated guidance on the fair value measurement of liabilities. This update provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC 820, “Fair Value Measurements and Disclosures,” such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. This update is effective for us on September 1, 2009. We adopted the updated provisions relating to fair value measurements and disclosures. The adoption of the new guidance did not have a material impact on our financial position or results of operations.

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

Intangible Assets: On July 1, 2009, we adopted the updated provisions relating to the determination of the useful life of intangible assets, issued in ASC 350-30-65. The new guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the provisions is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The adoption of the new provisions did not have a material impact on our financial position or results of operations.

Consolidation: In January 2010, FASB issued ASU No. 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary,” which clarifies that accounting guidance relating to noncontrolling interests and changes in ownership of a subsidiary, also applies to the disposal of business that are not subsidiaries, clarifies certain implementation issues and also amends the disclosure requirements. The new guidance is effective on a retrospective basis for interim periods ended after December 15, 2009. We adopted the provisions of this new guidance on October 1, 2009. The adoption of the new provisions did not have any impact on our financial position or results of operations.

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

Multiple Element Revenue Arrangements: In October 2009, the FASB issued the following ASUs: (1) ASU No. 2009-13, “Revenue Recognition (ASC Topic 605) - Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force” (“ASU No. 2009-13”) and (2) ASU No. 2009-14, “Software (ASC Topic 985) - Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force” (“ASU No. 2009-14”). The new guidance requires a vendor to allocate revenue to each standalone deliverable in arrangements involving multiple deliverables based on the relative selling price of each deliverable. It also changes the level of evidence of standalone selling price required to separate deliverables by allowing a vendor to make its best estimate of the standalone selling price of deliverables when more objective evidence of selling price is not available. The new guidance also excludes sales of tangible products that contain essential software elements from the scope of revenue recognition for software arrangements. Because of these changes, revenue will be recognized earlier for many revenue transactions involving multiple deliverables and sales of software enabled devices. We will be required to provide additional disclosures relating to qualitative and quantitative information about a vendor’s revenue arrangements and about the significant judgments made about the application of the new guidance and any changes in those judgments or the application that may significantly affect the timing or amount of revenue recognition. The new guidance can be adopted on a prospective basis or in certain circumstances on a retrospective basis. Early adoption is permitted. If prospective application is elected, it is to be applied to arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. The amended provisions are effective for us on July 1, 2010. We do not expect the adoption of this new guidance to have a material impact on our financial position or results of operations.

Fair Value: In January 2010, the FASB issued ASU 2010-6, “Improving Disclosures About Fair Value Measurements.” The new guidance requires the gross presentation of activity within the Level 3 fair value measurement roll forward and requires disclosure of the details of transfers in and out of Level 1 and Level 2 fair value measurements. It also clarifies two existing disclosure requirements on the level of disaggregation of fair value measurements and disclosure on inputs and valuation techniques. The new guidance is effective for us on January 1, 2010. We do not expect the adoption of this new guidance to have a material impact on our financial position or results of operations.

Other ASUs: During 2009 and 2010, the FASB has issued several ASUs – ASU No. 2009-02 through ASU No. 2009-16 and ASU 2010-01 through ASU 2010-05. Except for ASUs No. 2009-05, 2009-13 and 2009-14 discussed above, the ASUs entail technical corrections to existing guidance or affect guidance related to specialized industries or entities or were not applicable to us and therefore have minimal, if any, impact on our consolidated financial statements.

Note 3 – Inventories, net

Inventories consist of the following:

	December 31, 2009	June 30, 2009
Finished goods	$156,834	$147,002
Work in process	59,808	51,215
Raw materials	149,474	135,487

Inventories, net	$366,116	$333,704

Inventories are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method. The valuation of inventory requires us to make judgments and estimates regarding obsolete, damaged or excess inventory as well as current and future demand for our products. The estimates of future demand and product pricing that we use in the valuation of inventory are the basis for our inventory reserves and have an effect on our results of operations. We calculate inventory reserves using a combination of lower of cost or market analysis, analysis of historical usage data, forecast demand data and historical disposal rates. Specific product valuation analysis is applied, if practicable, to those items of inventory representing a higher portion of the value of inventory on-hand. At December 31, 2009 and June 30, 2009 our inventory reserves were $91.1 million and $91.5 million, respectively.

Note 4 – Property, Plant and Equipment, net

Property, plant and equipment consist of the following:

	Estimated Useful Lives (in Years)	December 31, 2009	June 30, 2009
Land		$12,871	$13,506
Buildings and improvements	1-50	284,825	291,831
Machinery and equipment	3-20	947,368	948,123
Furniture and fixtures	3-10	33,585	40,069

Property, plant and equipment, gross		1,278,649	1,293,529
Less accumulated depreciation and amortization		(806,969)	(774,933)

Property, plant and equipment, net		$471,680	$518,596

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

Details of our accrued warranties are as follows:

	Six Months Ended December 31,
	2009	2008
Accrued warranties, June 30,	$116,673	$126,977
Warranty provisions	21,697	36,268
Warranty payments (cash or in-kind)	(50,616)	(34,107)
Other(1)	1,698	(12,920)

Accrued warranties, December 31,	$89,452	$116,217

(1)	Other primarily represents foreign currency translation.

Note 6 – Earnings (Loss) Per Share

The following table presents the calculation of basic and diluted earnings (loss) per share of common stock outstanding:

	Three Months Ended December 31,
	2009		2008
	Basic	Diluted	Basic	Diluted
Net income (loss)	$16,099	$16,099	$(319,131)	$(319,131)

Weighted average shares outstanding	70,474	70,474	58,555	58,555
Employee stock options	—	541	—	—

Total weighted average shares outstanding	70,474	71,015	58,555	58,555

Earnings (loss) per share	$0.23	$0.23	$(5.45)	$(5.45)

	Six Months Ended December 31,
	2009		2008
	Basic	Diluted	Basic	Diluted
Net income (loss)	$6,626	$6,626	$(298,143)	$(298,143)

Weighted average shares outstanding	70,324	70,324	58,539	58,539
Employee stock options	—	405	—	—

Total weighted average shares outstanding	70,324	70,729	58,539	58,539

Earnings (loss) per share	$0.09	$0.09	$(5.09)	$(5.09)

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

Certain options were outstanding and not included in the computation of diluted earnings per share because the assumed exercise of these options would have been antidilutive. Options to purchase 2,512,811 and 2,828,419 shares of our common stock with exercise prices ranging from $28.51 to $126.94 and $11.00 to $126.94 per share during the three months ended December 31, 2009 and 2008, respectively, were outstanding and excluded from the computation of diluted earnings per share because they would have been antidilutive. In addition, zero and 478,354 restricted shares and restricted share units for the three months ended December 31, 2009 and 2008, respectively, were excluded from the computation of diluted earnings per share as they also would have been antidilutive.

Certain options were outstanding and not included in the computation of diluted earnings per share because the assumed exercise of these options would have been antidilutive. Options to purchase 2,639,805 and 2,720,520 shares of our common stock with exercise prices ranging from $26.64 to $126.94 and $11.00 to $126.94 per share during the six months ended December 31, 2009 and 2008, respectively, were outstanding and excluded from the computation of diluted earnings per share because they would have been antidilutive. In addition, 4,363 and 321,617 restricted shares and restricted share units for the six months ended December 31, 2009 and 2008, respectively, were excluded from the computation of diluted earnings per share as they also would have been antidilutive.

The conversion terms of the Convertible Notes will affect the calculation of diluted earnings per share if the price of our common stock exceeds the conversion price of the Convertible Notes. The initial conversion price of the Convertible Notes is approximately $104 per share, subject to adjustment in specified circumstances as described in the Indenture. Upon conversion, a holder of Convertible Notes will receive an amount per Convertible Note in cash equal to the lesser of $1,000 or the conversion value of the Convertible Notes, determined in the manner set forth in the Indenture. If the conversion value exceeds $1,000, we will deliver $1,000 in cash and, at our option, cash or common stock or a combination of cash and common stock for the conversion price in excess of $1,000. The conversion option is indexed to our common stock and therefore is classified as equity. The conversion option will not result in an adjustment to net income in calculating diluted earnings per share. The dilutive effect of the conversion option will be calculated using the treasury stock method. Therefore, conversion settlement shares will be included in diluted shares outstanding if the price of our common stock exceeds the conversion price of the Convertible Notes.

Note 7 – Goodwill

During the three and six months ended December 31, 2009, we recognized $4.2 million and $7.2 million, respectively, of goodwill associated with a prior year acquisition of Innovative Systems GmbH. This contingent purchase price consideration was recorded in our Automotive segment. The annual goodwill impairment test conducted in April 2009 indicated that no goodwill was supportable at present in our Automotive segment and, as a result, we recorded goodwill impairment charges of $4.2 million and $7.2 million in the three and six months ended December 31, 2009, respectively, which is recorded as a goodwill impairment in our Condensed Consolidated Statement of Operations. The contingent purchase price consideration associated with the acquisition of Innovative Systems GmbH continues unless a buyout option is exercised by either the buyer or the seller in September 2010.

In November 2009, we also recognized $9.5 million of goodwill associated with a prior year acquisition of QNX Software Systems Co. (“QNX”) which was recorded as contingent purchase price consideration when the contingency lapsed. The funds to pay this consideration had been placed in escrow and therefore were included in current assets in our Condensed Consolidated Balance Sheets and as a result, the payment had no effect on our cash balance. In fiscal year 2009, we reclassified the QNX business to our Other segment. We performed a fair value analysis to allocate the goodwill between the Automotive and Other segments and therefore have similarly allocated this additional purchase price consideration goodwill between the Automotive and Other segments. As a result, $5.1 million of this goodwill was allocated to our Automotive segment. As discussed above, our annual goodwill impairment test conducted in April 2009 indicated that no goodwill was supportable at present in our Automotive segment and, as a result, we recorded additional goodwill impairment charges of $5.1 million in both the three and six months ended December 31, 2009.

Note 8 – Debt

Amended Credit Agreement

We are party to a second amended and restated multi-currency, multi-option revolving credit facility with a group of banks (the “Amended Credit Agreement”), which is more fully described in our Form 10-K. We repaid $6.7 million of borrowings under the Amended Credit Agreement during the six months ended December 31, 2009. At December 31, 2009, we had no available borrowing capacity under the Amended Credit Agreement and outstanding borrowings of

$228.8 million, consisting of $222.5 million under the revolving credit facility and outstanding letters of credit of $6.3 million. Our total borrowings did not exceed our borrowing capacity. The Amended Credit Agreement contains a provision that allows our total outstanding borrowings to exceed the borrowing capacity by 5 percent for foreign currency translation, which is equal to $243.6 million. At December 31, 2009, we had not exceeded this amount. Refer to Note 20 - Subsequent Events for information relating to repayments under the Amended Credit Agreement.

In accordance with the Amended Credit Agreement, we are required to maintain funds on deposit in a separate bank account in an aggregate amount equal to the outstanding letters of credit which are undrawn and unexpired. At December 31, 2009, we had $8.0 million on deposit in a separate bank account to satisfy this requirement.

The Amended Credit Agreement contains financial and other covenants that are more fully described in our Form 10-K. If we do not meet the forecast in our budgets, we could violate our debt covenants and, absent a waiver from our lenders or an amendment to our Amended Credit Agreement, we could be in default under the Amended Credit Agreement and, as a result, our debt under the Amended Credit Agreement could become due which would have a material adverse effect on our financial condition and results of operations, and could also lead to an event of default under the Indenture and the acceleration of the Convertible Notes. As of December 31, 2009, we were in compliance with all the financial covenants of the Amended Credit Agreement. We believe we will be in compliance with these covenants for at least the next 12 months.

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

The Indenture contains covenants, one of which requires us to calculate, each time we incur additional indebtedness, the ratio of Consolidated Total Debt to Consolidated EBITDA, as defined in the Indenture, for the most recently ended four quarter period. In April 2009, we exceeded the maximum ratio for this covenant and, as a result, for the period covered by this report, we were not able to incur additional indebtedness without obtaining a waiver from the holders of a majority in principal amount of the Convertible Notes. The covenant prohibiting the incurrence of additional debt expires on October 23, 2010. Refer to Note 20 - Subsequent Events for information relating to an amendment of this covenant. We believe that we will be in compliance with the covenants under the Indenture, as amended, for at least the next 12 months.

Note 9 – Income Taxes

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income. Income tax expense for the three months ended December 31, 2009 was $10.2 million, compared to an income tax benefit of $50.2 million for the same period in the prior year. The effective rate for the three months ended December 31, 2009 was 34.1 percent, compared to 13.6 percent in the same period in the prior year. For the six months ended December 31, 2009, the income tax expense was $5.6 million, compared to an income tax benefit of $43.1 million for the same period in the prior year. The effective tax rate for the six months ended December 31, 2009 was 32.0 percent, compared to an effective tax rate of 12.6 percent for the same period last year. The effective tax rate for the three and six months ended December 31, 2009 of 34.1 percent and 32.0 percent, respectively, includes the benefits of the US research and development credit and foreign tax benefits reduced by the tax effects of significant unusual or infrequent items that are recorded separately or recorded net of their related tax effects.

As of December 31, 2009, unrecognized tax benefits and the related interest were $14.2 million and $1.1 million, respectively, all of which would affect the tax rate if recognized. This amount of $15.3 million is included with noncurrent liabilities in our Condensed Consolidated Balance Sheet at December 31, 2009 as we do not expect settlement within the next twelve months. During the three and six months ended December 31, 2009, we recorded a benefit related to uncertain tax positions of $1.4 million and $0.9 million, respectively.

Note 10 – Shareholders’ Equity

Preferred Stock

As of December 31, 2009 and June 30, 2009, we had no shares of preferred stock outstanding. We are authorized to issue 5 million shares of preferred stock, $0.01 par value.

Common Stock

We have 200 million authorized shares of common stock, $0.01 par value. At December 31 and June 30, 2009, we had 95,028,264 and 94,929,595 shares issued; 25,599,817 and 25,599,817 shares in treasury stock and 69,428,447 and 69,329,778 shares outstanding (net of treasury stock), respectively.

Changes in Equity:

The following is a summary of the changes in Accumulated Other Comprehensive Income (“AOCI”) for the three months ended December 31, 2009 and 2008:

	Three Months Ended
	December 31, 2009	December 31, 2008
Net income (loss):	$16,099	$(319,131)
Foreign currency translation	(7,607)	(22,019)
Unrealized gain on hedging	8,857	2,486
Changes in pension benefits	(85)	138
Unrealized gain (loss) on available-for-sale securities	141	(3,542)

Total accumulated other comprehensive income	$17,405	$(342,068)

The following is a summary of the changes in AOCI and changes in equity for the six months ended December 31, 2009 and 2008:

	Preferred Stock	Common Stock	Additional Paid-in Capital	AOCI	Retained Earnings	Treasury Stock	Harman Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at June 30, 2009	$—	$949	$869,609	$57,198	$1,126,946	$(1,047,570)	$1,007,132	$786	$1,007,918

Net income	—	—	—	—	6,626	—	6,626	—	6,626
Foreign currency translation	—	—	—	16,441	—	—	16,441	—	16,441
Unrealized gain on hedging	—	—	—	6,009	—	—	6,009	—	6,009
Changes in pension benefits	—	—	—	(18)	—	—	(18)	—	(18)
Unrealized gain on available-for-sale securities	—	—	—	211	—	—	211	—	211

Comprehensive income	—	—	—	22,643	6,626	—	29,269	—	29,269
Exercise of stock options, net of shares received	—	—	847	—	—	—	847	—	847
Share based compensation	—	1	9,748	—	—	—	9,749	—	9,749
Noncontrolling interest	—	—	—	—	—	—	—	(786)	(786)

Balance at December 31, 2009	$—	$950	$880,204	$79,841	$1,133,572	$(1,047,570)	$1,046,997	$—	$1,046,997

	Preferred Stock	Common Stock	Additional Paid-in Capital	AOCI	Retained Earnings	Treasury Stock	Harman Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at June 30, 2008	$—	$841	$676,648	$191,531	$1,560,657	$(1,047,570)	$1,382,107	$34	$1,382,141

Net loss	—	—	—	—	(298,142)	—	(298,142)	—	(298,142)
Foreign currency translation	—	—	—	(120,793)	—	—	(120,793)	—	(120,793)
Unrealized gain on hedging	—	—	—	7,167	—	—	7,167	—	7,167
Changes in pension benefits	—	—	—	(168)	—	—	(168)	—	(168)
Unrealized loss on available-for-sale securities	—	—	—	(4,630)	—	—	(4,630)	—	(4,630)

Comprehensive loss	—	—	—	(118,424)	(298,142)	—	(416,566)	—	(416,566)
Exercise of stock options, net of shares received	—	—	101	—	—	—	101	—	101
Share based compensation	—	1	(89)	—	—	—	(88)	—	(88)
Dividends ($0.05 per share)	—	—	—	—	(1,464)	—	(1,464)	—	(1,464)
Noncontrolling interest	—	—	—	—	—	—	—	(34)	(34)

Balance at December 31, 2008	$—	$842	$676,660	$73,107	$1,261,051	$(1,047,570)	$964,090	$—	$964,090

AOCI

At December 31, 2009 and June 30, 2009 AOCI consists of the following:

	December 31, 2009	June 30, 2009
Accumulated other comprehensive income:
Foreign currency translation	$100,996	$84,555
Unrealized loss on hedging	(3,032)	(9,041)
Pension benefits	(13,839)	(13,821)
Unrealized loss on available-for-sale securities	(4,284)	(4,495)

Total accumulated other comprehensive income	$79,841	$57,198

There are approximately $1.5 million of investments included in other current assets at December 31, 2009 that have been classified as available-for-sale securities. These securities are recorded at fair value with realized gains or losses recorded in income and unrealized gains and losses recorded in other comprehensive income (loss), net of taxes.

Note 11 – Share-Based Compensation

Share-Based Compensation

On December 31, 2009, we had one share-based compensation plan with shares available for future grants, the Amended and Restated 2002 Stock Option and Incentive Plan (the “2002 Plan”). The 2002 Plan permits the grant of stock options, stock appreciation rights, restricted stock and restricted stock units in an aggregate amount not to exceed 6,760,000 shares of our common stock. During the six months ended December 31, 2009 options to purchase 600,135 shares of our common stock and 763,756 restricted stock units were granted under the 2002 Plan. No shares of restricted stock or restricted stock units were granted outside the 2002 Plan during the same period.

Share-based compensation expense was $5.3 million and $3.5 million for the three months ended December 31, 2009 and 2008, respectively, and was $10.5 million and $0.1 million for the six months ended December 31, 2009 and 2008, respectively. Share-based compensation expense for the three and six months ended December 31, 2008 was reduced due to stock option forfeitures recorded in connection with the retirement of senior executives. The total income tax benefit (expense) recognized in the Condensed Consolidated Statements of Operations for share-based compensation arrangements was $1.1 million and $0.8 million for the three months ended December 31, 2009 and 2008, respectively, and was $1.3 million and $(1.0) million for the six months ended December 31, 2009 and 2008, respectively.

Fair Value Determination

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions noted in the following table.

	Six Months Ended December 31,
	2009	2008
Expected volatility	59.9% -79.0%	42.0% -58.6%
Weighted-average volatility	68.6%	49.0%
Expected annual dividend	$—	$0.05
Expected term (in years)	1.98 -3.98	1.91 -6.51
Risk-free rate	0.9% -1.9%	1.3% -3.6%

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

Stock Option Activity

A summary of option activity under our stock option plans as of December 31, 2009 and changes during the six months ended December 31, 2009 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2009	2,613,982	$60.90	7.19	$679
Granted	600,135	28.51
Exercised	(56,285)	15.05
Forfeited or expired	(113,517)	63.99

Outstanding at December 31, 2009	3,044,315	55.24	7.63	9,880

Exercisable at December 31, 2009	1,085,410	$66.63	6.08	$2,881

The weighted-average grant-date fair value of options granted during the three months ended December 31, 2009 and 2008 was zero and $6.70, respectively. The weighted-average grant-date fair value of options granted during the six months ended December 31, 2009 and 2008 was $12.79 and $11.64, respectively. The total intrinsic value of options exercised during the three months ended December 31, 2009 and 2008 was $0.5 million and $0.3 million, respectively. The total intrinsic value of options exercised during the six months ended December 31, 2009 and 2008 was $1.0 million and $0.3 million, respectively.

Grant of Stock Options with Market Conditions

We granted 330,470 stock options containing a market condition to employees on March 21, 2008. The options vest three years from the date of grant based on a comparison of Harman’s total shareholder return (“TSR”) to the TSR of a selected peer group of publicly listed multinational companies. TSR will be measured as the annualized increase in the aggregate value of a company’s stock price plus the value of dividends, assumed to be reinvested into shares of the company’s stock at the time of dividend payment. The base price to be used for the TSR calculation of $42.19 is the 20-day trading average from February 6, 2008 through March 6, 2008. The ending price to be used for the TSR calculation will be the 20-day trading average prior to and through March 6, 2011. The grant date fair value of $4.2 million was calculated using a combination of Monte Carlo simulation and lattice-based models. Share-based compensation expense for these awards was $0.7 million and $0.7 million for the six months ended December 31, 2009 and 2008, respectively.

Restricted Stock Awards

A summary of the status of our nonvested restricted stock as of December 31, 2009 and changes during the six months ended December 31, 2009, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at June 30, 2009	86,992	$81.11
Granted	—	—
Vested	(3,000)	116.65
Forfeited	—	—

Nonvested at December 31, 2009	83,992	$79.84

As of December 31, 2009, there was $1.4 million of total unrecognized compensation cost related to nonvested restricted stock-based compensation arrangements. The weighted average recognition period was 2.36 years. At December 31, 2009, a total of 83,992 shares of restricted stock were outstanding of which 51,000 were granted under the 2002 Plan and 32,992 were granted outside of the Plan.

Restricted Stock Units

In January and September 2008, we granted 34,608 and 28,344 cash-settled restricted stock units, respectively, outside the 2002 Plan. These restricted stock units are accounted for as liability awards and are recorded at the fair value at the end of the reporting period in accordance with their vesting schedules. There were no settlements of these restricted stock units during the three months ended December 31, 2009 and 2008. During the six months ended December 31, 2009 and 2008, 1,608 of these restricted stock units were settled at a cost of approximately $0.1 million in each period. At December 31, 2009, 30,468 cash-settled restricted stock units were outstanding.

We granted 380,400 and 133,507 restricted stock units with performance conditions in the six months ended December 31, 2009 and 2008, respectively, under the 2002 Plan. The restricted stock units cliff vest three years from the date of grant based on attainment of certain performance targets in fiscal 2012 and 2011, respectively. Compensation expense is recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the performance targets will be met. We have recognized compensation expense based on our estimate of the probability of achieving the targets.

In the six months ended December 31, 2009 and 2008, we also granted 383,356 and 358,170 restricted stock units, respectively, under the 2002 Plan that vest three years from the date of grant.

A summary of equity classified restricted stock unit activity as of December 31, 2009 and changes during the six months ended December 31, 2009 is presented below:

Restricted Stock Units
Nonvested at June 30, 2009	506,064
Granted	763,756
Vested	(60,279)
Forfeited	(21,267)

Nonvested at December 31, 2009	1,188,274

At December 31, 2009, the aggregate intrinsic value of equity classified restricted stock units was $41.9 million. As of December 31, 2009, there was $22.8 million of total unrecognized compensation cost related to restricted stock unit compensation arrangements. The weighted average recognition period was 2.36 years.

Chief Executive Officer Special Enterprise Value Bonus

Our Chief Executive Officer (“CEO”) was granted a special bonus award in November 2007 (the “Special Bonus Award”). The award was to be settled in cash based on a comparison of Harman’s enterprise value at November 2012 to the enterprise value at the grant date in November 2007. This award is classified as a liability in our Condensed Consolidated Balance Sheet at June 30, 2009. The fair value of the Special Bonus Award is required to be measured each quarter using a Monte Carlo simulation model.

On September 1, 2009, pursuant to the terms of an amendment to the CEO’s employment letter agreement, the Special Bonus Award was cancelled and replaced with the right to an annual equity award for fiscal years 2011 through 2013 (the “Annual Equity Grant”). On September 1, 2009, both time-based and performance based restricted stock units were granted to the CEO pursuant to the terms of the Annual Equity Grant. The replacement of the Special Bonus Award with the awards granted pursuant to the Annual Equity Grant was accounted for as a modification of an existing award. As a result of this modification, approximately $0.5 million was reclassified from a liability to additional paid-in capital in the first quarter of fiscal year 2009 in our Condensed Consolidated Balance Sheet and $0.5 million was recognized as compensation expense within Selling, General & Administrative expenses (“SG&A”) in our Condensed Consolidated Statement of Operations in the first quarter.

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

At December 31, 2009, we had outstanding foreign currency forward exchange contracts which are summarized below:

	Gross Notional Value	Fair Value Asset/ (Liability) (1)
Currency Hedged (Buy/Sell):
US Dollar/Euro	$154,573	$(2,967)
Canadian Dollar/US Dollar	12,723	303
Swiss Franc/US Dollar	14,490	(376)
Euro/British Pound	8,593	(30)
Japanese Yen/Euro	6,450	180
Swedish Krona/Euro	5,865	90
Other	5,503	(85)

Total	$208,197	$(2,885)

(1)	Represents the net receivable/(payable) included in the Condensed Consolidated Balance Sheet.

Cash Flow Hedges

We designate a portion of our foreign currency derivative contracts as cash flow hedges of foreign currency denominated purchases. As of December 31, 2009, we had $169.1 million of forward contracts maturing through September 2010 in various currencies to hedge foreign currency denominated assets. These contracts are recorded at fair value in the accompanying Condensed Consolidated Balance Sheets. The changes in fair value for these contracts on a spot to spot basis are reported in accumulated other comprehensive income and are reclassified to either cost of sales or selling general & administrative expenses (“SG&A”), depending on the nature of the underlying asset or liability that is being hedged, in our Condensed Consolidated Statements of Operations, in the period or periods during which the underlying transaction occurs. If it becomes apparent that an underlying forecasted transaction will not occur, the amount recorded in accumulated other comprehensive income related to the hedge is reclassified to other expenses, in our Condensed Consolidated Statements of Operations, in the then-current period. Amounts relating to such reclassifications were immaterial for the three and six months ended December 31, 2009 and 2008.

Changes in the fair value of the derivatives are highly effective in offsetting changes in the cash flows of the hedged items because the amounts and the maturities of the derivatives approximate those of the forecasted exposures. Any ineffective portion of the derivative is recognized in the current period in our Condensed Consolidated Statements of Operations, in the same line item in which the foreign currency gain or loss on the underlying hedged transaction was recorded. We recognized less than $0.1 million of ineffectiveness for the three and six months ended December 31, 2009 and no ineffectiveness for the three and six months ended December 31, 2008, and all components of each derivative’s gain or loss, with the exception of forward points (see below), were included in the assessment of hedge ineffectiveness. At December 31, 2009, the net liability fair value of these contracts was $2.0 million. The amount associated with these hedges that is expected to be reclassified from accumulated other comprehensive income to earnings within the next 12 months is a loss of $3.0 million.

We elected to exclude forward points from the effectiveness assessment. At the end of the period we calculate the excluded amount, which is the fair value relating to the change in forward points that is recorded to current earnings as miscellaneous, net. For the three months ended December 31, 2009 and 2008, we recognized $0.4 million and $0.6 million, respectively, in net gains related to the change in forward points. For the six months ended December 31, 2009 and 2008, we recognized $0.8 million and $0.7 million, respectively, in net gains related to the change in forward points.

Economic Hedges

When hedge accounting is not applied to derivative contracts, we recognize the gain or loss on the associated contracts directly in current period earnings in cost of sales, in our Condensed Consolidated Statements of Operations, as unrealized exchange gains/(losses). As of December 31, 2009, we had $39.1 million of forward contracts maturing through May 2010 in various currencies to hedge foreign currency denominated inter-company loans and other foreign currency denominated assets. At December 31, 2009, the fair value of these contracts was a liability of $0.2 million. Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans and other foreign denominated assets in other non-operating income.

Interest Rate Risk Management

We have one interest rate swap contract with a notional amount of $26.0 million to manage our interest rate exposure and effectively convert interest on an operating lease from a variable rate to a fixed rate. The objective of the swap is to offset changes in rent expenses caused by interest rate fluctuations. The interest rate swap contract is designated as a cash flow hedge. At the end of each reporting period, the discounted fair value of the swap contract is calculated and recorded in accumulated other comprehensive income and reclassified to rent expense, within SG&A in our Condensed Consolidated Statements of Operations, in the then current period. If the hedge is determined to be ineffective, the ineffective portion will be reclassified from other comprehensive loss and recorded as rent expense, within SG&A. We recognized less than $0.1 million of ineffectiveness for the three and six months ended December 31, 2009 and no ineffectiveness for the three and six months ended December 31, 2008, and all components of the derivative loss were included in the assessment of the hedged effectiveness. The amount associated with the swap contract that is expected to be recorded as rent expense in the next 12 months is a loss of $0.8 million.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(in thousands, except per-share data and where otherwise noted)

(Unaudited)

The following tables provide a summary of the fair value amounts of our derivative instruments as of December 31, 2009:

Fair Values of Derivative Instruments as of December 31, 2009:

	Balance Sheet Location	December 31, 2009
Derivatives Designated as Hedging Instruments, Gross:
Other assets:
Foreign exchange contracts-forwards	Other assets	$3,138
Other liabilities:
Foreign exchange contracts-forwards	Other liabilities	5,141
Interest rate swap	Accrued liabilities	985
Interest rate swap	Other non-current liabilities	808

Total liabilities		6,934

Net liability for derivatives designated as hedging instruments		3,796

Economic Hedges, Gross:
Other assets:
Foreign exchange contracts-forwards/swaps	Other assets	840
Other liabilities:
Foreign exchange contracts-forwards/swaps	Other liabilities	1,713

Net liability for economic hedges:		873

Total net derivative liability		$4,669

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(in thousands, except per-share data and where otherwise noted)

(Unaudited)

Derivatives Designated as Cash Flow Hedges:

The following tables show derivative activity for derivatives designated as cash flow hedges for the three and six months ended December 31, 2009:

Derivatives Designated as Cash Flow Hedging Instruments For the Three Months Ended December 31, 2009:

Derivative	Gain/(Loss) Recognized in OCI (Effective Portion)	Location of Derivative Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion)	Loss Recognized in Income on Derivatives (Ineffective Portion)	Location of Amount Excluded from Effectiveness Testing	Loss from Amounts Excluded from Effectiveness Testing

Foreign exchange contract—forwards	$121	Cost of sales	$(7,959)		$—	Other expense, net	$(171)
Foreign exchange contract—forwards	—	SG&A	1,860		—	SG&A	(136)
Interest rate swap	(91)	Rent expense	(221)	Rent expense	(5)		—

Total cash flow hedges	$30		$(6,320)		$(5)		$(307)

Less than $0.1 million of ineffectiveness was recognized in the Condensed Consolidated Statements of Operations for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness with the exception of forward points.

Derivatives Designated as Cash Flow Hedging Instruments For the Six Months Ended December 31, 2009:

Derivative	Loss Recognized in OCI (Effective Portion)	Location of Derivative Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion)	Loss Recognized in Income on Derivatives (Ineffective Portion)	Location of Amount Excluded from Effectiveness Testing	Loss from Amounts Excluded from Effectiveness Testing

Foreign exchange contract—forwards	$(4,350)	Cost of sales	$(10,345)		$—	Other expense, net	$(173)
Foreign exchange contract—forwards	—	SG&A	2,793		—	SG&A	(166)
Interest rate swap	(438)	Rent expense	(409)	Rent expense	(44)		—

Total cash flow hedges	$(4,788)		$(7,961)		$(44)		$(339)

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(in thousands, except per-share data and where otherwise noted)

(Unaudited)

Derivatives Designated as Economic Hedges:

The following summarizes gains from our derivative instruments that are not designated as hedging instruments for the three and six months ended December 31, 2009:

Derivative	Location of Derivative Gain	Three Months Ended December 31, 2009	Six Months Ended December 31, 2009

Foreign exchange contracts—forwards	Cost of sales	$361	$1,408

Note 13 – Fair Value Measurements

Under fair value accounting guidance, there is a three-tier fair value hierarchy to prioritize the inputs used in measuring fair value. The hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels are defined as follows:

Level 1:	Observable inputs, such as unadjusted quoted market prices in active markets for the identical asset or liability.

Level 2:	Inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3:	Unobservable inputs that reflect the entity’s own assumptions in measuring the asset or liability at fair value.

The following table provides the fair value hierarchy for financial assets and liabilities measured on a recurring basis:

	Fair Value at December 31, 2009
Description	Level 1	Level 2	Level 3

Assets:
Short-term investments	$154,907	$—	$—
Money market funds	17,947	—	—
Available-for-sale securities	1,506	—	—
Foreign currency forward contracts	—	(2,876)	—
Interest rate swap	—	(1,793)	—

Total	$174,360	$(4,669)	$—

Money market funds and available-sale-securities are classified as Level 1 as the fair value was determined from market quotes obtained from financial institutions in active markets.

We use foreign currency contracts and an interest rate swap contract to hedge market risks relating to possible adverse changes in foreign currency exchange rates and interest rates. Our foreign currency contracts were measured at fair value using Level 2 inputs. Such inputs include foreign currency spot and forward rates for similar transactions in actively quoted markets.

We have elected to use the income approach to value our interest rate swap contract, which uses observable Level 2 inputs at the measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted). Level 2 inputs for the swap contract valuation are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates) at commonly quoted intervals, and credit risk. These key inputs, including the LIBOR cash rates for very short-term, futures rates for up to two years, and LIBOR swap rates beyond the derivative maturity are used to construct the swap yield curve and discount the future cash flows to present value at the measurement date. As the interest rate swap contract is a derivative asset, a credit default swap basis

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(in thousands, except per-share data and where otherwise noted)

(Unaudited)

available at commonly quoted intervals has been collected from Bloomberg and applied to all cash flows. If the interest rate swap contract was determined to be a derivative liability, we would be required to reflect potential credit risk to lenders using a borrowing rate specific to our company. See Note 12 – Derivatives, for further discussion regarding our derivative financial instruments.

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

Fair value provisions for nonfinancial assets and liabilities were adopted by us in the first quarter of fiscal 2010. There was no impact on our results of operations from this adoption.

Note 14 – Restructuring Program

We announced a restructuring program in June 2006 designed to increase efficiency in our manufacturing, engineering and administrative organizations. The implementation of this program has continued through fiscal year 2010, as we expanded our restructuring actions to improve our global footprint, cost structure, technology portfolio, human resources, and internal processes.

In fiscal year 2009, programs initiated included the closure of the Woodbury, New York facility and numerous headcount reductions across our business units to reduce excess capacity due to decreased sales. The most significant of these programs were in Germany, Austria, the United Kingdom and various locations in the United States. In fiscal year 2010, we announced the relocation of certain manufacturing activities from the United Kingdom to Hungary and a consolidation and optimization of our manufacturing capabilities in China and a reorganization of our portable navigation device business (“PND”) business in Germany, which resulted in our exit of the PND distribution channel.

For the three months ended December 31, 2009 our Automotive and Professional segments updated their severance accruals based on new estimates which took into account higher than originally anticipated natural attrition rates. As a result, these restructuring accruals were reduced by approximately $12.0 million to reflect these updated estimates which are included within expense in the tables below.

For the six months ended December 31, 2009, we recorded $4.8 million for our restructuring program, primarily within SG&A, of which $4.1 million related to employee termination benefits. Cash paid for these and prior initiatives was $29.8 million. In addition, we have recorded $3.2 million of accelerated depreciation and inventory provisions primarily in cost of sales.

For the six months ended December 31, 2008, we recorded $27.1 million for our restructuring program, primarily within SG&A, of which $20.9 million related to employee termination benefits. Cash paid for these initiatives was $17.6 million. In addition, we recorded $8.7 million, primarily in cost of sales, relating to accelerated depreciation and the classification of the Martinsville property from held and used to held for sale.

Below is a rollforward of our restructuring accrual for the six months ended December 31, 2009 and 2008:

	Six Months Ended December 31,
	2009	2008

Beginning accrued liability	$77,454	$35,601
Expense	4,764	27,147
Utilization(1)	(28,752)	(18,852)

Ending accrued liability	$53,466	$43,896

(1)	Includes cash payments and the effects of foreign currency translation.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(in thousands, except per-share data and where otherwise noted)

(Unaudited)

Restructuring expenses by reporting segment are as follows and include accruals for new programs as noted above plus revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Automotive	$(1,106)	$4,770	$2,154	$8,388
Consumer	3,364	5,013	3,347	5,428
Professional	(1,028)	5,622	(989)	5,641
Other	66	6,874	252	7,691

Total	1,296	22,278	4,764	27,147

Accelerated depreciation and inventory provisions	2,671	3,050	3,152	8,661

Total	$3,967	$25,328	$7,916	$35,808

Note 15 – Retirement Benefits

Plan Descriptions

Retirement savings plan

We provide a Retirement Savings Plan for certain employees in the United States. Under the plan, employees may contribute up to 50 percent of their pretax compensation subject to certain limitations. Each business unit will make a safe harbor non-elective contribution in an amount equal to three percent of a participant’s eligible contribution. Upon approval of the board of directors, each business unit may make a matching contribution of up to three percent (50 percent on the first six percent of an employee’s tax-deferred contribution) and a profit sharing contribution. Matching and profit sharing contributions vest at a rate of 25 percent for each year of service with the employer, beginning with the second year of service. Effective January 1, 2009, we suspended the matching and safe harbor non-elective contributions for these plans. The employer matching contribution has been reinstated as of January 1, 2010.

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

The following table presents the components of net periodic benefit costs:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Service cost	$592	$1,043	$1,170	$1,649
Interest cost	1,980	1,562	3,931	3,752
Amortization of prior service cost	352	439	703	957
Amortization of net loss	177	59	353	127

Net periodic benefit cost	$3,101	$3,103	$6,157	$6,485

During the six months ended December 31, 2009, we made contributions of $3.9 million to the defined benefit pension plans which were paid to participants. We expect to make approximately $4.3 million in contributions for the remainder of the fiscal year ending June 30, 2010.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(in thousands, except per-share data and where otherwise noted)

(Unaudited)

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

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(in thousands, except per-share data and where otherwise noted)

(Unaudited)

The following table reports net sales and operating income (loss) by each reporting segment:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Net sales:
Automotive	$668,030	$517,187	$1,210,992	$1,134,110
Consumer	127,285	115,993	211,092	217,503
Professional	132,810	112,817	254,301	254,084
Other	9,364	9,878	18,472	19,368

Total	$937,489	$755,875	$1,694,857	$1,625,065

Operating income (loss):
Automotive	$29,504	$(320,169)	$24,806	$(299,704)
Consumer	5,697	(25,331)	6,452	(26,712)
Professional	20,589	6,715	37,408	27,888
Other	(16,368)	(27,758)	(30,742)	(35,558)

Total	$39,422	$(366,543)	$37,924	$(334,086)

Other operating loss includes activity related to our corporate operations, net of reporting segment allocations.

Note 17 – Significant Customers

Presented below are the percentages of net sales to and net accounts receivables due from customers who represent ten percent or more of our net sales or net accounts receivable for the periods presented:

	Net Sales		Accounts Receivable, net
	Six Months Ended December 31,		December 31,
	2009	2008	2009	2008
BMW	18%	13%	11%	4%
Audi/Volkswagen	13%	15%	12%	5%
Daimler AG	8%	10%	9%	3%
Other customers	61%	62%	68%	88%

Total	100%	100%	100%	100%

We anticipate that BMW, Audi/Volkswagen and Daimler AG will continue to account for a significant portion of our net sales and net accounts receivable for the foreseeable future. Our automotive customers are not obligated to any long-term purchase of our products.

Note 18 – Commitments and Contingencies

At December 31, 2009, we were subject to legal claims and litigation arising in the ordinary course of business, including the matters described below. The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial position or results of operations.

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

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(in thousands, except per-share data and where otherwise noted)

(Unaudited)

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

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(in thousands, except per-share data and where otherwise noted)

(Unaudited)

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

Automotive Supply Arrangements

We have arrangements with our automotive customers to provide products that meet predetermined technical specifications and delivery dates. In the event that we do not satisfy the performance obligations under these arrangements, we may be required to indemnify the customer. We accrue for any loss that we expect to incur under these arrangements when that loss is probable and can be reasonably estimated. In the three and six months ended December 31, 2009, we incurred zero and $11.7 million, respectively, of costs relating to delayed delivery of product to an automotive customer. In the three and six months ended December 31, 2008, we incurred $2.6 million in both periods of costs relating to delayed delivery of product to an automotive customer. An inability to meet performance obligations on automotive platforms to be delivered in future periods could adversely affect our results of operations and financial condition in future periods.

Note 19 – Investment in Joint Venture

In October 2005, we formed Harman Navis, a joint venture located in Korea, to engage in the design and development of navigation systems for Asian markets. We evaluated the joint venture agreement and determined that the newly formed joint venture was a VIE requiring consolidation under the appropriate accounting guidance. We owned a 50 percent equity interest in the joint venture. We are not obligated to fund any joint venture losses beyond our investment.

On July 1, 2009 we adopted new accounting guidance which recharacterized the minority interest to a noncontrolling interest and changed presentation requirements in our Condensed Consolidated Financial Statements. Refer to Note 2 – New Accounting Standards for further information.

In fiscal year 2009, we entered into a restructuring agreement which amends the Harman Navis joint venture agreement and other related agreements which resulted in the sale of this joint venture to our 50 percent equity partner (“Navis”) over a period of 26 months. As a result of the restructuring agreement, we and Navis agreed to have Navis purchase our interest in the joint venture for an aggregate price of $20 million, payable in three installments through June 2011. The first of these amounts was due on December 15, 2009 and, on such date, a payment in the amount of $10 million was made in exchange for 50 percent of our equity interest. In addition, we agreed to pay a guaranteed royalty of $29 million over a three year period, in lieu of future royalty payments. No cash was exchanged in this transaction since both the amount payable and receivable from Navis were equal and offsetting.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(in thousands, except per-share data and where otherwise noted)

(Unaudited)

As a result of this transaction, we determined that we were no longer the primary beneficiary of the joint venture and therefore deconsolidated the joint venture and recorded an investment of $2.8 million in our Condensed Consolidated Balance Sheets which is being accounted for under the equity method. Our remaining 25 percent equity interest was measured at fair value using a weighted application of the cost, market and income valuation techniques. The deconsolidation of Harman Navis resulted in an overall loss of $13.1 million which is included in our Condensed Consolidated Statement of Operations as deconsolidation of variable interest entity for the three and six months ended December 31, 2009. The loss resulted primarily from the difference between the fair value of the consideration received for the disposal of our equity interest and the net asset value of the joint venture that was deconsolidated.

In addition to the guaranteed royalty discussed above, we also agreed to pay Navis to perform certain engineering development work which will continue post-deconsolidation. We may enter into similar arrangements to support our future product development needs. Navis is considered a related party.

Note 20 – Subsequent Events

We have evaluated subsequent events for recognition or disclosure through February 8, 2010, which was the date we filed our Quarterly Report on Form 10-Q with the SEC.

On January 12, 2010, we entered into a supplemental indenture to the Indenture (the “Supplemental Indenture”) which amended the incurrence of debt covenant contained in the Indenture, which covenant expires on October 23, 2010. The Indenture is more fully described in Note 8 – Debt. The Supplemental Indenture now permits us to, without complying with the consolidated total debt to consolidated EBITDA ratio of 3:25 to 1: (a) incur revolving extensions of credit under the Amended Credit Agreement, up to a maximum amount of $231.6 million, and (b) incur additional indebtedness, subject to a requirement to make a pro rata offer to purchase a principal face amount of the Convertible Notes equal to 50 percent of the aggregate amount of such indebtedness so incurred, plus accrued and unpaid interest thereon. This prepayment obligation survives until the earlier to occur of (i) October 23, 2010 or (ii) the date that less than $200 million in principal amount of Convertible Notes are outstanding, subject in all instances to the satisfaction of certain conditions. Subsequent to entering into the Supplemental Indenture, in January 2010, we paid down $222.5 million of outstanding debt under the Amended Credit Agreement, which amount represented the total outstanding borrowings on that date.

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

We begin our discussion with an executive overview of our company to give you an understanding of our business and the markets we serve. This is followed by a discussion of our critical accounting policies, and then by a discussion of our results of operations for the three and six months ended December 31, 2009 and 2008. We include in this discussion an analysis of certain significant period-to-period variances in our Condensed Consolidated Statements of Operations and an analysis of our restructuring program. We also provide specific information regarding our four business segments: Automotive, Consumer, Professional and Other. We then discuss our financial condition at December 31, 2009 with a comparison to June 30, 2009. This section contains information regarding our liquidity, capital resources and cash flows from operating, investing and financing activities. We complete our discussion with an update on our outlook.

Executive Overview

We believe we are a worldwide leader in the development, manufacturing and marketing of high-quality, high-fidelity audio products and electronic systems. We have developed, both internally and through a series of strategic acquisitions, a broad range of product offerings sold under renowned brand names in our principal markets. We also believe that we are a leader in digitally integrated infotainment systems for the automotive industry. Our AKG®, Crown®, JBL®, Infinity®, harman/kardon®, Lexicon®, dbx®, Studer®/Soundcraft®, Mark Levinson® and Becker® brand names are well-known worldwide for premium quality and performance. We have built these brands by developing our engineering, manufacturing and marketing competencies, and have employed these resources to establish our company as a leader in the markets we serve. We report our business on the basis of four segments. Our Automotive, Consumer and Professional segments are based on the end-user markets we serve. Out fourth segment, Other, includes our QNX business, and compensation, benefits and occupancy costs for corporate employees.

Our products are sold worldwide, with the largest markets located in the United States and Germany. In the United States our primary manufacturing facilities are located in California, Kentucky, Missouri, Indiana and Utah. Outside of the United States, we have manufacturing facilities in Germany, Austria, the United Kingdom, Mexico, Hungary, France and China. We previously announced an expansion of our restructuring program that will reduce our manufacturing footprint in high-cost countries, which resulted in the closure of our Automotive manufacturing facilities in California and Indiana. In October 2009, we sold our Automotive facility in Indiana.

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

Critical Accounting Policies

For the three and six months ended December 31, 2009, there were no significant changes to our critical accounting policies and estimates from those disclosed in the consolidated financial statements and the related notes included in our 2009 Form 10-K, except as discussed below:

Codification: In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 105, “Generally Accepted Accounting Principles” (“ASC 105”). The issuance of ASC 105 confirmed that the FASB ASC (the “Codification”) is the single official source of authoritative GAAP, other than guidance issued by the SEC, and supersedes existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related literature for nongovernmental entities. The Codification does not change GAAP. Instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, is effective for interim and annual periods ending on or after September 15, 2009. Thereafter, only one level of authoritative GAAP exists. All other literature is considered nonauthoritative. We adopted the Codification on July 1, 2009 and updated all disclosures to reference the Codification in our Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2009 and December 31, 2009. The adoption of the Codification did not have a significant impact on the reporting of our financial position, results of operations or cash flows.

Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

Convertible Debt: On July 1, 2009, we adopted the new accounting guidance issued by the FASB within ASC 470-20, “Debt with Conversion and Other Options.” regarding accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The new guidance requires the issuer of convertible debt instruments with cash settlement features to account separately for the liability and equity components of the instrument. Under the new guidance, the debt should be recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate at the time of issuance and the equity component should be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The reduced carrying value on the convertible debt results in a debt discount that should be accreted back to the convertible debt’s principal amount through the recognition of non-cash interest expense over the expected life of the debt, which results in recognizing interest expense on these borrowings at effective rates approximating what we would have incurred had nonconvertible debt with otherwise similar terms been issued.

We had $400 million of 1.25 percent convertible senior notes (the “Convertible Notes”) outstanding at December 31, 2009 and June 30, 2009 which were issued on October 23, 2007 (the “Issuance Date”) that are within the scope of this new guidance. The Convertible Notes were issued at par and we pay interest semi-annually at a rate of 1.25 percent per annum. The initial conversion rate on the Convertible Notes is 9.6154 shares of our common stock per $1,000 principal amount of the Convertible Notes (which is equal to an initial conversion price of approximately $104 per share). The conversion rate is subject to adjustment in specified circumstances described in the indenture governing the Convertible Notes (the “Indenture”).

In accordance with this new guidance, we measured the fair value of the debt components of the Convertible Notes at the Issuance Date using an effective interest rate of 5.6 percent. As a result, we attributed $75.7 million of the proceeds received to the conversion feature of the Convertible Notes at the Issuance Date, which is netted against the face value of the Convertible Notes as a debt discount. This amount represents the excess proceeds received over the fair value of the Convertible Notes at the Issuance Date and is included in additional paid-in capital in our Condensed Consolidated Balance Sheets for the periods presented. The discount is being accreted back to the principal amount of the Convertible Notes through the recognition of non-cash interest expense over the expected life of the Convertible Notes. In addition, we recorded $48.3 million within additional paid-in capital in our Condensed Consolidated Balance Sheets representing the equity component of the Convertible Notes, which is net of tax. The implementation of this new guidance has resulted in a decrease to net income and earnings per share for all periods presented; however, there is no effect on our cash interest payments.

Interest expense related to the Convertible Notes for the three months ended December 31, 2009 and 2008 includes $1.3 million for both periods of contractual cash interest expense and an additional $3.7 million and $3.5 million of non-cash interest expense, respectively, related to the amortization of the discount. Interest expense related to the Convertible Notes for the six months ended December 31, 2009 and 2008 includes $2.5 million for both periods of contractual cash interest expense and an additional $7.4 million and $7.0 million of non-cash interest expense, respectively, related to the amortization of the discount. Refer to Note 2 – New Accounting Standards in the Notes to the Condensed Consolidated Financial Statements for further information.

Business Combinations: On July 1, 2009 we adopted the updated provisions for Business Combinations, issued by the FASB within ASC 805, “Business Combinations.” The new guidance requires the acquired entity to recognize the full fair value of assets acquired, liabilities assumed and any noncontrolling interests in the transaction (whether a full or partial acquisition) at the acquisition date fair value with limited exceptions. This will change the accounting treatment for certain specific items and include a substantial number of new disclosure requirements. These changes include: (a) the “acquirer” recording all assets and liabilities of the acquired business, including goodwill, generally at their fair values, (b) recording contingent consideration arrangements at fair value on the date of acquisition, with changes in fair value recognized in earnings until settled, and (c) expensing acquisition-related transaction and restructuring costs rather than treating as part of the cost of the acquisition and including in the amount recorded for assets acquired. The new guidance applies prospectively to business combinations which occur after July 1, 2009. The impact of these new provisions on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate in the future.

Noncontrolling Interests: On July 1, 2009, we adopted the updated provisions issued by the FASB within ASC 810-10-65, “Consolidation,” relating to the presentation requirements for noncontrolling interests (formerly minority interests). The new guidance requires reporting entities to present noncontrolling (minority) interests as a component of equity (as opposed to as a liability) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. In addition, the new provisions also require companies to report a consolidated net income (loss) measure that includes the amount attributable to such noncontrolling interests. The adoption of the new provisions applies to noncontrolling interests prospectively from that date. However, the presentation and disclosure requirements were applied retrospectively for all periods presented. As a result of this adoption, we reclassified noncontrolling interests in the amount of $0.8 million from liabilities to equity in the June 30, 2009 Condensed Consolidated Balance Sheet and we included zero and less than $0.1 million of income from our noncontrolling interest within the caption Net income (loss) attributable to Harman International Industries, Incorporated in our Condensed Consolidated Statement of Operations for the three and six months ended December 31, 2008, respectively.

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

In August 2009, FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value” which provides updated guidance on the fair value measurement of liabilities. This update provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC 820, “Fair Value Measurements and Disclosures,” such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. This update is effective for us on September 1, 2009. We adopted the updated provisions relating to fair value measurements and disclosures. The adoption of the new guidance did not have a material impact on our financial position or results of operations.

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

Intangible Assets: On July 1, 2009, we adopted the updated provisions relating to the determination of the useful life of intangible assets, issued in ASC 350-30-65. The new guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the provisions is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The adoption of the new provisions did not have a material impact on our financial position or results of operations.

Consolidation: In January 2010, FASB issued ASU No. 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary,” which clarifies that accounting guidance relating to noncontrolling interests and changes in ownership of a subsidiary, also applies to the disposal of business that are not subsidiaries, clarifies certain implementation issues and also amends the disclosure requirements. The new guidance is effective on a retrospective basis for interim periods ended after December 15, 2009. We adopted the provisions of this new guidance on October 1, 2009. The adoption of the new provisions did not have any impact on our financial position or results of operations.

Results of Operations

Net Sales

Net sales for the three months ended December 31, 2009 were $937.5 million compared to $755.9 million in the same period in the prior year, an increase of 24 percent. Foreign currency translation favorably impacted net sales by $59.8 million, when compared to the same period in the prior year. The increase in overall net sales for the three months ended December 31, 2009, was primarily attributable to increased mid-level and high-end new infotainment business, resulting from the launch of new platforms, production recovery and new acoustic model launches, as well as higher overall sales in our Professional and Consumer segments.

For the six months ended December 31, 2009, net sales were $1.695 billion, compared to net sales of $1.625 billion in the same period in the prior year, an increase of 4 percent. Foreign currency translation favorably impacted net sales by $34.2 million, when compared to the same six month period in the prior year. The increase in overall net sales for the six months ended December 31, 2009 was primarily due to increased mid-level and new infotainment business resulting from the launch of new platforms, overall production recovery and new acoustic model launches, partially offset by decreased volumes at some of our major customers within our Automotive segment and lower net sales in our Consumer segment which have been negatively affected by the financial and economic crisis, where reductions in the availability of credit and lower consumer spending negatively impacted net sales.

In January 2010, we reorganized our portable navigation device (“PND”) business and entered into a trademark license agreement under which we exited the PND distribution channel. Under the terms of the agreement, a third party will sell our PND inventory over the next six months. Thereafter we will receive 50 percent of the profits from the sale of PNDs by the third party for the first five years. Subsequent to this we will receive a royalty based on sales for the term of the agreement which can be extended for up to 20 years. As a result of this agreement, we expect to see a decline in our net sales of approximately $100 million on an annualized basis, subsequent to the sale of the remaining inventory, however, we do not expect there to be any material adverse impact on our operating profit.

Following is a summary of our net sales by business segment:

	Three Months Ended December 31,				Six Months Ended December 31,
	2009	%	2008	%	2009	%	2008	%
Net sales:
Automotive	$668,030	71%	$517,187	68%	$1,210,992	71%	$1,134,110	70%
Consumer	127,285	14%	115,993	15%	211,092	12%	217,503	13%
Professional	132,810	14%	112,817	15%	254,301	15%	254,084	16%
Other	9,364	1%	9,878	2%	18,472	2%	19,368	1%

Total	$937,489	100%	$755,875	100%	$1,694,857	100%	$1,625,065	100%

Automotive – Net sales for the three months ended December 31, 2009 increased $150.8 million, or 29 percent compared to the same period in the prior year. Foreign currency translation favorably impacted net sales by $47.5 million compared to the same period in the prior year. Net sales for the six months ended December 31, 2009 increased $76.9 million, or 7 percent compared to the same period in the prior year. Foreign currency favorably impacted net sales by $25.4 million compared to the same period in the prior year.

The increase in net sales for the three months ended December 31, 2009 was primarily attributable to increased mid-level and high-end infotainment business resulting from the launch of our new platforms, overall production recovery and new acoustic model launches, partially offset by decreased volumes at Chrysler post-bankruptcy and lower aftermarket sales. The increase in net sales for the six months ended December 31, 2009 was primarily attributable to increased mid-level and high-end infotainment business resulting from the launch of our new platforms, overall production recovery and new acoustic model launches, partially offset by decreased volumes at Chrysler post-bankruptcy, Audi/Volkswagen and Daimler, as well as reduced volumes at Hyundai/Kia resulting from the prior year ramp-up of infotainment business on the Genesis.

Consumer – Net sales for the three months ended December 31, 2009 increased $11.3 million, or 10 percent, compared to the same period in the prior year. Foreign currency translation favorably impacted net sales by $9.6 million compared to the same three month period last year. Net sales for the six months ended December 31, 2009 decreased $6.4 million, or 3 percent, compared to the same period in the prior year. Foreign currency translation favorably impacted sales by $7.6 million compared to the same period in the prior year.

The increase in net sales for the three months ended December 31, 2009 was primarily attributable to foreign currency translation, as well as increased business in Europe. The decrease in net sales for the six months ended December 31, 2009 was primarily due to the fact that the consumer retail environment continues to be challenging as consumer spending has slowed and resulted in lower sales.

Professional – Net sales for the three months ended December 31, 2009 increased $20.0 million, or 18 percent compared to the same period in the prior year. Foreign currency translation favorably impacted sales by $2.6 million compared to the same period in the prior year. Net sales for the six months ended December 31, 2009 slightly increased by $0.2 million compared to the same period in the prior year. Foreign currency translation favorably impacted sales by $1.2 million when compared to the same period in the prior year.

The increase in net sales for the three months ended December 31, 2009 versus the same period in the prior year was primarily due to higher sales as markets continued to rebound in the second quarter. Net sales were flat in the six months ended December 31, 2009 compared to the same period in the prior year, primarily due to the effect of the weak economy on both our distributor’s liquidity and market demand, partially offset by higher sales, particularly in the three months ended December 31, 2009.

Other – Other sales decreased 5.2 percent and 4.6 percent in the three and six months ended December 31, 2009 and 2008, respectively, compared to the same period in the prior year due to a decline in sales in our QNX business which offers embedded operating systems software and related development tools and consulting services used in a variety of products and industries.

Gross Profit

Gross profit as a percentage of net sales increased 4.2 percentage points to 27.6 percent for the three months ended December 31, 2009 compared to 23.4 percent of net sales in the same period in the prior year. Gross profit as a percentage of net sales increased

1.2 percentage points to 27.0 percent for the six months ended December 31, 2009 compared to 25.8 percent of net sales in the same period in the prior year. The increase in gross profit margin in the three months ended December 31, 2009 versus the same period in the prior year was primarily due to increased leverage of fixed overhead costs due to higher sales volumes and savings achieved through our STEP Change initiatives. The increase in gross profit in the six months ended December 31, 2009 compared to the same period in the prior year was primarily due to lower restructuring charges relating to accelerated depreciation, improved leverage of fixed overhead costs due to higher sales volumes and savings achieved through our STEP Change initiatives.

A summary of our gross profit by business segment is presented below:

	Three Months Ended December 31,				Six Months Ended December 31,
	2009	Percentage of Net Sales	2008	Percentage of Net Sales	2009	Percentage of Net Sales	2008	Percentage of Net Sales
Gross profit:
Automotive	$167,526	25.1%	$101,295	19.6%	$293,421	24.2%	$254,882	22.5%
Consumer	35,378	27.8%	26,547	22.9%	57,265	27.1%	52,827	24.3%
Professional	50,899	38.3%	42,762	37.9%	97,254	38.2%	98,290	38.7%
Other	5,092	54.4%	6,253	63.3%	10,498	56.8%	12,788	66.0%

Total	$258,895	27.6%	$176,857	23.4%	$458,438	27.0%	$418,787	25.8%

Automotive – Gross profit as a percentage of net sales increased 5.5 percentage points to 25.1 percent for the three months ended December 31, 2009 compared to the same period in the prior year. Gross profit as a percentage of net sales increased 1.7 percentage points to 24.2 percent for the six months ended December 31, 2009 compared to the same period in the prior year. The increase in gross profit for the three and six months ended December 31, 2009 compared to the same periods in the prior year was primarily due to improved leverage of fixed overhead costs due to higher sales volumes and savings achieved through our STEP Change initiatives.

Consumer – Gross profit as a percentage of net sales increased 4.9 percentage points to 27.8 percent for the three months ended December 31, 2009 compared to the same period in the prior year. Gross profit as a percentage of net sales increased 2.8 percentage points to 27.1 percent for the six months ended December 31, 2009 compared to the same period in the prior year. The increase in gross profit for the three and six months ended December 31, 2009 compared to the same periods in the prior year was primarily due to lower inventory writeoffs and savings achieved through our STEP Change initiatives.

Professional – Gross profit as a percentage of net sales increased 0.4 percentage points to 38.3 percent for the three months ended December 31, 2009 compared to the same period in the prior year. Gross profit as a percentage of net sales decreased 0.5 percentage points to 38.2 percent for the six months ended December 31, 2009 compared to the same period in the prior year. The increase in gross margin for the three months ended December 31, 2009 versus the same period in the prior year was primarily due to improved leverage of fixed overhead costs and savings achieved through our STEP Change initiatives and new product introductions. The decrease in gross margin for the six months ended December 31, 2009 versus the same period in the prior year was due to charges related to an early lease termination.

Other – Other gross profit as a percentage of net sales declined 8.9 percentage points to 54.4 percent in the three months ended December 31, 2009 compared to the same period in the prior year and declined 9.2 percentage points to 56.8 percent in the six months ended December 31, 2009 compared to the same period in the prior year, primarily due to vacant facility costs retained at corporate.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $197.1 million for the three months ended December 31, 2009 compared to $218.0 million in the same period in the prior year, a decrease of $20.9 million. As a percentage of net sales, SG&A expense decreased 7.8 percentage points in the three months ended December 31, 2009 versus the same period in the prior year. Foreign currency translation unfavorably impacted SG&A by $13.4 million. Other factors contributing to the decrease in SG&A included lower restructuring expenses and a reduction in research and development expenses (“R&D”).

SG&A was $395.1 million for the six months ended December 31, 2009 compared to $427.4 million in the same period in the prior year, a decrease of $32.3 million. As a percentage of net sales, SG&A decreased 3.0 percentage points in the six months ended December 31, 2009 versus the same period in the prior year. Foreign currency translation contributed $7.6 million to the decrease in SG&A. Other factors contributing to the decrease in SG&A included lower restructuring expenses and a reduction in R&D.

A summary of SG&A by business segment is presented below:

	Three Months Ended December 31,				Six Months Ended December 31,
	2009	Percentage of Net Sales	2008	Percentage of Net Sales	2009	Percentage of Net Sales	2008	Percentage of Net Sales
SG&A:
Automotive	$115,623	17.3%	$131,501	25.4%	$243,201	20.0%	$264,624	23.3%
Consumer	29,681	23.3%	29,215	25.2%	50,813	24.1%	56,876	26.1%
Professional	30,310	22.8%	36,046	32.0%	59,846	23.5%	70,403	27.7%
Other	21,461	—	21,193	—	41,240	—	35,525	—

Total	$197,075	21.0%	$217,955	28.8%	$395,100	23.3%	$427,428	26.3%

Automotive – SG&A decreased $15.9 million to $115.6 million for the three months ended December 31, 2009, compared to the same period in the prior year, primarily due to savings from STEP Change initiatives, lower bad debt expense and R&D, lower claims associated with automotive supply arrangements and lower restructuring expenses, partially offset by unfavorable foreign currency translation of $11.2 million. As a percentage of net sales, SG&A decreased 8.1 percentage points to 17.3 percent for the three months ended December 31, 2009 compared to the same period in the prior year. R&D decreased $1.8 million to $66.3 million or 9.9 percent of net sales for the three months ended December 31, 2009 compared to $68.1 million, or 13.2 percent of net sales in the same period in the prior year primarily due to lower gross spending as a result of STEP Change initiatives, partially offset by unfavorable foreign currency translation.

SG&A decreased $21.4 million to $243.2 million for the six months ended December 31, 2009 compared to the same period in the prior year, primarily due to savings from STEP Change initiatives, lower restructuring expenses and R&D, partially offset by the impact of a settlement of a claim associated with an automotive supply arrangement and unfavorable foreign currency translation of $6.3 million. As a percentage of net sales, SG&A decreased 3.3 percentage points to 20.0 percent for the six months ended December 31, 2009 compared to the same period in the prior year. R&D decreased $5.3 million to $132.4 million, or 10.9 percent of net sales, for the six months ended December 31, 2009 compared to $137.7 million, or 12.1 percent of net sales, in the same period in the prior year, primarily due to lower gross spending as a result of STEP Change initiatives, partially offset by higher amortization expense and unfavorable foreign currency translation.

Consumer – SG&A increased $0.5 million to $29.7 million for the three months ended December 31, 2009 compared to the same period in the prior year, primarily due to higher marketing and variable compensation expenses associated with improved performance, partially offset by lower R&D. As a percentage of net sales, SG&A decreased 1.9 percentage points to 23.3 percent for the three months ended December 31, 2009 compared to the same period in the prior year. R&D decreased $1.1 million to $3.6 million or 2.8 percent of net sales for the three months ended December 31, 2009 compared to $4.7 million or 4.1 percent of net sales in the same period in the prior year, primarily due to savings from STEP Change initiatives.

SG&A decreased $6.1 million to $50.8 million for the six months ended December 31, 2009 compared to the same period in the prior year, primarily due to savings from STEP Change initiatives and lower R&D. As a percentage of net sales, SG&A decreased 2.0 percentage points to 24.1 percent for the six months ended December 31, 2009 compared to the same period in the prior year. R&D decreased $2.0 million to $7.3 million or 3.4 percent of net sales for the six months ended December 31, 2009 compared to $9.3 million or 4.3 percent of net sales in the same period in the prior year, primarily due to savings from STEP Change initiatives.

Professional – SG&A decreased $5.7 million to $30.3 million for the three months ended December 31, 2009 compared to the same period in the prior year, primarily due to lower restructuring expenses and R&D, partially offset by higher variable compensation expenses associated with improved performance. As a percentage of net sales, SG&A decreased 9.2 percentage points to 22.8 percent for the three months ended December 31, 2009 compared to the same period in the prior year. R&D decreased $1.6 million to $8.4 million or 6.3 percent of net sales for the three months ended December 31, 2009 compared to $10.0 million or 8.9 percent of net sales in the same period in the prior year, primarily due to savings from STEP Change initiatives and lower selling expenses due to tighter cost controls.

SG&A decreased $10.6 million to $59.8 million for the six months ended December 31, 2009 compared to the same period in the prior year, primarily due to lower restructuring expenses and R&D, partially offset by higher variable compensation expenses associated with improved performance. As a percentage of net sales, SG&A decreased 4.2 percentage points to 23.5 percent for the six months ended December 31, 2009 compared to the same period in the prior year. R&D decreased $3.5 million to $17.1 million or 6.7 percent of net sales for the six months ended December 31, 2009 compared to $20.6 million or 8.1 percent of net sales in the same period in the prior year, primarily due to savings from STEP Change initiatives.

Other – Other SG&A includes SG&A related to our QNX business, as well as compensation and benefit expenses and occupancy costs for corporate employees. Other SG&A increased $0.3 million to $21.5 million for the three months ended December 31, 2009 compared to the same period in the prior year, primarily due to higher share-based compensation as a result of stock option forfeitures incurred in the prior period, and higher variable compensation expenses associated with improved performance, partially offset by lower restructuring expenses.

Other SG&A increased $5.7 million to $41.2 million for the six months ended December 31, 2009 compared to the same period in the prior year, primarily due to higher share-based compensation as a result of stock option forfeitures incurred in the prior period, and higher variable compensation expenses associated with improved performance, partially offset by lower restructuring expenses.

Restructuring Program

We announced a restructuring program in June 2006 designed to increase efficiency in our manufacturing, engineering and administrative organizations. The implementation of this program has continued through fiscal year 2010, as we expanded our restructuring actions to improve our global footprint, cost structure, technology portfolio, human resources, and internal processes.

In fiscal year 2009, programs initiated included the closure of the Woodbury, New York facility and numerous headcount reductions across our business units to reduce excess capacity due to decreased sales. The most significant of these programs were in Germany, Austria, the United Kingdom and various locations in the United States. In fiscal year 2010, we announced the relocation of certain manufacturing activities from the United Kingdom to Hungary and a consolidation and optimization of our manufacturing capabilities in China and a reorganization of our PND business in Germany, which resulted in our exit of the PND distribution channel.

For the three months ended December 31, 2009 our Automotive and Professional segments updated their severance accruals based on new estimates which took into account higher than originally anticipated natural attrition rates. As a result, these restructuring accruals were reduced by approximately $12.0 million to reflect these updated estimates which are included within expense in the table below.

For the six months ended December 31, 2009, we recorded $4.8 million for our restructuring program, primarily within SG&A, of which $4.1 million related to employee termination benefits. Cash paid for these and prior initiatives was $29.8 million. In addition, we have recorded $3.2 million of accelerated depreciation and inventory provisions primarily in cost of sales.

For the six months ended December 31, 2008, we recorded $27.1 million for our restructuring program, primarily within SG&A, of which $20.9 million related to employee termination benefits. Cash paid for these initiatives was $17.6 million. In addition, we recorded $8.7 million, primarily in cost of sales, relating to accelerated depreciation and the classification of the Martinsville property from held and used to held for sale.

Below is a rollforward of our restructuring accrual for the six months ended December 31, 2009 and 2008:

	Six Months Ended December 31,
	2009	2008

Beginning accrued liability	$77,454	$35,601
Expense	4,764	27,147
Utilization(1)	(28,752)	(18,852)

Ending accrued liability	$53,466	$43,896

(2)	Includes cash payments and the effects of foreign currency translation.

Restructuring expenses by reporting segment are as follows and include accruals for new programs as noted above plus revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Automotive	$(1,106)	$4,770	$2,154	$8,388
Consumer	3,364	5,013	3,347	5,428
Professional	(1,028)	5,622	(989)	5,641
Other	66	6,874	252	7,691

Total	1,296	22,278	4,764	27,147

Accelerated depreciation and inventory provisions	2,671	3,050	3,152	8,661

Total	$3,967	$25,328	$7,916	$35,808

Refer to Note 14 - Restructuring Program for additional information.

Loss on Deconsolidation of Variable Interest Entity

In December 2009, we determined that we were no longer the primary beneficiary of a joint venture which was considered a variable interest entity and previously required consolidation. Since we were no longer the primary beneficiary, in December 2009, we deconsolidated the Harman Navis joint venture which resulted in an overall loss of $13.1 million which is included in our Condensed Consolidated Statement of Operations as loss on deconsolidation of variable interest entity for the three and six months ended December 31, 2009. The loss resulted primarily from the difference between the fair value of the consideration received for the disposal of our equity interest and the net asset value of the joint venture that was deconsolidated Refer to Note 19 – Investment in Joint Venture for more information.

Goodwill Impairment

Beginning in fiscal year 2009, investor and consumer confidence was negatively affected due to the turmoil in the global credit and financial markets. We continued to see these effects on our results through most of fiscal year 2009 and in the beginning of fiscal year 2010. Our results of operations depend on our sales of audio products and electronic systems in the automotive, consumer and professional markets. Our products are sold worldwide, with the largest markets being the United States and Germany. Significant portions of our net sales are denominated in Euros. We have and may continue to be negatively impacted by the contraction in consumer discretionary spending and also by adverse changes in foreign currency exchange rates (primarily the Euro compared to the U.S. dollar), resulting in reduced sales.

Approximately 65 percent of our sales are to automobile manufacturers. As a result, our financial performance depends, in large part, on conditions in the automotive industry, which is highly dependent on general economic conditions, which have recently experienced significant difficulty. Certain of our customers have publicly announced their financial difficulties, including some of our major customers, such as Chrysler. As a result, we have and may continue to experience reductions in orders from these customers. In addition, our customer supply agreements generally provide for reductions in pricing of our products over the period of production. Pricing pressures have and may continue to intensify as a result of cost cutting initiatives of our customers in the current economic environment

As a result of the deteriorating economic conditions and negative industry trends, in fiscal year 2009 we experienced significant declines in our market capitalization and as a result, we concluded during both the second and third quarters of fiscal year 2009, that a triggering event relating to goodwill impairment had occurred, as defined in guidance issued by the FASB, thereby necessitating the performance of interim period goodwill impairment tests as of November 30, 2008 and February 28, 2009. In connection with this, we revised our estimated cash flow projections to reflect the impact of the rapid changes in our business and the downturn in the economy and therefore we lowered our assumptions relating to net sales, operating cash flow margins and net cash flows by reporting unit over the five year projection period. The weak economic climate caused us to assume that the general economic conditions would begin a gradual recovery in fiscal year 2010 but that future growth rates would be lower than had been assumed in previous years. In addition, the instability of the credit markets caused us to increase our assumed discount rates used in calculating the fair value of our reporting units in fiscal year 2009 compared with the rates which had been assumed in previous years. These estimates require significant management judgment, and as a result, we recorded a $330.6 million goodwill impairment charge in fiscal year 2009, of which $295.1 million was in our Automotive segment, $22.7 million in our Consumer segment and $12.8 million was in our Other segment.

During the three and six months ended December 31, 2009, we recognized $4.2 million and $7.2 million, respectively, of goodwill associated with a prior year acquisition of Innovative Systems GmbH. This additional goodwill was associated with contingent purchase price consideration and was recognized in our Automotive segment. Since the annual goodwill impairment test conducted in fiscal year 2009 indicated that no goodwill was supportable at present in our Automotive segment, we recognized goodwill impairment charges of $4.2 million and $7.2 million in the three and six months ended December 31, 2009, respectively, which is recorded as a goodwill impairment charge in our Condensed Consolidated Statement of Operations. The contingent purchase price consideration associated with the acquisition of Innovative Systems GmbH continues unless a buyout option is exercised by either the buyer or the seller in September 2010.

In addition, in November 2009, we also recognized $9.5 million of goodwill associated with a prior year acquisition of QNX Software Systems Co. (“QNX”) which was recorded as contingent purchase price consideration when the contingency lapsed. The funds to pay this consideration had been placed in escrow and therefore were included in current assets in our Condensed Consolidated Balance Sheets, and as a result, the payment had no effect on our cash balance. In fiscal year 2009, we reclassified the QNX business to our Other segment. We performed a fair value analysis to allocate the goodwill between the Automotive and Other segments and therefore have similarly allocated this additional purchase price consideration goodwill between the Automotive and Other segments. As a result, $5.1 million of this goodwill was allocated to our Automotive segment. As discussed above, our annual goodwill impairment test conducted in April 2009 indicated that no goodwill was supportable at present in our Automotive segment and, as a result, we recorded additional goodwill impairment charges of $5.1 million in both the three and six months ended December 31, 2009.

These non-cash impairment charges do not have any direct impact on our liquidity, compliance with any covenants under our debt agreements or potential future results of operations. Our historical operating results may not be indicative of our future operating results. We will revise our estimates used in calculating the fair value of our reporting units as needed.

Operating Income (Loss)

Operating income for the three months ended December 31, 2009 was $39.4 million or 4.2 percent of net sales compared to an operating loss of $(366.5) million, or (48.5) percent of net sales, in the same period in the prior year. Operating income for the six months ended December 31, 2009 was $37.9 million or 2.2 percent of net sales compared to operating loss of $(334.1) million, or (20.6) percent of net sales, in the same period in the prior year. The increase in operating income was primarily due to the lower goodwill impairment charges and higher net sales in the three and six months ended December 31, 2009 compared to the same periods in the prior year.

Interest Expense, Net

Interest expense, net, was $8.6 million for the three months ended December 31, 2009 compared to $2.7 million for the same period in the prior year. Interest expense, net, for the three months ended December 31, 2009 included interest income of $0.8 million and $9.4 million of interest expense, of which $5.0 million was cash interest and $4.4 million was non cash interest associated with the amortization of the debt discount on the Convertible Notes and amortization of debt issuance costs on the Convertible Notes and our second amended and restated multi-currency, multi-option revolving credit agreement dated March 31, 2009 (the “Amended Credit Agreement). Interest expense, net, for the three months ended December 31, 2008 included interest income of $3.1 million and $5.8 million of interest expense, of which $2.3 million was cash interest and $3.5 million was non cash interest associated with the amortization of the debt discount on the Convertible Notes and amortization of debt issuance costs on the Convertible Notes and our Amended Credit Agreement.

Interest expense, net, was $18.2 million for the six months ended December 31, 2009 compared to $6.1 million in the same period in the prior year. Interest expense, net, for the six months ended December 31, 2009 included interest income of $1.7 million and $19.9 million of interest expense, of which $11.1 million was cash interest and $8.8 million was non cash interest associated with the amortization of the debt discount on the Convertible Notes and amortization of debt issuance costs on the Convertible Notes and our Amended Credit Agreement. Interest expense, net, for the six months ended December 31, 2008 included interest income of $5.3 million and $11.5 million of interest expense of which $4.5 million was cash interest and $7.0 million was non cash interest associated with the amortization of the debt discount on the Convertible Notes and amortization of debt issuance costs on the Convertible Notes and our Amended Credit Agreement.

Miscellaneous, Net

Net miscellaneous expenses were $0.9 million and less than $0.1 million for the three months ended December 31, 2009 and 2008, respectively. Net miscellaneous expenses were $2.2 million and $1.0 million for the six months ended December 31, 2009 and 2008, respectively. For each three and six month period, miscellaneous expenses were primarily comprised of bank charges.

Income Tax Expense (Benefit), Net

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income. Income tax expense for the three months ended December 31, 2009 was $10.2 million, compared to an income tax benefit of $50.2 million for the same period in the prior year. The effective rate for the three months ended December 31, 2009 was 34.1 percent, compared to 13.6 percent in the same period in the prior year. For the six months ended December 31, 2009, the income tax expense was $5.6 million, compared to an income tax benefit of $43.1 million for the same period in the prior year. The effective tax rate for the six months ended December 31, 2009 was 32.0 percent, compared to an effective tax rate of 12.6 percent for the same period last year. The effective tax rate for the three and six months ended December 31, 2009 of 34.1 percent and 32.0 percent, respectively, includes the benefits of the US research and development credit and foreign tax benefits reduced by the tax effects of significant unusual or infrequent items that are recorded separately or recorded net of their related tax effects.

We have deferred tax assets of $323.0 million, primarily consisting of deferred deductions, research and development credits and foreign tax credits. We have evaluated all evidence, both positive and negative and, based on the weight of all available evidence, we continue to believe that our deferred tax assets are fairly reflected in our Condensed Consolidated Balance Sheets. If the results of our operations do not meet our current expectations, our deferred tax assets may become impaired.

As of December 31, 2009, unrecognized tax benefits and the related interest were $14.2 million and $1.1 million, respectively, all of which would affect the tax rate if recognized. This amount of $15.3 million is included with noncurrent liabilities in our Condensed Consolidated Balance Sheet at December 31, 2009 as we do not expect settlement within the next twelve months. During the three and six months ended December 31, 2009, we recorded a benefit related to uncertain tax positions of $1.4 million and $0.9 million, respectively.

Financial Condition

Liquidity and Capital Resources

We primarily finance our working capital requirements through cash generated by operations, borrowings under our Amended Credit Agreement and trade credit. Cash and cash equivalents were $474.9 million at December 31, 2009 compared to $586.4 million at June 30, 2009. During the six months ended December 31, 2009, our cash balance decreased by $154.9 million due to investments in short term time deposits and treasury bills which have maturities of greater than three months but less than six months and earn higher interest rates than investments with maturities of less than three months. Cash and cash equivalents decreased by $11.3 million due to the deconsolidation of the Harman Navis joint venture. Refer to Note 19 – Investment in Joint Venture for more information. Cash was also used to make investments in our manufacturing facilities, fund product development and restructuring programs, and meet the working capital needs of our business segments.

We will continue to have cash requirements to support seasonal working capital needs, investments in our manufacturing facilities, and interest and principal payments on our outstanding debt. We intend to use cash on hand, cash generated by our operations and borrowings under our Amended Credit Agreement to meet these requirements. Refer to the heading Convertible Senior Notes below for more information relating to repayments of borrowings under the Amended Credit Agreement. Our existing cash and cash equivalents may decline and our ability to refinance our existing credit facility may be adversely affected in the event of continued volatility in the credit markets or further economic deterioration. We expect that market conditions will continue to be weak in the near future. However, we believe that in this difficult environment our cash on hand of $474.9 million, our short-term investments of $154.9 million at December 31, 2009 and our operating cash flows will be adequate to meet our cash requirements for our operations, restructuring and necessary capital expenditures over the next twelve months. Below is a more detailed discussion of our cash flow activities during the six months ended December 31, 2009.

In fiscal 2009 we incurred significant non-cash goodwill impairment charges due to a significant decline in our market capitalization, as deteriorating economic conditions and negative industry trends adversely affected our business. As a result, we revised our estimated cash flow projections to reflect the impact of the rapid changes in our business and the downturn in the economy and therefore we lowered our assumptions relating to net sales, operating cash flow margins and net cash flows by reporting unit over the five year projection period. The weak economic climate caused us to assume that the general economic conditions would begin a gradual recovery in fiscal year 2010 but that future growth rates would be lower than had been assumed in previous years. In addition, the instability of the credit markets caused us to increase our assumed discount rates used in calculating the fair value of our reporting units in fiscal year 2009 than had been assumed in previous years. These estimates require significant management judgment. Refer to Note 7 – Goodwill in the Notes to the Condensed Consolidated Financial Statements for more information.

These non-cash impairment charges do not have any direct impact on our liquidity, compliance with any covenants under our debt agreements or potential future results of operations. Our historical operating results may not be indicative of our future operating results. We will revise our estimates used in calculating the fair value of our reporting units as needed.

Operating Activities

For the six months ended December 31, 2009 our net cash provided by operations was $61.8 million compared to net cash provided by operations of $13.0 million in the same period in the prior year. Operating cash flows increased due to higher operating income, higher accounts payable, resulting from better management of our vendor payment terms, partially offset by higher receivable and inventory balances reflecting higher revenue, as well as a reduction in accrued warranties. At December 31, 2009, working capital, excluding cash and short-term debt, was $392.6 million, compared with $177.0 million at June 30, 2009. The increase was primarily due to higher receivables and inventories, partially offset by higher accounts payable.

Investing Activities

Net cash used in investing activities was $175.5 million for the six months ended December 31, 2009 compared to $42.0 million in the same period in the prior year. Net cash used in investing activities consisted of net investments of $154.9 million in short-term time deposits and treasury bills which have maturities of greater than three months but less than six months and earn higher interest rates than investments with maturities of less than three months, a $11.3 million decrease in cash related to the deconsolidation of the Harman Navis joint venture and capital expenditures of $11.4 million compared to $41.6 million for the same period in the prior year. Capital spending was lower because the prior year included more significant expenditures relating to the launch of new automotive platforms and a new manufacturing facility in China. We expect that our run rate for capital expenditures will increase in fiscal year 2010, however capital expenditures will be below fiscal year 2009 levels.

Financing Activities

Net cash flows used in financing activities were $2.2 million in the six months ended December 31, 2009 compared to $15.6 million provided by financing activities in the same period in the prior year. The decrease was primarily due to a repayment of $6.7 million under our Amended Credit Agreement in fiscal year 2010 compared to $17.5 million of borrowings under our Amended Credit Agreement in fiscal year 2009.

Our total debt at December 31, 2009 was $579.7 million, primarily comprised of $222.5 million of borrowings under our Amended Credit Agreement and $400.0 million of the Convertible Notes, which are shown net of a discount of $44.7 million in our

Condensed Consolidated Balance Sheet at December 31, 2009 due to the adoption of new accounting guidance, which is more fully described above under the heading “Critical Accounting Policies.” Also included in total debt are capital leases and other borrowings of $1.2 million.

Amended Credit Agreement

We are party to the Amended Credit Agreement which is more fully described in our 2009 Form 10-K. We repaid $6.7 million of borrowings under the Amended Credit Agreement during the six months ended December 31, 2009. At December 31, 2009, we had no available borrowing capacity under the Amended Credit Agreement and outstanding borrowings of $228.8 million, consisting of $222.5 million under the Amended Credit Agreement and outstanding letters of credit of $6.3 million. Our total borrowings did not exceed our borrowing capacity. The Amended Credit Agreement contains a provision that allows our total outstanding borrowings to exceed the borrowing capacity by 5 percent for foreign currency translation, which is equal to $243.6 million. At December 31, 2009, we had not exceeded this amount. In January 2010, we paid down all outstanding borrowings under the Amended Credit Agreement and therefore have $231.6 million of borrowing available. Refer to the heading Convertible Senior Notes below for information relating to repayments under the Amended Credit Agreement.

In accordance with the Amended Credit Agreement, we are required to maintain funds on deposit in a separate bank account in an aggregate amount equal to the outstanding letters of credit which are undrawn and unexpired. At December 31, 2009, we had $8.0 million on deposit in a separate bank account to satisfy this requirement.

The Amended Credit Agreement contains financial and other covenants that are more fully described in our 2009 Form 10-K. If we do not meet the forecast in our budgets, we could violate our debt covenants and, absent a waiver from our lenders or an amendment to our Amended Credit Agreement, we could be in default under the Amended Credit Agreement and, as a result, our debt under the Amended Credit Agreement could become due, which would have a material adverse effect on our financial condition and results of operations, and could also lead to an event of default under the Indenture and the acceleration of the Convertible Notes. As of December 31, 2009, we were in compliance with all the financial covenants of the Amended Credit Agreement. We believe we will be in compliance with these covenants for at least the next 12 months.

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

Convertible Senior Notes

We had $400 million of Convertible Notes outstanding at December 31, 2009 and June 30, 2009, which Convertible Notes are more fully described under the above caption “Critical Accounting Policies” and in Note 2 – New Accounting Standards and Note 8 – Debt in the Notes to our Condensed Consolidated Financial Statements.

The Indenture contains covenants, one of which requires us to calculate, each time we incur additional indebtedness, the ratio of Consolidated Total Debt to Consolidated EBITDA, as defined in the Indenture, for the most recently ended four quarter period. In April 2009, we exceeded the maximum ratio for this covenant and, as a result, for the period covered by this report, we were not able to incur additional indebtedness without obtaining a waiver from the holders of a majority in principal amount of the Convertible Notes. We believe that we will be in compliance with the covenants under the Indenture, as amended, for at least the next 12 months.

On January 12, 2010, we entered into a supplemental indenture to the Indenture (the “Supplemental Indenture”) which amended the incurrence of debt covenant contained in the Indenture, which covenant expires on October 23, 2010. The Indenture is more fully described in Note 8 – Debt in the Notes to the Condensed Consolidated Financial Statements. The

Supplemental Indenture now permits us to, without complying with the consolidated total debt to consolidated EBITDA ratio of 3:25 to 1: (a) incur revolving extensions of credit under the Amended Credit Agreement, up to a maximum amount of $231.6 million, and (b) incur additional indebtedness, subject to a requirement to make a pro rata offer to purchase a principal face amount of the Convertible Notes equal to 50 percent of the aggregate amount of such indebtedness so incurred, plus accrued and unpaid interest thereon. This prepayment obligation survives until the earlier to occur of (i) October 23, 2010 or (ii) the date that less than $200 million in principal amount of Convertible Notes are outstanding, subject in all instances to the satisfaction of certain conditions. Subsequent to entering into the Supplemental Indenture, in January 2010, we paid down $222.5 million of outstanding debt under the Amended Credit Agreement, which amount represented the total outstanding borrowings on that date.

Equity

Total shareholders’ equity at December 31, 2009 was $1.047 billion compared with $1.008 billion at June 30, 2009. The increase is primarily due to foreign currency translation, increases in share-based compensation, unrealized gains on hedging activities and net income. There were no shares of our common stock repurchased during the six months ended December 31, 2009.

Off-Balance Sheet Arrangements

Although we rarely utilize off-balance sheet arrangements in our operations, we enter into operating leases for land, buildings and equipment in the normal course of business which are not included in our Condensed Consolidated Balance Sheets. In addition, we had outstanding letters of credit of $6.3 million at December 31, 2009 and $7.4 million at June 30, 2009 that were not included in our Condensed Consolidated Balance Sheets.

Business Outlook

We continued to see the effects of the worldwide economic crisis in our results through the three and six months ended December 31, 2009. However, we do believe that the markets are beginning to recover. Our future outlook may continue to be impacted by the contraction in consumer discretionary spending. Our outlook could also be affected by changes in foreign currency exchange rates potentially resulting in reduced sales.

To mitigate the potential impacts of the weak economic markets, we accelerated many of our strategic initiatives and restructuring actions during fiscal year 2009. We continue to focus on improving our global footprint, technology portfolio, human resources and internal processes to help us improve our cost structure to enable us to remain competitive and mitigate the negative effects of this challenging environment. We are continuing to proceed with our 24-month cost improvement and productivity program called STEP Change. This program is designed to yield $400 million in sustainable savings by fiscal year 2011.

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

Interest Rate Sensitivity/Risk

At December 31, 2009, interest on approximately 69 percent of our borrowings was determined on a fixed rate basis. The interest rates on the balance of our debt are subject to changes in U.S. and European short-term interest rates. To assess exposure to interest rate changes, we have performed a sensitivity analysis assuming a hypothetical 100 basis point increase or decrease in interest rates across all outstanding debt and investments. Our analysis indicates that the effect on net income for the six months ended December 31, 2009 of such an increase or decrease in interest rates would be approximately $0.7 million.

Foreign Currency Risk

We maintain operations in Germany, the United Kingdom, France, Austria, Hungary, Mexico, and China. As a result, we are subject to market risks arising from changes in foreign currency exchange rates, principally the change in the value of the Euro versus the U.S. Dollar. Our subsidiaries purchase products and raw materials in various currencies. As a result, we may be exposed to cost changes relative to local currencies in the markets to which we sell our products. To mitigate these transactional risks, we enter into foreign exchange contracts. Also, foreign currency positions are partially offsetting and are netted against one another to reduce exposure.

Changes in currency exchange rates, principally the change in the value of the Euro compared to the U.S. dollar have an impact on our reported results when the financial statements of foreign subsidiaries are translated into U.S. dollars.

Over half of our sales are denominated in Euros. The fluctuation in currency exchange rates, specifically the Euro versus the U.S. dollar, had a significant impact on earnings for the six months ended December 31, 2009 compared to the same prior year period due to the strengthening of the Euro relative to the U.S. dollar. The average exchange rate for the Euro versus the U.S. dollar for the six months ended December 31, 2009 increased 3.1 percent from the same period in the prior year. In recent months, the U.S. dollar has weakened against the Euro.

To assess exposure to changes in currency exchange rates, we prepared an analysis assuming a hypothetical 10 percent change in currency exchange rates across all currencies used by our subsidiaries. This analysis indicated that a 10 percent increase in exchange rates would have decreased income before income taxes by approximately $0.9 million and a 10 percent decrease in exchange rates would have increased income before income taxes by approximately $0.9 million for the six months ended December 31, 2009.

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

Part II. OTHER INFORMATION

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, which to our knowledge have not materially changed other than as set forth below.

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

The recent recalls by Toyota and consequent negative impact on Toyota’s car sales may decrease demand for our products which could adversely affect our results of operations.

Our financial performance depends, in a large part, on conditions in the automotive industry, which is highly dependent on general economic conditions and has recently experienced significant difficulty. Toyota, which is one of our customers, recently announced safety recalls on certain vehicles, and as a result of one of the recalls, has suspended new car sales until the problem is remedied. In addition, production on the affected vehicles has been halted in some plants in North America. If Toyota continues to experience a reduction in sales, or one of our other automotive customers experiences a reduction in sales or increased financial difficulty, this may have an adverse affect on our business due to decreased demand, the potential inability of these companies to make full payment on amounts owed to us, or both.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We acquired shares from certain members of our Board of Directors during the six months ended December 31, 2009 in connection with the surrender of shares to pay option exercise prices totaling 17,895 shares at an average price of $33.13 per share, as shown in the table below.

Period	Total Number of Shares Acquired During Period	Average Price Paid Per Share
October 1 – October 31	11,875	$31.60
November 1 – November 30	—	—
December 1 – December 31	6,020	$36.15

Total	17,895	$33.13

Item 4.	Submission of Matters to a Vote of Security Holders

We held our 2009 Annual Meeting of Stockholders on December 8, 2009. Stockholders were asked to vote on the election of three directors to serve three-year terms expiring at the 2012 Annual Meeting of Stockholders.

The results with respect to the election of directors were as follows:

Name	Total Vote for Each Director	Total Vote Withheld from Each Director
Dinesh C. Paliwal	60,627,418	1,391,358
Edward H. Meyer	55,382,831	6,635,945
Gary G. Steel	60,975,823	1,042,953

Brian Carroll, Dr. Harald Einsmann, Rajat K. Gupta, Ann McLaughlin Korologos, Kenneth Reiss, and Hellene Runtagh will continue to serve as directors of Harman. On December 10, 2009, Dr. Jiren Liu was appointed to the Board of Directors to fill a newly created seat. Dr. Liu’s term as a director will expire at our 2012 Annual Meeting of Stockholders.

Item 6.	Exhibits

Exhibit No.	Exhibit Description

31.1	Certification of Dinesh Paliwal pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Herbert Parker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dinesh Paliwal and Herbert Parker, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harman International Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harman International Industries, Incorporated

Date: February 8, 2010	By:	/S/ HERBERT K. PARKER
Herbert K. Parker Executive Vice President and Chief Financial Officer (Principal Financial Officer)