Form 10-Q
period 2010-03-31
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2010-04-29
CIK 800459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 26, 2010, 69,528,419 shares of common stock, par value $.01, were outstanding.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

Form 10-Q

March 31, 2010

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

Forward–Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. You should not place undue reliance on these statements. Forward-looking statements include information concerning possible or assumed future results of operations, cash flows, capital expenditures, the outcome of pending legal proceedings and claims, goals and objectives for future operations, including descriptions of our business strategies and purchase commitments from customers. These statements are typically identified by words such as “believe,” “anticipate,” “expect,” “plan,” “intend,” “estimate,” “should,” “will” and similar expressions. We base these statements on particular assumptions that we have made in light of our industry experience, as well as our perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read and consider the information in this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. In light of these risks and uncertainties, we cannot assure you that the results and events contemplated by the forward-looking statements contained in, or incorporated by reference into, this report will in fact transpire.

You should carefully consider the risks described below and the other information in this report because they identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Our operating results may fluctuate significantly and may not meet our expectations or those of securities analysts or investors. The price of our stock would likely decline if this occurs. Factors that may cause fluctuations in our operating results include, but are not limited to, the following:

•	our ability to successfully implement our STEP Change cost reduction initiatives and to achieve the intended benefits and anticipated savings of those initiatives;

•	our ability to maintain profitability in our automotive division;

•	the loss of one or more significant customers, or the loss of a significant platform with an automotive customer;

•	warranty obligations for defects in our products;

•

our ability to successfully implement our global footprint initiative, including achieving cost reductions and other benefits in connection with the restructuring of our manufacturing, engineering, procurement and administrative organizations;

•	the inability of our suppliers to deliver products at the scheduled rate and disruptions arising in connection therewith;

•	our ability to attract and retain qualified senior management and to prepare and implement an appropriate succession plan for our critical organizational positions;

•	our failure to implement and maintain a comprehensive disaster recovery program;

•	our failure to comply with governmental rules and regulations, including the Foreign Corrupt Practices Act and U.S. export control laws, and the cost of compliance with such laws;

•	our ability to maintain a competitive technological advantage through innovation and leading product designs;

•	acceptance of our mid-platform infotainment systems by original equipment manufacturers (“OEMs”) and customers;

•	the outcome of pending or future litigation and other claims, including, but not limited to the current stockholder and Employee Retirement Income Security Act of 1974 (“ERISA”) lawsuits; and

•	our ability to enforce or defend our ownership and use of intellectual property.

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. As a result, the foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission including the information in Item 1A, under the caption “Risk Factors” of Part I to our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, Item 1A, “Risk Factors” of Part II to our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2009 and December 31, 2009 and Item 1A of Part II of this report. We undertake no obligation to publicly update or revise any forward-looking statement (except as required by law).

i

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

(In thousands)

	March 31, 2010 (Unaudited)	June 30, 2009
Assets
Current assets
Cash and cash equivalents	$300,589	$586,359
Short-term investments	123,769	—
Receivables, net	569,183	415,837
Inventories, net	361,517	333,704
Other current assets	151,283	170,422

Total current assets	1,506,341	1,506,322
Property, plant and equipment, net	436,409	518,596
Goodwill	88,110	81,877
Deferred tax assets, long-term	269,355	274,312
Other assets	99,940	92,390

Total Assets	$2,400,155	$2,473,497

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$605	$605
Accounts payable	333,595	241,420
Accrued liabilities	370,830	362,781
Accrued warranties	104,272	116,673
Income taxes payable	6,670	22,051

Total current liabilities	815,972	743,530
Borrowings under revolving credit facility	—	227,319
Convertible senior notes	358,989	347,837
Other senior debt	1,018	1,535
Other non-current liabilities	175,024	145,358

Total Liabilities	1,351,003	1,465,579

Preferred stock	—	—
Common stock	951	949
Additional paid-in capital	887,090	869,609
Accumulated other comprehensive income	56,849	57,198
Retained earnings	1,151,832	1,126,946
Less: Common stock held in treasury	(1,047,570)	(1,047,570)

Total Harman International Industries, Incorporated Shareholders’ Equity	1,049,152	1,007,132
Noncontrolling Interest	—	786

Total Equity	1,049,152	1,007,918

Total Liabilities and Equity	$2,400,155	$2,473,497

See accompanying Notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009

Net sales	$848,232	$598,282	$2,543,089	$2,223,347
Cost of sales	621,917	484,987	1,858,337	1,691,265

Gross profit	226,315	113,295	684,752	532,082

Selling, general and administrative expenses	195,741	203,434	590,841	630,862
Loss on deconsolidation of variable interest entity	—	—	13,122	—
Goodwill impairment	—	2,341	12,292	327,786

Operating income (loss)	30,574	(92,480)	68,497	(426,566)

Other expenses:
Interest expense, net	5,768	4,999	23,933	11,141
Miscellaneous, net	1,604	723	3,844	1,751

Income (loss) before income taxes	23,202	(98,202)	40,720	(439,458)
Income tax expense (benefit), net	4,942	(29,437)	10,545	(72,516)

Net income (loss)	18,260	(68,765)	30,175	(366,942)
Less: Net income (loss) attributable to noncontrolling interest	—	—	5,289	(34)

Net income (loss) attributable to Harman International Industries, Incorporated	$18,260	$(68,765)	$24,886	$(366,908)

Earnings (loss) per share:
Basic	$0.26	$(1.17)	$0.35	$(6.27)

Diluted	$0.26	$(1.17)	$0.35	$(6.27)

Weighted average shares outstanding:
Basic	70,531	58,568	70,300	58,544

Diluted	71,282	58,568	70,791	58,544

See accompanying Notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss) attributable to Harman International Industries, Incorporated	$24,886	$(366,908)
Reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	100,286	108,297
Loss on deconsolidation of variable interest entity	13,122	—
Goodwill impairment	12,292	327,786
Share-based compensation	16,466	4,911
Non-cash interest expense	13,097	10,413
Noncontrolling interest	5,289	(34)
Deferred income taxes	2,607	(63,486)
Loss on disposition of assets	119	1,661
Changes in operating assets and liabilities, net of deconsolidation of variable interest entity:
(Increase) decrease in:
Receivables	(175,198)	135,519
Inventories	(37,979)	(37,533)
Other current assets	2,859	26,787
Increase (decrease) in:
Accounts payable	113,027	(112,049)
Accrued warranties	(12,401)	(19,191)
Accrued other liabilities	13,093	(14,061)
Income taxes payable	(74)	(19,155)
Other operating activities	14,077	2,128

Net cash provided by (used in) operating activities, net of deconsolidation of variable interest entity	105,568	(14,915)

Cash flows from investing activities:
Purchases of short-term investments	(238,090)	—
Maturities of short-term investments	114,321	—
Contingent purchase price consideration	—	(8,228)
Proceeds from asset dispositions	1,933	1,204
Capital expenditures	(27,015)	(57,551)
Deconsolidation of variable interest entity	(11,347)	—
Other items, net	(1,832)	3,715

Net cash used in investing activities	(162,030)	(60,860)

Cash flows from financing activities:
Net increase in short-term borrowings	—	1
Net (repayments) borrowings under revolving credit facility	(228,890)	235,000
Increase (decrease) in long-term borrowings	4,007	(468)
Dividends paid to shareholders	—	(2,196)
Share-based payment arrangements	1,519	101
Debt issuance costs	—	(9,458)

Net cash (used in) provided by financing activities	(223,364)	222,980

Effect of exchange rate changes on cash	(5,944)	(35,993)
Net (decrease) increase in cash and cash equivalents	(285,770)	111,212
Cash and cash equivalents at beginning of period	586,359	223,109

Cash and cash equivalents at end of period	$300,589	$334,321

Supplemental disclosure of cash flow information:
Interest paid (received)	$12,905	$(1,527)
Income tax paid (received)	$1,767	$(21,498)

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

Our unaudited, condensed consolidated financial statements at March 31, 2010 and for the three and nine months ended March 31, 2010 and 2009, have been prepared pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (“Form 10-K”) and do not include all information and footnote disclosures included in our audited financial statements. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows for the periods presented. Operating results for the three and nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2010 due to seasonal, economic and other factors. Where necessary, information for prior periods has been reclassified to conform to the consolidated financial statement presentation for the corresponding periods in the current fiscal year.

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

Restricted Cash and Investments

We have a deferred compensation arrangement with certain foreign employees which requires us to maintain cash on hand. At March 31, 2010 and June 30, 2009, such restricted cash amounts were $6.1 million and $4.2 million, respectively, and were included in Other assets in our Condensed Consolidated Balance Sheets.

Short Term Investments

Short Term Investments consist of investments in time deposits and treasury bills with original maturities of greater than three months and less than one year.

Allowance for Doubtful Accounts

We reserve an estimated amount for accounts receivable that may not be collected. Methodologies for estimating the allowance for doubtful accounts are primarily based on specific identification of uncollectible accounts. Historical collection rates and customer credit worthiness are considered in determining specific reserves. At March 31, 2010 and June 30, 2009, we had $7.2 million and $11.7 million, respectively, reserved for possible uncollectible accounts receivable. Approximately $2.1 million of the decrease in the allowance for doubtful accounts was due to the deconsolidation of the Harman Navis, Inc. joint venture (“Harman Navis”) in December 2009. Refer to Note 19 – Investment in Joint Venture for more information.

Inventories, net

Inventories, net are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method. We establish reserves for our inventory which requires us to analyze the aging and forecasted demand for our inventories, to forecast future product sales prices, pricing trends and margins, and to make judgments and estimates regarding obsolete, damaged or excess inventory. Markdown percentages are determined based on our estimate of future demand and selling prices for our products. Future sales prices are determined based on current and forecasted market expectations, as well as terms that have been established for future orders under automotive platform arrangements. Our inventory reserves primarily relate to our raw materials as our finished goods are primarily produced to order. We calculate inventory reserves on raw materials by reviewing the levels of raw materials on-hand and comparing this to estimates of historical consumption and future demand in order to assess whether we have excess materials on-hand. If it is determined that excess materials are in inventory, an appropriate inventory reserve is established. Inventory reserves on finished goods are primarily determined through inventory turnover measures. Products showing low turnover rates are assigned a percentage reserve based on future estimates of sales volumes and margins. We make adjustments to our inventory reserves based on the identification of specific situations and increase our inventory reserves accordingly. As changes in future economic or industry conditions occur, we revise the estimates that were used to calculate our inventory reserves.

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

Note 2 – New Accounting Standards

Recently Adopted Accounting Standards

Codification: In June 2009, the FASB issued ASC 105, “Generally Accepted Accounting Principles” (“ASC 105”). The issuance of ASC 105 confirmed that the FASB ASC (the “Codification”) is the single official source of authoritative GAAP, other than guidance issued by the SEC, and supersedes existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related literature for nongovernmental entities. The Codification does not change GAAP. Instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, is effective for interim and annual periods ending on or after September 15, 2009. Thereafter, only one level of authoritative GAAP exists. All other literature is considered non-authoritative. We adopted the Codification on July 1, 2009 and updated all disclosures to reference the Codification in our Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2009, December 31, 2009 and March 31, 2010. The adoption of the Codification did not have a significant impact on the reporting of our financial position, results of operations or cash flows.

Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

Convertible Debt: On July 1, 2009, we adopted the new accounting guidance issued by the FASB within ASC 470-20, “Debt with Conversion and Other Options” regarding accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The new guidance requires the issuer of convertible debt instruments with cash settlement features to account separately for the liability and equity components of the instrument. Under the new guidance, the debt should be recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate at the time of issuance and the equity component should be recognized as the difference between the proceeds from the issuance of the convertible debt and the fair value of the liability, net of deferred taxes. The reduced carrying value on the convertible debt results in a debt discount that should be accreted back to the convertible debt’s principal amount through the recognition of non-cash interest expense over the expected life of the debt, which results in recognizing interest expense on these borrowings at effective rates approximating what we would have incurred had nonconvertible debt with otherwise similar terms been issued.

We had $400 million of 1.25 percent convertible senior notes (the “Convertible Senior Notes”) outstanding at March 31, 2010 and June 30, 2009 which were issued on October 23, 2007 (the “Issuance Date”), that are within the scope of this new guidance. The Convertible Senior Notes were issued at par and we pay interest semiannually at a rate of 1.25 percent per annum. The initial conversion rate on the Convertible Senior Notes is 9.6154 shares of our common stock per $1,000 principal amount of the Convertible Senior Notes (which is equal to an initial conversion price of approximately $104 per share). The conversion rate is subject to adjustment in specified circumstances described in the indenture governing the Convertible Senior Notes (the “Indenture”).

In accordance with this new guidance, we measured the fair value of the debt components of the Convertible Senior Notes at the Issuance Date using an effective interest rate of 5.6 percent. As a result, we attributed $75.7 million of the proceeds received to the conversion feature of the Convertible Senior Notes at the Issuance Date, which is netted against the face value of the Convertible Senior Notes as a debt discount. This amount represents the excess proceeds received over the fair value of the Convertible Senior Notes at the Issuance Date. The discount is being accreted back to the principal amount of the Convertible Senior Notes through the recognition of non-cash interest expense over the expected life of the Convertible Senior Notes. In addition, we recorded $48.3 million within Additional paid-in capital in our Condensed Consolidated Balance Sheets for each period presented which represents the equity component of the Convertible Senior Notes, net of tax. The implementation of this new guidance has resulted in a decrease to net income and earnings per share for all periods presented; however, there is no effect on our cash interest payments.

The following illustrates the impact of adopting this new accounting guidance in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Excluding the Adoption of New Guidance	Additional Non-cash Interest Expense	As Adjusted	As Previously Reported	Additional Non-cash Interest Expense	As Adjusted
Operating income (loss)	$30,574	$—	$30,574	$(92,480)	$—	$(92,480)
Interest expense, net	2,105	3,663	5,768	1,580	3,419	4,999
Miscellaneous, net	1,604	—	1,604	723	—	723

Income (loss) before income taxes	26,865	(3,663)	23,202	(94,783)	(3,419)	(98,202)
Income tax expense (benefit), net	6,224	(1,282)	4,942	(28,224)	(1,213)	(29,437)

Net income (loss)	20,641	(2,381)	18,260	(66,559)	(2,206)	(68,765)
Less: Net income attributable to noncontrolling interest	—	—	—	—	—	—

Net income (loss) attributable to Harman International Industries, Incorporated	$20,641	$(2,381)	$18,260	$(66,559)	$(2,206)	$(68,765)

Earnings (loss) per share:
Basic	$0.29	$(0.03)	$0.26	$(1.14)	$(0.04)	$(1.17)

Diluted	$0.29	$(0.03)	$0.26	$(1.14)	$(0.04)	$(1.17)

The following illustrates the impact of adopting this new accounting guidance in our Condensed Consolidated Statements of Operations for the nine months ended March 31, 2010 and 2009:

	Nine Months Ended March 31, 2010			Nine Months Ended March 31, 2009
	Excluding the Adoption of New Guidance	Additional Non-cash Interest Expense	As Adjusted	As Previously Reported	Additional Non-cash Interest Expense	As Adjusted
Operating income (loss)	$68,497	$—	$68,497	$(426,566)	$—	$(426,566)
Interest expense, net	12,825	11,108	23,933	728	10,413	11,141
Miscellaneous, net	3,844	—	3,844	1,751	—	1,751

Income (loss) before income taxes	51,828	(11,108)	40,720	(429,045)	(10,413)	(439,458)
Income tax expense (benefit), net	14,448	(3,903)	10,545	(68,824)	(3,692)	(72,516)

Net income (loss)	37,380	(7,205)	30,175	(360,221)	(6,721)	(366,942)
Less: Net income (loss) attributable to noncontrolling interest	5,289	—	5,289	(34)	—	(34)

Net income (loss) attributable to Harman International Industries, Incorporated	$32,091	$(7,205)	$24,886	$(360,187)	$(6,721)	$(366,908)

Earnings (loss) per share:
Basic	$0.46	$(0.10)	$0.35	$(6.15)	$(0.11)	$(6.27)

Diluted	$0.45	$(0.10)	$0.35	$(6.15)	$(0.11)	$(6.27)

The following illustrates the impact of adopting this new accounting guidance in our Condensed Consolidated Balance Sheets as of March 31, 2010 and June 30, 2009:

	March 31, 2010			June 30, 2009
	Excluding the Adoption of New Guidance	Effect of New Guidance	As Adjusted	As Previously Reported	Effect of New Guidance	As Adjusted
Noncurrent assets:

Deferred tax assets, long-term(1)	$283,709	$(14,354)	$269,355	$292,568	$(18,256)	$274,312
Other assets (2)	100,495	(555)	99,940	92,990	(600)	92,390

Noncurrent liabilities:
Convertible senior notes (3)	400,000	(41,011)	358,989	400,000	(52,163)	347,837

Shareholders’ equity:
Additional paid-in capital (4)	838,767	48,323	887,090	821,286	48,323	869,609
Retained earnings (5)	1,174,053	(22,221)	1,151,832	1,141,962	(15,016)	1,126,946

(1)	Effect of new guidance reflects a deferred tax liability established in connection with the debt discount.
(2)	Effect of new guidance reflects a reduction in debt issuance costs allocated to the equity component.
(3)	Effect of new guidance reflects the unamortized debt discount.
(4)	Effect of new guidance reflects the recognition of the equity component, net of tax.
(5)	Effect of new guidance reflects the amortization of the debt discount, net of tax and the reduction in the amortization of debt issuance costs which were allocated to the equity component.

The principal amounts, unamortized discount and net carrying amounts of the liability components and the equity components for the Convertible Senior Notes as of March 31, 2010 and June 30, 2009 are as follows:

	Principal Balance	Unamortized Discount	Net Carrying Amount	Equity Component
March 31, 2010	$400,000	$(41,011)	$358,989	$48,323
June 30, 2009	400,000	(52,163)	347,837	48,323

At March 31, 2010, the unamortized discount is recognized as a reduction in the carrying value of the Convertible Senior Notes in the Condensed Consolidated Balance Sheets and is being amortized over the expected term of the Convertible Senior Notes of 60 months.

Interest expense related to the Convertible Senior Notes for the three months ended March 31, 2010 and 2009 includes $1.3 million for both periods of contractual cash interest expense and an additional $3.7 million and $3.4 million of non-cash interest expense, respectively, related to the amortization of the discount.

Interest expense related to the Convertible Senior Notes for the nine months ended March 31, 2010 and 2009 includes $3.8 million for both periods of contractual cash interest expense and an additional $11.1 million and $10.4 million of non-cash interest expense, respectively, related to the amortization of the discount.

We reclassified approximately $0.9 million of unamortized financing costs to shareholders’ equity as these costs were attributable to the issuance of the conversion feature associated with the Convertible Senior Notes.

Business Combinations: On July 1, 2009, we adopted the updated provisions issued by the FASB within ASC 805, “Business Combinations.” The new guidance requires the acquired entity to recognize the full fair value of assets acquired, liabilities assumed and any noncontrolling interests in the transaction (whether a full or partial acquisition) at the acquisition date fair value with limited exceptions. This will change the accounting treatment for certain specific items and include a substantial number of new disclosure requirements. These changes include: (a) the “acquirer” recording all assets and liabilities of the acquired business, including goodwill, generally at their fair values, (b) recording contingent consideration arrangements at fair value on the date of acquisition, with changes in fair value recognized in earnings until settled, and (c) expensing acquisition-related transaction and restructuring costs rather than treating as part of the cost of the acquisition and including in the amount recorded for assets acquired. The new guidance applies prospectively to business combinations which occur after July 1, 2009. The impact of these new provisions on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate in the future.

Noncontrolling Interests: On July 1, 2009, we adopted the updated provisions issued by the FASB within ASC 810-10-65, “Consolidation,” relating to the presentation requirements for noncontrolling interests (formerly minority interests). The new guidance requires reporting entities to present noncontrolling (minority) interests as a component of equity (as opposed to as a liability) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. In addition, the new provisions also require companies to report a consolidated net income (loss) measure that includes the amount attributable to such noncontrolling interests. The adoption of the new provisions applies to noncontrolling interests prospectively from that date. However, the presentation and disclosure requirements were applied retrospectively for all periods presented. As a result of this adoption, we reclassified noncontrolling interests in the amount of $0.8 million from liabilities to equity in the June 30, 2009 Condensed Consolidated Balance Sheet and we included zero and less than $0.1 million of income from our noncontrolling interest within the caption Net income (loss) attributable to Harman International Industries, Incorporated in our Condensed Consolidated Statement of Operations for the three and nine months ended March 31, 2009, respectively.

Earnings Per Share: On July 1, 2009, we adopted the updated provisions for earnings per share issued by the FASB within ASC 260-10-45-61A. The new guidance provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the new provisions. The adoption of the new provisions did not have a material impact on our financial position or results of operations.

Fair Value: We adopted ASC 820, “Fair Value Measurements and Disclosures” which defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements in two steps. We adopted this guidance for financial assets and liabilities effective July 1, 2008 and for non-financial assets and liabilities effective July 1, 2009. This guidance is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. It does not expand or require any new fair value measures; however the application of this statement may change current practice. Refer to Note 13 – Fair Value Measurements for further information.

Accounting guidance allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. We did not elect the fair value measurement for any financial assets and liabilities.

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

In August 2009, FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value” which provides updated guidance on the fair value measurement of liabilities. This update provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC 820, “Fair Value Measurements and Disclosures,” such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. This update was effective for us on September 1, 2009. We adopted the updated provisions relating to fair value measurements and disclosures. The adoption of the new guidance did not have a material impact on our financial position or results of operations.

In January 2010, the FASB issued ASU 2010-6, “Fair Value Measurements and Disclosures.” This new guidance requires the gross presentation of activity within the Level 3 fair value measurement to roll forward and requires disclosure of the details of transfers in and out of Level 1 and Level 2 fair value measurements. It also clarifies two existing disclosure requirements on the level of disaggregation of fair value measurements and disclosure on inputs and valuation techniques. The new guidance was effective for us on January 1, 2010. We adopted the updated provisions relating to fair value measurements and disclosures. The adoption of the new guidance did not have a material impact on our financial position or results of operations. Refer to Note 13 – Fair Value Measurements for further information.

Impairment of Debt Securities: On July 1, 2009, we adopted the updated provisions relating to the recognition and presentation of other-than-temporary impairments, issued by the FASB within ASC 820-10-35-51. The new guidance amends the other-than-temporary impairment guidance for certain debt securities and requires an investor to assess the likelihood of selling the security, prior to recovering its cost basis. If an investor is able to meet the criteria to assert that it will not have to sell a security before recovery, impairment charges related to credit losses would be recognized in earnings, while impairment charges related to non-credit losses would be reflected in other comprehensive income. It also amends the disclosure requirements by requiring entities to disclose information that will help users understand the types of investments held, including information about investments in an unrealized loss position for which an impairment charge has not been recognized. The adoption of the new provisions did not have any impact on our financial position or results of operations.

Intangible Assets: On July 1, 2009, we adopted the updated provisions relating to the determination of the useful life of intangible assets, issued by the FASB within ASC 350-30-65. The new guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the provisions is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The adoption of the new provisions did not have a material impact on our financial position or results of operations.

Consolidation: In January 2010, FASB issued ASU No. 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary,” which clarifies that accounting guidance relating to noncontrolling interests and changes in ownership of a subsidiary, also applies to the disposal of businesses that are not subsidiaries, clarifies certain implementation issues and also amends the disclosure requirements. The new guidance is effective on a retrospective basis for interim periods ended after December 15, 2009. We adopted the provisions of this new guidance on October 1, 2009. The adoption of the new provisions did not have any impact on our financial position or results of operations.

Subsequent Events: In May 2009, the FASB issued a statement which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In February 2010, the FASB issued ASU 2010-09, “Subsequent Events”, which amends the previous guidance on subsequent events and no longer requires SEC filers to disclose the date through which subsequent events have been evaluated. The subsequent event provisions are effective for interim and annual reporting periods ending after June 15, 2009 and were effective for us beginning in the fourth quarter of fiscal 2009. The amendments were effective in February 2010. We adopted the new guidance in our Form 10-Q for the quarter ended March 31, 2010 and as a result of the adoption we no longer disclose the date through which subsequent events have been evaluated. The adoption of the new provisions did not have any impact on our financial position or results of operations.

Recently Issued Accounting Standards

Variable Interest Entities: In December 2009, the FASB issued ASU 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”, which amended certain provisions relating to the consolidation of variable interest entities, issued within ASC 810, “Consolidation.” The amendments primarily include (i) amending the guidance for determining whether an entity is a variable interest entity (“VIE”) and (ii) amending the criteria for identification of the primary beneficiary of a VIE. The new provisions also require a company to continually reassess whether the company is the primary beneficiary of a VIE and requires enhanced disclosures in the financial statements about the company’s relationship with VIEs. The amended provisions are effective for us on July 1, 2010. We do not expect the adoption of the new guidance to have a material impact on our financial position or results of operations.

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

Multiple Element Revenue Arrangements: In October 2009, the FASB issued the following ASUs: (1) ASU No. 2009-13, “Revenue Recognition (ASC Topic 605) - Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force” and (2) ASU No. 2009-14, “Software (ASC Topic 985) - Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force.” The new guidance requires a vendor to allocate revenue to each standalone deliverable in arrangements involving multiple deliverables based on the relative selling price of each deliverable. It also changes the level of evidence of standalone selling price required to separate deliverables by allowing a vendor to make its best estimate of the standalone selling price of deliverables when more objective evidence of selling price is not available. The new guidance also excludes sales of tangible products that contain essential software elements from the scope of revenue recognition for software arrangements. Because of these changes, revenue will be recognized earlier for many revenue transactions involving multiple deliverables and sales of software enabled devices. We will be required to provide additional disclosures relating to qualitative and quantitative information about a vendor’s revenue arrangements and about the significant judgments made about the application of the new guidance and any changes in those judgments or the application that may significantly affect the timing or amount of revenue recognition. The new guidance can be adopted on a prospective basis or in certain circumstances on a retrospective basis. Early adoption is permitted. If prospective application is elected, it is to be applied to arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. The amended provisions are effective for us on July 1, 2010. We do not expect the adoption of this new guidance to have a material impact on our financial position or results of operations.

Other ASUs: During 2009 and 2010, the FASB has issued several ASUs – ASU No. 2009-02 through ASU No. 2009-17 and ASU 2010-01 through ASU 2010-11. Except for ASUs discussed above, the remaining ASUs entail technical corrections to existing guidance or affect guidance related to specialized industries or entities or were not applicable to us and therefore have minimal, if any, impact on our consolidated financial statements.

Note 3 – Inventories, net

Inventories consist of the following:

	March 31, 2010	June 30, 2009
Finished goods	$154,519	$147,002
Work in process	59,375	51,215
Raw materials	147,623	135,487

Inventories, net	$361,517	$333,704

Inventories are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method. The valuation of inventory requires us to make judgments and estimates regarding obsolete, damaged or excess inventory as well as current and future demand for our products. The estimates of future demand and product pricing that we use in the valuation of inventory are the basis for our inventory reserves and have an effect on our results of operations. We calculate inventory reserves using a combination of lower of cost or market analysis, analysis of historical usage data, forecast demand data and historical disposal rates. Specific product valuation analysis is applied, if practicable, to those items of inventory representing a higher portion of the value of inventory on-hand. At March 31, 2010 and June 30, 2009 our inventory reserves were $87.5 million and $91.5 million, respectively.

Note 4 – Property, Plant and Equipment, net

Property, plant and equipment consist of the following:

	Estimated Useful Lives (in Years)	March 31, 2010	June 30, 2009
Land		$12,328	$13,506
Buildings and improvements	1-50	274,426	291,831
Machinery and equipment	3-20	913,788	948,123
Furniture and fixtures	3-10	32,200	40,069

Property, plant and equipment, gross		1,232,742	1,293,529
Less accumulated depreciation and amortization		(796,333)	(774,933)

Property, plant and equipment, net		$436,409	$518,596

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

Details of our accrued warranties are as follows:

	Nine Months Ended March 31,
	2010	2009
Accrued warranties, June 30,	$116,673	$126,977
Warranty provisions	39,168	49,040
Warranty payments (cash or in-kind)	(50,545)	(45,637)
Other(1)	(1,024)	(17,463)

Accrued warranties, March 31,	$104,272	$112,916

(1)	Other primarily represents foreign currency translation.

Note 6 – Earnings (Loss) Per Share

The following table presents the calculation of basic and diluted earnings (loss) per share of common stock outstanding:

	Three Months Ended March 31,
	2010		2009
	Basic	Diluted	Basic	Diluted
Net income (loss) attributable to Harman International Industries, Incorporated	$18,260	$18,260	$(68,765)	$(68,765)

Weighted average shares outstanding	70,531	70,531	58,568	58,568
Employee stock options	—	751	—	—

Total weighted average shares outstanding	70,531	71,282	58,568	58,568

Earnings (loss) per share	$0.26	$0.26	$(1.17)	$(1.17)

	Nine Months Ended March 31,
	2010		2009
	Basic	Diluted	Basic	Diluted
Net income (loss) attributable to Harman International Industries, Incorporated	$24,886	$24,886	$(366,908)	$(366,908)

Weighted average shares outstanding	70,300	70,300	58,544	58,544
Employee stock options	—	491	—	—

Total weighted average shares outstanding	70,300	70,791	58,544	58,544

Earnings (loss) per share	$0.35	$0.35	$(6.27)	$(6.27)

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

Certain options were outstanding and not included in the computation of diluted earnings per share because the assumed exercise of these options would have been antidilutive. Options to purchase 1,572,904 and 2,709,042 shares of our common stock with exercise prices ranging from $32.83 to $126.94 and $11.72 to $126.94 per share during the three months ended March 31, 2010 and 2009, respectively, were outstanding and excluded from the computation of diluted earnings per share because they would have been antidilutive. In addition, zero and 598,429 restricted shares and restricted share units for the three months ended March 31, 2010 and 2009, respectively, were excluded from the computation of diluted earnings per share as they also would have been antidilutive. Options to purchase 2,390,501 and 2,716,750 shares of our common stock with exercise prices ranging from $26.64 to $126.94 and $11.72 to $126.94 per share during the nine months ended March 31, 2010 and 2009, respectively, were outstanding and excluded from the computation of diluted earnings per share because they would have been antidilutive. In addition, 777 and 412,273 restricted shares and restricted share units for the nine months ended March 31, 2010 and 2009, respectively, were excluded from the computation of diluted earnings per share as they also would have been antidilutive.

The conversion terms of the Convertible Senior Notes will affect the calculation of diluted earnings per share if the price of our common stock exceeds the conversion price of the Convertible Senior Notes. The initial conversion price of the Convertible Senior Notes is approximately $104 per share, subject to adjustment in specified circumstances as described in the Indenture. Upon conversion, a holder of Convertible Senior Notes will receive an amount per Convertible Note in cash equal to the lesser of $1,000 or the conversion value of the Convertible Senior Notes, determined in the manner set forth in the Indenture. If the conversion value exceeds $1,000, we will deliver $1,000 in cash and, at our option, cash or common stock or a combination of cash and common stock for the conversion price in excess of $1,000. The conversion option is indexed to our common stock and therefore is classified as equity. The conversion option will not result in an adjustment to net income in calculating diluted earnings per share. The dilutive effect of the conversion option will be calculated using the treasury stock method. Therefore, conversion settlement shares will be included in diluted shares outstanding if the price of our common stock exceeds the conversion price of the Convertible Senior Notes.

Note 7 – Goodwill

During the three and nine months ended March 31, 2010 we recognized zero and $12.3 million, respectively, of goodwill impairment in our Condensed Consolidated Statements of Operations. Our annual goodwill impairment test conducted in April 2009 indicated that no goodwill was supportable in our Automotive segment. In the first half of fiscal year 2010, we recognized additional goodwill of $12.3 million associated with contingent purchase price arrangements from acquisitions in prior years and subsequently impaired $12.3 million of goodwill in the same reporting period.

As a result of the sustained improvements in the operating results of our Automotive business due to improvements in economic conditions and realized savings resulting from our cost cutting initiatives, we performed a preliminary goodwill impairment test during the three months ended March 31, 2010. The March 31, 2010 calculation demonstrated that the calculated fair value of our reporting units exceeded the respective carrying values and thus no impairment existed at Automotive and our other reporting units. As a result, we are not recording goodwill impairment charges associated with the incremental goodwill recorded related to the contingent purchase price arrangements. During the three months ended March 31, 2010, we recorded $3.1 million of goodwill associated with a contingent purchase price arrangement in our Automotive segment.

Note 8 – Debt

Amended Credit Agreement

We are party to a second amended and restated multi-currency, multi-option credit agreement with a group of banks (the “Amended Credit Agreement”), which is more fully described in our Form 10-K. We repaid $228.9 million of outstanding borrowings under the Amended Credit Agreement during the nine months ended March 31, 2010 (see “Convertible Senior Notes” below). At March 31, 2010, we had a total borrowing capacity of $231.6 million under the Amended Credit Agreement, with $6.6 million of outstanding borrowings consisting of outstanding letters of credit and $225.0 million of available borrowing capacity.

The Amended Credit Agreement contains financial and other covenants that are more fully described in our Form 10-K. If we do not meet the forecast in our budgets, we could violate our debt covenants and, absent a waiver from our lenders or an amendment to our Amended Credit Agreement, we could be in default under the Amended Credit Agreement. As a result, our debt under the Amended Credit Agreement could become due which would have a material adverse effect on our financial condition and results of operations. A default under the Amended Credit Agreement could also lead to an event of default under the Indenture, as amended and the acceleration of the Convertible Senior Notes. As of March 31, 2010, we were in compliance with all the financial covenants of the Amended Credit Agreement. We believe we will be in compliance with these covenants for at least the next 12 months.

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

Convertible Senior Notes

On July 1, 2009, we adopted new accounting guidance relating to the Convertible Senior Notes which is more fully described in Note 2 – New Accounting Standards and in our Form 10-K.

The Indenture contains covenants, one of which requires us to calculate the ratio of Consolidated Total Debt to Consolidated EBITDA, as defined in the Indenture, each time we incur additional indebtedness, for the most recently ended four quarter period. On January 12, 2010, we entered into a supplemental indenture to the Indenture (the “Supplemental Indenture”) which amended this covenant. Under the Supplemental Indenture, we are now permitted to, without complying with the ratio of Consolidated Total Debt to Consolidated EBITDA of 3.25 to 1.00: (a) incur revolving extensions of credit under the Amended Credit Agreement, up to a maximum amount of $231.6 million, and (b) incur additional indebtedness, subject to a requirement to make a pro rata offer to purchase a principal face amount of the Convertible Senior Notes equal to 50 percent of the aggregate amount of such indebtedness so incurred, plus accrued and unpaid interest thereon. This prepayment obligation survives until the earlier to occur of (i) October 23, 2010 or (ii) the date that less than $200 million in principal amount of Convertible Senior Notes are outstanding, subject in all instances to the satisfaction of certain conditions. In January 2010, prior to entering into the Supplemental Indenture, we paid down $222.5 million of outstanding debt under the Amended Credit Agreement, which amount represented the total outstanding borrowings at that time. At March 31, 2010, we were in compliance with all covenants under the Indenture, as amended by the Supplemental Indenture and we believe that we will be in compliance with these covenants for at least the next 12 months.

Note 9 – Income Taxes

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income. Income tax expense for the three months ended March 31, 2010 was $4.9 million, compared to an income tax benefit of $29.4 million for the same period in the prior year. The effective rate for the three months ended March 31, 2010 was 21.3 percent, compared to 30.0 percent in the same period in the prior year. The decrease in the effective tax rate for the three months ended March 31, 2010 compared to the same period in the prior year was primarily due to a change in the current period income mix to lower tax jurisdictions. For the nine months ended March 31, 2010, the income tax expense was $10.5 million, compared to an income tax benefit of $72.5 million for the same period in the prior year. The effective tax rate for the nine months ended March 31, 2010 was 25.9 percent, compared to an effective tax rate of 16.5 percent for the same period in the prior year. The effective tax rate for the three months ended March 31, 2010 includes foreign tax benefits reduced by the tax effects of significant unusual or infrequent items that are recorded separately or recorded net of their related tax effects. The effective tax rate for the nine months ended March 31, 2010, includes the benefits of the U.S. research and development credit and foreign tax benefits reduced by the tax effects of significant unusual or infrequent items that are recorded separately or recorded net of their related tax effects. The increase in the effective tax rate for the nine months ended March 31, 2010 compared to the same period in the prior year was primarily due to the prior period including a significant amount of goodwill impairment charges that were not deductible for income tax purposes resulting in a lower tax benefit, partially offset by a change in the current period income mix to lower tax jurisdictions.

As of March 31, 2010, unrecognized tax benefits and the related interest were $13.1 million and $1.2 million, respectively, all of which would affect the tax rate if recognized. This amount of $14.3 million is included with noncurrent liabilities in our Condensed Consolidated Balance Sheet at March 31, 2010 as we do not expect settlement within the next 12 months. During the three and nine months ended March 31, 2010, we recorded a benefit related to uncertain tax positions of $0.7 million and $1.6 million, respectively.

Note 10 – Shareholders’ Equity

Preferred Stock

As of March 31, 2010 and June 30, 2009, we had no shares of preferred stock outstanding. We are authorized to issue 5 million shares of preferred stock, $0.01 par value.

Common Stock

We have 200 million authorized shares of common stock, $0.01 par value. At March 31, 2010 and June 30, 2009, we had 95,128,236 and 94,929,595 shares issued; 25,599,817 and 25,599,817 shares in treasury stock and 69,528,419 and 69,329,778 shares outstanding (net of treasury stock), respectively.

Changes in Equity:

The following is a summary of the changes in Accumulated Other Comprehensive Income (“AOCI”) for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31, 2010	March 31, 2009
Net income (loss) attributable to Harman International Industries, Incorporated:	$18,260	$(68,765)
Foreign currency translation	(33,505)	(33,766)
Unrealized gains (losses) on hedging	10,697	(3,724)
Changes in pension benefits	(212)	(135)
Unrealized loss on available-for-sale securities	28	(371)

Total accumulated other comprehensive income (loss)	$(4,732)	$(106,761)

The following is a summary of the changes in AOCI and changes in equity for the nine months ended March 31, 2010 and 2009:

	Preferred Stock	Common Stock	Additional Paid-in Capital	AOCI	Retained Earnings	Treasury Stock	Harman Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at June 30, 2009	$—	$949	$869,609	$57,198	$1,126,946	$(1,047,570)	$1,007,132	$786	$1,007,918

Net income	—	—	—	—	24,886	—	24,886	—	24,886
Foreign currency translation	—	—	—	(17,064)	—	—	(17,064)	—	(17,064)
Unrealized gain on hedging	—	—	—	16,706	—	—	16,706	—	16,706
Changes in pension benefits	—	—	—	(230)	—	—	(230)	—	(230)
Unrealized gain on available-for-sale securities	—	—	—	239	—	—	239	—	239

Comprehensive (loss) income:	—	—	—	(349)	24,886	—	24,537	—	24,537
Exercise of stock options, net of shares received	—	2	2,545	—	—	—	2,547	—	2,547
Share based compensation	—	—	14,936	—	—	—	14,936	—	14,936
Noncontrolling interest	—	—	—	—	—	—	—	(786)	(786)

Balance at March 31, 2010	$—	$951	$887,090	$56,849	$1,151,832	$(1,047,570)	$1,049,152	$—	$1,049,152

	Preferred Stock	Common Stock	Additional Paid-in Capital	AOCI	Retained Earnings	Treasury Stock	Harman Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at June 30, 2008	$—	$841	$676,648	$191,531	$1,560,657	$(1,047,570)	$1,382,107	$34	$1,382,141

Net loss	—	—	—	—	(366,908)	—	(366,908)	—	(366,908)
Foreign currency translation	—	—	—	(154,599)	—	—	(154,599)	—	(154,599)
Unrealized gain on hedging	—	—	—	3,443	—	—	3,443	—	3,443
Changes in pension benefits	—	—	—	(303)	—	—	(303)	—	(303)
Unrealized loss on available-for-sale securities	—	—	—	(5,001)	—	—	(5,001)	—	(5,001)

Comprehensive loss	—	—	—	(156,460)	(366,908)	—	(523,368)	—	(523,368)
Exercise of stock options, net of shares received	—	—	101	—	—	—	101	—	101
Share based compensation	—	1	4,688	—	—	—	4,689	—	4,689
Dividends ($0.05 per share)	—	—	—	—	(2,196)	—	(2,196)	—	(2,196)
Noncontrolling interest	—	—	—	—	—	—	—	(34)	(34)

Balance at March 31, 2009	$—	$842	$681,437	$35,071	$1,191,553	$(1,047,570)	$861,333	$—	$861,333

AOCI

At March 31, 2010 and June 30, 2009, AOCI consists of the following:

	March 31, 2010	June 30, 2009
Accumulated other comprehensive income:
Foreign currency translation	$67,491	$84,555
Unrealized gains (losses) on hedging	7,665	(9,041)
Pension benefits	(14,051)	(13,821)
Unrealized loss on available-for-sale securities	(4,256)	(4,495)

Total accumulated other comprehensive income	$56,849	$57,198

There are approximately $1.5 million and $1.4 million of investments included in other current assets at March 31, 2010 and June 30, 2009, respectively, that have been classified as available-for-sale securities. These securities are recorded at fair value with realized gains or losses recorded in income and unrealized gains and losses recorded in other comprehensive income (loss), net of taxes.

Note 11 – Share-Based Compensation

Share-Based Compensation

On March 31, 2010, we had one share-based compensation plan with shares available for future grants, the Amended and Restated 2002 Stock Option and Incentive Plan (the “2002 Plan”). The 2002 Plan permits the grant of stock options, stock appreciation rights, restricted stock and restricted stock units in an aggregate amount not to exceed 6,760,000 shares of our common stock. During the nine months ended March 31, 2010 options to purchase 610,135 shares of our common stock and 766,756 restricted stock units were granted under the 2002 Plan. No shares of restricted stock or restricted stock units were granted outside the 2002 Plan during the same period.

Share-based compensation expense was $6.0 million and $4.9 million for the three months ended March 31, 2010 and 2009, respectively, and was $16.5 million and $4.9 million for the nine months ended March 31, 2010 and 2009, respectively. Share-based compensation expense for the three months ended March 31, 2010 was higher than the same period in the prior year due to an increase in grants versus the same period in the prior year. Share-based compensation expense for the nine months ended March 31, 2010 was higher than the same period in the prior year due to stock option forfeitures recorded in connection with the retirement of senior executives in the nine months ended March 31, 2009. The total income tax benefit (expense) recognized in the Condensed Consolidated Statements of Operations for share-based compensation arrangements was $1.3 million and $1.2 million for the three months ended March 31, 2010 and 2009, respectively, and was $3.7 million and $0.2 million for the nine months ended March 31, 2010 and 2009, respectively.

Fair Value Determination

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions noted in the following table.

	Nine Months Ended March 31,
	2010	2009
Expected volatility	59.9% -79.0%	42.0% -58.6%
Weighted-average volatility	68.6%	50.1%
Expected annual dividend	$—	$0.05
Expected term (in years)	1.88 -3.98	1.90-6.51
Risk-free rate	0.9% -2.2%	1.3%-3.6%

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

Stock Option Activity

A summary of option activity under our stock option plans as of and for the nine months ended March 31, 2010 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2009	2,612,982	$60.87	7.20	$679
Granted	610,135	28.65
Exercised	(129,942)	19.60
Forfeited or expired	(129,354)	63.44

Outstanding at March 31, 2010	2,963,821	55.94	7.52	27,018

Exercisable at March 31, 2010	1,032,453	$68.65	6.08	$6,212

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2010 and 2009 was $16.14 and $7.41, respectively. The weighted-average grant-date fair value of options granted during the nine months ended March 31, 2010 and 2009 was $12.84 and $11.19, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2010 and 2009 was $1.4 million and zero, respectively. The total intrinsic value of options exercised during the nine months ended March 31, 2010 and 2009 was $2.4 million and $0.3 million, respectively.

Grant of Stock Options with Market Conditions

We granted 330,470 stock options containing a market condition to employees on March 21, 2008. The options vest three years from the date of grant based on a comparison of Harman’s total shareholder return (“TSR”) to the TSR of a selected peer group of publicly listed multinational companies. TSR will be measured as the annualized increase in the aggregate value of our stock price plus the value of dividends, assumed to be reinvested into shares of our stock at the time of dividend payment. The base price to be used for the TSR calculation of $42.19 is the 20-day trading average from February 6, 2008 through March 6, 2008. The ending price to be used for the TSR calculation will be the 20-day trading average prior to and through March 6, 2011. The grant date fair value of $4.2 million was calculated using a combination of Monte Carlo simulation and lattice-based models. Share-based compensation expense for these awards was $0.3 million for each of the three months ended March 31, 2010 and 2009 and was $1.0 million for each of the nine months ended March 31, 2010 and 2009.

Restricted Stock Awards

A summary of the status of our nonvested restricted stock as of and for the nine months ended March 31, 2010, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at June 30, 2009	86,992	$81.11
Granted	—	—
Vested	(26,992)	116.65
Forfeited	—	—

Nonvested at March 31, 2010	60,000	$65.13

As of March 31, 2010, there was $0.7 million of total unrecognized compensation cost related to nonvested restricted stock-based compensation arrangements. The weighted average recognition period was 1.12 years. At March 31, 2010, a total of 60,000 shares of restricted stock were outstanding, of which 51,000 were granted under the 2002 Plan and 9,000 were granted outside of the Plan.

Restricted Stock Units

In January and September 2008, we granted 34,608 and 28,344 cash-settled restricted stock units, respectively, outside the 2002 Plan. These restricted stock units are accounted for as liability awards and are recorded at the fair value at the end of the reporting period in accordance with their vesting schedules. In the three months ended March 31, 2010 and 2009, there were 12,856 and 26,498 restricted stock units settled, respectively, at a cost of $0.6 million and $0.4 million, respectively. In the nine months ended March 31, 2010 and 2009, there were 14,464 and 28,106 restricted stock units settled, respectively, at a cost of $0.6 million and $0.5 million, respectively. At March 31, 2010, 17,612 cash-settled restricted stock units were outstanding.

We granted 380,400 and 133,507 restricted stock units with performance conditions under the 2002 Plan in the nine months ended March 31, 2010 and 2009, respectively. The restricted stock units vest on the third anniversary of the date of grant and are subject to the attainment of certain performance targets in fiscal years 2011 and 2012. Compensation expense is recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the performance targets will be met. We have recognized compensation expense based on our estimate of the probability of achieving the targets.

In the nine months ended March 31, 2010 and 2009, we also granted under the 2002 Plan 386,356 and 369,677 restricted stock units, respectively, that vest three years from the date of grant.

A summary of equity classified restricted stock unit activity as of and for the nine months ended March 31, 2010 is presented below:

Restricted Stock Units
Nonvested at June 30, 2009	506,064
Granted	766,756
Vested	(96,575)
Forfeited	(24,734)

Nonvested at March 31, 2010	1,151,511

At March 31, 2010, the aggregate intrinsic value of equity classified restricted stock units was $53.9 million. As of March 31, 2010, there was $20.5 million of total unrecognized compensation cost related to restricted stock unit compensation arrangements. The weighted average recognition period was 2.12 years.

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

On September 1, 2009, pursuant to the terms of an amendment to the CEO’s employment letter agreement, the Special Bonus Award was cancelled and replaced with the right to an annual equity award for fiscal years 2011 through 2013 (the “Annual Equity Grant”). On September 1, 2009, both time based vesting and performance based vesting restricted stock units were granted to the CEO pursuant to the terms of the Annual Equity Grant. The replacement of the Special Bonus Award with the awards granted pursuant to the Annual Equity Grant was accounted for as a modification of an existing award. As a result of this modification, during the first quarter of fiscal year 2010, approximately $0.5 million was reclassified from a liability to Additional paid-in capital in our Condensed Consolidated Balance Sheet and $0.5 million was recognized as compensation expense within Selling, General & Administrative expenses (“SG&A”) in our Condensed Consolidated Statement of Operations in the same reporting period and is therefore included in our results for the nine months ended March 31, 2010.

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

We are required to recognize all derivative instruments as either assets or liabilities at fair value in our Condensed Consolidated Balance Sheets. As permitted, certain of these derivative contracts have been designated for cash flow hedge accounting treatment, whereby gains and losses are reported within accumulated other comprehensive income, until the underlying transaction occurs. Certain of our derivatives, for which hedge accounting is not applied, are effective as economic hedges. These derivative contracts are required to be recognized each period at fair value, with gains and losses reported in earnings, and therefore do result in some level of earnings volatility. The level of volatility will vary with the type and amount of derivative hedges outstanding, as well as fluctuations in the currency and interest rate markets during the period. The related cash flow impacts of all our derivative activities are reflected as cash flows from operating activities.

Derivatives, by their nature, involve varying degrees of market and credit risk. The market risk associated with these instruments resulting from currency exchange and interest rate movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. We do not believe there is significant risk of loss in the event of non-performance by the counterparties associated with these instruments, because these transactions are executed with a diversified group of major financial institutions. Furthermore, our policy is to deal with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposure to such counterparties.

Foreign Exchange Risk Management

We use foreign exchange contracts to hedge the price risk associated with foreign denominated forecasted purchases of materials used in our manufacturing process and to manage currency risk associated with operating costs in certain operating units. These contracts generally mature in one year or less. A portion of these contracts are designated as cash flow hedges.

At March 31, 2010 and June 30, 2009, we had outstanding foreign exchange contracts which are summarized below:

	March 31, 2010		June 30, 2009
	Gross Notional Value	Fair Value Asset/ (Liability) (1)	Gross Notional Value	Fair Value Asset/ (Liability) (1)
Currency Hedged (Buy/Sell):
US Dollar/Euro	$154,298	$6,607	$176,872	$(13,039)
Swiss Franc/US Dollar	14,233	(634)	13,814	(52)
Euro/British Pound	8,106	(91)	5,614	6
Japanese Yen/Euro	6,420	49	6,225	(58)
Canadian Dollar/US Dollar	6,008	353	22,972	182
Swedish Krona/Euro	5,818	22	5,452	65
Danish Krone/Euro	1,270	1	73,136	(4)
Swiss Franc/Euro	—	—	4,835	(66)
Other	3,274	(111)	6,891	(244)

Total	$199,427	$6,196	$315,811	$(13,210)

(1)	Represents the net receivable/(payable) included in the Condensed Consolidated Balance Sheets.

Cash Flow Hedges

We designate a portion of our foreign exchange contracts as cash flow hedges of foreign currency denominated purchases. As of March 31, 2010 and June 30, 2009, we had $161.2 million and $199.8 million of forward contracts maturing through August 2010 and June 2010, respectively, in various currencies to hedge foreign currency denominated assets. These contracts are recorded at fair value in the accompanying Condensed Consolidated Balance Sheets. The changes in fair value for these contracts on a spot to spot basis are reported in Accumulated other comprehensive income and are reclassified to either Cost of sales or SG&A, depending on the nature of the underlying asset or liability that is being hedged, in our Condensed Consolidated Statements of Operations, in the period or periods during which the underlying transaction occurs. If it becomes apparent that an underlying forecasted transaction will not occur, the amount recorded in Accumulated other comprehensive income related to the hedge is reclassified to Other expenses, in our Condensed Consolidated Statements of Operations, in the then-current period. Amounts relating to such reclassifications were immaterial for the three and nine months ended March 31, 2010 and 2009.

Changes in the fair value of the derivatives are highly effective in offsetting changes in the cash flows of the hedged items because the amounts and the maturities of the derivatives approximate those of the forecasted exposures. Any ineffective portion of the derivative is recognized in the current period in our Condensed Consolidated Statements of Operations, in the same line item in which the foreign currency gain or loss on the underlying hedged transaction was recorded. No amount of ineffectiveness was recognized in the Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2010 and 2009 and all components of each derivative’s gain or loss, with the exception of forward points (see below), were included in the assessment of hedge ineffectiveness. At March 31, 2010 and June 30, 2009, the fair value of these contracts was a net asset of $6.0 million and a net liability of $11.3 million, respectively. The amount associated with these hedges that is expected to be reclassified from Accumulated other comprehensive income to earnings within the next 12 months is a gain of $6.1 million.

We elected to exclude forward points from the effectiveness assessment. At the end of the period we calculate the excluded amount, which is the fair value relating to the change in forward points that is recorded to current earnings as Miscellaneous, net in our Condensed Consolidated Statements of Operations. For the three months ended March 31, 2010 and 2009, we recognized $0.3 million and $0.9 million, respectively, in net gains related to the change in forward points. For the nine months ended March 31, 2010 and 2009, we recognized $1.1 million and $1.6 million, respectively, in net gains related to the change in forward points.

Economic Hedges

When hedge accounting is not applied to derivative contracts, we recognize the gain or loss on the associated contracts directly in current period earnings in Cost of Sales, in our Condensed Consolidated Statements of Operations, as unrealized exchange gains/(losses). As of March 31, 2010 and June 30, 2009, we had $38.2 million and $116.0 million, respectively, of forward contracts maturing through May 2010 and February 2010, respectively, in various currencies to hedge foreign currency denominated intercompany loans and other foreign currency denominated assets. At March 31, 2010 and June 30, 2009, the fair value of these contracts was a liability of $0.8 million and $0.4 million, respectively. Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans and other foreign denominated assets in other non-operating income.

Interest Rate Risk Management

We have one interest rate swap contract with a notional amount of $24.2 million and $26.1 million at March 31, 2010 and June 30, 2009, respectively, to manage our interest rate exposure and effectively convert interest on an operating lease from a variable rate to a fixed rate. The objective of the swap is to offset changes in rent expenses caused by interest rate fluctuations. The interest rate swap contract is designated as a cash flow hedge. At the end of each reporting period, the discounted fair value of the swap contract is calculated and recorded in Accumulated other comprehensive income and reclassified to rent expense, within SG&A in our Condensed Consolidated Statements of Operations, in the then current period. If the hedge is determined to be ineffective, the ineffective portion will be reclassified from Accumulated other comprehensive income and recorded as rent expense, within SG&A. We recognized less than $0.1 million and zero in the Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2010 and 2009, respectively. All components of the derivative loss were included in the assessment of the hedges effectiveness in all periods presented. The amount associated with the swap contract that is expected to be recorded as rent expense in the next 12 months is a loss of $0.8 million.

The following tables provide a summary of the fair value amounts of our derivative instruments as of March 31, 2010 and June 30, 2009:

Fair Values of Derivative Instruments as of March 31, 2010 and June 30, 2009:

		Fair Value
	Balance Sheet Location	March 31, 2010	June 30, 2009
Derivatives Designated as Hedging Instruments, Gross:
Other assets:
Foreign exchange contracts	Other assets	$6,434	$1,065
Other liabilities:
Foreign exchange contracts	Other liabilities	439	12,328
Interest rate swap	Accrued liabilities	938	957
Interest rate swap	Other non-current liabilities	982	810

Total liabilities		2,359	14,095

Net asset (liability) for derivatives designated as hedging instruments		4,075	(13,030)

Economic Hedges, Gross:
Other assets:
Foreign exchange contracts	Other assets	1,275	88
Other liabilities:
Foreign exchange contracts	Other liabilities	1,068	1,696

Net asset (liability) for economic hedges:		207	(1,608)

Total net derivative asset (liability)		$4,282	$(14,638)

Derivatives Designated as Cash Flow Hedges:

The following tables show derivative activity for derivatives designated as cash flow hedges for the three months ended March 31, 2010 and 2009:

Derivatives Designated as Cash Flow Hedging Instruments For the Three Months Ended March 31, 2010 and 2009:

Derivative	Location of Derivative Gain/(Loss) Recognized in Income	Gain/(Loss) Recognized in OCI (Effective Portion)		Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion)		Gain/(Loss) from Amounts Excluded from Effectiveness Testing
		Three Months Ended March 31,
		2010	2009	2010	2009	2010	2009	2010	2009
Foreign exchange contracts	Cost of sales	$8,505	$(1,691)	$(10,340)	$2,711	$—	$—	$—	$—
Foreign exchange contracts	SG&A	—	—	2,016	5	—	—	(244)	(14)
Foreign exchange contracts	Other expense	—	—	—	—	—	—	(164)	(530)
Interest rate swap	Rent expense	(403)	(453)	(214)	(22)	17	(4)	—	—

Total cash flow hedges		$8,102	$(2,144)	$(8,538)	$2,694	$17	$(4)	$(408)	$(544)

We recognized less than $0.1 million and zero of ineffectiveness in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009, respectively, and all components of each derivative’s gain or loss were included in the assessment of hedge ineffectiveness, with the exception of forward points.

Derivatives Designated as Cash Flow Hedging Instruments For the Nine Months Ended March 31, 2010 and 2009:

Derivative	Location of Derivative Gain/(Loss) Recognized in Income	Gain/(Loss) Recognized in OCI (Effective Portion)		Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion)		Gain/(Loss) from Amounts Excluded from Effectiveness Testing
		Nine Months Ended March 31,
		2010	2009	2010	2009	2010	2009	2010	2009
Foreign exchange contracts	Cost of sales	$8,626	$5,019	$(18,299)	$4,054	$—	$—	$(335)	$(1,153)
Foreign exchange contracts	SG&A	—	—	3,876	73	—	—	(380)	(37)
Interest rate swap	Rent expense	(494)	(2,543)	(435)	83	12	(2)	—	—

Total cash flow hedges		$8,132	$2,476	$(14,858)	$4,210	$12	$(2)	$(715)	$(1,190)

We recognized less than $0.1 million and zero of ineffectiveness in the Condensed Consolidated Statements of Operations for the nine months ended March 31, 2010 and 2009, respectively, and all components of each derivative’s gain or loss were included in the assessment of hedge ineffectiveness, with the exception of forward points.

Derivatives Designated as Economic Hedges:

The following summarizes gains from our derivative instruments that are not designated as hedging instruments for the three and nine months ended March 31, 2010 and 2009:

Derivative	Location of Derivative Gain/(Loss)	Three Months Ended March 31,		Nine Months Ended March 31,
		2010	2009	2010	2009
Foreign exchange contracts	Cost of sales	$1,461	$(56)	$2,869	$2,869

Note 13 – Fair Value Measurements

Pursuant to the accounting guidance for fair value instruments, fair value is defined as the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. When determining the fair value measurements for assets and liabilities required to be permitted to be recorded at fair value, we consider the principal or most advantageous market in which it would transact and we consider assumptions that market participants would use when pricing the asset or liability

Fair Value Hierarchy:

Under fair value accounting guidance, there is a three-tier fair value hierarchy to prioritize the inputs used in measuring fair value. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

For assets and liabilities measured at fair value on a recurring basis, fair value is the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for the identical assets and liabilities, such measurements involve developing assumptions based on market observable data, and in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date.

The following table provides the fair value hierarchy for assets and liabilities measured on a recurring basis:

	Fair Value at March 31, 2010			Fair Value at June 30, 2009
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Assets
Short-term investments	$123,769	$—	$—	$—	$—	$—
Money market funds	17,360	—	—	17,937	—	—
Available-for-sale securities	1,545	—	—	1,358	—	—
Foreign exchange contracts	—	6,202	—	—	(12,871)	—
Interest rate swap	—	(1,920)	—	—	(1,767)	—

Total	$142,674	$4,282	$—	$19,295	$(14,638)	$—

The following describes the valuation methodologies we use to measure assets and liabilities accounted for at fair value on a recurring basis:

Short-term Investments, Money Market Funds and Available-for-Sale Securities: Short-term investments, money market funds and available-for-sale securities are classified as Level 1 as the fair value was determined from market quotes obtained from financial institutions in active markets.

Foreign Exchange Contracts: We use foreign exchange contracts to hedge market risks relating to possible adverse changes in foreign currency exchange rates. Our foreign exchange contracts were measured at fair value using Level 2 inputs. Such inputs include foreign currency exchange spot and forward rates for similar transactions in actively quoted markets.

Interest Rate Swap: We use an interest rate swap to hedge market risk relating to possible adverse changes in interest rates. We have elected to use the income approach to value our interest rate swap contract, which uses observable Level 2 inputs at the measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted). Level 2 inputs for the swap contract valuation are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on London Interbank Offered Rate (“LIBOR”), for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates) at commonly quoted intervals, and credit risk. These key inputs, including the LIBOR cash rates for very short-term, futures rates for up to two years, and LIBOR swap rates beyond the derivative maturity are used to construct the swap yield curve and discount the future cash flows to present value at the measurement date. As the interest rate swap contract is a derivative asset, a credit default swap basis available at commonly quoted intervals has been collected from Bloomberg and applied to all cash flows. If the interest rate swap contract was determined to be a derivative liability, we would be required to reflect potential credit risk to lenders using a borrowing rate specific to our Company. See Note 12 – Derivatives, for further discussion regarding our derivative financial instruments.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. These assets can include loans and long-lived assets that have been reduced to fair value when they are held for sale, impaired loans that have been reduced based on the fair value of the underlying collateral, cost and equity method investments and long-lived assets that are written down to fair value when they are impaired and the remeasurement of retained investments in formerly consolidated subsidiaries upon a change in control that results in deconsolidation of a subsidiary if we sell a controlling interest and retain a noncontrolling stake in the entity. Assets that are written down to fair value when impaired and retained investments are not subsequently adjusted to fair value unless further impairment occurs.

The following table provides the fair value hierarchy for assets and liabilities measured on a non-recurring basis and the losses recorded during the periods presented:

	Fair Value at March 31, 2010
Description	Level 1	Level 2	Level 3	Total Losses for the Three Months Ended March 31, 2010	Total Losses for the Nine Months Ended March 31, 2010

Assets
Equity method investments	$—	$—	$2,649	$—	$(13,122)
Goodwill	—	—	88,110	—	(12,292)
Long-lived assets	—	—	2,900	—	(995)

Total	$—	$—	$93,659	$—	$(26,409)

The following describes the valuation methodologies we use to measure financial and non-financial instruments accounted for at fair value on a non-recurring basis.

Equity Method Investments. Equity method investments are valued using market observable data such as quoted prices when available. When market observable data is unavailable, investments are valued using a discounted cash flow model, comparative market multiples or a combination of both approaches as appropriate. These investments are generally included in Level 3.

Investments in Subsidiaries and Formerly Consolidated Subsidiaries. Upon a change in control that results in either consolidation or deconsolidation of a subsidiary, the fair value measurement of our previous equity investment or retained noncontrolling stake in the former subsidiary, respectively, are valued using an income approach, a market approach, or a combination of both approaches as appropriate. In applying these methodologies we rely on a number of factors, including actual operating results, future business plans, economic projections, market observable pricing multiples of similar businesses and comparable transactions, and possible control premium. These investments are included in Level 3.

Goodwill: Goodwill is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We estimate the fair value of each reporting unit using a discounted cash flow methodology. This requires us to use significant judgment including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, determination of our weighted average cost of capital, and relevant market data. These investments are included in Level 3.

As a result of the deteriorating economic conditions and negative industry trends, in fiscal year 2009 we experienced significant declines in our market capitalization and as a result, we concluded during both the second and third quarters of fiscal year 2009, that a triggering event relating to goodwill impairment had occurred, as defined in guidance issued by the FASB, thereby necessitating the performance of interim period goodwill impairment tests as of November 30, 2008 and February 28, 2009. In connection with this, we revised our estimated cash flow projections to reflect the impact of the rapid changes in our business and the downturn in the economy and therefore we lowered our assumptions relating to net sales, operating cash flow margins and net cash flows by reporting unit over the five year projection period. The weak economic climate caused us to assume that the general economic conditions would begin a gradual recovery in fiscal year 2010 but that future growth rates would be lower than had been assumed in previous years. In addition, the instability of the credit markets caused us to increase our assumed discount rates used in calculating the fair value of our reporting units in fiscal year 2009 compared with the rates, which had been assumed in previous years. These estimates require significant management judgment, and as a result, we recorded a $330.6 million goodwill impairment charge in fiscal year 2009, of which $295.1 million was in our Automotive segment, $22.7 million was in our Consumer segment and $12.8 million was in our Other segment.

During the three and nine months ended March 31, 2010, we recognized zero and $12.3 million, respectively, of goodwill impairment in our Condensed Consolidated Statements of Operations. Our annual goodwill impairment test conducted in April 2009 indicated that no goodwill was supportable in our Automotive segment and in the six months ended December 31, 2009, we recognized additional goodwill of $12.3 million associated with contingent purchase price arrangements from acquisitions in prior years and subsequently impaired $12.3 million in the same reporting period.

As a result of the sustained improvements in the operating results of our Automotive business due to improvements in economic conditions and realized savings resulting from our cost cutting initiatives, we performed a preliminary goodwill impairment test during the three months ended March 31, 2010. The March 31, 2010 calculation demonstrated that the calculated fair value of our reporting units exceeded the respective carrying values and thus no impairment existed at Automotive and our other reporting units. As a result, we are not recording goodwill impairment charges associated with the incremental goodwill recorded related to the contingent purchase price arrangements. During the three months ended March 31, 2010, we recorded $3.1 million of goodwill associated with a contingent purchase price arrangement in our Automotive segment.

Long-lived Assets. Long-lived assets, including aircraft and real estate, are valued using the best information available, including quoted market prices or market prices for similar assets when available or internal cash flow estimates discounted at an appropriate interest rate or independent appraisals, as appropriate. For real estate, cash flow estimates are based on current market estimates that reflect current and projected lease profiles and available industry information about expected trends in rental, occupancy and capitalization rates. These investments are generally included in Level 3.

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

In fiscal year 2009, programs initiated included the closure of the Woodbury, New York facility and numerous headcount reductions across our business units to reduce excess capacity due to decreased sales. The most significant of these programs were in Germany, Austria, the United Kingdom and various locations in the United States. In fiscal year 2010, we announced the relocation of certain manufacturing activities from the United Kingdom to Hungary, a consolidation and optimization of our manufacturing capabilities in China and a reorganization of our portable navigation device (“PND”) business in Germany, which resulted in our exit of the PND distribution channel.

For the three months ended March 31, 2010, we recorded $4.4 million for our restructuring program, primarily within SG&A, of which $4.0 million was related to employee termination benefits. Cash paid for these and prior initiatives was $8.8 million. In addition, we have recorded $1.5 million of accelerated depreciation and inventory provisions primarily in Cost of sales.

For the three months ended March 31, 2009, we recorded $17.5 million for our restructuring program, primarily within SG&A, of which $16.6 million was related to employee termination benefits. Cash paid for these and prior initiatives was $14.1 million. In addition, we recorded $1.0 million of accelerated depreciation and inventory provisions primarily in Cost of Sales.

For the nine months ended March 31, 2010, we recorded $9.2 million for our restructuring program, primarily within SG&A, of which $8.0 million was related to employee termination benefits. Cash paid for these and prior initiatives for the nine months ended March 31, 2010 was $38.7 million. In addition, we have recorded $4.7 million of accelerated depreciation and inventory provisions primarily in Cost of Sales. During the second fiscal quarter of 2010, our Automotive and Professional segments updated their severance accruals based on new estimates which took into account higher than originally anticipated natural attrition rates. As a result, these restructuring accruals were reduced by approximately $12.0 million to reflect these updated estimates which are included within expense in the tables below.

For the nine months ended March 31, 2009, we recorded $44.6 million for our restructuring program, primarily within SG&A, of which $37.5 million was related to employee termination benefits. Cash paid for restructuring actions for the nine months ended March 31, 2009 was $31.7 million. In addition, we have recorded $9.7 million primarily in Cost of Sales for accelerated depreciation and the reclassification of the Martinsville property from held and used to held for sale.

Below is a rollforward of our restructuring accrual for the three and nine months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Beginning accrued liability	$53,466	$43,896	$77,454	$35,601
Expense	4,395	17,490	9,159	44,637
Utilization(1)	(11,001)	(14,357)	(39,753)	(33,209)

Ending accrued liability	$46,860	$47,029	$46,860	$47,029

(1)	Includes cash payments and the effects of foreign currency translation.

Restructuring expenses by reporting segment are as follows and include accruals for new programs as noted above plus revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Automotive	$1,434	$14,486	$3,588	$22,874
Consumer	372	131	3,719	5,559
Professional	2,456	3,054	1,467	8,695
Other	133	(181)	385	7,509

Total	4,395	17,490	9,159	44,637

Accelerated depreciation and inventory provisions	1,541	994	4,693	9,651

Total	$5,936	$18,484	$13,852	$54,288

Note 15 – Retirement Benefits

Plan Descriptions

Retirement savings plan

We provide a Retirement Savings Plan for certain employees in the United States. Under the plan, employees may contribute up to 50 percent of their pretax compensation subject to certain limitations. Each business unit will make a safe harbor non-elective contribution in an amount equal to three percent of a participant’s eligible contribution. Upon approval of the board of directors, each business unit may make a matching contribution of up to three percent (50 percent on the first six percent of an employee’s tax-deferred contribution) and a profit sharing contribution. Matching and profit sharing contributions vest at a rate of 25 percent for each year of service with the employer, beginning with the second year of service. Effective January 1, 2009, we suspended the matching and safe harbor non-elective contributions for these plans. The employer matching contribution has been reinstated as of January 1, 2010. Approval for the profit sharing contribution is requested from the board of directors at the end of each fiscal year. Management did not request approval for the profit sharing contribution for the fiscal year ended June 30, 2009, therefore no amount has been accrued for fiscal year 2010.

Pension benefits

We provide defined pension benefits to certain eligible employees. The measurement date used for determining pension benefits is the last day of our fiscal year, June 30. We have certain business units in Europe that maintain defined benefit pension plans for many of our current and former employees. The coverage provided and the extent to which the retirees’ share in the cost of the program vary by business unit. Generally, plan benefits are based on age, years of service and average compensation during the final years of service. In the United States, we have a Supplemental Executive Retirement Plan (“SERP”) that provides retirement, death and termination benefits, as defined in the SERP, to certain key executives designated by our board of directors. The majority of our defined benefit plans do not have contractual or legal statutes which specify minimum funding requirements. We are in compliance with all existing contractual obligations and legal statutes.

Our retirement benefits are more fully disclosed in Note 14, Retirement Benefits, to our consolidated financial statements included in Item 8 of our Form 10-K.

The following table presents the components of net periodic benefit costs:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Service cost	$565	$206	$1,735	$1,855
Interest cost	1,921	1,816	5,852	5,568
Amortization of prior service cost	352	401	1,055	1,358
Amortization of net loss	177	46	530	173

Net periodic benefit cost	$3,015	$2,469	$9,172	$8,954

During the nine months ended March 31, 2010, we made contributions of $6.2 million to the defined benefit pension plans which were paid to participants. We expect to make approximately $2.2 million in contributions for the remainder of the fiscal year ending June 30, 2010.

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

Consumer

Our Consumer segment designs, manufactures and markets a wide-range of mid- to high-end audio and digital storage systems for home, multimedia and mobile applications. Our Consumer products feature some of the world’s most recognized audio brands, including AKG®, Harman/Kardon, Infinity, JBL and Mark Levinson. Our loudspeaker and electronic products are offered through audio specialty and retail chain stores. Our branded products for computer and multimedia applications are focused on retail customers with products designed to enhance sound for computers, Apple’s iPodTM, iPhoneTM and similar devices.

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

Other (QNX)

Our Other segment includes the operations of our QNX® business, which offers real-time operating system software, middleware, development tools and consulting services. Our Other segment also includes compensation, benefit and occupancy costs for corporate employees. On April 9, 2010, we entered into a share purchase agreement (“the Purchase Agreement”) to sell all of the issued and outstanding shares of QNX Software Systems Co., QNX Software Systems (Wavemakers), Inc. and QNX Software Systems, Inc. (collectively, the “QNX Entities”) to two third parties. Refer to Note 21 – Subsequent Events for further information.

The following table reports net sales and operating income (loss) by each reporting segment:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Net sales:
Automotive	$629,676	$405,234	$1,840,668	$1,539,345
Consumer	81,192	69,001	292,284	286,503
Professional	125,994	114,498	380,294	368,582
Other	11,370	9,549	29,843	28,917

Total	$848,232	$598,282	$2,543,089	$2,223,347

Operating income (loss):
Automotive	$29,140	$(83,834)	$53,945	$(383,538)
Consumer	(742)	(7,809)	5,710	(34,521)
Professional	14,912	8,400	52,319	36,288
Other	(12,736)	(9,237)	(43,477)	(44,795)

Total	$30,574	$(92,480)	$68,497	$(426,566)

Other operating loss includes activity related to the operations of our QNX business and compensation, benefit and occupancy costs for our corporate operations.

Note 17 – Significant Customers

Presented below are the percentages of net sales to and net accounts receivables due from customers who represent ten percent or more of our net sales or net accounts receivable for the periods presented:

	Net Sales		Accounts Receivable, net
	Nine Months Ended March 31,		March 31,
	2010	2009	2010	2009
BMW	18%	14%	13%	11%
Audi/Volkswagen	14%	15%	14%	16%
Daimler AG	8%	9%	10%	6%
Other customers	60%	62%	63%	67%

Total	100%	100%	100%	100%

We anticipate that BMW, Audi/Volkswagen and Daimler AG will continue to account for a significant portion of our net sales and net accounts receivable for the foreseeable future. Our automotive customers are not obligated to any long-term purchase of our products.

Note 18 – Commitments and Contingencies

At March 31, 2010, we were subject to legal claims and litigation arising in the ordinary course of business, including the matters described below. The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial position or results of operations.

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

On January 16, 2008, the Kim Plaintiff filed an amended complaint. The amended complaint, which extended the Class Period through January 11, 2008, contended that, in addition to the violations alleged in the original complaint, Harman also violated Sections 10(b) and 20(a) of the 1934 Act and Rule 10b-5 by “knowingly failing to disclose “significant problems” relating to its PND sales forecasts, production, pricing, and inventory” prior to January 14, 2008. The amended complaint claimed that when “Defendants revealed for the first time on January 14, 2008 that shifts in PND sales would adversely impact earnings per share by more than $1.00 per share in fiscal 2008,” that led to a further decline in our share value and additional losses to the plaintiff class.

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

Automotive Supply Arrangements

We have arrangements with our automotive customers to provide products that meet predetermined technical specifications and delivery dates. In the event that we do not satisfy the performance obligations under these arrangements, we may be required to indemnify the customer. We accrue for any loss that we expect to incur under these arrangements when that loss is probable and can be reasonably estimated. In the three and nine months ended March 31, 2010, we incurred zero and $11.7 million, respectively, of costs relating to delayed delivery of product to an automotive customer. In the three and nine months ended March 31, 2009, we incurred zero and $2.6 million, respectively, of costs relating to delayed delivery of product to an automotive customer. An inability to meet performance obligations on automotive platforms to be delivered in future periods could adversely affect our results of operations and financial condition in future periods.

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

In fiscal year 2009, we entered into a restructuring agreement which amends the Harman Navis Inc. (“Harman Navis”) joint venture agreement and other related agreements which resulted in the sale of the Harman Navis joint venture to our 50 percent equity partner (“Navis”) over a period of 26 months. As a result of the restructuring agreement, we and Navis agreed to have Navis purchase our interest in the joint venture for an aggregate price of $20 million, payable in three installments through June 2011. The first of these amounts was due on December 15, 2009 and, on such date, Navis agreed to make a payment in the amount of $10 million in exchange for 50 percent of our equity interest. However, we agreed to pay a guaranteed royalty of $29 million over a three year period in lieu of future royalty payments, of which $10 million was payable by us on December 15, 2009, and as a result no cash was exchanged in this transaction since both the amount payable from us and receivable from Navis were equal and offsetting.

As a result of this transaction, we determined that we were no longer the primary beneficiary of the joint venture and therefore deconsolidated the joint venture and recorded an investment of $2.8 million in our Condensed Consolidated Balance Sheets which is being accounted for under the equity method. Our remaining 25 percent equity interest was measured at fair value using a weighted application of the cost, market and income valuation techniques. The deconsolidation of Harman Navis resulted in an overall loss of $13.1 million which is included in our Condensed Consolidated Statement of Operations as deconsolidation of variable interest entity for the three and nine months ended March 31, 2010. The loss resulted primarily from the difference between the fair value of the consideration received for the disposal of our equity interest and the net asset value of the joint venture that was deconsolidated.

In addition to the guaranteed royalty discussed above, we also agreed to pay Navis to perform certain engineering development work which will continue post-deconsolidation. We may enter into similar arrangements to support our future product development needs. Navis is considered a related party.

Note 20 – Related Parties

From time to time we enter into transactions with related parties. In December 2009, we entered into a three-year agreement for engineering and software development services with Neusoft Corporation (“Neusoft”), a Shanghai exchange listed technology solutions provider. A member of our board of directors is the Chairman and Chief Executive Officer of Neusoft. There have been no material transactions with Neusoft during the three and nine months ended March 31, 2010.

On April 20, 2010, our subsidiary, innovative systems GmbH Navigation – Multimedia (“Innovative”) entered into an asset purchase and business transfer agreement (the “Asset Purchase Agreement”) with Neusoft Technology Solutions GmbH (“Neusoft Technology”), which is a subsidiary of Neusoft. Refer to Note 21 - Subsequent Events for more information.

Note 21 – Subsequent Events

On April 9, 2010, we and our wholly owned subsidiary, Harman Holding GmbH & Co. KG (collectively, the “Sellers”), entered into the Purchase Agreement with Research In Motion Corporation and 2236008 Ontario Inc. (collectively, the “Buyers”) and Research In Motion Limited, as guarantor of the Buyers’ obligations under the Purchase Agreement. Upon the terms and subject to the conditions set forth in the Purchase Agreement, the Sellers have agreed to sell to the Buyers, and the Buyers have agreed to purchase from the Sellers, all of the issued and outstanding shares of the QNX Entities for $200 million in cash. As of March 31, 2010, the net assets of the QNX Entities were $55.3 million and net sales for the nine months ended March 31, 2010 were $29.8 million. The purchase price is subject to adjustment based on the working capital of the QNX Entities as of the closing of the transaction contemplated by the Purchase Agreement (the “Closing”). The Closing is subject to certain regulatory approvals and other customary closing conditions.

Although, an asset purchase agreement was in draft form as of March 31, 2010, significant points surrounding the transaction were still being negotiated. Given the significance of these points, we could not deem the completion of the sale as probable on March 31, 2010. Accordingly, the sale of the QNX Entities will be treated as a discontinued operation in the fourth quarter of fiscal year 2010.

On April 20, 2010, Innovative and Neusoft Technology entered into the Asset Purchase Agreement for the sale of certain tangible assets located at Innovative’s facility in Hamburg, Germany. As part of the Asset Purchase Agreement, Innovative and Neusoft Technology entered into a five-year agreement for engineering and software development services related to Innovative’s vehicle navigation business (the

“Services Agreement”). Neusoft Technology is a related party, refer to Note 20 – Related Parties for further information. Under the terms of the Asset Purchase Agreement, Innovative will transfer at closing certain tangible assets and employment relationships to Neusoft Technology and will receive consideration of €6 million (the “Neusoft Closing”). Our subsidiary, Harman Becker Automotive Systems GmbH and Neusoft Europe AG, a subsidiary of Neusoft, are guarantors under the terms of the Asset Purchase Agreement and the Services Agreement. The Neusoft Closing, which is expected to be finalized in the fourth quarter of fiscal year 2010, is subject to certain regulatory approvals and other customary closing conditions.

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

We begin our discussion with an executive overview of our company to give you an understanding of our business and the markets we serve. This is followed by a discussion of our critical accounting policies, and then by a discussion of our results of operations for the three and nine months ended March 31, 2010 and 2009. We include in this discussion an analysis of certain significant period-to-period variances in our Condensed Consolidated Statements of Operations and an analysis of our restructuring program. We also provide specific information regarding our four business segments: Automotive, Consumer, Professional and Other. We then discuss our financial condition at March 31, 2010 with a comparison to June 30, 2009. This section contains information regarding our liquidity, capital resources and cash flows from operating, investing and financing activities. We complete our discussion with an update on our outlook.

Executive Overview

We believe we are a worldwide leader in the development, manufacturing and marketing of high-quality, high-fidelity audio products and electronic systems. We have developed, both internally and through a series of strategic acquisitions, a broad range of product offerings sold under renowned brand names in our principal markets. We also believe that we are a leader in digitally integrated infotainment systems for the automotive industry. Our AKG®, Crown®, JBL®, Infinity®, harman/kardon®, Lexicon®, dbx®, Studer®/Soundcraft® , Mark Levinson® and Becker® brand names are well-known worldwide for premium quality and performance. We have built these brands by developing our engineering, manufacturing and marketing competencies, and have employed these resources to establish our company as a leader in the markets we serve. We report our business on the basis of four segments. Our Automotive, Consumer and Professional segments are based on the end-user markets we serve. Out fourth segment, Other, includes our QNX business, and compensation, benefits and occupancy costs for corporate employees. On April 9, 2010, we entered into a share purchase agreement (“the Purchase Agreement”) to sell our all of the issued and outstanding shares of QNX Software Systems Co., QNX Software Systems (Wavemakers), Inc. and QNX Software Systems, Inc. (collectively, the “QNX Entities”) to two third parties. Refer to Note 21 – Subsequent Events in the Notes to the Condensed Consolidated Financial Statements for further information.

Outside of the United States, we have manufacturing facilities in Germany, Austria, the United Kingdom, Mexico, Hungary, France and China. We previously announced an expansion of our restructuring program that will reduce our manufacturing footprint in high-cost countries, which resulted in the closure of our Automotive manufacturing facilities in California and Indiana. In October 2009, we sold our Automotive facility in Indiana. These actions also resulted in numerous headcount reductions, primarily in Germany, Austria, the United Kingdom and the United States, as certain manufacturing capabilities were reduced and relocated to lower cost countries.

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

Critical Accounting Policies

For the three and nine months ended March 31, 2010, there were no significant changes to our critical accounting policies and estimates from those disclosed in the consolidated financial statements and the related notes included in our 2009 Form 10-K, except as discussed below:

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

Cash and Cash Equivalents: Cash and cash equivalents consist of cash on hand, including money-market funds, and investments with original maturities of three months or less.

Restricted Cash and Investments: We have a deferred compensation arrangement with certain foreign employees which requires us to maintain cash on hand. At March 31, 2010 and June 30, 2009, such restricted cash amounts were $6.1 million and $4.2 million, respectively, and were included in Other assets in our Condensed Consolidated Balance Sheets.

Short Term Investments: Short Term Investments consist of investments in time deposits and treasury bills with original maturities of greater than three months and less than one year.

Allowance for Doubtful Accounts: We reserve an estimated amount for accounts receivable that may not be collected. Methodologies for estimating the allowance for doubtful accounts are primarily based on specific identification of uncollectible accounts. Historical collection rates and customer credit worthiness are considered in determining specific reserves. At March 31, 2010 and June 30, 2009, we had $7.2 million and $11.7 million, respectively, reserved for possible uncollectible accounts receivable. Approximately $2.1 million of the decrease in the allowance for doubtful accounts was due to the deconsolidation of Harman Navis, Inc. (“Harman Navis”) joint venture in December 2009. Refer to Note 19 – Investment in Joint Venture in the Notes to the Condensed Consolidated Financial Statements for more information.

Inventories, net: Inventories, net are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method. We establish reserves for our inventory which requires us to analyze the aging and forecasted demand for our inventories, to forecast future product sales prices, pricing trends and margins, and to make judgments and estimates regarding obsolete, damaged or excess inventory. Markdown percentages are determined based on our estimate of future demand and selling prices for our products. Future sales prices are determined based on current and forecasted market expectations, as well as terms that have been established for future orders under automotive platform arrangements. Our inventory reserves primarily relate to our raw materials as our finished goods are primarily produced to order. We calculate inventory reserves on raw materials by reviewing the levels of raw materials on-hand and comparing this to estimates of historical consumption and future demand in order to assess whether we have excess materials on-hand. If it is determined that excess materials are in inventory, an appropriate inventory reserve is established. Inventory reserves on finished goods are primarily determined through inventory turnover measures. Products showing low turnover rates are assigned a percentage reserve based on future estimates of sales volumes and margins. We make adjustments to our inventory reserves based on the identification of specific situations and increase our inventory reserves accordingly. As changes in future economic or industry conditions occur, we revise the estimates that were used to calculate our inventory reserves.

If actual conditions are less favorable than those we have projected, we may need to increase our reserves for excess and obsolete inventories. Any increases in our reserves will adversely impact our results of operations. The establishment of a reserve for excess and obsolete inventory establishes a new cost basis in the inventory. Such reserves are not reduced until the product is sold.

Although there was deterioration in economic conditions in fiscal year 2009 and the beginning of fiscal year 2010, we did not experience significant increases in our inventory write-downs, primarily due to a significant portion of our inventories being produced as a result of specific customer orders within our Automotive segment. After discussions with several of our significant customers, we concluded that the majority of orders would be postponed and not cancelled. We were able to proactively adjust our supply chain demand to match these new customer requirements, thereby reducing our exposure to inventory write-downs. There was no significant movement in our inventory reserves in fiscal year 2009 compared with the prior year. At March 31, 2010 and June 30, 2009, our inventory reserve was $87.5 million and $91.5 million, respectively.

Change in Accounting: On July 1, 2009, we adopted the new accounting guidance issued by the Financial Accounting Standards Board (“FASB”) within Accounting Standards Codification (“ASC”) 810-10-65, “Consolidation,” relating to the presentation requirements for noncontrolling interests (formerly minority interests). We retrospectively applied the presentation of our prior year balances in our Condensed Consolidated Financial Statements. Refer to Note 2 – New Accounting Standards in the Notes to the Condensed Consolidated Financial Statements for more information.

On July 1, 2009, we adopted the new accounting guidance issued by the FASB within ASC 470-20, “Debt with Conversion and Other Options,” which requires the issuer of convertible debt instruments with cash settlement features to account separately for the liability and equity components of the instrument. We retrospectively applied this guidance to all prior periods for which we had applicable outstanding convertible debt. Refer to Note 2 – New Accounting Standards in the Notes to the Condensed Consolidated Financial Statements for more information.

Recently Adopted Accounting Standards

Codification: In June 2009, the FASB issued ASC 105, “Generally Accepted Accounting Principles” (“ASC 105”). The issuance of ASC 105 confirmed that the FASB ASC (the “Codification”) is the single official source of authoritative U.S. generally accepted accounting principles (“GAAP”), other than guidance issued by the Securities and Exchange Commission (“SEC”), and supersedes existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related literature for nongovernmental entities. The Codification does not change GAAP. Instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, is effective for interim and annual periods ending on or after September 15, 2009. Thereafter, only one level of authoritative GAAP exists. All other literature is considered non-authoritative. We adopted the Codification on July 1, 2009 and updated all disclosures to reference the Codification in our Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2009, December 31, 2009 and March 31, 2010. The adoption of the Codification did not have a significant impact on the reporting of our financial position, results of operations or cash flows.

Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

Convertible Debt: On July 1, 2009, we adopted the new accounting guidance issued by the FASB within ASC 470-20, “Debt with Conversion and Other Options” regarding accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The new guidance requires the issuer of convertible debt instruments with cash settlement features to account separately for the liability and equity components of the instrument. Under the new guidance, the debt should be recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate at the time of issuance and the equity component should be recognized as the difference between the proceeds from the issuance of the convertible debt and the fair value of the liability. The reduced carrying value on the convertible debt results in a debt discount that should be accreted back to the convertible debt’s principal amount through the recognition of non-cash interest expense over the expected life of the debt, which results in recognizing interest expense on these borrowings at effective rates approximating what we would have incurred had nonconvertible debt with otherwise similar terms been issued.

We had $400 million of 1.25 percent convertible senior notes (the “Convertible Senior Notes”) outstanding at March 31, 2010 and June 30, 2009, which were issued on October 23, 2007 (the “Issuance Date”) that are within the scope of this new guidance. The Convertible Senior Notes were issued at par and we pay interest semi-annually at a rate of 1.25 percent per annum. The initial conversion rate on the Convertible Senior Notes is 9.6154 shares of our common stock per $1,000 principal amount of the Convertible Senior Notes (which is equal to an initial conversion price of approximately $104 per share). The conversion rate is subject to adjustment in specified circumstances described in the indenture governing the Convertible Senior Notes (the “Indenture”).

In accordance with this new guidance, we measured the fair value of the debt components of the Convertible Senior Notes at the Issuance Date using an effective interest rate of 5.6 percent. As a result, we attributed $75.7 million of the proceeds received to the conversion feature of the Convertible Senior Notes at the Issuance Date, which is netted against the face value of the Convertible Senior Notes as a debt discount. This amount represents the excess proceeds received over the fair value of the Convertible Senior Notes at the Issuance Date. The discount is being accreted back to the principal amount of the Convertible Senior Notes through the recognition of non-cash interest expense over the expected life of the Convertible Senior Notes. In addition, we recorded $48.3 million within Additional paid-in capital in our Condensed Consolidated Balance Sheets representing the equity component of the Convertible Senior Notes, which is net of tax. The implementation of this new guidance has resulted in a decrease to net income and earnings per share for all periods presented; however, there is no effect on our cash interest payments.

Interest expense related to the Convertible Senior Notes for the three months ended March 31, 2010 and 2009 includes $1.3 million for both periods of contractual cash interest expense and an additional $3.7 million and $3.4 million of non-cash interest expense, respectively, related to the amortization of the discount. Interest expense related to the Convertible Senior Notes for the nine months ended March 31, 2010 and 2009 includes $3.8 million for both periods of contractual cash interest expense and an additional $11.1 million and $10.4 million of non-cash interest expense, respectively, related to the amortization of the discount. Refer to Note 2 – New Accounting Standards in the Notes to the Condensed Consolidated Financial Statements for further information.

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

Noncontrolling Interests: On July 1, 2009, we adopted the updated provisions issued by the FASB within ASC 810-10-65, “Consolidation,” relating to the presentation requirements for noncontrolling interests (formerly minority interests). The new guidance requires reporting entities to present noncontrolling (minority) interests as a component of equity (as opposed to as a liability) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. In addition, the new provisions also require companies to report a consolidated net income (loss) measure that includes the amount attributable to such noncontrolling interests. The adoption of the new provisions applies to noncontrolling interests prospectively from that date. However, the presentation and disclosure requirements were applied retrospectively for all periods presented. As a result of this adoption, we reclassified noncontrolling interests in the amount of $0.8 million from liabilities to equity in the June 30, 2009 Condensed Consolidated Balance Sheet and we included zero and less than $0.1 million of income from our noncontrolling interest within the caption Net income (loss) attributable to Harman International Industries, Incorporated in our Condensed Consolidated Statement of Operations for the three and nine months ended March 31, 2009, respectively.

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

Fair Value: We adopted ASC 820, “Fair Value Measurements and Disclosures” which defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements in two steps. We adopted this guidance for financial assets and liabilities effective July 1, 2008 and for non-financial assets and liabilities effective July 1, 2009. This guidance is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. It does not expand or require any new fair value measures; however the application of this statement may change current practice. Refer to Note 13 – Fair Value Measurements for further information.

Accounting guidance allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. We did not elect the fair value measurement for any financial assets and liabilities.

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

In August 2009, FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value” which provides updated guidance on the fair value measurement of liabilities. This update provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC 820, “Fair Value Measurements and Disclosures,” such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. This update was effective for us on September 1, 2009. We adopted the updated provisions relating to fair value measurements and disclosures. The adoption of the new guidance did not have a material impact on our financial position or results of operations.

In January 2010, the FASB issued ASU 2010-6, “Fair Value Measurements and Disclosures.” This new guidance requires the gross presentation of activity within the Level 3 fair value measurement to roll forward and requires disclosure of the details of transfers in and out of Level 1 and Level 2 fair value measurements. It also clarifies two existing disclosure requirements on the level of disaggregation of fair value measurements and disclosure on inputs and valuation techniques. The new guidance was effective for us on January 1, 2010. We adopted the updated provisions relating to fair value measurements and disclosures. The adoption of the new guidance did not have a material impact on our financial position or results of operations. Refer to Note 13 – Fair Value Measurements for further information.

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

Consolidation: In January 2010, FASB issued ASU No. 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary,” which clarifies that accounting guidance relating to noncontrolling interests and changes in ownership of a subsidiary, also applies to the disposal of businesses that are not subsidiaries, clarifies certain implementation issues and also amends the disclosure requirements. The new guidance is effective on a retrospective basis for interim periods ended after December 15, 2009. We adopted the provisions of this new guidance on October 1, 2009. The adoption of the new provisions did not have any impact on our financial position or results of operations.

Subsequent Events: In May 2009, the FASB issued a statement which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In February 2010, the FASB issued ASU 2010-09, “Subsequent Events”, which amends the previous guidance on subsequent events and no longer requires SEC filers to disclose the date through which subsequent events have been evaluated. The subsequent event provisions are effective for interim and annual reporting periods ending after June 15, 2009 and were effective for us beginning in the fourth quarter of fiscal 2009. The amendments were effective in February 2010. We adopted the new guidance in our Form 10-Q for the quarter ended March 31, 2010 and as a result of the adoption we no longer disclose the date through which subsequent events have been evaluated. The adoption of the new provisions did not have any impact on our financial position or results of operations.

Results of Operations

Net Sales

Net sales for the three months ended March 31, 2010 were $848.2 million compared to $598.3 million in the same period in the prior year, an increase of 42 percent. Foreign currency translation favorably impacted net sales by $23.7 million when compared to the same period in the prior year. The increase in overall net sales for the three months ended March 31, 2010 compared to the same period in the prior year was primarily within our Automotive segment and was attributable to increased mid-level and high-end infotainment business resulting from the launch of new platforms, overall production recovery and new acoustic model launches. These increases were partially offset by lower portable navigation device (“PND”) net sales due to our exit from this distribution channel following our execution of a trademark license agreement we entered into in January 2010. Net sales were higher in our Professional and Consumer segments compared to the same period in the prior year, which previously had been negatively affected by the financial and economic crisis and reductions in the availability of credit.

For the nine months ended March 31, 2010, net sales were $2.543 billion, compared to net sales of $2.223 billion in the same period in the prior year, an increase of 14 percent. Foreign currency translation favorably impacted net sales by $57.9 million when compared to the same period in the prior year. The increase in overall net sales for the nine months ended March 31, 2010 compared to the same period in the prior year was primarily within our Automotive segment and was attributable to increased mid-level and high-end infotainment business resulting from the launch of new platforms, overall production recovery and new acoustic model launches, partially offset by lower PND net sales due to our exit from this distribution channel. Net sales were higher in our Professional segment primarily due to new product introductions compared to the same period in the prior year, which previously had been negatively affected by the financial and economic crisis and reductions in the availability of credit. Net sales were higher in our Consumer segment primarily due to favorable foreign currency translation.

As mentioned above, in January 2010 we reorganized our PND business and entered into a trademark license agreement under which we exited the PND distribution channel. Under the terms of the agreement, a third party will sell our PND inventory over a six month period beginning in January 2010. Thereafter we will receive 50 percent of the profits from the sale of PNDs by the third party for the first five years. Subsequent to this, we will receive a royalty based on sales for the term of the agreement which can be extended for up to 20 years. As a result of this agreement, we expect to see a decline in our net sales of approximately $100 million on an annualized basis, subsequent to the sale of the remaining inventory, however, we do not expect there to be any material adverse impact on our operating profit.

Following is a summary of our net sales by business segment:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2010	%	2009	%	2010	%	2009	%
Net sales:
Automotive	$629,676	74%	$405,234	68%	$1,840,668	72%	$1,539,345	69%
Consumer	81,192	10%	69,001	12%	292,284	12%	286,503	13%
Professional	125,994	15%	114,498	19%	380,294	15%	368,582	17%
Other	11,370	1%	9,549	1%	29,843	1%	28,917	1%

Total	$848,232	100%	$598,282	100%	$2,543,089	100%	$2,223,347	100%

Automotive – Net sales for the three months ended March 31, 2010 increased $224.4 million, or 55 percent compared to the same period in the prior year. Foreign currency translation favorably impacted net sales by $19.0 million compared to the same period in the prior year. Net sales for the nine months ended March 31, 2010 increased $301.3 million, or 20 percent compared to the same period in the prior year. Foreign currency translation favorably impacted net sales by $44.4 million compared to the same period in the prior year.

The increase in net sales for the three months ended March 31, 2010 compared to the same period in the prior year was primarily attributable to increased mid-level and high-end infotainment business resulting from the launch of new platforms, overall industry production recovery and new acoustic model launches. These increases were partially offset by lower PND net sales, due to our exit from this distribution channel. The increase in net sales for the nine months ended March 31, 2010 compared to the same period in the prior year was primarily attributable to increased mid-level and high-end infotainment business resulting from the launch of new platforms, overall industry production recovery and new acoustic model launches, partially offset by lower PND sales, due to our exit from this distribution channel.

Consumer – Net sales for the three months ended March 31, 2010 increased $12.2 million, or 18 percent, compared to the same period in the prior year. Foreign currency translation favorably impacted net sales by $2.8 million compared to the same period in the prior year. Net sales for the nine months ended March 31, 2010 increased $5.8 million, or 2 percent compared to the same period in the prior year. Foreign currency translation favorably impacted net sales by $10.4 million compared to the same period in the prior year.

The increase in net sales for the three months ended March 31, 2010 was primarily attributable to higher multimedia and mobile business in Europe, as well as foreign currency translation. The increase in net sales for the nine months ended March 31, 2010 was primarily due to foreign currency translation.

Professional – Net sales for the three months ended March 31, 2010 increased $11.5 million, or 10 percent compared to the same period in the prior year. Foreign currency translation favorably impacted net sales by $1.9 million compared to the same period in the prior year. Net sales for the nine months ended March 31, 2010 increased by $11.7 million, or 3 percent compared to the same period in the prior year. Foreign currency translation favorably impacted net sales by $3.1 million compared to the same period in the prior year.

The increase in net sales for the three and nine months ended March 31, 2010 compared to the same period in the prior year was primarily due to higher net sales as markets continued to rebound.

Other – Other sales increased $1.8 million, or 19 percent, in the three months ended March 31, 2010 and $0.9 million, or 3 percent, in the nine months ended March 31, 2010, compared to each of the same periods in the prior year due to an increase in net sales in our QNX business, which offers embedded operating systems software and related development tools and consulting services used in a variety of products and industries. On April 9, 2010, we entered into a share purchase agreement to sell the QNX Entities to two third parties. Refer to Note 21 – Subsequent Events in the Notes to the Condensed Consolidated Financial Statements for further information.

Gross Profit

Gross profit as a percentage of net sales increased 7.8 percentage points to 26.7 percent for the three months ended March 31, 2010 compared to 18.9 percent of net sales in the same period in the prior year. Gross profit as a percentage of net sales increased 3.0 percentage points to 26.9 percent for the nine months ended March 31, 2010 compared to 23.9 percent of net sales in the same period in the prior year. The increase in gross profit margin in the three months ended March 31, 2010 versus the same period in the prior year was primarily due to improved leverage of fixed overhead costs due to higher sales volumes and savings achieved through our STEP Change initiatives, partially offset by inventory write-downs associated with our exit from the PND business. The increase in gross profit in the nine months ended March 31, 2010 compared to the same period in the prior year was primarily due to lower restructuring charges relating to accelerated depreciation, improved leverage of fixed overhead costs due to higher sales volumes and savings achieved through our STEP Change initiatives, partially offset by inventory write-downs associated with our exit from the PND business.

A summary of our gross profit by business segment is presented below:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2010	Percentage of Net Sales	2009	Percentage of Net Sales	2010	Percentage of Net Sales	2009	Percentage of Net Sales
Gross profit:
Automotive	$145,085	23.0%	$52,096	12.9%	$438,506	23.8%	$306,978	19.9%
Consumer	22,386	27.6%	15,405	22.3%	79,651	27.3%	68,232	23.8%
Professional	50,226	39.9%	39,913	34.9%	147,480	38.8%	138,204	37.5%
Other	8,618	75.8%	5,881	61.6%	19,115	64.1%	18,668	64.6%

Total	$226,315	26.7%	$113,295	18.9%	$684,752	26.9%	$532,082	23.9%

Automotive – Gross profit as a percentage of net sales increased 10.1 percentage points to 23.0 percent for the three months ended March 31, 2010 compared to the same period in the prior year. Gross profit as a percentage of net sales increased 3.9 percentage points to 23.8 percent for the nine months ended March 31, 2010 compared to the same period in the prior year. The increase in gross profit for the three and nine months ended March 31, 2010 compared to the same periods in the prior year was primarily due to improved leverage of fixed overhead costs due to higher sales volumes and savings achieved through our STEP Change initiatives and lower warranty expense.

Consumer – Gross profit as a percentage of net sales increased 5.3 percentage points to 27.6 percent for the three months ended March 31, 2010 compared to the same period in the prior year. Gross profit as a percentage of net sales increased 3.5 percentage points to 27.3 percent for the nine months ended March 31, 2010 compared to the same period in the prior year. The increase in gross profit for the three months ended March 31, 2010 compared to the same period in the prior year was primarily due to improved leverage of fixed overhead costs due to higher sales volumes and savings achieved through our STEP Change initiatives. The increase in gross profit for the nine months ended March 31, 2010 compared to the same period in the prior year was primarily due to lower inventory write-offs and savings achieved through our STEP Change initiatives.

Professional – Gross profit as a percentage of net sales increased 5.0 percentage points to 39.9 percent for the three months ended March 31, 2010 compared to the same period in the prior year. Gross profit as a percentage of net sales increased 1.3 percentage point to 38.8 percent for the nine months ended March 31, 2010 compared to the same period in the prior year. The increase in gross profit for the three months ended March 31, 2010 compared to the same period in the prior year was primarily due to improved leverage of fixed overhead costs due to higher sales volumes, savings achieved through our STEP Change initiatives and higher margins on new product introductions. The increase in gross profit for the nine months ended March 31, 2010 compared to the same period in the prior year was due to improved leverage of fixed overhead costs due to higher sales volumes, savings achieved through our STEP Change initiatives and favorable product mix.

Other – Other gross profit as a percentage of net sales increased 14.2 percentage points to 75.8 percent in the three months ended March 31, 2010 compared to the same period in the prior year and declined 0.5 percentage point to 64.1 percent in the nine months ended March 31, 2010 compared to the same period in the prior year. The increase in gross profit for the three months ended March 31, 2010 compared to the same period in the prior year was primarily due to improved margins in our QNX business. The decrease in gross profit for the nine months ended March 31, 2010 compared to the same period in the prior year was primarily due to vacant facility costs, offset by improved margins in our QNX business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $195.7 million for the three months ended March 31, 2010 compared to $203.4 million in the same period in the prior year, a decrease of $7.7 million. As a percentage of net sales, SG&A decreased 10.9 percentage points in the three months ended March 31, 2010 compared to the same period in the prior year. Foreign currency translation unfavorably impacted SG&A by $7.1 million. The decrease in SG&A compared to the same period in the prior year was primarily due to lower restructuring expenses, partially offset by an increase in research and development expenses (“R&D”).

SG&A was $590.8 million for the nine months ended March 31, 2010 compared to $630.9 million in the same period in the prior year, a decrease of $40.0 million. As a percentage of net sales, SG&A decreased 5.2 percentage points in the nine months ended March 31, 2010 compared to the same period in the prior year. Foreign currency translation unfavorably impacted SG&A by $14.7 million. The decrease in SG&A compared to the same period in the prior year was primarily due to lower restructuring expenses and R&D.

A summary of SG&A by business segment is presented below:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2010	Percentage of Net Sales	2009	Percentage of Net Sales	2010	Percentage of Net Sales	2009	Percentage of Net Sales
SG&A:
Automotive	$115,946	18.4%	$133,589	33.0%	$359,147	19.5%	$398,213	25.9%
Consumer	23,128	28.5%	23,214	33.6%	73,941	25.3%	80,090	28.0%
Professional	35,314	28.0%	31,514	27.5%	95,160	25.0%	101,917	27.7%
Other	21,353	—	15,117	—	62,593	—	50,642	—

Total	$195,741	23.1%	$203,434	34.0%	$590,841	23.2%	$630,862	28.4%

Automotive – SG&A decreased $17.6 million to $115.9 million for the three months ended March 31, 2010, compared to the same period in the prior year, primarily due to savings from STEP Change initiatives, lower bad debt expense, lower legal expenses as a result of a prior year legal settlement and lower R&D, partially offset by unfavorable foreign currency translation of $5.7 million. As a percentage of net sales, SG&A decreased 14.6 percentage points to 18.4 percent for the three months ended March 31, 2010 compared to the same period in the prior year. R&D decreased $0.2 million to $65.8 million or 10.4 percent of net sales for the three months ended March 31, 2010 compared to $66.0 million, or 16.3 percent of net sales in the same period in the prior year, primarily due to lower gross spending as a result of STEP Change initiatives, partially offset by unfavorable foreign currency translation.

SG&A decreased $39.1 million to $359.1 million for the nine months ended March 31, 2010, compared to the same period in the prior year, primarily due to savings from STEP Change initiatives, lower restructuring expenses and R&D, partially offset by the impact of a settlement of a claim associated with an automotive supply arrangement and unfavorable foreign currency translation of $12.0 million. As a percentage of net sales, SG&A decreased 6.4 percentage points to 19.5 percent for the nine months ended March 31, 2010 compared to the same period in the prior year. R&D decreased $5.6 million to $198.2 million, or 10.8 percent of net sales, for the nine months ended March 31, 2010 compared to $203.7 million, or 13.2 percent of net sales, in the same period in the prior year, primarily due to lower gross spending as a result of STEP Change initiatives, partially offset by higher amortization expense and unfavorable foreign currency translation.

Consumer – SG&A of $23.1 million for the three months ended March 31, 2010 was flat compared to the same period in the prior year, primarily due to higher selling expenses, offset by savings from STEP Change initiatives. As a percentage of net sales, SG&A decreased 5.1 percentage points to 28.5 percent for the three months ended March 31, 2010 compared to the same period in the prior year. R&D decreased $0.7 million to $4.2 million or 5.2 percent of net sales for the three months ended March 31, 2010 compared to $4.9 million or 7.1 percent of net sales in the same period in the prior year, primarily due to savings from STEP Change initiatives.

SG&A decreased $6.1 million to $73.9 million for the nine months ended March 31, 2010 compared to the same period in the prior year, primarily due to savings from STEP Change initiatives. As a percentage of net sales, SG&A decreased 2.7 percentage points to 25.3 percent for the nine months ended March 31, 2010 compared to the same period in the prior year. R&D decreased $2.7 million to $11.5 million or 3.9 percent of net sales for the nine months ended March 31, 2010 compared to $14.2 million or 5.0 percent of net sales in the same period in the prior year, primarily due to savings from STEP Change initiatives.

Professional – SG&A increased $3.8 million to $35.3 million for the three months ended March 31, 2010 compared to the same period in the prior year, primarily due to higher variable compensation expenses associated with improved performance. As a percentage of net sales, SG&A increased 0.5 percentage points to 28.0 percent for the three months ended March 31, 2010 compared to the same period in the prior year. R&D increased $1.3 million to $9.0 million or 7.1 percent of net sales for the three months ended March 31, 2010 compared to $7.7 million or 6.8 percent of net sales in the same period in the prior year, primarily due to savings from STEP Change initiatives.

SG&A decreased $6.8 million to $95.2 million for the nine months ended March 31, 2010 compared to the same period in the prior year, primarily due to lower restructuring expenses and R&D, partially offset by higher variable compensation expenses associated with improved performance. As a percentage of net sales, SG&A decreased 2.7 percentage points to 25.0 percent for the nine months ended March 31, 2010 compared to the same period in the prior year. R&D decreased $2.3 million to $26.1 million or 6.9 percent of net sales for the nine months ended March 31, 2010 compared to $28.4 million or 7.7 percent of net sales in the same period in the prior year, primarily due to savings from STEP Change initiatives.

Other – Other SG&A includes SG&A related to our QNX business, as well as compensation and benefit expenses and occupancy costs for corporate employees. Other SG&A increased 6.2 million to $21.4 million for the three months ended March 31, 2010 compared to the same period in the prior year, primarily due to higher share-based compensation and higher variable compensation expenses associated with improved performance. R&D increased $1.6 million to $2.4 million, or 21 percent of net sales, for the three months ended March 31, 2010, compared to $0.8 million, or 8 percent of net sales, in the same period in the prior year. Other SG&A increased $12.0 million to $62.6 million for the nine months ended March 31, 2010 compared to the same period in the prior year, primarily due to higher share-based compensation as a result of stock option forfeitures incurred in the prior period, and higher variable compensation expenses associated with improved performance, partially offset by lower restructuring expenses. R&D increased $3.6 million to $7.7 million, or 26 percent of net sales, for the nine months ended March 31, 2010, compared to $4.1 million, or 14 percent of net sales, in the same period in the prior year.

On April 9, 2010, we entered into a share purchase agreement to sell the QNX Entities to two third parties. Refer to Note 21 – Subsequent Events in the Notes to the Condensed Consolidated Financial Statements for further information.

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

In fiscal year 2009, programs initiated included the closure of the Woodbury, New York facility and numerous headcount reductions across our business units to reduce excess capacity due to decreased sales. The most significant of these programs were in Germany, Austria, the United Kingdom and various locations in the United States. In fiscal year 2010, we announced the relocation of certain manufacturing activities from the United Kingdom to Hungary, a consolidation and optimization of our manufacturing capabilities in China and a reorganization of our PND business in Germany, which resulted in our exit of the PND distribution channel.

For the three months ended March 31, 2010, we recorded $4.4 million for our restructuring program, primarily within SG&A, of which $4.0 million was related to employee termination benefits. Cash paid for these and prior initiatives was $8.8 million. In addition, we have recorded $1.5 million of accelerated depreciation and inventory provisions primarily in Cost of Sales.

For the three months ended March 31, 2009, we recorded $17.5 million for our restructuring program, primarily within SG&A, of which $16.6 million was related to employee termination benefits. Cash paid for these and prior initiatives was $14.1 million. In addition, we recorded $1.0 million of accelerated depreciation and inventory provisions primarily in Cost of Sales.

For the nine months ended March 31, 2010, we recorded $9.2 million for our restructuring program, primarily within SG&A, of which $8.0 million was related to employee termination benefits. Cash paid for these and prior initiatives for the nine months ended March 31, 2010 was $38.7 million. In addition, we have recorded $4.7 million of accelerated depreciation and inventory provisions primarily in Cost of Sales. During the second fiscal quarter of 2010, our Automotive and Professional segments updated their severance accruals based on new estimates which took into account higher than originally anticipated natural attrition rates. As a result, these restructuring accruals were reduced by approximately $12.0 million to reflect these updated estimates which are included within expense in the tables below.

For the nine months ended March 31, 2009, we recorded $44.6 million for our restructuring program, primarily within SG&A, of which $37.5 million was related to employee termination benefits. Cash paid for restructuring actions for the nine months ended March 31, 2009 was $31.7 million. In addition, we have recorded $9.7 million primarily in Cost of Sales for accelerated depreciation and the reclassification of the Martinsville property from held and used to held for sale.

Below is a rollforward of our restructuring accrual for the three and nine months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Beginning accrued liability	$53,466	$43,896	$77,454	$35,601
Expense	4,395	17,490	9,159	44,637
Utilization(1)	(11,001)	(14,357)	(39,753)	(33,209)

Ending accrued liability	$46,860	$47,029	$46,860	$47,029

(1)	Includes cash payments and the effects of foreign currency translation.

Restructuring expenses by reporting segment are as follows and include accruals for new programs as noted above plus revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Automotive	$1,434	$14,486	$3,588	$22,874
Consumer	372	131	3,719	5,559
Professional	2,456	3,054	1,467	8,695
Other	133	(181)	385	7,509

Total	4,395	17,490	9,159	44,637

Accelerated depreciation and inventory provisions	1,541	994	4,693	9,651

Total	$5,936	$18,484	$13,852	$54,288

Loss on Deconsolidation of Variable Interest Entity

In December 2009, we determined that we were no longer the primary beneficiary of the Harman Navis joint venture which was considered a variable interest entity and previously required consolidation. Since we were no longer the primary beneficiary, in December 2009, we deconsolidated the Harman Navis joint venture which resulted in an overall loss of $13.1 million which is included in our Condensed Consolidated Statement of Operations as Loss on deconsolidation of variable interest entity for the nine months ended March 31, 2010. The loss resulted primarily from the difference between the fair value of the consideration received for the disposal of our equity interest and the net asset value of the joint venture that was deconsolidated Refer to Note 19 – Investment in Joint Venture in the Notes to the Condensed Consolidated Financial Statements for more information.

Goodwill Impairment

Beginning in fiscal year 2009, investor and consumer confidence was negatively affected due to the turmoil in the global credit and financial markets. We continued to see these effects on our results of operations through most of fiscal year 2009 and in the beginning of fiscal year 2010. Our results of operations depend on our sales of audio products and electronic systems in the automotive, consumer and professional markets. Our products are sold worldwide, with the largest markets being the United States and Germany. Significant portions of our net sales are denominated in Euros. We have been and may continue to be negatively impacted by the contraction in consumer discretionary spending and also by adverse changes in foreign currency exchange rates (primarily the Euro compared to the U.S. dollar), resulting in reduced sales.

Approximately two-thirds of our sales are to automobile manufacturers. As a result, our financial performance depends, in large part, on conditions in the automotive industry, which is highly dependent on general economic conditions which have recently experienced significant difficulty. Certain of our customers have publicly announced their financial difficulties, including some of our major customers. As a result, we have and may continue to experience reductions in orders from these customers. In addition, our customer supply agreements generally provide for reductions in pricing of our products over the period of production. Pricing pressures have and may continue to intensify as a result of cost cutting initiatives of our customers in the current economic environment.

As a result of the deteriorating economic conditions and negative industry trends, in fiscal year 2009 we experienced significant declines in our market capitalization and as a result, we concluded during both the second and third quarters of fiscal year 2009, that a triggering event relating to goodwill impairment had occurred, as defined in guidance issued by the FASB, thereby necessitating the performance of interim period goodwill impairment tests as of November 30, 2008 and February 28, 2009. In connection with this, we revised our estimated cash flow projections to reflect the impact of the rapid changes in our business and the downturn in the economy and therefore we lowered our assumptions relating to net sales, operating cash flow margins and net cash flows by reporting unit over the five year projection period. The weak economic climate caused us to assume that the general economic conditions would begin a gradual recovery in fiscal year 2010 but that future growth rates would be lower than had been assumed in previous years. In addition, the instability of the credit markets caused us to increase our assumed discount rates used in calculating the fair value of our reporting units in fiscal year 2009 compared with the rates, which had been assumed in previous years. These estimates require significant management judgment. As a result, we recorded a $330.6 million goodwill impairment charge in fiscal year 2009, of which $295.1 million was in our Automotive segment, $22.7 million was in our Consumer segment and $12.8 million was in our Other segment.

During the three and nine months ended March 31, 2010, we recognized zero and $12.3 million, respectively, of goodwill impairment in our Condensed Consolidated Statements of Operations. Our annual goodwill impairment test conducted in April 2009 indicated that no goodwill was supportable in our Automotive segment. In the first half of fiscal year 2010, we recognized additional goodwill of $12.3 million associated with contingent purchase price arrangements from acquisitions in prior years and subsequently impaired $12.3 million of goodwill in the same reporting period.

These non-cash impairment charges do not have any direct impact on our liquidity, compliance with any covenants under our debt agreements or potential future results of operations. Our historical operating results may not be indicative of our future operating results. We will revise our estimates used in calculating the fair value of our reporting units as needed.

As a result of the sustained improvements in the operating results of our Automotive business due to improvements in economic conditions and realized savings resulting from our cost cutting initiatives, we performed a preliminary goodwill impairment test during the three months ended March 31, 2010. The March 31, 2010 calculation demonstrated that the calculated fair value of our reporting units exceeded the respective carrying values and thus no impairment existed at Automotive and our other reporting units. As a result, we are not recording goodwill impairment charges associated with the incremental goodwill recorded related to the contingent purchase price arrangements. During the three months ended March 31, 2010, we recorded $3.1 million of goodwill associated with a contingent purchase price arrangement in our Automotive segment.

Operating Income (Loss)

Operating income for the three months ended March 31, 2010 was $30.6 million or 3.6 percent of net sales compared to an operating loss of $(92.5) million, or (15.5) percent of net sales, in the same period in the prior year. Operating income for the nine months ended March 31, 2010 was $68.5 million or 2.7 percent of net sales compared to an operating loss of $(426.6) million, or (19.2) percent of net sales, in the same period in the prior year. The increase in operating income was primarily due to the lower goodwill impairment charges and higher net sales in the three and nine months ended March 31, 2010 compared to the same periods in the prior year.

Interest Expense, Net

Interest expense, net, was $5.8 million for the three months ended March 31, 2010 compared to $5.0 million for the same period in the prior year. Interest expense, net, for the three months ended March 31, 2010 included interest income of $1.1 million and $6.9 million of interest expense, of which $2.6 million was cash interest and $4.3 million was non-cash interest associated with the amortization of the debt discount on the Convertible Senior Notes and amortization of debt issuance costs on the Convertible Senior Notes and our second amended and restated multi-currency, multi-option credit agreement dated March 31, 2009 (the “Amended Credit Agreement”). Interest expense, net, for the three months ended March 31, 2009 included interest income of $1.6 million and $6.6 million of interest expense, of which $3.2 million was cash interest and $3.4 million was non cash interest associated with the amortization of the debt discount on the Convertible Senior Notes.

Interest expense, net, was $23.9 million for the nine months ended March 31, 2010 compared to $11.1 million in the same period in the prior year. Interest expense, net, for the nine months ended March 31, 2010 included interest income of $2.9 million and $26.8 million of interest expense, of which $13.7 million was cash interest and $13.1 million was non cash interest associated with the amortization of the debt discount on the Convertible Senior Notes and amortization of debt issuance costs on the Convertible Senior Notes and our Amended Credit Agreement. Interest expense, net, for the nine months ended March 31, 2009 included interest income of $6.9 million and $18.0 million of interest expense of which $7.6 million was cash interest and $10.4 million was non cash interest associated with the amortization of the debt discount on the Convertible Senior Notes and amortization of debt issuance costs on the Convertible Senior Notes and our Amended Credit Agreement.

Miscellaneous, Net

Net miscellaneous expenses were $1.6 million and $0.7 million for the three months ended March 31, 2010 and 2009, respectively. Net miscellaneous expenses were $3.8 million and $1.8 million for the nine months ended March 31, 2010 and 2009, respectively. For each three and nine month period, miscellaneous expenses were primarily comprised of bank charges.

Income Tax Expense (Benefit), Net

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income. Income tax expense for the three months ended March 31, 2010 was $4.9 million, compared to an income tax benefit of $29.4 million for the same period in the prior year. The effective rate for the three months ended March 31, 2010 was 21.3 percent, compared to 30.0 percent in the same period in the prior year. The decrease in the effective tax rate for the three months ended March 31, 2010 compared to the same period in the prior year was primarily due to a change in the current period income mix to lower tax jurisdictions. For the nine months ended March 31, 2010, the income tax expense was $10.5 million, compared to an income tax benefit of $72.5 million for the same period in the prior year. The effective tax rate for the nine months ended March 31, 2010 was 25.9 percent, compared to an effective tax rate of 16.5 percent for the same period in the prior year. The effective tax rate for the three months ended March 31, 2010, includes foreign tax benefits reduced by the tax effects of significant unusual or infrequent items that are recorded separately or recorded net of their related tax effects. The effective tax rate for the nine months ended March 31, 2010, includes the benefits of the US research and development credit and foreign tax benefits reduced by the tax effects of significant unusual or infrequent items that are recorded separately or recorded net of their related tax effects. The increase in the effective tax rate for the nine months ended March 31, 2010 compared to the same period in the prior year was primarily due to the prior period including a significant amount of goodwill impairment charges that were not deductible for income tax purposes resulting in a lower tax benefit, partially offset by a change in the current period income mix to lower tax jurisdictions.

We have deferred tax assets of $304.3 million, primarily consisting of deferred deductions, research and development credits and foreign tax credits. We have evaluated all evidence, both positive and negative and, based on the weight of all available evidence, we continue to believe that our deferred tax assets are fairly reflected in our Condensed Consolidated Balance Sheets. If the results of our operations do not meet our current expectations, our deferred tax assets may become impaired.

As of March 31, 2010, unrecognized tax benefits and the related interest were $13.1 million and $1.2 million, respectively, all of which would affect the tax rate if recognized. This amount of $14.3 million is included with noncurrent liabilities in our Condensed Consolidated Balance Sheet at March 31, 2010 as we do not expect settlement within the next 12 months. During the three and nine months ended March 31, 2010, we recorded a benefit related to uncertain tax positions of $0.7 million and $1.6 million, respectively.

Financial Condition

Liquidity and Capital Resources

We primarily finance our working capital requirements through cash generated by operations, borrowings under our Amended Credit Agreement and trade credit. Cash and cash equivalents were $300.6 million at March 31, 2010 compared to $586.4 million at June 30, 2009. During the nine months ended March 31, 2010, our cash balance decreased by $285.8 million due to investments in short term time deposits and treasury bills which have maturities of greater than three months but less than a year and earn higher interest rates than investments with maturities of less than three months. We also repaid $228.9 million of outstanding borrowings under the Amended Credit Agreement. Cash and cash equivalents decreased by $11.3 million due to the deconsolidation of the Harman Navis joint venture. Refer to Note 19 – Investment in Joint Venture for more information. Cash was also used to make investments in our manufacturing facilities, fund product development and restructuring programs, and meet the working capital needs of our business segments.

We will continue to have cash requirements to support seasonal working capital needs, investments in our manufacturing facilities, interest and principal payments on our outstanding debt and to fund potential acquisitions. We intend to use cash on hand, cash generated by our operations and borrowings under our Amended Credit Agreement to meet these requirements. Refer to the heading Convertible Senior Notes below for more information relating to repayments of borrowings under the Amended Credit Agreement. Our existing cash and cash equivalents may decline and our ability to refinance our existing credit facility may be adversely affected in the event of continued volatility in the credit markets or further economic deterioration. We expect that market conditions will continue to be weak in the near future. However, we believe that in this difficult environment our cash on hand of $300.6 million, our short-term investments of $123.8 million at March 31, 2010 and our operating cash flows will be adequate to meet our cash requirements for our operations, restructuring and necessary capital expenditures over the next 12 months. Below is a more detailed discussion of our cash flow activities during the nine months ended March 31, 2010.

In fiscal 2009 and the first six months of fiscal year 2010, we incurred significant non-cash goodwill impairment charges due to a significant decline in our market capitalization, as deteriorating economic conditions and negative industry trends adversely affected our business. As a result, we revised our estimated cash flow projections to reflect the impact of the rapid changes in our business and the downturn in the economy and therefore we lowered our assumptions relating to net sales, operating cash flow margins and net cash flows by reporting unit over the five year projection period. The weak economic climate caused us to assume that the general economic conditions would begin a gradual recovery in fiscal year 2010 but that future growth rates would be lower than had been assumed in previous years. In addition, the instability of the credit markets caused us to increase our assumed discount rates used in calculating the fair value of our reporting units in fiscal year 2009 than had been assumed in previous years. These estimates require significant management judgment. Refer to Note 7 – Goodwill in the Notes to the Condensed Consolidated Financial Statements for more information.

These non-cash impairment charges do not have any direct impact on our liquidity, compliance with any covenants under our debt agreements or potential future results of operations. Our historical operating results may not be indicative of our future operating results. We will revise our estimates used in calculating the fair value of our reporting units as needed.

As a result of the sustained improvements in the operating results of our Automotive business due to improvements in economic conditions and realized savings resulting from our cost cutting initiatives, we performed a preliminary goodwill impairment test during the three months ended March 31, 2010. The March 31, 2010 calculation demonstrated that the calculated fair value of our reporting units exceeded the respective carrying values and thus no impairment existed at Automotive and our other reporting units. As a result, we are not recording goodwill impairment charges associated with the incremental goodwill recorded related to the contingent purchase price arrangements. During the three months ended March 31, 2010, we recorded $3.1 million of goodwill associated with a contingent purchase price arrangement in our Automotive segment.

Operating Activities

For the nine months ended March 31, 2010 our net cash provided by operations was $105.6 million compared to net cash used by operations of $14.9 million in the same period in the prior year. Operating cash flows increased due to higher operating income, higher accounts payable, resulting from better management of our vendor payment terms, partially offset by higher receivable and inventory balances reflecting higher revenue. At March 31, 2010, working capital, excluding cash, short-term investments and short-term debt, was $266.6 million, compared with $177.0 million at June 30, 2009. The increase was primarily due to higher receivables and inventories, partially offset by higher accounts payable.

Investing Activities

Net cash used in investing activities was $162.0 million for the nine months ended March 31, 2010 compared to $60.9 million in the same period in the prior year. Net cash used in investing activities consisted of net investments of $123.8 million in short-term time deposits and treasury bills which have maturities of greater than three months but less than one year and earn higher interest rates than investments with maturities of less than three months, a $11.3 million decrease in cash related to the deconsolidation of the Harman Navis joint venture and capital expenditures of $27.0 million compared to $57.6 million for the same period in the prior year. Capital spending was lower because the prior year included more significant expenditures relating to the launch of new automotive platforms and a new manufacturing facility in China. We expect that our run rate for capital expenditures will increase in fiscal year 2010, however capital expenditures will be below fiscal year 2009 levels.

Financing Activities

Net cash flows used in financing activities were $223.4 million in the nine months ended March 31, 2010 compared to $223.0 million provided by financing activities in the same period in the prior year. The decrease was primarily due to a repayment of $228.9 million under our Amended Credit Agreement in fiscal year 2010 compared to $235.0 million of borrowings under our Amended Credit Agreement in fiscal year 2009.

Our total debt at March 31, 2010 was $360.6 million, primarily comprised of $400.0 million of the Convertible Senior Notes, which are shown net of a discount of $41.0 million in our Condensed Consolidated Balance Sheet at March 31, 2010 due to the adoption of new accounting guidance, which is more fully described above under the heading “Critical Accounting Policies.” Also included in total debt are capital leases and other borrowings of $1.0 million.

Amended Credit Agreement

We are party to a second amended and restated multi-currency, multi-option credit agreement with a group of banks (the “Amended Credit Agreement”), which is more fully described in our Form 10-K. We repaid $228.9 million of outstanding borrowings under the Amended Credit Agreement during the nine months ended March 31, 2010 (see “Convertible Senior Notes” below). At March 31, 2010, we had a total borrowing capacity of $231.6 million under the Amended Credit Agreement, with $6.6 million of outstanding borrowings consisting of outstanding letters of credit and $225.0 million of available borrowing capacity.

The Amended Credit Agreement contains financial and other covenants that are more fully described in our Form 10-K. If we do not meet the forecast in our budgets, we could violate our debt covenants and, absent a waiver from our lenders or an amendment to our Amended Credit Agreement, we could be in default under the Amended Credit Agreement. As a result, our debt under the Amended Credit Agreement could become due, which would have a material adverse effect on our financial condition and results of operations. A default under the Amended Credit Agreement could also lead to an event of default under the Indenture, as amended, and the acceleration of the Convertible Senior Notes. As of March 31, 2010, we were in compliance with all the financial covenants of the Amended Credit Agreement. We believe we will be in compliance with these covenants for at least the next 12 months.

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

Convertible Senior Notes

On July 1, 2009, we adopted new accounting guidance relating to the Convertible Senior Notes which is more fully described in Note 2 – New Accounting Standards in the Notes to the Condensed Consolidated Financial Statements and in our Form 10-K.

The Indenture contains covenants, one of which requires us to calculate the ratio of Consolidated Total Debt to Consolidated EBITDA, as defined in the Indenture each time we incur additional indebtedness, for the most recently ended four quarter period. On January 12, 2010, we entered into a supplemental indenture to the Indenture (the “Supplemental Indenture”) which amended this covenant. Under the Supplemental Indenture, we are now permitted to, without complying with the ratio of Consolidated Total Debt to Consolidated EBITDA of 3.25 to 1.00: (a) incur revolving extensions of credit under the Amended Credit Agreement, up to a maximum amount of $231.6 million, and (b) incur additional indebtedness, subject to a requirement to make a pro rata offer to purchase a principal face amount of the Convertible Senior Notes equal to 50 percent of the aggregate amount of such indebtedness so incurred, plus accrued and unpaid interest thereon. This prepayment obligation survives until the earlier to occur of (i) October 23, 2010 or (ii) the date that less than $200 million in principal amount of Convertible Senior Notes are outstanding, subject in all instances to the satisfaction of certain conditions. In January 2010, prior to entering into the Supplemental Indenture, we paid down $222.5 million of outstanding debt under the Amended Credit Agreement, which amount represented the total outstanding borrowings at that time. At March 31, 2010, we were in compliance with all covenants under the Indenture, as amended by the Supplemental Indenture and we believe that we will be in compliance with these covenants for at least the next 12 months.

Equity

Total shareholders’ equity at March 31, 2010 was $1.049 billion compared with $1.008 billion at June 30, 2009. The increase is primarily due to a decrease in foreign currency translation net of increases in share-based compensation and unrealized gains on hedging activities and net income. There were no shares of our common stock repurchased during the nine months ended March 31, 2010.

Off-Balance Sheet Arrangements

Although we rarely utilize off-balance sheet arrangements in our operations, we enter into operating leases for land, buildings and equipment in the normal course of business which are not included in our Condensed Consolidated Balance Sheets. In addition, we had outstanding letters of credit of $6.6 million at March 31, 2010 and $7.4 million at June 30, 2009 that were not included in our Condensed Consolidated Balance Sheets.

Business Outlook

We continued to see the effects of the worldwide economic crisis in our results through the three and nine months ended March 31, 2010. However, we do believe that the markets are beginning to recover. Our future outlook may continue to be impacted by the contraction in consumer discretionary spending. Our outlook could also be affected by changes in foreign currency exchange rates potentially resulting in reduced sales.

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

Interest Rate Sensitivity/Risk

At March 31, 2010, interest on approximately 99.6 percent of our borrowings was determined on a fixed rate basis. The interest rates on the balance of our debt are subject to changes in U.S. and European short-term interest rates. To assess exposure to interest rate changes, we have performed a sensitivity analysis assuming a hypothetical 100 basis point increase or decrease in interest rates across all outstanding debt and investments. Our analysis indicates that the effect on net income for the nine months ended March 31, 2010 of such an increase or decrease in interest rates would be approximately $0.8 million.

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

Over half of our sales are denominated in Euros. The fluctuation in currency exchange rates, specifically the Euro versus the U.S. dollar, had a significant impact on earnings for the nine months ended March 31, 2010 compared to the same prior year period due to the strengthening of the Euro relative to the U.S. dollar. The average exchange rate for the Euro versus the U.S. dollar for the nine months ended March 31, 2010 increased 4.1 percent from the same period in the prior year. In recent months, the U.S. dollar has strengthened against the Euro.

To assess exposure to changes in currency exchange rates, we prepared an analysis assuming a hypothetical 10 percent change in currency exchange rates across all currencies used by our subsidiaries. This analysis indicated that a 10 percent increase in exchange rates would have decreased income before income taxes by approximately $1.5 million and a 10 percent decrease in exchange rates would have increased income before income taxes by approximately $1.5 million for the nine months ended March 31, 2010.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, which to our knowledge have not materially changed other than as set forth below.

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

Our financial performance depends, in a large part, on conditions in the automotive industry, which is highly dependent on general economic conditions and has recently experienced significant difficulty. Toyota, which is one of our customers, recently announced safety recalls on certain vehicles, and as a result of one of the recalls, temporarily suspended new car sales and halted production on the affected vehicles in some plants in North America. If Toyota continues to experience a reduction in sales, or one of our other automotive customers experiences a reduction in sales or increased financial difficulty, this may have an adverse effect on our business due to decreased demand, the potential inability of these companies to make full payment on amounts owed to us, or both.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We acquired 27,876 shares at an average price of $36.84 per share from certain members of our Board of Directors during the nine months ended March 31, 2010 in connection with the surrender of shares to pay option exercise prices, as shown in the table below.

Period	Total Number of Shares Acquired During Period	Average Price Paid Per Share
July 1 – July 31	—	$—
August 1 – August 31	—	—
September 1 – September 30	—	—
October 1 – October 31	11,875	31.60
November 1 – November 30	—	—
December 1 – December 31	6,020	36.15
January 1 – January 31	—	—
February 1 – February 28	—	—
March 1 – March 31	9,981	43.48

Total	27,876	$36.84

Item 6.	Exhibits

Exhibit No.	Exhibit Description

4.1	Supplemental Indenture, dated as of January 12, 2010, to the Indenture dated as of October 23, 2007, between Harman International Industries, Incorporated and Wells Fargo Bank, National Association (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2010, and incorporated herein by reference).

31.1	Certification of Dinesh Paliwal pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Herbert Parker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Dinesh Paliwal and Herbert Parker, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Calculation Linkbase.*

101.LAB	XBRL Taxonomy Label Linkbase.*

101.PRE	XBRL Definition.*

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following financial information formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2010 and 2009, (ii) Condensed Consolidated Balance Sheets at March 31, 2010 and June 30, 2009, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2010 and 2009 and (iv) Notes to Condensed Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harman International Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harman International Industries, Incorporated

Date: April 29, 2010	By:	/S/ HERBERT K. PARKER
Herbert K. Parker
Executive Vice President and Chief Financial Officer (Principal Financial Officer)