Form 10-K
period 2010-06-30
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2010-08-06
CIK 800459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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

Registrant’s telephone number, including area code (203) 328-3500

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was $2,444,294,538 based upon the closing price of the shares on the New York Stock Exchange on that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 69,544,577 shares of common stock, par value $.01 per share, as of July 31, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III.

INDEX

			Page
Forward–Looking Statements			ii

Part I
Item	1.	Business	1
Item	1A.	Risk Factors	11
Item	1B.	Unresolved Staff Comments	17
Item	2.	Properties	18
Item	3.	Legal Proceedings	18
		Executive Officers of the Registrant	21

Part II
Item	5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	23
Item	6.	Selected Financial Data	24
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	43
Item	8.	Financial Statements and Supplementary Data	45
Item	9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	102
Item	9A.	Controls and Procedures	102
Item	9B.	Other Information	102

Part III
Item	10.	Directors, Executive Officers and Corporate Governance	103
Item	11.	Executive Compensation	103
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	103
Item	13.	Certain Relationships and Related Transactions, and Director Independence	103
Item	14.	Principal Accounting Fees and Services	103

Part IV
Item	15.	Exhibits, Financial Statement Schedules	104

Signatures			110

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

You should carefully consider the risks described below and the other information in this report because they identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Our operating results may fluctuate significantly and may not meet our expectations or those of securities analysts or investors. The price of our stock would likely decline if this occurs. Factors that may cause fluctuations in our operating results include, but are not limited to, the following:

•	our ability to achieve the intended benefits and anticipated savings of our STEP Change cost reduction initiatives;

•	our ability to maintain profitability in our automotive division;

•	the loss of one or more significant customers, or the loss of a significant platform with an automotive customer;

•	warranty obligations for defects in our products;

•	fluctuations in currency exchange rates, particularly with respect to the value of the U.S. dollar and the Euro;

•

our ability to successfully implement our global footprint initiative, including achieving cost reductions and other benefits in connection with the restructuring of our manufacturing, engineering, procurement and administrative organizations;

•	the inability of our suppliers to deliver products at the scheduled rate and disruptions arising in connection therewith;

•	our ability to attract and retain qualified senior management and to prepare and implement an appropriate succession plan for our critical organizational positions;

•	our failure to implement and maintain a comprehensive disaster recovery program;

•	our failure to comply with governmental rules and regulations, including the Foreign Corrupt Practices Act and U.S. export control laws, and the cost of compliance with such laws;

•	our ability to maintain a competitive technological advantage through innovation and leading product designs;

•	acceptance of our mid-platform infotainment systems by original equipment manufacturers (“OEMs”) and consumers;

•	the outcome of pending or future litigation and other claims, including, but not limited to, the current stockholder and Employee Retirement Income Security Act of 1974 (“ERISA”) lawsuits; and

•	our ability to enforce or defend our ownership and use of intellectual property rights.

ii

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

Our Company

We believe we are a worldwide leader in the development, manufacture and marketing of high quality, high-fidelity audio products and electronic systems. We have developed, both internally and through a series of strategic acquisitions, a broad range of product offerings sold under renowned brand names in our principal markets. We also believe that we are a leader in digitally integrated infotainment systems for the automotive industry. Our AKG®, Crown®, JBL®, Infinity®, Harman/Kardon®, Lexicon®, dbx®, BSS®, Studer®, Soundcraft®, Mark Levinson®, Becker® and Selenium® brand names are well known worldwide for premium quality and performance. We have built these brands by developing our engineering, manufacturing and marketing competencies, and have employed these resources to establish our Company as a leader in the markets we serve.

Segments

We report our business on the basis of four segments. Our Automotive, Consumer and Professional segments are based on the end-user markets we serve. Our fourth segment, Other, includes compensation, benefit and occupancy costs for corporate employees. On June 1, 2010 we sold our QNX business, which was previously reported in our Other segment, to a third party. The results of operations for QNX have been reclassified to discontinued operations in all periods presented. Refer to the heading “Discontinued Operations” below and to Note 3 – Discontinued Operations in the Notes to the Consolidated Financial Statements located in Item 8 of Part II of this report for more information. For additional information about our segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of this report and Note 17 – Business Segment Data, in the Notes to the Consolidated Financial Statements located in Item 8 of Part II of this report.

Automotive

Our Automotive segment designs, manufactures and markets audio, electronic and infotainment systems for vehicle applications to be installed primarily as original equipment by automotive manufacturers. Our infotainment systems are a combination of information and entertainment components that may include or control GPS navigation, traffic information, voice-activated telephone and climate control, rear seat entertainment, wireless Internet access, hard disk recording, MP3 playback and a high-end branded audio system. We expect future infotainment systems to also integrate driver safety capabilities such as lane guidance, traffic sign recognition, pre-crash emergency braking, adaptive cruise control and night vision. Our Automotive products are marketed worldwide under brand names including JBL, Infinity, Mark Levinson, Harman/Kardon, Logic 7®, Lexicon and Becker. We also have an exclusive alliance with Bowers & Wilkins to develop, manufacture, sell and service premium audio systems under the Bowers & Wilkins brand name. Global automotive customers for our premium audio and infotainment systems include Audi/Volkswagen, BMW, Daimler, Chrysler, Toyota/Lexus, Hyundai, Porsche, Land Rover, PSA Peugeot Citroën and Jaguar. We also produce a Harman/Kardon branded infotainment system for Harley-Davidson touring motorcycles. Our premium branded audio systems are sold independently or in conjunction with our infotainment systems. Our Automotive segment also previously marketed personal navigation devices that were primarily sold in Europe under the Becker brand name. We exited this distribution channel following our execution of a trademark license agreement in January 2010.

Consumer

Our Consumer segment designs, manufactures and markets a wide-range of mid- to high-end audio and consumer electronics for home, multimedia and mobile applications. Our Consumer products feature some of the world’s most recognized audio brands, including AKG, Harman/Kardon, Infinity, JBL, Mark Levinson and

Selenium. Home applications include dedicated home audio and theater systems, as well as distributed systems that provide multi-zone high-quality audio and video. Multimedia applications comprise a wide-range of innovative accessories such as designer fashion earbuds and noise cancelling headphones that enhance the sound of portable electronic devices. Our branded audio products for multimedia applications are primarily designed to enhance sound for Apple’s iPod® and iPhone®, and other MP3 players. We provide transducers and built-in speakers for leading notebook computers, such as Toshiba. Additionally, we provide an extensive line of audio systems for personal computers that are recognized for their award winning design and high fidelity. Aftermarket mobile products include speakers, amplifiers and digital signal processors (“DSPs”) that deliver high-quality in-car audio. Our Consumer products are sold in specialty audio stores, mass-market retail stores such as the Apple stores, Best Buy, Target, Media Markt and Fnac, and through online retailers, such as Amazon.com.

Professional

Our Professional segment designs, manufactures and markets an extensive range of loudspeakers, power amplifiers, digital signal processors, microphones, headphones and mixing consoles used by audio professionals in concert halls, stadiums, airports, houses of worship and other public spaces. For example, our Professional products can be found in prestigious venues and at important events such as New York’s Lincoln Center, the Norwegian Parliament, China’s National Day Celebration, the City Center Las Vegas Complex, the Minnesota Twin’s Target Field, Oriole Park at Camden Yards in Baltimore, the Atlanta Falcon’s Georgia Dome, the New Meadowlands Stadium, the Kennedy Center, the Vienna State Opera House, the O2 World Arena in Berlin, Yankee Stadium, the 51st Grammy Awards, the 2008 Beijing Olympics and the 2009 U.S. Presidential Inauguration. We design products for recording, broadcast, cinema and music reproduction applications. We also provide high-quality products to the sound reinforcement, music instrument support and broadcast and recording segments of the professional audio market. Our Professional products are marketed globally under brand names including JBL Professional, AKG, Crown, Soundcraft, Lexicon, DigiTech®, dbx, BSS, Studer and Selenium.

We also offer complete systems solutions for professional installations and users around the world. Our products can be linked by our HiQnet® network protocol providing a central digital network for audio professionals to control different aspects of a complex system. We believe that we are well equipped to provide turnkey systems solutions for professional audio applications that offer the customer improved performance, reliability, ease of installation and reduced cost. Our Professional system products are marketed globally under a number of brand names, including JBL, AKG, Crown, Soundcraft, Lexicon, Mark Levinson, Revel®, DigiTech, dbx and Studer.

Other

Our Other segment includes compensation, benefits and occupancy costs for our corporate employees.

Discontinued Operations

On April 9, 2010, we and our wholly-owned subsidiary, Harman Holding GmbH & Co. KG entered into a share purchase agreement to sell all of the issued and outstanding shares of QNX Software Systems Co., QNX Software Systems (Wavemakers), Inc. and QNX Software Systems, Inc. The sale closed on June 1, 2010.

Acquisition

On June 1, 2010, Harman do Brasil Industria Eletrônica e Participacoes Ltda., an indirect, wholly-owned subsidiary of Harman, purchased all of the issued and outstanding shares of Eletrônica Selenium S.A. (“Selenium”). The results of operations for Selenium are included in our Consolidated Statements of Operations as of June 1, 2010. Selenium is a Brazilian manufacturer of loudspeaker products, using engineered technology based on international standards, and sells a full line of products including loudspeakers, high quality line arrays, multi-systems, amplifiers, drivers and other components related to the sound systems market. As a result of the acquisition, we expect to expand our technologies in Brazil and Latin America and drive more business opportunities across our Automotive, Consumer and Professional segments.

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

Innovation and technological expertise

Harman believes that innovation is an important element to gaining market acceptance and strengthening our market position. We have a history of leveraging our continuous technological innovation across all of the markets we serve. We employ more than 2,000 engineers in strategically located technical centers around the globe. We have a well-deserved reputation for delivering premium audio and infotainment solutions across a full spectrum of applications. We believe that our technological innovation, the quality of our products and our reputation for on-time delivery have resulted in a substantial amount of awarded business. We have a cumulative estimated $12.2 billion of awarded automotive business. We believe this will position us well for follow-on and new business with these existing customers.

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

We believe we can grow our business with automotive manufacturers through an increase in the number of models offering our audio, navigation and infotainment systems; increases in per-vehicle content through the provision of integrated infotainment and premium branded audio systems; higher penetration levels of high-level audio and infotainment systems within existing models; and by providing systems that will continue to integrate advanced driver assist safety measures as they evolve.

We have developed a new mid-range infotainment system that we believe will deliver industry-leading performance at an affordable price that will allow us to penetrate the emerging mid-range automotive market. We also are developing, through our GreenEdge initiative, environmentally friendly technologies to reduce power consumption and product weight, a growing area of opportunity for environmentally conscious customers. We have also partnered with Lotus Engineering (UK) to develop active noise management applications for both conventional and hybrid/electric cars. We believe that this technology will be an important component for conventional, hybrid and electric vehicles in the future.

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

Expansion into emerging markets

We believe significant opportunities exist to grow our business in all three of our business segments in emerging markets such as China, India and Brazil. To execute this strategy, we have hired dedicated regional country managers in China and India, both of whom have successfully opened up new markets for high-technology companies in Asia. We also are repositioning our research and development and production capabilities, and are developing distribution channels to be able to meet the demand for our products in these markets.

We have completed the acquisition of Selenium, which has an established market presence and distribution channel in Brazil and Latin America, which will drive new business opportunities across all of our segments in this region.

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

Products

Automotive

We believe that we are a leader in the development and manufacture of high-quality, high fidelity, digitally-integrated infotainment systems and premium branded audio systems for automobiles. In recent years, the automotive industry experienced increased demand for information and entertainment in automotive vehicles. We have developed leading technical competencies to address this demand. In fiscal year 2010, we supplied infotainment systems for vehicles manufactured by Audi/Volkswagen, BMW, Daimler, Chrysler, Hyundai, Porsche, PSA Peugeot Citroën and SsangYong Motor. Our business objective is to maintain our leadership position in the infotainment business.

We continue to leverage our expertise in the design and manufacture of premium branded audio systems, as well as the reputation for quality associated with our JBL, Infinity, Harman/Kardon, Mark Levinson, Logic 7,

Becker and Lexicon brand names. As a result of our well-established relationships with automobile manufacturers, our engineers are engaged early in the vehicle design process to develop systems that optimize acoustic performance and minimize weight and space requirements. Our Infinity branded car audio systems are offered by Chrysler, Hyundai and Kia in the U.S. BMW, Daimler, Land Rover, General Motors and Saab provide Harman/Kardon branded audio systems in their vehicles. Our premium Mark Levinson digital audio system is offered by Lexus. Lexicon branded audio systems are standard in Rolls Royce vehicles and offered as an option in Hyundai Motor Company’s new Genesis luxury coupe. Toyota and PSA Peugeot Citroën offer our JBL branded audio systems. Hyundai Motor Company and Kia Motor Company also offer our JBL branded audio systems in the Korean market.

Consumer

We manufacture loudspeakers under the Harman/Kardon, Infinity and JBL brand names for the consumer home audio market. These loudspeaker lines include models designed for two- channel stereo and multi-channel surround sound applications for the home and in a wide range of performance choices, including floor standing, bookshelf, powered, low frequency, in-wall, wireless and all-weather as well as in styles and finishes ranging from high gloss lacquers to genuine wood veneers. The JBL, Infinity and Selenium product lines also include car loudspeakers, subwoofers, amplifiers and DSPs sold in the aftermarket. The JBL and Infinity products also include marine speakers intended for use on boats.

We also offer a broad range of consumer audio electronics under the Harman/Kardon and Mark Levinson brand names. Our Harman/Kardon home electronics line includes audio/video receivers featuring Logic 7, Dolby Digital® and DTS® surround sound processing capabilities and multi-channel amplifiers, DVD players and CD players.

In the multimedia market, we offer branded iPod docking devices such as JBL On StageTM, JBL On StageTM Micro® JBL RadialTM, Harman/Kardon Go +PlayTM, and PC related devices such as JBL CreatureTM II, JBL DuetTM, and Harman/Kardon Soundsticks® II. We also offer a variety of headphone devices under the JBL and AKG brand names. Our products add greater functionality for computers, cellular telephones and MP3 players such as the Apple iPod and the iPhone.

Professional

Our Professional products include loudspeakers and electronic equipment that are marketed under what we believe are some of the most respected brand names in the industry, including JBL Professional, Crown, Soundcraft, Lexicon, Revel, DigiTech, Mark Levinson, AKG, dbx, BSS, Studer and Selenium.

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

Our Professional loudspeakers are well known for high quality and superior sound. JBL Professional branded products include studio monitors, loudspeaker systems, powered loudspeakers, sound reinforcement systems, cinema systems, surround sound systems and industrial loudspeakers. Our Selenium branded products include line arrays, screen and portable systems and related technologies for public sound reinforcement.

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

We design high-end electronics, including amplifiers, digital signal processors, multi format digital media players and transports and surround sound processors that we market under the renowned Mark Levinson brand. We believe that we are a leader in the design and manufacture of high-quality home theater surround sound processors and amplifiers under the Lexicon name. Lexicon was a pioneer in the development of digital signal processors for the professional audio market. We believe that we have successfully leveraged Lexicon’s professional audio expertise to produce premier products.

Manufacturing

We believe that our manufacturing capabilities are essential to maintaining and improving product quality and performance. Our manufacturing facilities are located in North America, Europe and Asia.

Our Automotive division manufacturing facilities in Europe are located in Germany, the United Kingdom, France and Hungary. Our European facilities are primarily used to manufacture audio, infotainment systems and automotive navigation systems. In North America, we manufacture audio components in Kentucky and Mexico and manufacture electronics in Kentucky and Missouri. In addition, we are producing electronics and audio components at our facility in Suzhou, China.

Our Consumer division primarily uses original design manufacturers and outsources the manufacture of its products to generate cost efficiencies, deliver products faster, and better serve our customers.

In North America, our principal Professional division manufacturing facilities are located in Mexico and California for loudspeakers, and in Utah and Indiana for electronic products, including amplifiers and effects devices. Our Professional division electronics manufacturing in Europe includes mixing consoles in the United Kingdom and microphones and headphones in Austria. Our Professional division electronics manufacturing in Brazil includes electronic loudspeakers, amplifiers and other components.

Our facilities have been designed to emphasize worker safety and compliance with environmental, health and safety regulations.

Suppliers

We use externally sourced microchips in many of our products. A significant disruption in our microchip supply chain and an inability to obtain alternative sources would have a material impact on our consolidated results of operations.

Several independent suppliers manufacture loudspeakers and electronic products. The loss of any one of these suppliers could have a material impact on our consolidated results of operations or consolidated financial condition.

Distribution Channels

Automotive

We primarily sell our Automotive infotainment and audio systems directly to automobile manufacturers in the U.S., Europe, Japan and Korea, where they are installed as original equipment.

Consumer

We primarily sell our Consumer products to dealers who sell directly to the end user in both our domestic and foreign markets. Outside the U.S. we also sell to distributors who resell our products to retailers.

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

Trademarks and Patents

We market our products under numerous brand names that are protected by both pending and registered trademarks around the world. Our brands include JBL, Infinity, Harman/Kardon, Lexicon, Mark Levinson, Revel, Crown, Becker, Soundcraft, DigiTech, AKG, Studer, BSS, dbx and Selenium. Our trademark registrations cover use of trademark rights in connection with various products, such as loudspeakers, speaker systems, speaker system components and other electrical and electronic devices. We have registered or taken other protective measures for many of these trademarks in substantially all major industrialized countries.

As of June 30, 2010, we had 1,642 trademark registrations and 354 pending trademark applications around the world. On that date, we also had 2,272 patents and 1,565 pending patent applications covering various audio, infotainment and software products.

Seasonality

We experience seasonal fluctuations in sales and earnings. Historically, our first fiscal quarter ending September 30 is generally the weakest due to automotive model year changeovers and the summer holidays in Europe. Sales of our consumer products are generally significantly higher in the second quarter of our fiscal year, due to increased demand for these products during the holiday buying season. Our sales and earnings also vary due to the timing of the release of new products, customer acceptance of our products, product offerings by our competitors and general economic conditions.

Key Customers/Industry Concentration

We are subject to various risks related to our dependence on key customers. Sales to BMW accounted for 18 percent, sales to Audi/Volkswagen accounted for 14 percent and sales to Daimler accounted for 8 percent of our total consolidated net sales for the fiscal year ended June 30, 2010. The majority of the Daimler sales were to the Mercedes-Benz division. Net accounts receivable due from BMW accounted for 13 percent, net accounts receivable due from Audi/Volkswagen accounted for 13 percent and net accounts receivable due from Daimler accounted for 10 percent of total consolidated net accounts receivable at June 30, 2010. We anticipate that Audi/Volkswagen, BMW and Daimler will continue to account for a significant portion of our net sales and net accounts receivables for the foreseeable future.

For the fiscal year ended June 30, 2010, approximately 73 percent of our sales were to automobile manufacturers. Our automotive customers are not contractually obligated to any long-term purchase of our products. The loss of Audi/Volkswagen, BMW, Daimler, or any of our other significant automotive customers would have a material adverse effect on our total consolidated net sales, earnings and financial condition.

Backlog Orders

We manufacture automotive products and systems on a just-in-time basis and maintain sufficient inventories of finished goods to meet customer orders in our Consumer and Professional divisions promptly. As a result, we do not consider the level of backlog to be an important indication of our future performance. Our backlog was approximately $40 million and $38 million at June 30, 2010 and 2009, respectively. We expect to deliver these products within the next 12 months.

Warranty Liabilities

We warrant our products to be free from defects in materials and workmanship for periods ranging from six months to six years from the date of purchase, depending on the business segment and product. The warranty is a limited warranty, and it may impose certain shipping costs on the customer and may exclude deficiencies in appearance except for those evident when the product is delivered. Dealers and warranty service providers normally perform warranty service for loudspeakers and electronics in the field, using parts we supply on an exchange basis. Estimated warranty liabilities are based upon past experience with similar types of products, the technological complexity of certain products, replacement cost and other factors. We take these factors into consideration when assessing the adequacy of our warranty provisions for periods still open to claim.

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

In the multimedia market, we supply Apple stores and other retailers with JBL and Harman/Kardon speaker systems that serve Apple’s iPod and iPhone as well as other MP3 players. Our principal competitors for these products are Bose, Altec Lansing and Klipsch. We also offer Harman/Kardon and JBL speaker systems to personal computer retailers. In this market, our principal competitors are Creative Labs, Altec Lansing, Logitech, Klipsch and Cyber Acoustics. In the car after-market category we compete against speaker/amplifier brands such as Rockford Fosgate, Polk Audio and MTX and full range brands such as Alpine, Kenwood, Pioneer and Sony.

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

We compete in the sound reinforcement market using many of our brand names, including JBL Professional, AKG, Crown, Soundcraft, BSS, dbx and Selenium. Our principal competitors in the sound reinforcement market include Telex, Electro Voice, Mackie, QSC, Meyer Sound Laboratories, Sennheiser, Peavey, Shure, Audio Technica, and Yamaha. Our Studer, AKG, Soundcraft, JBL Professional and Lexicon branded products compete in the recording and broadcast markets. Principal competitors in these markets include Yamaha, Sennheiser, Loud Technologies, Inc., Lawo, Harris Corporation, DigiDesign/M-Audio, Genelec, KRK, TC Electronics, Stagetec and Sony. In the music instrument market, competitors for our JBL Professional, DigiTech, dbx, Crown, Soundcraft and AKG products include Yamaha, Peavey, QSC, Shure, Sennheiser, Line 6, Dunlop, Zoom, Audio Technica and Roland. We also compete in the industrial and architectural sound market. Competitors within this market include Siemens, Peavey and Tannoy.

Environmental Regulation

We are subject to various Federal, state, local and international environmental laws and regulations, including those governing the use, discharge and disposal of hazardous materials and, increasingly, the recycling of our products and of their packaging.

In Europe, we are subject to the European Union’s (“EU”) Directive on the Restriction of Use of Certain Hazardous Substances in Electrical and Electronics Equipment (“EU RoHS”). This directive restricts the placement into the EU market of electrical and electronic equipment containing certain hazardous materials, including lead, mercury, cadmium and chromium. We are also subject to the EU’s Waste Electrical and Electronic Equipment Directive (“WEEE”), which regulates the collection, recovery and recycling of waste from certain electronic products.

The EU has also enacted the Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”) regulation. REACH requires manufacturers and importers of articles to register the substances contained in the articles if the substances are intended to be released under normal or reasonably foreseeable conditions of use. Because the substances contained in our products are not intended to be released under normal or reasonably foreseeable conditions of use, we do not believe we or the importers of our products have an obligation under REACH to register those substances.

Certain of our Consumer products will require submission of energy-use profiles in accordance with the EU Energy Using Products Directive (“EuP”). We are modifying the design and energy-use profiles of our products to comply with applicable laws and regulations. Additionally, the U.S. Department of Energy has promulgated a regulation pertaining to external power supplies and compliance with the energy efficiency standards that were established under the Energy Independence and Security Act of 2007. We will address these requirements as necessary. Our products may also become subject to further energy efficiency requirements if and when required under U.S. federal climate change legislation.

In China, we are subject to China’s law on Management Methods on the Control of Pollution Caused by Electronic Information Products (“China RoHS”), which is substantially similar to the EU RoHS. The China RoHS requires the disclosure and marking of certain substances, including lead, mercury, cadmium and chromium in certain electronic products.

We believe that our facilities are in substantial compliance with current laws and regulations. We expect further laws similar to the EU RoHS and China RoHS, and those governing product and packaging recycling, to be introduced in other jurisdictions, many or most of which could impose additional costs, including fees to cover recycling costs. The need for and cost of our compliance with such legislation cannot yet be determined but it could be substantial.

Research and Development

We believe that continued investment in product research and development is critical to our success. Expenditures for research and development were $322.7 million, $325.1 million and $392.4 million for the fiscal years ended June 30, 2010, 2009 and 2008, respectively. We expect to continue to devote significant resources to research and development to sustain our competitive position.

Number of Employees

At June 30, 2010, we had 9,816 full-time employees, including 3,362 employees located in North America and 6,454 employees located outside of North America.

Foreign Operations

Information about our foreign operations is set forth in Note 17 – Business Segment Data, in the Notes to the Consolidated Financial Statements located in Item 8 of Part II of this report.

Corporate Information

We were incorporated in the state of Delaware in 1980. Our principal executive offices are located at 400 Atlantic Street, Suite 1500, Stamford, Connecticut 06901. Our telephone number is (203) 328-3500.

Website Information

Our corporate website is located at www.harman.com. We make available free of charge on our investor relations Website under “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”). Our website also provides access to reports filed by our directors, executive officers and certain significant stockholders pursuant to Section 16 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). In addition, our Corporate Governance Guidelines, Codes of Ethics and Business Conduct charters for the three committees of our Board of Directors are available on our website. The information on our website is not incorporated by reference into this report. In addition, the SEC maintains a website, www.sec.gov, that contains reports, proxy and information statements and other information that we file electronically with the SEC.

Item 1A.	Risk Factors

In addition to the other information included in this report, you should carefully consider the risk factors described below.

Decreased demand from our customers in the automotive industry may adversely affect our results of operations.

For the year ended June 30, 2010, approximately 73 percent of our sales were to automobile manufacturers. As a result, our financial performance depends, in large part, on conditions in the automotive industry, which is highly dependent on general economic conditions and has recently experienced significant difficulty. As a result, we have and may continue to experience reductions in orders from our OEM customers. If one or more of our significant automotive customers experiences, or continues to experience, continued or increased financial difficulty, as a result of a prolonged economic downturn or otherwise, this would have a further adverse effect on our business due to further decreased demand, the potential inability of these companies to make full payment on amounts owed to us, or both. In addition, our customer supply agreements generally provide for reductions in pricing of our products over the period of production. Pricing pressures may intensify as a result of cost cutting initiatives of our customers in the current economic environment. If we are unable to generate sufficient production cost savings in the future to offset future price reductions, our results of operations may be adversely affected.

A decrease in consumer discretionary spending would likely reduce our sales.

Our sales are dependent on discretionary spending by consumers, which has been materially adversely impacted by economic conditions affecting disposable consumer income and retail sales. In addition, our sales of audio, electronic and infotainment products to automotive customers are dependent on the overall success of the automobile industry, and the success of premium automobiles in particular, as well as the willingness of automobile purchasers to pay for the option of a premium branded automotive audio system or a multi-function digital infotainment system. Global demand for, and production of premium vehicles, including certain vehicle models that incorporate our products, has recently declined significantly in the difficult economic environment. This “mix shift” has had a negative impact on our results of operations. Consumer trends such as this could continue or accelerate in the future.

The current economic environment may adversely affect the availability and cost of credit and consumer spending patterns.

Our ability to make scheduled payments or to refinance our obligations with respect to indebtedness will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions. The recent subprime mortgage crisis and disruptions in the financial markets, including the bankruptcy and restructuring of major financial institutions, adversely impacted the availability of credit already arranged, and may adversely impact the availability and cost of credit in the future. The disruptions in the financial markets have also had an adverse effect on the global economy, which has negatively impacted consumer spending patterns. This has resulted in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit.

We may not realize sales represented by awarded business.

Our current estimate of $12.2 billion of awarded business in our Automotive segment is calculated using certain assumptions from our customers, including projected future sales volumes with respect to the applicable platforms. Orders from our customers with respect to these platforms are not made pursuant to contractual obligations and our customers can terminate arrangements with us at any time without penalty. Therefore, our actual platform sales volumes, and thus the ultimate amount of revenue that we derive from such platforms, is not committed. If actual production orders from our customers are not consistent with the projections we use in calculating the amount of our awarded business, we could realize substantially less revenue over the life of these projects than the currently projected estimate of $12.2 billion.

We may not be successful in realizing and sustaining the cost savings anticipated in our STEP Change program.

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

Strategic decisions by our customers to move to dual sourcing arrangements could have an adverse effect on our operations.

Until recently, we held a majority of Daimler’s infotainment and audio system business. However, Daimler made strategic decisions in 2006 and 2007 to move to dual sourcing and as a result, our share of Mercedes business has declined in fiscal years 2010, 2009 and 2008. Automakers customarily maintain such dual sourcing arrangements and we cannot assure you that our customers will not further expand dual sourcing arrangements in the future, which could have a material adverse effect on our consolidated sales, earnings and financial condition.

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

A significant portion of our revenues are derived from sales to customers in the automotive industry, where companies have recently experienced financial difficulties. As part of the bankruptcy process, our pre-petition receivables may not be realized, customer manufacturing sites may be closed or contracts voided. The bankruptcy of a major customer could have a material adverse effect on our liquidity, financial condition and results of operations.

The financial distress of our suppliers could harm our results of operations.

Recent automotive industry conditions have adversely affected our supplier base. Lower production levels for some of our key customers and increases in certain raw material, commodity and energy costs have resulted in severe financial distress among many companies within the automotive supply base. Several large suppliers have filed for bankruptcy protection or ceased operations. The continuation of financial distress within the supplier base may lead to increased commercial disputes and possible supply chain interruptions. The continuation or worsening of these industry conditions may have a negative effect on our business.

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

Our business is based on the demand for premium audio and video products. In order to increase sales in current markets and gain entry into new markets, we must innovate to maintain and improve existing products, while successfully developing and introducing distinctive new and enhanced products that anticipate changing consumer preferences and capitalize upon emerging technologies. We may experience difficulties that delay or prevent the development, introduction or market acceptance of new or enhanced products. Furthermore, we may be unable to detect and correct defects in some of our products before we ship them. Delays or defects in new product introduction may result in loss of sales or delays in market acceptance. Even after introduction, our new or enhanced products may not satisfy consumer preferences and product failures may cause consumers to reject our products. As a result, these products may not achieve market acceptance and our brand image could suffer. In addition, our competitors may introduce superior designs or business strategies, impairing our distinctive image and our products’ desirability which may cause consumers to defer or forego purchases of our products.

Product recalls by OEMs and the consequent negative impact on car sales may decrease demand for our products which could adversely affect our results of operations.

Certain OEMs, such as our customer Toyota, have recently announced safety recalls on certain vehicles. Recalls may result in decreased production levels due to (i) an OEM focusing its efforts on addressing the problems underlying the recall, as opposed to generating new car sales volume, and (ii) consumers electing not to purchase automobiles manufactured by the OEM initiating the recall. If OEMs continue to experience a reduction in sales, especially OEMs that are our automotive customers, this may have an adverse effect on our business due to decreased demand, the potential inability of these companies to make full payment on amounts owed to us, or both.

Covenants in our existing debt agreements restrict our operations.

Our amended revolving credit facility and the indenture for our Convertible Senior Notes, as amended, contain provisions that limit our operating and financing activities. Together, they limit our ability to, among other things:

•	incur revolving extensions of credit under the revolving credit facility and letters of credit greater than $231.6 million;

•	incur additional indebtedness;

•	use a substantial portion of proceeds from sales of debt, equity or assets to fund working capital, capital expenditures, product development and other corporate requirements;

•	create or assume liens;

•	enter into sale-leaseback transactions;

•	engage in mergers or consolidations;

•	make capital expenditures or investments;

•	sell assets; and

•	modify or prepay certain material debt.

Because of the restrictions in these debt agreements, we may have difficulty securing additional financing in the form of additional indebtedness. In addition, our revolving credit facility contains other and more restrictive covenants, including financial covenants that will require us to achieve specified financial and operating results and maintain compliance with specified financial ratios. We may have to curtail some of our operations to maintain compliance with these covenants. A violation of any of these covenants could result in a default under these debt agreements, which could permit the lenders to accelerate the repayment of any borrowings outstanding at that time, and the lenders under the revolving credit facility could act on the collateral package granted in connection with the amended revolving credit facility. A default or acceleration under our debt agreements would result in increased capital costs and could adversely affect our ability to operate our business and our results of operations and financial condition.

Currency fluctuations may reduce profits on our foreign sales or increase our costs, either of which could adversely affect our financial results.

A significant amount of our assets and operations are located, and the majority of our revenue is derived from sales outside the United States. Consequently, we are subject to fluctuations in foreign currency exchange rates, especially the Euro. Translation losses resulting from currency fluctuations may adversely affect the profits from our foreign operations and have a negative impact on our financial results. In addition, we purchase certain foreign-made products. Although we hedge a portion of our foreign currency exposure and, due to the multiple currencies involved in our business, foreign currency positions partially offset and are netted against one another to reduce exposure, we cannot assure you that fluctuations in foreign currency exchange rates will not make these products more expensive to purchase. Increases in our cost of purchasing these products could negatively impact our financial results if we are not able to pass those increased costs on to our customers.

Our operations could be harmed by factors including political instability, natural disasters and changes in regulations that govern international transactions.

The risks inherent in international trade may reduce our international sales and harm our business and the businesses of our distributors and suppliers. These risks include:

•	changes in tariff regulations;

•	political instability, war, terrorism and other political risks;

•	establishing and maintaining relationships with local distributors and dealers;

•	lengthy shipping times and accounts receivable payment cycles;

•	import and export licensing requirements;

•	compliance with foreign laws and regulations, including unexpected changes in taxation and regulatory requirements;

•	greater difficulty in safeguarding intellectual property rights than in the United States; and

•	difficulty in staffing and managing geographically diverse operations.

These and other risks may, among other things, increase the relative price of our products compared to those manufactured in other countries, reducing the demand for our products.

Our business could be adversely affected by a strike or work stoppage at one of our manufacturing plants or at a facility of one of our significant customers or at a common carrier or major shipping location.

Certain of our automotive customers are unionized and may incur work stoppages or strikes. A work stoppage at our facilities or those of our automotive customers, or at a common carrier or major shipping location, could have a material adverse effect on our sales, earnings and financial condition. The risk of issues of this type at our facilities may be exacerbated by the implementation of our current or future cost reduction initiatives, which may involve significant staff reductions and facility relocations.

Obligations to correct product defects covered by our warranties could adversely affect our financial results.

We warrant our products to be free from defects in materials and workmanship for periods ranging from six months to six years. Costs to correct product defects may exceed our estimates and adversely affect our results of operations and financial condition.

If we are unable to enforce or defend our ownership and use of our intellectual property rights, our business may decline.

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

We are currently involved in litigation arising out of or relating to the events leading up to the termination of the proposed acquisition of our Company in October 2007 and certain earnings guidance provided by us. In addition, similar litigation has been and may be initiated against us and others based on the alleged activities and disclosures at issue in the pending litigation. We cannot predict the outcome of any such proceeding or the likelihood that further proceedings will be instituted against us. In the event that there is an adverse ruling in any legal proceeding, we may be required to make payments to third parties that could harm our business or financial results. Furthermore, regardless of the merits of any claim, the continued maintenance of these legal proceedings may result in substantial legal expense and could also result in the diversion of our management’s time and attention away from our business.

We have deferred tax assets in our consolidated financial statements.

Our consolidated financial statements include net deferred tax assets of $264.8 million as of June 30, 2010, which relate to temporary differences (differences between the assets and liabilities in the consolidated financial statements and the assets and liabilities in the calculation of taxable income). The valuation of deferred tax assets is based on various projections for future taxable income. Thus, when actual taxable income differs from projections, it may become necessary to adjust the valuation of our deferred tax assets, which could impact our results of operations and financial condition.

Harman International Industries, Incorporated is a holding company with no operations of its own and therefore our cash flow and ability to service debt is dependent upon distributions from our subsidiaries.

Our ability to service our debt and pay dividends is dependent upon the operating earnings of our subsidiaries. The distribution of those earnings, or advances or other distributions of funds by those subsidiaries to Harman International Industries, Incorporated, all of which could be subject to statutory or contractual restrictions, are contingent upon the subsidiaries’ earnings and are subject to various business considerations.

Our success depends upon our ability to attract and retain key employees and the succession of senior management.

Our success largely depends on the performance of our management team and other key employees. If we are unable to attract and retain talented, highly qualified senior management and other key people, our future operations could be adversely affected. In addition, if we are unable to effectively provide for the succession of senior management, including our chief executive officer, our business may be materially adversely affected. While we follow a disciplined, ongoing succession planning process and have succession plans in place for senior management and other key executives, these do not guarantee that the services of qualified senior executives will continue to be available to us at particular moments in time.

Any acquisitions we make could disrupt our business and materially harm our financial condition, results of operations and cash flows.

We may, from time to time, consider acquisitions of complementary companies, products or technologies. Acquisitions involve numerous risks, including difficulties in the assimilation of the acquired businesses, the diversion of our management’s attention from other business concerns, the assumption of unknown liabilities, undisclosed risks impacting the target and potential adverse effects on existing business relationships with our current customers and suppliers. In addition, any acquisitions could involve the incurrence of substantial additional indebtedness or dilution to our stockholders. We cannot assure you that we will be able to successfully integrate any acquisitions that we undertake or that such acquisitions will perform as planned or prove to be beneficial to our operations and cash flow. Any such failure could seriously harm our financial condition, results of operations and cash flows.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters are located at 400 Atlantic Street, Stamford, Connecticut, 06901. Certain information regarding our principal facilities are described in the table below.

Location	Segments	Size (Sq. Ft.)	Owned or Leased	Percentage Utilization
Ittersbach, Germany	Automotive	565,000	Owned	100%
Atlanta, Georgia	Consumer	305,000	Leased	100%
Moreno, California	Consumer Professional	301,000	Leased	100%
Northridge, California	Consumer Professional	238,000	Leased	100%
Straubing, Germany	Automotive	235,000	Owned	100%
Elkhart, Indiana	Professional	223,000	Owned	86%
Szekesfehervar, Hungary	Automotive	222,000	Owned	100%
Chateau du Loir, France	Automotive Consumer	221,000	Owned	75%
Worth-Schaidt, Germany	Automotive	204,000	Owned	100%
Tijuana, Mexico	Professional	198,000	Leased	100%
Vienna, Austria	Professional	193,000	Leased	40%
Tijuana, Mexico	Professional	170,000	Leased	40%
Bridgend, United Kingdom	Automotive	168,000	Leased	100%
Franklin, Kentucky	Automotive	152,000	Owned	100%
Farmington Hills, Michigan	Automotive	151,000	Leased	100%
Suzhou, China	Automotive	145,000	Owned	100%
Sandy, Utah	Professional	127,000	Leased	100%
Juarez, Mexico	Automotive	109,000	Leased	100%
Washington, Missouri	Automotive	101,000	Owned	100%

We also own or lease other facilities that are not considered principal properties. We believe that our facilities are suitable and adequate for our present needs and that suitable additional or substitute facilities will be available, if required.

Item 3.	Legal Proceedings

At June 30, 2010, we were subject to legal claims and litigation arising in the ordinary course of business, including the matters described below. The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial condition or results of operations.

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

On January 16, 2008, the Kim Plaintiff filed an amended complaint. The amended complaint, which extended the Class Period through January 11, 2008, contended that, in addition to the violations alleged in the original complaint, Harman also violated Sections 10(b) and 20(a) of the 1934 Act and Rule 10b-5 promulgated thereunder by “knowingly failing to disclose “significant problems” relating to PND sales forecasts, production, pricing, and inventory” prior to January 14, 2008. The amended complaint claimed that when “Defendants revealed for the first time on January 14, 2008 that shifts in PND sales would adversely impact earnings per share by more than $1.00 per share in fiscal 2008,” that led to a further decline in our share value and additional losses to the plaintiff class.

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

On May 2, 2008, Lead Plaintiff filed a consolidated class action complaint (the “Consolidated Complaint”). The Consolidated Complaint, which extends the Class Period through February 5, 2008, contends that Harman and certain of our officers and directors violated Sections 10(b) and 20(a) of the 1934 Act and Rule 10b-5 promulgated thereunder, by issuing false and misleading disclosures regarding our financial condition in fiscal year 2007 and fiscal year 2008. In particular, the Consolidated Complaint alleges that defendants knowingly or recklessly failed to disclose material adverse facts about MyGIG radios, personal navigation devices (“PNDs”) and our capital expenditures. The Consolidated Complaint alleges that when Harman’s true financial condition became known to the market, the price of our common stock declined significantly, causing losses to the plaintiff class.

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

Siemens vs. Harman Becker Automotive Systems GmbH

In October 2006, Harman Becker Automotive Systems GmbH (“Harman Becker”) received notice of a complaint filed against it by Siemens AG with the Regional Court in Düsseldorf in August 2006 alleging that certain of Harman Becker’s infotainment products, including both radio receiver and Bluetooth hands free telephony functionality, infringe upon a patent owned by Siemens AG. In November 2006, Harman Becker filed suit with the German Federal Patent Court in Munich to nullify the claims of this patent. Siemens AG subsequently assigned this patent to Continental Automotive GmbH (“Continental”).

On August 14, 2007, the court of first instance in Düsseldorf ruled that the patent in question had been infringed and ordered Harman Becker to cease selling the products in question in Germany, and to compile and submit data to Siemens AG concerning its prior sales of such products. Harman Becker appealed that ruling.

Despite the pending appeal, Siemens AG provisionally enforced the ruling against Harman Becker. Accordingly, in December 2007, Harman Becker ceased selling aftermarket products covered by the patent in Germany, and submitted the required data to Siemens AG. On June 4, 2008, the German Federal Patent Court nullified all relevant claims of Siemens AG’s patent. As a result, Harman Becker resumed selling the affected products, and Siemens AG suspended further attempts to enforce the patent. Siemens AG also requested that Harman Becker suspend its appeal of the Düsseldorf court’s ruling of infringement until the German Federal Patent Court’s nullity ruling became final. Harman Becker consented to this suspension. Harman Becker received the written decision of the German Federal Patent Court on August 18, 2008, and Siemens AG subsequently appealed the decision to the German Federal Supreme Court.

Harman Becker entered into settlement agreements with Siemens AG and Continental on May 27, 2010 and May 31, 2010, respectively. Pursuant to the terms of the settlement agreements, Continental withdrew the infringement claim and Harman Becker withdrew its invalidity suit and each party agreed to bear its own costs and legal fees. Pursuant to the terms of the settlement agreement, Continental granted Harman Becker and its affiliated entities, a non-exclusive, worldwide, royalty-free and perpetual license to the patent at issue.

Other Legal Actions

At June 30, 2010, we were involved in several other legal actions. The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial condition or results of operations.

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

Name	Position	Age
Dinesh C. Paliwal	Chairman, President and Chief Executive Officer	52
Herbert K. Parker	Executive Vice President and Chief Financial Officer	52
Blake Augsburger	Executive Vice President and President—Professional Division	47
David Karch	Executive Vice President, Operational Excellence	49
Sachin Lawande	Executive Vice President, Chief Technology Officer and Co-President—Automotive Division	43
Michael Mauser	Executive Vice President and Co-President—Automotive Division	47
David Slump	Executive Vice President and President—Consumer Audio Division	42
John Stacey	Executive Vice President and Chief Human Resources Officer	45
Todd A. Suko	Executive Vice President, General Counsel and Secretary	43

Dinesh C. Paliwal became Chairman, President and Chief Executive Officer of Harman on July 1, 2008. Mr. Paliwal joined our Company on July 1, 2007 as President, Chief Executive Officer and Vice Chairman and was elected a director on August 13, 2007. Prior to joining our Company, Mr. Paliwal served as President of Global Markets and Technology of ABB Ltd from January 2006 until June 2007 and as President and CEO of ABB North America from January 2004 until June 2007. From October 2002 to December 2005, he served as President and Chief Executive Officer of ABB Automation, a power automation company.

Herbert K. Parker joined our Company in June 2008 as Executive Vice President and Chief Financial Officer. From August 15, 2008 until October 1, 2008, Mr. Parker also served as our principal accounting officer. Prior to joining our Company, he served as Chief Financial Officer of ABB North America from January 2006 to May 2008. Mr. Parker also served as the global Chief Financial Officer of the Automation Technologies division from October 2002 through December 2005.

Blake Augsburger joined our Company in 2001 as the President of Crown International. In 2006, Mr. Augsburger was promoted to Executive Vice President and President- Professional Division. Mr. Augsburger also serves as Country Manager for North America.

David Karch has served as Executive Vice President, Operational Excellence since May 2008. From 1998 to May 2008, Mr. Karch served in various positions with Harman Becker Automotive Systems, most recently as Senior Vice President, Manufacturing and Quality.

Sachin Lawande joined our Company in 2001, and has served as our Executive Vice President and Chief Technology Officer since January 2009. In April 2010, Mr. Lawande also assumed the role of Co-President—Automotive Division. From 2008 to January 2009, Mr. Lawande served as Harman’s Chief Innovation Officer, where he was responsible for guiding software strategy and key development partnerships and was instrumental in launching an offshore development center in India as part of Harman’s strategy for optimizing its global footprint. From 2001 through 2008, Mr. Lawande served in various positions with QNX Software Systems, most recently as Vice President, Engineering Services.

Michael Mauser joined our Company in 1997, and has served as Executive Vice President and Co-President—Automotive Division since April 2010. From May 2005 until April 2010, Mr. Mauser served as Senior Vice President, Finance and Chief Financial Officer of our Automotive Division. From 1997 to May 2005, Mr. Mauser served in various positions with Harman Becker Automotive Systems GmbH, a subsidiary of Harman, most recently as Vice President, Finance and Controlling.

David Slump has served as our Executive Vice President and President Consumer Audio Division since February 2009. From February 2009 to May 2010, he also served as our Vice President, Corporate Development. Prior to joining our Company, from 2008 to January 2009, Mr. Slump served as Senior Vice President for Landis + Gyr Holdings, a leader in the energy management industry, where he directed the company’s global brand strategy and evaluated portfolio and architecture investments. From 2007 until 2008, he served as President and Chief Executive Officer of Cellnet + Hunt Group. From 2003 to 2007, Mr. Slump held a variety of positions with General Electric, most recently as General Manager, Global Marketing.

John Stacey joined our Company in February 2008 as Executive Vice President and Chief Human Resources Officer. Prior to joining our Company, he was Vice President, People for InBev North America, Inbev Central and Eastern Europe from 2005 through January 2008. He also served as Vice President, Human Resources for Labatt USA from 2000 to 2005.

Todd A. Suko joined our Company in October 2008 as Executive Vice President, General Counsel and Secretary. Prior to joining our Company Mr. Suko served as Vice President, General Counsel and Secretary for UAP Holding Corp. and United Agri Products from 2001 to September 2008. Mr. Suko is a member of the bar in Washington, DC and Virginia; and is a Commander in the United States Navy Reserve.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange and is reported on the New York Stock Exchange Composite Tape under the symbol HAR. As of July 31, 2010, there were approximately 117 record holders of our common stock.

The table below sets forth the reported high and low sales prices for our common stock, as reported on the New York Stock Exchange, for each quarterly period for fiscal years ended June 30, 2010 and 2009.

	Years Ended June 30,
	2010		2009
Market Price	High	Low	High	Low
First quarter ended September 30	$33.98	$17.89	$44.69	$29.92
Second quarter ended December 31	39.10	31.60	34.00	9.87
Third quarter ended March 31	47.26	34.93	21.19	9.17
Fourth quarter ended June 30	52.51	28.82	23.38	13.03

We did not pay any cash dividends during fiscal year 2010. We paid cash dividends during fiscal year 2009 of $.025 per share, with a dividend of $.0125 paid in the first and second quarters only. Our Board of Directors indefinitely suspended payment of the cash dividend in the third quarter of fiscal year 2009. While there are no current plans to declare a dividend, our Board regularly evaluates our Company’s dividend policy and the declaration of future dividends is subject to the discretion of our Board in light of all relevant factors, including earnings, general business conditions, working capital requirements, capital spending needs, debt levels and contractual restrictions.

The following table provides information about shares acquired from employees during the fourth quarter of fiscal year 2010 in connection with the surrender of shares to pay option exercise prices.

Period	Total Number of Shares Acquired During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 – April 30	—	—	—	—
May 1 – May 31	—	—	—	—
June 1 – June 30	—	—	—	—
Total	—	—	—	—

Since the inception and announcement of our share repurchase program in June 1998 and through September 30, 2007, we had acquired and placed in treasury a total of 18,198,082 shares of our common stock at a cost of $639.6 million. Our program was suspended upon the announcement in April 2007 of our proposed merger with a company formed by investment funds affiliated with KKR, GS Capital Partners VI Fund, L.P. and its related funds, which are sponsored by Goldman, Sachs & Co. (“GSCP”). On October 22, 2007, we announced the termination of our agreement with KKR and GSCP and companies formed by investment funds affiliated with KKR and GSCP. In connection with the termination agreement, we entered into a note purchase agreement under which we sold $400 million aggregate principal amount of our 1.25 percent Convertible Senior Notes due 2012 (the “Notes”) to affiliates of KKR, GSCP, Citibank, N.A. and HSBC USA, Inc. On October 30, 2007, we used the proceeds from the issuance and sale of the Notes to repurchase 4,775,549 shares of our Company’s common stock at a cost of $400.3 million. We received an additional 2,449,230 shares upon settlement of the October 2007 repurchase. The total number of shares purchased and retired as a result of the October 2007 repurchase was 7,224,779. The total number of shares repurchased through June 30, 2009 was 25,599,817. This program was terminated upon the use of the $400.3 million.

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

(In thousands except per share data)	2010(1)	2009	2008	2007	2006
Net sales	$3,364,428	$2,854,895	$4,072,359	$3,519,089	$3,220,344
Operating income (loss)	$85,555	$(503,812)	$132,167	$385,756	$406,528
Income (loss) from continuing operations attributable to Harman International Industries, Incorporated, net of income taxes	$35,178	$(422,345)	$95,966	$312,723	$261,560
Income (loss) from discontinued operations, net of income taxes	$123,591	$(9,159)	$5,757	$1,578	$(6,331)
Net income (loss)	$164,058	$(430,752)	$101,302	$312,358	$254,244
Net income (loss) attributable to Harman International Industries, Incorporated	$158,769	$(431,504)	$101,723	$314,301	$255,229

Earnings (loss) per share from continuing operations attributable to Harman International Industries, Incorporated:
Basic	$0.50	$(7.19)	$1.56	$4.79	$3.95
Diluted	$0.50	$(7.19)	$1.54	$4.71	$3.84

Earnings (loss) per share from discontinued operations:
Basic	$1.76	$(0.16)	$0.09	$0.02	$(0.10)
Diluted	$1.75	$(0.16)	$0.09	$0.02	$(0.10)

Earnings per share:
Basic	$2.26	$(7.34)	$1.65	$4.81	$3.85
Diluted	$2.25	$(7.34)	$1.64	$4.73	$3.75
Weighted average shares outstanding:
Basic	70,350	58,766	61,472	65,310	66,260
Diluted	70,595	58,766	62,182	66,449	68,105
Weighted average shares outstanding—diluted
Total assets	$2,556,215	$2,473,497	$2,802,971	$2,508,868	$2,375,752
Total debt	$361,737	$577,296	$361,737	$76,528	$197,554
Total equity	$1,134,892	$1,007,918	$1,382,108	$1,494,919	$1,231,330
Dividends per share	$0.00	$0.025	$0.05	$0.05	$0.05

(1)

Fiscal year 2010 includes the consolidated balance sheet of Eletrônica Selenium S.A. (“Selenium”), which we acquired on June 1, 2010. The results of operations for Selenium are included in our Consolidated Statements of Operations as of June 1, 2010.

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

We begin our discussion with an overview of our Company to give you an understanding of our business and the markets we serve. We then discuss recent developments. This is followed by a discussion of our critical accounting policies, and then by a discussion of our results of operations for the fiscal years ended June 30, 2010, 2009 and 2008. We include in this discussion an analysis of certain significant period-to-period variances in our Consolidated Statements of Operations and an analysis of our restructuring program. We also provide specific information regarding our four business segments: Automotive, Consumer, Professional and Other. We then discuss our financial condition at June 30, 2010 with a comparison to June 30, 2009. This section contains information regarding our liquidity, capital resources and cash flows from operating, investing and financing activities. We complete our discussion with an update on our business outlook.

Executive Overview

We believe we are a global leader in the development, manufacture and marketing of high-quality, high-fidelity audio products and electronic systems, as well as digitally integrated infotainment systems for the automotive industry. We have developed a broad range of product offerings which we sell in our principal markets under our renowned brand names, including AKG, Crown, JBL, Infinity, Harman/Kardon, Lexicon, Mark Levinson and Selenium.

We report our business on the basis of four segments. Our Automotive, Consumer and Professional segments are based on the end-user markets we serve. Our fourth segment, Other, includes compensation, benefit and occupancy costs for corporate employees. On June 1, 2010 we sold our QNX business, which we previously reported in our Other segment. The results of operations for QNX have been reclassified to discontinued operations in all periods presented. Refer to the heading “Discontinued Operations” below and to Note 3 – Discontinued Operations in the Notes to the Consolidated Financial Statements for more information.

We continued to experience the effects of the worldwide economic crisis in our results through fiscal year 2010. However, we do believe that the markets are beginning to recover. Our future outlook may continue to be impacted by the contraction in consumer discretionary spending. Our outlook could also be affected by changes in foreign currency exchange rates which could potentially result in reduced sales.

To mitigate the potential impacts of the weak economic markets, we continued to accelerate many of our strategic initiatives and restructuring actions, and hence we continue to incur costs relating to our STEP Change restructuring program. We are also continuing to focus our efforts on improving our global footprint, technology portfolio, human resources and internal processes to help us improve our cost structure, which we believe will enable us to remain competitive and mitigate the negative effects of this challenging environment. We are continuing to proceed with our 24-month cost improvement and productivity program called STEP Change. This program is designed to yield $400 million in sustainable savings by fiscal year 2011. Restructuring is further described under the caption Restructuring later in this discussion.

Recent Events

Acquisition

On June 1, 2010, Harman do Brasil Industria Eletrônica e Participacoes Ltda., an indirect wholly-owned subsidiary of Harman purchased all of the issued and outstanding shares of Selenium Eletrônica S.A. (“Selenium”), a Brazilian-based manufacturer of such products as loudspeakers, line arrays and amplifiers. The results of operations for Selenium are included in our Consolidated Statements of Operations as of June 1, 2010. Refer to Note 2 – Acquisition in the Notes to the Consolidated Financial Statements for more information.

Discontinued Operations

On April 9, 2010, we and our wholly-owned subsidiary, Harman Holding GmbH & Co. KG entered into a share purchase agreement (the “Purchase Agreement”) to sell all of the issued and outstanding shares of QNX Software Systems Co., QNX Software Systems (Wavemakers), Inc. and QNX Software Systems, Inc. (collectively, the “QNX Entities”) for $200 million. The sale closed on June 1, 2010. In connection with this transaction, we recognized a gain of $152.7 million ($ 114.2 million, net of income taxes), in our Consolidated Statement of Operations for the fiscal year ended June 30, 2010, which is included in income (loss) from discontinued operations, net of income taxes. The sale price was subject to a working capital adjustment of $0.1 million, which is also included in the gain. The results of operations for the QNX Entities have been reclassified to discontinued operations in all periods presented. Refer to Note 3 – Discontinued Operations in the Notes to the Consolidated Financial Statements for more information.

Critical Accounting Policies

The methods, estimates and judgments we use in applying our accounting policies, in conformity with generally accepted accounting principles in the United States (“GAAP”), have a significant impact on the results we report in our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The estimates affect the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our accounting policies are more fully described in Note 1 – Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements located in Item 8 of Part II of this report. However, we believe the following policies merit discussion due to their higher degree of judgment, estimation, or complexity.

Revenue Recognition

Revenue is generally recognized at the time of product shipment or delivery, depending on when the passage of title to goods transfers to unaffiliated customers, when all of the following have occurred: a firm sales agreement is in place, pricing is fixed or determinable and collection is reasonably assured. Sales are reported net of estimated returns, discounts, rebates and incentives. Substantially all of our revenue transactions involve the delivery of a physical product. Royalty income, which is not material, is recorded when earned based upon contract terms with licensees which provide for royalties.

We enter into incentive agreements with certain automotive customers which relate to a specific program award. These incentives are generally accounted for as a reduction of revenue where an identifiable benefit can be ascertained. These incentives are generally based on fixed payments paid to us by the automotive manufacturer, and are generally deferred, if certain criteria are met. The deferability criteria include the existence of legally enforceable rights, management’s ability and intent to enforce the recoverability clauses and the ability to generate future earnings from the agreement in excess of the deferred amounts. Capitalized amounts are amortized over the related program award term based on our estimate of future volumes. Our estimates are reviewed regularly and the cumulative impact of a revision in estimates is recorded in the period such revisions become probable and estimable.

Allowance for Doubtful Accounts

Our products are sold to customers in many different markets and geographic locations. Methodologies for estimating bad debt reserves include specific reserves for known collectability issues and percentages applied to aged receivables based on historical experience. We must make judgments and estimates regarding accounts receivable that may become uncollectible. These estimates affect our bad debt reserve and results of operations. We base these estimates on many factors including historical collection rates, the financial stability and size of our customers as well as the markets they serve and our analysis of aged accounts receivable. Our judgments and estimates regarding collectability of accounts receivable have an impact on our financial statements.

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

Although there was deterioration in economic conditions in the beginning of fiscal year 2010 and in fiscal year 2009, we did not experience significant increases in our inventory write-downs, primarily due to a significant portion of our inventories being produced as a result of specific customer orders within our Automotive segment. After discussions with several of our significant customers, we concluded that the majority of orders would be postponed and not cancelled. We were able to proactively adjust our supply chain demand to match these new customer requirements, thereby reducing our exposure to inventory write-downs. There was no significant movement in our inventory reserves in fiscal year 2010 compared with the prior fiscal year. At June 30, 2010 and 2009 our inventory reserves were $75.1 million and $91.5 million, respectively. Refer to Note 4 – Inventories, net in the Notes to the Consolidated Financial Statements for more information.

Goodwill

Goodwill is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We estimate the fair value of each reporting unit using a discounted cash flow methodology. This requires us to use significant judgment including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, determination of our weighted average cost of capital, and relevant market data. Refer to the heading “Goodwill” below and Note 8 – Goodwill in the Notes to the Consolidated Financial Statements for more information.

Other Intangible Assets

Intangible assets primarily consist of patents, trademarks and distribution agreements and are amortized over periods ranging from 10 months to 17 years. We test for impairment whenever events or changes in business circumstances indicate that the carrying value of our intangible assets may not be recoverable. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. We believe that the straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained annually by our Company.

We will continue to monitor the need for additional interim impairment tests, which could result in additional non-cash impairment charges.

Impairment of Long-Lived Assets

We review the recoverability of our long-lived assets, including buildings, equipment and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on undiscounted cash flows. We will continue to monitor the need for additional interim impairment tests, which could result in additional non-cash impairment charges. We recognized $2.7 million in impairment charges related to facilities that were held-for sale in the fiscal year ended June 30, 2010. We did not record any impairment charges for long-lived assets in 2009 and 2008.

Pre-Production and Development Costs

We incur pre-production and development costs related to infotainment systems that we develop for automobile manufacturers pursuant to long-term supply arrangements. Portions of these costs are reimbursable under separate agreements and are recorded as unbilled costs on our balance sheet once an agreement is signed in other current assets and other assets. We believe that the terms of our supply contracts and our established relationships with these automobile manufacturers reasonably assure that we will collect the reimbursable portions of these contracts. Accounting for development costs under the percentage of completion method requires us to make estimates of costs to complete projects. We review these estimates on a quarterly basis. Unforeseen cost overruns or difficulties experienced during development could cause losses on these contracts. Such losses are recorded once a determination is made that a loss will occur.

Accrued Warranties

We warrant our products to be free from defects in materials and workmanship for periods ranging from six months to six years from the date of purchase, depending on the business segment and product. Our dealers and warranty service providers normally perform warranty service in field locations and regional service centers, using parts and replacement finished goods we supply on an exchange basis. Our dealers and warranty service providers also install updates we provide to correct defects covered by our warranties. Estimated warranty liabilities are based upon past experience with similar types of products, the technological complexity of certain products, replacement cost and other factors. If estimates of warranty provisions are no longer adequate based on our analysis of current activity, incremental provisions are recorded as warranty expense in our Consolidated Statement of Operations. We take these factors into consideration when assessing the adequacy of our warranty provision for periods still open to claim. Refer to Note 6 – Accrued Warranties in the Notes to the Consolidated Financial Statements for more information.

Income Taxes and Tax Valuation Allowances

We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in our Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards. We follow specific and detailed guidance in each tax jurisdiction regarding the recoverability of any asset recorded in our Consolidated Balance Sheets and provide valuation allowances to reduce our deferred tax assets to an amount we believe is more likely than not to be realized. We regularly review our deferred tax assets for recoverability considering historical profitability, our ability to project future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. If we continue to operate at a loss in certain jurisdictions or are unable to generate sufficient future taxable income within the defined lives of such assets, we could be required to increase our valuation allowance against all or a significant portion of our deferred tax assets. This increase in valuation allowance could result in substantial increases in our effective tax rate and could have a material adverse impact on our operating results. Conversely, if and when our operations in some jurisdictions become sufficiently profitable before our current estimates, we would be required to reduce all or a portion of our current valuation allowance and such reversal would result in an increase in our earnings in such period. Adjustments to our valuation allowance from continuing operations, through charges to income tax expense (benefit) were $17.0 million, $9.7 million and $(0.2) million for the years ending June 30, 2010, 2009 and 2008, respectively.

The calculation of our deferred tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether and the extent to which additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in additional tax benefits recognized in the period in which we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. We recognize interest and penalties related to income tax matters in income tax expense. Refer to Note 13 – Income Taxes in the Notes to the Consolidated Financial Statements for more information.

Severance and Exit Costs

We recognize liabilities for severance and exit costs based upon the nature of the liability incurred. For involuntary separation programs that are conducted according to the guidelines of our written involuntary separation plan, we recognize the liability when it is probable and reasonably estimable. For involuntary separation programs that are conducted according to the provisions of collective bargaining agreements or statutes, we recognize the liability when it is probable and reasonably estimable. For one-time termination benefits, such as additional severance pay, and other exit costs, such as lease and other contract termination costs, the liability is measured and originally recognized at fair value in the period in which the liability is incurred, with subsequent changes recognized in the period of change. Refer to Note 15 – Restructuring in the Notes to the Consolidated Financial Statements for more information.

Share-Based Compensation

Share-based compensation expense is recognized based on the estimated fair value of stock options and similar equity instruments awarded to employees. Refer to Note 14 – Shareholders’ Equity and Share-Based Compensation in the Notes to the Consolidated Financial Statements for more information.

Results of Operations

Net Sales

Fiscal year 2010 net sales were $3.364 billion, an increase of 18 percent compared to the prior fiscal year. Foreign currency translation had a favorable impact of approximately $28 million when compared to the prior fiscal year. Each of our three business segments reported higher sales compared to the prior fiscal year. The increase in overall net sales was primarily within our Automotive segment and was attributable to increased mid-level infotainment business resulting from the launch of new platforms, the ramp-up of new infotainment business, overall production recovery and new acoustic model launches, partially offset by lower personal navigation device (“PND”) net sales due to our exit from this distribution channel. Net sales were higher in our

Professional segment primarily due to new product introductions compared to the prior fiscal year, which previously had been negatively affected by the financial and economic crisis and reductions in the availability of credit. Net sales were higher in our Consumer segment primarily due to favorable foreign currency translation.

Fiscal year 2009 net sales were $2.855 billion, a decrease of 30 percent compared to the prior fiscal year. Foreign currency translation had a negative impact of approximately $194 million. Each of our three business segments had lower net sales in fiscal year 2009 compared to the prior fiscal year. The decline in overall net sales was attributable to weakness in the automotive market, as automakers cut production in response to weak economic conditions, as well as Daimler’s strategic decision to move to dual-sourcing on select Mercedes models. Our Professional and Consumer segments were also negatively affected by the global financial and economic crisis, where reductions in the availability of credit and lower consumer spending resulted in lower net sales.

A summary of our net sales by business segment is presented below:

	Year Ended June 30,
($ in thousands)	2010	2009	2008
Net sales:
Automotive	$2,467,972	$2,004,837	$2,929,269
Consumer	373,047	356,489	515,075
Professional	522,736	492,876	627,289
Other	673	693	726

Total	$3,364,428	$2,854,895	$4,072,359

Automotive—Automotive net sales increased 23 percent in fiscal year 2010 compared to the prior fiscal year. Foreign currency translation had a favorable impact on net sales of approximately $18 million compared to the prior fiscal year. The increase in overall net sales was primarily attributable to increased mid-level infotainment business resulting from the launch of new platforms, the ramp-up of new infotainment business, overall production recovery and new acoustic model launches, partially offset by lower PND net sales due to our exit from this distribution channel in January 2010 resulting in lower year over year sales. Since a significant percentage of our sales are to customers in Europe, the majority of our foreign currency exposure is in the Automotive segment.

Automotive net sales decreased 32 percent in fiscal year 2009 compared to the prior fiscal year. Foreign currency translation adversely affected net sales by $160 million compared to the prior fiscal year. The decline in fiscal year 2009 net sales when compared to the prior fiscal year was primarily due to Daimler’s strategic decision to move to dual-sourcing on select Mercedes models, as well as reduced production at some of our major Automotive customers including Chrysler, Toyota/Lexus, Porsche and SsangYong. These declines were partially offset by higher volumes at BMW, new infotainment business at Audi/Volkswagen and PSA Peugeot Citroën, as well as the ramp-up of the Genesis infotainment business at Hyundai/Kia.

Consumer—Consumer net sales increased 5 percent in fiscal year 2010 compared to the prior fiscal year. Foreign currency translation had a favorable impact on net sales of approximately $8 million compared to the prior fiscal year. The increase in net sales when compared to the prior fiscal year was primarily due to foreign currency translation.

Consumer net sales decreased 31 percent in fiscal year 2009 compared to the prior fiscal year. Foreign currency translation adversely affected net sales by $19 million compared to the prior fiscal year. The consumer retail environment was challenging in North America and Europe, as consumer spending had slowed and resulted in lower sales. Sales were also lower due to Consumer’s exit from the PND business and other unprofitable products.

Professional—Professional net sales increased 6 percent in fiscal year 2010 compared to the prior fiscal year. Foreign currency translation had a favorable impact on net sales of approximately $2 million compared to the prior fiscal year. Net sales were higher compared to the prior fiscal year in our Professional segment primarily due to new product introductions and higher net sales as markets continued to rebound.

Professional net sales decreased 21 percent in fiscal year 2009 compared to the prior fiscal year. Foreign currency translation contributed approximately $15 million to the net sales decrease compared to the prior fiscal year. The decline in sales compared to the prior fiscal year was due to the effect of the weak economy on both our distributors’ liquidity and market demand.

Gross Profit

Gross profit as a percentage of net sales increased 3.7 percentage points to 26.3 percent in fiscal year 2010 compared to the prior fiscal year. The increase in gross profit in fiscal year 2010 compared to the prior fiscal year was primarily due to lower restructuring charges relating to accelerated depreciation, improved leverage of fixed overhead costs due to higher sales volumes and savings achieved through our STEP Change initiatives, partially offset by inventory write-downs associated with our exit from the PND business.

Gross profit as a percentage of net sales decreased 3.9 percentage points to 22.6 percent in fiscal year 2009 compared to the prior fiscal year. The decrease in fiscal year 2009 compared to the prior fiscal year was due to decreased factory utilization associated with lower sales, product mix and the loss of the Daimler business due to their decision to move to dual-sourcing on select Mercedes models. Restructuring costs included in cost of sales were $8.7 million in fiscal year 2009 compared to $4.7 million in the prior fiscal year which consists primarily of accelerated depreciation expenses due to the closure of manufacturing facilities.

A summary of our gross profit by business segment is presented below:

	Year Ended June 30,
($ in thousands)	2010	Percentage of Net Sales	2009	Percentage of Net Sales	2008	Percentage of Net Sales
Automotive	$587,248	23.8%	$385,406	19.2%	$713,916	24.4%
Consumer	99,062	26.6%	83,072	23.3%	124,084	24.1%
Professional	202,558	38.7%	183,211	37.2%	243,894	38.9%
Other	(3,710)	*	(6,339)	*	(4,244)	*

Total	$885,158	26.3%	$645,350	22.6%	$1,077,650	26.5%

*	Percent not meaningful.

Automotive—Automotive gross profit as a percentage of net sales increased 4.6 percentage points to 23.8 percent in fiscal year 2010 compared to the prior fiscal year. The increase in gross profit for the year ended June 30, 2010 compared to the prior fiscal year was primarily due to improved leverage of fixed overhead costs due to higher sales volumes and savings achieved through our STEP Change initiatives and lower warranty expense, partially offset by unfavorable product mix.

Automotive gross profit as a percentage of net sales declined 5.1 percentage points to 19.2 percent in fiscal year 2009 compared to the prior fiscal year. The decline in gross profit was due to lower factory utilization associated with the decrease in sales, Daimler’s strategic decision to move to dual-sourcing on select models, changes in sales mix at Audi/Volkswagen, BMW and Porsche and restructuring costs incurred in connection with announced plant downsizings or closings in California, Indiana, France and Sweden and a warranty center in New Jersey, partially offset by a one-time warranty charge incurred in fiscal year 2008 relating to engineering charges for one of our products. Restructuring costs recorded at these locations relate to accelerated depreciation on machinery and equipment.

Consumer—Consumer gross profit as a percentage of net sales increased 3.3 percentage points to 26.6 percent in fiscal year 2010 compared to the prior fiscal year. The increase in gross profit for the year ended June 30, 2010 compared to the prior fiscal year was primarily due to lower inventory write-offs and savings achieved through our STEP Change initiatives.

Consumer gross profit as a percentage of net sales declined 0.8 percentage points to 23.3 percent in fiscal year 2009 compared to the prior fiscal year. The decline in gross profit was primarily due to under-absorption of fixed costs due to lower sales volumes, partially offset by higher product margins due to the exit of unprofitable lines of business.

Professional—Professional gross profit as a percentage of net sales increased 1.5 percentage points to 38.7 percent in fiscal year 2010 compared to the prior fiscal year. The increase in gross profit for the year ended June 30, 2010 compared to the prior fiscal year was due to improved leverage of fixed overhead costs due to higher sales volumes, savings achieved through our STEP Change initiatives and favorable product mix.

Professional gross profit as a percentage of net sales declined 1.7 percentage points to 37.2 percent in fiscal year 2009 compared to the prior fiscal year. The decline in gross profit was primarily due to lower factory utilization associated with sales declines, partially offset by favorable product mix and lower factory overhead costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $774.2 million in fiscal year 2010 compared to $831.4 million in the prior fiscal year, a decrease of $57.2 million. As a percentage of net sales, SG&A decreased 6.1 percentage points in fiscal year 2010 compared to the prior fiscal year. Foreign currency translation unfavorably impacted SG&A by $20.5 million. The decrease in SG&A compared to the prior fiscal year was primarily due to lower restructuring expenses of $77.4 million and research and development costs (“R&D” net of higher variable compensation and benefit expenses due to improved performance). R&D was $322.7 million or 9.6 percent of net sales in fiscal year 2010 compared to $325.1 million or 11.4 percent of net sales in the prior fiscal year. Employee compensation and benefit costs are also included in SG&A.

SG&A was $831.4 million in fiscal year 2009 compared to $945.4 million in fiscal year 2008, a decrease of $114.0 million. Despite the decline in SG&A, SG&A as a percentage of net sales for fiscal year 2009 increased 5.9 percentage points to 29.1 percent compared to the prior fiscal year due to the decrease in net sales. Foreign currency translation unfavorably impacted SG&A by $43.4 million, when compared to the prior fiscal year. Other factors contributing to the decrease in SG&A included an overall reduction in selling, advertising, promotion and other general and administrative expenses resulting from prior restructuring actions, a reduction in R&D of $67.2 million, of which $22.6 million was related to foreign currency translation, $15.4 million due to net proceeds from the sale of certain of our speech recognition assets within our Automotive segment, $13.3 million of lower share-based compensation expense and lower benefit expenses due to the suspension of 401(k) match and profit sharing contributions, a benefit from stock option forfeitures due to executive retirements, and reductions in selling, advertising and promotion expenses. These decreases were partially offset by an increase in restructuring expenses of $50.6 million and SG&A included $13.8 million in merger costs in fiscal year 2008. R&D was $325.1 million or 11.4 percent of net sales in fiscal year 2009 compared to $392.4 million or 9.6 percent of net sales in the prior fiscal year.

We continue to incur costs relating to our restructuring program, which is designed to address our global footprint, cost structure, technology portfolio, human resources and internal processes. We recorded restructuring charges in SG&A of $13.5 million, $90.9 million and $40.3 million in fiscal years 2010, 2009 and 2008, respectively. Restructuring is further described under the caption “Restructuring” later in this discussion.

Below is a summary of our SG&A by business segment:

	Year Ended June 30,
($ in thousands)	2010	Percentage of Net Sales	2009	Percentage of Net Sales	2008	Percentage of Net Sales
Automotive	$473,721	19.2%	$530,283	26.5%	$599,131	20.5%
Consumer	104,088	27.9%	110,348	31.0%	127,895	24.8%
Professional	127,379	24.4%	138,848	28.2%	155,981	24.9%
Other	69,001	*	51,940	*	62,439	*

Total	$774,189	23.0%	$831,419	29.1%	$945,446	23.2%

*	Percent not meaningful.

Automotive—Automotive SG&A decreased $56.6 million to $473.7 million in fiscal year 2010 compared to the prior fiscal year. As a percentage of net sales, SG&A decreased 7.3 percentage points to 19.2 percent in fiscal year 2010 compared to the prior fiscal year, primarily due to savings from STEP Change initiatives, lower restructuring expenses and R&D, partially offset by the impact of a settlement of a claim associated with an automotive supply arrangement and unfavorable foreign currency translation of $19.0 million. R&D decreased $3.2 million to $265.9 million, or 10.8 percent of net sales, in fiscal year 2010 compared to $269.1 million, or 13.4 percent of net sales, in the prior fiscal year, primarily due to lower gross spending as a result of STEP Change initiatives, partially offset by higher amortization expense and unfavorable foreign currency translation of $3.2 million.

Automotive SG&A decreased $68.8 million to $530.3 million in fiscal year 2009 compared to the prior fiscal year. As a percentage of net sales, SG&A increased 6.0 percentage points to 26.5 percent in fiscal year 2009 compared to the prior fiscal year, primarily due to the decline in sales. Foreign currency translation favorably impacted SG&A by $34.5 million. R&D decreased $50.8 million to $269.1 million or 13.4 percent of net sales, compared to $319.9 million or 10.9 percent of net sales in the prior fiscal year. Approximately $20.8 million of the decrease in R&D was due to foreign currency translation. Other factors contributing to the decrease in SG&A included $15.4 million of a net gain from the sale of certain of our speech recognition assets and lower advertising and promotion expenses, partially offset by an increase of $30.0 million in restructuring expenses. The $15.4 million gain was comprised of $20.2 million of gross proceeds, partially offset by a write-off of a related intangible asset of $4.8 million.

Consumer—Consumer SG&A decreased $6.3 million to $104.1 million in fiscal year 2010 compared to the prior fiscal year. As a percentage of net sales, SG&A decreased 3.1 percentage points to 27.9 percent in fiscal year 2010 compared to the prior fiscal year, primarily due to lower compensation and benefit expenses resulting from STEP Change initiatives. R&D decreased $1.9 million to $16.8 million or 4.5 percent of net sales, compared to $18.7 million or 5.2 percent of net sales in the prior fiscal year and unfavorable currency translation of $1.7 million.

Consumer SG&A decreased $17.5 million to $110.3 million in fiscal year 2009 compared to the prior fiscal year. As a percentage of net sales, SG&A increased 6.2 percentage points to 31.0 percent in fiscal year 2009 compared to the prior fiscal year, primarily due to the decrease in sales. R&D decreased $10.4 million to $18.7 million or 5.2 percent of net sales, compared to $29.1 million or 5.6 percent of net sales in the prior fiscal year. Other factors contributing to the decrease in SG&A were lower compensation and benefit expenses from restructuring actions. These decreases were partially offset by an increase in restructuring expenses of $7.4 million and unfavorable currency translation of $4.1 million.

Professional—Professional SG&A decreased $11.5 million to $127.4 million in fiscal year 2010 compared to the prior fiscal year. As a percentage of net sales, SG&A decreased 3.8 percentage points to 24.4 percent in fiscal year 2010 compared to the prior fiscal year, primarily due to lower restructuring expenses and R&D, partially offset by higher variable compensation expenses associated with improved performance. Foreign currency translation unfavorably impacted SG&A by $0.1 million.

Professional SG&A decreased $17.1 million to $138.8 million in fiscal year 2009 compared to the prior fiscal year. As a percentage of net sales, SG&A increased 3.3 percentage points to 28.2 percent in fiscal year 2009 compared to the prior fiscal year, primarily due to a decrease in net sales. Foreign currency favorably impacted SG&A by $4.8 million. R&D decreased $7.1 million to $36.8 million or 7.5 percent of net sales, compared to $43.9 million or 7.0 percent of net sales in the prior fiscal year. Other factors contributing to the decrease in SG&A were lower selling expenses due to tighter cost controls. These decreases were partially offset by an increase in restructuring expenses of $8.0 million.

Other—Other SG&A includes compensation, benefit and occupancy costs for our corporate employees. Other SG&A increased $17.1 million to $69.0 million in fiscal year 2010 primarily due to higher compensation and benefit expenses due to improved performance, higher R&D and transaction costs related to the acquisition of Selenium. In the prior year compensation expense was lower due to a benefit from stock option forfeitures due to executive retirements and lower benefit expenses due to the suspension of 401(k) match and profit sharing contributions.

Other SG&A decreased $10.4 million to $52.0 million in fiscal year 2009 primarily due to lower share-based compensation and benefit expenses, primarily reflecting a benefit from stock option forfeitures due to executive retirements and lower benefit expenses due to the suspension of 401(k) match and profit sharing contributions and $13.8 million of merger costs incurred in fiscal year 2008.

Restructuring

We announced a restructuring program in June 2006 designed to increase efficiency in our manufacturing, engineering and administrative organizations. The implementation of this program has continued through fiscal year 2010, as we expanded our restructuring actions to improve global footprint, cost structure, technology portfolio, human resources and internal processes.

In fiscal year 2010, we announced the relocation of certain manufacturing activities from the United Kingdom to Hungary, a consolidation and optimization of our manufacturing capabilities in China and a reorganization of our PND business in Germany, which resulted in our exit of the PND distribution channel. In fiscal year 2009, programs initiated included the closure of the Woodbury, New York facility and numerous headcount reductions across our business units to reduce excess capacity due to decreased sales. The most significant of these programs were in Germany, Austria, the United Kingdom, Sweden and various locations in the United States. We additionally completed the transition of our corporate headquarters from Washington, D.C. to Stamford, CT. In fiscal year 2008, we announced plant closings in Northridge, California and Martinsville, Indiana and closed a plant in South Africa and a small facility in Massachusetts.

In the fiscal year ended June 30, 2010, we recognized $13.0 million for our restructuring program, primarily within SG&A in our Consolidated Statement of Operations, of which $10.3 million related to employee termination benefits. Cash paid for these initiatives was $45.5 million. In addition, we recognized $4.9 million of accelerated depreciation and inventory provisions in our Consolidated Statement of Operations, primarily within cost of sales.

In the fiscal year ended June 30, 2009, we recognized $89.4 million for our restructuring program, primarily within SG&A in our Consolidated Statement of Operations, of which $74.5 million related to employee termination benefits. Cash paid for these initiatives was $46.2 million. In addition, we recognized $10.3 million of accelerated depreciation primarily within cost of sales in our Consolidated Statement of Operations.

Below is a rollforward of our restructuring accrual for the three years ended June 30, 2010, 2009 and 2008:

	Year Ended June 30,
($ in thousands)	2010	2009	2008
Beginning liability, July 1	$76,871	$35,331	$7,527
Expense	12,994	89,370	41,026
Utilization(1)	(49,267)	(47,830)	(13,222)

Ending liability, June 30	$40,598	$76,871	$35,331

(1)	Includes cash payments and the effects of foreign currency translation.

Restructuring expenses by reporting segment are as follows and include accruals for new programs as noted above plus revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Year Ended June 30,
($ in thousands)	2010	2009	2008
Automotive	$2,785	$51,488	$22,214
Consumer	7,574	13,250	5,807
Professional	2,191	16,369	8,884
Other	444	8,263	4,121

Total expense	12,994	89,370	41,026
Accelerated depreciation and inventory provisions	4,880	10,305	4,033

Total	$17,874	$99,675	$45,059

Goodwill

Beginning in fiscal year 2009, investor and consumer confidence was negatively affected due to the turmoil in the global credit and financial markets. We continued to experience these effects on our results of operations through most of fiscal year 2009 and in the beginning of fiscal year 2010. Our results of operations depend on our sales of audio products and electronic systems in the automotive, consumer and professional markets. Our products are sold worldwide, with the largest markets being the United States and Germany. Significant portions of our net sales are denominated in Euros. We have been and may continue to be negatively impacted by the contraction in consumer discretionary spending and also by adverse changes in foreign currency exchange rates (primarily the Euro compared to the U.S. dollar), resulting in reduced sales.

Approximately 73 percent of our sales are to automobile manufacturers. As a result, our financial performance largely depends on conditions in the automotive industry, which is highly dependent on general economic conditions which have recently experienced significant difficulty. Consequently, we have and may continue to experience reductions in orders from certain of our key customers that are experiencing financial difficulties. In addition, our customer supply agreements generally provide for reductions in pricing of our products over the period of production. Pricing pressures have and may continue to intensify as a result of cost cutting initiatives of our customers in the current economic environment.

As a result of the deteriorating economic conditions and negative industry trends, in fiscal year 2009 we experienced significant declines in our market capitalization, and as a result, we concluded during both the second and third quarters of fiscal year 2009, that a triggering event relating to goodwill impairment had occurred, as defined in guidance issued by the Financial Accounting Standards Board (“FASB”), thereby necessitating the performance of interim period goodwill impairment tests as of November 30, 2008 and February 28, 2009. In connection with performing these tests, we revised our estimated cash flow projections to reflect the impact of the rapid changes in our business and the downturn in the economy and, as a result, we lowered our assumptions relating to net sales, operating cash flow margins and net cash flows by reporting unit over the five year projection period. The weak economic climate caused us to assume that the general economic conditions would begin a gradual recovery in fiscal year 2010 but that future growth rates would be lower than had been assumed in previous years. In addition, the instability of the credit markets caused us to increase our assumed discount rates used in calculating the fair value of our reporting units in fiscal year 2009 compared with the rates, which had been assumed in previous years. These estimates require significant management judgment. As a result, we recorded a $317.7 million goodwill impairment charge in fiscal year 2009, of which $295.1 million was in our Automotive segment and $22.6 million was in our Consumer segment.

During the first half of fiscal year 2010, we determined that goodwill related to our Automotive segment was impaired and we recognized an impairment charge of $12.3 million in our Consolidated Statement of Operations for the fiscal year ended June 30, 2010. During the second half of fiscal 2010, as a result of the sustained improvements in the operating results of our Automotive reporting unit due to improvements in economic conditions and realized savings resulting from our cost cutting initiatives, we performed a preliminary goodwill impairment test which demonstrated that the calculated fair value of our reporting units exceeded the respective carrying values and therefore no impairment existed in our Automotive reporting unit and our other reporting units. As a result, we ceased recognizing goodwill impairment charges associated with incremental goodwill that is recognized related to contingent purchase price arrangements. During the year ended June 30, 2010, we recorded $6.1 million of goodwill associated with a contingent purchase price arrangement in our Automotive segment in our Consolidated Balance Sheet. These impairment charges do not have any direct impact on our liquidity, compliance with any covenants under our debt agreements or potential future results of operations. Our historical operating results may not be indicative of our future operating results. We will revise our estimates used in calculating the fair value of our reporting units as needed.

Goodwill from continuing operations was $105.9 million at June 30, 2010 compared with $42.2 million at June 30, 2009. The increase in goodwill in the fiscal year ended June 30, 2010 versus the prior fiscal year is primarily related to the acquisition of Selenium in June 2010, which resulted in an increase in goodwill of $59.1 million, and contingent purchase price consideration associated with the acquisition of Innovative Systems GmbH (“Innovative”) of $6.1 million. Refer to Note 2 – Acquisition in the Notes to the Consolidated Financial Statements for more information relating to the acquisition of Selenium.

Goodwill was $42.2 million at June 30, 2009 compared with $383.9 million at June 30, 2008. The decrease is primarily related to non-cash goodwill impairment charges of $317.7 million, unfavorable foreign currency translation of $35.3 million and contingent purchase price consideration associated with the acquisition of Innovative Systems GmbH of $11.3 million. Refer to Note 8 – Goodwill in the Notes to the Consolidated Financial Statements for more information.

The changes in the carrying amount of goodwill for the year ended June 30, 2010 were as follows:

($ in thousands)	Automotive	Consumer	Professional	Other	Total
Balance at June 30, 2009	$—	$—	$42,200	$—	$42,200
Acquisition of Selenium (Note 2)	—	30,686	28,389	—	59,075
Contingent purchase price consideration associated with the acquisition of Innovative Systems GmbH	18,419	—	—	—	18,419
Impairment charge	(12,292)	—	—	—	(12,292)
Other adjustments(1)	—	—	(1,480)	—	(1,480)

Balance at June 30, 2010	$6,127	$30,686	$69,109	$—	$105,922

(1)	The other adjustments to goodwill primarily consist of foreign currency translation adjustments.

The contingent purchase price consideration associated with the acquisition of Innovative continues indefinitely unless we or the sellers exercise a buyout option within six months from September 2010.

Operating Income (Loss)

Fiscal year 2010 operating income was $85.6 million or 2.5 percent of net sales. This represents an increase of 20.1 percentage points compared to the prior fiscal year. The increase in operating income was primarily due to the lower goodwill impairment charges and higher net sales.

Fiscal year 2009 operating loss was $(503.8) million or (17.6) percent of net sales. This represents a decrease of 20.8 percentage points compared to the prior fiscal year. The decrease in operating income was primarily due to a goodwill impairment charge, restructuring costs and a lower gross profit margin.

Presented below is a summary of our operating income (loss) by business segment:

	Year Ended June 30,
($ in thousands)	2010	Percentage of Net Sales	2009	Percentage of Net Sales	2008	Percentage of Net Sales
Automotive	$88,113	3.6%	$(439,957)	(21.9)%	$114,786	3.9%
Consumer	(5,026)	(1.3)%	(49,939)	(14.0)%	(3,811)	(0.7)%
Professional	75,179	14.4%	44,363	9.0%	87,912	14.0%
Other	(72,711)	*	(58,279)	*	(66,720)	*

Total	$85,555	2.5%	$(503,812)	(17.6)%	132,167	3.2%

*	Percent not meaningful.

Interest Expense, net

Interest expense, net, was $30.2 million, $20.6 million and $17.7 million in fiscal years 2010, 2009 and 2008, respectively. Interest income included within interest expense, net was $3.6 million, $8.1 million and $8.6 million and gross interest expense included within interest expense, net was $33.8 million, $28.7 million and $26.3 million in fiscal years 2010, 2009 and 2008, respectively. Gross interest expense consisted of $17.4 million, $14.8 million and $9.4 million of non-cash interest expense and $16.4 million, $13.9 million and $16.9 million of cash interest expense, in fiscal years 2010, 2009 and 2008, respectively. Cash interest expense primarily relates to interest for the 1.25 percent Convertible Senior Notes (the “Convertible Senior Notes”) and our second amended and restated multi-currency, multi-option credit agreement dated March 31, 2009, as amended (the “Amended Credit Agreement”). Interest income primarily relates to interest earned on our cash and cash equivalents and short-term investment balances and the variances from year to year are due to fluctuations in those balances and changes in interest rates. Non-cash interest expense is associated with the amortization of the debt discount on the Convertible Senior Notes and amortization of debt issuance costs on the Convertible Senior Notes and the Amended Credit Agreement. The increase in interest expense in fiscal year 2010 compared with the prior fiscal year is due to higher borrowings under the Amended Credit Agreement. The decrease in interest expense from fiscal year 2009 compared to the prior fiscal year is due to a decrease in short-term LIBOR rates coupled with the fact that fiscal year 2008 includes only a partial year of interest expense for the Convertible Senior Notes, partially offset by fiscal year 2009 including higher interest expense on the revolving credit facility beginning in the fourth quarter of fiscal year 2009. The increase in interest expense in fiscal year 2008 compared to the prior fiscal year was due to the issuance of the Convertible Senior Notes in October 2007.

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

Miscellaneous Expenses, net

We recorded miscellaneous expenses, net, of $6.3 million, $4.2 million and $5.2 million, in fiscal year 2010, 2009 and 2008, respectively, primarily consisting of bank charges. Bank charges were $5.3 million, $3.6 million and $3.3 million in fiscal years 2010, 2009 and 2008, respectively.

Income Taxes

Our fiscal year 2010 effective tax rate was an expense of 17.5 percent. The effective tax rate was lower than the U.S. Federal statutory rate of 35 percent due to the generation of U.S. federal income tax credits and the income mix and rate differential between the U.S. and foreign jurisdictions. The effective tax rates in fiscal years 2009 and 2008 were 20.2 percent and 12.5 percent, respectively.

Financial Condition

Liquidity and Capital Resources

We primarily finance our working capital requirements through cash generated by operations, borrowings under the Amended Credit Agreement and trade credit. Cash and cash equivalents increased $59.2 million during fiscal year 2010. The increase in cash was primarily due to the net proceeds received in connection with the sale of the QNX Entities and cash generated through our operations, partially offset by a repayment of $228.9 million of borrowings under the Amended Credit Agreement, the Selenium acquisition for $63.8 million and a decrease of $11.3 million relating to the deconsolidation of the Harman Navis joint venture. Refer to Note 20 – Investment in Joint Venture in the Notes to the Consolidated Financial Statements for more information. Cash and cash equivalents were $645.6 million and $586.4 million at June 30, 2010 and 2009, respectively.

We will continue to have cash requirements to support seasonal working capital needs, investments in our manufacturing facilities, interest and principal payments and restructuring payments. We intend to use cash on hand and cash generated by operations to meet these requirements. The credit markets have recently experienced adverse conditions. Our existing cash and cash equivalents may decline and our financial condition may be adversely affected in the event of continued volatility in the credit markets or further economic deterioration. We expect that credit market and industry conditions will continue to be weak in the near future. However, we believe that in this difficult environment our cash on hand of $645.6 million as of June 30, 2010 and our operating cash flows will be adequate to meet our cash requirements for operations, restructuring and necessary capital expenditures over the next 12 months. Below is a more detailed discussion of our cash flow activities during the year ended June 30, 2010.

Operating Activities

Net cash provided by operating activities in fiscal year 2010 was $240.4 million compared to $74.5 million in fiscal year 2009. Operating cash flows increased primarily due to higher operating income, higher accounts payable, resulting from better management of our vendor payment terms, partially offset by higher accounts receivable and inventory balances reflecting higher revenue. At June 30, 2010, working capital, excluding cash, and short-term debt was $178.9 million compared with $177.0 million at June 30, 2009. The decrease was primarily due to higher accounts payable, partially offset by higher accounts receivables and inventory.

Investing Activities

Net cash provided by investing activities was $66.7 million in fiscal year 2010 compared to $67.0 million used in investing activities in fiscal year 2009. Net cash provided by investing activities includes $200 million of proceeds received from the sale of the QNX Entities. Net cash provided by investing activities includes a $11.3 million decrease in cash related to the deconsolidation of the Harman Navis joint venture and capital expenditures of $60.0 million compared to $79.1 million in fiscal year 2009. Capital spending was lower because the prior year included more significant expenditures relating to the launch of new automotive platforms and a new manufacturing facility in China. We expect that our run rate for capital expenditures will increase in fiscal year 2011.

Financing Activities

Net cash flows used in financing activities were $222.3 million in fiscal year 2010 compared to $376.0 million provided by financing activities in fiscal year 2009. The decrease was primarily due to a repayment of $228.9 million under our Amended Credit Agreement in fiscal year 2010 compared to $235.0 million of borrowings under our Amended Credit Agreement in fiscal year 2009 and $189.7 million of proceeds received from an equity offering in fiscal year 2009.

Our total debt at June 30, 2010 was $364.4 million, primarily comprised of $400.0 million of the Convertible Senior Notes, which are shown net of a discount of $37.3 million in our Consolidated Balance Sheet at June 30, 2010 due to the adoption of new accounting guidance, which is more fully described in Note 1 – Summary of Significant Accounting Polices in the Notes to the Consolidated Financial Statements. Also included in total debt at June 30, 2010 is short-term debt of $13.5 million and capital leases and other borrowings of $1.7 million.

Our total debt at June 30, 2009 was $577.3 million primarily comprised of $400 million of the Convertible Senior Notes due in 2012, which is shown net of a discount of $52.2 million due to the adoption of new accounting guidance and $227.3 million of borrowings under the Amended Credit Agreement. Also included in total debt are capital leases and other borrowings of $2.1 million.

Amended Credit Agreement

We are party to the Amended Credit Agreement. We repaid $228.9 million of outstanding borrowings under the Amended Credit Agreement during the fiscal year ended June 30, 2010 (refer to the heading “Convertible Senior Notes” below). At June 30, 2010, we had a total borrowing capacity of $231.6 million under the Amended Credit Agreement, with $6.6 million of outstanding borrowings consisting of outstanding letters of credit and $225.0 million of available borrowing capacity.

On March 31, 2009, we and one of our wholly-owned subsidiaries, Harman Holding GmbH & Co. KG (collectively the “Borrowers”) entered into the Amended Credit Agreement, amending and restating the Amended and Restated Multi-Currency, Multi-Option Credit Agreement dated June 22, 2006. The Amended Credit Agreement, among other things, extended the maturity date from June 28, 2010 to December 31, 2011 and reduced the maximum amount of available credit under the revolving credit facility from $300 million to $270 million. Interest rates for borrowings under the Amended Credit Agreement were increased to three percent above the applicable base rate for base rate loans and four percent over LIBOR for Eurocurrency loans. In addition, the annual facility fee rate payable under the Amended Credit Agreement increased to one percent. The interest rate on our old revolving credit facility was based on LIBOR plus 37 to 90 basis points, plus a commitment fee of 8 to 22.5 basis points. The interest rate spread and commitment fee were determined based upon our interest coverage ratio and senior unsecured debt rating. In connection with the Amended Credit Agreement, we incurred $9.7 million in fees and other expenses which have been capitalized within other current assets and other assets in our Consolidated Balance Sheets and which are amortized over the term of the Amended Credit Agreement as interest expense, net in our Consolidated Statements of Operations.

In connection with our public offering of common stock, described in Note 14 – Shareholder’s Equity and Share-Based Compensation, on June 15, 2009, the Borrowers entered into the First Amendment to the Amended Credit Agreement (the “First Amendment”). The purpose of the First Amendment was to reduce the Equity

Prepayment Percentage, as defined in the Amended Credit Agreement, from 50 percent to 20 percent for a limited period of time ending on June 30, 2009. The Equity Prepayment Percentage is the amount, expressed as a percentage, of net cash proceeds received from the public offering of our common stock that we had to repay under the revolving credit facility. As a result, we repaid $38 million of borrowings under the Amended Credit Agreement. In addition, our borrowing capacity under the Amended Credit Agreement was reduced by $38 million to a net borrowing capacity of $231.6 million at June 30, 2009. In connection with the reduction in our borrowing capacity, we wrote off $1.2 million of debt issuance costs to interest expense in our Consolidated Statements of Operations for the fiscal year ended June 30, 2009, representing our net reduction in borrowing capacity. At June 30, 2010 and 2009, the unamortized balance of debt issuance costs was $6.0 million and $7.5 million, respectively.

On May 5, 2010 (the “Effective Date”), the Borrowers entered into a Second Amendment to the Amended Credit Agreement (the “Second Amendment”). Among other changes to the Amended Credit Agreement, the Second Amendment waives the requirement to use the net cash proceeds that we received from the sale of the QNX Entities to prepay any amounts outstanding under the Amended Credit Agreement or to permanently reduce the commitments under the Amended Credit Agreement. The Second Amendment also permits us to use the net cash proceeds from the sale of the QNX Entities for acquisitions of companies in our industry, provided that we are in compliance with the financial covenants set forth in the Amended Credit Agreement following the acquisition, and provided further that any acquisitions are completed on or after the Effective Date and prior to 180 days after receipt of the net cash proceeds from the sale of the QNX Entities. On June 1, 2010, we used a portion of the proceeds from the sale of the QNX Entities, to finance the acquisition of Selenium.

The Amended Credit Agreement, as amended, contains financial and other covenants that, among other things:

•	Requires us to maintain the following levels and ratios:

•

Consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) must be above specified amounts based on a schedule starting at $100 million for the four-quarter period ending June 30, 2010, and increasing on a quarterly basis until reaching $250 million for the four-quarter period ending December 31, 2011;

•

Our minimum liquidity amount (“Liquidity Amount”) may not be less than: $100 million each fiscal quarter, subject to certain exceptions. Liquidity Amount is defined as cash, subject to certain exceptions, plus availability of credit under the Amended Credit Agreement; and

•

The ratio of Consolidated Current Assets to Secured Funded Debt must be equal to or less than 1:00 to 1:00. Consolidated Current Assets is defined as 70 percent of net book value of accounts receivable, plus 35 percent of net book value of inventory, plus up to $25 million of cash, subject to certain exceptions. Secured Funded Debt is defined as the aggregate exposure under the Amended Credit Agreement plus the amount outstanding under certain other secured facilities;

•	Limits our ability to pay dividends and make capital expenditures;

•	Requires net proceeds from the sale of certain assets and issuances of debt and equity to be applied to prepayment of the revolving credit facility; and

•

Imposes limitations on our ability to incur debt, place liens on our assets, make fundamental changes, sell assets, make investments, undertake transactions with affiliates, undertake sale and leaseback transactions, incur guarantee obligations, modify or prepay certain material debt (including the Convertible Senior Notes), enter into hedging agreements and acquire certain types of collateral.

If we do not meet the forecast in our budgets, we could violate our debt covenants and, absent a waiver from our lenders or an amendment to our Amended Credit Agreement, we could be in default under the Amended Credit Agreement and, as a result, our debt under the Amended Credit Agreement could become due, which would have a material adverse effect on our financial condition and results of operations and could also lead to an event of default under the Indenture, as amended, and the acceleration of the Convertible Senior Notes. As of June 30, 2010, we were in compliance with all the financial covenants of the Amended Credit Agreement. We believe we will be in compliance with these covenants for at least the next 12 months.

Guarantee and Collateral Agreement

In connection with the Amended Credit Agreement, we and certain of our subsidiaries have entered into a guarantee and collateral agreement (the “Guarantee and Collateral Agreement”),which provides, among other things, that the obligations under the Amended Credit Agreement are guaranteed by us and each of the subsidiary guarantors party thereto, and that the obligations generally are secured by liens on substantially all of our assets and certain of our subsidiary guarantors’ assets.

The term of the Guarantee and Collateral Agreement corresponds with the term of the Amended Credit Agreement, which matures on December 31, 2011. Under the terms of this Guarantee and Collateral Agreement, we have effectively guaranteed the payment of the full amount of borrowings under the Amended Credit Agreement, including outstanding letters of credit, upon maturity. The potential amount of future payments that we would be required to pay under the Guarantee and Collateral Agreement is the amount that we have borrowed under the Amended Credit Agreement, including outstanding letters of credit. At June 30, 2010, we had no borrowings under the Amended Credit Agreement and had outstanding letters of credit of $6.6 million.

Convertible Senior Notes

On July 1, 2009, we adopted new accounting guidance relating to the Convertible Senior Notes which is more fully described in Note 1 – Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements.

On October 22, 2007, we announced the termination of our merger agreement with KKR and GSCP and companies formed by investment funds affiliated with KKR and GSCP. In connection with the termination agreement, we entered into a note purchase agreement on October 23, 2007, and we issued $400 million aggregate principal amount of the Convertible Senior Notes. The initial conversion rate is 9.6154 shares of our common stock per $1,000 principal amount of the Convertible Senior Notes (which is equal to an initial conversion price of approximately $104 per share). The conversion rate is subject to adjustment in specified circumstances described in the Indenture.

The Convertible Senior Notes are convertible at the option of the holders:

•

during any calendar quarter commencing after December 31, 2007, if the closing price of our common stock exceeds 130 percent of the conversion price for at least 20 trading days during any period of 30 consecutive trading days, ending on the last trading day of the preceding calendar quarter;

•

during the five business day period immediately after any five-day trading period in which the trading price per $1,000 principal amount of the Convertible Senior Notes for each day of the trading period was less than 98 percent of the product of (1) the closing price of our common stock on such date and (2) the conversion rate on such date;

•	upon the occurrence of specified corporate transactions that are described in the Indenture; or

•	at any time after June 30, 2012 until the close of business on the business day immediately prior to October 15, 2012.

Upon conversion, a holder will receive in respect of each $1,000 of principal amount of Convertible Senior Notes to be converted an amount in cash equal to the lesser of (a) $1,000 or (b) the conversion value, determined in the manner set forth in the Indenture. If the conversion value per Convertible Senior Note exceeds $1,000, we will also deliver, at our election, cash or common stock or a combination of cash and common stock for the conversion value in excess of $1,000. If not converted, the Convertible Senior Notes are due October 15, 2012.

Debt issuance costs of $4.8 million associated with this transaction were capitalized and are being amortized to interest expense in our Consolidated Statements of Operations over the term of the Convertible Senior Notes. The unamortized balance of debt issuance costs at June 30, 2010 and June 30, 2009 was $1.8 million and $3.2 million, respectively.

Covenants

The Indenture contains covenants, one of which requires us to calculate the ratio of Consolidated Total Debt to Consolidated EBITDA, as defined in the Indenture, each time we incur additional indebtedness, for the most recently ended four quarter period. On January 12, 2010, we entered into a supplemental indenture to the Indenture (the “Supplemental Indenture”) which amended this covenant. Under the Supplemental Indenture, we are now permitted to, without complying with the ratio of Consolidated Total Debt to Consolidated EBITDA of 3.25 to 1.00: (a) incur revolving extensions of credit under the Amended Credit Agreement, up to a maximum amount of $231.6 million, and (b) incur additional indebtedness, subject to a requirement to make a pro rata offer to purchase a principal face amount of the Convertible Senior Notes equal to 50 percent of the aggregate amount of such indebtedness so incurred, plus accrued and unpaid interest thereon. This prepayment obligation survives until the earlier to occur of (i) October 23, 2010 or (ii) the date on which less than $200 million in principal amount of Convertible Senior Notes are outstanding, subject in all instances to the satisfaction of certain conditions. In January 2010, prior to entering into the Supplemental Indenture, we paid down $222.5 million of outstanding debt under the Amended Credit Agreement, which amount represented the total outstanding borrowings at that time. At June 30, 2010, we were in compliance with all covenants under the Indenture, as amended, and we believe that we will be in compliance with these covenants for at least the next 12 months.

Off-Balance Sheet Arrangements

Although we rarely utilize off-balance sheet arrangements in our operations, we enter into operating leases for land, buildings and equipment in the normal course of business which are not included in our Consolidated Balance Sheets. In addition, we had outstanding letters of credit of $6.6 million and $7.4 million at June 30, 2010 and 2009, respectively, that were not included in our Consolidated Balance Sheets.

Contractual Obligations

We have obligations and commitments to make future payments under debt agreements and operating leases. The following table details our financing obligations by due date:

	Year Ending June 30,
($ in thousands)	2011	2012	2013	2014	2015	Thereafter	Total
Short-term debt(a)	$13,472	$—	$—	$—	$—	$—	$13,472
Convertible senior notes(a)	—	—	400,000	—	—	—	400,000
Capital leases(a)	368	373	—	—	—	—	741
Other long-term obligations(a)	350	105	110	115	120	131	931
Firm commitments for capital expenditures	7,693	—	—	—	—	—	7,693
Purchase obligations(b)	217,885	—	—	—	—	—	217,885
Non-cancelable operating leases(c)	32,646	30,835	29,360	25,104	21,496	57,127	196,568
Uncertain tax positions(d)	20,560	—	—	—	—	—	20,560

Total contractual cash obligations	$292,974	$31,313	$429,470	$25,219	$21,616	$57,258	$857,850

(a)	Refer to Note 9 – Debt in the Notes to the Consolidated Financial Statements for more information and for interest payments associated with our long-term debt.

(b)	Includes amounts committed under enforceable agreements for purchase of goods and services with defined terms as to quantity, price and timing of delivery.
(c)	Refer to Note 12 – Leases in the Notes to the Consolidated Financial Statements.
(d)	Refer to Note 13 – Income Taxes in the Notes to the Consolidated Financial Statements.

Equity

Total equity at June 30, 2010 was $1,134.9 million compared with $1,007.9 million at June 30, 2009. The increase is primarily due to earnings from operations. We did not repurchase any shares of our common stock during the fiscal year ended June 30, 2010.

Business Outlook

We continued to experience the effects of the worldwide economic crisis in our results through fiscal year 2010. However, we do believe that the markets could be recovering. Our future outlook may continue to be impacted by the contraction in consumer discretionary spending. Our outlook could also be affected by changes in foreign currency exchange rates potentially resulting in reduced sales and increased costs.

To mitigate the potential impacts of the weak economic markets, we continued to accelerate many of our strategic initiatives and restructuring actions, and hence we continue to incur costs relating to STEP Change, our current restructuring program. We are also continuing to focus our efforts on improving our global footprint, technology portfolio, human resources and internal processes to help us improve our cost structure, which we believe will enable us to remain competitive and mitigate the negative effects of this challenging environment. We are continuing to proceed with our 24-month cost improvement and productivity program called STEP Change. This program is designed to yield $400 million in sustainable savings by fiscal year 2011.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are required to include information about potential effects of changes in interest rates and currency exchange rates in our periodic reports filed with the SEC.

Interest Rate Sensitivity/Risk

At June 30, 2010, interest on approximately 96 percent of our borrowings was determined on a fixed rate basis. The interest rates on the balance of our debt are subject to changes in U.S. and European short-term interest rates. To assess exposure to interest rate changes, we have performed a sensitivity analysis assuming a hypothetical 100 basis point increase or decrease in interest rates across all outstanding debt and investments. Our analysis indicates that the effect on fiscal year 2010 net income of such an increase and decrease in interest rates would be approximately $5.0 million. Based on June 30, 2009 positions, the impact of such changes in interest rates were approximately $2.4 million to fiscal year 2009 net income.

The following table provides information as of June 30, 2010 about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related average interest rates by contractual maturity dates. Weighted average variable rates are generally based on LIBOR as of the reset dates. The information is presented in U.S. dollar equivalents as of June 30, 2010.

Principal Payments and Interest Rates by Contractual Maturity Dates

($ in millions)	Year Ended June 30,				Thereafter	Total	Fair Value Liabilities
	2011	2012	2013	2014
Debt obligation	$0.4	$0.1	$0.1	$0.1	$0.1	$0.9	$0.9
Average interest rate	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%

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

We presently estimate the effect on projected 2011 income before income taxes, based upon a recent estimate of foreign exchange transactional exposure, of a uniform strengthening or uniform weakening of the transaction currency rates of 10 percent, would be to increase or decrease income before income taxes by approximately $60.0 million. As of June 30, 2010, we had hedged a portion of our estimated foreign currency transactions using forward exchange contracts.

We presently estimate the effect on projected 2011 income before income taxes, based upon a recent estimate of foreign exchange translation exposure (translating the operating performance of our foreign subsidiaries into U.S. Dollars), of a uniform strengthening or weakening of the U.S. Dollar by 10 percent, would be to increase or decrease income before income taxes by approximately $1.8 million.

Changes in currency exchange rates, principally the change in the value of the Euro compared to the U.S. Dollar, have an impact on our reported results when the financial statements of foreign subsidiaries are translated into U.S. Dollars. Over half our sales are denominated in Euros. The average exchange rate for the Euro versus the U.S. Dollar for the year ended June 30, 2010 increased 1.4 percent from the same period in the prior fiscal year.

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

We assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, we used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control—Integrated Framework.” Our assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, overall control environment and information systems control environment. Based on our assessment, we have concluded that, as of June 30, 2010, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting, as of June 30, 2010, has been audited by KPMG LLP (“KPMG”), an independent registered public accounting firm. KPMG’s report on our internal controls over financial reporting is included herein.

/s/ HERBERT K. PARKER
Herbert K. Parker Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Harman International Industries, Incorporated:

We have audited Harman International Industries, Incorporated and subsidiaries’ (“the Company”) internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Harman International Industries, Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Harman International Industries, Incorporated maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harman International Industries, Incorporated and subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2010, and our report dated August 5, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Stamford, Connecticut

August 5, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Harman International Industries, Incorporated:

We have audited the accompanying consolidated balance sheets of Harman International Industries, Incorporated and subsidiaries (“the Company”) as of June 30, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2010. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule for each of the years in the three-year period ended June 30, 2010. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harman International Industries, Incorporated and subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for its convertible debt instruments in 2010 due to the adoption of guidance issued by the Financial Accounting Standards Board within the Accounting Standards Codification 470-20, Debt with Conversion and Other Options.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Harman International Industries, Incorporated’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 5, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Stamford, Connecticut

August 5, 2010

CONSOLIDATED BALANCE SHEETS

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

	June 30,
(in thousands)	2010	2009
Assets
Current assets
Cash and cash equivalents	$645,570	$586,359
Receivables, net	517,092	410,703
Inventories, net	353,123	333,595
Other current assets	158,194	149,412
Current assets of discontinued operations	—	26,253

Total current assets	1,673,979	1,506,322
Property, plant and equipment, net	421,949	513,826
Goodwill	105,922	42,199
Deferred tax assets, long-term	247,602	274,312
Other assets	106,763	91,115
Non-current assets of discontinued operations	—	45,723

Total assets	$2,556,215	$2,473,497

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$463	$605
Short-term debt	13,472	—
Accounts payable	382,985	240,984
Accrued liabilities	363,261	344,302
Accrued warranties	99,329	116,673
Income taxes payable	3,941	16,973
Current liabilities of discontinued operations	—	23,993

Total current liabilities	863,451	743,530
Borrowings under revolving credit facility	—	227,319
Convertible senior notes	362,693	347,837
Other senior debt	1,209	1,535
Other non-current liabilities	193,970	144,202
Non-current liabilities of discontinued operations	—	1,156

Total liabilities	1,421,323	1,465,579

Preferred stock	—	—
Common stock	952	949
Additional paid-in capital	892,129	869,609
Accumulated other comprehensive income	3,666	57,198
Retained earnings	1,285,715	1,126,946
Less: Common stock held in treasury	(1,047,570)	(1,047,570)

Total Harman International Industries, Incorporated shareholders’ equity	1,134,892	1,007,132
Noncontrolling interest	—	786

Total equity	1,134,892	1,007,918

Total liabilities and equity	$2,556,215	$2,473,497

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

	Year Ended June 30,
(in thousands, except per share data)	2010	2009	2008
Net sales	$3,364,428	$2,854,895	$4,072,359
Cost of sales	2,479,270	2,209,545	2,994,709

Gross profit	885,158	645,350	1,077,650
Selling, general and administrative expenses	774,189	831,419	945,483
Loss on deconsolidation of variable interest entity	13,122	—	—
Goodwill impairment	12,292	317,743	—

Operating income (loss)	85,555	(503,812)	132,167
Other expenses:
Interest expense, net	30,215	20,574	17,725
Miscellaneous, net	6,263	4,224	5,233

Income (loss) from continuing operations before income taxes	49,077	(528,610)	109,209
Income tax expense (benefit), net	8,610	(107,017)	13,664

Income (loss) from continuing operations, net of income taxes	40,467	(421,593)	95,545

Gain on sale of discontinued operations, net of income taxes	114,197	—	—
Income (loss) from discontinued operations, net of income taxes	9,394	(9,159)	5,757

Net income (loss) from discontinued operations	123,591	(9,159)	5,757

Net income (loss)	164,058	(430,752)	101,302
Less: Net income (loss) attributable to noncontrolling interest	5,289	752	(421)

Net income (loss) attributable to Harman International Industries, Incorporated	$158,769	$(431,504)	$101,723

Net income (loss) from continuing operations attributable to Harman International Industries, Incorporated
Income (loss) from continuing operations, net of income taxes	$40,467	$(421,593)	$95,545
Less: Net income (loss) attributable to noncontrolling interest	5,289	752	(421)

Net income (loss) from continuing operations attributable to Harman International Industries, Incorporated	$35,178	$(422,345)	$95,966

Earnings (Loss) per share from continuing operations attributable to Harman International Industries, Incorporated:
Basic	$0.50	$(7.19)	$1.56

Diluted	$0.50	$(7.19)	$1.54

Earnings (Loss) per share from discontinued operations:
Basic	$1.76	$(0.16)	$0.09

Diluted	$1.75	$(0.16)	$0.09

Earnings (Loss) per share:
Basic	$2.26	$(7.34)	$1.65

Diluted	$2.25	$(7.34)	$1.64

Weighted Average Shares Outstanding:
Basic	70,350	58,766	61,472

Diluted	70,595	58,766	62,182

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

	Year Ended June 30,
(in thousands)	2010	2009	2008
Cash flows from operating activities:
Net income (loss) attributable to Harman International Industries, Incorporated	$158,769	$(431,504)	$101,723
Adjustments to reconcile net income (loss) attributable to Harman International Industries, Incorporated to net cash provided by operating activities:
(Income) loss from discontinued operations, net of income taxes	(9,394)	9,159	(5,757)
Gain on sale of QNX Entities	(114,197)	—	—
Goodwill impairment	12,292	317,743	—
Loss on deconsolidation of variable interest entity	13,122	—	—
Depreciation and amortization	127,654	145,786	148,542
Deferred income tax expense (benefit)	3,954	(107,789)	(13,770)
Noncontrolling interest	5,289	752	(421)
(Gain) loss on disposition of assets	593	(13,753)	235
Share-based compensation	21,320	9,770	23,148
Non-cash interest expense	12,250	13,871	9,393
Excess tax benefits from share-based payment arrangements	—	(126)	(5,321)
Changes in operating assets and liabilities:
Decrease (increase) in:
Receivables	(144,100)	117,587	(33,034)
Inventories	(40,055)	27,775	102,463
Other current assets	(10,194)	83,327	(55,779)
Increase (decrease) in:
Accounts payable	180,064	(81,531)	(38,154)
Accrued warranties	20,586	(18,324)	77,533
Accrued other liabilities	(17,344)	13,056	69,785
Income taxes payable	(5,410)	(2,781)	(65,371)
Other operating activities	(23,773)	(21,220)	(7,032)

Net cash from continuing operations provided by operating activities	191,426	61,798	308,183
Net cash from discontinued operations (used in) provided by operating activities	49,013	12,653	8,626

Net cash from operations provided by operating activities	240,439	74,451	316,809

Cash flows from investing activities:
Acquisition of Selenium, net of cash received	(63,843)	—	—
Deconsolidation of variable interest entity	(11,347)	—	—
Contingent purchase price consideration	—	(7,443)	(12,724)
Proceeds from sale of QNX Entities, net of cash paid	199,560	—	—
Proceeds from asset dispositions	2,531	22,882	1,476
Capital expenditures	(60,033)	(79,122)	(138,721)
Other items, net	—	(2,601)	7,697

Net cash from continuing operations used in investing activities	66,868	(66,284)	(142,272)
Net cash from discontinued operations provided by (used in) investing activities	(167)	(728)	(213)

Net cash from operations provided by (used in) investing activities	66,701	(67,012)	(142,485)

Cash flows from financing activities:
Net increase (decrease) in long-term borrowings	5,073	936	(1,909)
Net borrowings under revolving credit facility	(228,890)	197,000	(38,940)
Repayments of long-term debt	—	—	(18,140)
Proceeds from issuance of convertible senior notes	—	—	400,000
Issuance (repurchase) of common stock	2,584	189,723	(400,287)
Dividends paid to shareholders	—	(2,207)	(3,056)
Share-based payment arrangements	(1,027)	142	(3,152)
Debt issuance costs	—	(9,733)	(4,750)
Excess tax benefits from share-based payment arrangements	—	126	5,321

Net cash from continuing operations used in financing activities	(222,260)	375,987	(64,913)
Net cash from discontinued operations (used in) provided by financing activities	—	(1)	71

Net cash (used in) provided by financing activities	(222,260)	375,986	(64,842)

Effect of exchange rate changes on cash	(25,669)	(20,175)	7,486

Net increase in cash and cash equivalents	59,211	363,250	116,968
Cash and cash equivalents at beginning of period	586,359	223,109	106,141

Cash and cash equivalents at end of period	$645,570	$586,359	$223,109

See accompanying notes to the consolidated financial statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Year Ended June 30, 2010, 2009 and 2008
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Harman Shareholders’ Equity	Non- controlling Interest	Total Equity
($ in thousands)	Number of Shares	$.01 Par Value
Balance, June 30, 2007	65,238,901	$834	$595,853	$82,191	$1,454,771	$(639,608)	$1,494,041	$878	$1,494,919

Comprehensive income:
Net income attributable to Harman International Industries, Incorporated	—	—	—	—	101,723	—	101,723	—	101,723
Foreign currency translation adjustment	—	—	—	106,327	—	—	106,327	—	106,327
Unrealized gain on hedging derivatives	—	—	—	(818)	—	—	(818)	—	(818)
Pension liability adjustment	—	—	—	3,831	—	—	3,831	—	3,831

Total comprehensive income	—	—	—	109,340	101,723	—	211,063	—	211,063

Exercise of stock options, net of shares received	680,900	7	4,517	—	—	—	4,524	—	4,524
Excess tax benefit from stock option exercise	—	—	5,321	—	—	—	5,321	—	5,321
Share-based compensation	—	—	22,634	—	—	—	22,634	—	22,634
Treasury shares purchased	(7,401,735)	—	—	—	—	(407,962)	(407,962)	—	(407,962)
Dividends ($0.05 per share)	—	—	—	—	(3,056)	—	(3,056)	—	(3,056)
Adoption of accounting guidance relating to accounting for uncertainty in income taxes (Note 13)	—	—	—	—	7,219	—	7,219	—	7,219
Adoption of accounting guidance relating to Convertible Senior Notes (Note 1)	—	—	48,323	—	—	—	48,323	—	48,323
Noncontrolling interest (Note 1)	—	—	—	—	—	—	—	(844)	(844)

Balance, June 30, 2008	58,518,066	841	676,648	191,531	1,560,657	(1,047,570)	1,382,107	34	1,382,141

Comprehensive loss:
Net loss attributable to Harman International Industries, Incorporated	—	—	—	—	(431,504)	—	(431,504)	—	(431,504)
Foreign currency translation adjustment	—	—	—	(120,251)	—	—	(120,251)	—	(120,251)
Unrealized loss on hedging derivatives	—	—	—	(7,713)	—	—	(7,713)	—	(7,713)
Pension liability adjustment	—	—	—	(1,874)	—	—	(1,874)	—	(1,874)
Unrealized loss on available-for-sale securities	—	—	—	(4,495)	—	—	(4,495)	—	(4,495)

Total comprehensive loss	—	—	—	(134,333)	(431,504)	—	(565,837)	—	(565,837)

Issuance of common stock	10,667,000	107	189,723	—	—	—	189,830	—	189,830
Exercise of stock options, net of shares received	144,712	1	142	—	—	—	143	—	143
Excess tax benefit from stock option exercise	—	—	126	—	—	—	126	—	126
Share-based compensation	—	—	9,157	—	—	—	9,157	—	9,157
Dividends ($0.05 per share)	—	—	—	—	(2,207)	—	(2,207)	—	(2,207)
Deferred taxes relating to share-based compensation	—	—	(6,187)	—	—	—	(6,187)	—	(6,187)
Noncontrolling interest (Note 1)	—	—	—	—	—	—	—	752	752

Balance, June 30, 2009	69,329,778	$949	$869,609	$57,198	$1,126,946	$(1,047,570)	$1,007,132	786	$1,007,918

Comprehensive loss:
Net income attributable to Harman International Industries, Incorporated	—	—	—	—	158,769	—	158,769	—	158,769
Foreign currency translation adjustment	—	—	—	(66,500)	—	—	(66,500)	—	(66,500)
Unrealized gain on hedging derivatives	—	—	—	27,749	—	—	27,749	—	27,749
Pension liability adjustment	—	—	—	(13,599)	—	—	(13,599)	—	(13,599)
Unrealized loss on available-for-sale securities	—	—	—	(1,182)	—	—	(1,182)	—	(1,182)

Total comprehensive income (loss)	—	—	—	(53,532)	158,769	—	105,237	—	105,237

Restricted stock unit vesting	68,699	—	—	—	—	—	—	—	—
Exercise of stock options, net of shares received	131,542	3	2,584	—	—	—	2,587	—	2,587
Share-based compensation	—	—	19,936	—	—	—	19,936	—	19,936
Noncontrolling interest (Note 1)	—	—	—	—	—	—	—	(786)	(786)

Balance, June 30, 2010	69,530,019	$952	$892,129	$3,666	$1,285,715	$(1,047,570)	$1,134,892	—	$1,134,892

See accompanying notes to the consolidated financial statements.

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

Note 1 – Summary of Significant Accounting Policies

References to “we,” “us,” “our,” the “Company” and “Harman” refer to Harman International Industries, Incorporated and its consolidated subsidiaries unless the context specifically indicates otherwise.

Description of Business: We believe we are a worldwide leader in the development, manufacture and marketing of high-quality, high-fidelity audio products and electronic systems. We have developed, both internally and through a series of strategic acquisitions, a broad range of product offerings sold under renowned brand names in our principal markets. We also believe we are a leader in digitally integrated infotainment systems for the automotive industry. Our AKG, Crown, JBL, Infinity, Harman/Kardon, Lexicon, dbx, Studer, Soundcraft, Mark Levinson, Selenium and Becker brand names are well-known worldwide for premium quality and performance. We have built these brands by developing our engineering, manufacturing and marketing competencies, and have employed these resources to establish our Company as a leader in the markets we serve.

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

Reclassifications: Where necessary, information for prior fiscal years has been reclassified to conform to the fiscal year 2010 financial statement presentation. We have made reclassifications to our consolidated financial statements in order to present discontinued operations relating to the sale of our QNX business for all periods presented.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires that we make estimates and assumptions that affect the reported amount of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Significant estimates are used for, but not limited to: (i) inventory valuation; (ii) depreciable lives of fixed assets; (iii) goodwill and other asset impairments; (vi) restructuring and related charges; (v) the evaluation of the recoverability of pre-production and development contract costs; (vi) warranty liabilities; (vii) allowance for doubtful accounts; (viii) contingency and litigation reserves; (ix) income tax reserves and valuation allowances; (x) accounting for business combinations; (xi) sales discounts and sales allowances, (xii) pension, postretirement and other employee benefits and (xiii) losses on Automotive supply arrangements. Various assumptions go into the determination of these estimates. The process of determining significant estimates requires consideration of factors such as historical experience, current and expected economic conditions, and actuarial methods. We reevaluate these significant factors and make changes and adjustments where facts and circumstances indicate that changes are necessary. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Actual results could differ from those estimates and the differences could have a material impact on our consolidated financial statements.

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

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

Revenue Recognition:

Revenue is generally recognized at the time of product shipment or delivery, depending on when the passage of title to goods transfers to unaffiliated customers, when all of the following have occurred: a firm sales agreement is in place, pricing is fixed or determinable and collection is reasonably assured. Sales are reported net of estimated returns, discounts, rebates and incentives. Substantially all of our revenue transactions involve the delivery of a physical product. Royalty income, which is not material, is recorded when earned based upon contract terms with licensees which provide for royalties.

We enter into incentive agreements with certain automotive customers which relate to a specific program award. These incentives are generally accounted for as a reduction of revenue where an identifiable benefit can be ascertained. These incentives are generally based on fixed payments paid to us by the automotive manufacturer, and are generally deferred, if certain criteria are met. The deferability criteria include the existence of legally enforceable rights, management’s ability and intent to enforce the recoverability clauses and the ability to generate future earnings from the agreement in excess of the deferred amounts. Capitalized amounts are amortized over the related program award term based on our estimate of future volumes. Our estimates are reviewed regularly and the cumulative impact of a revision in estimates is recorded in the period such revisions become probable and estimable.

Sales Discounts: We offer product discounts and sales incentives including prompt payment discounts, volume incentive programs, rebates and dealer order incentives. We report revenues net of discounts and other sales incentives.

Cost of Sales: Cost of sales includes material, labor and overhead for products manufactured by us and cost of goods produced for us on a contract basis. Expenses incurred for manufacturing depreciation and engineering, warehousing, shipping and handling, sales commissions, warranty and customer service are also included in cost of sales.

Allowance for Doubtful Accounts: We reserve an estimated amount for accounts receivable that may not be collected. Methodologies for estimating the allowance for doubtful accounts are primarily based on specific identification of uncollectible accounts. Historical collection rates and customer credit worthiness are considered in determining specific reserves. At June 30, 2010 and June 30, 2009, we had $8.1 million and $11.7 million, respectively, reserved for possible uncollectible accounts receivable. As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating our allowance for doubtful accounts. Approximately $2.1 million of the decrease in accounts receivable was due to the deconsolidation of the Harman Navis Inc. joint venture (“Harman Navis”) in December 2009, as well as a $1.7 million decrease due to the recoveries related to the bankruptcy of Chrysler in fiscal year 2009, partially offset by a $2.3 million increase due to the acquisition of Eletrônica Selenium S.A. (“Selenium”) in June 2010. Refer to Note 2 – Acquisition for more information on the acquisition of Selenium and Note 20 – Investment in Joint Venture for more information on the deconsolidation of Harman Navis.

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

Accrued Warranties: We warrant our products to be free from defects in materials and workmanship for periods ranging from six months to six years from the date of purchase, depending on the business segment and product. Our dealers and warranty service providers normally perform warranty service in field locations and regional service centers, using parts and replacement finished goods we supply on an exchange basis. Our dealers

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

and warranty service providers also install updates we provide to correct defects covered by our warranties. Estimated warranty liabilities are based upon past experience with similar types of products, the technological complexity of certain products, replacement cost and other factors. If estimates of warranty provisions are no longer adequate based on our analysis of current activity, incremental provisions are recorded as warranty expense in our Consolidated Statement of Operations. We take these factors into consideration when assessing the adequacy of our warranty provision for periods still open to claim. Refer to Note 6 – Accrued Warranties for further information.

Selling, General and Administrative Expenses: Selling, general and administrative expenses (“SG&A”) include non-manufacturing salaries and benefits, share-based compensation expense, occupancy costs, professional fees, research and development costs (“R&D”), amortization of intangibles, advertising and marketing costs and other operating expenses.

Advertising Expenses: We expense advertising costs as incurred. When production costs are incurred for future advertising, these costs are recorded as an asset and subsequently expensed when the advertisement is first put into service.

R&D: R&D is expensed as incurred. Our expenditures for research and development, net of customer reimbursements, were $322.7 million, $325.1 million and $392.4 million for the fiscal years ending June 30, 2010, 2009 and 2008, respectively.

Interest Expense, net: Interest expense, net, includes interest expense and amortization of original issue discount on debt securities and debt issuance costs, net of interest income.

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand, money-market funds and investments with original maturities of three months or less.

Restricted Cash and Investments: We have a deferred compensation arrangement with certain foreign employees which requires us to maintain cash on hand. At June 30, 2010 and June 30, 2009, such restricted cash amounts were $6.2 million and $4.2 million, respectively, and were included in other assets in our Consolidated Balance Sheets.

Short Term Investments: Short Term Investments consist of investments in time deposits and treasury bills with original maturities of greater than three months and less than one year.

Inventories, net: Inventories, net are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method. We establish reserves for our inventory which requires us to analyze the aging and forecasted demand for our inventories, to forecast future product sales prices, pricing trends and margins, and to make judgments and estimates regarding obsolete, damaged or excess inventory. Markdown percentages are determined based on our estimate of future demand and selling prices for our products. Future sales prices are determined based on current and forecasted market expectations, as well as terms that have been established for future orders under automotive platform arrangements. Our inventory reserves primarily relate to our raw materials as our finished goods are primarily produced to order. We calculate inventory reserves on raw materials by reviewing the levels of raw materials on-hand and comparing this to estimates of historical consumption and future demand in order to assess whether we have excess materials on-hand. If it is determined that excess materials are in inventory, an appropriate inventory reserve is established. Inventory reserves on finished goods are primarily determined through inventory turnover measures. Products showing low turnover rates are assigned a percentage reserve based on future estimates of sales volumes and margins. We make adjustments to our inventory reserves based on the identification of specific situations and increase our inventory reserves accordingly. As changes in future economic or industry conditions occur, we revise the estimates that were used to calculate our inventory reserves. Refer to Note 4 – Inventories, net for more information.

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

Property, Plant and Equipment, net: Property, plant and equipment is stated at cost or, in the case of capitalized leases, at the present value of the future minimum lease payments. Depreciation and amortization of property, plant and equipment is computed primarily using the straight-line method over the asset’s useful life. Refer to Note 5 – Property, Plant and Equipment, net for more information.

Goodwill: Goodwill is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We estimate the fair value of each reporting unit using a discounted cash flow methodology. This requires us to use significant judgment, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, determination of our weighted average cost of capital, and relevant market data. Refer to Note 8 – Goodwill for more information.

Other Intangible Assets: Other intangible assets primarily consist of patents, trademarks, distribution agreements and non-compete agreements and are amortized over periods ranging from 10 months to 17 years. We test for impairment whenever events or changes in business circumstances indicate that the carrying value of our intangible assets may not be recoverable. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. We believe that the straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained annually by our Company.

We will continue to monitor the need for additional interim impairment tests, which could result in additional non-cash impairment charges.

Impairment of Long-Lived Assets: We review the recoverability of our long-lived assets, including buildings, equipment and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on undiscounted cash flows. We will continue to monitor the need for additional interim impairment tests, which could result in additional impairment charges. We recognized $2.7 million in impairment charges related to facilities that were held-for sale in the fiscal year ended June 30, 2010. We did not record any impairment charges for long-lived assets in 2009 and 2008.

Pre-Production and Development Costs: We incur pre-production and development costs primarily related to infotainment systems that we develop for automobile manufacturers pursuant to long-term supply arrangements. We record certain costs incurred pursuant to these agreements as unbilled costs once an agreement is signed.

At June 30, 2010 and 2009, unbilled costs were $17.5 million and $43.0 million, respectively, related to pre-production costs and there were no costs recorded under development contracts. At June 30, 2010 and 2009, unbilled costs reimbursable in the next 12 months totaled $5.8 million and $14.3 million, respectively, and were recorded in other current assets in our Consolidated Balance Sheets. Unbilled costs reimbursable in subsequent years at June 30, 2010 and 2009 totaled $11.7 million and $28.7 million, respectively, and were recorded in other assets in our Consolidated Balance Sheets. At June 30, 2010 and 2009, we had fixed assets of $11.7 million and $22.4 million, respectively, for molds, dies and other tools included in our Consolidated Balance Sheets which our customers will eventually purchase and own pursuant to long-term supply arrangements.

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

The calculation of our deferred tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether and the extent to which additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in additional tax benefits recognized in the period in which we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. We recognize interest and penalties related to income tax matters in income tax expense. Refer to Note 13 – Income Taxes, for further information

Retirement Benefits: We provide postretirement benefits to certain employees. Employees in the United States are covered by a defined contribution plan. Our contributions to this plan are based on a percentage of employee contributions and, with the approval of our Board of Directors, profit sharing contributions may be made as a percentage of employee compensation. Effective January 1, 2010, we reinstated all the matching contributions to the defined contribution plan, which were previously suspended effective January 1, 2009. These plans are funded on a current basis. We also have a Supplemental Executive Retirement Plan (“SERP”) in the United States that provides retirement, death and termination benefits, as defined, to certain key executives designated by our Board of Directors.

Certain employees outside the United States are covered by non-contributory defined benefit plans. The defined benefit plans are funded in conformity with applicable government regulations. Generally, benefits are based on age, years of service, and the level of compensation during the final years of service. Refer to Note 16 – Retirement Benefits for more information.

Foreign Currency Translation: The financial statements of subsidiaries located outside of the United States generally are measured using the local currency as the functional currency. Assets, including goodwill, and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. The resulting translation adjustments are included in accumulated other comprehensive income (“AOCI”) in our Consolidated Balance Sheets. Income, expense and cash flow items are translated at average monthly exchange rates. Gains and losses from foreign currency transactions of these subsidiaries are included in net income attributable to Harman International Industries, Incorporated in our Consolidated Statements of Operations.

Derivative Financial Instruments: We are exposed to market risks from changes in foreign currency exchange rates and interest rates which could affect our operating results, financial condition and cash flows. We manage our exposure to these risks through our regular operating and financial activities and when appropriate, through the use of derivative financial instruments. These derivatives are utilized to hedge economic exposures, as well as to reduce earnings and cash flow volatility resulting from shifts in market rates. We enter into limited types of derivative contracts, including foreign currency spot and forward and option contracts and an interest rate swap, to manage foreign currency and interest rate exposures. Our primary foreign currency exposure is the

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

Euro. The fair market value of all our derivative contracts change with fluctuations in interest rates and currency rates, and are designed so that changes in their values are offset by changes in the values of the underlying exposures. Derivative financial instruments are held solely has risk management tools and not for trading or speculative purposes. We do not utilize derivates that contain leverage features. On the date that we enter into a derivative that qualifies for hedge accounting, the derivative is designated as a hedge of the identified exposure. We document all relationships between hedging instruments and hedged items for which we apply hedge accounting treatment and assess the effectiveness of our hedges at inception and on an ongoing basis.

We record all derivative instruments as either assets or liabilities at fair value in our Consolidated Balance Sheets. Certain of these derivative contracts have been designated as cash flow hedges, whereby gains and losses are reported within AOCI in our Consolidated Balance Sheets, until the underlying transaction occurs, at which point they are reported in earnings as gains and losses in our Consolidated Statements of Operations. Certain of our derivatives, for which hedge accounting is not applied, are effective as economic hedges. These derivative contracts are required to be recognized each period at fair value, with gains and losses reported in earnings in our Consolidated Statements of Operations and therefore do result in some level of earnings volatility. The level of volatility will vary with the type and amount of derivative hedges outstanding, as well as fluctuations in the currency and interest rate markets during the period. The related cash flow impacts of all our derivative activities are reflected as cash flows from operating activities in our Consolidated Statements of Cash Flows. Refer to Note 10 – Derivatives for more information.

Interest Rate Management: We have an interest rate swap agreement to effectively convert the interest on an operating lease from a variable to a fixed rate. At the end of each reporting period, the discounted fair value of the interest rate swap agreement is calculated. The fair value is recorded as an asset or liability. The effective gain or loss is recorded as a debit or credit to AOCI in our Consolidated Balance Sheets and any ineffectiveness is recorded immediately to rent expense in our Consolidated Statements of Operations. Upon maturity, any gain or loss within AOCI is reclassified into earnings in the then-current period. Refer to Note 10 – Derivatives for more information.

Foreign Currency Management: The fair value of foreign currency related derivatives is included in our Consolidated Balance Sheets in other current assets and accrued liabilities. The earnings impact of cash flow hedges relating to forecasted purchases of inventory is reported in cost of sales to match the underlying transaction being hedged. Unrealized gains and losses on these instruments are deferred in AOCI in our Consolidated Balance Sheets until the underlying transaction is recognized in earnings. The earnings impact of cash flow hedges relating to the variability in cash flows associated with foreign currency denominated assets and liabilities is reported in cost of sales, SG&A or other expense in our Consolidated Statements of Operations, depending on the nature of the assets or liabilities being hedged. The amounts deferred in AOCI in our Consolidated Balance Sheets associated with these instruments relate to spot-to-spot differentials from the date of designation until the hedged transaction takes place.

Severance and Exit Costs: We recognize liabilities for severance and exit costs based upon the nature of the liability incurred. For involuntary separation programs that are conducted according to the guidelines of our written involuntary separation plan and for involuntary separation programs that are conducted according to the provisions of collective bargaining agreements or statutes, we recognize the liability when it is probable and reasonably estimable. For one-time termination benefits, such as additional severance pay, and other exit costs, such as lease and other contract termination costs, the liability is measured and originally recognized at fair value in the period in which the liability is incurred, with subsequent changes recognized in the period of change. Refer to Note 15 – Restructuring for more information.

Share-Based Compensation: Share-based compensation expense is recognized based on the estimated fair value of stock options and similar equity instruments awarded to employees. Refer to Note 14 – Shareholders’ Equity and Share-Based Compensation for more information.

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

AOCI: At June 30, 2010 and 2009 AOCI consisted of the following:

	June 30,
Income/(Loss):	2010	2009
Cumulative translation adjustment	$18,055	$84,555
Pension benefits	(27,420)	(13,821)
Unrealized gain (loss) on hedging derivatives	18,708	(9,041)
Unrealized loss on available-for-sale securities	(5,677)	(4,495)

Total accumulated other comprehensive (loss) income	$3,666	$57,198

Treasury Stock: We account for repurchased common stock under the cost method and include such treasury stock as a component of our shareholder’s equity in our Consolidated Balance Sheets. Retirement of treasury stock is recorded as a reduction of common stock and additional paid-in-capital in our Consolidated Balance Sheets at the time such retirement is approved by our Board of Directors.

Change in Accounting: On July 1, 2009, we adopted the new accounting guidance issued by the Financial Accounting Standards Board (“FASB”) within Accounting Standards Codification (“ASC”) 810-10-65, “Consolidation,” relating to the presentation requirements for noncontrolling interests (formerly minority interests). We retrospectively applied this guidance to all prior periods in our consolidated financial statements. Refer to the heading below “Noncontrolling Interests” for more information.

On July 1, 2009, we adopted the new accounting guidance issued by the FASB within ASC 470-20, “Debt with Conversion and Other Options,” which requires the issuer of convertible debt instruments with cash settlement features to account separately for the liability and equity components of the instrument. We retrospectively applied this guidance to all prior periods in our consolidated financial statements for which we had applicable outstanding convertible debt. Refer to the heading below “Convertible Debt” for more information.

Recently Adopted Accounting Pronouncements:

Codification: In June 2009, the FASB issued ASC 105, “Generally Accepted Accounting Principles” (“ASC 105”). The issuance of ASC 105 confirmed that the FASB ASC (the “Codification”) is the single official source of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission (“SEC”), and supersedes existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related literature for nongovernmental entities. The Codification does not change GAAP. Instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, is effective for interim and annual periods ending on or after September 15, 2009. Thereafter, only one level of authoritative GAAP exists. All other literature is considered non-authoritative. We adopted the Codification on July 1, 2009 and updated all disclosures to reference the Codification in our Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2009, December 31, 2009 and March 31, 2010 and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010. The adoption of the Codification did not have a significant impact on the reporting of our financial condition, results of operations or cash flows.

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

We had $400 million of 1.25 percent convertible senior notes (the “Convertible Senior Notes”) outstanding at June 30, 2010 and June 30, 2009 which were issued on October 23, 2007 (the “Issuance Date”), that are within the scope of this new guidance. The Convertible Senior Notes were issued at par and we pay interest semiannually at a rate of 1.25 percent per annum. The initial conversion rate on the Convertible Senior Notes is 9.6154 shares of our common stock per $1,000 principal amount of the Convertible Senior Notes (which is equal to an initial conversion price of approximately $104 per share). The conversion rate is subject to adjustment in specified circumstances described in the indenture governing the Convertible Senior Notes (the “Indenture”).

In accordance with this new guidance, we measured the fair value of the debt components of the Convertible Senior Notes at the Issuance Date using an effective interest rate of 5.6 percent. As a result, we attributed $75.7 million of the proceeds received to the conversion feature of the Convertible Senior Notes at the Issuance Date, which is netted against the face value of the Convertible Senior Notes as a debt discount. This amount represents the excess proceeds received over the fair value of the Convertible Senior Notes at the Issuance Date. The discount is being accreted back to the principal amount of the Convertible Senior Notes through the recognition of non-cash interest expense over the expected life of the Convertible Senior Notes. In addition, we recorded $48.3 million within additional paid-in capital in our Consolidated Balance Sheets for each period presented which represents the equity component of the Convertible Senior Notes, net of tax. The implementation of this new guidance resulted in a decrease to net income and earnings per share for all periods presented; however, there was no effect on our cash interest payments.

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

The following illustrates the impact of adopting this new accounting guidance in our Consolidated Statements of Operations for the years ended June 30, 2010, 2009 and 2008:

	Year Ended
	June 30, 2010			June 30, 2009			June 30, 2008
	Excluding the Adoption of New Guidance	Additional Non-cash Interest Expense	As Adjusted	As Previously Reported	Additional Non-cash Interest Expense	As Adjusted	As Previously Reported	Additional Non-cash Interest Expense	As Adjusted
Operating income (loss)	$85,555	$—	$85,555	$(503,813)	$—	$(503,813)	$132,167	$—	$132,167
Interest expense, net	15,403	14,812	30,215	6,701	13,872	20,573	8,333	9,392	17,725
Miscellaneous, net	6,263	—	6,263	4,224	—	4,224	5,233	—	5,233

Income (loss) from continuing operations, before income taxes	63,889	(14,812)	49,077	(514,738)	(13,872)	(528,610)	118,601	(9,392)	109,209
Income tax expense (benefit), net	13,809	(5,199)	8,610	(102,099)	(4,918)	(107,017)	16,993	(3,329)	13,664

Income (loss) from continuing operations, net of income taxes	50,080	(9,613)	40,467	(412,639)	(8,954)	(421,593)	101,608	(6,063)	95,545
Income (loss) from discontinued operations, net of income taxes	123,591	—	123,591	(9,159)	—	(9,159)	5,757	—	5,757

Net income (loss)	173,671	(9,613)	164,058	(421,798)	(8,954)	(430,752)	107,365	(6,063)	101,302
Less: Net income (loss) attributable to noncontrolling interest	5,289	—	5,289	752	—	752	(421)	—	(421)

Net income (loss) attributable to Harman International Industries, Incorporated	$168,382	$(9,613)	$158,769	$(422,550)	$(8,954)	$(431,504)	$107,786	$(6,063)	$101,723

Earnings (loss) per share:
Basic	$2.39	$0.14	$2.26	$(7.19)	$0.15	$(7.34)	$1.75	$0.10	$1.65

Diluted	$2.39	$0.14	$2.25	$(7.19)	$0.15	$(7.34)	$1.73	$0.10	$1.64

The following illustrates the impact of adopting this new accounting guidance in our Consolidated Balance Sheets as of June 30, 2010 and June 30, 2009:

	June 30, 2010			June 30, 2009
	Excluding the Adoption of New Guidance	Effect of New Guidance	As Adjusted	As Previously Reported	Effect of New Guidance	As Adjusted
Noncurrent assets:
Deferred tax assets, long-term(1)	$260,659	$(13,057)	$247,602	$292,575	$(18,263)	$274,312
Other assets(2)	107,318	(555)	106,763	91,715	(600)	91,115
Noncurrent liabilities:
Convertible senior notes(3)	400,000	(37,307)	362,693	400,000	(52,163)	347,837
Shareholders’ equity:
Additional paid-in capital(4)	940,452	48,323	892,129	821,286	48,323	869,609
Retained earnings(5)	1,310,344	(24,629)	1,285,715	1,141,962	(15,016)	1,126,946

(1)	Effect of new guidance reflects a deferred tax liability established in connection with the debt discount.
(2)	Effect of new guidance reflects a reduction in debt issuance costs allocated to the equity component.
(3)	Effect of new guidance reflects the unamortized debt discount.
(4)	Effect of new guidance reflects the recognition of the equity component, net of tax.
(5)	Effect of new guidance reflects the amortization of the debt discount, net of tax and the reduction in the amortization of debt issuance costs which were allocated to the equity component.

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

The principal amounts, unamortized discount and net carrying amounts of the liability components and the equity components for the Convertible Senior Notes as of June 30, 2010 and June 30, 2009 are as follows:

	Principal Balance	Unamortized Discount	Net Carrying Amount	Equity Component
June 30, 2010	$400,000	$(37,307)	$362,693	$48,323
June 30, 2009	400,000	(52,163)	347,837	48,323

At June 30, 2010, the unamortized discount is recognized as a reduction in the carrying value of the Convertible Senior Notes in our Consolidated Balance Sheets and is being amortized over the expected term of the Convertible Senior Notes of 60 months.

Interest expense related to the Convertible Senior Notes for the years ended June 30, 2010, 2009 and 2008 includes $5.0 million for all periods of contractual cash interest expense and an additional $ 14.8 million, $13.9 million and $9.4 million of non-cash interest expense, respectively, related to the amortization of the discount.

We reclassified approximately $0.9 million of unamortized financing costs to shareholders’ equity as these costs were attributable to the issuance of the conversion feature associated with the Convertible Senior Notes.

Business Combinations: On July 1, 2009, we adopted the updated provisions issued by the FASB within ASC 805, “Business Combinations.” The new guidance requires the acquired entity to recognize the full fair value of assets acquired, liabilities assumed and any noncontrolling interests in the transaction (whether a full or partial acquisition) at the acquisition date fair value with limited exceptions. This changed the accounting treatment for certain specific items and include a substantial number of new disclosure requirements. These changes include: (a) the “acquirer” recording all assets and liabilities of the acquired business, including goodwill, generally at their fair values, (b) recording contingent consideration arrangements at fair value on the date of acquisition, with changes in fair value recognized in earnings until settled, and (c) expensing acquisition-related transaction and restructuring costs rather than treating as part of the cost of the acquisition and including in the amount recorded for assets acquired. The new guidance applies prospectively to business combinations which occur after July 1, 2009. The impact of these new provisions on our consolidated financial statements were applied to our acquisition of Selenium in June 2010 and for future acquisitions will depend upon the nature, terms and size of the acquisitions we consummate in the future. Refer to Note 2 – Acquisition for more information on the acquisition of Selenium.

Noncontrolling Interests: On July 1, 2009, we adopted the updated provisions issued by the FASB within ASC 810-10-65, “Consolidation,” relating to the presentation requirements for noncontrolling interests (formerly minority interests). The new guidance requires reporting entities to present noncontrolling (minority) interests as a component of equity (as opposed to as a liability) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. In addition, the new provisions also require companies to report a consolidated net income (loss) measure that includes the amount attributable to such noncontrolling interests. The adoption of the new provisions applies to noncontrolling interests prospectively from that date. However, the presentation and disclosure requirements were applied retrospectively for all periods presented. As a result of this adoption, we reclassified noncontrolling interests in the amount of $0.8 million from liabilities to equity in the June 30, 2009 Consolidated Balance Sheet and we included $5.2 million, $0.8 million and $(0.4) million from our noncontrolling interest within the net income (loss) attributable to Harman International Industries, Incorporated in our Consolidated Statement of Operations for the years ended June 30, 2010, 2009 and 2008, respectively.

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

Fair Value: We adopted ASC 820, “Fair Value Measurements and Disclosures” which defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements in two steps. We adopted this guidance for financial assets and liabilities effective July 1, 2008 and for non-financial assets and liabilities effective July 1, 2009. This guidance is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. It does not expand or require any new fair value measures; however the application of this statement may change current practice. Refer to Note 11 – Fair Value Measurements for more information.

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

On July 1, 2009, we adopted the updated provisions for determining fair value when the volume and level of activity for the asset or liability have significantly decreased and for identifying transactions that are not orderly, issued by the FASB within ASC 820-10-35-51. The new provisions provide additional guidance for estimating fair value, when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability. The new approach is designed to address whether a market is inactive, and if so whether a market should be considered distressed. The objective of the new guidance is to remain consistent with the principles of fair value accounting, yet provide additional guidance on how fair value measurements might be determined in an inactive market. The new guidance also requires additional disclosures relating to an entity’s valuation techniques and its major categories of investments in debt and equity securities. The adoption of the new provisions did not have any impact on our financial condition or results of operations.

On July 1, 2009, we adopted the updated provisions relating to interim disclosures about fair value of financial instruments, issued by the FASB within ASC 825-10-65. The new provisions require disclosures about fair value of financial instruments for interim reporting periods of publicly-held companies, as well as in annual financial statements. The adoption of the new provisions did not have any impact on our financial condition or results of operations.

In August 2009, FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value” which provides updated guidance on the fair value measurement of liabilities. This update provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC 820, “Fair Value Measurements and Disclosures,” such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. This update was effective for us on September 1, 2009. We adopted the updated provisions relating to fair value measurements and disclosures. The adoption of the new guidance did not have a material impact on our financial condition or results of operations.

In January 2010, the FASB issued ASU 2010-6, “Fair Value Measurements and Disclosures.” This new guidance requires the gross presentation of activity within the Level 3 fair value measurement to roll forward and requires disclosure of the details of transfers in and out of Level 1 and Level 2 fair value measurements. It also clarifies two existing disclosure requirements on the level of disaggregation of fair value measurements and disclosure on inputs and valuation techniques. The new guidance was effective for us on January 1, 2010. We adopted the updated provisions relating to fair value measurements and disclosures. The adoption of the new guidance did not have a material impact on our financial condition or results of operations. Refer to Note 11 – Fair Value Measurements for more information.

Impairment of Debt Securities: On July 1, 2009, we adopted the updated provisions relating to the recognition and presentation of other-than-temporary impairments, issued by the FASB within ASC 820-10-35-51. The new guidance amends the other-than-temporary impairment guidance for certain debt securities and requires an investor to assess the likelihood of selling the security, prior to recovering its cost basis. If an investor is able to meet the criteria to assert that it will not have to sell a security before recovery, impairment charges related to credit losses would be recognized in earnings, while impairment charges related to non-credit losses would be reflected in other comprehensive income. It also amends the disclosure requirements by requiring entities to disclose information that will help users understand the types of investments held, including information about investments in an unrealized loss position for which an impairment charge has not been recognized. The adoption of the new provisions did not have any impact on our financial condition or results of operations.

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

Consolidation: In January 2010, FASB issued ASU No. 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary,” which clarifies that accounting guidance relating to noncontrolling interests and changes in ownership of a subsidiary, also applies to the disposal of businesses that are not subsidiaries, clarifies certain implementation issues and also amends the disclosure requirements. The new guidance is effective on a retrospective basis for interim periods ended after December 15, 2009. We adopted the provisions of this new guidance on October 1, 2009. The adoption of the new provisions did not have any impact on our financial condition or results of operations.

Recently Issued Accounting Pronouncements:

Variable Interest Entities: In December 2009, the FASB issued ASU 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”, which amended certain provisions relating to the consolidation of variable interest entities, issued within ASC 810, “Consolidation.” The amendments primarily include (i) amending the guidance for determining whether an entity is a variable interest entity (“VIE”) and (ii) amending the criteria for identification of the primary beneficiary of a

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

VIE. The new provisions also require a company to continually reassess whether the company is the primary beneficiary of a VIE and requires enhanced disclosures in the financial statements about the company’s relationship with VIEs. The amended provisions are effective for us on July 1, 2010. We do not expect the adoption of the new guidance to have a material impact on our financial condition or results of operations.

Transfers of Financial Assets: In June 2009, the FASB amended certain provisions relating to the accounting for transfers of financial assets. The new guidance also requires additional disclosures to address concerns regarding the transparency of transfers of financial assets. The amended provisions are effective for us on July 1, 2010. We do not expect the adoption of this new guidance to have a material impact on our financial condition or results of operations.

Multiple Element Revenue Arrangements: In October 2009, the FASB issued the following ASUs: (1) ASU 2009-13, “Revenue Recognition (ASC Topic 605)—Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force” and (2) ASU 2009-14, “Software (ASC Topic 985)—Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force.” The new guidance requires a vendor to allocate revenue to each standalone deliverable in arrangements involving multiple deliverables based on the relative selling price of each deliverable. It also changes the level of evidence of standalone selling price required to separate deliverables by allowing a vendor to make its best estimate of the standalone selling price of deliverables when more objective evidence of selling price is not available. The new guidance also excludes sales of tangible products that contain essential software elements from the scope of revenue recognition for software arrangements. Because of these changes, revenue will be recognized earlier for many revenue transactions involving multiple deliverables and sales of software enabled devices. We will be required to provide additional disclosures relating to qualitative and quantitative information about a vendor’s revenue arrangements and about the significant judgments made about the application of the new guidance and any changes in those judgments or the application that may significantly affect the timing or amount of revenue recognition. The new guidance can be adopted on a prospective basis or in certain circumstances on a retrospective basis. Early adoption is permitted. If prospective application is elected, it is to be applied to arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. The amended provisions are effective for us on July 1, 2010. We do not expect the adoption of this new guidance to have a material impact on our financial condition or results of operations.

Note 2 – Acquisition

On June 1, 2010, Harman do Brasil Industria Eletrônica e Participacoes Ltda., an indirect wholly-owned subsidiary of Harman purchased all of the issued and outstanding shares of Selenium for an aggregate purchase price of $76.7 million, of which $65.1 million was paid at closing, and approximately $10 million of the remaining portion is due in June 2011. The remaining $1.6 million of the purchase price is payable subject to the resolution of certain contingencies. The results of operations for Selenium are included in our Consolidated Statements of Operations as of June 1, 2010. Selenium is a Brazilian manufacturer of loudspeaker products, using engineered technology based on international standards, and sells a full line of products including loudspeakers, high quality line arrays, multi-systems, amplifiers, drivers and other components related to the sound systems market. As a result of the acquisition, we expect to expand our technologies in Brazil and Latin America and drive more business opportunities across our Automotive, Consumer and Professional segments.

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

The total cost of the acquisition was preliminarily allocated to the acquired net assets as follows:

June 1, 2010
Cash and cash equivalents	$1,259
Accounts receivable, net	14,855
Inventories, net	9,024
Other current assets	2,388

Current assets	27,526

Property, plant and equipment, net	9,042
Goodwill	59,074
Intangibles	14,168
Other assets	1,142

Total assets	110,952

Accounts payable	1,880
Short-term debt	13,706
Accrued liabilities	11,562
Income taxes payable	1,537

Total current liabilities	28,685
Deferred tax liabilities, long term	4,736
Long-term debt	257
Other liabilities	553

Total liabilities	34,231

Net assets	$76,721

Based on our preliminary valuations, goodwill and intangibles were recorded in connection with the acquisition based on third-party valuations and management’s estimates for those acquired intangible assets. Intangible assets included tradenames of $8.9 million with an approximate 70 month life, distribution channels of $3.7 million with approximate useful lives ranging between 15 months to 35 months and a non-compete agreement of $1.3 million with an approximate 20 month to 60 month useful life. Expenses of $1.5 million were recognized in connection with this acquisition and are included in SG&A in our Consolidated Statement of Operations for the year ended June 30, 2010.

Note 3 – Discontinued Operations

On April 9, 2010, we and our wholly-owned subsidiary, Harman Holding GmbH & Co. KG entered into a share purchase agreement (the “Purchase Agreement”) to sell all of the issued and outstanding shares of QNX Software Systems Co., QNX Software Systems (Wavemakers), Inc. and QNX Software Systems, Inc. (collectively, the “QNX” Entities) for $200 million. The sale closed on June 1, 2010. In connection with this transaction, we recognized a gain of $152.7 million ($114.2 million, net of income taxes) in our Consolidated Statement of Operations for the fiscal year ended June 30, 2010 which is included in income (loss) from discontinued operations, net of income taxes. The sale price was subject to a working capital adjustment of $0.1 million, which is also included in the gain. The results of operations for the QNX Entities have been reclassified to discontinued operations in all periods presented. The tax expense within discontinued operations for fiscal year 2010 includes an expense of $35 million relating to tax on previously permanently reinvested earnings. We intend to repatriate a portion of these earnings, as a result of the sale of the QNX Entities and therefore have recorded a deferred income tax liability associated with the eventual repatriation to the USA in a subsequent period.

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

The operations of the QNX Entities have been segregated from continuing operations and are reflected as discontinued operations in each fiscal year’s Consolidated Statement of Operations as follows:

	Year Ended June 30,
	2010	2009	2008
Net sales	$35,309	$36,126	$40,143
Gain on sale of discontinued operations, net of income taxes	114,197	—	—
Income (loss) from discontinued operations, net of income taxes	9,394	(9,159)	5,757
Net income (loss) from discontinued operations	123,591	(9,159)	5,757
Diluted earnings (loss) per share from discontinued operations	1.75	(0.16)	0.09

In fiscal year 2009, a $12.8 million goodwill impairment charge was recorded.

The components of the consolidated balance sheet for the QNX Entities, presented separately in our Consolidated Balance Sheets as of June 30, 2009 consisted of:

June 30, 2009
Accounts receivable, net	$5,135
Inventories, net	108
Other current assets	21,010

Current assets of discontinued operations	26,253

Property, plant and equipment, net	4,770
Other assets	40,953

Non-current assets of discontinued operations	45,723

Accounts payable	436
Accrued liabilities	18,479
Income taxes payable	5,078

Current liabilities of discontinued operations	23,993

Other non-current liabilities of discontinued operations	1,156

Net assets of discontinued operations	$46,827

Note 4 – Inventories, net

Inventories, net are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method. The valuation of inventory requires us to make judgments and estimates regarding obsolete, damaged or excess inventory, as well as current and future demand for our products. Estimation of inventory valuation reserves requires us to analyze the aging and future demand for inventories and to forecast future product pricing trends, which has an effect on our results of operations. We calculate inventory reserves using a combination of lower of cost or market analysis, analysis of historical usage data, forecast demand data and historical disposal rates. Specific product valuation analysis is applied, if practicable, to those items of inventory representing a higher portion of the value of inventory on-hand. At June 30, 2010 and 2009 our inventory reserves were $75.1 million and $91.5 million, respectively.

At June 30, 2010 and 2009, inventories from continuing operations consisted of the following:

	June 30,
	2010	2009
Finished goods	$130,827	$146,929
Work in process	59,196	51,215
Raw materials	163,100	135,451

Inventories, net	$353,123	$333,595

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

Note 5 – Property, Plant & Equipment, net

At June 30, 2010 and 2009, property, plant and equipment from continuing operations consisted of the following:

	Estimated Useful Lives (in Years)	June 30,
		2010	2009
Land		$10,370	$12,840
Buildings and improvements	1-50	255,440	287,414
Machinery and equipment	3-20	880,364	948,123
Furniture and fixtures	3-10	28,137	37,509

Property, plant and equipment, gross		1,174,311	1,285,886
Less accumulated depreciation and amortization		(752,362)	(772,060)

Property, plant and equipment, net		$421,949	$513,826

Note 6 – Accrued Warranties

At June 30, 2010 and 2009, details of our accrued warranties from continuing operations consisted of the following:

	June 30,
	2010	2009
Accrued warranties, beginning of year	$116,673	$126,977
Warranty expense	54,978	54,103
Warranty payments (cash or in-kind)	(58,568)	(52,785)
Other(1)	(13,754)	(11,622)

Accrued warranties, end of year	$99,329	$116,673

(1)	Other primarily represents foreign currency translation.

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

Note 7 – Earnings (Loss) Per Share

	Year Ended June 30,
	2010		2009		2008
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted Earnings (Loss) per Share:
Income (loss) from continuing operations, net of income taxes	$40,467	$40,467	$(421,593)	$(421,593)	$95,545	$95,545
Less: Net income (loss) attributable to noncontrolling interest	5,289	5,289	752	752	(421)	(421)

Net income (loss) from continuing operations attributable to Harman International Industries, Incorporated	35,178	35,178	(422,345)	(422,345)	95,966	95,966
Income (loss) from discontinued operations, net of income taxes	123,591	123,591	(9,159)	(9,159)	5,757	5,757

Net income (loss) attributable to Harman International Industries, Incorporated	$158,769	$158,769	$(431,504)	$(431,504)	$101,723	$101,723

Denominator for Basic and Diluted Earnings (Loss) per Share:
Weighted average shares outstanding	70,350	70,350	58,766	58,766	61,472	61,472
Employee stock options	—	245	—	—	—	710

Total weighted average shares outstanding	70,350	70,595	58,766	58,766	61,472	62,182

Earnings (Loss) per Share:
Net income (loss) from continuing operations attributable to Harman International Industries, Incorporated	$0.50	$0.50	$(7.19)	$(7.19)	$1.56	$1.54
Income (loss) from discontinued operations, net of income taxes	1.76	1.75	(0.16)	(0.16)	0.09	0.09

Net income (loss) attributable to Harman International Industries, Incorporated	$2.26	$2.25	$(7.34)	$(7.34)	$1.65	$1.64

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

Certain options were outstanding and not included in the computation of diluted net earnings per share because the assumed exercise of these options would have been antidilutive, as follows:

•

Options to purchase 2,350,820 shares of our common stock with exercise prices ranging from $26.64 to $126.94 per share at June 30, 2010 were outstanding and not included in the computation of diluted earnings per share because the exercise of these options would have been antidilutive. No restricted shares were included in the computation of diluted earnings per share as they also would have been antidilutive.

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

•

Options to purchase 2,700,470 shares of our common stock with exercise prices ranging from $16.43 to $126.94 per share at June 30, 2009 were outstanding and not included in the computation of diluted earnings per share because the exercise of these options would have been antidilutive. In addition, 392,117 restricted shares of our common stock were outstanding at June 30, 2009 and were not included in the computation of diluted earnings per share as they also would have been antidilutive.

•

Options to purchase 1,868,679 shares of our common stock with exercise prices ranging from $68.31 to $126.94 per share at June 30, 2008 were outstanding and not included in the computation of diluted earnings per share because the exercise of these options would have been antidilutive. In addition, 48,442 restricted shares were outstanding at June 30, 2008 and were not included in the computation of diluted earnings per share as they also would have been antidilutive.

The conversion terms of the Convertible Senior Notes will affect the calculation of diluted earnings per share if the price of our common stock exceeds the conversion price of the Convertible Senior Notes. The initial conversion price of the Convertible Senior Notes was approximately $104 per share, subject to adjustment in specified circumstances as described in the Indenture. Upon conversion, a holder of the Convertible Senior Notes will receive an amount per Convertible Senior Note in cash equal to the lesser of $1,000 or the conversion value of the Convertible Senior Notes, determined in the manner set forth in the Indenture. If the conversion value exceeds $1,000, we will deliver $1,000 in cash and at our option, cash or common stock or a combination of cash and common stock for the conversion price in excess of $1,000. The conversion option is indexed to our common stock and therefore is classified as equity. The conversion option will not result in an adjustment to net income in calculating diluted earnings per share. The dilutive effect of the conversion option will be calculated using the treasury stock method. Therefore, conversion settlement shares will be included in diluted shares outstanding if the price of our common stock exceeds the conversion price of the Convertible Senior Notes.

Note 8 – Goodwill

Impairment Testing

We test for impairment at the reporting unit level on an annual basis on April 30 of every year and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The impairment test for goodwill is a two step process. The first step compares the fair value of each reporting unit to its carrying value, with fair value of each reporting unit determined using established valuation techniques, specifically the market and income approaches. Should the results of the first step indicate that the fair value of a reporting unit is less than its carrying value, the second step of this test is conducted wherein the amount of any impairment is determined by comparing the implied fair value of goodwill in a reporting unit to the recorded amount of goodwill for that reporting unit. The implied fair value of goodwill is calculated as the excess of fair value of the reporting unit over the amounts assigned to its assets and liabilities. Should the fair value of the goodwill so calculated be less than the carrying value, an impairment is recorded. The annual impairment test conducted on April 30, 2010 indicated that the fair value of each reporting unit was in excess of its carrying value and, as such, no impairment was deemed to exist.

During the first half of fiscal year 2010, we determined that goodwill related to our Automotive segment was impaired and we recognized an impairment of $12.3 million in our Consolidated Statement of Operations for the fiscal year ended June 30, 2010. During the second half of fiscal year 2010, as a result of the sustained improvements in the operating results of our Automotive reporting unit due to improvements in economic conditions and realized savings resulting from our cost cutting initiatives, we performed a preliminary goodwill impairment test which demonstrated that the calculated fair value of our reporting units exceeded the respective carrying values and therefore no impairment existed in our Automotive reporting unit and our other reporting units. As a result, we ceased recognizing goodwill impairment charges associated with incremental goodwill that is recognized related to contingent purchase price arrangements.

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

Goodwill from continuing operations was $105.9 million at June 30, 2010 compared with $42.2 million at June 30, 2009. The increase in goodwill in the fiscal year ended June 30, 2010 versus the prior fiscal year is primarily related to the acquisition of Selenium in June 2010 which resulted in an increase in goodwill of $59.1 million and contingent purchase price consideration associated with the acquisition of Innovative Systems GmbH (“Innovative”) of $6.1 million.

Goodwill was $42.2 million at June 30, 2009 compared with $383.9 million at June 30, 2008. The decrease was primarily related to non-cash goodwill impairment charges of $317.7 million, unfavorable foreign currency translation of $35.3 million and contingent purchase price consideration associated with the acquisition of Innovative of $11.3 million.

The changes in the carrying amount of goodwill for the year ended June 30, 2010 were as follows:

	Automotive	Consumer	Professional	Other	Total
Balance at June 30, 2009	$—	$—	$42,200	$—	$42,200
Acquisition of Selenium (Note 2)	—	30,686	28,389	—	59,075
Contingent purchase price consideration associated with the acquisition of Innovative Systems GmbH	18,419	—	—	—	18,419
Impairment charge	(12,292)	—	—	—	(12,292)
Other adjustments(1)	—	—	(1,480)	—	(1,480)

Balance at June 30, 2010	$6,127	$30,686	$69,109	$—	$105,922

(1)	The other adjustments to goodwill primarily consist of foreign currency translation adjustments.

The contingent purchase price consideration associated with the acquisition of Innovative continues indefinitely unless we or the sellers exercise a buyout option within six months from September 2010.

Note 9 – Debt

Short Term Borrowings

At June 30, 2010 and 2009, we had $13.5 million and zero outstanding short-term borrowings, respectively. For the fiscal year ended June 30, 2010 and 2009, we maintained lines of credit totaling an aggregate of $13.6 million and $14.0 million, respectively, in Germany, Austria and Hungary.

We classify our debt based on the contractual maturity dates of the underlying debt instruments. We defer costs associated with debt issuance over the applicable term of the debt. These costs are amortized to Interest expense, net in our Consolidated Statements of Operations.

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

Long-Term Debt and Current Portion of Long-Term-Debt

At June 30, 2010 and 2009, long-term debt consisted of the following:

	Face Value at June 30, 2010	Book Value at June 30, 2010	Face Value at June 30, 2009	Book Value at June 30, 2009
Convertible senior notes due 2012, interest due semi-annually at 1.25 percent(1)	$400,000	$362,693	$400,000	$347,837
Revolving credit facility	—	—	227,319	227,319
Obligations under capital leases	741	741	1,365	1,365
Other unsubordinated variable rate loans due through 2016, bearing interest at an average effective rate of 5.0 percent at June 30, 2010	931	931	775	775

Total long-term debt	401,672	364,365	629,459	577,296
Less: current portion of long-term debt	(463)	(463)	(605)	(605)

Total long-term debt	$401,209	$363,902	$628,854	$576,691

(1)

Book values as of June 30, 2010 and 2009 are presented net of unamortized discounts of $37.3 million and $52.2 million, respectively, resulting from the adoption of new accounting guidance in fiscal year 2010. Refer to Note 1 – Summary of Significant Accounting Policies for more information. The fair value of the Convertible Senior Notes at June 30, 2010 and 2009 was $351.2 million and $319.0 million, respectively.

Interest expense is reported net of interest income in our Consolidated Statements of Operations. Gross interest expense was $33.8. million, $28.7 million and $26.3 million for the fiscal years ended June 30, 2010, 2009 and 2008, respectively, of which $17.4 million, $14.8 million and $9.4 million, respectively, was non-cash interest expense associated with the amortization of the debt discount on the Convertible Senior Notes and the amortization of debt issuance costs on the Convertible Senior Notes and our second amended and restated multi-currency, multi-option credit agreement dated March 31, 2009 (the “Amended Credit Agreement”), and $16.4 million, $13.9 million and $16.9 million, respectively, was cash interest expense. Interest income was $3.6 million, $8.1 million and $8.6 million for the fiscal years ended June 30, 2010, 2009 and 2008, respectively.

Cash paid for interest, net of cash interest received, was $15.0 million, $2.3 million, and $6.3 million in the fiscal years ended June 30, 2010, 2009 and 2008, respectively.

At June 30, 2010, long-term debt, including obligations under capital leases, maturing in each of the next five fiscal years and thereafter is as follows:

2011	$718
2012	478
2013	400,110
2014	115
2015	120
Thereafter	131

Total	$401,672

Amended Credit Agreement

We are party to the Amended Credit Agreement. We repaid $228.9 million of outstanding borrowings under the Amended Credit Agreement during the fiscal year ended June 30, 2010 (refer to the heading “Convertible

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

Senior Notes” below). At June 30, 2010, we had a total borrowing capacity of $231.6 million under the Amended Credit Agreement, with $6.6 million of outstanding borrowings consisting of outstanding letters of credit and $225.0 million of available borrowing capacity.

On March 31, 2009 we and one of our wholly-owned subsidiaries, Harman Holding GmbH & Co. KG (collectively, the “Borrowers”) entered into the Amended Credit Agreement, amending and restating the Amended and Restated Multi-Currency, Multi-Option Credit Agreement dated June 22, 2006. The Amended Credit Agreement, among other things, extended the maturity date from June 28, 2010 to December 31, 2011 and reduced the maximum amount of available credit under the revolving credit facility from $300 million to $270 million. Interest rates for borrowings under the Amended Credit Agreement were increased to three percent above the applicable base rate for base rate loans and four percent over LIBOR for Eurocurrency loans. In addition, the annual facility fee rate payable under the Amended Credit Agreement increased to one percent. The interest rate on our old revolving credit facility was based on LIBOR plus 37 to 90 basis points, plus a commitment fee of 8 to 22.5 basis points. The interest rate spread and commitment fee were determined based upon our interest coverage ratio and senior unsecured debt rating. In connection with the Amended Credit Agreement, we incurred $9.7 million in fees and other expenses which have been capitalized within other current assets and other assets in our Consolidated Balance Sheets and which are amortized over the term of the Amended Credit Agreement as interest expense, net in our Consolidated Statements of Operations.

In connection with our public offering of common stock, described in Note 14 – Shareholder’s Equity and Share-Based Compensation, on June 15, 2009, the Borrowers entered into the First Amendment to the Amended Credit Agreement (the “First Amendment”). The purpose of the First Amendment was to reduce the Equity Prepayment Percentage, as defined in the Amended Credit Agreement, from 50 percent to 20 percent for a limited period of time ending on June 30, 2009. The Equity Prepayment Percentage is the amount, expressed as a percentage, of net cash proceeds received from the public offering of our common stock that we had to repay under the revolving credit facility. As a result, we repaid $38 million of borrowings under the Amended Credit Agreement. In addition, our borrowing capacity under the Amended Credit Agreement was reduced by $38 million to a net borrowing capacity of $231.6 million at June 30, 2009. In connection with the reduction in our borrowing capacity, we wrote off $1.2 million of debt issuance costs to interest expense in our Consolidated Statements of Operations for the fiscal year ended June 30, 2009, representing our net reduction in borrowing capacity. At June 30, 2010 and 2009, the unamortized balance of debt issuance costs was $6.0 million and $7.5 million, respectively.

On May 5, 2010 (the “Effective Date”), the Borrowers entered into a Second Amendment to the Amended Credit Agreement (the “Second Amendment”). Among other changes to the Amended Credit Agreement, the Second Amendment waives the requirement to use the net cash proceeds that we received from the sale of the QNX Entities to prepay any amounts outstanding under the Amended Credit Agreement or to permanently reduce the commitments under the Amended Credit Agreement. The Second Amendment also permits us to use the net cash proceeds from the sale of the QNX Entities, for acquisitions of companies in our industry, provided that we are in compliance with the financial covenants set forth in the Amended Credit Agreement and described below, following the acquisition, and provided further that any acquisitions are completed on or after the Effective Date and prior to 180 days after receipt of the net cash proceeds from the sale of the QNX Entities. On June 1, 2010, we used a portion of the proceeds from the sale of the QNX Entities to finance the acquisition of Selenium.

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

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

•

Our minimum liquidity amount (“Liquidity Amount”) may not be less than: $100 million each fiscal quarter, subject to certain exceptions. Liquidity Amount is defined as cash, subject to certain exceptions, plus availability of credit under the Amended Credit Agreement; and

•

The ratio of Consolidated Current Assets to Secured Funded Debt must be equal to or less than 1:00 to 1:00. Consolidated Current Assets is defined as 70 percent of net book value of accounts receivable, plus 35 percent of net book value of inventory, plus up to $25 million of cash, subject to certain exceptions. Secured Funded Debt is defined as the aggregate exposure under the Amended Credit Agreement plus the amount outstanding under certain other secured facilities;

•	Limits our ability to pay dividends and make capital expenditures;

•	Requires net proceeds from the sale of certain assets and issuances of debt and equity to be applied to prepayment of the revolving credit facility; and

•

Imposes limitations on our ability to incur debt, place liens on our assets, make fundamental changes, sell assets, make investments, undertake transactions with affiliates, undertake sale and leaseback transactions, incur guarantee obligations, modify or prepay certain material debt (including the Convertible Senior Notes), enter into hedging agreements and acquire certain types of collateral.

If we do not meet the forecast in our budgets, we could violate our debt covenants and, absent a waiver from our lenders or an amendment to our Amended Credit Agreement, we could be in default under the Amended Credit Agreement and, as a result, our debt under the Amended Credit Agreement could become due which would have a material adverse effect on our financial condition and results of operations and could also lead to an event of default under the Indenture, as amended, and the acceleration of the Convertible Senior Notes. As of June 30, 2010, we were in compliance with all the financial covenants of the Amended Credit Agreement. We believe we will be in compliance with these covenants for at least the next 12 months.

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

The term of the Guarantee and Collateral Agreement corresponds with the term of the Amended Credit Agreement, which matures on December 31, 2011. Under the terms of this Guarantee and Collateral Agreement, we have effectively guaranteed the payment of the full amount of borrowings under the Amended Credit Agreement, including outstanding letters of credit, upon maturity. The potential amount of future payments that we would be required to pay under the Guarantee and Collateral Agreement is the amount that we have borrowed under the Amended Credit Agreement, including outstanding letters of credit. At June 30, 2010, we had no borrowings under the Amended Credit Agreement and had outstanding letters of credit of $6.6 million.

Convertible Senior Notes

On July 1, 2009, we adopted new accounting guidance relating to the Convertible Senior Notes which is more fully described in Note 1 – Summary of Significant Accounting Policies.

On October 22, 2007, we announced the termination of our merger agreement with Kohlberg Kravis Roberts & Co. (“KKR”) and GS Capital Partners VI Fund, L.P. (“GSCP”) and companies formed by investment

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

funds affiliated with KKR and GSCP. In connection with the termination agreement, we entered into a note purchase agreement on October 23, 2007, and we issued $400 million aggregate principal amount of the Convertible Senior Notes. The initial conversion rate is 9.6154 shares of our common stock per $1,000 principal amount of the Convertible Senior Notes (which is equal to an initial conversion price of approximately $104 per share). The conversion rate is subject to adjustment in specified circumstances described in the Indenture.

The Convertible Senior Notes are convertible at the option of the holders:

•

during any calendar quarter commencing after December 31, 2007, if the closing price of our common stock exceeds 130 percent of the conversion price for at least 20 trading days during any period of 30 consecutive trading days, ending on the last trading day of the preceding calendar quarter;

•

during the five business day period immediately after any five-day trading period in which the trading price per $1,000 principal amount of the Convertible Senior Notes for each day of the trading period was less than 98 percent of the product of (1) the closing price of our common stock on such date and (2) the conversion rate on such date;

•	upon the occurrence of specified corporate transactions that are described in the Indenture; or

•	at any time after June 30, 2012 until the close of business on the business day immediately prior to October 15, 2012.

Upon conversion, a holder will receive in respect of each $1,000 of principal amount of Convertible Senior Notes to be converted an amount in cash equal to the lesser of (a) $1,000 or (b) the conversion value, determined in the manner set forth in the Indenture. If the conversion value per Convertible Senior Note exceeds $1,000, we will also deliver, at our election, cash or common stock or a combination of cash and common stock for the conversion value in excess of $1,000. If not converted, the Convertible Senior Notes are due October 15, 2012.

Debt issuance costs of $4.8 million associated with this transaction were capitalized and are being amortized to interest expense in our Consolidated Statements of Operations over the term of the Convertible Senior Notes. The unamortized balance of debt issuance costs at June 30, 2010 and June 30, 2009 was $1.8 million and $2.6 million, respectively.

Covenants

The Indenture contains covenants, one of which requires us to calculate the ratio of Consolidated Total Debt to Consolidated EBITDA, as defined in the Indenture, each time we incur additional indebtedness, for the most recently ended four quarter period. On January 12, 2010, we entered into a supplemental indenture to the Indenture (the “Supplemental Indenture”) which amended this covenant. Under the Supplemental Indenture, we are now permitted to, without complying with the ratio of Consolidated Total Debt to Consolidated EBITDA of 3.25 to 1.00: (a) incur revolving extensions of credit under the Amended Credit Agreement, up to a maximum amount of $231.6 million, and (b) incur additional indebtedness, subject to a requirement to make a pro rata offer to purchase a principal face amount of the Convertible Senior Notes equal to 50 percent of the aggregate amount of such indebtedness so incurred, plus accrued and unpaid interest thereon. This prepayment obligation survives until the earlier to occur of (i) October 23, 2010 or (ii) the date on which less than $200 million in principal amount of Convertible Senior Notes are outstanding, subject in all instances to the satisfaction of certain conditions. In January 2010, prior to entering into the Supplemental Indenture, we paid down $222.5 million of outstanding debt under the Amended Credit Agreement, which amount represented the total outstanding borrowings at that time. At June 30, 2010, we were in compliance with all covenants under the Indenture, as amended, and we believe that we will be in compliance with these covenants for at least the next 12 months.

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

Registration Rights Agreement

On October 23, 2007, we entered into a Registration Rights Agreement requiring us to register the Convertible Senior Notes and the shares contingently issuable upon conversion of the Convertible Senior Notes. On October 23, 2008, we filed an automatically effective registration statement with the SEC to meet this requirement. We are required to keep the registration statement effective until the earlier of (a) such time as the Convertible Senior Notes and the shares contingently issuable under the Convertible Senior Notes (1) are sold under an effective registration statement or pursuant to Rule 144 of the Securities Act of 1933, (2) are freely transferable under Rule 144 more than one year following October 23, 2007, or (3) cease to be outstanding, and (b) five years and three months following October 23, 2007. In the event that we fail to keep the registration statement effective as required under the Registration Rights Agreement, additional interest will accrue on the Convertible Senior Notes at the rate of 0.25 percent per annum. We do not believe it is probable that we will fail to comply with the Registration Rights Agreement. Therefore, no liability for additional interest has been recorded.

Note 10 – Derivatives

We are exposed to market risk from changes in foreign currency exchange rates and interest rates, which could affect our operating results, financial condition and cash flows. We manage our exposure to these risks through our regular operating and financial activities and, when appropriate, through the use of derivative financial instruments. These derivative instruments are utilized to hedge economic exposures, as well as to reduce earnings and cash flow volatility resulting from shifts in market rates. We enter into limited types of derivative contracts, including foreign currency spot, forward and option contracts and an interest rate swap, to manage foreign currency and interest rate exposures. Our primary foreign currency exposure is the Euro. The fair market values of all our derivative contracts change with fluctuations in interest rates and currency rates and are designed so that any changes in their values are offset by changes in the values of the underlying exposures. Derivative financial instruments are held solely as risk management tools and not for trading or speculative purposes.

We record all derivative instruments as either assets or liabilities at fair value in our Consolidated Balance Sheets. Certain of these derivative contracts have been designated as cash flow hedges, whereby gains and losses are reported within AOCI in our Consolidated Balance Sheets, until the underlying transaction occurs, at which point they are reported in earnings as gains and losses in our Consolidated Statements of Operations. Certain of our derivatives, for which hedge accounting is not applied, are effective as economic hedges. These derivative contracts are required to be recognized each period at fair value, with gains and losses reported in earnings in our Consolidated Statements of Operations and therefore do result in some level of earnings volatility. The level of volatility will vary with the type and amount of derivative hedges outstanding, as well as fluctuations in the currency and interest rate markets during the period. The related cash flow impacts of all our derivative activities are reflected as cash flows from operating activities.

Derivatives, by their nature, involve varying degrees of market and credit risk. The market risk associated with these instruments resulting from currency exchange and interest rate movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. We do not believe there is significant risk of loss in the event of non-performance by the counterparties associated with these instruments, because these transactions are executed with a diversified group of major financial institutions. Furthermore, our policy is to contract only with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposure to such counterparties.

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

At June 30, 2010 and 2009, we had outstanding foreign exchange contracts which are summarized below:

	June 30, 2010		June 30, 2009
	Gross Notional Value	Fair Value Asset/ (Liability)(1)	Gross Notional Value	Fair Value Asset/ (Liability)(1)
Currency Hedged (Buy/Sell):
U.S. Dollar/Euro	$511,600	$25,852	$176,872	$(13,039)
Swiss Franc/U.S. Dollar	13,922	922	13,814	(52)
Euro/British Pound	7,343	(32)	5,614	6
Japanese Yen/Euro	6,786	137	6,225	(58)
Swiss Franc/Euro	9,282	772	4,835	(66)
Swedish Krona/Euro	5,389	7	5,452	65
Danish Krone/Euro	1,150	(1)	73,136	(4)
Canadian Dollar/U.S. Dollar			22,972	182
Other	4,528	(230)	6,891	(244)

Total	$560,000	$27,427	$315,811	$(13,210)

(1)	Represents the net receivable/(payable) included in our Consolidated Balance Sheets.

Cash Flow Hedges

We designate a portion of our foreign exchange contracts as cash flow hedges of foreign currency denominated purchases. As of June 30, 2010 and June 30, 2009, we had $511.6 million and $199.8 million of forward and option contracts maturing through June 2011 and June 2010, respectively, in various currencies to hedge foreign currency denominated assets. These contracts are recorded at fair value in the accompanying Consolidated Balance Sheets. The changes in fair value for these contracts on a spot to spot basis are reported in AOCI and are reclassified to either cost of sales or SG&A, depending on the nature of the underlying asset or liability that is being hedged, in our Consolidated Statements of Operations, in the period or periods during which the underlying transaction occurs. If it becomes apparent that an underlying forecasted transaction will not occur, the amount recorded in AOCI related to the hedge is reclassified to Other expenses, in our Consolidated Statements of Operations, in the then-current period. Amounts relating to such reclassifications were immaterial for the years ended June 30, 2010, 2009 and 2008.

Changes in the fair value of the derivatives are highly effective in offsetting changes in the cash flows of the hedged items because the amounts and the maturities of the derivatives approximate those of the forecasted exposures. Any ineffective portion of the derivative is recognized in the current period in our Consolidated Statements of Operations, in the same line item in which the foreign currency gain or loss on the underlying hedged transaction was recorded. No amount of ineffectiveness was recognized in our Consolidated Statements of Operations for the fiscal years ended June 30, 2010, 2009 and 2008 and all components of each derivative’s gain or loss, with the exception of forward points (see below), were included in the assessment of hedge ineffectiveness. At June 30, 2010 and 2009, the fair value of these contracts was a net asset of $21.5 million and a net liability of $11.3 million, respectively. The amount associated with these hedges that is expected to be reclassified from AOCI to earnings within the next 12 months is a loss of $17.0 million.

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

We elected to exclude forward points from the effectiveness assessment. At the end of the period we calculated the excluded amount, which is the fair value relating to the change in forward points that is recorded to current earnings as Miscellaneous, net in our Consolidated Statements of Operations. For the years ended June 30, 2010, 2009 and 2008, we recognized $0.1 million, $2.4 million and $0.6 million, respectively, in net gains related to the change in forward points.

Economic Hedges

When hedge accounting is not applied to derivative contracts, we recognize the gain or loss on the associated contracts directly in current period earnings in either other expense or cost of sales according to the underlying exposure in our Consolidated Statements of Operations as unrealized exchange gains/(losses). As of June 30, 2010 and 2009, we had $47.5 million and $116.0 million, respectively, of forward contracts maturing through November 2010 and February 2010, respectively, in various currencies to hedge foreign currency denominated intercompany loans and other foreign currency denominated assets. At June 30, 2010 and 2009, the fair value of these contracts was a liability of $1.6 million and $0.4 million, respectively. Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans and other foreign denominated assets in other non-operating income.

Interest Rate Risk Management

We have one interest rate swap contract with a notional amount of $21.7 million and $26.1 million at June 30, 2010 and 2009, respectively, to manage our interest rate exposure and effectively convert interest on an operating lease from a variable rate to a fixed rate. The objective of the swap is to offset changes in rent expenses caused by interest rate fluctuations. The interest rate swap contract is designated as a cash flow hedge. At the end of each reporting period, the discounted fair value of the swap contract is calculated and recorded in AOCI and reclassified to rent expense, within SG&A in our Consolidated Statements of Operations, in the then current period. If the hedge is determined to be ineffective, the ineffective portion will be reclassified from AOCI and recorded as rent expense, within SG&A. We recognized less than $0.1 million, zero and zero ineffectiveness in our Consolidated Statements of Operations for the fiscal years ended June 30, 2010, 2009 and 2008, respectively. All components of the derivative loss were included in the assessment of the hedges effectiveness in all periods presented. The amount associated with the swap contract that is expected to be recorded as rent expense in the next 12 months is a loss of $0.7 million.

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

The following tables provide a summary of the fair value amounts of our derivative instruments as of June 30, 2010 and 2009:

Fair Values of Derivative Instruments as of June 30, 2010 and 2009:

		Fair Value
	Balance Sheet Location	June 30, 2010	June 30, 2009
Derivatives Designated as Hedging Instruments, Gross:
Other assets:
Foreign exchange contracts	Other assets	$24,969	$1,065
Other liabilities:
Foreign exchange contracts	Other liabilities	3,429	12,328
Interest rate swap	Accrued liabilities	709	957
Interest rate swap	Other non-current liabilities	1,129	810

Total liabilities		5,267	14,095

Net asset (liability) for derivatives designated as hedging instruments		19,702	(13,030)

Economic Hedges, Gross:
Other assets:
Foreign exchange contracts	Other assets	6,223	88
Other liabilities:
Foreign exchange contracts	Other liabilities	325	1,696

Net asset (liability) for economic hedges:		5,898	(1,608)

Total net derivative asset (liability)		$25,600	$(14,638)

Derivatives Designated as Cash Flow Hedges

The following tables show derivative activity for derivatives designated as cash flow hedges for the years ended June 30, 2010 and 2009:

Derivatives Designated as Cash Flow Hedging Instruments For the Years Ended June 30, 2010 and 2009:

Derivative	Location of Derivative Gain/(Loss) Recognized in Income	Gain/(Loss) Recognized in OCI (Effective Portion)		Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion)		Gain/(Loss) from Amounts Excluded from Effectiveness Testing
		Years Ended June 30, 2010
		2010	2009	2010	2009	2010	2009	2010	2009
Foreign exchange contracts	Cost of sales	$27,967	$(5,355)	$(2,028)	$4,890	$—	$—	$19	$—
Foreign exchange contracts	SG&A	—	—	2,203	347	14	—	(231)	(71)
Foreign exchange contracts	Other expense	—	—	—	—	—	—	—	(1,160)
Interest rate swap	Rent expense	(983)	(2,666)	(827)	(51)	(8)	(6)	—	—

Total cash flow hedges		$26,984	$(8,021)	$(652)	$5,186	$6	$(6)	$(212)	$(1,231)

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

We recognized less than $0.1 million and zero amount of ineffectiveness in our Consolidated Statements of Operations for the years ended June 30, 2010 and 2009, respectively, and all components of each derivative’s gain or loss were included in the assessment of hedge ineffectiveness, with the exception of forward points.

Derivatives Designated as Economic Hedges

The following summarizes gains from our derivative instruments that are not designated as hedging instruments for the years ended June 30, 2010 and 2009:

Derivative	Location of Derivative Gain/(Loss)	Years Ended June 30,
		2010	2009
Foreign exchange contracts	Other expense	$3,357	—
Foreign exchange contracts	Cost of sales	$311	$(287)

Note 11 – Fair Value Measurements

Pursuant to the accounting guidance for fair value instruments, fair value is defined as the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. When determining the fair value measurements for assets and liabilities required to be permitted to be recorded at fair value, we consider the principal or most advantageous market in which it would transact and we consider assumptions that market participants would use when pricing the asset or liability

Fair Value Hierarchy

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

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

The following table provides the fair value hierarchy for assets and liabilities measured on a recurring basis:

	Fair Value at June 30, 2010			Fair Value at June 30, 2009
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Money market funds	$17,340	$—	$—	$17,937	$—	$—
Available-for-sale securities	1,555	—	—	1,358	—	—
Foreign exchange contracts	—	27,438	—	—	(12,871)	—
Interest rate swap	—	(1,838)	—	—	(1,767)	—

Total	$18,895	$25,600	$—	$19,295	$(14,638)	$—

The following describes the valuation methodologies we use to measure assets and liabilities accounted for at fair value on a recurring basis:

Money Market Funds and Available-for-Sale Securities: Money market funds and available-for-sale securities are classified as Level 1 as the fair value was determined from market quotes obtained from financial institutions in active markets.

Foreign Exchange Contracts: We use foreign exchange contracts to hedge market risks relating to possible adverse changes in foreign currency exchange rates. Our foreign exchange contracts were measured at fair value using Level 2 inputs. Such inputs include foreign currency exchange spot and forward rates for similar transactions in actively quoted markets.

Interest Rate Swap: We use an interest rate swap to hedge market risk relating to possible adverse changes in interest rates. We have elected to use the income approach to value our interest rate swap contract, which uses observable Level 2 inputs at the measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted). Level 2 inputs for the swap contract valuation are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR, for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates) at commonly quoted intervals, and credit risk. These key inputs, including the LIBOR cash rates for very short-term, futures rates for up to two years, and LIBOR swap rates beyond the derivative maturity are used to construct the swap yield curve and discount the future cash flows to present value at the measurement date. As the interest rate swap contract is a derivative asset, a credit default swap basis available at commonly quoted intervals has been collected from Bloomberg and applied to all cash flows. If the interest rate swap contract was determined to be a derivative liability, we would be required to reflect potential credit risk to lenders using a borrowing rate specific to our Company. See Note 10 – Derivatives, for further discussion regarding our derivative financial instruments.

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

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

The following table provides the fair value hierarchy for assets and liabilities measured on a non-recurring basis and the losses recorded during the periods presented:

	Fair Value at June 30, 2010
Description	Level 1	Level 2	Level 3	Total Losses for the Year Ended June 30, 2010	Total Losses for the Year Ended June 30, 2009
Assets
Equity method investments	$—	$—	$2,108	$(13,122)	$—
Goodwill	—	—	105,922	(12,292)	(317,743)
Long-lived assets	—	—	2,706	(1,189)	—

Total	$—	$—	$110,736	$(26,603)	$(317,743)

The following describes the valuation methodologies we use to measure financial and non-financial instruments accounted for at fair value on a non-recurring basis.

Equity Method Investments. Equity method investments are generally valued using a discounted cash flow model, comparative market multiples or a combination of both approaches as appropriate. These investments are generally included in Level 3.

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

Goodwill: Goodwill is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We estimate the fair value of each reporting unit using a discounted cash flow methodology. This requires us to use significant judgment including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, determination of our weighted average cost of capital, and relevant market data. This asset is included in Level 3. Refer to Note 8 – Goodwill for more information.

Long-lived Assets. Long-lived assets, including aircraft and real estate, are valued using the best information available, including quoted market prices or market prices for similar assets when available or internal cash flow estimates discounted at an appropriate interest rate or independent appraisals, as appropriate. For real estate, cash flow estimates are based on current market estimates that reflect current and projected lease profiles and available industry information about expected trends in rental, occupancy and capitalization rates. These assets are generally included in Level 3.

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

Note 12 – Leases

We have obligations under cancelable and non-cancelable capital and operating leases, primarily for land, office and manufacturing facilities. These leased assets are used in our operations where leasing offers advantages of operating flexibility and is less expensive than alternative types of funding. The following analysis represents property under capital leases:

	June 30,
	2010	2009
Capital lease assets	$6,294	$7,217
Less accumulated amortization	(4,884)	(5,345)

Capital lease assets, net	$1,410	$1,872

At June 30, 2010, we are obligated for the following minimum lease commitments under terms of non-cancelable lease agreements:

	Capital Leases	Operating Leases
2011	$380	$32,646
2012	373	30,835
2013	—	29,360
2014	—	25,104
2015	—	21,496
Thereafter	—	57,126

Total minimum lease payments	753	$196,567

Less: interest	(12)

Present value of minimum lease payments	$741

Operating lease expense was $40.9 million, $48.5 million and $50.5 million for each of the fiscal years ended June 30, 2010, 2009 and 2008, respectively.

Note 13 – Income Taxes

The tax provisions and analysis of effective income tax rates for the years ended June 30, 2010, 2009 and 2008 consisted of the following:

	Year Ended June 30,
	2010	2009	2008
Provision for Federal income taxes before credits at statutory rate	$17,177	$(185,014)	$38,223
State income taxes	(311)	195	260
Difference between Federal statutory rate and foreign effective rate	(11,893)	(4,429)	(25,365)
Goodwill impairment without tax benefit	2,028	77,886	—
Permanent differences	4,276	1,259	4,722
Tax benefit from export sales and U.S. production activities	—	—	(1,024)
Change in valuation allowance	4,767	9,699	(247)
Change in other tax liabilities	(857)	5,151	(1,497)
Difference between Federal and financial accounting for incentive stock option grants	1,009	1,005	1,164
Federal income tax credits	(9,397)	(11,843)	(2,750)
Other	1,811	(926)	178

Total income tax expense (benefit), net	$8,610	$(107,017)	$13,664

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

Income tax expense (benefit) from continuing operations for the years ended June 30, 2010, 2009 and 2008 consisted of the following:

	Year Ended June 30,
	2010	2009	2008
Current:
Federal	$(3,875)	$2,430	$2,194
State	(370)	300	400
Foreign	9,379	2,769	23,169

Current income tax expense	5,134	5,499	25,763
Deferred:
Federal	9,695	(63,287)	(14,453)
Foreign	(6,219)	(49,355)	(2,967)

Deferred income tax expense (benefit)	3,476	(112,642)	(17,420)
Excess tax benefits from share-based payment arrangements	—	126	5,321

Total income tax expense (benefit), net	$8,610	$(107,017)	$13,664

Deferred taxes are recorded based upon differences between the financial statement basis and tax basis of assets and liabilities and available tax loss and credit carryforwards.

At June 30, 2010 and 2009, deferred taxes consisted of the following:

	June 30,
Assets/(Liabilities)	2010	2009
Federal tax credits	$239,860	$215,378
Inventory costing differences	10,360	12,809
Capitalized research and development	84,759	51,082
U.S. tax loss carryforward	7,454	61,527
Foreign tax loss and credit carryforwards	29,962	31,191
Non-qualified stock options—GAAP deductions	15,511	12,134
Other assets and other allowances	71,188	63,488

Deferred tax asset, gross	459,094	447,609
Less valuation allowance	(135,148)	(118,610)

Deferred tax asset, net of valuation allowance	323,946	328,999
Gross deferred tax liability from fixed asset depreciation	—	(3,465)
Unrepatriated foreign earnings	(41,338)	—
Foreign statutory accounting	(4,733)	—
Interest expense on deferred note	(13,073)	(18,257)

Deferred tax liability, gross	(59,144)	(21,722)

Net deferred tax asset	$264,802	$307,277

Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $264.8 million is more likely than not based on expectations as to future taxable income in the jurisdictions in which we operate and available tax planning strategies that could be implemented if necessary to prevent a carryforward from expiring. We have Federal research credit, alternative minimum tax credit and foreign income tax credit carryforwards valued at $31.4 million, $1.7 million and $72.3 million, respectively, at June 30, 2010. The research credit carryforward will begin to expire in 2021. The alternative minimum tax credit does not

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

expire. The foreign tax credit will begin to expire in 2013. A $134.3 million valuation allowance has been recorded for U. S. Federal foreign tax credits. Additionally, we have a German net operating loss carryforward valued at $24.8 million that will not expire and other foreign tax loss carryforwards and credits before valuation allowance of $5.1 million that do not expire. A valuation allowance of $0.8 million has been established for certain of the foreign net operating loss carryforwards. Management believes the results of future operations will generate sufficient taxable income to realize the net deferred tax asset. The tax expense within discontinued operations for fiscal year 2010 includes an expense of $35 million relating to tax on previously permanently reinvested earnings. We intend to repatriate a portion of these earnings, as a result of the sale of the QNX Entities and therefore have recorded a deferred income tax liability associated with the eventual repatriation to the USA in a subsequent period. We also have earnings of foreign subsidiaries where we have not provided U.S. Federal or foreign withholding taxes on foreign subsidiary undistributed earnings as of June 30, 2010, because these foreign earnings are intended to be permanently reinvested. Such earnings would be subject to U.S. taxation if repatriated to the U.S. Determination of the amount of unrecognized deferred tax liability associated with the permanently reinvested cumulative undistributed earnings is not practicable.

Effective July 1, 2007, we adopted accounting guidance relating to “Accounting for Uncertainty in Income Taxes.” The guidance clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in our consolidated financial statements of tax positions taken or expected to be taken in a tax return. For tax benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. The cumulative effect of applying the recognition and measurement provisions upon adoption of the guidance resulted in a decrease of $7.2 million of unrealized tax benefits to our balance of $31.2 million. This reduction was included as an increase to the July 1, 2007 balance of retained earnings.

Changes in the total amount of gross unrecognized tax benefits are as follows:

	2010	2009
Balance at July 1	$14,001	$9,529
Increases based on tax positions related to the current year	455	5,599
Increases identified during the current year related to prior years	6,576	—
Decreases due to tax positions of prior fiscal years	(175)	(832)
Change due to foreign currency translation	(297)	(295)

Balance at June 30	$20,560	$14,001

The unrecognized tax benefits at June 30, 2010 are permanent in nature and, if recognized, would reduce our effective tax rate. However, our federal, certain state and certain non-U.S. income tax returns are currently under various stages of audit or potential audit by applicable taxing authorities and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Our material tax jurisdictions are Germany and the United States.

The tax years subject to examination in Germany are fiscal years 2005 through the current year. The tax years subject to examination in the United States are fiscal years 2006 through the current year. While we expect the amount of unrecognized tax benefits to change, we are unable to quantify the change at this time.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2010, the amount accrued for interest and penalties was $2.0 million.

Cash paid for Federal, state and foreign income taxes were $2.3 million, $3.5 million, and $128.8 million, during fiscal years ended June 30, 2010, 2009 and 2008, respectively.

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

Accrued income taxes payable was $3.9 million and $21.5 million at June 30, 2010 and 2009, respectively.

A net deferred tax asset of $21.9 million and $247.6 million was recorded in other current assets and deferred taxes, long-term, respectively, in our Consolidated Balance Sheet at June 30, 2010. A net tax deferred liability of $4.7 million was recorded in other non-current liabilities in our Consolidated Balance Sheet at June 30, 2010. A net deferred tax asset of $32.2 million and $275.1 million was recorded in other current assets and deferred taxes, long-term, respectively, in our Consolidated Balance Sheet at June 30, 2009.

We generated pre-tax income (loss) from continuing operations from our domestic operations of $11.8 million, $(253.7) million and $(28.5) million during the fiscal years ended June 30, 2010, 2009 and 2008, respectively.

We generated (loss)/income from foreign operations before income taxes of $37.3 million, $(274.9) million, and $137.7 million from our international operations during the fiscal years ended June 30, 2010, 2009 and 2008, respectively.

Note 14 – Shareholders’ Equity and Share-Based Compensation

Preferred Stock

As of June 30, 2010 and 2009, we had no shares of preferred stock outstanding. We are authorized to issue 5 million shares of preferred stock, $0.01 par value.

Common Stock

We have 200 million authorized shares of common stock, $0.01 par value. At June 30, 2010 and 2009, we had 95,129,836 and 94,929,595 shares issued; 25,599,817 and 25,599,817 shares in treasury stock and 69,530,019 and 69,329,778 shares outstanding (net of treasury stock), respectively.

Issuance of Common Stock

On June 23, 2009, we completed a public offering of 10,667,000 shares of our common stock at the offering price of $18.75 per share, less a 4.75 percent underwriting discount, and received cash proceeds of $189.8 million, net of expenses of $0.7 million. Approximately $0.1 million was recorded as an increase in our common stock and $189.7 million was recorded as an increase in additional paid-in capital in our Consolidated Balance Sheet at June 30, 2009.

Accelerated Share Repurchase

On October 30, 2007, we used the proceeds from the issuance and sale of the Convertible Senior Notes to repurchase and retire 4,775,549 shares of our common stock for a total purchase price of approximately $400 million from two financial institutions, under two separate accelerated share repurchase (“ASR”) agreements. These shares represented approximately seven percent of the then-outstanding shares of our common stock.

Each ASR was accounted for as a purchase of shares and a separate net-settled forward contract indexed to our stock. The forward contract was settled based on the difference between the volume weighted average price of our common stock over the financial institutions’ open market purchase period and the valuation at the time of the purchase of the shares. The open market purchase period represents the period of time over which the financial institutions were permitted to purchase shares in the open market to satisfy the borrowings of our common stock they made to execute the share purchase transactions. Settlement of the forward contracts was paid in shares, at our option. As a result, we received an additional 2,449,230 shares upon settlement of the ASR agreements. A total of 7,224,779 shares were purchased and retired as a result of the ASR agreements.

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

Share-Based Compensation

On June 30, 2010, we had one share-based plan with shares available for future grants, the Amended and Restated 2002 Stock Option and Incentive Plan ( the “2002 Plan”) which is described below. The compensation expense for share-based compensation was $21.3 million, $9.8 million and $23.1 million for the years ended June 30, 2010, 2009 and 2008, respectively. The total income tax benefit recognized in our Consolidated Income Statement for share-based compensation arrangements was $5.2 million, $1.2 million and $5.6 million for the years ended June 30, 2010, 2009 and 2008, respectively. Share-based compensation expense was higher for the year ended June 30, 2010 compared to the prior fiscal year, and was lower when compared to fiscal year 2008 due to stock option forfeitures recorded in connection with the retirement of senior executives in fiscal year 2009.

2002 Plan

The 2002 Plan permits the grant of stock options, stock appreciation rights, restricted stock and restricted stock units for up to 6,760,000 shares of our common stock. Shares may be issued as original issuances, treasury shares or a combination of both. We believe that such awards better align the interests of our employees with those of our stockholders. Option awards are granted with an exercise price equal to the market price of our stock on the date of the grant. The option awards generally vest over three to five years of continuous service commencing one year from the date of the grant and expire after ten years. At June 30, 2010, a total of 2,174,336 shares of common stock were available for grant under the 2002 Plan.

Restricted Stock Awards

A grant of restricted stock involves the immediate transfer of ownership of a specified number of shares of common stock with a “substantial risk of forfeiture” for a period of at least three years. A participant who receives a restricted stock grant is entitled immediately to voting, dividend and other share ownership rights associated with the underlying shares of common stock. At June 30, 2010, a total of 60,000 shares of restricted stock were outstanding, of which 51,000 shares were granted under the 2002 Plan and 9,000 shares were granted outside of the 2002 Plan.

Restricted Stock Units

A grant of restricted stock units involves an agreement by our Company to deliver a specified number of shares of common stock or cash to the participant when the award vests. A participant has no ownership or voting rights associated with the underlying shares of common stock. Our Board of Directors may, at its discretion, authorize the payment of dividend equivalents on the restricted stock units. During the third quarter of 2009, our Board of Directors suspended the dividend on our common stock indefinitely. At June 30, 2010, a total of 1,143,086 restricted stock units were outstanding, of which 1,130,223 restricted stock units were granted under the 2002 Plan and 12,863 restricted stock units were granted outside of the 2002 Plan.

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

1992 Incentive Plan

We also have options outstanding under our 1992 Incentive Plan. Shares under the 1992 Incentive Plan can be issued as original issuances or treasury shares or a combination of both. Options to purchase 116,400 shares

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

with expiration dates ranging from November 10, 2010 to November 8, 2012 are outstanding under our 1992 Incentive Plan. The 1992 Incentive Plan was approved by our stockholders and had no shares available for grant on June 30, 2010.

Excess Tax Benefits

We include the cash flows related to tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) as financing cash flows in our Consolidated Statements of Cash Flows, in accordance with GAAP. Excess tax benefits for the years ended June 30, 2010, 2009 and 2008, were zero, $0.1 million and $5.3 million, respectively.

Fair Value Determination

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions noted in the following table.

	Year Ended June 30,
	2010	2009	2008
Expected volatility	59.9 – 79.0%	42.0 – 72.6%	35.1% – 52.0%
Weighted-average volatility	68.9%	50.2%	40.7%
Expected annual dividend	—	—	$0.05
Expected term (in years)	1.86 – 3.98	1.89 – 6.51	1.69 – 6.71
Risk-free rate	0.61% – 2.19%	0.81% – 3.64%	1.80% – 5.01%

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

Stock Option Activity

A summary of option activity under our stock option plans for the year ended June 30, 2010 and changes during the year are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2009	2,612,982	60.87	7.20	$679
Granted	624,135	28.71
Exercised	(131,542)	19.65
Forfeited or expired	(274,406)	61.08

Outstanding at June 30, 2010	2,831,169	55.68	7.25	$2,716

Exercisable at June 30, 2010	1,117,587	$69.48	6.00	$987

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

The weighted-average grant-date fair value of options granted during the years ended June 30, 2010, 2009 and 2008 was $12.82, $11.18 and $21.44, respectively. The total intrinsic value of options exercised during the years ended June 30, 2010, 2009 and 2008 was $2.4 million, $0.4 million and $27.8 million, respectively.

Modification of Certain Stock Option Awards

Certain of the award agreements under the 2002 Plan state that vested options not exercised are forfeited upon termination of employment for any reason other than death or disability. However, such award agreements provide that the Compensation and Option Committee of our Board of Directors may extend the time period to exercise vested options 90 days beyond the employment termination date for certain employees. During fiscal year 2009 no extensions were granted. During the fiscal years ended June 30, 2010 and 2008, the Compensation and Option Committee used this authority. This action represented a modification of the terms or conditions of an equity award and therefore was accounted for as an exchange of the original award for a new award. During fiscal year 2010 and 2008, zero and $1.3 million, respectively of incremental share-based compensation cost was recognized for the excess of the fair value of the new award over the fair value of the original award immediately before the terms were modified.

Grant of Stock Options with Market Conditions

We granted 330,470 stock options containing a market condition to employees on March 21, 2008. The options vest three years from the date of grant based on a comparison of our total shareholder return (“TSR”) to a selected peer group of publicly listed multinational companies. TSR will be measured as the annualized increase in the aggregate value of a company’s stock price plus the value of dividends, assumed to be reinvested into shares of the company’s stock at the time of dividend payment. The base price to be used for the TSR calculation of $42.19 was the 20-day trading average from February 6, 2008 through March 6, 2008. The ending price to be used for the TSR calculation will be the 20-day trading average prior to and through March 6, 2011. The grant date fair value of $4.2 million was calculated using a combination of Monte Carlo simulation and lattice-based models. Share-based compensation expense for this grant was $1.4 million, $1.4 million and $0.5 million for the fiscal years ended June 30, 2010, 2009 and 2008, respectively.

Restricted Stock Awards

A summary of the status of our nonvested restricted stock awards as of June 30, 2010 and changes during the year ended June 30, 2010 is presented as follows:

	Shares	Weighted Average Grant-date Fair Value
Nonvested at July 1, 2009	86,992	$81.11
Granted	—	—
Vested	(26,992)	116.65
Forfeited	—	—

Nonvested at June 30, 2010	60,000	65.13

As of June 30, 2010, there was $0.5 million of total unrecognized compensation cost related to nonvested restricted stock-based compensation arrangements granted under the 2002 Plan. The weighted average recognition period is 1.25 years.

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

Restricted Stock Units

In January and September 2008, we granted 34,608 and 28,344 cash-settled restricted stock units, respectively, outside the 2002 Plan. These restricted stock units are accounted for as liability awards and are recorded at the fair value at the end of the reporting period in accordance with their vesting schedules. During the fiscal years ended June 30, 2010, 2009 and 2008 there were 19,213, 28,106 and 2,770, respectively, of these restricted stock units were settled at a cost of $0.8 million, $0.5 million and $0.1 million, respectively.

We granted 380,400 and 133,507 restricted stock units with performance conditions in the fiscal years ended June 30, 2010 and 2009, respectively, under the 2002 Plan. The restricted stock units vest three years from the date of grant based on attainment of certain performance targets in fiscal 2011. Compensation expense is recognized ratably over the three-year vesting period based on grant date fair value and our assessment of the probability that the performance targets will be met. We have recognized compensation expense based on our estimate of the probability of achieving the targets.

For the years ended June 30, 2010 and 2009, we also granted 388,856 and 369,677 restricted stock units, respectively, under the 2002 Plan that vest three years from the date of grant.

A summary of equity classified restricted stock unit activity as of and for the fiscal year ended June 30, 2010 is presented below:

Restricted Stock Units
Non-vested at June 30, 2009	506,064
Granted	769,256
Vested	(96,575)
Forfeited	(48,522)

Non-vested at June 30, 2009	1,130,223

At June 30, 2010 the aggregate intrinsic value of equity classified restricted stock units was $33.8 million. As of June 30, 2010, there was $18.1 million of total unrecognized compensation cost related to equity classified restricted stock unit compensation arrangements. The weighted average recognition period was 1.9 years.

Chief Executive Officer Special Enterprise Value Bonus

Our Chief Executive Officer (“CEO”) was granted a special bonus award in November 2007 (the “Special Bonus Award”). The award was to be settled in cash based on a comparison of Harman’s enterprise value at November 2012 to the enterprise value at the grant date in November 2007. This award is classified as a liability in our Consolidated Balance Sheet at June 30, 2009. The fair value of the Special Bonus Award is required to be measured each quarter using a Monte Carlo simulation model.

On September 1, 2009, pursuant to the terms of an amendment to the CEO’s employment letter agreement, the Special Bonus Award was cancelled and replaced with the right to an annual equity award for fiscal years 2011 through 2013 (the “Annual Equity Grant”). On September 1, 2009, both time based vesting and performance based vesting restricted stock units were granted to the CEO pursuant to the terms of the Annual Equity Grant. The replacement of the Special Bonus Award with the awards granted pursuant to the Annual Equity Grant was accounted for as a modification of an existing award. As a result of this modification, during the first quarter of fiscal year 2010, approximately $0.5 million was reclassified from a liability to additional paid-in capital in our Consolidated Balance Sheet and $0.5 million was recognized as compensation expense within SG&A in our Consolidated Statement of Operations in the same reporting period and is therefore included in our results for the year ended June 30, 2010.

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

Note 15 – Restructuring

We announced a restructuring program in June 2006 designed to increase efficiency in our manufacturing, engineering and administrative organizations. The implementation of this program has continued through fiscal year 2010, as we expanded our restructuring actions to improve global footprint, cost structure, technology portfolio, human resources and internal processes.

In fiscal year 2010, we announced the relocation of certain manufacturing activities from the United Kingdom to Hungary, a consolidation and optimization of our manufacturing capabilities in China and a reorganization of our portable navigation device (“PND”) business in Germany, which resulted in our exit of the PND distribution channel. In fiscal year 2009, programs initiated included the closure of the Woodbury, New York facility and numerous headcount reductions across our business units to reduce excess capacity due to decreased sales. The most significant of these programs were in Germany, Austria, the United Kingdom, Sweden and various locations in the United States. We additionally completed the transition of our corporate headquarters from Washington, D.C. to Stamford, CT. In fiscal year 2008 we announced plant closings in Northridge, California and Martinsville, Indiana and closed a plant in South Africa and a small facility in Massachusetts.

In the fiscal year ended June 30, 2010, we recognized $13.0 million for our restructuring program, primarily within SG&A in our Consolidated Statement of Operations, of which $10.3 million related to employee termination benefits. Cash paid for these initiatives was $45.5 million. In addition, we recognized $4.9 million of accelerated depreciation and inventory provisions in our Consolidated Statement of Operations, primarily within cost of sales.

In the fiscal year ended June 30, 2009, we recognized $89.4 million for our restructuring program, primarily within SG&A in our Consolidated Statement of Operations, of which $74.5 million related to employee termination benefits. Cash paid for these initiatives was $46.2 million. In addition, we recognized $10.3 million of accelerated depreciation primarily within cost of sales in our Consolidated Statement of Operations.

Below is a rollforward of our restructuring accrual for the three years ended June 30, 2010, 2009 and 2008:

	Year Ended June 30,
	2010	2009	2008
Beginning liability, July 1	$76,871	$35,331	$7,527
Expense	12,994	89,370	41,026
Utilization(1)	(49,267)	(47,830)	(13,222)

Ending liability, June 30	$40,598	$76,871	$35,331

(1)	Includes cash payments and the effects of foreign currency translation.

Restructuring expenses by reporting segment are as follows and include accruals for new programs as noted above plus revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Year Ended June 30,
	2010	2009	2008
Automotive	$2,785	$51,488	$22,214
Consumer	7,574	13,250	5,807
Professional	2,191	16,369	8,884
Other	444	8,263	4,121

Total expense	12,994	89,370	41,026
Accelerated depreciation and inventory provisions	4,880	10,305	4,033

Total	$17,874	$99,675	$45,059

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

Note 16 – Retirement Benefits

Plan Descriptions

Retirement savings plan

We provide a Retirement Savings Plan for certain employees in the United States. Under the plan, employees may contribute up to 50 percent of their pretax compensation subject to certain limitations. Each business unit will make a safe harbor non-elective contribution in an amount equal to three percent of a participant’s eligible contribution. Each business unit may make a matching contribution of up to three percent (50 percent on the first six percent of an employee’s tax-deferred contribution) and, upon approval of our Board of Directors, a profit sharing contribution. Matching and profit sharing contributions vest at a rate of 25 percent for each year of service with the employer, beginning with the second year of service. Effective January 1, 2009, we suspended the matching and safe harbor non-elective contributions for these plans. The employer matching contribution has been reinstated as of January 1, 2010. Approval for the profit sharing contribution is requested from our Board of Directors at the end of each fiscal year. Management did not request approval for the profit sharing contribution for the fiscal year ended June 30, 2009, therefore no amount has been accrued for fiscal year 2010. Expenses related to the Retirement Savings Plan for the years ended June 30, 2010 and 2008 were $3.7 million and $13.4 million, respectively. For the fiscal year ended June 30, 2009 income of $1.7 million was recorded representing the matching and safe harbor non-elective contributions for these plans through January 1, 2009 offset by the fiscal year 2008 reversal of profit sharing accrual in September 2008, as the contribution was not approved by our Board of Directors.

Pension benefits

We provide defined pension benefits to certain eligible employees. The measurement date used for determining pension benefits is the last day of our fiscal year, June 30. We have certain business units in Europe that maintain defined benefit pension plans for many of our current and former employees. The coverage provided and the extent to which the retirees’ share in the cost of the program vary by business unit. Generally, plan benefits are based on age, years of service and average compensation during the final years of service. In the United States, we have a SERP that provides retirement, death and termination benefits, as defined in the SERP, to certain key executives designated by our Board. The majority of our defined benefit plans do not have contractual or legal statutes which specify minimum funding requirements. We are in compliance with all existing contractual obligations and legal statutes. Our expenses related to the SERP for the years ended June 30, 2010, 2009 and 2008 were $7.4 million, $6.2 million and $7.1 million, respectively.

During fiscal year 2011, we expect to contribute amounts to the defined benefit pension plans necessary to cover required disbursements. The benefits that we expect to pay in each fiscal year from 2011 to 2015 are $7.0 million, $7.3 million, $8.2 million, $8.4 million and $8.7 million, respectively. The aggregate benefits we expect to pay in the five fiscal years from 2016 to 2020 are $47.2 million.

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

Summary Plan Results

The following is a reconciliation of the benefit obligations, plan assets and funded status of the plans as well as the amounts recognized in our Consolidated Balance Sheet as of and for the fiscal years ended June 30, 2010 and 2009:

	Year Ended June 30,
	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$128,890	$130,674
Service cost	2,165	2,185
Interest cost	7,585	7,449
Actuarial loss/(gain)	23,107	4,671
Effects of settlements and curtailments	758	805
Benefits paid	(9,598)	(9,879)
Foreign currency exchange rate changes	(8,576)	(7,015)

Benefit obligation at end of year	$144,331	$128,890

Change in plan assets:
Fair value of assets at beginning of year	$—	$—
Employer contributions	9,598	9,879
Benefits paid	(9,598)	(9,879)
Foreign currency exchange rate changes	—	—

Fair value of assets at end of year	$—	$—

Reconciliation of funded status:
Funded status	$(144,331)	$(128,890)
Unrecognized prior service cost	10,078	11,485
Unrecognized net loss	31,586	10,394

Accrued pension cost	$(102,667)	$(107,011)

Accrued liabilities	$(7,030)	$(7,703)
Other non-current liabilities	(137,301)	(121,187)
AOCI	41,664	21,879

Accrued pension cost	$(102,667)	$(107,011)

Amounts recognized in AOCI for the fiscal years ended June 30, 2010 and 2009 are as follows:

	Year Ended June 30,
	2010	2009
Amounts recorded in AOCI
Prior service cost	$10,078	$11,485
Net actuarial loss	31,586	10,394

	41,664	21,879
Income tax benefits related to above items	(14,244)	(8,058)

Total recognized in AOCI	$27,420	$13,821

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

The estimated amount that will be amortized from AOCI into net periodic benefit cost in fiscal year 2011 is as follows:

Amounts expected to be recognized in net periodic benefit cost
Recognized net actuarial loss (gain)	$2,213
Amortization of prior service cost (credit)	1,407

Total	$3,620

Amounts for pension plans with accumulated benefit obligations in excess of fair value of plan assets as of June 30, 2010 and 2009 are as follows:

	Year Ended June 30,
	2010	2009
Projected benefit obligation	$144,331	$128,890
Accumulated benefit obligation	130,258	118,563

Presented below are the components of net periodic benefit costs for the fiscal years ended June 30, 2010, 2009 and 2008:

	Year Ended June 30,
	2010	2009	2008
Components of net periodic benefit cost:
Service cost	$2,165	$2,185	$2,529
Interest cost	7,585	7,449	7,153
Amortization of prior service cost	1,407	1,625	4,152
Amortization of net loss	1,122	(101)	1,349
Effect of settlements and curtailments	1,452	947	—

Net periodic benefit cost	$13,731	$12,105	$15,183

Plan Assumptions

The following table presents the assumptions used to determine our benefit obligations and net periodic pension and other postretirement benefit costs:

Year Ended June 30,
	2010	2009	2008
Assumptions:
Weighted average rates used to determine benefit obligations at June 30:
Range of discount rates for pension plans	4.50% – 5.00%	6.00% – 6.25%	5.50% – 6.73%
Range of rates of compensation increase for pension plans	2.5% – 4.0%	2.5% – 4.0%	2.0% – 4.0%
Weighted average rates used to determine net periodic benefit cost at June 30:
Range of discount rates for pension plans	4.50% – 6.17%	6.00% – 6.25%	5.50% – 6.73%
Range of rates of compensation increase for pension plans	2.5% – 4.0%	2.5% – 4.0%	2.0% – 4.0%

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

As of June 30, 2010 a globally consistent method of setting the discount rate has been adopted, where yield curves are developed from yields on actual Aa-rated corporate bonds across the full maturity spectrum, referring to ratings provided by Moody’s, Standard & Poor’s, Fitch, and Dominion Bond Rating Service (DBRS), supplemented with additional yield information where needed. We discount the expected future benefit payments of each plan using the appropriate yield curve based on the currency of payment of benefits, to develop a single-point discount rate matching each plan's payout structure. Prior to June 30, 2010, a similar approach was followed, using yields for German federal bonds and Euro denominated bonds provided by Deutsche Bundesbank, and spot yields on corporate bonds published in the Citigroup Pension Liability Index.

Note 17 – Business Segment Data

We design, manufacture and market high-quality, high fidelity audio products and electronic systems for the automotive, consumer and professional markets. Our chief operating decision maker evaluates performance and allocates resources based on net sales, operating income and working capital in each of the reporting segments.

We report our business on the basis of four segments. Our Automotive, Consumer and Professional segments are based on the end-user markets we serve. Our fourth segment includes the results of Other, which includes compensation, benefit and occupancy costs for corporate employees. We previously included the operating results of the QNX Entities in our Other segment. On June 1, 2010 we sold the QNX Entities and the operating results for prior periods are now reported as discontinued operations. Refer to Note 2 – Discontinued Operations for more information.

Automotive

Our Automotive segment designs, manufactures and markets audio, electronic and infotainment systems for vehicle applications to be installed primarily as original equipment by automotive manufacturers. Our Automotive products are marketed worldwide under brand names including JBL, Infinity, Mark Levinson, Harman/Kardon, Logic 7, Lexicon and Becker. Our premium branded audio, video, navigation and infotainment systems are offered to automobile manufacturers through engineering and supply agreements. See Note 22 – Significant Customer for more information.

Consumer

Our Consumer segment designs, manufactures and markets a wide-range of mid- to high-end audio, video and digital storage systems for home, multimedia and mobile applications. Our Consumer products feature some of the world’s most recognized audio brands, including AKG, Harman/Kardon, Infinity, JBL, Selenium and Mark Levinson. Our loudspeaker and electronic products are offered through audio specialty and retail chain stores. Our branded products for computer and multimedia applications are focused on retail customers with products designed to enhance sound for computers, Apple’s iPod® and similar devices.

Professional

Our Professional segment designs, manufactures and markets an extensive range of loudspeakers, power amplifiers, digital signal processors, microphones, headphones and mixing consoles used by audio professionals in concert halls, stadiums, airports, houses of worship and other public spaces. We also provide high-quality products to the sound reinforcement, music instrument support and broadcast and recording segments of the professional audio market. We offer complete systems solutions for professional installations and users around the world. Our Professional products are marketed globally under brand names including JBL Professional, AKG, Crown, Soundcraft, Lexicon, Revel, Mark Levinson DigiTech, dbx, BSS, Selenium and Studer.

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

The following table reports net sales, operating income (loss), assets, goodwill, capital expenditures and depreciation and amortization by each reporting segment from continuing operations:

	Year Ended June 30,
	2010	2009	2008
Net sales:
Automotive	$2,467,972	$2,004,837	$2,929,269
Consumer	373,047	356,489	515,075
Professional	522,736	492,876	627,289
Other	673	693	726

Total	$3,364,428	$2,854,895	$4,072,359

Operating income (loss):
Automotive	$88,113	$(439,957)	$114,786
Consumer	(5,026)	(49,939)	(3,811)
Professional	75,179	44,363	87,912
Other	(72,711)	(58,279)	(66,720)

Total	85,555	(503,812)	132,167

Discontinued operations	9,483	(5,462)	6,326

Total	$95,038	$509,274	$138,493

Assets:
Automotive	$1,492,479	$1,269,261	$1,743,504
Consumer	265,002	187,752	248,017
Professional	333,177	284,238	347,762
Other	465,557	660,270	371,154

Total	2,556,215	2,401,521	2,710,437
Discontinued operations	—	71,976	92,534

Total	$2,556,215	$2,473,497	$2,802,971

Goodwill:
Automotive	$6,127	$—	$314,690
Consumer	30,686	—	17,112
Professional	69,109	42,200	51,843
Other	—	—	—

Total	105,922	42,200	383,645
Discontinued operations	—	39,677	52,802

Total	$105,922	$81,877	$436,447

Capital expenditures:
Automotive	$40,770	$59,494	$116,919
Consumer	2,940	3,885	7,350
Professional	11,060	10,377	12,894
Other	5,263	5,366	1,550

Total	60,033	79,122	138,721
Discontinued operations	167	728	213

Total	$60,170	$79,850	$138,934

Depreciation and amortization:
Automotive	$112,812	$413,210	$117,709
Consumer	6,073	31,342	10,907
Professional	17,828	15,764	16,700
Other	3,233	3,313	3,226

Total	139,946	463,529	148,542
Discontinued operations	911	14,387	3,800

Total	$140,865	$478,020	$152,342

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

During the fiscal year ended June 30, 2010, we recorded goodwill impairment charges of $12.3 million in our Automotive segment. During the fiscal year ended June 30, 2009 we recorded goodwill impairment charges of $295.1 million in our Automotive segment and $22.6 million in our Consumer segment. Refer to Note 8 – Goodwill for more information.

Below we present sales, long-lived assets and net assets by geographic area as of and for the years ended June 30, 2010, 2009 and 2008. Net sales are attributable to geographic areas based upon the location of the customer.

	Year Ended June 30,
	2010	2009	2008
Net sales:
U.S.	$678,384	$541,469	$913,405
Germany	1,380,246	1,236,209	1,741,557
Other Europe	623,219	548,272	666,363
Other	682,579	528,945	751,034

Total	$3,364,428	$2,854,895	$4,072,359

Long-lived assets:
U.S.	$390,522	$448,696	$522,375
Germany	267,536	329,955	587,301
Other Europe	191,554	113,442	129,403
Other	32,624	29,359	40,015

Total	882,236	921,452	1,279,094
Discontinued operations	—	45,723	84,796

Total	$882,236	$967,175	$1,363,890

Net Assets
U.S.	$55,548	$22,716	$38,525
Germany	540,547	487,636	750,612
Other Europe	455,449	393,211	440,724
Other	83,438	57,528	88,980

Total	1,134,982	961,091	1,318,841
Discontinued operations	—	46,827	63,267

Total	$1,134,982	$1,007,918	$1,382,108

Note 18 – Merger costs

On October 22, 2007, we announced the termination of our merger agreement with KKR and GSCP and companies formed by investment funds affiliated with KKR and GSCP. During the fiscal year ended June 30, 2008, we incurred $13.8 million of legal and advisory services expenses associated with the termination of the merger, which is included in SG&A in our Consolidated Statement of Operations.

Note 19 – Commitments and Contingencies

At June 30, 2010, we were subject to legal claims and litigation arising in the ordinary course of business, including the matters described below. The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial condition or results of operations.

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

The complaint alleged that the defendants omitted to disclose material adverse facts about Harman’s financial condition and business prospects. The complaint contended that had these facts not been concealed at the time the merger agreement with KKR and GSCP was entered into, there would not have been a merger agreement, or it would have been at a much lower price, and the price of our common stock therefore would not have been artificially inflated during the Class Period. The Kim Plaintiff alleged that, following the reports that the proposed merger was not going to be completed, the price of our common stock declined, causing the plaintiff class significant losses.

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

On January 16, 2008, the Kim Plaintiff filed an amended complaint. The amended complaint, which extended the Class Period through January 11, 2008, contended that, in addition to the violations alleged in the original complaint, Harman also violated Sections 10(b) and 20(a) of the 1934 Act and Rule 10b-5 promulgated thereunder by “knowingly failing to disclose “significant problems” relating to its PND sales forecasts, production, pricing, and inventory” prior to January 14, 2008. The amended complaint claimed that when “Defendants revealed for the first time on January 14, 2008 that shifts in PND sales would adversely impact earnings per share by more than $1.00 per share in fiscal 2008,” that led to a further decline in our share value and additional losses to the plaintiff class.

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

Siemens vs. Harman Becker Automotive Systems GmbH

In October 2006, Harman Becker Automotive Systems GmbH (“Harman Becker”) received notice of a complaint filed against it by Siemens AG with the Regional Court in Düsseldorf in August 2006 alleging that certain of Harman Becker’s infotainment products, including both radio receiver and Bluetooth hands free telephony functionality, infringe upon a patent owned by Siemens AG. In November 2006, Harman Becker filed suit with the German Federal Patent Court in Munich to nullify the claims of this patent. Siemens AG subsequently assigned this patent to Continental Automotive GmbH (“Continental”).

On August 14, 2007, the court of first instance in Düsseldorf ruled that the patent in question had been infringed and ordered Harman Becker to cease selling the products in question in Germany, and to compile and submit data to Siemens AG concerning its prior sales of such products. Harman Becker appealed that ruling.

Despite the pending appeal, Siemens AG provisionally enforced the ruling against Harman Becker. Accordingly, in December 2007, Harman Becker ceased selling aftermarket products covered by the patent in Germany, and submitted the required data to Siemens AG.

On June 4, 2008, the German Federal Patent Court nullified all relevant claims of Siemens AG’s patent. As a result, Harman Becker resumed selling the affected products, and Siemens AG suspended further attempts to

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

enforce the patent. Siemens AG also requested that Harman Becker suspend its appeal of the Düsseldorf court’s ruling of infringement until the German Federal Patent Court’s nullity ruling became final. Harman Becker consented to this suspension. Harman Becker received the written decision of the German Federal Patent Court on August 18, 2008, and Siemens AG subsequently appealed the decision to the German Federal Supreme Court.

Harman Becker entered into settlement agreements with Siemens AG and Continental on May 27, 2010 and May 31, 2010, respectively. Pursuant to the terms of the settlement agreements, Continental withdrew the infringement claim and Harman Becker withdrew its invalidity suit and each party agreed to bear its own costs and legal fees. Pursuant to the terms of the settlement agreement, Continental granted Harman Becker and its affiliated entities, a non-exclusive, worldwide, royalty-free and perpetual license to the patent at issue.

Automotive Supply Arrangements

We have arrangements with our automotive customers to provide products that meet predetermined technical specifications and delivery dates. In the event that we do not satisfy the performance obligations under these arrangements, we may be required to indemnify the customer. We accrue for any loss that we expect to incur under these arrangements when that loss is probable and can be reasonably estimated. For the years ended June 30, 2010, 2009 and 2008, we incurred $11.7 million, $9.2 million and $0.6 million, respectively, of costs relating to delayed delivery of product to an automotive customer. An inability to meet performance obligations on automotive platforms to be delivered in future periods could adversely affect our results of operations and financial condition in future periods.

Note 20 – Investment in Joint Venture

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

On July 1, 2009 we adopted new accounting guidance which recharacterized the minority interest to a noncontrolling interest and changed presentation requirements in our Consolidated Financial Statements. Refer to Note 1 – Summary of Significant Accounting Policies for more information.

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

As a result of this transaction, we determined that we were no longer the primary beneficiary of the joint venture and therefore deconsolidated the joint venture and recorded an investment of $2.8 million in our Consolidated Balance Sheets which is being accounted for under the equity method. Our remaining 25 percent equity interest was measured at fair value using a weighted application of the cost, market and income valuation

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

techniques. The deconsolidation of Harman Navis resulted in an overall loss of $13.1 million which is included in our Consolidated Statement of Operations as loss on deconsolidation of variable interest entity for the fiscal year ended June 30, 2010. The loss resulted primarily from the difference between the fair value of the consideration received for the disposal of our equity interest and the net asset value of the joint venture that was deconsolidated.

In addition to the guaranteed royalty discussed above, we also agreed to pay Navis to perform certain engineering development work which will continue post-deconsolidation. We may enter into similar arrangements to support our future product development needs. Navis is considered a related party.

Note 21 – Related Party Transactions

From time to time we enter into transactions with related parties. In December 2009, we entered into a three-year agreement for engineering and software development services with Neusoft Corporation (“Neusoft”), a Shanghai exchange listed technology solutions provider. A member of our Board of Directors is the Chairman and Chief Executive Officer of Neusoft.

On April 20, 2010, our subsidiary, Innovative entered into an asset purchase and business transfer agreement (the “Asset Purchase Agreement”) with Neusoft Technology Solutions GmbH (“Neusoft Technology”), which is a subsidiary of Neusoft for the sale of certain tangible assets located at Innovative’s facility in Hamburg, Germany. This transaction closed on June 1, 2010. As part of the Asset Purchase Agreement, Innovative and Neusoft Technology entered into a five-year agreement for engineering and software development services related to Innovative’s vehicle navigation business (the “Services Agreement”). Under the terms of the Asset Purchase Agreement, Innovative transferred at closing certain tangible assets and employment relationships to Neusoft Technology and received consideration of €6 million. Our subsidiary, Harman Becker and Neusoft Europe AG, a subsidiary of Neusoft, are guarantors under the terms of the Asset Purchase Agreement and the Services Agreement.

Note 22 – Significant Customers

Presented below are the percentages of net sales to and net accounts receivable due from customers who represent ten percent or more of our net sales or net accounts receivable from continuing operations for the periods presented:

	Net Sales		Accounts Receivable, Net
	Year Ended June 30,		June 30,
	2010	2009	2010	2009
BMW	18%	15%	13%	14%
Audi/Volkswagen	14%	15%	13%	13%
Daimler	8%	9%	10%	10%
Other customers	60%	61%	64%	63%

Total	100%	100%	100%	100%

Harman International Industries, Incorporated and Subsidiaries

(Dollars in thousands, except per-share data and unless otherwise indicated)

Note 23 – Quarterly Summary of Operations (unaudited)

The following is a summary of operations by quarter for fiscal years 2010, 2009 and 2008:

	Three Months Ended
	September 30	December 31	March 31	June 30	Total
Fiscal Year 2010
Net sales	$748,428	$928,273	$837,011	$850,716	$3,364,428
Gross profit	192,227	251,635	217,632	223,664	885,158
Income (loss) from continuing operations attributable to Harman International Industries, Incorporated, net of income taxes	(11,576)	13,396	14,921	18,437	35,178
Income (loss) from discontinued operations, net of income taxes	2,103	2,703	3,339	115,446	123,591
Net (loss) income	(9,473)	16,099	18,260	133,883	158,769
Earnings (loss) per share from continuing operations attributable to Harman International Industries, Incorporated, net of income taxes:
Basic	(0.17)	0.19	0.21	0.26	0.50
Diluted	(0.17)	0.19	0.21	0.26	0.50
Earnings (loss) per share from discontinued operations, net of income taxes:
Basic	0.03	0.04	0.05	1.64	1.76
Diluted	0.03	0.04	0.05	1.63	1.75
Earnings (loss) per share:
Basic	(0.14)	0.23	0.26	1.90	2.25
Diluted	(0.14)	0.23	0.26	1.88	2.24

Fiscal Year 2009
Net sales	$859,864	$746,176	$588,906	$659,949	$2,854,895
Gross profit	234,310	169,046	105,620	136,374	645,350
Income (loss) from continuing operations attributable to Harman International Industries, Incorporated, net of income taxes	18,641	(309,213)	(71,609)	(60,164)	(422,345)
Income (loss) from discontinued operations, net of income taxes	2,348	(9,918)	2,844	(4,433)	(9,159)
Net (loss) income	20,989	(319,131)	(68,765)	(64,597)	(431,504)
Earnings (loss) per share from continuing operations attributable to Harman International Industries, Incorporated, net of income taxes:
Basic	0.32	(5.27)	(1.21)	(1.01)	(7.19)
Diluted	0.32	(5.28)	(1.22)	(1.01)	(7.19)
Earnings (loss) per share from discontinued operations, net of income taxes:
Basic	0.04	(0.17)	0.05	(0.07)	(0.16)
Diluted	0.04	(0.17)	0.05	(0.07)	(0.16)
Earnings (loss) per share:
Basic	0.36	(5.44)	(1.16)	(1.09)	(7.34)
Diluted	0.36	(5.44)	(1.16)	(1.09)	(7.34)

Fiscal Year 2008
Net sales	$938,057	$1,055,308	$1,022,387	$1,056,607	4,072,359
Gross profit	257,447	292,794	253,111	274,298	1,077,650
Income (loss) from continuing operations attributable to Harman International Industries, Incorporated, net of income taxes	35,556	39,224	(6,202)	27,388	95,966
Income (loss) from discontinued operations, net of income taxes	973	1,981	670	2,133	5,757
Net (loss) income	36,529	41,205	(5,532)	29,521	101,723
Earnings (loss) per share from continuing operations attributable to Harman International Industries, Incorporated, net of income taxes:
Basic	0.54	0.64	(0.11)	0.47	1.56
Diluted	0.54	0.63	(0.11)	0.47	1.54
Earnings (loss) per share from discontinued operations, net of income taxes:
Basic	0.02	0.03	0.01	0.04	0.09
Diluted	0.02	0.03	0.01	0.04	0.09
Earnings (loss) per share:
Basic	0.56	0.67	(0.10)	0.51	1.65
Diluted	0.56	0.66	(0.10)	0.51	1.64

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

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

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Part III is incorporated by reference to our Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 11.	Executive Compensation.

The information required by Item 11 of Part III is incorporated by reference to our Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Part III is incorporated by reference to our Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Part III is incorporated by reference to our Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 of Part III is incorporated by reference to our Proxy Statement for the 2010 Annual Meeting of Stockholders.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

We will furnish you, without charge, a copy of any exhibit upon written request. Written requests to obtain any exhibit should be sent to Harman’s Secretary at 400 Atlantic Street, 15th Floor, Stamford, CT 06901.

The following consolidated financial statements are filed as part of this report under “Part II, Item 8 – Financial Statements and Supplementary Data”:

Page
Financial Statements:
Management’s Report on Internal Control over Financial Reporting	45
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	46
Report of Independent Registered Public Accounting Firm	47
Consolidated Balance Sheets as of June 30, 2010 and 2009	48
Consolidated Statements of Operations for the years ended June 30, 2010, 2009 and 2008	49
Consolidated Statements of Cash Flows for the years ended June 30, 2010, 2009 and 2008	50
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended June 30, 2010, 2009 and 2008	51
Notes to Consolidated Financial Statements.	52

Financial Statement Schedules:
Schedule II—Consolidated Valuation and Qualifying Accounts and Reserves.	111
(Schedules I, III, IV and V are not applicable and have therefore been omitted.)

Exhibit Index to 10-K

Exhibit No.	Exhibit Description
3.1	Restated Certificate of Incorporation of Harman International Industries, Incorporated, as amended. (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 and hereby incorporated by reference)

3.2	By-Laws of Harman International Industries, Incorporated, as amended, dated February 6, 2008. (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 and hereby incorporated by reference)

4.1	Rights Agreement, dated as of December 13, 1999, by and between Harman International Industries, Incorporated and ChaseMellon Shareholder Services, L.L.C., as rights agent (including a Form of Certificate of Designation of Series A Junior Participating Preferred Stock, a Form of Right Certificate and a Summary of Rights to Purchase Preferred Stock). (filed as Exhibit 4.1 to the Form 8A filed with the Commission on December 16, 1999 and hereby incorporated by reference)

4.2	Amendment No. 1, dated as of April 26, 2007, to the Rights Agreement, dated as of December 13, 1999, by and between Harman International Industries, Incorporated and Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services, L.L.C.), as rights agent. (filed as Exhibit 4.1 to the Registration Statement on Form 8-A/A filed with the Commission on April 27, 2007 and hereby incorporated by reference)

4.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Harman International Industries, Incorporated, dated January 11, 2000. (filed as Exhibit 4.3 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and hereby incorporated by reference)

Exhibit No.	Exhibit Description
4.4	Indenture, related to the 1.25% Convertible Senior Notes due 2012, dated as of October 23, 2007, between Harman International Industries, Incorporated and Wells Fargo Bank, National Association, as trustee (including the form of 1.25% Convertible Senior Note due 2012). (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on October 25, 2007 and hereby incorporated by reference)

4.5	Supplemental Indenture, dated as of January 12, 2010, to the Indenture dated as of October 23, 2007, between Harman International Industries, Incorporated and Wells Fargo Bank, National Association (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on January 13, 2010 and hereby incorporated by reference)

4.6	Registration Rights Agreement, dated as of October 23, 2007, between Harman International Industries, Incorporated, KKR I-H Limited, GS Capital Partners VI Fund L.P., GS Capital Partners VI Parallel, L.P., GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI GmbH & Co. KG, Citibank, N.A. and HSBC USA Inc. (filed as Exhibit 4.2 to the Current Report on Form 8-K filed with the Commission on October 25, 2007 and hereby incorporated by reference).

10.1	Note Purchase Agreement, dated October 22, 2007, by and among Harman International Industries, Incorporated, KKR I-H Limited, GS Capital Partners VI Fund L.P., GS Capital Partners VI Parallel, L.P., GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI GmbH & Co. KG, Citibank, N.A. and HSBC USA Inc. and, for limited purposes, Kohlberg Kravis Roberts & Co. L.P. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on October 25, 2007 and hereby incorporated by reference)

10.2	Second Amended and Restated Multi-Currency, Multi-Option Credit Agreement, dated March 31, 2009, among Harman International Industries, Incorporated, Harman Holding GmbH & Co. KG, and the several lenders and agents from time to time parties thereto. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and hereby incorporated by reference)

10.3	Guarantee and Collateral Agreement, dated March 31, 2009, among Harman International Industries, Incorporated, Harman Holding GmbH & Co. KG, certain subsidiaries of the Company parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the several lenders from time to time parties to the Second Amended and Restated Multi-Currency, Multi-Option Credit Agreement. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and hereby incorporated by reference)

10.4	First Amendment, dated as of June 15, 2009, to the Second Amended and Restated Multi-Currency, Multi-Option Credit Agreement, dated as of March 31, 2009, between Harman International Industries, Incorporated, Harman Holding GmbH & Co. KG, the Lenders parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on June 15, 2009 and hereby incorporated by reference)

10.5	Second Amendment, dated as of May 5, 2010, to the Second Amended and Restated Multi-Currency, Multi-Option Credit Agreement, dated as of March 31, 2009, between Harman International Industries, Incorporated, Harman Holding GmbH & Co. KG, the Lenders parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on June 6, 2010 and hereby incorporated by reference)

10.6	Harman International Industries, Incorporated 1992 Incentive Plan, as amended and restated. (filed as Exhibit B to the 1999 Proxy Statement and hereby incorporated by reference)**

10.7	Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive Plan. (filed as Appendix A to the 2008 Proxy Statement and hereby incorporated by reference)**

Exhibit No.	Exhibit Description
10.8	Form of Nonqualified Stock Option Agreement for Non-Officer Directors under the Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan. (filed as Exhibit 10.11 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and hereby incorporated by reference)**

10.9	Form of Incentive Stock Option Agreement for Officers and Key Employees under the Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on August 22, 2005 and hereby incorporated by reference)**

10.10	Form of Nonqualified Stock Option Agreement for Officers and Key Employees under the Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on August 22, 2005 and hereby incorporated by reference)**

10.11	Form of Restricted Stock Agreement for Officers and Key Employees under the Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan. (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on August 22, 2005 and hereby incorporated by reference)**

10.12	Form of Nonqualified Performance Stock Option Agreement for Officers and Key Employees under the Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and hereby incorporated by reference)**

10.13	Form of Nonqualified Stock Option Agreement, related to the Stock Option Award, between Harman International Industries, Incorporated and Dinesh Paliwal. (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on May 9, 2007 and hereby incorporated by reference)**

10.14	Form of Restricted Stock Agreement, related to the Restricted Stock Award, between Harman International Industries, Incorporated and Dinesh Paliwal. (filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the Commission on May 9, 2007 and hereby incorporated by reference) **

10.15	Form of Restricted Stock Agreement, related to the Inducement Stock Award, between Harman International Industries, Incorporated and Dinesh Paliwal. (filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the Commission on May 9, 2007 and hereby incorporated by reference)**

10.16	Form of Restricted Stock Agreement, related to the Equity Replacement Award, between Harman International Industries, Incorporated and Dinesh Paliwal. (filed as Exhibit 10.6 to the Current Report on Form 8-K filed with the Commission on May 9, 2007 and hereby incorporated by reference)**

10.17	Form of Restricted Share Unit Agreement, related to the RSU Replacement Award, between Harman International Industries, Incorporated and Dinesh Paliwal. (filed as Exhibit 10.7 to the Current Report on Form 8-K filed with the Commission on May 9, 2007 and hereby incorporated by reference)**

10.18	Form of Restricted Share Unit Agreement, related to the Restricted Share Unit Award, between Harman International Industries, Incorporated and Dinesh Paliwal. (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on December 4, 2007 and hereby incorporated by reference)**

10.19	Form of Performance Based Restricted Share Unit Agreement for Officers and Key Employees under the Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive Plan. (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference) **

Exhibit No.	Exhibit Description
10.20	Form of Restricted Share Unit Agreement for Officers and Key Employees under the Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive Plan. (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference) **

10.21	Form of Restricted Share Unit Agreement for Non-Officer Directors under the Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive Plan. (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference) **

10.22	Form of Restricted Share Unit Agreement, related to Dinesh Paliwal’s annual equity awards, under the Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive Plan. (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference) **

10.23	Form of Nonqualified Stock Option Agreement, related to Dinesh Paliwal’s annual equity awards, under the Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive Plan. (filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference) **

10.24	Restricted Share Unit Agreement between Harman International Industries, Incorporated and Dinesh Paliwal, related to a January 2008 award. (filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference) **

10.25	Restricted Share Unit Agreement between Harman International Industries, Incorporated and Dinesh Paliwal, related to a September 2008 award under the Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive Plan. (filed as Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference) **

10.26	Restricted Share Unit Agreement between Harman International Industries, Incorporated and Herbert Parker, related to a September 2008 award. (filed as Exhibit 10.12 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference) **

10.27	Time-Based Restricted Share Unit Agreement between Harman International Industries, Incorporated and Dinesh Paliwal, related to a September 2009 award under the Amended and Restated Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan (filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the Commission on September 1, 2009 and hereby incorporated by reference)**

10.28	Performance-Based Restricted Share Unit Agreement between Harman International Industries, Incorporated and Dinesh Paliwal, related to a September 2009 award under the Amended and Restated Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan (filed as Exhibit 10.6 to the Current Report on Form 8-K filed with the Commission on September 1, 2009 and hereby incorporated by reference)**

10.29	Harman International Industries, Incorporated Management Incentive Compensation Plan. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on December 21, 2007 and hereby incorporated by reference)**

10.30	Harman International Industries, Incorporated Supplemental Executive Retirement Plan, as amended and restated as of October 1, 1999. (filed as Exhibit 10.27 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and hereby incorporated by reference)**

Exhibit No.	Exhibit Description
10.31	Amendment No. 1 to the Harman International Industries, Incorporated Supplemental Executive Retirement Plan, dated September 24, 2002. (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 and hereby incorporated by reference)**

10.32	Form of Benefit Agreement under the Supplemental Executive Retirement Plan. (filed as Exhibit 10.14 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and hereby incorporated by reference)**

10.33	Harman International Industries, Inc. Deferred Compensation Plan, effective June 1, 1997. (filed as Exhibit 4 to the Registration Statement on Form S-8 filed with the Commission on June 9, 1997, and hereby incorporated by reference)**

10.34	Amendment No. 1 to the Harman International Industries, Inc. Deferred Compensation Plan dated October 1, 1999. (filed as Exhibit 10.46 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and hereby incorporated by reference)**

10.35	Amendment No. 2 to the Harman International Industries, Inc. Deferred Compensation Plan, effective December 16, 2003. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 and hereby incorporated by reference)**

10.36	Letter Agreement, dated May 8, 2007, between Harman International Industries, Incorporated and Dinesh Paliwal. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on May 9, 2007 and hereby incorporated by reference) **

10.37	Amendment to Letter Agreement, dated November 29, 2007, between Harman International Industries, Incorporated and Dinesh Paliwal. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on December 4, 2007 and hereby incorporated by reference)**

10.38	Amendment to Letter Agreement, dated December 31, 2008 between Harman International Industries, Incorporated and Dinesh Paliwal. (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference)**

10.39	Amended and Restated Severance Agreement between Harman International Industries, Incorporated and Dinesh Paliwal dated December 31, 2008. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference)**

10.40	Amendment to Letter Agreement, dated September 1, 2009, between Harman International Industries, Incorporated and Dinesh Paliwal (filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the Commission on September 1, 2009 and hereby incorporated by reference)**

10.41	Summary of equity awards granted to Mr. Paliwal and Mr. Parker in September 2008. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and hereby incorporated by reference)**

10.42	Letter Agreement, dated May 2, 2008, between Harman International Industries, Incorporated and Herbert Parker. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on May 6, 2008 and hereby incorporated by reference)**

10.43	Employment Agreement, dated January 11, 2008, between Harman International Industries, Incorporated and John Stacey. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and hereby incorporated by reference)**

10.44	Employment Agreement, dated May 30, 2008, between Harman Management GmbH and Klaus Blickle. (filed as Exhibit 10.37 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and hereby incorporated by reference)**

Exhibit No.	Exhibit Description
10.45	Letter Agreement, dated August 8, 2008, between Harman International Industries, Incorporated and Jennifer Peter. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on August 21, 2008 and hereby incorporated by reference)**

10.46	Letter Agreement, dated August 22, 2008, between Harman International Industries, Incorporated and Todd Suko. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and hereby incorporated by reference)**

10.47

Amended and Restated Severance Agreement between Harman International Industries, Incorporated and Herbert Parker dated December 22, 2008. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference)**

10.48	Letter Agreement, dated January 9, 2009, between Harman International Industries, Incorporated and Sachin Lawande. (filed as Exhibit 10.13 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference)**

10.49	Letter Agreement, dated January 9, 2009, between Harman International Industries, Incorporated and David Slump. (filed as Exhibit 10.14 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference)**

10.50	Form of Severance Agreement between Harman International Industries, Incorporated and Blake Augsburger, David Karch, Sachin Lawande, David Slump, John Stacey and Todd Suko (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and hereby incorporated by reference)**

10.51	Form of Severance Agreement between Harman International Industries, Incorporated, and each of Herbert Parker, Blake Augsburger, David Karch, Sachin Lawande, David Slump, John Stacey and Todd Suko (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on April 26, 2010 and hereby incorporated by reference)**

10.52	Share Purchase Agreement, dated as of April 9, 2010, among Harman International Industries, Incorporated, Harman Holding GmbH & Co. KG, Research In Motion Corporation, 2236008 Ontario Inc. and Research In Motion Limited (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on April 14, 2010 and hereby incorporated by reference)

21.1	Subsidiaries of Harman International Industries, Incorporated. +

23.1	Consent of KPMG LLP. +

31.1	Certification of Dinesh Paliwal filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

31.2	Certification of Herbert Parker filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

32.1	Certification of Dinesh Paliwal and Herbert Parker filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

99.1	Form of Indemnification Letter Agreement with Directors and Executive Officers (filed as Exhibit 99.1 to the Current Report on Form 8-K filed with the Commission on February 13, 2009 and hereby incorporated by reference)

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Calculation Linkbase.*

101.DEF	XBRL Taxonomy Definition Linkbase.*

101.LAB	XBRL Taxonomy Label Linkbase.*

Exhibit No.	Exhibit Description

101.PRE	XBRL Presentation Linkbase.*

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following financial information formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended June 30, 2010, 2009 and 2008, (ii) Consolidated Balance Sheets at June 30, 2010 and June 30, 2009, (iii) Consolidated Statements of Cash Flows for the years ended June 30, 2010, 2009 and 2008, (iv) Consolidated Statements of Shareholders’ Equity and Comprehensive Income and (v) Notes to Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

**	Management contract, compensatory plan or arrangement.
+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED

Date: August 5, 2010	By:	/S/ DINESH PALIWAL
Dinesh Paliwal
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated below.

/S/ DINESH PALIWAL Dinesh Paliwal	Chairman, President and Chief Executive Officer (Principal Executive Officer)	August 5, 2010

/S/ HERBERT PARKER Herbert Parker	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 5, 2010

/S/ JENNIFER PETER Jennifer Peter	Vice President and Chief Accounting Officer (Principal Accounting Officer)	August 5, 2010

/S/ BRIAN CARROLL Brian Carroll	Director	August 5, 2010

/S/ DR. HARALD EINSMANN Dr. Harald Einsmann	Director	August 5, 2010

/S/ RAJAT GUPTA Rajat Gupta	Director	August 5, 2010

/S/ ANN MCLAUGHLIN KOROLOGOS Ann McLaughlin Korologos	Director	August 5, 2010

/S/ DR. JIREN LIU Dr. Jiren Liu	Director	August 5, 2010

/S/ EDWARD MEYER Edward Meyer	Director	August 5, 2010

/S/ KENNETH REISS Kenneth Reiss	Director	August 5, 2010

/S/ HELLENE RUNTAGH Hellene Runtagh	Director	August 5, 2010

GARY STEEL Gary Steel	Director	August 5, 2010

Schedule II

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED

Valuation and Qualifying Accounts and Reserves

Year Ended June 30, 2010, 2009 and 2008

(in thousands)

Classification	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Year ended June 30, 2008
Allowance for doubtful accounts(1)	$6,040	5,457	358	4,773	7,082

Year ended June 30, 2009
Allowance for doubtful accounts(1)	$7,082	8,935	(471)	3,914	11,632

Year ended June 30, 2010
Allowance for doubtful accounts(1)	$11,632	560	(1,077)	3,082	8,063

(1)	Amounts exclude the allowance for doubtful accounts of our QNX business, which was sold in June 2010 and classified as discontinued operations in our consolidated financial statements.

Harmon International Industries, Incorporated

2009 Form 10-K Annual Report

Exhibit Document

The following exhibits are attached hereto. See Part IV of this Annual Report on Form 10-K for a complete list of exhibits.

Exhibit No.	Exhibit Description
21.1	Subsidiaries of Harman International Industries, Incorporated.

23.1	Consent of KPMG LLP.

31.1	Certification of Dinesh Paliwal filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Herbert Parker filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dinesh Paliwal and Herbert Parker filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Calculation Linkbase.*

101.DEF	XBRL Taxonomy Definition Linkbase.*

101.LAB	XBRL Taxonomy Label Linkbase.*

101.PRE	XBRL Presentation Linkbase.*

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following financial information formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended June 30, 2010, 2009 and 2008, (ii) Consolidated Balance Sheets at June 30, 2010 and June 30, 2009, (iii) Consolidated Statements of Cash Flows for the years ended June 30, 2010, 2009 and 2008, (iv) Consolidated Statements of Shareholders’ Equity and Comprehensive Income and (v) Notes to Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.