Form 10-Q
period 2010-09-30
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2010-11-03
CIK 800459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 31, 2010, 69,570,498 shares of common stock, par value $.01, were outstanding.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

Form 10-Q

September 30, 2010

The page numbers in this Table of Contents reflect actual page numbers, not EDGAR page tag numbers.

References to “Harman International”, the “Company”, “we”, “us”, and “our” in this Form 10-Q refer to Harman International Industries, Incorporated and its subsidiaries, unless the context requires otherwise.

Harman International, the Harman International logo, and the Harman International products and brand names referred to herein are either the trademarks or the registered trademarks of Harman International. All other trademarks are the property of their respective owners.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You should not place undue reliance on these statements. Forward-looking statements include information concerning possible or assumed future results of operations, cash flows, capital expenditures, the outcome of pending legal proceedings and claims, goals and objectives for future operations, including descriptions of our business strategies and purchase commitments from customers. These statements are typically identified by words such as “believe,” “anticipate,” “expect,” “plan,” “intend,” “estimate,” “should,” “will” and similar expressions. We base these statements on particular assumptions that we have made in light of our industry experience, as well as our perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read and consider the information in this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. In light of these risks and uncertainties, we cannot assure you that the results and events contemplated by the forward-looking statements contained in, or incorporated by reference into, this report will in fact transpire.

You should carefully consider the risks described below and the other information in this report because they identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Our operating results may fluctuate significantly and may not meet our expectations or those of securities analysts or investors. The price of our stock would likely decline if this occurs. Factors that may cause fluctuations in our operating results include, but are not limited to, the following:

•	our ability to maintain profitability in our automotive division if there are delays in our product launches which may give rise to significant penalties and increased engineering expense;

•	the loss of one or more significant customers, or the loss of a significant platform with an automotive customer;

•	warranty obligations for defects in our products;

•	fluctuations in currency exchange rates, particularly with respect to the value of the U.S. Dollar and the Euro;

•

our ability to successfully implement our global footprint initiative, including achieving cost reductions and other benefits in connection with the restructuring of our manufacturing, engineering, procurement and administrative organizations;

•	the inability of our suppliers to deliver products at the scheduled rate and disruptions arising in connection therewith;

•	our ability to attract and retain qualified senior management and to prepare and implement an appropriate succession plan for our critical organizational positions;

•	our failure to implement and maintain a comprehensive disaster recovery program;

•	our failure to comply with governmental rules and regulations, including the Foreign Corrupt Practices Act and U.S. export control laws, and the cost of compliance with such laws;

•	our ability to maintain a competitive technological advantage through innovation and leading product designs;

•	acceptance of our mid-platform infotainment systems by original equipment manufacturers and consumers;

•	the outcome of pending or future litigation and other claims, including, but not limited to, the current stockholder and Employee Retirement Income Security Act of 1974 lawsuits;

•	our ability to enforce or defend our ownership and use of intellectual property rights; and

•	our ability to achieve the intended benefits and anticipated savings of our STEP Change cost reduction initiatives.

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

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

(In thousands)

	September 30, 2010 (Unaudited)	June 30, 2010
Assets
Current assets
Cash and cash equivalents	$567,676	$645,570
Short-term investments	81,804	—
Receivables, net	551,402	517,092
Inventories, net	439,206	353,123
Other current assets	155,473	158,194

Total current assets	1,795,561	1,673,979
Property, plant and equipment, net	436,821	421,949
Goodwill	114,650	105,922
Deferred tax assets, long-term	229,979	247,602
Other assets	116,510	106,763

Total assets	$2,693,521	$2,556,215

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$376	$463
Short-term debt	4,467	13,472
Accounts payable	391,941	382,985
Accrued liabilities	387,873	363,261
Accrued warranties	119,134	99,329
Income taxes payable	7,057	3,941

Total current liabilities	910,848	863,451
Convertible senior notes	366,652	362,693
Other senior debt	953	1,209
Other non-current liabilities	194,799	193,970

Total liabilities	1,473,252	1,421,323

Preferred stock	—	—
Common stock	952	952
Additional paid-in capital	896,772	892,129
Accumulated other comprehensive income	57,012	3,666
Retained earnings	1,313,103	1,285,715
Less: Common stock held in treasury	(1,047,570)	(1,047,570)

Total equity	1,220,269	1,134,892

Total liabilities and equity	$2,693,521	$2,556,215

See accompanying Notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2010	2009
Net sales	$836,946	$748,428
Cost of sales	612,375	556,200

Gross profit	224,571	192,228

Selling, general and administrative expenses	181,825	196,325

Operating income (loss)	42,746	(4,097)

Other expenses:
Interest expense, net	6,146	9,563
Miscellaneous, net	1,527	1,244

Income (loss) from continuing operations before income taxes	35,073	(14,904)
Income tax expense (benefit), net	7,685	(5,003)

Income (loss) from continuing operations, net of income taxes	27,388	(9,901)
Income from discontinued operations, net of income taxes	—	2,103

Net income (loss)	27,388	(7,798)
Less: Net income attributable to noncontrolling interest	—	1,675

Net income (loss) attributable to Harman International Industries, Incorporated	$27,388	$(9,473)

Net income (loss) from continuing operations attributable to Harman International Industries, Incorporated:
Income (loss) from continuing operations, net of income taxes	$27,388	$(9,901)
Less: Net income attributable to noncontrolling interest	—	1,675

Net income (loss) from continuing operations attributable to Harman International Industries, Incorporated	$27,388	$(11,576)

Earnings (loss) per share from continuing operations attributable to Harman International Industries, Incorporated:
Basic	$0.39	$(0.17)

Diluted	$0.39	$(0.17)

Earnings per share from discontinued operations:
Basic	$—	$0.03

Diluted	$—	$0.03

Earnings (loss) per share:
Basic	$0.39	$(0.14)

Diluted	$0.39	$(0.14)

Weighted average shares outstanding:
Basic	70,655	69,254

Diluted	71,094	69,254

See accompanying Notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2010	2009
Cash Flows from operating activities:
Net income (loss) attributable to Harman International Industries, Incorporated	$27,388	$(9,473)
Adjustments to reconcile net income (loss) attributable to Harman International Industries, Incorporated to net cash provided by operating activities:
Income from discontinued operations, net of income taxes	—	(2,103)
Depreciation and amortization	28,157	36,581
Deferred income tax benefit	(290)	(8,282)
Noncontrolling interest	—	1,675
Loss (gain) on disposition of assets	252	(20)
Share-based compensation	4,353	5,155
Non-cash interest expense	4,868	4,393
Changes in operating assets and liabilities:
Decrease (increase) in:
Receivables	1,693	(81,322)
Inventories	(58,878)	(22,449)
Other current assets	6,935	(511)
Increase (decrease) in:
Accounts payable	(16,782)	36,197
Accrued warranties	19,805	(17,171)
Accrued other liabilities	(37,122)	15,039
Income taxes payable	2,351	(10,906)
Other operating activities	(4,720)	4,225

Net cash from continuing operations used in operating activities	(21,990)	(48,972)
Net cash from discontinued operations used in operating activities	—	(2,643)

Net cash used in operating activities	(21,990)	(51,615)
Cash flows from investing activities:
Purchases of short-term investments	(81,804)	—
Acquisitions, net of cash received	(1,770)	—
Proceeds from asset dispositions	31	242
Capital expenditures	(11,550)	(3,748)
Other items, net	404	2,229

Net cash from continuing operations used in investing activities	(94,689)	(1,277)
Net cash from discontinued operations used in investing activities	—	(28)

Net cash used in investing activities	(94,689)	(1,305)
Cash flows from financing activities:
Net decrease in short-term borrowings	(9,573)	—
Net borrowings under revolving credit facility	—	(6,700)
Other increase in long-term debt	2,083	1,780
Share-based payment arrangements	306	407

Net cash used in financing activities	(7,184)	(4,513)

Effect of exchange rate changes on cash	45,969	11,237

Net decrease in cash and cash equivalents	(77,894)	(46,196)
Cash and cash equivalents at beginning of period	645,570	586,359

Cash and cash equivalents at end of period	$567,676	$540,163

Supplemental disclosure of cash flow information:
Interest paid	$354	$5,135
Income taxes paid	$1,636	$367

See accompanying Notes to the Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(In thousands, except per-share data and where otherwise noted)

(Unaudited)

Note 1 – Basis of Presentation

Basis of Presentation

References to “we,” “us,” “our,” the “Company” and “Harman” refer to Harman International Industries, Incorporated and its consolidated subsidiaries unless the context specifically requires otherwise.

Our unaudited, condensed consolidated financial statements at September 30, 2010 and for the three months ended September 30, 2010 and 2009, have been prepared pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (our “2010 Form 10-K”) and do not include all information and footnote disclosures included in our audited financial statements. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly, in all material respects, the consolidated financial condition, results of operations and cash flows for the periods presented. Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2011 due to seasonal, economic and other factors. Where necessary, information for prior periods has been reclassified to conform to the consolidated financial statement presentation for the corresponding periods in the current fiscal year.

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

These unaudited Condensed Consolidated Financial Statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in our 2010 Form 10-K.

Allowance for Doubtful Accounts: We reserve an estimated amount for accounts receivable that may not be collected. Methodologies for estimating the allowance for doubtful accounts are primarily based on specific identification of uncollectible accounts. Historical collection rates and customer credit worthiness are considered in determining specific reserves. At September 30, 2010 and June 30, 2010, we had $8.2 million and $8.1 million, respectively, reserved for possible uncollectible accounts receivable.

Discontinued Operations: The results of operations of businesses that have been sold are presented separately as Income from discontinued operations, net of income taxes, in our Condensed Consolidated Statement of Operations, in the current and prior periods, where applicable. Amounts in prior periods have been restated in the Notes to the Condensed Consolidated Financial Statements to reflect continuing operations. Refer to Note 19—Discontinued Operations for further information.

Note 2 – New Accounting Standards

Recently Adopted Accounting Standards

Variable Interest Entities: On July 1, 2010, we adopted the new accounting guidance issued by the Financial Accounting Standards Board (“FASB”) within Accounting Standards Codification (“ASC”) 810 “Consolidation” regarding certain amended provisions relating to the consolidation of variable interest entities (“VIE”). The amended provisions primarily include (i) amending the guidance for determining whether an entity is a VIE and (ii) amending the criteria for identification of the primary beneficiary of a VIE. The new provisions also require us to continually reassess whether we are the primary beneficiary of a VIE and require that we enhance our disclosures in the financial statements about our VIE relationships. The adoption of the new guidance did not have any impact on our financial condition or results of operations.

Transfers of Financial Assets: On July 1, 2010, we adopted the new accounting guidance issued by the FASB within Accounting Standards Update (“ASU”) 2009-16 “Transfers and Servicing (Topic 860): Accounting for the Transfers of Financial Assets” relating to the accounting for transfers of financial assets. The new guidance requires additional disclosures relating to the transparency of transfers of financial assets. The adoption of the new guidance did not have any impact on our financial condition or results of operations.

Multiple Element Revenue Arrangements: On July 1, 2010, we adopted the new accounting guidance issued by the FASB relating to the accounting for multiple element revenue arrangements issued in ASC 605-25 and ASC 985-707. The new guidance requires a vendor to allocate revenue to each standalone deliverable in arrangements involving multiple deliverables based on the relative selling price of each deliverable. It also changes the level of evidence of the standalone selling price required to separate deliverables by allowing a vendor to make its best estimate of the standalone selling price of deliverables when more objective evidence of selling price is not available. The new guidance also excludes sales of tangible products that contain essential software elements from the scope of revenue recognition for software arrangements. Because of these changes, revenue is recognized earlier for many revenue transactions involving multiple deliverables and sales of software enabled devices. The new guidance also requires additional disclosures relating to qualitative and quantitative information about a vendor’s revenue arrangements and about the significant judgments made about the application of the new guidance and any changes in those judgments or the application that may significantly affect the timing or amount of revenue recognition. The new guidance can be adopted on a prospective basis or in certain circumstances on a retrospective basis. We adopted the new guidance on a prospective basis and applied the new guidance to all arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. The adoption of the new guidance did not have any impact on our financial condition or results of operations.

Note 3 – Inventories, net

Inventories, net consist of the following:

	September 30, 2010	June 30, 2010
Finished goods	$170,278	$130,827
Work in process	77,051	59,196
Raw materials	191,877	163,100

Inventories, net	$439,206	$353,123

At September 30, 2010 and June 30, 2010, our inventory reserves were $83.9 million and $75.1 million, respectively.

Note 4 – Property, Plant and Equipment, net

Property, plant and equipment consist of the following:

	Estimated Useful Lives (in Years)	September 30, 2010	June 30, 2010
Land		$11,344	$10,370
Buildings and improvements	1-50	275,810	255,440
Machinery and equipment	3-20	948,992	880,364
Furniture and fixtures	3-10	30,347	28,137

Property, plant and equipment, gross		1,266,493	1,174,311
Less accumulated depreciation and amortization		(829,672)	(752,362)

Property, plant and equipment, net		$436,821	$421,949

Depreciation expense for the three months ended September 30, 2010 and 2009 was $26.4 million and $33.0 million, respectively.

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

Details of our accrued warranties are as follows:

	Three Months Ended September 30,
	2010	2009
Accrued warranties, June 30	$99,329	$116,673
Warranty expense	13,417	7,827
Warranty payments (cash or in-kind)	(4,098)	(29,845)
Other(1)	10,486	4,847

Accrued warranties, September 30	$119,134	$99,502

(1)	Other primarily represents foreign currency translation.

Note 6 – Earnings (Loss) Per Share

The following table presents the calculation of basic and diluted earnings (loss) per share of common stock outstanding:

	Three Months Ended September 30,
	2010		2009
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted Earnings (Loss) per Share:
Income (loss) from continuing operations, net of income taxes	$27,388	$27,388	$(9,901)	$(9,901)
Less: Net income attributable to noncontrolling interest	—	—	1,675	1,675

Net income (loss) from continuing operations attributable to Harman International Industries, Incorporated	27,388	27,388	(11,576)	(11,576)
Income from discontinued operations, net of income taxes	—	—	2,103	2,103

Net income (loss) attributable to Harman International Industries, Incorporated	$27,388	$27,388	$(9,473)	$(9,473)

Denominator for Basic and Diluted Earnings (Loss) per Share:
Weighted average shares outstanding	70,655	70,655	69,254	69,254
Employee stock options	—	439	—	—

Total weighted average shares outstanding	70,655	71,094	69,254	69,254

Earnings (Loss) per Share:
Net income (loss) from continuing operations attributable to Harman International Industries, Incorporated	$0.39	$0.39	$(0.17)	$(0.17)
Income from discontinued operations, net of income taxes	—	—	0.03	0.03

Net income (loss) attributable to Harman International Industries, Incorporated	$0.39	$0.39	$(0.14)	$(0.14)

Options to purchase 2,612,241 and 2,809,984 shares of our common stock with exercise prices ranging from $28.51 to $126.94 and $26.64 to $126.94 per share at September 30, 2010 and 2009, respectively, were outstanding and excluded from the computation of diluted earnings per share because they would have been antidilutive. In addition, restricted shares and restricted share units of 158,653 and 828,264 at September 30, 2010 and 2009, respectively, were outstanding and excluded from the computation of diluted earnings per share as they also would have been antidilutive.

We had $400 million of 1.25 percent convertible senior notes (the “Convertible Senior Notes”) outstanding at September 30, 2010 and June 30, 2010. The conversion terms of the Convertible Senior Notes will affect the calculation of diluted earnings per share if the price of our common stock exceeds the conversion price of the Convertible Senior Notes. The initial conversion price of the

Convertible Senior Notes is approximately $104 per share, subject to adjustment in specified circumstances as described in the Indenture governing the Convertible Senior Notes (the “Indenture”). Upon conversion, a holder of Convertible Senior Notes will receive an amount per Convertible Senior Note in cash equal to the lesser of $1,000 or the conversion value of the Convertible Senior Notes, determined in the manner set forth in the Indenture. If the conversion value exceeds $1,000, we will deliver $1,000 in cash and at our option, cash or common stock or a combination of cash and common stock for the conversion price in excess of $1,000. The conversion option is indexed to our common stock and therefore is classified as equity. The conversion option will not result in an adjustment to net income in calculating diluted earnings per share. The dilutive effect of the conversion option will be calculated using the treasury stock method. Therefore, conversion settlement shares will be included in diluted shares outstanding if the price of our common stock exceeds the conversion price of the Convertible Senior Notes. Refer to Note 8 – Debt for further information.

Note 7 – Goodwill

We test for impairment at the reporting unit level on an annual basis as of April 30th of every year and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The impairment test for goodwill is a two step process. The first step compares the fair value of each reporting unit to its carrying value, with the fair value of each reporting unit determined using established valuation techniques, specifically the market and income approaches. Should the results of the first step indicate that the fair value of a reporting unit is less than its carrying value, the second step of this test is conducted wherein the amount of any impairment is determined by comparing the implied fair value of goodwill in a reporting unit to the recorded amount of goodwill for that reporting unit. The implied fair value of goodwill is calculated as the excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities. Should the fair value of the goodwill so calculated be less than the carrying value, an impairment is recorded. The annual impairment test conducted as of April 30, 2010 indicated that the fair value of each reporting unit was in excess of its carrying value and, as such, no impairment was deemed to exist and therefore we did not recognize any goodwill impairment charges in the three months ended September 30, 2010.

During the three months ended September 30, 2009, we recognized $3.0 million of goodwill associated with the acquisition of Innovative Systems GmbH (“Innovative”) in a prior year. This contingent purchase price consideration was recorded in our Automotive segment. The annual goodwill impairment test conducted in April 2009 indicated that no goodwill was supportable at that time in our Automotive segment and, as a result, we recorded a goodwill impairment charge of $3.0 million in the three months ended September 30, 2009, which is recorded within Selling, general & administrative expenses (“SG&A”) in our Condensed Consolidated Statement of Operations. The contingent purchase price consideration associated with the acquisition of Innovative continues indefinitely unless we or the sellers exercise a buyout option within six months from September 1, 2010.

Note 8 – Debt

Short Term Borrowings

At September 30, 2010 and June 30, 2010, we had $4.5 million and $13.5 million of short-term borrowings outstanding, respectively, and we maintained lines of credit of $15.1 million and $13.6 million in the aggregate, respectively, in Germany, Austria and Hungary.

Amended Credit Agreement

We are party to a second amended and restated multi-currency, multi-option credit agreement dated March 31, 2009, with a group of banks, as amended (the “Amended Credit Agreement”), which is more fully described in our 2010 Form 10-K. At September 30, 2010, we had a total borrowing capacity of $231.6 million under the Amended Credit Agreement, with $6.5 million of outstanding borrowings consisting of outstanding letters of credit and $225.1 million of available borrowing capacity.

The Amended Credit Agreement contains financial and other covenants that are more fully described in our 2010 Form 10-K. If we do not meet the forecast in our budgets, we could violate our debt covenants and, absent a waiver from our lenders or an amendment to our Amended Credit Agreement, we could be in default under the Amended Credit Agreement. As a result, our debt under the Amended Credit Agreement could become due, which would have a material adverse effect on our financial condition and results of operations. A default under the Amended Credit Agreement could also lead to an event of default under the Indenture, as amended and the acceleration of the Convertible Senior Notes. As of September 30, 2010, we were in compliance with all the financial covenants of the Amended Credit Agreement. We believe we will be in compliance with these covenants for at least the next 12 months.

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

The term of the Guarantee and Collateral Agreement corresponds with the term of the Amended Credit Agreement, which matures on December 31, 2011. Under the terms of this Guarantee and Collateral Agreement, we have effectively guaranteed the payment of the full amount of borrowings under the Amended Credit Agreement, including outstanding letters of credit, upon maturity. The potential amount of future payments that we would be required to pay under the Guarantee and Collateral Agreement is the amount that we have borrowed under the Amended Credit Agreement, including outstanding letters of credit. At September 30, 2010, we had no borrowings under the Amended Credit Agreement and had outstanding letters of credit of $6.5 million.

Convertible Senior Notes

We had $400 million of Convertible Senior Notes outstanding at September 30, 2010 and June 30, 2010 which were issued on October 23, 2007 (the “Issuance Date”) and are due on October 15, 2012. The Convertible Senior Notes were issued at par and we pay interest at a rate of 1.25 percent per annum on a semiannual basis. The initial conversion rate on the Convertible Senior Notes is 9.6154 shares of our common stock per $1,000 principal amount of the Convertible Senior Notes (which is equal to an initial conversion price of approximately $104 per share). The conversion rate is subject to adjustment in specified circumstances described in the Indenture.

Accounting guidance issued by the FASB requires the issuer of convertible debt instruments with cash settlement features to account separately for the liability and equity components of the instrument. Under this guidance, the debt is recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate at the time of issuance and the equity component is recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability, net of taxes. The reduced carrying value on the convertible debt results in a debt discount that is accreted back to the convertible debt’s principal amount through the recognition of noncash interest expense over the expected life of the debt, which results in recognizing interest expense on these borrowings at effective rates approximating what we would have incurred had nonconvertible debt with otherwise similar terms been issued.

In accordance with this guidance, we measured the fair value of the debt components of the Convertible Senior Notes at the Issuance Date using an effective interest rate of 5.6 percent. As a result, we attributed $75.7 million of the proceeds received to the conversion feature of the Convertible Senior Notes at the Issuance Date, which is netted against the face value of the Convertible Senior Notes as a debt discount. This amount represents the excess proceeds received over the fair value of the Convertible Senior Notes at the Issuance Date and is being accreted back to the principal amount of the Convertible Senior Notes through the recognition of noncash interest expense over the expected life of the Convertible Senior Notes. In addition, we recorded $48.3 million within additional paid-in capital in our Condensed Consolidated Balance Sheets representing the equity component of the Convertible Senior Notes, which is net of deferred taxes. The effect of this guidance has resulted in a decrease to net income and earnings per share for all periods presented; however, there is no effect on our cash interest payments.

The principal amounts, unamortized discount and net carrying amounts of the liability components and the equity components for the Convertible Senior Notes as of September 30, 2010 and June 30, 2010 are as follows:

	Principal Balance	Unamortized Discount	Net Carrying Amount	Equity Component
September 30, 2010	$400,000	$(33,348)	$366,652	$48,323
June 30, 2010	$400,000	$(37,307)	$362,693	$48,323

At September 30, 2010, the unamortized discount is recognized as a reduction in the carrying value of the Convertible Senior Notes in the Condensed Consolidated Balance Sheets and is being amortized to Interest expense, net in our Condensed Consolidated Statement of Operations over the expected remaining term of the Convertible Senior Notes of 25 months.

Debt issuance costs of $4.8 million were recorded in connection with this transaction and are also being amortized to Interest expense, net in our Condensed Consolidated Statements of Operations over the expected remaining term of the Convertible Senior Notes of 25 months. The unamortized balance of debt issuance costs at September 30, 2010 and June 30, 2010 was $1.6 million and $1.8 million, respectively.

Total interest expense related to the Convertible Senior Notes for the three months ended September 30, 2010 and 2009 includes $1.3 million for both periods of contractual cash interest expense, $4.0 million and $3.7 million of noncash interest expense, respectively, related to the amortization of the discount and 0.2 million in both periods related to the amortization of debt issuance costs.

The Indenture contains covenants, one of which requires us to calculate the ratio of Consolidated Total Debt to Consolidated EBITDA, as defined in the Indenture, each time we incur additional indebtedness, for the most recently ended four quarter period (the “Incurrence of Debt Covenant”). On January 12, 2010, we entered into a supplemental indenture to the Indenture (the “Supplemental Indenture”) which amended the Incurrence of Debt Covenant. Under the Supplemental Indenture, we are now permitted to, without complying with the ratio of Consolidated Total Debt to Consolidated EBITDA of 3.25 to 1.00: (a) incur revolving extensions of credit under the Amended Credit Agreement, up to a maximum amount of $231.6 million, and (b) incur additional indebtedness, subject to a requirement to make a pro rata offer to purchase a principal face amount of the Convertible Senior Notes equal to 50 percent of the aggregate amount of such indebtedness so incurred, plus accrued and unpaid interest thereon. This Incurrence of Debt Covenant lapsed on October 23, 2010, and is no longer applicable to us after this date. At September 30, 2010, we were in compliance with all covenants under the Indenture, as amended, and we believe that we will be in compliance with these covenants for at least the next 12 months.

Note 9 – Income Taxes

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income. Income tax expense for the three months ended September 30, 2010 was $7.7 million, compared to an income tax benefit of $5.0 million for the same period in the prior year. The effective rate for the three months ended September 30, 2010 was 21.9 percent, compared to 33.6 percent for the same period in the prior year. The change in the effective tax rate for the three months ended September 30, 2010 compared to the same period in the prior year was primarily due to the U.S. domestic manufacturer’s deduction and foreign tax benefits reduced by loss of the U.S. research and development credit that expired on December 31, 2009. No benefit for this credit was claimed in the three months ended September 30, 2010.

As of September 30, 2010, unrecognized tax benefits and the related interest were $20.6 million and $1.4 million, respectively, all of which would affect the tax rate if recognized. During the three months ended September 30, 2010, we recorded an expense related to additional interest expense on uncertain tax positions of $0.2 million.

Note 10 – Shareholders’ Equity

Preferred Stock

As of September 30, 2010 and June 30, 2010, we had no shares of preferred stock outstanding. We are authorized to issue 5 million shares of preferred stock, $0.01 par value.

Common Stock

We have 200 million authorized shares of common stock, $0.01 par value. At September 30, 2010 and June 30, 2010, we had 95,165,743 and 95,129,836 shares issued; 25,599,817 and 25,599,817 shares in treasury stock and 69,565,926 and 69,530,019 shares outstanding (net of treasury stock), respectively.

Changes in Equity:

The following is a summary of the changes in Accumulated Other Comprehensive Income (“AOCI”) and changes in equity for the three months ended September 30, 2010 and 2009:

	Preferred Stock	Common Stock	Additional Paid-in Capital	AOCI	Retained Earnings	Treasury Stock	Harman Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at June 30, 2010	$—	$952	$892,129	$3,666	$1,285,715	$(1,047,570)	$1,134,892	$—	$1,134,892

Net income attributable to Harman International Industries, Incorporated	—	—	—	—	27,388	—	27,388	—	27,388
Foreign currency translation	—	—	—	92,349	—	—	92,349	—	92,349
Unrealized loss on hedging	—	—	—	(40,622)	—	—	(40,622)	—	(40,622)
Changes in pension benefits	—	—	—	(355)	—	—	(355)	—	(355)
Unrealized loss on available-for-sale securities	—	—	—	1,974	—	—	1,974	—	1,974

Comprehensive income	—	—	—	53,346	27,388	—	80,734	—	80,734
Exercise of stock options, net of shares received	—	—	634	—	—	—	634	—	634
Share-based compensation	—	—	4,009	—	—	—	4,009	—	4,009

Balance at September 30, 2010	$—	$952	$896,772	$57,012	$1,313,103	$(1,047,570)	$1,220,269	$—	$1,220,269

	Preferred Stock	Common Stock	Additional Paid-in Capital	AOCI	Retained Earnings	Treasury Stock	Harman Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at June 30, 2009	$—	$949	$869,609	$57,198	$1,126,946	$(1,047,570)	$1,007,132	$786	$1,007,918

Net loss attributable to Harman International Industries, Incorporated	—	—	—	—	(9,473)	—	(9,473)	—	(9,473)
Foreign currency translation	—	—	—	24,048	—	—	24,048	—	24,048
Unrealized loss on hedging	—	—	—	(2,848)	—	—	(2,848)	—	(2,848)
Changes in pension benefits	—	—	—	67	—	—	67	—	67
Unrealized gain on available-for-sale securities	—	—	—	70	—	—	70	—	70

Comprehensive income (loss)	—	—	—	21,337	(9,473)	—	11,864	—	11,864
Exercise of stock options, net of shares received	—	—	408	—	—	—	408	—	408
Share-based compensation	—	1	5,163	—	—	—	5,164	—	5,164
Noncontrolling interest	—	—	—	—	—	—	—	1,675	1,675

Balance at September 30, 2009	$—	$950	$875,180	$78,535	$1,117,473	$(1,047,570)	$1,024,568	$2,461	$1,027,029

At September 30, 2010 and June 30, 2010, AOCI consisted of the following:

	September 30, 2010	June 30, 2010
AOCI:
Foreign currency translation	$110,404	$18,055
Unrealized (loss) gain on hedging	(21,914)	18,708
Change in pension benefits	(27,775)	(27,420)
Unrealized loss on available-for-sale securities	(3,703)	(5,677)

Total AOCI	$57,012	$3,666

We have approximately $1.6 million and $1.6 million of investments at September 30, 2010 and June 30, 2010, respectively, included in Other current assets in our Condensed Consolidated Balance Sheets that have been classified as available-for-sale securities. These securities are recorded at fair value with realized gains or losses recorded in income and unrealized gains and losses recorded in AOCI, net of taxes.

Note 11 – Share-Based Compensation

On September 30, 2010, we had one share-based compensation plan with shares available for future grants, the Amended and Restated 2002 Stock Option and Incentive Plan (the “2002 Plan”). The 2002 Plan permits the grant of stock options, stock appreciation rights, restricted stock and restricted stock units in an aggregate amount not to exceed 6,760,000 shares of our common stock. During the three months ended September 30, 2010, options to purchase 301,006 shares of our common stock and 672,381 restricted stock units were granted under the 2002 Plan. No shares of restricted stock or restricted stock units were granted outside the 2002 Plan during the same period.

Share-based compensation expense was $4.4 million and $5.2 million for the three months ended September 30, 2010 and 2009, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Operations for share-based compensation arrangements was $1.1 million and $1.3 million for the three months ended September 30, 2010 and 2009, respectively.

Fair Value Determination

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions noted in the following table.

	Three Months Ended September 30,
	2010	2009
Expected volatility	63.8% - 73.1%	59.9% - 79.0%
Weighted-average volatility	69.2%	68.6%
Expected annual dividend	—	—
Expected term (in years)	1.80 - 3.80	1.98 - 3.98
Risk-free rate	0.6% - 1.2%	0.9% - 1.9%

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

Stock Option Activity

A summary of option activity under our stock option plans as of September 30, 2010 and changes during the three months ended September 30, 2010 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2010	2,894,405	$55.67	6.83	$2,760
Granted	301,006	32.68
Exercised	(22,796)	27.83
Forfeited or expired	(158,745)	56.29

Outstanding at September 30, 2010	3,013,870	$53.55	7.30	$6,043

Exercisable at September 30, 2010	1,475,484	$61.31	6.36	$2,688

The weighted-average grant-date fair value of options granted during the three months ended September 30, 2010 and 2009 was $14.24 and $12.79, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2010 and 2009 was $0.1 million and $0.5 million, respectively.

Grant of Stock Options with Market Conditions

We granted 330,470 stock options containing a market condition to employees on March 21, 2008. The options vest three years from the date of grant based on a comparison of Harman’s total shareholder return (“TSR”) to the TSR of a selected peer group of publicly listed multinational companies. TSR will be measured as the annualized increase in the aggregate value of a company’s stock price plus the value of dividends, assumed to be reinvested into shares of the company’s stock at the time of dividend payment. The base price to be used for the TSR calculation of $42.19 is the 20-day trading average from February 6, 2008 through March 6, 2008. The ending price to be used for the TSR calculation will be the 20-day trading average prior to and through March 6, 2011. The grant date fair value of $4.2 million was calculated using a combination of Monte Carlo simulation and lattice-based models. Share-based compensation expense for these awards was $0.4 million for each of the three months ended September 30, 2010 and 2009.

Restricted Stock Awards

A summary of the status of our nonvested restricted stock as of September 30, 2010 and changes during the three months ended September 30, 2010, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at June 30, 2010	60,000	$65.13
Granted	—	—
Vested	(18,000)	116.65
Forfeited	—	—

Nonvested at June 30, 2010	42,000	43.05

As of September 30, 2010, there was $0.4 million of total unrecognized compensation cost related to nonvested restricted stock-based compensation arrangements, granted under the 2002 Plan. The weighted average recognition period was 1.0 year. At September 30, 2010, a total of 42,000 shares of restricted stock were outstanding of which 36,000 were granted under the 2002 Plan and 6,000 were granted outside of the 2002 Plan.

Restricted Stock Units

We granted 191,721 restricted stock units with performance conditions and 191,715 restricted stock units with market conditions, in the three months ended September 30, 2010, under the 2002 Plan. The restricted stock units with performance conditions cliff vest three years from the date of grant based on the attainment of certain performance conditions in fiscal year 2013. The restricted stock units with market conditions cliff vest three years from the date of grant based on a comparison of our total TSR to the TSR of a selected peer group of publicly listed multinational companies. The grant date fair value of $5.2 million was calculated using a Monte Carlo simulation model. Compensation expense, for both the restricted stock units with performance conditions and the restricted stock units with market conditions, is recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the applicable targets will be met. The probability is reassessed each reporting period for the restricted stock units with performance conditions.

We granted 380,400 and 133,507 restricted stock units with performance conditions in the three months ended September 30, 2009 and 2008, respectively, under the 2002 Plan. The restricted stock units cliff vest three years from the date of grant based on attainment of certain performance targets in fiscal years 2012 and 2011, respectively. Compensation expense is recognized ratably over the three-year vesting period, on a straight-line basis, based on the grant date fair value and our assessment of the probability that the performance targets will be met. We have recognized compensation expense based on our estimate of the probability of achieving the targets.

In the three months ended September 30, 2010 and 2009, we also granted 288,945 and 347,109 restricted stock units under the 2002 Plan that vest three years from the date of grant.

In January and September 2008, we granted 34,608 and 28,344 cash-settled restricted stock units, respectively, outside the 2002 Plan. These restricted stock units are accounted for as liability awards and are recorded at the fair value at the end of the reporting period in accordance with their vesting schedules. During the three months ended September 30, 2010 and 2009, 9,647 and 1,608 of these restricted stock units were settled, respectively, at a cost of approximately $0.3 million and $0.1 million, respectively. At September 30, 2010, 3,216 cash-settled restricted stock units were outstanding.

A summary of equity classified restricted stock unit activity as of September 30, 2010 and changes during the three months ended September 30, 2010 is presented below:

Shares
Nonvested at June 30, 2010	1,130,223
Granted	672,381
Vested	(20,911)
Forfeited	(31,205)

Nonvested at September 30, 2010	1,750,488

At September 30, 2010, the aggregate intrinsic value of equity classified restricted stock units was $58.5 million. As of September 30, 2010, there was $32.3 million of total unrecognized compensation cost related to restricted stock unit compensation arrangements. The weighted average recognition period was 2.13 years.

Chief Executive Officer Special Enterprise Value Bonus

Our Chief Executive Officer (“CEO”) was granted a special bonus award in November 2007 (the “Special Bonus Award”). The award was to be settled in cash based on a comparison of Harman’s enterprise value at November 2012 to the enterprise value at the grant date in November 2007. This award is classified as a liability in our Condensed Consolidated Balance Sheet at June 30, 2009. The fair value of the Special Bonus Award was measured each quarter using a Monte Carlo simulation.

On September 1, 2009, pursuant to the terms of an amendment to the CEO’s employment letter agreement, the Special Bonus Award was cancelled and replaced with the right to an annual equity award for fiscal years 2011 through 2013 (the “Annual Equity Grant”). On September 1, 2009, both time-based and performance based restricted stock units were granted to the CEO pursuant to the terms of the Annual Equity Grant. The replacement of the Special Bonus Award with the awards granted pursuant to the Annual Equity Grant was accounted for as a modification of an existing award. As a result of this modification, in the first quarter of fiscal year 2010, approximately $0.5 million was reclassified from a liability to additional paid-in capital and $0.5 million was recognized as compensation expense within SG&A in our Condensed Consolidated Statement of Operations for the three months ended September 30, 2009.

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

We record all derivative instruments as either assets or liabilities at fair value in our Condensed Consolidated Balance Sheets. Certain of these derivative contracts have been designated as cash flow hedges, whereby gains and losses are reported within AOCI in our Condensed Consolidated Balance Sheets, until the underlying transaction occurs, at which point they are reported in earnings as gains and losses in our Condensed Consolidated Statements of Operations. Certain of our derivatives, for which hedge accounting is not applied, are effective as economic hedges. These derivative contracts are required to be recognized each period at fair value, with gains and losses reported in earnings in our Condensed Consolidated Statements of Operations and therefore do result in some level of earnings volatility. The level of volatility will vary with the type and amount of derivative hedges outstanding, as well as fluctuations in the currency and interest rate markets during the period. The related cash flow impacts of all our derivative activities are reflected as cash flows from operating activities.

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

Foreign Exchange Risk Management

We use foreign exchange contracts to hedge the price risk associated with foreign denominated forecasted purchases of materials used in our manufacturing process and to manage currency risk associated with operating costs in certain operating units. These contracts generally mature in one year or less. The majority of these contracts are designated as cash flow hedges.

At September 30, 2010 and June 30, 2010, we had outstanding foreign currency forward exchange contracts which are summarized below:

	September 30, 2010		June 30, 2010
	Gross Notional Value	Fair Value Asset/ (Liability) (1)	Gross Notional Value	Fair Value Asset/ (Liability) (1)
Currency Hedged (Buy/Sell):
U.S. Dollar/Euro	$547,150	$(25,390)	$511,600	$25,852
U.S. Dollar/British Pound	25,000	(280)	—	—
U.S. Dollar/Chinese Yuan	21,200	335	—	—
Swiss Franc/U.S. Dollar	14,738	2,242	13,922	922
Euro/U.S. Dollar	12,025	621	—	—
Swiss Franc/Euro	9,825	(308)	9,282	772
Euro/British Pound	8,180	462	7,343	(32)
U.S. Dollar/Brazilian Real	7,900	(287)	—	—
Japanese Yen/Euro	7,182	(20)	6,786	137
Swedish Krona/Euro	6,231	5	5,389	7
U.S. Dollar/Japanese Yen	3,600	(126)	—	—
Danish Krone/Euro	1,281	—	1,150	(1)
Other	—	—	4,528	(230)

Total	$664,312	$(22,746)	$560,000	$27,427

(1)	Represents the net (payable)/receivable included in our Condensed Consolidated Balance Sheets.

Cash Flow Hedges

We designate a portion of our foreign currency derivative contracts as cash flow hedges of foreign currency denominated purchases. As of September 30, 2010 and June 30, 2010, we had $597.0 million and $511.6 million of forward and option contracts maturing through September 2011 and June 2011, respectively. These contracts are recorded at fair value in the accompanying Condensed Consolidated Balance Sheets. The changes in fair value for these contracts on a spot to spot basis are reported in AOCI, and are reclassified to either Cost of sales or SG&A, depending on the nature of the underlying asset or liability that is being hedged, in our Condensed Consolidated Statements of Operations, in the period or periods during which the underlying transaction occurs. If it becomes apparent that an underlying forecasted transaction will not occur, the amount recorded in AOCI related to the hedge is reclassified to Miscellaneous, net in our Condensed Consolidated Statements of Operations in the then-current period. Amounts relating to such reclassifications were immaterial for the three months ended September 30, 2010 and 2009.

Changes in the fair value of the derivatives are highly effective in offsetting changes in the cash flows of the hedged items because the amounts and the maturities of the derivatives approximate those of the forecasted exposures. Any ineffective portion of the derivative is recognized in the current period in our Condensed Consolidated Statements of Operations, in the same line item in which the foreign currency gain or loss on the underlying hedged transaction was recorded. No amount of ineffectiveness was recognized in our Condensed Consolidated Statements of Operations for the three months ended September 30, 2010 and 2009 and all components of each derivative’s gain or loss, with the exception of forward points (see below), were included in the assessment of hedge ineffectiveness. At September 30, 2010 and June 30, 2010, the fair value of these contracts was a net liability of $24.4 million and a net asset of $21.5 million, respectively. The amount associated with these hedges that is expected to be reclassified from AOCI to earnings within the next 12 months is a loss of $29.8 million.

We elected to exclude forward points from the effectiveness assessment. At the end of the reporting period, we calculate the excluded amount, which is the fair value relating to the change in forward points that is recorded in current earnings as Miscellaneous, net in our Condensed Consolidated Statements of Operations. For the three months ended September 30, 2010 and 2009, we recognized $0.8 million and $0.4 million, respectively, in net losses related to the change in forward points.

Economic Hedges

When hedge accounting is not applied to derivative contracts, we recognize the gain or loss on the associated contracts directly in current period earnings in either Miscellaneous, net or Cost of sales according to the underlying exposure, in our Condensed Consolidated Statements of Operations, as unrealized exchange gains/(losses). As of September 30, 2010 and June 30, 2010, we had $67.4 million and $47.5 million, respectively, of forward contracts maturing through January 2011 and November 2010, respectively, in various currencies to hedge foreign currency denominated intercompany loans and other foreign currency denominated assets. At September 30, 2010 and June 30, 2010, the fair value of these contracts was an asset of $1.6 million and a liability of $5.9 million, respectively. Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans and other foreign denominated assets in other non-operating income.

Interest Rate Risk Management

We have one interest rate swap contract with a notional amount of $23.9 million and $21.7 million at September 30, 2010 and June 30, 2010, respectively in order to manage our interest rate exposure and effectively convert interest on an operating lease from a variable rate to a fixed rate. The objective of the swap is to offset changes in rent expenses caused by interest rate fluctuations. The interest rate swap contract is designated as a cash flow hedge. At the end of each reporting period, the discounted fair value of the swap contract is calculated and recorded in AOCI and reclassified as rent expense, within SG&A in our Condensed Consolidated Statements of Operations, in the then-current period. If the hedge is determined to be ineffective, the ineffective portion will be reclassified from AOCI and recorded as rent expense, within SG&A. We recognized $0.1 million and no ineffectiveness in the three months ended September 30, 2010 and 2009, respectively, in our Condensed Consolidated Statement of Operations, and all components of the derivative loss were included in the assessment of the hedged effectiveness. The amount associated with the swap contract that is expected to be recorded as rent expense in the next 12 months is a gain of $0.8 million.

Fair Value of Derivatives

The following tables provide a summary of the fair value amounts of our derivative instruments at September 30, 2010 and June 30, 2010:

		Fair Value
	Balance Sheet Location	September 30, 2010	June 30, 2010
Derivatives Designated as Cash Flow Hedges, Gross:
Other assets:
Foreign exchange contracts	Other current assets	$2,958	$24,969
Other liabilities:
Foreign exchange contracts	Accrued liabilities	27,343	3,429
Interest rate swap	Accrued liabilities	754	709
Interest rate swap	Other non-current liabilities	1,057	1,129

Total liabilities		29,154	5,267

Net (liability) asset for derivatives designated as hedging instruments		(26,196)	19,702

Derivatives Designated as Economic Hedges, Gross:
Other assets:
Foreign exchange contracts	Other current assets	3,494	6,223
Other liabilities:
Foreign exchange contracts	Accrued liabilities	1,855	325

Net asset for economic hedges:		1,639	5,898

Total net derivative (liability) asset		$(24,557)	$25,600

Derivative Activity

The following table shows derivative activity for derivatives designated as cash flow hedges for the three months ended September 30, 2010 and 2009:

Derivative	Location of Derivative Gain/(Loss) Recognized in Income	Gain/(Loss) Recognized in OCI (Effective Portion)		Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion)		Gain/(Loss) from Amounts Excluded from Effectiveness Testing
		Three Months Ended September 30,
		2010	2009	2010	2009	2010	2009	2010	2009
Foreign exchange contracts	Cost of sales	$(43,744)	$(4,471)	$2,299	$(2,386)	$—	$—	$6	$(2)
Foreign exchange contracts	SG&A	—	—	—	933	(27)	—	809	(30)
Interest rate swap	Rent expense	(155)	(347)	(192)	(188)	(3)	(39)	—	—

Total cash flow hedges		$(43,899)	$(4,818)	$2,107	$(1,641)	$(30)	$(39)	$815	$(32)

No amount of ineffectiveness was recognized in the Condensed Consolidated Statements of Operations for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness with the exception of forward points.

The following table summarizes gains and losses from our derivative instruments that are not designated as hedging instruments for the three months ended September 30, 2010 and 2009:

		Three Months Ended, September 30,
Derivative	Location of Derivative Gain/(Loss)	2010	2009
Foreign exchange contracts—forwards	Cost of sales	$(618)	$1,047
Foreign exchange contracts—forwards	Miscellaneous, net	(1,413)	—

Note 13 – Fair Value Measurements

Pursuant to the accounting guidance for fair value instruments, fair value is defined as the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, we consider the principal or most advantageous market in which it would transact and we consider assumptions that market participants would use when pricing the asset or liability.

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

The following table provides the fair value hierarchy for assets and liabilities measured on a recurring basis:

	Fair Value at September 30, 2010				Fair Value at June 30, 2010
Description	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Short-term investments	$81,804	$—		$—	$—	$—	$—
Money market funds	18,095	—		—	17,340	—	$—
Available-for-sale securities	1,551	—		—	1,555	—	—
Foreign exchange contracts	—	(22,746)		—	—	27,438	—
Interest rate swap	—	(1,811)		—	—	(1,838)	—

Total	$101,450	$(24,557)	$		$18,895	$25,600	$—

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

The following table provides the fair value hierarchy for assets and liabilities measured on a non-recurring basis and the losses recorded during the periods presented:

	Fair Value at September 30, 2010			Fair Value at June 30, 2010			Total Losses for the Three Months Ended September 30,
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	2010	2009
Assets
Equity method investments	$—	$—	$1,781	$—	$—	$2,108	$—	$—
Goodwill	—	—	114,650	—	—	105,922	—	(3,016)
Long-lived assets	—	—	2,727	—	—	2,706	—	—

Total	$—	$—	$119,158	$—	$—	$110,736	$—	$(3,016)

The following describes the valuation methodologies we use to measure financial and non-financial instruments accounted for at fair value on a non-recurring basis.

Equity Method Investments: Equity method investments are generally valued using a discounted cash flow model, comparative market multiples or a combination of both approaches as appropriate. These investments are generally included in Level 3.

Investments in Subsidiaries and Formerly Consolidated Subsidiaries: Upon a change in control that results in either consolidation or deconsolidation of a subsidiary, the fair value measurement of our previous equity investment or retained noncontrolling stake in the former subsidiary, respectively, are valued using an income approach, a market approach, or a combination of both approaches as appropriate. In applying these methodologies we rely on a number of factors, including actual operating results, future business plans, economic projections, market observable pricing multiples of similar businesses and comparable transactions, and possible control premium. These investments are included in Level 3.

Goodwill: Goodwill is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We estimate the fair value of each reporting unit using a discounted cash flow methodology. This requires us to use significant judgment including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, determination of our weighted average cost of capital, and relevant market data. This asset is included in Level 3. Refer to Note 7 – Goodwill for more information.

Long-lived Assets: Long-lived assets, including aircraft and real estate, are valued using the best information available, including quoted market prices or market prices for similar assets when available or internal cash flow estimates discounted at an appropriate interest rate or independent appraisals, as appropriate. For real estate, cash flow estimates are based on current market estimates that reflect current and projected lease profiles and available industry information about expected trends in rental, occupancy and capitalization rates. These assets are generally included in Level 3.

Note 14 – Restructuring Program

We announced a restructuring program in June 2006 designed to increase efficiency in our manufacturing, engineering and administrative organizations and expanded these activities from that time through the current period to improve global footprint, cost structure, technology portfolio, human resources, and internal processes.

In fiscal year 2010, we announced the relocation of certain manufacturing activities from the United Kingdom to Hungary, a consolidation and optimization of our manufacturing capabilities in China and a reorganization of our portable navigation device (“PND”) business in Germany, which resulted in our exit of the PND distribution channel. Although no new initiatives were launched in the quarter ended September 30, 2010, activities continued to refine and expand on activities launched in prior years.

For the three months ended September 30, 2010, we recorded $1.9 million of income with regard to our restructuring programs related, for the most part, to revisions of estimates to reflect more favorable experience than that originally assumed. Such amounts were primarily recorded within SG&A, and represent $2.1 million of income related to employee termination benefits partially offset by $0.2 million of expense related to restructured facilities. Cash paid during the quarter reduced our restructuring liability by $4.8 million.

For the three months ended September 30, 2009, we recorded $3.4 million for our restructuring program, primarily within SG&A, of which $3.2 million was related to employee termination benefits. Cash paid for these initiatives was $20.3 million. In addition, we have recorded $0.5 million of accelerated depreciation primarily in Cost of sales.

Below is a rollforward of our restructuring accrual for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010	2009
Beginning accrued liability	$40,598	$76,871
(Income) expense	(1,881)	3,383
Utilization(1)	(2,425)	(18,406)

Ending accrued liability	$36,292	$61,848

(1)	Includes cash payments and the effects of foreign currency translation.

Restructuring expenses by reporting segment are as follows and include accruals for new programs as noted above plus revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Three Months Ended September 30,
	2010	2009
Automotive	$591	$3,260
Consumer	(399)	(17)
Professional	(2,334)	39
Other	261	101

Total expense	(1,881)	3,383
Accelerated depreciation	(1,024)	481

Total	$(2,905)	$3,864

Note 15 – Retirement Benefits

Plan Descriptions

Retirement savings plan

We provide a Retirement Savings Plan for certain employees in the United States. Under the plan, employees may contribute up to 50 percent of their pretax compensation subject to certain limitations. Each business unit will make a safe harbor non-elective contribution in an amount equal to three percent of a participant’s eligible contribution. Each business unit may make a matching contribution of up to three percent (50 percent on the first six percent of an employee’s tax-deferred contribution) and, upon approval of our Board of Directors, a profit sharing contribution. Matching and profit sharing contributions vest at a rate of 25 percent for each year of service with the employer, beginning with the second year of service. Effective January 1, 2009, we suspended the matching and safe harbor non-elective contributions for these plans. Effective January 1, 2010, the employer matching contribution was reinstated. Approval for the profit sharing contribution is requested from our Board of Directors at the end of each fiscal year. Management has not requested approval for the profit sharing contribution, nor does it plan on requesting for the fiscal year ended June 30, 2011, therefore no amount has been accrued for the three months ended September 30, 2010.

Pension benefits

We provide defined pension benefits to certain eligible employees. The measurement date used for determining pension benefits is the last day of our fiscal year, June 30th. We have certain business units in Europe that maintain defined benefit pension plans for many of our current and former employees. The coverage provided and the extent to which the retirees’ share in the cost of the program vary by business unit. Generally, plan benefits are based on age, years of service and average compensation during the final years of service. In the United States, we have a Supplemental Executive Retirement Plan (“SERP”) that provides retirement, death and termination benefits, as defined in the SERP, to certain key executives designated by our Board of Directors. The majority of our defined benefit plans do not have contractual or legal statutes which specify minimum funding requirements. We are in compliance with all existing contractual obligations and legal statutes.

The following table presents the components of net periodic benefit costs for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010	2009
Service cost	$607	$578
Interest cost	1,998	1,951
Expected return on plan assets	(54)	—
Amortization of prior service cost	352	312
Amortization of net loss	554	215

Net periodic benefit cost	$3,457	$3,056

During the three months ended September 30, 2010 and 2009, we made contributions of $1.9 million and $1.8 million, respectively, to the defined benefit pension plans which were paid to participants. We expect to make approximately $5.7 million in contributions for the remainder of the fiscal year ending June 30, 2011.

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

Consumer

Our Consumer segment designs, manufactures and markets a wide-range of mid- to high-end audio, video and digital storage systems for home, multimedia and mobile applications. Our Consumer products feature some of the world’s most recognized audio brands, including AKG®, Harman/Kardon, Infinity, JBL, Selenium® and Mark Levinson. Our loudspeaker and electronic products are offered through audio specialty and retail chain stores. Our branded products for computer and multimedia applications are focused on retail customers with products designed to enhance sound for computers, Apple’s iPod® and similar devices.

Professional

Our Professional segment designs, manufactures and markets an extensive range of loudspeakers, power amplifiers, digital signal processors, microphones, headphones and mixing consoles used by audio professionals in concert halls, stadiums, airports, houses of worship and other public spaces. We also provide high-quality products to the sound reinforcement, music instrument support and broadcast and recording segments of the professional audio market. We offer complete systems solutions for professional installations and users around the world. Our Professional products are marketed globally under brand names including JBL Professional®, AKG, Crown®, Soundcraft®, Lexicon, Revel®, Mark Levinson DigiTech®, dbx®, BSS®, Selenium and Studer®.

Other

Our Other segment includes compensation, benefits and occupancy costs for corporate employees, net of reporting segment allocations, expenses associated with new technology innovation and our corporate brand identity campaign, as well as the results of operations of Aha Mobile, Inc., a provider of on-demand and location-based internet content services, which we acquired in September 2010.

The following table reports net sales and operating income/(loss) by each reporting segment for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010	2009
Net sales:
Automotive	$606,681	$542,962
Consumer	86,341	83,806
Professional	143,924	121,491
Other	—	169

Total	$836,946	$748,428

Operating income (loss):
Automotive	$36,352	$(4,698)
Consumer	483	755
Professional	24,963	16,819
Other	(19,052)	(16,973)

Total	$42,746	$(4,097)

Note 17 – Significant Customers

Presented below are the percentages of net sales to and net accounts receivables due from customers who represent ten percent or more of our net sales or net accounts receivable, as follows:

	Net Sales		Accounts Receivable, Net
	Three Months Ended September 30,		September 30,	June 30,
	2010	2009	2010	2010
BMW	20%	17%	15%	13%
Audi/Volkswagen	14%	14%	14%	13%
Daimler	8%	9%	11%	10%
Other customers	58%	60%	60%	64%

Total	100%	100%	100%	100%

We anticipate that BMW, Audi/Volkswagen and Daimler will continue to account for a significant portion of our net sales and net accounts receivable for the foreseeable future. Our automotive customers are not obligated to any long-term purchase of our products.

Note 18 – Commitments and Contingencies

At September 30, 2010, we were subject to legal claims and litigation arising in the ordinary course of business, including the matters described below. The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial condition or results of operations.

In re Harman International Industries, Inc. Securities Litigation

On October 1, 2007, a purported class action lawsuit was filed by Cheolan Kim (the “Kim Plaintiff”) against Harman and certain of our officers in the United States District Court for the District of Columbia (the “Court”) seeking compensatory damages and costs on behalf of all persons who purchased our common stock between April 26, 2007 and September 24, 2007 (the “Class Period”). The original complaint alleged claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, (the “1934 Act”) and Rule 10b-5 promulgated thereunder.

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

Automotive Supply Arrangements

We have arrangements with our automotive customers to provide products that meet predetermined technical specifications and delivery dates. In the event that we do not satisfy the performance obligations under these arrangements, we may be required to indemnify the customer. We accrue for any loss that we expect to incur under these arrangements when that loss is probable and can be reasonably estimated. For the three months ended September 30, 2010 and 2009, we incurred zero and $11.7 million, respectively, of costs relating to settlement of a claim associated with an automotive supply arrangement. An inability to meet performance obligations on automotive platforms to be delivered in future periods could adversely affect our results of operations and financial condition in future periods.

Note 19 – Discontinued Operations

On April 9, 2010, we and our wholly-owned subsidiary, Harman Holding GmbH & Co. KG, entered into a share purchase agreement to sell all of the issued and outstanding shares of QNX Software Systems Co., QNX Software Systems (Wavemakers), Inc. and QNX Software Systems, Inc. (collectively, the “QNX Entities”) for $200 million. The sale closed on June 1, 2010. Refer to Note 3 – Discontinued Operations in Item 8 of our 2010 Form 10-K for further information.

The operations of the QNX Entities have been segregated from continuing operations and are reflected as discontinued operations in the three months ended September 30, 2009 in our Condensed Consolidated Statement of Operations as follows:

Three Months Ended September 30,
2009
Net sales	$8,940
Income (loss) from discontinued operations, net of income taxes	2,103
Diluted earnings (loss) per share from discontinued operations	0.03

Note 20 – Related Party Transactions

From time to time we enter into transactions with related parties. In December 2009, we entered into a three-year agreement for engineering and software development services with Neusoft Corporation (“Neusoft”), a Shanghai exchange listed technology solutions provider. A member of our Board of Directors is the Chairman and Chief Executive Officer of Neusoft.

On April 20, 2010, our subsidiary, Innovative entered into an asset purchase and business transfer agreement (the “Asset Purchase Agreement”) with Neusoft Technology Solutions GmbH (“Neusoft Technology”), which is a subsidiary of Neusoft for the sale of certain tangible assets located at Innovative’s facility in Hamburg, Germany. This transaction closed on June 1, 2010. As part of the Asset Purchase Agreement, Innovative and Neusoft Technology entered into a five-year agreement for engineering and software development services related to Innovative’s vehicle navigation business (the “Services Agreement”). Under the terms of the Asset Purchase Agreement, Innovative transferred at closing certain tangible assets and employment relationships to Neusoft Technology and received consideration of €6 million. Our subsidiary, Harman Becker and Neusoft Europe AG, a subsidiary of Neusoft, are guarantors under the terms of the Asset Purchase Agreement and the Services Agreement. During the three months ended September 30, 2010, we incurred total expenses of $5.6 million for engineering and software development services with Neusoft Technology and Neusoft.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (our “2010 Form 10-K”). This discussion contains forward-looking statements which are based on our current expectations and experience and our perception of historical trends, current market conditions, including customer acceptance of our new products, current economic data, expected future developments, foreign currency exchange rates, and other factors that we believe are appropriate under the circumstances. These statements involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements. Unless otherwise indicated, “Harman,” “our company,” “we,” “our,” and “us” are used interchangeably to refer to Harman International Industries, Incorporated and its consolidated subsidiaries.

We begin our discussion with an executive overview of our company to give you an understanding of our business and the markets we serve. This is followed by a discussion of our critical accounting policies, and then by a discussion of our results of operations for the three months ended September 30, 2010 and 2009. We include in this discussion an analysis of certain significant period-to-period variances in our Condensed Consolidated Statements of Operations and an analysis of our restructuring program. We also provide specific information regarding our four business segments: Automotive, Consumer, Professional and Other. We then discuss our financial condition at September 30, 2010 with a comparison to June 30, 2010. This section contains information regarding our liquidity, capital resources and cash flows from operating, investing and financing activities. We complete our discussion with an update on our outlook.

Executive Overview

We believe we are a worldwide leader in the development, manufacturing and marketing of high quality, high fidelity audio products and electronic systems, as well as digitally integrated infotainment systems for the automotive industry. We have developed a broad range of product offerings which we sell in our principal markets under renowned brand names, including AKG®, Crown®, JBL®, Infinity®, Harman/Kardon®, Lexicon®, Mark Levinson® and Selenium®. We have built these brands by developing our engineering, manufacturing and marketing competencies, and have employed these resources to establish our company as a leader in the markets we serve. We report our business on the basis of four segments. Our Automotive, Consumer and Professional segments are based on the end-user markets we serve. Our fourth segment, Other, includes compensation, benefits and occupancy costs for corporate employees, new technology innovation and expenses associated with our corporate brand identity campaign. In September 2010, we acquired Aha Mobile, Inc. (“Aha”), a provider of on-demand mobile and location-based internet content services for $1.8 million. The results of operations of Aha are included in our Other segment and were not material for the three months ended September 30, 2010.

Our products are sold worldwide, with the largest markets located in the United States and Germany. In the United States, our primary manufacturing facilities are located in Kentucky, Missouri, Indiana and Utah. Outside of the United States, we have manufacturing facilities in Austria, Brazil, China, Hungary, France, Germany, Mexico and the United Kingdom.

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

Critical Accounting Policies

For the three months ended September 30, 2010, there were no significant changes to our critical accounting policies and estimates from those disclosed in the consolidated financial statements and the related notes included in our 2010 Form 10-K, except as described below.

Recently Adopted Accounting Standards

Variable Interest Entities: On July 1, 2010, we adopted the new accounting guidance issued by the Financial Accounting Standards Board (“FASB”) within Accounting Standards Codification (“ASC”) 810 “Consolidation” regarding certain amended provisions relating to the consolidation of variable interest entities (“VIE”). The amended provisions primarily include (i) amending the guidance for determining whether an entity is a VIE and (ii) amending the criteria for identification of the primary beneficiary of a VIE. The new provisions also require us to continually reassess whether we are the primary beneficiary of a VIE and require that we enhance our disclosures in the financial statements about our VIE relationships. The adoption of the new guidance did not have any impact on our financial condition or results of operations.

Transfers of Financial Assets: On July 1, 2010, we adopted the new accounting guidance issued by the FASB within Accounting Standards Update (“ASU”) 2009-16 “Transfers and Servicing (Topic 860): Accounting for the Transfers of Financial Assets” relating to the accounting for transfers of financial assets. The new guidance requires additional disclosures relating to the transparency of transfers of financial assets. The adoption of the new guidance did not have any impact on our financial condition or results of operations.

Multiple Element Revenue Arrangements: On July 1, 2010, we adopted the new accounting guidance issued by the FASB relating to the accounting for multiple element revenue arrangements issued in ASC 605-25 and ASC 985-707. The new guidance requires a vendor to allocate revenue to each standalone deliverable in arrangements involving multiple deliverables based on the relative selling price of each deliverable. It also changes the level of evidence of the standalone selling price required to separate deliverables by allowing a vendor to make its best estimate of the standalone selling price of deliverables when more objective evidence of selling price is not available. The new guidance also excludes sales of tangible products that contain essential software elements from the scope of revenue recognition for software arrangements. Because of these changes, revenue is recognized earlier for many revenue transactions involving multiple deliverables and sales of software enabled devices. The new guidance also requires additional disclosures relating to qualitative and quantitative information about a vendor’s revenue arrangements and about the significant judgments made about the application of the new guidance and any changes in those judgments or the application that may significantly affect the timing or amount of revenue recognition. The new guidance can be adopted on a prospective basis or in certain circumstances on a retrospective basis. We adopted the new guidance on a prospective basis and applied the new guidance to all arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. The adoption of the new guidance did not have any impact on our financial condition or results of operations.

Discontinued Operations

The results of operations of businesses that have been sold are presented separately as Income from discontinued operations, net of income taxes, in our Condensed Consolidated Statements of Operations, in the current and prior periods, where applicable. Refer to Note 19 – Discontinued Operations in the Notes to the Condensed Consolidated Financial Statements for further information.

Results of Operations

Net Sales

Net sales for the three months ended September 30, 2010 were $836.9 million, compared to $748.4 million in the same period in the prior year, an increase of 11.8 percent (or 18.7 percent when adjusted for foreign currency). Foreign currency translation adversely impacted net sales by $43.6 million, compared to the same period in the prior year. The increase in overall net sales was primarily within our Automotive segment, and was attributable to increased mid-level infotainment business resulting from the launch of new platforms, overall production recovery and the ramp-up of new infotainment business. Our Professional and Consumer segments also had higher net sales compared to the same period in the prior year.

A summary of our net sales by business segment is presented below:

($ in thousands)	Three Months Ended September 30,
	2010	Percentage of Net Sales	2009	Percentage of Net Sales
Net sales:
Automotive	$606,681	73%	$542,962	73%
Consumer	86,341	10%	83,806	11%
Professional	143,924	17%	121,491	16%
Other	—	—	169	—

Total	$836,946	100%	$748,428	100%

Automotive – Automotive net sales for the three months ended September 30, 2010 increased $63.7 million, or 11.7 percent, compared to the same period in the prior year. Foreign currency translation adversely affected net sales by $37.8 million compared to the same period in the prior year. The increase in net sales compared to the same period in the prior year was attributable to new business awards with European automobile manufacturers, resulting from the launch of new platforms, overall production recovery and the ramp-up of new infotainment business.

Consumer – Consumer net sales for the three months ended September 30, 2010 increased $2.5 million, or 3.0 percent, compared to the same period in the prior year. Foreign currency translation adversely affected net sales by $4.5 million compared to the same period in the prior year. The increase in net sales compared to the same period in the prior year was primarily attributable to the net sales at Selenium, a company that we acquired in the fourth quarter of fiscal year 2010, and therefore is not included in net sales in the same period in the prior year.

Professional – Professional net sales for the three months ended September 30, 2010 increased $22.4 million, or 18.5 percent, compared to the same period in the prior year. Foreign currency translation adversely affected net sales by $1.2 million compared to the same period in the prior year. The increase in net sales compared to the same period in the prior year was primarily attributable to improvements in overall market conditions, as well as the net sales at Selenium, which is not included in the prior year.

Gross Profit

Gross profit as a percentage of net sales increased 1.1 percentage point to 26.8 percent in the three months ended September 30, 2010, compared to 25.7 percent in the same period in the prior year. The increase in gross profit margin was primarily due to improved leverage of fixed overhead costs due to higher sales volumes and savings achieved resulting from our STEP Change cost reduction program (“STEP Change”).

A summary of our gross profit by business segment is presented below:

($ in thousands)	Three Months Ended September 30,
	2010	Percentage of Net Sales	2009	Percentage of Net Sales
Gross Profit:
Automotive	$141,233	23.3%	$125,895	23.2%
Consumer	24,566	28.5%	21,887	26.1%
Professional	58,766	40.8%	46,355	38.2%
Other	6	—	(1,909)	—

Total	$224,571	26.8%	$192,228	25.7%

Automotive – Automotive gross profit as a percentage of net sales increased 0.1 percentage point to 23.3 percent for the three months ended September 30, 2010, compared to the same period in the prior year. The increase in gross margin was primarily due to improved leverage of fixed costs due to higher sales volumes and savings achieved through STEP Change.

Consumer – Consumer gross profit as a percentage of net sales increased 2.3 percentage points to 28.5 percent in the three months ended September 30, 2010, compared to the same period in the prior year. The increase in gross margin was primarily due to plant consolidation initiatives from STEP Change and lower inventory obsolescence and warranty costs.

Professional – Professional gross profit as a percentage of net sales increased 2.7 percentage points to 40.8 percent for the quarter ended September 30, 2010, compared to the same period in the prior year. The increase in gross margin was primarily due to improved leverage of fixed costs due to higher sales volumes, savings achieved through STEP Change and higher margins on new products, as well as, the reversal of $1.0 million of restructuring expenses that were no longer needed in the current period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $181.8 million in the three months ended September 30, 2010 compared to $196.3 million in the same period in the prior year, a decrease of $14.5 million. SG&A as a percentage of net sales decreased 4.5 percentage points in the three months ended September 30, 2010 compared with the same period in the prior year. The decline in SG&A compared to the same period in the prior year was primarily due to a charge of $11.7 million in the prior year related to the settlement of a claim associated with an automotive supply arrangement, favorable foreign currency translation of $11.7 million, lower restructuring charges of $5.3 million and lower research and development expenses (“R&D”), partially offset by additional SG&A in the current period associated with the acquisition of Selenium, which is not included in the prior year.

A summary of our SG&A by business segment is presented below:

($ in thousands)	Three Months Ended September 30,
	2010	Percentage of Net Sales	2009	Percentage of Net Sales
SG&A:
Automotive	$104,881	17.3%	$130,593	24.1%
Consumer	24,083	27.9%	21,132	25.2%
Professional	33,803	23.5%	29,536	24.3%
Other	19,058	—	15,064	—

Total	$181,825	21.7%	$196,325	26.2%

Automotive – Automotive SG&A decreased $25.7 million to $104.9 million in the three months ended September 30, 2010, compared to the same period in the prior year. As a percentage of net sales, SG&A decreased 6.8 percentage points, compared to the same period in the prior year. The decrease in SG&A compared to the same period in the prior year was primarily due to a charge of $11.7 million in the prior year related to the settlement of a claim associated with an automotive supply arrangement, favorable foreign currency translation of $10.4 million and a decline in R&D of $7.6 million. R&D was $58.5 million or 9.6 percent of net sales, compared to $66.1 million or 12.2 percent of net sales in the same period in the prior year. The decrease in R&D was primarily due to favorable foreign currency translation of $5.5 million and overall lower net spending.

Consumer – Consumer SG&A increased $3.0 million to $24.1 million in the three months ended September 30, 2010, compared to the same period in the prior year. As a percentage of net sales, SG&A increased 2.7 percentage points compared to the same period in the prior year. The increase in SG&A compared to the same period in the prior year was primarily due to higher advertising and promotion expenses, higher R&D and additional SG&A due to the acquisition of Selenium, which was not included in the prior year. R&D was $5.2 million or 6.0 percent of net sales, compared to $3.7 million or 4.4 percent of net sales in the same period in the prior year. The increase in R&D was primarily due to the transition of engineering resources from California to our new facility in Shenzen, China.

Professional – Professional SG&A increased $4.3 million to $33.8 million in the three months ended September 30, 2010, compared to the same period in the prior year. As a percentage of net sales, SG&A decreased 0.8 percentage points compared to the same period in the prior year. The increase in SG&A compared to the same period in the prior year was primarily due to higher R&D of $1.4 million and additional SG&A due to the acquisition of Selenium, which was not included in the prior year, partially offset by favorable foreign currency translation of $0.5 million. R&D was $10.0 million or 7.0 percent of net sales, compared to $8.7 million or 7.1 percent of net sales in the same period in the prior year. The increase in R&D was primarily due to higher program costs of $2.0 million, partially offset by favorable foreign currency translation of $0.2 million.

Other – Other SG&A includes compensation, benefit and occupancy costs for corporate employees, new technology innovation and expenses associated with our corporate brand identity campaign. Other SG&A increased $4.0 million to $19.1 million in the three months ended September 30, 2010 compared to the same period in the prior year, primarily due to higher costs associated with our corporate branding campaign and R&D relating to investments in new technologies.

Restructuring

We announced a restructuring program in June 2006 designed to increase efficiency in our manufacturing, engineering and administrative organizations and expanded these activities from that time through the current period to improve global footprint, cost structure, technology portfolio, human resources, and internal processes.

In fiscal year 2010, we announced the relocation of certain manufacturing activities from the United Kingdom to Hungary, a consolidation and optimization of our manufacturing capabilities in China and a reorganization of our portable navigation device (“PND”) business in Germany, which resulted in our exit of the PND distribution channel. Although no new initiatives were launched in the quarter ended September 30, 2010, activities continued to refine and expand on activities launched in prior years.

For the three months ended September 30, 2010, we recorded $1.9 million of income with regard to our restructuring programs related, for the most part, to revisions of estimates to reflect more favorable experience than that originally assumed. Such amounts were primarily recorded within SG&A, and represent $2.1 million of income related to employee termination benefits partially offset by $0.2 million of expense related to restructured facilities. Cash paid during the quarter reduced our restructuring liability by $4.8 million.

For the three months ended September 30, 2009, we recorded $3.4 million for our restructuring program, primarily within SG&A, of which $3.2 million was related to employee termination benefits. Cash paid for these initiatives was $20.3 million. In addition, we have recorded $0.5 million of accelerated depreciation primarily in Cost of sales in our Condensed Consolidated Statement of Operations.

Below is a rollforward of our restructuring accrual for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010	2009
Beginning accrued liability	$40,598	$76,871
(Income) expense	(1,881)	3,383
Utilization(1)	(2,425)	(18,406)

Ending accrued liability	$36,292	$61,848

(1)	Includes cash payments and the effects of foreign currency translation.

Restructuring expenses by reporting segment are as follows and include accruals for new programs as noted above plus revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Three Months Ended September 30,
	2010	2009
Automotive	$591	$3,260
Consumer	(399)	(17)
Professional	(2,334)	39
Other	261	101

Total expense	(1,881)	3,383
Accelerated depreciation	(1,024)	481

Total	$(2,905)	$3,864

Goodwill

We test for impairment at the reporting unit level on an annual basis as of April 30th of every year and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The impairment test for goodwill is a two step process. The first step compares the fair value of each reporting unit to its carrying value, with the fair value of each reporting unit determined using established valuation techniques, specifically the market and income approaches. Should the results of the first step indicate that the fair value of a reporting unit is less than its carrying value, the second step of this test is conducted wherein the amount of any impairment is determined by comparing the implied fair value of goodwill in a reporting unit to the recorded amount of goodwill for that reporting unit. The implied fair value of goodwill is calculated as the excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities. Should the fair value of the goodwill so calculated be less than the carrying value, an impairment is recorded. The annual impairment test conducted as of April 30, 2010 indicated that the fair value of each reporting unit was in excess of its carrying value and, as such, no impairment was deemed to exist and therefore we did not recognize any goodwill impairment charges in the three months ended September 30, 2010.

During the three months ended September 30, 2009, we recognized $3.0 million of goodwill associated with the acquisition of Innovative Systems GmbH (“Innovative”) in a prior year. This contingent purchase price consideration was recorded in our

Automotive segment. The annual goodwill impairment test conducted in April 2009 indicated that no goodwill was supportable at that time in our Automotive segment and, as a result, we recorded a goodwill impairment charge of $3.0 million in the three months ended September 30, 2009, which is recorded within SG&A in our Condensed Consolidated Statement of Operations. The contingent purchase price consideration associated with the acquisition of Innovative continues indefinitely unless we or the sellers exercise a buyout option within six months from September 1, 2010.

Operating Income (Loss)

Operating income for the three months ended September 30, 2010 was $42.7 million, or 5.1 percent of net sales, compared to a loss of $4.1 million, or 1.0 percent of net sales in the same period in the prior year. The increase compared to the same period in the prior year was primarily due to higher net sales in the three months ended September 30, 2010, lower restructuring and goodwill impairment charges and the $11.7 million settlement of an automotive claim in the prior year.

Interest Expense, Net

Interest expense, net, was $6.1 million for the three months ended September 30, 2010 compared to $9.6 million of interest expense, net, in the same period in the prior year. Interest expense, net, for the three months ended September 30, 2010 included interest income of $3.1 million and interest expense of $9.2 million, of which $4.3 million was cash interest and $4.9 million was noncash interest associated with the amortization of the debt discount on the 1.25 percent convertible senior notes (“Convertible Senior Notes”) and amortization of debt issuance costs on the Convertible Senior Notes and our revolving credit facility. Interest expense, net, for the three months ended September 30, 2009 included interest income of $0.9 million and interest expense of $10.5 million, of which $6.1 million was cash interest and $4.4 million was noncash interest associated with the amortization of the debt discount on the Convertible Senior Notes and amortization of debt issuance costs on the Convertible Senior Notes and our revolving credit facility. Interest expense related to the Amended Credit Agreement for the three months ended September 30, 2010 was $0.6 million, and was attributable to a facility fee, as there were no borrowings outstanding and was $4.1 million for the three months ended September 30, 2009 related to both the facility fee and interest associated with $224.7 million of outstanding borrowings.

Miscellaneous, Net

Net miscellaneous expenses consisting primarily of bank charges were $1.5 million for the three months ended September 30, 2010, compared to $1.2 million in the same period in the prior year.

Income Tax (Benefit) Expense, Net

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income. Income tax expense for the three months ended September 30, 2010 was $7.7 million, compared to an income tax benefit of $5.0 million for the same period in the prior year. The effective tax rate for the three months ended September 30, 2010 was 21.9 percent, compared to 33.6 percent in the same period in the prior year. The change in the effective tax rate for the three months ended September 30, 2010 compared to the same period in the prior year was primarily due to the U.S. domestic manufacturer’s deduction and foreign tax benefits reduced by loss of the U.S. research and development credit that expired on December 31, 2009. No benefit for this credit was recorded in the three months ended September 30, 2010.

We have net deferred tax assets of $265.1 million primarily consisting of deferred deductions and foreign tax credits. We have evaluated all available evidence, both positive and negative, and based on the weight of all available evidence, we continue to believe that our net deferred tax assets are fairly reflected in our Condensed Consolidated Balance Sheets. If the results of our operations do not meet our current expectations, our net deferred tax assets may become impaired.

As of September 30, 2010, unrecognized tax benefits and the related interest were $20.6 million and $1.4 million, respectively, all of which would affect the tax rate if recognized. During the three months ended September 30, 2010, we recorded an expense related to uncertain tax positions of $0.2 million.

Financial Condition

Liquidity and Capital Resources

We primarily finance our working capital requirements through cash generated by operations, borrowings under the second amended and restated multi-currency, multi-option credit agreement dated March 31, 2009 (“Amended Credit Agreement”), and trade credit. Cash and cash equivalents were $567.7 million at September 30, 2010 compared to $645.6 million at June 30, 2010. During the three months ended September 30, 2010, our cash and cash equivalent balance decreased $77.9 million. The decrease in cash was primarily due to $81.8 million of investments in short-term investments, consisting of time deposits and treasury bills, which have maturities of greater than three months but less than a year, and earn higher interest rates than investments with maturities of less than three months. We also used cash to make investments in our manufacturing facilities, fund product development and meet the working capital needs of our business segments.

We will continue to have cash requirements to support seasonal working capital needs, investments in our manufacturing facilities, including a $100 million investment in a manufacturing and research facility in China, interest and principal payments and restructuring payments. We intend to use cash on hand and cash generated by operations to meet these requirements.

Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and maintain access to the financial markets, both of which are subject to general economic, financial, competitive legislative, regulatory and other market factors beyond our control. Our existing cash and cash equivalents may decline and our financial condition may be adversely affected in the event of continued volatility in the credit markets or further economic deterioration. We expect that credit market and industry conditions will improve in the near future. We believe that in this difficult environment our cash on hand of $567.7 million and our short-term investments of $81.8 million as of September 30, 2010, our operating cash flows and our availability of $225.1 million under our revolving credit facility, will be adequate to meet our cash requirements for operations, necessary capital expenditures and restructuring payments over the next 12 months. Below is a more detailed discussion of our cash flow activities for the three months ended September 30, 2010.

Operating Activities

For the three months ended September 30, 2010, our net cash used in operations was $22.0 million compared to net cash used in operations of $51.6 million in the same period in the prior year. The increase in operating cash flows compared to the same period in the prior year was primarily due to higher operating income, a decrease in warranty payments and income taxes payable, partially offset by higher inventories, in anticipation of future sales, increased payments for accounts payable, and a decrease in other liabilities. At September 30, 2010, working capital, excluding cash short-term investments, and short-term debt, was $240.1 million, compared with $178.9 million at June 30, 2010. The increase was primarily due to higher receivable and inventory balances, partially offset by higher accounts payable and accrued liabilities.

Investing Activities

Net cash used in investing activities was $94.7 million for the three months ended September 30, 2010, compared to $1.3 million used by investing activities in the same period in the prior year. The increase in net cash used in investing activities compared to the same period in the prior year was primarily due to $81.8 million of investments in short-term investments, consisting of time deposits and treasury bills with original maturities of greater than three months and less than one year. Capital expenditures for the three months ended September 30, 2010 were $11.6 million, in support of new automotive awards, compared to $3.7 million for the same period in the prior year. Capital spending was higher due to expansion production capacity, increases in information technology related programs and product improvement programs. In addition, in September 2010, we completed the acquisition of Aha for $1.8 million. We expect that our run rate for capital expenditures will continue to increase during fiscal year 2011.

Financing Activities

Net cash flows used in financing activities were $7.2 million in the three months ended September 30, 2010, compared to $4.5 million used by financing activities in the same period in the prior year. The increase was primarily due to a decrease in short-term borrowings of $9.6 million.

Our total debt at September 30, 2010 was $405.8 million or $372.4 million, net of discount, primarily comprised of $400.0 million of the Convertible Senior Notes which are shown net of a discount of $33.3 million in our Condensed Consolidated Balance Sheets at September 30, 2010, due to the accounting guidance which is more fully described in Note 8—Debt, in the Notes to the Condensed Consolidated Financial Statements. Also included in total debt are short-term borrowings of $4.5 million and capital leases and other borrowings of $1.3 million.

Amended Credit Agreement

We are party to the Amended Credit Agreement which is more fully described in our 2010 Form 10-K. At September 30, 2010, we had a total borrowing capacity of $231.6 million under the Amended Credit Agreement, with $6.5 million of outstanding borrowings consisting of outstanding letters of credit and $225.1 million of available borrowing capacity.

The Amended Credit Agreement contains financial and other covenants that are more fully described in our 2010 Form 10-K. If we do not meet the forecast in our budgets, we could violate our debt covenants and, absent a waiver from our lenders or an amendment to our Amended Credit Agreement, we could be in default under the Amended Credit Agreement. As a result, our debt under the Amended Credit Agreement could become due, which would have a material adverse effect on our financial condition and results of operations. A default under the Amended Credit Agreement could also lead to an event of default under the indenture for our Convertible Senior Notes, as amended (the “Indenture”), and the acceleration of the Convertible Senior Notes. As of September 30, 2010, we were in compliance with all the financial covenants of the Amended Credit Agreement. We believe we will be in compliance with these covenants for at least the next 12 months.

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

The term of the Guarantee and Collateral Agreement corresponds with the term of the Amended Credit Agreement, which matures on December 31, 2011. Under the terms of this Guarantee and Collateral Agreement, we have effectively guaranteed the payment of the full amount of borrowings under the Amended Credit Agreement, including outstanding letters of credit, upon maturity. The potential amount of future payments that we would be required to pay under the Guarantee and Collateral Agreement is the amount that we have borrowed under the Amended Credit Agreement, including outstanding letters of credit. At September 30, 2010, we had no borrowings under the Amended Credit Agreement and had outstanding letters of credit of $6.5 million.

Convertible Senior Notes

We had $400 million of Convertible Senior Notes outstanding at September 30, 2010 and June 30, 2010 which are more fully described in Note 8 – Debt in the Notes to the Condensed Consolidated Financial Statements.

The Indenture contains covenants, one of which requires us to calculate the ratio of Consolidated Total Debt to Consolidated EBITDA, as defined in the Indenture, each time we incur additional indebtedness, for the most recently ended four quarter period (the “Incurrence of Debt Covenant”). On January 12, 2010, we entered into a supplemental indenture to the Indenture (the “Supplemental Indenture”) which amended the Incurrence of Debt Covenant. Under the Supplemental Indenture, we are now permitted to, without complying with the ratio of Consolidated Total Debt to Consolidated EBITDA of 3.25 to 1.00: (a) incur revolving extensions of credit under the Amended Credit Agreement, up to a maximum amount of $231.6 million, and (b) incur additional indebtedness, subject to a requirement to make a pro rata offer to purchase a principal face amount of the Convertible Senior Notes equal to 50 percent of the aggregate amount of such indebtedness so incurred, plus accrued and unpaid interest thereon. The Incurrence of Debt Covenant lapsed on October 23, 2010, and is no longer applicable to us after this date. At September 30, 2010, we were in compliance with all covenants under the Indenture, as amended, and we believe that we will be in compliance with these covenants for at least the next 12 months.

Equity

Total shareholders’ equity at September 30, 2010 was $1.220 billion compared with $1.135 billion at June 30, 2010. The increase is primarily due to favorable foreign currency translation and net income, partially offset by unrealized losses on hedging. There were no shares of our common stock repurchased during the three months ended September 30, 2010.

Off-Balance Sheet Arrangements

Although we rarely utilize off-balance sheet arrangements in our operations, we enter into operating leases for land, buildings and equipment in the normal course of business which are not included in our Condensed Consolidated Balance Sheets. In addition, we had outstanding letters of credit of $6.5 million at September 30, 2010 and $6.6 million at June 30, 2010 that were not included in our Condensed Consolidated Balance Sheets.

Business Outlook

We experienced the effects of the worldwide economic crisis in our results during fiscal year 2010. However, we do believe that the markets continue to recover. Our future outlook may continue to be impacted by the contraction in consumer discretionary spending. Our outlook could also be affected by changes in foreign currency exchange rates potentially resulting in reduced sales and profit.

To mitigate the potential impacts of the weak economic markets, we continued to accelerate many of our strategic initiatives and restructuring actions, and hence we continue to incur costs relating to STEP Change, our current restructuring program. We are also continuing to focus our efforts on improving our global footprint, technology portfolio, human resources and internal processes to help us improve our cost structure, which we believe will enable us to remain competitive.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are required to include information about potential effects of changes in interest rates and currency exchange rates in our periodic reports filed with the SEC. Since June 30, 2010, there have been no material changes in the quantitative or qualitative aspects of our market risk profile. See Item 7A, Quantitative and Qualitative Disclosure About Market Risk included in our 2010 Form 10-K.

Interest Rate Sensitivity/Risk

At September 30, 2010, interest on approximately 98 percent of our borrowings was determined on a fixed rate basis. The interest rates on the balance of our debt are subject to changes in U.S. and European short-term interest rates. To assess exposure to interest rate changes, we have performed a sensitivity analysis assuming a hypothetical 100 basis point increase or decrease in interest rates across all outstanding debt and investments. Our analysis indicates that the effect on net income for the three months ended September 30, 2010 of such an increase or decrease in interest rates would be approximately $1.3 million.

Foreign Currency Risk

We maintain operations in Germany, the United Kingdom, France, Austria, Hungary, Mexico, Brazil and China. As a result, we are subject to market risks arising from changes in foreign currency exchange rates, principally the change in the value of the Euro versus the U.S. Dollar. Our subsidiaries purchase products and raw materials in various currencies. As a result, we may be exposed to cost changes relative to local currencies in the markets to which we sell our products. To mitigate these transactional risks, we enter into foreign exchange contracts. Foreign currency positions are partially offsetting and are netted against one another to reduce exposure.

Changes in currency exchange rates, principally the change in the value of the Euro compared to the U.S. Dollar have an impact on our reported results when the financial statements of foreign subsidiaries are translated into U.S. Dollars.

Over half of our sales are denominated in Euros. The fluctuation in currency exchange rates, specifically the Euro versus the U.S. Dollar, had a significant impact on earnings for the three months ended September 30, 2010 compared to the same prior year period due to the weakening of the Euro relative to the U.S. Dollar. The average exchange rate for the Euro versus the U.S. Dollar for the three months ended September 30, 2010 decreased 9.6 percent from the same period in the prior year. In recent months, the U.S. Dollar has weakened against the Euro.

To assess exposure to changes in currency exchange rates, we prepared an analysis assuming a hypothetical 10 percent change in currency exchange rates across all currencies used by our subsidiaries. This analysis indicated that a 10 percent increase in exchange rates would have decreased income before income taxes by approximately $3.3 million and a 10 percent decrease in exchange rates would have increased income before income taxes by approximately $3.3 million for the three months ended September 30, 2010.

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

We acquired 1,447 shares at an average price of $33.59 per share from certain former employees during the three months ended September 30, 2010 in connection with the surrender of shares to pay option exercise prices, as shown in the table below.

Period	Total Number of Shares Acquired During Period	Average Price Paid Per Share
July 1 – July 31	—	$—
August 1 – August 31	—	—
September 1 – September 30	1,447	33.59

Total	1,447	$33.59

Item 6.	Exhibits

Exhibit No.	Exhibit Description

31.1	Certification of Dinesh Paliwal pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Herbert Parker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dinesh Paliwal and Herbert Parker, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Calculation Linkbase.*

101.LAB	XBRL Taxonomy Label Linkbase.*

101.PRE	XBRL Presentation Linkbase.*

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following financial information formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended September 30, 2010 and 2009, (ii) Condensed Consolidated Balance Sheets at September 30, 2010 and June 30, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2010 and 2009 and (iv) Notes to the Condensed Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harman International Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harman International Industries, Incorporated

Date: November 2, 2010	By:	/S/ HERBERT K. PARKER
Herbert K. Parker
Executive Vice President and Chief Financial Officer (Principal Financial Officer)