Form 10-Q
period 2010-12-31
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2011-02-03
CIK 800459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

As of January 31, 2011, 95,268,780 shares of common stock, par value $.01, were outstanding.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

Form 10-Q

December 31, 2010

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

i

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

(In thousands)	December 31, 2010 (Unaudited)	June 30, 2010
Assets
Current assets
Cash and cash equivalents	$484,280	$645,570
Short-term investments	247,152	0
Receivables, net	508,278	517,092
Inventories, net	429,303	353,123
Other current assets	164,373	158,194

Total current assets	1,833,386	1,673,979
Property, plant and equipment, net	426,749	421,949
Goodwill	113,941	105,922
Deferred tax assets, long-term	223,906	247,602
Other assets	120,876	106,763

Total assets	$2,718,858	$2,556,215

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$265	$463
Short-term debt	1,180	13,472
Accounts payable	373,127	382,985
Accrued liabilities	380,100	363,261
Accrued warranties	105,812	99,329
Income taxes payable	9,917	3,941

Total current liabilities	870,401	863,451
Convertible senior notes	370,612	362,693
Other senior debt	924	1,209
Other non-current liabilities	199,651	193,970

Total liabilities	1,441,588	1,421,323

Preferred stock	0	0
Common stock	953	952
Additional paid-in capital	903,604	892,129
Accumulated other comprehensive income	54,128	3,666
Retained earnings	1,366,155	1,285,715
Less: Common stock held in treasury	(1,047,570)	(1,047,570)

Total equity	1,277,270	1,134,892

Total liabilities and equity	$2,718,858	$2,556,215

See accompanying Notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

(Unaudited)

(In thousands, except earnings per share data)	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Net sales	$956,081	$928,273	$1,793,027	$1,676,701
Cost of sales	687,341	676,639	1,299,716	1,232,839

Gross profit	268,740	251,634	493,311	443,862

Selling, general and administrative expenses	200,921	191,998	382,746	385,307
Loss on deconsolidation of variable interest entity	0	13,122	0	13,122
Goodwill impairment	0	9,276	0	12,292

Operating income	67,819	37,238	110,565	33,141

Other expenses:
Interest expense, net	5,764	8,625	11,910	18,188
Miscellaneous, net	2,405	903	3,932	2,147

Income from continuing operations before income taxes	59,650	27,710	94,723	12,806
Income tax expense, net	6,598	10,700	14,283	5,697

Income from continuing operations, net of income taxes	53,052	17,010	80,440	7,109
Income from discontinued operations, net of income taxes	0	2,703	0	4,806

Net income	53,052	19,713	80,440	11,915
Less: Net income attributable to noncontrolling interest	0	3,614	0	5,289

Net income attributable to Harman International Industries, Incorporated	$53,052	$16,099	$80,440	$6,626

Net income from continuing operations attributable to Harman International Industries, Incorporated
Income from continuing operations, net of income taxes	$53,052	$17,010	$80,440	$7,109
Less: Net income attributable to noncontrolling interest	0	3,614	0	5,289

Net income from continuing operations attributable to Harman International Industries, Incorporated	$53,052	$13,396	$80,440	$1,820

Earnings per share from continuing operations attributable to Harman International Industries, Incorporated:
Basic	$0.75	$0.19	$1.14	$0.03

Diluted	$0.74	$0.19	$1.13	$0.03

Earnings per share from discontinued operations:
Basic	$0.00	$0.04	$0.00	$0.07

Diluted	$0.00	$0.04	$0.00	$0.07

Earnings per share:
Basic	$0.75	$0.23	$1.14	$0.09

Diluted	$0.74	$0.23	$1.13	$0.09

Weighted average shares outstanding:
Basic	70,972	70,474	70,818	70,324

Diluted	71,629	71,027	71,364	70,777

See accompanying Notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

(Unaudited)

(In thousands)	Six Months Ended December 31,
	2010	2009
Cash Flows from operating activities:
Net income attributable to Harman International Industries, Incorporated	$80,440	$6,626
Adjustments to reconcile net income attributable to Harman International Industries, Incorporated to net cash provided by operating activities:
Income from discontinued operations, net of income taxes	0	(4,806)
Depreciation and amortization	58,586	67,401
Loss on deconsolidation of variable interest entity	0	13,122
Goodwill impairment	0	12,292
Deferred income tax expense (benefit)	6,038	(384)
Noncontrolling interest	0	5,289
Share-based compensation	9,331	10,482
Non-cash interest expense	10,127	8,786
Loss on disposition of assets	272	79
Changes in operating assets and liabilities:
Decrease (increase) in:
Receivables	37,227	(88,879)
Inventories	(53,636)	(29,315)
Other current assets	(5,200)	(11,428)
Increase (decrease) in:
Accounts payable	(29,628)	87,194
Accrued warranties	6,483	(18,685)
Accrued other liabilities	(30,395)	(3,644)
Income taxes payable	5,228	3,307
Other operating activities	(4,244)	14

Net cash from continuing operations provided by operating activities	90,629	57,451
Net cash from discontinued operations provided by operating activities	0	4,339

Net cash provided by operating activities	90,629	61,790
Cash flows from investing activities:
Purchases of short-term investments	(327,984)	(269,243)
Maturities of short-term investments	80,832	114,316
Acquisitions, net of cash received	(1,770)	0
Proceeds from asset dispositions	2,840	1,479
Capital expenditures	(34,578)	(11,365)
Deconsolidation of variable interest entity	0	(11,347)
Other items, net	1,865	765

Net cash from continuing operations used in investing activities	(278,795)	(175,395)
Net cash from discontinued operations used in investing activities	0	(70)

Net cash used in investing activities	(278,795)	(175,465)
Cash flows from financing activities:
Net decrease in short-term borrowings	(12,952)	0
Net borrowings under revolving credit facility	3,247	(6,700)
Debt issuance costs for revolving credit facility	(7,003)	0
Other increase in long-term debt	0	4,078
Share-based payment arrangements	2,332	472

Net cash used in financing activities	(14,376)	(2,150)
Effect of exchange rate changes on cash	41,252	4,374

Net decrease in cash and cash equivalents	(161,290)	(111,451)
Cash and cash equivalents at beginning of period	645,570	586,359

Cash and cash equivalents at end of period	$484,280	$474,908

Supplemental disclosure of cash flow information:
Interest paid	$3,194	$11,392
Income taxes paid	$2,967	$1,328

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

Our unaudited, condensed consolidated financial statements at December 31, 2010 and for the three and six months ended December 31, 2010 and 2009, have been prepared pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (our “2010 Form 10-K”) and do not include all information and footnote disclosures included in our audited financial statements. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly, in all material respects, the consolidated financial condition, results of operations and cash flows for the periods presented. Operating results for the three and six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2011 due to seasonal, economic and other factors. Where necessary, information for prior periods has been reclassified to conform to the consolidated financial statement presentation for the corresponding periods in the current fiscal year.

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

Allowance for Doubtful Accounts: We reserve an estimated amount for accounts receivable that may not be collected. Methodologies for estimating the allowance for doubtful accounts are primarily based on specific identification of uncollectible accounts. Historical collection rates and customer credit worthiness are considered in determining specific reserves. At December 31, 2010 and June 30, 2010, we had $7.9 million and $8.1 million, respectively, reserved for possible uncollectible accounts receivable.

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

Note 3 – Inventories, net

Inventories, net consist of the following:

	December 31, 2010	June 30, 2010
Finished goods	$165,230	$130,827
Work in process	73,703	59,196
Raw materials	190,370	163,100

Inventories, net	$429,303	$353,123

At December 31, 2010 and June 30, 2010, our inventory reserves were $88.8 million and $75.1 million, respectively.

Note 4 – Property, Plant and Equipment, net

Property, plant and equipment consist of the following:

	Estimated Useful Lives (in Years)	December 31, 2010	June 30, 2010
Land		$11,186	$10,370
Buildings and improvements	1-50	265,849	255,440
Machinery and equipment	3-20	947,029	880,364
Furniture and fixtures	3-10	30,167	28,137

Property, plant and equipment, gross		1,254,231	1,174,311
Less accumulated depreciation and amortization		(827,482)	(752,362)

Property, plant and equipment, net		$426,749	$421,949

Depreciation expense for the three months ended December 31, 2010 and 2009 was $28.5 million and $33.2 million, respectively, and was $54.9 million and $66.2 million for the six months ended December 31, 2010 and 2009, respectively.

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

Details of our accrued warranties are as follows:

	Six Months Ended December 31,
	2010	2009
Accrued warranties, June 30	$99,329	$116,673
Warranty expense	24,846	21,697
Warranty payments (cash or in-kind)	(26,515)	(50,616)
Other(1)	8,152	1,698

Accrued warranties, December 31	$105,812	$89,452

(1)	Other primarily represents foreign currency translation.

Note 6 – Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share of common stock outstanding:

	Three Months Ended December 31,
	2010		2009
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted Earnings per Share:
Income from continuing operations, net of income taxes	$53,052	$53,052	$17,010	$17,010
Less: Net income attributable to noncontrolling interest	0	0	3,614	3,614

Net income from continuing operations attributable to Harman International Industries, Incorporated	53,052	53,052	13,396	13,396
Income from discontinued operations, net of income taxes	0	0	2,703	2,703

Net income attributable to Harman International Industries, Incorporated	$53,052	$53,052	$16,099	$16,099

Denominator for Basic and Diluted Earnings per Share:
Weighted average shares outstanding	70,972	70,972	70,474	70,474
Employee stock options	0	657	—	553

Total weighted average shares outstanding	70,972	71,629	70,474	71,027

Earnings per Share:
Net income from continuing operations attributable to Harman International Industries, Incorporated	$0.75	$0.74	$0.19	$0.19

Income from discontinued operations, net of income taxes	$0.00	$0.00	$0.04	$0.04

Net income attributable to Harman International Industries, Incorporated	$0.75	$0.74	$0.23	$0.23

	Six Months Ended December 31,
	2010		2009
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted Earnings per Share:
Income from continuing operations, net of income taxes	$80,440	$80,440	$7,109	$7,109
Less: Net income attributable to noncontrolling interest	0	0	5,289	5,289

Net income from continuing operations attributable to Harman International Industries, Incorporated	80,440	80,440	1,820	1,820
Income from discontinued operations, net of income taxes	0	0	4,806	4,806

Net income attributable to Harman International Industries, Incorporated	$80,440	$80,440	$6,626	$6,626

Denominator for Basic and Diluted Earnings per Share:
Weighted average shares outstanding	70,818	70,818	70,324	70,324
Employee stock options	0	546	0	453

Total weighted average shares outstanding	70,818	71,364	70,324	70,777

Earnings per Share:
Net income from continuing operations attributable to Harman International Industries, Incorporated	$1.14	$1.13	$0.03	$0.03

Income from discontinued operations, net of income taxes	$0.00	$0.00	$0.07	$0.07

Net income attributable to Harman International Industries, Incorporated	$1.14	$1.13	$0.09	$0.09

Options to purchase 1,752,421 and 2,512,811 shares of our common stock with exercise prices ranging from $30.08 to $126.94 and $28.51 to $126.94 per share were outstanding during the three months ended December 31, 2010 and 2009, respectively, and excluded from the computation of diluted earnings per share because they would have been antidilutive. In addition, restricted shares and restricted stock units of 18,404 and zero were outstanding during the three months ended December 31, 2010 and 2009, respectively, and were excluded from the computation of diluted earnings per share as they also would have been antidilutive.

Options to purchase 1,702,404 and 2,639,805 shares of our common stock with exercise prices ranging from $28.51 to $126.94 and $26.64 to $126.94 per share were outstanding during the six months ended December 31, 2010 and 2009, respectively, and excluded from the computation of diluted earnings per share because they would have been antidilutive. In addition, restricted shares and restricted stock units of 13,733 and 4,363 were outstanding during the six months ended December 31, 2010 and 2009, respectively, and were excluded from the computation of diluted earnings per share as they also would have been antidilutive.

We had $400 million of 1.25 percent convertible senior notes (the “Convertible Senior Notes”) outstanding at December 31, 2010 and June 30, 2010. The conversion terms of the Convertible Senior Notes will affect the calculation of diluted earnings per share if the price of our common stock exceeds the conversion price of the Convertible Senior Notes. The initial conversion price of the Convertible Senior Notes is approximately $104 per share, subject to adjustment in specified circumstances as described in the indenture governing the Convertible Senior Notes (the “Indenture”). Upon conversion, a holder of Convertible Senior Notes will receive an amount per Convertible Senior Note in cash equal to the lesser of $1,000 or the conversion value of the Convertible Senior Notes, determined in the manner set forth in the Indenture. If the conversion value exceeds $1,000, we will deliver $1,000 in cash and at our option, cash or common stock or a combination of cash and common stock for the conversion price in excess of $1,000. The conversion option is indexed to our common stock and therefore is classified as equity. The conversion option will not result in an adjustment to net income in calculating diluted earnings per share. The dilutive effect of the conversion option will be calculated using the treasury stock method. Therefore, conversion settlement shares will be included in diluted shares outstanding if the price of our common stock exceeds the conversion price of the Convertible Senior Notes. Refer to Note 8 – Debt for further information.

Note 7 – Goodwill

We test for impairment at the reporting unit level on an annual basis as of April 30th of every year and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The impairment test for goodwill is a two-step process. The first step compares the fair value of each reporting unit to its carrying value, with the fair value of each reporting unit determined using established valuation techniques, specifically the market and income approaches. Should the results of the first step indicate that the fair value of a reporting unit is less than its carrying value, the second step of this test is conducted wherein the amount of any impairment is determined by comparing the implied fair value of goodwill in a reporting unit to the recorded amount of goodwill for that reporting unit. The implied fair value of goodwill is calculated as the excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities. Should the fair value of the goodwill so calculated be less than the carrying value, an impairment charge is recorded. The annual impairment test conducted as of April 30, 2010 indicated that the fair value of each reporting unit was substantially in excess of its carrying value and, as such, no impairment was deemed to exist and therefore we did not recognize any goodwill impairment charges in the three and six months ended December 31, 2010.

During the three and six months ended December 31, 2009, we recognized $4.2 million and $7.2 million, respectively, of goodwill associated with the acquisition of innovative systems GmbH (“innovative”) in a prior year. This contingent purchase price consideration was recorded in our Automotive segment. The annual goodwill impairment test conducted in April 2009 indicated that no goodwill was supportable at that time in our Automotive segment and, as a result, we recorded a goodwill impairment charge of $4.2 million and $7.2 million in the three and six months ended December 31, 2009. The contingent purchase price consideration associated with the acquisition of innovative continues indefinitely unless we or the sellers exercise a buyout option within six months from September 1, 2010. As of December 31, 2010, the buyout option has not been exercised.

In November 2009, we also recognized $9.5 million of goodwill associated with a prior year acquisition of QNX Software Systems Co., a component of our QNX business, which was recorded as contingent purchase price consideration when the contingency lapsed. The funds to pay this consideration had been placed in escrow and therefore were included in current assets in our Condensed Consolidated Balance Sheets and, as a result, the payment had no effect on our cash balance. In fiscal year 2009, we reclassified our QNX business to our Other segment. We performed a fair value analysis to allocate the goodwill between the Automotive and Other segments and therefore similarly allocated this additional purchase price consideration goodwill between the Automotive and Other segments. As a result, $5.1 million of this goodwill was allocated to our Automotive segment. As discussed above, our annual goodwill impairment test conducted in April 2009 indicated that no goodwill was supportable at that time in our Automotive segment and, as a result, we recorded additional goodwill impairment charges of $5.1 million in both the three and six months ended December 31, 2009. In June 2010, we sold our QNX business to a third party. Refer to Note 19 – “Discontinued Operations” for further information.

Note 8 – Debt

Short Term Borrowings

At December 31, 2010 and June 30, 2010, we had $1.2 million and $13.5 million of short-term borrowings outstanding, respectively, and we maintained lines of credit of $21.2 million, in the aggregate, in Germany, Austria, Brazil and Hungary and $13.6 million, in the aggregate, in Germany, Austria, and Hungary, respectively.

New Revolving Credit Facility

On December 1, 2010, we and one of our wholly-owned subsidiaries, Harman Holding GmbH & Co. KG (“Harman KG”), entered into a Multi-Currency Credit Agreement (the “Credit Agreement”) with a group of banks. The Credit Agreement provides for a five-year secured revolving credit facility which expires on December 1, 2015 (the “Revolving Credit Facility”) in the amount of $550 million (the “Aggregate Commitment”), of which up to $60 million will be available for letters of credit. Subject to certain conditions set forth in the Credit Agreement, the Aggregate Commitment may be increased up to a maximum aggregate amount of $700 million.

The Credit Agreement effectively replaced our previous revolving credit facility, the second amended and restated multi-currency, multi-option credit agreement dated March 31, 2009, as amended (the “2009 Credit Agreement”), which had a maximum borrowing capacity of $231.6 million (the “2009 Maximum Borrowing Capacity”), including outstanding letters of credit, and is more fully described in our 2010 Form 10-K. As a result of such replacement, we voluntarily terminated the 2009 Credit Agreement. There were no outstanding borrowings under the 2009 Credit Agreement as of December 1, 2010, and we incurred no early termination penalties due to the termination of the 2009 Credit Agreement.

Interest rates for borrowings under the Revolving Credit Facility range from 0.875 percent to 1.375 percent above the applicable base rate for base rate loans and range from 1.875 percent to 2.375 percent above London Interbank Offered Rate (“LIBOR”) for Eurocurrency loans based on our Total Leverage Ratio (as defined below). In addition, we are obligated to pay an annual facility fee on the Aggregate Commitment, whether drawn or undrawn, ranging from 0.375 percent to 0.625 percent based on our Total Leverage Ratio. Any proceeds from borrowings under the Revolving Credit Facility may be used for general corporate purposes.

Interest rates for borrowings under the 2009 Credit Agreement were 3.0 percent above the applicable base rate for base rate loans and 4.0 percent above LIBOR for Eurocurrency loans. In addition, the annual facility fee rate payable under the 2009 Credit Agreement was one percent based on the 2009 Maximum Borrowing Capacity, whether drawn or undrawn.

The Credit Agreement contains financial condition covenants that require us to maintain the following ratios, each calculated as of the end of the applicable fiscal quarter on a rolling four-quarter basis:

•

The ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) less capital expenditures, to consolidated cash interest expense, must be more than 3.25 to 1.00 (the “Interest Coverage Ratio”);

•	The ratio of consolidated total debt to consolidated EBITDA must be less than 4.00 to 1.00 (the “Total Leverage Ratio”); and

•	The ratio of consolidated senior debt to consolidated EBITDA must be less than 3.00 to 1.00 (the “Senior Leverage Ratio”).

The Credit Agreement also contains covenants that require us to maintain minimum levels of liquidity in certain specified circumstances, imposes limitations on our ability to incur debt, place liens on our assets, make fundamental changes, sell assets, make investments, undertake transactions with affiliates, undertake sale and leaseback transactions, incur guarantee obligations, modify or prepay certain material debt (including the Convertible Senior Notes), enter into hedging agreements, pay dividends, make capital expenditures and acquire certain types of collateral.

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including failure to make timely payments, breaches of representation or covenants, or a change in control of our company, as defined in the Credit Agreement.

At December 31, 2010, we had no borrowings under the Credit Agreement and had outstanding letters of credit of $6.7 million. Unused available credit under the Credit Agreement was $543.3 million at December 31, 2010. In connection with the Credit Agreement, we incurred $7.0 million in fees and other expenses which have been capitalized within Other assets in our Condensed Consolidated Balance Sheet. These costs will be amortized over the term of the Credit Agreement on a straight-line basis. In addition, we wrote off $0.7 million of debt issuance costs, associated with the 2009 Credit Agreement, which represented the portion of these costs that were attributed to the previous revolving credit facility.

If we do not meet the forecast in our budgets, we could violate our debt covenants and, absent a waiver from our lenders or an amendment to our Credit Agreement, we could be in default under the Credit Agreement. As a result, our debt under the Credit Agreement could become due, which would have a material adverse effect on our financial condition and results of operations. A default under the Credit Agreement could also lead to an event of default under the Indenture, as amended, and the acceleration of the Convertible Senior Notes. As of December 31, 2010, we were in compliance with all the financial covenants of the Credit Agreement.

Guarantee and Collateral Agreement

In connection with the Credit Agreement, we and Harman KG entered into a guarantee and collateral agreement, (the “Guarantee and Collateral Agreement”) which provides, among other things, that the obligations under the Credit Agreement are guaranteed by us and each of the subsidiary guarantors party thereto, and that the obligations generally are secured by liens on substantially all of our assets and certain of our subsidiary guarantors’ assets.

The term of the Guarantee and Collateral Agreement corresponds with the term of the Credit Agreement, which matures on December 1, 2015. Under the terms of this Guarantee and Collateral Agreement, we have effectively guaranteed the payment of the full amount of borrowings under the Credit Agreement, including outstanding letters of credit, upon maturity. The potential amount of future payments that we would be required to pay under the Guarantee and Collateral Agreement is the amount that we have borrowed under the Credit Agreement, including outstanding letters of credit. At December 31, 2010, we had no borrowings under the Credit Agreement and had outstanding letters of credit of $6.7 million.

Convertible Senior Notes

We had $400 million of Convertible Senior Notes outstanding at December 31, 2010 and June 30, 2010 which were issued on October 23, 2007 (the “Issuance Date”) and are due on October 15, 2012. The Convertible Senior Notes were issued at par and we pay interest at a rate of 1.25 percent per annum on a semiannual basis. The initial conversion rate on the Convertible Senior Notes is 9.6154 shares of our common stock per $1,000 principal amount of the Convertible Senior Notes (which is equal to an initial conversion price of approximately $104 per share). The conversion rate is subject to adjustment in specified circumstances described in the Indenture.

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

The principal amounts, unamortized discount and net carrying amounts of the liability components and the equity components for the Convertible Senior Notes as of December 31, 2010 and June 30, 2010 are as follows:

	Principal Balance	Unamortized Discount	Net Carrying Amount	Equity Component
December 31, 2010	$400,000	$(29,388)	$370,612	$48,323
June 30, 2010	$400,000	$(37,307)	$362,693	$48,323

At December 31, 2010, the unamortized discount is recognized as a reduction in the carrying value of the Convertible Senior Notes in the Condensed Consolidated Balance Sheets and is being amortized to Interest expense, net in our Condensed Consolidated Statement of Operations over the expected remaining term of the Convertible Senior Notes of 22 months.

Debt issuance costs of $4.8 million were recorded in connection with this transaction and are included in Other assets in our Condensed Consolidated Balance Sheets and are also being amortized to Interest expense, net in our Condensed Consolidated Statements of Operations over the expected remaining term of the Convertible Senior Notes. The unamortized balance of debt issuance costs at December 31, 2010 and June 30, 2010 was $1.4 million and $1.8 million, respectively.

Total interest expense related to the Convertible Senior Notes for the three months ended December 31, 2010 and 2009 includes $1.3 million for both periods of contractual cash interest expense, $4.0 million and $3.7 million of noncash interest expense, respectively, related to the amortization of the discount and $0.2 million in both periods related to the amortization of debt issuance costs. Total interest expense related to the Convertible Senior Notes for the six months ended December 31, 2010 and 2009 includes $2.5 million for both periods of contractual cash interest expense, $7.9 million and $7.4 million of noncash interest expense, respectively, related to the amortization of the discount and $0.4 million in both periods related to the amortization of debt issuance costs.

The Indenture contains covenants, one of which requires us to calculate the ratio of Consolidated Total Debt to Consolidated EBITDA, as defined in the Indenture, each time we incur additional indebtedness, for the most recently ended four quarter period (the “Incurrence of Debt Covenant”). On January 12, 2010, we entered into a supplemental indenture to the Indenture (the “Supplemental Indenture”) which amended the Incurrence of Debt Covenant. Under the Supplemental Indenture, we were permitted to, without complying with the ratio of Consolidated Total Debt to Consolidated EBITDA of 3.25 to 1.00: (a) incur revolving extensions of credit under the 2009 Credit Agreement, up to a maximum amount of $231.6 million, and (b) incur additional indebtedness, subject to a requirement to make a pro rata offer to purchase a principal face amount of the Convertible Senior Notes equal to 50 percent of the aggregate amount of such indebtedness so incurred, plus accrued and unpaid interest thereon. The Incurrence of Debt Covenant lapsed on October 23, 2010, and was no longer applicable to us after this date. At December 31, 2010, we were in compliance with all covenants under the Indenture, as amended.

Note 9 – Income Taxes

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income. Income tax expense for the three months ended December 31, 2010 was $6.6 million, compared to $10.7 million for the same period in the prior year. The effective tax rate for the three months ended December 31, 2010 was 11.1 percent, compared to 38.6 percent for the same period in the prior year. The change in the effective tax rate for the three months ended December 31, 2010 compared to the same period in the prior year was primarily due to the retroactive reinstatement of the U.S. research and experimental tax credit, the U.S. domestic manufacturer’s deduction and foreign tax credits that provided a tax benefit for the three months ended December 31, 2010 that were not available in the three months ended December 31, 2009.

Income tax expense for the six months ended December 31, 2010 was $14.3 million, compared to $5.7 million for the same period in the prior year. The effective tax rate for the six months ended December 31, 2010 was 15.1 percent, compared to 44.5 percent for the same period in the prior year. The change in the effective tax rate for the six months ended December 31, 2010 compared to the same period in the prior year was primarily due to the retroactive reinstatement of the U.S. research and experimental tax credit, the U.S. domestic manufacturer’s deduction and foreign tax credits that provided a tax benefit for the six months ended December 31, 2010 that were not available in the six months ended December 31, 2009.

As of December 31, 2010, unrecognized tax benefits and the related interest were $26.8 million and $1.7 million, respectively, all of which would affect the tax rate if recognized. During the three and six months ended December 31, 2010 we recorded tax reserves on uncertain tax positions in the amount of $5.5 million in each period. During the three and six months ended December 31, 2010, we recorded an expense related to additional interest expense on uncertain tax positions of $0.1 million and $0.2 million, respectively.

Note 10 – Shareholders’ Equity

Preferred Stock

As of December 31, 2010 and June 30, 2010, we had no shares of preferred stock outstanding. We are authorized to issue 5 million shares of preferred stock, $0.01 par value.

Common Stock

We have 200 million authorized shares of common stock, $0.01 par value. At December 31, 2010 and June 30, 2010, we had 95,265,521 and 95,129,836 shares issued; 25,599,817 and 25,599,817 shares in treasury stock and 69,665,704 and 69,530,019 shares outstanding (net of treasury stock), respectively.

Changes in Equity:

The following is a summary of the changes in Accumulated Other Comprehensive Income (“AOCI”) and changes in equity for the six months ended December 31, 2010:

	Preferred Stock	Common Stock	Additional Paid-in Capital	AOCI	Retained Earnings	Treasury Stock	Harman Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at June 30, 2010	$0	$952	$892,129	$3,666	$1,285,715	$(1,047,570)	$1,134,892	$0	$1,134,892

Net income attributable to Harman International Industries, Incorporated	0	0	0	0	80,440	0	80,440	0	80,440
Foreign currency translation	0	0	0	80,474	0	0	80,474	0	80,474
Unrealized loss on hedging	0	0	0	(31,739)	0	0	(31,739)	0	(31,739)
Changes in pension benefits	0	0	0	(357)	0	0	(357)	0	(357)
Unrealized loss on available-for-sale securities	0	0	0	2,084	0	0	2,084	0	2,084

Comprehensive income	0	0	0	50,462	80,440	0	130,902	0	130,902
Exercise of stock options, net of shares received	0	1	2,612	0	0	0	2,613	0	2,613
Share-based compensation	0	0	8,863	0	0	0	8,863	0	8,863

Balance at December 31, 2010	$0	$953	$903,604	$54,128	$1,366,155	$(1,047,570)	$1,277,270	0	$1,277,270

The following is a summary of the changes in AOCI and changes in equity for the six months ended December 31, 2009:

	Preferred Stock	Common Stock	Additional Paid-in Capital	AOCI	Retained Earnings	Treasury Stock	Harman Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at June 30, 2009	$0	$949	$869,609	$57,198	$1,126,946	$(1,047,570)	$1,007,132	$786	$1,007,918

Net income	0	0	0	0	6,626	0	6,626	0	6,626
Foreign currency translation	0	0	0	16,441	0	0	16,441	0	16,441
Unrealized gain on hedging	0	0	0	6,009	0	0	6,009	0	6,009
Changes in pension benefits	0	0	0	(18)	0	0	(18)	0	(18)
Unrealized gain on available-for-sale securities	0	0	0	211	0	0	211	0	211

Comprehensive income	0	0	0	22,643	6,626	0	29,269	0	29,269
Exercise of stock options, net of shares received	0	0	847	0	0	0	847	0	847
Share based compensation	0	1	9,748	0	0	0	9,749	0	9,749
Noncontrolling interest	0	0	0	0	0	0	0	(786)	(786)

Balance at December 31, 2009	$0	$950	$880,204	$79,841	$1,133,572	$(1,047,570)	$1,046,997	$0	$1,046,997

At December 31, 2010 and June 30, 2010, AOCI consisted of the following:

	December 31, 2010	June 30, 2010
AOCI:
Foreign currency translation	$98,529	$18,055
Unrealized (loss) gain on hedging	(13,031)	18,708
Change in pension benefits	(27,777)	(27,420)
Unrealized loss on available-for-sale securities	(3,593)	(5,677)

Total AOCI	$54,128	$3,666

We have approximately $1.7 million and $1.6 million of investments at December 31, 2010 and June 30, 2010, respectively, included in Other current assets in our Condensed Consolidated Balance Sheets that have been classified as available-for-sale securities. These securities are recorded at fair value with realized gains and losses recorded in income and unrealized gains and losses recorded in AOCI, net of taxes.

Note 11 – Share-Based Compensation

On December 31, 2010, we had one share-based compensation plan with shares available for future grants, the Amended and Restated 2002 Stock Option and Incentive Plan (the “2002 Plan”). On December 8, 2010, we amended the 2002 Plan to increase the number of shares available under the 2002 Plan for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units by 1,100,000 to an aggregate amount not to exceed 7,860,000 shares of our common stock. During the six months ended December 31, 2010, options to purchase 346,840 shares of our common stock and 712,224 restricted stock units were granted under the 2002 Plan. No shares of restricted stock or restricted stock units were granted outside the 2002 Plan during the same period.

Share-based compensation expense was $5.0 million and $5.3 million for the three months ended December 31, 2010 and 2009, respectively, and was $9.3 million and $10.5 million for the six months ended December 31, 2010 and 2009, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Operations for share-based compensation arrangements was $1.5 million and $1.1 million for the three months ended December 31, 2010 and 2009, respectively, and was $2.6 million and $2.4 million for the six months ended December 31, 2010 and 2009, respectively.

Fair Value Determination

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions noted in the following table.

	Six Months Ended December 31,
	2010	2009
Expected volatility	63.1 - 73.1%	59.9% - 79.0%
Weighted-average volatility	68.8%	68.6%
Expected annual dividend	$0.00	$0.00
Expected term (in years)	1.73 - 3.80	1.98 - 3.98
Risk-free rate	0.5 - 1.2%	0.9% - 1.9%

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

Stock Option Activity

A summary of option activity under our stock option plans as of December 31, 2010 and changes during the six months ended December 31, 2010 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2010	2,894,405	$55.67	6.83	$2,760
Granted	346,840	34.15
Exercised	(90,843)	28.76
Forfeited or expired	(241,323)	56.41

Outstanding at December 31, 2010	2,909,079	$53.89	7.09	$26,324

Exercisable at December 31, 2010	1,445,508	$62.97	6.04	$10.420

The weighted-average grant-date fair value of options granted for the three months ended December 31, 2010 and 2009 was $18.13 and zero, respectively, and for the six months ended December 31, 2010 and 2009 was $14.75 and $12.79, respectively. The total intrinsic value of options exercised for the three months ended December 31, 2010 and 2009 was $1.0 million and $0.5 million, respectively, and for the six months ended December 31, 2010 and 2009 was $0.9 and $1.0 million, respectively.

Grant of Stock Options with Market Conditions

We granted 330,470 stock options containing a market condition to employees on March 21, 2008. The options vest three years from the date of grant based on a comparison of Harman’s total shareholder return (“TSR”) to the TSR of a selected peer group of publicly listed multinational companies. TSR will be measured as the annualized increase in the aggregate value of a company’s stock price plus the value of dividends, assumed to be reinvested into shares of the company’s stock at the time of dividend payment. The base price to be used for the TSR calculation of $42.19 is the 20-day trading average from February 6, 2008 through March 6, 2008. The ending price to be used for the TSR calculation will be the 20-day trading average prior to and through March 6, 2011. The grant date fair value of $4.2 million was calculated using a combination of Monte Carlo simulation and lattice-based models. Share-based compensation expense for these awards was $0.4 million for each of the three month periods ended December 31, 2010 and 2009, respectively, and was $0.7 million for each of the six month periods ended December 31, 2010 and 2009, respectively.

Restricted Stock Awards

A summary of the status of our nonvested restricted stock as of December 31, 2010 and changes during the six months ended December 31, 2010, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at June 30, 2010	60,000	$65.13
Granted	—	—
Vested	(18,000)	116.65
Forfeited	—	—

Nonvested at December 31, 2010	42,000	$43.05

As of December 31, 2010, there was $0.3 million of total unrecognized compensation cost related to nonvested restricted stock-based compensation arrangements, granted under the 2002 Plan. The weighted average recognition period was 0.7 years. At December 31, 2010, a total of 42,000 shares of restricted stock were outstanding of which 36,000 were granted under the 2002 Plan and 6,000 were granted outside of the 2002 Plan.

Restricted Stock Units

We granted 191,721 restricted stock units with performance conditions and 191,715 restricted stock units with market conditions, in the six months ended December 31, 2010, under the 2002 Plan. The restricted stock units with performance conditions cliff vest three years from the date of grant based on the attainment of certain performance conditions in fiscal year 2013. The restricted stock units with market conditions cliff vest three years from the date of grant based on a comparison of our total TSR to the TSR of a selected peer group of publicly listed multinational companies. The grant date fair value of $5.2 million was calculated using a Monte Carlo simulation model. Compensation expense, for both the restricted stock units with performance conditions and the restricted stock units with market conditions, is recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the applicable targets will be met. The probability is reassessed each reporting period for the restricted stock units with performance conditions.

We granted 380,400 and 133,507 restricted stock units with performance conditions in the six months ended December 31, 2009 and 2008, respectively, under the 2002 Plan. The restricted stock units cliff vest three years from the date of grant based on the attainment of certain performance targets in fiscal years 2012 and 2011, respectively. Compensation expense is recognized ratably over the three-year vesting period, on a straight-line basis, based on the grant date fair value and our assessment of the probability that the performance targets will be met. We have recognized compensation expense based on our estimate of the probability of achieving the targets.

In the six months ended December 31, 2010 and 2009, we also granted 328,788 and 347,109 restricted stock units, respectively, under the 2002 Plan that vest three years from the date of grant.

In January and September 2008, we granted 34,608 and 28,344 cash-settled restricted stock units, respectively, outside the 2002 Plan. These restricted stock units are accounted for as liability awards and are recorded at the fair value at the end of the reporting period in accordance with their vesting schedules. During the three months ended December 31, 2010 and 2009, none of these restricted stock units were settled, and during the six months ended December 31, 2010 and 2009, 9,647 and 1,608 of these restricted stock units were settled, respectively, at a cost of approximately $0.3 million and 0.1 million, respectively. At December 31, 2010, 3,216 cash-settled restricted stock units were outstanding.

A summary of equity classified restricted stock unit activity as of December 31, 2010 and changes during the six months ended December 31, 2010 is presented below:

Shares
Nonvested at June 30, 2010	1,130,223
Granted	712,224
Vested	(54,432)
Forfeited	(51,642)

Nonvested at December 31, 2010	1,736,373

At December 31, 2010, the aggregate intrinsic value of equity classified restricted stock units was $83.5 million. As of December 31, 2010, there was $29.5 million of total unrecognized compensation cost related to restricted stock unit compensation arrangements. The weighted average recognition period was 1.91 years.

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

On September 1, 2009, pursuant to the terms of an amendment to the CEO’s employment letter agreement, the Special Bonus Award was cancelled and replaced with the right to an annual equity award for fiscal years 2011 through 2013 (the “Annual Equity Grant”). On September 1, 2009, both time-based and performance based restricted stock units were granted to the CEO pursuant to the terms of the Annual Equity Grant. The replacement of the Special Bonus Award with the awards granted pursuant to the Annual Equity Grant was accounted for as a modification of an existing award. As a result of this modification, in the first quarter of fiscal year 2010, approximately $0.5 million was reclassified from a liability to additional paid-in capital and $0.5 million was recognized as compensation expense within SG&A in our Condensed Consolidated Statement of Operations in the first quarter of fiscal year 2010.

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

Foreign Exchange Risk Management

We use foreign exchange contracts to hedge the price risk associated with foreign denominated forecasted purchases of materials used in our manufacturing process and to manage currency risk associated with operating costs in certain operating units, including foreign currency denominated intercompany loans and other foreign currency denominated assets. These contracts generally mature in one year or less. The majority of these contracts are designated as cash flow hedges.

At December 31, 2010 and June 30, 2010, we had outstanding foreign currency forward exchange contracts which are summarized below:

	December 31, 2010		June 30, 2010
	Gross Notional Value	Fair Value Asset/ (Liability) (1)	Gross Notional Value	Fair Value Asset/ (Liability) (1)
Currency Hedged (Buy/Sell):
U.S. Dollar/Euro	$497,900	$(13,800)	$511,600	$25,852
Swiss Franc/U.S. Dollar	23,380	1,752	13,922	922
U.S. Dollar/British Pound	21,000	(116)	0	0
U.S. Dollar/Chinese Yuan	16,991	59	0	0
Euro/British Pound	10,707	(191)	7,343	(32)
U.S. Dollar/Brazilian Real	8,880	(575)	0	0
Japanese Yen/Euro	7,398	271	6,786	137
Swedish Krona/Euro	6,258	235	5,389	7
U.S. Dollar/Japanese Yen	2,400	(123)	0	0
Euro/U.S. Dollar	1,491	(9)	0	0
Danish Krone/Euro	1,257	0	1,150	(1)
Swiss Franc/Euro	0	0	9,282	772
Other	0	0	4,528	(230)

Total	$597,662	$(12,497)	$560,000	$27,427

(1)	Represents the net (payable)/receivable included in our Condensed Consolidated Balance Sheets.

Cash Flow Hedges

We designate a portion of our foreign currency derivative contracts as cash flow hedges of foreign currency denominated purchases. As of December 31, 2010 and June 30, 2010, we had $538.3 million and $511.6 million of forward and option contracts maturing through December 2011 and June 2011, respectively. These contracts are recorded at fair value in the accompanying Condensed Consolidated Balance Sheets. The changes in fair value for these contracts on a spot to spot basis are reported in AOCI, and are reclassified to either Cost of sales or SG&A, depending on the nature of the underlying asset or liability that is being hedged, in our Condensed Consolidated Statements of Operations, in the period or periods during which the underlying transaction occurs. If it becomes apparent that an underlying forecasted transaction will not occur, the amount recorded in AOCI related to the hedge is reclassified to Miscellaneous, net in our Condensed Consolidated Statements of Operations in the then-current period. Amounts relating to such reclassifications were immaterial for the three and six months ended December 31, 2010 and 2009.

Changes in the fair value of the derivatives are highly effective in offsetting changes in the cash flows of the hedged items because the amounts and the maturities of the derivatives approximate those of the forecasted exposures. Any ineffective portion of the derivative is recognized in the current period in our Condensed Consolidated Statements of Operations, in the same line item in which the foreign currency gain or loss on the underlying hedged transaction was recorded. We recognized less than $0.1 million of ineffectiveness in each of the three month periods ended December 31, 2010 and 2009, and less than $0.1 million of ineffectiveness in each of the six months ended December 31, 2010 and 2009, respectively. All components of each derivative’s gain or loss, with the exception of forward points (see below), were included in the assessment of hedge ineffectiveness. At December 31, 2010 and June 30, 2010, the fair value of these contracts was a net liability of $12.1 million and a net asset of $21.5 million, respectively. The amount associated with these hedges that is expected to be reclassified from AOCI to earnings within the next 12 months is a loss of $15.4 million.

We elected to exclude forward points from the effectiveness assessment. At the end of the reporting period, we calculate the excluded amount, which is the fair value relating to the change in forward points that is recorded in current earnings as Miscellaneous, net in our Condensed Consolidated Statements of Operations. For the three months ended December 31, 2010 and 2009, we recognized less than $0.1 million and $0.4 million, respectively, in net gains related to the change in forward points. For the six months ended December 31, 2010 and 2009, we recognized $0.8 million of losses and $0.8 million of gains, respectively, related to the change in forward points.

Economic Hedges

When hedge accounting is not applied to derivative contracts, we recognize the gain or loss on the associated contracts directly in current period earnings in either Miscellaneous, net or Cost of sales according to the underlying exposure, in our Condensed Consolidated Statements of Operations, as unrealized exchange gains/(losses). As of December 31, 2010 and June 30, 2010, we had $59.4 million and $47.5 million, respectively, of forward contracts maturing through May 2011 and November 2010, respectively, in various currencies to hedge foreign currency denominated intercompany loans and other foreign currency denominated assets. At December 31, 2010 and June 30, 2010, the fair value of these contracts was a liability of $0.4 million and an asset of $5.9 million, respectively. Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans and other foreign denominated assets in other non-operating income.

Interest Rate Risk Management

We have one interest rate swap contract with a notional amount of $23.2 million and $21.7 million at December 31, 2010 and June 30, 2010, respectively, in order to manage our interest rate exposure and effectively convert interest on an operating lease from a variable rate to a fixed rate. The objective of the swap is to offset changes in rent expenses caused by interest rate fluctuations. The interest rate swap contract is designated as a cash flow hedge. At the end of each reporting period, the discounted fair value of the swap contract is calculated and recorded in AOCI and reclassified as rent expense, within SG&A in our Condensed Consolidated Statements of Operations, in the then-current period. If the hedge is determined to be ineffective, the ineffective portion will be reclassified from AOCI and recorded as rent expense, within SG&A. We recognized less than $0.1 million in each of the three and six month periods ended December 31, 2010 and 2009, in our Condensed Consolidated Statement of Operations, and all components of the derivative loss were included in the assessment of the hedged effectiveness. The amount associated with the swap contract that is expected to be recorded as rent expense in the next 12 months is a loss of $0.8 million.

Fair Value of Derivatives

The following tables provide a summary of the fair value amounts of our derivative instruments at December 31, 2010 and June 30, 2010:

		Fair Value
	Balance Sheet Location	December 31, 2010	June 30, 2010
Derivatives Designated as Cash Flow Hedges, Gross:
Other assets:
Foreign exchange contracts	Other current assets	$3,973	$24,969
Other liabilities:
Foreign exchange contracts	Accrued liabilities	16,077	3,429
Interest rate swap	Accrued liabilities	725	709
Interest rate swap	Other non-current liabilities	834	1,129

Total liabilities		17,636	5,267

Net (liability)/asset for derivatives designated as hedging instruments		(13,663)	19,702

Derivatives Designated as Economic Hedges, Gross:
Other assets:
Foreign exchange contracts	Other current assets	2,567	6,223
Other liabilities:
Foreign exchange contracts	Accrued liabilities	2,960	325

Net (liability)/asset for economic hedges		(393)	5,898

Total net derivative (liability)/asset		$(14,056)	$25,600

Derivative Activity

The following table shows derivative activity for derivatives designated as cash flow hedges for the three months ended December 31, 2010 and 2009:

Derivative	Location of Derivative Gain/(Loss) Recognized in Income	Gain/(Loss) Recognized in OCI (Effective Portion)		Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion)		Gain/(Loss) from Amounts Excluded from Effectiveness Testing
		Three Months Ended December 31,
		2010	2009	2010	2009	2010	2009	2010	2009
Foreign exchange contracts	Cost of sales	$7,956	$4,592	$(4,305)	$(5,573)	$0	$0	$4	$(169)
Foreign exchange contracts	SG&A	0	0	0	927	8	0	(849)	(106)
Interest rate swap	Rent expense	46	256	(197)	(33)	(1)	34	0	0

Total cash flow hedges		$8,002	$4,848	$(4,502)	$(4,679)	$7	$34	$(845)	$(275)

The following table shows derivative activity for derivatives designated as cash flow hedges for the six months ended December 31, 2010 and 2009:

Derivative	Location of Derivative Gain/(Loss) Recognized in Income	Gain/(Loss) Recognized in OCI (Effective Portion)		Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion)		Gain/(Loss) from Amounts Excluded from Effectiveness Testing
		Six Months Ended December 31,
		2010	2009	2010	2009	2010	2009	2010	2009
Foreign exchange contracts	Cost of sales	$(35,788)	$121	$(2,006)	$(7,959)	$0	$0	$10	$(171)
Foreign exchange contracts	SG&A	0	0	0	1,860	(19)	0	(40)	(136)
Interest rate swap	Rent expense	(109)	(91)	(389)	(221)	(4)	(5)	0	0

Total cash flow hedges		$(35,897)	$30	$(2,395)	$(6,320)	$(23)	$(5)	$(30)	$(307)

The following table summarizes gains and losses from our derivative instruments that are not designated as hedging instruments for the three and six months ended December 31, 2010 and 2009:

		Three Months Ended December 31,			Six Months Ended December 31,
Derivative	Location of Derivative Gain/(Loss)	2010	2009	2010	2009
Foreign exchange contracts—forwards	Cost of sales	$(59)	$(686)	$(677)	$361
Foreign exchange contracts—forwards	Miscellaneous, net	1,055	0	(358)	0

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

The following table provides the fair value hierarchy for assets and liabilities measured on a recurring basis:

	Fair Value at December 31, 2010			Fair Value at June 30, 2010
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Short-term investments	$247,152	$0	$0	$0	$0	$0
Money market funds	18,071	0	0	17,340	0	0
Available-for-sale securities	1,691	0	0	1,555	0	0
Foreign exchange contracts	0	(12,497)	0	0	27,438	0
Interest rate swap	0	(1,559)	0	0	(1,838)	0

Total	$266,914	$(14,056)	$0	$18,895	$25,600	$0

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

The following table provides the fair value hierarchy for assets and liabilities measured on a non-recurring basis and the losses recorded during the periods presented:

	Fair Value at December 31, 2010			Fair Value at June 30, 2010			Total Losses for the Three Months Ended December 31,		Total Losses for the Six Months Ended December 31,
Description of Assets	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	2010	2009	2010	2009
Equity method investments	$0	$0	$274	$0	$0	$2,108	$(1,507)	$(13,122)	$(1,834)	$(13,122)
Goodwill	0	0	113,941	0	0	105,922	0	(9,276)	0	(12,292)
Long-lived assets	0	0	0	0	0	2,706	0	0	0	0

Total	$0	$0	$114,215	$0	$0	$110,736	$(1,507)	$(22,398)	$(1,834)	$(25,414)

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

In fiscal year 2010, we announced the relocation of certain manufacturing activities from the United Kingdom to Hungary, a consolidation and optimization of our manufacturing capabilities in China and a reorganization of our portable navigation device (“PND”) business in Germany, which resulted in our exit of the PND distribution channel. During the six months ended December 31, 2010, we announced the relocation of certain manufacturing activities from Washington, Missouri to Mexico, the outsourcing of certain manufacturing activities to third party suppliers and continued to refine and expand on activities launched in prior years.

For the three months ended December 31, 2010, we recorded $3.7 million for our restructuring programs, primarily within SG&A, of which $3.1 million was related to employee termination benefits. Cash paid for these initiatives was $5.7 million. In addition, we have recorded $1.4 million of accelerated depreciation primarily within Cost of sales. For the three months ended December 31, 2009 our Automotive and Professional segments updated their severance accruals based on new estimates which took into account higher than originally anticipated natural attrition rates. As a result, these restructuring accruals were reduced by approximately $12.0 million to reflect these updated estimates, which are included within expense in the tables below.

For the six months ended December 31, 2010, we recorded $1.8 million for our restructuring program, primarily within SG&A, of which $1.0 million was related to employee termination benefits. Cash paid for these initiatives was $10.5 million. In addition, we have recorded $0.3 million of accelerated depreciation primarily within Cost of sales. For the six months ended December 31, 2009, we recorded $4.6 million for our restructuring program, primarily within SG&A, of which $4.0 million related to employee termination benefits. Cash paid for these and prior initiatives was $29.2 million. In addition, we have recorded $3.2 million of accelerated depreciation and inventory provisions primarily within Cost of sales.

Below is a rollforward of our restructuring accrual for the six months ended December 31, 2010 and 2009:

	Six Months Ended December 31,
	2010	2009
Beginning accrued liability	$40,598	$76,871
Expense	1,843	4,618
Utilization(1)	(8,527)	(28,096)

Ending accrued liability	$33,914	$53,393

(1)	Includes cash payments and the effects of foreign currency translation.

Restructuring expenses by reporting segment are as follows and include accruals for new programs as noted above plus revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Automotive	$3,042	$(1,106)	$3,633	$2,154
Consumer	262	3,364	(137)	3,347
Professional	415	(1,028)	(1,919)	(989)
Other	5	5	266	106

Total	3,724	1,235	1,843	4,618
Accelerated depreciation and inventory provisions	1,357	2,671	333	3,152

Total	$5,081	$3,906	$2,176	$7,770

Note 15 – Retirement Benefits

Plan Descriptions

Retirement savings plan

We provide a Retirement Savings Plan for certain employees in the United States. Under the plan, employees may contribute up to 50 percent of their pretax compensation subject to certain limitations. Each business unit will make a safe harbor non-elective contribution in an amount equal to three percent of a participant’s eligible contribution. Each business unit may make a matching contribution of up to three percent (50 percent on the first six percent of an employee’s tax-deferred contribution) and, upon approval of our Board of Directors, a profit sharing contribution. Matching and profit sharing contributions vest at a rate of 25 percent for each year of service with the employer, beginning with the second year of service. Effective January 1, 2009, we suspended the matching and safe harbor non-elective contributions for these plans. Effective January 1, 2010, the employer matching contribution and the safe harbor non-elective contribution were reinstated. Approval for the profit sharing contribution is requested from our Board of Directors at the end of each fiscal year. Management has not requested approval for the profit sharing contribution, nor does it plan on requesting for the fiscal year ended June 30, 2011, therefore no amount has been accrued for the three and six months ended December 31, 2010.

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

The following table presents the components of net periodic benefit costs for the three and six months ended December 31, 2010 and 2009:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Service cost	$634	$592	$1,241	$1,170
Interest cost	2,040	1,980	4,038	3,931
Expected return on plan assets	(55)	0	(109)	0
Amortization of prior service cost	351	352	703	703
Amortization of net loss	554	177	1,108	353

Net periodic benefit cost	$3,524	$3,101	$6,981	$6,157

During the three months ended December 31, 2010 and 2009, we made contributions of $1.9 million and $2.1 million, respectively, to the defined benefit pension plans which were paid to participants. During the six months ended December 31, 2010 and 2009, we made contributions of $3.8 million and $3.9 million, respectively, to the defined benefit pension plans which were paid to participants. We expect to make approximately $3.9 million in contributions for the remainder of the fiscal year ending June 30, 2011.

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

Professional

Our Professional segment designs, manufactures and markets an extensive range of loudspeakers, power amplifiers, digital signal processors, microphones, headphones and mixing consoles used by audio professionals in concert halls, stadiums, airports, houses of worship and other public spaces. We also provide high-quality products to the sound reinforcement, music instrument support and broadcast and recording segments of the professional audio market. We offer complete systems solutions for professional installations and users around the world. Our Professional products are marketed globally under brand names including JBL Professional®, AKG, Crown®, Soundcraft®, Lexicon, Revel®, Mark Levinson, DigiTech®, dbx®, BSS®, Selenium and Studer®.

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

The following table reports net sales and operating income/(loss) by each reporting segment for the three and six months ended December 31, 2010 and 2009:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Net sales:
Automotive	$664,298	$668,030	$1,270,979	$1,210,992
Consumer	139,402	127,285	225,743	211,092
Professional	151,973	132,810	295,897	254,301
Other	408	148	408	316

Total	$956,081	$928,273	$1,793,027	$1,676,701

Operating income (loss):
Automotive	$56,068	$29,504	$92,420	$24,806
Consumer	10,876	5,697	11,359	6,452
Professional	23,306	20,589	48,269	37,408
Other	(22,431)	(18,552)	(41,483)	(35,525)

Total	$67,819	$37,238	$110,565	$33,141

Note 17 – Significant Customers

Presented below are the percentages of net sales to and net accounts receivables due from customers who represent ten percent or more of our net sales or net accounts receivable, as follows:

	Net Sales		Accounts Receivable, net
	Six Months Ended December 31,		December 31,
	2010	2009	2010	2009
BMW	20%	18%	13%	11%
Audi/Volkswagen	15%	14%	11%	12%
Other customers	65%	68%	76%	77%

Total	100%	100%	100%	100%

We anticipate that BMW and Audi/Volkswagen will continue to account for a significant portion of our net sales and net accounts receivable for the foreseeable future. Our automotive customers are not obligated to any long-term purchase of our products.

Note 18 – Commitments and Contingencies

At December 31, 2010, we were subject to legal claims and litigation arising in the ordinary course of business, including the matters described below. The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial condition or results of operations.

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

Automotive Supply Arrangements

We have arrangements with our automotive customers to provide products that meet predetermined technical specifications and delivery dates. In the event that we do not satisfy the performance obligations under these arrangements, we may be required to indemnify the customer. We accrue for any loss that we expect to incur under these arrangements when that loss is probable and can be reasonably estimated. During the three months ended December 31, 2010 and 2009, we incurred $4.6 million and zero, respectively, of costs relating to settlement of a claim associated with an automotive supply arrangement. During the six months ended December 31, 2010 and 2009, we incurred $4.6 million and $11.7 million, respectively, of costs relating to settlement of a claim associated with automotive supply arrangements. An inability to meet performance obligations on automotive platforms to be delivered in future periods could adversely affect our results of operations and financial condition in future periods.

Note 19 – Discontinued Operations

On April 9, 2010, we and Harman KG, entered into a share purchase agreement to sell all of the issued and outstanding shares of QNX Software Systems Co., QNX Software Systems (Wavemakers), Inc. and QNX Software Systems, Inc. (collectively, the “QNX Entities”) for $200 million. The sale closed on June 1, 2010. Refer to Note 3 – Discontinued Operations in Item 8 of our 2010 Form 10-K for further information.

The operations of the QNX Entities have been segregated from continuing operations and are reflected as discontinued operations in the three and six months ended December 31, 2009 in our Condensed Consolidated Statement of Operations as follows:

	Three Months Ended December 31,	Six Months Ended December 31,
	2009	2009
Net sales	$9,216	$18,156
Income from discontinued operations, net of income taxes	2,703	4,806
Diluted earnings per share from discontinued operations	0.04	0.07

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

On April 20, 2010, our subsidiary, innovative entered into an asset purchase and business transfer agreement (the “Asset Purchase Agreement”) with Neusoft Technology Solutions GmbH (“Neusoft Technology”), which is a subsidiary of Neusoft for the sale of certain tangible assets located at innovative’s facility in Hamburg, Germany. This transaction closed on June 1, 2010. As part of the Asset Purchase Agreement, innovative and Neusoft Technology entered into a five-year agreement for engineering and software development services related to innovative’s vehicle navigation business (the “Services Agreement”). Under the terms of the Asset Purchase Agreement, innovative transferred at closing certain tangible assets and employment relationships to Neusoft Technology and received consideration of €6 million. Our subsidiary, Harman Becker Automotive Systems GmbH and Neusoft Europe AG, a subsidiary of Neusoft, are guarantors under the terms of the Asset Purchase Agreement and the Services Agreement. During the three and six months ended December 31, 2010, we incurred total expenses of $5.8 million and $11.4 million, respectively, for engineering and software development services with Neusoft Technology and Neusoft.

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

We begin our discussion with an executive overview of our company to give you an understanding of our business and the markets we serve. This is followed by a discussion of our critical accounting policies, and then by a discussion of our results of operations for the three and six months ended December 31, 2010 and 2009. We include in this discussion an analysis of certain significant period-to-period variances in our Condensed Consolidated Statements of Operations and an analysis of our restructuring program. We also provide specific information regarding our four business segments: Automotive, Consumer, Professional and Other. We then discuss our financial condition at December 31, 2010 with a comparison to June 30, 2010. This section contains information regarding our liquidity, capital resources and cash flows from operating, investing and financing activities. We complete our discussion with an update on our outlook.

Executive Overview

We believe we are a worldwide leader in the development, manufacturing and marketing of high quality, high fidelity audio products and electronic systems, as well as digitally integrated infotainment systems for the automotive industry. We have developed a broad range of product offerings which we sell in our principal markets under renowned brand names, including AKG®, Crown®, JBL®, Infinity®, Harman/Kardon®, Lexicon®, Mark Levinson® and Selenium®. We have built these brands by developing our engineering, manufacturing and marketing competencies, and have employed these resources to establish our company as a leader in the markets we serve. We report our business on the basis of four segments. Our Automotive, Consumer and Professional segments are based on the end-user markets we serve. Our fourth segment, Other, includes compensation, benefits and occupancy costs for corporate employees, new technology innovation and expenses associated with our corporate brand identity campaign. In September 2010, we acquired Aha Mobile, Inc. (“Aha”), a provider of on-demand mobile and location-based internet content services for $1.8 million. The results of operations of Aha are included in our Other segment and were not material for the three and six months ended December 31, 2010.

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

New Revolving Credit Facility

On December 1, 2010, we and one of our wholly-owned subsidiaries, Harman Holding GmbH & Co. KG (“Harman KG”), entered into a Multi-Currency Credit Agreement (the “Credit Agreement”) with a group of banks. Refer to the heading “Financial Condition” below for further information.

Critical Accounting Policies

For the three and six months ended December 31, 2010, there were no significant changes to our critical accounting policies and estimates from those disclosed in the consolidated financial statements and the related notes included in our 2010 Form 10-K, except as described below.

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

Results of Operations

Net Sales

Net sales for the three months ended December 31, 2010 were $956.1 million compared to $928.3 million in the same period in the prior year, an increase of 3.0 percent, or 8.2 percent excluding foreign currency translation. The increase in overall net sales was in our Professional and Consumer segments and were primarily related to increased penetration of the Latin American market which was aided by Selenium, a company we acquired in June 2010 and whose results were not included in the same period in the prior year, as well as improvements in overall market conditions. These increases were partially offset by unfavorable foreign currency translation of $44.7 million and a slight decline in net sales in our Automotive segment, due to the unfavorable foreign currency translation mentioned above, mostly offset by new infotainment awards with European automobile manufacturers and overall production recovery.

Net sales for the six months ended December 31, 2010 were $1.793 billion, compared to net sales of $1.677 billion in the same period in the prior year, an increase of 6.9 percent, or 12.9 percent excluding foreign currency translation. The increase in overall net sales was primarily in our Automotive segment due to new business awards with European automobile manufacturers resulting from the launch of new platforms and overall production recovery, as well as the ramp-up of new infotainment business. In addition, increases in our Professional and Consumer segments were primarily related to Selenium and overall improvements in market conditions in these segments. These increases were partially offset by unfavorable foreign currency translation of $88.3 million.

In January 2010, we reorganized our portable navigation device (“PND”) business and entered into a trademark license agreement under which we exited the PND distribution channel. Under the terms of the agreement, a third party was permitted to sell our PND inventory over a period of six months ending in June 2010. Thereafter, we are entitled to receive 50 percent of the profits from the sale of PNDs by the third party for the first five years. Subsequent to this, we will receive a royalty based on sales of PNDs for the remainder of the term of the agreement which can be extended for up to 20 years.

A summary of our net sales by business segment is presented below:

	Three Months Ended December 31,				Six Months Ended December 31,
	2010	%	2009	%	2010	%	2009	%
Net sales:
Automotive	$664,298	69%	$668,030	72%	$1,270,979	71%	$1,210,992	72%
Consumer	139,402	15%	127,285	14%	225,743	13%	211,092	13%
Professional	151,973	16%	132,810	14%	295,897	16%	254,301	15%
Other	408	—	148	—	408	—	316	—

Total	$956,081	100%	$928,273	100%	$1,793,027	100%	$1,676,701	100%

Automotive – Net sales for the three months ended December 31, 2010 decreased $3.7 million, or 0.6 percent compared to the same period in the prior year, and increased 5.3 percent excluding foreign currency translation. The decrease in net sales was due to the exit of the PND business and unfavorable foreign currency translation of $37.0 million, mostly offset by new infotainment awards with European automobile manufacturers and overall production recovery.

Net sales for the six months ended December 31, 2010 increased $60.0 million, or 5.0 percent compared to the same period in the prior year, and increased 11.9 percent excluding foreign currency translation. The increase in net sales was primarily due to new infotainment awards with European automobile manufacturers and overall production recovery, partially offset by unfavorable foreign currency translation of $74.8 million and the exit of the PND business.

Consumer – Net sales for the three months ended December 31, 2010 increased $12.1 million, or 9.5 percent, compared to the same period in the prior year, and increased 15.7 percent excluding foreign currency translation. The increase in net sales was aided by $10.4 million of Selenium net sales and higher net sales in Europe due to improvements in market conditions, partially offset by unfavorable foreign currency translation of $6.8 million.

Net sales for the six months ended December 31, 2010 increased $14.7 million, or 6.9 percent, compared to the same period in the prior year, and increased 13.0 percent excluding foreign currency translation. The increase in net sales was aided by $20.9 million of Selenium net sales and higher global net sales due to improvements in market conditions, partially offset by unfavorable foreign currency translation of $11.3 million.

Professional – Net sales for the three months ended December 31, 2010 increased $19.2 million, or 14.4 percent compared to the same period in the prior year, and increased 15.3 percent excluding foreign currency translation. The increase in net sales was primarily due to increased $9.5 million of Selenium net sales and increased sales in almost all business units, partially offset by unfavorable foreign currency translation of $1.0 million.

Net sales for the six months ended December 31, 2010 increased by $41.6 million, or 16.4 percent compared to the same period in the prior year, and increased 17.3 percent excluding foreign currency translation. The increase in net sales was primarily due to increased net sales in all business units due to improvements in market conditions and $19.7 million of Selenium net sales, partially offset by unfavorable foreign currency translation of $2.1 million.

Gross Profit

Gross profit as a percentage of net sales increased 1.0 percentage point to 28.1 percent for the three months ended December 31, 2010 compared to 27.1 percent of net sales in the same period in the prior year. The increase in gross profit as a percentage of net sales was primarily in our Consumer and Professional segments due to higher sales volumes and savings achieved from our STEP Change cost reduction program (“STEP Change”) and lower restructuring charges in our Professional segment, partially offset by slight declines in our Automotive segment due to foreign currency impacts on materials pricing.

Gross profit as a percentage of net sales increased 1.0 percentage point to 27.5 percent for the six months ended December 31, 2010 compared to 26.5 percent of net sales in the same period in the prior year. The increase in gross profit as a percentage of net sales was primarily due to Selenium, improved leverage of fixed overhead costs due to higher sales volumes and savings achieved resulting from our STEP Change program, partially offset by unfavorable foreign currency translation.

A summary of our gross profit by business segment is presented below:

	Three Months Ended December 31,				Six Months Ended December 31,
	2010	Percentage of Net Sales	2009	Percentage of Net Sales	2010	Percentage of Net Sales	2009	Percentage of Net Sales
Gross profit:
Automotive	$165,362	24.9%	$167,526	25.1%	$306,595	24.1%	$293,421	24.2%
Consumer	42,019	30.1%	35,378	27.8%	66,584	29.5%	57,265	27.1%
Professional	60,946	40.1%	50,899	38.3%	119,713	40.5%	97,254	38.2%
Other	413	—	(2,169)	—	419	—	(4,078)	—

Total	$268,740	28.1%	$251,634	27.1%	$493,311	27.5%	$443,862	26.5%

Automotive – Gross profit as a percentage of net sales decreased 0.2 percentage points to 24.9 percent for the three months ended December 31, 2010 compared to the same period in the prior year. The slight decrease in gross profit as a percentage of net sales was primarily due to foreign currency impacts on material pricing, partially offset by improved leverage of fixed costs and savings achieved through our STEP Change program.

Gross profit as a percentage of net sales decreased 0.1 percentage points to 24.1 percent for the six months ended December 31, 2010 compared to the same period in the prior year. The slight decrease in gross profit as a percentage of net sales was primarily due to foreign currency impacts on material pricing, partially offset by improved leverage of fixed costs and savings achieved through our STEP Change program initiatives.

Consumer – Gross profit as a percentage of net sales increased 2.3 percentage points to 30.1 percent for the three months ended December 31, 2010 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was aided by Selenium, lower inventory write-offs and savings achieved through our STEP Change program initiatives.

Gross profit as a percentage of net sales increased 2.4 percentage points to 29.5 percent for the six months ended December 31, 2010 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was aided by Selenium, improved leverage of fixed costs, lower inventory write-offs and savings achieved through our STEP Change program initiatives.

Professional – Gross profit as a percentage of net sales increased 1.8 percentage points to 40.1 percent for the three months ended December 31, 2010 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was primarily due to favorable product mix shift and savings achieved through our STEP Change program initiatives.

Gross profit as a percentage of net sales increased 2.2 percentage points to 40.5 percent for the six months ended December 31, 2010 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was primarily due to favorable product mix shift, savings achieved through our STEP Change program initiatives and new product introductions.

Other – Other gross profit improved by $2.6 million in the three months ended December 31, 2010 compared to the same period in the prior year. Other gross profit improved by $4.5 million in the six months ended December 31, 2010 compared to the same period in the prior year. The improvement in both periods was primarily due to vacant facility costs retained at corporate.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $200.9 million for the three months ended December 31, 2010 compared to $192.0 million in the same period in the prior year, an increase of $8.9 million. As a percentage of net sales, SG&A increased 0.3 percentage points in the three months ended December 31, 2010 compared to the same period in the prior year. The increase in SG&A was primarily due to higher selling and marketing expenses, SG&A attributable to Selenium, costs relating to the settlement of a claim with an automotive supply arrangement, and higher restructuring expenses, partially offset by favorable foreign currency translation of $9.3 million and higher capitalization of research and development expenses (“R&D”).

SG&A was $382.7 million for the six months ended December 31, 2010 compared to $385.3 million in the same period in the prior year, a decrease of $2.6 million. As a percentage of net sales, SG&A decreased 1.6 percentage points in the six months ended December 31, 2010 compared to the same period in the prior year. The decrease in SG&A was primarily due to favorable foreign currency translation of $20.7 million and lower restructuring expenses and R&D, partially offset by higher capitalization of R&D, costs relating to the settlement of a claim with an automotive supply arrangement and SG&A attributable to Selenium.

A summary of SG&A by business segment is presented below:

	Three Months Ended December 31,				Six Months Ended December 31,
	2010	Percentage of Net Sales	2009	Percentage of Net Sales	2010	Percentage of Net Sales	2009	Percentage of Net Sales
SG&A:
Automotive	$109,293	16.5%	$115,623	17.3%	$214,174	16.9%	$243,201	20.1%
Consumer	31,143	22.3%	29,681	23.3%	55,226	24.5%	50,813	24.1%
Professional	37,640	24.8%	30,310	22.8%	71,444	24.1%	59,846	23.5%
Other	22,845	—	16,384	—	41,902	—	31,447	—

Total	$200,921	21.0%	$191,998	20.7%	$382,746	21.3%	$385,307	23.0%

Automotive – SG&A decreased $6.3 million to $109.3 million for the three months ended December 31, 2010, compared to the same period in the prior year, primarily due to higher R&D capitalization, favorable foreign currency translation and lower restructuring expenses, partially offset by $4.6 million of costs relating to the settlement of a claim with an automotive supply arrangement. As a percentage of net sales, SG&A decreased 0.9 percentage points to 16.5 percent for the three months ended December 31, 2010 compared to the same period in the prior year. R&D decreased $16.8 million to $49.5 million or 7.4 percent of net sales for the three months ended December 31, 2010 compared to $66.3 million, or 9.9 percent of net sales in the same period in the prior year primarily due to higher R&D capitalization and favorable foreign currency translation, partially offset by higher gross spending.

SG&A decreased $29.0 million to $214.2 million for the six months ended December 31, 2010 compared to the same period in the prior year, primarily due to higher R&D capitalization and favorable foreign currency translation, partially offset by the impact of the settlement of a claim associated with an automotive supply arrangement. As a percentage of net sales, SG&A decreased 3.2 percentage points to 16.9 percent for the six months ended December 31, 2010 compared to the same period in the prior year. R&D decreased $24.4 million to $108.0 million, or 8.5 percent of net sales, for the six months ended December 31, 2010 compared to $132.4 million, or 10.9 percent of net sales, in the same period in the prior year, primarily due to higher R&D capitalization and favorable foreign currency translation, partially offset by higher gross spending.

Consumer – SG&A increased $1.5 million to $31.1 million for the three months ended December 31, 2010 compared to the same period in the prior year, primarily due to SG&A attributable to Selenium and marketing activities, partially offset by favorable foreign currency translation and lower restructuring expenses. As a percentage of net sales, SG&A decreased 1.0 percentage point to 22.3 percent for the three months ended December 31, 2010 compared to the same period in the prior year. R&D decreased $0.2 million to $3.4 million or 2.4 percent of net sales for the three months ended December 31, 2010 compared to $3.6 million or 2.8 percent of net sales in the same period in the prior year.

SG&A increased $4.4 million to $55.2 million for the six months ended December 31, 2010 compared to the same period in the prior year, primarily due to SG&A attributable to Selenium and marketing activities and R&D in China, partially offset by favorable foreign currency translation. As a percentage of net sales, SG&A increased 0.4 percentage points to 24.5 percent for the six months ended December 31, 2010 compared to the same period in the prior year. R&D increased $1.3 million to $8.5 million or 3.8 percent of net sales for the six months ended December 31, 2010 compared to $7.3 million or 3.4 percent of net sales in the same period in the prior year, primarily due to the transfer of engineering and product development costs from Northridge, California to China, increased programs and new product development and additional R&D attributable to Selenium.

Professional – SG&A increased $7.3 million to $37.6 million for the three months ended December 31, 2010 compared to the same period in the prior year, primarily due to higher SG&A attributable to Selenium, higher selling expenses and higher R&D, partially offset by favorable foreign currency translation. As a percentage of net sales, SG&A increased 1.9 percentage points to 24.8 percent for the three months ended December 31, 2010 compared to the same period in the prior year. R&D increased $1.3 million to $9.7 million or 6.4 percent of net sales for the three months ended December 31, 2010 compared to $8.4 million or 6.3 percent of net sales in the same period in the prior year, primarily due to higher program costs and additional R&D attributable to Selenium, partially offset by favorable foreign currency translation.

SG&A increased $11.6 million to $71.4 million for the six months ended December 31, 2010 compared to the same period in the prior year, primarily due to higher SG&A attributable to Selenium, higher selling expenses and higher R&D, partially offset by favorable foreign currency translation. As a percentage of net sales, SG&A increased 0.6 percentage points to 24.1 percent for the six months ended December 31, 2010 compared to the same period in the prior year. R&D increased $2.6 million to $19.7 million or 6.7 percent of net sales for the six months ended December 31, 2010 compared to $17.1 million or 6.7 percent of net sales in the same period in the prior year, primarily due to due to higher program costs and additional R&D attributable to Selenium, partially offset by favorable foreign currency translation.

Other – Other SG&A includes compensation, benefit and occupancy costs for corporate employees, new technology innovation and expenses associated with our corporate brand identity campaign. Other SG&A increased $6.5 million to $22.8 million for the three months ended December 31, 2010 compared to the same period in the prior year, primarily due to higher R&D associated with corporate technology, higher advertising expenses and higher corporate development expenses.

Other SG&A increased $10.5 million to $41.9 million for the six months ended December 31, 2010 compared to the same period in the prior year, primarily due to higher R&D associated with corporate technology, higher advertising expenses and higher corporate development expenses.

Restructuring

We announced a restructuring program in June 2006 designed to increase efficiency in our manufacturing, engineering and administrative organizations and expanded these activities from that time through the current period to improve global footprint, cost structure, technology portfolio, human resources, and internal processes.

In fiscal year 2010, we announced the relocation of certain manufacturing activities from the United Kingdom to Hungary, a consolidation and optimization of our manufacturing capabilities in China and a reorganization of our PND business in Germany, which resulted in our exit of the PND distribution channel. During the six months ended December 31, 2010, we announced the relocation of certain manufacturing activities from Washington, Missouri to Mexico, the outsourcing of certain manufacturing activities to third party suppliers and continued to refine and expand on activities launched in prior years.

For the three months ended December 31, 2010, we recorded $3.7 million for our restructuring programs, primarily within SG&A, of which $3.1 million was related to employee termination benefits. Cash paid for these initiatives was $5.7 million. In addition, we have recorded $1.4 million of accelerated depreciation primarily within Cost of sales. For the three months ended December 31, 2009 our Automotive and Professional segments updated their severance accruals based on new estimates which took into account higher than originally anticipated natural attrition rates. As a result, these restructuring accruals were reduced by approximately $12.0 million to reflect these updated estimates, which are included within expense in the tables below.

For the six months ended December 31, 2010, we recorded $1.8 million for our restructuring program, primarily within SG&A, of which $1.0 million was related to employee termination benefits. Cash paid for these initiatives was $10.5 million. In addition, we have recorded $0.3 million of accelerated depreciation primarily within Cost of sales. For the six months ended December 31, 2009, we recorded $4.6 million for our restructuring program, primarily within SG&A, of which $4.0 million related to employee termination benefits. Cash paid for these and prior initiatives was $29.2 million. In addition, we have recorded $3.2 million of accelerated depreciation and inventory provisions primarily within Cost of sales.

Below is a rollforward of our restructuring accrual for the six months ended December 31, 2010 and 2009:

	Six Months Ended December 31,
	2010	2009
Beginning accrued liability	$40,598	$76,871
Expense	1,843	4,618
Utilization(1)	(8,527)	(28,096)

Ending accrued liability	$33,914	$53,393

(1)	Includes cash payments and the effects of foreign currency translation.

Restructuring expenses by reporting segment are as follows and include accruals for new programs as noted above plus revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Automotive	$3,042	$(1,106)	$3,633	$2,154
Consumer	262	3,364	(137)	3,347
Professional	415	(1,028)	(1,919)	(989)
Other	5	5	266	106

Total	3,724	1,235	1,843	4,618
Accelerated depreciation and inventory provisions	1,357	2,671	333	3,152

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Total	$5,081	$3,906	$2,176	$7,770

Loss on Deconsolidation of Variable Interest Entity

In December 2009, we determined that we were no longer the primary beneficiary of a joint venture which was considered a variable interest entity and previously required consolidation. Since we were no longer the primary beneficiary, in December 2009 we deconsolidated the Harman Navis joint venture which resulted in an overall loss of $13.1 million which is included in our Condensed Consolidated Statement of Operations as loss on deconsolidation of variable interest entity for the three and six months ended December 31, 2009. The loss resulted primarily from the difference between the fair value of the consideration received for the disposal of our equity interest and the net asset value of the joint venture that was deconsolidated.

Goodwill

We test for impairment at the reporting unit level on an annual basis as of April 30th of every year and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The impairment test for goodwill is a two-step process. The first step compares the fair value of each reporting unit to its carrying value, with the fair value of each reporting unit determined using established valuation techniques, specifically the market and income approaches. Should the results of the first step indicate that the fair value of a reporting unit is less than its carrying value, the second step of this test is conducted wherein the amount of any impairment is determined by comparing the implied fair value of goodwill in a reporting unit to the recorded amount of goodwill for that reporting unit. The implied fair value of goodwill is calculated as the excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities. Should the fair value of the goodwill so calculated be less than the carrying value, an impairment charge is recorded. The annual impairment test conducted as of April 30, 2010 indicated that the fair value of each reporting unit was substantially in excess of its carrying value and, as such, no impairment was deemed to exist and therefore we did not recognize any goodwill impairment charges in the three and six months ended December 31, 2010.

During the three and six months ended December 31, 2009, we recognized $4.2 million and $7.2 million, respectively, of goodwill associated with the acquisition of innovative systems GmbH (“innovative”) in a prior year. This contingent purchase price consideration was recorded in our Automotive segment. The annual goodwill impairment test conducted in April 2009 indicated that no goodwill was supportable at that time in our Automotive segment and, as a result, we recorded a goodwill impairment charge of $4.2 million and $7.2 million in the three and six months ended December 31, 2009. The contingent purchase price consideration associated with the acquisition of innovative continues indefinitely unless we or the sellers exercise a buyout option within six months from September 1, 2010. As of December 31, 2010, the buyout option has not been exercised.

In November 2009, we also recognized $9.5 million of goodwill associated with a prior year acquisition of QNX Software Systems Co., a component of our QNX business, which was recorded as contingent purchase price consideration when the contingency lapsed. The funds to pay this consideration had been placed in escrow and therefore were included in current assets in our Condensed Consolidated Balance Sheets and, as a result, the payment had no effect on our cash balance. In fiscal year 2009, we reclassified our QNX business to our Other segment. We performed a fair value analysis to allocate the goodwill between the Automotive and Other segments and therefore similarly allocated this additional purchase price consideration goodwill between the Automotive and Other segments. As a result, $5.1 million of this goodwill was allocated to our Automotive segment. As discussed above, our annual goodwill impairment test conducted in April 2009 indicated that no goodwill was supportable at that time in our Automotive segment and, as a result, we recorded additional goodwill impairment charges of $5.1 million in both the three and six months ended December 31, 2009. In June 2010, we sold our QNX business to a third party. Refer to Note 19 – Discontinued Operations in the Notes to the Consolidated Financial Statements for further information.

Operating Income

Operating income for the three months ended December 31, 2010 was $67.8 million or 7.1 percent of net sales compared to operating income of $37.2 million, or 4.0 percent of net sales, in the same period in the prior year. Operating income for the six months ended December 31, 2010 was $110.6 million or 6.2 percent of net sales compared to operating income of $33.1 million, or 2.0 percent of net sales, in the same period in the prior year. The increase in operating income was primarily due to higher gross profit in the three and six months ended December 31, 2010 compared to the same periods in the prior year, and the prior year charges for goodwill impairment and loss on deconsolidation of a variable interest entity.

Interest Expense, Net

Interest expense, net, was $5.8 million for the three months ended December 31, 2010 compared to $8.6 million for the same period in the prior year. Interest expense, net, for the three months ended December 31, 2010 included interest income of $2.0 million and $7.8 million of interest expense, of which $2.3 million was cash interest and $5.5 million was non cash interest associated with the amortization of the debt discount on our 1.25 percent convertible senior notes (the “Convertible Senior Notes”) and amortization of debt issuance costs on the Convertible Senior Notes and our revolving credit facility. Refer to the heading “New Revolving Credit Facility” below for further information on our new revolving credit facility. Interest expense, net, for the three months ended December 31, 2009 included interest income of $0.8 million and $9.4 million of interest expense, of which $5.0 million was cash interest and $4.4 million was non cash interest associated with the amortization of the debt discount on the Convertible Senior Notes and amortization of debt issuance costs on the Convertible Senior Notes and our revolving credit facility.

Interest expense, net, was $11.9 million for the six months ended December 31, 2010 compared to $18.2 million in the same period in the prior year. Interest expense, net, for the six months ended December 31, 2010 included interest income of $5.1 million and $17.0 million of interest expense, of which $4.3 million was cash interest and $12.7 million was non cash interest associated with the amortization of the debt discount on the Convertible Senior Notes and amortization of debt issuance costs on the Convertible Senior Notes and our revolving credit facility. Interest expense, net, for the six months ended December 31, 2009 included interest income of $1.7 million and $19.9 million of interest expense, of which $11.1 million was cash interest and $8.8 million was non cash interest associated with the amortization of the debt discount on the Convertible Senior Notes and amortization of debt issuance costs on the Convertible Senior Notes and our revolving credit facility.

Miscellaneous, Net

Net miscellaneous expenses were $2.4 million and $0.9 million for the three months ended December 31, 2010 and 2009, respectively. Net miscellaneous expenses were $3.9 million and $2.1 million for the six months ended December 31, 2010 and 2009, respectively. For each three and six month period, miscellaneous expenses were primarily comprised of bank charges.

Income Tax Expense, Net

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income. Income tax expense for the three months ended December 31, 2010 was $6.6 million, compared to $10.7 million for the same period in the prior year. The effective tax rate for the three months ended December 31, 2010 was 11.1 percent, compared to 38.6 percent for the same period in the prior year. The change in the effective tax rate for the three months ended December 31, 2010 compared to the same period in the prior year was primarily due to the retroactive reinstatement of the U.S. research and experimental tax credit, the U.S. domestic manufacturer’s deduction and foreign tax credits that provided a tax benefit for the three months ended December 31, 2010 that were not available in the three months ended December 31, 2009.

Income tax expense for the six months ended December 31, 2010 was $14.3 million, compared to $5.7 million for the same period in the prior year. The effective tax rate for the six months ended December 31, 2010 was 15.1 percent, compared to 44.5 percent for the same period in the prior year. The change in the effective tax rate for the six months ended December 31, 2010 compared to the same period in the prior year was primarily due to the retroactive reinstatement of the U.S. research and experimental tax credit, the U.S. domestic manufacturer’s deduction and foreign tax credits that provided a tax benefit for the six months ended December 31, 2010 that were not available in the six months ended December 31, 2009.

We have net deferred tax assets of $258.8 million primarily consisting of deferred deductions, research and development credits, and foreign tax credits. We have evaluated all available evidence, both positive and negative, and based on the weight of all available evidence we continue to believe that our deferred tax assets are fairly reflected in our Condensed Consolidated Balance Sheets. If the results of our operations do not meet our current expectations, our deferred tax assets may become impaired.

As of December 31, 2010, unrecognized tax benefits and the related interest were $26.8 million and $1.7 million, respectively, all of which would affect the tax rate if recognized. During the three and six months ended December 31, 2010, we recorded tax reserves on uncertain tax positions in the amount of $5.5 million in each period. During the three and six months ended December 31, 2010, we recorded an expense related to additional interest expense on uncertain tax positions of $0.1 million and $0.2 million, respectively.

Financial Condition

Liquidity and Capital Resources

We primarily finance our working capital requirements through cash generated by operations, borrowings under our revolving credit facility and trade credit. Cash and cash equivalents were $484.3 million at December 31, 2010 compared to $645.6 million at June 30, 2010. During the six months ended December 31, 2010, our cash and cash equivalent balance decreased $161.3 million. The decrease in cash was primarily due to $247.2 million of investments in short-term investments, consisting of time deposits and treasury bills, which have maturities of greater than three months but less than a year, and earn higher interest rates than investments with maturities of less than three months. We also used cash to make investments in our manufacturing facilities, fund product development and meet the working capital needs of our business segments.

We will continue to have cash requirements to support seasonal working capital needs, investments in our manufacturing facilities, including major investments related to manufacturing and research facilities in China, interest and principal payments and restructuring payments. We intend to use cash on hand and cash generated by operations to meet these requirements.

Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and maintain access to the financial markets, both of which are subject to general economic, financial, competitive legislative, regulatory and other market factors beyond our control. We believe that our cash on hand of $484.3 million and our short-term investments of $247.2 million as of December 31, 2010, our operating cash flows and our availability of $543.3 million under our revolving credit facility will be adequate to meet our cash requirements for operations, necessary capital expenditures, potential acquisitions and restructuring payments over the next 12 months. Below is a more detailed discussion of our cash flow activities for the six months ended December 31, 2010.

Operating Activities

For the six months ended December 31, 2010, our net cash provided by operations was $90.6 million compared to net cash provided by operations of $61.8 million in the same period in the prior year. The increase in operating cash flows compared to the same period in the prior year was primarily due to higher operating income and lower warranty and income tax payments, partially offset by increases in inventory purchases in anticipation of future sales and increased payments to vendors for accounts payable and other liabilities. At December 31, 2010, working capital, excluding cash short-term investments, and short-term debt, was $233.0 million, compared with $178.9 million at June 30, 2010. The increase was primarily due to higher receivable and inventory balances, partially offset by higher accounts payable and accrued liabilities.

Investing Activities

Net cash used in investing activities was $278.8 million for the six months ended December 31, 2010, compared to $175.5 million used by investing activities in the same period in the prior year. The increase in net cash used in investing activities compared to the same period in the prior year was primarily due to $247.2 million of investments in short-term investments, consisting of time deposits and treasury bills with original maturities of greater than three months and less than one year. Capital expenditures for the six months ended December 31, 2010 were $34.6 million, in support of new automotive awards, compared to $11.4 million for the same period in the prior year. Capital spending was higher due to expansion of production capacity, increases in information technology related programs and product improvement programs. In addition, in September 2010, we completed the acquisition of Aha Mobile for $1.8 million. We expect that our run rate for capital expenditures will continue to increase during fiscal year 2011.

Financing Activities

Net cash flows used in financing activities were $14.4 million in the six months ended December 31, 2010, compared to $2.2 million used by financing activities in the same period in the prior year. The increase in cash used was primarily due to a decrease in short-term borrowings of $13.0 million and debt issuance costs of $7.0 million.

Our total debt at December 31, 2010 was $402.4 million or $373.0 million, net of discount, primarily comprised of $400.0 million of the Convertible Senior Notes which are shown net of a discount of $29.4 million in our Condensed Consolidated Balance Sheet at December 31, 2010, due to the accounting guidance which is more fully described in Note 8—Debt, in the Notes to the Condensed Consolidated Financial Statements. Also included in total debt are short-term borrowings of $1.2 million and capital leases and other borrowings of $1.2 million.

New Revolving Credit Facility

On December 1, 2010, we and one of our wholly-owned subsidiaries, Harman KG, entered into the Credit Agreement with a group of banks. The Credit Agreement provides for a five-year secured revolving credit facility which expires on December 1, 2015 (the “Revolving Credit Facility”) in the amount of $550 million (the “Aggregate Commitment”), of which up to $60 million will be available for letters of credit. Subject to certain conditions set forth in the Credit Agreement, the Aggregate Commitment may be increased up to a maximum aggregate amount of $700 million.

The Credit Agreement effectively replaced our previous revolving credit facility, the second amended and restated multi-currency, multi-option credit agreement dated March 31, 2009, as amended (the “2009 Credit Agreement”), which had a maximum borrowing capacity of $231.6 million (the “2009 Maximum Borrowing Capacity”), including outstanding letters of credit, and is more fully described in our 2010 Form 10-K. As a result of such replacement, we voluntarily terminated the 2009 Credit Agreement. There were no outstanding borrowings under the 2009 Credit Agreement as of December 1, 2010, and we incurred no early termination penalties due to the termination of the 2009 Credit Agreement.

Interest rates for borrowings under the Revolving Credit Facility range from 0.875 percent to 1.375 percent above the applicable base rate for base rate loans and range from 1.875 percent to 2.375 percent above London Interbank Offered Rate (“LIBOR”) for Eurocurrency loans based on our Total Leverage Ratio (as defined below). In addition, we are obligated to pay an annual facility fee on the Aggregate Commitment, whether drawn or undrawn, ranging from 0.375 percent to 0.625 percent based on our Total Leverage Ratio. Any proceeds from borrowings under the Revolving Credit Facility may be used for general corporate purposes.

Interest rates for borrowings under the 2009 Credit Agreement were 3.0 percent above the applicable base rate for base rate loans and 4.0 percent above LIBOR for Eurocurrency loans. In addition, the annual facility fee rate payable under the 2009 Credit Agreement was one percent based on the 2009 Maximum Borrowing Capacity, whether drawn or undrawn.

The Credit Agreement contains financial condition covenants that require us to maintain the following ratios, each calculated as of the end of the applicable fiscal quarter on a rolling four-quarter basis:

•

The ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) less capital expenditures, to consolidated cash interest expense, must be more than 3.25 to 1.00 (the “Interest Coverage Ratio”);

•	The ratio of consolidated total debt to consolidated EBITDA must be less than 4.00 to 1.00 (the “Total Leverage Ratio”); and

•	The ratio of consolidated senior debt to consolidated EBITDA must be less than 3.00 to 1.00 (the “Senior Leverage Ratio”).

The Credit Agreement also contains covenants that, require us to maintain minimum levels of liquidity in certain specified circumstances, imposes limitations on our ability to incur debt, place liens on our assets, make fundamental changes, sell assets, make investments, undertake transactions with affiliates, undertake sale and leaseback transactions, incur guarantee obligations, modify or prepay certain material debt (including the Convertible Senior Notes), enter into hedging agreements, pay dividends, make capital expenditures and acquire certain types of collateral.

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including failure to make timely payments, breaches of representation or covenants, or a change in control of our company, as defined in the Credit Agreement.

At December 31, 2010, we had no borrowings under the Credit Agreement and had outstanding letters of credit of $6.7 million. Unused available credit under the Credit Agreement was $543.3 million at December 31, 2010. In connection with the Credit Agreement we incurred $7.0 million in fees and other expenses which have been capitalized within Other assets in our Condensed Consolidated Balance Sheet. These costs will be amortized over the term of the Credit Agreement on a straight-line basis. In addition, we wrote off $0.7 million of debt issuance costs, associated with the 2009 Credit Agreement, which represented the portion of these costs that were attributed to the previous revolving credit facility.

If we do not meet the forecast in our budgets, we could violate our debt covenants and, absent a waiver from our lenders or an amendment to our Credit Agreement, we could be in default under the Credit Agreement. As a result, our debt under the Credit Agreement could become due, which would have a material adverse effect on our financial condition and results of operations. A default under the Credit Agreement could also lead to an event of default under the Indenture, as amended, and the acceleration of the Convertible Senior Notes. As of December 31, 2010, we were in compliance with all the financial covenants of the Credit Agreement. We believe we will be in compliance with these covenants for at least the next 12 months.

Guarantee and Collateral Agreement

In connection with the Credit Agreement, we and Harman KG entered into a guarantee and collateral agreement, (the “Guarantee and Collateral Agreement”) which provides, among other things, that the obligations under the Credit Agreement are guaranteed by us and each of the subsidiary guarantors party thereto, and that the obligations generally are secured by liens on substantially all of our assets and certain of our subsidiary guarantors’ assets.

The term of the Guarantee and Collateral Agreement corresponds with the term of the Credit Agreement, which matures on December 1, 2015. Under the terms of this Guarantee and Collateral Agreement, we have effectively guaranteed the payment of the full amount of borrowings under the Credit Agreement, including outstanding letters of credit, upon maturity. The potential amount of future payments that we would be required to pay under the Guarantee and Collateral Agreement is the amount that we have borrowed under the Credit Agreement, including outstanding letters of credit. At December 31, 2010, we had no borrowings under the Credit Agreement and had outstanding letters of credit of $6.7 million.

Convertible Senior Notes

We had $400 million of Convertible Senior Notes outstanding at December 31, 2010 and June 30, 2010 which are more fully described in Note 8 – Debt in the Notes to the Condensed Consolidated Financial Statements.

The Indenture contains covenants, one of which requires us to calculate the ratio of Consolidated Total Debt to Consolidated EBITDA, as defined in the Indenture, each time we incur additional indebtedness, for the most recently ended four quarter period (the “Incurrence of Debt Covenant”). On January 12, 2010, we entered into a supplemental indenture to the Indenture (the “Supplemental Indenture”) which amended the Incurrence of Debt Covenant. Under the Supplemental Indenture, we were permitted to, without complying with the ratio of Consolidated Total Debt to Consolidated EBITDA of 3.25 to 1.00: (a) incur revolving extensions of credit under the 2009 Credit Agreement, up to a maximum amount of $231.6 million, and (b) incur additional indebtedness, subject to a requirement to make a pro rata offer to purchase a principal face amount of the Convertible Senior Notes equal to 50 percent of the aggregate amount of such indebtedness so incurred, plus accrued and unpaid interest thereon. The Incurrence of Debt Covenant lapsed on October 23, 2010, and was no longer applicable to us after this date. At December 31, 2010, we were in compliance with all covenants under the Indenture, as amended, and we believe that we will be in compliance with these covenants for at least the next 12 months.

Equity

Total shareholders’ equity at December 31, 2010 was $1.277 billion compared with $1.135 billion at June 30, 2010. The increase is primarily due to favorable foreign currency translation and net income, partially offset by unrealized losses on hedging. There were no shares of our common stock repurchased during the six months ended December 31, 2010.

Off-Balance Sheet Arrangements

Although we rarely utilize off-balance sheet arrangements in our operations, we enter into operating leases for land, buildings and equipment in the normal course of business which are not included in our Condensed Consolidated Balance Sheets. In addition, we had outstanding letters of credit of $6.7 million at December 31, 2010 and $6.6 million at June 30, 2010 that were not included in our Condensed Consolidated Balance Sheets.

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

To mitigate the potential impacts of the weak economic markets, we continued to accelerate many of our strategic initiatives and restructuring actions. We are also continuing to focus our efforts on improving our global footprint, technology portfolio, human resources and internal processes to help us improve our cost structure, which we believe will enable us to remain competitive.

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

Interest Rate Sensitivity/Risk

At December 31, 2010, interest on approximately 99 percent of our borrowings was determined on a fixed rate basis. The interest rates on the balance of our debt are subject to changes in U.S. and European short-term interest rates. To assess exposure to interest rate changes, we have performed a sensitivity analysis assuming a hypothetical 100 basis point increase or decrease in interest rates across all outstanding debt and investments. Our analysis indicates that the effect on net income for the six months ended December 31, 2010 of such an increase or decrease in interest rates would be approximately $1.6 million.

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

Over half of our sales are denominated in Euros. The fluctuation in currency exchange rates, specifically the Euro versus the U.S. Dollar, had a significant impact on earnings for the six months ended December 31, 2010 compared to the same prior year period due to the weakening of the Euro relative to the U.S. Dollar. The average exchange rate for the Euro versus the U.S. Dollar for the six months ended December 31, 2010 decreased 8.8 percent from the same period in the prior year.

To assess exposure to changes in currency exchange rates, we prepared an analysis assuming a hypothetical 10 percent change in currency exchange rates across all currencies used by our subsidiaries. This analysis indicated that a 10 percent increase in exchange rates would have decreased income before income taxes by approximately $10.0 million and a 10 percent decrease in exchange rates would have increased income before income taxes by approximately $10.0 million for the six months ended December 31, 2010.

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

We acquired 1,441 shares at an average price of $47.37 per share from certain former employees during the three months ended December 31, 2010 in connection with the surrender of shares to pay option exercise prices, as shown in the table below.

Period	Total Number of Shares Acquired During Period	Average Price Paid Per Share
October 1 – October 31	—	—
November 1 – November 30	—	—
December 1 – December 31	1,441	47.37

Total	1,441	$47.37

Item 6.	Exhibits

Exhibit No.	Exhibit Description

10.1	Multi-Currency Credit Agreement dated December 1, 2010 among Harman International Industries, Incorporated, Harman Holding GmbH & Co. KG, and the several lenders and agents from time to time parties thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on December 7, 2010 and hereby incorporated by reference).

10.2	Guarantee and Collateral Agreement, dated December 1, 2010 among Currency Credit Agreement dated December 1, 2010 amount Harman International Industries, Incorporated, Harman Holding GmbH & Co. KG, certain subsidiaries of the Company parties thereto, and JPMorgan Chase Bank N.A., as administrative agent for the several lenders from time to time parties to the Multi-Currency Credit Agreement (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on December 7, 2010 and hereby incorporated by reference).

10.3	Amendment No. 1 to the Amended and Restated 2002 Stock Option and Incentive Plan.

31.1	Certification of Dinesh Paliwal pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Herbert Parker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dinesh Paliwal and Herbert Parker, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Calculation Linkbase.*

101.LAB	XBRL Taxonomy Label Linkbase.*

101.PRE	XBRL Presentation Linkbase.*

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following financial information formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2010 and 2009, (ii) Condensed Consolidated Balance Sheets at December 31, 2010 and June 30, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2010 and 2009 and (iv) Notes to the Condensed Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harman International Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harman International Industries, Incorporated

Date: February 3, 2011	By:	/S/ HERBERT K. PARKER
Herbert K. Parker
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)