Form 10-Q/A
period 2010-12-31
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2011-02-08
CIK 800459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of January 31, 2011, 69,668,963 shares of common stock, par value $.01, were outstanding.

Explanatory Note

The sole purpose of this Amendment No. 1 to the quarterly report on Form 10-Q for the period ended December 31, 2010 filed by Harman International Industries Incorporated with the Securities and Exchange Commission on February 3, 2011, is to correct on the cover page the number of shares of our common stock outstanding as of January 31, 2011. The cover page of this amendment correctly states that the number of shares of common stock outstanding on January 31, 2011 was 69,668,963. Because the information formatted in XBRL (Extensible Business Reporting Language) filed as Exhibit 101 to the Form 10-Q also included the incorrect statement of the amount of shares of our common stock outstanding, revised XBRL information with the correct statement of the number of shares outstanding is included as an exhibit to this amendment. In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are included as exhibits to this amendment.

Except as specifically noted above, no other changes have been made to the Form 10-Q. This amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

ITEM 6.	Exhibits

31.1	Certification of Dinesh Paliwal pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Herbert Parker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Calculation Linkbase.*

101.LAB	XBRL Taxonomy Label Linkbase.*

101.PRE	XBRL Presentation Linkbase.*

* Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following financial information formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2010 and 2009, (ii) Condensed Consolidated Balance Sheets at December 31, 2010 and June 30, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2010 and 2009 and (iv) Notes to the Condensed Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q/A shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harman International Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harman International Industries, Incorporated

Date: February 8, 2011	By:	/S/ HERBERT K. PARKER
Herbert K. Parker
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)