Form 10-Q
period 2011-03-31
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2011-04-29
CIK 800459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 25, 2011, 69,898,232 shares of common stock, par value $.01, were outstanding.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

Form 10-Q

March 31, 2011

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

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. As a result, the foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission including the information in Item 1A, under the caption “Risk Factors” of Part I to our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and Item 1A of Part II of this report. We undertake no obligation to publicly update or revise any forward-looking statement (except as required by law).

i

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

(In thousands)	March 31, 2011 (Unaudited)	June 30, 2010
Assets
Current assets
Cash and cash equivalents	$426,696	$645,570
Short-term investments	340,777	0
Receivables, net	599,969	517,092
Inventories, net	455,070	353,123
Other current assets	183,539	158,194

Total current assets	2,006,051	1,673,979
Property, plant and equipment, net	446,579	421,949
Goodwill	116,366	105,922
Deferred tax assets, long-term	242,750	247,602
Other assets	129,504	106,763

Total assets	$2,941,250	$2,556,215

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$960	$463
Short-term debt	2,073	13,472
Accounts payable	428,395	382,985
Accrued liabilities	425,732	363,261
Accrued warranties	110,768	99,329
Income taxes payable	14,821	3,941

Total current liabilities	982,749	863,451
Convertible senior notes	374,485	362,693
Other senior debt	486	1,209
Other non-current liabilities	230,381	193,970

Total liabilities	1,588,101	1,421,323

Preferred stock	0	0
Common stock	955	952
Additional paid-in capital	909,570	892,129
Accumulated other comprehensive income	89,186	3,666
Retained earnings	1,401,008	1,285,715
Less: Common stock held in treasury	(1,047,570)	(1,047,570)

Total equity	1,353,149	1,134,892

Total liabilities and equity	$2,941,250	$2,556,215

See accompanying Notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

(Unaudited)

(In thousands, except earnings per share data)	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Net sales	$948,196	$837,011	$2,741,223	$2,513,712
Cost of sales	699,371	619,379	1,999,087	1,852,218

Gross profit	248,825	217,632	742,136	661,494

Selling, general and administrative expenses	211,362	190,748	594,108	576,055
Sale of intellectual property	(16,184)	0	(16,184)	0
Loss on deconsolidation of variable interest entity	0	0	0	13,122
Goodwill impairment	0	0	0	12,292

Operating income	53,647	26,884	164,212	60,025

Other expenses:
Interest expense, net	5,262	5,762	17,172	23,950
Miscellaneous, net	1,464	1,572	5,396	3,719

Income from continuing operations before income taxes	46,921	19,550	141,644	32,356
Income tax expense, net	10,321	4,629	24,604	10,326

Income from continuing operations, net of income taxes	36,600	14,921	117,040	22,030
Income from discontinued operations, net of income taxes	0	3,339	0	8,145

Net income	36,600	18,260	117,040	30,175
Less: Net income attributable to noncontrolling interest	0	0	0	5,289

Net income attributable to Harman International Industries, Incorporated	$36,600	$18,260	$117,040	$24,886

Net income from continuing operations attributable to Harman International Industries, Incorporated
Income from continuing operations, net of income taxes	$36,600	$14,921	$117,040	$22,030
Less: Net income attributable to noncontrolling interest	0	0	0	5,289

Net income from continuing operations attributable to Harman International Industries, Incorporated	$36,600	$14,921	$117,040	$16,741

Earnings per share from continuing operations attributable to Harman International Industries, Incorporated:
Basic	$0.51	$0.21	$1.65	$0.24

Diluted	$0.51	$0.21	$1.64	$0.24

Earnings per share from discontinued operations:
Basic	$0.00	$0.05	$0.00	$0.12

Diluted	$0.00	$0.05	$0.00	$0.12

Earnings per share:
Basic	$0.51	$0.26	$1.65	$0.35

Diluted	$0.51	$0.26	$1.64	$0.35

Weighted average shares outstanding:
Basic	71,123	70,531	70,918	70,300

Diluted	71,924	70,905	71,541	70,536

See accompanying Notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

(Unaudited)

(In thousands)	Nine Months Ended March 31,
	2011	2010
Cash Flows from operating activities:
Net income attributable to Harman International Industries, Incorporated	$117,040	$24,886
Adjustments to reconcile net income attributable to Harman International Industries, Incorporated to net cash provided by operating activities:
Income from discontinued operations, net of income taxes	0	(8,145)
Depreciation and amortization	88,931	99,516
Non-cash interest expense	14,667	13,097
Share-based compensation	13,178	16,466
Loss on disposition of assets	1,036	119
Sale of intellectual property	(16,184)	0
Deferred income tax (benefit) expense	(9,195)	2,607
Loss on deconsolidation of variable interest entity	0	13,122
Goodwill impairment	0	12,292
Noncontrolling interest	0	5,289
Changes in operating assets and liabilities:
Decrease (increase) in:
Receivables	(18,662)	(174,463)
Inventories	(64,198)	(38,018)
Other current assets	(13,029)	(14,851)
Increase (decrease) in:
Accounts payable	11,608	112,897
Accrued warranties	11,439	(12,401)
Accrued other liabilities	(25,837)	20,920
Income taxes payable	7,704	4,166
Other operating activities	16,503	18,169

Net cash from continuing operations provided by operating activities	135,001	95,668
Net cash from discontinued operations provided by operating activities	0	9,902

Net cash provided by operating activities	135,001	105,570
Cash flows from investing activities:
Purchases of short-term investments	(484,002)	(238,090)
Maturities of short-term investments	143,224	114,321
Acquisitions, net of cash received	(3,575)	0
Proceeds from asset dispositions	2,875	1,933
Capital expenditures	(64,182)	(27,133)
Deconsolidation of variable interest entity	0	(11,347)
Other items, net	577	(1,832)

Net cash from continuing operations used in investing activities	(405,083)	(162,148)
Net cash from discontinued operations used in investing activities	0	118

Net cash used in investing activities	(405,083)	(162,030)
Cash flows from financing activities:
Net decrease in short-term borrowings	(12,088)	0
Net borrowings under revolving credit facility	0	(228,890)
Debt issuance costs for revolving credit facility	(7,002)	0
Other increase in long-term debt	4,659	4,007
Dividends paid to shareholders	(1,746)	0
Share-based payment arrangements	8,246	1,519

Net cash used in financing activities	(7,931)	(223,364)
Effect of exchange rate changes on cash	59,139	(5,944)

Net decrease in cash and cash equivalents	(218,874)	(285,768)
Cash and cash equivalents at beginning of period	645,570	586,359

Cash and cash equivalents at end of period	$426,696	$300,591

Supplemental disclosure of cash flow information:
Interest paid	$2,759	$12,547
Income taxes paid	$4,108	$678

See accompanying Notes to the Condensed Consolidated Financial Statements

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

Our unaudited, condensed consolidated financial statements at March 31, 2011 and for the three and nine months ended March 31, 2011 and 2010, have been prepared pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (our “2010 Form 10-K”) and do not include all information and footnote disclosures included in our audited financial statements. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly, in all material respects, the consolidated financial condition, results of operations and cash flows for the periods presented. Operating results for the three and nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2011 due to seasonal, economic and other factors. Where necessary, information for prior periods has been reclassified to conform to the consolidated financial statement presentation for the corresponding periods in the current fiscal year.

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

Allowance for Doubtful Accounts: We reserve an estimated amount for accounts receivable that may not be collected. Methodologies for estimating the allowance for doubtful accounts are primarily based on specific identification of uncollectible accounts. Historical collection rates and customer credit worthiness are considered in determining specific reserves. At March 31, 2011 and June 30, 2010, we had $7.4 million and $8.1 million, respectively, reserved for possible uncollectible accounts receivable.

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

Recently Issued Accounting Standards

Intangibles, Goodwill and Other: In December 2010, the FASB issued ASU 2010-28, “Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The new guidance requires that reporting units with zero or negative carrying amounts perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The new guidance is effective for us for fiscal years beginning after December 15, 2010. We will adopt the provisions of this new guidance on July 1, 2011. We do not expect the adoption of the new provisions to have any impact on our financial condition or results of operations.

Business Combinations: In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): “Disclosure of Supplementary Pro Forma Information for Business Combinations.” The new guidance specifies that when comparative financial statements are presented, the revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The new guidance applies prospectively to us for business combinations which occur on or after July 1, 2011. Early adoption is permitted. The impact of these new provisions on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate in the future.

Note 3 – Inventories, net

Inventories, net consist of the following:

	March 31, 2011	June 30, 2010
Finished goods	$167,455	$130,827
Work in process	67,630	59,196
Raw materials	219,985	163,100

Inventories, net	$455,070	$353,123

At March 31, 2011 and June 30, 2010, our inventory reserves were $77.1 million and $75.1 million, respectively.

Note 4 – Property, Plant and Equipment, net

Property, plant and equipment consist of the following:

	Estimated Useful Lives (in Years)	March 31, 2011	June 30, 2010
Land		$11,715	$10,370
Buildings and improvements	1-50	277,055	255,440
Machinery and equipment	3-20	1,010,426	880,364
Furniture and fixtures	3-10	31,977	28,137

Property, plant and equipment, gross		1,331,173	1,174,311
Less accumulated depreciation and amortization		(884,594)	(752,362)

Property, plant and equipment, net		$446,579	$421,949

Depreciation expense for the three months ended March 31, 2011 and 2010 was $28.4 million and $31.5 million, respectively, and was $83.4 million and $97.7 million for the nine months ended March 31, 2011 and 2010, respectively.

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

Details of our accrued warranties are as follows:

	Nine Months Ended March 31,
	2011	2010
Accrued warranties, June 30	$99,329	$116,673
Warranty expense	36,443	39,168
Warranty payments (cash or in-kind)	(38,670)	(50,545)
Other(1)	13,666	(1,024)

Accrued warranties, March 31	$110,768	$104,272

(1)	Other primarily represents foreign currency translation.

Note 6 – Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share of common stock outstanding:

	Three Months Ended March 31,
	2011		2010
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted Earnings per Share:
Income from continuing operations, net of income taxes	$36,600	$36,600	$14,921	$14,921
Less: Net income attributable to noncontrolling interest	0	0	0	0

Net income from continuing operations attributable to Harman International Industries, Incorporated	36,600	36,600	14,921	14,921
Income from discontinued operations, net of income taxes	0	0	3,339	3,339

Net income attributable to Harman International Industries, Incorporated	$36,600	$36,600	$18,260	$18,260

Denominator for Basic and Diluted Earnings per Share:
Weighted average shares outstanding	71,123	71,123	70,531	70,531
Employee stock options	0	801	0	374

Total weighted average shares outstanding	71,123	71,924	70,531	70,905

Earnings per Share:
Net income from continuing operations attributable to Harman International Industries, Incorporated	$0.51	$0.51	$0.21	$0.21

Income from discontinued operations, net of income taxes	$0.00	$0.00	$0.05	$0.05

Net income attributable to Harman International Industries, Incorporated	$0.51	$0.51	$0.26	$0.26

	Nine Months Ended March 31,
	2011		2010
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted Earnings per Share:
Income from continuing operations, net of income taxes	$117,040	$117,040	$22,030	$22,030
Less: Net income attributable to noncontrolling interest	0	0	5,289	5,289

Net income from continuing operations attributable to Harman International Industries, Incorporated	117,040	117,040	16,741	16,741
Income from discontinued operations, net of income taxes	0	0	8,145	8,145

Net income attributable to Harman International Industries, Incorporated	$117,040	$117,040	$24,886	$24,886

Denominator for Basic and Diluted Earnings per Share:
Weighted average shares outstanding	70,918	70,918	70,300	70,300
Employee stock options	0	623	0	236

Total weighted average shares outstanding	70,918	71,541	70,300	70,536

Earnings per Share:
Net income from continuing operations attributable to Harman International Industries, Incorporated	$1.65	$1.64	$0.24	$0.24

Income from discontinued operations, net of income taxes	$0.00	$0.00	$0.12	$0.12

Net income attributable to Harman International Industries, Incorporated	$1.65	$1.64	$0.35	$0.35

Options to purchase 995,599 and 1,572,904 shares of our common stock with exercise prices ranging from $43.65 to $126.94 and $32.83 to $126.94 per share were outstanding during the three months ended March 31, 2011 and 2010, respectively, and were excluded from the computation of diluted earnings per share because they would have been antidilutive. In addition, restricted shares and restricted stock units of 7,530 and zero were outstanding during the three months ended March 31, 2011 and 2010, respectively, and were excluded from the computation of diluted earnings per share as they also would have been antidilutive.

Options to purchase 1,703,014 and 2,390,501 shares of our common stock with exercise prices ranging from $29.82 to $126.94 and $26.64 to $126.94 per share were outstanding during the nine months ended March 31, 2011 and 2010, respectively, and were excluded from the computation of diluted earnings per share because they would have been antidilutive. In addition, restricted shares and restricted stock units of 15,829 and 777 were outstanding during the nine months ended March 31, 2011 and 2010, respectively, and were excluded from the computation of diluted earnings per share as they also would have been antidilutive.

We had $400 million of 1.25 percent convertible senior notes (the “Convertible Senior Notes”) outstanding at March 31, 2011 and June 30, 2010. The conversion terms of the Convertible Senior Notes will affect the calculation of diluted earnings per share if the price of our common stock exceeds the conversion price of the Convertible Senior Notes. The initial conversion price of the Convertible Senior Notes is approximately $104 per share, subject to adjustment in specified circumstances as described in the indenture governing the Convertible Senior Notes (the “Indenture”). Upon conversion, a holder of Convertible Senior Notes will receive an amount per Convertible Senior Note in cash equal to the lesser of $1,000 or the conversion value of the Convertible Senior Notes, determined in the manner set forth in the Indenture. If the conversion value exceeds $1,000, we will deliver $1,000 in cash and at our option, cash or common stock or a combination of cash and common stock for the conversion price in excess of $1,000. The conversion option is indexed to our common stock and therefore is classified as equity. The conversion option will not result in an adjustment to net income in calculating diluted earnings per share. The dilutive effect of the conversion option will be calculated using the treasury stock method. Therefore, conversion settlement shares will be included in diluted shares outstanding if the price of our common stock exceeds the conversion price of the Convertible Senior Notes. Refer to Note 8 – Debt for further information.

Note 7 – Goodwill

We test for impairment at the reporting unit level on an annual basis as of April 30th of every year and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The impairment test for goodwill is a two-step process. The first step compares the fair value of each reporting unit to its carrying value, with the fair value of each reporting unit determined using established valuation techniques, specifically the market and income approaches. Should the results of the first step indicate that the fair value of a reporting unit is less than its carrying value, the second step of this test is conducted wherein the amount of any impairment is determined by comparing the implied fair value of goodwill in a reporting unit to the recorded amount of goodwill for that reporting unit. The implied fair value of goodwill is calculated as the excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities. Should the fair value of the goodwill so calculated be less than the carrying value, an impairment charge is recognized. The annual goodwill impairment test conducted as of April 30, 2010 indicated that the fair value of each reporting unit was substantially in excess of its carrying value and, as such, no impairment was deemed to exist and therefore we did not recognize any goodwill impairment charges in the three and nine months ended March 31, 2011.

Our annual goodwill impairment test conducted in April 2009 indicated that no goodwill was supportable in our Automotive segment. In the first half of fiscal year 2010, we recorded additional goodwill of $12.3 million associated with contingent purchase price arrangements from acquisitions in prior years and subsequently impaired $12.3 million of goodwill in the same reporting period. As a result, during the three and nine months ended March 31, 2010 we recognized zero and $12.3 million, respectively, of goodwill impairment in our Condensed Consolidated Statements of Operations.

We performed a preliminary goodwill impairment test as of March 31, 2010, as a result of sustained improvements in the operating results of our Automotive business due to improvements in economic conditions and realized savings resulting from our cost cutting initiatives. This goodwill impairment test demonstrated that the calculated fair value of our reporting units exceeded their respective carrying values and therefore no impairment existed in Automotive and our other reporting units. As a result, no further goodwill impairment charges associated with the incremental goodwill were recorded that were related to the contingent purchase price arrangements. During the three months ended March 31, 2010, we recorded $3.1 million of goodwill associated with a contingent purchase price arrangement in our Automotive segment.

Note 8 – Debt

Short Term Borrowings

At March 31, 2011 and June 30, 2010, we had $2.1 million and $13.5 million of short-term borrowings outstanding, respectively, and we maintained lines of credit of $18.6 million, in the aggregate, in Hungary, the U.S., Austria and Brazil and $13.6 million, in the aggregate, in Germany, Austria, and Hungary, respectively.

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

The Credit Agreement effectively replaced our previous revolving credit facility, the second amended and restated multi-currency, multi-option credit agreement dated March 31, 2009, as amended (the “2009 Credit Agreement”), which had a maximum borrowing capacity of $231.6 million (the “2009 Maximum Borrowing Capacity”), including outstanding letters of credit, which is more fully described in our 2010 Form 10-K. As a result of such replacement, we voluntarily terminated the 2009 Credit Agreement. There were no outstanding borrowings under the 2009 Credit Agreement as of December 1, 2010, and we incurred no early termination penalties due to the termination of the 2009 Credit Agreement.

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

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including failure to make timely payments, breaches of representations or covenants, or a change in control of our company, as defined in the Credit Agreement.

At March 31, 2011, we had no borrowings under the Credit Agreement and had outstanding letters of credit of $6.8 million. Unused available credit under the Credit Agreement was $543.2 million at March 31, 2011. In connection with the Credit Agreement, we incurred $7.0 million in fees and other expenses which have been capitalized within Other assets in our Condensed Consolidated Balance Sheet. These costs will be amortized over the term of the Credit Agreement on a straight-line basis. In addition, we wrote off $0.7 million of debt issuance costs associated with the 2009 Credit Agreement, which represented the portion of these costs that were attributed to the 2009 Credit Agreement.

If we do not meet the forecast in our budgets, we could violate our debt covenants and, absent a waiver from our lenders or an amendment to our Credit Agreement, we could be in default under the Credit Agreement. As a result, our debt under the Credit Agreement could become due, which would have a material adverse effect on our financial condition and results of operations. A default under the Credit Agreement could also lead to an event of default under the Indenture, as amended, and the acceleration of the Convertible Senior Notes. As of March 31, 2011, we were in compliance with all the financial covenants of the Credit Agreement.

Guarantee and Collateral Agreement

In connection with the Credit Agreement, we and Harman KG entered into a guarantee and collateral agreement (the “Guarantee and Collateral Agreement”) which provides, among other things, that the obligations under the Credit Agreement are guaranteed by us and each of the subsidiary guarantors party thereto, and that the obligations generally are secured by liens on substantially all of our assets and certain of our subsidiary guarantors’ assets.

The term of the Guarantee and Collateral Agreement corresponds with the term of the Credit Agreement, which matures on December 1, 2015. Under the terms of this Guarantee and Collateral Agreement, we have effectively guaranteed the payment of the full amount of borrowings under the Credit Agreement, including outstanding letters of credit, upon maturity. The potential amount of future payments that we would be required to pay under the Guarantee and Collateral Agreement is the amount that we have borrowed under the Credit Agreement, including outstanding letters of credit. At March 31, 2011, we had no borrowings under the Credit Agreement and had outstanding letters of credit of $6.8 million.

Convertible Senior Notes

We had $400 million of Convertible Senior Notes outstanding at March 31, 2011 and June 30, 2010 which were issued on October 23, 2007 (the “Issuance Date”) and are due on October 15, 2012. The Convertible Senior Notes were issued at par and we pay interest at a rate of 1.25 percent per annum on a semiannual basis. The initial conversion rate on the Convertible Senior Notes is 9.6154 shares of our common stock per $1,000 principal amount of the Convertible Senior Notes (which is equal to an initial conversion price of approximately $104 per share). The conversion rate is subject to adjustment in specified circumstances described in the Indenture.

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

The principal amounts, unamortized discount and net carrying amounts of the liability components and the equity components for the Convertible Senior Notes as of March 31, 2011 and June 30, 2010 are as follows:

	Principal Balance	Unamortized Discount	Net Carrying Amount	Equity Component
March 31, 2011	$400,000	$(25,515)	$374,485	$48,323
June 30, 2010	$400,000	$(37,307)	$362,693	$48,323

At March 31, 2011, the unamortized discount is recognized as a reduction in the carrying value of the Convertible Senior Notes in the Condensed Consolidated Balance Sheets and is being amortized to Interest expense, net in our Condensed Consolidated Statement of Operations over the expected remaining term of the Convertible Senior Notes of 19 months.

Debt issuance costs of $4.8 million were recorded in connection with this transaction and are included in Other assets in our Condensed Consolidated Balance Sheets and are also being amortized to Interest expense, net in our Condensed Consolidated Statements of Operations over the expected remaining term of the Convertible Senior Notes. The unamortized balance of debt issuance costs at March 31, 2011 and June 30, 2010 was $1.2 million and $1.8 million, respectively.

Total interest expense related to the Convertible Senior Notes for the three months ended March 31, 2011 and 2010 includes $1.3 million for both periods of contractual cash interest expense, $3.9 million and $3.7 million of noncash interest expense, respectively, related to the amortization of the discount and $0.2 million in both periods related to the amortization of debt issuance costs. Total interest expense related to the Convertible Senior Notes for the nine months ended March 31. 2011 and 2010 includes $3.8 million for both periods of contractual cash interest expense, $11.8 million and $11.1 million of noncash interest expense, respectively, related to the amortization of the discount and $0.6 million in both periods related to the amortization of debt issuance costs.

The Indenture contains covenants, one of which requires us to calculate the ratio of Consolidated Total Debt to Consolidated EBITDA, as defined in the Indenture, each time we incur additional indebtedness, for the most recently ended four quarter period (the

“Incurrence of Debt Covenant”). On January 12, 2010, we entered into a supplemental indenture to the Indenture (the “Supplemental Indenture”) which amended the Incurrence of Debt Covenant. Under the Supplemental Indenture, we were permitted to, without complying with the ratio of Consolidated Total Debt to Consolidated EBITDA of 3.25 to 1.00: (a) incur revolving extensions of credit under the 2009 Credit Agreement, up to a maximum amount of $231.6 million, and (b) incur additional indebtedness, subject to a requirement to make a pro rata offer to purchase a principal face amount of the Convertible Senior Notes equal to 50 percent of the aggregate amount of such indebtedness so incurred, plus accrued and unpaid interest thereon. The Incurrence of Debt Covenant lapsed on October 23, 2010, and was no longer applicable to us after this date. At March 31, 2011, we were in compliance with all covenants under the Indenture, as amended.

Note 9 – Income Taxes

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income. Income tax expense for the three months ended March 31, 2011 was $10.3 million, compared to $4.6 million in the same period in the prior year. The effective tax rate for the three months ended March 31, 2011 was 22.0 percent, compared to 23.7 percent for the same period in the prior year. The change in the effective tax rate for the three months ended March 31, 2011 compared to the same period in the prior year was primarily due to the retroactive reinstatement of the U.S. research and experimental tax credit, the U.S. domestic manufacturer’s deduction that was not available in the three months ended March 31, 2010, higher income in foreign jurisdictions that is subject to tax below the statutory rate and U.S. foreign tax credits.

Income tax expense for the nine months ended March 31, 2011 was $24.6 million, compared to $10.3 million in the same period in the prior year. The effective tax rate for the nine months ended March 31, 2011 was 17.4 percent, compared to 31.9 percent in the same period in the prior year. The change in the effective tax rate for the nine months ended March 31, 2011 compared to the same period in the prior year was primarily due to the retroactive reinstatement of the U.S. research and experimental tax credit, the U.S. domestic manufacturer’s deduction that was not available in the nine months ended March 31, 2010, higher income in foreign jurisdictions that is subject to tax below the statutory rate and U.S. foreign tax credits.

As of March 31, 2011, unrecognized tax benefits and the related interest were $29.9 million and $0.9 million, respectively, of which $28.9 million would affect the tax rate if recognized. During the three and nine months ended March 31, 2011, we recorded tax reserves on uncertain tax positions in the amount of $3.3 million and $8.8 million, respectively. During the three and nine months ended March 31, 2011, we recorded a benefit related to the reduction of interest expense on uncertain tax positions of $1.3 million and $1.1 million, respectively.

Note 10 – Shareholders’ Equity

Preferred Stock

As of March 31, 2011 and June 30, 2010, we had no shares of preferred stock outstanding. We are authorized to issue 5 million shares of preferred stock, $0.01 par value.

Common Stock

We have 200 million authorized shares of common stock, $0.01 par value. At March 31, 2011 and June 30, 2010, we had 95,486,844 and 95,129,836 shares issued, respectively; 25,599,817 shares in treasury stock in both periods and 69,887,027 and 69,530,019 shares outstanding (net of treasury stock), respectively.

Changes in Equity:

The following is a summary of the changes in Accumulated Other Comprehensive Income (“AOCI”) and changes in equity for the nine months ended March 31, 2011:

	Preferred Stock	Common Stock	Additional Paid-in Capital	AOCI	Retained Earnings	Treasury Stock	Harman Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at June 30, 2010	$0	$952	$892,129	$3,666	$1,285,715	$(1,047,570)	$1,134,892	$0	$1,134,892

Net income attributable to Harman International Industries, Incorporated	0	0	0	0	117,040	0	117,040	0	117,040
Foreign currency translation	0	0	0	131,571	0	0	131,571	0	131,571
Unrealized loss on hedging	0	0	0	(47,058)	0	0	(47,058)	0	(47,058)
Changes in pension benefits	0	0	0	(715)	0	0	(715)	0	(715)
Unrealized loss on available-for-sale securities	0	0	0	1,722	0	0	1,722	0	1,722

Comprehensive income	0	0	0	85,520	117,040	0	202,560	0	202,560
Dividends ($0.10 per share	0	0	0	0	(1,747)	0	(1,747)	0	(1,747)
Exercise of stock options, net of shares received	0	3	8,750	0	0	0	8,753	0	8,753
Share-based compensation	0	0	12,608	0	0	0	12,608	0	12,608
Deferred taxes on share-based compensation	0	0	(3,917)	0	0	0	(3,917)	0	(3,917)

Balance at March 31, 2011	$0	$955	$909,570	$89,186	$1,401,008	$(1,047,570)	$1,353,149	0	$1,353,149

The following is a summary of the changes in AOCI and changes in equity for the nine months ended March 31, 2010:

	Preferred Stock	Common Stock	Additional Paid-in Capital	AOCI	Retained Earnings	Treasury Stock	Harman Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at June 30, 2009	$0	$949	$869,609	$57,198	$1,126,946	$(1,047,570)	$1,007,132	$786	$1,007,918

Net income	0	0	0	0	24,886	0	24,886	0	24,886
Foreign currency translation	0	0	0	(17,064)	0	0	(17,064)	0	(17,064)
Unrealized gain on hedging	0	0	0	16,706	0	0	16,706	0	16,706
Changes in pension benefits	0	0	0	(230)	0	0	(230)	0	(230)
Unrealized gain on available-for-sale securities	0	0	0	239	0	0	239	0	239

Comprehensive (loss) income	0	0	0	(349)	24,886	0	24,537	0	24,537
Exercise of stock options, net of shares received	0	2	2,545	0	0	0	2,547	0	2,547
Share based compensation	0	0	14,936	0	0	0	14,936	0	14,936
Noncontrolling interest	0	0	0	0	0	0	0	(786)	(786)

Balance at March 31, 2010	$0	$951	$887,090	$56,849	$1,151,832	$(1,047,570)	$1,049,152	$0	$1,049,152

At March 31, 2011 and June 30, 2010, AOCI consisted of the following:

	March 31, 2011	June 30, 2010
AOCI:
Foreign currency translation	$149,626	$18,055
Unrealized (loss) gain on hedging	(28,350)	18,708
Change in pension benefits	(28,135)	(27,420)
Unrealized loss on available-for-sale securities	(3,955)	(5,677)

Total AOCI	$89,186	$3,666

We have approximately $1.8 million and $1.6 million of investments at March 31, 2011 and June 30, 2010, respectively, included in Other current assets in our Condensed Consolidated Balance Sheets that have been classified as available-for-sale securities. These securities are recorded at fair value with realized gains and losses recorded in income and unrealized gains and losses recorded in AOCI, net of taxes.

Note 11 – Share-Based Compensation

On March 31, 2011, we had one share-based compensation plan with shares available for future grants, the Amended and Restated 2002 Stock Option and Incentive Plan (the “2002 Plan”). On December 8, 2010, we amended the 2002 Plan to increase the number of shares available under the 2002 Plan for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units by 1,100,000 to an aggregate amount not to exceed 7,860,000 shares of our common stock. During the nine months ended March 31, 2011, options to purchase 347,401 shares of our common stock and 712,548 restricted stock units were granted under the 2002 Plan. No shares of restricted stock or restricted stock units were granted outside the 2002 Plan during the same period.

Share-based compensation expense was $3.8 million and $6.0 million for the three months ended March 31, 2011 and 2010, respectively, and was $13.2 million and $16.5 million for the nine months ended March 31, 2011 and 2010, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Operations for share-based compensation arrangements was $1.2 million and $1.3 million for the three months ended March 31, 2011 and 2010, respectively, and was $3.8 million and $3.7 million for the nine months ended March 31, 2011 and 2010, respectively.

Fair Value Determination

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions noted in the following table.

	Nine Months Ended March 31,
	2011	2010
Expected volatility	60.4% - 73.2%	59.9% - 79.0%
Weighted-average volatility	68.8%	68.6%
Expected annual dividend	$0.10	$—
Expected term (in years)	1.71 -3.80	1.88 -3.98
Risk-free rate	0.5% - 1.7%	0.9% -2.2%

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

Stock Option Activity

A summary of option activity under our stock option plans as of March 31, 2011 and changes during the nine months ended March 31, 2011 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2010	2,894,405	$55.67	6.83	$2,760
Granted	347,401	34.17
Exercised	(304,696)	28.74
Forfeited or expired	(311,419)	56.79

Outstanding at March 31, 2011	2,625,691	$55.82	6.83	$22,820

Exercisable at March 31, 2011	1,439,556	$64.05	5.85	$8.274

The weighted-average grant-date fair value of options granted for the three months ended March 31, 2011 and 2010 was $19.07 and $16.14, respectively, and for the nine months ended March 31, 2011 and 2010 was $14.76 and $12.84, respectively. The total intrinsic value of options exercised for the three months ended March 31, 2011 and 2010 was $4.5 million and $1.4 million, respectively, and for the nine months ended March 31, 2011 and 2010 was $5.4 million and $2.4 million, respectively.

Grant of Stock Options with Market Conditions

We granted 330,470 stock options containing a market condition to employees on March 21, 2008. The options vested on March 21, 2011, which was three years from the date of grant based on a comparison of Harman’s total shareholder return (“TSR”) to the TSR of a selected peer group of publicly listed multinational companies. TSR was measured as the annualized increase in the aggregate value of a company’s stock price plus the value of dividends, assumed to be reinvested into shares of the company’s stock at the time of dividend payment. The base price used for the TSR calculation of $42.19 is the 20-day trading average from February 6, 2008 through March 6, 2008. The ending price used for the TSR calculation of $49.81 was the 20-day trading average prior to and through March 6, 2011. The grant date fair value of $4.2 million was calculated using a combination of Monte Carlo simulation and lattice-based models. Share-based compensation for these awards was income of $1.5 million and expense of $0.3 million for the three months ended March 31, 2011 and 2010, respectively, and was income of $0.8 million and expense of $1.0 million for the nine months ended

March 31, 2011 and 2010, respectively. A net benefit was recognized during the three months ended March 31, 2011 related to forfeitures for employees with awards which did not meet the service requirements.

Restricted Stock Awards

A summary of the status of our nonvested restricted stock as of March 31, 2011 and changes during the nine months ended March 31, 2011, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at June 30, 2010	60,000	$65.13
Granted	—	—
Vested	(23,500)	99.53
Forfeited	—	—

Nonvested at March 31, 2011	36,500	$42.98

As of March 31, 2011, there was $0.2 million of total unrecognized compensation cost related to nonvested restricted stock-based compensation arrangements, granted under the 2002 Plan. The weighted average recognition period was 0.58 years. At March 31, 2011, a total of 36,500 shares of restricted stock were outstanding of which 30,500 were granted under the 2002 Plan and 6,000 were granted outside of the 2002 Plan.

Restricted Stock Units

We granted 191,721 restricted stock units with performance conditions and 191,715 restricted stock units with market conditions, in the nine months ended March 31, 2011, under the 2002 Plan. The restricted stock units with performance conditions cliff vest three years from the date of grant based on the attainment of certain performance conditions in fiscal year 2013. The restricted stock units with market conditions cliff vest three years from the date of grant based on a comparison of our total TSR to the TSR of a selected peer group of publicly listed multinational companies. The grant date fair value of $5.2 million was calculated using a Monte Carlo simulation model. Compensation expense, for both the restricted stock units with performance conditions and the restricted stock units with market conditions, is recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the applicable targets will be met. The probability is reassessed each reporting period for the restricted stock units with performance conditions.

We granted 380,400 and 133,507 restricted stock units with performance conditions in the nine months ended March 31, 2010 and 2009, respectively, under the 2002 Plan. The restricted stock units cliff vest three years from the date of grant based on the attainment of certain performance targets in fiscal years 2012 and 2011, respectively. Compensation expense is recognized ratably over the three-year vesting period, on a straight-line basis, based on the grant date fair value and our assessment of the probability that the performance targets will be met. We have recognized compensation expense based on our estimate of the probability of achieving the targets.

In the nine months ended March 31, 2011 and 2010, we also granted 329,112 and 386,356 restricted stock units, respectively, under the 2002 Plan that vest three years from the date of grant.

In January and September 2008, we granted 34,608 and 28,344 cash-settled restricted stock units, respectively, outside the 2002 Plan. These restricted stock units are accounted for as liability awards and are recorded at the fair value at the end of the reporting period in accordance with their vesting schedules. During the three months ended March 31, 2011 and 2010, zero and 12,856 of these restricted stock units were settled, respectively, at a cost of zero and $0.6 million, respectively, and during the nine months ended March 31, 2011 and 2010, 9,647 and 14,464 of these restricted stock units were settled, respectively, at a cost of approximately $0.3 million and $0.6 million, respectively. At March 31, 2011, 3,216 cash-settled restricted stock units were outstanding.

A summary of equity classified restricted stock unit activity as of March 31, 2011 and changes during the nine months ended March 31, 2011 is presented below:

Shares
Nonvested at June 30, 2010	1,130,223
Granted	712,548
Vested	(58,268)
Forfeited	(65,500)

Nonvested at March 31, 2011	1,719,003

At March 31, 2011, the aggregate intrinsic value of equity classified restricted stock units was $80.5 million. As of March 31, 2011, there was $25.7 million of total unrecognized compensation cost related to restricted stock unit compensation arrangements. The weighted average recognition period was 1.69 years.

Chief Executive Officer Special Enterprise Value Bonus

Our Chief Executive Officer (“CEO”) was granted a special bonus award in November 2007 (the “Special Bonus Award”). The award was to be settled in cash based on a comparison of Harman’s enterprise value at November 2012 to the enterprise value at the grant date in November 2007. This award was classified as a liability in our Condensed Consolidated Balance Sheet at June 30, 2009. The fair value of the Special Bonus Award was measured each quarter using a Monte Carlo simulation.

On September 1, 2009, pursuant to the terms of an amendment to the CEO’s employment letter agreement, the Special Bonus Award was cancelled and replaced with the right to an annual equity award for fiscal years 2011 through 2013 (the “Annual Equity Grant”). On September 1, 2009, both time-based and performance based restricted stock units were granted to the CEO pursuant to the terms of the Annual Equity Grant. The replacement of the Special Bonus Award with the awards granted pursuant to the Annual Equity Grant was accounted for as a modification of an existing award. As a result of this modification, in the first quarter of fiscal year 2010, approximately $0.5 million was reclassified from a liability to additional paid-in capital and $0.5 million was recognized as compensation expense within selling, general and administrative expense (“SG&A”) in our Condensed Consolidated Statement of Operations in the first quarter of fiscal year 2010 and therefore is included in our Condensed Consolidated Statement of Operations for the nine months ended March 31, 2010.

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

At March 31, 2011 and June 30, 2010, we had outstanding foreign currency forward exchange and option contracts which are summarized below:

	March 31, 2011		June 30, 2010
	Gross Notional Value	Fair Value Asset/ (Liability) (1)	Gross Notional Value	Fair Value Asset/ (Liability) (1)
Currency Hedged (Buy/Sell):
U.S. Dollar/Euro	$784,600	$(36,873)	$511,600	$25,852
Swiss Franc/U.S. Dollar	22,975	2,209	13,922	922
U.S. Dollar/British Pound	19,500	(199)	0	0
U.S. Dollar/Chinese Yuan	9,926	95	0	0
Euro/British Pound	11,326	261	7,343	(32)
U.S. Dollar/Brazilian Real	10,412	(509)	0	0
Japanese Yen/Euro	0	0	6,786	137
Swedish Krona/Euro	0	0	5,389	7
U.S. Dollar/Japanese Yen	2,100	(24)	0	0
Danish Krone/Euro	0	0	1,150	(1)
Swiss Franc/Euro	0	0	9,282	772
Other	7,693	46	4,528	(230)

Total	$868,532	$(34,993)	$560,000	$27,427

(1)	Represents the net (payable)/receivable included in our Condensed Consolidated Balance Sheets.

Cash Flow Hedges

We designate a portion of our foreign currency derivative contracts as cash flow hedges of foreign currency denominated purchases. As of March 31, 2011 and June 30, 2010, we had $749.3 million and $511.6 million of forward and option contracts maturing through June 2012 and June 2011, respectively. These contracts are recorded at fair value in the accompanying Condensed Consolidated Balance Sheets. The changes in fair value for these contracts on a spot to spot basis are reported in AOCI, and are reclassified to either Cost of sales or SG&A, depending on the nature of the underlying asset or liability that is being hedged, in our Condensed Consolidated Statements of Operations, in the period or periods during which the underlying transaction occurs. If it becomes apparent that an underlying forecasted transaction will not occur, the amount recorded in AOCI related to the hedge is reclassified to Miscellaneous, net in our Condensed Consolidated Statements of Operations in the then-current period. Amounts relating to such reclassifications were immaterial for the three and nine months ended March 31, 2011 and 2010.

Changes in the fair value of the derivatives are highly effective in offsetting changes in the cash flows of the hedged items because the amounts and the maturities of the derivatives approximate those of the forecasted exposures. Any ineffective portion of the derivative is recognized in the current period in our Condensed Consolidated Statements of Operations, in the same line item in which the foreign currency gain or loss on the underlying hedged transaction was recorded. No amount of ineffectiveness was recognized in the Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2011 and 2010. All components of each derivative’s gain or loss, with the exception of forward points (see below), were included in the assessment of hedge ineffectiveness. At March 31, 2011 and June 30, 2010, the fair value of these contracts was a net liability of $30.6 million and a net asset of $21.5 million, respectively. The amount associated with these hedges that is expected to be reclassified from AOCI to earnings within the next 12 months is a loss of $36.4 million.

We elected to exclude forward points from the effectiveness assessment. At the end of the reporting period, we calculate the excluded amount, which is the fair value relating to the change in forward points that is recorded in current earnings as Miscellaneous, net in our Condensed Consolidated Statements of Operations. For the three months ended March 31, 2011 and 2010, we recognized $0.8 million of net losses and $0.3 million of net gains, respectively, related to the change in forward points. For the nine months ended March 31, 2011 and 2010, we recognized $1.6 million of losses and $1.1 million of gains, respectively, related to the change in forward points.

Economic Hedges

When hedge accounting is not applied to derivative contracts, or after former cash flow hedges have been de-designated as balance sheet hedges, we recognize the gain or loss on the associated contracts directly in current period earnings in either Miscellaneous, net or Cost of sales according to the underlying exposure, in our Condensed Consolidated Statements of Operations, as unrealized exchange gains/(losses). As of March 31, 2011 and June 30, 2010, we had $119.3 million and $47.5 million, respectively, of forward contracts maturing through March 2012 and November 2010, respectively, in various currencies to hedge foreign currency denominated intercompany loans and other foreign currency denominated assets. At March 31, 2011 and June 30, 2010, the fair value of these contracts was a liability of $4.4 million and an asset of $5.9 million, respectively. Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans and other foreign denominated assets in other non-operating income.

Interest Rate Risk Management

We have one interest rate swap contract with a notional amount of $24.2 million and $21.7 million at March 31, 2011 and June 30, 2010, respectively, in order to manage our interest rate exposure and effectively convert interest on an operating lease from a variable rate to a fixed rate. The objective of the swap is to offset changes in rent expenses caused by interest rate fluctuations. The interest rate swap contract is designated as a cash flow hedge. At the end of each reporting period, the discounted fair value of the swap contract is calculated and recorded in AOCI and reclassified as rent expense, within SG&A in our Condensed Consolidated Statements of Operations, in the then-current period. If the hedge is determined to be ineffective, the ineffective portion will be reclassified from AOCI and recorded as rent expense, within SG&A. We recognized less than $0.1 million in each of the three month periods ended March 31, 2011 and 2010, and less than $0.1 million in each of the nine month periods ended March 31, 2011 and 2010, in our Condensed Consolidated Statement of Operations. All components of the derivative loss were included in the assessment of the hedged effectiveness. The amount associated with the swap contract that is expected to be recorded as rent expense in the next 12 months is a loss of $0.8 million.

Fair Value of Derivatives

The following tables provide a summary of the fair value amounts of our derivative instruments at March 31, 2011 and June 30, 2010:

		Fair Value
	Balance Sheet Location	March 31, 2011	June 30, 2010
Derivatives Designated as Cash Flow Hedges, Gross:
Other assets:
Foreign exchange contracts	Other current assets	$285	$24,969
Other liabilities:
Foreign exchange contracts	Accrued liabilities	30,905	3,429
Interest rate swap	Accrued liabilities	654	709
Interest rate swap	Other non-current liabilities	485	1,129

Total liabilities		32,044	5,267

Net (liability)/asset for derivatives designated as hedging instruments		(31,759)	19,702

Derivatives Designated as Economic Hedges, Gross:
Other assets:
Foreign exchange contracts	Other current assets	2,471	6,223
Other liabilities:
Foreign exchange contracts	Accrued liabilities	6,844	325

Net (liability)/asset for economic hedges		(4,373)	5,898

Total net derivative (liability)/asset		$(36,132)	$25,600

Derivative Activity

The following table shows derivative activity for derivatives designated as cash flow hedges for the three months ended March 31, 2011 and 2010:

Derivative	Location of Derivative Gain/(Loss) Recognized in Income	Gain/(Loss) Recognized in OCI (Effective Portion)		Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion)		Gain/(Loss) from Amounts Excluded from Effectiveness Testing
		Three Months Ended March 31,
		2011	2010	2011	2010	2011	2010	2011	2010
Foreign exchange contracts	Cost of sales	$(29,635)	$8,384	$(8,100)	$(2,381)	$0	$0	$3	$171
Foreign exchange contracts	SG&A	0	0	0	156	(4)	0	805	(108)
Foreign exchange contracts	Other expense	0	0	0	0	0	0	0	(164)
Interest rate swap	Rent expense	232	(312)	(186)	7	(2)	22	0	0

Total cash flow hedges		$(29,403)	$8,072	$(8,285)	$(2,218)	$(6)	$22	$808	$(101)

The following table shows derivative activity for derivatives designated as cash flow hedges for the nine months ended March 31, 2011 and 2010:

Derivative	Location of Derivative Gain/(Loss) Recognized in Income	Gain/(Loss) Recognized in OCI (Effective Portion)		Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion)		Gain/(Loss) from Amounts Excluded from Effectiveness Testing
		Nine Months Ended March 31,
		2011	2010	2011	2010	2011	2010	2011	2010
Foreign exchange contracts	Cost of sales	$(65,423)	$8,505	$(10,106)	$(10,340)	$0	$0	$13	$0
Foreign exchange contracts	SG&A	0	0	0	2,016	(22)	0	765	(244)
Foreign exchange contracts	Other expense	0	0	0	0	0	0	0	(164)
Interest rate swap	Rent expense	123	(403)	(575)	(214)	(6)	17	0	0

Total cash flow hedges		$(65,292)	$8,102	$(10,681)	$(8,538)	$(28)	$17	$779	$(408)

The following table summarizes gains and losses from our derivative instruments that are not designated as hedging instruments for the three and nine months ended March 31, 2011 and 2010:

		Three Months Ended March 31,		Nine Months Ended March 31,
Derivative	Location of Derivative Gain/(Loss)	2011	2010	2011	2010
Foreign exchange contracts—forwards	Cost of sales	$588	$1,100	$(91)	$1,461
Foreign exchange contracts—forwards	Miscellaneous, net	(1,796)	0	(2,112)	0

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

The following table provides the fair value hierarchy for assets and liabilities measured on a recurring basis:

	Fair Value at March 31, 2011			Fair Value at June 30, 2010
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Short-term investments	$340,777	$0	$0	$0	$0	$0
Money market funds	17,500	0	0	17,340	0	0
Available-for-sale securities	1,831	0	0	1,555	0	0
Foreign exchange contracts	0	(34,993)	0	0	27,438	0
Interest rate swap	0	(1,139)	0	0	(1,838)	0

Total	$360,108	$(36,132)	$0	$18,895	$25,600	$0

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

The following table provides the fair value hierarchy for assets and liabilities measured on a non-recurring basis and the losses recorded during the periods presented:

	Fair Value at March 31, 2011			Fair Value at June 30, 2010			Total Losses for the Three Months Ended March 31,		Total Losses for the Nine Months Ended March 31,
Description of Assets	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	2011	2010	2011	2010
Equity method investments	$0	$0	$290	$0	$0	$2,108	$16	$0	$(1,818)	$(13,122)
Goodwill	0	0	116,366	0	0	105,922	0	0	0	(12,292)
Long-lived assets	0	0	0	0	0	2,706	0	0	0	(995)

Total	$0	$0	$116,656	$0	$0	$110,736	$(0)	$0	$(0)	$(26,409)

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

Note 14 – Restructuring Program

We announced a restructuring program in June 2006 designed to increase efficiency in our manufacturing, engineering and administrative organizations and expanded these activities from that time through the current period to improve our global footprint, cost structure, technology portfolio, human resources, and internal processes.

In fiscal year 2010, we announced the relocation of certain manufacturing activities from the United Kingdom to Hungary, a consolidation and optimization of our manufacturing capabilities in China and a reorganization of our portable navigation device (“PND”) business in Germany, which resulted in our exit of the PND distribution channel. During the nine months ended March 31, 2011, we announced the relocation of certain manufacturing activities from Washington, Missouri to Mexico, the outsourcing of certain manufacturing activities to third party suppliers and continued to refine and expand on activities launched in prior years.

For the three months ended March 31, 2011, we recorded $7.8 million for our restructuring programs, primarily within SG&A, of which $5.7 million was related to employee termination benefits. Cash paid for these and prior initiatives was $5.9 million. In addition, we have recorded $1.7 million of accelerated depreciation primarily within Cost of sales. For the three months ended March 31, 2010, we recorded $4.4 million for our restructuring program, primarily within SG&A, of which $4.0 million was related to employee termination benefits. Cash paid for these and prior initiatives was $8.8 million. In addition, we recorded $1.5 million of accelerated depreciation and inventory provisions primarily in Cost of sales in our Condensed Consolidated Statement of Operations.

For the nine months ended March 31, 2011, we recorded $9.7 million for our restructuring program, primarily within SG&A, of which $6.5 million was related to employee termination benefits. Cash paid for these and prior initiatives was $16.5 million. In addition, we have recorded $2.0 million of accelerated depreciation primarily within Cost of sales in our Condensed Consolidated Statement of Operations. For the nine months ended March 31, 2010, we recorded $9.0 million for our restructuring program, primarily within SG&A, of which $8.0 million was related to employee termination benefits. Cash paid for these and prior initiatives for the nine months ended March 31, 2010 was $38.0 million. In addition, we have recorded $4.7 million of accelerated depreciation and inventory provisions primarily in Cost of Sales in our Condensed Consolidated Statement of Operations. During the second quarter of fiscal 2010, our Automotive and Professional segments updated their severance accruals based on new estimates which took into account higher than originally anticipated natural attrition rates. As a result, these restructuring accruals were reduced by approximately $12.0 million to reflect these updated estimates which are included within expense in the tables below.

Below is a rollforward of our restructuring accrual for the nine months ended March 31, 2011 and 2010:

	Nine Months Ended March 31,
	2011	2010
Beginning accrued liability	$40,598	$76,871
Expense	9,666	8,993
Utilization(1)	(13,426)	(39,055)

Ending accrued liability	$36,838	$46,809

(1)	Includes cash payments and the effects of foreign currency translation.

Restructuring expenses by reporting segment are as follows and include accruals for new programs as noted above plus revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Automotive	$4,054	$1,434	$7,687	$3,588
Consumer	2,036	372	1,899	3,719
Professional	1,713	2,456	(206)	1,467
Other	20	113	286	219

Total	7,823	4,375	9,666	8,993

Accelerated depreciation and inventory provisions	1,716	1,541	2,049	4,693

Total	$9,539	$5,916	$11,715	$13,686

Note 15 – Retirement Benefits

Plan Descriptions

Retirement savings plan

We provide a Retirement Savings Plan for certain employees in the United States. Under the plan, employees may contribute up to 50 percent of their pretax compensation subject to certain limitations. Each business unit will make a safe harbor non-elective contribution in an amount equal to three percent of a participant’s eligible contribution. Each business unit may make a matching contribution of up to three percent (50 percent on the first six percent of an employee’s tax-deferred contribution) and, upon approval of our Board of Directors, a profit sharing contribution. Matching and profit sharing contributions vest at a rate of 25 percent for each year of service with the employer, beginning with the second year of service. Effective January 1, 2009, we suspended the matching and safe harbor non-elective contributions for these plans. Effective January 1, 2010, the employer matching contribution and the safe harbor non-elective contribution were reinstated. Approval for the profit sharing contribution is requested from our Board of Directors at the end of each fiscal year. Management has eliminated the profit sharing contribution as of December 28, 2010. No amount has been accrued for the profit sharing contribution for the three and nine months ended March 31, 2011.

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

The following table presents the components of net periodic benefit cost for the three and nine months ended March 31, 2011 and 2010:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Service cost	$635	$565	$1,876	$1,735
Interest cost	2,051	1,921	6,089	5,852
Expected return on plan assets	(54)	0	(163)	0
Amortization of prior service cost	352	352	1,055	1,055
Amortization of net loss	555	177	1,663	530

Net periodic benefit cost	$3,539	$3,015	$10,520	$9,172

During the three months ended March 31, 2011 and 2010, we made contributions of $2.0 million and $2.3 million, respectively, to the defined benefit pension plans which were paid to participants. During the nine months ended March 31, 2011 and 2010, we made contributions of $5.8 million and $6.2 million, respectively, to the defined benefit pension plans which were paid to participants. We expect to make approximately $2.0 million in contributions for the remainder of the fiscal year ending June 30, 2011.

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

Automotive

Our Automotive segment designs, manufactures and markets audio, electronic and infotainment systems for vehicle applications to be installed primarily as original equipment by automotive manufacturers. Our Automotive products are marketed worldwide under brand names including JBL®, Infinity®, Mark Levinson®, Harman/Kardon®, Logic 7® and Lexicon®. Our premium branded audio, video, navigation and infotainment systems are offered to automobile manufacturers through engineering and supply agreements.

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

Professional

Our Professional segment designs, manufactures and markets an extensive range of loudspeakers, power amplifiers, digital signal processors, microphones, headphones and mixing consoles used by audio professionals in concert halls, stadiums, airports, houses of worship and other public spaces. We also provide high-quality products to the sound reinforcement, music instrument support and broadcast and recording segments of the professional audio market. We offer complete systems solutions for professional installations and users around the world. Our Professional products are marketed globally under brand names including JBL Professional®, AKG, Crown®, Soundcraft®, Lexicon, Revel®, Mark Levinson, DigiTech®, dbx®, BSS®, Selenium and Studer®. On February 10, 2011, we acquired 3dB Research Limited (“3dB”), developer of music and signal processing technology. The results of 3dB are now included in our Professional segment. Refer to Note 21 – Acquisitions for further information.

Other

Our Other segment includes compensation, benefits and occupancy costs for corporate employees, net of reporting segment allocations, expenses associated with new technology innovation and our corporate brand identity campaign, as well as the results of operations of Aha Mobile (“Aha”) a provider of on-demand and location-based internet content services, which we acquired in September 2010. Refer to Note 21 – Acquisitions for further information.

The following table reports net sales and operating income/(loss) by each reporting segment for the three and nine months ended March 31, 2011 and 2010:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Net sales:
Automotive	$707,162	$629,676	$1,978,141	$1,840,668
Consumer	94,750	81,192	320,493	292,284
Professional	146,099	125,994	441,996	380,294
Other	185	149	593	466

Total	$948,196	$837,011	$2,741,223	$2,513,712

Operating income (loss):
Automotive	$55,801	$29,140	$148,221	$53,945
Consumer	(1,407)	(742)	9,952	5,710
Professional	19,259	14,912	67,528	52,319
Other	(20,006)	(16,426)	(61,489)	(51,949)

Total	$53,647	$26,884	$164,212	$60,025

Note 17 – Significant Customers

Presented below are the percentages of net sales to and net accounts receivables due from customers who represent ten percent or more of our net sales or net accounts receivable, as follows:

	Net Sales		Accounts Receivable, net
	Nine Months Ended March 31,		March 31,
	2011	2010	2011	2010
BMW	20%	18%	15%	13%
Audi/Volkswagen	15%	14%	13%	14%
Daimler AG	9%	9%	6%	10%
Other customers	56%	59%	66%	63%

Total	100%	100%	100%	100%

We anticipate that BMW, Audi/Volkswagen and Daimler AG will continue to account for a significant portion of our net sales and net accounts receivable for the foreseeable future. Our automotive customers are not obligated to any long-term purchase of our products.

Note 18 – Commitments and Contingencies

At March 31, 2011, we were subject to legal claims and litigation arising in the ordinary course of business, including the matters described below. The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial condition or results of operations.

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

The complaint alleged that the defendants omitted to disclose material adverse facts about Harman’s financial condition and business prospects. The complaint contended that had these facts not been concealed at the time the merger agreement with Kohlberg Kravis Roberts & Co. and Goldman Sachs Capital Partners was entered into, there would not have been a merger agreement, or it would have been at a much lower price, and the price of our common stock therefore would not have been artificially inflated during the Class Period. The Kim Plaintiff alleged that, following the reports that the proposed merger was not going to be completed, the price of our common stock declined, causing the plaintiff class significant losses.

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

Automotive Supply Arrangements

We have arrangements with our automotive customers to provide products that meet predetermined technical specifications and delivery dates. In the event that we do not satisfy the performance obligations under these arrangements, we may be required to indemnify the customer. We accrue for any loss that we expect to incur under these arrangements when that loss is probable and can be reasonably estimated. During the three months ended March 31, 2011 and 2010, we did not incur any costs relating to settlement of a claim associated with automotive supply arrangements. During the nine months ended March 31, 2011 and 2010, we incurred $4.7 million and $11.7 million, respectively, of costs relating to settlement of a claim associated with automotive supply arrangements. An inability to meet performance obligations on automotive platforms to be delivered in future periods could adversely affect our results of operations and financial condition in future periods.

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

The operations of the QNX Entities have been segregated from continuing operations and are reflected as discontinued operations in the three and nine months ended March 31, 2010 in our Condensed Consolidated Statement of Operations as follows:

	Three Months Ended March 31,	Nine Months Ended March 31,
	2010	2010
Net sales	$11,221	$29,376
Income from discontinued operations, net of income taxes	3,339	8,145
Diluted earnings per share from discontinued operations	0.05	0.12

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

On April 20, 2010, our subsidiary, innovative systems GmbH (“innovative”) entered into an asset purchase and business transfer agreement (the “Asset Purchase Agreement”) with Neusoft Technology Solutions GmbH (“Neusoft Technology”), which is a subsidiary of Neusoft for the sale of certain tangible assets located at innovative’s facility in Hamburg, Germany. This transaction closed on June 1, 2010. As part of the Asset Purchase Agreement, innovative and Neusoft Technology entered into a five-year agreement for engineering and software development services related to innovative’s vehicle navigation business (the “Services Agreement”). Under the terms of the Asset Purchase Agreement, innovative transferred at closing certain tangible assets and employment relationships to Neusoft Technology and received consideration of €6 million. Our subsidiary, Harman Becker Automotive Systems GmbH and Neusoft Europe AG, a subsidiary of Neusoft, are guarantors under the terms of the Asset Purchase Agreement and the Services Agreement. During the three months ended March 31, 2011 and 2010, we incurred total expenses of $8.3 and zero, respectively and during the nine months ended March 31, 2011 and 2010 we incurred $19.8 million and zero, respectively, for engineering and software development services with Neusoft Technology and Neusoft.

Note 21 – Acquisitions

On February 10, 2011 (the “3dB Acquisition Date”), we acquired all of the issued and outstanding shares of 3dB, a leading developer of music and signal processing technology, for a total purchase price of $3.0 million, which was subject to a working capital adjustment as of the 3dB Acquisition Date of $0.5 million. On the 3dB Acquisition Date, we paid $2.3 million in cash to the sellers, which consisted of 60 percent of the purchase price of $1.8 million plus a working capital adjustment of $0.5 million. The remainder of the purchase price of $1.2 million will be paid in three equal installments on the first, second and third anniversary dates of the 3dB Acquisition Date. The total cost of the acquisition was allocated to the assets acquired and the liabilities assumed, based on their estimated fair values. The excess of the purchase price over the net assets acquired was allocated to intangible assets. We incurred less than $0.1 million of transaction costs in connection with this acquisition, which are included in SG&A in our Condensed Consolidated Statement of Operations. The operating results of 3dB are not material to our financial statements.

On September 13, 2010 (the “Aha Acquisition Date”), we acquired Aha, a provider of on-demand mobile and location-based internet content services, for $1.8 million, which we paid in cash on the Aha Acquisition Date. The total cost of the acquisition was allocated to intangible assets, based on their estimated fair values. We incurred less than $0.1 million of transaction costs in connection with this acquisition, which are included in SG&A in our Condensed Consolidated Statement of Operations. The operating results of Aha are not material to our financial statements.

Note 22 – Sale of Intellectual Property

Effective February 15, 2011, we entered into an agreement with a third party pursuant to which we monetized certain intellectual property rights. Income of $16.2 million was recognized in connection with this transaction, which is included in the Condensed Consolidated Statement of Operations for the three and nine months ended March 31, 2011 under the caption Sale of intellectual property.

Note 23 – Investment in Joint Venture

In October 2005, we formed Harman Navis Inc., (“Harman Navis”), a joint venture located in Korea, to engage in the design and development of navigation systems for Asian markets. We evaluated the joint venture agreement and determined that the newly formed joint venture was a VIE requiring consolidation under the appropriate accounting guidance. We owned a 50 percent equity interest in the joint venture through December 2009. We are not obligated to fund any joint venture losses beyond our investment.

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

As a result of this transaction, we determined that we were no longer the primary beneficiary of the joint venture and therefore deconsolidated the joint venture in December 2009 and recorded an investment of $2.8 million in our Consolidated Balance Sheets at that time which is being accounted for under the equity method. Our remaining 25 percent equity interest was measured at fair value using a weighted application of the cost, market and income valuation techniques. The deconsolidation of Harman Navis resulted in an overall loss of $13.1 million which is included in our Consolidated Statement of Operations as loss on deconsolidation of variable interest entity for the nine months ended March 31, 2010. The loss resulted primarily from the difference between the fair value of the consideration received for the disposal of our equity interest and the net asset value of the joint venture that was deconsolidated.

In February 2011, Navis redeemed 15 percent of our equity interest in consideration for a payment of $6.0 million. The second installment of the guaranteed royalty of $6.0 million was also payable by us. Both the amount receivable from Navis and payable from us were equal and offsetting. This reduced our ownership interest to 10 percent, and we are now accounting for Navis under the cost method.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (our “2010 Form 10-K”). This discussion contains forward-looking statements which are based on our current expectations and experience and our perception of historical trends, current market conditions, including customer acceptance of our new products, current economic data, expected future developments, foreign currency exchange rates, and other factors that we believe are appropriate under the circumstances. These statements involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements. Unless otherwise indicated, “Harman,” “our company,” “we,” “our,” and “us” are used interchangeably to refer to Harman International Industries, Incorporated and its consolidated subsidiaries.

We begin our discussion with an executive overview of our company to give you an understanding of our business and the markets we serve. This is followed by a discussion of our critical accounting policies, and then by a discussion of our results of operations for the three and nine months ended March 31, 2011 and 2010. We include in this discussion an analysis of certain significant period-to-period variances in our Condensed Consolidated Statements of Operations and an analysis of our restructuring program. We also provide specific information regarding our four business segments: Automotive, Consumer, Professional and Other. We then discuss our financial condition at March 31, 2011 with a comparison to June 30, 2010. This section contains information regarding our liquidity, capital resources and cash flows from operating, investing and financing activities. We complete our discussion with an update on our outlook.

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

Critical Accounting Policies

For the three and nine months ended March 31, 2011, there were no significant changes to our critical accounting policies and estimates from those disclosed in the consolidated financial statements and the related notes included in our 2010 Form 10-K, except as described below.

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

Recently Issued Accounting Standards

Intangibles, Goodwill and Other: In December 2010, the FASB issued ASU 2010-28, “Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The new guidance requires that reporting units with zero or negative carrying amounts perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The new guidance is effective for us for fiscal years beginning after December 15, 2010. We will adopt the provisions of this new guidance on July 1, 2011. We do not expect the adoption of the new provisions to have any impact on our financial condition or results of operations.

Business Combinations: In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): “Disclosure of Supplementary Pro Forma Information for Business Combinations.” The new guidance specifies that when comparative financial statements are presented, the revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The new guidance applies prospectively to us for business combinations which occur on or after July 1, 2011. Early adoption is permitted. The impact of these new provisions on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate in the future.

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

Results of Operations

Net Sales

Net sales for the three months ended March 31, 2011 were $948.2 million compared to $837.0 million in the same period in the prior year, an increase of 13.3 percent, or 13.4 percent excluding foreign currency translation. Net sales increased in all of our segments compared to the same period in the prior year. The increase in overall net sales was primarily in our Automotive segment due to new infotainment business awards with European automobile manufacturers resulting from the launch of new platforms and overall production recovery. The increases in net sales in our Professional and Consumer segments were primarily due to increased market share in Latin America, aided by Selenium, a company we acquired in June 2010 and whose results were not included in the same period in the prior year, as well as improvements in overall market conditions, specifically within our loudspeaker, digital signal processing, mixing and microphone/headphone business units. These increases were partially offset by unfavorable foreign currency translation of $0.8 million.

Net sales for the nine months ended March 31, 2011 were $2.741 billion, compared to net sales of $2.514 billion in the same period in the prior year, an increase of 9.1 percent, or 13.1 percent excluding foreign currency translation. Net sales increased in all of our segments compared to the same period in the prior year. The increase in overall net sales was primarily in our Automotive segment due to new infotainment business awards with European automobile manufacturers, resulting from the launch of new platforms and overall production recovery, as well as the ramp-up of new infotainment business, partially offset by the exit of the personal navigation device business (“PND”) in January 2010, which contributed approximately $61.0 million of net sales in the same period in the prior year. The increases in net sales in our Professional and Consumer segments were primarily due to increased market share in Latin America, aided by Selenium, as well as improvements in overall market conditions, specifically within our loudspeaker, digital signal processing, mixing and microphone/headphone business units. These increases were partially offset by unfavorable foreign currency translation of $89.1 million.

In January 2010, we reorganized our PND business and entered into a trademark license agreement under which we exited the PND distribution channel. Under the terms of the agreement, a third party was permitted to sell our PND inventory over a period of six months ending in June 2010. Thereafter, we are entitled to receive 50 percent of the profits from the sale of PNDs by the third party for the first five years. Subsequent to this, we will receive a royalty based on sales of PNDs for the remainder of the term of the agreement which can be extended for up to 20 years.

A summary of our net sales by business segment is presented below:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2011	%	2010	%	2011	%	2010	%
Net sales:
Automotive	$707,162	75%	$629,676	75%	$1,978,141	72%	$1,840,668	73%
Consumer	94,750	10%	81,192	10%	320,493	12%	292,284	12%
Professional	146,099	15%	125,994	15%	441,996	16%	380,294	15%
Other	185	—	149	—	593	0%	466	—

Total	$948,196	100%	$837,011	100%	$2,741,223	100%	$2,513,712	100%

Automotive – Net sales for the three months ended March 31, 2011 increased $77.5 million or 12.3 percent compared to the same period in the prior year, and increased 12.6 percent excluding foreign currency translation. The increase in net sales was due to new infotainment business awards with European automobile manufacturers resulting from the launch of new platforms and overall production recovery, partially offset by the exit of the PND business, which contributed approximately $5.0 million of net sales in the same period in the prior year and unfavorable foreign currency translation of $1.7 million.

Net sales for the nine months ended March 31, 2011 increased $137.5 million or 7.5 percent compared to the same period in the prior year, and increased 12.1 percent excluding foreign currency translation. The increase in net sales was primarily due to new infotainment business awards with European automobile manufacturers and overall production recovery, partially offset by unfavorable foreign currency translation of $76.6 million and the exit of the PND business which contributed approximately $61.0 million of net sales in the same period in the prior year.

Consumer – Net sales for the three months ended March 31, 2011 increased $13.6 million, or 16.7 percent, compared to the same period in the prior year, and increased 17.0 percent excluding foreign currency translation. The increase in net sales was primarily due to increased market share in Latin America, aided by $11.0 million of Selenium net sales, and improvements in overall market conditions, partially offset by unfavorable foreign currency translation of $0.2 million.

Net sales for the nine months ended March 31, 2011 increased $28.2 million, or 9.7 percent, compared to the same period in the prior year, and increased 14.1 percent excluding foreign currency translation. The increase in net sales was primarily due to increased market share in Latin America, aided by $31.9 million of Selenium net sales, and improvements in overall market conditions, partially offset by unfavorable foreign currency translation of $11.5 million.

Professional – Net sales for the three months ended March 31, 2011 increased $20.1 million or 16.0 percent compared to the same period in the prior year, and increased 14.9 percent excluding foreign currency translation. The increase in net sales was primarily due to increased market share in Latin America, aided by $10.2 million of Selenium net sales, improvements in overall market conditions, specifically within our loudspeaker, digital signal processing, mixing and microphone/headphone business units and favorable foreign currency translation of $1.1 million.

Net sales for the nine months ended March 31, 2011 increased by $61.7 million, or 16.2 percent compared to the same period in the prior year, and increased 16.5 percent excluding foreign currency translation. The increase in net sales was primarily due to increased market share in Latin America, aided by $30.5 million of Selenium net sales and improvements in overall market conditions, specifically within our loudspeaker, digital signal processing, mixing and microphone/headphone business units, partially offset by unfavorable foreign currency translation of $1.0 million.

Gross Profit

Gross profit as a percentage of net sales increased 0.2 percentage point to 26.2 percent for the three months ended March 31, 2011 compared to 26.0 percent of net sales in the same period in the prior year. The slight increase in gross profit as a percentage of net sales was in all of our segments due to higher sales volumes, the inclusion of Selenium and savings achieved from our STEP Change cost reduction program (“STEP Change”), partially offset by slightly higher restructuring charges.

Gross profit as a percentage of net sales increased 0.8 percentage point to 27.1 percent for the nine months ended March 31, 2011 compared to 26.3 percent of net sales in the same period in the prior year. The increase in gross profit as a percentage of net sales was in all of our segments and was primarily due to improved leverage of fixed overhead costs due to higher sales volumes, Selenium, savings achieved resulting from our STEP Change program and lower restructuring charges.

A summary of our gross profit by business segment is presented below:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2011	Percentage of Net Sales	2010	Percentage of Net Sales	2011	Percentage of Net Sales	2010	Percentage of Net Sales
Gross profit:
Automotive	$163,854	23.2%	$145,085	23.0%	$470,449	23.8%	$438,506	23.8%
Consumer	26,207	27.7%	22,386	27.6%	92,791	29.0%	79,651	27.3%
Professional	58,574	40.1%	50,226	39.9%	178,287	40.3%	147,480	38.8%
Other	190	—	(65)	—	609	—	(4,143)	—

Total	$248,825	26.2%	$217,632	26.0%	$742,136	27.1%	$661,494	26.3%

Automotive – Gross profit as a percentage of net sales increased 0.1 percentage points to 23.2 percent for the three months ended March 31, 2011 compared to the same period in the prior year. The slight increase in gross profit as a percentage of net sales was primarily due to improved leverage of fixed costs and savings achieved through our STEP Change program initiatives, partially offset by slightly higher restructuring charges.

Gross profit as a percentage of net sales was flat at 23.8 percent for the nine months ended March 31, 2011 compared to the same period in the prior year, due to improved leverage of fixed costs and savings achieved through our STEP Change program initiatives.

Consumer – Gross profit as a percentage of net sales increased 0.1 percentage points to 27.7 percent for the three months ended March 31, 2011 compared to the same period in the prior year. The slight increase in gross profit as a percentage of net sales was aided by Selenium and savings achieved through our STEP Change program initiatives.

Gross profit as a percentage of net sales increased 1.7 percentage points to 29.0 percent for the nine months ended March 31, 2011 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was aided by Selenium, improved leverage of fixed costs and savings achieved through our STEP Change program initiatives.

Professional – Gross profit as a percentage of net sales increased 0.2 percentage points to 40.1 percent for the three months ended March 31, 2011 compared to the same period in the prior year. The slight increase in gross profit as a percentage of net sales was primarily due to lower restructuring charges and savings achieved through our STEP Change program initiatives.

Gross profit as a percentage of net sales increased 1.5 percentage points to 40.3 percent for the nine months ended March 31, 2011 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was primarily due to favorable product mix shift, lower restructuring charges, savings achieved through our STEP Change program initiatives and new product introductions.

Other – Other gross profit improved by $0.3 million in the three months ended March 31, 2011 compared to the same period in the prior year. Other gross profit improved by $4.8 million in the nine months ended March 31, 2011 compared to the same period in the prior year. The improvement in both periods was primarily due to vacant facility costs retained at corporate in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $211.4 million for the three months ended March 31, 2011 compared to $190.8 million in the same period in the prior year, an increase of $20.6 million. As a percentage of net sales, SG&A decreased 0.6 percentage points in the three months ended March 31, 2011 compared to the same period in the prior year. The increase in SG&A was primarily due to higher overall selling and marketing expenses, SG&A attributable to Selenium and a $2.7 million increase in charges for claims related to automotive supply arrangements.

SG&A was $594.1 million for the nine months ended March 31, 2011 compared to $576.1 million in the same period in the prior year, an increase of $18.0 million. As a percentage of net sales, SG&A decreased 1.2 percentage points in the nine months ended March 31, 2011 compared to the same period in the prior year. The increase in SG&A was primarily due to higher overall selling and marketing expenses and SG&A attributable to Selenium. These increases were partially offset by an overall net decrease in research and development expenses (“R&D”) of $17.8 million, favorable currency of $11.1 million and a $4.3 million decrease in charges for claims related to automotive supply arrangements.

A summary of SG&A by business segment is presented below:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2011	Percentage of Net Sales	2010	Percentage of Net Sales	2011	Percentage of Net Sales	2010	Percentage of Net Sales
SG&A:
Automotive	$124,237	17.6%	$115,946	18.4%	$338,411	17.1%	$359,117	19.5%
Consumer	27,614	29.1%	23,128	28.5%	82,840	25.8%	73,941	25.3%
Professional	39,316	26.9%	35,314	28.0%	110,760	25.1%	95,160	25.0%
Other	20,195	—	16,360	—	62,097	—	47,837	—

Total	$211,362	22.2%	$190,748	22.8%	$594,108	21.7%	$576,055	22.9%

Automotive – SG&A increased $8.3 million to $124.2 million for the three months ended March 31, 2011 compared to the same period in the prior year. The increase in SG&A was primarily due to higher general and administrative expenses and a $2.7 million increase in charges for claims related to automotive supply arrangements, partially offset by lower R&D of $3.2 million, due to higher net reimbursements of $7.3 million and higher gross spending of $4.1 million. As percentage of net sales, SG&A decreased 0.8 percentage points to 17.6 percent for the three months ended March 31, 2011 compared to the same period in the prior year. R&D, net of reimbursements, decreased $3.2 million to $62.6 million, or 8.9 percent of net sales for the three months ended March 31, 2011 compared to $65.8 million, or 10.4 percent of net sales in the same period in the prior year.

SG&A decreased $20.7 million to $338.4 million for the nine months ended March 31, 2011, compared to the same period in the prior year. The decrease in SG&A was primarily due to a net decrease in R&D of $27.5 million, favorable foreign currency translation of $9.0 million and a $4.3 million decline in charges related to automotive supply arrangements, partially offset by higher general and administrative expenses. The decrease in R&D was due to higher net reimbursements of $24.8 million and lower gross spending of $2.7 million. As a percentage of net sales, SG&A decreased 2.4 percentage points to 17.1 percent for the nine months ended March 31, 2011 compared to the same period in the prior year. R&D, net of R&D reimbursements, decreased $27.5 million to $170.6 million, or 8.6 percent of net sales, for the nine months ended March 31, 2011 compared to $198.2 million, or 10.8 percent of net sales, in the same period in the prior year.

Consumer – SG&A increased $4.5 million to $27.6 million for the three months ended March 31, 2011, compared to the same period in the prior year, primarily due to SG&A attributable to Selenium and increases in marketing activities. As a percentage of net sales, SG&A increased 0.6 percentage point to 29.1 percent for the three months ended March 31, 2011 compared to the same period in the prior year. R&D decreased $0.9 million to $3.3 million or 3.5 percent of net sales for the three months ended March 31, 2011 compared to $4.2 million or 5.2 percent of net sales in the same period in the prior year.

SG&A increased $8.9 million to $82.8 million for the nine months ended March 31, 2011, compared to the same period in the prior year, primarily due to SG&A attributable to Selenium and increases in marketing activities, partially offset by favorable foreign currency translation of $1.7 million. As a percentage of net sales, SG&A increased 0.5 percentage points to 25.8 percent for the nine months ended March 31, 2011 compared to the same period in the prior year. R&D increased $0.4 million to $11.9 million, or 3.7 percent of net sales for the nine months ended March 31, 2011 compared to $11.5 million or 3.9 percent of net sales in the same period in the prior year.

Professional – SG&A increased $4.0 million to $39.3 million for the three months ended March 31, 2011, compared to the same period in the prior year, primarily due to higher SG&A attributable to Selenium, higher selling expenses and unfavorable foreign currency translation. As a percentage of net sales, SG&A decreased 1.1 percentage points to 26.9 percent for the three months ended March 31, 2011 compared to the same period in the prior year. R&D increased $0.4 million to $9.4 million, or 6.5 percent of net sales for the three months ended March 31, 2011 compared to $9.0 million or 7.1 percent of net sales in the same period in the prior year.

SG&A increased $15.6 million to $110.8 million for the nine months ended March 31, 2011, compared to the same period in the prior year, primarily due to higher SG&A attributable to Selenium, higher selling expenses, higher R&D and favorable foreign currency translation. As a percentage of net sales, SG&A increased 0.1 percentage point to 25.1 percent for the nine months ended March 31, 2011 compared to the same period in the prior year. R&D increased $3.1 million to $29.2 million or 6.6 percent of net sales for the nine months ended March 31, 2011, compared to $26.1 million or 6.9 percent of net sales in the same period in the prior year.

Other – Other SG&A includes compensation, benefit and occupancy costs for corporate employees, new technology innovation and expenses associated with our corporate brand identity campaign. Other SG&A increased $3.8 million to $20.2 million for the three months ended March 31, 2011 compared to the same period in the prior year, primarily due to higher R&D associated with corporate technology and Aha, a company we acquired in September 2010, higher advertising expenses and higher corporate development expenses.

Other SG&A increased $14.3 million to $62.1 million for the nine months ended March 31, 2011, compared to the same period in the prior year, primarily due to higher R&D associated with corporate technology and Aha, higher advertising expenses and higher corporate development expenses.

Restructuring

We announced a restructuring program in June 2006 designed to increase efficiency in our manufacturing, engineering and administrative organizations and expanded these activities from that time through the current period to improve our global footprint, cost structure, technology portfolio, human resources, and internal processes.

In fiscal year 2010, we announced the relocation of certain manufacturing activities from the United Kingdom to Hungary, a consolidation and optimization of our manufacturing capabilities in China and a reorganization of our PND business in Germany, which resulted in our exit of the PND distribution channel. During the nine months ended March 31, 2011, we announced the relocation of certain manufacturing activities from Washington, Missouri to Mexico, the outsourcing of certain manufacturing activities to third party suppliers and continued to refine and expand on activities launched in prior years.

For the three months ended March 31, 2011, we recorded $7.8 million for our restructuring programs, primarily within SG&A, of which $5.7 million was related to employee termination benefits. Cash paid for these and prior initiatives was $5.9 million. In addition, we have recorded $1.7 million of accelerated depreciation primarily within Cost of sales. For the three months ended March 31, 2010, we recorded $4.4 million for our restructuring program, primarily within SG&A, of which $4.0 million was related to employee termination benefits. Cash paid for these and prior initiatives was $8.8 million. In addition, we recorded $1.5 million of accelerated depreciation and inventory provisions primarily in Cost of sales in our Condensed Consolidated Statement of Operations.

For the nine months ended March 31, 2011, we recorded $9.7 million for our restructuring program, primarily within SG&A, of which $6.5 million was related to employee termination benefits. Cash paid for these and prior initiatives was $16.5 million. In addition, we have recorded $2.0 million of accelerated depreciation primarily within Cost of sales in our Condensed Consolidated Statement of Operations. For the nine months ended March 31, 2010, we recorded $9.0 million for our restructuring program, primarily within SG&A, of which $8.0 million was related to employee termination benefits. Cash paid for these and prior initiatives for the nine months ended March 31, 2010 was $38.0 million. In addition, we have recorded $4.7 million of accelerated depreciation and inventory provisions primarily in Cost of Sales in our Condensed Consolidated Statement of Operations. During the second quarter of 2010, our Automotive and Professional segments updated their severance accruals based on new estimates which took into account higher than originally anticipated natural attrition rates. As a result, these restructuring accruals were reduced by approximately $12.0 million to reflect these updated estimates which are included within expense in the tables below.

Below is a rollforward of our restructuring accrual for the nine months ended March 31, 2011 and 2010:

	Nine Months Ended March 31,
	2011	2010
Beginning accrued liability	$40,598	$76,871
Expense	9,666	8,993
Utilization(1)	(13,426)	(39,055)

Ending accrued liability	$36,838	$46,809

(1)	Includes cash payments and the effects of foreign currency translation.

Restructuring expenses by reporting segment are as follows and include accruals for new programs as noted above plus revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Automotive	$4,054	$1,434	$7,687	$3,588
Consumer	2,036	372	1,899	3,719
Professional	1,713	2,456	(206)	1,467
Other	20	113	286	219

Total	7,823	4,375	9,666	8,993

Accelerated depreciation and inventory provisions	1,716	1,541	2,049	4,693

Total	$9,539	$5,916	$11,715	$13,686

Sale of Intellectual Property

Effective February 15, 2011, we entered into an agreement with a third party pursuant to which we monetized certain intellectual property rights. Income of $16.2 million was recognized in connection with this transaction, which is included in the Condensed Consolidated Statement of Operations for the three and nine months ended March 31, 2011 under the caption Sale of intellectual property.

Loss on Deconsolidation of Variable Interest Entity

In December 2009, we determined that we were no longer the primary beneficiary of a joint venture which was considered a variable interest entity and previously required consolidation. Since we were no longer the primary beneficiary, in December 2009 we deconsolidated the Harman Navis, Inc. joint venture which resulted in an overall loss of $13.1 million which is included in our Condensed Consolidated Statement of Operations as loss on deconsolidation of variable interest entity for the nine months ended March 31, 2010. The loss resulted primarily from the difference between the fair value of the consideration received for the disposal of our equity interest and the net asset value of the joint venture that was deconsolidated.

Goodwill

We test for impairment at the reporting unit level on an annual basis as of April 30th of every year and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The impairment test for goodwill is a two-step process. The first step compares the fair value of each reporting unit to its carrying value, with the fair value of each reporting unit determined using established valuation techniques, specifically the market and income approaches. Should the results of the first step indicate that the fair value of a reporting unit is less than its carrying value, the second step of this test is conducted wherein the amount of any impairment is determined by comparing the implied fair value of goodwill in a reporting unit to the recorded amount of goodwill for that reporting unit. The implied fair value of goodwill is calculated as the excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities. Should the fair value of the goodwill so calculated be less than the carrying value, an impairment charge is recognized. The annual goodwill impairment test conducted as of April 30, 2010 indicated that the fair value of each reporting unit was substantially in excess of its carrying value and, as such, no impairment was deemed to exist and therefore we did not recognize any goodwill impairment charges in the three and nine months ended March 31, 2011.

Our annual goodwill impairment test conducted in April 2009 indicated that no goodwill was supportable in our Automotive segment. In the first half of fiscal year 2010, we recorded additional goodwill of $12.3 million associated with contingent purchase price arrangements from acquisitions in prior years and subsequently impaired $12.3 million of goodwill in the same reporting period. As a result, during the three and nine months ended March 31, 2010 we recognized zero and $12.3 million, respectively, of goodwill impairment in our Condensed Consolidated Statements of Operations.

We performed a preliminary goodwill impairment test as of March 31, 2010, as a result of sustained improvements in the operating results of our Automotive business due to improvements in economic conditions and realized savings resulting from our cost cutting initiatives. This goodwill impairment test demonstrated that the calculated fair value of our reporting units exceeded their respective carrying values and therefore no impairment existed in Automotive and our other reporting units. As a result, no further goodwill impairment charges associated with the incremental goodwill were recorded that were related to the contingent purchase price arrangements. During the three months ended March 31, 2010, we recorded $3.1 million of goodwill associated with a contingent purchase price arrangement in our Automotive segment.

Operating Income

Operating income for the three months ended March 31, 2011 was $53.6 million or 5.7 percent of net sales compared to operating income of $26.9 million, or 3.2 percent of net sales, in the same period in the prior year. Operating income for the nine months ended March 31, 2011 was $164.2 million or 6.0 percent of net sales compared to operating income of $60.0 million, or 2.4 percent of net sales, in the same period in the prior year. The increase in operating income was primarily due to higher gross profit in the three and nine months ended March 31, 2011 compared to the same periods in the prior year, the monetization of certain intellectual property rights and higher reimbursements for R&D in the current year, net of the prior year charges for goodwill impairment and loss on deconsolidation of a variable interest entity.

Interest Expense, Net

Interest expense, net, was $5.3 million for the three months ended March 31, 2011 compared to $5.8 million for the same period in the prior year. Interest expense, net, for the three months ended March 31, 2011 included interest income of $2.1 million and $7.4 million of interest expense, of which $2.9 million was cash interest and $4.5 million was non cash interest associated with the amortization of the debt discount on our 1.25 percent convertible senior notes (the “Convertible Senior Notes”) and amortization of debt issuance costs on the Convertible Senior Notes and our revolving credit facility. Refer to the heading “New Revolving Credit Facility” below for further information on our new revolving credit facility. Interest expense, net, for the three months ended March 31, 2010 included interest income of $0.9 million and $6.7 million of interest expense, of which $2.4 million was cash interest and $4.3 million was non cash interest associated with the amortization of the debt discount on the Convertible Senior Notes and amortization of debt issuance costs on the Convertible Senior Notes and our revolving credit facility.

Interest expense, net, was $17.2 million for the nine months ended March 31, 2011 compared to $24.0 million in the same period in the prior year. Interest expense, net, for the nine months ended March 31, 2011 included interest income of $7.2 million and $24.4 million of interest expense, of which $7.1 million was cash interest and $17.3 million was non cash interest associated with the amortization of the debt discount on the Convertible Senior Notes and amortization of debt issuance costs on the Convertible Senior Notes and our revolving credit facility. Interest expense, net, for the nine months ended March 31, 2010 included interest income of $2.5 million and $26.5 million of interest expense, of which $13.4 million was cash interest and $13.1 million was non cash interest associated with the amortization of the debt discount on the Convertible Senior Notes and amortization of debt issuance costs on the Convertible Senior Notes and our revolving credit facility.

Miscellaneous, Net

Net miscellaneous expenses were $1.5 million and $1.6 million for the three months ended March 31, 2011 and 2010, respectively. Net miscellaneous expenses were $5.4 million and $3.7 million for the nine months ended March 31, 2011 and 2010, respectively. For each three and nine month period, miscellaneous expenses were primarily comprised of bank charges.

Income Tax Expense, Net

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income. Income tax expense for the three months ended March 31, 2011 was $10.3 million, compared to $4.6 million in the same period in the prior year. The effective tax rate for the three months ended March 31, 2011 was 22.0 percent, compared to 23.7 percent for the same period in the prior year. The change in the effective tax rate for the three months ended March 31, 2011 compared to the same period in the prior year was primarily due to the retroactive reinstatement of the U.S. research and experimental tax credit, the U.S. domestic manufacturer’s deduction that was not available in the three months ended March 31, 2010, higher income in foreign jurisdictions that is subject to tax below the statutory rate and U.S. foreign tax credits.

Income tax expense for the nine months ended March 31, 2011 was $24.6 million, compared to $10.3 million in the same period in the prior year. The effective tax rate for the nine months ended March 31, 2011 was 17.4 percent, compared to 31.9 percent in the same period in the prior year. The change in the effective tax rate for the nine months ended March 31, 2011 compared to the same period in the prior year was primarily due to the retroactive reinstatement of the U.S. research and experimental tax credit, the U.S. domestic manufacturer’s deduction that was not available in the nine months ended March 31, 2010, higher income in foreign jurisdictions that is subject to tax below the statutory rate and U.S. foreign tax credits.

As of March 31, 2011, we have net deferred tax assets of $274.0 million primarily consisting of deferred deductions, research and development credits, and foreign tax credits. We have evaluated all available evidence, both positive and negative, and based on the weight of all available evidence we continue to believe that our deferred tax assets are fairly reflected in our Condensed Consolidated Balance Sheets. If the results of our operations do not meet our current expectations, our deferred tax assets may become impaired.

As of March 31, 2011, unrecognized tax benefits and the related interest were $29.9 million and $0.9 million, respectively, of which $28.9 million would affect the tax rate if recognized. During the three and nine months ended March 31, 2011, we recorded tax reserves on uncertain tax positions in the amount of $3.3 million and $8.8 million, respectively. During the three and nine months ended March 31, 2011, we recorded a benefit related to the reduction of interest expense on uncertain tax positions of $1.3 million and $1.1 million, respectively.

Financial Condition

Liquidity and Capital Resources

We primarily finance our working capital requirements through cash generated by operations, borrowings under our revolving credit facility and trade credit. Cash and cash equivalents were $426.7 million at March 31, 2011 compared to $645.6 million at June 30, 2010. During the nine months ended March 31, 2011, our cash and cash equivalent balance decreased $218.9 million. The decrease in cash was primarily due to $340.8 million of investments in short-term investments, consisting of time deposits and treasury bills, which have maturities of greater than three months but less than a year, and earn higher interest rates than investments with maturities of less than three months. We also used cash to make investments in our manufacturing facilities, fund product development and meet the working capital needs of our business segments.

We will continue to have cash requirements to support seasonal working capital needs, investments in our manufacturing facilities, including major investments related to manufacturing and research facilities in China, interest and principal payments and restructuring payments. We intend to use cash on hand and cash generated by operations to meet these requirements.

Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and maintain access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors beyond our control. We believe that our cash on hand of $426.7 million and our short-term investments of $340.8 million as of March 31, 2011, our operating cash flows and our availability of $543.2 million under our revolving credit facility will be adequate to meet our cash requirements for operations, necessary capital expenditures, potential acquisitions and restructuring payments over the next 12 months. Below is a more detailed discussion of our cash flow activities for the nine months ended March 31, 2011.

Operating Activities

For the nine months ended March 31, 2011, our net cash provided by operations was $135.0 million compared to net cash provided by operations of $105.6 million in the same period in the prior year. The increase in operating cash flows compared to the same period in the prior year was primarily due to higher operating income, lower payments to vendors for accounts payable, lower warranty and income tax payments, which were partially offset by increases in inventory purchases in anticipation of future sales and lower collections of accounts receivable. At March 31, 2011, working capital, excluding cash short-term investments, and short-term debt, was $258.9 million, compared with $178.9 million at June 30, 2010. The increase was primarily due to higher receivable and inventory balances, partially offset by higher accounts payable, accrued warranties and accrued liabilities.

Investing Activities

Net cash used in investing activities was $405.1 million for the nine months ended March 31, 2011, compared to $162.0 million used by investing activities in the same period in the prior year. The increase in net cash used in investing activities compared to the same period in the prior year was primarily due to an increase of $217.0 million of investments in short-term investments, consisting of time deposits, and treasury bills, bonds and commercial paper with original maturities of greater than three months and less than one year. Capital expenditures for the nine months ended March 31, 2011 were $64.2 million, in support of new automotive awards, compared to $27.1 million for the same period in the prior year. Capital spending was higher due to expansion of production capacity, increases in information technology related programs and product improvement programs. In February 2011 we completed the acquisition of 3dB Research Limited for a total purchase price of $3.0 million, plus a working capital adjustment of $0.5 million, of which $2.3 million was paid in the nine months ended March 31, 2011. In September 2010, we completed the acquisition of Aha Mobile for $1.8 million. Refer to Note 21 – Acquisitions in the Notes to the Condensed Consolidated Financial Statements for further information. We expect that our run rate for capital expenditures will continue to increase during fiscal year 2011.

Financing Activities

Net cash used in financing activities was $7.9 million in the nine months ended March 31, 2011, compared to $223.4 million used by financing activities in the same period in the prior year. The decrease in cash used was primarily due to a decrease in borrowings under the revolving credit facility short-term borrowings of $228.9 million and debt issuance costs of $7.0 million.

Our total debt at March 31, 2011 was $403.5 million or $378.0 million, net of discount, primarily comprised of $400.0 million of the Convertible Senior Notes which are shown net of a discount of $25.5 million in our Condensed Consolidated Balance Sheet at March 31, 2011, due to the accounting guidance which is more fully described in Note 8—Debt, in the Notes to the Condensed Consolidated Financial Statements. Also included in total debt are short-term borrowings of $2.1 million and capital leases and other borrowings of $1.4 million.

New Revolving Credit Facility

On December 1, 2010, we and one of our wholly-owned subsidiaries, Harman Holding Gmbh & Co. KG (“Harman KG”) , entered into a multi-currency credit agreement (the “Credit Agreement”) with a group of banks. The Credit Agreement provides for a five-year secured revolving credit facility which expires on December 1, 2015 (the “Revolving Credit Facility”) in the amount of $550 million (the “Aggregate Commitment”), of which up to $60 million will be available for letters of credit. Subject to certain conditions set forth in the Credit Agreement, the Aggregate Commitment may be increased up to a maximum aggregate amount of $700 million.

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

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including failure to make timely payments, breaches of representations or covenants, or a change in control of our company, as defined in the Credit Agreement.

At March 31, 2011, we had no borrowings under the Credit Agreement and had outstanding letters of credit of $6.8 million. Unused available credit under the Credit Agreement was $543.2 million at March 31, 2011. In connection with the Credit Agreement we incurred $7.0 million in fees and other expenses which have been capitalized within Other assets in our Condensed Consolidated

Balance Sheet. These costs will be amortized over the term of the Credit Agreement on a straight-line basis. In addition, we wrote off $0.7 million of debt issuance costs, associated with the 2009 Credit Agreement, which represented the portion of these costs that were attributed to the 2009 Credit Agreement.

If we do not meet the forecast in our budgets, we could violate our debt covenants and, absent a waiver from our lenders or an amendment to our Credit Agreement, we could be in default under the Credit Agreement. As a result, our debt under the Credit Agreement could become due, which would have a material adverse effect on our financial condition and results of operations. A default under the Credit Agreement could also lead to an event of default under the indenture governing the Convertible Senior Notes (the “Indenture”), as amended, and the acceleration of the Convertible Senior Notes. As of March 31, 2011, we were in compliance with all the financial covenants of the Credit Agreement. We believe we will be in compliance with these covenants for at least the next 12 months.

Guarantee and Collateral Agreement

In connection with the Credit Agreement, we and Harman KG entered into a guarantee and collateral agreement (the “Guarantee and Collateral Agreement”) which provides, among other things, that the obligations under the Credit Agreement are guaranteed by us and each of the subsidiary guarantors party thereto, and that the obligations generally are secured by liens on substantially all of our assets and certain of our subsidiary guarantors’ assets.

The term of the Guarantee and Collateral Agreement corresponds with the term of the Credit Agreement, which matures on December 1, 2015. Under the terms of this Guarantee and Collateral Agreement, we have effectively guaranteed the payment of the full amount of borrowings under the Credit Agreement, including outstanding letters of credit, upon maturity. The potential amount of future payments that we would be required to pay under the Guarantee and Collateral Agreement is the amount that we have borrowed under the Credit Agreement, including outstanding letters of credit. At March 31, 2011, we had no borrowings under the Credit Agreement and had outstanding letters of credit of $6.8 million.

Convertible Senior Notes

We had $400 million of Convertible Senior Notes outstanding at March 31, 2011 and June 30, 2010 which are more fully described in Note 8 – Debt in the Notes to the Condensed Consolidated Financial Statements.

The Indenture contains covenants, one of which requires us to calculate the ratio of Consolidated Total Debt to Consolidated EBITDA, as defined in the Indenture, each time we incur additional indebtedness, for the most recently ended four quarter period (the “Incurrence of Debt Covenant”). On January 12, 2010, we entered into a supplemental indenture to the Indenture (the “Supplemental Indenture”) which amended the Incurrence of Debt Covenant. Under the Supplemental Indenture, we were permitted to, without complying with the ratio of Consolidated Total Debt to Consolidated EBITDA of 3.25 to 1.00: (a) incur revolving extensions of credit under the 2009 Credit Agreement, up to a maximum amount of $231.6 million, and (b) incur additional indebtedness, subject to a requirement to make a pro rata offer to purchase a principal face amount of the Convertible Senior Notes equal to 50 percent of the aggregate amount of such indebtedness so incurred, plus accrued and unpaid interest thereon. The Incurrence of Debt Covenant lapsed on October 23, 2010, and was no longer applicable to us after this date. At March 31, 2011, we were in compliance with all covenants under the Indenture, as amended, and we believe that we will be in compliance with these covenants for at least the next 12 months.

Equity

Total shareholders’ equity at March 31, 2011 was $1.353 billion compared with $1.135 billion at June 30, 2010. The increase is primarily due to favorable foreign currency translation and net income, partially offset by unrealized losses on hedging. There were no shares of our common stock repurchased during the nine months ended March 31, 2011.

Off-Balance Sheet Arrangements

Although we rarely utilize off-balance sheet arrangements in our operations, we enter into operating leases for land, buildings and equipment in the normal course of business which are not included in our Condensed Consolidated Balance Sheets. In addition, we had outstanding letters of credit of $6.8 million at March 31, 2011 and $6.6 million at June 30, 2010 that were not included in our Condensed Consolidated Balance Sheets.

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

We have achieved our goal of $400 million in our STEP change cost savings program, announced in February 2008. This early decision enabled us to overcome the global economic downturn and return to profitability faster than the industry. We believe this developed a culture of efficiency which will enable us to remain competitive.

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

Interest Rate Sensitivity/Risk

At March 31, 2011, interest on approximately 99 percent of our borrowings was determined on a fixed rate basis. The interest rates on the balance of our debt are subject to changes in U.S. and European short-term interest rates. To assess exposure to interest rate changes, we have performed a sensitivity analysis assuming a hypothetical 100 basis point increase or decrease in interest rates across all outstanding debt and investments. Our analysis indicates that the effect on net income for the nine months ended March 31, 2011 of such an increase or decrease in interest rates would be approximately $1.5 million.

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

Over half of our sales are denominated in Euros. The fluctuation in currency exchange rates, specifically the Euro versus the U.S. Dollar, had a significant impact on earnings for the nine months ended March 31, 2011 compared to the same prior year period due to the weakening of the Euro relative to the U.S. Dollar. The average exchange rate for the Euro versus the U.S. Dollar for the nine months ended March 31, 2011 decreased 6.3 percent from the same period in the prior year.

To assess exposure to changes in currency exchange rates, we prepared an analysis assuming a hypothetical 10 percent change in currency exchange rates across all currencies used by our subsidiaries. This analysis indicated that a 10 percent increase in exchange rates would have increased income before income taxes by approximately $14.5 million and a 10 percent decrease in exchange rates would have decreased income before income taxes by approximately $14.5 million for the nine months ended March 31, 2011.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated by the SEC under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, which to our knowledge have not materially changed other than as set forth below.

Additional unexpected effects of the recent Japanese earthquakes and tsunami could impact our business.

The recent earthquakes and tsunami that struck Japan in March 2011 have created uncertain economic and market conditions in Japan. In addition, these events have disrupted the infrastructure in Japan, damaging electricity, oil and gas supply and manufacturing facilities in the northeast region of the country. Any significant impact on consumer demand could negatively impact our net sales. In addition, any delay in the production of inputs sourced from the affected region could affect our production cycles. While we do not currently believe that these events will have a material adverse effect on our company or our results of operations, if any unexpected effects of the earthquakes and tsunami materialize, the demand for our products may be reduced or our production cycles could be disrupted, which could have a material adverse effect on our business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We acquired 1,866 shares at an average price of $48.95 per share from certain former employees during the three months ended March 31, 2011 in connection with the surrender of shares to pay option exercise prices, as shown in the table below.

Period	Total Number of Shares Acquired During Period	Average Price Paid Per Share
January 1 – January 31	—	$—
February 1 – February 28	1,866	48.95
March 1 – March 31	—	—

Total	1,866	$48.95

Item 6.	Exhibits

Exhibit No.	Exhibit Description

10.1	Agreement between and among Harman Management GmbH and Dr. Klaus Blickle, dated February 23, 2011 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on March 1, 2011 and hereby incorporated by reference).

31.1	Certification of Dinesh Paliwal pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Herbert Parker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dinesh Paliwal and Herbert Parker, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Calculation Linkbase.*

101.LAB	XBRL Taxonomy Label Linkbase.*

101.PRE	XBRL Presentation Linkbase.*

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following financial information formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets at March 31, 2011 and June 30, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2011 and 2010 and (iv) Notes to the Condensed Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harman International Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harman International Industries, Incorporated

Date: April 28, 2011	By:	/S/ HERBERT K. PARKER
Herbert K. Parker
Executive Vice President and Chief Financial Officer (Principal Financial Officer)