Form 10-K
period 2011-06-30
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2011-08-11
CIK 800459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was $3,214,964,584 based upon the closing price of the shares on the New York Stock Exchange on that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 69,930,927 shares of common stock, par value $.01 per share, as of August 1, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III.

INDEX

			Page
Forward–Looking Statements			1

Part I
Item	1.	Business	3
Item	1A.	Risk Factors	14
Item	1B.	Unresolved Staff Comments	19
Item	2.	Properties	20
Item	3.	Legal Proceedings	20
		Executive Officers of the Registrant	22

Part II
Item	5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24
Item	6.	Selected Financial Data	25
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	43
Item	8.	Financial Statements and Supplementary Data	45
Item	9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	97
Item	9A.	Controls and Procedures	97
Item	9B.	Other Information	97

Part III
Item	10.	Directors, Executive Officers and Corporate Governance	98
Item	11.	Executive Compensation	98
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	98
Item	13.	Certain Relationships and Related Transactions, and Director Independence	98
Item	14.	Principal Accounting Fees and Services	98

Part IV
Item	15.	Exhibits, Financial Statement Schedules	99

Signatures			105

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

•

fluctuations in the price and supply of raw materials including, without limitation, petroleum, copper, steel, aluminum, synthetic resins, rare metals and rare-earth minerals, or shortages of materials, parts and components;

•	the inability of our suppliers to deliver products at the scheduled rate and disruptions arising in connection therewith;

•	our ability to attract and retain qualified senior management and to prepare and implement an appropriate succession plan for our critical organizational positions;

•	our failure to implement and maintain a comprehensive disaster recovery program;

•	our failure to comply with governmental rules and regulations, including the Foreign Corrupt Practices Act and U.S. export control laws, and the cost of compliance with such laws;

•	our ability to maintain a competitive technological advantage through innovation and leading product designs;

•	our failure to maintain the value of our brands and implementing a sufficient brand protection program;

•	the outcome of pending or future litigation and other claims, including, but not limited to, the current stockholder and Employee Retirement Income Security Act of 1974 lawsuits; and

•	our ability to enforce or defend our ownership and use of intellectual property rights.

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

Segments

We report our business on the basis of four segments. Our Automotive, Consumer and Professional segments are based on the end-user markets we serve. Our fourth segment, Other, primarily includes compensation, benefit and occupancy costs for corporate employees, expenses associated with new technology innovation and our corporate brand identity campaign, as well as the results of operations of Aha Mobile (“Aha”), a company we acquired in September 2010. For additional information about our segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of this report and Note 17 – Business Segment Data, in the Notes to the Consolidated Financial Statements located in Item 8 of Part II of this report.

Automotive

Our Automotive segment designs, manufactures and markets audio, electronic and infotainment systems for vehicle applications to be installed primarily as original equipment by automotive manufacturers. Our infotainment systems are a combination of information and entertainment components that may include or control GPS navigation, traffic information, voice-activated telephone and climate control, rear seat entertainment, wireless Internet access, hard disk recording, MP3 playback and a high-end branded audio system. We expect future infotainment systems to also integrate driver safety capabilities such as lane guidance, traffic sign recognition, pre-crash emergency braking, adaptive cruise control and night vision. Our Automotive products are marketed worldwide under brand names including JBL, Infinity, Mark Levinson, Harman/Kardon, Logic 7®, Lexicon and Becker. We also have an exclusive license with Bowers & Wilkins to develop, manufacture, sell and service premium audio systems under the Bowers & Wilkins brand name. Global automotive customers for our premium audio and infotainment systems include BMW, Audi/Volkswagen, Daimler AG, Chrysler, Toyota/Lexus, Hyundai, Porsche, Land Rover, PSA Peugeot Citroën and Jaguar. We also produce a Harman/Kardon branded infotainment system for Harley-Davidson touring motorcycles. Our premium branded audio systems are sold independently or in conjunction with our infotainment systems through engineering and supply arrangements

Consumer

Our Consumer segment designs, manufactures and markets a wide-range of mid- to high-end audio and consumer electronics for home, multimedia and mobile applications. Our Consumer products feature some of the world’s most recognized audio brands, including AKG, Harman/Kardon, Infinity, JBL, Mark Levinson and Selenium. Home applications include dedicated home audio and theater systems, as well as distributed systems that provide multi-zone high-quality audio and video. Multimedia applications comprise a wide-range of innovative accessories such as designer fashion earbuds and noise cancelling headphones that enhance the sound of portable electronic devices. Our branded audio products for multimedia applications are primarily designed to enhance sound for Apple’s iPad®, iPod® and iPhone®, and other MP3 players. We provide transducers and built-in speakers for leading notebook computers, such as Dell and Toshiba. Additionally, we provide an extensive line of audio systems for personal computers that are recognized for their award winning design and high fidelity. Aftermarket mobile products include speakers, amplifiers and digital signal processors (“DSPs”) that deliver high-quality in-car audio. Our Consumer products are sold in specialty audio stores, mass-market retail stores such as the Apple stores, Best Buy, Target, Media Markt and Fnac, and through online retailers, such as Amazon.com.

Professional

Our Professional segment designs, manufactures and markets an extensive range of loudspeakers, power amplifiers, digital signal processors, microphones, headphones and mixing consoles used by audio professionals in concert halls, stadiums, airports, houses of worship and other public spaces. For example, our Professional products can be found in prestigious venues and at important events such as the GRAMMY® Awards, Super Bowl XLV, the Oscars®, the Country Music Awards, the Indian National Games, New York’s Lincoln Center, the Norwegian Parliament, China’s National Day Celebration, the City Center Las Vegas Complex and the Minnesota Twin’s Target Field. We design products for recording, broadcast, cinema and music reproduction applications. We also provide high-quality products to the sound reinforcement, music instrument support and broadcast and recording segments of the professional audio market. Our Professional products are marketed globally under brand names including JBL Professional, AKG, Crown, Soundcraft, Lexicon, DigiTech®, dbx, BSS, Studer and Selenium.

Our Professional segment also offers complete systems solutions for professional installations and users around the world. Our products can be linked by our HiQnet® network protocol providing a central digital network for audio professionals to control different aspects of a complex system. We believe that we are well equipped to provide turnkey systems solutions for professional audio applications that offer the customer improved performance, reliability, ease of installation and reduced cost. Our Professional system products are marketed globally under a number of brand names, including JBL, AKG, Crown, Soundcraft, Lexicon, Mark Levinson, Revel®, DigiTech, dbx and Studer.

Other

Our Other segment includes compensation, benefits and occupancy costs for corporate employees, net of reporting segment allocations, expenses associated with new technology innovation and our corporate brand identity campaign, as well as the results of operations of Aha.

Acquisitions

On February 10, 2011, we acquired all of the issued and outstanding shares of 3dB Research Limited (“3dB”), a leading developer of music and signal processing technology. On September 13, 2010, we acquired Aha, a provider of on-demand mobile and location-based internet content services. The operating results of all acquired companies are included in our Consolidated Statements of Operations starting from the date of the respective acquisition.

Results of Operations

Our results of operations depend on our sales of audio products and electronic systems in the Automotive, Consumer and Professional markets. Our products are sold worldwide, with the largest markets being the United States and Germany. Significant portions of our net sales are denominated in Euros.

Our Strengths

World-class brand portfolio

We believe that our brands and the innovative technologies they represent—many of which Harman pioneered—have helped establish our Company as a leader in the primary markets we serve. Our brand portfolio includes such renowned names as AKG, Becker, Crown, Harman/Kardon, Infinity, JBL, Lexicon, Mark Levinson and Selenium. We have successfully leveraged these brands across our Automotive, Consumer and Professional segments. Not only does this provide brand reinforcement and recognition across markets, but it also enables us to share similar foundational technologies that differentiate us from our competitors.

Innovation and technological expertise

We believe that innovation is an important element to gaining market acceptance and strengthening our market position. We have a history of leveraging our continuous technological innovation across all of the markets we serve. We employ more than 3,000 engineers in strategically located technical centers around the globe. We have a well-deserved reputation for delivering premium audio and infotainment solutions across a full spectrum of applications. We believe that our technological innovation, the quality of our products and our reputation for on-time delivery have resulted in a substantial amount of awarded business. We have a cumulative estimated $14.5 billion of future awarded automotive business, which represents the estimated lifetime net sales for all customers. We calculate our awarded business using various assumptions including global vehicle production forecasts, customer take rates for our products, revisions to product life cycle estimates and estimated value of new business awards, among other factors. We update our estimates on an annual basis for total awarded business utilizing revised assumptions as circumstances change. We believe this will position us well for follow-on and new business with these existing customers.

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

We have developed a new mid-range infotainment system that we believe will deliver industry-leading performance at an affordable price that will allow us to penetrate the emerging mid-range automotive market. We also are developing, through our GreenEdge initiative, environmentally friendly technologies to reduce power consumption and product weight, a growing area of opportunity for environmentally conscious customers. We have partnered with Lotus Engineering (UK) to develop active noise management applications for both conventional and hybrid/electric cars. We believe that this technology will be an important component for conventional, hybrid and electric vehicles in the future.

We believe our innovative networking and control technologies will provide us with significant growth opportunities across all of our segments. Our HiQnet technology simplifies the interaction of our products and provides users with an incentive to purchase complete HiQnet compatible systems. We are also playing a leading role in developing the emerging Ethernet AV standard, which we believe will be the basis for the next-generation infotainment bus technology. This technology will allow higher audio and video bandwidth and transport capabilities, and we believe it will open up significant new market opportunities.

Expansion into emerging markets

We believe significant opportunities exist to grow our business in all three of our business segments in emerging markets such as China, India, Brazil and Russia. To execute this strategy, we have hired dedicated regional country managers in China, India and Russia. We also are repositioning our research and development and production capabilities, and are developing distribution channels to be able to meet the demand for our products in these markets. Selenium, which we acquired in June 2010, has an established market presence and distribution channel in Brazil and Latin America which is driving new business opportunities across all of our segments in this region.

STEP Change sustainable cost savings program

We announced our STEP Change restructuring program in the first quarter of fiscal year 2009. The goal of this program was to maximize operating flexibility and increase efficiency in our manufacturing, engineering, procurement and administrative functions. Our STEP Change methodology targeted $400 million in sustainable cost-savings on an annualized basis over the fiscal year 2008 baseline through the end of fiscal year 2011, and involved over 200 restructuring actions to improve our global footprint, cost structure, technology portfolio, human resources and internal processes. These actions have reduced the number of our manufacturing, engineering and operating locations in high-cost countries, have enabled us to expand our capabilities in low-cost countries, and have allowed us to take advantage of growth opportunities in emerging markets. We completed our STEP Change restructuring program in June 2011.

Products

Automotive

We believe that we are a leader in the development and manufacture of high-quality, high fidelity, digitally-integrated infotainment systems and premium branded audio systems for automobiles. In recent years, the automotive industry experienced increased demand for information and entertainment in automotive vehicles. We have developed leading technical competencies to address this demand. In fiscal year 2011, we supplied infotainment systems for vehicles manufactured by BMW, Audi/Volkswagen, Daimler AG, Toyota, Chrysler, Hyundai, Porsche and PSA Peugeot Citroën. Our business objective is to maintain our leadership position in the infotainment business.

We continue to leverage our expertise in the design and manufacture of premium branded audio systems, as well as the reputation for quality associated with our brand names. As a result of our well-established relationships with automobile manufacturers, our engineers are engaged early in the vehicle design process to develop systems that optimize acoustic performance and minimize weight and space requirements. Our Infinity branded car audio systems are offered by Chrysler, Hyundai and Kia in the U.S. BMW, Daimler AG, Land Rover, General Motors and Saab provide Harman/Kardon branded audio systems in their vehicles. Our premium Mark Levinson digital audio system is offered by Lexus. Lexicon branded audio systems are standard in Rolls Royce vehicles and offered as an option in Hyundai’s Genesis luxury coupe. Toyota and PSA Peugeot Citroën offer our JBL branded audio systems. Hyundai and Kia also offer our JBL branded audio systems in the Korean market. We also have an exclusive license with Bowers & Wilkins to develop, manufacture, sell and service premium audio systems under the Bowers & Wilkins brand name.

Consumer

We manufacture loudspeakers under the Harman/Kardon, Infinity and JBL brand names for the consumer home audio market. These loudspeaker lines include models designed for two-channel stereo and multi-channel surround sound applications for the home and home theater in a wide range of performance choices, including floor standing, bookshelf, powered, low frequency, in-wall, wireless and all-weather, as well as in styles and finishes ranging from high gloss lacquers to genuine wood veneers. The JBL, Infinity and Selenium product lines also include car loudspeakers, subwoofers, amplifiers and DSPs sold in the aftermarket. The JBL and Infinity products also include marine speakers intended for use on boats.

We also offer a broad range of consumer audio electronics under the Harman/Kardon and Mark Levinson brand names. Our Harman/Kardon home electronics line includes audio/video receivers featuring Logic 7, Dolby Digital® and DTS® surround sound processing capabilities and multi-channel amplifiers, DVD players, Blu-ray players and CD players.

In the multimedia market, we offer branded iPad, iPod and iPhone docking devices such as JBL On Stage™ , JBL On Beat™, Harman/Kardon Go +Play™, and PC-related devices such as JBL Creature™ II and Harman/Kardon Soundsticks® III. We also offer a variety of headphone devices under the JBL and AKG brand names. Our products add greater functionality for computers, cellular telephones and electronic devices.

Professional

Our Professional products include loudspeakers and electronic equipment that are marketed under what we believe are some of the most respected brand names in the industry.

The Professional market is increasingly moving to digital technology and we believe that we are a leader in this market. Our Professional segment derives value from our ability to share research and development, engineering talent, technical expertise and other digital resources among our business units. Loudspeaker, amplifiers, signal processing, mixing, microphones and headphones each have substantial digital engineering resources and work together to achieve common goals.

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

Our Professional electronic products are recognized for high quality and reliability. We market these products on a worldwide basis under various trade names, including Crown, Soundcraft, Lexicon, BSS, DigiTech, AKG, dbx and Studer. These products are often sold in conjunction with our JBL Professional loudspeakers and certain other products, such as Crown amplifiers.

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

We produce microphones, stereo headphones, surround-sound headphones and other professional audio products, which are marketed under the AKG brand name.

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

Manufacturing

We believe that our manufacturing capabilities are essential to maintaining and improving product quality and performance. Our manufacturing facilities are located in North America, Europe, Asia and South America.

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

Our Consumer division primarily uses original design manufacturers and outsources the manufacture of its products to generate cost efficiencies, deliver products faster, and better serve our customers. Our Consumer division electronics manufacturing is primarily in China and Brazil.

In North America, our principal Professional division manufacturing facility is located in Mexico for loudspeakers, and in Utah and Indiana for electronic products, including amplifiers and effects devices. Our Professional division electronics manufacturing in Europe includes mixing consoles in the United Kingdom and microphones and headphones in Austria. Our Professional division electronics manufacturing in Brazil includes electronic loudspeakers, amplifiers and other components.

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

Distribution Channels

Automotive

We primarily sell our Automotive infotainment and audio systems directly to automobile manufacturers in the U.S., Europe, Japan, China and Korea, where they are installed as original equipment.

Consumer

We primarily sell our Consumer products to dealers who sell directly to the end user in both our domestic and foreign markets. We also sell to distributors who resell our products to retailers in both our domestic and foreign markets.

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

As of June 30, 2011, we had 1,874 trademark registrations and 414 pending trademark applications around the world. On that date, we also had 2,531 patents and 1,732 pending patent applications covering various audio, infotainment and software products.

Seasonality

We experience seasonal fluctuations in sales and earnings. Historically, our first fiscal quarter ending September 30th is generally the weakest due to automotive model year changeovers and the summer holidays in Europe. Sales of our consumer products are generally significantly higher in the second quarter of our fiscal year, due to increased demand for these products during the holiday buying season. Our sales and earnings also vary due to the timing of the release of new products, customer acceptance of our products, product offerings by our competitors and general economic conditions.

Key Customers/Industry Concentration

We are subject to various risks related to our dependence on key customers. Net sales to BMW accounted for 21 percent and net sales to Audi/Volkswagen accounted for 15 percent of our total consolidated net sales for the fiscal year ended June 30, 2011. Accounts receivable, net due from BMW accounted for 17 percent of total consolidated accounts receivable, net at June 30, 2011. We anticipate that BMW and Audi/Volkswagen will continue to account for a significant portion of our net sales and accounts receivable, net for the foreseeable future.

For the fiscal year ended June 30, 2011, approximately 73 percent of our net sales were to automobile manufacturers. Our automotive customers are not contractually obligated to any long-term purchase of our products. The loss of BMW or Audi/Volkswagen or any of our other significant automotive customers would have a material adverse effect on our consolidated net sales, results of operations and financial condition.

Backlog Orders

We manufacture automotive products and systems on a just-in-time basis and maintain sufficient inventories of finished goods to meet customer orders in our Consumer and Professional divisions promptly. As a result, we do not consider the level of backlog to be an important indication of our future performance. Our backlog was approximately $42 million and $40 million at June 30, 2011 and 2010, respectively. We expect to deliver these products within the next 12 months.

Warranty Liabilities

We warrant our products to be free from defects in materials and workmanship for periods ranging from six months to six years from the date of purchase, depending on the business segment and product. The warranty is a limited warranty, it may impose certain shipping costs on the customer and may exclude deficiencies in appearance except for those evident when the product is delivered. Dealers and warranty service providers normally perform warranty service for loudspeakers and electronics in the field, using parts we supply on an exchange basis. Our dealers and warranty service providers also install updates we provide to correct defects covered by our warranties. Estimated warranty liabilities are based upon past experience with similar types of products, the technological complexity of certain products, replacement cost and other factors. We take these factors into consideration when assessing the adequacy of our warranty provisions for periods still open to claim.

Competition

The audio industry is fragmented and competitive and includes numerous manufacturers offering audio products that vary widely in price, quality and distribution methods. Consumer home, multimedia and mobile aftermarket products are offered through audio specialty stores, discount stores, department stores, mail order firms and Internet merchants. Automotive and computer manufacturers also offer branded audio products as options. Music instrument retailers, national electronics retailers, audio dealers, contractors and installers offer professional products and customers can also purchase these products on a contract bid basis. We concentrate primarily on the higher quality, higher priced segments of the audio market and compete based upon the strength of our brand names, the quality of our products, our ability to provide integrated systems and our comprehensive marketing, engineering and manufacturing resources.

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

We believe JBL and Infinity are two of the most recognized loudspeaker brands in the world, and that our high-end loudspeaker brand, Revel, extends our market position. Principal competitors in the consumer loudspeaker market include Bose, Klipsch, Polk Audio, Bowers & Wilkins and Boston Acoustics. Competition in the consumer home electronics market remains intense and is dominated by large Asian manufacturers. This market is characterized by the short life cycle of products and a need for continuous design and development efforts. Our competitive strategy is to compete in the higher-quality segments of this market and to continue to emphasize our ability to provide system solutions to customers, including a combination of loudspeakers, electronics products, integrated surround sound and home theater systems. Our principal electronic competitors include Yamaha, Sony, Denon, Onkyo, Pioneer and Marantz. We also compete in the luxury consumer electronics market with our Mark Levinson and Lexicon brands. Our principal competitors in this high-end market include Krell, McIntosh, Audio Research, Meridian, Linn and Classe.

In the multimedia market, we supply Apple stores and other retailers with JBL and Harman/Kardon speaker systems that serve Apple’s iPad, iPod and iPhone as well as other MP3 players. Our principal competitors for these products are Bose, Altec Lansing and Klipsch. We also offer Harman/Kardon and JBL speaker systems to personal computer retailers. In this market, our principal competitors are Creative Labs, Altec Lansing, Logitech, Klipsch and Cyber Acoustics. In the car after-market category we compete against speaker/amplifier brands such as Rockford Fosgate, Polk Audio and MTX and full range brands such as Alpine, Kenwood, Pioneer and Sony.

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

Our principal competitors in the sound reinforcement market include Telex, Electro Voice, Mackie, QSC, Meyer Sound Laboratories, Sennheiser, Peavey, Shure, Audio Technica, and Yamaha. Principal competitors in the recording and broadcast markets include Yamaha, Sennheiser, Loud Technologies, Inc., Lawo, Harris Corporation, DigiDesign/M-Audio, Genelec, KRK, TC Electronics, Stagetec and Sony. In the music instrument market, competitors for our products include Yamaha, Peavey, QSC, Shure, Sennheiser, Line 6, Dunlop, Zoom, Audio Technica and Roland. We also compete in the industrial and architectural sound market. Competitors within this market include Siemens, Peavey and Tannoy.

Environmental Regulation

We are subject to various Federal, state, local and international environmental laws and regulations, including those governing the use, discharge and disposal of hazardous materials and, increasingly, the recycling of our products and their packaging.

In Europe, we are subject to the European Union’s (“EU”) Directive on the Restriction of Use of Certain Hazardous Substances in Electrical and Electronics Equipment (“EU RoHS”). This directive restricts the placement into the EU market of electrical and electronic equipment containing certain hazardous materials, including lead, mercury, cadmium and chromium. We are also subject to the EU’s Waste Electrical and Electronic Equipment Directive, which regulates the collection, recovery and recycling of waste from certain electronic products.

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

Certain of our Consumer products will require submission of energy-use profiles in accordance with the EU Energy Using Products Directive. We are modifying the design and energy-use profiles of our products to comply with applicable laws and regulations. Additionally, the U.S. Department of Energy has promulgated a regulation pertaining to external power supplies and compliance with the energy efficiency standards that were established under the Energy Independence and Security Act of 2007. We will address these requirements as necessary. Our products may also become subject to further energy efficiency requirements if and when required under U.S. federal climate change legislation.

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

Research and Development

We believe that continued investment in product research and development is critical to our success. Expenditures for research and development were $304.6 million, $322.7 million and $325.1 million for the fiscal years ended June 30, 2011, 2010 and 2009, respectively. We expect to continue to devote significant resources to research and development to sustain our competitive position.

Number of Employees

At June 30, 2011, we had 10,103 full-time employees, including 3,260 employees located in North America and 6,843 employees located outside of North America.

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

Subsequent Events

Effective July 1, 2011, we reorganized our business segments. Our new business segments now consist of Infotainment, Lifestyle, Professional and Other. Our Infotainment segment consists of the infotainment business previously reported in our Automotive segment and the results of Aha, previously reported in our Other segment. Our Lifestyle segment consists of the audio business previously reported in our Automotive segment, our Consumer segment and Luxury Home Audio, which was previously reported in our Professional segment. This change is designed to unlock earnings growth and to better align with consumer lifestyle preferences.

On July 22, 2011 (the “MWM Acquisition Date”), we and our wholly-owned subsidiary, Harman Holding Limited (“Harman Holding”), entered into an equity securities purchase agreement with a group of sellers (the “MWM Sellers”) to acquire all of the issued and outstanding shares of the MWM Acoustics group of companies (“MWM Acoustics”), a leading provider of high performance, embedded acoustic solutions (the “MWM Acquisition”). The purchase price for the MWM Acquisition was $80.0 million (the “Fixed Purchase Price”), which is subject to a working capital adjustment. The working capital adjustment is to be determined within 60 days of the MWM Acquisition Date. On the MWM Acquisition Date, we and Harman Holding paid the MWM Sellers a total of $72.0 million. The remainder of the Fixed Purchase Price of $8.0 million will be payable on the later of December 31, 2012, or upon the resolution of any outstanding indemnification claims. The acquisition is also subject to a $57.0 million earn-out which is payable contingent on the achievement of certain financial targets in the fiscal year ended June 30, 2014. The total cost of the MWM Acquisition, including the fair value of the earn-out, will be allocated to the assets acquired and liabilities assumed based on their fair values at the MWM Acquisition Date. We are in the process of finalizing the valuation of the net assets acquired. The results of MWM Acoustics will be reported in our Lifestyle segment.

Website Information

Our corporate website is located at www.harman.com. We make available free of charge on our investor relations website under “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”). Our website also provides access to reports filed by our directors, executive officers and certain significant stockholders pursuant to Section 16 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). In addition, our Corporate Governance Guidelines, Codes of Ethics and Business Conduct, and the charters for the three committees of our Board of Directors are available on our website. The information on our website is not incorporated by reference into this report. In addition, the SEC maintains a website, www.sec.gov, that contains reports, proxy and information statements and other information that we file electronically with the SEC.

Item 1A.	Risk Factors

In addition to the other information included in this report, you should carefully consider the risk factors described below.

Decreased demand from our customers in the automotive industry may adversely affect our results of operations.

For the fiscal year ended June 30, 2011, approximately 73 percent of our sales were to automobile manufacturers. As a result, our financial performance depends, in large part, on conditions in the automotive industry, which is highly dependent on general economic conditions and has experienced significant difficulty. As a result, we have and may continue to experience reductions in orders from our OEM customers. If one or more of our significant automotive customers experiences, or continues to experience, continued or increased financial difficulty, as a result of a prolonged economic downturn or otherwise, this would have a further adverse effect on our business due to further decreased demand, the potential inability of these companies to make full payment on amounts owed to us, or both. In addition, our customer supply agreements generally provide for reductions in pricing of our products over the period of production. Pricing pressures may intensify as a result of cost cutting initiatives of our customers. If we are unable to generate sufficient production cost savings in the future to offset future price reductions, our results of operations may be adversely affected.

A decrease in consumer discretionary spending would likely reduce our sales.

Our sales are dependent on discretionary spending by consumers, which could be materially adversely impacted by economic conditions affecting disposable consumer income and retail sales. In addition, our sales of audio, electronic and infotainment products to automotive customers are dependent on the overall success of the automobile industry, and of premium automobiles in particular, as well as the willingness of automobile purchasers to pay for the option of a premium branded automotive audio system or a multi-function digital infotainment system. Global demand for, and production of premium vehicles, including certain vehicle models that incorporate our products, could decline in a difficult economic environment. This decline could have a negative impact on our results of operations.

The current economic environment may adversely affect the availability and cost of credit and consumer spending patterns.

Our ability to make scheduled payments or to refinance our obligations with respect to indebtedness will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions. The subprime mortgage crisis and disruptions in the financial markets, including the bankruptcy and restructuring of major financial institutions, may adversely impact the availability and cost of credit in the future. The disruptions in the financial markets have also had an adverse effect on the global economy, which has negatively impacted consumer spending patterns. This may result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit.

We may not realize sales represented by awarded business.

Our current estimate of $14.5 billion of awarded business at June 30, 2011 in our Automotive segment is calculated using certain assumptions from our customers, including projected future sales volumes with respect to the applicable platforms. Orders from our customers with respect to these platforms are not made pursuant to contractual obligations and our customers can terminate arrangements with us at any time without penalty. Therefore, our actual platform sales volumes, and thus the ultimate amount of revenue that we derive from such platforms, are not committed. If actual production orders from our customers are not consistent with the projections we use in calculating the amount of our awarded business we could realize substantially less revenue over the life of these projects than the currently projected estimate of $14.5 billion.

Failure to maintain relationships with our largest customers and failure by our customers to continue to purchase expected quantities of our products due to changes in market conditions would have an adverse effect on our operations.

We anticipate that our automotive customers, including BMW, Audi/Volkswagen, Daimler AG and Toyota/Lexus, will continue to account for a significant portion of our sales for the foreseeable future. However, none of BMW, Audi/Volkswagen, Daimler AG, Toyota/Lexus or our other automotive customers are obligated to any long-term purchases of our products. The loss of sales to BMW, Audi/Volkswagen, Daimler AG, Toyota/Lexus or to any of our other significant automotive customers would have a material adverse effect on our consolidated net sales, results of operations and financial condition.

Strategic decisions by our customers to move to dual sourcing arrangements could have an adverse effect on our operations.

Automakers customarily maintain dual sourcing arrangements and we cannot assure you that our customers will not further expand dual sourcing arrangements in the future, which could have a material adverse effect on our consolidated net sales, results of operations and financial condition.

Failure to deliver products on time to our automotive customers could adversely affect our financial results.

We have products in various stages of development for our automotive customers. If we do not complete our development efforts in time to meet our customers’ vehicle production requirements, we could be subject to monetary penalties and damage our customer relationships, which could have a material adverse effect on our consolidated sales, results of operations and financial condition.

Natural disasters could impact our business.

Natural disasters, such as the recent earthquakes and tsunami that struck Japan in March 2011, have created uncertain economic and market conditions. Such events may disrupt local infrastructure, damaging electricity, oil and gas supply and manufacturing facilities. Any significant impact on consumer demand could negatively impact our net sales. Additionally, Automotive customers may continue to experience production facility shutdowns due to disruption in their supply chain, therefore reducing demand for our products. If any unexpected effects of the Japan earthquakes and tsunami continue, the demand for our products may be reduced or our production cycles could be disrupted, which could have a material adverse effect on our business, financial condition or results of operations.

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

Many of our suppliers have significantly decreased their manufacturing capacity and inventory levels. These steps taken by our suppliers make us more vulnerable to disruptions in the supply chain. In the near term, an increase in our demand for parts may place an undue strain on our suppliers. Additionally, the supply of raw materials including, without limitation, petroleum, copper, steel, aluminum, synthetic resins, rare metals and rare earth minerals, such as neodymium used in the production of loudspeakers, has been and could continue to be significantly constrained, which is likely to result in continued elevated price levels. As a result, we may not be able to obtain the materials necessary to manufacture our products, which could force us to cease production or search for alternative supply sources, possibly at a higher cost. Such disruptions may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our business is based on the demand for premium audio and video products. In order to increase sales in current markets and gain entry into new markets, we must innovate to maintain and improve existing products, while successfully developing and introducing distinctive new and enhanced products that anticipate changing consumer preferences and capitalize upon emerging technologies. We may experience difficulties that delay or prevent the development, introduction or market acceptance of new or enhanced products. Furthermore, we may be unable to detect and correct defects in some of our products before we ship them. Delays or defects in new product introduction may result in loss of sales or delays in market acceptance. Even after introduction, our new or enhanced products may not satisfy consumer preferences and product failures may cause consumers to reject our products. As a result, these products may not achieve market acceptance and our brand image could suffer. In addition, our competitors may introduce superior designs or business strategies, impairing our distinctive image and our products’ desirability, which may cause consumers to defer or forego purchases of our products.

Our success depends substantially on the value of our brands and our implementation of a sufficient brand protection program.

Our success is dependent in large part upon our ability to maintain and enhance the value of our brands, and our customers’ connection to our brands. Brand value can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity or result in litigation. Some of these incidents may relate to our growth strategies, our development efforts in domestic and foreign markets, or the ordinary course of our business. Other incidents may arise from events that are or may be beyond our ability to control and may damage our brands, such as counterfeit and knock-off products, litigation and claims, and illegal activity targeted at us or others. Consumer demand for our products and our brands’ value could diminish significantly if any such incidents or other matters erode consumer confidence in us or our products, and if we do not implement a brand protection program that sufficiently addresses the issue of counterfeit and knock-off products, among other things, this would likely result in lower net sales and, ultimately, lower income, which in turn could materially and adversely affect our business and results of operations.

Covenants in our existing debt agreements restrict our operations.

Our revolving credit facility and the indenture for our Convertible Senior Notes, as amended, contain provisions that limit our operating and financing activities. Together, they limit our ability to, among other things:

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

Because of the restrictions in these debt agreements, we may have difficulty securing additional financing in the form of additional indebtedness. In addition, our revolving credit facility contains other and more restrictive covenants, including financial covenants that require us to achieve specified financial and operating results and maintain compliance with specified financial ratios. We may have to curtail some of our operations to maintain compliance with these covenants. A violation of any of these covenants could result in a default under these debt agreements, which could permit the lenders to accelerate the repayment of any borrowings outstanding at that time, and the lenders under the revolving credit facility could act on the collateral package granted in connection with the revolving credit facility. A default or acceleration under our debt agreements would result in increased capital costs and could adversely affect our ability to operate our business and our results of operations and financial condition.

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

Our operations could be harmed by factors including political instability and changes in regulations that govern international transactions.

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

Workers at certain of our facilities and those of our automotive customers are unionized and may incur work stoppages or strikes. A work stoppage at our facilities or those of our automotive customers, or at a common carrier or major shipping location, could have a material adverse effect on our net sales, results of operations and financial condition. The risk of issues of this type at our facilities may be exacerbated by the implementation of our current or future cost reduction initiatives, which may involve significant staff reductions and facility relocations.

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

We are currently involved in litigation arising out of or relating to the events leading up to the termination of the proposed acquisition of our Company in October 2007 and certain earnings guidance provided by us. In addition, similar litigation has been and may be initiated against us and others based on the alleged activities and disclosures at issue in the pending litigation. We cannot predict the outcome of any such proceeding or the likelihood that further proceedings will be instituted against us. In the event that there is an adverse ruling in any legal proceeding, we may be required to make payments to third parties that could harm our business or cash flows or financial results. Furthermore, regardless of the merits of any claim, the continued maintenance of these legal proceedings may result in substantial legal expense and could also result in the diversion of our management’s time and attention away from our business.

We have deferred tax assets in our consolidated financial statements.

Our consolidated financial statements include net deferred tax assets of $281.9 million as of June 30, 2011, which relate to temporary differences (differences between the assets and liabilities in the consolidated financial statements and the assets and liabilities in the calculation of taxable income). The valuation of deferred tax assets is based on various projections for future taxable income reversing taxable temporary differences and tax planning strategies. Thus, when actual taxable income differs from projections, it may become necessary to adjust the valuation of our deferred tax assets, which would impact our results of operations and financial condition.

Harman International Industries, Incorporated is a holding company with virtually no operations of its own and therefore our cash flow and ability to service debt is dependent upon distributions from our subsidiaries.

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

We may, from time to time, consider acquisitions of complementary companies, products or technologies. Acquisitions involve numerous risks, including difficulties in the integration of the acquired businesses, the diversion of our management’s attention from other business concerns, the assumption of unknown liabilities, undisclosed risks impacting the target and potential adverse effects on existing business relationships with our current customers and suppliers. In addition, any acquisitions could involve the incurrence of substantial additional indebtedness or dilution to our stockholders. We cannot assure you that we will be able to successfully integrate any acquisitions that we undertake or that such acquisitions will perform as planned or prove to be beneficial to our operations and cash flows. Any such failure could seriously harm our financial condition, results of operations and cash flows.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters are located at 400 Atlantic Street, 15th floor, Stamford, Connecticut, 06901. Certain information regarding our principal facilities are described in the table below.

Location	Segments	Size (Sq. Ft.)	Owned or Leased	Percentage Utilization
Ittersbach, Germany	Automotive	565,000	Owned	100%
Dandong, China	Automotive Professional	323,000	Leased	0%
Atlanta, Georgia	Consumer	305,000	Leased	100%
Moreno Valley, California	Consumer Professional	301,000	Leased	100%
Northridge, California	Consumer Professional	238,000	Leased	68%
Straubing, Germany	Automotive	235,000	Owned	100%
Elkhart, Indiana	Professional	223,000	Owned	86%
Szekesfehervar, Hungary	Automotive	222,000	Owned	100%
Chateau du Loir, France	Automotive Consumer	221,000	Owned	75%
Worth-Schaidt, Germany	Automotive	204,000	Owned	100%
Tijuana, Mexico	Professional	198,000	Leased	100%
Vienna, Austria	Professional	193,000	Leased	40%
Queretaro, Mexico	Automotive	188,000	Leased	40%
Tijuana, Mexico	Professional	170,000	Leased	100%
Bridgend, United Kingdom	Automotive	168,000	Leased	100%
Franklin, Kentucky	Automotive	152,000	Owned	100%
Farmington Hills, Michigan	Automotive	151,000	Leased	100%
Suzhou, China	Automotive	145,000	Owned	100%
Sandy, Utah	Professional	127,000	Leased	100%
Juarez, Mexico	Automotive	109,000	Leased	100%
Washington, Missouri	Automotive	101,000	Owned	100%

We also own or lease other facilities that are not considered principal properties. We believe that our facilities are suitable and adequate for our present needs and that suitable additional or substitute facilities will be available, if required.

Item 3.	Legal Proceedings

At June 30, 2011, we were subject to legal claims and litigation arising in the ordinary course of business, including the matters described below. The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial condition or results of operations.

In re Harman International Industries, Inc. Securities Litigation

On October 1, 2007, a purported class action lawsuit was filed by Cheolan Kim (the “Kim Plaintiff”) against Harman and certain of our officers in the United States District Court for the District of Columbia (the “Court”) seeking compensatory damages and costs on behalf of all persons who purchased our common stock between April 26, 2007 and September 24, 2007 (the “Class Period”). The original complaint alleged claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.

The complaint alleged that the defendants omitted to disclose material adverse facts about Harman’s financial condition and business prospects. The complaint contended that had these facts not been concealed at the time the merger agreement with Kohlberg Kravis Roberts & Co. (“KKR”)and Goldman Sachs Capital Partners was entered into, there would not have been a merger agreement, or it would have been at a much lower price, and the price of our common stock therefore would not have been artificially inflated during the Class Period. The Kim Plaintiff alleged that, following the reports that the proposed merger was not going to be completed, the price of our common stock declined, causing the plaintiff class significant losses.

On November 30, 2007, the Boca Raton General Employees’ Pension Plan (the “Boca Raton Plaintiff”) filed a purported class action lawsuit against Harman and certain of our officers in the Court seeking compensatory damages and costs on behalf of all persons who purchased our common stock between April 26, 2007 and September 24, 2007. The allegations in the Boca Raton complaint are essentially identical to the allegations in the original Kim complaint, and like the original Kim complaint, the Boca Raton complaint alleges claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.

On January 16, 2008, the Kim Plaintiff filed an amended complaint. The amended complaint, which extended the Class Period through January 11, 2008, contended that, in addition to the violations alleged in the original complaint, Harman also violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by “knowingly failing to disclose “significant problems” relating to its Personal Navigation Device (“PND”) sales forecasts, production, pricing, and inventory” prior to January 14, 2008. The amended complaint claimed that when “Defendants revealed for the first time on January 14, 2008 that shifts in PND sales would adversely impact earnings per share by more than $1.00 per share in fiscal 2008,” that led to a further decline in our share value and additional losses to the plaintiff class.

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

On May 2, 2008, Lead Plaintiff filed a consolidated class action complaint (the “Consolidated Complaint”). The Consolidated Complaint, which extends the Class Period through February 5, 2008, contends that Harman and certain of our officers and directors violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, by issuing false and misleading disclosures regarding our financial condition in fiscal year 2007 and fiscal year 2008. In particular, the Consolidated Complaint alleges that defendants knowingly or recklessly failed to disclose material adverse facts about MyGIG radios, PNDs and our capital expenditures. The Consolidated Complaint alleges that when Harman’s true financial condition became known to the market, the price of our common stock declined significantly, causing losses to the plaintiff class.

On July 3, 2008, defendants moved to dismiss the Consolidated Complaint in its entirety. Lead Plaintiff opposed the defendants’ motion to dismiss on September 2, 2008, and defendants filed a reply in further support of their motion to dismiss on October 2, 2008. The motion is now fully briefed. As of June 30, 2011, the case remained open with no new developments.

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

Defendants moved to dismiss the complaint in its entirety on August 5, 2008. The Russell Plaintiff opposed the defendants’ motion to dismiss on September 19, 2008, and defendants filed a reply in further support of their motion to dismiss on October 20, 2008. The motion is now fully briefed. As of June 30, 2011, the case remained open with no new developments.

Other Legal Actions

At June 30, 2011, we were involved in several other legal actions. The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial condition or results of operations.

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

Name	Position	Age
Dinesh C. Paliwal	Chairman, President and Chief Executive Officer	53
Herbert K. Parker	Executive Vice President and Chief Financial Officer	53
Blake Augsburger	Executive Vice President and President—Professional Division	48
David Karch	Executive Vice President, Operational Excellence	50
Sachin Lawande	Executive Vice President, Chief Technology Officer and Co-President—Automotive Division	44
Michael Mauser	Executive Vice President and Co-President—Automotive Division	48
David Slump	Executive Vice President and President—Consumer Audio Division	43
John Stacey	Executive Vice President and Chief Human Resources Officer	46
Todd A. Suko	Executive Vice President, General Counsel and Secretary	44

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

David Slump has served as our Executive Vice President and President Consumer Audio Division since January 2009. From January 2009 to May 2010, he also served as our Vice President, Corporate Development. Prior to joining our Company, from 2008 to January 2009, Mr. Slump served as Senior Vice President for Landis + Gyr Holdings, a leader in the energy management industry, where he directed the company’s global brand strategy and evaluated portfolio and architecture investments. From 2007 until 2008, he served as President and Chief Executive Officer of Cellnet + Hunt Group. From 2003 to 2007, Mr. Slump held a variety of positions with General Electric, most recently as General Manager, Global Marketing.

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

Our common stock is listed on the New York Stock Exchange and is reported on the New York Stock Exchange Composite Tape under the symbol HAR. As of August 1, 2011, there were approximately 108 record holders of our common stock.

The table below sets forth the reported high and low sales prices for our common stock, as reported on the New York Stock Exchange, for each quarterly period for fiscal years ended June 30, 2011 and 2010.

	Years Ended June 30,
	2011		2010
Market Price	High	Low	High	Low
First quarter ended September 30	$35.62	$28.11	$33.98	$17.89
Second quarter ended December 31	48.88	32.54	39.10	31.60
Third quarter ended March 31	52.54	42.66	47.26	34.93
Fourth quarter ended June 30	50.99	42.51	52.51	28.82

Our Board of Directors reinstated the payment of a cash dividend in the third quarter of fiscal year 2011, which we suspended in the third quarter of fiscal year 2009. During fiscal year 2011, we paid cash dividends of $0.05 per share, with a dividend of $0.025 paid in the third and fourth quarters only. During fiscal year 2010, we did not pay any cash dividends.

The following table provides information about shares acquired from employees during the fourth quarter of fiscal year 2011 in connection with the surrender of shares to pay option exercise prices.

Period	Total Number of Shares Acquired During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 – April 30	—	—	—	—
May 1 – May 31	—	—	—	—
June 1 – June 30	3,311	$47.54	—	—

Total	3,311	$47.54	—	—

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

(In thousands except per share data)	2011(1)	2010(1)	2009	2008	2007
Net sales	$3,772,345	$3,364,428	$2,854,895	$4,072,359	$3,519,089
Operating income (loss)	$190,051	$85,555	$(503,812)	$132,167	$385,756
Net income (loss) from continuing operations attributable to Harman International Industries, Incorporated	$135,916	$35,178	$(422,345)	$95,966	$312,723
Income (loss) from discontinued operations, net of income taxes	$0	$123,591	$(9,159)	$5,757	$1,578
Net income (loss)	$135,916	$164,058	$(430,752)	$101,302	$312,358
Net income (loss) attributable to Harman International Industries, Incorporated	$135,916	$158,769	$(431,504)	$101,723	$314,301
Earnings (loss) per share from continuing operations attributable to Harman International Industries, Incorporated:
Basic	$1.91	$0.50	$(7.19)	$1.56	$4.79
Diluted	$1.90	$0.50	$(7.19)	$1.54	$4.71
Earnings (loss) per share from discontinued operations:
Basic	$0.00	$1.76	$(0.16)	$0.09	$0.02
Diluted	$0.00	$1.75	$(0.16)	$0.09	$0.02
Earnings (loss) per share:
Basic	$1.91	$2.26	$(7.34)	$1.65	$4.81
Diluted	$1.90	$2.25	$(7.34)	$1.64	$4.73
Weighted average shares outstanding:
Basic	70,992	70,350	58,766	61,472	65,310
Diluted	71,635	70,595	58,766	62,182	66,449
Total assets	$3,058,495	$2,556,215	$2,473,497	$2,802,971	$2,508,868
Total debt	$381,014	$377,837	$577,296	$361,737	$76,528
Total equity	$1,423,658	$1,134,892	$1,007,918	$1,382,108	$1,494,919
Dividends per share	$0.05	$0.00	$0.025	$0.05	$0.05

(1)

Fiscal year 2011 and 2010 include the consolidated balance sheets of Eletrônica Selenium S.A. (“Selenium”), which we acquired on June 1, 2010. The results of operations for Selenium are included in our Consolidated Statements of Operations as of June 1, 2010.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information presented in other sections of this Annual Report on Form 10-K, including “Item 1. Business,” “Item 6. Selected Financial Data,” and “Item 8. Financial Statements and Supplementary Data.” This discussion contains forward-looking statements which are based on our current expectations and experience and our perception of historical trends, current market conditions, including customer acceptance of our new products, current economic data, expected future developments, including foreign currency exchange rates, and other factors that we believe are appropriate under the circumstances. These statements involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements. See “Risk Factors” included in Item 1A of Part I of this report. Unless otherwise indicated, “Harman,” “the Company,” “we,” “our,” and “us” are used interchangeably to refer to Harman International Industries, Incorporated and its consolidated subsidiaries. All amounts are in thousands unless otherwise indicated.

Executive Overview

We believe we are a global leader in the development, manufacture and marketing of high-quality, high-fidelity audio products and electronic systems, as well as digitally integrated infotainment systems for the automotive industry. We have developed a broad range of product offerings which we sell in our principal markets under our renowned brand names.

We report our business on the basis of four segments. Our Automotive, Consumer and Professional segments are based on the end-user markets we serve. Our fourth segment, Other, primarily includes compensation, benefit and occupancy costs for corporate employees and expenses associated with new technology innovation and our corporate brand identity campaign, as well as the results of Aha Mobile (“Aha”), a company we acquired in September 2010.

Our future outlook could be impacted by a contraction in consumer discretionary spending and by changes in foreign currency exchange rates, both of which could potentially result in a reduction in net sales. Beginning in April of fiscal year 2011, we have experienced a temporary reduction in our audio business, within our Automotive segment, due to customer production facility shutdowns related to the earthquakes and tsunami. We believe that the material effect we experienced in the fourth quarter of fiscal year 2011 was temporary and that production will return to normal levels in the near term.

During fiscal year 2011, we achieved our goal of a $400 million STEP Change cost savings program and have therefore effectively ended this program. Restructuring is further described under the caption Restructuring later in this discussion.

We will continue to focus our efforts on improving our global footprint, technology portfolio, human resources and internal processes to help us improve our cost structure, which we believe will enable us to remain competitive.

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

Revenue Recognition

Revenue is generally recognized at the time of product shipment or delivery, depending on when the passage of title to goods transfers to unaffiliated customers and when all of the following have occurred: a firm sales agreement is in place, pricing is fixed or determinable and collection is reasonably assured. Sales are reported net of estimated returns, discounts, rebates and incentives. Substantially all of our revenue transactions involve the delivery of a physical product. Royalty income, which is not material, is recorded when earned based upon contract terms with licensees which provide for royalties.

We enter into incentive agreements with certain automotive customers which relate to a specific program award. These incentives are generally based on fixed payments paid by us to the automotive manufacturer, and are generally deferred, if certain criteria are met. The deferability criteria include the existence of legally enforceable rights, management’s ability and intent to enforce the recoverability clauses and the ability to generate future earnings from the agreement in excess of the deferred amounts. Capitalized amounts are amortized, generally as a reduction to revenue, over the related program award term based on our estimate of future volumes. Our estimates are reviewed regularly and the cumulative impact of a revision in estimates is recorded in the period such revisions become probable and estimable.

Allowance for Doubtful Accounts

Our products are sold to customers in many different markets and geographic locations. Methodologies for estimating bad debt reserves include specific reserves for known collectability issues and percentages applied to aged receivables based on historical experience. We must make judgments and estimates regarding accounts receivable that may become uncollectible. These estimates affect our bad debt reserve and results of operations. We base these estimates on many factors including historical collection rates, the financial stability and size of our customers as well as the markets they serve and our analysis of aged accounts receivable. Our judgments and estimates regarding collectability of accounts receivable have an impact on our consolidated financial statements.

Inventories, net

Inventories, net are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method. We establish reserves for our inventory which require us to analyze the aging and forecasted demand for our inventories, to forecast future product sales prices, pricing trends and margins, and to make judgments and estimates regarding obsolete, damaged or excess inventory. Markdown percentages are determined based on our estimate of future demand and selling prices for our products. Future sales prices are determined based on current and forecasted market expectations, as well as terms that have been established for future orders under automotive platform arrangements. Our inventory reserves primarily relate to our raw materials as our finished goods are primarily produced to order. We calculate inventory reserves on raw materials by reviewing the levels of raw materials on-hand and comparing this to estimates of historical consumption and future demand in order to assess whether we have excess materials on-hand. If it is determined that excess materials are in inventory, an appropriate inventory reserve is established. Inventory reserves on finished goods are primarily determined through inventory turnover measures. Products showing low turnover rates are assigned a percentage reserve based on future estimates of sales volumes and margins. We make adjustments to our inventory reserves based on the identification of specific situations and increase our inventory reserves accordingly. As changes in future economic or industry conditions occur, we revise the estimates that were used to calculate our inventory reserves.

If actual conditions are less favorable than those we have projected, we may need to increase our reserves for excess and obsolete inventories. Any increases in our reserves will adversely impact our results of operations. Such reserves are not reduced until the product is sold.

Although there was deterioration in economic conditions in the beginning of fiscal year 2010 and in fiscal year 2009, we did not experience significant increases in our inventory write-downs, primarily due to a significant portion of our inventories being produced as a result of specific customer orders within our Automotive segment. After discussions with several of our significant customers, we concluded that the majority of orders would be postponed and not cancelled. We were able to proactively adjust our supply chain demand to match these new customer requirements, thereby reducing our exposure to inventory write-downs. There was no significant movement in our inventory reserves in fiscal year 2011 compared with the end of the prior fiscal year. At June 30, 2011 and 2010 our inventory reserves were $73.3 million and $75.1 million, respectively. Refer to Note 4 – Inventories, net in the Notes to the Consolidated Financial Statements for more information.

Goodwill

Goodwill is tested for impairment annually each April 30th or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We estimate the fair value of each reporting unit using a discounted cash flow methodology. This requires us to use significant judgment including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, determination of our weighted average cost of capital, and relevant market data. Refer to the heading “Goodwill” below and Note 1 – Summary of Significant Accounting Policies and Note 8 – Goodwill in the Notes to the Consolidated Financial Statements for more information.

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

Impairment of Long-Lived Assets

We review the recoverability of our long-lived assets, including buildings, equipment and other definite-lived intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on undiscounted cash flows. We will continue to monitor the need for impairment tests, which could result in additional non-cash impairment charges. We did not record any impairment charges for long-lived assets in 2011 and 2009. We recognized $1.2 million in impairment charges related to facilities that were held-for-sale in the fiscal year ended June 30, 2010.

Pre-Production and Development Costs

We incur pre-production and development costs related to infotainment systems that we develop for automobile manufacturers pursuant to long-term supply arrangements. Portions of these costs are reimbursable under separate agreements and are recorded as unbilled costs in our Consolidated Balance Sheets in Other current assets and Other assets, once an agreement is signed. We believe that the terms of our supply contracts and our established relationships with these automobile manufacturers reasonably assure that we will collect the reimbursable portions of these contracts.

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

Income Taxes and Tax Valuation Allowances

We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in our Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards. We evaluate all available positive and negative evidence in each tax jurisdiction regarding the recoverability of any asset recorded in our Consolidated Balance Sheets and provide valuation allowances to reduce our deferred tax assets to an amount we believe is more likely than not to be realized. We regularly review our deferred tax assets for recoverability considering historical profitability, our ability to project future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. If we continue to operate at a loss in certain jurisdictions or are unable to generate sufficient future taxable income within the defined lives of such assets, we could be required to increase our valuation allowance against all or a significant portion of our deferred tax assets. This increase in valuation allowance could result in substantial increases in our effective tax rate and could have a material adverse impact on our operating results. Conversely, if and when our operations in some jurisdictions become sufficiently profitable before our current estimates, we would be required to reduce all or a portion of our current valuation allowance and such reversal would result in an increase in our earnings in such period. Adjustments to our valuation allowance from continuing operations, through charges to income tax expense were $0.2, $4.8 million and $9.7 million for the years ending June 30, 2011, 2010 and 2009, respectively.

The calculation of our deferred tax liabilities involves evaluating uncertainties in the application of complex tax regulations. We recognize liabilities for tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether and the extent to which additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in additional tax benefits recognized in the period in which we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. We recognize interest and penalties related to income tax matters in income tax expense. Refer to Note 13 – Income Taxes in the Notes to the Consolidated Financial Statements for more information.

Severance and Exit Costs

We recognize liabilities for severance and exit costs based upon the nature of the liability incurred. For involuntary separation programs that are conducted according to the guidelines of our written involuntary separation plan, we recognize the liability when it is probable and reasonably estimable. For involuntary separation programs that are conducted according to the provisions of collective bargaining agreements or statutes, we recognize the liability when it is probable and reasonably estimable. For one-time termination benefits, such as additional severance pay, and other exit costs, such as lease and other contract termination costs, the liability is measured and originally recognized at fair value in the period in which the liability is incurred, with subsequent changes recognized in earnings in the period of change. Refer to Note 15 – Restructuring in the Notes to the Consolidated Financial Statements for more information.

Share-Based Compensation

Share-based compensation expense is recognized based on the estimated fair value of stock options and similar equity instruments awarded to employees. Refer to Note 14 – Shareholders’ Equity and Share-Based Compensation in the Notes to the Consolidated Financial Statements for more information.

Discontinued Operations

The results of operations of businesses that have been sold are presented separately as Income from discontinued operations, net of income taxes, in our Consolidated Statements of Operations, in the current and prior periods, where applicable. Refer to Note 3 – Discontinued Operations in the Notes to the Consolidated Financial Statements for further information.

Results of Operations

Net Sales

Fiscal year 2011 net sales were $3.772 billion, an increase of 12 percent compared to the prior fiscal year or 13 percent excluding foreign currency translation. Foreign currency translation had an unfavorable impact of $17 million when compared to the prior fiscal year. Each of our three business segments reported higher sales compared to the prior fiscal year although the increase in overall net sales was primarily attributable to our Automotive segment.

In January 2010, we reorganized our personal navigation device (“PND”) business and entered into a trademark license agreement under which we exited the PND distribution channel. Under the terms of the agreement, a third party was permitted to sell our PND inventory over a period of six months, which ended in June 2010. Thereafter, we are entitled to receive 50 percent of the profits from the sale of PNDs by the third party for the first five years. Subsequently, we will receive a royalty based on sales of PNDs for the remainder of the term of the agreement which may be extended for up to 20 years. Our exit of the PND distribution channel negatively impacted our results of operations for fiscal years 2011 and 2010.

Fiscal year 2010 net sales were $3.364 billion, an increase of 18 percent compared to the prior fiscal year, or 17 percent excluding foreign currency translation. Foreign currency translation had a favorable impact of $28 million when compared to the prior fiscal years. Each of our three business segments reported higher sales compared to the prior fiscal year although the increase in overall net sales was primarily attributable to our Automotive segment.

A summary of our net sales, by business segment, is as follows:

	Year Ended June 30,
($ in thousands)	2011	Percentage	2010	Percentage	2009	Percentage
Automotive	$2,737,944	73%	$2,467,972	73%	$2,004,837	70%
Consumer	420,317	11%	373,047	11%	356,489	13%
Professional	613,282	16%	522,736	16%	492,876	17%
Other	802	0%	673	0%	693	0%

Total	$3,772,345	100%	$3,364,428	100%	$2,854,895	100%

Automotive—Automotive net sales increased 11 percent in fiscal year 2011 compared to the prior fiscal year, or 12 percent excluding foreign currency translation. The increase in net sales was primarily due to new infotainment business awards with European automobile manufacturers and overall production recovery, partially offset by unfavorable foreign currency translation and the exit of the PND distribution channel, which contributed $68 million of net sales in fiscal year 2010. Since a significant percentage of our sales are to customers in Europe, the majority of our foreign currency exposure is in the Automotive segment.

Automotive net sales increased 23 percent in fiscal year 2010 compared to the prior fiscal year, or 22 percent excluding foreign currency translation. The increase in overall net sales was primarily due to favorable foreign currency translation of $18 million, increased mid-level infotainment business resulting from the launch of new platforms, the ramp-up of new infotainment business, overall production recovery and new acoustic model launches. These increases were partially offset by lower PND net sales of $24 million, due to our exit from this distribution channel in January 2010 resulting in lower year over year sales.

Consumer—Consumer net sales increased 13 percent in fiscal year 2011 compared to the prior fiscal year, or 14 percent excluding foreign currency translation. The increase in net sales was primarily due to increased market share in Latin America, aided by $41 million of Selenium net sales, and improvements in overall market conditions, partially offset by unfavorable foreign currency translation of $5 million.

Consumer net sales increased 5 percent in fiscal year 2010 compared to the prior fiscal year, or 2 percent excluding foreign currency translation. The increase in net sales was primarily due to favorable foreign currency translation of $8 million.

Professional—Professional net sales increased 17 percent in fiscal year 2011 compared to the prior fiscal year, or 16 percent excluding foreign currency translation. The increase in net sales was primarily due to increased market share in Latin America, aided by $39 million of Selenium net sales, favorable foreign currency translation of $5 million and improvements in overall market conditions, specifically within our loudspeaker, digital signal processing, mixing and microphone/headphone business units.

Professional net sales increased 6 percent in fiscal year 2010 compared to the prior fiscal year or 6 percent excluding foreign currency translation. The increase in net sales was primarily due to favorable foreign currency translation of approximately $2 million, new product introductions and higher net sales as markets continued to rebound.

Gross Profit

Gross profit as a percentage of net sales decreased 0.1 percentage points to 26.2 percent in fiscal year 2011 compared to the prior fiscal year. The decrease in gross profit as a percentage of net sales was primarily in our Automotive segment and was primarily due to unfavorable product mix and reduced material cost savings due to tighter component and raw material supply constraints, partially offset by improved leverage of fixed overhead costs due to higher sales volumes, and savings achieved resulting from our STEP Change cost reduction program.

Gross profit as a percentage of net sales increased 3.7 percentage points to 26.3 percent in fiscal year 2010 compared to the prior fiscal year. The increase in gross profit as a percentage of net sales was primarily due to lower restructuring charges relating to accelerated depreciation, improved leverage of fixed overhead costs due to higher sales volumes and savings achieved through our STEP Change cost reduction program, partially offset by inventory write-downs associated with our exit from the PND distribution channel.

A summary of our gross profit by business segment is as follows:

	Year Ended June 30,
($ in thousands)	2011	Percentage of Net Sales	2010	Percentage of Net Sales	2009	Percentage of Net Sales
Automotive	$621,153	22.7%	$587,248	23.8%	$385,406	19.2%
Consumer	118,199	28.1%	99,062	26.6%	83,072	23.3%
Professional	247,172	40.3%	202,558	38.7%	183,211	37.2%
Other	826	*	(3,710)	*	(6,339)	*

Total	$987,350	26.2%	$885,158	26.3%	$645,350	22.6%

*	Percent not meaningful.

Automotive—Automotive gross profit as a percentage of net sales decreased 1.1 percentage points to 22.7 percent in fiscal year 2011 compared to the prior fiscal year. The decrease in gross profit as a percentage of net sales was primarily due to unfavorable product mix, specifically an increase in lower margin infotainment business and a temporary reduction in higher margin audio business due to customer production facility shutdowns as a result of the earthquake and tsunami in Japan. We believe these earthquake related facility shutdowns are temporary in nature and that customer production levels will return to normal levels in the near term. We estimate the impact on our gross profit was a decline of approximately $15.0 million. Production related to these customers has already begun to improve and is expected to normalize in the near term. Our gross profit was also negatively impacted by a $3.7 million customer claim related to defective third-party software and a $2.3 million raw material price increase related to supply constraints of rare earth minerals used in the manufacture of speakers. These decreases were partially offset by improved leverage of fixed overhead costs due to higher sales volumes and savings achieved through our STEP Change cost reduction program and lower warranty expense.

Automotive gross profit as a percentage of net sales increased 4.6 percentage points to 23.8 percent in fiscal year 2010 compared to the prior fiscal year. The increase in gross profit as a percentage of net sales was primarily due to improved leverage of fixed overhead costs due to higher sales volumes and savings achieved through our STEP Change cost reduction program and lower warranty expense, partially offset by unfavorable product mix.

Consumer—Consumer gross profit as a percentage of net sales increased 1.5 percentage points to 28.1 percent in fiscal year 2011 compared to the prior fiscal year. The increase in gross profit as a percentage of net sales compared to the prior fiscal year was primarily due to favorable gross margin from Selenium, our recently acquired Brazilian operation, lower inventory write-offs and savings achieved through our STEP Change cost reduction program.

Consumer gross profit as a percentage of net sales increased 3.3 percentage points to 26.6 percent in fiscal year 2010 compared to the prior fiscal year. The increase in gross profit as a percentage of net sales was primarily due to lower inventory write-offs and savings achieved through our STEP Change cost reduction program.

Professional—Professional gross profit as a percentage of net sales increased 1.6 percentage points to 40.3 percent in fiscal year 2011 compared to the prior fiscal year. The increase in gross profit as a percentage of net sales was primarily due to our pricing power, a favorable product mix shift, lower restructuring charges, savings achieved through our STEP Change cost reduction program and new product introductions.

Professional gross profit as a percentage of net sales increased 1.5 percentage points to 38.7 percent in fiscal year 2010 compared to the prior fiscal year. The increase in gross profit as a percentage of net sales was primarily due to improved leverage of fixed overhead costs due to higher sales volumes, savings achieved through our STEP Change cost reduction program and favorable product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $813.8 million in fiscal year 2011 compared to $774.2 million in the prior fiscal year, an increase of $39.6 million. The increase in SG&A was primarily due to higher overall selling and marketing expenses and SG&A attributable to Selenium, our recently acquired Brazilian operation, partially offset by favorable foreign currency translation of $7.6 million and a $5.9 million decrease in charges for claims related to automotive supply arrangements compared to the prior fiscal year. As a percentage of net sales, SG&A decreased 1.4 percentage points to 21.6 percent in fiscal year 2011 compared to the prior fiscal year. Research and development costs (“R&D”), including engineering, were $304.6 million, or 8.1 percent of net sales, in fiscal year 2011 compared to $322.7 million or 9.6 percent of net sales in the prior fiscal year. Employee compensation and benefit costs for indirect labor are also included in SG&A.

SG&A was $774.2 million in fiscal year 2010 compared to $831.4 million in the prior fiscal year, a decrease of $57.2 million. The decrease in SG&A was primarily due to lower restructuring expenses of $77.4 million and lower R&D, partially offset by unfavorable foreign currency translation of $20.5 million and higher variable compensation and benefit expenses due to improved performance. As a percentage of net sales, SG&A decreased 6.1 percentage points to 23.0 percent in fiscal year 2010 compared to the prior fiscal year. R&D was $322.7 million, or 9.6 percent of net sales, in fiscal year 2010 compared to $325.1 million or 11.4 percent of net sales in the prior fiscal year.

We continued to incur costs relating to our restructuring programs, which were designed to address our global footprint, cost structure, technology portfolio, human resources and internal processes. We recorded restructuring charges in SG&A of $16.5 million, $13.5 million and $90.9 million in fiscal years 2011, 2010 and 2009, respectively. Restructuring is further described under the caption “Restructuring” later in this discussion.

A summary of our SG&A by business segment is as follows:

	Year Ended June 30,
($ in thousands)	2011	Percentage of Net Sales	2010	Percentage of Net Sales	2009	Percentage of Net Sales
Automotive	$460,587	16.8%	$473,721	19.2%	$530,283	26.5%
Consumer	115,742	27.5%	104,088	27.9%	110,348	31.0%
Professional	153,210	25.0%	127,379	24.4%	138,848	28.2%
Other	84,270	*	69,001	*	51,940	*

Total	$813,809	21.6%	$774,189	23.0%	$831,419	29.1%

*	Percent not meaningful.

Automotive—Automotive SG&A decreased $13.1 million to $460.6 million in fiscal year 2011 compared to the prior fiscal year. The decrease in SG&A was primarily due to a net decrease in R&D of $30.1 million, favorable foreign currency translation of $8.9 million and a $5.9 million decline in charges related to automotive supply arrangements, partially offset by higher general and administrative expenses. As a percentage of net sales, SG&A decreased 2.4 percentage points to 16.8 percent in fiscal year 2011 compared to the prior fiscal year. R&D, net of reimbursements, including engineering, decreased $30.1 million to $235.9 million, or 8.6 percent of net sales in fiscal year 2011 compared to $265.9 million, or 10.8 percent of net sales in the prior fiscal year primarily due to higher net reimbursements of $40.6 million, partially offset by higher gross spending of $10.5 million in fiscal year 2011 as compared to the prior fiscal year.

Automotive SG&A decreased $56.6 million to $473.7 million in fiscal year 2010 compared to the prior fiscal year. The decrease in SG&A was primarily due to savings from our STEP Change cost reduction program, lower restructuring expenses and R&D, including engineering, partially offset by the impact of a settlement of a claim associated with an automotive supply arrangement and unfavorable foreign currency translation of $19.0 million. As a percentage of net sales, SG&A decreased 7.3 percentage points to 19.2 percent in fiscal year 2010 compared to the prior fiscal year. R&D, net of reimbursements decreased $3.2 million to $265.9 million, or 10.8 percent of net sales, in fiscal year 2010 compared to $269.1 million, or 13.4 percent of net sales, in the prior fiscal year, primarily due to lower gross spending of $18.7 million and higher net reimbursements of $15.5 million in fiscal year 2010 as compared to the prior fiscal year.

Consumer—Consumer SG&A increased $11.7 million to $115.7 million in fiscal year 2011 compared to the prior fiscal year. The increase in SG&A was primarily due to SG&A attributable to Selenium and increases in marketing activities. As a percentage of net sales, SG&A decreased 0.4 percentage points to 27.5 percent in fiscal year 2011 compared to the prior fiscal year. R&D decreased $1.0 million to $15.8 million, or 3.8 percent of net sales, compared to $16.8 million, or 4.5 percent of net sales, in the prior fiscal year.

Consumer SG&A decreased $6.3 million to $104.1 million in fiscal year 2010 compared to the prior fiscal year. The decrease in SG&A was primarily due to lower compensation and benefit expenses resulting from our STEP Change cost reduction program, partially offset by unfavorable foreign currency of $1.7 million. As a percentage of net sales, SG&A decreased 3.1 percentage points to 27.9 percent in fiscal year 2010 compared to the prior fiscal year. R&D decreased $1.9 million to $16.8 million, or 4.5 percent of net sales, compared to $18.7 million, or 5.2 percent of net sales, in the prior fiscal year.

Professional—Professional SG&A increased $25.8 million to $153.2 million in fiscal year 2011 compared to the prior fiscal year. The increase in SG&A was primarily due to SG&A attributable to Selenium, higher R&D and unfavorable foreign currency translation of $1.2 million. As a percentage of net sales, SG&A increased 0.6 percentage points to 25.0 percent in fiscal year 2011 compared to the prior fiscal year. R&D increased $3.6 million to $38.9 million or 6.3 percent of net sales, compared to $35.4 million or 6.8 percent of net sales in the prior fiscal year.

Professional SG&A decreased $11.5 million to $127.4 million in fiscal year 2010 compared to the prior fiscal year. The decrease in SG&A was primarily due to lower restructuring expenses and R&D, partially offset by higher variable compensation expenses associated with improved performance. As a percentage of net sales, SG&A decreased 3.8 percentage points to 24.4 percent in fiscal year 2010 compared to the prior fiscal year. R&D decreased $1.3 million to $35.4 million or 6.8 percent of net sales, compared to $36.7 million or 7.5 percent of net sales in the prior fiscal year.

Other—Other SG&A primarily includes compensation, benefit and occupancy costs for our corporate employees, expenses associated with new technology innovation and our corporate brand identity campaign, as well SG&A for Aha. Other SG&A increased $15.3 million to $84.3 million in fiscal year 2011 primarily due to higher R&D associated with new corporate technology, SG&A for Aha, higher advertising expenses and higher corporate development expenses.

Other SG&A increased $17.1 million to $69.0 million in fiscal year 2010 primarily due to higher compensation and benefit expenses due to improved performance of our Company, higher R&D and transaction costs related to the acquisition of Selenium. In the prior year compensation expense was lower due to a benefit from stock option forfeitures due to executive retirements and lower benefit expenses due to the suspension of 401(k) match and profit sharing contributions.

Sale of Intellectual Property

Effective February 15, 2011, we entered into an agreement with a third party pursuant to which we monetized certain intellectual property rights. Income of $16.5 million was recognized in connection with this transaction in our Automotive segment and is included in our Consolidated Statement of Operations for the fiscal year ended June 30, 2011 under the caption Sale of intellectual property.

Loss on Deconsolidation of Variable Interest Entity

In December 2009, we determined that we were no longer the primary beneficiary of a joint venture which was considered a variable interest entity and previously required consolidation. Since we were no longer the primary beneficiary, in December 2009 we deconsolidated the Harman Navis, Inc. joint venture which resulted in an overall loss of $13.1 million in our Automotive segment and is included in our Consolidated Statement of Operations as loss on deconsolidation of variable interest entity for the fiscal year ended June 30, 2010. The loss resulted primarily from the difference between the fair value of the consideration received for the disposal of our equity interest and the net asset value of the joint venture that was deconsolidated.

Restructuring

We announced a restructuring program in June 2006 designed to increase efficiency in our manufacturing, engineering and administrative organizations and expanded these activities from that time through June 2011 to improve our global footprint, cost structure, technology portfolio, human resources and internal processes.

In fiscal year 2009, programs initiated included the closure of the Woodbury, New York facility and numerous headcount reductions across our business units to reduce excess capacity due to decreased sales. The most significant of these programs was in Germany, Austria, the United Kingdom, Sweden and various locations in the United States. We additionally completed the transition of our Corporate Headquarters from Washington, D.C. to Stamford, Connecticut. In fiscal year 2010, we announced the relocation of certain manufacturing activities from the United Kingdom to Hungary, a consolidation and optimization of our manufacturing capabilities in China and the exit of the PND distribution channel in Germany. In fiscal year 2011, we announced the relocation of certain manufacturing activities from Washington, Missouri to Mexico, the outsourcing of certain manufacturing activities to third party suppliers, and we continued to refine and expand on activities launched in prior years.

A summary and components of our restructuring initiatives are as follows and include accruals for new programs as noted above plus revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Severance Related Costs	Third Party Contractor Termination Costs	Facility Closure and Other Related Costs	Asset Impairments(1)	Total
Liability, July 1, 2008	$33,639	$52	$1,640	$0	$35,331
Expense(2)	75,157	326	13,887	10,305	99,675
Accumulated depreciation offset	0	0	0	(10,305)	(10,305)
Payments	(39,106)	(65)	(6,894)	0	(46,065)
Foreign currency translation	(1,760)	(5)	0	0	(1,765)

Liability, June 30, 2009	67,930	308	8,633	0	76,871
Expense(2)	10,049	410	2,535	4,880	17,874
Accumulated depreciation offset	0	0	0	(4,880)	(4,880)
Payments	(41,186)	(33)	(4,299)	0	(45,518)
Foreign currency translation	(3,757)	3	5	0	(3,749)

Liability, June 30, 2010	33,036	688	6,874	0	40,598

Expense(2)	10,541	1,024	3,518	5,564	20,647
Accumulated depreciation offset	0	0	0	(5,564)	(5,564)
Payments	(15,231)	(513)	(3,833)	0	(19,577)
Foreign currency translation	3,416	103	(1)	0	3,518

Liability, June 30, 2011	$31,762	$1,302	$6,558	$0	$39,622

(1)

Credits related to restructuring charges for accelerated depreciation and inventory provisions are recorded against the related assets in Property, plant & equipment, net or Inventory in our Consolidated Balance Sheets and do not impact the restructuring liability.

(2)

Restructuring expenses noted above are primarily in SG&A in our Consolidated Statements of Operations. Asset impairments, which consist of accelerated depreciation and inventory provisions are primarily in Cost of sales in our Consolidated Statements of Operations.

Restructuring liabilities are recorded in Accrued liabilities and Other non-current liabilities in our Consolidated Balance Sheets.

Restructuring expenses by business segment are as follows:

	Year Ended June 30,
	2011	2010	2009
Automotive	$8,138	$2,785	$51,488
Consumer	4,873	7,574	13,250
Professional	1,835	2,191	16,369
Other	237	444	8,263

Total expense	15,083	12,994	89,370
Asset impairments	5,564	4,880	10,305

Total	$20,647	$17,874	$99,675

Goodwill

We test for impairment at the reporting unit level on an annual basis as of April 30th of every year and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The impairment test for goodwill is a two-step process. The first step compares the fair value of each reporting unit to its carrying value, with fair value of each reporting unit determined using established valuation techniques, specifically the market and income approaches. Should the results of the first step indicate that the fair value of a reporting unit is less than its carrying value, the second step of this test is conducted wherein the amount of any impairment is determined by comparing the implied fair value of goodwill in a reporting unit to the recorded amount of goodwill for that reporting unit. The implied fair value of goodwill is calculated as the excess of fair value of the reporting unit over the amounts assigned to its assets and liabilities. Should the fair value of the goodwill so calculated be less than the carrying value, an impairment is recognized. The annual goodwill impairment test conducted as of April 30, 2011 indicated that the fair value of each reporting unit was substantially in excess of its carrying value and, as such, no impairment was deemed to exist.

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

Goodwill was $119.4 million at June 30, 2011 compared with $105.9 million at June 30, 2010. The increase in goodwill in the fiscal year ended June 30, 2011 versus the prior fiscal year is primarily related to foreign currency translation, contingent purchase price consideration associated with the acquisition of innovative Systems GmbH (“innovative”) of $5.7 million and goodwill related to the acquisition of 3dB of $0.6 million, offset by approximately $4.5 million of purchase price adjustments for prior year acquisitions, primarily related to the acquisition of Selenium. Refer to Note 2 – Acquisitions in the Notes to the Consolidated Financial

Statements for further information. The contingent purchase price consideration associated with the acquisition of innovative is calculated pursuant to the terms of an agreement between the parties. On March 31, 2011, the innovative sellers sent us a letter to exercise their option to have the value of the future contingent purchase consideration determined by a major international accounting firm. The parties are currently disputing certain terms under such agreement and until such time as the dispute is resolved we will not be able to calculate the final purchase price.

The goodwill impairment charge for the fiscal year ended June 30, 2009 consisted of $295.1 million in our Automotive segment and $22.7 million in our Consumer segment.

The changes in the carrying amount of goodwill by business segment for the fiscal year ended June 30, 2011 were as follows:

	Automotive	Consumer	Professional	Other	Total
Balance, June 30, 2010	$6,127	$30,686	$69,109	$0	$105,922
Acquisition adjustments	0	(1,476)	(2,426)	0	(3,902)
Contingent purchase price consideration associated with the acquisition of innovative	5,737	0	0	0	5,737
Other adjustments(1)	1,495	4,667	5,438	0	11,600

Balance, June 30, 2011	$13,359	$33,877	$72,121	$0	$119,357

(1)	The other adjustments to goodwill primarily consist of foreign currency translation adjustments.

Operating Income (Loss)

Fiscal year 2011 operating income was $190.1 million, or 5.0 percent of net sales. This represents an increase of 2.5 percentage points compared to the prior fiscal year. The increase in operating income was primarily due to higher net sales.

Fiscal year 2010 operating income was $85.6 million, or 2.5 percent of net sales. This represents an increase of 20.1 percentage points compared to the operating loss in the prior fiscal year. The increase in operating income was primarily due to lower goodwill impairment charges and higher net sales.

A summary of our operating income (loss) by business segment is as follows:

	Year Ended June 30,
($ in thousands)	2011	Percentage of Net Sales	2010	Percentage of Net Sales	2009	Percentage of Net Sales
Automotive	$177,077	6.5%	$88,113	3.6%	$(439,957)	(21.9)%
Consumer	2,457	0.6%	(5,026)	(1.3)%	(49,939)	(14.0)%
Professional	93,962	15.3%	75,179	14.4%	44,363	9.0%
Other	(83,445)	*	(72,711)	*	(58,279)	*

Total	$190,051	5.0%	$85,555	2.5%	$(503,812)	(17.6)%

*	Percent not meaningful.

Interest Expense, net

Interest expense, net, was $22.6 million, $30.2 million and $20.6 million in fiscal years 2011, 2010 and 2009, respectively. Interest income included within interest expense, net was $9.9 million, $3.6 million and $8.1 million and gross interest expense included within interest expense, net was $32.5 million, $33.8 million and $28.7 million in fiscal years 2011, 2010 and 2009, respectively. Gross interest expense consisted of $19.3 million, $17.4 million and $14.8 million of non-cash interest expense and $13.2 million, $16.4 million and $13.9 million of cash interest expense, in fiscal years 2011, 2010 and 2009, respectively. Cash interest expense primarily relates to interest for the 1.25 percent Convertible Senior Notes (the “Convertible Senior Notes”), our short-term debt and our existing and prior revolving credit facilities. Refer to the heading “New Revolving Credit

Facility” below for further information on our existing revolving credit facility, including applicable interest rates. Interest income primarily relates to interest earned on our cash and cash equivalents, short-term investment balances and the variances from year to year are due to fluctuations in those balances and changes in interest rates. Non-cash interest expense is associated with the amortization of the debt discount on the Convertible Senior Notes and amortization of debt issuance costs on the Convertible Senior Notes and our existing and prior revolving credit facilities. The decrease in interest expense in fiscal year 2011 compared with the prior fiscal year is due to the fact that we had no borrowings under the existing revolving credit facility in fiscal year 2011 and lower overall interest rates. The increase in interest expense in fiscal year 2010 compared with the prior fiscal year is due to higher borrowings under our prior revolving credit facilities.

Miscellaneous Expenses, net

We recorded miscellaneous expenses, net, of $7.3 million, $6.3 million and $4.2 million, in fiscal year 2011, 2010 and 2009, respectively, primarily consisting of bank charges. Bank charges were $5.9 million, $5.3 million and $3.6 million in fiscal years 2011, 2010 and 2009, respectively.

Income Taxes

Our fiscal year 2011 and 2010 effective tax rate was an expense of 15.2 percent and 17.5 percent, respectively. The effective tax rate was lower than the U.S. Federal statutory rate of 35 percent due to the generation of U.S. federal income tax credits and the income mix and rate differential between the U.S. and foreign jurisdictions. The effective tax rate in fiscal year 2009 was a benefit of 20.2 percent.

Subsequent Events

Change in Segment Reporting

Effective July 1, 2011, we reorganized our business segments. Our new business segments now consist of Infotainment, Lifestyle, Professional and Other. Our Infotainment segment consists of the infotainment business previously reported in our Automotive segment and the results of Aha, previously reported in our Other segment. Our Lifestyle segment consists of the audio business previously reported in our Automotive segment, our Consumer segment and Luxury Home Audio, which was previously reported in our Professional segment. This change is designed to unlock earnings growth and to better align with consumer lifestyle preferences.

Acquisition

On July 22, 2011 (the “MWM Acquisition Date”), we and our wholly-owned subsidiary, Harman Holding Limited (“Harman Holding”), entered into an equity securities purchase agreement with a group of sellers (the “MWM Sellers”) to acquire all of the issued and outstanding shares of the MWM Acoustics group of companies (“MWM Acoustics”), a leading provider of high performance, embedded acoustic solutions (the “MWM Acquisition”). The purchase price for the MWM Acquisition was $80.0 million (the “Fixed Purchase Price”), which is subject to a working capital adjustment. The working capital adjustment is to be determined within 60 days of the MWM Acquisition Date. On the MWM Acquisition Date, we and Harman Holding paid the MWM Sellers a total of $72.0 million. The remainder of the Fixed Purchase Price of $8.0 million will be payable on the later of December 31, 2012, or upon the resolution of any outstanding indemnification claims. The acquisition is also subject to a $57.0 million earn-out which is payable contingent on the achievement of certain financial targets in the fiscal year ended June 30, 2014. The total cost of the MWM Acquisition, including the fair value of the earn-out, will be allocated to the assets acquired and liabilities assumed based on their fair values at the MWM Acquisition Date. We are in the process of finalizing the valuation of the net assets acquired. The results of MWM Acoustics will be reported in our Lifestyle segment.

Dividend Declaration

On August 10, 2011, we declared a cash dividend of $0.075 per share for the quarter ended June 30, 2011. The quarterly dividend will be paid on September 6, 2011 to each stockholder of record as of the close of business on August 22, 2011.

Financial Condition

Liquidity and Capital Resources

We will continue to have cash requirements to support seasonal working capital needs, investments in our manufacturing facilities, including major investments related to manufacturing and research facilities in China, interest and principal payments for our debt service, dividend payments and restructuring payments. We primarily intend to use cash on hand and cash generated by operations to meet these requirements, and to the extent necessary, borrowings under our revolving credit facility.

We believe that our existing cash and cash equivalents of $603.9 million and our short-term investments of $317.3 million at June 30, 2011, together with our operating cash flows, and our availability of $542.7 million under our existing revolving credit facility, will be sufficient to cover our working capital needs, capital expenditures, investment requirements, acquisitions, commitments and quarterly dividends for at least the next 12 months.

Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and maintain access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors beyond our control. We earn a significant amount of our operating income outside the U.S., which income is deemed to be permanently reinvested in foreign jurisdictions. For at least the next 12 months, we have sufficient cash in the U.S., availability under our existing revolving credit facility and forecasted domestic cash flow to sustain our operating activities and cash commitments for investing and financing activities, such as quarterly dividends and repayment of debt, such that we will not have to repatriate earnings. In addition, we expect existing foreign cash and cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months. Below is a more detailed discussion of our cash flow activities during the fiscal year ended June 30, 2011.

Operating Activities

Net cash provided by operating activities in fiscal year 2011 was $331.8 million compared to $240.4 million in fiscal year 2010. Operating cash flows increased primarily due to higher operating income, lower payments to vendors for accounts payable resulting from better management of our vendor payment terms, lower warranty and income tax payments. These increases were partially offset by increases in inventory purchases in anticipation of future sales and lower collections of accounts receivable. At June 30, 2011, working capital, excluding cash, short-term investments and short-term debt was $141.5 million compared with $178.9 million at June 30, 2010. The decrease was primarily due to higher accounts payable, accrued liabilities and accrued warranties, partially offset by higher accounts receivable and inventories.

Investing Activities

Net cash used in investing activities was $434.5 million in fiscal year 2011 compared to $66.7 million in fiscal year 2010. The increase in net cash used in investing activities compared to the same period in the prior year was primarily due to an increase of $317.3 million of short-term investments, consisting of commercial paper, short-term deposits and government bonds, time deposits, and treasury bills with original maturities of greater than three months and less than one year. Capital expenditures for the fiscal year ended June 30, 2011 were $108.4 million, in support of new automotive awards, compared to $60.0 million for the same period in the prior year. Capital spending was higher due to expansion of production capacity, increases in information technology related programs and product improvement programs. In June 2011, we paid an additional $11.2 million of the remaining purchase price for Selenium. In February 2011 we completed the acquisition of 3dB for a total purchase price of $3.0 million, plus a working capital adjustment of $0.5 million, of which $2.3 million was paid in fiscal year 2011. In September 2010, we completed the acquisition of Aha for $1.8 million. Refer to Note 2 – Acquisitions in the Notes to the Consolidated Financial Statements for further information. We expect that our run rate for capital expenditures will be similar to the current year.

Financing Activities

Net cash flows used in financing activities were $8.4 million in fiscal year 2011 compared to $222.3 million in fiscal year 2010. The decrease was primarily due to a decrease in repayments under the revolving credit facility of $228.9 million and an increase in share based compensation of $8.0 million, partially offset by a decrease of $12.5 million in short-term borrowings, debt issuance costs of $7.0 million and the payment of $3.5 million in dividends.

In the third quarter of fiscal year 2011, our Board of Directors reinstated the payment of a cash dividend, which had been suspended since the third quarter of fiscal year 2009. During fiscal year 2011, we paid cash dividends of $0.05 per share, with a dividend of $0.025 paid in each of the third and fourth quarters only. During fiscal year 2010, we did not pay any cash dividends. In June 2011, we announced an increase in our dividend for fiscal year 2012 to $0.30 per share, to be paid quarterly at the rate of $0.075 per share.

Our total debt, including short-term borrowings, at June 30, 2011 was $402.6 million, or $381.0 million, net of discount, and was primarily comprised of $400.0 million of the Convertible Senior Notes, which are shown net of a discount of $21.6 million in our Consolidated Balance Sheet at June 30, 2011. Also included in total debt at June 30, 2011 is short-term debt and capital lease obligations of $2.6 million.

Our total debt, including short-term borrowings, at June 30, 2010 was $415.2 million or $377.8 million, net of discount, and was primarily comprised of $400.0 million of the Convertible Senior Notes, which are shown net of a discount of $37.3 million in our Consolidated Balance Sheet at June 30, 2010. Also included in total debt at June 30, 2010 are short-term debt of $13.9 million and long-term capital leases and other long-term borrowings of $1.2 million.

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

The Credit Agreement effectively replaced our previous revolving credit facility, the second amended and restated multi-currency, multi-option credit agreement dated March 31, 2009, as amended (the “2009 Credit Agreement”), which had a maximum borrowing capacity of $231.6 million (the “2009 Maximum Borrowing Capacity”), including outstanding letters of credit. As a result of such replacement, we voluntarily terminated the 2009 Credit Agreement. There were no outstanding borrowings under the 2009 Credit Agreement as of December 1, 2010, and we incurred no early termination penalties due to the termination of the 2009 Credit Agreement.

Interest rates for borrowings under the Revolving Credit Facility range from 0.875 percent to 1.375 percent above the applicable base rate for base rate loans and range from 1.875 percent to 2.375 percent above the London Interbank Offered Rate (“LIBOR”) for Eurocurrency loans based on our Total Leverage Ratio (as defined below). In addition, we are obligated to pay an annual facility fee on the Aggregate Commitment, whether drawn or undrawn, ranging from 0.375 percent to 0.625 percent based on our Total Leverage Ratio. Any proceeds from borrowings under the Revolving Credit Facility may be used for general corporate purposes.

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

The Credit Agreement also contains covenants that, require us to maintain minimum levels of liquidity in certain specified circumstances and imposes limitations on our ability to do the following: incur debt, place liens on our assets, make fundamental changes, sell assets, make investments, undertake transactions with affiliates, undertake sale and leaseback transactions, incur guarantee obligations, modify or prepay certain material debt (including the Convertible Senior Notes), enter into hedging agreements, pay dividends, make capital expenditures and acquire certain types of collateral.

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including failure to make timely payments, breaches of representations or covenants, or a change in control of our Company, as defined in the Credit Agreement.

At June 30, 2011, we had no borrowings under the Credit Agreement and had outstanding letters of credit of $7.3 million. Unused available credit under the Credit Agreement was $542.7 million at June 30, 2011. In connection with the Credit Agreement we incurred $7.0 million in fees and other expenses which have been capitalized within Other assets in our Consolidated Balance Sheet. These costs will be amortized over the term of the Credit Agreement on a straight-line basis. In addition, we wrote off $0.7 million of debt issuance costs, associated with the 2009 Credit Agreement, which represented the portion of these costs that were attributed to the 2009 Credit Agreement.

If we do not meet the forecast in our budgets, we could violate our debt covenants and, absent a waiver from our lenders or an amendment to our Credit Agreement, we could be in default under the Credit Agreement. As a result, our debt under the Credit Agreement could become due, which would have a material adverse effect on our financial condition and results of operations. A default under the Credit Agreement, if the lenders were to accelerate the amounts due thereunder, could also lead to an event of default under the indenture governing the Convertible Senior Notes (the “Indenture”), as amended, and the acceleration of the Convertible Senior Notes. As of June 30, 2011, we were in compliance with all the financial covenants of the Credit Agreement. We believe we will be in compliance with these covenants for at least the next 12 months.

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

The term of the Guarantee and Collateral Agreement corresponds with the term of the Credit Agreement, which matures on December 1, 2015. Under the terms of this Guarantee and Collateral Agreement, we have effectively guaranteed the payment of the full amount of borrowings under the Credit Agreement, including outstanding letters of credit, upon maturity. The potential amount of future payments that we would be required to pay under the Guarantee and Collateral Agreement is the amount that we have borrowed under the Credit Agreement, including outstanding letters of credit. At June 30, 2011, we had no borrowings under the Credit Agreement and had outstanding letters of credit of $7.3 million.

Convertible Senior Notes

We had $400 million of Convertible Senior Notes outstanding at June 30, 2011 and June 30, 2010 which are more fully described in Note 9 – Debt in the Notes to the Consolidated Financial Statements.

The Indenture contains covenants, one of which required us to calculate the ratio of Consolidated Total Debt to Consolidated EBITDA, as defined in the Indenture, each time we incurred additional indebtedness, for the most recently ended four quarter period (the “Incurrence of Debt Covenant”). On January 12, 2010, we entered into a supplemental indenture to the Indenture (the “Supplemental Indenture”) which amended the Incurrence of Debt Covenant. Under the Supplemental Indenture, we were permitted to, without complying with the ratio of Consolidated Total Debt to Consolidated EBITDA of 3.25 to 1.00: (a) incur revolving extensions of credit under the 2009 Credit Agreement, up to a maximum amount of $231.6 million, and (b) incur additional indebtedness, subject to a requirement to make a pro rata offer to purchase a principal face amount of the Convertible Senior Notes equal to 50 percent of the aggregate amount of such indebtedness so incurred, plus accrued and unpaid interest thereon. The Incurrence of Debt Covenant lapsed on October 23, 2010, and was no longer applicable to us after this date. At June 30, 2011, we were in compliance with all covenants under the Indenture, as amended, and we believe that we will be in compliance with these covenants for at least the next 12 months.

Off-Balance Sheet Arrangements

We enter into operating leases for land, buildings and equipment in the normal course of business which are not included in our Consolidated Balance Sheets. In addition, we had outstanding letters of credit of $7.3 million and $6.6 million at June 30, 2011 and 2010, respectively that were not included in our Consolidated Balance Sheets.

Contractual Obligations

We have obligations and commitments to make future payments under debt agreements and operating leases. The following table details our financing obligations by due date:

	Year Ending June 30,
($ in thousands)	2012	2013	2014	2015	2016	Thereafter	Total
Short term borrowings(1)	$1,785	$0	$0	$0	$0	$0	$1,785
Current portion of long-term debt(1)	386	0	0	0	0	0	386
Convertible senior notes(1)	0	400,000	0	0	0	0	400,000
Firm commitments for capital expenditures	20,112	0	0	0	0	0	20,112
Purchase obligations(2)	183,633	0	0	0	0	0	183,633
Capital leases(1), (3)	442	0	0	0	0	0	442
Non-cancelable operating leases(3)	43,155	41,144	37,671	31,718	28,377	74,943	257,008
Uncertain tax positions(4)	32,265	0	0	0	0	0	32,265

Total contractual cash obligations	$281,778	$441,144	$37,671	$31,718	$28,377	$74,943	$895,631

(1)	Refer to Note 9 – Debt in the Notes to the Consolidated Financial Statements for more information and for interest payments associated with our short-term borrowings and long-term debt.
(2)	Includes amounts committed under enforceable agreements for purchase of goods and services with defined terms as to quantity, price and timing of delivery.

(3)	Refer to Note 12 – Leases in the Notes to the Consolidated Financial Statements.
(4)	Refer to Note 13 – Income Taxes in the Notes to the Consolidated Financial Statements. All uncertain tax positions are included in fiscal year 2012 as timing of such payments cannot be estimated.

Equity

Total shareholders’ equity at June 30, 2011 was $1,424 billion compared with $1.135 billion at June 30, 2010. The increase is primarily due to current year operating income and favorable foreign currency translation, partially offset by losses from hedging instruments. There were no shares of our common stock repurchased during the fiscal year ended June 30, 2011.

Business Outlook

Our future outlook may continue to be impacted by a contraction of consumer discretionary spending and by changes in foreign currency exchange rates. The recent constraints in the supply of rare earth minerals, specifically neodymium, used in our products, will increase our costs by approximately $85 million in fiscal year 2012 and may continue to have a negative impact on our profitability. We are currently investigating alternative design solutions utilizing other materials and also have initiated discussions about potential price increases with our customers. To date, we believe our actions will be successful in mitigating approximately $30 million of the impact from this cost increase. By the end of the first quarter of fiscal 2012, we will have better information about this situation and will provide updated information at that time. In spite of this, we expect our overall year-over-year profitability to improve.

In June 2011, we achieved our goal of $400 million in our STEP change cost savings program, previously announced in February 2008. We believe this developed a culture of efficiency, which will enable us to remain competitive.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are required to include information about potential effects of changes in interest rates and currency exchange rates in our periodic reports filed with the SEC.

Interest Rate Sensitivity/Risk

At June 30, 2011, interest on approximately 99 percent of our borrowings was determined on a fixed rate basis. The interest rates on the balance of our debt are subject to changes in U.S. and European short-term interest rates. To assess exposure to interest rate changes, we have performed a sensitivity analysis assuming a hypothetical 100 basis point increase or decrease in interest rates across all outstanding debt and investments. Our analysis indicates that the effect on fiscal year 2011 income from continuing operations before income taxes of such an increase and decrease in interest rates would be approximately $9.4 million.

Foreign Currency Risk

We maintain significant operations in Germany, the United Kingdom, France, Austria, Hungary, Mexico, China and Brazil. As a result, we are subject to market risks arising from changes in these foreign currency exchange rates, principally the change in the value of the Euro versus the U.S. Dollar. Refer to Note 10 – Derivatives in the Consolidated Financial Statements for additional discussion on our financial risk management.

Our subsidiaries purchase products and raw materials and sell our products in various currencies. As a result, we may be exposed to cost changes relative to local currencies in these markets. To mitigate these transactional risks, we enter into foreign exchange contracts. Also, foreign currency positions are partially offsetting and are netted against one another to reduce exposure. We presently estimate the effect on projected 2012 income before income taxes, based upon a recent estimate of foreign exchange transactional exposure, of a uniform strengthening or uniform weakening of the transaction currency rates of 10 percent, would be to increase or decrease income from continuing operations before income taxes by approximately $16.4 million. As of June 30, 2011, we had hedged a portion of our estimated foreign currency transactions using foreign exchange contracts, including forwards and options.

We presently estimate the effect on projected 2012 income before income taxes, based upon a recent estimate of foreign exchange translation exposure (translating the operating performance of our foreign subsidiaries into U.S. Dollars), of a uniform strengthening or weakening of the U.S. Dollar by 10 percent, would be to increase or decrease income from continuing operations before income taxes by approximately $20.9 million.

Changes in currency exchange rates, principally the change in the value of the Euro compared to the U.S. dollar have an impact on our reported results when the financial statements of foreign subsidiaries are translated into U.S. dollars. Over half our sales are denominated in Euros. The average exchange rate for the Euro versus the U.S. dollar for the fiscal year ended June 30, 2011 increased 1.9 percent from the same period in the prior fiscal year.

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

We assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, we used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework.” Our assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, overall control environment and information systems control environment. Based on our assessment, we have concluded that, as of June 30, 2011, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting, as of June 30, 2011, has been audited by KPMG LLP (“KPMG”), an independent registered public accounting firm. KPMG’s report on our internal controls over financial reporting is included herein.

/s/ DINESH C. PALIWAL
Dinesh C. Paliwal Chairman, President and Chief Executive Officer

/s/ HERBERT K. PARKER
Herbert K. Parker Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Harman International Industries, Incorporated:

We have audited Harman International Industries, Incorporated and subsidiaries’ (“the Company”) internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Harman International Industries, Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harman International Industries, Incorporated and subsidiaries as of June 30, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended June 30, 2011, and our report dated August 11, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Stamford, Connecticut

August 11, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Harman International Industries, Incorporated:

We have audited the accompanying consolidated balance sheets of Harman International Industries, Incorporated and subsidiaries (“the Company”) as of June 30, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended June 30, 2011. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule for each of the years in the three-year period ended June 30, 2011. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harman International Industries, Incorporated and subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Harman International Industries, Incorporated’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 11, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Stamford, Connecticut

August 11, 2011

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
(in thousands)	2011	2010
Assets
Current assets
Cash and cash equivalents	$603,892	$645,570
Short-term investments	317,322	0
Receivables, net	579,272	517,092
Inventories, net	423,137	353,123
Other current assets	184,532	158,194

Total current assets	2,108,155	1,673,979
Property, plant and equipment, net	470,300	421,949
Goodwill	119,357	105,922
Deferred tax assets, long-term	229,941	247,602
Other assets	130,742	106,763

Total assets	$3,058,495	$2,556,215

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$386	$463
Short-term debt	1,785	13,472
Accounts payable	473,486	382,985
Accrued liabilities	436,537	363,261
Accrued warranties	122,396	99,329
Income taxes payable	12,991	3,941

Total current liabilities	1,047,581	863,451
Convertible senior notes	378,401	362,693
Other senior debt	0	1,209
Other non-current liabilities	208,855	193,970

Total liabilities	1,634,837	1,421,323

Preferred stock	0	0
Common stock	956	952
Additional paid-in capital	915,433	892,129
Accumulated other comprehensive income	136,733	3,666
Retained earnings	1,418,106	1,285,715
Less: Common stock held in treasury	(1,047,570)	(1,047,570)

Total shareholders’ equity	1,423,658	1,134,892

Total liabilities and shareholders’ equity	$3,058,495	$2,556,215

See accompanying Notes to the Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
(in thousands, except per share data)	2011	2010	2009
Net sales	$3,772,345	$3,364,428	$2,854,895
Cost of sales	2,784,995	2,479,270	2,209,545

Gross profit	987,350	885,158	645,350
Selling, general and administrative expenses	813,809	774,189	831,419
Sale of intellectual property	(16,510)	0	0
Loss on deconsolidation of variable interest entity	0	13,122	0
Goodwill impairment	0	12,292	317,743

Operating income (loss)	190,051	85,555	(503,812)
Other expenses:
Interest expense, net	22,576	30,215	20,574
Miscellaneous, net	7,255	6,263	4,224

Income (loss) from continuing operations before income taxes	160,220	49,077	(528,610)
Income tax expense (benefit), net	24,304	8,610	(107,017)

Income (loss) from continuing operations, net of income taxes	135,916	40,467	(421,593)

Gain on sale of discontinued operations, net of income taxes	0	114,197	0
Income (loss) from discontinued operations, net of income taxes	0	9,394	(9,159)

Net income (loss) from discontinued operations	0	123,591	(9,159)

Net income (loss)	135,916	164,058	(430,752)
Less: Net income attributable to noncontrolling interest	0	5,289	752

Net income (loss) attributable to Harman International Industries, Incorporated	$135,916	$158,769	$(431,504)

Net income (loss) from continuing operations attributable to Harman International Industries, Incorporated
Income (loss) from continuing operations, net of income taxes	$135,916	$40,467	$(421,593)
Less: Net income attributable to noncontrolling interest	0	5,289	752

Net income (loss) from continuing operations attributable to Harman International Industries, Incorporated	$135,916	$35,178	$(422,345)

Earnings (Loss) per share from continuing operations attributable to Harman International Industries, Incorporated:
Basic	$1.91	$0.50	$(7.19)

Diluted	$1.90	$0.50	$(7.19)

Earnings (Loss) per share from discontinued operations:
Basic	$0.00	$1.76	$(0.16)

Diluted	$0.00	$1.75	$(0.16)

Earnings (Loss) per share:
Basic	$1.91	$2.26	$(7.34)

Diluted	$1.90	$2.25	$(7.34)

Weighted Average Shares Outstanding:
Basic	70,992	70,350	58,766

Diluted	71,635	70,595	58,766

See accompanying Notes to the Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
(in thousands)	2011	2010	2009
Cash flows from operating activities:
Net income (loss) attributable to Harman International Industries, Incorporated	$135,916	$158,769	$(431,504)
Adjustments to reconcile net income (loss) attributable to Harman International Industries, Incorporated to net cash provided by operating activities:
(Income) loss from discontinued operations, net of income taxes	0	(9,394)	9,159
Gain on sale of QNX Entities	0	(114,197)	0
Goodwill impairment	0	12,292	317,743
Loss on deconsolidation of variable interest entity	0	13,122	0
Depreciation and amortization	123,264	127,654	145,786
Deferred income tax (benefit) expense	(8,926)	3,954	(107,789)
Noncontrolling interest	0	5,289	752
Loss (gain) on disposition of assets	1,272	593	(13,753)
Share-based compensation	17,973	21,320	9,770
Non-cash interest expense	19,258	12,250	13,871
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in:
Receivables	(4,222)	(144,100)	117,587
Inventories	(25,534)	(40,055)	27,775
Other current assets	9,733	(10,194)	83,327
Increase (decrease) in:
Accounts payable	49,707	180,064	(81,531)
Accrued warranties	23,067	20,586	(18,324)
Accrued other liabilities	(12,535)	(17,344)	13,056
Income taxes payable	5,378	(5,410)	(2,781)
Other operating activities	(2,601)	(23,773)	(21,346)

Net cash from continuing operations provided by operating activities	331,750	191,426	61,798
Net cash from discontinued operations provided by operating activities	0	49,013	12,653

Net cash provided by operating activities	331,750	240,439	74,451

Cash flows from investing activities:
Purchases of short-term investments	(599,495)	0	0
Maturities of short-term investments	282,173	0	0
Acquisitions, net of cash received	(14,800)	(63,843)	0
Deconsolidation of variable interest entity	0	(11,347)	0
Contingent purchase price consideration	0	0	(7,443)
Proceeds from sale of QNX Entities, net of cash paid	0	199,560	0
Proceeds from asset dispositions	3,005	2,531	22,882
Capital expenditures	(108,357)	(60,033)	(79,122)
Other items, net	2,974	0	(2,601)

Net cash from continuing operations (used in) provided by investing activities	(434,500)	66,868	(66,284)
Net cash from discontinued operations (used in) provided by investing activities	0	(167)	(728)

Net cash (used in) provided by investing activities	(434,500)	66,701	(67,012)

Cash flows from financing activities:
Net decrease in short-term borrowings	(12,461)	0	0
Net increase in long-term borrowings	5,066	5,073	936
Net (repayments) borrowings under revolving credit facility	0	(228,890)	197,000
Issuance of common stock	0	0	189,723
Dividends paid to shareholders	(3,525)	0	(2,207)
Share-based payment arrangements	9,544	1,557	142
Debt issuance costs	(7,002)	0	(9,733)
Excess tax benefits from share-based payment arrangements	0	0	126

Net cash from continuing operations (used in) provided by financing activities	(8,378)	(222,260)	375,987
Net cash from discontinued operations used in financing activities	0	0	(1)

Net cash (used in) provided by financing activities	(8,378)	(222,260)	375,986

Effect of exchange rate changes on cash	69,450	(25,669)	(20,175)

Net (decrease) increase in cash and cash equivalents	(41,678)	59,211	363,250
Cash and cash equivalents at beginning of period	645,570	586,359	223,109

Cash and cash equivalents at end of period	$603,892	$645,570	$586,359

See accompanying Notes to the Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

Years Ended June 30, 2011, 2010 and 2009
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Harman Shareholders’ Equity	Non- controlling Interest	Total Equity
($ in thousands)	Number of Shares	$.01 Par Value
Balance, June 30, 2008	58,518,066	$841	$676,648	$191,531	$1,560,657	$(1,047,570)	$1,382,107	34	$1,382,141

Comprehensive loss:
Net income attributable to Harman International Industries, Incorporated	0	0	0	0	(431,504)	0	(431,504)	0	(431,504)
Foreign currency translation adjustment	0	0	0	(120,251)	0	0	(120,251)	0	(120,251)
Unrealized loss on hedging derivatives	0	0	0	(7,713)	0	0	(7,713)	0	(7,713)
Pension liability adjustment	0	0	0	(1,874)	0	0	(1,874)	0	(1,874)
Unrealized loss on available-for-sale securities	0	0	0	(4,495)	0	0	(4,495)	0	(4,495)

Total comprehensive loss	0	0	0	(134,333)	(431,504)	0	(565,837)	0	(565,837)

Issuance of common stock	10,667,000	107	189,723	0	0	0	189,830	0	189,830
Exercise of stock options, net of shares received	144,712	1	142	0	0	0	143	0	143
Excess tax benefit from stock option exercise	0	0	126	0	0	0	126	0	126
Share-based compensation, net	0	0	2,970	0	0	0	2,970	0	2,970
Dividends ($0.05 per share)(1)	0	0	0	0	(2,207)	0	(2,207)	0	(2,207)
Noncontrolling interest	0	0	0	0	0	0	—	752	752

Balance, June 30, 2009	69,329,778	$949	$869,609	$57,198	$1,126,946	$(1,047,570)	$1,007,132	786	$1,007,918

Comprehensive (loss) income:
Net income attributable to Harman International Industries, Incorporated	0	0	0	0	158,769	0	158,769	0	158,769
Foreign currency translation adjustment	0	0	0	(66,500)	0	0	(66,500)	0	(66,500)
Unrealized gain on hedging derivatives	0	0	0	27,749	0	0	27,749	0	27,749
Pension liability adjustment	0	0	0	(13,599)	0	0	(13,599)	0	(13,599)
Unrealized loss on available-for-sale securities	0	0	0	(1,182)	0	0	(1,182)	0	(1,182)

Total comprehensive (loss) income	0	0	0	(53,532)	158,769	0	105,237	0	105,237

Restricted stock unit vesting	68,699	0	0	0	0	0	0	0	0
Exercise of stock options, net of shares received	131,542	3	2,584	0	0	0	2,587	0	2,587
Share-based compensation, net	0	0	19,936	0	0	0	19,936	0	19,936
Noncontrolling interest	0	0	0	0	0	0	0	(786)	(786)

Balance, June 30, 2010	69,530,019	$952	$892,129	$3,666	$1,285,715	$(1,047,570)	$1,134,892	0	$1,134,892

Comprehensive income:
Net income attributable to Harman International Industries, Incorporated	0	0	0	0	135,916	0	135,916	0	135,916
Foreign currency translation adjustment	0	0	0	164,079	0	0	164,079	0	164,079
Unrealized loss on hedging derivatives	0	0	0	(41,892)	0	0	(41,892)	0	(41,892)
Pension liability adjustment	0	0	0	9,117	0	0	9,117	0	9,117
Unrealized gain on available-for-sale securities	0	0	0	1,763	0	0	1,763	0	1,763

Total comprehensive income	0	0	0	133,067	135,916	0	268,983	0	268,983

Restricted stock unit vesting	44,948	0	0	0	0	0	0	0	0
Exercise of stock options, net of shares received	345,284	4	9,544	0	0	0	9,548	0	9,548
Share-based compensation, net	0	0	13,760	0	0	0	13,760	0	13,760
Dividends ($0.10 per share)(1)	0	0	0	0	(3,525)	0	(3,525)	0	(3,525)

Balance, June 30, 2011	69,920,251	$956	$915,433	$136,733	$1,418,106	$(1,047,570)	$1,423,658	0	$1,423,658

(1)	Cash dividends declared on common stock were $0.0125 in each of the first and second quarter of fiscal year 2009 and were $0.025 in each of the third and fourth quarters of fiscal year 2011.

See accompanying Notes to the Consolidated Financial Statements.

Harman International Industries, Incorporated and Subsidiaries

Notes to the Consolidated Financial Statements

(Dollars in thousands, except per-share data and unless otherwise indicated)

Note 1 – Summary of Significant Accounting Policies

References to “we,” “us,” “our,” the “Company” and “Harman” refer to Harman International Industries, Incorporated and its consolidated subsidiaries unless the context specifically indicates otherwise.

Description of Business: We believe we are a worldwide leader in the development, manufacture and marketing of high-quality, high-fidelity audio products and electronic systems. We have developed, both internally and through a series of strategic acquisitions, a broad range of product offerings sold under renowned brand names in our principal markets. We also believe we are a leader in digitally integrated infotainment systems for the automotive industry. Our AKG®, Crown®, JBL®, Infinity®, Harman/Kardon®, Lexicon®, dbx®, Studer®, Soundcraft®, Mark Levinson®, Selenium® and Becker® brand names are well-known worldwide for premium quality and performance. We have built these brands by developing our engineering, manufacturing and marketing competencies, and have employed these resources to establish our Company as a leader in the markets we serve.

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

Reclassifications: Where necessary, information for prior fiscal years has been reclassified to conform to the fiscal year 2011 financial statement presentation.

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

Changes in Estimates: In the ordinary course of accounting for items discussed above, we make changes in estimates as appropriate, and as we become aware of circumstances affecting those estimates. Such changes and refinements in estimation methodologies are reflected in reported results of operations in the period in which the changes are made and, if material, their effects are disclosed in the Notes to the Consolidated Financial Statements.

Revenue Recognition: Revenue is generally recognized at the time of product shipment or delivery, depending on when the passage of title to goods transfers to unaffiliated customers and when all of the following have occurred: a firm sales agreement is in place, pricing is fixed or determinable and collection is reasonably assured. Sales are reported net of estimated returns, discounts, rebates and incentives. Substantially all of our revenue transactions involve the delivery of a physical product. Royalty income, which is not material, is recorded when earned based upon contract terms with licensees which provide for royalties.

We enter into incentive agreements with certain automotive customers which relate to a specific program award. These incentives are generally based on fixed payments paid by us to the automotive manufacturer, and are generally deferred, if certain criteria are met. The deferability criteria include the existence of legally enforceable rights, management’s ability and intent to enforce the recoverability clauses and the ability to generate future earnings from the agreement in excess of the deferred amounts. Capitalized amounts are amortized, generally as a reduction to revenue, over the related program award term based on our estimate of future volumes. Our estimates are reviewed regularly and the cumulative impact of a revision in estimates is recorded in the period such revisions become probable and estimable.

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

Allowance for Doubtful Accounts: We reserve an estimated amount for accounts receivable that may not be collected. Methodologies for estimating the allowance for doubtful accounts are primarily based on specific identification of uncollectible accounts. Historical collection rates and customer credit worthiness are considered in determining specific reserves. At June 30, 2011 and June 30, 2010, we had $7.0 million and $8.1 million, respectively, reserved for possible uncollectible accounts receivable. As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating our allowance for doubtful accounts.

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

R&D: Research and development is expensed as incurred. R&D, net of customer reimbursements, were $304.6 million, $322.7 million and $325.1 million for the fiscal years ending June 30, 2011, 2010 and 2009, respectively.

Interest Expense, net: Interest expense, net, includes interest expense and amortization of original issue discount on debt securities and debt issuance costs, net of interest income.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, money-market funds and investments with original maturities of three months or less.

Restricted Cash and Investments: We have a deferred compensation arrangement with certain foreign employees which requires us to maintain cash on hand. At June 30, 2011 and June 30, 2010, such restricted cash amounts were $8.0 million and $6.2 million, respectively, and were included in Other assets in our Consolidated Balance Sheets.

Short-Term Investments: Short-term investments consist of investments in commercial paper, government bonds and short-term deposits with original maturities of greater than three months and less than one year.

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

Goodwill: Goodwill is tested for impairment annually each April 30th or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We estimate the fair value of each reporting unit using a discounted cash flow methodology. This requires us to use significant judgment, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, determination of our weighted average cost of capital, and relevant market data. Refer to Note 8 – Goodwill for more information.

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

Impairment of Long-Lived Assets: We review the recoverability of our long-lived assets, including buildings, equipment and other definite-lived intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on undiscounted cash flows. We will continue to monitor the need for impairment tests, which could result in additional impairment charges. We did not record any impairment charges for long-lived assets in 2011 and 2009. We recognized $1.2 million in impairment charges related to facilities that were held-for-sale in the fiscal year ended June 30, 2010.

Pre-Production and Development Costs: We incur pre-production and development costs related to infotainment systems that we develop for automobile manufacturers pursuant to long-term supply arrangements. Portions of these costs are reimbursable under separate agreements and are recorded as unbilled costs in our Consolidated Balance Sheets in Other current assets and Other assets, once an agreement is signed.

At June 30, 2011 and 2010, unbilled costs were $40.5 million and $17.5 million, respectively, related to pre-production costs. At June 30, 2011 and 2010 unbilled costs reimbursable in the next 12 months totaled $13.5 million and $5.8 million, respectively, and were recorded in other current assets in our Consolidated Balance Sheets. Unbilled costs reimbursable in subsequent years at June 30, 2011 and 2010 totaled $27.0 million and $11.7 million, respectively, and were recorded in Other assets in our Consolidated Balance Sheets. At June 30, 2011 and 2010, we had fixed assets of $18.0 million and $11.7 million, respectively, for molds, dies and other tools included in our Consolidated Balance Sheets, which our customers will eventually purchase and own pursuant to long-term supply arrangements.

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

The calculation of our deferred tax liabilities involves evaluating uncertainties in the application of complex tax regulations. We recognize liabilities for tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether and the extent to which additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in additional tax benefits recognized in the period in which we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. We recognize interest and penalties related to income tax matters in income tax expense. Refer to Note 13 – Income Taxes, for further information

Retirement Benefits: We provide postretirement benefits to certain employees. Employees in the United States are covered by a defined contribution plan. Our contributions to this plan are based on a percentage of employee contributions and, with the approval of our Board of Directors, profit sharing contributions may be made as a percentage of employee compensation. Effective January 1, 2010, we reinstated all the matching contributions to the defined contribution plan, which were previously suspended effective January 1, 2009. These plans are funded on a current basis. We also have a Supplemental Executive Retirement Plan (“SERP”) in the United States that provides retirement, death and termination benefits, as defined, to certain key executives designated by our Board of Directors.

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

We record all derivative instruments as either assets or liabilities at fair value in our Consolidated Balance Sheets. Certain of these derivative contracts have been designated as cash flow hedges, whereby gains and losses are reported within AOCI in our Consolidated Balance Sheets, until the underlying transaction occurs, at which point they are reported in earnings as gains or losses in our Consolidated Statements of Operations. Certain of our derivatives, for which hedge accounting is not applied, are effective as economic hedges. These derivative contracts are required to be recognized each period at fair value, with gains and losses reported in earnings in our Consolidated Statements of Operations and therefore do result in some level of earnings volatility. The level of volatility will vary with the type and amount of derivative hedges outstanding, as well as fluctuations in the currency and interest rate markets during the period. The related cash flow impacts of all our derivative activities are reflected as cash flows from operating activities in our Consolidated Statements of Cash Flows. Refer to Note 10 – Derivatives for more information.

Interest Rate Management: We have an interest rate swap agreement to effectively convert the interest on an operating lease from a variable to a fixed rate. At the end of each reporting period, the fair value of the interest rate swap agreement is calculated. The fair value is recorded as an asset or liability. The effective gain or loss is recorded as a debit or credit to AOCI in our Consolidated Balance Sheets and any ineffectiveness is recorded immediately to rent expense in our Consolidated Statements of Operations. Upon maturity, any gain or loss within AOCI is reclassified into earnings in the then-current period. Refer to Note 10 – Derivatives for more information.

Foreign Currency Management: The fair value of foreign currency related derivatives is included in our Consolidated Balance Sheets in other current assets and accrued liabilities. The earnings impact of cash flow hedges relating to forecasted purchases of inventory in foreign currency is reported in cost of sales to match the underlying transaction being hedged. Unrealized gains and losses on these instruments are deferred in AOCI in our Consolidated Balance Sheets until the underlying transaction is recognized in earnings. The earnings impact of cash flow hedges relating to the variability in cash flows associated with foreign currency denominated assets and liabilities is reported in cost of sales, SG&A or other expense in our Consolidated Statements of Operations, depending on the nature of the assets or liabilities being hedged. The amounts deferred in AOCI in our Consolidated Balance Sheets associated with these instruments relate to spot-to-spot foreign currency differentials from the date of designation until the hedged transaction takes place.

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

AOCI: At June 30, 2011 and 2010 AOCI consisted of the following:

	June 30,
Income/(Loss):	2011	2010
Cumulative translation adjustment	$182,134	$18,055
Pension liability adjustment	(18,303)	(27,420)
Unrealized (loss) gain on hedging derivatives	(23,184)	18,708
Unrealized loss on available-for-sale securities	(3,914)	(5,677)

Total accumulated other comprehensive income	$136,733	$3,666

Treasury Stock: We account for repurchased common stock under the cost method and include such treasury stock as a component of our shareholder’s equity in our Consolidated Balance Sheets. Retirement of treasury stock is recorded as a reduction of common stock and additional paid-in-capital in our Consolidated Balance Sheets at the time such retirement is approved by our Board of Directors.

Recently Adopted Accounting Pronouncements

Variable Interest Entities: On July 1, 2010, we adopted the new accounting guidance issued by the Financial Accounting Standards Board (“FASB”) within Accounting Standards Update (“ASU”) 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”, which amended certain provisions relating to the consolidation of variable interest entities (“VIE”). The amended provisions primarily include (i) amending the guidance for determining whether an entity is a VIE and (ii) amending the criteria for identification of the primary beneficiary of a VIE. The new provisions also require us to continually reassess whether we are the primary beneficiary of a VIE and require that we enhance our disclosures in the financial statements about our VIE relationships. The adoption of the new guidance did not have any impact on our financial condition or results of operations.

Transfers of Financial Assets: On July 1, 2010, we adopted the new accounting guidance issued by the FASB within ASU 2009-16, “Transfers and Servicing (Topic 860): Accounting for the Transfers of Financial Assets” relating to the accounting for transfers of financial assets. The new guidance requires additional disclosures relating to the transparency of transfers of financial assets. The adoption of the new guidance did not have any impact on our financial condition or results of operations.

Multiple Element Revenue Arrangements: On July 1, 2010, we adopted the new accounting guidance issued by the FASB within ASU 2009-13, “Revenue Recognition: (Topic 605): Multiple Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force,” and ASU 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force.” The new guidance requires a vendor to allocate revenue to each standalone deliverable in arrangements involving multiple deliverables based on the relative selling price of each deliverable. It also changes the level of evidence of the standalone selling price required to separate deliverables by allowing a vendor to make its best estimate of the standalone selling price of deliverables when more objective evidence of selling price is not available. The new guidance also excludes sales of tangible products that contain essential software elements from the scope of revenue recognition for software arrangements. Because of these changes, revenue is recognized earlier for many revenue transactions involving multiple deliverables and sales of software enabled devices. The new guidance also requires additional disclosures relating to qualitative and quantitative information about a vendor’s revenue arrangements and about the significant judgments made about the application of the new guidance and any changes in those judgments or the application that may significantly affect the timing or amount of revenue recognition. The new guidance can be adopted on a prospective basis or in certain circumstances on a retrospective basis. We adopted the new guidance on a prospective basis and applied the new guidance to all arrangements entered into or materially modified on or after July 1, 2010. The adoption of the new guidance did not have a material impact on our financial condition or results of operations.

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

Business Combinations: In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” The new guidance specifies that when comparative financial statements are presented, the revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The new guidance applies prospectively to us for business combinations which occur on or after July 1, 2011. The impact of these new provisions on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate in the future.

Fair Value: In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The new guidance does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within GAAP or International Financial Reporting Standards (“IFRSs”). The new guidance also changes the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements and it clarifies the FASB’s intent about the application of existing fair value measurements. The new guidance applies prospectively and is effective for interim and annual periods beginning after December 15, 2011. We will adopt the provisions of this new guidance on January 1, 2012. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

Comprehensive Income: In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” The new guidance requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both cases, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. If presented in a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. If presented in the two-statement approach, the first statement which is the statement of net income, should present components of net income and total net income followed consecutively by a second statement which is the statement of other comprehensive income, that should present the components of other comprehensive income, total other comprehensive income and a total amount for comprehensive income. Regardless of the method used, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The new guidance is effective retrospectively for fiscal years, and interim periods within those fiscal years beginning after December 15, 2011. We will adopt the provisions of this new guidance on July 1, 2012. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

Note 2 – Acquisitions

On February 10, 2011 (the “3dB Acquisition Date”), we acquired all of the issued and outstanding shares of 3dB Research Limited (“3dB”), a leading developer of music and signal processing technology, for a total purchase price of $3.0 million, which was subject to a working capital adjustment as of the 3dB Acquisition Date of $0.5 million. On the 3dB Acquisition Date, we paid $2.3 million in cash to the sellers, which consisted of 60 percent of the purchase price of $1.8 million plus a working capital adjustment of $0.5 million. The remainder of the purchase price of $1.2 million will be paid in three equal installments on the first, second and third anniversary dates of the 3dB Acquisition Date. The total cost of the acquisition was allocated to the assets acquired and the liabilities assumed based on their estimated fair values. The excess of the purchase price over the net assets acquired was allocated to intangible assets. We incurred less than $0.1 million of transaction costs in connection with this acquisition, which are included in SG&A in our Consolidated Statement of Operations for the fiscal year ended June 30, 2011. The operating results of 3dB are immaterial to our consolidated financial statements.

On September 13, 2010 (the “Aha Acquisition Date”), we acquired Aha Mobile, Inc. (“Aha”), a provider of on-demand mobile and location-based internet content services, for $1.8 million, which we paid in cash on the Aha Acquisition Date. The total cost of the acquisition was allocated to intangible assets, based on their estimated fair values. We incurred less than $0.1 million of transaction costs in connection with this acquisition, which are included in SG&A in our Consolidated Statement of Operations for the fiscal year ended June 30, 2011. The operating results of Aha are not material to our consolidated financial statements.

On June 1, 2010, Harman do Brasil Industria Eletrônica e Participacoes Ltda., an indirect wholly-owned subsidiary of Harman purchased all of the issued and outstanding shares of Eletrônica Selenium S.A. (“Selenium”) for an aggregate purchase price of $76.7 million, of which $65.1 million was paid at closing, and approximately $10 million of the remaining portion of the purchase price was due in June 2011. The remaining portion of the purchase price was $11.2 million after adjusting for foreign currency translation and was paid in June 2011. The remaining $1.6 million of the purchase price is payable subject to the resolution of certain contingencies. The results of operations for Selenium are included in our Consolidated Statements of Operations as of June 1, 2010. Selenium is a Brazilian manufacturer of loudspeaker products, using engineered technology based on international standards, and sells a full line of products including loudspeakers, high quality line arrays, multi-systems, amplifiers, drivers and other components related to the sound systems market. As a result of the acquisition, we expect to expand our distribution in Brazil and Latin America and drive more business opportunities in this region across our Automotive, Consumer and Professional segments.

The total cost of the acquisition was allocated to the acquired net assets as follows:

June 1, 2010
Cash and cash equivalents	$1,259
Accounts receivable, net	14,788
Inventories, net	8,139
Other current assets	2,236

Current assets	26,422
Property, plant and equipment, net	8,903
Goodwill	56,661
Intangibles	14,168

Total assets	106,154

Accounts payable	1,880
Short-term debt	13,706
Accrued liabilities	11,389
Income taxes payable	1,522

Total current liabilities	28,497
Long-term debt	257
Other liabilities	679

Total liabilities	29,433

Net assets	$76,721

Based on our final valuation, goodwill and intangibles were recorded in connection with the acquisition based on third-party valuations and management’s estimates for those acquired intangible assets. The final amount of goodwill recorded of $56.7 million decreased by $2.3 million from June 30, 2010 as a result of final adjustments to the acquired net assets. Intangible assets included trade names of $8.9 million with an approximate 70 month life, distribution channels of $4.0 million with approximate useful lives ranging between 15 months to 35 months and a non-compete agreement of $1.3 million with an approximate 20 month to 60 month useful life. Expenses of $1.5 million were recognized in connection with this acquisition and are included in SG&A in our Consolidated Statement of Operations for the fiscal year ended June 30, 2010.

Note 3 – Discontinued Operations

On April 9, 2010, we and our wholly-owned subsidiary, Harman Holding GmbH & Co. KG (“Harman KG”) entered into a share purchase agreement (the “Purchase Agreement”) to sell all of the issued and outstanding shares of QNX Software Systems Co., QNX Software Systems (Wavemakers), Inc. and QNX Software Systems, Inc. (collectively, the “QNX” Entities) for $200 million. The sale closed on June 1, 2010. In connection with this transaction, we recognized a gain of $152.7 million ($114.2 million, net of income taxes) in our Consolidated Statement of Operations for the fiscal year ended June 30, 2010 which is included in income (loss) from discontinued operations, net of income taxes. The sale price was subject to a working capital adjustment of $0.1 million, which is also included in the gain. The results of operations for the QNX Entities have been reclassified to discontinued operations in all periods presented. The tax expense within discontinued operations for fiscal year 2010 includes an expense of $35.4 million relating to tax on previously permanently reinvested earnings. We intend to repatriate a portion of these earnings, as a result of the sale of the QNX Entities and therefore have recorded a deferred income tax liability associated with the eventual repatriation to the U.S. in a subsequent period.

The operations of the QNX Entities have been segregated from continuing operations and are reflected as discontinued operations in the Consolidated Statements of Operations as follows:

	Year Ended June 30,
	2010	2009
Net sales	$35,309	$36,126
Gain on sale of discontinued operations, net of income taxes	114,197	—
Income (loss) from discontinued operations, net of income taxes	9,394	(9,159)
Net income (loss) from discontinued operations	123,591	(9,159)
Diluted earnings (loss) per share from discontinued operations	1.75	(0.16)

In fiscal year 2009, a $12.8 million goodwill impairment charge was recorded related to the QNX Entities.

Note 4 – Inventories, net

At June 30, 2011 and 2010, inventories from continuing operations consisted of the following:

	June 30,
	2011	2010
Finished goods	$153,469	$130,827
Work in process	67,534	59,196
Raw materials	202,134	163,100

Inventories, net	$423,137	$353,123

At June 30, 2011 and 2010 our inventory reserves were $73.3 million and $75.1 million, respectively.

Note 5 – Property, Plant & Equipment, net

At June 30, 2011 and 2010, property, plant and equipment from continuing operations consisted of the following:

	Estimated Useful Lives (in Years)	June 30,
		2011	2010
Land		$11,974	$10,370
Buildings and improvements	1-50	280,053	255,440
Machinery and equipment	3-20	1,050,892	880,364
Furniture and fixtures	3-10	30,769	28,137

Property, plant and equipment, gross		1,373,688	1,174,311
Less accumulated depreciation and amortization		(903,388)	(752,362)

Property, plant and equipment, net		$470,300	$421,949

Depreciation expense for the fiscal years ended June 30, 2011, 2010 and 2009 was $115.5 million, $127.7 million and $145.8 million, respectively.

Note 6 – Accrued Warranties

At June 30, 2011 and 2010, details of our accrued warranties from continuing operations consisted of the following:

	June 30,
	2011	2010
Accrued warranties, beginning of year	$99,329	$116,673
Warranty expense	52,849	54,978
Warranty payments (cash or in-kind)	(45,964)	(58,568)
Other(1)	16,182	(13,754)

Accrued warranties, end of year	$122,396	$99,329

(1)	Other primarily represents foreign currency translation.

Note 7 – Earnings (Loss) Per Share

	Year Ended June 30,
	2011		2010		2009
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted Earnings (Loss) per Share:
Income (loss) from continuing operations, net of income taxes	$135,916	$135,916	$40,467	$40,467	$(421,593)	$(421,593)
Less: Net income (loss) attributable to noncontrolling interest	0	0	5,289	5,289	752	752

Net income (loss) from continuing operations attributable to Harman International Industries, Incorporated	135,916	135,916	35,178	35,178	(422,345)	(422,345)
Income (loss) from discontinued operations, net of income taxes	0	0	123,591	123,591	(9,159)	(9,159)

Net income (loss) attributable to Harman International Industries, Incorporated	$135,916	$135,916	$158,769	$158,769	$(431,504)	$(431,504)

Denominator for Basic and Diluted Earnings (Loss) per Share:
Weighted average shares outstanding	70,992	70,992	70,350	70,350	58,766	58,766
Employee stock options	0	643	0	245	0	0

Total weighted average shares outstanding	70,992	71,635	70,350	70,595	58,766	58,766

Earnings (Loss) per Share:
Net income (loss) from continuing operations attributable to Harman International Industries, Incorporated	$1.91	$1.90	$0.50	$0.50	$(7.19)	$(7.19)
Income (loss) from discontinued operations, net of income taxes	0.00	0.00	1.76	1.75	(0.16)	(0.16)

Net income (loss) attributable to Harman International Industries, Incorporated	$1.91	$1.90	$2.26	$2.25	$(7.34)	$(7.34)

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities, as defined under GAAP, and are included in the computation of earnings per share pursuant to the two-class method.

Certain options were outstanding and not included in the computation of diluted net earnings per share because the assumed exercise of these options would have been antidilutive, as follows:

•

Options to purchase 1,661,273 shares of our common stock with exercise prices ranging from $32.80 to $126.94 per share at June 30, 2011 were outstanding and not included in the computation of diluted earnings per share because the exercise of these options would have been antidilutive. In addition, 712 restricted shares were not included in the computation of diluted earnings per share as they also would have been antidilutive.

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

The conversion terms of our $400 million of 1.25 percent convertible senior notes (“Convertible Senior Notes”) will affect the calculation of diluted earnings per share if the price of our common stock exceeds the conversion price of the Convertible Senior Notes. The initial conversion price of the Convertible Senior Notes was approximately $104 per share, subject to adjustment in specified circumstances as described in the indenture governing the Convertible Senior Notes (the “Indenture”). Upon conversion, a holder of the Convertible Senior Notes will receive an amount per Convertible Senior Note in cash equal to the lesser of $1,000 or the conversion value of the Convertible Senior Notes, determined in the manner set forth in the Indenture. If the conversion value exceeds $1,000, we will deliver $1,000 in cash and at our option, cash or common stock or a combination of cash and common stock for the conversion price in excess of $1,000. The conversion option is indexed to our common stock and therefore is classified as equity. The conversion option will not result in an adjustment to net income in calculating diluted earnings per share. The dilutive effect of the conversion option will be calculated using the treasury stock method. Therefore, conversion settlement shares will be included in diluted shares outstanding if the price of our common stock exceeds the conversion price of the Convertible Senior Notes. Refer to Note 9 – Debt for further information.

Note 8 – Goodwill

We test for impairment at the reporting unit level on an annual basis as of April 30th of every year and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The impairment test for goodwill is a two-step process. The first step compares the fair value of each reporting unit to its carrying value, with fair value of each reporting unit determined using established valuation techniques, specifically the market and income approaches. Should the results of the first step indicate that the fair value of a reporting unit is less than its carrying value, the second step of this test is conducted wherein the amount of any impairment is determined by comparing the implied fair value of goodwill in a reporting unit to the recorded amount of goodwill for that reporting unit. The implied fair value of goodwill is calculated as the excess of fair value of the reporting unit over the amounts assigned to its assets and liabilities. Should the fair value of the goodwill so calculated be less than the carrying value, an impairment is recognized. The annual goodwill impairment test conducted as of April 30, 2011 indicated that the fair value of each reporting unit was substantially in excess of its carrying value and, as such, no impairment was deemed to exist.

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

Goodwill was $119.4 million at June 30, 2011 compared with $105.9 million at June 30, 2010. The increase in goodwill in the fiscal year ended June 30, 2011 versus the prior fiscal year is primarily related to foreign currency translation, contingent purchase price consideration associated with the acquisition of innovative Systems GmbH (“innovative”) of $5.7 million and goodwill related to the acquisition of 3dB of $0.6 million, offset by approximately $4.5 million of purchase price adjustments for prior year acquisitions, primarily related to the acquisition of Selenium. Refer to Note 2 – Acquisitions for further information. The contingent purchase price consideration associated with the acquisition of innovative is calculated pursuant to the terms of an agreement between the parties. On March 31, 2011, the innovative sellers sent us a letter to exercise their option to have the value of the future contingent purchase consideration determined by a major international accounting firm. The parties are currently disputing certain terms under such agreement and until such time as the dispute is resolved we will not be able to calculate the final purchase price.

The goodwill impairment charge for the fiscal year ended June 30, 2009 consisted of $295.1 million in our Automotive segment and $22.7 million in our consumer segment.

The changes in the carrying amount of goodwill by business segment for the fiscal year ended June 30, 2011 were as follows:

	Automotive	Consumer	Professional	Other	Total
Balance, June 30, 2010	$6,127	$30,686	$69,109	$0	$105,922
Acquisition adjustments	0	(1,476)	(2,426)	0	(3,902)
Contingent purchase price consideration associated with the acquisition of innovative	5,737	0	0	0	5,737
Other adjustments(1)	1,495	4,667	5,438	0	11,600

Balance, June 30, 2011	$13,359	$33,877	$72,121	$0	$119,357

(1)	The other adjustments to goodwill primarily consist of foreign currency translation adjustments.

Note 9 – Debt

Short Term Borrowings

At June 30, 2011 and 2010, we had $1.8 million and $13.5 million of short-term borrowings outstanding, respectively. At June 30, 2011 and 2010, we maintained lines of credit in the aggregate of $20.8 million and $13.6 million, respectively, in Hungary, the U.S., Austria and Brazil.

We classify our debt based on the contractual maturity dates of the underlying debt instruments. We defer costs associated with debt issuance over the applicable term of the debt. These costs are amortized to Interest expense, net in our Consolidated Statements of Operations.

Long-Term Debt and Current Portion of Long-Term-Debt

At June 30, 2011 and 2010, long-term debt consisted of the following:

	Face Value at June 30, 2011	Book Value at June 30, 2011	Face Value at June 30, 2010	Book Value at June 30, 2010
Convertible senior notes due 2012, interest due semi-annually at 1.25 percent(1)	$400,000	$378,401	$400,000	$362,693
Obligations under capital leases	442	442	741	741
Other unsubordinated loans	386	386	931	931

Total long-term debt	400,828	379,229	401,672	364,365
Less: current portion of long-term debt	(828)	(828)	(463)	(463)

Total long-term debt	$400,000	$378,401	$401,209	$363,902

(1)

Book values as of June 30, 2011 and 2010 are presented net of unamortized discounts of $21.6 million and $37.3 million, respectively, resulting from the adoption of new accounting guidance in fiscal year 2010. The fair value of the Convertible Senior Notes at June 30, 2011 and 2010 was $383.9 million and $351.2 million, respectively.

Interest expense is reported net of interest income in our Consolidated Statements of Operations. Interest expense, net was $22.6 million, $30.2 million and $20.6 million for the fiscal years ended June 30, 2011, 2010 and 2009, respectively. Gross interest expense was $32.5 million, $33.8 million and $28.7 million for the fiscal years ended June 30, 2011, 2010 and 2009, respectively, of which $19.3 million, $17.4 million and $14.8 million, respectively, was non-cash interest expense associated with the amortization of the debt discount on the Convertible Senior Notes and the amortization of debt issuance costs on the Convertible Senior Notes and our existing and prior revolving credit facilities, and $13.2 million, $16.4 million and $13.9 million, for the fiscal years ended June 30, 2011, 2010 and 2009 respectively, was cash interest expense. Interest income was $9.9 million, $3.6 million and $8.1 million for the fiscal years ended June 30, 2011, 2010 and 2009, respectively. Refer to the heading “New Revolving Credit Facility” below for further information on our revolving credit facility.

Cash paid for interest, net of cash received was $5.0 million, $15.0 million and $2.3 million in the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

At June 30, 2011, long-term debt, including obligations under capital leases, maturing in each of the next five fiscal years and thereafter is as follows:

2012	$828
2013	400,000
2014	0
2015	0
2016	0
Thereafter	0

Total	$400,828

New Revolving Credit Facility

On December 1, 2010, we and one of our wholly-owned subsidiaries, Harman KG, entered into a Multi-Currency Credit Agreement (the “Credit Agreement”) with a group of banks. The Credit Agreement provides for a five- year secured revolving credit facility which expires on December 1, 2015 (the “Revolving Credit Facility”)

in the amount of $550 million (the “Aggregate Commitment”), of which up to $60 million will be available for letters of credit. Subject to certain conditions set forth in the Credit Agreement, the Aggregate Commitment may be increased up to a maximum aggregate amount of $700 million.

The Credit Agreement effectively replaced our previous revolving credit facility, the second amended and restated multi-currency, multi-option credit agreement dated March 31, 2009, as amended (the “2009 Credit Agreement”), which had a maximum borrowing capacity of $231.6 million (the “2009 Maximum Borrowing Capacity”), including outstanding letters of credit. As a result of such replacement, we voluntarily terminated the 2009 Credit Agreement. There were no outstanding borrowings under the 2009 Credit Agreement as of December 1, 2010, and we incurred no early termination penalties due to the termination of the 2009 Credit Agreement.

Interest rates for borrowings under the Revolving Credit Facility range from 0.875 percent to 1.375 percent above the applicable base rate for base rate loans and range from 1.875 percent to 2.375 percent above the London Interbank Offered Rate (“LIBOR”) for Eurocurrency loans based on our Total Leverage Ratio (as defined below). In addition, we are obligated to pay an annual facility fee on the Aggregate Commitment, whether drawn or undrawn, ranging from 0.375 percent to 0.625 percent based on our Total Leverage Ratio. Any proceeds from borrowings under the Revolving Credit Facility may be used for general corporate purposes.

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

The Credit Agreement also contains covenants that require us to maintain minimum levels of liquidity in certain specified circumstances and imposes limitations on our ability to do the following: incur debt, place liens on our assets, make fundamental changes, sell assets, make investments, undertake transactions with affiliates, undertake sale and leaseback transactions, incur guarantee obligations, modify or prepay certain material debt (including the Convertible Senior Notes), enter into hedging agreements, pay dividends, make capital expenditures and acquire certain types of collateral.

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including failure to make timely payments, breaches of representations or covenants, or a change in control of our Company, as defined in the Credit Agreement.

At June 30, 2011, we had no borrowings under the Credit Agreement and had outstanding letters of credit of $7.3 million. Unused available credit under the Credit Agreement was $542.7 million at June 30, 2011. In connection with the Credit Agreement, we incurred $7.0 million in fees and other expenses which have been capitalized within Other assets in our Consolidated Balance Sheet. These costs will be amortized over the term of the Credit Agreement on a straight-line basis. In addition, we wrote off $0.7 million of debt issuance costs associated with the 2009 Credit Agreement, which represented the portion of these costs that were attributed to the 2009 Credit Agreement.

If we do not meet the forecast in our budgets, we could violate our debt covenants and, absent a waiver from our lenders or an amendment to our Credit Agreement, we could be in default under the Credit Agreement. As a result, our debt under the Credit Agreement could become due, which would have a material adverse effect on our financial condition and results of operations. A default under the Credit Agreement, if the lenders were to accelerate the amounts due thereunder, could also lead to an event of default under the Indenture, as amended, and the acceleration of the Convertible Senior Notes. As of June 30, 2011, we were in compliance with all the financial covenants of the Credit Agreement.

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

The term of the Guarantee and Collateral Agreement corresponds with the term of the Credit Agreement, which matures on December 1, 2015. Under the terms of this Guarantee and Collateral Agreement, we have effectively guaranteed the payment of the full amount of borrowings under the Credit Agreement, including outstanding letters of credit, upon maturity. The potential amount of future payments that we would be required to pay under the Guarantee and Collateral Agreement is the amount that we have borrowed under the Credit Agreement, including outstanding letters of credit. At June 30, 2011, we had no borrowings under the Credit Agreement and had outstanding letters of credit of $7.3 million.

Convertible Senior Notes

We had $400 million of Convertible Senior Notes outstanding at June 30 2011 and 2010 which were issued on October 23, 2007 (the “Issuance Date”) and are due on October 15, 2012. The Convertible Senior Notes were issued at par and we pay interest at a rate of 1.25 percent per annum on a semiannual basis. The initial conversion rate on the Convertible Senior Notes is 9.6154 shares of our common stock per $1,000 principal amount of the Convertible Senior Notes (which is equal to an initial conversion price of approximately $104 per share). The conversion rate is subject to adjustment in specified circumstances described in the Indenture.

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

In accordance with this guidance, we measured the fair value of the debt components of the Convertible Senior Notes at the Issuance Date using an effective interest rate of 5.6 percent. As a result, we attributed $75.7 million of the proceeds received to the conversion feature of the Convertible Senior Notes at the Issuance Date, which is netted against the face value of the Convertible Senior Notes as a debt discount. This amount represents the excess proceeds received over the fair value of the Convertible Senior Notes at the Issuance Date and is being accreted back to the principal amount of the Convertible Senior Notes through the recognition of noncash interest expense over the expected life of the Convertible Senior Notes. In addition, we recorded $48.3 million within additional paid-in capital in our Consolidated Balance Sheets representing the equity component of the Convertible Senior Notes, which is net of deferred taxes. The effect of this guidance has resulted in a decrease to net income and earnings per share for all periods presented; however, there is no effect on our cash interest payments.

The principal amounts, unamortized discount and net carrying amounts of the liability components and the equity components for the Convertible Senior Notes as of June 30, 2011 and 2010 are as follows:

	Principal Balance	Unamortized Discount	Net Carrying Amount	Equity Component
June 30, 2011	$400,000	$(21,599)	$378,401	$48,323
June 30, 2010	$400,000	$(37,307)	$362,693	$48,323

At June 30, 2011, the unamortized discount is recognized as a reduction in the carrying value of the Convertible Senior Notes in the Consolidated Balance Sheets and is being amortized to Interest expense, net in our Consolidated Statement of Operations over the expected remaining term of the Convertible Senior Notes of 16 months.

Debt issuance costs of $4.8 million were recorded in connection with this transaction and are included in Other assets in our Consolidated Balance Sheets and are also being amortized to Interest expense, net in our Consolidated Statements of Operations over the expected remaining term of the Convertible Senior Notes. The unamortized balance of debt issuance costs at June 30, 2011 and 2010 was $1.1 million and $1.8 million, respectively.

Total interest expense related to the Convertible Senior Notes for the fiscal years ended June 30, 2011, 2010 and 2009, includes $5.0 million in all fiscal years of contractual cash interest expense and an additional $15.7 million, $14.8 million and $13.9 million of noncash interest expense, respectively, related to the amortization of the discount and $0.8 million, $0.8 million and $0.2 million, respectively, related to the amortization of debt issuance costs.

The Indenture contains covenants, one of which required us to calculate the ratio of Consolidated Total Debt to Consolidated EBITDA, as defined in the Indenture, each time we incurred additional indebtedness, for the most recently ended four quarter period (the “Incurrence of Debt Covenant”). On January 12, 2010, we entered into a supplemental indenture to the Indenture (the “Supplemental Indenture”) which amended the Incurrence of Debt Covenant. Under the Supplemental Indenture, we were permitted to, without complying with the ratio of Consolidated Total Debt to Consolidated EBITDA of 3.25 to 1.00: (a) incur revolving extensions of credit under the 2009 Credit Agreement, up to a maximum amount of $231.6 million, and (b) incur additional indebtedness, subject to a requirement to make a pro rata offer to purchase a principal face amount of the Convertible Senior Notes equal to 50 percent of the aggregate amount of such indebtedness so incurred, plus accrued and unpaid interest thereon. The Incurrence of Debt Covenant lapsed on October 23, 2010, and was no longer applicable to us after this date. At June 30, 2011, we were in compliance with all covenants under the Indenture, as amended.

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

At June 30, 2011 and 2010, we had outstanding foreign exchange contracts, including forward and option contracts, which are summarized below:

	June 30, 2011		June 30, 2010
	Gross Notional Value	Fair Value Asset/ (Liability)(1)	Gross Notional Value	Fair Value Asset/ (Liability)(1)
Currency Hedged (Buy/Sell):
U.S. Dollar/Euro	$612,400	$(33,760)	$511,600	$25,852
Swiss Franc/U.S. Dollar	41,647	516	13,922	922
British Pound/U.S. Dollar	20,700	(152)	0	0
British Pound/Swiss Franc	15,408	(574)	0	0
Euro/British Pound	11,604	163	7,343	(32)
U.S. Dollar/Brazilian Real	10,400	(1,249)	0	0
U.S. Dollar/British Pound	8,500	(76)	2,250	(52)
Chinese Yuan/U.S. Dollar	6,188	84	0	0
Euro/U.S. Dollar	8,200	146	1,378	(123)
U.S. Dollar/Japanese Yen	900	(22)	900	(55)
Japanese Yen/Euro	0	0	6,786	137
Swiss Franc/Euro	0	0	9,282	772
Swedish Krona/Euro	0	0	5,389	7
Danish Krone/Euro	0	0	1,150	10

Total	$735,947	$(34,924)	$560,000	$27,438

(1)	Represents the net receivable/(payable) included in our Consolidated Balance Sheets.

Cash Flow Hedges

We designate a portion of our foreign exchange contracts as cash flow hedges of foreign currency denominated purchases. As of June 30, 2011 and June 30, 2010, we had $528.4 million and $511.6 million of forward and option contracts maturing through June 2012 and June 2011, respectively. These contracts are recorded at fair value in the accompanying Consolidated Balance Sheets. The changes in fair value for these contracts on a spot to spot basis are reported in AOCI and are reclassified to either Cost of sales or SG&A, depending on the nature of the underlying asset or liability that is being hedged, in our Consolidated Statements of Operations, in the period or periods during which the underlying transaction occurs. If it becomes apparent that an underlying forecasted transaction will not occur, the amount recorded in AOCI related to the hedge is reclassified to Miscellaneous, net, in our Consolidated Statements of Operations, in the then-current period. Amounts relating to such reclassifications were immaterial for the years ended June 30, 2011, 2010 and 2009.

Changes in the fair value of the derivatives are highly effective in offsetting changes in the cash flows of the hedged items because the amounts and the maturities of the derivatives approximate those of the forecasted exposures. Any ineffective portion of the derivative is recognized in the current period in our Consolidated Statements of Operations, in the same line item in which the foreign currency gain or loss on the underlying hedged transaction was recorded. We recognized less than $0.1 million of ineffectiveness in our Consolidated Statements of Operations for each of the fiscal years ended June 30, 2011, 2010 and 2009 and all components of each derivative’s gain or loss, with the exception of forward points (see below), were included in the assessment of hedge ineffectiveness. At June 30, 2011 and 2010, the fair value of these contracts was a net liability of $25.2 million and a net asset of $21.5 million, respectively. The amount associated with these hedges that is expected to be reclassified from AOCI to earnings within the next 12 months is a loss of $29.4 million.

We elected to exclude forward points from the effectiveness assessment. At the end of the reporting period we calculate the excluded amount, which is the fair value relating to the change in forward points that is recorded in current earnings as Miscellaneous, net in our Consolidated Statements of Operations. For the years ended June 30, 2011, 2010 and 2009, we recognized $1.2 million, $0.1 million and $2.4 million, respectively, in net gains related to the change in forward points.

Economic Hedges

When hedge accounting is not applied to derivative contracts, or after former cash flow hedges have been de-designated as balance sheet hedges, we recognize the gain or loss on the associated contracts directly in current period earnings in either Miscellaneous, net or Cost of sales according to the underlying exposure in our Consolidated Statements of Operations as unrealized exchange gains and losses. As of June 30, 2011 and 2010, we had $207.5 million and $47.5 million, respectively, of forward contracts maturing through June 2012 and November 2010, respectively, in various currencies to hedge foreign currency denominated intercompany loans and other foreign currency denominated assets. At June 30, 2011 and 2010, the fair value of these contracts was a liability of $9.7 million and $1.6 million, respectively. Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans and other foreign denominated assets in Miscellaneous, net.

Interest Rate Risk Management

We have one interest rate swap contract with a notional amount of $24.5 million and $21.7 million at June 30, 2011 and 2010, respectively, in order to manage our interest rate exposure and effectively convert interest on an operating lease from a variable rate to a fixed rate. The objective of the swap is to offset changes in rent expenses caused by interest rate fluctuations. The interest rate swap contract is designated as a cash flow hedge. At the end of each reporting period, the discounted fair value of the swap contract is calculated and recorded in AOCI and reclassified to rent expense, within SG&A in our Consolidated Statements of Operations, in the then current period. If the hedge is determined to be ineffective, the ineffective portion will be reclassified from AOCI and recorded as rent expense, within SG&A. We recognized less than $0.1 million of ineffectiveness in our Consolidated Statements of Operations in each of the fiscal years ended June 30, 2011, 2010 and 2009. All components of the derivative loss were included in the assessment of the hedges effectiveness. The amount associated with the swap contract that is expected to be recorded as rent expense in the next 12 months is a loss of $0.8 million.

Fair Value of Derivatives

The following tables provide a summary of the fair value amounts of our derivative instruments as of June 30, 2011 and 2010:

		Fair Value
	Balance Sheet Location	June 30, 2011	June 30, 2010
Derivatives Designated as Cash Flow Hedges, Gross:
Other assets:
Foreign exchange contracts	Other current assets	$95	$24,969
Other liabilities:
Foreign exchange contracts	Accrued liabilities	25,335	3,429
Interest rate swap	Accrued liabilities	625	709
Interest rate swap	Other non-current liabilities	554	1,129

Total liabilities		26,514	5,267

Net (liability) asset for derivatives designated as hedging instruments		(26,419)	19,702

Derivatives Designated as Economic Hedges, Gross:
Other assets:
Foreign exchange contracts	Other current assets	1,032	6,223
Other liabilities:
Foreign exchange contracts	Accrued liabilities	10,716	325

Net (liability) asset for economic hedges:		(9,684)	5,898

Total net derivative (liability) asset		$(36,103)	$25,600

Derivative Activity:

The following tables show derivative activity for derivatives designated as cash flow hedges for the years ended June 30, 2011, 2010 and 2009:

Derivative	Location of Derivative Gain/(Loss) Recognized in Income	Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)			Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion)			Gain/(Loss) from Amounts Excluded from Effectiveness Testing
		Years Ended June 30,
		2011	2010	2009	2011	2010	2009	2011	2010	2009
Foreign exchange contracts	Cost of sales	$(34,063)	$(2,028)	$4,890	$0	$0	$0	$15	$19	$0
Foreign exchange contracts	SG&A	0	2,203	347	21	14	0	(330)	(231)	(71)
Foreign exchange contracts	Other expense	0	0	0	0	0	0	0	0	(1,160)
Interest rate swap	Rent expense	(758)	(827)	(51)	(9)	(8)	(6)	0	0	0

Total cash flow hedges		$(34,821)	$(652)	$5,186	$12	$6	$(6)	$(315)	$(212)	$(1,231)

Derivative	Gain/(Loss) Recognized in OCI (Effective Portion)
	Years Ended June 30,
	2011	2010	2009
Foreign exchange contracts	$(82,165)	$27,967	$(5,355)
Interest rate swap	(105)	(983)	(2,666)

Total cash flow hedges	$(82,270)	$26,984	$(8,021)

The following table summarizes gains and losses from our derivative instruments that are not designated as hedging instruments for the years ended June 30, 2011, 2010 and 2009:

Derivative	Location of Derivative Gain/(Loss)	Years Ended June 30,
		2011	2010	2009
Foreign exchange contracts	Other expense	$(1,938)	$3,357	$0
Foreign exchange contracts	Cost of sales	$(260)	$311	$(287)

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

The following table provides the fair value hierarchy for assets and liabilities measured on a recurring basis:

	Fair Value at June 30, 2011			Fair Value at June 30, 2010
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Short-term investments	$317,322	$0	$0	$0	$0	$0
Money market funds	17,492	0	0	17,340	0	0
Available-for-sale securities	1,869	0	0	1,555	0	0
Foreign exchange contracts	0	(34,924)	0	—	27,438	0
Interest rate swap	0	(1,179)	0	—	(1,838)	0

Total	$336,683	$(36,103)	$0	$18,895	$25,600	$0

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

The following table provides the fair value hierarchy for assets and liabilities measured on a non-recurring basis and the losses recorded during the periods presented:

	Fair Value at June 30, 2011			Fair Value at June 30, 2010			Total Losses for the Year Ended June 30,
Description of Assets	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	2011	2010	2009
Equity method investments	$0	$0	$0	$0	$0	$2,108	$(2,108)	$(13,122)	$0
Goodwill	0	0	119,357	0	0	105,922	0	(12,292)	(317,743)
Long-lived assets	0	0	0	0	0	2,706	0	(1,189)	0

Total	$0	$0	$119,357	$0	$0	$110,736	$(2,108)	$(26,603)	$(317,743)

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

Note 12 – Leases

We have obligations under cancelable and non-cancelable capital and operating leases, primarily for land, office and manufacturing facilities. These leased assets are used in our operations where leasing offers advantages of operating flexibility and is less expensive than alternative types of funding. The following analysis represents property under capital leases:

	June 30,
	2011	2010
Capital lease assets	$5,824	$6,294
Less accumulated amortization	(5,824)	(4,884)

Capital lease assets, net	$0	$1,410

At June 30, 2011, we are obligated for the following minimum lease commitments under terms of non-cancelable lease agreements:

	Capital Leases	Operating Leases
2012	$442	$43,155
2013	0	41,144
2014	0	37,671
2015	0	31,718
2016	0	28,377
Thereafter	0	74,943

Total minimum lease payments	442	$257,008

Operating lease expense was $44.8 million, $40.9 million and $48.5 million for each of the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

Note 13 – Income Taxes

Income (loss) from continuing operations before income taxes for the years ended June 30, 2011, 2010 and 2009 were as follows:

	Year Ended June 30,
	2011	2010	2009
Domestic (loss) income	$(14,410)	$11,818	$(253,705)
Foreign income (loss)	174,630	37,259	(274,905)

Income (loss) from continuing operations before income taxes	$160,220	$49,077	$(528,610)

Income tax expense (benefit) from continuing operations for the years ended June 30, 2011, 2010 and 2009 consisted of the following:

	Year Ended June 30,
	2011	2010	2009
Current:
Federal	$5,411	$(3,875)	$2,430
State	1,028	(370)	300
Foreign	26,791	9,379	2,769

Current income tax expense	33,230	5,134	5,499
Deferred:
Federal	(10,022)	9,695	(63,161)
State	(255)	0	0
Foreign	1,351	(6,219)	(49,355)

Deferred income tax (benefit) expense	(8,926)	3,476	(112,516)

Total income tax expense (benefit), net	$24,304	$8,610	$(107,017)

Cash paid for Federal, state and foreign income taxes were $9.6 million, $2.3 million and $3.5 million during the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

The tax provisions and analysis of effective income tax rates for the years ended June 30, 2011, 2010 and 2009 consisted of the following:

	Year Ended June 30,
	2011	2010	2009
Provision for Federal income taxes before credits at statutory rate	$56,077	$17,177	$(185,014)
State income taxes	623	(311)	195
Difference between Federal statutory rate and foreign effective rate	(16,688)	(11,893)	(4,429)
Goodwill impairment without tax benefit	0	2,028	77,886
Expenses not deductible for tax purposes and other	1,703	4,276	1,259
Tax benefit from U.S. production activities	(1,581)	0	0
Change in valuation allowance	166	4,767	9,699
Change in uncertain tax positions	7,206	(857)	5,151
Deferred tax true-up	(3,703)	1,248
Difference between Federal and financial accounting for incentive stock option grants	494	1,009	1,005
Federal income tax credits	(18,024)	(9,397)	(11,843)
Other	(1,969)	563	(926)

Income tax expense (benefit), net	$24,304	$8,610	$(107,017)

Deferred taxes are recorded based upon differences between the financial statement basis and tax basis of assets and liabilities and available tax loss and credit carryforwards. At June 30, 2011 and 2010, deferred taxes consisted of the following:

	June 30,
Assets/(Liabilities)	2011	2010
Federal and state tax credits	$233,070	$247,208
Deferred interest and loss carryforwards	46,938	56,753
Inventory costing differences	9,504	10,707
Capitalized research and development	108,733	88,853
Amortization of share-based compensation	19,204	16,499
Pension liability and other	35,251	36,653
Other assets and other allowances	42,735	32,718

Deferred tax assets, gross	495,435	489,391
Less valuation allowance	(159,378)	(158,739)

Deferred tax assets net of valuation allowance	336,057	330,652
Unrepatriated foreign earnings	(35,409)	(35,367)
Interest expense on Convertible Senior Notes	(8,034)	(13,958)
Other deferred tax liabilities	(10,670)	(16,525)

Deferred tax liability, gross	(54,113)	(65,850)

Net deferred tax asset	$281,944	$264,802

The above amounts are classified as current or long-term in the Consolidated Balance Sheets in accordance with the asset or liability to which they relate or, when applicable, based on the expected timing of the reversal. The net current deferred tax assets of $52.4 million and $21.9 million are recorded in Other current assets in the Consolidated Balance Sheets at June 30, 2011 and 2010, respectively. The net non-current deferred tax liabilities of $0.4 million and $4.7 million are recorded in Other non-current liabilities in the Consolidated Balance Sheets at June 30, 2011 and 2010, respectively.

The deferred tax assets for the respective periods were assessed for recoverability and, where applicable, a valuation allowance was recorded to reduce the total deferred tax asset to an amount that will, more likely than not, be realized in the future. The net change in the total valuation allowance for the year ended June 30, 2011 was a increase of $0.6 million. At June 30, 2011, the valuation allowance is comprised of $125.7 million recorded against deferred tax assets for U.S. foreign tax credits; $31.4 million recorded against state deferred tax assets and $2.3 million recorded against foreign loss carryforwards. At June 30, 2010, the valuation allowance is comprised of $125.7 million recorded against deferred tax assets for U.S. foreign tax credits; $32.2 million recorded against state deferred tax assets and $0.8 million recorded against foreign loss carryforwards.

Although realization is not assured, we have concluded that it is more likely than not that the deferred tax assets for which a valuation allowance was determined to be unnecessary, will be realized in the ordinary course of operations based on the available positive and negative evidence including the utilization of taxable temporary differences, projected income from operations and tax planning strategies that could be implemented, if necessary, to prevent a carryforward from expiring. The amount of the net deferred tax assets considered realizable, however, could be reduced in the future if projected income is lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable or deductible temporary differences.

As of June 30, 2011, the deferred tax assets for tax credit carryforwards are comprised of U.S. foreign tax credits in the amount of $185.5 million with an expiration period between 2013 through 2020; U.S. Federal and state research and experimentation credits in the amount of $55.2 million, $40.0 million with an expiration period between 2014 through 2031 and $15.2 million with no expiration; U.S. Federal AMT credits of $1.5 million that have no expiration period; and $3.4 million of state enterprise credits with an expiration period between 2012 through 2013.

As of June 30, 2011, the deferred tax asset for deferred interest and loss carryforwards are comprised of foreign deferred interest carryforwards of $13.1 million with no expiration period; foreign net operating loss carryforward of $30.0 million with no expiration period and U.S. Federal and state net operating loss carryforwards of $3.8 million with an expiration period of 2014 through 2029.

As of June 30, 2011, we have approximately $628 million of unremitted foreign earnings. U.S. deferred taxes have not been provided on approximately $527 million because these earnings are intended to be permanently reinvested. Such earnings would be subject to U.S. taxation if repatriated to the U.S. The determination of the amount of unrecognized deferred tax liability associated with the permanently reinvested cumulative undistributed earnings is not practicable.

The tax expense within discontinued operations for fiscal year 2010 includes an expense of $35 million relating to tax on previously permanently reinvested earnings. We intend to repatriate a portion of these earnings, as a result of the sale of the QNX Entities and therefore have recorded a deferred income tax liability associated with the eventual repatriation to the U.S. in a subsequent period.

Our operations are subject to ongoing tax examinations in various jurisdictions. Significant judgment is required in determining our annual tax expense and in evaluating our tax positions. Accordingly, we have established reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that the positions become uncertain based upon one of the following: (1) the tax position is not more likely than not to be sustained, (2) the tax position is more likely than not to be sustained, but for a lesser amount, or (3) the tax position is more likely than not to be sustained, but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information, (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, regulations, rulings and case law, and (3) each tax position is evaluated without consideration of the possibility of offset or aggregation with other tax positions taken. We adjust these reserves, including an impact on the related interest and penalties, in light of changing facts and circumstances, such as the progress of a tax audit.

Changes in the total amount of gross unrecognized tax benefits are as follows:

	2011	2010
Balance at July 1	$20,560	$14,001
Increases based on tax positions related to the current year	7,702	455
(Decreases) increases identified during the current year related to prior years	(204)	6,401
Reclassification	3,444	0
Change due to foreign currency translation	764	(297)

Balance at June 30	$32,266	$20,560

The unrecognized tax benefits at June 30, 2011 are permanent in nature and, if recognized, would reduce our effective tax rate with the exception of $1.8 million of share-based compensation in Germany. We periodically revaluate the recognition and measurement threshold of our uncertain tax positions based on new or additional evidence such as tax authority administrative pronouncements, rulings and court decisions. The ultimate settlement however, may be materially different from the amount accrued. Our significant jurisdictions are Germany and the U.S. The tax years currently under examination by the German revenue authorities are fiscal years 2005 through 2010 . The tax years currently under examination by the Internal Revenue Service (“IRS”) are fiscal years 2006 and 2007. We have received some proposed changes by the IRS and although the final resolution of the proposed adjustments is uncertain, we believe that the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations and cash flows. While we expect the amount of unrecognized tax benefits to change, we are unable to quantify the change at this time. It is reasonably possible that some of the unrecognized tax benefits in Germany will decrease within 12 months. The nature of the uncertainty is the share-based compensation in Germany. It is estimated that $1.8 million of this share-based compensation will decrease within the next 12 months.

Of our unrecognized tax benefits, $17.9 million is included in Other non-current liabilities; $1.8 million is included in Income taxes payable and $12.6 million has reduced our Deferred tax assets, long-term in our Consolidated Balance Sheets at June 30, 2011.

We recognize interest and penalties related to unrecognized tax benefits in Income tax expense (benefit) in our Consolidated Statements of Operations. As of June 30, 2011, the amount accrued for interest and penalties was $1.0 million.

Note 14 – Shareholders’ Equity and Share-Based Compensation

Preferred Stock

As of June 30, 2011 and 2010, we had no shares of preferred stock outstanding. We are authorized to issue 5 million shares of preferred stock, $0.01 par value.

Common Stock

We have 200 million authorized shares of common stock, $0.01 par value. At June 30, 2011 and 2010, we had 95,520,068 and 95,129,836 shares issued; 25,599,817 and 25,599,817 shares in treasury stock and 69,920,251 and 69,530,019 shares outstanding (net of treasury stock), respectively.

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

Share-Based Compensation

On June 30, 2011, we had one share-based plan with shares available for future grants, the Amended and Restated 2002 Stock Option and Incentive Plan, as amended (the “2002 Plan”) which is described below. The compensation expense for share-based compensation was $18.0 million, $21.3 million and $9.8 million for the years ended June 30, 2011, 2010 and 2009, respectively. The total income tax benefit recognized in our Consolidated Income Statement for share-based compensation arrangements was $5.2 million, $5.2 million and $1.2 million for the years ended June 30, 2011, 2010 and 2009, respectively. Share-based compensation was lower for the year ended June 30, 2011 compared to the prior fiscal year due to income recognized related to forfeitures in connection with a grant of performance stock options that vested in fiscal year 2011, as well as fewer stock options outstanding in fiscal year 2011. Share-based compensation expense was higher for fiscal year 2010 compared to the prior fiscal year due to stock option forfeitures recorded in connection with the retirement of senior executives in fiscal year 2009.

2002 Plan

On December 8, 2010, we amended the 2002 Plan to increase the number of shares available under the 2002 Plan for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units by 1,100,000 to an aggregate amount not to exceed 7,860,000 shares of our common stock. Shares may be issued as original issuances, treasury shares or a combination of both. We believe that such awards better align the interests of our employees with those of our stockholders. Option awards are granted with an exercise price equal to the market price of our stock on the date of the grant. The option awards generally vest over three to five years of continuous service commencing one year from the date of the grant and expire after ten years. At June 30, 2011, a total of 2,665,812 shares of common stock were available for grant under the 2002 Plan.

Restricted Stock Awards

A grant of restricted stock involves the immediate transfer of ownership of a specified number of shares of common stock with a “substantial risk of forfeiture” for a period of at least three years. A participant who receives a restricted stock grant is entitled immediately to voting, dividend and certain other share ownership rights associated with the underlying shares of common stock. At June 30, 2011, a total of 26,000 shares of restricted stock were outstanding, of which 20,000 shares were granted under the 2002 Plan and 6,000 shares were granted outside of the 2002 Plan.

Restricted Stock Units

A grant of restricted stock units involves an agreement by our Company to deliver a specified number of shares of common stock or cash to the participant when the award vests. A participant has no ownership or voting rights associated with the underlying shares of common stock. Our Board of Directors may, at its discretion, authorize the payment of dividend equivalents on the restricted stock units. At June 30, 2011, a total of 1,670,198 restricted stock units were outstanding, of which 1,666,982 restricted stock units were granted under the 2002 Plan and 3,216 restricted stock units were granted outside of the 2002 Plan.

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

1992 Incentive Plan

We also have options outstanding under our 1992 Incentive Plan. Shares under the 1992 Incentive Plan can be issued as original issuances or treasury shares or a combination of both. Options to purchase 87,600 shares with expiration dates ranging from November 5, 2011 to November 8, 2012 are outstanding under our 1992 Incentive Plan. The 1992 Incentive Plan was approved by our stockholders and had no shares available for grant on June 30, 2011.

Fair Value Determination

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions noted in the following table.

	Year Ended June 30,
	2011	2010	2009
Expected volatility	60.4 – 73.2%	59.9 – 79.0%	42.0 – 72.6%
Weighted-average volatility	68.8%	68.9%	50.2%
Expected annual dividend	$0.10	0	0
Expected term (in years)	1.71 – 3.80	1.86 – 3.98	1.89 – 6.51
Risk-free rate	0.5% – 1.7%	0.61% – 2.19%	0.81% – 3.64%

Groups of option holders (directors, executives and non-executives) that have similar historical behavior are considered separately for valuation purposes. Expected volatilities are based on historical closing prices of our common stock over the expected option term. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived using the option valuation model and represents the estimated period of time from the date of grant that the option is expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected annual dividend was only applicable for grants in the third and fourth quarters of fiscal year 2011, as these were quarters when dividends were declared.

Stock Option Activity

A summary of option activity under our stock option plans for the fiscal year ended June 30, 2011 and changes during the year are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2010	2,894,405	$55.67	6.83	$2,760
Granted	347,401	34.17
Exercised	(346,731)	29.45
Forfeited or expired	(400,940)	55.13

Outstanding at June 30, 2011	2,494,135	56.41	6.44	$19,297

Exercisable at June 30, 2011	1,445,486	$66.34	5.55	$6,927

The weighted-average grant-date fair value of options granted during the years ended June 30, 2011, 2010 and 2009 was $14.76, $12.82 and $11.18, respectively. The total intrinsic value of options exercised during the years ended June 30, 2011, 2010 and 2009 was $6.0 million, $2.4 million and $0.4 million, respectively.

Modification of Certain Stock Option Awards

Prior to fiscal year 2011, certain of the award agreements under the 2002 Plan stated that vested options not exercised were forfeited upon termination of employment for any reason other than death or disability. However, such award agreements provided that the Compensation and Option Committee of our Board of Directors could extend the time period to exercise vested options 90 days beyond the employment termination date for certain employees. During the fiscal year ended June 30, 2011 and 2010, the Compensation and Option Committee used this authority. This action represented a modification of the terms or conditions of an equity award and therefore was accounted for as an exchange of the original award for a new award. No incremental share-based compensation cost was recognized for the excess of the fair value of the new award over the fair value of the original award. During fiscal year 2009 no extensions were granted.

Grant of Stock Options with Market Conditions

We granted 330,470 stock options containing a market condition to employees on March 21, 2008. The options vested on March 21, 2011, which was three years from the date of grant. The value of the options was based on a comparison of our total shareholder return (“TSR”) to a selected peer group of publicly listed multinational companies. TSR was measured as the annualized increase in the aggregate value of a company’s stock price plus the value of dividends, assumed to be reinvested into shares of the company’s stock at the time of dividend payment. The base price used for the TSR calculation was $42.19 which was the 20-day trading average from February 6, 2008 through March 6, 2008. The ending price used for the TSR calculation was the 20-day trading average prior to and through March 6, 2011. The grant date fair value of $4.2 million was calculated using a combination of Monte Carlo simulation and lattice-based models. Share-based compensation expense for this grant was income of $1.5 million and expense of $1.4 million and $1.4 million for the fiscal years ended June 30, 2011, 2010 and 2009, respectively. A net benefit was recognized in the fiscal year ended June 30, 2011 due to forfeitures for employees who did not meet the service requirements and therefore did not vest in the options.

Restricted Stock Awards

A summary of the status of our nonvested restricted stock awards as of June 30, 2011 and changes during the fiscal year ended June 30, 2011 is presented as follows:

	Shares	Weighted Average Grant-date Fair Value
Nonvested at June 30, 2010	60,000	$65.13
Granted	0	0
Vested	(34,000)	82.27
Forfeited	0	0

Nonvested at June 30, 2011	26,000	42.71

As of June 30, 2011, there was $0.1 million of total unrecognized compensation cost related to nonvested restricted stock-based compensation arrangements granted under the 2002 Plan. The weighted average recognition period is 0.6 years.

Restricted Stock Units

We granted 191,721 restricted stock units with performance conditions and 191,715 restricted stock units with market conditions, in the fiscal year ended June 30, 2011, under the 2002 Plan. These restricted stock units with performance conditions cliff vest three years from the date of grant based on the attainment of certain performance conditions in fiscal year 2013. The restricted stock units with market conditions cliff vest three years from the date of grant based on a comparison of our total TSR to the TSR of a selected peer group of publicly listed multinational companies. The grant date fair value of $5.2 million was calculated using a Monte Carlo simulation model. Compensation expense, for both the restricted stock units with performance conditions and the restricted stock units with market conditions, is recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the applicable targets will be met. The probability is reassessed each reporting period for the restricted stock units with performance conditions.

We granted 380,400 and 133,507 restricted stock units with performance conditions in the fiscal years ended June 30, 2010 and 2009, respectively, under the 2002 Plan. The restricted stock units vest three years from the date of grant based on attainment of certain performance targets in fiscal year 2012 and 2011, respectively. Compensation expense is recognized ratably over the three-year vesting period based on grant date fair value and our assessment of the probability that the performance targets will be met. We have recognized compensation expense based on our estimate of the probability of achieving the targets.

For the years ended June 30, 2011, 2010 and 2009, we also granted 329,316, 388,856 and 369,677 restricted stock units, respectively, under the 2002 Plan that vest three years from the date of grant.

In January and September 2008, we granted 34,608 and 28,344 cash-settled restricted stock units, respectively, outside the 2002 Plan. These restricted stock units are accounted for as liability awards and are recorded at the fair value at the end of the reporting period in accordance with their vesting schedules. During the fiscal years ended June 30, 2011, 2010 and 2009, 9,647, 19,213 and 28,106, respectively, of these restricted stock units were settled at a cost of $0.3 million, $0.8 million and $0.5 million, respectively.

A summary of equity classified restricted stock unit activity as of and for the fiscal year ended June 30, 2011 is presented below:

Restricted Stock Units
Non-vested at June 30, 2010	1,130,223
Granted	712,752
Vested	(58,268)
Forfeited	(117,725)

Non-vested at June 30, 2011	1,666,982

At June 30, 2011 the aggregate intrinsic value of equity classified restricted stock units was $76.0 million. As of June 30, 2011, there was $21.5 million of total unrecognized compensation cost related to equity classified restricted stock unit compensation arrangements. The weighted average recognition period was 1.4 years.

Chief Executive Officer Special Enterprise Value Bonus

Our Chief Executive Officer (“CEO”) was granted a special bonus award in November 2007 (the “Special Bonus Award”). The award was to be settled in cash based on a comparison of Harman’s enterprise value at November 2012 to the enterprise value at the grant date in November 2007. This award was originally classified as a liability in our Consolidated Balance Sheet. The fair value of the Special Bonus Award was required to be measured each quarter using a Monte Carlo simulation model.

On September 1, 2009, pursuant to the terms of an amendment to the CEO’s employment letter agreement, the Special Bonus Award was cancelled and replaced with the right to an annual equity award for fiscal years 2011 through 2013 (the “Annual Equity Grant”). On September 1, 2009, both time-based vesting and performance-based vesting restricted stock units were granted to the CEO pursuant to the terms of the Annual Equity Grant. The replacement of the Special Bonus Award with the awards granted pursuant to the Annual Equity Grant was accounted for as a modification of an existing award. As a result of this modification, during the first quarter of fiscal year 2010, approximately $0.5 million was reclassified from a liability to Additional paid-in capital in our Consolidated Balance Sheet and $0.5 million was recognized as compensation expense within SG&A in our Consolidated Statement of Operations in the same reporting period and is therefore included in our results for the fiscal year ended June 30, 2010.

Note 15 – Restructuring

We announced a restructuring program in June 2006 designed to increase efficiency in our manufacturing, engineering and administrative organizations and expanded these activities from that time through June 2011 to improve our global footprint, cost structure, technology portfolio, human resources and internal processes.

In fiscal year 2009, programs initiated included the closure of the Woodbury, New York facility and numerous headcount reductions across our business units to reduce excess capacity due to decreased sales. The most significant of these programs was in Germany, Austria, the United Kingdom, Sweden and various locations in the United States. We additionally completed the transition of our Corporate Headquarters from Washington, D.C. to Stamford, Connecticut. In fiscal year 2010, we announced the relocation of certain manufacturing activities from the United Kingdom to Hungary, a consolidation and optimization of our manufacturing capabilities in China and the exit of the personal navigation device (“PND”) distribution channel in Germany. In fiscal year 2011, we announced the relocation of certain manufacturing activities from Washington, Missouri to Mexico, the outsourcing of certain manufacturing activities to third party suppliers, and we continued to refine and expand on activities launched in prior years.

A summary and components of our restructuring initiatives are as follows and include accruals for new programs as noted above plus revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Severance Related Costs	Third Party Contractor Termination Costs	Facility Closure and Other Related Costs	Asset Impairments(1)	Total
Liability, July 1, 2008	$33,639	$52	$1,640	$0	$35,331
Expense(2)	75,157	326	13,887	10,305	99,675
Accumulated depreciation offset	0	0	0	(10,305)	(10,305)
Payments	(39,106)	(65)	(6,894)	0	(46,065)
Foreign currency translation	(1,760)	(5)	0	0	(1,765)

Liability, June 30, 2009	67,930	308	8,633	0	76,871

Expense(2)	10,049	410	2,535	4,880	17,874
Accumulated depreciation offset	0	0	0	(4,880)	(4,880)
Payments	(41,186)	(33)	(4,299)	0	(45,518)
Foreign currency translation	(3,757)	3	5	0	(3,749)

Liability, June 30, 2010	33,036	688	6,874	0	40,598

Expense(2)	10,541	1,024	3,518	5,564	20,647
Accumulated depreciation offset	0	0	0	(5,564)	(5,564)
Payments	(15,231)	(513)	(3,833)	0	(19,577)
Foreign currency translation	3,416	103	(1)	0	3,518

Liability, June 30, 2011	$31,762	$1,302	$6,558	$0	$39,622

(1)

Credits related to restructuring charges for accelerated depreciation and inventory provisions are recorded against the related assets in Property, plant & equipment, net or Inventory in our Consolidated Balance Sheets and do not impact the restructuring liability.

(2)

Restructuring expenses noted above are primarily in SG&A in our Consolidated Statements of Operations. Asset impairments, which consist of accelerated depreciation and inventory provisions are primarily in Cost of sales in our Consolidated Statements of Operations.

Restructuring liabilities are recorded in Accrued liabilities and Other non-current liabilities in our Consolidated Balance Sheets.

Restructuring expenses by reporting business segment are as follows:

	Year Ended June 30,
	2011	2010	2009
Automotive	$8,138	$2,785	$51,488
Consumer	4,873	7,574	13,250
Professional	1,835	2,191	16,369
Other	237	444	8,263

Total expense	15,083	12,994	89,370
Asset impairments	5,564	4,880	10,305

Total	$20,647	$17,874	$99,675

Note 16 – Retirement Benefits

Plan Descriptions

Retirement savings plan

We provide a Retirement Savings Plan for certain employees in the United States. Under the plan, employees may contribute up to 50 percent of their pretax compensation subject to certain limitations. Each business unit will make a safe harbor non-elective contribution in an amount equal to three percent of a participant’s eligible contribution. Each business unit may make a matching contribution of up to three percent (50 percent on the first six percent of an employee’s tax-deferred contribution) and, upon approval of our Board of Directors, a profit sharing contribution. Matching and profit sharing contributions vest at a rate of 25 percent for each year of service with the employer, beginning with the second year of service. Effective January 1, 2009, we suspended the matching and safe harbor non-elective contributions for these plans. Effective January 1, 2010, the employer matching contribution and the safe harbor non-elective contribution were reinstated. Approval for the profit sharing contribution is requested from our Board of Directors at the end of each fiscal year. Management eliminated the profit sharing contribution as of December 28, 2010. No amount was accrued for profit sharing contribution for each of the fiscal years ended June 30, 2011, 2010 and 2009. Expenses related to the Retirement Savings Plan for the fiscal years ended June 30, 2011 and 2010, and were $7.3 million and $3.7 million, respectively. For the fiscal year ended June 30, 2009 income of $1.7 million was recorded representing the matching and safe harbor non-elective contributions for these plans through January 1, 2009 offset by the reversal of the fiscal year 2008 profit sharing accrual in September 2008, as the contribution had not been approved by our Board of Directors.

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

During fiscal year 2012, we expect to contribute amounts to the defined benefit pension plans necessary to cover required disbursements. The benefits that we expect to pay in each fiscal year from 2012 to 2016 are $9.0 million, $8.7 million, $8.9 million, $9.4 million and $9.8 million, respectively. The aggregate benefits we expect to pay in the five fiscal years from 2017 to 2021 are $53.4 million.

Plan Assets

For all but one of our Company’s plans, contributions are made from our current operating funds as required in the year of payout. For one foreign plan, we made annual contributions into a fund managed by a trustee who invests such funds, administers the plan and makes payouts to eligible employees as required.

Our primary objective in investing plan assets for this foreign plan is to achieve returns sufficient to meet future benefit obligations with minimal risk and to time the maturities of such investments to meet annual payout needs. Given this, fund assets are invested in a unitized publically traded fund which invests 100 percent of such investments in government bonds. For purposes of fair value, this investment has been determined to meet the characteristics of a Level 1 investment as quoted prices in an active market exist for these assets. As of June 30, 2011 100% percent of these assets are invested in this unitized fund.

Summary Plan Results

The following is a reconciliation of the benefit obligations, plan assets and funded status of the plans as well as the amounts recognized in our Consolidated Balance Sheets as of and for the fiscal years ended June 30, 2011 and 2010:

	Year Ended June 30,
	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$144,331	$128,890
Benefit obligation at the beginning of the year of plans not previously reported(1)	7,330	0
Service cost	3,292	2,165
Interest cost	7,702	7,585
Actuarial (gain)/loss	(10,286)	23,107
Effects of settlements and curtailments	0	758
Plan amendments	95	0
Benefits paid	(7,657)	(9,598)
Foreign currency translation	11,478	(8,576)

Benefit obligation at end of year	$156,285	$144,331

Change in plan assets:
Fair value of assets at beginning of year	$0	$0
Fair value of assets at beginning of year for plans not previously reported(1)	4,507	0
Actual return on plan assets	139	0
Employer contributions	7,932	9,598
Benefits paid	(7,657)	(9,598)
Foreign currency translation	337	0

Fair value of assets at end of year	$5,258	$0

Reconciliation of funded status:
Funded status	$(151,027)	$(144,331)
Unrecognized prior service cost	8,672	10,078
Unrecognized net loss	19,790	31,586

Accrued pension cost	$(122,565)	$(102,667)

Accrued liabilities	$(8,913)	$(7,030)
Other non-current liabilities	(142,114)	(137,301)
AOCI	28,462	41,664

Accrued pension cost	$(122,565)	$(102,667)

(1)

Certain foreign defined benefit plans were not disclosed in prior years based on the immateriality of amounts involved in these plans. The above disclosures for fiscal year 2011 include amounts recorded for these plans as adjustments to the beginning balances for the current year.

Amounts recognized in AOCI for the fiscal years ended June 30, 2011 and 2010 are as follows:

	Year Ended June 30,
	2011	2010
Amounts recorded in AOCI:
Prior service cost	$8,672	$10,078
Net actuarial loss	19,790	31,586

Total recognized in AOCI, before taxes	28,462	41,664
Income tax benefits	(10,159)	(14,244)

Total recognized in AOCI, net of income taxes	$18,303	$27,420

The estimated amount that will be amortized from AOCI into net periodic benefit cost in fiscal year 2012 is as follows:

Amounts expected to be recognized in net periodic benefit cost
Recognized net actuarial loss	$1,796
Amortization of prior service cost	1,407

Total	$3,203

Amounts for pension plans with accumulated benefit obligations in excess of fair value of plan assets as of June 30, 2011 and 2010 are as follows:

	Year Ended June 30,
	2011	2010
Projected benefit obligation	$156,285	$144,331
Accumulated benefit obligation	145,626	130,258
Fair value of plan assets	5,258	0

The components of net periodic benefit costs for the fiscal years ended June 30, 2011, 2010 and 2009 are as follows:

	Year Ended June 30,
	2011	2010	2009
Components of net periodic benefit cost:
Service cost	$3,292	$2,165	$2,185
Interest cost	7,702	7,585	7,449
Expected return on plan assets	(221)	0	0
Amortization of prior service cost	1,502	1,407	1,625
Amortization of net loss	1,899	1,122	(101)
Effect of settlements and curtailments	0	1,452	947

Net periodic benefit cost	$14,174	$13,731	$12,105

Plan Assumptions

The assumptions used to determine our benefit obligations and net periodic pension and other postretirement benefit costs are as follows:

Year Ended June 30,
	2011	2010	2009
Assumptions:
Weighted average rates used to determine benefit obligations at June 30:
Range of discount rates for pension plans	4.7% – 5.9%	4.5% – 5.0%	6.0% – 6.25%
Range of rates of compensation increase for pension plans	2.5% – 4.0%	2.5% – 4.0%	2.5% – 4.0%
Weighted average rates used to determine net periodic benefit cost at June 30:
Range of discount rates for pension plans	4.1% – 5.6%	4.5% – 6.17%	6.0% – 6.25%
Range of rates of compensation increase for pension plans	2.5% – 4.0%	2.5% – 4.0%	2.5% – 4.0%

As of June 30, 2010 a globally consistent method of setting the discount rate was adopted, where yield curves are developed from yields on actual Aa-rated corporate bonds across the full maturity spectrum, referring to ratings provided by Moody’s, Standard & Poor’s, Fitch, and Dominion Bond Rating Service, supplemented with additional yield information where needed. We discount the expected future benefit payments of each plan using the appropriate yield curve based on the currency of payment of benefits, to develop a single-point discount rate matching each plan’s payout structure. Prior to June 30, 2010, a similar approach was followed, using yields for German federal bonds and Euro denominated bonds provided by Deutsche Bundesbank, and spot yields on corporate bonds published in the Citigroup Pension Liability Index.

Note 17 – Business Segment Data

We design, manufacture and market high-quality, high fidelity audio products and electronic systems for the automotive, consumer and professional markets. Our chief operating decision maker evaluates performance and allocates resources based on net sales, operating income and working capital in each of the reporting segments.

We report our business on the basis of four segments. Our Automotive, Consumer and Professional segments are based on the end-user markets we serve. Our fourth segment includes the results of Other, which includes compensation, benefits and occupancy costs for corporate employees, net of reporting segment allocations, expenses associated with new technology innovation and our corporate brand identity campaign, as well as the results of operations of Aha, which we acquired in September 2010.

Automotive

Our Automotive segment designs, manufactures and markets audio, electronic and infotainment systems for vehicle applications to be installed primarily as original equipment by automotive manufacturers. Our Automotive products are marketed worldwide under brand names including JBL, Infinity, Mark Levinson, Harman/Kardon, Logic 7, Lexicon and Becker. Our premium branded audio, video, navigation and infotainment systems are offered to automobile manufacturers through engineering and supply agreements. See Note 21 – Significant Customers for more information.

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

The following table reports net sales, operating income (loss), assets, goodwill, capital expenditures and depreciation and amortization by each reporting segment from continuing operations:

	Year Ended June 30,
	2011	2010	2009
Net sales:
Automotive	$2,737,944	$2,467,972	$2,004,837
Consumer	420,317	373,047	356,489
Professional	613,282	522,736	492,876
Other	802	673	693

Total	$3,772,345	$3,364,428	$2,854,895

Operating income (loss):
Automotive	$177,077	$88,113	$(439,957)
Consumer	2,457	(5,026)	(49,939)
Professional	93,962	75,179	44,363
Other	(83,445)	(72,711)	(58,279)

Total	190,051	85,555	(503,812)
Discontinued operations	0	9,483	(5,462)

Total	$190,051	$95,038	$509,274

Assets:
Automotive	$1,700,179	$1,492,479	$1,269,261
Consumer	427,421	265,002	187,752
Professional	423,894	333,177	284,238
Other	507,001	465,557	660,270

Total	3,058,495	2,556,215	2,401,521
Discontinued operations	0	0	71,976

Total	$3,058,495	$2,556,215	$2,473,497

Goodwill:
Automotive	$13,359	$6,127	$0
Consumer	33,877	30,686	0
Professional	72,121	69,109	42,200
Other	0	0	0

Total	119,357	105,922	42,200
Discontinued operations	0	0	39,677

Total	$119,357	$105,922	$81,877

Capital expenditures:
Automotive	$74,848	$40,770	$59,494
Consumer	4,725	2,940	3,885
Professional	14,645	11,060	10,377
Other	14,139	5,263	5,366

Total	108,357	60,033	79,122
Discontinued operations	0	167	728

Total	$108,357	$60,200	$79,850

Depreciation and amortization:
Automotive	$93,578	$112,812	$413,210
Consumer	7,504	6,073	31,342
Professional	16,432	17,828	15,764
Other	5,750	3,233	3,213

Total	123,264	139,946	463,529
Discontinued operations	0	911	14,387

Total	$123,264	$140,857	$477,916

During fiscal year 2011, we did not record any goodwill impairment charges. During the fiscal year ended June 30, 2010, we recorded goodwill impairment charges of $12.3 million in our Automotive segment. During the fiscal year ended June 30, 2009 we recorded goodwill impairment charges of $295.1 million in our Automotive segment and $22.6 million in our Consumer segment. Refer to Note 8 – Goodwill for more information.

The following table presents, net sales long-lived assets and net assets by geographic area as of and for the years ended June 30, 2011, 2010 and 2009. Net sales are attributable to geographic areas based upon the location of the customer.

	Year Ended June 30,
	2011	2010	2009
Net sales:
U.S.	$703,772	$678,384	$541,469
Germany	1,616,198	1,380,246	1,236,209
Other Europe	780,342	623,219	548,272
Other	672,033	682,579	528,945

Total	$3,772,345	$3,364,428	$2,854,895

Long-lived assets:
U.S.	$398,364	$390,522	$448,696
Germany	291,146	267,536	329,955
Other Europe	227,883	191,554	113,442
Other	32,947	32,624	29,359

Total	950,340	882,236	921,452
Discontinued operations	0	—	45,723

Total	$950,340	$882,236	$967,175

Net Assets
U.S.	$12,777	$55,548	$22,716
Germany	700,722	540,547	487,636
Other Europe	598,853	455,449	393,211
Other	111,306	83,438	57,528

Total	1,423,658	1,134,982	961,091
Discontinued operations	0	0	46,827

Total	$1,423,658	$1,134,982	$1,007,918

Note 18 – Commitments and Contingencies

At June 30, 2011, we were subject to legal claims and litigation arising in the ordinary course of business, including the matters described below. The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial condition or results of operations.

In re Harman International Industries, Inc. Securities Litigation

On October 1, 2007, a purported class action lawsuit was filed by Cheolan Kim (the “Kim Plaintiff”) against Harman and certain of our officers in the United States District Court for the District of Columbia (the “Court”) seeking compensatory damages and costs on behalf of all persons who purchased our common stock between April 26, 2007 and September 24, 2007 (the “Class Period”). The original complaint alleged claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and Rule 10b-5 promulgated thereunder.

The complaint alleged that the defendants omitted to disclose material adverse facts about Harman’s financial condition and business prospects. The complaint contended that had these facts not been concealed at the time the merger agreement with Kohlberg Kravis Roberts & Co. (“KKR”) and Goldman Sachs Capital Partners was entered into, there would not have been a merger agreement, or it would have been at a much lower price, and the price of our common stock therefore would not have been artificially inflated during the Class Period. The Kim Plaintiff alleged that, following the reports that the proposed merger was not going to be completed, the price of our common stock declined, causing the plaintiff class significant losses.

On November 30, 2007, the Boca Raton General Employees’ Pension Plan (the “Boca Raton Plaintiff”) filed a purported class action lawsuit against Harman and certain of our officers in the Court seeking compensatory damages and costs on behalf of all persons who purchased our common stock between April 26, 2007 and September 24, 2007. The allegations in the Boca Raton complaint are essentially identical to the allegations in the original Kim complaint, and like the original Kim complaint, the Boca Raton complaint alleges claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.

On January 16, 2008, the Kim Plaintiff filed an amended complaint. The amended complaint, which extended the Class Period through January 11, 2008, contended that, in addition to the violations alleged in the original complaint, Harman also violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by “knowingly failing to disclose “significant problems” relating to its PND sales forecasts, production, pricing, and inventory” prior to January 14, 2008. The amended complaint claimed that when “Defendants revealed for the first time on January 14, 2008 that shifts in PND sales would adversely impact earnings per share by more than $1.00 per share in fiscal 2008,” that led to a further decline in our share value and additional losses to the plaintiff class.

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

On May 2, 2008, Lead Plaintiff filed a consolidated class action complaint (the “Consolidated Complaint”). The Consolidated Complaint, which extends the Class Period through February 5, 2008, contends that Harman and certain of our officers and directors violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, by issuing false and misleading disclosures regarding our financial condition in fiscal year 2007 and fiscal year 2008. In particular, the Consolidated Complaint alleges that defendants knowingly or recklessly failed to disclose material adverse facts about MyGIG radios, PNDs and our capital expenditures. The Consolidated Complaint alleges that when Harman’s true financial condition became known to the market, the price of our common stock declined significantly, causing losses to the plaintiff class.

On July 3, 2008, defendants moved to dismiss the Consolidated Complaint in its entirety. Lead Plaintiff opposed the defendants’ motion to dismiss on September 2, 2008, and defendants filed a reply in further support of their motion to dismiss on October 2, 2008. The motion is now fully briefed. As of June 30, 2011, the case remained open with no new developments.

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

Defendants moved to dismiss the complaint in its entirety on August 5, 2008. The Russell Plaintiff opposed the defendants’ motion to dismiss on September 19, 2008, and defendants filed a reply in further support of their motion to dismiss on October 20, 2008. The motion is now fully briefed. As of June 30, 2011, the case remained open with no new developments.

Automotive Supply Arrangements

We have arrangements with our automotive customers to provide products that meet predetermined technical specifications and delivery dates. In the event that we do not satisfy the performance obligations under these arrangements, we may be required to indemnify the customer. We accrue for any loss that we expect to incur under these arrangements when that loss is probable and can be reasonably estimated. For the years ended June 30, 2011, 2010 and 2009, we incurred $5.8 million, $11.7 million and $9.2 million, respectively, of costs relating to delayed delivery of product to an automotive customer. An inability to meet performance obligations on automotive platforms to be delivered in future periods could adversely affect our results of operations and financial condition in future periods.

Note 19 – Investment in Joint Venture

In October 2005, we formed Harman Navis Inc. (“Harman Navis”), a joint venture located in Korea, to engage in the design and development of navigation systems for Asian markets. We evaluated the joint venture agreement and determined that the newly formed joint venture was a variable interest entity requiring consolidation under the appropriate accounting guidance. We owned a 50 percent equity interest in the joint venture through December 2009. We were not obligated to fund any joint venture losses beyond our investment.

In fiscal year 2009, we entered into a restructuring agreement which amended the Harman Navis joint venture agreement and other related agreements which resulted in the sale of the Harman Navis joint venture to our 50 percent equity partner (“Navis”) over a period of 26 months. As a result of the restructuring agreement, we and Navis agreed to have Navis purchase our interest in the joint venture for an aggregate price of $20 million, payable in three installments through June 2011. The first of these amounts was due on December 15, 2009 and, on such date, Navis agreed to make a payment in the amount of $10 million in exchange for 50 percent of our equity interest. However, we agreed to pay a guaranteed royalty of $29 million over a three year period in lieu of future royalty payments, of which $10 million was payable by us on December 15, 2009, and as a result no cash was exchanged in this transaction since both the amount payable from us and receivable from Navis were equal and offsetting.

As a result of this transaction, we determined that we were no longer the primary beneficiary of the joint venture and therefore deconsolidated the joint venture in December 2009 and recorded an investment of $2.8 million in our Consolidated Balance Sheets and at that time began to account for it under the equity method. Our remaining 25 percent equity interest was measured at fair value using a weighted application of the cost, market and income valuation techniques. The deconsolidation of Harman Navis resulted in an overall loss of $13.1 million in our Automotive segment and is included in our Consolidated Statement of Operations as Loss on deconsolidation of variable interest entity for the year ended June 30, 2010. The loss resulted primarily from the difference between the fair value of the consideration received for the disposal of our equity interest and the net asset value of the joint venture that was deconsolidated.

In February 2011, Navis redeemed 15 percent of our equity interest in consideration for a payment of $6.0 million. The second installment of the guaranteed royalty of $6.0 million was also payable by us. Both the amount receivable from Navis and payable from us were equal and offsetting. This reduced our ownership interest to 10 percent, and we subsequently accounted for Navis under the cost method.

In June 2011, Navis redeemed the remaining 10 percent of our equity interest in consideration for a payment of $4.0 million. At that time, the third installment of the guaranteed royalty of $4.0 million was also payable by us. Both the amount receivable from Navis and payable from us were equal and offsetting. We wrote off our remaining investment of $2.1 million which was recorded in SG&A in our Consolidated Statement of Operations. As of June 30, 2011, we no longer had an ownership interest in Navis.

Note 20 – Related Party Transactions

From time to time we enter into transactions with related parties. In December 2009, we entered into a three-year agreement for engineering and software development services with Neusoft Corporation (“Neusoft”), a Shanghai exchange listed technology solutions provider. A member of our Board of Directors is the Chairman and CEO of Neusoft.

On April 20, 2010, our subsidiary, innovative entered into an asset purchase and business transfer agreement (the “Asset Purchase Agreement”) with Neusoft Technology Solutions GmbH (“Neusoft Technology”), which is a subsidiary of Neusoft for the sale of certain tangible assets located at innovative’s facility in Hamburg, Germany. This transaction closed on June 1, 2010. As part of the Asset Purchase Agreement, innovative and Neusoft Technology entered into a five-year agreement for engineering and software development services related to innovative’s vehicle navigation business (the “Services Agreement”). Under the terms of the Asset Purchase Agreement, innovative transferred at closing certain tangible assets and employment relationships to Neusoft Technology and received consideration of €6 million. Our subsidiary, Harman Becker Automotive Systems GmbH and Neusoft Europe AG, a subsidiary of Neusoft, are guarantors under the terms of the Asset Purchase Agreement and the Services Agreement. During the years ended June 30, 2011 we incurred total expenses of $24.9 million for engineering and software development services with Neusoft Technology and Neusoft. We did not incur any expense with Neusoft Technology and Neusoft in the fiscal years ended June 30, 2010 and 2009.

Note 21 – Significant Customers

Presented below are the percentages of net sales to and net accounts receivable due from customers who represent ten percent or more of our net sales or net accounts receivable from continuing operations for the periods presented:

	Net Sales		Accounts Receivable, Net
	Year Ended June 30,		June 30,
	2011	2010	2011	2010
BMW	21%	18%	17%	13%
Audi/Volkswagen	15%	14%	9%	13%
Daimler AG	9%	8%	5%	10%
Other customers	55%	60%	69%	64%

Total	100%	100%	100%	100%

Note 22 – Sale of Intellectual Property

Effective February 15, 2011, we entered into an agreement with a third party pursuant to which we monetized certain intellectual property rights. Income of $16.5 million was recognized in connection with this transaction in our Automotive segment and is included in the Consolidated Statement of Operations for the fiscal year ended June 30, 2011 under the caption Sale of intellectual property.

Note 23 – Quarterly Summary of Operations (unaudited)

The following is a summary of operations by quarter for fiscal years 2011, 2010 and 2009:

	Three Months Ended
	September 30	December 31	March 31	June 30	Total
Fiscal Year 2011
Net sales	$836,946	$956,081	$948,196	$1,031,122	$3,772,345
Gross profit	224,571	268,740	248,825	245,214	987,350
Income from continuing operations attributable to Harman International Industries, Incorporated, net of income taxes	27,388	53,052	36,600	18,876	135,916
Net income	27,388	53,052	36,600	18,876	135,916
Earnings per share:
Basic	0.39	0.75	0.51	0.27	1.91
Diluted	0.39	0.74	0.51	0.26	1.90
Fiscal Year 2010
Net sales	$748,428	$928,273	$837,011	$850,716	$3,364,428
Gross profit	192,227	251,635	217,632	223,664	885,158
Income (loss) from continuing operations attributable to Harman International Industries, Incorporated, net of income taxes	(11,576)	13,396	14,921	18,437	35,178
Income from discontinued operations, net of income taxes	2,103	2,703	3,339	115,446	123,591
Net (loss) income	(9,473)	16,099	18,260	133,883	158,769
(Loss) earnings per share from continuing operations attributable to Harman International Industries, Incorporated, net of income taxes:
Basic	(0.17)	0.19	0.21	0.26	0.50
Diluted	(0.17)	0.19	0.21	0.26	0.50
Earnings per share from discontinued operations, net of income taxes:
Basic	0.03	0.04	0.05	1.64	1.76
Diluted	0.03	0.04	0.05	1.63	1.75
(Loss) earnings per share:
Basic	(0.14)	0.23	0.26	1.90	2.26
Diluted	(0.14)	0.23	0.26	1.89	2.25
Fiscal Year 2009
Net sales	$859,864	$746,176	$588,906	$659,949	$2,854,895
Gross profit	234,310	169,046	105,620	136,374	645,350
Income (loss) from continuing operations attributable to Harman International Industries, Incorporated, net of income taxes	18,641	(309,213)	(71,609)	(60,164)	(422,345)
Income (loss) from discontinued operations, net of income taxes	2,348	(9,918)	2,844	(4,433)	(9,159)
Net (loss) income	20,989	(319,131)	(68,765)	(64,597)	(431,504)
Earnings (loss) per share from continuing operations attributable to Harman International Industries, Incorporated, net of income taxes:
Basic	0.32	(5.27)	(1.21)	(1.01)	(7.19)
Diluted	0.32	(5.28)	(1.22)	(1.01)	(7.19)
Earnings (loss) per share from discontinued operations, net of income taxes:
Basic	0.04	(0.17)	0.05	(0.07)	(0.16)
Diluted	0.04	(0.17)	0.05	(0.07)	(0.16)
Earnings (loss) per share:
Basic	0.36	(5.44)	(1.16)	(1.09)	(7.34)
Diluted	0.36	(5.44)	(1.16)	(1.09)	(7.34)

Note 24 – Subsequent Events

Change in Segment Reporting

Effective July 1, 2011, we reorganized our business segments. Our new business segments now consist of Infotainment, Lifestyle, Professional and Other. Our Infotainment segment consists of the infotainment business previously reported in our Automotive segment and the results of Aha, previously reported in our Other segment. Our Lifestyle segment consists of the audio business previously reported in our Automotive segment, our Consumer segment and Luxury Home Audio, which was previously reported in our Professional segment. This change is designed to realign our organization to unlock earnings growth and to better align with consumer lifestyle preferences.

Acquisition

On July 22, 2011, (the “MWM Acquisition Date”), we and our wholly-owned subsidiary, Harman Holding Limited (“Harman Holding”), entered into an equity securities purchase agreement with a group of sellers (the “MWM Sellers”) to acquire all of the issued and outstanding shares of the MWM Acoustics group of companies (“MWM Acoustics”), a leading provider of high performance, embedded acoustic solutions (the “MWM Acquisition”), the purchase price $80.0 million (the “Fixed Purchase Price”), which is subject to a working capital adjustment. The working capital adjustment is to be determined within 60 days of the MWM Acquisition Date. On the MWM Acquisition Date, we and Harman Holding paid the MWM Sellers a total of $72.0 million. The remainder of the Fixed Purchase Price of $8.0 million will be payable on the later of December 31, 2012, or upon the resolution of any outstanding indemnification claims. The acquisition is also subject to a $57.0 million earn-out which is payable contingent on the achievement of certain financial targets in the fiscal year ended June 30, 2014. The total cost of the MWM Acquisition, including the fair value of the earn-out, will be allocated to the assets acquired and liabilities assumed based on their fair values at the MWM Acquisition Date. We are in the process of finalizing the valuation of the net assets acquired. The results of MWM Acoustics will be reported in our Lifestyle segment.

Dividend Declaration

On August 10, 2011, we declared a cash dividend of $0.075 per share for the quarter ended June 30, 2011. The quarterly dividend will be paid on September 6, 2011 to each stockholder of record as of the close of business on August 22, 2011.

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

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Part III is incorporated by reference to our Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 11.	Executive Compensation.

The information required by Item 11 of Part III is incorporated by reference to our Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Part III is incorporated by reference to our Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Part III is incorporated by reference to our Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.

The information required by Item 14 of Part III is incorporated by reference to our Proxy Statement for the 2011 Annual Meeting of Stockholders.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

We will furnish you, without charge, a copy of any exhibit upon written request. Written requests to obtain any exhibit should be sent to Harman’s Secretary at 400 Atlantic Street, 15th Floor, Stamford, CT 06901.

The following consolidated financial statements are filed as part of this report under “Part II, Item 8 – Financial Statements and Supplementary Data”:

Exhibit Index to 10-K

Exhibit No.	Exhibit Description
3.1	Restated Certificate of Incorporation of Harman International Industries, Incorporated, as amended. (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 and hereby incorporated by reference)

3.2	By-Laws of Harman International Industries, Incorporated, as amended, dated February 6, 2008. (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 and hereby incorporated by reference)

4.1	Indenture, related to the 1.25% Convertible Senior Notes due 2012, dated as of October 23, 2007, between Harman International Industries, Incorporated and Wells Fargo Bank, National Association, as trustee (including the form of 1.25% Convertible Senior Note due 2012). (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on October 25, 2007 and hereby incorporated by reference)

4.2	Supplemental Indenture, dated as of January 12, 2010, to the Indenture dated as of October 23, 2007, between Harman International Industries, Incorporated and Wells Fargo Bank, National Association (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on January 13, 2010 and hereby incorporated by reference)

4.3	Registration Rights Agreement, dated as of October 23, 2007, between Harman International Industries, Incorporated, KKR I-H Limited, GS Capital Partners VI Fund L.P., GS Capital Partners VI Parallel, L.P., GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI GmbH & Co. KG, Citibank, N.A. and HSBC USA Inc. (filed as Exhibit 4.2 to the Current Report on Form 8-K filed with the Commission on October 25, 2007 and hereby incorporated by reference).

Exhibit No.	Exhibit Description
10.1	Note Purchase Agreement, dated October 22, 2007, by and among Harman International Industries, Incorporated, KKR I-H Limited, GS Capital Partners VI Fund L.P., GS Capital Partners VI Parallel, L.P., GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI GmbH & Co. KG, Citibank, N.A. and HSBC USA Inc. and, for limited purposes, Kohlberg Kravis Roberts & Co. L.P. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on October 25, 2007 and hereby incorporated by reference)

10.2	Multi-Currency Credit Agreement by and among Harman International Industries, Incorporated, Harman Holding GmbH & Co. KG, J.P. Morgan Securities (USA), Inc. and Unicredit Bank AG, New York Branch, as Joint Lead Arrangers, JP Morgan Chase Bank, N.A., as Administrative Agent, HSBC Bank USA, National Association and Unicredit Bank AG, New York Branch, as Syndication Agents, Bank of America, N.A., Wells Fargo Bank, N.A. and RBS Citizens, N.A., as Documentation Agents, and the other banks and financial institutions party thereto, dated as of December 1, 2010. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on December 7, 2010 and hereby incorporated by reference)

10.3	Guarantee and Collateral Agreement by and among Harman International Industries, Incorporated, Harman Holding GmbH & Co. KG, the subsidiaries of Harman International Industries, Incorporated identified therein, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of December 1, 2010. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on December 7, 2010 and hereby incorporated by reference)

10.4	Harman International Industries, Incorporated 1992 Incentive Plan, as amended and restated. (filed as Exhibit B to the 1999 Proxy Statement and hereby incorporated by reference)**

10.5	Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive Plan. (filed as Appendix A to the 2008 Proxy Statement and hereby incorporated by reference)**

10.6	Amendment No. 1 to the Amended and Restated 2002 Stock Option and Incentive Plan. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 and hereby incorporated by reference)**

10.7	Form of Nonqualified Stock Option Agreement for Non-Officer Directors under the Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan. (filed as Exhibit 10.11 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and hereby incorporated by reference)**

10.8	Form of Incentive Stock Option Agreement for Officers and Key Employees under the Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on August 22, 2005 and hereby incorporated by reference)**

10.9	Form of Nonqualified Stock Option Agreement for Officers and Key Employees under the Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on August 22, 2005 and hereby incorporated by reference)**

10.10	Form of Restricted Stock Agreement for Officers and Key Employees under the Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan. (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on August 22, 2005 and hereby incorporated by reference)**

10.11	Form of Nonqualified Performance Stock Option Agreement for Officers and Key Employees under the Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and hereby incorporated by reference)**

Exhibit No.	Exhibit Description
10.12	Form of Nonqualified Stock Option Agreement, related to the Stock Option Award, between Harman International Industries, Incorporated and Dinesh Paliwal. (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on May 9, 2007 and hereby incorporated by reference)**

10.13	Form of Restricted Stock Agreement, related to the Restricted Stock Award, between Harman International Industries, Incorporated and Dinesh Paliwal. (filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the Commission on May 9, 2007 and hereby incorporated by reference)**

10.14	Form of Restricted Stock Agreement, related to the Inducement Stock Award, between Harman International Industries, Incorporated and Dinesh Paliwal. (filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the Commission on May 9, 2007 and hereby incorporated by reference)**

10.15	Form of Restricted Stock Agreement, related to the Equity Replacement Award, between Harman International Industries, Incorporated and Dinesh Paliwal. (filed as Exhibit 10.6 to the Current Report on Form 8-K filed with the Commission on May 9, 2007 and hereby incorporated by reference)**

10.16	Form of Restricted Share Unit Agreement, related to the RSU Replacement Award, between Harman International Industries, Incorporated and Dinesh Paliwal. (filed as Exhibit 10.7 to the Current Report on Form 8-K filed with the Commission on May 9, 2007 and hereby incorporated by reference)**

10.17	Form of Restricted Share Unit Agreement, related to the Restricted Share Unit Award, between Harman International Industries, Incorporated and Dinesh Paliwal. (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on December 4, 2007 and hereby incorporated by reference)**

10.18	Form of Performance Based Restricted Share Unit Agreement for Officers and Key Employees under the Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive Plan. (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference)**

10.19	Form of Restricted Share Unit Agreement for Officers and Key Employees under the Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive Plan. (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference)**

10.20	Form of Restricted Share Unit Agreement for Non-Officer Directors under the Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive Plan. (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference)**

10.21	Form of Restricted Share Unit Agreement, related to Dinesh Paliwal’s annual equity awards, under the Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive Plan. (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference)**

10.22	Form of Nonqualified Stock Option Agreement, related to Dinesh Paliwal’s annual equity awards, under the Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive Plan. (filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference)**

10.23	Restricted Share Unit Agreement between Harman International Industries, Incorporated and Dinesh Paliwal, related to a January 2008 award. (filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference)**

10.24	Restricted Share Unit Agreement between Harman International Industries, Incorporated and Dinesh Paliwal, related to a September 2008 award under the Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive Plan. (filed as Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference)**

Exhibit No.	Exhibit Description
10.25	Restricted Share Unit Agreement between Harman International Industries, Incorporated and Herbert Parker, related to a September 2008 award. (filed as Exhibit 10.12 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference)**

10.26	Time-Based Restricted Share Unit Agreement between Harman International Industries, Incorporated and Dinesh Paliwal, related to a September 2009 award under the Amended and Restated Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan (filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the Commission on September 1, 2009 and hereby incorporated by reference)**

10.27	Performance-Based Restricted Share Unit Agreement between Harman International Industries, Incorporated and Dinesh Paliwal, related to a September 2009 award under the Amended and Restated Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan (filed as Exhibit 10.6 to the Current Report on Form 8-K filed with the Commission on September 1, 2009 and hereby incorporated by reference)**

10.28	Harman International Industries, Incorporated Management Incentive Compensation Plan. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on December 21, 2007 and hereby incorporated by reference)**

10.29	Harman International Industries, Incorporated Supplemental Executive Retirement Plan, as amended and restated as of October 1, 1999. (filed as Exhibit 10.27 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and hereby incorporated by reference)**

10.30	Amendment No. 1 to the Harman International Industries, Incorporated Supplemental Executive Retirement Plan, dated September 24, 2002. (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 and hereby incorporated by reference)**

10.31	Form of Benefit Agreement under the Supplemental Executive Retirement Plan. (filed as Exhibit 10.14 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and hereby incorporated by reference)**

10.32	Harman International Industries, Inc. Deferred Compensation Plan, effective June 1, 1997. (filed as Exhibit 4 to the Registration Statement on Form S-8 filed with the Commission on June 9, 1997, and hereby incorporated by reference)**

10.33	Amendment No. 1 to the Harman International Industries, Inc. Deferred Compensation Plan dated October 1, 1999. (filed as Exhibit 10.46 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and hereby incorporated by reference)**

10.34	Amendment No. 2 to the Harman International Industries, Inc. Deferred Compensation Plan, effective December 16, 2003. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 and hereby incorporated by reference)**

10.35	Letter Agreement, dated May 8, 2007, between Harman International Industries, Incorporated and Dinesh Paliwal. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on May 9, 2007 and hereby incorporated by reference)**

10.36	Amendment to Letter Agreement, dated November 29, 2007, between Harman International Industries, Incorporated and Dinesh Paliwal. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on December 4, 2007 and hereby incorporated by reference)**

10.37	Amendment to Letter Agreement, dated December 31, 2008 between Harman International Industries, Incorporated and Dinesh Paliwal. (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference)**

10.38	Amended and Restated Severance Agreement between Harman International Industries, Incorporated and Dinesh Paliwal dated December 31, 2008. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference)**

Exhibit No.	Exhibit Description

10.39	Amendment to Letter Agreement, dated September 1, 2009, between Harman International Industries, Incorporated and Dinesh Paliwal (filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the Commission on September 1, 2009 and hereby incorporated by reference)**

10.40	Summary of equity awards granted to Mr. Paliwal and Mr. Parker in September 2008. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and hereby incorporated by reference)**

10.41	Letter Agreement, dated May 2, 2008, between Harman International Industries, Incorporated and Herbert Parker. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on May 6, 2008 and hereby incorporated by reference)**

10.42	Employment Agreement, dated January 11, 2008, between Harman International Industries, Incorporated and John Stacey. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and hereby incorporated by reference)**

10.43	Employment Agreement, dated May 30, 2008, between Harman Management GmbH and Klaus Blickle. (filed as Exhibit 10.37 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and hereby incorporated by reference)**

10.44	Letter Agreement, dated August 8, 2008, between Harman International Industries, Incorporated and Jennifer Peter. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on August 21, 2008 and hereby incorporated by reference)**

10.45	Letter Agreement, dated August 22, 2008, between Harman International Industries, Incorporated and Todd Suko. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and hereby incorporated by reference)**

10.46	Amended and Restated Severance Agreement between Harman International Industries, Incorporated and Herbert Parker dated December 22, 2008. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference)**

10.47	Letter Agreement, dated January 9, 2009, between Harman International Industries, Incorporated and Sachin Lawande. (filed as Exhibit 10.13 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference)**

10.48	Letter Agreement, dated January 9, 2009, between Harman International Industries, Incorporated and David Slump. (filed as Exhibit 10.14 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference)**

10.49	Form of Severance Agreement between Harman International Industries, Incorporated and Blake Augsburger, David Karch, Sachin Lawande, David Slump, John Stacey and Todd Suko (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and hereby incorporated by reference)**

10.50	Form of Severance Agreement between Harman International Industries, Incorporated, and each of Herbert Parker, Blake Augsburger, David Karch, Sachin Lawande, David Slump, John Stacey and Todd Suko (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on April 26, 2010 and hereby incorporated by reference)**

10.51	Agreement between and among Harman Management GmbH and Dr. Klaus Blickle, dated February 23, 2011. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on March 1, 2011 and hereby incorporated by reference)**

10.52	Second Amended and Restated Multi-Currency, Multi-Option Credit Agreement, dated March 31, 2009, among Harman International Industries, Incorporated, Harman Holding GmbH & Co. KG, and the several lenders and agents from time to time parties thereto. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and hereby incorporated by reference)

Exhibit No.	Exhibit Description

10.53	Guarantee and Collateral Agreement, dated March 31, 2009, among Harman International Industries, Incorporated, Harman Holding GmbH & Co. KG, certain subsidiaries of the Company parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the several lenders from time to time parties to the Second Amended and Restated Multi-Currency, Multi-Option Credit Agreement. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and hereby incorporated by reference)

21.1	Subsidiaries of Harman International Industries, Incorporated. +

23.1	Consent of KPMG LLP. +

31.1	Certification of Dinesh Paliwal filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

31.2	Certification of Herbert Parker filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

32.1	Certification of Dinesh Paliwal and Herbert Parker filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

99.1	Form of Indemnification Letter Agreement with Directors and Executive Officers (filed as Exhibit 99.1 to the Current Report on Form 8-K filed with the Commission on February 13, 2009 and hereby incorporated by reference)

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Calculation Linkbase.*

101.DEF	XBRL Taxonomy Definition Linkbase.*

101.LAB	XBRL Taxonomy Label Linkbase.*

101.PRE	XBRL Presentation Linkbase.*

*	Submitted electronically herewith.
**	Management contract, compensatory plan or arrangement.
+	Filed herewith.

Attached as Exhibit 101 to this report are the following financial information formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended June 30, 2011, 2010 and 2009, (ii) Consolidated Balance Sheets at June 30, 2011 and June 30, 2010, (iii) Consolidated Statements of Cash Flows for the years ended June 30, 2011, 2010 and 2009, (iv) Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended June 30, 2011, 2010 and 2009 and (v) Notes to Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED

Date: August 11, 2011	By:	/S/ DINESH PALIWAL
Dinesh Paliwal
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated below.

/S/ DINESH PALIWAL Dinesh Paliwal	Chairman, President and Chief Executive Officer (Principal Executive Officer)	August 11, 2011

/S/ HERBERT PARKER Herbert Parker	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 11, 2011

/S/ JENNIFER PETER Jennifer Peter	Vice President and Chief Accounting Officer (Principal Accounting Officer)	August 11, 2011

/S/ BRIAN CARROLL Brian Carroll	Director	August 11, 2011

Dr. Harald Einsmann	Director

/S/ ANN MCLAUGHLIN KOROLOGOS Ann McLaughlin Korologos	Director	August 11, 2011

/S/ DR. JIREN LIU Dr. Jiren Liu	Director	August 11, 2011

/S/ EDWARD MEYER Edward Meyer	Director	August 11, 2011

/S/ KENNETH REISS Kenneth Reiss	Director	August 11, 2011

/S/ HELLENE RUNTAGH Hellene Runtagh	Director	August 11, 2011

Gary Steel	Director

Schedule II

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED

Valuation and Qualifying Accounts and Reserves

Year Ended June 30, 2011, 2010 and 2009

(in thousands)

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended June 30, 2009
Allowance for doubtful accounts(1)	$7,082	$8,935	$(471)	$3,914	$11,632

Year ended June 30, 2010
Allowance for doubtful accounts(1)	11,632	560	(1,047)	3,082	8,063

Year ended June 30, 2011
Allowance for doubtful accounts(1)	8,063	1,189	807	3,087	6,972

(1)	Amounts exclude the allowance for doubtful accounts of our QNX business, which was sold in June 2010 and classified as discontinued operations in our consolidated financial statements.

Harman International Industries, Incorporated

2011 Form 10-K Annual Report

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

Attached as Exhibit 101 to this report are the following financial information formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended June 30, 2011, 2010 and 2009, (ii) Consolidated Balance Sheets at June 30, 2011 and June 30, 2010, (iii) Consolidated Statements of Cash Flows for the years ended June 30, 2011, 2010 and 2009, (iv) Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended June 30, 2011, 2010 and 2009 and (v) Notes to Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.