Form 10-Q
period 2011-09-30
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2011-11-01
CIK 800459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of October 28, 2011, 70,104,886 shares of common stock, par value $.01, were outstanding.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

Form 10-Q

September 30, 2011

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

You should carefully consider the risks described below and the other information in this report because they identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Our operating results may fluctuate significantly and may not meet our expectations or those of securities analysts or investors. The price of our stock would likely decline if this occurs. Factors that may cause fluctuations in our operating results include, but are not limited to, the following:

•	our ability to maintain profitability in our infotainment division if there are delays in our product launches which may give rise to significant penalties and increased engineering expense;

•	the loss of one or more significant customers, or the loss of a significant platform with an automotive customer;

•	warranty obligations for defects in our products;

•	fluctuations in currency exchange rates, particularly with respect to the value of the U.S. Dollar and the Euro;

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

•	the inability of our suppliers to deliver products at the scheduled rate and disruptions arising in connection therewith;

•	our ability to attract and retain qualified senior management and to prepare and implement an appropriate succession plan for our critical organizational positions;

•	our failure to implement and maintain a comprehensive disaster recovery program;

•	our failure to comply with governmental rules and regulations, including the Foreign Corrupt Practices Act and U.S. export control laws, and the cost of complying with such laws;

•	our ability to maintain a competitive technological advantage through innovation and leading product designs;

•	our failure to maintain the value of our brands and implementing a sufficient brand protection program;

•	the outcome of pending or future litigation and other claims, including, but not limited to, the current stockholder and Employee Retirement Income Security Act of 1974 lawsuits; and

•	our ability to enforce or defend our ownership and use of intellectual property rights.

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. As a result, the foregoing factors should not be construed as exhaustive, and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission including the information in Item 1A, under the caption “Risk Factors” of Part I to our Annual Report on Form 10-K for the fiscal year ended June 30, 2011. We undertake no obligation to publicly update or revise any forward-looking statement (except as required by law).

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)	September 30, 2011	June 30, 2011
Assets
Current assets
Cash and cash equivalents	$398,418	$603,892
Short-term investments	291,560	317,322
Receivables, net	664,774	579,272
Inventories, net	484,322	423,137
Other current assets	222,740	184,532

Total current assets	2,061,814	2,108,155
Property, plant and equipment, net	442,569	470,300
Goodwill	184,876	119,357
Deferred tax assets, long-term	194,723	229,941
Other assets	152,399	130,742

Total assets	$3,036,381	$3,058,495

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$381	$386
Short-term debt	231	1,785
Accounts payable	468,433	473,486
Accrued liabilities	395,572	436,537
Accrued warranties	119,722	122,396
Income taxes payable	14,810	12,991

Total current liabilities	999,149	1,047,581
Convertible senior notes	382,587	378,401
Other non-current liabilities	237,430	208,855

Total liabilities	1,619,166	1,634,837

Commitments and contingencies	—	—
Preferred stock	0	0
Common stock	957	956
Additional paid-in capital	916,670	915,433
Accumulated other comprehensive income	85,930	136,733
Retained earnings	1,461,228	1,418,106
Less: Common stock held in treasury	(1,047,570)	(1,047,570)

Total shareholders’ equity	1,417,215	1,423,658

Total liabilities and shareholders’ equity	$3,036,381	$3,058,495

See accompanying Notes to the Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)	Three Months Ended September 30,
	2011	2010
Net sales	$1,050,603	$836,946
Cost of sales	762,961	612,375

Gross profit	287,642	224,571

Selling, general and administrative expenses	213,752	181,825
Sale of intellectual property	(288)	0

Operating income	74,178	42,746

Other expenses:
Interest expense, net	5,276	6,146
Foreign exchange losses, net	4,224	104
Miscellaneous, net	1,444	1,423

Income before income taxes	63,234	35,073
Income tax expense, net	14,867	7,685

Net income	$48,367	$27,388

Earnings per share:
Basic	$0.68	$0.39

Diluted	$0.67	$0.39

Weighted average shares outstanding:
Basic	71,283	70,655

Diluted	71,882	71,094

See accompanying Notes to the Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2011	2010
Cash Flows from operating activities:
Net income	$48,367	$27,388
Adjustments to reconcile net income to net cash provided by operating activities, net of acquired businesses:
Depreciation and amortization	31,483	28,157
Deferred income taxes	26,643	(290)
Gain on disposition of assets	83	252
Share-based compensation	2,541	4,353
Non-cash interest expense	4,853	4,868
Changes in operating assets and liabilities, net of acquired businesses:
Decrease (increase) in:
Receivables, net	(111,211)	1,693
Inventories, net	(80,883)	(58,878)
Other current assets	(38,005)	6,935
Increase (decrease) in:
Accounts payable	10,427	(16,782)
Accrued warranties	(2,674)	19,805
Accrued other liabilities	21,660	(37,122)
Income taxes payable	2,660	2,351
Other operating activities	(18,125)	(4,720)

Net cash used in operating activities	(102,181)	(21,990)
Cash flows from investing activities:
Purchases of short-term investments	(66,938)	(81,804)
Maturities of short-term investments	92,700	0
Acquisitions, net of cash acquired	(70,535)	(1,770)
Proceeds from asset dispositions	5	31
Capital expenditures	(23,482)	(11,550)
Other items, net	(12)	404

Net cash used in investing activities	(68,262)	(94,689)
Cash flows from financing activities:
Net decrease in short-term borrowings	(1,343)	(9,573)
Other (decrease) increase in long-term debt	(3,394)	2,083
Dividends to shareholders	(5,245)	0
Share-based payment arrangements	(1,287)	306

Net cash used in financing activities	(11,269)	(7,184)

Effect of exchange rate changes on cash	(23,762)	45,969

Net decrease in cash and cash equivalents	(205,474)	(77,894)
Cash and cash equivalents at beginning of period	603,892	645,570

Cash and cash equivalents at end of period	$398,418	$567,676

Supplemental disclosure of cash flow information:
Interest (received) paid, net	$(6)	$354
Income taxes paid	$8,040	$1,636
Non-Cash Investing Activities:
Accrued and contingent acquisition-related liabilities	$28,123	$3,001

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

Our unaudited, condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (our “2011 Annual Report”) and do not include all information and footnote disclosures included in our audited financial statements. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly, in all material respects, the consolidated financial condition, results of operations and cash flows for the periods presented. Operating results for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2012 due to seasonal, economic and other factors. Where necessary, information for prior periods has been reclassified to conform to the consolidated financial statement presentation for the corresponding periods in the current fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in our 2011 Annual Report.

Effective July 1, 2011, we revised our business segments in order to better align them with our strategic approach to the markets and customers we serve. Refer to Note 17 – Business Segment Data for further information. Prior period segment amounts throughout the Notes to the Condensed Consolidated Financial Statements have been reclassified to the new segment structure. The reclassification of historical business segment information had no impact on our basic financial statements.

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

Foreign currency exchange gains and losses resulting from the remeasurement of certain foreign currency denominated monetary assets and liabilities are included in Foreign exchange losses, net in our Condensed Consolidated Statements of Income. Effective July 1, 2011, we changed the functional currency of two our foreign subsidiaries to the U.S. Dollar to reflect a change in the currency such subsidiaries primarily generate and expend cash. As a result, the amount of transaction gains and losses resulting from remeasurement have increased. We also include gains and losses from forward points on certain derivative foreign currency forward contracts that are excluded from hedge effectiveness testing in Foreign exchange losses, net in our Condensed Consolidated Statements of Income. Refer to Note 13 – Derivatives for more information.

Note 2 – New Accounting Standards

Recently Adopted Accounting Standards

Goodwill Impairment Testing: In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” The new guidance is intended to simplify how entities test goodwill for impairment. It includes provisions that permit an entity to first assess qualitative factors in determining whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We adopted the provisions of this new guidance in September 2011. The adoption of the new provisions did not have any impact on our financial condition or results of operations.

Intangibles, Goodwill and Other: In December 2010, the FASB issued ASU 2010-28, “Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The new guidance requires that reporting units with zero or negative carrying amounts perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The new guidance is effective for us for fiscal years beginning after December 15, 2010. We adopted the provisions of this new guidance on July 1, 2011. The adoption of the new provisions did not have any impact on our financial condition or results of operations, as we had no reporting units with zero or negative carrying amounts.

Business Combinations: In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” The new guidance specifies that when comparative financial statements are presented, the revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The new guidance applies prospectively to us for business combinations, which occur on or after July 1, 2011. We adopted the new provisions on July 1, 2011. The impact of these new provisions on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate in the future.

Recently Issued Accounting Standards

Fair Value: In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The new guidance does not extend the use of fair value accounting, but provides guidance on how to apply fair value accounting, where its use is already required, or permitted by other standards within GAAP or International Financial Reporting Standards (“IFRSs”). The new guidance also changes the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements and it clarifies the FASB’s intent about the application of existing fair value measurements. The new guidance applies prospectively and is effective for interim and annual periods beginning after December 15, 2011. We will adopt the provisions of this new guidance on January 1, 2012. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

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

Note 3 - Allowance for Doubtful Accounts

We reserve an estimated amount for accounts receivable that may not be collected. Methodologies for estimating the allowance for doubtful accounts are based primarily on specific identification of uncollectible accounts. Historical collection rates and customer credit worthiness are considered in determining specific reserves. At September 30, 2011 and June 30, 2011, we had $6.9 million and $7.0 million, respectively, reserved for possible uncollectible accounts receivable.

Note 4 – Inventories, net

Inventories, net consist of the following:

	September 30, 2011	June 30, 2011
Finished goods	$188,697	$153,469
Work in process	75,764	67,534
Raw materials	219,861	202,134

Inventories, net	$484,322	$423,137

At September 30, 2011 and June 30, 2011, our inventory reserves were $69.2 million and $73.3 million, respectively.

Note 5 – Property, Plant and Equipment, net

Property, plant and equipment consist of the following:

	Estimated Useful Lives (in Years)	September 30, 2011	June 30, 2011
Land		$11,288	$11,974
Buildings and improvements	1-50	265,639	280,053
Machinery and equipment	3-20	1,024,303	1,050,892
Furniture and fixtures	3-10	26,604	30,769

Property, plant and equipment, gross		1,327,834	1,373,688
Less accumulated depreciation and amortization		(885,265)	(903,388)

Property, plant and equipment, net		$442,569	$470,300

Depreciation expense for the three months ended September 30, 2011 and 2010 was $28.6 million and $26.4 million, respectively.

Note 6 – Accrued Warranties

We warrant our products to be free from defects in materials and workmanship for periods ranging from six months to six years from the date of purchase, depending on the business segment and product. Our dealers and warranty service providers normally perform warranty service in field locations and regional service centers, using parts and replacement finished goods we supply on an exchange basis. Our dealers and warranty service providers also install updates we provide to correct defects covered by our warranties. Estimated warranty liabilities are based upon past experience with similar types of products, the technological complexity of certain products, replacement cost and other factors. If estimates of warranty provisions are no longer adequate based on our analysis of current activity, incremental provisions are recorded as warranty expense in our Condensed Consolidated Statement of Income. We take these factors into consideration when assessing the adequacy of our warranty provision for periods still open to claim.

Details of our accrued warranties are as follows:

	Three Months Ended September 30,
	2011	2010
Accrued warranties, June 30	$122,396	$99,329
Warranty expense	13,583	13,417
Warranty payments (cash or in-kind)	(7,349)	(4,098)
Other(1)	(8,908)	10,486

Accrued warranties, September 30	$119,722	$119,134

(1)	Other primarily represents foreign currency translation.

Note 7 – Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share of common stock outstanding:

	Three Months Ended September 30,
	2011		2010
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted Earnings per Share:
Net income	$48,367	$48,367	$27,388	$27,388

Denominator for Basic and Diluted Earnings per Share:
Weighted average shares outstanding	71,283	71,283	70,655	70,655
Employee stock options	0	599	0	439

Total weighted average shares outstanding	71,283	71,882	70,655	71,094

Earnings per Share:
Earnings per share	$0.68	$0.67	$0.39	$0.39

Options to purchase 1,438,471 and 2,612,241 shares of our common stock with exercise prices ranging from $31.74 to $126.94 and $28.51 to $126.94 per share at September 30, 2011 and 2010, respectively, were outstanding and excluded from the computation of diluted earnings per share because they would have been antidilutive. In addition 3,969 and 158,653 of restricted shares at September 30, 2011 and 2010, respectively, were outstanding and excluded from the computation of diluted earnings per share as they also would have been antidilutive.

The conversion terms of our $400 million of 1.25 percent convertible senior notes due October 15, 2012 (the “Convertible Senior Notes”) will affect the calculation of diluted earnings per share if the price of our common stock exceeds the conversion price of the Convertible Senior Notes. The initial conversion price of the Convertible Senior Notes was approximately $104 per share, subject to adjustment in specified circumstances as described in the indenture governing the Convertible Senior Notes (the “Indenture”). Upon conversion, a holder of the Convertible Senior Notes will receive an amount per Convertible Senior Note in cash equal to the lesser of $1,000 or the conversion value of the Convertible Senior Notes, determined in the manner set forth in the Indenture. If the conversion value exceeds $1,000, we will deliver $1,000 in cash and, at our option, cash or common stock or a combination of cash and common stock for the conversion price in excess of $1,000. The conversion option is indexed to our common stock and therefore is classified as equity. The conversion option will not result in an adjustment to net income in calculating diluted earnings per share. The dilutive effect of the conversion option will be calculated using the treasury stock method. Therefore, conversion settlement shares will be included in diluted shares outstanding if the price of our common stock exceeds the conversion price of the Convertible Senior Notes. The Convertible Senior Notes had no effect on the computation of diluted earnings per share for the three months ended September 30, 2011 and 2010. Refer to Note 9 – Debt for further information.

Note 8 – Goodwill

We test for impairment at the reporting unit level on an annual basis as of April 30th of every year and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The impairment test for goodwill is a two-step process. The first step compares the fair value of each reporting unit to its carrying value, with fair value of each reporting unit determined using established valuation techniques, specifically the market and income approaches. Should the results of the first step indicate that the fair value of a reporting unit is less than its carrying value, the second step of this test is conducted wherein the amount of any impairment is determined by comparing the implied fair value of goodwill in a reporting unit to the recorded amount of goodwill for that reporting unit. The implied fair value of goodwill is calculated as the excess of fair value of the reporting unit over the amounts assigned to its assets and liabilities. Should the fair value of the goodwill so calculated be less than the carrying value, an impairment is recognized. The annual goodwill impairment tests conducted as of April 30, 2011 and April 30, 2010 indicated that the fair value of each reporting unit was substantially in excess of its carrying value and, as such, no impairments were deemed to exist. We did not recognize any impairment charges in our Consolidated Statements of Income in the three months ended September 30, 2011 and 2010.

During the three months ended September 30, 2011, we recorded $79.8 million of goodwill associated with the acquisition of the MWM Acoustics group of companies (“MWM Acoustics”), which was recorded in our Lifestyle segment. A further discussion of the MWM Acoustics acquisition is provided in Note 20 – Acquisition.

As discussed more fully in Note 17 – Business Segment Data, the Company revised its segment and reporting unit structure effective July 1, 2011. Under this new structure, our reportable segments consist of the Infotainment, Lifestyle, Professional and Other segments. Our reporting units are the same as our reportable segments with the exception of Lifestyle, which consists of two reporting units, automotive audio and home audio. In connection with this realignment, we reallocated our goodwill to our new reporting units based on each reporting unit’s relative fair value. We also performed a goodwill impairment test as of July 1, 2011 using our new reporting units. We determined that the fair value of each of our reporting units exceeded its carrying value and, as such, no impairments were deemed to exist as of this date.

Note 9 – Debt

Short Term Borrowings

At September 30, 2011 and June 30, 2011, we had $0.2 million and $1.8 million of short-term borrowings outstanding, respectively, and we maintained lines of credit of $18.6 million and $20.8 million, in the aggregate, respectively, in Hungary, the U.S., Austria and Brazil.

Revolving Credit Facility

On December 1, 2010 Harman and Harman Holding GmbH & Co., KG, our wholly-owned subsidiary (“Harman KG”), entered into a Multi-Currency Credit Agreement with a group of banks (the “Credit Agreement”). At September 30, 2011 and June 30, 2011, we had no borrowings under the Credit Agreement and had outstanding letters of credit of $7.3 million. At September 30, 2011 and June 30, 2011, unused available credit under the Credit Agreement was $542.7 million. If we do not meet the forecast in our budgets, we could violate our debt covenants and, absent a waiver from our lenders or an amendment to the Credit Agreement, we could be in default under the Credit Agreement. As a result, our debt under the Credit Agreement could become due, which would have a material adverse effect on our financial condition and results of operations. A default under the Credit Agreement could also lead to an event of default under the Indenture, as amended, and the acceleration of the Convertible Senior Notes. As of September 30, 2011, we were in compliance with all the financial covenants of the Credit Agreement. Debt issuance costs of $7.0 million were recorded in connection with this transaction and are included in Other assets in our Condensed Consolidated Balance Sheets and are also being amortized to Interest expense, net in our Condensed Consolidated Statements of Income over the expected remaining term of the Credit Agreement.

Guarantee and Collateral Agreement

In connection with the Credit Agreement, we and Harman KG entered into a guarantee and collateral agreement (the “Guarantee and Collateral Agreement”), which provides, among other things, that the obligations under the Credit Agreement are guaranteed by us and each of the subsidiary guarantors party thereto, and that the obligations generally are secured by liens on substantially all of our assets and certain of our subsidiary guarantors’ assets.

The term of the Guarantee and Collateral Agreement corresponds with the term of the Credit Agreement, which matures on December 1, 2015. Under the terms of the Guarantee and Collateral Agreement, we have effectively guaranteed the payment of the full amount of borrowings under the Credit Agreement, including outstanding letters of credit, upon maturity. The potential amount of future payments that we would be required to pay under the Guarantee and Collateral Agreement is the amount that we have borrowed under the Credit Agreement, including outstanding letters of credit. At September 30, 2011, we had no borrowings under the Credit Agreement and had outstanding letters of credit of $7.3 million.

Convertible Senior Notes

We had $400 million of Convertible Senior Notes outstanding at September 30, 2011 and June 30, 2011 which were issued on October 23, 2007 (the “Issuance Date”) and are due on October 15, 2012. The Convertible Senior Notes were issued at par and we pay interest at a rate of 1.25 percent per annum on a semiannual basis. The initial conversion rate on the Convertible Senior Notes is 9.6154 shares of our common stock per $1,000 principal amount of the Convertible Senior Notes (which is equal to an initial conversion price of approximately $104 per share). The conversion rate is subject to adjustment in specified circumstances described in the Indenture.

Accounting guidance issued by the FASB requires the issuer of convertible debt instruments with cash settlement features to account separately for the liability and equity components of the instrument. Under this guidance, the debt is recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate at the time of issuance and the equity component is recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability, net of taxes. The reduced carrying value on the convertible debt results in a debt discount that is accreted back to the convertible debt’s principal amount through the recognition of noncash interest expense, over the expected life of the debt, which results in recognizing interest expense on these borrowings at effective rates approximating what we would have incurred had nonconvertible debt with otherwise similar terms been issued.

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

The principal amounts, unamortized discount and net carrying amounts of the liability components and the equity components for the Convertible Senior Notes as of September 30, 2011 and June 30, 2011 are as follows:

	Principal Balance	Unamortized Discount	Net Carrying Amount	Equity Component
September 30, 2011	$400,000	$(17,413)	$382,587	$48,323
June 30, 2011	$400,000	$(21,599)	$378,401	$48,323

At September 30, 2011, the unamortized discount is recognized as a reduction in the carrying value of the Convertible Senior Notes in the Consolidated Balance Sheets and is being amortized to Interest expense, net in our Consolidated Statement of Income over the expected remaining term of the Convertible Senior Notes of 13 months as of September 30, 2011.

Debt issuance costs of $4.8 million were recorded in connection with this transaction and are included in Other assets in our Consolidated Balance Sheets and are also being amortized to Interest expense, net in our Consolidated Statements of Income over the expected remaining term of the Convertible Senior Notes. The unamortized balance of debt issuance costs at September 30, 2011 and June 30, 2011 was $0.8 million and $1.1 million, respectively.

Total interest expense related to the Convertible Senior Notes for the three months ended September 30, 2011 and 2010, includes $1.3 million in both periods for contractual cash interest expense, and an additional $4.2 million and $4.0 million of noncash interest expense, respectively, related to the amortization of the discount and $0.2 million in both periods related to the amortization of debt issuance costs.

At September 30, 2011, we were in compliance with all covenants under the Indenture, as amended.

Note 10 – Income Taxes

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income. Income tax expense for the three months ended September 30, 2011 was $14.9 million, compared to $7.7 million for the same period in the prior year. The effective tax rate for the three months ended September 30, 2011 was 23.5 percent, compared to 21.9 percent for the same period in the prior year. The change in the effective tax rate for the three months ended September 30, 2011 compared to the same period in the prior year was primarily due to higher income in the United States that is subject to a tax rate greater than our key foreign jurisdictions.

During the three months ended September 30, 2011 we recorded tax reserves and interest on uncertain tax positions in the amount of $0.5 million and $0.1 million, respectively, all of which would affect the tax rate if recognized.

Note 11 – Shareholders’ Equity

Preferred Stock

As of September 30, 2011 and June 30, 2011, we had no shares of preferred stock outstanding. We are authorized to issue 5 million shares of preferred stock, $0.01 par value.

Common Stock

We have 200 million authorized shares of common stock, $0.01 par value. At September 30, 2011 and June 30, 2011, we had 95,691,936 and 95,520,068 shares issued; 25,599,817 shares in treasury stock in each period, and 70,092,119 and 69,920,251 outstanding (net of treasury stock), respectively.

Changes in Equity:

The following is a summary of the changes in Accumulated Other Comprehensive Income (“AOCI”) and changes in equity for the three months ended September 30, 2011 and 2010:

	Preferred Stock	Common Stock	Additional Paid-in Capital	AOCI	Retained Earnings	Treasury Stock	Total Equity
Balance at June 30, 2011	$0	$956	$915,433	$136,733	$1,418,106	$(1,047,570)	$1,423,658

Net income	0	0	0	0	48,367	0	48,367
Foreign currency translation	0	0	0	(84,142)	0	0	(84,142)
Unrealized gain on hedging derivatives	0	0	0	33,767	0	0	33,767
Pension liability adjustment	0	0	0	(250)	0	0	(250)
Unrealized loss on available-for-sale securities	0	0	0	(178)	0	0	(178)

Comprehensive loss							(2,436)
Exercise of stock options, net of shares received	0	1	(1,288)	0	0	0	(1,287)
Share-based compensation, net	0	0	2,525	0	0	0	2,525
Dividends ($0.30 per share)	0	0	0	0	(5,245)	0	(5,245)

Balance at September 30, 2011	$0	$957	$916,670	$85,930	$1,461,228	$(1,047,570)	$1,417,215

	Preferred Stock	Common Stock	Additional Paid-in Capital	AOCI	Retained Earnings	Treasury Stock	Total Equity
Balance at June 30, 2010	$0	$952	$892,129	$3,666	$1,285,715	$(1,047,570)	$1,134,892

Net income	0	0	0	0	27,388	0	27,388
Foreign currency translation	0	0	0	92,349	0	0	92,349
Unrealized loss on hedging derivatives	0	0	0	(40,622)	0	0	(40,622)
Pension liability adjustment	0	0	0	(355)	0	0	(355)
Unrealized gain on available-for-sale securities	0	0	0	1,974	0	0	1,974

Comprehensive income							80,734
Exercise of stock options, net of shares received	0	0	306	0	0	0	306
Share-based compensation, net	0	0	4,337	0	0	0	4,337

Balance at September 30, 2010	$0	$952	$896,772	$57,012	$1,313,103	$(1,047,570)	$1,220,269

At September 30, 2011 and June 30, 2011, AOCI consisted of the following:

Income/(Loss):	September 30, 2011	June 30, 2011
Cumulative translation adjustment	$97,992	$182,134
Pension liability adjustment	(18,553)	(18,303)
Unrealized gain (loss) on hedging derivatives	10,583	(23,184)
Unrealized loss on available-for-sale securities	(4,092)	(3,914)

Total AOCI	$85,930	$136,733

We have approximately $1.7 million and $1.9 million of investments at September 30, 2011 and June 30, 2011, respectively, included in Other current assets in our Condensed Consolidated Balance Sheets that have been classified as available-for-sale securities. These securities are recorded at fair value with realized gains and losses recorded in income and unrealized gains and losses recorded in AOCI, net of taxes.

Note 12 – Share-Based Compensation

On September 30, 2011, we had one share-based compensation plan with shares available for future grants, the Amended and Restated 2002 Stock Option and Incentive Plan, as amended (the “2002 Plan”). On December 8, 2010, we amended the 2002 Plan to increase the number of shares available under the 2002 Plan for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units by 1,100,000 to an aggregate amount not to exceed 7,860,000 shares of our common stock. During the three months ended September 30, 2011, options to purchase 445,967 shares of our common stock and 618,919 restricted stock units were granted under the 2002 Plan. During the three months ended September 30, 2010, options to purchase 301,006 shares of our common stock and 672,381 restricted stock units were granted under the 2002 Plan.

Share-based compensation expense, net was $2.5 million and $4.4 million for the three months ended September 30, 2011 and 2010, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for share-based compensation arrangements was $0.7 million and $1.1 million for the three months ended September 30, 2011 and 2010, respectively.

Fair Value Determination

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions noted in the following table.

	Three Ended September 30,
	2011	2010
Expected volatility	48.7% - 65.7%	63.8% - 73.1%
Weighted-average volatility	59.5%	69.2%
Expected annual dividend	$0.30	$0.00
Expected term (in years)	1.70 - 3.82	1.80 - 3.80
Risk-free rate	0.2% - 0.7%	0.6% - 1.2%

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

Stock Option Activity

A summary of option activity under our stock option plans as of September 30, 2011 and changes during the three months ended September 30, 2011 is presented below:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2011	2,489,998	$56.39	6.36	$19,270
Granted	445,967	34.74
Exercised	(14,367)	27.53
Forfeited or expired	(64,301)	57.45

Outstanding at September 30, 2011	2,857,297	$53.13	6.86	$1,025

Exercisable at September 30, 2011	1,798,412	$59.53	5.83	$375

The weighted-average grant-date fair value of options granted for the three months ended September 30, 2011 and 2010 was $13.18 and $14.24, respectively. The total intrinsic value of options exercised for the three months ended September 30, 2011 and 2010 was $0.1 million and $0.1 million, respectively.

Modification of Certain Stock Option Awards

Prior to fiscal year 2011, certain of the award agreements under the 2002 Plan stated that vested options not exercised were forfeited upon termination of employment for any reason other than death or disability. However, such award agreements provided that the Compensation and Option Committee of our Board of Directors (the “Compensation and Option Committee”) could extend the time period to exercise vested options 90 days beyond the employment termination date for certain employees. During the three months ended September 30, 2011 and 2010, the Compensation and Option Committee used this authority. This action represented a modification of the terms or conditions of an equity award and therefore was accounted for as an exchange of the original award for a new award. No incremental share-based compensation cost was recognized for the excess of the fair value of the new award over the fair value of the original award.

Grant of Stock Options with Market Conditions

We granted 330,470 stock options containing a market condition to employees on March 21, 2008. The options vested on March 21, 2011, which was three years from the date of grant based on a comparison of Harman’s total shareholder return (“TSR”) to the TSR of a selected peer group of publicly listed multinational companies. TSR was measured as the annualized increase in the aggregate value of a company’s stock price plus the value of dividends, assumed to be reinvested into shares of the company’s stock at the time of dividend payment. The base price used for the TSR calculation of $42.19 is the 20-day trading average from February 6, 2008 through March 6, 2008. The ending price used for the TSR calculation of $49.81 was the 20-day trading average prior to and through March 6, 2011. The grant date fair value of $4.2 million was calculated using a combination of Monte Carlo simulation and lattice-based models. There was no compensation expense for these awards in the three months ended September 30, 2011, since the awards had vested in a prior period. Share-based compensation expense for these awards was $0.4 million for the three months ended September 30 2010.

Restricted Stock Awards

A summary of the status of our nonvested restricted stock as of September 30, 2011 and changes during the three months ended September 30, 2011, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at June 30, 2011	26,000	$42.71
Vested	(8,000)	64.26

Nonvested at September 30, 2011	18,000	$33.13

As of September 30, 2011, there was $0.1 million of total unrecognized compensation cost related to nonvested restricted stock-based compensation arrangements granted under the 2002 Plan. The weighted average recognition period was 0.4 years. At September 30, 2011, a total of 18,000 shares of restricted stock were outstanding of which 15,000 were granted under the 2002 Plan and 3,000 were granted outside of the 2002 Plan.

Restricted Stock Units

In the three months ended September 30, 2011, we granted 118,546 restricted stock units with earnings per share (“EPS”) performance conditions, 118,546 restricted stock units with return on invested capital (“ROIC”) performance conditions and 118,546 restricted stock units with market conditions, under the 2002 Plan. The restricted stock units with EPS performance conditions cliff vest three years from the date of grant based on the achievement of certain cumulative EPS levels from fiscal years 2012 through 2014. The restricted stock units with ROIC conditions cliff vest three years from the date of grant based on the achievement of ROIC levels in 2014. The restricted stock units with market conditions cliff vest three years from the date of grant based on a comparison of our TSR to the TSR of a selected peer group of publicly listed multinational companies. The grant date fair value of $3.3 million was calculated using a Monte Carlo simulation model. Compensation expense, for both the restricted stock units with performance conditions and the restricted stock units with market conditions, is recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the applicable targets will be met. The probability is reassessed each reporting period for the restricted stock units with performance conditions.

In the three months ended September 30, 2010, we granted 191,721 restricted stock units with EPS performance conditions and 191,715 restricted stock units with market conditions, under the 2002 Plan. The restricted stock units with EPS performance conditions cliff vest three years from the date of grant based on the attainment of a certain EPS level in fiscal year 2013. The restricted stock units with market conditions cliff vest three years from the date of grant based on a comparison of our TSR to the TSR of a selected peer group of publicly listed multinational companies. The grant date fair value of $5.2 million was calculated using a Monte Carlo simulation model. Compensation expense, for both the restricted stock units with performance conditions and the restricted stock units with market conditions, is recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the applicable targets will be met. The probability is reassessed each reporting period for the restricted stock units with performance conditions.

In the three months ended September 30, 2009, we granted 380,400 restricted stock units with performance conditions, under the 2002 Plan. The restricted stock units cliff vest three years from the date of grant based on the attainment of certain performance targets in fiscal year 2012. Compensation expense is recognized ratably over the three-year vesting period, on a straight-line basis, based on the grant date fair value and our assessment of the probability that the performance targets will be met. We have recognized compensation expense based on our estimate of the probability of achieving the targets.

In the three months ended September 30, 2008, we granted 133,507 restricted stock units with performance conditions, under the 2002 Plan. These restricted stock units vested in September 2011, based on the attainment of certain performance targets in fiscal years 2011. Compensation expense was recognized ratably over the three-year vesting period, on a straight-line basis, based on the grant date fair value and our assessment of the probability that the performance targets will be met. We recognized compensation expense based on our estimate of the probability of achieving the targets. Approximately 50 percent of the restricted stock units vested based on actual attainment of certain targets. In the three months ended September 30, 2011 and 2010, we also granted 263,281 and 288,945 restricted stock units, respectively, under the 2002 Plan that vest three years from the date of grant.

In January and September 2008, we granted 34,608 and 28,344 cash-settled restricted stock units, respectively, outside the 2002 Plan. These restricted stock units are accounted for as liability awards and are recorded at the fair value at the end of the reporting period in accordance with their vesting schedules. During the three months ended September 30, 2011 and 2010, 1,608 and 9,647 of these restricted stock units were settled, respectively, at a cost of $0.1 million and $0.3 million, respectively. At September 30, 2011, and 2010, 1,608 and 3,216 cash-settled restricted stock units were outstanding.

A summary of equity classified restricted stock unit activity as of September 30, 2011 and changes during the three months ended September 30, 2011 is presented below:

Shares
Nonvested at June 30, 2011	1,665,873
Granted	618,919
Vested	(207,015)
Forfeited	(114,565)

Nonvested at September 30, 2011	1,963,212

At September 30, 2011, the aggregate intrinsic value of equity classified restricted stock units was $56.2 million and there was $34.3 million of total unrecognized compensation cost related to restricted stock unit compensation arrangements. The weighted average recognition period was 1.91 years.

Note 13 – Derivatives

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

We record all derivative instruments as either assets or liabilities at fair value in our Condensed Consolidated Balance Sheets. Certain of these derivative contracts have been designated as cash flow hedges, whereby gains and losses are reported within AOCI in our Condensed Consolidated Balance Sheets, until the underlying transaction occurs, at which point they are reported in earnings as gains and losses in our Condensed Consolidated Statements of Income. Certain of our derivatives, for which hedge accounting is not applied, are effective as economic hedges. These derivative contracts are required to be recognized each period at fair value, with gains and losses reported in earnings in our Condensed Consolidated Statements of Income and therefore do result in some level of earnings volatility. The level of volatility will vary with the type and amount of derivative hedges outstanding, as well as fluctuations in the currency and interest rate markets during the period. The related cash flow impacts of all our derivative activities are reflected as cash flows from operating activities.

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

At September 30, 2011 and June 30, 2011, we had outstanding foreign exchange contracts, including forward and option contracts, which are summarized below:

	September 30, 2011		June 30, 2011
	Gross Notional Value	Fair Value Asset/ (Liability)(1)	Gross Notional Value	Fair Value Asset/ (Liability)(1)
Currency Hedged (Buy/Sell):
U.S. Dollar/Euro	$599,700	$17,542	$612,400	$(33,760)
Swiss Franc/U.S. Dollar	38,538	(2,565)	41,647	516
British Pound/U.S. Dollar	18,300	(619)	20,700	(152)
British Pound/Swiss Franc	10,753	142	15,408	(574)
Euro/British Pound	2,677	(31)	11,604	163
U.S. Dollar/Brazilian Real	10,400	392	10,400	(1,249)
U.S. Dollar/British Pound	7,500	131	8,500	(76)
Chinese Yuan/U.S. Dollar	26,923	(38)	6,188	84
Euro/U.S. Dollar	48,650	(3,174)	8,200	146
U.S. Dollar/Japanese Yen	1,350	(48)	900	(22)

Total	$764,791	$11,732	$735,947	$(34,924)

(1)	Represents the net receivable/(payable) included in our Condensed Consolidated Balance Sheets.

Cash Flow Hedges

We designate a portion of our foreign currency derivative contracts as cash flow hedges of foreign currency denominated purchases. As of September 30, 2011 and June 30, 2011, we had $542.1 million and $528.4 million of forward and option contracts maturing through September 2012 and June 2012, respectively. These contracts are recorded at fair value in the accompanying Condensed Consolidated Balance Sheets. The changes in fair value for these contracts on a spot to spot basis are reported in AOCI, and are reclassified to either Cost of sales or Selling, general and administrative expense (“SG&A”), depending on the nature of the underlying asset or liability that is being hedged, in our Condensed Consolidated Statements of Income, in the period or periods during which the underlying transaction occurs. If it becomes apparent that an underlying forecasted transaction will not occur, the amount recorded in AOCI related to the hedge is reclassified to Foreign exchange losses, net in our Condensed Consolidated Statements of Income in the then-current period. Amounts relating to such reclassifications were immaterial in each of the three months ended September 30, 2011 and 2010.

Changes in the fair value of the derivatives are highly effective in offsetting changes in the cash flows of the hedged items because the amounts and the maturities of the derivatives approximate those of the forecasted exposures. Any ineffective portion of the derivative is recognized in the current period in our Condensed Consolidated Statements of Income, in the same line item in which the foreign currency gain or loss on the underlying hedged transaction was recorded. No amount of ineffectiveness was recognized in the Condensed Consolidated Statements of Income for the three months ended September 30, 2011 and 2010. All components of each derivative’s gain or loss, with the exception of forward points (see below), were included in the assessment of hedge ineffectiveness. At September 30, 2011 and June 30, 2011, the fair value of these contracts was a net asset of $13.2 million and a net liability of $25.2 million, respectively. The amount associated with these hedges that is expected to be reclassified from AOCI to earnings within the next 12 months is a gain of $14.6 million.

We elected to exclude forward points from the effectiveness assessment. At the end of the reporting period, we calculate the excluded amount, which is the fair value relating to the change in forward points that is recorded in current earnings as Foreign exchange losses, net in our Condensed Consolidated Statements of Income. For the three months ended September 30, 2011 and 2010, we recognized $3.6 million and $0.8 million of net losses, respectively, related to the change in forward points.

Economic Hedges

When hedge accounting is not applied to derivative contracts, or after former cash flow hedges have been de-designated as balance sheet hedges, we recognize the gain or loss on the associated contracts directly in current period earnings in either Foreign exchange losses, net or Cost of sales according to the underlying exposure, in our Condensed Consolidated Statements of Income, as unrealized exchange gains/(losses). As of September 30, 2011 and June 30, 2011, we had $222.7 million and $207.5 million, respectively, of forward contracts maturing through June 2012, in various currencies to hedge foreign currency denominated intercompany loans and other foreign currency denominated assets. At September 30, 2011 and June 30, 2011, the fair value of these contracts was a liability of $1.4 million and $9.7 million, respectively. Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans and other foreign denominated assets in other non-operating income.

Interest Rate Risk Management

We have one interest rate swap contract with a notional amount of $22.3 million and $24.5 million at September 30, 2011 and June 30, 2011, respectively, in order to manage our interest rate exposure and effectively convert interest on an operating lease from a variable rate to a fixed rate. The objective of the swap is to offset changes in rent expenses caused by interest rate fluctuations. The interest rate swap contract is designated as a cash flow hedge. At the end of each reporting period, the discounted fair value of the swap contract is calculated and recorded in AOCI and reclassified as rent expense, within SG&A in our Condensed Consolidated Statements of Income, in the then-current period. If the hedge is determined to be ineffective, the ineffective portion will be reclassified from AOCI and recorded as rent expense, within SG&A. We recognized less than $0.1 million in each of the three month periods ended September 30, 2011 and 2010, in our Condensed Consolidated Statement of Income. All components of the derivative loss were included in the assessment of the hedged effectiveness. The amount associated with the swap contract that is expected to be recorded as rent expense in the next 12 months is a loss of $0.6 million.

Fair Value of Derivatives

The following tables provide a summary of the fair value amounts of our derivative instruments at September 30, 2011 and June 30, 2011:

		Fair Value
	Balance Sheet Location	September 30, 2011	June 30, 2011
Derivatives Designated as Cash Flow Hedges, Gross:
Other assets:
Foreign exchange contracts	Other current assets	$15,167	$95
Other liabilities:
Foreign exchange contracts	Accrued liabilities	1,992	25,335
Interest rate swap	Accrued liabilities	630	625
Interest rate swap	Other non-current liabilities	658	554

Total liabilities		3,280	26,514

Net asset (liability) for derivatives designated as hedging instruments		11,887	(26,419)

Derivatives Designated as Economic Hedges, Gross:
Other assets:
Foreign exchange contracts	Other current assets	3,633	1,032
Other liabilities:
Foreign exchange contracts	Accrued liabilities	5,077	10,716

Net liability for economic hedges:		(1,444)	(9,684)

Total net derivative asset (liability)		$10,443	$(36,103)

Derivative Activity

The following table shows derivative activity for derivatives designated as cash flow hedges for the three months ended September 30, 2011 and 2010:

Derivative	Location of Derivative Gain/(Loss) Recognized in Income	Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion)		Gain/(Loss) from Amounts Excluded from Effectiveness Testing
		Three Months Ended September 30,
		2011	2010	2011	2010	2011	2010
Foreign exchange contracts	Cost of sales	$(10,866)	$2,299	$0	$0	$0	$6
Foreign exchange contracts	Foreign exchange losses, net	0	0	0	(27)	(3,648)	809
Interest rate swap	Rent expense	(163)	(192)	(1)	(3)	0	0

Total cash flow hedges		$(11,029)	$2,107	$(1)	$(30)	$(3,648)	$815

Derivative	Gain/(Loss) Recognized in AOCI (Effective Portion)
	Three Months Ended September 30,
	2011	2010
Foreign exchange contracts	$34,748	$(43,744)
Interest rate swap	(298)	(155)

Total cash flow hedges	$34,450	$(43,899)

The following table summarizes gains and losses from our derivative instruments that are not designated as hedging instruments for the three months ended September 30, 2011 and 2010:

		Three Months Ended September 30,
Derivative	Location of Derivative Gain/(Loss)	2011	2010
Foreign exchange contracts—forwards	Cost of sales	$1,247	$(618)
Foreign exchange contracts—forwards	Foreign exchange losses, net	1,551	(1413)

Note 14 – Fair Value Measurements

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

The following table provides the fair value hierarchy for assets and liabilities measured on a recurring basis:

	Fair Value at September 30, 2011			Fair Value at June 30, 2011
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets/(Liabilities)
Short-term investments	$291,560	$0	$0	$317,322	$0	$0
Money market funds	35,733	0	0	17,492	0	0
Available-for-sale securities	1,728	0	0	1,869	0	0
Foreign exchange contracts	0	11,731	0	0	(34,924)	0
Interest rate swap	0	(1,288)	0	0	(1,179)	0
Contingent consideration	0	0	(22,100)	0	0	0

Net asset (liability)	$329,021	$10,443	$(22,100)	$336,683	$(36,103)	$0

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

Interest Rate Swap: We use an interest rate swap to hedge market risk relating to possible adverse changes in interest rates. We have elected to use the income approach to value our interest rate swap contract, which uses observable Level 2 inputs at the measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted). Level 2 inputs for the swap contract valuation are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR, for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates) at commonly quoted intervals, and credit risk. These key inputs, including the LIBOR cash rates for very short-term, futures rates for up to two years, and LIBOR swap rates beyond the derivative maturity are used to construct the swap yield curve and discount the future cash flows to present value at the measurement date. As the interest rate swap contract is a derivative asset, a credit default swap basis available at commonly quoted intervals has been collected from Bloomberg and applied to all cash flows. If the interest rate swap contract was determined to be a derivative liability, we would be required to reflect potential credit risk to lenders using a borrowing rate specific to our Company. See Note 13 – Derivatives, for further discussion regarding our derivative financial instruments.

Contingent Consideration: We use a probability-weighted discounted cash flow approach (a form of the income approach) in determining the fair value of the contingent consideration. The principal inputs to the approach include our expectations of the specific business’ earnings before income taxes (“EBIT”) in fiscal 2014 and a discount rate that begins with our weighted average cost of capital and adjusts for the risks associated with the underlying EBIT outcome, the functional form of the payout and our credit risk associated with making the payment. Given the use of significant inputs that are not observable in the market, the contingent liability is classified within Level 3 of the fair value hierarchy. Refer to Note 20, Acquisitions for more information on the contingent liability.

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

The following table provides the fair value hierarchy for assets and liabilities measured on a non-recurring basis and the losses recorded during the periods presented:

	Fair Value at September 30, 2011			Fair Value at June 30, 2011			Total Losses for the Three Months Ended September 30,
Description of Assets	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	2011	2010
Goodwill	$0	$0	$184,876	$0	$0	$119,357	$0	$0
Long-lived assets	0	0	789,691	0	0	830,983	0	0

Total	$0	$0	$974,567	$0	$0	$950,340	$0	$0

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

Goodwill: Goodwill is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We estimate the fair value of each reporting unit using a discounted cash flow methodology. This requires us to use significant judgment including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, determination of our weighted average cost of capital, and relevant market data. A similar method for determining the fair value of components of a reporting unit is used when there is a change in the composition of a reporting unit and goodwill is reallocated on a relative fair value basis to new or other reporting units. This asset is included in Level 3. Refer to Note 8 – Goodwill for more information.

Long-lived Assets: Long-lived assets, including Property, plant and equipment, net; Deferred tax assets, long-term; and Other assets, are valued using the best information available, including quoted market prices or market prices for similar assets when available or internal cash flow estimates discounted at an appropriate interest rate or independent appraisals, as appropriate. For real estate, cash flow estimates are based on current market estimates that reflect current and projected lease profiles and available industry information about expected trends in rental, occupancy and capitalization rates. These assets are generally included in Level 3.

Note 15 – Restructuring Program

We announced a restructuring program in June 2006 designed to increase efficiency in our manufacturing, engineering and administrative organizations and expanded these activities from that time through September 30, 2011 to improve our global footprint, cost structure, technology portfolio, human resources and internal processes.

For the three months ended September 30, 2011 and 2010, we continued to refine and expand on activities launched in prior years. No significant new programs were launched during these periods.

A summary and components of our restructuring activities are as follows and include accruals for new programs as well as revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Severance Related Costs	Third Party Contractor Termination Costs	Facility Closure and Other Related Costs	Asset Impairments (1)	Total
Liability, June 30, 2011	$31,762	$0	$7,860	$0	$39,622
Expense (2)	220	280	437	1,078	2,015
Accumulated depreciation offset	0	0	0	(1,078)	(1,078)
Payments	(1,652)	(255)	(1,134)	0	(3,041)
Foreign currency translation	(1,617)	0	0	0	(1,617)

Liability, September 30, 2011	$28,713	$25	$7,163	$0	$35,901

Liability, June 30, 2010	$33,036	$0	$7,562	$0	$40,598
Expense (2)	(1,902)	0	21	(1,024)	(2,905)
Accumulated depreciation offset	0	0	0	1,024	1,024
Payments	(4,094)	0	(753)	0	(4,847)
Foreign currency translation	2,351	0	71	0	2,422

Liability, September 30, 2010	$29,391	$0	$6,901	0	$36,292

(1)

Credits related to restructuring charges for accelerated depreciation and inventory provisions are recorded against the related assets in Property, plant & equipment, net or Inventory in our Condensed Consolidated Balance Sheets and do not impact the restructuring liability.

(2)

Restructuring expenses noted above are primarily in SG&A in our Condensed Consolidated Statements of Income. Asset impairments which consist of accelerated depreciation and inventory provisions are primarily in Cost of sales in our Condensed Consolidated Statements of Income.

Restructuring liabilities are recorded in Accrued liabilities and Other non-current liabilities in our Condensed Consolidated Balance Sheets.

Restructuring expenses by reporting business segment are as follows:

	Three Months Ended September 30,
	2011	2010
Infotainment	$507	$129
Lifestyle	150	63
Professional	280	(2,334)
Other	0	261

Total	937	(1,881)
Asset impairments	1,078	(1,024)

Total	$2,015	$(2,905)

Note 16 – Retirement Benefits

Plan Descriptions

Retirement savings plan

We provide a Retirement Savings Plan (the “Savings Plan”) for certain employees in the United States. Under the Savings Plan, employees may contribute up to 50 percent of their pretax compensation subject to certain limitations. Each business unit will make a safe harbor non-elective contribution in an amount equal to three percent of a participant’s eligible contribution. Each business unit may make a matching contribution of up to three percent (50 percent on the first six percent of an employee’s tax-deferred contribution) and, upon approval of our Board of Directors, a profit sharing contribution. Matching and profit sharing contributions vest at a rate of 25 percent for each year of service with the employer, beginning with the second year of service. Approval for the profit sharing contribution is requested from our Board of Directors at the end of each fiscal year. Management has eliminated the profit sharing contribution as of December 28, 2010. No amount has been accrued for the profit sharing contribution for the three months ended September 30, 2011 and 2010.

Pension benefits

We provide defined pension benefits to certain eligible employees. The measurement date used for determining pension benefits is the last day of our fiscal year, June 30th. We have certain business units in Europe that maintain defined benefit pension plans for many of our current and former employees. The coverage provided and the extent to which the retirees’ share in the cost of the program vary by business unit. Generally, plan benefits are based on age, years of service and average compensation during the final years of service. In the United States, we have a Supplemental Executive Retirement Plan (the “SERP”) that provides retirement, death and termination benefits, as defined in the SERP, to certain key executives designated by our Board of Directors. The majority of our defined benefit plans do not have contractual or statutory provisions which specify minimum funding requirements. We are in compliance with all existing contractual obligations and statutory provisions.

The following table presents the components of net periodic benefit cost for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011	2010
Service cost	$415	$607
Interest cost	2,025	1,998
Expected return on plan assets	(61)	(54)
Amortization of prior service cost	352	352
Amortization of net loss	448	554

Net periodic benefit cost	$3,179	$3,457

During the three months ended September 30, 2011 and 2010, we made contributions of $2.1 million and $1.9 million, respectively, to the defined benefit pension plans which were paid to participants. We expect to make approximately $6.7 million in contributions for the remainder of the fiscal year ending June 30, 2012.

Note 17 – Business Segment Data

Effective July 1, 2011, we revised our business segments in order to better align them with our strategic approach to the markets and customers we serve. While our Professional segment was largely unaffected, we reorganized our Automotive and Consumer segments and created two new segments, Infotainment and Lifestyle. The Infotainment segment includes our infotainment business, which was previously reported in our Automotive segment, and Aha Mobile (“Aha”), a company we acquired in September 2010, which was previously reported in our Other segment. The Lifestyle segment includes our automotive audio business, which was previously reported in our Automotive segment, our Consumer segment, which was previously reported as a standalone segment, and our luxury home audio business, which was previously reported in our Professional segment. The Professional segment includes our Professional segment, as previously reported, excluding our luxury home audio business. The Other segment primarily includes compensation, benefit and occupancy costs for corporate employees, expenses associated with new technology innovation and our corporate brand identity campaign.

Prior period segment amounts throughout the condensed consolidated financial statements have been reclassified to the new segment structure. The reclassification of historical business segment information had no impact on our basic financial statements.

The accounting principles applied at the operating segment level in determining income (loss) from operations are the same as those applied at the consolidated financial statement level. While revenues are specifically identified with our Infotainment segment and the automotive portion of our Lifestyle segment, costs and expenses and assets for these businesses are allocated based on relative revenues or other measures of activity that management believes are reasonable. Goodwill was allocated to our Infotainment segment and the automotive portion of our Lifestyle segment based on the relative fair value of the components of our reporting units that were affected by our change in segments. Refer to Note 8 – Goodwill for further information. The effects of the change in segments on the Professional segment and the home audio portion of the Lifestyles segment were immaterial.

We design, manufacture and market high-quality, high fidelity audio products and electronic systems for the infotainment, automotive audio, home audio and professional markets. Our chief operating decision maker evaluates performance and allocates resources based on net sales, operating income and working capital in each of the reporting segments.

Infotainment

Our Infotainment segment designs, manufactures and markets infotainment systems for vehicle applications to be installed primarily as original equipment by automotive manufacturers.

Lifestyle

Our Lifestyle segment designs, manufactures and markets automotive audio systems for vehicle applications to be installed primarily as original equipment by automotive manufacturers and a wide range of mid- to high-end audio and consumer electronics for home, multimedia and mobile applications. Our Lifestyle audio products feature some of the world’s most recognized audio brands, including JBL®, AKG®, Harman/Kardon®, Infinity®, Mark Levinson®, Revel®, Logic 7®, Lexicon® and Selenium®.

Professional

Our Professional segment designs, manufactures and markets an extensive range of loudspeakers, power amplifiers, digital signal processors, microphones, headphones and mixing consoles used by audio professionals in concert halls, stadiums, airports, houses of worship and other public spaces. We also provide high-quality products to the sound reinforcement, music instrument support and broadcast and recording segments of the professional audio market. We offer complete systems solutions for professional installations and users around the world. Our Professional products are marketed globally under brand names including JBL Professional®, AKG, Crown®, Soundcraft®, Lexicon, DigiTech®, dbx®, BSS®, Selenium and Studer®.

Other

Our Other segment includes compensation, benefits and occupancy costs for corporate employees, net of reporting segment allocations, expenses associated with new technology innovation and our corporate brand identity campaign.

The following table reports Net sales and Operating income (loss) by each reporting segment for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011	2010
Net sales:
Infotainment	$603,258	$445,589
Lifestyle	299,839	251,168
Professional	147,506	140,189
Other	0	0

Total	$1,050,603	$836,946

Operating income (loss):
Infotainment	$47,096	$7,683
Lifestyle	26,396	29,449
Professional	18,945	24,666
Other	(18,259)	(19,052)

Total	$74,178	$42,746

Note 18 – Significant Customers

Presented below are the percentages of net sales to, and net accounts receivables due from, customers who represent ten percent or more of our net sales or net accounts receivable, as follows:

	Net Sales		Accounts Receivable, Net
	Three Months Ended September 30,		September 30,	June 30,
	2011	2010	2011	2011
BMW	23%	20%	16%	17%
Audi/Volkswagen	14%	14%	12%	9%
Other customers	63%	66%	72%	74%

Total	100%	100%	100%	100%

We anticipate that BMW and Audi/Volkswagen will continue to account for a significant portion of our net sales and net accounts receivable for the foreseeable future. Our Infotainment and Lifestyle customers are not obligated to any long-term purchase of our products.

Note 19 – Commitments and Contingencies

At September 30, 2011, we were subject to legal claims and litigation arising in the ordinary course of business, including the matters described below. The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial condition or results of operations.

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

On May 2, 2008, Lead Plaintiff filed a consolidated class action complaint (the “Consolidated Complaint”). The Consolidated Complaint, which extends the Class Period through February 5, 2008, contends that Harman and certain of our officers and directors violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, by issuing false and misleading disclosures regarding our financial condition in fiscal year 2007 and fiscal year 2008. In particular, the Consolidated Complaint alleges that defendants knowingly or recklessly failed to disclose material adverse facts about MyGIG radios, portable navigation devices (“PNDs”) and our capital expenditures. The Consolidated Complaint alleges that when Harman’s true financial condition became known to the market, the price of our common stock declined significantly, causing losses to the plaintiff class.

On July 3, 2008, defendants moved to dismiss the Consolidated Complaint in its entirety. Lead Plaintiff opposed the defendants’ motion to dismiss on September 2, 2008, and defendants filed a reply in further support of their motion to dismiss on October 2, 2008. The motion is now fully briefed. As of September 30, 2011, the case remained open with no new developments.

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

Defendants moved to dismiss the complaint in its entirety on August 5, 2008. The Russell Plaintiff opposed the defendants’ motion to dismiss on September 19, 2008, and defendants filed a reply in further support of their motion to dismiss on October 20, 2008. The motion is now fully briefed. As of September 30, 2011, the case remained open with no new developments.

Infotainment Supply Arrangements

We have arrangements with our infotainment customers to provide products that meet predetermined technical specifications and delivery dates. In the event that we do not satisfy the performance obligations under these arrangements, we may be required to indemnify the customer. We accrue for any loss that we expect to incur under these arrangements when that loss is probable and can be reasonably estimated. For the three months ended September 30, 2011 and 2010, we incurred $4.6 million and $0, respectively, of costs relating to delayed delivery of product to an infotainment customer. An inability to meet performance obligations on infotainment platforms to be delivered in future periods could adversely affect our results of operations and financial condition in future periods.

Note 20 – Acquisition

On July 22, 2011, (the “MWM Acquisition Date”), we and our wholly-owned subsidiary, Harman Holding Limited (“Harman Holding”), entered into an equity securities purchase agreement with a group of sellers (the “MWM Sellers”), to acquire all of the issued and outstanding equity interests of MWM Acoustics, LLC and certain related entities, a leading provider of high performance embedded acoustic solutions (the “MWM Acquisition”), for a purchase price $80.0 million (the “Fixed Purchase Price”), which is subject to a working capital adjustment. The working capital adjustment is to be determined within 60 days of the MWM Acquisition Date. We have submitted our calculation to the MWM Sellers and are awaiting final approval and have accrued $0.1 million at September 30, 2011 for this adjustment. On the MWM Acquisition Date, we and Harman Holding paid the MWM Sellers a total of $72.0 million. The remainder of the Fixed Purchase Price of $8.0 million will be payable on the later of December 31, 2012, or upon the resolution of any outstanding indemnification claims. The acquisition is also subject to a $57.0 million earn-out, which is payable contingent on the achievement of certain financial targets in the fiscal year ended June 30, 2014. Our preliminary valuation of the contingent consideration is $22.1 million. The acquisition complements and expands our existing microphone and embedded acoustic business and provides access to MWM Acoustics, LLC’s blue-chip customer base.

The total estimated cost of the MWM Acquisition, including the fair value of the contingent consideration, was allocated to the assets acquired and liabilities assumed based on their preliminary fair values at the MWM Acquisition Date, as follows:

July 22, 2011
Cash and cash equivalents	$1,465
Accounts receivable	4,434
Inventories	1,062
Other current assets	42

Current assets	7,003
Property, plant and equipment	273
Goodwill	79,757
Intangibles	20,600
Other noncurrent assets	1,091

Total assets	108,724

Accounts payable	5,187
Accrued liabilities	206

Total current liabilities	5,393
Other noncurrent liabilities	1,125

Total liabilities	6,518

Net assets	$102,206

Based on our preliminary valuation, goodwill and intangibles were recorded in connection with the acquisition based on third-party valuations and management’s estimates for those acquired intangible assets. The valuation of the acquired net assets are subject to change as we obtain additional information for our estimates during the measurement period. The primary areas of those purchase price allocations that are not yet finalized relate to identifiable intangible assets, certain legal matters, the achievement of the earnout and residual goodwill. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Of the $79.8 million of goodwill recognized, approximately $35.6 million is deductible for tax purposes. Intangible assets included customer relationships of $19.2 million with an approximate useful life of 10 years and technology of $1.4 million with an approximate useful life of 4 years. Expenses of $0.9 million were recognized in connection with this acquisition and are included in SG&A in our Consolidated Statement of Income for the three months ended September 30, 2011. The operating results of MWM Acoustics are included in our Lifestyle segment. Pro-forma financial information has not been presented as the acquisition is not material to our results of operations.

Note 21 – Related Party Transactions

From time to time we enter into transactions with related parties. In December 2009, we entered into a three-year agreement for engineering and software development services with Neusoft Corporation (“Neusoft”), a Shanghai exchange listed technology solutions provider. A member of our Board of Directors is the Chairman and CEO of Neusoft.

On April 20, 2010, our subsidiary, innovative Systems GmbH (“IS”) entered into an asset purchase and business transfer agreement (the “Asset Purchase Agreement”) with Neusoft Technology Solutions GmbH (“Neusoft Technology”), which is a subsidiary of Neusoft for the sale of certain tangible assets located at IS’s facility in Hamburg, Germany. This transaction closed on June 1, 2010. As part of the Asset Purchase Agreement, IS and Neusoft Technology entered into a five-year agreement for engineering and software development services related to IS’s vehicle navigation business (the “Services Agreement”). Under the terms of the Asset Purchase Agreement, IS transferred at closing certain tangible assets and employment relationships to Neusoft Technology and received consideration of €6 million. Our subsidiary, Harman Becker Automotive Systems GmbH and Neusoft Europe AG, a subsidiary of Neusoft, are guarantors under the terms of the Asset Purchase Agreement and the Services Agreement. During the three months ended September 30, 2011 and 2010, we incurred total expenses of $7.6 million and $5.6 million, respectively, for engineering and software development services with Neusoft Technology and Neusoft.

Note 22 – Sale of Intellectual Property

Effective February 15, 2011, we entered into an agreement with a third party pursuant to which we monetized certain intellectual property rights. Income of $0.3 million and $0 million was recognized in connection with this transaction, which is included in the Condensed Consolidated Statement of Income for the three months ended September 30, 2011 and 2010, respectively, under the caption Sale of intellectual property.

Note 23 – Subsequent Events

Dividend Declaration

On October 20, 2011, we declared a cash dividend of $0.075 per share for the quarter ended September 30, 2011. The quarterly dividend will be paid on November 14, 2011 to each stockholder of record as of the close of business on October 31, 2011.

Amendment to Registration Rights Agreement

On October 21, 2011, Harman entered into an Amendment to the Registration Rights Agreement with the holders of the Convertible Senior Notes which provides for the postponement of our obligation to file a new registration statement covering the Convertible Senior Notes until such time as one of the holders of the Convertible Senior Notes demands that we file a registration statement. Upon the receipt of such a demand, Harman will have seven business days to file a registration statement with the SEC covering the Convertible Senior Notes.

Share Buy-Back Program

On October 26, 2011, we announced that our Board of Directors authorized the repurchase of up to $200 million of the Company’s common stock. This buyback program allows the Company to purchase shares of common stock in accordance with applicable securities laws on the open market, or through privately negotiated transactions, through October 25, 2012. We will determine the timing and the amount of any repurchases based on an evaluation of market conditions, share price and other factors. The buyback program may be suspended or discontinued at any time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Effective July 1, 2011 we revised our business segments in order to better align them with our strategic approach to the markets and customers we serve. While our Professional segment was largely unaffected, we reorganized our Automotive and Consumer segments and created two new segments, Infotainment and Lifestyle. The Infotainment segment includes our infotainment business, which was previously reported in our Automotive segment, and Aha Mobile (“Aha”), a company we acquired in September 2010, which was previously reported in our Other segment. The Lifestyle segment includes our automotive audio business, which was previously reported in our Automotive segment, our Consumer segment, which was previously reported as a standalone segment, and our luxury home audio business, which was previously reported in our Professional segment. The Professional segment includes our Professional segment, as previously reported, excluding our luxury home audio business. The Other segment primarily includes compensation, benefit and occupancy costs for corporate employees, expenses associated with new technology innovation and our corporate brand identity campaign. Prior period segment amounts throughout the condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations have been reclassified to conform to the current segment structure.

The following discussion should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the fiscal year ended June 30, 2011 (our “2011 Annual Report”). This discussion contains forward-looking statements which are based on our current expectations and experience and our perception of historical trends, current market conditions, including customer acceptance of our new products, current economic data, expected future developments, foreign currency exchange rates, and other factors that we believe are appropriate under the circumstances. These statements involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements. Unless otherwise indicated, “Harman,” “our company,” “we,” “our,” and “us” are used interchangeably to refer to Harman International Industries, Incorporated and its consolidated subsidiaries.

Executive Overview

We believe we are a worldwide leader in the development, manufacturing and marketing of high quality, high fidelity audio products and electronic systems, as well as digitally integrated infotainment systems for the automotive industry. We have developed a broad range of product offerings which we sell in our principal markets under renowned brand names, including AKG®, Crown®, JBL®, Infinity®, Harman/Kardon®, Lexicon®, dbx®, BSS®, Studer®, Soundcraft®, Mark Levinson®, Becker®, Revel® and Selenium®. We have built these brands by developing our engineering, manufacturing and marketing competencies, and have employed these resources to establish our company as a leader in the markets we serve.

We report our business on the basis of four segments. Our Infotainment, Lifestyle and Professional segments are based on our strategic approach to the markets and customers we serve. Our fourth segment, Other, primarily includes compensation, benefit and occupancy costs for corporate employees and expenses associated with new technology innovation and our corporate brand identity campaign.

Our products are sold worldwide, with the largest markets located in the United States and Germany. In the United States, our primary manufacturing facilities are located in Kentucky, Missouri, Indiana and Utah. Outside of the United States, we have manufacturing facilities in Austria, Brazil, China, Hungary, France, Germany, Mexico and the United Kingdom.

Our sales and earnings may vary due to the production schedules of our automotive customers, the holiday buying season for home audio products, customer acceptance of our products, the timing of new product introductions, product offerings by our competitors and general economic conditions. Since most of our businesses operate using local currencies, our reported sales and earnings may also fluctuate due to foreign currency exchange rates, especially for the Euro.

Critical Accounting Policies

For the three months ended September 30, 2011, there were no significant changes to our critical accounting policies and estimates from those disclosed in the consolidated financial statements and the related notes included in our 2011 Annual Report, except for recently adopted accounting standards.

Recently Adopted Accounting Standards

Goodwill Impairment Testing: In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” The new guidance is intended to simplify how entities test goodwill for impairment. It includes provisions that permit an entity to first assess qualitative factors in determining whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We adopted the provisions of this new guidance in September 2011. The adoption of the new provisions did not have any impact on our financial condition or results of operations.

Intangibles, Goodwill and Other: In December 2010, the FASB issued ASU 2010-28, “Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The new guidance requires that reporting units with zero or negative carrying amounts perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The new guidance is effective for us for fiscal years beginning after December 15, 2010. We adopted the provisions of this new guidance on July 1, 2011. The adoption of the new provisions did not have any impact on our financial condition or results of operations, as we had no reporting units with zero or negative carrying amounts.

Business Combinations: In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” The new guidance specifies that when comparative financial statements are presented, the revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The new guidance applies prospectively to us for business combinations, which occur on or after July 1, 2011. We adopted the new provisions on July 1, 2011. The impact of these new provisions on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate in the future.

Recently Issued Accounting Standards

Fair Value: In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The new guidance does not extend the use of fair value accounting, but provides guidance on how to apply fair value accounting, where its use is already required or permitted by other standards within GAAP or International Financial Reporting Standards (“IFRSs”). The new guidance also changes the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements and it clarifies the FASB’s intent about the application of existing fair value measurements. The new guidance applies prospectively and is effective for interim and annual periods beginning after December 15, 2011. We will adopt the provisions of this new guidance on January 1, 2012. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

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

Results of Operations

Net Sales

Net sales for the three months ended September 30, 2011 were $1,050.6 million compared to $837.0 million in the same period in the prior year, an increase of 26 percent, or 19 percent excluding foreign currency translation. Net sales increased in all of our operating segments compared to the same period in the prior year. The increase was primarily due to increases in net sales in our Infotainment and our Lifestyle segments, which were partially driven by pent-up demand for automobiles resulting from the Japanese earthquake and tsunami. In addition, we had favorable foreign currency translation of $46.1 million and a temporary increase in net sales in our Infotainment segment, related to the Japanese earthquake and tsunami, due to the inability of a competitor to supply its customers.

A summary of our net sales by business segment is presented below:

	Three Months Ended September 30,
	2011	%	2010	%
Net sales:
Infotainment	$603,258	57%	$445,589	53%
Lifestyle	299,839	29%	251,168	30%
Professional	147,506	14%	140,189	17%

Total	$1,050,603	100%	$836,946	100%

Infotainment – Net sales for the three months ended September 30, 2011 increased $157.7 million or 35 percent compared to the same period in the prior year, and increased 26 percent excluding foreign currency translation. The increase in net sales was driven by pent-up demand resulting from the Japanese earthquake and tsunami, extension of current product offerings on new vehicle platforms, and favorable foreign currency translation of $33.5 million. In addition, we had a temporary increase in net sales, related to the Japanese earthquake and tsunami, due to the inability of a competitor to supply its customers,

Lifestyle – Net sales for the three months ended September 30, 2011 increased $48.7 million, or 19 percent, compared to the same period in the prior year, and increased 15 percent excluding foreign currency translation. The increase in net sales was primarily due to higher automotive audio net sales in Europe and North America, that were partially driven by pent-up demand resulting from the Japanese earthquake and tsunami, the addition of MWM Acoustics, LLC and certain related entities (“MWM”), a group of companies we acquired in July 2011, increased home audio sales in Europe and favorable foreign currency translation of $9.3 million.

Professional – Net sales for the three months ended September 30, 2011 increased $7.3 million or 5 percent compared to the same period in the prior year, and increased 3 percent excluding foreign currency translation. The increase in net sales was primarily due to developments of emerging market distribution channels and favorable foreign currency translation of $3.3 million.

Gross Profit

Gross profit as a percentage of net sales increased 0.6 percentage point to 27.4 percent for the three months ended September 30, 2011 compared to 26.8 percent of net sales in the same period in the prior year. The increase in overall gross profit as a percentage of net sales was primarily in our Infotainment segment due to higher sales volumes leveraged over a lower costs base driven by productivity improvement programs, partially offset by higher restructuring expenses.

A summary of our gross profit by business segment is presented below:

	Three Months Ended September 30,
	2011	Percentage of Net Sales	2010	Percentage of Net Sales
Gross profit:
Infotainment	$144,110	23.9%	$84,231	18.9%
Lifestyle	85,790	28.6%	82,348	32.8%
Professional	57,736	39.1%	57,986	41.4%
Other	6	0.0%	6	0.0%

Total	$287,642	27.4%	$224,571	26.8%

Infotainment – Gross profit as a percentage of net sales increased 5.0 percentage points to 23.9 percent for the three months ended September 30, 2011 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was primarily due to higher sales volumes leveraged over a lower costs base driven by productivity improvement programs and lower warranty expense.

Lifestyle – Gross profit as a percentage of net sales decreased 4.2 percentage points to 28.6 percent for the three months ended September 30, 2011 compared to the same period in the prior year. The decrease in gross profit as a percentage of net sales was due to approximately $8.0 million of higher costs for neodymium magnets, a key component in speakers, partially offset by higher automotive audio net sales due to pent up demand from the Japanese earthquake and tsunami.

Professional – Gross profit as a percentage of net sales decreased 2.3 percentage points to 39.1 percent for the three months ended September 30, 2011 compared to the same period in the prior year. The decrease in gross profit as a percentage of net sales was primarily due to $1.0 million of higher costs for neodymium magnets, a key component in speakers and higher warehousing costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $213.8 million for the three months ended September 30, 2011 compared to $181.8 million in the same period in the prior year, an increase of $31.9 million. As a percentage of net sales, SG&A decreased 1.4 percentage points in the three months ended September 30, 2011 compared to the same period in the prior year. The increase in SG&A was primarily due to higher research and development expenses (“R&D”) of $9.9 million, an increase in the settlement of claims related to infotainment supply arrangements of $4.6 million, unfavorable foreign currency translation of $9.5 million and higher selling expenses.

A summary of SG&A by business segment is presented below:

	Three Months Ended September 30,
	2011	Percentage of Net Sales	2010	Percentage of Net Sales
SG&A:
Infotainment	$97,300	16.1%	$76,548	17.2%
Lifestyle	59,396	19.8%	52,899	21.1%
Professional	38,791	26.3%	33,320	23.8%
Other	18,265	*	19,058	*

Total	$213,752	20.3%	$181,825	21.7%

*	Percent not meaningful.

Infotainment – SG&A increased $20.8 million to $97.3 million for the three months ended September 30, 2011 compared to the same period in the prior year. The increase in SG&A was primarily due to $9.9 million of higher R&D, unfavorable foreign currency translation of $6.1 million, a $4.6 million increase in the settlement of claims related to infotainment supply arrangements and higher selling expenses. As percentage of net sales, SG&A decreased 1.1 percentage points to 16.1 percent for the three months ended September 30, 2011 compared to the same period in the prior year. R&D increased $9.9 million to $59.3 million, or 9.8 percent of net sales in the three months ended September 30, 2011, compared to $49.3 million, or 11.1 percent of net sales in the same period in the prior year, primarily due to higher gross spending of $11.5 million net of higher customer reimbursements of $1.6 million.

Lifestyle – SG&A increased $6.5 million to $59.4 million for the three months ended September 30, 2011, compared to the same period in the prior year, primarily due to approximately $3.0 million of increased spending on marketing activities and unfavorable foreign currency translation of $2.4 million. As a percentage of net sales, SG&A decreased 1.3 percentage points to 19.8 percent for the three months ended September 30, 2011 compared to the same period in the prior year. R&D decreased $0.6 million to $14.6 million, or 4.9 percent of net sales in the three months ended September 30, 2011 compared to $15.2 million, or 6.1 percent of net sales in the same period in the prior year. The decrease in R&D was primarily due to productivity improvement initiatives.

Professional – SG&A increased $5.5 million to $38.8 million for the three months ended September 30, 2011, compared to the same period in the prior year, primarily due to higher selling expenses of approximately $2.0 million and unfavorable foreign currency translation of $0.9 million. As a percentage of net sales, SG&A increased 2.5 percentage points to 26.3 percent for the three months ended September 30, 2011 compared to the same period in the prior year. R&D increased $0.2 million to $9.4 million, or 6.4 percent of net sales in the three months ended September 30, 2011 compared to $9.2 million, or 6.6 percent of net sales in the same period in the prior year.

Other – Other SG&A includes compensation, benefit and occupancy costs for corporate employees, new technology innovation and expenses associated with our corporate brand identity campaign. Other SG&A decreased $0.8 million to $18.3 million for the three months ended September 30, 2011 compared to the same period in the prior year, primarily due to an increase of $3.0 million in forfeitures related to our share-based compensation program, partially offset by higher selling expenses and the launch of our global branch awareness campaign.

Restructuring

We announced a restructuring program in June 2006 designed to increase efficiency in our manufacturing, engineering and administrative organizations and expanded these activities from that time through September 30, 2011 to improve our global footprint, cost structure, technology portfolio, human resources and internal processes.

For the three months ended September 30, 2011 and 2010, we continued to refine and expand on activities launched in prior years. No significant new programs were launched during these periods.

A summary and components of our restructuring activities are as follows and include accruals for new programs as well as revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Severance Related Costs	Third Party Contractor Termination Costs	Facility Closure and Other Related Costs	Asset Impairments (1)	Total
Liability, June 30, 2011	$31,762	$0	$7,860	$0	$39,622
Expense(2)	220	280	437	1,078	2,015
Accumulated depreciation offset	0	0	0	(1,078)	(1,078)
Payments	(1,652)	(255)	(1,134)	0	(3,041)
Foreign currency translation	(1,617)	0	0	0	(1,617)

Liability, September 30, 2011	$28,713	$25	$7,163	$0	$35,901

Liability, June 30, 2010	$33,036	$0	$7,562	$0	$40,598
Expense (2)	(1,902)	0	21	(1,024)	(2,905)
Accumulated depreciation offset	0	0	0	1,024	1,024
Payments	(4,094)	0	(753)	0	(4,847)
Foreign currency translation	2,351	0	71	0	2,422

Liability, September 30, 2010	$29,391	$0	$6,901	$0	$36,292

(1)

Credits related to restructuring charges for accelerated depreciation and inventory provisions are recorded against the related assets in Property, plant & equipment, net or Inventory in our Condensed Consolidated Balance Sheets and do not impact the restructuring liability.

(2)

Restructuring expenses noted above are primarily in SG&A in our Condensed Consolidated Statements of Income. Asset impairments which consist of accelerated depreciation and inventory provisions are primarily in Cost of sales in our Condensed Consolidated Statements of Income.

Restructuring liabilities are recorded in Accrued liabilities and Other non-current liabilities in our Condensed Consolidated Balance Sheets.

Restructuring expenses by reporting business segment are as follows:

	Three Months Ended September 30,
	2011	2010
Infotainment	$507	$129
Lifestyle	150	63
Professional	280	(2,334)
Other	0	261

Total	937	(1,881)
Asset impairments	1,078	(1,024)

Total	$2,015	$(2,905)

Sale of Intellectual Property

Effective February 15, 2011, we entered into an agreement with a third party pursuant to which we monetized certain intellectual property rights. Income of $0.3 million was recognized in connection with this transaction, which is included in the Condensed Consolidated Statement of Income for the three months ended September 30, 2011 under the caption Sale of intellectual property.

Goodwill

We test for impairment at the reporting unit level on an annual basis as of April 30th of every year and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The impairment test for goodwill is a two-step process. The first step compares the fair value of each reporting unit to its carrying value, with fair value of each reporting unit determined using established valuation techniques, specifically the market and income approaches. Should the results of the first step indicate that the fair value of a reporting unit is less than its carrying value, the second step of this test is conducted wherein the amount of any impairment is determined by comparing the implied fair value of goodwill in a reporting unit to the recorded amount of goodwill for that reporting unit. The implied fair value of goodwill is calculated as the excess of fair value of the reporting unit over the amounts assigned to its assets and liabilities. Should the fair value of the goodwill so calculated be less than the carrying value, an impairment is recognized. The annual goodwill impairment tests conducted as of

April 30, 2011 and April 30, 2010 indicated that the fair value of each reporting unit was substantially in excess of its carrying value and, as such, no impairments were deemed to exist. We did not recognize any impairment charges in our Consolidated Statements of Income in the three months ended September 30, 2011 and 2010.

During the three months ended September 30, 2011, we recorded $79.8 million of goodwill associated with the acquisition of MWM Acoustics group (“MWM Acoustics”) which was recorded in our Lifestyle segment. A further discussion of the MWM Acoustics acquisition is provided in Note 20 – Acquisition, in the Notes to the Condensed Consolidated Financial Statements.

As discussed more fully in Note 17 – Business Segment Data, in the Notes to the Condensed Consolidated Financial Statements, the Company revised its segment and reporting unit structure effective July 1, 2011. Under this new structure, our reportable segments consist of the Infotainment, Lifestyle, Professional and Other segments. Our reporting units are the same as our reportable segments with the exception of Lifestyle, which consists of two reporting units, automotive audio and home audio. In connection with this realignment, we reallocated our goodwill to our new reporting units based on each reporting unit’s relative fair value. We also performed a goodwill impairment test as of July 1, 2011 using our new reporting units. We determined that the fair value of each of our reporting units exceeded its carrying value and, as such, no impairments were deemed to exist as of this date.

Operating Income

Operating income for the three months ended September 30, 2011 was $74.2 million or 7.1 percent of net sales compared to operating income of $42.7 million, or 5.1 percent of net sales, in the same period in the prior year. The increase in operating income was primarily due to higher gross profit in the three months ended September 30, 2011 compared to the same period in the prior year, due to leveraging a higher sales volume across a reduced cost base, partially offset by higher SG&A.

Interest Expense, Net

Interest expense, net, was $5.3 million for the three months ended September 30, 2011 compared to $6.1 million of interest expense, net, in the same period in the prior year. Interest expense, net, for the three months ended September 30, 2011 included interest income of $2.1 million and interest expense of $7.4 million, of which $2.6 million was cash interest and $4.8 million was noncash interest associated with the amortization of the debt discount on the 1.25 percent notes (the “Convertible Senior Notes”) and amortization of debt issuance costs on the Convertible Senior Notes and our revolving credit facility. Interest expense, net, for the three months ended September 30, 2010 included interest income of $3.1 million and interest expense of $9.2 million, of which $4.3 million was cash interest and $4.9 million was noncash interest associated with the amortization of the debt discount on the Convertible Senior Notes and amortization of debt issuance costs on the Convertible Senior Notes and our revolving credit facility.

Foreign Exchange Losses, Net

Foreign currency exchange gains and losses resulting from the remeasurement of certain foreign currency denominated monetary assets and liabilities are included in Foreign exchange losses, net in our Condensed Consolidated Statements of Income. Effective July 1, 2011, we changed the functional currency of two our foreign subsidiaries to the U.S. Dollar to reflect a change in the currency such subsidiaries primarily generate and expend cash. As a result, the amount of transaction gains and losses resulting from remeasurement have increased. We also include gains and losses from forward points on certain derivative foreign currency forward contracts that are excluded from hedge effectiveness testing in Foreign exchange losses, net in our Condensed Consolidated Statements of Income. Refer to Note 13 – Derivatives in the Notes to the Condensed Consolidated Financial Statements for more information.

Miscellaneous, Net

Net miscellaneous expenses consisting primarily of bank charges were $1.4 million for the three months ended September 30, 2011, compared to $1.4 million in the same period in the prior year.

Income Tax Expense, Net

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income. Income tax expense for the three months ended September 30, 2011 was $14.9 million, compared to $7.7 million for the same period in the prior year. The effective tax rate for the three months ended September 30, 2011 was 23.5 percent, compared to 21.9 percent for the same period in the prior year. The change in the effective tax rate for the three months ended September 30, 2011 compared to the same period in the prior year was primarily due to higher income in the United States that is subject to a tax rate greater than our key foreign jurisdictions.

We have net deferred tax assets of $254.9 million primarily consisting of deferred deductions, research and development credits, and foreign tax credits. We have evaluated all available evidence, both positive and negative, and based on the weight of all available evidence, we continue to believe that our net deferred tax assets are fairly reflected in our Condensed Consolidated Balance Sheets. If the results of our operations do not meet our current expectations, our net deferred tax assets may become impaired.

During the three months ended September 30, 2011 we recorded tax reserves and interest on uncertain tax positions in the amount of $0.5 million and $0.1 million, respectively, all of which would affect the tax rate if recognized.

Financial Condition

Liquidity and Capital Resources

We primarily finance our working capital requirements through cash generated by operations, borrowings under our revolving credit facility and trade credit. Cash and cash equivalents were $398.4 million at September 30, 2011 compared to $603.9 million at June 30, 2011. During the three months ended September 30, 2011, our cash and cash equivalent balance decreased $205.5 million. The decrease in cash was primarily due to lower collections of accounts receivable, higher purchases of inventories, translational foreign currency and the acquisition of MWM, partially offset by higher net income. We also used cash to make investments in our manufacturing facilities, fund product development and meet the working capital needs of our business segments.

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

We believe that our existing cash and cash equivalents of $398.4 million and our short-term investments of $291.6 million at September 30, 2011, together with our operating cash flows, and our availability of $542.7 million under our existing revolving credit facility, will be sufficient to cover our working capital needs, capital expenditures, debt service, including the repayment of the Convertible Senior Notes in October 2012, share buy-back program investment requirements, acquisitions, commitments and quarterly dividends for at least the next 12 months.

Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and maintain access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors beyond our control. We earn a significant amount of our operating income outside the U.S., which income is deemed to be permanently reinvested in foreign jurisdictions. For at least the next 12 months, we have sufficient cash in the U.S., availability under our existing revolving credit facility and forecasted domestic cash flow to sustain our operating activities and cash commitments for investing and financing activities, such as quarterly dividends and repayment of debt, such that we will not have to repatriate earnings. In addition, we expect existing foreign cash and cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months. Below is a more detailed discussion of our cash flow activities during the three months ended September 30, 2011.

Operating Activities

For the three months ended September 30, 2011, our net cash used in operations was $102.2 million compared to net cash used by operations of $22.0 million in the same period in the prior year. The decrease in operating cash flows compared to the same period in the prior year was primarily due to lower collections of accounts receivable and higher purchases of inventories in anticipation of future sales, partially offset by higher operating income and lower payments to vendors for accounts payable and lower warranty payments. At September 30, 2011, working capital, excluding cash short-term investments, and short-term debt, was $373.3 million, compared with $141.5 million at June 30, 2011. The increase was primarily due to higher receivable and inventory balances.

Investing Activities

Net cash used in investing activities was $68.3 million for the three months ended September 30, 2011, compared to $94.7 million used in investing activities in the same period in the prior year. The decrease in net cash used in investing activities compared to the same period in the prior year was primarily due to net maturities of short-term investments, partially offset by the acquisition of MWM and higher capital expenditures. Short-term investments consist of commercial paper, short-term deposits and government bonds, time deposits, and treasury bills with original maturities of greater than three months and less than one year. Capital expenditures for the three months ended September 30, 2011 were $23.5 million, in support of new Infotainment and Lifestyle awards, compared to $11.6 million for the same period in the prior year. Capital spending was higher due to expansion of production capacity, increases in information technology related programs and product improvement programs. We expect that our run rate for capital expenditures will continue to increase during fiscal year 2012.

Financing Activities

Net cash used in financing activities was $11.3 million in the three months ended September 30, 2011, compared to $7.2 million used in financing activities in the same period in the prior year. The increase in cash used was primarily due to $5.2 million of dividends paid to shareholders.

Our total debt at September 30, 2011 was $400.8 million or $383.3 million, net of discount, primarily comprised of $400.0 million of the Convertible Senior Notes which are shown net of a discount of $17.4 million in our Condensed Consolidated Balance Sheet at September 30, 2011, due to the accounting guidance which is more fully described in Note 9—Debt, in the Notes to the Condensed Consolidated Financial Statements. Also included in total debt are short-term borrowings of $0.7 million and capital leases and other borrowings of $0.1 million.

Our total debt, including short-term borrowings, at June 30, 2011 was $402.6 million, or $381.0 million, net of discount, and was primarily comprised of $400.0 million of the Convertible Senior Notes, which are shown net of a discount of $21.6 million in our Condensed Consolidated Balance Sheet at June 30, 2011. Also included in total debt at June 30, 2011 is short-term debt and capital lease obligations of $2.6 million.

New Revolving Credit Facility

On December 1, 2010 Harman and Harman Holding GmbH & Co., KG, our wholly-owned subsidiary (“Harman KG”), entered into a Multi-Currency Credit Agreement with a group of banks (the “Credit Agreement”) which is more fully described in our 2011 Annual Report. At September 30, 2011 and June 30, 2011, we had no borrowings under the Credit Agreement and had outstanding letters of credit of $7.3 million. At September 30, 2011 and June 30, 2011, unused available credit under the Credit Agreement was $542.7 million. If we do not meet the forecast in our budgets, we could violate our debt covenants and, absent a waiver from our lenders or an amendment to the Credit Agreement, we could be in default under the Credit Agreement. As a result, our debt under the Credit Agreement could become due, which would have a material adverse effect on our financial condition and results of operations. A default under the Credit Agreement could also lead to an event of default under the Indenture, as amended, and the acceleration of the Convertible Senior Notes. As of September 30, 2011, we were in compliance with all the financial covenants of the Credit Agreement. We believe we will be in compliance with these covenants for at least the next 12 months.

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

The term of the Guarantee and Collateral Agreement corresponds with the term of the Credit Agreement, which matures on December 1, 2015. Under the terms of this Guarantee and Collateral Agreement, we have effectively guaranteed the payment of the full amount of borrowings under the Credit Agreement, including outstanding letters of credit, upon maturity. The potential amount of future payments that we would be required to pay under the Guarantee and Collateral Agreement is the amount that we have borrowed under the Credit Agreement, including outstanding letters of credit. At September 30, 2011, we had no borrowings under the Credit Agreement and had outstanding letters of credit of $7.3 million.

Convertible Senior Notes

We had $400 million of Convertible Senior Notes outstanding at September 30, 2011 and June 30, 2011 which are more fully described in Note 9 – Debt in the Notes to the Condensed Consolidated Financial Statements.

At September 30, 2011, we were in compliance with all covenants under the Indenture, as amended, and we believe that we will be in compliance with these covenants for at least the next 12 months.

Equity

Total shareholders’ equity at September 30, 2011 was $1.417 billion compared with $1.424 billion at June 30, 2011. The decrease is primarily due to unfavorable foreign currency translation and unrealized gains on hedging, partially offset by increased net income, There were no shares of our common stock repurchased during the three months ended September 30, 2011.

Off-Balance Sheet Arrangements

Although we rarely utilize off-balance sheet arrangements in our operations, we enter into operating leases for land, buildings and equipment in the normal course of business, which are not included in our Condensed Consolidated Balance Sheets. In addition, we had outstanding letters of credit of $7.3 million at September 30, 2011 and June 30, 2011 that were not included in our Condensed Consolidated Balance Sheets.

Business Outlook

Our future outlook may be negatively impacted due to changes in global economic conditions, in particular the European sovereign debt crisis. This may drive a contraction in consumer discretionary spending. The recent constraints in the supply of rare earth minerals, specifically neodymium, used in our products, will increase our costs by approximately $90 million in fiscal year 2012 but are not expected to have a negative impact on our profitability in future years. We are currently investigating alternative design solutions utilizing other materials and also have successfully negotiated price increases with some of our customers and are still in negotiations with other customers. To date, we believe our actions will be successful in mitigating approximately $55 million of the impact from this cost increase. In spite of this, we expect our overall year-over-year profitability to improve.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are required to include information about potential effects of changes in interest rates and currency exchange rates in our periodic reports filed with the SEC. Since June 30, 2011, there have been no material changes in the quantitative or qualitative aspects of our market risk profile. See Item 7A, Quantitative and Qualitative Disclosure About Market Risk included in our 2011 Annual Report.

Interest Rate Sensitivity/Risk

At September 30, 2011, interest on approximately 100 percent of our borrowings was determined on a fixed rate basis. The interest rates on the balance of our debt are subject to changes in U.S. and European short-term interest rates. To assess exposure to interest rate changes on the portion of our debt that does not have a fixed-rate, we have performed a sensitivity analysis assuming a hypothetical 100 basis point increase or decrease in interest rates across all outstanding debt and investments. Our analysis indicates that the effect on net income for the three months ended September 30, 2011 of such an increase or decrease in interest rates would be approximately $1.3 million.

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

Changes in currency exchange rates, principally the change in the value of the Euro compared to the U.S. Dollar, have an impact on our reported results when the financial statements of foreign subsidiaries that use their local currency as their functional currency are translated into U.S. Dollars. Over half of our sales are denominated in Euros. The fluctuation in currency exchange rates, specifically the Euro versus the U.S. Dollar, had a significant impact on earnings for the three months ended September 30, 2011 compared to the same prior year period due to the strengthening of the Euro relative to the U.S. Dollar. The average exchange rate for the Euro versus the U.S. Dollar for the three months ended September 30, 2011 increased 9.4 percent from the same period in the prior year.

To assess exposure to changes in currency exchange rates, we prepared an analysis assuming a hypothetical 10 percent change in currency exchange rates across all currencies used by our subsidiaries. This analysis indicated that a 10 percent increase in exchange rates would have increased income before income taxes by approximately $4.5 million and a 10 percent decrease in exchange rates would have decreased income before income taxes by approximately $4.5 million for the three months ended September 30, 2011.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the SEC under the 1934 Act during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Attached as Exhibit 101 to this report are the following financial information formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended September 30, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets at September 30, 2011 and June 30, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2011 and 2010 and (iv) Notes to the Condensed Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harman International Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harman International Industries, Incorporated

Date: November 1, 2011	By:	/s/ HERBERT K. PARKER
Herbert K. Parker
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)