Form 10-Q
period 2011-12-31
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2012-02-07
CIK 800459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of January 31, 2012, 70,186,288 shares of common stock, par value $0.01, were outstanding.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

Form 10-Q

December 31, 2011

The page numbers in this Table of Contents reflect actual page numbers, not EDGAR page tag numbers.

References to “Harman International,” “our company,” “we,” “us,” and “our” in this Form 10-Q refer to Harman International Industries, Incorporated and its subsidiaries unless the context requires otherwise.

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

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. As a result, the foregoing factors should not be construed as exhaustive, and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission including the information in Item 1A, under the caption “Risk Factors” of Part I to our Annual Report on Form 10-K for the fiscal year ended June 30, 2011. We undertake no obligation to publicly update or revise any forward-looking statement (except as required by law). This report also makes reference to our awarded business, which represents the estimated future lifetime net sales for all customers. Our future awarded business does not represent firm customer orders. We calculate our awarded business using various assumptions including global vehicle production forecasts, customer take rates for our products, revisions to product life cycle estimates and the impact of annual price reductions, among other factors. These assumptions are updated on an annual basis. We update our estimates quarterly by adding the value of new awards received and subtracting sales recorded during the quarter.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	December 31, 2011	June 30, 2011
Assets
Current assets
Cash and cash equivalents	$544,803	$603,892
Short-term investments	223,836	317,322
Receivables, net	634,354	579,272
Inventories, net	493,690	423,137
Other current assets	221,838	184,532

Total current assets	2,118,521	2,108,155
Property, plant and equipment, net	432,915	470,300
Goodwill	184,928	119,357
Deferred tax assets, long-term	205,456	229,941
Other assets	145,181	130,742

Total assets	$3,087,001	$3,058,495

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$387,160	$386
Short-term debt	219	1,785
Accounts payable	485,612	473,486
Accrued liabilities	377,792	436,537
Accrued warranties	113,236	122,396
Income taxes payable	11,155	12,991

Total current liabilities	1,375,174	1,047,581
Convertible senior notes	0	378,401
Pension liability	140,620	142,136
Other non-current liabilities	102,042	66,719
Total liabilities	1,617,836	1,634,837
Commitments and contingencies	—	—
Preferred stock	0	0
Common stock	958	956
Additional paid-in capital	923,036	915,433
Accumulated other comprehensive income	77,517	136,733
Retained earnings	1,515,224	1,418,106
Less: Common stock held in treasury	(1,047,570)	(1,047,570)
Total shareholders’ equity	1,469,165	1,423,658
Total liabilities and shareholders’ equity	$3,087,001	$3,058,495

See accompanying Notes to the Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except earnings per share data)	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net sales	$1,127,029	$956,081	$2,177,632	$1,793,027
Cost of sales	821,490	687,341	1,584,451	1,299,716

Gross profit	305,539	268,740	593,181	493,311
Selling, general and administrative expenses	210,174	200,921	423,926	382,746
Sale of intellectual property	(13)	0	(301)	0

Operating income	95,378	67,819	169,556	110,565

Other expenses:
Interest expense, net	4,059	5,764	9,335	11,910
Foreign exchange losses, net	7,373	523	11,597	625
Miscellaneous, net	1,955	1,882	3,399	3,307

Income before income taxes	81,991	59,650	145,225	94,723
Income tax expense, net	22,736	6,598	37,603	14,283

Net income	$59,255	$53,052	$107,622	$80,440

Earnings per share:
Basic	$0.83	$0.75	$1.51	$1.14

Diluted	$0.82	$0.74	$1.49	$1.13

Weighted average shares outstanding:
Basic	71,463	70,972	71,265	70,818

Diluted	72,299	71,629	72,085	71,364

See accompanying Notes to the Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
(In thousands)	2011	2010
Cash flows from operating activities:
Net income	$107,622	$80,440
Adjustments to reconcile net income to net cash provided by operating activities, net of acquired businesses:
Depreciation and amortization	60,192	58,586
Deferred income taxes	53,923	6,038
Loss on disposition of assets	851	272
Share-based compensation	7,921	9,331
Non-cash interest expense	9,703	10,127
Changes in operating assets and liabilities, net of acquired businesses:
Decrease (increase) in:
Receivables, net	(93,782)	37,227
Inventories, net	(97,241)	(53,636)
Other current assets	(59,531)	(5,200)
Increase (decrease) in:
Accounts payable	35,877	(29,628)
Accrued warranties	(9,160)	6,483
Accrued other liabilities	19,569	(30,395)
Income taxes payable	(556)	5,228
Other operating activities	(14,575)	(4,244)

Net cash provided by operating activities	20,813	90,629
Cash flows from investing activities:
Purchases of short-term investments	(302,181)	(327,984)
Maturities of short-term investments	395,667	80,832
Acquisitions, net of cash received	(70,535)	(1,770)
Proceeds from asset dispositions	2,255	2,840
Capital expenditures	(52,945)	(34,578)
Other items, net	640	1,865

Net cash used in investing activities	(27,099)	(278,795)
Cash flows from financing activities:
Net decrease in short-term borrowings	(1,346)	(12,952)
Debt issuance costs for revolving credit facility	0	(7,003)
Other (decrease) increase in long-term debt	(9,268)	3,247
Dividends to shareholders	(10,504)	0
Net proceeds (used in) provided by share-based compensation	(26)	2,332

Net cash used in financing activities	(21,144)	(14,376)
Effect of exchange rate changes on cash	(31,659)	41,252

Net decrease in cash and cash equivalents	(59,089)	(161,290)
Cash and cash equivalents at beginning of period	603,892	645,570

Cash and cash equivalents at end of period	$544,803	$484,280

Supplemental disclosure of cash flow information:
Interest paid	$1,428	$3,194
Income taxes paid	$6,015	$2,967
Non-Cash Investing Activities:
Accrued and contingent acquisition-related liabilities	$28,017	$1,693

See accompanying Notes to the Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(In thousands, except per-share data and where otherwise noted)

(Unaudited)

Note 1 – Basis of Presentation

Basis of Presentation

References to “we,” “us,” “our,” “our company” and “Harman” refer to Harman International Industries, Incorporated and its consolidated subsidiaries unless the context specifically requires otherwise.

Our unaudited, condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (our “2011 Annual Report”) and do not include all information and footnote disclosures included in our audited financial statements. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly, in all material respects, the consolidated financial condition, results of operations and cash flows for the periods presented. Operating results for the three and six months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2012 due to seasonal, economic and other factors. Where necessary, information for prior periods has been reclassified to conform to the consolidated financial statement presentation in the current fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in our 2011 Annual Report.

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

Note 2 – New Accounting Standards

Recently Adopted Accounting Standards

Goodwill Impairment Testing: In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08 , “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”). The new guidance is intended to simplify how entities test goodwill for impairment. It includes provisions that permit an entity to first assess qualitative factors in determining whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We adopted the provisions of this new guidance in September 2011. The adoption of the new provisions did not have any impact on our financial condition or results of operations.

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

Recently Issued Accounting Standards

Balance Sheet: In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities,” which requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial condition. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. The new guidance is effective retrospectively for fiscal years and interim periods with those fiscal years beginning on or after January 1, 2013. We will adopt the provisions of this new guidance on July 1, 2013. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

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

Comprehensive Income: In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). The new guidance requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both cases, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. If presented in a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. If presented in the two-statement approach, the first statement which is the statement of net income, should present components of net income and total net income followed consecutively by a second statement which is the statement of other comprehensive income, that should present the components of other comprehensive income, total other comprehensive income and a total amount for comprehensive income. Regardless of the method used, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 temporarily deferred the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The guidance in ASU 2011-05, as amended, is effective retrospectively for fiscal years, and interim periods within those fiscal years beginning after December 15, 2011. We will adopt the provisions of this new guidance on July 1, 2012. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

Note 3 – Allowance for Doubtful Accounts

We reserve an estimated amount for accounts receivable that may not be collected. Methodologies for estimating the allowance for doubtful accounts are based primarily on specific identification of uncollectible accounts. Historical collection rates and customer credit worthiness are considered in determining specific reserves. At December 31, 2011 and June 30, 2011, we had $5.6 million and $7.0 million, respectively, reserved for possible uncollectible accounts receivable.

Note 4 – Inventories, net

Inventories, net consist of the following:

	December 31, 2011	June 30, 2011
Finished goods	$192,864	$153,469
Work in process	70,220	67,534
Raw materials	230,606	202,134

Inventories, net	$493,690	$423,137

At December 31, 2011 and June 30, 2011, our inventory reserves were $68.8 million and $73.3 million, respectively.

Note 5 – Property, Plant and Equipment, net

Property, plant and equipment, net consist of the following:

	Estimated Useful Lives (in Years)	December 31, 2011	June 30, 2011
Land		$8,887	$11,974
Buildings and improvements	1-50	264,103	280,053
Machinery and equipment	3-20	1,018,340	1,050,892
Furniture and fixtures	3-10	29,952	30,769

Property, plant and equipment, gross		1,321,282	1,373,688
Less accumulated depreciation and amortization		(888,367)	(903,388)

Property, plant and equipment, net		$432,915	$470,300

Depreciation expense for the three months ended December 31, 2011 and 2010 was $25.6 million and $28.5 million, respectively, and was $54.2 million and $54.9 million for the six months ended December 31, 2011 and 2010, respectively.

Note 6 – Accrued Warranties

We warrant our products to be free from defects in materials and workmanship for periods ranging from six months to six years from the date of purchase, depending on the business segment and product. Our dealers and warranty service providers normally perform warranty service in field locations and regional service centers, using parts and replacement finished goods we supply on an exchange basis. Our dealers and warranty service providers also install updates we provide to correct defects covered by our warranties. Estimated warranty liabilities are based upon past experience with similar types of products, the technological complexity of certain products, replacement cost and other factors. If estimates of warranty provisions are no longer adequate based on our analysis of current activity, incremental provisions are recorded as warranty expense in our Condensed Consolidated Statements of Income. We take these factors into consideration when assessing the adequacy of our warranty provision for periods still open to claim.

Details of our accrued warranties are as follows:

	Six Months Ended December 31,
	2011	2010
Accrued warranties, June 30	$122,396	$99,329
Warranty expense	28,437	24,846
Warranty payments (cash or in-kind)	(25,033)	(26,515)
Other(1)	(12,564)	8,152

Accrued warranties, December 31	$113,236	$105,812

(1)	Other primarily represents foreign currency translation.

Note 7 – Earnings Per Share

We apply the two-class method when computing earnings per share, which requires that net income per share for each class of shares entitled to dividends be calculated assuming all of our net income is distributed as dividends to these shareholders based on their contractual rights.

The following table presents the calculation of basic and diluted earnings per share of common stock outstanding:

	0000000	0000000	0000000	0000000
	Three Months Ended December 31,
	2011		2010
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted Earnings per Share:
Net income	$59,255	$59,255	$53,052	$53,052

Denominator for Basic and Diluted Earnings per Share:
Weighted average shares outstanding	71,463	71,463	70,972	70,972
Employee stock options	0	836	0	657

Total weighted average shares outstanding	71,463	72,299	70,972	71,629

Earnings per Share:
Earnings per share	$0.83	$0.82	$0.75	$0.74

	0000000	0000000	0000000	0000000
	Six Months Ended December 31,
	2011		2010
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted Earnings per Share:
Net income	$107,622	$107,622	$80,440	$80,440

Denominator for Basic and Diluted Earnings per Share:
Weighted average shares outstanding	71,265	71,265	70,818	70,818
Employee stock options	0	820	0	546

Total weighted average shares outstanding	71,265	72,085	70,818	71,364

Earnings per Share:
Earnings per share	$1.51	$1.49	$1.14	$1.13

Options to purchase 1,767,021 and 1,752,421 shares of our common stock were outstanding for the three months ended December 31, 2011 and 2010, respectively, and excluded from the computation of diluted earnings per share because they would have been antidilutive. In addition, restricted shares and restricted stock units of 8,274 and 18,404 were outstanding for the three months ended December 31, 2011 and 2010, respectively, and were excluded from the computation of diluted earnings per share as they also would have been antidilutive.

Options to purchase 1,699,565 and 1,702,404 shares of our common stock were outstanding for the six months ended December 31, 2011 and 2010, respectively, and excluded from the computation of diluted earnings per share because they would have been antidilutive. In addition, restricted shares and restricted stock units of 4,341 and 13,733 were outstanding during the six months ended December 31, 2011 and 2010, respectively, and were excluded from the computation of diluted earnings per share as they also would have been antidilutive.

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

The Convertible Senior Notes had no effect on the computation of diluted earnings per share for the three and six months ended December 31, 2011 and 2010. Refer to Note 9 – Debt for further information.

Note 8 – Goodwill

In September 2011, we adopted ASU 2011-08, under which an entity may first assess qualitative factors in determining whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Adoption of this guidance had no impact on our financial condition or results of operations as no events came to our attention indicating that the fair values of our reporting units might be less than their carrying values. Refer to Note 2 – New Accounting Standards for further information.

We test for impairment at the reporting unit level on an annual basis as of April 30th of every year and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The impairment test for goodwill is a two-step process. The first step compares the fair value of each reporting unit to its carrying value, with the fair value of each reporting unit determined using established valuation techniques, specifically the market and income approaches. If the results of the first step indicate that the fair value of a reporting unit is less than its carrying value, then the second step of this test is conducted wherein the amount of any impairment is determined by comparing the implied fair value of goodwill in a reporting unit to the recorded amount of goodwill for that reporting unit. The implied fair value of goodwill is calculated as the excess of fair value of the reporting unit over the amounts assigned to its assets and liabilities. Should the fair value of the goodwill so calculated be less than the carrying value, an impairment is recognized. The annual goodwill impairment tests conducted as of April 30, 2011 and April 30, 2010 indicated that the fair value of each reporting unit was substantially in excess of its carrying value and, as such, no impairments were deemed to exist. We did not recognize any impairment charges in our Condensed Consolidated Statements of Income in the three and six months ended December 31, 2011 and 2010.

During the three and six months ended December 31, 2011, we recorded $0 and $79.8 million, respectively, of goodwill in our Lifestyle segment, associated with the acquisition of MWM Acoustics, LLC and certain related entities (“MWM Acoustics”). Refer to Note 20 – Acquisition for more information.

Effective July 1, 2011, we revised our business segments in order to better align them with our strategic approach to the markets and customers we serve. Under this new structure, our reportable segments consist of the Infotainment, Lifestyle, Professional and Other segments. Our reporting units are the same as our reportable segments with the exception of our Lifestyle segment, which consists of two reporting units, automotive audio and home audio. In connection with this realignment, we reallocated our goodwill to our new reporting units based on each reporting unit’s relative fair value. We also performed a goodwill impairment test as of July 1, 2011 using our new reporting units and determined that the fair value of each of our reporting units exceeded its carrying value, therefore, no impairments were deemed to exist as of this date. Refer to Note 17 – Business Segment Data for more information.

Note 9 – Debt

Short Term Borrowings

At December 31, 2011 and June 30, 2011, we had $0.2 million and $1.8 million of short-term borrowings outstanding, respectively, and we maintained lines of credit of $17.9 million and $20.8 million, in the aggregate, respectively, in Hungary, the U.S., Austria and Brazil.

Revolving Credit Facility

On December 1, 2010, Harman and Harman Holding GmbH & Co., KG, our wholly-owned subsidiary (“Harman KG”), entered into a Multi-Currency Credit Agreement with a group of banks, as amended on December 15, 2011 (the “Credit Agreement”). At December 31, 2011 and June 30, 2011, we had no borrowings under the Credit Agreement and had outstanding letters of credit of $8.7 million and $7.3 million, respectively. At December 31, 2011 and June 30, 2011, unused available credit under the Credit Agreement was $541.3 million and $542.7 million, respectively. If we experience a significant decline in our operating results, we could violate our debt covenants and, absent a waiver from our lenders or an amendment to the Credit Agreement, we could be in default under the Credit Agreement. As a result, our debt under the Credit Agreement could become due, which would have a material adverse effect on our financial condition and results of operations. A default under the Credit Agreement could also lead to an event of default under the Indenture, as amended, and accelerate the maturity of the Convertible Senior Notes. As of December 31, 2011, we were in compliance with all the financial covenants of the Credit Agreement. Debt issuance costs of $7.0 million were recorded in connection with this transaction and are included in Other assets in our Condensed Consolidated Balance Sheets and are also being amortized to Interest expense, net in our Condensed Consolidated Statements of Income over the expected remaining term of the Credit Agreement.

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

The term of the Guarantee and Collateral Agreement corresponds with the term of the Credit Agreement, which matures on December 1, 2015. Under the terms of the Guarantee and Collateral Agreement, we have effectively guaranteed the payment of the full amount of borrowings under the Credit Agreement, including outstanding letters of credit, upon maturity. The potential amount of future payments that we would be required to pay under the Guarantee and Collateral Agreement is the amount that we have borrowed under the Credit Agreement, including outstanding letters of credit. At December 31, 2011, and June 30, 2011 we had no borrowings under the Credit Agreement and had outstanding letters of credit of $8.7 million and $7.3 million, respectively.

Convertible Senior Notes

We had $400 million of Convertible Senior Notes outstanding at December 31, 2011 and June 30, 2011, which were issued on October 23, 2007 (the “Issuance Date”) and are due on October 15, 2012. The Convertible Senior Notes were issued at par and we pay interest at a rate of 1.25 percent per annum on a semiannual basis. The initial conversion rate on the Convertible Senior Notes is 9.6154 shares of our common stock per $1,000 principal amount of the Convertible Senior Notes (which is equal to an initial conversion price of approximately $104 per share). The conversion rate is subject to adjustment in specified circumstances described in the Indenture. At December 31, 2011, the Convertible Senior Notes are classified as a current liability in our Condensed Consolidated Balance Sheet, as they are due on October 15, 2012, which is in less than one year.

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

The principal amounts, unamortized discount and net carrying amounts of the liability components and the equity components for the Convertible Senior Notes as of December 31, 2011 and June 30, 2011 are as follows:

	Principal Balance	Unamortized Discount	Net Carrying Amount	Equity Component
December 31, 2011	$400,000	$(13,227)	$386,773	$48,323
June 30, 2011	$400,000	$(21,599)	$378,401	$48,323

At December 31, 2011 and June 30, 2011, the unamortized discount is recognized as a reduction in the carrying value of the Convertible Senior Notes in the Condensed Consolidated Balance Sheets and is amortized to Interest expense, net in our Condensed Consolidated Statements of Income over the expected remaining term of the Convertible Senior Notes of 10 months as of December 31, 2011.

Debt issuance costs of $4.8 million were recorded in connection with this transaction and are included in Other assets in our Condensed Consolidated Balance Sheets and are also being amortized to Interest expense, net in our Condensed Consolidated Statements of Income over the expected remaining term of the Convertible Senior Notes. The unamortized balance of debt issuance costs at December 31, 2011 and June 30, 2011 was $0.6 million and $1.1 million, respectively.

Total interest expense related to the Convertible Senior Notes for the three months ended December 31, 2011 and 2010, includes $1.3 million in both periods for contractual cash interest expense, and an additional $4.2 million and $4.0 million of noncash interest expense, respectively, related to the amortization of the discount and $0.2 million in both periods related to the amortization of debt issuance costs.

Total interest expense related to the Convertible Senior Notes for the six months ended December 31, 2011 and 2010, includes $2.5 million in both periods for contractual cash interest expense, and an additional $8.4 million and $7.9 million of noncash interest expense, respectively, related to the amortization of the discount and $0.4 million in both periods related to the amortization of debt issuance costs.

At December 31, 2011, we were in compliance with all covenants under the Indenture, as amended.

Registration Rights Agreement

On October 23, 2007, we entered into a registration rights agreement (the “Registration Rights Agreement”) requiring us to register the Convertible Senior Notes and the shares contingently issuable upon conversion of the Convertible Senior Notes. On October 23, 2008, we filed an automatically effective registration statement with the SEC to meet this requirement. We were required to keep the registration statement effective until the earlier of (a) such time as the Convertible Senior Notes and the shares contingently issuable under the Convertible Senior Notes (1) are sold under an effective registration statement or pursuant to Rule 144 of the Securities Act of 1933, (2) are freely transferable under Rule 144 more than one year following October 23, 2007, or (3) cease to be outstanding, and (b) five years and three months following October 23, 2007. In the event that we fail to keep a registration statement effective as required under the Registration Rights Agreement, additional interest will accrue on the Convertible Senior Notes at the rate of 0.25 percent per annum.

On October 21, 2011, Harman entered into an Amendment to the Registration Rights Agreement with the holders of the Convertible Senior Notes, which provides for the postponement of our obligation to file a new registration statement covering the Convertible Senior Notes until such time as one of the holders of the Convertible Senior Notes demands that we file a registration statement. Upon the receipt of such a demand, we will have seven business days to file a registration statement with the SEC covering the Convertible Senior Notes. The holders of the Convertible Senior Notes have not demanded a registration statement. We do not believe it is probable that we will fail to comply with the Registration Rights Agreement, therefore no liability for additional interest has been recorded.

Note 10 – Income Taxes

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income. Income tax expense for the three months ended December 31, 2011 was $22.7 million, compared to $6.6 million for the same period in the prior year. The effective tax rate for the three months ended December 31, 2011 was 27.7 percent, compared to 11.1 percent for the same period in the prior year. The change in the effective tax rate for the three months ended December 31, 2011 compared to the same period in the prior year was primarily due to higher income in the United States that is subject to a tax rate greater than our key foreign jurisdictions and the temporary reinstatement of the research and experimentation tax credit in the second quarter of the prior year, which was retroactively applied back to January 1, 2010.

Income tax expense for the six months ended December 31, 2011 was $37.6 million, compared to $14.3 million for the same period in the prior year. The effective tax rate for the six months ended December 31, 2011 was 25.9 percent, compared to 15.1 percent for the same period in the prior year. The change in the effective tax rate for the six months ended December 31, 2011 compared to the same period in the prior year was primarily due to higher income in the United States that is subject to a tax rate greater than our key foreign jurisdictions and the temporary reinstatement of the research and experimentation tax credit in the second quarter of the prior year, which was retroactively applied back to January 1, 2010.

As of December 31, 2011, we have gross deferred tax assets of $440.1 million, deferred tax liabilities of $51.0 million and a valuation allowance against our deferred tax assets of $161.6 million. In assessing the recoverability of our deferred tax assets, we regularly consider whether some portion or all of the deferred tax assets will not be realized based on the recognition threshold and measurement of a tax position in accordance with the FASB Accounting Standard Codification 740 “Income Taxes.” The ultimate realization of our deferred tax assets is dependent upon the generation of future taxable income of the proper character and source prior to the expiration of our net operating loss and tax credit carryforward periods. We consider the scheduled reversal of deferred tax liabilities, cumulative book income or losses, projected future taxable income, projected source of taxable income between foreign and domestic, and tax planning strategies in making this assessment.

As of December 31, 2011, unrecognized tax benefits and the related interest were $32.1 million and $1.0 million, respectively; all but $1.7 million would affect the tax rate if recognized. During the three and six months ended December 31, 2011, we recorded tax reserves on uncertain tax positions in the amount of $0.7 million and $1.2 million, respectively. During the three and six months ended December 31, 2011, we recorded additional interest expense on uncertain tax positions of $0.1 million and $0.2 million, respectively.

Note 11 – Shareholders’ Equity

Preferred Stock

As of December 31, 2011 and June 30, 2011, we had no shares of preferred stock outstanding. We are authorized to issue 5 million shares of preferred stock, $0.01 par value per share.

Common Stock

We have 200 million authorized shares of common stock, $0.01 par value per share. At December 31, 2011 and June 30, 2011, we had 95,778,318 and 95,520,068 shares issued; 25,599,817 shares in treasury stock in each period, and 70,178,501 and 69,920,251 outstanding (net of treasury stock), respectively.

Changes in Equity:

The following is a summary of the changes in Accumulated Other Comprehensive Income (“AOCI”) and changes in equity for the six months ended December 31, 2011 and 2010:

	00.0000	00.0000	00.0000	00.0000	00.0000	00.0000	00.0000
	Preferred Stock	Common Stock	Additional Paid-in Capital	AOCI	Retained Earnings	Treasury Stock	Total Equity
Balance at June 30, 2011	$0	$956	$915,433	$136,733	$1,418,106	$(1,047,570)	$1,423,658

Net income	0	0	0	0	107,622	0	107,622
Foreign currency translation	0	0	0	(110,394)	0	0	(110,394)
Unrealized gain on hedging derivatives	0	0	0	51,700	0	0	51,700
Pension liability adjustment	0	0	0	(345)	0	0	(345)
Unrealized loss on available-for-sale securities	0	0	0	(177)	0	0	(177)

Comprehensive income							48,406
Exercise of stock options, net of shares received	0	2	(28)	0	0	0	(26)
Share-based compensation, net	0	0	7,631	0	0	0	7,631
Dividends ($0.30 per share)	0	0	0	0	(10,504)	0	(10,504)

Balance at December 31, 2011	$0	$958	$923,036	$77,517	$1,515,224	$(1,047,570)	$1,469,165

	00.0000	00.0000	00.0000	00.0000	00.0000	00.0000	00.0000
	Preferred Stock	Common Stock	Additional Paid-in Capital	AOCI	Retained Earnings	Treasury Stock	Total Equity
Balance at June 30, 2010	$0	$952	$892,129	$3,666	$1,285,715	$(1,047,570)	$1,134,892

Net income	0	0	0	0	80,440	0	80,440
Foreign currency translation	0	0	0	80,474	0	0	80,474
Unrealized loss on hedging derivatives	0	0	0	(31,739)	0	0	(31,739)
Pension liability adjustment	0	0	0	(357)	0	0	(357)
Unrealized gain on available-for-sale securities	0	0	0	2,084	0	0	2,084

Comprehensive income							130,902
Exercise of stock options, net of shares received	0	1	2,198	0	0	0	2,199
Share-based compensation, net	0	0	9,277	0	0	0	9,277

Balance at December 31, 2010	$0	$953	$903,604	$54,128	$1,366,155	$(1,047,570)	$1,277,270

At December 31, 2011 and June 30, 2011, AOCI consisted of the following:

Income/(Loss):	December 31, 2011	June 30, 2011
Cumulative translation adjustment	$71,740	$182,134
Pension liability adjustment	(18,648)	(18,303)
Unrealized gain (loss) on hedging derivatives	28,516	(23,184)
Unrealized loss on available-for-sale securities	(4,091)	(3,914)

Total AOCI	$77,517	$136,733

We have approximately $1.7 million and $1.9 million of investments at December 31, 2011 and June 30, 2011, respectively, included in Other current assets in our Condensed Consolidated Balance Sheets that have been classified as available-for-sale securities. These securities are recorded at fair value with realized gains and losses recorded in income and unrealized gains and losses recorded in AOCI, net of taxes.

Share Buy-Back Program

On October 26, 2011, we announced that our Board of Directors authorized the repurchase of up to $200 million of our common stock. This buyback program allows us to purchase shares of our common stock in accordance with applicable securities laws on the open market, or through privately negotiated transactions, through October 25, 2012. We will determine the timing and the amount of any repurchases based on an evaluation of market conditions, share price and other factors. The buyback program may be suspended or discontinued at any time. As of December 31, 2011, we have not repurchased any shares under the buyback program.

Note 12 – Share-Based Compensation

On December 7, 2011 (the “Effective Date”), our shareholders approved the 2012 Stock Option and Incentive Plan (the “2012 Plan”), which is effective through December 7, 2021. As of the Effective Date, no further grants may be granted under our former plan, the Amended and Restated 2002 Stock Option and Incentive Plan (the “2002 Plan” and together with the 2012 Plan, the “Plans”). There are 4,400,000 shares available for grant under the 2012 Plan. The 2012 Plan provides for two types of awards: (1) a full value grant, as defined in the 2012 Plan, under which one award shall reduce the shares available for grant under the 2012 Plan by 1.71 shares, and (2) an option or stock appreciation right grant, under which one award shall reduce the shares available for grant under the 2012 Plan by one share. During the three and six months ended December 31, 2011, options to purchase 36,125 shares of our common stock and 8,412 restricted stock units were granted under the 2012 Plan.

Prior to the Effective Date, we had one share-based compensation plan with shares available for future grants, the 2002 Plan. On December 8, 2010, we amended the 2002 Plan to increase the number of shares available under the 2002 Plan for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units by 1,100,000 to an aggregate amount not to exceed 7,860,000 shares of our common stock. During the six months ended December 31, 2011, options to purchase 454,630 shares of our common stock and 645,558 restricted stock units were granted under the 2002 Plan.

Share-based compensation expense, net was $5.4 million and $5.0 million for the three months ended December 31, 2011 and 2010, respectively, and was $7.9 million and $9.3 million for the six months ended December 31, 2011 and 2010, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for share-based compensation arrangements was $1.5 million for each of the three months ended December 31, 2011 and 2010 and was $2.2 million and $2.6 million for the six months ended December 31, 2011 and 2010, respectively.

Fair Value Determination

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions noted in the following table.

	Six Months Ended December 31,
	2011	2010
Expected volatility	48.8% - 66.2%	63.1 - 73.1%
Weighted-average volatility	59.4%	68.8%
Expected annual dividend	$0.30	$0.00
Expected term (in years)	1.70 - 3.87	1.73 - 3.80
Risk-free rate	0.2% - 0.7%	0.5 - 1.2%

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

Stock Option Activity

A summary of option activity under our stock option plans as of December 31, 2011 and changes during the six months ended December 31, 2011 is presented below:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2011	2,489,998	$56.39	6.36	$19,270
Granted	490,775	34.98
Exercised	(63,638)	27.68
Forfeited or expired	(115,639)	64.43

Outstanding at December 31, 2011	2,801,476	$52.96	6.58	$10,061

Exercisable at December 31, 2011	1,777,831	$60.46	5.46	$5,174

The weighted-average grant-date fair value of options granted for the three months ended December 31, 2011 and 2010 was $14.12 and $18.13, respectively, and for the six months ended December 31, 2011 and 2010 was $13.26 and $14.75, respectively. The total intrinsic value of options exercised for the three months ended December 31, 2011 and 2010 was $0.7 million and $0.9 million, respectively, and for the six months ended December 31, 2011 and 2010 was $0.9 million and $1.0 million, respectively.

Modification of Certain Stock Option Awards

Prior to fiscal year 2011, certain of the award agreements under the 2002 Plan stated that vested options not exercised were forfeited upon termination of employment for any reason other than death or disability. However, such award agreements provided that the Compensation and Option Committee of our Board of Directors (the “Compensation and Option Committee”) could extend the time period to exercise vested options 90 days beyond the employment termination date for certain employees. During the three and six months ended December 31, 2011 and 2010, the Compensation and Option Committee used this authority. This action represented a modification of the terms or conditions of an equity award and therefore was accounted for as an exchange of the original award for a new award. Incremental share-based compensation cost for the excess of the fair value of the new award over the fair value of the original award was immaterial.

Grant of Stock Options with Market Conditions

We granted 330,470 stock options containing a market condition to employees on March 21, 2008. The options vested on March 21, 2011, which was three years from the date of grant based on a comparison of Harman’s total shareholder return (“TSR”) to the TSR of a selected peer group of publicly listed multinational companies. TSR was measured as the annualized increase in the aggregate value of a company’s stock price plus the value of dividends, assumed to be reinvested into shares of the company’s stock at the time of dividend payment. The base price used for the TSR calculation of $42.19 was the 20-day trading average from February 6, 2008 through March 6, 2008. The ending price used for the TSR calculation of $49.81 was the 20-day trading average prior to and through March 6, 2011. The grant date fair value of $4.2 million was calculated using a combination of Monte Carlo simulation and lattice-based models. There was no compensation expense for these awards in the three and six months ended December 31, 2011, since the awards had vested in a prior period. Share-based compensation expense for these awards was $0.4 million and $0.7 million for the three and six months ended December 31, 2010.

Restricted Stock Awards

A summary of the status of our nonvested restricted stock as of December 31, 2011 and changes during the six months ended December 31, 2011, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at June 30, 2011	26,000	$42.71
Vested	(8,000)	64.26

Nonvested at December 31, 2011	18,000	$33.13

As of December 31, 2011, there was less than $0.1 million of total unrecognized compensation cost related to nonvested restricted stock-based compensation arrangements granted under the 2002 Plan. The weighted average recognition period was 0.2 years. At December 31, 2011, a total of 18,000 shares of restricted stock were outstanding of which 15,000 were granted under the 2002 Plan and 3,000 were granted outside of the 2002 Plan.

Restricted Stock Units

In the six months ended December 31, 2011, we granted 118,546 restricted stock units with earnings per share (“EPS”) performance conditions, 118,546 restricted stock units with return on invested capital (“ROIC”) performance conditions and 118,546 restricted stock units with market conditions, under the 2002 Plan. The restricted stock units with EPS performance conditions cliff vest three years from the date of grant based on the achievement of certain cumulative EPS levels from fiscal years 2012 through 2014. The restricted stock units with ROIC conditions cliff vest three years from the date of grant based on the achievement of a certain ROIC level in fiscal year 2014. The restricted stock units with market conditions cliff vest three years from the date of grant based on a comparison of our TSR to the TSR of a selected peer group of publicly listed multinational companies. The grant date fair value of the restricted stock units with market conditions of $3.3 million was calculated using a Monte Carlo simulation model. Compensation expense, for both the restricted stock units with performance conditions and the restricted stock units with market conditions, is recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the applicable targets will be met, which is reassessed each reporting period.

In the six months ended December 31, 2010, we granted 191,721 restricted stock units with EPS performance conditions and 191,715 restricted stock units with market conditions, under the 2002 Plan. The restricted stock units with EPS performance conditions cliff vest three years from the date of grant based on the attainment of a certain EPS level in fiscal year 2013. The restricted stock units with market conditions cliff vest three years from the date of grant based on a comparison of our TSR to the TSR of a selected peer group of publicly listed multinational companies. The grant date fair value of the restricted stock units with market conditions of $5.2 million was calculated using a Monte Carlo simulation model. Compensation expense, for both the restricted stock units with performance conditions and the restricted stock units with market conditions, is recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the applicable targets will be met, which is reassessed each reporting period.

In the six months ended December 31, 2009, we granted 380,400 restricted stock units with performance conditions, under the 2002 Plan. The restricted stock units cliff vest three years from the date of grant based on the attainment of certain performance targets in fiscal year 2012. Compensation expense is recognized ratably over the three-year vesting period, on a straight-line basis, based on the grant date fair value and our assessment of the probability that the performance targets will be met. We have recognized compensation expense based on our estimate of the probability of achieving the targets, which is reassessed each reporting period.

In the six months ended December 31, 2008, we granted 133,507 restricted stock units with performance conditions under the 2002 Plan. These restricted stock units vested in September 2011, based on the attainment of certain performance targets in fiscal year 2011. Compensation expense was recognized ratably over the three-year vesting period, on a straight-line basis, based on the grant date fair value and our assessment of the probability that the performance targets would be met. We recognized compensation expense based on our estimate of the probability of achieving the targets. Approximately 50 percent of the restricted stock units vested based on actual attainment of certain targets.

In the six months ended December 31, 2011 and 2010, we also granted 298,332 and 328,788 restricted stock units, without performance or market conditions, respectively, under the Plans that vest three years from the date of grant.

In January and September 2008, we granted 34,608 and 28,344 cash-settled restricted stock units, respectively, outside the 2002 Plan. These restricted stock units are accounted for as liability awards and are recorded at the fair value at the end of the reporting period in accordance with their vesting schedules. During the three months ended December 31, 2011 and 2010, none of these restricted stock units were settled. During the six months ended December 31, 2011 and 2010, 1,608 and 9,647 of these restricted stock units were settled, respectively, at a cost of $0.1 million and $0.3 million, respectively. At December 31, 2011, and June 30, 2011, 1,608 and 3,216 cash-settled restricted stock units were outstanding, respectively.

A summary of equity classified restricted stock unit activity as of December 31, 2011 and changes during the six months ended December 31, 2011 is presented below:

Shares
Nonvested at June 30, 2011	1,665,873
Granted	653,970
Vested	(246,456)
Forfeited	(120,149)

Nonvested at December 31, 2011	1,953,238

At December 31, 2011, the aggregate intrinsic value of equity classified restricted stock units was $10.0 million and there was $30.8 million of total unrecognized compensation cost related to restricted stock unit compensation arrangements. The weighted average recognition period was 1.7 years.

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

At December 31, 2011 and June 30, 2011, we had outstanding foreign exchange contracts, including forward and option contracts, which are summarized below:

	December 31, 2011		June 30, 2011
	Gross Notional Value	Fair Value Asset/ (Liability)(1)	Gross Notional Value	Fair Value Asset/ (Liability)(1)
Currency Hedged (Buy/Sell):
U.S. Dollar/Euro	$651,300	$38,007	$612,400	$(33,760)
Swiss Franc/U.S. Dollar	37,309	(763)	41,647	516
British Pound/U.S. Dollar	11,700	(380)	20,700	(152)
British Pound/Swiss Franc	6,528	123	15,408	(574)
Euro/British Pound	5,184	(45)	11,604	163
U.S. Dollar/Brazilian Real	10,400	98	10,400	(1,249)
U.S. Dollar/British Pound	4,500	129	8,500	(76)
Chinese Yuan/U.S. Dollar	17,300	79	6,188	84
Euro/U.S. Dollar	38,150	(2,448)	8,200	146
U.S. Dollar/Japanese Yen	600	(8)	900	(22)
Japanese Yen/Euro	10,379	662	0	0
Hungarian Forint/Euro	7,407	(250)	0	0

Total	$800,757	$35,204	$735,947	$(34,924)

(1)	Represents the net receivable/(payable) included in our Condensed Consolidated Balance Sheets.

Cash Flow Hedges

We designate a portion of our foreign currency derivative contracts as cash flow hedges of foreign currency denominated purchases. As of December 31, 2011 and June 30, 2011, we had $555.8 million and $528.4 million of forward and option contracts maturing through May 2013 and June 2012, respectively. These contracts are recorded at fair value in the accompanying Condensed Consolidated Balance Sheets. The changes in fair value for these contracts on a spot to spot basis are reported in AOCI, and are reclassified to either Cost of sales or Selling, general and administrative expense (“SG&A”), depending on the nature of the underlying asset or liability that is being hedged, in our Condensed Consolidated Statements of Income, in the period or periods during which the underlying transaction occurs. If it becomes apparent that an underlying forecasted transaction will not occur, the amount recorded in AOCI related to the hedge is reclassified to Foreign exchange losses, net in our Condensed Consolidated Statements of Income in the then-current period. Amounts relating to such reclassifications were immaterial in each of the three and six months ended December 31, 2011 and 2010.

Changes in the fair value of the derivatives are highly effective in offsetting changes in the cash flows of the hedged items because the amounts and the maturities of the derivatives approximate those of the forecasted exposures. Any ineffective portion of the derivative is recognized in the current period in our Condensed Consolidated Statements of Income, in the same line item in which the foreign currency gain or loss on the underlying hedged transaction was recorded. No amount of ineffectiveness was recognized in the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2011 and we recognized less than $0.1 million of ineffectiveness for the three and six months ended December 31, 2010. All components of each derivative’s gain or loss, with the exception of forward points (see below), were included in the assessment of hedge ineffectiveness. At December 31, 2011 and June 30, 2011, the fair value of these contracts was a net asset of $31.6 million and a net liability of $25.2 million, respectively. The amount associated with these hedges that is expected to be reclassified from AOCI to earnings within the next 12 months is a gain of $40.8 million.

We elected to exclude forward points from the effectiveness assessment. At the end of the reporting period, we calculate the excluded amount, which is the fair value relating to the change in forward points that is recorded in current earnings as Foreign exchange losses, net in our Condensed Consolidated Statements of Income. For the three months ended December 31, 2011 and 2010, we recognized $1.8 million of net losses and less than $0.1 million of net gains, respectively, related to the change in forward points. For the six months ended December 31, 2011 and 2010, we recognized $5.4 million of net losses and $0.8 million of net losses, respectively, related to the change in forward points.

Effective July 1, 2011, we changed the functional currency of two of our foreign subsidiaries to the U.S. Dollar to reflect a change in the currency such subsidiaries primarily generate and expend cash. In addition, we recognized approximately $1.4 million as Foreign exchange losses, net in our Condensed Consolidated Statements of Income for the three and six months ended December 31, 2011 due to the revaluation of certain derivative instruments held at these subsidiaries because we did not meet the requisite documentation requirements to attain hedge accounting treatment. As of January 1, 2012, the documentation was amended to achieve hedge accounting treatment going forward.

Economic Hedges

When hedge accounting is not applied to derivative contracts, or after former cash flow hedges have been de-designated as balance sheet hedges, we recognize the gain or loss on the associated contracts directly in current period earnings in our Condensed Consolidated Statements of Income, as either Foreign exchange losses, net or Cost of sales according to the underlying exposure. As of December 31, 2011 and June 30, 2011, we had $245.0 million and $207.5 million, respectively, of forward contracts maturing through June 2012, in various currencies that provide economic hedges to foreign currency denominated intercompany loans and other foreign currency denominated assets. At December 31, 2011 and June 30, 2011, the fair value of these contracts was an asset of $3.6 million and a liability of $9.7 million, respectively. Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans and other foreign denominated assets in other non-operating income.

Interest Rate Risk Management

We have one interest rate swap contract with a notional amount of $21.3 million and $24.5 million at December 31, 2011 and June 30, 2011, respectively, in order to manage our interest rate exposure and effectively convert interest on an operating lease from a variable rate to a fixed rate. The objective of the swap is to offset changes in rent expenses caused by interest rate fluctuations. The interest rate swap contract is designated as a cash flow hedge. At the end of each reporting period, the discounted fair value of the swap contract is calculated and recorded in AOCI and reclassified as rent expense, within SG&A in our Condensed Consolidated Statements of Income, in the then-current period. If the hedge is determined to be ineffective, the ineffective portion will be reclassified from AOCI and recorded as rent expense, within SG&A. We recognized less than $0.1 million of ineffectiveness in each of the three and six months ended December 31, 2011 and 2010, in our Condensed Consolidated Statements of Income. All components of the derivatives were included in the assessment of the hedged effectiveness. The amount associated with the swap contract that is expected to be recorded as rent expense in the next 12 months is a loss of $0.6 million.

Fair Value of Derivatives

The following tables provide a summary of the fair value amounts of our derivative instruments at December 31, 2011 and June 30, 2011:

		Fair Value
	Balance Sheet Location	December 31, 2011	June 30, 2011
Derivatives Designated as Cash Flow Hedges, Gross:
Other assets:
Foreign exchange contracts	Other current assets	$31,876	$95

Other liabilities:
Foreign exchange contracts	Accrued liabilities	226	25,335
Interest rate swap	Accrued liabilities	612	625
Interest rate swap	Other non-current liabilities	567	554

Total liabilities		1,405	26,514

Net asset (liability) for derivatives designated as hedging instruments		30,471	(26,419)

Derivatives Designated as Economic Hedges, Gross:
Other assets:
Foreign exchange contracts	Other current assets	7,234	1,032
Other liabilities:
Foreign exchange contracts	Accrued liabilities	3,680	10,716

Net asset/(liability) for economic hedges:		3,554	(9,684)

Total net derivative asset (liability)		$34,025	$(36,103)

Derivative Activity

The following table shows derivative activity for derivatives designated as cash flow hedges for the three months ended December 31, 2011 and 2010:

	00.0000	00.0000	00.0000	00.0000	00.0000	00.0000	00.0000
Derivative	Location of Derivative Gain/(Loss) Recognized in Income	Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion)		Gain/(Loss) from Amounts Excluded from Effectiveness Testing
		Three Months Ended December 31,
		2011	2010	2011	2010	2011	2010
Foreign exchange contracts	Cost of sales	$(517)	$(4,305)	$0	$0	$2	$4
Foreign exchange contracts	Foreign exchange losses, net	0	0	0	8	(1,814)	(849)
Interest rate swap	SG&A	(146)	(197)	(3)	(1)	(0)	0

Total cash flow hedges		$(663)	$(4,502)	$(3)	$7	$(1,812)	$(845)

Derivative	Gain/(Loss) Recognized in AOCI (Effective Portion)
	Three Months Ended December 31,
	2011	2010
Foreign exchange contracts	$25,619	$7,956
Interest rate swap	(40)	46

Total cash flow hedges	$25,579	$8,002

The following table shows derivative activity for derivatives designated as cash flow hedges for the six months ended December 31, 2011 and 2010:

	00.0000	00.0000	00.0000	00.0000	00.0000	00.0000	00.0000
Derivative	Location of Derivative Gain/(Loss) Recognized in Income	Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion)		Gain/(Loss) from Amounts Excluded from Effectiveness Testing
		Six Months Ended December 31,
		2011	2010	2011	2010	2011	2010
Foreign exchange contracts	Cost of sales	$(11,383)	$(2,006)	$0	$0	$2	$10
Foreign exchange contracts	Foreign exchange losses, net	0	0	0	(19)	(5,462)	(40)
Interest rate swap	SG&A	(309)	(389)	(4)	(4)	(0)	0

Total cash flow hedges		$(11,692)	$(2,395)	$(4)	$(23)	$(5,460)	$(30)

Derivative	Gain/(Loss) Recognized in AOCI (Effective Portion)
	Six Months Ended December 31,
	2011	2010
Foreign exchange contracts	$60,367	$(35,788)
Interest rate swap	(338)	(109)

Total cash flow hedges	$60,029	$(35,897)

The following table summarizes gains and losses from our derivative instruments that are not designated as hedging instruments for the three and six months ended December 31, 2011 and 2010:

		Three Months Ended December 31,		Six Months Ended December 31,
Derivative	Location of Derivative Gain/(Loss)	2011	2010	2011	2010
Foreign exchange contracts	Cost of sales	$(5,844)	$(59)	$(4,597)	$(677)
Foreign exchange contracts	Foreign exchange losses, net	4,794	1,055	6,345	(358)

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

The following table provides the fair value hierarchy for assets and liabilities measured on a recurring basis:

	Fair Value at December 31, 2011			Fair Value at June 30, 2011
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets/(Liabilities)
Short-term investments	$223,836	$0	$0	$317,322	$0	$0
Money market funds	35,928	0	0	17,492	0	0
Available-for-sale securities	1,730	0	0	1,869	0	0
Foreign exchange contracts	0	35,204	0	0	(34,924)	0
Interest rate swap	0	(1,179)	0	0	(1,179)	0
Contingent consideration	0	0	(22,100)	0	0	0

Net asset (liability)	$261,494	$34,025	$(22,100)	$336,683	$(36,103)	$0

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

Contingent Consideration: We use a probability-weighted discounted cash flow approach (a form of the income approach) in determining the fair value of the contingent consideration related to the acquisition of MWM Acoustics. The principal inputs to the approach include our expectations of the specific business’ earnings before income taxes (“EBIT”) in fiscal 2014 and a discount rate that begins with our weighted average cost of capital and adjusts for the risks associated with the underlying EBIT outcome, the functional form of the payout and our credit risk associated with making the payment. Given the use of significant inputs that are not observable in the market, the contingent liability is classified within Level 3 of the fair value hierarchy. Refer to Note 20 – Acquisition for more information on the contingent liability.

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

The following table provides the fair value hierarchy for assets and liabilities measured on a non-recurring basis and the losses recorded during the periods presented:

	$653,093	$653,093	$653,093	$653,093	$653,093	$653,093	$653,093	$653,093	$653,093	$653,093
	Fair Value at December 31, 2011			Fair Value at June 30, 2011			Total Losses for the Three Months Ended December 31,		Total Losses for the Six Months Ended December 31,
Description of Assets	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	2011	2010	2011	2010
Equity method investments	$0	$0	$0	$0	$0	$0	$0	$(1,507)	$0	$(1,834)
Goodwill	0	0	184,928	0	0	119,357	0	0	0	0
Long-lived assets	0	0	468,165	0	0	448,840	0	0	0	0

Total	$0	$0	$653,093	$0	$0	$568,197	$0	$(1,507)	$0	$(1,834)

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

Goodwill: Goodwill is evaluated for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Refer to Note 8 – Goodwill for further information on the application of goodwill impairment testing. This asset is generally included in Level 3.

Long-lived Assets: Long-lived assets, include Property, plant and equipment, net and intangible assets, and are valued using the best information available, including quoted market prices or market prices for similar assets when available or internal cash flow estimates discounted at an appropriate interest rate or independent appraisals, as appropriate. For real estate, cash flow estimates are based on current market estimates that reflect current and projected lease profiles and available industry information about expected trends in rental, occupancy and capitalization rates. These assets are generally included in Level 3.

Note 15 – Restructuring Program

Our restructuring program that is designed to improve our global footprint, cost structure, technology portfolio, human resources and internal processes continues. During the three and six months ended December 31, 2011 and 2010, we continued to refine and expand on activities launched in prior years. During the three and six months ended December 31, 2011, one significant new program was launched to optimize certain research and development and supply chain functions in our Professional segment. During the three and six months ended December 31, 2010, significant new programs launched included the relocation of certain manufacturing activities from Washington, Missouri to Mexico and the outsourcing of certain manufacturing activities to third party suppliers.

A summary and components of our restructuring activities are as follows and include accruals for new programs as well as revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Severance Related Costs	Third Party Contractor Termination Costs	Facility Closure and Other Related Costs	Asset Impairments(1)	Total
Liability, June 30, 2011	$31,762	$0	$7,860	$0	$39,622
Expense (2)	841	280	713	1,078	2,912
Accumulated depreciation offset	0	0	0	(1,078)	(1,078)
Payments	(3,072)	(280)	(1,845)	0	(5,197)
Foreign currency translation	(2,144)	0	0	0	(2,144)

Liability, December 31, 2011	$27,387	$0	$6,728	$0	$34,115

Liability, June 30, 2010	$33,036	$0	$7,562	$0	$40,598
Expense (2)	1,141	0	702	333	2,176
Accumulated depreciation offset	0	0	0	(333)	(333)
Payments	(9,094)	0	(1,483)	0	(10,577)
Foreign currency translation	1,991	0	59	0	2,050

Liability, December 31, 2010	$27,074	$0	$6,840	$0	$33,914

(1)

Credits related to restructuring charges for accelerated depreciation and inventory provisions are recorded against the related assets in Property, plant and equipment, net or Inventory, net in our Condensed Consolidated Balance Sheets and do not impact the restructuring liability.

(2)

Restructuring expenses noted above are primarily in SG&A in our Condensed Consolidated Statements of Income. Asset impairments which consist of accelerated depreciation and inventory provisions are primarily in Cost of sales in our Condensed Consolidated Statements of Income.

Restructuring liabilities are recorded in Accrued liabilities and Other non-current liabilities in our Condensed Consolidated Balance Sheets.

Restructuring expenses by reporting business segment are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Infotainment	$(415)	$2,659	$92	$2,788
Lifestyle	190	645	340	708
Professional	1,077	415	1,357	(1,919)
Other	45	5	45	266

Total	897	3,724	1,834	1,843
Asset Impairments	0	1,357	1,078	333

Total	$897	$5,081	$2,912	$2,176

Note 16 – Retirement Benefits

Plan Descriptions

Retirement savings plan

We provide the Harman International Industries, Incorporated Retirement Savings Plan (the “Savings Plan”) for certain employees in the United States. Under the Savings Plan, employees may contribute up to 50 percent of their pretax compensation subject to certain limitations. Each business unit will make a safe harbor non-elective contribution in an amount equal to three percent of a participant’s eligible contribution. Each business unit may make a matching contribution of up to three percent (50 percent on the first six percent of an employee’s tax-deferred contribution) and, upon approval of our Board of Directors, a profit sharing contribution. Matching and profit sharing contributions vest at a rate of 25 percent for each year of service with the employer, beginning with the second year of service. Approval for the profit sharing contribution is requested from our Board of Directors at the end of each fiscal year. Management eliminated the profit sharing contribution as of December 28, 2010. No amount has been accrued for the profit sharing contribution for the three and six months ended December 31, 2011 and 2010.

Pension benefits

We provide defined pension benefits to certain eligible employees. The measurement date used for determining pension benefits is the last day of our fiscal year, June 30th. We have certain business units in Europe that maintain defined benefit pension plans for a number of our current and former employees. The coverage provided and the extent to which the retirees’ share in the cost of the program vary by business unit. Generally, plan benefits are based on age, years of service and average compensation during the final years of service. In the United States, we have a Supplemental Executive Retirement Plan (the “SERP”) that provides retirement, death and termination benefits, as defined in the SERP, to certain key executives designated by our Board of Directors. The majority of our defined benefit pension plans do not have contractual or statutory provisions which specify minimum funding requirements. We are in compliance with all existing contractual obligations and statutory provisions.

The following table presents the components of net periodic benefit cost for the three and six months ended December 31, 2011 and 2010:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Service cost	$398	$634	$813	$1,241
Interest cost	1,982	2,040	4,007	4,038
Expected return on plan assets	(58)	(55)	(119)	(109)
Amortization of prior service cost	351	351	703	703
Amortization of net loss	449	554	897	1,108
Net periodic benefit cost	$3,122	$3,524	$6,301	$6,981

During the three months ended December 31, 2011 and 2010, we made contributions of $2.2 million and $1.9 million, respectively, to the defined benefit pension plans, substantially all of which were paid to participants. During the six months ended December 31, 2011 and 2010, we made contributions of $4.3 million and $3.8 million, respectively, to the defined benefit pension plans, substantially all of which were paid to participants. We expect to make approximately $4.4 million in contributions for the remainder of the fiscal year ending June 30, 2012.

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

The accounting principles applied at the operating segment level in determining income (loss) from operations are the same as those applied at the consolidated financial statement level. While revenues are specifically identified with our Infotainment segment and the automotive portion of our Lifestyle segment, costs, expenses and assets for these businesses are allocated based on relative revenues or other measures of activity that management believes are reasonable. Goodwill was allocated to our Infotainment segment and the automotive portion of our Lifestyle segment based on the relative fair value of the components of our reporting units that were affected by our change in segments. Refer to Note 8 – Goodwill for further information. The effects of the change in segments on the Professional segment and the home audio portion of our Lifestyle segment were immaterial.

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

The following table reports Net sales and Operating income (loss) by each reporting segment for the three and six months ended December 31, 2011 and 2010:

	00000000	00000000	00000000	00000000
	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net sales:
Infotainment	$599,899	$501,253	$1,203,157	$946,843
Lifestyle	368,754	307,395	668,593	558,563
Professional	158,376	147,025	305,882	287,213
Other	0	408	0	408

Total	$1,127,029	$956,081	$2,177,632	$1,793,027

Operating income (loss):
Infotainment	$49,947	$31,455	$97,043	$39,138
Lifestyle	46,266	36,631	72,662	66,080
Professional	25,499	22,164	44,444	46,830
Other	(26,334)	(22,431)	(44,593)	(41,483)

Total	$95,378	$67,819	$169,556	$110,565

Note 18 – Significant Customers

Presented below are the percentages of net sales to, and net accounts receivables due from, customers who represent ten percent or more of our net sales or net accounts receivable, as follows:

	00000000	00000000	00000000	00000000
	Net Sales		Accounts Receivable, Net
	Six Months Ended December 31,		December 31,	June 30,
	2011	2010	2011	2011
BMW	21%	20%	11%	17%
Audi/Volkswagen	13%	15%	9%	9%
Other customers	66%	65%	80%	74%

Total	100%	100%	100%	100%

We anticipate that BMW and Audi/Volkswagen will continue to account for a significant portion of our net sales and net accounts receivable for the foreseeable future. Our customers are not obligated to any long-term purchase of our products.

Note 19 – Commitments and Contingencies

At December 31, 2011, we were subject to legal claims and litigation arising in the ordinary course of business, including the matters described below. The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial condition or results of operations.

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

On November 30, 2007, the Boca Raton General Employees’ Pension Plan filed a purported class action lawsuit against Harman and certain of our officers in the Court seeking compensatory damages and costs on behalf of all persons who purchased our common stock between April 26, 2007 and September 24, 2007. The allegations in the Boca Raton complaint are essentially identical to the allegations in the original Kim complaint, and like the original Kim complaint, the Boca Raton complaint alleges claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.

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

On July 3, 2008, defendants moved to dismiss the Consolidated Complaint in its entirety. Lead Plaintiff opposed the defendants’ motion to dismiss on September 2, 2008, and defendants filed a reply in further support of their motion to dismiss on October 2, 2008. The motion is now fully briefed. As of December 31, 2011, the case remained open with no new developments.

Patrick Russell v. Harman International Industries, Incorporated, et al.

Patrick Russell (the “Russell Plaintiff”) filed a complaint on December 7, 2007 in the United States District Court for the District of Columbia and an amended purported putative class action complaint on June 2, 2008 against Harman and certain of our officers and directors alleging violations of the Employee Retirement Income Security Act of 1974 (“ERISA”) and seeking, on behalf of all participants in and beneficiaries of the Savings Plan, compensatory damages for losses to the Savings Plan as well as injunctive relief, imposition of a constructive trust, restitution, and other monetary relief. The amended complaint alleges that from April 26, 2007 to the present, defendants failed to prudently and loyally manage the Savings Plan’s assets, thereby breaching their fiduciary duties in violation of ERISA by causing the Savings Plan to invest in our common stock notwithstanding that the stock allegedly was “no longer a prudent investment for the Participants’ retirement savings.” The amended complaint further claims that, during the Class Period, defendants failed to monitor the Savings Plan fiduciaries, failed to provide the Savings Plan fiduciaries with, and to disclose to Savings Plan participants, adverse facts regarding Harman and our businesses and prospects. The Russell Plaintiff also contends that defendants breached their duties to avoid conflicts of interest and to serve the interests of participants in and beneficiaries of the Savings Plan with undivided loyalty. As a result of these alleged fiduciary breaches, the amended complaint asserts that the Savings Plan has “suffered substantial losses, resulting in the depletion of millions of dollars of the retirement savings and anticipated retirement income of the Savings Plan’s Participants.”

On March 24, 2008, the Court ordered, for pretrial management purposes only, the consolidation of Patrick Russell v. Harman International Industries, Incorporated, et al. with In re Harman International Industries, Inc. Securities Litigation.

Defendants moved to dismiss the complaint in its entirety on August 5, 2008. The Russell Plaintiff opposed the defendants’ motion to dismiss on September 19, 2008, and defendants filed a reply in further support of their motion to dismiss on October 20, 2008. The motion is now fully briefed. As of December 31, 2011, the case remained open with no new developments.

Infotainment Supply Arrangements

We have arrangements with our infotainment customers to provide products that meet predetermined technical specifications and delivery dates. In the event that we do not satisfy the performance obligations under these arrangements, we may be required to indemnify the customer. We accrue for any loss that we expect to incur under these arrangements when that loss is probable and can be reasonably estimated. For the three months ended December 31, 2011 and 2010, we incurred $0 and $4.6 million, respectively, of costs relating to delayed delivery of product to an infotainment customer. For the six months ended December 31, 2011 and 2010, we incurred $4.6 million of costs in each period relating to delayed delivery of product to an infotainment customer. An inability to meet performance obligations on infotainment platforms to be delivered in future periods could adversely affect our results of operations, cash flows and financial condition in future periods.

Note 20 – Acquisition

On July 22, 2011, (the “MWM Acquisition Date”), we and our wholly-owned subsidiary, Harman Holding Limited (“Harman Holding”), entered into an equity securities purchase agreement with a group of sellers (the “MWM Sellers”), to acquire all of the issued and outstanding equity interests of MWM Acoustics, a leading provider of high performance embedded acoustic solutions (the “MWM Acquisition”), for a purchase price of $80.0 million (the “Fixed Purchase Price”), which was subject to a working capital adjustment. The working capital adjustment of $0.1 million was determined within 60 days of the MWM Acquisition Date, and was paid once approved. On the MWM Acquisition Date, we and Harman Holding paid the MWM Sellers a total of $72.0 million. The remainder of the Fixed Purchase Price of $8.0 million will be payable on the later of December 31, 2012, or upon the resolution of any outstanding indemnification claims. The MWM Acquisition is also subject to a $57.0 million earn-out, which is payable contingent on the achievement of certain financial targets in the fiscal year ended June 30, 2014. Our preliminary valuation of the contingent consideration is $22.1 million. The MWM Acquisition complements and expands our existing microphone and embedded acoustic business and provides access to MWM Acoustics’ blue-chip customer base.

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

Based on our preliminary valuation, goodwill and intangibles were recorded in connection with the acquisition based on third-party valuations and management’s estimates for those acquired intangible assets. The valuation of the acquired net assets is subject to change as we obtain additional information for our estimates during the measurement period. The primary areas of those purchase price allocations that are not yet finalized relate to identifiable intangible assets, certain legal matters, the achievement of the earn-out and residual goodwill. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Of the $79.8 million of goodwill recognized, approximately $35.6 million is deductible for tax purposes. Intangible assets included customer relationships of $19.2 million with an approximate useful life of ten years and technology of $1.4 million with an approximate useful life of four years. Expenses of $0.9 million were recognized in connection with this acquisition and are included in SG&A in our Condensed Consolidated Statements of Income for the three and six months ended December 31, 2011. The operating results of MWM Acoustics are included in our Lifestyle segment. Pro-forma financial information has not been presented as the MWM Acquisition is not material to our results of operations.

Note 21 – Related Party Transactions

From time to time we enter into transactions with related parties. In December 2009, we entered into a three-year agreement for engineering and software development services with Neusoft Corporation (“Neusoft”), a Shanghai exchange listed technology solutions provider. A member of our Board of Directors is the Chairman and CEO of Neusoft.

On April 20, 2010, our former subsidiary, innovative Systems GmbH (“IS”) entered into an asset purchase and business transfer agreement (the “Asset Purchase Agreement”) with Neusoft Technology Solutions GmbH (“Neusoft Technology”), which is a subsidiary of Neusoft, for the sale of certain tangible assets located at IS’s facility in Hamburg, Germany. This transaction closed on June 1, 2010. As part of the Asset Purchase Agreement, IS and Neusoft Technology entered into a five-year agreement for engineering and software development services related to IS’s vehicle navigation business (the “Services Agreement”). Under the terms of the Asset Purchase Agreement, IS transferred at closing certain tangible assets and employment relationships to Neusoft Technology and received consideration of €6 million. Our subsidiary, Harman Becker Automotive Systems GmbH and Neusoft Europe AG, a subsidiary of Neusoft, are guarantors under the terms of the Asset Purchase Agreement and the Services Agreement. During the three months ended December 31, 2011 and 2010, we incurred total expenses of $8.6 million and $5.8 million, respectively, for engineering and software development services with Neusoft Technology and Neusoft. During the six months ended December 31, 2011 and 2010, we incurred total expenses of $16.2 million and $11.4 million, respectively, for engineering and software development services with Neusoft Technology and Neusoft.

Note 22 – Sale of Intellectual Property

Effective February 15, 2011, we entered into an agreement with a third party pursuant to which we monetized certain intellectual property rights. Income of less than $0.1 million and $0.3 million was recognized in connection with this transaction, which is included in the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2011, respectively, under the caption Sale of intellectual property.

Note 23 – Subsequent Events

Dividend Declaration

On February 7, 2012, we declared a cash dividend of $0.075 per share for the quarter ended December 31, 2011. The quarterly dividend will be paid on March 5, 2012 to each stockholder of record as of the close of business on February 17, 2012.

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

The following discussion should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (our “2011 Annual Report”). This discussion contains forward-looking statements which are based on our current expectations and experience and our perception of historical trends, current market conditions, including customer acceptance of our new products, current economic data, expected future developments, foreign currency exchange rates, and other factors that we believe are appropriate under the circumstances. These statements involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements. Unless otherwise indicated, “Harman,” “our company,” “we,” “our,” and “us” are used interchangeably to refer to Harman International Industries, Incorporated and its consolidated subsidiaries.

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

We believe that innovation is an important element to gaining market acceptance of our products and strengthening our market position. We have a history of leveraging our continuous technological innovation across all of the markets we serve. We have a well-deserved reputation for delivering premium audio and infotainment solutions across a full spectrum of applications. We believe that our technological innovation, the quality of our products and our reputation for on-time delivery have resulted in a substantial amount of awarded Infotainment and Lifestyle business. We have a cumulative estimated $14.0 billion of future awarded Infotainment and Lifestyle automotive business as of December 31, 2011, which represents the estimated future lifetime net sales for all customers. Our future awarded business does not represent firm customer orders. We calculate our awarded business using various assumptions including global vehicle production forecasts, customer take rates for our products, revisions to product life cycle estimates and the impact of annual price reductions, among other factors. These assumptions are updated on an annual basis. We update our estimates quarterly by adding the value of new awards received and subtracting sales recorded during the quarter. We believe our currently awarded automotive business will position us well for follow-on and new business with these existing customers.

Our management uses the amount of our future awarded business for short- and long-term budgeting and forecasting, development of earnings guidance and for planning future corporate investment and other activities, such as capital expenditures and restructuring. Our future awarded business is also an input used to approximate our enterprise value. We believe our investors utilize this information for a number of reasons, including evaluating our future financial performance over time, to model our financial results of operations, to understand the risks inherent in our current operating plan, and as an input to approximate our enterprise value. However, our estimates of future awarded automotive business are forward-looking statements and may not be actually achieved. See the risk factor “We may not realize sales represented by awarded business” in Item 1A “Risk Factors” in our 2011 Annual Report.

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

We believe significant opportunities exist to grow our business in all three of our business segments in emerging markets such as Brazil, Russia, India and China. To execute this strategy, we have hired dedicated regional country staff and managers in these markets. During the three months ended December 31, 2011, sales grew in these emerging markets to $136.9 million, an increase of $33.4 million, or 32.3 percent over the prior year amounts. During the six months ended December 31, 2011, sales grew in these emerging markets to $251.6 million, an increase of $59.6 million, or 31.0 percent over the prior year amounts. We expect our market share to continue to grow significantly in these countries in the future.

We continue to focus our efforts on improving our cost structure to enable us to remain competitive. We continue to roll out our global marketing campaign, featuring some of the world’s most prominent artists such as Jennifer Lopez and Tim McGraw, in order to increase brand awareness and support growth and market share gains across our entire business.

Critical Accounting Policies

For the three and six months ended December 31, 2011, there were no significant changes to our critical accounting policies and estimates from those disclosed in the consolidated financial statements and the related notes included in our 2011 Annual Report, except for recently adopted accounting standards disclosed in Note 2 – New Accounting Standards in the Notes to the Condensed Consolidated Financial Statements for the three and six months ended December 31, 2011.

Recently Issued Accounting Standards

Balance Sheet: In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities,” which requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial condition. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. The new guidance is effective retrospectively for fiscal years and interim periods with those fiscal years beginning on or after January 1, 2013. We will adopt the provisions of this new guidance on July 1, 2013. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

Fair Value: In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The new guidance does not extend the use of fair value accounting, but provides guidance on how to apply fair value accounting, where its use is already required, or permitted by other standards within accounting principles generally accepted in the U.S. (“GAAP”) or International Financial Reporting Standards. The new guidance also changes the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements and it clarifies the FASB’s intent about the application of existing fair value measurements. The new guidance applies prospectively and is effective for interim and annual periods beginning after December 15, 2011. We will adopt the provisions of this new guidance on January 1, 2012. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

Comprehensive Income: In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). The new guidance requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both cases, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. If presented in a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. If presented in the two-statement approach, the first statement which is the statement of net income, should present components of net income and total net income followed consecutively by a second statement which is the statement of other comprehensive income, that should present the components of other comprehensive income, total other comprehensive income and a total amount for comprehensive income. Regardless of the method used, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 temporarily deferred the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The guidance in ASU 2011-05, as amended, is effective retrospectively for fiscal years, and interim periods within those fiscal years beginning after December 15, 2011. We will adopt the provisions of this new guidance on July 1, 2012. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

Results of Operations

Net Sales

Net sales for the three months ended December 31, 2011 were $1,127.0 million compared to $956.1 million in the same period in the prior year, an increase of 18 percent, or 19 percent excluding foreign currency translation. Net sales increased in all of our operating segments compared to the same period in the prior year. The increase in net sales was primarily in our Infotainment and our Lifestyle segments, and was partially driven by new infotainment product launches, increases in net sales of scalable and mid-level infotainment systems, increases in sales of our audio products to automotive manufacturers and the addition of MWM Acoustics, LLC and certain related entities (“MWM Acoustics”), a group of companies we acquired in July 2011. These increases were partially offset by unfavorable currency translation of $4.7 million.

Net sales for the six months ended December 31, 2011 were $2,177.6 million compared to $1,793.0 million in the same period in the prior year, an increase of 21 percent, or 19 percent excluding foreign currency translation. Net sales increased in all of our operating segments compared to the same period in the prior year. The increase in net sales was primarily in our Infotainment and our Lifestyle segments, and was partially driven by new infotainment product launches and higher production volumes partially driven by a temporary increase in sales due to the inability of a competitor to supply its customers, increases in sales of our audio products to automotive manufacturers, increases in net sales of scalable and mid-level infotainment systems, the addition of MWM Acoustics and favorable foreign currency translation of $41.4 million.

A summary of our net sales by business segment is presented below:

	$00000	$00000	$00000	$00000	$00000	$00000	$00000	$00000
	Three Months Ended December 31,				Six Months Ended December 31,
	2011	%	2010	%	2011	%	2010	%
Net sales:
Infotainment	$599,899	53%	$501,253	52%	$1,203,157	55%	$946,843	53%
Lifestyle	368,754	33%	307,395	32%	668,593	31%	558,563	31%
Professional	158,376	14%	147,025	16%	305,882	14%	287,213	16%
Other	—	—	408	—	—	—	408	—

Total	$1,127,029	100%	$956,081	100%	$2,177,632	100%	$1,793,027	100%

Infotainment – Net sales for the three months ended December 31, 2011 increased $98.6 million or 20 percent compared to the same period in the prior year, both including and excluding foreign currency translation. The increase in net sales was driven by increased demand in the luxury automotive segment, increases in scalable infotainment system sales and continued growth in Brazil, Russia, India and China (“BRIC”). These increases were partially offset by unfavorable foreign currency translation of $3.1 million.

Net sales for the six months ended December 31, 2011 increased $256.3 million or 27 percent compared to the same period in the prior year, or 23 percent excluding foreign currency translation. The increase in net sales was driven by new product launches, higher production volumes, extension of current product offerings on new vehicle platforms, and favorable foreign currency translation of $30.4 million. In addition, we had a temporary increase in net sales in the first quarter of fiscal year 2012, related to the Japanese earthquake and tsunami in fiscal year 2011, due to the inability of a competitor to supply its customers.

Lifestyle – Net sales for the three months ended December 31, 2011 increased $61.4 million, or 20 percent, compared to the same period in the prior year, or 21 percent excluding foreign currency translation. The increase in net sales was primarily due to increased demand in the luxury automotive segment, higher sales in the BRIC countries, surcharges to certain automotive audio customers to recover increased costs on rare earth minerals, the addition of MWM Acoustics and increases in home and multimedia product sales. These increases were partially offset by unfavorable foreign currency translation of $1.4 million.

Net sales for the six months ended December 31, 2011 increased $110.0 million, or 20 percent, compared to the same period in the prior year, or 18 percent excluding foreign currency translation. The increase in net sales was primarily due to higher automotive audio net sales in Europe and North America, surcharges to certain automotive audio customers to recover increased costs on rare earth minerals, the addition of MWM Acoustics, increases in home and multimedia product sales and favorable foreign currency translation of $7.9 million.

Professional – Net sales for the three months ended December 31, 2011 increased $11.4 million or 8 percent compared to the same period in the prior year, both including and excluding foreign currency translation. The increase in net sales was primarily due to new product introductions and the development of emerging market distribution channels.

Net sales for the six months ended December 31, 2011 increased $18.7 million or 7 percent compared to the same period in the prior year, or 5 percent excluding foreign currency translation. The increase in net sales was primarily due to new product introductions, the development of emerging market distribution channels and favorable foreign currency translation of $3.0 million.

Gross Profit

Gross profit as a percentage of net sales decreased 1.0 percentage point to 27.1 percent for the three months ended December 31, 2011 compared to 28.1 percent of net sales in the same period in the prior year. Gross profit as a percentage of net sales decreased 0.3 percentage points to 27.2 percent for the six months ended December 31, 2011 compared to 27.5 percent of net sales in the same period in the prior year. The decrease in overall gross profit as a percentage of net sales in both periods was primarily in our Lifestyle and Professional segments due to higher costs for rare earth neodymium magnets, a key component in speakers, explained in more detail below, and a temporary increase in freight-expediting expenses related to increased sales caused by pent-up demand from the Japanese earthquake and tsunami which occurred in fiscal year 2011, partially offset by increases in our Infotainment segment due to higher sales volumes leveraged over a lower cost base driven by productivity improvement programs.

A summary of our gross profit by business segment is presented below:

	Three Months Ended December 31,				Six Months Ended December 31,
	2011	Percentage of Net Sales	2010	Percentage of Net Sales	2011	Percentage of Net Sales	2010	Percentage of Net Sales
Gross profit:
Infotainment	$138,665	23.1%	$111,131	22.2%	$282,775	23.5%	$195,362	20.6%
Lifestyle	105,015	28.5%	98,365	32.0%	190,805	28.5%	180,714	32.4%
Professional	61,853	39.1%	58,831	40.0%	119,589	39.1%	116,816	40.7%
Other	6	—	413	—	12	—	419	—

Total	$305,539	27.1%	$268,740	28.1%	$593,181	27.2%	$493,311	27.5%

Infotainment – Gross profit as a percentage of net sales increased 0.9 percentage points to 23.1 percent for the three months ended December 31, 2011 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was primarily due to higher sales volumes leveraged over a lower cost base driven by productivity improvement programs.

Gross profit as a percentage of net sales increased 2.9 percentage points to 23.5 percent for the six months ended December 31, 2011 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was primarily due to higher sales volumes leveraged over a lower cost base driven by productivity improvement programs.

Lifestyle – Gross profit as a percentage of net sales decreased 3.5 percentage points to 28.5 percent for the three months ended December 31, 2011 compared to the same period in the prior year. The decrease in gross profit as a percentage of net sales was primarily due to the successful implementation of a rare earth mineral cost surcharge program. The surcharges only recover the cost of the rare earth minerals and provide no gross profit, resulting in a dilutive impact on gross profit as a percentage of sales. In addition, gross profit as a percentage of sales was negatively impacted by a temporary increase of approximately $4.0 million in freight-expediting expenses related to increased sales caused by pent-up demand from the Japanese earthquake and tsunami, which occurred in fiscal year 2011, as well as increased sales of lower margin unbranded automotive audio components.

Gross profit as a percentage of net sales decreased 3.9 percentage points to 28.5 percent for the six months ended December 31, 2011 compared to the same period in the prior year. The decrease in gross profit as a percentage of net sales was due to $7.6 million of higher costs for rare earth neodymium magnets, a key component in speakers. These increased costs have been mitigated due to the successful implementation of a rare earth mineral cost surcharge program, explained above. In addition, gross profit as a percentage of sales was negatively impacted by a temporary increase of approximately $4.0 million in freight-expediting expenses related to increased sales caused by pent-up demand from the Japanese earthquake and tsunami, which occurred in fiscal year 2011. These increases were partially offset by higher net sales of automotive audio products.

Professional – Gross profit as a percentage of net sales decreased 0.9 percentage points to 39.1 percent for the three months ended December 31, 2011 compared to the same period in the prior year. The decrease in gross profit as a percentage of net sales was primarily due to $2.6 million of higher net costs for rare earth neodymium magnets, a key component in speakers, and higher warehousing and freight costs.

Gross profit as a percentage of net sales decreased 1.6 percentage points to 39.1 percent for the six months ended December 31, 2011 compared to the same period in the prior year. The decrease in gross profit as a percentage of net sales was primarily due to $3.5 million of higher net costs for rare earth neodymium magnets, a key component in speakers, and higher warehousing costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $210.2 million for the three months ended December 31, 2011 compared to $200.9 million in the same period in the prior year, an increase of $9.3 million. As a percentage of net sales, SG&A decreased 2.4 percentage points in the three months ended December 31, 2011 compared to the same period in the prior year. The increase in SG&A was primarily due to higher research and development expenses (“R&D”) of $12.5 million and higher selling expenses, partially offset by the settlement of an Infotainment customer’s claim of $4.6 million in the same period in the prior year, and the receipt of $4.0 million of business interruption insurance proceeds related to the Japanese earthquake and tsunami.

SG&A were $423.9 million for the six months ended December 31, 2011 compared to $382.7 million in the same period in the prior year, an increase of $41.2 million. As a percentage of net sales, SG&A decreased 1.8 percentage points in the six months ended December 31, 2011 compared to the same period in the prior year. The increase in SG&A was primarily due to higher R&D of $22.4 million, higher selling and advertising expenses and unfavorable foreign currency translation of $8.8 million, partially offset by the receipt of $4.0 million of business interruption insurance proceeds related to the Japanese earthquake and tsunami.

A summary of SG&A by business segment is presented below:

	Three Months Ended December 31,				Six Months Ended December 31,
	2011	Percentage of Net Sales	2010	Percentage of Net Sales	2011	Percentage of Net Sales	2010	Percentage of Net Sales
SG&A:
Infotainment	$88,737	14.8%	$79,676	15.9%	$186,037	15.5%	$156,224	16.5%
Lifestyle	58,743	15.9%	61,734	20.1%	118,139	17.7%	114,634	20.5%
Professional	36,353	23.0%	36,666	24.9%	75,145	24.6%	69,986	24.4%
Other	26,341	*	22,845	*	44,605	*	41,902	*

Total	$210,174	18.6%	$200,921	21.0%	$423,926	19.5%	$382,746	21.3%

*	Percent not meaningful.

Infotainment – SG&A increased $9.1 million to $88.7 million for the three months ended December 31, 2011 compared to the same period in the prior year. The increase in SG&A was primarily due to $13.7 million of higher R&D, partially offset by the settlement of a customer claim of $4.6 million in the same period in the prior year. As a percentage of net sales, SG&A decreased 1.1 percentage points to 14.8 percent for the three months ended December 31, 2011 compared to the same period in the prior year. R&D increased $13.7 million to $54.4 million, or 9.1 percent of net sales in the three months ended December 31, 2011, compared to $40.7 million, or 8.1 percent of net sales in the same period in the prior year. The increase in R&D was primarily related to critical new product launches.

SG&A increased $29.8 million to $186.0 million for the six months ended December 31, 2011 compared to the same period in the prior year. The increase in SG&A was primarily due to $23.6 million of higher R&D, unfavorable foreign currency translation of $5.7 million and higher selling expenses. As a percentage of net sales, SG&A decreased 1.0 percentage point to 15.5 percent for the six months ended December 31, 2011 compared to the same period in the prior year. R&D increased $23.6 million to $113.6 million, or 9.4 percent of net sales in the six months ended December 31, 2011, compared to $90.0 million, or 9.5 percent of net sales in the same period in the prior year. The increase in R&D was primarily related to critical new product launches.

Lifestyle – SG&A decreased $3.0 million to $58.7 million for the three months ended December 31, 2011, compared to the same period in the prior year, primarily due to the receipt of $4.0 million of business interruption insurance proceeds related to the Japanese earthquake and tsunami, partially offset by increased start-up costs in emerging markets and the addition of MWM Acoustics. As a percentage of net sales, SG&A decreased 4.2 percentage points to 15.9 percent for the three months ended December 31, 2011 compared to the same period in the prior year. R&D increased $0.4 million to $13.2 million, or 3.6 percent of net sales in the three months ended December 31, 2011 compared to $12.8 million, or 4.2 percent of net sales in the same period in the prior year.

SG&A increased $3.5 million to $118.1 million for the six months ended December 31, 2011, compared to the same period in the prior year, primarily due to increases in start-up costs in emerging markets, higher selling expenses, increased spending on marketing activities, the addition of MWM Acoustics and unfavorable foreign currency translation of $2.3 million. These increases were partially offset by the receipt of $4.0 million of business interruption insurance proceeds related to the Japanese earthquake and tsunami. As a percentage of net sales, SG&A decreased 2.8 percentage points to 17.7 percent for the six months ended December 31, 2011 compared to the same period in the prior year. R&D decreased $0.2 million to $27.8 million, or 4.2 percent of net sales in the six months ended December 31, 2011 compared to $28.0 million, or 5.0 percent of net sales in the same period in the prior year.

Professional – SG&A decreased $0.3 million to $36.4 million for the three months ended December 31, 2011, compared to the same period in the prior year. As a percentage of net sales, SG&A decreased 1.9 percentage points to 23.0 percent for the three months ended December 31, 2011 compared to the same period in the prior year. R&D was flat at $9.0 million in each period, or 5.7 percent of net sales in the three months ended December 31, 2011, compared to 6.1 percent of net sales in the same period in the prior year.

SG&A increased $5.2 million to $75.1 million for the six months ended December 31, 2011, compared to the same period in the prior year. As a percentage of net sales, SG&A increased 0.2 percentage points to 24.6 percent for the six months ended December 31, 2011 compared to the same period in the prior year. R&D increased $0.1 million to $18.3 million, or 6.0 percent of net sales in the six months ended December 31, 2011, compared to $18.2 million, or 6.3 percent of net sales in the same period in the prior year.

Other – Other SG&A includes compensation, benefit and occupancy costs for corporate employees, new technology innovation and expenses associated with our corporate brand identity campaign. Other SG&A increased $3.5 million to $26.3 million for the three months ended December 31, 2011 compared to the same period in the prior year, primarily due to higher advertising and marketing expenses and the launch of our global brand awareness campaign.

Other SG&A increased $2.7 million to $44.6 million for the six months ended December 31, 2011, compared to the same period in the prior year, primarily due to higher advertising and marketing expenses and the launch of our global brand awareness campaign, partially offset by an increase of $3.2 million in forfeitures related to our share-based compensation program.

Restructuring

Our restructuring program that is designed to improve our global footprint, cost structure, technology portfolio, human resources and internal processes continues. During the three and six months ended December 31, 2011 and 2010, we continued to refine and expand on activities launched in prior years. During the three and six months ended December 31, 2011, one significant new program was launched to optimize certain research and development and supply chain functions in our Professional segment. During the three and six months ended December 31, 2010, significant new programs launched included the relocation of certain manufacturing activities from Washington, Missouri to Mexico and the outsourcing of certain manufacturing activities to third party suppliers.

A summary and components of our restructuring activities are as follows and include accruals for new programs as well as revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Severance Related Costs	Third Party Contractor Termination Costs	Facility Closure and Other Related Costs	Asset Impairments (1)	Total
Liability, June 30, 2011	$31,762	$0	$7,860	$0	$39,622
Expense (2)	841	280	713	1,078	2,912
Accumulated depreciation offset	0	0	0	(1,078)	(1,078)
Payments	(3,072)	(280)	(1,845)	0	(5,197)
Foreign currency translation	(2,144)	0	0	0	(2,144)

Liability, December 31, 2011	$27,387	$0	$6,728	$0	$34,115

Liability, June 30, 2010	$33,036	$0	$7,562	$0	$40,598
Expense (2)	1,141	0	702	333	2,176
Accumulated depreciation offset	0	0	0	(333)	(333)
Payments	(9,094)	0	(1,483)	0	(10,577)
Foreign currency translation	1,991	0	59	0	2,050

Liability, December 31, 2010	$27,074	$0	$6,840	$0	$33,914

(1)

Credits related to restructuring charges for accelerated depreciation and inventory provisions are recorded against the related assets in Property, plant and equipment, net or Inventory, net in our Condensed Consolidated Balance Sheets and do not impact the restructuring liability.

(2)

Restructuring expenses noted above are primarily in SG&A in our Condensed Consolidated Statements of Income. Asset impairments which consist of accelerated depreciation and inventory provisions are primarily in Cost of sales in our Condensed Consolidated Statements of Income.

Restructuring liabilities are recorded in Accrued liabilities and Other non-current liabilities in our Condensed Consolidated Balance Sheets.

Restructuring expenses by reporting business segment are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Infotainment	$(415)	$2,659	$92	$2,788
Lifestyle	190	645	340	708
Professional	1,077	415	1,357	(1,919)
Other	45	5	45	266

Total	897	3,724	1,834	1,843
Asset Impairments	0	1,357	1,078	333

Total	$897	$5,081	$2,912	$2,176

Sale of Intellectual Property

Effective February 15, 2011, we entered into an agreement with a third party pursuant to which we monetized certain intellectual property rights. Income of less than $0.1 million and $0.3 million was recognized in connection with this transaction, which is included in the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2011, respectively, under the caption Sale of intellectual property.

Goodwill

In September 2011, we adopted ASU 2011-08 “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” under which an entity may first assess qualitative factors in determining whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Adoption of this guidance had no impact on our financial condition or results of operations as no events came to our attention indicating that the fair values of our reporting units might be less than their carrying values. Refer to Note 2 – New Accounting Standards in the Notes to the Condensed Consolidated Financial Statements for further information.

We test for impairment at the reporting unit level on an annual basis as of April 30th of every year and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The impairment test for goodwill is a two-step process. The first step compares the fair value of each reporting unit to its carrying value, with the fair value of each reporting unit determined using established valuation techniques, specifically the market and income approaches. If the results of the first step indicate that the fair value of a reporting unit is less than its carrying value, then the second step of this test is conducted wherein the amount of any impairment is determined by comparing the implied fair value of goodwill in a reporting unit to the recorded amount of goodwill for that reporting unit. The implied fair value of goodwill is calculated as the excess of fair value of the reporting unit over the amounts assigned to its assets and liabilities. Should the fair value of the goodwill so calculated be less than the carrying value, an impairment is recognized. The annual goodwill impairment tests conducted as of April 30, 2011 and April 30, 2010 indicated that the fair value of each reporting unit was substantially in excess of its carrying value and, as such, no impairments were deemed to exist. We did not recognize any impairment charges in our Condensed Consolidated Statements of Income in the three and six months ended December 31, 2011 and 2010.

During the three and six months ended December 31, 2011, we recorded $0 and $79.8 million, respectively, of goodwill in our Lifestyle segment, associated with the acquisition of MWM Acoustics, LLC. Refer to Note 20 – Acquisition in the Notes to the Condensed Consolidated Financial Statements for more information.

As explained above, effective July 1, 2011, we realigned our business segments. Our reporting units are the same as our reportable segments with the exception of our Lifestyle segment, which consists of two reporting units, automotive audio and home audio. In connection with this realignment, we reallocated our goodwill to our new reporting units based on each reporting unit’s relative fair value. We also performed a goodwill impairment test as of July 1, 2011 using our new reporting units and determined that the fair value of each of our reporting units exceeded its carrying value therefore no impairments were deemed to exist as of this date. Refer to Note 17 – Business Segment Data in the Notes to the Condensed Consolidated Financial Statements for more information.

Operating Income

Operating income for the three months ended December 31, 2011 was $95.4 million or 8.5 percent of net sales compared to operating income of $67.8 million, or 7.1 percent of net sales, in the same period in the prior year. The increase in operating income was primarily due to higher gross profit in the three months ended December 31, 2011 compared to the same period in the prior year, due to leveraging a higher sales volume across a reduced cost base, partially offset by higher SG&A.

Operating income for the six months ended December 31, 2011 was $169.6 million or 7.8 percent of net sales compared to operating income of $110.6 million, or 6.2 percent of net sales, in the same period in the prior year. The increase in operating income was primarily due to higher gross profit in the six months ended December 31, 2011 compared to the same period in the prior year, due to leveraging a higher sales volume across a reduced cost base, partially offset by higher SG&A.

Interest Expense, Net

Interest expense, net, was $4.1 million for the three months ended December 31, 2011 compared to $5.8 million of interest expense, net, in the same period in the prior year. Interest expense, net, for the three months ended December 31, 2011 included interest income of $2.1 million and interest expense of $6.2 million, of which $1.4 million was cash interest and $4.8 million was noncash interest associated with the amortization of the debt discount on our $400 million of 1.25 percent convertible senior notes (the “Convertible Senior Notes”) and amortization of debt issuance costs on the Convertible Senior Notes and our revolving credit facility. Interest expense, net, for the three months ended December 31, 2010 included interest income of $2.0 million and interest expense of $7.8 million, of which $2.3 million was cash interest and $5.5 million was noncash interest associated with the amortization of the debt discount on the Convertible Senior Notes and amortization of debt issuance costs on the Convertible Senior Notes and our revolving credit facility.

Interest expense, net, was $9.3 million for the six months ended December 31, 2011 compared to $11.9 million of interest expense, net, in the same period in the prior year. Interest expense, net, for the six months ended December 31, 2011 included interest income of $4.3 million and interest expense of $13.6 million, of which $3.9 million was cash interest and $9.7 million was noncash interest associated with the amortization of the debt discount on the Convertible Senior Notes and amortization of debt issuance costs on the Convertible Senior Notes and our revolving credit facility. Interest expense, net, for the six months ended December 31, 2010 included interest income of $5.1 million and interest expense of $17.0 million, of which $4.3 million was cash interest and $12.7 million was noncash interest associated with the amortization of the debt discount on the Convertible Senior Notes and amortization of debt issuance costs on the Convertible Senior Notes and our revolving credit facility.

Foreign Exchange Losses, Net

Foreign currency exchange gains and losses resulting from the remeasurement of certain foreign currency denominated monetary assets and liabilities are included in Foreign exchange losses, net in our Condensed Consolidated Statements of Income. Effective July 1, 2011, we changed the functional currency of two of our foreign subsidiaries to the U.S. Dollar to reflect a change in the currency such subsidiaries primarily generate and expend cash. In addition, we recognized approximately $1.4 million as Foreign exchange losses, net in our Condensed Consolidated Statements of Income for the three and six months ended December 31, 2011 due to the revaluation of certain derivative instruments held at these subsidiaries because we did not meet the requisite documentation requirements to attain hedge accounting treatment. As of January 1, 2012, the documentation was amended to achieve hedge accounting treatment going forward. We also include gains and losses from forward points on certain derivative foreign currency forward contracts that are excluded from hedge effectiveness testing in Foreign exchange losses, net in our Condensed Consolidated Statements of Income. Refer to Note 13 – Derivatives in the Notes to the Condensed Consolidated Financial Statements for more information.

Miscellaneous, Net

Net miscellaneous expenses consisting primarily of bank charges were $2.0 million for the three months ended December 31, 2011, compared to $1.9 million in the same period in the prior year and were $3.4 million for the six months ended December 31, 2011, compared to $3.3 million in the same period in the prior year.

Income Tax Expense, Net

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income. Income tax expense for the three months ended December 31, 2011 was $22.7 million, compared to $6.6 million for the same period in the prior year. The effective tax rate for the three months ended December 31, 2011 was 27.7 percent, compared to 11.1 percent for the same period in the prior year. The change in the effective tax rate for the three months ended December 31, 2011 compared to the same period in the prior year was primarily due to higher income in the United States that is subject to a tax rate greater than our key foreign jurisdictions and the temporary reinstatement of the research and experimentation tax credit in the second quarter of the prior year, which was retroactively applied back to January 1, 2010.

Income tax expense for the six months ended December 31, 2011 was $37.6 million, compared to $14.3 million for the same period in the prior year. The effective tax rate for the six months ended December 31, 2011 was 25.9 percent, compared to 15.1 percent for the same period in the prior year. The change in the effective tax rate for the six months ended December 31, 2011 compared to the same period in the prior year was primarily due to higher income in the United States that is subject to a tax rate greater than our key foreign jurisdictions and the temporary reinstatement of the research and experimentation tax credit in the second quarter of the prior year, which was retroactively applied back to January 1, 2010.

As of December 31, 2011, we have gross deferred tax assets of $440.1 million, deferred tax liabilities of $51.0 million and a valuation allowance against our deferred tax assets of $161.6 million. In assessing the recoverability of our deferred tax assets, we regularly consider whether some portion or all of the deferred tax assets will not be realized based on the recognition threshold and measurement of a tax position in accordance with the FASB Accounting Standard Codification 740, “Income Taxes” (“ASC 740”). The ultimate realization of our deferred tax assets is dependent upon the generation of future taxable income of the proper character and source prior to the expiration of our net operating loss and tax credit carryforward periods. We consider the scheduled reversal of deferred tax liabilities, cumulative book income or losses, projected future taxable income, projected source of taxable income between foreign and domestic, and tax planning strategies in making this assessment.

In accordance with ASC 740, the level of historical losses in the U.S. supports our conclusion to maintain a deferred tax valuation allowance through December 31, 2011. The composition of our U.S. federal, state and foreign deferred tax valuation allowance is $125.7 million, $33.8 million and $2.1 million, respectively. Since the second quarter of fiscal year 2010, we experienced improving earnings trends and have had cumulative taxable income in the U.S. If such earnings trends continue, and based upon current expectations for future taxable income in the U.S., it is likely we will realize the benefits of some of our U.S. deferred tax assets currently subject to a valuation allowance, in the near term, perhaps as early as the third quarter of fiscal year 2012. We would realize this non-cash benefit through a reduction in our deferred tax valuation allowance, which would be reflected in the tax provision and would benefit net income in the period of such reduction.

As of December 31, 2011, unrecognized tax benefits and the related interest were $32.1 million and $1.0 million, respectively; all but $1.7 million would affect the tax rate if recognized. During the three and six months ended December 31, 2011, we recorded tax reserves on uncertain tax positions in the amount of $0.7 million and $1.2 million, respectively. During the three and six months ended December 31, 2011, we recorded additional interest expense on uncertain tax positions of $0.1 million and $0.2 million, respectively.

Financial Condition

Liquidity and Capital Resources

We primarily finance our working capital requirements through cash generated by operations, borrowings under our revolving credit facility and trade credit. Cash and cash equivalents were $544.8 million at December 31, 2011 compared to $603.9 million at June 30, 2011. During the six months ended December 31, 2011, our cash and cash equivalent balance decreased $59.1 million. The decrease in cash was primarily due to higher purchases of inventories, lower collections of accounts receivable, foreign currency translation, the acquisition of MWM Acoustics, capital expenditures and the funding of new product development, partially offset by higher net income.

We will continue to have cash requirements to support seasonal working capital needs, investments in our manufacturing facilities, including major investments related to manufacturing and research facilities in China, interest and principal payments for our debt service, dividend payments and restructuring payments. We primarily intend to use cash on hand and cash generated by operations to meet these requirements and to the extent necessary, borrowings under our revolving credit facility.

We believe that our existing cash and cash equivalents of $544.8 million and our short-term investments of $223.8 million at December 31, 2011, together with our expected future operating cash flows, and our availability of $541.3 million under our existing revolving credit facility, will be sufficient to cover our working capital needs, capital expenditures, debt service, including the repayment of the Convertible Senior Notes in October 2012, share buy-back program, acquisitions, commitments and quarterly dividends for at least the next 12 months.

Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and maintain access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors beyond our control. We earn a significant amount of our operating income outside the U.S., the majority of which is deemed to be permanently reinvested in foreign jurisdictions. For at least the next 12 months, we have sufficient cash in the U.S., availability under our existing revolving credit facility and forecasted domestic cash flow to sustain our operating activities and cash commitments for investing and financing activities, such as quarterly dividends and repayment of debt. In addition, we expect existing foreign cash and cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months. As of December 31, 2011, Cash and cash equivalents and Short-term investments of $185.3 million and $10.6 million, respectively, were held in the U.S. and $359.5 million and $213.2 million, respectively, were held by us in foreign jurisdictions. As of June 30, 2011, Cash and cash equivalents and Short-term investments of $67.1 million and $70.7 million, respectively, were held by us in the U.S. and $536.8 million and $246.6 million, respectively, were held by us in foreign jurisdictions. Below is a more detailed discussion of our cash flow activities during the six months ended December 31, 2011.

Operating Activities

For the six months ended December 31, 2011, our net cash provided by operating activities was $20.8 million, compared to $90.6 million in the same period in the prior year. The decrease in operating cash flows compared to the same period in the prior year was primarily due to higher purchases of inventories in anticipation of future sales, lower collections of accounts receivable, increases in other current assets related to the surcharge on rare earth minerals, partially offset by higher operating income and lower payments to vendors for accounts payable. At December 31, 2011, working capital, excluding cash, short-term investments, current portion of long-term debt and short-term debt, was $362.1 million, compared with $141.5 million at June 30, 2011. The increase was primarily due to higher accounts receivable and inventory balances, as well as, lower accrued liabilities.

Investing Activities

Net cash used in investing activities was $27.1 million for the six months ended December 31, 2011, compared to $278.8 million in the same period in the prior year. The decrease in net cash used in investing activities compared to the same period in the prior year was primarily due to lower net maturities of short-term investments, partially offset by the acquisition of MWM Acoustics and higher capital expenditures. Short-term investments consist of commercial paper, short-term deposits and government bonds, time deposits, and treasury bills with original maturities of greater than three months and less than one year. Capital expenditures for the six months ended December 31, 2011 were $52.9 million, in support of new Infotainment and Lifestyle awards, compared to $34.6 million for the same period in the prior year. Capital spending was also higher due to expansion of production capacity, increases in information technology related programs and product improvement programs. We expect that our run rate for capital expenditures will continue to increase during fiscal year 2012.

Financing Activities

Net cash used in financing activities was $21.1 million in the six months ended December 31, 2011, compared to $14.4 million used in financing activities in the same period in the prior year. The increase in cash used was primarily due to $10.5 million of dividends paid to shareholders.

Our total debt at December 31, 2011 was $400.7 million, or $387.8 million, net of discount, primarily comprised of $400.0 million of the Convertible Senior Notes which are shown net of a discount of $13.2 million in our Condensed Consolidated Balance Sheet at December 31, 2011, due to the accounting guidance which is more fully described in Note 9—Debt, in the Notes to the Condensed Consolidated Financial Statements. Also included in total debt are industrial revenue bonds of $0.3 million, included in the current portion of long-term debt, short-term debt of $0.2 million and capital leases and other borrowings of $0.5 million.

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

New Revolving Credit Facility

On December 1, 2010 Harman and Harman Holding GmbH & Co., KG, our wholly-owned subsidiary (“Harman KG”), entered into a Multi-Currency Credit Agreement with a group of banks, as amended on December 15, 2011 (the “Credit Agreement”) which is more fully described in our 2011 Annual Report. At December 31, 2011 and June 30, 2011, we had no borrowings under the Credit Agreement and had outstanding letters of credit of $8.7 million and $7.3 million, respectively. At December 31, 2011 and June 30, 2011, unused available credit under the Credit Agreement was $541.3 million and $542.7 million, respectively. If we experience a significant decline in our operating results, we could violate our debt covenants and, absent a waiver from our lenders or an amendment to the Credit Agreement, we could be in default under the Credit Agreement. As a result, our debt under the Credit Agreement could become due, which would have a material adverse effect on our financial condition and results of operations. A default under the Credit Agreement could also lead to an event of default under the indenture governing the Convertible Senior Notes (the “Indenture”), as amended, and accelerate the maturity of the Convertible Senior Notes. As of December 31, 2011, we were in compliance with all the financial covenants of the Credit Agreement. We believe we will be in compliance with these covenants for at least the next 12 months.

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

The term of the Guarantee and Collateral Agreement corresponds with the term of the Credit Agreement, which matures on December 1, 2015. Under the terms of this Guarantee and Collateral Agreement, we have effectively guaranteed the payment of the full amount of borrowings under the Credit Agreement, including outstanding letters of credit, upon maturity. The potential amount of future payments that we would be required to pay under the Guarantee and Collateral Agreement is the amount that we have borrowed under the Credit Agreement, including outstanding letters of credit. At December 31, 2011, we had no borrowings under the Credit Agreement and had outstanding letters of credit of $8.7 million.

Convertible Senior Notes

We had $400 million of Convertible Senior Notes outstanding at December 31, 2011 and June 30, 2011 which are more fully described in Note 9 – Debt in the Notes to the Condensed Consolidated Financial Statements. The Convertible Senior Notes are reported in Current portion of long-term debt in our Condensed Consolidated Balance Sheets at December 31, 2011, as they are due within the next 12 months.

At December 31, 2011, we were in compliance with all covenants under the Indenture and we believe that we will be in compliance with these covenants for the remaining term of the Indenture, which is less than 12 months.

Equity

Total shareholders’ equity at December 31, 2011 was $1.469 billion compared with $1.424 billion at June 30, 2011. The increase is primarily due to increased net income, net unrealized gains on hedging, and share-based compensation, partially offset by unfavorable foreign currency translation. There were no shares of our common stock repurchased during the six months ended December 31, 2011.

Off-Balance Sheet Arrangements

We utilize off-balance sheet arrangements in our operations when we enter into operating leases for land, buildings and equipment in the normal course of business, which are not included in our Condensed Consolidated Balance Sheets. In addition, we had outstanding letters of credit of $8.7 million at December 31, 2011 and June 30, 2011, respectively, that were not included in our Condensed Consolidated Balance Sheets.

Business Outlook

Our future outlook may be negatively impacted due to changes in global economic conditions, in particular the European sovereign debt crisis. This may drive a contraction in consumer discretionary spending. Each quarter we update our estimated cost increases related to the recent constraints in the supply of rare earth minerals, specifically rare earth neodymium magnets, used in our products. As of December 31, 2011, we believe that our costs will increase by approximately $88 million in fiscal year 2012 but are not expected to have a negative impact on our profitability in future years. We are currently investigating alternative design solutions utilizing other materials and also have successfully negotiated price increases with some of our customers and are still in negotiations with other customers. To date, we believe our actions will be successful in mitigating approximately $67 million of the impact from this cost increase. In spite of this, we expect our overall year-over-year profitability to improve.

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

Interest Rate Sensitivity/Risk

At December 31, 2011, interest on approximately 100 percent of our borrowings was determined on a fixed rate basis. The interest rates on the balance of our debt are subject to changes in U.S. and European short-term interest rates. To assess exposure to interest rate changes on the portion of our debt that does not have a fixed-rate, we have performed a sensitivity analysis assuming a hypothetical 100 basis point increase or decrease in interest rates across all outstanding debt and investments. Our analysis indicates that the effect on net income for the six months ended December 31, 2011 of such an increase or decrease in interest rates would be approximately $1.4 million.

Foreign Currency Risk

Our significant operations outside the U.S. are in Germany, Hungary, China, the Netherlands, the United Kingdom, Austria, Brazil, France, Switzerland, Singapore, Mexico, India and Japan. As a result, we are subject to market risks arising from changes in foreign currency exchange rates, principally the change in the value of the Euro versus the U.S. Dollar. Our subsidiaries purchase products and raw materials in various currencies. As a result, we may be exposed to cost changes relative to local currencies in the markets to which we sell our products. To mitigate these transactional risks, we enter into foreign exchange contracts. Foreign currency positions are partially offsetting and are netted against one another to reduce exposure.

Changes in currency exchange rates, principally the change in the value of the Euro compared to the U.S. Dollar, have an impact on our reported results when the financial statements of foreign subsidiaries that use their local currency as their functional currency are translated into U.S. Dollars. Over half of our sales are denominated in Euros. The fluctuation in currency exchange rates, specifically the Euro versus the U.S. Dollar, had a significant impact on earnings for the six months ended December 31, 2011 compared to the same prior year period due to the strengthening of the Euro relative to the U.S. Dollar. The average exchange rate for the Euro versus the U.S. Dollar for the six months ended December 31, 2011 increased 4.2 percent from the same period in the prior year.

To assess exposure to changes in currency exchange rates, we prepared an analysis assuming a hypothetical 10 percent change in currency exchange rates across all currencies used by our subsidiaries. This analysis indicated that a 10 percent increase in exchange rates would have increased income before income taxes by approximately $10.0 million and a 10 percent decrease in exchange rates would have decreased income before income taxes by approximately $10.0 million for the six months ended December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the SEC under the 1934 Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 6.	Exhibits

Exhibit No.	Exhibit Description

3.1	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on December 12, 2011 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on December 13, 2011 and hereby incorporated by reference).

3.2	By-Laws of Harman International Industries, Incorporated, as amended, dated December 7, 2011 (filed as Exhibit 3.2 to the Current Report on Form 8-K filed with the Commission on December 13, 2011 and hereby incorporated by reference).

4.1	First Amendment to Registration Rights Agreement, dated as of October 21, 2011, between Harman International Industries, Incorporated, KKR I-H Limited, GS Capital Partners VI Fund L.P., GS Capital Partners VI Parallel, L.P., GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI GmbH & Co. KG, Citibank, N.A. and HSBC USA Inc. (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on October 25, 2011 and hereby incorporated by reference).

10.1	2012 Stock Option and Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement dated October 28, 2011).

10.2	First Amendment, dated as of December 15, 2011, to the Multi-Currency Credit Agreement, dated as of December 1, 2010, among Harman International Industries, Incorporated, Harman Holding GmbH & Co. KG, HSBC Bank USA, National Association and Unicredit Bank AG, New York Branch, as Syndication Agents; Bank of America, N.A., Wells Fargo Bank, N.A. and RBS Citizens, N.A. as Documentation Agents; J.P. Morgan Securities LLC, HSBC Securities (USA), Inc. and Unicredit Bank AG, New York Branch, as Joint Lead Arrangers; JPMorgan Chase Bank, N.A., as Administrative Agent and the financial institutions party thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on December 21, 2011 and hereby incorporated by reference).

10.3	Letter Agreement, dated September 15, 2011, between Harman International Industries, Incorporated and I.P. Park*.

31.1	Certification of Dinesh Paliwal pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Herbert Parker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dinesh Paliwal and Herbert Parker, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Calculation Linkbase.*

101.LAB	XBRL Taxonomy Label Linkbase.*

101.PRE	XBRL Presentation Linkbase.*

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following financial information formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended December 31, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets at December 31, 2011 and June 30, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2011 and 2010 and (iv) Notes to the Condensed Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harman International Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harman International Industries, Incorporated

Date: February 7, 2011	By:	/s/ HERBERT K. PARKER
Herbert K. Parker
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)