Form 10-Q
period 2012-03-31
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2012-04-30
CIK 800459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 25, 2012, 70,481,179 shares of common stock, par value $0.01, were outstanding.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

Form 10-Q

March 31, 2012

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

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	March 31, 2012	June 30, 2011
Assets
Current assets
Cash and cash equivalents	$640,558	$603,892
Short-term investments	127,201	317,322
Receivables, net	689,018	579,272
Inventories, net	501,071	423,137
Other current assets	237,366	184,532

Total current assets	2,195,214	2,108,155
Property, plant and equipment, net	437,918	470,300
Goodwill	186,445	119,357
Deferred tax assets, long-term	316,964	229,941
Other assets	145,443	130,742

Total assets	$3,281,984	$3,058,495

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$391,268	$386
Short-term debt	246	1,785
Accounts payable	461,566	473,486
Accrued liabilities	410,356	436,537
Accrued warranties	102,384	122,396
Income taxes payable	12,308	12,991

Total current liabilities	1,378,128	1,047,581
Convertible senior notes	0	378,401
Pension liability	146,542	142,136
Other non-current liabilities	101,597	66,719

Total liabilities	1,626,267	1,634,837

Commitments and contingencies	—	—
Preferred stock	0	0
Common stock	961	956
Additional paid-in capital	937,351	915,433
Accumulated other comprehensive income	82,449	136,733
Retained earnings	1,682,526	1,418,106
Less: Common stock held in treasury	(1,047,570)	(1,047,570)

Total shareholders’ equity	1,655,717	1,423,658

Total liabilities and shareholders’ equity	$3,281,984	$3,058,495

See accompanying Notes to the Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except earnings per share data)	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net sales	$1,095,675	$948,196	$3,273,307	$2,741,223
Cost of sales	803,045	699,371	2,387,496	1,999,087

Gross profit	292,630	248,825	885,811	742,136
Selling, general and administrative expenses	232,755	211,362	656,681	594,108
Sale of intellectual property	0	(16,184)	(301)	(16,184)

Operating income	59,875	53,647	229,431	164,212

Other expenses:
Interest expense, net	5,394	5,262	14,729	17,172
Foreign exchange losses, net	109	161	11,706	786
Miscellaneous, net	841	1,303	4,240	4,610

Income before income taxes	53,531	46,921	198,756	141,644
Income tax (benefit) expense, net	(119,125)	10,321	(81,522)	24,604

Net income	$172,656	$36,600	$280,278	$117,040

Earnings per share:
Basic	$2.41	$0.51	$3.93	$1.65

Diluted	$2.38	$0.51	$3.88	$1.64

Weighted average shares outstanding:
Basic	71,622	71,123	71,395	70,918

Diluted	72,604	71,924	72,263	71,541

See accompanying Notes to the Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
(In thousands)	2012	2011
Cash flows from operating activities:
Net income	$280,278	$117,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,197	88,931
Sale of intellectual property	(301)	(16,184)
Deferred income taxes	(84,053)	(9,195)
Loss on disposition of assets	845	1,036
Share-based compensation	13,442	13,178
Non-cash interest expense	14,462	14,667
Changes in operating assets and liabilities, net of acquired businesses:
Decrease (increase) in:
Receivables, net	(137,916)	(18,662)
Inventories, net	(97,870)	(64,198)
Other current assets	(57,515)	(13,029)
Increase (decrease) in:
Accounts payable	4,699	11,608
Accrued warranties	(20,012)	11,439
Accrued other liabilities	43,588	(25,837)
Income taxes payable	316	7,704
Other operating activities	(17,231)	16,503

Net cash provided by operating activities	32,929	135,001
Cash flows from investing activities:
Purchases of short-term investments	(370,203)	(484,002)
Maturities of short-term investments	560,324	143,224
Acquisitions, net of cash received	(70,535)	(3,575)
Proceeds from asset dispositions	2,264	2,875
Capital expenditures	(77,765)	(64,182)
Other items, net	(3,537)	577

Net cash provided by (used in) investing activities	40,548	(405,083)
Cash flows from financing activities:
Net decrease in short-term borrowings	(1,313)	(12,088)
Debt issuance costs for revolving credit facility	0	(7,002)
Dividends to shareholders	(15,858)	(1,746)
Net proceeds provided by share-based compensation	8,838	8,246
Other items, net	(4,046)	4,659

Net cash used in financing activities	(12,379)	(7,931)
Effect of exchange rate changes on cash	(24,432)	59,139

Net increase (decrease) in cash and cash equivalents	36,666	(218,874)
Cash and cash equivalents at beginning of period	603,892	645,570

Cash and cash equivalents at end of period	$640,558	$426,696

Supplemental disclosure of cash flow information:
Interest paid	$1,275	$2,759
Income taxes paid	$12,482	$4,108
Non-Cash Investing Activities:
Accrued and contingent acquisition-related liabilities	$28,017	$3,749

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

Our unaudited, condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (our “2011 Annual Report”) and do not include all information and footnote disclosures included in our audited financial statements. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly, in all material respects, the consolidated financial condition, results of operations and cash flows for the periods presented. Operating results for the three and nine months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2012 due to seasonal, economic and other factors. Where necessary, information for prior periods has been reclassified to conform to the consolidated financial statement presentation in the current fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in our 2011 Annual Report.

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

Effective July 1, 2011, we changed the functional currency of two of our foreign subsidiaries to the U.S. Dollar to reflect a change in the currency in which such subsidiaries primarily generate and expend cash.

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

Intangibles, Goodwill and Other: In December 2010, the FASB issued ASU 2010-28, “Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The new guidance requires that reporting units with zero or negative carrying amounts perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The new guidance is effective for us for fiscal years beginning after December 15, 2010. We adopted the provisions of this new guidance on July 1, 2011. The adoption of the new provisions did not have any impact on our financial condition or results of operations as we had no reporting units with zero or negative carrying amounts.

Business Combinations: In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” The new guidance specifies that when comparative financial statements are presented, the revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The new guidance applies prospectively to us for business combinations that occur on or after July 1, 2011. We adopted the new provisions on July 1, 2011. The impact of these new provisions on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate in the future.

Fair Value: In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The new guidance does not extend the use of fair value accounting, but provides guidance on how to apply fair value accounting where its use is already required or permitted by other standards within GAAP or International Financial Reporting Standards (“IFRSs”). The new guidance also changes the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements and it clarifies the FASB’s intent about the application of existing fair value measurements. Provisions of the new guidance include a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities are required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. The new guidance applies prospectively and is effective for interim and annual periods beginning after December 15, 2011. We adopted the provisions of this new guidance on January 1, 2012 and expanded our disclosures on fair value measurements. Refer to Note 14 – Fair Value Measurements for more information. The adoption of the new provisions did not have any impact on our financial condition or results of operations.

Recently Issued Accounting Standards

Balance Sheet: In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities,” which requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial condition. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. The new guidance is effective retrospectively for fiscal years and interim periods within those fiscal years beginning on or after January 1, 2013. We will adopt the provisions of this new guidance on July 1, 2013. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

Comprehensive Income: In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). The new guidance requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both cases, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. If presented in a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. If presented in the two-statement approach, the first statement, which is the statement of net income, should present components of net income and total net income followed consecutively by a second statement, which is the statement of other comprehensive income, that should present the components of other comprehensive income, total other comprehensive income and a total amount for comprehensive income. Regardless of the method used, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 temporarily deferred the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The guidance in ASU 2011-05, as amended, is effective retrospectively for fiscal years, and interim periods within those fiscal years beginning after December 15, 2011. We will adopt the provisions of this new guidance on July 1, 2012. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

Note 3 – Allowance for Doubtful Accounts

We reserve an estimated amount for accounts receivable that may not be collected. Methodologies for estimating the allowance for doubtful accounts are based primarily on specific identification of uncollectible accounts. Historical collection rates and customer credit worthiness are considered in determining specific reserves. At March 31, 2012 and June 30, 2011, we had $5.0 million and $7.0 million, respectively, reserved for possible uncollectible accounts receivable.

Note 4 – Inventories, net

Inventories, net consist of the following:

	March 31, 2012	June 30, 2011
Finished goods	$202,529	$153,469
Work in process	72,666	67,534
Raw materials	225,876	202,134

Inventories, net	$501,071	$423,137

At March 31, 2012 and June 30, 2011, our inventory reserves were $68.4 million and $73.3 million, respectively.

Note 5 – Property, Plant and Equipment, net

Property, plant and equipment, net consist of the following:

	Estimated Useful Lives (in Years)	March 31, 2012	June 30, 2011
Land		$8,440	$11,974
Buildings and improvements	1-50	260,075	280,053
Machinery and equipment	3-20	1,048,590	1,050,892
Furniture and fixtures	3-10	30,213	30,769

Property, plant and equipment, gross		1,347,318	1,373,688
Less accumulated depreciation and amortization		(909,400)	(903,388)

Property, plant and equipment, net		$437,918	$470,300

Depreciation expense for the three months ended March 31, 2012 and 2011 was $26.9 million and $28.4 million, respectively, and was $81.1 million and $83.4 million for the nine months ended March 31, 2012 and 2011, respectively.

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

Details of our accrued warranties are as follows:

	Nine Months Ended March 31,
	2012	2011
Accrued warranties, June 30	$122,396	$99,329
Warranty expense	36,606	36,443
Warranty payments (cash or in-kind)	(47,276)	(38,670)
Other(1)	(9,342)	13,666

Accrued warranties, March 31	$102,384	$110,768

(1)	Other primarily represents foreign currency translation.

Note 7 – Earnings Per Share

We apply the two-class method when computing earnings per share, which requires that net income per share for each class of shares entitled to dividends be calculated assuming all of our net income is distributed as dividends to these shareholders based on their contractual rights.

The following table presents the calculation of basic and diluted earnings per share of common stock outstanding:

	000000000	000000000	000000000	000000000
	Three Months Ended March 31,
	2012		2011
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted Earnings per Share:
Net income	$172,656	$172,656	$36,600	$36,600

Denominator for Basic and Diluted Earnings per Share:
Weighted average shares outstanding	71,622	71,622	71,123	71,123
Employee stock options	0	982	0	801

Total weighted average shares outstanding	71,622	72,604	71,123	71,924

Earnings per Share:
Earnings per share	$2.41	$2.38	$0.51	$0.51

	000000000	000000000	000000000	000000000
	Nine Months Ended March 31,
	2012		2011
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted Earnings per Share:
Net income	$280,278	$280,278	$117,040	$117,040

Denominator for Basic and Diluted Earnings per Share:
Weighted average shares outstanding	71,395	71,395	70,918	70,918
Employee stock options	0	868	0	623

Total weighted average shares outstanding	71,395	72,263	70,918	71,541

Earnings per Share:
Earnings per share	$3.93	$3.88	$1.65	$1.64

Options to purchase 981,637 and 995,599 shares of our common stock were outstanding for the three months ended March 31, 2012 and 2011, respectively, and were excluded from the computation of diluted earnings per share because they would have been antidilutive. In addition, restricted shares and restricted stock units of zero and 7,530 were outstanding for the three months ended March 31, 2012 and 2011, respectively, and were excluded from the computation of diluted earnings per share as they also would have been antidilutive.

Options to purchase 1,943,917 and 1,703,014 shares of our common stock were outstanding for the nine months ended March 31, 2012 and 2011, respectively, and were excluded from the computation of diluted earnings per share because they would have been antidilutive. In addition, restricted shares and restricted stock units of 5,000 and 15,829 were outstanding during the nine months ended March 31, 2012 and 2011, respectively, and were excluded from the computation of diluted earnings per share as they also would have been antidilutive.

The conversion terms of our $400 million of 1.25 percent convertible senior notes due October 15, 2012 (the “Convertible Senior Notes”) will affect the calculation of diluted earnings per share if the price of our common stock exceeds the conversion price of the Convertible Senior Notes. The initial conversion price of the Convertible Senior Notes was approximately $104 per share, subject to adjustment in specified circumstances as described in the indenture governing the Convertible Senior Notes (the “Indenture”). Upon conversion, a holder of the Convertible Senior Notes will receive an amount in cash per Convertible Senior Note equal to the lesser of $1,000 or the conversion value of the Convertible Senior Notes, determined in the manner set forth in the Indenture. If the conversion value exceeds $1,000, we will deliver $1,000 in cash and, at our option, cash or common stock or a combination of cash and common stock for the conversion price in excess of $1,000. The conversion option is indexed to our common stock and therefore is classified as equity. The conversion option will not result in an adjustment to net income in calculating diluted earnings per share. The dilutive effect of the conversion option will be calculated using the treasury stock method. Therefore, conversion settlement shares will be included in diluted shares outstanding if the price of our common stock exceeds the conversion price of the Convertible Senior Notes.

The Convertible Senior Notes had no effect on the computation of diluted earnings per share for the three and nine months ended March 31, 2012 and 2011. Refer to Note 9 – Debt for further information.

Note 8 – Goodwill

During the three and nine months ended March 31, 2012, we recorded $0 and $79.8 million, respectively, of goodwill in our Lifestyle segment, associated with the acquisition of MWM Acoustics, LLC and certain related entities (“MWM Acoustics”). Refer to Note 20 – Acquisition for more information.

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

Note 9 – Debt

Short Term Borrowings

At March 31, 2012 and June 30, 2011, we had $0.2 million and $1.8 million of short-term borrowings outstanding, respectively, and we maintained lines of credit of $18.6 million and $20.8 million, in the aggregate, respectively, in Hungary, the U.S., Austria and Brazil.

Revolving Credit Facility

On December 1, 2010, Harman and Harman Holding GmbH & Co., KG, our wholly-owned subsidiary (“Harman KG”), entered into a Multi-Currency Credit Agreement with a group of banks, as amended on December 15, 2011 (the “Credit Agreement”). At March 31, 2012 and June 30, 2011, we had no borrowings under the Credit Agreement and had outstanding letters of credit of $8.5 million and $7.3 million, respectively. At March 31, 2012 and June 30, 2011, unused available credit under the Credit Agreement was $541.5 million and $542.7 million, respectively. If we experience a significant decline in our operating results, we could violate our debt covenants and, absent a waiver from our lenders or an amendment to the Credit Agreement, we could be in default under the Credit Agreement. As a result, our debt under the Credit Agreement could become due, which would have a material adverse effect on our financial condition and results of operations. A default under the Credit Agreement could also lead to an event of default under the Indenture, as amended, and accelerate the maturity of the Convertible Senior Notes. As of March 31, 2012, we were in compliance with all the financial covenants of the Credit Agreement. Debt issuance costs of $7.0 million were recorded in connection with this transaction and are included in Other assets in our Condensed Consolidated Balance Sheets and are also being amortized to Interest expense, net in our Condensed Consolidated Statements of Income over the expected remaining term of the Credit Agreement.

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

The term of the Guarantee and Collateral Agreement corresponds with the term of the Credit Agreement, which matures on December 1, 2015. Under the terms of the Guarantee and Collateral Agreement, we have effectively guaranteed the payment of the full amount of borrowings under the Credit Agreement, including outstanding letters of credit, upon maturity. The potential amount of future payments that we would be required to pay under the Guarantee and Collateral Agreement is the amount that we have borrowed under the Credit Agreement, including outstanding letters of credit. At March 31, 2012, and June 30, 2011, we had no borrowings under the Credit Agreement and had outstanding letters of credit of $8.5 million and $7.3 million, respectively.

Convertible Senior Notes

We had $400 million of Convertible Senior Notes outstanding at March 31, 2012 and June 30, 2011, which were issued on October 23, 2007 (the “Issuance Date”) and are due on October 15, 2012. The Convertible Senior Notes were issued at par and we pay interest at a rate of 1.25 percent per annum on a semiannual basis. The initial conversion rate on the Convertible Senior Notes is 9.6154 shares of our common stock per $1,000 principal amount of the Convertible Senior Notes (which is equal to an initial conversion price of approximately $104 per share). The conversion rate is subject to adjustment in specified circumstances described in the Indenture. At March 31, 2012, the Convertible Senior Notes are classified as a current liability in our Condensed Consolidated Balance Sheet, as they are due on October 15, 2012, which is in less than one year.

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

The principal amounts, unamortized discount and net carrying amounts of the liability components and the equity components for the Convertible Senior Notes as of March 31, 2012 and June 30, 2011 are as follows:

	Principal Balance	Unamortized Discount	Net Carrying Amount	Equity Component
March 31, 2012	$400,000	$(9,132)	$390,868	$48,323
June 30, 2011	$400,000	$(21,599)	$378,401	$48,323

At March 31, 2012 and June 30, 2011, the unamortized discount is recognized as a reduction in the carrying value of the Convertible Senior Notes in the Condensed Consolidated Balance Sheets and is amortized to Interest expense, net in our Condensed Consolidated Statements of Income over the expected remaining term of the Convertible Senior Notes of seven months as of March 31, 2012.

Debt issuance costs of $4.8 million were recorded in connection with this transaction and are included in Other assets in our Condensed Consolidated Balance Sheets and are also being amortized to Interest expense, net in our Condensed Consolidated Statements of Income over the expected remaining term of the Convertible Senior Notes. The unamortized balance of debt issuance costs at March 31, 2012 and June 30, 2011 was $0.4 million and $1.1 million, respectively.

Total interest expense related to the Convertible Senior Notes for the three months ended March 31, 2012 and 2011 includes $1.3 million in both periods for contractual cash interest expense, an additional $4.1 million and $3.9 million of noncash interest expense, respectively, related to the amortization of the discount, and $0.2 million in both periods related to the amortization of debt issuance costs.

Total interest expense related to the Convertible Senior Notes for the nine months ended March 31, 2012 and 2011 includes $3.8 million in both periods for contractual cash interest expense, an additional $12.5 million and $11.8 million of noncash interest expense, respectively, related to the amortization of the discount, and $0.6 million in both periods related to the amortization of debt issuance costs.

At March 31, 2012, we were in compliance with all covenants under the Indenture, as amended.

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

On October 21, 2011, Harman entered into an Amendment to the Registration Rights Agreement with the holders of the Convertible Senior Notes, which provides for the postponement of our obligation to file a new registration statement covering the Convertible Senior Notes until such time as one of the holders of the Convertible Senior Notes demands that we file a registration statement. Upon the receipt of such a demand, we will have seven business days to file a registration statement with the SEC covering the Convertible Senior Notes. As of March 31, 2012, the holders of the Convertible Senior Notes have not demanded that a registration statement be filed. We do not believe it is probable that we will fail to comply with the Registration Rights Agreement, therefore no liability for additional interest has been recorded.

Note 10 – Income Taxes

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income. Income tax benefit for the three months ended March 31, 2012 was $119.1 million, compared to an income tax expense of $10.3 million for the same period in the prior year. The effective tax rate for the three months ended March 31, 2012 was (222.5) percent, compared to 22.0 percent for the same period in the prior year. The change in the effective tax rate for the three months ended March 31, 2012 compared to the same period in the prior year was primarily due to the release of the valuation allowance described below.

Income tax benefit for the nine months ended March 31, 2012 was $81.5 million, compared to an income tax expense of $24.6 million for the same period in the prior year. The effective tax rate for the nine months ended March 31, 2012 was (41.0) percent, compared to 17.4 percent for the same period in the prior year. The change in the effective tax rate for the nine months ended March 31, 2012 compared to the same period in the prior year was primarily due to the release of the valuation allowance described below.

As described in Note 1 – Summary of Significant Accounting Policies and Note 13 – Income Taxes in our audited consolidated financial statements in our 2011 Annual Report, in assessing the recoverability of deferred tax assets, we regularly consider whether some portion or all of the deferred tax assets will not be realized based on the recognition threshold and measurement of a tax position. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies and, if applicable, the expiration of loss carryforwards and credits in making this assessment.

In the third quarter of fiscal 2012, we achieved three cumulative years of positive U.S. GAAP pre-tax income and taxable income in the U.S. As a result of such earnings trends and based upon our projections for future taxable income of the proper character over the periods in which the deferred tax assets are recoverable, we believe that it is more likely than not that we will realize the benefits of the net deferred tax assets of $365.6 million at March 31, 2012. Therefore, during the quarter ended March 31, 2012, we realized a non-cash tax benefit of $124.2 million related to a reduction of our deferred tax valuation allowance on certain of our net U.S. deferred tax assets. We have reflected this non-cash tax benefit in the tax provision which has increased net income for the three and nine months ended March 31, 2012. If future operating and business conditions were to differ significantly, we would reassess the ability to realize the net deferred tax assets. If it were to become more likely than not that we would not be able to realize the deferred tax assets, then all or a portion of the valuation allowance may need to be re-established, which would result in a charge to tax expense.

As of March 31, 2012, unrecognized tax benefits and the related interest were $32.8 million and $1.1 million, respectively; all but $1.7 million would affect the tax rate if recognized. During the three and nine months ended March 31, 2012, we recorded tax reserves on uncertain tax positions in the amount of $0.4 million and $1.3 million, respectively. During the three and nine months ended March 31, 2012, we recorded additional interest expense on uncertain tax positions of $0.1 million and $0.2 million, respectively.

Note 11 – Shareholders’ Equity

Preferred Stock

As of March 31, 2012 and June 30, 2011, we had no shares of preferred stock outstanding. We are authorized to issue 5 million shares of preferred stock, $0.01 par value per share.

Common Stock

We have 200 million authorized shares of common stock, $0.01 par value per share. At March 31, 2012 and June 30, 2011, we had 96,059,583 and 95,520,068 shares issued; 25,599,817 shares in treasury stock in each period; and 70,459,766 and 69,920,251 shares outstanding (net of treasury stock), respectively.

Changes in Equity:

The following is a summary of the changes in Accumulated Other Comprehensive Income (“AOCI”) and changes in equity for the nine months ended March 31, 2012 and 2011:

	000000	000000	000000	000000	000000	000000	000000
	Preferred Stock	Common Stock	Additional Paid-in Capital	AOCI	Retained Earnings	Treasury Stock	Total Equity
Balance at June 30, 2011	$0	$956	$915,433	$136,733	$1,418,106	$(1,047,570)	$1,423,658

Net income	0	0	0	0	280,278	0	280,278
Foreign currency translation	0	0	0	(88,650)	0	0	(88,650)
Unrealized gain on hedging derivatives	0	0	0	36,271	0	0	36,271
Pension liability adjustment	0	0	0	(1,873)	0	0	(1,873)
Unrealized loss on available-for-sale securities	0	0	0	(32)	0	0	(32)

Comprehensive income							225,994
Exercise of stock options, net of shares received	0	5	8,838	0	0	0	8,843
Share-based compensation, net	0	0	13,080	0	0	0	13,080
Dividends ($0.30 per share)	0	0	0	0	(15,858)	0	(15,858)

Balance at March 31, 2012	$0	$961	$937,351	$82,449	$1,682,526	$(1,047,570)	$1,655,717

	000000	000000	000000	000000	000000	000000	000000
	Preferred Stock	Common Stock	Additional Paid-in Capital	AOCI	Retained Earnings	Treasury Stock	Total Equity
Balance at June 30, 2010	$0	$952	$892,129	$3,666	$1,285,715	$(1,047,570)	$1,134,892

Net income	0	0	0	0	117,040	0	117,040
Foreign currency translation	0	0	0	131,571	0	0	131,571
Unrealized loss on hedging derivatives	0	0	0	(47,058)	0	0	(47,058)
Pension liability adjustment	0	0	0	(715)	0	0	(715)
Unrealized gain on available-for-sale securities	0	0	0	1,722	0	0	1,722

Comprehensive income							202,560
Exercise of stock options, net of shares received	0	3	8,243	0	0	0	8,246
Share-based compensation, net	0	0	9,198	0	0	0	9,198
Dividends ($0.10 per share)	0	0	0	0	(1,747)	0	(1,747)

Balance at March 31, 2011	$0	$955	$909,570	$89,186	$1,401,008	$(1,047,570)	$1,353,149

At March 31, 2012 and June 30, 2011, AOCI consisted of the following:

Income/(Loss):	March 31, 2012	June 30, 2011
Cumulative translation adjustment	$93,484	$182,134
Pension liability adjustment	(20,176)	(18,303)
Unrealized gain (loss) on hedging derivatives	13,087	(23,184)
Unrealized loss on available-for-sale securities	(3,946)	(3,914)

Total AOCI	$82,449	$136,733

We have approximately $1.9 million of investments at March 31, 2012 and June 30, 2011, included in Other current assets in our Condensed Consolidated Balance Sheets that have been classified as available-for-sale securities. These securities are recorded at fair value with realized gains and losses recorded in income and unrealized gains and losses recorded in AOCI, net of taxes.

Share Buy-Back Program

On October 26, 2011, we announced that our Board of Directors authorized the repurchase of up to $200 million of our common stock. This buyback program allows us to purchase shares of our common stock in accordance with applicable securities laws on the open market, or through privately negotiated transactions, through October 25, 2012. We will determine the timing and the amount of any repurchases based on an evaluation of market conditions, share price and other factors. We entered into an agreement with an external broker, which provides the structure under which the program may be facilitated. This agreement and the buyback program may be suspended or discontinued at any time. As of March 31, 2012, we have not repurchased any shares under the buyback program.

Note 12 – Share-Based Compensation

On December 7, 2011 (the “Effective Date”), our shareholders approved the 2012 Stock Option and Incentive Plan (the “2012 Plan”), which is effective through December 7, 2021. As of the Effective Date, no further grants may be granted under our former plan, the Amended and Restated 2002 Stock Option and Incentive Plan (the “2002 Plan” and together with the 2012 Plan, the “Plans”). There are 4,400,000 shares available for grant under the 2012 Plan. The 2012 Plan provides for two types of awards: (1) a full value grant, as defined in the 2012 Plan, under which one award shall reduce the shares available for grant under the 2012 Plan by 1.71 shares, and (2) an option or stock appreciation right grant, under which one award shall reduce the shares available for grant under the 2012 Plan by one share. During the nine months ended March 31, 2012, options to purchase 130,293 shares of our common stock and 15,783 restricted stock units were granted under the 2012 Plan. As of March 31, 2012, there were 4,253,924 shares available for grant under the 2012 Plan.

Prior to the Effective Date, we had one share-based compensation plan with shares available for future grants, the 2002 Plan. On December 8, 2010, we amended the 2002 Plan to increase the number of shares available under the 2002 Plan for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units by 1,100,000 to an aggregate amount not to exceed 7,860,000 shares of our common stock. During the nine months ended March 31, 2012, options to purchase 454,630 shares of our common stock and 645,558 restricted stock units were granted under the 2002 Plan.

Share-based compensation expense, net was $5.5 million and $3.8 million for the three months ended March 31, 2012 and 2011, respectively, and was $13.4 million and $13.2 million for the nine months ended March 31, 2012 and 2011, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for share-based compensation arrangements was $1.3 million and $1.2 million for the three months ended March 31, 2012 and 2011, respectively, and was $3.5 million and $3.8 million for the nine months ended March 31, 2012 and 2011, respectively.

Fair Value Determination

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions noted in the following table.

	Nine Months Ended March 31,
	2012	2011
Expected volatility	48.8% - 66.2%	60.4% - 73.2%
Weighted-average volatility	59.1%	68.8%
Expected annual dividend	$0.30	$0.10
Expected term (in years)	1.70 - 5.54	1.71 - 3.80
Risk-free rate	0.2% -1.0%	0.5% - 1.7%

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

Stock Option Activity

A summary of option activity under our stock option plans as of March 31, 2012 and changes during the nine months ended March 31, 2012 is presented below:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2011	2,489,998	$56.39	6.36	$19,270
Granted	584,923	36.72
Exercised	(349,990)	30.93
Forfeited or expired	(206,438)	73.19

Outstanding at March 31, 2012	2,518,493	$53.98	6.68	$20,667

Exercisable at March 31, 2012	1,443,487	$63.82	5.33	$8,706

The weighted-average grant-date fair value of options granted for the three months ended March 31, 2012 and 2011 was $19.71 and $19.07, respectively, and for the nine months ended March 31, 2012 and 2011 was $14.30 and $14.76, respectively. The total intrinsic value of options exercised for the three months ended March 31, 2012 and 2011 was $5.0 million and $4.5 million, respectively, and for the nine months ended March 31, 2012 and 2011 was $5.8 million and $5.4 million, respectively.

Modification of Certain Stock Option Awards

Prior to fiscal year 2011, certain of the award agreements under the 2002 Plan stated that vested options not exercised were forfeited upon termination of employment for any reason other than death or disability. However, such award agreements provided that the Compensation and Option Committee of our Board of Directors (the “Compensation and Option Committee”) could extend the time period to exercise vested options 90 days beyond the employment termination date for certain employees. During the three and nine months ended March 31, 2012 and 2011, the Compensation and Option Committee used this authority. This action represented a modification of the terms or conditions of an equity award and therefore was accounted for as an exchange of the original award for a new award. Incremental share-based compensation cost for the excess of the fair value of the new award over the fair value of the original award was immaterial.

Grant of Stock Options with Market Conditions

We granted 330,470 stock options containing a market condition to employees on March 21, 2008. The options vested on March 21, 2011, which was three years from the date of grant based on a comparison of Harman’s total shareholder return (“TSR”) to the TSR of a selected peer group of publicly listed multinational companies. TSR was measured as the annualized increase in the aggregate value of a company’s stock price plus the value of dividends, assumed to be reinvested into shares of the company’s stock at the time of dividend payment. The base price used for the TSR calculation of $42.19 was the 20-day trading average from February 6, 2008 through March 6, 2008. The ending price used for the TSR calculation of $49.81 was the 20-day trading average prior to and through March 6, 2011. The grant date fair value of $4.2 million was calculated using a combination of Monte Carlo simulation and lattice-based models. There was no compensation expense for these awards in the three and nine months ended March 31, 2012, since the awards had vested in a prior period. Share-based compensation for these awards was income of $1.5 million and $0.8 million for the three and nine months ended March 31, 2011, respectively.

Restricted Stock Awards

A summary of the status of our nonvested restricted stock as of March 31, 2012 and changes during the nine months ended March 31, 2012, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at June 30, 2011	26,000	$42.71
Vested	(23,000)	33.07

Nonvested at March 31, 2012	3,000	$116.65

As of March 31, 2012, there was $0.1 million of total unrecognized compensation cost related to nonvested restricted stock-based compensation arrangements granted under the 2002 Plan. The weighted average recognition period was 0.3 years. At March 31, 2012, a total of 3,000 shares of restricted stock were outstanding which were granted outside of the 2002 Plan.

Restricted Stock Units

In the nine months ended March 31, 2012, we granted 118,546 restricted stock units with earnings per share (“EPS”) performance conditions, 118,546 restricted stock units with return on invested capital (“ROIC”) performance conditions and 118,546 restricted stock units with market conditions, under the 2002 Plan. The restricted stock units with EPS performance conditions cliff vest three years from the date of grant based on the achievement of certain cumulative EPS levels from fiscal years 2012 through 2014. The restricted stock units with ROIC conditions cliff vest three years from the date of grant based on the achievement of a certain ROIC level in fiscal year 2014. The restricted stock units with market conditions cliff vest three years from the date of grant based on a comparison of our TSR to the TSR of a selected peer group of publicly listed multinational companies. The grant date fair value of the restricted stock units with market conditions of $3.3 million was calculated using a Monte Carlo simulation model. Compensation expense, for both the restricted stock units with performance conditions and the restricted stock units with market conditions, is recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the applicable targets will be met, which is reassessed each reporting period.

In the nine months ended March 31, 2011, we granted 191,721 restricted stock units with EPS performance conditions and 191,715 restricted stock units with market conditions, under the 2002 Plan. The restricted stock units with EPS performance conditions cliff vest three years from the date of grant based on the attainment of a certain EPS level in fiscal year 2013. The restricted stock units with market conditions cliff vest three years from the date of grant based on a comparison of our TSR to the TSR of a selected peer group of publicly listed multinational companies. The grant date fair value of the restricted stock units with market conditions of $5.2 million was calculated using a Monte Carlo simulation model. Compensation expense, for both the restricted stock units with performance conditions and the restricted stock units with market conditions, is recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the applicable targets will be met, which is reassessed each reporting period.

In the nine months ended March 31, 2012 and 2011, we also granted 305,703 and 329,112 time vesting restricted stock units, without performance or market conditions, respectively, under the Plans that vest three years from the date of grant.

In January and September 2008, we granted 34,608 and 28,344 cash-settled restricted stock units, respectively, outside the 2002 Plan. These restricted stock units are accounted for as liability awards and are recorded at the fair value at the end of the reporting period in accordance with their vesting schedules. During the three months ended March 31, 2012 and 2011, none of these restricted stock units were settled. During the nine months ended March 31, 2012 and 2011, 1,608 and 9,647 of these restricted stock units were settled, respectively, at a cost of $0.1 million and $0.3 million, respectively. At March 31, 2012, and June 30, 2011, 1,608 and 3,216 cash-settled restricted stock units were outstanding, respectively.

A summary of equity classified restricted stock unit activity as of March 31, 2012 and changes during the nine months ended March 31, 2012 is presented below:

Shares
Nonvested at June 30, 2011	1,665,873
Granted	661,341
Vested	(246,448)
Forfeited	(135,876)

Nonvested at March 31, 2012	1,944,890

At March 31, 2012, the aggregate intrinsic value of equity classified restricted stock units was $91.0 million and there was $33.5 million of total unrecognized compensation cost related to restricted stock unit compensation arrangements. The weighted average recognition period was 1.5 years.

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

At March 31, 2012 and June 30, 2011, we had outstanding foreign exchange contracts, including forward and option contracts, which are summarized below:

	March 31, 2012		June 30, 2011
	Gross Notional Value	Fair Value Asset/ (Liability)(1)	Gross Notional Value	Fair Value Asset/ (Liability)(1)
Currency Hedged (Buy/Sell):
U.S. Dollar/Euro	$716,100	$17,441	$612,400	$(33,760)
Swiss Franc/U.S. Dollar	38,779	589	41,647	516
British Pound/U.S. Dollar	5,100	18	20,700	(152)
British Pound/Swiss Franc	2,401	42	15,408	(574)
Euro/British Pound	5,337	1	11,604	163
U.S. Dollar/Brazilian Real	10,400	23	10,400	(1,249)
U.S. Dollar/British Pound	1,500	3	8,500	(76)
Chinese Yuan/U.S. Dollar	8,558	71	6,188	84
Euro/U.S. Dollar	122,350	(148)	8,200	146
U.S. Dollar/Japanese Yen	0	0	900	(22)
Japanese Yen/Euro	8,722	(282)	0	0
Hungarian Forint/Euro	4,079	167	0	0

Total	$923,326	$17,925	$735,947	$(34,924)

(1)	Represents the net receivable/(payable) included in our Condensed Consolidated Balance Sheets.

Cash Flow Hedges

We designate a portion of our foreign currency derivative contracts as cash flow hedges of foreign currency denominated purchases. As of March 31, 2012 and June 30, 2011, we had $631.9 million and $528.4 million of forward and option contracts maturing through June 2013 and June 2012, respectively. These contracts are recorded at fair value in the accompanying Condensed Consolidated Balance Sheets. The changes in fair value for these contracts on a spot to spot basis are reported in AOCI, and are reclassified to either Cost of sales or Selling, general and administrative expense (“SG&A”), depending on the nature of the underlying asset or liability that is being hedged, in our Condensed Consolidated Statements of Income, in the period or periods during which the underlying transaction occurs. If it becomes apparent that an underlying forecasted transaction will not occur, the amount recorded in AOCI related to the hedge is reclassified to Foreign exchange losses, net in our Condensed Consolidated Statements of Income in the then-current period. Amounts relating to such reclassifications were immaterial in each of the three and nine months ended March 31, 2012 and 2011.

Changes in the fair value of the derivatives are highly effective in offsetting changes in the cash flows of the hedged items because the amounts and the maturities of the derivatives approximate those of the forecasted exposures. Any ineffective portion of the derivative is recognized in the current period in our Condensed Consolidated Statements of Income, in the same line item in which the foreign currency gain or loss on the underlying hedged transaction was recorded. No amount of ineffectiveness was recognized in the Condensed Consolidated Statements of Income in the three and nine months ended March 31, 2012 and 2011. All components of each derivative’s gain or loss, with the exception of forward points (see below), were included in the assessment of hedge ineffectiveness. At March 31, 2012 and June 30, 2011, the fair value of these contracts was a net asset of $12.7 million and a net liability of $25.2 million, respectively. The amount associated with these hedges that is expected to be reclassified from AOCI to earnings within the next 12 months is a gain of $19.3 million.

We elected to exclude forward points from the effectiveness assessment. At the end of the reporting period, we calculate the excluded amount, which is the fair value relating to the change in forward points that is recorded in current earnings as Foreign exchange losses, net in our Condensed Consolidated Statements of Income. For the three months ended March 31, 2012 and 2011, we recognized $1.4 million of net gains and $0.8 million of net losses, respectively, related to the change in forward points. For the nine months ended March 31, 2012 and 2011, we recognized $4.0 million and $1.6 million of net losses, respectively, related to the change in forward points.

Effective July 1, 2011, we changed the functional currency of two of our foreign subsidiaries to the U.S. Dollar to reflect a change in the currency in which such subsidiaries primarily generate and expend cash. In addition, we recognized approximately zero and $1.4 million as Foreign exchange losses, net in our Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2012, respectively, due to the revaluation of certain derivative instruments held at these subsidiaries because we did not meet the requisite documentation requirements to attain hedge accounting treatment. As of January 1, 2012, the documentation was amended and hedge accounting treatment was achieved going forward.

Economic Hedges

When hedge accounting is not applied to derivative contracts, or after former cash flow hedges have been de-designated as balance sheet hedges, we recognize the gain or loss on the associated contracts directly in current period earnings in our Condensed Consolidated Statements of Income, as either Foreign exchange losses, net or Cost of sales according to the underlying exposure. As of March 31, 2012 and June 30, 2011, we had $291.4 million and $207.5 million, respectively, of forward contracts maturing through June 2012 in various currencies that provide economic hedges to foreign currency denominated intercompany loans and other foreign currency denominated assets. At March 31, 2012 and June 30, 2011, the fair value of these contracts was an asset of $5.3 million and a liability of $9.7 million, respectively. Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans and other foreign denominated assets in other non-operating income.

Interest Rate Risk Management

We have one interest rate swap contract with a notional amount of $21.7 million and $24.5 million at March 31, 2012 and June 30, 2011, respectively, in order to manage our interest rate exposure and effectively convert interest on an operating lease from a variable rate to a fixed rate. The objective of the swap is to offset changes in rent expenses caused by interest rate fluctuations. The interest rate swap contract is designated as a cash flow hedge. At the end of each reporting period, the discounted fair value of the swap contract is calculated and recorded in AOCI and reclassified as rent expense within SG&A in our Condensed Consolidated Statements of Income, in the then-current period. If the hedge is determined to be ineffective, the ineffective portion will be reclassified from AOCI and recorded as rent expense within SG&A. We recognized less than $0.1 million of ineffectiveness in each of the three and nine months ended March 31, 2012 and 2011, in our Condensed Consolidated Statements of Income. All components of the derivatives were included in the assessment of the hedged effectiveness. The amount associated with the swap contract that is expected to be recorded as rent expense in the next 12 months is a loss of $0.6 million.

Fair Value of Derivatives

The following tables provide a summary of the fair value amounts of our derivative instruments at March 31, 2012 and June 30, 2011:

		Fair Value
	Balance Sheet Location	March 31, 2012	June 30, 2011
Derivatives Designated as Cash Flow Hedges, Gross:
Other assets:
Foreign exchange contracts	Other current assets	$13,707	$95

Other liabilities:
Foreign exchange contracts	Accrued liabilities	1,055	25,335
Interest rate swap	Accrued liabilities	701	625
Interest rate swap	Other non-current liabilities	446	554

Total liabilities		(2,202)	26,514

Net asset (liability) for derivatives designated as hedging instruments		11,505	(26,419)

Derivatives Designated as Economic Hedges, Gross:
Other assets:
Foreign exchange contracts	Other current assets	5,721	1,032
Other liabilities:
Foreign exchange contracts	Accrued liabilities	448	10,716

Net asset/(liability) for economic hedges:		5,273	(9,684)

Total net derivative asset (liability)		$16,778	$(36,103)

Derivative Activity

The following table shows derivative activity for derivatives designated as cash flow hedges for the three months ended March 31, 2012 and 2011:

	00.0000	00.0000	00.0000	00.0000	00.0000	00.0000	00.0000
Derivative	Location of Derivative Gain/(Loss) Recognized in Income	Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion)		Gain/(Loss) from Amounts Excluded from Effectiveness Testing
		Three Months Ended March 31,
		2012	2011	2012	2011	2012	2011
Foreign exchange contracts	Cost of sales	$12,056	$(8,100)	$0	$0	$0	$3
Foreign exchange contracts	SG&A	157	0	0	0	0	0
Foreign exchange contracts	Foreign exchange losses, net	0	0	0	(4)	1,478	805
Interest rate swap	SG&A	(146)	(186)	(2)	(2)	0	0

Total cash flow hedges		$12,067	$(8,286)	$(2)	$(6)	$1,478	$808

Derivative	Gain/(Loss) Recognized in AOCI (Effective Portion)
	Three Months Ended March 31,
	2012	2011
Foreign exchange contracts	$(9,208)	$(29,635)
Interest rate swap	(106)	232

Total cash flow hedges	$(9,314)	$(29,403)

The following table shows derivative activity for derivatives designated as cash flow hedges for the nine months ended March 31, 2012 and 2011:

	00.0000	00.0000	00.0000	00.0000	00.0000	00.0000	00.0000
Derivative	Location of Derivative Gain/(Loss) Recognized in Income	Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion)		Gain/(Loss) from Amounts Excluded from Effectiveness Testing
		Nine Months Ended March 31,
		2012	2011	2012	2011	2012	2011
Foreign exchange contracts	Cost of sales	$371	$(10,106)	$0	$0	$2	$13
Foreign exchange contracts	SG&A	459	0	0	0	0	0
Foreign exchange contracts	Foreign exchange losses, net	0	0	0	(22)	(3,984)	765
Interest rate swap	SG&A	(455)	(575)	(6)	(6)	0	0

Total cash flow hedges		$375	$(10,681)	$(6)	$(28)	$(3,982)	$778

Derivative	Gain/(Loss) Recognized in AOCI (Effective Portion)
	Nine Months Ended March 31,
	2012	2011
Foreign exchange contracts	$51,160	$(65,423)
Interest rate swap	(444)	123

Total cash flow hedges	$50,716	$(65,300)

The following table summarizes gains and losses from our derivative instruments that are not designated as hedging instruments for the three and nine months ended March 31, 2012 and 2011:

		Three Months Ended March 31,		Nine Months Ended March 31,
Derivative	Location of Derivative Gain/(Loss)	2012	2011	2012	2011
Foreign exchange contracts	Cost of sales	$(3,589)	$588	$4,608	$(91)
Foreign exchange contracts	Foreign exchange losses, net	1,286	(1,796)	(5,163)	(2,112)

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

The following table provides the fair value hierarchy for assets and liabilities measured on a recurring basis:

	Fair Value March 31, 2012			Fair Value at June 30, 2011
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets/(Liabilities)
Short-term investments	$127,201	$0	$0	$317,322	$0	$0
Money market funds	36,659	0	0	17,492	0	0
Available-for-sale securities	1,872	0	0	1,869	0	0
Foreign exchange contracts	0	17,925	0	0	(34,924)	0
Interest rate swap	0	(1,147)	0	0	(1,179)	0
Contingent consideration	0	0	(22,100)	0	0	0

Net asset (liability)	$165,732	$16,778	$(22,100)	$336,683	$(36,103)	$0

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

Contingent Consideration: We use a probability-weighted discounted cash flow approach (a form of the income approach) in determining the fair value of the contingent consideration related to the acquisition of MWM Acoustics. The principal inputs to the approach include our expectations of the specific business’ earnings before income taxes (“EBIT”) in fiscal 2014 and a discount rate of 12.6 percent, that begins with our weighted average cost of capital of 19.0 percent and adjusts for the risks associated with the underlying EBIT outcome, the functional form of the payout and our credit risk associated with making the payment. Given the use of significant inputs that are not observable in the market, the contingent liability is classified within Level 3 of the fair value hierarchy. Refer to Note 20 – Acquisition for more information on the contingent liability.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. These assets can include loans and long-lived assets that have been reduced to fair value when they are held for sale, impaired loans that have been reduced based on the fair value of the underlying collateral, cost and equity method investments and long-lived assets that are written down to fair value when they are impaired and the remeasurement of retained investments in formerly consolidated subsidiaries upon a change in control that results in deconsolidation of a subsidiary if we sell a controlling interest and retain a non-controlling stake in the entity. Assets that are written down to fair value when impaired and retained investments are not subsequently adjusted to fair value unless further impairment occurs.

The following table provides the fair value hierarchy for assets and liabilities measured on a non-recurring basis and the losses recorded during the periods presented:

	$653,093	$653,093	$653,093	$653,093	$653,093	$653,093	$653,093	$653,093	$653,093	$653,093
	Fair Value at March 31, 2012			Fair Value at June 30, 2011			Total Gains (Losses) for the Three Months Ended March 31,		Total Gains (Losses) for the Nine Months Ended March 31,
Description of Assets	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	2012	2011	2012	2011
Equity method investments	$0	$0	$0	$0	$0	$0	$0	$16	$0	$(1,818)
Goodwill	0	0	186,445	0	0	119,357	0	0	0	0
Long-lived assets	0	0	470,419	0	0	491,995	0	0	0	0

Total	$0	$0	$656,864	$0	$0	$611,352	$0	$16	$0	$(1,818)

The following describes the valuation methodologies we use to measure financial and non-financial instruments accounted for at fair value on a non-recurring basis.

Equity Method Investments: Equity method investments are generally valued using a discounted cash flow model, comparative market multiples or a combination of both approaches as appropriate. These investments are included in Level 3.

Goodwill: Goodwill is evaluated for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Refer to Note 8 – Goodwill for further information on the application of goodwill impairment testing. This asset is included in Level 3.

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

Note 15 – Restructuring Program

Our restructuring program that is designed to improve our global footprint, cost structure, technology portfolio, human resources and internal processes continues. During the three and nine months ended March 31, 2012 and 2011, we continued to refine and expand on activities launched in prior years. During the nine months ended March 31, 2012, significant new programs were launched to: (i) optimize certain research and development and supply chain functions; (ii) outsource certain manufacturing capabilities; and (iii) divest or sublease facilities no longer needed to support current operations. During the nine months ended March 31, 2011, we announced the relocation of certain manufacturing activities from Washington, Missouri to Mexico and the outsourcing of certain manufacturing activities to third party suppliers.

A summary and components of our restructuring activities are as follows and include accruals for new programs as well as revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Severance Related Costs	Third Party Contractor Termination Costs	Facility Closure and Other Related Costs	Asset Impairments (1)	Total
Liability, June 30, 2011	$31,762	$0	$7,860	$0	$39,622
Expense (2)	1,735	315	6,394	1,976	10,420
Accumulated depreciation offset	0	0	0	(1,976)	(1,976)
Payments	(5,845)	(298)	(2,841)	0	(8,984)
Foreign currency translation	(1,528)	0	0	0	(1,528)

Liability, March 31, 2012	$26,124	$17	$11,413	$0	$37,554

Liability, June 30, 2010	$33,036	$0	$7,562	$0	$40,598
Expense (2)	7,002	0	2,664	2,049	11,715
Accumulated depreciation offset	0	0	0	(2,049)	(2,049)
Payments	(13,452)	0	(3,046)	0	(16,498)
Foreign currency translation	2,987	0	85	0	3,072

Liability, March 31, 2011	$29,573	$0	$7,265	$0	$36,838

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

Restructuring liabilities are recorded in Accrued liabilities and Other non-current liabilities in our Condensed Consolidated Balance Sheets.

Restructuring expenses by reporting business segment are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Infotainment	$247	$3,128	$339	$5,916
Lifestyle	370	2,962	710	3,670
Professional	6,755	1,713	8,112	(206)
Other	(762)	20	(717)	286

Total	6,610	7,823	8,444	9,666
Asset Impairments	898	1,716	1,976	2,049

Total	$7,508	$9,539	$10,420	$11,715

Note 16 – Retirement Benefits

Plan Descriptions

Retirement savings plan

We provide the Harman International Industries, Incorporated Retirement Savings Plan (the “Savings Plan”) for certain employees in the United States. Under the Savings Plan, employees may contribute up to 50 percent of their pretax compensation subject to certain limitations. Each business unit will make a safe harbor non-elective contribution in an amount equal to three percent of a participant’s eligible contribution. Each business unit may make a matching contribution of up to three percent (50 percent on the first six percent of an employee’s tax-deferred contribution) and, upon approval of our Board of Directors, a profit sharing contribution. Matching and profit sharing contributions vest at a rate of 25 percent for each year of service with the employer, beginning with the second year of service. Approval for the profit sharing contribution is requested from our Board of Directors at the end of each fiscal year. Management eliminated the profit sharing contribution as of December 28, 2010. No amount has been accrued for the profit sharing contribution for the three and nine months ended March 31, 2012 and 2011.

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

The following table presents the components of net periodic benefit cost for the three and nine months ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Service cost	$391	$635	$1,204	$1,876
Interest cost	1,956	2,051	5,963	6,089
Expected return on plan assets	(60)	(54)	(179)	(163)
Amortization of prior service cost	352	352	1,055	1,055
Amortization of net loss	448	555	1,345	1,663

Net periodic benefit cost	$3,087	$3,539	$9,388	$10,520

During the three months ended March 31, 2012 and 2011, we made contributions of $2.1 million and $2.0 million, respectively, to the defined benefit pension plans, substantially all of which were paid to participants. During the nine months ended March 31, 2012 and 2011, we made contributions of $6.4 million and $5.8 million, respectively, to the defined benefit pension plans, substantially all of which were paid to participants. We expect to make approximately $2.3 million in contributions for the remainder of the fiscal year ending June 30, 2012.

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

The following table reports Net sales and Operating income (loss) by each reporting segment for the three and nine months ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net sales:
Infotainment	$610,056	$529,980	$1,813,213	$1,476,823
Lifestyle	332,048	276,490	1,000,641	835,054
Professional	152,815	141,541	458,697	428,754
Other	756	185	756	592

Total	$1,095,675	$948,196	$3,273,307	$2,741,223

Operating income (loss):
Infotainment	$43,687	$21,678	$140,730	$60,816
Lifestyle	29,172	32,413	101,834	98,493
Professional	13,525	19,562	57,969	66,392
Other	(26,509)	(20,006)	(71,102)	(61,489)

Total	$59,875	$53,647	$229,431	$164,212

Note 18 – Significant Customers

Presented below are the percentages of net sales to, and net accounts receivables due from, customers who represent ten percent or more of our net sales or net accounts receivable, as follows:

	Net Sales		Accounts Receivable, Net
	Nine Months Ended March 31,		March 31,	June 30,
	2012	2011	2012	2011
BMW	20%	20%	14%	17%
Audi/Volkswagen	13%	15%	10%	9%
Other customers	67%	65%	76%	74%

Total	100%	100%	100%	100%

We anticipate that BMW and Audi/Volkswagen will continue to account for a significant portion of our net sales and net accounts receivable for the foreseeable future. Our customers are not obligated to any long-term purchase of our products.

Note 19 – Commitments and Contingencies

At March 31, 2012, we were subject to legal claims and litigation arising in the ordinary course of business, including the matters described below. The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

On January 16, 2008, the Kim Plaintiff filed an amended complaint. The amended complaint, which extended the Class Period through January 11, 2008, contended that, in addition to the violations alleged in the original complaint, Harman also violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by “knowingly failing to disclose “significant problems” relating to its portable navigation device sales forecasts, production, pricing, and inventory” prior to January 14, 2008. The amended complaint claimed that when “Defendants revealed for the first time on January 14, 2008 that shifts in PND sales would adversely impact earnings per share by more than $1.00 per share in fiscal 2008,” that led to a further decline in our share value and additional losses to the plaintiff class.

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

On May 2, 2008, Lead Plaintiff filed a consolidated class action complaint (the “Consolidated Complaint”). The Consolidated Complaint, which extends the Class Period through February 5, 2008, contends that Harman and certain of our officers and directors violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, by issuing false and misleading disclosures regarding our financial condition in fiscal year 2007 and fiscal year 2008. In particular, the Consolidated Complaint alleges that defendants knowingly or recklessly failed to disclose material adverse facts about MyGIG radios, portable navigation devices and our capital expenditures. The Consolidated Complaint alleges that when Harman’s true financial condition became known to the market, the price of our common stock declined significantly, causing losses to the plaintiff class.

On July 3, 2008, defendants moved to dismiss the Consolidated Complaint in its entirety. Lead Plaintiff opposed the defendants’ motion to dismiss on September 2, 2008, and defendants filed a reply in further support of their motion to dismiss on October 2, 2008. The motion is now fully briefed. As of March 31, 2012, the case remained open with no new developments.

Patrick Russell v. Harman International Industries, Incorporated, et al.

Patrick Russell (the “Russell Plaintiff”) filed a complaint on December 7, 2007 in the United States District Court for the District of Columbia and an amended purported putative class action complaint on June 2, 2008 against Harman and certain of our officers and directors alleging violations of the Employee Retirement Income Security Act of 1974 (“ERISA”) and seeking, on behalf of all participants in and beneficiaries of the Savings Plan, compensatory damages for losses to the Savings Plan as well as injunctive relief, imposition of a constructive trust, restitution, and other monetary relief. The amended complaint alleges that from April 26, 2007 to the present defendants failed to prudently and loyally manage the Savings Plan’s assets, thereby breaching their fiduciary duties in violation of ERISA by causing the Savings Plan to invest in our common stock notwithstanding that the stock allegedly was “no longer a prudent investment for the Participants’ retirement savings.” The amended complaint further claims that, during the Class Period, defendants failed to monitor the Savings Plan fiduciaries, failed to provide the Savings Plan fiduciaries with, and to disclose to Savings Plan participants, adverse facts regarding Harman and our businesses and prospects. The Russell Plaintiff also contends that defendants breached their duties to avoid conflicts of interest and to serve the interests of participants in and beneficiaries of the Savings Plan with undivided loyalty. As a result of these alleged fiduciary breaches, the amended complaint asserts that the Savings Plan has “suffered substantial losses, resulting in the depletion of millions of dollars of the retirement savings and anticipated retirement income of the Savings Plan’s Participants.”

On March 24, 2008, the Court ordered, for pretrial management purposes only, the consolidation of Patrick Russell v. Harman International Industries, Incorporated, et al. with In re Harman International Industries, Inc. Securities Litigation.

Defendants moved to dismiss the complaint in its entirety on August 5, 2008. The Russell Plaintiff opposed the defendants’ motion to dismiss on September 19, 2008, and defendants filed a reply in further support of their motion to dismiss on October 20, 2008. The motion is now fully briefed. As of March 31, 2012, the case remained open with no new developments.

Infotainment Supply Arrangements

We have arrangements with our infotainment customers to provide products that meet predetermined technical specifications and delivery dates. In the event that we do not satisfy the performance obligations under these arrangements, we may be required to indemnify the customer. We accrue for any loss that we expect to incur under these arrangements when that loss is probable and can be reasonably estimated. For the three months ended March 31, 2012 and 2011, we did not incur any costs relating to delayed delivery of product to an infotainment customer. For the nine months ended March 31, 2012 and 2011, we incurred $4.6 million and $4.7 million, respectively, of costs in each period relating to delayed delivery of product to an infotainment customer. An inability to meet performance obligations on infotainment platforms to be delivered in future periods could adversely affect our results of operations, cash flows and financial condition.

Note 20 – Acquisition

On July 22, 2011 (the “Acquisition Date”), we and our wholly-owned subsidiary, Harman Holding Limited (“Harman Holding”), entered into an equity securities purchase agreement with a group of sellers (the “MWM Sellers”), to acquire all of the issued and outstanding equity interests of MWM Acoustics, a leading provider of high performance embedded acoustic solutions (the “MWM Acquisition”), for a purchase price of $80.0 million (the “Fixed Purchase Price”), plus a working capital adjustment of $0.1 million which was determined within 60 days of the Acquisition Date and has been paid. On the Acquisition Date, we and Harman Holding paid the MWM Sellers a total of $72.0 million. The remainder of the Fixed Purchase Price of $8.0 million will be payable on the later of December 31, 2012, or upon the resolution of any outstanding indemnification claims. The MWM Acquisition is also subject to a $57.0 million earn-out, which is payable contingent on the achievement of certain financial targets in the fiscal year ended June 30, 2014. Our preliminary valuation of the contingent consideration is $22.1 million. The MWM Acquisition complements and expands our existing microphone and embedded acoustic business and provides access to MWM Acoustics’ blue-chip customer base.

The total estimated cost of the MWM Acquisition, including the fair value of the contingent consideration, was allocated to the assets acquired and liabilities assumed based on their preliminary fair values at the Acquisition Date, as follows:

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

Based on our preliminary valuation, goodwill and intangibles were recorded in connection with the acquisition based on third-party valuations and management’s estimates for those acquired intangible assets. The valuation of the acquired net assets is subject to change as we obtain additional information for our estimates during the measurement period. The primary areas of those purchase price allocations that are not yet finalized relate to identifiable intangible assets, certain legal matters, the achievement of the earn-out and residual goodwill. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Of the $79.8 million of goodwill recognized, approximately $35.6 million is deductible for tax purposes. Intangible assets included customer relationships of $19.2 million with an approximate useful life of ten years and technology of $1.4 million with an approximate useful life of four years. Expenses of $0 and $0.9 million were recognized in connection with this acquisition and are included in SG&A in our Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2012, respectively. The operating results of MWM Acoustics are included in our Lifestyle segment. Pro-forma financial information has not been presented as the MWM Acquisition is not material to our results of operations.

Note 21 – Related Party Transactions

In December 2009, we entered into a three-year agreement for engineering and software development services with Neusoft Corporation (“Neusoft”), a Shanghai exchange listed technology solutions provider. A member of our Board of Directors is the Chairman and CEO of Neusoft.

On April 20, 2010, our former subsidiary, innovative Systems GmbH (“IS”) entered into an asset purchase and business transfer agreement (the “Asset Purchase Agreement”) with Neusoft Technology Solutions GmbH (“Neusoft Technology”), which is a subsidiary of Neusoft, for the sale of certain tangible assets located at IS’s facility in Hamburg, Germany. This transaction closed on June 1, 2010. As part of the Asset Purchase Agreement, IS and Neusoft Technology entered into a five-year agreement for engineering and software development services related to IS’s vehicle navigation business (the “Services Agreement”). Under the terms of the Asset Purchase Agreement, IS transferred at closing certain tangible assets and employment relationships to Neusoft Technology and received consideration of €6 million. Our subsidiary, Harman Becker Automotive Systems GmbH (“HBAS”) and Neusoft Europe AG, a subsidiary of Neusoft, are guarantors under the terms of the Asset Purchase Agreement and the Services Agreement. IS was merged into HBAS in fiscal year 2011. During the three months ended March 31, 2012 and 2011, we incurred total expenses of $8.2 million and $8.3 million, respectively, for engineering and software development services with Neusoft Technology and Neusoft. During the nine months ended March 31, 2012 and 2011, we incurred total expenses of $24.4 million and $19.7 million, respectively, for engineering and software development services with Neusoft Technology and Neusoft.

Note 22 – Sale of Intellectual Property

Effective February 15, 2011, we entered into an agreement with a third party pursuant to which we monetized certain intellectual property rights. Income of zero and $16.2 million was recognized in connection with this transaction, which is included in the Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, respectively, and was $0.3 million and $16.2 million for the nine months ended March 31, 2012 and 2011, respectively, under the caption Sale of intellectual property.

Note 23 – Subsequent Events

Dividend Declaration

On April 30, 2012, we declared a cash dividend of $0.075 per share for the quarter ended March 31, 2012. The quarterly dividend will be paid on May 24, 2012 to each stockholder of record as of the close of business on May 10, 2012.

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

We believe that innovation is an important element to gaining market acceptance of our products and strengthening our market position. We have a history of leveraging our continuous technological innovation across all of the markets we serve. We have a well-deserved reputation for delivering premium audio and infotainment solutions across a full spectrum of applications. We believe that our technological innovation, the quality of our products and our reputation for on-time delivery have resulted in a substantial amount of awarded Infotainment and Lifestyle business. We have a cumulative estimated $13.9 billion of future awarded Infotainment and Lifestyle automotive business as of March 31, 2012, which represents the estimated future lifetime net sales for all customers. Our future awarded business does not represent firm customer orders. We calculate our awarded business using various assumptions including global vehicle production forecasts, customer take rates for our products, revisions to product life cycle estimates and the impact of annual price reductions, among other factors. These assumptions are updated on an annual basis. We update our estimates quarterly by adding the value of new awards received and subtracting sales recorded during the quarter. We believe our currently awarded automotive business will position us well for follow-on and new business with these existing customers.

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

We believe significant opportunities exist to grow our business in all three of our business segments in emerging markets such as Brazil, Russia, India and China (“BRIC”). To execute this strategy, we have hired dedicated regional country staff and managers in these markets. During the three months ended March 31, 2012, sales grew in these emerging markets to $129.8 million, an increase of $28.5 million, or 28.2 percent over the prior year. During the nine months ended March 31, 2012, sales grew in these emerging markets to $381.4 million, an increase of $88.1 million, or 30.0 percent over the prior year amounts. We expect our market share to continue to grow significantly in these countries.

We continue to focus our efforts on improving our cost structure to enable us to remain competitive. We continue to roll out our global marketing campaign, featuring some of the world’s most prominent artists such as Jennifer Lopez, Sir Paul McCartney and Tim McGraw, in order to increase brand awareness and support growth and market share gains across our entire business.

Critical Accounting Policies

For the three and nine months ended March 31, 2012, there were no significant changes to our critical accounting policies and estimates from those disclosed in the consolidated financial statements and the related notes included in our 2011 Annual Report, except for recently adopted accounting standards disclosed in Note 2 – New Accounting Standards in the Notes to the Condensed Consolidated Financial Statements for the three and nine months ended March 31, 2012.

Recently Issued Accounting Standards

Refer to Note 2 – New Accounting Standards in the Notes to the Condensed Consolidated Financial Statements for a summary of recently issued accounting standards.

Results of Operations

Net Sales

Net sales for the three months ended March 31, 2012 were $1.096 billion compared to $948.2 million in the same period in the prior year, an increase of 16 percent, or 19 percent excluding foreign currency translation. Net sales increased in all of our operating segments compared to the same period in the prior year. The increase in net sales was primarily in our Infotainment and Lifestyle segments, and was partially driven by new infotainment product launches, increases in net sales of scalable and mid-level infotainment systems, increases in sales of our audio products to automotive manufacturers, surcharges to certain automotive audio customers to recover increased costs on rare earth minerals, and the addition of MWM Acoustics, LLC and certain related entities (“MWM Acoustics”), a group of companies we acquired in July 2011 in our Lifestyle segment. These increases were partially offset by unfavorable currency translation of $25.3 million.

Net sales for the nine months ended March 31, 2012 were $3.273 billion compared to $2.741 billion in the same period in the prior year, an increase of 19 percent both including and excluding foreign currency translation. Net sales increased in all of our operating segments compared to the same period in the prior year. The increase in net sales was primarily in our Infotainment and our Lifestyle segments, and was partially driven by new infotainment product launches and higher production volumes partially driven by a temporary increase in sales due to the inability of a competitor to supply its customers, increases in sales of our audio products to automotive manufacturers, surcharges to certain automotive audio customers to recover increased costs on rare earth minerals, increases in net sales of scalable and mid-level infotainment systems, the addition of MWM Acoustics in our Lifestyle segment and favorable foreign currency translation of $17.4 million.

A summary of our net sales by business segment is presented below:

	$00000	$00000	$00000	$00000	$00000	$00000	$00000	$00000
	Three Months Ended March 31,				Nine Months Ended March 31,
	2012	%	2011	%	2012	%	2011	%
Net sales:
Infotainment	$610,056	56%	$529,980	56%	$1,813,213	55%	$1,476,823	54%
Lifestyle	332,048	30%	276,490	29%	1,000,641	31%	835,053	30%
Professional	152,815	14%	141,541	15%	458,697	14%	428,754	16%
Other	756	—	185	—	756	—	593	—

Total	$1,095,675	100%	$948,196	100%	$3,273,307	100%	$2,741,223	100%

Infotainment – Net sales for the three months ended March 31, 2012 increased $80.1 million or 15.1 percent compared to the same period in the prior year, or 19.3 percent excluding foreign currency translation. The increase in net sales was driven by increased demand in the luxury automotive segment, increases in scalable infotainment system sales and continued growth in BRIC. These increases were partially offset by unfavorable foreign currency translation of $18.8 million.

Net sales for the nine months ended March 31, 2012 increased $336.4 million or 22.8 percent compared to the same period in the prior year, or 21.8 percent excluding foreign currency translation. The increase in net sales was driven by new product launches, higher production volumes, extension of current product offerings on new vehicle platforms, and favorable foreign currency translation of $11.7 million. In addition, we had a temporary increase in net sales in the first quarter of fiscal year 2012, related to the Japanese earthquake and tsunami in fiscal year 2011, due to the inability of a competitor to supply its customers.

Lifestyle – Net sales for the three months ended March 31, 2012 increased $55.6 million, or 20.1 percent, compared to the same period in the prior year, or 22.4 percent excluding foreign currency translation. The increase in net sales was primarily due to increased demand in the luxury automotive segment, higher sales in BRIC, surcharges to certain automotive audio customers to recover increased costs on rare earth minerals, the addition of MWM Acoustics and increases in home and multimedia product sales. These increases were partially offset by unfavorable foreign currency translation of $5.3 million.

Net sales for the nine months ended March 31, 2012 increased $165.6 million, or 19.8 percent, compared to the same period in the prior year, or 19.4 percent excluding foreign currency translation. The increase in net sales was primarily due to higher automotive audio net sales in Europe and North America, surcharges to certain automotive audio customers to recover increased costs on rare earth minerals, the addition of MWM Acoustics, increases in home and multimedia product sales and favorable foreign currency translation of $2.7 million.

Professional – Net sales for the three months ended March 31, 2012 increased $11.3 million or 8.0 percent compared to the same period in the prior year, or 8.9 percent excluding foreign currency translation. The increase in net sales was primarily due to new product introductions and the development of emerging market distribution channels, partially offset by unfavorable foreign currency translation of $1.2 million.

Net sales for the nine months ended March 31, 2012 increased $29.9 million or 7.0 percent compared to the same period in the prior year, or 6.2 percent excluding foreign currency translation. The increase in net sales was primarily due to new product introductions, the development of emerging market distribution channels and favorable foreign currency translation of $3.1 million.

Gross Profit

Gross profit as a percentage of net sales increased 0.5 percentage points to 26.7 percent for the three months ended March 31, 2012 compared to 26.2 percent of net sales in the same period in the prior year. Gross profit as a percentage of net sales increased in our Infotainment segment primarily due to higher sales volumes leveraged over a lower cost base driven by productivity improvement programs and favorable product mix, partially offset by increased costs for hard disk drive components due to the recent flooding in Thailand. Gross profit as a percentage of net sales declined in our Lifestyle and Professional segments due to higher costs for rare earth neodymium magnets, a key component in speakers and investments in production capacity to support future growth.

Gross profit as a percentage of net sales was flat at 27.1 percent for each of the nine months ended March 31, 2012 and 2011. Gross profit as a percentage of net sales increased in our Infotainment segment primarily due to higher sales volumes leveraged over a lower cost base driven by productivity improvement programs, partially offset by increased costs for hard disk drive components due to the recent flooding in Thailand. Gross profit as a percentage of net sales declined in our Lifestyle and Professional segments due to higher costs for rare earth neodymium magnets, a key component in speakers and investments in production capacity to support future growth.

A summary of our gross profit by business segment is presented below:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2012	Percentage of Net Sales	2011	Percentage of Net Sales	2012	Percentage of Net Sales	2011	Percentage of Net Sales
Gross profit:
Infotainment	$138,759	22.7%	$99,468	18.8%	$421,534	23.2%	$294,830	20.0%
Lifestyle	92,176	27.8%	90,911	32.9%	282,981	28.3%	271,625	32.5%
Professional	60,203	39.4%	58,256	41.2%	179,792	39.2%	175,072	40.8%
Other	1,492	—	190	—	1,504	—	609	—

Total	$292,630	26.7%	$248,825	26.2%	$885,811	27.1%	$742,136	27.1%

Infotainment – Gross profit as a percentage of net sales increased 3.9 percentage points to 22.7 percent for the three months ended March 31, 2012 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was primarily due to higher sales volumes leveraged over a lower cost base driven by productivity improvement programs, favorable product mix related to increases in scalable infotainment systems, partially offset by increased costs for hard disk drive components due to the recent flooding in Thailand.

Gross profit as a percentage of net sales increased 3.2 percentage points to 23.2 percent for the nine months ended March 31, 2012 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was primarily due to higher sales volumes leveraged over a lower cost base driven by productivity improvement programs, partially offset by increased costs for hard disk drive components related to the recent flooding in Thailand.

Lifestyle – Gross profit as a percentage of net sales decreased 5.1 percentage points to 27.8 percent for the three months ended March 31, 2012 compared to the same period in the prior year. The decrease in gross profit as a percentage of net sales was primarily due to the dilutive impact from our implementation of a rare earth mineral cost surcharge program and investments in production capacity to support future growth. The surcharges only recover the increased cost of the rare earth minerals and therefore provide no gross profit, resulting in a decline in gross profit as a percentage of net sales.

Gross profit as a percentage of net sales decreased 4.2 percentage points to 28.3 percent for the nine months ended March 31, 2012 compared to the same period in the prior year. The decrease in gross profit as a percentage of net sales was primarily due to the dilutive impact from our implementation of a rare earth mineral cost surcharge program and investments in production capacity to support future growth. The surcharges only recover the increased cost of the rare earth minerals and therefore provide no gross profit, resulting in a decline in gross profit as a percentage of net sales.

Professional – Gross profit as a percentage of net sales decreased 1.8 percentage points to 39.4 percent for the three months ended March 31, 2012 compared to the same period in the prior year. The decrease in gross profit as a percentage of net sales was primarily due to higher net costs for rare earth neodymium magnets, a key component in speakers, as well as investments in production capacity to support future growth and higher freight costs.

Gross profit as a percentage of net sales decreased 1.6 percentage points to 39.2 percent for the nine months ended March 31, 2012 compared to the same period in the prior year. The decrease in gross profit as a percentage of net sales was primarily due to higher net costs for rare earth neodymium magnets, a key component in speakers, as well as investments in production capacity to support future growth and higher freight costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $232.8 million for the three months ended March 31, 2012 compared to $211.4 million in the same period in the prior year, an increase of $21.4 million. As a percentage of net sales, SG&A decreased 1.1 percentage points in the three months ended March 31, 2012 compared to the same period in the prior year. The increase in SG&A was primarily due to higher research and development expenses (“R&D”) of $3.9 million and higher selling expenses, partially offset by favorable foreign currency translation of $4.7 million.

SG&A were $656.7 million for the nine months ended March 31, 2012 compared to $594.1 million in the same period in the prior year, an increase of $62.6 million. As a percentage of net sales, SG&A decreased 1.6 percentage points in the nine months ended March 31, 2012 compared to the same period in the prior year. The increase in SG&A was primarily due to higher R&D of $26.4 million, higher selling and advertising expenses and unfavorable foreign currency translation of $4.3 million, partially offset by the receipt of $4.0 million of business interruption insurance proceeds related to the Japanese earthquake and tsunami.

A summary of SG&A by business segment is presented below:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2012	Percentage of Net Sales	2011	Percentage of Net Sales	2012	Percentage of Net Sales	2011	Percentage of Net Sales
SG&A:
Infotainment	$95,071	15.6%	$94,114	17.8%	$281,108	15.5%	$250,338	17.0%
Lifestyle	63,004	19.0%	58,359	21.1%	181,143	18.1%	172,993	20.7%
Professional	46,678	30.5%	38,693	27.3%	121,823	26.6%	108,679	25.3%
Other	28,002	*	20,196	*	72,607	*	62,098	*

Total	$232,755	21.2%	$211,362	22.3%	$656,681	20.1%	$594,108	21.7%

*	Percent not meaningful.

Infotainment – SG&A increased $1.0 million to $95.1 million for the three months ended March 31, 2012 compared to the same period in the prior year. The increase in SG&A was primarily due to $6.2 million of higher R&D, partially offset by favorable foreign currency translation of $3.3 million. As a percentage of net sales, SG&A decreased 2.2 percentage points to 15.6 percent for the three months ended March 31, 2012 compared to the same period in the prior year. R&D increased $6.2 million to $59.1 million, or 9.7 percent of net sales in the three months ended March 31, 2012, compared to $52.9 million, or 10.0 percent of net sales in the same period in the prior year. The increase in R&D was primarily related to critical new product launches.

SG&A increased $30.8 million to $281.1 million for the nine months ended March 31, 2012 compared to the same period in the prior year. The increase in SG&A was primarily due to $29.8 million of higher R&D and unfavorable foreign currency translation of $2.4 million. As a percentage of net sales, SG&A decreased 1.5 percentage points to 15.5 percent for the nine months ended March 31, 2012 compared to the same period in the prior year. R&D increased $29.8 million to $172.8 million, or 9.5 percent of net sales in the nine months ended March 31, 2012, compared to $142.9 million, or 9.7 percent of net sales in the same period in the prior year. The increase in R&D was primarily related to critical new product launches.

Lifestyle – SG&A increased $4.6 million to $63.0 million for the three months ended March 31, 2012, compared to the same period in the prior year, primarily due to higher selling expenses, increased start-up costs in emerging markets and the addition of MWM Acoustics, partially offset by favorable foreign currency translation of $1.1 million. As a percentage of net sales, SG&A decreased 2.1 percentage points to 19.0 percent for the three months ended March 31, 2012 compared to the same period in the prior year. R&D increased $0.5 million to $14.4 million, or 4.3 percent of net sales in the three months ended March 31, 2012 compared to $13.9 million, or 5.0 percent of net sales in the same period in the prior year.

SG&A increased $8.2 million to $181.1 million for the nine months ended March 31, 2012, compared to the same period in the prior year, primarily due to higher selling expenses, increased start-up costs in emerging markets, the addition of MWM Acoustics and unfavorable foreign currency translation of $1.2 million. These increases were partially offset by the receipt of $4.0 million of business interruption insurance proceeds related to the Japanese earthquake and tsunami. As a percentage of net sales, SG&A decreased 2.6 percentage points to 18.1 percent for the nine months ended March 31, 2012 compared to the same period in the prior year. R&D increased $0.3 million to $42.2 million, or 4.2 percent of net sales in the nine months ended March 31, 2012, compared to $41.9 million, or 5.0 percent of net sales in the same period in the prior year.

Professional – SG&A increased $8.0 million to $46.7 million for the three months ended March 31, 2012, compared to the same period in the prior year. As a percentage of net sales, SG&A increased 3.2 percentage points to 30.5 percent for the three months ended March 31, 2012 compared to the same period in the prior year. The increase was primarily due to higher restructuring expenses and higher selling expenses related to the increase in net sales. R&D decreased $0.5 million to $8.1 million, or 5.3 percent of net sales in the three months ended March 31, 2012 compared to $8.6 million, or 6.1 percent of net sales in the same period in the prior year.

SG&A increased $13.1 million to $121.8 million for the nine months ended March 31, 2012, compared to the same period in the prior year. As a percentage of net sales, SG&A increased 1.2 percentage points to 26.6 percent for the nine months ended March 31, 2012 compared to the same period in the prior year. R&D decreased $0.4 million to $26.4 million, or 5.8 percent of net sales in the nine months ended March 31, 2012, compared to $26.8 million, or 6.3 percent of net sales in the same period in the prior year.

Other – Other SG&A includes compensation, benefit and occupancy costs for corporate employees, new technology innovation and expenses associated with our corporate brand identity campaign. Other SG&A increased $7.8 million to $28.0 million for the three months ended March 31, 2012 compared to the same period in the prior year, primarily due to higher advertising and marketing expenses related to the launch of our global brand awareness campaign.

Other SG&A increased $10.5 million to $72.6 million for the nine months ended March 31, 2012, compared to the same period in the prior year, primarily due to higher advertising and marketing expenses related to the launch of our global brand awareness campaign.

Restructuring

Our restructuring program that is designed to improve our global footprint, cost structure, technology portfolio, human resources and internal processes continues. During the three and nine months ended March 31, 2012 and 2011, we continued to refine and expand on activities launched in prior years. During the nine months ended March 31, 2012, significant new programs were launched to: (i) optimize certain research and development and supply chain functions; (ii) outsource certain manufacturing capabilities; and (iii) divest or sublease facilities no longer needed to support current operations. During the nine months ended March 31, 2011, we announced the relocation of certain manufacturing activities from Washington, Missouri to Mexico and the outsourcing of certain manufacturing activities to third party suppliers.

A summary and components of our restructuring activities are as follows and include accruals for new programs as well as revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Severance Related Costs	Third Party Contractor Termination Costs	Facility Closure and Other Related Costs	Asset Impairments (1)	Total
Liability, June 30, 2011	$31,762	$0	$7,860	$0	$39,622
Expense (2)	1,735	315	6,394	1,976	10,420
Accumulated depreciation offset	0	0	0	(1,976)	(1,976)
Payments	(5,845)	(298)	(2,841)	0	(8,984)
Foreign currency translation	(1,528)	0	0	0	(1,528)

Liability, March 31, 2012	$26,124	$17	$11,413	$0	$37,554

Liability, June 30, 2010	$33,036	$0	$7,562	$0	$40,598
Expense (2)	7,002	0	2,664	2,049	11,715
Accumulated depreciation offset	0	0	0	(2,049)	(2,049)
Payments	(13,452)	0	(3,046)	0	(16,498)
Foreign currency translation	2,987	0	85	0	3,072

Liability, March 31, 2011	$29,573	$0	$7,265	$0	$36,838

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

Restructuring liabilities are recorded in Accrued liabilities and Other non-current liabilities in our Condensed Consolidated Balance Sheets.

Restructuring expenses by reporting business segment are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Infotainment	$247	$3,128	$339	$5,916
Lifestyle	370	2,962	710	3,670
Professional	6,755	1,713	8,112	(206)
Other	(762)	20	(717)	286

Total	6,610	7,823	8,444	9,666
Asset Impairments	898	1,716	1,976	2,049

Total	$7,508	$9,539	$10,420	$11,715

Sale of Intellectual Property

Effective February 15, 2011, we entered into an agreement with a third party pursuant to which we monetized certain intellectual property rights. Income of zero and $16.2 million was recognized in connection with this transaction, which is included in the Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, respectively, and was $0.3 million and $16.2 million for the nine months ended March 31, 2012, respectively, under the caption Sale of intellectual property and is reported in our Infotainment segment.

Goodwill

During the three and nine months ended March 31, 2012, we recorded $0 and $79.8 million, respectively, of goodwill in our Lifestyle segment, associated with the acquisition of MWM Acoustics. Refer to Note 20 – Acquisition in the Notes to the Condensed Consolidated Financial Statements for more information.

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

Operating Income

Operating income for the three months ended March 31, 2012 was $59.9 million or 5.5 percent of net sales compared to operating income of $53.6 million, or 5.7 percent of net sales, in the same period in the prior year. The increase in operating income was primarily due to higher gross profit in the three months ended March 31, 2012 compared to the same period in the prior year, due to leveraging a higher sales volume across a reduced cost base, partially offset by higher SG&A, as well as the impact of the sale of intellectual property rights in the same period in the prior year.

Operating income for the nine months ended March 31, 2012 was $229.4 million or 7.0 percent of net sales compared to operating income of $164.2 million, or 6.0 percent of net sales, in the same period in the prior year. The increase in operating income was primarily due to higher gross profit in the nine months ended March 31, 2012 compared to the same period in the prior year, due to leveraging a higher sales volume across a reduced cost base, partially offset by higher SG&A, as well as the impact of the sale of intellectual property rights in the same period in the prior year.

Interest Expense, Net

Interest expense, net, was $5.4 million for the three months ended March 31, 2012 compared to $5.3 million of interest expense, net, in the same period in the prior year. Interest expense, net, for the three months ended March 31, 2012 included interest income of $1.3 million and interest expense of $6.7 million, of which $2.0 million was cash interest and $4.7 million was noncash interest associated with the amortization of the debt discount on our $400 million of 1.25 percent convertible senior notes (the “Convertible Senior Notes”) and amortization of debt issuance costs on the Convertible Senior Notes and our revolving credit facility. Interest expense, net, for the three months ended March 31, 2011 included interest income of $2.1 million and interest expense of $7.4 million, of which $2.9 million was cash interest and $4.5 million was noncash interest associated with the amortization of the debt discount on the Convertible Senior Notes and amortization of debt issuance costs on the Convertible Senior Notes and our revolving credit facility.

Interest expense, net, was $14.7 million for the nine months ended March 31, 2012 compared to $17.2 million of interest expense, net, in the same period in the prior year. Interest expense, net, for the nine months ended March 31, 2012 included interest income of $5.5 million and interest expense of $20.2 million, of which $5.8 million was cash interest and $14.4 million was noncash interest associated with the amortization of the debt discount on the Convertible Senior Notes and amortization of debt issuance costs on the Convertible Senior Notes and our revolving credit facility. Interest expense, net, for the nine months ended March 31, 2011 included interest income of $7.2 million and interest expense of $24.4 million, of which $7.1 million was cash interest and $17.3 million was noncash interest associated with the amortization of the debt discount on the Convertible Senior Notes and amortization of debt issuance costs on the Convertible Senior Notes and our revolving credit facility.

Foreign Exchange Losses, Net

Foreign currency exchange gains and losses resulting from the remeasurement of certain foreign currency denominated monetary assets and liabilities are included in Foreign exchange losses, net in our Condensed Consolidated Statements of Income. Effective July 1, 2011, we changed the functional currency of two of our foreign subsidiaries to the U.S. Dollar to reflect a change in the currency in which such subsidiaries primarily generate and expend cash. In addition, we recognized approximately zero and $1.4 million as Foreign exchange losses, net in our Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2012, respectively, due to the revaluation of certain derivative instruments held at these subsidiaries because we did not meet the requisite documentation requirements to attain hedge accounting treatment. As of January 1, 2012, the documentation was amended to achieve hedge accounting treatment going forward. We also include gains and losses from forward points on certain derivative foreign currency forward contracts that are excluded from hedge effectiveness testing in Foreign exchange losses, net in our Condensed Consolidated Statements of Income. Refer to Note 13 – Derivatives in the Notes to the Condensed Consolidated Financial Statements for more information.

Miscellaneous, Net

Net miscellaneous expenses consisting primarily of bank charges were $0.8 million for the three months ended March 31, 2012, compared to $1.3 million in the same period in the prior year and were $4.2 million for the nine months ended March 31, 2012, compared to $4.6 million in the same period in the prior year.

Income Tax Expense, Net

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income. Income tax benefit for the three months ended March 31, 2012 was $119.1 million, compared to the income tax expense of $10.3 million for the same period in the prior year. The effective tax rate for the three months ended March 31, 2012 was (222.5) percent, compared to 22.0 percent for the same period in the prior year. The change in the effective tax rate for the three months ended March 31, 2012 compared to the same period in the prior year was primarily due to the release of the valuation allowance described below.

Income tax benefit for the nine months ended March 31, 2012 was $81.5 million, compared to the income tax expense of $24.6 million for the same period in the prior year. The effective tax rate for the nine months ended March 31, 2012 was (41.0) percent, compared to 17.4 percent for the same period in the prior year. The change in the effective tax rate for the nine months ended March 31, 2012 compared to the same period in the prior year was primarily due to the release of the valuation allowance described below.

As described in Note 1 – Summary of Significant Accounting Policies and Note 13 – Income Taxes in the Notes to the Consolidated Financial Statements in our 2011 Annual Report, in assessing the recoverability of deferred tax assets, we regularly consider whether some portion or all of the deferred tax assets will not be realized based on the recognition threshold and measurement of a tax position. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies and, if applicable, the expiration of loss carryforwards and credits in making this assessment.

In the third quarter of fiscal 2012, we achieved three cumulative years of positive U.S. GAAP pre-tax income and taxable income in the U.S. As a result of such earnings trends and based upon our projections for future taxable income of the proper character over the periods in which the deferred tax assets are recoverable, we believe that it is more likely than not that we will realize the benefits of the net deferred tax assets of $365.6 million at March 31, 2012. Therefore, during the quarter ended March 31, 2012, we realized a non-cash tax benefit of $124.2 million related to a reduction of our deferred tax valuation allowance on certain of our net U.S. deferred tax assets. We have reflected this non-cash tax benefit in the tax provision which has increased net income for the three and nine months ended March 31, 2012. If future operating and business conditions were to differ significantly, we would reassess the ability to realize the net deferred tax assets. If it were to become more likely than not that we would not be able to realize the deferred tax assets, then all or a portion of the valuation allowance may need to be re-established, which would result in a charge to tax expense.

As of March 31, 2012, unrecognized tax benefits and the related interest were $32.8 million and $1.1 million, respectively; all but $1.7 million would affect the tax rate if recognized. During the three and nine months ended March 31, 2012, we recorded tax reserves on uncertain tax positions in the amount of $0.4 million and $1.3 million, respectively. During the three and nine months ended March 31, 2012, we recorded additional interest expense on uncertain tax positions of $0.1 million and $0.2 million, respectively.

Financial Condition

Liquidity and Capital Resources

We primarily finance our working capital requirements through cash generated by operations, borrowings under our revolving credit facility and trade credit. Cash and cash equivalents were $640.6 million at March 31, 2012 compared to $603.9 million at June 30, 2011. During the nine months ended March 31, 2012, our cash and cash equivalent balance increased $36.7 million. The increase in cash was primarily due to higher net income, partially offset by higher purchases of inventories, higher accounts receivable related to higher net sales, foreign currency translation, the acquisition of MWM Acoustics, capital expenditures and the funding of new product development.

We believe that our existing cash and cash equivalents of $640.6 million and our short-term investments of $127.2 million at March 31, 2012, together with our expected future operating cash flows, and our availability of $541.5 million under our existing revolving credit facility, will be sufficient to cover our working capital needs, capital expenditures, including major investments related to manufacturing and research facilities in China, debt service, including the repayment of the Convertible Senior Notes in October 2012, share buy-back program, acquisitions, commitments and quarterly dividends for at least the next 12 months.

Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and maintain access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors beyond our control. We earn a significant amount of our operating income outside the U.S., the majority of which is deemed to be permanently reinvested in foreign jurisdictions. For at least the next 12 months, we have sufficient cash in the U.S., availability under our existing revolving credit facility and forecasted domestic cash flow to sustain our operating activities and cash commitments for investing and financing activities, such as quarterly dividends and repayment of debt. In addition, we expect existing foreign cash and cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months. As of March 31, 2012, Cash and cash equivalents and Short-term investments of $217.8 million and $60.8 million, respectively, were held in the U.S. and $422.8 million and $66.4 million, respectively, were held by us in foreign jurisdictions. We repatriated $100 million of cash to the U.S. from Germany in the three and nine months ended March 31, 2012. As of June 30, 2011, Cash and cash equivalents and Short-term investments of $67.1 million and $70.7 million, respectively, were held by us in the U.S. and $536.8 million and $246.6 million, respectively, were held by us in foreign jurisdictions. Below is a more detailed discussion of our cash flow activities during the nine months ended March 31, 2012.

Operating Activities

For the nine months ended March 31, 2012, our net cash provided by operating activities was $32.9 million, compared to $135.0 million in the same period in the prior year. The decrease in operating cash flows compared to the same period in the prior year was primarily due to higher accounts receivable related to increased sales, higher purchases of inventories in anticipation of future sales, increases in other current assets related to the surcharge on rare earth minerals, partially offset by higher operating income and lower payments to vendors for accounts payable and accrued liabilities. At March 31, 2012, working capital, excluding cash, short-term investments, current portion of long-term debt and short-term debt, was $440.8 million, compared with $141.5 million at June 30, 2011. The increase was primarily due to higher accounts receivable, inventory and other current assets, as well as lower accrued liabilities and accrued warranties.

Investing Activities

Net cash provided by investing activities was $40.5 million for the nine months ended March 31, 2012, compared to $405.1 million used in investing activities in the same period in the prior year. The increase in net cash provided by investing activities compared to the same period in the prior year was primarily due to higher net maturities of short-term investments, partially offset by the acquisition of MWM Acoustics and higher capital expenditures. Short-term investments consist of commercial paper, short-term deposits and government bonds, time deposits, and treasury bills with original maturities of greater than three months and less than one year. Capital expenditures for the nine months ended March 31, 2012 were $77.8 million, in support of new Infotainment and Lifestyle awards, compared to $64.2 million for the same period in the prior year. Capital spending was also higher due to expansion of production capacity, increases in information technology related programs and product improvement programs. We expect that our run rate for capital expenditures will continue to increase during fiscal year 2012.

Financing Activities

Net cash used in financing activities was $12.4 million in the nine months ended March 31, 2012, compared to $7.9 million used in financing activities in the same period in the prior year. The decrease in cash used was primarily due to $15.9 million of dividends paid to shareholders.

Our total debt at March 31, 2012 was $400.7 million, or $391.6 million, net of discount, primarily comprised of $400.0 million of the Convertible Senior Notes which are shown net of a discount of $9.1 million in our Condensed Consolidated Balance Sheet at March 31, 2012, due to the accounting guidance which is more fully described in Note 9—Debt, in the Notes to the Condensed Consolidated Financial Statements. Also included in total debt are industrial revenue bonds of $0.4 million, included in the current portion of long-term debt, short-term debt of $0.2 million and capital leases and other borrowings of $0.1 million.

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

Revolving Credit Facility

On December 1, 2010 Harman and Harman Holding GmbH & Co., KG, our wholly-owned subsidiary (“Harman KG”), entered into a Multi-Currency Credit Agreement with a group of banks, as amended on December 15, 2011 (the “Credit Agreement”). At March 31, 2012 and June 30, 2011, we had no borrowings under the Credit Agreement and had outstanding letters of credit of $8.5 million and $7.3 million, respectively. At March 31, 2012 and June 30, 2011, unused available credit under the Credit Agreement was $541.5 million and $542.7 million, respectively. If we experience a significant decline in our operating results, we could violate our debt covenants and, absent a waiver from our lenders or an amendment to the Credit Agreement, we could be in default under the Credit Agreement. As a result, our debt under the Credit Agreement could become due, which would have a material adverse effect on our financial condition and results of operations. A default under the Credit Agreement could also lead to an event of default under the indenture governing the Convertible Senior Notes (the “Indenture”), as amended, and accelerate the maturity of the Convertible Senior Notes. As of March 31, 2012, we were in compliance with all the financial covenants of the Credit Agreement. We believe we will be in compliance with these covenants for at least the next 12 months.

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

The term of the Guarantee and Collateral Agreement corresponds with the term of the Credit Agreement, which matures on December 1, 2015. Under the terms of this Guarantee and Collateral Agreement, we have effectively guaranteed the payment of the full amount of borrowings under the Credit Agreement, including outstanding letters of credit, upon maturity. The potential amount of future payments that we would be required to pay under the Guarantee and Collateral Agreement is the amount that we have borrowed under the Credit Agreement, including outstanding letters of credit. At March 31, 2012, we had no borrowings under the Credit Agreement and had outstanding letters of credit of $8.5 million.

Convertible Senior Notes

We had $400 million of Convertible Senior Notes outstanding at March 31, 2012 and June 30, 2011, which are more fully described in Note 9 – Debt in the Notes to the Condensed Consolidated Financial Statements. The Convertible Senior Notes are reported in Current portion of long-term debt in our Condensed Consolidated Balance Sheets at March 31, 2012, as they are due within less than one year.

At March 31, 2012, we were in compliance with all covenants under the Indenture and we believe that we will be in compliance with these covenants for the remaining term of the Indenture, which is less than 12 months.

Equity

Total shareholders’ equity at March 31, 2012 was $1.656 billion compared with $1.424 billion at June 30, 2011. The increase is primarily due to increased net income, net unrealized gains on hedging, and share-based compensation, partially offset by unfavorable foreign currency translation. During the three and nine months ended March 31, 2012, we entered into an agreement with an external broker which provides the structure under which our share buyback program may be facilitated. There were no shares of our common stock repurchased during the nine months ended March 31, 2012.

Off-Balance Sheet Arrangements

We utilize off-balance sheet arrangements in our operations when we enter into operating leases for land, buildings and equipment in the normal course of business, which are not included in our Condensed Consolidated Balance Sheets. In addition, we had outstanding letters of credit of $8.5 million and $7.3 million at March 31, 2012 and June 30, 2011, respectively, that were not included in our Condensed Consolidated Balance Sheets.

Business Outlook

Our future outlook may be negatively impacted due to changes in global economic conditions, in particular the European sovereign debt crisis. This may drive a contraction in consumer discretionary spending. Each quarter we update our estimated cost increases related to the recent constraints in the supply of rare earth minerals, specifically rare earth neodymium magnets, used in our products. We do not expect this to have a negative impact on our profitability in future years. We are currently investigating alternative design solutions utilizing other materials and also have successfully negotiated price increases with some of our customers and are still in negotiations with other customers. To date, we believe our actions, principally price adjustments negotiated with our customers, will be successful in mitigating the impact from this cost increase. In spite of this, we expect our overall year-over-year profitability to improve.

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

Interest Rate Sensitivity/Risk

At March 31, 2012, interest on approximately 99.0 percent of our borrowings was determined on a fixed rate basis. The interest rates on the balance of our debt are subject to changes in U.S. and European short-term interest rates. To assess exposure to interest rate changes on the portion of our debt that does not have a fixed-rate, we have performed a sensitivity analysis assuming a hypothetical 100 basis point increase or decrease in interest rates across all outstanding debt and investments. Our analysis indicates that the effect on net income for the nine months ended March 31, 2012 of such an increase or decrease in interest rates would be approximately $1.5 million.

Foreign Currency Risk

Our significant operations outside the U.S. are in Germany, Hungary, China, the Netherlands, the United Kingdom, Brazil, France, Austria, Switzerland, Singapore, Japan and Mexico. As a result, we are subject to market risks arising from changes in foreign currency exchange rates, principally the change in the value of the Euro versus the U.S. Dollar. Our subsidiaries purchase products and raw materials in various currencies. As a result, we may be exposed to cost changes relative to local currencies in the markets in which we sell our products. To mitigate these transactional risks, we enter into foreign exchange contracts. Foreign currency positions are partially offsetting and are netted against one another to reduce exposure.

Changes in currency exchange rates, principally the change in the value of the Euro compared to the U.S. Dollar, have an impact on our reported results when the financial statements of foreign subsidiaries that use their local currency as their functional currency are translated into U.S. Dollars. Over half of our sales are denominated in Euros. The fluctuation in currency exchange rates, specifically the Euro versus the U.S. Dollar, had a significant impact on earnings for the nine months ended March 31, 2012 compared to the same prior year period due to the strengthening of the Euro relative to the U.S. Dollar. The average exchange rate for the Euro versus the U.S. Dollar for the nine months ended March 31, 2012 increased 1.4 percent from the same period in the prior year.

To assess exposure to changes in currency exchange rates, we prepared an analysis assuming a hypothetical 10 percent change in currency exchange rates across all currencies used by our subsidiaries. This analysis indicated that a 10 percent increase in exchange rates would have increased income before income taxes by approximately $13.8 million and a 10 percent decrease in exchange rates would have decreased income before income taxes by approximately $13.8 million for the nine months ended March 31, 2012.

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

Item 6.	Exhibits

Exhibit No.	Exhibit Description

10.1	Form of Non-Qualified Stock Option Agreement for Officers and Key Employees under the Harman International Industries, Incorporated 2012 (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on April 2, 2012 and hereby incorporated by reference).

31.1	Certification of Dinesh Paliwal pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Herbert Parker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dinesh Paliwal and Herbert Parker, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Calculation Linkbase.*

101.LAB	XBRL Taxonomy Label Linkbase.*

101.PRE	XBRL Presentation Linkbase.*

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following financial information formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2012 and 2011, (ii) Condensed Consolidated Balance Sheets at March 31, 2012 and June 30, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2012 and 2011 and (iv) Notes to the Condensed Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harman International Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harman International Industries, Incorporated

Date: April 30, 2012	By:	/s/ HERBERT K. PARKER
Herbert K. Parker
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)