Form 10-K
period 2012-06-30
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2012-08-10
CIK 800459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was $2,662,339,944 based upon the closing price of the shares on the New York Stock Exchange on that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 67,164,240 shares of common stock, par value $.01 per share, as of July 31, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III.

INDEX

			Page
Forward–Looking Statements			1

Part I
Item	1.	Business	3
Item	1A.	Risk Factors	14
Item	1B.	Unresolved Staff Comments	20
Item	2.	Properties	21
Item	3.	Legal Proceedings	21
		Executive Officers of the Registrant	23
Item	4.	Mine Safety Disclosures	25

Part II
Item	5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
Item	6.	Selected Financial Data	27
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	47
Item	8.	Financial Statements and Supplementary Data	49
Item	9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	106
Item	9A.	Controls and Procedures	106
Item	9B.	Other Information	106

Part III
Item	10.	Directors, Executive Officers and Corporate Governance	107
Item	11.	Executive Compensation	107
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	107
Item	13.	Certain Relationships and Related Transactions, and Director Independence	107
Item	14.	Principal Accounting Fees and Services	107

Part IV
Item	15.	Exhibits, Financial Statement Schedules	108

Signatures			115

The page numbers in this Table of Contents reflect actual page numbers, not EDGAR page tag numbers.

References to “Harman,” the “Company,” “we,” “us” and “our” in this Form 10-K refer to Harman International Industries, Incorporated and its subsidiaries unless the context requires otherwise.

Harman, the Harman logo, and Harman products and brand names referred to herein are either the trademarks or the registered trademarks of Harman. All other trademarks are the property of their respective owners.

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

You should carefully consider the risks described below and the other information in this report because they identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Our operating results may fluctuate significantly and may not meet our expectations or those of securities analysts or investors. The price of our stock would likely decline if this occurs. Factors that may cause fluctuations in our operating results include, but are not limited to, the following:

•	our ability to maintain profitability in our infotainment segment if there are delays in our product launches which may give rise to significant penalties and increased engineering expense;

•	the loss of one or more significant customers, or the loss of a significant platform with an automotive customer;

•	fluctuations in currency exchange rates, particularly with respect to the value of the U.S. Dollar and the Euro;

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

•	the inability of our suppliers to deliver products at the scheduled rate and disruptions arising in connection therewith;

•	our ability to attract and retain qualified senior management and to prepare and implement an appropriate succession plan for our critical organizational positions;

•	our failure to implement and maintain a comprehensive disaster recovery program;

•	our failure to comply with governmental rules and regulations, including the Foreign Corrupt Practices Act and U.S. export control laws, and the cost of complying with such laws;

•	our ability to maintain a competitive technological advantage through innovation and leading product designs; and

•	our failure to maintain the value of our brands and implementing a sufficient brand protection program.

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

Our Company

We believe we are a worldwide leader in the development, manufacture and marketing of high quality, high-fidelity audio products and electronic systems. We have developed, both internally and through a series of strategic acquisitions, a broad range of product offerings sold under renowned brand names in our principal markets. We also believe that we are a leader in digitally integrated infotainment and audio systems for the automotive industry. Our AKG®, Crown®, JBL®, Infinity®, Harman/Kardon®, Lexicon®, dbx®, Digitech®, BSS®, Studer®, Soundcraft®, Mark Levinson®, Becker®, Revel®, Logic 7®, and Selenium® brand names are well known worldwide for premium quality and performance.

Segments

Effective July 1, 2011, we revised our business segments in order to better align them with our strategic approach to the markets and customers we serve. While our Professional segment was largely unaffected, we reorganized our Automotive and Consumer segments and created two new segments, Infotainment and Lifestyle. The Infotainment segment includes our infotainment business, which was previously reported in our Automotive segment, and Aha Mobile (“Aha”), a business we acquired in September 2010, which was previously reported in our Other segment. The Lifestyle segment includes our automotive audio business, which was previously reported in our Automotive segment, our Consumer segment, which was previously reported as a standalone segment, and our luxury home audio business, which was previously reported in our Professional segment. Our Professional segment includes our Professional segment, as previously reported, excluding our luxury home audio business. Our Other segment primarily includes compensation, benefit and occupancy costs for corporate employees, net of allocations, expenses associated with new technology innovation and our corporate brand identity campaign.

Prior period segment amounts throughout the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations have been reclassified to conform to the current segment structure. For additional information about our segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of this report and Note 17 – Business Segment Data in the Notes to the Consolidated Financial Statements located in Item 8 of Part II of this report.

Infotainment

Our Infotainment segment designs, manufactures and markets infotainment systems for vehicle applications to be installed primarily as original equipment by automotive manufacturers. Our infotainment systems are a combination of information and entertainment components that may include or control GPS navigation, traffic information, voice-activated telephone and climate control, rear seat entertainment, wireless Internet access, hard disk recording and MP3 playback. We expect future infotainment systems to also integrate driver safety capabilities such as lane guidance, traffic sign recognition, pre-crash emergency braking, adaptive cruise control and night vision. Global customers for our infotainment systems include BMW, Audi/Volkswagen, Daimler AG, Toyota/Lexus, Chrysler, Hyundai/Kia, Porsche, PSA Peugeot Citroën and Subaru. We also produce a Harman/Kardon branded infotainment system for Harley-Davidson touring motorcycles.

Lifestyle

Our Lifestyle segment designs, manufactures and markets automotive audio systems for vehicle applications to be installed primarily as original equipment by automotive manufacturers, and a wide range of mid- to high-end loudspeaker and electronics for home, multimedia and mobile applications. Our Lifestyle products are marketed worldwide under brand names including JBL, AKG, Harman/Kardon, Infinity, Mark Levinson, Revel,

Logic 7, Lexicon and Selenium. Global customers for our premium audio systems include BMW, Daimler AG, Chrysler, Toyota/Lexus, Hyundai/Kia, Porsche, Land Rover, PSA Peugeot Citroën, General Motors, Rolls Royce and Jaguar. Home applications include dedicated home audio and theater systems, as well as distributed systems that provide multi-zone high-quality audio and video. Multimedia applications comprise a wide-range of innovative accessories such as earbuds and noise cancelling headphones that enhance the sound of portable electronic devices. Our branded home audio products for multimedia applications are primarily designed to enhance sound for Apple’s iPad®, iPod® and iPhone®, as well as other MP3 players. We provide transducers and built-in speakers for leading notebook computers, such as Dell and Toshiba. Additionally, we provide an extensive line of audio systems for personal computers that are recognized for their award winning design and high fidelity. Aftermarket mobile products include speakers, amplifiers and digital signal processors that deliver high-quality in-car audio. Our home audio products are sold in specialty audio stores, mass-market retail stores such as Apple, Best Buy, Target, Media Markt and Fnac, and through online retailers, such as Amazon.com.

Professional

Our Professional segment designs, manufactures and markets an extensive range of loudspeakers, power amplifiers, digital signal processors, microphones, headphones, mixing consoles and IDX information delivery systems used by audio professionals in concert halls, stadiums, airports, houses of worship and other public spaces. For example, our Professional products are used in prestigious venues and at important events such as the GRAMMY® Awards, Super Bowl XLVI, the Oscars®, the Country Music Awards, the Indian National Games, New York’s Lincoln Center, Gotham Center and City Center theaters and the Museum of Science Planetarium in Boston. We design products for recording, broadcast, cinema and music reproduction applications. We also provide high-quality products to the sound reinforcement, music instrument support and broadcast and recording segments of the professional audio market.

Our Professional segment also offers complete systems solutions for professional installations and users around the world. Our products can be linked by our HiQnet® network protocol, which provides a central digital network for audio professionals to control different aspects of a complex system. We believe that we are well equipped to provide turnkey systems solutions for professional audio applications that offer the customer improved performance, reliability, ease of installation and reduced cost. Our Professional segment products are marketed globally under a number of brand names, including JBL Professional®, AKG, Crown, Soundcraft, Lexicon, DigiTech, dbx, BSS, Studer and Selenium.

Other

Our Other segment primarily includes compensation, benefit and occupancy costs for corporate employees, net of allocations, expenses associated with new technology innovation and our corporate brand identity campaign.

Acquisitions

On July 22, 2011, we and our wholly-owned subsidiary, Harman Holding Limited, acquired all of the issued and outstanding shares of MWM Acoustics, LLC and certain related entities (“MWM Acoustics”), a leading provider of high performance embedded acoustic solutions. The operating results of MWM Acoustics are included in our Consolidated Statements of Income from the date of the acquisition within our Lifestyle segment.

Results of Operations

Our results of operations depend on our sales of audio products and electronic systems in the Infotainment, Lifestyle and Professional markets. Our products are sold worldwide, the largest markets of which are the United States and Germany. Significant portions of our net sales are denominated in Euros.

Our Strengths

World-class brand portfolio

We believe that our brands and the innovative technologies they represent, many of which Harman pioneered, have helped establish our Company as a leader in the primary markets we serve. We have successfully leveraged our brands across our Infotainment, Lifestyle and Professional segments, which promotes brand reinforcement and recognition across markets.

Innovation and technological expertise

We believe that our technological innovation, the quality of our products and our reputation for on-time delivery have resulted in Harman being awarded a substantial amount of Infotainment and Lifestyle business. As of June 30, 2012, we have a cumulative estimated $16.1 billion of future awarded Infotainment and Lifestyle automotive business, which represents the estimated future lifetime net sales for all customers. This amount does not represent firm customer orders. We calculate our awarded business using various assumptions, which we update annually, including global vehicle production forecasts, customer take rates for our products, revisions to product life cycle estimates and the impact of annual price reductions, among other factors. We update our estimates quarterly by adding the value of new awards received and subtracting sales recorded during the quarter.

Our management uses the amount of our future awarded business for short- and long-term budgeting and forecasting, development of earnings guidance and for planning future corporate investment and other activities, such as capital expenditures and restructuring. Our future awarded business is also an input used to approximate our enterprise value. We believe our investors utilize this information for a number of reasons, including to evaluate our future financial performance over time, to model our financial results of operations, to understand the risks inherent in our current operating plan, and as an input to approximate our enterprise value. However, our estimates of future awarded automotive business are forward-looking statements and may not actually be achieved. See the risk factor “We may not realize sales represented by awarded business” in Item 1A “Risk Factors” of Part I of this report.

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

We believe we can grow our business with automotive manufacturers through an increase in the number of models offering our audio and infotainment systems; increases in per-vehicle content through the provision of integrated infotainment and premium branded audio systems; higher penetration levels of high-level audio and infotainment systems within existing models; and by providing systems that will continue to integrate advanced driver assistance and safety measures as they evolve.

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

We believe our innovative networking and control technologies will provide us with significant growth opportunities across all of our segments. Our HiQnet technology simplifies the interaction of our products and provides users with an incentive to purchase complete HiQnet compatible systems. We are also playing a leading role in developing the emerging Ethernet AV standard, which we believe will be the basis for the next-generation of infotainment and professional technology. This technology will allow higher audio and video bandwidth and transport capabilities, and we believe it will open up significant new market opportunities.

Expansion into emerging markets

We believe significant opportunities exist to grow our business in all three of our business segments in emerging markets such as Brazil, Russia, India and China. To execute this strategy, we have hired dedicated country managers and staff in these markets. We also are repositioning our research and development and production capabilities, and are developing distribution channels to be able to meet the demand for our products in these markets. Harman do Brasil (formerly known as Selenium), our wholly-owned subsidiary, has an established market presence and distribution channel in Brazil and Latin America which is driving new business opportunities across all of our segments in this region. We expect our market share to continue to grow significantly in these countries.

Products

Infotainment

We believe that we are a leader in the development and manufacture of high-quality, digitally-integrated infotainment systems for automobiles. In recent years, the automotive industry experienced increased demand for information and entertainment in automotive vehicles. We have developed leading technical competencies to address this demand. In fiscal year 2012, we supplied infotainment systems for vehicles manufactured by BMW, Audi/Volkswagen, Daimler AG, Toyota/Lexus, Chrysler, Hyundai/Kia, Porsche, PSA Peugeot Citroën and Subaru.

Lifestyle

We believe that we are a leader in the development and manufacture of high-quality, high fidelity, digitally-integrated premium branded audio systems for automobiles. We continue to leverage our expertise in the design and manufacture of premium branded audio systems, as well as our reputation for quality associated with our brand names. As a result of our well-established relationships with automobile manufacturers, our engineers are engaged early in the vehicle design process to develop systems that optimize acoustic performance and minimize weight and space requirements. Our Infinity branded car audio systems are offered by Hyundai and Kia in the U.S. BMW, Daimler AG, Land Rover, General Motors and Chrysler provide Harman/Kardon branded audio systems in their vehicles. Our premium Mark Levinson digital audio system is offered by Lexus. Lexicon branded audio systems are offered as an option in certain Hyundai vehicles. Toyota and PSA Peugeot Citroën offer our JBL branded audio systems. Hyundai and Kia also offer our JBL branded audio systems in the South Korean market. Our JBL Professional branded audio system is offered in Ferrari’s new F12 model. We also have an exclusive license with Bowers & Wilkins to develop, manufacture, sell and service premium automotive audio systems under the Bowers & Wilkins brand name.

We manufacture loudspeakers under the Harman/Kardon, Infinity, Revel and JBL brand names for the home audio market. These loudspeaker lines include models designed for two-channel stereo and multi-channel surround sound applications for the home in a wide range of performance choices, including floor standing, bookshelf, powered, low frequency, in-wall, wireless and all-weather, as well as in styles and finishes ranging from high gloss lacquers to genuine wood veneers. The JBL, Infinity and Selenium product lines also include car loudspeakers, subwoofers, amplifiers and digital signal processors sold in the aftermarket. The JBL and Infinity products also include marine speakers intended for use on boats.

We also offer a broad range of home audio electronics under the Harman/Kardon, Lexicon and Mark Levinson brand names. Our Harman/Kardon home electronics line includes audio/video receivers featuring Logic 7, Dolby Digital® and DTS® surround sound processing capabilities and multi-channel amplifiers, DVD players, Blu-ray players and CD players. We design high-end home audio electronics, including amplifiers, digital signal processors, multi format digital media players and transports and surround sound processors that we market under the renowned Mark Levinson and Lexicon brands.

In the multimedia market, we offer branded iPad, iPod and iPhone docking devices such as JBL On Stage™, JBL On Beat™, JBL On Beat Xtreme™, Harman/Kardon Go +Play™, and PC-related devices such as JBL Creature™ II and Harman/Kardon Soundsticks® III. We also offer a variety of headphone devices under the JBL, Harman/Kardon and AKG brand names. Our products add greater functionality for computers, cellular telephones and electronic devices.

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

Our Professional electronic products are recognized for high quality and reliability. We market these products on a worldwide basis under various trademarks, including Crown, Soundcraft, Lexicon, BSS, DigiTech, AKG, dbx and Studer. These products are often sold in conjunction with our JBL Professional loudspeakers and certain other products, such as Crown amplifiers.

We produce sound mixing consoles ranging from digital consoles for broadcast studios to compact professional mixers for personal recording, home studios and sound reinforcement. Our consoles are sold to four main market areas: sound reinforcement, recording studios, broadcast studios and musical instrument dealers. Our mixing consoles are sold primarily under the Soundcraft and Studer brands. We produce many types of signal processing products, equalizers, and special effects devices that are used in live sound applications and in recording studios to produce sound effects and refine final mixes. These products are sold under the Lexicon, DigiTech, BSS and dbx brand names.

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

Our IDX information delivery system is a seamless audio and visual information delivery solution that provides a highly flexible and scalable way to communicate important information to those trying to navigate complex spaces such as today’s airports, transit stations and other public spaces.

Manufacturing

We believe that our manufacturing capabilities are essential to maintaining and improving product quality and performance. Our manufacturing facilities are located in North America, Europe, Asia and South America. Our facilities have been designed to emphasize worker safety and compliance with environmental, health and safety regulations.

Our European manufacturing facilities for our Infotainment segment are located in Germany, France and Hungary. We also have manufacturing facilities in the U.S., Mexico and China. These facilities are used to manufacture infotainment systems.

Our European manufacturing facilities for our Lifestyle segment are located in Germany, France and Hungary. These facilities are used to manufacture automotive audio systems. Our North American manufacturing facilities are located in Mexico for automotive audio components and Kentucky for automotive electronics. We also manufacture automotive audio and electronic components in China. Our Lifestyle segment primarily uses original design manufacturers and outsources the manufacture of its home audio products to generate cost efficiencies, deliver products faster, and better serve our customers. These manufacturers are primarily based in China. We also have a facility in Brazil that produces aftermarket automotive audio products.

In North America, our principal Professional segment’s manufacturing facility is located in Mexico for loudspeakers, and in Utah and Indiana for electronic products, including amplifiers and effects devices. Our Professional segment’s electronics manufacturing in Europe includes mixing consoles in the United Kingdom and microphones and headphones in Austria. Our Professional segment’s electronics manufacturing in Brazil includes electronic loudspeakers, amplifiers and other components. Our Professional segment’s manufacturing in China includes audio electronics and loudspeakers.

Suppliers

We use rare earth minerals in our products, specifically rare earth neodymium magnets. A significant disruption in the supply of neodymium would have a material impact on our consolidated results of operations. We also use externally sourced microchips in many of our products. A significant disruption in our microchip supply chain and an inability to obtain alternative sources would have a material impact on our consolidated results of operations. Several independent suppliers manufacture loudspeakers and electronic products. The loss of any one of these suppliers could have a material impact on our consolidated results of operations or consolidated financial condition.

Distribution Channels

Infotainment

We primarily sell our Infotainment systems directly to automobile manufacturers in the U.S., Europe, India, Japan, China and South Korea, where they are installed as original equipment.

Lifestyle

We primarily sell our Lifestyle automotive audio systems directly to automobile manufacturers in the U.S., Europe, India, Japan, China and South Korea, where they are installed as original equipment. In both our foreign and domestic markets, we sell our Lifestyle home audio products to dealers who sell directly to the end user and to distributors who resell our products to retailers. We market our products as one brand to the ultimate consumer who chooses what brand of sound system to purchase for their home or their automobile. Our goal is to make Harman brands the preferred brand in both the home and automotive audio applications.

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

Professional

In the U.S. we primarily sell our Professional products to dealers via manufacturer’s representatives. Outside the U.S. we sell directly to distributors. Manufacturer’s representatives are paid sales agents and distributors buy and hold the inventory and sell directly to dealers in their markets. Both manufacturer’s representatives and distributors have a defined geographic region. In the broadcast and recording market, we primarily solicit business directly with the end users. We also sell our Professional products in retail stores and direct to customers over the Internet.

Trademarks and Patents

We market our products under numerous brand names that are protected by both pending and registered trademarks around the world. Our trademark registrations cover use of trademark rights in connection with various products, such as loudspeakers, speaker systems, speaker system components and other electrical and electronic devices. We have registered or taken other protective measures for many of these trademarks in substantially all major industrialized countries. As of June 30, 2012, we had 1,919 trademark registrations and 366 pending trademark applications around the world.

We have a history of innovation and, with more than 2,771 patents and 1,624 pending patent applications, at June 30, 2012, covering various audio, infotainment and software technologies and products, we continue to take our technology and products into new areas. While we consider our patents on the whole to be important, we do not consider any single patent, any group of related patents or any single license essential to our operations in the aggregate. The expiration of the patents individually and in the aggregate would not have a material effect on our financial condition or results of operations.

Seasonality

We experience seasonal fluctuations in sales and earnings. Historically, our first fiscal quarter ending September 30th is generally the weakest due to automotive model year changeovers and the summer holidays in Europe. Sales of our Lifestyle home audio products are generally significantly higher in the second quarter of our fiscal year, due to increased demand for these products during the holiday buying season. Our sales and earnings also vary due to the timing of the release of new products, customer acceptance of our products, product offerings by our competitors and general economic conditions.

Key Customers/Industry Concentration

We are subject to various risks related to our dependence on key customers. Net sales to BMW accounted for 19 percent and net sales to Audi/Volkswagen accounted for 14 percent of our total consolidated net sales for the fiscal year ended June 30, 2012. Accounts receivable, net due from BMW and Audi/Volkswagen accounted for 13 percent and 11 percent, respectively, of total consolidated accounts receivable, net at June 30, 2012. We anticipate that BMW and Audi/Volkswagen will continue to account for a significant portion of our net sales and accounts receivable, net for the foreseeable future.

For the fiscal year ended June 30, 2012, approximately 74 percent of our net sales were to automobile manufacturers. Our automotive customers are not contractually obligated to any long-term purchase of our products. The loss of BMW or Audi/Volkswagen or any of our other significant automotive customers would have a material adverse effect on our consolidated net sales, results of operations and financial condition.

Backlog Orders

We manufacture our infotainment and automotive audio systems on a just-in-time basis. We maintain sufficient inventories of finished goods to promptly meet customer orders for our Lifestyle home audio and Professional segment customers. As a result, we do not consider the level of backlog to be an important indication of our future performance. Our backlog was approximately $23.8 million at June 30, 2012. We expect to deliver these products within the next 12 months.

Warranty Liabilities

We warrant our products to be free from defects in materials and workmanship for periods ranging from six months to six years from the date of purchase, depending on the business segment and product. Our dealers and warranty service providers normally perform warranty service in field locations and regional service centers, using parts and replacement finished goods we supply on an exchange basis. Our dealers and warranty service providers also install updates we provide to correct defects covered by our warranties. Estimated warranty liabilities are based upon past experience with similar types of products, the technological complexity of certain products, replacement cost and other factors. If estimates of warranty provisions are no longer adequate based on our analysis of current activity, incremental provisions are recorded as warranty expense in our Consolidated Statement of Income. We take these factors into consideration when assessing the adequacy of our warranty provision for periods still open to claim.

Competition

The industries that we serve are fragmented and competitive and include numerous manufacturers offering products that vary widely in price, quality and distribution methods.

Infotainment

In the infotainment market, we compete with Alpine, Bosch, Panasonic, Continental, Visteon, Mitsubishi Electronics, Aisin Seiki, Delphi and Denso in the sale of infotainment systems to automotive manufacturers. We believe our competitive position is enhanced by our technical expertise in designing and integrating navigation, speech recognition and human-machine interfaces into complete infotainment systems uniquely adapted to the specific requirements of each automobile model.

Lifestyle

In the automotive audio market, we compete with Bose, Pioneer ASK, Foster Electric, Bang & Olufsen, Delphi and Panasonic in the sale of audio systems to automotive manufacturers. We believe our competitive position is enhanced by our technical expertise in designing and integrating audio systems uniquely adapted to the specific requirements of each automobile model. In the automobile after-market category we compete against speaker/amplifier brands such as Rockford Fosgate, Polk Audio and MTX and full range brands such as Alpine, Kenwood, Pioneer and Sony.

In the home audio market, principal competitors in the loudspeaker market include Bose, Klipsch, Polk Audio, Bowers & Wilkins, Delphi and Boston Acoustics. Competition in the home audio and home electronics market remains intense and is dominated by large Asian manufacturers such as Yamaha, Sony, Denon, Onkyo, Pioneer and Marantz. We also compete in the luxury electronics market with our Mark Levinson and Lexicon brands. Our principal competitors in this high-end market include Krell, McIntosh, Audio Research, Meridian, Linn and Classe.

In the multimedia market, we supply Apple stores and other retailers with JBL and Harman/Kardon speaker systems that serve Apple’s iPad, iPod and iPhone as well as other MP3 players. Our principal competitors for these products are Bose, Altec Lansing, Klipsch, iHome, Bowers & Wilkins and Phillips. We also offer Harman/Kardon and JBL speaker systems to personal computer retailers. In this market, our principal competitors are Creative Labs, Altec Lansing, Logitech, Klipsch and Cyber Acoustics. We sell headphones online and through various retailers. Our principal competitors for these products are Beats, Pioneer, Sony, Bowers & Wilkins, Apple, Skull Candy and Bose. The home audio and multimedia markets are characterized by the short life cycle of products and a need for continuous design and development efforts. Our competitive strategy is to compete in the higher-quality segments of this market and to continue to emphasize our ability to provide system solutions to customers, including a combination of loudspeakers, electronics products, integrated surround sound and home theater systems.

Professional

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

Our principal competitors in the sound reinforcement market include Telex, Electro Voice, Mackie, QSC, Meyer Sound Laboratories, Sennheiser, Peavey, Shure, Audio Technica, and Yamaha. Principal competitors in the recording and broadcast markets include Yamaha, Sennheiser, Loud Technologies, Inc., Lawo, Harris Corporation, DigiDesign/M-Audio, Genelec, KRK, TC Electronics, Stagetec and Sony. In the music instrument market, competitors for our products include Yamaha, Peavey, QSC, Shure, Sennheiser, Line 6, Dunlop, Zoom, Audio Technica and Roland. We also compete in the industrial and architectural sound market. Our competitors within this market include Siemens, Peavey and Tannoy.

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

Certain of our Lifestyle products will require submission of energy-use profiles in accordance with the EU Energy Using Products Directive. We are modifying the design and energy-use profiles of our products to comply with applicable laws and regulations. Additionally, the U.S. Department of Energy has promulgated a regulation pertaining to external power supplies and compliance with the energy efficiency standards that were established under the Energy Independence and Security Act of 2007. We will address these requirements as necessary. Our products may also become subject to further energy efficiency requirements if and when required under U.S. federal climate change legislation.

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

Research and Development

We believe that continued investment in product research and development is critical to our success. Expenditures for research and development were $331.9 million, $304.6 million and $322.7 million for the fiscal years ended June 30, 2012, 2011 and 2010, respectively. We expect to continue to devote significant resources to research and development to sustain our competitive position.

Number of Employees

At June 30, 2012, we had 11,366 full-time employees, including 4,169 employees located in North America and 7,197 employees located outside of North America.

Foreign Operations

Information about our foreign operations is set forth in Note 17 – Business Segment Data in the Notes to the Consolidated Financial Statements located in Item 8 of Part II of this report.

Corporate Information

We were incorporated in the state of Delaware in 1980. Our principal executive offices are located at 400 Atlantic Street, Suite 1500, Stamford, Connecticut 06901. Our telephone number is (203) 328-3500.

Subsequent Events

Amendment to Revolving Credit Facility

Effective July 2, 2012, we and our wholly owned subsidiary, Harman Holding GmbH & Co. KG (“Harman KG”), entered into the Second Amendment (the “Second Amendment”) to the Multi-Currency Credit Agreement dated as of December 1, 2010, as amended on December 15, 2011 (the “Credit Agreement”), with a group of banks. The Second Amendment amends the Credit Agreement by, among other things, (a) allowing us and our subsidiaries to enter into certain internal legal entity restructuring transactions subject in certain circumstances to various conditions, (b) in connection with such internal legal entity restructuring transactions, providing for the release of certain security interests created by the Guarantee and Collateral Agreement dated as of December 1, 2010, and (c) making certain other amendments to facilitate the foregoing.

Dividend Declaration

On August 10, 2012, we declared a cash dividend of $0.15 per share for the quarter ended June 30, 2012. The quarterly dividend will be paid on September 4, 2012 to each stockholder of record as of the close of business on August 20, 2012.

Shares Repurchased

Between July 1, 2012 through August 10, 2012, we repurchased 129,966 shares of our common stock at a total cost of $4.8 million in connection with our share buyback program.

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

Decreased demand and pricing pressure from our customers in the automotive industry may adversely affect our results of operations.

For the fiscal year ended June 30, 2012, approximately 74 percent of our sales were to automobile manufacturers. As a result, our financial performance depends, in large part, on conditions in the automotive industry, which is highly dependent on general economic conditions and has experienced significant difficulty. As a result, we have experienced and may continue to experience reductions in orders from our original equipment manufacturer customers. If one or more of our significant automotive customers experiences, or continues to experience, continued or increased financial difficulty, as a result of a prolonged economic downturn or otherwise, this would have a further adverse effect on our business due to further decreased demand, the potential inability of these companies to make full payment on amounts owed to us, or both. In addition, our customer supply agreements generally provide for reductions in pricing of our products over the period of production. Pricing pressures may intensify as a result of cost cutting initiatives of our customers. If we are unable to generate sufficient production cost savings in the future to offset future price reductions, our results of operations may be adversely affected.

A decrease in consumer discretionary spending would likely reduce our sales.

Our sales are dependent on discretionary spending by consumers, which could be materially adversely impacted by economic conditions affecting disposable consumer income and retail sales. In addition, our sales of audio, electronic and infotainment products to automotive customers are dependent on the overall success of the automobile industry, and of premium automobiles in particular, as well as the willingness of automobile purchasers to pay for the option of a premium branded automotive audio system or a multi-function digital infotainment system. Global demand for, and production of, premium vehicles, including certain vehicle models that incorporate our products, could decline in a difficult economic environment. This decline could have a negative impact on our results of operations.

We have significant operations in Europe which may be adversely impacted by the continued economic challenges in Europe.

The global economic recession that began in 2008 resulted in significantly lower demand and decreased profitability across all of our segments and major markets. While North America and Asia have shown an improved, but somewhat uneven recovery, Europe remains stagnant with continued economic and financial challenges. Recent events in Europe have elevated concerns that macroeconomic conditions will worsen and economic recovery will be delayed. If weak economic conditions persist or worsen, there could be a number of negative effects on our business, including our customers or potential customers reducing or delaying orders, the insolvency of one or more of our key suppliers, which could result in production delays, and our customers being unable to obtain credit. Approximately 39 percent of our sales in fiscal 2012 were made to end consumers in Europe. Should conditions worsen in these markets, customer demand for our products may deteriorate which would have a negative impact on our results of operations.

A significant portion of our sales are denominated in Euros, which sales may be adversely impacted by the eurozone crisis.

Approximately 53 percent of our sales in fiscal 2012 were denominated in Euros. Certain eurozone countries in which we operate have received financial aid packages from the European Union in the form of loans and restructuring of their sovereign debt and have introduced comprehensive fiscal austerity measures. If dissolution and replacement of the Euro currency and the potential reintroduction of individual European Union currencies should occur as a result of the continued eurozone crisis, it could have a negative impact on our results of operations and could expose us to increased foreign exchange risk.

The current economic environment may adversely affect consumer spending patterns and the availability and cost of credit.

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

Our current estimate of $16.1 billion of awarded business at June 30, 2012 in our Infotainment and Lifestyle segments is calculated using certain assumptions from our customers, including projected future sales volumes with respect to the applicable platforms. Orders from our customers with respect to these platforms are not made pursuant to contractual obligations and our customers can terminate arrangements with us at any time without penalty. Therefore, our actual platform sales volumes, and thus the ultimate amount of revenue that we derive from such platforms, are not committed. If actual production orders from our customers are not consistent with the projections we use in calculating the amount of our awarded business, we could realize substantially less revenue over the life of these projects than the currently projected estimate.

Failure to maintain relationships with our largest customers and failure by our customers to continue to purchase expected quantities of our products due to changes in market conditions would have an adverse effect on our operations.

We anticipate that our automotive customers, including BMW and Audi/Volkswagen, will continue to account for a significant portion of our sales for the foreseeable future. However, none of BMW, Audi/Volkswagen, or any of our other automotive customers is obligated to any long-term purchases of our products. The loss of sales to BMW or Audi/Volkswagen, or to any of our other significant automotive customers would have a material adverse effect on our consolidated net sales, results of operations and financial condition.

Strategic decisions by our customers to expand dual sourcing arrangements could have an adverse effect on our operations.

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

Natural disasters and geo-political events could adversely affect our financial performance.

The occurrence of one or more natural disasters, such as hurricanes, cyclones, typhoons, floods, earthquakes, and tsunamis, and geo-political events, such as civil unrest or terrorist attacks, in a country in which we operate or in which our suppliers are located could adversely affect our operations and financial performance. Such events could result in physical damage to, or the complete loss of, one or more of our properties, the lack of an adequate work force in a market, the inability of customers to reach or have transportation to our channel partners directly affected by such events, the evacuation of the populace from areas in which our channel partners are located, changes in the purchasing patterns of consumers and in consumers’ disposable income, the temporary or long-term disruption in the supply of materials and products from some local and overseas suppliers, the disruption in the transport of goods from overseas, the disruption or delay in the delivery of goods to our facilities within a country in which we are operating, the reduction in the availability of our products in stores, the disruption of utility services to our facilities, and disruption in our communications with our facilities. These events and their impacts could otherwise disrupt and have a material adverse effect on our consolidated net sales, results of operations and financial condition.

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

Many of our suppliers have significantly decreased their manufacturing capacity and inventory levels. These steps taken by our suppliers make us more vulnerable to disruptions in the supply chain. In the near term, an increase in our demand for parts may place an undue strain on our suppliers. Additionally, the supply of raw materials including, without limitation, petroleum, copper, steel, aluminum, synthetic resins, rare metals and rare earth minerals, such as neodymium used in the production of loudspeakers, has been and could continue to be significantly constrained, which is likely to result in continued elevated price levels. Furthermore, the Dodd-Frank Wall Street Reform and Consumer Protection Act included disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries (DRC) and procedures regarding a manufacturer’s efforts to prevent the sourcing of such “conflict” minerals. While final rules are not yet implemented, these rules could limit the number of suppliers who can provide us DRC “conflict free” components and parts, and we may not be able to obtain DRC conflict free products or supplies in sufficient quantities or at competitive prices for our operations. We may also face challenges with our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are conflict free. As a result, we may not be able to obtain the materials necessary to manufacture our products, which could force us to cease production or search for alternative supply sources, possibly at a higher cost. Such disruptions may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our success is dependent in large part upon our ability to maintain and enhance the value of our brands, and our customers’ connection to our brands. Brand value can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity or result in litigation. Some of these incidents may relate to our growth strategies, our development efforts in domestic and foreign markets, or the ordinary course of our business. Other incidents may arise from events that are or may be beyond our ability to control and may damage our brands, such as counterfeit and knock-off products, litigation and claims, and illegal activity targeted at us or others. Consumer demand for our products and our brands’ value could diminish significantly if any such incidents or other matters erode consumer confidence in us or our products, and if we do not implement a brand protection program that sufficiently addresses the issue of counterfeit and knock-off products, among other things, either of which would likely result in lower net sales and, ultimately, lower income, which in turn could materially and adversely affect our business and results of operations.

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

Our future success will depend, in substantial part, on our intellectual property. We seek to protect our intellectual property rights, but our actions may not adequately protect the rights covered by our patents, patent applications, trademarks and other proprietary rights, and prosecution of our claims could be time consuming and costly. In addition, the intellectual property laws of some foreign countries do not protect our proprietary rights as do the laws of the United States. Despite our efforts to protect our proprietary information, third parties may obtain, disclose or use our proprietary information without our authorization, which could adversely affect our business. From time to time, third parties have alleged that we infringe their proprietary rights. These claims or similar future claims could subject us to significant liability for damages, result in the invalidation of our proprietary rights, limit our ability to use infringing intellectual property or force us to license third-party technology rather than dispute the merits of any infringement claim. Even if we prevail, any associated litigation could be time consuming and expensive and could result in the diversion of our time and resources.

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

Our consolidated financial statements include net deferred tax assets of $361.6 million as of June 30, 2012, which relate to temporary differences between the assets and liabilities in the consolidated financial statements and the assets and liabilities in the calculation of taxable income. The valuation of deferred tax assets is based on various projections for future taxable income reversing taxable temporary differences and tax planning strategies. Thus, when actual taxable income differs from projections, it may become necessary to adjust the valuation of our deferred tax assets, which would impact our results of operations and financial condition.

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

We may, from time to time, consider acquisitions of complementary companies, products or technologies. Acquisitions involve numerous risks, including difficulties in the integration of the acquired businesses, the diversion of our management’s attention from other business concerns, the assumption of unknown liabilities, undisclosed risks impacting the target and potential adverse effects on existing business relationships with our current customers and suppliers. In addition, any acquisitions could involve the incurrence of substantial additional indebtedness or dilution to our stockholders. We cannot assure you that we will be able to successfully integrate any acquisitions that we undertake or that such acquisitions will perform as planned or prove to be beneficial to our operations and cash flows. Any such failure could materially harm our financial condition, results of operations and cash flows.

Increased IT security requirements, vulnerabilities, threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, solutions, services and data.

Increased global IT security requirements, vulnerabilities, threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. We also may have access to sensitive, confidential or personal data or information in certain of our businesses that is subject to privacy and security laws, regulations and customer-imposed controls. Despite our efforts to protect sensitive, confidential or personal data or information, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches, theft, misplaced or lost data, programming and/or human errors that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations.

The demand for our infotainment products may be eroded by replacement technologies becoming available on mobile handsets and tablets.

Sales of our infotainment products represented more than half of our net sales in fiscal 2012. GPS/navigation technologies are increasingly being incorporated into devices such as mobile handsets and tablets. Mobile handsets are frequently GPS-enabled and many companies are now offering navigation software for such devices. In future years, if auto makers choose to replace embedded infotainment systems with mobile handset devices, the acceptance of this technology by consumers may negatively impact the demand for our infotainment products. If we do not continue to innovate to develop new and compelling products that capitalize upon new technologies, this could have a material adverse impact on our results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters are located at 400 Atlantic Street, 15th floor, Stamford, Connecticut, 06901. Certain information regarding our principal facilities are described in the table below.

Location	Segments	Size (Sq. Ft.)	Owned or Leased	Percentage Utilization
Ittersbach, Germany	Infotainment Lifestyle	565,000	Owned	100%
Nova Santa Rita, Brazil	Professional Lifestyle	432,000	Owned	100%
Dandong, China	Lifestyle Professional	323,000	Leased	30%
Atlanta, Georgia	Lifestyle	305,000	Leased	100%
Moreno Valley, California	Lifestyle Professional	301,000	Leased	100%
Northridge, California	Lifestyle Professional	238,000	Leased	68%
Straubing, Germany	Infotainment Lifestyle	235,000	Owned	100%
Elkhart, Indiana	Professional	223,000	Owned	86%
Szekesfehervar, Hungary	Infotainment Lifestyle	222,000	Owned	100%
Chateau du Loir, France	Infotainment Lifestyle	221,000	Owned	75%
Worth-Schaidt, Germany	Infotainment Lifestyle	204,000	Owned	100%
Tijuana, Mexico	Professional Lifestyle	198,000	Leased	100%
Vienna, Austria	Professional Lifestyle	193,000	Leased	40%
Queretaro, Mexico	Infotainment Lifestyle	188,000	Leased	70%
Bridgend, United Kingdom	Lifestyle	168,000	Leased	100%
Franklin, Kentucky	Infotainment Lifestyle	152,000	Owned	100%
Farmington Hills, Michigan	Infotainment Lifestyle	151,000	Leased	100%
Suzhou, China	Infotainment Lifestyle	145,000	Owned	100%
Sandy, Utah	Professional	127,000	Leased	100%
Juarez, Mexico	Lifestyle	109,000	Leased	100%

We also own or lease other facilities that are not considered principal properties. We believe that our facilities are suitable and adequate for our present needs and that suitable additional or substitute facilities will be available, if required.

Item 3.	Legal Proceedings

At June 30, 2012, we were subject to legal claims and litigation arising in the ordinary course of business, including the matters described below. The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

On July 3, 2008, defendants moved to dismiss the Consolidated Complaint in its entirety. Lead Plaintiff opposed the defendants’ motion to dismiss on September 2, 2008, and defendants filed a reply in further support of their motion to dismiss on October 2, 2008. The motion is now fully briefed. As of June 30, 2012, the case remained open with no new developments.

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

Defendants moved to dismiss the complaint in its entirety on August 5, 2008. The Russell Plaintiff opposed the defendants’ motion to dismiss on September 19, 2008, and defendants filed a reply in further support of their motion to dismiss on October 20, 2008. The motion is now fully briefed. As of June 30, 2012, the case remained open with no new developments.

Executive Officers of the Registrant

Executive officers are appointed by our Board of Directors and hold office at the pleasure of the Board until the next annual meeting of shareholders or until their successors are elected and qualified. Each of our current executive officers is identified below together with information about each officer’s age, position and employment history for the last five years.

Name	Position	Age
Dinesh C. Paliwal	Chairman, President and Chief Executive Officer	54
Herbert K. Parker	Executive Vice President and Chief Financial Officer	54
Blake Augsburger	Executive Vice President, President—Professional Division and Country Manager, North America	49
Sachin Lawande	Executive Vice President and Co-President—Lifestyle and Infotainment Divisions	45
Michael Mauser	Executive Vice President and Co-President—Infotainment and Lifestyle Divisions	49
Dr. I.P. Park	Executive Vice President and Chief Technology Officer	49
David Slump	Executive Vice President, Corporate Development	44
John Stacey	Executive Vice President and Chief Human Resources Officer	47
Todd A. Suko	Executive Vice President and General Counsel	45

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

Blake Augsburger joined our Company in 2001 as the President of Crown International. In 2006, Mr. Augsburger was promoted to Executive Vice President and President- Professional Division. Mr. Augsburger also serves as Country Manager for North America. In 2011, Mr. Augsburger was named to the board of directors of Lakeland Financial.

Sachin Lawande joined our Company in 2001, and has served as our Executive Vice President and Co-President, Lifestyle and Infotainment Divisions since July 1, 2011. From January 2009 to February 2012, Mr. Lawande served as our Chief Technology Officer. From April 2010 to June 30, 2011, Mr. Lawande served as Co-President—Automotive Division. From 2008 to January 2009, Mr. Lawande served as Harman’s Chief Innovation Officer, where he was responsible for guiding software strategy and key development partnerships and was instrumental in launching an offshore development center in India as part of Harman’s strategy for optimizing its global footprint. From 2001 through 2008, Mr. Lawande served in various positions with QNX Software Systems, most recently as Vice President, Engineering Services.

Michael Mauser joined our Company in 1997, and has served as Executive Vice President and Co-President—Infotainment and Lifestyle Divisions since July 1, 2011. From April 2010 through June 30, 2011, Mr. Mauser served as Executive Vice President and Co-President—Automotive Division. From May 2005 until April 2010, Mr. Mauser served as Senior Vice President, Finance and Chief Financial Officer of our Automotive Division.

Dr. I.P. Park joined our Company in February 2012 as Executive Vice President and Chief Technology Officer. Prior to joining our Company, he served as Vice President of Intelligent Computing Laboratory at Samsung Electronics, from September 2006 through December 2011. While at Samsung, Dr. Park headed advanced software R&D teams responsible for developing Samsung’s future software technologies, and he provided leadership in core software research, standardization and open source activities.

David Slump has served as our Executive Vice President, Corporate Development since July 1, 2011. From January 2009 through June 30, 2011, he served as President—Consumer Audio Division. From January 2009 to May 2010, he also served as our Vice President, Corporate Development. Prior to joining our Company, from 2008 to January 2009, Mr. Slump served as Senior Vice President for Landis + Gyr Holdings, a leader in the energy management industry, where he directed the company’s global brand strategy and evaluated portfolio and architecture investments. From 2007 until 2008, he served as President and Chief Executive Officer of Cellnet + Hunt Group. From 2003 to 2007, Mr. Slump held a variety of positions with General Electric, most recently as General Manager, Global Marketing.

John Stacey joined our Company in February 2008 as Executive Vice President and Chief Human Resources Officer. Prior to joining our Company, he was Vice President, People for InBev North America, InBev Central and Eastern Europe from 2005 through January 2008.

Todd A. Suko joined our Company in October 2008 as Executive Vice President and General Counsel. From October 2008 through December 2011 he also served as Secretary. Prior to joining our Company Mr. Suko served as Vice President, General Counsel and Secretary for UAP Holding Corp. and United Agri Products from 2001 to September 2008. Mr. Suko is a member of the bar in Washington, DC and Virginia and is a Commander in the United States Navy Reserve.

Item 4.	Mine Safety Disclosures

Not applicable

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange and is reported on the New York Stock Exchange Composite Tape under the symbol HAR. As of July 31, 2012, there were approximately 105 record holders of our common stock.

The table below sets forth the reported high and low sales prices for our common stock, as reported on the New York Stock Exchange, for each quarterly period for fiscal years ended June 30, 2012 and 2011.

	Years Ended June 30,
	2012		2011
Market Price	High	Low	High	Low
First quarter ended September 30	$47.93	$28.58	$35.62	$28.11
Second quarter ended December 31	44.78	26.20	48.88	32.54
Third quarter ended March 31	51.11	38.54	52.54	42.66
Fourth quarter ended June 30	49.82	35.70	50.99	42.51

Our Board of Directors reinstated the payment of a cash dividend in the third quarter of fiscal year 2011, which had been suspended in the third quarter of fiscal year 2009. During fiscal year 2012, we declared and paid cash dividends of $0.30 per share, with dividends of $0.075 declared in each quarter. During fiscal year 2011, we declared cash dividends of $0.05 per share, with a dividend of $0.025 declared in the third and fourth quarters only.

On October 26, 2011, we announced that our Board of Directors authorized the repurchase of up to $200 million of our common stock. This buyback program allows us to purchase shares of our common stock in accordance with applicable securities laws on the open market, or through privately negotiated transactions, through October 25, 2012. We will determine the timing and the amount of any repurchases based on an evaluation of market conditions, share price and other factors. We entered into an agreement with an external broker, which provides the structure under which the program may be facilitated. This agreement and the buyback program may be suspended or discontinued at any time. As of June 30, 2012, we have repurchased 3,246,409 shares under the buyback program.

The following table provides information about shares acquired in connection with our share buyback program during the fourth quarter of fiscal year 2012:

Period	Total Number of Shares Acquired During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Programs
April 1 – April 30	0	$0	—
May 1 – May 31	1,000,400	40.57	1,000,400
June 1 – June 30	2,246,009	37.08	2,246,009

Total	3,246,409	$38.16	3,246,409	$76,053,033

For a description of limitations on repurchases of shares and on the payment of dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition” located in Item 7 of Part II of this report.

Item 6.	Selected Financial Data

The following table presents selected historical financial data derived from the audited Consolidated Financial Statements for each of the five fiscal years presented. The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Item 7 of Part II of this report, and the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements located in Item 8 of Part II of this report.

(In thousands except per share data)	2012(1) (3)	2011(1)	2010(1) (2)	2009(2)	2008
Net sales	$4,364,078	$3,772,345	$3,364,428	$2,854,895	$4,072,359
Operating income (loss)	$300,246	$190,051	$85,555	$(503,812)	$132,167
Net income (loss) from continuing operations attributable to Harman International Industries, Incorporated	$329,541	$135,916	$35,178	$(422,345)	$95,966
Income (loss) from discontinued operations, net of income taxes	$0	$0	$123,591	$(9,159)	$5,757
Net income (loss)	$329,541	$135,916	$164,058	$(430,752)	$101,302
Net income (loss) attributable to Harman International Industries, Incorporated	$329,541	$135,916	$158,769	$(431,504)	$101,723
Earnings (loss) per share from continuing operations attributable to Harman International Industries, Incorporated:
Basic	$4.62	$1.91	$0.50	$(7.19)	$1.56
Diluted	$4.57	$1.90	$0.50	$(7.19)	$1.54
Earnings (loss) per share from discontinued operations:
Basic	$0.00	$0.00	$1.76	$(0.16)	$0.09
Diluted	$0.00	$0.00	$1.75	$(0.16)	$0.09
Earnings (loss) per share:
Basic	$4.62	$1.91	$2.26	$(7.34)	$1.65
Diluted	$4.57	$1.90	$2.25	$(7.34)	$1.64
Weighted average shares outstanding:
Basic	71,297	70,992	70,350	58,766	61,472
Diluted	72,083	71,635	70,595	58,766	62,182
Total assets	$3,169,464	$3,058,495	$2,556,215	$2,473,497	$2,802,971
Total debt	$395,688	$381,014	$377,837	$577,296	$361,737
Total equity	$1,529,611	$1,423,658	$1,134,892	$1,007,918	$1,382,108
Dividends per share	$0.30	$0.05	$0.00	$0.025	$0.05

(1)

Fiscal year includes the consolidated balance sheets of MWM Acoustics and certain related entities (now known as Harman Embedded Audio), which we acquired on July 22, 2011, 3dB Research Limited (now known as Harman International Industries Canada Limited), which we acquired on February 10, 2011, Aha, which we acquired on September 13, 2010, and Eletrônica Selenium S.A. (now known as Harman do Brasil), which we acquired on June 1, 2010. The results of operations for all acquired companies are included in our Consolidated Statements of Income starting from the date of the respective acquisition.

(2)	Includes a goodwill impairment charge of $12.3 million and $317.7 million in fiscal years 2010 and 2009, respectively.
(3)	Net income includes a non-cash benefit of $124.2 million related to a reduction of our deferred tax valuation allowance on certain of our net U.S. deferred tax assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information presented in other sections of this Annual Report on Form 10-K, including “Item 1. Business,” “Item 6. Selected Financial Data,” and “Item 8. Financial Statements and Supplementary Data.” This discussion contains forward-looking statements which are based on our current expectations and experience and our perception of historical trends, current market conditions, including customer acceptance of our new products, current economic data, expected future developments, including foreign currency exchange rates, and other factors that we believe are appropriate under the circumstances. These statements involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements. See “Risk Factors” included in Item 1A of Part I of this report. Unless otherwise indicated, “Harman,” the “Company,” “we,” “our,” and “us” are used interchangeably to refer to Harman International Industries, Incorporated and its consolidated subsidiaries. All amounts are in thousands unless otherwise indicated.

Executive Overview

We believe we are a worldwide leader in the development, manufacturing and marketing of high quality, high fidelity audio products and electronic systems, as well as digitally integrated audio and infotainment systems for the automotive industry. We have developed a broad range of product offerings which we sell in our principal markets under our renowned brand names, including AKG®, Crown®, JBL®, Infinity®, Harman/Kardon®, Lexicon®, dbx®, BSS®, Studer®, Soundcraft®, Mark Levinson®, Becker®, Revel®, Logic 7® and Selenium®. We have built these brands by developing our engineering, manufacturing and marketing competencies, and have employed these resources to establish our company as a leader in the markets we serve.

We report our business on the basis of four segments. Our Infotainment, Lifestyle and Professional segments are based on our strategic approach to the markets and customers we serve. Our fourth segment, Other, primarily includes compensation, benefit and occupancy costs for corporate employees, net of allocations and expenses associated with new technology innovation and our corporate brand identity campaign.

We believe that innovation is an important element to gaining market acceptance of our products and strengthening our market position. We have a history of leveraging our continuous technological innovation across all of the markets we serve. We have a well-deserved reputation for delivering premium audio and infotainment solutions across a full spectrum of applications. We believe that our technological innovation, the quality of our products and our reputation for on-time delivery have resulted in Harman being awarded a substantial amount of Infotainment and Lifestyle business. As of June 30, 2012, we have a cumulative estimated $16.1 billion of future awarded Infotainment and Lifestyle automotive business, which represents the estimated future lifetime net sales for all customers. This amount does not represent firm customer orders. We calculate our awarded business using various assumptions, which we update annually, including global vehicle production forecasts, customer take rates for our products, revisions to product life cycle estimates and the impact of annual price reductions, among other factors. We update our estimates quarterly by adding the value of new awards received and subtracting sales recorded during the quarter. We believe our currently awarded automotive business will position us well for follow-on and new business with these existing customers.

Our management uses the amount of our future awarded business for short- and long-term budgeting and forecasting, development of earnings guidance and for planning future corporate investment and other activities, such as capital expenditures and restructuring. Our future awarded business is also an input used to approximate our enterprise value. We believe our investors utilize this information for a number of reasons, including evaluating our future financial performance over time, to model our financial results of operations, to understand the risks inherent in our current operating plan, and as an input to approximate our enterprise value. However, our estimates of future awarded automotive business are forward-looking statements and may not actually be achieved. See the risk factor “We may not realize sales represented by awarded business” in Item 1A “Risk Factors” of Part I of this report.

Our products are sold worldwide, with the largest markets located in the United States and Germany. In the United States, our primary manufacturing facilities are located in Kentucky, Indiana and Utah. Outside of the United States, we have manufacturing facilities in Austria, Brazil, China, Hungary, France, Germany, Mexico and the United Kingdom.

Our sales and earnings may vary due to the production schedules and model year changeovers of our automotive customers, the holiday buying season for home audio products, customer acceptance of our products, the timing of new product introductions, product offerings by our competitors and general economic conditions. Since most of our businesses operate using local currencies, our reported sales and earnings may also fluctuate due to foreign currency exchange rates, especially for the Euro.

We believe significant opportunities exist to grow our business in all three of our business segments in emerging markets such as Brazil, Russia, India and China. To execute on this strategy, we have hired dedicated country staff and managers in these markets. During the fiscal year ended June 30, 2012, sales grew in these emerging markets to $528.6 million, an increase of $123.7 million, or 30.6 percent over the prior fiscal year. During the fiscal year ended June 30, 2011, sales grew in these emerging markets to $404.9 million, an increase of $163.6 million, or 67.8 percent over the prior fiscal year. We expect our market share to continue to grow significantly in these countries.

We continue to focus our efforts on improving our cost structure to enable us to remain competitive. We continue to roll out our global marketing campaign, featuring some of the world’s most prominent artists such as Jennifer Lopez, Sir Paul McCartney and Tim McGraw, in order to increase brand awareness and support growth and market share gains across our entire business.

Critical Accounting Policies

The methods, estimates and judgments we use in applying our accounting policies, in conformity with generally accepted accounting principles in the United States (“GAAP”), have a significant impact on the results we report in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The estimates affect the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our accounting policies are more fully described in Note 1 – Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements located in Item 8 of Part II of this report. However, we believe the following policies merit discussion due to their higher degree of judgment, estimation, or complexity.

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

Inventories

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

At June 30, 2012 and 2011 our inventory reserves were $61.9 million and $73.3 million, respectively. The decrease was primarily due to foreign currency translation. Refer to Note 4 – Inventories in the Notes to the Consolidated Financial Statements for more information.

Goodwill

We assess goodwill for potential impairments annually each April 30, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We estimate the fair value of each reporting unit using a discounted cash flow methodology. This requires us to use significant judgment, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, determination of our weighted average cost of capital, and relevant market data.

In evaluating goodwill for impairment, we may first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then no further testing of the goodwill assigned to the reporting unit is required. However, if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized, if any.

The first step compares the fair value of each reporting unit to its carrying value, with fair value of each reporting unit determined using established valuation techniques, specifically the market and income approaches. If the results of the first step indicate that the fair value of a reporting unit is less than its carrying value, the second step of this test is conducted wherein the amount of any impairment is determined by comparing the implied fair value of goodwill in a reporting unit to the recorded amount of goodwill for that reporting unit. The implied fair value of goodwill is calculated as the excess of fair value of the reporting unit over the amounts assigned to its assets and liabilities. Should the fair values of the goodwill so calculated be less than the carrying value, an impairment is recognized.

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

Impairment of Long-Lived Assets

We review the recoverability of our long-lived assets, including buildings, equipment and other definite-lived intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. We will continue to monitor the need for impairment tests, which could result in additional non-cash impairment charges. We recognized $0.6 million and $1.2 million in impairment charges related to facilities that were held-for-sale in the fiscal years ended June 30, 2012 and 2010, respectively. We did not record any impairment charges for long-lived assets in the fiscal year ended June 30, 2011.

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

Accrued Warranties

We warrant our products to be free from defects in materials and workmanship for periods ranging from six months to six years from the date of purchase, depending on the business segment and product. Our dealers and warranty service providers normally perform warranty service in field locations and regional service centers, using parts and replacement finished goods we supply on an exchange basis. Our dealers and warranty service providers also install updates we provide to correct defects covered by our warranties. Estimated warranty liabilities are based upon past experience with similar types of products, the technological complexity of certain products, replacement cost and other factors. If estimates of warranty provisions are no longer adequate based on our analysis of current activity, incremental provisions are recorded as warranty expense in our Consolidated Statement of Income. We take these factors into consideration when assessing the adequacy of our warranty provision for periods still open to claim. Refer to Note 6 – Accrued Warranties in the Notes to the Consolidated Financial Statements for more information.

Income Taxes and Tax Valuation Allowances

We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in our Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards. We evaluate all available positive and negative evidence in each tax jurisdiction regarding the recoverability of any asset recorded in our Consolidated Balance Sheets and provide valuation allowances to reduce our deferred tax assets to an amount we believe is more likely than not to be realized. We regularly review our deferred tax assets for recoverability considering historical profitability, our ability to project future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. If we continue to operate at a loss in certain jurisdictions or are unable to generate sufficient future taxable income within the defined lives of such assets, we could be required to increase our valuation allowance against all or a significant portion of our deferred tax assets. This increase in valuation allowance could result in substantial increases in our effective tax rate and could have a material adverse impact on our operating results. Conversely, if and when our operations in some jurisdictions become sufficiently profitable before what we have estimated in our current forecasts, we would be required to reduce all or a portion of our current valuation allowance and such reversal would result in an increase in our earnings in such period. We recorded a total non-cash tax benefit from continuing operations of $126.3 million for the year ended June 30, 2012, of which $124.2 million was recorded as a discrete benefit in the third quarter of fiscal year 2012. Refer to Note 13 – Income Taxes in the Notes to the Consolidated Financial Statements for more information. Adjustments to our valuation allowance from continuing operations, through charges to income tax (benefit) expense, were $0.2 million and $4.8 million for the years ending June 30, 2011 and 2010, respectively.

The calculation of our tax liabilities involves evaluating uncertainties in the application of complex tax regulations. We recognize liabilities for unrecognized tax positions in the U.S. and other tax jurisdictions based on our estimate of whether and the extent to which additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in additional tax benefits recognized in the period in which we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. We recognize interest and penalties related to income tax matters in income tax expense.

Severance and Exit Costs

We recognize liabilities for severance and exit costs based upon the nature of the liability incurred. For involuntary separation programs that are conducted according to the guidelines of our written involuntary separation plan or according to the provisions of collective bargaining agreements or statutes, we recognize the liability when it is probable and reasonably estimable. For one-time termination benefits, such as additional severance pay, and other exit costs, such as lease and other contract termination costs, the liability is measured and originally recognized at fair value in the period in which the liability is incurred, with subsequent changes recognized in earnings in the period of change. Refer to Note 15 – Restructuring in the Notes to the Consolidated Financial Statements for more information.

Share-Based Compensation

Share-based compensation expense is recognized based on the estimated fair value of stock options and similar equity instruments awarded to employees. Refer to Note 14 – Shareholders’ Equity and Share-Based Compensation in the Notes to the Consolidated Financial Statements for more information.

Discontinued Operations

The results of operations of businesses that have been sold are presented separately as Income from discontinued operations, net of income taxes, in our Consolidated Statements of Income, in the current and prior periods, where applicable. Refer to Note 3 – Discontinued Operations in the Notes to the Consolidated Financial Statements for more information.

Change in Segments

Effective July 1, 2011, we revised our business segments in order to better align them with our strategic approach to the markets and customers we serve. While our Professional segment was largely unaffected, we reorganized our Automotive and Consumer segments and created two new segments, Infotainment and Lifestyle. The Infotainment segment includes our infotainment business, which was previously reported in our Automotive segment, and Aha Mobile, (“Aha”), a business we acquired in September 2010, which was previously reported in our Other segment. Our Lifestyle segment includes our automotive audio business, which was previously reported in our Automotive segment, our Consumer segment, which was previously reported as a standalone segment, and our luxury home audio business, which was previously reported in our Professional segment. Our Professional segment includes our Professional segment, as previously reported, excluding our luxury home audio business. Prior period segment amounts throughout the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations have been reclassified to conform to the current segment structure.

Results of Operations

Net Sales

Fiscal year 2012 net sales were $4.364 billion, an increase of 15.7 percent compared to the prior fiscal year or 17.4 percent excluding foreign currency translation. Foreign currency translation had an unfavorable impact of $54.4 million when compared to the prior fiscal year. The increase in net sales was primarily in our Infotainment and our Lifestyle segments, and was partially driven by new infotainment product launches and higher production volumes partially driven by a temporary increase in sales due to the inability of a competitor to supply its customers, increases in sales of our audio products to automotive manufacturers, surcharges to certain automotive audio customers to recover increased costs on rare earth minerals, increases in net sales of scalable and mid-level infotainment systems and the addition of MWM Acoustics LLC and certain related entities (“MWM Acoustics”) in our Lifestyle segment.

Fiscal year 2011 net sales were $3.772 billion, an increase of 12.1 percent compared to the prior fiscal year or 12.7 percent excluding foreign currency translation. Foreign currency translation had an unfavorable impact of $17.4 million when compared to the prior fiscal year. Each of our three business segments reported higher net sales compared to the prior fiscal year although the increase in overall net sales was primarily attributable to our Infotainment and Professional segments.

A summary of our net sales, by business segment, is presented below:

	Year Ended June 30,
	2012	Percentage	2011	Percentage	2010	Percentage
Infotainment	$2,401,562	55.0%	$2,088,599	55.4%	$1,836,194	54.6%
Lifestyle	1,330,798	30.5%	1,087,270	28.8%	1,023,532	30.4%
Professional	630,731	14.5%	595,687	15.8%	504,029	15.0%
Other	987	0.0%	789	0.0%	673	0.0%

Total	$4,364,078	100.0%	$3,772,345	100.0%	$3,364,428	100.0%

Infotainment—Infotainment net sales increased 15.0 percent in fiscal year 2012 compared to the prior fiscal year, or 17.3 percent excluding foreign currency translation. The increase in net sales was driven by increases in scalable infotainment system net sales, new product launches, higher production volumes and extension of current product offerings on new vehicle platforms, partially offset by unfavorable foreign currency translation of $40.6 million. In addition, we had a temporary increase in net sales in the first quarter of fiscal year 2012 due to the inability of one of our competitors to supply its customers, as a result of the Japanese earthquake and tsunami in March 2011.

Infotainment net sales increased 13.7 percent in fiscal year 2011 compared to the prior fiscal year, or 14.5 percent excluding foreign currency translation. The increase in net sales was primarily due to new infotainment business awards with European automobile manufacturers and overall production recovery, partially offset by unfavorable foreign currency translation of $12.8 million and the exit of the PND distribution channel in January 2010, which contributed $68.0 million of net sales in fiscal year 2010.

Lifestyle—Lifestyle net sales increased 22.4 percent in fiscal year 2012 compared to the prior fiscal year, or 23.8 percent excluding foreign currency translation. The increase in net sales was primarily due to higher automotive audio net sales in Europe and North America, surcharges to certain automotive audio customers to recover increased costs on rare earth minerals, the addition of MWM Acoustics, and increases in home and multimedia product sales, partially offset by unfavorable foreign currency translation of $12.2 million.

Lifestyle net sales increased 6.2 percent in fiscal year 2011 compared to the prior fiscal year, or 7.2 percent excluding foreign currency translation. The increase in net sales was primarily due to higher automotive audio net sales, and increased home audio market share in Latin America, aided by $41.0 million of Harman do Brasil (formerly known as Selenium) net sales, partially offset by unfavorable foreign currency translation of $9.2 million.

Professional—Professional net sales increased 5.9 percent in fiscal year 2012 compared to the prior fiscal year, both including and excluding foreign currency translation. The increase in net sales was primarily due to new product introductions and the development of emerging market distribution channels, partially offset by unfavorable foreign currency translation of $1.6 million.

Professional net sales increased 18.2 percent in fiscal year 2011 compared to the prior fiscal year, or 17.1 percent excluding foreign currency translation. The increase in net sales was primarily due to increased market share in Latin America, aided by $39.0 million of Harman do Brasil net sales, improvements in overall market conditions, specifically within our loudspeaker, digital signal processing, mixing and microphone/headphone business units and favorable foreign currency translation of $4.6 million.

Gross Profit

Gross profit as a percentage of net sales increased 0.9 percentage points to 27.1 percent in fiscal year 2012 compared to the prior fiscal year. Gross profit as a percentage of net sales increased in our Infotainment segment primarily due to higher sales volumes leveraged over a lower cost base driven by productivity improvement programs and favorable product mix. Gross profit as a percentage of net sales declined in our Lifestyle and Professional segments due to higher costs for rare earth neodymium magnets, a key component in speakers and investments in production capacity to support future growth.

Gross profit as a percentage of net sales decreased 0.1 percentage points to 26.2 percent in fiscal year 2011 compared to the prior fiscal year. The decrease in gross profit as a percentage of net sales was primarily in our Infotainment and Lifestyle segments and was primarily due to unfavorable product mix and reduced material cost savings due to tighter component and raw material supply constraints, partially offset by improved leverage of fixed overhead costs due to higher sales volumes.

A summary of our gross profit by business segment is presented below:

	Year Ended June 30,
	2012	Percentage of Net Sales	2011	Percentage of Net Sales	2010	Percentage of Net Sales
Infotainment	$557,349	23.2%	$405,491	19.4%	$365,950	19.9%
Lifestyle	382,943	28.8%	337,931	31.1%	326,310	31.9%
Professional	242,147	38.4%	243,115	40.8%	196,608	39.0%
Other	1,707	*	813	*	(3,710)	*

Total	$1,184,146	27.1%	$987,350	26.2%	$885,158	26.3%

*	Not meaningful.

Infotainment— Gross profit as a percentage of net sales increased 3.8 percentage points to 23.2 percent for the year ended June 30, 2012 compared to the prior fiscal year. The increase in gross profit as a percentage of net sales was primarily due to higher sales volumes leveraged over a lower cost base driven by productivity improvement programs and favorable product mix related to increases in scalable infotainment systems net sales.

Infotainment gross profit as a percentage of net sales decreased 0.5 percentage points to 19.4 percent in fiscal year 2011 compared to the prior fiscal year. The decrease in gross profit as a percentage of net sales was primarily due to unfavorable product mix, specifically an increase in lower margin infotainment business. Gross profit was also negatively impacted by a $3.7 million customer claim related to defective third-party software. These decreases were partially offset by improved leverage of fixed overhead costs due to higher sales volumes and savings achieved through our STEP Change cost reduction program.

Lifestyle—Lifestyle gross profit as a percentage of net sales decreased 2.3 percentage points to 28.8 percent in fiscal year 2012 compared to the prior fiscal year. The decrease in gross profit as a percentage of net sales was primarily due to the dilutive impact from our implementation of a rare earth mineral cost surcharge program and investments in production capacity to support future growth. The surcharges only recover the increased cost of the rare earth minerals and therefore provide no gross profit, resulting in a decline in gross profit as a percentage of net sales.

Lifestyle gross profit as a percentage of net sales decreased 0.8 percentage points to 31.1 percent in fiscal year 2011 compared to the prior fiscal year. The decrease in gross profit as a percentage of net sales was primarily due to a temporary reduction in higher margin automotive audio business due to customer production facility shutdowns as a result of the earthquake and tsunami in Japan. Our gross profit was also negatively impacted by a raw material price increase related to supply constraints of rare earth minerals used in the manufacture of speakers. These decreases were partially offset by favorable gross margin in our home audio business from Harman do Brasil, lower inventory write-offs in our home audio business, improved leverage of fixed overhead costs due to higher sales volumes and savings achieved through our STEP Change cost reduction program and lower warranty expense.

Professional—Professional gross profit as a percentage of net sales decreased 2.4 percentage points to 38.4 percent in fiscal year 2012 compared to the prior fiscal year. The decrease in gross profit as a percentage of net sales was primarily due to higher net costs for rare earth neodymium magnets, a key component in speakers, investments in production capacity to support future growth and higher freight costs.

Professional gross profit as a percentage of net sales increased 1.8 percentage points to 40.8 percent in fiscal year 2011 compared to the prior fiscal year. The increase in gross profit as a percentage of net sales was primarily due to our pricing power, a favorable product mix shift, lower restructuring charges, savings achieved through our STEP Change cost reduction program and new product introductions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $884.2 million in fiscal year 2012 compared to $813.8 million in the prior fiscal year, an increase of $70.4 million. The increase in SG&A was primarily due to higher research and development (“R&D”) expenses of $27.2 million and higher selling and advertising expenses, partially offset by favorable foreign currency translation of $9.1 million and the receipt of $4.0 million of business interruption insurance proceeds related to the Japanese earthquake and tsunami. As a percentage of net sales, SG&A decreased 1.3 percentage points to 20.3 percent in fiscal year 2012 compared to the prior fiscal year. R&D expenses were $331.9 million, or 7.6 percent of net sales, in fiscal year 2012 compared to $304.6 million, or 8.1 percent of net sales, in the prior fiscal year.

SG&A were $813.8 million in fiscal year 2011 compared to $774.2 million in the prior fiscal year, an increase of $39.6 million. The increase in SG&A was primarily due to higher overall selling and marketing expenses and SG&A attributable to Harman do Brasil, partially offset by favorable foreign currency translation of $7.6 million and a $5.9 million decrease in charges for claims related to infotainment supply arrangements compared to the prior fiscal year. As a percentage of net sales, SG&A decreased 1.4 percentage points to 21.6 percent in fiscal year 2011 compared to the prior fiscal year. R&D expenses were $304.6 million, or 8.1 percent of net sales, in fiscal year 2011 compared to $322.7 million, or 9.6 percent of net sales, in the prior fiscal year.

We continued to incur costs relating to our restructuring programs, which were designed to address our global footprint, cost structure, technology portfolio, human resources and internal processes. We recorded restructuring charges in SG&A of $6.0 million, $16.5 million and $13.5 million in fiscal years 2012, 2011 and 2010, respectively. Restructuring is further described under the caption “Restructuring” later in this discussion.

A summary of our SG&A by business segment is presented below:

	Year Ended June 30,
	2012	Percentage of Net Sales	2011	Percentage of Net Sales	2010	Percentage of Net Sales
Infotainment	$377,125	15.7%	$344,388	16.5%	$350,258	19.1%
Lifestyle	241,039	18.1%	236,277	21.7%	228,876	22.4%
Professional	159,559	25.3%	152,447	25.6%	126,023	25.0%
Other	106,477	*	80,697	*	69,032	*

Total	$884,200	20.3%	$813,809	21.6%	$774,189	23.0%

*	Not meaningful.

Infotainment—Infotainment SG&A increased $32.7 million to $377.1 million in fiscal year 2012 compared to the prior fiscal year. The increase in SG&A was primarily due to $29.2 million of higher R&D expenses, partially offset by favorable foreign currency translation of $5.7 million. As a percentage of net sales, SG&A decreased 0.8 percentage points to 15.7 percent in fiscal year 2012 compared to the prior fiscal year. R&D expenses increased $29.2 million to $231.0 million, or 9.6 percent of net sales in fiscal year 2012, compared to $201.8 million, or 9.7 percent of net sales in the prior fiscal year. The increase in R&D expenses was primarily related to new product launches.

Infotainment SG&A decreased $5.9 million to $344.4 million in fiscal year 2011 compared to the prior fiscal year. The decrease in SG&A was primarily due to a net decrease in R&D expenses of $23.0 million, favorable foreign currency translation of $4.8 million and a $5.9 million decline in charges related to infotainment supply arrangements, partially offset by higher general and administrative expenses. As a percentage of net sales, SG&A decreased 2.6 percentage points to 16.5 percent in fiscal year 2011 compared to the prior fiscal year. R&D expenses decreased $23.0 million to $201.8 million, or 9.7 percent of net sales in fiscal year 2011 compared to $224.8 million, or 12.2 percent of net sales in the prior fiscal year.

Lifestyle—Lifestyle SG&A increased $4.8 million to $241.0 million in fiscal year 2012 compared to the prior fiscal year. The increase in SG&A was primarily due to higher selling expenses, increased start-up costs in emerging markets and the addition of MWM Acoustics. These increases were partially offset by the receipt of $4.0 million of business interruption insurance proceeds related to the Japanese earthquake and tsunami and favorable foreign currency translation of $2.6 million. As a percentage of net sales, SG&A decreased 3.6 percentage points to 18.1 percent in fiscal year 2012 compared to the prior fiscal year. R&D expenses increased $2.1 million to $58.3 million, or 4.4 percent of net sales in fiscal year 2012, compared to $56.3 million, or 5.2 percent of net sales in the prior fiscal year.

Lifestyle SG&A increased $7.4 million to $236.3 million in fiscal year 2011 compared to the prior fiscal year. The increase in SG&A was primarily due to additional SG&A related to Harman do Brasil and higher selling expenses in Europe related to the home audio and multimedia business, partially offset by a net decrease in R&D expenses of $4.0 million. As a percentage of net sales, SG&A decreased 0.7 percentage points to 21.7 percent in fiscal year 2011 compared to the prior fiscal year. R&D expenses decreased $4.0 million to $56.3 million, or 5.2 percent of net sales in fiscal year 2011 compared to $60.2 million, or 5.9 percent of net sales in the prior fiscal year.

Professional—Professional SG&A increased $7.1 million to $159.6 million in fiscal year 2012 compared to the prior fiscal year. The increase in SG&A was primarily due to higher restructuring expenses and higher selling expenses, partially offset by lower R&D expenses. As a percentage of net sales, SG&A decreased 0.3 percentage points to 25.3 percent in fiscal year 2012 compared to the prior fiscal year. R&D expenses decreased $2.1 million to $33.5 million, or 5.3 percent of net sales in fiscal year 2012, compared to $35.6 million, or 6.0 percent of net sales in the prior fiscal year.

Professional SG&A increased $26.4 million to $152.4 million in fiscal year 2011 compared to the prior fiscal year. The increase in SG&A was primarily due to SG&A attributable to Harman do Brasil, higher R&D expenses and unfavorable foreign currency translation of $0.9 million. As a percentage of net sales, SG&A increased 0.6 percentage points to 25.6 percent in fiscal year 2011 compared to the prior fiscal year. R&D expenses increased $2.6 million to $35.6 million, or 6.0 percent of net sales, compared to $33.0 million or 6.6 percent of net sales in the prior fiscal year.

Other—Other SG&A primarily includes compensation, benefit and occupancy costs for our corporate employees and expenses associated with new technology innovation and our corporate brand identity campaign. Other SG&A increased $25.8 million to $106.5 million in fiscal year 2012 primarily due to higher R&D expenses associated with new corporate technology, investments in new technology innovation utilizing new and emerging technologies which are currently not product specific and higher advertising and marketing expenses related to the launch of our global brand awareness campaign.

Other SG&A increased $11.7 million to $80.7 million in fiscal year 2011 primarily due to higher R&D expenses associated with new corporate technology, higher advertising expenses and higher corporate development expenses.

Sale of Intellectual Property

Effective February 15, 2011, we entered into an agreement with a third party pursuant to which we monetized certain intellectual property rights. Income of $0.3 million and $16.5 million was recognized in connection with this transaction in our Infotainment segment and is included in the Consolidated Statement of Income for the fiscal years ended June 30, 2012 and 2011, respectively under the line item Sale of intellectual property.

Loss on Deconsolidation of Variable Interest Entity

In December 2009, we determined that we were no longer the primary beneficiary of a joint venture which was considered a variable interest entity and previously required consolidation. Since we were no longer the primary beneficiary, in December 2009 we deconsolidated the Harman Navis, Inc. joint venture which resulted in an overall loss of $13.1 million in our Infotainment segment and is included in our Consolidated Statement of Income as loss on deconsolidation of variable interest entity for the fiscal year ended June 30, 2010. The loss resulted primarily from the difference between the fair value of the consideration received for the disposal of our equity interest and the net asset value of the joint venture that was deconsolidated.

Restructuring

Our restructuring program that is designed to improve our global footprint, cost structure, technology portfolio, human resources and internal processes continues. During fiscal year 2012, we continued to refine and expand on activities launched in prior years and significant new programs were launched to: (i) optimize certain research and development and supply chain functions; (ii) outsource certain manufacturing capabilities; and (iii) divest or sublease facilities no longer needed to support current operations. In fiscal year 2011, we announced the relocation of certain manufacturing activities from Washington, Missouri to Mexico and the outsourcing of certain manufacturing activities to third party suppliers. In fiscal year 2010, we announced the relocation of certain manufacturing activities from the United Kingdom to Hungary, a consolidation and optimization of our manufacturing capabilities in China and the exit of the PND distribution channel in Germany.

A summary and components of our restructuring initiatives are presented below and include accruals for new programs as well as revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Severance Related Costs	Third Party Contractor Termination Costs	Facility Closure and Other Related Costs	Asset Impairments(1)	Total
Liability, June 30, 2009	$67,930	$308	$8,633	$0	$76,871
Expense(2)	10,049	(277)	3,222	4,880	17,874
Accumulated depreciation offset	0	0	0	(4,880)	(4,880)
Payments	(41,186)	(33)	(4,299)	0	(45,518)
Foreign currency translation	(3,757)	2	6	0	(3,749)

Liability, June 30, 2010	$33,036	$0	$7,562	$0	$40,598

Expense(2)	10,541	0	4,542	5,564	20,647
Accumulated depreciation offset	0	0	0	(5,564)	(5,564)
Payments	(15,231)	0	(4,346)	0	(19,577)
Foreign currency translation	3,416	0	102	0	3,518

Liability, June 30, 2011	$31,762	$0	$7,860	$0	$39,622

Expense(2)	(1,008)	315	7,146	2,696	9,149
Accumulated depreciation offset	0	0	0	(2,696)	(2,696)
Payments	(8,434)	(298)	(4,169)	0	(12,901)
Foreign currency translation	(2,382)	0	2	0	(2,380)

Liability, June 30, 2012	$19,938	$17	$10,839	$0	$30,794

(1)

Credits related to restructuring charges for accelerated depreciation and inventory provisions are recorded against the related assets in Property, plant & equipment, net or Inventories in our Consolidated Balance Sheets and do not impact the restructuring liability.

(2)

Restructuring expenses noted above are primarily in SG&A in our Consolidated Statements of Income. Asset impairments, which consist of accelerated depreciation and inventory provisions are primarily in Cost of sales in our Consolidated Statements of Income.

Restructuring liabilities are recorded in Accrued liabilities and Other non-current liabilities in our Consolidated Balance Sheets.

Restructuring expenses by reporting business segment are presented below:

	Year Ended June 30,
	2012	2011	2010
Infotainment	$(1,458)	$5,949	$(3,330)
Lifestyle	169	7,062	13,689
Professional	8,459	1,835	2,191
Other	(717)	237	444

Total	6,453	15,083	12,994
Asset impairments	2,696	5,564	4,880

Total	$9,149	$20,647	$17,874

Goodwill

In September 2011, we adopted Accounting Standards Update (“ASU”) 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”), under which an entity may first assess qualitative factors in determining whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. In fiscal year 2012, we did not elect to first assess the qualitative factors in evaluating our goodwill for impairment; therefore, we proceeded with our quantitative goodwill impairment test. Refer to the heading “Goodwill” above and Note 1 – Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements for more information.

We test for impairment at the reporting unit level on an annual basis as of April 30th of every year and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Refer to Note 1 – Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements for more information on how we test goodwill for impairment. The annual goodwill impairment tests conducted as of April 30, 2012 and 2011 indicated that the fair value of each reporting unit was substantially in excess of its carrying value and, as such, no impairments were deemed to exist.

Effective July 1, 2011, we revised our business segments in order to better align them with our strategic approach to the markets and customers we serve. Under this new structure, our reportable segments consist of the Infotainment, Lifestyle, Professional and Other segments. Our reporting units are the same as our reportable segments with the exception of our Lifestyle segment, which consists of two reporting units, automotive audio and home audio. In connection with this realignment, we reallocated our goodwill to our new reporting units based on each reporting unit’s relative fair value. We also performed a goodwill impairment test as of July 1, 2011 using our new reporting units and determined that the fair value of each of our reporting units exceeded its carrying value, therefore, no impairments were deemed to exist as of this date. Refer to Note 17 – Business Segment Data in the Notes to the Consolidated Financial Statements for more information.

During the first half of fiscal year 2010, we determined that goodwill related to our Infotainment segment and a reporting unit within our Lifestyle segment were impaired and we recognized impairment charges of $7.4 million and $4.9 million, respectively, in our Consolidated Statement of Income for the fiscal year ended June 30, 2010. During the second half of fiscal year 2010, as a result of the sustained improvements in the operating results of these reporting units due to improvements in economic conditions and realized savings resulting from our cost cutting initiatives, we performed a goodwill impairment test which demonstrated that the calculated fair value of our reporting units exceeded the respective carrying values and therefore no impairments existed in any of our reporting units. As a result, we ceased recognizing goodwill impairment charges associated with incremental goodwill that was recognized related to contingent purchase price arrangements.

Goodwill was $180.8 million at June 30, 2012 compared with $119.4 million at June 30, 2011. The increase in goodwill in the fiscal year ended June 30, 2012 versus the prior fiscal year is primarily related to goodwill associated with to the MWM Acquisition of $79.8 million offset to a certain extent by foreign currency translation. Refer to Note 2 – Acquisitions in the Notes to the Consolidated Financial Statements for more information.

Goodwill was $119.4 million at June 30, 2011 compared with $105.9 million at June 30, 2010. The increase in goodwill in the fiscal year ended June 30, 2011 versus the prior fiscal year is primarily related to foreign currency translation, contingent purchase price consideration associated with the acquisition of innovative Systems GmbH (“IS”) of $5.7 million and goodwill related to the acquisition of 3dB Research Limited of $0.6 million, offset by approximately $4.5 million of purchase price adjustments for prior year acquisitions, primarily related to the acquisition of Eletrônica Selenium S.A. Refer to Note 2 – Acquisitions in the Notes to the Consolidated Financial Statements for more information. The contingent purchase price consideration associated with the acquisition of IS is calculated pursuant to the terms of an agreement between the parties. On March 31, 2011, the IS sellers sent us a letter to exercise their option to have the value of the future contingent purchase consideration determined by a major international accounting firm. The parties are currently disputing certain terms under such agreement and until such time as the dispute is resolved we will not be able to calculate the final purchase price.

The changes in the carrying amount of goodwill by business segment for the fiscal years ended June 30, 2012 and 2011 were as follows:

	Infotainment	Lifestyle	Professional	Other	Total
Balance, June 30, 2010	$3,701	$33,112	$69,109	$0	$105,922
Acquisitions and adjustments	0	(1,476)	(2,426)	0	(3,902)
Contingent purchase price consideration associated with the acquisition of IS	3,465	2,272	0	0	5,737
Other adjustments(1)	903	5,259	5,438	0	11,600

Balance, June 30, 2011	$8,069	$39,167	$72,121	$0	$119,357
Acquisitions and adjustments	0	79,757	0	0	79,757
Contingent purchase price consideration associated with the acquisition of IS	(1,258)	(825)	0	0	(2,083)
Other adjustments(1)	(955)	(8,154)	(7,111)	0	(16,220)

Balance, June 30, 2012	$5,856	$109,945	$65,010	$0	$180,811

(1)	The other adjustments to goodwill primarily consist of foreign currency translation adjustments.

Operating Income

Fiscal year 2012 operating income was $300.2 million, or 6.9 percent of net sales. This represents an increase of 1.9 percentage points compared to the prior fiscal year. The increase in operating income was primarily due to higher net sales.

Fiscal year 2011 operating income was $190.1 million, or 5.0 percent of net sales. This represents an increase of 2.5 percentage points compared to the prior fiscal year. The increase in operating income was primarily due to higher net sales.

A summary of our operating income (loss) by business segment is presented below:

	Year Ended June 30,
	2012	Percentage of Net Sales	2011	Percentage of Net Sales	2010	Percentage of Net Sales
Infotainment	$180,529	7.5%	$77,384	3.7%	$(4,885)	(0.3)%
Lifestyle	141,899	10.7%	101,883	9.4%	92,567	9.0%
Professional	82,588	13.1%	90,668	15.2%	70,584	14.0%
Other	(104,770)	*	(79,884)	*	(72,711)	*

Total	$300,246	6.9%	$190,051	5.0%	$85,555	2.5%

*	Not meaningful.

Interest Expense, Net

Interest expense is reported net of interest income in our Consolidated Statements of Income. Interest expense, net was $20.1 million, $22.6 million and $30.2 million for the fiscal years ended June 30, 2012, 2011 and 2010, respectively. Gross interest expense was $27.0 million, $32.5 million and $33.8 million for the fiscal years ended June 30, 2012, 2011 and 2010, respectively, of which $19.1 million, $19.3 million and $17.4 million, respectively, was non-cash interest expense associated with the amortization of the debt discount on the 1.25 percent Convertible Senior Notes due October 2012 (the “Convertible Senior Notes”), and the amortization of debt issuance costs on the Convertible Senior Notes and our revolving credit facilities, and $7.9 million, $13.2 million and $16.4 million was cash interest expense for the fiscal years ended June 30, 2012, 2011 and 2010, respectively. Interest income was $6.9 million, $9.9 million and $3.6 million for the fiscal years ended June 30, 2012, 2011 and 2010, respectively. Refer to the heading “Revolving Credit Facility” below for more information on our revolving credit facility.

Cash interest expense primarily relates to interest for the Convertible Senior Notes, our short-term borrowings and our revolving credit facility. Interest income primarily relates to interest earned on our cash and cash equivalents, short-term investment balances and the variances from year to year are due to fluctuations in those balances and changes in interest rates. Non-cash interest expense is associated with the amortization of the debt discount on the Convertible Senior Notes and amortization of debt issuance costs on the Convertible Senior Notes and our revolving credit facilities. The decrease in interest expense, net in fiscal year 2012 compared with the prior fiscal year is primarily due to lower cash interest expense. The decrease in interest expense, net in fiscal year 2011 compared with the prior fiscal year is due to the fact that we had no borrowings under the existing revolving credit facility in fiscal year 2011 and lower overall interest rates.

Foreign Exchange Losses, Net

Foreign currency exchange gains and losses resulting from the remeasurement of certain foreign currency denominated monetary assets and liabilities are included in Foreign exchange losses, net in our Consolidated Statements of Income. Effective July 1, 2011, we changed the functional currency of two of our foreign subsidiaries to the U.S. Dollar to reflect a change in the currency in which such subsidiaries primarily generate and expend cash. In addition, we recognized approximately $1.4 million as Foreign exchange losses, net in our Consolidated Statements of Income in fiscal year 2012, due to the revaluation of certain derivative instruments held at these subsidiaries because we did not meet the requisite documentation requirements to attain hedge accounting treatment. As of January 1, 2012, the documentation was amended to achieve hedge accounting treatment going forward. We also include gains and losses from forward points on certain derivative foreign currency forward contracts that are excluded from hedge effectiveness testing in Foreign exchange losses, net in our Consolidated Statements of Income. Refer to Note 10 – Derivatives in the Notes to the Consolidated Financial Statements for more information.

Miscellaneous, Net

We recorded miscellaneous expenses, net, of $5.8 million, $6.3 million and $5.3 million in fiscal years 2012, 2011 and 2010, respectively, primarily consisting of bank charges. Bank charges were $5.7 million, $5.9 million and $5.3million in fiscal years 2012, 2011 and 2010, respectively.

Income Taxes

Our fiscal year 2012, 2011and 2010 effective tax rate was a benefit of 26.2 percent, an expense of 15.2 percent and an expense of 17.5 percent, respectively. The effective tax rate was lower than the U.S. Federal statutory rate of 35 percent due to income mix, U.S. federal income tax credits and rate differentials between the U.S. and foreign jurisdictions. In addition, the fiscal year 2012 tax benefit was primarily due to the reversal of a portion of the U.S. valuation allowance. Refer to Note 13 – Income Taxes in the Notes to the Consolidated Financial Statements for more information.

Subsequent Events

Amendment to Revolving Credit Facility

Effective July 2, 2012, we and our wholly owned subsidiary, Harman Holding GmbH & Co. KG (“Harman KG”), entered into the Second Amendment (the “Second Amendment”) to the Multi-Currency Credit Agreement dated as of December 1, 2010, as amended on December 15, 2011 (the “Credit Agreement”), with a group of banks. The Second Amendment amends the Credit Agreement by, among other things, (a) allowing us and our subsidiaries to enter into certain internal legal entity restructuring transactions subject in certain circumstances to various conditions, (b) in connection with such internal legal entity restructuring transactions, providing for the release of certain security interests created by the Guarantee and Collateral Agreement dated as of December 1, 2010, and (c) making certain other amendments to facilitate the foregoing.

Dividend Declaration

On August 10, 2012, we declared a cash dividend of $0.15 per share for the quarter ended June 30, 2012. The quarterly dividend will be paid on September 4, 2012 to each stockholder of record as of the close of business on August 20, 2012.

Shares Repurchased

Between July 1, 2012 through August 10, 2012, we repurchased 129,966 shares of our common stock at a total cost of $4.8 million in connection with our share buyback program.

Liquidity and Capital Resources

We primarily finance our working capital requirements through cash generated by operations, borrowings under our revolving credit facility and trade credit. Cash and cash equivalents were $617.4 million at June 30, 2012 compared to $603.9 million at June 30, 2011. During the fiscal year ended June 30, 2012, our cash and cash equivalent balance increased $13.5 million. The increase in cash was primarily due to higher net income and higher accounts payable and accrued liabilities, partially offset by the repurchase of treasury shares, capital expenditures, increases in other current assets, higher purchases of inventories and accounts receivable related to higher net sales, foreign currency translation, the acquisition of MWM Acoustics, the payment of dividends and the funding of new product development.

We believe that our existing cash and cash equivalents of $617.4 million and our short-term investments of $203.0 million at June 30, 2012, together with our expected future operating cash flows, and our availability of $541.3 million under our existing revolving credit facility, will be sufficient to cover our working capital needs, debt service, including the repayment of the Convertible Senior Notes in October 2012, our share buy-back program, capital expenditures, including major investments related to manufacturing and research facilities in emerging markets, acquisitions, purchase commitments and quarterly dividends for at least the next 12 months. We have $400 million principal amount of Convertible Senior Notes that become due in October 2012, which is in the second quarter of fiscal year 2013. We intend to use a combination of borrowings under our revolving credit facility, cash on hand and/or new debt financing to repay the $400 million in the second quarter of fiscal year 2013, which represents the entire amount outstanding as of June 30, 2012.

Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and maintain access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors beyond our control. We earn a significant amount of our operating income outside the U.S., the majority of which is deemed to be permanently reinvested in foreign jurisdictions. For at least the next 12 months, we have sufficient cash in the U.S., availability under our existing revolving credit facility and forecasted domestic cash flow to sustain our operating activities and cash commitments for investing and financing activities, such as quarterly dividends and repayment of debt. In addition, we expect existing foreign cash and cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months. As of June 30, 2012, Cash and cash equivalents and Short-term investments of $204.1 million and $30.0 million, respectively, were held in the U.S. and $413.3 million and $173.0 million, respectively, were held by us in foreign jurisdictions. We repatriated $100 million of cash to the U.S. from Germany in fiscal year 2012, which we previously had provided tax on. As of June 30, 2011, Cash and cash equivalents and Short-term investments of $74.3 million and $70.7 million, respectively, were held by us in the U.S. and $529.6 million and $246.6 million, respectively, were held by us in foreign jurisdictions. Below is a more detailed discussion of our cash flow activities during fiscal year 2012.

Operating Activities

For the fiscal year ended June 30, 2012, our net cash provided by operating activities was $268.5 million, compared to $331.8 million in the prior fiscal year. The decrease in operating cash flows compared to the prior fiscal year was primarily due to increases in other current assets related to the surcharge on rare earth minerals, higher accounts receivable related to increased sales, and higher purchases of inventories in anticipation of future sales, partially offset by higher operating income and lower payments to vendors for accounts payable and accrued liabilities. At June 30, 2012, working capital, excluding cash, short-term investments, current portion of long-term debt and short-term debt, was $309.6 million, compared with $141.5 million at June 30, 2011. The increase was primarily due to higher accounts receivable, inventory and other current assets, as well as lower accrued liabilities and accrued warranties.

Investing Activities

Net cash provided by investing activities was $64.7 million for the fiscal year ended June 30, 2012, compared to $434.5 million used in investing activities in the prior fiscal year. The increase in net cash provided by investing activities compared to the prior fiscal year was primarily due to higher net maturities of short-term investments, partially offset by the acquisition of MWM Acoustics and higher capital expenditures. Short-term investments consist of commercial paper, short-term deposits and government bonds, time deposits, and treasury bills with original maturities of greater than three months and less than one year. Capital expenditures for the fiscal year ended June 30, 2012 were $112.5 million, in support of new Infotainment and Lifestyle awards, compared to $108.4 million for the prior fiscal year. Capital spending was also higher due to expansion of production capacity, increases in information technology related programs and product improvement programs. We expect that our run rate for capital expenditures will slightly increase during fiscal year 2013.

Financing Activities

Net cash used in financing activities was $147.6 million in the fiscal year ended June 30, 2012, compared to $8.4 million used in financing activities in the prior fiscal year. The increase in cash used was primarily due to the repurchase of $123.9 million of our common stock and $21.2 million of dividends paid to shareholders.

Our total debt, including short-term borrowings, at June 30, 2012 was $400.7 million, or $395.7 million, net of discount, primarily comprised of $400.0 million of the Convertible Senior Notes which are shown net of a discount of $5.0 million in our Consolidated Balance Sheet at June 30, 2012, due to the accounting guidance which is more fully described in Note 9 – Debt in the Notes to the Consolidated Financial Statements. Also included in total debt are $0.6 million of other short-term and long-term borrowings.

Our total debt, including short-term borrowings, at June 30, 2011 was $402.6 million, or $381.0 million, net of discount, and was primarily comprised of $400.0 million of the Convertible Senior Notes, which are shown net of a discount of $21.6 million in our Consolidated Balance Sheet at June 30, 2011. Also included in total debt are $2.6 million of other short-term borrowings and capital lease obligations.

Revolving Credit Facility

On December 1, 2010 we and Harman KG, entered into a Multi-Currency Credit Agreement with a group of banks, as amended on December 15, 2011(the “Credit Agreement”). At June 30, 2012 and 2011, we had no borrowings under the Credit Agreement and had outstanding letters of credit of $8.7 million and $7.3 million, respectively. At June 30, 2012 and 2011, unused available credit under the Credit Agreement was $541.3 million and $542.7 million, respectively. If we experience a significant decline in our operating results, we could violate our debt covenants and, absent a waiver from our lenders or an amendment to the Credit Agreement, we could be in default under the Credit Agreement. As a result, our debt under the Credit Agreement could become due, which would have a material adverse effect on our financial condition and results of operations. A default under the Credit Agreement could also lead to an event of default under the indenture governing the Convertible Senior Notes (the “Indenture”), as amended, and accelerate the maturity of the Convertible Senior Notes. As of June 30, 2012, we were in compliance with all the financial covenants of the Credit Agreement. We believe we will be in compliance with these covenants for at least the next 12 months.

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

The term of the Guarantee and Collateral Agreement corresponds with the term of the Credit Agreement, which matures on December 1, 2015. Under the terms of this Guarantee and Collateral Agreement, we have effectively guaranteed the payment of the full amount of borrowings under the Credit Agreement, including outstanding letters of credit, upon maturity. The potential amount of future payments that we would be required to pay under the Guarantee and Collateral Agreement is the amount that we have borrowed under the Credit Agreement, including outstanding letters of credit. At June 30, 2012, we had no borrowings under the Credit Agreement and had outstanding letters of credit of $8.7 million.

Convertible Senior Notes

We had $400 million of Convertible Senior Notes outstanding at June 30, 2012 and 2011, which are more fully described in Note 9 – Debt in the Notes to the Consolidated Financial Statements. The Convertible Senior Notes are reported in Current portion of long-term debt in our Consolidated Balance Sheets at June 30, 2012, as they are due in October 2012, which is in less than one year. At June 30, 2012, we were in compliance with all covenants under the Indenture and we believe that we will be in compliance with these covenants for the remaining term of the Indenture, which is less than 12 months.

Dividends

On June 27, 2012, we announced that our annual cash dividend would double in fiscal year 2013 to $0.60 per share. The dividends will be paid in quarterly increments of $0.15 per share, effective July 1, 2012.

Off-Balance Sheet Arrangements

We utilize off-balance sheet arrangements in our operations when we enter into operating leases for land, buildings and equipment in the normal course of business, which are not included in our Consolidated Balance Sheets. In addition, we had outstanding letters of credit of $8.7 million and $7.3 million at June 30, 2012 and 2011, respectively, which were not included in our Consolidated Balance Sheets.

Contractual Obligations

We have obligations and commitments to make future payments under various agreements and for uncertain tax positions. The following table details our obligations by due date:

	Year Ending June 30,
	2013	2014	2015	2016	2017	Thereafter	Total
Short term borrowings	$227	$0	$0	$0	$0	$0	$227
Current portion of long-term debt(1)	400,400	0	0	0	0	0	400,400
Firm commitments for capital expenditures	11,241	0	0	0	0	0	11,241
Purchase obligations(2)	139,843	0	0	0	0	0	139,843
Other long-term obligations(1) (3)	0	10	10	10	10	12	52
Non-cancelable operating leases(4)	35,244	30,102	26,250	24,483	23,950	18,215	158,244
Pension obligations(5)	8,937	8,555	8,950	9,510	11,417	52,828	100,197
Uncertain tax positions(6)	34,200	0	0	0	0	0	34,200

Total contractual cash obligations	$630,092	$38,667	$35,210	$34,003	$35,377	$71,055	$844,404

(1)

Amount includes $400 million principal amount of our Convertible Senior Notes. Refer to Note 9 – Debt in the Notes to the Consolidated Financial Statements for more information and for interest payments associated with our short-term borrowings, current portion of long-term debt and long-term debt.

(2)	Includes amounts committed under enforceable agreements for purchase of goods and services with defined terms as to quantity, price and timing of delivery.
(3)	Amount is included in Other non-current liabilities in the Consolidated Balance Sheet at June 30, 2012.
(4)	Refer to Note 12 – Leases in the Notes to the Consolidated Financial Statements for more information.
(5)	Refer to Note 16 – Retirement Benefits in the Notes to the Consolidated Financial Statements for more information.
(6)	Refer to Note 13 – Income Taxes in the Notes to the Consolidated Financial Statements. All uncertain tax positions are included in fiscal year 2013 as timing of such payments cannot be estimated.

Equity

Total shareholders’ equity at June 30, 2012 was $1.529 billion compared with $1.424 billion at June 30, 2011. The increase is primarily due to increased net income, net unrealized gains on hedging, and share-based compensation, partially offset by the repurchase of shares of our common stock, unfavorable foreign currency translation, the payment of dividends and an unfavorable pension liability adjustment. During the fiscal year ended June 30, 2012, we entered into an agreement with an external broker which provides the structure under which our share buyback program is being facilitated. There were 3,246,409 shares of our common stock repurchased during the fiscal year ended June 30, 2012 at a total cost of $123.9 million.

Business Outlook

Our future outlook may be negatively impacted due to changes in global economic conditions, in particular the European sovereign debt crisis and the foreign currency transaction and translation exposure. This may drive a contraction in consumer discretionary spending. Each quarter we update our estimated cost increases related to the recent constraints in the supply of rare earth minerals, specifically rare earth neodymium magnets, used in our products. We do not expect this to have a material negative impact on our profitability in future years. We are currently investigating alternative design solutions utilizing other materials and also have successfully negotiated price increases with some of our customers and are still in negotiations with other customers. To date, we believe our actions, principally price adjustments negotiated with our customers, will be successful in mitigating the impact from this cost increase. Accordingly, we expect our overall year-over-year profitability to improve unless global economic conditions significantly worsen.

Recently Issued Accounting Standards

Intangible Assets: In July 2012, the Financial Accounting Standards Board “FASB”) issued Accounting Standards Update (“ASU”) 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” which allows companies to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. The new guidance allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted for annual and interim impairment tests performed as of a date before July 27, 2012, if the financial statements for the most recent annual or interim period have not yet been issued. We will adopt the provisions of this new guidance on July 1, 2013. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

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

Interest Rate Sensitivity/Risk

At June 30, 2012, interest on approximately 99 percent of our borrowings was determined on a fixed rate basis. The interest rates on the balance of our debt are subject to changes in U.S. and European short-term interest rates. To assess exposure to interest rate changes, we have performed a sensitivity analysis assuming a hypothetical 100 basis point increase or decrease in interest rates across all outstanding debt and investments. Our analysis indicates that the effect on fiscal year 2012 income from continuing operations before income taxes of such an increase and decrease in interest rates would be approximately $6.5 million.

Foreign Currency Risk

We maintain significant operations in Germany, the United Kingdom, France, Austria, Hungary, Mexico, China and Brazil. As a result, we are subject to market risks arising from changes in these foreign currency exchange rates, principally the change in the value of the Euro versus the U.S. Dollar. Refer to Note 10 – Derivatives in the Notes to the Consolidated Financial Statements for additional discussion on our financial risk management.

Our subsidiaries purchase products and raw materials and sell our products in various currencies. As a result, we may be exposed to cost changes relative to local currencies in these markets. To mitigate these transactional risks, we enter into foreign exchange contracts. Also, foreign currency positions are partially offsetting and are netted against one another to reduce exposure. We presently estimate the effect on projected fiscal year 2013 income before income taxes, based upon a recent estimate of foreign exchange transactional exposure, of a uniform strengthening or uniform weakening of the transaction currency rates of 10 percent, would be to increase or decrease income from continuing operations before income taxes by approximately $22.5 million. As of June 30, 2012, we had hedged a portion of our estimated foreign currency transactions using foreign exchange contracts, including forwards and options.

We presently estimate the effect on projected fiscal year 2013 income before income taxes, based upon a recent estimate of foreign exchange translation exposure (translating the operating performance of our foreign subsidiaries into U.S. Dollars), of a uniform strengthening or weakening of the U.S. Dollar by 10 percent, would be to increase or decrease income from continuing operations before income taxes by approximately $12.4 million.

Changes in currency exchange rates, principally the change in the value of the Euro compared to the U.S. dollar have an impact on our reported results when the financial statements of foreign subsidiaries are translated into U.S. dollars. Over half our sales are denominated in Euros. The average exchange rate for the Euro versus the U.S. dollar for the fiscal year ended June 30, 2012 decreased 1.8 percent from the same period in the prior fiscal year.

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

We assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, we used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework.” Our assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, overall control environment and information systems control environment. Based on our assessment, we have concluded that, as of June 30, 2012, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting, as of June 30, 2012, has been audited by KPMG LLP (“KPMG”), an independent registered public accounting firm. KPMG’s report on our internal controls over financial reporting is included herein.

/s/ DINESH C. PALIWAL
Dinesh C. Paliwal Chairman, President and Chief Executive Officer

/s/ HERBERT K. PARKER
Herbert K. Parker Executive Vice President and Chief Financial Officer

August 10, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Harman International Industries, Incorporated:

We have audited Harman International Industries, Incorporated and subsidiaries’ (“the Company”) internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Harman International Industries, Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harman International Industries, Incorporated and subsidiaries as of June 30, 2012 and 2011, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended June 30, 2012, and our report dated August 10, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Stamford, Connecticut

August 10, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Harman International Industries, Incorporated:

We have audited the accompanying consolidated balance sheets of Harman International Industries, Incorporated and subsidiaries (“the Company”) as of June 30, 2012 and 2011, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended June 30, 2012. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule for each of the years in the three-year period ended June 30, 2012. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harman International Industries, Incorporated and subsidiaries as of June 30, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Harman International Industries, Incorporated’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 10, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Stamford, Connecticut

August 10, 2012

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
(in thousands)	2012	2011
Assets
Current assets
Cash and cash equivalents	$617,356	$603,892
Short-term investments	203,014	317,322
Receivables, net	582,835	579,272
Inventories	427,597	423,137
Other current assets	285,443	184,532

Total current assets	2,116,245	2,108,155
Property, plant and equipment, net	430,234	470,300
Goodwill	180,811	119,357
Deferred tax assets, long-term, net	308,768	229,941
Other assets	133,406	130,742

Total assets	$3,169,464	$3,058,495

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$395,409	$386
Short-term debt	227	1,785
Accounts payable	505,694	473,486
Accrued liabilities	368,002	436,537
Accrued warranties	97,289	122,396
Income taxes payable	15,279	12,991

Total current liabilities	1,381,900	1,047,581
Convertible senior notes	0	378,401
Pension liability	168,099	142,114
Other non-current liabilities	89,854	66,741

Total liabilities	1,639,853	1,634,837

Commitments and contingencies	—	—
Preferred stock	0	0
Common stock	961	956
Additional paid-in capital	943,971	915,433
Accumulated other comprehensive income	29,709	136,733
Retained earnings	1,726,486	1,418,106
Less: Common stock held in treasury	(1,171,516)	(1,047,570)

Total shareholders’ equity	1,529,611	1,423,658

Total liabilities and shareholders’ equity	$3,169,464	$3,058,495

See accompanying Notes to the Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended June 30,
(in thousands, except earnings per share data)	2012	2011	2010
Net sales	$4,364,078	$3,772,345	$3,364,428
Cost of sales	3,179,932	2,784,995	2,479,270

Gross profit	1,184,146	987,350	885,158
Selling, general and administrative expenses	884,200	813,809	774,189
Sale of intellectual property	(300)	(16,510)	0
Loss on deconsolidation of variable interest entity	0	0	13,122
Goodwill impairment	0	0	12,292

Operating income	300,246	190,051	85,555
Other expenses:
Interest expense, net	20,126	22,576	30,215
Foreign exchange losses, net	13,152	952	946
Miscellaneous, net	5,815	6,303	5,317

Income from continuing operations before income taxes	261,153	160,220	49,077
Income tax (benefit) expense, net	(68,388)	24,304	8,610

Income from continuing operations, net of income taxes	329,541	135,916	40,467

Gain on sale of discontinued operations, net of income taxes	0	0	114,197
Income from discontinued operations, net of income taxes	0	0	9,394

Net income from discontinued operations	0	0	123,591

Net income	329,541	135,916	164,058
Less: Net income attributable to noncontrolling interest	0	0	5,289

Net income attributable to Harman International Industries, Incorporated	$329,541	$135,916	$158,769

Net income from continuing operations attributable to Harman International Industries, Incorporated
Income from continuing operations, net of income taxes	$329,541	$135,916	$40,467
Less: Net income attributable to noncontrolling interest	0	0	5,289

Net income from continuing operations attributable to Harman International Industries, Incorporated	$329,541	$135,916	$35,178

Earnings per share from continuing operations attributable to Harman International Industries, Incorporated:
Basic	$4.62	$1.91	$0.50

Diluted	$4.57	$1.90	$0.50

Earnings per share from discontinued operations:
Basic	$0.00	$0.00	$1.76

Diluted	$0.00	$0.00	$1.75

Earnings per share:
Basic	$4.62	$1.91	$2.26

Diluted	$4.57	$1.90	$2.25

Weighted Average Shares Outstanding:
Basic	71,297	70,992	70,350

Diluted	72,083	71,635	70,595

See accompanying Notes to the Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
(in thousands)	2012	2011	2010
Cash flows from operating activities:
Net income attributable to Harman International Industries, Incorporated	$329,541	$135,916	$158,769
Adjustments to reconcile net income attributable to Harman International Industries, Incorporated to net cash provided by operating activities:
Income from discontinued operations, net of tax	0	0	(9,394)
Gain on sale of QNX Entities	0	0	(114,197)
Goodwill impairment	0	0	12,292
Loss on deconsolidation of variable interest entity	0	0	13,122
Depreciation and amortization	122,225	123,264	127,654
Deferred income tax (benefit) expense	(99,306)	(8,926)	3,954
Noncontrolling interest	0	0	5,289
Loss on disposition of assets	1,377	1,272	593
Share-based compensation	17,370	17,973	21,320
Non-cash interest expense	19,149	19,258	12,250
Changes in operating assets and liabilities, net of acquired businesses:
Decrease (increase) in:
Receivables, net	(50,709)	(4,222)	(144,100)
Inventories	(36,725)	(25,534)	(40,055)
Other current assets	(84,866)	9,733	(10,194)
Increase (decrease) in:
Accounts payable	62,046	49,707	180,064
Accrued warranties	(10,348)	23,067	20,586
Accrued other liabilities	2,914	(12,535)	(17,344)
Income taxes payable	3,596	5,378	(5,410)
Other operating activities	(7,757)	(2,601)	(23,773)

Net cash from continuing operations provided by operating activities	268,507	331,750	191,426
Net cash from discontinued operations provided by operating activities	0	0	49,013

Net cash provided by operating activities	268,507	331,750	240,439

Cash flows from investing activities:
Purchases of short-term investments	(559,283)	(599,495)	0
Maturities of short-term investments	673,591	282,173	0
Acquisitions, net of cash received	(70,535)	(14,800)	(63,843)
Deconsolidation of variable interest entity	0	0	(11,347)
Proceeds from sale of QNX Entities, net of cash paid	0	0	199,560
Proceeds from asset dispositions	2,865	3,005	2,531
Capital expenditures	(112,536)	(108,357)	(60,033)
Other items, net	1,247	2,974	0

Net cash from continuing operations (used in) provided by investing activities	(64,651)	(434,500)	66,868
Net cash from discontinued operations (used in) provided by investing activities	0	0	(167)

Net cash (used in) provided by investing activities	(64,651)	(434,500)	66,701

Cash flows from financing activities:
Net decrease in short-term borrowings	(1,308)	(12,461)	0
Net repayments under revolving credit facility	0	0	(228,890)
Cash dividends paid to shareholders	(21,161)	(3,525)	0
Repurchase of common stock	(123,946)	0	0
Share-based payment arrangements	11,342	9,544	1,557
Debt issuance costs for revolving credit facility	(0)	(7,002)	0
Other items, net	(12,573)	5,066	5,073

Net cash used in financing activities	(147,646)	(8,378)	(222,260)

Effect of exchange rate changes on cash	(42,746)	69,450	(25,669)

Net (decrease) increase in cash and cash equivalents	13,464	(41,678)	59,211
Cash and cash equivalents at beginning of period	603,892	645,570	586,359

Cash and cash equivalents at end of period	$617,356	$603,892	$645,570

Supplemental Disclosure of Cash Flow Information:
Accrued and contingent acquisition-related liabilities equivalents at end of period	$28,017	$6,937	$17,725

See accompanying Notes to the Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years Ended June 30, 2012, 2011 and 2010
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Harman Shareholders’ Equity	Non- controlling Interest	Total Equity
($ in thousands, except per share data)	Number of Shares	$.01 Par Value
Balance, June 30, 2009	69,329,778	$949	$869,609	$57,198	$1,126,946	$(1,047,570)	$1,007,132	$786	$1,007,918

Net income attributable to Harman International Industries, Incorporated	0	0	0	0	158,769	0	158,769	0	158,769
Foreign currency translation	0	0	0	(66,500)	0	0	(66,500)	0	(66,500)
Unrealized gain on hedging derivatives, net of tax	0	0	0	27,749	0	0	27,749	0	27,749
Pension liability adjustment, net of tax	0	0	0	(13,599)	0	0	(13,599)	0	(13,599)
Unrealized loss on available-for-sale securities, net of tax	0	0	0	(1,182)	0	0	(1,182)	0	(1,182)

Comprehensive income									105,237

Restricted stock unit vesting	68,699	0	0	0	0	0	0	0	0
Exercise of stock options, net of shares received	131,542	3	1,556	0	0	0	1,559	0	1,559
Share-based compensation, net of tax	0	0	20,964	0	0	0	20,964	0	20,964
Noncontrolling interest	0	0	0	0	0	0	0	(786)	(786)

Balance, June 30, 2010	69,530,019	$952	$892,129	$3,666	$1,285,715	$(1,047,570)	$1,134,892	$0	$1,134,892
Net income attributable to Harman International Industries, Incorporated	0	0	0	0	135,916	0	135,916	0	135,916
Foreign currency translation	0	0	0	164,079	0	0	164,079	0	164,079
Unrealized loss on hedging derivatives, net of tax	0	0	0	(41,892)	0	0	(41,892)	0	(41,892)
Pension liability adjustment, net of tax	0	0	0	9,117	0	0	9,117	0	9,117
Unrealized gain on available-for-sale securities, net of tax	0	0	0	1,763	0	0	1,763	0	1,763

Comprehensive income									268,983

Restricted stock unit vesting	44,948	0	0	0	0	0	0	0	0
Exercise of stock options, net of shares received	345,284	4	9,544	0	0	0	9,548	0	9,548
Share-based compensation, net of tax	0	0	13,760	0	0	0	13,760	0	13,760
Dividends ($0.10 per share)(1)	0	0	0	0	(3,525)	0	(3,525)	0	(3,525)

Balance, June 30, 2011	69,920,251	$956	$915,433	$136,733	$1,418,106	$(1,047,570)	$1,423,658	$0	$1,423,658
Net income attributable to Harman International Industries, Incorporated	0	0	0	0	329,541	0	329,541	0	329,541
Foreign currency translation	0	0	0	(136,240)	0	0	(136,240)	0	(136,240)
Unrealized gain on hedging derivatives, net of tax	0	0	0	49,480	0	0	49,480	0	49,480
Pension liability adjustment, net of tax	0	0	0	(20,144)	0	0	(20,144)	0	(20,144)
Unrealized loss on available-for-sale securities, net of tax	0	0	0	(120)	0	0	(120)	0	(120)

Comprehensive income									221,517

Restricted stock unit vesting	189,525	0	0	0	0	0	0	0	0
Exercise of stock options, net of shares received	422,949	5	11,342	0	0	0	11,347	0	11,347
Share-based compensation, net of tax	0	0	17,196	0	0	0	17,196	0	17,196
Dividends ($0.30 per share)(1)	0	0	0	0	(21,161)	0	(21,161)	0	(21,161)
Treasury stock repurchases	(3,246,409)	0	0	0	0	(123,946)	(123,946)	0	(123,946)

Balance, June 30, 2012	67,286,316	$961	$943,971	$29,709	$1,726,486	$(1,171,516)	$1,529,611	$0	$1,529,611

(1)

Cash dividends declared on common stock were $0.075 in all four quarters of fiscal year 2012 and $0.025 in each of the third and fourth quarters of fiscal year 2011. There were no dividends declared on common stock in the first and second quarters of fiscal year 2011 and in all quarters of fiscal year 2010.

See accompanying Notes to the Consolidated Financial Statements.

Harman International Industries, Incorporated and Subsidiaries

Notes to the Consolidated Financial Statements

(Dollars in thousands, except per share data and unless otherwise indicated)

Note 1 – Summary of Significant Accounting Policies

References to “we,” “us,” “our,” the “Company” and “Harman” refer to Harman International Industries, Incorporated and its consolidated subsidiaries unless the context specifically indicates otherwise.

Description of Business: We believe we are a worldwide leader in the development, manufacture and marketing of high-quality, high-fidelity audio products and electronic systems. We have developed, both internally and through a series of strategic acquisitions, a broad range of product offerings sold under renowned brand names in our principal markets. We also believe we are a leader in digitally integrated audio and infotainment systems for the automotive industry. Our AKG®, Crown®, JBL®, Infinity®, Harman/Kardon®, Lexicon®, dbx®, Studer®, Soundcraft®, Mark Levinson®, Becker®, Revel®, Logic 7® and Selenium® brand names are well-known worldwide for premium quality and performance.

Principles of Consolidation: The consolidated financial statements include the accounts of Harman International Industries, Incorporated and our controlled subsidiary companies. All significant intercompany accounts and transactions have been eliminated. Operating results of acquired businesses are included in the Consolidated Statements of Income from the date of acquisition.

We consolidate variable interest entities if we are deemed to be the primary beneficiary of the entity. Operating results for variable interest entities in which we are determined to be the primary beneficiary are included in the Consolidated Statements of Income from the date such determination is made.

Reclassifications: Where necessary, information for prior fiscal years has been reclassified to conform to the fiscal year 2012 financial statement presentation. Effective July 1, 2011, we revised our business segments in order to better align them with our strategic approach to the markets and customers we serve. Refer to Note 17 – Business Segment Data for more information. The reclassification of historical segment information had no impact on our basic financial statements.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires that we make estimates and assumptions that affect the reported amount of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Significant estimates are used for, but not limited to: (i) inventory valuation; (ii) depreciable lives of fixed assets; (iii) goodwill and other asset impairments; (vi) restructuring and related charges; (v) the evaluation of the recoverability of pre-production and development contract costs; (vi) warranty liabilities; (vii) allowance for doubtful accounts; (viii) contingency and litigation reserves; (ix) income tax reserves and valuation allowances; (x) accounting for business combinations; (xi) sales discounts and sales allowances, (xii) pension, post-retirement and other employee benefits and (xiii) losses on infotainment supply arrangements. Various assumptions go into the determination of these estimates. The process of determining significant estimates requires consideration of factors such as historical experience, current and expected economic conditions, and actuarial methods. We reevaluate these significant factors and make changes and adjustments where facts and circumstances indicate that changes are necessary. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Actual results could differ from those estimates and the differences could have a material impact on our consolidated financial statements.

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

Allowance for Doubtful Accounts: We reserve an estimated amount for accounts receivable that may not be collected. Methodologies for estimating the allowance for doubtful accounts are primarily based on specific identification of uncollectible accounts. Historical collection rates and customer credit worthiness are considered in determining specific reserves. At June 30, 2012 and 2011, we had $6.0 million and $7.0 million, respectively, reserved for possible uncollectible accounts receivable. As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating our allowance for doubtful accounts.

Infotainment Supply Arrangements: We have arrangements with our infotainment customers to provide products that meet predetermined technical specifications and delivery dates. In the event we do not satisfy the performance obligations under these arrangements, we may be required to indemnify the customer. We accrue for any loss that we expect to incur under these arrangements when the loss is probable and can be reasonably estimated.

Accrued Warranties: We warrant our products to be free from defects in materials and workmanship for periods ranging from six months to six years from the date of purchase, depending on the business segment and product. Our dealers and warranty service providers normally perform warranty service in field locations and regional service centers, using parts and replacement finished goods we supply on an exchange basis. Our dealers and warranty service providers also install updates we provide to correct defects covered by our warranties. Estimated warranty liabilities are based upon past experience with similar types of products, the technological complexity of certain products, replacement cost and other factors. If estimates of warranty provisions are no longer adequate based on our analysis of current activity, incremental provisions are recorded as warranty expense in our Consolidated Statement of Income. We take these factors into consideration when assessing the adequacy of our warranty provision for periods still open to claim. Refer to Note 6 – Accrued Warranties for more information.

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

R&D Expenses: R&D expenses are expensed as incurred. R&D expenses, net of customer reimbursements, were $331.9 million, $304.6 million and $322.7 million for the fiscal years ending June 30, 2012, 2011 and 2010, respectively.

Interest Expense, net: Interest expense, net, includes interest expense and amortization of original issue discount on debt securities and debt issuance costs, net of interest income.

Foreign exchange losses, net: Foreign exchange losses, net includes gains and losses from forward points on certain derivative foreign currency forward contracts that are excluded from hedge effectiveness testing. It also includes gains and losses resulting from the remeasurement of certain foreign currency denominated monetary assets and liabilities. Effective July 1, 2011, we changed the functional currency of two or our foreign subsidiaries to the U.S. dollar to reflect a change in the currency in which such subsidiaries primarily generate and expend cash. Refer to Note 10 – Derivatives for more information.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, money-market funds and investments with original maturities of three months or less.

Restricted Cash and Investments: We have a deferred compensation arrangement with certain foreign employees which requires us to maintain cash on hand. At June 30, 2012 and 2011, such restricted cash amounts were $7.2 million and $8.0 million, respectively, and were included in Other assets in our Consolidated Balance Sheets.

Short-Term Investments: Short-term investments consist of investments in commercial paper, short-term deposits, government bonds, time deposits and treasury bills with original maturities of greater than three months and less than one year.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method. We establish reserves for our inventory which requires us to analyze the aging and forecasted demand for our inventories, to forecast future product sales prices, pricing trends and margins, and to make judgments and estimates regarding obsolete, damaged or excess inventory. Markdown percentages are determined based on our estimate of future demand and selling prices for our products. Future sales prices are determined based on current and forecasted market expectations, as well as terms that have been established for future orders under automotive platform arrangements. Our inventory reserves primarily relate to our raw materials as our finished goods are primarily produced to order. We calculate inventory reserves on raw materials by reviewing the levels of raw materials on-hand and comparing this to estimates of historical consumption and future demand in order to assess whether we have excess materials on-hand. If it is determined that excess materials are in inventory, an appropriate inventory reserve is established. Inventory reserves on finished goods are primarily determined through inventory turnover measures. Products showing low turnover rates are assigned a percentage reserve based on future estimates of sales volumes and margins. We make adjustments to our inventory reserves based on the identification of specific situations and increase our inventory reserves accordingly. As changes in future economic or industry conditions occur, we revise the estimates that were used to calculate our inventory reserves. Refer to Note 4 – Inventories for more information.

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

Goodwill: We assess goodwill for potential impairments annually each April 30th, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We estimate the fair value of each reporting unit using a discounted cash flow methodology. This requires us to use significant judgment, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, determination of our weighted average cost of capital, and relevant market data.

In evaluating goodwill for impairment, we first may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then no further testing of the goodwill assigned to the reporting unit is required. However, if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized, if any.

The first step compares the fair value of each reporting unit to its carrying value, with fair value of each reporting unit determined using established valuation techniques, specifically the market and income approaches. If the results of the first step indicate that the fair value of a reporting unit is less than its carrying value, the second step of this test is conducted wherein the amount of any impairment is determined by comparing the implied fair value of goodwill in a reporting unit to the recorded amount of goodwill for that reporting unit. The implied fair value of goodwill is calculated as the excess of fair value of the reporting unit over the amounts assigned to its assets and liabilities. Should the fair values of the goodwill so calculated be less than the carrying value, an impairment is recognized. Refer to Note 8 – Goodwill for more information.

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

Impairment of Long-Lived Assets: We review the recoverability of our long-lived assets, including buildings, equipment and other definite-lived intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. We will continue to monitor the need for impairment tests, which could result in additional impairment charges. We recognized $0.6 million and $1.2 million in impairment charges related to facilities that were held-for-sale in the fiscal years ended June 30, 2012 and 2010, respectively. We did not record any impairment charges for long-lived assets in the fiscal year ended June 30, 2011.

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

At June 30, 2012 and 2011, unbilled costs were $54.8 million and $40.5 million, respectively, related to pre-production costs. At June 30, 2012 and 2011 unbilled costs reimbursable in the next 12 months totaled $26.0 million and $13.5 million, respectively, and were recorded in other current assets in our Consolidated Balance Sheets. Unbilled costs reimbursable in subsequent years at June 30, 2012 and 2011 totaled $28.8 million and $27.0 million, respectively, and were recorded in Other assets in our Consolidated Balance Sheets. At June 30, 2012 and 2011, we had fixed assets of $17.3 million and $18.0 million, respectively, for molds, dies and other tools included in our Consolidated Balance Sheets, which our customers will eventually purchase and own pursuant to long-term supply arrangements.

Income Taxes: Deferred income tax assets or liabilities are computed based on the temporary differences between the financial statement and income tax basis of assets and liabilities using the statutory marginal income tax rate in effect for the years in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In determining the need for, and the amount of a valuation allowance, we consider our ability to forecast earnings, future taxable income, carryback losses, if any, and we consider feasible tax planning strategies. We believe the estimate of our income tax assets, liabilities and expenses are “critical accounting estimates” because if the actual income tax assets, liabilities and expenses differ from our estimates the outcome could have a material impact on our results of operations. Adjustments to our valuation allowance from continuing operations, through charges to income tax (benefit) expense were $(124.2) million, $0.2 million and $4.8 million for the years ending June 30, 2012, 2011 and 2010, respectively.

The calculation of our tax liabilities involves evaluating uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions in the U.S. and other tax jurisdictions based on our estimate of whether and the extent to which additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in additional tax benefits recognized in the period in which we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. We recognize interest and penalties related to income tax matters in income tax expense. Refer to Note 13 – Income Taxes, for more information

Retirement Benefits: We provide postretirement benefits to certain employees. Employees in the United States are covered by a defined contribution plan. Our contributions to this plan are based on a percentage of employee contributions. Effective January 1, 2010, we reinstated all the matching contributions to the defined contribution plan, which were previously suspended effective January 1, 2009. These plans are funded on a current basis. We also have a Supplemental Executive Retirement Plan (“SERP”) in the United States that provides retirement, death and termination benefits, as defined, to certain key executives designated by our Board of Directors.

Certain employees outside the United States are covered by non-contributory defined benefit plans. The defined benefit plans are funded in conformity with applicable government regulations. Generally, benefits are based on age, years of service, and the level of compensation during the final years of service. Refer to Note 16 – Retirement Benefits for more information.

Foreign Currency Translation: The financial statements of subsidiaries located outside of the United States generally are measured using the local currency as the functional currency. Assets, including goodwill, and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. The resulting translation adjustments are included in accumulated other comprehensive income (“AOCI”) in our Consolidated Balance Sheets. Income, expense and cash flow items are translated at average monthly exchange rates. Gains and losses from foreign currency transactions of these subsidiaries are included in net income attributable to Harman International Industries, Incorporated in our Consolidated Statements of Income.

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

We record all derivative instruments as either assets or liabilities at fair value in our Consolidated Balance Sheets. Certain of these derivative contracts have been designated as cash flow hedges, whereby gains and losses are reported within AOCI in our Consolidated Balance Sheets, until the underlying transaction occurs, at which point they are reported in earnings as gains or losses in our Consolidated Statements of Income. Certain of our derivatives, for which hedge accounting is not applied, are effective as economic hedges. These derivative contracts are required to be recognized each period at fair value, with gains and losses reported in earnings in our Consolidated Statements of Income and therefore do result in some level of earnings volatility. The level of volatility will vary with the type and amount of derivative hedges outstanding, as well as fluctuations in the currency and interest rate markets during the period. The related cash flow impacts of all our derivative activities are reflected as cash flows from operating activities in our Consolidated Statements of Cash Flows. Refer to Note 10 – Derivatives for more information.

Interest Rate Management: We have an interest rate swap agreement to effectively convert the interest on an operating lease from a variable to a fixed rate. At the end of each reporting period, the fair value of the interest rate swap agreement is calculated. The fair value is recorded as an asset or liability. The effective gain or loss is recorded as a debit or credit to AOCI in our Consolidated Balance Sheets and any ineffectiveness is recorded immediately to rent expense in our Consolidated Statements of Income. Upon maturity, any gain or loss within AOCI is reclassified into earnings in the then-current period. Refer to Note 10 – Derivatives for more information.

Foreign Currency Management: The fair value of foreign currency related derivatives is included in our Consolidated Balance Sheets in other current assets and accrued liabilities. The earnings impact of cash flow hedges relating to forecasted purchases of inventory in foreign currency is reported in cost of sales to match the underlying transaction being hedged. Unrealized gains and losses on these instruments are deferred in AOCI in our Consolidated Balance Sheets until the underlying transaction is recognized in earnings. The earnings impact of cash flow hedges relating to the variability in cash flows associated with foreign currency denominated assets and liabilities is reported in cost of sales, SG&A or other expense in our Consolidated Statements of Income, depending on the nature of the assets or liabilities being hedged. The amounts deferred in AOCI in our Consolidated Balance Sheets associated with these instruments relate to spot-to-spot foreign currency differentials from the date of designation until the hedged transaction takes place.

Severance and Exit Costs: We recognize liabilities for severance and exit costs based upon the nature of the liability incurred. For involuntary separation programs that are conducted according to the guidelines of our written involuntary separation plan or according to the provisions of collective bargaining agreements or statutes, we recognize the liability when it is probable and reasonably estimable. For one-time termination benefits, such as additional severance pay, and other exit costs, such as lease and other contract termination costs, the liability is measured and originally recognized at fair value in the period in which the liability is incurred, with subsequent changes recognized in the period of change. Refer to Note 15 – Restructuring for more information.

Share-Based Compensation: Share-based compensation expense is recognized based on the estimated fair value of stock options and similar equity instruments awarded to employees. Refer to Note 14 – Shareholders’ Equity and Share-Based Compensation for more information.

AOCI: At June 30, 2012 and 2011 AOCI consisted of the following:

	June 30,
Income/(Loss):	2012	2011
Cumulative translation adjustment	$45,894	$182,134
Pension liability adjustment	(38,447)	(18,303)
Unrealized gains (losses) on hedging derivatives	26,296	(23,184)
Unrealized losses on available-for-sale securities	(4,034)	(3,914)

Total AOCI	$29,709	$136,733

Share Buy-Back Program: On October 26, 2011, we announced that our Board of Directors authorized the repurchase of up to $200 million of our common stock. Refer to Note 14 – Shareholders’ Equity and Share-Based Compensation for more information. We repurchased 3.2 million of shares of our common stock for a total purchase price of $123.9 million in the fiscal year ended June 30, 2012.

Treasury Stock: We account for repurchased common stock under the cost method and include such treasury stock as a component of our shareholder’s equity in our Consolidated Balance Sheets. Retirement of treasury stock is recorded as a reduction of common stock and additional paid-in-capital in our Consolidated Balance Sheets at the time such retirement is approved by our Board of Directors. Refer to Note 14 – Shareholders’ Equity and Share-Based Compensation for more information on shares of our common stock that were repurchased and included as treasury stock during the fiscal year ended June 30, 2012.

Recently Adopted Accounting Pronouncements

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

Intangibles, Goodwill and Other: In December 2010, the FASB issued ASU 2010-28, “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The new guidance requires that reporting units with zero or negative carrying amounts perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The new guidance is effective for us for fiscal years beginning after December 15, 2010. We adopted the provisions of this new guidance on July 1, 2011. The adoption of the new provisions did not have any impact on our financial condition or results of operations as we had no reporting units with zero or negative carrying amounts.

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

Fair Value: In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The new guidance does not extend the use of fair value accounting, but provides guidance on how to apply fair value accounting where its use is already required or permitted by other standards within GAAP or International Financial Reporting Standards (“IFRSs”). The new guidance also changes the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements and it clarifies the FASB’s intent about the application of existing fair value measurements. Provisions of the new guidance include a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities are required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. The new guidance applies prospectively and is effective for interim and annual periods beginning after December 15, 2011. We adopted the provisions of this new guidance on January 1, 2012 and expanded our disclosures on fair value measurements. Refer to Note 11 – Fair Value Measurements for more information. The adoption of the new provisions did not have any impact on our financial condition or results of operations.

Recently Issued Accounting Standards

Intangible Assets: In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” which allows companies to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. The new guidance allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted for annual and interim impairment tests performed as of a date before July 27, 2012, if the financial statements for the most recent annual or interim period have not yet been issued. We will adopt the provisions of this new guidance on July 1, 2013. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

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

Note 2 – Acquisitions

MWM Acoustics

On July 22, 2011 (the “Acquisition Date”), we and our wholly-owned subsidiary, Harman Holding Limited (“Harman Holding”), entered into an equity securities purchase agreement with a group of sellers (the “MWM Sellers”), to acquire all of the issued and outstanding equity interests of MWM Acoustics LLC and certain related entities (“MWM Acoustics”), a leading provider of high performance embedded acoustic solutions (the “MWM Acquisition”), for a purchase price of $80.0 million (the “Fixed Purchase Price”), plus a working capital adjustment of $0.1 million which was determined within 60 days of the Acquisition Date and has been paid. On the Acquisition Date, we and Harman Holding paid the MWM Sellers a total of $72.0 million. The remainder of the Fixed Purchase Price of $8.0 million will be payable on the later of December 31, 2012, or upon the resolution of any outstanding indemnification claims. The MWM Acquisition is also subject to a $57.0 million earn-out, which is payable contingent upon the achievement of certain financial targets in the fiscal year ended June 30, 2014. Our preliminary valuation of the contingent consideration is $22.1 million. The MWM Acquisition complements and expands our existing microphone and embedded acoustic business and provides access to MWM Acoustics’ blue-chip customer base.

The total cost of the MWM Acquisition, including the fair value of the contingent consideration, was allocated to the assets acquired and liabilities assumed based on their fair values at the Acquisition Date, as follows:

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

Goodwill and intangibles were recorded in connection with the acquisition based on third-party valuations and management’s estimates for those acquired intangible assets. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Of the $79.8 million of goodwill recognized, approximately $35.6 million is deductible for tax purposes. Intangible assets included customer relationships of $19.2 million with an approximate useful life of 10 years and technology of $1.4 million with an approximate useful life of four years. Expenses of $0.9 million were recognized in connection with this acquisition and are included in SG&A in our Consolidated Statements of Income for the fiscal year ended June 30, 2012. The operating results of MWM Acoustics, now known as Harman Embedded Audio, are included in our Lifestyle segment. Pro-forma financial information has not been presented as the MWM Acquisition is not material to our results of operations.

3dB Research Limited

On February 10, 2011 (the “3dB Acquisition Date”), we acquired all of the issued and outstanding shares of 3dB Research Limited (“3dB”), a leading developer of music and signal processing technology, for a total purchase price of $3.0 million, which was subject to a working capital adjustment as of the 3dB Acquisition Date of $0.5 million. On the 3dB Acquisition Date, we paid $2.3 million in cash to the sellers, which consisted of 60 percent of the purchase price of $1.8 million plus a working capital adjustment of $0.5 million. The remainder of the purchase price of $1.2 million will be paid in three equal installments on the first, second and third anniversary dates of the 3dB Acquisition Date. The total cost of the acquisition was allocated to the assets acquired and the liabilities assumed based on their estimated fair values. The excess of the purchase price over the net assets acquired was allocated to intangible assets. We incurred less than $0.1 million of transaction costs in connection with this acquisition, which are included in SG&A in our Consolidated Statement of Income for the fiscal year ended June 30, 2011. The operating results of 3dB, now known as Harman International Industries Canada Limited, are included in our Professional segment. Pro-forma financial information has not been presented as 3dB is not material to our results of operations.

Aha Mobile

On September 13, 2010 (the “Aha Acquisition Date”), we acquired Aha Mobile (“Aha”), a provider of on-demand mobile and location-based internet content services, for $1.8 million, which we paid in cash on the Aha Acquisition Date. The total cost of the acquisition was allocated to intangible assets, based on their estimated fair values. We incurred less than $0.1 million of transaction costs in connection with this acquisition, which are included in SG&A in our Consolidated Statement of Income for the fiscal year ended June 30, 2011. The operating results of Aha are included in our Infotainment segment. Pro-forma financial information has not been presented as Aha is not material to our results of operations.

Eletrônica Selenium S.A.

On June 1, 2010, Harman do Brasil Industria Eletrônica e Participacoes Ltda., an indirect wholly-owned subsidiary of Harman purchased all of the issued and outstanding shares of Eletrônica Selenium S.A. (“Selenium”) for an aggregate purchase price of $76.7 million, of which $65.1 million was paid at closing, and approximately $10 million of the remaining portion of the purchase price was due in June 2011. The remaining portion of the purchase price was $11.2 million after adjusting for foreign currency translation and was paid in June 2011. The remaining $1.6 million of the purchase price is payable subject to the resolution of certain contingencies. The results of operations for Selenium are included in our Consolidated Statements of Income as of June 1, 2010. Selenium, now known as Harman do Brasil, is a Brazilian manufacturer of loudspeaker products, using engineered technology based on international standards, and sells a full line of products including loudspeakers, high quality line arrays, multi-systems, amplifiers, drivers and other components related to the sound systems market. As a result of the acquisition, we expect to expand our distribution in Brazil and Latin America and drive more business opportunities in this region across our Infotainment, Lifestyle and Professional segments.

The total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date, as follows:

June 1, 2010
Cash and cash equivalents	$1,259
Accounts receivable, net	14,788
Inventories	8,139
Other current assets	2,236

Current assets	26,422
Property, plant and equipment, net	8,903
Goodwill	56,661
Intangibles	14,168

Total assets	106,154

Accounts payable	1,880
Short-term debt	13,706
Accrued liabilities	11,389
Income taxes payable	1,522

Total current liabilities	28,497
Long-term debt	257
Other liabilities	679

Total liabilities	29,433

Net assets	$76,721

Based on our final valuation, goodwill and intangibles were recorded in connection with the acquisition based on third-party valuations and management’s estimates for those acquired intangible assets. The final amount of goodwill recorded of $56.7 million decreased by $2.3 million during fiscal year 2011, as a result of final adjustments to the acquired net assets. Intangible assets included trade names of $8.9 million with an approximate 70 month life, distribution channels of $4.0 million with approximate useful lives ranging between 15 months to 35 months and a non-compete agreement of $1.3 million with an approximate 20 month to 60 month useful life. Expenses of $1.5 million were recognized in connection with this acquisition and are included in SG&A in our Consolidated Statement of Income for the fiscal year ended June 30, 2010.

Note 3 – Discontinued Operations

On April 9, 2010, we and our wholly-owned subsidiary, Harman Holding GmbH & Co. KG (“Harman KG”) entered into a share purchase agreement (the “Purchase Agreement”) to sell all of the issued and outstanding shares of QNX Software Systems Co., QNX Software Systems (Wavemakers), Inc. and QNX Software Systems, Inc. (collectively, the “QNX Entities”) for $200 million. The sale closed on June 1, 2010. In connection with this transaction, we recognized a gain of $152.7 million ($114.2 million, net of income taxes) in our Consolidated Statement of Income for the fiscal year ended June 30, 2010 which is included in income from discontinued operations, net of income taxes. The sale price was subject to a working capital adjustment of $0.1 million, which is also included in the gain. The results of operations for the QNX Entities have been reclassified to discontinued operations in all periods presented. The tax expense within discontinued operations for fiscal year 2010 includes an expense of $35.4 million relating to tax on previously permanently reinvested earnings. Following the sale of the QNX Entities, we intended to repatriate a portion of these earnings and therefore had recorded a deferred income tax liability as of June 30, 2010 as a result of our planned repatriation to the U.S. of the proceeds resulting from such sale. During the fiscal year ended June 30, 2012, we repatriated these earnings previously provided for.

The operations of the QNX Entities have been segregated from continuing operations and are reflected as discontinued operations in the Consolidated Statements of Income as follows:

Year Ended June 30, 2010
Net sales	$35,309
Gain on sale of discontinued operations, net of income taxes	114,197
Income from discontinued operations, net of income taxes	9,394
Net income from discontinued operations	123,591
Diluted earnings per share from discontinued operations	1.75

Note 4 – Inventories

At June 30, 2012 and 2011, inventories from continuing operations consisted of the following:

	June 30,
	2012	2011
Finished goods	$161,124	$153,469
Work in process	69,577	67,534
Raw materials	196,896	202,134

Inventories	$427,597	$423,137

At June 30, 2012 and 2011 our inventory reserves were $61.9 million and $73.3 million, respectively.

Note 5 – Property, Plant & Equipment, net

At June 30, 2012 and 2011, property, plant and equipment from continuing operations consisted of the following:

	Estimated Useful Lives (in Years)	June 30,
		2012	2011
Land		$8,046	$11,974
Buildings and improvements	1-50	254,563	280,053
Machinery and equipment	3-20	1,002,539	1,050,892
Furniture and fixtures	3-10	29,423	30,769

Property, plant and equipment, gross		1,294,571	1,373,688
Less accumulated depreciation and amortization		(864,337)	(903,388)

Property, plant and equipment, net		$430,234	$470,300

Depreciation expense for the fiscal years ended June 30, 2012, 2011 and 2010 was $110.1 million, $115.5 million and $127.7 million, respectively.

Note 6 – Accrued Warranties

At June 30, 2012 and 2011, details of our accrued warranties from continuing operations consisted of the following:

	June 30,
	2012	2011
Accrued warranties, beginning of year	$122,396	$99,329
Warranty expense	49,224	52,849
Warranty payments (cash or in-kind)	(60,319)	(45,964)
Other(1)	(14,012)	16,182

Accrued warranties, end of year	$97,289	$122,396

(1)	Other primarily represents foreign currency translation.

Note 7 – Earnings Per Share

We apply the two-class method when computing earnings per share, which requires that net income per share for each class of shares entitled to dividends be calculated assuming all of our net income is distributed as dividends to these shareholders based on their contractual rights.

The following table presents the calculation of basic and diluted earnings per share of common stock outstanding:

	Year Ended June 30,
	2012		2011		2010
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted Earnings per Share:
Income from continuing operations, net of income taxes	$329,541	$329,541	$135,916	$135,916	$40,467	$40,467
Less: Net income attributable to noncontrolling interest	0	0	0	0	5,289	5,289

Net income from continuing operations attributable to Harman International Industries, Incorporated	329,541	329,541	135,916	135,916	35,178	35,178
Income from discontinued operations, net of income taxes	0	0	0	0	123,591	123,591

Net income attributable to Harman International Industries, Incorporated	$329,541	$329,541	$135,916	$135,916	$158,769	$158,769

Denominator for Basic and Diluted Earnings per Share:
Weighted average shares outstanding	71,297	71,297	70,992	70,992	70,350	70,350
Employee stock options	0	786	0	643	0	245

Total weighted average shares outstanding	71,297	72,083	70,992	71,635	70,350	70,595

Earnings per Share:
Net income from continuing operations attributable to Harman International Industries, Incorporated	$4.62	$4.57	$1.91	$1.90	$0.50	$0.50
Income from discontinued operations, net of income taxes	0.00	0.00	0.00	0.00	1.76	1.75

Net income attributable to Harman International Industries, Incorporated	$4.62	$4.57	$1.91	$1.90	$2.26	$2.25

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities, as defined under GAAP, and are included in the computation of earnings per share pursuant to the two-class method.

Certain options were outstanding and not included in the computation of diluted net earnings per share because the assumed exercise of these options would have been antidilutive. Options to purchase 1,685,144, 1,661,273 and 2,350,820 shares of our common stock at June 30, 2012, 2011 and 2010, respectively, were outstanding and not included in the computation of diluted earnings per share because the exercise of these options would have been antidilutive. In addition, 3,000, 712 and 0 restricted shares and restricted stock units at June 30, 2012, 2011 and 2010 were outstanding, respectively, and not included in the computation of diluted earnings per share as they also would have been antidilutive.

The conversion terms of our $400 million of 1.25 percent convertible senior notes due October 2012 (“Convertible Senior Notes”) will affect the calculation of diluted earnings per share if the price of our common stock exceeds the conversion price of the Convertible Senior Notes. The initial conversion price of the Convertible Senior Notes was approximately $104 per share, subject to adjustment in specified circumstances as described in the indenture governing the Convertible Senior Notes, as amended (the “Indenture”). Upon conversion, a holder of the Convertible Senior Notes will receive an amount per Convertible Senior Note in cash equal to the lesser of $1,000 or the conversion value of the Convertible Senior Notes, determined in the manner set forth in the Indenture. If the conversion value exceeds $1,000, we will deliver $1,000 in cash and at our option, cash or common stock or a combination of cash and common stock for the conversion price in excess of $1,000. The conversion option is indexed to our common stock and therefore is classified as equity. The conversion option will not result in an adjustment to net income in calculating diluted earnings per share. The dilutive effect of the conversion option will be calculated using the treasury stock method. Therefore, conversion settlement shares will be included in diluted shares outstanding if the price of our common stock exceeds the conversion price of the Convertible Senior Notes. Refer to Note 9 – Debt for more information.

Note 8 – Goodwill

In September 2011, we adopted ASU 2011-08, under which an entity may first assess qualitative factors in determining whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Adoption of this guidance had no impact on our financial condition or results of operations as no events came to our attention indicating that the fair values of our reporting units might be less than their carrying values. Refer to Note 1 – Summary of Significant Accounting Policies for more information. In fiscal year 2012, we did not elect to first assess the qualitative factors in evaluating our goodwill for impairment; therefore, we proceeded with our quantitative goodwill impairment test.

We test for impairment at the reporting unit level on an annual basis as of April 30th of every year and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Refer to Note 1 – Summary of Significant Accounting Policies for more information on how we test goodwill for impairment. The annual goodwill impairment tests conducted as of April 30, 2012 and 2011 indicated that the fair value of each reporting unit was substantially in excess of its carrying value and, as such, no impairments were deemed to exist.

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

During the first half of fiscal year 2010, we determined that goodwill related to our Infotainment segment and a reporting unit within our Lifestyle segment were impaired and we recognized impairment charges of $7.4 million and $4.9 million, respectively, in our Consolidated Statement of Income for the fiscal year ended June 30, 2010. During the second half of fiscal year 2010, as a result of the sustained improvements in the operating results of these reporting units due to improvements in economic conditions and realized savings resulting from our cost cutting initiatives, we performed a goodwill impairment test which demonstrated that the calculated fair value of our reporting units exceeded the respective carrying values and therefore no impairments existed in any of our reporting units. As a result, we ceased recognizing goodwill impairment charges associated with incremental goodwill that was recognized related to contingent purchase price arrangements.

Goodwill was $180.8 million at June 30, 2012 compared with $119.4 million at June 30, 2011. The increase in goodwill in the fiscal year ended June 30, 2012 versus the prior fiscal year is primarily related to goodwill associated with the MWM Acquisition of $79.8 million offset to a certain extent by foreign currency translation. Refer to Note 2 – Acquisitions for more information.

Goodwill was $119.4 million at June 30, 2011 compared with $105.9 million at June 30, 2010. The increase in goodwill in the fiscal year ended June 30, 2011 versus the prior fiscal year is primarily related to foreign currency translation, contingent purchase price consideration associated with the acquisition of innovative Systems GmbH (“IS”) of $5.7 million and goodwill related to the acquisition of 3dB of $0.6 million, offset by approximately $4.5 million of purchase price adjustments for prior year acquisitions, primarily related to the acquisition of Selenium. Refer to Note 2 – Acquisitions for more information. The contingent purchase price consideration associated with the acquisition of IS is calculated pursuant to the terms of an agreement between the parties. On March 31, 2011, the IS sellers sent us a letter to exercise their option to have the value of the future contingent purchase consideration determined by a major international accounting firm. The parties are currently disputing certain terms under such agreement and until such time as the dispute is resolved we will not be able to calculate the final purchase price.

The changes in the carrying amount of goodwill by business segment for the fiscal years ended June 30, 2012 and 2011 were as follows:

	Infotainment	Lifestyle	Professional	Other	Total
Balance, June 30, 2010	$3,701	$33,112	$69,109	$0	$105,922
Acquisitions and adjustments	0	(1,476)	(2,426)	0	(3,902)
Contingent purchase price consideration associated with the acquisition of IS	3,465	2,272	0	0	5,737
Other adjustments(1)	903	5,259	5,438	0	11,600

Balance, June 30, 2011	$8,069	$39,167	$72,121	$0	$119,357
Acquisitions and adjustments	0	79,757	0	0	79,757
Contingent purchase price consideration associated with the acquisition of IS	(1,258)	(825)	0	0	(2,083)
Other adjustments(1)	(955)	(8,154)	(7,111)	0	(16,220)

Balance, June 30, 2012	$5,856	$109,945	$65,010	$0	$180,811

(1)	The other adjustments to goodwill primarily consist of foreign currency translation adjustments.

Note 9 – Debt

Short Term Borrowings

At June 30, 2012 and 2011, we had $0.2 million and $1.8 million of short-term borrowings outstanding, respectively. At June 30, 2012 and 2011, we maintained lines of credit of $17.8 million and $20.8 million in the aggregate, respectively, in Hungary, the U.S., Austria and Brazil.

We classify our debt based on the contractual maturity dates of the underlying debt instruments. We defer costs associated with debt issuance over the applicable term of the debt. These costs are amortized to Interest expense, net in our Consolidated Statements of Income.

Long-Term Debt and Current Portion of Long-Term-Debt

At June 30, 2012 and 2011, long-term debt and current portion of long-term debt consisted of the following:

	Face Value at June 30, 2012	Book Value at June 30, 2012	Face Value at June 30, 2011	Book Value at June 30, 2011
Convertible senior notes due 2012, interest due semi-annually at 1.25 percent(1)	$400,000	$395,009	$400,000	$378,401
Other obligations	452	452	828	828

Total debt(2)	400,452	395,461	400,828	379,229
Less: current portion of long-term debt	(400,400)	(395,409)	(828)	(828)

Total long-term debt	$52	$52	$400,000	$378,401

(1)

Book values as of June 30, 2012 and 2011 are presented net of unamortized discounts of $5.0 million and $21.6 million, respectively, resulting from the adoption of new accounting guidance in fiscal year 2010. The fair value of the Convertible Senior Notes at June 30, 2012 and 2011 was $395.0 million and $383.9 million, respectively.

(2)	Other obligations of $52 thousand and $442 thousand are recorded in Other non-current liabilities in our Consolidated Balance Sheets at June 30, 2012 and 2011, respectively.

Interest expense is reported net of interest income in our Consolidated Statements of Income. Interest expense, net was $20.1 million, $22.6 million and $30.2 million for the fiscal years ended June 30, 2012, 2011 and 2010, respectively. Gross interest expense was $27.0 million, $32.5 million and $33.8 million for the fiscal years ended June 30, 2012, 2011 and 2010, respectively, of which $19.1 million, $19.3 million and $17.4 million, respectively, was non-cash interest expense associated with the amortization of the debt discount on the Convertible Senior Notes and the amortization of debt issuance costs on the Convertible Senior Notes and our revolving credit facilities, and $7.9 million, $13.2 million and $16.4 million was cash interest expense for the fiscal years ended June 30, 2012, 2011 and 2010, respectively. Interest income was $6.9 million, $9.9 million and $3.6 million for the fiscal years ended June 30, 2012, 2011 and 2010, respectively. Refer to the heading “Revolving Credit Facility” below for more information on our revolving credit facility.

Cash paid for interest, net of cash received was $3.1 million, $5.0 million and $15.0 million in the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

At June 30, 2012, long-term debt maturing in each of the next five fiscal years and thereafter is as follows:

2013	$400,400
2014	10
2015	10
2016	10
2017	10
Thereafter	12

Total	$400,452

Revolving Credit Facility

On December 1, 2010, we and one of our wholly-owned subsidiaries, Harman KG, entered into a Multi-Currency Credit Agreement with a group of banks, as amended on December 15, 2011(the “Credit Agreement”). The Credit Agreement provides for a five- year secured revolving credit facility which expires on December 1, 2015 (the “Revolving Credit Facility”) in the amount of $550 million (the “Aggregate Commitment”), of which up to $60 million will be available for letters of credit. Subject to certain conditions set forth in the Credit Agreement, the Aggregate Commitment may be increased up to a maximum aggregate amount of $700 million.

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

At June 30, 2012, we had no borrowings under the Credit Agreement and had outstanding letters of credit of $8.7 million. Unused available credit under the Credit Agreement was $541.3 million at June 30, 2012. In connection with the Credit Agreement, we incurred $7.0 million in fees and other expenses which have been capitalized within Other assets in our Consolidated Balance Sheet. These costs are being amortized on a straight-line basis to Interest expense, net in our Consolidated Statements of Income over the expected remaining term of the Credit Agreement. In fiscal year 2011, we wrote off $0.7 million of debt issuance costs associated with the 2009 Credit Agreement, which represented the portion of these costs that were attributed to the 2009 Credit Agreement.

If we do not meet the forecast in our budgets, we could violate our debt covenants and, absent a waiver from our lenders or an amendment to our Credit Agreement, we could be in default under the Credit Agreement. As a result, our debt under the Credit Agreement could become due, which would have a material adverse effect on our financial condition and results of operations. A default under the Credit Agreement, if the lenders were to accelerate the amounts due thereunder, could also lead to an event of default under the Indenture and the acceleration of the Convertible Senior Notes. As of June 30, 2012, we were in compliance with all the financial covenants of the Credit Agreement.

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

The term of the Guarantee and Collateral Agreement corresponds with the term of the Credit Agreement, which matures on December 1, 2015. Under the terms of this Guarantee and Collateral Agreement, we have effectively guaranteed the payment of the full amount of borrowings under the Credit Agreement, including outstanding letters of credit, upon maturity. The potential amount of future payments that we would be required to pay under the Guarantee and Collateral Agreement is the amount that we have borrowed under the Credit Agreement, including outstanding letters of credit. At June 30, 2012, we had no borrowings under the Credit Agreement and had outstanding letters of credit of $8.7 million.

Convertible Senior Notes

We had $400 million of Convertible Senior Notes outstanding at June 30, 2012 and 2011 which were issued on October 23, 2007 (the “Issuance Date”) and are due on October 15, 2012. The Convertible Senior Notes were issued at par and we pay interest at a rate of 1.25 percent per annum on a semiannual basis. The initial conversion rate on the Convertible Senior Notes is 9.6154 shares of our common stock per $1,000 principal amount of the Convertible Senior Notes (which is equal to an initial conversion price of approximately $104 per share). The conversion rate is subject to adjustment in specified circumstances described in the Indenture.

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

The principal amounts, unamortized discount and net carrying amounts of the liability components and the equity components for the Convertible Senior Notes as of June 30, 2012 and 2011 are as follows:

	Principal Balance	Unamortized Discount	Net Carrying Amount	Equity Component
June 30, 2012	$400,000	$(4,991)	$395,009	$48,323
June 30, 2011	$400,000	$(21,599)	$378,401	$48,323

At June 30, 2012, the Convertible Senior Notes are classified as a current liability as Current portion of long-term debt in our Consolidated Balance Sheet as they are due on October 15, 2012, which is in less than one year. At June 30, 2012 and 2011, the unamortized discount is recognized as a reduction in the carrying value of the Convertible Senior Notes in the Consolidated Balance Sheets and is being amortized to Interest expense, net in our Consolidated Statement of Income over the expected remaining term of the Convertible Senior Notes of four months.

Debt issuance costs of $4.8 million were recorded in connection with this transaction and are included in Other assets in our Consolidated Balance Sheets and are also being amortized to Interest expense, net in our Consolidated Statements of Income over the expected remaining term of the Convertible Senior Notes. The unamortized balance of debt issuance costs at June 30, 2012 and 2011 was $0.3 million and $1.1 million, respectively.

Total interest expense related to the Convertible Senior Notes for the fiscal years ended June 30, 2012, 2011 and 2010 includes $5.0 million in all fiscal years of contractual cash interest expense and an additional $16.6 million, $15.7 million and $14.8 million of noncash interest expense, respectively, related to the amortization of the discount and $0.8 million in each fiscal year, related to the amortization of debt issuance costs.

The Indenture contains covenants, one of which required us to calculate the ratio of Consolidated Total Debt to Consolidated EBITDA, as defined in the Indenture, each time we incurred additional indebtedness, for the most recently ended four quarter period (the “Incurrence of Debt Covenant”). On January 12, 2010, we entered into a supplemental indenture to the Indenture (the “Supplemental Indenture”) which amended the Incurrence of Debt Covenant. Under the Supplemental Indenture, we were permitted to, without complying with the ratio of Consolidated Total Debt to Consolidated EBITDA of 3.25 to 1.00: (a) incur revolving extensions of credit under the 2009 Credit Agreement, up to a maximum amount of $231.6 million, and (b) incur additional indebtedness, subject to a requirement to make a pro rata offer to purchase a principal face amount of the Convertible Senior Notes equal to 50 percent of the aggregate amount of such indebtedness so incurred, plus accrued and unpaid interest thereon. The Incurrence of Debt Covenant lapsed on October 23, 2010, and was no longer applicable to us after this date. At June 30, 2012, we were in compliance with all covenants under the Indenture.

Registration Rights Agreement

On October 23, 2007, we entered into a Registration Rights Agreement requiring us to register the Convertible Senior Notes and the shares contingently issuable upon conversion of the Convertible Senior Notes (the “Registration Rights Agreement”). On October 23, 2008, we filed an automatically effective registration statement with the SEC to meet this requirement. Under the terms of the Registration Rights Agreement, we were required to keep the registration statement effective until the earlier of (a) such time as the Convertible Senior Notes and the shares contingently issuable under the Convertible Senior Notes (1) are sold under an effective registration statement or pursuant to Rule 144 of the Securities Act of 1933, (2) are freely transferable under Rule 144 more than one year following October 23, 2007, or (3) cease to be outstanding, and (b) five years and three months following October 23, 2007. In the event that we failed to keep the registration statement effective as required under the Registration Rights Agreement, additional interest was to accrue on the Convertible Senior Notes at the rate of 0.25 percent per annum.

On October 21, 2011, we entered into an Amendment to the Registration Rights Agreement with the holders of the Convertible Senior Notes, which provides for the postponement of our obligation to file a new registration statement covering the Convertible Senior Notes until such time as one of the holders of the Convertible Senior Notes demands that we file a registration statement. Upon the receipt of such a demand, we will have seven business days to file a registration statement with the SEC covering the Convertible Senior Notes. As of June 30, 2012, the holders of the Convertible Senior Notes have not demanded that a registration statement be filed. We do not believe it is probable that we will fail to comply with the Registration Rights Agreement, therefore no liability for additional interest has been recorded.

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

We record all derivative instruments as either assets or liabilities at fair value in our Consolidated Balance Sheets. Certain of these derivative contracts have been designated as cash flow hedges, whereby gains and losses are reported within AOCI in our Consolidated Balance Sheets, until the underlying transaction occurs, at which point they are reported in earnings as gains and losses in our Consolidated Statements of Income. Certain of our derivatives, for which hedge accounting is not applied, are effective as economic hedges. These derivative contracts are required to be recognized each period at fair value, with gains and losses reported in earnings in our Consolidated Statements of Income and therefore do result in some level of earnings volatility. The level of volatility will vary with the type and amount of derivative hedges outstanding, as well as fluctuations in the currency and interest rate markets during the period. The related cash flow impacts of all our derivative activities are reflected as cash flows from operating activities.

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

At June 30, 2012 and 2011, we had outstanding foreign exchange contracts, including forward and option contracts, which are summarized below:

	June 30, 2012		June 30, 2011
	Gross Notional Value	Fair Value Asset/ (Liability)(1)	Gross Notional Value	Fair Value Asset/ (Liability)(1)
Currency Hedged (Buy/Sell):
U.S. Dollar/Euro	$686,500	$37,962	$612,400	$(33,760)
Chinese Yuan/U.S. Dollar	36,040	(428)	6,188	84
Japanese Yen/Euro	31,280	1,695	0	0
Euro/U.S. Dollar	28,750	(1,056)	8,200	146
U.S. Dollar/Japanese Yen	1,800	2	900	(22)
Hungarian Forint/Euro	8,816	414	0	0
Swiss Franc/U.S. Dollar	0	0	41,647	516
British Pound/U.S. Dollar	0	0	20,700	(152)
British Pound/Swiss Franc	0	0	15,408	(574)
Euro/British Pound	0	0	11,604	163
U.S. Dollar/Brazilian Real	0	0	10,400	(1,249)
U.S. Dollar/British Pound	0	0	8,500	(76)

Total	$793,186	$38,589	$735,947	$(34,924)

(1)	Represents the net receivable/(payable) included in our Consolidated Balance Sheets.

Cash Flow Hedges

We designate a portion of our foreign exchange contracts as cash flow hedges of foreign currency denominated purchases. As of June 30, 2012 and June 30, 2011, we had $638.3 million of forward contracts and $528.4 million of forward and option contracts maturing through June 2013 and June 2012, respectively. These contracts are recorded at fair value in the accompanying Consolidated Balance Sheets. The changes in fair value for these contracts on a spot to spot basis are reported in AOCI and are reclassified to either Cost of sales or SG&A, depending on the nature of the underlying asset or liability that is being hedged, in our Consolidated Statements of Income, in the period or periods during which the underlying transaction occurs. If it becomes apparent that an underlying forecasted transaction will not occur, the amount recorded in AOCI related to the hedge is reclassified to Foreign exchange losses, net, in our Consolidated Statements of Income, in the then-current period. Amounts relating to such reclassifications were immaterial for the years ended June 30, 2012, 2011 and 2010.

Changes in the fair value of the derivatives are highly effective in offsetting changes in the cash flows of the hedged items because the amounts and the maturities of the derivatives approximate those of the forecasted exposures. Any ineffective portion of the derivative is recognized in the current period in our Consolidated Statements of Income, in the same line item in which the foreign currency gain or loss on the underlying hedged transaction was recorded. We recognized less than $0.1 million of ineffectiveness in our Consolidated Statements of Income for each of the fiscal years ended June 30, 2012, 2011 and 2010. All components of each derivative’s gain or loss, with the exception of forward points (see below), were included in the assessment of hedge ineffectiveness. At June 30, 2012 and 2011, the fair value of these contracts was a net asset of $29.8 million and a net liability of $25.2 million, respectively. The amount associated with these hedges that is expected to be reclassified from AOCI to earnings within the next 12 months is a gain of $37.1 million.

We elected to exclude forward points from the effectiveness assessment. At the end of the reporting period we calculate the excluded amount, which is the fair value relating to the change in forward points that is recorded in current earnings as Foreign exchange losses, net in our Consolidated Statements of Income. For the years ended June 30, 2012, 2011 and 2010, we recognized $4.3 million in net losses, and $1.2 million and $0.1 million, of net gains related to the change in forward points, respectively.

Effective July 1, 2011, we changed the functional currency of two of our foreign subsidiaries to the U.S. Dollar to reflect a change in the currency in which such subsidiaries primarily generate and expend cash. In addition, we recognized approximately $1.4 million as Foreign exchange losses, net in our Consolidated Statements of Income for the year ended June 30, 2012, due to the revaluation of certain derivative instruments held at these subsidiaries because we did not meet the requisite documentation requirements to attain hedge accounting treatment. As of January 1, 2012, the documentation was amended to achieve hedge accounting treatment going forward.

Economic Hedges

When hedge accounting is not applied to derivative contracts, or after former cash flow hedges have been de-designated as balance sheet hedges, we recognize the gain or loss on the associated contracts directly in current period earnings in our Consolidated Statement of Income as either Foreign exchange losses, net or Cost of sales according to the underlying exposure. As of June 30, 2012 and 2011, we had $154.8 million and $207.5 million, respectively, of forward contracts maturing through August 2012 and June 2012, respectively, in various currencies to hedge foreign currency denominated intercompany loans and other foreign currency denominated assets. At June 30, 2012 and 2011, the fair value of these contracts was an asset of $8.8 million and a liability of $9.7 million, respectively. Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans and other foreign denominated assets in other Foreign exchange losses, net in our Consolidated Statement of Income.

Interest Rate Risk Management

We had one interest rate swap contract with a notional amount of $20.3 million and $24.5 million at June 30, 2012 and 2011, respectively, in order to manage our interest rate exposure and effectively convert interest on an operating lease from a variable rate to a fixed rate. The objective of the swap is to offset changes in rent expenses caused by interest rate fluctuations. The interest rate swap contract is designated as a cash flow hedge. At the end of each reporting period, the discounted fair value of the swap contract is calculated and recorded in AOCI and reclassified to rent expense, within SG&A in our Consolidated Statements of Income, in the then current period. If the hedge is determined to be ineffective, the ineffective portion will be reclassified from AOCI and recorded as rent expense, within SG&A. We recognized less than $0.1 million of ineffectiveness in our Consolidated Statements of Income in each of the fiscal years ended June 30, 2012, 2011 and 2010. All components of the derivative were included in the assessment of the hedges’ effectiveness. The amount associated with the swap contract that is expected to be recorded as rent expense in the next 12 months is a loss of $0.7 million.

Fair Value of Derivatives

The following tables provide a summary of the fair value amounts of our derivative instruments as of June 30, 2012 and 2011:

		Fair Value
	Balance Sheet Location	June 30, 2012	June 30, 2011
Derivatives Designated as Cash Flow Hedges, Gross:
Other assets:
Foreign exchange contracts	Other current assets	$30,761	$95
Other liabilities:
Foreign exchange contracts	Accrued liabilities	979	25,335
Interest rate swap	Accrued liabilities	712	625
Interest rate swap	Other non-current liabilities	285	554

Total liabilities		1,976	26,514

Net asset/(liability) for derivatives designated as hedging instruments		28,785	(26,419)

Derivatives Designated as Economic Hedges, Gross:
Other assets:
Foreign exchange contracts	Other current assets	9,864	1,032
Other liabilities:
Foreign exchange contracts	Accrued liabilities	1,057	10,716

Net asset/(liability) for economic hedges:		8,807	(9,684)

Total net derivative asset/(liability)		$37,592	$(36,103)

Derivative Activity:

The following tables show derivative activity for derivatives designated as cash flow hedges for the years ended June 30, 2012, 2011 and 2010:

Derivative	Location of Derivative Gain/(Loss) Recognized in Income	Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)			Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion)			Gain/(Loss) from Amounts Excluded from Effectiveness Testing
		Years Ended June 30,
		2012	2011	2010	2012	2011	2010	2012	2011	2010
Foreign exchange contracts	Cost of sales	$10,932	$(34,063)	$(2,028)	$0	$0	$0	$2	$15	$19
Foreign exchange contracts	SG&A	586	0	2,203	0	0	0	0	0	0
Foreign exchange contracts	Foreign exchange losses, net	0	0	0	0	21	14	(4,258)	(330)	(231)
Interest rate swap	SG&A	(624)	(758)	(827)	(7)	(9)	(8)	0	0	0

Total cash flow hedges		$10,894	$(34,821)	$(652)	$(7)	$12	$6	$(4,256)	$(315)	$(212)

Derivative	Gain/(Loss) Recognized in AOCI (Effective Portion)
	Years Ended June 30,
	2012	2011	2010
Foreign exchange contracts	$79,819	$(82,165)	$27,967
Interest rate swap	(449)	(105)	(983)

Total cash flow hedges	$79,370	$(82,270)	$26,984

The following table summarizes gains and losses from our derivative instruments that are not designated as hedging instruments for the years ended June 30, 2012, 2011 and 2010:

Derivative	Location of Derivative Gain/(Loss)	Years Ended June 30,
		2012	2011
Foreign exchange contracts	Foreign exchange losses, net	$(7,560)	$(1,938)
Foreign exchange contracts	Cost of sales	$8,499	$(260)

Note 11 – Fair Value Measurements

Pursuant to the accounting guidance for fair value instruments, fair value is defined as the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. When determining the fair value measurements for assets and liabilities, we consider the principal or most advantageous market in which the asset or liability would transact in and we consider assumptions that market participants would use when pricing the asset or liability.

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

The following table provides the fair value hierarchy for assets and liabilities measured on a recurring basis:

	Fair Value at June 30, 2012			Fair Value at June 30, 2011
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets/(Liabilities)
Short-term investments	$203,014	$0	$0	$317,322	$0	$0
Available-for-sale securities	1,805	0	0	1,869	0	0
Foreign exchange contracts	0	38,589	0	0	(34,924)	0
Interest rate swap	0	(997)	0	0	(1,179)	0
Pension assets	7,011	0	0	5,258	0	0
Contingent Consideration	0	0	(22,100)	0	0	0

Net asset/(liability)	$211,830	$37,592	$(22,100)	$324,449	$(36,103)	$0

The following describes the valuation methodologies we use to measure assets and liabilities accounted for at fair value on a recurring basis:

Short-Term Investments and Available-for-Sale Securities: Short-term investments and available-for-sale securities are classified as Level 1 as the fair value was determined from market quotes obtained from financial institutions in active markets.

Foreign Exchange Contracts: We use foreign exchange contracts to hedge market risks relating to possible adverse changes in foreign currency exchange rates. Our foreign exchange contracts were measured at fair value using Level 2 inputs. Such inputs include foreign currency exchange spot and forward rates for similar transactions in actively quoted markets.

Interest Rate Swap: We use an interest rate swap to hedge market risk relating to possible adverse changes in interest rates. We have elected to use the income approach to value our interest rate swap contract, which uses observable Level 2 inputs at the measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted). Level 2 inputs for the swap contract valuation are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR, for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates) at commonly quoted intervals, and credit risk. These key inputs, including the LIBOR cash rates for very short-term, futures rates for up to two years, and LIBOR swap rates beyond the derivative maturity are used to construct the swap yield curve and discount the future cash flows to present value at the measurement date. If the interest rate swap contract is a derivative asset, a credit default swap basis available at commonly quoted intervals can be collected from Bloomberg and applied to all cash flows. If the interest rate swap contract is a derivative liability, we are required to reflect potential credit risk to lenders using a borrowing rate specific to our Company. Refer to Note 10 – Derivatives, for more information regarding our derivative financial instruments.

Pension Assets: Our pension assets have been valued using Level 1 inputs as quoted prices in an active market exist for these assets. Refer to Note 16 – Retirement Benefits for more information.

Contingent Consideration: We use a probability-weighted discounted cash flow approach (a form of the income approach) in determining the fair value of the contingent consideration related to the MWM Acquisition. The principal inputs to the approach include our expectations of the specific business’ earnings before income taxes (“EBIT”) in fiscal 2014 and a discount rate of 12.6 percent, that begins with our weighted average cost of capital of 19.0 percent and adjusts for the risks associated with the underlying EBIT outcome, the functional form of the payout and our credit risk associated with making the payment. Given the use of significant inputs that are not observable in the market, the contingent liability is classified within Level 3 of the fair value hierarchy. Refer to Note 2 – Acquisitions for more information on the contingent liability.

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

The following table provides the carrying value for assets and liabilities measured on a non-recurring basis, all of which are measured under level 3 of the fair value hierarchy, and the losses recorded during the periods presented:

			Total Losses for the Year Ended, June 30,
Description of Assets	June 30, 2012	June 30, 2011	2012	2011	2010
Equity method investments	$0	$0	$0	$(2,108)	$(13,122)
Goodwill	180,811	119,357	0	0	(12,292)
Long-lived assets	459,112	491,997	(565)	0	(1,189)

Total	$639,923	$611,354	$(565)	$(2,108)	$(26,603)

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

Goodwill: Goodwill is reevaluated for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. This asset is included in Level 3. Refer to Note 8 – Goodwill for more information.

Long-lived Assets. Long-lived assets, including Property, plant and equipment, net and intangible assets are valued using the best information available, including quoted market prices or market prices for similar assets when available or internal cash flow estimates discounted at an appropriate interest rate or independent appraisals, as appropriate. For real estate, cash flow estimates are based on current market estimates that reflect current and projected lease profiles and available industry information about expected trends in rental, occupancy and capitalization rates. These assets are generally included in Level 3.

Note 12 – Leases

We have obligations under cancelable and non-cancelable capital and operating leases, primarily for land, office and manufacturing facilities. These leased assets are used in our operations where leasing offers advantages of operating flexibility and is less expensive than alternative types of funding. We had no obligations for capital leases at June 30, 2012. The following analysis represents property under capital leases at June 30, 2011:

June 30, 2011
Capital lease assets	$5,824
Less accumulated amortization	(5,824)

Capital lease assets, net	$0

At June 30, 2012, we are obligated for the following minimum lease commitments under terms of our operating lease agreements:

Operating Leases
2013	$35,244
2014	30,102
2015	26,250
2016	24,483
2017	23,950
Thereafter	18,215

Total minimum lease payments	158,244

Operating lease expense was $40.5 million, $44.8 million and $40.9 million for each of the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

Note 13 – Income Taxes

Income from continuing operations before income taxes for the years ended June 30, 2012, 2011 and 2010 were as follows:

	Year Ended June 30,
	2012	2011	2010
Domestic income (loss)	$63,411	$(14,410)	$11,818
Foreign income	197,742	174,630	37,259

Income from continuing operations before income taxes	$261,153	$160,220	$49,077

Income tax (benefit) expense from continuing operations for the years ended June 30, 2012, 2011 and 2010 consisted of the following:

	Year Ended June 30,
	2012	2011	2010
Current:
Federal	$1,679	$5,411	$(3,875)
State	1,061	1,028	(370)
Foreign	28,178	26,791	9,379

Current income tax expense	30,918	33,230	5,134
Deferred:
Federal	(105,823)	(10,022)	9,695
State	(8,553)	(255)	0
Foreign	15,070	1,351	(6,219)

Deferred income tax (benefit) expense	(99,306)	(8,926)	3,476

Total income tax (benefit) expense, net	$(68,388)	$24,304	$8,610

Cash paid for Federal, state and foreign income taxes were $24.3 million, $9.6 million and $2.3 million during the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

The tax provisions and analysis of effective income tax rates for the years ended June 30, 2012, 2011 and 2010 consisted of the following:

	Year Ended June 30,
	2012	2011	2010
Provision for Federal income taxes before credits at statutory rate	$91,404	$56,077	$17,177
State income taxes	2,124	623	(311)
Difference between Federal statutory rate and foreign effective rate	(22,240)	(16,688)	(11,893)
Goodwill impairment without tax benefit	0	0	2,028
Expenses not deductible for tax purposes and other	12,444	1,703	4,276
Tax benefit from U.S. production activities	(3,704)	(1,581)	0
Change in valuation allowance	(124,211)	166	4,767
Change in uncertain tax positions	(1,937)	7,206	(857)
Deferred tax true-up	(0)	(3,703)	1,248
Difference between Federal and financial tax accounting for equity compensation	896	494	1,009
Federal income tax credits	(22,144)	(18,024)	(9,397)
Other	(1,020)	(1,969)	563

Income tax (benefit) expense, net	$(68,388)	$24,304	$8,610

Deferred taxes are recorded based upon differences between the financial statement basis and tax basis of assets and liabilities and available tax loss and credit carryforwards. At June 30, 2012 and 2011, deferred taxes consisted of the following:

	June 30,
Assets/(Liabilities)	2012	2011
Federal and state tax credits	$171,070	$233,070
Deferred interest and loss carryforwards	24,507	46,938
Inventory costing differences	7,706	9,504
Capitalized research and development	113,471	108,733
Amortization of share-based compensation	22,128	19,204
Pension liability and other	45,529	35,251
Other assets and other allowances	36,621	42,735

Deferred tax assets, gross	421,032	495,435
Less valuation allowance	(33,076)	(159,378)

Deferred tax assets, net of valuation allowance	387,956	336,057
Unrepatriated foreign earnings	(86)	(35,409)
Interest expense on Convertible Senior Notes	(1,853)	(8,034)
Other deferred tax liabilities	(24,464)	(10,670)

Deferred tax liability, gross	(26,403)	(54,113)

Net deferred tax asset	$361,553	$281,944

The above amounts are classified as current or long-term in the Consolidated Balance Sheets in accordance with the asset or liability to which they relate or, when applicable, based on the expected timing of the reversal. The net current deferred tax assets of $56.0 million and $52.4 million are recorded in Other current assets in the Consolidated Balance Sheets at June 30, 2012 and 2011, respectively. The net current deferred tax liabilities of $2.8 million and zero are recorded in Other current liabilities in the Consolidated Balance Sheets at June 30, 2012 and 2011, respectively. A net non-current deferred tax liability of $0.4 million is recorded in Other non-current liabilities in the Consolidated Balance Sheets at each of June 30, 2012 and 2011.

The deferred tax assets for the respective periods were assessed for recoverability and, where applicable, a valuation allowance was recorded to reduce the total deferred tax asset to an amount that will, more likely than not, be realized in the future. The net change in the total valuation allowance for the year ended June 30, 2012 was a decrease of $126.3 million. At June 30, 2012, the valuation allowance is comprised of $8.6 million recorded against deferred tax assets for U.S. foreign tax credits; $22.0 million recorded against state deferred tax assets and $2.5 million recorded against foreign loss carryforwards. At June 30, 2011, the valuation allowance is comprised of $125.7 million recorded against deferred tax assets for U.S. foreign tax credits; $31.4 million recorded against state deferred tax assets and $2.3 million recorded against foreign loss carryforwards.

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

In the third quarter of fiscal 2012, we achieved three cumulative years of positive GAAP pre-tax income and taxable income in the U.S. As a result of such earnings trends and based upon our projections for future taxable income of the proper character over the periods in which the deferred tax assets are recoverable, we believe that it is more likely than not that we will realize the benefits of the net deferred tax assets of $361.6 million at June 30, 2012. Therefore, during the third quarter of fiscal year 2012, we recognized a non-cash tax benefit of $124.2 million related to a reduction of our deferred tax valuation allowance on certain of our net U.S. deferred tax assets. We have reflected this non-cash tax benefit in the tax provision which has increased net income for fiscal year 2012. If future operating and business conditions were to differ significantly, we would reassess the ability to realize the net deferred tax assets. If it were to become more likely than not that we would not be able to realize the deferred tax assets, then all or a portion of the valuation allowance may need to be re-established, which would result in a charge to tax expense.

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

As of June 30, 2012, the deferred tax assets for tax credit carryforwards are comprised of U.S. foreign tax credits in the amount of $122.2 million with an expiration period between 2015 through 2020; U.S. Federal and state research and experimentation credits in the amount of $37.7 million and $22.3 million, respectively. The U.S. Federal research and experimentation credits expire between 2024 through 2031. Of the state research and experimentation credits, $7.0 million expire between 2019 through 2027 and $15.3 million have no expiration period. In addition, $0.7 million of state enterprise credits have an expiration period of 2013.

As of June 30, 2012, the deferred tax asset for deferred interest and loss carryforwards are comprised of foreign deferred interest carryforwards of $7.8 million with no expiration period; foreign net operating loss carryforward of $13.9 million with no expiration period and U.S. Federal and state net operating loss carryforwards of $2.8 million with an expiration period of 2014 through 2030.

As of June 30, 2012, we have approximately $629.0 million of unremitted foreign earnings. U.S. deferred taxes have not been provided on all but $0.4 million of these earnings because they are intended to be permanently reinvested. Such earnings would be subject to U.S. taxation if repatriated to the U.S. The determination of the amount of unrecognized deferred tax liability associated with the permanently reinvested cumulative undistributed earnings is not practicable.

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

Changes in the total amount of gross unrecognized tax benefits are as follows:

	2012	2011
Balance at July 1	$32,266	$20,560
Increases based on tax positions related to the current year	3,434	7,702
Increases (decreases) identified during the current year related to prior years	410	(204)
Reclassification	0	3,444
Reductions to unrecognized benefits as a result of a lapse of the applicable statute of limitations	(45)	0
Foreign currency translation	(1,865)	764

Balance at June 30,	$34,200	$32,266

The unrecognized tax benefits at June 30, 2012 are permanent in nature and, if recognized, would reduce our effective tax rate with the exception of $1.7 million of share-based compensation in Germany. We periodically revaluate the recognition and measurement threshold of our uncertain tax positions based on new or additional evidence such as tax authority administrative pronouncements, rulings and court decisions. The ultimate settlement however, may be materially different from the amount accrued. Our significant jurisdictions are Germany and the U.S. The tax years currently under examination by the German revenue authorities are fiscal years 2005 through 2010. The tax years currently under examination by the Internal Revenue Service (“IRS”) are fiscal years 2006 and 2007. We have received some proposed changes by the IRS and although the final resolution of the proposed adjustments is uncertain, we believe that the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations and cash flows. While we expect the amount of unrecognized tax benefits to change, we are unable to quantify the change at this time. It is reasonably possible that $4.7 million of the unrecognized tax benefits in Germany will decrease within 12 months. This is due to our expectation that the examination for the tax years under audit will be concluded within this time period. The nature of the uncertainties that are expected to be resolved principally relate to share-based compensation, transfer pricing and various other immaterial issues.

Of our unrecognized tax benefits, $17.7 million is included in Other non-current liabilities; $4.7 million is included in Income taxes payable and $11.8 million has reduced our Deferred tax assets, long-term, in our Consolidated Balance Sheets at June 30, 2012.

We recognize interest and penalties related to unrecognized tax benefits in Income tax expense (benefit) in our Consolidated Statements of Income. As of June 30, 2012, the amount accrued for interest and penalties was $1.1 million.

Note 14 – Shareholders’ Equity and Share-Based Compensation

Preferred Stock

As of June 30, 2012 and 2011, we had no shares of preferred stock outstanding. We are authorized to issue 5 million shares of preferred stock, $0.01 par value.

Common Stock

We have 200 million authorized shares of common stock, $0.01 par value. At June 30, 2012 and 2011, we had 96,132,542 and 95,520,068 shares issued; 28,846,226 and 25,599,817 shares in treasury stock and 67,286,316 and 69,920,251 shares outstanding (net of treasury stock), respectively.

Share Buy-Back Program

On October 26, 2011, we announced that our Board of Directors authorized the repurchase of up to $200 million of our common stock. This buyback program allows us to purchase shares of our common stock in accordance with applicable securities laws on the open market, or through privately negotiated transactions, through October 25, 2012. We will determine the timing and the amount of any repurchases based on an evaluation of market conditions, share price and other factors. We entered into an agreement with an external broker, which provides the structure under which the program may be facilitated. This agreement and the buyback program may be suspended or discontinued at any time. As of June 30, 2012, we have repurchased 3,246,409 shares under the buyback program.

Share-Based Compensation

On June 30, 2012, we had one share-based plan with shares available for future grants, the 2012 Stock Option and Incentive Plan (the “2012 Plan”), which is described below. The compensation expense for share-based compensation was $17.4 million, $18.0 million and $21.3 million for the years ended June 30, 2012, 2011 and 2010, respectively. The total income tax benefit recognized in our Consolidated Income Statement for share-based compensation arrangements was $5.6 million, $5.2 million and $5.2 million for the years ended June 30, 2012, 2011 and 2010, respectively. Share-based compensation was slightly lower for the year ended June 30, 2012 compared to the prior fiscal year due to income recognized related to forfeitures in connection with a grant of performance stock options that vested in fiscal year 2012. Share-based compensation was lower for the year ended June 30, 2011 compared to the prior fiscal year due to income recognized related to forfeitures in connection with a grant of performance stock options that vested in fiscal year 2011, as well as fewer stock options outstanding in fiscal year 2011.

2012 Plan

On December 7, 2011 (the “Effective Date”), our shareholders approved the 2012 Stock Plan, which is effective through December 7, 2021. As of the Effective Date, no further grants may be granted under our former plan, the Amended and Restated 2002 Stock Option and Incentive Plan, as amended (the “2002 Plan” and together with the 2012 Plan, the “Plans”). There are 4,400,000 shares available for grant under the 2012 Plan. The 2012 Plan provides for two types of awards: (1) a full value grant, as defined in the 2012 Plan, under which one award shall reduce the shares available for grant under the 2012 Plan by 1.71 shares, and (2) an option or stock appreciation right grant, under which one award shall reduce the shares available for grant under the 2012 Plan by one share. Shares may be issued as original issuances, treasury shares or a combination of both. Option awards are granted with an exercise price equal to the market price of our stock on the date of the grant. The option awards generally vest over three to five years of continuous service commencing one year from the date of the grant and expire after ten years. During the year ended June 30, 2012, options to purchase 141,100 shares of our common stock and 22,731 restricted stock units were granted under the 2012 Plan. As of June 30, 2012, there were 4,236,169 shares available for grant under the 2012 Plan.

2002 Plan

Prior to the Effective Date, we had one share-based compensation plan with shares available for grants, the 2002 Plan. On December 8, 2010, we amended the 2002 Plan to increase the number of shares available under the 2002 Plan for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units by 1,100,000 to an aggregate amount not to exceed 7,860,000 shares of our common stock. Under the 2002 Plan, shares were permitted to be issued as original issuances, treasury shares or a combination of both. Option awards were granted with an exercise price equal to the market price of our stock on the date of the grant. The option awards granted under the 2002 Plan generally vest over three to five years of continuous service commencing one year from the date of the grant and expire after ten years. During the year ended June 30, 2012, options to purchase 454,630 shares of our common stock and 645,558 restricted stock units were granted under the 2002 Plan. At June 30, 2012, there were no shares available for grant under the 2002 Plan.

Restricted Stock Awards

A grant of restricted stock involves the immediate transfer of ownership of a specified number of shares of common stock with a “substantial risk of forfeiture” for a period of at least three years. A participant who receives a restricted stock grant is entitled immediately to voting, dividend and certain other share ownership rights associated with the underlying shares of common stock. At June 30, 2012, a total of 3,000 shares of restricted stock were outstanding which were granted outside of the 2002 Plan.

Restricted Stock Units

A grant of restricted stock units involves an agreement by our Company to deliver a specified number of shares of common stock or cash to the participant when the award vests. A participant has no ownership or voting rights associated with the underlying shares of common stock. Our Board of Directors may, at its discretion, authorize the payment of dividend equivalents on the restricted stock units. At June 30, 2012, a total of 1,942,122 restricted stock units were outstanding, of which 1,940,514 restricted stock units were granted under the Plans and 1,608 were granted outside of the Plans.

Stock Appreciation Rights

Stock appreciation rights allow the holders to receive a predetermined percentage of the spread, not to exceed 100 percent, between the option price and the fair market value of the shares on the date of exercise. The performance period will not be less than three years. We granted 10,807 stock appreciation rights in fiscal year 2012 under the 2012 Plan. No stock appreciation right or performance unit grants have been made under the Plans during fiscal years 2011 and 2010. At June 30, 2012, a total of 10,807 stock appreciation rights were outstanding.

1992 Incentive Plan

We also have options outstanding under our 1992 Incentive Plan. Shares under the 1992 Incentive Plan can be issued as original issuances or treasury shares or a combination of both. Options to purchase 45,600 shares with expiration dates through November 8, 2012 are outstanding under our 1992 Incentive Plan. The 1992 Incentive Plan was approved by our stockholders and had no shares available for grant at June 30, 2012.

Fair Value Determination

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions noted in the following table.

	Year Ended June 30,
	2012	2011	2010
Expected volatility	48.8 – 66.2%	60.4 – 73.2%	59.9 – 79.0%
Weighted-average volatility	59.1%	68.8%	68.9%
Expected annual dividend	$0.30	$0.10	0
Expected term (in years)	1.70 – 5.54	1.71 – 3.80	1.86 – 3.98
Risk-free rate	0.2 – 1.0%	0.5% – 1.7%	0.61% – 2.19%

Groups of option holders (directors, executives and non-executives) that have similar historical behavior are considered separately for valuation purposes. Expected volatilities are based on historical closing prices of our common stock over the expected option term. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived using the option valuation model and represents the estimated period of time from the date of grant that the option is expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected annual dividend was only applicable for grants in the third and fourth quarters of fiscal year 2011, as these were the quarters when dividends were declared. The expected annual dividend was applicable for grants in fiscal year 2012, as dividends were declared in all fiscal year 2012 quarters.

Stock Option Activity

A summary of option activity under our stock option plans for the fiscal year ended June 30, 2012 and changes during the year are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2011	2,489,998	$56.39	6.36	$19,270
Granted	584,923	36.71
Exercised	(422,949)	31.52
Forfeited or expired	(241,254)	77.35

Outstanding at June 30, 2012	2,410,718	54.71	6.42	$9,359

Exercisable at June 30, 2012	1,421,730	$66.53	5.04	$3,826

The weighted-average grant-date fair value of options granted during the years ended June 30, 2012, 2011 and 2010 was $14.30, $14.76 and $12.82, respectively. The total intrinsic value of options exercised during the years ended June 30, 2012, 2011 and 2010 was $7.0 million, $6.0 million and $2.4 million, respectively.

Modification of Certain Stock Option Awards

Prior to fiscal year 2011, certain of the award agreements under the 2002 Plan stated that vested options not exercised were forfeited upon termination of employment for any reason other than death or disability. However, such award agreements provided that the Compensation and Option Committee of our Board of Directors (the “Compensation and Option Committee”) could extend the time period to exercise vested options 90 days beyond the employment termination date for certain employees. During each of the fiscal years ended June 30, 2012, 2011 and 2010, the Compensation and Option Committee used this authority. This action represented a modification of the terms or conditions of an equity award and therefore was accounted for as an exchange of the original award for a new award. Incremental share-based compensation cost for the excess of the fair value of the new award over the fair value of the original award was immaterial.

Grant of Stock Options with Market Conditions

We granted 330,470 stock options containing a market condition to employees on March 21, 2008. The options vested on March 21, 2011, which was three years from the date of grant. The value of the options was based on a comparison of our total shareholder return (“TSR”) to a selected peer group of publicly listed multinational companies. TSR was measured as the annualized increase in the aggregate value of a company’s stock price plus the value of dividends, assumed to be reinvested into shares of the company’s stock at the time of dividend payment. The base price used for the TSR calculation was $42.19 which was the 20-day trading average from February 6, 2008 through March 6, 2008. The ending price used for the TSR calculation was the 20-day trading average prior to and through March 6, 2011. The grant date fair value of $4.2 million was calculated using a combination of Monte Carlo simulation and lattice-based models. There was no expense recognized for these awards in fiscal year 2012, since the awards vested in fiscal year 2011. Share-based compensation expense for this grant was income of $1.5 million and expense of $1.4 million for the fiscal years ended June 30, 2011 and 2010, respectively. A net benefit was recognized in the fiscal year ended June 30, 2011 due to forfeitures for employees who did not meet the service requirements and therefore did not vest in the options. No expense was recognized for these awards in the fiscal year ended June 30, 2012.

Restricted Stock Awards

A summary of the status of our nonvested restricted stock awards as of June 30, 2012 and changes during the fiscal year ended June 30, 2012 is presented below:

	Shares	Weighted Average Grant-date Fair Value
Nonvested at June 30, 2011	26,000	$42.71
Vested	(23,000)	33.07

Nonvested at June 30, 2012	3,000	$116.65

As of June 30, 2012, there was $0.1 million of total unrecognized compensation cost related to nonvested restricted stock-based compensation arrangements granted under the Plans. The weighted average recognition period is less than 0.1 years.

Restricted Stock Units

In the fiscal year ended June 30, 2012, we granted 118,546 restricted stock units with earnings per share (“EPS”) performance conditions, 118,546 restricted stock units with return on invested capital (“ROIC”) performance conditions and 118,546 restricted stock units with market conditions, under the 2002 Plan. The restricted stock units with EPS performance conditions cliff vest three years from the date of grant based on the achievement of certain cumulative EPS levels from fiscal years 2012 through 2014. The restricted stock units with ROIC conditions cliff vest three years from the date of grant based on the achievement of a certain ROIC level in fiscal year 2014. The restricted stock units with market conditions cliff vest three years from the date of grant based on a comparison of our TSR to the TSR of a selected peer group of publicly listed multinational companies. The grant date fair value of the restricted stock units with market conditions of $3.3 million was calculated using a Monte Carlo simulation model. Compensation expense, for both the restricted stock units with performance conditions and the restricted stock units with market conditions, is recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the applicable targets will be met, which is reassessed each reporting period.

In the fiscal year ended June 30, 2011, we granted 191,721 restricted stock units with EPS performance conditions and 191,715 restricted stock units with market conditions, under the 2002 Plan. The restricted stock units with EPS performance conditions cliff vest three years from the date of grant based on the attainment of a certain EPS level in fiscal year 2013. The restricted stock units with market conditions cliff vest three years from the date of grant based on a comparison of our TSR to the TSR of a selected peer group of publicly listed multinational companies. The grant date fair value of the restricted stock units with market conditions of $5.2 million was calculated using a Monte Carlo simulation model. Compensation expense, for both the restricted stock units with performance conditions and the restricted stock units with market conditions, is recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the applicable targets will be met, which is reassessed each reporting period.

We granted 380,400 and 133,507 restricted stock units with performance conditions in the fiscal years ended June 30, 2010 and 2009, respectively, under the 2002 Plan. The restricted stock units vest three years from the date of grant based on attainment of certain performance targets in fiscal year 2012 and 2011, respectively. Compensation expense is recognized ratably over the three-year vesting period based on grant date fair value and our assessment of the probability that the performance targets will be met. We have recognized compensation expense based on our estimate of the probability of achieving the targets. The restricted stock units granted in fiscal year 2009 vested in fiscal year 2012.

In the fiscal years ended June 30, 2012, 2011 and 2010 we also granted 312,651, 329,112 and 388,856 time vesting restricted stock units, respectively, without performance or market conditions, respectively, under the Plans that vest three years from the date of grant, of which 311,500 are to be settled in our common stock and 1,150 are to be settled in cash.

In January and September 2008, we granted 34,608 and 28,344 cash-settled restricted stock units, respectively, outside the 2002 Plan. These restricted stock units are accounted for as liability awards and are recorded at the fair value at the end of the reporting period in accordance with their vesting schedules. During the fiscal years ended June 30, 2012, 2011 and 2010, 1,608 , 9,647 and 19,213 of these restricted stock units were settled, respectively, at a cost of $0.1 million, $0.3 million and $0.8 million, respectively. At June 30, 2012 and 2011, 1,608 and 3,216 cash-settled restricted stock units were outstanding, respectively.

A summary of equity classified restricted stock unit activity as of and for the fiscal year ended June 30, 2012 is presented below:

Restricted Stock Units
Non-vested at June 30, 2011	1,665,873
Granted	668,289
Vested	(246,448)
Forfeited	(147,200)

Non-vested at June 30, 2012	1,940,514

At June 30, 2012 the aggregate intrinsic value of equity classified restricted stock units was $76.6 million. As of June 30, 2012, there was $34.8 million of total unrecognized compensation cost related to equity classified restricted stock unit compensation arrangements. The weighted average recognition period was 1.2 years.

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

On September 1, 2009, pursuant to the terms of an amendment to the CEO’s employment letter agreement, the Special Bonus Award was cancelled and replaced with the right to an annual equity award for fiscal years 2011 through 2013 (the “Annual Equity Grant”). On September 1, 2009, both time-based vesting and performance-based vesting restricted stock units were granted to the CEO pursuant to the terms of the Annual Equity Grant. The replacement of the Special Bonus Award with the awards granted pursuant to the Annual Equity Grant was accounted for as a modification of an existing award. As a result of this modification, during the first quarter of fiscal year 2010, approximately $0.5 million was reclassified from a liability to Additional paid-in capital in our Consolidated Balance Sheet and $0.5 million was recognized as compensation expense within SG&A in our Consolidated Statement of Income in the same reporting period and is therefore included in our results for the fiscal year ended June 30, 2010.

Note 15 – Restructuring

Our restructuring program that is designed to improve our global footprint, cost structure, technology portfolio, human resources and internal processes continues. During fiscal year 2012, we continued to refine and expand on activities launched in prior years and significant new programs were launched to: (i) optimize certain research and development and supply chain functions; (ii) outsource certain manufacturing capabilities; and (iii) divest or sublease facilities no longer needed to support current operations. In fiscal year 2011, we announced the relocation of certain manufacturing activities from Washington, Missouri to Mexico and the outsourcing of certain manufacturing activities to third party suppliers. In fiscal year 2010, we announced the relocation of certain manufacturing activities from the United Kingdom to Hungary, a consolidation and optimization of our manufacturing capabilities in China and the exit of the personal navigation device (“PND”) distribution channel in Germany.

A summary and components of our restructuring initiatives are presented below and include accruals for new programs as well as revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Severance Related Costs	Third Party Contractor Termination Costs	Facility Closure and Other Related Costs	Asset Impairments(1)	Total
Liability, June 30, 2009	$67,930	$308	$8,633	$0	$76,871
Expense(2)	10,049	(277)	3,222	4,880	17,874
Accumulated depreciation offset	0	0	0	(4,880)	(4,880)
Payments	(41,186)	(33)	(4,299)	0	(45,518)
Foreign currency translation	(3,757)	2	6	0	(3,749)

Liability, June 30, 2010	$33,036	$0	$7,562	$0	$40,598

Expense(2)	10,541	0	4,542	5,564	20,647
Accumulated depreciation offset	0	0	0	(5,564)	(5,564)
Payments	(15,231)	0	(4,346)	0	(19,577)
Foreign currency translation	3,416	0	102	0	3,518

Liability, June 30, 2011	$31,762	$0	$7,860	$0	$39,622

Expense(2)	(1,008)	315	7,146	2,696	9,149
Accumulated depreciation offset	0	0	0	(2,696)	(2,696)
Payments	(8,434)	(298)	(4,169)	0	(12,901)
Foreign currency translation	(2,382)	0	2	0	(2,380)

Liability, June 30, 2012	$19,938	$17	$10,839	$0	$30,794

(1)

Credits related to restructuring charges for accelerated depreciation and inventory provisions are recorded against the related assets in Property, plant & equipment, net or Inventories in our Consolidated Balance Sheets and do not impact the restructuring liability.

(2)

Restructuring expenses noted above are primarily in SG&A in our Consolidated Statements of Income. Asset impairments, which consist of accelerated depreciation and inventory provisions are primarily in Cost of sales in our Consolidated Statements of Income.

Restructuring liabilities are recorded in Accrued liabilities and Other non-current liabilities in our Consolidated Balance Sheets.

Restructuring expenses by reporting business segment are presented below:

	Year Ended June 30,
	2012	2011	2010
Infotainment	$(1,458)	$5,949	$(3,330)
Lifestyle	169	7,062	13,689
Professional	8,459	1,835	2,191
Other	(717)	237	444

Total	6,453	15,083	12,994
Asset impairments	2,696	5,564	4,880

Total	$9,149	$20,647	$17,874

Note 16 – Retirement Benefits

Plan Descriptions

Retirement savings plan

We provide the Harman International Industries Incorporated, Retirement Savings Plan (the “Savings Plan”) for certain employees in the United States. Under the Savings Plan, employees may contribute up to 50 percent of their pretax compensation subject to certain limitations. Each business unit will make a safe harbor non-elective contribution in an amount equal to three percent of a participant’s eligible contribution. Each business unit may make a matching contribution of up to three percent (50 percent on the first six percent of an employee’s tax-deferred contribution) and, upon approval of our Board of Directors, a profit sharing contribution. Matching and profit sharing contributions vest at a rate of 25 percent for each year of service with the employer, beginning with the second year of service.

Effective January 1, 2009, we suspended the matching and safe harbor non-elective contributions for these plans. Effective January 1, 2010, the employer matching contribution and the safe harbor non-elective contribution were reinstated. Approval for the profit sharing contribution is requested from our Board of Directors at the end of each fiscal year. Management eliminated the profit sharing contribution as of December 28, 2010. No amount was accrued for the profit sharing contribution for each of the fiscal years ended June 30, 2012, 2011 and 2010. Expenses related to the Savings Plan for the fiscal years ended June 30, 2012, 2011 and 2010, were $8.0 million, $7.3 million and $3.7 million, respectively.

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

During fiscal year 2013, we expect to contribute amounts to the defined benefit pension plans necessary to cover required disbursements. The benefits that we expect to pay in each fiscal year from 2013 to 2017 are $8.9 million, $8.6 million, $9.0 million, $9.5 million and $11.4 million, respectively. The aggregate benefits we expect to pay in the five fiscal years from 2018 to 2022 are $52.8 million.

Plan Assets

For all but one of our Company’s plans, contributions are made from our current operating funds as required in the year of payout. For one foreign plan, we made annual contributions into a fund managed by a trustee who invests such funds, administers the plan and makes payouts to eligible employees as required.

Our primary objective in investing plan assets for this foreign plan is to achieve returns sufficient to meet future benefit obligations with minimal risk and to time the maturities of such investments to meet annual payout needs. Given this, fund assets are invested in a unitized publically traded fund which invests 100 percent of such investments in government bonds. For purposes of fair value, this investment has been determined to meet the characteristics of a Level 1 investment as quoted prices in an active market exist for these assets. As of June 30, 2012, 100 percent of these assets are invested in this unitized fund.

Summary Plan Results

The following is a reconciliation of the benefit obligations, plan assets and funded status of the plans as well as the amounts recognized in our Consolidated Balance Sheets as of and for the fiscal years ended June 30, 2012 and 2011:

	Year Ended June 30,
	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$156,285	$144,331
Benefit obligation of plans not previously reported(1)	3,987	7,330
Service cost	1,635	3,292
Interest cost	8,106	7,702
Actuarial loss/(gain)	31,484	(10,286)
Effects of settlements and curtailments	(921)	0
Plan amendments	216	95
Benefits paid	(7,817)	(7,657)
Foreign currency translation	(9,726)	11,478

Benefit obligation at end of year	$183,249	$156,285

Change in plan assets:
Fair value of assets at beginning of year	$5,258	$0
Fair value of assets for plans not previously reported(1)	0	4,507
Actual return on plan assets	1,571	139
Employer contributions	9,049	7,932
Benefits paid	(7,817)	(7,657)
Settlement	(921)	0
Foreign currency translation	(129)	337

Fair value of assets at end of year	$7,011	$5,258

Reconciliation of funded status:
Funded status	$(176,238)	$(151,027)
Unrecognized prior service cost	8,301	8,672
Unrecognized net loss	49,561	19,790

Accrued pension cost	$(118,376)	$(122,565)

Non-current assets	$704	$0
Accrued liabilities	(8,843)	(8,913)
Other non-current liabilities	(168,099)	(142,114)
AOCI	57,862	28,462

Accrued pension cost	$(118,376)	$(122,565)

(1)

Certain foreign defined benefit plans were not disclosed in prior years based on the immateriality of amounts involved in these plans. The above disclosures for fiscal years 2012 and 2011 include amounts recorded for these plans as adjustments to the balances in the current year.

Amounts recognized in AOCI for the fiscal years ended June 30, 2012 and 2011 are presented below:

	Year Ended June 30,
	2012	2011
Amounts recorded in AOCI:
Prior service cost	$8,301	$8,672
Net actuarial loss	49,561	19,790

Total recognized in AOCI, before taxes	57,862	28,462
Income tax benefit	(19,415)	(10,159)

Total recognized in AOCI, net of income taxes	$38,447	$18,303

The estimated amount that will be amortized from AOCI into net periodic benefit cost in fiscal year 2013 is as follows:

Amounts expected to be recognized in net periodic benefit cost
Recognized net actuarial loss	$3,872
Amortization of prior service cost	1,169

Total	$5,041

A comparison of plans’ assets with plans’ projected benefit and accumulated benefit obligations as of June 30, 2012 and 2011 is presented below:

	Obligations Exceed Plan Assets Year Ended June 30,		Plan Assets Exceed Obligations Year Ended June 30,		Total All Plans Year Ended June 30,
	2012	2011	2012	2011	2012	2011
Plans where:
Projected benefit obligation	$176,942	$156,285	$6,307	$0	$183,249	$156,285
Accumulated benefit obligation	165,283	145,626	6,307	0	171,590	145,626
Fair value of plan assets	0	5,258	7,011	0	7,011	5,258

The components of net periodic benefit costs for the fiscal years ended June 30, 2012, 2011 and 2010 are presented below:

	Year Ended June 30,
	2012	2011	2010
Components of net periodic benefit cost:
Service cost	$1,635	$3,292	$2,165
Interest cost	8,106	7,702	7,585
Expected return on plan assets	(238)	(221)	0
Amortization of prior service cost	1,418	1,502	1,407
Amortization of net loss	1,793	1,899	1,122
Effect of settlements and curtailments	83	0	1,452

Net periodic benefit cost	$12,797	$14,174	$13,731

Plan Assumptions

The assumptions used to determine our benefit obligations and net periodic pension and other postretirement benefit costs are presented below:

Year Ended June 30,
	2012	2011	2010
Assumptions:
Weighted average rates used to determine benefit obligations at June 30:
Range of discount rates for pension plans	0.6% – 5.0%	4.7% – 5.9%	4.5% – 5.0%
Range of rates of compensation increase for pension plans	0.0% – 4.0%	2.5% – 4.0%	2.5% – 4.0%
Weighted average rates used to determine net periodic benefit cost at June 30:
Range of discount rates for pension plans	4.7% – 5.9%	4.1% – 5.6%	4.5% – 6.17%
Range of rates of compensation increase for pension plans	0.0% – 4.0%	2.5% – 4.0%	2.5% – 4.0%

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

Note 17 – Business Segment Data

Effective July 1, 2011, we revised our business segments in order to better align them with our strategic approach to the markets and customers we serve. While our Professional segment was largely unaffected, we reorganized our Automotive and Consumer segments and created two new segments, Infotainment and Lifestyle. The Infotainment segment includes our infotainment business, which was previously reported in our Automotive segment, and, Aha, a business we acquired in September 2010, which was previously reported in our Other segment. Our Lifestyle segment includes our automotive audio business, which was previously reported in our Automotive segment, our Consumer segment, which was previously reported as a standalone segment, and our luxury home audio business, which was previously reported in our Professional segment. Our Professional segment includes our Professional segment, as previously reported, excluding our luxury home audio business.

Prior period segment amounts throughout the consolidated financial statements have been reclassified to the new segment structure. The reclassification of historical business segment information had no impact on our basic financial statements.

The accounting principles applied at the operating segment level in determining income from operations are the same as those applied at the consolidated financial statement level. While revenues are specifically identified with our Infotainment segment and the automotive audio portion of our Lifestyle segment, costs, expenses and assets for these businesses are allocated based on relative revenues or other measures of activity that management believes are reasonable. Goodwill was allocated to our Infotainment segment and the automotive audio portion of our Lifestyle segment based on the relative fair value of the components of our reporting units that were affected by our change in segments. Refer to Note 8 – Goodwill for more information. The effects of the change in segments on the Professional segment and the home audio portion of our Lifestyle segment were immaterial.

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

Lifestyle

Our Lifestyle segment designs, manufactures and markets automotive audio systems for vehicle applications to be installed primarily as original equipment by automotive manufacturers and a wide range of mid- to high-end audio and consumer electronics for home, multimedia and mobile applications. Our Lifestyle audio products feature some of the world’s most recognized audio brands, including JBL, AKG, Harman/Kardon, Infinity, Mark Levinson, Revel, Logic 7, Lexicon and Selenium.

Professional

Our Professional segment designs, manufactures and markets an extensive range of loudspeakers, power amplifiers, digital signal processors, microphones, headphones and mixing consoles used by audio professionals in concert halls, stadiums, airports, houses of worship and other public spaces. We also provide high-quality products to the sound reinforcement, music instrument support and broadcast and recording segments of the professional audio market. We offer complete systems solutions for professional installations and users around the world. Our Professional products are marketed globally under brand names including JBL Professional, AKG, Crown, Soundcraft, Lexicon, DigiTech, dbx, BSS, Selenium and Studer.

Other

Our Other segment includes compensation, benefits and occupancy costs for corporate employees, net of reporting segment allocations, expenses associated with new technology innovation and our corporate brand identity campaign.

The following table presents Net sales, Operating income, Assets, Goodwill, Capital expenditures and Depreciation and amortization by each reporting segment from continuing operations:

	Year Ended June 30,
	2012	2011	2010
Net sales:
Infotainment	$2,401,562	$2,088,599	$1,836,194
Lifestyle	1,330,798	1,087,270	1,023,532
Professional	630,731	595,687	504,029
Other	987	789	673

Total	$4,364,078	$3,772,345	$3,364,428

Operating income:
Infotainment	$180,529	$77,384	$(4,885)
Lifestyle	141,899	101,883	92,567
Professional	82,588	90,668	70,584
Other	(104,770)	(79,884)	(72,711)

Total	$300,246	$190,051	$85,555
Discontinued operations	0	0	9,483

Total	$300,246	$190,051	$95,038

Assets:
Infotainment	$962,332	$1,149,494
Lifestyle	1,071,491	992,796
Professional	432,104	407,412
Other	703,537	508,793

Total	$3,169,464	$3,058,495

Goodwill:
Infotainment	$5,856	$8,069
Lifestyle	109,945	39,167
Professional	65,010	72,121
Other	0	0

Total	$180,811	$119,357

Capital expenditures:
Infotainment	$66,050	$61,712	$40,985
Lifestyle	23,743	18,084	2,724
Professional	10,910	14,645	11,060
Other	11,833	13,916	5,264

Total	$112,536	$108,357	$60,033
Discontinued operations	0	0	167

Total	$112,536	$108,357	$60,200

Depreciation and amortization:
Infotainment	$66,130	$70,796	$78,245
Lifestyle	32,890	30,773	40,640
Professional	14,149	16,432	17,828
Other	9,056	5,263	3,233

Total	$122,225	$123,264	$139,946
Discontinued operations	0	0	911

Total	$122,225	$123,264	$140,857

During fiscal years 2012 and 2011 we did not record any goodwill impairment charges. During the fiscal year ended June 30, 2010, we recorded goodwill impairment charges of $7.4 million and $4.9 million in our Infotainment segment and a reporting unit within our Lifestyle segment, respectively. Refer to Note 8 – Goodwill for more information.

The following table presents Net sales and long-lived assets and net assets by geographic area as of and for the years ended June 30, 2012, 2011 and 2010. Net sales are attributable to geographic areas based upon the location of the customer.

	Year Ended June 30,
	2012	2011	2010
Net sales:
U.S.	$966,955	$703,772	$678,384
Germany	1,662,432	1,616,198	1,380,246
Other Europe	916,813	780,342	623,219
Other	817,878	672,033	682,579

Total	$4,364,078	$3,772,345	$3,364,428

Long-lived assets:
U.S.	$162,422	$134,734
Germany	149,867	192,119
Other Europe	102,071	133,134
Other	44,752	32,010

Total	$459,112	$491,997

Net Assets
U.S.	$126,081	$12,777
Germany	647,114	700,722
Other Europe	605,177	598,853
Other	151,239	111,306

Total	$1,529,611	$1,423,658

Note 18 – Commitments and Contingencies

At June 30, 2012, we were subject to legal claims and litigation arising in the ordinary course of business, including the matters described below. The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

On July 3, 2008, defendants moved to dismiss the Consolidated Complaint in its entirety. Lead Plaintiff opposed the defendants’ motion to dismiss on September 2, 2008, and defendants filed a reply in further support of their motion to dismiss on October 2, 2008. The motion is now fully briefed. As of June 30, 2012, the case remained open with no new developments.

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

Defendants moved to dismiss the complaint in its entirety on August 5, 2008. The Russell Plaintiff opposed the defendants’ motion to dismiss on September 19, 2008, and defendants filed a reply in further support of their motion to dismiss on October 20, 2008. The motion is now fully briefed. As of June 30, 2012, the case remained open with no new developments.

Infotainment Supply Arrangements

We have arrangements with our infotainment customers to provide products that meet predetermined technical specifications and delivery dates. In the event that we do not satisfy the performance obligations under these arrangements, we may be required to indemnify the customer. We accrue for any loss that we expect to incur under these arrangements when that loss is probable and can be reasonably estimated. For the years ended June 30, 2012, 2011 and 2010, we incurred $4.6 million, $5.8 million and $11.7 million, respectively, of costs related to delayed delivery of product to an infotainment customer. An inability to meet performance obligations on infotainment platforms to be delivered in future periods could adversely affect our results of operations, cash flows and financial condition.

Note 19 – Investment in Joint Venture

In October 2005, we formed Harman Navis Inc. (“Harman Navis”), a joint venture located in Korea, to engage in the design and development of navigation systems for the Asian markets. We evaluated the joint venture agreement and determined that the newly formed joint venture was a variable interest entity requiring consolidation under the appropriate accounting guidance. We owned a 50 percent equity interest in the joint venture through December 2009. We were not obligated to fund any joint venture losses beyond our investment.

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

As a result of this transaction, we determined that we were no longer the primary beneficiary of the joint venture and therefore deconsolidated the joint venture in December 2009 and recorded an investment of $2.8 million in our Consolidated Balance Sheets, and at that time, we began to account for it under the equity method. Our remaining 25 percent equity interest was measured at fair value using a weighted application of the cost, market and income valuation techniques. The deconsolidation of Harman Navis resulted in an overall loss of $13.1 million in our Infotainment segment and is included in our Consolidated Statement of Income as Loss on deconsolidation of variable interest entity for the year ended June 30, 2010. The loss resulted primarily from the difference between the fair value of the consideration received for the disposal of our equity interest and the net asset value of the joint venture that was deconsolidated.

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

In June 2011, Navis redeemed the remaining 10 percent of our equity interest in consideration for a payment of $4.0 million. At that time, the third installment of the guaranteed royalty of $4.0 million was also payable by us. Both the amount receivable from Navis and payable from us were equal and offsetting. We wrote off our remaining investment of $2.1 million which was recorded in SG&A in our Consolidated Statement of Income. As of June 30, 2011, we no longer had an ownership interest in Navis.

Note 20 – Related Party Transactions

In December 2009, we entered into a three-year agreement for engineering and software development services with Neusoft Corporation (“Neusoft”), a Shanghai exchange listed technology solutions provider. A member of our Board of Directors is the Chairman and CEO of Neusoft.

On April 20, 2010, our former subsidiary, IS entered into an asset purchase and business transfer agreement (the “Asset Purchase Agreement”) with Neusoft Technology Solutions GmbH (“Neusoft Technology”), which is a subsidiary of Neusoft, for the sale of certain tangible assets located at IS’s facility in Hamburg, Germany. This transaction closed on June 1, 2010. As part of the Asset Purchase Agreement, IS and Neusoft Technology entered into a five-year agreement for engineering and software development services related to IS’s vehicle navigation business (the “Services Agreement”). Under the terms of the Asset Purchase Agreement, IS transferred at closing certain tangible assets and employment relationships to Neusoft Technology and received consideration of €6 million. Our subsidiary, Harman Becker Automotive Systems GmbH (“HBAS”) and Neusoft Europe AG, a subsidiary of Neusoft, are guarantors under the terms of the Asset Purchase Agreement and the Services Agreement. IS was merged into HBAS in fiscal year 2011. During the years ended June 30, 2012 and 2011 we incurred total expenses of $32.6 million and $24.9 million, respectively, for engineering and software development services with Neusoft Technology and Neusoft. We did not incur any expense with Neusoft Technology and Neusoft in the fiscal year ended June 30, 2010.

Note 21 – Significant Customers

Presented below are the percentages of net sales to and net accounts receivable due from customers who represent ten percent or more of our net sales or net accounts receivable from continuing operations for the periods presented:

	Net Sales		Accounts Receivable, Net
	Year Ended June 30,		June 30,
	2012	2011	2012	2011
BMW	19%	21%	13%	17%
Audi/Volkswagen	14%	15%	11%	9%
Other customers	67%	64%	76%	74%

Total	100%	100%	100%	100%

We anticipate that BMW and Audi/Volkswagen will continue to account for a significant portion of our net sales and net accounts receivable for the foreseeable future. Our customers are not obligated to any long-term purchase of our products.

Note 22 – Sale of Intellectual Property

Effective February 15, 2011, we entered into an agreement with a third party pursuant to which we monetized certain intellectual property rights. Income of $0.3 million and $16.5 million was recognized in connection with this transaction in our Infotainment segment and is included in the Consolidated Statement of Income for the fiscal years ended June 30, 2012 and 2011, respectively, under the line item Sale of intellectual property.

Note 23 – Quarterly Summary of Operations (unaudited)

The following is a summary of operations by quarter for fiscal years 2012, 2011 and 2010:

	Three Months Ended
	September 30	December 31	March 31	June 30	Total
Fiscal Year 2012
Net sales	$1,050,603	$1,127,029	$1,095,675	$1,090,771	$4,364,078
Gross profit	287,642	305,539	292,630	298,335	1,184,146
Net income	48,367	59,255	172,656	49,263	329,541
Earnings per share:
Basic	0.68	0.83	2.41	0.69	4.62
Diluted	0.67	0.82	2.38	0.69	4.57
Fiscal Year 2011
Net sales	$836,946	$956,081	$948,196	$1,031,122	$3,772,345
Gross profit	224,571	268,740	248,825	245,214	987,350
Net income	27,388	53,052	36,600	18,876	135,916
Earnings per share:
Basic	0.39	0.75	0.51	0.27	1.91
Diluted	0.39	0.74	0.51	0.26	1.90
Fiscal Year 2010
Net sales	$748,428	$928,273	$837,011	$850,716	$3,364,428
Gross profit	192,227	251,635	217,632	223,664	885,158
Income (loss) from continuing operations attributable to Harman International Industries, Incorporated, net of income taxes	(11,576)	13,396	14,921	18,437	35,178
Income from discontinued operations, net of income taxes	2,103	2,703	3,339	115,446	123,591
Net (loss) income	(9,473)	16,099	18,260	133,883	158,769
(Loss) earnings per share from continuing operations attributable to Harman International Industries, Incorporated, net of income taxes:
Basic	(0.17)	0.19	0.21	0.26	0.50
Diluted	(0.17)	0.19	0.21	0.26	0.50
Earnings per share from discontinued operations, net of income taxes:
Basic	0.03	0.04	0.05	1.64	1.76
Diluted	0.03	0.04	0.05	1.63	1.75
(Loss) earnings per share:
Basic	(0.14)	0.23	0.26	1.90	2.26
Diluted	(0.14)	0.23	0.26	1.89	2.25

Note 24 – Subsequent Events

Amendment to Revolving Credit Facility

Effective July 2, 2012, we and Harman KG, entered into the Second Amendment to the Credit Agreement (the “Second Amendment”), with a group of banks. The Second Amendment amends the Credit Agreement by, among other things: (a) allowing us and our subsidiaries to enter into certain internal legal entity restructuring transactions subject in certain circumstances to various conditions, (b) in connection with such internal legal entity restructuring transactions, providing for the release of certain security interests created by the Guarantee and Collateral Agreement, and (c) making certain other amendments to facilitate the foregoing.

Dividend Declaration

On August 10, 2012, we declared a cash dividend of $0.15 per share for the quarter ended June 30, 2012. The quarterly dividend will be paid on September 4, 2012 to each stockholder of record as of the close of business on August 20, 2012.

Shares Repurchased

Between July 1, 2012 through August 10, 20102, we repurchased 129,966 shares of our common stock at a total cost of $4.8 million in connection with our share buyback program.

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

The information required by Item 10 of Part III is incorporated by reference to our Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 11.	Executive Compensation.

The information required by Item 11 of Part III is incorporated by reference to our Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Part III is incorporated by reference to our Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Part III is incorporated by reference to our Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.

The information required by Item 14 of Part III is incorporated by reference to our Proxy Statement for the 2012 Annual Meeting of Stockholders.

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

The following consolidated financial statements are filed as part of this report under “Part II, Item 8 – Financial Statements and Supplementary Data”:

Exhibit Index to 10-K

Exhibit No.	Exhibit Description

3.1	Restated Certificate of Incorporation of Harman International Industries, Incorporated, as amended. (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 and hereby incorporated by reference)

3.2	By-Laws of Harman International Industries, Incorporated, as amended, dated February 6, 2008. (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 and hereby incorporated by reference)

3.3	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on December 12, 2011. (Filed as Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on December 13, 2011 and hereby incorporated by reference).

3.4	By-Laws of Harman International Industries, Incorporated, as amended, dated December 7, 2011. (Filed as Exhibit 3.2 to the Current Report on Form 8-K filed with the Commission on December 13, 2011 and hereby incorporated by reference).

4.1	Indenture, related to the 1.25% Convertible Senior Notes due 2012, dated as of October 23, 2007, between Harman International Industries, Incorporated and Wells Fargo Bank, National Association, as trustee (including the form of 1.25% Convertible Senior Note due 2012). (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on October 25, 2007 and hereby incorporated by reference)

4.2	Supplemental Indenture, dated as of January 12, 2010, to the Indenture dated as of October 23, 2007, between Harman International Industries, Incorporated and Wells Fargo Bank, National Association (filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on January 13, 2010 and hereby incorporated by reference)

Exhibit No.	Exhibit Description

4.3	Registration Rights Agreement, dated as of October 23, 2007, between Harman International Industries, Incorporated, KKR I-H Limited, GS Capital Partners VI Fund L.P., GS Capital Partners VI Parallel, L.P., GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI GmbH & Co. KG, Citibank, N.A. and HSBC USA Inc. (filed as Exhibit 4.2 to the Current Report on Form 8-K filed with the Commission on October 25, 2007 and hereby incorporated by reference).

4.4	First Amendment to Registration Rights Agreement, dated as of October 21, 2011, between Harman International Industries, Incorporated, KKR I-H Limited, GS Capital Partners VI Fund L.P., GS Capital Partners VI Parallel, L.P., GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI GmbH & Co. KG, Citibank, N.A. and HSBC USA Inc. (Filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on October 25, 2011 and hereby incorporated by reference).

10.1	Note Purchase Agreement, dated October 22, 2007, by and among Harman International Industries, Incorporated, KKR I-H Limited, GS Capital Partners VI Fund L.P., GS Capital Partners VI Parallel, L.P., GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI GmbH & Co. KG, Citibank, N.A. and HSBC USA Inc. and, for limited purposes, Kohlberg Kravis Roberts & Co. L.P. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on October 25, 2007 and hereby incorporated by reference)

10.2	Multi-Currency Credit Agreement by and among Harman International Industries, Incorporated, Harman Holding GmbH & Co. KG, J.P. Morgan Securities (USA), Inc. and Unicredit Bank AG, New York Branch, as Joint Lead Arrangers, JP Morgan Chase Bank, N.A., as Administrative Agent, HSBC Bank USA, National Association and Unicredit Bank AG, New York Branch, as Syndication Agents, Bank of America, N.A., Wells Fargo Bank, N.A. and RBS Citizens, N.A., as Documentation Agents, and the other banks and financial institutions party thereto, dated as of December 1, 2010. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on December 7, 2010 and hereby incorporated by reference)

10.3	Guarantee and Collateral Agreement by and among Harman International Industries, Incorporated, Harman Holding GmbH & Co. KG, the subsidiaries of Harman International Industries, Incorporated identified therein, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of December 1, 2010. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on December 7, 2010 and hereby incorporated by reference)

10.4	Harman International Industries, Incorporated 1992 Incentive Plan, as amended and restated. (filed as Exhibit B to the 1999 Proxy Statement and hereby incorporated by reference)**

10.5	Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive Plan. (filed as Appendix A to the 2008 Proxy Statement and hereby incorporated by reference)**

10.6	Amendment No. 1 to the Amended and Restated 2002 Stock Option and Incentive Plan. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 and hereby incorporated by reference)**

10.7	Form of Nonqualified Stock Option Agreement for Non-Officer Directors under the Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan. (filed as Exhibit 10.11 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and hereby incorporated by reference)**

10.8	Form of Incentive Stock Option Agreement for Officers and Key Employees under the Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on August 22, 2005 and hereby incorporated by reference)**

Exhibit No.	Exhibit Description

10.9	Form of Nonqualified Stock Option Agreement for Officers and Key Employees under the Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on August 22, 2005 and hereby incorporated by reference)**

10.10	Form of Restricted Stock Agreement for Officers and Key Employees under the Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan. (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on August 22, 2005 and hereby incorporated by reference)**

10.11	Form of Nonqualified Performance Stock Option Agreement for Officers and Key Employees under the Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and hereby incorporated by reference)**

10.12	Form of Nonqualified Stock Option Agreement, related to the Stock Option Award, between Harman International Industries, Incorporated and Dinesh Paliwal. (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on May 9, 2007 and hereby incorporated by reference)**

10.13	Form of Restricted Stock Agreement, related to the Restricted Stock Award, between Harman International Industries, Incorporated and Dinesh Paliwal. (filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the Commission on May 9, 2007 and hereby incorporated by reference)**

10.14	Form of Restricted Stock Agreement, related to the Inducement Stock Award, between Harman International Industries, Incorporated and Dinesh Paliwal. (filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the Commission on May 9, 2007 and hereby incorporated by reference)**

10.15	Form of Restricted Stock Agreement, related to the Equity Replacement Award, between Harman International Industries, Incorporated and Dinesh Paliwal. (filed as Exhibit 10.6 to the Current Report on Form 8-K filed with the Commission on May 9, 2007 and hereby incorporated by reference)**

10.16	Form of Restricted Share Unit Agreement, related to the RSU Replacement Award, between Harman International Industries, Incorporated and Dinesh Paliwal. (filed as Exhibit 10.7 to the Current Report on Form 8-K filed with the Commission on May 9, 2007 and hereby incorporated by reference)**

10.17	Form of Restricted Share Unit Agreement, related to the Restricted Share Unit Award, between Harman International Industries, Incorporated and Dinesh Paliwal. (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on December 4, 2007 and hereby incorporated by reference)**

10.18	Form of Performance Based Restricted Share Unit Agreement for Officers and Key Employees under the Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive Plan. (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference)**

10.19	Form of Restricted Share Unit Agreement for Officers and Key Employees under the Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive Plan. (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference)**

10.20	Form of Restricted Share Unit Agreement for Non-Officer Directors under the Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive Plan. (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference)**

Exhibit No.	Exhibit Description

10.21	Form of Restricted Share Unit Agreement, related to Dinesh Paliwal’s annual equity awards, under the Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive Plan. (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference)**

10.22	Form of Nonqualified Stock Option Agreement, related to Dinesh Paliwal’s annual equity awards, under the Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive Plan. (filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference)**

10.23	Restricted Share Unit Agreement between Harman International Industries, Incorporated and Dinesh Paliwal, related to a January 2008 award. (filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference)**

10.24	Restricted Share Unit Agreement between Harman International Industries, Incorporated and Dinesh Paliwal, related to a September 2008 award under the Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive Plan. (filed as Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference)**

10.25	Restricted Share Unit Agreement between Harman International Industries, Incorporated and Herbert Parker, related to a September 2008 award. (filed as Exhibit 10.12 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference)**

10.26	Time-Based Restricted Share Unit Agreement between Harman International Industries, Incorporated and Dinesh Paliwal, related to a September 2009 award under the Amended and Restated Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan (filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the Commission on September 1, 2009 and hereby incorporated by reference)**

10.27	Performance-Based Restricted Share Unit Agreement between Harman International Industries, Incorporated and Dinesh Paliwal, related to a September 2009 award under the Amended and Restated Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan (filed as Exhibit 10.6 to the Current Report on Form 8-K filed with the Commission on September 1, 2009 and hereby incorporated by reference)**

10.28	Harman International Industries, Incorporated Management Incentive Compensation Plan. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on December 21, 2007 and hereby incorporated by reference)**

10.29	Harman International Industries, Incorporated Supplemental Executive Retirement Plan, as amended and restated as of October 1, 1999. (filed as Exhibit 10.27 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and hereby incorporated by reference)**

10.30	Amendment No. 1 to the Harman International Industries, Incorporated Supplemental Executive Retirement Plan, dated September 24, 2002. (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 and hereby incorporated by reference)**

10.31	Form of Benefit Agreement under the Supplemental Executive Retirement Plan. (filed as Exhibit 10.14 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and hereby incorporated by reference)**

10.32	Harman International Industries, Inc. Deferred Compensation Plan, effective June 1, 1997. (filed as Exhibit 4 to the Registration Statement on Form S-8 filed with the Commission on June 9, 1997, and hereby incorporated by reference)**

Exhibit No.	Exhibit Description

10.33	Amendment No. 1 to the Harman International Industries, Inc. Deferred Compensation Plan dated October 1, 1999. (filed as Exhibit 10.46 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and hereby incorporated by reference)**

10.34	Amendment No. 2 to the Harman International Industries, Inc. Deferred Compensation Plan, effective December 16, 2003. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 and hereby incorporated by reference)**

10.35	Letter Agreement, dated May 8, 2007, between Harman International Industries, Incorporated and Dinesh Paliwal. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on May 9, 2007 and hereby incorporated by reference)**

10.36	Amendment to Letter Agreement, dated November 29, 2007, between Harman International Industries, Incorporated and Dinesh Paliwal. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on December 4, 2007 and hereby incorporated by reference)**

10.37	Amendment to Letter Agreement, dated December 31, 2008 between Harman International Industries, Incorporated and Dinesh Paliwal. (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference)**

10.38	Amended and Restated Severance Agreement between Harman International Industries, Incorporated and Dinesh Paliwal dated December 31, 2008. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference)**

10.39	Amendment to Letter Agreement, dated September 1, 2009, between Harman International Industries, Incorporated and Dinesh Paliwal (filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the Commission on September 1, 2009 and hereby incorporated by reference)**

10.40	Summary of equity awards granted to Mr. Paliwal and Mr. Parker in September 2008. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and hereby incorporated by reference)**

10.41	Letter Agreement, dated May 2, 2008, between Harman International Industries, Incorporated and Herbert Parker. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on May 6, 2008 and hereby incorporated by reference)**

10.42	Employment Agreement, dated January 11, 2008, between Harman International Industries, Incorporated and John Stacey. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and hereby incorporated by reference)**

10.43	Employment Agreement, dated May 30, 2008, between Harman Management GmbH and Klaus Blickle. (filed as Exhibit 10.37 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and hereby incorporated by reference)**

10.44	Letter Agreement, dated August 8, 2008, between Harman International Industries, Incorporated and Jennifer Peter. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on August 21, 2008 and hereby incorporated by reference)**

10.45	Letter Agreement, dated August 22, 2008, between Harman International Industries, Incorporated and Todd Suko. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and hereby incorporated by reference)**

10.46	Amended and Restated Severance Agreement between Harman International Industries, Incorporated and Herbert Parker dated December 22, 2008. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference)**

Exhibit No.	Exhibit Description

10.47	Letter Agreement, dated January 9, 2009, between Harman International Industries, Incorporated and Sachin Lawande. (filed as Exhibit 10.13 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference)**

10.48	Letter Agreement, dated January 9, 2009, between Harman International Industries, Incorporated and David Slump. (filed as Exhibit 10.14 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference)**

10.49	Form of Severance Agreement between Harman International Industries, Incorporated and Blake Augsburger, David Karch, Sachin Lawande, David Slump, John Stacey and Todd Suko (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and hereby incorporated by reference)**

10.50	Form of Severance Agreement between Harman International Industries, Incorporated, and each of Herbert Parker, Blake Augsburger, David Karch, Sachin Lawande, David Slump, John Stacey and Todd Suko (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on April 26, 2010 and hereby incorporated by reference)**

10.51	Agreement between and among Harman Management GmbH and Dr. Klaus Blickle, dated February 23, 2011. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on March 1, 2011 and hereby incorporated by reference)**

10.52	Second Amended and Restated Multi-Currency, Multi-Option Credit Agreement, dated March 31, 2009, among Harman International Industries, Incorporated, Harman Holding GmbH & Co. KG, and the several lenders and agents from time to time parties thereto. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and hereby incorporated by reference)

10.53	Guarantee and Collateral Agreement, dated March 31, 2009, among Harman International Industries, Incorporated, Harman Holding GmbH & Co. KG, certain subsidiaries of the Company parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the several lenders from time to time parties to the Second Amended and Restated Multi-Currency, Multi-Option Credit Agreement. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and hereby incorporated by reference)

10.54	Harman International Industries, Incorporated 2012 Stock Option and Incentive Plan (filed as Appendix A to the Proxy Statement dated October 28, 2011 and hereby incorporated by reference).**

10.55	Form of Non-Qualified Stock Option Agreement for Officers and Key Employees under the Harman International Industries, Incorporated 2012 (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on April 2, 2012 and hereby incorporated by reference).

10.56	First Amendment, dated as of December 15, 2011, to the Multi-Currency Credit Agreement, dated as of December 1, 2010, among Harman International Industries, Incorporated, Harman Holding GmbH & Co. KG, HSBC Bank USA, National Association and Unicredit Bank AG, New York Branch, as Syndication Agents; Bank of America, N.A., Wells Fargo Bank, N.A. and RBS Citizens, N.A. as Documentation Agents; J.P. Morgan Securities LLC, HSBC Securities (USA), Inc. and Unicredit Bank AG, New York Branch, as Joint Lead Arrangers; JPMorgan Chase Bank, N.A., as Administrative Agent and the financial institutions party thereto. (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on December 21, 2011 and hereby incorporated by reference).

10.57	Letter Agreement, dated September 15, 2011, between Harman International Industries, Incorporated and I.P. Park. (Filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 and hereby incorporated by reference).**

Exhibit No.	Exhibit Description

21.1	Subsidiaries of Harman International Industries, Incorporated. +

23.1	Consent of KPMG LLP. +

31.1	Certification of Dinesh Paliwal filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

31.2	Certification of Herbert Parker filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

32.1	Certification of Dinesh Paliwal and Herbert Parker filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

99.1	Form of Indemnification Letter Agreement with Directors and Executive Officers. (filed as Exhibit 99.1 to the Current Report on Form 8-K filed with the Commission on February 13, 2009 and hereby incorporated by reference)

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Calculation Linkbase.*

101.DEF	XBRL Taxonomy Definition Linkbase.*

101.LAB	XBRL Taxonomy Label Linkbase.*

101.PRE	XBRL Presentation Linkbase.*

*	Submitted electronically herewith.
**	Management contract, compensatory plan or arrangement.
+	Filed herewith.

Attached as Exhibit 101 to this report are the following financial information formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended June 30, 2012, 2011 and 2010, (ii) Consolidated Balance Sheets at June 30, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the years ended June 30, 2012, 2011 and 2010, (iv) Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended June 30, 2012, 2011 and 2010 and (v) Notes to Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED

Date: August 10, 2012	By:	/S/ DINESH PALIWAL
Dinesh Paliwal
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated below.

/S/ DINESH PALIWAL Dinesh Paliwal	Chairman, President and Chief Executive Officer (Principal Executive Officer)	August 10, 2012

/S/ HERBERT PARKER Herbert Parker	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 10, 2012

/S/ JENNIFER PETER Jennifer Peter	Vice President and Chief Accounting Officer (Principal Accounting Officer)	August 10, 2012

/S/ BRIAN CARROLL Brian Carroll	Director	August 10, 2012

/S/ DR. HARALD EINSMANN Dr. Harald Einsmann	Director	August 10, 2012

/S/ ANN MCLAUGHLIN KOROLOGOS Ann McLaughlin Korologos	Director	August 10, 2012

/S/ DR. JIREN LIU Dr. Jiren Liu	Director	August 10, 2012

/S/ EDWARD MEYER Edward Meyer	Director	August 10, 2012

/S/ KENNETH REISS Kenneth Reiss	Director	August 10, 2012

/S/ HELLENE RUNTAGH Hellene Runtagh	Director	August 10, 2012

/S/ FRANK SKLARSKY Frank Sklarsky	Director	August 10, 2012

/S/ GARY STEEL Gary Steel	Director	August 10, 2012

Schedule II

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED

Valuation and Qualifying Accounts and Reserves

Year Ended June 30, 2012, 2011 and 2010

(in thousands)

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended June 30, 2010
Allowance for doubtful accounts	$11,632	560	(1,047)	3,082	$8,063

Year ended June 30, 2011
Allowance for doubtful accounts	$8,063	1,189	807	3,087	$6,972

Year ended June 30, 2012
Allowance for doubtful accounts	$6,972	3,413	(501)	3,929	$5,955

Harman International Industries, Incorporated

2012 Form 10-K Annual Report

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

Attached as Exhibit 101 to this report are the following financial information formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended June 30, 2012, 2011 and 2010, (ii) Consolidated Balance Sheets at June 30, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the years ended June 30, 2012, 2011 and 2010, (iv) Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended June 30, 2012, 2011 and 2010 and (v) Notes to Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.