Form 10-Q
period 2012-09-30
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2012-11-02
CIK 800459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 28, 2012, 67,831,586 shares of common stock, par value $.01, were outstanding.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

Form 10-Q

September 30, 2012

The page numbers in this Table of Contents reflect actual page numbers, not EDGAR page tag numbers.

References to “Harman”, the “Company”, “we”, “us”, and “our” in this Form 10-Q refer to Harman International Industries, Incorporated and its subsidiaries unless the context requires otherwise.

Harman, the Harman logo, and the Harman products and brand names referred to herein are either the trademarks or the registered trademarks of Harman. All other trademarks are the property of their respective owners.

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

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. As a result, the foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission. For additional information regarding certain factors that may cause our actual results to differ from those expected or anticipated, see the information under the caption “Risk Factors” which is located in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. We undertake no obligation to publicly update or revise any forward-looking statement (except as required by law). This report also makes reference to our awarded business, which represents the estimated future lifetime net sales for all customers. Our future awarded business does not represent firm customer orders. We calculate our awarded business using various assumptions including global vehicle production forecasts, customer take rates for our products, revisions to product life cycle estimates and the impact of annual price reductions, among other factors. These assumptions are updated on an annual basis. We update our estimates quarterly by adding the value of new awards received and subtracting sales recorded during the quarter.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	September 30, 2012	June 30, 2012
Assets
Current assets
Cash and cash equivalents	$633,935	$617,356
Short-term investments	64,656	203,014
Receivables, net	648,341	582,835
Inventories	512,567	427,597
Other current assets	286,869	285,443

Total current assets	2,146,368	2,116,245
Property, plant and equipment, net	425,841	430,234
Goodwill	180,533	180,811
Deferred tax assets, long-term, net	284,356	308,768
Other assets	150,453	133,406

Total assets	$3,187,551	$3,169,464

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$399,700	$395,409
Short-term debt	212	227
Accounts payable	477,849	505,694
Accrued liabilities	358,322	368,002
Accrued warranties	99,453	97,289
Income taxes payable	17,051	15,279

Total current liabilities	1,352,587	1,381,900
Pension liability	169,524	168,099
Other non-current liabilities	90,990	89,854

Total liabilities	1,613,101	1,639,853

Commitments and contingencies	—	—
Preferred stock	0	0
Common stock	968	961
Additional paid-in capital	952,949	943,971
Accumulated other comprehensive income	26,260	29,709
Retained earnings	1,770,598	1,726,486
Less: Common stock held in treasury	(1,176,325)	(1,171,516)

Total shareholders’ equity	1,574,450	1,529,611

Total liabilities and shareholders’ equity	$ 3,187,551	$ 3,169,464

See accompanying Notes to the Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except earnings per share data)	Three Months Ended September 30,
	2012	2011
Net sales	$998,193	$1,050,603
Cost of sales	719,946	762,961

Gross profit	278,247	287,642
Selling, general and administrative expenses	199,156	213,752
Sale of intellectual property	0	(288)

Operating income	79,091	74,178

Other expenses:
Interest expense, net	5,995	5,276
Foreign exchange losses, net	151	4,224
Miscellaneous, net	1,179	1,444

Income before income taxes	71,766	63,234
Income tax expense, net	17,211	14,867

Net income	$54,555	$48,367

Earnings per share:
Basic	$0.79	$0.68

Diluted	$0.79	$0.67

Weighted average shares outstanding:
Basic	68,682	71,283

Diluted	69,471	71,882

See accompanying Notes to the Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)	Three Months Ended September 30,
	2012	2011
Net income	$54,555	$48,367

Other comprehensive income (loss):
Foreign currency translation	9,206	(84,142)
Unrealized (losses) gains on hedging derivatives	(19,311)	45,513
Pension liability adjustment	910	(345)
Unrealized gains (losses) on available for sale securities	109	(178)

Other comprehensive income before taxes	(9,086)	(39,152)
Income taxes	5,637	(11,651)

Other comprehensive income (loss), net of taxes	(3,449)	(50,803)

Comprehensive income (loss), net of taxes	$51,106	$(2,436)

See accompanying Notes to the Condensed Consolidated Financial Statements

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$54,555	$48,367
Adjustments to reconcile net income to net cash used in operating activities, net of acquired businesses:
Depreciation and amortization	28,543	31,483
Deferred income tax expense	7,970	26,643
(Gain) loss on disposition of assets	(2,687)	83
Share-based compensation	4,867	2,541
Non-cash interest expense	4,953	4,853
Changes in operating assets and liabilities, net of acquired businesses:
Decrease (increase) in:
Receivables, net	(62,322)	(111,211)
Inventories	(80,881)	(80,883)
Other current assets	(5,965)	(38,005)
Increase (decrease) in:
Accounts payable	(30,574)	10,427
Accrued warranties	664	(2,674)
Accrued other liabilities	(15,171)	21,660
Income taxes payable	1,607	2,660
Other operating activities	(7,959)	(18,125)

Net cash used in operating activities	(102,400)	(102,181)
Cash flows from investing activities:
Purchases of short-term investments	(41,165)	(66,938)
Maturities of short-term investments	177,089	92,700
Acquisitions, net of cash received	0	(70,535)
Proceeds from asset dispositions	3,665	5
Capital expenditures	(18,960)	(23,482)
Other items, net	126	(12)

Net cash provided by (used in) investing activities	120,755	(68,262)
Cash flows from financing activities:
Net decrease in short-term borrowings	(13)	(1,343)
Cash dividends to shareholders	(10,079)	(5,245)
Repurchase of common stock	(4,809)	0
Share-based payment arrangements	6,454	(1,287)
Other items, net	(2,305)	(3,394)

Net cash used in financing activities	(10,752)	(11,269)

Effect of exchange rate changes on cash	8,976	(23,762)

Net increase (decrease) in cash and cash equivalents	16,579	(205,474)
Cash and cash equivalents at beginning of period	617,356	603,892

Cash and cash equivalents at end of period	$633,935	$398,418

Supplemental disclosure of cash flow information:
Interest received, net	$(60)	$(6)
Income taxes paid	$3,932	$8,040
Non-cash investing activities:
Accrued and contingent acquisition-related liabilities	$0	$28,123

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

Our unaudited, condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (our “2012 Annual Report”) and do not include all information and footnote disclosures included in our audited financial statements. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly, in all material respects, the consolidated financial condition, results of operations and cash flows for the periods presented. Operating results for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2013 due to seasonal, economic and other factors. Where necessary, information for prior periods has been reclassified to conform to the consolidated financial statement presentation in the current fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in our 2012 Annual Report.

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

Note 2 – New Accounting Standards

Recently Adopted Accounting Standards

Comprehensive Income: In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). The new guidance requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both cases, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. If presented in a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. If presented in the two-statement approach, the first statement, which is the statement of net income, should present components of net income and total net income followed consecutively by a second statement, which is the statement of other comprehensive income, that should present the components of other comprehensive income, total other comprehensive income and a total amount for comprehensive income. Regardless of the method used, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 temporarily deferred the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The guidance in ASU 2011-05, as amended, is effective retrospectively for fiscal years, and interim periods within those fiscal years beginning after December 15, 2011. We adopted the provisions of this new guidance on July 1, 2012. The adoption of the new provisions did not have a material impact on our financial condition or results of operations.

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

Note 3 – Allowance for Doubtful Accounts

We reserve an estimated amount for accounts receivable that may not be collected. Methodologies for estimating the allowance for doubtful accounts are based primarily on specific identification of uncollectible accounts. Historical collection rates and customer credit worthiness are considered in determining specific reserves. At September 30, 2012 and June 30, 2012, we had $5.2 million and $6.0 million, respectively, reserved for possible uncollectible accounts receivable.

Note 4 – Inventories

Inventories, net consist of the following:

	September 30, 2012	June 30, 2012
Finished goods	$191,705	$161,124
Work in process	74,296	69,577
Raw materials	246,566	196,896

Inventories	$512,567	$427,597

At September 30, 2012 and June 30, 2012, our inventory reserves were $57.4 million and $61.9 million, respectively.

Note 5 – Property, Plant and Equipment, net

Property, plant and equipment, net consist of the following:

	Estimated Useful Lives (in Years)	September 30, 2012	June 30, 2012
Land		$7,424	$8,046
Buildings and improvements	1-50	247,128	254,563
Machinery and equipment	3-20	1,030,279	1,002,539
Furniture and fixtures	3-10	26,320	29,423

Property, plant and equipment, gross		1,311,151	1,294,571
Less accumulated depreciation and amortization		(885,310)	(864,337)

Property, plant and equipment, net		$425,841	$430,234

Depreciation expense for the three months ended September 30, 2012 and 2011 was $26.5 million and $28.6 million, respectively.

Note 6 – Accrued Warranties

Details of our accrued warranties are as follows:

	Three Months Ended September 30,
	2012	2011
Accrued warranties, June 30	$97,289	$122,396
Warranty expense	13,200	13,583
Warranty payments (cash or in-kind)	(12,247)	(7,349)
Other(1)	1,211	(8,908)

Accrued warranties, September 30	$99,453	$119,722

(1)	Other primarily represents foreign currency translation.

Note 7 – Earnings Per Share

We apply the two-class method when computing earnings per share, which requires that net income per share for each class of shares entitled to dividends be calculated assuming all of our net income is distributed as dividends to these shareholders based on their contractual rights.

The following table presents the calculation of basic and diluted earnings per share of common stock outstanding:

	Three Months Ended September 30,
	2012		2011
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted Earnings per Share:
Net income	$54,555	$54,555	$48,367	$48,367

Denominator for Basic and Diluted Earnings per Share:
Weighted average shares outstanding	68,682	68,682	71,283	71,283
Employee stock options	0	789	0	599

Total weighted average shares outstanding	68,682	69,471	71,283	71,882

Earnings per Share:
Earnings per share	$0.79	$0.79	$0.68	$0.67

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities, as defined under GAAP, and are included in the computation of earnings per share pursuant to the two-class method.

Certain options were outstanding and not included in the computation of diluted net earnings per share because the assumed exercise of these options would have been antidilutive. Options to purchase 1,535,060 and 1,438,471 shares of our common stock at September 30, 2012 and 2011, respectively, were outstanding and excluded from the computation of diluted earnings per share because they would have been antidilutive. In addition 189,541 and 3,969 of restricted shares and restricted stock units at September 30, 2012 and 2011, respectively, were outstanding and excluded from the computation of diluted earnings per share as they also would have been antidilutive.

The conversion terms of our $400 million of 1.25 percent convertible senior notes due October 2012 (the “Convertible Senior Notes”) will affect the calculation of diluted earnings per share if the price of our common stock exceeds the conversion price of the Convertible Senior Notes. The initial conversion price of the Convertible Senior Notes was approximately $104 per share, subject to adjustment in specified circumstances as described in the indenture governing the Convertible Senior Notes, as amended (the “Indenture”). Upon conversion, a holder of the Convertible Senior Notes will receive an amount per Convertible Senior Note in cash equal to the lesser of $1,000 or the conversion value of the Convertible Senior Notes, determined in the manner set forth in the Indenture. If the conversion value exceeds $1,000, we will deliver $1,000 in cash and at our option, cash or common stock or a combination of cash and common stock for the conversion price in excess of $1,000. The conversion option is indexed to our common stock and therefore is classified as equity. The conversion option will not result in an adjustment to net income in calculating diluted earnings per share. The dilutive effect of the conversion option will be calculated using the treasury stock method. Therefore, conversion settlement shares will be included in diluted shares outstanding if the price of our common stock exceeds the conversion price of the Convertible Senior Notes. Refer to Note 9 – Debt for more information.

Note 8 – Goodwill

During the three months ended September 30, 2012, we did not record any new goodwill. During the three months ended September 30, 2011, we recorded $79.8 million of new goodwill in our Lifestyle segment associated with the acquisition of Harman Embedded Audio, LLC (formerly known as MWM Acoustics LLC) and certain related entities (“MWM Acoustics”). Refer to Note 22 – Acquisition for more information.

We did not recognize any impairment charges in our Condensed Consolidated Statements of Income in the three months ended September 30, 2012 and 2011.

Note 9 – Debt

Short Term Borrowings

At September 30, 2012 and June 30, 2012, we had $0.2 million of short-term borrowings outstanding in each period. At September 30, 2012 and June 30, 2012, we maintained lines of credit of $27.3 million and $17.8 million in the aggregate, respectively, in Hungary, China, the U.S., Austria and Brazil.

We classify our debt based on the contractual maturity dates of the underlying debt instruments. We defer costs associated with debt issuance over the applicable term of the debt. These costs are amortized to Interest expense, net in our Condensed Consolidated Statements of Income.

Revolving Credit Facility

On December 1, 2010, Harman and Harman Holding GmbH & Co., KG, our wholly-owned subsidiary (“Harman KG”), entered into a Multi-Currency Credit Agreement with a group of banks, as amended on December 15, 2011 and July 2, 2012 (the “Credit Agreement”). At September 30, 2012 and June 30, 2012, we had no borrowings under the Credit Agreement and had outstanding letters of credit of $8.7 million in both periods. At September 30, 2012 and June 30, 2012, unused available credit under the Credit Agreement was $541.3 million in both periods. If we do not meet the forecast in our budgets, we could violate our debt covenants and, absent a waiver from our lenders or an amendment to the Credit Agreement, we could be in default under the Credit Agreement. As a result, our debt under the Credit Agreement could become due, which would have a material adverse effect on our financial condition and results of operations. A default under the Credit Agreement could also lead to an event of default under the Indenture, governing the Convertible Senior Notes, and the acceleration of the Convertible Senior Notes. As of September 30, 2012, we were in compliance with all the financial covenants of the Credit Agreement. Debt issuance costs of $7.0 million were recorded in connection with this transaction and are included in Other assets in our Condensed Consolidated Balance Sheets and are also being amortized to Interest expense, net in our Condensed Consolidated Statements of Income over the expected remaining term of the Credit Agreement.

Effective July 2, 2012, we and Harman KG, entered into the Second Amendment to the Credit Agreement (the “Second Amendment”), with a group of banks. The Second Amendment amended the Credit Agreement by, among other things: (a) allowing us and our subsidiaries to enter into certain internal legal entity restructuring transactions subject in certain circumstances to various conditions, (b) in connection with such internal legal entity restructuring transactions, providing for the release of certain security interests created by the Guarantee and Collateral Agreement, and (c) making certain other amendments to facilitate the foregoing.

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

The term of the Guarantee and Collateral Agreement corresponds with the term of the Credit Agreement, which matures on December 1, 2015. Under the terms of the Guarantee and Collateral Agreement, we effectively guaranteed the payment of the full amount of borrowings under the Credit Agreement, including outstanding letters of credit, upon maturity. The potential amount of future payments that we would be required to pay under the Guarantee and Collateral Agreement is the amount that we have borrowed under the Credit Agreement, including outstanding letters of credit. At September 30, 2012, we had no borrowings under the Credit Agreement and had outstanding letters of credit of $8.7 million.

Convertible Senior Notes

We had $400 million of Convertible Senior Notes outstanding at September 30, 2012 and June 30, 2012 which were issued on October 23, 2007 (the “Issuance Date”) and are due on October 15, 2012. The Convertible Senior Notes were issued at par and we pay interest at a rate of 1.25 percent per annum on a semiannual basis. The initial conversion rate on the Convertible Senior Notes is 9.6154 shares of our common stock per $1,000 principal amount of the Convertible Senior Notes (which is equal to an initial conversion price of approximately $104 per share). The conversion rate is subject to adjustment in specified circumstances described in the Indenture.

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

The principal amounts, unamortized discount and net carrying amounts of the liability components and the equity components for the Convertible Senior Notes as of September 30, 2012 and June 30, 2012 are as follows:

	Principal Balance	Unamortized Discount	Net Carrying Amount	Equity Component
September 30, 2012	$400,000	$(700)	$399,300	$48,323
June 30, 2012	$400,000	$(4,991)	$395,009	$48,323

At September 30, 2012 and June 30, 2012, the Convertible Senior Notes are classified as a current liability as Current portion of long-term debt in our Condensed Consolidated Balance Sheets as they are due on October 15, 2012, which is in less than one year. At September 30, 2012, the unamortized discount is recognized as a reduction in the carrying value of the Convertible Senior Notes in the Condensed Consolidated Balance Sheets and is being amortized to Interest expense, net in our Condensed Consolidated Statements of Income over the expected remaining term of the Convertible Senior Notes of less than one month as of September 30, 2012.

Debt issuance costs of $4.8 million were recorded in connection with this transaction and are included in Other assets in our Condensed Consolidated Balance Sheets and are also being amortized to Interest expense, net in our Condensed Consolidated Statements of Income over the expected remaining term of the Convertible Senior Notes. The unamortized balance of debt issuance costs at September 30, 2012 and June 30, 2012 was $0.1 million and $0.3 million, respectively.

Total interest expense related to the Convertible Senior Notes for the three months ended September 30, 2012 and 2011, includes $1.3 million in both periods for contractual cash interest expense, and an additional $4.3 million and $4.2 million of noncash interest expense, respectively, related to the amortization of the discount and $0.2 million in both periods related to the amortization of debt issuance costs. At September 30, 2012, we were in compliance with all covenants under the Indenture, as amended. Refer to Note 23 – Subsequent Events for more information.

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

On October 21, 2011, we entered into an Amendment to the Registration Rights Agreement with the holders of the Convertible Senior Notes, which provides for the postponement of our obligation to file a new registration statement covering the Convertible Senior Notes until such time as one of the holders of the Convertible Senior Notes demands that we file a registration statement. Upon the receipt of such a demand, we will have seven business days to file a registration statement with the SEC covering the Convertible Senior Notes. As of September 30, 2012, the holders of the Convertible Senior Notes have not demanded that a registration statement be filed. We do not believe it is probable that we will fail to comply with the Registration Rights Agreement, therefore no liability for additional interest has been recorded.

Note 10 – Income Taxes

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income. Income tax expense for the three months ended September 30, 2012 and 2011 was $17.2 million and $14.9 million, respectively. The effective tax rate for the three months ended September 30, 2012 and 2011 was 24.0 percent, and 23.5 percent, respectively. The change in the effective tax rate for the three months ended September 30, 2012 compared to same period in the prior year, was primarily due to higher income in the United States that is subject to a tax rate greater than our key foreign jurisdictions.

During the three months ended September 30, 2012 we recorded tax reserves and interest on uncertain tax positions in the amount of $0.9 million and $0.1 million, respectively, all of which would affect the tax rate if recognized.

Note 11 – Shareholders’ Equity

Preferred Stock

As of September 30, 2012 and June 30, 2012, we had no shares of preferred stock outstanding. We are authorized to issue 5 million shares of preferred stock, $0.01 par value.

Common Stock

We have 200 million authorized shares of common stock, $0.01 par value. At September 30, 2012 and June 30, 2012, we had 96,789,278 and 96,132,542 shares issued; 28,976,192 and 28,846,226 shares in treasury stock and 67,813,086 and 67,286,316 shares outstanding (net of treasury stock), respectively.

Share Buy-Back Program

On October 26, 2011, we announced that our Board of Directors authorized the repurchase of up to $200 million of our common stock. This buyback program allows us to purchase shares of our common stock in accordance with applicable securities laws on the open market, or through privately negotiated transactions, through October 25, 2012. We will determine the timing and the amount of any repurchases based on an evaluation of market conditions, share price and other factors. We entered into an agreement with an external broker, which provides the structure under which the program may be facilitated which expires on October 25, 2012. This agreement and the buyback program may be suspended or discontinued at any time. During the three months ended September 30, 2012, we repurchased 129,966 shares at a cost of $4.8 million under the buyback program for a total of 3,376,375 shares and a cost of $128.8 million cumulatively, under the buyback program.

Changes in Equity:

The following is a summary of the changes in Accumulated Other Comprehensive Income (“AOCI”) and changes in equity for the three months ended September 30, 2012 and 2011:

	Preferred Stock	Common Stock	Additional Paid-in Capital	AOCI	Retained Earnings	Treasury Stock	Total Equity
Balance at June 30, 2012	$0	$961	$943,971	$29,709	$1,726,486	$(1,171,516)	$1,529,611
Net income	0	0	0	0	54,555	0	54,555
Comprehensive loss, net	0	0	0	(3,449)	0	0	(3,449)
Treasury stock repurchases	0	0	0	0	0	(4,809)	(4,809)
Exercise of stock options, net of shares received	0	7	4,126	0	0	0	4,133
Share-based compensation, net of tax	0	0	4,852	0	0	0	4,852
Dividends ($0.60 per share)	0	0	0	0	(10,443)	0	(10,443)

Balance at September 30, 2012	$0	$968	$952,949	$26,260	$1,770,598	$(1,176,325)	$1,574,450

	Preferred Stock	Common Stock	Additional Paid-in Capital	AOCI	Retained Earnings	Treasury Stock	Total Equity
Balance at June 30, 2011	$0	$956	$915,433	$136,733	$1,418,106	$(1,047,570)	$1,423,658
Net income	0	0	0	0	48,367	0	48,367
Comprehensive income (loss), net	0	0	0	(50,803)		0	(50,803)
Exercise of stock options, net of shares received	0	1	(1,288)	0	0	0	(1,287)
Share-based compensation, net of tax	0	0	2,525	0	0	0	2,525
Dividends ($0.30 per share)	0	0	0	0	(5,245)	0	(5,245)

Balance at September 30, 2011	$0	$957	$916,670	$85,930	$1,461,228	$(1,047,570)	$1,417,215

At September 30, 2012 and June 30, 2012, AOCI consisted of the following:

Income/(Loss):	September 30, 2012	June 30, 2012
Cumulative translation adjustment	$55,100	$45,894
Pension liability adjustment	(37,164)	(38,447)
Unrealized gain on hedging derivatives	12,249	26,296
Unrealized loss on available-for-sale securities	(3,925)	(4,034)

Total AOCI	$26,260	$29,709

We have approximately $1.9 million and $1.8 million of investments at September 30, 2012 and June 30, 2012, respectively, included in Other current assets in our Condensed Consolidated Balance Sheets that have been classified as available-for-sale securities. These securities are recorded at fair value with realized gains and losses recorded in income and unrealized gains and losses recorded in AOCI, net of taxes.

Note 12 – Share-Based Compensation

On December 7, 2011 (the “Effective Date”), our shareholders approved the 2012 Stock Option and Incentive Plan (the “2012 Plan”), which is effective through December 7, 2021. As of the Effective Date, no further grants may be granted under our former plan, the Amended and Restated 2002 Stock Option and Incentive Plan, as amended (the “2002 Plan” and together with the 2012 Plan, the “Plans”). There are 4,400,000 shares available for grant under the 2012 Plan. The 2012 Plan provides for two types of awards: (1) a full value grant, as defined in the 2012 Plan, under which one award shall reduce the shares available for grant under the 2012 Plan by 1.71 shares, and (2) an option or stock appreciation right grant, under which one award shall reduce the shares available for grant under the 2012 Plan by one share. During the three months ended September 30, 2012, 458,675 options to purchase shares of our common stock, 526,817 restricted stock units and 6,803 stock appreciation rights were granted under the 2012 Plan. As of September 30, 2012, there were 3,249,102 shares available for grant under the 2012 Plan.

Prior to the Effective Date, we had one share-based compensation plan with shares available for future grants, the 2002 Plan. On December 8, 2010, we amended the 2002 Plan to increase the number of shares available under the 2002 Plan for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units by 1,100,000 to an aggregate amount not to exceed 7,860,000 shares of our common stock. During the three months ended September 30, 2012, there were no options to purchase shares of our common stock or restricted stock units granted under the 2002 Plan. During the three months ended September 30, 2011, options to purchase 445,967 shares of our common stock and 618,919 restricted stock units were granted under the 2002 Plan.

Share-based compensation expense, net was $4.9 million and $2.5 million for the three months ended September 30, 2012 and 2011, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for share-based compensation arrangements was $1.3 million and $0.7 million for the three months ended September 30, 2012 and 2011, respectively.

Fair Value Determination

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions noted in the following table.

	Three Months Ended September 30,
	2012	2011
Expected volatility	43.9% - 59.3%	48.7% - 65.7%
Weighted-average volatility	50.2%	59.5%
Expected annual dividend	$0.60	$0.30
Expected term (in years)	2.32 – 4.32	1.70 - 3.82
Risk-free rate	0.3% - 0.5%	0.2% - 0.7%

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

Stock Option Activity

A summary of option activity under the Plans as of September 30, 2012 and changes during the three months ended September 30, 2012 is presented below:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2012	2,410,718	54.71	6.42	$9,359
Granted	458,675	47.47
Exercised	(382,142)	32.82
Forfeited or expired	(35,586)	41.11

Outstanding at September 30, 2012	2,451,665	57.04	6.84	$12,825

Exercisable at September 30, 2012	1,385,404	68.24	5.19	$6,945

The weighted-average grant-date fair value of options granted for the three months ended September 30, 2012 and 2011 was $16.89 and $13.18, respectively. The total intrinsic value of options exercised for the three months ended September 30, 2012 and 2011 was $5.5 million and $0.1 million, respectively.

Modification of Certain Stock Option Awards

Prior to fiscal year 2011, certain of the award agreements under the 2002 Plan stated that vested options not exercised were forfeited upon termination of employment for any reason other than death or disability. However, such award agreements provided that the Compensation and Option Committee of our Board of Directors (the “Compensation and Option Committee”) could extend the time period to exercise vested options 90 days beyond the employment termination date for certain employees. During the three months ended September 30, 2012 and 2011, the Compensation and Option Committee used this authority. This action represented a modification of the terms or conditions of an equity award and therefore was accounted for as an exchange of the original award for a new award. Incremental share-based compensation cost for the excess of the fair value of the new award over the fair value of the original award was immaterial.

Restricted Stock Awards

A summary of the status of our nonvested restricted stock as of September 30, 2012 and changes during the three months ended September 30, 2012, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at June 30, 2012	3,000	$116.65
Vested	(3,000)	116.65

Nonvested at September 30, 2012	0	$0.00

As of September 30, 2012, there was no unrecognized compensation cost related to nonvested restricted stock-based compensation arrangements granted under the 2002 Plan and no weighted average recognition period. At September 30, 2012, no shares of restricted stock were outstanding which were granted outside of the 2002 Plan.

Restricted Stock Units

In the three months ended September 30, 2012, we granted 97,733 restricted stock units with earnings per share (“EPS”) performance conditions, 97,733 restricted stock units with return on invested capital (“ROIC”) performance conditions and 97,733 restricted stock units with market conditions, under the 2012 Plan. The restricted stock units with EPS performance conditions cliff vest three years from the date of grant based on the achievement of certain cumulative EPS levels from fiscal years 2013 through 2015. The restricted stock units with ROIC conditions cliff vest three years from the date of grant based on the achievement of a certain average ROIC level over fiscal years 2013 through 2015. The restricted stock units with market conditions cliff vest three years from the date of grant based on a comparison of our total shareholder return (“TSR”) to the TSR of a selected peer group of publicly listed multinational companies. The grant date fair value of the restricted stock units with market conditions of $3.7 million was calculated using a Monte Carlo simulation model. Compensation expense, for both the restricted stock units with performance conditions and the restricted stock units with market conditions, is recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the applicable targets will be met, which is reassessed each reporting period.

In the three months ended September 30, 2011, we granted 118,546 restricted stock units with EPS performance conditions, 118,546 restricted stock units with ROIC performance conditions and 118,546 restricted stock units with market conditions, under the 2002 Plan. The restricted stock units with EPS performance conditions cliff vest three years from the date of grant based on the achievement of certain cumulative EPS levels from fiscal years 2012 through 2014. The restricted stock units with ROIC conditions cliff vest three years from the date of grant based on the achievement of a certain ROIC level in fiscal year 2014. The restricted stock units with market conditions cliff vest three years from the date of grant based on a comparison of our TSR to the TSR of a selected peer group of publicly listed multinational companies. The grant date fair value of the restricted stock units with market conditions of $3.3 million was calculated using a Monte Carlo simulation model. Compensation expense, for both the restricted stock units with performance conditions and the restricted stock units with market conditions, is recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the applicable targets will be met, which is reassessed each reporting period.

In the three months ended September 30, 2012 and 2011, we also granted 232,749 and 263,281 time vested restricted stock units, without performance or market conditions, respectively, under the Plans that vest three years from the date of grant.

In September 2012 and June 2012, we granted 869 and 1,150 cash-settled restricted stock units, respectively, under the 2012 Plan. These restricted stock units are accounted for as liability awards and are recorded at the fair value at the end of the reporting period in accordance with their vesting schedules. During the three months ended September 30, 2012, none of these restricted stock units were settled. At September 30, 2012 and June 30, 2012, 2,019 and 1,150 cash-settled restricted stock units were outstanding, respectively.

In January and September 2008, we granted 34,608 and 28,344 cash-settled restricted stock units, respectively, outside the 2002 Plan. These restricted stock units are accounted for as liability awards and are recorded at the fair value at the end of the reporting period in accordance with their vesting schedules. During the three months ended September 30, 2012 and 2011, 1,608 of these restricted stock units were settled in each period, at a cost of $0.1 million in each period. At September 30 2012, and June 30, 2012, 0 and 1,608 cash-settled restricted stock units were outstanding, respectively.

A summary of equity classified restricted stock unit activity as of September 30, 2012 and changes during the three months ended September 30, 2012 is presented below:

Shares
Nonvested at June 30, 2012	1,939,364
Granted	525,948
Vested	(404,503)
Forfeited	(211,847)

Nonvested at September 30, 2012	1,848,962

At September 30, 2012, the aggregate intrinsic value of equity classified restricted stock units was $85.3 million and there was $40.4 million of total unrecognized compensation cost related to restricted stock unit compensation arrangements. The weighted average recognition period was 1.9 years.

Stock Appreciation Rights

In the three months ended September 30, 2012, we granted 6,803 cash-settled stock appreciation rights under the 2012 Plan. These stock appreciation rights are accounted for as liability awards and are recorded at the fair value at the end of the reporting period in accordance with their vesting schedules. The fair value is calculated using the Black-Scholes option valuation model using assumptions consistent with our stock options. During the three months ended September 30, 2012, 2,544 of these stock appreciation rights were exercised. At September 30, 2012, 14,249 and 788 stock appreciation rights were outstanding and exercisable, respectively.

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

At September 30, 2012 and June 30, 2012, we had outstanding foreign exchange contracts, including forward and option contracts, which are summarized below:

	September 30, 2012		June 30, 2012
	Gross Notional Value	Fair Value Asset/ (Liability)(1)	Gross Notional Value	Fair Value Asset/ (Liability)(1)
Currency Hedged (Buy/Sell):
U.S. Dollar/Euro	$506,500	$17,164	$686,500	$37,962
Chinese Yuan/U.S. Dollar	42,643	10	36,040	(428)
Japanese Yen/Euro	32,096	1,670	31,280	1,695
Euro/U.S. Dollar	28,750	658	28,750	(1,056)
U.S. Dollar/Japanese Yen	1,350	(25)	1,800	2
Hungarian Forint/Euro	6,734	414	8,816	414
British Pound/U.S. Dollar	7,275	277	0	0
British Pound/Swiss Franc	4,365	54	0	0

Total	$629,713	$20,222	$793,186	$38,589

(1)	Represents the net receivable/(payable) included in our Condensed Consolidated Balance Sheets.

Cash Flow Hedges

We designate a portion of our foreign exchange contracts as cash flow hedges of foreign currency denominated purchases. As of September 30, 2012 and June 30, 2012, we had $468.0 million and $638.3 million of forward contracts maturing through June 2013. These contracts are recorded at fair value in the accompanying Condensed Consolidated Balance Sheets. The changes in fair value for these contracts on a spot to spot basis are reported in AOCI, and are reclassified to either Cost of sales or Selling, general and administrative expense (“SG&A”), depending on the nature of the underlying asset or liability that is being hedged, in our Condensed Consolidated Statements of Income, in the period or periods during which the underlying transaction occurs. If it becomes apparent that an underlying forecasted transaction will not occur, the amount recorded in AOCI related to the hedge is reclassified to Foreign exchange losses, net in our Condensed Consolidated Statements of Income in the then-current period. Amounts relating to such reclassifications were immaterial in the three months ended September 30, 2012 and 2011.

Changes in the fair value of the derivatives are highly effective in offsetting changes in the cash flows of the hedged items because the amounts and the maturities of the derivatives approximate those of the forecasted exposures. Any ineffective portion of the derivative is recognized in the current period in our Condensed Consolidated Statements of Income, in the same line item in which the foreign currency gain or loss on the underlying hedged transaction was recorded. No amount of ineffectiveness was recognized in the Condensed Consolidated Statements of Income in the three months ended September 30, 2012 and 2011. All components of each derivative’s gain or loss, with the exception of forward points (see below), were included in the assessment of hedge ineffectiveness. At September 30, 2012 and June 30, 2012, the fair value of these contracts was a net asset of $11.5 million and $29.8 million, respectively. The amount associated with these hedges that is expected to be reclassified from AOCI to earnings within the next 12 months is a gain of $17.9 million.

We elected to exclude forward points from the effectiveness assessment. At the end of the reporting period, we calculate the excluded amount, which is the fair value relating to the change in forward points that is recorded in current earnings as Foreign exchange losses, net in our Condensed Consolidated Statements of Income. For the three months ended September 30, 2012 and 2011, we recognized a $0.6 million gain and a $3.6 million loss, respectively, related to the change in forward points.

Economic Hedges

When hedge accounting is not applied to derivative contracts, or after former cash flow hedges have been de-designated as balance sheet hedges, we recognize the gain or loss on the associated contracts directly in current period earnings in our Condensed Consolidated Statements of Income, as either Foreign exchange losses, net or Cost of sales according to the underlying exposure. As of September 30, 2012 and June 30, 2012, we had $161.7 million and $154.8 million, respectively, of forward contracts maturing through February 2013 and August 2012, respectively, in various currencies to hedge foreign currency denominated intercompany loans and other foreign currency denominated assets. At September 30, 2012 and June 30, 2012, the fair value of these contracts was an asset of $8.7 million and $8.8 million, respectively. Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans and other foreign denominated assets in other Foreign exchange losses, net.

Interest Rate Risk Management

We have one interest rate swap contract with a notional amount of $20.3 million at September 30, 2012 and June 30, 2012 in order to manage our interest rate exposure and effectively convert interest on an operating lease from a variable rate to a fixed rate. The objective of the swap is to offset changes in rent expenses caused by interest rate fluctuations. The interest rate swap contract is designated as a cash flow hedge. At the end of each reporting period, the discounted fair value of the swap contract is calculated and recorded in AOCI and reclassified to rent expense within SG&A in our Condensed Consolidated Statements of Income, in the then current period. If the hedge is determined to be ineffective, the ineffective portion will be reclassified from AOCI and recorded as rent expense within SG&A. We recognized less than $0.2 million and $0.1 million of ineffectiveness in each of the three months ended September 30, 2012 and 2011, respectively, in our Condensed Consolidated Statements of Income. All components of the derivatives were included in the assessment of the hedges’ effectiveness. The amount associated with the swap contract that is expected to be recorded as rent expense in the next 12 months is a loss of $0.6 million.

Fair Value of Derivatives

The following tables provide a summary of the fair value amounts of our derivative instruments at September 30, 2012 and June 30, 2012:

		Fair Value
	Balance Sheet Location	September 30, 2012	June 30, 2012
Derivatives Designated as Cash Flow Hedges, Gross:
Other assets:
Foreign exchange contracts	Other current assets	$13,963	$30,761

Other liabilities:
Foreign exchange contracts	Accrued liabilities	2,461	979
Interest rate swap	Accrued liabilities	890	712
Interest rate swap	Other non-current liabilities	0	285

Total liabilities		3,351	1,976

Net asset for derivatives designated as hedging instruments		10,612	28,785

Derivatives Designated as Economic Hedges, Gross:
Other assets:
Foreign exchange contracts	Other current assets	8,724	9,864
Other liabilities:
Foreign exchange contracts	Accrued liabilities	4	1,057

Net asset for economic hedges:		8,720	8,807

Total net derivative asset		$19,332	$37,592

Derivative Activity

The following tables show derivative activity for derivatives designated as cash flow hedges for the three months ended September 30, 2012 and 2011:

Derivative	Location of Derivative Gain/(Loss) Recognized in Income	Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion)		Gain/(Loss) from Amounts Excluded from Effectiveness Testing
		Three Months Ended September 30,
		2012	2011	2012	2011	2012	2011
Foreign exchange contracts	Cost of sales	$17,834	$(10,866)	$0	$0	$0	$0
Foreign exchange contracts	SG&A	(63)	0	0	0	0	0
Foreign exchange contracts racts	Foreign exchange losses, net	0	0	0	0	554	(3,648)
Interest rate swap	SG&A	(173)	(163)	(2)	(1)	0	0

Total cash flow hedges		$17,598	$(11,029)	$(2)	$(1)	$554	$(3,648)

Derivative	Gain/(Loss) Recognized in AOCI (Effective Portion)
	Three Months Ended September 30,
	2012	2011
Foreign exchange contracts	$(1,664)	$34,748
Interest rate swap	(62)	(298)

Total cash flow hedges	$(1,726)	$34,450

The following table summarizes gains and losses from our derivative instruments that are not designated as hedging instruments for the three months ended September 30, 2012 and 2011:

		Three Months Ended September 30,
Derivative	Location of Derivative Gain/(Loss)	2012	2011
Foreign exchange contracts—forwards	Cost of sales	$(1,858)	$1,247
Foreign exchange contracts—forwards	Foreign exchange losses, net	389	1,551

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

The following table provides the fair value hierarchy for assets and liabilities measured on a recurring basis:

	Fair Value at September 30, 2012			Fair Value at June 30, 2012
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets/(Liabilities):
Short-term investments	$64,656	$0	$0	$203,014	$0	$0
Available-for-sale securities	1,904	0	0	1,805	0	0
Foreign exchange contracts	0	20,222	0	0	38,589	0
Interest rate swap	0	(890)	0	0	(997)	0
Pension assets	7,216	0	0	7,011	0	0
Contingent Consideration	0	0	(22,100)	0	0	(22,100)

Net asset/(liability)	$73,776	$19,332	$(22,100)	$211,830	$37,592	$(22,100)

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

Interest Rate Swap: We use an interest rate swap to hedge market risk relating to possible adverse changes in interest rates. We have elected to use the income approach to value our interest rate swap contract, which uses observable Level 2 inputs at the measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted). Level 2 inputs for the swap contract valuation are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR, for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates) at commonly quoted intervals, and credit risk. These key inputs, including the LIBOR cash rates for very short-term, futures rates for up to two years, and LIBOR swap rates beyond the derivative maturity are used to construct the swap yield curve and discount the future cash flows to present value at the measurement date. As the interest rate swap contract is a derivative asset, a credit default swap basis available at commonly quoted intervals has been collected from Bloomberg and applied to all cash flows. If the interest rate swap contract was determined to be a derivative liability, we would be required to reflect potential credit risk to lenders using a borrowing rate specific to our company. See Note 13 – Derivatives, for more information regarding our derivative financial instruments.

Pension Assets: Our pension assets have been valued using Level 1 inputs as quoted prices in an active market exist for these assets. Refer to Note 16 – Retirement Benefits for more information.

Contingent Consideration: We use a probability-weighted discounted cash flow approach (a form of the income approach) in determining the fair value of the contingent consideration related to the acquisition of MWM Acoustics. The principal inputs to the approach include our expectations of the specific business’ earnings before income taxes (“EBIT”) in fiscal 2014 and a discount rate of 12.6 percent, that begins with our weighted average cost of capital related to this project of 19.0 percent and adjusts for the risks associated with the underlying EBIT outcome, the functional form of the payout and our credit risk associated with making the payment. Given the use of significant inputs that are not observable in the market, the contingent liability is classified within Level 3 of the fair value hierarchy. Refer to Note 22 – Acquisition for more information on the contingent liability.

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

The following table provides the carrying value for assets and liabilities measured on a non-recurring basis, all of which are measured under level 3 of the fair value hierarchy, and the losses recorded during the periods presented:

			Total Losses for the Three Months Ended September 30,
Description of Assets	September 30, 2012	June 30, 2012	2012	2011
Goodwill	$180,533	$180,811	$0	$0
Long-lived assets	452,225	459,112	0	0

Total	$632,758	$639,923	$0	$0

The following describes the valuation methodologies we use to measure financial and non-financial instruments accounted for at fair value on a non-recurring basis.

Goodwill: Goodwill is evaluated for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Refer to Note 8 – Goodwill in our 2012 Annual Report for more information.

Long-lived Assets: Long-lived assets include Property, plant and equipment, net and intangible assets, and are valued using the best information available, including quoted market prices or market prices for similar assets when available or internal cash flow estimates discounted at an appropriate interest rate or independent appraisals, as appropriate. For real estate, cash flow estimates are based on current market estimates that reflect current and projected lease profiles and available industry information about expected trends in rental, occupancy and capitalization rates.

Note 15 – Restructuring Program

Our restructuring program that is designed to improve our global footprint, cost structure, technology portfolio, human resources and internal processes continues.

For the three months ended September 30, 2012 and 2011, we continued to refine and expand on activities launched in prior years. No significant new programs were launched during these periods.

A summary and components of our restructuring initiatives are presented below and include accruals for new programs as well as revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Severance Related Costs	Third Party Contractor Termination Costs	Facility Closure and Other Related Costs	Asset Impairments (1)	Total
Liability, June 30, 2012	$19,938	$17	$10,839	$0	$30,794
Expense (2)	(30)	0	244	40	254
Accumulated depreciation offset	0	0	0	(40)	(40)
Payments	(2,671)	0	(1,137)	0	(3,808)
Foreign currency translation	304	0	0	0	304

Liability, September 30, 2012	$17,541	$17	$9,946	$0	$27,504

Liability, June 30, 2011	$31,762	$0	$7,860	$0	$39,622
Expense (2)	220	280	437	1,078	2,015
Accumulated depreciation offset	0	0	0	(1,078)	(1,078)
Payments	(1,652)	(255)	(1,134)	0	(3,041)
Foreign currency translation	(1,617)	0	0	0	(1,617)

Liability, September 30, 2011	$28,713	$25	$7,163	$0	$35,901

(1)

Credits related to restructuring charges for accelerated depreciation and inventory provisions are recorded against the related assets in Property, plant and equipment, net or Inventories in our Condensed Consolidated Balance Sheets and do not impact the restructuring liability.

(2)

Restructuring expenses noted above are primarily in SG&A in our Condensed Consolidated Statements of Income. Asset impairments which consist of accelerated depreciation and inventory provisions are primarily in Cost of sales in our Condensed Consolidated Statements of Income.

Restructuring liabilities are recorded in Accrued liabilities and Other non-current liabilities in our Condensed Consolidated Balance Sheets.

Restructuring expenses by reporting business segment are presented below:

	Three Months Ended September 30,
	2012	2011
Infotainment	$270	$507
Lifestyle	(107)	150
Professional	51	280
Other	0	0

Total	214	937
Asset impairments	40	1,078

Total	$254	$2,015

Note 16 – Retirement Benefits

Plan Descriptions

Retirement savings plan

We provide a Retirement Savings Plan (the “Savings Plan”) for certain employees in the United States. Under the Savings Plan, employees may contribute up to 50 percent of their pretax compensation subject to certain limitations. Each business unit will make a safe harbor non-elective contribution in an amount equal to three percent of a participant’s eligible contribution. Each business unit may also make a matching contribution of up to three percent (50 percent on the first six percent of an employee’s tax-deferred contribution). Matching contributions vest at a rate of 25 percent for each year of service with the employer, beginning with the second year of service.

Pension benefits

We provide defined pension benefits to certain eligible employees. The measurement date used for determining pension benefits is the last day of our fiscal year, June 30th. We have certain business units in Europe and Asia that maintain defined benefit pension plans for many of our current and former employees. The coverage provided and the extent to which the retirees’ share in the cost of the program vary by business unit. Generally, plan benefits are based on age, years of service and average compensation during the final years of service. In the United States, we have a Supplemental Executive Retirement Plan (the “SERP”) that provides retirement, death and termination benefits, as defined in the SERP, to certain key executives designated by our Board of Directors. The majority of our defined benefit plans do not have contractual or statutory provisions which specify minimum funding requirements. We are in compliance with all existing contractual obligations and statutory provisions.

The following table presents the components of net periodic benefit cost for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012	2011
Service cost	$530	$415
Interest cost	1,749	2,025
Expected return on plan assets	(72)	(61)
Amortization of prior service cost	293	352
Amortization of net loss	967	448

Net periodic benefit cost	$3,467	$3,179

During the three months ended September 30, 2012 and 2011, we made contributions of $2.4 million and $2.1 million, respectively, to the defined benefit pension plans which were paid to participants. We expect to make approximately $6.7 million in contributions for the remainder of the fiscal year ending June 30, 2013.

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

The following table reports Net sales and Operating income (loss) by each reporting segment for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012	2011
Net sales:
Infotainment	$560,524	$603,258
Lifestyle	291,698	299,839
Professional	143,679	147,506
Other	2,292	0

Total	$998,193	$1,050,603

Operating income (loss):
Infotainment	$44,674	$47,096
Lifestyle(1)	37,259	29,321
Professional(1)	19,771	16,020
Other	(22,613)	(18,259)

Total	$79,091	$74,178

(1)

Operating income (loss) for the three months ended September 30, 2011 has been revised to reflect a change in the measurement of segment operating profit due to a change in the allocation of intercompany royalties between the Lifestyle and Professional segments.

Note 18 – Significant Customers

Presented below are the percentages of net sales to, and net accounts receivables due from, customers who represent ten percent or more of our net sales or net accounts receivable, as follows:

	Net Sales		Accounts Receivable, Net
	Three Months Ended September 30,		September 30,	June 30,
	2012	2011	2012	2012
BMW	22%	23%	19%	13%
Audi/Volkswagen	13%	14%	8%	11%
Other customers	65%	63%	73%	76%

Total	100%	100%	100%	100%

We anticipate that BMW and Audi/Volkswagen will continue to account for a significant portion of our net sales and net accounts receivable for the foreseeable future. Our customers are not obligated to any long-term purchase of our products.

Note 19 – Commitments and Contingencies

At September 30, 2012, we were subject to legal claims and litigation arising in the ordinary course of business, including the matters described below. The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

The complaint alleged that the defendants omitted to disclose material adverse facts about Harman’s financial condition and business prospects. The complaint contended that had these facts not been concealed at the time the merger agreement with Kohlberg Kravis Roberts & Co. (“KKR”) and Goldman Sachs Capital Partners (“GSCP”) was entered into, there would not have been a merger agreement, or it would have been at a much lower price, and the price of our common stock therefore would not have been artificially inflated during the Class Period. The Kim Plaintiff alleged that, following the reports that the proposed merger was not going to be completed, the price of our common stock declined, causing the plaintiff class significant losses.

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

On July 3, 2008, defendants moved to dismiss the Consolidated Complaint in its entirety. Lead Plaintiff opposed the defendants’ motion to dismiss on September 2, 2008, and defendants filed a reply in further support of their motion to dismiss on October 2, 2008. The motion is now fully briefed. As of September 30, 2012, the case remained open with no new developments.

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

Defendants moved to dismiss the complaint in its entirety on August 5, 2008. The Russell Plaintiff opposed the defendants’ motion to dismiss on September 19, 2008, and defendants filed a reply in further support of their motion to dismiss on October 20, 2008. The motion is now fully briefed. As of September 30, 2012, the case remained open with no new developments.

Infotainment Supply Arrangements

We have arrangements with our infotainment customers to provide products that meet predetermined technical specifications and delivery dates. In the event that we do not satisfy the performance obligations under these arrangements, we may be required to indemnify the customer. We accrue for any loss that we expect to incur under these arrangements when that loss is probable and can be reasonably estimated. For the three months ended September 30, 2012, we incurred no costs relating to delayed delivery of product to an infotainment customer. For the three months ended September 30, 2011, we incurred $4.6 million of costs relating to delayed delivery of product to an infotainment customer. An inability to meet performance obligations on infotainment platforms to be delivered in future periods could adversely affect our results of operations, cash flows and financial condition.

Note 20 – Related Party Transactions

From time to time, we enter into transactions with related parties. In December 2009, we entered into a three-year agreement for engineering and software development services with Neusoft Corporation (“Neusoft”), a Shanghai exchange listed technology solutions provider. A member of our Board of Directors is the Chairman and CEO of Neusoft. On April 20, 2010, our subsidiary, innovative Systems GmbH (“IS”) entered into an asset purchase and business transfer agreement (the “Asset Purchase Agreement”) with Neusoft Technology Solutions GmbH (“Neusoft Technology”), which is a subsidiary of Neusoft for the sale of certain tangible assets located at IS’s facility in Hamburg, Germany. This transaction closed on June 1, 2010. As part of the Asset Purchase Agreement, IS and Neusoft Technology entered into a five-year agreement for engineering and software development services related to IS’s vehicle navigation business (the “Services Agreement”). Under the terms of the Asset Purchase Agreement, IS transferred at closing certain tangible assets and employment relationships to Neusoft Technology and received consideration of €6 million. Our subsidiary, Harman Becker Automotive Systems GmbH and Neusoft Europe AG, a subsidiary of Neusoft, are guarantors under the terms of the Asset Purchase Agreement and the Services Agreement. In the three months ended September 30, 2012, we entered into a contract with Neusoft to develop certain software to be integrated into certain infotainment platforms for a customer. As of September 30, 2012, we have paid Neusoft approximately $3.0 million (€2.3 million) which we have classified as a Current asset in our Condensed Consolidated Balance Sheet. Upon acceptance of the purchased software the asset will be reclassified as capitalized software and will be amortized over the future revenue stream of the products to which it relates. During the three months ended September 30, 2012 and 2011, we incurred total expenses of $6.9 million and $7.6 million, respectively, for engineering and software development services with Neusoft Technology and Neusoft.

Note 21 – Sale of Intellectual Property

Effective February 15, 2011, we entered into an agreement with a third party pursuant to which we monetized certain intellectual property rights. No income was recognized in connection with this transaction in the three months ended September 30, 2012. Income of $0.3 million was recognized in connection with this transaction, which is included in the Condensed Consolidated Statement of Income for the three months ended September 30, 2011, under the caption Sale of intellectual property.

Note 22 – Acquisition

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

Goodwill and intangibles were recorded in connection with the acquisition based on third-party valuations and management’s estimates for those acquired intangible assets. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Of the $79.8 million of goodwill recognized, approximately $35.6 million is deductible for tax purposes. Intangible assets included customer relationships of $19.2 million with an approximate useful life of 10 years and technology of $1.4 million with an approximate useful life of four years. Expenses of $0.9 million were recognized in connection with this acquisition and are included in SG&A in our Consolidated Statements of Income for the fiscal year ended June 30, 2012. The operating results of MWM Acoustics, are included in our Lifestyle segment. Pro-forma financial information has not been presented as the MWM Acquisition is not material to our results of operations.

Note 23 – Subsequent Events

Dividend Declaration

On November 2, 2012, we declared a cash dividend of $0.15 per share for the quarter ended September 30, 2012. The quarterly dividend will be paid on November 28, 2012 to each stockholder of record as of the close of business on November 12, 2012.

New Debt

On October 10, 2012, we and Harman KG, entered into a Multi-Currency Credit Agreement (the “New Credit Agreement”) with a group of banks. The New Credit Agreement provides for (i) a five-year unsecured multi-currency revolving credit facility (the “New Revolving Credit Facility”) in the amount of $750 million (the “Aggregate Revolving Commitment”) with availability in currencies other than United States dollars of up to $550 million and (ii) a five-year unsecured United States dollar term loan facility (the “Term Facility” and together with the New Revolving Credit Facility, the “Facilities”) in the amount of $300 million (the “Aggregate Term Commitment” and together with the Aggregate Revolving Commitment, the “Aggregate Commitment”). Up to $60 million of the Aggregate Revolving Commitment will be available for letters of credit. Subject to certain conditions set forth in the New Credit Agreement, the Aggregate Commitment may be increased by up to $250 million. We may select interest rates for the Facilities equal to (i) LIBOR plus an applicable margin or (ii) a base rate plus an applicable margin, which in each case is determined based on our credit rating. We are obligated to pay a facility fee on the Aggregate Revolving Commitment, whether drawn or undrawn, which is determined based on our credit rating. Any proceeds from borrowings under the Facilities may be used for general corporate purposes.

The New Credit Agreement includes certain financial condition covenants, including covenants that do not permit us to allow (i) our ratio of consolidated EBITDA to consolidated cash interest expense to be less than 3.5:1.0 or (ii) our ratio of consolidated total debt to consolidated EBITDA to exceed 3.5:1.0, or following certain acquisitions, 4.0:1.0, each calculated as of the end of the applicable fiscal quarter on a rolling four-quarter basis. The terms “consolidated EBITDA,” “consolidated cash interest expense,” and “consolidated total debt” are defined in the New Credit Agreement.

The New Credit Agreement also contains certain negative covenants that limit, among other things, our ability to pay dividends, permit certain of our subsidiaries to incur debt, incur liens, make fundamental changes, sell assets, undertake transactions with affiliates and undertake sale and leaseback transactions. The Facilities are subject to acceleration upon certain specified events of default, including failure to make timely payments, breaches of representations or covenants, or a change of control, as such term is defined in the New Credit Agreement.

At October 10, 2012, there were no outstanding borrowings and approximately $8.7 million of outstanding letters of credit under the New Revolving Credit Facility, and $300 million of outstanding borrowings under the Term Facility.

On October 10, 2012, in connection with the execution of the New Credit Agreement, we, Harman KG, and certain of our subsidiaries, entered into a guarantee agreement (the “New Guarantee Agreement”), that provides, among other things, that the obligations under the New Revolving Credit Facility are guaranteed by us and each of the subsidiary guarantors named therein.

Upon the signing of the New Credit Agreement, we voluntarily terminated the Credit Agreement. There were no outstanding borrowings under the Credit Agreement as of October 10, 2012, and no early termination penalties were incurred by us as a result by us of the termination of the Credit Agreement. As of October 10, 2012, all of the approximately $8.7 million of letters of credit that were previously outstanding under the Credit Agreement were deemed to be issued and outstanding under the New Credit Agreement.

Repayment of Convertible Senior Notes

On October 15, 2012, we repaid all principal and interest related to the Convertible Senior Notes held by affiliates of KKR, GSCP, and other investors, which matured on such date. With the conclusion of the note payment, KKR and GSCP no longer have any financial interests in Harman.

Extension of Share Buyback Program

On October 23, 2012, the Board of Directors approved an extension of our $200 million share buyback program through October 25, 2013. Refer to Note 11 – Shareholders’ Equity for more information.

Credit Rating

On October 11, 2012, Moody’s Investors Services raised our credit rating to Baa3 from Ba1, elevating us to investment-grade status, with the assignment of the Baa3 rating to the Facilities.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the fiscal year ended June 30, 2012 (our “2012 Annual Report”). This discussion contains forward-looking statements which are based on our current expectations and experience and our perception of historical trends, current market conditions, including customer acceptance of our new products, current economic data, expected future developments, foreign currency exchange rates, and other factors that we believe are appropriate under the circumstances. These statements involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements. Unless otherwise indicated, “Harman,” “our company,” “we,” “our,” and “us” are used interchangeably to refer to Harman International Industries, Incorporated and its consolidated subsidiaries.

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

We believe that innovation is an important element to gaining market acceptance of our products and strengthening our market position. We have a history of leveraging our continuous technological innovation across all of the markets we serve. We have a well-deserved reputation for delivering premium audio and infotainment solutions across a full spectrum of applications. We believe that our technological innovation, the quality of our products and our reputation for on-time delivery have resulted in Harman being awarded a substantial amount of Infotainment and Lifestyle business. As of September 30, 2012, we have a cumulative estimated $16.4 billion of future awarded Infotainment and Lifestyle automotive business, which represents the estimated future lifetime net sales for all customers. This amount does not represent firm customer orders. We calculate our awarded business using various assumptions, which we update annually, including global vehicle production forecasts, customer take rates for our products, revisions to product life cycle estimates and the impact of annual price reductions, among other factors. We update our estimates quarterly by adding the value of new awards received and subtracting sales recorded during the quarter. We believe our currently awarded automotive business will position us well for follow-on and new business with these existing customers.

Our management uses the amount of our future awarded business for short- and long-term budgeting and forecasting, development of earnings guidance and for planning future corporate investment and other activities, such as capital expenditures and restructuring. Our future awarded business is also an input used to approximate our enterprise value. We believe our investors utilize this information for a number of reasons, including evaluating our future financial performance over time, to model our financial results of operations, to understand the risks inherent in our current operating plan, and as an input to approximate our enterprise value. However, our estimates of future awarded automotive business are forward-looking statements and may not actually be achieved. See the risk factor “We may not realize sales represented by awarded business” in Item 1A “Risk Factors” of our 2012 Annual Report.

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

We believe significant opportunities exist to grow our business in all three of our business segments in emerging markets such as Brazil, Russia, India and China. To execute on this strategy, we have hired dedicated country staff and managers in these markets. During the three months ended September 30, 2012, sales grew in these emerging markets to $140.8 million, an increase of $26.1 million, or 22.8 percent over the prior fiscal year. We expect our market share to continue to grow significantly in these countries.

We continue to focus our efforts on improving our cost structure to enable us to remain competitive. We continue to roll out our global marketing campaign featuring some of the world’s most prominent artists such as Jennifer Lopez, Sir Paul McCartney and Tim McGraw in order to increase brand awareness and support growth and market share gains across our entire business.

Critical Accounting Policies

For the three months ended September 30, 2012, there were no significant changes to our critical accounting policies and estimates from those disclosed in the consolidated financial statements and the related notes included in our 2012 Annual Report, except for recently adopted accounting standards disclosed in Note 2 – New Accounting Standards in the Notes to the Condensed Consolidated Financial Statements for the three months ended September 30, 2012.

Recently Issued Accounting Standards

Refer to Note 2 – New Accounting Standards in the Notes to the Condensed Consolidated Financial Statements for a summary of recently issued accounting standards.

Results of Operations

Net Sales

Net sales for the three months ended September 30, 2012 were $0.998 billion compared to $1.051 billion in the same period in the prior year, a decrease of 5.0 percent or an increase of 2.0 percent excluding foreign currency translation. Net sales decreased in all of our segments. The decrease was primarily due to prior year sales being exceptionally robust due to approximately $75 million of additional sales as vehicle production surged to fulfill pent-up demand and one-time competitive replacement following interruptions associated with the tsunami in Japan and unfavorable foreign currency translation of $72.0 million. The increase in net sales, excluding foreign currency translation, was primarily due to new scalable infotainment business, higher production volumes and higher home and multimedia sales.

A summary of our net sales by business segment is presented below:

	Three Months Ended September 30,
	2012	%	2011	%
Net sales:
Infotainment	$560,524	56%	$603,258	57%
Lifestyle	291,698	29%	299,839	29%
Professional	143,679	15%	147,506	14%
Other	2,292	0%	0	0%

Total	$998,193	100%	$1,050,603	100%

Infotainment – Net sales for the three months ended September 30, 2012 decreased $42.7 million, or 7.1 percent, compared to the same period in the prior year, and increased 1.6 percent excluding foreign currency translation. The decrease in net sales was driven by prior year sales being exceptionally robust due to approximately $30 million of competitive replacement business and approximately $45 million in additional sales to fill pent-up demand following tsunami in Japan and unfavorable foreign currency translation of $51.7 million. The increase in net sales, excluding foreign currency translation is due to increases in new scalable infotainment systems and higher production volumes.

Lifestyle – Net sales for the three months ended September 30, 2012 decreased $8.1 million, or 2.7 percent, compared to the same period in the prior year, and increased 2.9 percent excluding foreign currency translation. The decrease in net sales was driven by unfavorable foreign currency translation of $16.4 million. The increase in net sales, excluding foreign currency translation is due to increases in higher home and multimedia sales, partially offset by lower automotive audio sales.

Professional – Net sales for the three months ended September 30, 2012 decreased $3.8 million, or 2.6 percent, compared to the same period in the prior year, and were flat excluding foreign currency translation. The decrease in net sales was driven by unfavorable foreign currency translation of $3.8 million.

Gross Profit

Gross profit as a percentage of net sales increased 0.5 percentage points to 27.9 percent for the three months ended September 30, 2012 compared to 27.4 percent of net sales in the same period in the prior year. The increase in overall gross profit as a percentage of net sales was primarily in our Lifestyle and Professional segments, due to improved mitigation of Neodymium material cost impacts and the productivity gains, partially offset by a decrease in our Infotainment segment due to unfavorable product mix related to the higher margin competitive substitution business recognized in the prior year.

A summary of our gross profit by business segment is presented below:

	Three Months Ended September 30,
	2012	Percentage of Net Sales	2011	Percentage of Net Sales
Gross profit:
Infotainment	$128,495	22.9%	$144,110	23.9%
Lifestyle(1)	94,314	32.3%	89,000	29.7%
Professional(1)	55,240	38.4%	54,526	37.0%
Other	198	0.0%	6	0.0%

Total	$278,247	27.9%	$287,642	27.4%

(1)

Gross profit for the three months ended September 30, 2011, has been revised to reflect a change in the measurement of segment operating profit due to a change in the allocation of intercompany royalties between the Lifestyle and Professional segments.

Infotainment – Gross profit as a percentage of net sales decreased 1.0 percentage point to 22.9 percent for the three months ended September 30, 2012 compared to the same period in the prior year. The decrease in gross profit as a percentage of net sales was primarily due to unfavorable product mix, such as the higher margin competitive substitution business recognized in the prior year.

Lifestyle – Gross profit as a percentage of net sales increased 2.6 percentage points to 32.3 percent for the three months ended September 30, 2012 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was due to improved mitigation of neodymium material cost impacts and the ramp up of new production facilities in emerging markets.

Professional – Gross profit as a percentage of net sales increased 1.4 percentage points to 38.4 percent for the three months ended September 30, 2012 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was primarily due to improved mitigation of neodymium material cost impacts and the productivity gains.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $199.2 million for the three months ended September 30, 2012 compared to $213.8 million in the same period in the prior year, a decrease of $14.6 million. As a percentage of net sales, SG&A decreased 0.3 percentage points in the three months ended September 30, 2012 compared to the same period in the prior year. The decrease in SG&A was primarily due to favorable foreign currency translation of $13.5 million and the prior year impact of $4.6 million of costs relating to delayed delivery of product to an infotainment customer. These decreases were partially offset by higher marketing expenses.

A summary of SG&A by business segment is presented below:

	Three Months Ended September 30,
	2012	Percentage of Net Sales	2011	Percentage of Net Sales
SG&A:
Infotainment	$83,821	15.0%	$97,300	16.1%
Lifestyle(1)	57,054	19.6%	59,681	19.9%
Professional(1)	35,469	24.7%	38,506	26.1%
Other	22,812	*	18,265	*

Total	$199,156	20.0%	$213,752	20.3%

*	Percent not meaningful.
(1)

SG&A for the three months ended September 30, 2011, has been revised to reflect a change in the measurement of segment operating profit due to a change in the allocation of intercompany royalties between the Lifestyle and Professional segments.

Infotainment – SG&A decreased $13.5 million to $83.8 million for the three months ended September 30, 2012 compared to the same period in the prior year. The decrease in SG&A was primarily due to favorable foreign currency translation of $9.5 million and the prior year impact of $4.6 million of costs relating to delayed delivery of product to an infotainment customer. As percentage of net sales, SG&A decreased 1.1 percentage points to 15.0 percent for the three months ended September 30, 2012 compared to the same period in the prior year. Research and development expenses (“R&D”) decreased $5.1 million to $54.2 million, or 9.7 percent of net sales in the three months ended September 30, 2012, compared to $59.3 million, or 9.8 percent of net sales in the same period in the prior year, primarily due to favorable foreign currency translation of $6.1 million.

Lifestyle – SG&A decreased $2.6 million to $57.1 million for the three months ended September 30, 2012, compared to the same period in the prior year, primarily due to favorable foreign currency translation of $3.1 million. As a percentage of net sales, SG&A decreased 0.3 percentage points to 19.6 percent for the three months ended September 30, 2012 compared to the same period in the prior year. R&D decreased $0.4 million to $14.5 million, or 5.0 percent of net sales in the three months ended September 30, 2012 compared to $14.9 million, or 5.0 percent of net sales in the same period in the prior year, primarily due to favorable foreign currency translation of $0.7 million.

Professional – SG&A decreased $3.0 million to $35.5 million for the three months ended September 30, 2012, compared to the same period in the prior year, primarily due to lower R&D, cost saving initiatives and favorable foreign currency translation of $1.0 million. As a percentage of net sales, SG&A decreased 1.4 percentage points to 24.7 percent for the three months ended September 30, 2012 compared to the same period in the prior year. R&D decreased $1.6 million to $7.4 million, or 5.2 percent of net sales in the three months ended September 30, 2012 compared to $9.0 million, or 6.2 percent of net sales in the same period in the prior year, primarily due to productivity improvements.

Other – Other SG&A includes compensation, benefit and occupancy costs for corporate employees, new technology innovation and expenses associated with our corporate brand identity campaign. Other SG&A increased $4.5 million to $22.8 million for the three months ended September 30, 2012 compared to the same period in the prior year, primarily due to stock compensation forfeitures in the prior year, and higher marketing expenses related to our global brand awareness campaign.

Restructuring

Our restructuring program that is designed to improve our global footprint, cost structure, technology portfolio, human resources and internal processes continues.

For the three months ended September 30, 2012 and 2011, we continued to refine and expand on activities launched in prior years. No significant new programs were launched during these periods.

A summary and components of our restructuring initiatives are presented below and include accruals for new programs as well as revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Severance Related Costs	Third Party Contractor Termination Costs	Facility Closure and Other Related Costs	Asset Impairments (1)	Total
Liability, June 30, 2012	$19,938	$17	$10,839	$0	$30,794
Expense (2)	(30)	0	244	40	254
Accumulated depreciation offset	0	0	0	(40)	(40)
Payments	(2,671)	0	(1,137)	0	(3,808)
Foreign currency translation	304	0	0	0	304

Liability, September 30, 2012	$17,541	$17	$9,946	$0	$27,504

Liability, June 30, 2011	$31,762	$0	$7,860	$0	$39,622
Expense (2)	220	280	437	1,078	2,015
Accumulated depreciation offset	0	0	0	(1,078)	(1,078)
Payments	(1,652)	(255)	(1,134)	0	(3,041)
Foreign currency translation	(1,617)	0	0	0	(1,617)

Liability, September 30, 2011	$28,713	$25	$7,163	$0	$35,901

(1)

Credits related to restructuring charges for accelerated depreciation and inventory provisions are recorded against the related assets in Property, plant and equipment, net or Inventories in our Condensed Consolidated Balance Sheets and do not impact the restructuring liability.

(2)

Restructuring expenses noted above are primarily in SG&A in our Condensed Consolidated Statements of Income. Asset impairments which consist of accelerated depreciation and inventory provisions are primarily in Cost of sales in our Condensed Consolidated Statements of Income.

Restructuring liabilities are recorded in Accrued liabilities and Other non-current liabilities in our Condensed Consolidated Balance Sheets.

Restructuring expenses by reporting business segment are presented below:

	Three Months Ended September 30,
	2012	2011
Infotainment	$270	$507
Lifestyle	(107)	150
Professional	51	280
Other	0	0

Total	214	937
Asset impairments	40	1,078

Total	$254	$2,015

Sale of Intellectual Property

Effective February 15, 2011, we entered into an agreement with a third party pursuant to which we monetized certain intellectual property rights. No income was recognized in connection with this transaction in the three months ended September 30, 2012. Income of $0.3 million was recognized in connection with this transaction, which is included in the Condensed Consolidated Statement of Income for the three months ended September 30, 2011, under the caption Sale of intellectual property.

Goodwill

During the three months ended September 30, 2012, we did not record any new goodwill. During the three months ended September 30, 2011, we recorded $79.8 million of new goodwill in our Lifestyle segment associated with the acquisition of Harman Embedded Audio, LLC (formerly known as MWM Acoustics LLC) and certain related entities (“MWM Acoustics”). Refer to

Note 22 – Acquisition in the Notes to the Condensed Consolidated Financial Statements for more information.

We did not recognize any impairment charges in our Condensed Consolidated Statements of Income in the three months ended September 30, 2012 and 2011.

Operating Income

Operating income for the three months ended September 30, 2012 was $79.1 million, or 7.9 percent, of net sales compared to operating income of $74.2 million, or 7.1 percent of net sales, in the same period in the prior year. The increase in operating income was primarily due to lower SG&A, partially offset by lower gross profit in the three months ended September 30, 2012 compared to the same period in the prior year.

Interest Expense, Net

Interest expense, net, was $6.0 million for the three months ended September 30, 2012 compared to $5.3 million of interest expense, net, in the same period in the prior year. Interest expense, net, for the three months ended September 30, 2012 included interest income of $0.8 million and interest expense of $6.8 million, of which $1.9 million was cash interest and $4.9 million was noncash interest associated with the amortization of the debt discount on the 1.25 percent notes (the “Convertible Senior Notes”) and amortization of debt issuance costs on the Convertible Senior Notes and our revolving credit facility. Interest expense, net, for the three months ended September 30, 2011 included interest income of $2.1 million and interest expense of $7.4 million, of which $2.6 million was cash interest and $4.8 million was noncash interest associated with the amortization of the debt discount on the Convertible Senior Notes and amortization of debt issuance costs on the Convertible Senior Notes and our revolving credit facility.

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

Miscellaneous, Net

Net miscellaneous expenses consisting primarily of bank charges were $1.2 million for the three months ended September 30, 2012, compared to $1.4 million in the same period in the prior year.

Income Tax Expense, Net

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income. Income tax expense for the three months ended September 30, 2012 was $17.2 million, compared to $14.9 million in the same period in the prior year. The effective tax rate for the three months ended September 30, 2012 was 24.0 percent, compared to 23.5 percent in the same period in the prior year. The change in the effective tax rate for the three months ended September 30, 2012 compared to the same period in the prior year was primarily due to higher income in the U.S that is subject to a tax rate greater than our key foreign jurisdictions.

We have net deferred tax assets of $341.5 million primarily consisting of deferred deductions, R&D credits, and foreign tax credits. We have evaluated all available evidence, both positive and negative, and based on the weight of all available evidence we continue to believe that our net deferred tax assets are fairly reflected in our Condensed Consolidated Balance Sheets. If the results of our operations do not meet our current expectations, our net deferred tax assets may become impaired.

During the three months ended September 30, 2012, we recorded tax reserves and interest on uncertain tax positions in the amount of $0.9 million and $0.1 million, respectively, all of which would affect the tax rate if recognized.

Financial Condition

Liquidity and Capital Resources

We primarily finance our working capital requirements through cash generated by operations, borrowings under our revolving credit facility and trade credit. Cash and cash equivalents were $633.9 million at September 30, 2012 compared to $617.4 million at June 30, 2012. During the three months ended September 30, 2012, our cash and cash equivalents balance increased $16.5 million. The increase in cash was primarily due to higher net income and higher sales of short-term investments, partially offset by increases in inventory and accounts receivable and lower accounts payable and accrued liabilities. We also used cash to make investments in our manufacturing facilities, fund product development and meet the working capital needs of our business segments.

We believe that our existing cash and cash equivalents of $633.9 million and our short-term investments of $64.7 million at September 30, 2012, together with our expected future operating cash flows, and our availability of $541.3 million under our existing revolving credit facility, will be sufficient to cover our working capital needs, debt service, including the repayment of the Convertible Senior Notes in October 2012, our share buy-back program, capital expenditures, including major investments related to manufacturing and research facilities in emerging markets, acquisitions, purchase commitments and quarterly dividends for at least the next 12 months. We have $400 million principal amount of Convertible Senior Notes that become due in October 2012, which is in the second quarter of fiscal year 2013. We intend to use a combination of cash on hand and a term loan to repay the $400 million on October 15, 2012, which represents the entire amount outstanding as of September 30, 2012.

Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and maintain access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors beyond our control. We earn a significant amount of our operating income outside the U.S., the majority of which is deemed to be permanently reinvested in foreign jurisdictions. For at least the next 12 months, we have sufficient cash in the U.S., availability under our existing revolving credit facility and forecasted domestic cash flow to sustain our operating activities and cash commitments for investing and financing activities, such as quarterly dividends and repayment of debt. In addition, we expect existing foreign cash and cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months. As of September 30, 2012, Cash and cash equivalents and Short-term investments of $270.2 million and $10.6 million, respectively, were held in the U.S. and $363.7 million and $54.1 million, respectively, were held by us in foreign jurisdictions.

Operating Activities

For the three months ended September 30, 2012, our net cash used in operations was $102.4 million compared to net cash used in operations of $102.2 million in the same period in the prior year. The slight decrease in operating cash flows compared to the same period in the prior year was primarily due to higher payments for accounts payable and higher accounts receivable, partially offset by higher net income. At September 30, 2012, working capital, excluding cash short-term investments, and short-term debt, was $495.1 million, compared with $309.6 million at June 30, 2012. The increase was primarily due to higher receivable and inventory balances and lower accounts payable.

Investing Activities

Net cash provided by investing activities was $120.8 million for the three months ended September 30, 2012, compared to $68.3 million used in investing activities in the same period in the prior year. The increase in net cash provided by investing activities compared to the same period in the prior year was primarily due to higher net maturities of short-term investments, lower cash paid for acquisitions and lower capital expenditures. Short-term investments consist of commercial paper, short-term deposits and government bonds, time deposits, and treasury bills with original maturities of greater than three months and less than one year. Capital expenditures for the three months ended September 30, 2012 were $19.0 million, in support of new Infotainment and Lifestyle awards, compared to $23.5 million for the same period in the prior year. We expect that our run rate for capital expenditures will slightly increase during fiscal year 2013.

Financing Activities

Net cash used in financing activities was $10.8 million in the three months ended September 30, 2012, compared to $11.3 million used in financing activities in the same period in the prior year. The decrease in cash used was primarily due to higher proceeds from share-based payment arrangements, partially offset by higher dividends to shareholders and repurchases of common stock.

Our total debt, including short-term borrowings, at September 30, 2012 was $400.6 million or $399.9 million, net of discount, primarily comprised of $400.0 million of the Convertible Senior Notes which are shown net of a discount of $0.7 million in our Condensed Consolidated Balance Sheet at September 30, 2012, due to the accounting guidance which is more fully described in Note 9—Debt, in the Notes to the Condensed Consolidated Financial Statements. Also included in total debt at September 30, 2012 is short-term debt and long-term borrowings of $0.6 million.

Our total debt, including short-term borrowings, at June 30, 2012 was $400.7 million, or $395.7 million, net of discount, and was primarily comprised of $400.0 million of the Convertible Senior Notes, which are shown net of a discount of $5.0 million in our Condensed Consolidated Balance Sheet at June 30, 2012. Also included in total debt at June 30, 2012 is short-term debt and long-term borrowings of $0.6 million.

Revolving Credit Facility

On December 1, 2010 Harman and Harman KG entered into the Credit Agreement which is more fully described in our 2012 Annual Report. At September 30, 2012 and June 30, 2012, we had no borrowings under the Credit Agreement and had outstanding letters of credit of $8.7 million. At September 30, 2012 and June 30, 2012, unused available credit under the Credit Agreement was $541.3 million in both periods. If we do not meet the forecast in our budgets, we could violate our debt covenants and, absent a waiver from our lenders or an amendment to the Credit Agreement, we could be in default under the Credit Agreement. As a result, our debt under the Credit Agreement could become due, which would have a material adverse effect on our financial condition and results of operations. A default under the Credit Agreement could also lead to an event of default under the Indenture governing the Convertible Senior Notes, as amended, and the acceleration of the Convertible Senior Notes. As of September 30, 2012, we were in compliance with all the financial covenants of the Credit Agreement. We believe we will be in compliance with these covenants for at least the next 12 months.

Effective July 2, 2012, we and Harman KG, entered into the Second Amendment to the Credit Agreement (the “Second Amendment”), with a group of banks. The Second Amendment amended the Credit Agreement by, among other things: (a) allowing us and our subsidiaries to enter into certain internal legal entity restructuring transactions subject in certain circumstances to various conditions, (b) in connection with such internal legal entity restructuring transactions, providing for the release of certain security interests created by the Guarantee and Collateral Agreement, and (c) making certain other amendments to facilitate the foregoing.

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

The term of the Guarantee and Collateral Agreement corresponds with the term of the Credit Agreement, which matures on December 1, 2015. Under the terms of this Guarantee and Collateral Agreement, we effectively guaranteed the payment of the full amount of borrowings under the Credit Agreement, including outstanding letters of credit, upon maturity. The potential amount of future payments that we would be required to pay under the Guarantee and Collateral Agreement is the amount that we have borrowed under the Credit Agreement, including outstanding letters of credit. At September 30, 2012, we had no borrowings under the Credit Agreement and had outstanding letters of credit of $8.7 million.

Convertible Senior Notes

We had $400 million of Convertible Senior Notes outstanding at September 30, 2012 and June 30, 2012 which are more fully described in Note 9 – Debt in the Notes to the Condensed Consolidated Financial Statements. The Convertible Senior Notes are reported in Current portion of long-term debt in our Condensed Consolidated Balance Sheets at September 30, 2012 and June 30, 2012, as they are due in October 2012, which is in less than one year. At September 30, 2012, we were in compliance with all covenants under the Indenture and we believe that we will be in compliance with these. On October 15, 2012, we repaid all principal and interest related to the Convertible Senior Notes. Refer to the heading “Subsequent Events” for more information.

Credit Rating

On September 7, 2012, Standard & Poors Ratings Services (“S&P”) raised our corporate credit rating to the investment grade BBB- from BB+, citing improved margins and lower business risk. S&P also raised the issue rating on our senior unsecured notes to BB+ from BB. On October 11, 2012, Moody’s Investors Services raised our credit rating to Baa3 from Ba1, elevating us to investment-grade status, with the assignment of the Baa3 rating to the Facilities

Equity

Total shareholders’ equity at September 30, 2012 was $1.574 billion compared with $1.529 billion at June 30, 2012. The increase is primarily due to favorable foreign currency translation and higher net income, partially offset by unrealized losses on hedging. There were 129,966 shares of our common stock repurchased during the three months ended September 30, 2012 at a cost of $4.8 million.

Off-Balance Sheet Arrangements

We utilize off-balance sheet arrangements in our operations when we enter into operating leases for land, buildings and equipment in the normal course of business, which are not included in our Condensed Consolidated Balance Sheets. In addition, we had outstanding letters of credit of $8.7 million at September 30, 2012 and June 30, 2012, that were not included in our Condensed Consolidated Balance Sheets.

Business Outlook

Our future outlook may be negatively impacted due to changes in global economic conditions, in particular the European sovereign debt crisis. This may drive a contraction in consumer discretionary spending. The recent constraints in the supply of rare earth minerals, specifically neodymium, used in our products, had a significant negative impact on our results last year. We do not expect a material impact on our results in fiscal year 2013 as we have been investigating alternative design solutions that utilize other materials and have also increased prices to some extent to off-set the cost increases.

Subsequent Events

Dividend Declaration

On November 2, 2012, we declared a cash dividend of $0.15 per share for the quarter ended September 30, 2012. The quarterly dividend will be paid on November 28, 2012 to each stockholder of record as of the close of business on November 12, 2012.

New Debt

On October 10, 2012, we and Harman Holding GmbH & Co. KG (“Harman KG”), entered into a Multi-Currency Credit Agreement (the “New Credit Agreement”) with a group of banks. The New Credit Agreement provides for (i) a five-year unsecured multi-currency revolving credit facility (the “New Revolving Credit Facility”) in the amount of $750 million (the “Aggregate Revolving Commitment”) with availability in currencies other than United States dollars of up to $550 million and (ii) a five-year unsecured United States dollar term loan facility (the “Term Facility” and together with the New Revolving Credit Facility, the “Facilities”) in the amount of $300 million (the “Aggregate Term Commitment” and together with the Aggregate Revolving Commitment, the “Aggregate Commitment”). Up to $60 million of the Aggregate Revolving Commitment will be available for letters of credit. Subject to certain conditions set forth in the New Credit Agreement, the Aggregate Commitment may be increased by up to $250 million. We may select interest rates for the Facilities equal to (i) LIBOR plus an applicable margin or (ii) a base rate plus an applicable margin, which in each case is determined based on our credit rating. We are obligated to pay a facility fee on the Aggregate Revolving Commitment, whether drawn or undrawn, which is determined based on our credit rating. Any proceeds from borrowings under the Facilities may be used for general corporate purposes.

The New Credit Agreement includes certain financial condition covenants, including covenants that do not permit us to allow (i) our ratio of consolidated EBITDA to consolidated cash interest expense to be less than 3.5:1.0 or (ii) our ratio of consolidated total debt to consolidated EBITDA to exceed 3.5:1.0, or following certain acquisitions, 4.0:1.0, each calculated as of the end of the applicable fiscal quarter on a rolling four-quarter basis. The terms “consolidated EBITDA,” “consolidated cash interest expense,” and “consolidated total debt” are defined in the New Credit Agreement.

The New Credit Agreement also contains certain negative covenants that limit, among other things, our ability to pay dividends, permit certain of our subsidiaries to incur debt, incur liens, make fundamental changes, sell assets, undertake transactions with affiliates and undertake sale and leaseback transactions. The Facilities are subject to acceleration upon certain specified events of default, including failure to make timely payments, breaches of representations or covenants, or a change of control, as such term is defined in the New Credit Agreement.

At October 10, 2012, there were no outstanding borrowings and approximately $8.7 million of outstanding letters of credit under the New Revolving Credit Facility, and $300 million of outstanding borrowings under the Term Facility.

On October 10, 2012, in connection with the execution of the New Credit Agreement, we, Harman KG, and certain of our subsidiaries, entered into a guarantee agreement (the “New Guarantee Agreement”), that provides, among other things, that the obligations under the New Revolving Credit Facility are guaranteed by us and each of the subsidiary guarantors named therein.

Upon the signing of the New Credit Agreement, we voluntarily terminated the Multi-Currency Credit Agreement, dated December 1, 2010, among us, Harman KG and a group of banks (the “Credit Agreement”) and the Guarantee and Collateral Agreement. There were no outstanding borrowings under the Credit Agreement as of October 10, 2012, and no early termination penalties were incurred by us as a result by us of the termination of the Credit Agreement. As of October 10, 2012, all of the approximately $8.7 million of letters of credit that were previously outstanding under the Credit Agreement were deemed to be issued and outstanding under the New Credit Agreement.

Repayment of Convertible Senior Notes.

On October 15, 2012, we repaid all principal and interest related to the Convertible Senior Notes held by affiliates of Kohlberg Kravis Roberts (“KKR”), Goldman Sachs Capital Partners (“GSCP”), and other investors, which matured on such date. With the conclusion of the note payment, KKR and GSCP no longer have any financial interests in Harman.

Extension of Share Buyback Program

On October 23, 2012, the Board of Directors approved an extension of our $200 million share buyback program through October 25, 2013. Refer to Note 11 – Shareholders’ Equity in the Notes to the Condensed Consolidated Financial Statements for more information.

Credit Rating

On October 11, 2012, Moody’s Investors Services raised our credit rating to Baa3 from Ba1, elevating us to investment-grade status, with the assignment of the Baa3 rating to the Facilities

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are required to include information about potential effects of changes in interest rates and currency exchange rates in our periodic reports filed with the SEC. Since September 30, 2012, there have been no material changes in the quantitative or qualitative aspects of our market risk profile. See Item 7A, Quantitative and Qualitative Disclosure About Market Risk included in our 2012 Annual Report.

Interest Rate Sensitivity/Risk

At September 30, 2012, interest on approximately 99 percent of our borrowings was determined on a fixed rate basis. The interest rates on the balance of our debt are subject to changes in U.S. and European short-term interest rates. To assess exposure to interest rate changes, we have performed a sensitivity analysis assuming a hypothetical 100 basis point increase or decrease in interest rates across all outstanding debt and investments. Our analysis indicates that the effect on net income for the three months ended September 30, 2012 of such an increase and decrease in interest rates would be approximately $1.3 million.

Foreign Currency Risk

We maintain significant operations in Germany, Hungary, China, the Netherlands, Austria, the United Kingdom, France, Brazil and Mexico. As a result, we are subject to market risks arising from changes in these foreign currency exchange rates, principally the change in the value of the Euro versus the U.S. Dollar. Refer to Note 10 – Derivatives in the Notes to the Condensed Consolidated Financial Statements for additional discussion on our financial risk management.

Our subsidiaries purchase products and raw materials and sell our products in various currencies. As a result, we may be exposed to cost changes relative to local currencies in these markets. To mitigate these transactional risks, we enter into foreign exchange contracts. Also, foreign currency positions are partially offsetting and are netted against one another to reduce exposure. We presently estimate the effect on income before income taxes for the three months ended September 30, 2012, based upon a recent estimate of foreign exchange transactional exposure, of a uniform strengthening or uniform weakening of the transaction currency rates of 10 percent, would be to increase or decrease income from continuing operations before income taxes by approximately $3.8 million. As of September 30, 2012, we had hedged a portion of our estimated foreign currency transactions using foreign exchange contracts, including forwards and options.

Changes in currency exchange rates, principally the change in the value of the Euro compared to the U.S. dollar have an impact on our reported results when the financial statements of foreign subsidiaries are translated into U.S. dollars. Over half our sales are denominated in Euros. The average exchange rate for the Euro versus the U.S. dollar for the three months ended September 30, 2012 decreased 11.5 percent from the same period in the prior fiscal year.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

On October 26, 2011, we announced that our Board of Directors authorized the repurchase of up to $200 million of our common stock. This buyback program allows us to purchase shares of our common stock in accordance with applicable securities laws on the open market, or through privately negotiated transactions, through October 25, 2012. We will determine the timing and the amount of any repurchases based on an evaluation of market conditions, share price and other factors. We entered into an agreement with an external broker, which provides the structure under which the program may be facilitated which expires on October 25, 2012. This agreement and the buyback program may be suspended or discontinued at any time. During the three months ended September 30, 2012, we repurchased 129,966 shares at a cost of $4.8 million under the buyback program for a total of 3,376,375 shares and a cost of $128.8 million cumulatively, under the buyback program.

The following table provides information about shares acquired in connection with our share buyback program during the three months ended September 30, 2012:

	Total Number of Shares Acquired During Period	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program
July 1 – July 31, 2012	129,966	$38.00	129,966	$71,243,644
August 1 – August 31, 2012	0	0.00	0	0
September 1, 2012 – September 30, 2012	0	0.00	0	0

Total	129,966	$38.00	129,966	$71,243,644

Item 6.	Exhibits

Exhibit No.	Exhibit Description

10.1	Second Amendment, dated as of July 2, 2012, to the Multi-Currency Credit Agreement, dated as of December 1, 2010, among Harman International Industries, Incorporated, Harman Holding GmbH & Co. KG, HSBC Bank USA, National Association and Unicredit Bank AG, New York Branch, as Syndication Agents; Bank of America, N.A., Wells Fargo Bank, N.A. and RBS Citizens, N.A. as Documentation Agents; J.P. Morgan Securities LLC, HSBC Securities (USA), Inc. and Unicredit Bank AG, New York Branch, as Joint Lead Arrangers; JPMorgan Chase Bank, N.A., as Administrative Agent and the financial institutions party thereto. (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on July 6, 2012 and hereby incorporated by reference).

10.2	Form of Severance Agreement between Harman International Industries, Incorporated, and each of Michael Mauser and I.P. Park. (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on September 12, 2012).

31.1	Certification of Dinesh Paliwal pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Herbert Parker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dinesh Paliwal and Herbert Parker, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase.*

101.LAB	XBRL Taxonomy Extension Label Linkbase.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following financial information formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended September 30, 2012 and 2011, (ii) Condensed Consolidated Statement of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets at September 30, 2012 and June 30, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2012 and 2011 and (iv) Notes to the Condensed Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harman International Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harman International Industries, Incorporated

Date: November 2, 2012	By:	/s/ HERBERT K. PARKER
Herbert K. Parker
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)