Form 10-Q
period 2012-12-31
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2013-01-31
CIK 800459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of January 29, 2013, 67,935,482 shares of common stock, par value $.01, were outstanding.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

Form 10-Q

December 31, 2012

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

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	December 31, 2012	June 30, 2012
Assets
Current assets
Cash and cash equivalents	$526,251	$617,356
Short-term investments	81,166	203,014
Receivables, net	623,721	582,835
Inventories	547,218	427,597
Other current assets	282,669	285,443

Total current assets	2,061,025	2,116,245
Property, plant and equipment, net	421,948	430,234
Goodwill	180,757	180,811
Deferred tax assets, long-term, net	280,648	308,768
Other assets	160,437	133,406

Total assets	$3,104,815	$3,169,464

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$30,400	$395,409
Short-term debt	197	227
Accounts payable	477,714	505,694
Accrued liabilities	336,711	368,002
Accrued warranties	110,257	97,289
Income taxes payable	11,968	15,279

Total current liabilities	967,247	1,381,900
Long-term debt	270,047	0
Pension liability	171,078	168,099
Other non-current liabilities	77,146	89,854

Total liabilities	1,485,518	1,639,853

Commitments and contingencies	—	—
Preferred stock	0	0
Common stock	968	961
Additional paid-in capital	959,065	943,971
Accumulated other comprehensive income	28,442	29,709
Retained earnings	1,807,736	1,726,486
Less: Common stock held in treasury	(1,176,914)	(1,171,516)

Total shareholders’ equity	1,619,297	1,529,611

Total liabilities and shareholders’ equity	$3,104,815	$3,169,464

See accompanying Notes to the Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except earnings per share data)	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net sales	$1,055,642	$1,127,029	$2,053,835	$2,177,632
Cost of sales	783,849	821,490	1,503,795	1,584,451

Gross profit	271,793	305,539	550,040	593,181
Selling, general and administrative expenses	203,411	210,174	402,567	423,926
Sale of intellectual property	0	(13)	0	(301)

Operating income	68,382	95,378	147,473	169,556
Other expenses:
Interest expense, net	3,687	4,059	9,682	9,335
Foreign exchange losses, net	988	7,373	1,139	11,597
Miscellaneous, net	1,430	1,955	2,609	3,399

Income before income taxes	62,277	81,991	134,043	145,225
Income tax expense, net	14,788	22,736	31,999	37,603

Net income	$47,489	$59,255	$102,044	$107,622

Earnings per share:
Basic	$0.69	$0.83	$1.48	$1.51

Diluted	$0.68	$0.82	$1.47	$1.49

Weighted average shares outstanding:
Basic	69,009	71,463	68,846	71,265

Diluted	69,734	72,299	69,582	72,085

See accompanying Notes to the Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net income	$47,489	$59,255	$102,044	$107,622

Other comprehensive income (loss):
Foreign currency translation	15,264	(26,252)	24,470	(110,394)
Unrealized (losses) gains on hedging derivatives	(19,367)	26,272	(38,678)	71,785
Pension liability adjustment	1,172	(139)	2,082	(484)
Unrealized gains (losses) on available for sale securities	242	1	351	(177)

Other comprehensive income before taxes	(2,689)	(118)	(11,775)	(39,270)
Income taxes	4,871	(8,295)	10,508	(19,946)

Other comprehensive income (loss), net of taxes	2,182	(8,413)	(1,267)	(59,216)

Comprehensive income, net of taxes	$49,671	$50,842	$100,777	$48,406

See accompanying Notes to the Condensed Consolidated Financial Statements

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
(In thousands)	2012	2011
Cash flows from operating activities:
Net income	$102,044	$107,622
Adjustments to reconcile net income to net cash (used in) provided by operating activities, net of acquired businesses:
Depreciation and amortization	58,843	60,192
Deferred income taxes	20,487	53,923
(Gain) loss on disposition of assets	(1,698)	851
Share-based compensation	10,227	7,921
Non-cash interest expense	7,405	9,703
Non-cash reduction in contingent liabilities	(12,500)	0
Changes in operating assets and liabilities, net of acquired businesses:
Decrease (increase) in:
Receivables, net	(30,073)	(93,782)
Inventories, net	(110,128)	(97,241)
Other current assets	(17,202)	(59,531)
Increase (decrease) in:
Accounts payable	(36,116)	35,877
Accrued warranties	9,125	(9,160)
Accrued other liabilities	(36,475)	19,569
Income taxes payable	(3,776)	(556)
Other operating activities	(12,976)	(14,575)

Net cash (used in) provided by operating activities	(52,813)	20,813
Cash flows from investing activities:
Purchases of short-term investments	(60,830)	(302,181)
Maturities of short-term investments	182,302	395,667
Acquisitions, net of cash received	(8,836)	(70,535)
Proceeds from asset dispositions	3,668	2,255
Capital expenditures	(42,608)	(52,945)
Other items, net	0	640

Net cash provided by (used in) investing activities	73,696	(27,099)
Cash flows from financing activities:
Net decrease in short-term borrowings	(26)	(1,346)
Borrowings under new credit agreement	300,000	0
Repayment of long-term debt	(400,000)	0
Debt issuance costs	(6,094)	0
Cash dividends to shareholders	(20,522)	(10,504)
Repurchase of common stock	(5,398)	0
Share-based payment arrangements	7,480	(26)
Other items, net	(1,246)	(9,268)

Net cash used in financing activities	(125,806)	(21,144)
Effect of exchange rate changes on cash	13,818	(31,659)

Net decrease in cash and cash equivalents	(91,105)	(59,089)
Cash and cash equivalents at beginning of period	617,356	603,892

Cash and cash equivalents at end of period	$526,251	$544,803

Supplemental disclosure of cash flow information:
Interest paid, net	$4,198	$1,428
Income taxes paid, net	$14,122	$6,015
Non-cash investing activities:
Accrued and contingent acquisition-related liabilities	$288	$28,017

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

Our unaudited, condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (our “2012 Annual Report”) and do not include all information and footnote disclosures included in our audited financial statements. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly, in all material respects, the consolidated financial condition, results of operations and cash flows for the periods presented. Operating results for the three and six months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2013 due to seasonal, economic and other factors. Where necessary, information for prior periods has been reclassified to conform to the consolidated financial statement presentation in the current fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in our 2012 Annual Report.

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

Note 3 – Allowance for Doubtful Accounts

We reserve an estimated amount for accounts receivable that may not be collected. Methodologies for estimating the allowance for doubtful accounts are based primarily on specific identification of uncollectible accounts. Historical collection rates and customer credit worthiness are considered in determining specific reserves. At December 31, 2012 and June 30, 2012, we had $5.5 million and $6.0 million, respectively, reserved for possible uncollectible accounts receivable.

Note 4 – Inventories

Inventories, net consist of the following:

	December 31, 2012	June 30, 2012
Finished goods	$227,226	$161,124
Work in process	75,814	69,577
Raw materials	244,178	196,896

Inventories	$547,218	$427,597

At December 31, 2012 and June 30, 2012, our inventory reserves were $57.4 million and $61.9 million, respectively.

Note 5 – Property, Plant and Equipment, net

Property, plant and equipment, net consist of the following:

	Estimated Useful Lives (in Years)	December 31, 2012	June 30, 2012
Land		$7,572	$8,046
Buildings and improvements	1-50	251,358	254,563
Machinery and equipment	3-20	1,052,058	1,002,539
Furniture and fixtures	3-10	26,581	29,423

Property, plant and equipment, gross		1,337,569	1,294,571
Less accumulated depreciation and amortization		(915,621)	(864,337)

Property, plant and equipment, net		$421,948	$430,234

Depreciation expense for the three months ended December 31, 2012 and 2011 was $27.7 million and $25.6 million, respectively, and was $54.2 million in each of the six month periods ended December 31, 2012 and 2011.

Note 6 – Accrued Warranties

Details of our accrued warranties are as follows:

	Six Months Ended December 31,
	2012	2011
Accrued warranties, June 30	$97,289	$122,396
Warranty expense	33,184	28,437
Warranty payments (cash or in-kind)	(24,286)	(25,033)
Other(1)	4,070	(12,564)

Accrued warranties, December 31	$110,257	$113,236

(1)	Other primarily represents foreign currency translation.

Note 7 – Earnings Per Share

We apply the two-class method when computing earnings per share, which requires that net income per share for each class of shares entitled to dividends be calculated assuming all of our net income is distributed as dividends to these shareholders based on their contractual rights.

The following table presents the calculation of basic and diluted earnings per share of common stock outstanding:

	Three Months Ended December 31,
	2012		2011
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted Earnings per Share:
Net income	$47,489	$47,489	$59,255	$59,255

Denominator for Basic and Diluted Earnings per Share:
Weighted average shares outstanding	69,009	69,009	71,463	71,463
Employee stock options	0	725	0	836

Total weighted average shares outstanding	69,009	69,734	71,463	72,299

Earnings per Share:
Earnings per share	$0.69	$0.68	$0.83	$0.82

	Six Months Ended December 31,
	2012		2011
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted Earnings per Share:
Net income	$102,044	$102,044	$107,622	$107,622

Denominator for Basic and Diluted Earnings per Share:
Weighted average shares outstanding	68,846	68,846	71,265	71,265
Employee stock options	0	736	0	820

Total weighted average shares outstanding	68,846	69,582	71,265	72,085

Earnings per Share:
Earnings per share	$1.48	$1.47	$1.51	$1.49

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities, as defined under GAAP, and are included in the computation of earnings per share pursuant to the two-class method.

Certain options were outstanding and not included in the computation of diluted net earnings per share because the assumed exercise of these options would have been antidilutive. Options to purchase 1,642,862 and 1,767,021 shares of our common stock were outstanding for the three months ended December 31, 2012 and 2011, respectively, and were excluded from the computation of diluted earnings per share because they would have been antidilutive. In addition, 0 and 8,274 restricted shares and restricted stock units were outstanding for the three months ended December 31, 2012 and 2011, respectively, and were excluded from the computation of diluted earnings per share as they also would have been antidilutive.

Options to purchase 1,542,575 and 1,699,565 shares of our common stock were outstanding for the six months ended December 31, 2012 and 2011, respectively, and excluded from the computation of diluted earnings per share because they would have been antidilutive. In addition, 59,352 and 4,341 restricted shares and restricted stock units were outstanding during the six months ended December 31, 2012 and 2011, respectively, and were excluded from the computation of diluted earnings per share as they also would have been antidilutive.

In October 2012, we repaid our $400 million of 1.25 percent convertible senior notes due October 15, 2012 (the “Convertible Senior Notes”), and therefore the Convertible Senior Notes had no impact on our calculation of earnings per share for the three and six months ended December 31, 2012. For the three and six months ended December 31, 2011, the conversion terms of the Convertible Senior Notes would have affected the calculation of diluted earnings per share if the price of our common stock exceeded the conversion price of the Convertible Senior Notes. The initial conversion price of the Convertible Senior Notes was approximately $104 per share, subject to adjustment in specified circumstances as described in the indenture governing the Convertible Senior Notes, as amended (the “Indenture”). Upon conversion, a holder of the Convertible Senior Notes would have received an amount per $1,000 principal amount of Convertible Senior Notes in cash equal to the lesser of $1,000 or the conversion value of the Convertible Senior Notes, determined in the manner set forth in the Indenture. If the conversion value exceeded $1,000, we would have delivered $1,000 in cash and, at our option, cash or common stock or a combination of cash and common stock for the conversion price in excess of $1,000. The conversion option was indexed to our common stock and was therefore classified as equity in our Condensed Consolidated Balance Sheet at June 30, 2012. The conversion option would not have resulted in an adjustment to net income in calculating diluted earnings per share. The dilutive effect of the conversion option was calculated using the treasury stock method. Therefore, conversion settlement shares would have been included in diluted shares outstanding if the price of our common stock exceeded the conversion price of the Convertible Senior Notes. Refer to Note 9 – Debt for more information.

Note 8 – Goodwill

During the three and six months ended December 31, 2012, we recorded $0.6 million of goodwill in our Infotainment segment associated with the acquisition of Interchain Solution Private Limited (“Interchain”). During the three and six months ended December 31, 2011, we recorded $0 and $79.8 million, respectively of goodwill in our Lifestyle segment, associated with the acquisition of Harman Embedded Audio, LLC (formerly known as MWM Acoustics LLC) and certain related entities (“MWM Acoustics”). Refer to Note 22 – Acquisitions for more information.

We did not recognize any impairment charges in our Condensed Consolidated Statements of Income in the three and six months ended December 31, 2012 and 2011.

Note 9 – Debt

Short Term Borrowings

At December 31, 2012 and June 30, 2012, we had $0.2 million of short-term borrowings outstanding in each period. At December 31, 2012 and June 30, 2012, we maintained lines of credit of $27.8 million and $17.8 million in the aggregate, respectively, in Hungary, China, the U.S., Austria and Brazil.

We classify our debt based on the contractual maturity dates of the underlying debt instruments. We defer costs associated with debt issuance over the applicable term of the debt. These costs are amortized to Interest expense, net in our Condensed Consolidated Statements of Income.

New Credit Agreement

On October 10, 2012, we and Harman Holding GmbH & Co. KG (“Harman KG”), entered into a Multi-Currency Credit Agreement (the “New Credit Agreement”) with a group of banks. The New Credit Agreement provides for (i) a five-year unsecured multi-currency revolving credit facility (the “New Revolving Credit Facility”) in the amount of $750 million (the “Aggregate Revolving Commitment”) with availability in currencies other than the United States Dollar of up to $550 million and (ii) a five-year unsecured United States Dollar term loan facility (the “Term Facility” and collectively with the New Revolving Credit Facility, the “Facilities”) in the amount of $300 million (the “Aggregate Term Commitment” and collectively with the Aggregate Revolving Commitment, the “Aggregate Commitment”). Up to $60 million of the Aggregate Revolving Commitment will be available for letters of credit. Subject to certain conditions set forth in the New Credit Agreement, the Aggregate Commitment may be increased by up to $250 million. We may select interest rates for the Facilities equal to (i) LIBOR plus an applicable margin or (ii) a base rate plus an applicable margin, which in each case is determined based on our credit rating. We are obligated to pay a facility fee on the Aggregate Revolving

Commitment, whether drawn or undrawn, which is determined based on our credit rating. Any proceeds from borrowings under the Facilities may be used for general corporate purposes.

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

On October 10, 2012, in connection with the execution of the New Credit Agreement, we, Harman KG, and certain of our subsidiaries, entered into a guarantee agreement (the “New Guarantee Agreement”), that provides, among other things, that the obligations under the New Credit Agreement are guaranteed by us and each of the subsidiary guarantors named therein.

Upon the signing of the New Credit Agreement, we voluntarily terminated the Multi-Currency Credit Agreement, entered into on December 1, 2010, as amended on December 15, 2011 and July 2, 2012 (“the Credit Agreement”), as well as the guarantee and collateral agreement entered into in connection with the Credit Agreement. There were no outstanding borrowings under the Credit Agreement as of October 10, 2012, and no early termination penalties were incurred by us as a result of the termination of the Credit Agreement and all of the approximately $8.7 million of letters of credit that were previously outstanding under the Credit Agreement were deemed to be issued and outstanding under the New Credit Agreement.

On October 10, 2012, we borrowed $300 million under the Term Facility to finance, in part, the repayment of all the outstanding $400 million principal amount of Convertible Senior Notes and accrued and unpaid interest thereon. See “Convertible Senior Notes” below for additional information.

At December 31, 2012, there were no outstanding borrowings and approximately $8.7 million of outstanding letters of credit under the New Revolving Credit Facility and $300 million of outstanding borrowings under the Term Facility, of which $30 million is included in our Condensed Consolidated Balance Sheet as Current portion of long-term debt and $270.0 million is classified as Long-term debt. At December 31, 2012, unused available credit under the New Revolving Credit Facility was $741.3 million. In connection with the New Credit Agreement, we incurred $6.1 million of fees and other expenses which are included within Other assets in our Condensed Consolidated Balance Sheet at December 31, 2012. These costs will be amortized over the term of the New Credit Agreement to Interest expense, net in our Condensed Consolidated Statement of Income on a straight-line basis. In addition, during the three and six months ended December 31, 2012, we wrote off $1.1 million of debt issuance costs to Interest expense, net, associated with the Credit Agreement, which represented the portion of these costs that were attributed to the Credit Agreement.

At December 31, 2012, long-term debt maturing in each of the next five fiscal years and thereafter is as follows:

2013	$15,000
2014	30,000
2015	35,625
2016	43,125
2017	135,000
Thereafter	41,250

Total	$300,000

If we do not meet the forecast in our budgets, we could violate our debt covenants and, absent a waiver from our lenders or an amendment to the New Credit Agreement, we could be in default under the New Credit Agreement. As a result, our debt under the New Credit Agreement could become due, which would have a material adverse effect on our financial condition and results of operations. As of December 31, 2012, we were in compliance with all the financial covenants of the New Credit Agreement.

Convertible Senior Notes

At December 31, 2012 and June 30, 2012, we had $0 and $400 million of Convertible Senior Notes outstanding , which were originally issued on October 23, 2007 (the “Issuance Date”) and were due on October 15, 2012. The Convertible Senior Notes were issued at par and we paid interest at a rate of 1.25 percent per annum on a semiannual basis. On October 15, 2012, the maturity date for the Convertible Senior Notes, we repaid all of the outstanding $400 million principal amount of Convertible Senior Notes and accrued and unpaid interest thereon held by affiliates of Kohlberg Kravis Roberts & Co. (“KKR”) and Goldman Sachs Capital Partners (“GSCP”) and other investors. The repayment of principal was funded by $300 million of borrowings under the Term Facility and $100 million of cash on hand.

Total interest expense related to the Convertible Senior Notes for the three months ended December 31, 2012 and 2011 includes $0.2 million and $1.3 million, respectively, of contractual cash interest expense, an additional $0.7 million and $4.2 million of noncash interest expense, respectively, related to the amortization of the discount and $0.1 million and $0.2 million, respectively, related to the amortization of debt issuance costs. Total interest expense related to the Convertible Senior Notes for the six months ended December 31, 2012 and 2011 includes $1.5 million and $2.5 million, respectively, of contractual cash interest expense, an additional $5.0 million and $8.4 million of noncash interest expense, respectively, related to the amortization of the discount, and $0.3 million and $0.4 million, respectively, related to the amortization of debt issuance costs.

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

On October 21, 2011, we entered into an Amendment to the Registration Rights Agreement with the holders of the Convertible Senior Notes, which provides for the postponement of our obligation to file a new registration statement covering the Convertible Senior Notes until such time as one of the holders of the Convertible Senior Notes demands that we file a registration statement. Upon the receipt of such a demand, we would have seven business days to file a registration statement with the SEC covering the Convertible Senior Notes. On October 15, 2012, the Registration Rights Agreement was terminated in accordance with its terms upon the repayment of all outstanding principal and interest related to the Convertible Senior Notes.

Note 10 – Income Taxes

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income. Income tax expense for the three months ended December 31, 2012 and 2011 was $14.8 million and $22.7 million, respectively. The effective tax rate for the three months ended December 31, 2012 and 2011 was 23.7 percent and 27.7 percent, respectively. The change in the effective tax rate for the three months ended December 31, 2012 compared to same period in the prior year was primarily due to the tax effect of foreign exchange gains recorded in the same period in the prior year, foreign exchange losses recorded in the three months ended December 31, 2012 and the mix of income in certain key foreign jurisdictions.

Income tax expense for the six months ended December 31, 2012 and 2011 was $32.0 million and $37.6 million, respectively. The effective tax rate for the six months ended December 31, 2012 and 2011 was 23.9 percent and 25.9 percent, respectively. The change in the effective tax rate for the six months ended December 31, 2012 compared to same period in the prior year was primarily due to the tax effect of foreign exchange gains and losses, as noted above, and the mix of income in certain key foreign jurisdictions.

As of December 31, 2012, unrecognized tax benefits and the related interest were $35.8 million and $1.7 million, respectively; all but $1.7 million would affect the tax rate if recognized. During the three and six months ended December 31, 2012 we recorded tax reserves on uncertain tax positions in the amount of $0.7 million and $1.6 million, respectively. During the three and six months ended December 31, 2012, we recorded additional interest expense on uncertain tax positions of $0.4 million and $0.5 million, respectively.

Note 11 – Shareholders’ Equity

Preferred Stock

As of December 31, 2012 and June 30, 2012, we had no shares of preferred stock outstanding. We are authorized to issue 5 million shares of preferred stock, $0.01 par value.

Common Stock

We have 200 million authorized shares of common stock, $0.01 par value. At December 31, 2012 and June 30, 2012, we had 96,848,238 and 96,132,542 shares issued; 28,992,092 and 28,846,226 shares in treasury stock and 67,856,146 and 67,286,316 shares outstanding (net of treasury stock), respectively.

Share Buy-Back Program

On October 26, 2011, we announced that our Board of Directors authorized the repurchase of up to $200 million of our common stock (the “Buyback Program”). The Buyback Program allows us to purchase shares of our common stock in accordance with applicable securities laws on the open market, or through privately negotiated transactions, through October 25, 2012. We entered into an agreement with an external broker, which provides the structure under which the program may be facilitated which expired on October 25, 2012. On October 23, 2012, the Board of Directors approved an extension of the Buyback Program through October 25, 2013. The Buyback Program may be suspended or discontinued at any time. We will determine the timing and the amount of any repurchases based on an evaluation of market conditions, share price and other factors. During the three and six months ended December 31, 2012, we repurchased 15,900 shares and 145,866 shares, respectively, at a cost of $0.6 million and $5.4 million, respectively, under the Buyback Program for a total buyback of 3,392,275 shares at a cost of $129.3 million.

Changes in Equity:

The following is a summary of the changes in Accumulated Other Comprehensive Income (“AOCI”) and changes in equity for the six months ended December 31, 2012 and 2011:

	Preferred Stock	Common Stock	Additional Paid-in Capital	AOCI	Retained Earnings	Treasury Stock	Total Equity
Balance at June 30, 2012	$0	$961	$943,971	$29,709	$1,726,486	$(1,171,516)	$1,529,611
Net income	0	0	0	0	102,044	0	102,044
Comprehensive loss, net	0	0	0	(1,267)	0	0	(1,267)
Treasury stock repurchases	0	0	0	0	0	(5,398)	(5,398)
Exercise of stock options, net of shares received	0	7	7,473	0	0	0	7,480
Share-based compensation, net of tax	0	0	7,621	0	0	0	7,621
Dividends ($0.60 per share)	0	0	0	0	(20,794)	0	(20,794)

Balance at December 31, 2012	$0	$968	$959,065	$28,442	$1,807,736	$(1,176,914)	$1,619,297

	Preferred Stock	Common Stock	Additional Paid-in Capital	AOCI	Retained Earnings	Treasury Stock	Total Equity
Balance at June 30, 2011	$0	$956	$915,433	$136,733	$1,418,106	$(1,047,570)	$1,423,658
Net income	0	0	0	0	107,622	0	107,622
Comprehensive loss, net	0	0	0	(59,216)	0	0	(59,216)
Exercise of stock options, net of shares received	0	2	(28)	0	0	0	(26)
Share-based compensation, net of tax	0	0	7,631	0	0	0	7,631
Dividends ($0.30 per share)	0	0	0	0	(10,504)	0	(10,504)

Balance at December 31, 2011	$0	$958	$923,036	$77,517	$1,515,224	$(1,047,570)	$1,469,165

At December 31, 2012 and June 30, 2012, AOCI consisted of the following:

Income/(Loss):	December 31, 2012	June 30, 2012
Cumulative translation adjustment	$70,364	$45,894
Pension liability adjustment	(36,279)	(38,447)
Unrealized (loss) gain on hedging derivatives	(1,750)	26,296
Unrealized loss on available-for-sale securities	(3,893)	(4,034)

Total AOCI	$28,442	$29,709

We have approximately $1.9 million and $1.8 million of investments at December 31, 2012 and June 30, 2012, respectively, included in Other current assets in our Condensed Consolidated Balance Sheets that have been classified as available-for-sale securities. These securities are recorded at fair value with realized gains and losses recorded in income and unrealized gains and losses recorded in AOCI, net of taxes.

Note 12 – Share-Based Compensation

On December 7, 2011 (the “Effective Date”), our shareholders approved the 2012 Stock Option and Incentive Plan (the “2012 Plan”), which is effective through December 7, 2021. As of the Effective Date, no further grants may be granted under our former plan, the Amended and Restated 2002 Stock Option and Incentive Plan, as amended (the “2002 Plan” and together with the 2012 Plan, the “Plans”). There are 4,400,000 shares available for grant under the 2012 Plan. The 2012 Plan provides for two types of awards: (1) a full value grant, as defined in the 2012 Plan, under which one award shall reduce the shares available for grant under the 2012 Plan by 1.71 shares, and (2) an option or stock appreciation right grant, under which one award shall reduce the shares available for grant under the 2012 Plan by one share. During the six months ended December 31, 2012, 486,784 options to purchase shares of our common stock, 549,864 stock-settled restricted stock units, 869 cash-settled restricted stock units and 6,803 stock appreciation rights were granted under the 2012 Plan. As of December 31, 2012, there were 3,224,134 shares available for grant under the 2012 Plan.

Prior to the Effective Date, we had one share-based compensation plan with shares available for future grants, the 2002 Plan. On December 8, 2010, we amended the 2002 Plan to increase the number of shares available under the 2002 Plan for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units by 1,100,000 to an aggregate amount not to exceed 7,860,000 shares of our common stock. During the six months ended December 31, 2012, there were no options to purchase shares of our common stock or restricted stock units granted under the 2002 Plan.

Share-based compensation expense, net was $5.4 million in each of the three month periods ended December 31, 2012 and 2011, and was $10.2 million and $7.9 million for the six months ended December 31, 2012 and 2011, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for share-based compensation arrangements was $1.2 million and $1.5 million for the three months ended December 31, 2012 and 2011, respectively and was $2.6 million and $2.2 million for the six months ended December 31, 2012 and 2011, respectively.

Fair Value Determination

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions noted in the following table.

	Six Months Ended December 31,
	2012	2011
Expected volatility	43.0% - 59.3%	48.8% - 66.2%
Weighted-average volatility	50.1%	59.4%
Expected annual dividend	$0.60	$0.30
Expected term (in years)	2.32 - 4.47	1.70 - 3.87
Risk-free rate	0.2% - 0.6%	0.2% - 0.7%

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

Stock Option Activity

A summary of option activity under the Plans as of December 31, 2012 and changes during the six months ended December 31, 2012 is presented below:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2012	2,410,718	$54.71	6.42	$9,359
Granted	486,784	47.37
Exercised	(418,870)	32.67
Forfeited or expired	(83,772)	63.73

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	2,394,860	$56.76	6.66	$10.440

Exercisable at December 31, 2012	1,387,244	$67.94	4.99	$5,673

The weighted-average grant-date fair value of options granted for the three months ended December 31, 2012 and 2011 was $15.54 and $14.12, respectively, and for the six months ended December 31, 2012 and 2011 was $15.92 and $13.26, respectively. The total intrinsic value of options exercised for the three months ended December 31, 2012 and 2011 was $0.4 million and $0.7 million, respectively, and for the six months ended December 31, 2012 and 2011 was $6.0 million and $0.9 million, respectively.

Modification of Certain Stock Option Awards

Prior to fiscal year 2011, certain of the award agreements under the 2002 Plan stated that vested options not exercised were forfeited upon termination of employment for any reason other than death or disability. However, such award agreements provided that the Compensation and Option Committee of our Board of Directors (the “Compensation and Option Committee”) could extend the time period to exercise vested options 90 days beyond the employment termination date for certain employees. During the three and six months ended December 31, 2012 and 2011, the Compensation and Option Committee used this authority. This action represented a modification of the terms or conditions of an equity award and therefore was accounted for as an exchange of the original award for a new award. Incremental share-based compensation cost for the excess of the fair value of the new award over the fair value of the original award was immaterial.

Restricted Stock Awards

A summary of the status of our nonvested restricted stock as of December 31, 2012 and changes during the six months ended December 31, 2012, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at June 30, 2012	3,000	$116.65
Vested	(3,000)	116.65

Nonvested at December 31, 2012	0	$0.00

As of December 31, 2012, there was no unrecognized compensation cost related to nonvested restricted stock-based compensation arrangements granted under the 2002 Plan and no weighted average recognition period. At December 31, 2012, no shares of restricted stock were outstanding which were granted outside of the 2002 Plan.

Restricted Stock Units

In the six months ended December 31, 2012, we granted 97,733 restricted stock units with earnings per share (“EPS”) performance conditions, 97,733 restricted stock units with return on invested capital (“ROIC”) performance conditions and 97,733 restricted stock units with market conditions, under the 2012 Plan. The restricted stock units with EPS performance conditions cliff vest three years from the date of grant based on the achievement of certain cumulative EPS levels from fiscal years 2013 through 2015. The restricted stock units with ROIC conditions cliff vest three years from the date of grant based on the achievement of a certain average ROIC level over fiscal years 2013 through 2015. The restricted stock units with market conditions cliff vest three years from the date of grant based on a comparison of our total shareholder return (“TSR”) to the TSR of a selected peer group of publicly listed multinational companies. The grant date fair value of the restricted stock units with market conditions of $3.7 million was calculated using a Monte Carlo simulation model. Compensation expense, for both the restricted stock units with performance conditions and the restricted stock units with market conditions, is recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the applicable targets will be met for awards with performance conditions, which is reassessed each reporting period.

In the six months ended December 31, 2011, we granted 118,546 restricted stock units with EPS performance conditions, 118,546 restricted stock units with ROIC performance conditions and 118,546 restricted stock units with market conditions, under the 2002 Plan. The restricted stock units with EPS performance conditions cliff vest three years from the date of grant based on the achievement of certain cumulative EPS levels from fiscal years 2012 through 2014. The restricted stock units with ROIC conditions cliff vest three years from the date of grant based on the achievement of a certain ROIC level in fiscal year 2014. The restricted stock units with market conditions cliff vest three years from the date of grant based on a comparison of our TSR to the TSR of a selected peer group of publicly listed multinational companies. The grant date fair value of the restricted stock units with market conditions of $3.3 million was calculated using a Monte Carlo simulation model. Compensation expense, for both the restricted stock units with performance conditions and the restricted stock units with market conditions, is recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the applicable targets will be met for awards with performance conditions, which is reassessed each reporting period.

In the six months ended December 31, 2010, we granted 191,721 restricted stock units with EPS performance conditions and 191,715 restricted stock units with market conditions, under the 2002 Plan. The restricted stock units with EPS performance conditions cliff vest three years from the date of grant based on the attainment of a certain EPS level in fiscal year 2013. The restricted stock units with market conditions cliff vest three years from the date of grant based on a comparison of our TSR to the TSR of a selected peer group of publicly listed multinational companies. The grant date fair value of the restricted stock units with market conditions of $5.2 million was calculated using a Monte Carlo simulation model. Compensation expense, for both the restricted stock units with performance conditions and the restricted stock units with market conditions, is recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the applicable targets will be met for awards with performance conditions, which is reassessed each reporting period.

We granted 380,400 restricted stock units with performance conditions in the fiscal year ended June 30, 2010 under the 2002 Plan. These restricted stock units cliff vested in September 2012. Compensation expense was recognized ratably over the three-year vesting period based on grant date fair value and our assessment of the probability that the performance targets would be met. Approximately 39.8 percent of the restricted stock units vested based on the actual attainment of certain targets.

In the six months ended December 31, 2012 and 2011, we also granted 234,825 and 273,931 time vested restricted stock units, without performance or market conditions, respectively, under the Plans that vest three years from the date of grant and 21,840 and 24,400 time vested restricted stock units that vest ratably over the three-year vesting period.

In September 2012 and June 2012, we granted 869 and 1,150 cash-settled restricted stock units, respectively, under the 2012 Plan. These restricted stock units are accounted for as liability awards and are recorded at the fair value at the end of the reporting period in accordance with their vesting schedules. During the six months ended December 31, 2012, none of these restricted stock units were settled. At December 31, 2012 and June 30, 2012, 2,019 and 1,150 cash-settled restricted stock units were outstanding, respectively.

In January and September 2008, we granted 34,608 and 28,344 cash-settled restricted stock units, respectively, outside the 2002 Plan. These restricted stock units are accounted for as liability awards and are recorded at the fair value at the end of the reporting period in accordance with their vesting schedules. During the six months ended December 31, 2012 and 2011, 1,608 of these restricted stock units were settled in each period, at a cost of $0.1 million in each period. At December 31 2012, and June 30, 2012, 0 and 1,608 cash-settled restricted stock units were outstanding, respectively.

A summary of equity classified restricted stock unit activity as of December 31, 2012 and changes during the six months ended December 31, 2012 is presented below:

Shares
Nonvested at June 30, 2012	1,939,364
Granted	549,864
Vested	(429,704)
Forfeited	(296,496)

Nonvested at December 31, 2012	1,763,028

At December 31, 2012, the aggregate intrinsic value of equity classified restricted stock units was $78.6 million and there was $35.0 million of total unrecognized compensation cost related to restricted stock unit compensation arrangements. The weighted average recognition period was 1.7 years.

Stock Appreciation Rights

A summary of cash-settled stock appreciation rights as of December 31, 2012 and changes during the six months ended December 31, 2012 is presented below:

Shares
Nonvested at June 30, 2012	10,807
Granted	6,803
Vested	(3,332)
Forfeited	(817)

Nonvested at December 31, 2012	13,461

Exercisable	788

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

Derivatives, by their nature, involve varying degrees of market and credit risk. The market risk associated with these instruments resulting from currency exchange and interest rate movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. We do not believe there is significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a diversified group of major financial institutions. Furthermore, our policy is to contract only with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposure to such counterparties.

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

At December 31, 2012 and June 30, 2012, we had outstanding foreign exchange contracts, including forward and option contracts, which are summarized below:

	December 31, 2012		June 30, 2012
	Gross Notional Value	Fair Value Asset/ (Liability)(1)	Gross Notional Value	Fair Value Asset/ (Liability)(1)
Currency Hedged (Buy/Sell):
U.S. Dollar/Euro	$488,264	$(2,852)	$686,500	$37,962
Euro/U.S. Dollar	45,750	1,670	28,750	(1,056)
Swiss Franc/U.S. Dollar	41,496	871	0	0
Chinese Yuan/U.S. Dollar	29,853	501	36,040	(428)
Japanese Yen/Euro	26,143	(1,810)	31,280	1,695
U.S. Dollar/British Pound	5,685	(58)	0	0
British Pound/U.S. Dollar	4,873	209	0	0
Hungarian Forint/Euro	4,509	245	8,816	414
British Pound/Swiss Franc	2,924	(18)	0	0
U.S. Dollar/Japanese Yen	900	80	1,800	2

Total	$650,397	$(1,162)	$793,186	$38,589

(1)	Represents the net receivable/(payable) included in our Condensed Consolidated Balance Sheets.

Cash Flow Hedges

We designate a portion of our foreign exchange contracts as cash flow hedges of foreign currency denominated purchases. As of December 31, 2012 and June 30, 2012, we had $433.9 million and $638.3 million of forward contracts maturing through June 2014 and June 2013, respectively. These contracts are recorded at fair value in the accompanying Condensed Consolidated Balance Sheets. The changes in fair value for these contracts on a spot to spot basis are reported in AOCI, and are reclassified to either Cost of sales or Selling, general and administrative expense (“SG&A”), depending on the nature of the underlying asset or liability that is being hedged, in our Condensed Consolidated Statements of Income, in the period or periods during which the underlying transaction occurs. If it becomes apparent that an underlying forecasted transaction will not occur, the amount recorded in AOCI related to the hedge is reclassified to Foreign exchange losses, net in our Condensed Consolidated Statements of Income in the then-current period. Amounts relating to such reclassifications were immaterial in the three and six months ended December 31, 2012 and 2011.

Changes in the fair value of the derivatives are highly effective in offsetting changes in the cash flows of the hedged items because the amounts and the maturities of the derivatives approximate those of the forecasted exposures. Any ineffective portion of the derivative is recognized in the current period in our Condensed Consolidated Statements of Income, in the same line item in which the foreign currency gain or loss on the underlying hedged transaction was recorded. No amount of ineffectiveness was recognized in the Condensed Consolidated Statements of Income in the three and six months ended December 31, 2012 and 2011. All components of each derivative’s gain or loss, with the exception of forward points (see below), were included in the assessment of hedge ineffectiveness. At December 31, 2012 and June 30, 2012, the fair value of these contracts was a net liability of $2.7 million and net asset of $29.8 million, respectively. The amount associated with these hedges that is expected to be reclassified from AOCI to earnings within the next 12 months is a loss of $1.3 million.

We elected to exclude forward points from the effectiveness assessment. At the end of the reporting period, we calculate the excluded amount, which is the fair value relating to the change in forward points that is recorded in current earnings as Foreign exchange losses, net in our Condensed Consolidated Statements of Income. For the three months ended December 31, 2012 and 2011, we recognized $0.8 million of net gains and $1.8 million of net losses, respectively, related to the change in forward points. For the six months ended December 31, 2012 and 2011, we recognized $1.4 million of net gains and $5.4 million of net losses, respectively, related to the change in forward points.

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

Economic Hedges

When hedge accounting is not applied to derivative contracts, or after former cash flow hedges have been de-designated as balance sheet hedges, we recognize the gain or loss on the associated contracts directly in current period earnings in our Condensed Consolidated Statements of Income, as either Foreign exchange losses, net or Cost of sales according to the underlying exposure. As of December 31, 2012 and June 30, 2012, we had $216.5 million and $154.8 million, respectively, of forward contracts maturing through October 2013 and August 2012, respectively, in various currencies to hedge foreign currency denominated intercompany loans and other foreign currency denominated assets. At December 31, 2012 and June 30, 2012, the fair values of these contracts were assets of $1.6 million and $8.8 million, respectively. Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans and other foreign denominated assets in other Foreign exchange losses, net.

Interest Rate Risk Management

We have one interest rate swap contract with a notional amount of $20.6 million and $20.3 million at December 31, 2012 and June 30, 2012, respectively, in order to manage our interest rate exposure and effectively convert interest on an operating lease from a variable rate to a fixed rate. The objective of the swap is to offset changes in rent expenses caused by interest rate fluctuations. The interest rate swap contract is designated as a cash flow hedge. At the end of each reporting period, the discounted fair value of the swap contract is calculated and recorded in AOCI and reclassified to rent expense within SG&A in our Condensed Consolidated Statements of Income, in the then current period. If the hedge is determined to be ineffective, the ineffective portion will be reclassified from AOCI and recorded as rent expense within SG&A. We recognized an immaterial amount of ineffectiveness in each of the three and six months ended December 31, 2012 and 2011, in our Condensed Consolidated Statements of Income. All components of the derivatives were included in the assessment of the hedges’ effectiveness. The amount associated with the swap contract that is expected to be recorded as rent expense in the next 12 months is a loss of $0.6 million.

Fair Value of Derivatives

The following tables provide a summary of the fair value amounts of our derivative instruments at December 31, 2012 and June 30, 2012:

		Fair Value
	Balance Sheet Location	December 31, 2012	June 30, 2012
Derivatives Designated as Cash Flow Hedges, Gross:
Other assets:
Foreign exchange contracts	Other current assets	$3,192	$30,761

Other liabilities:
Foreign exchange contracts	Accrued liabilities	5,918	979
Interest rate swap	Accrued liabilities	737	712
Interest rate swap	Other non-current liabilities	0	285

Total liabilities		6,655	1,976

Net (liability)/asset for derivatives designated as hedging instruments		(3,463)	28,785

		Fair Value
		December 31, 2012	June 30, 2012
Derivatives Designated as Economic Hedges, Gross:
Other assets:
Foreign exchange contracts	Other current assets	4,308	9,864
Other liabilities:
Foreign exchange contracts	Accrued liabilities	2,743	1,057

Net asset for economic hedges:		1,565	8,807

Total net derivative (liability)/asset		$(1,898)	$37,592

Derivative Activity

The following table shows derivative activity for derivatives designated as cash flow hedges for the three months ended December 31, 2012 and 2011:

Derivative	Location of Derivative Gain/(Loss) Recognized in Income	Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion)		Gain/(Loss) from Amounts Excluded from Effectiveness Testing
		Three Months Ended December 31,
		2012	2011	2012	2011	2012	2011
Foreign exchange contracts	Cost of sales	$9,931	$(517)	$0	$0	$0	$2
Foreign exchange contracts	SG&A	141	0	0	0	0	0
Foreign exchange contracts	Foreign exchange losses, net	0	0	0	0	841	(1,814)
Interest rate swap	SG&A	(192)	(146)	(1)	(3)	0	0

Total cash flow hedges		$9,880	$(663)	$(1)	$(3)	$841	$(1,812)

Derivative	Gain/(Loss) Recognized in AOCI (Effective Portion)
	Three Months Ended December 31,
	2012	2011
Foreign exchange contracts	$(9,484)	$25,619
Interest rate swap	(24)	(40)

Total cash flow hedges	$(9,508)	$25,579

The following table shows derivative activity for derivatives designated as cash flow hedges for the six months ended December 31, 2012 and 2011:

Derivative	Location of Derivative Gain/(Loss) Recognized in Income	Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion)		Gain/(Loss) from Amounts Excluded from Effectiveness Testing
		Six Months Ended December 31,
		2012	2011	2012	2011	2012	2011
Foreign exchange contracts	Cost of sales	$27,765	$(11,383)	$0	$0	$0	$2
Foreign exchange contracts	SG&A	78	0	0	0	0	0
Foreign exchange contracts	Foreign exchange losses, net	0	0	0	0	1,395	(5,462)
Interest rate swap	SG&A	(365)	(309)	(3)	(4)	0	0

Total cash flow hedges		$27,478	$(11,692)	$(3)	$(4)	$1,395	$(5,460)

Derivative	Gain/(Loss) Recognized in AOCI (Effective Portion)
	Six Months Ended December 31,
	2012	2011
Foreign exchange contracts	$(11,148)	$60,367
Interest rate swap	(86)	(338)

Total cash flow hedges	$(11,234)	$60,029

The following table summarizes gains and losses from our derivative instruments that are not designated as hedging instruments for the three and six months ended December 31, 2012 and 2011:

		Three Months Ended December 31,		Six Months Ended December 31,
Derivative	Location of Derivative Gain/(Loss)	2012	2011	2012	2011
Foreign exchange contracts	Cost of sales	$(3,314)	$(5,844)	$(5,172)	$(4,597)
Foreign exchange contracts	Foreign exchange losses, net	2,363	4,794	2,752	6,345

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

The following tables provide the fair value hierarchy for assets and liabilities measured on a recurring basis and the losses recorded during the periods presented:

	Fair Value at December 31, 2012			Fair Value at June 30, 2012
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets/(Liabilities):
Short-term investments	$81,166	$0	$0	$203,014	$0	$0
Available-for-sale securities	1,943	0	0	1,805	0	0
Foreign exchange contracts	0	(1,161)	0	0	38,589	0
Interest rate swap	0	(737)	0	0	(997)	0
Pension assets	7,236	0	0	7,011	0	0
Contingent Consideration	0	0	(9,888)	0	0	(22,100)

Net asset/(liability)	$90,345	$(1,898)	$(9,888)	$211,830	$37,592	$(22,100)

	Total Gains for the Three Months Ended December 31,		Total Gains for the Six Months Ended December 31,
Description of Liability	2012	2011	2012	2011
Contingent Consideration	$(12,500)	$0	$(12,500)	$0

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

Contingent Consideration: We used a probability-weighted discounted cash flow approach (a form of the income approach) in determining the original fair value of the contingent consideration of $22.1 million related to the acquisition of MWM Acoustics. The principal inputs to the approach included our expectations of the specific business’ earnings before income taxes (“EBIT”) in fiscal 2014 and a discount rate of 12.6 percent, that began with our weighted average cost of capital related to this acquisition of 19.0 percent and adjusted for the risks associated with the underlying EBIT outcome, the functional form of the payout and our credit risk associated with making the payment. Given the use of significant inputs that are not observable in the market, the contingent consideration liability is classified within Level 3 of the fair value hierarchy. In the three and six months ended December 31, 2012, we reassessed our expectations of the EBIT in fiscal year 2014 and revised our estimate of the contingent consideration liability and reduced the liability by $12.5 million to $9.6 million, which was recognized within SG&A in our Condensed Consolidated Statement of Income. In addition, we recorded $0.3 million of contingent consideration related to the earn-out in the Interchain acquisition. Refer to Note 22 – Acquisitions for more information on the contingent consideration liability.

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

The following table provides the carrying value for assets and liabilities measured on a non-recurring basis, all of which are measured under Level 3 of the fair value hierarchy. There were no losses recognized in the three and six months ended December 31, 2012 and 2011.

Description of Assets	December 31, 2012	June 30, 2012
Goodwill	$180,757	$180,811
Long-lived assets	446,284	459,112

Total	$627,041	$639,923

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

For the three and six months ended December 31, 2012 and 2011, we continued to refine and expand on activities launched in prior years. During the three and six months ended December 31, 2012, no significant new programs were launched. During the three and six months ended December 31, 2011, one significant new program was launched to optimize certain functions in our Professional segment.

A summary and components of our restructuring initiatives are presented below and include accruals for new programs as well as revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Severance Related Costs	Third Party Contractor Termination Costs	Facility Closure and Other Related Costs	Asset Impairments (1)	Total
Liability, June 30, 2012	$19,938	$17	$10,839	$0	$30,794
Expense (2)	(902)	4	969	995	1,066
Accumulated depreciation offset	0	0	0	(995)	(995)
Payments	(6,774)	(22)	(2,414)	0	(9,210)
Foreign currency translation	513	1	(1)	0	513

Liability, December 31, 2012	$12,775	$0	$9,393	$0	$22,168

Liability, June 30, 2011	$31,762	$0	$7,860	$0	$39,622
Expense (2)	841	280	713	1,078	2,912
Accumulated depreciation offset	0	0	0	(1,078)	(1,078)
Payments	(3,072)	(280)	(1,845)	0	(5,197)
Foreign currency translation	(2,144)	0	0	0	(2,144)

Liability, December 31, 2011	$27,387	$0	$6,728	$0	$34,115

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

Restructuring liabilities are recorded in Accrued liabilities and Other non-current liabilities in our Condensed Consolidated Balance Sheets.

Restructuring expenses by reporting business segment are presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Infotainment	$(565)	$(415)	$(295)	$92
Lifestyle	858	190	751	340
Professional	(436)	1,077	(385)	1,357
Other	0	45	0	45

Total	(143)	897	71	1,834
Asset Impairments	955	0	995	1,078

Total	$812	$897	$1,066	$2,912

Note 16 – Retirement Benefits

Plan Descriptions

Retirement savings plan

We provide a Retirement Savings Plan (the “Savings Plan”) for certain employees in the United States. Under the Savings Plan, and subject to certain limitations: (i) employees may contribute up to 50 percent of their pretax compensation; (ii) each business unit will make a safe harbor non-elective contribution in an amount equal to three percent of a participant’s pre-tax compensation; and (iii) each business unit may also make a matching contribution of 50 percent of an employee’s tax-deferred compensation, up to the first six percent of a participant’s pre-tax compensation. Matching contributions vest at a rate of 25 percent for each year of service with the employer, beginning with the second year of service.

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

The following table presents the components of net periodic benefit cost for the three and six months ended December 31, 2012 and 2011:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Service cost	$544	$398	$1,074	$813
Interest cost	1,777	1,982	3,526	4,007
Expected return on plan assets	(73)	(58)	(145)	(119)
Amortization of prior service cost	291	351	584	703
Amortization of net loss	969	449	1,936	897

Net periodic benefit cost	$3,508	$3,122	$6,975	$6,301

During the three months ended December 31, 2012 and 2011, we made contributions of $1.8 million and $2.2 million, respectively, to the defined benefit pension plans, substantially all of which were paid to participants. During the six months ended December 31, 2012 and 2011, we made contributions of $4.2 million and $4.3 million, respectively, to the defined benefit pension plans which were paid to participants. We expect to make approximately $5.0 million in contributions for the remainder of the fiscal year ending June 30, 2013.

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

Lifestyle

Our Lifestyle segment designs, manufactures and markets automotive audio systems for vehicle applications to be installed primarily as original equipment by automotive manufacturers and a wide range of mid—to high-end audio and consumer electronics for home, multimedia and mobile applications. Our Lifestyle audio products feature some of the world’s most recognized audio brands, including JBL®, AKG®, Harman/Kardon®, Infinity®, Mark Levinson®, Revel®, Logic 7®, Lexicon® and Selenium®.

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

The following table reports Net sales and Operating income (loss) by each reporting segment for the three and six months ended December 31, 2012 and 2011:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net sales:
Infotainment	$540,303	$599,899	$1,100,827	$1,203,157
Lifestyle	371,576	368,754	663,274	668,593
Professional	143,506	158,376	287,185	305,882
Other	257	0	2,549	0

Total	$1,055,642	$1,127,029	$2,053,835	$2,177,632

Operating income (loss):
Infotainment	$30,251	$49,947	$74,925	$97,043
Lifestyle	49,832	49,605	87,091	78,926
Professional	19,742	22,160	39,513	38,180
Other	(31,443)	(26,334)	(54,056)	(44,593)

Total	$68,382	$95,378	$147,473	$169,556

(1)

Operating income (loss) for the three and six months ended December 31, 2011 has been revised to reflect a change in the measurement of segment operating profit due to a change in the allocation of intercompany royalties between the Lifestyle and Professional segments.

Note 18 – Significant Customers

Presented below are the percentages of net sales to, and net accounts receivables due from, customers who represent ten percent or more of our net sales or net accounts receivable, as follows:

	Net Sales		Accounts Receivable, Net
	Six Months Ended December 31,		December 31,	June 30,
	2012	2011	2012	2012
BMW	20%	21%	12%	13%
Audi/Volkswagen	13%	13%	9%	11%
Other customers	67%	66%	79%	76%

Total	100%	100%	100%	100%

We anticipate that BMW and Audi/Volkswagen will continue to account for a significant portion of our net sales and net accounts receivable for the foreseeable future. Our customers are not obligated to any long-term purchase of our products.

Note 19 – Commitments and Contingencies

At December 31, 2012, we were subject to legal claims and litigation arising in the ordinary course of business, including the matters described below. The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

On February 15, 2008, the Court ordered the consolidation of the Kim action with the Boca Raton action, the administrative closing of the Boca Raton action, and designated the short caption of the consolidated action as In re Harman International Industries, Inc. Securities Litigation, civil action no. 1:07-cv-01757 (RWR). That same day, the Court appointed the Arkansas Public Retirement System as lead plaintiff (“Lead Plaintiff”) and approved the law firm Cohen, Milstein, Hausfeld and Toll, P.L.L.C. to serve as lead counsel.

On March 24, 2008, the Court ordered, for pretrial management purposes only, the consolidation of Patrick Russell v. Harman International Industries, Incorporated, et al. with In re Harman International Industries, Inc. Securities Litigation.

On May 2, 2008, Lead Plaintiff filed a consolidated class action complaint (the “Consolidated Complaint”). The Consolidated Complaint, which extends the Class Period through February 5, 2008, contends that Harman and certain of our officers and directors violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, by issuing false and misleading disclosures regarding our financial condition in fiscal year 2007 and fiscal year 2008. In particular, the Consolidated Complaint alleges that defendants knowingly or recklessly failed to disclose material adverse facts about MyGIG radios, personal navigation devices and our capital expenditures. The Consolidated Complaint alleges that when Harman’s true financial condition became known to the market, the price of our common stock declined significantly, causing losses to the plaintiff class.

On July 3, 2008, defendants moved to dismiss the Consolidated Complaint in its entirety. Lead Plaintiff opposed the defendants’ motion to dismiss on September 2, 2008, and defendants filed a reply in further support of their motion to dismiss on October 2, 2008. The motion is now fully briefed. As of December 31, 2012, the case remained open with no new developments.

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

Defendants moved to dismiss the complaint in its entirety on August 5, 2008. The Russell Plaintiff opposed the defendants’ motion to dismiss on September 19, 2008, and defendants filed a reply in further support of their motion to dismiss on October 20, 2008. The motion is now fully briefed. As of December 31, 2012, the case remained open with no new developments.

Infotainment Supply Arrangements

We have arrangements with our infotainment customers to provide products that meet predetermined technical specifications and delivery dates. In the event that we do not satisfy the performance obligations under these arrangements, we may be required to indemnify the customer. We accrue for any loss that we expect to incur under these arrangements when that loss is probable and can be reasonably estimated. For the three and six months ended December 31, 2012 and the three months ended December 31, 2011, we incurred no costs relating to delayed delivery of product to an infotainment customer. For the six months ended December 31, 2011, we incurred $4.6 million of costs relating to delayed delivery of product to an infotainment customer. An inability to meet performance obligations on infotainment platforms to be delivered in future periods could adversely affect our results of operations, cash flows and financial condition in future periods.

Note 20 – Related Party Transactions

From time to time, we enter into transactions with related parties. In December 2009, we entered into a three-year agreement for engineering and software development services with Neusoft Corporation (“Neusoft”), a Shanghai exchange listed technology solutions provider. A member of our Board of Directors is the Chairman and CEO of Neusoft. On April 20, 2010, our subsidiary, innovative Systems GmbH (“IS”) entered into an asset purchase and business transfer agreement (the “Asset Purchase Agreement”) with Neusoft Technology Solutions GmbH (“Neusoft Technology”), which is a subsidiary of Neusoft, for the sale of certain tangible assets located at IS’s facility in Hamburg, Germany. This transaction closed on June 1, 2010. As part of the Asset Purchase Agreement, IS and Neusoft Technology entered into a five-year agreement for engineering and software development services related to IS’s vehicle navigation business (the “Services Agreement”). Under the terms of the Asset Purchase Agreement, IS transferred at closing certain tangible assets and employment relationships to Neusoft Technology and received consideration of €6 million. Our subsidiary, Harman Becker Automotive Systems GmbH and Neusoft Europe AG, a subsidiary of Neusoft, are guarantors under the terms of the Asset Purchase Agreement and the Services Agreement. In the first quarter of fiscal year 2013, we entered into a contract with Neusoft to develop certain software to be integrated into certain infotainment platforms for a customer. As of December 31, 2012, we have paid Neusoft approximately $4.1 million (€3.1 million) which we have classified as a Current asset in our Condensed Consolidated Balance Sheet. Upon acceptance of the purchased software the asset will be reclassified as capitalized software and will be amortized over the future revenue stream of the products to which it relates. During the three months ended December 31, 2012 and 2011, we incurred total expenses of $8.6 million in each period, for engineering and software development services with Neusoft Technology and Neusoft. During the six months ended December 31, 2012 and 2011, we incurred total expenses of $15.5 million and $16.2 million, respectively, for engineering and software development services with Neusoft Technology and Neusoft.

Note 21 – Sale of Intellectual Property

Effective February 15, 2011, we entered into an agreement with a third party pursuant to which we monetized certain intellectual property rights. No income was recognized in connection with this transaction in the three and six months ended December 31, 2012. Income of less than $0.1 million and $0.3 million was recognized in connection with this transaction, for the three and six months ended December 31, 2011, respectively, which is included in our Condensed Consolidated Statements of Income under the caption Sale of intellectual property.

Note 22 – Acquisitions

Interchain

On July 31, 2012, we entered into an agreement to purchase certain assets and liabilities of Interchain (the “Interchain Acquisition”), a technology product company that specializes in developing telematics, fleet management, Android® based in-vehicle infotainment and location-based solutions, for a purchase price of 45 million Indian Rupees or approximately $0.8 million, of which $0.3 million was paid on July 31, 2012 and $0.5 million was paid on October 13, 2012, which is the date the transaction closed (the “Interchain Acquisition Date”). The Interchain Acquisition is also subject to a 50 million Indian Rupee earn-out (approximately $0.9 million) which is payable upon the achievement of certain financial targets in the 12 month periods ending September 1, 2013 and September 2, 2014, which we recorded as a $0.3 million Non-current liability in our Condensed Consolidated Balance Sheet at December 31, 2012, based upon management’s estimate of its fair value. The total cost of the Interchain Acquisition including the fair value of the earn-out, was allocated to the assets acquired and liabilities assumed based on their fair values at the Interchain Acquisition Date. Goodwill of $0.6 million and intangibles of $0.4 million were recorded in connection with the acquisition. The operating results of the Interchain Acquisition, are included in our Infotainment segment. Pro-forma financial information has not been presented as the Interchain Acquisition is not material to our results of operations.

MWM Acoustics

On July 22, 2011 (the “MWM Acquisition Date”), we and our wholly-owned subsidiary, Harman Holding Limited (“Harman Holding”), entered into an equity securities purchase agreement with a group of sellers (the “MWM Sellers”), to acquire all of the issued and outstanding equity interests of MWM Acoustics, a leading provider of high performance embedded acoustic solutions (the “MWM Acquisition”), for a purchase price of $80.0 million (the “Fixed Purchase Price”), plus a working capital adjustment of $0.1 million which was determined within 60 days of the MWM Acquisition Date and has been paid. On the MWM Acquisition Date, we and Harman Holding paid the MWM Sellers a total of $72.0 million. The remainder of the Fixed Purchase Price of $8.0 million was paid in December 2012. The MWM Acquisition is also subject to a $57.0 million earn-out, which is payable contingent upon the achievement of certain financial targets in the fiscal year ended June 30, 2014. Our preliminary valuation of the contingent consideration was originally valued at $22.1 million and was reduced to $9.6 million during the second quarter of fiscal year 2013, based on revised management estimates. Refer to Note 14 – Fair Value Measurements for more information.

The total cost of the MWM Acquisition, including the fair value of the contingent consideration, was allocated to the assets acquired and liabilities assumed based on their fair values at the MWM Acquisition Date, as follows:

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

Note 23 – Subsequent Events

Dividend Declaration

On January 31, 2013, we declared a cash dividend of $0.15 per share for the quarter ended December 31, 2012. The quarterly dividend will be paid on February 26, 2013 to each stockholder of record as of the close of business on February 11, 2013.

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

We believe that innovation is an important element to gaining market acceptance of our products and strengthening our market position. We have a history of leveraging our continuous technological innovation across all of the markets we serve. We have a well-deserved reputation for delivering premium audio and infotainment solutions across a full spectrum of applications. We believe that our technological innovation, the quality of our products and our reputation for on-time delivery have resulted in Harman being awarded a substantial amount of Infotainment and Lifestyle business. As of December 31, 2012, we have a cumulative estimated $15.9 billion of future awarded Infotainment and Lifestyle automotive business, which represents the estimated future lifetime net sales for all customers. This amount does not represent firm customer orders. We calculate our awarded business using various assumptions, which we update annually, including global vehicle production forecasts, customer take rates for our products, revisions to product life cycle estimates and the impact of annual price reductions, among other factors. We update our estimates quarterly by adding the value of new awards received and subtracting sales recorded during the quarter. We believe our currently awarded automotive business will position us well for follow-on and new business with these existing customers.

Our management uses the amount of our future awarded business for short—and long-term budgeting and forecasting, development of earnings guidance and for planning future corporate investment and other activities, such as capital expenditures and restructuring. Our future awarded business is also an input used to approximate our enterprise value. We believe our investors utilize this information for a number of reasons, including evaluating our future financial performance over time, to model our financial results of operations, to understand the risks inherent in our current operating plan, and as an input to approximate our enterprise value. However, our estimates of future awarded automotive business are forward-looking statements and may not actually be achieved. See the risk factor “We may not realize sales represented by awarded business” in Item 1A “Risk Factors” of our 2012 Annual Report.

Our products are sold worldwide, with the largest markets located in the United States and Germany. In the United States, our primary manufacturing facilities are located in Kentucky, Indiana and Utah. Outside of the United States, we have manufacturing facilities in Austria, Brazil, China, Hungary, France, Germany, Mexico and the United Kingdom.

Our sales and earnings may vary due to the production schedules and model year changeovers of our automotive customers, the holiday buying season for home audio products, customer acceptance of our products, the timing of new product introductions, product offerings by our competitors and general economic conditions. Since most of our businesses operate using local currencies, our reported sales and earnings may also fluctuate due to fluctuations in foreign currency exchange rates, especially with respect to the value of the Euro and the U.S. Dollar.

We believe significant opportunities exist to grow our business in all three of our business segments in emerging markets such as Brazil, Russia, India and China (“BRIC”). To execute on this strategy, we have hired dedicated country staff and managers in these markets. During the three months ended December 31, 2012, sales decreased in these emerging markets to $127.9 million, a decrease of $9.0 million, or 7.0 percent over the prior fiscal year. Excluding China, the BRIC countries sales increased $5.1 million to $41.6 million, an increase of 14.1 percent during the three months ended December 31, 2012, compared to the same period in the prior year. During the six months ended December 31, 2012, sales increased in these emerging markets to $268.7 million, an increase of $17.1 million, or 7.0 percent over the prior fiscal year. Excluding China, the BRIC countries sales increased $9.8 million to $80.7 million, an increase of 13.8 percent during the six months ended December 31, 2012, compared to the same period in the prior year. We expect our market share to continue to grow significantly in these countries.

We continue to roll out our global marketing campaign featuring some of the world’s most prominent artists such as Jennifer Lopez, Sir Paul McCartney, Maroon 5 and Tim McGraw in order to increase brand awareness and support growth and market share gains across our entire business.

Critical Accounting Policies

For the six months ended December 31, 2012, there were no significant changes to our critical accounting policies and estimates from those disclosed in the consolidated financial statements and the related notes included in our 2012 Annual Report, except for recently adopted accounting standards disclosed in Note 2 – New Accounting Standards in the Notes to the Condensed Consolidated Financial Statements.

Recently Issued Accounting Standards

Refer to Note 2 – New Accounting Standards in the Notes to the Condensed Consolidated Financial Statements for a summary of recently issued accounting standards.

Results of Operations

Net Sales

Net sales for the three months ended December 31, 2012 were $1.056 billion compared to $1.127 billion in the same period in the prior year, a decrease of 6.3 percent or 3.9 percent excluding foreign currency translation. Net sales decreased in our Infotainment and Professional segments. The decrease was primarily due to the economic slowdown in Europe which significantly impacted automotive production. Sales in our Professional segment were similarly affected by the recession in Europe and by delays in capital projects in the U.S. and China pending the outcome of key presidential elections during the second fiscal quarter and unfavorable foreign currency translation of $28.3 million.

Net sales for the six months ended December 31, 2012 were $2.054 billion compared to $2.178 billion in the same period in the prior year, a decrease of 5.7 percent or 1.1 percent excluding foreign currency translation. Net sales decreased in all of our segments. The decrease was primarily due to the economic slowdown in Europe which significantly impacted automotive production. Sales in our Professional segment were similarly affected by the recession in Europe and by delays in capital projects in the U.S. and China pending the outcome of key presidential elections during the second fiscal quarter and unfavorable foreign currency translation of $100.3 million. In addition, prior year sales were exceptionally robust due to a surge in vehicle production to fulfill pent-up demand and one-time competitive replacement following interruptions associated with the tsunami in Japan.

A summary of our net sales by business segment is presented below:

	Three Months Ended December 31,				Six Months Ended December 31,
	2012	%	2011	%	2012	%	2011	%
Net sales:
Infotainment	$540,303	51%	$599,899	53%	$1,100,827	54%	$1,203,157	55%
Lifestyle	371,576	35%	368,754	33%	663,274	32%	668,593	31%
Professional	143,506	14%	158,376	14%	287,185	14%	305,882	14%
Other	257	0%	0	0%	2,549	0%	0	0%

Total	$1,055,642	100%	$1,127,029	100%	$2,053,835	100%	$2,177,632	100%

Infotainment – Net sales for the three months ended December 31, 2012 decreased $59.6 million, or 9.9 percent, compared to the same period in the prior year, and decreased 7.0 percent excluding foreign currency translation. The decrease in net sales was primarily due to lower European automotive production due to the lower demand in Western Europe, including Germany and unfavorable foreign currency translation of $18.8 million. Due to the declining economic conditions, several European original equipment manufacturers extended their holiday shutdown.

Net sales for the six months ended December 31, 2012 decreased $102.3 million, or 8.5 percent, compared to the same period in the prior year, and decreased 2.8 percent excluding foreign currency translation. The decrease in net sales was primarily due to lower European automotive production due to the lower demand in Western Europe, including Germany and unfavorable foreign currency translation of $70.5 million. In addition, prior year sales were exceptionally robust due to the inability of a competitor to supply its customers as a result of the Japanese earthquake and tsunami in fiscal year 2011.

Lifestyle – Net sales for the three months ended December 31, 2012 increased $2.8 million, or 0.8 percent, compared to the same period in the prior year, and increased 3.0 percent excluding foreign currency translation. The increase in net sales is due to robust demand for our new home and multimedia products, partially offset by negative impacts in car audio due to lower European automotive production due to the lower demand in Western Europe, including Germany.

Net sales for the six months ended December 31, 2012 decreased $5.3 million, or 0.8 percent, compared to the same period in the prior year, and increased 3.0 percent excluding foreign currency translation. The decrease in net sales was driven by unfavorable foreign currency translation of $24.4 million, lower sales in car audio due to lower European automotive production due to the lower demand in Western Europe, including Germany. These decreases were partially offset by robust demand for our new home and multimedia products.

Professional – Net sales for the three months ended December 31, 2012 decreased $14.9 million, or 9.4 percent, compared to the same period in the prior year, and decreased 8.4 percent excluding foreign currency translation. The decrease in net sales was primarily due to delays in capital projects in the U.S. and China pending the outcome of key presidential elections during the second fiscal quarter and because of the recession in Europe. In addition, Hurricane Sandy caused a short-term delay related to certain capital projects in the Northeast and unfavorable foreign currency translation of $1.6 million.

Net sales for the six months ended December 31, 2012 decreased $18.7 million, or 6.1 percent, compared to the same period in the prior year, and decreased 4.4 percent excluding foreign currency translation. The decrease in net sales was primarily due to delays in capital projects in the U.S. and China pending the outcome of key presidential elections during the second fiscal quarter and because of the recession in Europe. In addition, Hurricane Sandy caused a short-term delay related to certain capital projects in the Northeast and unfavorable foreign currency translation of $5.5 million.

Gross Profit

Gross profit as a percentage of net sales decreased 1.4 percentage points to 25.7 percent for the three months ended December 31, 2012 compared to 27.1 percent of net sales in the same period in the prior year. The decrease in overall gross profit as a percentage of net sales was primarily in our Infotainment and Lifestyle segments, due to reduced leverage of fixed costs on lower sales and unfavorable product mix.

Gross profit as a percentage of net sales decreased 0.4 percentage points to 26.8 percent for the six months ended December 31, 2012 compared to 27.2 percent of net sales in the same period in the prior year. The decrease in overall gross profit as a percentage of net sales was primarily in our Infotainment segment, due to reduced leverage of fixed costs on lower sales and unfavorable product mix related to the higher margin competitive substitution business related to the Japanese earthquake and tsunami recognized in the prior year, partially offset by improved mitigation of neodymium material cost impacts and productivity gains in our Lifestyle and Professional segments.

A summary of our gross profit by business segment is presented below:

	Three Months Ended December 31,				Six Months Ended December 31,
	2012	Percentage of Net Sales	2011	Percentage of Net Sales	2012	Percentage of Net Sales	2011	Percentage of Net Sales
Gross profit:
Infotainment	$113,163	20.9%	$138,665	23.1%	$241,658	22.0%	$282,775	23.5%
Lifestyle (1)	102,401	27.6%	108,510	29.4%	196,715	29.7%	197,510	29.5%
Professional (1)	55,967	39.0%	58,358	36.8%	111,207	38.7%	112,884	36.9%
Other	262	*	6	*	460	*	12	*

Total	$271,793	25.7%	$305,539	27.1%	$550,040	26.8%	$593,181	27.2%

*	Percent not meaningful.
(1)

Gross profit for the three and six months ended December 31, 2011, has been revised to reflect a change in the measurement of segment operating profit due to a change in the allocation of intercompany royalties between the Lifestyle and Professional segments.

Infotainment – Gross profit as a percentage of net sales decreased 2.2 percentage point to 20.9 percent for the three months ended December 31, 2012 compared to the same period in the prior year. The decrease in gross profit as a percentage of net sales was primarily due to reduced leverage of fixed costs on lower sales and slightly higher warranty expense.

Gross profit as a percentage of net sales decreased 1.5 percentage point to 22.0 percent for the six months ended December 31, 2012 compared to the same period in the prior year. The decrease in gross profit as a percentage of net sales was primarily due to reduced leverage of fixed costs on lower sales and unfavorable product mix, such as the higher margin competitive substitution business recognized in the prior year.

Lifestyle – Gross profit as a percentage of net sales decreased 1.8 percentage points to 27.6 percent for the three months ended December 31, 2012 compared to the same period in the prior year. The decrease in gross profit as a percentage of net sales was due to unfavorable product mix.

Gross profit as a percentage of net sales increased 0.2 percentage points to 29.7 percent for the six months ended December 31, 2012 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was due to improved mitigation of neodymium material cost impacts and the ramp up of new production facilities in emerging markets, partially offset by unfavorable product mix.

Professional – Gross profit as a percentage of net sales increased 2.2 percentage points to 39.0 percent for the three months ended December 31, 2012 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was primarily due to improved profitability of new product introductions.

Gross profit as a percentage of net sales increased 1.8 percentage points to 38.7 percent for the six months ended December 31, 2012 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was primarily due to profitability of new product introductions, improved mitigation of neodymium material cost impacts and productivity gains.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $203.4 million for the three months ended December 31, 2012 compared to $210.2 million in the same period in the prior year, a decrease of $6.8 million. As a percentage of net sales, SG&A increased 0.7 percentage points in the three months ended December 31, 2012 compared to the same period in the prior year. The decrease in SG&A was primarily due to a $12.5 million reduction in our contingent consideration liability related to the acquisition of Harman Embedded Audio, LLC (formerly known as MWM Acoustics LLC) and certain related entities (“MWM Acoustics”), favorable foreign currency translation of $4.4 million, partially offset by the non-recurring $4.0 million earthquake/tsunami related business interruption insurance settlement received in the prior year. Research and development expenses (“R&D”) decreased $6.9 million to $71.5 million, or 6.8 percent of net sales in the three months ended December 31, 2012, compared to $78.4 million, or 7.0 percent of net sales in the same period in the prior year, primarily due to higher customer reimbursements and favorable foreign currency translation of $2.0 million, partially offset by higher gross spending.

SG&A were $402.6 million for the six months ended December 31, 2012 compared to $423.9 million in the same period in the prior year, a decrease of $21.3 million. As a percentage of net sales, SG&A increased 0.1 percentage points in the six months ended December 31, 2012 compared to the same period in the prior year. The decrease in SG&A was primarily due to favorable foreign currency translation of $17.9 million, and a $12.5 million reduction in our contingent consideration liability related to the acquisition of MWM Acoustics, partially offset by the non-recurring $4.0 million earthquake/tsunami related business interruption insurance settlement received in the prior year. R&D decreased $14.8 million to $149.5 million, or 7.3 percent of net sales in the six months ended December 31, 2012, compared to $164.3 million, or 7.5 percent of net sales in the same period in the prior year, primarily due to higher customer reimbursements and favorable foreign currency translation of $9.0 million, partially offset by higher gross spending.

A summary of SG&A by business segment is presented below:

	Three Months Ended December 31,				Six Months Ended December 31,
	2012	Percentage of Net Sales	2011	Percentage of Net Sales	2012	Percentage of Net Sales	2011	Percentage of Net Sales
SG&A:
Infotainment	$82,912	15.3%	$88,737	14.8%	$166,733	15.1%	$186,037	15.5%
Lifestyle (1)	52,570	14.1%	58,899	16.0%	109,625	16.5%	118,581	17.7%
Professional (1)	36,225	25.2%	36,197	22.9%	71,694	25.0%	74,703	24.4%
Other	31,704	*	26,341	*	54,515	*	44,605	*

Total	$203,411	19.3%	$210,174	18.6%	$402,567	19.6%	$423,926	19.5%

*	Percent not meaningful.
(1)

SG&A for the three and six months ended December 31, 2011, has been revised to reflect a change in the measurement of segment operating profit due to a change in the allocation of intercompany royalties between the Lifestyle and Professional segments.

Infotainment – SG&A decreased $5.8 million to $82.9 million for the three months ended December 31, 2012 compared to the same period in the prior year. As a percentage of net sales, SG&A increased 0.5 percentage points to 15.3 percent for the three months ended December 31, 2012 compared to the same period in the prior year. The decrease in SG&A was primarily due to favorable foreign currency translation of $2.8 million. R&D decreased $10.0 million to $44.4 million, or 8.2 percent of net sales in the three months ended December 31, 2012, compared to $54.4 million, or 9.1 percent of net sales in the same period in the prior year, primarily due to higher customer reimbursements and favorable foreign currency translation of $1.8 million, partially offset by higher gross spending of $7.7 million.

SG&A decreased $19.3 million to $166.7 million for the six months ended December 31, 2012 compared to the same period in the prior year. The decrease in SG&A was primarily due to favorable foreign currency translation of $12.2 million and the prior year impact of $4.6 million of costs relating to delayed delivery of product to an infotainment customer. As a percentage of net sales, SG&A decreased 0.4 percentage points to 15.1 percent for the six months ended December 31, 2012 compared to the same period in the prior year. R&D decreased $15.1 million to $98.5 million, or 8.9 percent of net sales in the six months ended December 31, 2012, compared to $113.6 million, or 9.4 percent of net sales in the same period in the prior year, primarily due to higher customer reimbursements and favorable foreign currency translation of $7.9 million, partially offset by higher gross spending of $10.5 million.

Lifestyle – SG&A decreased $6.3 million to $52.6 million for the three months ended December 31, 2012, compared to the same period in the prior year, primarily due to a $12.5 million reduction in our contingent consideration liability related to the acquisition of MWM Acoustics, partially offset by the non-recurring $4.0 million earthquake/tsunami related business interruption insurance settlement received in the prior year and favorable foreign currency translation of $1.2 million. As a percentage of net sales, SG&A decreased 1.9 percentage points to 14.1 percent for the three months ended December 31, 2012 compared to the same period in the prior year. R&D increased $4.4 million to $17.9 million, or 4.8 percent of net sales in the three months ended December 31, 2012 compared to $13.5 million, or 3.7 percent of net sales in the same period in the prior year, primarily due to new product introductions and R&D incurred to accelerate the development of scalable branded audio.

SG&A decreased $9.0 million to $109.6 million for the six months ended December 31, 2012, compared to the same period in the prior year, primarily due to a $12.5 million reduction in our contingent consideration liability related to the acquisition of MWM Acoustic and favorable foreign currency translation of $4.3 million, partially offset by the non-recurring $4.0 million earthquake/tsunami related business interruption insurance settlement received in the prior year. As a percentage of net sales, SG&A decreased 1.2 percentage points to 16.5 percent for the six months ended December 31, 2012 compared to the same period in the prior year. R&D increased $4.0 million to $32.4 million, or 4.9 percent of net sales in the six months ended December 31, 2012 compared to $28.3 million, or 4.2 percent of net sales in the same period in the prior year, primarily due to R&D incurred to accelerate the development of scalable branded audio, partially offset by favorable foreign currency translation of $0.8 million.

Professional – SG&A was flat at $36.2 million for the three months ended December 31, 2012, compared to the same period in the prior year. As a percentage of net sales, SG&A increased 2.3 percentage points to 25.2 percent for the three months ended December 31, 2012 compared to the same period in the prior year. R&D decreased $1.6 million to $7.1 million, or 5.0 percent of net sales in the three months ended December 31, 2012 compared to $8.7 million, or 5.5 percent of net sales in the same period in the prior year, primarily due to productivity improvements.

SG&A decreased $3.0 million to $71.7 million for the six months ended December 31, 2012, compared to the same period in the prior year, primarily due to lower sales volumes, R&D, cost saving initiatives and favorable foreign currency translation of $1.3 million. As a percentage of net sales, SG&A decreased 0.6 percentage points to 25.0 percent for the six months ended December 31, 2012 compared to the same period in the prior year. R&D decreased $3.2 million to $14.5 million, or 5.1 percent of net sales in the six months ended December 31, 2012 compared to $17.8 million, or 5.8 percent of net sales in the same period in the prior year, primarily due to productivity improvements.

Other – Other SG&A includes compensation, benefit and occupancy costs for corporate employees, new technology innovation and expenses associated with our corporate brand identity campaign. Other SG&A increased $5.4 million to $31.7 million for the three months ended December 31, 2012 compared to the same period in the prior year, primarily due to higher marketing expenses related to our global brand awareness campaign. Other SG&A increased $9.9 million to $54.5 million for the six months ended December 31, 2012 compared to the same period in the prior year, primarily due to stock compensation forfeitures in the prior year, and higher marketing expenses related to our global brand awareness campaign.

Restructuring

Our restructuring program that is designed to improve our global footprint, cost structure, technology portfolio, human resources and internal processes continues.

For the three and six months ended December 31, 2012 and 2011, we continued to refine and expand on activities launched in prior years. During the three and six months ended December 31, 2012, no significant new programs were launched. During the three and six months ended December 31, 2011, one significant new program was launched to optimize certain functions in our Professional segment.

A summary and components of our restructuring initiatives are presented below and include accruals for new programs as well as revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Severance Related Costs	Third Party Contractor Termination Costs	Facility Closure and Other Related Costs	Asset Impairments(1)	Total
Liability, June 30, 2012	$19,938	$17	$10,839	$0	$30,794
Expense (2)	(902)	4	969	995	1,066
Accumulated depreciation offset	0	0	0	(995)	(995)
Payments	(6,774)	(22)	(2,414)	0	(9,210)
Foreign currency translation	513	1	(1)	0	513

Liability, December 31, 2012	$12,775	$0	$9,393	$0	$22,168

Liability, June 30, 2011	$31,762	$0	$7,860	$0	$39,622
Expense (2)	841	280	713	1,078	2,912
Accumulated depreciation offset	0	0	0	(1,078)	(1,078)
Payments	(3,072)	(280)	(1,845)	0	(5,197)
Foreign currency translation	(2,144)	0	0	0	(2,144)

Liability, December 31, 2011	$27,387	$0	$6,728	$0	$34,115

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

Restructuring liabilities are recorded in Accrued liabilities and Other non-current liabilities in our Condensed Consolidated Balance Sheets.

Restructuring expenses by reporting business segment are presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Infotainment	$(565)	$(415)	$(295)	$92
Lifestyle	858	190	751	340
Professional	(436)	1,077	(385)	1,357
Other	0	45	0	45

Total	(143)	897	71	1,834
Asset Impairments	955	0	995	1,078

Total	$812	$897	$1,066	$2,912

Sale of Intellectual Property

Effective February 15, 2011, we entered into an agreement with a third party pursuant to which we monetized certain intellectual property rights. No income was recognized in connection with this transaction in the three and six months ended December 31, 2012. Income of less than $0.1 million and $0.3 million was recognized in connection with this transaction, for the three and six months ended December 31, 2011, respectively, which is included in our Condensed Consolidated Statements of Income under the caption Sale of intellectual property.

Goodwill

During the three and six months ended December 31, 2012, we recorded $0.6 million of goodwill in our Infotainment segment associated with the acquisition of Interchain Solution Private Limited. During the three and six months ended December 31, 2011, we recorded $0 and $79.8 million, respectively of goodwill in our Lifestyle segment, associated with the acquisition of MWM Acoustics. Refer to Note 22 – Acquisitions in the Notes to the Condensed Consolidated Financial Statements for more information.

We did not recognize any impairment charges in our Condensed Consolidated Statements of Income in the three and six months ended December 31, 2012 and 2011.

Operating Income

Operating income for the three months ended December 31, 2012 was $68.4 million, or 6.5 percent of net sales compared to operating income of $95.4 million, or 8.5 percent of net sales, in the same period in the prior year. The decrease in operating income was primarily due to lower net sales and gross profit, partially offset by lower SG&A in the three months ended December 31, 2012 compared to the same period in the prior year.

Operating income for the six months ended December 31, 2012 was $147.5 million, or 7.2 percent of net sales compared to operating income of $169.6 million, or 7.8 percent of net sales, in the same period in the prior year. The decrease in operating income was primarily due to lower net sales and gross profit, partially offset by lower SG&A in the six months ended December 31, 2012 compared to the same period in the prior year.

Interest Expense, Net

Interest expense, net, was $3.7 million for the three months ended December 31, 2012 compared to $4.1 million of interest expense, net, in the same period in the prior year. Interest expense, net, for the three months ended December 31, 2012 included interest income of $0.6 million and interest expense of $4.3 million, of which $1.8 million was cash interest and $2.5 million was noncash interest associated with the amortization of the debt discount on the 1.25 percent convertible senior notes due October 15, 2012 (the “Convertible Senior Notes”) and amortization of debt issuance costs on the Convertible Senior Notes and the Multi-Currency Credit Agreement, entered into on December 1, 2010, as amended on December 15, 2011 and July 2, 2012 (the “Credit Agreement”) and the Multi-Currency Credit Agreement entered into on October 10, 2012 (the “New Credit Agreement”). Interest expense, net, for the three months ended December 31, 2011 included interest income of $2.1 million and interest expense of $6.2 million, of which $1.4 million was cash interest and $4.8 million was noncash interest associated with the amortization of the debt discount on the Convertible Senior Notes and amortization of debt issuance costs on the Convertible Senior Notes and the Credit Agreement.

Interest expense, net, was $9.7 million for the six months ended December 31, 2012 compared to $9.3 million of interest expense, net, in the same period in the prior year. Interest expense, net, for the six months ended December 31, 2012 included interest income of

$1.3 million and interest expense of $11.0 million, of which $3.6 million was cash interest and $7.4 million was noncash interest associated with the amortization of the debt discount on the Convertible Senior Notes and amortization of debt issuance costs on the Convertible Senior Notes, the Credit Agreement and the New Credit Agreement (explained in more detail below under the caption “New Credit Agreement and Term Facility”). Interest expense, net, for the six months ended December 31, 2011 included interest income of $4.3 million and interest expense of $13.6 million, of which $3.9 million was cash interest and $9.7 million was noncash interest associated with the amortization of the debt discount on the Convertible Senior Notes and amortization of debt issuance costs on the Convertible Senior Notes and the Credit Agreement.

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

Miscellaneous, Net

Net miscellaneous expenses consisting primarily of bank charges were $1.4 million for the three months ended December 31, 2012, compared to $2.0 million in the same period in the prior year and were $2.6 million for the six months ended December 31, 2012, compared to $3.4 million in the same period in the prior year.

Income Tax Expense, Net

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income. Income tax expense for the three months ended December 31, 2012 and 2011 was $14.8 million and $22.7 million, respectively. The effective tax rate for the three months ended December 31, 2012 and 2011 was 23.7 percent and 27.7 percent, respectively. The change in the effective tax rate for the three months ended December 31, 2012 compared to same period in the prior year was primarily due to the tax effect of foreign exchange gains recorded in the same period in the prior year, foreign exchange losses recorded in the three months ended December 31, 2012 and the mix of income in certain key foreign jurisdictions.

Income tax expense for the six months ended December 31, 2012 and 2011 was $32.0 million and $37.6 million, respectively. The effective tax rate for the six months ended December 31, 2012 and 2011 was 23.9 percent and 25.9 percent, respectively. The change in the effective tax rate for the six months ended December 31, 2012 compared to same period in the prior year, was primarily due to the tax effect of foreign exchange gains and losses, as noted above, and the mix of income in certain key foreign jurisdictions

On January 2, 2013 the American Taxpayer Relief Act of 2012 (H.R. 8) (the “Act”) was signed into law. The Act reinstated the research and experimentation (R&E) credit retroactively from January 1, 2012. The tax implications of the Act have not been included in our results for the three and six month ended December 31, 2012. We estimate that the inclusion of the corporate tax provisions of the Act will result in a discrete tax benefit of $4.7 million that will be included in our third quarter results and a $2.3 million tax benefit that will be included as a component of our annual effective tax rate.

We have net deferred tax assets of $333.9 million primarily consisting of deferred deductions, R&D credits, and foreign tax credits. We have evaluated all available evidence, both positive and negative, and based on the weight of all available evidence we continue to believe that our net deferred tax assets are fairly reflected in our Condensed Consolidated Balance Sheets. If the results of our operations do not meet our current expectations, our net deferred tax assets may become impaired.

As of December 31, 2012, unrecognized tax benefits and the related interest were $35.8 million and $1.7 million, respectively; all but $1.7 million would affect the tax rate if recognized. During the three and six months ended December 31, 2012 we recorded tax reserves on uncertain tax positions in the amount of $0.7 million and $1.6 million, respectively. During the three and six months ended December 31, 2012, we recorded additional interest expense on uncertain tax positions of $0.4 million and $0.5 million, respectively.

Financial Condition

Liquidity and Capital Resources

We primarily finance our working capital requirements through cash generated by operations, borrowings under the New Credit Agreement and trade credit. Cash and cash equivalents were $526.3 million at December 31, 2012 compared to $617.4 million at June 30, 2012. During the six months ended December 31, 2012, our cash and cash equivalents balance decreased $91.1 million. The decrease in cash was primarily due to $100.0 million of cash being used to repay a portion of the outstanding balance of $400.0 million on our Convertible Senior Notes, increases in inventory and accounts receivable and decreases in accounts payable and accrued liabilities, partially offset by sales of short-term investments. We also used cash to make investments in our manufacturing facilities, fund product development and meet the working capital needs of our business segments.

We believe that our existing cash and cash equivalents of $526.3 million and our short-term investments of $81.2 million at December 31, 2012, together with our expected future operating cash flows, and our availability of $741.3 million under our New Credit Agreement, will be sufficient to cover our working capital needs, debt service, our share buy-back program, capital expenditures, including major investments related to manufacturing and research facilities in emerging markets, acquisitions, purchase commitments and quarterly dividends for at least the next 12 months.

Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and maintain access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors beyond our control. We earn a significant amount of our operating income outside the U.S., the majority of which is deemed to be permanently reinvested in foreign jurisdictions. For at least the next 12 months, we have sufficient cash in the U.S., availability under our New Credit Agreement and forecasted domestic cash flow to sustain our operating activities and cash commitments for investing and financing activities, such as quarterly dividends and repayment of debt. In addition, we expect existing foreign cash and cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months. As of December 31, 2012, Cash and cash equivalents of $191.8 million were held in the U.S. and Cash and cash equivalents and Short-term investments of $334.5 million and $81.2 million, respectively, were held by us in foreign jurisdictions.

Operating Activities

For the six months ended December 31, 2012, our net cash used in operations was $52.8 million compared to net cash provided by operations of $20.8 million in the same period in the prior year. The decrease in operating cash flows compared to the same period in the prior year was primarily due to higher payments for accounts payable and accrued liabilities and lower net income. At December 31, 2012, working capital, excluding cash, short-term investments and short-term debt, was $517.0 million, compared with $309.6 million at June 30, 2012. The increase was primarily due to higher receivable and inventory balances and lower accounts payable and accrued liabilities.

Investing Activities

Net cash provided by investing activities was $73.7 million for the six months ended December 31, 2012, compared to $27.1 million used in investing activities in the same period in the prior year. The increase in net cash provided by investing activities compared to the same period in the prior year was primarily due to lower purchases of short-term investments, lower cash paid for acquisitions and lower capital expenditures. Short-term investments consist of commercial paper, short-term deposits and government bonds, time deposits, and treasury bills with original maturities of greater than three months and less than one year. Capital expenditures for the six months ended December 31, 2012 were $42.6 million, in support of new Infotainment and Lifestyle awards, compared to $52.9 million for the same period in the prior year. We expect that our run rate for capital expenditures will slightly increase during fiscal year 2013.

Financing Activities

Net cash used in financing activities was $125.8 million in the six months ended December 31, 2012, compared to $21.1 million used in financing activities in the same period in the prior year. The increase in cash used was primarily due to repayments of the Convertible Senior Notes (explained in more detail below), higher dividends to shareholders, repurchases of common stock and debt issuance costs, partially offset by proceeds from the new term loan facility and share-based payment arrangements.

New Credit Agreement

On October 10, 2012, we and Harman Holding GmbH & Co. KG (“Harman KG”), entered into the New Credit Agreement with a group of banks. The New Credit Agreement provides for (i) a five-year unsecured multi-currency revolving credit facility (the “New Revolving Credit Facility”) in the amount of $750 million (the “Aggregate Revolving Commitment”) with availability in currencies other than the United States Dollar of up to $550 million and (ii) a five-year unsecured United States Dollar term loan facility (the “Term Facility” and collectively with the New Revolving Credit Facility, the “Facilities”) in the amount of $300 million (the “Aggregate Term Commitment” and collectively with the Aggregate Revolving Commitment, the “Aggregate Commitment”). Up to $60 million of the Aggregate Revolving Commitment will be available for letters of credit. Subject to certain conditions set forth in the New Credit Agreement, the Aggregate Commitment may be increased by up to $250 million. We may select interest rates for the Facilities equal to (i) LIBOR plus an applicable margin or (ii) a base rate plus an applicable margin, which in each case is determined based on our credit rating. We are obligated to pay a facility fee on the Aggregate Revolving Commitment, whether drawn or undrawn, which is determined based on our credit rating. Any proceeds from borrowings under the Facilities may be used for general corporate purposes.

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

On October 10, 2012, in connection with the execution of the New Credit Agreement, we, Harman KG, and certain of our subsidiaries, entered into a guarantee agreement (the “New Guarantee Agreement”), that provides, among other things, that the obligations under the New Credit Agreement are guaranteed by us and each of the subsidiary guarantors named therein.

Upon the signing of the New Credit Agreement, we voluntarily terminated the Credit Agreement, as well as the guarantee and collateral agreement entered into in connection with the Credit Agreement. There were no outstanding borrowings under the Credit Agreement as of October 10, 2012, and no early termination penalties were incurred by us as a result of the termination of the Credit Agreement and all of the approximately $8.7 million of letters of credit that were previously outstanding under the Credit Agreement were deemed to be issued and outstanding under the New Credit Agreement.

On October 10, 2012, we borrowed $300 million under the Term Facility to finance, in part, the repayment of all the outstanding $400 million principal amount of Convertible Senior Notes and accrued and unpaid interest thereon. See “Convertible Senior Notes” below for additional information.

At December 31, 2012, there were no outstanding borrowings and approximately $8.7 million of outstanding letters of credit under the New Revolving Credit Facility and $300 million of outstanding borrowings under the Term Facility, of which $30 million is included in our Condensed Consolidated Balance Sheet as Current portion of long-term debt and $270.0 million is classified as Long-term debt. At December 31, 2012, unused available credit under the New Revolving Credit Facility was $741.3 million. In connection with the New Credit Agreement, we incurred $6.1 million of fees and other expenses which are included within Other assets in our Condensed Consolidated Balance Sheet at December 31, 2012. These costs will be amortized over the term of the New Credit Agreement to Interest expense, net in our Condensed Consolidated Statement of Income on a straight-line basis. In addition, during the three and six months ended December 31, 2012, we wrote off $1.1 million of debt issuance costs to Interest expense, net, associated with the Credit Agreement, which represented the portion of these costs that were attributed to the Credit Agreement.

At December 31, 2012, long-term debt maturing in each of the next five fiscal years and thereafter is as follows:

2013	$15,000
2014	30,000
2015	35,625
2016	43,125
2017	135,000
Thereafter	41,250

Total	$300,000

If we do not meet the forecast in our budgets, we could violate our debt covenants and, absent a waiver from our lenders or an amendment to the New Credit Agreement, we could be in default under the New Credit Agreement. As a result, our debt under the New Credit Agreement could become due, which would have a material adverse effect on our financial condition and results of operations. As of December 31, 2012, we were in compliance with all the financial covenants of the New Credit Agreement and expect to be in compliance for the next 12 months.

Convertible Senior Notes

At December 31, 2012 and June 30, 2012, we had $0 and $400 million of Convertible Senior Notes outstanding , which were originally issued on October 23, 2007 (the “Issuance Date”) and were due on October 15, 2012. The Convertible Senior Notes were issued at par and we paid interest at a rate of 1.25 percent per annum on a semiannual basis. On October 15, 2012, the maturity date for the Convertible Senior Notes,we repaid all of the outstanding $400 million principal amount of Convertible Senior Notes and accrued and unpaid interest thereon held by affiliates of Kohlberg Kravis Roberts & Co. (“KKR”) and Goldman Sachs Capital Partners (“GSCP”) and other investors. The repayment of principal was funded by $300 million of borrowings under the Term Facility and $100 million of cash on hand.

Total interest expense related to the Convertible Senior Notes for the three months ended December 31, 2012 and 2011 includes $0.2 million and $1.3 million, respectively, of contractual cash interest expense, an additional $0.7 million and $4.2 million of noncash interest expense, respectively, related to the amortization of the discount and$ 0.1 million and $0.2 million, respectively, related to the amortization of debt issuance costs. Total interest expense related to the Convertible Senior Notes for the six months ended December 31, 2012 and 2011 includes $1.5 million and $2.5 million, respectively, of contractual cash interest expense, an additional $5.0 million and $8.4 million of noncash interest expense, respectively, related to the amortization of the discount and $0.3 million and $0.4 million, respectively, related to the amortization of debt issuance costs

Our total debt, including short-term borrowings, at December 31, 2012 was $300.6 million, primarily comprised of outstanding borrowings under the Term Facility of $300.0 million. Also included in total debt at December 31, 2012 is short-term debt and long-term borrowings of $0.6 million.

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

Credit Rating

On September 7, 2012, Standard & Poors Ratings Services (“S&P”) raised our corporate credit rating to the investment grade BBB–from BB+, citing improved margins and lower business risk. S&P also raised the issue rating on our senior unsecured notes to BB+ from BB. On October 11, 2012, Moody’s Investors Services raised our credit rating to Baa3 from Ba1, elevating us to investment-grade status, with the assignment of the Baa3 rating to the Facilities. We expect that the increase in our credit rating will enable us to continue to obtain credit in the future.

Equity

Total shareholders’ equity at December 31, 2012 was $1.619 billion compared with $1.529 billion at June 30, 2012. The increase is primarily due to higher net income. There were 145,866 shares of our common stock repurchased during the six months ended December 31, 2012 at a cost of $5.4 million.

Off-Balance Sheet Arrangements

We utilize off-balance sheet arrangements in our operations when we enter into operating leases for land, buildings and equipment in the normal course of business, which are not included in our Condensed Consolidated Balance Sheets. In addition, we had outstanding letters of credit of $8.7 million at December 31, 2012 and June 30, 2012 that were not included in our Condensed Consolidated Balance Sheets.

Business Outlook

Our future outlook has been negatively impacted due to changes in global economic conditions, in particular the European sovereign debt crisis and reduced rate of growth within the Chinese economy. This has driven a contraction in consumer discretionary spending, delays in capital expenditure projects and the accelerated ramp down of certain automotive customer programs, resulting in lower demand for our products. These unfavorable economic conditions are forecasted to remain in place for at least the next two quarters. The company plans to continue its investment in R&D and marketing programs during this recessionary period, which is intended to provide an accelerated rate of growth once more favorable economic conditions return.

We are planning on implementing restructuring initiatives in the second half of fiscal year 2013, which will eliminate approximately 500 jobs in high cost countries, resulting in operational savings of approximately $30 to $35 million in fiscal year 2014. We expect to record a restructuring charge of $30 to $35 million in the second half of fiscal year 2013.

Subsequent Events

Dividend Declaration

On January 31, 2013, we declared a cash dividend of $0.15 per share for the quarter ended December 31, 2012. The quarterly dividend will be paid on February 26, 2013 to each stockholder of record as of the close of business on February 11, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are required to include information about potential effects of changes in interest rates and currency exchange rates in our periodic reports filed with the Securities and Exchange Commission (“SEC”). Since December 31, 2012, there have been no material changes in the quantitative or qualitative aspects of our market risk profile. See Item 7A, Quantitative and Qualitative Disclosure About Market Risk included in our 2012 Annual Report.

Interest Rate Sensitivity/Risk

At December 31, 2012, interest on 100 percent of our borrowings was determined on a variable rate basis. The interest rates on the balances of our debt, cash and cash equivalents and short-term investments are subject to changes in U.S. and European short-term interest rates. To assess exposure to interest rate changes, we have performed a sensitivity analysis assuming a hypothetical 100 basis point increase or decrease in interest rates across all outstanding debt and investments. Our analysis indicates that the effect on net income for the six months ended December 31, 2012 of such an increase or decrease in interest rates would be approximately $2.4 million.

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

Our subsidiaries purchase products and raw materials and sell our products in various currencies. As a result, we may be exposed to cost changes relative to local currencies in these markets. To mitigate these transactional risks, we enter into foreign exchange contracts. Also, foreign currency positions are partially offsetting and are netted against one another to reduce exposure. We presently estimate the effect on income before income taxes for the six months ended December 31, 2012, based upon a recent estimate of foreign exchange transactional exposure, of a uniform strengthening or uniform weakening of the transaction currency rates of 10 percent, would be to increase or decrease income before income taxes by approximately $7.3 million. As of December 31, 2012, we had hedged a portion of our estimated foreign currency transactions using foreign exchange contracts, including forwards and options.

Changes in currency exchange rates, principally the change in the value of the Euro compared to the U.S. dollar have an impact on our reported results when the financial statements of foreign subsidiaries are translated into U.S. dollars. Over half our sales are denominated in Euros. The average exchange rate for the Euro versus the U.S. dollar for the six months ended December 31, 2012 decreased 7.8 percent from the same period in the prior fiscal year.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the SEC under the 1934 Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

On October 26, 2011, we announced that our Board of Directors authorized the repurchase of up to $200 million of our common stock (the “Buyback Program”). The Buyback Program allows us to purchase shares of our common stock in accordance with applicable securities laws on the open market, or through privately negotiated transactions, through October 25, 2012. We entered into an agreement with an external broker, which provides the structure under which the program may be facilitated which expired on October 25, 2012. On October 23, 2012, the Board of Directors approved an extension of the Buyback Program through October 25, 2013. The Buyback Program may be suspended or discontinued at any time. We will determine the timing and the amount of any repurchases based on an evaluation of market conditions, share price and other factors. During the three and six months ended December 31, 2012, we repurchased 15,900 shares and 145,866 shares, respectively, at a cost of $0.6 million and $5.4 million, respectively, under the Buyback Program for a total buyback of 3,392,275 shares at a cost of $129.3 million.

The following table provides information about shares acquired in connection with our share buyback program during the three months ended December 31, 2012:

	Total Number of Shares Acquired During Period	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program
October 1 – October 31, 2012	0	0.00	0
November 1 – November 30, 2012	15,900	$36.99	15,900
December 1 – December 31, 2012	0	0.00	0

Total	15,900	$0.00	15,900	$70,655,177

Item 6.	Exhibits

Exhibit No.	Exhibit Description

10.1	Multi-Currency Credit Agreement by and among Harman International Industries, Incorporated, Harman Holding GmbH & Co. KG, J.P. Morgan Securities LLC, HSBC Securities (USA) Inc., UniCredit Capital Markets LLC and Wells Fargo Securities, LLC, as joint lead arrangers, JPMorgan Chase Bank, N.A., as administrative agent, HSBC Securities (USA) Inc., UniCredit Capital Markets LLC and Wells Fargo Securities, LLC, as syndication agents, Bank of America, N.A., RBS Citizens, N.A., TD Bank, National Association and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as documentation agents, and the other banks and financial institutions party thereto, dated as of October 10, 2012. (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on October 11, 2012 and hereby incorporated by reference.)

10.2	Guarantee Agreement by and among Harman International Industries, Incorporated, Harman Holding GmbH & Co. KG, the subsidiaries of Harman International Industries, Incorporated identified therein, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of October 10, 2012. (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on October 11, 2012 and hereby incorporated by reference.)

31.1	Certification of Dinesh Paliwal pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Herbert Parker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dinesh Paliwal and Herbert Parker, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase.*

101.LAB	XBRL Taxonomy Extension Label Linkbase.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following financial information formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended December 31, 2012 and 2011, (ii) Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended December 31, 2012 and 2011, (iii) Condensed Consolidated Balance Sheets at December 31, 2012 and June 30, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2012 and 2011 and (iv) Notes to the Condensed Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harman International Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harman International Industries, Incorporated

Date: January 31, 2013	By:	/S/ HERBERT K. PARKER
Herbert K. Parker
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)