Form 10-Q
period 2013-03-31
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2013-05-02
CIK 800459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 26, 2013, 67,952,547 shares of common stock, par value $.01, were outstanding.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

Form 10-Q

March 31, 2013

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

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	March 31, 2013	June 30, 2012
Assets
Current assets
Cash and cash equivalents	$422,240	$617,356
Short-term investments	10,000	203,014
Receivables, net	719,376	582,835
Inventories	598,608	427,597
Other current assets	321,364	285,443

Total current assets	2,071,588	2,116,245
Property, plant and equipment, net	418,043	430,234
Goodwill	237,236	180,811
Deferred tax assets, long-term, net	286,430	308,768
Other assets	205,744	133,406

Total assets	$3,219,041	$3,169,464

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$30,403	$395,409
Short-term debt	885	227
Accounts payable	494,131	505,694
Accrued liabilities	405,559	368,002
Accrued warranties	115,830	97,289
Income taxes payable	11,715	15,279

Total current liabilities	1,058,523	1,381,900
Long-term debt	262,566	0
Pension liability	168,947	168,099
Other non-current liabilities	89,056	89,854

Total liabilities	1,579,092	1,639,853

Commitments and contingencies	—	—
Preferred stock	0	0
Common stock	969	961
Additional paid-in capital	962,402	943,971
Accumulated other comprehensive income	21,073	29,709
Retained earnings	1,832,419	1,726,486
Less: Common stock held in treasury	(1,176,914)	(1,171,516)

Total shareholders’ equity	1,639,949	1,529,611

Total liabilities and shareholders’ equity	$3,219,041	$3,169,464

See accompanying Notes to the Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except earnings per share data)	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net sales	$1,061,772	$1,095,675	$3,115,607	$3,273,307
Cost of sales	792,577	803,045	2,296,372	2,387,496

Gross profit	269,195	292,630	819,235	885,811
Selling, general and administrative expenses	230,933	232,755	633,500	656,681
Sale of intellectual property	0	0	0	(301)

Operating income	38,262	59,875	185,735	229,431
Other expenses:
Interest expense, net	1,614	5,394	11,296	14,729
Foreign exchange (gains) losses, net	(1,645)	109	(506)	11,706
Miscellaneous, net	1,174	841	3,783	4,240

Income before income taxes	37,119	53,531	171,162	198,756
Income tax expense (benefit), net	2,207	(119,125)	34,206	(81,522)
Equity in loss of unconsolidated subsidiaries	39	0	39	0

Net income	$34,873	$172,656	$136,917	$280,278

Earnings per share:
Basic	$0.50	$2.41	$1.99	$3.93

Diluted	$0.50	$2.38	$1.97	$3.88

Weighted average shares outstanding:
Basic	69,109	71,622	68,932	71,395

Diluted	69,892	72,604	69,676	72,263

See accompanying Notes to the Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net income	$34,873	$172,656	$136,917	$280,278

Other comprehensive income (loss):
Foreign currency translation (loss) gain	(21,677)	21,744	2,793	(88,650)
Unrealized gains (losses) on hedging derivatives	17,524	(21,377)	(21,154)	50,408
Pension liability adjustment	1,709	(2,569)	3,791	(3,053)
Unrealized gains (losses) on available for sale securities	149	145	500	(32)

Other comprehensive loss before taxes	(2,295)	(2,057)	(14,070)	(41,327)
Income tax expense (benefit)	5,074	(6,989)	(5,434)	12,957

Other comprehensive (loss) income, net of taxes	(7,369)	4,932	(8,636)	(54,284)

Comprehensive income, net of taxes	$27,504	$177,588	$128,281	$225,994

See accompanying Notes to the Condensed Consolidated Financial Statements

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
(In thousands)	2013	2012
Cash flows from operating activities:
Net income	$136,917	$280,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,994	90,197
Sale of intellectual property	(0)	(301)
Deferred income taxes	11,836	(84,053)
(Gain) loss on disposition of assets	(1,679)	845
Share-based compensation	12,302	13,437
Non-cash interest expense	7,954	14,462
Non-cash reduction in contingent liabilities	(12,500)	0
Changes in operating assets and liabilities, net of acquired businesses:
Decrease (increase) in:
Receivables, net	(109,331)	(137,916)
Inventories, net	(119,984)	(97,870)
Other current assets	(46,636)	(57,515)
Increase (decrease) in:
Accounts payable	(25,663)	4,699
Accrued warranties	17,531	(20,012)
Accrued other liabilities	10,753	43,588
Income taxes payable	(4,720)	316
Other operating activities	(6,031)	(17,231)

Net cash (used in) provided by operating activities	(37,257)	32,924
Cash flows from investing activities:
Purchases of short-term investments	(73,755)	(370,203)
Maturities of short-term investments	267,280	560,324
Acquisitions, net of cash received	(99,268)	(70,535)
Proceeds from asset dispositions	3,785	2,264
Capital expenditures	(66,171)	(77,765)
Other items, net	(1,683)	(3,537)

Net cash provided by investing activities	30,188	40,548
Cash flows from financing activities:
Net decrease in short-term borrowings	(40,799)	(1,313)
Net increase in long term debt	300,000	0
Repayments of long-term debt	(416,558)	0
Debt issuance costs	(6,094)	0
Cash dividends to shareholders	(30,808)	(15,858)
Repurchase of common stock	(5,398)	0
Share-based compensation	10,322	8,843
Other items, net	(6,265)	(4,046)

Net cash used in financing activities	(195,600)	(12,374)
Effect of exchange rate changes on cash	7,553	(24,432)

Net (decrease) increase in cash and cash equivalents	(195,116)	36,666
Cash and cash equivalents at beginning of period	617,356	603,892

Cash and cash equivalents at end of period	$422,240	$640,558

Supplemental disclosure of cash flow information:
Interest paid	$5,263	$1,275
Income taxes paid	$17,896	$12,482
Non-Cash Investing Activities:
Accrued and contingent acquisition-related liabilities	$288	$28,017

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

Our unaudited, condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (our “2012 Annual Report”) and do not include all information and footnote disclosures included in our audited financial statements. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly, in all material respects, the consolidated financial condition, results of operations and cash flows for the periods presented. Operating results for the three and nine months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2013 due to seasonal, economic and other factors. Where necessary, information for prior periods has been reclassified to conform to the consolidated financial statement presentation in the current fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in our 2012 Annual Report.

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

Recently Issued Accounting Standards

Comprehensive Income: In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which amends Accounting Standards Codification 220, “Comprehensive Income.” The new guidance requires the disclosure of amounts reclassified out of accumulated other comprehensive income by component and by net income line item. The disclosure may be provided either parenthetically on the face of the financial statements or in the notes. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2012. We will adopt the provisions of this new guidance on July 1, 2013. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

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

Note 3 – Allowance for Doubtful Accounts

We reserve an estimated amount for accounts receivable that may not be collected. Methodologies for estimating the allowance for doubtful accounts are based primarily on specific identification of uncollectible accounts. Historical collection rates and customer credit worthiness are considered in determining specific reserves. At March 31, 2013 and June 30, 2012, we had $14.1 million and $6.0 million, respectively, reserved for possible uncollectible accounts receivable.

Note 4 – Inventories

Inventories, net consist of the following:

	March 31, 2013	June 30, 2012
Finished goods	$252,918	$161,124
Work in process	86,304	69,577
Raw materials	259,386	196,896

Inventories	$598,608	$427,597

At March 31, 2013 and June 30, 2012, our inventory reserves were $76.8 million and $61.9 million, respectively.

Note 5 – Property, Plant and Equipment, net

Property, plant and equipment, net consist of the following:

	Estimated Useful Lives (in Years)	March 31, 2013	June 30, 2012
Land		$7,406	$8,046
Buildings and improvements	1-50	249,303	254,563
Machinery and equipment	3-20	1,089,706	1,002,539
Furniture and fixtures	3-10	32,896	29,423

Property, plant and equipment, gross		1,379,311	1,294,571
Less accumulated depreciation and amortization		(961,268)	(864,337)

Property, plant and equipment, net		$418,043	$430,234

Depreciation expense for the three months ended March 31, 2013 and 2012 was $29.9 million and $26.9 million, respectively, and was $84.1 million and $81.1 million in the nine months ended March 31, 2013 and 2012.

Note 6 – Accrued Warranties

Details of our accrued warranties are as follows:

	Nine Months Ended March 31,
	2013	2012
Accrued warranties, June 30	$97,289	$122,396
Warranty expense	50,555	36,606
Warranty payments (cash or in-kind)	(35,127)	(47,276)
Other(1)	3,113	(9,342)

Accrued warranties, March 31	$115,830	$102,384

(1)	Other primarily represents foreign currency translation and an adjustment for the addition of accrued warranties related to the acquisition of Martin Professional A/S (“Martin”).

Note 7 – Earnings Per Share

We apply the two-class method when computing earnings per share, which requires that net income per share for each class of shares entitled to dividends be calculated assuming all of our net income is distributed as dividends to these shareholders based on their contractual rights.

The following table presents the calculation of basic and diluted earnings per share of common stock outstanding:

	Three Months Ended March 31,
	2013		2012
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted Earnings per Share:
Net income	$34,873	$34,873	$172,656	$172,656

Denominator for Basic and Diluted Earnings per Share:
Weighted average shares outstanding	69,109	69,109	71,622	71,622
Employee stock options	0	783	0	982

Total weighted average shares outstanding	69,109	69,892	71,622	72,604

Earnings per Share:
Earnings per share	$0.50	$0.50	$2.41	$2.38

	Nine Months Ended March 31,
	2013		2012
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted Earnings per Share:
Net income	$136,917	$136,917	$280,278	$280,278

Denominator for Basic and Diluted Earnings per Share:
Weighted average shares outstanding	68,932	68,932	71,395	71,395
Employee stock options	0	744	0	868

Total weighted average shares outstanding	68,932	69,676	71,395	72,263

Earnings per Share:
Earnings per share	$1.99	$1.97	$3.93	$3.88

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities, as defined under GAAP, and are included in the computation of earnings per share pursuant to the two-class method.

Certain options were outstanding and not included in the computation of diluted net earnings per share because the assumed exercise of these options would have been antidilutive. Options to purchase 1,245,003 and 981,637 shares of our common stock were outstanding for the three months ended March 31, 2013 and 2012, respectively, and were excluded from the computation of diluted earnings per share because they would have been antidilutive. In addition, no restricted shares and restricted stock units for the three months ended March 31, 2013 and 2012 were excluded from the computation of diluted earnings per share as they did not have an antidilutive impact.

Options to purchase 1,339,085 and 1,943,917 shares of our common stock were outstanding for the nine months ended March 31, 2013 and 2012, respectively, and excluded from the computation of diluted earnings per share because they would have been antidilutive. In addition, 59,161 and 5,000 restricted shares and restricted stock units were outstanding during the nine months ended March 31, 2013 and 2012, respectively, and were excluded from the computation of diluted earnings per share as they also would have been antidilutive.

In October 2012, we repaid our $400 million of 1.25 percent convertible senior notes due October 15, 2012 (the “Convertible Senior Notes”), and therefore the Convertible Senior Notes had no impact on our calculation of earnings per share for the three and nine months ended March 31, 2013. For the three and nine months ended March 31, 2012, the conversion terms of the Convertible Senior Notes would have affected the calculation of diluted earnings per share if the price of our common stock exceeded the conversion price of the Convertible Senior Notes. The initial conversion price of the Convertible Senior Notes was approximately $104 per share, subject to adjustment in specified circumstances as described in the indenture governing the Convertible Senior Notes, as amended (the “Indenture”). Upon conversion, a holder of the Convertible Senior Notes would have received an amount per $1,000 principal amount of Convertible Senior Notes in cash equal to the lesser of $1,000 or the conversion value of the Convertible Senior Notes, determined in the manner set forth in the Indenture. If the conversion value exceeded $1,000, we would have delivered $1,000 in cash and, at our option, cash or common stock or a combination of cash and common stock for the conversion price in excess of $1,000. The conversion option was indexed to our common stock and was therefore classified as equity in our Condensed Consolidated Balance Sheet at June 30, 2012. The conversion option would not have resulted in an adjustment to net income in calculating diluted earnings per share. The dilutive effect of the conversion option was calculated using the treasury stock method. Therefore, conversion settlement shares would have been included in diluted shares outstanding if the price of our common stock exceeded the conversion price of the Convertible Senior Notes. Refer to Note 9 – Debt for more information.

Note 8 – Goodwill

During the three months ended March 31, 2013, we recorded $57.7 million of goodwill in our Professional segment associated with the acquisition of Martin. During the nine months ended March 31, 2013, we recorded $57.7 million of goodwill in our Professional segment associated with the acquisition of Martin and $0.6 million of goodwill in our Infotainment segment associated with the acquisition of substantially all the assets of Interchain Solutions Private Limited (“Interchain”). During the three and nine months ended March 31, 2012, we recorded $0 and $79.8 million, respectively, of goodwill in our Lifestyle segment, associated with the acquisition of MWM Acoustics, LLC and certain related entities (“MWM Acoustics”). Refer to Note 22 – Acquisitions for more information.

We did not recognize any impairment charges in our Condensed Consolidated Statements of Income in the three and nine months ended March 31, 2013 and 2012.

Note 9 – Debt

Short Term Borrowings

At March 31, 2013 and June 30, 2012, we had $0.9 and $0.2 million of short-term borrowings outstanding, respectively. At March 31, 2013, we maintained lines of credit of $46.5 million in the aggregate, primarily in Denmark, Hungary, China and India. At June 30, 2012, we maintained lines of credit of $17.8 million in the aggregate, in China, Hungary, the U.S., Austria and Brazil.

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

Upon the signing of the New Credit Agreement, we voluntarily terminated the Multi-Currency Credit Agreement, entered into on December 1, 2010, as amended on December 15, 2011 and July 2, 2012 (the “Credit Agreement”), as well as the guarantee and collateral agreement entered into in connection with the Credit Agreement. There were no outstanding borrowings under the Credit Agreement as of October 10, 2012, and no early termination penalties were incurred by us as a result of the termination of the Credit Agreement and all of the approximately $8.7 million of letters of credit that were previously outstanding under the Credit Agreement were deemed to be issued and outstanding under the New Credit Agreement.

On October 10, 2012, we borrowed $300 million under the Term Facility to finance, in part, the repayment of all the outstanding $400 million principal amount of Convertible Senior Notes and accrued and unpaid interest thereon. See “Convertible Senior Notes” below for additional information.

At March 31, 2013, there were no outstanding borrowings and approximately $6.8 million of outstanding letters of credit under the New Revolving Credit Facility and $292.5 million of outstanding borrowings under the Term Facility, of which $30.0 million is included in our Condensed Consolidated Balance Sheet as Current portion of long-term debt and $262.5 million is classified as Long-term debt. At March 31, 2013, unused available credit under the New Revolving Credit Facility was $743.2 million. In connection with the New Credit Agreement, we incurred $6.1 million of fees and other expenses which are included within Other assets in our Condensed Consolidated Balance Sheet at March 31, 2013. These costs will be amortized over the term of the New Credit Agreement to Interest expense, net in our Condensed Consolidated Statement of Income on a straight-line basis. In addition, during the three and nine months ended March 31, 2013, we wrote off $0 and $1.1 million of debt issuance costs, respectively, to Interest expense, net, associated with the Credit Agreement, which represented the portion of these costs that were attributed to the Credit Agreement.

At March 31, 2013, long-term debt maturing in each of the next five fiscal years and thereafter is as follows:

2013	$7,500
2014	30,469
2015	35,625
2016	43,125
2017	135,000
Thereafter	41,250

Total	$292,969

If we do not meet the forecast in our budgets, we could violate our debt covenants and, absent a waiver from our lenders or an amendment to the New Credit Agreement, we could be in default under the New Credit Agreement. As a result, our debt under the New Credit Agreement could become due, which would have a material adverse effect on our financial condition and results of operations. As of March 31, 2013, we were in compliance with all the financial covenants of the New Credit Agreement.

Convertible Senior Notes

At March 31, 2013 and June 30, 2012, we had $0 and $400 million of Convertible Senior Notes outstanding, which were originally issued on October 23, 2007 (the “Issuance Date”) and were due on October 15, 2012. The Convertible Senior Notes were issued at par and we paid interest at a rate of 1.25 percent per annum on a semiannual basis. On October 15, 2012, the maturity date for the Convertible Senior Notes, we repaid all of the outstanding $400 million principal amount of Convertible Senior Notes and accrued and unpaid interest thereon held by affiliates of Kohlberg Kravis Roberts & Co. (“KKR”) and Goldman Sachs Capital Partners (“GSCP”) and other investors. The repayment of principal was funded by $300 million of borrowings under the Term Facility and $100 million of cash on hand.

There was no interest expense associated with the Convertible Senior Notes in the three months ended March 31, 2013, as they were no longer outstanding. Total interest expense related to the Convertible Senior Notes for the three months ended March 31, 2012 includes $1.3 million of contractual cash interest expense, an additional $4.1 million of noncash interest expense, related to the amortization of the discount and $0.2 million related to the amortization of debt issuance costs. Total interest expense related to the Convertible Senior Notes for the nine months ended March 31, 2013 and 2012 includes $1.5 million and $3.8 million, respectively, of contractual cash interest expense, an additional $5.0 million and $12.5 million of noncash interest expense, respectively, related to the amortization of the discount, and $0.3 million and $0.6 million, respectively, related to the amortization of debt issuance costs.

Registration Rights Agreement

On October 23, 2007, we entered into a registration rights agreement (the “Registration Rights Agreement”) requiring us to register the Convertible Senior Notes and the shares contingently issuable upon conversion of the Convertible Senior Notes. On October 23, 2008, we filed an automatically effective registration statement with the SEC to meet this requirement. We were required to keep the registration statement effective until the earlier of (a) such time as the Convertible Senior Notes and the shares contingently issuable under the Convertible Senior Notes (1) were sold under an effective registration statement or pursuant to Rule 144 of the Securities Act of 1933, (2) were freely transferable under Rule 144 more than one year following October 23, 2007, or (3) cease to be outstanding, and (b) five years and three months following October 23, 2007.

On October 21, 2011, we entered into an Amendment to the Registration Rights Agreement with the holders of the Convertible Senior Notes, which provided for the postponement of our obligation to file a new registration statement covering the Convertible Senior Notes until such time as one of the holders of the Convertible Senior Notes demanded that we file a registration statement. Upon the receipt of such a demand, we would have seven business days to file a registration statement with the SEC covering the Convertible Senior Notes. On October 15, 2012, the Registration Rights Agreement was terminated in accordance with its terms upon the repayment of all outstanding principal and interest related to the Convertible Senior Notes.

Note 10 – Income Taxes

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income. Income tax expense (benefit) for the three months ended March 31, 2013 and 2012 was a $2.2 million expense and a $119.1 million benefit, respectively. The effective tax rate for the three months ended March 31, 2013 and 2012 was 5.9 percent and (222.5) percent, respectively. The change in the effective tax rate for the three months ended March 31, 2013 compared to same period in the prior year was primarily due to the release in the valuation allowance realized during the three months ended March 31, 2012, the retroactive reinstatement of the U.S. research and experimental tax credit that was signed into law on January 2, 2013 and the mix of income in certain key foreign jurisdictions.

Income tax expense (benefit) for the nine months ended March 31, 2013 and 2012 was a $34.2 million expense and an $81.5 million benefit, respectively. The effective tax rate for the nine months ended March 31, 2013 and 2012 was 20.0 percent and (41.0) percent, respectively. The change in the effective tax rate for the nine months ended March 31, 2013 compared to same period in the prior year was primarily due to the release in the valuation allowance realized during the nine months ended March 31, 2012, the retroactive reinstatement of the U.S. research and experimental tax credit that was signed into law on January 2, 2013 and the mix of income in certain key foreign jurisdictions.

As of March 31, 2013, unrecognized tax benefits and the related interest were $34.8 million and $1.7 million, respectively; all of which would affect the tax rate if recognized. During the three and nine months ended March 31, 2013 we recorded tax reserves on uncertain tax positions in the amount of $0.7 million and $2.3 million, respectively. During the three and nine months ended March 31, 2013 we settled an uncertain tax provision that resulted in a $1.7 million reduction in our tax reserves. This reduction had no impact on our effective tax rate. During the three and nine months ended March 31, 2013, we recorded additional interest expense on uncertain tax positions of $0.0 and $0.5 million, respectively.

Note 11 – Shareholders’ Equity

Preferred Stock

As of March 31, 2013 and June 30, 2012, we had no shares of preferred stock outstanding. We are authorized to issue 5 million shares of preferred stock, $0.01 par value.

Common Stock

We have 200 million authorized shares of common stock, $0.01 par value. At March 31, 2013 and June 30, 2012, we had 96,949,433 and 96,132,542 shares issued; 28,992,092 and 28,846,226 shares in treasury stock and 67,957,341 and 67,286,316 shares outstanding (net of treasury stock), respectively.

Share Buy-Back Program

On October 26, 2011, we announced that our Board of Directors authorized the repurchase of up to $200 million of our common stock (the “Buyback Program”). The Buyback Program allows us to purchase shares of our common stock in accordance with applicable securities laws on the open market, or through privately negotiated transactions, through October 25, 2012. We entered into an agreement with an external broker, which provided the structure under which the program may be facilitated which expired on October 25, 2012. On October 23, 2012, the Board of Directors approved an extension of the Buyback Program through October 25, 2013. The Buyback Program may be suspended or discontinued at any time. We will determine the timing and the amount of any repurchases based on an evaluation of market conditions, share price and other factors. During the three months ended March 31, 2013, we did not repurchase any shares. During the nine months ended March 31, 2013, we repurchased 145,866 shares at a cost of $5.4 million under the Buyback Program for a total buyback of 3,392,275 shares at a cost of $129.3 million.

Changes in Equity:

The following is a summary of the changes in Accumulated Other Comprehensive Income (“AOCI”) and changes in equity for the nine months ended March 31, 2013 and 2012:

	Preferred Stock	Common Stock	Additional Paid-in Capital	AOCI	Retained Earnings	Treasury Stock	Total Equity
Balance at June 30, 2012	$0	$961	$943,971	$29,709	$1,726,486	$(1,171,516)	$1,529,611
Net income	0	0	0	0	136,917	0	136,917
Comprehensive loss, net	0	0	0	(8,636)	0	0	(8,636)
Treasury stock repurchases	0	0	0	0	0	(5,398)	(5,398)
Exercise of stock options, net of shares received	0	8	10,314	0	0	0	10,322
Share-based compensation, net of tax	0	0	8,117	0	0	0	8,117
Dividends ($0.60 per share)	0	0	0	0	(30,984)	0	(30,984)

Balance at March 31, 2013	$0	$969	$962,402	$21,073	$1,832,419	$(1,176,914)	$1,639,949

	Preferred Stock	Common Stock	Additional Paid-in Capital	AOCI	Retained Earnings	Treasury Stock	Total Equity
Balance at June 30, 2011	$0	$956	$915,433	$136,733	$1,418,106	$(1,047,570)	$1,423,658
Net income	0	0	0	0	280,278	0	280,278
Comprehensive loss, net	0	0	0	(54,284)	0	0	(54,284)
Exercise of stock options, net of shares received	0	5	8,838	0	0	0	8,843
Share-based compensation, net of taxes	0	0	13,080	0	0	0	13,080
Dividends ($0.30 per share)	0	0	0	0	(15,858)	0	(15,858)

Balance at March 31, 2012	$0	$961	$937,351	$82,449	$1,682,526	$(1,047,570)	$1,655,717

At March 31, 2013 and June 30, 2012, AOCI consisted of the following:

Income/(Loss):	March 31, 2013	June 30, 2012
Cumulative translation adjustment	$48,687	$45,894
Pension liability adjustment	(35,157)	(38,447)
Unrealized gains on hedging derivatives	11,342	26,296
Unrealized losses on available-for-sale securities	(3,799)	(4,034)

Total AOCI	$21,073	$29,709

We have approximately $2.0 million and $1.8 million of investments at March 31, 2013 and June 30, 2012, respectively, included in Other current assets in our Condensed Consolidated Balance Sheets that have been classified as available-for-sale securities. These securities are recorded at fair value with realized gains and losses recorded in income and unrealized gains and losses recorded in AOCI, net of taxes.

Note 12 – Share-Based Compensation

On December 7, 2011 (the “Effective Date”), our shareholders approved the 2012 Stock Option and Incentive Plan (the “2012 Plan”), which is effective through December 7, 2021. As of the Effective Date, no further grants may be granted under our former plan, the Amended and Restated 2002 Stock Option and Incentive Plan, as amended (the “2002 Plan” and together with the 2012 Plan, the “Plans”). There were initially 4,400,000 shares available for grant under the 2012 Plan. The 2012 Plan provides for two types of awards: (1) a full value grant, as defined in the 2012 Plan, under which one award shall reduce the shares available for grant under the 2012 Plan by 1.71 shares, and (2) an option or stock appreciation right grant, under which one award shall reduce the shares available for grant under the 2012 Plan by one share. During the nine months ended March 31, 2013, 522,775 options to purchase shares of our common stock, 558,661 stock-settled restricted stock units, 970 cash-settled restricted stock units and 7,281 cash-settled stock appreciation rights were granted under the 2012 Plan. As of March 31, 2013, there were 3,191,713 shares available for grant under the 2012 Plan.

Prior to the Effective Date, we had one share-based compensation plan with shares available for grants, the 2002 Plan. On December 8, 2010, we amended the 2002 Plan to increase the number of shares available under the 2002 Plan for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units by 1,100,000 to an aggregate amount not to exceed 7,860,000 shares of our common stock. During the nine months ended March 31, 2013, there were no options to purchase shares of our common stock or restricted stock units granted under the 2002 Plan.

Share-based compensation expense, net was $2.1 million and $5.5 million for the three months ended March 31, 2013 and 2012, respectively, and was $12.3 million and $13.4 million for the nine months ended March 31, 2013 and 2012, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for share-based compensation arrangements was $0.1 million and $1.3 million for the three months ended March 31, 2013 and 2012, respectively, and was $2.7 million and $3.5 million for the nine months ended March 31, 2013 and 2012, respectively.

Fair Value Determination

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions noted in the following table.

	Nine Months Ended March 31,
	2013	2012
Expected volatility	41.8% - 59.3%	48.8% - 66.2%
Weighted-average volatility	49.9%	59.1%
Expected annual dividend	$0.60	$0.30
Expected term (in years)	2.32 - 4.49	1.70 - 5.54
Risk-free rate	0.2% - 0.7%	0.2% - 1.0%

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

Stock Option Activity

A summary of option activity under the Plans as of March 31, 2013 and changes during the nine months ended March 31, 2013 is presented below:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2012	2,410,718	$54.71	6.42	$9,359
Granted	522,775	47.20
Exercised	(511,572)	32.90
Forfeited or expired	(168,102)	69.73

Outstanding at March 31, 2013	2,253,819	$56.80	6.53	$9,301

Exercisable at March 31, 2013	1,287,425	$68.11	4.81	$5,091

The weighted-average grant-date fair value of options granted for the three months ended March 31, 2013 and 2012 was $14.22 and $19.71, respectively, and for the nine months ended March 31, 2013 and 2012 was $15.80 and $14.30, respectively. The total intrinsic value of options exercised for the three months ended March 31, 2013 and 2012 was $1.1 million and $5.0 million, respectively, and for the nine months ended March 31, 2013 and 2012 was $7.3 million and $5.8 million, respectively.

Modification of Certain Stock Option Awards

Prior to fiscal year 2011, certain of the award agreements under the 2002 Plan stated that vested options not exercised were forfeited upon termination of employment for any reason other than death or disability. However, such award agreements provided that the Compensation and Option Committee of our Board of Directors (the “Compensation and Option Committee”) could extend the time period to exercise vested options 90 days beyond the employment termination date for certain employees. During the three and nine months ended March 31, 2013 and 2012, the Compensation and Option Committee used this authority. This action represented a modification of the terms or conditions of an equity award and therefore was accounted for as an exchange of the original award for a new award. Incremental share-based compensation cost for the excess of the fair value of the new award over the fair value of the original award was immaterial.

Restricted Stock Awards

A summary of the status of our nonvested restricted stock as of March 31, 2013 and changes during the nine months ended March 31, 2013, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at June 30, 2012	3,000	$116.65
Vested	(3,000)	116.65

Nonvested at March 31, 2013	0	$0.00

As of March 31, 2013, there was no unrecognized compensation cost related to nonvested restricted stock-based compensation arrangements granted under the 2002 Plan and no weighted average recognition period. At March 31, 2013, no shares of restricted stock were outstanding which were granted outside of the 2002 Plan.

Restricted Stock Units

In the nine months ended March 31, 2013, we granted 97,733 restricted stock units with earnings per share (“EPS”) performance conditions, 97,733 restricted stock units with return on invested capital (“ROIC”) performance conditions and 97,733 restricted stock units with market conditions, under the 2012 Plan. The restricted stock units with EPS performance conditions cliff vest three years from the date of grant based on the achievement of certain cumulative EPS levels from fiscal years 2013 through 2015. The restricted stock units with ROIC conditions cliff vest three years from the date of grant based on the achievement of a certain average ROIC level over fiscal years 2013 through 2015. The restricted stock units with market conditions cliff vest three years from the date of grant based on a comparison of our total shareholder return (“TSR”) to the TSR of a selected peer group of publicly listed multinational companies. The grant date fair value of the restricted stock units with market conditions of $3.7 million was calculated using a Monte Carlo simulation model. Compensation expense, for both the restricted stock units with performance conditions and the restricted stock units with market conditions, is recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the applicable targets will be met for awards with performance conditions, which is reassessed each reporting period.

In the nine months ended March 31, 2012, we granted 118,546 restricted stock units with EPS performance conditions, 118,546 restricted stock units with ROIC performance conditions and 118,546 restricted stock units with market conditions, under the 2002 Plan. The restricted stock units with EPS performance conditions cliff vest three years from the date of grant based on the achievement of certain cumulative EPS levels from fiscal years 2012 through 2014. The restricted stock units with ROIC conditions cliff vest three years from the date of grant based on the achievement of a certain ROIC level in fiscal year 2014. The restricted stock units with market conditions cliff vest three years from the date of grant based on a comparison of our TSR to the TSR of a selected peer group of publicly listed multinational companies. The grant date fair value of the restricted stock units with market conditions of $3.3 million was calculated using a Monte Carlo simulation model. Compensation expense, for both the restricted stock units with performance conditions and the restricted stock units with market conditions, is recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the applicable targets will be met for awards with performance conditions, which is reassessed each reporting period.

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

In the nine months ended March 31, 2013 and 2012, we also granted 243,622 and 281,303 time vested restricted stock units, without performance or market conditions, respectively, under the Plans that vest three years from the date of grant and 21,840 and 24,400 time vested restricted stock units that vest ratably over the three-year vesting period.

In the nine months ended March 31, 2013 and in the fiscal year ended June 30, 2012, we granted 970 and 1,150 cash-settled restricted stock units, respectively, under the 2012 Plan. These restricted stock units are accounted for as liability awards and are recorded at the fair value at the end of the reporting period in accordance with their vesting schedules. During the nine months ended March 31, 2013, none of these restricted stock units were settled. At March 31, 2013 and June 30, 2012, 2,120 and 1,150 cash-settled restricted stock units were outstanding, respectively.

In January and September 2008, we granted 34,608 and 28,344 cash-settled restricted stock units, respectively, outside the 2002 Plan. These restricted stock units are accounted for as liability awards and are recorded at the fair value at the end of the reporting period in accordance with their vesting schedules. During the nine months ended March 31, 2013 and 2012, 1,608 of these restricted stock units were settled in each period, at a cost of $0.1 million in each period. At March 31, 2013, and June 30, 2012, 0 and 1,608 cash-settled restricted stock units were outstanding, respectively.

A summary of equity classified restricted stock unit activity as of March 31, 2013 and changes during the nine months ended March 31, 2013 is presented below:

Shares
Nonvested at June 30, 2012	1,939,364
Granted	558,661
Vested	(445,050)
Forfeited	(297,762)

Nonvested at March 31, 2013	1,755,213

At March 31, 2013, the aggregate intrinsic value of equity classified restricted stock units was $78.3 million and there was $26.5 million of total unrecognized compensation cost related to restricted stock unit compensation arrangements. The weighted average recognition period was 1.4 years.

Stock Appreciation Rights

A summary of cash-settled stock appreciation rights as of March 31, 2013 and changes during the nine months ended March 31, 2013 is presented below:

Shares
Nonvested at June 30, 2012	10,807
Granted	7,281
Vested	(3,332)
Forfeited	(2,090)

Nonvested at March 31, 2013	12,666

Exercisable	273

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

At March 31, 2013 and June 30, 2012, we had outstanding foreign exchange contracts, including forward and option contracts, which are summarized below:

	March 31, 2013		June 30, 2012
	Gross Notional Value	Fair Value Asset/ (Liability)(1)	Gross Notional Value	Fair Value Asset/ (Liability)(1)
Currency Hedged (Buy/Sell):
U.S. Dollar/Euro	$544,264	$18,563	$686,500	$37,962
Euro/U.S. Dollar	199,837	(2,865)	28,750	(1,056)
Swiss Franc/U.S. Dollar	40,032	(689)	0	0
British Pound/Swiss Franc	16,414	81	0	0
Chinese Yuan/U.S. Dollar	15,780	390	36,040	(428)
British Pound/U.S. Dollar	12,083	(234)	0	0
Japanese Yen/Euro	12,036	(1,552)	31,280	1,695
U.S. Dollar/British Pound	5,319	(5)	0	0
Hungarian Forint/Euro	2,099	45	8,816	414
U.S. Dollar/Brazilian Real	1,437	23	0	0
U.S. Dollar/Japanese Yen	450	73	1,800	2

Total	$849,751	$13,830	$793,186	$38,589

(1)	Represents the net receivable/(payable) included in our Condensed Consolidated Balance Sheets.

Cash Flow Hedges

We designate a portion of our foreign exchange contracts as cash flow hedges of foreign currency denominated purchases. As of March 31, 2013 and June 30, 2012, we had $487.5 million and $638.3 million of forward contracts maturing through June 2014 and June 2013, respectively. These contracts are recorded at fair value in the accompanying Condensed Consolidated Balance Sheets. The changes in fair value for these contracts on a spot to spot basis are reported in AOCI, and are reclassified to either Cost of sales or Selling, general and administrative expense (“SG&A”), depending on the nature of the underlying asset or liability that is being hedged, in our Condensed Consolidated Statements of Income, in the period or periods during which the underlying transaction occurs. If it becomes apparent that an underlying forecasted transaction will not occur, the amount recorded in AOCI related to the hedge is reclassified to Foreign exchange losses, net in our Condensed Consolidated Statements of Income in the then-current period. Amounts relating to such reclassifications were immaterial in the three and nine months ended March 31, 2013 and 2012.

Changes in the fair value of the derivatives are highly effective in offsetting changes in the cash flows of the hedged items because the amounts and the maturities of the derivatives approximate those of the forecasted exposures. Any ineffective portion of the derivative is recognized in the current period in our Condensed Consolidated Statements of Income, in the same line item in which the foreign currency gain or loss on the underlying hedged transaction was recorded. No amount of ineffectiveness was recognized in the Condensed Consolidated Statements of Income in the three and nine months ended March 31, 2013 and 2012. All components of each derivative’s gain or loss, with the exception of forward points (see below), were included in the assessment of hedge ineffectiveness. At March 31, 2013 and June 30, 2012, the fair value of these contracts was a net asset of $16.0 million and net asset of $29.8 million, respectively. The amount associated with these hedges that is expected to be reclassified from AOCI to earnings within the next 12 months is a gain of $12.8 million.

We elected to exclude forward points from the effectiveness assessment. At the end of the reporting period, we calculate the excluded amount, which is the fair value relating to the change in forward points that is recorded in current earnings as Foreign exchange losses, net in our Condensed Consolidated Statements of Income. For the three months ended March 31, 2013 and 2012, we recognized $0.2 million and $1.4 million of net gains, respectively, related to the change in forward points. For the nine months ended March 31, 2013 and 2012, we recognized $1.6 million of net gains and $4.0 million of net losses, respectively, related to the change in forward points.

Effective July 1, 2011, we changed the functional currency of two of our foreign subsidiaries to the U.S. Dollar to reflect a change in the currency in which such subsidiaries primarily generate and expend cash. In addition, we recognized approximately zero and $1.4 million as Foreign exchange losses, net in our Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2012, due to the revaluation of certain derivative instruments held at these subsidiaries because we did not meet the requisite documentation requirements to attain hedge accounting treatment. As of January 1, 2012, the documentation was amended and hedge accounting treatment was achieved going forward.

Economic Hedges

When hedge accounting is not applied to derivative contracts, or after former cash flow hedges have been de-designated as balance sheet hedges, we recognize the gain or loss on the associated contracts directly in current period earnings in our Condensed Consolidated Statements of Income, as either Foreign exchange losses, net or Cost of sales according to the underlying exposure. As of March 31, 2013 and June 30, 2012, we had $362.2 million and $154.8 million, respectively, of forward contracts maturing through October 2013 and August 2012, respectively, in various currencies to hedge foreign currency denominated intercompany loans and other foreign currency denominated assets. At March 31, 2013 and June 30, 2012, the fair value of these contracts was a liability of $2.1 million and an asset of $8.8 million, respectively. Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans and other foreign denominated assets in other Foreign exchange losses, net.

Interest Rate Risk Management

We have one interest rate swap contract with a notional amount of $19.7 million and $20.3 million at March 31, 2013 and June 30, 2012, respectively, in order to manage our interest rate exposure and effectively convert interest on an operating lease from a variable rate to a fixed rate. The objective of the swap is to offset changes in rent expenses caused by interest rate fluctuations. The interest rate swap contract is designated as a cash flow hedge. At the end of each reporting period, the discounted fair value of the swap contract is calculated and recorded in AOCI and reclassified to rent expense within SG&A in our Condensed Consolidated Statements of Income, in the then current period. If the hedge is determined to be ineffective, the ineffective portion will be reclassified from AOCI and recorded as rent expense within SG&A. We recognized an immaterial amount of ineffectiveness in each of the three and nine months ended March 31, 2013 and 2012, in our Condensed Consolidated Statements of Income. All components of the derivatives were included in the assessment of the hedges’ effectiveness. The amount associated with the swap contract that is expected to be recorded as rent expense in the next 12 months is a loss of $0.4 million.

Fair Value of Derivatives

The following tables provide a summary of the fair value amounts of our derivative instruments at March 31, 2013 and June 30, 2012:

		Fair Value
	Balance Sheet Location	March 31, 2013	June 30, 2012
Derivatives Designated as Cash Flow Hedges, Gross:
Other assets:
Foreign exchange contracts	Other current assets	$16,930	$30,761

Other liabilities:
Foreign exchange contracts	Accrued liabilities	964	979
Interest rate swap	Accrued liabilities	513	712
Interest rate swap	Other non-current liabilities	0	285

Total liabilities		1,477	1,976

Net asset for derivatives designated as hedging instruments		15,453	28,785

		Fair Value
		March 31, 2013	June 30, 2012
Derivatives Designated as Economic Hedges, Gross:
Other assets:
Foreign exchange contracts	Other current assets	3,227	9,864
Other liabilities:
Foreign exchange contracts	Accrued liabilities	5,363	1,057

Net (liability)/asset for economic hedges:		(2,136)	8,807

Total net derivative asset		$13,317	$37,592

Derivative Activity

The following table shows derivative activity for derivatives designated as cash flow hedges for the three months ended March 31, 2013 and 2012:

Derivative	Location of Derivative Gain/(Loss) Recognized in Income	Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion)		Gain/(Loss) from Amounts Excluded from Effectiveness Testing
		Three Months Ended March 31,
		2013	2012	2013	2012	2013	2012
Foreign exchange contracts	Cost of sales	$(1,918)	$12,056	$0	$0	$0	$0
Foreign exchange contracts	SG&A	248	157	0	0	0	0
Foreign exchange contracts	Foreign exchange losses, net	0	0	0	0	208	1,478
Interest rate swap	SG&A	(205)	(146)	(1)	(2)	0	0

Total cash flow hedges		$(1,875)	$12,067	$(1)	$(2)	$208	$1,478

Derivative	Gain/(Loss) Recognized in AOCI (Effective Portion)
	Three Months Ended March 31,
	2013	2012
Foreign exchange contracts	$15,628	$(9,208)
Interest rate swap	16	(106)

Total cash flow hedges	$15,644	$(9,314)

The following table shows derivative activity for derivatives designated as cash flow hedges for the nine months ended March 31, 2013 and 2012:

Derivative	Location of Derivative Gain/(Loss) Recognized in Income	Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion)		Gain/(Loss) from Amounts Excluded from Effectiveness Testing
		Nine Months Ended March 31,
		2013	2012	2013	2012	2013	2012
Foreign exchange contracts	Cost of sales	$25,847	$371	$0	$0	$0	$2
Foreign exchange contracts	SG&A	326	459	0	0	0	0
Foreign exchange contracts	Foreign exchange losses, net	0	0	0	0	1,603	(3,984)
Interest rate swap	SG&A	(570)	(455)	(4)	(6)	0	0

Total cash flow hedges		$25,603	$375	$(4)	$(6)	$1,603	$(3,982)

Derivative	Gain/(Loss) Recognized in AOCI (Effective Portion)
	Nine Months Ended March 31,
	2013	2012
Foreign exchange contracts	$4,480	$51,160
Interest rate swap	(70)	(444)

Total cash flow hedges	$4,410	$50,716

The following table summarizes gains and losses from our derivative instruments that are not designated as hedging instruments for the three and nine months ended March 31, 2013 and 2012:

		Three Months Ended March 31,		Nine Months Ended March 31,
Derivative	Location of Derivative Gain/(Loss)	2013	2012	2013	2012
Foreign exchange contracts	Cost of sales	$2,214	$(3,589)	$(2,957)	$4,608
Foreign exchange contracts	Foreign exchange losses, net	(4,438)	1,286	(1,686)	(5,163)

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

The following tables provide the fair value hierarchy for assets and liabilities measured on a recurring basis and the losses recorded during the periods presented:

	Fair Value at March 31, 2013			Fair Value at June 30, 2012
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets/(Liabilities):
Short-term investments	$10,000	$0	$0	$203,014	$0	$0
Available-for-sale securities	2,048	0	0	1,805	0	0
Foreign exchange contracts	0	13,830	0	0	38,589	0
Interest rate swap	0	(513)	0	0	(997)	0
Pension assets	6,878	0	0	7,011	0	0
Contingent Consideration	0	0	(9,888)	0	0	(22,100)

Net asset/(liability)	$18,926	$13,317	$(9,888)	$211,830	$37,592	$(22,100)

	Total Gains for the Three Months Ended March 31,		Total Gains for the Nine Months Ended March 31,
Description of Liability	2013	2012	2013	2012
Contingent Consideration	$0	$0	$(12,500)	$0

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

Interest Rate Swap: We use an interest rate swap to hedge market risk relating to possible adverse changes in interest rates. We have elected to use the income approach to value our interest rate swap contract, which uses observable Level 2 inputs at the measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted). Level 2 inputs for the swap contract valuation are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR, for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates) at commonly quoted intervals, and credit risk. These key inputs, including the LIBOR cash rates for very short-term, futures rates for up to two years, and LIBOR swap rates beyond the derivative maturity are used to construct the swap yield curve and discount the future cash flows to present value at the measurement date. As the interest rate swap contract is a derivative asset, a credit default swap basis available at commonly quoted intervals has been collected from Bloomberg and applied to all cash flows. If the interest rate swap contract was determined to be a derivative liability, we would be required to reflect potential credit risk to lenders using a borrowing rate specific to our company. See Note 13 – Derivatives for more information regarding our derivative financial instruments.

Pension Assets: Our pension assets have been valued using Level 1 inputs as quoted prices in an active market exist for these assets.

Contingent Consideration: We used a probability-weighted discounted cash flow approach (a form of the income approach) in determining the original fair value of the contingent consideration of $22.1 million related to the acquisition of MWM Acoustics. The principal inputs to the approach included our expectations of the specific business’ earnings before income taxes (“EBIT”) in fiscal 2014 and a discount rate of 12.6 percent, that began with our weighted average cost of capital related to this acquisition of 19.0 percent and adjusted for the risks associated with the underlying EBIT outcome, the functional form of the payout and our credit risk associated with making the payment. Given the use of significant inputs that are not observable in the market, the contingent consideration liability is classified within Level 3 of the fair value hierarchy. In the three and nine months ended March 31, 2013, we reassessed our expectations of the EBIT in fiscal year 2014 and revised our estimate of the contingent consideration liability and reduced the liability by $0 and $12.5 million, respectively, to a balance of $9.6 million at March 31, 2013, The gain was recognized within SG&A in our Condensed Consolidated Statement of Income. In addition, during the three and nine months ended March 31, 2013, we recorded a liability of $0 and $0.3 million, respectively, of contingent consideration related to the earn-out in the Interchain acquisition. Refer to Note 22 – Acquisitions for more information on the contingent consideration liability.

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

The following table provides the carrying value for assets and liabilities measured on a non-recurring basis, all of which are measured under Level 3 of the fair value hierarchy. There were no losses recognized in the three and nine months ended March 31, 2013 and 2012.

Description of Assets	March 31, 2013	June 30, 2012
Goodwill	$237,236	$180,811
Long-lived assets	474,782	459,112

Total	$712,018	$639,923

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

For the three and nine months ended March 31, 2013 and 2012, we continued to refine and expand on activities launched in prior years. During the three and nine months ended March 31, 2013, significant new programs were launched focused on achieving further productivity improvements by consolidating operations and relocating certain functions to lower cost countries. During the three and nine months ended March 31, 2012, we continued to refine and expand on programs launched in prior years and initiated new programs to: (i) optimize certain research and development and supply chain functions; (ii) outsource certain manufacturing capabilities; and (iii) divest or sublease facilities no longer needed to support current operations, respectively.

A summary and components of our restructuring initiatives are presented below and include accruals for new programs as well as revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Severance Related Costs	Third Party Contractor Termination Costs	Facility Closure and Other Related Costs	Asset Impairments (1)	Total
Liability, June 30, 2012	$19,938	$17	$10,839	$0	$30,794
Expense (2)	25,076	52	1,704	2,221	29,053
Accumulated depreciation offset	0	0	0	(2,221)	(2,221)
Payments	(11,655)	(72)	(4,364)	0	(16,091)
Foreign currency translation	65	3	19	0	87

Liability, March 31, 2013	$33,424	$0	$8,198	$0	$41,622

Liability, June 30, 2011	$31,762	$0	$7,860	$0	$39,622
Expense (2)	1,735	315	6,394	1,976	10,420
Accumulated depreciation offset	0	0	0	(1,976)	(1,976)
Payments	(5,845)	(298)	(2,841)	0	(8,984)
Foreign currency translation	(1,528)	0	0	0	(1,528)

Liability, March 31, 2012	$26,124	$17	$11,413	$0	$37,554

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

Restructuring liabilities are recorded in Accrued liabilities and Other non-current liabilities in our Condensed Consolidated Balance Sheets.

Restructuring expenses by reporting business segment are presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Infotainment	$11,236	$247	$10,941	$339
Lifestyle	13,867	370	14,618	710
Professional	1,658	6,755	1,273	8,112
Other	0	(762)	0	(717)

Total	26,761	6,610	26,832	8,444
Asset Impairments	1,226	898	2,221	1,976

Total	$27,987	$7,508	$29,053	$10,420

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

The following table presents the components of net periodic benefit cost for the three and nine months ended March 31, 2013 and 2012:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Service cost	$550	$391	$1,624	$1,204
Interest cost	1,786	1,956	5,312	5,963
Expected return on plan assets	(70)	(60)	(215)	(179)
Amortization of prior service cost	287	352	871	1,055
Amortization of net loss	968	448	2,904	1,345

Net periodic benefit cost	$3,521	$3,087	$10,496	$9,388

During the three months ended March 31, 2013 and 2012, we made contributions of $2.7 million and $2.1 million, respectively, to the defined benefit pension plans, substantially all of which were paid to participants. During the nine months ended March 31, 2013 and 2012, we made contributions of $6.9 million and $6.4 million, respectively, to the defined benefit pension plans, substantially all of which were paid to participants. We expect to make approximately $2.4 million in contributions for the remainder of the fiscal year ending June 30, 2013.

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

Professional

Our Professional segment designs, manufactures and markets an extensive range of loudspeakers, power amplifiers, digital signal processors, microphones, headphones and mixing consoles used by audio professionals in concert halls, stadiums, airports, houses of worship and other public spaces. We also provide high-quality products to the sound reinforcement, music instrument support and broadcast and recording segments of the professional audio and lighting market. We offer complete systems solutions for professional installations and users around the world. Our Professional products are marketed globally under brand names including JBL Professional®, AKG, Crown®, Soundcraft®, Lexicon, DigiTech®, dbx®, BSS®, Selenium, Martin® and Studer®.

Other

Our Other segment includes compensation, benefits and occupancy costs for corporate employees, net of reporting segment allocations, expenses associated with new technology innovation and our corporate brand identity campaign.

The following table reports Net sales and Operating income (loss) by each reporting segment for the three and nine months ended March 31, 2013 and 2012:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net sales:
Infotainment	$568,657	$610,056	$1,669,484	$1,813,213
Lifestyle	327,254	332,048	990,528	1,000,641
Professional	165,316	152,815	452,501	458,697
Other	545	756	3,094	756

Total	$1,061,772	$1,095,675	$3,115,607	$3,273,307

Operating income (loss):
Infotainment	$21,207	$43,687	$96,132	$140,730
Lifestyle	23,431	30,220	110,522	109,146
Professional	20,794	12,477	60,307	50,657
Other	(27,170)	(26,509)	(81,226)	(71,102)

Total	$38,262	$59,875	$185,735	$229,431

Note 18 – Significant Customers

Presented below are the percentages of net sales to, and net accounts receivables due from, customers who represent ten percent or more of our net sales or net accounts receivable, as follows:

	Net Sales		Accounts Receivable, Net
	Nine Months Ended March 31,		March 31,	June 30,
	2013	2012	2013	2012
BMW	17%	20%	15%	13%
Audi/Volkswagen	13%	13%	10%	11%
Chrysler	8%	7%	12%	7%
Other customers	62%	60%	63%	69%

Total	100%	100%	100%	100%

We anticipate that BMW, Audi/Volkswagen and Chrysler will continue to account for a significant portion of our net sales and net accounts receivable for the foreseeable future. Our customers are not obligated to any long-term purchase of our products.

Note 19 – Commitments and Contingencies

At March 31, 2013, we were subject to legal claims and litigation arising in the ordinary course of business, including the matters described below. The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

On July 3, 2008, defendants moved to dismiss the Consolidated Complaint in its entirety. Lead Plaintiff opposed the defendants’ motion to dismiss on September 2, 2008, and defendants filed a reply in further support of their motion to dismiss on October 2, 2008. The motion is now fully briefed. As of March 31, 2013, the case remained open with no new developments.

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

Defendants moved to dismiss the complaint in its entirety on August 5, 2008. The Russell Plaintiff opposed the defendants’ motion to dismiss on September 19, 2008, and defendants filed a reply in further support of their motion to dismiss on October 20, 2008. The motion is now fully briefed. As of March 31, 2013, the case remained open with no new developments.

Infotainment Supply Arrangements

We have arrangements with our infotainment customers to provide products that meet predetermined technical specifications and delivery dates. In the event that we do not satisfy the performance obligations under these arrangements, we may be required to indemnify the customer. We accrue for any loss that we expect to incur under these arrangements when that loss is probable and can be reasonably estimated. For the three and nine months ended March 31, 2013 and the three months ended March 31, 2012, we did not incur any costs relating to delayed delivery of product to an infotainment customer. For the nine months ended March 31, 2012, we incurred $4.6 million of costs relating to delayed delivery of product to an infotainment customer. An inability to meet performance obligations on infotainment platforms to be delivered in future periods could adversely affect our results of operations, cash flows and financial condition in future periods.

Note 20 – Related Party Transactions

From time to time, we enter into transactions with related parties. In December 2009, we entered into a three-year agreement for engineering and software development services with Neusoft Corporation (“Neusoft”), a Shanghai exchange listed technology solutions provider. A member of our Board of Directors is the Chairman and CEO of Neusoft. On April 20, 2010, our subsidiary, innovative Systems GmbH (“IS”) entered into an asset purchase and business transfer agreement (the “Asset Purchase Agreement”) with Neusoft Technology Solutions GmbH (“Neusoft Technology”), which is a subsidiary of Neusoft, for the sale of certain tangible assets located at IS’s facility in Hamburg, Germany. This transaction closed on June 1, 2010. As part of the Asset Purchase Agreement, IS and Neusoft Technology entered into a five-year agreement for engineering and software development services related to IS’s vehicle navigation business (the “Services Agreement”). Under the terms of the Asset Purchase Agreement, IS transferred at closing certain tangible assets and employment relationships to Neusoft Technology and received consideration of €6 million. Our subsidiary, Harman Becker Automotive Systems GmbH and Neusoft Europe AG, a subsidiary of Neusoft, are guarantors under the terms of the Asset Purchase Agreement and the Services Agreement. In the first quarter of fiscal year 2013, we entered into a contract with Neusoft to develop certain software to be integrated into certain infotainment platforms for a customer. In the third quarter of fiscal year 2013, we entered into a separate contract with Neusoft to develop digital map databases. As of March 31, 2013, we have paid Neusoft approximately $4.7 million (€3.7 million), which we have classified as a Current asset in our Condensed Consolidated Balance Sheet. Upon acceptance of the purchased software, the asset will be reclassified as capitalized software and will be amortized over the future revenue stream of the products to which it relates. During the three months ended March 31, 2013 and 2012, we incurred total expenses of $3.8 million and $8.2 million, respectively, for engineering and software development services with Neusoft Technology and Neusoft. During the nine months ended March 31, 2013 and 2012, we incurred total expenses of $19.3 million and $24.4 million, respectively, for engineering and software development services with Neusoft Technology and Neusoft.

Note 21 – Sale of Intellectual Property

Effective February 15, 2011, we entered into an agreement with a third party pursuant to which we monetized certain intellectual property rights. No income was recognized in connection with this transaction in the three and nine months ended March 31, 2013. Income of $0 and $0.3 million was recognized in connection with this transaction, for the three and nine months ended March 31, 2012, respectively, which is included in our Condensed Consolidated Statements of Income under the caption Sale of intellectual property.

Note 22 – Acquisitions

Martin

On December 19, 2012, we entered into an agreement to acquire all of the issued and outstanding shares of Martin (the “Martin Acquisition”), a leading provider of dynamic lighting solutions for the entertainment, architectural and commercial sectors, for a purchase price of €110 million (the “Martin Purchase Price”), subject to both an estimated and final: (1) net interest bearing debt adjustment and (2) a working capital adjustment (the “Adjustments”). The final Adjustments are to be calculated within 45 business days of the closing date of the Martin Acquisition. The Martin Acquisition closed on February 28, 2013 (“the Martin Acquisition Date”) at which time the initial purchase price of €70.6 million, or $ 92.8 million was paid based on the estimated Adjustments. The purchase price included the assumption of approximately $50.5 million of debt, the majority of which was paid off during the third quarter of fiscal year 2013. The final purchase price will be settled once the calculation of the final Adjustments is completed. The results of operations of Martin are included in our Professional segment.

The total cost of the Martin Acquisition was allocated to the assets acquired and liabilities assumed based on their fair values at the Martin Acquisition Date, as follows:

February 28, 2013
Cash and cash equivalents	$2,382
Accounts receivable	26,203
Inventories	47,735
Deferred taxes, current, net	5,795
Other current assets	5,134

Current assets	87,249
Property, plant and equipment	9,420
Goodwill	57,660
Investments in unconsolidated subsidiaries	1,932
Intangibles	36,299
Other noncurrent assets	1,902

Total assets	194,462

Current portion of long-term debt	2,389
Short-term debt	39,061
Accounts payable	11,873
Accrued liabilities	30,385
Income taxes payable	975

Total current liabilities	84,683
Deferred tax liabilities, long-term, net	7,885
Long-term debt	9,080

Total liabilities	101,648

Net assets	$92,814

Based on our preliminary valuation, goodwill and intangibles were recorded in connection with the acquisition based on third-party valuations and management’s estimates for those acquired intangible assets. The valuation of the acquired net assets is subject to change as we obtain additional information for our estimates during the measurement period. The primary areas of those purchase price allocations that are not yet finalized relate to identifiable intangible assets, certain legal matters and residual goodwill. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Of the $57.7 million of goodwill recognized, none is deductible for tax purposes. Intangible assets included a non-amortized indefinite useful life tradename of $20.1 million, customer relationships of $13.2 million with approximate useful lives ranging from six to seven years, backlog of $2.3 million with a useful life of four months and technology of $0.7 million with an approximate useful life of two years. We also recorded adjustments of $3.7 million and $4.5 million to Inventories and Property, plant and equipment, net, respectively, to adjust the opening balances to fair value. These fair value adjustments will be amortized over their estimated lives of 12 months and four years, respectively, through Cost of Sales and depreciation expense within Cost of sales and SG&A, respectively. Expenses of $2.3 million were recognized in connection with this acquisition and are included in SG&A in our Consolidated Statements of Income for the three and nine months ended March 31, 2013. The operating results of Martin are included in our Professional segment. Pro-forma financial information has not been presented as the Martin Acquisition is not material to our results of operations.

Interchain

On July 31, 2012, we entered into an agreement to purchase certain assets and liabilities of Interchain (the “Interchain Acquisition”), a technology product company that specializes in developing telematics, fleet management, Android® based in-vehicle infotainment and location-based solutions, for a purchase price of 45 million Indian Rupees or approximately $0.8 million, of which $0.3 million was paid on July 31, 2012 and $0.5 million was paid on October 13, 2012, which is the date the transaction closed (the “Interchain Acquisition Date”). The Interchain Acquisition is also subject to a 50 million Indian Rupee earn-out (approximately $0.9 million) which is payable upon the achievement of certain financial targets in the 12 month periods ending September 1, 2013 and September 2, 2014, which we recorded as a $0.3 million Non-current liability in our Condensed Consolidated Balance Sheet at March 31, 2013, based upon management’s estimate of its fair value. The total cost of the Interchain Acquisition including the fair value of the earn-out, was allocated to the assets acquired and liabilities assumed based on their fair values at the Interchain Acquisition Date. Goodwill of $0.6 million and intangibles of $0.4 million were recorded in connection with the acquisition. The operating results of the Interchain Acquisition are included in our Infotainment segment. Pro-forma financial information has not been presented as the Interchain Acquisition is not material to our results of operations.

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

Note 23 – Subsequent Events

Dividend Declaration

On May 2, 2013, we declared a cash dividend of $0.15 per share for the quarter ended March 31, 2013. The quarterly dividend will be paid on May 28, 2013 to each stockholder of record as of the close of business on May 13, 2013.

Acquisition of iOnRoad Technolognies, Ltd.

On April 10, 2013 (the “iOnRoad Acquisition Date”), we acquired all of the outstanding shares of iOnRoad Technologies, Ltd. (“iOnRoad”), a developer of vehicle safety systems also know as Advanced Driver Assistance Systems (ADAS), for a total purchase price of $8.0 million. The acquisition is subject to a $1.2 million indemnification holdback which is payable contingent upon the timing of certain events, which are expected to occur within two years subsequent to the iOnRoad Acquisition Date. The assets and liabilities and results of operations of iOnRoad will be included in our consolidated financial statements within our Infotainment segment from the iOnRoad Acquisition Date forward. Pro forma financial information will not be provided as iOnRoad is not material to our results of operations.

Transfer of Ownership of Manufacturing Facility

On April 10, 2013 (the “Schaidt Agreement Date”), Harman Becker Automotive Systems, GmbH (“HBAS”), a wholly-owned subsidiary of Harman, entered into an agreement to transfer the ownership of an automotive manufacturing plant in Germany to a third party, Schaidt KG (“Schaidt KG”). Schaidt KG will manufacture and supply products for HBAS based on HBAS’s orders. As compensation for the assumption by Schaidt KG of certain of HBAS’s obligations, HBAS has agreed to pay Schaidt KG €37.6 million or approximately $48.2 million plus a bonus of €4.0 million or $5.1 million, if Schaidt KG meets certain supply obligations, as defined in the agreement. We have determined that Schaidt KG is a variable interest entity and we are the primary beneficiary. As a result, the assets and liabilities and results of operations of Schaidt KG will be included in our consolidated financial statements from the Schaidt Agreement Date forward.

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

Executive Overview

We believe we are a worldwide leader in the development, manufacturing and marketing of high quality, high fidelity audio products and electronic systems, as well as digitally integrated audio and infotainment systems for the automotive industry. We have developed a broad range of product offerings which we sell in our principal markets under our renowned brand names, including AKG®, Crown®, JBL®, Infinity®, Harman/Kardon®, Lexicon®, dbx®, BSS®, Studer®, Soundcraft®, Mark Levinson®, Becker®, Revel®, Logic 7®, Martin® and Selenium®. We have built these brands by developing our engineering, manufacturing and marketing competencies, and have employed these resources to establish our company as a leader in the markets we serve.

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

We believe that innovation is an important element to gaining market acceptance of our products and strengthening our market position. We have a history of leveraging our continuous technological innovation across all of the markets we serve. We have a well-deserved reputation for delivering premium audio and infotainment solutions across a full spectrum of applications. We believe that our technological innovation, the quality of our products and our reputation for on-time delivery have resulted in Harman being awarded a substantial amount of Infotainment and Lifestyle business. As of March 31, 2013, we have a cumulative estimated $15.7 billion of future awarded Infotainment and Lifestyle automotive business, which represents the estimated future lifetime net sales for all customers. This amount does not represent firm customer orders. We calculate our awarded business using various assumptions, which we update annually, including global vehicle production forecasts, customer take rates for our products, revisions to product life cycle estimates and the impact of annual price reductions, among other factors. We update our estimates quarterly by adding the value of new awards received and subtracting sales recorded during the quarter. We believe our currently awarded automotive business will position us well for follow-on and new business with these existing customers.

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

Our products are sold worldwide, with the largest markets located in the United States and Germany. In the United States, our primary manufacturing facilities are located in Kentucky, Indiana and Utah. Outside of the United States, we have manufacturing facilities in Austria, Brazil, China, Hungary, France, Germany, Mexico, Denmark and the United Kingdom.

Our sales and earnings may vary due to the production schedules and model year changeovers of our automotive customers, the holiday buying season for home audio products, customer acceptance of our products, the timing of new product introductions, product offerings by our competitors, fluctuations in the timing of contractual agreements for customer reimbursements for research, development and engineering expenses (“RD&E”) and general economic conditions. Since most of our businesses operate using local currencies, our reported sales and earnings may also fluctuate due to fluctuations in foreign currency exchange rates, especially with respect to the value of the Euro and the U.S. Dollar.

We believe significant opportunities exist to grow our business in all three of our business segments in emerging markets such as Brazil, Russia, India and China (“BRIC”). To execute on this strategy, we have hired dedicated country staff and managers in these markets. During the three months ended March 31, 2013, sales decreased in these emerging markets to $127.7 million, a decrease of $2.1 million, or 1.6 percent, over the prior year. Excluding China, the BRIC countries sales increased $8.7 million to $47.6 million, an increase of 22.4 percent during the three months ended March 31, 2013, compared to the same period in the prior year. During the nine months ended March 31, 2013, sales increased in these emerging markets to $396.4 million, an increase of $15.0 million, or 3.9 percent, over the prior year. Excluding China, the BRIC countries sales increased $18.5 million to $128.3 million, an increase of 16.9 percent during the nine months ended March 31, 2013, compared to the same period in the prior year. We expect our market share to continue to grow significantly in these countries.

We continue to roll out our global marketing campaign featuring some of the world’s most prominent artists and celebrities such as Jennifer Lopez, Sir Paul McCartney, Maroon 5, Linkin Park, Mariano Rivera and Tim McGraw, in order to increase brand awareness and support growth and market share gains across our entire business.

Critical Accounting Policies

For the nine months ended March 31, 2013, there were no significant changes to our critical accounting policies and estimates from those disclosed in the consolidated financial statements and the related notes included in our 2012 Annual Report, except for recently adopted accounting standards disclosed in Note 2 – New Accounting Standards in the Notes to the Condensed Consolidated Financial Statements.

Recently Issued Accounting Standards

Refer to Note 2 – New Accounting Standards in the Notes to the Condensed Consolidated Financial Statements for a summary of recently issued accounting standards.

Results of Operations

Net Sales

Net sales for the three months ended March 31, 2013 were $1.062 billion compared to $1.096 billion in the same period in the prior year, a decrease of 3.1 percent including and excluding foreign currency translation. Net sales decreased in our Infotainment and Lifestyle segments and increased in our Professional segment. The decrease in our Infotainment and Lifestyle segments was primarily due to the recession in Europe, which significantly impacted automotive production and lower neodymium surcharges, partially offset by sales growth in home and multimedia products. Sales in our Professional segment increased due to the acquisition of Martin Professional A/S (“Martin”) in February 2013. Refer to Note 22 – Acquisitions in the Notes to the Condensed Consolidated Financial Statements for more information. This increase was partially offset by declines due to the recession in Europe and by delays in capital projects in the U.S. and China. Foreign currency translation was relatively flat.

Net sales for the nine months ended March 31, 2013 were $3.116 billion compared to $3.273 billion in the same period in the prior year, a decrease of 4.8 percent or 1.8 percent excluding foreign currency translation. Net sales decreased in our Infotainment, Lifestyle and Professional segments. The decrease in our Infotainment and Lifestyle segments was primarily due to the recession in Europe which significantly impacted automotive production and lower neodymium surcharges, partially offset by sales growth in home and multimedia products. Sales in our Professional segment were similarly affected by the recession in Europe and by delays in capital projects in the U.S. and China. These declines were partially offset by an increase in sales due to the acquisition of Martin in February 2013. In addition, prior year sales were exceptionally robust due to the inability of a competitor to supply its customers as a result of the Japanese earthquake and tsunami in the prior fiscal year. Foreign currency translation had an unfavorable impact of $100.7 million.

A summary of our net sales by business segment is presented below:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2013	%	2012	%	2013	%	2012	%
Net sales:
Infotainment	$568,657	54%	$610,056	56%	$1,669,484	54%	$1,813,213	55%
Lifestyle	327,254	31%	332,048	30%	990,528	32%	1,000,641	31%
Professional	165,316	15%	152,815	14%	452,501	14%	458,697	14%
Other	545	—	756	—	3,094	—	756	—

Total	$1,061,772	100%	$1,095,675	100%	$3,115,607	100%	$3,273,307	100%

Infotainment – Net sales for the three months ended March 31, 2013 decreased $41.4 million, or 6.8 percent, compared to the same period in the prior year, and decreased 7.1 percent excluding foreign currency translation. The decrease in net sales was primarily due to lower European automotive production due to the lower demand in Western Europe, including Germany, partially offset by favorable foreign currency translation of $2.2 million.

Net sales for the nine months ended March 31, 2013 decreased $143.7 million, or 7.9 percent, compared to the same period in the prior year, and decreased 4.3 percent excluding foreign currency translation. The decrease in net sales was primarily due to lower European automotive production due to the lower demand in Western Europe, including Germany, and unfavorable foreign currency translation of $68.3 million. In addition, prior year sales were exceptionally robust due to the inability of a competitor to supply its customers as a result of the Japanese earthquake and tsunami in fiscal year 2011.

Lifestyle – Net sales for the three months ended March 31, 2013 decreased $4.8 million, or 1.4 percent, compared to the same period in the prior year, and decreased 1.1 percent excluding foreign currency translation. The decrease in net sales was driven by lower sales in car audio due to lower European automotive production as a result of lower demand in Western Europe, including Germany, lower neodymium surcharges and unfavorable foreign currency translation of $1.1 million, partially offset by robust demand for our new home and multimedia products.

Net sales for the nine months ended March 31, 2013 decreased $10.1 million, or 1.0 percent, compared to the same period in the prior year, and increased 1.6 percent excluding foreign currency translation. The decrease in net sales was driven by lower sales in car audio due to lower European automotive production as a result of lower demand in Western Europe, including Germany, lower neodymium surcharges and unfavorable foreign currency translation of $25.4 million. These decreases were partially offset by robust demand for our new home and multimedia products.

Professional – Net sales for the three months ended March 31, 2013 increased $12.5 million, or 8.2 percent, compared to the same period in the prior year, and increased 9.2 percent excluding foreign currency translation. The increase in net sales was primarily due to the acquisition of Martin in February 2013. These increases were partially offset by delays in capital projects in the U.S. and China, the recession in Europe and unfavorable foreign currency translation of $1.5 million.

Net sales for the nine months ended March 31, 2013 decreased $6.2 million, or 1.4 percent, compared to the same period in the prior year, and increased 0.2 percent excluding foreign currency translation. The decrease in net sales was primarily due to delays in capital projects in the U.S. and China, the recession in Europe and unfavorable foreign currency translation of $7.0 million.

Gross Profit

Gross profit as a percentage of net sales decreased 1.3 percentage points to 25.4 percent for the three months ended March 31, 2013 compared to 26.7 percent of net sales in the same period in the prior year. The decrease in overall gross profit as a percentage of net sales was primarily in our Infotainment and Professional segments due to reduced leverage of fixed costs on lower sales.

Gross profit as a percentage of net sales decreased 0.8 percentage points to 26.3 percent for the nine months ended March 31, 2013 compared to 27.1 percent of net sales in the same period in the prior year. The decrease in overall gross profit as a percentage of net sales was primarily in our Infotainment segment, due to reduced leverage of fixed costs on lower sales and unfavorable product mix related to the higher margin competitive substitution business related to the Japanese earthquake and tsunami recognized in the prior year, partially offset by improved mitigation of neodymium material cost impacts and productivity gains in our Lifestyle and Professional segments.

A summary of our gross profit by business segment is presented below:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2013	Percentage of Net Sales	2012	Percentage of Net Sales	2013	Percentage of Net Sales	2012	Percentage of Net Sales
Gross profit:
Infotainment	$109,577	19.3%	$138,759	22.7%	$351,235	21.0%	$421,534	23.2%
Lifestyle (1)	97,959	29.9%	93,476	28.2%	294,674	29.7%	290,986	29.1%
Professional (1)	61,108	37.0%	58,903	38.5%	172,315	38.1%	171,787	37.5%
Other	551	*	1,492	*	1,011	*	1,504	*

Total	$269,195	25.4%	$292,630	26.7%	$819,235	26.3%	$885,811	27.1%

*	Percent not meaningful.
(1)

Gross profit for the three and nine months ended March 31, 2012, has been revised to reflect a change in the measurement of segment operating profit due to a change in the allocation of intercompany royalties between the Lifestyle and Professional segments.

Infotainment – Gross profit as a percentage of net sales decreased 3.4 percentage point to 19.3 percent for the three months ended March 31, 2013 compared to the same period in the prior year. The decrease in gross profit as a percentage of net sales was primarily due to reduced leverage of fixed costs on lower sales and higher warranty expense.

Gross profit as a percentage of net sales decreased 2.2 percentage point to 21.0 percent for the nine months ended March 31, 2013 compared to the same period in the prior year. The decrease in gross profit as a percentage of net sales was primarily due to reduced leverage of fixed costs on lower sales and unfavorable product mix, such as the higher margin competitive substitution business recognized in the prior year.

Lifestyle – Gross profit as a percentage of net sales increased 1.7 percentage points to 29.9 percent for the three months ended March 31, 2013 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was due to improved mitigation of neodymium material cost impacts.

Gross profit as a percentage of net sales increased 0.6 percentage points to 29.7 percent for the nine months ended March 31, 2013 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was due to improved mitigation of neodymium material cost impacts and the ramp up of new production facilities in emerging markets.

Professional – Gross profit as a percentage of net sales decreased 1.5 percentage points to 37.0 percent for the three months ended March 31, 2013 compared to the same period in the prior year. The decrease in gross profit as a percentage of net sales was primarily due to higher restructuring expenses, partially offset by improved profitability of new product introductions and improved mitigation of neodymium material cost impacts.

Gross profit as a percentage of net sales increased 0.6 percentage points to 38.1 percent for the nine months ended March 31, 2013 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was primarily due to profitability of new product introductions, improved mitigation of neodymium material cost impacts and productivity gains, partially offset by higher restructuring expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $230.9 million for the three months ended March 31, 2013 compared to $232.8 million in the same period in the prior year, a decrease of $1.8 million. As a percentage of net sales, SG&A increased 0.5 percentage points in the three months ended March 31, 2013 compared to the same period in the prior year. The decrease in SG&A was primarily due to lower RD&E, as higher customer reimbursements more than offset higher gross spending, partially offset by higher restructuring expenses. Foreign currency translation was flat. RD&E decreased $20.5 million to $62.9 million, or 5.9 percent of net sales in the three months ended March 31, 2013, compared to $83.4 million, or 7.6 percent of net sales in the same period in the prior year, primarily due to higher customer reimbursements, partially offset by higher gross spending.

SG&A were $633.5 million for the nine months ended March 31, 2013 compared to $656.7 million in the same period in the prior year, a decrease of $23.2 million. As a percentage of net sales, SG&A increased 0.2 percentage points in the nine months ended March 31, 2013 compared to the same period in the prior year. The decrease in SG&A was primarily due to lower RD&E, favorable foreign currency translation of $18.1 million, and a $12.5 million reduction in our contingent consideration liability related to the acquisition of Harman Embedded Audio, LLC (formerly known as MWM Acoustics, LLC) and certain related entities (“MWM Acoustics”), partially offset by higher restructuring expenses and the non-recurring $4.0 million earthquake/tsunami related business interruption insurance settlement received in the prior year. RD&E decreased $35.3 million to $212.4 million, or 6.8 percent of net sales in the nine months ended March 31, 2013, compared to $247.7 million, or 7.6 percent of net sales in the same period in the prior year, primarily due to higher customer reimbursements and favorable foreign currency translation of $8.6 million, partially offset by higher gross spending.

A summary of SG&A by business segment is presented below:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2013	Percentage of Net Sales	2012	Percentage of Net Sales	2013	Percentage of Net Sales	2012	Percentage of Net Sales
SG&A:
Infotainment	$88,370	15.5%	$95,071	15.6%	$255,103	15.3%	$281,108	15.5%
Lifestyle (1)	74,528	22.8%	63,255	19.0%	184,153	18.6%	181,836	18.2%
Professional (1)	40,314	24.4%	46,427	30.4%	112,008	24.8%	121,130	26.4%
Other	27,721	*	28,002	*	82,236	*	72,607	*

Total	$230,933	21.7%	$232,755	21.2%	$633,500	20.3%	$656,681	20.1%

*	Percent not meaningful.
(1)

SG&A for the three and nine months ended March 31, 2012, has been revised to reflect a change in the measurement of segment operating profit due to a change in the allocation of intercompany royalties between the Lifestyle and Professional segments.

Infotainment – SG&A decreased $6.7 million to $88.4 million for the three months ended March 31, 2013 compared to the same period in the prior year. As a percentage of net sales, SG&A decreased 0.1 percentage points to 15.5 percent for the three months ended March 31, 2013 compared to the same period in the prior year. The decrease in SG&A was primarily due to lower RD&E, as higher customer reimbursements more than offset higher gross spending, partially offset by higher restructuring expenses. RD&E decreased $19.7 million to $39.5 million, or 6.9 percent of net sales in the three months ended March 31, 2013, compared to $59.1 million, or 9.7 percent of net sales in the same period in the prior year, primarily due to higher customer reimbursements and lower gross spending of $3.5 million.

SG&A decreased $26.0 million to $255.1 million for the nine months ended March 31, 2013 compared to the same period in the prior year. The decrease in SG&A was primarily due to lower RD&E, favorable foreign currency translation of $11.7 million and the prior year impact of $4.6 million of costs relating to delayed delivery of product to an infotainment customer, partially offset by higher restructuring expenses. As a percentage of net sales, SG&A decreased 0.2 percentage points to 15.3 percent for the nine months ended March 31, 2013 compared to the same period in the prior year. RD&E decreased $34.8 million to $138.0 million, or 8.3 percent of net sales in the nine months ended March 31, 2013, compared to $172.8 million, or 9.5 percent of net sales in the same period in the prior year, primarily due to higher customer reimbursements and favorable foreign currency translation of $7.6 million, partially offset by higher gross spending of $10.9 million.

Lifestyle – SG&A increased $11.3 million to $74.5 million for the three months ended March 31, 2013, compared to the same period in the prior year, primarily due to higher restructuring expenses. As a percentage of net sales, SG&A increased 3.8 percentage points to 22.8 percent for the three months ended March 31, 2013 compared to the same period in the prior year. RD&E decreased $1.2 million to $13.5 million, or 4.1 percent of net sales in the three months ended March 31, 2013 compared to $14.7 million, or 4.3 percent of net sales in the same period in the prior year, primarily due to new product introductions and RD&E incurred to accelerate the development of scalable branded audio.

SG&A increased $2.3 million to $184.2 million for the nine months ended March 31, 2013, compared to the same period in the prior year, primarily due to higher restructuring expenses and the non-recurring $4.0 million earthquake/tsunami related business interruption insurance settlement received in the prior year, partially offset by a $12.5 million reduction in our contingent consideration liability related to the acquisition of MWM Acoustics and favorable foreign currency translation of $4.7 million. As a percentage of net sales, SG&A increased 0.4 percentage points to 18.6 percent for the nine months ended March 31, 2013 compared to the same period in the prior year. RD&E increased $2.9 million to $45.9 million, or 4.6 percent of net sales in the nine months ended March 31, 2013 compared to $43.0 million, or 4.3 percent of net sales in the same period in the prior year, primarily due to RD&E incurred to accelerate the development of scalable branded audio.

Professional – SG&A decreased $6.1 million to $40.3 million for the three months ended March 31, 2013, compared to the same period in the prior year due to lower restructuring expenses, partially offset by higher amortization related to the acquisition of Martin. As a percentage of net sales, SG&A decreased 6.0 percentage points to 24.4 percent for the three months ended March 31, 2013 compared to the same period in the prior year. RD&E decreased $0.2 million to $7.5 million, or 4.6 percent of net sales in the three months ended March 31, 2013 compared to $7.8 million, or 5.1 percent of net sales in the same period in the prior year, primarily due to productivity improvements.

SG&A decreased $9.1 million to $112.0 million for the nine months ended March 31, 2013, compared to the same period in the prior year, primarily due to lower restructuring expenses, RD&E and favorable foreign currency translation of $1.6 million, partially offset by higher amortization related to the acquisition of Martin. As a percentage of net sales, SG&A decreased 1.6 percentage points to 24.8 percent for the nine months ended March 31, 2013 compared to the same period in the prior year. RD&E decreased $3.5 million to $22.1 million, or 4.9 percent of net sales in the nine months ended March 31, 2013 compared to $25.6 million, or 5.6 percent of net sales in the same period in the prior year, primarily due to productivity improvements.

Other – Other SG&A includes compensation, benefit and occupancy costs for corporate employees, new technology innovation and expenses associated with our corporate brand identity campaign. Other SG&A decreased $0.3 million to $27.7 million for the three months ended March 31, 2013 compared to the same period in the prior year, primarily due to lower marketing expenses related to our global brand awareness campaign. Other SG&A increased $9.6 million to $82.2 million for the nine months ended March 31, 2013 compared to the same period in the prior year, primarily due to higher marketing expenses related to our global brand awareness campaign and higher insurance expense, partially offset by lower incentive expense for bonuses.

Restructuring

Our restructuring program that is designed to improve our global footprint, cost structure, technology portfolio, human resources and internal processes continues.

For the three and nine months ended March 31, 2013 and 2012, we continued to refine and expand on activities launched in prior years. During the three and nine months ended March 31, 2013, significant new programs were launched focused on achieving further productivity improvements by consolidating operations and relocating certain functions to lower cost countries. During the three and nine months ended March 31, 2012, we continued to refine and expand on programs launched in prior years and initiated new programs to: (i) optimize certain research and development and supply chain functions; (ii) outsource certain manufacturing capabilities; and (iii) divest or sublease facilities no longer needed to support current operations, respectively.

A summary and components of our restructuring initiatives are presented below and include accruals for new programs as well as revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Severance Related Costs	Third Party Contractor Termination Costs	Facility Closure and Other Related Costs	Asset Impairments(1)	Total
Liability, June 30, 2012	$19,938	$17	$10,839	$0	$30,794
Expense (2)	25,076	52	1,704	2,221	29,053
Accumulated depreciation offset	0	0	0	(2,221)	(2,221)
Payments	(11,655)	(72)	(4,364)	0	(16,091)
Foreign currency translation	65	3	19	0	87

Liability, March 31, 2013	$33,424	$0	$8,198	$0	$41,622

Liability, June 30, 2011	$31,762	$0	$7,860	$0	$39,622
Expense (2)	1,735	315	6,394	1,976	10,420
Accumulated depreciation offset	0	0	0	(1,976)	(1,976)
Payments	(5,845)	(298)	(2,841)	0	(8,984)
Foreign currency translation	(1,528)	0	0	0	(1,528)

Liability, March 31, 2012	$26,124	$17	$11,413	$0	$37,554

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

Restructuring liabilities are recorded in Accrued liabilities and Other non-current liabilities in our Condensed Consolidated Balance Sheets.

Restructuring expenses by reporting business segment are presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Infotainment	$11,236	$247	$10,941	$339
Lifestyle	13,867	370	14,618	710
Professional	1,658	6,755	1,273	8,112
Other	0	(762)	0	(717)

Total	26,761	6,610	26,832	8,444
Asset Impairments	1,226	898	2,221	1,976

Total	$27,987	$7,508	$29,053	$10,420

Sale of Intellectual Property

Effective February 15, 2011, we entered into an agreement with a third party pursuant to which we monetized certain intellectual property rights. No income was recognized in connection with this transaction in the three and nine months ended March 31, 2013. Income of $0 and $0.3 million was recognized in connection with this transaction, for the three and nine months ended March 31, 2012, respectively, which is included in our Condensed Consolidated Statements of Income under the caption Sale of intellectual property.

Goodwill

During the three months ended March 31, 2013, we recorded $57.7 million of goodwill in our Professional segment associated with the acquisition of Martin. During the nine months ended March 31, 2013, we recorded $57.7 million of goodwill in our Professional segment associated with the acquisition of Martin and $0.6 million of goodwill in our Infotainment segment associated with the acquisition of substantially all of the assets of Interchain Solutions Private Limited (“Interchain”). During the three and nine months ended March 31, 2012, we recorded $0 and $79.8 million, respectively, of goodwill in our Lifestyle segment, associated with the acquisition of MWM Acoustics. Refer to Note 22 – Acquisitions in the Notes to the Condensed Consolidated Financial Statements for more information.

We did not recognize any impairment charges in our Condensed Consolidated Statements of Income in the three and nine months ended March 31, 2013 and 2012.

Operating Income

Operating income for the three months ended March 31, 2013 was $38.3 million, or 3.6 percent of net sales, compared to operating income of $59.9 million, or 5.5 percent of net sales, in the same period in the prior year. The decrease in operating income was primarily due to lower net sales and gross profit, partially offset by lower SG&A in the three months ended March 31, 2013 compared to the same period in the prior year.

Operating income for the nine months ended March 31, 2013 was $185.7 million, or 6.0 percent of net sales, compared to operating income of $229.4 million, or 7.0 percent of net sales, in the same period in the prior year. The decrease in operating income was primarily due to lower net sales and gross profit, partially offset by lower SG&A in the nine months ended March 31, 2013 compared to the same period in the prior year.

Interest Expense, Net

Interest expense, net, was $1.6 million for the three months ended March 31, 2013 compared to $5.4 million of interest expense, net, in the same period in the prior year. Interest expense, net, for the three months ended March 31, 2013 included interest income of $0.5 million and interest expense of $2.1 million, of which $1.6 million was cash interest and $0.5 million was noncash interest associated with the amortization of the debt issuance costs on the Multi-Currency Credit Agreement entered into on October 10, 2012 (the “New Credit Agreement”). Interest expense, net, for the three months ended March 31, 2012 included interest income of $1.3 million and interest expense of $6.7 million, of which $2.0 million was cash interest and $4.7 million was noncash interest associated with the amortization of the debt discount on the 1.25 percent convertible senior notes due October 15, 2012 (the “Convertible Senior Notes”) and the amortization of debt issuance costs on the Convertible Senior Notes and the Multi-Currency Credit Agreement, entered into on December 1, 2010, as amended on December 15, 2011 and July 2, 2012 (the “Credit Agreement”).

Interest expense, net, was $11.3 million for the nine months ended March 31, 2013 compared to $14.7 million of interest expense, net, in the same period in the prior year. Interest expense, net, for the nine months ended March 31, 2013 included interest income of $1.8 million and interest expense of $13.1 million, of which $5.2 million was cash interest and $7.9 million was noncash interest associated with the amortization of the debt discount on the Convertible Senior Notes and amortization of debt issuance costs on the Convertible Senior Notes, the Credit Agreement and the New Credit Agreement (explained in more detail below under the caption “New Credit Agreement”). Interest expense, net, for the nine months ended March 31, 2012 included interest income of $5.5 million and interest expense of $20.2 million, of which $5.8 million was cash interest and $14.4 million was noncash interest associated with the amortization of the debt discount on the Convertible Senior Notes and amortization of debt issuance costs on the Convertible Senior Notes and the Credit Agreement.

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

Miscellaneous, Net

Net miscellaneous expenses consisting primarily of bank charges were $1.2 million for the three months ended March 31, 2013, compared to $0.8 million in the same period in the prior year and were $3.8 million for the nine months ended March 31, 2013, compared to $4.2 million in the same period in the prior year.

Income Tax Expense, Net

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income. Income tax expense (benefit) for the three months ended March 31, 2013 and 2012 was a $2.2 million expense and a $119.1 million benefit, respectively. The effective tax rate for the three months ended March 31, 2013 and 2012 was 5.9 percent and (222.5) percent, respectively. The change in the effective tax rate for the three months ended March 31, 2013 compared to same period in the prior year was primarily due to the release in the valuation allowance realized during the three months ended March 31, 2012, the retroactive reinstatement of the U.S. research and experimental tax credit that was signed into law on January 2, 2013 and the mix of income in certain key foreign jurisdictions.

Income tax expense (benefit) for the nine months ended March 31, 2013 and 2012 was a $34.2 million expense and an $81.5 million benefit, respectively. The effective tax rate for the nine months ended March 31, 2013 and 2012 was 20.0 percent, and (41.0) percent, respectively. The change in the effective tax rate for the nine months ended March 31, 2013 compared to same period in the prior year was primarily due to the release in the valuation allowance realized during the nine months ended March 31, 2012, the retroactive reinstatement of the U.S. research and experimental tax credit that was signed into law on January 2, 2013 and the mix of income in certain key foreign jurisdictions.

We have net deferred tax assets of $332.7 million primarily consisting of deferred deductions, RD&E credits, and foreign tax credits. We have evaluated all available evidence, both positive and negative, and based on the weight of all available evidence we continue to believe that our net deferred tax assets are fairly reflected in our Condensed Consolidated Balance Sheets. If the results of our operations do not meet our current expectations, our net deferred tax assets may become impaired.

As of March 31, 2013, unrecognized tax benefits and the related interest were $34.8 million and $1.7 million, respectively; all of which would affect the tax rate if recognized. During the three and nine months ended March 31, 2013 we recorded tax reserves on uncertain tax positions in the amount of $0.7 million and $2.3 million, respectively. During the three and nine months ended March 31, 2013 we settled an uncertain tax provision that resulted in a $1.7 million reduction in our tax reserves. This reduction had no impact on our effective tax rate. During the three and nine months ended March 31, 2013, we recorded additional interest expense on uncertain tax positions of $0 and $0.5 million, respectively.

Financial Condition

Liquidity and Capital Resources

We primarily finance our working capital requirements through cash generated by operations, borrowings under the New Credit Agreement and trade credit. Cash and cash equivalents were $422.2 million at March 31, 2013 compared to $617.4 million at June 30, 2012. During the nine months ended March 31, 2013, our cash and cash equivalents balance decreased $195.1 million. The decrease in cash was primarily due to $100.0 million of cash being used to repay a portion of the outstanding balance of $400.0 million on our Convertible Senior Notes, acquisitions of $99.3 million, net of cash received, the payment of $49.9 million of debt assumed in the acquisition of Martin, increases in inventory and accounts receivable and decreases in accounts, partially offset by sales of short-term investments. We also used cash to make investments in our manufacturing facilities, fund product development and meet the working capital needs of our business segments.

We believe that our existing cash and cash equivalents of $422.2 million and our short-term investments of $10.0 million at March 31, 2013, together with our expected future operating cash flows, and our availability of $743.2 million under our New Credit Agreement, will be sufficient to cover our working capital needs, debt service, our share buy-back program, capital expenditures, including major investments related to manufacturing and research facilities in emerging markets, acquisitions, purchase commitments, restructuring projects and quarterly dividends for at least the next 12 months.

Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and maintain access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors beyond our control. We earn a significant amount of our operating income outside the U.S., the majority of which is deemed to be permanently reinvested in foreign jurisdictions. For at least the next 12 months, we believe we have sufficient cash in the U.S., availability under our New Credit Agreement and forecasted domestic cash flow to sustain our operating activities and cash commitments for investing and financing activities, such as quarterly dividends and repayment of debt. In addition, we expect existing foreign cash and cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months. As of March 31, 2013, Cash and cash equivalents and Short-term investments of $205.3 million and $10.0 million, respectively, were held in the U.S. and Cash and cash equivalents and Short-term investments of $216.9 million and $0, respectively, were held by us in foreign jurisdictions.

Operating Activities

For the nine months ended March 31, 2013, our net cash used in operations was $37.3 million compared to net cash provided by operations of $32.9 million in the same period in the prior year. The decrease in operating cash flows compared to the same period in the prior year was primarily due to higher payments for inventories and accounts payable and lower accounts receivable and net income. At March 31, 2013, working capital, excluding cash, short-term investments and short-term debt, was $607.7 million, compared with $309.6 million at June 30, 2012. The increase was primarily due to higher receivable and inventory balances and lower accounts payable.

Investing Activities

Net cash provided by investing activities was $30.2 million for the nine months ended March 31, 2013, compared to $40.5 million provided by investing activities in the same period in the prior year. The decrease in net cash provided by investing activities compared to the same period in the prior year was primarily due to higher payments for acquisitions, partially offset by lower capital expenditures. Short-term investments consist of commercial paper, short-term deposits and government bonds, time deposits, and treasury bills with original maturities of greater than three months and less than one year. Capital expenditures for the nine months ended March 31, 2013 were $66.2 million, in support of new Infotainment and Lifestyle awards, compared to $77.8 million for the same period in the prior year. We expect that our run rate for capital expenditures will slightly increase during fiscal year 2013.

Financing Activities

Net cash used in financing activities was $195.6 million in the nine months ended March 31, 2013, compared to $12.4 million used in financing activities in the same period in the prior year. The increase in cash used was primarily due to repayments of the Convertible Senior Notes (explained in more detail below), the payment of debt assumed in the acquisition of Martin, higher dividends to shareholders, repurchases of common stock and debt issuance costs, partially offset by proceeds from the new term loan facility and share-based payment arrangements.

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

Upon the signing of the New Credit Agreement, we voluntarily terminated the Multi-Currency Credit Agreement, entered into on December 1, 2010, as amended on December 15, 2011 and July 2, 2012 (the “Credit Agreement”), as well as the guarantee and collateral agreement entered into in connection with the Credit Agreement. There were no outstanding borrowings under the Credit Agreement as of October 10, 2012, and no early termination penalties were incurred by us as a result of the termination of the Credit Agreement and all of the approximately $8.7 million of letters of credit that were previously outstanding under the Credit Agreement were deemed to be issued and outstanding under the New Credit Agreement.

On October 10, 2012, we borrowed $300 million under the Term Facility to finance, in part, the repayment of all the outstanding $400 million principal amount of Convertible Senior Notes and accrued and unpaid interest thereon. See “Convertible Senior Notes” below for additional information.

At March 31, 2013, there were no outstanding borrowings and approximately $6.8 million of outstanding letters of credit under the New Revolving Credit Facility and $292.5 million of outstanding borrowings under the Term Facility, of which $30.0 million is included in our Condensed Consolidated Balance Sheet as Current portion of long-term debt and $262.5 million is classified as Long-term debt. At March 31, 2013, unused available credit under the New Revolving Credit Facility was $743.2 million. In connection with the New Credit Agreement, we incurred $6.1 million of fees and other expenses which are included within Other assets in our Condensed Consolidated Balance Sheet at March 31, 2013. These costs will be amortized over the term of the New Credit Agreement to Interest expense, net in our Condensed Consolidated Statement of Income on a straight-line basis. In addition, during the three and nine months ended March 31, 2013, we wrote off $0 and $1.1 million of debt issuance costs, respectively, to Interest expense, net, associated with the Credit Agreement, which represented the portion of these costs that were attributed to the Credit Agreement.

At March 31, 2013, long-term debt maturing in each of the next five fiscal years and thereafter is as follows:

2013	$7,500
2014	30,469
2015	35,625
2016	43,125
2017	135,000
Thereafter	41,250

Total	$292,969

If we do not meet the forecast in our budgets, we could violate our debt covenants and, absent a waiver from our lenders or an amendment to the New Credit Agreement, we could be in default under the New Credit Agreement. As a result, our debt under the New Credit Agreement could become due, which would have a material adverse effect on our financial condition and results of operations. As of March 31, 2013, we were in compliance with all the financial covenants of the New Credit Agreement and we believe we will be in compliance for the next 12 months.

Convertible Senior Notes

At March 31, 2013 and June 30, 2012, we had $0 and $400 million of Convertible Senior Notes outstanding, which were originally issued on October 23, 2007 (the “Issuance Date”) and were due on October 15, 2012. The Convertible Senior Notes were issued at par and we paid interest at a rate of 1.25 percent per annum on a semiannual basis. On October 15, 2012, the maturity date for the Convertible Senior Notes, we repaid all of the outstanding $400 million principal amount of Convertible Senior Notes and accrued and unpaid interest thereon held by affiliates of Kohlberg Kravis Roberts & Co. and Goldman Sachs Capital Partners and other investors. The repayment of principal was funded by $300 million of borrowings under the Term Facility and $100 million of cash on hand.

There was no interest expense associated with the Convertible Senior Notes in the three months ended March 31, 2013, as they were no longer outstanding. Total interest expense related to the Convertible Senior Notes for the three months ended March 31, 2012 includes $1.3 million of contractual cash interest expense, an additional $4.1 million of noncash interest expense, related to the amortization of the discount and $0.2 million related to the amortization of debt issuance costs. Total interest expense related to the Convertible Senior Notes for the nine months ended March 31, 2013 and 2012 includes $1.5 million and $3.8 million, respectively, of contractual cash interest expense, an additional $5.0 million and $12.5 million of noncash interest expense, respectively, related to the amortization of the discount, and $0.3 million and $0.6 million, respectively, related to the amortization of debt issuance costs.

Our total debt, including short-term borrowings, at March 31, 2013 was $293.9 million, primarily comprised of outstanding borrowings under the Term Facility of $292.5 million. Also included in total debt at March 31, 2013 is short-term debt and long-term borrowings of $1.4 million.

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

Equity

Total shareholders’ equity at March 31, 2013 was $1.639 billion compared with $1.529 billion at June 30, 2012. The increase is primarily due to higher net income. There were 145,866 shares of our common stock repurchased during the nine months ended March 31, 2013 at a cost of $5.4 million.

Off-Balance Sheet Arrangements

We utilize off-balance sheet arrangements in our operations when we enter into operating leases for land, buildings and equipment in the normal course of business, which are not included in our Condensed Consolidated Balance Sheets. In addition, we had outstanding letters of credit of $6.8 million and $8.7 million at March 31, 2013 and June 30, 2012, respectively, that were not included in our Condensed Consolidated Balance Sheets.

Business Outlook

Our future outlook has been negatively impacted due to changes in global economic conditions, in particular the European sovereign debt crisis and reduced rate of growth within the Chinese economy. This has driven a contraction in consumer discretionary spending, delays in capital expenditure projects and the accelerated ramp down of certain automotive customer programs, resulting in lower demand for our products. These unfavorable economic conditions are forecasted to remain in place for at least the next two quarters. We plan to continue our investment in RD&E and marketing programs, and productivity and restructuring programs during this recessionary period, which is intended to provide an accelerated rate of growth once more favorable economic conditions return.

We are implementing restructuring initiatives in the second half of fiscal year 2013, which will eliminate approximately 500 jobs in high cost countries, resulting in operational savings of approximately $30 to $35 million in fiscal year 2014. We expect to record a restructuring charge of $5 to $10 million in the fourth quarter of fiscal year 2013 related to these programs.

Subsequent Events

Dividend Declaration

On May 2, 2013, we declared a cash dividend of $0.15 per share for the quarter ended March 31, 2013. The quarterly dividend will be paid on May 28, 2013 to each stockholder of record as of the close of business on May 13, 2013.

Acquisition of iOnRoad Technolognies, Ltd.

On April 10, 2013 (the “iOnRoad Acquisition Date”), we acquired all of the outstanding shares of iOnRoad Technologies, Ltd. (“iOnRoad”), a developer of vehicle safety systems also know as Advanced Driver Assistance Systems (ADAS), for a total purchase price of $8.0 million. The acquisition is subject to a $1.2 million indemnification holdback which is payable contingent upon the timing of certain events, which are expected to occur within two years subsequent to the iOnRoad Acquisition Date. The assets and liabilities and results of operations of iOnRoad will be included in our consolidated financial statements within our Infotainment segment from the iOnRoad Acquisition Date forward. Pro forma financial information will not be provided as iOnRoad is not material to our results of operations.

Transfer of Ownership of Manufacturing Facility

On April 10, 2013 (the “Schaidt Agreement Date”), Harman Becker Automotive Systems, GmbH (“HBAS”), a wholly-owned subsidiary of Harman, entered into an agreement to transfer of ownership of an automotive manufacturing plant in Germany to a third party, Schaidt KG (“Schaidt KG”). Schaidt KG will manufacture and supply products for HBAS based on HBAS’s orders. Schaidt KG also intends to manufacture and supply products for certain unrelated customers on an original equipment manufacturer (OEM) basis. As compensation for the assumption by Schaidt KG of certain of HBAS’s obligations, HBAS has agreed to pay Schaidt KG €37.6 million or approximately $48.2 million plus a bonus of €4.0 million or $5.1 million, if Schaidt KG meets certain supply obligations, as defined in the agreement. We have determined that Schaidt KG is a variable interest entity and we are the primary beneficiary. As a result, the assets and liabilities and results of operations of Schaidt KG will be included in our consolidated financial statements from the Schaidt Agreement Date forward. We will continue to monitor the activities of Schaidt KG in order to determine if changes in economic circumstances trigger a reconsideration event which would result in the discontinuance of our status as the primary beneficiary and the deconsolidation of the variable interest entity, when the equity investment at risk and activities of the entity become more closely aligned with the Schaidt KG.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are required to include information about potential effects of changes in interest rates and currency exchange rates in our periodic reports filed with the Securities and Exchange Commission (“SEC”). Since March 31, 2013, there have been no material changes in the quantitative or qualitative aspects of our market risk profile. See Item 7A, Quantitative and Qualitative Disclosure About Market Risk included in our 2012 Annual Report.

Interest Rate Sensitivity/Risk

At March 31, 2013, interest on 100 percent of our borrowings was determined on a variable rate basis. The interest rates on the balances of our debt, cash and cash equivalents and short-term investments are subject to changes in U.S. and European short-term interest rates. To assess exposure to interest rate changes, we have performed a sensitivity analysis assuming a hypothetical 100 basis point increase or decrease in interest rates across all outstanding debt and investments. Our analysis indicates that the effect on net income for the nine months ended March 31, 2013 of such an increase or decrease in interest rates would be approximately $1.2 million.

Foreign Currency Risk

We maintain significant operations in Germany, Hungary, China, the Netherlands, Austria, the United Kingdom, France, Brazil Denmark and Mexico. As a result, we are subject to market risks arising from changes in these foreign currency exchange rates, principally the change in the value of the Euro versus the U.S. Dollar. Refer to Note 13 – Derivatives in the Notes to the Condensed Consolidated Financial Statements for additional discussion on our financial risk management.

Changes in currency exchange rates, principally the change in the value of the Euro compared to the U.S. dollar have an impact on our reported results when the financial statements of foreign subsidiaries are translated into U.S. dollars. Over half our sales are denominated in Euros. The average exchange rate for the Euro versus the U.S. dollar for the nine months ended March 31, 2013 decreased 5.0 percent from the same period in the prior fiscal year.

To assess exposure to changes in currency exchange rates, we prepared an analysis assuming a hypothetical 10 percent change in currency exchange rates across all currencies used by our subsidiaries. This analysis indicated that a 10 percent increase in exchange rates would have increased income before income taxes by approximately $9.0 million and a 10 percent decrease in exchange rates would have decreased income before income taxes by approximately $9.0 million for the nine months ended March 31, 2013.

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

Share Repurchases

On October 26, 2011, we announced that our Board of Directors authorized the repurchase of up to $200 million of our common stock (the “Buyback Program”). The Buyback Program allows us to purchase shares of our common stock in accordance with applicable securities laws on the open market, or through privately negotiated transactions, through October 25, 2012. We entered into an agreement with an external broker, which provided the structure under which the program may be facilitated. This agreement expired on October 25, 2012. On October 23, 2012, the Board of Directors approved an extension of the Buyback Program through October 25, 2013. The Buyback Program may be suspended or discontinued at any time. We will determine the timing and the amount of any repurchases based on an evaluation of market conditions, share price and other factors. During the three and nine months ended March 31, 2013, we repurchased 0 shares and 145,866 shares, respectively, at a cost of $0.0 million and $5.4 million, respectively, under the Buyback Program for a total buyback of 3,392,275 shares at a cost of $129.3 million.

Item 6.	Exhibits

Exhibit No.	Exhibit Description

10.1	Employment Agreement dated March 6, 2013 between Harman International Industries, Incorporated and Ralph Santana

31.1	Certification of Dinesh Paliwal pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Herbert Parker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dinesh Paliwal and Herbert Parker, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase.*

101.LAB	XBRL Taxonomy Extension Label Linkbase.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following financial information formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2013 and 2012, (ii) Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Balance Sheets at March 31, 2013 and June 30, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2013 and 2012 and (iv) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harman International Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harman International Industries, Incorporated

Date: May 2, 2013	By:	/S/ HERBERT K. PARKER
Herbert K. Parker
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)