Form 10-K
period 2013-06-30
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2013-08-09
CIK 800459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was $3,015,447,803 based upon the closing price of the shares on the New York Stock Exchange on that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 68,071,298 shares of common stock, par value $.01 per share, as of July 31, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III.

INDEX

			Page
Forward–Looking Statements			1

Part I
Item	1.	Business	3
Item	1A.	Risk Factors	14
Item	1B.	Unresolved Staff Comments	21
Item	2.	Properties	22
Item	3.	Legal Proceedings	22
Item	4.	Mine Safety Disclosures	24
		Executive Officers of the Registrant	25

Part II
Item	5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27
Item	6.	Selected Financial Data	28
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	48
Item	8.	Financial Statements and Supplementary Data	49
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	103
Item	9A.	Controls and Procedures	103
Item	9B.	Other Information	103

Part III
Item	10.	Directors, Executive Officers and Corporate Governance	104
Item	11.	Executive Compensation	104
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	104
Item	13.	Certain Relationships and Related Transactions, and Director Independence	104
Item	14.	Principal Accounting Fees and Services	104

Part IV
Item	15.	Exhibits, Financial Statement Schedules	105

Signatures			111

The page numbers in this Table of Contents reflect actual page numbers, not EDGAR page tag numbers.

References to “Harman,” “Company,” “we,” “us” and “our” in this Form 10-K refer to Harman International Industries, Incorporated and its subsidiaries unless the context requires otherwise.

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

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. As a result, the foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission. For additional information regarding certain factors that may cause our actual results to differ from those expected or anticipated see the information under the caption “Risk Factors” which is located in Item 1A of Part I of this report. We undertake no obligation to publicly update or revise any forward-looking statement (except as required by law). This report also makes reference to our awarded business, which represents the estimated future lifetime net sales for all customers. Our future awarded business does not represent firm customer orders. We report our awarded business primarily based on written award letters from our customers. To validate these awards, we use various assumptions including global vehicle production forecasts, customer take rates for our products, revisions to product life cycle estimates and the impact of annual price reductions and exchange rates, among other factors. These assumptions are updated and reported externally on an annual basis. We update our estimated awarded business quarterly by adding the value of new awards received and subtracting sales recorded during the quarter. These quarterly updates do not include any assumptions for increased take rates, revisions to product life cycle, or any other factors.

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

Our Company

We believe we are a worldwide leader in the development, manufacture and marketing of high quality, high-fidelity audio products, lighting solutions and electronic systems, as well as digitally integrated audio and infotainment systems for the automotive industry. We have developed, both internally and through a series of strategic acquisitions, a broad range of product offerings sold under renowned brand names in our principal markets. We also believe that we are a leader in digitally integrated infotainment and audio systems for the automotive industry. Our AKG®, Crown®, JBL®, Infinity®, Harman/Kardon®, Lexicon®, dbx®, DigiTech®, BSS®, Studer®, Soundcraft®, Mark Levinson®, Becker®, Revel®, Logic 7®, Martin® and Selenium® brand names are well known worldwide for premium quality and performance.

Infotainment

Our Infotainment segment designs, manufactures and markets infotainment systems for vehicle applications to be installed primarily as original equipment by automotive manufacturers. Our infotainment systems are a combination of information and entertainment components that may include or control GPS navigation, traffic information, bluetooth, voice-activated telephone, texting and climate control, multi-seat entertainment, digital media compatibility, wireless Internet access, hard disk recording and MP3 playback. We also have a connected radio platform which targets the entry-level segment and provides the ability to add smart-phone connectivity, turn-by-turn navigation and voice prompts. Our infotainment systems also integrate driver safety capabilities such as lane guidance, traffic sign recognition, pre-crash emergency braking, adaptive cruise control and night vision. Global customers for our infotainment systems include Audi/Volkswagen, BMW, Fiat, Chrysler, Toyota, Lexus, Porsche, Daimler AG, General Motors, PSA Peugeot Citroën, Hyundai, Kia and Ssangyong. We also produce a Harman/Kardon branded infotainment system for Harley-Davidson touring motorcycles.

Lifestyle

Our Lifestyle segment designs, manufactures and markets automotive audio systems for vehicle applications to be installed primarily as original equipment by automotive manufacturers, and a wide range of mid-to high-end loudspeaker and electronics for home, multimedia and mobile applications. Our Lifestyle products are marketed worldwide under brand names including JBL, AKG, Harman/Kardon, Infinity, Mark Levinson, Revel, Logic 7, Lexicon and Selenium. Global customers for our premium audio systems include Toyota, Lexus, Daimler AG, Chrysler, Hyundai, Kia, BMW, Subaru, Fiat, Chrysler, General Motors and Ford. Home applications include dedicated home audio and theater systems, as well as distributed systems that provide multi-zone high-quality audio and video. Multimedia applications comprise a wide-range of innovative accessories such as ear buds and noise cancelling headphones that enhance the sound of portable electronic devices. Our branded home audio products for multimedia applications are primarily designed to enhance sound for Apple’s iPad®, iPod® and iPhone® products, as well as other MP3 players. We provide transducers and built-in speakers for leading notebook computers, such as Dell, Toshiba and Acer. Additionally, we provide an extensive line of audio systems for personal computers that are recognized for their award winning design and high fidelity. Aftermarket mobile products include speakers, amplifiers and digital signal processors that deliver high-quality in-car audio. Our home audio products are sold in specialty audio stores, mass-market retail stores such as Apple, Best Buy, Target, Media Markt and Fnac, and through online retailers, such as Amazon.com.

Professional

Our Professional segment designs, manufactures and markets an extensive range of loudspeakers, power amplifiers, digital signal processors, microphones, headphones, mixing consoles, lighting systems and IDX information delivery systems used by audio professionals in concert halls, stadiums, airports, houses of worship and other public spaces. Our Professional products are used in prestigious venues and at important events such as the GRAMMY® Awards, Super Bowl XLVII®, the Oscars®, the Country Music Awards®, the United States presidential inauguration, Sports Authority Field at Mile High Stadium, Las Vegas iHeart Radio Festival, Dodgers Stadium in Los Angeles, New York’s Lincoln Center, Gotham Center and City Center theaters. We design products for recording, broadcast, cinema and music reproduction applications. We also provide high-quality products to the sound reinforcement, music instrument support and broadcast and recording segments of the professional audio market.

Our Professional segment also offers complete systems solutions for professional installations and users around the world. Our products can be linked by our HiQnet® network protocol, which provides a central digital network for audio professionals to control different aspects of a complex system. We believe that we are well equipped to provide turnkey systems solutions for professional audio applications that offer the customer improved performance, reliability, ease of installation and reduced cost. Our Professional segment products are marketed globally under a number of brand names, including JBL Professional®, AKG, Crown, Soundcraft, Lexicon, DigiTech, dbx, BSS, Studer, Martin and Selenium. We also provide full lighting solutions for the entertainment, architectural and commercial sectors.

Other

Our Other segment primarily includes compensation, benefits and occupancy costs for corporate employees, net of reporting segment allocations, expenses associated with new technology innovation and our corporate brand identity campaign.

Acquisitions

On April 10, 2013 (the “iOnRoad Acquisition Date”), we acquired all of the outstanding shares of iOnRoad Technologies, Ltd. (“iOnRoad”), a developer of vehicle safety systems also know as Advanced Driver Assistance Systems. The operating results of iOnRoad are included in our Consolidated Statements of Income from the iOnRoad Acquisition Date within our Infotainment segment.

On February 28, 2013, we acquired all of the issued and outstanding shares of Martin Professional A/S (“Martin”), a leading provider of dynamic lighting solutions for the entertainment, architectural and commercial sectors. The operating results of Martin are included in our Consolidated Statements of Income from the date of the acquisition within our Professional segment.

On October 13, 2012, (the “Interchain Acquisition Date”) we acquired certain assets and liabilities of Interchain Solution Private Limited (“Interchain”), a technology product company that specializes in developing telematics, fleet management and Android® based in-vehicle infotainment and location-based solutions. The operating results of Interchain are included in our Consolidated Statements of Income from the Interchain Acquisition Date within our Infotainment segment.

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

Innovation and technological expertise

We believe that our technological innovation, the quality of our products and our reputation for on-time delivery have resulted in Harman being awarded a substantial amount of Infotainment and Lifestyle business. As of June 30, 2013, we have a cumulative estimated $19.0 billion of future awarded Infotainment and Lifestyle automotive business, which represents the estimated future lifetime net sales for all customers. This amount does not represent firm customer orders. We report our awarded business primarily based on written award letters from our customers. To validate these awards, we use various assumptions including global vehicle production forecasts, customer take rates for our products, revisions to product life cycle estimates and the impact of annual price reductions and exchange rates, among other factors. These assumptions are updated and reported externally on an annual basis. We update our estimated awarded business quarterly by adding the value of new awards received and subtracting sales recorded during the quarter. These quarterly updates do not include any assumptions for increased take rates, revisions to product life cycle, or any other factors.

Our management uses the amount of our future awarded business for short-and long-term budgeting and forecasting, development of earnings guidance and for planning future corporate investment and other activities, such as capital expenditures and restructuring. Our future awarded business is also an input used to approximate our enterprise value. We believe our investors utilize this information for a number of reasons, including to evaluate our future financial performance over time, to model our financial results of operations, to understand the risks inherent in our current operating plan, and as an input to approximate our enterprise value. However, our estimates of future awarded automotive business are forward-looking statements and may not actually be achieved. See the risk factor “We may not realize sales represented by awarded business” in Item 1A “Risk Factors” of Part I of this report.

Seasoned management team with extensive global experience

Our senior management team possesses substantial experience leading technology-oriented companies, promoting profitable growth through continuous value-added innovation and providing guidance, leadership and cost-discipline through challenging economic conditions.

Our Growth Strategy

Continued growth through innovation

We are focused on the next generation of audio and infotainment solutions that will blend advances in wireless networking, streaming audio, hands-free connectivity, driver assistance, safety systems and more. We believe our advanced software capabilities and acoustic expertise will work together to define emerging standards across all of our segments.

We believe we can grow our business with automotive manufacturers through an increase in the number of models offering our audio and infotainment systems, increases in per-vehicle content through the provision of integrated infotainment and premium branded audio systems, higher penetration levels of high-level audio and infotainment systems within existing models, and by providing systems that will continue to integrate advanced driver assistance and safety measures as they evolve.

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

Expansion into emerging markets

We believe significant opportunities exist to grow our business in all three of our business segments in emerging markets such as Brazil, Russia, India and China (“BRIC”). To execute this strategy, we have hired dedicated country managers and staff in these markets. We also are repositioning our research and development and production capabilities, and are developing distribution channels to be able to meet the demand for our products in these markets. Harman do Brasil Indústria Eletrônica e Participações Ltda. (formerly known as Eletrônica Selenium S/A), our wholly-owned subsidiary, has an established market presence and distribution channel in Brazil and Latin America which is driving new business opportunities across all of our segments in this region. We expect our market share to continue to grow significantly in the BRIC countries.

Products

Infotainment

We believe that we are a leader in the development and manufacture of high-quality, digitally-integrated infotainment systems for automobiles. In recent years, the automotive industry experienced increased demand for information and entertainment in automotive vehicles. We have developed leading technical competencies to address this demand. In fiscal year 2013, we supplied infotainment systems for vehicles manufactured by Audi/Volkswagen, BMW, Fiat, Chrysler, Toyota, Lexus, Porsche, Daimler AG, General Motors, PSA Peugeot Citroën, Hyundai, Kia and Ssangyong.

Lifestyle

We believe that we are a leader in the development and manufacture of high-quality, high fidelity, digitally-integrated premium branded audio systems for automobiles. We continue to leverage our expertise in the design and manufacture of premium branded audio systems, as well as our reputation for quality associated with our brand names. As a result of our well-established relationships with automobile manufacturers, our engineers are engaged early in the vehicle design process to develop systems that optimize acoustic performance and minimize weight and space requirements. Our Infinity branded car audio systems are offered by Hyundai and Kia. Daimler AG, BMW, General Motors, Subaru and Chrysler provide Harman/Kardon branded audio systems in their vehicles. Our premium Mark Levinson digital audio system is offered by Lexus. Lexicon branded audio systems are offered as an option in Rolls Royce and certain Hyundai vehicles. Toyota, PSA Peugeot Citroën and Fiat offer our JBL branded audio systems. Hyundai and Kia also offer our JBL branded audio systems in the South Korean market. Our JBL Professional branded audio system is offered in Ferrari’s new F12 model. We also have an exclusive license with Bowers & Wilkins to develop, manufacture, sell and service premium automotive audio systems under the Bowers & Wilkins brand name.

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

In the multimedia market, we offer branded iPad®, iPod® and iPhone® docking devices such as JBL On Stage™, JBL On Beat™, JBL On Beat Xtreme™, Harman/Kardon Go +Play™, computer-embedded audio, portable wireless speakers such as the JBL Flip™ and JBL Charge™ and PC-related devices such as JBL Creature™ II and Harman/Kardon Soundsticks® III. We also offer a variety of headphone devices under the JBL, Harman/Kardon and AKG brand names. Our products add greater functionality for computers, cellular telephones and electronic devices.

Professional

Our Professional products include loudspeakers, electronic equipment and lighting solutions that are marketed under what we believe are some of the most respected brand names in the industry.

The Professional market is increasingly moving to digital technology and we believe that we are a leader in this market. Our Professional segment derives value from our ability to share research and development, engineering talent, technical expertise and other digital resources among our business units. Loudspeaker, amplifiers, signal processing, mixing, microphones, lighting and headphones each have substantial digital engineering resources and work together to achieve common goals.

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

We provide full lighting solutions for the entertainment, architectural and commercial sectors under the Martin brand name.

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

In North America, our principal Professional segment’s manufacturing facility is located in Mexico for loudspeakers, and in Utah and Indiana for electronic products, including amplifiers and effects devices. Our Professional segment’s electronics manufacturing in Europe includes mixing consoles in the United Kingdom, lighting solutions in Denmark and microphones and headphones in Austria. Our Professional segment’s electronics manufacturing in Brazil includes electronic loudspeakers, amplifiers and other components. Our Professional segment’s manufacturing in China includes audio electronics and loudspeakers.

Suppliers

We use rare earth minerals in our products, specifically rare earth neodymium magnets. A significant disruption in the supply of neodymium would have a material adverse impact on our consolidated results of operations. We also use externally sourced microchips in many of our products. A significant disruption in our microchip supply chain and an inability to obtain from alternative sources would have a material adverse impact on our consolidated results of operations. Several independent suppliers manufacture loudspeakers and electronic products. The loss of any one of these suppliers could have a material adverse impact on our consolidated results of operations or consolidated financial condition.

Distribution Channels

Infotainment

We primarily sell our infotainment systems directly to automobile manufacturers in the U.S., Europe, India, Japan, China and South Korea, where they are installed as original equipment.

Lifestyle

We primarily sell our Lifestyle automotive audio systems directly to automobile manufacturers in the U.S., Europe, India, Japan, China and South Korea, where they are installed as original equipment. In both our foreign and domestic markets, we sell our Lifestyle home audio products to dealers who sell directly to the end user and to distributors who resell our products to retailers. We market our products as one brand to the ultimate consumer who chooses what brand of sound system to purchase for their home or their automobile. Our goal is to make Harman brands the preferred brand in both home and automotive audio applications.

Home, multimedia and mobile aftermarket products are offered through audio specialty stores, discount stores, department stores, mail order firms, Internet merchants and our website www.harmanaudio.com. Automotive and computer manufacturers also offer branded audio products as options. We concentrate primarily on the higher quality, higher priced segments of the audio market and compete based upon the strength of our brand names, the quality of our products, our ability to provide integrated systems and our comprehensive marketing, engineering and manufacturing resources.

Professional

In the U.S. we primarily sell our Professional products to dealers via manufacturer’s representatives. Outside the U.S. we sell directly to distributors. Manufacturer’s representatives are paid sales agents and distributors buy and hold the inventory and sell directly to dealers in their markets. Both manufacturer’s representatives and distributors have a defined geographic region. In the broadcast and recording market, we primarily solicit business directly with the end users. We also sell our Professional products in retail stores and direct to customers over the Internet. For lighting solutions, we sell directly to the end user in the U.S. and most of Europe. In other countries, our lighting solutions are sold through a distributor network. These distributors deal with either end users or other dealers within their own markets.

Trademarks and Patents

We market our products under numerous brand names that are protected by both pending and registered trademarks around the world. Our trademark registrations cover use of trademark rights in connection with various products, such as loudspeakers, speaker systems, speaker system components and other electrical and electronic devices. We have registered or taken other protective measures for many of these trademarks in substantially all major industrialized countries. As of June 30, 2013, we had 2,050 trademark registrations and 326 pending trademark applications around the world.

We have a history of innovation and, with more than 3,032 patents and 1,894 pending patent applications, at June 30, 2013, covering various audio, infotainment and software technologies and products, we continue to take our technology and products into new areas. While we consider our patents on the whole to be important, we do not consider any single patent, any group of related patents or any single license essential to our operations in the aggregate. The expiration of the patents individually and in the aggregate would not have a material adverse effect on our financial condition or results of operations.

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

Key Customers/Industry Concentration

We are subject to various risks related to our dependence on key customers. Net sales to BMW, Audi/Volkswagen, Toyota and Chrysler accounted for 18 percent, 13 percent, 10 percent and 9 percent, respectively, of our total consolidated net sales for the fiscal year ended June 30, 2013. Accounts receivable, net due from

BMW, Chrysler, Audi/Volkswagen and Toyota accounted for 12 percent, 12 percent, 9 percent and 6 percent, respectively, of total consolidated accounts receivable, net at June 30, 2013. We anticipate that BMW, Audi/Volkswagen, Chrysler and Toyota will continue to account for a significant portion of our net sales and accounts receivable, net for the foreseeable future.

For the fiscal year ended June 30, 2013, approximately 70 percent of our net sales were to automobile manufacturers. Our automotive customers are not contractually obligated to any long-term purchase of our products. The loss of BMW, Audi/Volkswagen, Toyota or Chrysler, or any of our other significant automotive customers would have a material adverse effect on our consolidated net sales, results of operations and financial condition.

Backlog Orders

We manufacture our infotainment and automotive audio systems on a just-in-time basis. We maintain sufficient inventories of finished goods to promptly meet customer orders for our Lifestyle home audio and Professional segment customers. As a result, we do not consider the level of backlog to be an important indication of our future performance. Our backlog was approximately $26.1 million at June 30, 2013. We expect to deliver these products within the next 12 months.

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

In the home audio market, principal competitors in the loudspeaker market include Bose, Klipsch, Polk Audio, Bowers & Wilkins, Delphi and Boston Acoustics. Competition in the home audio and home electronics market remains intense and is dominated by large Asian manufacturers such as Yamaha, Sony, Denon, Onkyo, Pioneer and Marantz. We also compete in the luxury electronics market with our Mark Levinson and Lexicon brands. Our principal competitors in this high-end market include Krell, McIntosh, Audio Research, Meridian, Linn, Bang & Olufsen and Classe.

In the multimedia market, we supply Apple stores and other retailers with JBL and Harman/Kardon speaker systems that serve Apple’s iPad, iPod and iPhone products as well as other MP3 players. Our principal competitors for these products are Bose, Altec Lansing, Klipsch, iHome, Bowers & Wilkins and Phillips. We also offer Harman/Kardon and JBL speaker systems to personal computer retailers. In this market, our principal competitors are Creative Labs, Altec Lansing, Logitech, Klipsch and Cyber Acoustics. We sell headphones online and through various retailers. Our principal competitors for these products are Beats, Pioneer, Sony, Bowers & Wilkins, Apple, Skull Candy and Bose. The home audio and multimedia markets are characterized by the short life cycle of products and a need for continuous design and development efforts. Our competitive strategy is to compete in the higher-quality segments of this market and to continue to emphasize our ability to provide system solutions to customers, including a combination of loudspeakers, electronics products, integrated surround sound and home theater systems.

Professional

The market for professional sound systems is highly competitive. We believe that we have historically held a leading market position in the professional loudspeaker market and have complemented our professional loudspeaker line by adding digital professional electronic products, broadcast and recording equipment and lighting solutions. We compete by utilizing our ability to provide systems solutions to meet the complete audio requirements of our professional customers. With our HiQnet networking protocol software, our professional brand products can communicate and operate together. We offer products for most professional audio applications.

Our principal competitors in the sound reinforcement market include Telex, Electro Voice, Mackie, QSC, Meyer Sound Laboratories, Sennheiser, Peavey, Shure, Audio Technica, and Yamaha. Principal competitors in the recording and broadcast markets include Yamaha, Sennheiser, Loud Technologies, Inc., Lawo, Harris Corporation, DigiDesign/M-Audio, Genelec, KRK, TC Electronics, Stagetec and Sony. In the music instrument market, competitors for our products include Yamaha, Peavey, QSC, Shure, Sennheiser, Line 6, Dunlop, Zoom, Audio Technica and Roland. Our competitors in the industrial and architectural sound market include Siemens, Peavey and Tannoy. Our competitors in the lighting market include Barco, Chauvet Lighting, Clay Paky, Elation, JB Lighting, Robe Lighting, and Vari-Lite.

Environmental Regulation

We are subject to various Federal, state, local and international environmental laws and regulations, including those governing the use, discharge and disposal of hazardous materials and, increasingly, the recycling of our products and their packaging.

In Europe, we are subject to the European Union’s (“EU”) Directive on the Restriction of Use of Certain Hazardous Substances in Electrical and Electronics Equipment (“EU RoHS”). This directive restricts the placement into the EU market of electrical and electronic equipment containing certain hazardous materials, including lead, mercury, cadmium and chromium. We are also subject to the EU Waste Electrical and Electronic Equipment Directive, which regulates the collection, recovery and recycling of waste from certain electronic products.

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

Research and Development

We believe that continued investment in product research and development is critical to our success. Net expenditures for research and development were $285.3 million, $331.9 million and $304.6 million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively. We expect to continue to devote significant resources to research and development to sustain our competitive position.

Number of Employees

At June 30, 2013, we had 12,221 full-time employees, including 4,509 employees located in North America and 7,712 employees located outside of North America.

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

Subsequent Events

Dividend Declaration

On August 6, 2013, we declared a cash dividend of $0.30 per share for the quarter ended June 30, 2013. The quarterly dividend will be paid on August 30, 2013 to each stockholder of record as of the close of business on August 16, 2013.

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

Decreased demand and pricing pressure from our customers in the automotive industry or bankruptcy of a significant automotive customer could have a material adverse effect on our liquidity, financial condition and results of operations.

For the fiscal year ended June 30, 2013, approximately 70 percent of our sales were to automobile manufacturers. As a result, our financial performance depends, in large part, on conditions in the automotive industry, which is highly dependent on general economic conditions and has experienced significant difficulty. As a result, we have experienced and may continue to experience reductions in orders from our original equipment manufacturer customers. If one or more of our significant automotive customers experiences, or continues to experience, continued or increased financial difficulty, including bankruptcy, as a result of a prolonged economic downturn or otherwise, this would have a further adverse effect on our business due to further decreased demand, the potential inability of these companies to make full payment on amounts owed to us, or both. As part of the bankruptcy process, our pre-petition receivables may not be realized, customer manufacturing sites may be closed or contracts voided. The bankruptcy of a major customer could have a material adverse effect on our liquidity, financial condition and results of operations.

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

The global economic recession that began in 2008 resulted in significantly lower demand and decreased profitability across all of our segments and major markets. While North America and Asia have shown an improved, but somewhat uneven recovery, Europe remains stagnant with continued economic and financial challenges. Recent events in Europe have elevated concerns that macroeconomic conditions will worsen and economic recovery will be delayed. If weak economic conditions persist or worsen, there could be a number of negative effects on our business, including our customers or potential customers reducing or delaying orders, the insolvency of one or more of our key suppliers, which could result in production delays, and our customers being unable to obtain credit. Approximately 34 percent of our sales in fiscal 2013 were made to end consumers in Europe. Should conditions worsen in these markets, customer demand for our products may deteriorate which would have a negative impact on our results of operations.

A significant portion of our sales are denominated in Euros, which sales may be adversely impacted by the eurozone crisis.

Approximately 47 percent of our sales in fiscal 2013 were denominated in Euros. Certain eurozone countries in which we operate have received financial aid packages from the European Union in the form of loans and restructuring of their sovereign debt and have introduced comprehensive fiscal austerity measures. If dissolution and replacement of the Euro currency and the potential reintroduction of individual European Union currencies should occur as a result of the continued eurozone crisis, it could have a negative impact on our results of operations and could expose us to increased foreign exchange risk.

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

Our current estimate of $19.0 billion of awarded business at June 30, 2013 in our Infotainment and Lifestyle segments is calculated using certain assumptions from our customers, including projected future sales volumes with respect to the applicable platforms. Orders from our customers with respect to these platforms are not made pursuant to contractual obligations and our customers can terminate arrangements with us at any time without penalty. Therefore, our actual platform sales volumes, and thus the ultimate amount of revenue that we derive from such platforms, are not committed. If actual production orders from our customers are not consistent with the projections we use in calculating the amount of our awarded business, we could realize substantially less revenue over the life of these projects than the currently projected estimate.

The demand for our infotainment products may be eroded by replacement technologies becoming available on mobile handsets and tablets.

Sales of our infotainment products represented more than half of our net sales in fiscal 2013. GPS/navigation technologies are increasingly being incorporated into devices such as mobile handsets and tablets. Mobile handsets are frequently GPS-enabled and many companies are now offering navigation software for such devices. In future years, if automakers choose to replace embedded infotainment systems with mobile handset devices, the acceptance of this technology by consumers may negatively impact the demand for our infotainment products. If we do not continue to innovate to develop new and compelling products that capitalize upon new technologies, this could have a material adverse impact on our results of operations.

Failure to maintain relationships with our largest customers and failure by our customers to continue to purchase expected quantities of our products due to changes in market conditions would have an adverse effect on our operations.

We anticipate that our automotive customers, including BMW, Audi/Volkswagen, Toyota and Chrysler will continue to account for a significant portion of our sales for the foreseeable future. However, none of BMW, Audi/Volkswagen, Toyota and Chrysler or any of our other automotive customers is obligated to any long-term purchases of our products. The loss of sales to BMW, Audi/Volkswagen, Toyota and Chrysler, or to any of our other significant automotive customers would have a material adverse effect on our consolidated net sales, results of operations and financial condition.

The loss of business with respect to, or the lack of commercial success of, a vehicle model for which we are a significant supplier could adversely affect our financial performance.

Although we receive award letters or contracts from our automotive customers, these award letters or contracts generally provide for the supply of a customer’s requirements for a particular vehicle model, rather than for the purchase of a specific quantity of products. The loss of business with respect to, or the lack of commercial success of, a vehicle model for which we are a significant supplier could reduce our sales and thereby adversely affect our financial condition, operating results and cash flows.

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

We have invested substantial resources in markets where we expect growth and we may be unable to timely alter our strategies should such expectations not be realized.

Our future growth is dependent on our making the right investments at the right time to support product development and manufacturing capacity in areas where we can support our customer base. We have identified certain regions, including China, Brazil, Russia and India, as key markets likely to experience substantial growth, and accordingly have made and expect to continue to make substantial investments, both directly and through participation in partnerships and joint ventures, in manufacturing operations, technical centers and other infrastructure to support anticipated growth in these regions. If we are unable to deepen existing and develop additional customer relationships in these regions, we may not only fail to realize expected rates of return on our existing investments, but we may incur losses on such investments and be unable to timely redeploy the invested capital to take advantage of other markets, potentially resulting in lost market share to our competitors. Our results will also suffer if these regions do not grow as quickly as we anticipate.

Natural disasters, geo-political events and the failure of our information technology and communication systems could adversely affect our financial performance.

The availability of our products and services depends on the continuing operation of our information technology and communications systems. The occurrence of one or more natural disasters, such as hurricanes, cyclones, typhoons, floods, earthquakes, and tsunamis, geo-political events, such as civil unrest or terrorist attacks, or power loss, telecommunications failures, computer viruses, computer denial of service attacks, or other attempts to harm our systems, in a country in which we operate or in which our suppliers are located could adversely affect our operations and financial performance. Such events could result in physical damage to, or the complete loss of, one or more of our properties, the lack of an adequate work force in a market, the inability of customers to reach or have transportation to our channel partners directly affected by such events, the evacuation of the populace from areas in which our channel partners are located, changes in the purchasing patterns of consumers and in consumers’ disposable income, the temporary or long-term disruption in the supply of materials and products from some local and overseas suppliers, the disruption in the transport of goods from overseas, the disruption or delay in the delivery of goods to our facilities within a country in which we are operating, the reduction in the availability of our products in stores, the disruption of utility services to our facilities, the disruption of our information technology, including databases containing sensitive information, and disruption in our communications with our facilities and our customers and suppliers. If we failed to implement and maintain a comprehensive disaster recovery program and any of the foregoing events occurs, such events and their impacts could otherwise disrupt and have a material adverse effect on our consolidated net sales, results of operations and financial condition.

We depend on our suppliers for key production materials and any disruption in the supply of such materials could interrupt product manufacturing and increase product costs.

Many of our suppliers have significantly decreased their manufacturing capacity and inventory levels. These steps taken by our suppliers make us more vulnerable to disruptions in the supply chain. In the near term, an increase in our demand for parts may place an undue strain on our suppliers. Additionally, the supply of raw materials including, without limitation, petroleum, copper, steel, aluminum, synthetic resins, rare metals and rare earth minerals, such as neodymium used in the production of loudspeakers, has been and could continue to be significantly constrained, which is likely to result in continued elevated price levels. Furthermore, the Dodd-Frank Wall Street Reform and Consumer Protection Act included disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries (“DRC”) and procedures regarding a manufacturer’s efforts to prevent the sourcing of such “conflict” minerals. These rules could limit the number of suppliers who can provide us DRC “conflict free” components and parts, and we may not be able to obtain DRC conflict free products or supplies in sufficient quantities or at competitive prices for our operations. We may also face challenges with our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are conflict free. As a result, we may not be able to obtain the materials necessary to manufacture our products, which could force us to cease production or search for alternative supply sources, possibly at a higher cost. Such disruptions may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our new credit agreement contains provisions that limit our operating and financing activities. The new credit agreement also contains certain negative covenants that limit, among other things, our ability to pay dividends, permit certain of our subsidiaries to incur debt, incur liens, make fundamental changes, sell assets, undertake transactions with affiliates and undertake sale and leaseback transactions. The facilities are subject to acceleration upon certain specified events of default, including failure to make timely payments, breaches of representations or covenants, or a change of control, as such term is defined in the new credit agreement. Because of the restrictions in our new credit agreement, we may have difficulty securing additional financing in the form of additional indebtedness. In addition, our new credit agreement contains other and more restrictive covenants, including financial covenants that require us to achieve specified financial and operating results and maintain compliance with specified financial ratios. We may have to curtail some of our operations to maintain compliance with these covenants. A violation of any of these covenants could result in a default under our new credit agreement, which could permit the lenders to accelerate the repayment of any borrowings outstanding at that time, and the lenders under the new credit agreement could act on the guarantee granted in connection with the facilities. A default or acceleration under our new credit agreement would result in increased capital costs and could adversely affect our ability to operate our business and our results of operations and financial condition.

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

We may be adversely affected by future laws or regulations.

We are subject to various U.S. Federal, state and local, and non-U.S. laws and regulations. We cannot predict the substance or impact of pending or future legislation or regulations, or the application thereof. The introduction of new laws or regulations or changes in existing laws or regulations, or the interpretations thereof, could increase the cost of doing business for us or our customers or suppliers or restrict our actions and adversely affect our financial condition, operating results and cash flows. An example of such changing regulation is the recent adoption by the SEC of annual disclosure and reporting requirements for those SEC reporting companies who manufacture or contract to manufacture products that contain conflict minerals, and such minerals are necessary to the production or functionality of such product. Each reporting company is required to conduct a reasonable country of origin inquiry to determine whether such minerals were mined from the DRC. These new requirements will require due diligence efforts in fiscal 2014, with initial disclosure requirements beginning in May 2014. There will be costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals that we may find to be used in our products.

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

Our consolidated financial statements include net deferred tax assets of $337.0 million as of June 30, 2013, which relate to temporary differences between the assets and liabilities in the consolidated financial statements and the assets and liabilities in the calculation of taxable income. The valuation of deferred tax assets is based on various projections for future taxable income reversing taxable temporary differences and tax planning strategies. Thus, when actual taxable income differs from projections, it may become necessary to adjust the valuation of our deferred tax assets, which would impact our results of operations and financial condition.

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

Location	Segments	Size (Sq. Ft.)	Owned or Leased	Percentage Utilization
Ittersbach, Germany	Infotainment Lifestyle	565,000	Owned	100%
Nova Santa Rita, Brazil	Professional Lifestyle	432,000	Owned	100%
Dandong, China	Lifestyle Professional	323,000	Leased	38%
Atlanta, Georgia	Lifestyle	305,000	Leased	100%
Moreno Valley, California	Lifestyle Professional	301,000	Leased	100%
Northridge, California	Lifestyle Professional	238,000	Leased	68%
Straubing, Germany	Infotainment Lifestyle	235,000	Owned	100%
Elkhart, Indiana	Professional	223,000	Owned	90%
Szekesfehervar, Hungary	Infotainment Lifestyle	222,000	Owned	100%
Chateau du Loir, France	Infotainment Lifestyle	221,000	Owned	75%
Tijuana, Mexico	Professional Lifestyle	198,000	Leased	100%
Vienna, Austria	Professional Lifestyle	193,000	Leased	40%
Queretaro, Mexico	Infotainment Lifestyle	188,000	Leased	70%
Bridgend, United Kingdom	Lifestyle	168,000	Leased	40%
Franklin, Kentucky	Infotainment Lifestyle	152,000	Owned	80%
Farmington Hills, Michigan	Infotainment Lifestyle	151,000	Leased	100%
Suzhou, China	Infotainment Lifestyle	145,000	Owned	100%
Frederikshaven, Denmark	Professional	136,000	Leased	100%
Sandy, Utah	Professional	127,000	Leased	100%
Juarez, Mexico	Lifestyle	109,000	Leased	100%

We also own or lease other facilities that are not considered principal properties. We believe that our facilities are suitable and adequate for our present needs and that suitable additional or substitute facilities will be available, if required.

Item 3.	Legal Proceedings

At June 30, 2013, we were subject to legal claims and litigation arising in the ordinary course of business, including the matters described below. The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

On April 12, 2012, In re Harman International Industries, Inc. Securities Litigation, civil action no. 1:07-cv-01757 (D.D.C.) was reassigned to Judge Rudolph Contreras while Patrick Russell v. Harman International Industries, Incorporated, et al. remained before Judge Richard W. Roberts.

On September 5, 2012, the Court heard oral argument on defendants’ motion to dismiss. At the request of the Court, on September 24, 2012, each side submitted supplemental briefing on defendants’ motion to dismiss. The motion is now fully briefed. As of June 30, 2013, the case remained pending before the Court.

Patrick Russell v. Harman International Industries, Incorporated, et al.

Patrick Russell (the “Russell Plaintiff”) filed a complaint on December 7, 2007 in the United States District Court for the District of Columbia and an amended purported putative class action complaint on June 2, 2008 against Harman and certain of our officers and directors alleging violations of the Employee Retirement Income Security Act of 1974 (“ERISA”) and seeking, on behalf of all participants in and beneficiaries of the Harman Retirement Savings Plan (the “Savings Plan”), compensatory damages for losses to the Savings Plan as well as injunctive relief, imposition of a constructive trust, restitution, and other monetary relief. The amended complaint alleges that from April 26, 2007 to the present defendants failed to prudently and loyally manage the Savings Plan’s assets, thereby breaching their fiduciary duties in violation of ERISA by causing the Savings Plan to invest in our common stock notwithstanding that the stock allegedly was “no longer a prudent investment for the Participants’ retirement savings.” The amended complaint further claims that, during the Class Period, defendants failed to monitor the Savings Plan’s fiduciaries, failed to provide the Savings Plan’s fiduciaries with, and to disclose to the Savings Plan’s participants, adverse facts regarding Harman and our businesses and prospects. The Russell Plaintiff also contends that defendants breached their duties to avoid conflicts of interest and to serve the interests of participants in and beneficiaries of the Savings Plan with undivided loyalty. As a result of these alleged fiduciary breaches, the amended complaint asserts that the Savings Plan has “suffered substantial losses, resulting in the depletion of millions of dollars of the retirement savings and anticipated retirement income of the Savings Plan’s Participants.”

On March 24, 2008, the Court ordered, for pretrial management purposes only, the consolidation of Patrick Russell v. Harman International Industries, Incorporated, et al. with In re Harman International Industries, Inc. Securities Litigation.

Defendants moved to dismiss the complaint in its entirety on August 5, 2008. The Russell Plaintiff opposed the defendants’ motion to dismiss on September 19, 2008, and defendants filed a reply in further support of their motion to dismiss on October 20, 2008. On May 22, 2013, the Court dismissed the complaint in its entirety. The Russell Plaintiff has filed a notice of appeal but no briefing schedule has been set by the Court.

Item 4.	Mine Safety Disclosures

None.

Executive Officers of the Registrant

Executive officers are appointed by our Board of Directors and hold office at the pleasure of the Board until the next annual meeting of shareholders or until their successors are appointed and qualified. Each of our current executive officers is identified below together with information about each officer’s age, position and employment history for the last five years.

Name	Position	Age
Dinesh C. Paliwal	Chairman, President and Chief Executive Officer	55
Herbert K. Parker	Executive Vice President and Chief Financial Officer	55
Blake Augsburger	Executive Vice President, President—Professional Division and Country Manager, North America	50
Sachin Lawande	Executive Vice President and President—Infotainment Division	46
Michael Mauser	Executive Vice President and President—Lifestyle Division	50
Dr. I.P. Park	Executive Vice President and Chief Technology Officer	50
Ralph Santana	Executive Vice President and Chief Marketing Officer	45
David Slump	Executive Vice President and President, Services	45
John Stacey	Executive Vice President and Chief Human Resources Officer	48
Todd A. Suko	Executive Vice President and General Counsel	46

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

Blake Augsburger joined our Company in 2001 as the President of Crown International. In 2006, Mr. Augsburger was promoted to Executive Vice President and President-Professional Division. Mr. Augsburger also serves as Country Manager for North America.

Sachin Lawande joined our Company in 2001, and has served as our Executive Vice President and President, Infotainment Division since July 1, 2013. From July 1, 2011 through June 30, 2013, Mr. Lawande served as Co-President, Lifestyle and Infotainment Divisions. From January 2009 to February 2012, he served as our Chief Technology Officer. From April 2010 to June 30, 2011, Mr. Lawande served as Co-President—Automotive Division. From 2008 to January 2009, Mr. Lawande served as Harman’s Chief Innovation Officer, where he was responsible for guiding software strategy and key development partnerships and was instrumental in launching an offshore development center in India as part of Harman’s strategy for optimizing its global footprint. From 2001 through 2008, Mr. Lawande served in various positions with QNX Software Systems, most recently as Vice President, Engineering Services.

Michael Mauser joined our Company in 1997, and has served as Executive Vice President and President—Lifestyle Division since July 1, 2013. From July 1, 2011 through June 30, 2013, Mr. Mauser served as Co-President, Infotainment and Lifestyle Divisions. From April 2010 through June 30, 2011, Mr. Mauser served as Executive Vice President and Co-President—Automotive Division. From May 2005 until April 2010, Mr. Mauser served as Senior Vice President, Finance and Chief Financial Officer of our Automotive Division.

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

Ralph Santana joined our Company in April 2013 as Executive Vice President and Chief Marketing Officer. Prior to joining our Company, he served as Senior Vice President and Chief Marketing Officer for Samsung North America from 2010 to 2012. Prior to Samsung, Mr. Santana’s experience included a 16 year career at PepsiCo where he held a variety of positions that spanned multiple international and domestic leadership roles in marketing, most recently as Vice President of Colas.

David Slump has served as our Executive Vice President and President, Services since July 1, 2013. Mr. Slump served as our Executive Vice President, Corporate Development from July 1, 2011 through June 30, 2013. From January 2009 through June 30, 2011, he served as President—Consumer Division. From January 2009 to May 2010, he also served as our Vice President, Corporate Development. Prior to joining our Company, from 2008 to January 2009, Mr. Slump served as Senior Vice President for Landis + Gyr Holdings, a leader in the energy management industry, where he directed the company’s global brand strategy and evaluated portfolio and architecture investments.

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

Our common stock is listed on the New York Stock Exchange and is reported on the New York Stock Exchange Composite Tape under the symbol HAR. As of July 31, 2013, there were approximately 99 record holders of our common stock.

The table below sets forth the reported high and low sales prices for our common stock, as reported on the New York Stock Exchange, for each quarterly period for fiscal years ended June 30, 2013 and 2012.

	Years Ended June 30,
	2013		2012
Market Price	High	Low	High	Low
First quarter ended September 30	$49.38	$36.99	$47.93	$28.58
Second quarter ended December 31	47.24	37.35	44.78	26.20
Third quarter ended March 31	50.25	41.95	51.11	38.54
Fourth quarter ended June 30	54.20	41.38	49.82	35.70

Our Board of Directors reinstated the payment of a cash dividend in the third quarter of fiscal year 2011, which had been suspended in the third quarter of fiscal year 2009. During fiscal year 2013, we declared and paid cash dividends of $0.60 per share, with dividends of $0.15 declared in each quarter. During fiscal year 2012, we declared and paid cash dividends of $0.30 per share, with dividends of $0.075 declared in each quarter. During fiscal year 2011, we declared cash dividends of $0.05 per share, with a dividend of $0.025 declared in the third and fourth quarters only.

On October 26, 2011, our Board of Directors authorized the repurchase of up to $200 million of our common stock (the “Buyback Program”). The Buyback Program allows us to purchase shares of our common stock in accordance with applicable securities laws on the open market, or through privately negotiated transactions. We entered into an agreement with an external broker that provided the structure under which the program was facilitated, which expired on October 25, 2012. The Buyback Program was set to expire on October 26, 2012 but on October 23, 2012, our Board of Directors approved an extension of the Buyback Program through October 25, 2013. The Buyback Program may be suspended or discontinued at any time. We will determine the timing and the amount of any repurchases based on an evaluation of market conditions, share price and other factors. During the year ended June 30, 2013, we repurchased 145,866 shares at a cost of $5.4 million under the Buyback Program, for a total buyback of 3,392,275 shares at a cost of $129.3 million. On June 19, 2013 we entered into a new agreement with an external broker which expires on October 25, 2013. On June 26, 2013, our Board of Directors authorized the repurchase of up to an additional $200 million of our common stock which expires on June 26, 2014 (the “New Buyback Program”). No repurchases have been made under the New Buyback Program.

No shares were acquired in connection with the Buyback Program during the fourth quarter of fiscal year 2013.

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

(In thousands except per share data)	2013(1) (2)	2012(1) (2) (3)	2011(1) (2)	2010(1) (2) (4)	2009(2) (4)
Net sales	$4,297,842	$4,364,078	$3,772,345	$3,364,428	$2,854,895
Operating income (loss)	$201,251	$300,246	$190,051	$85,555	$(503,812)
Net income (loss) from continuing operations attributable to Harman International Industries, Incorporated	$142,407	$329,541	$135,916	$35,178	$(422,345)
Income (loss) from discontinued operations, net of income taxes	$0	$0	$0	$123,591	$(9,159)
Net income (loss)	$142,407	$329,541	$135,916	$164,058	$(430,752)
Net income (loss) attributable to Harman International Industries, Incorporated	$142,407	$329,541	$135,916	$158,769	$(431,504)
Earnings (loss) per share from continuing operations attributable to Harman International Industries, Incorporated:
Basic	$2.06	$4.62	$1.91	$0.50	$(7.19)
Diluted	$2.04	$4.57	$1.90	$0.50	$(7.19)
Earnings (loss) per share from discontinued operations:
Basic	$0.00	$0.00	$0.00	$1.76	$(0.16)
Diluted	$0.00	$0.00	$0.00	$1.75	$(0.16)
Earnings (loss) per share:
Basic	$2.06	$4.62	$1.91	$2.26	$(7.34)
Diluted	$2.04	$4.57	$1.90	$2.25	$(7.34)
Weighted average shares outstanding:
Basic	68,990	71,297	70,992	70,350	58,766
Diluted	69,736	72,083	71,635	70,595	58,766
Total assets	$3,235,685	$3,169,464	$3,058,495	$2,556,215	$2,473,497
Total debt	$289,973	$395,688	$381,014	$377,837	$577,296
Total equity	$1,644,871	$1,529,611	$1,423,658	$1,134,892	$1,007,918
Dividends per share	$0.60	$0.30	$0.05	$0.00	$0.025

(1)

The results of operations for all acquired companies are included in our Consolidated Statements of Income starting from the date of the respective acquisition. Refer to Note 2 – Acquisitions in the Notes to the Consolidated Financial Statements for more information on acquisitions in fiscal years 2013, 2012 and 2011. On June 1, 2010, we acquired Eletrônica Selenium S/A (now known as Harman do Brasil Indústria Eletrônica e Participações Ltda.) and the results of operations are included in fiscal years 2013, 2012, 2011 and 2010 starting from the date of the acquisition.

(2)	Includes restructuring expenses of $83.1 million, $9.1 million, $20.6 million $17.9 million and $99.7 million in fiscal years 2013, 2012, 2011, 2010 and 2009, respectively.
(3)	Net income includes a non-cash benefit of $124.2 million related to a reduction of our deferred tax valuation allowance on certain of our net U.S. deferred tax assets.
(4)	Includes a goodwill impairment charge of $12.3 million and $317.7 million in fiscal years 2010 and 2009, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information presented in other sections of this Annual Report on Form 10-K, including “Item 1. Business,” “Item 6. Selected Financial Data,” and “Item 8. Financial Statements and Supplementary Data.” This discussion contains forward-looking statements which are based on our current expectations and experience and our perception of historical trends, current market conditions, including customer acceptance of our new products, current economic data, expected future developments, including foreign currency exchange rates, and other factors that we believe are appropriate under the circumstances. These statements involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements. See “Risk Factors” included in Item 1A of Part I of this report. Unless otherwise indicated, “Harman,” “Company,” “we,” “our,” and “us” are used interchangeably to refer to Harman International Industries, Incorporated and its consolidated subsidiaries. All amounts are in thousands unless otherwise indicated.

Executive Overview

We believe we are a worldwide leader in the development, manufacture and marketing of high quality, high-fidelity audio products, lighting solutions and electronic systems, as well as digitally integrated audio and infotainment systems for the automotive industry. We have developed a broad range of product offerings which we sell in our principal markets under our renowned brand names, including AKG®, Crown®, JBL®, Infinity®, Harman/Kardon®, Lexicon®, dbx®, BSS®, Studer®, Soundcraft®, Mark Levinson®, Becker®, Revel®, Logic 7®, Martin® and Selenium®. We have built these brands by developing our engineering, manufacturing and marketing competencies, and have employed these resources to establish our company as a leader in the markets we serve.

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

We believe that innovation is an important element to gaining market acceptance of our products and strengthening our market position. We have a history of leveraging our continuous technological innovation across all of the markets we serve. We have a well-deserved reputation for delivering premium audio and infotainment solutions across a full spectrum of applications. We believe that our technological innovation, the quality of our products and our reputation for on-time delivery have resulted in Harman being awarded a substantial amount of Infotainment and Lifestyle business. As of June 30, 2013, we have a cumulative estimated $19.0 billion of future awarded Infotainment and Lifestyle automotive business, which represents the estimated future lifetime net sales for all customers. This amount does not represent firm customer orders. We report our awarded business primarily based on award letters from our customers. To validate these awards, we use various assumptions, which we update annually, including global vehicle production forecasts, customer take rates for our products, revisions to product life cycle estimates and the impact of annual price reductions and exchange rates, among other factors. These assumptions are updated and reported externally on an annual basis. We update our estimated awarded business quarterly by adding the value of new awards received and subtracting sales recorded during the quarter. These quarterly updates do not include any assumptions for increased take rates, revisions to product life cycle, or any other factors. We believe our currently awarded automotive business will position us well for follow-on and new business with these existing customers.

Our management uses the amount of our future awarded business for short-and long-term budgeting and forecasting, development of earnings guidance and for planning future corporate investment and other activities, such as capital expenditures and restructuring. Our future awarded business is also an input used to approximate our enterprise value. We believe our investors utilize this information for a number of reasons, including evaluating our future financial performance over time, to model our financial results of operations, to understand the risks inherent in our current operating plan, and as an input to approximate our enterprise value. However, our estimates of future awarded automotive business are forward-looking statements and may not actually be achieved. See the risk factor “We may not realize sales represented by awarded business” in Item 1A “Risk Factors” of Part I of this report.

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

We believe significant opportunities exist to grow our business in all three of our business segments in emerging markets such as Brazil, Russia, India and China (“BRIC”). During the fiscal year ended June 30, 2013, sales increased in these emerging markets to $550.3 million, an increase of $21.7 million, or 4.1 percent, over the prior fiscal year. Excluding China, the BRIC countries sales increased $33.0 million to $179.4 million, an increase of 22.5 percent during the fiscal year ended June 30, 2013, compared to the same period in the prior fiscal year. We expect our market share to continue to grow significantly in these countries.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method. We establish reserves for our inventory which require us to analyze the aging and forecasted demand for our inventories, to forecast future product sales prices, pricing trends and margins, and to make judgments and estimates regarding obsolete, damaged or excess inventory. Markdown percentages are determined based on our estimate of future demand and selling prices for our products. Future sales prices are determined based on current and forecasted market expectations, as well as terms that have been established for future orders under automotive platform arrangements. Our inventory reserves primarily relate to our raw materials and finished goods. We calculate inventory reserves on raw materials by reviewing the levels of raw materials on-hand and comparing this to estimates of historical consumption and future demand in order to assess whether we have excess materials on-hand. If it is determined that excess materials are in inventory, an appropriate inventory reserve is established. Inventory reserves on finished goods are primarily determined through inventory turnover measures. Products showing low turnover rates are assigned a percentage reserve based on future estimates of sales volumes and margins. We make adjustments to our inventory reserves based on the identification of specific situations and increase our inventory reserves accordingly. As changes in future economic or industry conditions occur, we revise the estimates that were used to calculate our inventory reserves.

If actual conditions are less favorable than those we have projected, we may need to increase our reserves for excess and obsolete inventories. Any increases in our reserves will adversely impact our results of operations. Such reserves are not reduced until the product is sold.

At June 30, 2013 and 2012 our inventory reserves were $72.9 million and $61.9 million, respectively. The increase was primarily due to the acquisition of Martin Professional A/S (“Martin”). Refer to Note 4 – Inventories in the Notes to the Consolidated Financial Statements for more information.

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

In evaluating goodwill for impairment, we may first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then no further testing of the goodwill assigned to the reporting unit is required. However, if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized, if any. In fiscal years 2013 and 2012, we did not elect to first assess the qualitative factors in evaluating our goodwill for impairment; therefore, we proceeded with our quantitative goodwill impairment test.

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

Other Intangible Assets

Intangible assets primarily consist of patents, trademarks and distribution agreements and are amortized over periods ranging from 10 months to 17 years. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. We believe that the straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained annually by our Company. We also have indefinite-lived intangible assets of $20.3 million primarily consisting of a trademark which we assess for potential impairments annually, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. We did not record any impairment charges for other intangible assets in fiscal years 2013, 2012 and 2011.

Impairment of Long-Lived Assets

We review the recoverability of our long-lived assets, including buildings, equipment and other definite-lived intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. We will continue to monitor the need for impairment tests, which could result in additional impairment charges. We recognized $0.7 million and $0.6 million in impairment charges related to facilities that were held-for-sale in the fiscal years ended June 30, 2013 and 2012, respectively. We did not record any impairment charges for long-lived assets in the fiscal year ended June 30, 2011.

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

Income Taxes and Tax Valuation Allowances

We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in our Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards. We evaluate all available positive and negative evidence in each tax jurisdiction regarding the recoverability of any asset recorded in our Consolidated Balance Sheets and provide valuation allowances to reduce our deferred tax assets to an amount we believe is more likely than not to be realized. We regularly review our deferred tax assets for recoverability considering historical profitability, our ability to project future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. If we continue to operate at a loss in certain jurisdictions or are unable to generate sufficient future taxable income within the defined lives of such assets, we could be required to increase our valuation allowance against all or a significant portion of our deferred tax assets. This increase in valuation allowance could result in substantial increases in our effective tax rate and could have a material adverse impact on our operating results. Conversely, if and when our operations in some jurisdictions become sufficiently profitable before what we have estimated in our current forecasts, we would be required to reduce all or a portion of our current valuation allowance and such reversal would result in an increase in our earnings in such period. Adjustments to our valuation allowance, through charges to income tax expense (benefit), were $2.9 million, $(124.2) million and $0.2 million for the fiscal years ending June 30, 2013, 2012 and 2011, respectively. Refer to Note 13 – Income Taxes in the Notes to the Consolidated Financial Statements for more information.

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

Results of Operations

Net Sales

Fiscal year 2013 net sales were $4.298 billion compared to $4.364 billion, a decrease of 1.5 percent or an increase of 0.6 percent excluding foreign currency translation. Net sales decreased in our Infotainment segment and increased in our Lifestyle and Professional segments. The decrease in our Infotainment segment was primarily due to the recession in Europe which significantly impacted automotive production. In addition, prior year sales were exceptionally robust due to the inability of a competitor to supply its customers as a result of the Japanese earthquake and tsunami in fiscal year 2011. The increase in our Lifestyle segment was due to sales growth in home and multimedia products, partially offset by lower automotive audio sales due to the recession in Europe and lower surcharges to certain automotive audio customers to recover increased costs on rare earth minerals. The increase in our Professional segment was primarily due to the acquisition of Martin in February 2013, partially offset by the recession in Europe and delays in capital projects in the U.S. and China. Refer to Note 2 – Acquisitions in the Notes to the Consolidated Financial Statements for more information on the acquisition of Martin. Foreign currency translation had an unfavorable impact of $92.8 million when compared to the prior fiscal year.

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

A summary of our net sales, by business segment, is presented below:

	Year Ended June 30,
	2013	Percentage	2012	Percentage	2011	Percentage
Infotainment	$2,283,247	53.1%	$2,401,562	55.0%	$2,088,599	55.4%
Lifestyle	1,338,355	31.1%	1,330,798	30.5%	1,087,270	28.8%
Professional	672,805	15.7%	630,731	14.5%	595,687	15.8%
Other	3,435	0.1%	987	0.0%	789	0.0%

Total	$4,297,842	100.0%	$4,364,078	100.0%	$3,772,345	100.0%

Infotainment—Infotainment net sales decreased $118.3 million, or 4.9 percent, in fiscal year 2013 compared to the prior fiscal year, and decreased 2.5 percent excluding foreign currency translation. The decrease in net sales was primarily the result of lower European automotive production due to lower demand in Western Europe, including Germany, and unfavorable foreign currency translation of $60.2 million. In addition, prior year sales were exceptionally robust due to the inability of a competitor to supply its customers as a result of the Japanese earthquake and tsunami in fiscal year 2011.

Infotainment net sales increased $313.0 million or 15.0 percent in fiscal year 2012 compared to the prior fiscal year, and increased 17.3 percent excluding foreign currency translation. The increase in net sales was driven by increases in the sale of scalable infotainment systems, new product launches, higher production volumes and extension of current product offerings on new vehicle platforms, partially offset by unfavorable foreign currency translation of $40.6 million. In addition, we had a temporary increase in net sales in the first quarter of fiscal year 2012 due to the inability of one of our competitors to supply its customers as a result of the Japanese earthquake and tsunami in March 2011.

Lifestyle— Lifestyle net sales increased $7.6 million, or 0.6 percent, in fiscal year 2013 compared to the prior fiscal year, and increased 2.5 percent excluding foreign currency translation. The increase in net sales was driven by sales growth in home and multimedia products, partially offset by lower car audio sales due to lower European automotive production as a result of lower demand in Western Europe, including Germany, lower surcharges to certain automotive audio customers to recover increased costs on rare earth minerals and unfavorable foreign currency translation of $24.9 million.

Lifestyle net sales increased $243.5 million, or 22.4 percent in fiscal year 2012 compared to the prior fiscal year, and increased 23.8 percent excluding foreign currency translation. The increase in net sales was primarily due to higher automotive audio net sales in Europe and North America, surcharges to certain automotive audio customers to recover increased costs on rare earth minerals, the addition of MWM Acoustics, and increases in home and multimedia product sales, partially offset by unfavorable foreign currency translation of $12.2 million.

Professional—Professional net sales increased $42.1 million, or 6.7 percent, in fiscal year 2013 compared to the prior fiscal year, and increased 8.0 percent excluding foreign currency translation. The increase in net sales was primarily due to $55.9 million of sales from the acquisition of Martin in February 2013, partially offset by delays in capital projects in the U.S. and China, the recession in Europe and unfavorable foreign currency translation of $7.6 million.

Professional net sales increased $35.0 million, or 5.9 percent in fiscal year 2012 compared to the prior fiscal year, both including and excluding foreign currency translation. The increase in net sales was primarily due to new product introductions and the development of emerging market distribution channels, partially offset by unfavorable foreign currency translation of $1.6 million.

Gross Profit

Gross profit as a percentage of net sales decreased 1.4 percentage points to 25.7 percent in fiscal year 2013 compared to the prior fiscal year. The decrease in overall gross profit as a percentage of net sales was primarily in our Infotainment segment, due to reduced leverage of fixed costs on lower sales and unfavorable product mix related to the higher margin competitive substitution business related to the Japanese earthquake and tsunami recognized in the prior year and in our Lifestyle and Professional segments due to an increase in duties, fees and interest related to compliance with U.S Customs and Border Protection, partially offset by improved mitigation of rare earth mineral cost impacts and productivity gains.

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

A summary of our gross profit by business segment is presented below:

	Year Ended June 30,
	2013	Percentage of Net Sales	2012	Percentage of Net Sales	2011	Percentage of Net Sales
Infotainment	$481,960	21.1%	$557,349	23.2%	$405,491	19.4%
Lifestyle(1)	371,006	27.7%	393,268	29.6%	346,499	31.9%
Professional(1)	249,799	37.1%	231,822	36.8%	234,547	39.4%
Other	1,355	*	1,707	*	813	*

Total	$1,104,120	25.7%	$1,184,146	27.1%	$987,350	26.2%

*	Not meaningful.
(1)

Gross profit for each of the fiscal years ended June 30, 2012 and June 30, 2011, have been revised to reflect a change in the measurement of segment operating profit due to a change in the allocation of intercompany royalties between the Lifestyle and Professional segments.

Infotainment—Gross profit as a percentage of net sales decreased 2.1 percentage points to 21.1 percent in fiscal year 2013 compared to the prior fiscal year. The decrease in gross profit as a percentage of net sales was primarily due to reduced leverage of fixed costs on lower sales, unfavorable product mix, such as the higher margin competitive substitution business recognized in the prior year, and higher warranty expense.

Infotainment gross profit as a percentage of net sales increased 3.8 percentage points to 23.2 percent in fiscal year 2012 compared to the prior fiscal year. The increase in gross profit as a percentage of net sales was primarily due to higher sales volumes leveraged over a lower cost base driven by productivity improvement programs and favorable product mix related to increased sales of scalable infotainment systems.

Lifestyle—Gross profit as a percentage of net sales decreased 1.9 percentage points to 27.7 percent in fiscal year 2013 compared to the prior fiscal year. The decrease in gross profit as a percentage of net sales was due to an increase in duties, fees and interest related to compliance with U.S Customs and Border Protection and product mix, partially offset by improved mitigation of rare earth mineral cost impacts.

Lifestyle gross profit as a percentage of net sales decreased 2.3 percentage points to 29.6 percent in fiscal year 2012 compared to the prior fiscal year. The decrease in gross profit as a percentage of net sales was primarily due to the dilutive impact from our implementation of a rare earth mineral cost surcharge program and investments in production capacity to support future growth. The surcharges only recovered the increased cost of the rare earth minerals and therefore provided no gross profit, resulting in a decline in gross profit as a percentage of net sales.

Professional—Gross profit as a percentage of net sales increased 0.3 percentage points to 37.1 percent in fiscal year 2013 compared to the prior fiscal year. The increase in gross profit as a percentage of net sales was primarily due to profitability of new product introductions, improved mitigation of rare earth neodymium magnet costs, a key component in speakers and productivity gains, partially offset by an increase in duties, fees and interest related to compliance with U.S Customs and Border Protection and higher restructuring expenses.

Professional gross profit as a percentage of net sales decreased 2.6 percentage points to 36.8 percent in fiscal year 2012 compared to the prior fiscal year. The decrease in gross profit as a percentage of net sales was primarily due to higher net costs for rare earth neodymium magnets, a key component in speakers, investments in production capacity to support future growth and higher freight costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $902.9 million in fiscal year 2013 compared to $884.2 million in the prior fiscal year, an increase of $18.7 million. As a percentage of net sales, SG&A increased 0.7 percentage points in fiscal year 2013 compared to the prior fiscal year. The increase in SG&A was primarily due to higher restructuring expenses of $69.4 million, higher expenses related to the acquisition of Martin and higher corporate marketing expenses, partially offset by lower RD&E, favorable foreign currency translation of $17.5 million and a $22.1 million reduction in our contingent consideration liability related to the acquisition of MWM Acoustics. RD&E decreased $46.6 million to $285.3 million, or 6.6 percent of net sales in fiscal year 2013, compared to $331.9 million, or 7.6 percent of net sales in the prior fiscal year, primarily due to higher customer reimbursements and favorable foreign currency translation of $8.0 million, partially offset by higher gross spending.

SG&A were $884.2 million in fiscal year 2012 compared to $813.8 million in the prior fiscal year, an increase of $70.4 million. The increase in SG&A was primarily due to higher RD&E of $27.2 million and higher selling and advertising expenses, partially offset by favorable foreign currency translation of $9.1 million and the receipt of $4.0 million of business interruption insurance proceeds related to the Japanese earthquake and tsunami. As a percentage of net sales, SG&A decreased 1.3 percentage points to 20.3 percent in fiscal year 2012 compared to the prior fiscal year. RD&E were $331.9 million, or 7.6 percent of net sales, in fiscal year 2012 compared to $304.6 million, or 8.1 percent of net sales, in the prior fiscal year.

We continued to incur costs relating to our restructuring programs, which were designed to address our global footprint, cost structure, technology portfolio, human resources and internal processes. We recorded restructuring charges in SG&A of $75.2 million, $6.0 million and $16.5 million in fiscal years 2013, 2012 and 2011, respectively. Restructuring is further described under the caption “Restructuring” later in this discussion.

A summary of our SG&A by business segment is presented below:

	Year Ended June 30,
	2013	Percentage of Net Sales	2012	Percentage of Net Sales	2011	Percentage of Net Sales
Infotainment	$391,161	17.1%	$377,125	15.7%	$344,388	16.5%
Lifestyle(1)	233,529	17.4%	241,773	18.2%	237,079	21.8%
Professional(1)	163,990	24.4%	158,825	25.2%	151,645	25.5%
Other	114,189	*	106,477	*	80,697	*

Total	$902,869	21.0%	$884,200	20.3%	$813,809	21.6%

*	Not meaningful.
(1)

SG&A for each of the fiscal years ended June 30, 2012 and June 30, 2011, have been revised to reflect a change in the measurement of segment operating profit due to a change in the allocation of intercompany royalties between the Lifestyle and Professional segments.

Infotainment—SG&A increased $14.0 million to $391.2 million in fiscal year 2013 compared to the prior fiscal year. The increase in SG&A was primarily due to an increase of $61.6 million of restructuring expenses and an overall increase in other general and administrative expenses, partially offset by lower RD&E and favorable foreign currency translation of $10.9 million. As a percentage of net sales, SG&A increased 1.4 percentage points to 17.1 percent in fiscal year 2013 compared to the prior fiscal year. RD&E decreased $46.1 million to $184.9 million, or 8.1 percent of net sales in fiscal year 2013, compared to $231.0 million, or 9.6 percent of net sales in the prior fiscal year, primarily due to higher customer reimbursements and favorable foreign currency translation of $7.0 million, partially offset by higher gross spending of $13.7 million.

Infotainment SG&A increased $32.7 million to $377.1 million in fiscal year 2012 compared to the prior fiscal year. The increase in SG&A was primarily due to higher RD&E, partially offset by favorable foreign currency translation of $5.7 million. As a percentage of net sales, SG&A decreased 0.8 percentage points to 15.7 percent in fiscal year 2012 compared to the prior fiscal year. RD&E increased $29.2 million to $231.0 million, or 9.6 percent of net sales in fiscal year 2012, compared to $201.8 million, or 9.7 percent of net sales in the prior fiscal year. The increase in RD&E was primarily related to new product launches.

Lifestyle—SG&A decreased $8.2 million to $233.5 million in fiscal year 2013, compared to the prior fiscal year, primarily due to a $22.1 million reduction in our contingent consideration liability related to the acquisition of MWM Acoustics and favorable foreign currency translation of $4.7 million, partially offset by higher selling expenses, higher restructuring expenses of $16.0 million and the non-recurring $4.0 million Japanese earthquake and tsunami related business interruption insurance settlement received in the prior year. As a percentage of net sales, SG&A decreased 0.8 percentage points to 17.4 percent in fiscal year 2013 compared to the prior fiscal year. RD&E increased $0.3 million to $59.7 million, or 4.5 percent of net sales in fiscal year 2013 compared to $59.4 million, or 4.5 percent of net sales in the prior fiscal year.

Lifestyle SG&A increased $4.7 million to $241.8 million in fiscal year 2012 compared to the prior fiscal year. The increase in SG&A was primarily due to higher selling expenses, increased start-up costs in emerging markets and the addition of MWM Acoustics. These increases were partially offset by the receipt of $4.0 million of business interruption insurance proceeds related to the Japanese earthquake and tsunami and favorable foreign currency translation of $2.2 million. As a percentage of net sales, SG&A decreased 3.6 percentage points to 18.2 percent in fiscal year 2012 compared to the prior fiscal year. RD&E increased $2.1 million to $59.4 million, or 4.5 percent of net sales in fiscal year 2012, compared to $57.3 million, or 5.3 percent of net sales in the prior fiscal year.

Professional—SG&A increased $5.2 million to $164.0 million in fiscal year 2013, compared to the prior fiscal year, primarily due to higher expenses related to the acquisition of Martin of $18.2 million, partially offset by lower restructuring expenses of $8.4 million and favorable foreign currency translation of $1.8 million. As a percentage of net sales, SG&A decreased 0.8 percentage points to 24.4 percent in fiscal year 2013 compared to the prior fiscal year. RD&E decreased $0.8 million to $31.6 million, or 4.7 percent of net sales in fiscal year 2013 compared to $32.4 million, or 5.1 percent of net sales in the prior fiscal year, primarily due to productivity improvements.

Professional SG&A increased $7.2 million to $158.8 million in fiscal year 2012 compared to the prior fiscal year. The increase in SG&A was primarily due to higher restructuring expenses and higher selling expenses, partially offset by lower RD&E. As a percentage of net sales, SG&A decreased 0.3 percentage points to 25.2 percent in fiscal year 2012 compared to the prior fiscal year. RD&E decreased $2.2 million to $32.4 million, or 5.1 percent of net sales in fiscal year 2012, compared to $34.6 million, or 5.8 percent of net sales in the prior fiscal year, primarily due to productivity improvements.

Other—Other SG&A primarily includes compensation, benefit and occupancy costs for our corporate employees and expenses associated with new technology innovation and our corporate brand identity campaign. Other SG&A increased $7.7 million to $114.2 million in fiscal year 2013 compared to the prior fiscal year, primarily due to higher marketing expenses related to our global brand awareness campaign, partially offset by lower incentive expense for bonuses.

Other SG&A increased $25.8 million to $106.5 million in fiscal year 2012 primarily due to higher RD&E associated with new corporate technology, investments in new technology innovation utilizing new and emerging technologies which are currently not product specific and higher advertising and marketing expenses related to the launch of our global brand awareness campaign.

Sale of Intellectual Property

Effective February 15, 2011, we entered into an agreement with a third party pursuant to which we monetized certain intellectual property rights. No income was recognized in connection with this transaction for the fiscal year ended June 30, 2013. Income of $0.3 million and $16.5 million was recognized in connection with this transaction in our Infotainment segment and is included in the Consolidated Statements of Income for the fiscal years ended June 30, 2012 and 2011, respectively, under the line item Sale of intellectual property.

Restructuring

Our restructuring program that is designed to improve our global footprint, cost structure, technology portfolio, human resources and internal processes continues. During fiscal year 2013 and 2012 we continued to refine existing programs and launched significant new programs focused on achieving further productivity improvements to: (i) optimize certain research and development and supply chain functions; (ii) outsource certain manufacturing capabilities; (iii) divest or sublease facilities no longer needed to support current operations and (iv) relocate certain functions to best cost countries. In fiscal year 2011, we announced the relocation of certain manufacturing activities from Washington, Missouri to Mexico and the outsourcing of certain manufacturing activities to third party suppliers.

A summary and components of our restructuring initiatives are presented below and include accruals for new programs as well as revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Severance Related Costs	Third Party Contractor Termination Costs	Facility Closure and Other Related Costs(3)	Asset Impairments(1)	Total
Liability, June 30, 2010	$33,036	$0	$7,562	$0	$40,598
Expense(2)	10,541	0	4,542	5,564	20,647
Accumulated depreciation offset	0	0	0	(5,564)	(5,564)
Payments	(15,231)	0	(4,346)	0	(19,577)
Foreign currency translation	3,416	0	102	0	3,518

Liability, June 30, 2011	$31,762	$0	$7,860	$0	$39,622

Expense(2)	(1,008)	315	7,146	2,696	9,149
Accumulated depreciation offset	0	0	0	(2,696)	(2,696)
Payments	(8,434)	(298)	(4,169)	0	(12,901)
Foreign currency translation	(2,382)	0	2	0	(2,380)

Liability, June 30, 2012	$19,938	$17	$10,839	$0	$30,794

Expense(2)	21,297	1,076	55,405	5,337	83,115
Accumulated depreciation offset	0	0	0	(5,337)	(5,337)
Payments	(18,151)	(72)	(38,939)	0	(57,162)
Reclassified Liabilities(3)	0	0	6,889	(0)	6,889
Foreign currency translation	479	(7)	(346)	0	126

Liability, June 30, 2013	$23,563	$1,014	$33,848	$0	$58,425

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

(3)

Certain contractual indemnification payments resulting from the transfer of a manufacturing facility to a third party were recorded as restructuring expenses in fiscal year 2013 and are classified within Facility Closure and Other Related Costs. Certain pre-existing liabilities related to this transferred facility were offset and reduced the restructuring expenses recorded as part of this transaction. These offsets are shown as Reclassified liabilities as noted above. See Note 3 – Transfer of Ownership of Manufacturing Facility in the Notes to the Consolidated Financial Statements for more information.

Restructuring liabilities are recorded in Accrued liabilities and Other non-current liabilities in our Consolidated Balance Sheets.

Restructuring expenses by reporting business segment are presented below:

	Year Ended June 30,
	2013	2012	2011
Infotainment	$58,878	$(1,458)	$5,949
Lifestyle	16,260	169	7,062
Professional	2,640	8,459	1,835
Other	(0)	(717)	237

Total	77,778	6,453	15,083
Asset impairments	5,337	2,696	5,564

Total	$83,115	$9,149	$20,647

Goodwill

In September 2011, we adopted Accounting Standards Update (“ASU”) 2011-08, under which an entity may first assess qualitative factors in determining whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Adoption of this guidance had no impact on our financial condition or results of operations as no events came to our attention indicating that the fair values of our reporting units might be less than their carrying values. In fiscal years 2013 and 2012, we did not elect to first assess the qualitative factors in evaluating our goodwill for impairment; therefore, we proceeded with our quantitative goodwill impairment test.

We test for impairment at the reporting unit level on an annual basis as of April 30th of every year and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Refer to Note 1 – Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements for more information on how we test goodwill for impairment. The annual goodwill impairment tests conducted as of April 30, 2013 and 2012 indicated that the fair value of each reporting unit was substantially in excess of its carrying value and, as such, no impairments were deemed to exist. Our accumulated amount of goodwill impairment recorded in prior fiscal years is $330.0 million.

Goodwill was $234.3 million at June 30, 2013 compared with $180.8 million at June 30, 2012. The increase in goodwill in the fiscal year ended June 30, 2013 versus the prior fiscal year was primarily related to goodwill associated with the following: $56.7 million in connection with the acquisition of Martin, $2.0 million in connection with the acquisition of iOnRoad Technologies Ltd. and $0.6 million in connection with the acquisition of Interchain Solution Private Limited, offset to a certain extent by foreign currency translation. Refer to Note 2 – Acquisitions in the Notes to the Consolidated Financial Statements for more information.

The changes in the carrying amount of goodwill by business segment for the fiscal years ended June 30, 2013 and 2012 were as follows:

	Infotainment	Lifestyle	Professional	Total
Balance, June 30, 2011	$8,069	$39,167	$72,121	$119,357
Acquisitions and adjustments	0	79,757	0	79,757
Contingent purchase price consideration associated with the acquisition of innovative Systems GmbH(1)	(1,258)	(825)	0	(2,083)
Other adjustments(2)	(955)	(8,154)	(7,111)	(16,220)

Balance, June 30, 2012	$5,856	$109,945	$65,010	$180,811
Acquisitions and adjustments	2,618	12	56,650	59,280
Other adjustments(2)	102	(2,519)	(3,332)	(5,749)

Balance, June 30, 2013	$8,576	$107,438	$118,328	$234,342

(1)

The contingent purchase price consideration associated with the acquisition of innovative Systems GmbH is calculated pursuant to the terms of an agreement between the parties. Certain terms of the agreement are currently subject to a dispute between the parties and the matter has been submitted to arbitration. Until such time as the dispute is resolved, we will not be able to calculate the final purchase price.

(2)	The other adjustments to goodwill primarily consist of foreign currency translation adjustments.

Operating Income

Fiscal year 2013 operating income was $201.3 million, or 4.7 percent of net sales. This represents a decrease of 2.2 percentage points compared to the prior fiscal year. The decrease in operating income was primarily due to lower net sales and gross profit, higher restructuring charges of $74.0 million, and an increase in duties, fees and interest related to compliance with U.S Customs and Border Protection partially offset by a $22.1 million reduction in our contingent consideration related to the acquisition of MWM Acoustics compared to the prior fiscal year.

Fiscal year 2012 operating income was $300.2 million, or 6.9 percent of net sales. This represents an increase of 1.9 percentage points compared to the prior fiscal year. The increase in operating income was primarily due to higher net sales.

A summary of our operating income (loss) by business segment is presented below:

	Year Ended June 30,
	2013	Percentage of Net Sales	2012	Percentage of Net Sales	2011	Percentage of Net Sales
Infotainment	$90,799	4.0%	$180,529	7.5%	$77,384	3.7%
Lifestyle	137,477	10.3%	151,490	11.4%	109,649	10.0%
Professional	85,810	12.8%	72,997	11.6%	82,902	13.9%
Other	(112,835)	*	(104,770)	*	(79,884)	*

Total	$201,251	4.7%	$300,246	6.9%	$190,051	5.0%

*	Not meaningful.

Interest Expense, Net

Interest expense is reported net of interest income in our Consolidated Statements of Income. Interest expense, net was $12.9 million, $20.1 million and $22.6 million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively. Gross interest expense was $15.3 million, $27.0 million and $32.5 million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively, of which $8.5 million, $19.1 million and $19.3 million, respectively, was non-cash interest expense associated with the amortization of the debt discount on the 1.25 percent Convertible Senior Notes due October 2012 (the “Convertible Senior Notes”), and the amortization of debt issuance costs on the Convertible Senior Notes and our Multi-Currency Credit Agreement entered into on October 12, 2012 (the “New Credit Agreement”) and our Multi-Currency Credit Agreement, entered into on December 1, 2010, as amended on December 15, 2011 and July 2, 2012 (the “Credit Agreement”), and $6.8 million, $7.9 million and $13.2 million was cash interest expense for the fiscal years ended June 30, 2013, 2012 and 2011, respectively. Interest income was $2.4 million, $6.9 million and $9.9 million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

Cash interest expense primarily relates to interest for the Convertible Senior Notes, our short-term borrowings and our Credit Agreement and New Credit Agreement. Interest income primarily relates to interest earned on our cash and cash equivalents, short-term investment balances and the variances from year to year are due to fluctuations in those balances and changes in interest rates. Non-cash interest expense is associated with the amortization of the debt discount on the Convertible Senior Notes and amortization of debt issuance costs on the Convertible Senior Notes and our Credit Agreement and New Credit Agreement. The decrease in interest expense, net in fiscal year 2013 compared with the prior fiscal year is primarily due to lower noncash interest expense. The decrease in interest expense, net in fiscal year 2012 compared with the prior fiscal year is primarily due to lower cash interest expense.

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

Miscellaneous, Net

We recorded miscellaneous expenses, net, of $11.8 million, $5.8 million and $6.3 million in fiscal years 2013, 2012 and 2011, respectively, primarily consisting of a loss on available-for-sale securities and bank charges in fiscal year 2013 and bank charges in fiscal years 2012 and 2011. Bank charges were $5.1 million, $5.7 million and $5.9 million in fiscal years 2013, 2012 and 2011, respectively.

Income Taxes

Our fiscal year 2013, 2012 and 2011 effective tax rates were an expense of 18.2 percent, a benefit of 26.2 percent and an expense of 15.2 percent, respectively. The effective tax rate was lower than the U.S. Federal statutory rate of 35 percent due to income mix, U.S. federal income tax credits and rate differentials between the U.S. and foreign jurisdictions. In addition, the fiscal year 2012 tax benefit was primarily due to the reversal of a portion of the U.S. valuation allowance. Refer to Note 13 – Income Taxes in the Notes to the Consolidated Financial Statements for more information.

Liquidity and Capital Resources

We primarily finance our working capital requirements through cash generated by operations, borrowings under the New Credit Agreement and trade credit. Cash and cash equivalents were $454.3 million at June 30, 2013 compared to $617.4 million at June 30, 2012. During the fiscal year ended June 30, 2013, our cash and cash equivalents balance decreased $163.1 million. The decrease in cash was primarily due to $100.0 million of cash being used to repay a portion of the outstanding balance of $400.0 million on our Convertible Senior Notes, acquisitions of $104.7 million, net of cash received, the repayment of $49.5 million of debt assumed in the acquisition of Martin and the repayment of $15.0 million from our term loan under the New Credit Agreement, increases in inventory and accounts receivable and decreases in accounts payable, partially offset by sales of short-term investments. We also used cash to make investments in our manufacturing facilities, fund product development and meet the working capital needs of our business segments.

We believe that our existing cash and cash equivalents of $454.3 million and our short-term investments of $10.0 million at June 30, 2013, together with our expected future operating cash flows, and our availability of $743.2 million under the New Credit Agreement, will be sufficient to cover our working capital needs, debt service, our share buy-back program, capital expenditures, including major investments related to manufacturing and research facilities in emerging markets, acquisitions, purchase commitments, restructuring projects and quarterly dividends for at least the next 12 months.

Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and maintain access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors beyond our control. We earn a significant amount of our operating income outside the U.S., the majority of which is deemed to be permanently reinvested in foreign jurisdictions. For at least the next 12 months, we have sufficient cash in the U.S., availability under our New Credit Agreement and forecasted domestic cash flow to sustain our operating activities and cash commitments for investing and financing activities, such as quarterly dividends and repayment of debt. In addition, we expect existing foreign cash and cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months. As of June 30, 2013, Cash and cash equivalents and Short-term investments of $226.9 million and $10.0 million, respectively, were held in the U.S. and Cash and cash equivalents of $227.4 million were held by us in foreign jurisdictions. We repatriated $100.0 million of cash to the U.S. from Germany in fiscal year 2012, which we previously had provided income tax expense on in our Consolidated Statement of Income. As of June 30, 2012, Cash and cash equivalents and Short-term investments of $204.1 million and $30.0 million, respectively, were held by us in the U.S. and $413.3 million and $173.0 million, respectively, were held by us in foreign jurisdictions. Below is a more detailed discussion of our cash flow activities during fiscal year 2013.

Operating Activities

For the fiscal year ended June 30, 2013, our net cash provided by operating activities was $42.1 million, compared to $268.5 million in the prior fiscal year. The decrease in operating cash flows compared to the prior fiscal year was primarily due to higher payments for inventories and accounts payable and higher accounts receivable and lower net income. At June 30, 2013, working capital, excluding cash, short-term investments, current portion of long-term debt and short-term debt, was $582.2 million, compared with $309.6 million at June 30, 2012. The increase was primarily due to higher accounts receivable and inventory balances.

Investing Activities

Net cash used in investing activities was $10.7 million for the fiscal year ended June 30, 2013, compared to $64.7 million used in investing activities in the prior fiscal year. The decrease in net cash used in investing activities compared to the prior fiscal year was primarily due to higher sales of short-term investments and lower capital expenditures, partially offset by higher payments for acquisitions. Short-term investments consist of commercial paper, short-term deposits and government bonds, time deposits, and treasury bills with original maturities of greater than three months and less than one year. Capital expenditures for the fiscal year ended June 30, 2013 were $101.7 million, in support of new Infotainment and Lifestyle awards, compared to $112.5 million for the prior fiscal year. Capital spending was also higher due to expansion of production capacity, increases in information technology related programs and product improvement programs. We expect that our run rate for capital expenditures will slightly increase during fiscal year 2014.

Financing Activities

Net cash used in financing activities was $203.4 million in the fiscal year ended June 30, 2013, compared to $147.6 million used in financing activities in the prior fiscal year. The increase in cash used in financing activities was primarily due to the repayment of the Convertible Senior Notes, the repayment of debt assumed in the acquisition of Martin, the repayment of a portion of our term facility under the New Credit Agreement, higher dividends to shareholders and debt issuance costs, partially offset by proceeds from the new term loan facility and lower repurchases of common stock.

Our total debt, including short-term borrowings, at June 30, 2013 was $289.9 million, primarily comprised of outstanding borrowings under the Term Facility (as defined below) of $285.0 million. Also included in total debt at June 30, 2013 is short-term debt and long-term borrowings of $5.0 million.

Our total debt, including short-term borrowings, at June 30, 2012 was $400.7 million, or $395.7 million, net of discount, and was primarily comprised of $400.0 million of the Convertible Senior Notes, which are shown net of a discount of $5.0 million in our Consolidated Balance Sheet at June 30, 2012. Also included in total debt at June 30, 2012 is short-term debt and long-term borrowings of $0.6 million.

New Credit Agreement

On October 10, 2012, we and Harman Holding GmbH & Co. KG (“Harman KG”), entered into the New Credit Agreement with a group of banks. The New Credit Agreement provides for (i) a five-year unsecured multi-currency revolving credit facility (the “New Revolving Credit Facility”) in the amount of $750.0 million (the “Aggregate Revolving Commitment”) with availability in currencies other than the United States Dollar of up to $550.0 million and (ii) a five-year unsecured United States Dollar term loan facility (the “Term Facility” and collectively with the New Revolving Credit Facility, the “Facilities”) in the amount of $300.0 million (the “Aggregate Term Commitment” and collectively with the Aggregate Revolving Commitment, the “Aggregate Commitment”). Up to $60.0 million of the Aggregate Revolving Commitment is available for letters of credit. Subject to certain conditions set forth in the New Credit Agreement, the Aggregate Commitment may be increased by up to $250.0 million. We may select interest rates for the Facilities equal to (i) LIBOR plus an applicable margin or (ii) a base rate plus an applicable margin, which in each case is determined based on our credit rating. We pay a facility fee on the Aggregate Revolving Commitment, whether drawn or undrawn, which is determined based on our credit rating. Any proceeds from borrowings under the Facilities may be used for general corporate purposes.

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

Upon the execution of the New Credit Agreement, we voluntarily terminated the Credit Agreement, as well as the guarantee and collateral agreement entered into in connection with the Credit Agreement. There were no outstanding borrowings under the Credit Agreement as of October 10, 2012, and no early termination penalties were incurred by us as a result of the termination of the Credit Agreement. All of the approximately $8.7 million of letters of credit that were previously outstanding under the Credit Agreement were deemed to be issued and outstanding under the New Credit Agreement.

On October 10, 2012, we borrowed $300.0 million under the Term Facility to finance, in part, the repayment of all the outstanding $400.0 million principal amount of Convertible Senior Notes and accrued and unpaid interest thereon. See “Convertible Senior Notes” below for additional information.

At June 30, 2013, there were no outstanding borrowings and approximately $6.8 million of outstanding letters of credit under the New Revolving Credit Facility and $285.0 million of outstanding borrowings under the Term Facility, of which $30.0 million is included in our Consolidated Balance Sheet as Current portion of long-term debt and $255.0 million is classified as Long-term debt. At June 30, 2013, unused available credit under the New Revolving Credit Facility was $743.2 million. In connection with the New Credit Agreement, we incurred $6.1 million of fees and other expenses which are included within Other assets in our Consolidated Balance Sheet at June 30, 2013. These costs will be amortized over the term of the New Credit Agreement to Interest expense, net in our Consolidated Statement of Income on a straight-line basis. In addition, during the fiscal year ended June 30, 2013, we wrote off $1.1 million of debt issuance costs, to Interest expense, net, which represented the portion of these costs that were attributed to the Credit Agreement.

At June 30, 2013, long-term debt maturing in each of the next five fiscal years and thereafter is as follows:

2014	$30,000
2015	35,645
2016	43,135
2017	135,010
2018	41,253
Thereafter	0

Total	$285,043

If we do not meet the forecast in our budgets, we could violate our debt covenants and, absent a waiver from our lenders or an amendment to the New Credit Agreement, we could be in default under the New Credit Agreement. As a result, our debt under the New Credit Agreement could become due, which would have a material adverse effect on our financial condition and results of operations. As of June 30, 2013, we were in compliance with all the financial covenants of the New Credit Agreement and we believe we will be in compliance for the next 12 months.

Convertible Senior Notes

At June 30, 2012, we had $400.0 million of Convertible Senior Notes outstanding, which were originally issued on October 23, 2007 (the “Issuance Date”) and were due on October 15, 2012. The Convertible Senior Notes were issued at par and we paid interest at a rate of 1.25 percent per annum on a semiannual basis. On October 15, 2012, the maturity date for the Convertible Senior Notes, we repaid all of the outstanding $400.0 million principal amount of Convertible Senior Notes and accrued and unpaid interest thereon held by affiliates of Kohlberg Kravis Roberts & Co. and Goldman Sachs Capital Partners and other investors. The repayment of principal was funded by $300.0 million of borrowings under the Term Facility and $100.0 million of cash on hand.

Credit Rating

On September 6, 2012, Standard & Poor’s Ratings Services (“S&P”) raised our corporate credit rating to the investment grade BBB–from BB+, citing improved margins and lower business risk. S&P also raised the issue rating on our senior unsecured notes to BB+ from BB. On October 11, 2012, Moody’s Investors Services raised our credit rating to Baa3 from Ba1, elevating us to investment-grade status, with the assignment of the Baa3 rating to the Facilities. We expect that the increase in our credit rating will enable us to continue to obtain credit in the future.

Dividends

On June 26, 2013, we announced that our annual cash dividend would double in fiscal year 2014 to $1.20 per share. The dividends will be paid in quarterly increments of $0.30 per share, effective July 1, 2013. On August 6, 2013, we declared a cash dividend of $0.30 per share for the quarter ended June 30, 2013. The quarterly dividend will be paid on August 30, 2013 to each stockholder of record as of the close of business on August 16, 2013.

Off-Balance Sheet Arrangements

We utilize off-balance sheet arrangements in our operations when we enter into operating leases for land, buildings and equipment in the normal course of business, which are not included in our Consolidated Balance Sheets. In addition, we had outstanding letters of credit of $6.8 million and $8.7 million at June 30, 2013 and 2012, respectively, which were not included in our Consolidated Balance Sheets.

Contractual Obligations

We have obligations and commitments to make future payments under various agreements and for uncertain tax positions. The following table details our obligations by due date:

	Year Ending June 30,
	2014	2015	2016	2017	2018	Thereafter	Total
Short term borrowings	$4,930	$0	$0	$0	$0	$0	$4,930
Long-term debt(1)	30,000	35,645	43,135	135,010	41,253	0	285,043
Firm commitments for capital expenditures	12,406	0	0	0	0	0	12,406
Purchase obligations(2)	167,345	15	0	0	546	0	167,906
Non-cancelable operating leases(3)	34,426	29,309	24,930	23,044	22,096	35,317	169,122
Pension obligations(4)	8,975	8,851	9,329	9,600	9,711	46,136	92,602
Uncertain tax positions(5)	35,206	0	0	0	0	0	35,206

Total contractual cash obligations	$293,288	$73,820	$77,394	$167,654	$73,606	$81,453	$767,215

(1)

Refer to Note 9 – Debt in the Notes to the Consolidated Financial Statements for more information and for interest payments associated with our short-term borrowings, current portion of long-term debt and long-term debt.

(2)	Includes amounts committed under enforceable agreements for purchase of goods and services with defined terms as to quantity, price and timing of delivery.
(3)	Refer to Note 12 – Leases in the Notes to the Consolidated Financial Statements for more information.
(4)	Refer to Note 16 – Retirement Benefits in the Notes to the Consolidated Financial Statements for more information.
(5)	Refer to Note 13 – Income Taxes in the Notes to the Consolidated Financial Statements. All uncertain tax positions are included in fiscal year 2014 as timing of such payments cannot be estimated.

Equity

Total shareholders’ equity at June 30, 2013 was $1.645 billion compared with $1.529 billion at June 30, 2012. The increase is primarily due to higher net income. There were 145,866 shares of our common stock repurchased during the fiscal year ended June 30, 2013 at a total cost of $5.4 million.

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

We implemented restructuring initiatives in the second half of fiscal year 2013 which eliminated approximately 500 jobs in high cost countries, which we expect will result in estimated operational savings of approximately $35.0 million in fiscal year 2014.

Recently Issued Accounting Standards

Income Taxes: In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carryforwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We will adopt the provisions of this new guidance on July 1, 2014. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

Comprehensive Income: In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which amends Accounting Standards Codification 220, “Comprehensive Income.” The new guidance requires the disclosure of amounts reclassified out of accumulated other comprehensive income by component and by net income line item. The disclosure may be provided either parenthetically on the face of the financial statements or in the notes. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2012. We will adopt the provisions of this new guidance on July 1, 2013. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

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

Interest Rate Sensitivity/Risk

At June 30, 2013, interest on approximately 98 percent of our borrowings was determined on a variable rate basis. The interest rates on the balance of our debt are subject to changes in U.S. and European short-term interest rates. To assess exposure to interest rate changes, we have performed a sensitivity analysis assuming a hypothetical 100 basis point increase or decrease in interest rates across all outstanding debt and investments. Our analysis indicates that the effect on fiscal year 2013 income before income taxes of such an increase and decrease in interest rates would be approximately $1.5 million.

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

Our subsidiaries purchase products and raw materials and sell our products in various currencies. As a result, we may be exposed to cost changes relative to local currencies in these markets. To mitigate these transactional risks, we enter into foreign exchange contracts. Also, foreign currency positions are partially offsetting and are netted against one another to reduce exposure. We presently estimate the effect on projected fiscal year 2014 income before income taxes, based upon a recent estimate of foreign exchange transactional exposure, of a uniform strengthening or uniform weakening of the transaction currency rates of 10 percent, would be to increase or decrease income before income taxes by approximately $13.4 million. As of June 30, 2013, we had hedged a portion of our estimated foreign currency transactions using foreign exchange contracts, including forwards.

We presently estimate the effect on projected fiscal year 2014 income before income taxes, based upon a recent estimate of foreign exchange translation exposure (translating the operating performance of our foreign subsidiaries into U.S. Dollars), of a uniform strengthening or weakening of the U.S. Dollar by 10 percent, would be to increase or decrease income before income taxes by approximately $5.5 million.

Changes in currency exchange rates, principally the change in the value of the Euro compared to the U.S. dollar have an impact on our reported results when the financial statements of foreign subsidiaries are translated into U.S. dollars. Over half our sales are denominated in Euros. The average exchange rate for the Euro versus the U.S. dollar for the fiscal year ended June 30, 2013 decreased 3.4 percent from the same period in the prior fiscal year.

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

We assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, we used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework of 1992.” Our assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, overall control environment and information systems control environment. Based on our assessment, we have concluded that, as of June 30, 2013, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting, as of June 30, 2013, has been audited by KPMG LLP (“KPMG”), an independent registered public accounting firm. KPMG’s report on our internal controls over financial reporting is included herein.

/s/ DINESH C. PALIWAL
Dinesh C. Paliwal Chairman, President and Chief Executive Officer

/s/ HERBERT K. PARKER
Herbert K. Parker Executive Vice President and Chief Financial Officer

August 9, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Harman International Industries, Incorporated:

We have audited Harman International Industries, Incorporated and subsidiaries’ (the “Company”) internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in September 1992. Harman International Industries, Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in September 1992.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harman International Industries, Incorporated and subsidiaries as of June 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2013, and our report dated August 9, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Stamford, Connecticut

August 9, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Harman International Industries, Incorporated:

We have audited the accompanying consolidated balance sheets of Harman International Industries, Incorporated and subsidiaries (the “Company”) as of June 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2013. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule for each of the years in the three-year period ended June 30, 2013. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harman International Industries, Incorporated and subsidiaries as of June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Harman International Industries, Incorporated’s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in September 1992, and our report dated August 9, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Stamford, Connecticut

August 9, 2013

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
(in thousands)	2013	2012
Assets
Current assets
Cash and cash equivalents	$454,258	$617,356
Short-term investments	10,008	203,014
Receivables, net	722,711	582,835
Inventories	549,831	427,597
Other current assets	352,244	285,443

Total current assets	2,089,052	2,116,245
Property, plant and equipment, net	425,182	430,234
Goodwill	234,342	180,811
Deferred tax assets, long-term, net	260,749	308,768
Other assets	226,360	133,406

Total assets	$3,235,685	$3,169,464

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$30,000	$395,409
Short-term debt	4,930	227
Accounts payable	498,055	505,694
Accrued liabilities	402,704	368,002
Accrued warranties	128,411	97,289
Income taxes payable	13,414	15,279

Total current liabilities	1,077,514	1,381,900
Long-term debt	255,043	0
Pension liability	167,687	168,099
Other non-current liabilities	90,570	89,854

Total liabilities	1,590,814	1,639,853

Commitments and contingencies	—	—
Preferred stock	0	0
Common stock	970	961
Additional paid-in capital	971,748	943,971
Accumulated other comprehensive income	21,800	29,709
Retained earnings	1,827,267	1,726,486
Less: Common stock held in treasury	(1,176,914)	(1,171,516)

Total shareholders’ equity	1,644,871	1,529,611

Total liabilities and shareholders’ equity	$3,235,685	$3,169,464

See accompanying Notes to the Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended June 30,
(in thousands, except earnings per share data)	2013	2012	2011
Net sales	$4,297,842	$4,364,078	$3,772,345
Cost of sales	3,193,722	3,179,932	2,784,995

Gross profit	1,104,120	1,184,146	987,350
Selling, general and administrative expenses	902,869	884,200	813,809
Sale of intellectual property	0	(300)	(16,510)

Operating income	201,251	300,246	190,051
Other expenses:
Interest expense, net	12,868	20,126	22,576
Foreign exchange losses, net	2,313	13,152	952
Miscellaneous, net	11,800	5,815	6,303

Income before income taxes	174,270	261,153	160,220
Income tax expense (benefit), net	31,729	(68,388)	24,304
Equity in loss of unconsolidated subsidiaries	134	0	0

Net income	$142,407	$329,541	$135,916

Earnings per share:
Basic	$2.06	$4.62	$1.91

Diluted	$2.04	$4.57	$1.90

Weighted Average Shares Outstanding:
Basic	68,990	71,297	70,992

Diluted	69,736	72,083	71,635

See accompanying Notes to the Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended June 30,
(in thousands)	2013	2012	2011
Net income	$142,407	$329,541	$135,916

Other comprehensive income (loss):
Foreign currency translation gain (loss)	5,379	(136,240)	164,079
Unrealized (losses) gains on hedging derivatives	(26,993)	68,541	(50,833)
Pension liability adjustment	3,119	(29,399)	(1,042)
Unrealized gains (losses) on available for sale securities	4,376	(120)	1,763

Other comprehensive (loss) gain before taxes	(14,119)	(97,218)	113,967
Income tax (benefit) expense	(6,210)	9,806	(19,100)

Other comprehensive (loss) income, net of tax	(7,909)	(107,024)	133,067

Comprehensive income, net of taxes	$134,498	$222,517	$268,983

See accompanying Notes to the Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
(in thousands)	2013	2012	2011
Cash flows from operating activities:
Net income	$142,407	$329,541	$135,916
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128,168	122,225	123,264
Deferred income taxes	7,583	(99,306)	(8,926)
(Gain) Loss on disposition of assets	(1,131)	1,377	1,272
Share-based compensation	17,593	17,370	17,973
Non-cash interest expense	8,500	19,149	19,258
Non-cash reduction in contingent liabilities	(22,100)	0	0
Changes in operating assets and liabilities, net of acquired businesses:
Decrease (increase) in:
Receivables, net	(114,847)	(50,709)	(4,222)
Inventories, net	(72,810)	(36,725)	(25,534)
Other current assets	(46,695)	(84,866)	9,733
Increase (decrease) in:
Accounts payable	(23,394)	62,046	49,707
Accrued warranties	28,723	(10,348)	23,067
Accrued other liabilities	12,558	2,914	(12,535)
Income taxes payable	(3,026)	3,596	5,378
Pre-production and development costs	(23,708)	(18,624)	(18,550)
Other operating activities	4,315	10,867	15,949

Net cash provided by operating activities	42,136	268,507	331,750

Cash flows from investing activities:
Purchases of short-term investments	(73,761)	(559,283)	(599,495)
Maturities of short-term investments	267,278	673,591	282,173
Acquisitions, net of cash received	(104,735)	(70,535)	(14,800)
Proceeds from asset dispositions	3,944	2,865	3,005
Capital expenditures	(101,682)	(112,536)	(108,357)
Other items, net	(1,735)	1,247	2,974

Net cash used in investing activities	(10,691)	(64,651)	(434,500)

Cash flows from financing activities:
Decrease in short-term borrowings	(36,590)	(1,308)	(12,461)
Borrowings of long-term debt	300,000	0	0
Repayments of long-term debt	(424,079)	0	0
Debt issuance costs	(6,094)	0	(7,002)
Cash dividends to shareholders	(41,449)	(21,161)	(3,525)
Repurchase of common stock	(5,398)	(123,946)	0
Share-based compensation	13,939	11,342	9,544
Other items, net	(3,740)	(12,573)	5,066

Net cash used in financing activities	(203,411)	(147,646)	(8,378)

Effect of exchange rate changes on cash	8,868	(42,746)	69,450

Net (decrease) increase in cash and cash equivalents	(163,098)	13,464	(41,678)
Cash and cash equivalents at beginning of period	617,356	603,892	645,570

Cash and cash equivalents at end of period	$454,258	$617,356	$603,892

Supplemental Disclosure of Cash Flow Information:
Accrued and contingent acquisition-related liabilities	$288	$28,017	$6,937

See accompanying Notes to the Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended June 30, 2013, 2012 and 2011
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
($ in thousands, except per share data)	Number of Shares	$.01 Par Value
Balance, June 30, 2010	69,530,019	$952	$892,129	$3,666	$1,285,715	$(1,047,570)	$1,134,892

Net income	0	0	0	0	135,916	0	135,916
Other comprehensive income, net of tax				133,067			133,067
Restricted stock unit vesting	44,948	0	0	0	0	0	0
Exercise of stock options, net of shares received	345,284	4	9,544	0	0	0	9,548
Share-based compensation, net of tax	0	0	13,760	0	0	0	13,760
Dividends ($0.10 per share)(1)	0	0	0	0	(3,525)	0	(3,525)

Balance, June 30, 2011	69,920,251	$956	$915,433	$136,733	$1,418,106	$(1,047,570)	$1,423,658
Net income	0	0	0	0	329,541	0	329,541
Other comprehensive income, net of tax				(107,024)			(107,024)
Restricted stock unit vesting	189,525	0	0	0	0	0	0
Exercise of stock options, net of shares received	422,949	5	11,342	0	0	0	11,347
Share-based compensation, net of tax	0	0	17,196	0	0	0	17,196
Dividends ($0.30 per share)(1)	0	0	0	0	(21,161)	0	(21,161)
Treasury stock repurchases	(3,246,409)	0	0	0	0	(123,946)	(123,946)

Balance, June 30, 2012	67,286,316	$961	$943,971	$29,709	$1,726,486	$(1,171,516)	$1,529,611
Net income	0	0	0	0	142,407	0	142,407
Other comprehensive income, net of tax				(7,909)			(7,909)
Restricted stock unit vesting	303,615	0	0	0	0	0	0
Exercise of stock options, net of shares received	608,415	9	13,930	0	0	0	13,939
Share-based compensation, net of tax	0	0	13,847	0	0	0	13,847
Dividends ($0.60 per share)(1)	0	0	0	0	(41,626)	0	(41,626)
Treasury stock repurchases	(145,866)	0	0	0	0	(5,398)	(5,398)

Balance, June 30, 2013	68,052,480	$970	$971,748	$21,800	$1,827,267	$(1,176,914)	$1,644,871

(1)

Cash dividends declared on common stock were $0.15 in all four quarters of fiscal year 2013, $0.075 in all four quarters of fiscal year 2012 and $0.025 in each of the third and fourth quarters of fiscal year 2011. There were no dividends declared on common stock in the first and second quarters of fiscal year 2011.

See accompanying Notes to the Consolidated Financial Statements.

Harman International Industries, Incorporated and Subsidiaries

Notes to the Consolidated Financial Statements

(Dollars in thousands, except per share data and unless otherwise indicated)

Note 1 – Summary of Significant Accounting Policies

References to “we,” “us,” “our,” “Company” and “Harman” refer to Harman International Industries, Incorporated and its consolidated subsidiaries unless the context specifically indicates otherwise.

Description of Business: We believe we are a worldwide leader in the development, manufacture and marketing of high-quality, high-fidelity audio products, lighting solutions and electronic systems. We have developed, both internally and through a series of strategic acquisitions, a broad range of product offerings sold under renowned brand names in our principal markets. We also believe we are a leader in digitally integrated audio and infotainment systems for the automotive industry. Our AKG®, Crown®, JBL®, Infinity®, Harman/Kardon®, Lexicon®, dbx®, DigiTech®, BSS®, Studer®, Soundcraft®, Mark Levinson®, Becker®, Revel®, Logic 7®, Martin®, and Selenium® brand names are well-known worldwide for premium quality and performance.

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

Reclassifications: Where necessary, information for prior fiscal years has been reclassified to conform to the fiscal year 2013 financial statement presentation.

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

Changes in Estimates: In the ordinary course of accounting for items discussed above, we make changes in estimates as appropriate, and as we become aware of circumstances affecting those estimates. Such changes and refinements in estimation methodologies are reflected in reported results of operations in the period in which the changes are made and, if material, their effects are disclosed in these Notes to the Consolidated Financial Statements.

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

Allowance for Doubtful Accounts: We reserve an estimated amount for accounts receivable that may not be collected. Methodologies for estimating the allowance for doubtful accounts are primarily based on specific identification of uncollectible accounts. Historical collection rates and customer credit worthiness are considered in determining specific reserves. At June 30, 2013 and 2012, we had $11.2 million and $6.0 million, respectively, reserved for possible uncollectible accounts receivable. As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating our allowance for doubtful accounts.

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

Selling, General and Administrative Expenses: Selling, general and administrative expenses (“SG&A”) include non-manufacturing salaries and benefits, share-based compensation expense, occupancy costs, professional fees, research, development & engineering expenses (“RD&E”), amortization of intangibles, advertising and marketing costs and other operating expenses.

Advertising Expenses: We expense advertising costs as incurred. When production costs are incurred for future advertising, these costs are recorded as an asset and subsequently expensed when the advertisement is first put into service.

RD&E: RD&E are expensed as incurred. RD&E, net of customer reimbursements, were $285.3 million, $331.9 million and $304.6 million for the fiscal years ending June 30, 2013, 2012 and 2011, respectively.

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

Restricted Cash and Investments: We have a deferred compensation arrangement with certain foreign employees which requires us to maintain cash on hand. At June 30, 2013 and 2012, such restricted cash amounts were $10.4 million and $7.2 million, respectively, and were included in Other assets in our Consolidated Balance Sheets.

Short-Term Investments: Short-term investments consist of investments in commercial paper, short-term deposits, government bonds, time deposits and treasury bills with original maturities of greater than three months and less than one year.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method. We establish reserves for our inventory which requires us to analyze the aging and forecasted demand for our inventories, to forecast future product sales prices, pricing trends and margins, and to make judgments and estimates regarding obsolete, damaged or excess inventory. Markdown percentages are determined based on our estimate of future demand and selling prices for our products. Future sales prices are determined based on current and forecasted market expectations, as well as terms that have been established for future orders under automotive platform arrangements. Our inventory reserves primarily relate to our raw materials and finished goods. We calculate inventory reserves on raw materials by reviewing the levels of raw materials on-hand and comparing this to estimates of historical consumption and future demand in order to assess whether we have excess materials on-hand. If it is determined that excess materials are in inventory, an appropriate inventory reserve is established. Inventory reserves on finished goods are primarily determined through inventory turnover measures. Products showing low turnover rates are assigned a percentage reserve based on future estimates of sales volumes and margins. We make adjustments to our inventory reserves based on the identification of specific situations and increase our inventory reserves accordingly. As changes in future economic or industry conditions occur, we revise the estimates that were used to calculate our inventory reserves. Refer to Note 4 – Inventories for more information.

Property, Plant and Equipment, net: Property, plant and equipment, net is stated at cost. Depreciation and amortization of property, plant and equipment, net is computed primarily using the straight-line method over the asset’s useful life. Refer to Note 5 – Property, Plant and Equipment, net for more information.

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

In evaluating goodwill for impairment, we first may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then no further testing of the goodwill assigned to the reporting unit is required. However, if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized, if any. In fiscal years 2013 and 2012, we did not elect to first assess the qualitative factors in evaluating our goodwill for impairment; therefore, we proceeded with our quantitative goodwill impairment test.

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

Other Intangible Assets: Other intangible assets primarily consist of patents, trademarks, distribution agreements and non-compete agreements and are amortized over periods ranging from 10 months to 17 years. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. We believe that the straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained annually by our Company. We also have indefinite-lived intangible assets of $20.3 million, primarily consisting of a trademark which we assess for potential impairments annually, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. We did not record any impairment charges for other intangible assets in fiscal years 2013, 2012 and 2011.

Impairment of Long-Lived Assets: We review the recoverability of our long-lived assets, including buildings, equipment and other definite-lived intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. We will continue to monitor the need for impairment tests, which could result in additional impairment charges. We recognized $0.7 million and $0.6 million in impairment charges related to facilities that were held-for-sale in the fiscal years ended June 30, 2013 and 2012, respectively. We did not record any impairment charges for long-lived assets in the fiscal year ended June 30, 2011.

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

At June 30, 2013 and 2012, unbilled costs were $79.0 million and $54.8 million, respectively, related to pre-production costs. At June 30, 2013 and 2012 unbilled costs reimbursable in the next 12 months totaled $25.0 million and $26.0 million, respectively, and were recorded in other current assets in our Consolidated Balance Sheets. Unbilled costs reimbursable in subsequent years at June 30, 2013 and 2012 totaled $54.0 million and $28.8 million, respectively, and were recorded in Other assets in our Consolidated Balance Sheets. At June 30, 2013 and 2012, we had fixed assets of $16.9 million and $17.3 million, respectively, for molds, dies and other tools included in our Consolidated Balance Sheets, which our customers will eventually purchase and own pursuant to long-term supply arrangements.

Income Taxes: Deferred income tax assets or liabilities are computed based on the temporary differences between the financial statement and income tax basis of assets and liabilities using the statutory marginal income tax rate in effect for the years in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In determining the need for, and the amount of a valuation allowance, we consider our ability to forecast earnings, future taxable income, carryback losses, if any, and we consider feasible tax planning strategies. We believe the estimate of our income tax assets, liabilities and expenses are “critical accounting estimates” because if the actual income tax assets, liabilities and expenses differ from our estimates the outcome could have a material impact on our results of operations. Adjustments to our valuation allowance, through charges to income tax expense (benefit) were $2.9 million, $(124.2) million and $0.2 million for the years ending June 30, 2013, 2012 and 2011, respectively.

The calculation of our tax liabilities involves evaluating uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions in the U.S. and other tax jurisdictions based on our estimate of whether and the extent to which additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in additional tax benefits recognized in the period in which we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. We recognize interest and penalties related to income tax matters in income tax expense. Refer to Note 13 – Income Taxes, for more information.

Retirement Benefits: We provide postretirement benefits to certain employees. Employees in the United States are covered by a defined contribution plan. Our contributions to this plan are based on a percentage of employee contributions. These plans are funded on a current basis. We also have a Supplemental Executive Retirement Plan (“SERP”) in the United States that provides retirement, death and termination benefits, as defined in the plan, to certain key executives designated by our Board of Directors.

Certain employees outside the United States are covered by non-contributory defined benefit plans. The defined benefit plans are funded in conformity with applicable government regulations. Generally, benefits are based on age, years of service, and the level of compensation during the final years of service. Refer to Note 16 – Retirement Benefits for more information.

Foreign Currency Translation: The financial statements of subsidiaries located outside of the United States generally are measured using the local currency as the functional currency. Assets, including goodwill, and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. The resulting translation adjustments are included in accumulated other comprehensive income (“AOCI”) in our Consolidated Balance Sheets. Income, expense and cash flow items are translated at average monthly exchange rates. Gains and losses from foreign currency transactions of these subsidiaries are included in net income in our Consolidated Statements of Income.

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

AOCI: At June 30, 2013 and 2012 AOCI consisted of the following:

	June 30,
Income/(Loss):	2013	2012
Cumulative translation adjustment	$51,273	$45,894
Pension liability adjustment	(36,719)	(38,447)
Unrealized gains on hedging derivatives	7,029	26,296
Unrealized gains (losses) on available-for-sale securities	217	(4,034)

Total AOCI	$21,800	$29,709

Share Buy-Back Program: On October 26, 2011, our Board of Directors authorized the repurchase of up to $200 million of our common stock (the “Buyback Program”). On June 26, 2013, our Board of Directors authorized the repurchase of an additional $200 million of our common stock (the “New Buyback Program”). Refer to Note 14 – Shareholders’ Equity and Share-Based Compensation for more information.

Treasury Stock: We account for repurchased common stock under the cost method and include such treasury stock as a component of our shareholder’s equity in our Consolidated Balance Sheets. Retirement of treasury stock is recorded as a reduction of common stock and additional paid-in-capital in our Consolidated Balance Sheets at the time such retirement is approved by our Board of Directors. Refer to Note 14 – Shareholders’ Equity and Share-Based Compensation for more information on shares of our common stock that were repurchased during the fiscal year ended June 30, 2013 and 2012.

Recently Adopted Accounting Pronouncements

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

Recently Issued Accounting Standards

Income Taxes: In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carryforwards, This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We will adopt the provisions of this new guidance on July 1, 2014. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

Comprehensive Income: In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which amends Accounting Standards Codification 220, “Comprehensive Income.” The new guidance requires the disclosure of amounts reclassified out of accumulated other comprehensive income by component and by net income line item. The disclosure may be provided either parenthetically on the face of the financial statements or in the notes. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2012. We will adopt the provisions of this new guidance on July 1, 2013. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

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

Note 2 – Acquisitions

iOnRoad Technologies, Ltd.

On April 10, 2013 (the “iOnRoad Acquisition Date”), we acquired all of the outstanding shares of iOnRoad Technologies, Ltd. (“iOnRoad”), a developer of vehicle safety systems also know as Advanced Driver Assistance Systems, for a total purchase price of $8.5 million (the “iOnRoad Acquisition”). The iOnRoad Acquisition is subject to a $1.2 million indemnification holdback which is payable contingent upon the timing of certain events, which are expected to occur within two years subsequent to the iOnRoad Acquisition Date. The total cost of the iOnRoad Acquisition was allocated to the assets acquired and liabilities assumed based on their fair values at the

iOnRoad Acquisition Date. Goodwill of $2.0 million and an intangible technology asset of $8.4 million with a useful life of five years were recorded in connection with the acquisition. The operating results of iOnRoad are included in our Infotainment segment. Pro forma financial information has not been presented as the iOnRoad Acquisition is not material to our results of operations.

Martin Professional A/S

On February 28, 2013, (the “Martin Acquisition Date”), we acquired all of the issued and outstanding shares of Martin Professional A/S (“Martin”), a leading provider of dynamic lighting solutions for the entertainment, architectural and commercial sectors, for a purchase price of €110.0 million (the “Martin Acquisition”), subject to both an estimated and final: (1) net interest bearing debt adjustment and (2) a working capital adjustment (the “Adjustments”). The final Adjustments were to be calculated within 45 business days of the Martin Acquisition Date. On the Martin Acquisition Date, an initial purchase price of €70.6 million, or $92.8 million was paid based on the estimated Adjustments as of such date. The purchase price included the assumption of approximately $50.5 million of debt, the majority of which was paid off during the third quarter of fiscal year 2013. The final purchase price was settled as the calculation of the final Adjustments was completed resulting in a $2.0 million reduction to the purchase price.

The total cost of the Martin Acquisition was allocated to the assets acquired and liabilities assumed based on their fair values at the Martin Acquisition Date, as follows:

February 28, 2013
Cash and cash equivalents	$2,140
Accounts receivable	23,989
Inventories	46,332
Deferred taxes, current, net	6,154
Other current assets	5,187

Current assets	83,802
Property, plant and equipment	9,420
Goodwill	56,650
Investments in unconsolidated subsidiaries	1,932
Intangibles	36,299
Other noncurrent assets	1,573

Total assets	189,676

Current portion of long-term debt	2,389
Short-term debt	39,061
Accounts payable	11,652
Accrued liabilities	27,855
Income taxes payable	975

Total current liabilities	81,932
Deferred tax liabilities, long-term, net	7,885
Long-term debt	9,080

Total liabilities	98,897

Net assets	$90,779

Based on our preliminary valuation, goodwill and intangibles were recorded in connection with the acquisition based on third-party valuations and management’s estimates for those acquired intangible assets. The valuation of the acquired net assets is subject to change as we obtain additional information for our estimates during the measurement period. The primary areas of those purchase price allocations that are not yet finalized relate to identifiable intangible assets, certain legal matters and residual goodwill. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Of the $56.7 million of goodwill recognized, none is deductible for tax purposes. Intangible assets included a non-amortized indefinite useful life tradename of $20.1 million, customer relationships of $13.2 million with approximate useful lives ranging from six to seven years, backlog of $2.3 million with a useful life of four months and technology of $0.7 million with an approximate useful life of two years. We also recorded adjustments of $3.7 million and $4.5 million to Inventories and Property, plant and equipment, net, respectively, to adjust the opening balances to fair value. These fair value adjustments will be amortized over their estimated lives of 12 months and four years, respectively, through Cost of sales and depreciation expense within Cost of sales and SG&A, respectively. Expenses of $2.3 million were recognized in connection with this acquisition and are included in SG&A in our Consolidated Statement of Income for the fiscal year ended June 30, 2013. The operating results of Martin are included in our Professional segment. Pro-forma financial information has not been presented as the Martin Acquisition is not material to our results of operations.

Interchain

On October 13, 2012 (the “Interchain Acquisition Date”), we purchased certain assets and liabilities of Interchain Solution Private Limited (“Interchain”), a technology product company that specializes in developing telematics, fleet management, Android® based in-vehicle infotainment and location-based solutions, for a purchase price of 45.0 million Indian Rupees or approximately $0.8 million (the “Interchain Acquisition”), of which $0.3 million was prepaid on July 31, 2012 and $0.5 million was paid on the Interchain Acquisition Date. The Interchain Acquisition is also subject to a 50.0 million Indian Rupee earn-out (approximately $0.9 million) which is payable upon the achievement of certain financial targets in the 12 month periods ending September 1, 2013 and September 2, 2014, which we recorded as a $0.3 million Non-current liability in our Consolidated Balance Sheet at June 30, 2013, based upon management’s estimate of its fair value. The total cost of the Interchain Acquisition including the fair value of the earn-out, was allocated to the assets acquired and liabilities assumed based on their fair values at the Interchain Acquisition Date. Goodwill of $0.6 million and intangibles of $0.4 million were recorded in connection with the acquisition. The operating results of Interchain are included in our Infotainment segment. Pro-forma financial information has not been presented as the Interchain Acquisition is not material to our results of operations.

MWM Acoustics LLC

On July 22, 2011 (the “MWM Acquisition Date”), we and our wholly-owned subsidiary, Harman Holding Limited (“Harman Holding”), entered into an equity securities purchase agreement with a group of sellers (the “MWM Sellers”), to acquire all of the issued and outstanding equity interests of MWM Acoustics LLC and certain related entities (“MWM Acoustics”), a leading provider of high performance embedded acoustic solutions (the “MWM Acquisition”), for a purchase price of $80.0 million (the “Fixed Purchase Price”), plus a working capital adjustment of $0.1 million which was determined and paid within 60 days of the MWM Acquisition Date. On the MWM Acquisition Date, we and Harman Holding paid the MWM Sellers a total of $72.0 million. The remainder of the Fixed Purchase Price of $8.0 million was paid in December 2012. The MWM Acquisition is also subject to a $57.0 million earn-out, which is payable contingent upon the achievement of certain financial targets in the fiscal year ended June 30, 2014. Our valuation of the contingent consideration was originally valued at $22.1 million and was reduced to zero during the fiscal year ended June 30, 2013 based on revised management estimates. Refer to Note 11 – Fair Value Measurements for more information.

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

Goodwill and intangibles were recorded in connection with the acquisition based on third-party valuations and management’s estimates for those acquired intangible assets. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Of the $79.8 million of goodwill recognized, approximately $35.6 million is deductible for tax purposes. Intangible assets included customer relationships of $19.2 million with an approximate useful life of 10 years and technology of $1.4 million with an approximate useful life of four years. Expenses of $0.9 million were recognized in connection with this acquisition and are included in SG&A in our Consolidated Statement of Income for the fiscal year ended June 30, 2012. The operating results of MWM Acoustics, now known as Harman Embedded Audio LLC, are included in our Lifestyle segment. Pro-forma financial information has not been presented as the MWM Acquisition is not material to our results of operations.

3dB Research Limited

On February 10, 2011 (the “3dB Acquisition Date”), we acquired all of the issued and outstanding shares of 3dB Research Limited (“3dB”), a leading developer of music and signal processing technology, for a total purchase price of $3.0 million (the “3dB Acquisition”), which was subject to a working capital adjustment as of the 3dB Acquisition Date of $0.5 million. On the 3dB Acquisition Date, we paid $2.3 million in cash to the sellers, which consisted of 60 percent of the purchase price, or $1.8 million, plus a working capital adjustment of $0.5 million. The remainder of the purchase price of $1.2 million is payable in three equal installments on the first, second and third anniversary dates of the 3dB Acquisition Date. The total cost of the acquisition was allocated to the assets acquired and the liabilities assumed based on their estimated fair values. The excess of the purchase price over the net assets acquired was allocated to intangible assets. We incurred less than $0.1 million of transaction costs in connection with this acquisition, which are included in SG&A in our Consolidated Statement of Income for the fiscal year ended June 30, 2011. The operating results of 3dB, now known as Harman International Industries Canada Limited, are included in our Professional segment. Pro-forma financial information has not been presented as the 3dB Acquisition is not material to our results of operations.

Aha Mobile

On September 13, 2010 (the “Aha Acquisition Date”), we acquired Aha Mobile, Inc. (“Aha”), a provider of on-demand mobile and location-based internet content services, for $1.8 million (the “Aha Acquisition”), which we paid in cash on the Aha Acquisition Date. The total cost of the acquisition was allocated to intangible assets, based on their estimated fair values. We incurred less than $0.1 million of transaction costs in connection with this acquisition, which are included in SG&A in our Consolidated Statement of Income for the fiscal year ended June 30, 2011. The operating results of Aha are included in our Infotainment segment. Pro-forma financial information has not been presented as the Aha Acquisition is not material to our results of operations.

Note 3 – Transfer of Ownership of Manufacturing Facility

On April 10, 2013 (the “Schaidt Agreement Date”), Harman Becker Automotive Systems, GmbH (“HBAS”), an indirect wholly-owned subsidiary of Harman, entered into an agreement to transfer the ownership of an automotive manufacturing plant in Germany to a third party, Schaidt KG (“Schaidt KG”). Schaidt KG will manufacture and supply products for HBAS based on HBAS’s orders. As compensation for the assumption by Schaidt KG of certain of HBAS’s obligations, HBAS has agreed to pay Schaidt KG €41.1 million or approximately $53.5 million, plus a bonus of €4.0 million or $5.2 million, if Schaidt KG meets certain supply obligations, as defined in the agreement. We have determined that the transfer of the manufacturing plant assets cannot be accounted for as a sale since Schaidt KG does not have adequate initial or ongoing investment in the manufacturing plant, and because we will maintain a level of continuing involvement such that the risks of ownership have not transferred. During the fiscal year ended June 30, 2013, we recognized a €39.9 million or $51.9 million expense related to the payment obligations that have been made or which are deemed probable of being made to Schaidt KG to indemnify them for their assumption of certain of our obligations. Approximately €19.9 million of accrued indemnification payments are expected to be paid over the next two years and are accrued as accrued liabilities or other non-current liabilities in our Consolidated Balance Sheet at June 30, 2013, based on the expected timing. We have revised our estimated useful life of the transferred manufacturing assets to accelerate the depreciation over the expected term of the manufacturing arrangement. Approximately $1.3 million of accelerated depreciation was recorded during the fiscal year ended June 30, 2013. As a result, the manufacturing plant assets will be included in our consolidated financial statements from the Schaidt Agreement Date forward.

Note 4 – Inventories

At June 30, 2013 and 2012, inventories consisted of the following:

	June 30,
	2013	2012
Finished goods	$234,770	$161,124
Work in process	92,640	69,577
Raw materials	222,421	196,896

Inventories	$549,831	$427,597

At June 30, 2013 and 2012 our inventory reserves were $72.9 million and $61.9 million, respectively.

Note 5 – Property, Plant & Equipment, net

At June 30, 2013 and 2012, property, plant and equipment, net consisted of the following:

	Estimated Useful Lives (in Years)	June 30,
		2013	2012
Land		$6,859	$8,046
Buildings and improvements	1-50	247,758	254,563
Machinery and equipment	3-20	1,113,228	1,002,539
Furniture and fixtures	3-10	33,175	29,423

Property, plant and equipment, gross		1,401,020	1,294,571
Less accumulated depreciation and amortization		(975,838)	(864,337)

Property, plant and equipment, net		$425,182	$430,234

Depreciation expense for the fiscal years ended June 30, 2013, 2012 and 2011 was $115.6 million, $110.1 million and $115.5 million, respectively.

Note 6 – Accrued Warranties

At June 30, 2013 and 2012, details of our accrued warranties consisted of the following:

	June 30,
	2013	2012
Accrued warranties, beginning of year	$97,289	$122,396
Warranty expense	69,404	49,224
Warranty payments (cash or in-kind)	(43,570)	(60,319)
Other(1)	5,288	(14,012)

Accrued warranties, end of year	$128,411	$97,289

(1)	Other primarily represents foreign currency translation and an adjustment for the addition of accrued warranties related to the Martin Acquisition.

Note 7 – Earnings Per Share

We apply the two-class method when computing earnings per share, which requires that net income per share for each class of shares entitled to dividends be calculated assuming all of our net income is distributed as dividends to these shareholders based on their contractual rights.

The following table presents the calculation of basic and diluted earnings per share of common stock outstanding:

	Year Ended June 30,
	2013		2012		2011
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted Earnings per Share:
Net income	$142,407	$142,407	$329,541	$329,541	$135,916	$135,916

Denominator for Basic and Diluted Earnings per Share:
Weighted average shares outstanding	68,990	68,990	71,297	71,297	70,992	70,992
Employee stock options	0	746	0	786	0	643

Total weighted average shares outstanding	68,990	69,736	71,297	72,083	70,992	71,635

Earnings per Share:
Earnings per share	$2.06	$2.04	$4.62	$4.57	$1.91	$1.90

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities, as defined under GAAP, and are included in the computation of earnings per share pursuant to the two-class method.

Certain options were outstanding and not included in the computation of diluted net earnings per share because the assumed exercise of these options would have been antidilutive. Options to purchase 1,258,680, 1,685,144 and 1,661,273 shares of our common stock at June 30, 2013, 2012 and 2011, respectively, were outstanding and not included in the computation of diluted earnings per share because the exercise of these options would have been antidilutive. In addition, 0, 3,000 and 712 restricted shares and restricted stock units at June 30, 2013, 2012 and 2011 were outstanding, respectively, and not included in the computation of diluted earnings per share as they also would have been antidilutive.

In October 2012, we repaid our $400.0 million of 1.25 percent convertible senior notes due October 15, 2012 (the “Convertible Senior Notes”), and therefore the Convertible Senior Notes had no impact on our calculation of earnings per share for the fiscal year ended June 30, 2013. For the fiscal year ended June 30, 2012 and 2011, the conversion terms of the Convertible Senior Notes would have affected the calculation of diluted earnings per share if the price of our common stock exceeded the conversion price of the Convertible Senior Notes. The initial conversion price of the Convertible Senior Notes was approximately $104 per share, subject to adjustment in specified circumstances as described in the indenture governing the Convertible Senior Notes, as amended (the “Indenture”). Upon conversion, a holder of the Convertible Senior Notes would have received an amount per $1,000 principal amount of Convertible Senior Notes in cash equal to the lesser of $1,000 or the conversion value of the Convertible Senior Notes, determined in the manner set forth in the Indenture. If the conversion value exceeded $1,000, we would have delivered $1,000 in cash and, at our option, cash or common stock or a combination of cash and common stock for the conversion price in excess of $1,000. The conversion option was indexed to our common stock and was therefore classified as equity in our Consolidated Balance Sheet at June 30, 2012 and 2011. The conversion option would not have resulted in an adjustment to net income in calculating diluted earnings per share. The dilutive effect of the conversion option was calculated using the treasury stock method. Therefore, conversion settlement shares would have been included in diluted shares outstanding if the price of our common stock exceeded the conversion price of the Convertible Senior Notes. Refer to Note 9 – Debt for more information.

Note 8 – Goodwill

In September 2011, we adopted ASU 2011-08, under which an entity may first assess qualitative factors in determining whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Adoption of this guidance had no impact on our financial condition or results of operations as no events came to our attention indicating that the fair values of our reporting units might be less than their carrying values. In fiscal years 2013 and 2012, we did not elect to first assess the qualitative factors in evaluating our goodwill for impairment; therefore, we proceeded with our quantitative goodwill impairment test.

We test for impairment at the reporting unit level on an annual basis as of April 30th of every year and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Refer to Note 1 – Summary of Significant Accounting Policies for more information on how we test goodwill for impairment. The annual goodwill impairment tests conducted as of April 30, 2013 and 2012 indicated that the fair value of each reporting unit was substantially in excess of its carrying value and, as such, no impairments were deemed to exist. Our accumulated amount of goodwill impairment recorded in prior fiscal years is $330.0 million.

Goodwill was $234.3 million at June 30, 2013 compared with $180.8 million at June 30, 2012. The increase in goodwill in the fiscal year ended June 30, 2013 versus the prior fiscal year was primarily related to goodwill associated with the following: $56.7 million in connection with the acquisition of Martin, $2.0 million in connection with the acquisition of iOnRoad and $0.6 million in connection with the acquisition of Interchain offset to a certain extent by foreign currency translation. Refer to Note 2 – Acquisitions for more information.

The changes in the carrying amount of goodwill by business segment for the fiscal years ended June 30, 2013 and 2012 were as follows:

	Infotainment	Lifestyle	Professional	Other	Total
Balance, June 30, 2011	$8,069	$39,167	$72,121	$0	$119,357
Acquisitions and adjustments	0	79,757	0	0	79,757
Contingent purchase price consideration associated with the acquisition of innovative Systems GmbH(1)	(1,258)	(825)	0	0	(2,083)
Other adjustments(2)	(955)	(8,154)	(7,111)	0	(16,220)

Balance, June 30, 2012	$5,856	$109,945	$65,010	$0	$180,811
Acquisitions and adjustments	2,618	12	56,650	0	59,280
Other adjustments(2)	102	(2,519)	(3,332)	0	(5,749)

Balance, June 30, 2013	$8,576	$107,438	$118,328	$0	$234,342

(1)	The contingent purchase price consideration associated with the acquisition of innovative Systems GmbH (“IS”) is calculated pursuant to the terms of an agreement between the parties. Certain terms of the agreement are currently subject to a dispute between the parties and the matter has been submitted to arbitration. Until such time as the dispute is resolved, we will not be able to calculate the final purchase price.
(2)	The other adjustments to goodwill primarily consist of foreign currency translation adjustments.

Note 9 – Debt

Short Term Borrowings

At June 30, 2013 and 2012, we had $4.9 million and $0.2 million of short-term borrowings outstanding, respectively. At June 30, 2013, we maintained lines of credit of $55.7 million primarily in Denmark, Hungary, the U.S., Austria, Brazil and India. At June 30, 2012, we maintained lines of credit of $17.8 million primarily in Hungary, the U.S., Austria and Brazil.

We classify our debt based on the contractual maturity dates of the underlying debt instruments. We defer costs associated with debt issuance over the applicable term of the debt. These costs are amortized to Interest expense, net in our Consolidated Statements of Income.

New Credit Agreement

On October 10, 2012, we and Harman Holding GmbH & Co. KG (“Harman KG”), entered into a Multi-Currency Credit Agreement (the “New Credit Agreement”) with a group of banks. The New Credit Agreement provides for (i) a five-year unsecured multi-currency revolving credit facility (the “New Revolving Credit Facility”) in the amount of $750.0 million (the “Aggregate Revolving Commitment”) with availability in currencies other than the United States Dollar of up to $550.0 million and (ii) a five-year unsecured United States Dollar term loan facility (the “Term Facility” and collectively with the New Revolving Credit Facility, the “Facilities”) in the amount of $300.0 million (the “Aggregate Term Commitment” and collectively with the Aggregate Revolving Commitment, the “Aggregate Commitment”). Up to $60.0 million of the Aggregate Revolving Commitment is available for letters of credit. Subject to certain conditions set forth in the New Credit Agreement, the Aggregate Commitment may be increased by up to $250.0 million. We may select interest rates for the Facilities equal to (i) LIBOR plus an applicable margin or (ii) a base rate plus an applicable margin, which in each case is determined based on our credit rating. We pay a facility fee on the Aggregate Revolving Commitment, whether drawn or undrawn, which is determined based on our credit rating. Any proceeds from borrowings under the Facilities may be used for general corporate purposes.

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

On October 10, 2012, in connection with the execution of the New Credit Agreement, we, Harman KG, and certain of our subsidiaries, entered into a guarantee agreement (the “New Guarantee Agreement”), that provides that the obligations under the New Credit Agreement are guaranteed by us and each of the subsidiary guarantors named therein.

Upon the signing of the New Credit Agreement, we voluntarily terminated the Multi-Currency Credit Agreement, entered into on December 1, 2010, as amended on December 15, 2011 and July 2, 2012 (the “Credit Agreement”), as well as the guarantee and collateral agreement entered into in connection with the Credit Agreement. There were no outstanding borrowings under the Credit Agreement as of October 10, 2012, and no early termination penalties were incurred by us as a result of the termination of the Credit Agreement. All of the approximately $8.7 million of letters of credit that were previously outstanding under the Credit Agreement were deemed to be issued and outstanding under the New Credit Agreement.

On October 10, 2012, we borrowed $300.0 million under the Term Facility to finance, in part, the repayment of all the outstanding $400.0 million principal amount of Convertible Senior Notes and accrued and unpaid interest thereon. See “Convertible Senior Notes” below for additional information.

At June 30, 2013, there were no outstanding borrowings and approximately $6.8 million of outstanding letters of credit under the New Revolving Credit Facility and $285.0 million of outstanding borrowings under the Term Facility, of which $30.0 million is included in our Consolidated Balance Sheet as Current portion of long-term debt and $255.0 million is classified as Long-term debt. At June 30, 2013, unused available credit under the New Revolving Credit Facility was $743.2 million. In connection with the New Credit Agreement, we incurred $6.1 million of fees and other expenses which are included within Other assets in our Consolidated Balance Sheet at June 30, 2013. These costs will be amortized over the term of the New Credit Agreement to Interest expense, net in our Consolidated Statements of Income on a straight-line basis. In addition, during the year ended June 30, 2013, we wrote off $1.1 million of debt issuance costs, to Interest expense, net, associated with the Credit Agreement, which represented the portion of these costs that were attributed to the Credit Agreement.

Convertible Senior Notes

At June 30, 2012, we had $400.0 million of Convertible Senior Notes outstanding, which were originally issued on October 23, 2007 (the “Issuance Date”) and were due on October 15, 2012. The Convertible Senior Notes were issued at par and we paid interest at a rate of 1.25 percent per annum on a semiannual basis. On October 15, 2012, the maturity date for the Convertible Senior Notes, we repaid all of the outstanding $400.0 million principal amount of Convertible Senior Notes and accrued and unpaid interest thereon held by affiliates of Kohlberg Kravis Roberts & Co. (“KKR”) and Goldman Sachs Capital Partners (“GSCP”) and other investors. The repayment of principal was funded by $300.0 million of borrowings under the Term Facility and $100.0 million of cash on hand.

The initial conversion rate on the Convertible Senior Notes was 9.6154 shares of our common stock per $1,000 principal amount of the Convertible Senior Notes (which was equal to an initial conversion price of approximately $104 per share). The conversion rate was subject to adjustment in specified circumstances described in the Indenture.

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

In accordance with this guidance, we measured the fair value of the debt components of the Convertible Senior Notes at the Issuance Date using an effective interest rate of 5.6 percent. As a result, we attributed $75.7 million of the proceeds received to the conversion feature of the Convertible Senior Notes at the Issuance Date, which was netted against the face value of the Convertible Senior Notes as a debt discount. This amount represented the excess proceeds received over the fair value of the Convertible Senior Notes at the Issuance Date and was accreted back to the principal amount of the Convertible Senior Notes through the recognition of noncash interest expense over the expected life of the Convertible Senior Notes. In addition, we recorded $48.3 million within additional paid-in capital in our Consolidated Balance Sheets which represented the equity component of the Convertible Senior Notes, which was net of deferred taxes. The effect of this guidance has resulted in a decrease to net income and earnings per share for all periods presented; however, there was no effect on our cash interest payments.

Registration Rights Agreement

On October 23, 2007, we entered into a registration rights agreement (the “Registration Rights Agreement”) requiring us to register the Convertible Senior Notes and the shares contingently issuable upon conversion of the Convertible Senior Notes. On October 23, 2008, we filed an automatically effective registration statement with the Securities and Exchange Commission (“SEC”) to meet this requirement. We were required to keep the registration statement effective until the earlier of (a) such time as the Convertible Senior Notes and the shares contingently issuable under the Convertible Senior Notes (1) were sold under an effective registration statement or pursuant to Rule 144 of the Securities Act of 1933, (2) were freely transferable under Rule 144 more than one year following October 23, 2007, or (3) ceased to be outstanding, and (b) five years and three months following October 23, 2007.

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

Long-Term Debt and Current Portion of Long-Term-Debt

At June 30, 2013 and 2012, long-term debt and current portion of long-term debt consisted of the following:

	Face Value at June 30, 2013	Book Value at June 30, 2013	Face Value at June 30, 2012	Book Value at June 30, 2012
Term facility	$285,000	$285,000	$0	$0
Convertible senior notes due 2012, interest due semi-annually at 1.25 percent(1)	0	0	400,000	400,000
Other obligations	43	43	452	452

Total debt(2)	285,043	285,043	400,452	395,461
Less: current portion of long-term debt	(30,000)	(30,000)	(400,400)	(395,409)

Total long-term debt	$255,043	$255,043	$52	$52

(1)

Book value as of June 30, 2012 is presented net of unamortized discounts of $5.0 million, resulting from the adoption of new accounting guidance in fiscal year 2010. The fair value of the Convertible Senior Notes at June 30, 2012 was $395.0 million.

(2)	Other obligations of $52 are recorded in Other non-current liabilities in our Consolidated Balance Sheet at June 30, 2012.

At June 30, 2013, long-term debt maturing in each of the next five fiscal years and thereafter is as follows:

2014	$30,000
2015	35,645
2016	43,135
2017	135,010
2018	41,253
Thereafter	0

Total	$285,043

If we do not meet the forecast in our budgets, we could violate our debt covenants and, absent a waiver from our lenders or an amendment to the New Credit Agreement, we could be in default under the New Credit Agreement. As a result, our debt under the New Credit Agreement could become due, which would have a material adverse effect on our financial condition and results of operations. As of June 30, 2013, we were in compliance with all the financial covenants of the New Credit Agreement.

Interest expense is reported net of interest income in our Consolidated Statements of Income. Interest expense, net was $12.9 million, $20.1 million and $22.6 million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively. Gross interest expense was $15.3 million, $27.0 million and $32.5 million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively. The non-cash portion of gross interest expense was $8.5 million, $19.1 million and $19.3 million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively, associated with the amortization of the debt discount on the Convertible Senior Notes and the amortization of debt issuance costs on the Convertible Senior Notes, the New Credit Agreement and the Credit Agreement. The cash portion of gross interest expense was $6.8 million, $7.9 million and $13.2 million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively. Interest income was $2.4 million, $6.9 million and $9.9 million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

Cash paid for interest, net of cash received was $6.8 million, $3.1 million and $5.0 million in the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

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

At June 30, 2013 and 2012, we had outstanding foreign exchange contracts, primarily forward contracts, which are summarized below:

	June 30, 2013		June 30, 2012
	Gross Notional Value	Fair Value Asset/ (Liability)(1)	Gross Notional Value	Fair Value Asset/ (Liability)(1)
Currency Hedged (Buy/Sell):
U.S. Dollar/Euro	$540,264	$13,900	$686,500	$37,962
Euro/U.S. Dollar	191,978	(304)	28,750	(1,056)
Swiss Franc/U.S. Dollar	40,214	(596)	0	0
Japanese Yen/Euro	16,341	(55)	31,280	1,695
British Pound/Swiss Franc	12,778	91	0	0
British Pound/U.S. Dollar	9,128	(164)	0	0
Chinese Yuan/U.S. Dollar	0	0	36,040	(428)
Hungarian Forint/Euro	0	0	8,816	414
U.S. Dollar/Japanese Yen	0	0	1,800	2

Total	$810,703	$12,872	$793,186	$38,589

(1)	Represents the net receivable/(payable) included in our Consolidated Balance Sheets.

Cash Flow Hedges

We designate a portion of our foreign exchange contracts as cash flow hedges of foreign currency denominated purchases. As of June 30, 2013 and June 30, 2012, we had $479.8 million and $638.3 million of forward contracts maturing through June 2014 and June 2013, respectively. These contracts are recorded at fair value in the accompanying Consolidated Balance Sheets. The changes in fair value for these contracts on a spot to spot basis are reported in AOCI and are reclassified to either Cost of sales or SG&A, depending on the nature of the underlying asset or liability that is being hedged, in our Consolidated Statements of Income, in the period or periods during which the underlying transaction occurs. If it becomes apparent that an underlying forecasted transaction will not occur, the amount recorded in AOCI related to the hedge is reclassified to Foreign exchange losses, net, in our Consolidated Statements of Income, in the then-current period. Amounts relating to such reclassifications were immaterial for the fiscal years ended June 30, 2013, 2012 and 2011.

Changes in the fair value of the derivatives are highly effective in offsetting changes in the cash flows of the hedged items because the amounts and the maturities of the derivatives approximate those of the forecasted exposures. Any ineffective portion of the derivative is recognized in the current period in our Consolidated Statements of Income, in the same line item in which the foreign currency gain or loss on the underlying hedged transaction was recorded. We recognized less than $0.1 million of ineffectiveness in our Consolidated Statements of Income for each of the fiscal years ended June 30, 2013, 2012 and 2011. All components of each derivative’s gain or loss, with the exception of forward points (see below), were included in the assessment of hedge ineffectiveness. At June 30, 2013 and 2012, the fair values of these contracts were net assets of $11.6 million and $29.8 million, respectively. The amount associated with these hedges that is expected to be reclassified from AOCI to earnings within the next 12 months is a gain of $9.5 million.

We elected to exclude forward points from the effectiveness assessment. At the end of the reporting period we calculate the excluded amount, which is the fair value relating to the change in forward points that is recorded in current earnings as Foreign exchange losses, net in our Consolidated Statements of Income. For the fiscal years ended June 30, 2013, 2012 and 2011, we recognized $2.7 million of net gains, $4.3 million in net losses, and $1.2 million of net gains related to the change in forward points, respectively.

Effective July 1, 2011, we changed the functional currency of two of our foreign subsidiaries to the U.S. Dollar to reflect a change in the currency in which such subsidiaries primarily generate and expend cash. In addition, we recognized approximately $1.4 million as Foreign exchange losses, net in our Consolidated Statements of Income for the fiscal year ended June 30, 2012, due to the revaluation of certain derivative instruments held at these subsidiaries because we did not meet the requisite documentation requirements to attain hedge accounting treatment. As of January 1, 2012, the documentation was amended to achieve hedge accounting treatment going forward.

Economic Hedges

When hedge accounting is not applied to derivative contracts, or after former cash flow hedges have been de-designated as balance sheet hedges, we recognize the gain or loss on the associated contracts directly in current period earnings in our Consolidated Statements of Income as either Foreign exchange losses, net or Cost of sales according to the underlying exposure. As of June 30, 2013 and 2012, we had $330.9 million and $154.8 million, respectively, of forward contracts maturing through October 2013 and August 2012, respectively, in various currencies to hedge foreign currency denominated intercompany loans and other foreign currency denominated assets. At June 30, 2013 and 2012, the fair values of these contracts were net assets of $1.2 million and $8.8 million, respectively. Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans and other foreign denominated assets in other Foreign exchange losses, net in our Consolidated Statement of Income.

Interest Rate Risk Management

We had one interest rate swap contract with a notional amount of $19.7 million and $20.3 million at June 30, 2013 and 2012, respectively, in order to manage our interest rate exposure and effectively convert interest on an operating lease from a variable rate to a fixed rate. The objective of the swap is to offset changes in rent expenses caused by interest rate fluctuations. The interest rate swap contract is designated as a cash flow hedge. At the end of each reporting period, the discounted fair value of the swap contract is calculated and recorded in AOCI and reclassified to rent expense, within SG&A in our Consolidated Statements of Income, in the then current period. If the hedge is determined to be ineffective, the ineffective portion will be reclassified from AOCI and recorded as rent expense, within SG&A. We recognized less than $0.1 million of ineffectiveness in our Consolidated Statements of Income in each of the fiscal years ended June 30, 2013, 2012 and 2011. All components of the derivative were included in the assessment of the hedges’ effectiveness. The amount associated with the swap contract, which matures on September 30, 2013, that is expected to be recorded as rent expense in the next three months is a loss of $0.2 million.

Fair Value of Derivatives

The following tables provide a summary of the fair value amounts of our derivative instruments as of June 30, 2013 and 2012:

		Fair Value
	Balance Sheet Location	June 30, 2013	June 30, 2012
Derivatives Designated as Cash Flow Hedges, Gross:
Other assets:
Foreign exchange contracts	Other current assets	$11,812	$30,761
Other liabilities:
Foreign exchange contracts	Accrued liabilities	$169	$979
Interest rate swap	Accrued liabilities	$320	$712
Interest rate swap	Other non-current liabilities	$0	$285

Total liabilities		$489	$1,976

Net asset for derivatives designated as hedging instruments		$11,323	$28,785

Derivatives Designated as Economic Hedges, Gross:
Other assets:
Foreign exchange contracts	Other current assets	$3,069	$9,864
Other liabilities:
Foreign exchange contracts	Accrued liabilities	$1,840	$1,057

Net asset for economic hedges:		$1,229	$8,807

Total net derivative asset		$12,552	$37,592

Derivative Activity:

The following tables show derivative activity for derivatives designated as cash flow hedges for the years ended June 30, 2013, 2012 and 2011:

Derivative	Location of Derivative Gain/(Loss) Recognized in Income	Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)			Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion)			Gain/(Loss) from Amounts Excluded from Effectiveness Testing
		Year Ended June 30,
		2013	2012	2011	2013	2012	2011	2013	2012	2011
Foreign exchange contracts	Cost of sales	$25,798	$10,932	$(34,063)	$0	$0	$0	$0	$2	$15
Foreign exchange contracts	SG&A	833	586	0	0	0	0	0	0	0
Foreign exchange contracts	Foreign exchange losses, net	0	0	0	0	0	21	2,721	(4,258)	(330)
Interest rate swap	SG&A	(766)	(624)	(758)	(4)	(7)	(9)	0	0	0

Total cash flow hedges		$25,865	$10,894	$(34,821)	$(4)	$(7)	$12	$2,721	$(4,256)	$(315)

Derivative	Gain/(Loss) Recognized in AOCI (Effective Portion)
	Year Ended June 30,
	2013	2012	2011
Foreign exchange contracts	$(1,089)	$79,819	$(82,165)
Interest rate swap	(76)	(449)	(105)

Total cash flow hedges	$(1,165)	$79,370	$(82,270)

The following table summarizes gains and losses from our derivative instruments that are not designated as hedging instruments for the years ended June 30, 2013, 2012 and 2011:

Derivative	Location of Derivative Gain/(Loss)	Year Ended June 30,
		2013	2012	2011
Foreign exchange contracts	Foreign exchange losses, net	$963	$(7,560)	$(1,938)
Foreign exchange contracts	Cost of sales	$(3,927)	$8,499	$(260)

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

The following table provides the fair value hierarchy for assets and liabilities measured on a recurring basis and the gains and (losses) recorded during the periods presented:

	Fair Value at June 30, 2013			Fair Value at June 30, 2012
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets/(Liabilities)
Short-term investments	$10,008	$0	$0	$203,014	$0	$0
Available-for-sale securities	2,149	0	0	1,805	0	0
Foreign exchange contracts	0	12,872	0	0	38,589	0
Interest rate swap	0	(320)	0	0	(997)	0
Pension assets	6,801	0	0	7,011	0	0
Contingent consideration	0	0	(288)	0	0	(22,100)

Net asset/(liability)	$18,958	$12,552	$(288)	$211,830	$37,592	$(22,100)

	Total Gains (Losses) for the Year Ended June 30,
Description	2013	2012	2011
Gain on contingent consideration	$22,100	$0	$0
Loss on available-for-sale securities	(5,933)	0	0

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

Contingent Consideration: We use a probability-weighted discounted cash flow approach (a form of the income approach) in determining the fair value of the contingent consideration related to the MWM Acquisition. The principal inputs to the approach include our expectations of the specific business’ earnings before income taxes (“EBIT”) in fiscal year 2014 and a discount rate that begins with our weighted average cost of capital and adjusts for the risks associated with the underlying EBIT outcome, the functional form of the payout and our credit risk associated with making the payment. Given the use of significant inputs that are not observable in the market, the contingent liability is classified within Level 3 of the fair value hierarchy. During the fiscal year ended June 30, 2013 we reassessed our expectations of the EBIT in fiscal year 2014 and revised our estimate of the contingent consideration liability to reduce it by $22.1 million to a balance of zero. The gain was recognized within SG&A in our Consolidated Statements of Income. In addition, during the fiscal year ended June 30, 2013, we recorded a liability of $0.3 million of contingent consideration related to the earn-out in the Interchain Acquisition. Refer to Note 2 – Acquisitions for more information on the contingent liability.

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

The following table provides the carrying value for assets and liabilities measured on a non-recurring basis, all of which are measured under Level 3 of the fair value hierarchy, and the losses recorded during the periods presented:

			Total Losses for the Year Ended, June 30,
Description of Assets	June 30, 2013	June 30, 2012	2013	2012	2011
Equity method investments	$1,660	$0	$0	$0	$(2,108)
Goodwill	234,342	180,811	0	0	0
Long-lived assets	485,296	459,112	(658)	(565)	0

Total	$721,298	$639,923	$(658)	$(565)	$(2,108)

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

Note 12 – Leases

At June 30, 2013, we are obligated for the following minimum lease commitments under terms of our operating lease agreements:

Operating Leases
2014	$34,426
2015	29,309
2016	24,930
2017	23,044
2018	22,096
Thereafter	35,317

Total minimum lease payments	169,122

Operating lease expense was $49.3 million, $40.5 million and $44.8 million for each of the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

Note 13 – Income Taxes

Income before income taxes for the fiscal years ended June 30, 2013, 2012 and 2011 were as follows:

	Year Ended June 30,
	2013	2012	2011
Domestic income (loss)	$110,136	$63,411	$(14,410)
Foreign income	64,134	197,742	174,630

Income before income taxes	$174,270	$261,153	$160,220

Income tax expense (benefit), net for the fiscal years ended June 30, 2013, 2012 and 2011 consisted of the following:

	Year Ended June 30,
	2013	2012	2011
Current:
Federal	$6,416	$1,679	$5,411
State	2,315	1,061	1,028
Foreign	15,415	28,178	26,791

Current income tax expense, net	24,146	30,918	33,230
Deferred:
Federal	23,186	(105,823)	(10,022)
State	(11,703)	(8,553)	(255)
Foreign	(3,900)	15,070	1,351

Deferred income tax expense (benefit), net	7,583	(99,306)	(8,926)

Income tax expense (benefit), net	$31,729	$(68,388)	$24,304

Cash paid for Federal, state and foreign income taxes were $24.3 million, $24.3 million and $9.6 million during the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

The tax provisions and analysis of effective income tax rates for the fiscal years ended June 30, 2013, 2012 and 2011 consisted of the following:

	Year Ended June 30,
	2013	2012	2011
Provision for Federal income taxes before credits at statutory rate	$60,995	$91,404	$56,077
State income taxes	986	2,124	623
Difference between Federal statutory rate and foreign effective rate	(33,209)	(22,240)	(16,688)
Expenses not deductible for tax purposes and other	4,000	12,444	1,703
Tax benefit from U.S. production activities	(3,879)	(3,704)	(1,581)
Change in valuation allowance	2,874	(124,211)	166
Change in uncertain tax positions	5,035	(1,937)	7,206
Deferred tax true-up	0	0	(3,703)
Difference between Federal and financial tax accounting for equity compensation	2,053	896	494
Federal income tax credits	(7,592)	(22,144)	(18,024)
Other	466	(1,020)	(1,969)

Income tax expense (benefit), net	$31,729	$(68,388)	$24,304

Deferred taxes are recorded based upon differences between the financial statement basis and tax basis of assets and liabilities and available tax loss and credit carryforwards. At June 30, 2013 and 2012, deferred taxes consisted of the following:

	June 30,
Assets/(Liabilities)	2013	2012(1)
Federal and state tax credits	$112,937	$163,029
Deferred interest and loss carryforwards	77,522	58,507
Inventory costing differences	10,076	9,945
Capitalized research and development	106,935	107,204
Fixed assets	9,261	6,270
Amortization of share-based compensation	15,440	21,459
Pension liability and other	42,795	43,943
Reserves and other	35,814	25,048

Deferred tax assets, gross	410,780	435,405
Less valuation allowance	(63,947)	(60,554)

Deferred tax assets, net of valuation allowance	346,833	374,851
Intangible assets	(6,843)	(181)
Financial instruments	(2,965)	(13,117)

Deferred tax liability, gross	(9,808)	(13,298)

Net deferred tax asset	$337,025	$361,553

(1)

Amounts have been revised from the prior year to reflect the gross deferred tax assets for certain loss carryforwards that previously were reported net of valuation allowance and other minor reclassifications.

The above amounts are classified as current or long-term in the Consolidated Balance Sheets in accordance with the asset or liability to which they relate or, when applicable, based on the expected timing of the reversal. The net current deferred tax assets of $91.0 million and $56.0 million are recorded in Other current assets in the Consolidated Balance Sheets at June 30, 2013 and 2012, respectively. The net current deferred tax liabilities of $1.9 million and $2.8 million are recorded in Other current liabilities in the Consolidated Balance Sheets at June 30, 2013 and 2012, respectively. A net non-current deferred tax liability of $12.8 million and $0.4 million is recorded in Other non-current liabilities in the Consolidated Balance Sheets at June 30, 2013 and 2012, respectively.

The deferred tax assets for the respective periods were assessed for recoverability and, where applicable, a valuation allowance was recorded to reduce the total deferred tax asset to an amount that will, more likely than not, be realized in the future. The net change in the total valuation allowance for the fiscal year ended June 30, 2013 was an increase of $ 3.4 million. At June 30, 2013, the valuation allowance is comprised of $18.8 million recorded against deferred tax assets for foreign deferred interest; $7.2 million recorded against state deferred tax assets and $37.9 million recorded against foreign loss carryforwards. At June 30, 2012, the valuation allowance is comprised of $8.6 million recorded against deferred tax assets for U.S. foreign tax credits; $14.3 million recorded against state deferred tax assets and $37.7 million recorded against foreign loss carryforwards.

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

During fiscal year 2013, we reported continued strength in the U.S. resulting in a decrease in the valuation allowance in the U.S. of $15.8 million and a weakness in Europe resulting in a net increase in the valuation allowance in Europe of $19.0 million. As a result of such earnings trends and based upon our projections for future taxable income of the proper character over the periods in which the deferred tax assets are recoverable, we believe that it is more likely than not that we will realize the benefits of the net deferred tax assets of $337.0 million at June 30, 2013. During fiscal year 2013, we recognized a non-cash tax expense of $2.9 million related to a net change in our deferred tax valuation allowances on certain of our net deferred tax assets. We have reflected this non-cash tax charge in the tax provision which has decreased net income for fiscal year 2013. If future operating and business conditions were to differ significantly, we would reassess the ability to realize the net deferred tax assets. If it were to become more likely than not that we would not be able to realize the deferred tax assets, then all or a portion of the valuation allowance may need to be re-established, which would result in a charge to tax expense.

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

As of June 30, 2013, the deferred tax assets for tax credit carryforwards are comprised of U.S. foreign tax credits in the amount of $54.7 million with an expiration period between 2016 through 2023; Alternative minimum tax credits of $1.5 million with no expiration and U.S. Federal and state research and experimentation credits in the amount of $42.0 million and $14.7 million, respectively. The U.S. Federal research and experimentation credits expire between 2025 through 2033. Of the state research and experimentation credits, $4.6 million expire between 2014 through 2027 and $9.9 million have no expiration period.

As of June 30, 2013, the deferred tax asset for deferred interest and loss carryforwards are comprised of foreign deferred interest carryforwards of $22.0 million with no expiration period; foreign net operating loss carryforward of $55.3 million with no expiration period and U.S. Federal and state net operating loss carryforwards of $0.2 million with an expiration period of 2014 through 2031.

As of June 30, 2013, we have approximately $716.5 million of unremitted foreign earnings. U.S. deferred taxes have not been provided on all but $0.4 million of these earnings because they are intended to be permanently reinvested. Such earnings would be subject to U.S. taxation if repatriated to the U.S. The determination of the amount of unrecognized deferred tax liability associated with the permanently reinvested cumulative undistributed earnings is not practicable.

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

Changes in the total amount of gross unrecognized tax benefits, including penalties, are as follows:

	2013	2012
Balance, beginning of year	$34,200	$32,266
Increases based on tax positions related to the current year	2,485	3,434
Increases identified during the current year related to prior years	1,884	410
Reclassification	(772)	0
Decreases related to settlement with taxing authorities	(1,687)	0
Reductions to unrecognized benefits as a result of a lapse of the applicable statute of limitations	(430)	(45)
Foreign currency translation	(474)	(1,865)

Balance, end of year	$35,206	$34,200

The unrecognized tax benefits at June 30, 2013 are permanent in nature and, if recognized, would reduce our effective tax rate. During fiscal year ended June 30, 2013, we settled an uncertain tax provision that resulted in a $1.7 million reduction in our tax reserves related to share based compensation in Germany. The reduction in our tax reserves for this uncertain tax position did not impact our effective tax rate. We periodically reevaluate the recognition and measurement threshold of our uncertain tax positions based on new or additional evidence such as tax authority administrative pronouncements, rulings and court decisions. The ultimate settlement however, may be materially different from the amount accrued. Our significant jurisdictions are Germany, Brazil and the U.S. The tax years currently under examination by the German revenue authorities are fiscal years 2005 through 2010. Brazil is not currently under examination. The tax years currently under examination by the Internal Revenue Service (“IRS”) are fiscal years 2006 and 2007. We have received some proposed changes by the IRS and although the final resolution of the proposed adjustments is uncertain, we believe that the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations and cash flows. While we expect the amount of unrecognized tax benefits to change, we are unable to quantify the change at this time.

Of our unrecognized tax benefits, $18.4 million is included in Other non-current liabilities; $4.1 million is included in Income taxes payable and $12.7 million has reduced our Deferred tax assets, long-term, in our Consolidated Balance Sheet at June 30, 2013.

We recognize interest related to unrecognized tax benefits in Income tax expense (benefit) in our Consolidated Statements of Income. As of June 30, 2013, the amount accrued for interest is $2.1 million.

Note 14 – Shareholders’ Equity and Share-Based Compensation

Preferred Stock

As of June 30, 2013 and 2012, we had no shares of preferred stock outstanding. We are authorized to issue 5 million shares of preferred stock, $0.01 par value.

Common Stock

We have 200 million authorized shares of common stock, $0.01 par value. At June 30, 2013 and 2012, we had 97,044,572 and 96,132,542 shares issued; 28,992,092 and 28,846,226 shares in treasury stock and 68,052,480 and 67,286,316 shares outstanding (net of treasury stock), respectively.

Share Buy-Back Program

On October 26, 2011, our Board of Directors authorized the repurchase of up to $200 million of our common stock (the “Buyback Program”). The Buyback Program allows us to purchase shares of our common stock in accordance with applicable securities laws on the open market, or through privately negotiated transactions. We entered into an agreement with an external broker that provided the structure under which the program was facilitated, which expired on October 25, 2012. The Buyback Program was set to expire on October 26, 2012 but on October 23, 2012 our Board of Directors approved an extension of the Buyback Program through October 25, 2013. The Buyback Program may be suspended or discontinued at any time. We will determine the timing and the amount of any repurchases based on an evaluation of market conditions, share price and other factors. During the fiscal year ended June 30, 2013, we repurchased 145,866 shares at a cost of $5.4 million under the Buyback Program, for a total buyback of 3,392,275 shares at a cost of $129.3 million. On June 19, 2013 we entered into a new agreement with an external broker which expires on October 25, 2013. On June 26, 2013, our Board of Directors authorized the repurchase of up to an additional $200 million of our common stock (the “New Buyback Program”) which expires on June 26, 2014. No repurchases have been made under the New Buyback Program.

Share-Based Compensation

On June 30, 2013 we had one share-based plan with shares available for future grants, the 2012 Stock Option and Incentive Plan (the “2012 Plan”), which is described below. The compensation expense for share-based compensation was $17.6 million, $17.4 million and $18.0 million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively. The total income tax benefit recognized in our Consolidated Statements of Income for share-based compensation arrangements was $4.1 million, $5.6 million and $5.2 million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively. Share-based compensation expense was flat for the year ended June 30, 2013 compared to the prior fiscal year. Share-based compensation was lower for the fiscal year ended June 30, 2012 compared to the prior fiscal year due to income recognized related to forfeitures in connection with a grant of performance stock options that vested in fiscal year 2012.

2012 Plan

On December 7, 2011 (the “Effective Date”), our shareholders approved the 2012 Plan, which is effective through December 7, 2021. As of the Effective Date, no further grants may be granted under our former plan, the Amended and Restated 2002 Stock Option and Incentive Plan, as amended (the “2002 Plan” and together with the 2012 Plan, the “Plans”). There are 4,400,000 shares available for grant under the 2012 Plan. The 2012 Plan provides for two types of awards: (1) a full value grant, as defined in the 2012 Plan, under which one award shall reduce the shares available for grant under the 2012 Plan by 1.71 shares, and (2) an option or stock appreciation right grant, under which one award shall reduce the shares available for grant under the 2012 Plan by one share. Shares may be issued as original issuances, treasury shares or a combination of both. Option awards are granted with an exercise price equal to the market price of our stock on the date of the grant. The option awards generally vest over three to five years of continuous service commencing one year from the date of the grant and expire after ten years. During the fiscal year ended June 30, 2013, options to purchase 533,724 shares of our common stock, 566,853 stock-settled restricted stock units, 970 cash-settled restricted stock units and 7,281 cash-settled stock appreciation rights were granted under the 2012 Plan. As of June 30, 2013, there were 3,197,219 shares available for grant under the 2012 Plan.

2002 Plan

Prior to the Effective Date, we had one share-based compensation plan with shares available for grants, the 2002 Plan. On December 8, 2010, we amended the 2002 Plan to increase the number of shares available under the 2002 Plan for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units by 1,100,000 to an aggregate amount not to exceed 7,860,000 shares of our common stock. Under the 2002 Plan, shares were permitted to be issued as original issuances, treasury shares or a combination of both. Option awards were granted with an exercise price equal to the market price of our stock on the date of the grant. The option awards granted under the 2002 Plan generally vest over three to five years of continuous service commencing one year from the date of the grant and expire after ten years. During the fiscal year ended June 30, 2013, there were no options to purchase shares of our common stock or restricted stock units granted under the 2002 Plan. At June 30, 2013, there were no shares available for grant under the 2002 Plan.

Restricted Stock Awards

A grant of restricted stock involves the immediate transfer of ownership of a specified number of shares of common stock with a “substantial risk of forfeiture” for a period of at least three years. A participant who receives a restricted stock grant is immediately entitled to voting, dividend and certain other share ownership rights associated with the underlying shares of common stock. At June 30, 2013, no shares of restricted stock were outstanding.

Restricted Stock Units

A grant of restricted stock units involves an agreement by our Company to deliver a specified number of shares of common stock or cash to the participant when the award vests. A participant has no ownership or voting rights associated with the underlying shares of common stock. Our Board of Directors may, at its discretion, authorize the payment of dividend equivalents on the restricted stock units. At June 30, 2013, a total of 1,752,435 restricted stock units were outstanding, all of which were granted under the Plans.

Stock Appreciation Rights

Stock appreciation rights allow the holders to receive a predetermined percentage of the spread, not to exceed 100 percent, between the option price and the fair market value of the shares on the date of exercise. The performance period will not be less than three years. We granted 7,281 and 10,807 stock appreciation rights in fiscal years 2013 and 2012, respectively, under the 2012 Plan. No stock appreciation rights were made under the Plans during fiscal year 2011. At June 30, 2013, a total of 12,939 stock appreciation rights were outstanding.

Fair Value Determination

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions noted in the following table.

	Year Ended June 30,
	2013	2012	2011
Expected volatility	41.8 – 60.3%	48.8 – 66.2%	60.4 – 73.2%
Weighted-average volatility	50.0%	59.1%	68.8%
Expected annual dividend	$0.60	$0.30	$0.10
Expected term (in years)	2.32 – 6.25	1.70 – 5.54	1.71 – 3.80
Risk-free rate	0.2 – 1.0%	0.2 – 1.0%	0.5% – 1.7%

Groups of option holders (directors, executives and non-executives) that have similar historical behavior are considered separately for valuation purposes. Expected volatilities are based on historical closing prices of our common stock over the expected option term.

We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived using the option valuation model and represents the estimated period of time from the date of grant that the option is expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected annual dividend was applicable for grants in fiscal years 2013 and 2012, as dividends were declared in all quarters of fiscal years 2013 and 2012. The expected annual dividend was only applicable for grants in the third and fourth quarters of fiscal year 2011, as these were the quarters when dividends were declared.

Stock Option Activity

A summary of option activity under our Plans as of and for the fiscal year ended June 30, 2013 is presented below:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2012	2,410,718	54.71	6.42	$9,359
Granted	533,724	47.15
Exercised	(608,415)	33.39
Forfeited or expired	(211,995)	67.22

Outstanding at June 30, 2013	2,124,032	57.67	6.29	$21,077

Exercisable at June 30, 2013	1,198,833	$69.96	4.47	$9,552

The weighted-average grant-date fair value of options granted during the fiscal years ended June 30, 2013, 2012 and 2011 was $15.87, $14.30 and $14.76, respectively. The total intrinsic value of options exercised during the fiscal years ended June 30, 2013, 2012 and 2011 was $8.9 million, $7.0 million and $6.0 million, respectively.

Modification of Certain Stock Option Awards

Prior to fiscal year 2011, certain of the award agreements under the 2002 Plan stated that vested options not exercised were forfeited upon termination of employment for any reason other than death or disability. However, such award agreements provided that the Compensation and Option Committee of our Board of Directors (the “Compensation and Option Committee”) could extend the time period to exercise vested options 90 days beyond the employment termination date for certain employees. During each of the fiscal years ended June 30, 2013, 2012 and 2011, the Compensation and Option Committee used this authority. This action represented a modification of the terms or conditions of an equity award and therefore was accounted for as an exchange of the original award for a new award. Incremental share-based compensation cost for the excess of the fair value of the new award over the fair value of the original award was immaterial.

Grant of Stock Options with Market Conditions

We granted 330,470 stock options containing a market condition to employees on March 21, 2008. The options vested on March 21, 2011, which was three years from the date of grant. The value of the options was based on a comparison of our total shareholder return (“TSR”) to a selected peer group of publicly listed multinational companies. TSR was measured as the annualized increase in the aggregate value of a company’s stock price plus the value of dividends, assumed to be reinvested into shares of the company’s stock at the time of dividend payment. The base price used for the TSR calculation was $42.19 which was the 20-day trading average from February 6, 2008 through March 6, 2008. The ending price used for the TSR calculation was the 20-day trading average prior to and through March 6, 2011. The grant date fair value of $4.2 million was calculated using a combination of Monte Carlo simulation and lattice-based models. There was no expense recognized for these awards in the fiscal years ended June 30, 2013 and 2012, since the awards vested in fiscal year 2011. Share-based compensation expense for this grant was income of $1.5 million for the fiscal year ended June 30, 2011. A net benefit was recognized in the fiscal year ended June 30, 2011 due to forfeitures for employees who did not meet the service requirements and therefore did not vest in the options.

Restricted Stock Awards

A summary of the status of our nonvested restricted stock awards as of and for the fiscal year ended June 30, 2013 is presented below:

	Shares	Weighted Average Grant-date Fair Value
Nonvested at June 30, 2012	3,000	$116.65
Vested	(3,000)	116.65

Nonvested at June 30, 2013	0	$0.00

As of June 30, 2013, there was no unrecognized compensation cost related to nonvested restricted stock-based compensation arrangements and no weighted average recognition period.

Restricted Stock Units

In the fiscal year ended June 30, 2013, we granted 97,733 restricted stock units with earnings per share (“EPS”) performance conditions, 97,733 restricted stock units with return on invested capital (“ROIC”) performance conditions and 97,733 restricted stock units with market conditions, under the 2012 Plan. The restricted stock units with EPS performance conditions cliff vest three years from the date of grant based on the achievement of certain cumulative EPS levels from fiscal years 2013 through 2015. The restricted stock units with ROIC conditions cliff vest three years from the date of grant based on the achievement of a certain average ROIC level over fiscal years 2013 through 2015. The restricted stock units with market conditions cliff vest three years from the date of grant based on a comparison of our TSR to the TSR of a selected peer group of publicly listed multinational companies. The grant date fair value of the restricted stock units with market conditions of $3.7 million was calculated using a Monte Carlo simulation model. Compensation expense, for both the restricted stock units with performance conditions and the restricted stock units with market conditions, is recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the applicable targets will be met for awards with performance conditions, which is reassessed each reporting period.

In the fiscal year ended June 30, 2012, we granted 118,546 restricted stock units with EPS performance conditions, 118,546 restricted stock units with ROIC performance conditions and 118,546 restricted stock units with market conditions, under the 2002 Plan. The restricted stock units with EPS performance conditions cliff vest three years from the date of grant based on the achievement of certain cumulative EPS levels from fiscal years 2012 through 2014. The restricted stock units with ROIC conditions cliff vest three years from the date of grant based on the achievement of a certain ROIC level in fiscal year 2014. The restricted stock units with market conditions cliff vest three years from the date of grant based on a comparison of our TSR to the TSR of a selected peer group of publicly listed multinational companies. The grant date fair value of the restricted stock units with market conditions of $3.3 million was calculated using a Monte Carlo simulation model. Compensation expense, for both the restricted stock units with performance conditions and the restricted stock units with market conditions, is recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the applicable targets will be met, for awards with performance conditions, which is reassessed each reporting period.

In the fiscal year ended June 30, 2011, we granted 191,721 restricted stock units with EPS performance conditions and 191,715 restricted stock units with market conditions, under the 2002 Plan. The restricted stock units with EPS performance conditions cliff vest three years from the date of grant based on the attainment of a certain EPS level in fiscal year 2013. The restricted stock units with market conditions cliff vest three years from the date of grant based on a comparison of our TSR to the TSR of a selected peer group of publicly listed multinational companies. The grant date fair value of the restricted stock units with market conditions of $5.2 million was calculated using a Monte Carlo simulation model. Compensation expense, for both the restricted stock units with performance conditions and the restricted stock units with market conditions, is recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the applicable targets will be met, for awards with performance conditions, which is reassessed each reporting period.

We granted 380,400 restricted stock units with performance conditions in the fiscal year ended June 30, 2010, under the 2002 Plan. These restricted stock units cliff vested in September 2012. Compensation expense was recognized ratably over the three-year vesting period based on grant date fair value and our assessment of the probability that the performance targets would be met. Approximately 39.8 percent of the restricted stock units vested based on the actual attainment of certain targets.

In the fiscal years ended June 30, 2013, 2012 and 2011, we also granted 243,622, 281,711 and 305,385 time vested restricted stock units, without performance or market conditions, respectively, under the Plans that vest three years from the date of grant, and 30,032, 29,790 and 23,931 time vested restricted stock units that vest ratably over the three-year vesting period.

In the fiscal years ended June 30, 2013 and 2012, we granted 970 and 1,150 cash-settled restricted stock units, respectively, under the 2012 Plan. These restricted stock units are accounted for as liability awards and are recorded at the fair value at the end of the reporting period in accordance with their vesting schedules. During the year ended June 30, 2013, none of these restricted stock units were settled. At June 30, 2013 and 2012, 2,120 and 1,150 cash-settled restricted stock units were outstanding, respectively. No such awards were granted during the fiscal year ended June 30, 2011.

In January and September 2008, we granted 34,608 and 28,344 cash-settled restricted stock units, respectively, outside the 2002 Plan. These restricted stock units are accounted for as liability awards and are recorded at the fair value at the end of the reporting period in accordance with their vesting schedules. During the fiscal years ended June 30, 2013, 2012 and 2011, 1,608, 1,608 and 9,647 of these restricted stock units were settled, respectively, at a cost of $0.1 million, $0.1 million and $0.3 million, respectively. At June 30, 2013 and 2012, 0 and 1,608 cash-settled restricted stock units, granted outside the 2002 Plan were outstanding, respectively.

A summary of equity classified restricted stock unit activity as of and for the fiscal year ended June 30, 2013 is presented below:

Restricted Stock Units
Non-vested at June 30, 2012	1,939,364
Granted	566,853
Vested	(438,313)
Forfeited	(317,589)

Non-vested at June 30, 2013	1,750,315

At June 30, 2013 the aggregate intrinsic value of equity classified restricted stock units was $94.9 million. As of June 30, 2013, there was $23.6 million of total unrecognized compensation cost related to equity classified restricted stock unit compensation arrangements. The weighted average recognition period was 1.2 years.

Stock Appreciation Rights

A summary of cash-settled stock appreciation rights as of and for the fiscal year ended June 30, 2013 is presented below:

Shares
Non-vested at June 30, 2012	10,807
Granted	7,281
Vested	(3,332)
Forfeited	(2,090)

Non-vested at June 30, 2013	12,666

Exercisable	273

These stock appreciation rights are accounted for as liability awards and are recorded at the fair value at the end of the reporting period in accordance with their vesting schedules. The fair value is calculated using the Black-Scholes option valuation model using assumptions consistent with our stock options.

Note 15 – Restructuring

Our restructuring program that is designed to improve our global footprint, cost structure, technology portfolio, human resources and internal processes continues. During fiscal years 2013 and 2012, we continued to refine existing programs and launched significant new programs focused on achieving further productivity improvements to: (i) optimize certain research and development and supply chain functions; (ii) outsource certain manufacturing capabilities; (iii) divest or sublease facilities no longer needed to support current operations and (iv) relocate certain functions to best cost countries. In fiscal year 2011, we announced the relocation of certain manufacturing activities from Washington, Missouri to Mexico and the outsourcing of certain manufacturing activities to third party suppliers.

A summary and components of our restructuring initiatives are presented below and include accruals for new programs as well as revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Severance Related Costs	Third Party Contractor Termination Costs	Facility Closure and Other Related Costs(3)	Asset Impairments(1)	Total
Liability, June 30, 2010	$33,036	$0	$7,562	$0	$40,598
Expense(2)	10,541	0	4,542	5,564	20,647
Accumulated depreciation offset	0	0	0	(5,564)	(5,564)
Payments	(15,231)	0	(4,346)	0	(19,577)
Foreign currency translation	3,416	0	102	0	3,518

Liability, June 30, 2011	$31,762	$0	$7,860	$0	$39,622

Expense(2)	(1,008)	315	7,146	2,696	9,149
Accumulated depreciation offset	0	0	0	(2,696)	(2,696)
Payments	(8,434)	(298)	(4,169)	0	(12,901)
Foreign currency translation	(2,382)	0	2	0	(2,380)

Liability, June 30, 2012	$19,938	$17	$10,839	$0	$30,794

Expense(2)	21,297	1,076	55,405	5,337	83,115
Accumulated depreciation offset	0	0	0	(5,337)	(5,337)
Payments	(18,151)	(72)	(38,939)	0	(57,162)
Reclassified Liabilities(3)	0	0	6,889	(0)	6,889
Foreign currency translation	479	(7)	(346)	0	126

Liability, June 30, 2013	$23,563	$1,014	$33,848	$0	$58,425

(1)

Credits related to restructuring charges for accelerated depreciation and inventory provisions are recorded against the related assets in Property, plant & equipment, net or Inventories in our Consolidated Balance Sheets and do not impact the restructuring liability.

(2)

Restructuring expenses noted above are primarily in SG&A in our Consolidated Statements of Income. Asset impairments, which consist of accelerated depreciation and inventory provisions, are primarily in Cost of sales in our Consolidated Statements of Income.

(3)

Certain contractual indemnification payments resulting from the transfer of a manufacturing facility to a third party were recorded as restructuring expenses in fiscal year 2013 and are classified within Facility Closure and Other Related Costs. Certain pre-existing liabilities related to this transferred facility were offset and reduced the restructuring expenses recorded as part of this transaction. These offsets are shown as Reclassified liabilities as noted above. See Note 3 – Transfer of Ownership of Manufacturing Facility for more information.

Restructuring liabilities are recorded in Accrued liabilities and Other non-current liabilities in our Consolidated Balance Sheets.

Restructuring expenses by reporting business segment are presented below:

	Year Ended June 30,
	2013	2012	2011
Infotainment	$58,878	$(1,458)	$5,949
Lifestyle	16,260	169	7,062
Professional	2,640	8,459	1,835
Other	(0)	(717)	237

Total	77,778	6,453	15,083
Asset impairments	5,337	2,696	5,564

Total	$83,115	$9,149	$20,647

Note 16 – Retirement Benefits

Plan Descriptions

Retirement savings plan

We provide a Retirement Savings Plan (the “Savings Plan”) for certain employees in the United States. Under the Savings Plan, and subject to certain limitations: (i) employees may contribute up to 50 percent of their pretax compensation; (ii) each business unit will make a safe harbor non-elective contribution in an amount equal to three percent of a participant’s pre-tax compensation; and (iii) each business unit may also make a matching contribution of 50 percent of an employee’s tax-deferred compensation, up to the first six percent of a participant’s pre-tax compensation. Prior to its elimination on December 28, 2010, and subject to approval from our Board of Directors, a profit sharing contribution could also have been made. Matching and profit sharing contributions vest at a rate of 25 percent for each year of service with the employer, beginning with the second year of service.

Effective January 1, 2009, we suspended the matching and safe harbor non-elective contributions for these plans. Effective January 1, 2010, the employer matching contribution and the safe harbor non-elective contribution were reinstated. Management eliminated the profit sharing contribution as of December 28, 2010. No amount was accrued for the profit sharing contribution for each of the fiscal years ended June 30, 2013, 2012 and 2011. Expenses related to the Savings Plan for the fiscal years ended June 30, 2013, 2012 and 2011, were $8.1 million, $8.0 million and $7.3 million, respectively.

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

During fiscal year 2014, we expect to contribute amounts to the defined benefit pension plans necessary to cover required disbursements. The benefits that we expect to pay in each fiscal year from 2014 to 2018 are $9.0 million, $8.9 million, $9.3 million, $9.6 million and $9.7 million, respectively. The aggregate benefits we expect to pay in the five fiscal years from 2019 to 2023 are $46.1 million.

Plan Assets

For all but one of our Company’s plans, contributions are made from our current operating funds as required in the year of payout. For one foreign plan, we made annual contributions into a fund managed by a trustee who invests such funds, administers the plan and makes payouts to eligible employees as required.

Our primary objective in investing plan assets for this foreign plan is to achieve returns sufficient to meet future benefit obligations with minimal risk and to time the maturities of such investments to meet annual payout needs. Given this, fund assets are invested in a unitized publically traded fund which invests 100 percent of such investments in government bonds. For purposes of fair value, this investment has been determined to meet the characteristics of a Level 1 investment as quoted prices in an active market exist for these assets. As of June 30, 2013, 100 percent of these assets are invested in this unitized fund. Refer to Note 11 – Fair Value Measurements for more information.

Summary Plan Results

The following is a reconciliation of the benefit obligations, plan assets and funded status of the plans as well as the amounts recognized in our Consolidated Balance Sheets as of and for the fiscal years ended June 30, 2013 and 2012:

	Year Ended June 30,
	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$183,249	$156,285
Benefit obligation of plans not previously reported(1)	0	3,987
Service cost	2,169	1,635
Interest cost	7,085	8,106
Actuarial loss	2,530	31,484
Effects of settlements and curtailments	(3,805)	(921)
Plan amendments	0	216
Benefits paid	(9,125)	(7,817)
Foreign currency translation	1,269	(9,726)

Benefit obligation at end of year	$183,372	$183,249

Change in plan assets:
Fair value of assets at beginning of year	$7,011	$5,258
Actual return on plan assets	(170)	1,571
Employer contributions	12,900	9,049
Benefits paid	(9,125)	(7,817)
Settlement	(3,593)	(921)
Foreign currency translation	(222)	(129)

Fair value of assets at end of year	$6,801	$7,011

Reconciliation of funded status:
Funded status	$(176,571)	$(176,238)
Unrecognized prior service cost	6,463	8,301
Unrecognized net loss	48,279	49,561

Accrued pension cost	$(121,829)	$(118,376)

Non-current assets	$0	$704
Accrued liabilities	(8,884)	(8,843)
Other non-current liabilities	(167,687)	(168,099)
AOCI	54,742	57,862

Accrued pension cost	$(121,829)	$(118,376)

(1)

Certain foreign defined benefit plans were not disclosed in prior years based on the immateriality of amounts involved in these plans. The above disclosures for fiscal year 2012 include amounts recorded for these plans as adjustments to the balances in the current year.

Amounts recognized in AOCI for the fiscal years ended June 30, 2013 and 2012 are presented below:

	Year Ended June 30,
	2013	2012
Amounts recorded in AOCI:
Prior service cost	$6,463	$8,301
Net actuarial loss	48,279	49,561

Total recognized in AOCI, before taxes	54,742	57,862
Income tax benefit	(18,023)	(19,415)

Total recognized in AOCI, net of income taxes	$36,719	$38,447

The estimated amount that will be amortized from AOCI into net periodic benefit cost in fiscal year 2014 is as follows:

Amounts expected to be recognized in net periodic benefit cost
Recognized net actuarial loss	$2,998
Amortization of prior service cost	1,000

Total	$3,998

A comparison of plans’ assets with plans’ projected benefit and accumulated benefit obligations as of June 30, 2013 and 2012 is presented below:

	Obligations Exceed Plan Assets Year Ended June 30,		Plan Assets Exceed Obligations Year Ended June 30,		Total All Plans Year Ended June 30,
	2013	2012	2013	2012	2013	2012
Plans where:
Projected benefit obligation	$183,372	$176,942	$0	$6,307	$183,372	$183,249
Accumulated benefit obligation	172,124	165,283	0	6,307	172,124	171,590
Fair value of plan assets	6,801	0	0	7,011	6,801	7,011

The components of net periodic benefit costs for the fiscal years ended June 30, 2013, 2012 and 2011 are presented below:

	Year Ended June 30,
	2013	2012	2011
Components of net periodic benefit cost:
Service cost	$2,169	$1,635	$3,292
Interest cost	7,085	8,106	7,702
Expected return on plan assets	(284)	(238)	(221)
Amortization of prior service cost	1,155	1,418	1,502
Amortization of net loss	3,873	1,793	1,899
Effect of settlements and curtailments	797	83	0

Net periodic benefit cost	$14,795	$12,797	$14,174

Plan Assumptions

The assumptions used to determine our benefit obligations and net periodic pension and other postretirement benefit costs are presented below:

Year Ended June 30,
	2013	2012	2011
Assumptions:
Weighted average rates used to determine benefit obligations at June 30:
Range of discount rates for pension plans	1.4% – 4.4%	0.6% – 5.0%	4.7% – 5.9%
Range of rates of compensation increase for pension plans	0.0% – 4.0%	0.0% – 4.0%	2.5% – 4.0%
Weighted average rates used to determine net periodic benefit cost at June 30:
Range of discount rates for pension plans	0.6% – 5.0%	4.7% – 5.9%	4.1% – 5.6%
Range of rates of compensation increase for pension plans	0.0% – 4.0%	0.0% – 4.0%	2.5% – 4.0%

We use a globally consistent method of setting the discount rates where yield curves are developed from yields on actual Aa-rated corporate bonds across the full maturity spectrum, referring to ratings provided by

Moody’s, Standard & Poor’s, Fitch, and Dominion Bond Rating Service, supplemented with additional yield information where needed. We discount the expected future benefit payments of each plan using the appropriate yield curve based on the currency of payment of benefits, to develop a single-point discount rate matching each plan’s payout structure.

Note 17 – Business Segment Data

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

Lifestyle

Our Lifestyle segment designs, manufactures and markets automotive audio systems for vehicle applications to be installed primarily as original equipment by automotive manufacturers and a wide range of mid-to high-end audio and consumer electronics for home, multimedia and mobile applications. Our Lifestyle audio products feature some of the world’s most recognized audio brands, including JBL, AKG, Harman/Kardon, Infinity, Mark Levinson, Revel, Logic 7, Lexicon and Selenium.

Professional

Our Professional segment designs, manufactures and markets an extensive range of loudspeakers, power amplifiers, digital signal processors, microphones, headphones and mixing consoles used by audio professionals in concert halls, stadiums, airports, houses of worship and other public spaces. We also provide high-quality products to the sound reinforcement, music instrument support and broadcast and recording segments of the professional audio market. We offer complete systems solutions for professional installations and users around the world. Our Professional products are marketed globally under brand names including JBL Professional, AKG, Crown, Soundcraft, Lexicon, DigiTech, dbx, BSS, Selenium, Martin and Studer.

Other

Our Other segment includes compensation, benefits and occupancy costs for corporate employees, net of reporting segment allocations, expenses associated with new technology innovation and our corporate brand identity campaign.

The following table presents Net sales, Operating income (loss), Assets, Goodwill, Capital expenditures and Depreciation and amortization by each reporting segment:

	Year Ended June 30,
	2013	2012	2011
Net sales:
Infotainment	$2,283,247	$2,401,562	$2,088,599
Lifestyle	1,338,355	1,330,798	1,087,270
Professional	672,805	630,731	595,687
Other	3,435	987	789

Total	$4,297,842	$4,364,078	$3,772,345

Operating income (loss)(1):
Infotainment	$90,799	$180,529	$77,384
Lifestyle	137,477	151,490	109,649
Professional	85,810	72,997	82,902
Other	(112,835)	(104,770)	(79,884)

Total	$201,251	$300,246	$190,051

Assets(1):
Infotainment	$1,094,118	$960,929
Lifestyle	1,192,610	1,096,395
Professional	468,910	407,267
Other	480,047	704,873

Total	$3,235,685	$3,169,464

Goodwill:
Infotainment	$8,576	$5,856
Lifestyle	107,438	109,945
Professional	118,328	65,010
Other	0	0

Total	$234,342	$180,811

Capital expenditures(1):
Infotainment	$54,364	$66,050	$61,712
Lifestyle	25,587	24,467	18,474
Professional	11,839	10,187	14,255
Other	9,892	11,832	13,916

Total	$101,682	$112,536	$108,357

Depreciation and amortization(1):
Infotainment	$63,009	$66,130	$70,796
Lifestyle	36,572	33,401	31,193
Professional	16,882	13,638	16,012
Other	11,705	9,056	5,263

Total	$128,168	$122,225	$123,264

(1)

Amounts for the years ended June 30, 2012 and June 30, 2011, have been revised to reflect a change in the measurement of segment operating profit due to a change in the allocation of intercompany royalties between the Lifestyle and Professional segments.

During fiscal years 2013, 2012 and 2011 we did not record any goodwill impairment charges. Refer to Note 8 – Goodwill for more information.

The following table presents Net sales and long-lived assets and net assets by geographic area as of and for the years ended June 30, 2013, 2012 and 2011. Net sales are attributable to geographic areas based upon the location of the customer.

	Year Ended June 30,
	2013	2012	2011
Net sales:
U.S.	$1,181,113	$966,955	$703,772
Germany	1,482,036	1,662,432	1,616,198
Other Europe	819,074	916,813	780,342
Other	815,619	817,878	672,033

Total	$4,297,842	$4,364,078	$3,772,345

Long-lived assets:
U.S.	$169,311	$162,422
Germany	137,387	149,867
Other Europe	128,457	102,071
Other	50,141	44,752

Total	$485,296	$459,112

Net Assets
U.S.	$148,056	$126,081
Germany	499,490	647,114
Other Europe	857,487	605,177
Other	139,838	151,239

Total	$1,644,871	$1,529,611

Note 18 – Commitments and Contingencies

At June 30, 2013, we were subject to legal claims and litigation arising in the ordinary course of business, including the matters described below. The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

On April 12, 2012, In re Harman International Industries, Inc. Securities Litigation, civil action no. 1:07-cv-01757 (D.D.C.) was reassigned to Judge Rudolph Contreras while Patrick Russell v. Harman International Industries, Incorporated, et al. remained before Judge Richard W. Roberts.

On September 5, 2012, the Court heard oral argument on defendants’ motion to dismiss. At the request of the Court, on September 24, 2012, each side submitted supplemental briefing on defendants’ motion to dismiss. The motion is now fully briefed. As of June 30, 2013, the case remained pending before the Court.

Patrick Russell v. Harman International Industries, Incorporated, et al.

Patrick Russell (the “Russell Plaintiff”) filed a complaint on December 7, 2007 in the United States District Court for the District of Columbia and an amended purported putative class action complaint on June 2, 2008 against Harman and certain of our officers and directors alleging violations of the Employee Retirement Income Security Act of 1974 (“ERISA”) and seeking, on behalf of all participants in and beneficiaries of the Savings

Plan, compensatory damages for losses to the Savings Plan as well as injunctive relief, imposition of a constructive trust, restitution, and other monetary relief. The amended complaint alleges that from April 26, 2007 to the present defendants failed to prudently and loyally manage the Savings Plan’s assets, thereby breaching their fiduciary duties in violation of ERISA by causing the Savings Plan to invest in our common stock notwithstanding that the stock allegedly was “no longer a prudent investment for the Participants’ retirement savings.” The amended complaint further claims that, during the Class Period, defendants failed to monitor the Savings Plan’s fiduciaries, failed to provide the Savings Plan’s fiduciaries with, and to disclose to the Savings Plan’s participants, adverse facts regarding Harman and our businesses and prospects. The Russell Plaintiff also contends that defendants breached their duties to avoid conflicts of interest and to serve the interests of participants in and beneficiaries of the Savings Plan with undivided loyalty. As a result of these alleged fiduciary breaches, the amended complaint asserts that the Savings Plan has “suffered substantial losses, resulting in the depletion of millions of dollars of the retirement savings and anticipated retirement income of the Savings Plan’s Participants.”

On March 24, 2008, the Court ordered, for pretrial management purposes only, the consolidation of Patrick Russell v. Harman International Industries, Incorporated, et al. with In re Harman International Industries, Inc. Securities Litigation. Defendants moved to dismiss the complaint in its entirety on August 5, 2008. The Russell Plaintiff opposed the defendants’ motion to dismiss on September 19, 2008, and defendants filed a reply in further support of their motion to dismiss on October 20, 2008. On May 22, 2013, the District Court dismissed the complaint in its entirety. The Russell Plaintiff has filed a notice of appeal but no briefing schedule has been set by the Court.

Infotainment Supply Arrangements

We have arrangements with our infotainment customers to provide products that meet predetermined technical specifications and delivery dates. In the event that we do not satisfy the performance obligations under these arrangements, we may be required to indemnify the customer. We accrue for any loss that we expect to incur under these arrangements when that loss is probable and can be reasonably estimated. We did not incur any losses under these arrangements in fiscal year 2013. For the fiscal years ended June 30, 2012 and 2011, we incurred $4.6 million and $5.8 million, respectively, of costs related to delayed delivery of product to an infotainment customer. An inability to meet performance obligations on infotainment platforms to be delivered in future periods could adversely affect our results of operations, cash flows and financial condition.

Customs NAFTA Preferential Tariff Treatment

We regularly import goods that qualify for preferential duty claims pursuant to the North American Free Trade Agreement (“NAFTA”). NAFTA requires that an importer have a valid Certificate of Origin in its possession at the time it makes a preferential duty claim. We have preliminarily determined that a number of preferential duty claims were made during the fiscal years 2008 through 2012 without first obtaining the required Certificate of Origin. We have estimated that we have a potential liability including interest of approximately $27.0 million as of June 30, 2013 for imports where we did not have Certificates of Origin, which we have accrued. Customs regulations, however, permit discretion to waive this requirement if the imported goods qualify for NAFTA preferential tariff treatment. Subsequent to June 30, 2013, we were advised that Customs has changed its internal practice and now intends to restrict the exercise of this discretion in this area. We believe that we will ultimately be able to demonstrate that a substantial amount of the goods imported qualified for NAFTA preferential tariff treatment. Our current estimate of goods imported that do not qualify for NAFTA preferential tariff treatment is approximately $3.6 million, which is a component of the $27.0 million accrual. We intend to vigorously pursue a waiver of the Certificate of Origin requirement to minimize the duty and interest paid related to these claims, however, there is no assurance that we will prevail in obtaining this waiver.

Note 19 – Related Party Transactions

In December 2009, we entered into a three-year agreement for engineering and software development services with Neusoft Corporation (“Neusoft”), a Shanghai exchange listed technology solutions provider. A member of our Board of Directors is the Chairman and CEO of Neusoft. On April 20, 2010, our subsidiary, IS entered into an asset purchase and business transfer agreement (the “Asset Purchase Agreement”) with Neusoft Technology Solutions GmbH (“Neusoft Technology”), which is a subsidiary of Neusoft, for the sale of certain tangible assets located at IS’s facility in Hamburg, Germany. This transaction closed on June 1, 2010. As part of the Asset Purchase Agreement, IS and Neusoft Technology entered into a five-year agreement for engineering and software development services related to IS’s vehicle navigation business (the “Services Agreement”). Under the terms of the Asset Purchase Agreement, IS transferred at closing certain tangible assets and employment relationships to Neusoft Technology and received consideration of €6.0 million. Our subsidiary, HBAS and Neusoft Europe AG, a subsidiary of Neusoft, are guarantors under the terms of the Asset Purchase Agreement and the Services Agreement.

In the first quarter of fiscal year 2013, we entered into a contract with Neusoft to develop certain software to be integrated into certain infotainment platforms for a customer. In the third quarter of fiscal year 2013, we entered into a separate contract with Neusoft to develop digital map databases. As of June 30, 2013, we have paid Neusoft approximately $7.7 million (€5.8 million), which we have classified as a Current asset in our Consolidated Balance Sheet. Upon acceptance of the purchased software, the asset will be reclassified as capitalized software and will be amortized over the future revenue stream of the products to which it relates. During the fiscal years ended June 30, 2013, 2012 and 2011 we incurred total expenses of $41.2 million, $32.6 million and $24.9 million, respectively, for engineering and software development services with Neusoft Technology and Neusoft.

Note 20 – Significant Customers

Presented below are the percentages of net sales to and net accounts receivable due from customers who represent ten percent or more of our net sales or net accounts receivable as follows:

	Net Sales		Accounts Receivable, Net
	Year Ended June 30,		June 30,
	2013	2012	2013	2012
BMW	18%	19%	12%	13%
Audi/Volkswagen	13%	14%	9%	11%
Toyota	10%	10%	6%	7%
Chrysler	9%	7%	12%	7%
Other customers	50%	50%	61%	62%

Total	100%	100%	100%	100%

We anticipate that BMW, Audi/Volkswagen, Toyota and Chrysler will continue to account for a significant portion of our net sales and net accounts receivable for the foreseeable future. Our customers are not obligated to any long-term purchase of our products.

Note 21 – Sale of Intellectual Property

Effective February 15, 2011, we entered into an agreement with a third party pursuant to which we monetized certain intellectual property rights. No income was recognized in connection with this transaction for the fiscal year ended June 30, 2013. Income of $0.3 million and $16.5 million was recognized in connection with this transaction in our Infotainment segment and is included in the Consolidated Statements of Income for the fiscal years ended June 30, 2012 and 2011, respectively, under the line item Sale of intellectual property.

Note 22 – Quarterly Summary of Operations (unaudited)

The following is a summary of operations by quarter for fiscal years 2013, 2012 and 2011:

	Three Months Ended
	September 30	December 31	March 31	June 30	Total
Fiscal Year 2013
Net sales	$998,193	$1,055,642	$1,061,772	$1,182,235	$4,297,842
Gross profit	278,247	271,793	269,195	284,885	1,104,120
Net income	54,555	47,489	34,873	5,490	142,407
Earnings per share:
Basic	0.79	0.69	0.50	0.08	2.06
Diluted	0.79	0.68	0.50	0.08	2.04
Fiscal Year 2012
Net sales	$1,050,603	$1,127,029	$1,095,675	$1,090,771	$4,364,078
Gross profit	287,642	305,539	292,630	298,335	1,184,146
Net income	48,367	59,255	172,656	49,263	329,541
Earnings per share:
Basic	0.68	0.83	2.41	0.69	4.62
Diluted	0.67	0.82	2.38	0.69	4.57
Fiscal Year 2011
Net sales	$836,946	$956,081	$948,196	$1,031,122	$3,772,345
Gross profit	224,571	268,740	248,825	245,214	987,350
Net income	27,388	53,052	36,600	18,876	135,916
Earnings per share:
Basic	0.39	0.75	0.51	0.27	1.91
Diluted	0.39	0.74	0.51	0.26	1.90

Note 23 – Subsequent Events

Dividend Declaration

On August 6, 2013, we declared a cash dividend of $0.30 per share for the quarter ended June 30, 2013. The quarterly dividend will be paid on August 30, 2013 to each stockholder of record as of the close of business on August 16, 2013.

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

The information required by Item 10 of Part III is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 11.	Executive Compensation.

The information required by Item 11 of Part III is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Part III is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Part III is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.

The information required by Item 14 of Part III is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Stockholders.

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

The following consolidated financial statements are filed as part of this report under “Part II, Item 8 – Financial Statements and Supplementary Data”:

Exhibit Index to 10-K

Exhibit No.	Exhibit Description

3.1	Restated Certificate of Incorporation of Harman International Industries, Incorporated, as amended. (Filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 and hereby incorporated by reference).

3.2	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on December 12, 2011. (Filed as Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on December 13, 2011 and hereby incorporated by reference).

3.3	By-Laws of Harman International Industries, Incorporated, as amended, dated December 7, 2011. (Filed as Exhibit 3.2 to the Current Report on Form 8-K filed with the Commission on December 13, 2011 and hereby incorporated by reference).

10.1	Multi-Currency Credit Agreement by and among Harman International Industries, Incorporated, Harman Holding GmbH & Co. KG, J.P. Morgan Securities LLC, HSBC Securities (USA) Inc., UniCredit Capital Markets LLC and Wells Fargo Securities, LLC, as Joint Lead Arrangers, JP Morgan Chase Bank, N.A., as Administrative Agent, HSBC Securities (USA) Inc., UniCredit Capital Markets LLC and Wells Fargo Securities, LLC, as Syndication Agents, Bank of America, N.A., RBS Citizens, N.A., TD Bank, National Association and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Documentation Agents, and the other banks and financial institutions party thereto, dated as of October 10, 2012. (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on October 11, 2012 and hereby incorporated by reference).

10.2	Guarantee Agreement by and among Harman International Industries, Incorporated, Harman Holding GmbH & Co. KG, the subsidiaries of Harman International Industries, Incorporated identified

Exhibit No.	Exhibit Description

therein, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of October 10, 2012. (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on October 11, 2012 and hereby incorporated by reference).

10.3	Harman International Industries, Incorporated 1992 Incentive Plan, as amended and restated. (Filed as Exhibit B to the 1999 Proxy Statement and hereby incorporated by reference).**

10.4	Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive Plan. (Filed as Appendix A to the 2008 Proxy Statement and hereby incorporated by reference).**

10.5	Amendment No. 1 to the Amended and Restated 2002 Stock Option and Incentive Plan. (Filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 and hereby incorporated by reference).**

10.6	Form of Nonqualified Stock Option Agreement for Non-Officer Directors under the Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan. (Filed as Exhibit 10.11 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and hereby incorporated by reference).**

10.7	Form of Incentive Stock Option Agreement for Officers and Key Employees under the Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan. (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on August 22, 2005 and hereby incorporated by reference).**

10.8	Form of Nonqualified Stock Option Agreement for Officers and Key Employees under the Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan. (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on August 22, 2005 and hereby incorporated by reference).**

10.9	Form of Restricted Stock Agreement for Officers and Key Employees under the Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan. (Filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on August 22, 2005 and hereby incorporated by reference).**

10.10	Form of Nonqualified Stock Option Agreement, related to the Stock Option Award, between Harman International Industries, Incorporated and Dinesh Paliwal. (Filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on May 9, 2007 and hereby incorporated by reference).**

10.11	Form of Restricted Share Unit Agreement, related to the Restricted Share Unit Award, between Harman International Industries, Incorporated and Dinesh Paliwal. (Filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on December 4, 2007 and hereby incorporated by reference).**

10.12	Form of Performance Based Restricted Share Unit Agreement for Officers and Key Employees under the Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive Plan. (Filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference).**

10.13	Form of Restricted Share Unit Agreement for Officers and Key Employees under the Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive Plan. (Filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference).**

10.14	Form of Restricted Share Unit Agreement for Non-Officer Directors under the Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive Plan. (Filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference).**

Exhibit No.	Exhibit Description

10.15	Form of Restricted Share Unit Agreement, related to Dinesh Paliwal’s annual equity awards, under the Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive Plan. (Filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference).**

10.16	Form of Nonqualified Stock Option Agreement, related to Dinesh Paliwal’s annual equity awards, under the Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive Plan. (Filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference).**

10.17	Restricted Share Unit Agreement between Harman International Industries, Incorporated and Dinesh Paliwal, related to a January 2008 award. (Filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference).**

10.18	Restricted Share Unit Agreement between Harman International Industries, Incorporated and Dinesh Paliwal, related to a September 2008 award under the Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive Plan. (Filed as Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference).**

10.19	Restricted Share Unit Agreement between Harman International Industries, Incorporated and Herbert Parker, related to a September 2008 award. (Filed as Exhibit 10.12 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference).**

10.20	Time-Based Restricted Share Unit Agreement between Harman International Industries, Incorporated and Dinesh Paliwal, related to a September 2009 award under the Amended and Restated Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan (Filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the Commission on September 1, 2009 and hereby incorporated by reference).**

10.21	Performance-Based Restricted Share Unit Agreement between Harman International Industries, Incorporated and Dinesh Paliwal, related to a September 2009 award under the Amended and Restated Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan (Filed as Exhibit 10.6 to the Current Report on Form 8-K filed with the Commission on September 1, 2009 and hereby incorporated by reference).**

10.22	Harman International Industries, Incorporated Management Incentive Compensation Plan. (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on December 21, 2007 and hereby incorporated by reference).**

10.23	Harman International Industries, Incorporated Supplemental Executive Retirement Plan, as amended and restated as of October 1, 1999. (Filed as Exhibit 10.27 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and hereby incorporated by reference).**

10.24	Amendment No. 1 to the Harman International Industries, Incorporated Supplemental Executive Retirement Plan, dated September 24, 2002. (Filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 and hereby incorporated by reference).**

10.25	Form of Benefit Agreement under the Supplemental Executive Retirement Plan. (Filed as Exhibit 10.14 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and hereby incorporated by reference).**

10.65	Harman International Industries, Inc. Deferred Compensation Plan, effective June 1, 1997. (Filed as Exhibit 4 to the Registration Statement on Form S-8 filed with the Commission on June 9, 1997, and hereby incorporated by reference).**

Exhibit No.	Exhibit Description

10.27	Amendment No. 1 to the Harman International Industries, Inc. Deferred Compensation Plan dated October 1, 1999. (Filed as Exhibit 10.46 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and hereby incorporated by reference).**

10.28	Amendment No. 2 to the Harman International Industries, Inc. Deferred Compensation Plan, effective December 16, 2003. (Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 and hereby incorporated by reference).**

10.29	Letter Agreement, dated May 8, 2007, between Harman International Industries, Incorporated and Dinesh Paliwal. (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on May 9, 2007 and hereby incorporated by reference).**

10.30	Amendment to Letter Agreement, dated November 29, 2007, between Harman International Industries, Incorporated and Dinesh Paliwal. (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on December 4, 2007 and hereby incorporated by reference).**

10.31	Amendment to Letter Agreement, dated December 31, 2008 between Harman International Industries, Incorporated and Dinesh Paliwal. (Filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference).**

10.32	Amended and Restated Severance Agreement between Harman International Industries, Incorporated and Dinesh Paliwal dated December 31, 2008. (Filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference).**

10.33	Amendment to Letter Agreement, dated September 1, 2009, between Harman International Industries, Incorporated and Dinesh Paliwal. (Filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the Commission on September 1, 2009 and hereby incorporated by reference).**

10.34	Summary of equity awards granted to Mr. Paliwal and Mr. Parker in September 2008. (Filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and hereby incorporated by reference).**

10.35	Letter Agreement, dated May 2, 2008, between Harman International Industries, Incorporated and Herbert Parker. (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on May 6, 2008 and hereby incorporated by reference).**

10.36	Employment Agreement, dated January 11, 2008, between Harman International Industries, Incorporated and John Stacey. (Filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and hereby incorporated by reference).**

10.37	Employment Agreement, dated May 30, 2008, between Harman Management GmbH and Klaus Blickle. (Filed as Exhibit 10.37 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and hereby incorporated by reference).**

10.38	Letter Agreement, dated August 8, 2008, between Harman International Industries, Incorporated and Jennifer Peter. (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on August 21, 2008 and hereby incorporated by reference).**

10.39	Letter Agreement, dated August 22, 2008, between Harman International Industries, Incorporated and Todd Suko. (Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and hereby incorporated by reference).**

10.40	Amended and Restated Severance Agreement between Harman International Industries, Incorporated and Herbert Parker dated December 22, 2008. (Filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference).**

Exhibit No.	Exhibit Description

10.41	Letter Agreement, dated January 9, 2009, between Harman International Industries, Incorporated and Sachin Lawande. (Filed as Exhibit 10.13 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference).**

10.42	Letter Agreement, dated January 9, 2009, between Harman International Industries, Incorporated and David Slump. (Filed as Exhibit 10.14 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference).**

10.43	Form of Severance Agreement between Harman International Industries, Incorporated and Blake Augsburger, David Karch, Sachin Lawande, David Slump, John Stacey and Todd Suko. (Filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and hereby incorporated by reference).**

10.44	Form of Severance Agreement between Harman International Industries, Incorporated, and each of Herbert Parker, Blake Augsburger, David Karch, Sachin Lawande, David Slump, John Stacey and Todd Suko. (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on April 26, 2010 and hereby incorporated by reference).**

10.45	Agreement between and among Harman Management GmbH and Dr. Klaus Blickle, dated February 23, 2011. (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on March 1, 2011 and hereby incorporated by reference).**

10.46	Harman International Industries, Incorporated 2012 Stock Option and Incentive Plan. (Filed as Appendix A to the Proxy Statement dated October 28, 2011 and hereby incorporated by reference).**

10.47	Form of Non-Qualified Stock Option Agreement for Officers and Key Employees under the Harman International Industries, Incorporated 2012. (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on April 2, 2012 and hereby incorporated by reference).

10.48	Letter Agreement, dated September 15, 2011, between Harman International Industries, Incorporated and I.P. Park. (Filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 and hereby incorporated by reference).**

10.49	Form of Severance Agreement between Harman International Industries, Incorporated, and each of Michael Mauser and I.P. Park. (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on September 12, 2012 and hereby incorporated by reference).**

10.50	Employment Agreement dated March 6, 2013 between Harman International Industries, Incorporated and Ralph Santana. (Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Commission on May 2, 2013 and hereby incorporated by reference).**

10.51	Form of Restricted Share Unit Agreement for Non-Officer Directors under the Harman International Industries, Incorporated Amended and Restated 2012 Stock Option and Incentive Plan. (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on June 26, 2013 and hereby incorporated by reference).**

21.1	Subsidiaries of Harman International Industries, Incorporated. +

23.1	Consent of KPMG LLP. +

31.1	Certification of Dinesh Paliwal filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

31.2	Certification of Herbert Parker filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

32.1	Certification of Dinesh Paliwal and Herbert Parker filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

Exhibit No.	Exhibit Description

99.1	Form of Indemnification Letter Agreement with Directors and Executive Officers. (filed as Exhibit 99.1 to the Current Report on Form 8-K filed with the Commission on February 13, 2009 and hereby incorporated by reference)

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Calculation Linkbase.*

101.DEF	XBRL Taxonomy Definition Linkbase.*

101.LAB	XBRL Taxonomy Label Linkbase.*

101.PRE	XBRL Presentation Linkbase.*

*	Submitted electronically herewith.
**	Management contract, compensatory plan or arrangement.
+	Filed herewith.

Attached as Exhibit 101 to this report are the following financial information formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2013 and 2012, (ii) Consolidated Statements of Income for the years ended June 30, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the years ended June 30, 2013, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended June 30, 2013, 2012 and 2011, (v) Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2013, 2012 and 2011 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED

Date: August 9, 2013	By:	/S/ DINESH PALIWAL
Dinesh Paliwal
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated below.

/S/ DINESH PALIWAL Dinesh Paliwal	Chairman, President and Chief Executive Officer (Principal Executive Officer)	August 9, 2013

/S/ HERBERT PARKER Herbert Parker	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 9, 2013

/S/ JENNIFER PETER Jennifer Peter	Vice President and Chief Accounting Officer (Principal Accounting Officer)	August 9, 2013

/S/ ADRIANE BROWN Adriane Brown	Director	August 9, 2013

/S/ JOHN DIERCKSEN John Diercksen	Director	August 9, 2013

/S/ DR. HARALD EINSMANN Dr. Harald Einsmann	Director	August 9, 2013

/S/ ANN MCLAUGHLIN KOROLOGOS Ann McLaughlin Korologos	Director	August 9, 2013

/S/ DR. JIREN LIU Dr. Jiren Liu	Director	August 9, 2013

/S/ EDWARD MEYER Edward Meyer	Director	August 9, 2013

/S/ KENNETH REISS Kenneth Reiss	Director	August 9, 2013

/S/ HELLENE RUNTAGH Hellene Runtagh	Director	August 9, 2013

/S/ FRANK SKLARSKY Frank Sklarsky	Director	August 9, 2013

/S/ GARY STEEL Gary Steel	Director	August 9, 2013

Schedule II

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED

Valuation and Qualifying Accounts and Reserves

Year Ended June 30, 2013, 2012 and 2011

(in thousands)

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Additions/ (Deductions)	Balance at End of Period
Year ended June 30, 2011
Allowance for doubtful accounts	$8,063	1,189	807	(3,087)	$6,972

Year ended June 30, 2012
Allowance for doubtful accounts	$6,972	3,413	(501)	(3,929)	$5,955

Year ended June 30, 2013(1)
Allowance for doubtful accounts	$5,955	3,052	17	2,167	$11,191

(1)	Includes purchase accounting adjustments related to the acquisition of Martin Professional A/S.

Harman International Industries, Incorporated

2013 Form 10-K Annual Report

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

Attached as Exhibit 101 to this report are the following financial information formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2013 and 2012, (ii) Consolidated Statements of Income for the years ended June 30, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the years ended June 30, 2013, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended June 30, 2013, 2012 and 2011, (v) Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2013, 2012 and 2011 and (vi) Notes to Consolidated Financial Statements.