Form 10-Q
period 2013-09-30
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2013-10-31
CIK 800459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 28, 2013, 67,550,698 shares of common stock, par value $.01, were outstanding.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

Form 10-Q

September 30, 2013

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

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. As a result, the foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission. For additional information regarding certain factors that may cause our actual results to differ from those expected or anticipated see the information under the caption “Risk Factors” which is located in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013. We undertake no obligation to publicly update or revise any forward-looking statement (except as required by law). This report also makes reference to our awarded business, which represents the estimated future lifetime net sales for all customers. Our future awarded business does not represent firm customer orders. We report our awarded business primarily based on written award letters from our customers. To validate these awards, we use various assumptions including global vehicle production forecasts, customer take rates for our products, revisions to product life cycle estimates and the impact of annual price reductions and exchange rates, among other factors. These assumptions are updated and reported externally on an annual basis. We update our estimated awarded business quarterly by adding the value of new awards received and subtracting sales recorded during the quarter. These quarterly updates do not include any assumptions for increased take rates, revisions to product life cycle, or any other factors.

.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	September 30, 2013	June 30, 2013
Assets
Current assets
Cash and cash equivalents	$515,438	$454,258
Short-term investments	0	10,008
Receivables, net	794,868	722,711
Inventories	614,334	549,831
Other current assets	363,795	352,244

Total current assets	2,288,435	2,089,052
Property, plant and equipment, net	431,752	425,182
Goodwill	236,960	234,342
Deferred tax assets, long-term, net	239,477	260,749
Other assets	231,895	226,360

Total assets	$3,428,519	$3,235,685

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$30,000	$30,000
Short-term debt	11,655	4,930
Accounts payable	585,368	498,055
Accrued liabilities	453,689	402,704
Accrued warranties	141,466	128,411
Income taxes payable	14,296	13,414

Total current liabilities	1,236,474	1,077,514
Long-term debt	247,540	255,043
Pension liability	171,031	167,687
Other non-current liabilities	97,910	90,570

Total liabilities	1,752,955	1,590,814

Commitments and contingencies	—	—
Preferred stock	0	0
Common stock	978	970
Additional paid-in capital	984,390	971,748
Accumulated other comprehensive income	40,494	21,800
Retained earnings	1,852,987	1,827,267
Less: Common stock held in treasury	(1,203,285)	(1,176,914)

Total shareholders’ equity	1,675,564	1,644,871

Total liabilities and shareholders’ equity	$3,428,519	$3,235,685

See accompanying Notes to the Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except earnings per share data)	Three Months Ended September 30,
	2013	2012
Net sales	$1,171,805	$998,193
Cost of sales	850,156	719,946

Gross profit	321,649	278,247
Selling, general and administrative expenses	252,267	199,156

Operating income	69,382	79,091
Other expenses:
Interest expense, net	1,970	5,995
Foreign exchange losses, net	861	151
Miscellaneous, net	1,329	1,179

Income before income taxes	65,222	71,766
Income tax expense, net	18,676	17,211
Equity in loss of unconsolidated subsidiaries	94	0

Net income	$46,452	$54,555

Earnings per share:
Basic	$0.67	$0.79

Diluted	$0.66	$0.79

Weighted average shares outstanding:
Basic	69,547	68,682

Diluted	70,371	69,471

See accompanying Notes to the Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)	Three Months Ended September 30,
	2013	2012
Net income	$46,452	$54,555

Other comprehensive income (loss) (1):
Foreign currency translation	34,085	9,206
Unrealized losses on hedging derivatives	(20,556)	(19,311)
Pension liability adjustment	19	910
Unrealized gains on available for sale securities	10	109

Other comprehensive income (loss) before taxes	13,558	(9,086)
Income tax benefit	(5,136)	(5,637)

Other comprehensive income (loss), net of taxes	18,694	(3,449)

Comprehensive income, net of taxes	$65,146	$51,106

(1)	Refer to Note 15 – Other Comprehensive Income (Loss) for more information.

See accompanying Notes to the Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
(In thousands)	2013	2012
Cash flows from operating activities:
Net income	$46,452	$54,555
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	31,713	28,543
Deferred income taxes	15,359	7,970
Loss (gain) on disposition of assets	786	(2,687)
Share-based compensation	6,623	4,867
Non-cash interest expense	545	4,953
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables, net	(60,230)	(62,322)
Inventories	(55,703)	(80,881)
Other current assets	(1,795)	(5,965)
Pre-production and development costs	(4,149)	(9,075)
Increase (decrease) in:
Accounts payable	78,095	(30,574)
Accrued warranties	8,510	664
Accrued other liabilities	37,892	(15,171)
Income taxes payable	525	1,607
Net change in derivative assets and liabilities	7,626	(1,133)
Other operating activities	787	2,337

Net cash provided by (used in) operating activities	113,036	(102,312)
Cash flows from investing activities:
Purchases of short-term investments	0	(41,165)
Maturities of short-term investments	10,008	177,089
Proceeds from asset dispositions	0	3,665
Capital expenditures	(28,227)	(18,960)
Other items, net	98	126

Net cash (used in) provided by investing activities	(18,121)	120,755
Cash flows from financing activities:
Increase (decrease) in short-term borrowings	6,973	(13)
Decrease in long-term borrowings	(7,503)	0
Cash dividends to shareholders	(20,454)	(10,079)
Repurchase of common stock	(26,371)	(4,809)
Share-based compensation	5,405	6,461
Excess tax benefit from share-based compensation	878	0
Other items, net	397	(2,400)

Net cash used in financing activities	(40,675)	(10,840)

Effect of exchange rate changes on cash	6,940	8,976

Net increase in cash and cash equivalents	61,180	16,579
Cash and cash equivalents at beginning of period	454,258	617,356

Cash and cash equivalents at end of period	$515,438	$633,935

Supplemental disclosure of cash flow information:
Interest paid (received), net	$1,936	$(60)
Income taxes paid	$3,552	$3,932
Non-cash investing activities:
Accrued and contingent acquisition-related liabilities	$(10)	$0

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

Our unaudited, condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (our “2013 Annual Report”) and do not include all information and footnote disclosures included in our audited financial statements. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly, in all material respects, the consolidated financial condition, results of operations and cash flows for the periods presented. Operating results for the three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2014 due to seasonal, economic and other factors. Where necessary, information for prior periods has been reclassified to conform to the consolidated financial statement presentation in the current fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in our 2013 Annual Report.

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

Note 2 – New Accounting Standards

Recently Adopted Accounting Standards

Comprehensive Income: In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which amends Accounting Standards Codification 220, “Comprehensive Income.” The new guidance requires the disclosure of amounts reclassified out of accumulated other comprehensive income by component and by net income line item. The disclosure may be provided either parenthetically on the face of the financial statements or in the notes. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2012. We adopted the provisions of this new guidance on July 1, 2013. The adoption of the new provisions did not have a material impact on our financial condition or results of operations.

Intangible Assets: In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” which allows companies to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. The new guidance allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted for annual and interim impairment tests performed as of a date before July 27, 2012, if the financial statements for the most recent annual or interim period have not yet been issued. We adopted the provisions of this new guidance on July 1, 2013. The adoption of the new provisions did not have a material impact on our financial condition or results of operations.

Balance Sheet: In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities,” which requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial condition. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. The new guidance is effective retrospectively for fiscal years and interim periods within those fiscal years beginning on or after January 1, 2013. We adopted the provisions of this new guidance on July 1, 2013. The adoption of the new provisions did not have a material impact on our financial condition or results of operations.

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

Note 3 – Allowance for Doubtful Accounts

We reserve an estimated amount for accounts receivable that may not be collected. Methodologies for estimating the allowance for doubtful accounts are based primarily on specific identification of uncollectible accounts. Historical collection rates and customer credit worthiness are considered in determining specific reserves. At September 30, 2013 and June 30, 2013, we had $12.3 million and $11.2 million, respectively, reserved for possible uncollectible accounts receivable.

Note 4 – Inventories

Inventories consist of the following:

	September 30, 2013	June 30, 2013
Finished goods	$279,441	$234,770
Work in process	84,612	92,640
Raw materials	250,281	222,421

Inventories	$614,334	$549,831

At September 30, 2013 and June 30, 2013, our inventory reserves were $77.9 million and $72.9 million, respectively.

Note 5 – Property, Plant and Equipment, net

Property, plant and equipment, net consist of the following:

	Estimated Useful Lives (in Years)	September 30, 2013	June 30, 2013
Land		$7,006	$6,859
Buildings and improvements	1-50	246,701	247,758
Machinery and equipment	3-20	1,149,671	1,113,228
Furniture and fixtures	3-10	33,230	33,175

Property, plant and equipment, gross		1,436,608	1,401,020
Less accumulated depreciation and amortization		(1,004,856)	(975,838)

Property, plant and equipment, net		$431,752	$425,182

Depreciation expense for the three months ended September 30, 2013 and 2012 was $28.8 million and $26.5 million, respectively.

Note 6 – Accrued Warranties

Details of our accrued warranties are as follows:

	Three Months Ended September 30,
	2013	2012
Accrued warranties, June 30,	$128,411	$97,289
Warranty expense	18,633	13,200
Warranty payments (cash or in-kind)	(9,595)	(12,247)
Other(1)	4,017	1,211

Accrued warranties, September 30,	$141,466	$99,453

(1)	Other primarily represents foreign currency translation.

Note 7 – Earnings Per Share

We apply the two-class method when computing earnings per share, which requires that net income per share for each class of shares entitled to dividends be calculated assuming all of our net income is distributed as dividends to these shareholders based on their contractual rights.

The following table presents the calculation of basic and diluted earnings per share of common stock outstanding:

	Three Months Ended September 30,
	2013		2012
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted Earnings per Share:
Net income	$46,452	$46,452	$54,555	$54,555

Denominator for Basic and Diluted Earnings per Share:
Weighted average shares outstanding	69,547	69,547	68,682	68,682
Employee stock options	0	824	0	789

Total weighted average shares outstanding	69,547	70,371	68,682	69,471

Earnings per Share:
Earnings per share	$0.67	$0.66	$0.79	$0.79

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities, as defined under GAAP, and are included in the computation of earnings per share pursuant to the two-class method.

Certain options were outstanding and not included in the computation of diluted net earnings per share because the assumed exercise of these options would have been antidilutive. Options to purchase 1,056,810 and 1,535,060 shares of our common stock at September 30, 2013 and 2012, respectively, were outstanding and excluded from the computation of diluted earnings per share because they would have been antidilutive. In addition 178,870 and 189,541 of restricted shares and restricted stock units at September 30, 2013 and 2012, respectively, were outstanding and excluded from the computation of diluted earnings per share as they also would have been antidilutive.

In October 2012, we repaid our $400.0 million of 1.25 percent convertible senior notes due October 15, 2012 (the “Convertible Senior Notes”), and therefore the Convertible Senior Notes had no impact on our calculation of earnings per share for the three months ended September 30, 2013. For the three months ended September 30, 2012, the conversion terms of the Convertible Senior Notes would have affected the calculation of diluted earnings per share if the price of our common stock exceeded the conversion price of the Convertible Senior Notes. The initial conversion price of the Convertible Senior Notes was approximately $104 per share, subject to adjustment in specified circumstances as described in the indenture governing the Convertible Senior Notes, as amended (the “Indenture”). Upon conversion, a holder of the Convertible Senior Notes would have received an amount per $1,000 principal amount of Convertible Senior Notes in cash equal to the lesser of $1,000 or the conversion value of the Convertible Senior Notes, determined in the manner set forth in the Indenture. If the conversion value exceeded $1,000, we would have delivered $1,000 in cash and, at our option, cash or common stock or a combination of cash and common stock for the conversion price in excess of $1,000. The conversion option would not have resulted in an adjustment to net income in calculating diluted earnings per share. The dilutive effect of the conversion option was calculated using the treasury stock method. Therefore, conversion settlement shares would have been included in diluted shares outstanding in the three months ended September 30, 2012 if the price of our common stock exceeded the conversion price of the Convertible Senior Notes.

Note 8 – Goodwill

During the three months ended September 30, 2013 and 2012, we did not record any new additions to goodwill.

We did not recognize any goodwill impairment charges in our Condensed Consolidated Statements of Income in the three months ended September 30, 2013 and 2012.

Note 9 – Debt

Short Term Borrowings

At September 30, 2013 and June 30, 2013, we had $11.7 million and $4.9 million of short-term borrowings outstanding, respectively. At September 30, 2013, we maintained lines of credit of $43.1 million primarily in Hungary, China, the U.S., Brazil, and India. At June 30, 2013, we maintained lines of credit of $55.7 million primarily in Denmark, Hungary, the U.S., Austria, Brazil and India.

We classify our debt based on the contractual maturity dates of the underlying debt instruments. We defer costs associated with debt issuance over the applicable term of the debt. These costs are amortized to Interest expense, net in our Condensed Consolidated Statements of Income.

New Credit Agreement

On October 10, 2012, we and Harman Holding GmbH & Co. KG (“Harman KG”), entered into a Multi-Currency Credit Agreement (the “New Credit Agreement”) with a group of banks. At September 30, 2013 and June 30, 2013 there were no outstanding borrowings and approximately $6.8 million of outstanding letters of credit in each period, under the new revolving credit facility (“New Revolving Credit Facility”) and $277.5 million and $285.0 million of outstanding borrowings under the term facility (the “Term Facility”), respectively, of which $30.0 million is included in each period in our Condensed Consolidated Balance Sheet as Current portion of long-term debt and $247.5 million and $255.0 million, respectively, is classified as Long-term debt. At September 30, 2013 and June 30, 2013, unused available credit under the New Revolving Credit Facility was $743.2 million in each period. If we do not meet the forecast in our budgets, we could violate our debt covenants and, absent a waiver from our lenders or an amendment to the New Credit Agreement, we could be in default under the New Credit Agreement. As a result, our debt under the New Credit Agreement could become due, which would have a material adverse effect on our financial condition and results of operations. As of September 30, 2013, we were in compliance with all the financial covenants of the New Credit Agreement.

Long-Term Debt and Current Portion of Long-Term-Debt

At September 30, 2013 and June 30, 2013, long-term debt and current portion of long-term debt consisted of the following:

	Face Value at September 30, 2013	Book Value at September 30, 2013	Face Value at June 30, 2013	Book Value at June 30, 2013
Term facility	$277,500	$277,500	$285,000	$285,000
Other obligations	40	40	43	43

Total debt	277,540	277,540	285,043	285,043
Less: current portion of long-term debt	(30,000)	(30,000)	(30,000)	(30,000)

Total long-term debt	$247,540	$247,540	$255,043	$255,043

At September 30, 2013, long-term debt maturing in each of the next five fiscal years and thereafter is as follows:

2014	$22,540
2015	35,625
2016	43,125
2017	135,000
2018	41,250
Thereafter	0

Total	$277,540

Interest expense is reported net of interest income in our Condensed Consolidated Statements of Income. Interest expense, net was $2.0 million and $6.0 million for the three months ended September 30, 2013 and 2012, respectively. Gross interest expense was $2.4 million and $6.8 million for the three months ended September 30, 2013 and 2012, respectively. The non-cash portion of gross interest expense was $0.5 million and $4.9 million for the three months ended September 30, 2013 and 2012, respectively, associated with the amortization of debt issuance costs on the New Credit Agreement in the three months ended September 30, 2013 and the amortization of the debt discount on the Convertible Senior Notes and the amortization of debt issuance costs on the Convertible Senior Notes and the Multi-Currency Credit Agreement entered into on December 1, 2010 in the three months ended September 30, 2012. The cash portion of gross interest expense was $1.9 million in each of the three month periods ended September 30, 2013 and 2012. Interest income was $0.4 million and $0.8 million for the three months ended September 30, 2013 and 2012, respectively.

Note 10 – Income Taxes

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income. Income tax expense for the three months ended September 30, 2013 and 2012 was $18.7 million and $17.2 million, respectively. The effective tax rate for the three months ended September 30, 2013 and 2012 was 28.6 percent and 24.0 percent, respectively. The change in the effective tax rate for the three months ended September 30, 2013 compared to the same period in the prior year was primarily due to higher income in the United States that is subject to a tax rate higher than those in our key foreign jurisdictions.

As of September 30, 2013 unrecognized tax benefits and the related interest were $35.8 million and $2.2 million, respectively, all of which would affect the tax rate if recognized. During the three months ended September 30, 2013, we recorded tax reserves on uncertain tax positions and the related interest in the amount of $0.7 million and $0.1 million, respectively.

Note 11 – Shareholders’ Equity

Preferred Stock

As of September 30, 2013 and June 30, 2013, we had no shares of preferred stock outstanding. We are authorized to issue 5 million shares of preferred stock, $0.01 par value.

Common Stock

We have 200 million authorized shares of common stock, $0.01 par value. At September 30, 2013 and June 30, 2013, we had 97,770,347 and 97,044,572 shares issued; 29,392,092 and 28,992,092 shares in treasury stock and 68,378,255 and 68,052,480 shares outstanding (net of treasury stock), respectively.

Share Buy-Back Program

On October 26, 2011, our Board of Directors authorized the repurchase of up to $200 million of our common stock (the “Buyback Program”). The Buyback Program allows us to purchase shares of our common stock in accordance with applicable securities laws on the open market, or through privately negotiated transactions. We entered into an agreement with an external broker that provided the structure under which the program was facilitated, which expired on October 25, 2012. The Buyback Program was set to expire on October 26, 2012 but on October 23, 2012 our Board of Directors approved an extension of the Buyback Program through October 25, 2013. On June 19, 2013 we entered into a new agreement with an external broker which expires on October 25, 2013 (the “10b5-1 Plan”). On June 26, 2013, our Board of Directors authorized the repurchase of up to an additional $200 million of our common stock (the “New Buyback Program”) which expires on June 26, 2014. On August 26, 2013 we amended the 10b5-1 Plan to incorporate both board authorizations up until each of their respective expiration dates (the “Amended 10b5-1 Plan”). The Amended 10b5-1 Plan expires on June 25, 2014. During the three months ended September 30, 2013, 400,000 shares were repurchased at a cost of $26.4 million, for a total buyback of 3,792,275 shares at a cost of $155.7 million under the Buyback Program and the New Buyback Program.

The Buyback Program and the New Buyback Program may be suspended or discontinued at any time. We will determine the timing and the amount of any repurchases based on an evaluation of market conditions, share price and other factors.

Changes in Equity:

The following is a summary of the changes in Accumulated Other Comprehensive Income (“AOCI”) and changes in equity for the three months ended September 30, 2013 and 2012:

	Preferred Stock	Common Stock	Additional Paid-in Capital	AOCI	Retained Earnings	Treasury Stock	Total Equity
Balance at June 30, 2013	$0	$970	$971,748	$21,800	$1,827,267	$(1,176,914)	$1,644,871
Net income	0	0	0	0	46,452	0	46,452
Other comprehensive income, net of tax	0	0	0	18,694	0	0	18,694
Treasury stock repurchases	0	0	0	0	0	(26,371)	(26,371)
Exercise of stock options, net of shares received	0	8	5,397	0	0	0	5,405
Share-based compensation, net of tax	0	0	7,245	0	0	0	7,245
Dividends ($1.20 per share)	0	0	0	0	(20,732)	0	(20,732)

Balance at September 30, 2013	$0	$978	$984,390	$40,494	$1,852,987	$(1,203,285)	$1,675,564

	Preferred Stock	Common Stock	Additional Paid-in Capital	AOCI	Retained Earnings	Treasury Stock	Total Equity
Balance at June 30, 2012	$0	$961	$943,971	$29,709	$1,726,486	$(1,171,516)	$1,529,611
Net income	0	0	0	0	54,555	0	54,555
Other comprehensive loss, net of tax	0	0	0	(3,449)	0	0	(3,449)
Treasury stock repurchases	0	0	0	0	0	(4,809)	(4,809)
Exercise of stock options, net of shares received	0	7	6,454	0	0	0	6,461
Share-based compensation, net of tax	0	0	2,524	0	0	0	2,524
Dividends ($0.60 per share)	0	0	0	0	(10,443)	0	(10,443)

Balance at September 30, 2012	$0	$968	$952,949	$26,260	$1,770,598	$(1,176,325)	$1,574,450

Note 12 – Share-Based Compensation

On December 7, 2011 (the “Effective Date”), our shareholders approved the 2012 Stock Option and Incentive Plan (the “2012 Plan”), which is effective through December 7, 2021. As of the Effective Date, no further grants may be granted under our former plan, the Amended and Restated 2002 Stock Option and Incentive Plan, as amended (the “2002 Plan” and together with the 2012 Plan, the “Plans”). There are 4,400,000 shares available for grant under the 2012 Plan. The 2012 Plan provides for two types of awards: (1) a full value grant, as defined in the 2012 Plan, under which one award shall reduce the shares available for grant under the 2012 Plan by 1.71 shares, and (2) an option or stock appreciation right grant, under which one award shall reduce the shares available for grant under the 2012 Plan by one share. During the three months ended September 30, 2013, 438,030 options to purchase shares of our common stock, 434,073 stock-settled restricted stock units, 613 cash-settled restricted stock units and 5,515 cash-settled stock appreciation rights were granted under the 2012 Plan. As of September 30, 2013, there were 1,630,179 shares available for grant under the 2012 Plan.

Share-based compensation expense, net was $6.6 million and $4.9 million for the three months ended September 30, 2013 and 2012, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for share-based compensation arrangements was $1.5 million and $1.3 million for the three months ended September 30, 2013 and 2012, respectively.

Fair Value Determination

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions noted in the following table.

	Three Months Ended September 30,
	2013	2012
Expected volatility	39.9% - 55.4%	43.9% - 59.3%
Weighted-average volatility	46.1%	50.2%
Expected annual dividend	$1.20	$0.60
Expected term (in years)	2.61 – 4.66	2.32 – 4.32
Risk-free rate	0.6% - 1.8%	0.3% - 0.5%

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

Stock Option Activity

A summary of option activity under our Plans as of September 30, 2013 and changes during the three months ended September 30, 2013 is presented below:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2013	2,124,032	57.67	6.29	$21,077
Granted	438,030	66.08
Exercised	(426,596)	40.59
Forfeited or expired	(31,647)	57.11

Outstanding at September 30, 2013	2,103,819	62.89	6.84	$27,530

Exercisable at September 30, 2013	1,090,535	72.13	4.68	$14,055

The weighted-average grant-date fair value of options granted for the three months ended September 30, 2013 and 2012 was $20.74 and $16.89, respectively. The total intrinsic value of options exercised for the three months ended September 30, 2013 and 2012 was $11.0 million and $5.5 million, respectively.

Modification of Certain Stock Option Awards

Prior to fiscal year 2011, certain of the award agreements under the 2002 Plan stated that vested options not exercised were forfeited upon termination of employment for any reason other than death or disability. However, such award agreements provided that the Compensation and Option Committee of our Board of Directors (the “Compensation and Option Committee”) could extend the time period to exercise vested options 90 days beyond the employment termination date for certain employees. During the three months ended September 30, 2013 and 2012, the Compensation and Option Committee used this authority. This action represented a modification of the terms or conditions of an equity award and therefore was accounted for as an exchange of the original award for a new award. Incremental share-based compensation cost for the excess of the fair value of the new award over the fair value of the original award was immaterial.

Restricted Stock Units

In the three months ended September 30, 2013, we granted 130,616 restricted stock units with earnings per share (“EPS”) performance conditions, and 130,641 restricted stock units with market conditions under the 2012 Plan. Additionally, both the restricted stock units with EPS performance conditions and the restricted stock units with market conditions, secondarily vest based on the achievement of a return on invested capital (“ROIC”) performance condition, specifically, the achievement of a certain average ROIC level over fiscal years 2014 through 2016. The restricted stock units with EPS performance conditions cliff vest three years from the date of grant based on the achievement of certain cumulative EPS levels from fiscal years 2014 through 2016. The restricted stock units with market conditions cliff vest three years from the date of grant based on a comparison of our total shareholder return (“TSR”) to the TSR of a selected peer group of publicly listed multinational companies. The grant date fair value of the restricted stock units with market conditions of $6.0 million was calculated using a Monte Carlo simulation model. Compensation expense is recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the applicable targets will be met for the performance conditions, which is reassessed each reporting period.

In the three months ended September 30, 2012, we granted 97,733 restricted stock units with EPS performance conditions, 97,733 restricted stock units with ROIC performance conditions and 97,733 restricted stock units with market conditions, under the 2012 Plan. The restricted stock units with EPS performance conditions cliff vest three years from the date of grant based on the achievement of certain cumulative EPS levels from fiscal years 2013 through 2015. The restricted stock units with ROIC conditions cliff vest three years from the date of grant based on the achievement of a certain average ROIC level over fiscal years 2013 through 2015. The restricted stock units with market conditions cliff vest three years from the date of grant based on a comparison of our TSR to the TSR of a selected peer group of publicly listed multinational companies. The grant date fair value of the restricted stock units with market conditions of $3.7 million was calculated using a Monte Carlo simulation model. Compensation expense, for both the restricted stock units with performance conditions and the restricted stock units with market conditions, is recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the applicable targets will be met for awards with performance conditions, which is reassessed each reporting period.

In the three months ended September 30, 2013 and 2012, we also granted 172,816 and 232,749 time vested restricted stock units, without performance or market conditions, respectively, under the 2012 Plan that vest three years from the date of grant.

In the three months ended September 30, 2013 and 2012, we granted 613 and 869 cash-settled restricted stock units, respectively, under the 2012 Plan. These restricted stock units are accounted for as liability awards and are recorded at the fair value at the end of the reporting period in accordance with their vesting schedules. During the three months ended September 30, 2013, and 2012, none of these restricted stock units were settled. At September 30, 2013, 2,632 cash-settled restricted stock units were outstanding.

In January and September 2008, we granted 34,608 and 28,344 cash-settled restricted stock units, respectively, outside the 2002 Plan. These restricted stock units were accounted for as liability awards and were recorded at the fair value at the end of the reporting period in accordance with their vesting schedules. At September 30, 2013, no cash-settled restricted stock units, granted outside the 2002 Plan, were outstanding. During the three months ended September 30, 2013, no cash-settled restricted stock units granted outside the 2002 Plan, were settled. During the three months ended September 30, 2012, 1,608 of these restricted stock units were settled, at a cost of $0.1 million.

A summary of equity classified restricted stock unit activity as of September 30, 2013 and changes during the three months ended September 30, 2013 is presented below:

Restricted Stock Units
Nonvested at June 30, 2013	1,750,315
Granted	434,073
Vested	(484,123)
Forfeited	(117,850)

Nonvested at September 30, 2013	1,582,415

At September 30, 2013, the aggregate intrinsic value of equity-classified restricted stock units was $104.8 million and there was $41.6 million of total unrecognized compensation cost related to equity classified restricted stock unit compensation arrangements. The weighted average recognition period was 1.9 years.

Stock Appreciation Rights

A summary of cash-settled stock appreciation rights as of September 30, 2013 and changes during the three months ended September 30, 2013 is presented below:

Stock Appreciation Rights
Non-vested at June 30, 2013	12,666
Granted	5,515
Vested	(5,081)
Forfeited	(478)

Non-vested at September 30, 2013	12,622

Exercisable	1,001

These stock appreciation rights are accounted for as liability awards and are recorded at the fair value at the end of the reporting period in accordance with their vesting schedules. The fair value is calculated using the Black-Scholes option valuation model using assumptions consistent with our stock options.

Note 13 – Derivatives

We are exposed to market risk from changes in foreign currency exchange rates and interest rates, which could affect our operating results, financial condition and cash flows. We manage our exposure to these risks through our regular operating and financial activities and, when appropriate, through the use of derivative financial instruments. These derivative instruments are utilized to hedge economic exposures, as well as to reduce earnings and cash flow volatility resulting from shifts in market rates. We enter into limited types of derivative contracts, including foreign currency spot and forward as well as interest rate swap contracts, to manage foreign currency and interest rate exposures. Our primary foreign currency exposure is the Euro. The fair market values of all our derivative contracts change with fluctuations in interest rates and currency rates and are designed so that any changes in their values are offset by changes in the values of the underlying exposures. Derivative financial instruments are held solely as risk management tools and not for trading or speculative purposes.

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

Foreign Exchange Risk Management

We use foreign exchange contracts to hedge the price risk associated with foreign denominated forecasted purchases of materials used in our manufacturing process and to manage currency risk associated with operating costs in certain operating units, including foreign currency denominated intercompany loans and other foreign currency denominated assets. Our policy allows and our contracts generally mature within two to five years. The majority of these contracts are designated as cash flow hedges.

At September 30, 2013 and June 30, 2013, we had outstanding foreign exchange contracts, primarily forward contracts, which are summarized below:

	September 30, 2013		June 30, 2013
	Gross Notional Value	Fair Value Asset/ (Liability)(1)	Gross Notional Value	Fair Value Asset/ (Liability)(1)
Currency Hedged (Buy/Sell):
U.S. Dollar/Euro	$1,242,174	$(11,298)	$540,264	$13,900
Euro/U.S. Dollar	231,772	4,111	191,978	(304)
Swiss Franc/U.S. Dollar	42,005	1,153	40,214	(596)
Japanese Yen/Euro	11,600	(396)	16,341	(55)
British Pound/Swiss Franc	10,197	275	12,778	91
U.S. Dollar/Brazilian Real	9,154	(28)	0	0
British Pound/U.S. Dollar	7,284	313	9,128	(164)
Euro/Brazilian Real	7,127	53	0	0
Euro/Russian Roubles	1,729	(19)	0	0

Total	$1,563,042	$(5,836)	$810,703	$12,872

(1)	Represents the net receivable/(payable) included in our Condensed Consolidated Balance Sheets.

Cash Flow Hedges

We designate a portion of our foreign exchange contracts as cash flow hedges of foreign currency denominated purchases. As of September 30, 2013 and June 30, 2013, we had $1,133.1 million and $479.8 million of forward contracts maturing through June 2016 and June 2014, respectively. These contracts are recorded at fair value in the accompanying Condensed Consolidated Balance Sheets. During the three months ended September 30, 2013, we changed our election to now include forward points in our effectiveness assessment. Prior to this change, the changes in fair value for these contracts were calculated on a spot to spot rate basis. Effective September 30, 2013, the changes in fair value for these contracts are calculated on a forward to forward rate basis. These changes in fair value are reported in AOCI and are reclassified to either Cost of sales or Selling, general and administrative expenses (“SG&A”), depending on the nature of the underlying asset or liability that is being hedged, in our Condensed Consolidated Statements of Income, in the period or periods during which the underlying transaction occurs.

Changes in the fair value of the derivatives are highly effective in offsetting changes in the cash flows of the hedged items because the amounts and the maturities of the derivatives approximate those of the forecasted exposures. Any ineffective portion of the derivative is recognized in the current period in our Condensed Consolidated Statements of Income, in the same line item in which the foreign currency gain or loss on the underlying hedged transaction was recorded. We recognized $0.2 million and $0 of ineffectiveness in our Condensed Consolidated Statements of Income in the three months ended September 30, 2013 and 2012, respectively. Prior to September 30, 2013, all components of each derivative’s gain or loss, with the exception of forward points (see below), were included in the assessment of hedge ineffectiveness. Effective September 30, 2013, we changed our election and now include forward points in our effectiveness assessment. At September 30, 2013 and June 30, 2013, the fair values of these contracts were a net liability of $9.0 million and a net asset of $11.6 million, respectively. The amount associated with these hedges that is expected to be reclassified from AOCI to earnings within the next 12 months is a loss of $9.9 million.

Prior to September 30, 2013 we elected to exclude forward points from the effectiveness assessment. At the end of the reporting period, we calculated the excluded amount, which is the fair value relating to the change in forward points that is recorded in current earnings as Foreign exchange losses, net in our Condensed Consolidated Statements of Income. For the three months ended September 30, 2013 and 2012, we recognized $0.5 million and $0.6 million of net gains related to the change in forward points, respectively.

Economic Hedges

When hedge accounting is not applied to derivative contracts, or after former cash flow hedges have been de-designated as balance sheet hedges, we recognize the gain or loss on the associated contracts directly in current period earnings in our Condensed Consolidated Statements of Income as either Foreign exchange losses, net or Cost of sales according to the underlying exposure. As of September 30, 2013 and June 30, 2013, we had $429.9 million and $330.9 million, respectively, of forward contracts maturing through March 2014 and October 2013, respectively, in various currencies to hedge foreign currency denominated intercompany loans and other foreign currency denominated assets. At September 30, 2013 and June 30, 2013, the fair values of these contracts were net assets of $3.2 million and $1.2 million, respectively. Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans and other foreign denominated assets in Foreign exchange losses, net in our Condensed Consolidated Statement of Income.

Interest Rate Risk Management

We had one interest rate swap contract which matured on September 30, 2013 with a notional amount of $19.7 million at June 30, 2013, in order to manage our interest rate exposure and effectively convert interest on an operating lease from a variable rate to a fixed rate. The objective of the swap was to offset changes in rent expenses caused by interest rate fluctuations. The interest rate swap contract was designated as a cash flow hedge. At the end of each reporting period, the discounted fair value of the swap contract was calculated and recorded in AOCI and reclassified to rent expense, within SG&A in our Condensed Consolidated Statements of Income, in the then current period. If the hedge was determined to be ineffective, the ineffective portion would have been reclassified from AOCI and recorded as rent expense, within SG&A. We recognized less than $0.1 million and $0.2 million of ineffectiveness in each of the three months ended September 30, 2013 and 2012, respectively, in our Condensed Consolidated Statements of Income. All components of the derivative were included in the assessment of the hedges’ effectiveness.

Fair Value of Derivatives

The following tables provide a summary of the fair value amounts of our derivative instruments as of September 30, 2013 and June 30, 2013:

		Fair Value
	Balance Sheet Location	September 30, 2013	June 30, 2013
Derivatives Designated as Cash Flow Hedges, Gross:
Other assets:
Foreign exchange contracts	Other current assets	$912	$11,812
Other liabilities:
Foreign exchange contracts	Accrued liabilities	9,929	169
Interest rate swap	Accrued liabilities	0	320

Total liabilities		9,929	489

Net (liability)/asset for derivatives designated as hedging instruments		(9,017)	11,323

Derivatives Designated as Economic Hedges, Gross:
Other assets:
Foreign exchange contracts	Other current assets	5,580	3,069
Other liabilities:
Foreign exchange contracts	Accrued liabilities	2,399	1,840

Net asset for economic hedges:		3,181	1,229

Total net derivative (liability)/asset		$(5,836)	$12,552

Derivative Activity

The following tables show derivative activity for derivatives designated as cash flow hedges for the three months ended September 30, 2013 and 2012:

Derivative	Location of Derivative Gain/(Loss) Recognized in Income	Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion)		Gain/(Loss) from Amounts Excluded from Effectiveness Testing
		Three Months Ended September 30,
		2013	2012	2013	2012	2013	2012
Foreign exchange contracts	Cost of sales	$937	$17,834	$(224)	$0	$0	$0
Foreign exchange contracts	SG&A	0	(63)	0	0	0	0
Foreign exchange contracts	Foreign exchange losses, net	0	0	0	0	520	554
Interest rate swap	SG&A	(192)	(173)	(1)	(2)	0	0

Total cash flow hedges		$745	$17,598	$(225)	$(2)	$520	$554

Derivative	Gain/(Loss) Recognized in AOCI (Effective Portion)
	Three Months Ended September 30,
	2013	2012
Foreign exchange contracts	$(19,813)	$(1,664)
Interest rate swap	35	(62)

Total cash flow hedges	$(19,778)	$(1,726)

The following table summarizes gains and losses from our derivative instruments that are not designated as hedging instruments for the three months ended September 30, 2013 and 2012:

		Three Months Ended September 30,
Derivative	Location of Derivative Gain/(Loss)	2013	2012
Foreign exchange contracts—forwards	Cost of sales	$(3,509)	$(1,858)
Foreign exchange contracts—forwards	Foreign exchange gains, net	9,234	389

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

The following table provides the fair value hierarchy for assets and liabilities measured on a recurring basis. There were no gains or losses recorded during the three months ended September 30, 2013 and 2012.

	Fair Value at September 30, 2013			Fair Value at June 30, 2013
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets/(Liabilities)
Short-term investments	$0	$0	$0	$10,008	$0	$0
Available-for-sale securities	2,164	0	0	2,149	0	0
Foreign exchange contracts	0	(5,836)	0	0	12,872	0
Interest rate swap	0	0	0	0	(320)	0
Pension assets	7,143	0	0	6,801	0	0
Contingent consideration	0	0	(278)	0	0	(228)

Net asset/(liability)	$9,307	$(5,836)	$(278)	$18,958	$12,552	$(228)

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

Interest Rate Swap: We use an interest rate swap to hedge market risk relating to possible adverse changes in interest rates. We have elected to use the income approach to value our interest rate swap contract, which uses observable Level 2 inputs at the measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted). Level 2 inputs for the swap contract valuation are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR, for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates) at commonly quoted intervals, and credit risk. These key inputs, including the LIBOR cash rates for very short-term, futures rates for up to two years, and LIBOR swap rates beyond the derivative maturity are used to construct the swap yield curve and discount the future cash flows to present value at the measurement date. If the interest rate swap contract is a derivative asset, a credit default swap basis available at commonly quoted intervals can be collected from Bloomberg and applied to all cash flows. If the interest rate swap contract is a derivative liability, we are required to reflect potential credit risk to lenders using a borrowing rate specific to our Company. Refer to Note 13 – Derivatives, for more information regarding our derivative financial instruments.

Pension Assets: Our pension assets have been valued using Level 1 inputs as quoted prices in an active market exist for these assets. Refer to Note 17 – Retirement Benefits for more information.

Contingent Consideration: Our contingent consideration is related to an earnout related to the acquisition of substantially all of the assets of Interchain Solution Private Limited. We calculated the contingent consideration based on the probability of actual revenue performance. Given the use of significant inputs that are not observable in the market, the contingent liability is classified within Level 3 of the fair value hierarchy.

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

The following table provides the carrying value for assets and liabilities measured on a non-recurring basis, all of which are measured under Level 3 of the fair value hierarchy, and the losses recorded during the periods presented. There were no gains or losses recognized in the three months ended September 30, 2013 and 2012.

Description of Assets	September 30, 2013	June 30, 2013
Equity method investments	$1,627	$1,660
Goodwill	236,960	234,342
Long-lived assets	491,920	485,296

Total	$730,507	$721,298

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

Goodwill: Goodwill is evaluated for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. This asset is included in Level 3. Refer to Note 8 – Goodwill in our 2013 Annual Report for more information.

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

Note 15 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of the following:

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
	Pre-Tax	Net of Tax	Pre-Tax	Net of Tax
Foreign currency translation gains (losses)	$34,085	$34,085	$9,206	$9,206

Unrealized gains (losses) on hedging derivatives:
Losses reclassified from AOCI into income (effective portion) (1)	(937)	(699)	(17,834)	(12,973)
Gains reclassified from AOCI into income (effective portion) (2)	192	143	236	172
Gains reclassified from AOCI into income (ineffective portion) (1)	224	167	0	0
Gains reclassified from AOCI into income (ineffective portion) (2)	1	1	2	1
Losses recognized in AOCI (effective portion)	(19,778)	(14,757)	(1,726)	(1,256)
Other (losses) gains	(258)	(191)	11	9

Unrealized losses on hedging derivatives	(20,556)	(15,336)	(19,311)	(14,047)
Pension liability adjustment:
Amortization of prior service cost (3)	250	160	293	185
Amortization of net loss (3)	754	499	967	622
Expected return on plan assets (3)	(62)	(48)	(72)	(55)
Tax rate change (4)	0	0	0	719
Other gains (losses)(5)	(923)	(673)	(278)	(188)

Pension liability adjustment	19	(62)	910	1,283
Unrealized gains on available-for-sale securities	10	7	109	109

Other comprehensive income (loss)	$13,558	$18,694	$(9,086)	$(3,449)

(1)	Reclassified to Cost of sales in our Condensed Consolidated Statements of Income. Refer to Note 13 - Derivatives for more information.
(2)	Reclassified to SG&A in our Condensed Consolidated Statements of Income. Refer to Note 13 - Derivatives for more information.
(3)	Reclassified to SG&A in our Condensed Consolidated Statements of Income. Refer to Note 17 - Retirement Benefits for more information.
(4)	Impact on deferred taxes due to tax rate changes in certain jurisdictions.
(5)	Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits included in AOCI.

AOCI: At September 30, 2013 and June 30, 2013 AOCI consisted of the following:

Income/(Loss):	September 30, 2013	June 30, 2013
Cumulative translation adjustment	$85,358	$51,273
Pension liability adjustment	(36,781)	(36,719)
Unrealized (losses) gains on hedging derivatives	(8,307)	7,029
Unrealized gains on available-for-sale securities	224	217

Total AOCI	$40,494	$21,800

We had approximately $2.2 million and $2.1 million of investments at September 30, 2013 and June 30, 2013, respectively, included in Other current assets in our Condensed Consolidated Balance Sheets that have been classified as available-for-sale securities. These securities are recorded at fair value with realized gains and losses recorded in income and unrealized gains and losses recorded in AOCI, net of taxes.

Note 16 – Restructuring Program

Our restructuring program that is designed to improve our global footprint, cost structure, technology portfolio, human resources and internal processes continues.

For the three months ended September 30, 2013 and 2012, we continued to refine and expand on activities launched in prior years. In the three months ended September 30, 2013, we launched an additional program to drive functional efficiencies and improve our cost structure and global footprint. No significant new programs were launched during the three months ended September 30, 2012.

A summary and components of our restructuring initiatives are presented below and include accruals for new programs as well as revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Severance Related Costs	Third Party Contractor Termination Costs	Facility Closure and Other Related Costs	Asset Impairments(1)	Total
Liability, June 30, 2013	$23,563	$1,014	$33,848	$0	$58,425
Expense (2)	20,694	12	1,309	2,020	24,035
Accumulated depreciation offset	0	0	0	(2,020)	(2,020)
Payments	(9,990)	(61)	(1,858)	0	(11,909)
Foreign currency translation	824	28	1,035	0	1,887

Liability, September 30, 2013	$35,091	$993	$34,334	$0	$70,418

Liability, June 30, 2012	$19,938	$17	$10,839	$0	$30,794
Expense (2)	(30)	0	244	40	254
Accumulated depreciation offset	0	0	0	(40)	(40)
Payments	(2,671)	0	(1,137)	0	(3,808)
Foreign currency translation	304	0	0	0	304

Liability, September 30, 2012	$17,541	$17	$9,946	$0	$27,504

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

Restructuring liabilities are recorded in Accrued liabilities and Other non-current liabilities in our Condensed Consolidated Balance Sheets.

Restructuring expenses by reporting business segment are presented below:

	Three Months Ended September 30,
	2013	2012
Infotainment	$20,731	$270
Lifestyle	883	(107)
Professional	401	51
Other	0	0

Total	22,015	214
Asset impairments	2,020	40

Total	$24,035	$254

Note 17 – Retirement Benefits

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

The following table presents the components of net periodic benefit cost for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013	2012
Service cost	$610	$530
Interest cost	1,776	1,749
Expected return on plan assets	(62)	(72)
Amortization of prior service cost	247	293
Amortization of net loss	754	967

Net periodic benefit cost	$3,325	$3,467

During the three months ended September 30, 2013 and 2012, we made contributions of $2.2 million and $2.4 million, respectively, to the defined benefit pension plans which were paid to participants. We expect to make approximately $7.0 million in contributions for the remainder of the fiscal year ending June 30, 2014.

Note 18 – Business Segment Data

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

Lifestyle

Our Lifestyle segment designs, manufactures and markets automotive audio systems for vehicle applications to be installed primarily as original equipment by automotive manufacturers and a wide range of mid-end to high-end audio and consumer electronics for home, multimedia and mobile applications. Our Lifestyle audio products feature some of the world’s most recognized audio brands, including JBL®, AKG®, Harman/Kardon®, Infinity®, Mark Levinson®, Revel®, Logic 7®, Lexicon® and Selenium®.

Professional

Our Professional segment designs, manufactures and markets an extensive range of loudspeakers, power amplifiers, digital signal processors, microphones, headphones, lighting and mixing consoles used by audio professionals in concert halls, stadiums, airports, houses of worship and other public spaces. We also provide high quality products to the sound reinforcement, music instrument support and broadcast and recording segments of the professional audio market. We offer complete systems solutions for professional installations and users around the world. Our Professional products are marketed globally under brand names including JBL Professional, AKG, Crown®, Soundcraft®, Lexicon, DigiTech®, dbx®, BSS®, Selenium, Martin® and Studer®.

Other

Our Other segment includes compensation, benefits and occupancy costs for corporate employees, net of reporting segment allocations, expenses associated with new technology innovation and our corporate brand identity campaign.

The following table reports Net sales and Operating income (loss) by each reporting segment for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013	2012
Net sales:
Infotainment	$639,753	$560,524
Lifestyle	334,488	291,698
Professional	197,431	143,679
Other	133	2,292

Total	$1,171,805	$998,193

Operating income (loss):
Infotainment	$32,427	$44,674
Lifestyle	41,240	37,259
Professional	26,480	19,771
Other	(30,765)	(22,613)

Total	$69,382	$79,091

Note 19 – Significant Customers

Presented below are the percentages of net sales to, and net accounts receivables due from, customers who represent ten percent or more of our net sales or net accounts receivable, as follows:

	Net Sales		Accounts Receivable, Net
	Three Months Ended September 30,		September 30,	June 30,
	2013	2012	2013	2013
BMW	18%	22%	13%	12%
Audi/Volkswagen	12%	13%	9%	9%
Toyota	10%	10%	6%	6%
Chrysler	14%	8%	16%	12%
Other customers	46%	47%	56%	61%

Total	100%	100%	100%	100%

We anticipate that BMW, Audi/Volkswagen, Toyota and Chrysler will continue to account for a significant portion of our net sales and net accounts receivable for the foreseeable future. Our customers are not obligated to any long-term purchase of our products.

Note 20 – Commitments and Contingencies

At September 30, 2013, we were subject to legal claims and litigation arising in the ordinary course of business, including the matters described below. The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

The complaint alleged that the defendants omitted to disclose material adverse facts about Harman’s financial condition and business prospects. The complaint contended that had these facts not been concealed at the time the merger agreement with Kohlberg, Kravis, Roberts & Co. and Goldman Sachs Capital Partners was entered into, there would not have been a merger agreement, or it would have been at a much lower price, and the price of our common stock therefore would not have been artificially inflated during the Class Period. The Kim Plaintiff alleged that, following the reports that the proposed merger was not going to be completed, the price of our common stock declined, causing the plaintiff class significant losses.

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

On September 5, 2012, the Court heard oral argument on defendants’ motion to dismiss. At the request of the Court, on September 24, 2012, each side submitted supplemental briefing on defendants’ motion to dismiss. The motion is now fully briefed. As of September 30, 2013, the case remained pending before the Court.

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

Infotainment Supply Arrangements

We have arrangements with our infotainment customers to provide products that meet predetermined technical specifications and delivery dates. In the event that we do not satisfy the performance obligations under these arrangements, we may be required to indemnify the customer. We accrue for any loss that we expect to incur under these arrangements when that loss is probable and can be reasonably estimated. We recognized a gain of $6.1 million in the three months ended September 30, 2013 relating to losses that we no longer expect to occur. We did not incur any losses under these arrangements in the three months ended September 30, 2012. An inability to meet performance obligations on infotainment platforms to be delivered in future periods could adversely affect our results of operations, cash flows and financial condition.

Customs NAFTA Preferential Tariff Treatment

We are in the process of submitting a prior disclosure (“Prior Disclosure”) related to our compliance with U.S. Customs regulations for our fiscal years 2008 through 2012. This Prior Disclosure addresses several areas of review including our compliance with a) the North American Free Trade Agreement (“NAFTA”), b) classification, c) quantity and d) valuation, as defined by U.S. Customs. During the three months ended September 30, 2013, we continued our analysis and have estimated that our potential liability including interest related to this Prior Disclosure is approximately $27 million and this amount has been accrued for in our Condensed Consolidated Balance Sheets as of September 30, 2013 and June 30, 2013.

We regularly import goods that qualify for preferential duty claims pursuant to NAFTA. NAFTA requires that an importer have a valid NAFTA Certificate of Origin in its possession at the time it makes a preferential duty claim. Our review of our compliance with the NAFTA area of review has preliminarily determined that a number of preferential duty claims were made without first obtaining the required NAFTA certificate. U.S. Customs regulations, however, permit discretion to waive this requirement if the imported goods qualify for NAFTA preferential tariff treatment. We were advised in the fourth quarter of fiscal year 2013 that U.S. Customs has changed its internal practice and now intends to restrict the exercise of this discretion in this area. We believe that we will ultimately be able to demonstrate that a substantial amount of the goods imported qualified for NAFTA preferential tariff treatment. We intend to vigorously pursue a waiver of the NAFTA certificate requirement to minimize the duty and interest paid related to these claims, however, there is no assurance that we will prevail in obtaining this waiver. Our current estimate, including interest, of goods imported that do not qualify for NAFTA preferential tariff treatment is approximately $6.1 million, which is a component of the $27 million accrual referred to above. In October 2013, we submitted our Prior Disclosure supplement relating to our review of our compliance with NAFTA and as a result we expect to remit payment of approximately $5.7 million by November 2013. We expect to be complete with the other areas of review by January 2014.

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

In the first quarter of fiscal year 2013, we entered into a contract with Neusoft to develop certain software to be integrated into certain infotainment platforms for a customer. In the third quarter of fiscal year 2013, we entered into a separate contract with Neusoft to develop digital map databases. As of September 30, 2013 and June 30, 2013, we have paid Neusoft approximately $9.2 million (€6.8 million) and $7.7 million (€5.8 million), respectively, which we have classified as a Current asset in our Condensed Consolidated Balance Sheets. Upon acceptance of the purchased software, the asset will be reclassified as capitalized software and will be amortized over the future revenue stream of the products to which it relates. During the three months ended September 30, 2013 and 2012, respectively, we incurred total expenses of $7.7 million and $6.9 million, respectively, for engineering and software development services with Neusoft Technology and Neusoft.

Note 22 – Transfer of Ownership of Manufacturing Facility

On April 10, 2013 (the “Schaidt Agreement Date”), HBAS, an indirect wholly-owned subsidiary of Harman, entered into an agreement to transfer the ownership of an automotive manufacturing plant in Germany to a third party, Schaidt KG (“Schaidt KG”). Schaidt KG will manufacture and supply products for HBAS based on HBAS’s orders. As consideration for the assumption by Schaidt KG of certain of HBAS’s obligations, HBAS has agreed to pay Schaidt KG €41.1 million, or approximately $53.5 million, plus a bonus of €4.0 million or $5.2 million, if Schaidt KG meets certain supply obligations, as defined in the agreement. We have determined that the transfer of the manufacturing plant assets cannot be accounted for as a sale since Schaidt KG does not have adequate initial or ongoing investment in the manufacturing plant, and because we will maintain a level of continuing involvement such that the risks of ownership have not transferred. During the three months ended September 30, 2013, no further payments were made nor expense recognized related to the payment obligations that have been made or which are deemed probable of being made to Schaidt KG to indemnify them for their assumption of certain of our obligations. Approximately €19.9 million or $26.4 million of accrued indemnification payments are expected to be paid over the next two years and are accrued as accrued liabilities or other non-current liabilities in our Condensed Consolidated Balance Sheet at September 30, 2013, based on the expected timing. We have revised our estimated useful life of the transferred manufacturing assets to accelerate the depreciation over the expected term of the manufacturing arrangement. Approximately $1.4 million of accelerated depreciation was recorded during the three months ended September 30, 2013. As a result, the manufacturing plant assets will be included in our consolidated financial statements from the Schaidt Agreement Date forward indefinitely, unless future circumstances warrant a change.

Note 23 – Subsequent Events

Dividend Declaration

On October 31, 2013 we declared a cash dividend of $0.30 per share for the quarter ended September 30, 2013. The quarterly dividend will be paid on November 25, 2013 to each stockholder of record as of the close of business on November 11, 2013.

Acquisition of Duran Audio BV

On October 17, 2013, (the “Duran Acquisition Date”), we acquired all of the outstanding shares of Duran Audio BV (“Duran”), a developer of professional audio products, for a total purchase price of €18.0 million or approximately $24.7 million, subject to both a net debt and working capital adjustment which are to be calculated within 30 business days of the Duran Acquisition Date. The acquisition is subject to a 12 percent indemnification holdback which is payable contingent on the outcome of certain events over the next 18 months. The acquisition is also subject to an earnout of €12.0 million or approximately $16.4 million. The assets and liabilities and results of operations of Duran will be included in our consolidated financial statements within our Professional segment from the Duran Acquisition Date forward. Pro forma financial information will not be provided as Duran is not material to our results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the fiscal year ended June 30, 2013 (our “2013 Annual Report”). This discussion contains forward-looking statements which are based on our current expectations and experience and our perception of historical trends, current market conditions, including customer acceptance of our new products, current economic data, expected future developments, foreign currency exchange rates, and other factors that we believe are appropriate under the circumstances. These statements involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements. Unless otherwise indicated, “Harman,” Company,” “we,” “our,” and “us” are used interchangeably to refer to Harman International Industries, Incorporated and its consolidated subsidiaries. All amounts are in thousands unless otherwise indicated.

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

Our management uses the amount of our future awarded business for short-and long-term budgeting and forecasting, development of earnings guidance and for planning future corporate investment and other activities, such as capital expenditures and restructuring. Our future awarded business is also an input used to approximate our enterprise value. We believe our investors utilize this information for a number of reasons, including evaluating our future financial performance over time, to model our financial results of operations, to understand the risks inherent in our current operating plan, and as an input to approximate our enterprise value. However, our estimates of future awarded automotive business are forward-looking statements and may not actually be achieved. See the risk factor “We may not realize sales represented by awarded business” in Item 1A “Risk Factors” of Part I of our 2013 Annual Report.

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

We believe significant opportunities exist to grow our business in all three of our business segments in emerging markets such as Brazil, Russia, India and China (“BRIC”). During the three months ended September 30, 2013, sales increased in these emerging markets to $140.9 million, an increase of $0.1 million, over the prior fiscal year. Excluding China, the BRIC countries sales increased $2.4 million to $41.6 million, an increase of 6.2 percent during the three months ended September 30, 2013, compared to the same period in the prior fiscal year. We expect our market share to continue to grow significantly in these countries.

We continue to roll out our global marketing campaign featuring some of the world’s most prominent artists and celebrities such as Jennifer Lopez, Sir Paul McCartney, Maroon 5, Linkin Park, Mariano Rivera and Tim McGraw, in order to increase brand awareness and support growth and market share gains across our entire business.

Critical Accounting Policies

Recently Adopted Accounting Standards

For the three months ended September 30, 2013, there were no significant changes to our critical accounting policies and estimates from those disclosed in the consolidated financial statements and the related notes included in our 2013 Annual Report, except for recently adopted accounting standards disclosed in Note 2 – New Accounting Standards in the Notes to the Condensed Consolidated Financial Statements for the three months ended September 30, 2013.

Recently Issued Accounting Standards

Refer to Note 2 – New Accounting Standards in the Notes to the Condensed Consolidated Financial Statements for a summary of recently issued accounting standards.

Results of Operations

Net Sales

Net sales for the three months ended September 30, 2013 were $1.172 billion compared to $0.998 billion in the same period in the prior year, an increase of 17.4 percent or an increase of 14.4 percent excluding foreign currency translation. Net sales increased in all of our segments. The increase was primarily due to new scalable infotainment business, the acquisition of Martin Professional A/S (“Martin”), higher production volumes, higher home and multimedia sales and favorable foreign currency translation of $26.3 million.

A summary of our net sales by business segment is presented below:

	Three Months Ended September 30,
	2013	%	2012	%
Net sales:
Infotainment	$639,753	54.6%	$560,524	56.2%
Lifestyle	334,488	28.5%	291,698	29.2%
Professional	197,431	16.9%	143,679	14.4%
Other	133	0%	2,292	0.2%

Total	$1,171,805	100%	$998,193	100%

Infotainment – Net sales for the three months ended September 30, 2013 increased $79.2 million, or 14.1 percent, compared to the same period in the prior year, and increased 9.6 percent excluding foreign currency translation. The increase in net sales was driven by increases in new scalable infotainment systems, higher production volumes and favorable foreign currency translation of $23.3 million.

Lifestyle – Net sales for the three months ended September 30, 2013 increased $42.8 million, or 14.7 percent, compared to the same period in the prior year, and increased 13.0 percent excluding foreign currency translation. The increase in net sales was driven by higher home and multimedia sales, higher automotive audio sales and favorable foreign currency translation of $4.3 million.

Professional – Net sales for the three months ended September 30, 2013 increased $53.8 million, or 37.4 percent, compared to the same period in the prior year, and increased 38.6 percent excluding foreign currency translation. The increase in net sales was driven by the Martin acquisition, as well as higher sales in all our business units, partially offset by unfavorable foreign currency translation of $1.2 million.

Gross Profit

Gross profit as a percentage of net sales decreased 0.5 percentage points to 27.4 percent for the three months ended September 30, 2013 compared to 27.9 percent of net sales in the same period in the prior year. The decrease in overall gross profit as a percentage of net sales was in all of our segments, due to redundant resources required to support on-going footprint migration initiatives, higher launch costs and the inclusion of Martin in the three months ended September 30, 2013.

A summary of our gross profit by business segment is presented below:

	Three Months Ended September 30,
	2013	Percentage of Net Sales	2012	Percentage of Net Sales
Gross profit:
Infotainment	$141,342	22.1%	$128,495	22.9%
Lifestyle	106,880	32.0%	94,314	32.3%
Professional	73,311	37.1%	55,240	38.4%
Other	116	*	198	*

Total	$321,649	27.4%	$278,247	27.9%

*	Percent not meaningful.

Infotainment – Gross profit as a percentage of net sales decreased 0.8 percentage points to 22.1 percent for the three months ended September 30, 2013 compared to the same period in the prior year. The decrease in gross profit as a percentage of net sales was primarily due to redundant resources required to support on-going footprint migration initiatives and higher launch costs.

Lifestyle – Gross profit as a percentage of net sales decreased 0.3 percentage points to 32.0 percent for the three months ended September 30, 2013 compared to the same period in the prior year. The decrease in gross profit as a percentage of net sales was due to a change in mix with home and multi-media growing faster than car audio, partially offset by lower manufacturing expenses resulting from cost saving initiatives.

Professional – Gross profit as a percentage of net sales decreased 1.3 percentage points to 37.1 percent for the three months ended September 30, 2013 compared to the same period in the prior year. The decrease in gross profit as a percentage of net sales was primarily due to the inclusion of Martin in the three months ended September 30, 2013, partially offset by lower manufacturing expenses resulting from cost saving initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $252.3 million for the three months ended September 30, 2013 compared to $199.2 million in the same period in the prior year, an increase of $53.1 million. As a percentage of net sales, SG&A increased 1.5 percentage points in the three months ended September 30, 2013 compared to the same period in the prior year. The increase in SG&A was primarily in support of increased net sales, higher restructuring costs of $21.8 million, the inclusion of Martin in the three months ended September 30, 2013 and unfavorable foreign currency translation of $4.1 million. RD&E decreased $4.4 million to $73.6 million, or 6.3 percent of net sales in the three months ended September 30, 2013, compared to $78.0 million, or 7.8 percent of net sales in the same period in the prior year, primarily due to higher customer reimbursements, partially offset by unfavorable foreign currency translation of $3.0 million.

A summary of SG&A by business segment is presented below:

	Three Months Ended September 30,
	2013	Percentage of Net Sales	2012	Percentage of Net Sales
SG&A:
Infotainment	$108,915	17.0%	$83,821	15.0%
Lifestyle	65,641	19.6%	57,054	19.6%
Professional	46,830	23.7%	35,469	24.7%
Other	30,881	*	22,812	*

Total	$252,267	21.5%	$199,156	20.0%

*	Percent not meaningful.

Infotainment – SG&A increased $25.1 million to $108.9 million for the three months ended September 30, 2013 compared to the same period in the prior year. The increase in SG&A was primarily due to higher restructuring costs of $20.5 million and unfavorable foreign currency translation of $3.8 million, partially offset by lower RD&E. As a percentage of net sales, SG&A increased 2.0 percentage points to 17.0 percent for the three months ended September 30, 2013 compared to the same period in the prior year. RD&E decreased $5.5 million to $48.7 million, or 7.6 percent of net sales in the three months ended September 30, 2013, compared to $54.2 million, or 9.7 percent of net sales in the same period in the prior year, primarily due to higher customer reimbursements, partially offset by unfavorable foreign currency translation of $2.7 million.

Lifestyle – SG&A increased $8.6 million to $65.6 million for the three months ended September 30, 2013, compared to the same period in the prior year, primarily in support of increased net sales and unfavorable foreign currency translation of $0.5 million. As a percentage of net sales, SG&A was flat at 19.6 percent for the three months ended September 30, 2013 compared to the same period in the prior year. RD&E decreased $0.1 million to $14.4 million, or 4.3 percent of net sales in the three months ended September 30, 2013 compared to $14.5 million, or 5.0 percent of net sales in the same period in the prior year.

Professional – SG&A increased $11.4 million to $46.8 million for the three months ended September 30, 2013, compared to the same period in the prior year, primarily due to the inclusion of Martin in the three months ended September 30, 2013. As a percentage of net sales, SG&A decreased 1.0 percentage point to 23.7 percent for the three months ended September 30, 2013 compared to the same period in the prior year. RD&E increased $0.6 million to $8.0 million, or 4.1 percent of net sales in the three months ended September 30, 2013 compared to $7.4 million, or 5.2 percent of net sales in the same period in the prior year, primarily due to the inclusion of Martin in the three months ended September 30, 2013.

Other – Other SG&A includes compensation, benefit and occupancy costs for corporate employees, new technology innovation and expenses associated with our corporate brand identity campaign. Other SG&A increased $8.1 million to $30.9 million in the three months ended September 30, 2013 compared to the same period in the prior year, primarily due to increased marketing and RD&E expenses.

Restructuring

Our restructuring program that is designed to improve our global footprint, cost structure, technology portfolio, human resources and internal processes continues.

For the three months ended September 30, 2013 and 2012, we continued to refine and expand on activities launched in prior years. In the three months ended September 30, 2013, we launched an additional program to drive functional efficiencies and improve our cost structure and global footprint. No significant new programs were launched during the three months ended September 30, 2012.

A summary and components of our restructuring initiatives are presented below and include accruals for new programs as well as revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Severance Related Costs	Third Party Contractor Termination Costs	Facility Closure and Other Related Costs	Asset Impairments(1)	Total
Liability, June 30, 2013	$23,563	$1,014	$33,848	$0	$58,425
Expense (2)	20,694	12	1,309	2,020	24,035
Accumulated depreciation offset	0	0	0	(2,020)	(2,020)
Payments	(9,990)	(61)	(1,858)	0	(11,909)
Foreign currency translation	824	28	1,035	0	1,887

Liability, September 30, 2013	$35,091	$993	$34,334	$0	$70,418

Liability, June 30, 2012	$19,938	$17	$10,839	$0	$30,794
Expense (2)	(30)	0	244	40	254
Accumulated depreciation offset	0	0	0	(40)	(40)
Payments	(2,671)	0	(1,137)	0	(3,808)
Foreign currency translation	304	0	0	0	304

Liability, September 30, 2012	$17,541	$17	$9,946	$0	$27,504

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

Restructuring liabilities are recorded in Accrued liabilities and Other non-current liabilities in our Condensed Consolidated Balance Sheets.

Restructuring expenses by reporting business segment are presented below:

	Three Months Ended September 30,
	2013	2012
Infotainment	$20,731	$270
Lifestyle	883	(107)
Professional	401	51
Other	0	0

Total	22,015	214
Asset impairments	2,020	40

Total	$24,035	$254

Goodwill

During the three months ended September 30, 2013 and 2012, we did not record any new additions to goodwill.

We did not recognize any goodwill impairment charges in our Condensed Consolidated Statements of Income in the three months ended September 30, 2013 and 2012.

Operating Income

Operating income for the three months ended September 30, 2013 was $69.4 million, or 5.9 percent, of net sales compared to operating income of $79.1 million, or 7.9 percent of net sales, in the same period in the prior year. The decrease in operating income was primarily due to higher SG&A as a result of the implementation of new restructuring initiatives, partially offset by higher gross profit due to increased sales in the three months ended September 30, 2013.

Interest Expense, Net

Interest expense is reported net of interest income in our Condensed Consolidated Statements of Income. Interest expense, net was $2.0 million and $6.0 million for the three months ended September 30, 2013 and 2012, respectively. Gross interest expense was $2.4 million, and $6.8 million for the three months ended September 30, 2013 and 2012, respectively. The non-cash portion of gross interest expense was $0.5 million and $4.9 million for the three months ended September 30, 2013 and 2012, respectively, associated with the amortization of debt issuance costs on the Multi-Currency Credit Agreement entered into on October 10, 2012 (the “New Credit Agreement”) in the three months ended September 30, 2013 and the amortization of the debt discount on the Convertible Senior Notes and the amortization of debt issuance costs on the $400.0 million of 1.25 percent convertible senior notes paid in full in October 2012 and the amortization of debt issuance costs on the Multi-Currency Credit Agreement entered into on December 1, 2010 in the three months ended September 30, 2012. The cash portion of gross interest expense was $1.9 million in each of the three month periods ended September 30, 2013 and 2012. Interest income was $0.4 million and $0.8 million for the three months ended September 30, 2013 and 2012, respectively.

Foreign Exchange Losses, Net

Foreign currency exchange gains and losses resulting from the remeasurement of certain foreign currency denominated monetary assets and liabilities are included in Foreign exchange losses, net in our Condensed Consolidated Statements of Income.

Miscellaneous, Net

Net miscellaneous expenses consisting primarily of bank charges were $1.3 million for the three months ended September 30, 2013, compared to $1.2 million in the same period in the prior year.

Income Tax Expense, Net

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income. Income tax expense for the three months ended September 30, 2013 and 2012 was $18.7 million and $17.2 million, respectively. The effective tax rate for the three months ended September 30, 2013 and 2012 was 28.6 percent and 24.0 percent, respectively. The change in the effective tax rate for the three months ended September 30, 2013 compared to the same period in the prior year was primarily due to higher income in the United States that is subject to a tax rate higher than those in our key foreign jurisdictions.

We have net deferred tax assets of $327.4 million primarily consisting of deferred deductions, research and experimentation credits, and foreign tax credits. We have evaluated all available evidence, both positive and negative, and based on the weight of all available evidence we continue to believe that our net deferred tax assets are fairly reflected in our Condensed Consolidated Balance Sheets. If the results of our operations do not meet our current expectations, our net deferred tax assets may become impaired.

During the three months ended September 30, 2013 unrecognized tax benefits and the related interest were $35.8 million and $2.2 million, respectively, all of which would affect the tax rate if recognized. During the three months ended September 30, 2013, we recorded tax reserves on uncertain tax positions and the related interest in the amount of $0.7 million and $0.1 million, respectively.

Financial Condition

Liquidity and Capital Resources

We primarily finance our working capital requirements through cash generated by operations, borrowings under the New Credit Agreement and trade credit. Cash and cash equivalents were $515.4 million at September 30, 2013 compared to $454.3 million at June 30, 2013. During the three months ended September 30, 2013, our cash and cash equivalents balance increased $61.1 million. The increase in cash was primarily due to cash provided by operating activities, largely driven by net income, partially offset by the repurchase of common stock, dividends and the repayment of debt from our term facility (the “Term Facility”) under the New Credit Agreement. We also used cash to make investments in our manufacturing facilities, fund product development and meet the working capital needs of our business segments.

We believe that our existing cash and cash equivalents of $515.4 million at September 30, 2013, together with our expected future operating cash flows, and our availability of $743.2 million under the New Credit Agreement, will be sufficient to cover our working capital needs, debt service, our share buyback program, capital expenditures, including major investments related to manufacturing and research facilities in emerging markets, acquisitions, purchase commitments, restructuring projects and quarterly dividends for at least the next 12 months.

Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and maintain access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors beyond our control. We earn a significant amount of our operating income outside the U.S., the majority of which is deemed to be permanently reinvested in foreign jurisdictions. For at least the next 12 months, we have sufficient cash in the U.S., availability under our New Credit Agreement and forecasted domestic cash flow to sustain our operating activities and cash commitments for investing and financing activities, such as quarterly dividends and repayment of debt. In addition, we expect existing foreign cash and cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months. As of September 30, 2013, Cash and cash equivalents of $283.7 million, were held in the U.S. and Cash and cash equivalents of $231.7 million were held by us in foreign jurisdictions. As of June 30, 2013, Cash and cash equivalents and Short-term investments of $226.9 million and $10.0 million, respectively, were held in the U.S. and Cash and cash equivalents of $227.4 million were held by us in foreign jurisdictions. Below is a more detailed discussion of our cash flow activities during the three months ended September 30, 2013 compared to the same period in the prior fiscal year.

Operating Activities

For the three months ended September 30, 2013, our net cash provided by operations was $113.0 million compared to net cash used in operations of $102.3 million in the same period in the prior year. The increase in operating cash flows compared to the same period in the prior year was primarily due to lower payments for accounts payable and accrued liabilities, partially offset by higher accounts receivable and inventory and lower net income. At September 30, 2013, working capital, excluding cash short-term investments, and short-term debt, was $578.2 million, compared with $582.2 million at June 30, 2013. The decrease was primarily due to higher accounts payable, accrued warranties and accrued liabilities, partially offset by higher receivable and inventory balances.

Investing Activities

Net cash used in investing activities was $18.1 million for the three months ended September 30, 2013, compared to $120.8 million provided by investing activities in the same period in the prior year. The increase in net cash used in investing activities compared to the same period in the prior year was primarily due to higher net maturities of short-term investments in the prior year partially offset by higher capital expenditures in the current year. Short-term investments consist of commercial paper, short-term deposits and government bonds, time deposits, and treasury bills with original maturities of greater than three months and less than one year. Capital expenditures for the three months ended September 30, 2013 were $28.2 million, in support of new Infotainment and Lifestyle awards, compared to $19.0 million for the same period in the prior year. We expect that our run rate for capital expenditures will slightly increase during fiscal year 2014.

Financing Activities

Net cash used in financing activities was $40.7 million in the three months ended September 30, 2013, compared to $10.8 million used in financing activities in the same period in the prior year. The increase in cash used in financing activities was primarily due to higher repurchases of common stock and higher dividends to shareholders.

New Credit Agreement

On October 10, 2012, we and Harman Holding GmbH & Co. KG (“Harman KG”), entered into the New Credit Agreement with a group of banks. At September 30, 2013 and June 30, 2013 there were no outstanding borrowings and approximately $6.8 million of outstanding letters of credit in each period, under the new revolving credit facility (“New Revolving Credit Facility”) and $277.5 million and $285.0 million of outstanding borrowings under the Term Facility, respectively, of which $30.0 million is included in each period in our Condensed Consolidated Balance Sheet as Current portion of long-term debt and $247.5 million and $255.0 million, respectively, is classified as Long-term debt. At September 30, 2013 and June 30, 2013, unused available credit under the New Revolving Credit Facility was $743.2 million in each period. If we do not meet the forecast in our budgets, we could violate our debt covenants and, absent a waiver from our lenders or an amendment to the New Credit Agreement, we could be in default under the New Credit Agreement. As a result, our debt under the New Credit Agreement could become due, which would have a material adverse effect on our financial condition and results of operations. As of September 30, 2013, we were in compliance with all the financial covenants of the New Credit Agreement.

At September 30, 2013, long-term debt maturing in each of the next five fiscal years and thereafter is as follows:

2014	$22,540
2015	35,625
2016	43,125
2017	135,000
2018	41,250
Thereafter	0

Total	$277,540

Our total debt, including short-term borrowings, at September 30, 2013 was $289.2 million, primarily comprised of outstanding borrowings under the Term Facility of $277.5 million. Also included in total debt at September 30, 2013 is short-term debt and long-term borrowings of $11.7 million.

Our total debt, including short-term borrowings, at June 30, 2013 was $290.0 million, primarily comprised of outstanding borrowings under the Term Facility of $285.0 million. Also included in total debt at June 30, 2013 is short-term debt and long-term borrowings of $5.0 million.

Equity

Total shareholders’ equity at September 30, 2013 was $1.675 billion compared with $1.645 billion at June 30, 2013. The increase is primarily due to favorable foreign currency translation and net income, partially offset by unrealized losses on hedging.

Off-Balance Sheet Arrangements

We utilize off-balance sheet arrangements in our operations when we enter into operating leases for land, buildings and equipment in the normal course of business, which are not included in our Condensed Consolidated Balance Sheets. In addition, we had outstanding letters of credit of $2.7 million and $6.8 million at September 30, 2013 and June 30, 2013, respectively, that were not included in our Condensed Consolidated Balance Sheets.

Business Outlook

Our future outlook is largely dependent upon changes in global economic conditions, which are showing signs of stabilization. We are beginning to see signs of increased consumer discretionary spending, the lifting of delays in capital expenditure projects and increased automotive production rates, which will result in improved demand for our products. We believe that these stabilized economic conditions will remain in place for at least the next three quarters. We remain committed to our investment plans in the areas of RD&E and marketing. We also remain committed to pursuing incremental productivity and restructuring programs, which are expected to provide an accelerated rate of earnings growth in future years. Capital expenditures as a percentage of sales are expected to remain stable.

Share Buy-Back Program

On October 26, 2011, our Board of Directors authorized the repurchase of up to $200 million of our common stock (the “Buyback Program”). The Buyback Program allows us to purchase shares of our common stock in accordance with applicable securities laws on the open market, or through privately negotiated transactions. We entered into an agreement with an external broker that provided the structure under which the program was facilitated, which expired on October 25, 2012. The Buyback Program was set to expire on October 26, 2012 but on October 23, 2012 our Board of Directors approved an extension of the Buyback Program through October 25, 2013. On June 19, 2013 we entered into a new agreement with an external broker which expires on October 25, 2013 (the “10b5-1 Plan”). On June 26, 2013, our Board of Directors authorized the repurchase of up to an additional $200 million of our common stock (the “New Buyback Program”) which expires on June 26, 2014. On August 26, 2013 we amended the 10b5-1 Plan to incorporate both board authorizations up until each of their respective expiration dates (the “Amended 10b5-1 Plan”). The Amended 10b5-1 Plan expires on June 25, 2014. During the three months ended September 30, 2013, 400,000 shares were repurchased at a cost of $26.4 million, for a total buyback of 3,792,275 shares at a cost of $155.7 million under the Buyback Program and the New Buyback Program. During the month ended October 31, 2013, 868,110 shares were repurchased at a cost of $58.1 million, for a total buyback of 4,660,385 shares at a cost of $213.8 million under the Buyback Program and the New Buyback Program.

The Buyback Program and the New Buyback Program may be suspended or discontinued at any time. We will determine the timing and the amount of any repurchases based on an evaluation of market conditions, share price and other factors.

Subsequent Events

Dividend Declaration

On October 31, 2013, we declared a cash dividend of $0.30 per share for the quarter ended September 30, 2013. The quarterly dividend will be paid on November 25, 2013 to each stockholder of record as of the close of business on November 11, 2013.

Acquisition of Duran Audio BV

On October 17, 2013, (the “Duran Acquisition Date”), we acquired all of the outstanding shares of Duran Audio BV (“Duran”), a developer of professional audio products, for a total purchase price of €18.0 million or approximately $24.7 million, subject to both a net debt and working capital adjustment which are to be calculated within 30 business days of the Duran Acquisition Date. The acquisition is subject to a 12 percent indemnification holdback which is payable contingent on the outcome of certain events over the next 18 months. The acquisition is also subject to an earnout of €12.0 million or approximately $16.4 million. The assets and liabilities and results of operations of Duran will be included in our consolidated financial statements within our Professional segment from the Duran Acquisition Date forward. Pro forma financial information will not be provided as Duran is not material to our results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are required to include information about potential effects of changes in interest rates and currency exchange rates in our periodic reports filed with the SEC. Since September 30, 2013, there have been no material changes in the quantitative or qualitative aspects of our market risk profile. See Item 7A, Quantitative and Qualitative Disclosure About Market Risk included in our 2013 Annual Report.

Interest Rate Sensitivity/Risk

At September 30, 2013, interest on 100 percent of our borrowings was determined on a variable rate basis. The interest rates on the balance of our debt, cash and cash equivalents and short-term investments are subject to changes in U.S. and European short-term interest rates. To assess exposure to interest rate changes, we have performed a sensitivity analysis assuming a hypothetical 100 basis point increase or decrease in interest rates across all outstanding debt, cash and cash equivalents and short-term investments. Our analysis indicates that the effect on income before taxes for the three months ended September 30, 2013 of such an increase and decrease in interest rates would be approximately $0.4 million.

Foreign Currency Risk

We maintain significant operations in Germany, Hungary, China, Denmark, the Netherlands, France, Brazil, the United Kingdom, Austria and India. As a result, we are subject to market risks arising from changes in these foreign currency exchange rates, principally the change in the value of the Euro versus the U.S. Dollar. Refer to Note 13 – Derivatives in the Notes to the Condensed Consolidated Financial Statements for additional discussion on our financial risk management.

Changes in currency exchange rates, principally the change in the value of the Euro compared to the U.S. dollar have an impact on our reported results when the financial statements of foreign subsidiaries are translated into U.S. dollars. Over half our sales are denominated in Euros. The average exchange rate for the Euro versus the U.S. dollar for the three months ended September 30, 2013 increased 5.9 percent from the same period in the prior fiscal year.

To assess exposure to changes in currency exchange rates, we prepared an analysis assuming a hypothetical 10 percent change in currency exchange rates across all currencies used by our subsidiaries. This analysis indicated that a 10 percent increase in exchange rates would have increased income before income taxes by approximately $0.9 million and a 10 percent decrease in exchange rates would have decreased income before income taxes by approximately $0.9 million for the three months ended September 30, 2013.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 26, 2011, our Board of Directors authorized the repurchase of up to $200 million of our common stock (the “Buyback Program”). The Buyback Program allows us to purchase shares of our common stock in accordance with applicable securities laws on the open market, or through privately negotiated transactions. We entered into an agreement with an external broker that provided the structure under which the program was facilitated, which expired on October 25, 2012. The Buyback Program was set to expire on October 26, 2012 but on October 23, 2012 our Board of Directors approved an extension of the Buyback Program through October 25, 2013. On June 19, 2013 we entered into a new agreement with an external broker which expires on October 25, 2013 (the “10b5-1 Plan”). On June 26, 2013, our Board of Directors authorized the repurchase of up to an additional $200 million of our common stock (the “New Buyback Program”) which expires on June 26, 2014. On August 26, 2013 we amended the 10b5-1 Plan to incorporate both board authorizations up until each of their respective expiration dates (the “Amended 10b5-1 Plan”). The Amended 10b5-1 Plan expires on June 25, 2014. During the three months ended September 30, 2013, 400,000 shares were repurchased at a cost of $26.4 million, for a total buyback of 3,792,275 shares at a cost of $155.7 million under the Buyback Program and the New Buyback Program.

The following table provides information about shares acquired in connection with our Buyback Program and the New Buyback Program during the three months ended September 30, 2013:

	Total Number of Shares Acquired During Period	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program
July 1 – July 31, 2013	0	$0.00	0	$0
August 1 – August 31, 2013	0	0.00	0	0
September 1 – September 30, 2013	400,000	65.91	400,000	244,284,317

Total	400,000	$65.91	400,000	$244,284,317

Item 6. Exhibits

Exhibit No.	Exhibit Description

31.1	Certification of Dinesh Paliwal pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Herbert Parker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dinesh Paliwal and Herbert Parker, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase.*

101.LAB	XBRL Taxonomy Extension Label Linkbase.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

*	Filed electronically herewith.

Attached as Exhibit 101 to this report are the following financial information formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2013 and June 30, 2013, (ii) Condensed Consolidated Statements of Income for the three months ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2013 and 2012 and (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harman International Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harman International Industries, Incorporated

Date: October 31, 2013	By:	/S/ HERBERT K. PARKER
Herbert K. Parker
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)