Form 10-Q
period 2013-12-31
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2014-01-30
CIK 800459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of January 23, 2014, 67,781,797 shares of common stock, par value $.01, were outstanding.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

Form 10-Q

December 31, 2013

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

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	December 31, 2013	June 30, 2013
Assets
Current assets
Cash and cash equivalents	$518,556	$454,258
Short-term investments	0	10,008
Receivables, net	757,006	722,711
Inventories	655,907	549,831
Other current assets	376,618	352,244

Total current assets	2,308,087	2,089,052
Property, plant and equipment, net	437,653	425,182
Goodwill	251,370	234,342
Deferred tax assets, long-term, net	240,380	260,749
Other assets	248,446	226,360

Total assets	$3,485,936	$3,235,685

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$30,000	$30,000
Short-term debt	21,632	4,930
Accounts payable	616,521	498,055
Accrued liabilities	435,623	402,704
Accrued warranties	146,697	128,411
Income taxes payable	21,944	13,414

Total current liabilities	1,272,417	1,077,514
Long-term debt	240,038	255,043
Pension liability	171,888	167,687
Other non-current liabilities	120,664	90,570

Total liabilities	1,805,007	1,590,814

Commitments and contingencies	—	—
Preferred stock	0	0
Common stock	980	970
Additional paid-in capital	1,001,975	971,748
Accumulated other comprehensive income	35,314	21,800
Retained earnings	1,904,022	1,827,267
Less: Common stock held in treasury	(1,261,362)	(1,176,914)

Total shareholders’ equity	1,680,929	1,644,871

Total liabilities and shareholders’ equity	$3,485,936	$3,235,685

See accompanying Notes to the Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except earnings per share data)	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net sales	$1,328,024	$1,055,642	$2,499,829	$2,053,835
Cost of sales	948,574	783,849	1,798,730	1,503,795

Gross profit	379,450	271,793	701,099	550,040
Selling, general and administrative expenses	277,594	203,411	529,861	402,567

Operating income	101,856	68,382	171,238	147,473
Other expenses:
Interest expense, net	1,855	3,687	3,825	9,682
Foreign exchange losses, net	3,110	988	3,971	1,139
Miscellaneous, net	1,792	1,430	3,121	2,609

Income before income taxes	95,099	62,277	160,321	134,043
Income tax expense, net	23,470	14,788	42,146	31,999
Equity in net loss of unconsolidated subsidiaries	0	0	94	0

Net income	$71,629	$47,489	$118,081	$102,044

Earnings per share:
Basic	$1.04	$0.69	$1.71	$1.48

Diluted	$1.03	$0.68	$1.69	$1.47

Weighted average shares outstanding:
Basic	68,715	69,009	69,131	68,846

Diluted	69,578	69,734	69,947	69,582

See accompanying Notes to the Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net income	$71,629	$47,489	$118,081	$102,044

Other comprehensive income (loss) (1):
Foreign currency translation	8,096	15,264	42,181	24,470
Unrealized losses on hedging derivatives	(18,421)	(19,367)	(38,977)	(38,678)
Pension liability adjustment	658	1,172	677	2,082
Unrealized gains on available for sale securities	165	242	175	351

Other comprehensive (loss) income before taxes	(9,502)	(2,689)	4,056	(11,775)
Income taxes benefit	(4,322)	(4,871)	(9,458)	(10,508)

Other comprehensive (loss) income, net of taxes	(5,180)	2,182	13,514	(1,267)

Comprehensive income, net of taxes	$66,449	$49,671	$131,595	$100,777

(1)	Refer to Note 15 – Other Comprehensive Income (Loss) for more information.

See accompanying Notes to the Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
(In thousands)	2013	2012
Cash flows from operating activities:
Net income	$118,081	$102,044
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of acquired businesses:
Depreciation and amortization	64,239	58,843
Deferred income taxes	12,916	20,487
Loss (gain) on disposition of assets	735	(1,698)
Share-based compensation	15,322	10,227
Non-cash interest expense	1,090	7,405
Non-cash reduction in contingent liabilities	0	(12,500)
Changes in operating assets and liabilities, net of acquired businesses:
(Increase) decrease in:
Receivables, net	(17,900)	(30,073)
Inventories	(92,374)	(110,128)
Other current assets	148	(17,255)
Pre-production and development costs	(6,997)	(16,769)
Increase (decrease) in:
Accounts payable	105,112	(36,116)
Accrued warranties	11,769	9,125
Accrued other liabilities	7,952	(36,475)
Income taxes payable	8,039	(3,776)
Net change in derivative assets and liabilities	11,524	1,578
Other operating activities	(5,742)	2,268

Net cash provided by (used in) operating activities	233,914	(52,813)
Cash flows from investing activities:
Purchases of short-term investments	0	(60,830)
Maturities of short-term investments	10,008	182,302
Acquisitions, net of cash received	(21,274)	(8,836)
Proceeds from asset dispositions	0	3,668
Capital expenditures	(60,829)	(42,608)
Other items, net	254	0

Net cash (used in) provided by investing activities	(71,841)	73,696
Cash flows from financing activities:
Net increase (decrease) in short-term borrowings	17,250	(26)
Borrowings under new credit agreement	0	300,000
Repayment of long-term debt	(15,000)	(400,000)
Debt issuance costs	0	(6,094)
Cash dividends to shareholders	(41,212)	(20,522)
Repurchase of common stock	(84,448)	(5,398)
Share-based compensation	14,085	7,480
Excess tax benefit from share-based compensation	1,404	0
Other items, net	397	(1,246)

Net cash used in financing activities	(107,524)	(125,806)
Effect of exchange rate changes on cash	9,749	13,818

Net increase (decrease) in cash and cash equivalents	64,298	(91,105)
Cash and cash equivalents at beginning of period	454,258	617,356

Cash and cash equivalents at end of period	$518,556	$526,251

Supplemental disclosure of cash flow information:
Interest paid, net	$3,127	$4,198
Income taxes paid	$4,325	$14,122
Non-cash investing activities:
Accrued and contingent acquisition-related liabilities	$6,476	$288

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

Our unaudited, condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (our “2013 Annual Report”) and do not include all information and footnote disclosures included in our audited financial statements. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly, in all material respects, the consolidated financial condition, results of operations and cash flows for the periods presented. Operating results for the three and six months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2014 due to seasonal, economic and other factors. Where necessary, information for prior periods has been reclassified to conform to the consolidated financial statement presentation in the current fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in our 2013 Annual Report.

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

Note 3 – Allowance for Doubtful Accounts

We reserve an estimated amount for accounts receivable that may not be collected. Methodologies for estimating the allowance for doubtful accounts are based primarily on specific identification of uncollectible accounts. Historical collection rates and customer credit worthiness are considered in determining specific reserves. At December 31, 2013 and June 30, 2013, we had $11.4 million and $11.2 million, respectively, reserved for possible uncollectible accounts receivable.

Note 4 – Inventories

Inventories consist of the following:

	December 31, 2013	June 30, 2013
Finished goods	$304,659	$234,770
Work in process	88,243	92,640
Raw materials	263,005	222,421

Inventories	$655,907	$549,831

At December 31, 2013 and June 30, 2013, our inventory reserves were $81.9 million and $72.9 million, respectively.

Note 5 – Property, Plant and Equipment, net

Property, plant and equipment, net consist of the following:

	Estimated Useful Lives (in Years)	December 31, 2013	June 30, 2013
Land		$7,071	$6,859
Buildings and improvements	1-50	249,320	247,758
Machinery and equipment	3-20	1,192,498	1,113,228
Furniture and fixtures	3-10	34,117	33,175

Property, plant and equipment, gross		1,483,006	1,401,020
Less accumulated depreciation and amortization		(1,045,353)	(975,838)

Property, plant and equipment, net		$437,653	$425,182

Depreciation expense for the three months ended December 31, 2013 and 2012 was $29.1 million and $27.7 million, respectively, and was $57.9 million and $54.2 million in the six months ended December 31, 2013 and 2012, respectively.

Note 6 – Accrued Warranties

Details of our accrued warranties are as follows:

	Six Months Ended December 31,
	2013	2012
Accrued warranties, June 30,	$128,411	$97,289
Warranty expense	39,405	33,184
Warranty payments (cash or in-kind)	(26,704)	(24,286)
Other(1)	5,585	4,070

Accrued warranties, December 31,	$146,697	$110,257

(1)	Other primarily represents foreign currency translation.

Note 7 – Earnings Per Share

We apply the two-class method when computing earnings per share, which requires that net income per share for each class of shares entitled to dividends be calculated assuming all of our net income is distributed as dividends to these shareholders based on their contractual rights.

The following table presents the calculation of basic and diluted earnings per share of common stock outstanding:

	Three Months Ended December 31,
	2013		2012
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted Earnings per Share:
Net income	$71,629	$71,629	$47,489	$47,489

Denominator for Basic and Diluted Earnings per Share:
Weighted average shares outstanding	68,715	68,715	69,009	69,009
Employee stock options	0	863	0	725

Total weighted average shares outstanding	68,715	69,578	69,009	69,734

Earnings per Share:
Earnings per share	$1.04	$1.03	$0.69	$0.68

	Six Months Ended December 31,
	2013		2012
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted Earnings per Share:
Net income	$118,081	$118,081	$102,044	$102,044

Denominator for Basic and Diluted Earnings per Share:
Weighted average shares outstanding	69,131	69,131	68,846	68,846
Employee stock options	0	816	0	736

Total weighted average shares outstanding	69,131	69,947	68,846	69,582

Earnings per Share:
Earnings per share	$1.71	$1.69	$1.48	$1.47

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities, as defined under GAAP, and are included in the computation of earnings per share pursuant to the two-class method.

Certain options were outstanding and not included in the computation of diluted net earnings per share because the assumed exercise of these options would have been antidilutive. Options to purchase 943,458 and 1,642,862 shares of our common stock were outstanding for the three months ended December 31, 2013 and 2012, respectively, and were excluded from the computation of diluted earnings per share because they would have been antidilutive. No restricted shares and restricted stock units were outstanding for the three months ended December 31, 2013 and 2012, respectively, that were excluded from the computation of diluted earnings per share as they also would have been antidilutive. Options to purchase 1,014,125 and 1,542,575 shares of our common stock were outstanding for the six months ended December 31, 2013 and 2012, respectively, and were excluded from the computation of diluted earnings per share because they would have been antidilutive. In addition 177,489 and 59,352 of restricted shares and restricted stock units were outstanding for the six months ended December 31, 2013 and 2012, respectively, that were excluded from the computation of diluted earnings per share as they also would have been antidilutive.

In October 2012, we repaid our $400.0 million of 1.25 percent convertible senior notes due October 15, 2012 (the “Convertible Senior Notes”), and therefore the Convertible Senior Notes had no impact on our calculation of earnings per share for the three and six months ended December 31, 2013. For the three and six months ended December 31, 2012, the conversion terms of the Convertible Senior Notes would have affected the calculation of diluted earnings per share if the price of our common stock exceeded the conversion price of the Convertible Senior Notes. The initial conversion price of the Convertible Senior Notes was approximately $104 per share, subject to adjustment in specified circumstances as described in the indenture governing the Convertible Senior Notes, as amended (the “Indenture”). Upon conversion, a holder of the Convertible Senior Notes would have received an amount in cash per $1,000 principal amount of Convertible Senior Notes equal to the lesser of $1,000 or the conversion value of the Convertible Senior Notes, determined in the manner set forth in the Indenture. If the conversion value exceeded $1,000, we would have delivered $1,000 in cash and, at our option, cash or common stock or a combination of cash and common stock for the conversion price in excess of $1,000. The conversion option would not have resulted in an adjustment to net income in calculating diluted earnings per share. The dilutive effect of the conversion option was calculated using the treasury stock method. Therefore, conversion settlement shares would have been included in diluted shares outstanding if the price of our common stock exceeded the conversion price of the Convertible Senior Notes. Refer to Note 9 – Debt for more information.

Note 8 – Goodwill

During the three and six months ended December 31, 2013, we recorded $15.9 million of goodwill in our Professional segment associated with the acquisition of Duran Audio BV (“Duran”). During the three and six months ended December 31, 2012, we recorded $0.6 million of goodwill in our Infotainment segment associated with the acquisition of certain assets of Interchain Solution Private Limited (“Interchain”). Refer to Note 23 – Acquisitions for more information.

We did not recognize any goodwill impairment charges in our Condensed Consolidated Statements of Income in the three and six months ended December 31, 2013 and 2012.

The contingent purchase price associated with the acquisition of innovative Systems GmbH (“IS”) is calculated pursuant to the terms of an agreement between the parties. Certain terms of the agreement are currently subject to a dispute between the parties and the matter has been submitted to arbitration. On November 5, 2013, the arbitration panel reached a partial judgment on some of the disputed matters covering the period from February 2009 through January 2012 in the amount of €16.3 million. We are contesting the enforcement of the partial award. Until such time as the dispute is resolved, we cannot calculate the contingent purchase price.

Note 9 – Debt

Short Term Borrowings

At December 31, 2013 and June 30, 2013, we had $21.6 million and $4.9 million of short-term borrowings outstanding, respectively. At December 31, 2013, we maintained lines of credit of $63.3 million primarily in Germany, Hungary, China, Brazil, the U.S., India and Denmark. At June 30, 2013, we maintained lines of credit of $55.7 million primarily in Denmark, Hungary, the U.S., Austria, Brazil and India.

We classify our debt based on the contractual maturity dates of the underlying debt instruments. We defer costs associated with debt issuance over the applicable term of the debt. These costs are amortized to Interest expense, net in our Condensed Consolidated Statements of Income.

New Credit Agreement

On October 10, 2012, we and Harman Holding GmbH & Co. KG (“Harman KG”), entered into a Multi-Currency Credit Agreement (the “New Credit Agreement”) with a group of banks. At December 31, 2013 and June 30, 2013 there were no outstanding borrowings and approximately $6.0 million and $6.8 million of outstanding letters of credit, respectively, under the new revolving credit facility (“New Revolving Credit Facility”) and $270.0 million and $285.0 million of outstanding borrowings under the term facility (the “Term Facility”), respectively, of which $30.0 million is included in each period in our Condensed Consolidated Balance Sheet as Current portion of long-term debt and $240.0 million and $255.0 million, respectively, is classified as Long-term debt. At December 31, 2013 and June 30, 2013, unused available credit under the New Revolving Credit Facility was $744.0 million and $743.2 million, respectively. If we do not meet the forecast in our budgets, we could violate our debt covenants and, absent a waiver from our lenders or an amendment to the New Credit Agreement, we could be in default under the New Credit Agreement. As a result, our debt under the New Credit Agreement could become due, which would have a material adverse effect on our financial condition and results of operations. As of December 31, 2013, we were in compliance with all the covenants of the New Credit Agreement.

Long-Term Debt and Current Portion of Long-Term-Debt

At December 31, 2013 and June 30, 2013, long-term debt and current portion of long-term debt consisted of the following:

	Fair Value at December 31, 2013	Book Value at December 31, 2013	Fair Value at June 30, 2013	Book Value at June 30, 2013
Term facility	$270,000	$270,000	$285,000	$285,000
Other obligations	38	38	43	43

Total debt	270,038	270,038	285,043	285,043
Less: current portion of long-term debt	(30,000)	(30,000)	(30,000)	(30,000)

Total long-term debt	$240,038	$240,038	$255,043	$255,043

At December 31, 2013, long-term debt maturing in each of the next five fiscal years and thereafter is as follows:

2014	$15,000
2015	35,625
2016	43,125
2017	135,000
2018	41,288
Thereafter	0

Total	$270,038

Interest expense is reported net of interest income in our Condensed Consolidated Statements of Income. Interest expense, net was $1.9 million and $3.7 million for the three months ended December 31, 2013 and 2012, respectively. Gross interest expense was $2.6 million and $4.3 million for the three months ended December 31, 2013 and 2012, respectively. The non-cash portion of gross interest expense was $0.5 million and $2.5 million for the three months ended December 31, 2013 and 2012, respectively, associated with the amortization of debt issuance costs on the New Credit Agreement in the three months ended December 31, 2013 and the amortization of the debt discount on the Convertible Senior Notes and the amortization of debt issuance costs on the New Credit Agreement, the Convertible Senior Notes and the Multi-Currency Credit Agreement entered into on December 1, 2010 (the “Old Credit Agreement”) in the three months ended December 31, 2012. The cash portion of gross interest expense was $2.1 million and $1.8 million for the three months ended December 31, 2013 and 2012, respectively. Interest income was $0.7 million and $0.6 million for the three months ended December 31, 2013 and 2012, respectively.

Interest expense, net was $3.8 million and $9.7 million for the six months ended December 31, 2013 and 2012, respectively. Gross interest expense was $4.9 million and $11.0 million for the six months ended December 31, 2013 and 2012, respectively. The non-cash portion of gross interest expense was $1.1 million and $7.4 million for the six months ended December 31, 2013 and 2012, respectively, associated with the amortization of debt issuance costs on the New Credit Agreement in the six months ended December 31, 2013 and the amortization of the debt discount on the Convertible Senior Notes and the amortization of debt issuance costs on the New Credit Agreement, the Convertible Senior Notes and the Old Credit Agreement in the six months ended December 31, 2012. The cash portion of gross interest expense was $3.8 million and $3.6 million for the six months ended December 31, 2013 and 2012, respectively. Interest income was $1.1 million and $1.3 million for the six months ended December 31, 2013 and 2012, respectively.

Note 10 – Income Taxes

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income. Income tax expense for the three months ended December 31, 2013 and 2012 was $23.5 million and $14.8 million, respectively. The effective tax rate for the three months ended December 31, 2013 and 2012 was 24.7 percent and 23.7 percent, respectively. The change in the effective tax rate for the three months ended December 31, 2013 compared to the same period in the prior year was primarily due to higher income in the U.S. that is subject to a tax rate higher than those in our key foreign jurisdictions.

Income tax expense for the six months ended December 31, 2013 and 2012 was $42.1 million and $32.0 million, respectively. The effective tax rate for the six months ended December 31, 2013 and 2012 was 26.3 percent and 23.9 percent, respectively. The change in the effective tax rate for the six months ended December 31, 2013 compared to the same period in the prior year was primarily due to higher income in the U.S. that is subject to a tax rate higher than those in our key foreign jurisdictions.

As of December 31, 2013 unrecognized tax benefits and the related interest were $36.1 million and $2.6 million, respectively; all of which would affect the tax rate if recognized. During the three and six months ended December 31, 2013, we recorded tax reserves on uncertain tax positions in the amount of $0.2 million and $1.0 million, respectively. During the three and six months ended December 31, 2013, we recorded additional interest expense on uncertain tax positions of $0.4 million and $0.5 million, respectively.

Note 11 – Shareholders’ Equity

Preferred Stock

As of December 31, 2013 and June 30, 2013, we had no shares of preferred stock outstanding. We are authorized to issue 5 million shares of preferred stock, $0.01 par value.

Common Stock

We have 200 million authorized shares of common stock, $0.01 par value. At December 31, 2013 and June 30, 2013, we had 98,006,017 and 97,044,572 shares issued; 30,261,508 and 28,992,092 shares in treasury stock and 67,744,509 and 68,052,480 shares outstanding (net of treasury stock), respectively.

Share Buy-Back Program

On October 26, 2011, our Board of Directors authorized the repurchase of up to $200 million of our common stock (the “Buyback Program”). The Buyback Program allows us to purchase shares of our common stock in accordance with applicable securities laws on the open market, or through privately negotiated transactions. We entered into an agreement with an external broker that provided the structure under which the program was facilitated, which expired on October 25, 2012. The Buyback Program was set to expire on October 26, 2012, but on October 23, 2012 our Board of Directors approved an extension of the Buyback Program through October 25, 2013. On June 19, 2013 we entered into a new agreement with an external broker which expired on October 25, 2013 (the “10b5-1 Plan”). On June 26, 2013, our Board of Directors authorized the repurchase of up to an additional $200 million of our common stock (the “New Buyback Program”) which expires on June 26, 2014. On August 26, 2013 we amended the 10b5-1 Plan to incorporate both board authorizations up until each of their respective expiration dates (the “Amended 10b5-1 Plan”). The Amended 10b5-1 Plan expires on June 25, 2014. During the three and six months ended December 31, 2013, we repurchased 868,110 shares and 1,268,110 shares, respectively, at a cost of $58.1 million and $84.4 million, respectively, for a total cumulative buyback of 4,660,385 shares at a cost of $213.8 million under the Buyback Program and the New Buyback Program.

The New Buyback Program may be suspended or discontinued at any time. We will determine the timing and the amount of any repurchases based on an evaluation of market conditions, share price and other factors.

Changes in Equity:

The following is a summary of the changes in Accumulated Other Comprehensive Income (“AOCI”) and changes in equity for the six months ended December 31, 2013 and 2012:

	Preferred Stock	Common Stock	Additional Paid-in Capital	AOCI	Retained Earnings	Treasury Stock	Total Equity
Balance at June 30, 2013	$0	$970	$971,748	$21,800	$1,827,267	$(1,176,914)	$1,644,871
Net income	0	0	0	0	118,081	0	118,081
Other comprehensive income, net of tax	0	0	0	13,514	0	0	13,514
Treasury stock repurchases	0	0	0	0	0	(84,448)	(84,448)
Exercise of stock options, net of shares received	0	10	14,075	0	0	0	14,085
Share-based compensation, net of tax	0	0	16,152	0	0	0	16,152
Dividends ($1.20 per share)	0	0	0	0	(41,326)	0	(41,326)

Balance at December 31, 2013	$0	$980	$1,001,975	$35,314	$1,904,022	$(1,261,362)	$1,680,929

	Preferred Stock	Common Stock	Additional Paid-in Capital	AOCI	Retained Earnings	Treasury Stock	Total Equity
Balance at June 30, 2012	$0	$961	$943,971	$29,709	$1,726,486	$(1,171,516)	$1,529,611
Net income	0	0	0	0	102,044	0	102,044
Other comprehensive loss, net of tax	0	0	0	(1,267)	0	0	(1,267)
Treasury stock repurchases	0	0	0	0	0	(5,398)	(5,398)
Exercise of stock options, net of shares received	0	7	7,473	0	0	0	7,480
Share-based compensation, net of tax	0	0	7,621	0	0	0	7,621
Dividends ($0.60 per share)	0	0	0	0	(20,794)	0	(20,794)

Balance at December 31, 2012	$0	$968	$959,065	$28,442	$1,807,736	$(1,176,914)	$1,619,297

Note 12 – Share-Based Compensation

On December 7, 2011 (the “Effective Date”), our shareholders approved the 2012 Stock Option and Incentive Plan (the “2012 Plan”), which is effective through December 7, 2021. As of the Effective Date, no further grants may be granted under our former plan, the Amended and Restated 2002 Stock Option and Incentive Plan, as amended (the “2002 Plan” and together with the 2012 Plan, the “Plans”). On December 4, 2013, we amended the 2012 Plan to (1) increase the number of shares available under the 2012 Plan for the grant of future awards by 2,869,821 shares to an aggregate amount not to exceed 7,269,821 shares of our common stock and (2) modified certain share counting provisions related to the definition of a full-value grant from 1.71 to 1.5 (“Full-Value Grant”). The 2012 Plan provides for two types of awards: (1) a Full-Value Grant under which one award shall reduce the shares available for grant under the 2012 Plan by 1.71 shares if granted prior to December 4, 2013 or 1.5 shares if granted on or after December 4, 2013, and (2) an option or stock appreciation right grant, under which one award shall reduce the shares available for grant under the 2012 Plan by one share. During the six months ended December 31, 2013, 449,704 options to purchase shares of our common stock, 447,434 stock-settled restricted stock units, 613 cash-settled restricted stock units and 5,515 cash-settled stock appreciation rights were granted under the 2012 Plan. As of December 31, 2013, there were 4,493,099 shares available for grant under the 2012 Plan.

Share-based compensation expense, net was $8.7 million and $5.4 million for the three months ended December 31, 2013 and 2012, respectively, and was $15.3 million and $10.2 million for the six months ended December 31, 2013 and 2012, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for share-based compensation arrangements was $2.3 million and $1.2 million for the three months ended December 31, 2013 and 2012, respectively, and was $3.8 million and $2.6 million for the six months ended December 31, 2013 and 2012, respectively.

Fair Value Determination

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions noted in the following table.

	Six Months Ended December 31,
	2013	2012
Expected volatility	32.7% - 55.4%	43.0% - 59.3%
Weighted-average volatility	45.9%	50.1%
Expected annual dividend	$1.20	$0.60
Expected term (in years)	2.41 - 4.66	2.32 - 4.47
Risk-free rate	0.3% - 1.8%	0.2% - 0.6%

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

Stock Option Activity

A summary of option activity under our Plans as of December 31, 2013 and changes during the six months ended December 31, 2013 is presented below:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2013	2,124,032	$57.67	6.29	$21,077
Granted	449,704	66.39
Exercised	(631,711)	41.78
Forfeited or expired	(65,454)	61.99

Outstanding at December 31, 2013	1,876,571	64.95	6.66	$43,019

Exercisable at December 31, 2013	901,939	$77.29	4.20	$15,427

The weighted-average grant-date fair value of options granted for the three months ended December 31, 2013 and 2012 was $20.04 and $15.54, respectively, and for the six months ended December 31, 2013 and 2012 was $20.72 and $15.92, respectively. The total intrinsic value of options exercised for the three months ended December 31, 2013 and 2012 was $6.1 million and $0.4 million, respectively, and for the six months ended December 31, 2013 and 2012 was $18.2 million and $6.0 million, respectively.

Modification of Certain Stock Option Awards

Prior to fiscal year 2011, certain of the award agreements under the 2002 Plan stated that vested options not exercised were forfeited upon termination of employment for any reason other than death or disability. However, such award agreements provided that the Compensation and Option Committee of our Board of Directors (the “Compensation and Option Committee”) could extend the time period to exercise vested options 90 days beyond the employment termination date for certain employees. During the three and six months ended December 31, 2013 and 2012, the Compensation and Option Committee used this authority. This action represented a modification of the terms or conditions of an equity award and therefore was accounted for as an exchange of the original award for a new award. Incremental share-based compensation cost for the excess of the fair value of the new award over the fair value of the original award was immaterial.

Restricted Stock Units

In the six months ended December 31, 2013, we granted 130,616 restricted stock units with earnings per share (“EPS”) performance conditions, and 130,641 restricted stock units with market conditions under the 2012 Plan. Additionally, both the restricted stock units with EPS performance conditions and the restricted stock units with market conditions, secondarily vest based on the achievement of a return on invested capital (“ROIC”) performance condition, specifically, the achievement of a certain average ROIC level over fiscal years 2014 through 2016. The restricted stock units with EPS performance conditions cliff vest three years from the date of grant based on the achievement of certain cumulative EPS levels from fiscal years 2014 through 2016. The restricted stock units with market conditions cliff vest three years from the date of grant based on a comparison of our total shareholder return (“TSR”) to the TSR of a selected peer group of publicly listed multinational companies. The grant date fair value of the restricted stock units with market conditions of $6.0 million was calculated using a Monte Carlo simulation model. Compensation expense is recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the applicable targets will be met for the performance conditions, which is reassessed each reporting period.

In the six months ended December 31, 2012, we granted 97,733 restricted stock units with EPS performance conditions, 97,733 restricted stock units with ROIC performance conditions and 97,733 restricted stock units with market conditions, under the 2012 Plan. The restricted stock units with EPS performance conditions cliff vest three years from the date of grant based on the achievement of certain cumulative EPS levels from fiscal years 2013 through 2015. The restricted stock units with ROIC conditions cliff vest three years from the date of grant based on the achievement of a certain average ROIC level over fiscal years 2013 through 2015. The restricted stock units with market conditions cliff vest three years from the date of grant based on a comparison of our TSR to the TSR of a selected peer group of publicly listed multinational companies. The grant date fair value of the restricted stock units with market conditions of $3.7 million was calculated using a Monte Carlo simulation model. Compensation expense, for both the restricted stock units with performance conditions and the restricted stock units with market conditions, is recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the applicable targets will be met for awards with performance conditions, which is reassessed each reporting period.

In the six months ended December 31, 2013 and 2012, we also granted 175,425 and 234,825 time vested restricted stock units, respectively, without performance or market conditions that cliff-vest three years from the date of grant, and 10,752 and 21,840 time vested restricted stock units, respectively, without performance or market conditions that vest ratably over the three-year vesting period, under the 2012 Plan.

In the six months ended December 31, 2013 and 2012, we granted 613 and 869 cash-settled restricted stock units, respectively, under the 2012 Plan. These restricted stock units are accounted for as liability awards and are recorded at the fair value at the end of the reporting period in accordance with their vesting schedules. During the six months ended December 31, 2013, and 2012, none of these restricted stock units were settled. At December 31, 2013, 2,632 cash-settled restricted stock units were outstanding.

In January and September 2008, we granted 34,608 and 28,344 cash-settled restricted stock units, respectively, outside the 2002 Plan. These restricted stock units were accounted for as liability awards and were recorded at the fair value at the end of the reporting period in accordance with their vesting schedules. At December 31, 2013, no cash-settled restricted stock units, granted outside the 2002 Plan, were outstanding. During the six months ended December 31, 2013, no cash-settled restricted stock units granted outside the 2002 Plan, were settled. During the six months ended December 31, 2012, 1,608 of these restricted stock units were settled, at a cost of $0.1 million.

A summary of equity classified restricted stock unit activity as of December 31, 2013 and changes during the six months ended December 31, 2013 is presented below:

Restricted Stock Units
Nonvested at June 30, 2013	1,750,315
Granted	447,434
Vested	(517,563)
Forfeited	(124,527)

Nonvested at December 31, 2013	1,555,659

At December 31, 2013, the aggregate intrinsic value of equity-classified restricted stock units was $127.3 million and there was $40.1 million of total unrecognized compensation cost related to equity classified restricted stock unit compensation arrangements. The weighted average recognition period was 1.6 years.

Stock Appreciation Rights

A summary of cash-settled stock appreciation rights as of December 31, 2013 and changes during the six months ended December 31, 2013 is presented below:

Stock Appreciation Rights
Non-vested at June 30, 2013	12,666
Granted	5,515
Vested	(5,081)
Forfeited	(478)

Non-vested at December 31, 2013	12,622

Exercisable	486

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

At December 31, 2013 and June 30, 2013, we had outstanding foreign exchange contracts, primarily forward contracts, which are summarized below:

	December 31, 2013		June 30, 2013
	Gross Notional Value	Fair Value Asset/ (Liability)(1)	Gross Notional Value	Fair Value Asset/ (Liability)(1)
Currency Hedged (Buy/Sell):
U.S. Dollar/Euro	$1,661,743	$(31,993)	$540,264	$13,900
Euro/U.S. Dollar	281,832	6,482	191,978	(304)
Swiss Franc/U.S. Dollar	42,570	604	40,214	(596)
Euro/Brazilian Real	7,959	524	0	0
Chinese Yuan/Euro	7,631	9	0	0
Japanese Yen/Euro	6,981	(882)	16,341	(55)
Euro/Russian Rubles	6,967	43	0	0
British Pound/Swiss Franc	6,954	261	12,778	91
U.S. Dollar/Brazilian Real	6,108	305	0	0
British Pound/U.S. Dollar	4,967	323	9,128	(164)
U.S. Dollar/Indian Rupee	4,000	(28)	0	0
Russian Rubles/Euro	1,703	7	0	0

Total	$2,039,415	$(24,345)	$810,703	$12,872

(1)	Represents the net receivable/(payable) included in our Condensed Consolidated Balance Sheets.

Cash Flow Hedges

We designate a portion of our foreign exchange contracts as cash flow hedges of foreign currency denominated purchases. As of December 31, 2013 and June 30, 2013, we had $1,505.6 million and $479.8 million of forward contracts maturing through June 2018 and June 2014, respectively. These contracts are recorded at fair value in the accompanying Condensed Consolidated Balance Sheets. During the six months ended December 31, 2013, we changed our election to now include forward points in our effectiveness assessment. Prior to this change, the changes in fair value for these contracts were calculated on a spot to spot rate basis. Effective September 30, 2013, the changes in fair value for these contracts are calculated on a forward to forward rate basis. These changes in fair value are reported in AOCI and are reclassified to either Cost of sales or Selling, general and administrative expenses (“SG&A”), depending on the nature of the underlying asset or liability that is being hedged, in our Condensed Consolidated Statements of Income, in the period or periods during which the underlying transaction occurs.

Changes in the fair value of the derivatives are highly effective in offsetting changes in the cash flows of the hedged items because the amounts and the maturities of the derivatives approximate those of the forecasted exposures. Any ineffective portion of the derivative is recognized in the current period in our Condensed Consolidated Statements of Income, in the same line item in which the foreign currency gain or loss on the underlying hedged transaction was recorded. We recognized $0.9 million and $1.1 million of ineffectiveness in our Condensed Consolidated Statements of Income in the three and six months ended December 31, 2013, respectively. No amount of ineffectiveness was recognized in our Condensed Consolidated Statements of Income in the three and six months ended December 31, 2012. Prior to September 30, 2013, all components of each derivative’s gain or loss, with the exception of forward points (see below), were included in the assessment of hedge ineffectiveness. Effective September 30, 2013, we changed our election and now include forward points in our effectiveness assessment. At December 31, 2013 and June 30, 2013, the fair values of these contracts were a net liability of $27.4 million and a net asset of $11.6 million, respectively. The amount associated with these hedges that is expected to be reclassified from AOCI to earnings within the next 12 months is a loss of $13.2 million.

Prior to September 30, 2013 we elected to exclude forward points from the effectiveness assessment. At the end of the reporting period, we calculated the excluded amount, which is the fair value relating to the change in forward points that is recorded in current earnings as Foreign exchange losses, net in our Condensed Consolidated Statements of Income. For the six months ended December 31, 2013 and 2012, we recognized $0.6 million and $1.4 million of net gains related to the change in forward points, respectively.

Economic Hedges

When hedge accounting is not applied to derivative contracts, or after former cash flow hedges have been de-designated as balance sheet hedges, we recognize the gain or loss on the associated contracts directly in current period earnings in our Condensed Consolidated Statements of Income as either Foreign exchange losses, net or Cost of sales according to the underlying exposure. As of December 31, 2013 and June 30, 2013, we had $533.8 million and $330.9 million, respectively, of forward contracts maturing through June 2014 and October 2013, respectively, in various currencies to hedge foreign currency denominated intercompany loans and other foreign currency denominated assets. At December 31, 2013 and June 30, 2013, the fair values of these contracts were net assets of $3.0 million and $1.2 million, respectively. Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans and other foreign denominated assets in Foreign exchange losses, net in our Condensed Consolidated Statements of Income.

Interest Rate Risk Management

We had one interest rate swap contract which matured on September 30, 2013 with a notional amount of $19.7 million at June 30, 2013, in order to manage our interest rate exposure and effectively convert interest on an operating lease from a variable rate to a fixed rate. The objective of the swap was to offset changes in rent expenses caused by interest rate fluctuations. The interest rate swap contract was designated as a cash flow hedge. At the end of each reporting period, the discounted fair value of the swap contract was calculated and recorded in AOCI and reclassified to rent expense, within SG&A in our Condensed Consolidated Statements of Income, in the then current period. If the hedge was determined to be ineffective, the ineffective portion would have been reclassified from AOCI and recorded as rent expense, within SG&A. For the six months ended December 31, 2013 and for the three and six months ended December 31, 2012 we recognized an immaterial amount of ineffectiveness in our Condensed Consolidated Statements of Income. All components of the derivative were included in the assessment of the hedges’ effectiveness.

Fair Value of Derivatives

The following tables provide a summary of the fair value amounts of our derivative instruments as of December 31, 2013 and June 30, 2013:

		Fair Value
	Balance Sheet Location	December 31, 2013	June 30, 2013
Derivatives Designated as Cash Flow Hedges, Gross:
Other assets:
Foreign exchange contracts	Other current assets	$600	$11,812
Other liabilities:
Foreign exchange contracts	Accrued liabilities	27,956	169
Interest rate swap	Accrued liabilities	0	320

Total liabilities		27,956	489

Net (liability)/asset for derivatives designated as hedging instruments		(27,356)	11,323

Derivatives Designated as Economic Hedges, Gross:
Other assets:
Foreign exchange contracts	Other current assets	8,083	3,069
Other liabilities:
Foreign exchange contracts	Accrued liabilities	5,072	1,840

Net asset for economic hedges:		3,011	1,229

Total net derivative (liability)/asset		$(24,345)	$12,552

Derivative Activity

The following tables show derivative activity for derivatives designated as cash flow hedges for the three months ended December 31, 2013 and 2012:

Derivative	Location of Derivative Gain/(Loss) Recognized in Income	Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion)		Gain/(Loss) from Amounts Excluded from Effectiveness Testing
		Three Months Ended December 31,
		2013	2012	2013	2012	2013	2012
Foreign exchange contracts	Cost of sales	$(1,483)	$9,931	$(905)	$0	$0	$0
Foreign exchange contracts	SG&A	0	141	0	0	0	0
Foreign exchange contracts	Foreign exchange losses, net	0	0	0	0	58	841
Interest rate swap	SG&A	0	(192)	0	(1)	0	0

Total cash flow hedges		$(1,483)	$9,880	$(905)	$(1)	$58	$841

Derivative	Gain/(Loss) Recognized in AOCI (Effective Portion)
	Three Months Ended December 31,
	2013	2012
Foreign exchange contracts	$(19,904)	$(9,484)
Interest rate swap	0	(24)

Total cash flow hedges	$(19,904)	$(9,508)

The following table shows derivative activity for derivatives designated as cash flow hedges for the six months ended December 31, 2013 and 2012:

Derivative	Location of Derivative Gain/(Loss) Recognized in Income	Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion)		Gain/(Loss) from Amounts Excluded from Effectiveness Testing
		Six Months Ended December 31,
		2013	2012	2013	2012	2013	2012
Foreign exchange contracts	Cost of sales	$(546)	$27,765	$(1,129)	$0	$0	$0
Foreign exchange contracts	SG&A	0	78	0	0	0	0
Foreign exchange contracts	Foreign exchange losses, net	0	0	0	0	578	1,395
Interest rate swap	SG&A	(192)	(365)	(1)	(3)	0	0

Total cash flow hedges		$(738)	$27,478	$(1,130)	$(3)	$578	$1,395

Derivative	Gain/(Loss) Recognized in AOCI (Effective Portion)
	Six Months Ended December 31,
	2013	2012
Foreign exchange contracts	$(39,717)	$(11,148)
Interest rate swap	35	(86)

Total cash flow hedges	$(39,682)	$(11,234)

The following table summarizes gains and losses from our derivative instruments that are not designated as hedging instruments for the three and six months ended December 31, 2013 and 2012:

		Three Months Ended December 31,		Six Months Ended December 31,
Derivative	Location of Derivative Gain/(Loss)	2013	2012	2013	2012
Foreign exchange contracts – forwards	Cost of sales	$(1,927)	$(3,314)	$(5,436)	$(5,172)
Foreign exchange contracts – forwards	Foreign exchange gains, net	4,139	2,363	13,373	2,752

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

The following table provides the fair value hierarchy for assets and liabilities measured on a recurring basis.

	Fair Value at December 31, 2013			Fair Value at June 30, 2013
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets/(Liabilities)
Short-term investments	$0	$0	$0	$10,008	$0	$0
Available-for-sale securities	2,337	0	0	2,149	0	0
Foreign exchange contracts	0	(24,345)	0	0	12,872	0
Interest rate swap	0	0	0	0	(320)	0
Pension assets	7,257	0	0	6,801	0	0
Contingent consideration	0	0	(6,525)	0	0	(228)

Net asset/(liability)	$9,594	$(24,345)	$(6,525)	$18,958	$12,552	$(228)

	Total Losses (Gains) for the Three Months Ended December 31,		Total Losses (Gains) for the Six Months Ended December 31,
Description of Liability	2013	2012	2013	2012
Contingent Consideration	$16	$(12,500)	$16	$(12,500)

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

Contingent Consideration: Substantially all of our contingent consideration is related to an earn-out related to our acquisition of Duran. We use a probability-weighted discounted cash flow approach (a form of the income approach) in determining the fair value of the contingent consideration. The principal inputs to the approach include our expectations of Duran gross profit (“Duran Gross Profit”), through June 30, 2020 and a discount rate that begins with our weighted average cost of capital and adjusts for the risks associated with the underlying Duran Gross Profit outcome, the functional form of the payout and our credit risk associated with making the payment. Refer to Note 23 – Acquisitions for more information on the contingent consideration.

We also have contingent consideration related to an earn-out related to the acquisition of substantially all of the assets of Interchain. We calculate the contingent consideration based on the probability of actual revenue performance. Given the use of significant inputs that are not observable in the market, the contingent liability is classified within Level 3 of the fair value hierarchy.

In the three and six months ended December 31, 2012, we revised our estimate of the contingent consideration liability related to the acquisition of MWM Acoustics LLC and certain related entities (“MWM Acoustics”) and reduced the liability by $12.5 million which was recognized within SG&A in our Condensed Consolidated Statements of Income.

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

The following table provides the carrying value for assets and liabilities measured on a non-recurring basis, all of which are measured under Level 3 of the fair value hierarchy, and the losses recorded during the periods presented. There were no losses recognized in the three and six months ended December 31, 2013 and 2012.

Description of Assets	December 31, 2013	June 30, 2013
Equity method investments	$1,496	$1,660
Goodwill	251,370	234,342
Long-lived assets	508,670	485,296

Total	$761,536	$721,298

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

Note 15 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of the following:

	Three Months Ended December 31, 2013		Three Months Ended December 31, 2012		Six Months Ended December 31, 2013		Six Months Ended December 31, 2012
	Pre-Tax	Net of Tax	Pre-Tax	Net of Tax	Pre-Tax	Net of Tax	Pre-Tax	Net of Tax
Foreign currency translation gains	$8,096	$8,096	$15,264	$15,264	$42,181	$42,181	$24,470	$24,470

Unrealized gains (losses) on hedging derivatives:
Gains (losses) reclassified from AOCI into income (effective portion) (1)	1,483	1,106	(9,931)	(7,160)	546	407	(27,765)	(20,133)
Gains reclassified from AOCI into income (effective portion) (2)	0	0	51	36	192	143	287	208
Gains (losses) reclassified from AOCI into income (ineffective portion) (1)	905	675	0	0	1,129	842	0	0
Gains reclassified from AOCI into income (ineffective portion) (2)	0	0	1	1	1	1	3	2
Losses recognized in AOCI (effective portion)	(19,904)	(14,877)	(9,508)	(6,890)	(39,682)	(29,634)	(11,234)	(8,146)
Other (losses) gains	(905)	(675)	20	14	(1,163)	(866)	31	23

Unrealized losses on hedging derivatives	(18,421)	(13,771)	(19,367)	(13,999)	(38,977)	(29,107)	(38,678)	(28,046)
Pension liability adjustment:
Amortization of prior service cost (3)	250	83	291	221	500	243	584	406
Amortization of net loss (3)	760	237	970	726	1,514	736	1,937	1,348
Expected return on plan assets (3)	(64)	(13)	(73)	(46)	(126)	(61)	(145)	(101)
Tax rate change (4)	0	0	0	0	0	0	0	719
Other losses(5)	(288)	84	(16)	(16)	(1,211)	(589)	(294)	(204)

Pension liability adjustment	658	391	1,172	885	677	329	2,082	2,168
Unrealized gains on available-for-sale securities	165	104	242	32	175	111	351	141

Other comprehensive (loss) income	$(9,502)	$(5,180)	$(2,689)	$2,182	$4,056	$13,514	$(11,775)	$(1,267)

(1)	Reclassified to Cost of sales in our Condensed Consolidated Statements of Income. Refer to Note 13 – Derivatives for more information.
(2)	Reclassified to SG&A in our Condensed Consolidated Statements of Income. Refer to Note 13 – Derivatives for more information.
(3)	Reclassified to SG&A in our Condensed Consolidated Statements of Income. Refer to Note 17 – Retirement Benefits for more information.
(4)	Impact on deferred taxes due to tax rate changes in certain jurisdictions.
(5)	Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits included in AOCI.

AOCI: At December 31, 2013 and June 30, 2013 AOCI consisted of the following:

Income/(Loss):	December 31, 2013	June 30, 2013
Cumulative translation adjustment	$93,454	$51,273
Pension liability adjustment	(36,390)	(36,719)
Unrealized (losses) gains on hedging derivatives	(22,078)	7,029
Unrealized gains on available-for-sale securities	328	217

Total AOCI	$35,314	$21,800

We had approximately $2.3 million and $2.1 million of investments at December 31, 2013 and June 30, 2013, respectively, included in Other current assets in our Condensed Consolidated Balance Sheets that have been classified as available-for-sale securities. These securities are recorded at fair value with realized gains and losses recorded in income and unrealized gains and losses recorded in AOCI, net of taxes.

Note 16 – Restructuring Program

Our restructuring program that is designed to improve our global footprint, cost structure, technology portfolio, human resources and internal processes continues.

For the three and six months ended December 31, 2013 and 2012, we continued to refine and expand on activities launched in prior years. During the three and six months ended December 31, 2013, we launched additional programs to drive functional efficiencies and improve our cost structure and global footprint. No significant new programs were launched during the three and six months ended December 31, 2012.

A summary and components of our restructuring initiatives are presented below and include accruals for new programs as well as revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Severance Related Costs	Third Party Contractor Termination Costs	Facility Closure and Other Related Costs	Asset Impairments(1)	Total
Liability, June 30, 2013	$23,563	$1,014	$33,848	$0	$58,425
Expense (2)	18,353	4,286	2,875	3,455	28,969
Accumulated depreciation offset	0	0	0	(3,455)	(3,455)
Payments	(16,079)	(4,828)	(4,865)	0	(25,772)
Foreign currency translation	1,174	50	1,448	0	2,672

Liability, December 31, 2013	$27,011	$522	$33,306	$0	$60,839

Liability, June 30, 2012	$19,938	$17	$10,839	$0	$30,794
Expense (2)	(902)	4	969	995	1,066
Accumulated depreciation offset	0	0	0	(995)	(995)
Payments	(6,774)	(22)	(2,414)	0	(9,210)
Foreign currency translation	513	1	(1)	0	513

Liability, December 31, 2012	$12,775	$0	$9,393	$0	$22,168

(1)	Credits related to restructuring charges for accelerated depreciation and inventory provisions are recorded against the related assets in Property, plant and equipment, net or Inventories in our Condensed Consolidated Balance Sheets and do not impact the restructuring liability.
(2)	Restructuring expenses noted above are primarily in SG&A in our Condensed Consolidated Statements of Income. Asset impairments which consist of accelerated depreciation and inventory provisions are primarily in Cost of sales in our Condensed Consolidated Statements of Income.

Restructuring liabilities are recorded in Accrued liabilities and Other non-current liabilities in our Condensed Consolidated Balance Sheets.

Restructuring expenses by reporting business segment are presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Infotainment	$(2,881)	$(565)	$17,850	$(295)
Lifestyle	4,808	858	5,691	751
Professional	1,572	(436)	1,973	(385)
Other	0	0	0	0

Total	3,499	(143)	25,514	71
Asset Impairments	1,435	955	3,455	995

Total	$4,934	$812	$28,969	$1,066

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

The following table presents the components of net periodic benefit cost for the three and six months ended December 31, 2013 and 2012:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Service cost	$634	$544	$1,244	$1,074
Interest cost	1,807	1,777	3,583	3,526
Expected return on plan assets	(64)	(73)	(126)	(145)
Amortization of prior service cost	253	291	500	584
Amortization of net loss	760	969	1,514	1,936

Net periodic benefit cost	$3,390	$3,508	$6,715	$6,975

During the three months ended December 31, 2013 and 2012, we made contributions of $2.7 million and $1.8 million, respectively, to the defined benefit pension plans which were paid to participants. During the six months ended December 31, 2013 and 2012, we made contributions of $4.9 million and $4.2 million, respectively, to the defined benefit pension plans which were paid to participants. We expect to make approximately $4.4 million in contributions for the remainder of the fiscal year ending June 30, 2014.

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

The following table reports Net sales and Operating income (loss) by each reporting segment for the three and six months ended December 31, 2013 and 2012:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net sales:
Infotainment	$690,704	$540,303	$1,330,457	$1,100,827
Lifestyle	429,737	371,576	764,225	663,274
Professional	207,479	143,506	404,910	287,185
Other	104	257	237	2,549

Total	$1,328,024	$1,055,642	$2,499,829	$2,053,835

Operating income (loss):
Infotainment	$62,691	$30,251	$95,118	$74,925
Lifestyle	51,103	49,832	92,343	87,091
Professional	25,404	19,742	51,884	39,513
Other	(37,342)	(31,443)	(68,107)	(54,056)

Total	$101,856	$68,382	$171,238	$147,473

Note 19 – Significant Customers

Presented below are the percentages of net sales to, and net accounts receivables due from, customers who represent ten percent or more of our net sales or net accounts receivable, as follows:

	Net Sales		Accounts Receivable, Net
	Six Months Ended December 31,		December 31,	June 30,
	2013	2012	2013	2013
BMW	17%	20%	10%	12%
Chrysler	13%	8%	14%	12%
Audi/Volkswagen	12%	13%	6%	9%
Toyota	9%	10%	5%	6%
Other customers	49%	49%	65%	61%

Total	100%	100%	100%	100%

We anticipate that BMW, Chrysler, Audi/Volkswagen and Toyota will continue to account for a significant portion of our net sales and net accounts receivable for the foreseeable future. Our customers are not obligated to any long-term purchases of our products.

Note 20 – Commitments and Contingencies

At December 31, 2013, we were subject to legal claims and litigation arising in the ordinary course of business, including the matters described below. The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial condition, results of operations or cash flows.

In re Harman International Industries, Inc. Securities Litigation

On October 1, 2007, a purported class action lawsuit was filed by Cheolan Kim (the “Kim Plaintiff”) against Harman and certain of our officers in the United States District Court for the District of Columbia (the “Court”) seeking compensatory damages and costs on behalf of all persons who purchased our common stock between April 26, 2007 and September 24, 2007 (the “Class Period”). The original complaint alleged claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder.

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

On September 5, 2012, the Court heard oral argument on defendants’ motion to dismiss. At the request of the Court, on September 24, 2012, each side submitted supplemental briefing on defendants’ motion to dismiss. The motion is now fully briefed. As of December 31, 2013, the case remained pending before the Court.

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

Infotainment Supply Arrangements

We have arrangements with our infotainment customers to provide products that meet predetermined technical specifications and delivery dates. In the event that we do not satisfy the performance obligations under these arrangements, we may be required to indemnify the customer. We accrue for any loss that we expect to incur under these arrangements when that loss is probable and can be reasonably estimated. We recognized a gain of zero and $6.1 million in the three and six months ended December 31, 2013, respectively relating to losses that we no longer expect to occur. We did not incur any losses under these arrangements in the three and six months ended December 31, 2012. An inability to meet performance obligations on infotainment platforms to be delivered in future periods could adversely affect our results of operations, cash flows and financial condition.

Customs NAFTA Preferential Tariff Treatment

We are in the process of submitting a prior disclosure (“Prior Disclosure”) related to our compliance with U.S. Customs regulations for our fiscal years 2008 through 2013. This Prior Disclosure addresses several areas of review including our compliance with (a) the North American Free Trade Agreement (“NAFTA”), (b) classification, (c) quantity, and (d) valuation, as defined by U.S. Customs. During the six months ended December 31, 2013, we continued our analysis and have estimated that our potential liability including interest related to this Prior Disclosure is approximately $27 million and this amount has been accrued for in our Condensed Consolidated Balance Sheets as of December 31, 2013 and June 30, 2013.

We regularly import goods that qualify for preferential duty claims pursuant to NAFTA. NAFTA requires that an importer have a valid NAFTA Certificate of Origin in its possession at the time it makes a preferential duty claim. Our review of our compliance with the NAFTA area of review has preliminarily determined that a number of preferential duty claims were made without first obtaining the required NAFTA certificate. U.S. Customs regulations, however, permit discretion to waive this requirement if the imported goods qualify for NAFTA preferential tariff treatment. We were advised in the fourth quarter of fiscal year 2013 that U.S. Customs has changed its internal practice and now intends to restrict the exercise of this discretion in this area. We believe that we will ultimately be able to demonstrate that a substantial amount of the goods imported qualified for NAFTA preferential tariff treatment. We intend to vigorously pursue a waiver of the NAFTA certificate requirement to minimize the duty and interest paid related to these claims, however, there is no assurance that we will prevail in obtaining this waiver. Our current estimate, including interest, of goods imported that do not qualify for NAFTA preferential tariff treatment is approximately $6.1 million, which is a component of the $27 million accrual referred to above. In October 2013, we submitted our Prior Disclosure supplement relating to our review of our compliance with NAFTA and remitted payment of approximately $5.7 million in November 2013. In December 2013, we submitted an additional Prior Disclosure supplement addressing other areas of our review and as a result we expect to remit payment of approximately $2.7 million by January 2014. We expect to be complete with the other areas of review by June 2014.

Note 21 – Related Party Transactions

In December 2009, we entered into a three-year agreement for engineering and software development services with Neusoft Corporation (“Neusoft”), a Shanghai exchange listed technology solutions provider. A member of our Board of Directors is the Chairman and CEO of Neusoft. On April 20, 2010, our subsidiary, IS entered into an asset purchase and business transfer agreement (the “Asset Purchase Agreement”) with Neusoft Technology Solutions GmbH (“Neusoft Technology”), which is a subsidiary of Neusoft, for the sale of certain tangible assets located at IS’s facility in Hamburg, Germany. This transaction closed on June 1, 2010. As part of the Asset Purchase Agreement, IS and Neusoft Technology entered into a five-year agreement for engineering and software development services related to IS’s vehicle navigation business (the “Services Agreement”). Under the terms of the Asset Purchase Agreement, IS transferred at closing certain tangible assets and employment relationships to Neusoft Technology and received consideration of €6.0 million. Our indirect wholly-owned subsidiary, Harman Becker Automotive Systems GmbH (“HBAS”) and Neusoft Europe AG, a subsidiary of Neusoft, are guarantors under the terms of the Asset Purchase Agreement and the Services Agreement.

In the first quarter of fiscal year 2013, we entered into a contract with Neusoft to develop certain software to be integrated into certain infotainment platforms for a customer. In the third quarter of fiscal year 2013, we entered into a separate contract with Neusoft to develop digital map databases. As of December 31, 2013 and June 30, 2013, we have paid Neusoft approximately $10.1 million (€7.4 million) and $7.7 million (€5.8 million), respectively, which we have classified as a Current asset in our Condensed Consolidated Balance Sheets. Upon acceptance of the purchased software, which we expect to occur in the third quarter of fiscal year 2014, the asset will be reclassified as capitalized software and will be amortized over the future revenue stream of the products to which it relates.

During the three months ended December 31, 2013 and 2012, we incurred total expenses of $8.3 million and $8.6 million, respectively, for engineering and software development services with Neusoft Technology and Neusoft. During the six months ended December 31, 2013 and 2012, we incurred total expenses of $16.0 million and $15.5 million, respectively, for engineering and software development services with Neusoft Technology and Neusoft.

Note 22 – Transfer of Ownership of Manufacturing Facility

On April 10, 2013 (the “Schaidt Agreement Date”), HBAS, entered into an agreement to transfer the ownership of an automotive manufacturing plant in Germany to a third party, Schaidt KG. Schaidt KG will manufacture and supply products for HBAS based on HBAS’s orders. As consideration for the assumption by Schaidt KG of certain of HBAS’s obligations, HBAS has agreed to pay Schaidt KG €41.1 million, or approximately $53.5 million, plus a bonus of €4.0 million, or approximately $5.2 million, if Schaidt KG meets certain supply obligations, as defined in the agreement. We have determined that the transfer of the manufacturing plant assets cannot be accounted for as a sale since Schaidt KG does not have adequate initial or ongoing investment in the manufacturing plant, and because we will maintain a level of continued involvement such that the risks of ownership have not transferred. During the six months ended December 31, 2013, no further payments were made nor were any expenses recognized related to the payment obligations that have been made or which are deemed probable of being made to Schaidt KG to indemnify them for their assumption of certain of our obligations. Approximately €19.9 million, or approximately $27.4 million of accrued indemnification payments are expected to be paid over the next two years and are accrued as accrued liabilities or other non-current liabilities in our Condensed Consolidated Balance Sheet at December 31, 2013, based on the expected timing. We have revised our estimated useful life of the transferred manufacturing assets to accelerate the depreciation over the expected term of the manufacturing arrangement. Approximately €1.0 million or $1.4 million and €2.0 million or $2.7 million of accelerated depreciation was recorded during the three and six months ended December 31, 2013, respectively. As a result, the manufacturing plant assets will be included in our consolidated financial statements indefinitely from the Schaidt Agreement Date forward unless future circumstances warrant a change.

Note 23 – Acquisitions

Acquisition of Duran Audio BV

On October 17, 2013, (the “Duran Acquisition Date”), we acquired all of the outstanding shares of Duran, a developer of professional audio products, for a total purchase price of €18.0 million, or approximately $24.4 million (the “Duran Acquisition”), subject to both a net debt and working capital adjustment (the “Duran Adjustments”). On the Duran Acquisition Date, we paid approximately €0.6 million, or approximately $0.7 million, for the estimated net debt adjustment. The adjustments are currently being finalized. The Duran Acquisition is subject to a 12 percent indemnification holdback which is payable contingent on the outcome of certain events over the next 18 months. The Duran Acquisition is also subject to an earn-out of a maximum of €12.0 million, or approximately $16.4 million, based on our expectations of the Duran Gross Profit, during the period commencing on the Duran Acquisition Date through June 30, 2020. Our preliminary valuation of the contingent consideration is €4.7 million or approximately $6.4 million.

The total cost of the Duran Acquisition, including the fair value of the contingent consideration, was allocated on a preliminary basis, subject to final allocation, to the assets acquired and liabilities assumed based on their fair values at the Duran Acquisition Date, as follows:

October 17, 2013
Cash and cash equivalents	$937
Accounts receivable	1,400
Inventories	2,927
Other current assets	122

Current assets	5,386
Property, plant and equipment	642
Goodwill	15,929
Intangibles	13,907

Total assets	35,864

Accounts payable	334
Accrued liabilities	561

Total current liabilities	895
Other noncurrent liabilities	3,476

Total liabilities	4,371

Net assets	$31,493

Based on our preliminary valuation, goodwill and intangibles were recorded in connection with the Duran Acquisition based on third-party valuations and management’s estimates for those acquired intangible assets. The valuation of the acquired net assets is subject to change as we obtain additional information for our estimates during the measurement period. The primary areas of those purchase price allocations that are not yet finalized relate to identifiable intangible assets, contingent consideration and residual goodwill. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Of the $15.9 million of goodwill recognized, none is deductible for tax purposes. Intangible assets include technology of $11.5 million with an approximate useful life of five years, customer relationships of $2.3 million with approximate useful lives ranging from nine months to two years, and a tradename of $0.1 million with an approximate useful life of one year. We also recorded an adjustment of $0.6 million to Inventories to adjust the opening balance to fair value. This fair value adjustment will be amortized over 8.5 months through Cost of Sales. Expenses of $0.3 million were recognized in connection with this acquisition and are included in SG&A in our Condensed Consolidated Statements of Income for the three and six months ended December 31, 2013. The operating results of Duran are included in our condensed consolidated financial statements within our Professional segment. Pro forma financial information has not been provided as the Duran Acquisition is not material to our results of operations.

Interchain

On July 31, 2012, we entered into an agreement to purchase certain assets and liabilities of Interchain (the “Interchain Acquisition”), a technology product company that specializes in developing telematics, fleet management, Android® based in-vehicle infotainment and location-based solutions, for a purchase price of 45 million Indian Rupees or approximately $0.8 million, of which $0.3 million was paid on July 31, 2012 and $0.5 million was paid on October 13, 2012, which is the date the transaction closed (the “Interchain Acquisition Date”). The Interchain Acquisition is also subject to a 50 million Indian Rupee earn-out (approximately $0.9 million) which is payable upon the achievement of certain financial targets in the 12 month periods ending September 1, 2013 and September 2, 2014, which we recorded as a $0.2 million and $0.3 million Non-current liability in our Condensed Consolidated Balance Sheets at December 31, 2013 and June 30, 2013, respectively, based upon management’s estimate of its fair value. The total cost of the Interchain Acquisition including the fair value of the earn-out, was allocated to the assets acquired and liabilities assumed based on their fair values at the Interchain Acquisition Date. Goodwill of $0.6 million and intangibles of $0.4 million were recorded in connection with the acquisition. The operating results of the Interchain Acquisition are included in our Infotainment segment. Pro-forma financial information has not been presented as the Interchain Acquisition is not material to our results of operations.

Note 24 – Subsequent Events

Dividend Declaration

On January 30, 2014 we declared a cash dividend of $0.30 per share for the quarter ended December 31, 2013. The quarterly dividend will be paid on February 25, 2014 to each stockholder of record as of the close of business on February 10, 2014.

In re Harman International Industries, Inc. Securities Litigation

On January 17, 2014, Judge Rudolph Contreras granted our motion to dismiss, without prejudice, in the In Re Harman International Industries, Inc. Securities Litigation. Refer to Note 20 – Commitments and Contingencies for more information.

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

Our products are sold worldwide, with the largest markets located in the United States and Germany. In the United States, our primary manufacturing facilities are located in Kentucky, Indiana and Utah. Outside of the United States, we have manufacturing facilities in Austria, Brazil, China, Hungary, France, Germany, Mexico, Denmark, the Netherlands and the United Kingdom.

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

We believe significant opportunities exist to grow our business in all three of our business segments in emerging markets such as Brazil, Russia, India and China (“BRIC”). During the three months ended December 31, 2013, sales increased in these emerging markets to $191.8 million, an increase of $63.9 million, over the prior fiscal year. Excluding China, the BRIC countries sales increased $10.3 million to $51.8 million, an increase of 24.7 percent during the three months ended December 31, 2013, compared to the same period in the prior fiscal year. During the six months ended December 31, 2013, sales increased in these emerging markets to $332.7 million, an increase of $64.0 million, over the prior fiscal year. Excluding China, the BRIC countries sales increased $12.7 million to $93.4 million, an increase of 15.7 percent during the six months ended December 31, 2013, compared to the same period in the prior fiscal year. We expect our market share to continue to grow significantly in these countries.

We continue to roll out our global marketing campaign featuring some of the world’s most prominent artists and celebrities such as Maroon 5, Linkin Park, Mariano Rivera and Tim McGraw, in order to increase brand awareness and support growth and market share gains across our entire business.

Critical Accounting Policies

Recently Adopted Accounting Standards

For the six months ended December 31, 2013, there were no significant changes to our critical accounting policies and estimates from those disclosed in the consolidated financial statements and the related notes included in our 2013 Annual Report, except for recently adopted accounting standards disclosed in Note 2 – New Accounting Standards in the Notes to the Condensed Consolidated Financial Statements for the six months ended December 31, 2013.

Recently Issued Accounting Standards

Refer to Note 2 – New Accounting Standards in the Notes to the Condensed Consolidated Financial Statements for a summary of recently issued accounting standards.

Results of Operations

Net Sales

Net sales for the three months ended December 31, 2013 were $1.328 billion compared to $1.056 billion in the same period in the prior year, an increase of 25.8 percent or an increase of 23.3 percent excluding foreign currency translation. Net sales increased in all of our segments. The increase was primarily due to new scalable infotainment business, the acquisition of Martin Professional A/S (“Martin”), higher automotive production volumes, higher home and multimedia sales, improved economic conditions in Europe and favorable foreign currency translation of $21.6 million.

Net sales for the six months ended December 31, 2013 were $2.500 billion compared to $2.054 billion in the same period in the prior year, an increase of 21.7 percent or an increase of 18.9 percent excluding foreign currency translation. Net sales increased in all of our segments. The increase was primarily due to new scalable infotainment business, the acquisition of Martin, higher automotive production volumes, higher home and multimedia sales, improved economic conditions in Europe and favorable foreign currency translation of $48.0 million.

A summary of our net sales by business segment is presented below:

	Three Months Ended December 31,				Six Months Ended December 31,
	2013	%	2012	%	2013	%	2012	%
Net sales:
Infotainment	$690,704	52.0%	$540,303	51.0%	$1,330,457	53.2%	$1,100,827	53.6%
Lifestyle	429,737	32.4%	371,576	35.0%	764,225	30.6%	663,274	32.3%
Professional	207,479	15.6%	143,506	14.0%	404,910	16.2%	287,185	14.0%
Other	104	0.0%	257	0.0%	237	0.0%	2,549	0.1%

Total	$1,328,024	100.0%	$1,055,642	100%	$2,499,829	100.0%	$2,053,835	100.0%

Infotainment – Net sales for the three months ended December 31, 2013 increased $150.4 million, or 27.8 percent, compared to the same period in the prior year, and increased 23.9 percent excluding foreign currency translation. The increase in net sales was driven by increases in new scalable infotainment systems and higher take rates, higher automotive production volumes, the extension of product launches across car lines, improved economic conditions in Europe and favorable foreign currency translation of $17.4 million.

Net sales for the six months ended December 31, 2013 increased $229.6 million, or 20.9 percent, compared to the same period in the prior year, and increased 16.6 percent excluding foreign currency translation. The increase in net sales was driven by increases in new scalable infotainment systems and higher take rates, higher automotive production volumes, the expansion of product launches across car lines, improved economic conditions in Europe and favorable foreign currency translation of $40.6 million.

Lifestyle – Net sales for the three months ended December 31, 2013 increased $58.2 million, or 15.7 percent, compared to the same period in the prior year, and increased 13.9 percent excluding foreign currency translation. The increase in net sales was driven by higher home and multimedia sales as a result of higher automotive production volumes and increased take rates, the impact of our marketing initiatives, higher automotive audio sales, improved economic conditions in Europe and favorable foreign currency translation of $5.6 million.

Net sales for the six months ended December 31, 2013 increased $101.0 million, or 15.2 percent, compared to the same period in the prior year, and increased 13.5 percent excluding foreign currency translation. The increase in net sales was driven by higher home and multimedia sales, higher automotive audio sales, improved economic conditions in Europe and favorable foreign currency translation of $10.0 million.

Professional – Net sales for the three months ended December 31, 2013 increased $64.0 million, or 44.6 percent, compared to the same period in the prior year, and increased 46.0 percent excluding foreign currency translation. The increase in net sales was driven by the Martin acquisition, as well as higher sales in all our business units, increased demand for audio products, improved economic conditions in Europe, partially offset by unfavorable foreign currency translation of $1.4 million.

Net sales for the six months ended December 31, 2013 increased $117.7 million, or 41.0 percent, compared to the same period in the prior year, and increased 42.3 percent excluding foreign currency translation. The increase in net sales was driven by the Martin acquisition, as well as higher sales in all our business units, increased demand for audio products, improved economic conditions in Europe, partially offset by unfavorable foreign currency translation of $2.6 million.

Gross Profit

Gross profit as a percentage of net sales increased 2.9 percentage points to 28.6 percent for the three months ended December 31, 2013 compared to 25.7 percent of net sales in the same period in the prior year. The increase in overall gross profit as a percentage of net sales was in our Infotainment and Lifestyle segments due to improved leverage of fixed costs over a higher net sales base and lower costs due to productivity initiatives and favorable product mix. Our gross profit as a percentage of net sales decreased in our Professional segment due to the inclusion of Martin in the three months ended December 31, 2013.

Gross profit as a percentage of net sales increased 1.2 percentage points to 28.0 percent for the six months ended December 31, 2013 compared to 26.8 percent of net sales in the same period in the prior year. The increase in overall gross profit as a percentage of net sales was in our Infotainment and Lifestyle segments due to improved leverage of fixed costs over a higher net sales base and lower costs due to productivity initiatives and favorable product mix. Our gross profit as a percentage of net sales decreased in our Professional segment due to the inclusion of Martin in the six months ended December 31, 2013.

A summary of our gross profit by business segment is presented below:

	Three Months Ended December 31,				Six Months Ended December 31,
	2013	Percentage of Net Sales	2012	Percentage of Net Sales	2013	Percentage of Net Sales	2012	Percentage of Net Sales
Gross profit:
Infotainment	$165,162	23.9%	$113,163	20.9%	$306,504	23.0%	$241,658	22.0%
Lifestyle	136,439	31.7%	102,401	27.6%	243,319	31.8%	196,715	29.7%
Professional	77,671	37.4%	55,967	39.0%	150,982	37.3%	111,207	38.7%
Other	178	*	262	*	294	*	460	*

Total	$379,450	28.6%	$271,793	25.7%	$701,099	28.0%	$550,040	26.8%

*	Percent not meaningful.

Infotainment – Gross profit as a percentage of net sales increased 3.0 percentage points to 23.9 percent for the three months ended December 31, 2013 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was primarily due to improved leverage of fixed costs over a higher net sales base and lower costs due to productivity initiatives and increased mix of scalable infotainment systems.

Gross profit as a percentage of net sales increased 1.0 percentage point to 23.0 percent for the six months ended December 31, 2013 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was primarily due to improved leverage of fixed costs over a higher net sales base and lower costs due to productivity initiatives and favorable product mix.

Lifestyle – Gross profit as a percentage of net sales increased 4.1 percentage points to 31.7 percent for the three months ended December 31, 2013 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was due to improved leverage of fixed costs over a higher net sales base and lower costs due to productivity initiatives.

Gross profit as a percentage of net sales increased 2.1 percentage points to 31.8 percent for the six months ended December 31, 2013 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was due to improved leverage of fixed costs over a higher net sales base and lower costs due to productivity initiatives.

Professional – Gross profit as a percentage of net sales decreased 1.6 percentage points to 37.4 percent for the three months ended December 31, 2013 compared to the same period in the prior year. The decrease in gross profit as a percentage of net sales was primarily due to the inclusion of Martin in the three months ended December 31, 2013, partially offset by lower manufacturing expenses resulting from cost saving initiatives.

Gross profit as a percentage of net sales decreased 1.4 percentage points to 37.3 percent for the six months ended December 31, 2013 compared to the same period in the prior year. The decrease in gross profit as a percentage of net sales was primarily due to the inclusion of Martin in the six months ended December 31, 2013, partially offset by lower manufacturing expenses resulting from cost saving initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $277.6 million for the three months ended December 31, 2013 compared to $203.4 million in the same period in the prior year, an increase of $74.2 million. As a percentage of net sales, SG&A increased 1.6 percentage points in the three months ended December 31, 2013 compared to the same period in the prior year. The increase in SG&A was primarily in support of increased net sales, a reduction of $12.5 million in contingent consideration in the prior year related to the acquisition of Harman Embedded Audio, LLC (formerly known as MWM Acoustics LLC) and certain related entities (“MWM Acoustics”), higher marketing costs related to our brand awareness campaign, the inclusion of Martin in the three months ended December 31, 2013 and unfavorable foreign currency translation of $3.2 million. RD&E increased $19.6 million to $91.1 million, or 6.9 percent of net sales in the three months ended December 31, 2013, compared to $71.5 million, or 6.8 percent of net sales in the same period in the prior year, primarily due to lower customer reimbursements and unfavorable foreign currency translation of $1.9 million.

SG&A were $529.9 million for the six months ended December 31, 2013 compared to $402.6 million in the same period in the prior year, an increase of $127.3 million. As a percentage of net sales, SG&A increased 1.6 percentage points in the six months ended December 31, 2013 compared to the same period in the prior year. The increase in SG&A was primarily in support of increased net sales, a reduction of $12.5 million in contingent consideration in the prior year related to the acquisition of MWM Acoustics, higher marketing costs related to our brand awareness campaign, higher restructuring costs, the inclusion of Martin in the six months ended December 31, 2013 and unfavorable foreign currency translation of $7.4 million. RD&E increased $15.1 million to $164.7 million, or 6.6 percent of net sales in the six months ended December 31, 2013, compared to $149.5 million, or 7.3 percent of net sales in the same period in the prior year, primarily due to lower customer reimbursements and unfavorable foreign currency translation of $4.9 million.

A summary of SG&A by business segment is presented below:

	Three Months Ended December 31,				Six Months Ended December 31,
	2013	Percentage of Net Sales	2012	Percentage of Net Sales	2013	Percentage of Net Sales	2012	Percentage of Net Sales
SG&A:
Infotainment	$102,472	14.8%	$82,912	15.3%	$211,387	15.9%	$166,733	15.1%
Lifestyle	85,334	19.9%	52,570	14.1%	150,975	19.8%	109,625	16.5%
Professional	52,268	25.2%	36,225	25.2%	99,098	24.5%	71,694	25.0%
Other	37,520	*	31,704	*	68,401	*	54,515	*

Total	$277,594	20.9%	$203,411	19.3%	$529,861	21.2%	$402,567	19.6%

*	Percent not meaningful.

Infotainment – SG&A increased $19.6 million to $102.5 million for the three months ended December 31, 2013 compared to the same period in the prior year. The increase in SG&A was primarily in support of increased net sales, higher RD&E, higher restructuring costs, higher amortization expense and unfavorable foreign currency translation of $2.7 million. As a percentage of net sales, SG&A decreased 0.5 percentage points to 14.8 percent for the three months ended December 31, 2013 compared to the same period in the prior year. RD&E increased $17.0 million to $61.4 million, or 8.9 percent of net sales in the three months ended December 31, 2013, compared to $44.4 million, or 8.2 percent of net sales in the same period in the prior year, primarily due to lower customer reimbursements and unfavorable foreign currency translation of $1.6 million.

SG&A increased $44.7 million to $211.4 million for the six months ended December 31, 2013 compared to the same period in the prior year. The increase in SG&A was primarily in support of increased net sales, higher RD&E, higher restructuring costs, higher amortization expense and unfavorable foreign currency translation of $6.5 million. As a percentage of net sales, SG&A increased 0.8 percentage points to 15.9 percent for the six months ended December 31, 2013 compared to the same period in the prior year. RD&E increased $11.5 million to $110.0 million, or 8.3 percent of net sales in the six months ended December 31, 2013, compared to $98.5 million, or 8.9 percent of net sales in the same period in the prior year, primarily due to lower customer reimbursements and unfavorable foreign currency translation of $4.2 million.

Lifestyle – SG&A increased $32.8 million to $85.3 million for the three months ended December 31, 2013, compared to the same period in the prior year, primarily in support of increased net sales, a reduction of $12.5 million in contingent consideration in the prior year related to the acquisition of MWM Acoustics, higher marketing costs related to our brand-awareness campaign and unfavorable foreign currency translation of $0.6 million. As a percentage of net sales, SG&A increased 5.8 percentage points to 19.9 percent for the three months ended December 31, 2013 compared to the same period in the prior year. RD&E decreased $1.0 million to $16.9 million, or 3.9 percent of net sales in the three months ended December 31, 2013 compared to $17.9 million, or 4.8 percent of net sales in the same period in the prior year due to productivity improvements related to changes in our global footprint.

SG&A increased $41.4 million to $151.0 million for the six months ended December 31, 2013, compared to the same period in the prior year, primarily in support of increased net sales, a reduction of $12.5 million in contingent consideration in the prior year related to the acquisition of MWM Acoustics, higher marketing costs related to our brand-awareness campaign and unfavorable foreign currency translation of $1.1 million. As a percentage of net sales, SG&A increased 3.3 percentage points to 19.8 percent for the six months ended December 31, 2013 compared to the same period in the prior year. RD&E decreased $1.1 million to $31.3 million, or 4.1 percent of net sales in the six months ended December 31, 2013 compared to $32.4 million, or 4.9 percent of net sales in the same period in the prior year due to productivity improvements related to changes in our global footprint.

Professional – SG&A increased $16.0 million to $52.3 million for the three months ended December 31, 2013, compared to the same period in the prior year, primarily due to the inclusion of Martin in the three months ended December 31, 2013 and higher amortization expense related to intangible assets acquired in the acquisitions of Martin and Duran Audio BV (“Duran”). As a percentage of net sales, SG&A was flat at 25.2 percent for the three months ended December 31, 2013 compared to the same period in the prior year. RD&E increased $2.9 million to $10.0 million, or 4.8 percent of net sales in the three months ended December 31, 2013 compared to $7.1 million, or 5.0 percent of net sales in the same period in the prior year, primarily due to the inclusion of Martin in the three months ended December 31, 2013.

SG&A increased $27.4 million to $99.1 million for the six months ended December 31, 2013, compared to the same period in the prior year, primarily due to the inclusion of Martin in the six months ended December 31, 2013 and higher amortization expense related to intangible assets acquired in the acquisitions of Martin and Duran. As a percentage of net sales, SG&A decreased 0.5 percentage point to 24.5 percent for the six months ended December 31, 2013 compared to the same period in the prior year. RD&E increased $3.5 million to $18.0 million, or 4.4 percent of net sales in the six months ended December 31, 2013 compared to $14.5 million, or 5.1 percent of net sales in the same period in the prior year, primarily due to the inclusion of Martin in the six months ended December 31, 2013.

Other – Other SG&A includes compensation, benefit and occupancy costs for corporate employees, new technology innovation and expenses associated with our corporate brand identity campaign. Other SG&A increased $5.8 million to $37.5 million in the three months ended December 31, 2013 compared to the same period in the prior year, primarily due to increased stock compensation expense and RD&E expenses. Other SG&A increased $13.9 million to $68.4 million in the six months ended December 31, 2013 compared to the same period in the prior year, primarily due to increased stock compensation expense, marketing and RD&E expenses.

Restructuring

Our restructuring program that is designed to improve our global footprint, cost structure, technology portfolio, human resources and internal processes continues.

For the three and six months ended December 31, 2013 and 2012, we continued to refine and expand on activities launched in prior years. During the three and six months ended December 31, 2013, we launched additional programs to drive functional efficiencies and improve our cost structure and global footprint. No significant new programs were launched during the three and six months ended December 31, 2012.

A summary and components of our restructuring initiatives are presented below and include accruals for new programs as well as revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Severance Related Costs	Third Party Contractor Termination Costs	Facility Closure and Other Related Costs	Asset Impairments(1)	Total
Liability, June 30, 2013	$23,563	$1,014	$33,848	$0	$58,425
Expense (2)	18,353	4,286	2,875	3,455	28,969
Accumulated depreciation offset	0	0	0	(3,455)	(3,455)
Payments	(16,079)	(4,828)	(4,865)	0	(25,772)
Foreign currency translation	1,174	50	1,448	0	2,672

Liability, December 31, 2013	$27,011	$522	$33,306	$0	$60,839

Liability, June 30, 2012	$19,938	$17	$10,839	$0	$30,794
Expense (2)	(902)	4	969	995	1,066
Accumulated depreciation offset	0	0	0	(995)	(995)
Payments	(6,774)	(22)	(2,414)	0	(9,210)
Foreign currency translation	513	1	(1)	0	513

Liability, December 31, 2012	$12,775	$0	$9,393	$0	$22,168

(1)	Credits related to restructuring charges for accelerated depreciation and inventory provisions are recorded against the related assets in Property, plant and equipment, net or Inventories in our Condensed Consolidated Balance Sheets and do not impact the restructuring liability.
(2)	Restructuring expenses noted above are primarily in SG&A in our Condensed Consolidated Statements of Income. Asset impairments which consist of accelerated depreciation and inventory provisions are primarily in Cost of sales in our Condensed Consolidated Statements of Income.

Restructuring liabilities are recorded in Accrued liabilities and Other non-current liabilities in our Condensed Consolidated Balance Sheets.

Restructuring expenses by reporting business segment are presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Infotainment	$(2,881)	$(565)	$17,850	$(295)
Lifestyle	4,808	858	5,691	751
Professional	1,572	(436)	1,973	(385)
Other	0	0	0	0

Total	3,499	(143)	25,514	71
Asset Impairments	1,435	955	3,455	995

Total	$4,934	$812	$28,969	$1,066

Goodwill

During the three and six months ended December 31, 2013, we recorded $15.9 million of goodwill in our Professional segment associated with the acquisition of Duran. During the three and six months ended December 31, 2012, we recorded $0.6 million of goodwill in our Infotainment segment associated with the acquisition of certain assets of Interchain Solution Private Limited (“Interchain”). Refer to Note 23 – Acquisitions in the Notes to the Condensed Consolidated Financial Statements for more information.

We did not recognize any goodwill impairment charges in our Condensed Consolidated Statements of Income in the three and six months ended December 31, 2013 and 2012.

The contingent purchase price associated with the acquisition of innovative Systems GmbH is calculated pursuant to the terms of an agreement between the parties. Certain terms of the agreement are currently subject to a dispute between the parties and the matter has been submitted to arbitration. On November 5, 2013, the arbitration panel reached a partial judgment on some of the disputed matters covering the period from February 2009 through January 2012 in the amount of €16.3 million. We are contesting the enforcement of the partial award. Until such time as the dispute is resolved, we cannot calculate the contingent purchase price.

Operating Income

Operating income for the three months ended December 31, 2013 was $101.9 million, or 7.7 percent of net sales, compared to operating income of $68.4 million, or 6.5 percent of net sales, in the same period in the prior year. The increase in operating income was primarily due to higher gross profit due to increased net sales in the three months ended December 31, 2013, partially offset by higher SG&A in support of increased net sales, a reduction of $12.5 million in contingent consideration in the prior year related to the acquisition of MWM Acoustics, and higher marketing costs related to our brand-awareness campaign.

Operating income for the six months ended December 31, 2013 was $171.2 million, or 6.8 percent, of net sales compared to operating income of $147.5 million, or 7.2 percent of net sales, in the same period in the prior year. The increase in operating income was primarily due to higher gross profit due to increased net sales in the six months ended December 31, 2013, partially offset by higher SG&A in support of increased net sales, a reduction of $12.5 million in contingent consideration in the prior year related to the acquisition of MWM Acoustics, and higher marketing costs related to our brand-awareness campaign.

Interest Expense, Net

Interest expense is reported net of interest income in our Condensed Consolidated Statements of Income. Interest expense, net was $1.9 million and $3.7 million for the three months ended December 31, 2013 and 2012, respectively. Gross interest expense was $2.6 million and $4.3 million for the three months ended December 31, 2013 and 2012, respectively. The non-cash portion of gross interest expense was $0.5 million and $2.5 million for the three months ended December 31, 2013 and 2012, respectively, associated with the amortization of debt issuance costs on the Multi-Currency Credit Agreement entered into on October 19, 2012 (the “New Credit Agreement”) in the three months ended December 31, 2013 and the amortization of the debt discount on the 1.25 percent convertible senior notes due October 15, 2012 (the “Convertible Senior Notes”) and the amortization of debt issuance costs on the New Credit Agreement, the Convertible Senior Notes and the Multi-Currency Credit Agreement entered into on December 1, 2010 (the “Old Credit Agreement”) in the three months ended December 31, 2012. The cash portion of gross interest expense was $2.1 million and $1.8 million for the three months ended December 31, 2013 and 2012, respectively. Interest income was $0.7 million and $0.6 million for the three months ended December 31, 2013 and 2012, respectively.

Interest expense, net was $3.8 million and $9.7 million for the six months ended December 31, 2013 and 2012, respectively. Gross interest expense was $4.9 million and $11.0 million for the six months ended December 31, 2013 and 2012, respectively. The non-cash portion of gross interest expense was $1.1 million and $7.4 million for the six months ended December 31, 2013 and 2012, respectively, associated with the amortization of debt issuance costs on the New Credit Agreement in the six months ended December 31, 2013 and the amortization of the debt discount on the Convertible Senior Notes and the amortization of debt issuance costs on the New Credit Agreement, the Convertible Senior Notes and the Old Credit Agreement in the six months ended December 31, 2012. The cash portion of gross interest expense was $3.8 million and $3.6 million for the six months ended December 31, 2013 and 2012, respectively. Interest income was $1.1 million and $1.3 million for the six months ended December 31, 2013 and 2012, respectively.

Foreign Exchange Losses, Net

Foreign currency exchange gains and losses resulting from the remeasurement of certain foreign currency denominated monetary assets and liabilities are included in Foreign exchange losses, net in our Condensed Consolidated Statements of Income.

Miscellaneous, Net

Net miscellaneous expenses consisting primarily of bank charges were $1.8 million for the three months ended December 31, 2013, compared to $1.4 million in the same period in the prior year, and were $3.1 million for the six months ended December 31, 2013, compared to $2.6 million in the same period in the prior year.

Income Tax Expense, Net

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income. Income tax expense for the three months ended December 31, 2013 and 2012 was $23.5 million and $14.8 million, respectively. The effective tax rate for the three months ended December 31, 2013 and 2012 was 24.7 percent and 23.7 percent, respectively. The change in the effective tax rate for the three months ended December 31, 2013 compared to the same period in the prior year was primarily due to higher income in the U.S. that is subject to a tax rate higher than those in our key foreign jurisdictions.

Income tax expense for the six months ended December 31, 2013 and 2012 was $42.1 million and $32.0 million, respectively. The effective tax rate for the six months ended December 31, 2013 and 2012 was 26.3 percent and 23.9 percent, respectively. The change in the effective tax rate for the six months ended December 31, 2013 compared to the same period in the prior year was primarily due to higher income in the U.S. that is subject to a tax rate higher than those in our key foreign jurisdictions.

We have net deferred tax assets of $330.8 million primarily consisting of deferred deductions, research and experimentation credits, and foreign tax credits. We have evaluated all available evidence, both positive and negative, and based on the weight of all available evidence we continue to believe that our net deferred tax assets are fairly reflected in our Condensed Consolidated Balance Sheets. If the results of our operations do not meet our current expectations, our net deferred tax assets may become impaired.

As of December 31, 2013 unrecognized tax benefits and the related interest were $36.1 million and $2.6 million, respectively; all of which would affect the tax rate if recognized. During the three and six months ended December 31, 2013, we recorded tax reserves on uncertain tax positions in the amount of $0.2 million and $1.0 million, respectively. During the three and six months ended December 31, 2013, we recorded additional interest expense on uncertain tax positions of $0.4 million and $0.5 million, respectively.

Financial Condition

Liquidity and Capital Resources

We primarily finance our working capital requirements through cash generated by operations, borrowings under the New Credit Agreement and trade credit. Cash and cash equivalents were $518.6 million at December 31, 2013 compared to $454.3 million at June 30, 2013. During the six months ended December 31, 2013, our cash and cash equivalents balance increased $64.3 million. The increase in cash was primarily due to cash provided by operating activities, largely driven by net income, partially offset by the repurchase of common stock, dividends and the repayment of debt from our term facility (the “Term Facility”) under the New Credit Agreement. We also used cash to make investments in our manufacturing facilities, fund product development and meet the working capital needs of our business segments.

We believe that our existing cash and cash equivalents of $518.6 million at December 31, 2013, together with our expected future operating cash flows, and our availability of $744.0 million under the New Credit Agreement, will be sufficient to cover our working capital needs, debt service, our share buyback program, capital expenditures, including major investments related to manufacturing and research facilities in emerging markets, acquisitions, purchase commitments, restructuring projects and quarterly dividends for at least the next 12 months.

Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and maintain access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors beyond our control. We earn a significant amount of our operating income outside the U.S., the majority of which is deemed to be permanently reinvested in foreign jurisdictions. For at least the next 12 months, we have sufficient cash in the U.S., availability under our New Credit Agreement and forecasted domestic cash flow to sustain our operating activities and cash commitments for investing and financing activities, such as quarterly dividends and repayment of debt. In addition, we expect existing foreign cash and cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months. As of December 31, 2013 Cash and cash equivalents of $218.7 million, were held in the U.S. and Cash and cash equivalents of $299.9 million were held by us in foreign jurisdictions. As of June 30, 2013 Cash and cash equivalents and Short-term investments of $226.9 million and $10.0 million, respectively, were held in the U.S. and Cash and cash equivalents of $227.4 million were held by us in foreign jurisdictions. Below is a more detailed discussion of our cash flow activities during the six months ended December 31, 2013 compared to the same period in the prior fiscal year.

Operating Activities

For the six months ended December 31, 2013, our net cash provided by operations was $233.9 million compared to net cash used in operations of $52.8 million in the same period in the prior year. The increase in operating cash flows compared to the same period in the prior year was primarily due to lower payments for accounts payable, accrued liabilities and income taxes, lower increases in accounts receivable and inventory and higher net income. At December 31, 2013, working capital, excluding cash, short-term investments, and short-term debt, was $568.7 million, compared with $582.2 million at June 30, 2013. The decrease was primarily due to higher accounts payable and accrued warranties, partially offset by higher receivable and inventory balances.

Investing Activities

Net cash used in investing activities was $71.8 million for the six months ended December 31, 2013, compared to $73.7 million provided by investing activities in the same period in the prior year. The increase in net cash used in investing activities compared to the same period in the prior year was primarily due to higher net maturities of short-term investments in the prior year partially offset by higher capital expenditures and acquisitions, net of cash received, in the current year. Short-term investments consist of commercial paper, short-term deposits and government bonds, time deposits, and treasury bills with original maturities of greater than three months and less than one year. Capital expenditures for the six months ended December 31, 2013 were $60.8 million, in support of new Infotainment and Lifestyle awards, compared to $42.6 million for the same period in the prior year. We expect that our run rate for capital expenditures will slightly increase during fiscal year 2014.

Financing Activities

Net cash used in financing activities was $107.5 million in the six months ended December 31, 2013, compared to $125.8 million used in financing activities in the same period in the prior year. The decrease in cash used in financing activities was primarily due to lower repayment of debt in the current year, net of higher repurchases of common stock and higher dividends to shareholders.

New Credit Agreement

On October 10, 2012, we and Harman Holding GmbH & Co. KG (“Harman KG”), entered into the New Credit Agreement with a group of banks. At December 31, 2013 and June 30, 2013 there were no outstanding borrowings and approximately $6.0 million of outstanding letters of credit, respectively, under the new revolving credit facility (“New Revolving Credit Facility”) and $270.0 million and $285.0 million of outstanding borrowings under the Term Facility, respectively, of which $30.0 million is included in each period in our Condensed Consolidated Balance Sheet as Current portion of long-term debt and $240.0 million and $255.0 million, respectively, is classified as Long-term debt. At December 31, 2013 and June 30, 2013, unused available credit under the New Revolving Credit Facility was $744.0 million in each period. If we do not meet the forecast in our budgets, we could violate our debt covenants and, absent a waiver from our lenders or an amendment to the New Credit Agreement, we could be in default under the New Credit Agreement. As a result, our debt under the New Credit Agreement could become due, which would have a material adverse effect on our financial condition and results of operations. As of December 31, 2013, we were in compliance with all the covenants of the New Credit Agreement.

At December 31, 2013, long-term debt maturing in each of the next five fiscal years and thereafter is as follows:

2014	$15,000
2015	35,625
2016	43,125
2017	135,000
2018	41,288
Thereafter	0

Total	$270,038

Our total debt, including short-term borrowings, at December 31, 2013 was $270.0 million, primarily comprised of outstanding borrowings under the Term Facility of $270.0 million.

Our total debt, including short-term borrowings, at June 30, 2013 was $290.0 million, primarily comprised of outstanding borrowings under the Term Facility of $285.0 million. Also included in total debt at June 30, 2013 is short-term debt and long-term borrowings of $5.0 million.

Equity

Total shareholders’ equity at December 31, 2013 was $1.681 billion compared with $1.645 billion at June 30, 2013. The increase is primarily due to higher net income and favorable foreign currency translation, partially offset by repurchases of common stock, dividends to shareholders and unrealized losses on hedging.

Off-Balance Sheet Arrangements

We utilize off-balance sheet arrangements in our operations when we enter into operating leases for land, buildings and equipment in the normal course of business, which are not included in our Condensed Consolidated Balance Sheets. In addition, we had outstanding letters of credit of $6.0 million and $6.8 million at December 31, 2013 and June 30, 2013, respectively, that were not included in our Condensed Consolidated Balance Sheets.

Business Outlook

Our future outlook is largely dependent upon changes in global economic conditions, which are showing signs of stabilization. We are beginning to see signs of increased consumer discretionary spending, the lifting of delays in capital expenditure projects and increased automotive production rates, which will result in improved demand for our products. We believe that these stabilized economic conditions will remain in place for at least the next two quarters. We remain committed to our investment plans in the areas of RD&E and marketing. We also remain committed to pursuing incremental productivity and restructuring programs, which are expected to provide an accelerated rate of earnings growth in future years. Capital expenditures as a percentage of sales are expected to remain stable.

Share Buy-Back Program

On October 26, 2011, our Board of Directors authorized the repurchase of up to $200 million of our common stock (the “Buyback Program”). The Buyback Program allows us to purchase shares of our common stock in accordance with applicable securities laws on the open market, or through privately negotiated transactions. We entered into an agreement with an external broker that provided the structure under which the program was facilitated, which expired on October 25, 2012. The Buyback Program was set to expire on October 26, 2012, but on October 23, 2012 our Board of Directors approved an extension of the Buyback Program through October 25, 2013. On June 19, 2013 we entered into a new agreement with an external broker which expired on October 25, 2013 (the “10b5-1 Plan”). On June 26, 2013, our Board of Directors authorized the repurchase of up to an additional $200 million of our common stock (the “New Buyback Program”) which expires on June 26, 2014. On August 26, 2013 we amended the 10b5-1 Plan to incorporate both board authorizations up until each of their respective expiration dates (the “Amended 10b5-1 Plan”). The Amended 10b5-1 Plan expires on June 25, 2014. During the three and six months ended December 31, 2013, we repurchased 868,110 shares and 1,268,110 shares, respectively, at a cost of $58.1 million and $84.5 million, respectively, for a total cumulative buyback of 4,660,385 shares at a cost of $213.8 million under the Buyback Program and the New Buyback Program.

The New Buyback Program may be suspended or discontinued at any time. We will determine the timing and the amount of any repurchases based on an evaluation of market conditions, share price and other factors.

Subsequent Events

Dividend Declaration

On January 30, 2014 we declared a cash dividend of $0.30 per share for the quarter ended December 31, 2013. The quarterly dividend will be paid on February 25, 2014 to each stockholder of record as of the close of business on February 10, 2014.

In re Harman International Industries, Inc. Securities Litigation

On January 17, 2014, Judge Rudolph Contreras granted our motion to dismiss, without prejudice, in the In Re Harman International Industries, Inc. Securities Litigation. Refer to Note 20 – Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are required to include information about potential effects of changes in interest rates and currency exchange rates in our periodic reports filed with the Securities and Exchange Commission (“SEC”). Since December 31, 2013, there have been no material changes in the quantitative or qualitative aspects of our market risk profile. See Item 7A, Quantitative and Qualitative Disclosure About Market Risk included in our 2013 Annual Report.

Interest Rate Sensitivity/Risk

At December 31, 2013, interest on 95 percent of our borrowings was determined on a variable rate basis. The interest rates on the balances of our debt, cash and cash equivalents and short-term investments are subject to changes in U.S. and European short-term interest rates. To assess exposure to interest rate changes, we have performed a sensitivity analysis assuming a hypothetical 100 basis point increase or decrease in interest rates across all outstanding debt and investments. Our analysis indicates that the effect on net income for the six months ended December 31, 2013 of such an increase or decrease in interest rates would be approximately $1.8 million.

Foreign Currency Risk

We maintain significant operations in Germany, Hungary, China, the Netherlands, Denmark, France, Brazil, the United Kingdom, Austria and India. As a result, we are subject to market risks arising from changes in these foreign currency exchange rates, principally the change in the value of the Euro versus the U.S. Dollar. Refer to Note 13 – Derivatives in the Notes to the Condensed Consolidated Financial Statements for additional discussion on our financial risk management.

Changes in currency exchange rates, principally the change in the value of the Euro compared to the U.S. dollar have an impact on our reported results when the financial statements of foreign subsidiaries are translated into U.S. dollars. Over half our sales are denominated in Euros. The average exchange rate for the Euro versus the U.S. dollar for the six months ended December 31, 2013 increased 5.4 percent from the same period in the prior fiscal year.

To assess exposure to changes in currency exchange rates, we prepared an analysis assuming a hypothetical 10 percent change in currency exchange rates across all currencies used by our subsidiaries. This analysis indicated that a 10 percent increase in exchange rates would have increased income before income taxes by approximately $6.4 million and a 10 percent decrease in exchange rates would have decreased income before income taxes by approximately $6.4 million for the six months ended December 31, 2013.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 26, 2011, our Board of Directors authorized the repurchase of up to $200 million of our common stock (the “Buyback Program”). The Buyback Program allows us to purchase shares of our common stock in accordance with applicable securities laws on the open market, or through privately negotiated transactions. We entered into an agreement with an external broker that provided the structure under which the program was facilitated, which expired on October 25, 2012. The Buyback Program was set to expire on October 26, 2012, but on October 23, 2012 our Board of Directors approved an extension of the Buyback Program through October 25, 2013. On June 19, 2013 we entered into a new agreement with an external broker which expired on October 25, 2013 (the “10b5-1 Plan”). On June 26, 2013, our Board of Directors authorized the repurchase of up to an additional $200 million of our common stock (the “New Buyback Program”) which expires on June 26, 2014. On August 26, 2013 we amended the 10b5-1 Plan to incorporate both board authorizations up until each of their respective expiration dates (the “Amended 10b5-1 Plan”). The Amended 10b5-1 Plan expires on June 25, 2014. During the three and six months ended December 31, 2013, we repurchased 868,110 shares and 1,268,110 shares, respectively, at a cost of $58.1 million and $84.4 million, respectively, for a total cumulative buyback of 4,660,385 shares at a cost of $213.8 million under the Buyback Program and the New Buyback Program.

The following table provides information about shares acquired in connection with our Buyback Program and the New Buyback Program during the three months ended December 31, 2013:

	Total Number of Shares Acquired During Period	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program
October 1 – October 31, 2013	868,110	$66.88	4,660,385	$186,297,042
November 1 – November 30, 2013	0	0.00	0	0
December 1 – December 31, 2013	0	0.00	0	0

Total	868,110	$66.88	4,660,385	$186,297,042

Item 6. Exhibits

Exhibit No.	Exhibit Description

10.1	Amendment No. 1 to The Harman International Industries, Incorporated 2012 Stock Option and Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement dated October 21, 2013).

10.2	Harman International Industries, Incorporated 2014 Key Executive Officers Bonus Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement dated October 21, 2013).

31.1	Certification of Dinesh C. Paliwal pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Herbert K. Parker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dinesh Paliwal and Herbert Parker, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase.*

101.LAB	XBRL Taxonomy Extension Label Linkbase.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

*	Filed electronically herewith.

Attached as Exhibit 101 to this report are the following financial information formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2013 and June 30, 2013, (ii) Condensed Consolidated Statements of Income for the three and six months ended December 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2013 and 2012 and (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harman International Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harman International Industries, Incorporated

Date: January 30, 2014	By:	/S/ HERBERT K. PARKER
Herbert K. Parker
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)