Form 10-Q
period 2014-03-31
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2014-05-01
CIK 800459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 25, 2014, 68,099,575 shares of common stock, par value $.01, were outstanding.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

Form 10-Q

March  31, 2014

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

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	March 31, 2014	June 30, 2013
Assets
Current assets
Cash and cash equivalents	$566,873	$454,258
Short-term investments	0	10,008
Receivables, net	932,881	722,711
Inventories	654,997	549,831
Other current assets	332,039	352,244

Total current assets	2,486,790	2,089,052
Property, plant and equipment, net	445,100	425,182
Goodwill	257,592	234,342
Deferred tax assets, long-term, net	240,857	260,749
Other assets	237,963	226,360

Total assets	$3,668,302	$3,235,685

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$33,750	$30,000
Short-term debt	15,475	4,930
Accounts payable	664,735	498,055
Accrued liabilities	497,458	402,704
Accrued warranties	157,973	128,411
Income taxes payable	23,008	13,414

Total current liabilities	1,392,399	1,077,514
Long-term debt	228,785	255,043
Pension liability	172,358	167,687
Other non-current liabilities	107,585	90,570

Total liabilities	1,901,127	1,590,814

Commitments and contingencies	—	—
Preferred stock	0	0
Common stock	983	970
Additional paid-in capital	1,031,433	971,748
Accumulated other comprehensive income	39,382	21,800
Retained earnings	1,956,739	1,827,267
Less: Common stock held in treasury	(1,261,362)	(1,176,914)

Total shareholders’ equity	1,767,175	1,644,871

Total liabilities and shareholders’ equity	$3,668,302	$3,235,685

See accompanying Notes to the Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands, except earnings per share data)	2014	2013	2014	2013
Net sales	$1,404,235	$1,061,772	$3,904,064	$3,115,607
Cost of sales	1,039,462	792,577	2,838,192	2,296,372

Gross profit	364,773	269,195	1,065,872	819,235
Selling, general and administrative expenses	263,340	230,933	793,201	633,500

Operating income	101,433	38,262	272,671	185,735
Other expenses:
Interest expense, net	2,111	1,614	5,936	11,296
Foreign exchange losses (gains), net	774	(1,645)	4,745	(506)
Miscellaneous, net	2,682	1,174	5,803	3,783

Income before income taxes	95,866	37,119	256,187	171,162
Income tax expense, net	22,369	2,207	64,515	34,206
Equity in net loss of unconsolidated subsidiaries	112	39	206	39

Net income	$73,385	$34,873	$191,466	$136,917

Earnings per share:
Basic	$1.06	$0.50	$2.77	$1.99

Diluted	$1.05	$0.50	$2.74	$1.97

Weighted average shares outstanding:
Basic	68,939	69,109	69,067	68,932

Diluted	69,888	69,892	69,877	69,676

See accompanying Notes to the Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2014	2013	2014	2013
Net income	$73,385	$34,873	$191,466	$136,917

Other comprehensive income (loss) (1):
Foreign currency translation	3,694	(21,677)	45,875	2,793
Unrealized (losses) gains on hedging derivatives	(174)	17,524	(39,151)	(21,154)
Pension liability adjustment	873	1,709	1,550	3,791
Unrealized gains on available for sale securities	81	149	256	500

Other comprehensive income (loss) before taxes	4,474	(2,295)	8,530	(14,070)
Income tax expense (benefit)	406	5,074	(9,052)	(5,434)

Other comprehensive income (loss), net of taxes	4,068	(7,369)	17,582	(8,636)

Comprehensive income, net of taxes	$77,453	$27,504	$209,048	$128,281

(1)	Refer to Note 15 – Other Comprehensive Income (Loss) for more information.

See accompanying Notes to the Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
(In thousands)	2014	2013
Cash flows from operating activities:
Net income	$191,466	$136,917
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of acquired businesses:
Depreciation and amortization	97,302	91,994
Deferred income taxes	33,103	11,836
Loss (gain) on disposition of assets	243	(1,679)
Share-based compensation	22,434	12,302
Excess tax benefit from share-based compensation	(1,877)	0
Non-cash interest expense	1,635	7,954
Non-cash reduction in contingent liabilities	0	(12,500)
Changes in operating assets and liabilities, net of acquired businesses:
(Increase) decrease in:
Receivables, net	(189,074)	(109,331)
Inventories	(97,582)	(119,984)
Other current assets	4,959	(46,636)
Pre-production and development costs	8,656	(8,683)
Increase (decrease) in:
Accounts payable	134,624	(25,663)
Accrued warranties	22,756	17,531
Accrued other liabilities	67,527	10,753
Income taxes payable	9,034	(4,720)
Net change in derivative assets and liabilities	20,922	1,340
Other operating activities	(588)	1,312

Net cash provided by (used in) operating activities	325,540	(37,257)
Cash flows from investing activities:
Purchases of short-term investments	0	(73,755)
Maturities of short-term investments	10,008	267,280
Acquisitions, net of cash received	(21,900)	(99,268)
Proceeds from asset dispositions	0	3,785
Capital expenditures	(92,516)	(66,171)
Other items, net	(66)	(1,683)

Net cash (used in) provided by investing activities	(104,474)	30,188
Cash flows from financing activities:
Net increase (decrease) in short-term borrowings	10,656	(40,799)
Borrowings under new credit agreement	0	300,000
Repayments of long-term debt	(22,500)	(416,558)
Debt issuance costs	0	(6,094)
Cash dividends to shareholders	(61,770)	(30,808)
Repurchase of common stock	(84,448)	(5,398)
Share-based payment arrangements	36,463	10,322
Excess tax benefit from share-based compensation	1,877	0
Other items, net	149	(6,265)

Net cash used in financing activities	(119,573)	(195,600)
Effect of exchange rate changes on cash	11,122	7,553

Net increase (decrease) in cash and cash equivalents	112,615	(195,116)
Cash and cash equivalents at beginning of period	454,258	617,356

Cash and cash equivalents at end of period	$566,873	$422,240

Supplemental disclosure of cash flow information:
Interest paid, net	$5,014	$5,263
Income taxes paid	$19,611	$17,896
Non-Cash Investing Activities:
Accrued and contingent acquisition-related liabilities	$958	$288

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

Our unaudited, condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (our “2013 Annual Report”) and do not include all information and footnote disclosures included in our audited financial statements. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly, in all material respects, the consolidated financial condition, results of operations and cash flows for the periods presented. Operating results for the three and nine months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2014 due to seasonal, economic and other factors. Where necessary, information for prior periods has been reclassified to conform to the consolidated financial statement presentation in the current fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in our 2013 Annual Report.

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

Recently Issued Accounting Standards

Income Taxes: In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carryforwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We expect to adopt the provisions of this new guidance on July 1, 2014. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

Discontinued Operations: In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which change the criteria for determining which disposals can be presented as discontinued operations and modifies disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held-for-sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. The standard states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. The new guidance also requires several new disclosures. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2014. Early adoption is permitted. We expect to adopt the provisions of this new guidance on July 1, 2015. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

Note 3 – Allowance for Doubtful Accounts

We reserve an estimated amount for accounts receivable that may not be collected. Methodologies for estimating the allowance for doubtful accounts are based primarily on specific identification of uncollectible accounts. Historical collection rates and customer credit worthiness are considered in determining specific reserves. At March 31, 2014 and June 30, 2013, we had $10.7 million and $11.2 million, respectively, reserved for possible uncollectible accounts receivable.

Note 4 – Inventories

Inventories consist of the following:

	March 31, 2014	June 30, 2013
Finished goods	$287,022	$234,770
Work in process	92,239	92,640
Raw materials	275,736	222,421

Inventories	$654,997	$549,831

At March 31, 2014 and June 30, 2013, our inventory reserves were $74.8 million and $65.5 million, respectively.

Note 5 – Property, Plant and Equipment, net

Property, plant and equipment, net consist of the following:

	Estimated Useful Lives (in Years)	March 31, 2014	June 30, 2013
Land		$7,687	$6,859
Buildings and improvements	1-50	259,686	247,758
Machinery and equipment	3-20	1,217,084	1,113,228
Furniture and fixtures	3-10	33,297	33,175

Property, plant and equipment, gross		1,517,754	1,401,020
Less accumulated depreciation and amortization		(1,072,654)	(975,838)

Property, plant and equipment, net		$445,100	$425,182

Depreciation expense for the three months ended March 31, 2014 and 2013 was $30.0 million and $29.9 million, respectively, and was $87.9 million and $84.1 million in the nine months ended March 31, 2014 and 2013, respectively.

Note 6 – Accrued Warranties

Details of our accrued warranties are as follows:

	Nine Months Ended March 31,
	2014	2013
Accrued warranties, June 30	$128,411	$97,289
Warranty expense	58,375	50,555
Warranty payments (cash or in-kind)	(36,568)	(35,127)
Other(1)	7,755	3,113

Accrued warranties, March 31	$157,973	$115,830

(1)	Other primarily represents foreign currency translation and an adjustment for the addition of accrued warranties related to the acquisition of Martin Professional A/S (“Martin”) in the prior year.

Note 7 – Earnings Per Share

We apply the two-class method when computing earnings per share, which requires that net income per share for each class of shares entitled to dividends be calculated assuming all of our net income is distributed as dividends to these shareholders based on their contractual rights.

The following table presents the calculation of basic and diluted earnings per share of common stock outstanding:

	Three Months Ended March 31,
	2014		2013
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted Earnings per Share:
Net income	$73,385	$73,385	$34,873	$34,873

Denominator for Basic and Diluted Earnings per Share:
Weighted average shares outstanding	68,939	68,939	69,109	69,109
Employee stock options	0	949	0	783

Total weighted average shares outstanding	68,939	69,888	69,109	69,892

Earnings per Share:
Earnings per share	$1.06	$1.05	$0.50	$0.50

	Nine Months Ended March 31,
	2014		2013
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted Earnings per Share:
Net income	$191,466	$191,466	$136,917	$136,917

Denominator for Basic and Diluted Earnings per Share:
Weighted average shares outstanding	69,067	69,067	68,932	68,932
Employee stock options	0	810	0	744

Total weighted average shares outstanding	69,067	69,877	68,932	69,676

Earnings per Share:
Earnings per share	$2.77	$2.74	$1.99	$1.97

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities, as defined under GAAP, and are included in the computation of earnings per share pursuant to the two-class method.

Certain options were outstanding and not included in the computation of diluted net earnings per share because the assumed exercise of these options would have been antidilutive. Options to purchase 296,317 and 1,245,003 shares of our common stock were outstanding for the three months ended March 31, 2014 and 2013, respectively, and were excluded from the computation of diluted earnings per share because they would have been antidilutive. In addition, no restricted shares and restricted stock units that were outstanding for the three months ended March 31, 2014 and 2013 were excluded from the computation of diluted earnings per share as they did not have an antidilutive impact.

Options to purchase 756,044 and 1,339,085 shares of our common stock were outstanding for the nine months ended March 31, 2014 and 2013, respectively, and were excluded from the computation of diluted earnings per share because they would have been antidilutive. In addition zero and 59,161 restricted shares and restricted stock units were outstanding during the nine months ended March 31, 2014 and 2013, respectively, and were excluded from the computation of diluted earnings per share as they also would have been antidilutive.

In October 2012, we repaid our $400.0 million of 1.25 percent convertible senior notes due October 15, 2012 (the “Convertible Senior Notes”), and therefore the Convertible Senior Notes had no impact on our calculation of earnings per share for the three months ended March 31, 2014 and 2013 and for the nine months ended March 31, 2014. For the nine months ended March 31, 2013, the conversion terms of the Convertible Senior Notes would have affected the calculation of diluted earnings per share if the price of our common stock exceeded the conversion price of the Convertible Senior Notes. The initial conversion price of the Convertible Senior Notes was approximately $104 per share, subject to adjustment in specified circumstances as described in the indenture governing the Convertible Senior Notes, as amended (the “Indenture”). Upon conversion, a holder of the Convertible Senior Notes would have received an amount in cash per $1,000 principal amount of Convertible Senior Notes equal to the lesser of $1,000 or the conversion value of the Convertible Senior Notes, determined in the manner set forth in the Indenture. If the conversion value exceeded $1,000, we would have delivered $1,000 in cash and, at our option, cash or common stock or a combination of cash and common stock for the conversion price in excess of $1,000. The conversion option would not have resulted in an adjustment to net income in calculating diluted earnings per share. The dilutive effect of the conversion option was calculated using the treasury stock method. Therefore, conversion settlement shares would have been included in diluted shares outstanding if the price of our common stock exceeded the conversion price of the Convertible Senior Notes. Refer to Note 9 – Debt for more information.

Note 8 – Goodwill

During the three and nine months ended March 31, 2014, we recorded $4.4 million and $20.0 million, respectively, of goodwill in our Professional segment associated with the acquisitions of Duran Audio BV (“Duran”) and Martin. During the three and nine months ended March 31, 2013, we recorded $57.7 million of goodwill, in each period, in our Professional segment associated with the acquisition of Martin, and zero and $0.6 million, respectively, of goodwill in our Infotainment segment associated with the acquisition of certain assets of Interchain Solutions Private Limited (“Interchain”). Refer to Note 23 – Acquisitions for more information.

We did not recognize any goodwill impairment charges in our Condensed Consolidated Statements of Income in the three and nine months ended March 31, 2014 and 2013.

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

Note 9 – Debt

Short Term Borrowings

At March 31, 2014 and June 30, 2013, we had $15.5 million and $4.9 million of short-term borrowings outstanding, respectively. At March 31, 2014, we maintained lines of credit of $63.7 million primarily in Germany, Hungary, China, Brazil, the U.S., India and Denmark. At June 30, 2013, we maintained lines of credit of $55.7 million primarily in Denmark, Hungary, the U.S., Austria, Brazil and India.

We classify our debt based on the contractual maturity dates of the underlying debt instruments. We defer costs associated with debt issuance over the applicable term of the debt. These costs are amortized to Interest expense, net in our Condensed Consolidated Statements of Income.

New Credit Agreement

On October 10, 2012, we and Harman Holding GmbH & Co. KG (“Harman KG”), entered into a Multi-Currency Credit Agreement (the “New Credit Agreement”) with a group of banks. At March 31, 2014 and June 30, 2013 there were no outstanding borrowings and approximately $4.5 million and $6.8 million of outstanding letters of credit, respectively, under the new revolving credit facility (“New Revolving Credit Facility”) and $262.5 million and $285.0 million of outstanding borrowings under the term facility (the “Term Facility”), respectively, of which $33.7 million and $30.0 million, respectively, is included in our Condensed Consolidated

Balance Sheet as Current portion of long-term debt and $228.8 million and $255.0 million, respectively, is classified as Long-term debt. At March 31, 2014 and June 30, 2013, unused available credit under the New Revolving Credit Facility was $745.5 million and $743.2 million, respectively. If we do not meet the forecast in our budgets, we could violate our debt covenants and, absent a waiver from our lenders or an amendment to the New Credit Agreement, we could be in default under the New Credit Agreement. As a result, our debt under the New Credit Agreement could become due, which would have a material adverse effect on our financial condition and results of operations. As of March 31, 2014, we were in compliance with all the covenants of the New Credit Agreement.

Long-Term Debt and Current Portion of Long-Term-Debt

At March 31, 2014 and June 30, 2013, long-term debt and current portion of long-term debt consisted of the following:

	Fair Value at March 31, 2014	Book Value at March 31, 2014	Fair Value at June 30, 2013	Book Value at June 30, 2013
Term facility	$262,500	$262,500	$285,000	$285,000
Other obligations	35	35	43	43

Total debt	262,535	262,535	285,043	285,043
Less: current portion of long-term debt	(33,750)	(33,750)	(30,000)	(30,000)

Total long-term debt	$228,785	$228,785	$255,043	$255,043

At March 31, 2014, long-term debt maturing during each of the next five fiscal years and thereafter is as follows:

2014	$7,500
2015	35,625
2016	43,125
2017	135,000
2018	41,285
Thereafter	0

Total	$262,535

Interest expense is reported net of interest income in our Condensed Consolidated Statements of Income. Interest expense, net was $2.1 million and $1.6 million for the three months ended March 31, 2014 and 2013, respectively. Gross interest expense was $2.5 million and $2.1 million for the three months ended March 31, 2014 and 2013, respectively. The non-cash portion of gross interest expense was $0.5 million for each of the three month periods ended March 31, 2014 and 2013, associated with the amortization of debt issuance costs on the New Credit Agreement. The cash portion of gross interest expense was $2.0 million and $1.6 million for the three months ended March 31, 2014 and 2013, respectively. Interest income was $0.4 million and $0.5 million for the three months ended March 31, 2014 and 2013, respectively.

Interest expense, net was $5.9 million and $11.3 million for the nine months ended March 31, 2014 and 2013, respectively. Gross interest expense was $7.4 million and $13.1 million for the nine months ended March 31, 2014 and 2013, respectively. The non-cash portion of gross interest expense was $1.6 million and $7.9 million for the nine months ended March 31, 2014 and 2013, respectively, associated with the amortization of debt issuance costs on the New Credit Agreement in the nine months ended March 31, 2014 and the amortization of the debt discount on the Convertible Senior Notes and the amortization of debt issuance costs on the New Credit Agreement, the Convertible Senior Notes and the Multi-Currency Credit Agreement entered into on December 1, 2010 in the nine months ended March 31, 2013. The cash portion of gross interest expense was $5.8 million and $5.2 million for the nine months ended March 31, 2014 and 2013, respectively. Interest income was $1.5 million and $1.8 million for the nine months ended March 31, 2014 and 2013, respectively.

Note 10 – Income Taxes

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income. Income tax expense for the three months ended March 31, 2014 and 2013 was $22.4 million and $2.2 million, respectively. The effective tax rate for the three months ended March 31, 2014 and 2013 was 23.3 percent and 5.9 percent, respectively. The change in the effective tax rate for the three months ended March 31, 2014 compared to the same period in the prior year was primarily due to higher income in the U.S. that is subject to a tax rate higher than those in our key foreign jurisdictions and the retroactive reinstatement of the federal research and experimentation credit provision of the U.S. tax law that was recorded as a discrete tax benefit during the three months ended March 31, 2013.

Income tax expense for the nine months ended March 31, 2014 and 2013 was $64.5 million and $34.2 million, respectively. The effective tax rate for the nine months ended March 31, 2014 and 2013 was 25.2 percent and 20.0 percent, respectively. The change in the effective tax rate for the nine months ended March 31, 2014 compared to the same period in the prior year was primarily due to higher income in the U.S. that is subject to a tax rate higher than those in our key foreign jurisdictions and discrete tax benefits that were recorded during the nine months ended March 31, 2013 related to the retroactive reinstatement of the federal research and experimentation credit provision and favorable tax rate changes in certain key jurisdictions.

As of March 31, 2014 unrecognized tax benefits and the related interest were $37.2 million and $2.7 million, respectively, all of which would affect the tax rate if recognized. During the three and nine months ended March 31, 2014, we recorded tax reserves on uncertain tax positions in the amount of $1.1 million and $2.0 million, respectively. During the three and nine months ended March 31, 2014, we recorded additional interest expense on uncertain tax positions of $0.2 million and $0.7 million, respectively.

Note 11 – Shareholders’ Equity

Preferred Stock

As of March 31, 2014 and June 30, 2013, we had no shares of preferred stock outstanding. We are authorized to issue 5 million shares of preferred stock, $0.01 par value.

Common Stock

We have 200 million authorized shares of common stock, $0.01 par value. At March 31, 2014 and June 30, 2013, we had 98,351,429 and 97,044,572 shares issued; 30,260,202 and 28,992,092 shares in treasury stock and 68,091,227 and 68,052,480 shares outstanding (net of treasury stock), respectively.

Share Buy-Back Program

On October 26, 2011, our Board of Directors authorized the repurchase of up to $200 million of our common stock (the “Buyback Program”). The Buyback Program allowed us to purchase shares of our common stock in accordance with applicable securities laws on the open market, or through privately negotiated transactions. We entered into an agreement with an external broker that provided the structure under which the program was facilitated, which expired on October 25, 2012. The Buyback Program was set to expire on October 26, 2012, but on October 23, 2012 our Board of Directors approved an extension of the Buyback Program through October 25, 2013. On June 19, 2013 we entered into a new agreement with an external broker which expired on October 25, 2013 (the “10b5-1 Plan”). On June 26, 2013, our Board of Directors authorized the repurchase of up to an additional $200 million of our common stock (the “New Buyback Program”) which expires on June 26, 2014. On August 26, 2013 we amended the 10b5-1 Plan to incorporate both board authorizations up until each of their respective expiration dates (the “Amended 10b5-1 Plan”). The Amended 10b5-1 Plan expires on June 25, 2014. During the three months ended March 31, 2014 we did not repurchase any shares. During the nine months ended March 31, 2014, we repurchased 1,268,110 shares at a cost of $84.4 million for a total cumulative buyback of 4,660,385 shares at a cost of $213.8 million under the Buyback Program and the New Buyback Program.

The Buyback Program was completed and therefore no additional shares may be repurchased under such program. The New Buyback Program may be suspended or discontinued at any time. We will determine the timing and the amount of any repurchases based on an evaluation of market conditions, share price and other factors.

Changes in Equity:

The following is a summary of the changes in Accumulated Other Comprehensive Income (“AOCI”) and changes in equity for the nine months ended March 31, 2014 and 2013:

	Preferred Stock	Common Stock	Additional Paid-in Capital	AOCI	Retained Earnings	Treasury Stock	Total Equity
Balance at June 30, 2013	$0	$970	$971,748	$21,800	$1,827,267	$(1,176,914)	$1,644,871
Net income	0	0	0	0	191,466	0	191,466
Other comprehensive income, net of tax	0	0	0	17,582	0	0	17,582
Treasury stock repurchases	0	0	0	0	0	(84,448)	(84,448)
Share-based payment arrangements, net of shares received	0	13	35,374	0	0	0	35,387
Excess tax benefit from share-based compensation	0	0	1,877	0	0	0	1,877
Share-based compensation, net of tax	0	0	22,434	0	0	0	22,434
Dividends ($1.20 per share)	0	0	0	0	(61,994)	0	(61,994)

Balance at March 31, 2014	$0	$983	$1,031,433	$39,382	$1,956,739	$(1,261,362)	$1,767,175

	Preferred Stock	Common Stock	Additional Paid-in Capital	AOCI	Retained Earnings	Treasury Stock	Total Equity
Balance at June 30, 2012	$0	$961	$943,971	$29,709	$1,726,486	$(1,171,516)	$1,529,611
Net income	0	0	0	0	136,917	0	136,917
Comprehensive loss, net	0	0	0	(8,636)	0	0	(8,636)
Treasury stock repurchases	0	0	0	0	0	(5,398)	(5,398)
Share-based payment arrangements, net of shares received	0	8	6,129	0	0	0	6,137
Share-based compensation, net of tax	0	0	12,302	0	0	0	12,302
Dividends ($0.60 per share)	0	0	0	0	(30,984)	0	(30,984)

Balance at March 31, 2013	$0	$969	$962,402	$21,073	$1,832,419	$(1,176,914)	$1,639,949

Note 12 – Share-Based Compensation

On December 7, 2011 (the “Effective Date”), our shareholders approved the 2012 Stock Option and Incentive Plan (the “2012 Plan”), which is effective through December 7, 2021. As of the Effective Date, no further grants may be granted under our former plan, the Amended and Restated 2002 Stock Option and Incentive Plan, as amended (the “2002 Plan” and together with the 2012 Plan, the “Plans”). On December 4, 2013, we amended the 2012 Plan to (1) increase the number of shares available under the 2012 Plan for the grant of future awards by 2,869,821 shares to an aggregate amount not to exceed 7,269,821 shares of our common stock and (2) modified certain share counting provisions related to the definition of a full-value grant from 1.71 to 1.5 (“Full-Value Grant”). The 2012 Plan provides for two types of awards: (1) a Full-Value Grant under which one award shall reduce the shares available for grant under the 2012 Plan by 1.71 shares if granted prior to December 4, 2013 or 1.5 shares if granted on or after December 4, 2013, and (2) an option or stock appreciation right grant, under which one award shall reduce the shares available for grant under the 2012 Plan by one share. During the nine months ended March 31, 2014, 452,771 options to purchase shares of our common stock, 448,630 stock-settled restricted stock units, 613 cash-settled restricted stock units and 5,515 cash-settled stock appreciation rights were granted under the 2012 Plan. As of March 31, 2014, there were 4,523,434 shares available for grant under the 2012 Plan.

Share-based compensation expense, net was $7.1 million and $2.1 million for the three months ended March 31, 2014 and 2013, respectively, and was $22.4 million and $12.3 million for the nine months ended March 31, 2014 and 2013, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for share-based compensation arrangements was $1.5 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively, and was $5.3 million and $2.7 million for the nine months ended March 31, 2014 and 2013, respectively.

Fair Value Determination

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions noted in the following table.

	Nine Months Ended March 31,
	2014	2013
Expected volatility	32.7% - 55.4%	41.8% - 59.3%
Weighted-average volatility	45.9%	49.9%
Expected annual dividend	$1.20	$0.60
Expected term (in years)	2.06 - 4.66	2.32 - 4.49
Risk-free rate	0.3% - 1.8%	0.2% - 0.7%

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

Stock Option Activity

A summary of option activity under our Plans as of March 31, 2014 and changes during the nine months ended March 31, 2014 is presented below:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2013	2,124,032	$57.67	6.29	$21,077
Granted	452,771	66.65
Exercised	(978,429)	50.39
Forfeited or expired	(102,833)	61.41

Outstanding at March 31, 2014	1,495,541	64.89	7.01	$65,600

Exercisable at March 31, 2014	607,978	$79.60	4.41	$19,814

The weighted-average grant-date fair value of options granted for the three months ended March 31, 2014 and 2013 was $26.27 and $14.22, respectively, and for the nine months ended March 31, 2014 and 2013 was $20.76 and $15.80, respectively. The total intrinsic value of options exercised for the three months ended March 31, 2014 and 2013 was $12.3 million and $1.1 million, respectively, and for the nine months ended March 31, 2014 and 2013 was $30.5 million and $7.3 million, respectively.

Modification of Certain Stock Option Awards

Prior to fiscal year 2011, certain of the award agreements under the 2002 Plan stated that vested options not exercised were forfeited upon termination of employment for any reason other than death or disability. However, such award agreements provided that the Compensation and Option Committee of our Board of Directors (the “Compensation and Option Committee”) could extend the time period to exercise vested options 90 days beyond the employment termination date for certain employees. During the three and nine months ended March 31, 2014 and 2013, the Compensation and Option Committee used this authority. This action represented a modification of the terms or conditions of an equity award and therefore was accounted for as an exchange of the original award for a new award. Incremental share-based compensation cost for the excess of the fair value of the new award over the fair value of the original award was immaterial.

Restricted Stock Units

In the nine months ended March 31, 2014, we granted 130,616 restricted stock units with earnings per share (“EPS”) performance conditions, and 130,641 restricted stock units with market conditions under the 2012 Plan. Additionally, both the restricted stock units with EPS performance conditions and the restricted stock units with market conditions, secondarily vest based on the achievement of a return on invested capital (“ROIC”) performance condition, specifically, the achievement of a certain average ROIC level over fiscal years 2014 through 2016. The restricted stock units with EPS performance conditions cliff vest three years from the date of grant based on the achievement of certain cumulative EPS levels from fiscal years 2014 through 2016. The restricted stock units with market conditions cliff vest three years from the date of grant based on a comparison of our total shareholder return (“TSR”) to the TSR of a selected peer group of publicly listed multinational companies. The grant date fair value of the restricted stock units with market conditions of $6.0 million was calculated using a Monte Carlo simulation model. Compensation expense is recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the applicable targets will be met for the performance conditions, which is reassessed each reporting period.

In the nine months ended March 31, 2013, we granted 97,733 restricted stock units with EPS performance conditions, 97,733 restricted stock units with ROIC performance conditions and 97,733 restricted stock units with market conditions, under the 2012 Plan. The restricted stock units with EPS performance conditions cliff vest three years from the date of grant based on the achievement of certain cumulative EPS levels from fiscal years 2013 through 2015. The restricted stock units with ROIC conditions cliff vest three years from the date of grant based on the achievement of a certain average ROIC level over fiscal years 2013 through 2015. The restricted stock units with market conditions cliff vest three years from the date of grant based on a comparison of our TSR to the TSR of a selected peer group of publicly listed multinational companies. The grant date fair value of the restricted stock units with market conditions of $3.7 million was calculated using a Monte Carlo simulation model. Compensation expense, for both the restricted stock units with performance conditions and the restricted stock units with market conditions, is recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the applicable targets will be met for awards with performance conditions, which is reassessed each reporting period.

In the nine months ended March 31, 2014 and 2013, we also granted 176,621 and 243,622 time-vested restricted stock units, respectively, without performance or market conditions that cliff-vest three years from the date of grant, and 10,752 and 21,840 time-vested restricted stock units, respectively, without performance or market conditions that vest ratably over the three-year vesting period, under the 2012 Plan.

In the nine months ended March 31, 2014 and 2013, we granted 613 and 970 cash-settled restricted stock units, respectively, under the 2012 Plan. These restricted stock units are accounted for as liability awards and are recorded at the fair value at the end of the reporting period in accordance with their vesting schedules. During the nine months ended March 31, 2014, none of these restricted stock units were settled. At March 31, 2014, 2,632 cash-settled restricted stock units were outstanding.

In January and September 2008, we granted 34,608 and 28,344 cash-settled restricted stock units, respectively, outside the 2002 Plan. These restricted stock units were accounted for as liability awards and were recorded at the fair value at the end of the reporting period in accordance with their vesting schedules. At March 31, 2014, no cash-settled restricted stock units, granted outside the 2002 Plan, were outstanding. During the nine months ended March 31, 2014, no cash-settled restricted stock units granted outside the 2002 Plan, were settled. During the nine months ended March 31, 2013, 1,608 of these restricted stock unites were settled, at a cost of $0.1 million.

A summary of equity classified restricted stock unit activity as of March 31, 2014 and changes during the nine months ended March 31, 2014 is presented below:

Restricted Stock Units
Nonvested at June 30, 2013	1,750,315
Granted	448,630
Vested	(517,563)
Forfeited	(133,282)

Nonvested at March 31, 2014	1,548,100

At March 31, 2014, the aggregate intrinsic value of equity-classified restricted stock units was $164.7 million and there was $37.2 million of total unrecognized compensation cost related to equity classified restricted stock unit compensation arrangements. The weighted average recognition period was 1.3 years.

Stock Appreciation Rights

A summary of cash-settled stock appreciation rights as of March 31, 2014 and changes during the nine months ended March 31, 2014 is presented below:

Stock Appreciation Rights
Non-vested at June 30, 2013	12,666
Granted	5,515
Vested	(5,081)
Forfeited	(478)

Non-vested at March 31, 2014	12,622

Exercisable at March 31, 2014	486

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

Foreign Exchange Risk Management

We use foreign exchange contracts to hedge the price risk associated with foreign denominated forecasted purchases of materials used in our manufacturing process and to manage currency risk associated with operating costs in certain operating units, including foreign currency denominated intercompany loans and other foreign currency denominated assets. These contracts generally mature within two to five years. The majority of these contracts are designated as cash flow hedges.

At March 31, 2014 and June 30, 2013, we had outstanding foreign exchange contracts, primarily forward contracts, which are summarized below:

	March 31, 2014		June 30, 2013
	Gross Notional Value	Fair Value Asset/ (Liability)(1)	Gross Notional Value	Fair Value Asset/ (Liability)(1)
Currency Hedged (Buy/Sell):
U.S. Dollar/Euro	$1,668,139	$(31,406)	$540,264	$13,900
Euro/U.S. Dollar	216,526	(1,733)	191,978	(304)
Swiss Franc/U.S. Dollar	42,957	765	40,214	(596)
U.S. Dollar/Indian Rupee	12,000	(270)	0	0
Chinese Yuan/U.S. Dollar	11,838	(345)	0	0
Euro/Russian Rubles	10,121	401	0	0
Euro/Brazilian Real	8,275	(312)	0	0
British Pound/Swiss Franc	3,500	129	12,778	91
Japanese Yen/Euro	3,197	(343)	16,341	(55)
U.S. Dollar/Brazilian Real	3,100	(21)	0	0
Chinese Yuan/Euro	2,831	(73)	0	0
British Pound/U.S. Dollar	2,500	179	9,128	(164)
Russian Rubles/Euro	1,592	(87)	0	0
U.S. Dollar/Russian Rubles	625	(18)	0	0
Hungarian Forint/Euro	291	0	0	0

Total	$1,987,492	$(33,134)	$810,703	$12,872

(1)	Represents the net receivable/(payable) included in our Condensed Consolidated Balance Sheets.

Cash Flow Hedges

We designate a portion of our foreign exchange contracts as cash flow hedges of foreign currency denominated purchases. As of March 31, 2014 and June 30, 2013, we had $1,569.6 million and $479.8 million of forward contracts maturing through June 2018 and June 2014, respectively. These contracts are recorded at fair value in the accompanying Condensed Consolidated Balance Sheets. During the nine months ended March 31, 2014, we changed our election to now include forward points in our effectiveness assessment. Prior to this change, the changes in fair value for these contracts were calculated on a spot to spot rate basis. Effective September 30, 2013, the changes in fair value for these contracts are calculated on a forward to forward rate basis. These changes in fair value are reported in AOCI and are reclassified to either Cost of sales or Selling, general and administrative expenses (“SG&A”), depending on the nature of the underlying asset or liability that is being hedged, in our Condensed Consolidated Statements of Income, in the period or periods during which the underlying transaction occurs.

Changes in the fair value of the derivatives are highly effective in offsetting changes in the cash flows of the hedged items because the amounts and the maturities of the derivatives approximate those of the forecasted exposures. Any ineffective portion of the derivative is recognized in the current period in our Condensed Consolidated Statements of Income, in the same line item in which the foreign currency gain or loss on the underlying hedged transaction was recorded. We recognized $0.7 million and zero of ineffectiveness in our Condensed Consolidated Statements of Income in the three months ended March 31, 2014 and 2013, respectively and $1.9 million and zero of ineffectiveness in our Condensed Consolidated Statements of Income in the nine months ended March 31, 2014 and 2013, respectively. Prior to September 30, 2013, all components of each derivative’s gain or loss, with the exception of forward points (see below), were included in the assessment of hedge ineffectiveness. Effective September 30, 2013, we changed our election and now include forward points in our effectiveness assessment. At March 31, 2014 and June 30, 2013, the fair values of these contracts were a net liability of $28.7 million and a net asset of $11.6 million, respectively. The amount associated with these hedges that is expected to be reclassified from AOCI to earnings within the next 12 months is a loss of $11.6 million.

Prior to September 30, 2013 we elected to exclude forward points from the effectiveness assessment. At the end of the reporting period, we calculated the excluded amount, which is the fair value relating to the change in forward points that is recorded in current earnings as Foreign exchange losses, net in our Condensed Consolidated Statements of Income. For the nine months ended March 31, 2014 and 2013, we recognized $0.6 million and $1.6 million of net gains related to the change in forward points, respectively.

Economic Hedges

When hedge accounting is not applied to derivative contracts, or after former cash flow hedges have been de-designated as balance sheet hedges, we recognize the gain or loss on the associated contracts directly in current period earnings in our Condensed Consolidated Statements of Income as either Foreign exchange losses, net or Cost of sales according to the underlying exposure. As of March 31, 2014 and June 30, 2013, we had $417.8 million and $330.9 million, respectively, of forward contracts maturing through September 2014 and October 2013, respectively, in various currencies to hedge foreign currency denominated intercompany loans and other foreign currency denominated assets. At March 31, 2014 and June 30, 2013, the fair values of these contracts were net liabilities of $4.5 million and net assets of $1.2 million, respectively. Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans and other foreign denominated assets in Foreign exchange losses, net in our Condensed Consolidated Statements of Income.

Interest Rate Risk Management

We had one interest rate swap contract which matured on September 30, 2013 with a notional amount of $19.7 million at June 30, 2013, in order to manage our interest rate exposure and effectively convert interest on an operating lease from a variable rate to a fixed rate. The objective of the swap was to offset changes in rent expenses caused by interest rate fluctuations. The interest rate swap contract was designated as a cash flow hedge. At the end of each reporting period, the discounted fair value of the swap contract was calculated and recorded in AOCI and reclassified to rent expense, within SG&A in our Condensed Consolidated Statements of Income, in the then current period. If the hedge was determined to be ineffective, the ineffective portion would have been reclassified from AOCI and recorded as rent expense, within SG&A. For the three and nine months ended March 31, 2014 and 2013, we recognized an immaterial amount of ineffectiveness in our Condensed Consolidated Statements of Income. All components of the derivative were included in the assessment of the hedges’ effectiveness.

Fair Value of Derivatives

The following tables provide a summary of the fair value amounts of our derivative instruments as of March 31, 2014 and June 30, 2013:

		Fair Value
	Balance Sheet Location	March 31, 2014	June 30, 2013
Derivatives Designated as Cash Flow Hedges, Gross:
Other assets:
Foreign exchange contracts	Other current assets	$448	$11,812
Other liabilities:
Foreign exchange contracts	Accrued liabilities	29,114	169
Interest rate swap	Accrued liabilities	0	320

Total liabilities		29,114	489

Net (liability)/asset for derivatives designated as hedging instruments		(28,666)	11,323

Derivatives Designated as Economic Hedges, Gross:
Other assets:
Foreign exchange contracts	Other current assets	1,421	3,069
Other liabilities:
Foreign exchange contracts	Accrued liabilities	5,889	1,840

Net (liability)/asset for economic hedges:		(4,468)	1,229

Total net derivative (liability)/asset		$(33,134)	$12,552

Derivative Activity

The following tables show derivative activity for derivatives designated as cash flow hedges for the three months ended March 31, 2014 and 2013:

Derivative	Location of Derivative Gain/(Loss) Recognized in Income	Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion)		Gain/(Loss) from Amounts Excluded from Effectiveness Testing
		Three Months Ended March 31,
		2014	2013	2014	2013	2014	2013
Foreign exchange contracts	Cost of sales	$(3,425)	$(1,918)	$(749)	$0	$0	$0
Foreign exchange contracts	SG&A	(62)	248	0	0	0	0
Foreign exchange contracts	Foreign exchange losses, net	0	0	0	0	12	208
Interest rate swap	SG&A	0	(205)	0	(1)	0	0

Total cash flow hedges		$(3,487)	$(1,875)	$(749)	$(1)	$12	$208

Derivative	Gain/(Loss) Recognized in AOCI (Effective Portion)
	Three Months Ended March 31,
	2014	2013
Foreign exchange contracts	$(3,664)	$15,628
Interest rate swap	0	16

Total cash flow hedges	$(3,664)	$15,644

The following table shows derivative activity for derivatives designated as cash flow hedges for the nine months ended March 31, 2014 and 2013:

Derivative	Location of Derivative Gain/(Loss) Recognized in Income	Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion)		Gain/(Loss) from Amounts Excluded from Effectiveness Testing
		Nine Months Ended March 31,
		2014	2013	2014	2013	2014	2013
Foreign exchange contracts	Cost of sales	$(3,971)	$25,847	$(1,878)	$0	$0	$0
Foreign exchange contracts	SG&A	(62)	326	0	0	0	0
Foreign exchange contracts	Foreign exchange losses, net	0	0	0	0	590	1,603
Interest rate swap	SG&A	(192)	(570)	(1)	(4)	0	0

Total cash flow hedges		$(4,225)	$25,603	$(1,879)	$(4)	$590	$1,603

Derivative	Gain/(Loss) Recognized in AOCI (Effective Portion)
	Nine Months Ended March 31,
	2014	2013
Foreign exchange contracts	$(43,381)	$4,480
Interest rate swap	35	(70)

Total cash flow hedges	$(43,346)	$4,410

The following table summarizes gains and losses from our derivative instruments that are not designated as hedging instruments for the three and nine months ended March 31, 2014 and 2013:

		Three Months Ended March 31,		Nine Months Ended March 31,
Derivative	Location of Derivative Gain/(Loss)	2014	2013	2014	2013
Foreign exchange contracts	Cost of sales	$(985)	$2,214	$(6,421)	$(2,957)
Foreign exchange contracts	Foreign exchange losses, net	(147)	(4,438)	13,226	(1,686)

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

The following table provides the fair value hierarchy for assets and liabilities measured on a recurring basis.

	Fair Value at March 31, 2014			Fair Value at June 30, 2013
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets/(Liabilities)
Short-term investments	$0	$0	$0	$10,008	$0	$0
Available-for-sale securities	2,435	0	0	2,149	0	0
Foreign exchange contracts	0	(33,134)	0	0	12,872	0
Interest rate swap	0	0	0	0	(320)	0
Pension assets	6,210	0	0	6,801	0	0
Contingent consideration	0	0	(1,007)	0	0	(228)

Net asset/(liability)	$8,645	$(33,134)	$(1,007)	$18,958	$12,552	$(228)

	Total Gains (Losses) for the Three Months Ended March 31,		Total Gains (Losses) for the Nine Months Ended March 31,
Description of Liability	2014	2013	2014	2013
Contingent Consideration	$(13)	$0	$(29)	$12,500

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

Contingent Consideration: Substantially all of our contingent consideration is associated with an earn-out related to our acquisition of Duran. We use a probability-weighted discounted cash flow approach (a form of the income approach) in determining the fair value of the contingent consideration. The principal inputs to the approach include our expectations of Duran gross profit related to the sale of certain specified products (“Duran Gross Profit”), through June 30, 2020 and a discount rate that begins with our weighted average cost of capital and adjusts for the risks associated with the underlying Duran Gross Profit outcome, the functional form of the payout and our credit risk associated with making the payment. Refer to Note 23 – Acquisitions for more information on the contingent consideration.

We also have contingent consideration associated with an earn-out related to the acquisition of substantially all of the assets of Interchain. We calculate the contingent consideration based on the probability of actual revenue performance. Given the use of significant inputs that are not observable in the market, the contingent liability is classified within Level 3 of the fair value hierarchy.

In the three and nine months ended March 31, 2013, we revised our estimate of the contingent consideration liability related to the acquisition of MWM Acoustics LLC and certain related entities (“MWM Acoustics”) and reduced the liability by zero and $12.5 million, respectively, which was recognized within SG&A in our Condensed Consolidated Statements of Income.

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

The following table provides the carrying value for assets and liabilities measured on a non-recurring basis, all of which are measured under Level 3 of the fair value hierarchy, and the losses recorded during the periods presented. There were no losses recognized in the three and nine months ended March 31, 2014 and 2013.

Description of Assets	March 31, 2014	June 30, 2013
Equity method investments	$1,547	$1,660
Goodwill	257,592	234,342
Long-lived assets	507,945	485,296

Total	$767,084	$721,298

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

Note 15 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of the following:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013		Nine months Ended March 31, 2014		Nine months Ended March 31, 2013
	Pre-Tax	Net of Tax	Pre-Tax	Net of Tax	Pre-Tax	Net of Tax	Pre-Tax	Net of Tax
Foreign currency translation gains (losses)	$3,694	$3,694	$(21,677)	$(21,677)	$45,875	$45,875	$2,793	$2,793

Unrealized (losses) gains on hedging derivatives:
Gains (losses) reclassified from AOCI into income (effective portion) (1)	3,425	2,567	1,918	1,861	3,971	2,974	(25,847)	(18,272)
Gains (losses) reclassified from AOCI into income (effective portion) (2)	62	47	(43)	(36)	254	190	244	172
Gains reclassified from AOCI into income (ineffective portion) (1)	749	564	0	0	1,878	1,406	0	0
Gains reclassified from AOCI into income (ineffective portion) (2)	0	0	1	1	1	1	4	3
(Losses) gains recognized in AOCI (effective portion)	(3,664)	(2,841)	15,644	11,263	(43,346)	(32,475)	4,410	3,117
Other (losses) gains	(746)	(562)	4	3	(1,909)	(1,428)	35	26

Unrealized (losses) gains on hedging derivatives	(174)	(225)	17,524	13,092	(39,151)	(29,332)	(21,154)	(14,954)
Pension liability adjustment:
Amortization of prior service cost (3)	251	182	287	184	751	425	871	590
Amortization of net loss (3)	764	553	968	623	2,278	1,289	2,905	1,971
Expected return on plan assets (3)	(66)	(48)	(70)	(45)	(192)	(109)	(215)	(146)
Tax rate change (4)	0	0	0	0	0	0	0	719
Other (losses) gains(5)	(76)	(139)	524	360	(1,287)	(728)	230	156

Pension liability adjustment	873	548	1,709	1,122	1,550	877	3,791	3,290
Unrealized gains on available-for-sale securities	81	51	149	94	256	162	500	235

Other comprehensive income (loss)	$4,474	$4,068	$(2,295)	$(7,369)	$8,530	$17,582	$(14,070)	$(8,636)

(1)	Reclassified to Cost of sales in our Condensed Consolidated Statements of Income. Refer to Note 13 – Derivatives for more information.
(2)	Reclassified to SG&A in our Condensed Consolidated Statements of Income. Refer to Note 13 – Derivatives for more information.
(3)	Reclassified to SG&A in our Condensed Consolidated Statements of Income. Refer to Note 17 – Retirement Benefits for more information.
(4)	Impact on deferred taxes due to tax rate changes in certain jurisdictions.
(5)	Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits included in AOCI.

AOCI: At March 31, 2014 and June 30, 2013 AOCI consisted of the following:

Income/(Loss):	March 31, 2014	June 30, 2013
Cumulative translation adjustment	$97,148	$51,273
Pension liability adjustment	(35,842)	(36,719)
Unrealized (losses) gains on hedging derivatives	(22,303)	7,029
Unrealized gains on available-for-sale securities	379	217

Total AOCI	$39,382	$21,800

We had approximately $2.4 million and $2.1 million of investments at March 31, 2014 and June 30, 2013, respectively, included in Other current assets in our Condensed Consolidated Balance Sheets that have been classified as available-for-sale securities. These securities are recorded at fair value with realized gains and losses recorded in income and unrealized gains and losses recorded in AOCI, net of taxes.

Note 16 – Restructuring Program

Our restructuring program that is designed to improve our global footprint, cost structure, technology portfolio, human resources and internal processes continues.

For the three and nine months ended March 31, 2014 and 2013, we continued to refine and expand on activities launched in prior years. During the three and nine months ended March 31, 2014, we launched additional programs to drive functional efficiencies and improve our cost structure and global footprint. During the three and nine months ended March 31, 2013, significant new programs were launched focused on achieving further productivity improvements by consolidating operations and relocating certain functions to lower cost countries.

A summary and components of our restructuring initiatives are presented below and include accruals for new programs as well as revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Severance Related Costs	Third Party Contractor Termination Costs	Facility Closure and Other Related Costs	Asset Impairments (1)	Total
Liability, June 30, 2013	$23,563	$1,014	$33,848	$0	$58,425
Expense (2)	20,000	4,213	3,954	5,541	33,708
Accumulated depreciation offset	0	0	0	(5,541)	(5,541)
Payments	(30,336)	(5,274)	(10,094)	0	(45,704)
Foreign currency translation	1,175	47	1,485	0	2,707

Liability, March 31, 2014	$14,402	$0	$29,193	$0	$43,595

Liability, June 30, 2012	$19,938	$17	$10,839	$0	$30,794
Expense (2)	25,076	52	1,704	2,221	29,053
Accumulated depreciation offset	0	0	0	(2,221)	(2,221)
Payments	(11,655)	(72)	(4,364)	0	(16,091)
Foreign currency translation	65	3	19	0	87

Liability, March 31, 2013	$33,424	$0	$8,198	$0	$41,622

(1)	Credits related to restructuring charges for accelerated depreciation and inventory provisions are recorded against the related assets in Property, plant and equipment, net or Inventories in our Condensed Consolidated Balance Sheets and do not impact the restructuring liability.
(2)	Restructuring expenses noted above are primarily in SG&A in our Condensed Consolidated Statements of Income. Asset impairments which consist of accelerated depreciation and inventory provisions are primarily in Cost of sales in our Condensed Consolidated Statements of Income.

Restructuring liabilities are recorded in Accrued liabilities and Other non-current liabilities in our Condensed Consolidated Balance Sheets.

Restructuring expenses by reporting business segment are presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Infotainment	$(299)	$11,236	$17,551	$10,941
Lifestyle	1,802	13,867	7,493	14,618
Professional	1,150	1,658	3,123	1,273

Total	2,653	26,761	28,167	26,832
Asset Impairments	2,086	1,226	5,541	2,221

Total	$4,739	$27,987	$33,708	$29,053

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

The SERP is an unfunded plan for tax purposes and under the Employee Retirement Income Security Act of 1974 (“ERISA”) all obligations arising under the SERP are payable from our general assets. To assist in the funding of the benefits under the SERP, we maintain assets in an irrevocable rabbi trust whereby the use of these assets is restricted to funding our future benefit obligations under the SERP. These assets are not plan assets of the SERP, therefore, in the event of bankruptcy, the assets become unrestricted and the SERP would become a general creditor of our company. The assets and liabilities, and earnings and expenses, of the rabbi trust are consolidated in our condensed consolidated financial statements. As of March 31, 2014 and June 30, 2013, there were $54.8 million and $54.5 million, respectively, of total assets included in the rabbi trust of which $15.7 million and $16.3 million, respectively, consist of cash and $39.1 million and $38.2 million, respectively, consist of the cash surrender value of life insurance policies.

The following table presents the components of net periodic benefit cost for the three and nine months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Service cost	$632	$550	$1,876	$1,624
Interest cost	1,806	1,786	5,389	5,311
Expected return on plan assets	(66)	(70)	(192)	(215)
Amortization of prior service cost	251	287	751	871
Amortization of net loss	764	968	2,278	2,905

Net periodic benefit cost	$3,387	$3,521	$10,102	$10,496

During the three months ended March 31, 2014 and 2013, we made contributions of $2.9 million and $2.7 million, respectively, to the defined benefit pension plans which were paid to participants. During the nine months ended March 31, 2014 and 2013, we made contributions of $7.8 million and $6.9 million, respectively, to the defined benefit pension plans which were paid to participants. We expect to make approximately $2.8 million in contributions for the remainder of the fiscal year ending June 30, 2014.

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

The following table reports Net sales and Operating income (loss) by each reporting segment for the three and nine months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net sales:
Infotainment	$735,567	$568,657	$2,066,024	$1,669,484
Lifestyle	468,177	327,254	1,232,402	990,528
Professional	200,387	165,316	605,297	452,501
Other	104	545	341	3,094

Total	$1,404,235	$1,061,772	$3,904,064	$3,115,607

Operating income (loss):
Infotainment	$60,313	$21,207	$155,431	$96,132
Lifestyle	51,381	23,431	143,724	110,522
Professional	24,813	20,794	76,697	60,307
Other	(35,074)	(27,170)	(103,181)	(81,226)

Total	$101,433	$38,262	$272,671	$185,735

Note 19 – Significant Customers

Presented below are the percentages of net sales to, and net accounts receivables due from, customers who represent ten percent or more of our net sales or net accounts receivable, as follows:

	Net Sales		Accounts Receivable, Net
	Nine months Ended March 31,		March 31,	June 30,
	2014	2013	2014	2013
BMW	16%	17%	14%	12%
Fiat Chrysler Automobiles	13%	8%	14%	12%
Audi/Volkswagen	12%	13%	7%	9%
Other customers	59%	62%	65%	67%

Total	100%	100%	100%	100%

We anticipate that BMW, Fiat Chrysler Automobiles and Audi/Volkswagen will continue to account for a significant portion of our net sales and net accounts receivable for the foreseeable future. Our customers are not obligated to any long-term purchases of our products.

Note 20 – Commitments and Contingencies

At March 31, 2014, we were subject to legal claims and litigation arising in the ordinary course of business, including the matters described below. The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

On May 2, 2008, Lead Plaintiff filed a consolidated class action complaint (the “Consolidated Complaint”). The Consolidated Complaint, which extended the Class Period through February 5, 2008, contended that Harman and certain of our officers and directors violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, by issuing false and misleading disclosures regarding our financial condition in fiscal year 2007 and fiscal year 2008. In particular, the Consolidated Complaint alleged that defendants knowingly or recklessly failed to disclose material adverse facts about MyGIG radios, personal navigation devices and our capital expenditures. The Consolidated Complaint alleged that when Harman’s true financial condition became known to the market, the price of our common stock declined significantly, causing losses to the plaintiff class.

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

On September 5, 2012, the Court heard oral arguments on defendants’ motion to dismiss. At the request of the Court, on September 24, 2012, each side submitted a supplemental briefing on defendants’ motion to dismiss. On January 17, 2014, the Court granted a motion to dismiss, without prejudice, the In Re Harman International Industries, Inc. Securities Litigation.

Patrick Russell v. Harman International Industries, Incorporated, et al.

Patrick Russell (the “Russell Plaintiff”) filed a complaint on December 7, 2007 in the United States District Court for the District of Columbia and an amended purported putative class action complaint on June 2, 2008 against Harman and certain of our officers and directors alleging violations of ERISA and seeking, on behalf of all participants in and beneficiaries of the Savings Plan, compensatory damages for losses to the Savings Plan as well as injunctive relief, imposition of a constructive trust, restitution, and other monetary relief. The amended complaint alleged that from April 26, 2007 to the present defendants failed to prudently and loyally manage the Savings Plan’s assets, thereby breaching their fiduciary duties in violation of ERISA by causing the Savings Plan to invest in our common stock notwithstanding that the stock allegedly was “no longer a prudent investment for the Participants’ retirement savings.” The amended complaint further claimed that, during the Class Period, defendants failed to monitor the Savings Plan’s fiduciaries, failed to provide the Savings Plan’s fiduciaries with, and to disclose to the Savings Plan’s participants, adverse facts regarding Harman and our businesses and prospects. The Russell Plaintiff also contended that defendants breached their duties to avoid conflicts of interest and to serve the interests of participants in and beneficiaries of the Savings Plan with undivided loyalty. As a result of these alleged fiduciary breaches, the amended complaint asserted that the Savings Plan had “suffered substantial losses, resulting in the depletion of millions of dollars of the retirement savings and anticipated retirement income of the Savings Plan’s Participants.”

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

Infotainment Supply Arrangements

We have arrangements with our infotainment customers to provide products that meet predetermined technical specifications and delivery dates. In the event that we do not satisfy the performance obligations under these arrangements, we may be required to indemnify the customer. We accrue for any loss that we expect to incur under these arrangements when that loss is probable and can be reasonably estimated. For the three months ended March 31, 2014 and the three and nine months ended March 31, 2013, we did not incur any costs relating to delayed delivery of product to an infotainment customer. For the nine months ended March 31, 2014, we recognized a gain of $6.1 million relating to losses that we no longer expect to incur. An inability to meet performance obligations on infotainment platforms to be delivered in future periods could adversely affect our results of operations, cash flows and financial condition in future periods.

Customs NAFTA Preferential Tariff Treatment

We have submitted a prior disclosure (“Prior Disclosure”) related to our compliance with U.S. Customs regulations for our fiscal years 2008 through 2012. As we implement our corrective actions, we are in the process of submitting updates to the Prior Disclosure quantifying our compliance through June 30, 2014. This Prior Disclosure and the related updates address several areas of review including our compliance with (a) the North American Free Trade Agreement (“NAFTA”), (b) classification, (c) quantity, and (d) valuation, as defined by U.S. Customs. As of March 31, 2014 and June 30, 2013, we have estimated that our potential liability including interest related to this Prior Disclosure and the related updates is approximately $21 million and $27 million, respectively, which has been accrued for in our Condensed Consolidated Balance Sheets. Approximately $8 million of payments have been remitted during the nine months ended March 31, 2014, as discussed in more detail below.

We regularly import goods that qualify for preferential duty claims pursuant to NAFTA. NAFTA requires that an importer have a valid NAFTA Certificate of Origin in its possession at the time it makes a preferential duty claim. Our evaluation of our compliance with the NAFTA area of review has preliminarily determined that a number of preferential duty claims were made without first obtaining the required NAFTA certificate. U.S. Customs regulations, however, permit discretion to waive this requirement if the imported goods qualify for NAFTA preferential tariff treatment. We were advised in the fourth quarter of fiscal year 2013 that U.S. Customs has changed its internal practice and now intends to restrict the exercise of this discretion in this area. We believe that we will ultimately be able to demonstrate that a substantial amount of the goods imported qualified for NAFTA preferential tariff treatment. We intend to vigorously pursue a waiver of the NAFTA certificate requirement to minimize the duty and interest paid related to these claims, however, there is no assurance that we will prevail in obtaining this waiver. As of March 31, 2014, our current estimate, including interest, of goods imported that do not qualify for NAFTA preferential tariff treatment is approximately $9 million, which, after deducting remitted payments is a component of the accruals referred to above. In October 2013, we submitted our Prior Disclosure supplement relating to our review of our compliance with NAFTA and remitted payment of approximately $6 million in November 2013. In December 2013, we submitted an additional Prior Disclosure supplement addressing other areas of our review and as a result remitted payment of approximately $2 million in January 2014. We expect this Prior Disclosure and the related updates to be completed by June 2014.

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

In the first quarter of fiscal year 2013, we entered into a contract with Neusoft to develop certain software to be integrated into certain infotainment platforms for a customer. In the third quarter of fiscal year 2013, we entered into a separate contract with Neusoft to develop digital map databases. As of March 31, 2014 and June 30, 2013, we have paid Neusoft approximately $10.5 million (€7.6 million) and $7.7 million (€5.8 million), respectively, which we have classified as a Current asset in our Condensed Consolidated Balance Sheets. Upon acceptance of the purchased software, which we expect to occur in the fourth quarter of fiscal year 2014, the asset will be reclassified as capitalized software and will be amortized over the future revenue stream of the products to which it relates.

During the three months ended March 31, 2014 and 2013, we incurred total expenses of $6.4 million and $3.8 million, respectively, for engineering and software development services with Neusoft Technology and Neusoft. During the nine months ended March 31, 2014 and 2013, we incurred total expenses of $22.4 million and $19.3 million, respectively, for engineering and software development services with Neusoft Technology and Neusoft.

In May 2013, we entered into a joint-venture agreement with Neusoft to establish a Chinese foreign entity joint venture named Harman Neusoft Automotive Infotech (Dalian) Co., Ltd. (the “Joint Venture”). The purpose of the Joint Venture is to develop, manufacture, distribute and sell car aftermarket products including, without limitation, car aftermarket audio speakers, amplifiers and head units with or without navigation and telematics features and to provide relevant technical support and services.

The total investment amount of the Joint Venture is $10.0 million and the registered capital is $7.0 million. We will contribute 60 percent and Neusoft will contribute 40 percent of the registered capital. The Joint Venture was officially approved by the Chinese government in December 2013. We are still in the process of setting up the Joint Venture’s infrastructure. We expect to begin funding our share of the registered capital in the fourth quarter of fiscal year 2014. During the nine months ended March 31, 2014, there was no financial activity in the Joint Venture. The operating results of the Joint Venture will be included in our consolidated financial statements as a non-controlling interest.

Note 22 – Transfer of Ownership of Manufacturing Facility

On April 10, 2013 (the “Schaidt Agreement Date”), HBAS entered into an agreement to transfer the ownership of an automotive manufacturing plant in Germany to a third party, Schaidt KG. Schaidt KG will manufacture and supply products for HBAS based on HBAS’s orders. As consideration for the assumption by Schaidt KG of certain of HBAS’s obligations, HBAS has agreed to pay Schaidt KG €41.1 million, or approximately $53.5 million, plus a bonus of €4.0 million, or approximately $5.2 million, if Schaidt KG meets certain supply obligations, as defined in the agreement. We have determined that the transfer of the manufacturing plant assets cannot be accounted for as a sale since Schaidt KG does not have adequate initial or ongoing investment in the manufacturing plant, and because we will maintain a level of continued involvement such that the risks of ownership have not transferred.

During the nine months ended March 31, 2014, approximately €3.2 million, or approximately $4.4 million, of previously accrued indemnification payments were made. During the three and nine months ended March 31, 2014, no further expenses were recognized related to our payment obligations that have been made or which are deemed probable of being made to Schaidt KG to indemnify them for their assumption of certain of our obligations. Approximately €16.7 million, or approximately $23.0 million of accrued indemnification payments are expected to be paid over the next two years and are accrued as accrued liabilities or other non-current liabilities in our Condensed Consolidated Balance Sheet at March 31, 2014, based on the expected timing. We have revised our estimated useful life of the transferred manufacturing assets to accelerate the depreciation over the expected term of the manufacturing arrangement. Approximately €1.0 million, or $1.4 million, and €3.1 million, or $4.3 million, of accelerated depreciation was recorded during the three and nine months ended March 31, 2014, respectively. As a result, the manufacturing plant assets will be included in our condensed consolidated financial statements indefinitely from the Schaidt Agreement Date forward unless future circumstances warrant a change.

Note 23 – Acquisitions

Acquisition of Duran Audio BV

On October 17, 2013, (the “Duran Acquisition Date”), we acquired all of the outstanding shares of Duran, a developer of professional audio products, for a total purchase price of €18.0 million, or approximately $24.4 million (the “Duran Acquisition”), subject to both a net debt and working capital adjustment (the “Duran Adjustments”). On the Duran Acquisition Date, we paid approximately €0.6 million, or approximately $0.8 million, for the estimated net debt adjustment. Subsequently, we finalized the transaction with an additional payment of €0.5 million, or approximately $0.6 million, for the final Duran Adjustments. The Duran Acquisition is subject to a 12 percent indemnification holdback which is payable contingent on the outcome of certain events over the next 18 months. The Duran Acquisition is also subject to an earn-out of a maximum of €12.0 million, or approximately $16.4 million, based on our expectations of the Duran Gross Profit, during the period commencing on the Duran Acquisition Date through June 30, 2020. Our preliminary valuation of the contingent consideration is €0.7 million or approximately $0.9 million.

The total cost of the Duran Acquisition, including the fair value of the contingent consideration, was allocated on a preliminary basis, subject to final allocation, to the assets acquired and liabilities assumed based on their fair values at the Duran Acquisition Date, as follows:

October 17, 2013
Cash and cash equivalents	$937
Accounts receivable	1,400
Inventories	2,927
Other current assets	122

Current assets	5,386
Property, plant and equipment	656
Goodwill	15,132
Intangibles	8,545

Total assets	29,719

Accounts payable	334
Accrued liabilities	561

Total current liabilities	895
Other noncurrent liabilities	2,136

Total liabilities	3,031

Net assets	$26,688

Based on our preliminary valuation, goodwill and intangibles were recorded in connection with the Duran Acquisition based on third-party valuations and management’s estimates for those acquired intangible assets. The valuation of the acquired net assets is subject to change as we obtain additional information for our estimates during the measurement period. The primary areas of those purchase price allocations that are not yet finalized relate to identifiable intangible assets, contingent consideration and residual goodwill. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Of the $15.1 million of goodwill recognized, none is deductible for tax purposes. Intangible assets include technology of $2.5 million with approximate useful lives ranging from 26.5 months to 38.5 months, product lines of $4.5 million with approximate useful lives ranging from 62.5 months to 86.5 months, customer relationships of $1.5 million with approximate useful lives ranging from 2.5 months to 26.5 months and a trade name of $0.04 million with an approximate useful life of one year. We also recorded an adjustment of $0.6 million to Inventories to adjust the opening balance to fair value. This fair value adjustment will be amortized over 8.5 months through Cost of Sales. Expenses of zero and $0.3 million were recognized in connection with this acquisition and are included in SG&A in our Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2014, respectively. The operating results of Duran are included in our condensed consolidated financial statements within our Professional segment. Pro forma financial information has not been provided as the Duran Acquisition is not material to our results of operations.

Interchain

On July 31, 2012, we entered into an agreement to purchase certain assets and liabilities of Interchain (the “Interchain Acquisition”), a technology product company that specializes in developing telematics, fleet management, Android® based in-vehicle infotainment and location-based solutions, for a purchase price of 45 million Indian Rupees, or approximately $0.8 million, of which $0.3 million was paid on July 31, 2012 and $0.5 million was paid on October 13, 2012, which is the date the transaction closed (the “Interchain Acquisition Date”). The Interchain Acquisition is also subject to a 50 million Indian Rupee earn-out, or approximately $0.9 million, which is payable upon the achievement of certain financial targets in the 12 month periods ending September 1, 2013 and September 2, 2014, which we recorded as a $0.2 million and $0.3 million Non-current liability in our Condensed Consolidated Balance Sheets at March 31, 2014 and June 30, 2013, respectively, based upon management’s estimate of its fair value. The total cost of the Interchain Acquisition including the fair value of the earn-out, was allocated to the assets acquired and liabilities assumed based on their fair values at the Interchain Acquisition Date. Goodwill of $0.6 million and intangibles of $0.4 million were recorded in connection with the acquisition. The operating results of the Interchain Acquisition are included in our Infotainment segment. Pro-forma financial information has not been presented as the Interchain Acquisition is not material to our results of operations.

Martin

On February 28, 2013, (the “Martin Acquisition Date”), we acquired all of the issued and outstanding shares of Martin, a leading provider of dynamic lighting solutions for the entertainment, architectural and commercial sectors, for a purchase price of €110.0 million (the “Martin Acquisition”), subject to both an estimated and final (1) net interest bearing debt adjustment and (2) a working capital adjustment (the “Adjustments”). The final Adjustments were to be calculated within 45 business days of the Martin Acquisition Date. On the Martin Acquisition Date, an initial purchase price of €70.6 million, or $92.8 million, was paid based on the estimated Adjustments as of such date. The purchase price included the assumption of approximately $50.5 million of debt, the majority of which was paid off during the third quarter of fiscal year 2013. The final purchase price was settled as the calculation of the final Adjustments was completed resulting in a $2.0 million reduction to the purchase price.

The total cost of the Martin Acquisition was allocated to the assets acquired and liabilities assumed based on their fair values at the Martin Acquisition Date, as follows:

February 28, 2013
Cash and cash equivalents	$2,140
Accounts receivable	25,392
Inventories	41,104
Deferred taxes, current, net	8,016
Other current assets	5,187

Current assets	81,839
Property, plant and equipment	9,421
Goodwill	61,557
Investments in unconsolidated subsidiaries	1,932
Intangibles	36,299
Other noncurrent assets	1,574

Total assets	192,622

Current portion of long-term debt	2,389
Short-term debt	39,061
Accounts payable	11,401
Accrued liabilities	31,052
Income taxes payable	975

Total current liabilities	84,878
Deferred tax liabilities, long-term, net	7,885
Long-term debt	9,080

Total liabilities	101,843

Net assets	$90,779

Based on our valuation, goodwill and intangibles were recorded in connection with the acquisition based on third-party valuations and management’s estimates for those acquired intangible assets. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Of the $61.6 million of goodwill recognized, none is deductible for tax purposes. Intangible assets included a non-amortized indefinite useful life trade name of $20.1 million, customer relationships of $13.2 million with approximate useful lives ranging from six to seven years, backlog of $2.3 million with a useful life of four months and technology of $0.7 million with an approximate useful life of two years. We also recorded adjustments of $3.7 million and $4.5 million to Inventories and Property, plant and equipment, net, respectively, to adjust the opening balances to fair value. These fair value adjustments will be amortized over their estimated lives of 12 months and four years, respectively, through Cost of sales and depreciation expense within Cost of sales and SG&A, respectively. Expenses of $2.3 million were recognized in connection with this acquisition and were included in SG&A in our Condensed Consolidated Statement of Income in the nine months ended March 31, 2013. The operating results of Martin are included in our Professional segment. Pro-forma financial information has not been presented as the Martin Acquisition is not material to our results of operations.

Note 24 – Subsequent Events

Dividend Declaration

On May 1, 2014 we declared a cash dividend of $0.30 per share for the quarter ended March 31, 2014. The quarterly dividend will be paid on May 27, 2014 to each stockholder of record as of the close of business on May 12, 2014.

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

Executive Overview

We believe we are a worldwide leader in the development, manufacture and marketing of high quality, high-fidelity audio products, lighting solutions and electronic systems, as well as digitally integrated audio and infotainment systems for the automotive industry. We have developed a broad range of product offerings which we sell in our principal markets under our renowned brand names, including AKG®, Crown®, JBL®, Infinity®, Harman/Kardon®, Lexicon®, dbx®, BSS®, Studer®, Soundcraft®, Mark Levinson®, Becker®, DigiTech®, Revel®, Logic 7®, Martin®, Aha® and Selenium®. We have built these brands by developing our engineering, manufacturing and marketing competencies, and have employed these resources to establish our company as a leader in the markets we serve.

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

Our products are sold worldwide, with the largest markets located in the United States and Germany. In the United States, our primary manufacturing facilities are located in Kentucky and Indiana. Outside of the United States, we have manufacturing facilities in Austria, Brazil, China, Denmark, Hungary, France, Germany, Mexico, the Netherlands and the United Kingdom.

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

We believe significant opportunities exist to grow our business in all three of our business segments in emerging markets such as Brazil, Russia, India and China (“BRIC”). During the three months ended March 31, 2014, sales increased $40.9 million in these emerging markets to $168.6 million, an increase of 32.0 percent over the same period in the prior fiscal year. Excluding China, the BRIC countries sales decreased $6.9 million to $40.7 million, a decrease of 14.6 percent during the three months ended March 31, 2014, compared to the same period in the prior fiscal year. During the nine months ended March 31, 2014, sales increased $104.9 million in these emerging markets to $501.4 million, an increase of 26.5 percent over the same period in the prior fiscal year. Excluding China, the BRIC countries sales increased $5.8 million to $134.1 million, an increase of 4.5 percent during the nine months ended March 31, 2014 compared to the same period in the prior fiscal year. We expect our market share to continue to grow significantly in these countries.

We continue to roll out our global marketing campaign featuring some of the world’s most prominent artists and celebrities such as Maroon 5, Linkin Park, Mariano Rivera and Tim McGraw, in order to increase brand awareness and support growth and market share gains across our entire business.

Critical Accounting Policies

Recently Adopted Accounting Standards

For the nine months ended March 31, 2014, there were no significant changes to our critical accounting policies and estimates from those disclosed in the consolidated financial statements and the related notes included in our 2013 Annual Report, except for recently adopted accounting standards disclosed in Note 2 – New Accounting Standards in the Notes to the Condensed Consolidated Financial Statements for the nine months ended March 31, 2014.

Recently Issued Accounting Standards

Refer to Note 2 – New Accounting Standards in the Notes to the Condensed Consolidated Financial Statements for a summary of recently issued accounting standards.

Results of Operations

Net Sales

Net sales for the three months ended March 31, 2014 were $1.404 billion compared to $1.062 billion in the same period in the prior year, an increase of 32.3 percent, or an increase of 30.6 percent excluding foreign currency translation. Net sales increased in all of our segments. The increase was primarily due to higher automotive production volumes and take rates, a large order from a mobile telecommunications customer, accelerated sales of new products launched earlier in the year in the home and multimedia business, and favorable foreign currency translation of $13.6 million.

Net sales for the nine months ended March 31, 2014 were $3.904 billion compared to $3.116 billion in the same period in the prior year, an increase of 25.3 percent, or an increase of 22.9 percent excluding foreign currency translation. Net sales increased in all of our segments. The increase was primarily due to new scalable infotainment business, the acquisition of Martin Professional A/S (“Martin”), higher automotive production volumes and take rates, a large order from a mobile telecommunications customer, accelerated sales of new products launched earlier in the year in the home and multimedia business, improved economic conditions in Europe and favorable foreign currency translation of $61.6 million.

A summary of our net sales by business segment is presented below:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2014	%	2013	%	2014	%	2013	%
Net sales:
Infotainment	$735,567	52.4%	$568,657	53.6%	$2,066,024	52.9%	$1,669,484	53.6%
Lifestyle	468,177	33.3%	327,254	30.8%	1,232,402	31.6%	990,528	31.8%
Professional	200,387	14.3%	165,316	15.6%	605,297	15.5%	452,501	14.6%
Other	104	—	545	—	341	—	3,094	—

Total	$1,404,235	100.0%	$1,061,772	100.0%	$3,904,064	100.0%	$3,115,607	100.0%

Infotainment – Net sales for the three months ended March 31, 2014 increased $166.9 million, or 29.4 percent, compared to the same period in the prior year, and increased 26.2 percent excluding foreign currency translation. The increase in net sales was driven by higher automotive production volumes, the expansion of recent production launches across car lines, higher take rates and favorable foreign currency translation of $14.2 million.

Net sales for the nine months ended March 31, 2014 increased $396.5 million, or 23.8 percent, compared to the same period in the prior year, and increased 19.8 percent excluding foreign currency translation. The increase in net sales was driven by higher automotive production volumes, increases in new scalable infotainment systems and higher take rates, the expansion of recent production launches across car lines, improved economic conditions in Europe and favorable foreign currency translation of $54.8 million.

Lifestyle – Net sales for the three months ended March 31, 2014 increased $140.9 million, or 43.1 percent, compared to the same period in the prior year, and increased 42.5 percent excluding foreign currency translation. The increase in net sales was driven by a large order from a mobile telecommunications customer, accelerated sales of new products launched earlier in the year in the home and multimedia business, higher automotive audio sales as a result of higher automotive production volumes and increased take rates and favorable foreign currency translation of $1.2 million.

Net sales for the nine months ended March 31, 2014 increased $241.9 million, or 24.4 percent, compared to the same period in the prior year, and increased 23.0 percent excluding foreign currency translation. The increase in net sales was driven by accelerated sales of new products launched earlier in the year in the home and multimedia business, higher automotive audio sales as a result of higher automotive production volumes and increased take rates, a large order from a mobile telecommunications customer, improved economic conditions in Europe and favorable foreign currency translation of $11.1 million.

Professional – Net sales for the three months ended March 31, 2014 increased $35.1 million, or 21.2 percent, compared to the same period in the prior year, and increased 22.5 percent excluding foreign currency translation. The increase in net sales was driven by the Martin acquisition and increased demand for audio products, partially offset by unfavorable foreign currency translation of $1.8 million.

Net sales for the nine months ended March 31, 2014 increased $152.8 million, or 33.8 percent, compared to the same period in the prior year, and increased 35.1 percent excluding foreign currency translation. The increase in net sales was driven by the Martin acquisition, increased demand for audio products, improved economic conditions in Europe, partially offset by unfavorable foreign currency translation of $4.4 million.

Gross Profit

Gross profit as a percentage of net sales increased 0.6 percentage points to 26.0 percent for the three months ended March 31, 2014 compared to 25.4 percent of net sales in the same period in the prior year. The increase in overall gross profit as a percentage of net sales was in our Infotainment and Professional segments due to improved leverage of fixed costs over a higher net sales base, lower costs due to productivity initiatives, an increased mix of scalable infotainment systems and lower restructuring expenses in our Professional segment. Our gross profit as a percentage of net sales decreased in our Lifestyle segment due to a higher proportion of revenue coming from home and multimedia business versus the higher margin automotive audio business.

Gross profit as a percentage of net sales increased 1.0 percentage point to 27.3 percent for the nine months ended March 31, 2014 compared to 26.3 percent of net sales in the same period in the prior year. The increase in overall gross profit as a percentage of net sales was in our Infotainment and Lifestyle segments due to improved leverage of fixed costs over a higher net sales base, lower costs due to productivity initiatives, an increased mix of scalable infotainment systems and lower restructuring expenses, partially offset by unfavorable product mix. Our gross profit as a percentage of net sales decreased in our Professional segment due to the inclusion of Martin in the nine months ended March 31, 2014.

A summary of our gross profit by business segment is presented below:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2014	Percentage of Net Sales	2013	Percentage of Net Sales	2014	Percentage of Net Sales	2013	Percentage of Net Sales
Gross profit:
Infotainment	$157,596	21.4%	$109,577	19.3%	$464,100	22.5%	$351,235	21.0%
Lifestyle	130,726	27.9%	97,959	29.9%	374,045	30.4%	294,674	29.7%
Professional	76,408	38.1%	61,108	37.0%	227,390	37.6%	172,315	38.1%
Other	43	*	551	*	337	*	1,011	*

Total	$364,773	26.0%	$269,195	25.4%	$1,065,872	27.3%	$819,235	26.3%

*	Percent not meaningful.

Infotainment – Gross profit as a percentage of net sales increased 2.1 percentage points to 21.4 percent for the three months ended March 31, 2014 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was primarily due to improved leverage of fixed costs over a higher net sales base, lower costs due to productivity initiatives and an increased mix of scalable infotainment systems.

Gross profit as a percentage of net sales increased 1.5 percentage points to 22.5 percent for the nine months ended March 31, 2014 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was primarily due to improved leverage of fixed costs over a higher net sales base, lower costs due to productivity initiatives and an increased mix of scalable infotainment systems.

Lifestyle – Gross profit as a percentage of net sales decreased 2.0 percentage points to 27.9 percent for the three months ended March 31, 2014 compared to the same period in the prior year. The decrease in gross profit as a percentage of net sales was due to a higher proportion of revenue coming from home and multimedia business versus the higher margin automotive audio business.

Gross profit as a percentage of net sales increased 0.7 percentage points to 30.4 percent for the nine months ended March 31, 2014 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was due to improved leverage of fixed costs over a higher net sales base and lower restructuring expenses, partially offset by unfavorable product mix.

Professional – Gross profit as a percentage of net sales increased 1.1 percentage points to 38.1 percent for the three months ended March 31, 2014 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was primarily due to lower restructuring expenses.

Gross profit as a percentage of net sales decreased 0.5 percentage points to 37.6 percent for the nine months ended March 31, 2014 compared to the same period in the prior year. The decrease in gross profit as a percentage of net sales was primarily due to the inclusion of Martin in the nine months ended March 31, 2014, partially offset by lower restructuring expenses, lower manufacturing expenses resulting from cost saving initiatives and favorable product mix due to new product introductions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $263.3 million for the three months ended March 31, 2014 compared to $230.9 million in the same period in the prior year, an increase of $32.4 million. As a percentage of net sales, SG&A decreased 2.9 percentage points in the three months ended March 31, 2014 compared to the same period in the prior year due to improved operating leverage on higher sales and relatively low SG&A related to the large order from a mobile telecommunications customer, partially offset by higher marketing costs related to our brand-awareness campaign, and unfavorable foreign currency translation of $2.6 million. RD&E increased $21.1 million to $84.0 million, or 6.0 percent of net sales in the three months ended March 31, 2014, compared to $62.9 million, or 5.9 percent of net sales in the same period in the prior year, primarily due to higher gross spending and lower customer reimbursements.

SG&A were $793.2 million for the nine months ended March 31, 2014 compared to $633.5 million in the same period in the prior year, an increase of $159.7 million. As a percentage of net sales, SG&A was flat in the nine months ended March 31, 2014 compared to the same period in the prior year. The increase in SG&A was primarily in support of increased net sales, a reduction of $12.5 million in contingent consideration in the prior year related to the acquisition of MWM Acoustics, higher marketing costs related to our brand-awareness campaign, higher restructuring costs, the inclusion of Martin in the nine months ended March 31, 2014 and unfavorable foreign currency translation of $10.0 million. RD&E increased $36.3 million to $248.7 million, or 6.4 percent of net sales in the nine months ended March 31, 2014, compared to $212.4 million, or 6.8 percent of net sales in the same period in the prior year, primarily due to higher gross spending to support new products and unfavorable foreign currency translation of $5.3 million.

A summary of SG&A by business segment is presented below:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2014	Percentage of Net Sales	2013	Percentage of Net Sales	2014	Percentage of Net Sales	2013	Percentage of Net Sales
SG&A:
Infotainment	$97,283	13.2%	$88,370	15.5%	$308,670	14.9%	$255,103	15.3%
Lifestyle	79,345	16.9%	74,528	22.8%	230,320	18.7%	184,153	18.6%
Professional	51,595	25.7%	40,314	24.4%	150,693	24.9%	112,008	24.8%
Other	35,117	*	27,721	*	103,518	*	82,236	*

Total	$263,340	18.8%	$230,933	21.7%	$793,201	20.3%	$633,500	20.3%

*	Percent not meaningful.

Infotainment – SG&A increased $8.9 million to $97.3 million for the three months ended March 31, 2014 compared to the same period in the prior year. The increase in SG&A was primarily in support of increased net sales, higher RD&E, higher restructuring costs and unfavorable foreign currency translation of $1.5 million. As a percentage of net sales, SG&A decreased 2.3 percentage points to 13.2 percent for the three months ended March 31, 2014 compared to the same period in the prior year. RD&E increased $14.5 million to $54.0 million, or 7.3 percent of net sales in the three months ended March 31, 2014, compared to $39.5 million, or 6.9 percent of net sales in the same period in the prior year, primarily due to lower customer reimbursements and higher gross spending.

SG&A increased $53.6 million to $308.7 million for the nine months ended March 31, 2014 compared to the same period in the prior year. The increase in SG&A was primarily in support of increased net sales, higher RD&E, higher restructuring costs, higher amortization expense and unfavorable foreign currency translation of $8.1 million. As a percentage of net sales, SG&A decreased 0.4 percentage points to 14.9 percent for the nine months ended March 31, 2014 compared to the same period in the prior year. RD&E increased $26.0 million to $164.0 million, or 7.9 percent of net sales in the nine months ended March 31, 2014, compared to $138.0 million, or 8.3 percent of net sales in the same period in the prior year, primarily due to higher gross spending, lower customer reimbursements and unfavorable foreign currency translation of $4.4 million.

Lifestyle – SG&A increased $4.8 million to $79.3 million for the three months ended March 31, 2014, compared to the same period in the prior year, primarily in support of increased net sales, higher marketing costs related to our brand-awareness campaign and unfavorable foreign currency translation of $1.1 million, partially offset by lower restructuring costs. As a percentage of net sales, SG&A decreased 5.9 percentage points to 16.9 percent for the three months ended March 31, 2014 compared to the same period in the prior year due to improved operating leverage on higher sales and relatively low SG&A related to the large order from a mobile telecommunications customer. RD&E increased $2.9 million to $16.4 million, or 3.5 percent of net sales in the three months ended March 31, 2014 compared to $13.5 million, or 4.1 percent of net sales in the same period in the prior year due to higher gross spending to support new product introductions.

SG&A increased $46.1 million to $230.3 million for the nine months ended March 31, 2014, compared to the same period in the prior year, primarily in support of increased net sales, a reduction of $12.5 million in contingent consideration in the prior year related to the acquisition of MWM Acoustics, higher marketing costs related to our brand-awareness campaign and unfavorable foreign currency translation of $2.2 million, partially offset by lower restructuring costs. As a percentage of net sales, SG&A increased 0.1 percentage points to 18.7 percent for the nine months ended March 31, 2014 compared to the same period in the prior year. RD&E increased $1.8 million to $47.7 million, or 3.9 percent of net sales in the nine months ended March 31, 2014 compared to $45.9 million, or 4.6 percent of net sales in the same period in the prior year due to higher gross spending to support new product introductions.

Professional – SG&A increased $11.3 million to $51.6 million for the three months ended March 31, 2014, compared to the same period in the prior year, primarily due to higher expenses and higher amortization expense related to intangible assets acquired in the acquisitions of Martin and Duran Audio BV (“Duran”). As a percentage of net sales, SG&A increased 1.3 percentage points for the three months ended March 31, 2014 compared to the same period in the prior year. RD&E increased $2.5 million to $10.0 million, or 5.0 percent of net sales in the three months ended March 31, 2014 compared to $7.5 million, or 4.6 percent of net sales in the same period in the prior year, primarily due to the inclusion of Martin and Duran in the three months ended March 31, 2014.

SG&A increased $38.7 million to $150.7 million for the nine months ended March 31, 2014, compared to the same period in the prior year, primarily due to the inclusion of Martin in the nine months ended March 31, 2014 and higher amortization expense related to intangible assets acquired in the acquisitions of Martin and Duran. As a percentage of net sales, SG&A increased 0.1 percentage points to 24.9 percent for the nine months ended March 31, 2014 compared to the same period in the prior year. RD&E increased $5.9 million to $28.0 million, or 4.6 percent of net sales in the nine months ended March 31, 2014 compared to $22.1 million, or 4.9 percent of net sales in the same period in the prior year, primarily due to the inclusion of Martin and Duran in the nine months ended March 31, 2014.

Other – Other SG&A includes compensation, benefit and occupancy costs for corporate employees, new technology innovation and expenses associated with our corporate brand identity campaign. Other SG&A increased $7.4 million to $35.1 million in the three months ended March 31, 2014 compared to the same period in the prior year, primarily due to increased stock compensation expense, marketing costs and RD&E. Other SG&A increased $21.3 million to $103.5 million in the nine months ended March 31, 2014 compared to the same period in the prior year, primarily due to increased stock compensation expense, marketing costs and RD&E.

Restructuring

Our restructuring program that is designed to improve our global footprint, cost structure, technology portfolio, human resources and internal processes continues.

For the three and nine months ended March 31, 2014 and 2013, we continued to refine and expand on activities launched in prior years. During the three and nine months ended March 31, 2014, we launched additional programs to drive functional efficiencies and improve our cost structure and global footprint. During the three and nine months ended March 31, 2013, significant new programs were launched focused on achieving further productivity improvements by consolidating operations and relocating certain functions to lower cost countries.

A summary and components of our restructuring initiatives are presented below and include accruals for new programs as well as revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Severance Related Costs	Third Party Contractor Termination Costs	Facility Closure and Other Related Costs	Asset Impairments (1)	Total
Liability, June 30, 2013	$23,563	$1,014	$33,848	$0	$58,425
Expense (2)	20,000	4,213	3,954	5,541	33,708
Accumulated depreciation offset	0	0	0	(5,541)	(5,541)
Payments	(30,336)	(5,274)	(10,094)	0	(45,704)
Foreign currency translation	1,175	47	1,485	0	2,707

Liability, March 31, 2014	$14,402	$0	$29,193	$0	$43,595

Liability, June 30, 2012	$19,938	$17	$10,839	$0	$30,794
Expense (2)	25,076	52	1,704	2,221	29,053
Accumulated depreciation offset	0	0	0	(2,221)	(2,221)
Payments	(11,655)	(72)	(4,364)	0	(16,091)
Foreign currency translation	65	3	19	0	87

Liability, March 31, 2013	$33,424	$0	$8,198	$0	$41,622

(1)	Credits related to restructuring charges for accelerated depreciation and inventory provisions are recorded against the related assets in Property, plant and equipment, net or Inventories in our Condensed Consolidated Balance Sheets and do not impact the restructuring liability.
(2)	Restructuring expenses noted above are primarily in SG&A in our Condensed Consolidated Statements of Income. Asset impairments which consist of accelerated depreciation and inventory provisions are primarily in Cost of sales in our Condensed Consolidated Statements of Income.

Restructuring liabilities are recorded in Accrued liabilities and Other non-current liabilities in our Condensed Consolidated Balance Sheets.

Restructuring expenses by reporting business segment are presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Infotainment	$(299)	$11,236	$17,551	$10,941
Lifestyle	1,802	13,867	7,493	14,618
Professional	1,150	1,658	3,123	1,273

Total	2,653	26,761	28,167	26,832
Asset Impairments	2,086	1,226	5,541	2,221

Total	$4,739	$27,987	$33,708	$29,053

Goodwill

During the three and nine months ended March 31, 2014, we recorded $4.4 million and $20.0 million, respectively, of goodwill in our Professional segment associated with the acquisitions of Duran and Martin. During the three and nine months ended March 31, 2013, we recorded $57.7 million of goodwill, in each period, in our Professional segment associated with the acquisition of Martin and zero and $0.6 million, respectively, of goodwill in our Infotainment segment associated with the acquisition of certain assets of Interchain Solutions Private Limited (“Interchain”). Refer to Note 23 – Acquisitions in the Notes to the Condensed Consolidated Financial Statements for more information.

We did not recognize any goodwill impairment charges in our Condensed Consolidated Statements of Income in the three and nine months ended March 31, 2014 and 2013.

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

Operating Income

Operating income for the three months ended March 31, 2014 was $101.4 million, or 7.2 percent of net sales, compared to operating income of $38.3 million, or 3.6 percent of net sales, in the same period in the prior year. The increase in operating income was primarily due to higher gross profit due to increased net sales in the three months ended March 31, 2014, partially offset by higher SG&A in support of increased net sales and higher marketing costs related to our brand-awareness campaign.

Operating income for the nine months ended March 31, 2014 was $272.7 million, or 7.0 percent, of net sales compared to operating income of $185.7 million, or 6.0 percent of net sales, in the same period in the prior year. The increase in operating income was primarily due to higher gross profit due to increased net sales in the nine months ended March 31, 2014, partially offset by higher SG&A in support of increased net sales, a reduction of $12.5 million in contingent consideration in the prior year related to the acquisition of MWM Acoustics and higher marketing costs related to our brand-awareness campaign.

Interest Expense, Net

Interest expense is reported net of interest income in our Condensed Consolidated Statements of Income. Interest expense, net was $2.1 million and $1.6 million for the three months ended March 31, 2014 and 2013, respectively. Gross interest expense was $2.5 million and $2.1 million for the three months ended March 31, 2014 and 2013, respectively. The non-cash portion of gross interest expense was $0.5 million for each of the three month periods ended March 31, 2014 and 2013, associated with the amortization of debt issuance costs on the Multi-Currency Credit Agreement entered into on October 19, 2012 (the “New Credit Agreement”). The cash portion of gross interest expense was $2.0 million and $1.6 million for the three months ended March 31, 2014 and 2013, respectively. Interest income was $0.4 million and $0.5 million for the three months ended March 31, 2014 and 2013, respectively.

Interest expense, net was $5.9 million and $11.3 million for the nine months ended March 31, 2014 and 2013, respectively. Gross interest expense was $7.4 million and $13.1 million for the nine months ended March 31, 2014 and 2013, respectively. The non-cash portion of gross interest expense was $1.6 million and $7.9 million for the nine months ended March 31, 2014 and 2013, respectively, associated with the amortization of debt issuance costs on the New Credit Agreement in the nine months ended March 31, 2014 and the amortization of the debt discount on the 1.25 percent convertible senior notes due and paid on October 15, 2012 (the “Convertible Senior Notes”) and the amortization of debt issuance costs on the New Credit Agreement, the Convertible Senior Notes and the Multi-Currency Credit Agreement entered into on December 1, 2010 in the nine months ended March 31, 2013. The cash portion of gross interest expense was $5.8 million and $5.2 million for the nine months ended March 31, 2014 and 2013, respectively. Interest income was $1.5 million and $1.8 million for the nine months ended March 31, 2014 and 2013, respectively.

Foreign Exchange Losses, Net

Foreign currency exchange gains and losses resulting from the remeasurement of certain foreign currency denominated monetary assets and liabilities are included in Foreign exchange losses, net in our Condensed Consolidated Statements of Income.

Miscellaneous, Net

Net miscellaneous expenses of $2.7 million consisted primarily of bank charges, as well as $1.1 million of interest expense related to a disputed claim for the three months ended March 31, 2014, compared to $1.2 million in the same period in the prior year. Net miscellaneous expenses of $5.8 million consisted primarily of bank charges, as well as $1.1 million of interest expense related to a disputed claim, as well as bank charges for the nine months ended March 31, 2014, compared to $3.8 million in the same period in the prior year.

Income Tax Expense, Net

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income. Income tax expense for the three months ended March 31, 2014 and 2013 was $22.4 million and $2.2 million, respectively. The effective tax rate for the three months ended March 31, 2014 and 2013 was 23.3 percent and 5.9 percent, respectively. The change in the effective tax rate for the three months ended March 31, 2014 compared to the same period in the prior year was primarily due to higher income in the U.S. that is subject to a tax rate higher than those in our key foreign jurisdictions and the retroactive reinstatement of the federal research and experimentation credit provision of the U.S. tax law that was recorded as a discrete tax benefit during the three months ended March 31, 2013.

Income tax expense for the nine months ended March 31, 2014 and 2013 was $64.5 million and $34.2 million, respectively. The effective tax rate for the nine months ended March 31, 2014 and 2013 was 25.2 percent and 20.0 percent, respectively. The change in the effective tax rate for the nine months ended March 31, 2014 compared to the same period in the prior year was primarily due to higher income in the U.S. that is subject to a tax rate higher than those in our key foreign jurisdictions and discrete tax benefits that were recorded during the nine months ended March 31, 2013 related to the retroactive reinstatement of the federal research and experimentation credit provision and favorable tax rate changes in certain key jurisdictions.

We have net deferred tax assets of $313.0 million primarily consisting of deferred deductions, research and experimentation credits, and foreign tax credits. We have evaluated all available evidence, both positive and negative, and based on the weight of all available evidence we continue to believe that our net deferred tax assets are fairly reflected in our Condensed Consolidated Balance Sheets. If the results of our operations do not meet our current expectations, our net deferred tax assets may become impaired.

As of March 31, 2014, unrecognized tax benefits and the related interest were $37.2 million and $2.7 million, respectively, all of which would affect the tax rate if recognized. During the three and nine months ended March 31, 2014, we recorded tax reserves on uncertain tax positions in the amount of $1.1 million and $2.0 million, respectively. During the three and nine months ended March 31, 2014, we recorded additional interest expense on uncertain tax positions of $0.2 million and $0.7 million, respectively.

Financial Condition

Liquidity and Capital Resources

We primarily finance our working capital requirements through cash generated by operations, borrowings under the New Credit Agreement and trade credit. Cash and cash equivalents were $566.9 million at March 31, 2014 compared to $454.3 million at June 30, 2013. During the nine months ended March 31, 2014, our cash and cash equivalents balance increased $112.6 million. The increase in cash was primarily due to cash provided by operating activities, largely driven by net income, partially offset by the repurchase of common stock, dividends and the repayment of debt from our term facility (the “Term Facility”) under the New Credit Agreement. We also used cash to make investments in our manufacturing facilities, fund product development and meet the working capital needs of our business segments.

We believe that our existing cash and cash equivalents of $566.9 million at March 31, 2014, together with our expected future operating cash flows, and our availability of $745.5 million under the New Credit Agreement, will be sufficient to cover our working capital needs, debt service, our share buyback program, capital expenditures, including major investments related to manufacturing and research facilities in emerging markets, acquisitions, purchase commitments, restructuring projects and quarterly dividends for at least the next 12 months.

Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and maintain access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors beyond our control. We earn a significant amount of our operating income outside the U.S., the majority of which is deemed to be permanently reinvested in foreign jurisdictions. For at least the next 12 months, we have sufficient cash in the U.S., availability under our New Credit Agreement and forecasted domestic cash flow to sustain our operating activities and cash commitments for investing and financing activities, such as quarterly dividends and repayment of debt. In addition, we expect existing foreign cash and cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months. As of March 31, 2014 Cash and cash equivalents of $200.8 million were held in the U.S. and Cash and cash equivalents of $366.1 million were held by us in foreign jurisdictions. As of June 30, 2013 Cash and cash equivalents and Short-term investments of $226.9 million and $10.0 million, respectively, were held in the U.S. and Cash and cash equivalents of $227.4 million were held by us in foreign jurisdictions. Below is a more detailed discussion of our cash flow activities during the nine months ended March 31, 2014 compared to the same period in the prior fiscal year.

Operating Activities

For the nine months ended March 31, 2014, our net cash provided by operations was $325.5 million compared to net cash used in operations of $37.3 million in the same period in the prior year. The increase in operating cash flows compared to the same period in the prior year was primarily due to lower payments for accounts payable, accrued liabilities and income taxes, and higher net income, partially offset by higher increases in accounts receivable. At March 31, 2014, working capital, excluding cash, short-term investments, and short-term debt, was $576.8 million, compared with $582.2 million at June 30, 2013. The decrease was primarily due to higher accounts payable, accrued liabilities and accrued warranties, partially offset by higher accounts receivable and inventory balances.

Investing Activities

Net cash used in investing activities was $104.5 million for the nine months ended March 31, 2014, compared to $30.2 million provided by investing activities in the same period in the prior year. The increase in net cash used in investing activities compared to the same period in the prior year was primarily due to higher net maturities of short-term investments in the prior year and higher capital expenditures in the current year and lower acquisitions, net of cash received in the current year. Short-term investments consist of commercial paper, short-term deposits and government bonds, time deposits, and treasury bills with original maturities of greater than three months and less than one year. Capital expenditures for the nine months ended March 31, 2014 were $92.5 million, in support of new Infotainment and Lifestyle awards, compared to $66.2 million for the same period in the prior year. We expect that our run rate for capital expenditures will slightly increase during fiscal year 2014.

Financing Activities

Net cash used in financing activities was $119.6 million in the nine months ended March 31, 2014, compared to $195.6 million used in financing activities in the same period in the prior year. The decrease in cash used in financing activities was primarily due to lower repayment of debt in the current year, net of higher repurchases of common stock and higher dividends to shareholders.

New Credit Agreement

On October 10, 2012, we and Harman Holding GmbH & Co. KG (“Harman KG”) entered into the New Credit Agreement with a group of banks. At March 31, 2014 and June 30, 2013 there were no outstanding borrowings and approximately $4.5 million and $6.8 million of outstanding letters of credit, respectively, under the new revolving credit facility (“New Revolving Credit Facility”) and $262.5 million and $285.0 million of outstanding borrowings under the Term Facility, respectively, of which $33.7 million and $30.0 million is included in each period in our Condensed Consolidated Balance Sheet as Current portion of long-term debt, respectively, and $228.8 million and $255.0 million is classified as Long-term debt, respectively. At March 31, 2014 and June 30, 2013, unused available credit under the New Revolving Credit Facility was $745.5 million and $743.2 million, respectively. If we do not meet the forecast in our budgets, we could violate our debt covenants and, absent a waiver from our lenders or an amendment to the New Credit Agreement, we could be in default under the New Credit Agreement. As a result, our debt under the New Credit Agreement could become due, which would have a material adverse effect on our financial condition and results of operations. As of March 31, 2014, we were in compliance with all the covenants of the New Credit Agreement.

At March 31, 2014, long-term debt maturing during each of the next five fiscal years and thereafter is as follows:

2014	$7,500
2015	35,625
2016	43,125
2017	135,000
2018	41,285
Thereafter	0

Total	$262,535

Our total debt, including short-term borrowings, at March 31, 2014 was $278.0 million, primarily comprised of outstanding borrowings under the Term Facility of $262.5 million.

Our total debt, including short-term borrowings, at June 30, 2013 was $290.0 million, primarily comprised of outstanding borrowings under the Term Facility of $285.0 million. Also included in total debt at June 30, 2013 is short-term debt and long-term borrowings of $5.0 million.

Equity

Total shareholders’ equity at March 31, 2014 was $1.767 billion compared with $1.645 billion at June 30, 2013. The increase is primarily due to higher net income, favorable foreign currency translation and stock option exercises, partially offset by repurchases of common stock, dividends to shareholders and unrealized losses on hedging.

Off-Balance Sheet Arrangements

We utilize off-balance sheet arrangements in our operations when we enter into operating leases for land, buildings and equipment in the normal course of business, which are not included in our Condensed Consolidated Balance Sheets. In addition, we had outstanding letters of credit of $4.5 million and $6.8 million at March 31, 2014 and June 30, 2013, respectively, that were not included in our Condensed Consolidated Balance Sheets.

Business Outlook

Our future outlook is largely dependent upon changes in global economic conditions, which are showing signs of stabilization. We see signs of increased consumer discretionary spending, the lifting of delays in capital expenditure projects and increased automotive production rates, which we expect will result in improved demand for our products. We believe that these stabilized economic conditions will remain in place for at least the next quarter. We remain committed to our investment plans in the areas of RD&E and marketing. We also remain committed to pursuing incremental productivity and restructuring programs, which are expected to provide an accelerated rate of earnings growth in future years. Capital expenditures as a percentage of sales are expected to remain stable.

Share Buy-Back Program

On October 26, 2011, our Board of Directors authorized the repurchase of up to $200 million of our common stock (the “Buyback Program”). The Buyback Program allows us to purchase shares of our common stock in accordance with applicable securities laws on the open market, or through privately negotiated transactions. We entered into an agreement with an external broker that provided the structure under which the program was facilitated, which expired on October 25, 2012. The Buyback Program was set to expire on October 26, 2012, but on October 23, 2012 our Board of Directors approved an extension of the Buyback Program through October 25, 2013. On June 19, 2013 we entered into a new agreement with an external broker which expired on October 25, 2013 (the “10b5-1 Plan”). On June 26, 2013, our Board of Directors authorized the repurchase of up to an additional $200 million of our common stock (the “New Buyback Program”) which expires on June 26, 2014. On August 26, 2013 we amended the 10b5-1 Plan to incorporate both board authorizations up until each of their respective expiration dates (the “Amended 10b5-1 Plan”). The Amended 10b5-1 Plan expires on June 25, 2014. During the three and nine months ended March 31, 2014, we did not repurchase any shares. During the nine months ended March 31, 2014 we repurchased 1,268,110 shares, at a cost of $84.5 million for a total cumulative buyback of 4,660,385 shares at a cost of $213.8 million under the Buyback Program and the New Buyback Program.

The Buyback Program was completed and therefore no additional shares may be repurchased under such program. The New Buyback Program may be suspended or discontinued at any time. We will determine the timing and the amount of any repurchases based on an evaluation of market conditions, share price and other factors.

Subsequent Events

Dividend Declaration

On May 1, 2014 we declared a cash dividend of $0.30 per share for the quarter ended March 31, 2014. The quarterly dividend will be paid on May 27, 2014 to each stockholder of record as of the close of business on May 12, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are required to include information about potential effects of changes in interest rates and currency exchange rates in our periodic reports filed with the Securities and Exchange Commission (“SEC”). Since March 31, 2014, there have been no material changes in the quantitative or qualitative aspects of our market risk profile. See Item 7A, Quantitative and Qualitative Disclosure About Market Risk included in our 2013 Annual Report.

Interest Rate Sensitivity/Risk

At March 31, 2014, interest on 94 percent of our borrowings was determined on a variable rate basis. The interest rates on the balances of our debt, cash and cash equivalents and short-term investments are subject to changes in U.S. and European short-term interest rates. To assess exposure to interest rate changes, we have performed a sensitivity analysis assuming a hypothetical 100 basis point increase or decrease in interest rates across all outstanding debt and investments. Our analysis indicates that the effect on net income for the nine months ended March 31, 2014 of such an increase or decrease in interest rates would be approximately $2.2 million.

Foreign Currency Risk

We maintain significant operations in Germany, Hungary, China, the Netherlands, Denmark, France, Japan, Brazil, the United Kingdom, Austria and India. As a result, we are subject to market risks arising from changes in these foreign currency exchange rates, principally the change in the value of the Euro versus the U.S. Dollar. Refer to Note 13 – Derivatives in the Notes to the Condensed Consolidated Financial Statements for additional discussion on our financial risk management.

Changes in currency exchange rates, principally the change in the value of the Euro compared to the U.S. dollar have an impact on our reported results when the financial statements of foreign subsidiaries are translated into U.S. dollars. Over half our sales are denominated in Euros. The average exchange rate for the Euro versus the U.S. dollar for the nine months ended March 31, 2014 increased 4.9 percent from the same period in the prior fiscal year.

To assess exposure to changes in currency exchange rates, we prepared an analysis assuming a hypothetical 10 percent change in currency exchange rates across all currencies used by our subsidiaries. This analysis indicated that a 10 percent increase in exchange rates would have increased income before income taxes by approximately $9.8 million and a 10 percent decrease in exchange rates would have decreased income before income taxes by approximately $9.8 million for the nine months ended March 31, 2014.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our 2013 Annual Report on Form 10-K. The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with those earlier reports.

In re Harman International Industries, Inc. Securities Litigation

On October 1, 2007, a purported class action lawsuit was filed by Cheolan Kim (the “Kim Plaintiff”) against Harman and certain of our officers in the United States District Court for the District of Columbia (the “Court”) seeking compensatory damages and costs on behalf of all persons who purchased our common stock between April 26, 2007 and September 24, 2007 (the “Class Period”). The original complaint alleged claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. On November 30, 2007, the Boca Raton General Employees’ Pension Plan filed a purported class action lawsuit against Harman and certain of our officers in the Court seeking compensatory damages and costs on behalf of all persons who purchased our common stock between April 26, 2007 and September 24, 2007. On February 15, 2008, the Court ordered the consolidation of the Kim action with the Boca Raton action, the administrative closing of the Boca Raton action, and designated the short caption of the consolidated action as In re Harman International Industries, Inc. Securities Litigation, civil action no. 1:07-cv-01757 (RWR). That same day, the Court appointed the Arkansas Public Retirement System as lead plaintiff (“Lead Plaintiff”) and approved the law firm Cohen, Milstein, Hausfeld and Toll, P.L.L.C. to serve as lead counsel. On July 3, 2008, defendants moved to dismiss the Consolidated Complaint in its entirety. Lead Plaintiff opposed the defendants’ motion to dismiss on September 2, 2008, and defendants filed a reply in further support of their motion to dismiss on October 2, 2008. On September 5, 2012, the Court heard oral arguments on defendants’ motion to dismiss. At the request of the Court, on September 24, 2012, each side submitted a supplemental briefing on defendants’ motion to dismiss. On January 17, 2014, the Court granted a motion to dismiss, without prejudice, the In Re Harman International Industries, Inc. Securities Litigation.

Item 6. Exhibits

Exhibit No.	Exhibit Description

10.1	Severance Agreement between Harman International Industries, Incorporated and Ralph Santana dated March 26, 2014.*

10.2	Severance Letter Agreement between Harman International Industries, Incorporated and Ralph Santana dated March 26, 2014.*

31.1	Certification of Dinesh C. Paliwal pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Herbert K. Parker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Dinesh Paliwal and Herbert Parker, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase.*

101.LAB	XBRL Taxonomy Extension Label Linkbase.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

*	Filed electronically herewith.

Attached as Exhibit 101 to this report are the following financial information formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2014 and June 30, 2013, (ii) Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2014 and 2013 and (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harman International Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harman International Industries, Incorporated

Date: May 1, 2014	By:	/s/ HERBERT K. PARKER
Herbert K. Parker
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)