Form 10-K
period 2014-06-30
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2014-08-07
CIK 800459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was $5,521,472,168 based upon the closing price of the shares on the New York Stock Exchange on that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 68,103,877 shares of common stock, par value $.01 per share, as of July 31, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

i

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You should not place undue reliance on these statements. Forward-looking statements include information concerning possible or assumed future results of operations, cash flows, capital expenditures, the outcome of pending legal proceedings and claims, goals and objectives for future operations, including descriptions of our business strategies and purchase commitments from customers. These statements are typically identified by words such as “believe,” “anticipate,” “expect,” “plan,” “intend,” “estimate,” “should,” “will” and similar expressions. We base these statements on particular assumptions that we have made in light of our industry experience, as well as our perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read and consider the information in this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. In light of these risks, uncertainties and assumptions, we cannot assure you that the results and events contemplated by the forward-looking statements contained in, or incorporated by reference into, this report will in fact transpire.

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

Our Company

We believe we are a worldwide leader in the development, manufacture and marketing of high quality, high-fidelity audio products, lighting solutions and electronic systems. We also believe we are a leader in digitally integrated audio and infotainment systems for the automotive industry. We have developed, both internally and through a series of strategic acquisitions, a broad range of product offerings sold under renowned brand names in our principal markets. Our Aha®, AKG®, AMX®, Becker®, BSS®, Crown®, dbx®, DigiTech®, Harman/Kardon®, Infinity®, JBL®, JBL Professional, Lexicon®, Logic 7®, Mark Levinson®, Martin®, Revel®, Selenium®, Soundcraft®, Studer® and yurbuds® Powered by JBL brand names are well known worldwide for premium quality and performance.

Infotainment

Our Infotainment segment designs, manufactures and markets infotainment systems for vehicle applications to be installed primarily as original equipment by automotive manufacturers. Our infotainment systems are a combination of information and entertainment components that may include or control GPS navigation, traffic information, bluetooth, voice-activated telephone, texting and climate control, multi-seat entertainment, digital media compatibility, wireless Internet access, hard disk recording and MP3 playback. We also have a connected radio platform which targets the entry-level segment and provides the ability to add smart-phone connectivity, turn-by-turn navigation and voice prompts. Our infotainment systems also integrate driver safety capabilities such as lane guidance, traffic sign recognition, pre-crash emergency braking, adaptive cruise control and night vision. Global customers for our infotainment systems include Audi/Volkswagen, BMW, Fiat Chrysler Automobiles, Toyota/Lexus, Porsche, Daimler, General Motors, PSA Peugeot Citroën, Hyundai, Kia, Geely, Mazda, Yamaha, Suzuki, Scion, Jaguar Land Rover and Ssangyong. We also produce a Harman/Kardon branded infotainment system for Harley-Davidson touring motorcycles.

Lifestyle

Our Lifestyle segment designs, manufactures and markets automotive audio systems for vehicle applications to be installed primarily as original equipment by automotive manufacturers, as well as a wide range of mid-to high-end loudspeaker and electronics for home, multimedia and mobile applications. Our Lifestyle products are marketed worldwide under brand names including AKG, Harman/Kardon, Infinity, JBL, Logic 7, Mark Levinson, Lexicon, Revel, Selenium and yurbuds Powered by JBL. Global customers for our premium audio systems include Toyota/Lexus, Daimler, Hyundai, Kia, BMW, Subaru, Fiat Chrysler Automobiles, General Motors, Chang’an, Geely, SAIC, Brilliance, Great Wall, Dongfeng and Ford. Home applications include dedicated home audio and theater systems, as well as distributed systems that provide multi-zone high-quality audio and video. Multimedia applications comprise a wide-range of innovative accessories such as ear buds, noise cancelling headphones, twist-lockTM ear phones designed for intense workouts and wireless earbuds that enhance the sound of portable electronic devices. We created a new technology called Clari-FiTM that restores the audio quality of compressed digital music and which will be used in several of our Lifestyle products. Clari-Fi is also an integral part of the new HTC One M8 Harman/Kardon edition smartphone launched by Sprint in North America in fiscal year 2014. Our branded home audio products for multimedia applications are primarily designed to enhance sound for Apple’s iPad®, iPod® and iPhone® products, as well as other MP3 players. We provide transducers and built-in speakers for leading notebook computers, such as Dell, Toshiba and Acer. Additionally, we provide an extensive line of audio systems for personal computers that are recognized for their award winning design and high fidelity. Aftermarket mobile products include speakers, amplifiers and digital signal processors that deliver high-quality in-car audio. Our home audio products are sold in specialty audio stores and our Harman stores, mass-market retail stores such as Apple, Best Buy, Target, Media Markt and Fnac, through online retailers such as Amazon.com and through our website www.harmanaudio.com.

Professional

Our Professional segment designs, manufactures and markets an extensive range of loudspeakers, power amplifiers, digital signal processors, microphones, headphones, mixing consoles, lighting systems, video and control solutions and information delivery systems used by audio professionals in concert halls, stadiums, airports, houses of worship and public spaces. We design products for recording, broadcast, cinema and music reproduction applications. We also provide high-quality products to the sound reinforcement, music instrument support and broadcast and recording segments of the professional audio market. Our Professional products are used in prestigious venues and at important events such as the GRAMMY® Awards, the Emmy Awards, Super Bowl XLVII®, the Oscars®, the MTV Video Music Awards, the Country Music Awards®, Dodger Stadium in Los Angeles and Lincoln Center in New York.

Our Professional segment also offers complete systems solutions for professional installations and users around the world. Our products can be linked by our HiQnet® network protocol, which provides a central digital network for audio professionals to control different aspects of a complex system.

Our Professional segment offers solutions that simplify the way people interact with technology and solves the complexity of managing this technology with scalable systems. These products span control and automation, system-wide switching and audio/video signal distribution, as well as digital signage and technology management. They are used worldwide in conference rooms, homes, classrooms, network operation/command centers, hotels, entertainment venues and broadcast facilities.

We believe that we are well equipped to provide turnkey systems solutions for professional audio, lighting, video and control applications that offer the customer improved performance, reliability, ease of installation and use, as well as reduced cost. Our Professional segment products are marketed globally under a number of brand names, including AKG, AMX, BSS, Crown, DigiTech, dbx, JBL Professional, Lexicon, Martin, Selenium, Soundcraft and Studer.

Other

Our Other segment primarily includes compensation, benefits and occupancy costs for corporate employees, net of reporting segment allocations, expenses associated with new technology innovation and our corporate brand identity campaign.

Acquisitions

On June 17, 2014 (the “yurbuds Acquisition Date”), we acquired certain assets and liabilities of Verto Medical Solutions LLC, d/b/a/ yurbuds and its wholly-owned subsidiary (“yurbuds”), a manufacturer of sports headphones. The operating results of yurbuds are included in our Consolidated Statements of Income from the yurbuds Acquisition Date within our Lifestyle segment.

On June 13, 2014 (the “AMX Acquisition Date”), we acquired all of the outstanding shares of AMX LLC and AMX Holding Corporation (collectively “AMX”), a provider of enterprise control and audio/video switching and distributing solutions. The operating results of AMX are included in our Consolidated Statements of Income from the AMX Acquisition Date within our Professional segment.

On October 17, 2013 (the “Duran Acquisition Date”), we acquired all of the outstanding shares of Duran Audio BV (“Duran”), a developer of professional audio products. The operating results of Duran are included in our Consolidated Statements of Income from the Duran Acquisition Date within our Professional segment.

Results of Operations

Our results of operations depend on our sales of audio products and electronic systems in the infotainment, automotive audio, home audio and professional markets. Our products are sold worldwide, the largest markets of which are the United States and Germany. Significant portions of our net sales are denominated in Euros.

Our Strengths

World-class brand portfolio

We believe that our brands and the innovative technologies they represent, many of which Harman pioneered, have helped establish our Company as a leader in the primary markets we serve. We have successfully leveraged our brands across our Infotainment, Lifestyle and Professional segments, which promotes brand reinforcement and recognition across the markets we serve.

Innovation and technological expertise

We believe that our technological innovation, the quality of our products and our reputation for on-time delivery have resulted in Harman being awarded a substantial amount of Infotainment and Lifestyle business. As of June 30, 2014, we have a cumulative estimated $20.5 billion of future awarded Infotainment and Lifestyle automotive business, which represents the estimated future lifetime net sales for all customers. This amount does not represent firm customer orders. We report our awarded business primarily based on written award letters from our customers. To validate these awards, we use various assumptions including global vehicle production forecasts, customer take rates for our products, revisions to product life cycle estimates and the impact of annual price reductions and exchange rates, among other factors. These assumptions are updated and reported externally on an annual basis. We update our estimated awarded business quarterly by adding the value of new awards received and subtracting sales recorded during the quarter. These quarterly updates do not include any assumptions for increased take rates, revisions to product life cycle, or any other factors.

Our management uses the amount of our future awarded business for short-term and long-term budgeting and forecasting, development of earnings guidance and for planning future corporate investment and other activities, such as capital expenditures and restructuring. Our future awarded business is also an input used to approximate our enterprise value. We believe our investors utilize this information for a number of reasons, including to evaluate our future financial performance over time, to model our financial results of operations, to understand the risks inherent in our current operating plan, and as an input to approximate our enterprise value. However, our estimates of future awarded automotive business are forward-looking statements and may not actually be achieved. See the risk factor “We may not realize sales represented by awarded business” in Item 1A “Risk Factors” of Part I of this report.

Seasoned management team with extensive global experience

Our senior management team possesses substantial experience leading technology-oriented companies, promoting profitable growth through continuous value-added innovation and providing guidance, leadership and cost-discipline through challenging economic conditions.

Our Growth Strategy

Continued growth through innovation

We are focused on the next generation of products that will blend advances in wireless networking, streaming audio, hands-free connectivity, driver assistance, safety systems and more. We believe our advanced software capabilities and acoustic expertise will work together to define emerging standards across all of our segments.

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

We have developed advanced solutions of the connected car with our next-generation scalable infotainment platform based on innovative system architecture that offers rapid development of connected car apps and advanced safety measures. We believe this solution provides a foundation to support the future of autonomous driving. We have started integrating smart apps like Apple CarPlayTM and Google Automotive LinkTM in our infotainment systems.

We have developed a new mid-range infotainment system that we believe will deliver industry-leading performance at an affordable price that will allow us to penetrate the emerging mid-range automotive market. We also are developing, through our GreenEdgeTM initiative, environmentally friendly technologies to reduce power consumption and product weight, a growing area of opportunity for environmentally conscious customers. We have partnered with Lotus Engineering (UK) to develop active noise management applications for both conventional and hybrid/electric cars. We believe that this technology will be an important component for conventional, hybrid and electric vehicles in the future.

We believe our innovative networking and control technologies will provide us with significant growth opportunities across all of our segments. Our HiQnet technology simplifies the interaction of our products and provides users with an incentive to purchase complete HiQnet compatible systems. We are also playing a leading role in developing the Ethernet AV standard, which we believe will be the basis for the next-generation of infotainment and professional technology. This technology will allow higher audio and video bandwidth and transport capabilities, and we believe it will open up significant new market opportunities.

We have developed a new technology called Clari-Fi, which leverages our expertise in music recording, signal processing and psychoacoustics to restore the sound in an MP3 file that is forfeited during the compression process. Clari-Fi has been launched in our JBL product line and in our Harman/Kardon product line in the new HTC One M8 Harman/Kardon edition smartphone sold by Sprint and we will continue to incorporate this technology into other products.

We have opened up retail stores that sell our home and multimedia products in New York, Beijing, Seoul, Shanghai and Moscow to expand our home and multimedia sales base.

Continued growth through acquisitions

In June 2014 we acquired yurbuds, a developer of in-the-ear and behind-the-ear sports headphones that are ergonomically and functionally designed specifically for athletes. We intend to integrate these new headphones into our existing portfolio of home and multimedia products within our Lifestyle segment.

In June 2014, we also acquired AMX, a provider of enterprise control and automation systems, as well as audio/video switching and distribution solutions. We intend on integrating these solutions into our Professional segment offerings servicing audio, lighting, video and information technology professionals.

In October 2013, we acquired Duran, a developer of professional audio products. This acquisition provides us with access to innovative electro-acoustic and software-based directivity control technologies including the AXYS Intellivox® line of steerable columns. We have integrated these products and core technologies into our Professional segment’s audio product line.

Expansion into emerging markets

We believe significant opportunities exist to grow our business in all three of our business segments in emerging markets such as Brazil, Russia, India and China (“BRIC”). We have dedicated country managers and staff in these markets. We also are repositioning our research and development and production capabilities, and are developing distribution channels to be able to meet the demand for our products in these markets. We expect our market share to continue to grow significantly in the BRIC countries.

Products

Infotainment

We believe that we are a leader in the development and manufacture of high-quality, digitally-integrated infotainment systems for automobiles. In recent years, the automotive industry experienced increased demand for information and entertainment in automotive vehicles. We have developed leading technical competencies to address this demand. In fiscal year 2014, we supplied infotainment systems for vehicles manufactured by Audi/Volkswagen, BMW, Fiat Chrysler Automobiles, Toyota/Lexus, Porsche, Daimler, General Motors, PSA Peugeot Citroën, Hyundai, Kia, Geely, Mazda, Yamaha, Suzuki, Scion, Jaguar Land Rover and Ssangyong.

Lifestyle

We believe that we are a leader in the development and manufacture of high-quality, high-fidelity, digitally-integrated premium branded audio systems for automobiles. We continue to leverage our expertise in the design and manufacture of premium branded audio systems, as well as our reputation for quality associated with our brand names. As a result of our well-established relationships with automobile manufacturers, our engineers are engaged early in the vehicle design process to develop systems that optimize acoustic performance and minimize weight and space requirements. Our Infinity branded car audio systems are offered by Hyundai and Kia in select markets. Daimler, BMW, General Motors, Subaru and Chrysler provide Harman/Kardon branded audio systems in their vehicles. Our premium Mark Levinson digital audio system is offered by Lexus. Lexicon branded audio systems are offered as an option in Rolls Royce and certain Hyundai vehicles. Toyota, PSA Peugeot Citroën and Fiat offer our JBL branded audio systems. Hyundai and Kia also offer our JBL branded audio systems in the South Korean market. Our JBL Professional branded audio system is offered in Ferrari’s new F12 model. We also have an exclusive license with Bowers & Wilkins to develop, manufacture, sell and service premium automotive audio systems under the Bowers & Wilkins brand name.

We manufacture loudspeakers under the Harman/Kardon, Infinity, JBL and Revel brand names for the home audio market. These loudspeaker lines include models designed for two-channel stereo and multi-channel surround sound applications for the home in a wide range of performance choices, including floor standing, bookshelf, powered, low frequency, in-wall, wireless and all-weather, as well as in styles and finishes ranging from high gloss lacquers to genuine wood veneers. The JBL, Infinity and Selenium product lines also include car loudspeakers, subwoofers, amplifiers and digital signal processors sold in the car aftermarket. The JBL and Infinity products also include marine speakers.

We also offer a broad range of home audio electronics under the Harman/Kardon, Lexicon and Mark Levinson brand names. Our Harman/Kardon home electronics line includes audio/video receivers featuring Dolby Digital®, DTS® and Logic 7 DTS surround sound processing capabilities and multi-channel amplifiers, DVD players, Blu-ray players and CD players. We design high-end home audio electronics, including amplifiers, digital signal processors, multi format digital media players and transports and surround sound processors that we market under the renowned Mark Levinson and Lexicon brands.

In the multimedia market, we offer branded iPad, iPod and iPhone docking devices such as JBL On Stage™, JBL On Beat™, JBL On Beat Xtreme™, Harman/Kardon Go +Play™, computer-embedded audio, portable wireless speakers such as the Harman/Kardon Onyx Studio™, the JBL Clip™, the JBL Flip™, the JBL Charge™

and the JBL Pulse™ and PC-related devices such as the JBL Creature™ II and Harman/Kardon Soundsticks® III. We also offer a variety of headphone devices under the JBL, Harman/Kardon, AKG and yurbuds Powered by JBL brand names. Our products add greater functionality for computers, cellular telephones and electronic devices.

Professional

Our professional products include loudspeakers, electronic equipment, video and control solutions and lighting solutions that are marketed under what we believe are some of the most respected brand names in the industry.

The professional market is increasingly moving to digital technology and we believe that we are a leader in this market. Our Professional segment derives value from our ability to share research and development, engineering talent, technical expertise and other digital resources among our business units. Loudspeakers, amplifiers, signal processing, mixing, microphones, headphones, lighting and video and control equipment each have substantial digital engineering resources and work together to achieve common goals.

Our professional loudspeakers are well known for high quality and superior sound. JBL Professional branded products include studio monitors, loudspeaker systems, powered loudspeakers, sound reinforcement systems, cinema systems, surround sound systems, industrial loudspeakers and electro-acoustic software-based directivity control steerable speaker columns. Our Selenium branded products include line arrays, screen and portable systems and related technologies for public sound reinforcement.

Our professional electronic audio products are recognized for high quality and reliability. We market these products on a worldwide basis under various trademarks, including AKG, BSS, Crown, dbx, DigiTech, Lexicon, Soundcraft and Studer.

We believe the integration of loudspeakers and electronics enhances our ability to provide complete systems solutions to the professional audio market. As such, we produce professional microphones and headphones under the AKG brand name, amplifiers under the Crown brand name, sound mixing consoles under the Soundcraft and Studer brand names, and signal processing products, equalizers, and special effects devices under the Lexicon, DigiTech, BSS and dbx brand names.

With our HiQnet network protocol we can configure, connect and control a complete professional sound system from microphone to speaker on one unified digital network. This system provides enhanced productivity and facilitates real-time problem diagnosis and correction from a central location.

Our professional video and control solutions include enterprise automation and control systems, as well as audio/video switching and distributing solutions under the AMX brand name. In addition, our IDX information delivery system provides seamless audio and visual information delivery solutions in a highly flexible and scalable manner.

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

Our European manufacturing facilities for our Infotainment segment are located in Germany and Hungary. We also have manufacturing facilities in the U.S., Mexico and China. These facilities are used to manufacture infotainment systems.

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

In North America, our principal Professional segment’s manufacturing facilities are located in Mexico for loudspeakers, in Indiana for electronic products including amplifiers and effects devices, and in Washington for video and control products. Our Professional segment’s electronics manufacturing in Europe includes mixing consoles in the United Kingdom, lighting solutions in Denmark and microphones and headphones in Austria. Our Professional segment’s electronics manufacturing in Brazil includes electronic loudspeakers, amplifiers and other components. Our Professional segment’s manufacturing in China includes audio electronics and loudspeakers.

Suppliers

Although most components essential to our business are generally available from multiple suppliers, a number of components are currently obtained from limited sources. We use rare earth minerals in our products, specifically rare earth neodymium magnets. We also use externally sourced microchips in many of our products. Several independent suppliers manufacture loudspeakers and electronic products for us. The loss of any one of these suppliers could have a material adverse impact on our consolidated results of operations or consolidated financial condition.

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

Home, multimedia and mobile aftermarket products are offered through audio specialty stores, discount stores, department stores, mail order firms, online retailers and our website www.harmanaudio.com. Automotive and computer manufacturers also offer our branded audio products as options. We concentrate primarily on the higher quality, higher priced segments of the audio market and compete based upon the strength of our brand names, the quality of our products, our ability to provide integrated systems and our comprehensive marketing, engineering and manufacturing resources.

Professional

In the U.S. we primarily sell our audio products to dealers via manufacturer’s representatives. Outside the U.S. we sell primarily to distributors. Manufacturer’s representatives are paid sales agents and distributors buy and hold the inventory and sell directly to dealers in their markets. Both manufacturer’s representatives and distributors have a defined geographic region. In the broadcast and recording market, we primarily solicit business directly with the end users. We also sell our professional products in retail stores and direct to customers over the Internet. For lighting solutions, we sell directly to the end user in the U.S. and most of Europe. In other countries, our lighting solutions are sold through a distributor network. These distributors deal with either end users or other dealers within their own markets. Our video and control solutions are primarily sold through third parties including dealers, consultants, architects and systems integrators in the United States and through a distributor network in other countries.

Trademarks and Patents

We market our products under numerous brand names that are protected by both pending and registered trademarks around the world. Our trademark registrations cover use of trademark rights in connection with various products, such as loudspeakers, speaker systems, speaker system components and other electrical and electronic devices. We have registered or taken other protective measures for many of these trademarks in substantially all major industrialized countries. As of June 30, 2014, we had 2,200 trademark registrations and 371 pending trademark applications around the world.

We have a history of innovation and, with more than 3,643 patents and 2,014 pending patent applications, at June 30, 2014, covering various audio, infotainment and software technologies and products, we continue to take our technology and products into new areas. While we consider our patents on the whole to be important, we do not consider any single patent, any group of related patents or any single license essential to our operations in the aggregate. The expiration of the patents individually and in the aggregate would not have a material adverse effect on our financial condition or results of operations.

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

Key Customers/Industry Concentration

We are subject to various risks related to our dependence on key customers. Net sales to BMW, Fiat Chrysler Automobiles, Audi/Volkswagen and Toyota/Lexus accounted for 16 percent, 13 percent, 12 percent and 8 percent, respectively, of our total consolidated net sales for the fiscal year ended June 30, 2014. Accounts receivable, net due from BMW, Fiat Chrysler Automobiles, Audi/Volkswagen and Toyota/Lexus accounted for 11 percent, 13 percent, 7 percent and 4 percent, respectively, of total consolidated accounts receivable, net at June 30, 2014. We anticipate that BMW, Fiat Chrysler Automobiles, Audi/Volkswagen and Toyota/Lexus will continue to account for a significant portion of our net sales and accounts receivable, net for the foreseeable future.

For the fiscal year ended June 30, 2014, approximately 69 percent of our net sales were to automobile manufacturers. Our automotive customers are not contractually obligated to any long-term purchase of our products. The loss of BMW, Fiat Chrysler Automobiles, Audi/Volkswagen and Toyota/Lexus, or any of our other significant automotive customers would have a material adverse effect on our consolidated net sales, results of operations and financial condition.

Backlog Orders

We manufacture our infotainment and automotive audio systems on a just-in-time basis. We maintain sufficient inventories of finished goods to promptly meet customer orders for our Lifestyle home audio and Professional segment customers. As a result, we do not consider the level of backlog to be an important indication of our future performance. Our backlog was approximately $30.7 million at June 30, 2014. We expect to deliver these products within the next 12 months.

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

In the home audio market, principal competitors in the loudspeaker market include Bose, Klipsch, Polk Audio, Bowers & Wilkins, Delphi, Sonos and Boston Acoustics. Competition in the home audio and home electronics market remains intense and is dominated by large Asian manufacturers such as Yamaha, Sony, Denon, Onkyo, Pioneer and Marantz. We also compete in the luxury electronics market with our Mark Levinson and Lexicon brands. Our principal competitors in this high-end market include Krell, McIntosh, Audio Research, Meridian, Linn, Bang & Olufsen and Classe.

In the multimedia market, we supply Apple stores and other retailers with JBL and Harman/Kardon speaker systems that serve Apple’s iPad, iPod and iPhone products as well as other MP3 players. Our principal competitors for these products are Bose, Altec Lansing, Klipsch, iHome, Bowers & Wilkins and Phillips. We also offer Harman/Kardon and JBL speaker systems to personal computer retailers. In this market, our principal competitors are Creative

Labs, Altec Lansing, Logitech, Klipsch and Cyber Acoustics. We sell headphones online and through various retailers. Our principal competitors for these products are Beats, Pioneer, Sony, Bowers & Wilkins, Apple, Skullcandy and Bose. The home audio and multimedia markets are characterized by the short life cycle of products and a need for continuous design and development efforts. Our competitive strategy is to compete in the higher-quality segments of this market and to continue to emphasize our ability to provide system solutions to customers, including a combination of loudspeakers, electronics products, integrated surround sound and home theater systems.

Professional

The market for professional sound systems is highly competitive. We believe that we have historically held a leading market position in the professional loudspeaker market and have complemented our professional loudspeaker line by adding digital professional electronic products, broadcast and recording equipment, lighting solutions and video and control solutions. We compete by utilizing our ability to provide systems solutions to meet the complete audio requirements of our professional customers. With our HiQnet networking protocol software, our professional brand products can communicate and operate together. We offer products for most professional audio applications.

Our principal competitors in the sound reinforcement market include Telex, Electro Voice, Mackie, QSC, Meyer Sound Laboratories, Sennheiser, Peavey, Shure, Audio Technica and Yamaha. Principal competitors in the recording and broadcast markets include Yamaha, Sennheiser, Loud Technologies, Inc., Lawo, Harris Corporation, DigiDesign/M-Audio, Genelec, KRK, TC Electronics, Stagetec and Sony. In the music instrument market, competitors for our products include Yamaha, Peavey, QSC, Shure, Sennheiser, Line 6, Dunlop, Zoom, Audio Technica and Roland. Our competitors in the industrial and architectural sound market include Siemens, Peavey and Tannoy. Our competitors in the lighting market include Barco, Chauvet Lighting, Clay Paky, Elation, JB Lighting, Robe Lighting and Vari-Lite. Our competitors in video and control solutions include Leviton, Extron, Control4, Simtrol and Crestron.

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

Research and Development

We believe that continued investment in product research and development is critical to our success. Net expenditures for research and development were $343.8 million, $285.3 million and $331.9 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively. We expect to continue to devote significant resources to research and development to sustain our competitive position.

Number of Employees

At June 30, 2014, we had approximately14,202 full-time employees, including 5,599 employees located in North America and 8,603 employees located outside of North America.

Foreign Operations

Information about our foreign operations is set forth in Note 18—Business Segment Data in the Notes to the Consolidated Financial Statements located in Item 8 of Part II of this report.

Corporate Information

We were incorporated in the state of Delaware in 1980. Our principal executive offices are located at 400 Atlantic Street, Suite 1500, Stamford, Connecticut 06901. Our telephone number is (203) 328-3500.

Subsequent Events

Dividend Declaration

On August 7, 2014, we declared a cash dividend of $0.33 per share for the quarter ended June 30, 2014. The quarterly dividend will be paid on September 2, 2014 to each stockholder of record as of the close of business on August 18, 2014.

Website Information

Our corporate website is located at www.harman.com. We make available free of charge on our investor relations website under “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”). Our website also provides access to reports filed by our directors, executive officers and certain significant stockholders pursuant to Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, our Corporate Governance Guidelines, Codes of Ethics and Business Conduct, and the charters for the three committees of our Board of Directors are available on our website. The information on our website is not incorporated by reference into this report. In addition, the SEC maintains a website, www.sec.gov, that contains reports, proxy and information statements and other information that we file electronically with the SEC.

Item 1A.	Risk Factors

In addition to the other information included in this report, you should carefully consider the risk factors described below.

Decreased demand and pricing pressure from our customers in the automotive industry or bankruptcy of a significant automotive customer could have a material adverse effect on our liquidity, financial condition and results of operations.

For the fiscal year ended June 30, 2014, approximately 69 percent of our sales were to automobile manufacturers. As a result, our financial performance depends, in large part, on conditions in the automotive industry, which is highly dependent on general economic conditions and periodically has experienced significant difficulty. As a result, we have experienced, and may continue to experience, reductions in orders from our original equipment manufacturer customers. If one or more of our significant automotive customers experiences, or continues to experience, increased financial difficulty, including bankruptcy, as a result of a prolonged economic downturn or otherwise, this would have a further adverse effect on our business due to further decreased demand, the potential inability of these companies to make full payment on amounts owed to us, or both. As part of the bankruptcy process, our pre-petition receivables may not be realized, customer manufacturing sites may be closed or contracts voided. The bankruptcy of a major customer could have a material adverse effect on our liquidity, financial condition and results of operations.

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

Our sales are dependent on discretionary spending by consumers, which could be materially adversely impacted by economic conditions affecting disposable consumer income and retail sales. In addition, our sales of audio, electronic and infotainment products to automotive customers are dependent on the overall success of the automotive industry, and of premium automobiles in particular, as well as the willingness of automobile purchasers to pay for the option of a premium branded automotive audio system or a multi-function digital infotainment system. Global demand for, and production of, premium vehicles, including certain vehicle models that incorporate our products, could decline in a difficult economic environment. This decline could have a negative impact on our results of operations.

We have significant operations in Europe which may be adversely impacted by the continued economic challenges in Europe.

The global economic recession that began in 2008 resulted in significantly lower demand and decreased profitability across all of our segments and major markets. While North America and Asia have shown an improved, but somewhat uneven recovery, Europe remains stagnant with continued economic and financial challenges. Recent events in Europe have elevated concerns that macroeconomic conditions will worsen and economic recovery will be delayed. If weak economic conditions persist or worsen, there could be a number of negative effects on our business, including our customers or potential customers reducing or delaying orders, the insolvency of one or more of our key suppliers, which could result in production delays, and our customers being unable to obtain credit. Approximately 31 percent of our sales in fiscal year 2014 were made to end consumers in Europe. Should conditions worsen in these markets, customer demand for our products may deteriorate which would have a negative impact on our results of operations.

A significant portion of our sales are denominated in Euros, which sales may be adversely impacted by the eurozone crisis.

Approximately 43 percent of our sales in fiscal year 2014 were denominated in Euros. Certain eurozone countries in which we operate have received financial aid packages from the European Union in the form of loans and restructuring of their sovereign debt and have introduced comprehensive fiscal austerity measures. If dissolution and replacement of the Euro currency and the potential reintroduction of individual European Union currencies should occur as a result of the continued eurozone crisis, it could have a negative impact on our results of operations and could expose us to increased foreign exchange risk.

The macro economic environment may adversely affect consumer spending patterns and the availability and cost of credit.

Our ability to make scheduled payments or to refinance our obligations with respect to indebtedness will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions. Disruptions in the financial markets, including the bankruptcy and restructuring of major financial institutions, may adversely impact the availability and cost of credit in the future. The historical disruptions in the financial markets that occurred within the past five years continue to have an adverse effect on the global economy, which has negatively impacted consumer spending patterns. This may result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit.

We may not realize sales represented by awarded business.

Our current estimate of $20.5 billion of awarded business at June 30, 2014 in our Infotainment and Lifestyle segments is calculated using certain assumptions from our customers, including projected future sales volumes with respect to the applicable platforms. Orders from our customers with respect to these platforms are not made pursuant to contractual obligations and our customers can terminate arrangements with us at any time without penalty. Therefore, our actual platform sales volumes, and thus the ultimate amount of revenue that we derive from such platforms, are not committed. If actual production orders from our customers are not consistent with the projections we use in calculating the amount of our awarded business, we could realize substantially less revenue over the life of these projects than the currently projected estimate.

The demand for our infotainment products may be eroded by replacement technologies becoming available on mobile handsets and tablets.

Sales of our infotainment products represented more than half of our net sales in fiscal year 2014. GPS/navigation technologies are increasingly being incorporated into devices such as mobile handsets and tablets. Mobile handsets are frequently GPS-enabled and many companies are now offering navigation software for such devices. In future years, if automakers choose to replace embedded infotainment systems with mobile handset devices, the acceptance of this technology by consumers may negatively impact the demand for our infotainment products. If we do not continue to innovate to develop new and compelling products that capitalize upon new technologies, this could have a material adverse impact on our results of operations.

Failure to maintain relationships with our largest customers and failure by our customers to continue to purchase expected quantities of our products due to changes in market conditions would have an adverse effect on our operations.

We anticipate that our automotive customers, including BMW, Chrysler Fiat Automobiles, Audi/Volkswagen and Toyota/Lexus will continue to account for a significant portion of our sales for the foreseeable future. However, none of BMW, Chrysler Fiat Automobiles, Audi/Volkswagen and Toyota/Lexus or any of our

other automotive customers is obligated to any long-term purchases of our products. The loss of sales to BMW, Chrysler Fiat Automobiles, Audi/Volkswagen and Toyota/Lexus, or to any of our other significant automotive customers would have a material adverse effect on our consolidated net sales, results of operations and financial condition.

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

Our future growth is dependent on our making the right investments at the right time to support product development and manufacturing capacity in areas where we can support our customer base. We have identified certain regions, including China, Brazil, Russia and India, as key markets likely to experience substantial growth, and accordingly have made and expect to continue to make substantial investments, both directly and through participation in partnerships and joint ventures, in manufacturing operations, technical centers and other infrastructure to support anticipated growth in these regions. If we are unable to deepen existing and develop additional customer relationships in these regions, we may not only fail to realize expected rates of return on our existing investments, but we may incur losses on such investments and be unable to timely redeploy the invested capital to take advantage of other markets, potentially resulting in lost market share to our competitors. Our results of operations and financial condition will also suffer if these regions do not grow as quickly as we anticipate.

Natural disasters, geo-political events and the failure of our information technology and communication systems could adversely affect our financial performance.

The availability of our products and services depends on the continuing operation of our information technology and communications systems. The occurrence of one or more natural disasters, such as hurricanes, cyclones, typhoons, floods, earthquakes, and tsunamis, geo-political events, such as civil unrest or terrorist attacks, or power loss, telecommunications failures, computer viruses, computer denial of service attacks, or other attempts to harm our systems, in a country in which we operate or in which our suppliers are located, could adversely affect our operations and financial performance. Such events could result in physical damage to, or the complete loss of, one or more of our properties, the lack of an adequate work force in a market, the inability of customers to reach or have transportation to our channel partners directly affected by such events, the evacuation of the populace from areas in which our channel partners are located, changes in the purchasing patterns of consumers and in consumers’ disposable income, the temporary or long-term disruption in the supply of materials and products from some local and overseas suppliers, the disruption in the transport of goods from overseas, the disruption or delay in the delivery of goods to our facilities within a country in which we are operating, the reduction in the availability of our products in stores, the disruption of utility services to our facilities, the disruption of our information technology, including databases containing sensitive information, and disruption in our communications with our facilities and our customers and suppliers. If we failed to implement and maintain a comprehensive disaster recovery program and any of the foregoing events occurs, such events and their impacts could otherwise disrupt and have a material adverse effect on our consolidated net sales, results of operations and financial condition.

We depend on our suppliers for key production materials and any disruption in the supply of such materials could interrupt product manufacturing and increase product costs.

Many of our suppliers have in the past, and could in the future decrease their manufacturing capacity and inventory levels. If these steps are taken by our suppliers, it could make us more vulnerable to disruptions in the supply chain. In the near term, an increase in our demand for parts may place an undue strain on our suppliers. Additionally, the supply of raw materials including, without limitation, petroleum, copper, steel, aluminum, synthetic resins, rare metals and rare earth minerals, such as neodymium used in the production of loudspeakers, has been and could continue to be significantly constrained, which is likely to result in continued elevated price levels. Furthermore, the Dodd-Frank Wall Street Reform and Consumer Protection Act included disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries (“DRC”) and procedures regarding a manufacturer’s efforts to prevent the sourcing of such “conflict” minerals. These rules could limit the number of suppliers who can provide us DRC “conflict free” components and parts, and we may not be able to obtain DRC conflict free products or supplies in sufficient quantities or at competitive prices for our operations. We may also face challenges with our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are conflict free. As a result, we may not be able to obtain the materials necessary to manufacture our products, which could force us to cease production or search for alternative supply sources, possibly at a higher cost. Such disruptions may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our existing credit agreement contains provisions that limit our operating and financing activities. The credit agreement also contains certain negative covenants that limit, among other things, our ability to pay dividends, permit certain of our subsidiaries to incur debt, incur liens, make fundamental changes, sell assets, undertake transactions with affiliates and undertake sale and leaseback transactions. The facilities are subject to acceleration upon certain specified events of default, including failure to make timely payments, breaches of representations or covenants, or a change of control, as such term is defined in the credit agreement. Because of the restrictions in our credit agreement, we may have difficulty securing additional financing in the form of additional indebtedness. In addition, our credit agreement contains other and more restrictive covenants, including financial covenants that require us to achieve specified financial and operating results and maintain compliance with specified financial ratios. We may have to curtail some of our operations to maintain compliance with these covenants. A violation of any of these covenants could result in a default under our credit agreement, which could permit the lenders to accelerate the repayment of any borrowings outstanding at that time, and the lenders under the credit agreement could act on the guarantee granted in connection with the facilities. A default or acceleration under our credit agreement would result in increased capital costs and could adversely affect our ability to operate our business and our results of operations and financial condition.

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

We are subject to various U.S. Federal, state and local, and non-U.S. laws and regulations. We cannot predict the substance or impact of pending or future legislation or regulations, or the application thereof. The introduction of new laws or regulations or changes in existing laws or regulations, or the interpretations thereof, could increase the cost of doing business for us or our customers or suppliers or restrict our actions and adversely affect our financial condition, operating results and cash flows. An example of such changing regulation is the recent adoption by the SEC of annual disclosure and reporting requirements for those SEC reporting companies who manufacture or contract to manufacture products that contain conflict minerals, and such minerals are necessary to the production or functionality of such product. Each reporting company is required to conduct a reasonable country of origin inquiry to determine whether such minerals were mined from the DRC. These new requirements required due diligence efforts in fiscal year 2014, and the initial disclosure requirements were filed in June 2014. There are historical and continued future costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals, if any, in our products.

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

Our consolidated financial statements include net deferred tax assets of $270.7 million as of June 30, 2014, which relate to temporary differences between the assets and liabilities in the consolidated financial statements and the assets and liabilities in the calculation of taxable income. The valuation of deferred tax assets is based on various projections for future taxable income reversing taxable temporary differences and tax planning strategies. Thus, when actual taxable income differs from projections, it may become necessary to adjust the valuation of our deferred tax assets, which would impact our results of operations and financial condition.

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

Increased global IT security requirements, vulnerabilities, threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Despite our efforts to protect data or information, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches, theft, misplaced or lost data, programming and/or human errors that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations.

Privacy concerns relating to our products and services could damage our reputation and deter current and potential users from using our products and services.

As we develop new products, we may gain access to sensitive, confidential or personal data or information in certain of our businesses that is subject to privacy and security laws, regulations and customer-imposed controls. Concerns about our practices with regard to the collection, use, disclosure, or security of personal information or other privacy related matters, even if unfounded, could damage our reputation and adversely affect our operating results.

Furthermore, regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection. In addition, the interpretation and application of consumer and data protection laws in the U.S., Europe and elsewhere are often uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have an adverse effect on our business and results of operations. Complying with these various laws could cause us to incur substantial costs.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters are located at 400 Atlantic Street, Suite 1500, Stamford, Connecticut 06901. Certain information regarding our principal facilities are described in the table below.

Location	Segments	Size (Sq. Ft.)	Owned or Leased	Percentage Utilization
Ittersbach, Germany	Infotainment Lifestyle	565,000	Owned	100%
Nova Santa Rita, Brazil	Professional Lifestyle	432,000	Owned	100%
Dandong, China	Lifestyle Professional	323,000	Leased	38%
Moreno Valley, California	Lifestyle Professional	301,000	Leased	100%
Fontana, California	Lifestyle	266,950	Leased	100%
Northridge, California	Lifestyle Professional	238,000	Leased	68%
Straubing, Germany	Infotainment Lifestyle	235,000	Owned	100%
Elkhart, Indiana	Professional	223,000	Owned	90%
Szekesfehervar, Hungary	Infotainment Lifestyle	222,000	Owned	100%
Chateau du Loir, France	Lifestyle	221,000	Owned	75%
Tijuana, Mexico	Professional Lifestyle	194,000	Leased	100%
Queretaro, Mexico	Infotainment Lifestyle	188,000	Leased	100%
Franklin, Kentucky	Infotainment Lifestyle	152,000	Owned	100%
Suzhou, China	Infotainment Lifestyle	145,000	Owned	100%
Frederikshaven, Denmark	Professional	136,000	Leased	100%
Manaus, Brazil	Infotainment	130,000	Owned	100%
Richardson, Texas	Professional	129,000	Owned	100%
Novi, Michigan	Infotainment Lifestyle	121,000	Leased	100%
Juarez, Mexico	Lifestyle	109,000	Leased	100%
Farmington Hills, Michigan	Infotainment Lifestyle	106,000	Leased	100%

We also own or lease other facilities that are not considered principal properties. We believe that our facilities are suitable and adequate for our present needs and that suitable additional or substitute facilities will be available, if required.

Item 3.	Legal Proceedings

At June 30, 2014, we were subject to legal claims and litigation arising in the ordinary course of business, including the matters described below. The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

On September 5, 2012, the Court heard oral arguments on defendants’ motion to dismiss. At the request of the Court, on September 24, 2012, each side submitted a supplemental briefing on defendants’ motion to dismiss. On January 17, 2014, the Court granted a motion to dismiss, without prejudice, the In re Harman International Industries, Inc. Securities Litigation. The Lead Plaintiff has filed a notice of appeal but no briefing schedule has been set.

Patrick Russell v. Harman International Industries, Incorporated, et al.

Patrick Russell (the “Russell Plaintiff”) filed a complaint on December 7, 2007 in the United States District Court for the District of Columbia and an amended purported putative class action complaint on June 2, 2008 against Harman and certain of our officers and directors alleging violations of Employee Retirement Income Security Act of 1974 (“ERISA”) and seeking, on behalf of all participants in and beneficiaries of the Harman International Industries Retirement Savings Plan (the “Savings Plan”), compensatory damages for losses to the Savings Plan as well as injunctive relief, imposition of a constructive trust, restitution, and other monetary relief. The amended complaint alleged that from April 26, 2007 to the present defendants failed to prudently and loyally manage the Savings Plan’s assets, thereby breaching their fiduciary duties in violation of ERISA by causing the Savings Plan to invest in our common stock notwithstanding that the stock allegedly was “no longer a prudent investment for the Participants’ retirement savings.” The amended complaint further claimed that, during the Class Period, defendants failed to monitor the Savings Plan’s fiduciaries, failed to provide the Savings Plan’s fiduciaries with, and to disclose to the Savings Plan’s participants, adverse facts regarding Harman and our businesses and prospects. The Russell Plaintiff also contended that defendants breached their duties to avoid conflicts of interest and to serve the interests of participants in and beneficiaries of the Savings Plan with undivided loyalty. As a result of these alleged fiduciary breaches, the amended complaint asserted that the Savings Plan had “suffered substantial losses, resulting in the depletion of millions of dollars of the retirement savings and anticipated retirement income of the Savings Plan’s Participants.”

On March 24, 2008, the Court ordered, for pretrial management purposes only, the consolidation of Patrick Russell v. Harman International Industries, Incorporated, et al. with In re Harman International Industries, Inc. Securities Litigation. Defendants moved to dismiss the complaint in its entirety on August 5, 2008. The Russell Plaintiff opposed the defendants’ motion to dismiss on September 19, 2008, and defendants filed a reply in further support of their motion to dismiss on October 20, 2008. On May 22, 2013, the District Court dismissed the complaint in its entirety. The Russell Plaintiff has filed a notice of appeal but no briefing schedule has been set.

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

Name	Position	Age
Dinesh C. Paliwal	Chairman, President and Chief Executive Officer	56
Herbert K. Parker	Executive Vice President and Chief Financial Officer	56
Blake Augsburger	Executive Vice President, President—Professional Division and Country Manager, North America	51
Sachin Lawande	Executive Vice President and President—Infotainment Division	47
Michael Mauser	Executive Vice President and President—Lifestyle Division	51
Dr. I.P. Park	Executive Vice President and Chief Technology Officer	51
Ralph Santana	Executive Vice President and Chief Marketing Officer	46
David Slump	Executive Vice President and President, Services	46
John Stacey	Executive Vice President and Chief Human Resources Officer	49
Todd A. Suko	Executive Vice President and General Counsel	47

Dinesh C. Paliwal became Chairman, President and Chief Executive Officer of Harman on July 1, 2008. Mr. Paliwal joined our Company on July 1, 2007 as President, Chief Executive Officer and Vice Chairman and was elected a director on August 13, 2007. Prior to joining our Company, Mr. Paliwal served as President of Global Markets and Technology of ABB Ltd. from January 2006 until June 2007 and as President and CEO of ABB North America from January 2004 until June 2007.

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

The following graph compares changes in cumulative total returns (assuming reinvestment of cash dividends) on shares of the common stock for the five-year period ending on June 30, 2014 against the S&P Composite-500 Stock Index and the S&P Consumer Discretionary Index. The stock price performance graph assumes an initial investment of $100 at the market close on June 30, 2009. Dates on the chart represent the last trading day of the indicated fiscal year. The stock price performance shown on the graph below is not necessarily indicative of future performance of the shares of common stock.

Our common stock is listed on the New York Stock Exchange and is reported on the New York Stock Exchange Composite Tape under the symbol HAR. As of July 31, 2014, there were approximately 89 record holders of our common stock.

The table below sets forth the reported high and low sales prices for our common stock, as reported on the New York Stock Exchange, for each quarterly period for fiscal years ended June 30, 2014 and 2013.

	Years Ended June 30,
	2014		2013
Market Price	High	Low	High	Low
First quarter ended September 30	$70.92	$53.37	$49.38	$36.99
Second quarter ended December 31	84.50	65.19	47.24	37.35
Third quarter ended March 31	110.90	80.20	50.25	41.95
Fourth quarter ended June 30	112.01	99.98	54.20	41.38

During fiscal year 2014, we declared and paid cash dividends of $1.20 per share, with dividends of $0.30 declared in each quarter. During fiscal year 2013, we declared and paid cash dividends of $0.60 per share, with dividends of $0.15 declared in each quarter. During fiscal year 2012, we declared and paid cash dividends of $0.30 per share, with dividends of $0.075 declared in each quarter.

On October 26, 2011, our Board of Directors authorized the repurchase of up to $200 million of our common stock (the “Buyback Program”). The Buyback Program allowed us to purchase shares of our common stock in accordance with applicable securities laws on the open market, or through privately negotiated transactions. We entered into an agreement with an external broker that provided the structure under which the program was facilitated, which expired on October 25, 2012. The Buyback Program was set to expire on October 26, 2012, but on October 23, 2012 our Board of Directors approved an extension of the Buyback Program through October 25, 2013. On June 19, 2013 we entered into a new agreement with an external broker which expired on October 25, 2013 (the “10b5-1 Plan”). On June 26, 2013, our Board of Directors authorized the repurchase of up to an additional $200 million of our common stock (the “New Buyback Program”) which expired on June 26, 2014. On August 26, 2013 we amended the 10b5-1 Plan to incorporate both board authorizations up until each of their respective expiration dates (the “Amended 10b5-1 Plan”). The Amended 10b5-1 Plan expired on June 25, 2014. During the fiscal year ended June 30, 2014, we repurchased 1,327,693 shares at a cost of $90.8 million for a total cumulative buyback of 4,719,968 shares at a cost of $220.1 million under the Buyback Program and the New Buyback Program.

The Buyback Program and the New Buyback Program have expired and therefore no additional shares may be repurchased under such programs. We will determine the timing and the amount of any future buyback programs based on an evaluation of market conditions, share price and other factors.

For a description of limitations on repurchases of shares and on the payment of dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Item 7 of Part II of this report.

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

(In thousands except per share data)	2014(1) (2)	2013(1) (2)	2012(1) (2) (3)	2011(1) (2)	2010(1) (2) (4)
Net sales	$5,348,483	$4,297,842	$4,364,078	$3,772,345	$3,364,428
Operating income	$329,727	$201,251	$300,246	$190,051	$85,555
Net income from continuing operations attributable to Harman International Industries, Incorporated	$234,579	$142,407	$329,541	$135,916	$35,178
Income from discontinued operations, net of income taxes	$0	$0	$0	$0	$123,591
Net income	$234,579	$142,407	$329,541	$135,916	$164,058
Net income attributable to Harman International Industries, Incorporated	$234,692	$142,407	$329,541	$135,916	$158,769
Earnings per share from continuing operations attributable to Harman International Industries, Incorporated:
Basic	$3.40	$2.06	$4.62	$1.91	$0.50
Diluted	$3.36	$2.04	$4.57	$1.90	$0.50
Earnings per share from discontinued operations:
Basic	$0.00	$0.00	$0.00	$0.00	$1.76
Diluted	$0.00	$0.00	$0.00	$0.00	$1.75
Earnings per share:
Basic	$3.40	$2.06	$4.62	$1.91	$2.26
Diluted	$3.36	$2.04	$4.57	$1.90	$2.25
Weighted average shares outstanding:
Basic	69,073	68,990	71,297	70,992	70,350
Diluted	69,889	69,736	72,083	71,635	70,595
Total assets	$4,125,590	$3,235,685	$3,169,464	$3,058,495	$2,556,215
Total debt	$555,768	$289,973	$395,688	$381,014	$377,837
Total equity	$1,793,021	$1,644,871	$1,529,611	$1,423,658	$1,134,892
Dividends per share	$1.20	$0.60	$0.30	$0.05	$0.00

(1)	The results of operations for all acquired companies are included in our Consolidated Statements of Income starting from the date of the respective acquisition. Refer to Note 2—Acquisitions in the Notes to the Consolidated Financial Statements for more information on acquisitions in fiscal years 2014, 2013 and 2012. On February 10, 2011, we acquired all of the issued and outstanding shares of 3dB Research Limited (“3dB”) and on September 13, 2010, we acquired Aha Mobile, Inc. (“Aha”). On June 1, 2010, we acquired Eletrônica Selenium S/A (now known as Harman do Brasil Indústria Eletrônica e Participações Ltda.) (“Selenium”).
(2)	Includes restructuring expenses of $84.2 million, $83.1 million, $9.1 million $20.6 million and $17.9 million in fiscal years 2014, 2013, 2012, 2011 and 2010, respectively.
(3)	Net income includes a non-cash benefit of $124.2 million related to a reduction of our deferred tax valuation allowance on certain of our net U.S. deferred tax assets.
(4)	Net income includes a goodwill impairment charge of $12.3 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

We believe we are a worldwide leader in the development, manufacture and marketing of high quality, high-fidelity audio products, lighting solutions and electronic systems, as well as digitally integrated audio and infotainment systems for the automotive industry. We have developed a broad range of product offerings which we sell in our principal markets under our renowned brand names, including Aha®, AKG®, AMX®, Becker®, BSS®, Crown®, dbx®, DigiTech®, Harman/Kardon®, Infinity®, JBL®, JBL Professional, Lexicon®, Logic 7®, Mark Levinson®, Martin®, Revel®, Selenium®, Soundcraft®, Studer® and yurbuds® Powered by JBL. We have built these brands by developing our engineering, manufacturing and marketing competencies, and have employed these resources to establish our Company as a leader in the markets we serve.

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

We believe that innovation is an important element to gaining market acceptance of our products and strengthening our market position. We have a history of leveraging our continuous technological innovation across all of the markets we serve. We have a well-deserved reputation for delivering premium audio and infotainment solutions across a full spectrum of applications. We believe that our technological innovation, the quality of our products and our reputation for on-time delivery have resulted in Harman being awarded a substantial amount of Infotainment and Lifestyle business. As of June 30, 2014, we have a cumulative estimated $20.5 billion of future awarded Infotainment and Lifestyle automotive business, which represents the estimated future lifetime net sales for all customers. This amount does not represent firm customer orders. We report our awarded business primarily based on award letters from our customers. To validate these awards, we use various assumptions, which we update annually, including global vehicle production forecasts, customer take rates for our products, revisions to product life cycle estimates and the impact of annual price reductions and exchange rates, among other factors. These assumptions are updated and reported externally on an annual basis. We update our estimated awarded business quarterly by adding the value of new awards received and subtracting sales recorded during the quarter. These quarterly updates do not include any assumptions for increased take rates, revisions to product life cycle, or any other factors. We believe our currently awarded automotive business will position us well for follow-on and new business with these existing customers.

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

Our products are sold worldwide, with the largest markets located in the United States and Germany. In the United States, our primary manufacturing facilities are located in Kentucky, Indiana and Washington. Outside of the United States, we have manufacturing facilities in Austria, Brazil, China, Denmark, Hungary, France, Germany, Mexico, the Netherlands and the United Kingdom.

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

We believe significant opportunities exist to grow our business in all three of our business segments in emerging markets such as Brazil, Russia, India and China (“BRIC”). During the fiscal year ended June 30, 2014, sales increased in these emerging markets to $721.8 million, an increase of $172.1 million, or 31.3 percent, over the prior fiscal year.

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

At June 30, 2014 and 2013 our inventory reserves were $87.7 million and $65.5 million, respectively. The primary reason for the increase in our inventory reserves is due to our acquisitions of Martin Professional A/S (“Martin”), AMX LLC and AMX Holding Corporation (collectively “AMX”) and Verto Medical Solutions, LLC, d/b/a yurbuds and its wholly-owned subsidiary (“yurbuds”) and foreign currency translation. Refer to Note 4—Inventories in the Notes to the Consolidated Financial Statements for more information.

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

In evaluating goodwill for impairment, we may first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then no further testing of the goodwill assigned to the reporting unit is required. However, if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized, if any. In fiscal years 2014 and 2013, we did not elect to first assess the qualitative factors in evaluating our goodwill for impairment; therefore, we proceeded with our quantitative goodwill impairment test.

The first step compares the fair value of each reporting unit to its carrying value, with fair value of each reporting unit determined using established valuation techniques, specifically the market and income approaches. If the results of the first step indicate that the fair value of a reporting unit is less than its carrying value, the second step of this test is conducted wherein the amount of any impairment is determined by comparing the implied fair value of goodwill in a reporting unit to the recorded amount of goodwill for that reporting unit. The implied fair value of goodwill is calculated as the excess of fair value of the reporting unit over the amounts assigned to its assets and liabilities. Should the fair values of the goodwill so calculated be less than the carrying value, an impairment is recognized. We did not record any impairment charges for goodwill in fiscal years 2014, 2013 and 2012.

Other Intangible Assets

Other intangible assets primarily consist of customer relationships, tradenames, non-compete agreements, technology, patents and software and are amortized over periods ranging from less than one year to 17 years and are included in Other assets in our Consolidated Financial Statements. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. We believe that the straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained annually by our Company. We also have indefinite-lived intangible assets of $80.1 million, primarily consisting of tradenames, which we assess for potential impairments annually, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. We did not record any impairment charges for other intangible assets in fiscal years 2014, 2013 and 2012. Refer to Note 8—Goodwill and Intangible Assets, Net in the Notes to the Consolidated Financial Statements for more information.

Impairment of Long-Lived Assets

We review the recoverability of our long-lived assets, including buildings, equipment and other definite-lived intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. We will continue to monitor the need for impairment tests, which could result in additional impairment charges. We recognized $0.7 million, $0.7 million and $0.6 million in impairment charges related to facilities that were held-for-sale in the fiscal years ended June 30, 2014, 2013 and 2012 respectively.

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

Accrued Warranties

We warrant our products to be free from defects in materials and workmanship for periods ranging from six months to six years from the date of purchase, depending on the business segment and product. Our dealers and warranty service providers normally perform warranty service in field locations and regional service centers, using parts and replacement finished goods we supply on an exchange basis. Our dealers and warranty service providers also install updates we provide to correct defects covered by our warranties. Estimated warranty liabilities are based upon past experience with similar types of products, the technological complexity of certain products, replacement cost and other factors. If estimates of warranty provisions are no longer adequate based on our analysis of current activity, incremental provisions are recorded as warranty expense in our Consolidated Statement of Income. We take these factors into consideration when assessing the adequacy of our warranty provision for periods still open to claim. Refer to Note 6—Accrued Warranties in the Notes to the Consolidated Financial Statements for more information.

Income Taxes and Tax Valuation Allowances

We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in our Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards. We evaluate all available positive and negative evidence in each tax jurisdiction regarding the recoverability of any asset recorded in our Consolidated Balance Sheets and provide valuation allowances to reduce our deferred tax assets to an amount we believe is more likely than not to be realized. We regularly review our deferred tax assets for recoverability considering historical profitability, our ability to project future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. If we continue to operate at a loss in certain jurisdictions or are unable to generate sufficient future taxable income within the defined lives of such assets, we could be required to increase our valuation allowance against all or a significant portion of our deferred tax assets. This increase in valuation allowance could result in substantial increases in our effective tax rate and could have a material adverse impact on our operating results. Conversely, if and when our operations in some jurisdictions become sufficiently profitable before what we have estimated in our current forecasts, we would be required to reduce all or a portion of our current valuation allowance and such reversal would result in an increase in our earnings in such period. Adjustments to our valuation allowance, through charges to income tax (benefit) expense, were $(1.3) million, $2.9 million and $(124.2) million for the fiscal years ending June 30, 2014, 2013 and 2012, respectively. Refer to Note 13—Income Taxes in the Notes to the Consolidated Financial Statements for more information.

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

Severance and Exit Costs

We recognize liabilities for severance and exit costs based upon the nature of the liability incurred. For involuntary separation programs that are conducted according to the guidelines of our written involuntary separation plan or according to the provisions of collective bargaining agreements or statutes, we recognize the liability when it is probable and reasonably estimable. For one-time termination benefits, such as additional severance pay, and other exit costs, such as lease and other contract termination costs, the liability is measured and originally recognized at fair value in the period in which the liability is incurred, with subsequent changes recognized in earnings in the period of change. Refer to Note 16—Restructuring in the Notes to the Consolidated Financial Statements for more information.

Share-Based Compensation

Share-based compensation expense is recognized based on the estimated fair value of stock options and similar equity instruments awarded to employees. Refer to Note 14—Shareholders’ Equity and Share-Based Compensation in the Notes to the Consolidated Financial Statements for more information.

Results of Operations

Net Sales

Fiscal year 2014 net sales were $5.348 billion compared to $4.298 billion, an increase of 24.4 percent or an increase of 22.0 percent excluding foreign currency translation. Net sales increased in all of our segments. The increase was primarily due to new scalable infotainment business, the acquisition of Martin, higher automotive production volumes and take rates, a large order from a mobile telecommunications customer, accelerated sales of new products launched earlier in the year in the home and multimedia business, improved economic conditions in Europe and favorable foreign currency translation of $84.5 million. Refer to Note 2—Acquisitions in the Notes to the Consolidated Financial Statements for more information on the acquisition of Martin.

Fiscal year 2013 net sales were $4.298 billion compared to $4.364 billion, a decrease of 1.5 percent or an increase of 0.6 percent excluding foreign currency translation. Net sales decreased in our Infotainment segment and increased in our Lifestyle and Professional segments. The decrease in our Infotainment segment was primarily due to the recession in Europe which significantly impacted automotive production. In addition, prior year sales were exceptionally robust due to the inability of a competitor to supply its customers as a result of the Japanese earthquake and tsunami in fiscal year 2011. The increase in our Lifestyle segment was due to sales growth in home and multimedia products, partially offset by lower automotive audio sales due to the recession in Europe and lower surcharges to certain automotive audio customers to recover increased costs of rare earth minerals. The increase in our Professional segment was primarily due to the acquisition of Martin in February 2013, partially offset by the recession in Europe and delays in capital projects in the U.S. and China. Refer to Note 2—Acquisitions in the Notes to the Consolidated Financial Statements for more information on the acquisition of Martin. Foreign currency translation had an unfavorable impact of $92.8 million when compared to the prior fiscal year.

A summary of our net sales, by business segment, is presented below:

	Year Ended June 30,
	2014	Percentage	2013	Percentage	2012	Percentage
Infotainment	$2,838,904	53.1%	$2,283,247	53.1%	$2,401,562	55.0%
Lifestyle	1,656,094	31.0%	1,338,355	31.1%	1,330,798	30.5%
Professional	853,144	15.9%	672,805	15.7%	630,731	14.5%
Other	341	0.0%	3,435	0.1%	987	0.0%

Total	$5,348,483	100.0%	$4,297,842	100.0%	$4,364,078	100.0%

Infotainment—Infotainment net sales increased $555.7 million, or 24.3 percent, in fiscal year 2014 compared to the prior fiscal year, and increased 20.5 percent excluding foreign currency translation. The increase in net sales was driven by higher automotive production volumes, increases in new scalable infotainment systems and higher take rates, the expansion of recent production launches across car lines, improved economic conditions in Europe and favorable foreign currency translation of $73.6 million.

Infotainment net sales decreased $118.3 million, or 4.9 percent, in fiscal year 2013 compared to the prior fiscal year, and decreased 2.5 percent excluding foreign currency translation. The decrease in net sales was primarily the result of lower European automotive production due to lower demand in Western Europe, including Germany, and unfavorable foreign currency translation of $60.2 million. In addition, prior year sales were exceptionally robust due to the inability of a competitor to supply its customers as a result of the Japanese earthquake and tsunami in fiscal year 2011.

Lifestyle—Lifestyle net sales increased $317.7 million, or 23.7 percent, in fiscal year 2014 compared to the prior fiscal year, and increased 22.4 percent excluding foreign currency translation. The increase in net sales was driven by accelerated sales of new products launched earlier in the year in the home and multimedia business, higher automotive audio sales as a result of higher automotive production volumes and increased take rates, a large order from a mobile telecommunications customer, improved economic conditions in Europe and favorable foreign currency translation of $14.5 million.

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

Professional—Professional net sales increased $180.3 million, or 26.8 percent, in fiscal year 2014 compared to the prior fiscal year, and increased 27.5 percent excluding foreign currency translation. The increase in net sales was driven by the Martin acquisition, increased demand for audio products, improved economic conditions in Europe, partially offset by unfavorable foreign currency translation of $3.5 million.

Professional net sales increased $42.1 million, or 6.7 percent, in fiscal year 2013 compared to the prior fiscal year, and increased 8.0 percent excluding foreign currency translation. The increase in net sales was primarily due to $55.9 million of sales from the acquisition of Martin in February 2013, partially offset by delays in capital projects in the U.S. and China, the recession in Europe and unfavorable foreign currency translation of $7.6 million.

Gross Profit

Gross profit as a percentage of net sales increased 1.5 percentage points to 27.2 percent in fiscal year 2014 compared to the prior fiscal year. Gross profit as a percentage of net sales increased in all of our segments. The increase in gross profit as a percentage of net sales in our Infotainment and Lifestyle segments was primarily due to improved leverage of fixed costs over a higher net sales base, lower costs due to productivity initiatives and footprint migration initiatives and an increased mix of scalable infotainment systems. The increase in gross profit as a percentage of net sales in our Lifestyle and Professional segments was due to a decrease in duties, fees and interest related to compliance with U.S. Customs and Border Protection regulations. Refer to Note 19—Commitments and Contingencies in the Notes to the Consolidated Financial Statements for more information. These increases in our Lifestyle segment were partially offset by unfavorable product mix due to a higher proportion of net sales coming from home and multimedia sales.

Gross profit as a percentage of net sales decreased 1.4 percentage points to 25.7 percent in fiscal year 2013 compared to the prior fiscal year. The decrease in overall gross profit as a percentage of net sales was primarily in our Infotainment segment, due to reduced leverage of fixed costs on lower sales and unfavorable product mix related to the higher margin competitive substitution business related to the Japanese earthquake and tsunami recognized in the prior year and in our Lifestyle and Professional segments due to an increase in duties, fees and interest related to compliance with U.S. Customs and Border Protection regulations, partially offset by improved mitigation of rare earth mineral cost impacts and productivity gains.

A summary of our gross profit by business segment is presented below:

	Year Ended June 30,
	2014	Percentage of Net Sales	2013	Percentage of Net Sales	2012	Percentage of Net Sales
Infotainment	$634,959	22.4%	$481,960	21.1%	$557,349	23.2%
Lifestyle	498,277	30.1%	371,006	27.7%	393,268	29.6%
Professional	323,089	37.9%	249,799	37.1%	231,822	36.8%
Other	342	*	1,355	*	1,707	*

Total	$1,456,667	27.2%	$1,104,120	25.7%	$1,184,146	27.1%

*	Not meaningful.

Infotainment—Gross profit as a percentage of net sales increased 1.3 percentage points to 22.4 percent in fiscal year 2014 compared to the prior fiscal year. The increase in gross profit as a percentage of net sales was primarily due to improved leverage of fixed costs over a higher net sales base, lower costs due to productivity and footprint migration initiatives and an increased mix of scalable infotainment systems.

Gross profit as a percentage of net sales decreased 2.1 percentage points to 21.1 percent in fiscal year 2013 compared to the prior fiscal year. The decrease in gross profit as a percentage of net sales was primarily due to reduced leverage of fixed costs on lower sales, unfavorable product mix, such as the higher margin competitive substitution business recognized in the prior year, and higher warranty expense.

Lifestyle—Gross profit as a percentage of net sales increased 2.4 percentage points to 30.1 percent in fiscal year 2014 compared to the prior fiscal year. The increase in gross profit as a percentage of net sales was due to improved leverage of fixed costs over a higher net sales base, lower costs due to productivity and footprint migration initiatives and a decrease in duties, fees and interest related to compliance with U.S. Customs and Border Protection regulations, partially offset by unfavorable product mix due to a higher proportion of net sales coming from home and multimedia sales versus the higher margin automotive audio business.

Gross profit as a percentage of net sales decreased 1.9 percentage points to 27.7 percent in fiscal year 2013 compared to the prior fiscal year. The decrease in gross profit as a percentage of net sales was due to an increase in duties, fees and interest related to compliance with U.S. Customs and Border Protection regulations and product mix, partially offset by improved mitigation of rare earth mineral cost impacts.

Professional—Gross profit as a percentage of net sales increased 0.8 percentage points to 37.9 percent in fiscal year 2014 compared to the prior fiscal year. The increase in gross profit as a percentage of net sales was primarily due to favorable product mix, lower restructuring expenses, lower manufacturing expenses resulting from cost saving initiatives and a decrease in duties, fees and interest related to compliance with U.S. Customs and Border Protection regulations.

Gross profit as a percentage of net sales increased 0.3 percentage points to 37.1 percent in fiscal year 2013 compared to the prior fiscal year. The increase in gross profit as a percentage of net sales was primarily due to profitability of new product introductions, improved mitigation of rare earth neodymium magnet costs, a key component in speakers and productivity gains, partially offset by an increase in duties, fees and interest related to compliance with U.S. Customs and Border Protection regulations and higher restructuring expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $1.127 billion in fiscal year 2014 compared to $902.9 million in the prior fiscal year, an increase of $224.1 million. As a percentage of net sales, SG&A increased 0.1 percentage points in fiscal year 2014 compared to the prior fiscal year. The increase in SG&A was primarily in support of increased net sales, a reduction of $22.1 million in contingent consideration in the prior year related to the acquisition of MWM Acoustics, LLC (“MWM”), higher marketing costs related to our brand-awareness campaign, higher amortization expense related to intangible assets acquired in recent acquisitions and unfavorable foreign currency translation of $15.5 million, partially offset by cost saving initiatives. RD&E increased $58.5 million to $343.8 million, or 6.4 percent of net sales in fiscal year 2014, compared to $285.3 million, or 6.6 percent of net sales in the prior fiscal year, primarily due to lower customer reimbursements, higher gross spending and unfavorable foreign currency translation of $7.5 million.

SG&A were $902.9 million in fiscal year 2013 compared to $883.9 million in the prior fiscal year, an increase of $19.0 million. As a percentage of net sales, SG&A increased 0.7 percentage points in fiscal year 2013 compared to the prior fiscal year. The increase in SG&A was primarily due to higher restructuring expenses of $69.4 million, higher expenses related to the acquisition of Martin and higher corporate marketing expenses, partially offset by lower RD&E, favorable foreign currency translation of $17.5 million and a $22.1 million reduction in our contingent consideration liability related to the acquisition of MWM. RD&E decreased $46.6 million to $285.3 million, or 6.6 percent of net sales in fiscal year 2013, compared to $331.9 million, or 7.6 percent of net sales in the prior fiscal year, primarily due to higher customer reimbursements and favorable foreign currency translation of $8.0 million, partially offset by higher gross spending.

We continued to incur costs relating to our restructuring programs, which were designed to address our global footprint, cost structure, technology portfolio, human resources and internal processes. We recorded restructuring charges in SG&A of $76.4 million, $75.2 million and $6.0 million in fiscal years 2014, 2013 and 2012, respectively. Restructuring is further described under the caption “Restructuring” later in this discussion.

A summary of our SG&A by business segment is presented below:

	Year Ended June 30,
	2014	Percentage of Net Sales	2013	Percentage of Net Sales	2012	Percentage of Net Sales
Infotainment	$439,556	15.5%	$391,161	17.1%	$376,820	15.7%
Lifestyle	327,759	19.8%	233,529	17.4%	241,778	18.2%
Professional	209,032	24.5%	163,990	24.4%	158,825	25.2%
Other	150,593	*	114,189	*	106,477	*

Total	$1,126,940	21.1%	$902,869	21.0%	$883,900	20.3%

*	Not meaningful.

Infotainment—SG&A increased $48.4 million to $439.6 million in fiscal year 2014 compared to the prior fiscal year. The increase in SG&A was primarily in support of increased net sales, higher RD&E, higher amortization expense and unfavorable foreign currency translation of $12.4 million. As a percentage of net sales, SG&A decreased 1.6 percentage points to 15.5 percent in fiscal year 2014 compared to the prior fiscal year. RD&E increased $43.2 million to $228.1 million, or 8.0 percent of net sales in fiscal year 2014, compared to $184.9 million, or 8.1 percent of net sales in the prior fiscal year, primarily due to higher gross spending, lower customer reimbursements, and unfavorable foreign currency translation of $6.0 million.

SG&A increased $14.4 million to $391.2 million in fiscal year 2013 compared to the prior fiscal year. The increase in SG&A was primarily due to an increase of $61.6 million of restructuring expenses and an overall increase in other general and administrative expenses, partially offset by lower RD&E and favorable foreign currency translation of $10.9 million. As a percentage of net sales, SG&A increased 1.4 percentage points to 17.1 percent in fiscal year 2013 compared to the prior fiscal year. RD&E decreased $46.1 million to $184.9 million, or 8.1 percent of net sales in fiscal year 2013, compared to $231.0 million, or 9.6 percent of net sales in the prior fiscal year, primarily due to higher customer reimbursements and favorable foreign currency translation of $7.0 million, partially offset by higher gross spending of $13.7 million.

Lifestyle—SG&A increased $94.2 million to $327.8 million in fiscal year 2014, compared to the prior fiscal year. The increase in SG&A was primarily in support of increased net sales, a reduction of $22.1 million in contingent consideration in the prior year related to the acquisition of MWM, higher marketing costs related to our brand-awareness campaign and unfavorable foreign currency translation of $2.8 million, partially offset by lower restructuring costs. As a percentage of net sales, SG&A increased 2.4 percentage points to 19.8 percent in fiscal year 2014 compared to the prior fiscal year. RD&E increased $5.7 million to $65.4 million, or 3.9 percent of net sales in fiscal year 2014 compared to $59.7 million, or 4.5 percent of net sales in the prior fiscal year, primarily due to higher gross spending to support new product introductions.

SG&A decreased $8.2 million to $233.5 million in fiscal year 2013, compared to the prior fiscal year, primarily due to a $22.1 million reduction in our contingent consideration liability related to the acquisition of MWM and favorable foreign currency translation of $4.7 million, partially offset by higher selling expenses, higher restructuring expenses of $16.0 million and the non-recurring $4.0 million Japanese earthquake and tsunami related business interruption insurance settlement received in the prior year. As a percentage of net sales, SG&A decreased 0.8 percentage points to 17.4 percent in fiscal year 2013 compared to the prior fiscal year. RD&E increased $0.3 million to $59.7 million, or 4.5 percent of net sales in fiscal year 2013 compared to $59.4 million, or 4.5 percent of net sales in the prior fiscal year.

Professional—SG&A increased $45.0 million to $209.0 million in fiscal year 2014, compared to the prior fiscal year. The increase in SG&A was primarily due to the inclusion of Martin in fiscal year 2014 and higher amortization expense related to intangible assets acquired in the Martin, Duran Audio BV (“Duran”) and AMX acquisitions. As a percentage of net sales, SG&A increased 0.1 percentage point to 27.5 percent in fiscal year 2014 compared to the prior fiscal year. RD&E increased $6.4 million to $38.0 million, or 4.5 percent of net sales in fiscal year 2014 compared to $31.6 million, or 4.7 percent of net sales in the prior fiscal year, primarily due to the inclusion of Martin and Duran and unfavorable foreign currency of $0.8 million.

SG&A increased $5.2 million to $164.0 million in fiscal year 2013, compared to the prior fiscal year, primarily due to higher expenses related to the acquisition of Martin of $18.2 million, partially offset by lower restructuring expenses of $8.4 million and favorable foreign currency translation of $1.8 million. As a percentage of net sales, SG&A decreased 0.8 percentage points to 24.4 percent in fiscal year 2013 compared to the prior fiscal year. RD&E decreased $0.8 million to $31.6 million, or 4.7 percent of net sales in fiscal year 2013 compared to $32.4 million, or 5.1 percent of net sales in the prior fiscal year, primarily due to productivity improvements.

Other—Other SG&A primarily includes compensation, benefit and occupancy costs for our corporate employees and expenses associated with new technology innovation and our corporate brand identity campaign. Other SG&A increased $36.4 million to $150.6 million in fiscal year 2014 compared to the prior fiscal year, primarily due to higher marketing expenses related to our global brand awareness campaign, increased stock compensation expense, higher RD&E and higher incentive expense for bonuses.

Other SG&A increased $7.7 million to $114.2 million in fiscal year 2013 compared to the prior fiscal year, primarily due to higher marketing expenses related to our global brand awareness campaign, partially offset by lower incentive expense for bonuses.

Restructuring

Our restructuring program that is designed to improve our global footprint, cost structure, technology portfolio, human resources and internal processes continues. During fiscal years 2014, 2013 and 2012, we continued to refine existing programs and launched significant new programs focused on achieving further productivity improvements to: (i) optimize certain research and development and supply chain functions; (ii) outsource certain manufacturing capabilities; (iii) divest or sublease facilities no longer needed to support current operations and (iv) relocate certain functions to best cost countries.

A summary and components of our restructuring initiatives are presented below and include accruals for new programs as well as revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Severance Related Costs	Third Party Contractor Termination Costs	Facility Closure and Other Related Costs(3)	Asset Impairments(1)	Total
Liability, June 30, 2011	$31,762	$0	$7,860	$0	$39,622
Expense(2)	(1,008)	315	7,146	2,696	9,149
Accumulated depreciation offset	0	0	0	(2,696)	(2,696)
Payments	(8,434)	(298)	(4,169)	0	(12,901)
Foreign currency translation	(2,382)	0	2	0	(2,380)

Liability, June 30, 2012	$19,938	$17	$10,839	$0	$30,794

Expense(2)	21,297	1,076	55,405	5,337	83,115
Accumulated depreciation offset	0	0	0	(5,337)	(5,337)
Payments	(18,151)	(72)	(38,939)	0	(57,162)
Reclassified Liabilities(3)	0	0	6,889	0	6,889
Foreign currency translation	479	(7)	(346)	0	126

Liability, June 30, 2013	$23,563	$1,014	$33,848	$0	$58,425

Expense(2)	65,870	5,793	5,581	6,959	84,203
Accumulated depreciation offset	0	0	0	(6,959)	(6,959)
Payments	(36,699)	(6,856)	(10,522)	0	(54,077)
Foreign currency translation	1,423	49	1,355	0	2,827

Liability, June 30, 2014	$54,157	$0	$30,262	$0	$84,419

(1)	Credits related to restructuring charges for accelerated depreciation and inventory provisions are recorded against the related assets in Property, plant & equipment, net or Inventories in our Consolidated Balance Sheets and do not impact the restructuring liability.
(2)	Restructuring expenses noted above are primarily in SG&A in our Consolidated Statements of Income. Asset impairments, which consist of accelerated depreciation and inventory provisions, are primarily in Cost of sales in our Consolidated Statements of Income.
(3)	Certain contractual indemnification payments resulting from the transfer of a manufacturing facility to a third party were recorded as restructuring expenses in fiscal year 2013 and are classified within Facility Closure and Other Related Costs. Certain pre-existing liabilities related to this transferred facility were offset and reduced the restructuring expenses recorded as part of this transaction. These offsets are shown as Reclassified liabilities as noted above. See Note 3—Transfer of Ownership of Manufacturing Facility for more information.

Restructuring liabilities are recorded in Accrued liabilities and Other non-current liabilities in our Consolidated Balance Sheets.

Restructuring expenses by reporting business segment are presented below:

	Year Ended June 30,
	2014	2013	2012
Infotainment	$47,147	$58,878	$(1,458)
Lifestyle	23,645	16,260	169
Professional	6,335	2,640	8,459
Other	117	0	(717)

Total	77,244	77,778	6,453
Asset impairments	6,959	5,337	2,696

Total	$84,203	$83,115	$9,149

Goodwill

In September 2011, we adopted Accounting Standards Update (“ASU”) 2011-08, under which an entity may first assess qualitative factors in determining whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Adoption of this guidance had no impact on our financial condition or results of operations as no events came to our attention indicating that the fair values of our reporting units might be less than their carrying values. In fiscal years 2014 and 2013, we did not elect to first assess the qualitative factors in evaluating our goodwill for impairment; therefore, we proceeded with our quantitative goodwill impairment test.

We test for impairment at the reporting unit level on an annual basis as of April 30th of every year and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Refer to Note 1—Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements for more information on how we test goodwill for impairment. The annual goodwill impairment tests conducted as of April 30, 2014 and 2013 indicated that the fair value of each reporting unit was substantially in excess of its carrying value and, as such, no impairments were deemed to exist. Our accumulated amount of goodwill impairment recorded in prior fiscal years is $330.0 million.

Goodwill was $541.0 million at June 30, 2014 compared with $234.3 million at June 30, 2013. The increase in goodwill in the fiscal year ended June 30, 2014 versus the prior fiscal year was primarily related to goodwill associated with the following: $244.3 million in conjunction with the acquisition of AMX, $30.1 million in conjunction with the acquisition of yurbuds, $15.1 million in connection with the acquisition of Duran, $8.1 million with regard to innovative Systems GmbH (“IS”), $4.9 million in connection with the acquisition of Martin and $0.1 million in connection with the acquisition of iOnRoad Technologies Ltd. (“iOnRoad”).

Goodwill was $234.3 million at June 30, 2013 compared with $180.8 million at June 30, 2012. The increase in goodwill in the fiscal year ended June 30, 2013 versus the prior fiscal year was primarily related to goodwill associated with the following: $56.7 million in connection with the acquisition of Martin, $2.0 million in connection with the acquisition of iOnRoad and $0.6 million in connection with the acquisition of Interchain Solution Private Limited offset to a certain extent by foreign currency translation.

The contingent purchase price associated with the acquisition of IS is calculated pursuant to the terms of an agreement between the parties. Certain terms of the agreement are currently subject to a dispute between the parties and the matter has been submitted to arbitration. On November 5, 2013, the arbitration panel reached a partial judgment on some of the disputed matters covering the period from February 2009 through January 2012 awarding €16.3 million to the IS sellers. We contested the enforcement of the partial award. In July 2014, the partial award was upheld. During the fiscal year ended June 30, 2014, we recorded approximately $8.1 million of additional contingent purchase price to accrue for this partial award. Until such time as the other disputed matters are resolved, we cannot calculate the contingent purchase price related to these other disputed matters.

The changes in the carrying amount of goodwill by business segment for the fiscal years ended June 30, 2014 and 2013 were as follows:

	Infotainment	Lifestyle	Professional	Total
Balance, June 30, 2012	$5,856	$109,945	$65,010	$180,811
Acquisitions and adjustments(1)	2,618	12	56,650	59,280
Other adjustments(2)	102	(2,519)	(3,332)	(5,749)

Balance, June 30, 2013	$8,576	$107,438	$118,328	$234,342
Acquisitions and adjustments(1)	143	30,118	264,308	294,569
Contingent purchase price consideration associated with the acquisition of IS	8,052	0	0	8,052
Other adjustments(2)	309	394	3,286	3,989

Balance, June 30, 2014	$17,080	$137,950	$385,922	$540,952

(1)	Refer to Note 2—Acquisitions in the Notes to the Consolidated Financial Statements for more information.
(2)	The other adjustments to goodwill primarily consist of foreign currency translation adjustments.

Operating Income

Fiscal year 2014 operating income was $329.7 million, or 6.2 percent of net sales. This represents an increase of 1.5 percentage points compared to the prior fiscal year. The increase in operating income was primarily due to higher gross profit due to increased net sales in fiscal year 2014, partially offset by higher SG&A in support of increased net sales and the inclusion of Martin and Duran, a reduction of $22.1 million in contingent consideration in the prior year related to the acquisition of MWM and higher marketing costs related to our brand-awareness campaign.

Fiscal year 2013 operating income was $201.3 million, or 4.7 percent of net sales. This represents a decrease of 2.2 percentage points compared to the prior fiscal year. The decrease in operating income was primarily due to lower net sales and gross profit, higher restructuring charges of $74.0 million, and an increase in duties, fees and interest related to compliance with U.S. Customs and Border Protection partially offset by a $22.1 million reduction in our contingent consideration related to the acquisition of MWM compared to the prior fiscal year.

A summary of our operating income (loss) by business segment is presented below:

	Year Ended June 30,
	2014	Percentage of Net Sales	2013	Percentage of Net Sales	2012	Percentage of Net Sales
Infotainment	$195,403	6.9%	$90,799	4.0%	$180,529	7.5%
Lifestyle	170,517	10.3%	137,477	10.3%	151,490	11.4%
Professional	114,057	13.4%	85,810	12.8%	72,997	11.6%
Other	(150,250)	*	(112,835)	*	(104,770)	*

Total	$329,727	6.2%	$201,251	4.7%	$300,246	6.9%

*	Not meaningful.

Interest Expense, Net

Interest expense is reported net of interest income in our Consolidated Statements of Income. Interest expense, net was $8.0 million, $12.9 million and $20.1 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively. Gross interest expense was $10.1 million, $15.3 million and $27.0 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively. The non-cash portion of interest expense was $2.2 million, $8.5 million and $19.1 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively. The cash portion of gross interest expense was $7.9 million, $6.8 million and $7.9 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively. Interest income was $2.1 million, $2.4 million and $6.9 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

Non-cash interest expense for the fiscal year ended June 30, 2014 relates to the amortization of debt issuance costs on the Multi-Currency Credit Agreement entered into on October 10, 2012, (the “New Credit Agreement”). Non-cash interest expense for the fiscal year ended June 30, 2013 relates to the amortization of debt issuance costs on the New Credit Agreement, amortization of the debt discount and debt issuance costs on the $400.0 million of 1.25 percent convertible senior notes entered into on October 15, 2012 (the “Convertible Senior Notes”) and amortization of debt issuance costs on the Multi-Currency Credit Agreement, entered into on December 1, 2010, as amended on December 15, 2011 and July 2, 2012 (the “Credit Agreement”). Non-cash interest expense for the fiscal year ended June 30, 2012 relates to amortization of the debt discount and debt issuance costs on the Convertible Senior Notes and amortization of debt issuance costs on the Credit Agreement.

Cash interest expense in the fiscal year ended June 30, 2014 primarily relates to interest on the New Credit Agreement and our short-term borrowings. Cash interest expense in the fiscal year ended June 30, 2013 primarily relates to interest on the New Credit Agreement, the Convertible Senior Notes, the Credit Agreement and our short-term borrowings. Cash interest expense in the fiscal year ended June 30, 2012 primarily relates to interest on the Convertible Senior Notes, the Credit Agreement and our short-term borrowings.

Interest income primarily relates to interest earned on our cash and cash equivalents, short-term investment balances and the variances from year to year are due to fluctuations in those balances and changes in interest rates.

The decrease in interest expense, net in fiscal year 2014 compared with the prior fiscal year and in fiscal year 2013 compared with the prior fiscal year is primarily due to lower non-cash interest expense.

Foreign Exchange Losses, Net

Foreign currency exchange gains and losses resulting from the remeasurement of certain foreign currency denominated monetary assets and liabilities are included in Foreign exchange losses, net in our Consolidated Statements of Income. Effective July 1, 2011, we changed the functional currency of two of our foreign subsidiaries to the U.S. Dollar to reflect a change in the currency in which such subsidiaries primarily generate and expend cash. In addition, we recognized approximately $1.4 million as Foreign exchange losses, net in our Consolidated Statements of Income in fiscal year 2012, due to the revaluation of certain derivative instruments held at these subsidiaries because we did not meet the requisite documentation requirements to attain hedge accounting treatment. As of January 1, 2012, the documentation was amended to achieve hedge accounting treatment going forward. During the fiscal year ended June 30, 2014, we changed our election to now include forward points in our effectiveness assessment. Prior to this change, the changes in fair value for these contracts were calculated on a spot to spot rate basis and forward points were included in Foreign exchange losses, net in our Consolidated Statements of Income. Effective September 30, 2013, the changes in fair value for these contracts are calculated on a forward to forward rate basis. These changes in fair value are reported in Accumulated other comprehensive income and are reclassified to either Cost of sales or SG&A, depending on the nature of the underlying asset or liability that is being hedged, in our Consolidated Statements of Income, in the period or periods during which the underlying transaction occurs. Refer to Note 10—Derivatives in the Notes to the Consolidated Financial Statements for more information.

Miscellaneous, Net

We recorded miscellaneous expenses, net, of $8.4 million, $11.8 million and $5.8 million in fiscal years 2014, 2013 and 2012, respectively. Miscellaneous, net primarily consisted of bank charges and $2.1 million of interest expense related to a disputed claim in fiscal year 2014. Miscellaneous, net primarily consisted of a loss on available-for-sale securities and bank charges in fiscal year 2013. Miscellaneous, net primarily consisted of bank charges in fiscal year 2012. Bank charges were $6.2 million, $5.1 million and $5.7 million in fiscal years 2014, 2013 and 2012, respectively.

Income Taxes

Our fiscal year 2014, 2013 and 2012 effective tax rates were an expense of 23.6 percent and 18.2 percent and a benefit of 26.2 percent, respectively. The effective tax rate was lower than the U.S. Federal statutory rate of 35 percent due to income mix, U.S. federal income tax credits and rate differentials between the U.S. and foreign jurisdictions. In addition, the fiscal year 2012 tax benefit was primarily due to the reversal of a portion of the U.S. valuation allowance. Refer to Note 13 – Income Taxes in the Notes to the Consolidated Financial Statements for more information.

Liquidity and Capital Resources

We primarily finance our working capital requirements through cash generated by operations, borrowings under the New Credit Agreement and trade credit. Cash and cash equivalents were $581.3 million at June 30, 2014 compared to $454.3 million at June 30, 2013. During the fiscal year ended June 30, 2014, our cash and cash equivalents balance increased $127.0 million. The increase in cash was driven by cash provided by operating activities, largely driven by net income and $300.0 million of borrowings under our revolving credit facility (the “New Revolving Credit Facility”), partially offset by acquisitions of $423.0 million, net of cash received, capital expenditures, repurchases of common stock, dividends to shareholders, the funding of the irrevocable trust related to our Supplemental Executive Retirement Plan (“SERP”) and the repayment of $30.0 million of debt under our term loan facility. Refer to Note 17—Retirement Benefits in the Notes to the Consolidated Financial Statements for more information related to the SERP. We also used cash to make investments in our manufacturing facilities, fund product development and meet the working capital needs of our business segments.

We believe that our existing cash and cash equivalents of $581.3 million at June 30, 2014, together with our expected future operating cash flows, and our availability of $445.4 million under the New Credit Agreement, will be sufficient to cover our working capital needs, debt service, capital expenditures, including major investments related to manufacturing and research facilities in emerging markets, acquisitions, purchase commitments, restructuring projects and quarterly dividends for at least the next 12 months.

Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and maintain access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors beyond our control. We earn a significant amount of our operating income outside the U.S., the majority of which is deemed to be permanently reinvested in foreign jurisdictions. For at least the next 12 months, we have sufficient cash in the U.S., availability under our New Credit Agreement and forecasted domestic cash flow to sustain our operating activities and cash commitments for investing and financing activities, such as quarterly dividends and repayment of debt. In addition, we expect existing foreign cash and cash equivalents and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months. As of June 30, 2014, Cash and cash equivalents of $235.9 million, were held in the U.S. and Cash and cash equivalents of $345.4 million were held by us in foreign jurisdictions. As of June 30, 2013, Cash and cash equivalents and Short-term investments of $226.9 million and $10.0 million, respectively, were held by us in the U.S. and Cash and cash equivalents of $227.4 million were held by us in foreign jurisdictions. Below is a more detailed discussion of our cash flow activities during fiscal year 2014.

Operating Activities

For the fiscal year ended June 30, 2014, our net cash provided by operating activities was $592.1 million, compared to $42.1 million in the prior fiscal year. The increase in operating cash flows compared to the prior fiscal year was primarily due to lower payments for accounts payable and accrued liabilities and higher net income. At June 30, 2014, working capital, excluding cash, short-term investments, and short-term debt, was $431.3 million, compared with $582.2 million at June 30, 2013. The decrease was primarily due to higher accounts payable and accrued liabilities, partially offset by higher accounts receivable and inventory balances.

Investing Activities

Net cash used in investing activities was $612.1 million for the fiscal year ended June 30, 2014, compared to $10.7 million used in investing activities in the prior fiscal year. The increase in net cash used in investing activities compared to the prior fiscal year was primarily due to more acquisitions, higher capital expenditures and the funding of the irrevocable trust, as well as higher net maturities of short-term investments in the prior year. Capital expenditures for the year ended June 30, 2014 were $157.1 million, in support of new Infotainment and Lifestyle awards, compared to $101.7 million in the prior fiscal year. We expect that capital expenditures as a percentage of sales in fiscal year 2015 will remain in line with fiscal year 2014 levels.

Financing Activities

Net cash provided by financing activities was $136.6 million in the fiscal year ended June 30, 2014, compared to $203.4 million used in financing activities in the prior fiscal year. The increase in cash provided by financing activities was primarily due to lower repayments of long-term debt, partially offset by higher repurchases of common stock and higher dividends to shareholders.

Our total debt, including short-term borrowings, at June 30, 2014 was $558.8 million, primarily comprised of outstanding borrowings under the New Credit Agreement of $555.0 million. Also included in total debt at June 30, 2014 is short-term debt and long-term borrowings of $3.8 million.

Our total debt, including short-term borrowings, at June 30, 2013 was $289.9 million, primarily comprised of outstanding borrowings under the New Credit Agreement of $285.0 million. Also included in total debt at June 30, 2013 is short-term debt and long-term borrowings of $5.0 million.

New Credit Agreement

On October 10, 2012, we and our wholly-owned subsidiary Harman Holding GmbH & Co. KG (“Harman KG”), entered into the New Credit Agreement with a group of banks. The New Credit Agreement provides for (i) a five-year unsecured multi-currency revolving credit facility (the “New Revolving Credit Facility”) in the amount of $750.0 million (the “Aggregate Revolving Commitment”) with availability in currencies other than the United States Dollar of up to $550.0 million and (ii) a five-year unsecured United States Dollar term loan facility (the “Term Facility” and collectively with the New Revolving Credit Facility, the “Facilities”) in the amount of $300.0 million (the “Aggregate Term Commitment” and collectively with the Aggregate Revolving Commitment, the “Aggregate Commitment”). Up to $60.0 million of the Aggregate Revolving Commitment is available for letters of credit. Subject to certain conditions set forth in the New Credit Agreement, the Aggregate Commitment may be increased by up to $250.0 million. We may select interest rates for the Facilities equal to (i) LIBOR plus an applicable margin or (ii) a base rate plus an applicable margin, which in each case is determined based on our credit rating. We pay a facility fee on the Aggregate Revolving Commitment, whether drawn or undrawn, which is determined based on our credit rating. Any proceeds from borrowings under the Facilities may be used for general corporate purposes.

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

The New Credit Agreement also contains certain negative covenants that limit, among other things, our ability to pay dividends, permit certain of our subsidiaries to incur debt, incur liens, make fundamental changes, sell assets, undertake transactions with affiliates or undertake sale and leaseback transactions. The Facilities are subject to acceleration upon certain specified events of default, including failure to make timely payments, breaches of representations or covenants or a change of control, as such term is defined in the New Credit Agreement.

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

On October 10, 2012, we borrowed $300.0 million under the Term Facility to finance, in part, the repayment of all the outstanding $400.0 million principal amount of Convertible Senior Notes and accrued and unpaid interest thereon. See “Convertible Senior Notes” below for additional information. In June 2014, we borrowed $300.0 million under the New Revolving Credit Facility in order to finance the acquisition of AMX and yurbuds. Refer to Note 2—Acquisitions in the Notes to the Consolidated Financial Statements for more information.

At June 30, 2014, there was $300.0 million of outstanding borrowings and approximately $4.6 million of outstanding letters of credit under the New Revolving Credit Facility and $255.0 million of outstanding borrowings under the Term Facility, of which $35.6 million is included in our Consolidated Balance Sheet as Current portion of long-term debt and $219.4 million is classified as Long-term debt. At June 30, 2014, unused available credit under the New Revolving Credit Facility was $445.4 million. In connection with the New Credit Agreement, we incurred $6.1 million of fees and other expenses which are included within Other assets in our Consolidated Balance Sheet at June 30, 2014. These costs will be amortized over the term of the New Credit Agreement to Interest expense, net in our Consolidated Statements of Income on a straight-line basis. In addition, during the year ended June 30, 2013, we wrote off $1.1 million of debt issuance costs, to Interest expense, net, associated with the Credit Agreement, which represented the portion of these costs that were attributed to the Credit Agreement.

Convertible Senior Notes

On October 15, 2012, the maturity date for the $400.0 million of 1.25 percent convertible senior notes, due October 15, 2012, we repaid all of the outstanding $400.0 million principal amount of Convertible Senior Notes and accrued and unpaid interest thereon held by affiliates of Kohlberg Kravis Roberts & Co. and Goldman Sachs Capital Partners and other investors. The repayment of principal was funded by $300.0 million of borrowings under the Term Facility and $100.0 million of cash on hand.

At June 30, 2014, long-term debt maturing in each of the next five fiscal years and thereafter is as follows:

2015	$35,625
2016	43,157
2017	135,000
2018	341,250
2019	0
Thereafter	0

Total	$555,032

If we do not meet the forecast in our budgets, we could violate our debt covenants and, absent a waiver from our lenders or an amendment to the New Credit Agreement, we could be in default under the New Credit Agreement. As a result, our debt under the New Credit Agreement could become due, which would have a material adverse effect on our financial condition and results of operations. As of June 30, 2014, we were in compliance with all the financial covenants of the New Credit Agreement and we believe we will be in compliance for the next 12 months.

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

Dividends

On June 26, 2014, we announced that our annual cash dividend would increase by 10 percent in fiscal year 2015 to $1.32 per share. The dividends will be paid in quarterly increments of $0.33 per share, effective July 1, 2014. On August 7, 2014, we declared a cash dividend of $0.33 per share for the quarter ended June 30, 2014. The quarterly dividend will be paid on September 2, 2014 to each stockholder of record as of the close of business on August 18, 2014.

Off-Balance Sheet Arrangements

We utilize off-balance sheet arrangements in our operations when we enter into operating leases for land, buildings and equipment in the normal course of business, which are not included in our Consolidated Balance Sheets. In addition, we had outstanding letters of credit of $4.6 million and $6.8 million at June 30, 2014 and 2013, respectively, which were not included in our Consolidated Balance Sheets.

Contractual Obligations

We have obligations and commitments to make future payments under various agreements and for uncertain tax positions. The following table details our obligations by due date:

	Year Ending June 30,
	2015	2016	2017	2018	2019	Thereafter	Total
Short term borrowings(1)	$3,736	$0	$0	$0	$0	$0	$3,736
Long-term debt(1)	35,625	43,157	135,000	341,250	0	0	555,032
Firm commitments for capital expenditures	38,126	0	0	0	0	0	38,126
Purchase obligations(2)	249,906	0	0	0	0	0	249,906
Non-cancelable operating leases(3)	30,882	29,993	21,911	20,372	17,033	41,985	162,176
Pension obligations(4)	9,902	9,676	10,052	10,327	9,388	54,378	103,723
Uncertain tax positions(5)	44,209	0	0	0	0	0	44,209

Total contractual cash obligations	$412,386	$82,826	$166,963	$371,949	$26,421	$96,363	$1,156,908

(1)	Refer to Note 9—Debt in the Notes to the Consolidated Financial Statements for more information and for interest payments associated with our short-term borrowings, current portion of long-term debt and long-term debt.
(2)	Includes amounts committed under enforceable agreements for purchase of goods and services with defined terms as to quantity, price and timing of delivery.
(3)	Refer to Note 12—Leases in the Notes to the Consolidated Financial Statements for more information.
(4)	Refer to Note 17—Retirement Benefits in the Notes to the Consolidated Financial Statements for more information.
(5)	Refer to Note 13—Income Taxes in the Notes to the Consolidated Financial Statements. All uncertain tax positions are included in fiscal year 2015 as timing of such payments cannot be estimated.

Share Buyback Program

On October 26, 2011, our Board of Directors authorized the repurchase of up to $200 million of our common stock (the “Buyback Program”). The Buyback Program allowed us to purchase shares of our common stock in accordance with applicable securities laws on the open market, or through privately negotiated transactions. We entered into an agreement with an external broker that provided the structure under which the program was facilitated, which expired on October 25, 2012. The Buyback Program was set to expire on October 26, 2012, but on October 23, 2012 our Board of Directors approved an extension of the Buyback Program through October 25, 2013. On June 19, 2013 we entered into a new agreement with an external broker which expired on October 25, 2013 (the “10b5-1 Plan”). On June 26, 2013, our Board of Directors authorized the repurchase of up to an additional $200 million of our common stock (the “New Buyback Program”) which expired on June 26, 2014. On August 26, 2013 we amended the 10b5-1 Plan to incorporate both board authorizations up until each of their respective expiration dates (the “Amended 10b5-1 Plan”). The Amended 10b5-1 Plan expired on June 25, 2014. During the fiscal year ended June 30, 2014, we repurchased 1,327,693 shares at a cost of $90.8 million for a total cumulative buyback of 4,719,968 shares at a cost of $220.1 million under the Buyback Program and the New Buyback Program.

The Buyback Program and the New Buyback Program have expired and therefore no additional shares may be repurchased under such programs. We will determine the timing and the amount of any future buyback programs based on an evaluation of market conditions, share price and other factors.

Equity

Total equity at June 30, 2014 was $1.793 billion compared with $1.645 billion at June 30, 2013. The increase is primarily due to higher net income, favorable foreign currency translation and stock option exercises, partially offset by repurchases of common stock, dividends to shareholders and unrealized losses on hedging. There were 1,327,693 shares of our common stock repurchased during the fiscal year ended June 30, 2014 at a total cost of $90.8 million.

Total equity at June 30, 2013 was $1.645 billion compared with $1.529 billion at June 30, 2012. The increase is primarily due to higher net income. There were 145,866 shares of our common stock repurchased during the fiscal year ended June 30, 2013 at a total cost of $5.4 million.

Business Outlook

Our future outlook is largely dependent upon changes in global economic conditions, which are showing signs of stabilization. We see signs of increased consumer discretionary spending, the lifting of delays in capital expenditure projects and increased automotive production rates, which we expect will result in improved demand for our products. We believe that these stabilized economic conditions will remain in place for at least the next four quarters. We remain committed to our investment plans in the areas of RD&E and marketing. We also remain committed to pursuing incremental productivity and restructuring programs, which are expected to provide an accelerated rate of earnings growth in future years. Capital expenditures as a percentage of sales are expected to remain in line with fiscal year 2014 levels.

Recently Issued Accounting Standards

Revenue Recognition: In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The new guidance implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The new guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Early adoption is prohibited. We expect to adopt the provisions of this new guidance on July 1, 2017. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of the new provisions will have on our financial condition and results of operations.

Discontinued Operations: In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which changes the criteria for determining which disposals can be presented as discontinued operations and modifies disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held-for-sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. The standard states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. The new guidance also requires several new disclosures. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2014. Early adoption is permitted. We expect to adopt the provisions of this new guidance on July 1, 2015. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

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

We are required to include information about potential effects of changes in interest rates and currency exchange rates in our periodic reports filed with the United States Securities and Exchange Commission.

Interest Rate Sensitivity/Risk

At June 30, 2014, interest on approximately 99 percent of our borrowings was determined on a variable rate basis. The interest rates on the balance of our debt are subject to changes in U.S. and European short-term interest rates. To assess exposure to interest rate changes, we have performed a sensitivity analysis assuming a hypothetical 100 basis point increase or decrease in interest rates across all outstanding debt and investments. Our analysis indicates that the effect on fiscal year 2014 income before income taxes of such an increase and decrease in interest rates would be approximately $0.2 million.

Foreign Currency Risk

We maintain significant operations in Germany, Hungary, China, the Netherlands, Denmark, France, Brazil, the United Kingdom, Japan and Austria. As a result, we are subject to market risks arising from changes in these foreign currency exchange rates, principally the change in the value of the Euro versus the U.S. Dollar. Refer to Note 10—Derivatives in the Notes to the Consolidated Financial Statements for additional discussion on our financial risk management.

Our subsidiaries purchase products and raw materials and sell our products in various currencies. As a result, we may be exposed to cost changes relative to local currencies in these markets. To mitigate these transactional risks, we enter into foreign exchange contracts. Also, foreign currency positions are partially offsetting and are netted against one another to reduce exposure. We presently estimate the effect on projected fiscal year 2015 income before income taxes, based upon a recent estimate of foreign exchange transactional exposure, of a uniform strengthening or uniform weakening of the transaction currency rates of 10 percent, would be to increase or decrease income before income taxes by approximately $44.1 million. As of June 30, 2014, we had hedged a portion of our estimated foreign currency transactions using foreign exchange contracts, including forwards.

We presently estimate the effect on projected fiscal year 2015 income before income taxes, based upon a recent estimate of foreign exchange translation exposure (translating the operating performance of our foreign subsidiaries into U.S. Dollars), of a uniform strengthening or weakening of the U.S. Dollar by 10 percent, would be to increase or decrease income before income taxes by approximately $22.4 million.

Changes in currency exchange rates, principally the change in the value of the Euro compared to the U.S. dollar, have an impact on our reported results when the financial statements of foreign subsidiaries are translated into U.S. dollars. Over half our sales are denominated in Euros. The average exchange rate for the Euro versus the U.S. dollar for the fiscal year ended June 30, 2014 increased 4.9 percent from the prior fiscal year.

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

We assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, we used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework of 1992.” Our assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, overall control environment and information systems control environment. As a result of the acquisitions in June 2014 of AMX LLC and AMX Holding Corporation and certain assets and liabilities of Verto Medical Solutions, LLC d/b/a yurbuds and its wholly-owned subsidiary (collectively the “Acquired Businesses”), we have begun to integrate certain business processes and systems of the Acquired Businesses. In reliance on interpretive guidance issued by the Securities and Exchange Commission’s staff, management has chosen to exclude from its assessment of the effectiveness of our internal control over financial reporting as of June 30, 2014, the Acquired Businesses internal control over financial reporting associated with total assets representing three percent of consolidated assets, and total revenues representing less than one percent of consolidated revenues, included in our consolidated financial statements as of and for the year ended June 30, 2014. Based on our assessment, we have concluded that, as of June 30, 2014, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting, as of June 30, 2014, has been audited by KPMG LLP (“KPMG”), an independent registered public accounting firm. KPMG’s report on our internal control over financial reporting is included herein.

/S/ DINESH C. PALIWAL
Dinesh C. Paliwal Chairman, President and Chief Executive Officer

/S/ HERBERT K. PARKER
Herbert K. Parker Executive Vice President and Chief Financial Officer

August 7, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Harman International Industries, Incorporated:

We have audited Harman International Industries, Incorporated and subsidiaries’ (the “Company”) internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Harman International Industries, Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired AMX LLC and AMX Holding Corporation and certain assets and liabilities of Verto Medical Solutions, LLC d/b/a yurbuds and its wholly-owned subsidiary (collectively the “Acquired Businesses”) during the fiscal year ended June 30, 2014, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014, the Acquired Businesses’ internal control over financial reporting associated with total assets representing three percent of consolidated assets, and total revenues representing less than one percent of consolidated revenues, included in the consolidated financial statements of the Company as of and for the year ended June 30, 2014. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Acquired Businesses.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harman International Industries, Incorporated and subsidiaries as of June 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2014, and our report dated August 7, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Stamford, Connecticut
August 7, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Harman International Industries, Incorporated:

We have audited the accompanying consolidated balance sheets of Harman International Industries, Incorporated and subsidiaries (the “Company”) as of June 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2014. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule II – Valuation and Qualifying Accounts and Reserves for each of the years in the three-year period ended June 30, 2014. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harman International Industries, Incorporated and subsidiaries as of June 30, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Harman International Industries, Incorporated’s internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 7, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Stamford, Connecticut August 7, 2014

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
(in thousands)	2014	2013
Assets
Current assets
Cash and cash equivalents	$581,312	$454,258
Short-term investments	0	10,008
Receivables, net	894,579	722,711
Inventories	662,128	549,831
Other current assets	320,852	352,244

Total current assets	2,458,871	2,089,052
Property, plant and equipment, net	509,856	425,182
Goodwill	540,952	234,342
Deferred tax assets, long-term, net	170,558	260,749
Other assets	445,353	226,360

Total assets	$4,125,590	$3,235,685

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$35,625	$30,000
Short-term debt	3,736	4,930
Accounts payable	697,553	498,055
Accrued liabilities	566,722	402,704
Accrued warranties	155,472	128,411
Income taxes payable	26,544	13,414

Total current liabilities	1,485,652	1,077,514
Borrowings under revolving credit facility	300,000	0
Long-term debt	219,407	255,043
Pension liability	186,352	167,687
Other non-current liabilities	141,158	90,570

Total liabilities	2,332,569	1,590,814

Commitments and contingencies	—	—
Preferred stock	0	0
Common stock	984	970
Additional paid-in capital	1,040,254	971,748
Accumulated other comprehensive income	39,799	21,800
Retained earnings	1,979,234	1,827,267
Less: Common stock held in treasury	(1,267,693)	(1,176,914)

Total Harman International Industries, Incorporated shareholders’ equity	1,792,578	1,644,871

Noncontrolling interest	443	0

Total equity	1,793,021	1,644,871

Total liabilities and equity	$4,125,590	$3,235,685

See accompanying Notes to the Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended June 30,
(in thousands, except earnings per share data)	2014	2013	2012
Net sales	$5,348,483	$4,297,842	$4,364,078
Cost of sales	3,891,816	3,193,722	3,179,932

Gross profit	1,456,667	1,104,120	1,184,146
Selling, general and administrative expenses	1,126,940	902,869	883,900

Operating income	329,727	201,251	300,246
Other expenses:
Interest expense, net	8,026	12,868	20,126
Foreign exchange losses, net	5,935	2,313	13,152
Miscellaneous, net	8,371	11,800	5,815

Income before income taxes	307,395	174,270	261,153
Income tax expense (benefit), net	72,610	31,729	(68,388)
Equity in loss of unconsolidated subsidiaries	206	134	0

Net income	234,579	142,407	329,541
Net loss attributable to noncontrolling interest	(113)	0	0

Net income attributable to Harman International Industries, Incorporated	$234,692	$142,407	$329,541

Earnings per share:
Basic	$3.40	$2.06	$4.62

Diluted	$3.36	$2.04	$4.57

Weighted Average Shares Outstanding:
Basic	69,073	68,990	71,297

Diluted	69,889	69,736	72,083

See accompanying Notes to the Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended June 30,
(in thousands)	2014	2013	2012
Net income	$234,579	$142,407	$329,541

Other comprehensive income (loss) (1):
Foreign currency translation	44,881	5,379	(136,240)
Unrealized (losses) gains on hedging derivatives	(28,370)	(26,993)	68,541
Pension liability adjustment	(7,666)	3,119	(29,399)
Unrealized gains (losses) on available for sale securities	287	4,376	(120)

Other comprehensive income (loss) before taxes, attributable to Harman International Industries, Incorporated	9,132	(14,119)	(97,218)
Income tax (benefit) expense	(8,867)	(6,210)	9,806

Other comprehensive income (loss), net of taxes	17,999	(7,909)	(107,024)

Comprehensive income, net of taxes	252,578	134,498	222,517

Net loss attributable to noncontrolling interest	(113)	0	0

Comprehensive income, net of taxes attributable to Harman International Industries, Incorporated	$252,691	$134,498	$222,517

(1)	Refer to Note 15—Other Comprehensive Income (Loss) for more information.

See accompanying Notes to the Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
(in thousands)	2014	2013	2012
Cash flows from operating activities:
Net income	$234,579	$142,407	$329,541
Adjustments to reconcile net income to net cash provided by operating activities, net of acquired businesses:
Depreciation and amortization	132,328	128,168	122,225
Deferred income taxes	31,040	7,583	(99,306)
Loss (gain) on disposition of assets	1,137	(1,131)	1,377
Share-based compensation	28,588	17,593	17,370
Excess tax benefit from share-based compensation	(2,309)	0	0
Non-cash interest expense	2,180	8,500	19,149
Non-cash reduction in contingent liabilities	0	(22,100)	0
Changes in operating assets and liabilities, net of acquired businesses:
(Increase) decrease in:
Receivables, net	(114,354)	(114,847)	(50,709)
Inventories	(67,400)	(72,810)	(36,725)
Other current assets	10,391	(46,695)	(84,866)
Pre-production and development costs	7,821	(23,708)	(18,624)
Increase (decrease) in:
Accounts payable	147,994	(23,394)	62,046
Accrued warranties	21,061	28,723	(10,348)
Accrued other liabilities	127,950	12,558	2,914
Income taxes payable	12,609	(3,026)	3,596
Net change in derivative assets and liabilities	18,121	(562)	(5,740)
Other operating activities	404	4,877	16,607

Net cash provided by operating activities	592,140	42,136	268,507

Cash flows from investing activities:
Acquisitions, net of cash received	(422,953)	(104,735)	(70,535)
Capital expenditures	(157,141)	(101,682)	(112,536)
Purchases of short-term investments	0	(73,761)	(559,283)
Maturities of short-term investments	10,008	267,278	673,591
Proceeds from asset dispositions	0	3,944	2,865
Purchase of investments for irrevocable trust	(42,400)	0	0
Other items, net	434	(1,735)	1,247

Net cash used in investing activities	(612,052)	(10,691)	(64,651)

Cash flows from financing activities:
Decrease in short-term borrowings	(1,162)	(36,590)	(1,308)
Borrowings under new credit agreement	300,000	300,000	0
Repayments of long-term debt	(30,000)	(424,079)	0
Debt issuance costs	0	(6,094)	0
Cash dividends to shareholders	(83,053)	(41,449)	(21,161)
Repurchase of common stock	(90,779)	(5,398)	(123,946)
Share-based payment arrangements, net of shares received	38,672	13,939	11,342
Excess tax benefit from share-based compensation	2,309	0	0
Other items, net	617	(3,740)	(12,573)

Net cash provided by (used in) financing activities	136,604	(203,411)	(147,646)

Effect of exchange rate changes on cash	10,362	8,868	(42,746)

Net increase (decrease) in cash and cash equivalents	127,054	(163,098)	13,464
Cash and cash equivalents at beginning of period	454,258	617,356	603,892

Cash and cash equivalents at end of period	$581,312	$454,258	$617,356

Supplemental Disclosure of Cash Flow Information:
Accrued and contingent acquisition-related liabilities	$7,279	$288	$28,017

See accompanying Notes to the Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Years Ended June 30, 2014, 2013 and 2012
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Harman International Industries, Incorporated Shareholders’ Equity	Non Controlling Interest	Total Equity
($ in thousands, except per share data)	Number of Shares	$.01 Par Value
Balance, June 30, 2011	69,920,251	$956	$915,433	$136,733	$1,418,106	$(1,047,570)	$1,423,658	$0	$1,423,658
Net income	0	0	0	0	329,541	0	329,541	0	329,541
Other comprehensive income, net of tax				(107,024)			(107,024)	0	(107,024)
Restricted stock unit vesting	189,525	0	0	0	0	0	0	0	0
Share-based payment arrangements, net of shares received	422,949	5	11,342	0	0	0	11,347	0	11,347
Share-based compensation, net	0	0	17,196	0	0	0	17,196	0	17,196
Dividends ($0.30 per share)(1)	0	0	0	0	(21,161)	0	(21,161)	0	(21,161)
Treasury stock repurchases	(3,246,409)	0	0	0	0	(123,946)	(123,946)	0	(123,946)

Balance, June 30, 2012	67,286,316	$961	$943,971	$29,709	$1,726,486	$(1,171,516)	$1,529,611	$0	$1,529,611
Net income	0	0	0	0	142,407	0	142,407	0	142,407
Other comprehensive income, net of tax				(7,909)			(7,909)		(7,909)
Restricted stock unit vesting	303,615	0	0	0	0	0	0	0	0
Share-based payment arrangements, net of shares received	608,415	9	13,930	0	0	0	13,939	0	13,939
Share-based compensation, net	0	0	13,847	0	0	0	13,847	0	13,847
Dividends ($0.60 per share)(1)	0	0	0	0	(41,626)	0	(41,626)	0	(41,626)
Treasury stock repurchases	(145,866)	0	0	0	0	(5,398)	(5,398)	0	(5,398)

Balance, June 30, 2013	68,052,480	$970	$971,748	$21,800	$1,827,267	$(1,176,914)	$1,644,871	$0	$1,644,871
Net income	0	0	0	0	234,692	0	234,692	(113)	234,579
Other comprehensive income, net of tax				17,999			17,999		17,999
Restricted stock unit vesting	333,018	0	0	0		0	0	0	0
Share-based payment arrangements, net of shares received	1,030,452	14	37,609	0	0	0	37,623	0	37,623
Share-based compensation, net	0	0	28,588	0	0	0	28,588	0	28,588
Dividends ($1.20 per share)(1)	0	0	0	0	(82,725)	0	(82,725)	0	(82,725)
Excess tax benefit from share-based compensation	0	0	2,309	0	0	0	2,309	0	2,309
Treasury stock repurchases	(1,327,693)	0	0	0	0	(90,779)	(90,779)	0	(90,779)
Acquisition of noncontrolling interest	0	0	0	0	0	0	0	556	556

Balance, June 30, 2014	68,088,257	$984	$1,040,254	$39,799	$1,979,234	$(1,267,693)	$1,792,578	$443	$1,793,021

(1)	Cash dividends declared on common stock were $0.30 in all four quarters of fiscal year 2014, $0.15 in all four quarters of fiscal year 2013 and $0.075 in all four quarters of fiscal year 2012.

See accompanying Notes to the Consolidated Financial Statements.

Harman International Industries, Incorporated and Subsidiaries

Notes to the Consolidated Financial Statements

(Dollars in thousands, except per share data and unless otherwise indicated)

Note 1—Summary of Significant Accounting Policies

References to “we,” “us,” “our,” “Company” and “Harman” refer to Harman International Industries, Incorporated and its consolidated subsidiaries unless the context specifically indicates otherwise.

Description of Business: We believe we are a worldwide leader in the development, manufacture and marketing of high quality, high-fidelity audio products, lighting solutions and electronic systems, as well as digitally integrated audio and infotainment systems for the automotive industry. We have developed, both internally and through a series of strategic acquisitions, a broad range of product offerings sold under renowned brand names in our principal markets. Our Aha®, AKG®, AMX®, Becker®, BSS®, Crown®, dbx®, DigiTech®, Harman/Kardon®, Infinity®, JBL®, JBL Professional, Lexicon®, Logic 7®, Mark Levinson®, Martin®, Revel®, Selenium®, Soundcraft®, Studer® and yurbuds® Powered by JBL brand names are well known worldwide for premium quality and performance.

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

Reclassifications: Where necessary, information for prior fiscal years has been reclassified to conform to the fiscal year 2014 financial statement presentation.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires that we make estimates and assumptions that affect the reported amount of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Significant estimates are used for, but not limited to: (i) inventory valuation; (ii) goodwill and other asset impairments; (iii) restructuring and related charges; (iv) the evaluation of the recoverability of pre-production and development contract costs; (v) warranty liabilities; (vi) allowance for doubtful accounts; (vii) contingency and litigation reserves; (viii) income tax reserves and valuation allowances; (ix) accounting for business combinations; (x) sales discounts and sales allowances; (xi) pension, post-retirement and other employee benefits; and (xii) losses on infotainment supply arrangements. Various assumptions go into the determination of these estimates. The process of determining significant estimates requires consideration of factors such as historical experience, current and expected economic conditions, and actuarial methods. We reevaluate these significant factors and make changes and adjustments where facts and circumstances indicate that changes are necessary. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Actual results could differ from those estimates and the differences could have a material impact on our consolidated financial statements.

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

Allowance for Doubtful Accounts: We reserve an estimated amount for accounts receivable that may not be collected. Methodologies for estimating the allowance for doubtful accounts are primarily based on specific identification of uncollectible accounts. Historical collection rates and customer credit worthiness are considered in determining specific reserves. At June 30, 2014 and 2013, we had $9.6 million and $11.2 million, respectively, reserved for possible uncollectible accounts receivable. As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating our allowance for doubtful accounts.

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

Accrued Warranties: We warrant our products to be free from defects in materials and workmanship for periods ranging from six months to six years from the date of purchase, depending on the business segment and product. Our dealers and warranty service providers normally perform warranty service in field locations and regional service centers, using parts and replacement finished goods we supply on an exchange basis. Our dealers and warranty service providers also install updates we provide to correct defects covered by our warranties. Estimated warranty liabilities are based upon past experience with similar types of products, the technological complexity of certain products, replacement cost and other factors. If estimates of warranty provisions are no longer adequate based on our analysis of current activity, incremental provisions are recorded as warranty expense in our Consolidated Statement of Income. We take these factors into consideration when assessing the adequacy of our warranty provision for periods still open to claim. Refer to Note 6—Accrued Warranties for more information.

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

RD&E: RD&E are expensed as incurred. RD&E, net of customer reimbursements, were $343.8 million, $285.3 million and $331.9 million for the fiscal years ending June 30, 2014, 2013 and 2012, respectively.

Interest Expense, net: Interest expense, net, includes interest expense and amortization of debt issuance costs and original issue discount on debt securities, net of interest income. There was no amortization of original issue discount on debt securities in fiscal year 2014 since we had repaid the $400.0 million of 1.25 percent convertible senior notes on October 15, 2012 (the “Convertible Senior Notes”).

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

Restricted Cash and Investments: We have a deferred compensation arrangement with certain foreign employees which requires us to maintain cash on hand. At June 30, 2014 and 2013, such restricted cash amounts were $7.8 million and $10.4 million, respectively, and were included in Other assets in our Consolidated Balance Sheets.

Short-Term Investments: Short-term investments consist of investments in commercial paper, short-term deposits, government bonds, time deposits and treasury bills with original maturities of greater than three months and less than one year.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method. We establish reserves for our inventory which requires us to analyze the aging and forecasted demand for our inventories, to forecast future product sales prices, pricing trends and margins, and to make judgments and estimates regarding obsolete, damaged or excess inventory. Markdown percentages are determined based on our estimate of future demand and selling prices for our products. Future sales prices are determined based on current and forecasted market expectations, as well as terms that have been established for future orders under automotive platform arrangements. Our inventory reserves primarily relate to our raw materials and finished goods. We calculate inventory reserves on raw materials by reviewing the levels of raw materials on-hand and comparing this to estimates of historical consumption and future demand in order to assess whether we have excess materials on-hand. If it is determined that excess materials are in inventory, an appropriate inventory reserve is established. Inventory reserves on finished goods are primarily determined through inventory turnover measures. Products showing low turnover rates are assigned a percentage reserve based on future estimates of sales volumes and margins. We make adjustments to our inventory reserves based on the identification of specific situations and increase our inventory reserves accordingly. As changes in future economic or industry conditions occur, we revise the estimates that were used to calculate our inventory reserves. Refer to Note 4—Inventories for more information.

Property, Plant and Equipment, net: Property, plant and equipment, net is stated at cost. Depreciation and amortization of property, plant and equipment, net is computed primarily using the straight-line method over the asset’s useful life. Refer to Note 5—Property, Plant and Equipment, net for more information.

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

In evaluating goodwill for impairment, we first may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then no further testing of the goodwill assigned to the reporting unit is required. However, if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized, if any. In fiscal years 2014 and 2013, we did not elect to first assess the qualitative factors in evaluating our goodwill for impairment; therefore, we proceeded with our quantitative goodwill impairment test.

The first step compares the fair value of each reporting unit to its carrying value, with fair value of each reporting unit determined using established valuation techniques, specifically the market and income approaches. If the results of the first step indicate that the fair value of a reporting unit is less than its carrying value, the second step of this test is conducted wherein the amount of any impairment is determined by comparing the implied fair value of goodwill in a reporting unit to the recorded amount of goodwill for that reporting unit. The implied fair value of goodwill is calculated as the excess of fair value of the reporting unit over the amounts assigned to its assets and liabilities. Should the fair values of the goodwill so calculated be less than the carrying value, an impairment is recognized. We did not record any impairment charges for goodwill in fiscal years 2014, 2013 and 2012. Refer to Note 8—Goodwill and Intangible Assets, Net for more information.

Other Intangible Assets: Other intangible assets primarily consist of customer relationships, tradenames, non-compete agreements, technology, patents and software and are amortized over periods ranging from less than one year to 17 years and are included in Other assets in our Consolidated Balance Sheets. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. We believe that the straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained annually by our Company. We also have indefinite-lived intangible assets of $80.1 million, primarily consisting of tradenames, which we assess for potential impairments annually, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. We did not record any impairment charges for other intangible assets in fiscal years 2014, 2013 and 2012. Refer to Note 8—Goodwill and Intangible Assets, Net for more information.

Impairment of Long-Lived Assets: We review the recoverability of our long-lived assets, including buildings, equipment and other definite-lived intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. We will continue to monitor the need for impairment tests, which could result in additional impairment charges. We recognized $0.7 million, $0.7 million and $0.6 million in impairment charges related to facilities that were held-for-sale in the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

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

At June 30, 2014 and 2013, unbilled costs were $75.1 million and $79.0 million, respectively, related to pre-production costs. At June 30, 2014 and 2013 unbilled costs reimbursable in the next 12 months totaled $25.3 million and $25.0 million, respectively, and were recorded in other current assets in our Consolidated Balance Sheets. Unbilled costs reimbursable in subsequent years at June 30, 2014 and 2013 totaled $49.8 million and $54.0 million, respectively, and were recorded in Other assets in our Consolidated Balance Sheets. At June 30, 2014 and 2013, we had fixed assets of $20.0 million and $16.9 million, respectively, for molds, dies and other tools included in our Consolidated Balance Sheets, which our customers will eventually purchase and own pursuant to long-term supply arrangements.

Income Taxes: Deferred income tax assets or liabilities are computed based on the temporary differences between the financial statement and income tax basis of assets and liabilities using the statutory marginal income tax rate in effect for the years in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In determining the need for, and the amount of a valuation allowance, we consider our ability to forecast earnings, future taxable income, carryback losses, if any, and we consider feasible tax planning strategies. We believe the estimate of our income tax assets, liabilities and expenses are “critical accounting estimates” because if the actual income tax assets, liabilities and expenses differ from our estimates the outcome could have a material impact on our results of operations. Adjustments to our valuation allowance, through charges to income tax expense (benefit) were $(1.3) million, $2.9 million and $(124.2) million for the fiscal years ending June 30, 2014, 2013 and 2012, respectively.

The calculation of our tax liabilities involves evaluating uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions in the U.S. and other tax jurisdictions based on our estimate of whether and the extent to which additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in additional tax benefits recognized in the period in which we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. We recognize interest and penalties related to income tax matters in income tax expense. Refer to Note 13—Income Taxes, for more information.

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

Certain employees outside the United States are covered by non-contributory defined benefit plans. The defined benefit plans are funded in conformity with applicable government regulations. Generally, benefits are based on age, years of service, and the level of compensation during the final years of service. Refer to Note 17—Retirement Benefits for more information.

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

We record all derivative instruments as either assets or liabilities at fair value in our Consolidated Balance Sheets. Certain of these derivative contracts have been designated as cash flow hedges, whereby gains and losses are reported within AOCI in our Consolidated Balance Sheets, until the underlying transaction occurs, at which point they are reported in earnings as gains or losses in our Consolidated Statements of Income. Certain of our derivatives, for which hedge accounting is not applied, are effective as economic hedges. These derivative contracts are required to be recognized each period at fair value, with gains and losses reported in earnings in our Consolidated Statements of Income and therefore do result in some level of earnings volatility. The level of volatility will vary with the type and amount of derivative hedges outstanding, as well as fluctuations in the currency and interest rate markets during the period. The related cash flow impacts of all our derivative activities are reflected as cash flows from operating activities in our Consolidated Statements of Cash Flows. Refer to Note 10—Derivatives for more information.

Interest Rate Management: We had an interest rate swap agreement to effectively convert the interest on an operating lease from a variable to a fixed rate. At the end of each reporting period, the fair value of the interest rate swap agreement was calculated. The fair value was recorded as an asset or liability. The effective gain or loss was recorded as a debit or credit to AOCI in our Consolidated Balance Sheets and any ineffectiveness was recorded immediately to rent expense in our Consolidated Statements of Income. Upon maturity, any gain or loss within AOCI was reclassified into earnings in the then-current period. The interest rate swap matured on September 30, 2013. Refer to Note 10—Derivatives for more information.

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

Severance and Exit Costs: We recognize liabilities for severance and exit costs based upon the nature of the liability incurred. For involuntary separation programs that are conducted according to the guidelines of our written involuntary separation plan or according to the provisions of collective bargaining agreements or statutes, we recognize the liability when it is probable and reasonably estimable. For one-time termination benefits, such as additional severance pay, and other exit costs, such as lease and other contract termination costs, the liability is measured and originally recognized at fair value in the period in which the liability is incurred, with subsequent changes recognized in the period of change. Refer to Note 16—Restructuring for more information.

Share-Based Compensation: Share-based compensation expense is recognized based on the estimated fair value of stock options and similar equity instruments awarded to employees. Refer to Note 14—Shareholders’ Equity and Share-Based Compensation for more information.

Share Buyback Program: On October 26, 2011, our Board of Directors authorized the repurchase of up to $200 million of our common stock (the “Buyback Program”). On June 26, 2013, our Board of Directors authorized the repurchase of an additional $200 million of our common stock (the “New Buyback Program”) which expired on June 26, 2014. Refer to Note 14—Shareholders’ Equity and Share-Based Compensation for more information.

Treasury Stock: We account for repurchased common stock under the cost method and include such treasury stock as a component of our shareholder’s equity in our Consolidated Balance Sheets. Retirement of treasury stock is recorded as a reduction of common stock and additional paid-in-capital in our Consolidated Balance Sheets at the time such retirement is approved by our Board of Directors. Refer to Note 14— Shareholders’ Equity and Share-Based Compensation for more information on shares of our common stock that were repurchased during the fiscal years ended June 30, 2014 and 2013.

Recently Adopted Accounting Pronouncements

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

Recently Issued Accounting Standards

Revenue Recognition: In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The new guidance implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The new guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Early adoption is prohibited. We expect to adopt the provisions of this new guidance on July 1, 2017. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of the new provisions will have on our financial condition and results of operations.

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

Discontinued Operations: In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which changes the criteria for determining which disposals can be presented as discontinued operations and modifies disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held-for-sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. The standard states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. The new guidance also requires several new disclosures. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2014. Early adoption is permitted. We expect to adopt the provisions of this new guidance on July 1, 2015. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

Note 2—Acquisitions

yurbuds

On June 17, 2014, (the “yurbuds Acquisition Date”), we acquired certain assets and liabilities of Verto Medical Solutions, LLC d/b/a yurbuds and its wholly-owned subsidiary (“yurbuds”), a manufacturer of sports headphones, for a total purchase price of $37.0 million (the “yurbuds Acquisition”), subject to both a net debt and working capital adjustment (the “yurbuds Adjustments”). The final yurbuds Adjustments are to be determined within 120 days of the yurbuds Acquisition Date. There is an aggregate holdback of $3.7 million and a customer contract holdback of $0.8 million (the “yurbuds Holdback Amounts”) which are payable contingent on the outcome of certain events over the next 18 months. The customer contract holdback was paid on June 30, 2014. On the yurbuds Acquisition Date, based on the estimated closing balance sheet, we paid $32.5 million. The yurbuds Acquisition is also subject to an earn-out of a maximum of $38.0 million, based on our expectations of yurbuds gross profit (“yurbuds Gross Profit”), during the period commencing on July 1, 2014 through June 30, 2017. Our preliminary valuation of the contingent consideration is $6.2 million.

The total cost of the yurbuds Acquisition was allocated on a preliminary basis, subject to final allocation, to the assets acquired and liabilities assumed based on their fair values at the yurbuds Acquisition Date, as follows:

June 17, 2014
Accounts receivable, net	$9,431
Inventories, net	7,587
Other current assets	486

Current assets	17,504

Property, plant and equipment, net	2,928
Goodwill	30,120
Intangibles	6,400

Total assets	56,952

Accounts payable	9,234
Accrued liabilities	4,420

Total current liabilities	13,654

Total liabilities	13,654

Net assets	$43,298

Based on our preliminary valuation, goodwill and intangibles were recorded in connection with the yurbuds Acquisition based on third-party valuations and management’s estimates for those acquired intangible assets. The valuation of the acquired net assets is subject to change as we obtain additional information for our estimates during the measurement period. The primary areas of those purchase price allocations that are not yet finalized relate to identifiable intangible assets, contingent consideration and residual goodwill. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Of the $30.1 million of goodwill recognized, none is deductible for tax purposes. Intangible assets included a non-amortized indefinite useful life tradename of $3.3 million and customer relationships of $3.1 million with an approximate useful life of seven years. Expenses of $0.5 million were recognized in connection with this acquisition and are included in SG&A in our Consolidated Statement of Income for the fiscal year ended June 30, 2014. The operating results of yurbuds are included in our consolidated financial statements within our Lifestyle segment. Pro forma financial information has not been provided as the yurbuds acquisition is not material to our results of operations.

AMX LLC

On June 13, 2014, (the “AMX Acquisition Date”), we acquired all of the outstanding shares of AMX LLC and AMX Holding Corporation (collectively “AMX”), a provider of enterprise automation and control and audio/video switching and distribution solutions, for a total purchase price of $365.0 million (the “AMX Acquisition”), subject to both a net debt and working capital adjustment (the “AMX Adjustments”). The final AMX Adjustments are to be determined within 60 business days of the AMX Acquisition Date. There is an indemnification holdback of $25.0 million and a working capital holdback of $2.0 million (the “Holdback Amounts”) which are payable contingent on the outcome of certain events over the next 36 months. On the AMX Acquisition Date, based on the estimated closing balance sheet, we paid $372.9 million which included $27.0 million placed in escrow for the Holdback Amounts and $7.9 million related to the AMX Adjustments.

The total cost of the AMX Acquisition was allocated on a preliminary basis, subject to final allocation, to the assets acquired and liabilities assumed based on their fair values at the AMX Acquisition Date, as follows:

June 13, 2014
Cash and cash equivalents	$4,351
Accounts receivable, net	27,203
Inventories, net	30,032
Other current assets	4,538

Current assets	66,124
Property, plant and equipment, net	28,499
Goodwill	244,267
Intangibles	100,730
Other noncurrent assets	454

Total assets	440,074

Accounts payable	11,834
Accrued liabilities	9,698

Total current liabilities	21,532
Other noncurrent liabilities	45,601

Total liabilities	67,133

Net assets	$372,941

Based on our preliminary valuation, goodwill and intangibles were recorded in connection with the AMX Acquisition based on third-party valuations and management’s estimates for those acquired intangible assets. The valuation of the acquired net assets is subject to change as we obtain additional information for our estimates during the measurement period. The primary areas of those purchase price allocations that are not yet finalized relate to identifiable intangible assets and residual goodwill. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Of the $244.3 million of goodwill recognized, none is deductible for tax purposes. Intangible assets include a non-amortized indefinite useful life tradename of $55.7 million, customer relationships of $26.5 million with an approximate useful life of two to nine years, technology of $16.9 million with an approximate useful life of five years, backlog of $1.5 million with an approximate useful life of two months, and a covenant not-to-compete of $0.1 million with an approximate useful life of three years. We also recorded adjustments of $4.7 million to Inventories and $3.0 million to Property, plant and equipment, net in our Consolidated Balance Sheet to adjust the opening balances to fair value. The adjustment to Inventories will be amortized over its estimated useful life of four months through Cost of sales in our Consolidated Statement of Income. The adjustment to Property, plant and equipment, net will be amortized over its estimated useful life of five to 35 years through depreciation expense within Cost of sales or SG&A in our Consolidated Statement of Income. Expenses of $8.1 million were recognized in connection with this acquisition and are included in SG&A in our Consolidated Statements of Income for the fiscal year ended June 30, 2014. The operating results of AMX are included in our Professional segment. Pro forma financial information has not been presented as the AMX acquisition is not material to our results of operations.

Duran Audio BV

On October 17, 2013, (the “Duran Acquisition Date”), we acquired all of the outstanding shares of Duran Audio BV (“Duran”), a developer of professional audio products, for a total purchase price of €18.0 million, or approximately $24.4 million (the “Duran Acquisition”), subject to both a net debt and working capital adjustment (the “Duran Adjustments”). On the Duran Acquisition Date, we paid approximately €0.6 million, or approximately $0.8 million, for the estimated net debt adjustment. Subsequently, we finalized the transaction with an additional payment of €0.5 million, or approximately $0.6 million, for the final Duran Adjustments. The Duran Acquisition is subject to a 12 percent indemnification holdback which is payable contingent on the outcome of certain events over the next 18 months. The Duran Acquisition is also subject to an earn-out of a maximum of €12.0 million, or approximately $16.4 million, based on our expectations of the Duran gross profit (“Duran Gross Profit”), during the period commencing on the Duran Acquisition Date through June 30, 2020. Our preliminary valuation of the contingent consideration is €0.7 million or approximately $0.9 million.

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

Based on our preliminary valuation, goodwill and intangibles were recorded in connection with the Duran Acquisition based on third-party valuations and management’s estimates for those acquired intangible assets. The valuation of the acquired net assets is subject to change as we obtain additional information for our estimates during the measurement period. The primary areas of those purchase price allocations that are not yet finalized relate to identifiable intangible assets, contingent consideration and residual goodwill. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Of the $15.1 million of goodwill recognized, none is deductible for tax purposes. Intangible assets include technology of $2.5 million with approximate useful lives ranging from 26.5 months to 38.5 months, product lines of $4.5 million with approximate useful lives ranging from 62.5 months to 86.5 months, customer relationships of $1.5 million with approximate useful lives ranging from 2.5 months to 26.5 months and a trade name of $0.04 million with an approximate useful life of one year. We also recorded an adjustment of $0.6 million to Inventories to adjust the opening balance to fair value. This fair value adjustment will be amortized over 8.5 months through Cost of Sales. Expenses of $0.4 million were recognized in connection with this acquisition and are included in SG&A in our Consolidated Statements of Income for the year ended June 30, 2014. The operating results of Duran are included in our consolidated financial statements within our Professional segment. Pro forma financial information has not been provided as the Duran Acquisition is not material to our results of operations.

Interchain

On July 31, 2012, we entered into an agreement to purchase certain assets and liabilities of Interchain Solutions Private, Limited (the “Interchain Acquisition”), a technology product company that specializes in developing telematics, fleet management, Android® based in-vehicle infotainment and location-based solutions, for a purchase price of 45 million Indian Rupees, or approximately $0.8 million, of which $0.3 million was paid on July 31, 2012 and $0.5 million was paid on October 13, 2012, which is the date the transaction closed (the “Interchain Acquisition Date”). The Interchain Acquisition is also subject to a 50 million Indian Rupee earn-out, or approximately $0.9 million, which is payable upon the achievement of certain financial targets in the 12 month periods ending September 1, 2013 and September 2, 2014, which we recorded as $0.2 million and $0.3 million in Accrued liabilities in our Consolidated Balance Sheets at June 30, 2014 and 2013, respectively, based upon management’s estimate of its fair value. The total cost of the Interchain Acquisition including the fair value of the earn-out, was allocated to the assets acquired and liabilities assumed based on their fair values at the Interchain Acquisition Date. Goodwill of $0.6 million and intangibles of $0.4 million were recorded in connection with the acquisition. The operating results of the Interchain Acquisition are included in our Infotainment segment. Pro-forma financial information has not been presented as the Interchain Acquisition is not material to our results of operations.

Martin

On February 28, 2013, (the “Martin Acquisition Date”), we acquired all of the issued and outstanding shares of Martin Professional A/S (“Martin”), a leading provider of dynamic lighting solutions for the entertainment, architectural and commercial sectors, for a purchase price of €110.0 million (the “Martin Acquisition”), subject to both an estimated and final (i) net interest bearing debt adjustment and (ii) a working capital adjustment (the “Adjustments”). The final Adjustments were to be calculated within 45 business days of the Martin Acquisition Date. On the Martin Acquisition Date, an initial purchase price of €70.6 million, or $92.8 million, was paid based on the estimated Adjustments as of such date. The purchase price included the assumption of approximately $50.5 million of debt, the majority of which was paid off during the third quarter of fiscal year 2013. The final purchase price was settled as the calculation of the final Adjustments was completed resulting in a $2.0 million reduction to the purchase price.

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

Based on our valuation, goodwill and intangibles were recorded in connection with the acquisition based on third-party valuations and management’s estimates for those acquired intangible assets. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Of the $61.6 million of goodwill recognized, none is deductible for tax purposes. Intangible assets included a non-amortized indefinite useful life trade name of $20.1 million, customer relationships of $13.2 million with approximate useful lives ranging from six to seven years, backlog of $2.3 million with a useful life of four months and technology of $0.7 million with an approximate useful life of two years. We also recorded adjustments of $3.7 million and $4.5 million to Inventories and Property, plant and equipment, net, respectively, to adjust the opening balances to fair value. These fair value adjustments will be amortized over their estimated lives of 12 months and four years, respectively, through Cost of sales and depreciation expense within Cost of sales and SG&A, respectively. Expenses of $2.3 million were recognized in connection with this acquisition and were included in SG&A in our Consolidated Statement of Income for the fiscal year ended June 30, 2013. The operating results of Martin are included in our Professional segment. Pro-forma financial information has not been presented as the Martin Acquisition is not material to our results of operations.

iOnRoad Technologies, Ltd.

On April 10, 2013 (the “iOnRoad Acquisition Date”), we acquired all of the outstanding shares of iOnRoad Technologies, Ltd. (“iOnRoad”), a developer of vehicle safety systems also know as Advanced Driver Assistance Systems, for a total purchase price of $8.5 million (the “iOnRoad Acquisition”). The iOnRoad Acquisition is subject to a $1.2 million indemnification holdback which is payable contingent upon the timing of certain events, which are expected to occur within two years subsequent to the iOnRoad Acquisition Date. The total cost of the iOnRoad Acquisition was allocated to the assets acquired and liabilities assumed based on their fair values at the iOnRoad Acquisition Date. Goodwill of $2.2 million, an intangible technology asset of $8.7 million with a useful life of five years and a deferred tax liability of $2.2 million were recorded in connection with the acquisition. The operating results of iOnRoad are included in our Infotainment segment. Pro forma financial information has not been presented as the iOnRoad Acquisition is not material to our results of operations.

MWM Acoustics LLC

On July 22, 2011 (the “MWM Acquisition Date”), we and our wholly-owned subsidiary, Harman Holding Limited (“Harman Holding”), entered into an equity securities purchase agreement with a group of sellers (the “MWM Sellers”), to acquire all of the issued and outstanding equity interests of MWM Acoustics LLC and certain related entities (“MWM Acoustics”), a leading provider of high performance embedded acoustic solutions (the “MWM Acquisition”), for a purchase price of $80.0 million (the “Fixed Purchase Price”), plus a working capital adjustment of $0.1 million which was determined and paid within 60 days of the MWM Acquisition Date. On the MWM Acquisition Date, we and Harman Holding paid the MWM Sellers a total of $72.0 million. The remainder of the Fixed Purchase Price of $8.0 million was paid in December 2012. The MWM Acquisition was subject to a $57.0 million earn-out, which was payable contingent upon the achievement of certain financial targets in the fiscal year ended June 30, 2014. Our valuation of the contingent consideration was originally valued at $22.1 million. These targets were not achieved and the earn-out was reduced to zero during the fiscal year ended June 30, 2013 based on revised management estimates. Refer to Note 11—Fair Value Measurements for more information.

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

Goodwill and intangibles were recorded in connection with the acquisition based on third-party valuations and management’s estimates for those acquired intangible assets. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Of the $79.8 million of goodwill recognized, approximately $35.6 million is deductible for tax purposes. Intangible assets included customer relationships of $19.2 million with an approximate useful life of 10 years and technology of $1.4 million with an approximate useful life of four years. Expenses of $0.9 million were recognized in connection with this acquisition and are included in SG&A in our Consolidated Statement of Income for the fiscal year ended June 30, 2012. The operating results of MWM Acoustics, now known as Harman Embedded Audio LLC, are included in our Lifestyle segment. Pro forma financial information has not been presented as the MWM Acquisition is not material to our results of operations.

Note 3—Transfer of Ownership of Manufacturing Facility

On April 10, 2013 (the “Schaidt Agreement Date”), Harman Becker Automotive Systems GmbH (“HBAS”), an indirect wholly-owned subsidiary of Harman, entered into an agreement to transfer the ownership of an automotive manufacturing plant in Germany to a third party, Schaidt KG. Schaidt KG will manufacture and supply products for HBAS based on HBAS’s orders. As consideration for the assumption by Schaidt KG of certain of HBAS’s obligations, HBAS has agreed to pay Schaidt KG €41.1 million, or approximately $53.5 million, plus a bonus of €4.0 million, or approximately $5.2 million, if Schaidt KG meets certain supply obligations, as defined in the agreement. We have determined that the transfer of the manufacturing plant assets cannot be accounted for as a sale since Schaidt KG does not have adequate initial or ongoing investment in the manufacturing plant, and because we will maintain a level of continued involvement such that the risks of ownership have not transferred.

During the fiscal year ended June 30, 2014, approximately €3.2 million, or approximately $4.4 million, of previously accrued indemnification payments were made. During the fiscal year ended June 30, 2014, no further expenses were recognized related to our payment obligations that have been made or which are deemed probable of being made to Schaidt KG to indemnify them for their assumption of certain of our obligations. During the fiscal year ended June 30, 2013, we recognized a €39.9 million, or approximately $51.9 million expense related to the payment obligations that have been made or which are deemed probable of being made to Schaidt KG to indemnify them for their assumption of certain of our obligations. Approximately €16.7 million, or approximately $23.0 million of accrued indemnification payments are expected to be paid over the next two years and are accrued for in Accrued liabilities or Other non-current liabilities in our Consolidated Balance Sheet at June 30, 2014, based on the expected timing. We have revised our estimated useful life of the transferred manufacturing assets to accelerate the depreciation over the expected term of the manufacturing arrangement. Approximately €4.1 million, or $5.6 million and €1.0 million, or $1.3 million, of accelerated depreciation was recorded during the fiscal years ended June 30, 2014 and 2013, respectively. As a result, the manufacturing plant assets will be included in our consolidated financial statements from the Schaidt Agreement Date forward unless future circumstances warrant a change.

Note 4—Inventories

At June 30, 2014 and 2013, inventories consisted of the following:

	June 30,
	2014	2013
Finished goods	$273,756	$234,770
Work in process	93,586	92,640
Raw materials	294,786	222,421

Inventories	$662,128	$549,831

At June 30, 2014 and 2013 our inventory reserves were $87.7 million and $65.5 million, respectively.

Note 5—Property, Plant & Equipment, net

At June 30, 2014 and 2013, property, plant and equipment, net consisted of the following:

	Estimated Useful Lives (in Years)	June 30,
		2014	2013
Land		$11,077	$6,859
Buildings and improvements	1-50	296,401	247,758
Machinery and equipment	3-20	1,240,750	1,113,228
Furniture and fixtures	3-10	33,414	33,175

Property, plant and equipment, gross		1,581,642	1,401,020
Less accumulated depreciation and amortization		(1,071,786)	(975,838)

Property, plant and equipment, net		$509,856	$425,182

Depreciation expense for the fiscal years ended June 30, 2014, 2013 and 2012 was $119.1 million, $115.6 million and $110.1 million, respectively.

Note 6—Accrued Warranties

At June 30, 2014 and 2013, details of our accrued warranties consisted of the following:

	June 30,
	2014	2013
Accrued warranties, beginning of year	$128,411	$97,289
Warranty expense	75,445	69,404
Warranty payments (cash or in-kind)	(57,447)	(43,570)
Other(1)	9,063	5,288

Accrued warranties, end of year	$155,472	$128,411

(1)	Other primarily represents foreign currency translation and an adjustment for the addition of accrued warranties related to the Martin Acquisition, the AMX Acquisition and the yurbuds Acquisition.

Note 7—Earnings Per Share

We apply the two-class method when computing earnings per share, which requires that net income per share for each class of shares entitled to dividends be calculated assuming all of our net income is distributed as dividends to these shareholders based on their contractual rights.

The following table presents the calculation of basic and diluted earnings per share of common stock outstanding:

	Year Ended June 30,
	2014		2013		2012
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted Earnings per Share:
Net income	$234,579	$234,579	$142,407	$142,407	$329,541	$329,541
Net loss attributable to noncontrolling interest	(113)	(113)	0	0	0	0

Net income attributable to Harman International Industries, Incorporated	$234,692	$234,692	$142,407	$142,407	$329,541	$329,541

Denominator for Basic and Diluted Earnings per Share:
Weighted average shares outstanding	69,073	69,073	68,990	68,990	71,297	71,297
Employee stock options	0	816	0	746	0	786

Total weighted average shares outstanding	69,073	69,889	68,990	69,736	71,297	72,083

Earnings per Share:
Earnings per share	$3.40	$3.36	$2.06	$2.04	$4.62	$4.57

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities, as defined under GAAP, and are included in the computation of earnings per share pursuant to the two-class method.

Certain options were outstanding and not included in the computation of diluted net earnings per share because the assumed exercise of these options would have been antidilutive. Options to purchase 314,635, 1,258,680 and 1,685,144 shares of our common stock for the fiscal year ended June 30, 2014, 2013 and 2012, respectively, were outstanding and not included in the computation of diluted earnings per share because the exercise of these options would have been antidilutive. In addition, 0, 0 and 3,000 restricted shares and restricted stock units for the fiscal year ended June 30, 2014, 2013 and 2012 were outstanding, respectively, and were excluded from the computation of diluted earnings per share as they also would have been antidilutive.

In October 2012, we repaid the Convertible Senior Notes, and therefore the Convertible Senior Notes had no impact on our calculation of earnings per share for the fiscal years ended June 30, 2014 and 2013. For the fiscal year ended June 30, 2012, the conversion terms of the Convertible Senior Notes would have affected the calculation of diluted earnings per share if the price of our common stock exceeded the conversion price of the Convertible Senior Notes. The initial conversion price of the Convertible Senior Notes was approximately $104 per share, subject to adjustment in specified circumstances as described in the indenture governing the Convertible Senior Notes, as amended (the “Indenture”). Upon conversion, a holder of the Convertible Senior Notes would have received an amount in cash per $1,000 principal amount of Convertible Senior Notes equal to the lesser of $1,000 or the conversion value of the Convertible Senior Notes, determined in the manner set forth in the Indenture. If the conversion value exceeded $1,000, we would have delivered $1,000 in cash and, at our option, cash or common stock or a combination of cash and common stock for the conversion price in excess of $1,000. The conversion option would not have resulted in an adjustment to net income in calculating diluted earnings per share. The dilutive effect of the conversion option was calculated using the treasury stock method. Therefore, conversion settlement shares would have been included in diluted shares outstanding if the price of our common stock exceeded the conversion price of the Convertible Senior Notes. Refer to Note 9—Debt for more information.

Note 8—Goodwill and Intangible Assets, Net

Goodwill

In September 2011, we adopted ASU 2011-08, under which an entity may first assess qualitative factors in determining whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Adoption of this guidance had no impact on our financial condition or results of operations as no events came to our attention indicating that the fair values of our reporting units might be less than their carrying values. In fiscal years 2014 and 2013, we did not elect to first assess the qualitative factors in evaluating our goodwill for impairment; therefore, we proceeded with our quantitative goodwill impairment test.

We test for impairment at the reporting unit level on an annual basis as of April 30th of every year and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Refer to Note 1—Summary of Significant Accounting Policies for more information on how we test goodwill for impairment. The annual goodwill impairment tests conducted as of April 30, 2014 and 2013 indicated that the fair value of each reporting unit was substantially in excess of its carrying value and, as such, no impairments were deemed to exist. Our accumulated amount of goodwill impairment recorded in prior fiscal years is $330.0 million.

Goodwill was $541.0 million at June 30, 2014 compared with $234.3 million at June 30, 2013. The increase in goodwill in the fiscal year ended June 30, 2014 versus the prior fiscal year was primarily related to goodwill associated with the following: $244.3 million in conjunction with the acquisition of AMX, $30.1 million in conjunction with the acquisition of yurbuds, $15.1 million in connection with the acquisition of Duran, $8.1 million with regard to innovative Systems GmbH (“IS”), $4.9 million in connection with the acquisition of Martin and $0.1 million in connection with the acquisition of iOnRoad.

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

The contingent purchase price associated with the acquisition of IS is calculated pursuant to the terms of an agreement between the parties. Certain terms of the agreement are currently subject to a dispute between the parties and the matter has been submitted to arbitration. On November 5, 2013, the arbitration panel reached a partial judgment on some of the disputed matters covering the period from February 2009 through January 2012 awarding €16.3 million to the IS sellers. We contested the enforcement of the partial award. During the fiscal year ended June 30, 2014, we recorded approximately $8.1 million of additional contingent purchase price to accrue for this partial award. In July 2014, the partial award was upheld. Until such time as the other disputed matters are resolved, we cannot calculate the contingent purchase price related to these other disputed matters.

The changes in the carrying amount of goodwill by business segment for the fiscal years ended June 30, 2014 and 2013 were as follows:

	Infotainment	Lifestyle	Professional	Total
Balance, June 30, 2012	$5,856	$109,945	$65,010	$180,811
Acquisitions and adjustments(1)	2,618	12	56,650	59,280
Other adjustments(2)	102	(2,519)	(3,332)	(5,749)

Balance, June 30, 2013	$8,576	$107,438	$118,328	$234,342
Acquisitions and adjustments(1)	143	30,118	264,308	294,569
Contingent purchase price consideration associated with the acquisition of IS	8,052	0	0	8,052
Other adjustments(2)	309	394	3,286	3,989

Balance, June 30, 2014	$17,080	$137,950	$385,922	$540,952

(1)	Refer to Note 2—Acquisitions for more information.
(2)	The other adjustments to goodwill primarily consist of foreign currency translation adjustments.

Intangible Assets, Net

Net intangible assets were $182.0 million and $60.1 million at June 30, 2014 and 2013, respectively and were comprised of the following:

		June 30, 2014			June 30, 2013
	Weighted Average Amortization	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	3 Years	$67,277	$(17,770)	$49,507	$36,169	$(12,047)	$24,122
Technology	3 Years	39,331	(8,196)	31,135	14,712	(4,517)	10,195
Patents	11Years	11,418	(7,166)	4,252	7,711	(6,661)	1,050
Tradenames (1)	5 Years	88,266	(7,489)	80,777	29,226	(6,186)	23,040
Non-compete agreement	3 Years	2,212	(2,016)	196	2,082	(1,932)	150
Software	4 Years	11,813	(431)	11,382	0	0	0
Other	8 Years	7,463	(2,682)	4,781	5,173	(3,615)	1,558

Total		$227,780	$(45,750)	$182,030	$95,073	$(34,958)	$60,115

(1)	Includes $55.7 million, $20.1 million and $3.1 million of indefinite-lived intangible assets related to the acquisition of AMX, Martin and yurbuds, respectively.

Amortization expense related to intangible assets was $13.2 million, $12.6 million, and $12.2 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

Amortization expense is expected to approximate the following:

2015	$25,607
2016	22,236
2017	15,223
2018	12,165
2019	8,871
Thereafter	19,112

Total	$103,214

Note 9—Debt

Short Term Borrowings

At June 30, 2014 and 2013, we had $3.7 million and $4.9 million of short-term borrowings outstanding, respectively. At June 30, 2014, we maintained lines of credit of $64.6 million primarily in India, China, Hungary, Brazil and Denmark. At June 30, 2013, we maintained lines of credit of $55.7 million primarily in Denmark, Hungary, the U.S., Austria, Brazil and India.

We classify our debt based on the contractual maturity dates of the underlying debt instruments. We defer costs associated with debt issuance over the applicable term of the debt. These costs are amortized to Interest expense, net in our Consolidated Statements of Income.

New Credit Agreement

On October 10, 2012, we and our wholly-owned subsidiary Harman Holding GmbH & Co. KG (“Harman KG”), entered into a Multi-Currency Credit Agreement (the “New Credit Agreement”) with a group of banks. The New Credit Agreement provides for (i) a five-year unsecured multi-currency revolving credit facility (the “New Revolving Credit Facility”) in the amount of $750.0 million (the “Aggregate Revolving Commitment”) with availability in currencies other than the United States Dollar of up to $550.0 million and (ii) a five-year unsecured United States Dollar term loan facility (the “Term Facility” and collectively with the New Revolving Credit Facility, the “Facilities”) in the amount of $300.0 million (the “Aggregate Term Commitment” and collectively with the Aggregate Revolving Commitment, the “Aggregate Commitment”). Up to $60.0 million of the Aggregate Revolving Commitment is available for letters of credit. Subject to certain conditions set forth in the New Credit Agreement, the Aggregate Commitment may be increased by up to $250.0 million. We may select interest rates for the Facilities equal to (i) LIBOR plus an applicable margin or (ii) a base rate plus an applicable margin, which in each case is determined based on our credit rating. We pay a facility fee on the Aggregate Revolving Commitment, whether drawn or undrawn, which is determined based on our credit rating. Any proceeds from borrowings under the Facilities may be used for general corporate purposes.

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

The New Credit Agreement also contains certain negative covenants that limit, among other things, our ability to pay dividends, permit certain of our subsidiaries to incur debt, incur liens, make fundamental changes, sell assets, undertake transactions with affiliates or undertake sale and leaseback transactions. The Facilities are subject to acceleration upon certain specified events of default, including failure to make timely payments, breaches of representations or covenants or a change of control, as such term is defined in the New Credit Agreement.

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

On October 10, 2012, we borrowed $300.0 million under the Term Facility to finance, in part, the repayment of all the outstanding $400.0 million principal amount of Convertible Senior Notes and accrued and unpaid interest thereon. In June 2014, we borrowed $300.0 million under the New Revolving Credit Facility to partially finance our acquisitions of AMX and yurbuds. Refer to Note 2—Acquisitions for more information.

At June 30, 2014, there was $300.0 million of outstanding borrowings and approximately $4.6 million of outstanding letters of credit under the New Revolving Credit Facility and $255.0 million of outstanding borrowings under the Term Facility, of which $35.6 million is included in our Consolidated Balance Sheet as Current portion of long-term debt and $219.4 million is classified as Long-term debt. At June 30, 2014, unused available credit under the New Revolving Credit Facility was $445.4 million. In connection with the New Credit Agreement, we incurred $6.1 million of fees and other expenses which are included within Other assets in our Consolidated Balance Sheet at June 30, 2014. These costs will be amortized over the term of the New Credit Agreement to Interest expense, net in our Consolidated Statements of Income on a straight-line basis. In addition, during the year ended June 30, 2013, we wrote off $1.1 million of debt issuance costs, to Interest expense, net, associated with the Credit Agreement, which represented the portion of these costs that were attributed to the Credit Agreement.

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

Long-Term Debt and Current Portion of Long-Term-Debt

At June 30, 2014 and 2013, long-term debt and current portion of long-term debt consisted of the following:

	Fair Value at June 30, 2014	Book Value at June 30, 2014	Fair Value at June 30, 2013	Book Value at June 30, 2013
Borrowings under revolving credit facility	$300,000	$300,000	$0	$0
Term facility	255,000	255,000	285,000	285,000
Other obligations	32	32	43	43

Total debt	555,032	555,032	285,043	285,043
Less: current portion of long-term debt	(35,625)	(35,625)	(30,000)	(30,000)

Total long-term debt	$519,407	$519,407	$255,043	$255,043

At June 30, 2014, long-term debt maturing in each of the next five fiscal years and thereafter is as follows:

2015	$35,625
2016	43,157
2017	135,000
2018	341,250
2019	0
Thereafter	0

Total	$555,032

If we do not meet the forecast in our budgets, we could violate our debt covenants and, absent a waiver from our lenders or an amendment to the New Credit Agreement, we could be in default under the New Credit Agreement. As a result, our debt under the New Credit Agreement could become due, which would have a material adverse effect on our financial condition and results of operations. As of June 30, 2014, we were in compliance with all the financial covenants of the New Credit Agreement.

Interest expense is reported net of interest income in our Consolidated Statements of Income. Interest expense, net was $8.0 million, $12.9 million and $20.1 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively. Gross interest expense was $10.1 million, $15.3 million and $27.0 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively. The non-cash portion of interest expense was $2.2 million, $8.5 million and $19.1 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively. The cash portion of gross interest expense was $7.9 million, $6.8 million and $7.9 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively. Interest income was $2.1 million, $2.4 million and $6.9 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

Non-cash interest expense for the fiscal year ended June 30, 2014 relates to the amortization of debt issuance costs on the New Credit Agreement. Non-cash interest expense for the fiscal year ended June 30, 2013 relates to the amortization of debt issuance costs on the New Credit Agreement, amortization of the debt discount and debt issuance costs on the Convertible Senior Notes and amortization of debt issuance costs on the Credit Agreement. Non-cash interest expense for the fiscal year ended June 30, 2012 relates to amortization of the debt discount and debt issuance costs on the Convertible Senior Notes and amortization of debt issuance costs on the Credit Agreement.

Cash interest expense in the fiscal year ended June 30, 2014 primarily relates to interest on the New Credit Agreement and our short-term borrowings. Cash interest expense in the fiscal year ended June 30, 2013 primarily relates to interest on the New Credit Agreement, the Convertible Senior Notes, the Credit Agreement and our short-term borrowings. Cash interest expense in the fiscal year ended June 30, 2012 primarily relates to interest on the Convertible Senior Notes, the Credit Agreement and our short-term borrowings.

Interest income primarily relates to interest earned on our cash and cash equivalents, short-term investment balances and the variances from year to year are due to fluctuations in those balances and changes in interest rates.

Cash paid for interest, net of cash received was $6.5 million, $6.8 million and $3.1 million in the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

Note 10—Derivatives

We are exposed to market risk from changes in foreign currency exchange rates and interest rates, which could affect our operating results, financial condition and cash flows. We manage our exposure to these risks through our regular operating and financial activities and, when appropriate, through the use of derivative financial instruments. These derivative instruments are utilized to hedge economic exposures, as well as to reduce earnings and cash flow volatility resulting from shifts in market rates. We enter into limited types of derivative contracts, including foreign currency spot and forward and as well as interest rate swap contracts, to manage foreign currency and interest rate exposures. Our primary foreign currency exposure is the Euro. The fair market values of all our derivative contracts change with fluctuations in interest rates and currency rates and are designed so that any changes in their values are offset by changes in the values of the underlying exposures. Derivative financial instruments are held solely as risk management tools and not for trading or speculative purposes.

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

At June 30, 2014 and 2013, we had outstanding foreign exchange contracts, primarily forward contracts, which are summarized below:

	June 30, 2014		June 30, 2013
	Gross Notional Value	Fair Value Asset/ (Liability)(1)	Gross Notional Value	Fair Value Asset/ (Liability)(1)
Currency Hedged (Buy/Sell):
U.S. Dollar/Euro	$1,558,950	$(21,418)	$540,264	$13,900
Euro/U.S. Dollar	214,781	1,077	191,978	(304)
U.S. Dollar/Indian Rupee	35,000	(583)	0	0
Euro/Russian Rubles	8,828	(141)	0	0
Euro/Brazilian Real	8,490	(123)	0	0
U.S. Dollar/Brazilian Real	5,052	(95)	0	0
Swiss Franc/U.S. Dollar	0	0	40,214	(596)
British Pound/Swiss Franc	0	0	12,778	91
Japanese Yen/Euro	0	0	16,341	(55)
British Pound/U.S. Dollar	0	0	9,128	(164)

Total	$1,831,101	$(21,283)	$810,703	$12,872

(1)	Represents the net receivable/(payable) included in our Consolidated Balance Sheets.

Cash Flow Hedges

We designate a portion of our foreign exchange contracts as cash flow hedges of foreign currency denominated purchases. As of June 30, 2014 and June 30, 2013, we had $1,467.7 million and $479.8 million of forward contracts maturing through June 2018 and June 2014, respectively. These contracts are recorded at fair value in the accompanying Consolidated Balance Sheets. During the fiscal year ended June 30, 2014, we changed our election to now include forward points in our effectiveness assessment. Prior to this change, the changes in fair value for these contracts were calculated on a spot to spot rate basis. Effective September 30, 2013, the changes in fair value for these contracts are calculated on a forward to forward rate basis. These changes in fair value are reported in AOCI and are reclassified to either Cost of sales or SG&A, depending on the nature of the underlying asset or liability that is being hedged, in our Consolidated Statements of Income, in the period or periods during which the underlying transaction occurs.

Changes in the fair value of the derivatives are highly effective in offsetting changes in the cash flows of the hedged items because the amounts and the maturities of the derivatives approximate those of the forecasted exposures. Any ineffective portion of the derivative is recognized in the current period in our Consolidated Statements of Income, in the same line item in which the foreign currency gain or loss on the underlying hedged transaction was recorded. We recognized $2.0 million of ineffectiveness in our Consolidated Statement of Income in the fiscal year ended June 30, 2014 and less than $0.1 million of ineffectiveness in our Consolidated Statements of Income for each of the fiscal years ended June 30, 2013 and 2012. Prior to September 30, 2013, all components of each derivative’s gain or loss, with the exception of forward points (see below), were included in the assessment of hedge ineffectiveness. Effective September 30, 2013, we changed our election and now include forward points in our effectiveness assessment. At June 30, 2014 and 2013, the fair values of these contracts were a net liability of $19.9 million and a net asset of $11.6 million, respectively. The amount associated with these hedges that is expected to be reclassified from AOCI to earnings within the next 12 months is a loss of $6.9 million.

Prior to September 30, 2013 we elected to exclude forward points from the effectiveness assessment. At the end of the reporting period, we calculated the excluded amount, which is the fair value relating to the change in forward points that is recorded in current earnings as Foreign exchange losses, net in our Consolidated Statements of Income. For the fiscal years ended June 30, 2014, 2013 and 2012, we recognized $0.6 million of net gains, $2.7 million of net gains, and $4.3 million in net losses related to the change in forward points, respectively.

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

Economic Hedges

When hedge accounting is not applied to derivative contracts, or after former cash flow hedges have been de-designated as balance sheet hedges, we recognize the gain or loss on the associated contracts directly in current period earnings in our Consolidated Statements of Income as either Foreign exchange losses, net or Cost of sales according to the underlying exposure. As of June 30, 2014 and 2013, we had $363.4 million and $330.9 million, respectively, of forward contracts maturing through December 2014 and October 2013, respectively, in various currencies to hedge foreign currency denominated intercompany loans and other foreign currency denominated assets. At June 30, 2014 and 2013, the fair values of these contracts were net liabilities of $1.4 million and net assets of $1.2 million, respectively. Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans and other foreign denominated assets in Foreign exchange losses, net in our Consolidated Statements of Income.

Interest Rate Risk Management

We had one interest rate swap contract which matured on September 30, 2013 with a notional amount of $19.7 million at June 30, 2013, in order to manage our interest rate exposure and effectively convert interest on an operating lease from a variable rate to a fixed rate. The objective of the swap was to offset changes in rent expenses caused by interest rate fluctuations. The interest rate swap contract was designated as a cash flow hedge. At the end of each reporting period, the discounted fair value of the swap contract was calculated and recorded in AOCI and reclassified to rent expense, within SG&A in our Consolidated Statements of Income, in the then current period. If the hedge was determined to be ineffective, the ineffective portion would have been reclassified from AOCI and recorded as rent expense, within SG&A. We recognized an immaterial amount of ineffectiveness in our Consolidated Statements of Income in each of the fiscal years ended June 30, 2014, 2013 and 2012. All components of the derivative were included in the assessment of the hedges’ effectiveness.

Fair Value of Derivatives

The following tables provide a summary of the fair value amounts of our derivative instruments as of June 30, 2014 and 2013:

		Fair Value
	Balance Sheet Location	June 30, 2014	June 30, 2013
Derivatives Designated as Cash Flow Hedges, Gross:
Other assets:
Foreign exchange contracts	Other current assets	$1,141	$11,812
Other liabilities:
Foreign exchange contracts	Accrued liabilities	$20,997	$169
Interest rate swap	Accrued liabilities	$0	$320

Total liabilities		$20,997	$489

Net (liability)/asset for derivatives designated as hedging instruments		$(19,856)	$11,323

Derivatives Designated as Economic Hedges, Gross:
Other assets:
Foreign exchange contracts	Other current assets	$1,094	$3,069
Other liabilities:
Foreign exchange contracts	Accrued liabilities	$2,521	$1,840

Net (liability)/asset for economic hedges:		$(1,427)	$1,229

Total net derivative (liability)/asset		$(21,283)	$12,552

Derivative Activity:

The following tables show derivative activity for derivatives designated as cash flow hedges for the years ended June 30, 2014, 2013 and 2012:

Derivative	Location of Derivative Gain/(Loss) Recognized in Income	Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)			Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion)			Gain/(Loss) from Amounts Excluded from Effectiveness Testing
		Year Ended June 30,
		2014	2013	2012	2014	2013	2012	2014	2013	2012
Foreign exchange contracts	Cost of sales	$(8,980)	$25,798	$10,932	$(2,048)	$0	$0	$0	$0	$2
Foreign exchange contracts	SG&A	(206)	833	586	0	0	0	0	0	0
Foreign exchange contracts	Foreign exchange losses, net	0	0	0	0	0	0	588	2,721	(4,258)
Interest rate swap	SG&A	(192)	(766)	(624)	(1)	(4)	(7)	0	0	0

Total cash flow hedges		$(9,378)	$25,865	$10,894	$(2,049)	$(4)	$(7)	$588	$2,721	$(4,256)

Derivative	Gain/(Loss) Recognized in AOCI (Effective Portion)
	Year Ended June 30,
	2014	2013	2012
Foreign exchange contracts	$(37,714)	$(1,089)	$79,819
Interest rate swap	35	(76)	(449)

Total cash flow hedges	$(37,679)	$(1,165)	$79,370

The following table summarizes gains and losses from our derivative instruments that are not designated as hedging instruments for the years ended June 30, 2014, 2013 and 2012:

Derivative	Location of Derivative Gain/(Loss)	Year Ended June 30,
		2014	2013	2012
Foreign exchange contracts	Cost of sales	$(5,536)	$(3,927)	$8,499
Foreign exchange contracts	Foreign exchange losses, net	$10,882	$963	$(7,560)

Note 11—Fair Value Measurements

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

The following table provides the fair value hierarchy for assets and liabilities measured on a recurring basis.

	Fair Value at June 30, 2014			Fair Value at June 30, 2013
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets/(Liabilities)
Short-term investments	$0	$0	$0	$10,008	$0	$0
Available-for-sale securities	2,472	0	0	2,149	0	0
Foreign exchange contracts	0	(21,283)	0	0	12,872	0
Interest rate swap	0	0	0	0	(320)	0
Pension assets	6,641	0	0	6,801	0	0
Contingent consideration	0	0	(7,328)	0	0	(288)

Net asset/(liability)	$9,113	$(21,283)	$(7,328)	$18,958	$12,552	$(288)

	Total Gains (Losses) for the Year Ended June 30,
Description	2014	2013	2012
(Loss) gain on contingent consideration	$(73)	$22,100	$0
Loss on available-for-sale securities	0	(5,933)	0

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

Interest Rate Swap: We use an interest rate swap to hedge market risk relating to possible adverse changes in interest rates which matured on September 30, 2013. We elected to use the income approach to value our interest rate swap contract, which uses observable Level 2 inputs at the measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted). Level 2 inputs for the swap contract valuation are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR, for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates) at commonly quoted intervals, and credit risk. These key inputs, including the LIBOR cash rates for very short-term, futures rates for up to two years, and LIBOR swap rates beyond the derivative maturity are used to construct the swap yield curve and discount the future cash flows to present value at the measurement date. If the interest rate swap contract is a derivative asset, a credit default swap basis available at commonly quoted intervals can be collected from Bloomberg and applied to all cash flows. If the interest rate swap contract is a derivative liability, we are required to reflect potential credit risk to lenders using a borrowing rate specific to our Company. Refer to Note 10—Derivatives, for more information regarding our derivative financial instruments.

Pension Assets: Our pension assets have been valued using Level 1 inputs as quoted prices in an active market exist for these assets. Refer to Note 17—Retirement Benefits for more information.

Contingent Consideration: A portion of our contingent consideration is associated with an earn-out related to our acquisition of yurbuds. We use a discounted cash flow approach (a form of the income approach) in determining the fair value of the contingent consideration. The principal inputs to the approach include our expectations of yurbuds Gross Profit, through June 30, 2017 and a discount rate that begins with our weighted average cost of capital and adjusts for the risks associated with the underlying yurbuds Gross Profit outcome, the functional form of the payout and our credit risk associated with making the payment.

A portion of our contingent consideration is associated with an earn-out related to our acquisition of Duran. We use a probability-weighted discounted cash flow approach (a form of the income approach) in determining the fair value of the contingent consideration. The principal inputs to the approach include our expectations of Duran Gross Profit related to the sale of certain specified products through June 30, 2020 and a discount rate that begins with our weighted average cost of capital and adjusts for the risks associated with the underlying Duran Gross Profit outcome, the functional form of the payout and our credit risk associated with making the payment.

We also have contingent consideration associated with an earn-out related to the acquisition of substantially all of the assets of Interchain. We calculate the contingent consideration based on the probability of actual revenue performance. During the fiscal year ended June 30, 2013, we revised our estimate of the contingent consideration liability related to the acquisition of MWM Acoustics and reduced the liability by $22.1 million to a balance of zero, which was recognized within SG&A in our Consolidated Statements of Income. At June 30, 2014, we prepared our final calculation of the contingent consideration liability and confirmed our expectation that none of the earn-out was achieved.

Given the use of significant inputs that are not observable in the market, our contingent consideration is classified within Level 3 of the fair value hierarchy. Refer to Note 2—Acquisitions for more information.

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

			Total Losses for the Year Ended, June 30,
Description of Assets	June 30, 2014	June 30, 2013	2014	2013	2012
Equity method investments	$3,578	$1,660	$0	$0	$0
Goodwill	540,952	234,342	0	0	0
Long-lived assets	691,887	485,296	(687)	(658)	(565)

Total	$1,236,417	$721,298	$(687)	$(658)	$(565)

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

Goodwill: Goodwill is evaluated for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. This asset is included in Level 3. Refer to Note 8— Goodwill and Intangible Assets, Net for more information.

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

Note 12—Leases

At June 30, 2014, we are obligated for the following minimum lease commitments under terms of our operating lease agreements:

Operating Leases
2015	$30,882
2016	29,993
2017	21,911
2018	20,372
2019	17,033
Thereafter	41,985

Total minimum lease payments	162,176

Operating lease expense was $51.2 million, $49.3 million and $40.5 million for each of the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

Note 13—Income Taxes

Income before income taxes for the fiscal years ended June 30, 2014, 2013 and 2012 were as follows:

	Year Ended June 30,
	2014	2013	2012
Domestic income	$129,653	$110,136	$63,411
Foreign income	177,742	64,134	197,742

Income before income taxes	$307,395	$174,270	$261,153

Income tax expense (benefit), net for the fiscal years ended June 30, 2014, 2013 and 2012 consisted of the following:

	Year Ended June 30,
	2014	2013	2012
Current:
Federal	$13,927	$6,416	$1,679
State	2,703	2,315	1,061
Foreign	24,940	15,415	28,178

Current income tax expense, net	41,570	24,146	30,918
Deferred:
Federal	36,371	23,186	(105,823)
State	1,581	(11,703)	(8,553)
Foreign	(6,912)	(3,900)	15,070

Deferred income tax expense (benefit), net	31,040	7,583	(99,306)

Income tax expense (benefit), net	$72,610	$31,729	$(68,388)

Cash paid for Federal, state and foreign income taxes were $28.0 million, $24.3 million and $24.3 million during the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

The tax provisions and analysis of effective income tax rates for the fiscal years ended June 30, 2014, 2013 and 2012 consisted of the following:

	Year Ended June 30,
	2014	2013	2012
Provision for Federal income taxes before credits at statutory rate	$107,588	$60,995	$91,404
State income taxes	2,785	986	2,124
Difference between Federal statutory rate and foreign effective rate	(43,020)	(33,209)	(22,240)
Expenses not deductible for tax purposes and other	5,236	4,000	12,444
Tax benefit from U.S. production activities	(3,263)	(3,879)	(3,704)
Change in valuation allowance	(1,263)	2,874	(124,211)
Change in uncertain tax positions	9,189	5,035	(1,937)
Difference between Federal and financial tax accounting for equity compensation	2,169	2,053	896
Federal income tax credits	(5,515)	(7,592)	(22,144)
Other	(1,296)	466	(1,020)

Income tax expense (benefit), net	$72,610	$31,729	$(68,388)

Deferred taxes are recorded based upon differences between the financial statement basis and tax basis of assets and liabilities and available tax loss and credit carryforwards. At June 30, 2014 and 2013, deferred taxes consisted of the following:

	June 30,
Assets/(Liabilities)	2014	2013
Federal and state tax credits	$90,176	$112,937
Deferred interest and loss carryforwards	74,845	77,522
Inventory costing differences	13,935	10,076
Capitalized research and development	91,644	106,935
Fixed assets	0	9,261
Amortization of share-based compensation	13,525	15,440
Pension liability and other	46,934	42,795
Financial instruments	4,688	0
Reserves and other	54,507	35,814

Deferred tax assets, gross	390,254	410,780
Less valuation allowance	(65,462)	(63,947)

Deferred tax assets, net of valuation allowance	324,792	346,833
Fixed assets	(2,140)	0
Intangible assets	(51,922)	(6,843)
Financial instruments	0	(2,965)

Deferred tax liability, gross	(54,062)	(9,808)

Net deferred tax asset	$270,730	$337,025

The above amounts are classified as current or long-term in the Consolidated Balance Sheets in accordance with the asset or liability to which they relate or, when applicable, based on the expected timing of the reversal. The net current deferred tax assets of $120.0 million and $91.0 million are recorded in Other current assets in the Consolidated Balance Sheets at June 30, 2014 and 2013, respectively. The net current deferred tax liabilities of $1.0 million and $1.9 million are recorded in Other current liabilities in the Consolidated Balance Sheets at June 30, 2014 and 2013, respectively. A net non-current deferred tax liability of $18.8 million and $12.8 million is recorded in Other non-current liabilities in the Consolidated Balance Sheets at June 30, 2014 and 2013, respectively.

The deferred tax assets for the respective periods were assessed for recoverability and, where applicable, a valuation allowance was recorded to reduce the total deferred tax asset to an amount that will, more likely than not, be realized in the future. The net total valuation allowance for the fiscal year ended June 30, 2014 was $65.5 million. At June 30, 2014, the valuation allowance is comprised of $19.7 million recorded against deferred tax assets for foreign deferred interest; $7.0 million recorded against state deferred tax assets and $38.8 million recorded against foreign loss carryforwards. At June 30, 2013, the valuation allowance is comprised of $18.8 million recorded against deferred tax assets for foreign deferred interest; $7.2 million recorded against state deferred tax assets and $37.9 million recorded against foreign loss carryforwards.

During fiscal year 2014 there was a net increase of $1.5 million in the total valuation allowance. We recognized a non-cash tax benefit of $(1.3) million on the Consolidated Statements of Income and $2.8 million was recorded to cumulative translation adjustment within other comprehensive income on the Consolidated Balance Sheet. We have reflected this non-cash tax benefit in the tax provision which has increased net income for fiscal year 2014. If future operating and business conditions were to differ significantly, we would reassess the ability to realize the net deferred tax assets. If it were to become more likely than not that we would not be able to realize the deferred tax assets, then all or a portion of the valuation allowance may need to be re-established, which would result in a charge to tax expense.

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

As of June 30, 2014, the deferred tax assets for tax credit carryforwards are comprised of U.S. foreign tax credits in the amount of $32.5 million with an expiration period between 2016 through 2024; Alternative minimum tax credits of $1.4 million with no expiration and U.S. Federal and state research and experimentation credits in the amount of $41.2 million and $15.1 million, respectively. The U.S. Federal research and experimentation credits expire between 2026 through 2034. Of the state research and experimentation credits, $5.1 million expire between 2015 through 2028 and $10.0 million have no expiration period.

As of June 30, 2014, the deferred tax asset for deferred interest and loss carryforwards are comprised of foreign deferred interest carryforwards of $32.3 million with no expiration period; foreign net operating loss carryforward of $41.4 million with no expiration period and U.S. Federal and state net operating loss carryforwards of $1.1 million with an expiration period of 2014 through 2030.

As of June 30, 2014, we have approximately $894.7 million of unremitted foreign earnings. U.S. deferred taxes have not been provided on all of these earnings because they are intended to be permanently reinvested. Such earnings would be subject to U.S. taxation if repatriated to the U.S. The determination of the amount of unrecognized deferred tax liability associated with the permanently reinvested cumulative undistributed earnings is not practicable.

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

Changes in the total amount of gross unrecognized tax benefits, including penalties, are as follows:

	2014	2013
Balance, beginning of year	$35,206	$34,200
Increases based on tax positions related to the current year	2,103	2,718
Decreases based on tax positions related to the current year	(515)	(233)
Increases identified during the current year related to prior years	13,182	1,884
Decreases identified during the current year related to prior years	(5,445)	0
Reclassification	0	(772)
Decreases related to settlement with taxing authorities	0	(1,687)
Reductions to unrecognized benefits as a result of a lapse of the applicable statute of limitations	(330)	(430)
Foreign currency translation	8	(474)

Balance, end of year	$44,209	$35,206

The unrecognized tax benefits at June 30, 2014 are permanent in nature and, if recognized, would reduce our effective tax rate. We periodically reevaluate the recognition and measurement threshold of our uncertain tax positions based on new or additional evidence such as tax authority administrative pronouncements, rulings and court decisions. The ultimate settlement however, may be materially different from the amount accrued. Our significant jurisdictions are Germany, Brazil, Austria and the U.S. The tax years currently under examination by the German revenue authorities are fiscal years 2005 through 2010. The tax year currently under examination by the Brazilian tax authorities is fiscal year 2008. Austria is not under examination for any tax year. The tax years currently under examination by the United States Internal Revenue Service (“IRS”) are fiscal years 2006, 2007 and 2012. We have received some proposed changes by the German revenue authorities and the IRS. Although the final resolution of the proposed adjustments is uncertain, we believe that the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations and cash flows. While we expect the amount of unrecognized tax benefits to change, we are unable to quantify the change at this time.

Of our unrecognized tax benefits, $14.7 million is included in Other non-current liabilities; $4.3 million is included in Income taxes payable and $25.2 million has reduced our Deferred tax assets, long-term, in our Consolidated Balance Sheet at June 30, 2014.

We recognize interest related to unrecognized tax benefits in Income tax expense (benefit) in our Consolidated Statements of Income. As of June 30, 2014, the amount accrued for interest is $2.3 million.

Note 14—Shareholders’ Equity and Share-Based Compensation

Preferred Stock

As of June 30, 2014 and 2013, we had no shares of preferred stock outstanding. We are authorized to issue 5 million shares of preferred stock, $0.01 par value.

Common Stock

We have 200 million authorized shares of common stock, $0.01 par value. At June 30, 2014 and 2013, we had 98,408,042 and 97,044,572 shares issued; 30,319,785 and 28,992,092 shares in treasury stock and 68,088,257 and 68,052,480 shares outstanding (net of treasury stock), respectively.

Share Buyback Program

On October 26, 2011, our Board of Directors authorized the repurchase of up to $200 million of our common stock under the Buyback Program. The Buyback Program allowed us to purchase shares of our common stock in accordance with applicable securities laws on the open market, or through privately negotiated transactions. We entered into an agreement with an external broker that provided the structure under which the program was facilitated, which expired on October 25, 2012. The Buyback Program was set to expire on October 26, 2012, but on October 23, 2012 our Board of Directors approved an extension of the Buyback Program through October 25, 2013. On June 19, 2013 we entered into a new agreement with an external broker which expired on October 25, 2013 (the “10b5-1 Plan”). On June 26, 2013, our Board of Directors authorized the repurchase of up to an additional $200 million of our common stock under the New Buyback Program which expired on June 26, 2014. On August 26, 2013 we amended the 10b5-1 Plan to incorporate both board authorizations up until each of their respective expiration dates (the “Amended 10b5-1 Plan”). The Amended 10b5-1 Plan expired on June 25, 2014. During the fiscal year ended June 30, 2014, we repurchased 1,327,693 shares at a cost of $90.8 million for a total cumulative buyback of 4,719,968 shares at a cost of $220.1 million under the Buyback Program and the New Buyback Program.

The Buyback Program and the New Buyback Program have expired and therefore no additional shares may be repurchased under such programs. We will determine the timing and the amount of any future buyback programs based on an evaluation of market conditions, share price and other factors.

Share-Based Compensation

On June 30, 2014 we had one share-based plan with shares available for future grants, the 2012 Stock Option and Incentive Plan (the “2012 Plan”), which is described below. The compensation expense for share-based compensation was $28.6 million, $17.6 million and $17.4 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively. The total income tax benefit recognized in our Consolidated Statements of Income for share-based compensation arrangements was $6.6 million, $4.1 million and $5.6 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively. Share-based compensation was higher for the fiscal year ended June 30, 2014 compared to the prior fiscal year due to an increase in expense related to performance awards. Share-based compensation expense was flat for the year ended June 30, 2013 compared to the prior fiscal year.

2012 Plan

On December 7, 2011 (the “Effective Date”), our shareholders approved the 2012 Stock Option and Incentive Plan (the “2012 Plan”), which is effective through December 7, 2021. As of the Effective Date, no further grants may be granted under our former plan, the Amended and Restated 2002 Stock Option and Incentive Plan, as amended (the “2002 Plan” and together with the 2012 Plan, the “Plans”). On December 4, 2013, we amended the 2012 Plan to (i) increase the number of shares available under the 2012 Plan for the grant of future awards by 2,869,821 shares to an aggregate amount not to exceed 7,269,821 shares of our common stock and (ii) modified certain share counting provisions related to the definition of a full-value grant from 1.71 to 1.5 (“Full-Value Grant”). The 2012 Plan provides for two types of awards: (i) a Full-Value Grant under which one award shall reduce the shares available for grant under the 2012 Plan by 1.71 shares if granted prior to December 4, 2013 or 1.5 shares if granted on or after December 4, 2013, and (ii) an option or stock appreciation right grant, under which one award shall reduce the shares available for grant under the 2012 Plan by one share. Shares may be issued as original issuances, treasury shares or a combination of both. Option awards are granted with an exercise price equal to the market price of our stock on the date of the grant. The option awards generally vest over three to five years of continuous service commencing one year from the date of the grant and expire after ten years. During the fiscal year ended June 30, 2014, 455,626 options to purchase shares of our common stock, 459,140 stock-settled restricted stock units, 613 cash-settled restricted stock units and 5,515 cash-settled stock appreciation rights were granted under the 2012 Plan. As of June 30, 2014, there were 4,542,735 shares available for grant under the 2012 Plan.

2002 Plan

Prior to the Effective Date, we had one share-based compensation plan with shares available for grants, the 2002 Plan. On December 8, 2010, we amended the 2002 Plan to increase the number of shares available under the 2002 Plan for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units by 1,100,000 to an aggregate amount not to exceed 7,860,000 shares of our common stock. Under the 2002 Plan, shares were permitted to be issued as original issuances, treasury shares or a combination of both. Option awards were granted with an exercise price equal to the market price of our stock on the date of the grant. The option awards granted under the 2002 Plan generally vest over three to five years of continuous service commencing one year from the date of the grant and expire after ten years. During the fiscal year ended June 30, 2014, there were no options to purchase shares of our common stock or restricted stock units granted under the 2002 Plan. At June 30, 2014, there were no shares available for grant under the 2002 Plan.

Restricted Stock Awards

A grant of restricted stock involves the immediate transfer of ownership of a specified number of shares of common stock with a “substantial risk of forfeiture” for a period of at least three years. A participant who receives a restricted stock grant is immediately entitled to voting, dividend and certain other share ownership rights associated with the underlying shares of common stock. At June 30, 2014, no shares of restricted stock were outstanding.

Restricted Stock Units

A grant of restricted stock units involves an agreement by our Company to deliver a specified number of shares of common stock or cash to the participant when the award vests. A participant has no ownership or voting rights associated with the underlying shares of common stock. Our Board of Directors may, at its discretion, authorize the payment of dividend equivalents on the restricted stock units. At June 30, 2014, a total of 1,546,557 restricted stock units were outstanding, all of which were granted under the Plans.

Stock Appreciation Rights

Stock appreciation rights allow the holders to receive 100 percent of the spread between the option price and the fair market value of the shares on the date of exercise. The performance period will not be less than three years. We granted 5,515 and 7,281 stock appreciation rights in fiscal years 2014 and 2013, respectively, under the 2012 Plan. At June 30, 2014, a total of 12,517 stock appreciation rights were outstanding.

Fair Value Determination

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions noted in the following table.

	Year Ended June 30,
	2014	2013	2012
Expected volatility	32.7—55.4%	41.8—60.3%	48.8—66.2%
Weighted-average volatility	45.8%	50.0%	59.1%
Expected annual dividend	$1.20	$0.60	$0.30
Expected term (in years)	2.05—4.66	2.32—6.25	1.70—5.54
Risk-free rate	0.3—1.8%	0.2—1.0%	0.2—1.0%

Groups of option holders (directors, executives and non-executives) that have similar historical behavior are considered separately for valuation purposes. Expected volatilities are based on historical closing prices of our common stock over the expected option term.

We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived using the option valuation model and represents the estimated period of time from the date of grant that the option is expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected annual dividend was applicable for grants in fiscal years 2014, 2013 and 2012, as dividends were declared in all quarters of fiscal years 2014, 2013 and 2012.

Stock Option Activity

A summary of option activity under our Plans as of and for the fiscal year ended June 30, 2014 is presented below:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2013	2,124,032	57.67	6.29	$21,077
Granted	455,626	66.92
Exercised	(1,030,452)	50.10
Forfeited or expired	(129,608)	60.10

Outstanding at June 30, 2014	1,419,598	65.90	6.70	$62,204

Exercisable at June 30, 2014	554,972	$83.10	4.04	$16,749

The weighted-average grant-date fair value of options granted during the fiscal years ended June 30, 2014, 2013 and 2012 was $20.80, $15.87 and $14.30, respectively. The total intrinsic value of options exercised during the fiscal years ended June 30, 2014, 2013 and 2012 was $33.7 million, $8.9 million and $7.0 million, respectively.

Modification of Certain Stock Option Awards

Prior to fiscal year 2011, certain of the award agreements under the 2002 Plan stated that vested options not exercised were forfeited upon termination of employment for any reason other than death or disability. However, such award agreements provided that the Compensation and Option Committee of our Board of Directors (the “Compensation and Option Committee”) could extend the time period to exercise vested options 90 days beyond the employment termination date for certain employees. During each of the fiscal years ended June 30, 2014, 2013 and 2012, the Compensation and Option Committee used this authority. This action represented a modification of the terms or conditions of an equity award and therefore was accounted for as an exchange of the original award for a new award. Incremental share-based compensation cost for the excess of the fair value of the new award over the fair value of the original award was immaterial.

Restricted Stock Units

In the fiscal year ended June 30, 2014, we granted 130,616 restricted stock units with earnings per share (“EPS”) performance conditions, and 130,641 restricted stock units with market conditions under the 2012 Plan. Additionally, both the restricted stock units with EPS performance conditions and the restricted stock units with market conditions, secondarily vest based on the achievement of a return on invested capital (“ROIC”) performance condition, specifically, the achievement of a certain average ROIC level over fiscal years 2014 through 2016. The restricted stock units with EPS performance conditions cliff vest three years from the date of grant based on the achievement of certain cumulative EPS levels from fiscal years 2014 through 2016. The restricted stock units with market conditions cliff vest three years from the date of grant based on a comparison of our total shareholder return (“TSR”) to the TSR of a selected peer group of publicly listed multinational companies. The grant date fair value of the restricted stock units with market conditions of $6.0 million was calculated using a Monte Carlo simulation model. Compensation expense is recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the applicable targets will be met for the performance conditions, which is reassessed each reporting period.

In the fiscal year ended June 30, 2013, we granted 97,733 restricted stock units with EPS performance conditions, 97,733 restricted stock units with ROIC performance conditions and 97,733 restricted stock units with market conditions, under the 2012 Plan. The restricted stock units with EPS performance conditions cliff vest three years from the date of grant based on the achievement of certain cumulative EPS levels from fiscal years 2013 through 2015. The restricted stock units with ROIC conditions cliff vest three years from the date of grant based on the achievement of a certain average ROIC level over fiscal years 2013 through 2015. The restricted stock units with market conditions cliff vest three years from the date of grant based on a comparison of our TSR to the TSR of a selected peer group of publicly listed multinational companies. The grant date fair value of the restricted stock units with market conditions of $3.7 million was calculated using a Monte Carlo simulation model. Compensation expense, for both the restricted stock units with performance conditions and the restricted stock units with market conditions, is recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the applicable targets will be met for awards with performance conditions, which is reassessed each reporting period.

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

We granted 191,721 restricted stock units with EPS performance conditions and 191,715 restricted stock units with market conditions in the fiscal year ended June 30, 2011, under the 2002 Plan. These restricted stock units cliff vested in September 2013. Compensation expense, for both the restricted stock units with performance conditions and the restricted stock units with market conditions, was recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the applicable targets would be met, for awards with performance conditions. Approximately 41 percent of the restricted stock units with EPS performance conditions vested and 100 percent of the restricted stock units with market conditions vested based on the actual attainment of certain targets.

In the fiscal years ended June 30, 2014, 2013 and 2012, we also granted 183,343, 232,617 and 281,711, respectively, time vested restricted stock units, without performance or market conditions, that vest three years from the date of grant, and 14,540, 41,037 and 29,790, respectively, time vested restricted stock units, without performance or market conditions that vest ratably over the three-year vesting period under the Plans.

In the fiscal years ended June 30, 2014, 2013 and 2012, we granted 613, 970 and 1,150 cash-settled restricted stock units, respectively, under the 2012 Plan. These restricted stock units are accounted for as liability awards and are recorded at the fair value at the end of the reporting period in accordance with their vesting schedules. During the year ended June 30, 2014, none of these restricted stock units were settled. At June 30, 2014, 2013 and 2012, 2,632, 2,120 and 1,150 cash-settled restricted stock units were outstanding, respectively.

In January and September 2008, we granted 34,608 and 28,344 cash-settled restricted stock units, respectively, outside the 2002 Plan. These restricted stock units are accounted for as liability awards and are recorded at the fair value at the end of the reporting period in accordance with their vesting schedules. During the fiscal years ended June 30, 2014, 2013 and 2012 0, 1,608 and 1,608 of these restricted stock units were settled, respectively, at a cost of $0, $0.1 million and $0.1 million, respectively. At June 30, 2014 and 2013, no cash-settled restricted stock units, granted outside the 2002 Plan were outstanding.

A summary of equity classified restricted stock unit activity as of and for the fiscal year ended June 30, 2014 is presented below:

Restricted Stock Units
Non-vested at June 30, 2013	1,750,315
Granted	459,140
Vested	(522,191)
Forfeited	(143,339)

Non-vested at June 30, 2014	1,543,925

At June 30, 2014 the aggregate intrinsic value of equity classified restricted stock units was $165.9 million. As of June 30, 2014, there was $34.5 million of total unrecognized compensation cost related to equity classified restricted stock unit compensation arrangements. The weighted average recognition period was 1.1 years.

Stock Appreciation Rights

A summary of cash-settled stock appreciation rights as of and for the fiscal year ended June 30, 2014 is presented below:

Shares
Non-vested at June 30, 2013	12,666
Granted	5,515
Vested	(5,081)
Forfeited	(1,069)

Non-vested at June 30, 2014	12,031

Exercisable	486

These stock appreciation rights are accounted for as liability awards and are recorded at the fair value at the end of the reporting period in accordance with their vesting schedules. The fair value is calculated using the Black-Scholes option valuation model using assumptions consistent with our stock options.

Note 15—Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of the following:

	Year Ended June 30,
	2014		2013		2012
	Pre-Tax	Net of Tax	Pre-Tax	Net of Tax	Pre-Tax	Net of Tax
Foreign currency translation gains (losses)	$44,881	$44,881	$5,379	$5,379	$(136,240)	$(136,240)

Unrealized (losses) gains on hedging derivatives:
Gains (losses) reclassified from AOCI into income (effective portion)(1)	8,980	6,726	(25,798)	(18,412)	(10,932)	(7,892)
Gains (losses) reclassified from AOCI into income (effective portion)(2)	398	298	(67)	(48)	38	27
Gains reclassified from AOCI into income (ineffective portion)(1)	2,048	1,534	0	0	0	0
Gains reclassified from AOCI into income (ineffective portion)(2)	1	0	4	0	7	5
(Losses) gains recognized in AOCI (effective portion)	(37,679)	(28,220)	(1,165)	(831)	79,370	57,297
Other (losses) gains	(2,118)	(1,586)	33	25	58	43

Unrealized (losses) gains on hedging derivatives	(28,370)	(21,248)	(26,993)	(19,266)	68,541	49,480
Pension liability adjustment:
Amortization of prior service cost(3)	1,001	760	1,155	374	1,418	972
Amortization of net loss(3)	3,038	2,305	3,873	1,253	1,793	1,229
Expected return on plan assets(3)	(259)	(197)	(284)	(92)	(238)	(163)
Actuarial loss	(10,876)	(8,253)	(2,317)	(750)	(31,484)	(21,573)
Tax rate change(4)	0	0	0	719	0	0
Other (losses) gains(5)	(570)	(432)	692	224	(888)	(609)

Pension liability adjustment	(7,666)	(5,817)	3,119	1,728	(29,399)	(20,144)
Unrealized gains (losses) on available-for-sale securities	287	183	4,376	4,250	(120)	(120)

Other comprehensive income (loss)	$9,132	$17,999	$(14,119)	$(7,909)	$(97,218)	$(107,024)

(1)	Reclassified to Cost of sales in our Consolidated Statements of Income. Refer to Note 10—Derivatives for more information.
(2)	Reclassified to SG&A in our Consolidated Statements of Income. Refer to Note 10—Derivatives for more information.
(3)	Reclassified to SG&A in our Consolidated Statements of Income. Refer to Note 17—Retirement Benefits for more information.
(4)	Impact on deferred taxes due to tax rate changes in certain jurisdictions.
(5)	Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits included in AOCI.

AOCI: At June 30, 2014 and 2013, AOCI consisted of the following:

	June 30,
Income/(Loss):	2014	2013
Cumulative translation adjustment	$96,154	$51,273
Pension liability adjustment	(42,536)	(36,719)
Unrealized gains on hedging derivatives	(14,219)	7,029
Unrealized gains (losses) on available-for-sale securities	400	217

Total AOCI	$39,799	$21,800

We had approximately $2.5 million and $2.1 million of investments at June 30, 2014 and 2013, respectively, included in Other current assets in our Consolidated Balance Sheets that have been classified as available-for-sale securities. These securities are recorded at fair value with realized gains and losses recorded in income and unrealized gains and losses recorded in AOCI, net of taxes.

Note 16—Restructuring

Our restructuring program that is designed to improve our global footprint, cost structure, technology portfolio, human resources and internal processes continues. During fiscal years 2014, 2013 and 2012, we continued to refine existing programs and launched significant new programs focused on achieving further productivity improvements to: (i) optimize certain research and development and supply chain functions; (ii) outsource certain manufacturing capabilities; (iii) divest or sublease facilities no longer needed to support current operations and (iv) relocate certain functions to best cost countries.

A summary and components of our restructuring initiatives are presented below and include accruals for new programs as well as revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Severance Related Costs	Third Party Contractor Termination Costs	Facility Closure and Other Related Costs(3)	Asset Impairments(1)	Total
Liability, June 30, 2011	$31,762	$0	$7,860	$0	$39,622
Expense(2)	(1,008)	315	7,146	2,696	9,149
Accumulated depreciation offset	0	0	0	(2,696)	(2,696)
Payments	(8,434)	(298)	(4,169)	0	(12,901)
Foreign currency translation	(2,382)	0	2	0	(2,380)

Liability, June 30, 2012	$19,938	$17	$10,839	$0	$30,794

Expense(2)	21,297	1,076	55,405	5,337	83,115
Accumulated depreciation offset	0	0	0	(5,337)	(5,337)
Payments	(18,151)	(72)	(38,939)	0	(57,162)
Reclassified Liabilities(3)	0	0	6,889	0	6,889
Foreign currency translation	479	(7)	(346)	0	126

Liability, June 30, 2013	$23,563	$1,014	$33,848	$0	$58,425

Expense(2)	65,870	5,793	5,581	6,959	84,203
Accumulated depreciation offset	0	0	0	(6,959)	(6,959)
Payments	(36,699)	(6,856)	(10,522)	0	(54,077)
Foreign currency translation	1,423	49	1,355	0	2,827

Liability, June 30, 2014	$54,157	$0	$30,262	$0	$84,419

(1)	Credits related to restructuring charges for accelerated depreciation and inventory provisions are recorded against the related assets in Property, plant & equipment, net or Inventories in our Consolidated Balance Sheets and do not impact the restructuring liability.

(2)	Restructuring expenses noted above are primarily in SG&A in our Consolidated Statements of Income. Asset impairments, which consist of accelerated depreciation and inventory provisions, are primarily in Cost of sales in our Consolidated Statements of Income.
(3)	Certain contractual indemnification payments resulting from the transfer of a manufacturing facility to a third party were recorded as restructuring expenses in fiscal year 2013 and are classified within Facility Closure and Other Related Costs. Certain pre-existing liabilities related to this transferred facility were offset and reduced the restructuring expenses recorded as part of this transaction. These offsets are shown as Reclassified liabilities as noted above. See Note 3—Transfer of Ownership of Manufacturing Facility for more information.

Restructuring liabilities are recorded in Accrued liabilities and Other non-current liabilities in our Consolidated Balance Sheets.

Restructuring expenses by reporting business segment are presented below:

	Year Ended June 30,
	2014	2013	2012
Infotainment	$47,147	$58,878	$(1,458)
Lifestyle	23,645	16,260	169
Professional	6,335	2,640	8,459
Other	117	0	(717)

Total	77,244	77,778	6,453
Asset impairments	6,959	5,337	2,696

Total	$84,203	$83,115	$9,149

Note 17—Retirement Benefits

Plan Descriptions

Retirement savings plan

We provide a Retirement Savings Plan (the “Savings Plan”) for certain employees in the United States. Under the Savings Plan, and subject to certain limitations: (i) employees may contribute up to 50 percent of their pretax compensation; (ii) each business unit will make a safe harbor non-elective contribution in an amount equal to three percent of a participant’s pre-tax compensation; and (iii) each business unit may also make a matching contribution of 50 percent of an employee’s tax-deferred compensation, up to the first six percent of a participant’s pre-tax compensation. Matching contributions vest at a rate of 25 percent for each year of service with the employer, beginning with the second year of service. Expenses related to the Savings Plan for the fiscal years ended June 30, 2014, 2013 and 2012, were $9.3 million, $8.7 million and $7.8 million, respectively.

Pension benefits

We provide defined pension benefits to certain eligible employees. The measurement date used for determining pension benefits is the last day of our fiscal year, June 30th. We have certain business units in Europe, Asia and Latin America that maintain defined benefit pension plans for many of our current and former employees. The coverage provided and the extent to which the retirees’ share in the cost of the program vary by business unit. Generally, plan benefits are based on age, years of service and average compensation during the final years of service. In the United States, we have a SERP that provides retirement, death and termination benefits, as defined in the SERP, to certain key executives designated by our Board of Directors. The majority of our defined benefit plans do not have contractual or statutory provisions which specify minimum funding requirements. We are in compliance with all existing contractual obligations and statutory provisions.

The SERP is an unfunded plan for tax purposes and under the Employee Retirement Income Security Act of 1974 (“ERISA”) all obligations arising under the SERP are payable from our general assets. To assist in the funding of the benefits under the SERP, we maintain assets in an irrevocable trust whereby the use of these assets is restricted to funding our future benefit obligations under the SERP. These assets are not plan assets of the SERP, therefore, in the event of bankruptcy, the assets become unrestricted and the SERP would become a general creditor of our Company. The assets and liabilities, and earnings and expenses, of the irrevocable trust are consolidated in our consolidated financial statements. As of June 30, 2014 and 2013, there were $97.4 million and $54.5 million, respectively, of total assets included in the irrevocable trust of which $58.1 million and $16.3 million, respectively, consist of cash and $39.3 million and $38.2 million, respectively, consist of the cash surrender value of life insurance policies.

During fiscal year 2015, we expect to contribute amounts to the defined benefit pension plans necessary to cover required disbursements. The benefits that we expect to pay in each fiscal year from 2015 to 2019 are $9.9 million, $9.7 million, $10.1 million, $10.3 million and $9.4 million, respectively. The aggregate benefits we expect to pay in the five fiscal years from 2020 to 2024 are $54.4 million.

Plan Assets

For all but one of our Company’s plans, contributions are made from our current operating funds as required in the year of payout. For one foreign plan, we made annual contributions into a fund managed by a trustee who invests such funds, administers the plan and makes payouts to eligible employees as required.

Our primary objective in investing plan assets for this foreign plan is to achieve returns sufficient to meet future benefit obligations with minimal risk and to time the maturities of such investments to meet annual payout needs. Given this, fund assets are invested in a unitized publicly traded fund which invests 100 percent of such investments in government bonds. For purposes of fair value, this investment has been determined to meet the characteristics of a Level 1 investment as quoted prices in an active market exist for these assets. As of June 30, 2014, 100 percent of these assets are invested in this unitized fund. Refer to Note 11—Fair Value Measurements for more information.

Summary Plan Results

The following is a reconciliation of the benefit obligations, plan assets and funded status of the plans as well as the amounts recognized in our Consolidated Balance Sheets as of and for the fiscal years ended June 30, 2014 and 2013:

	Year Ended June 30,
	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$183,372	$183,249
Benefit obligation of plans not previously reported(1)	5,075	0
Service cost	2,507	2,169
Interest cost	7,201	7,085
Actuarial loss	11,066	2,530
Effects of settlements and curtailments	(2,801)	(3,805)
Plan amendments	(613)	0
Benefits paid	(8,414)	(9,125)
Foreign currency translation	5,500	1,269

Benefit obligation at end of year	$202,893	$183,372

	Year Ended June 30,
	2014	2013
Change in plan assets:
Fair value of assets at beginning of year	$6,801	$7,011
Actual return on plan assets	114	(170)
Employer contributions	10,018	12,900
Benefits paid	(8,414)	(9,125)
Settlement	(2,676)	(3,593)
Foreign currency translation	798	(222)

Fair value of assets at end of year	$6,641	$6,801

Reconciliation of funded status:
Funded status	$(196,252)	$(176,571)
Unrecognized prior service cost	4,978	6,463
Unrecognized net loss	57,430	48,279

Accrued pension cost	$(133,844)	$(121,829)

Non-current assets	$0	$0
Accrued liabilities	(9,900)	(8,884)
Other non-current liabilities	(186,352)	(167,687)
AOCI	62,408	54,742

Accrued pension cost	$(133,844)	$(121,829)

(1)	Certain foreign defined benefit plans were not disclosed in prior years based on the immateriality of amounts involved in these plans.

Amounts recognized in AOCI for the fiscal years ended June 30, 2014 and 2013 are presented below:

	Year Ended June 30,
	2014	2013
Amounts recorded in AOCI:
Prior service cost	$4,978	$6,463
Net actuarial loss	57,430	48,279

Total recognized in AOCI, before taxes	62,408	54,742
Income tax benefit	(19,872)	(18,023)

Total recognized in AOCI, net of income taxes	$42,536	$36,719

The estimated amount that will be amortized from AOCI into net periodic benefit cost in fiscal year 2015 is as follows:

Amounts expected to be recognized in net periodic benefit cost
Recognized net actuarial loss	$3,842
Amortization of prior service cost	973

Total	$4,815

A comparison of plans’ assets with plans’ projected benefit and accumulated benefit obligations as of June 30, 2014 and 2013 is presented below:

	Obligations Exceed Plan Assets Year Ended June 30,		Plan Assets Exceed Obligations Year Ended June 30,		Total All Plans Year Ended June 30,
	2014	2013	2014	2013	2014	2013
Plans where:
Projected benefit obligation	$202,893	$183,372	$0	$0	$202,893	$183,372
Accumulated benefit obligation	190,100	172,124	0	0	190,100	172,124
Fair value of plan assets	6,641	6,801	0	0	6,641	6,801

The components of net periodic benefit costs for the fiscal years ended June 30, 2014, 2013 and 2012 are presented below:

	Year Ended June 30,
	2014	2013	2012
Components of net periodic benefit cost:
Service cost	$2,507	$2,169	$1,635
Interest cost	7,201	7,085	8,106
Expected return on plan assets	(259)	(284)	(238)
Amortization of prior service cost	1,001	1,155	1,418
Amortization of net loss	3,038	3,873	1,793
Effect of settlements and curtailments	1,119	797	83

Net periodic benefit cost	$14,607	$14,795	$12,797

Plan Assumptions

The assumptions used to determine our benefit obligations and net periodic pension and other postretirement benefit costs are presented below:

Year Ended June 30,
	2014	2013	2012
Assumptions:
Weighted average rates used to determine benefit obligations at June 30:
Range of discount rates for pension plans	1.4%—8.8%	1.4%—4.4%	0.6%—5.0%
Range of rates of compensation increase for pension plans	0.0%—10.0%	0.0%—4.0%	0.0%—4.0%
Weighted average rates used to determine net periodic benefit cost at June 30:
Range of discount rates for pension plans	1.4%—4.4%	0.6%—5.0%	4.7%—5.9%
Range of rates of compensation increase for pension plans	2.0%—4.0%	0.0%—4.0%	0.0%—4.0%

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

Note 18—Business Segment Data

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

Lifestyle

Our Lifestyle segment designs, manufactures and markets automotive audio systems for vehicle applications to be installed primarily as original equipment by automotive manufacturers and a wide range of mid-to high-end audio and consumer electronics for home, multimedia and mobile applications. Our Lifestyle audio products feature some of the world’s most recognized audio brands, including AKG, Harman/Kardon, Infinity, JBL, Lexicon, Logic 7, Mark Levinson, Revel, Selenium and yurbuds Powered by JBL.

Professional

Our Professional segment designs, manufactures and markets an extensive range of loudspeakers, power amplifiers, digital signal processors, microphones, headphones, mixing consoles, lighting systems, video and control solutions and information delivery systems used by audio professionals in concert halls, stadiums, airports, houses of worship and other public spaces. We also provide high-quality products to the sound reinforcement, music instrument support and broadcast and recording segments of the professional audio market. We offer complete systems solutions for professional installations and users around the world. Our Professional products are marketed globally under brand names including AKG, AMX, BSS, Crown, dbx, DigiTech, JBL Professional, Lexicon, Martin, Selenium, Soundcraft and Studer.

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

The following table presents Net sales, Operating income (loss), Assets, Goodwill, Capital expenditures and Depreciation and amortization by each reporting segment:

	Year Ended June 30,
	2014	2013	2012
Net sales:
Infotainment	$2,838,904	$2,283,247	$2,401,562
Lifestyle	1,656,094	1,338,355	1,330,798
Professional	853,144	672,805	630,731
Other	341	3,435	987

Total	$5,348,483	$4,297,842	$4,364,078

Operating income (loss):
Infotainment	$195,403	$90,799	$180,529
Lifestyle	170,517	137,477	151,490
Professional	114,057	85,810	72,997
Other	(150,250)	(112,835)	(104,770)

Total	$329,727	$201,251	$300,246

Assets:
Infotainment	$1,191,124	$1,094,118
Lifestyle	1,561,216	1,192,610
Professional	1,044,233	468,910
Other	329,017	480,047

Total	$4,125,590	$3,235,685

Goodwill:
Infotainment	$17,080	$8,576
Lifestyle	137,950	107,438
Professional	385,922	118,328

Total	$540,952	$234,342

Capital expenditures:
Infotainment	$91,472	$54,364	$66,050
Lifestyle	43,042	25,587	24,467
Professional	12,533	11,839	10,187
Other	10,094	9,892	11,832

Total	$157,141	$101,682	$112,536

Depreciation and amortization:
Infotainment	$65,912	$63,009	$66,130
Lifestyle	34,581	36,572	33,401
Professional	20,866	16,882	13,638
Other	10,969	11,705	9,056

Total	$132,328	$128,168	$122,225

During fiscal years 2014, 2013 and 2012 we did not record any goodwill impairment charges. Refer to Note 8—Goodwill and Intangible Assets, Net for more information.

The following table presents Net sales and long-lived assets and net assets by geographic area as of and for the years ended June 30, 2014, 2013 and 2012. Net sales are attributable to geographic areas based upon the location of the customer.

	Year Ended June 30,
	2014	2013	2012
Net sales:
U.S.	$1,626,814	$1,181,113	$966,955
Germany	1,722,739	1,482,036	1,662,432
Other Europe	969,021	819,074	916,813
Other	1,029,909	815,619	817,878

Total	$5,348,483	$4,297,842	$4,364,078

Long-lived assets:
U.S.	$339,226	$169,311
Germany	141,987	137,387
Other Europe	141,481	128,457
Other	69,193	50,141

Total	$691,887	$485,296

Net Assets
U.S.	$124,339	$148,056
Germany	563,972	499,490
Other Europe	950,027	857,487
Other	154,683	139,838

Total	$1,793,021	$1,644,871

Note 19—Commitments and Contingencies

At June 30, 2014, we were subject to legal claims and litigation arising in the ordinary course of business, including the matters described below. The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

On September 5, 2012, the Court heard oral arguments on defendants’ motion to dismiss. At the request of the Court, on September 24, 2012, each side submitted a supplemental briefing on defendants’ motion to dismiss. On January 17, 2014, the Court granted a motion to dismiss, without prejudice, the In re Harman International Industries, Inc. Securities Litigation. The Lead Plaintiff has filed a notice of appeal but no briefing schedule has been set.

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

On March 24, 2008, the Court ordered, for pretrial management purposes only, the consolidation of Patrick Russell v. Harman International Industries, Incorporated, et al. with In re Harman International Industries, Inc. Securities Litigation. Defendants moved to dismiss the complaint in its entirety on August 5, 2008. The Russell Plaintiff opposed the defendants’ motion to dismiss on September 19, 2008, and defendants filed a reply in further support of their motion to dismiss on October 20, 2008. On May 22, 2013, the District Court dismissed the complaint in its entirety. The Russell Plaintiff has filed a notice of appeal but no briefing schedule has been set.

Infotainment Supply Arrangements

We have arrangements with our infotainment customers to provide products that meet predetermined technical specifications and delivery dates. In the event that we do not satisfy the performance obligations under these arrangements, we may be required to indemnify the customer. We accrue for any loss that we expect to incur under these arrangements when that loss is probable and can be reasonably estimated. For the year ended June 30, 2014, we recognized gain of $6.1 million relating to losses that we no longer expect to incur. We did not incur any losses under these arrangements in fiscal year 2013. For the fiscal year ended June 30, 2012, we incurred $4.6 million of costs related to delayed delivery of product to an infotainment customer. An inability to meet performance obligations on infotainment platforms to be delivered in future periods could adversely affect our results of operations, cash flows and financial condition in future periods.

Customs NAFTA Preferential Tariff Treatment

We have submitted a prior disclosure (“Prior Disclosure”) related to our compliance with U.S. Customs regulations for our fiscal years 2008 through 2012. As we implement our corrective actions, we have submitted the updates to the Prior Disclosure quantifying our compliance through December 31, 2013. This Prior Disclosure and the related updates address several areas of review including our compliance with (a) the North American Free Trade Agreement (“NAFTA”), (b) classification, (c) quantity, and (d) valuation, as defined by U.S. Customs. As of June 30, 2014 and June 30, 2013, we have estimated that our potential liability including interest related to this Prior Disclosure and the related updates is approximately $18 million and $27 million, respectively, which has been accrued for in our Consolidated Balance Sheets. Approximately $12 million of payments have been remitted during the fiscal year ended June 30, 2014, as discussed in more detail below.

We regularly import goods that qualify for preferential duty claims pursuant to NAFTA. NAFTA requires that an importer have a valid NAFTA Certificate of Origin in its possession at the time it makes a preferential duty claim. Our evaluation of our compliance with the NAFTA area of review has preliminarily determined that a number of preferential duty claims were made without first obtaining the required NAFTA certificate. U.S. Customs regulations, however, permit discretion to waive this requirement if the imported goods qualify for NAFTA preferential tariff treatment. We were advised in the fourth quarter of fiscal year 2013 that U.S. Customs has changed its internal practice and now intends to restrict the exercise of this discretion in this area. We believe that we will ultimately be able to demonstrate that a substantial amount of the goods imported qualified for NAFTA preferential tariff treatment. We intend to vigorously pursue a waiver of the NAFTA certificate requirement to minimize the duty and interest paid related to these claims, however, there is no assurance that we will prevail in obtaining this waiver. As of June 30, 2014, our current estimate, including interest, of goods imported that do not qualify for NAFTA preferential tariff treatment is approximately $9 million, which, after deducting remitted payments is a component of the accruals referred to above. In October 2013, we submitted our Prior Disclosure supplement relating to our review of our compliance with NAFTA and remitted payment of approximately $6 million in November 2013. In December 2013, we submitted an additional Prior Disclosure supplement addressing other areas of our review and as a result remitted payment of approximately $2 million in January 2014. In June 2014, we submitted our final Prior Disclosure supplement and remitted payment of approximately $4 million. We are now waiting for U.S. Customs regulations to accept our final Prior Disclosure.

Note 20—Related Party Transactions

In December 2009, we entered into a three-year agreement for engineering and software development services with Neusoft Corporation (“Neusoft”), a Shanghai exchange listed technology solutions provider. A member of our Board of Directors is the Chairman and CEO of Neusoft. On April 20, 2010, our subsidiary, IS entered into an asset purchase and business transfer agreement (the “Asset Purchase Agreement”) with Neusoft Technology Solutions GmbH (“Neusoft Technology”), which is a subsidiary of Neusoft, for the sale of certain tangible assets located at IS’s facility in Hamburg, Germany. This transaction closed on June 1, 2010. As part of the Asset Purchase Agreement, IS and Neusoft Technology entered into a five-year agreement for engineering and software development services related to IS’s vehicle navigation business (the “Services Agreement”). Under the terms of the Asset Purchase Agreement, IS transferred at closing certain tangible assets and employment relationships to Neusoft Technology and received consideration of €6.0 million. Our indirect wholly-owned subsidiary, HBAS and Neusoft Europe AG, a subsidiary of Neusoft, are guarantors under the terms of the Asset Purchase Agreement and the Services Agreement.

In the first quarter of fiscal year 2013, we entered into a contract with Neusoft to develop certain software to be integrated into certain infotainment platforms for a customer. In the third quarter of fiscal year 2013, we entered into a separate contract with Neusoft to develop digital map databases. As of June 30, 2014 and 2013, we have paid to Neusoft approximately $11.9 million (€8.7 million) and $7.7 million (€5.8 million), respectively, which we had classified as an Other current asset in our Consolidated Balance Sheets. Upon acceptance of the purchased software, which occurred in the fourth quarter of fiscal year 2014, the asset was reclassified to a capitalized software asset which will be amortized over approximately four years, which is the future revenue stream of the products to which it relates. During the fiscal years ended June 30, 2014, 2013 and 2012, we incurred total expenses of $28.6 million, $41.2 million and $32.6 million, respectively, for engineering and software development services with Neusoft Technology and Neusoft. During the fiscal years ended June 30, 2014, 2013 and 2012, we paid Neusoft and Neusoft Technology approximately $42.5 million, $42.5 million and $33.8 million.

In May 2013, we entered into a joint-venture agreement with Neusoft to establish the Harman Neusoft Automotive Infotech (Dalian) Co. Ltd. (the “Harman Neusoft JV”). The purpose of the Harman Neusoft JV is to develop, manufacture, distribute and sell car aftermarket products including, without limitation, car aftermarket audio speakers, amplifiers and head units with or without navigation and telematics features and to provide relevant technical support and services.

The total investment amount of the Harman Neusoft JV is $10.0 million and the registered capital is $7.0 million. We will contribute 60 percent and Neusoft will contribute 40 percent of the registered capital. The

Harman Neusoft JV was officially approved by the Chinese government in December 2013. We are still in the process of setting up the Harman Neusoft JV’s infrastructure. We and Neusoft began funding our respective share of the registered capital in the fourth quarter of fiscal year 2014. The total amount funded was 20 percent of the registered capital or $1.4 million, with our contribution of $0.8 million or 60 percent and Neusoft’s contribution of $0.6 million or 40 percent. The operating results of the Harman Neusoft JV are included in our consolidated financial statements as a non-controlling interest. The portion of the Harman Neusoft JV that we do not own is eliminated from our consolidated operating results on the line Net income attributable to noncontrolling interest in our Consolidated Statements of Income. The Noncontrolling interest is reported in our Consolidated Balance Sheets within equity, stated separately from Harman’s equity.

Note 21—Significant Customers

Presented below are the percentages of net sales to and net accounts receivable due from customers who represent ten percent or more of our net sales or net accounts receivable as follows:

	Net Sales		Accounts Receivable, Net
	Year Ended June 30,		June 30,
	2014	2013	2014	2013
BMW	16%	18%	11%	12%
Fiat Chrysler Automobiles	13%	9%	13%	12%
Audi/Volkswagen	12%	13%	7%	9%
Toyota/Lexus	8%	10%	4%	6%
Other customers	51%	50%	65%	61%

Total	100%	100%	100%	100%

We anticipate that BMW, Fiat Chrysler Automobiles, Audi/Volkswagen and Toyota/Lexus and will continue to account for a significant portion of our net sales and net accounts receivable for the foreseeable future. Our customers are not obligated to any long-term purchase of our products.

Note 22—Quarterly Summary of Operations (unaudited)

The following is a summary of operations by quarter for fiscal years 2014, 2013 and 2012:

	Three Months Ended
	September 30	December 31	March 31	June 30	Total
Fiscal Year 2014
Net sales	$1,171,805	$1,328,024	$1,404,235	$1,444,419	$5,348,483
Gross profit	321,649	379,450	364,773	390,795	1,456,667
Net income	46,452	71,629	73,385	43,113	234,579
Net loss attributable to noncontrolling interest	0	0	0	(113)	(113)
Net income attributable to Harman International Industries Incorporated	46,452	71,629	73,385	43,226	234,692
Earnings per share:
Basic	0.67	1.04	1.06	0.63	3.40
Diluted	0.66	1.03	1.05	0.62	3.36
Fiscal Year 2013
Net sales	$998,193	$1,055,642	$1,061,772	$1,182,235	$4,297,842
Gross profit	278,247	271,793	269,195	284,885	1,104,120
Net income	54,555	47,489	34,873	5,490	142,407

	Three Months Ended
	September 30	December 31	March 31	June 30	Total
Earnings per share:
Basic	0.79	0.69	0.50	0.08	2.06
Diluted	0.79	0.68	0.50	0.08	2.04
Fiscal Year 2012
Net sales	$1,050,603	$1,127,029	$1,095,675	$1,090,771	$4,364,078
Gross profit	287,642	305,539	292,630	298,335	1,184,146
Net income	48,367	59,255	172,656	49,263	329,541
Earnings per share:
Basic	0.68	0.83	2.41	0.69	4.62
Diluted	0.67	0.82	2.38	0.69	4.57

Note 23—Subsequent Events

On August 7, 2014, we declared a cash dividend of $0.33 per share for the quarter ended June 30, 2014. The quarterly dividend will be paid on September 2, 2014 to each stockholder of record as of the close of business on August 18, 2014.

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

Interpretive guidance issued by the SEC staff permits the exclusion of an evaluation of the effectiveness of a registrant’s disclosure controls and procedures as they relate to the internal control over financial reporting for acquired businesses during the first year following such acquisition. As discussed in Note 2—Acquisitions in the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K, we completed in June 2014 the acquisitions of AMX LLC and AMX Holding Corporation and certain assets and liabilities of Verto Medical Solutions LLC, d/b/a yurbuds and its wholly-owned subsidiary (collectively the “Acquired Businesses”), with total assets representing three percent of consolidated assets, and total revenues representing less than one percent of consolidated revenues included in our consolidated financial statements as of and for the year ended June 30, 2014. Management’s evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K excludes any evaluation of the internal control over financial reporting of the Acquired Businesses.

Changes in Internal Control Over Financial Reporting.

As a result of the acquisitions of the Acquired Businesses, we have begun to integrate certain business processes and systems of the Acquired Businesses.

There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Part III is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 11.	Executive Compensation.

The information required by Item 11 of Part III is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Part III is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Part III is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.

The information required by Item 14 of Part III is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

We will furnish you, without charge, a copy of any exhibit upon written request. Written requests to obtain any exhibit should be sent to Harman’s Secretary at 400 Atlantic Street, 15th Floor, Stamford, CT 06901.

The following consolidated financial statements are filed as part of this report under “Part II, Item 8—Financial Statements and Supplementary Data”:

Exhibit Index to 10-K

Exhibit No.	Exhibit Description

3.1	Restated Certificate of Incorporation of Harman International Industries, Incorporated, as amended. (Filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 and hereby incorporated by reference).

3.2	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on December 12, 2011. (Filed as Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on December 13, 2011 and hereby incorporated by reference).

3.3	By-Laws of Harman International Industries, Incorporated, as amended, dated December 7, 2011. (Filed as Exhibit 3.2 to the Current Report on Form 8-K filed with the Commission on December 13, 2011 and hereby incorporated by reference).

10.1	Multi-Currency Credit Agreement by and among Harman International Industries, Incorporated, Harman Holding GmbH & Co. KG, J.P. Morgan Securities LLC, HSBC Securities (USA) Inc., UniCredit Capital Markets LLC and Wells Fargo Securities, LLC, as Joint Lead Arrangers, JP Morgan Chase Bank, N.A., as Administrative Agent, HSBC Securities (USA) Inc., UniCredit Capital Markets LLC and Wells Fargo Securities, LLC, as Syndication Agents, Bank of America, N.A., RBS Citizens, N.A., TD Bank, National Association and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Documentation Agents, and the other banks and financial institutions party thereto, dated as of October 10, 2012. (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on October 11, 2012 and hereby incorporated by reference).

10.2	Guarantee Agreement by and among Harman International Industries, Incorporated, Harman Holding GmbH & Co. KG, the subsidiaries of Harman International Industries, Incorporated identified therein, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of October 10, 2012. (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on October 11, 2012 and hereby incorporated by reference).

Exhibit No.	Exhibit Description

10.3	Harman International Industries, Incorporated 1992 Incentive Plan, as amended and restated. (Filed as Exhibit B to the 1999 Proxy Statement and hereby incorporated by reference).**

10.4	Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive Plan. (Filed as Appendix A to the 2008 Proxy Statement and hereby incorporated by reference).**

10.5	Amendment No. 1 to the Amended and Restated 2002 Stock Option and Incentive Plan. (Filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 and hereby incorporated by reference).**

10.6	Form of Nonqualified Stock Option Agreement for Non-Officer Directors under the Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan. (Filed as Exhibit 10.11 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and hereby incorporated by reference).**

10.7	Form of Incentive Stock Option Agreement for Officers and Key Employees under the Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan. (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on August 22, 2005 and hereby incorporated by reference).**

10.8	Form of Nonqualified Stock Option Agreement for Officers and Key Employees under the Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan. (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on August 22, 2005 and hereby incorporated by reference).**

10.9	Form of Restricted Stock Agreement for Officers and Key Employees under the Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan. (Filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on August 22, 2005 and hereby incorporated by reference).**

10.10	Form of Nonqualified Stock Option Agreement, related to the Stock Option Award, between Harman International Industries, Incorporated and Dinesh Paliwal. (Filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on May 9, 2007 and hereby incorporated by reference).**

10.11	Form of Restricted Share Unit Agreement, related to the Restricted Share Unit Award, between Harman International Industries, Incorporated and Dinesh Paliwal. (Filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on December 4, 2007 and hereby incorporated by reference).**

10.12	Form of Performance Based Restricted Share Unit Agreement for Officers and Key Employees under the Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive Plan. (Filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference).**

10.13	Form of Restricted Share Unit Agreement for Officers and Key Employees under the Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive Plan. (Filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference).**

10.14	Form of Restricted Share Unit Agreement for Non-Officer Directors under the Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive Plan. (Filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference).**

Exhibit No.	Exhibit Description

10.15	Form of Restricted Share Unit Agreement, related to Dinesh Paliwal’s annual equity awards, under the Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive Plan. (Filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference).**

10.16	Form of Nonqualified Stock Option Agreement, related to Dinesh Paliwal’s annual equity awards, under the Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive Plan. (Filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference).**

10.17	Restricted Share Unit Agreement between Harman International Industries, Incorporated and Dinesh Paliwal, related to a January 2008 award. (Filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference).**

10.18	Restricted Share Unit Agreement between Harman International Industries, Incorporated and Dinesh Paliwal, related to a September 2008 award under the Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive Plan. (Filed as Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference).**

10.19	Restricted Share Unit Agreement between Harman International Industries, Incorporated and Herbert Parker, related to a September 2008 award. (Filed as Exhibit 10.12 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference).**

10.20	Time-Based Restricted Share Unit Agreement between Harman International Industries, Incorporated and Dinesh Paliwal, related to a September 2009 award under the Amended and Restated Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan (Filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the Commission on September 1, 2009 and hereby incorporated by reference).**

10.21	Performance-Based Restricted Share Unit Agreement between Harman International Industries, Incorporated and Dinesh Paliwal, related to a September 2009 award under the Amended and Restated Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan (Filed as Exhibit 10.6 to the Current Report on Form 8-K filed with the Commission on September 1, 2009 and hereby incorporated by reference).**

10.22	Harman International Industries, Incorporated Management Incentive Compensation Plan. (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on December 21, 2007 and hereby incorporated by reference).**

10.23	Harman International Industries, Incorporated Supplemental Executive Retirement Plan, as amended and restated as of October 1, 1999. (Filed as Exhibit 10.27 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and hereby incorporated by reference).**

10.24	Amendment No. 1 to the Harman International Industries, Incorporated Supplemental Executive Retirement Plan, dated September 24, 2002. (Filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 and hereby incorporated by reference).**

10.25	Form of Benefit Agreement under the Supplemental Executive Retirement Plan. (Filed as Exhibit 10.14 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and hereby incorporated by reference).**

10.26	Harman International Industries, Inc. Deferred Compensation Plan, effective June 1, 1997. (Filed as Exhibit 4 to the Registration Statement on Form S-8 filed with the Commission on June 9, 1997, and hereby incorporated by reference).**

Exhibit No.	Exhibit Description

10.27	Amendment No. 1 to the Harman International Industries, Inc. Deferred Compensation Plan dated October 1, 1999. (Filed as Exhibit 10.46 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and hereby incorporated by reference).**

10.28	Amendment No. 2 to the Harman International Industries, Inc. Deferred Compensation Plan, effective December 16, 2003. (Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 and hereby incorporated by reference).**

10.29	Letter Agreement, dated May 8, 2007, between Harman International Industries, Incorporated and Dinesh Paliwal. (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on May 9, 2007 and hereby incorporated by reference).**

10.30	Amendment to Letter Agreement, dated November 29, 2007, between Harman International Industries, Incorporated and Dinesh Paliwal. (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on December 4, 2007 and hereby incorporated by reference).**

10.31	Amendment to Letter Agreement, dated December 31, 2008 between Harman International Industries, Incorporated and Dinesh Paliwal. (Filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference).**

10.32	Amended and Restated Severance Agreement between Harman International Industries, Incorporated and Dinesh Paliwal dated December 31, 2008. (Filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference).**

10.33	Amendment to Letter Agreement, dated September 1, 2009, between Harman International Industries, Incorporated and Dinesh Paliwal. (Filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the Commission on September 1, 2009 and hereby incorporated by reference).**

10.34	Summary of equity awards granted to Mr. Paliwal and Mr. Parker in September 2008. (Filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and hereby incorporated by reference).**

10.35	Letter Agreement, dated May 2, 2008, between Harman International Industries, Incorporated and Herbert Parker. (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on May 6, 2008 and hereby incorporated by reference).**

10.36	Employment Agreement, dated January 11, 2008, between Harman International Industries, Incorporated and John Stacey. (Filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and hereby incorporated by reference).**

10.37	Letter Agreement, dated August 8, 2008, between Harman International Industries, Incorporated and Jennifer Peter. (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on August 21, 2008 and hereby incorporated by reference).**

10.38	Letter Agreement, dated August 22, 2008, between Harman International Industries, Incorporated and Todd Suko. (Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and hereby incorporated by reference).**

10.39	Amended and Restated Severance Agreement between Harman International Industries, Incorporated and Herbert Parker dated December 22, 2008. (Filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference).**

10.40	Letter Agreement, dated January 9, 2009, between Harman International Industries, Incorporated and Sachin Lawande. (Filed as Exhibit 10.13 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference).**

Exhibit No.	Exhibit Description

10.41	Letter Agreement, dated January 9, 2009, between Harman International Industries, Incorporated and David Slump. (Filed as Exhibit 10.14 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference).**

10.42	Form of Severance Agreement between Harman International Industries, Incorporated and Blake Augsburger, David Karch, Sachin Lawande, David Slump, John Stacey and Todd Suko. (Filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and hereby incorporated by reference).**

10.43	Form of Severance Agreement between Harman International Industries, Incorporated, and each of Herbert Parker, Blake Augsburger, David Karch, Sachin Lawande, David Slump, John Stacey and Todd Suko. (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on April 26, 2010 and hereby incorporated by reference).**

10.44	Harman International Industries, Incorporated 2012 Stock Option and Incentive Plan. (Filed as Appendix A to the Proxy Statement dated October 28, 2011 and hereby incorporated by reference).**

10.45	Form of Non-Qualified Stock Option Agreement for Officers and Key Employees under the Harman International Industries, Incorporated 2012. (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on April 2, 2012 and hereby incorporated by reference).

10.46	Letter Agreement, dated September 15, 2011, between Harman International Industries, Incorporated and I.P. Park. (Filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 and hereby incorporated by reference).**

10.47	Form of Severance Agreement between Harman International Industries, Incorporated, and each of Michael Mauser and I.P. Park. (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on September 12, 2012 and hereby incorporated by reference).**

10.48	Amendment No. 1 to the Harman International Industries, Incorporated 2012 Stock Option and Incentive Plan. (Filed as Appendix A to the 2013 Proxy Statement and hereby incorporated by reference).**

10.49	Severance Agreement between Harman International Industries, Incorporated and Ralph Santana dated March 26, 2014. (Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Commission on May 1, 2014 and hereby incorporated by reference).**

10.50	Severance Letter Agreement between Harman International Industries, Incorporated and Ralph Santana dated March 26, 2014. (Filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Commission on May 1, 2014 and hereby incorporated by reference).**

10.51	Employment Agreement dated March 6, 2013 between Harman International Industries, Incorporated and Ralph Santana. (Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Commission on May 2, 2013 and hereby incorporated by reference).**

10.52	Form of Restricted Share Unit Agreement for Non-Officer Directors under the Harman International Industries, Incorporated Amended and Restated 2012 Stock Option and Incentive Plan. (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on June 26, 2013 and hereby incorporated by reference).**

21.1	Subsidiaries of Harman International Industries, Incorporated.+

23.1	Consent of KPMG LLP. +

31.1	Certification of Dinesh Paliwal filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

Exhibit No.	Exhibit Description

31.2	Certification of Herbert Parker filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certification of Dinesh Paliwal and Herbert Parker filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

99.1	Form of Indemnification Letter Agreement with Directors and Executive Officers. (filed as Exhibit 99.1 to the Current Report on Form 8-K filed with the Commission on February 13, 2009 and hereby incorporated by reference)

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Calculation Linkbase.*

101.DEF	XBRL Taxonomy Definition Linkbase.*

101.LAB	XBRL Taxonomy Label Linkbase.*

101.PRE	XBRL Presentation Linkbase.*

*	Submitted electronically herewith.
**	Management contract, compensatory plan or arrangement.
+	Filed herewith.

Attached as Exhibit 101 to this report are the following financial information formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2014 and 2013, (ii) Consolidated Statements of Income for the years ended June 30, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended June 30, 2014, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the years ended June 30, 2014, 2013 and 2012, (v) Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2014, 2013 and 2012 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED

Date: August 7, 2014	By:	/S/ DINESH PALIWAL
Dinesh Paliwal
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated below.

/S/ DINESH PALIWAL Dinesh Paliwal	Chairman, President and Chief Executive Officer (Principal Executive Officer)	August 7, 2014

/S/ HERBERT PARKER Herbert Parker	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 7, 2014

/S/ JENNIFER PETER Jennifer Peter	Vice President and Chief Accounting Officer (Principal Accounting Officer)	August 7, 2014

/S/ ADRIANE BROWN Adriane Brown	Director	August 7, 2014

/S/ JOHN DIERCKSEN John Diercksen	Director	August 7, 2014

/S/ ANN MCLAUGHLIN KOROLOGOS Ann McLaughlin Korologos	Director	August 7, 2014

/S/ DR. JIREN LIU Dr. Jiren Liu	Director	August 7, 2014

/S/ EDWARD MEYER Edward Meyer	Director	August 7, 2014

/S/ KENNETH REISS Kenneth Reiss	Director	August 7, 2014

/S/ HELLENE RUNTAGH Hellene Runtagh	Director	August 7, 2014

/S/ FRANK SKLARSKY Frank Sklarsky	Director	August 7, 2014

Gary Steel	Director	August 7, 2014

Schedule II

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED

Valuation and Qualifying Accounts and Reserves

Year Ended June 30, 2014, 2013 and 2012

(in thousands)

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Additions/ (Deductions)	Balance at End of Period
Year ended June 30, 2012
Allowance for doubtful accounts	$6,972	3,413	(501)	(3,929)	$5,955

Year ended June 30, 2013(1)
Allowance for doubtful accounts	$5,955	3,052	17	2,167	$11,191

Year ended June 30, 2014(1)
Allowance for doubtful accounts	$11,191	4,685	426	(6,718)	$9,584

(1)	Includes purchase accounting adjustments related to the acquisition of Martin Professional A/S.

Harman International Industries, Incorporated

2014 Form 10-K Annual Report

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

Attached as Exhibit 101 to this report are the following financial information formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2014 and 2013, (ii) Consolidated Statements of Income for the years ended June 30, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended June 30, 2014, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the years ended June 30, 2014, 2013 and 2012, (v) Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2014, 2013 and 2012 and (vi) Notes to Consolidated Financial Statements.