Form 10-Q
period 2014-09-30
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2014-10-30
CIK 800459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 23, 2014 68,515,693 shares of common stock, par value $.01, were outstanding.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

Form 10-Q

September 30, 2014

The page numbers in this Table of Contents reflect actual page numbers, not EDGAR page tag numbers.

References to “Harman,” the “Company,” “we,” “us,” and “our” in this Form 10-Q refer to Harman International Industries, Incorporated and its subsidiaries unless the context requires otherwise.

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

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. As a result, the foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission. For additional information regarding certain factors that may cause our actual results to differ from those expected or anticipated see the information under the caption “Risk Factors” which is located in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014. We undertake no obligation to publicly update or revise any forward-looking statement (except as required by law). This report also makes reference to our awarded business, which represents the estimated future lifetime net sales for all customers. Our future awarded business does not represent firm customer orders. We report our awarded business primarily based on written award letters from our customers. To validate these awards, we use various assumptions including global vehicle production forecasts, customer take rates for our products, revisions to product life cycle estimates and the impact of annual price reductions and exchange rates, among other factors. These assumptions are updated and reported externally on an annual basis. We update our estimated awarded business quarterly by adding the value of new awards received and subtracting sales recorded during the quarter. These quarterly updates do not include any assumptions for increased take rates, revisions to product life cycle, or any other factors.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	September 30, 2014	June 30, 2014
Assets
Current assets
Cash and cash equivalents	$397,762	$581,312
Receivables, net	907,037	894,579
Inventories	745,683	662,128
Other current assets	371,861	320,852

Total current assets	2,422,343	2,458,871
Property, plant and equipment, net	491,077	509,856
Goodwill	526,040	540,952
Deferred tax assets, long-term, net	141,695	170,558
Other assets	478,159	445,353

Total assets	$4,059,314	$4,125,590

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$37,500	$35,625
Short-term debt	2,893	3,736
Accounts payable	746,452	697,553
Accrued liabilities	546,893	566,722
Accrued warranties	160,027	155,472
Income taxes payable	25,003	26,544

Total current liabilities	1,518,768	1,485,652
Borrowings under revolving credit facility	200,000	300,000
Long-term debt	210,030	219,407
Pension liability	180,088	186,352
Other non-current liabilities	97,783	141,158

Total liabilities	2,206,669	2,332,569

Commitments and contingencies	—	—
Preferred stock	0	0
Common stock	988	984
Additional paid-in capital	1,038,210	1,040,254
Accumulated other comprehensive income	41,260	39,799
Retained earnings	2,039,472	1,979,234
Less: Common stock held in treasury	(1,267,693)	(1,267,693)

Total Harman International Industries, Incorporated shareholders’ equity	1,852,237	1,792,578

Noncontrolling interest	408	443

Total equity	1,852,645	1,793,021

Total liabilities and equity	$4,059,314	$4,125,590

See accompanying Notes to the Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except earnings per share data)	Three Months Ended September 30,
	2014	2013
Net sales	$1,428,922	$1,171,805
Cost of sales	1,014,290	850,156

Gross profit	414,632	321,649
Selling, general and administrative expenses	298,849	252,267

Operating income	115,783	69,382
Other expenses:
Interest expense, net	2,677	1,970
Foreign exchange losses, net	60	861
Miscellaneous, net	2,340	1,329

Income before income taxes	110,706	65,222
Income tax expense, net	27,772	18,676
Equity in loss of unconsolidated subsidiaries	0	94

Net income	82,934	46,452
Net loss attributable to noncontrolling interest	(39)	0

Net income attributable to Harman International Industries, Incorporated	$82,973	$46,452

Earnings per share:
Basic	$1.20	$0.67

Diluted	$1.18	$0.66

Weighted average shares outstanding:
Basic	69,301	69,547

Diluted	70,194	70,371

See accompanying Notes to the Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)	Three Months Ended September 30,
	2014	2013
Net income	$82,934	$46,452
Net loss attributable to noncontrolling interest	(39)	0

Net income attributable to Harman International Industries, Incorporated	$82,973	$46,452

Other comprehensive income (loss), net of taxes (1):
Foreign currency translation	$(81,415)	$34,085
Unrealized gains (losses) on hedging derivatives, net of taxes	81,864	(15,336)
Pension liability adjustment, net of taxes	977	(62)
Unrealized gains on available for sale securities	39	7

Other comprehensive income, net of taxes	1,465	18,694
Other comprehensive income, net of taxes attributable to noncontrolling interest	4	0

Other comprehensive income, net of taxes attributable to Harman International Industries, Incorporated	$1,461	$18,694

Comprehensive income, net of taxes	$84,399	$65,146
Comprehensive loss, net of taxes attributable to noncontrolling interest	(35)	0

Comprehensive income, net of taxes attributable to Harman International Industries, Incorporated	$84,434	$65,146

(1)	Refer to Note 15 – Other Comprehensive Income (Loss) for more information.

See accompanying Notes to the Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
(In thousands)	2014	2013
Cash flows from operating activities:
Net income	$82,934	$46,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,427	31,713
Deferred income taxes	22,944	15,359
(Gain) loss on disposition of assets	(1,041)	786
Share-based compensation	10,818	6,623
Excess tax benefit from share-based compensation	(2,803)	(878)
Non-cash interest expense	545	545
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables, net	(45,043)	(60,230)
Inventories	(110,201)	(55,703)
Other current assets	(42,188)	(1,795)
Pre-production and development costs	(1,680)	(4,149)
Increase (decrease) in:
Accounts payable	73,645	78,095
Accrued warranties	14,780	8,510
Accrued other liabilities	(18,313)	37,892
Income taxes payable	(48)	525
Net change in derivative assets and liabilities	(11,892)	7,626
Other operating activities	3,818	1,665

Net cash provided by operating activities	13,702	113,036
Cash flows from investing activities:
Maturities of short-term investments	0	10,008
Proceeds from asset dispositions	4,467	0
Capital expenditures	(35,046)	(28,227)
Other items, net	218	98

Net cash used in investing activities	(30,361)	(18,121)
Cash flows from financing activities:
(Decrease) increase in short-term borrowings	(770)	6,970
Repayments of long-term debt	(7,500)	(7,500)
Repayments under revolving credit facility	(100,000)	0
Cash dividends to shareholders	(22,525)	(20,454)
Repurchase of common stock	0	(26,371)
Exercise of stock options	6,009	17,062
Repurchases related to share-based compensation arrangements	(21,670)	(11,913)
Excess tax benefit from share-based compensation	2,803	878
Other items, net	188	653

Net cash used in financing activities	(143,465)	(40,675)

Effect of exchange rate changes on cash	(23,426)	6,940

Net (decrease) increase in cash and cash equivalents	(183,550)	61,180
Cash and cash equivalents at beginning of period	581,312	454,258

Cash and cash equivalents at end of period	$397,762	$515,438

Supplemental disclosure of cash flow information:
Interest paid, net	$1,926	$1,936
Income taxes paid	$1,387	$3,552
Non-cash investing activities:
Accrued and contingent acquisition-related liabilities	$886	$(10)

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

Our unaudited, condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (our “2014 Annual Report”) and do not include all information and footnote disclosures included in our audited financial statements. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly, in all material respects, the consolidated financial condition, results of operations and cash flows for the periods presented. Operating results for the three months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2015 due to seasonal, economic and other factors. Where necessary, information for prior periods has been reclassified to conform to the consolidated financial statement presentation in the current fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in our 2014 Annual Report.

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

Note 2 – New Accounting Standards

Recently Adopted Accounting Standards

Income Taxes: In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carryforwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We adopted the provisions of this new guidance on July 1, 2014. The adoption of the new provisions did not have a material impact on our financial condition or results of operations.

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

Note 3 – Allowance for Doubtful Accounts

We reserve an estimated amount for accounts receivable that may not be collected. Methodologies for estimating the allowance for doubtful accounts are based primarily on specific identification of uncollectible accounts. Historical collection rates and customer credit worthiness are considered in determining specific reserves. At September 30, 2014 and June 30, 2014, we had $9.0 million and $9.6 million, respectively, reserved for possible uncollectible accounts receivable.

Note 4 – Inventories

At September 30, 2014 and June 30, 2014, inventories consisted of the following:

	September 30, 2014	June 30, 2014
Finished goods	$326,932	$273,756
Work in process	92,265	93,586
Raw materials	326,486	294,786

Inventories	$745,683	$662,128

At September 30, 2014 and June 30, 2014, our inventory reserves were $83.2 million and $87.7 million, respectively.

Note 5 – Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following:

	Estimated Useful Lives (in Years)	September 30, 2014	June 30, 2014
Land		$10,430	$11,077
Buildings and improvements	1-50	277,291	296,401
Machinery and equipment	3-20	1,210,514	1,240,750
Furniture and fixtures	3-10	32,131	33,414

Property, plant and equipment, gross		1,530,366	1,581,642
Less accumulated depreciation and amortization		(1,039,289)	(1,071,786)

Property, plant and equipment, net		$491,077	$509,856

Depreciation expense for the three months ended September 30, 2014 and 2013 was $31.2 million and $28.8 million, respectively.

Note 6 – Accrued Warranties

Details of our accrued warranties are as follows:

	Three Months Ended September 30,
	2014	2013
Accrued warranties, June 30,	$155,472	$128,411
Warranty expense	23,423	18,633
Warranty payments (cash or in-kind)	(8,397)	(9,595)
Other(1)	(10,471)	4,017

Accrued warranties, September 30,	$160,027	$141,466

(1)	Other primarily represents foreign currency translation.

Note 7 – Earnings Per Share

We apply the two-class method when computing earnings per share, which requires that net income per share for each class of shares entitled to dividends be calculated assuming all of our net income is distributed as dividends to these shareholders based on their contractual rights.

The following table presents the calculation of basic and diluted earnings per share of common stock outstanding:

	Three Months Ended September 30,
	2014		2013
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted Earnings per Share:
Net income	$82,934	$82,934	$46,452	$46,452
Net loss attributable to noncontrolling interest	(39)	(39)	0	0

Net income attributable to Harman International Industries, Incorporated	$82,973	$82,973	$46,452	$46,452

Denominator for Basic and Diluted Earnings per Share:
Weighted average shares outstanding	69,301	69,301	69,547	69,547
Employee stock options	0	893	0	824

Total weighted average shares outstanding	69,301	70,194	69,547	70,371

Earnings per Share:
Earnings per share	$1.20	$1.18	$0.67	$0.66

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities, as defined under GAAP, and are included in the computation of earnings per share pursuant to the two-class method.

Certain options were outstanding and not included in the computation of diluted net earnings per share because the assumed exercise of these options would have been antidilutive. Options to purchase 272,317 and 1,056,810 shares of our common stock at September 30, 2014 and 2013, respectively, were outstanding and excluded from the computation of diluted earnings per share because they would have been antidilutive. In addition 145,266 and 178,870 restricted stock units at September 30, 2014 and 2013, respectively, were outstanding and excluded from the computation of diluted earnings per share as they also would have been antidilutive.

Note 8 – Goodwill and Intangible Assets, Net

Goodwill

During the three months ended September 30, 2014, we reduced the goodwill in our Professional segment associated with our acquisition of AMX LLC and AMX Holding Corporation (collectively “AMX”) by $2.9 million. During the three months ended September 30, 2013, we did not record any new additions to goodwill.

We did not recognize any goodwill impairment charges in our Condensed Consolidated Statements of Income in the three months ended September 30, 2014 and 2013.

The contingent purchase price associated with the acquisition of innovative Systems (“IS”) is calculated pursuant to the terms of an agreement between the parties. Certain terms of the agreement are currently subject to a dispute between the parties and the matter was submitted to arbitration. On November 5, 2013, the arbitration panel reached a partial judgment on some of the disputed matters covering the period from February 2009 through January 2012 awarding €16.3 million to the IS sellers. We contested the enforcement of the partial award. During the fiscal year ended June 30, 2014, we recorded approximately $8.1 million of additional contingent purchase price in goodwill to accrue for this partial award. In July 2014, the partial award was upheld. Until such time as the other disputed matters are resolved, we cannot calculate the contingent purchase price related to these other disputed matters.

Intangible Assets, Net

Intangible assets, net were $171.6 million and $182.0 million at September 30, 2014 and June 30, 2014, respectively and were comprised of the following:

		September 30, 2014			June 30, 2014
	Weighted Average Amortization	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	3 Years	$64,629	$(17,884)	$46,745	$67,277	$(17,770)	$49,507
Technology	3 Years	37,260	(8,299)	28,961	39,331	(8,196)	31,135
Patents	11Years	5,136	(1,265)	3,871	11,418	(7,166)	4,252
Tradenames(1)	5 Years	88,266	(8,403)	79,863	88,266	(7,489)	80,777
Non-compete agreement	3 Years	1,468	(1,301)	167	2,212	(2,016)	196
Software	4 Years	11,813	(1,612)	10,201	11,813	(431)	11,382
Other	8 Years	7,230	(5,432)	1,798	7,463	(2,682)	4,781

Total		$215,802	$(44,196)	$171,606	$227,780	$(45,750)	$182,030

(1)	Includes $55.7 million, $19.0 million and $3.3 million of indefinite-lived intangible assets related to the acquisition of AMX and Martin Professional A/S and substantially all of the assets of Verto Medical Solutions LLC d/b/a yurbuds and its wholly-owned subsidiary (“yurbuds”), respectively.

Amortization expense related to intangible assets was $6.2 million and $2.9 million for the three months ended September 30, 2014 and 2013, respectively.

At September 30, 2014, amortization expense is expected to approximate the following:

2015	$20,777
2016	22,005
2017	14,856
2018	11,844
2019	8,793
Thereafter	15,270

Total	$93,545

Note 9 – Debt

Short Term Borrowings

At September 30, 2014 and June 30, 2014, we had $2.9 million and $3.7 million of short-term borrowings outstanding, respectively. At September 30, 2014 and June 30, 2014, we maintained lines of credit of $66.4 million and $64.6 million, respectively, primarily in India, China, Hungary, Brazil and Denmark.

We classify our debt based on the contractual maturity dates of the underlying debt instruments. We defer costs associated with debt issuance over the applicable term of the debt. These costs are amortized to Interest expense, net in our Condensed Consolidated Statements of Income.

Credit Agreement

On October 10, 2012, we and our wholly-owned subsidiary Harman Holding GmbH & Co. KG (“Harman KG”), entered into a Multi-Currency Credit Agreement (the “Credit Agreement”) with a group of banks. The Credit Agreement provides for (i) a five-year unsecured multi-currency revolving credit facility (the “Revolving Credit Facility”) in the amount of $750.0 million (the “Aggregate Revolving Commitment”) with availability in currencies other than the United States Dollar of up to $550.0 million and (ii) a five-year unsecured United States Dollar term loan facility (the “Term Facility” and, collectively with the Revolving Credit Facility, the “Facilities”) in the amount of $300.0 million (the “Aggregate Term Commitment” and, collectively with the Aggregate Revolving Commitment, the “Aggregate Commitment”). Up to $60.0 million of the Aggregate Revolving Commitment is available for letters of credit. Subject to certain conditions set forth in the Credit Agreement, the Aggregate Commitment may be increased by up to $250.0 million. We may select interest rates for the Facilities equal to (i) LIBOR plus an applicable margin or (ii) a base rate plus an applicable margin, which in each case is determined based on our credit rating. We pay a facility fee on the Aggregate Revolving Commitment, whether drawn or undrawn, which is determined based on our credit rating. Any proceeds from borrowings under the Facilities may be used for general corporate purposes.

At September 30, 2014, there was $200.0 million of outstanding borrowings and approximately $4.6 million of outstanding letters of credit under the Revolving Credit Facility and $247.5 million of outstanding borrowings under the Term Facility, of which $37.5 million is included in our Condensed Consolidated Balance Sheet as Current portion of long-term debt and $210.0 million is classified as Long-term debt. At September 30, 2014, unused available credit under the Revolving Credit Facility was $545.4 million.

At June 30, 2014, there was $300.0 million of outstanding borrowings and approximately $4.6 million of outstanding letters of credit under the Revolving Credit Facility and $255.0 million of outstanding borrowings under the Term Facility, of which $35.6 million is included in our Condensed Consolidated Balance Sheet as Current portion of long-term debt and $219.4 million is classified as Long-term debt. At June 30, 2014, unused available credit under the Revolving Credit Facility was $445.4 million.

Long-Term Debt and Current Portion of Long-Term-Debt

At September 30, 2014 and June 30, 2014, long-term debt and current portion of long-term debt consisted of the following:

	Fair Value at September 30, 2014	Book Value at September 30, 2014	Fair Value at June 30, 2014	Book Value at June 30, 2014
Borrowings under revolving credit facility	$200,000	$200,000	$300,000	$300,000
Term facility	247,500	247,500	255,000	255,000
Other obligations	30	30	32	32

Total debt	447,530	447,530	555,032	555,032
Less: current portion of long-term debt	(37,500)	(37,500)	(35,625)	(35,625)

Total long-term debt	$410,030	$410,030	$519,407	$519,407

At September 30, 2014, long-term debt maturing in each of the next five fiscal years and thereafter is as follows:

2015	$28,125
2016	43,155
2017	135,000
2018	241,250
2019	0
Thereafter	0

Total	$447,530

If we do not meet the forecast in our budgets, we could violate our debt covenants and, absent a waiver from our lenders or an amendment to the Credit Agreement, we could be in default under the Credit Agreement. As a result, our debt under the Credit Agreement could become due, which would have a material adverse effect on our financial condition and results of operations. As of September 30, 2014, we were in compliance with all the financial covenants of the Credit Agreement.

Interest expense is reported net of interest income in our Condensed Consolidated Statements of Income. Interest expense, net was $2.7 million and $2.0 million for the three months ended September 30, 2014 and 2013, respectively. Gross interest expense was $3.1 million and $2.4 million for the three months ended September 30, 2014 and 2013, respectively. The non-cash portion of gross interest expense was $0.5 million for each of the three month periods ended September 30, 2014 and 2013, associated with the amortization of debt issuance costs on the Credit Agreement. The cash portion of gross interest expense was $2.6 million and $1.9 million in the three months ended September 30, 2014 and 2013, respectively, associated with interest on the Credit Agreement and our short-term borrowings. Interest income was $0.4 million for each of the three month periods ended September 30, 2014 and 2013, associated with interest earned on our cash and cash equivalents.

Note 10 – Income Taxes

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income. Income tax expense for the three months ended September 30, 2014 and 2013 was $27.8 million and $18.7 million, respectively. The effective tax rate for the three months ended September 30, 2014 and 2013 was 25.1 percent and 28.6 percent, respectively. The change in the effective tax rate for the three months ended September 30, 2014 compared to the same period in the prior year was primarily due to discrete tax charges booked in the prior period.

As of September 30, 2014 unrecognized tax benefits and the related interest were $43.5 million and $2.3 million, respectively, all of which would affect the tax rate if recognized. During the three months ended September 30, 2014, the change in tax reserves on uncertain tax positions and the related interest were $(0.7) million and less than $(0.1) million, respectively.

Note 11 – Shareholders’ Equity

Preferred Stock

As of September 30, 2014 and June 30, 2014, we had no shares of preferred stock outstanding. We are authorized to issue 5 million shares of preferred stock, $0.01 par value.

Common Stock

We have 200 million authorized shares of common stock, $0.01 par value. At September 30, 2014 and June 30, 2014, we had 98,823,756 and 98,408,042 shares issued; 30,319,785 and 30,319,785 shares in treasury stock and 68,503,971 and 68,088,257 shares outstanding (net of treasury stock), respectively.

Changes in Equity:

The following is a summary of the changes in Accumulated Other Comprehensive Income (“AOCI”) and changes in equity for the three months ended September 30, 2014 and 2013:

($ in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	AOCI	Retained Earnings	Treasury Stock	Total Harman International Industries, Incorporated Shareholders’ Equity	Non Controlling Interest	Total Equity
Balance, June 30, 2014	$0	$984	$1,040,254	$39,799	$1,979,234	$(1,267,693)	$1,792,578	$443	$1,793,021
Net income	0	0	0	0	82,973	0	82,973	(39)	82,934
Other comprehensive income, net of tax				1,461			1,461	4	1,465
Exercise of stock options	0	4	6,005	0	0	0	6,009	0	6,009
Repurchases related to share-based compensation arrangements	0	0	(21,670)	0	0	0	(21,670)	0	(21,670)
Share-based compensation, net	0	0	10,818	0	0	0	10,818	0	10,818
Excess tax benefit from share-based compensation	0	0	2,803	0	0	0	2,803	0	2,803
Dividends ($0.33 per share)	0	0	0	0	(22,735)	0	(22,735)	0	(22,735)

Balance, September 30, 2014	$0	$988	$1,038,210	$41,260	$2,039,472	$(1,267,693)	$1,852,237	$408	$1,852,645

($ in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	AOCI	Retained Earnings	Treasury Stock	Total Harman International Industries, Incorporated Shareholders’ Equity	Non Controlling Interest	Total Equity
Balance, June 30, 2013	$0	$970	$971,748	$21,800	$1,827,267	$(1,176,914)	$1,644,871	$0	$1,644,871
Net income	0	0	0	0	46,452	0	46,452	0	46,452
Other comprehensive income, net of tax				18,694			18,694		18,694
Treasury stock repurchases	0	0	0	0	0	(26,371)	(26,371)	0	(26,371)
Exercise of stock options	0	8	17,054	0	0	0	17,062	0	17,062
Repurchases related to share-based compensation arrangements	0	0	(11,913)	0	0	0	(11,913)	0	(11,913)
Share-based compensation, net	0	0	6,623	0	0	0	6,623	0	6,623
Excess tax benefit from share-based compensation	0	0	878	0	0	0	878	0	878
Dividends ($0.30 per share)	0	0	0	0	(20,732)	0	(20,732)	0	(20,732)

Balance, September 30, 2013	$0	$978	$984,390	$40,494	$1,852,987	$(1,203,285)	$1,675,564	$0	$1,675,564

Note 12 – Share-Based Compensation

On December 7, 2011 (the “Effective Date”), our shareholders approved the 2012 Stock Option and Incentive Plan (the “2012 Plan”), which is effective through December 7, 2021. As of the Effective Date, no further grants may be granted under our former plan, the Amended and Restated 2002 Stock Option and Incentive Plan, as amended (the “2002 Plan” and together with the 2012 Plan, the “Plans”). On December 4, 2013, we amended the 2012 Plan to (i) increase the number of shares available under the 2012 Plan for the grant of future awards by 2,869,821 shares to an aggregate amount not to exceed 7,269,821 shares of our common stock and (ii) modified certain share counting provisions related to the definition of a full-value grant from 1.71 to 1.5 (“Full-Value Grant”). The 2012 Plan provides for two types of awards: (i) a Full-Value Grant under which one award shall reduce the shares available for grant under the 2012 Plan by 1.71 shares if granted prior to December 4, 2013 or 1.5 shares if granted on or after December 4, 2013, and (ii) an option or stock appreciation right grant, under which one award shall reduce the shares available for grant under the 2012 Plan by one share. During the three months ended September 30, 2014, 1,145 options to purchase shares of our common stock, 385,427 stock-settled restricted stock units, 856 cash-settled restricted stock units and 1,486 cash-settled stock appreciation rights were granted under the 2012 Plan. As of September 30, 2014, there were 3,994,618 shares available for grant under the 2012 Plan.

Share-based compensation expense, net was $10.8 million and $6.6 million for the three months ended September 30, 2014 and 2013, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for share-based compensation arrangements was $3.0 million and $1.5 million for the three months ended September 30, 2014 and 2013, respectively.

Fair Value Determination

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions noted in the following table.

	Three Months Ended September 30,
	2014	2013
Expected volatility	31.6% - 38.6%	39.9% - 55.4%
Weighted-average volatility	35.9%	46.1%
Expected annual dividend	$1.32	$1.20
Expected term (in years)	2.12 - 4.12	2.61 - 4.66
Risk-free rate	0.4% - 1.2%	0.6% - 1.8%

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

Stock Option Activity

A summary of option activity under our Plans as of September 30, 2014 and changes during the three months ended September 30, 2014 is presented below:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2014	1,419,598	$65.90	6.70	$62,204
Granted	1,145	112.77
Exercised	(120,361)	48.42
Forfeited or expired	(29,269)	53.58

Outstanding at September 30, 2014	1,271,113	$67.89	6.35	$44,206

Exercisable at September 30, 2014	795,427	$73.47	5.06	$25,345

The weighted-average grant-date fair value of options granted for the three months ended September 30, 2014 and 2013 was $26.68 and $20.74, respectively. The total intrinsic value of options exercised for the three months ended September 30, 2014 and 2013 was $7.6 million and $11.0 million, respectively.

Modification of Certain Stock Option Awards

Prior to fiscal year 2011, certain of the award agreements under the 2002 Plan stated that vested options not exercised were forfeited upon termination of employment for any reason other than death or disability. However, such award agreements provided that the Compensation and Option Committee of our Board of Directors (the “Compensation and Option Committee”) could extend the time period to exercise vested options 90 days beyond the employment termination date for certain employees. During the three months ended September 30, 2014 and 2013, the Compensation and Option Committee used this authority. This action represented a modification of the terms or conditions of an equity award and therefore was accounted for as an exchange of the original award for a new award. Incremental share-based compensation cost for the excess of the fair value of the new award over the fair value of the original award was immaterial.

Restricted Stock Units

In the three months ended September 30, 2014, we granted 98,586 restricted stock units with earnings per share (“EPS”) performance conditions, and 98,586 restricted stock units with market conditions under the 2012 Plan. Additionally, both the restricted stock units with EPS performance conditions and the restricted stock units with market conditions, secondarily vest based on the achievement of a return on invested capital (“ROIC”) performance condition, specifically, the achievement of a certain average ROIC level over fiscal years 2015 through 2017. The restricted stock units with EPS performance conditions cliff vest three years from the date of grant based on the achievement of certain cumulative EPS levels from fiscal years 2015 through 2017. The restricted stock units with market conditions cliff vest three years from the date of grant based on a comparison of our total shareholder return (“TSR”) to the TSR of a selected peer group of publicly listed multinational companies. The grant date fair value of the restricted stock units with market conditions of $7.5 million was calculated using a Monte Carlo simulation model. Compensation expense is recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the applicable targets will be met for the performance conditions, which is reassessed each reporting period.

In the three months ended September 30, 2013, we granted 130,616 restricted stock units with EPS performance conditions, and 130,641 restricted stock units with market conditions under the 2012 Plan. Additionally, both the restricted stock units with EPS performance conditions and the restricted stock units with market conditions, secondarily vest based on the achievement of a ROIC performance condition, specifically, the achievement of a certain average ROIC level over fiscal years 2014 through 2016. The restricted stock units with EPS performance conditions cliff vest three years from the date of grant based on the achievement of certain cumulative EPS levels from fiscal years 2014 through 2016. The restricted stock units with market conditions cliff vest three years from the date of grant based on a comparison of our TSR to the TSR of a selected peer group of publicly listed multinational companies. The grant date fair value of the restricted stock units with market conditions of $6.0 million was calculated using a Monte Carlo simulation model. Compensation expense is recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the applicable targets will be met for the performance conditions, which is reassessed each reporting period.

In the three months ended September 30, 2014 and 2013, we also granted 188,255 and 172,816 time vested restricted stock units, without performance or market conditions, respectively, under the 2012 Plan that vest three years from the date of grant.

In the three months ended September 30, 2014 and 2013, we granted 856 and 613 cash-settled restricted stock units, respectively, under the 2012 Plan. These restricted stock units are accounted for as liability awards and are recorded at the fair value at the end of the reporting period in accordance with their vesting schedules. During the three months ended September 30, 2014 and 2013, 1,150 and 0 of these restricted stock units were settled, respectively. At September 30, 2014, 2,338 cash-settled restricted stock units were outstanding.

A summary of equity classified restricted stock unit activity as of September 30, 2014 and changes during the three months ended September 30, 2014 is presented below:

Restricted Stock Units
Nonvested at June 30, 2014	1,543,925
Granted	385,427
Vested	(485,435)
Forfeited	(78,213)

Nonvested at September 30, 2014	1,365,704

At September 30, 2014, the aggregate intrinsic value of equity-classified restricted stock units was $133.9 million and there was $63.2 million of total unrecognized compensation cost related to equity classified restricted stock unit compensation arrangements. The weighted average recognition period was 1.8 years.

Stock Appreciation Rights

A summary of cash-settled stock appreciation rights as of September 30, 2014 and changes during the three months ended September 30, 2014 is presented below:

Stock Appreciation Rights
Non-vested at June 30, 2014	12,031
Granted	1,486
Vested	(6,723)
Forfeited	0

Non-vested at September 30, 2014	6,794

Exercisable	6,726

These stock appreciation rights are accounted for as liability awards and are recorded at the fair value at the end of the reporting period in accordance with their vesting schedules. The fair value is calculated using the Black-Scholes option valuation model using assumptions consistent with our stock options.

Note 13 – Derivatives

We are exposed to market risk from changes in foreign currency exchange rates and interest rates, which could affect our operating results, financial condition and cash flows. We manage our exposure to these risks through our regular operating and financial activities and, when appropriate, through the use of derivative financial instruments. These derivative instruments are utilized to hedge economic exposures, as well as to reduce earnings and cash flow volatility resulting from shifts in market rates. We enter into limited types of derivative contracts, including foreign currency spot and forward, as well as interest rate swap contracts, to manage foreign currency and interest rate exposures. Our primary foreign currency exposure is the Euro. The fair market values of all our derivative contracts change with fluctuations in interest rates and currency rates and are designed so that any changes in their values are offset by changes in the values of the underlying exposures. Derivative financial instruments are held solely as risk management tools and not for trading or speculative purposes.

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

At September 30, 2014 and June 30, 2014, we had outstanding foreign exchange contracts, primarily forward contracts, which are summarized below:

	September 30, 2014		June 30, 2014
	Gross Notional Value	Fair Value Asset/ (Liability)(1)	Gross Notional Value	Fair Value Asset/ (Liability)(1)
Currency Hedged (Buy/Sell):
U.S. Dollar/Euro	$1,597,500	$93,910	$1,558,950	$(21,418)
Euro/U.S. Dollar	223,350	(15,455)	214,781	1,077
Euro/Swiss Franc	36,649	(34)	0	0
Swiss Franc/Euro	36,649	97	0	0
U.S. Dollar/Indian Rupee	35,000	285	35,000	(583)
Chinese Yuan/U.S. Dollar	23,683	131	0	0
Japanese Yen/Euro	20,378	(224)	0	0
British Pound/U.S. Dollar	14,591	(30)	0	0
Chinese Yuan/Euro	11,110	579	0	0
Hungarian Forint/Euro	9,589	118	0	0
Euro/Russian Rubles	7,576	201	8,828	(141)
U.S. Dollar/Brazilian Real	1,836	100	5,052	(95)
U.S. Dollar/Russian Rubles	986	26	0	0
Russian Rubles/U.S. Dollar	248	(7)	0	0
Euro/Brazilian Real	0	0	8,490	(123)

Total	$2,019,145	$79,697	$1,831,101	$(21,283)

(1)	Represents the net receivable/(payable) included in our Condensed Consolidated Balance Sheets.

Cash Flow Hedges

We designate a portion of our foreign exchange contracts as cash flow hedges of foreign currency denominated purchases. As of September 30, 2014 and June 30, 2014, we had $1,535.4 million and $1,467.7 million of forward contracts maturing through June 2018. These contracts are recorded at fair value in the accompanying Condensed Consolidated Balance Sheets. During the fiscal year ended June 30, 2014, we changed our election to now include forward points in our effectiveness assessment. Prior to this change, the changes in fair value for these contracts were calculated on a spot to spot rate basis. Effective September 30, 2013, the changes in fair value for these contracts are calculated on a forward to forward rate basis. These changes in fair value are reported in AOCI and are reclassified to either Cost of sales or Selling, general and administrative expenses (“SG&A”), depending on the nature of the underlying asset or liability that is being hedged, in our Condensed Consolidated Statements of Income, in the period or periods during which the underlying transaction occurs.

Changes in the fair value of the derivatives are highly effective in offsetting changes in the cash flows of the hedged items because the amounts and the maturities of the derivatives approximate those of the forecasted exposures. Any ineffective portion of the derivative is recognized in the current period in our Condensed Consolidated Statements of Income, in the same line item in which the foreign currency gain or loss on the underlying hedged transaction was recorded. We recognized $2.0 million and $0.2 million of ineffectiveness in our Condensed Consolidated Statement of Income in the three months ended September 30, 2014 and 2013, respectively. Prior to September 30, 2013, all components of each derivative’s gain or loss, with the exception of forward points (see below), were included in the assessment of hedge ineffectiveness. Effective September 30, 2013, we changed our election and now include forward points in our effectiveness assessment. At September 30, 2014 and June 30, 2014, the fair values of these contracts were a net asset of $86.2 million and a net liability $19.9 million, respectively. The amount associated with these hedges that is expected to be reclassified from AOCI to earnings within the next 12 months is a gain of $32.8 million.

For the three months ended September 30, 2014, we did not recognize any gains or losses related to the change in forward points. For the three months ended September 30, 2013, we recognized $0.5 million of net gains related to the change in forward points.

Economic Hedges

When hedge accounting is not applied to derivative contracts, or after former cash flow hedges have been de-designated as balance sheet hedges, we recognize the gain or loss on the associated contracts directly in current period earnings in our Condensed Consolidated Statements of Income as either Foreign exchange losses, net or Cost of sales according to the underlying exposure. As of September 30, 2014 and June 30, 2014, we had $483.7 million and $363.4 million, respectively, of forward contracts maturing through March 2015 and December 2014, respectively, in various currencies to hedge foreign currency denominated intercompany loans and other foreign currency denominated assets. At September 30, 2014 and June 30, 2014, the fair values of these contracts were net liabilities of $6.5 million and $1.4 million, respectively. Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans and other foreign denominated assets in Foreign exchange losses, net in our Condensed Consolidated Statements of Income.

Interest Rate Risk Management

We had one interest rate swap contract which matured on September 30, 2013 with a notional amount of $19.7 million in order to manage our interest rate exposure and effectively convert interest on an operating lease from a variable rate to a fixed rate. The objective of the swap was to offset changes in rent expenses caused by interest rate fluctuations. The interest rate swap contract was designated as a cash flow hedge. At the end of each reporting period, the discounted fair value of the swap contract was calculated and recorded in AOCI and reclassified to rent expense, within SG&A in our Condensed Consolidated Statements of Income, in the then applicable period when rent was paid. If the hedge was determined to be ineffective, the ineffective portion would have been reclassified from AOCI and recorded as rent expense, within SG&A. We recognized zero and less than $0.1 million of ineffectiveness in each of the three months ended September 30, 2014 and 2013, respectively, in our Condensed Consolidated Statements of Income. All components of the derivative were included in the assessment of the hedges’ effectiveness.

Fair Value of Derivatives

The following tables provide a summary of the fair value amounts of our derivative instruments as of September 30, 2014 and June 30, 2014:

		Fair Value
	Balance Sheet Location	September 30, 2014	June 30, 2014
Derivatives Designated as Cash Flow Hedges, Gross:
Other assets:
Foreign exchange contracts	Other current assets	$27,862	$1,141
Foreign exchange contracts	Other assets	58,491	0

Total assets		86,353	1,141
Other liabilities:
Foreign exchange contracts	Accrued liabilities	195	20,997

Net asset/(liability) for derivatives designated as hedging instruments		86,158	(19,856)

Derivatives Designated as Economic Hedges, Gross:
Other assets:
Foreign exchange contracts	Other current assets	9,093	$1,094
Other liabilities:
Foreign exchange contracts	Accrued liabilities	15,554	2,521

Net liability for economic hedges:		(6,461)	(1,427)

Total net derivative asset/(liability)		$79,697	$(21,283)

Derivative Activity:

The following tables show derivative activity for derivatives designated as cash flow hedges for the three months ended September 30, 2014 and 2013:

Derivative	Location of Derivative Gain/(Loss) Recognized in Income	Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion)		Gain/(Loss) from Amounts Excluded from Effectiveness Testing
		Three Months Ended September 30,
		2014	2013	2014	2013	2014	2013
Foreign exchange contracts	Cost of sales	$(803)	$937	$2,042	$(224)	$0	$0
Foreign exchange contracts	SG&A	53	0	0	0	0	0
Foreign exchange contracts	Foreign exchange losses, net	0	0	0	0	(4)	520
Interest rate swap	SG&A	0	(192)	0	(1)	0	0

Total cash flow hedges		$(750)	$745	$2,042	$(225)	$(4)	$520

Derivative	Gain/(Loss) Recognized in AOCI (Effective Portion)
	Three Months Ended September 30,
	2014	2013
Foreign exchange contracts	$107,431	$(19,813)
Interest rate swap	0	35

Total cash flow hedges	$107,431	$(19,778)

The following table summarizes gains and losses from our derivative instruments that are not designated as hedging instruments for the three months ended September 30, 2014 and 2013:

		Three Months Ended September 30,
Derivative	Location of Derivative Gain/(Loss)	2014	2013
Foreign exchange contracts—forwards	Cost of sales	$8,337	$(3,509)
Foreign exchange contracts—forwards	Foreign exchange gains, net	(16,636)	9,234

Note 14 – Fair Value Measurements

Pursuant to the accounting guidance for fair value measurements, fair value is defined as the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. When determining the fair value measurements for assets and liabilities, we consider the principal or most advantageous market in which the asset or liability would transact in and we consider assumptions that market participants would use when pricing the asset or liability.

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

The following table provides the fair value hierarchy for assets and liabilities measured on a recurring basis.

	Fair Value at September 30, 2014			Fair Value at June 30, 2014
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets/(Liabilities)
Available-for-sale securities	$2,540	$0	$0	$2,472	$0	$0
Foreign exchange contracts	0	79,697	0	0	(21,283)	0
Pension assets	5,056	0	0	6,641	0	0
Contingent consideration	0	0	(8,194)	0	0	(7,328)

Net asset/(liability)	$7,596	$79,697	$(8,194)	$9,113	$(21,283)	$(7,328)

	Total Gains (Losses) for the Three Months Ended September 30,
Description of Liability	2014	2013
Contingent Consideration	$(866)	$0

The following describes the valuation methodologies we use to measure assets and liabilities accounted for at fair value on a recurring basis:

Available-for-Sale Securities: Available-for-sale securities are classified as Level 1 as the fair value was determined from market quotes obtained from financial institutions in active markets.

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

Contingent Consideration: A portion of our contingent consideration is associated with an earn-out related to our acquisition of substantially all of the assets of yurbuds. We use a discounted cash flow approach (a form of the income approach) in determining the fair value of the contingent consideration. The principal inputs to the approach include our expectations of the yurbuds gross profit, through June 30, 2017 and a discount rate that begins with our weighted average cost of capital and adjusts for the risks associated with the underlying yurbuds gross profit outcome, the functional form of the payout and our credit risk associated with making the payment. During the three months ended September 30, 2014, we reassessed our expectations of the yurbuds gross profit outcome and confirmed our estimate of the $6.2 million contingent consideration liability.

A portion of our contingent consideration is associated with an earn-out related to our acquisition of Duran Audio BV (“Duran”). We use a probability-weighted discounted cash flow approach (a form of the income approach) in determining the fair value of the contingent consideration. The principal inputs to the approach include our expectations of Duran gross profit related to the sale of certain specified products through June 30, 2020 and a discount rate that begins with our weighted average cost of capital and adjusts for the risks associated with the underlying Duran gross profit outcome, the functional form of the payout and our credit risk associated with making the payment. During the three months ended September 30, 2014, we reassessed our expectations of the Duran gross profit outcome and revised our estimate of the contingent consideration liability to increase it to $1.9 million from the previously recorded balance of $0.9 million. This increase of $1.0 million was recorded within SG&A in our Condensed Consolidated Statement of Income for the three months ended September 30, 2014.

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

The following table provides the carrying value for assets and liabilities measured on a non-recurring basis, all of which are measured under Level 3 of the fair value hierarchy, and the losses recorded during the periods presented. There were no gains or losses recognized in the three months ended September 30, 2014 and 2013.

Description of Assets	September 30, 2014	June 30, 2014
Equity method investments	$1,228	$3,578
Goodwill	526,040	540,952
Long-lived assets	662,682	691,887

Total	$1,189,950	$1,236,417

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

Goodwill: Goodwill is evaluated for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. This asset is included in Level 3. Refer to Note 8 – Goodwill and Intangible Assets, Net for more information.

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

Note 15 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of the following:

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
	Pre-Tax	Net of Tax	Pre-Tax	Net of Tax
Foreign currency translation (losses) gains	$(81,415)	$(81,415)	$34,085	$34,085

Changes in hedging derivatives:
Reclassifications from AOCI into income (effective portion) (1)	803	607	(937)	(699)
Reclassifications from AOCI into income (effective portion) (2)	(53)	(39)	192	143
Reclassifications from AOCI into income (ineffective portion) (1)	(2,042)	(1,545)	224	167
Reclassifications from AOCI into income (ineffective portion) (2)	0	0	1	1
Gains (losses) recognized in AOCI (effective portion)	107,431	81,297	(19,778)	(14,757)
Other gains (losses)	2,042	1,544	(258)	(191)

Unrealized gains (losses) on hedging derivatives	108,181	81,864	(20,556)	(15,336)
Pension liability adjustment:
Amortization of prior service cost (3)	243	170	250	160
Amortization of net loss (3)	948	664	754	499
Expected return on plan assets (3)	(66)	(46)	(62)	(48)
Other gains (losses)(4)	915	189	(923)	(673)

Pension liability adjustment	2,040	977	19	(62)
Unrealized gains on available-for-sale securities	60	39	10	7

Other comprehensive income	28,866	1,465	13,558	18,694
Other comprehensive income attributable to noncontrolling interest	4	4	0	0

Other comprehensive income attributable to Harman International Industries, Incorporated	$28,862	$1,461	$13,558	$18,694

(1)	Reclassified to Cost of sales in our Condensed Consolidated Statements of Income. Refer to Note 13 – Derivatives for more information.
(2)	Reclassified to SG&A in our Condensed Consolidated Statements of Income. Refer to Note 13 – Derivatives for more information.
(3)	Reclassified to SG&A in our Condensed Consolidated Statements of Income. Refer to Note 17 – Retirement Benefits for more information.
(4)	Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits included in AOCI.

AOCI: At September 30, 2014 and June 30, 2014 AOCI consisted of the following:

Income/(Loss):	September 30, 2014	June 30, 2014
Cumulative translation adjustment	$14,735	$96,154
Pension liability adjustment	(41,559)	(42,536)
Unrealized gains (losses) on hedging derivatives	67,645	(14,219)
Unrealized gains on available-for-sale securities	439	400

Total AOCI	$41,260	$39,799

We had approximately $2.5 million of investments at September 30, 2014 and June 30, 2014 included in Other current assets in our Condensed Consolidated Balance Sheets that have been classified as available-for-sale securities. These securities are recorded at fair value with realized gains and losses recorded in income and unrealized gains and losses recorded in AOCI, net of taxes.

Note 16 – Restructuring Program

Our restructuring program that is designed to improve our global footprint, cost structure, technology portfolio, human resources and internal processes continues. For the three months ended September 30, 2014 and 2013, we continued to refine existing programs and launched significant new programs focused on achieving further productivity improvements to: (i) optimize certain research and development, supply chain and administrative functions; (ii) outsource certain manufacturing capabilities; (iii) divest or sublease facilities no longer needed to support current operations and (iv) relocate certain functions to best cost countries.

A summary and components of our restructuring initiatives are presented below and include accruals for new programs as well as revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Severance Related Costs	Third Party Contractor Termination Costs	Facility Closure and Other Related Costs	Asset Impairments(1)	Total
Liability, June 30, 2014	$54,157	$0	$30,262	$0	$84,419
Expense (2)	5,093	0	439	1,394	6,926
Accumulated depreciation offset	0	0	0	(1,394)	(1,394)
Payments	(3,834)	0	(1,010)	0	(4,844)
Foreign currency translation	(3,879)	0	(1,772)	0	(5,651)

Liability, September 30, 2014	$51,537	$0	$27,919	$0	$79,456

Liability, June 30, 2013	$23,563	$1,014	$33,848	$0	$58,425
Expense (2)	20,694	12	1,309	2,020	24,035
Accumulated depreciation offset	0	0	0	(2,020)	(2,020)
Payments	(9,990)	(61)	(1,858)	0	(11,909)
Foreign currency translation	824	28	1,035	0	1,887

Liability, September 30, 2013	$35,091	$993	$34,334	$0	$70,418

(1)	Credits related to restructuring charges for accelerated depreciation and inventory provisions are recorded against the related assets in Property, plant and equipment, net or Inventories in our Condensed Consolidated Balance Sheets and do not impact the restructuring liability.
(2)	Restructuring expenses noted above are primarily in SG&A in our Condensed Consolidated Statements of Income. Asset impairments which consist of accelerated depreciation and inventory provisions are primarily in Cost of sales in our Condensed Consolidated Statements of Income.

Restructuring liabilities are recorded in Accrued liabilities and Other non-current liabilities in our Condensed Consolidated Balance Sheets.

Restructuring expenses by reporting business segment are presented below:

	Three Months Ended September 30,
	2014	2013
Infotainment	$(10)	$20,731
Lifestyle	1,815	883
Professional	3,727	401

Total	5,532	22,015
Asset impairments	1,394	2,020

Total	$6,926	$24,035

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

The SERP is an unfunded plan for tax purposes and under the Employee Retirement Income Security Act of 1974 (“ERISA”) all obligations arising under the SERP are payable from our general assets. To assist in the funding of the benefits under the SERP, we maintain assets in an irrevocable trust whereby the use of these assets is restricted to funding our future benefit obligations under the SERP. These assets are not plan assets of the SERP, therefore, in the event of bankruptcy, the assets become unrestricted and the SERP would become a general creditor of our company. The assets and liabilities, and earnings and expenses, of the irrevocable trust are consolidated in our condensed consolidated financial statements. As of September 30, 2014 and June 30, 2014, there were $97.5 million and $97.4 million, respectively, of total assets included in the irrevocable trust of which $58.1 million in each period consist of Cash and cash equivalents and $39.4 million and $39.3 million, respectively, consist of the cash surrender value of life insurance policies.

The following table presents the components of net periodic benefit cost for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014	2013
Service cost	$1,023	$610
Interest cost	1,724	1,776
Expected return on plan assets	(66)	(62)
Amortization of prior service cost	243	247
Amortization of net loss	948	754
Settlement	105	0

Net periodic benefit cost	$3,977	$3,325

During the three months ended September 30, 2014 and 2013, we made contributions of $2.6 million and $2.2 million, respectively, to the defined benefit pension plans which were paid to participants. We expect to make approximately $7.5 million in contributions for the remainder of the fiscal year ending June 30, 2015.

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

Lifestyle

Our Lifestyle segment designs, manufactures and markets automotive audio systems for vehicle applications to be installed primarily as original equipment by automotive manufacturers and a wide range of mid-end to high-end audio and consumer electronics for home, multimedia and mobile applications. Our Lifestyle audio products feature some of the world’s most recognized audio brands, including AKG®, Harman/Kardon®, Infinity®, JBL®, Lexicon®, Logic 7®, Mark Levinson®, Revel®, Selenium® and yurbuds® Powered by JBL.

Professional

Our Professional segment designs, manufactures and markets an extensive range of loudspeakers, power amplifiers, digital signal processors, microphones, headphones, lighting systems, mixing consoles, video and control solutions and information delivery systems used by audio professionals in concert halls, stadiums, airports, houses of worship and other public spaces. We also provide high quality products to the sound reinforcement, music instrument support and broadcast and recording segments of the professional audio market. We offer complete systems solutions for professional installations and users around the world. Our Professional products are marketed globally under brand names including AKG, AMX®, BSS®, Crown®, dbx®, DigiTech®, JBL Professional, Lexicon, Martin®, Selenium, Soundcraft® and Studer®.

Other

Our Other segment includes compensation, benefits and occupancy costs for corporate employees, net of reporting segment allocations, expenses associated with new technology innovation and our corporate brand identity campaign.

The following table reports Net sales and Operating income (loss) by each reporting segment for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014	2013
Net sales:
Infotainment	$748,097	$639,753
Lifestyle	426,144	334,488
Professional	254,437	197,431
Other	244	133

Total	$1,428,922	$1,171,805

Operating income (loss):
Infotainment	$77,353	$32,427
Lifestyle	49,966	41,240
Professional	23,265	26,480
Other	(34,801)	(30,765)

Total	$115,783	$69,382

Note 19 – Significant Customers

Presented below are the percentages of net sales to, and net accounts receivables due from, customers who represent ten percent or more of our net sales or net accounts receivable, as follows:

	Net Sales		Accounts Receivable, Net
	Three months Ended September 30,		September 30,	June 30,
	2014	2013	2014	2014
BMW	15%	18%	12%	11%
Fiat Chrysler Automobiles	14%	14%	14%	13%
Audi/Volkswagen	11%	12%	8%	7%
Toyota/Lexus	7%	10%	4%	4%
Other customers	53%	46%	62%	65%

Total	100%	100%	100%	100%

We anticipate that BMW, Fiat Chrysler Automobiles, Audi/Volkswagen and Toyota/Lexus will continue to account for a significant portion of our net sales and net accounts receivable for the foreseeable future. Our customers are not obligated to any long-term purchases of our products.

Note 20 – Commitments and Contingencies

At September 30, 2014, we were subject to legal claims and litigation arising in the ordinary course of business, including the matters described below. The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

On September 5, 2012, the Court heard oral arguments on defendants’ motion to dismiss. At the request of the Court, on September 24, 2012, each side submitted a supplemental briefing on defendants’ motion to dismiss. On January 17, 2014, the Court granted a motion to dismiss, without prejudice, the In re Harman International Industries, Inc. Securities Litigation. The Lead Plaintiff has filed a notice of appeal and the matter has been fully briefed but no hearing has yet been set.

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

On March 24, 2008, the Court ordered, for pretrial management purposes only, the consolidation of Patrick Russell v. Harman International Industries, Incorporated, et al. with In re Harman International Industries, Inc. Securities Litigation. Defendants moved to dismiss the complaint in its entirety on August 5, 2008. The Russell Plaintiff opposed the defendants’ motion to dismiss on September 19, 2008, and defendants filed a reply in further support of their motion to dismiss on October 20, 2008. On May 22, 2013, the District Court dismissed the complaint in its entirety. The Russell Plaintiff filed a notice of appeal and oral arguments on the briefs submitted by the parties were heard on September 30, 2014, but no decision has yet been rendered by the Court.

Infotainment Supply Arrangements

We have arrangements with our infotainment customers to provide products that meet predetermined technical specifications and delivery dates. In the event that we do not satisfy the performance obligations under these arrangements, we may be required to indemnify the customer. We accrue for any loss that we expect to incur under these arrangements when that loss is probable and can be reasonably estimated. For the three months ended September 30, 2014 and 2013, we incurred $4.9 million of costs relating to delayed delivery of product to an infotainment customer and $6.1 million of gains relating to losses that we no longer expect to incur, respectively. An inability to meet performance obligations on infotainment platforms to be delivered in future periods could adversely affect our results of operations, cash flows and financial condition in future periods.

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

In June 2014, we submitted our final Prior Disclosure supplement and we are now waiting for U.S. Customs regulations to accept our final Prior Disclosure. As of September 30, 2014 and June 30, 2014, we have estimated that our potential liability including interest related to this Prior Disclosure and the related updates is approximately $18 million, which has been accrued for in our Condensed Consolidated Balance Sheets. Approximately $12 million of payments were remitted during the fiscal year ended June 30, 2014. No further payments have been made in the three months ended September 30, 2014.

Note 21 – Related Party Transactions

In December 2009, we entered into a three-year agreement for engineering and software development services with Neusoft Corporation (“Neusoft”), a Shanghai exchange listed technology solutions provider. A member of our Board of Directors is the Chairman and CEO of Neusoft. On April 20, 2010, our subsidiary, IS entered into an asset purchase and business transfer agreement (the “Asset Purchase Agreement”) with Neusoft Technology Solutions GmbH (“Neusoft Technology”), a subsidiary of Neusoft, for the sale of certain tangible assets located at IS’s facility in Hamburg, Germany. This transaction closed on June 1, 2010. As part of the Asset Purchase Agreement, IS and Neusoft Technology entered into a five-year agreement for engineering and software development services related to IS’s vehicle navigation business (the “Services Agreement”). Under the terms of the Asset Purchase Agreement, IS transferred at closing certain tangible assets and employment relationships to Neusoft Technology and received consideration of €6.0 million. Our indirect wholly-owned subsidiary, Harman Becker Automotive Systems GmbH (“HBAS”) and Neusoft Europe AG, a subsidiary of Neusoft, are guarantors under the terms of the Asset Purchase Agreement and the Services Agreement.

In the first quarter of fiscal year 2013, we entered into a contract with Neusoft to develop certain software to be integrated into certain infotainment platforms for a customer. In the third quarter of fiscal year 2013, we entered into a separate contract with Neusoft to develop digital map databases. As of June 30, 2014, we have paid Neusoft approximately $11.9 million for this capitalized software asset which will be amortized over approximately four years, which is the future revenue stream of the products to which it relates.

During the three months ended September 30, 2014 and 2013, we incurred total expenses of $6.8 million and $7.7 million, respectively, for engineering and software development services with Neusoft Technology and Neusoft. During the three months ended September 30, 2014 and 2013, we paid Neusoft and Neusoft Technology approximately $8.0 million and $9.9 million, respectively.

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

The total investment amount of the Harman Neusoft JV is $10.0 million and the registered capital is $7.0 million. We will contribute 60 percent and Neusoft will contribute 40 percent of the registered capital. The Harman Neusoft JV was officially approved by the Chinese government in December 2013. We are still in the process of setting up the Harman Neusoft JV’s infrastructure. We and Neusoft began funding our respective share of the registered capital in the fourth quarter of fiscal year 2014. The total amount funded was 20 percent of the registered capital or $1.4 million, with our contribution of $0.8 million or 60 percent and Neusoft’s contribution of $0.6 million or 40 percent. The operating results of the Harman Neusoft JV are included in our consolidated financial statements as a non-controlling interest. The portion of the Harman Neusoft JV that we do not own is eliminated from our consolidated operating results on the line Net income attributable to noncontrolling interest in our Condensed Consolidated Statements of Income. The Noncontrolling interest is reported in our Condensed Consolidated Balance Sheets within equity, stated separately from Harman’s equity.

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

During the three months ended September 30, 2014 and 2013, no further payments were made nor expense recognized related to our payment obligations that have been made or which are deemed probable of being made to Schaidt KG to indemnify them for their assumption of certain of our obligations. Approximately €16.7 million, or approximately $23.0 million, of accrued indemnification payments are expected to be paid over the next year and are accrued for in Accrued liabilities in our Condensed Consolidated Balance Sheet at September 30, 2014. We have revised our estimated useful life of the transferred manufacturing assets to accelerate the depreciation over the expected term of the manufacturing arrangement. Approximately $1.4 million of accelerated depreciation was recorded in each of the three month periods ended September 30, 2014 and 2013. As a result, the manufacturing plant assets will be included in our consolidated financial statements from the Schaidt Agreement Date forward unless future circumstances warrant a change.

Note 23 – Acquisitions

AMX LLC

On June 13, 2014, (the “AMX Acquisition Date”), we acquired all of the outstanding shares of AMX, a provider of enterprise automation and control and audio/video switching and distribution solutions, for a total purchase price of $365.0 million (the “AMX Acquisition”), subject to both a net debt and working capital adjustment (the “AMX Adjustments”). We are in the process of finalizing the AMX Adjustments. There is an indemnification holdback of $25.0 million and a working capital holdback of $2.0 million (the “Holdback Amounts”) which are payable contingent on the outcome of certain events over the next 36 months. On the AMX Acquisition Date, based on the estimated closing balance sheet, we paid $372.9 million which included $27.0 million placed in escrow for the Holdback Amounts and $7.9 million related to the AMX Adjustments.

The total cost of the AMX Acquisition was allocated on a preliminary basis, subject to final allocation, to the assets acquired and liabilities assumed based on their fair values at the AMX Acquisition Date, as follows:

June 13, 2014
Cash and cash equivalents	$4,351
Accounts receivable, net	27,203
Inventories, net	29,100
Other current assets	4,877

Current assets	65,531
Property, plant and equipment, net	28,189
Goodwill	241,122
Intangibles	101,030
Other assets	4,275

Total assets	440,147

Accounts payable	11,834
Accrued liabilities	9,698

Total current liabilities	21,532
Other non-current liabilities	45,674

Total liabilities	67,206

Net assets	372,941

Based on our preliminary valuation, goodwill and intangibles were recorded in connection with the AMX Acquisition based on third-party valuations and management’s estimates for those acquired intangible assets. The valuation of the acquired net assets is subject to change as we obtain additional information for our estimates during the measurement period. The primary areas of those purchase price allocations that are not yet finalized relate to identifiable intangible assets and residual goodwill. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Of the $241.1 million of goodwill recognized, none is deductible for tax purposes. Intangible assets include a non-amortized indefinite useful life trade name of $55.7 million, customer relationships of $26.7 million with an approximate useful life of two to nine years, technology of $17.0 million with an approximate useful life of five years, backlog of $1.5 million with an approximate useful life of two months, and a covenant not-to-compete of $0.1 million with an approximate useful life of three years. We also recorded adjustments of $4.2 million to Inventories and $2.7 million to Property, plant and equipment, net in our Condensed Consolidated Balance Sheet to adjust the opening balances to fair value. The adjustment to Inventories will be amortized over its estimated useful life of four months through Cost of sales in our Condensed Consolidated Statement of Income. The adjustment to Property, plant and equipment, net will be amortized over its estimated useful life of five to 35 years through depreciation expense within Cost of sales or SG&A in our Condensed Consolidated Statement of Income.

Note 24 – Subsequent Events

Dividend Declaration

On October 30, 2014 we declared a cash dividend of $0.33 per share for the quarter ended September 30, 2014. The quarterly dividend will be paid on November 24, 2014 to each stockholder of record as of the close of business on November 10, 2014.

Closure of Facility in France

In October 2014, the Workers’ Council in France approved our plan to close the facility in Chateau du Loir, France. The closure will result in the termination of approximately 200 employees and we are expecting to reflect a charge of approximately $25 million to $30 million within restructuring expenses within the three months ended December 31, 2014.

Approval of Share Buyback Program

On October 28, 2014, our Board of Directors authorized the repurchase of up to $500 million of our common stock over the next three years (the “2014 Buyback Program”). The 2014 Buyback Program allows us to purchase shares of our common stock in accordance with applicable securities laws on the open market or through privately negotiated transactions during the authorized three year period. The 2014 Buyback Program may be suspended or discontinued at any time. We will determine the timing and the amount of any repurchases based on an evaluation of market conditions, share price and other factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the fiscal year ended June 30, 2014 (our “2014 Annual Report”). This discussion contains forward-looking statements which are based on our current expectations and experience and our perception of historical trends, current market conditions, including customer acceptance of our new products, current economic data, expected future developments, foreign currency exchange rates, and other factors that we believe are appropriate under the circumstances. These statements involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements. Unless otherwise indicated, “Harman,” “Company,” “we,” “our,” and “us” are used interchangeably to refer to Harman International Industries, Incorporated and its consolidated subsidiaries. All amounts are in thousands unless otherwise indicated.

Executive Overview

We believe we are a worldwide leader in the development, manufacture and marketing of a wide range of audio and electronics for consumer and professional applications, lighting systems, video and control solutions and information delivery systems, as well as digitally integrated audio and infotainment systems for the automotive industry. We have developed a broad range of product offerings which we sell in our principal markets under our renowned brand names, including Aha®, AKG®, AMX®, Becker®, BSS®, Crown®, dbx®, DigiTech®, Harman/Kardon®, Infinity®, JBL®, JBL Professional, Lexicon®, Logic 7®, Mark Levinson®, Martin®, Revel®, Selenium®, Soundcraft®, Studer® and yurbuds® Powered by JBL. We have built these brands by developing our engineering, manufacturing and marketing competencies, and have employed these resources to establish our Company as a leader in the markets we serve.

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

Our management uses the amount of our future awarded business for short- and long-term budgeting and forecasting, development of earnings guidance and for planning future corporate investment and other activities, such as capital expenditures and restructuring. Our future awarded business is also an input used to approximate our enterprise value. We believe our investors utilize this information for a number of reasons, including evaluating our future financial performance over time, to model our financial results of operations, to understand the risks inherent in our current operating plan, and as an input to approximate our enterprise value. However, our estimates of future awarded automotive business are forward-looking statements and may not actually be achieved. See the risk factor “We may not realize sales represented by awarded business” in Item 1A “Risk Factors” of Part I of our 2014 Annual Report.

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

We believe significant opportunities exist to grow our business in all three of our business segments in emerging markets such as Brazil, Russia, India and China (“BRIC”). During the three months ended September 30, 2014, sales increased $38.0 million in these emerging markets to $214.3 million, an increase of 21.6 percent over the same period in the prior fiscal year.

We continue to roll out our global marketing campaign featuring some of the world’s most prominent artists and celebrities such as Maroon 5, Linkin Park, Mariano Rivera and Tim McGraw, in order to increase brand awareness and support growth and market share gains across our entire business.

Critical Accounting Policies

Recently Adopted Accounting Standards

For the three months ended September 30, 2014, there were no significant changes to our critical accounting policies and estimates from those disclosed in the consolidated financial statements and the related notes included in our 2014 Annual Report, except for recently adopted accounting standards disclosed in Note 2 – New Accounting Standards in the Notes to the Condensed Consolidated Financial Statements for the three months ended September 30, 2014.

Recently Issued Accounting Standards

Refer to Note 2 – New Accounting Standards in the Notes to the Condensed Consolidated Financial Statements for a summary of recently issued accounting standards.

Results of Operations

Net Sales

Net sales for the three months ended September 30, 2014 were $1.429 billion compared to $1.172 billion in the same period in the prior year, an increase of 21.9 percent, or 22.0 percent excluding foreign currency translation. Net sales increased in all of our segments. The increase was primarily due to the expansion of recently launched platforms, stronger automotive production and higher take rates, new product introductions and the expansion of global distribution channels in the home and multimedia business, the expansion of our product portfolio into video switching and enterprise automation through the acquisition of AMX LLC and AMX Holding Corporation (collectively “AMX”) and the acquisition of substantially all of the assets of Verto Medical Systems LLC d/b/a yurbuds and its wholly-owned subsidiary (“yurbuds”), partially offset by unfavorable foreign currency translation of $0.7 million.

A summary of our net sales by business segment is presented below:

	Three Months Ended September 30,
	2014	%	2013	%
Net sales:
Infotainment	$748,097	52.4%	$639,753	54.6%
Lifestyle	426,144	29.8%	334,488	28.5%
Professional	254,437	17.8%	197,431	16.9%
Other	244	0%	133	0%

Total	$1,428,922	100.0%	$1,171,805	100%

Infotainment – Net sales for the three months ended September 30, 2014 increased $108.3 million, or 16.9 percent, compared to the same period in the prior year, or 17.0 percent excluding foreign currency translation. The increase in net sales was driven by the expansion of recently launched platforms, stronger automotive production and higher take rates, partially offset by unfavorable foreign currency translation of $0.6 million.

Lifestyle – Net sales for the three months ended September 30, 2014 increased $91.7 million, or 27.4 percent, compared to the same period in the prior year, or 27.6 percent excluding foreign currency translation. The increase in net sales was driven by accelerated sales of new product introductions and the expansion of global distribution channels in the home and multimedia business, higher automotive audio sales as a result of the expansion of recently launched programs, stronger automotive production and higher take rates and the acquisition of yurbuds, partially offset by unfavorable foreign currency translation of $0.5 million.

Professional – Net sales for the three months ended September 30, 2014 increased $57.0 million, or 28.9 percent, compared to the same period in the prior year, or 28.6 percent excluding foreign currency translation. The increase in net sales was driven by the expansion of our product portfolio into video switching and enterprise automation through the acquisition of AMX and favorable foreign currency translation of $0.4 million.

Gross Profit

Gross profit as a percentage of net sales increased 1.6 percentage points to 29.0 percent for the three months ended September 30, 2014 compared to 27.4 percent in the same period in the prior year. The increase in overall gross profit as a percentage of net sales was driven by our Infotainment and Professional segments. In our Infotainment segment, our gross profit as a percentage of net sales increased due to improved leverage of fixed costs over a higher net sales base and lower costs due to productivity initiatives. In our Professional segment, our gross profit as a percentage of net sales increased due to higher margins due to the acquisition of AMX. Our gross profit as a percentage of net sales decreased in our Lifestyle segment due to integration costs associated with our yurbuds acquisition which occurred in June 2014.

A summary of our gross profit by business segment is presented below:

	Three Months Ended September 30,
	2014	Percentage of Net Sales	2013	Percentage of Net Sales
Gross profit:
Infotainment	$176,393	23.6%	$141,342	22.1%
Lifestyle	134,620	31.6%	106,880	32.0%
Professional	103,468	40.7%	73,311	37.1%
Other	151	*	116	*

Total	$414,632	29.0%	$321,649	27.4%

*	Percent not meaningful.

Infotainment – Gross profit as a percentage of net sales increased 1.5 percentage points to 23.6 percent for the three months ended September 30, 2014 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was primarily due to improved leverage of fixed costs over a higher net sales base and lower costs due to productivity initiatives.

Lifestyle – Gross profit as a percentage of net sales decreased 0.4 percentage points to 31.6 percent for the three months ended September 30, 2014 compared to the same period in the prior year. The decrease in gross profit as a percentage of net sales was due to yurbuds integration costs, partially offset by lower costs due to productivity initiatives.

Professional – Gross profit as a percentage of net sales increased 3.6 percentage points to 40.7 percent for the three months ended September 30, 2014 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was primarily due to higher margins due to the acquisition of AMX and lower manufacturing expenses resulting from cost saving initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $298.8 million for the three months ended September 30, 2014 compared to $252.3 million in the same period in the prior year, an increase of $46.6 million. As a percentage of net sales, SG&A decreased 0.6 percentage points in the three months ended September 30, 2014 compared to the same period in the prior year. The increase in SG&A was primarily in support of increased net sales, the inclusion of AMX, higher costs associated with estimated indemnifications related to infotainment supply arrangements, higher RD&E and higher marketing expenses, partially offset by lower restructuring expenses. RD&E increased $17.3 million to $90.9 million, or 6.4 percent of net sales in the three months ended September 30, 2014, compared to $73.6 million, or 6.3 percent of net sales in the same period in the prior year primarily due to the acquisition of AMX, higher gross spending to support new product introductions and lower customer reimbursements.

A summary of SG&A by business segment is presented below:

	Three Months Ended September 30,
	2014	Percentage of Net Sales	2013	Percentage of Net Sales
SG&A:
Infotainment	$99,041	13.2%	$108,915	17.0%
Lifestyle	84,652	19.9%	65,641	19.6%
Professional	80,203	31.5%	46,830	23.7%
Other	34,950	*	30,881	*

Total	$298,846	20.9%	$252,267	21.5%

*	Percent not meaningful.

Infotainment – SG&A decreased $9.9 million to $99.0 million for the three months ended September 30, 2014 compared to the same period in the prior year. The decrease in SG&A was primarily due to lower restructuring expenses and improved operating leverage on higher sales, partially offset by higher costs associated with estimated indemnifications related to infotainment supply arrangements and higher RD&E. As a percentage of net sales, SG&A decreased 3.8 percentage points to 13.2 percent for the three months ended September 30, 2014 compared to the same period in the prior year. RD&E increased $4.2 million to $52.9 million, or 7.1 percent of net sales in the three months ended September 30, 2014, compared to $48.7 million, or 7.6 percent of net sales in the same period in the prior year primarily due to lower customer reimbursements and higher gross spending to support new product introductions.

Lifestyle – SG&A increased $19.0 million to $84.7 million for the three months ended September 30, 2014, compared to the same period in the prior year. The increase in SG&A was primarily in support of increased net sales and higher marketing costs related to our brand-awareness campaign. As a percentage of net sales, SG&A increased 0.3 percentage points to 19.9 percent for the three months ended September 30, 2014 compared to the same period in the prior year. RD&E increased $3.5 million to $17.9 million, or 4.2 percent of net sales in the three months ended September 30, 2014 compared to $14.4 million, or 4.3 percent of net sales in the same period in the prior year due to higher gross spending to support new product introductions.

Professional – SG&A increased $33.4 million to $80.2 million for the three months ended September 30, 2014, compared to the same period in the prior year. The increase in SG&A was primarily due to the acquisition of AMX. As a percentage of net sales, SG&A increased 7.8 percentage points to 31.5 percent for the three months ended September 30, 2014 compared to the same period in the prior year. RD&E increased $9.1 million to $17.1 million, or 6.7 percent of net sales in the three months ended September 30, 2014 compared to $8.0 million, or 4.1 percent of net sales in the same period in the prior year primarily due to the acquisition of AMX.

Other – Other SG&A includes compensation, benefit and occupancy costs for corporate employees, new technology innovation and expenses associated with our corporate brand identity campaign. Other SG&A increased $4.1 million to $35.0 million in the three months ended September 30, 2014 compared to the same period in the prior year primarily due to increased investments in marketing and RD&E.

Restructuring

Our restructuring program that is designed to improve our global footprint, cost structure, technology portfolio, human resources and internal processes continues. For the three months ended September 30, 2014 and 2013, we continued to refine existing programs and launched significant new programs focused on achieving further productivity improvements to: (i) optimize certain research and development, supply chain and administrative functions; (ii) outsource certain manufacturing capabilities; (iii) divest or sublease facilities no longer needed to support current operations and (iv) relocate certain functions to best cost countries.

A summary and components of our restructuring initiatives are presented below and include accruals for new programs as well as revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Severance Related Costs	Third Party Contractor Termination Costs	Facility Closure and Other Related Costs	Asset Impairments(1)	Total
Liability, June 30, 2014	$54,157	$0	$30,262	$0	$84,419
Expense (2)	5,093	0	439	1,394	6,926
Accumulated depreciation offset	0	0	0	(1,394)	(1,394)
Payments	(3,834)	(0)	(1,010)	0	(4,844)
Foreign currency translation	(3,879)	0	(1,772)	0	(5,651)

Liability, September 30, 2014	$51,537	$0	$27,919	$0	$79,456

Liability, June 30, 2013	$23,563	$1,014	$33,848	$0	$58,425
Expense (2)	20,694	12	1,309	2,020	24,035
Accumulated depreciation offset	0	0	0	(2,020)	(2,020)
Payments	(9,990)	(61)	(1,858)	0	(11,909)
Foreign currency translation	824	28	1,035	0	1,887

Liability, September 30, 2013	$35,091	$993	$34,334	$0	$70,418

(1)	Credits related to restructuring charges for accelerated depreciation and inventory provisions are recorded against the related assets in Property, plant and equipment, net or Inventories in our Condensed Consolidated Balance Sheets and do not impact the restructuring liability.
(2)	Restructuring expenses noted above are primarily in SG&A in our Condensed Consolidated Statements of Income. Asset impairments which consist of accelerated depreciation and inventory provisions are primarily in Cost of sales in our Condensed Consolidated Statements of Income.

Restructuring liabilities are recorded in Accrued liabilities and Other non-current liabilities in our Condensed Consolidated Balance Sheets.

Restructuring expenses by reporting business segment are presented below:

	Three Months Ended September 30,
	2014	2013
Infotainment	$(10)	$20,731
Lifestyle	1,815	883
Professional	3,727	401

Total	5,532	22,015
Asset impairments	1,394	2,020

Total	$6,926	$24,035

Goodwill

During the three months ended September 30, 2014, we reduced the goodwill in our Professional segment associated with our acquisition of AMX by $2.9 million. During the three months ended September 30, 2013, we did not record any new additions to goodwill.

We did not recognize any goodwill impairment charges in our Condensed Consolidated Statements of Income in the three months ended September 30, 2014 and 2013.

The contingent purchase price associated with the acquisition of innovative Systems (“IS”) is calculated pursuant to the terms of an agreement between the parties. Certain terms of the agreement are currently subject to a dispute between the parties and the matter was submitted to arbitration. On November 5, 2013, the arbitration panel reached a partial judgment on some of the disputed matters covering the period from February 2009 through January 2012 awarding €16.3 million to the IS sellers. We contested the enforcement of the partial award. During the fiscal year ended June 30, 2014, we recorded approximately $8.1 million of additional contingent purchase price in goodwill to accrue for this partial award. In July 2014, the partial award was upheld. Until such time as the other disputed matters are resolved, we cannot calculate the contingent purchase price related to these other disputed matters.

Operating Income

Operating income for the three months ended September 30, 2014 was $115.8 million, or 8.1 percent of net sales, compared to operating income of $69.4 million, or 5.9 percent of net sales, in the same period in the prior year. The increase in operating income was primarily due to higher leverage of fixed costs based on higher sales volumes and lower restructuring expenses, partially offset by higher SG&A in support of increased net sales and the acquisition of AMX, higher RD&E and higher marketing costs related to our brand-awareness campaign.

Interest Expense, Net

Interest expense is reported net of interest income in our Condensed Consolidated Statements of Income. Interest expense, net was $2.7 million and $2.0 million for the three months ended September 30, 2014 and 2013, respectively. Gross interest expense was $3.1 million and $2.4 million for the three months ended September 30, 2014 and 2013, respectively. The non-cash portion of gross interest expense was $0.5 million for each of the three month periods ended September 30, 2014 and 2013, associated with the amortization of debt issuance costs on the Multi-Currency Credit Agreement entered into on October 10, 2012 (the “Credit Agreement”). The cash portion of gross interest expense was $2.6 million and $1.9 million in the three months ended September 30, 2014 and 2013, respectively, associated with interest on the Credit Agreement and our short-term borrowings. Interest income was $0.4 million for each of the three month periods ended September 30, 2014 and 2013, associated with interest earned on our cash and cash equivalents.

Foreign Exchange Losses, Net

Foreign currency exchange gains and losses resulting from the remeasurement of certain foreign currency denominated monetary assets and liabilities are included in Foreign exchange losses, net in our Condensed Consolidated Statements of Income.

Miscellaneous, Net

Miscellaneous, net expenses of $2.3 million primarily consisted of bank charges and interest expense related to a disputed claim for the three months ended September 30, 2014. Miscellaneous, net expenses of $1.3 million primarily consisted of bank charges for the three months ended September 30, 2013.

Income Tax Expense, Net

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income. Income tax expense for the three months ended September 30, 2014 and 2013 was $27.8 million and $18.7 million, respectively. The effective tax rate for the three months ended September 30, 2014 and 2013 was 25.1 percent and 28.6 percent, respectively. The change in the effective tax rate for the three months ended September 30, 2014 compared to the same period in the prior year was primarily due to discrete tax charges booked in the prior period.

We have net deferred tax assets of $210.9 million primarily consisting of deferred deductions, research and experimentation credits, and foreign tax credits. We have evaluated all available evidence, both positive and negative, and based on the weight of all available evidence we continue to believe that our net deferred tax assets are fairly reflected in our Condensed Consolidated Balance Sheets. If the results of our operations do not meet our current expectations, our net deferred tax assets may become impaired.

As of September 30, 2014 unrecognized tax benefits and the related interest were $43.5 million and $2.3 million, respectively, all of which would affect the tax rate if recognized. During the three months ended September 30, 2014, the change in tax reserves on uncertain tax positions and the related interest were $(0.7) million and less than $(0.1) million, respectively.

Financial Condition

Liquidity and Capital Resources

We primarily finance our working capital requirements through cash generated by operations, borrowings under the Credit Agreement and trade credit. Cash and cash equivalents were $397.8 million at September 30, 2014 compared to $581.3 million at June 30, 2014. During the three months ended September 30, 2014, our cash and cash equivalents balance decreased $183.6 million. The decrease in cash was primarily due to $100.0 million of repayments under our revolving credit facility, capital expenditures, dividends and repurchases of common stock related to share-based compensation arrangements, partially offset by net income and cash provided by operating activities. We also used cash to make investments in our manufacturing facilities, fund product development and meet the working capital needs of our business segments.

We believe that our existing cash and cash equivalents of $397.8 million at September 30, 2014, together with our expected future operating cash flows, and our availability of $545.4 million under the Credit Agreement, will be sufficient to cover our working capital needs, debt service, capital expenditures, including major investments related to manufacturing and research facilities in emerging markets, acquisitions, purchase commitments, restructuring projects and quarterly dividends for at least the next 12 months.

Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and maintain access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors beyond our control. We earn a significant amount of our operating income outside the U.S., the majority of which is deemed to be permanently reinvested in foreign jurisdictions. For at least the next 12 months, we have sufficient cash in the U.S., availability under our Credit Agreement and forecasted domestic cash flow to sustain our operating activities and cash commitments for investing and financing activities, such as quarterly dividends and repayment of debt. In addition, we expect existing foreign cash and cash equivalents and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months. As of September 30, 2014 Cash and cash equivalents of $165.5 million were held in the U.S. and Cash and cash equivalents of $232.3 million were held by us in foreign jurisdictions. As of June 30, 2014 Cash and cash equivalents of $235.9 million were held in the U.S. and Cash and cash equivalents of $345.4 million were held by us in foreign jurisdictions. Below is a more detailed discussion of our cash flow activities during the three months ended September 30, 2014 compared to the same period in the prior fiscal year.

Operating Activities

For the three months ended September 30, 2014, our net cash provided by operations was $13.7 million compared to $113.0 million in the same period in the prior year. The decrease in operating cash flows compared to the same period in the prior year was primarily due to increases in inventories and other current assets and decreases in accrued other liabilities, partially offset by higher net income. At September 30, 2014, working capital, excluding cash and short-term debt, was $546.2 million, compared with $431.3 million at June 30, 2014. The increase was primarily due to higher inventory and other current assets balances, partially offset by higher accounts payable.

Investing Activities

Net cash used in investing activities was $30.4 million for the three months ended September 30, 2014, compared to $18.1 million in the same period in the prior year. The increase in net cash used in investing activities compared to the same period in the prior year was primarily due to higher capital expenditures in the current year and lower maturities of short-term investments than in the same period in the prior year. Capital expenditures for the three months ended September 30, 2014 were $35.0 million, in support of new Infotainment and Lifestyle awards, compared to $28.2 million for the same period in the prior year. We expect that capital expenditures as a percentage of sales will remain in line with fiscal year 2014 levels.

Financing Activities

Net cash used in financing activities was $143.5 million in the three months ended September 30, 2014, compared to $40.7 million used in financing activities in the same period in the prior year. The increase in cash used in financing activities was primarily due to higher repayments of debt under our revolving credit facility and higher repurchases of common stock related to share-based compensation arrangements, partially offset by lower repurchases of common stock under our share buyback program.

Credit Agreement

On October 10, 2012, we and our wholly-owned subsidiary Harman Holding GmbH & Co. KG (“Harman KG”), entered into the Credit Agreement with a group of banks. The Credit Agreement provides for (i) a five-year unsecured multi-currency revolving credit facility (the “Revolving Credit Facility”) in the amount of $750.0 million (the “Aggregate Revolving Commitment”) with availability in currencies other than the United States Dollar of up to $550.0 million and (ii) the Term Facility (collectively with the Revolving Credit Facility, the “Facilities”) in the amount of $300.0 million (the “Aggregate Term Commitment” and collectively with the Aggregate Revolving Commitment, the “Aggregate Commitment”). Up to $60.0 million of the Aggregate Revolving Commitment is available for letters of credit. Subject to certain conditions set forth in the Credit Agreement, the Aggregate Commitment may be increased by up to $250.0 million. We may select interest rates for the Facilities equal to (i) LIBOR plus an applicable margin or (ii) a base rate plus an applicable margin, which in each case is determined based on our credit rating. We pay a facility fee on the Aggregate Revolving Commitment, whether drawn or undrawn, which is determined based on our credit rating. Any proceeds from borrowings under the Facilities may be used for general corporate purposes.

At September 30, 2014, there was $200.0 million of outstanding borrowings and approximately $4.6 million of outstanding letters of credit under the Revolving Credit Facility and $247.5 million of outstanding borrowings under the Term Facility, of which $37.5 million is included in our Condensed Consolidated Balance Sheet as Current portion of long-term debt and $210.0 million is classified as Long-term debt. At September 30, 2014, unused available credit under the Revolving Credit Facility was $545.4 million.

At June 30, 2014, there was $300.0 million of outstanding borrowings and approximately $4.6 million of outstanding letters of credit under the Revolving Credit Facility and $255.0 million of outstanding borrowings under the Term Facility, of which $35.6 million is included in our Condensed Consolidated Balance Sheet as Current portion of long-term debt and $219.4 million is classified as Long-term debt. At June 30, 2014, unused available credit under the Revolving Credit Facility was $445.4 million.

At September 30, 2014, long-term debt maturing in each of the next five fiscal years and thereafter is as follows:

2015	$28,125
2016	43,155
2017	135,000
2018	241,250
2019	0
Thereafter	0

Total	$447,530

Equity

Total shareholders’ equity at September 30, 2014 was $1.852 billion compared with $1.793 billion at June 30, 2014. The increase is primarily due to higher net income and unrealized gains on hedging, partially offset by unfavorable foreign currency translation and dividends to shareholders.

Off-Balance Sheet Arrangements

We utilize off-balance sheet arrangements in our operations when we enter into operating leases for land, buildings and equipment in the normal course of business, which are not included in our Condensed Consolidated Balance Sheets. In addition, we had outstanding letters of credit of $4.6 million at September 30, 2014 and June 30, 2014, that were not included in our Condensed Consolidated Balance Sheets.

Business Outlook

Our future outlook is largely dependent upon changes in global macro economic conditions, which are starting to show signs of a potential downturn in Europe and some developing markets. We believe that current consumer discretionary spending levels, foreign currency exchange rates, investments in capital expenditure projects, automotive production rates and projected increased take rates for our automotive products, will support our previously announced fiscal 2015 financial guidance. We remain committed to our investment plans in the areas of RD&E and marketing. We also remain committed to pursuing incremental productivity and restructuring programs, which are expected to provide an accelerated rate of earnings growth in future years. Capital expenditures as a percentage of sales are expected to remain in line with fiscal year 2014 levels.

Subsequent Events

Dividend Declaration

On October 30, 2014 we declared a cash dividend of $0.33 per share for the quarter ended September 30, 2014. The quarterly dividend will be paid on November 24, 2014 to each stockholder of record as of the close of business on November 10, 2014.

Closure of Facility in France

In October 2014, the Workers’ Council in France approved our plan to close the facility in Chateau du Loir, France. The closure will result in the termination of approximately 200 employees and we are expecting to reflect a charge of approximately $25 million to $30 million within restructuring expenses during the three months ended December 31, 2014.

Approval of Share Buyback Program

On October 28, 2014, our Board of Directors authorized the repurchase of up to $500 million of our common stock over the next three years (the “2014 Buyback Program”). The 2014 Buyback Program allows us to purchase shares of our common stock in accordance with applicable securities laws on the open market or through privately negotiated transactions during the authorized three year period. The 2014 Buyback Program may be suspended or discontinued at any time. We will determine the timing and the amount of any repurchases based on an evaluation of market conditions, share price and other factors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are required to include information about potential effects of changes in interest rates and currency exchange rates in our periodic reports filed with the Securities and Exchange Commission. Since September 30, 2014, there have been no material changes in the quantitative or qualitative aspects of our market risk profile. See Item 7A, Quantitative and Qualitative Disclosure About Market Risk included in our 2014 Annual Report.

Interest Rate Sensitivity/Risk

At September 30, 2014, interest on 99 percent of our borrowings was determined on a variable rate basis. The interest rates on the balances of our debt, cash and cash equivalents and short-term investments are subject to changes in U.S. and European short-term interest rates. To assess exposure to interest rate changes, we have performed a sensitivity analysis assuming a hypothetical 100 basis point increase or decrease in interest rates across all outstanding debt and investments. Our analysis indicates that the effect on net income for the three months ended September 30, 2014 of such an increase or decrease in interest rates would be approximately $0.3 million.

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

Changes in currency exchange rates, principally the change in the value of the Euro compared to the U.S. dollar have an impact on our reported results when the financial statements of foreign subsidiaries are translated into U.S. dollars. Approximately 43 percent of our sales are denominated in Euros. The average exchange rate for the Euro versus the U.S. dollar for the three months ended September 30, 2014 decreased 0.1 percent from the same period in the prior fiscal year.

We presently estimate the effect on fiscal year 2015 income before income taxes, based upon a recent estimate of foreign exchange translation exposure (translating the operating performance of our foreign subsidiaries into U.S. Dollars), of a uniform strengthening or weakening of the U.S. Dollar by 10 percent, would be to increase or decrease income before income taxes by approximately $1.0 million for the three months ended September 30, 2014.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions.

Interpretive guidance issued by the SEC staff permits the exclusion of an evaluation of the effectiveness of a registrant’s disclosure controls and procedures as they relate to the internal control over financial reporting for acquired businesses during the first year following such acquisition. As discussed in Note 2 - Acquisitions in the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 and in Note 23 – Acquisitions in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, we completed the acquisitions of AMX LLC and AMX Holding Corporation and substantially all of the assets of Verto Medical Solutions LLC, d/b/a yurbuds and its wholly-owned subsidiary (collectively the “Acquired Businesses”) in June 2014. The Acquired Businesses had total assets representing three percent of consolidated assets, and total revenues representing four percent of consolidated revenues included in our consolidated financial statements as of and for three months ended September 30, 2014. Management’s evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q excludes any evaluation of the internal control over financial reporting of the Acquired Businesses.

Changes in Internal Control Over Financial Reporting

As a result of the acquisitions of the Acquired Businesses, we have begun to integrate certain business processes and systems of the Acquired Businesses.

There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the SEC under the 1934 Act), during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 6. Exhibits

Exhibit No.	Exhibit Description

31.1	Certification of Dinesh C. Paliwal pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Herbert K. Parker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Dinesh Paliwal and Herbert Parker, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Form of Indemnification Letter Agreement with Directors and Executive Officers (Filed as Exhibit 99.1 to the Current Report on Form 8-K filed with the Commission on September 10, 2014 and hereby incorporated by reference).

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase.*

101.LAB	XBRL Taxonomy Extension Label Linkbase.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

*	Filed electronically herewith.

Attached as Exhibit 101 to this report are the following financial information formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2014 and June 30, 2014, (ii) Condensed Consolidated Statements of Income for the three months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2014 and 2013 and (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harman International Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harman International Industries, Incorporated

Date: October 30, 2014	By:	/s/ HERBERT K. PARKER
Herbert K. Parker
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)