Form 10-Q
period 2014-12-31
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2015-01-29
CIK 800459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of January 26, 2015, 68,628,327 shares of common stock, par value $.01, were outstanding.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

Form 10-Q

December  31, 2014

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

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	December 31, 2014	June 30, 2014
Assets
Current assets
Cash and cash equivalents	$510,262	$581,312
Receivables, net	908,157	894,579
Inventories	724,201	662,128
Other current assets	381,400	320,852

Total current assets	2,524,020	2,458,871
Property, plant and equipment, net	475,238	509,856
Goodwill	530,889	540,952
Deferred tax assets, long-term, net	107,160	170,558
Other assets	540,347	445,353

Total assets	$4,177,654	$4,125,590

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$39,375	$35,625
Short-term debt	1,929	3,736
Accounts payable	789,921	697,553
Accrued liabilities	544,943	566,722
Accrued warranties	163,304	155,472
Income taxes payable	22,306	26,544

Total current liabilities	1,561,778	1,485,652
Borrowings under revolving credit facility	175,000	300,000
Long-term debt	198,777	219,407
Pension liability	176,617	186,352
Other non-current liabilities	114,548	141,158

Total liabilities	2,226,720	2,332,569

Commitments and contingencies	—	—
Preferred stock	0	0
Common stock	989	984
Additional paid-in capital	1,050,902	1,040,254
Accumulated other comprehensive income	33,610	39,799
Retained earnings	2,132,793	1,979,234
Less: Common stock held in treasury	(1,267,693)	(1,267,693)

Total Harman International Industries, Incorporated shareholders’ equity	1,950,601	1,792,578

Noncontrolling interest	333	443

Total equity	1,950,934	1,793,021

Total liabilities and equity	$4,177,654	$4,125,590

See accompanying Notes to the Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except earnings per share data)	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net sales	$1,583,549	$1,328,024	$3,012,471	$2,499,829
Cost of sales	1,090,383	948,574	2,104,673	1,798,730

Gross profit	493,166	379,450	907,798	701,099
Selling, general and administrative expenses	344,409	277,594	643,258	529,861

Operating income	148,757	101,856	264,540	171,238
Other expenses:
Interest expense, net	2,183	1,855	4,860	3,825
Foreign exchange (gains) losses, net	(1,020)	3,110	(960)	3,971
Miscellaneous, net	2,298	1,792	4,638	3,121

Income before income taxes	145,296	95,099	256,002	160,321
Income tax expense, net	29,132	23,470	56,904	42,146
Equity in loss of unconsolidated subsidiaries	0	0	0	94

Net income	116,164	71,629	199,098	118,081
Net loss attributable to noncontrolling interest	(71)	0	(110)	0

Net income attributable to Harman International Industries, Incorporated	$116,235	$71,629	$199,208	$118,081

Earnings per share:
Basic	$1.67	$1.04	$2.87	$1.71

Diluted	$1.65	$1.03	$2.84	$1.69

Weighted average shares outstanding:
Basic	69,432	68,715	69,367	69,131

Diluted	70,258	69,578	70,202	69,947

See accompanying Notes to the Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net income	$116,164	$71,629	$199,098	$118,081
Net loss attributable to noncontrolling interest	(71)	0	(110)	0

Net income attributable to Harman International Industries, Incorporated	$116,235	$71,629	$199,208	$118,081

Other comprehensive income (loss), net of taxes(1):
Foreign currency translation	$(46,260)	$8,096	$(127,675)	$42,181
Unrealized gains (losses) on hedging derivatives, net of taxes	36,302	(13,771)	118,166	(29,107)
Pension liability adjustment, net of taxes	2,291	391	3,268	329
Unrealized gains on available for sale securities	13	104	52	111

Other comprehensive (loss) income, net of taxes	(7,654)	(5,180)	(6,189)	13,514
Other comprehensive income, net of taxes attributable to noncontrolling interest	(4)	0	0	0

Other comprehensive (loss) income, net of taxes attributable to Harman International Industries, Incorporated	$(7,650)	$(5,180)	$(6,189)	$13,514

Comprehensive income, net of taxes	$108,510	$66,449	$192,909	$131,595
Comprehensive loss, net of taxes attributable to noncontrolling interest	(75)	0	(110)	0

Comprehensive income, net of taxes attributable to Harman International Industries, Incorporated	$108,585	$66,449	$193,019	$131,595

(1)	Refer to Note 15 – Other Comprehensive Income (Loss) for more information.

See accompanying Notes to the Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
(In thousands)	2014	2013
Cash flows from operating activities:
Net income	$199,098	$118,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,547	64,239
Deferred income taxes	25,955	12,916
(Gain) loss on disposition of assets	(971)	735
Share-based compensation	18,770	15,269
Excess tax benefit from share-based compensation	(3,401)	(1,404)
Non-cash interest expense	1,090	1,090
Non-cash increase in contingent consideration	1,016	0
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables, net	(67,244)	(17,900)
Inventories	(105,739)	(92,374)
Other current assets	(9,938)	148
Pre-production and development costs	(6,684)	(6,997)
Increase (decrease) in:
Accounts payable	133,728	105,112
Accrued warranties	23,405	11,769
Accrued other liabilities	(10,870)	7,952
Income taxes payable	(2,101)	8,039
Net change in derivative assets and liabilities	(35,213)	11,524
Other operating activities	(11,467)	(4,285)

Net cash provided by operating activities	223,981	233,914
Cash flows from investing activities:
Maturities of short-term investments	0	10,008
Acquisitions, net of cash received	(4,220)	(21,274)
Proceeds from asset dispositions	4,548	0
Capital expenditures	(62,759)	(60,829)
Other items, net	286	254

Net cash used in investing activities	(62,145)	(71,841)
Cash flows from financing activities:
(Decrease) increase in short-term borrowings	(1,682)	17,250
Repayments of long-term debt	(16,875)	(15,000)
Repayments under revolving credit facility	(125,000)	0
Cash dividends to shareholders	(45,927)	(41,212)
Repurchase of common stock	0	(84,448)
Exercise of stock options	10,406	25,875
Repurchases related to share-based compensation arrangements	(21,924)	(12,311)
Excess tax benefit from share-based compensation	3,401	1,404
Payment of contingent consideration	(327)	0
Other items, net	859	918

Net cash used in financing activities	(197,069)	(107,524)
Effect of exchange rate changes on cash	(35,817)	9,749

Net (decrease) increase in cash and cash equivalents	(71,050)	64,298
Cash and cash equivalents at beginning of period	581,312	454,258

Cash and cash equivalents at end of period	$510,262	$518,556

Supplemental disclosure of cash flow information:
Interest paid, net	$4,313	$3,127
Income taxes paid	$8,284	$4,325
Non-cash investing activities:
Accrued and contingent acquisition-related liabilities	$8,603	$6,476

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

Our unaudited, condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (our “2014 Annual Report”) and do not include all information and footnote disclosures included in our audited financial statements. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly, in all material respects, the consolidated financial condition, results of operations and cash flows for the periods presented. Operating results for the three and six months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2015 due to seasonal, economic and other factors. Where necessary, information for prior periods has been reclassified to conform to the consolidated financial statement presentation in the current fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in our 2014 Annual Report.

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

Recently Issued Accounting Standards

Discontinued Operations: In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which changes the criteria for determining which disposals can be presented as discontinued operations and modifies disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held-for-sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. The standard states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment or (iv) other major parts of an entity. The new guidance also requires several new disclosures. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2014. Early adoption is permitted. We expect to adopt the provisions of this new guidance on July 1, 2015. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

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

Extraordinary Items: In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20),” which eliminates the concept of extraordinary items. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. The new guidance is to be applied prospectively but may also be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We expect to adopt the provisions of this new guidance on July 1, 2016. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

Note 3 – Allowance for Doubtful Accounts

We reserve an estimated amount for accounts receivable that may not be collected. Methodologies for estimating the allowance for doubtful accounts are based primarily on specific identification of uncollectible accounts. Historical collection rates and customer credit worthiness are considered in determining specific reserves. At December 31, 2014 and June 30, 2014, we had $9.3 million and $9.6 million, respectively, reserved for possible uncollectible accounts receivable.

Note 4 – Inventories

At December 31, 2014 and June 30, 2014, inventories consisted of the following:

	December 31, 2014	June 30, 2014
Finished goods	$326,721	$273,756
Work in process	88,667	93,586
Raw materials	308,813	294,786

Inventories	$724,201	$662,128

At December 31, 2014 and June 30, 2014, our inventory reserves were $83.9 million and $87.7 million, respectively.

Note 5 – Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following:

	Estimated Useful Lives (in Years)	December 31, 2014	June 30, 2014
Land		$10,183	$11,077
Buildings and improvements	1-50	270,520	296,401
Machinery and equipment	3-20	1,197,316	1,240,750
Furniture and fixtures	3-10	31,725	33,414

Property, plant and equipment, gross		1,509,744	1,581,642
Less accumulated depreciation and amortization		(1,034,506)	(1,071,786)

Property, plant and equipment, net		$475,238	$509,856

Depreciation expense for the three months ended December 31, 2014 and 2013 was $32.2 million and $29.1 million, respectively, and was $63.4 million and $57.9 million in the six months ended December 31, 2014 and 2013, respectively.

Note 6 – Accrued Warranties

Details of our accrued warranties are as follows:

	Six Months Ended December 31,
	2014	2013
Accrued warranties, June 30,	$155,472	$128,411
Warranty expense	49,519	39,405
Warranty payments (cash or in-kind)	(26,412)	(26,704)
Other(1)	(15,275)	5,585

Accrued warranties, December 31,	$163,304	$146,697

(1)	Other primarily represents foreign currency translation.

Note 7 – Earnings Per Share

We apply the two-class method when computing earnings per share, which requires that net income per share for each class of shares entitled to dividends be calculated assuming all of our net income is distributed as dividends to these shareholders based on their contractual rights.

The following table presents the calculation of basic and diluted earnings per share of common stock outstanding:

	Three Months Ended December 31,
	2014		2013
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted Earnings per Share:
Net income	$116,164	$116,164	$71,629	$71,629
Net loss attributable to noncontrolling interest	(71)	(71)	0	0

Net income attributable to Harman International Industries, Incorporated	$116,235	$116,235	$71,629	$71,629

Denominator for Basic and Diluted Earnings per Share:
Weighted average shares outstanding	69,432	69,432	68,715	68,715
Employee stock options	0	826	0	863

Total weighted average shares outstanding	69,432	70,258	68,715	69,578

Earnings per Share:
Earnings per share	$1.67	$1.65	$1.04	$1.03

	Six Months Ended December 31,
	2014		2013
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted Earnings per Share:
Net income	$199,098	$199,098	$118,081	$118,081
Net loss attributable to noncontrolling interest	(110)	(110)	0	0

Net income attributable to Harman International Industries, Incorporated	$199,208	$199,208	$118,081	$118,081

Denominator for Basic and Diluted Earnings per Share:
Weighted average shares outstanding	69,367	69,367	69,131	69,131
Employee stock options	0	835	0	816

Total weighted average shares outstanding	69,367	70,202	69,131	69,947

Earnings per Share:
Earnings per share	$2.87	$2.84	$1.71	$1.69

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities, as defined under GAAP, and are included in the computation of earnings per share pursuant to the two-class method.

Certain options were outstanding and not included in the computation of diluted net earnings per share because the assumed exercise of these options would have been antidilutive. Options to purchase 254,192 and 943,458 shares of our common stock for the three months ended December 31, 2014 and 2013, respectively, were outstanding and were excluded from the computation of diluted earnings per share because they would have been antidilutive. No restricted stock units were outstanding for the three months ended December 31, 2014 and 2013, that were excluded from the computation of diluted earnings per share as none were deemed antidilutive. Options to purchase 254,192 and 1,014,125 shares of our common stock for the six months ended December 31, 2014 and 2013, respectively, were outstanding and were excluded from the computation of diluted earnings per share because they would have been antidilutive. In addition 144,686 and 177,489 restricted stock units for the six months ended December 31, 2014 and 2013, respectively, were outstanding and excluded from the computation of diluted earnings per share as they also would have been antidilutive.

Note 8 – Goodwill and Intangible Assets, Net

Goodwill

Goodwill was $530.9 million at December 31, 2014 compared with $541.0 million at June 30, 2014. The decrease in goodwill in the six months ended December 31, 2014 versus June 30, 2014 was primarily related to foreign currency translation adjustments offset by goodwill associated with the following: an increase of $9.2 million in connection with the acquisition of I.P.S.G. International Product Solution Group Pty Ltd and VFX Systems Pty Ltd (collectively “IPSG/VFX” or the “IPSG/VFX Acquisition”), a reduction of $1.1 million in connection with the acquisition of AMX LLC and AMX Holding Corporation (collectively “AMX”) and an increase of $1.1 million in connection with the acquisition of Verto Medical Solutions, LLC d/b/a yurbuds and its wholly-owned subsidiary (“yurbuds”).

Goodwill was $251.4 million at December 31, 2013 compared with $234.3 million at June 30, 2013. The increase in goodwill in the six months ended December 31, 2013 versus June 30, 2013 was primarily related to $15.9 million of goodwill associated with the acquisition of Duran Audio BV (“Duran”).

The changes in the carrying amount of goodwill by business segment for the six months ended December 31, 2014 and 2013 were as follows:

	Infotainment	Lifestyle	Professional	Total
Balance, June 30, 2014	$17,080	$137,950	$385,922	$540,952
Acquisitions and adjustments(1)	0	1,080	8,110	9,190
Other adjustments(2)	(1,699)	(4,563)	(12,991)	(19,253)

Balance, December 31, 2014	$15,381	$134,467	$381,041	$530,889

Balance, June 30, 2013	$8,576	$107,438	$118,328	$234,342
Acquisitions and adjustments(1)	0	0	15,929	15,929
Other adjustments(2)	318	(1,086)	1,867	1,099

Balance, December 31, 2013	$8,894	$106,352	$136,124	$251,370

(1)	Refer to Note 23 – Acquisitions for more information.
(2)	The other adjustments to goodwill primarily consist of foreign currency translation adjustments.

We did not recognize any goodwill impairment charges in our Condensed Consolidated Statements of Income in the three and six months ended December 31, 2014 and 2013.

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

Intangible Assets, Net

Intangible assets, net were $168.5 million and $182.0 million at December 31, 2014 and June 30, 2014, respectively and were comprised of the following:

	Weighted Average Amortization	December 31, 2014			June 30, 2014
		Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	6 Years	$64,829	$(20,736)	$44,093	$67,277	$(17,770)	$49,507
Technology	5 Years	41,897	(10,665)	31,232	39,331	(8,196)	31,135
Patents	11 Years	5,136	(1,520)	3,616	11,418	(7,166)	4,252
Tradenames(1)	5 Years	88,266	(9,709)	78,557	88,266	(7,489)	80,777
Non-compete agreement	4 Years	1,468	(1,335)	133	2,212	(2,016)	196
Software	4 Years	11,813	(2,971)	8,842	11,813	(431)	11,382
Other	7 Years	7,590	(5,514)	2,076	7,463	(2,682)	4,781

Total		$220,999	$(52,450)	$168,549	$227,780	$(45,750)	$182,030

(1)	Includes $55.7 million, $18.3 million and $3.3 million of indefinite-lived intangible assets related to the acquisition of AMX, Martin Professional A/S and substantially all of the assets of yurbuds, respectively.

Amortization expense related to intangible assets was $4.9 million and $3.4 million for the three months ended December 31, 2014 and 2013, respectively, and was $11.1 million and $6.3 million for the six months ended December 31, 2014 and 2013, respectively.

At December 31, 2014, amortization expense is expected to approximate the following:

2015	$12,541
2016	21,376
2017	16,658
2018	13,909
2019	11,131
Thereafter	15,557

Total	$91,172

Note 9 – Debt

Short Term Borrowings

At December 31, 2014 and June 30, 2014, we had $1.9 million and $3.7 million of short-term borrowings outstanding, respectively. At December 31, 2014 and June 30, 2014, we maintained lines of credit of $65.2 million and $64.6 million, respectively, primarily in India, China, Hungary, Brazil and Denmark.

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

At December 31, 2014, there was $175.0 million of outstanding borrowings and approximately $4.6 million of outstanding letters of credit under the Revolving Credit Facility and $238.1 million of outstanding borrowings under the Term Facility, of which $39.4 million is included in our Condensed Consolidated Balance Sheet as Current portion of long-term debt and $198.7 million is classified as Long-term debt. At December 31, 2014, unused available credit under the Revolving Credit Facility was $570.4 million.

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

Long-Term Debt and Current Portion of Long-Term-Debt

At December 31, 2014 and June 30, 2014, long-term debt and current portion of long-term debt consisted of the following:

	Fair Value at December 31, 2014	Book Value at December 31, 2014	Fair Value at June 30, 2014	Book Value at June 30, 2014
Borrowings under revolving credit facility	$175,000	$175,000	$300,000	$300,000
Term facility	238,125	238,125	255,000	255,000
Other obligations	27	27	32	32

Total debt	413,152	413,152	555,032	555,032
Less: current portion of long-term debt	(39,375)	(39,375)	(35,625)	(35,625)

Total long-term debt	$373,777	$373,777	$519,407	$519,407

At December 31, 2014, long-term debt maturing in each of the next five fiscal years and thereafter is as follows:

2015	$18,750
2016	43,125
2017	135,000
2018	216,277
2019	0
Thereafter	0

Total	$413,152

If we do not meet the forecast in our budgets, we could violate our debt covenants and, absent a waiver from our lenders or an amendment to the Credit Agreement, we could be in default under the Credit Agreement. As a result, our debt under the Credit Agreement could become due, which would have a material adverse effect on our financial condition and results of operations. As of December 31, 2014, we were in compliance with all the financial covenants of the Credit Agreement.

Interest expense is reported net of interest income in our Condensed Consolidated Statements of Income. Interest expense, net was $2.2 million and $1.9 million for the three months ended December 31, 2014 and 2013, respectively. Gross interest expense was $2.7 million and $2.6 million for the three months ended December 31, 2014 and 2013, respectively. The non-cash portion of gross interest expense was $0.6 million and $0.5 million in the three months ended December 31, 2014 and 2013, respectively, associated with the amortization of debt issuance costs on the Credit Agreement. The cash portion of gross interest expense was $2.1 million in each of the three month periods ended December 31, 2014 and 2013, associated with interest on the Credit Agreement and our short-term borrowings. Interest income was $0.5 million and $0.7 million for the three months ended December 31, 2014 and 2013, respectively, associated with interest earned on our cash and cash equivalents.

Interest expense, net was $4.9 million and $3.8 million for the six months ended December 31, 2014 and 2013, respectively. Gross interest expense was $5.8 million and $4.9 million for the six months ended December 31, 2014 and 2013, respectively. The non-cash portion of gross interest expense was $1.1 million in each of the six month periods ended December 31, 2014 and 2013, respectively, associated with the amortization of debt issuance costs on the Credit Agreement. The cash portion of gross interest expense was $4.7 million and $3.8 million in the six months ended December 31, 2014 and 2013, respectively, associated with interest on the Credit Agreement and our short-term borrowings. Interest income was $0.9 million and $1.1 million for the six months ended December 31, 2014 and 2013, respectively, associated with interest earned on our cash and cash equivalents.

Note 10 – Income Taxes

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income. Income tax expense for the three months ended December 31, 2014 and 2013 was $29.1 million and $23.5 million, respectively. The effective tax rate for the three months ended December 31, 2014 and 2013 was 20.0 percent and 24.7 percent, respectively. The change in the effective tax rate for the three months ended December 31, 2014 compared to the same period in the prior year was primarily due to the retroactive reinstatement of the U.S. research and experimentation credit and discrete tax charges booked in the prior period.

Income tax expense for the six months ended December 31, 2014 and 2013 was $56.9 million and $42.1 million, respectively. The effective tax rate for the six months ended December 31, 2014 and 2013 was 22.2 percent and 26.3 percent, respectively. The change in the effective tax rate for the six months ended December 31, 2014 compared to the same period in the prior year was primarily due to the retroactive reinstatement of the U.S. research and experimentation credit and discrete tax charges booked in the prior period.

As of December 31, 2014 unrecognized tax benefits and the related interest were $43.1 million and $2.3 million, respectively, all of which would affect the tax rate if recognized. During the three months ended December 31, 2014, the change in tax reserves on uncertain tax positions was a decrease of $(0.5) million and the related interest did not change. During the six months ended December 31, 2014, the change in tax reserves on uncertain tax positions was a decrease of $(1.1) million and the related interest did not change.

Note 11 – Shareholders’ Equity

Preferred Stock

As of December 31, 2014 and June 30, 2014, we had no shares of preferred stock outstanding. We are authorized to issue 5 million shares of preferred stock, $0.01 par value.

Common Stock

We have 200 million authorized shares of common stock, $0.01 par value. At December 31, 2014 and June 30, 2014, we had 98,943,119 and 98,408,042 shares issued; 30,319,785 and 30,319,785 shares in treasury stock and 68,623,334 and 68,088,257 shares outstanding (net of treasury stock), respectively.

Share Buy-Back Program

On October 28, 2014, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock over the next three years (the “2014 Buyback Program”). The 2014 Buyback Program allows us to purchase shares of our common stock in accordance with applicable securities laws on the open market or through privately negotiated transactions during the authorized three year period. The 2014 Buyback Program may be suspended or discontinued at any time. We will determine the timing and the amount of any repurchases based on an evaluation of market conditions, share price, other growth opportunities and other factors. There were no share repurchases during the three and six months ended December 31, 2014.

Changes in Equity:

The following is a summary of the changes in Accumulated Other Comprehensive Income (“AOCI”) and changes in equity for the six months ended December 31, 2014 and 2013:

($ in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	AOCI	Retained Earnings	Treasury Stock	Total Harman International Industries, Incorporated Shareholders’ Equity	Non Controlling Interest	Total Equity
Balance, June 30, 2014	$0	$984	$1,040,254	$39,799	$1,979,234	$(1,267,693)	$1,792,578	$443	$1,793,021
Net income	0	0	0	0	199,208	0	199,208	(110)	199,098
Other comprehensive income, net of tax				(6,189)			(6,189)	0	(6,189)
Exercise of stock options	0	5	10,401	0	0	0	10,406	0	10,406
Repurchases related to share-based compensation arrangements	0	0	(21,924)	0	0	0	(21,924)	0	(21,924)
Share-based compensation, net	0	0	18,770	0	0	0	18,770	0	18,770
Excess tax benefit from share-based compensation	0	0	3,401	0	0	0	3,401	0	3,401
Dividends ($0.66 per share)	0	0	0	0	(45,649)	0	(45,649)	0	(45,649)

Balance, December 31, 2014	$0	$989	$1,050,902	$33,610	$2,132,793	$(1,267,693)	$1,950,601	$333	$1,950,934

($ in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	AOCI	Retained Earnings	Treasury Stock	Total Harman International Industries, Incorporated Shareholders’ Equity	Non Controlling Interest	Total Equity
Balance, June 30, 2013	$0	$970	$971,748	$21,800	$1,827,267	$(1,176,914)	$1,644,871	$0	$1,644,871
Net income	0	0	0	0	118,081	0	118,081	0	118,081
Other comprehensive income, net of tax				13,514			13,514		13,514
Treasury stock repurchases	0	0	0	0	0	(84,448)	(84,448)	0	(84,448)
Exercise of stock options	0	10	25,865	0	0	0	25,875	0	25,875
Repurchases related to share-based compensation arrangements	0	0	(12,311)	0	0	0	(12,311)	0	(12,311)
Share-based compensation, net	0	0	15,269	0	0	0	15,269	0	15,269
Excess tax benefit from share-based compensation	0	0	1,404	0	0	0	1,404	0	1,404
Dividends ($0.60 per share)	0	0	0	0	(41,326)	0	(41,326)	0	(41,326)

Balance, December 31, 2013	$0	$980	$1,001,975	$35,314	$1,904,022	$(1,261,362)	$1,680,929	$0	$1,680,929

Note 12 – Share-Based Compensation

On December 7, 2011 (the “Effective Date”), our shareholders approved the 2012 Stock Option and Incentive Plan (the “2012 Plan”), which is effective through December 7, 2021. As of the Effective Date, no further grants may be granted under our former plan, the Amended and Restated 2002 Stock Option and Incentive Plan, as amended (the “2002 Plan” and together with the 2012 Plan, the “Plans”). On December 4, 2013, we amended the 2012 Plan to (i) increase the number of shares available under the 2012 Plan for the grant of future awards by 2,869,821 shares to an aggregate amount not to exceed 7,269,821 shares of our common stock and (ii) modified certain share counting provisions related to the definition of a full-value grant from 1.71 to 1.5 (“Full-Value Grant”). The 2012 Plan provides for two types of awards: (i) a Full-Value Grant under which one award shall reduce the shares available for grant under the 2012 Plan by 1.71 shares if granted prior to December 4, 2013 or 1.5 shares if granted on or after December 4, 2013, and (ii) an option or stock appreciation right grant, under which one award shall reduce the shares available for grant under the 2012 Plan by one share. During the six months ended December 31, 2014, 3,712 options to purchase shares of our common stock, 402,791 stock-settled restricted stock units, 856 cash-settled restricted stock units and 1,486 cash-settled stock appreciation rights were granted under the 2012 Plan. As of December 31, 2014, there were 3,994,314 shares available for grant under the 2012 Plan.

Share-based compensation expense, net was $8.0 million and $8.7 million for the three months ended December 31, 2014 and 2013, respectively, and was $18.8 million and $15.3 million for the six months ended December 31, 2014 and 2013, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for share-based compensation arrangements was $2.2 million and $2.3 million for the three months ended December 31, 2014 and 2013, respectively, and was $5.2 million and $3.8 million for the six months ended December 31, 2014 and 2013, respectively.

Fair Value Determination

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions noted in the following table.

	Six Months Ended December 31,
	2014	2013
Expected volatility	31.6% - 38.6%	32.7% - 55.4%
Weighted-average volatility	35.1%	45.9%
Expected annual dividend	$1.32	$1.20
Expected term (in years)	2.12 - 4.46	2.41 - 4.66
Risk-free rate	0.4% - 1.4%	0.3% - 1.8%

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

Stock Option Activity

A summary of option activity under the Plans as of December 31, 2014 and changes during the six months ended December 31, 2014 is presented below:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2014	1,419,598	$65.90	6.70	$62,204
Granted	3,712	107.22
Exercised	(218,610)	49.16
Forfeited or expired	(62,563)	78.39

Outstanding at December 31, 2014	1,142,137	$68.56	6.05	$46,633

Exercisable at December 31, 2014	694,303	$74.60	4.61	$25,342

The weighted-average grant-date fair value of options granted for the three months ended December 31, 2014 and 2013 was $25.14 and $20.04, respectively, and for the six months ended December 31, 2014 and 2013 was $25.61 and $20.72, respectively. The total intrinsic value of options exercised for the three months ended December 31, 2014 and 2013 was $5.6 million and $6.1 million, respectively, and for the six months ended December 31, 2014 and 2013 was $13.1 million and $18.2 million, respectively.

Modification of Certain Stock Option Awards

Prior to fiscal year 2011, certain of the award agreements under the 2002 Plan stated that vested options not exercised were forfeited upon termination of employment for any reason other than death or disability. However, such award agreements provided that the Compensation and Option Committee of our Board of Directors (the “Compensation and Option Committee”) could extend the time period to exercise vested options 90 days beyond the employment termination date for certain employees. During the three and six months ended December 31, 2014 and 2013, the Compensation and Option Committee used this authority. This action represented a modification of the terms or conditions of an equity award and therefore was accounted for as an exchange of the original award for a new award. Incremental share-based compensation cost for the excess of the fair value of the new award over the fair value of the original award was immaterial.

Restricted Stock Units

In the six months ended December 31, 2014, we granted 98,586 restricted stock units with earnings per share (“EPS”) performance conditions, and 98,586 restricted stock units with market conditions under the 2012 Plan. Additionally, both the restricted stock units with EPS performance conditions and the restricted stock units with market conditions, secondarily vest based on the achievement of a return on invested capital (“ROIC”) performance condition, specifically, the achievement of a certain average ROIC level over fiscal years 2015 through 2017. The restricted stock units with EPS performance conditions cliff vest three years from the date of grant based on the achievement of certain cumulative EPS levels from fiscal years 2015 through 2017. The restricted stock units with market conditions cliff vest three years from the date of grant based on a comparison of our total shareholder return (“TSR”) to the TSR of a selected peer group of publicly listed multinational companies. The grant date fair value of the restricted stock units with market conditions of $7.5 million was calculated using a Monte Carlo simulation model. Compensation expense is recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the applicable targets will be met for the performance conditions, which is reassessed each reporting period.

In the six months ended December 31, 2013, we granted 130,616 restricted stock units with EPS performance conditions, and 130,641 restricted stock units with market conditions under the 2012 Plan. Additionally, both the restricted stock units with EPS performance conditions and the restricted stock units with market conditions, secondarily vest based on the achievement of a ROIC performance condition, specifically, the achievement of a certain average ROIC level over fiscal years 2014 through 2016. The restricted stock units with EPS performance conditions cliff vest three years from the date of grant based on the achievement of certain cumulative EPS levels from fiscal years 2014 through 2016. The restricted stock units with market conditions cliff vest three years from the date of grant based on a comparison of our TSR to the TSR of a selected peer group of publicly listed multinational companies. The grant date fair value of the restricted stock units with market conditions of $6.0 million was calculated using a Monte Carlo simulation model. Compensation expense is recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the applicable targets will be met for the performance conditions, which is reassessed each reporting period.

In the six months ended December 31, 2014 and 2013, we also granted 192,711 and 175,425 time vested restricted stock units, respectively, without performance or market conditions, that cliff-vest three years from the date of grant, 2,868 and 10,752 time vested restricted stock units, respectively, without performance or market conditions that vest ratably over the three-year vesting period, and 10,040 and 0 time vested restricted stock units, respectively, without performance or market conditions, that cliff-vest one year from the date of grant, under the 2012 Plan.

In the six months ended December 31, 2014 and 2013, we granted 856 and 613 cash-settled restricted stock units, respectively, under the 2012 Plan. These restricted stock units are accounted for as liability awards and are recorded at the fair value at the end of the reporting period in accordance with their vesting schedules. During the six months ended December 31, 2014 and 2013, 1,150 and 0 of these restricted stock units were settled, respectively. At December 31, 2014, 2,338 cash-settled restricted stock units were outstanding.

A summary of equity classified restricted stock unit activity as of December 31, 2014 and changes during the six months ended December 31, 2014 is presented below:

Restricted Stock Units
Nonvested at June 30, 2014	1,543,925
Granted	402,791
Vested	(508,957)
Forfeited	(87,591)

Nonvested at December 31, 2014	1,350,168

At December 31, 2014, the aggregate intrinsic value of equity-classified restricted stock units was $144.1 million and there was $60.0 million of total unrecognized compensation cost related to equity classified restricted stock unit compensation arrangements. The weighted average recognition period was 1.6 years.

Stock Appreciation Rights

A summary of cash-settled stock appreciation rights as of December 31, 2014 and changes during the six months ended December 31, 2014 is presented below:

Stock Appreciation Rights
Non-vested at June 30, 2014	12,031
Granted	1,486
Vested	(6,723)
Forfeited	0

Non-vested at December 31, 2014	6,794

Exercisable	4,066

These stock appreciation rights are accounted for as liability awards and are recorded at the fair value at the end of the reporting period in accordance with their vesting schedules. The fair value is calculated using the Black-Scholes option valuation model using assumptions consistent with our stock options.

Note 13 – Derivatives

We are exposed to market risk from changes in foreign currency exchange rates and interest rates, which could affect our operating results, financial condition and cash flows. We manage our exposure to these risks through our regular operating and financial activities and, when appropriate, through the use of derivative financial instruments. These derivative instruments are utilized to hedge economic exposures, as well as to reduce earnings and cash flow volatility resulting from shifts in market rates. We enter into limited types of derivative contracts including foreign currency spot and forward, as well as interest rate swap contracts, to manage foreign currency and interest rate exposures. Our primary foreign currency exposure is the Euro. The fair market values of all our derivative contracts change with fluctuations in interest rates and currency rates and are designed so that any changes in their values are offset by changes in the values of the underlying exposures. Derivative financial instruments are held solely as risk management tools and not for trading or speculative purposes.

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

At December 31, 2014 and June 30, 2014, we had outstanding foreign exchange contracts, primarily forward contracts, which are summarized below:

	December 31, 2014		June 30, 2014
	Gross Notional Value	Fair Value Asset/ (Liability)(1)	Gross Notional Value	Fair Value Asset/ (Liability)(1)
Currency Hedged (Buy/Sell):
U.S. Dollar/Euro	$1,442,850	$143,670	$1,558,950	$(21,418)
Euro/U.S. Dollar	217,676	(5,470)	214,781	1,077
Euro/Swiss Franc	35,202	(130)	0	0
Swiss Franc/Euro	65,376	179	0	0
U.S. Dollar/Indian Rupee	35,000	309	35,000	(583)
Japanese Yen/Euro	12,443	(718)	0	0
British Pound/U.S. Dollar	9,346	(390)	0	0
Chinese Yuan/U.S. Dollar	8,380	(36)	0	0
Chinese Yuan/Euro	7,328	635	0	0
Hungarian Forint/Euro	6,013	(20)	0	0
Euro/Russian Rubles	4,939	2,435	8,828	(141)
U.S. Dollar/Brazilian Real	0	0	5,052	(95)
U.S. Dollar/Russian Rubles	2,685	221	0	0
Euro/Brazilian Real	0	0	8,490	(123)

Total	$1,847,238	$140,685	$1,831,101	$(21,283)

(1)	Represents the net receivable/(payable) included in our Condensed Consolidated Balance Sheets.

Cash Flow Hedges

We designate a portion of our foreign exchange contracts as cash flow hedges of foreign currency denominated purchases. As of December 31, 2014 and June 30, 2014, we had $1,378.6 million and $1,467.7 million of forward contracts maturing through June 2018. These contracts are recorded at fair value in the accompanying Condensed Consolidated Balance Sheets. During the fiscal year ended June 30, 2014, we changed our election to now include forward points in our effectiveness assessment. Prior to this change, the changes in fair value for these contracts were calculated on a spot to spot rate basis. Effective September 30, 2013, the changes in fair value for these contracts are calculated on a forward to forward rate basis. These changes in fair value are reported in AOCI and are reclassified to either Cost of sales or Selling, general and administrative expenses (“SG&A”), depending on the nature of the underlying asset or liability that is being hedged, in our Condensed Consolidated Statements of Income, in the period or periods during which the underlying transaction occurs.

Changes in the fair value of the derivatives are highly effective in offsetting changes in the cash flows of the hedged items because the amounts and the maturities of the derivatives approximate those of the forecasted exposures. Any ineffective portion of the derivative is recognized in the current period in our Condensed Consolidated Statements of Income, in the same line item in which the foreign currency gain or loss on the underlying hedged transaction was recorded. We recognized zero and $0.9 million of ineffectiveness in our Condensed Consolidated Statement of Income in the three months ended December 31, 2014 and 2013, respectively, and $2.0 million and $1.1 million in the six months ended December 31, 2014 and 2013, respectively. Prior to September 30, 2013, all components of each derivative’s gain or loss, with the exception of forward points (see below), were included in the assessment of hedge ineffectiveness. Effective September 30, 2013, we changed our election and now include forward points in our effectiveness assessment. At December 31, 2014 and June 30, 2014, the fair values of these contracts were a net asset of $133.4 million and a net liability of $19.9 million, respectively. The amount associated with these hedges that is expected to be reclassified from AOCI to earnings within the next 12 months is a gain of $50.3 million.

For the three months ended December 31, 2014 and 2013, we recognized zero and $0.1 million, respectively, of net gains related to the change in forward points. For the six months ended December 31, 2014 and 2013, we recognized zero and $0.6 million, respectively, of net gains related to the change in forward points.

Economic Hedges

When hedge accounting is not applied to derivative contracts, or after former cash flow hedges have been de-designated as balance sheet hedges, we recognize the gain or loss on the associated contracts directly in current period earnings in our Condensed Consolidated Statements of Income as either Foreign exchange (gains) losses, net or Cost of sales according to the underlying exposure. As of December 31, 2014 and June 30, 2014, we had $468.6 million and $363.4 million, respectively, of forward contracts maturing through June 2015 and December 2014, respectively, in various currencies to hedge foreign currency denominated intercompany loans and other foreign currency denominated assets. At December 31, 2014 and June 30, 2014, the fair values of these contracts were net assets of $7.3 million and net liabilities of $1.4 million, respectively. Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans and other foreign denominated assets in Foreign exchange (gains) losses, net in our Condensed Consolidated Statements of Income.

Interest Rate Risk Management

We had one interest rate swap contract which matured on September 30, 2013 with a notional amount of $19.7 million in order to manage our interest rate exposure and effectively convert interest on an operating lease from a variable rate to a fixed rate. The objective of the swap was to offset changes in rent expenses caused by interest rate fluctuations. The interest rate swap contract was designated as a cash flow hedge. At the end of each reporting period, the discounted fair value of the swap contract was calculated and recorded in AOCI and reclassified to rent expense within SG&A in our Condensed Consolidated Statements of Income, in the then applicable period when rent was paid. If the hedge was determined to be ineffective, the ineffective portion would have been reclassified from AOCI and recorded as rent expense within SG&A. For the three and six months ended December 31, 2013, we recognized an immaterial amount of ineffectiveness in our Condensed Consolidated Statements of Income. All components of the derivative were included in the assessment of the hedges’ effectiveness.

Fair Value of Derivatives

The following tables provide a summary of the fair value amounts of our derivative instruments as of December 31, 2014 and June 30, 2014:

	Balance Sheet Location	Fair Value
		December 31, 2014	June 30, 2014
Derivatives Designated as Cash Flow Hedges, Gross:
Other assets:
Foreign exchange contracts	Other current assets	$134,111	$1,141

Total assets		134,111	1,141
Other liabilities:
Foreign exchange contracts	Accrued liabilities	728	20,997

Net asset/(liability) for derivatives designated as hedging instruments		133,383	(19,856)

Derivatives Designated as Economic Hedges, Gross:
Other assets:
Foreign exchange contracts	Other current assets	13,641	$1,094
Other liabilities:
Foreign exchange contracts	Accrued liabilities	6,339	2,521

Net asset (liability) for economic hedges:		7,302	(1,427)

Total net derivative asset/(liability)		$140,685	$(21,283)

Derivative Activity:

The following tables show derivative activity for derivatives designated as cash flow hedges for the three months ended December 31, 2014 and 2013:

Derivative	Location of Derivative Gain/(Loss) Recognized in Income	Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion)		Gain/(Loss) from Amounts Excluded from Effectiveness Testing
		Three Months Ended December 31,
		2014	2013	2014	2013	2014	2013
Foreign exchange contracts	Cost of sales	$7,353	$(1,483)	$(19)	$(905)	$0	$0
Foreign exchange contracts	SG&A	165	0	0	0	0	0
Foreign exchange contracts	Foreign exchange (gains) losses, net	0	0	0	0	(5)	58

Total cash flow hedges		$7,518	$(1,483)	$(19)	$(905)	$(5)	$58

Derivative	Gain/(Loss) Recognized in AOCI (Effective Portion)
	Three Months Ended December 31,
	2014	2013
Foreign exchange contracts	$55,680	$(19,904)

The following tables show derivative activity for derivatives designated as cash flow hedges for the six months ended December 31, 2014 and 2013:

Derivative	Location of Derivative Gain/(Loss) Recognized in Income	Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion)		Gain/(Loss) from Amounts Excluded from Effectiveness Testing
		Six Months Ended December 31,
		2014	2013	2014	2013	2014	2013
Foreign exchange contracts	Cost of sales	$6,550	$(546)	$2,023	$(1,129)	$0	$0
Foreign exchange contracts	SG&A	218	0	0	0	0	0
Foreign exchange contracts	Foreign exchange (gains) losses, net	0	0	0	0	(9)	578
Interest rate swap	SG&A	0	(192)	0	(1)	0	0

Total cash flow hedges		$6,768	$(738)	$2,023	$(1,130)	$(9)	$578

Derivative	Gain/(Loss) Recognized in AOCI (Effective Portion)
	Six Months Ended December 31,
	2014	2013
Foreign exchange contracts	$163,111	$(39,717)
Interest rate swap	0	35

Total cash flow hedges	$163,111	$(39,682)

The following table summarizes gains and losses from our derivative instruments that are not designated as hedging instruments for the three and six months ended December 31, 2014 and 2013:

	Location of Derivative Gain/(Loss)	Three Months Ended December 31,		Six Months Ended December 31,
Derivative		2014	2013	2014	2013
Foreign exchange contracts – forwards	Cost of sales	$3,796	$(1,927)	$12,133	$(5,436)
Foreign exchange contracts – forwards	Foreign exchange (gains) losses, net	(5,736)	4,139	(22,372)	13,373

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

The following table provides the fair value hierarchy for assets and liabilities measured on a recurring basis.

	Fair Value at December 31, 2014			Fair Value at June 30, 2014
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets/(Liabilities)
Available-for-sale securities	$2,569	$0	$0	$2,472	$0	$0
Foreign exchange contracts	0	140,685	0	0	(21,283)	0
Pension assets	3,676	0	0	6,641	0	0
Contingent consideration	0	0	(15,602)	0	0	(7,328)

Net asset/(liability)	$6,245	$140,685	$(15,602)	$9,113	$(21,283)	$(7,328)

	Total (Gains) Losses for the Three Months Ended December 31,		Total (Gains) Losses for the Six Months Ended December 31,
Description of Liability	2014	2013	2014	2013
Contingent Consideration	$0	$16	$866	$16

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

Contingent Consideration: A portion of our contingent consideration is associated with an earn-out related to our acquisition of substantially all of the assets of yurbuds. We use a discounted cash flow approach (a form of the income approach) in determining the fair value of the contingent consideration. The principal inputs to the approach include our expectations of yurbuds’ gross profit, through June 30, 2017 and a discount rate that begins with our weighted average cost of capital and adjusts for the risks associated with the underlying yurbuds gross profit outcome, the functional form of the payout and our credit risk associated with making the payment. During the three and six months ended December 31, 2014, we reassessed our expectations of yurbuds’ gross profit outcome and confirmed our estimate of the $6.2 million contingent consideration liability.

A portion of our contingent consideration is associated with an earn-out related to the IPSG/VFX Acquisition. We determined the fair value of the contingent consideration based on our expectations of IPSG/VFX gross profit related to the sale of certain specified products through June 30, 2017. Our preliminary value of the contingent consideration liability is $7.7 million.

A portion of our contingent consideration is associated with an earn-out related to our acquisition of Duran. We use a probability-weighted discounted cash flow approach (a form of the income approach) in determining the fair value of the contingent consideration. The principal inputs to the approach include our expectations of Duran’s gross profit related to the sale of certain specified products through June 30, 2020 and a discount rate that begins with our weighted average cost of capital and adjusts for the risks associated with the underlying Duran gross profit outcome, the functional form of the payout and our credit risk associated with making the payment. We did not make any revisions to our estimate of the contingent consideration liability during the three months ended December 31, 2014. During the six months ended December 31, 2014, we reassessed our expectations of Duran’s gross profit outcome and revised our estimate of the contingent consideration liability to increase it to $1.9 million from the previously recorded balance of $0.9 million. This increase of $1.0 million was recorded within SG&A in our Condensed Consolidated Statement of Income for the six months ended December 31, 2014.

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

Description of Assets	December 31, 2014	June 30, 2014
Equity method investments	$1,176	$3,578
Goodwill	530,889	540,952
Long-lived assets	643,786	691,887

Total	$1,175,851	$1,236,417

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

Note 15 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of the following:

	Three Months Ended December 31, 2014		Three Months Ended December 31, 2013		Six Months Ended December 31, 2014		Six Months Ended December 31, 2013
	Pre-Tax	Net of Tax	Pre-Tax	Net of Tax	Pre-Tax	Net of Tax	Pre-Tax	Net of Tax
Foreign currency translation (losses) gains	$(46,260)	$(46,260)	$8,096	$8,096	$(127,675)	$(127,675)	$42,181	$42,181

Changes in hedging derivatives:
Reclassifications from AOCI into income (effective portion)(1)	(7,353)	(5,558)	1,483	1,106	(6,550)	(4,951)	546	407
Reclassifications from AOCI into income (effective portion)(2)	(165)	(126)	0	0	(218)	(165)	192	143
Reclassifications from AOCI into income (ineffective portion)(1)	19	16	905	675	(2,023)	(1,529)	1,129	842
Reclassifications from AOCI into income (ineffective portion)(2)	0	0	0	0	0	0	1	1
Gains (Losses) recognized in AOCI (effective portion)	55,680	41,985	(19,904)	(14,877)	163,111	123,282	(39,682)	(29,634)
Other gains (losses)	70	(15)	(905)	(675)	2,112	1,529	(1,163)	(866)

Unrealized gains (losses) on hedging derivatives	48,251	36,302	(18,421)	(13,771)	156,432	118,166	(38,977)	(29,107)
Pension liability adjustment:
Amortization of prior service cost(3)	244	172	250	83	487	342	500	243
Amortization of net loss(3)	981	689	760	237	1,929	1,353	1,514	736
Expected return on plan assets(3)	(63)	(44)	(64)	(13)	(129)	(90)	(126)	(61)
Other gains (losses)(4)	1,457	1,474	(288)	84	2,372	1,663	(1,211)	(589)

Pension liability adjustment	2,619	2,291	658	391	4,659	3,268	677	329
Unrealized gains on available-for-sale securities	21	13	165	104	81	52	175	111

Other comprehensive income (loss)	4,631	(7,654)	(9,502)	(5,180)	33,497	(6,189)	4,056	13,514

Other comprehensive loss attributable to noncontrolling interest	(4)	(4)	0	0	0	0	0	0

Other comprehensive income (loss) attributable to Harman International Industries, Incorporated	$4,635	$(7,650)	$(9,502)	$(5,180)	$33,497	$(6,189)	$4,056	$13,514

(1)	Reclassified to Cost of sales in our Condensed Consolidated Statements of Income. Refer to Note 13 – Derivatives for more information.
(2)	Reclassified to SG&A in our Condensed Consolidated Statements of Income. Refer to Note 13 – Derivatives for more information.
(3)	Reclassified to SG&A in our Condensed Consolidated Statements of Income. Refer to Note 17 – Retirement Benefits for more information.
(4)	Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits included in AOCI.

AOCI: At December 31, 2014 and June 30, 2014 AOCI consisted of the following:

Income/(Loss):	December 31, 2014	June 30, 2014
Cumulative translation adjustment	$(31,521)	$96,154
Pension liability adjustment	(39,268)	(42,536)
Unrealized gains (losses) on hedging derivatives	103,947	(14,219)
Unrealized gains on available-for-sale securities	452	400

Total AOCI	$33,610	$39,799

We had approximately $2.6 million and $2.5 million, respectively, of investments at December 31, 2014 and June 30, 2014 included in Other current assets in our Condensed Consolidated Balance Sheets that have been classified as available-for-sale securities. These securities are recorded at fair value with realized gains and losses recorded in income and unrealized gains and losses recorded in AOCI, net of taxes.

Note 16 – Restructuring Program

Our restructuring program that is designed to improve our global footprint, cost structure, technology portfolio, human resources and internal processes continues. For the three and six months ended December 31, 2014 and 2013, we continued to refine existing programs and launched significant new programs focused on achieving further productivity improvements to: (i) optimize certain research and development, supply chain and administrative functions; (ii) outsource certain manufacturing capabilities; (iii) divest or sublease facilities no longer needed to support current operations; and (iv) relocate certain functions to best cost countries.

A summary and components of our restructuring initiatives are presented below and include accruals for new programs as well as revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Severance Related Costs	Third Party Contractor Termination Costs	Facility Closure and Other Related Costs	Asset Impairments(1)	Total
Liability, June 30, 2014	$54,157	$0	$30,262	$0	$84,419
Expense(2)	27,911	36	1,208	2,785	31,940
Accumulated depreciation offset	0	0	0	(2,785)	(2,785)
Payments	(11,516)	0	(17,996)	0	(29,512)
Foreign currency translation	(6,388)	0	(1,948)	0	(8,336)

Liability, December 31, 2014	$64,164	$36	$11,526	$0	$75,726

Liability, June 30, 2013	$23,563	$1,014	$33,848	$0	$58,425
Expense(2)	18,353	4,286	2,875	3,455	28,969
Accumulated depreciation offset	0	0	0	(3,455)	(3,455)
Payments	(16,079)	(4,828)	(4,865)	0	(25,772)
Foreign currency translation	1,174	50	1,448	0	2,672

Liability, December 31, 2013	$27,011	$522	$33,306	$0	$60,839

(1)	Credits related to restructuring charges for accelerated depreciation and inventory provisions are recorded against the related assets in Property, plant and equipment, net or Inventories in our Condensed Consolidated Balance Sheets and do not impact the restructuring liability.
(2)	Restructuring expenses noted above are primarily in SG&A in our Condensed Consolidated Statements of Income. Asset impairments which consist of accelerated depreciation and inventory provisions are primarily in Cost of sales in our Condensed Consolidated Statements of Income.

Restructuring liabilities are recorded in Accrued liabilities and Other non-current liabilities in our Condensed Consolidated Balance Sheets.

Restructuring expenses by reporting business segment are presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Infotainment	$(161)	$(2,881)	$(171)	$17,850
Lifestyle	23,335	4,808	25,150	5,691
Professional	517	1,572	4,244	1,973
Other	(68)	0	(68)	0

Total	23,623	3,499	29,155	25,514
Asset Impairments	1,391	1,435	2,785	3,455

Total	$25,014	$4,934	$31,940	$28,969

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

The SERP is an unfunded plan for tax purposes and under the Employee Retirement Income Security Act of 1974 (“ERISA”) all obligations arising under the SERP are payable from our general assets. To assist in the funding of the benefits under the SERP, we maintain assets in an irrevocable trust whereby the use of these assets is restricted to funding our future benefit obligations under the SERP. These assets are not plan assets of the SERP, therefore, in the event of bankruptcy, the assets become unrestricted and the SERP would become a general creditor of our company. The assets and liabilities, and earnings and expenses, of the irrevocable trust are consolidated in our condensed consolidated financial statements. As of December 31, 2014 and June 30, 2014, there were $97.7 million and $97.4 million, respectively, of total assets included in the irrevocable trust of which $58.1 million in each period consisted of Cash and cash equivalents and $39.6 million and $39.3 million, respectively, consisted of the cash surrender value of life insurance policies.

The following table presents the components of net periodic benefit cost for the three and six months ended December 31, 2014 and 2013:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Service cost	$1,004	$634	$2,027	$1,244
Interest cost	1,660	1,807	3,384	3,583
Expected return on plan assets	(63)	(64)	(129)	(126)
Amortization of prior service cost	244	253	487	500
Amortization of net loss	981	760	1,929	1,514
Settlement	286	0	391	0

Net periodic benefit cost	$4,112	$3,390	$8,089	$6,715

During the three months ended December 31, 2014 and 2013, we made contributions of $2.4 million and $2.7 million, respectively, to the defined benefit pension plans which were paid to participants. During the six months ended December 31, 2014 and 2013, we made contributions of $5.0 million and $4.9 million, respectively, to the defined benefit pension plans which were paid to participants. We expect to make approximately $5.1 million in contributions for the remainder of the fiscal year ending June 30, 2015.

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

Professional

Our Professional segment designs, manufactures and markets an extensive range of professional audio equipment, including: loudspeakers, power amplifiers, digital signal processors, mixing consoles, microphones, headphones, lighting equipment and video and control solutions. These complete system solutions are installed in many different venues around the world, and are used by audio and lighting professionals globally for producing live performances, recording, and broadcasting. Our Professional products are marketed globally under brand names including AKG, AMX®, BSS®, Crown®, dbx®, DigiTech®, JBL Professional, Lexicon, Martin®, Selenium, Soundcraft® and Studer®.

Other

Our Other segment includes compensation, benefits and occupancy costs for corporate employees, net of reporting segment allocations, expenses associated with new technology innovation and our corporate brand identity campaign.

The following table reports Net sales and Operating income (loss) by each reporting segment for the three and six months ended December 31, 2014 and 2013:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net sales:
Infotainment	$774,078	$690,704	$1,522,175	$1,330,457
Lifestyle	540,902	429,737	967,046	764,225
Professional	267,358	207,479	521,795	404,910
Other	1,211	104	1,455	237

Total	$1,583,549	$1,328,024	$3,012,471	$2,499,829

Operating income (loss):
Infotainment	$89,873	$62,691	$167,226	$95,118
Lifestyle	56,611	51,103	106,577	92,343
Professional	35,820	25,404	59,085	51,884
Other	(33,547)	(37,342)	(68,348)	(68,107)

Total	$148,757	$101,856	$264,540	$171,238

Note 19 – Significant Customers

Presented below are the percentages of net sales to, and net accounts receivables due from, customers who represent ten percent or more of our net sales or net accounts receivable, as follows:

	Net Sales		Accounts Receivable, Net
	Three months Ended December 31,		December 31, 2014	June 30, 2014
	2014	2013
BMW	16%	17%	10%	11%
Fiat Chrysler Automobiles	14%	13%	14%	13%
Audi/Volkswagen	11%	12%	5%	7%
Other customers	59%	58%	71%	69%

Total	100%	100%	100%	100%

We anticipate that BMW, Fiat Chrysler Automobiles and Audi/Volkswagen will continue to account for a significant portion of our net sales and net accounts receivable for the foreseeable future. Our customers are not obligated to any long-term purchases of our products.

Note 20 – Commitments and Contingencies

Legal Proceedings

At December 31, 2014, we were subject to legal claims and litigation arising in the ordinary course of business, including the matters described below. The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

On March 24, 2008, the Court ordered, for pretrial management purposes only, the consolidation of Patrick Russell v. Harman International Industries, Incorporated, et al. with In re Harman International Industries, Inc. Securities Litigation. Defendants moved to dismiss the complaint in its entirety on August 5, 2008. The Russell Plaintiff opposed the defendants’ motion to dismiss on September 19, 2008, and defendants filed a reply in further support of their motion to dismiss on October 20, 2008. On May 22, 2013, the District Court converted the motion to dismiss into a motion for summary judgment and granted summary judgment in favor of Harman. The Russell Plaintiff filed a notice of appeal and oral arguments on the briefs submitted by the parties were heard on September 30, 2014. On December 12, 2014, the Court of Appeals affirmed the ruling of the District Court.

Infotainment Supply Arrangements

We have arrangements with our infotainment customers to provide products that meet predetermined technical specifications and delivery dates. In the event that we do not satisfy the performance obligations under these arrangements, we may be required to indemnify the customer. We accrue for any loss that we expect to incur under these arrangements when that loss is probable and can be reasonably estimated. For the three months ended December 31, 2014, we incurred $10.0 million of costs relating to delayed delivery of product to an infotainment customer. We did not incur any costs under these arrangements for the three months ended December 31, 2013. For the six months ended December 31, 2014 and 2013, we incurred $14.7 million of costs relating to delayed delivery of product to an infotainment customer and recognized $6.1 million of gains relating to losses that we no longer expect to incur, respectively. An inability to meet performance obligations on infotainment platforms to be delivered in future periods could adversely affect our results of operations, cash flows and financial condition in future periods.

Customs NAFTA Preferential Tariff Treatment

We have submitted a prior disclosure (“Prior Disclosure”) related to our compliance with U.S. Customs regulations for our fiscal years 2008 through 2012. As we implement our corrective actions, we have submitted the updates to the Prior Disclosure quantifying our compliance through December 31, 2013. This Prior Disclosure and the related updates address several areas of review including our compliance with (a) the North American Free Trade Agreement (“NAFTA”), (b) classification, (c) quantity and (d) valuation, as defined by U.S. Customs.

We regularly import goods that qualify for preferential duty claims pursuant to NAFTA. NAFTA requires that an importer have a valid NAFTA Certificate of Origin in its possession at the time it makes a preferential duty claim. Our evaluation of our compliance with the NAFTA area of review has preliminarily determined that a number of preferential duty claims were made without first obtaining the required NAFTA certificate. U.S. Customs regulations, however, permit discretion to waive this requirement if the imported goods qualify for NAFTA preferential tariff treatment. We were advised in the fourth quarter of fiscal year 2013 that U.S. Customs has changed its internal practice and now intends to restrict the exercise of this discretion in this area. We believe that we will ultimately be able to demonstrate that a substantial amount of the goods imported qualified for NAFTA preferential tariff treatment. We intend to vigorously pursue a waiver of the NAFTA certificate requirement to minimize the duty and interest paid related to these claims, however, there is no assurance that we will prevail.

In June 2014, we submitted our final Prior Disclosure supplement. In December 2014, U.S. Customs regulations completed its review of our Prior Disclosure and in January 2015, issued a draft of their report which concluded that our Prior Disclosure methodology was reasonable and sufficient and took no exceptions to the results. As a result, we reduced our estimated accrual by approximately $15.9 million within Cost of goods sold in our Condensed Consolidated Statements of Income for the three and six months ended December 31, 2014. As of December 31, 2014, we have estimated that our potential liability including interest related to this Prior Disclosure is approximately $1.4 million, which has been accrued for in our Condensed Consolidated Balance Sheets. Approximately $12.0 million of payments were remitted during the fiscal year ended June 30, 2014. No further payments have been made in the three and six months ended December 31, 2014.

Note 21 – Related Party Transactions

In December 2009, we entered into a three-year agreement for engineering and software development services with Neusoft Corporation (“Neusoft”), a Shanghai exchange listed technology solutions provider. A former member of our Board of Directors is the Chairman and CEO of Neusoft.

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

During the three months ended December 31, 2014 and 2013, we incurred total expenses of $5.9 million and $8.3 million, respectively, for engineering and software development services with Neusoft Technology and Neusoft. During the six months ended December 31, 2014 and 2013, we incurred total expenses of $12.7 million and $16.0 million, respectively, for engineering and software development services with Neusoft Technology and Neusoft. During the six months ended December 31, 2014 and 2013, we paid Neusoft and Neusoft Technology approximately $14.8 million and $22.4 million, respectively.

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

The total investment amount of the Harman Neusoft JV is $10.0 million and the registered capital is $7.0 million. We will contribute 60 percent and Neusoft will contribute 40 percent of the registered capital. The Harman Neusoft JV was officially approved by the Chinese government in December 2013. We are still in the process of setting up the Harman Neusoft JV’s infrastructure. We and Neusoft began funding our respective share of the registered capital in the fourth quarter of fiscal year 2014. The total amount funded was 20 percent of the registered capital or $1.4 million, with our contribution of $0.8 million, or 60 percent of the aggregate contribution, and Neusoft’s contribution of $0.6 million, or 40 percent of the aggregate contribution. The operating results of the Harman Neusoft JV are included in our consolidated financial statements as a non-controlling interest. The portion of the Harman Neusoft JV that we do not own is eliminated from our consolidated operating results on the line Net income attributable to noncontrolling interest in our Condensed Consolidated Statements of Income. The Noncontrolling interest is reported in our Condensed Consolidated Balance Sheets within equity, stated separately from Harman’s equity.

Note 22 – Transfer of Ownership of Manufacturing Facility

On April 10, 2013 (the “Schaidt Agreement Date”), HBAS entered into an agreement to transfer the ownership of an automotive manufacturing plant in Germany to a third party, Schaidt KG. Schaidt KG agreed to manufacture and supply products for HBAS based on HBAS’s orders. As consideration for the assumption by Schaidt KG of certain of HBAS’s obligations, HBAS agreed to pay Schaidt KG €41.1 million, or approximately $53.5 million, plus a bonus of €4.0 million, or approximately $5.2 million, if Schaidt KG meets certain supply obligations, as defined in the agreement. We have determined that the transfer of the manufacturing plant assets cannot be accounted for as a sale since Schaidt KG does not have adequate initial or ongoing investment in the manufacturing plant, and due to the fact that we will maintain a level of continued involvement such that the risks of ownership have not transferred.

During the three and six months ended December 31, 2014, we paid €12.7 million, or $15.9 million, of previously accrued for payments to indemnify Schaidt KG for their assumption of certain of our obligations. Approximately €4.0 million, or approximately $4.8 million, of accrued indemnification payments are expected to be paid over the next year and are accrued for in Accrued liabilities in our Condensed Consolidated Balance Sheet at December 31, 2014. We have revised our estimated useful life of the transferred manufacturing assets to accelerate the depreciation over the expected term of the manufacturing arrangement. Approximately $1.4 million and $2.7 million of accelerated depreciation was recorded in each of the three and six month periods ended December 31, 2014 and 2013, respectively. As a result, the manufacturing plant assets will be included in our consolidated financial statements from the Schaidt Agreement Date forward unless future circumstances warrant a change.

Note 23 – Acquisitions

I.P.S.G./VFX

On December 30, 2014, (the “IPSG/VFX Acquisition Date”), Harman International Industries Pty Ltd, a wholly-owned subsidiary of Harman, acquired all of the outstanding shares of IPSG/VFX, a developer, manufacturer and distributor of audio products, for an aggregate purchase price of $5.0 million, less certain adjustments determined at the IPSG/VFX Acquisition Date (the “IPSG/VFX Purchase Price”), which was paid in cash on the IPSG/VFX Acquisition Date. The IPSG/VFX Acquisition is subject to cumulative earn-outs of up to $8.0 million payable primarily based on expectations of the gross profit of IPSG/VFX (the “IPSG/VFX Contingent Consideration”). The IPSG/VFX Purchase Price and the IPSG/VFX Contingent Consideration are subject to a holdback of 15 percent payable contingent upon the outcome of certain events over the next 18 months. Our preliminary value of the IPSG/VFX Contingent Consideration liability is $7.7 million.

The total cost of the IPSG/VFX Acquisition was allocated on a preliminary basis, subject to final allocation, to the assets acquired and liabilities assumed based on their fair values at the IPSG/VFX Acquisition Date, as follows:

December 30, 2014
Goodwill	$9,263
Intangibles	4,537

Total assets	13,800

Other non-current liabilities	1,098

Total liabilities	1,098

Net assets	$12,702

Based on our preliminary valuation, goodwill and intangibles were recorded in connection with the IPSG/VFX Acquisition based on management’s estimates for those acquired intangible assets. The valuation of the acquired net assets is subject to change as we obtain additional information for our estimates during the measurement period. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Of the $9.3 million of goodwill recognized, none is deductible for tax purposes. Intangible assets included a technology asset with an approximate useful life of five years. Expenses of $0.3 million were recognized in connection with this acquisition and are included in SG&A in our Condensed Consolidated Statement of Income for the three and six months ended December 31, 2014. The operating results of IPSG/VFX are included in our consolidated financial statements within our Professional segment. Pro forma financial information has not been provided as the IPSG/VFX Acquisition is not material to our results of operations.

yurbuds

On June 17, 2014, (the “yurbuds Acquisition Date”), we acquired certain assets and liabilities of yurbuds, a manufacturer of sports headphones, for a total purchase price of $37.0 million (the “yurbuds Acquisition”), subject to both a net debt and working capital adjustment (the “yurbuds Adjustments”). The final yurbuds Adjustments were to be determined within 120 days of the yurbuds Acquisition Date. There is an aggregate holdback of $3.7 million and a customer contract holdback of $0.8 million (the “yurbuds Holdback Amounts”) which are payable contingent upon the outcome of certain events over the next 18 months. The customer contract holdback was paid on June 30, 2014. On the yurbuds Acquisition Date, based on the estimated closing balance sheet, we paid $32.5 million. The yurbuds Acquisition is also subject to an earn-out of a maximum of $38.0 million, based on our expectations of yurbuds gross profit, during the period commencing on July 1, 2014 through June 30, 2017. Our preliminary valuation of the contingent consideration is $6.2 million.

The total cost of the yurbuds Acquisition was allocated on a preliminary basis, subject to final allocation, to the assets acquired and liabilities assumed based on their fair values at the yurbuds Acquisition Date, as follows:

June 17, 2014
Accounts receivable, net	$9,431
Inventories, net	7,587
Other current assets	486

Current assets	17,504
Property, plant and equipment, net	2,928
Goodwill	31,200
Intangibles	6,400

Total assets	58,032

Accounts payable	9,234
Accrued liabilities	5,500

Total current liabilities	14,734

Total liabilities	14,734

Net assets	$43,298

Based on our preliminary valuation, goodwill and intangibles were recorded in connection with the yurbuds Acquisition based on third-party valuations and management’s estimates for those acquired intangible assets. The valuation of the acquired net assets is subject to change as we obtain additional information for our estimates during the measurement period. The primary areas of those purchase price allocations that are not yet finalized relate to identifiable intangible assets, contingent consideration and residual goodwill. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Of the $31.2 million of goodwill recognized, none is deductible for tax purposes. Intangible assets included a non-amortized indefinite useful life trade name of $3.3 million and customer relationships of $3.1 million with an approximate useful life of seven years. Expenses of $0.5 million were recognized in connection with this acquisition and are included in SG&A in our Consolidated Statement of Income for the fiscal year ended June 30, 2014. The operating results of yurbuds are included in our consolidated financial statements within our Lifestyle segment. Pro forma financial information has not been provided as the yurbuds Acquisition is not material to our results of operations.

AMX LLC

On June 13, 2014, (the “AMX Acquisition Date”), we acquired all of the outstanding shares of AMX, a provider of enterprise automation and control and audio/video switching and distribution solutions, for a total purchase price of $365.0 million (the “AMX Acquisition”), subject to both a net debt and working capital adjustment (the “AMX Adjustments”). We finalized the AMX Adjustments in the three and six months ended December 31, 2014 and recorded a reduction to the purchase price of approximately $0.3 million. There is an indemnification holdback of $25.0 million and a working capital holdback of $2.0 million (the “Holdback Amounts”) which are payable contingent on the outcome of certain events over the next 36 months. On the AMX Acquisition Date, based on the estimated closing balance sheet, we paid $372.9 million which included $27.0 million placed in escrow for the Holdback Amounts and $7.9 million related to the AMX Adjustments. The working capital holdback was released in connection with the finalization of the AMX Adjustments during the three and six months ended December 31, 2014.

The total cost of the AMX Acquisition was allocated on a preliminary basis, subject to final allocation, to the assets acquired and liabilities assumed based on their fair values at the AMX Acquisition Date, as follows:

June 13, 2014
Cash and cash equivalents	$4,351
Accounts receivable, net	27,203
Inventories, net	29,100
Other current assets	4,877

Current assets	65,531
Property, plant and equipment, net	28,189
Goodwill	242,909
Intangibles	101,030
Other assets	2,146

Total assets	439,805

Accounts payable	11,834
Accrued liabilities	9,698

Total current liabilities	21,532
Other non-current liabilities	45,674

Total liabilities	67,206

Net assets	372,599

Based on our preliminary valuation, goodwill and intangibles were recorded in connection with the AMX Acquisition based on third-party valuations and management’s estimates for those acquired intangible assets. The valuation of the acquired net assets is subject to change as we obtain additional information for our estimates during the measurement period. The primary areas of those purchase price allocations that are not yet finalized relate to identifiable intangible assets and residual goodwill. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Of the $242.9 million of goodwill recognized, none is deductible for tax purposes. Intangible assets include a non-amortized indefinite useful life trade name of $55.7 million, customer relationships of $26.7 million with approximate useful lives of two to nine years, technology of $17.0 million with an approximate useful life of five years, backlog of $1.5 million with an approximate useful life of two months, and a covenant not-to-compete of $0.1 million with an approximate useful life of three years. We also recorded adjustments of $4.2 million to Inventories and $2.7 million to Property, plant and equipment, net in our Condensed Consolidated Balance Sheet to adjust the opening balances to fair value. The adjustment to Inventories will be amortized over its estimated useful life of four months through Cost of sales in our Condensed Consolidated Statement of Income. The adjustment to Property, plant and equipment, net will be amortized over its estimated useful life of five to 35 years through depreciation expense within Cost of sales or SG&A in our Condensed Consolidated Statement of Income. Expenses of $8.1 million were recognized in connection with this acquisition and are included in SG&A in our Condensed Consolidated Statements of Income for the fiscal year ended June 30, 2014. The operating results of AMX are included in our Professional segment. Pro forma financial information has not been presented as the AMX acquisition is not material to our results of operations.

Note 24 – Agreement to Acquire S1nn GmbH & Co. KG

On December 18, 2014, we entered into an agreement to acquire all of the outstanding shares of s1nn GmbH & Co. KG (“S1nn” or the “S1nn Acquisition”), a developer of infotainment systems, connectivity and car audio solutions for a total purchase price of €42.0 million or approximately $50.0 million (the “S1nn Purchase Price”), which will be paid in cash. The S1nn Purchase Price is subject to a working capital adjustment among other adjustments as defined in the purchase agreement. The S1nn Acquisition is expected to close in fiscal year 2015, subject to customary closing conditions.

Note 25 – Subsequent Events

Dividend Declaration

On January 29, 2015 we declared a cash dividend of $0.33 per share for the quarter ended December 31, 2014. The quarterly dividend will be paid on February 24, 2015 to each stockholder of record as of the close of business on February 9, 2015.

Agreement to Acquire Red Bend Ltd.

On January 22, 2015, we entered into an agreement to acquire all of the outstanding shares of Red Bend Ltd. (“Red Bend” or the “Red Bend Acquisition”), a provider of software management technology for connected devices, over-the-air software and firmware upgrading services, for a total purchase price of $170.0 million, consisting of approximately $99.0 million in shares of our common stock and $71.0 million in cash, subject to customary closing conditions, as defined in the purchase agreement. The Red Bend Acquisition is also subject to an earn-out of up to $30.0 million to be paid in fiscal year 2017 based upon the achievement of certain performance milestones. The Red Bend Acquisition is expected to close in fiscal year 2015, subject to customary closing conditions.

Agreement to Acquire Symphony Teleca Corporation

On January 22, 2015, we signed an agreement to acquire all of the outstanding shares of Symphony Teleca Corporation (“STC” or the “STC Acquisition”), a global software services company for an estimated base purchase price of $780.0 million (the “STC Purchase Price”), of which an estimated $548.0 million will be paid at closing consisting of $382.0 million in cash and $166.0 million in shares of our common stock, subject to customary closing conditions, as defined in the purchase agreement. The STC Acquisition is also subject to an earn-out which will be based upon the achievement of a calendar year 2015 revenue target. The remainder of the STC Purchase Price, including any additional earn-outs will be paid in cash in the third quarter of fiscal year 2016. The STC Acquisition is expected to close in fiscal year 2015, subject to regulatory approvals and other customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the fiscal year ended June 30, 2014 (our “2014 Annual Report”) and other filings with the Securities and Exchange Commission. This discussion contains forward-looking statements which are based on our current expectations and experience and our perception of historical trends, current market conditions, including customer acceptance of our new products, current economic data, expected future developments, foreign currency exchange rates, and other factors that we believe are appropriate under the circumstances. These statements involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements. Unless otherwise indicated, “Harman,” “Company,” “we,” “our,” and “us” are used interchangeably to refer to Harman International Industries, Incorporated and its consolidated subsidiaries. All amounts are in thousands unless otherwise indicated.

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

We believe significant opportunities exist to grow our business in all three of our business segments in emerging markets such as Brazil, Russia, India and China (“BRIC”). During the three months ended December 31, 2014, sales increased $27.4 million in these emerging markets to $264.4 million, an increase of 11.6 percent over the same period in the prior fiscal year. During the six months ended December 31, 2014, sales increased $65.4 million in these emerging markets to $478.7 million, an increase of 15.8 percent over the same period in the prior fiscal year.

We continue to roll out our global marketing campaign featuring some of the world’s most prominent artists, celebrities and athletes such as Quincy Jones, Maroon 5, Linkin Park, Mariano Rivera and the National Basketball Association, in order to increase brand awareness and support growth and market share gains across our entire business.

Critical Accounting Policies

Recently Adopted Accounting Standards

For the three and six months ended December 31, 2014, there were no significant changes to our critical accounting policies and estimates from those disclosed in the consolidated financial statements and the related notes included in our 2014 Annual Report, except for recently adopted accounting standards disclosed in Note 2 – New Accounting Standards in the Notes to the Condensed Consolidated Financial Statements for the three and six months ended December 31, 2014.

Recently Issued Accounting Standards

Refer to Note 2 – New Accounting Standards in the Notes to the Condensed Consolidated Financial Statements for a summary of recently issued accounting standards.

Results of Operations

Net Sales

Net sales for the three months ended December 31, 2014 were $1.584 billion compared to $1.328 billion in the same period in the prior year, an increase of 19.2 percent, or 24.3 percent excluding foreign currency translation. Net sales increased in all of our segments. The increase was primarily due to the expansion of recently launched platforms, stronger automotive production and higher take rates, new product introductions and the expansion of global distribution channels in the home and multimedia business, the expansion of our product portfolio into video switching and enterprise automation through the acquisition of AMX LLC and AMX Holding Corporation (collectively “AMX”) and the acquisition of substantially all of the assets of Verto Medical Systems LLC d/b/a yurbuds and its wholly-owned subsidiary (“yurbuds”), partially offset by unfavorable foreign currency translation of $53.7 million.

Net sales for the six months ended December 31, 2014 were $3.012 billion compared to $2.500 billion in the same period in the prior year, an increase of 20.5 percent, or 23.2 percent excluding foreign currency translation. Net sales increased in all of our segments. The increase was primarily due to the expansion of recently launched platforms, stronger automotive production and higher take rates, new product introductions and the expansion of global distribution channels in the home and multimedia business, the expansion of our product portfolio into video switching and enterprise automation through the acquisition of AMX and yurbuds, partially offset by unfavorable foreign currency translation of $54.4 million.

A summary of our net sales by business segment is presented below:

	Three Months Ended December 31,				Six Months Ended December 31,
	2014	%	2013	%	2014	%	2013	%
Net sales:
Infotainment	$774,078	48.9%	$690,704	52.0%	$1,522,175	50.5%	$1,330,457	53.2%
Lifestyle	540,902	34.2%	429,737	32.4%	967,046	32.1%	764,225	30.6%
Professional	267,358	16.9%	207,479	15.6%	521,795	17.3%	404,910	16.2%
Other	1,211	0.0%	104	0.0%	1,455	0.1%	237	0.0%

Total	$1,583,549	100.0%	$1,328,024	100.0%	$3,012,471	100.0%	$2,499,829	100.0%

Infotainment – Net sales for the three months ended December 31, 2014 increased $83.4 million, or 12.1 percent, compared to the same period in the prior year, or 17.7 percent excluding foreign currency translation. The increase in net sales was driven by the expansion of recently launched platforms, stronger automotive production and higher take rates, partially offset by unfavorable foreign currency translation of $32.9 million.

Net sales for the six months ended December 31, 2014 increased $191.7 million, or 14.4 percent, compared to the same period in the prior year, or 17.4 percent excluding foreign currency translation. The increase in net sales was driven by the expansion of recently launched platforms, stronger automotive production and higher take rates, partially offset by unfavorable foreign currency translation of $33.5 million.

Lifestyle – Net sales for the three months ended December 31, 2014 increased $111.2 million, or 25.9 percent, compared to the same period in the prior year, or 30.9 percent excluding foreign currency translation. The increase in net sales was driven by accelerated sales of new product introductions and the expansion of global distribution channels in the home and multimedia business, higher automotive audio sales as a result of the expansion of recently launched programs, stronger automotive production and higher take rates and the acquisition of yurbuds, partially offset by unfavorable foreign currency translation of $16.6 million.

Net sales for the six months ended December 31, 2014 increased $202.8 million, or 26.5 percent, compared to the same period in the prior year, or 29.4 percent excluding foreign currency translation. The increase in net sales was driven by accelerated sales of new product introductions and the expansion of global distribution channels in the home and multimedia business, higher automotive audio sales as a result of the expansion of recently launched programs, stronger automotive production and higher take rates and the acquisition of yurbuds, partially offset by unfavorable foreign currency translation of $17.1 million.

Professional – Net sales for the three months ended December 31, 2014 increased $59.9 million, or 28.9 percent, compared to the same period in the prior year, or 31.6 percent excluding foreign currency translation. The increase in net sales was driven by the expansion of our product portfolio into video switching and enterprise automation through the acquisition of AMX, partially offset by unfavorable foreign currency translation of $4.3 million.

Net sales for the six months ended December 31, 2014 increased $116.9 million, or 28.9 percent, compared to the same period in the prior year, or 30.1 percent excluding foreign currency translation. The increase in net sales was driven by the expansion of our product portfolio into video switching and enterprise automation through the acquisition of AMX, partially offset by unfavorable foreign currency translation of $3.8 million.

Gross Profit

Gross profit as a percentage of net sales increased 2.5 percentage points to 31.1 percent for the three months ended December 31, 2014 compared to 28.6 percent in the same period in the prior year. The increase in overall gross profit as a percentage of net sales was driven by all of our segments. In our Infotainment segment, our gross profit as a percentage of net sales increased due to improved leverage of fixed costs over a higher net sales base and lower costs due to productivity initiatives. In our Lifestyle segment, our gross profit as a percentage of net sales increased due to improved leverage of fixed costs over a higher net sales base. In our Professional segment, our gross profit as a percentage of net sales increased due to higher margins due to the acquisition of AMX. Also, in both our Lifestyle and Professional segments, our gross profit as a percentage of net sales increased due to a $15.9 million decrease in duties and fees related to compliance with U.S. Customs regulations.

Gross profit as a percentage of net sales increased 2.1 percentage points to 30.1 percent for the six months ended December 31, 2014 compared to 28.0 percent in the same period in the prior year. The increase in overall gross profit as a percentage of net sales was driven by all of our segments. In our Infotainment segment, our gross profit as a percentage of net sales increased due to improved leverage of fixed costs over a higher net sales base and lower costs due to productivity initiatives. In our Lifestyle segment, our gross profit as a percentage of net sales increased due to improved leverage of fixed costs over a higher net sales base, partially offset by unfavorable product mix. In our Professional segment, our gross profit as a percentage of net sales increased due to higher margins due to the acquisition of AMX. Also, in both our Lifestyle and Professional segments, our gross profit as a percentage of net sales increased due to a $15.9 million decrease in duties and fees related to compliance with U.S. Customs regulations.

A summary of our gross profit by business segment is presented below:

	Three Months Ended December 31,				Six Months Ended December 31,
	2014	Percentage of Net Sales	2013	Percentage of Net Sales	2014	Percentage of Net Sales	2013	Percentage of Net Sales
Gross profit:
Infotainment	$195,957	25.3%	$165,162	23.9%	$372,350	24.5%	$306,504	23.0%
Lifestyle	184,519	34.1%	136,439	31.7%	319,139	33.0%	243,319	31.8%
Professional	111,391	41.7%	77,671	37.4%	214,859	41.2%	150,982	37.3%
Other	1,299	*	178	*	1,450	*	294	*

Total	$493,166	31.1%	$379,450	28.6%	$907,798	30.1%	$701,099	28.0%

*	Percent not meaningful.

Infotainment – Gross profit as a percentage of net sales increased 1.4 percentage points to 25.3 percent for the three months ended December 31, 2014 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was primarily due to improved leverage of fixed costs over a higher net sales base and lower costs due to productivity initiatives.

Gross profit as a percentage of net sales increased 1.5 percentage points to 24.5 percent for the six months ended December 31, 2014 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was primarily due to improved leverage of fixed costs over a higher net sales base and lower costs due to productivity initiatives.

Lifestyle – Gross profit as a percentage of net sales increased 2.4 percentage points to 34.1 percent for the three months ended December 31, 2014 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was due to improved leverage of fixed costs over a higher net sales base and a $12.6 million decrease in duties and fees related to compliance with U.S. Customs regulations.

Gross profit as a percentage of net sales increased 1.2 percentage points to 33.0 percent for the six months ended December 31, 2014 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was due to improved leverage of fixed costs over a higher net sales base and a $12.6 million decrease in duties and fees related to compliance with U.S. Customs regulations.

Professional – Gross profit as a percentage of net sales increased 4.3 percentage points to 41.7 percent for the three months ended December 31, 2014 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was primarily due to higher margins due to the acquisition of AMX and a $3.3 million decrease in duties and fees related to compliance with U.S. Customs regulations.

Gross profit as a percentage of net sales increased 3.9 percentage points to 41.2 percent for the six months ended December 31, 2014 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was primarily due to higher margins due to the acquisition of AMX and a $3.3 million decrease in duties and fees related to compliance with U.S. Customs regulations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $344.4 million for the three months ended December 31, 2014 compared to $277.6 million in the same period in the prior year, an increase of $66.8 million. As a percentage of net sales, SG&A increased 0.8 percentage points in the three months ended December 31, 2014 compared to the same period in the prior year. The increase in SG&A was primarily in support of increased net sales, the inclusion of AMX and yurbuds in the current year SG&A, higher costs associated with estimated indemnifications related to infotainment supply arrangements, higher restructuring expenses and higher marketing expenses, partially offset by favorable foreign currency translation of $9.3 million. RD&E decreased $1.9 million to $89.2 million, or 5.6 percent of net sales in the three months ended December 31, 2014, compared to $91.1 million, or 6.9 percent of net sales in the same period in the prior year primarily due to higher customer reimbursements and favorable foreign currency translation of $4.2 million, partially offset by increases due to the acquisition of AMX and higher gross spending to support new product introductions.

SG&A were $643.3 million for the six months ended December 31, 2014 compared to $529.9 million in the same period in the prior year, an increase of $113.4 million. As a percentage of net sales, SG&A increased 0.2 percentage points in the six months ended December 31, 2014 compared to the same period in the prior year. The increase in SG&A was primarily in support of increased net sales, the inclusion of AMX and yurbuds in the current year SG&A, higher costs associated with estimated indemnifications related to infotainment supply arrangements, higher RD&E, higher restructuring expenses and higher marketing expenses, partially offset by favorable foreign currency translation of $9.4 million. RD&E increased $15.4 million to $180.1 million, or 6.0 percent of net sales in the six months ended December 31, 2014, compared to $164.7 million, or 6.6 percent of net sales in the same period in the prior year primarily due to the acquisition of AMX and higher gross spending to support new product introductions, partially offset by higher customer reimbursements and favorable foreign currency translation of $3.8 million.

A summary of SG&A by business segment is presented below:

	Three Months Ended December 31,				Six Months Ended December 31,
	2014	Percentage of Net Sales	2013	Percentage of Net Sales	2014	Percentage of Net Sales	2013	Percentage of Net Sales
SG&A:
Infotainment	$106,080	13.7%	$102,472	14.8%	$205,124	13.5%	$211,387	15.9%
Lifestyle	127,909	23.6%	85,334	19.9%	212,561	22.0%	150,975	19.8%
Professional	75,571	28.3%	52,268	25.2%	155,774	29.9%	99,098	24.5%
Other	34,849	*	37,520	*	69,799	*	68,401	*

Total	$344,409	21.7%	$277,594	20.9%	$643,258	21.4%	$529,861	21.2%

*	Percent not meaningful.

Infotainment – SG&A increased $3.6 million to $106.1 million for the three months ended December 31, 2014 compared to the same period in the prior year. The increase in SG&A was primarily due to higher costs associated with estimated indemnifications related to infotainment supply arrangements, partially offset by improved operating leverage on higher sales, lower RD&E and favorable foreign currency translation of $5.3 million. As a percentage of net sales, SG&A decreased 1.1 percentage points to 13.7 percent for the three months ended December 31, 2014 compared to the same period in the prior year. RD&E decreased $12.7 million to $48.7 million, or 6.3 percent of net sales in the three months ended December 31, 2014, compared to $61.4 million, or 8.9 percent of net sales in the same period in the prior year primarily due to higher customer reimbursements and favorable foreign currency translation of $3.6 million.

SG&A decreased $6.3 million to $205.1 million for the three months ended December 31, 2014 compared to the same period in the prior year. The decrease in SG&A was primarily due to improved operating leverage on higher sales, lower RD&E and favorable foreign currency translation of $5.5 million, partially offset by higher costs associated with estimated indemnifications related to infotainment supply arrangements. As a percentage of net sales, SG&A decreased 2.4 percentage points to 13.5 percent for the six months ended December 31, 2014 compared to the same period in the prior year. RD&E decreased $8.4 million to $101.6 million, or 6.7 percent of net sales in the six months ended December 31, 2014, compared to $110.0 million, or 8.3 percent of net sales in the same period in the prior year primarily due to higher customer reimbursements and favorable foreign currency translation of $3.1 million.

Lifestyle – SG&A increased $42.6 million to $127.9 million for the three months ended December 31, 2014, compared to the same period in the prior year. The increase in SG&A was primarily in support of increased net sales, higher marketing costs related to our brand-awareness campaign, higher restructuring expenses and the acquisition of yurbuds, partially offset by favorable foreign currency translation of $2.5 million. As a percentage of net sales, SG&A increased 3.7 percentage points to 23.6 percent for the three months ended December 31, 2014 compared to the same period in the prior year. RD&E increased $3.0 million to $19.9 million, or 3.7 percent of net sales in the three months ended December 31, 2014, compared to $16.9 million, or 3.9 percent of net sales in the same period in the prior year due to higher gross spending to support new product introductions.

SG&A increased $61.6 million to $212.6 million for the six months ended December 31, 2014, compared to the same period in the prior year. The increase in SG&A was primarily in support of increased net sales, higher marketing costs related to our brand-awareness campaign, higher restructuring expenses and the acquisition of yurbuds, partially offset by favorable foreign currency translation of $2.5 million. As a percentage of net sales, SG&A increased 2.2 percentage points to 22.0 percent for the six months ended December 31, 2014 compared to the same period in the prior year. RD&E increased $6.5 million to $37.8 million, or 3.9 percent of net sales in the six months ended December 31, 2014, compared to $31.3 million, or 4.1 percent of net sales in the same period in the prior year due to higher gross spending to support new product introductions.

Professional – SG&A increased $23.3 million to $75.6 million for the three months ended December 31, 2014, compared to the same period in the prior year. The increase in SG&A was primarily due to the acquisition of AMX, partially offset by favorable foreign currency translation of $1.4 million. As a percentage of net sales, SG&A increased 3.1 percentage points to 28.3 percent for the three months ended December 31, 2014 compared to the same period in the prior year. RD&E increased $7.3 million to $17.3 million, or 6.5 percent of net sales in the three months ended December 31, 2014 compared to $10.0 million, or 4.8 percent of net sales in the same period in the prior year primarily due to the acquisition of AMX.

SG&A increased $56.7 million to $155.8 million for the six months ended December 31, 2014, compared to the same period in the prior year. The increase in SG&A was primarily due to the acquisition of AMX, partially offset by favorable foreign currency translation of $1.3 million. As a percentage of net sales, SG&A increased 5.4 percentage points to 29.9 percent for the six months ended December 31, 2014 compared to the same period in the prior year. RD&E increased $16.4 million to $34.4 million, or 6.6 percent of net sales in the six months ended December 31, 2014 compared to $18.0 million, or 4.4 percent of net sales in the same period in the prior year primarily due to the acquisition of AMX.

Other – Other SG&A includes compensation, benefit and occupancy costs for corporate employees, new technology innovation and expenses associated with our corporate brand identity campaign. Other SG&A decreased $2.7 million to $34.8 million in the three months ended December 31, 2014 compared to the same period in the prior year primarily due to higher allocations of stock compensation expense to other segments, partially offset by increased investments in marketing. Other SG&A increased $1.4 million to $69.8 million in the six months ended December 31, 2014 compared to the same period in the prior year primarily due to increased investments in marketing, partially offset by higher allocations of stock compensation expense to other segments.

Restructuring

Our restructuring program that is designed to improve our global footprint, cost structure, technology portfolio, human resources and internal processes continues. For the three and six months ended December 31, 2014 and 2013, we continued to refine existing programs and launched significant new programs focused on achieving further productivity improvements to: (i) optimize certain research and development, supply chain and administrative functions; (ii) outsource certain manufacturing capabilities; (iii) divest or sublease facilities no longer needed to support current operations; and (iv) relocate certain functions to best cost countries.

A summary and components of our restructuring initiatives are presented below and include accruals for new programs as well as revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Severance Related Costs	Third Party Contractor Termination Costs	Facility Closure and Other Related Costs	Asset Impairments(1)	Total
Liability, June 30, 2014	$54,157	$0	$30,262	$0	$84,419
Expense(2)	27,911	36	1,208	2,785	31,940
Accumulated depreciation offset	0	0	0	(2,785)	(2,785)
Payments	(11,516)	0	(17,996)	0	(29,512)
Foreign currency translation	(6,388)	0	(1,948)	0	(8,336)

Liability, December 31, 2014	$64,164	$36	$11,526	$0	$75,726

Liability, June 30, 2013	$23,563	$1,014	$33,848	$0	$58,425
Expense(2)	18,353	4,286	2,875	3,455	28,969
Accumulated depreciation offset	0	0	0	(3,455)	(3,455)
Payments	(16,079)	(4,828)	(4,865)	0	(25,772)
Foreign currency translation	1,174	50	1,448	0	2,672

Liability, December 31, 2013	$27,011	$522	$33,306	$0	$60,839

(1)	Credits related to restructuring charges for accelerated depreciation and inventory provisions are recorded against the related assets in Property, plant and equipment, net or Inventories in our Condensed Consolidated Balance Sheets and do not impact the restructuring liability.
(2)	Restructuring expenses noted above are primarily in SG&A in our Condensed Consolidated Statements of Income. Asset impairments which consist of accelerated depreciation and inventory provisions are primarily in Cost of sales in our Condensed Consolidated Statements of Income.

Restructuring liabilities are recorded in Accrued liabilities and Other non-current liabilities in our Condensed Consolidated Balance Sheets.

Restructuring expenses by reporting business segment are presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Infotainment	$(161)	$(2,881)	$(171)	$17,850
Lifestyle	23,335	4,808	25,150	5,691
Professional	517	1,572	4,244	1,973
Other	(68)	0	(68)	0

Total	23,623	3,499	29,155	25,514
Asset Impairments	1,391	1,435	2,785	3,455

Total	$25,014	$4,934	$31,940	$28,969

Goodwill

Goodwill was $530.9 million at December 31, 2014 compared with $541.0 million at June 30, 2014. The decrease in goodwill in the six months ended December 31, 2014 versus June 30, 2014 was primarily related to foreign currency translation adjustments offset by goodwill associated with the following: an increase of $9.2 million in connection with the acquisition of I.P.S.G. International Product Solution Group Pty Ltd and VFX Systems Pty Ltd, a reduction of $1.1 million in connection with the acquisition of AMX and an increase of $1.1 million in connection with the acquisition of yurbuds.

Goodwill was $251.4 million at December 31, 2013 compared with $234.3 million at June 30, 2013. The increase in goodwill in the six months ended December 31, 2013 versus June 30, 2013 was primarily related to $15.9 million of goodwill associated with the acquisition of Duran Audio BV.

The changes in the carrying amount of goodwill by business segment for the six months ended December 31, 2014 and 2013 were as follows:

	Infotainment	Lifestyle	Professional	Total
Balance, June 30, 2014	$17,080	$137,950	$385,922	$540,952
Acquisitions and adjustments(1)	0	1,080	8,110	9,190
Other adjustments(2)	(1,699)	(4,563)	(12,991)	(19,253)

Balance, December 31, 2014	$15,381	$134,467	$381,041	$530,889

Balance, June 30, 2013	$8,576	$107,438	$118,328	$234,342
Acquisitions and adjustments(1)	0	0	15,929	15,929
Other adjustments(2)	318	(1,086)	1,867	1,099

Balance, December 31, 2013	$8,894	$106,352	$136,124	$251,370

(1)	Refer to Note 23 – Acquisitions in the Notes to the Condensed Consolidated Financial Statements for more information.
(2)	The other adjustments to goodwill primarily consist of foreign currency translation adjustments.

We did not recognize any goodwill impairment charges in our Condensed Consolidated Statements of Income in the three and six months ended December 31, 2014 and 2013.

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

Operating Income

Operating income for the three months ended December 31, 2014 was $148.8 million, or 9.4 percent of net sales, compared to operating income of $101.9 million, or 7.7 percent of net sales, in the same period in the prior year. The increase in operating income was primarily due to higher leverage of fixed costs based on higher sales volumes and a decrease in duties and fees related to compliance with U.S. Customs regulations, partially offset by higher SG&A in support of increased net sales, higher restructuring expenses, the acquisition of AMX, higher costs associated with estimated indemnifications related to infotainment supply arrangements and higher marketing costs related to our brand-awareness campaign.

Operating income for the six months ended December 31, 2014 was $264.5 million, or 8.8 percent of net sales, compared to operating income of $171.2 million, or 6.8 percent of net sales, in the same period in the prior year. The increase in operating income was primarily due to higher leverage of fixed costs based on higher sales volumes and a decrease in duties and fees related to compliance with U.S. Customs regulations, partially offset by higher SG&A in support of increased net sales, higher restructuring expenses, the acquisition of AMX, higher RD&E, higher costs associated with estimated indemnifications related to infotainment supply arrangements and higher marketing costs related to our brand-awareness campaign.

Interest Expense, Net

Interest expense is reported net of interest income in our Condensed Consolidated Statements of Income. Interest expense, net was $2.2 million and $1.9 million for the three months ended December 31, 2014 and 2013, respectively. Gross interest expense was $2.7 million and $2.6 million for the three months ended December 31, 2014 and 2013, respectively. The non-cash portion of gross interest expense was $0.6 million and $0.5 million for the three month periods ended December 31, 2014 and 2013, respectively, associated with the amortization of debt issuance costs on the Multi-Currency Credit Agreement entered into on October 10, 2012 (the “Credit Agreement”). The cash portion of gross interest expense was $2.1 million in each of the three months ended December 31, 2014 and 2013, associated with interest on the Credit Agreement and our short-term borrowings. Interest income was $0.5 million and $0.7 million for the three month periods ended December 31, 2014 and 2013, respectively, associated with interest earned on our cash and cash equivalents.

Interest expense, net was $4.9 million and $3.8 million for the six months ended December 31, 2014 and 2013, respectively. Gross interest expense was $5.8 million and $4.9 million for the six months ended December 31, 2014 and 2013, respectively. The non-cash portion of gross interest expense was $1.1 million in each of the six month periods ended December 31, 2014 and 2013, associated with the amortization of debt issuance costs on the Credit Agreement. The cash portion of gross interest expense was $4.7 million and $3.8 million in the six months ended December 31, 2014 and 2013, respectively, associated with interest on the Credit Agreement and our short-term borrowings. Interest income was $0.9 million and $1.1 million for the six month periods ended December 31, 2014 and 2013, respectively, associated with interest earned on our cash and cash equivalents.

Foreign Exchange (Gains) Losses, Net

Foreign currency exchange gains and losses resulting from the remeasurement of certain foreign currency denominated monetary assets and liabilities are included in Foreign exchange (gains) losses, net in our Condensed Consolidated Statements of Income.

Miscellaneous, Net

Miscellaneous, net expenses were $2.3 million and $1.8 million for the three months ended December 31, 2014 and 2013, respectively, and $4.6 million and $3.1 million for the six months ended December 31, 2014 and 2013, respectively. Miscellaneous, net expenses primarily consisted of interest expense related to a disputed claim and bank charges in the three and six months ended December 31, 2014 and primarily consisted of bank charges in the three and six months ended December 31, 2013.

Income Tax Expense, Net

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income. Income tax expense for the three months ended December 31, 2014 and 2013 was $29.1 million and $23.5 million, respectively. The effective tax rate for the three months ended December 31, 2014 and 2013 was 20.0 percent and 24.7 percent, respectively. The change in the effective tax rate for the three months ended December 31, 2014 compared to the same period in the prior year was primarily due to the retroactive reinstatement of the U.S. research and experimentation credit and discrete tax charges booked in the prior period.

Income tax expense for the six months ended December 31, 2014 and 2013 was $56.9 million and $42.1 million, respectively. The effective tax rate for the six months ended December 31, 2014 and 2013 was 22.2 percent and 26.3 percent, respectively. The change in the effective tax rate for the six months ended December 31, 2014 compared to the same period in the prior year was primarily due to the retroactive reinstatement of the U.S. research and experimentation credit and discrete tax charges booked in the prior period.

We have net deferred tax assets of $189.9 million primarily consisting of deferred deductions, research and experimentation credits, and foreign tax credits. We have evaluated all available evidence, both positive and negative, and based on the weight of all available evidence we continue to believe that our net deferred tax assets are fairly reflected in our Condensed Consolidated Balance Sheets. If the results of our operations do not meet our current expectations, our net deferred tax assets may become impaired.

As of December 31, 2014 unrecognized tax benefits and the related interest were $43.1 million and $2.3 million, respectively, all of which would affect the tax rate if recognized. During the three months ended December 31, 2014, the change in tax reserves on uncertain tax positions was a decrease of $(0.5) million and the related interest did not change. During the six months ended December 31, 2014, the change in tax reserves on uncertain tax positions was a decrease of $(1.1) million and the related interest did not change.

Financial Condition

Liquidity and Capital Resources

We primarily finance our working capital requirements through cash generated by operations, borrowings under the Credit Agreement and trade credit. Cash and cash equivalents were $510.3 million at December 31, 2014 compared to $581.3 million at June 30, 2014. During the six months ended December 31, 2014, our cash and cash equivalents balance decreased $71.0 million. The decrease in cash was primarily due to $125.0 million of repayments under our revolving credit facility, capital expenditures, dividends and repurchases of common stock related to share-based compensation arrangements, partially offset by net income and cash provided by operating activities. We also used cash to make investments in our manufacturing facilities, fund product development and meet the working capital needs of our business segments.

We believe that our existing cash and cash equivalents of $510.3 million at December 31, 2014, together with our expected future operating cash flows, and our availability of $570.4 million under the Credit Agreement, will be sufficient to cover our working capital needs, debt service, capital expenditures, including major investments related to manufacturing and research facilities in emerging markets, acquisitions, purchase commitments, restructuring projects and quarterly dividends for at least the next 12 months.

Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and maintain access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors beyond our control. We earn a significant amount of our operating income outside the U.S., the majority of which is deemed to be permanently reinvested in foreign jurisdictions. For at least the next 12 months, we have sufficient cash in the U.S., availability under our Credit Agreement and forecasted domestic cash flow to sustain our operating activities and cash commitments for investing and financing activities, such as quarterly dividends and repayment of debt. In addition, we expect existing foreign cash and cash equivalents and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months. As of December 31, 2014, Cash and cash equivalents of $180.3 million were held in the U.S. and Cash and cash equivalents of $330.0 million were held by us in foreign jurisdictions. As of June 30, 2014, Cash and cash equivalents of $235.9 million were held in the U.S. and Cash and cash equivalents of $345.4 million were held by us in foreign jurisdictions. Below is a more detailed discussion of our cash flow activities during the six months ended December 31, 2014 compared to the same period in the prior fiscal year.

Operating Activities

For the six months ended December 31, 2014, our net cash provided by operations was $224.0 million compared to $233.9 million in the same period in the prior year. The decrease in operating cash flows compared to the same period in the prior year was primarily due to increases in inventories, receivables, net and other current assets and decreases in accrued other liabilities and net derivative assets, partially offset by higher net income and increases in accounts payable and accrued warranties. At December 31, 2014, working capital, excluding cash and short-term debt, was $493.3 million, compared with $431.3 million at June 30, 2014. The increase was primarily due to higher inventory and other current assets balances, partially offset by higher accounts payable.

Investing Activities

Net cash used in investing activities was $62.1 million for the six months ended December 31, 2014, compared to $71.8 million in the same period in the prior year. The decrease in net cash used in investing activities compared to the same period in the prior year was primarily due to lower acquisitions, lower maturities of short-term debt and higher proceeds from asset dispositions, partially offset by higher capital expenditures. Capital expenditures for the six months ended December 31, 2014 were $62.8 million, in support of new Infotainment and Lifestyle awards, compared to $60.8 million for the same period in the prior year. We expect that capital expenditures as a percentage of sales will remain in line with fiscal year 2014 levels.

Financing Activities

Net cash used in financing activities was $197.1 million in the six months ended December 31, 2014, compared to $107.5 million used in financing activities in the same period in the prior year. The increase in cash used in financing activities was primarily due to higher repayments of debt under our revolving credit facility, higher repurchases of common stock related to share-based compensation arrangements, lower exercise of stock options and higher cash dividends to shareholders, partially offset by lower repurchases of common stock under our share buyback program.

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

At December 31, 2014, there was $175.0 million of outstanding borrowings and approximately $4.6 million of outstanding letters of credit under the Revolving Credit Facility and $238.1 million of outstanding borrowings under the Term Facility, of which $39.4 million is included in our Condensed Consolidated Balance Sheet as Current portion of long-term debt and $198.7 million is classified as Long-term debt. At December 31, 2014, unused available credit under the Revolving Credit Facility was $570.4 million.

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

At December 31, 2014, long-term debt maturing in each of the next five fiscal years and thereafter is as follows:

2015	$18,750
2016	43,125
2017	135,000
2018	216,277
2019	0
Thereafter	0

Total	$413,152

Equity

Total shareholders’ equity at December 31, 2014 was $1.950 billion compared with $1.793 billion at June 30, 2014. The increase is primarily due to higher net income and unrealized gains on hedging, partially offset by unfavorable foreign currency translation and dividends to shareholders.

Off-Balance Sheet Arrangements

We utilize off-balance sheet arrangements in our operations when we enter into operating leases for land, buildings and equipment in the normal course of business, which are not included in our Condensed Consolidated Balance Sheets. In addition, we had outstanding letters of credit of $4.6 million at December 31, 2014 and June 30, 2014, that were not included in our Condensed Consolidated Balance Sheets.

Approval of Share Buyback Program

On October 28, 2014, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock over the next three years (the “2014 Buyback Program”). The 2014 Buyback Program allows us to purchase shares of our common stock in accordance with applicable securities laws on the open market or through privately negotiated transactions during the authorized three year period. The 2014 Buyback Program may be suspended or discontinued at any time. We will determine the timing and the amount of any repurchases based on an evaluation of market conditions, share price, other growth opportunities and other factors. There were no share repurchases during the three and six months ended December 31, 2014.

Agreement to Acquire S1nn GmbH & Co. KG

On December 18, 2014, we entered into an agreement to acquire all of the outstanding shares of s1nn GmbH & Co. KG (“S1nn” or the “S1nn Acquistion”), a developer of infotainment systems, connectivity and car audio solutions for a total purchase price of €42.0 million or approximately $50.0 million (the “S1nn Purchase Price”), which will be paid in cash. The S1nn Purchase Price is subject to a working capital adjustment among other adjustments as defined in the purchase agreement. The S1nn Acquisition is expected to close in fiscal year 2015, subject to customary closing conditions.

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

Subsequent Events

Dividend Declaration

On January 29, 2015 we declared a cash dividend of $0.33 per share for the quarter ended December 31, 2014. The quarterly dividend will be paid on February 24, 2015 to each stockholder of record as of the close of business on February 9, 2015.

Agreement to Acquire Red Bend Ltd.

On January 22, 2015, we entered into an agreement to acquire all of the outstanding shares of Red Bend Ltd. (the “Red Bend Acquisition”), a provider of software management technology for connected devices, over-the-air software and firmware upgrading services, for a total purchase price of $170.0 million, consisting of approximately $99.0 million in shares of our common stock and $71.0 million in cash, subject to customary closing conditions, as defined in the purchase agreement. The Red Bend Acquisition is also subject to an earn-out of up to $30.0 million to be paid in fiscal year 2017 based upon the achievement of certain performance milestones. The Red Bend Acquisition is expected to close in fiscal year 2015, subject to customary closing conditions.

Agreement to Acquire Symphony Teleca Corporation

On January 22, 2015, we signed an agreement to acquire all of the outstanding shares of Symphony Teleca Corporation (“STC” or the “STC Acquisition”), a global software services company for an estimated total base purchase price of $780.0 million (the “STC Purchase Price”), of which an estimated $548.0 million will be paid at closing consisting of $382.0 million in cash and $166.0 million in shares of our common stock, subject to customary closing conditions, as defined in the purchase agreement. The STC Acquisition is also subject to an earn-out which will be based upon the achievement of a calendar year 2015 revenue target. The remainder of the STC Purchase Price including any additional earn-outs will be paid in cash in the third quarter of fiscal year 2016. The STC Acquisition is expected to close in fiscal year 2015, subject to regulatory approvals and other customary closing conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are required to include information about potential effects of changes in interest rates and currency exchange rates in our periodic reports filed with the Securities and Exchange Commission. Since December 31, 2014, there have been no material changes in the quantitative or qualitative aspects of our market risk profile. See Item 7A, Quantitative and Qualitative Disclosure About Market Risk included in our 2014 Annual Report.

Interest Rate Sensitivity/Risk

At December 31, 2014, interest on 99 percent of our borrowings was determined on a variable rate basis. The interest rates on the balances of our debt, cash and cash equivalents and short-term investments are subject to changes in U.S. and European short-term interest rates. To assess exposure to interest rate changes, we have performed a sensitivity analysis assuming a hypothetical 100 basis point increase or decrease in interest rates across all outstanding debt and investments. Our analysis indicates that the effect on net income for the six months ended December 31, 2014 of such an increase or decrease in interest rates would be approximately $0.8 million.

Foreign Currency Risk

We maintain significant operations in Germany, Hungary, China, the Netherlands, Denmark, the United Kingdom, Singapore, Brazil, Austria and India. As a result, we are subject to market risks arising from changes in these foreign currency exchange rates, principally the change in the value of the Euro versus the U.S. Dollar. Refer to Note 13 – Derivatives in the Notes to the Condensed Consolidated Financial Statements for additional discussion on our financial risk management.

Changes in currency exchange rates, principally the change in the value of the Euro compared to the U.S. dollar have an impact on our reported results when the financial statements of foreign subsidiaries are translated into U.S. dollars. Approximately 40 percent of our sales are denominated in Euros. The average exchange rate for the Euro versus the U.S. dollar for the six months ended December 31, 2014 decreased 4.3 percent from the same period in the prior fiscal year.

We presently estimate the effect on fiscal year 2015 income before income taxes, based upon a recent estimate of foreign exchange translation exposure (translating the operating performance of our foreign subsidiaries into U.S. Dollars), of a uniform strengthening or weakening of the U.S. Dollar by 10 percent, would be to increase or decrease income before income taxes by approximately $7.0 million for the six months ended December 31, 2014.

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

Interpretive guidance issued by the SEC staff permits the exclusion of an evaluation of the effectiveness of a registrant’s disclosure controls and procedures as they relate to the internal control over financial reporting for acquired businesses during the first year following such acquisition. As discussed in Note 2 - Acquisitions in the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 and in Note 23 – Acquisitions in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, we completed the acquisitions of AMX LLC and AMX Holding Corporation and substantially all of the assets of Verto Medical Solutions LLC, d/b/a yurbuds and its wholly-owned subsidiary (collectively the “Acquired Businesses”) in June 2014. The Acquired Businesses had total assets representing three percent of consolidated assets, and total revenues representing four percent of consolidated revenues, respectively, included in our consolidated financial statements as of and for three and six months ended December 31, 2014. Management’s evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q excludes any evaluation of the internal control over financial reporting of the Acquired Businesses.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our 2014 Annual Report on Form 10-K. The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with those earlier reports.

Patrick Russell v. Harman International Industries, Incorporated, et al.

Patrick Russell (the “Russell Plaintiff”) filed a complaint on December 7, 2007 in the United States District Court for the District of Columbia and an amended purported putative class action complaint on June 2, 2008 against Harman and certain of our officers and directors alleging violations of the Employee Retirement Income Security Act of 1974 and seeking, on behalf of all participants in and beneficiaries of the Retirement Savings Plan, compensatory damages for losses to the Retirement Savings Plan as well as injunctive relief, imposition of a constructive trust, restitution, and other monetary relief. On March 24, 2008, the Court ordered, for pretrial management purposes only, the consolidation of Patrick Russell v. Harman International Industries, Incorporated, et al. with In re Harman International Industries, Inc. Securities Litigation. Defendants moved to dismiss the complaint in its entirety on August 5, 2008. The Russell Plaintiff opposed the defendants’ motion to dismiss on September 19, 2008, and defendants filed a reply in further support of their motion to dismiss on October 20, 2008. On May 22, 2013, the District Court converted the motion to dismiss into a motion for summary judgment and granted summary judgment in favor of Harman. The Russell Plaintiff filed a notice of appeal and oral arguments on the briefs submitted by the parties were heard on September 30, 2014. On December 12, 2014, the Court of Appeals affirmed the ruling of the District Court.

Item 1A. Risk Factors

There have been no material changes to the disclosure regarding the risk factors set forth in Item 1A to our 2014 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Exhibit Description

10.1	Employment offer letter dated August 21, 2012 between Harman International Industries, Incorporated and Sandra Ehret Rowland (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 4, 2014 and hereby incorporated by reference).*

10.2	Employment promotion offer letter dated October 30, 2014 between Harman International Industries, Incorporated and Sandra Ehret Rowland (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on November 4, 2014 and hereby incorporated by reference).*

31.1	Certification of Dinesh C. Paliwal pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Sandra E. Rowland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Dinesh C. Paliwal and Sandra E. Rowland, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase.**

101.LAB	XBRL Taxonomy Extension Label Linkbase.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

*	Management contract, compensatory plan or arrangement
**	Filed electronically herewith.

Attached as Exhibit 101 to this report are the following financial information formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2014 and June 30, 2014, (ii) Condensed Consolidated Statements of Income for the three and six months ended December 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2014 and 2013 and (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harman International Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harman International Industries, Incorporated

Date: January 29, 2015	By:	/S/ SANDRA E. ROWLAND
Sandra E. Rowland
Executive Vice President and Chief Financial Officer (Principal Financial Officer)