Form 10-Q
period 2015-03-31
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2015-04-30
CIK 800459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 27, 2015, 71,151,829 shares of common stock, par value $.01, were outstanding.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

Form 10-Q

March  31, 2015

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

You should carefully consider the risks described below and the other information in this report because they identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Our operating results may fluctuate significantly and may not meet our expectations or those of securities analysts or investors. The price of our stock would likely decline if this occurs. Factors that may cause fluctuations in our operating results include, but are not limited to, the following:

•	our ability to maintain profitability in our infotainment segment if there are delays in our product launches which may give rise to significant penalties and increased engineering expense;

•	the loss of one or more significant customers, or the loss of a significant platform with an automotive customer;

•	fluctuations in currency exchange rates, particularly with respect to the value of the U.S. Dollar and the Euro;

•	our ability to successfully implement our global footprint initiative, including achieving cost reductions and other benefits in connection with the restructuring of our manufacturing, engineering, procurement and administrative organizations;

•	fluctuations in the price and supply of raw materials including, without limitation, petroleum, copper, steel, aluminum, synthetic resins, rare metals and rare-earth minerals, or shortages of materials, parts and components;

•	the inability of our suppliers to deliver products at the scheduled rate and disruptions arising in connection therewith;

•	our ability to maintain a competitive technological advantage through innovation and leading product designs;

•	our ability to integrate successfully our recently completed and future acquisitions; and

•	our failure to maintain the value of our brands and implementing a sufficient brand protection program.

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

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	March 31, 2015	June 30, 2014
Assets
Current assets
Cash and cash equivalents	$592,359	$581,312
Receivables, net	952,672	894,579
Inventories	726,354	662,128
Other current assets	471,227	320,852

Total current assets	2,742,612	2,458,871
Property, plant and equipment, net	462,903	509,856
Intangible assets, net	259,953	182,030
Goodwill	710,599	540,952
Deferred tax assets, long-term, net	88,897	170,558
Other assets	452,901	263,323

Total assets	$4,717,865	$4,125,590

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$0	$35,625
Short-term debt	2,656	3,736
Accounts payable	809,829	697,553
Accrued liabilities	674,988	566,722
Accrued warranties	155,789	155,472
Income taxes payable	32,377	26,544

Total current liabilities	1,675,639	1,485,652
Borrowings under revolving credit facility	593,448	300,000
Long-term debt	25	219,407
Pension liability	165,341	186,352
Other non-current liabilities	118,707	141,158

Total liabilities	2,553,160	2,332,569

Commitments and contingencies	—	—
Preferred stock	0	0
Common stock	992	984
Additional paid-in capital	1,161,113	1,040,254
Accumulated other comprehensive income	54,812	39,799
Retained earnings	2,180,103	1,979,234
Less: Common stock held in treasury	(1,232,602)	(1,267,693)

Total Harman International Industries, Incorporated shareholders’ equity	2,164,418	1,792,578

Noncontrolling interest	287	443

Total equity	2,164,705	1,793,021

Total liabilities and equity	$4,717,865	$4,125,590

See accompanying Notes to the Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except earnings per share data)	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net sales	$1,464,193	$1,404,235	$4,476,664	$3,904,064
Cost of sales	1,046,063	1,039,462	3,150,736	2,838,192

Gross profit	418,130	364,773	1,325,928	1,065,872
Selling, general and administrative expenses	326,623	263,340	969,881	793,201

Operating income	91,507	101,433	356,047	272,671
Other expenses:
Interest expense, net	3,001	2,111	7,861	5,936
Foreign exchange (gains) losses, net	(3,406)	774	(4,366)	4,745
Miscellaneous, net	2,294	2,682	6,932	5,803

Income before income taxes	89,618	95,866	345,620	256,187
Income tax expense, net	19,346	22,369	76,250	64,515
Equity in loss of unconsolidated subsidiaries	23	112	23	206

Net income	70,249	73,385	269,347	191,466
Net loss attributable to noncontrolling interest	(46)	0	(156)	0

Net income attributable to Harman International Industries, Incorporated	$70,295	$73,385	$269,503	$191,466

Earnings per share:
Basic	$1.00	$1.06	$3.87	$2.77

Diluted	$0.99	$1.05	$3.83	$2.74

Weighted average shares outstanding:
Basic	69,946	68,939	69,557	69,067

Diluted	70,795	69,888	70,322	69,877

See accompanying Notes to the Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net income	$70,249	$73,385	$269,347	$191,466
Net loss attributable to noncontrolling interest	(46)	0	(156)	0

Net income attributable to Harman International Industries, Incorporated	$70,295	$73,385	$269,503	$191,466

Other comprehensive income (loss), net of taxes(1):
Foreign currency translation	$(82,855)	$3,694	$(210,530)	$45,875
Unrealized gains (losses) on hedging derivatives, net of taxes	100,583	(225)	218,749	(29,332)
Pension liability adjustment, net of taxes	3,436	548	6,704	877
Unrealized gains on available for sale securities	38	51	90	162

Other comprehensive income, net of taxes attributable to Harman International Industries, Incorporated	$21,202	$4,068	$15,013	$17,582

Comprehensive income, net of taxes	$91,451	$77,453	$284,360	$209,048
Comprehensive loss, net of taxes attributable to noncontrolling interest	(46)	0	(156)	0

Comprehensive income, net of taxes attributable to Harman International Industries, Incorporated	$91,497	$77,453	$284,516	$209,048

(1)	Refer to Note 15 – Other Comprehensive Income (Loss) for more information.

See accompanying Notes to the Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
(In thousands)	2015	2014
Cash flows from operating activities:
Net income	$269,347	$191,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114,809	97,302
Deferred income taxes	29,767	33,103
(Gain) loss on disposition of assets	(890)	243
Share-based compensation	27,707	22,380
Excess tax benefit from share-based compensation	(3,204)	(1,877)
Non-cash interest expense	2,242	1,635
Non-cash increase in contingent consideration	1,016	0
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables, net	(142,805)	(189,074)
Inventories	(139,094)	(97,582)
Other current assets	(42,251)	4,959
Pre-production and development costs	(8,395)	8,656
Increase (decrease) in:
Accounts payable	182,498	134,624
Accrued warranties	29,573	22,756
Accrued other liabilities	78,978	67,527
Income taxes payable	9,662	9,034
Net change in derivative assets and liabilities	(66,283)	20,922
Other operating activities	(37,302)	(534)

Net cash provided by operating activities	305,375	325,540
Cash flows from investing activities:
Maturities of short-term investments	0	10,008
Acquisitions, net of cash received	(118,021)	(21,900)
Proceeds from asset dispositions	4,548	0
Capital expenditures	(108,488)	(92,516)
Other items, net	549	(66)

Net cash used in investing activities	(221,412)	(104,474)
Cash flows from financing activities:
(Decrease) increase in short-term borrowings	(963)	10,656
Repayments of long-term debt	(255,000)	(22,500)
Repayments under revolving credit facility	(288,610)	0
Borrowings under new revolving credit facility	593,448	0
Cash dividends to shareholders	(68,631)	(61,770)
Repurchase of common stock	0	(84,448)
Exercise of stock options	23,066	47,752
Repurchases related to share-based compensation arrangements	(22,272)	(12,311)
Excess tax benefit from share-based compensation	3,204	1,877
Debt issuance costs	(3,019)	0
Payment of contingent consideration	(327)	0
Other items, net	4,632	1,171

Net cash used in financing activities	(14,472)	(119,573)
Effect of exchange rate changes on cash	(58,444)	11,122

Net increase in cash and cash equivalents	11,047	112,615
Cash and cash equivalents at beginning of period	581,312	454,258

Cash and cash equivalents at end of period	$592,359	$566,873

Supplemental disclosure of cash flow information:
Interest paid, net	$6,363	$5,014
Income taxes paid	$13,290	$19,611
Non-cash investing activities:
Accrued and contingent acquisition-related liabilities	$31,003	$958
Common stock issued in connection with the acquisition of Redbend	$124,253	$0

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

Our unaudited, condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (our “2014 Annual Report”) and do not include all information and footnote disclosures included in our audited financial statements. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly, in all material respects, the consolidated financial condition, results of operations and cash flows for the periods presented. Operating results for the three and nine months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2015 due to seasonal, economic and other factors. Where necessary, information for prior periods has been reclassified to conform to the consolidated financial statement presentation in the current fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in our 2014 Annual Report.

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

Recently Issued Accounting Standards

Imputation of Interest: In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which changes the presentation requirements for debt issuance costs and debt discount and premium. The new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the new guidance. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. We expect to adopt the provisions of this new guidance on July 1, 2016 on a retrospective basis. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

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

Revenue Recognition: In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The new guidance implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The new guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The original standard was effective for fiscal years beginning after December 15, 2016; however, in April 2015, the FASB proposed a one-year deferral of this standard, with a new effective date of December 15, 2017. We expect to adopt the provisions of this new guidance on July 1, 2017 or on July 1, 2018, depending on the final guidance. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of the new provisions will have on our financial condition and results of operations.

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

Note 3 – Allowance for Doubtful Accounts

We reserve an estimated amount for accounts receivable that may not be collected. Methodologies for estimating the allowance for doubtful accounts are based primarily on specific identification of uncollectible accounts. Historical collection rates and customer credit worthiness are considered in determining specific reserves. At March 31, 2015 and June 30, 2014, we had $9.8 million and $9.6 million, respectively, reserved for possible uncollectible accounts receivable.

Note 4 – Inventories

At March 31, 2015 and June 30, 2014, inventories consisted of the following:

	March 31, 2015	June 30, 2014
Finished goods	$302,010	$273,756
Work in process	94,324	93,586
Raw materials	330,020	294,786

Inventories	$726,354	$662,128

At March 31, 2015 and June 30, 2014, our inventory reserves were $84.2 million and $87.7 million, respectively.

Note 5 – Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following:

	Estimated Useful Lives (in Years)	March 31, 2015	June 30, 2014
Land		$9,568	$11,077
Buildings and improvements	1-50	247,459	296,401
Machinery and equipment	3-20	1,160,118	1,240,750
Furniture and fixtures	3-10	30,788	33,414

Property, plant and equipment, gross		1,447,933	1,581,642
Less accumulated depreciation and amortization		(985,030)	(1,071,786)

Property, plant and equipment, net		$462,903	$509,856

Depreciation expense for the three months ended March 31, 2015 and 2014 was $33.2 million and $30.0 million, respectively, and was $96.6 million and $87.9 million in the nine months ended March 31, 2015 and 2014, respectively.

Note 6 – Accrued Warranties

Details of our accrued warranties are as follows:

	Nine Months Ended March 31,
	2015	2014
Accrued warranties, June 30,	$155,472	$128,411
Warranty expense	67,157	58,375
Warranty payments (cash or in-kind)	(38,798)	(36,568)
Other(1)	(28,042)	7,755

Accrued warranties, March 31,	$155,789	$157,973

(1)	Other primarily represents foreign currency translation.

Note 7 – Earnings Per Share

We apply the two-class method when computing earnings per share, which requires that net income per share for each class of shares entitled to dividends be calculated assuming all of our net income is distributed as dividends to these shareholders based on their contractual rights.

The following table presents the calculation of basic and diluted earnings per share of common stock outstanding:

	Three Months Ended March 31,
	2015		2014
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted Earnings per Share:
Net income	$70,249	$70,249	$73,385	$73,385
Net loss attributable to noncontrolling interest	(46)	(46)	0	0

Net income attributable to Harman International Industries, Incorporated	$70,295	$70,295	$73,385	$73,385

Denominator for Basic and Diluted Earnings per Share:
Weighted average shares outstanding	69,946	69,946	68,939	68,939
Employee stock options	0	849	0	949

Total weighted average shares outstanding	69,946	70,795	68,939	69,888

Earnings per Share:
Earnings per share	$1.00	$0.99	$1.06	$1.05

	Nine Months Ended March 31,
	2015		2014
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted Earnings per Share:
Net income	$269,347	$269,347	$191,466	$191,466
Net loss attributable to noncontrolling interest	(156)	(156)	0	0

Net income attributable to Harman International Industries, Incorporated	$269,503	$269,503	$191,466	$191,466

Denominator for Basic and Diluted Earnings per Share:
Weighted average shares outstanding	69,557	69,557	69,067	69,067
Employee stock options	0	765	0	810

Total weighted average shares outstanding	69,557	70,322	69,067	69,877

Earnings per Share:
Earnings per share	$3.87	$3.83	$2.77	$2.74

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities, as defined under GAAP, and are included in the computation of earnings per share pursuant to the two-class method.

Certain options were outstanding and not included in the computation of diluted net earnings per share because the assumed exercise of these options would have been antidilutive. Options to purchase 3,892 and 296,317 shares of our common stock for the three months ended March 31, 2015 and 2014, respectively, were outstanding and were excluded from the computation of diluted earnings per share because they would have been antidilutive. No restricted stock units were outstanding for the three months ended March 31, 2015 and 2014 that were excluded from the computation of diluted earnings per share as none were deemed antidilutive. Options to purchase 203,582 and 756,044 shares of our common stock for the nine months ended March 31, 2015 and 2014, respectively, were outstanding and were excluded from the computation of diluted earnings per share because they would have been antidilutive. In addition, 27,589 and zero restricted stock units for the nine months ended March 31, 2015 and 2014, respectively, were outstanding and excluded from the computation of diluted earnings per share as they also would have been antidilutive.

Note 8 – Goodwill and Intangible Assets, Net

Goodwill

Goodwill was $710.6 million at March 31, 2015 compared with $541.0 million at June 30, 2014. The increase in goodwill in the nine months ended March 31, 2015 versus June 30, 2014 was primarily associated with the following: an increase of $168.3 million in connection with the acquisition of Red Bend Ltd. (“Redbend”), an increase of $18.9 million in connection with the acquisition of S1nn GmbH & Co. KG (“S1nn”), an increase of $9.5 million in connection with the acquisition of I.P.S.G. International Product Solution Group Pty Ltd and VFX Systems Pty Ltd (collectively “IPSG/VFX” or the “IPSG/VFX Acquisition”), an increase of $4.6 million in connection with the acquisition of certain assets of Verto Medical Solutions, LLC d/b/a yurbuds and its wholly-owned subsidiary (“yurbuds”) and a reduction of $1.1 million in connection with the acquisition of AMX LLC and AMX Holding Corporation (collectively “AMX”).

The changes in the carrying amount of goodwill by business segment for the nine months ended March 31, 2015 and 2014 were as follows:

	Infotainment	Lifestyle	Professional	Other	Total
Balance, June 30, 2014	$17,080	$137,950	$385,922	$0	$540,952
Acquisitions and adjustments(1)	9,245	14,280	8,422	168,306	200,253
Other adjustments(2)	(3,601)	(8,737)	(18,268)	0	(30,606)

Balance, March 31, 2015	$22,724	$143,493	$376,076	$168,306	$710,599

(1)	Refer to Note 23 – Acquisitions for more information.
(2)	The other adjustments to goodwill primarily consist of foreign currency translation adjustments.

We did not recognize any goodwill impairment charges in our Condensed Consolidated Statements of Income in the three and nine months ended March 31, 2015 and 2014.

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

Intangible Assets, Net

Intangible assets, net were $260.0 million and $182.0 million at March 31, 2015 and June 30, 2014, respectively, and were comprised of the following:

	Weighted Average Amortization	March 31, 2015			June 30, 2014
		Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	8 Years	$75,228	$(23,816)	$51,412	$67,277	$(17,770)	$49,507
Technology	6 Years	135,173	(14,756)	120,417	39,331	(8,196)	31,135
Patents	14 Years	5,136	(1,982)	3,154	11,418	(7,166)	4,252
Trade names(1)	5 Years	88,266	(12,403)	75,863	88,266	(7,489)	80,777
Non-compete agreement	4 Years	2,117	(1,400)	717	2,212	(2,016)	196
Software	4 Years	11,813	(4,582)	7,231	11,813	(431)	11,382
Other	5 Years	7,588	(6,429)	1,159	7,463	(2,682)	4,781

Total		$325,321	$(65,368)	$259,953	$227,780	$(45,750)	$182,030

(1)	Includes $55.7 million and $18.7 million of indefinite-lived intangible assets related to the acquisition of AMX and Martin Professional A/S, respectively.

Amortization expense related to intangible assets was $7.1 million and $3.1 million for the three months ended March 31, 2015 and 2014, respectively, and was $18.2 million and $9.4 million for the nine months ended March 31, 2015 and 2014, respectively.

At March 31, 2015, amortization expense is expected to approximate the following:

2015	$9,030
2016	33,665
2017	31,598
2018	28,732
2019	25,707
Thereafter	56,601

Total	$185,333

Note	9 – Debt

Short Term Borrowings

At March 31, 2015 and June 30, 2014, we had $2.7 million and $3.7 million of short-term borrowings outstanding, respectively. At March 31, 2015, we maintained lines of credit of $71.1 million, primarily in India, China, Brazil, Hungary, Israel and Denmark. At June 30, 2014, we maintained lines of credit of $64.6 million, primarily in India, China, Hungary, Brazil and Denmark.

We classify our debt based on the contractual maturity dates of the underlying debt instruments. We defer costs associated with debt issuance over the applicable term of the debt. These costs are amortized to Interest expense, net in our Condensed Consolidated Statements of Income.

2015 Credit Agreement

On March 26, 2015 we and our wholly-owned subsidiary Harman Holding GmbH & Co. KG (“Harman KG”), entered into a Multi-Currency Credit Agreement (the “2015 Credit Agreement”) with a group of banks. The 2015 Credit Agreement provides for a five-year unsecured multi-currency revolving credit facility in the amount of $1.2 billion (the “Aggregate Commitment”) with availability in currencies other than the United States Dollar of up to $750.0 million. Up to $50.0 million of the Aggregate Commitment is available for letters of credit. Subject to certain conditions set forth in the 2015 Credit Agreement, the Aggregate Commitment may be increased by up to $500.0 million. We may select interest rates for borrowings under the 2015 Credit Agreement equal to (i) LIBO rate plus an applicable margin, (ii) EURIBO rate plus an applicable margin, or (iii) a base rate plus an applicable margin, which in each case is based on ratings which are established by S&P and Moody’s. We pay a facility fee on the Aggregate Commitment, whether drawn or undrawn, which is also determined based on our ratings which are established by S&P and Moody’s. Any proceeds from borrowings under the 2015 Credit Agreement may be used for general corporate purposes.

The 2015 Credit Agreement includes certain financial condition covenants, including covenants that do not permit us to allow (i) our ratio of consolidated EBITDA to consolidated cash interest expense to be less than 3.5:1.0 or (ii) our ratio of consolidated total debt to consolidated EBITDA to exceed 3.5:1.0, or following certain acquisitions, 4.0:1.0, each calculated as of the end of the applicable fiscal quarter on a rolling four-quarter basis. The terms “consolidated EBITDA,” “consolidated cash interest expense,” and “consolidated total debt” are defined in the 2015 Credit Agreement.

The 2015 Credit Agreement also contains certain negative covenants that limit, among other things, the ability of certain of our subsidiaries to incur debt and our ability and the ability of our subsidiaries to incur liens, make fundamental changes (including selling all or substantially all of our assets), undertake transactions with affiliates and undertake sale and leaseback transactions. The 2015 Credit Agreement is subject to acceleration upon certain specified events of default, including failure to make timely payments, breaches of representations or covenants, or a “change of control”, as such term is defined in the 2015 Credit Agreement.

Upon the signing of the 2015 Credit Agreement, we voluntarily terminated the Multi-Currency Credit Agreement, dated as of October 10, 2012 (the “Old Credit Agreement”) with a group of banks. No early termination penalties were incurred by us as a result of the termination of the Old Credit Agreement. All of the approximately $4.0 million of letters of credit that were previously outstanding under the Old Credit Agreement were deemed to be issued and outstanding under the 2015 Credit Agreement.

At March 31, 2015, there was approximately $593.4 million of outstanding borrowings, which are included in our Condensed Consolidated Balance Sheet as Borrowings under revolving credit facility and $4.1 million of outstanding letters of credit under the 2015 Credit Agreement. At March 31, 2015, unused available credit under the 2015 Credit Agreement was $602.5 million. In connection with the 2015 Credit Agreement, we incurred $3.0 million of fees and other expenses, which are included within Other assets in our Condensed Consolidated Balance Sheet at March 31, 2015. These costs are amortized over the term of the 2015 Credit Agreement to Interest expense, net in our Condensed Consolidated Statement of Income on a straight-line basis. In addition, during the three and nine months ended March 31, 2015, we wrote off $0.6 million of debt issuance costs to Interest expense, net, associated with the Old Credit Agreement, which represented the portion of these costs that were attributed to the Old Credit Agreement.

At June 30, 2014, there was $300.0 million of outstanding borrowings and approximately $4.6 million of outstanding letters of credit under the revolving credit facility of the Old Credit Agreement and $255.0 million of outstanding borrowings under the five-year unsecured United States Dollar term loan facility (the “Term Facility”) of the Old Credit Agreement, of which $35.6 million is included in our Condensed Consolidated Balance Sheet as Current portion of long-term debt and $219.4 million is classified as Long-term debt. At June 30, 2014, unused available credit under the Old Credit Agreement was $445.4 million.

Long-Term Debt and Current Portion of Long-Term-Debt

At March 31, 2015 and June 30, 2014, long-term debt and current portion of long-term debt consisted of the following:

	Fair Value at March 31, 2015	Book Value at March 31, 2015	Fair Value at June 30, 2014	Book Value at June 30, 2014
Borrowings under revolving credit facility (1)	$593,448	$593,448	$300,000	$300,000
Term facility	0	0	255,000	255,000
Other obligations	25	25	32	32

Total debt	593,473	593,473	555,032	555,032
Less: current portion of long-term debt	0)	0	(35,625)	(35,625)

Total long-term debt	$593,473	$593,473	$519,407	$519,407

(1)	At March 31, 2015, the borrowings were outstanding under the 2015 Credit Agreement. At June 30, 2014, the borrowings were outstanding under the Old Credit Agreement.

At March 31, 2015, long-term debt maturing in each of the next five fiscal years and thereafter is as follows:

2015	$0
2016	0
2017	0
2018	0
2019	0
Thereafter	593,473

Total	$593,473

If we do not meet the forecast in our budgets, we could violate our debt covenants and, absent a waiver from our lenders or an amendment to the 2015 Credit Agreement, we could be in default under the 2015 Credit Agreement. As a result, our debt under the 2015 Credit Agreement could become due, which would have a material adverse effect on our financial condition and results of operations. As of March 31, 2015, we were in compliance with all the financial covenants of the 2015 Credit Agreement.

Interest expense is reported net of interest income in our Condensed Consolidated Statements of Income. Interest expense, net was $3.0 million and $2.1 million for the three months ended March 31, 2015 and 2014, respectively. Gross interest expense was $3.5 million and $2.5 million for the three months ended March 31, 2015 and 2014, respectively. The non-cash portion of gross interest expense for the three months ended March 31, 2015 was $1.2 million, associated with the amortization of debt issuance costs on the 2015 Credit Agreement and the Old Credit Agreement and for the three months ended March 31, 2014 was $0.5 million, associated with the amortization of debt issuance costs on the Old Credit Agreement. The cash portion of gross interest expense for the three months ended March 31, 2015 was $2.3 million, associated with interest on the 2015 Credit Agreement, the Old Credit Agreement and our short-term borrowings and for the three months ended March 31, 2014 was $2.0 million for interest on the Old Credit Agreement and our short-term borrowings. Interest income was $0.5 million and $0.4 million for the three months ended March 31, 2015 and 2014, respectively, associated with interest earned on our cash and cash equivalents.

Interest expense, net was $7.9 million and $5.9 million for the nine months ended March 31, 2015 and 2014, respectively. Gross interest expense was $9.3 million and $7.4 million for the nine months ended March 31, 2015 and 2014, respectively. The non-cash portion of gross interest expense for the nine months ended March 31, 2015 was $2.2 million, associated with the amortization of debt issuance costs on the 2015 Credit Agreement and the Old Credit Agreement and for the nine months ended March 31, 2014 was $1.6 million, associated with the amortization of debt issuance costs on the Old Credit Agreement. The cash portion of gross interest expense for the nine months ended March 31, 2015 was $7.1 million, associated with interest on the 2015 Credit Agreement, the Old Credit Agreement and our short-term borrowings and for the nine months ended March 31, 2014 was $5.8 million for interest on the Old Credit Agreement and our short-term borrowings. Interest income was $1.4 million and $1.5 million for the three months ended March 31, 2015 and 2014, respectively, associated with interest earned on our cash and cash equivalents.

Note 10 – Income Taxes

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income. Income tax expense for the three months ended March 31, 2015 and 2014 was $19.3 million and $22.4 million, respectively. The effective tax rate for the three months ended March 31, 2015 and 2014 was 21.6 percent and 23.3 percent, respectively. The decrease in the effective tax rate for the three months ended March 31, 2015 compared to the same period in the prior year was primarily due to foreign exchange losses and the mix of income in certain key foreign jurisdictions, partially offset by discrete charges recognized in the three months ended March 31, 2015.

Income tax expense for the nine months ended March 31, 2015 and 2014 was $76.3 million and $64.5 million, respectively. The effective tax rate for the nine months ended March 31, 2015 and 2014 was 22.1 percent and 25.2 percent, respectively. The decrease in the effective tax rate for the nine months ended March 31, 2015 compared to the same period in the prior year was primarily due to the retroactive reinstatement of the U.S. research and experimentation credit, foreign exchange losses and the mix of income in certain key foreign jurisdictions, partially offset by discrete charges recognized in the nine months ended March 31, 2015.

As of March 31, 2015 unrecognized tax benefits and the related interest were $45.1 million and $2.5 million, respectively, all of which would affect the tax rate if recognized. During the three months ended March 31, 2015, the change in tax reserves on uncertain tax positions was an increase of $2.1 million and the related interest was an increase of $0.2 million. During the nine months ended March 31, 2015, the change in tax reserves on uncertain tax positions was an increase of $0.9 million and the related interest was an increase of $0.1 million.

We are under examination in various taxing jurisdictions and have received some proposed changes by the German revenue authorities and Internal Revenue Service. Although the final resolution of the proposed adjustments is uncertain, we believe that the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations and cash flows. While we expect the amount of unrecognized tax benefits to change, we are unable to quantify the change at this time.

Note 11 – Shareholders’ Equity

Preferred Stock

As of March 31, 2015 and June 30, 2014, we had no shares of preferred stock outstanding. We are authorized to issue 5 million shares of preferred stock, $0.01 par value.

Common Stock

We have 200 million authorized shares of common stock, $0.01 par value. At March 31, 2015 and June 30, 2014, we had 99,202,778 and 98,408,042 shares issued; 29,480,498 and 30,319,785 shares in treasury stock and 69,722,280 and 68,088,257 shares outstanding (net of treasury stock), respectively.

Share Buy-Back Program

On October 28, 2014, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock over the next three years (the “2014 Buyback Program”). The 2014 Buyback Program allows us to purchase shares of our common stock in accordance with applicable securities laws on the open market or through privately negotiated transactions during the authorized three year period. The 2014 Buyback Program may be suspended or discontinued at any time. We will determine the timing and the amount of any repurchases based on an evaluation of market conditions, share price, other growth opportunities and other factors. There were no share repurchases during the three and nine months ended March 31, 2015.

Issuance of Treasury Shares

During the nine months ended March 31, 2015, we issued 839,287 shares of common stock from treasury stock to shareholders of Redbend, in connection with our acquisition of Redbend on February 26, 2015, at a price per share of $41.81 and an aggregate value of approximately $35.1 million. The price per share was calculated using the average cost of the amount in treasury stock. Refer to Note 23 – Acquisitions for more information.

Changes in Equity:

The following is a summary of the changes in Accumulated Other Comprehensive Income (“AOCI”) and changes in equity for the nine months ended March 31, 2015 and 2014:

($ in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	AOCI	Retained Earnings	Treasury Stock	Total Harman International Industries, Incorporated Shareholders’ Equity	Non Controlling Interest	Total Equity
Balance, June 30, 2014	$0	$984	$1,040,254	$39,799	$1,979,234	$(1,267,693)	$1,792,578	$443	$1,793,021
Net income	0	0	0	0	269,503	0	269,503	(156)	269,347
Other comprehensive income, net of tax				15,013			15,013	0	15,013
Exercise of stock options	0	8	23,058	0	0	0	23,066	0	23,066
Repurchases related to share-based compensation arrangements	0	0	(22,272)	0	0	0	(22,272)	0	(22,272)
Share-based compensation, net	0	0	27,707	0	0	0	27,707	0	27,707
Excess tax benefit from share-based compensation	0	0	3,204	0	0	0	3,204	0	3,204
Acquisition of Redbend (1)	0	0	89,162	0	0	35,091	124,253	0	124,253
Dividends ($0.99 per share)	0	0	0	0	(68,634)	0	(68,634)	0	(68,634)

Balance, March 31, 2015	$0	$992	$1,161,113	$54,812	$2,180,103	$(1,232,602)	$2,164,418	$287	$2,164,705

(1)	Refer to Note 23 – Acquisitions for more information.

($ in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	AOCI	Retained Earnings	Treasury Stock	Total Harman International Industries, Incorporated Shareholders’ Equity	Non Controlling Interest	Total Equity
Balance, June 30, 2013	$0	$970	$971,748	$21,800	$1,827,267	$(1,176,914)	$1,644,871	$0	$1,644,871
Net income	0	0	0	0	191,466	0	191,466	0	191,466
Other comprehensive income, net of tax				17,582			17,582		17,582
Treasury stock repurchases	0	0	0	0	0	(84,448)	(84,448)	0	(84,448)
Exercise of stock options	0	13	47,739	0	0	0	47,752	0	47,752
Repurchases related to share-based compensation arrangements	0	0	(12,311)	0	0	0	(12,311)	0	(12,311)
Share-based compensation, net	0	0	22,380	0	0	0	22,380	0	22,380
Excess tax benefit from share-based compensation	0	0	1,877	0	0	0	1,877	0	1,877
Dividends ($0.90 per share)	0	0	0	0	(61,994)	0	(61,994)	0	(61,994)

Balance, March 31, 2014	$0	$983	$1,031,433	$39,382	$1,956,739	$(1,261,362)	$1,767,175	$0	$1,767,175

Note 12 – Share-Based Compensation

On December 7, 2011 (the “Effective Date”), our shareholders approved the 2012 Stock Option and Incentive Plan (the “2012 Plan”), which is effective through December 7, 2021. As of the Effective Date, no further grants may be granted under our former plan, the Amended and Restated 2002 Stock Option and Incentive Plan, as amended (the “2002 Plan” and together with the 2012 Plan, the “Plans”). On December 4, 2013, we amended the 2012 Plan to (i) increase the number of shares available under the 2012 Plan for the grant of future awards by 2,869,821 shares to an aggregate amount not to exceed 7,269,821 shares of our common stock and (ii) modified certain share counting provisions related to the definition of a full-value grant from 1.71 to 1.5 (“Full-Value Grant”). The 2012 Plan provides for two types of awards: (i) a Full-Value Grant under which one award shall reduce the shares available for grant under the 2012 Plan by 1.71 shares if granted prior to December 4, 2013 or 1.5 shares if granted on or after December 4, 2013, and (ii) an option or stock appreciation right grant, under which one award shall reduce the shares available for grant under the 2012 Plan by one share. During the nine months ended March 31, 2015, 6,459 options to purchase shares of our common stock, 514,917 stock-settled restricted stock units, 856 cash-settled restricted stock units and 1,486 cash-settled stock appreciation rights were granted under the 2012 Plan. As of March 31, 2015, there were 3,864,509 shares available for grant under the 2012 Plan.

Share-based compensation expense, net was $8.9 million and $7.1 million for the three months ended March 31, 2015 and 2014, respectively, and was $27.7 million and $22.4 million for the nine months ended March 31, 2015 and 2014, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for share-based compensation arrangements was $2.4 million and $1.5 million for the three months ended March 31, 2015 and 2014, respectively, and was $7.6 million and $5.3 million for the nine months ended March 31, 2015 and 2014, respectively.

Fair Value Determination

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions noted in the following table.

	Nine Months Ended March 31,
	2015	2014
Expected volatility	31.6% -39.3%	32.7% -55.4%
Weighted-average volatility	35.9%	45.9%
Expected annual dividend	$1.32	$1.20
Expected term (in years)	2.12 -4.46	2.06 - 4.66
Risk-free rate	0.4% - 1.4%	0.3% - 1.8%

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

Stock Option Activity

A summary of option activity under the Plans as of March 31, 2015 and changes during the nine months ended March 31, 2015 is presented below:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2014	1,419,598	$65.90	6.70	$62,204
Granted	6,459	120.31
Exercised	(414,623)	57.08
Forfeited or expired	(81,641)	75.44

Outstanding at March 31, 2015	929,793	$69.38	5.82	$59,752

Exercisable at March 31, 2015	538,689	$75.64	4.19	$31,238

The weighted-average grant-date fair value of options granted for the three months ended March 31, 2015 and 2014 was $35.36 and $26.27, respectively, and for the nine months ended March 31, 2015 and 2014 was $29.76 and $20.76, respectively. The total intrinsic value of options exercised for each of the three month periods ended March 31, 2015 and 2014 was $12.3 million and for the nine months ended March 31, 2015 and 2014 was $25.5 million and $30.5 million, respectively.

Modification of Certain Stock Option Awards

Prior to fiscal year 2011, certain of the award agreements under the 2002 Plan stated that vested options not exercised were forfeited upon termination of employment for any reason other than death or disability. However, such award agreements provided that the Compensation and Option Committee of our Board of Directors (the “Compensation and Option Committee”) could extend the time period to exercise vested options 90 days beyond the employment termination date for certain employees. During the three and nine months ended March 31, 2015 and 2014, the Compensation and Option Committee used this authority. This action represented a modification of the terms or conditions of an equity award and therefore was accounted for as an exchange of the original award for a new award. Incremental share-based compensation cost for the excess of the fair value of the new award over the fair value of the original award was immaterial.

Restricted Stock Units

In the nine months ended March 31, 2015, we granted 103,896 restricted stock units with earnings per share (“EPS”) performance conditions, and 103,896 restricted stock units with market conditions under the 2012 Plan. Additionally, both the restricted stock units with EPS performance conditions and the restricted stock units with market conditions, secondarily vest based on the achievement of a return on invested capital (“ROIC”) performance condition, specifically, the achievement of a certain average ROIC level over fiscal years 2015 through 2017. The restricted stock units with EPS performance conditions cliff vest three years from the date of grant based on the achievement of certain cumulative EPS levels from fiscal years 2015 through 2017. The restricted stock units with market conditions cliff vest three years from the date of grant based on a comparison of our total shareholder return (“TSR”) to the TSR of a selected peer group of publicly listed multinational companies. The grant date fair value of the restricted stock units with market conditions of $7.8 million was calculated using a Monte Carlo simulation model. Compensation expense is recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the applicable targets will be met for the performance conditions, which is reassessed each reporting period.

In the nine months ended March 31, 2014, we granted 130,616 restricted stock units with EPS performance conditions, and 130,641 restricted stock units with market conditions under the 2012 Plan. Additionally, both the restricted stock units with EPS performance conditions and the restricted stock units with market conditions, secondarily vest based on the achievement of a ROIC performance condition, specifically, the achievement of a certain average ROIC level over fiscal years 2014 through 2016. The restricted stock units with EPS performance conditions cliff vest three years from the date of grant based on the achievement of certain cumulative EPS levels from fiscal years 2014 through 2016. The restricted stock units with market conditions cliff vest three years from the date of grant based on a comparison of our TSR to the TSR of a selected peer group of publicly listed multinational companies. The grant date fair value of the restricted stock units with market conditions of $6.0 million was calculated using a Monte Carlo simulation model. Compensation expense is recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the applicable targets will be met for the performance conditions, which is reassessed each reporting period.

In the nine months ended March 31, 2015 and 2014, we also granted 217,654 and 176,621 time-vested restricted stock units, respectively, without performance or market conditions, that cliff-vest three years from the date of grant, 2,868 and 10,752 time-vested restricted stock units, respectively, without performance or market conditions that vest ratably over the three-year vesting period, and 10,040 and 0 time-vested restricted stock units, respectively, without performance or market conditions, that cliff-vest one year from the date of grant, under the 2012 Plan.

In connection with our acquisition of Redbend, certain Redbend stock options were cancelled and exchanged for 76,563 time-vested restricted stock units under the 2012 Plan. Of this amount, 58,137 restricted stock units vested immediately upon grant at the closing of the acquisition. The remaining 18,426 of time-vested restricted stock units vest in accordance with the original vesting schedule as set forth in the Redbend stock option agreement under which they were granted. These time-vested RSUs vest either: (i) every three months over a four-year period or (ii) 25 percent in the first year and every three months thereafter, for the remaining three-year term of the award. Refer to Note 23 – Acquisitions for more information.

In the nine months ended March 31, 2015 and 2014, we granted 856 and 613 cash-settled restricted stock units, respectively, under the 2012 Plan. These restricted stock units are accounted for as liability awards and are recorded at the fair value at the end of the reporting period in accordance with their vesting schedules. During the nine months ended March 31, 2015 and 2014, 1,150 and 0 of these restricted stock units were settled, respectively. At March 31, 2015, 2,338 cash-settled restricted stock units were outstanding.

A summary of equity classified restricted stock unit activity as of March 31, 2015 and changes during the nine months ended March 31, 2015 is presented below:

Restricted Stock Units
Nonvested at June 30, 2014	1,543,925
Granted(1)	514,917
Vested(2)	(575,512)
Forfeited	(101,560)

Nonvested at March 31, 2015	1,381,770

(1)	Includes 76,563 of restricted stock units that were granted in connection with the acquisition of Redbend. Refer to Note 23 – Acquisitions for more information.
(2)	Includes 58,137 of fully-vested restricted stock units that were granted and vested immediately in connection with the acquisition of Redbend. Refer to Note 23 – Acquisitions for more information.

At March 31, 2015, the aggregate intrinsic value of equity-classified restricted stock units was $184.6 million and there was $61.4 million of total unrecognized compensation cost related to equity classified restricted stock unit compensation arrangements. The weighted average recognition period was 1.4 years.

Stock Appreciation Rights

A summary of cash-settled stock appreciation rights as of March 31, 2015 and changes during the nine months ended March 31, 2015 is presented below:

Stock Appreciation Rights
Non-vested at June 30, 2014	12,031
Granted	1,486
Vested	(6,723)
Forfeited	0

Non-vested at March 31, 2015	6,794

Exercisable	2,408

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

At March 31, 2015 and June 30, 2014, we had outstanding foreign exchange contracts, primarily forward contracts, which are summarized below:

	March 31, 2015		June 30, 2014
	Gross Notional Value	Fair Value Asset/ (Liability)(1)	Gross Notional Value	Fair Value Asset/ (Liability)(1)
Currency Hedged (Buy/Sell):
U.S. Dollar/Euro	$1,646,435	$280,151	$1,558,950	$(21,418)
Euro/U.S. Dollar	161,219	(22,773)	214,781	1,077
Swiss Franc/Euro	30,845	4,157	0	0
U.S. Dollar/Indian Rupee	0	0	35,000	(583)
Japanese Yen/Euro	6,200	360	0	0
British Pound/U.S. Dollar	4,446	(418)	0	0
Chinese Yuan/U.S. Dollar	4,790	14	0	0
Chinese Yuan/Euro	3,667	714	0	0
Hungarian Forint/Euro	2,810	143	0	0
Euro/Russian Rubles	5,669	(540)	8,828	(141)
U.S. Dollar/Brazilian Real	13,163	1,323	5,052	(95)
U.S. Dollar/Russian Rubles	821	143	0	0
Euro/Brazilian Real	0	0	8,490	(123)

Total	$1,880,065	$263,274	$1,831,101	$(21,283)

(1)	Represents the net receivable/(payable) included in our Condensed Consolidated Balance Sheets within Other current assets, Other assets, Accrued liabilities and Other non-current liabilities, as applicable.

Cash Flow Hedges

We designate a portion of our foreign exchange contracts as cash flow hedges of foreign currency denominated purchases. As of March 31, 2015 and June 30, 2014, we had $1,526.9 million and $1,467.7 million of forward contracts maturing through June 2018. These contracts are recorded at fair value in the accompanying Condensed Consolidated Balance Sheets. During the fiscal year ended June 30, 2014, we changed our election to now include forward points in our effectiveness assessment. Prior to this change, the changes in fair value for these contracts were calculated on a spot to spot rate basis. Effective September 30, 2013, the changes in fair value for these contracts are calculated on a forward to forward rate basis. These changes in fair value are reported in AOCI and are reclassified to either Cost of sales or Selling, general and administrative expenses (“SG&A”), depending on the nature of the underlying asset or liability that is being hedged, in our Condensed Consolidated Statements of Income, in the period or periods during which the underlying transaction occurs.

Changes in the fair value of the derivatives are highly effective in offsetting changes in the cash flows of the hedged items because the amounts and the maturities of the derivatives approximate those of the forecasted exposures. Any ineffective portion of the derivative is recognized in the current period in our Condensed Consolidated Statements of Income, in the same line item in which the foreign currency gain or loss on the underlying hedged transaction was recorded. We recognized $0.2 million and $0.7 million of ineffectiveness in our Condensed Consolidated Statement of Income in the three months ended March 31, 2015 and 2014, respectively, and $2.2 million and $1.9 million in the nine months ended March 31, 2015 and 2014, respectively. Prior to September 30, 2013, all components of each derivative’s gain or loss, with the exception of forward points (see below), were included in the assessment of hedge ineffectiveness. Effective September 30, 2013, we changed our election and now include forward points in our effectiveness assessment. At March 31, 2015 and June 30, 2014, the fair values of these contracts were a net asset of $259.6 million and a net liability of $19.9 million, respectively. The amount associated with these hedges that is expected to be reclassified from AOCI to earnings within the next 12 months is a gain of $108.4 million.

For the three months ended March 31, 2015 and 2014, we recognized zero and $0.6 million, respectively, of net gains related to the change in forward points. For the nine months ended March 31, 2015 and 2014, we recognized zero and $0.6 million, respectively, of net gains related to the change in forward points.

Economic Hedges

When hedge accounting is not applied to derivative contracts, or after former cash flow hedges have been de-designated as balance sheet hedges, we recognize the gain or loss on the associated contracts directly in current period earnings in our Condensed Consolidated Statements of Income as either Foreign exchange (gains) losses, net or Cost of sales according to the underlying exposure. As of March 31, 2015 and June 30, 2014, we had $353.2 million and $363.4 million, respectively, of forward contracts maturing through October 2017 and December 2014, respectively, in various currencies to hedge foreign currency denominated intercompany loans and other foreign currency denominated assets. At March 31, 2015 and June 30, 2014, the fair values of these contracts were net assets of $3.7 million and net liabilities of $1.4 million, respectively. Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans and other foreign denominated assets in Foreign exchange (gains) losses, net in our Condensed Consolidated Statements of Income.

Interest Rate Risk Management

We had one interest rate swap contract which matured on September 30, 2013 with a notional amount of $19.7 million in order to manage our interest rate exposure and effectively convert interest on an operating lease from a variable rate to a fixed rate. The objective of the swap was to offset changes in rent expenses caused by interest rate fluctuations. The interest rate swap contract was designated as a cash flow hedge. At the end of each reporting period, the discounted fair value of the swap contract was calculated and recorded in AOCI and reclassified to rent expense within SG&A in our Condensed Consolidated Statements of Income, in the then applicable period when rent was paid. If the hedge was determined to be ineffective, the ineffective portion would have been reclassified from AOCI and recorded as rent expense within SG&A. For the three and nine months ended March 31, 2014, we recognized an immaterial amount of ineffectiveness in our Condensed Consolidated Statements of Income. All components of the derivative were included in the assessment of the hedges’ effectiveness.

Fair Value of Derivatives

The following tables provide a summary of the fair value amounts of our derivative instruments as of March 31, 2015 and June 30, 2014:

	Balance Sheet Location	Fair Value
		March 31, 2015	June 30, 2014
Derivatives Designated as Cash Flow Hedges, Gross:
Other assets:
Foreign exchange contracts	Other current assets	$91,824	$1,141
Foreign exchange contracts	Other assets	167,790	0

Total assets		259,614	1,141
Other liabilities:
Foreign exchange contracts	Accrued liabilities	1	5,532
Foreign exchange contracts	Other non-current liabilities	0	15,465

Total liabilities		1	20,997
Net asset/(liability) for derivatives designated as hedging instruments		259,613	(19,856)

Derivatives Designated as Economic Hedges, Gross:
Other assets:
Foreign exchange contracts	Other current assets	27,249	1,094
Foreign exchange contracts	Other assets	214	0

Total assets		27,463	1,094
Other liabilities:
Foreign exchange contracts	Accrued liabilities	19,281	2,521
Foreign exchange contracts	Other non-current liabilities	4,521	0

Total liabilities		23,802	2,521

Net asset (liability) for economic hedges:		3,661	(1,427)

Total net derivative asset/(liability)		$263,274	$(21,283)

Derivative Activity:

The following tables show derivative activity for derivatives designated as cash flow hedges for the three months ended March 31, 2015 and 2014:

Derivative	Location of Derivative Gain/(Loss) Recognized in Income	Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion)		Gain/(Loss) from Amounts Excluded from Effectiveness Testing
		Three Months Ended March 31,
		2015	2014	2015	2014	2015	2014
Foreign exchange contracts	Cost of sales	$15,392	$(3,425)	$174	$(749)	$0	$0
Foreign exchange contracts	SG&A	(3)	(62)	0	0	0	0
Foreign exchange contracts	Foreign exchange (gains) losses, net	0	0	0	0	(9)	12

Total cash flow hedges		$15,389	$(3,487)	$174	$(749)	$(9)	$12

Derivative	Gain/(Loss) Recognized in AOCI (Effective Portion)
	Three Months Ended March 31,
	2015	2014
Foreign exchange contracts	$148,115	$(3,664)

The following tables show derivative activity for derivatives designated as cash flow hedges for the nine months ended March 31, 2015 and 2014:

Derivative	Location of Derivative Gain/(Loss) Recognized in Income	Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion)		Gain/(Loss) from Amounts Excluded from Effectiveness Testing
		Nine Months Ended March 31,
		2015	2014	2015	2014	2015	2014
Foreign exchange contracts	Cost of sales	$21,942	$(3,971)	$2,197	$(1,878)	$0	$0
Foreign exchange contracts	SG&A	215	(62)	0	0	0	0
Foreign exchange contracts	Foreign exchange (gains) losses, net	0	0	0	0	(18)	590
Interest rate swap	SG&A	0	(192)	0	(1)	0	0

Total cash flow hedges		$22,157	$(4,225)	$2,197	$(1,879)	$(18)	$590

Derivative	Gain/(Loss) Recognized in AOCI (Effective Portion)
	Nine Months Ended March 31,
	2015	2014
Foreign exchange contracts	$311,226	$(43,381)
Interest rate swap	0	35

Total cash flow hedges	$311,226	$(43,346)

The following table summarizes gains and losses from our derivative instruments that are not designated as hedging instruments for the three and nine months ended March 31, 2015 and 2014:

	Location of Derivative Gain/(Loss)	Three Months Ended March 31,		Nine Months Ended March 31,
Derivative		2015	2014	2015	2014
Foreign exchange contracts – forwards	Cost of sales	$13,473	$(985)	$25,606	$(6,421)
Foreign exchange contracts – forwards	Foreign exchange (gains) losses, net	(17,450)	(147)	(39,822)	13,226

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

The following table provides the fair value hierarchy for assets and liabilities measured on a recurring basis.

	Fair Value at March 31, 2015			Fair Value at June 30, 2014
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets/(Liabilities)
Available-for-sale securities	$54,649	$0	$0	$2,472	$0	$0
Foreign exchange contracts	0	263,274	0	0	(21,283)	0
Pension assets	3,407	0	0	6,641	0	0
Contingent consideration	0	0	(38,002)	0	0	(7,328)

Net asset/(liability)	$58,056	$263,274	$(38,002)	$9,113	$(21,283)	$(7,328)

	Total (Gains) Losses for the Three Months Ended March 31,		Total (Gains) Losses for the Nine Months Ended March 31,
Description of Liability	2015	2014	2015	2014
Contingent Consideration	$0	$(13)	$866	$(29)

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

Contingent Consideration: A portion of our contingent consideration is associated with a $30.0 million earn-out related to the acquisition of Redbend. We determined the fair value of the contingent consideration based on our expectations of the achievement of Redbend’s cumulative bookings target for awarded business from January 1, 2015 through December 31, 2016. At March 31, 2015, our preliminary value of the contingent consideration liability related to Redbend is $22.4 million.

A portion of our contingent consideration is associated with an earn-out related to our acquisition of substantially all of the assets of yurbuds. We use a discounted cash flow approach (a form of the income approach) in determining the fair value of the contingent consideration. The principal inputs to the approach include our expectations of yurbuds’ gross profit, through June 30, 2017 and a discount rate that begins with our weighted average cost of capital and adjusts for the risks associated with the underlying yurbuds gross profit outcome, the functional form of the payout and our credit risk associated with making the payment. During the three and nine months ended March 31, 2015, we reassessed our expectations of yurbuds’ gross profit outcome and confirmed our estimate of the $6.2 million contingent consideration liability.

A portion of our contingent consideration is associated with an earn-out related to the IPSG/VFX Acquisition. We determined the fair value of the contingent consideration based on our expectations of IPSG/VFX gross profit related to the sale of certain specified products through June 30, 2017. During the three and nine months ended March 31, 2015, we reassessed our expectations of IPSG/VFS’s gross profit outcome and confirmed our estimate of the $7.7 million contingent consideration liability.

A portion of our contingent consideration is associated with an earn-out related to our acquisition of Duran Audio B/V (“Duran”). We use a probability-weighted discounted cash flow approach (a form of the income approach) in determining the fair value of the contingent consideration. The principal inputs to the approach include our expectations of Duran’s gross profit related to the sale of certain specified products through June 30, 2020 and a discount rate that begins with our weighted average cost of capital and adjusts for the risks associated with the underlying Duran gross profit outcome, the functional form of the payout and our credit risk associated with making the payment. We did not make any revisions to our estimate of the contingent consideration liability during the three months ended March 31, 2015. During the nine months ended March 31, 2015, we reassessed our expectations of Duran’s gross profit outcome and revised our estimate of the contingent consideration liability to increase it to $1.9 million from the previously recorded balance of $0.9 million. This increase of $1.0 million was recorded within SG&A in our Condensed Consolidated Statement of Income for the nine months ended March 31, 2015.

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

Description of Assets	March 31, 2015	June 30, 2014
Equity method investments	$2,805	$3,578
Goodwill	710,599	540,952
Long-lived assets	722,856	691,887

Total	$1,436,260	$1,236,417

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

Note 15 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of the following:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014		Nine Months Ended March 31, 2015		Nine Months Ended March 31, 2014
	Pre-Tax	Net of Tax	Pre-Tax	Net of Tax	Pre-Tax	Net of Tax	Pre-Tax	Net of Tax
Foreign currency translation (losses) gains	$(82,855)	$(82,855)	$3,694	$3,694	$(210,530)	$(210,530)	$45,875	$45,875

Changes in hedging derivatives:
Reclassifications from AOCI into income (effective portion)(1)	(15,392)	(11,653)	3,425	2,567	(21,942)	(16,604)	3,971	2,974
Reclassifications from AOCI into income (effective portion)(2)	3	2	62	47	(215)	(163)	254	190
Gains (Losses) recognized in AOCI (effective portion)	148,115	112,229	(3,664)	(2,841)	311,226	235,511	(43,346)	(32,475)
Other gains (losses)	(83)	5	3	2	6	5.	(30)	(21)

Unrealized gains (losses) on hedging derivatives	132,643	100,583	(174)	(225)	289,075	218,749	(39,151)	(29,332)
Pension liability adjustment:
Amortization of prior service cost(3)	243	182	251	182	730	524	751	425
Amortization of net loss(3)	918	692	764	553	2,847	2,045	2,278	1,289
Expected return on plan assets(3)	(60)	(46)	(66)	(48)	(189)	(136)	(192)	(109)
Other gains (losses)(4)	3,571	2,608	(76)	(139)	5,943	4,271	(1,287)	(728)

Pension liability adjustment	4,672	3,436	873	548	9,331	6,704	1,550	877
Unrealized gains on available-for-sale securities	68	38	81	51	149	90	256	162

Other comprehensive income	54,528	21,202	4,474	4,068	88,025	15,013	8,530	17,582

Other comprehensive income attributable to Harman International Industries, Incorporated	$54,528	$21,202	$4,474	$4,068	$88,025	$15,013	$8,530	$17,582

(1)	Reclassified to Cost of sales in our Condensed Consolidated Statements of Income. Refer to Note 13 – Derivatives for more information.
(2)	Reclassified to SG&A in our Condensed Consolidated Statements of Income. Refer to Note 13 – Derivatives for more information.
(3)	Reclassified to SG&A in our Condensed Consolidated Statements of Income. Refer to Note 17 – Retirement Benefits for more information.
(4)	Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits included in AOCI.

AOCI: At March 31, 2015 and June 30, 2014 AOCI consisted of the following:

Income/(Loss):	March 31, 2015	June 30, 2014
Cumulative translation adjustment	$(114,376)	$96,154
Pension liability adjustment	(35,832)	(42,536)
Unrealized gains (losses) on hedging derivatives	204,530	(14,219)
Unrealized gains on available-for-sale securities	490	400

Total AOCI	$54,812	$39,799

We had approximately $54.6 million and $2.5 million, respectively, of investments at March 31, 2015 and June 30, 2014 included in Other current assets in our Condensed Consolidated Balance Sheets that have been classified as available-for-sale securities. These securities are recorded at fair value with realized gains and losses recorded in income and unrealized gains and losses recorded in AOCI, net of taxes.

Note 16 – Restructuring Program

Our restructuring program that is designed to improve our global footprint, cost structure, technology portfolio, human resources and internal processes continues. For the three and nine months ended March 31, 2015 and 2014, we continued to refine existing programs and launched significant new programs focused on achieving further productivity improvements to: (i) optimize certain research and development, supply chain and administrative functions; (ii) outsource certain manufacturing capabilities; (iii) divest or sublease facilities no longer needed to support current operations; and (iv) relocate certain functions to best cost countries.

A summary and components of our restructuring initiatives are presented below and include accruals for new programs as well as revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Severance Related Costs	Third Party Contractor Termination Costs	Facility Closure and Other Related Costs	Asset Impairments(1)	Total
Liability, June 30, 2014	$54,157	$0	$30,262	$0	$84,419
Expense(2)	36,674	2,034	535	7,508	46,751
Accumulated depreciation offset	0	0	0	(7,508)	(7,508)
Payments	(16,862)	(1,998)	(18,969)	0	(37,829)
Reclassified liabilities(3)	893	0	0	0	893
Foreign currency translation	(12,896)	(2)	(2,494)	0	(15,392)

Liability, March 31, 2015	$61,966	$34	$9,334	$0	$71,334

Liability, June 30, 2013	$23,563	$1,014	$33,848	$0	$58,425
Expense(2)	20,000	4,213	3,954	5,541	33,708
Accumulated depreciation offset	0	0	0	(5,541)	(5,541)
Payments	(30,336)	(5,274)	(10,094)	0	(45,704)
Foreign currency translation	1,175	47	1,485	0	2,707

Liability, March 31, 2014	$14,402	$0	$29,193	$0	$43,595

(1)	Credits related to restructuring charges for accelerated depreciation and inventory provisions are recorded against the related assets in Property, plant and equipment, net or Inventories in our Condensed Consolidated Balance Sheets and do not impact the restructuring liability.
(2)	Restructuring expenses noted above are primarily in SG&A in our Condensed Consolidated Statements of Income. Asset impairments which consist of accelerated depreciation and inventory provisions are primarily in Cost of sales in our Condensed Consolidated Statements of Income.
(3)	Certain pre-existing pension liabilities were transferred and reduced the restructuring expenses recorded as part of an individual restructuring program initiated in this quarter. These offsets are shown as Reclassified liabilities as noted above.

Restructuring liabilities are recorded in Accrued liabilities and Other non-current liabilities in our Condensed Consolidated Balance Sheets.

Restructuring expenses by reporting business segment are presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Infotainment	$1,223	$(299)	$1,052	$17,551
Lifestyle	4,440	1,802	29,590	7,493
Professional	4,425	1,150	8,669	3,123
Other	0	0	(68)	0

Total	10,088	2,653	39,243	28,167
Asset Impairments	4,723	2,086	7,508	5,541

Total	$14,811	$4,739	$46,751	$33,708

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

The SERP is an unfunded plan for tax purposes and under the Employee Retirement Income Security Act of 1974 all obligations arising under the SERP are payable from our general assets. To assist in the funding of the benefits under the SERP, we maintain assets in an irrevocable trust whereby the use of these assets is restricted to funding our future benefit obligations under the SERP. These assets are not plan assets of the SERP, therefore, in the event of bankruptcy, the assets become unrestricted and the SERP would become a general creditor of our company. The assets and liabilities, and earnings and expenses, of the irrevocable trust are consolidated in our condensed consolidated financial statements. As of March 31, 2015 and June 30, 2014, there were $97.9 million and $97.4 million, respectively, of total assets included in the irrevocable trust of which $6.1 million and $58.1 million, respectively, consisted of Cash and cash equivalents, $39.8 million and $39.3 million, respectively, consisted of the cash surrender value of life insurance policies and $52.0 million and zero, respectively, consisted of equity and fixed income mutual funds, which are classified as available-for-sale securities.

The following table presents the components of net periodic benefit cost for the three and nine months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Service cost	$908	$632	$2,935	$1,876
Interest cost	1,591	1,806	4,975	5,389
Expected return on plan assets	(60)	(66)	(189)	(192)
Amortization of prior service cost	243	251	730	751
Amortization of net loss	918	764	2,847	2,278
Settlement/Curtailment	(845)	0	(454)	0

Net periodic benefit cost	$2,755	$3,387	$10,844	$10,102

During the three months ended March 31, 2015 and 2014, we made contributions of $2.0 million and $2.9 million, respectively, to the defined benefit pension plans which were paid to participants. During the nine months ended March 31, 2015 and 2014, we made contributions of $7.0 million and $7.8 million, respectively, to the defined benefit pension plans which were paid to participants. We expect to make approximately $2.7 million in contributions for the remainder of the fiscal year ending June 30, 2015.

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

Other

Our Other segment includes the operations of Redbend from the February 26, 2015 acquisition date and compensation, benefits and occupancy costs for corporate employees, net of reporting segment allocations, expenses associated with new technology innovation and our corporate brand identity campaign.

The following table reports Net sales and Operating income (loss) by each reporting segment for the three and nine months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net sales:
Infotainment	$779,357	$735,567	$2,301,532	$2,066,024
Lifestyle	440,918	468,177	1,407,964	1,232,402
Professional	242,329	200,387	764,124	605,297
Other	1,589	104	3,044	341

Total	$1,464,193	$1,404,235	$4,476,664	$3,904,064

Operating income (loss):
Infotainment	$82,136	$60,313	$249,362	$155,431
Lifestyle	45,078	51,381	151,655	143,724
Professional	16,043	24,813	75,128	76,697
Other	(51,750)	(35,074)	(120,098)	(103,181)

Total	$91,507	$101,433	$356,047	$272,671

Note 19 – Significant Customers

Presented below are the percentages of net sales to, and net accounts receivables due from, customers who represent ten percent or more of our net sales or net accounts receivable, as follows:

	Net Sales		Net Sales		Accounts Receivable, Net
	Three Months Ended March 31,		Nine Months Ended March 31,		March 31, 2015	June 30, 2014
	2015	2014	2015	2014
BMW	15%	16%	15%	16%	12%	11%
Fiat Chrysler Automobiles	16%	13%	14%	13%	16%	13%
Audi/Volkswagen	12%	13%	11%	12%	8%	7%
Other customers	57%	58%	60%	59%	64%	69%

Total	100%	100%	100%	100%	100%	100%

We anticipate that BMW, Fiat Chrysler Automobiles and Audi/Volkswagen will continue to account for a significant portion of our net sales and net accounts receivable for the foreseeable future. Our customers are not obligated to any long-term purchases of our products.

Note 20 – Commitments and Contingencies

Legal Proceedings

At March 31, 2015, we were subject to legal claims and litigation arising in the ordinary course of business, including the matters described below. The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

On September 5, 2012, the Court heard oral arguments on defendants’ motion to dismiss. At the request of the Court, on September 24, 2012, each side submitted a supplemental briefing on defendants’ motion to dismiss. On January 17, 2014, the Court granted a motion to dismiss, without prejudice, in the In re Harman International Industries, Inc. Securities Litigation. The Lead Plaintiff has filed a notice of appeal and the matter has been fully briefed but no hearing has yet been set.

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

Infotainment Supply Arrangements

We have arrangements with our infotainment customers to provide products that meet predetermined technical specifications and delivery dates. In the event that we do not satisfy the performance obligations under these arrangements, we may be required to indemnify the customer. We accrue for any loss that we expect to incur under these arrangements when that loss is probable and can be reasonably estimated. For the three months ended March 31, 2015, we incurred $9.8 million of costs relating to delayed delivery of product to an infotainment customer. We did not incur any costs under these arrangements for the three months ended March 31, 2014. For the nine months ended March 31, 2015 and 2014, we incurred $24.5 million of costs relating to delayed delivery of product to an infotainment customer and recognized a gain of $6.1 million relating to losses that we no longer expect to incur, respectively. An inability to meet performance obligations on infotainment platforms to be delivered in future periods could adversely affect our results of operations, cash flows and financial condition in future periods.

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

We regularly import goods that qualify for preferential duty claims pursuant to NAFTA. NAFTA requires that an importer have a valid NAFTA Certificate of Origin in its possession at the time it makes a preferential duty claim. Our evaluation of our compliance with the NAFTA area of review has preliminarily determined that a number of preferential duty claims were made without first obtaining the required NAFTA certificate. U.S. Customs regulations, however, permit discretion to waive this requirement if the imported goods qualify for NAFTA preferential tariff treatment. We were advised in the fourth quarter of fiscal year 2013 that U.S. Customs has changed its internal practice and now intends to restrict the exercise of this discretion in this area. In June 2014, we submitted our final Prior Disclosure supplement. In December 2014, U.S. Customs regulations completed its review of our Prior Disclosure and in January 2015, issued a report which concluded that our Prior Disclosure methodology was reasonable and sufficient and took no exceptions to the results. As a result, we reduced our estimated accrual by approximately zero and $15.9 million, respectively, within Cost of goods sold in our Condensed Consolidated Statements of Income for the three and nine months ended

March 31, 2015. As of March 31, 2015, we have estimated that our potential liability including interest related to this Prior Disclosure is approximately $1.4 million, which has been accrued for in our Condensed Consolidated Balance Sheets. Approximately $12.0 million of payments were remitted during the fiscal year ended June 30, 2014. No further payments have been made in the three and nine months ended March 31, 2015.

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

During the three months ended March 31, 2015 and 2014, we incurred total expenses of $5.6 million and $6.4 million, respectively, for engineering and software development services with Neusoft Technology and Neusoft. During the nine months ended March 31, 2015 and 2014, we incurred total expenses of $20.4 million and $22.4 million, respectively, for engineering and software development services with Neusoft Technology and Neusoft. During the nine months ended March 31, 2015 and 2014, we paid Neusoft and Neusoft Technology approximately $17.4 million and $23.6 million, respectively.

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

Note 22 – Transfer of Ownership of Manufacturing Facility

On April 10, 2013 (the “Schaidt Agreement Date”), HBAS entered into an agreement to transfer the ownership of an automotive manufacturing plant in Germany to a third party, Schaidt KG. Schaidt KG agreed to manufacture and supply products for HBAS based on HBAS’s orders. As consideration for the assumption by Schaidt KG of certain of HBAS’s obligations, HBAS agreed to pay Schaidt KG €41.1 million, or approximately $53.5 million, plus a bonus of €4.0 million, or approximately $4.3 million, if Schaidt KG meets certain supply obligations, as defined in the agreement. We have determined that the transfer of the manufacturing plant assets cannot be accounted for as a sale since Schaidt KG does not have adequate initial or ongoing investment in the manufacturing plant, and due to the fact that we will maintain a level of continued involvement such that the risks of ownership have not transferred.

During the three and nine months ended March 31, 2015, we paid zero and €12.7 million, or $15.9 million, respectively, of previously accrued for payments to indemnify Schaidt KG for their assumption of certain of our obligations. Approximately €4.0 million, or approximately $4.3 million, of accrued indemnification payments are expected to be paid over the next year and are accrued for in Accrued liabilities in our Condensed Consolidated Balance Sheet at March 31, 2015. We have revised our estimated useful life of the transferred manufacturing assets to accelerate the depreciation over the expected term of the manufacturing arrangement. Approximately $1.1 million and $1.4 million of accelerated depreciation was recorded in the three months ended March 31, 2015 and 2014, respectively. Approximately $3.8 million and $4.3 million of accelerated depreciation was recorded in the nine months ended March 31, 2015 and 2014, respectively. As a result, the manufacturing plant assets will be included in our consolidated financial statements from the Schaidt Agreement Date forward unless future circumstances warrant a change.

Note 23 – Acquisitions

Redbend

On February 26, 2015 (the “Redbend Acquisition Date”), our wholly-owned subsidiary, Harman Becker Automotive Systems Manufacturing Kft (“HBASM Kft”), acquired all of the outstanding stock of Redbend, a provider of software management technology for connected devices, over-the-air software and firmware upgrading services, in a cash and stock transaction valued at approximately $195.0 million (the “Redbend Acquisition’), of which $70.7 million was paid in cash and $124.3 million was paid in shares of our common stock (the “Consideration Transferred”). Approximately $5.6 million of third party debt was assumed and paid off at closing. The Redbend Acquisition is also subject to an earn-out of up to $30.0 million to be paid in fiscal year 2017 on or around December 31, 2016, based upon the achievement of certain performance milestones through December 31, 2016. Our preliminary estimate of the fair value of this contingent consideration liability is $22.4 million. The Redbend Acquisition is subject to a post-closing adjustment (the “Post-Closing Adjustment”), comprised of both a net debt and net working capital component, to be prepared within 90 days from the Redbend Acquisition Date. Approximately $16.0 million of the Consideration Transferred was placed in escrow for certain indemnification matters which will be released within 18 months of the Redbend Acquisition Date if not used. In addition, $1.0 million was placed in an escrow to be used for the Post-Closing Adjustment. There were 897,424 shares of our common stock transferred, of which 839,287 were reissued from treasury shares and 58,137 were issued out of the 2012 Plan, which were valued at $137.78 per share based upon the closing price of our common stock on the Redbend Acquisition Date.

Certain unvested stock options held by Redbend employees were cancelled and exchanged for unvested restricted stock units of our common stock. We determined that approximately $0.6 million of the fair value of these awards issued were associated with pre-acquisition services and accordingly is included as part of the Consideration Transferred. Approximately $1.9 million of the fair value of these awards issued is associated with post-acquisition services and will be recorded as compensation expense over the remaining vesting period of these awards.

The total cost of the Redbend Acquisition was allocated on a preliminary basis, subject to final allocation, to the assets acquired and liabilities assumed based on their fair values at the Redbend Acquisition Date, as follows:

February 26, 2015
Cash and cash equivalents	$1,420
Accounts receivable, net	3,146
Other current assets	1,605

Current assets	6,171
Property, plant and equipment, net	1,314
Goodwill	168,305
Intangibles	79,550
Other assets	3,990

Total assets	259,330

Accounts payable	789
Accrued liabilities	16,288

Total current liabilities	17,077
Other non-current liabilities	24,920

Total liabilities	41,997

Net assets	$217,333

Based on our preliminary valuation, goodwill and intangibles were recorded in connection with the Redbend Acquisition based on third-party valuations and management’s estimates for those acquired intangible assets. The valuation of the acquired net assets is subject to change as we obtain additional information for our estimates during the measurement period. The primary areas of the purchase price allocations that are not yet finalized relate to identifiable intangible assets and residual goodwill. Goodwill was calculated as the excess of the Consideration Transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Of the $168.3 million of goodwill recognized, none is deductible for tax purposes. Intangible assets include customer relationships of $3.8 million with an approximate useful life of five years and technology of $75.7 million with an approximate useful life of seven years. As part of our purchase price allocation, we revalued existing deferred revenue to fair value based on the remaining post-acquisition service obligation. The total revaluation adjustment was $5.8 million and represented the value of services already rendered for which no future obligation to provide service remains. The operating results of Redbend are included in our Other segment. Pro forma financial information has not been presented as the Redbend Acquisition is not material to our results of operations.

S1nn GmbH & Co. KG

On February 1, 2015 (the “S1nn Acquisition Date”), HBAS, an indirect wholly-owned subsidiary of ours acquired all of the issued and outstanding shares of S1nn, a developer of infotainment systems, connectivity and car audio solutions, for a total purchase price of €42.0 million or approximately $47.4 million, subject to certain adjustments (the “S1nn Adjustments”). The final S1nn Adjustments are to be delivered within 30 days of the S1nn Acquisition Date and finalized thereafter. On the S1nn Acquisition Date, based on the contractual preliminary cash price, we paid €47.8 million or approximately $54.0 million, which includes €4.1 million, or approximately $4.6 million, placed in escrow for certain indemnification holdbacks.

The total cost of the S1nn Acquisition was allocated on a preliminary basis, subject to final allocation, to the assets acquired and liabilities assumed based on their fair values at the S1nn Acquisition Date, as follows:

February 1, 2015
Cash and cash equivalents	$9,497
Accounts receivable, net	10,772
Inventories, net	2,975
Other current assets	4,373

Current assets	27,617
Property, plant and equipment, net	2,627
Goodwill	18,907
Intangibles	25,903
Other assets	3,211

Total assets	78,265

Accounts payable	7,958
Accrued liabilities	15,302

Total current liabilities	23,260

Other non-current liabilities	966
Total liabilities	24,226

Net assets	$54,039

Based on our preliminary valuation, goodwill and intangibles were recorded in connection with the S1nn Acquisition based on third-party valuations and management’s estimates for those acquired intangible assets. The valuation of the acquired net assets is subject to change as we obtain additional information for our estimates during the measurement period. The primary areas of those purchase price allocations that are not yet finalized relate to identifiable intangible assets and residual goodwill. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Of the $18.9 million of goodwill recognized, $18.7 million is deductible for tax purposes. Intangible assets include internally developed software of $18.3 million with an approximate useful life of seven years, customer relationships of $6.9 million with an approximate useful life of nine years, and covenants not-to-compete of $0.7 million with an approximate useful life of three years. Expenses of $0.7 million were recognized in connection with this acquisition and are included in SG&A in our Condensed Consolidated Statement of Income for the three and nine months ended March 31, 2015. The operating results of S1nn are included in our Infotainment and Lifestyle segments. Pro forma financial information has not been provided as the S1nn Acquisition is not material to our results of operations.

I.P.S.G./VFX

On December 30, 2014 (the “IPSG/VFX Acquisition Date”), Harman International Industries Pty Ltd, an indirect wholly-owned subsidiary of Harman, acquired all of the outstanding shares of IPSG/VFX, a developer, manufacturer and distributor of audio products, for an aggregate purchase price of $5.0 million, less certain adjustments determined at the IPSG/VFX Acquisition Date (the “IPSG/VFX Purchase Price”), which was paid in cash on the IPSG/VFX Acquisition Date. The IPSG/VFX Acquisition is subject to cumulative earn-outs of up to $8.0 million payable primarily based on expectations of the gross profit of IPSG/VFX (the “IPSG/VFX Contingent Consideration”). The IPSG/VFX Purchase Price and the IPSG/VFX Contingent Consideration are subject to a holdback of 15 percent payable contingent upon the outcome of certain events over the next 18 months. Our preliminary value of the IPSG/VFX Contingent Consideration liability is $7.7 million.

The total cost of the IPSG/VFX Acquisition was allocated on a preliminary basis, subject to final allocation, to the assets acquired and liabilities assumed based on their fair values at the IPSG/VFX Acquisition Date, as follows:

December 30, 2014
Goodwill	$9,475
Intangibles	4,537

Total assets	14,012

Other non-current liabilities	1,310

Total liabilities	1,310

Net assets	$12,702

Based on our preliminary valuation, goodwill and intangibles were recorded in connection with the IPSG/VFX Acquisition based on management’s estimates for those acquired intangible assets. The valuation of the acquired net assets is subject to change as we obtain additional information for our estimates during the measurement period. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Of the $9.5 million of goodwill recognized, none is deductible for tax purposes. Intangible assets included a technology asset with an approximate useful life of five years. Expenses of zero and $0.3 million were recognized in connection with this acquisition and are included in SG&A in our Condensed Consolidated Statement of Income for the three and nine months ended March 31, 2015, respectively. The operating results of IPSG/VFX are included in our consolidated financial statements within our Professional segment. Pro forma financial information has not been provided as the IPSG/VFX Acquisition is not material to our results of operations.

yurbuds

On June 17, 2014 (the “yurbuds Acquisition Date”), we acquired certain assets and liabilities of yurbuds, a manufacturer of sports headphones, for a total purchase price of $37.0 million (the “yurbuds Acquisition”), subject to both a net debt and working capital adjustment (the “yurbuds Adjustments”). The final yurbuds Adjustments were to be determined within 120 days of the yurbuds Acquisition Date. There is an aggregate holdback of $3.7 million and a customer contract holdback of $0.8 million (the “yurbuds Holdback Amounts”) which are payable contingent upon the outcome of certain events over the 18 month period following the yurbuds Acquisition Date. The customer contract holdback was paid on June 30, 2014. On the yurbuds Acquisition Date, based on the estimated closing balance sheet, we paid $32.5 million. The yurbuds Acquisition is also subject to an earn-out of a maximum of $38.0 million, based on our expectations of yurbuds gross profit, during the period commencing on July 1, 2014 through June 30, 2017. Our preliminary valuation of the contingent consideration is $6.2 million.

The total cost of the yurbuds Acquisition was allocated on a preliminary basis, subject to final allocation, to the assets acquired and liabilities assumed based on their fair values at the yurbuds Acquisition Date, as follows:

June 17, 2014
Accounts receivable, net	$9,431
Inventories, net	5,456
Other current assets	486

Current assets	15,373
Property, plant and equipment, net	2,928
Goodwill	35,731
Intangibles	4,000

Total assets	58,032

Accounts payable	9,234
Accrued liabilities	5,500

Total current liabilities	14,734

Total liabilities	14,734

Net assets	$43,298

Based on our preliminary valuation, goodwill and intangibles were recorded in connection with the yurbuds Acquisition based on third-party valuations and management’s estimates for those acquired intangible assets. The valuation of the acquired net assets is subject to change as we obtain additional information for our estimates during the measurement period. The primary areas of those purchase price allocations that are not yet finalized relate to identifiable intangible assets, contingent consideration and residual goodwill. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Of the $35.7 million of goodwill recognized, none is deductible for tax purposes. Intangible assets included a trade name of $0.9 million with an approximate useful life of 25 months and customer relationships of $3.1 million with an approximate useful life of seven years. Expenses of $0.5 million were recognized in connection with this acquisition and are included in SG&A in our Consolidated Statement of Income for the fiscal year ended June 30, 2014. The operating results of yurbuds are included in our consolidated financial statements within our Lifestyle segment. Pro forma financial information has not been provided as the yurbuds Acquisition is not material to our results of operations.

AMX LLC

On June 13, 2014 (the “AMX Acquisition Date”), we acquired all of the outstanding shares of AMX, a provider of enterprise automation and control and audio/video switching and distribution solutions, for a total purchase price of $365.0 million (the “AMX Acquisition”), subject to both a net debt and working capital adjustment (the “AMX Adjustments”). We finalized the AMX Adjustments in the three and nine months ended March 31, 2015 and recorded a reduction to the purchase price of approximately $0.3 million. There is an indemnification holdback of $25.0 million and a working capital holdback of $2.0 million (the “Holdback Amounts”) which are payable contingent on the outcome of certain events over the 36 month period following the AMX Acquisition Date. On the AMX Acquisition Date, based on the estimated closing balance sheet, we paid $372.9 million which included $27.0 million placed in escrow for the Holdback Amounts and $7.9 million related to the AMX Adjustments. The working capital holdback was released in connection with the finalization of the AMX Adjustments during the three and nine months ended March 31, 2015.

The total cost of the AMX Acquisition was allocated on a preliminary basis, subject to final allocation, to the assets acquired and liabilities assumed based on their fair values at the AMX Acquisition Date, as follows:

June 13, 2014
Cash and cash equivalents	$4,351
Accounts receivable, net	27,203
Inventories, net	28,781
Other current assets	4,933

Current assets	65,268
Property, plant and equipment, net	28,189
Goodwill	243,008
Intangibles	101,030
Other assets	2,146

Total assets	439,641

Accounts payable	11,834
Accrued liabilities	9,535

Total current liabilities	21,369
Other non-current liabilities	45,673

Total liabilities	67,042

Net assets	372,599

Based on our preliminary valuation, goodwill and intangibles were recorded in connection with the AMX Acquisition based on third-party valuations and management’s estimates for those acquired intangible assets. The valuation of the acquired net assets is subject to change as we obtain additional information for our estimates during the measurement period. The primary areas of those purchase price allocations that are not yet finalized relate to identifiable intangible assets and residual goodwill. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Of the $243.0 million of goodwill recognized, none is deductible for tax purposes. Intangible assets include a non-amortized indefinite useful life trade name of $55.7 million, customer relationships of $26.7 million with approximate useful lives of two to nine years, technology of $17.0 million with an approximate useful life of five years, backlog of $1.5 million with an approximate useful life of two months, and a covenant not-to-compete of $0.1 million with an approximate useful life of three years. We also recorded adjustments of $4.2 million to Inventories and $2.7 million to Property, plant and equipment, net in our Condensed Consolidated Balance Sheet to adjust the opening balances to fair value. The adjustment to Inventories was amortized over its estimated useful life of four months through Cost of sales in our Condensed Consolidated Statement of Income. The adjustment to Property, plant and equipment, net will be amortized over its estimated useful life of five to 35 years through depreciation expense within Cost of sales or SG&A in our Condensed Consolidated Statement of Income. Expenses of $8.1 million were recognized in connection with this acquisition and are included in SG&A in our Condensed Consolidated Statements of Income for the fiscal year ended June 30, 2014. The operating results of AMX are included in our Professional segment. Pro forma financial information has not been presented as the AMX Acquisition is not material to our results of operations.

Note 24 – Agreement to Acquire Bang & Olufsen Automotive Car Audio

On March 31, 2015, we entered into an agreement to acquire certain assets of the Bang & Olufsen Automotive audio business (“B&O”), a manufacturer of sound systems available in a wide range of automobiles, including Audi, Aston Martin, BMW and Mercedes Benz, for a purchase price of €145.0 million. We will also make certain payments pursuant to a license agreement for the exclusive license to the B&O and B&O PLAY® brands within the automotive industry. The operating results in B&O will be included in our Lifestyle segment. The acquisition is expected to close in fiscal year 2015, subject to customary closing conditions, including regulatory approvals.

Note 25 – Subsequent Events

Harman Finance

On April 21, 2015, Harman Finance International, S.C.A. (“Harman Finance”) was organized under the laws of Luxembourg. Harman Finance is a wholly-owned subsidiary of Harman. Harman Finance was formed so that it may issue from time to time debt securities that will be guaranteed on a full and unconditional basis by Harman (but no other subsidiaries of Harman). Harman Finance is a finance subsidiary and has no assets, operations, revenues or cash flows other than those that may arise relating to the issuance, administration and repayment of any debt securities that it may issue that are guaranteed by Harman.

Dividend Declaration

On April 30, 2015 we declared a cash dividend of $0.33 per share for the quarter ended March 31, 2015. The quarterly dividend will be paid on May 26, 2015 to each stockholder of record as of the close of business on May 11, 2015.

Acquisition of Symphony Teleca Corporation

On April 8, 2015, we acquired all of the outstanding shares of Symphony Teleca Corporation (“STC” or the “STC Acquisition”), a global software services company for an estimated total base purchase price of $734.6 million (the “STC Purchase Price”), of which $499.4 million was paid at closing, consisting of $307.6 in cash, of which $300.0 million was funded through a drawdown on our revolving credit facility and $7.6 million was in cash on hand, and $191.8 million was in shares of our common stock. Approximately $115.6 million of third-party debt was assumed and paid off at closing. We also acquired $62.0 million of cash. The STC Acquisition is also subject to an earn-out which will be based upon the achievement of a calendar year 2015 revenue target. The remainder of the STC Purchase Price, including any additional earn-outs will be paid in cash in the third quarter of fiscal year 2016. The operating results of STC will be included in a new reportable segment titled Services.

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

We report our business on the basis of four segments. Our Infotainment, Lifestyle and Professional segments are based on our strategic approach to the markets and customers we serve. Our fourth segment, Other, primarily includes the operating results of Red Bend Ltd. (“Redbend”) and compensation, benefit and occupancy costs for corporate employees, net of allocations and expenses associated with new technology innovation and our corporate brand identity campaign.

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

We believe significant opportunities exist to grow our business in all three of our business segments in emerging markets such as Brazil, Russia, India and China (“BRIC”). During the three months ended March 31, 2015, sales increased $32.9 million in these emerging markets to $239.3 million, an increase of 15.9 percent over the same period in the prior fiscal year. During the nine months ended March 31, 2015, sales increased $98.3 million in these emerging markets to $717.9 million, an increase of 15.9 percent over the same period in the prior fiscal year.

We continue to roll out our global marketing campaign featuring some of the world’s most prominent artists, celebrities and athletes such as Quincy Jones, Maroon 5, Linkin Park, Mariano Rivera and the National Basketball Association, in order to increase brand awareness and support growth and market share gains across our entire business.

Critical Accounting Policies

Recently Adopted Accounting Standards

For the three and nine months ended March 31, 2015, there were no significant changes to our critical accounting policies and estimates from those disclosed in the consolidated financial statements and the related notes included in our 2014 Annual Report, except for recently adopted accounting standards disclosed in Note 2 – New Accounting Standards in the Notes to the Condensed Consolidated Financial Statements for the three and nine months ended March 31, 2015.

Recently Issued Accounting Standards

Refer to Note 2 – New Accounting Standards in the Notes to the Condensed Consolidated Financial Statements for a summary of recently issued accounting standards.

Results of Operations

Net Sales

Net sales for the three months ended March 31, 2015 were $1.464 billion compared to $1.404 billion in the same period in the prior year, an increase of 4.3 percent, or 14.4 percent excluding foreign currency translation. Net sales increased in our Infotainment and Professional segments and decreased in our Lifestyle segment. The increase in our Infotainment and Professional segments was primarily due to the expansion of recently launched platforms, stronger automotive production and higher take rates and the expansion of our product portfolio into video switching and enterprise automation through the acquisition of AMX LLC and AMX Holding Corporation (collectively “AMX”). The decrease in our Lifestyle segment was primarily due to a large order in the prior year from a mobile telecommunications customer, partially offset by new product introductions, the expansion of global distribution channels in the home and multimedia business and the acquisition of substantially all of the assets of Verto Medical Systems LLC d/b/a yurbuds and its wholly-owned subsidiary (“yurbuds”). Net sales also decreased due to unfavorable foreign currency translation of $124.9 million.

Net sales for the nine months ended March 31, 2015 were $4.477 billion compared to $3.904 billion in the same period in the prior year, an increase of 14.7 percent, or 20.2 percent excluding foreign currency translation. Net sales increased in all of our segments. The increase was primarily due to the expansion of recently launched platforms, stronger automotive production and higher take rates, new product introductions and the expansion of global distribution channels in the home and multimedia business, the expansion of our product portfolio into video switching and enterprise automation through the acquisition of AMX and the acquisition of yurbuds, partially offset by a large order in the prior year from a mobile telecommunications customer and unfavorable foreign currency translation of $179.2 million.

A summary of our net sales by business segment is presented below:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2015	%	2014	%	2015	%	2014	%
Net sales:
Infotainment	$779,357	53.2%	$735,567	52.4%	$2,301,532	51.4%	$2,066,024	52.9%
Lifestyle	440,918	30.1%	468,177	33.3%	1,407,964	31.5%	1,232,402	31.6%
Professional	242,329	16.6%	200,387	14.3%	764,124	17.1%	605,297	15.5%
Other	1,589	0.1%	104	0.0%	3,044	0.0%	341	0.0%

Total	$1,464,193	100.0%	$1,404,235	100.0%	$4,476,664	100.0%	$3,904,064	100.0%

Infotainment – Net sales for the three months ended March 31, 2015 increased $43.8 million, or 6.0 percent, compared to the same period in the prior year, or 18.7 percent excluding foreign currency translation. The increase in net sales was driven by the expansion of recently launched platforms, stronger automotive production and higher take rates, partially offset by unfavorable foreign currency translation of $79.2 million.

Net sales for the nine months ended March 31, 2015 increased $235.5 million, or 11.4 percent, compared to the same period in the prior year, or 17.8 percent excluding foreign currency translation. The increase in net sales was driven by the expansion of recently launched platforms, stronger automotive production and higher take rates, partially offset by unfavorable foreign currency translation of $112.7 million.

Lifestyle – Net sales for the three months ended March 31, 2015 decreased $27.3 million, or 5.8 percent, compared to the same period in the prior year, or increased 2.5 percent excluding foreign currency translation. The decrease in net sales was driven by a large order in the prior year from a mobile telecommunications customer, partially offset by accelerated sales of new product introductions and the expansion of global distribution channels in the home and multimedia business, higher automotive audio sales as a result of the expansion of recently launched programs, stronger automotive production and higher take rates and the acquisition of yurbuds, partially offset by unfavorable foreign currency translation of $38.0 million.

Net sales for the nine months ended March 31, 2015 increased $175.6 million, or 14.2 percent, compared to the same period in the prior year, or 19.6 percent excluding foreign currency translation. The increase in net sales was driven by accelerated sales of new product introductions and the expansion of global distribution channels in the home and multimedia business, higher automotive audio sales as a result of the expansion of recently launched programs, stronger automotive production and higher take rates and the acquisition of yurbuds, partially offset by a large order in the prior year from a mobile telecommunications customer and unfavorable foreign currency translation of $55.1 million.

Professional – Net sales for the three months ended March 31, 2015 increased $41.9 million, or 20.9 percent, compared to the same period in the prior year, or 25.7 percent excluding foreign currency translation. The increase in net sales was driven by the expansion of our product portfolio into video switching and enterprise automation through the acquisition of AMX, which has seasonality and typically generates lower sales in the third quarter, resulting in lower leverage of its fixed cost base, partially offset by unfavorable foreign currency translation of $7.7 million. The strong U.S. dollar is creating a competitive disadvantage as the majority of the Professional segment’s net sales are transacted in U.S. Dollars. In addition, this segment has greater macroeconomic exposure in emerging markets where the economies have underperformed.

Net sales for the nine months ended March 31, 2015 increased $158.8 million, or 26.2 percent, compared to the same period in the prior year, or 28.7 percent excluding foreign currency translation. The increase in net sales was driven by the expansion of our product portfolio into video switching and enterprise automation through the acquisition of AMX, partially offset by unfavorable foreign currency translation of $11.5 million.

Gross Profit

Gross profit as a percentage of net sales increased 2.6 percentage points to 28.6 percent for the three months ended March 31, 2015 compared to 26.0 percent in the same period in the prior year. The increase in overall gross profit as a percentage of net sales was driven by all of our segments. In our Infotainment segment, our gross profit as a percentage of net sales increased due to improved leverage of fixed costs over a higher net sales base and lower costs due to productivity initiatives. In our Lifestyle segment, our gross profit as a percentage of net sales increased due to favorable product mix. In our Professional segment, our gross profit as a percentage of net sales increased due to higher margins due to the acquisition of AMX.

Gross profit as a percentage of net sales increased 2.3 percentage points to 29.6 percent for the nine months ended March 31, 2015 compared to 27.3 percent in the same period in the prior year. The increase in overall gross profit as a percentage of net sales was driven by all of our segments. In our Infotainment segment, our gross profit as a percentage of net sales increased due to improved leverage of fixed costs over a higher net sales base and lower costs due to productivity initiatives. In our Lifestyle segment, our gross profit as a percentage of net sales increased due to improved leverage of fixed costs over a higher net sales base and favorable product mix. In our Professional segment, our gross profit as a percentage of net sales increased due to higher margins due to the acquisition of AMX. Also, in both our Lifestyle and Professional segments, our gross profit as a percentage of net sales increased due to a $15.9 million decrease in duties and fees related to compliance with U.S. Customs regulations.

A summary of our gross profit by business segment is presented below:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2015	Percentage of Net Sales	2014	Percentage of Net Sales	2015	Percentage of Net Sales	2014	Percentage of Net Sales
Gross profit:
Infotainment	$180,452	23.2%	$157,596	21.4%	$552,802	24.0%	$464,100	22.5%
Lifestyle	135,997	30.8%	130,726	27.9%	455,136	32.3%	374,045	30.4%
Professional	100,500	41.5%	76,408	38.1%	315,359	41.3%	227,390	37.6%
Other	1,181	*	43	*	2,631	*	337	*

Total	$418,130	28.6%	$364,773	26.0%	$1,325,928	29.6%	$1,065,872	27.3%

*	Percent not meaningful.

Infotainment – Gross profit as a percentage of net sales increased 1.8 percentage points to 23.2 percent for the three months ended March 31, 2015 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was primarily due to improved leverage of fixed costs over a higher net sales base and lower costs due to productivity initiatives.

Gross profit as a percentage of net sales increased 1.5 percentage points to 24.0 percent for the nine months ended March 31, 2015 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was primarily due to improved leverage of fixed costs over a higher net sales base and lower costs due to productivity initiatives.

Lifestyle – Gross profit as a percentage of net sales increased 2.9 percentage points to 30.8 percent for the three months ended March 31, 2015 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was due to favorable product mix.

Gross profit as a percentage of net sales increased 1.9 percentage points to 32.3 percent for the nine months ended March 31, 2015 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was due to improved leverage of fixed costs over a higher net sales base, a $12.6 million decrease in duties and fees related to compliance with U.S. Customs regulations and favorable product mix.

Professional – Gross profit as a percentage of net sales increased 3.4 percentage points to 41.5 percent for the three months ended March 31, 2015 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was primarily due to higher margins due to the acquisition of AMX.

Gross profit as a percentage of net sales increased 3.7 percentage points to 41.3 percent for the nine months ended March 31, 2015 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was primarily due to higher margins due to the acquisition of AMX and a $3.3 million decrease in duties and fees related to compliance with U.S. Customs regulations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $326.6 million for the three months ended March 31, 2015 compared to $263.3 million in the same period in the prior year, an increase of $63.3 million. As a percentage of net sales, SG&A increased 3.5 percentage points in the three months ended March 31, 2015 compared to the same period in the prior year. The increase in SG&A was primarily in support of increased net sales, the inclusion of AMX and yurbuds in the current year SG&A, higher costs associated with estimated indemnifications related to infotainment supply arrangements, higher restructuring expenses, higher RD&E and higher marketing expenses, partially offset by favorable foreign currency translation of $19.3 million. RD&E increased $13.5 million to $97.5 million, or 6.7 percent of net sales in the three months ended March 31, 2015, compared to $84.0 million, or 6.0 percent of net sales in the same period in the prior year primarily due to increases related to the acquisition of AMX and higher gross spending to support new product introductions, partially offset by higher customer reimbursements and favorable foreign currency translation of $8.9 million.

SG&A was $969.9 million for the nine months ended March 31, 2015 compared to $793.2 million in the same period in the prior year, an increase of $176.7 million. As a percentage of net sales, SG&A increased 1.4 percentage points in the nine months ended March 31, 2015 compared to the same period in the prior year. The increase in SG&A was primarily in support of increased net sales, the inclusion of AMX and yurbuds in the current year SG&A, higher costs associated with estimated indemnifications related to infotainment supply arrangements, higher RD&E, higher restructuring expenses, higher marketing expenses and higher transaction expenses, partially offset by favorable foreign currency translation of $28.7 million. RD&E increased $28.9 million to $277.5 million, or 6.2 percent of net sales in the nine months ended March 31, 2015, compared to $248.7 million, or 6.4 percent of net sales in the same period in the prior year primarily related to the acquisition of AMX and higher gross spending to support new product introductions, partially offset by higher customer reimbursements and favorable foreign currency translation of $12.7 million.

A summary of SG&A by business segment is presented below:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2015	Percentage of Net Sales	2014	Percentage of Net Sales	2015	Percentage of Net Sales	2014	Percentage of Net Sales
SG&A:
Infotainment	$98,316	12.6%	$97,283	13.2%	$303,440	13.2%	$308,670	14.9%
Lifestyle	90,919	20.6%	79,345	16.9%	303,480	21.6%	230,320	18.7%
Professional	84,457	34.9%	51,595	25.7%	240,231	31.4%	150,693	24.9%
Other	52,931	*	35,117	*	122,730	*	103,518	*

Total	$326,623	22.3%	$263,340	18.8%	$969,881	21.7%	$793,201	20.3%

*	Percent not meaningful.

Infotainment – SG&A increased $1.0 million to $98.3 million for the three months ended March 31, 2015 compared to the same period in the prior year. The increase in SG&A was primarily due to higher costs associated with estimated indemnifications related to infotainment supply arrangements, partially offset by improved operating leverage on higher sales, lower RD&E and favorable foreign currency translation of $11.1 million. As a percentage of net sales, SG&A decreased 0.6 percentage points to 12.6 percent for the three months ended March 31, 2015 compared to the same period in the prior year. RD&E decreased $2.9 million to $51.1 million, or 6.6 percent of net sales in the three months ended March 31, 2015, compared to $54.0 million, or 7.3 percent of net sales in the same period in the prior year primarily due to higher customer reimbursements and favorable foreign currency translation of $7.5 million.

SG&A decreased $5.2 million to $303.4 million for the nine months ended March 31, 2015 compared to the same period in the prior year. The decrease in SG&A was primarily due to improved operating leverage on higher sales, lower restructuring expenses, lower RD&E and favorable foreign currency translation of $16.6 million, partially offset by higher costs associated with estimated indemnifications related to infotainment supply arrangements. As a percentage of net sales, SG&A decreased 1.7 percentage points to 13.2 percent for the nine months ended March 31, 2015 compared to the same period in the prior year. RD&E decreased $11.3 million to $152.8 million, or 6.6 percent of net sales in the nine months ended March 31, 2015, compared to $164.0 million, or 7.9 percent of net sales in the same period in the prior year primarily due to higher customer reimbursements and favorable foreign currency translation of $10.7 million.

Lifestyle – SG&A increased $11.6 million to $90.9 million for the three months ended March 31, 2015, compared to the same period in the prior year. The increase in SG&A was primarily in support of increased net sales, higher marketing costs related to our brand-awareness campaign, higher restructuring expenses and the acquisition of yurbuds, partially offset by favorable foreign currency translation of $5.3 million. As a percentage of net sales, SG&A increased 3.7 percentage points to 20.6 percent for the three months ended March 31, 2015 compared to the same period in the prior year, due to the prior year impact of the large order from a mobile telecommunications customer that had lower SG&A. RD&E increased $6.7 million to $23.1 million, or 5.2 percent of net sales in the three months ended March 31, 2015, compared to $16.4 million, or 3.5 percent of net sales in the same period in the prior year due to higher gross spending to support new product introductions, partially offset by favorable foreign currency translation of $0.8 million.

SG&A increased $73.2 million to $303.5 million for the nine months ended March 31, 2015, compared to the same period in the prior year. The increase in SG&A was primarily in support of increased net sales, higher marketing costs related to our brand-awareness campaign, higher restructuring expenses and the acquisition of yurbuds, partially offset by favorable foreign currency translation of $7.8 million. As a percentage of net sales, SG&A increased 2.9 percentage points to 21.6 percent for the nine months ended March 31, 2015 compared to the same period in the prior year due to the prior year impact of the large order from a mobile telecommunications customer that had lower SG&A. RD&E increased $13.2 million to $60.9 million, or 4.3 percent of net sales in the nine months ended March 31, 2015, compared to $47.7 million, or 3.9 percent of net sales in the same period in the prior year due to higher gross spending to support new product introductions, partially offset by favorable foreign currency translation of $1.1 million.

Professional – SG&A increased $32.9 million to $84.5 million for the three months ended March 31, 2015, compared to the same period in the prior year. The increase in SG&A was primarily due to the acquisition of AMX and higher restructuring expenses, partially offset by favorable foreign currency translation of $2.6 million. As a percentage of net sales, SG&A increased 9.2 percentage points to 34.9 percent for the three months ended March 31, 2015 compared to the same period in the prior year. RD&E increased $6.8 million to $16.8 million, or 7.0 percent of net sales in the three months ended March 31, 2015 compared to $10.0 million, or 5.0 percent of net sales in the same period in the prior year primarily related to the acquisition of AMX, partially offset by foreign currency translation of $0.6 million.

SG&A increased $89.5 million to $240.2 million for the nine months ended March 31, 2015, compared to the same period in the prior year. The increase in SG&A was primarily due to the acquisition of AMX and higher restructuring expenses, partially offset by favorable foreign currency translation of $3.9 million. As a percentage of net sales, SG&A increased 6.5 percentage points to 31.4 percent for the nine months ended March 31, 2015 compared to the same period in the prior year. RD&E increased $23.2 million to $51.2 million, or 6.7 percent of net sales in the nine months ended March 31, 2015 compared to $28.0 million, or 4.6 percent of net sales in the same period in the prior year primarily related to the acquisition of AMX, partially offset by foreign currency translation of $0.9 million.

Other – Other SG&A includes the operating results of Redbend from the February 26, 2015 acquisition date and compensation, benefit and occupancy costs for corporate employees, new technology innovation and expenses associated with our corporate brand identity campaign. Other SG&A increased $17.8 million to $52.9 million in the three months ended March 31, 2015 compared to the same period in the prior year primarily due to increased transaction expenses, increased compensation expense, the addition of Redbend SG&A, increased RD&E and increased integration expenses associated with acquisitions. Other SG&A increased $19.2 million to $122.7 million in the nine months ended March 31, 2015 compared to the same period in the prior year primarily due to increased transaction expenses, increased compensation expense, the addition of Redbend SG&A, increased RD&E, increased integration expenses associated with acquisitions and increased marketing expenses.

Restructuring

Our restructuring program that is designed to improve our global footprint, cost structure, technology portfolio, human resources and internal processes continues. For the three and nine months ended March 31, 2015 and 2014, we continued to refine existing programs and launched significant new programs focused on achieving further productivity improvements to: (i) optimize certain research and development, supply chain and administrative functions; (ii) outsource certain manufacturing capabilities; (iii) divest or sublease facilities no longer needed to support current operations; and (iv) relocate certain functions to best cost countries.

A summary and components of our restructuring initiatives are presented below and include accruals for new programs as well as revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Severance Related Costs	Third Party Contractor Termination Costs	Facility Closure and Other Related Costs	Asset Impairments(1)	Total
Liability, June 30, 2014	$54,157	$0	$30,262	$0	$84,419
Expense(2)	36,674	2,034	535	7,508	46,751
Accumulated depreciation offset	0	0	0	(7,508)	(7,508)
Payments	(16,862)	(1,998)	(18,969)	0	(37,829)
Reclassified liabilities(3)	893	0	0	0	893
Foreign currency translation	(12,896)	(2)	(2,494)	0	(15,392)

Liability, March 31, 2015	$61,966	$34	$9,334	$0	$71,334

Liability, June 30, 2013	$23,563	$1,014	$33,848	$0	$58,425
Expense(2)	20,000	4,213	3,954	5,541	33,708
Accumulated depreciation offset	0	0	0	(5,541)	(5,541)
Payments	(30,336)	(5,274)	(10,094)	0	(45,704)
Foreign currency translation	1,175	47	1,485	0	2,707

Liability, March 31, 2014	$14,402	$0	$29,193	$0	$43,595

(1)	Credits related to restructuring charges for accelerated depreciation and inventory provisions are recorded against the related assets in Property, plant and equipment, net or Inventories in our Condensed Consolidated Balance Sheets and do not impact the restructuring liability.
(2)	Restructuring expenses noted above are primarily in SG&A in our Condensed Consolidated Statements of Income. Asset impairments which consist of accelerated depreciation and inventory provisions are primarily in Cost of sales in our Condensed Consolidated Statements of Income.
(3)	Certain pre-existing pension liabilities were transferred and reduced the restructuring expenses recorded as part of an individual restructuring program initiated in this quarter. These offsets are shown as Reclassified liabilities as noted above.

Restructuring liabilities are recorded in Accrued liabilities and Other non-current liabilities in our Condensed Consolidated Balance Sheets.

Restructuring expenses by reporting business segment are presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Infotainment	$1,223	$(299)	$1,052	$17,551
Lifestyle	4,440	1,802	29,590	7,493
Professional	4,425	1,150	8,669	3,123
Other	0	0	(68)	0

Total	10,088	2,653	39,243	28,167
Asset Impairments	4,723	2,086	7,508	5,541

Total	$14,811	$4,739	$46,751	$33,708

Goodwill

Goodwill was $710.6 million at March 31, 2015 compared with $541.0 million at June 30, 2014. The increase in goodwill in the nine months ended March 31, 2015 versus June 30, 2014 was primarily associated with the following: an increase of $168.3 million in connection with the acquisition of Redbend, an increase of $18.9 million in connection with the acquisition of S1nn GmbH & Co.,

KG, an increase of $9.5 million in connection with the acquisition of I.P.S.G. International Product Solution Group Pty Ltd and VFX Systems Pty Ltd (collectively “IPSG/VFX” or the “IPSG/VFX Acquisition”), an increase of $4.6 million in connection with the acquisition of yurbuds and a reduction of $1.1 million in connection with the acquisition of AMX.

The changes in the carrying amount of goodwill by business segment for the nine months ended March 31, 2015 and 2014 were as follows:

	Infotainment	Lifestyle	Professional	Other	Total
Balance, June 30, 2014	$17,080	$137,950	$385,922	$0	$540,952
Acquisitions and adjustments(1)	9,245	14,280	8,422	168,306	200,253
Other adjustments(2)	(3,601)	(8,737)	(18,268)	0	(30,606)

Balance, March 31, 2015	$22,724	$143,493	$376,076	$168,306	$710,599

(1)	Refer to Note 23 – Acquisitions in the Notes to the Condensed Consolidated Financial Statements for more information.
(2)	The other adjustments to goodwill primarily consist of foreign currency translation adjustments.

We did not recognize any goodwill impairment charges in our Condensed Consolidated Statements of Income in the three and nine months ended March 31, 2015 and 2014.

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

Operating Income

Operating income for the three months ended March 31, 2015 was $91.5 million, or 6.2 percent of net sales, compared to operating income of $101.4 million, or 7.2 percent of net sales, in the same period in the prior year. The decrease in operating income was primarily due to higher SG&A in support of increased net sales, higher restructuring expenses, higher RD&E, the acquisition of AMX, higher costs associated with estimated indemnifications related to infotainment supply arrangements, higher marketing costs related to our brand-awareness campaign and higher transaction expenses, partially offset by higher leverage of fixed costs based on higher sales volumes.

Operating income for the nine months ended March 31, 2015 was $356.0 million, or 8.0 percent of net sales, compared to operating income of $272.7 million, or 7.0 percent of net sales, in the same period in the prior year. The increase in operating income was primarily due to higher leverage of fixed costs based on higher sales volumes and a decrease in duties and fees related to compliance with U.S. Customs regulations, partially offset by higher SG&A in support of increased net sales, higher restructuring expenses, the acquisition of AMX, higher RD&E, higher costs associated with estimated indemnifications related to infotainment supply arrangements, higher marketing costs related to our brand-awareness campaign and higher transaction expenses.

Interest Expense, Net

Interest expense is reported net of interest income in our Condensed Consolidated Statements of Income. Interest expense, net was $3.0 million and $2.1 million for the three months ended March 31, 2015 and 2014, respectively. Gross interest expense was $3.5 million and $2.5 million for the three months ended March 31, 2015 and 2014, respectively. The non-cash portion of gross interest expense for the three months ended March 31, 2015 was $1.2 million, associated with the amortization of debt issuance costs on the Multi-Currency Credit Agreement entered into on March 26, 2015, among Harman, our wholly-owned subsidiary, Harman Holding GmbH & Co. KG (“Harman KG”) and a group of banks (the “2015 Credit Agreement”) and the Multi-Currency Credit Agreement entered into on October 10, 2012, among Harman, Harman KG and a group of banks (the “Old Credit Agreement”) and for the three months ended March 31, 2014 was $0.5 million, associated with the amortization of debt issuance costs on the Old Credit Agreement. The cash portion of gross interest expense for the three months ended March 31, 2015 was $2.3 million, associated with interest on the

2015 Credit Agreement, the Old Credit Agreement and our short-term borrowings and for the three months ended March 31, 2014 was $2.0 million for interest on the Old Credit Agreement and our short-term borrowings. Interest income was $0.5 million and $0.4 million for the three months ended March 31, 2015 and 2014, respectively, associated with interest earned on our cash and cash equivalents.

Interest expense, net was $7.9 million and $5.9 million for the nine months ended March 31, 2015 and 2014, respectively. Gross interest expense was $9.3 million and $7.4 million for the nine months ended March 31, 2015 and 2014, respectively. The non-cash portion of gross interest expense for the nine months ended March 31, 2015 was $2.2 million, associated with the amortization of debt issuance costs on the 2015 Credit Agreement and the Old Credit Agreement and for the nine months ended March 31, 2014 was $1.6 million, associated with the amortization of debt issuance costs on the Old Credit Agreement. The cash portion of gross interest expense for the nine months ended March 31, 2015 was $7.1 million, associated with interest on the 2015 Credit Agreement, the Old Credit Agreement and our short-term borrowings and for the nine months ended March 31, 2014 was $5.8 million for interest on the Old Credit Agreement and our short-term borrowings. Interest income was $1.4 million and $1.5 million for the three months ended March 31, 2015 and 2014, respectively, associated with interest earned on our cash and cash equivalents.

Foreign Exchange (Gains) Losses, Net

Foreign currency exchange gains and losses resulting from the remeasurement of certain foreign currency denominated monetary assets and liabilities are included in Foreign exchange (gains) losses, net in our Condensed Consolidated Statements of Income.

Miscellaneous, Net

Miscellaneous, net expenses were $2.3 million and $2.7 million for the three months ended March 31, 2015 and 2014, respectively, and $6.9 million and $5.8 million for the nine months ended March 31, 2015 and 2014, respectively. Miscellaneous, net expenses primarily consisted of bank charges and interest expense related to a disputed claim for the three and nine months ended March 31, 2015 and 2014.

Income Tax Expense, Net

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income. Income tax expense for the three months ended March 31, 2015 and 2014 was $19.3 million and $22.4 million, respectively. The effective tax rate for the three months ended March 31, 2015 and 2014 was 21.6 percent and 23.3 percent, respectively. The decrease in the effective tax rate for the three months ended March 31, 2015 compared to the same period in the prior year was primarily due to foreign exchange losses and the mix of income in certain key foreign jurisdictions, partially offset by discrete charges recognized in the three months ended March 31, 2015.

We have net deferred tax assets of $125.7 million primarily consisting of deferred deductions, research and experimentation credits, and foreign tax credits. We have evaluated all available evidence, both positive and negative, and based on the weight of all available evidence we continue to believe that our net deferred tax assets are fairly reflected in our Condensed Consolidated Balance Sheets. If the results of our operations do not meet our current expectations, our net deferred tax assets may become impaired.

Income tax expense for the nine months ended March 31, 2015 and 2014 was $76.3 million and $64.5 million, respectively. The effective tax rate for the nine months ended March 31, 2015 and 2014 was 22.1 percent and 25.2 percent, respectively. The decrease in the effective tax rate for the nine months ended March 31, 2015 compared to the same period in the prior year was primarily due to the retroactive reinstatement of the U.S. research and experimentation credit, foreign exchange losses and the mix of income in certain key foreign jurisdictions, partially offset by discrete charges recognized in the nine months ended March 31, 2015.

As of March 31, 2015 unrecognized tax benefits and the related interest were $45.1 million and $2.5 million, respectively, all of which would affect the tax rate if recognized. During the three months ended March 31, 2015, the change in tax reserves on uncertain tax positions was an increase of $2.1 million and the related interest was an increase of $0.2 million. During the nine months ended March 31, 2015, the change in tax reserves on uncertain tax positions was an increase of $0.9 million and the related interest was an increase of $0.1 million.

We are under examination in various taxing jurisdictions and have received some proposed changes by the German revenue authorities and Internal Revenue Service. Although the final resolution of the proposed adjustments is uncertain, we believe that the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations and cash flows. While we expect the amount of unrecognized tax benefits to change, we are unable to quantify the change at this time.

Financial Condition

Liquidity and Capital Resources

We primarily finance our working capital requirements through cash generated by operations, borrowings under the 2015 Credit Agreement and trade credit. Cash and cash equivalents were $592.4 million at March 31, 2015 compared to $581.3 million at June 30, 2014. During the nine months ended March 31, 2015, our cash and cash equivalents balance increased $11.0 million. The increase in cash was primarily due to net income, net cash provided by operating activities and new net borrowings under the 2015 Credit Agreement, partially offset by payments for acquisitions, capital expenditures, dividends and repurchases of common stock related to share-based compensation arrangements. We also used cash to make investments in our manufacturing facilities, fund product development and meet the working capital needs of our business segments.

We believe that our existing cash and cash equivalents of $592.4 million at March 31, 2015, together with our expected future operating cash flows, and our availability of $602.5 million under the 2015 Credit Agreement, will be sufficient to cover our working capital needs, debt service, income tax payments, capital expenditures, including major investments related to manufacturing and research facilities in emerging markets, acquisitions, purchase commitments, restructuring projects, share buybacks and quarterly dividends for at least the next 12 months. However, subject to market conditions and compliance with the covenants in the 2015 Credit Agreement, we may elect to incur additional indebtedness in the future on terms reasonably acceptable to us, in order to refinance existing indebtedness, improve our liquidity, fund acquisitions, fund dividends, fund share buybacks or for other general corporate purposes. The amount of additional indebtedness that we seek to incur in the future may be material.

Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and maintain access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors beyond our control. We earn a significant amount of our operating income outside the U.S., the majority of which is deemed to be permanently reinvested in foreign jurisdictions. For at least the next 12 months, we have sufficient cash in the U.S., availability under the 2015 Credit Agreement and forecasted domestic cash flow to sustain our operating activities and cash commitments for investing and financing activities, such as quarterly dividends, share buybacks and the repayment of debt. In addition, we expect existing foreign cash and cash equivalents and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months. As of March 31, 2015, Cash and cash equivalents of $282.0 million were held in the U.S. and Cash and cash equivalents of $310.4 million were held by us in foreign jurisdictions. As of June 30, 2014, Cash and cash equivalents of $235.9 million were held in the U.S. and Cash and cash equivalents of $345.4 million were held by us in foreign jurisdictions. Below is a more detailed discussion of our cash flow activities during the nine months ended March 31, 2015 compared to the same period in the prior fiscal year.

Operating Activities

For the nine months ended March 31, 2015, our net cash provided by operations was $305.4 million compared to $325.5 million in the same period in the prior year. The decrease in operating cash flows compared to the same period in the prior year was primarily due to increases in inventories and other current assets and decreases in net derivative assets, partially offset by higher net income, increases in accounts payable, receivables, net, accrued other liabilities and accrued warranties. At March 31, 2015, working capital, excluding cash and short-term debt, was $477.3 million, compared with $431.3 million at June 30, 2014. The increase was primarily due to higher receivables, net, inventory and other current assets balances, partially offset by higher accounts payable and accrued liabilities.

Investing Activities

Net cash used in investing activities was $221.4 million for the nine months ended March 31, 2015, compared to $104.5 million in the same period in the prior year. The increase in net cash used in investing activities compared to the same period in the prior year was primarily due to higher capital expenditures and acquisitions and lower maturities of short-term investments, partially offset by higher proceeds from asset dispositions. Capital expenditures for the nine months ended March 31, 2015 were $108.5 million, in support of new Infotainment and Lifestyle awards, compared to $92.5 million for the same period in the prior year. We expect that capital expenditures as a percentage of sales will remain in line with fiscal year 2014 levels.

Financing Activities

Net cash used in financing activities was $14.5 million in the nine months ended March 31, 2015, compared to $119.6 million used in financing activities in the same period in the prior year. The decrease in cash used in financing activities was primarily due to higher net borrowings under the 2015 Credit Agreement and lower repurchases of common stock, partially offset by lower exercise of stock options, higher repurchases of common stock related to share-based compensation arrangements and lower short-term borrowings.

Credit Agreement

On March 26, 2015 we and Harman KG, entered into the 2015 Credit Agreement with a group of banks. The 2015 Credit Agreement provides for a five-year unsecured multi-currency revolving credit facility in the amount of $1.2 billion (the “Aggregate Commitment”) with availability in currencies other than the United States Dollar of up to $750.0 million. Up to $50.0 million of the Aggregate Commitment is available for letters of credit. Subject to certain conditions set forth in the 2015 Credit Agreement, the Aggregate Commitment may be increased by up to $500.0 million. We may select interest rates for borrowings under the 2015 Credit Agreement equal to (i) LIBO rate plus an applicable margin, (ii) EURIBO rate plus an applicable margin, or (iii) a base rate plus an applicable margin, which in each case is based on our ratings which are established by S&P and Moody’s. We pay a facility fee on the Aggregate Commitment, whether drawn or undrawn, which is also determined based on our ratings which are established by S&P and Moody’s. Any proceeds from borrowings under the 2015 Credit Agreement may be used for general corporate purposes.

The 2015 Credit Agreement includes certain financial condition covenants, including covenants that do not permit us to allow (i) our ratio of consolidated EBITDA to consolidated cash interest expense to be less than 3.5:1.0 or (ii) our ratio of consolidated total debt to consolidated EBITDA to exceed 3.5:1.0, or following certain acquisitions, 4.0:1.0, each calculated as of the end of the applicable fiscal quarter on a rolling four-quarter basis. The terms “consolidated EBITDA,” “consolidated cash interest expense,” and “consolidated total debt” are defined in the 2015 Credit Agreement.

The 2015 Credit Agreement also contains certain negative covenants that limit, among other things, the ability of certain of our subsidiaries to incur debt and our ability and the ability of our subsidiaries to incur liens, make fundamental changes (including selling all or substantially all of our assets), undertake transactions with affiliates and undertake sale and leaseback transactions. The 2015 Credit Agreement is subject to acceleration upon certain specified events of default, including failure to make timely payments, breaches of representations or covenants, or a “change of control”, as such term is defined in the 2015 Credit Agreement.

Upon the signing of the 2015 Credit Agreement, we voluntarily terminated the Old Credit Agreement with a group of banks. No early termination penalties were incurred by us as a result of the termination of the Old Credit Agreement. All of the approximately $4.0 million of letters of credit that were previously outstanding under the Old Credit Agreement were deemed to be issued and outstanding under the 2015 Credit Agreement.

At March 31, 2015, there was approximately $593.4 million of outstanding borrowings, which are included in our Condensed Consolidated Balance Sheet as Borrowings under revolving credit facility and $4.1 million of outstanding letters of credit under the 2015 Credit Agreement. At March 31, 2015, unused available credit under the 2015 Credit Agreement was $602.5 million. In connection with the 2015 Credit Agreement, we incurred $3.0 million of fees and other expenses, which are included within Other assets in our Condensed Consolidated Balance Sheet at March 31, 2015. These costs are amortized over the term of the 2015 Credit Agreement to Interest expense, net in our Condensed Consolidated Statement of Income on a straight-line basis. In addition, during the three and nine months ended March 31, 2015, we wrote off $0.6 million of debt issuance costs to Interest expense, net, associated with the Old Credit Agreement, which represented the portion of these costs that were attributed to the Old Credit Agreement.

At June 30, 2014, there was $300.0 million of outstanding borrowings and approximately $4.6 million of outstanding letters of credit under the revolving credit facility of the Old Credit Agreement and $255.0 million of outstanding borrowings under the five-year unsecured United States Dollar term loan facility (the “Term Facility”) of the Old Credit Agreement, of which $35.6 million is included in our Condensed Consolidated Balance Sheet as Current portion of long-term debt and $219.4 million is classified as Long-term debt. At June 30, 2014, unused available credit under the Old Credit Agreement was $445.4 million.

At March 31, 2015, long-term debt maturing in each of the next five fiscal years and thereafter is as follows:

2015	$0
2016	0
2017	0
2018	0
2019	0
Thereafter	593,473

Total	$593,473

If we do not meet the forecast in our budgets, we could violate our debt covenants and, absent a waiver from our lenders or an amendment to the 2015 Credit Agreement, we could be in default under the 2015 Credit Agreement. As a result, our debt under the 2015 Credit Agreement could become due, which would have a material adverse effect on our financial condition and results of operations. As of March 31, 2015, we were in compliance with all the financial covenants of the 2015 Credit Agreement.

Equity

Total shareholders’ equity at March 31, 2015 was $2.165 billion compared with $1.793 billion at June 30, 2014. The increase is primarily due to higher net income, gains on hedging and the issuance of our common shares for the acquisition of Redbend, partially offset by unfavorable foreign currency translation and dividends to shareholders.

Off-Balance Sheet Arrangements

We utilize off-balance sheet arrangements in our operations when we enter into operating leases for land, buildings and equipment in the normal course of business, which are not included in our Condensed Consolidated Balance Sheets. In addition, we had outstanding letters of credit of $4.1 million and $4.6 million at March 31, 2015 and June 30, 2014, respectively, that were not included in our Condensed Consolidated Balance Sheets.

Approval of Share Buyback Program

On October 28, 2014, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock over the next three years (the “2014 Buyback Program”). The 2014 Buyback Program allows us to purchase shares of our common stock in accordance with applicable securities laws on the open market or through privately negotiated transactions during the authorized three year period. The 2014 Buyback Program may be suspended or discontinued at any time. We will determine the timing and the amount of any repurchases based on an evaluation of market conditions, share price, other growth opportunities and other factors. There were no share repurchases during the three and nine months ended March 31, 2015.

Business Outlook

Our future outlook is largely dependent upon changes in global macroeconomic conditions. We believe that current consumer discretionary spending levels, foreign currency exchange rates, investments in capital expenditure projects, automotive production rates and projected increased take rates for our automotive products, will support our previously announced fiscal 2015 financial guidance in constant currency, in our Infotainment and Lifestyle segments. Our Professional segment primarily sells in U.S. Dollars, making our products more expensive for customers in several global markets. To partially mitigate this impact we have implemented certain discount programs. In addition, some of the geographic markets the Professional segment serves have experienced significant weakness thereby reducing overall market demand. We remain committed to our investment plans in the areas of RD&E and marketing. We also remain committed to pursuing incremental productivity and restructuring programs, which are expected to provide an accelerated rate of earnings growth in future years. Capital expenditures as a percentage of sales are expected to remain in line with fiscal year 2014 levels.

Agreement to Acquire Bang & Olufsen Automotive Car Audio

On March 31, 2015, we entered into an agreement to acquire certain assets of the Bang & Olufsen Automotive audio business (“B&O”), a manufacturer of sound systems available in a wide range of automobiles, including Audi, Aston Martin, BMW and Mercedes Benz, for a purchase price of €145.0 million. We will also make certain payments pursuant to a license agreement for the exclusive license to the B&O and B&O PLAY brands within the automotive industry. The operating results in B&O will be included in our Lifestyle segment. The acquisition is expected to close in fiscal year 2015, subject to customary closing conditions, including regulatory approvals.

Subsequent Events

Harman Finance

On April 21, 2015, Harman Finance International, S.C.A. (“Harman Finance”) was organized under the laws of Luxembourg. Harman Finance is a wholly-owned subsidiary of Harman. Harman Finance was formed so that it may issue from time to time debt securities that will be guaranteed on a full and unconditional basis by Harman (but no other subsidiaries of Harman). Harman Finance is a finance subsidiary and has no assets, operations, revenues or cash flows other than those that may arise relating to the issuance, administration and repayment of any debt securities that it may issue that are guaranteed by Harman.

Dividend Declaration

On April 30, 2015 we declared a cash dividend of $0.33 per share for the quarter ended March 31, 2015. The quarterly dividend will be paid on May 26, 2015 to each stockholder of record as of the close of business on May 11, 2015.

Acquisition of Symphony Teleca Corporation

On April 8, 2015, we acquired all of the outstanding shares of Symphony Teleca Corporation (“STC” or the “STC Acquisition”), a global software services company for an estimated total base purchase price of $734.6 million (the “STC Purchase Price”), of which $499.4 million was paid at closing, consisting of $307.6 in cash, of which $300.0 million was funded through a drawdown on our revolving credit facility and $7.6 million was in cash on hand, and $191.8 million was in shares of our common stock. Approximately $115.6 million of third-party debt was assumed and paid off at closing. We also acquired $62.0 million of cash. The STC Acquisition is also subject to an earn-out which will be based upon the achievement of a calendar year 2015 revenue target. The remainder of the STC Purchase Price, including any additional earn-outs will be paid in cash in the third quarter of fiscal year 2016. The operating results of STC will be included in a new reportable segment titled Services.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are required to include information about potential effects of changes in interest rates and currency exchange rates in our periodic reports filed with the Securities and Exchange Commission. Since June 30, 2014, there have been no material changes in the quantitative or qualitative aspects of our market risk profile. See Item 7A, Quantitative and Qualitative Disclosure About Market Risk included in our 2014 Annual Report.

Interest Rate Sensitivity/Risk

At March 31, 2015, interest on 100 percent of our borrowings was determined on a variable rate basis. The interest rates on the balances of our debt, cash and cash equivalents and short-term investments are subject to changes in U.S. and European short-term interest rates. To assess exposure to interest rate changes, we have performed a sensitivity analysis assuming a hypothetical 100 basis point increase or decrease in interest rates across all outstanding debt and investments. Our analysis indicates that the effect on net income for the nine months ended March 31, 2015 of such an increase or decrease in interest rates would be less than $0.1 million.

Foreign Currency Risk

We maintain significant operations in Germany, Hungary, China, the Netherlands, the United Kingdom, Denmark, Brazil, Austria, Singapore and India. As a result, we are subject to market risks arising from changes in these foreign currency exchange rates, principally the change in the value of the Euro versus the U.S. Dollar. Refer to Note 13 – Derivatives in the Notes to the Condensed Consolidated Financial Statements for additional discussion on our financial risk management.

Changes in currency exchange rates, principally the change in the value of the Euro compared to the U.S. dollar have an impact on our reported results when the financial statements of foreign subsidiaries are translated into U.S. dollars. Approximately 40 percent of our sales are denominated in Euros. The average exchange rate for the Euro versus the U.S. dollar for the nine months ended March 31, 2015 decreased 8.8 percent from the same period in the prior fiscal year.

We presently estimate the effect on fiscal year 2015 income before income taxes, based upon a recent estimate of foreign exchange translation exposure (translating the operating performance of our foreign subsidiaries into U.S. Dollars), of a uniform strengthening or weakening of the U.S. Dollar by 10 percent, would be to increase or decrease income before income taxes by approximately $12.3 million for the nine months ended March 31, 2015.

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

Interpretive guidance issued by the SEC staff permits the exclusion of an evaluation of the effectiveness of a registrant’s disclosure controls and procedures as they relate to the internal control over financial reporting for acquired businesses during the first year following such acquisition. As discussed in Note 2 - Acquisitions in the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 and in Note 23 – Acquisitions in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, we completed the acquisitions of: (1) S1nn GmbH & Co. KG in February 2015, (2) Red Bend Ltd. in February 2015, (3) AMX LLC and AMX Holding Corporation in June 2014 and (4) substantially all of the assets of Verto Medical Solutions LLC, d/b/a yurbuds and its wholly-owned subsidiary in June 2014 (collectively the “Acquired Businesses”). The Acquired Businesses had total assets representing three percent of consolidated assets, and total revenues representing two percent and one percent of consolidated revenues, included in our consolidated financial statements as of and for three and nine months ended March 31, 2015, respectively. Management’s evaluation and conclusion as to the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q excludes any evaluation of the internal control over financial reporting of the Acquired Businesses.

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

During the three months ended March 31, 2015, we issued 839,287 shares of common stock from treasury stock to shareholders of Red Bend Ltd. (“Redbend”), in connection with our acquisition of Redbend on February 26, 2015, at a price per share of $41.81 and an aggregate value of approximately $35.1 million. The price per share was calculated using the average cost of the amount in treasury stock. The issuance of shares of common stock was made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), Rule 506 of Regulation D promulgated under the Securities Act and Regulation S promulgated under the Securities Act, where a representation was provided by such shareholder as to its status as an “accredited investor” as defined in Rule 501 of Regulation D promulgated under the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger, dated January 22, 2015, by and among Symphony Teleca Corporation, Harman International Industries, Incorporated, Sabita Sub, Inc., and Symphony Technology Group, L.L.C., solely in its capacity as Representative of the security holders of Symphony Teleca (Filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 26, 2015).

2.2	Form of Rollover Agreement (Filed as Exhibit 2.2 to the Current Report on Form 8-K filed with the SEC on January 26, 2015).

10.1	Employment offer letter dated January 16, 2015 between Harman International Industries, Incorporated and Sanjay Dhawan.±*

10.2	Form of Severance Agreement between Harman International Industries, Incorporated and certain executive officers of Harman International Industries, Incorporated (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 19, 2015 and hereby incorporated by reference).*

10.3	Form of Change in Control Severance Agreement between Harman International Industries, Incorporated and certain executive officers of Harman International Industries, Incorporated (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 19, 2015 and hereby incorporated by reference).*

10.4	Form of Restricted Share Unit Agreement for Non-Officer Directors (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 26, 2015 and hereby incorporated by reference).*

10.5	Multi-Currency Credit Agreement by and among Harman International Industries, Incorporated, Harman Holding GmbH & Co. KG, J.P. Morgan Securities LLC, HSBC Bank USA, N.A., UniCredit Capital Markets LLC, Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and bookrunners, JPMorgan Chase Bank, N.A., as administrative agent, HSBC Bank USA, N.A., UniCredit Capital Markets LLC, Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agents, Citizens Bank, N.A., TD Bank, National Association and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as documentation agents, and the other banks and financial institutions party thereto, dated as of March 26, 2015 (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 27, 2015 and hereby incorporated by reference).

31.1	Certification of Dinesh C. Paliwal pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ±

31.2	Certification of Sandra E. Rowland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ±

32.1	Certification of Dinesh C. Paliwal and Sandra E. Rowland, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ±

101.INS	XBRL Instance Document. ±

101.SCH	XBRL Taxonomy Extension Schema. ±

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. ±

101.DEF	XBRL Taxonomy Extension Definition Linkbase. ±

101.LAB	XBRL Taxonomy Extension Label Linkbase. ±

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. ±

±	Filed electronically herewith.
*	Management contract, compensatory plan or arrangement.

Attached as Exhibit 101 to this report are the following financial information formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2015 and June 30, 2014, (ii) Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2015 and 2014 and (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harman International Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harman International Industries, Incorporated

Date: April 30, 2015	By:	/s/ SANDRA E. ROWLAND
Sandra E. Rowland
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)