Form 10-K
period 2015-06-30
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2015-08-07
CIK 800459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was $7,273,559,193 based upon the closing price of the shares on the New York Stock Exchange on that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 71,171,673 shares of common stock, par value $.01 per share, as of July 31, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

1

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

You should carefully consider the risks described below and the other information in this report because they identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Our operating results may fluctuate significantly and may not meet our expectations or those of securities analysts or investors. The price of our stock would likely decline if this occurs. Factors that may cause fluctuations in our operating results include, but are not limited to, the following:

•	our ability to maintain profitability if there are delays in our product launches or increased pricing pressure from our customers;

•	the loss of one or more significant customers, the loss of a significant platform with an automotive customer or the in-sourcing of certain services by our automotive customers;

•	fluctuations in currency exchange rates, particularly with respect to the value of the U.S. Dollar and the Euro;

•	fluctuations in the price and supply of raw materials including, without limitation, petroleum, copper, steel, aluminum, synthetic resins, rare metals and rare-earth minerals, or shortages of materials, parts and components;

•	the inability of our suppliers to deliver products at the scheduled rate and disruptions arising in connection therewith;

•	our ability to maintain a competitive technological advantage through innovation and leading product designs;

•	our ability to integrate successfully our recently completed and future acquisitions;

•	our ability to attract and retain qualified senior management and to prepare and implement an appropriate succession plan for our critical organizational positions; and

•	our failure to maintain the value of our brands and implementing a sufficient brand protection program.

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. As a result, the foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission. For additional information regarding certain factors that may cause our actual results to differ from those expected or anticipated see the information under the caption “Risk Factors” which is located in Item 1A of Part I of this report. We undertake no obligation to publicly update or revise any forward-looking statement (except as required by law). This report also makes reference to our awarded business, which represents the estimated future lifetime net sales for all customers. Our future awarded business does not represent firm customer orders. We report our awarded business primarily based on written award letters from our customers. To validate these awards, we use various assumptions including global vehicle production forecasts, customer take rates for our products, revisions to product life-cycle estimates and the impact of annual price reductions and exchange rates, among other factors. These assumptions are updated and reported externally on an annual basis.

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

Our Company

We believe we are a leader in the design and engineering of connected products and solutions for automakers, consumers and enterprises worldwide, including audio systems, visual products, enterprise automation solutions and connected services. We have developed, both internally and through a series of strategic acquisitions, a broad range of product offerings sold under renowned brand names in our principal markets. Our AKG®, AMX®, Crown®, Harman/Kardon®, Infinity®, JBL®, JBL Professional, Lexicon®, Mark Levinson®, Martin®, Revel®, Soundcraft® and Studer® brand names are well known worldwide for premium quality and performance. Our software solutions power mobile devices and systems that are designed to be connected, integrated, personalized and adaptive across all platforms, from work and home, to car and mobile.

Infotainment

Our Infotainment segment designs, manufactures and markets infotainment systems for vehicle applications to be installed primarily as original equipment by automotive manufacturers. We are committed to enhancing the driving experience through technologically advanced solutions for entertainment, information and safety. Our premium scalable infotainment platforms deliver enhanced and connected capabilities to the car, including intelligent high-performance navigation with embedded solutions for wireless upgradeability, multimedia, premium entertainment, on-board and off-board connectivity and active safety systems. Our new intelligent connected navigation system enables a new generation of driver usability and feature functionality, including navigation solutions with over-the-air updates offering drivers better route instructions, more accurate and up-to-date navigation data and integrated features for a safer and more intuitive experience. Global customers for our infotainment systems include BMW, Daimler, Fiat Chrysler Automobiles, Geely, General Motors, Hyundai, Qoros, Subaru, Suzuki, TATA, Toyota/Lexus, Ssangyong, the Volkswagen Group and Yamaha. We also produce a Harman/Kardon branded infotainment system for Harley-Davidson touring motorcycles.

Lifestyle

Our Lifestyle segment designs, manufactures and markets car audio systems for vehicle applications to be installed primarily as original equipment by automotive manufacturers, as well as a wide range of mid-to high-end loudspeaker and electronics for home, multimedia and mobile applications. We believe that we continue to redefine audio excellence for the home, the car and on-the-go listening. Our Lifestyle products are marketed worldwide under renowned brand names including AKG, Harman/Kardon, Infinity, JBL, JBL Professional, Lexicon, Mark Levinson and Revel. We also have rights to use the Bowers & Wilkins, Bang & Olufsen and Canton brand names within the automotive space. Global customers for our premium car audio systems include Aston Martin, BMW, Brilliance, Chang’an, Daimler, Dongfeng, Fiat Chrysler Automobiles, Ford, Geely, General Motors, Great Wall, Hyundai, McLaren, PSA Peugeot Citroën, SAIC, Subaru, Tesla, Toyota/Lexus and the Volkswagen Group. Our car audio products feature innovative technologies such as Clari-Fi™, HALOsonic™ and Quantum Logic Surround™.

Home applications include dedicated home audio and theater systems, as well as distribution systems that provide multi-zone high-quality audio and video. Multimedia applications comprise a wide-range of headphones, computer-embedded audio and branded portable wireless speakers. Aftermarket mobile products include speakers, amplifiers and digital signal processors that deliver high-quality in-car audio. Our home audio products are sold in specialty audio stores, Harman stores, mass-market retail stores such as Apple, Best Buy, Target, Media Markt and Fnac and through online retailers such as Amazon.com and Harmanaudio.com.

Professional

Our Professional segment designs, manufactures and markets an extensive range of audio, lighting, video and control and automation solutions for commercial, enterprise and public space applications, including concert halls, stadiums, airports, conference centers, educational institutions, command centers and houses of worship. We design products for recording, broadcast, cinema and music reproduction applications such as loudspeakers, power amplifiers, digital signal processors, microphones, headphones and mixing consoles. We also provide high-quality products to the sound reinforcement, music instrument support and broadcast and recording segments of the professional audio market. Our Professional audio products are used in prestigious venues and at important events such as the GRAMMY® Awards, the Emmy® Awards, the Super Bowl®, the Oscars®, the MTV® Video Music Awards, the Country Music Awards®, Olympic Stadium in Beijing and Yankee Stadium.

In addition, our Professional segment offers solutions that simplify the way people interact with technology and solves the complexity of managing this technology with scalable systems. These products span control and automation, system-wide switching and audio and video signal distribution, as well as digital signage and technology management. We provide turnkey system solutions that offer the customer improved performance, reliability, ease of installation and use, as well reduced environmental impact. We also provide full lighting solutions for the entertainment, architectural and commercial sectors. Our Professional segment products are marketed globally under a number of brand names, including AKG, AMX, Crown, JBL Professional, Lexicon, Martin, Soundcraft and Studer.

Services

Our Services segment was formed in April 2015 with the acquisition of Symphony Teleca Corporation (“STC”). The acquisition of STC included more than 8,000 employees, predominantly software engineers and designers. Our Services segment creates innovative software solutions that integrate design, mobility, cloud and analytics and brings the benefits of the connected world to the automotive, retail, mobile, healthcare, media and consumer electronics markets. The Services segment offers services and solutions in order to help customers understand and visualize their data so they can make faster and more informed decisions, cloud-enable their business, support technical agility and exploit omni-channel strategies. Our Services segment customers include Adobe Systems, Comcast, Google, Intel, Jaguar Land Rover, Microsoft, Tesco, Verizon and Sirius/XM Radio.

Other

Other includes compensation, benefits and occupancy costs for corporate employees, net of reporting segment allocations, expenses associated with new technology innovation and our corporate brand identity campaign and the operations of Red Bend Ltd. (“Redbend”) from the February 26, 2015 acquisition date. Redbend provides virtualization technologies for cyber security and advanced over-the-air solutions to automotive manufacturers, handset manufacturers and mobile carriers.

Results of Operations

Our results of operations depend on our sales in the infotainment, car audio, home audio, professional and services industries. Our products and services are sold worldwide, the largest markets of which are the United States and Germany.

Our Strengths

World-class brand portfolio

We believe that our brands and the innovative technologies they represent, many of which Harman pioneered, have helped establish our Company as a leader in the primary markets we serve. We have successfully leveraged our brands across our Infotainment, Lifestyle, Professional and Services segments to increase awareness and build brand equity to the benefit of all of the markets we serve.

Innovation and technological expertise

We believe that our technological innovation, the quality of our products and services and our reputation for on-time delivery have resulted in Harman being awarded a substantial amount of Infotainment and Lifestyle automotive business. As of June 30, 2015, we have a cumulative estimated $23.0 billion of future awarded Infotainment and Lifestyle automotive business, which represents the estimated future lifetime net sales for all customers. This amount does not represent firm customer orders. We report our awarded business primarily based on written award letters from our customers. To validate these awards, we use various assumptions including global vehicle production forecasts, customer take-rates for our products, revisions to product life-cycle estimates and the impact of annual price reductions and exchange rates, among other factors. These assumptions are updated and reported externally on an annual basis. We believe our future awarded automotive business will position us well for follow-on and new business with these existing customers.

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

Our Growth Strategy

Continued growth through innovation

We are focused on designing and developing products, solutions and software services for automakers, consumers, and enterprises worldwide.

We believe we can grow our business with automotive manufacturers through an increase in the number of models offering our audio and infotainment systems, increases in per-vehicle content through the provision of integrated infotainment and premium branded audio systems, higher penetration levels of high-level audio and infotainment systems within existing models, by providing systems that will continue to integrate advanced driver assistance and safety measures as they evolve and by introducing software services through over-the-air updates.

We have developed advanced solutions for the connected car with our next-generation scalable infotainment platform based on innovative system architecture that offers rapid development of connected car apps and advanced safety features. We have started integrating smart apps like Apple CarPlayTM, Google Automotive LinkTM and China’s Baidu CarLife into our infotainment systems.

We have developed entry-level and mid-range infotainment systems that we believe will deliver industry-leading performance at an affordable price that will allow us to penetrate the emerging entry-level and mid-range automotive market. We have developed, through our GreenEdgeTM initiative, environmentally friendly technologies to reduce power consumption and product weight, a growing area of opportunity for environmentally conscious customers.

We are also extending our acoustic expertise beyond premium car audio with our new Individual Sound Zones (“ISZ”) technology, which we expect will be available in fiscal year 2016. ISZ enables drivers and passengers to create sonic zones between individuals for the ultimate personalized car audio experience.

Continued growth through acquisitions

On April 8, 2015 (the “STC Acquisition Date”), we acquired all of the outstanding shares of STC, a global software services company that provides software engineering and integration services. We believe that the acquisition of STC is a transformative step for Harman that provides us with immediate advantages in software services. With the addition of cloud, mobility and analytics competencies, we believe we will be able to accelerate the development of solutions for the connected car and for a broader set of industries and markets. We are integrating STC into our newly-formed Services segment. The operating results of STC are included in our consolidated financial statements from the STC Acquisition Date within our newly-formed Services segment.

On June 1, 2015 (the “B&O Acquisition Date”), we acquired certain automotive assets and liabilities of Bang & Olufsen A/S (“B&O”), a developer of home audio systems and car audio solutions for global customers such as Aston Martin, BMW, Daimler and the Volkswagen Group, as well as, a perpetual, exclusive license to use the Bang & Olufsen and B&O Play trademarks in the automotive space. Bang & Olufsen is a distinctive brand that complements our existing premium branded offerings. As of June 30, 2015, the acquisition of certain automotive assets of B&O was being reviewed by the UK Competition and Markets Authority (the “UK CMA”). In connection with this review, the UK CMA issued an order preventing us from proceeding with the integration of the acquired B&O automotive assets into Harman, with certain exceptions, until such time as they have rendered a decision in the matter. On August 5, 2015, the UK CMA revoked the order preventing us from integrating the acquired assets and we intend to complete the integration of the acquired B&O automotive assets into our existing premium branded offerings in car audio within our Lifestyle segment. The operating results of the acquired B&O automotive assets are included in our consolidated financial statements from the B&O Acquisition Date within our Lifestyle segment.

On February 26, 2015 (the “Redbend Acquisition Date”), Harman Becker Automotive Systems Manufacturing Kft, our indirect wholly-owned subsidiary, acquired all of the outstanding shares of Redbend, a provider of software management technology for connected devices, over-the-air software and firmware upgrading services. Building upon Redbend’s strength in the mobile and carrier markets, we are planning on accelerating Redbend’s growth in the automotive space to position Redbend software as the de facto standard for over-the-air software services for mobile devices and automotive applications. Redbend serves handset manufacturers and mobile carriers around the world, including HTC, Motorola, Samsung and Sony. Redbend’s sophisticated software systems are included in a steadily increasing number of integrated devices and manage updates for firmware, middleware and third party apps. The operating results of Redbend are included in our consolidated financial statements from the Redbend Acquisition Date within our Other segment.

On February 1, 2015 (the “S1nn Acquisition Date”), Harman Becker Automotive Systems GmbH (“HBAS”), our indirect wholly-owned subsidiary, acquired all of the issued and outstanding shares of S1nn GmbH & Co. KG (“S1nn”), a developer of infotainment systems, connectivity and car audio solutions. S1nn provides a range of technology and system integration solutions and software application services to top tier automotive companies, such as Tesla Motors and the Volkswagen Group. The operating results of S1nn are included in our consolidated financial statements from the S1nn Acquisition Date within our Infotainment and Lifestyle segments.

On June 10, 2015 (the “SVSI Acquisition Date”), Harman Professional, Inc., our wholly-owned subsidiary, acquired all of the issued and outstanding shares of Southern Vision Systems, Inc. (“SVSI”), a developer, manufacturer and marketer of audio/video over internet protocol products and services. On December 30, 2014 (the “IPSG/VFX Acquisition Date”), Harman International Industries Pty. Ltd., our indirect wholly-owned subsidiary, acquired all of the outstanding shares of I.P.S.G. International Product Solution Group Pty Ltd and

VFX Systems Pty Ltd (collectively “IPSG/VFX”), a developer, manufacturer and distributor of audio products. We are integrating the products and the technology purchased from these acquisitions into our product offerings within our Professional segment. The operating results of SVSI and IPSG/VFX are included in our consolidated financial statements from the SVSI Acquisition Date and the IPSG/VFX Acquisition Date, respectively, within our Professional segment.

Expansion into emerging markets

We believe significant opportunities continue to exist to grow our business in all of our business segments in emerging markets, particularly in Brazil, Russia, India and China (“BRIC”). Our BRIC revenue has continued to grow over the last four years, and we expect our market share to continue to grow significantly in the BRIC countries. We have repositioned our research and development and production capabilities and have developed distribution channels to be able to meet the demand for our products in these markets.

Products

Infotainment

We believe that we are a leader in the development and manufacture of high-quality, digitally-integrated infotainment systems for automobiles. In recent years, the automotive industry has experienced increased demand for information and entertainment in automotive vehicles. We have developed leading technical competencies to address this demand. In fiscal year 2015, we supplied infotainment systems for vehicles manufactured by BMW, Daimler, Fiat Chrysler Automobiles, Geely, General Motors, Hyundai, Qoros, Subaru, Suzuki, TATA, Toyota/Lexus, Ssangyong, the Volkswagen Group and Yamaha. We also produce a Harman/Kardon branded infotainment system for Harley-Davidson touring motorcycles.

Lifestyle

We believe that we are a leader in the development and manufacture of high-quality, high-fidelity, digitally-integrated premium branded audio systems and components for automobiles. We continue to leverage our expertise in the design and manufacture of premium branded audio systems and components, as well as our reputation for quality associated with our brand names. As a result of our well-established relationships with automobile manufacturers, our engineers are engaged early in the vehicle design process to develop systems that optimize acoustic performance and minimize weight and space requirements. We supply branded car audio systems and components using our portfolio of brand names including Harman/Kardon, Infinity, JBL, JBL Professional, Lexicon, Mark Levinson and Revel for vehicles manufactured by Aston Martin, BMW, Brilliance, Chang’an, Daimler, Dongfeng, Fiat Chrysler Automobiles, Ford, Geely, General Motors, Great Wall, Hyundai, McLaren, PSA Peugeot Citroën, SAIC, Subaru, Tesla, Toyota/Lexus and the Volkswagen Group. We also have an exclusive license with Bowers & Wilkins to develop, manufacture, sell and service premium car audio systems under the Bowers & Wilkins brand name. We also have rights to use the Canton brand name within the automotive space. In connection with the acquisition of certain automotive assets of B&O, in June 2015, we also added Bang & Olufsen and B&O Play to our premium car audio brand portfolio.

We manufacture loudspeakers under the Harman/Kardon, Infinity, JBL and Revel brand names for the home audio market. These loudspeaker lines include models designed for two-channel stereo and multi-channel surround sound applications for the home in a wide range of performance choices. The JBL and Infinity product lines also include car loudspeakers, subwoofers, amplifiers and digital signal processors sold in the mobile aftermarket. The JBL and Infinity products also include marine speakers.

We also offer a broad range of home audio electronics under the Harman/Kardon, Lexicon, and Mark Levinson brand names. Our Harman/Kardon home electronics line includes audio/video receivers featuring surround sound processing capabilities and multi-channel amplifiers, Blu-ray DVD players and CD players. We design high-end home audio electronics, including amplifiers, digital signal processors, multi format digital media players and transports and surround sound processors that we market under the renowned Mark Levinson and Lexicon brands. In the multimedia markets, we sell headphones, computer-embedded audio and branded portable wireless speakers under the AKG, JBL, Harman/Kardon and Infinity brand names.

Professional

Our professional products include loudspeakers, electronic equipment, video and control solutions and lighting solutions that are marketed under what we believe are some of the most respected brand names in the industry. The professional market is increasingly moving to digital technology and we believe that we are a leader in this market. Our Professional segment derives value from our ability to share research and development, engineering talent, technical expertise and other digital resources among our business units. Loudspeakers, power amplifiers, digital signal processors, mixing consoles, microphones, headphones, lighting, video and control and automation solutions equipment each have substantial digital engineering resources and work together to achieve common goals.

Our professional loudspeakers are well known for high quality and superior sound. JBL branded products include studio monitors, loudspeaker systems, powered loudspeakers, sound reinforcement systems, cinema systems, surround sound systems, industrial loudspeakers and electro-acoustic software-based directivity control steerable speaker columns. Our professional branded products include line arrays, screen and portable systems and related technologies for public sound reinforcement.

Our professional electronic audio products are recognized for high quality and reliability. We market these products on a worldwide basis under various trademarks, including AKG, Crown, Lexicon, Soundcraft and Studer.

We believe the integration of loudspeakers and electronics enhances our ability to provide complete systems solutions to the professional audio market. As such, we produce professional microphones and headphones under the AKG brand name, amplifiers under the Crown brand name, sound mixing consoles under the Soundcraft and Studer brand names, and signal processing products, equalizers, and special effects devices under the Lexicon brand name.

With our HiQnet® network protocol we can configure, connect and control a complete professional sound system from microphone to speaker on one unified digital network. This system provides enhanced productivity and facilitates real-time problem diagnosis and correction from a central location.

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

Services

Our Services segment creates innovative software solutions that integrate design, mobility, cloud and analytics and brings the benefits of the connected world to the automotive, retail, mobile, healthcare, media and consumer electronics markets.

Manufacturing

We believe that our manufacturing capabilities are essential to maintaining and improving product quality and performance. Our manufacturing facilities are located in North America, Europe, Asia and South America. Our facilities have been designed to emphasize worker safety and compliance with environmental, health and safety regulations.

Our manufacturing facilities for our Infotainment segment are located in Hungary, Mexico, China, India, Brazil and the U.S. These facilities are used to manufacture infotainment systems.

Our manufacturing facilities for our Lifestyle segment are located in Hungary, Mexico, China, India and the U.S. These facilities are used to manufacture our car audio systems. Our Lifestyle segment primarily uses original design manufacturers for the manufacture of its home audio products to generate cost efficiencies, deliver products faster and better serve our customers. These manufacturers are primarily based in China. We also have a facility in Brazil that produces aftermarket mobile products.

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

Distribution Channels

Infotainment

We primarily sell our infotainment systems directly to automobile manufacturers in the U.S., Europe, Japan, South Korea, China and India, where they are installed as original equipment.

Lifestyle

We primarily sell our Lifestyle car audio systems directly to automobile manufacturers in the U.S., Europe, India, Japan, China and South Korea, where they are installed as original equipment. In both our foreign and domestic markets, we sell our Lifestyle home audio products to dealers who sell directly to the end user and to distributors who resell our products to retailers. We market our products as one brand to the ultimate consumer who chooses what brand of sound system to purchase for their home or their automobile. Our goal is to make Harman brands the preferred brand in both home and car audio applications. Home, multimedia and mobile aftermarket products are offered through specialty audio stores, discount stores, Harman stores, mass-market retail stores and through online retailers including our website Harmanaudio.com. Automotive and computer manufacturers also offer our branded audio products as options.

Professional

In the U.S. we primarily sell our audio products to dealers via manufacturer’s representatives. Outside the U.S. we sell primarily to distributors. Manufacturer’s representatives are paid sales agents and distributors buy and hold the inventory and sell directly to dealers in their markets. Both manufacturer’s representatives and distributors have a defined geographic region. In the broadcast and recording market, we primarily solicit business directly with the end users. We also sell our professional products in retail stores and direct to customers over the Internet. For lighting solutions, we sell directly to the end user in the U.S. and most of Europe. In other countries, our lighting solutions are sold through a distributor network. These distributors deal with either end users or other dealers within their own markets. Our video and control and automation solutions are primarily sold through third parties including dealers, consultants, architects and systems integrators in the U.S. through a distributor network in other countries.

Services

Our Services segment is a global provider of product engineering outsourcing services with software development and market analytics services groups located in India, Russia and the Ukraine. Our Services segment revenues are derived from commercial software services, primarily sold via our internal sales force, directly to the customer.

Trademarks and Patents

We market our products under numerous brand names that are protected by both pending and registered trademarks around the world. Our trademark registrations cover use of trademark rights in connection with various products, such as loudspeakers, speaker systems, speaker system components and other electrical and electronic devices. We have registered or taken other protective measures for many of these trademarks in substantially all major industrialized countries. As of June 30, 2015, we had 2,281 trademark registrations and 360 pending trademark applications around the world.

We have a history of innovation and, with more than 3,456 patents and 2,211 pending patent applications at June 30, 2015, covering various audio, infotainment and software technologies and products, we continue to take our technology and products into new areas. While we consider our patents on the whole to be important, we do not consider any single patent, any group of related patents or any single license essential to our operations in the aggregate. The expiration of the patents individually and in the aggregate would not have a material adverse effect on our financial condition or results of operations.

Seasonality

We experience seasonal fluctuations in sales and earnings. Historically, our first fiscal quarter ending September 30th is generally the weakest due to automotive model year changeovers and the summer holidays in Europe. Sales of our Lifestyle home audio products are generally significantly higher in the second quarter of our fiscal year, due to increased demand for these products during the holiday buying season. Our sales and earnings also vary due to the timing of the release of new products, customer acceptance of our products, product offerings by our competitors and general economic conditions. Our video and control and automation solutions business also experiences seasonality with sales being historically low during the third quarter of our fiscal year.

Key Customers/Industry Concentration

We are subject to various risks related to our dependence on key customers. Net sales to BMW, Fiat Chrysler Automobiles, the Volkswagen Group and Toyota/Lexus accounted for 15 percent, 14 percent, 11 percent and 6 percent, respectively, of our total consolidated net sales for the fiscal year ended June 30, 2015. Accounts receivable, net due from BMW, Fiat Chrysler Automobiles, The Volkswagen Group and Toyota/Lexus accounted for 9 percent, 14 percent, 7 percent and 3 percent, respectively, of total consolidated accounts receivable, net at June 30, 2015. We anticipate that BMW, Fiat Chrysler Automobiles the Volkswagen Group and Toyota/Lexus will continue to account for a significant portion of our net sales and accounts receivable, net for the foreseeable future.

For the fiscal year ended June 30, 2015, approximately 68 percent of our net sales were to automobile manufacturers. Our automotive customers are not contractually obligated to any long-term purchase of our products. The loss of BMW, Fiat Chrysler Automobiles, the Volkswagen Group, Toyota/Lexus, or any of our other significant automotive customers would have a material adverse effect on our consolidated net sales, results of operations and financial condition.

Backlog Orders

We manufacture our infotainment and car audio systems on a just-in-time basis. We maintain sufficient inventories of finished goods to promptly meet customer orders for our Lifestyle home audio and Professional segment customers. As a result, we do not consider the level of backlog to be an important indication of our future performance. Our backlog was approximately $79.6 million at June 30, 2015. We expect to deliver these products within the next 12 months.

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

Competition

The industries that we serve are fragmented and competitive and include numerous service providers and manufacturers offering services and products that vary widely in price, quality and distribution methods.

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

Lifestyle

In the car audio market, we compete with Bose, Pioneer ASK, Foster Electric, Delphi and Panasonic in the sale of audio systems to automotive manufacturers. We believe our competitive position is enhanced by our technical expertise in designing and integrating audio systems uniquely adapted to the specific requirements of each automobile model. In the automobile after-market category we compete against speaker/amplifier brands such as Rockford Fosgate, Polk Audio and MTX and full range brands such as Alpine, Kenwood, Pioneer and Sony.

In the home audio market, principal competitors in the loudspeaker market include Bose, Klipsch, Polk Audio, Bowers & Wilkins, Sonos and Boston Acoustics. Competition in the home audio and home electronics market remains intense and is dominated by large Asian manufacturers such as Yamaha, Sony, Denon, Onkyo, Pioneer and Marantz. We also compete in the luxury electronics market with our Mark Levinson and Lexicon brands. Our principal competitors in this high-end market include Krell, McIntosh, Audio Research, Meridian, Linn, Bang & Olufsen and Classe.

In the multimedia market, we supply retailers with JBL and Harman/Kardon speaker systems for tablets, smart phones and MP3 players. Our principal competitors for these products are Bose, Altec Lansing, Klipsch, iHome, Bowers & Wilkins and Philips. We also offer Harman/Kardon and JBL speaker systems to personal computer retailers. In this market, our principal competitors are Creative Labs, Altec Lansing, Logitech, Klipsch and Cyber Acoustics. We sell headphones online and through various retailers. Our principal competitors for these products are Beats, Pioneer, Sony, Bowers & Wilkins, Apple, Skullcandy, Sennheiser and Bose. The home audio and multimedia markets are characterized by the short life cycle of products and a need for continuous design and development efforts.

Professional

The market for professional sound systems is highly competitive. We believe that we have historically held a leading market position in the professional loudspeaker market and have complemented our professional loudspeaker line by adding digital professional electronic products, broadcast and recording equipment, lighting solutions and video and control automation solutions. We compete by utilizing our ability to provide systems solutions to meet the complete audio requirements of our professional customers. With our HiQnet networking protocol software, our professional brand products can communicate and operate together. We offer products for most professional audio applications.

Our principal competitors in the sound reinforcement market include Telex, Electro Voice, Mackie, QSC, Meyer Sound Laboratories, Sennheiser, Peavey, Shure, Audio Technica and Yamaha. Principal competitors in the recording and broadcast markets include Yamaha, Sennheiser, Loud Technologies, Inc., Lawo, Harris Corporation, DigiDesign/M-Audio, Genelec, KRK, Stagetec and Sony. Our competitors in the industrial and architectural sound market include Siemens, Peavey and Tannoy. Our competitors in the lighting market include Barco, Chauvet Lighting, Clay Paky, Elation, JB Lighting, Robe Lighting and Vari-Lite. Our competitors in video and control and automation solutions include Leviton, Extron, Control4, Simtrol and Crestron.

Services

In our Services segment, we compete with a wide range of global and regionally-based companies such as Tata Consultancy Services Limited, Cognizant Technology Solutions, the Aricent Group and WiPro Limited. The specific nature of who we compete with depends on the market segment being served and the specific customer requirements. We believe our market standing and competitive advantages are anchored in our unique combination of design, embedded, cloud and analytical core competencies, together with a strategy of providing large scale off-shore development and local front-end centers in key geographies that enable a customer-centric delivery model.

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

Research and Development

We believe that continued investment in product research and development is critical to our success. Net expenditures for research and development were $380.2 million, $343.8 million and $285.3 million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively. We expect to continue to devote significant resources to research and development to sustain our competitive position.

Number of Employees

At June 30, 2015, we had approximately 24,197 full-time employees, including 6,793 employees located in North America and 17,404 employees located outside of North America.

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

Subsequent Events

Dividend Declaration

On August 4, 2015, we declared a cash dividend of $0.35 per share for the quarter ended June 30, 2015. The quarterly dividend will be paid on August 28, 2015 to each stockholder of record as of the close of business on August 14, 2015.

Website Information

Our corporate website is located at www.harman.com. We make available free of charge on our investor relations website under “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”). Our website also provides access to reports filed by our directors, executive officers and certain significant stockholders pursuant to Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, our Corporate Governance Guidelines, Codes of Ethics and Business Conduct, and the charters for the three committees of our Board of Directors are available on our website. The information on our website is not incorporated by reference into this report. In addition, the SEC maintains a website, www.sec.gov that contains reports, proxy and information statements and other information that we file electronically with the SEC.

Item 1A.	Risk Factors

In addition to the other information included in this report, you should carefully consider the risk factors described below.

Decreased demand and pricing pressure from our customers in the automotive industry or bankruptcy of a significant automotive customer could have a material adverse effect on our liquidity, financial condition and results of operations.

For the fiscal year ended June 30, 2015, approximately 68 percent of our sales were to automobile manufacturers. As a result, our financial performance depends, in large part, on conditions in the automotive industry, which is highly dependent on general economic conditions and periodically has experienced significant difficulty. As a result, we have experienced, and may continue to experience, reductions in orders from our original equipment manufacturer customers. If one or more of our significant automotive customers experiences, or continues to experience, increased financial difficulty, including bankruptcy, as a result of a prolonged economic downturn or otherwise, this would have a further adverse effect on our business due to further decreased demand, the potential inability of these companies to make full payment on amounts owed to us, or both. As part of the bankruptcy process, our pre-petition receivables may not be realized, customer manufacturing sites may be closed or contracts voided. The bankruptcy of a major customer could have a material adverse effect on our liquidity, financial condition and results of operations.

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

Our sales are dependent on discretionary spending by consumers, which could be materially adversely impacted by economic conditions affecting disposable consumer income and retail sales. In addition, our sales of audio, electronic and infotainment products to automotive customers are dependent on the overall success of the automotive industry, and of premium automobiles in particular, as well as the willingness of automobile purchasers to pay for the option of a premium branded car audio system or a multi-function digital infotainment system. Global demand for, and production of, premium vehicles, including certain vehicle models that incorporate our products, could decline in a difficult economic environment. This decline could have a negative impact on our results of operations.

We have significant operations in Europe which may be adversely impacted by the continued economic challenges in Europe.

The global economic recession that began in 2008 resulted in significantly lower demand and decreased profitability across all of our segments and major markets. While North America and Asia have shown an improved, but somewhat uneven recovery, Europe remains stagnant with continued economic and financial challenges. Recent events in Europe have elevated concerns that macroeconomic conditions will worsen and economic recovery will be delayed. If weak economic conditions persist or worsen, there could be a number of negative effects on our business, including our customers or potential customers reducing or delaying orders, the insolvency of one or more of our key suppliers, which could result in production delays, and our customers being unable to obtain credit. Approximately 32 percent of our sales in fiscal year 2015 were made to end consumers in Europe. Should conditions worsen in these markets, customer demand for our products may deteriorate which would have a negative impact on our results of operations.

A significant portion of our sales are denominated in Euros, which sales may be adversely impacted by the eurozone crisis.

Approximately 39 percent of our sales in fiscal year 2015 were denominated in Euros. Certain eurozone countries in which we operate have received financial aid packages from the European Union in the form of loans and restructuring of their sovereign debt and have introduced comprehensive fiscal austerity measures. If dissolution and replacement of the Euro currency and the potential reintroduction of individual European Union currencies should occur as a result of the continued eurozone crisis, it could have a negative impact on our results of operations and could expose us to increased foreign exchange risk.

The macroeconomic environment may adversely affect consumer spending patterns and the availability and cost of credit.

Our ability to make scheduled payments or to refinance our obligations with respect to indebtedness will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions. Disruptions in the financial markets, including the bankruptcy and restructuring of major financial institutions, may adversely impact the availability and cost of credit in the future. The historical disruptions in the financial markets that occurred within the past seven years continue to have an adverse effect on the global economy, which has negatively impacted consumer spending patterns. This may result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit.

We may not realize sales represented by awarded business.

Our current estimate of $23.0 billion of awarded business at June 30, 2015 in our Infotainment and Lifestyle segments is calculated using certain assumptions from our customers, including projected future sales volumes with respect to the applicable platforms. Orders from our customers with respect to these platforms are not made pursuant to contractual obligations and our customers can terminate arrangements with us at any time without penalty. Therefore, our actual platform sales volumes, and thus the ultimate amount of revenue that we derive from such platforms, are not committed. If actual production orders from our customers are not consistent with the projections we use in calculating the amount of our awarded business, we could realize substantially less revenue over the life of these projects than the currently projected estimate.

The demand for our infotainment products may be eroded by replacement technologies becoming available on mobile handsets and tablets.

Sales of our infotainment products represented approximately half of our net sales in fiscal year 2015. GPS/navigation technologies are increasingly being incorporated into devices such as mobile handsets and tablets. Mobile handsets are frequently GPS-enabled and many companies are now offering navigation software for such devices. In future years, if automakers choose to replace embedded infotainment systems with mobile handset devices, the acceptance of this technology by consumers may negatively impact the demand for our infotainment products. If we do not continue to innovate to develop or acquire new and compelling products that capitalize upon new technologies, this could have a material adverse impact on our results of operations.

Failure to maintain relationships with our largest customers and failure by our customers to continue to purchase expected quantities of our products due to changes in market conditions would have an adverse effect on our operations.

We anticipate that our automotive customers, including BMW, Fiat Chrysler Automobiles, the Volkswagen Group and Toyota/Lexus will continue to account for a significant portion of our sales for the foreseeable future. However, none of BMW, Fiat Chrysler Automobiles, the Volkswagen Group, Toyota/Lexus, or any of our other automotive customers is obligated to any long-term purchases of our products. The loss of sales to BMW, Fiat Chrysler

Automobiles, the Volkswagen Group, Toyota/Lexus, or to any of our other significant automotive customers would have a material adverse effect on our consolidated net sales, results of operations and financial condition.

The loss of business with respect to, or the lack of commercial success of, a vehicle model for which we are a supplier could adversely affect our financial performance.

Although we receive award letters or contracts from our automotive customers, these award letters or contracts generally provide for the supply of a customer’s requirements for a particular vehicle model, rather than for the purchase of a specific quantity of products. The loss of business with respect to, or the lack of commercial success of, a vehicle model for which we are a supplier could reduce our sales and thereby adversely affect our financial condition, operating results and cash flows.

Strategic decisions by our automotive customers to expand dual sourcing arrangements could have an adverse effect on our operations.

Automakers customarily maintain dual sourcing arrangements and we cannot assure you that our customers will not further expand dual sourcing arrangements in the future, which could have a material adverse effect on our consolidated net sales, results of operations and financial condition.

The in-sourcing of the integration of infotainment and car audio systems by our automotive customers could have a material adverse effect on our business.

A significant portion of our Infotainment revenue depends on our automotive customers utilizing our services for the integration of various components comprising infotainment or car audio systems into the vehicles they manufacture. The in-sourcing of the integration of infotainment and car audio systems by our automotive customers could have a material adverse effect on our business, financial condition and results of operations.

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

Increased information technology security requirements, vulnerabilities, threats and more sophisticated and targeted cyber crime could pose a risk to our systems, networks, products, solutions, services and data.

Increased global information technology security requirements, vulnerabilities, threats and more sophisticated and targeted cyber crime pose a risk to the security of our systems and networks, products, solutions, services and the confidentiality, availability and integrity of our data. Despite our efforts to protect data or information, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches, theft, misplaced or lost data, programming and/or human errors that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations. In addition, more sophisticated and targeted cyber crime poses a risk to the security of our products. We may incur significant costs related to the threat of, and to address any damages caused by, unauthorized access to or intentional malfunctions in our products, including but not limited to, costs to protect our products, costs or penalties related to regulatory investigations and litigation costs. Our reputation and brand names could be materially damaged by the threat or perpetration of cyber crime and the sales of our products and services may decrease, which in turn could adversely affect our competitiveness and results of operations.

Warranty claims, product liability claims and product recalls could adversely affect our financial results.

We warrant our products to be free from defects in materials and workmanship for periods ranging from six months to six years. We also face the inherent business risk of exposure to product liability claims in the event that our products fail to perform as expected and such failure results, or are alleged to result, in bodily injury or property damage (or both). In addition, if any of our designed products are defective or are alleged to be defective, we may be required to participate in a recall campaign. Warranty claims in excess of our estimates, a successful product liability claim or a requirement that we participate in a product recall campaign may adversely affect our results of operations and financial condition.

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

Any acquisitions we make could disrupt our business and we may be unable to integrate such acquisitions effectively, which may adversely affect our financial condition, results of operations and cash flows.

Acquisitions are an important element of our corporate growth strategy and use of capital, and these transactions could be material to our financial condition, results of operations and cash flows. We expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions The process of integrating an acquired company, business, or technology has created, and will continue to create, unforeseen operating difficulties and expenditures. The areas of risk we face include, but are not limited to:

•	Diversion of management time and focus from operating our business to completion of the acquisition and acquisition integration challenges.

•	Failure to successfully further develop the acquired business or technology.

•	Implementation or remediation of controls, procedures and policies at the acquired company.

•	Failure to obtain required approvals on a timely basis, if at all, from governmental authorities, or conditions placed upon approval, under competition laws which could, among other things, delay or prevent us from completing a transaction, integrating an acquired business, or otherwise restrict our ability to realize the expected financial or strategic goals of an acquisition or investment.

•	In the case of foreign acquisitions, the need to address the particular economic, currency, political and regulatory risks associated with specific countries.

•	Retention of key employees from the businesses we acquire.

•	Liability for activities of the acquired company before the acquisition.

•	Litigation or other claims in connection with the acquisition, including claims from terminated employees, customers, former stockholders, or other third parties.

Our recent acquisitions have resulted in the incurrence of a significant amount of debt. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of additional debt, contingent liabilities, or amortization expenses, impairment of goodwill or purchased long-lived assets, and restructuring charges, any of which could be material in amount and harm our financial condition or results. We cannot provide any assurances that we will be able to successfully integrate any acquisitions that we have recently undertaken or will undertake in the future or that such acquisitions will perform as planned or prove to be beneficial to our operations and cash flows. Any such failure could materially harm our financial condition, results of operations and cash flows.

Natural disasters, geo-political events and the failure of our information technology and communication systems could adversely affect our financial performance.

The availability of our products and services depends on the continuing operation of our information technology and communications systems. The occurrence of one or more natural disasters, such as hurricanes, cyclones, typhoons, floods, earthquakes and tsunamis, geo-political events, such as civil unrest or terrorist attacks, or power loss, telecommunications failures, computer viruses, computer denial of service attacks, or other attempts to harm our systems, in a country in which we operate or in which our suppliers are located, could adversely affect our operations and financial performance. Such events could result in physical damage to, or the complete loss of, one or more of our properties, the lack of an adequate work force in a market, the inability of our customers to reach or have transportation to our channel partners directly affected by such events, the evacuation of the populace from areas in which channel partners are located, changes in the purchasing patterns of consumers and in consumers’ disposable income, the temporary or long-term disruption in the supply of materials and products from our local and overseas suppliers, the disruption or delay in the transport or delivery of goods from overseas to our facilities or to our channel partners, the disruption of utility services to our facilities, the disruption of our information technology, including databases containing sensitive information, and disruption in our communications with our facilities customers and suppliers. If we failed to implement and maintain a comprehensive disaster recovery program and any of the foregoing events occurs, such events and their impacts could have a material adverse effect on our consolidated net sales, results of operations and financial condition.

We depend on our suppliers for key production materials and any disruption in the supply of such materials could interrupt product manufacturing and increase product costs.

Many of our suppliers have in the past, and could in the future decrease their manufacturing capacity and inventory levels. If these steps are taken by our suppliers, it could make us more vulnerable to disruptions in the supply chain. In the near term, an increase in our demand for parts may place an undue strain on our suppliers. Additionally, the supply of raw materials including, without limitation, petroleum, copper, steel, aluminum, synthetic resins, rare metals and rare earth minerals, such as neodymium used in the production of loudspeakers, has been and could continue to be significantly constrained, which is likely to result in continued elevated price levels. Furthermore, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, in August 2012 the SEC adopted annual disclosure and reporting requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries (“DRC”) in an SEC reporting company’s products. Our continued compliance with these disclosure rules could adversely affect the sourcing, supply and pricing of materials used in our products. We may not be able to obtain DRC conflict free products or supplies in sufficient quantities or at competitive prices for our operations. We may also face challenges with our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are conflict free. As a result, we may not be able to obtain the materials necessary to manufacture our products, which could force us to cease production or search for alternative supply sources, possibly at a higher cost. Such disruptions may have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may lose market share if we are unable to compete successfully against our current and future competitors.

We operate in intensely competitive industries that experience rapid technological developments, changes in industry standards and changes in customer requirements. The audio and video product markets that we serve are fragmented, highly competitive, rapidly changing and characterized by intense price competition. Many manufacturers, large and small, domestic and foreign, offer audio and video systems that vary widely in price and quality and are marketed through a variety of channels, including audio and video specialty stores, discount stores, department stores, mail order firms and the Internet. Some of our competitors have financial and other resources greater than ours. We cannot assure you that we will continue to compete effectively against existing or new competitors that may enter our markets. We also compete indirectly with automobile manufacturers that may improve the quality of original equipment audio and electronic systems, reducing demand for our aftermarket mobile audio products, or change the designs of their cars to make installation of our aftermarket products more difficult or expensive.

If we do not continue to develop, introduce and achieve market acceptance of new and enhanced products, our sales may decrease.

Our business is based on the demand for premium audio and video products. In order to increase sales in current markets and gain entry into new markets, we must innovate to maintain and improve existing products, while successfully developing and introducing distinctive new and enhanced products that anticipate changing consumer preferences and capitalize upon emerging technologies. We may experience difficulties that delay or prevent the development, introduction or market acceptance of new or enhanced products. Furthermore, we may be unable to detect and correct defects in some of our products. Delays or defects in new product introduction may result in loss of sales or delays in market acceptance. Even after introduction, our new or enhanced products may not satisfy consumer preferences and product failures may cause consumers to reject our products. As a result, these products may not achieve market acceptance and our brand image could suffer. In addition, our competitors may introduce superior designs or business strategies, impairing our distinctive image and our products’ desirability, which may cause consumers to defer or forego purchases of our products.

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

Covenants in our existing debt agreements limit our ability to undertake certain types of transactions.

Our existing debt agreements contain provisions that limit our operating and financing activities. Our credit agreement contains certain negative covenants that limit, among other things, our ability to permit certain of our subsidiaries to incur debt and the ability of us and our subsidiaries to incur liens, make fundamental changes (including selling all or substantially all of our assets), undertake transactions with affiliates and undertake sale and leaseback transactions. Our indentures contain covenants that, subject to certain exceptions, limit our ability to incur indebtedness secured by principal properties, enter into certain sale and leaseback transactions with respect to principal properties and enter into certain mergers, consolidations and transfers of all or substantially all of the assets of our Company. In addition, our credit agreement contains more restrictive financial covenants that require us to maintain compliance with specified financial ratios. We may have to curtail some of our operations to maintain compliance with the covenants in our existing debt agreements. A violation of any of these covenants could result in a default under our debt agreements, which could permit the lenders to accelerate the repayment of any borrowings outstanding and/or the holders of the notes to direct the trustee to accelerate repayment of amounts outstanding under the notes. A default or acceleration under our debt agreements would result in increased capital costs and could adversely affect our ability to operate our business and our results of operations and financial condition.

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

We are subject to various U.S. Federal, state and local, and non-U.S. laws and regulations. We cannot predict the substance or impact of pending or future legislation or regulations, or the application thereof. The introduction of new laws or regulations or changes in existing laws or regulations, or the interpretations thereof, could increase the cost of doing business for us or our customers or suppliers or restrict our actions and adversely affect our financial condition, operating results and cash flows. A recent example of such changing regulation is the adoption by the SEC of annual disclosure and reporting requirements for those SEC reporting companies who manufacture or contract to manufacture products that contain conflict minerals, and such minerals are necessary to the production or functionality of such product. Each reporting company is required to conduct a reasonable country of origin inquiry (“RCOI”) to determine whether such minerals were mined from the DRC, as well as potentially undertake due diligence efforts, and make certain annual disclosures. As a result of our RCOI for each of the calendar years ended December 31, 2013 and December 31, 2014, we were required to conduct due diligence efforts, and comply with the disclosure requirements set forth by the SEC. There are historical and continued future costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals, if any, in our products and other potential changes to products, processes or sources of supply as a consequence of such diligence activities.

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

Our future success will depend, in substantial part, on our intellectual property. We seek to protect our intellectual property rights, but our actions may not adequately protect the rights covered by our patents, patent applications, trademarks, trademark applications and other proprietary rights, and prosecution of our claims could be time consuming and costly. In addition, the intellectual property laws of some foreign countries do not protect our proprietary rights as do the laws of the United States. Despite our efforts to protect our proprietary information, third parties may obtain, disclose or use our proprietary information without our authorization, which could adversely affect our business. From time to time, third parties have alleged that we infringe their proprietary rights. These claims or similar future claims could subject us to significant liability for damages, result in the invalidation of our proprietary rights, limit our ability to use infringing intellectual property or force us to license third-party technology rather than dispute the merits of any infringement claim. Even if we prevail, any associated litigation could be time consuming and expensive and could result in the diversion of our time and resources.

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

Our consolidated financial statements include net deferred tax assets of $54.4 million as of June 30, 2015, which relate to temporary differences between the assets and liabilities in the consolidated financial statements and the assets and liabilities in the calculation of taxable income. The valuation of deferred tax assets is based on various projections for future taxable income reversing taxable temporary differences and tax planning strategies. Thus, when actual taxable income differs from projections, it may become necessary to adjust the valuation of our deferred tax assets, which would impact our results of operations and financial condition.

Our cash flow and ability to service debt is dependent, in part, upon distributions from our subsidiaries.

Our ability to service our debt and pay dividends is dependent, in part, upon the operating earnings of our subsidiaries. The distribution of those earnings, or advances or other distributions of funds by those subsidiaries to Harman International Industries, Incorporated, all of which could be subject to statutory or contractual restrictions, are contingent upon the subsidiaries’ earnings and are subject to various business considerations, including tax consequences.

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

Location	Segment	Square Feet	Owned or Leased	Percentage Utilization
Bangalore, India	Infotainment Lifestyle	361,000	Leased	71%
	Professional Services
Ittersbach, Germany	Infotainment Lifestyle	565,000	Owned	90%
Nova Santa Rita, Brazil	Professional Lifestyle	432,000	Owned	100%
Dandong, China	Lifestyle Professional	323,000	Leased	38%
Moreno Valley, California	Lifestyle Professional	301,000	Leased	100%
Fontana, California	Lifestyle	266,950	Leased	100%
Northridge, California	Lifestyle Professional	238,000	Leased	80%
Straubing, Germany	Infotainment Lifestyle	235,000	Owned	100%
Elkhart, Indiana	Professional	223,000	Owned	90%
Székesfehérvár, Hungary	Infotainment Lifestyle	484,000	Owned	100%
Tijuana, Mexico	Professional Lifestyle	194,000	Leased	100%
Queretaro, Mexico	Infotainment Lifestyle	188,000	Leased	100%
Pune, India	Services	164,000	Leased	81%
	Infotainment
Franklin, Kentucky	Infotainment Lifestyle	152,000	Owned	100%
Suzhou, China	Infotainment Lifestyle	145,000	Owned	100%
Frederikshavn, Denmark	Professional	136,000	Leased	100%
Manaus, Brazil	Infotainment	171,000	Owned	100%
Richardson, Texas	Professional	129,000	Owned	100%
Novi, Michigan	Infotainment Lifestyle	121,000	Leased	100%
Juarez, Mexico	Lifestyle	109,000	Leased	100%
Farmington Hills, Michigan	Infotainment Lifestyle	106,000	Leased	100%

We also own or lease other facilities that are not considered principal properties. We believe that our facilities are suitable and adequate for our present needs and that suitable additional or substitute facilities will be available, if required.

Item 3.	Legal Proceedings

At June 30, 2015, we were subject to legal claims and litigation arising in the ordinary course of business, including the matters described below. The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

On September 5, 2012, the Court heard oral arguments on defendants’ motion to dismiss. At the request of the Court, on September 24, 2012, each side submitted a supplemental briefing on defendants’ motion to dismiss. On January 17, 2014, the Court granted a motion to dismiss, without prejudice, in the In re Harman International Industries, Inc. Securities Litigation. The Lead Plaintiff appealed this ruling to the U.S. Court of Appeals for the District of Columbia Circuit and, on June 23, 2015, the district court’s ruling was reversed and remanded for further proceedings. On July 23, 2015, the defendants filed a motion for a rehearing en banc before the U.S. Court of Appeals.

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

Name	Position	Age
Dinesh C. Paliwal	Chairman, President and Chief Executive Officer	57
Sandra E. Rowland	Executive Vice President and Chief Financial Officer	44
Blake Augsburger	Executive Vice President, President—Professional Division and Country Manager, North America	52
Sanjay Dhawan	Executive Vice President—Services	51
Phillip Eyler	Executive Vice President and President—Infotainment Division	44
Michael Mauser	Executive Vice President and President—Lifestyle Division	52
Dr. I.P. Park	Executive Vice President and Chief Technology Officer	52
Herbert K. Parker	Executive Vice President—Operational Excellence	57
Ralph Santana	Executive Vice President and Chief Marketing Officer	47
David Slump	Executive Vice President—Operations	47
John Stacey	Executive Vice President and Chief Human Resources Officer	50
Todd A. Suko	Executive Vice President and General Counsel	48

Dinesh C. Paliwal became Chairman, President and Chief Executive Officer on July 1, 2008. Mr. Paliwal joined our Company on July 1, 2007 as President, Chief Executive Officer and Vice Chairman and was elected a director on August 13, 2007. Prior to joining our Company, Mr. Paliwal served as President of Global Markets and Technology of ABB Ltd. from January 2006 until June 2007 and as President and CEO of ABB North America from January 2004 until June 2007.

Sandra E. Rowland became Executive Vice President and Chief Financial Officer on January 1, 2015. Ms. Rowland joined our Company in October 2012 as Vice President, Investor Relations. In January 2013, she also took on the responsibility of Corporate Development, which included Strategy and Mergers and Acquisitions. Prior to joining our Company, from 2000 to 2012, Ms. Rowland served in positions of increasing responsibility at Eastman Kodak Company, including Controller of the Consumer Segment, Director of Corporate Financial Planning and Analysis, Assistant Treasurer, Director of Investor Relations, and Chief Financial Officer of the Commercial Segment.

Blake Augsburger joined our Company in 2001 as the President of Crown International. In 2006, Mr. Augsburger was promoted to Executive Vice President and President-Professional Division. Mr. Augsburger also serves as Country Manager for North America.

Sanjay Dhawan joined our Company on April 8, 2015 as the Executive Vice President of our Services Segment. Prior to this, Mr. Dhawan was the chief executive officer of Symphony Teleca Corporation (“STC”) from 2010, until we acquired STC on April 8, 2015.

Phillip Eyler joined our Company in 1997, and was appointed Executive Vice President and President—Infotainment Division effective July 21, 2015. From April 1, 2011 through July 20, 2015, Mr. Eyler served as our Senior Vice President and General Manager, Automotive Audio, Lifestyle Division. Mr. Eyler served as our Vice President and General Manager, Automotive North America from December 1, 2009 through March 31, 2011, and prior to that he served as our Vice President, North America and Asia Manufacturing from September 1, 2005 through November 30, 2009.

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

Herbert K. Parker became Executive Vice President—Operational Excellence on January 1, 2015. Mr. Parker joined our Company in June 2008 as Executive Vice President and Chief Financial Officer and he served in such capacity until December 31, 2014. From August 15, 2008 until October 1, 2008, Mr. Parker also served as our principal accounting officer. Prior to joining our Company, he served as Chief Financial Officer of ABB North America from January 2006 to May 2008.

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

David Slump became Executive Vice President—Operations in March 2015. Prior to that he served as Executive Vice President and President, Services from July 1, 2013 until March 2015. Mr. Slump served as our Executive Vice President, Corporate Development from July 1, 2011 through June 30, 2013. From January 2009 through June 30, 2011, he served as President—Consumer Division. From January 2009 to May 2010, he also served as our Vice President, Corporate Development. Prior to joining our Company, from 2008 to January 2009, Mr. Slump served as Senior Vice President for Landis + Gyr Holdings, a leader in the energy management industry, where he directed the company’s global brand strategy and evaluated portfolio and architecture investments.

John Stacey joined our Company in February 2008 as Executive Vice President and Chief Human Resources Officer. Prior to joining our Company, he was Vice President, People for InBev North America, InBev Central and Eastern Europe from 2005 through January 2008.

Todd A. Suko joined our Company in October 2008 as Executive Vice President and General Counsel. From October 2008 through December 2011 he also served as Secretary. Prior to joining our Company Mr. Suko served as Vice President, General Counsel and Secretary for UAP Holding Corp. from 2003 to September 2008 and Vice President, General Counsel and Secretary for United Agri Products from 2001 to 2003. Mr. Suko is a member of the bar in Washington, DC and Virginia.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following graph compares changes in cumulative total returns (assuming reinvestment of cash dividends) on shares of our common stock for the five-year period ending on June 30, 2015 against the S&P Composite-500 Stock Index and the S&P Consumer Discretionary Index. The stock price performance graph assumes an initial investment of $100 at the market close on June 30, 2010. Dates on the chart represent the last trading day of the indicated fiscal year. The stock price performance shown on the graph below is not necessarily indicative of future performance of the shares of our common stock.

Our common stock is listed on the New York Stock Exchange and is reported on the New York Stock Exchange Composite Tape under the symbol HAR. As of July 31, 2015, there were approximately 121 record holders of our common stock.

The table below sets forth the reported high and low sales prices for our common stock, as reported on the New York Stock Exchange, for each quarterly period for fiscal years ended June 30, 2015 and 2014.

	Years Ended June 30,
	2015		2014
Market Price	High	Low	High	Low
First quarter ended September 30	$117.15	$98.04	$70.92	$53.37
Second quarter ended December 31	111.35	85.36	84.50	65.19
Third quarter ended March 31	142.43	95.87	110.90	80.20
Fourth quarter ended June 30	146.49	117.80	112.01	99.98

During fiscal year 2015, we declared and paid cash dividends of $1.32 per share, with dividends of $0.33 declared in each quarter. During fiscal year 2014, we declared and paid cash dividends of $1.20 per share, with dividends of $0.30 declared in each quarter. During fiscal year 2013, we declared and paid cash dividends of $0.60 per share, with dividends of $0.15 declared in each quarter.

On October 28, 2014, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock over the next three years (the “2014 Buyback Program”). The 2014 Buyback Program allows us to purchase shares of our common stock in accordance with applicable securities laws on the open market or through privately negotiated transactions during the authorized three year period. The 2014 Buyback Program may be suspended or discontinued at any time. We will determine the timing and the amount of any repurchases based on an evaluation of market conditions, share price, other growth opportunities and other factors. On June 18, 2015, we entered into a repurchase plan with an external broker under the 2014 Buyback Program that provides the structure under which the program will be facilitated. There were no share repurchases during the fiscal year ended June 30, 2015.

On October 26, 2011, our Board of Directors authorized the repurchase of up to $200.0 million of our common stock (the “2012 Buyback Program”). The 2012 Buyback Program allowed us to purchase shares of our common stock in accordance with applicable securities laws on the open market, or through privately negotiated transactions. We entered into an agreement with an external broker that provided the structure under which the program was facilitated, which expired on October 25, 2012. The 2012 Buyback Program was set to expire on October 26, 2012, but on October 23, 2012 our Board of Directors approved an extension of the 2012 Buyback Program through October 25, 2013. On June 19, 2013 we entered into a new agreement with an external broker which expired on October 25, 2013 (the “10b5-1 Plan”). On June 26, 2013, our Board of Directors authorized the repurchase of up to an additional $200 million of our common stock (the “2013 Buyback Program”) which expired on June 26, 2014. On August 26, 2013 we amended the 10b5-1 Plan to incorporate both board authorizations up until each of their respective expiration dates (the “Amended 10b5-1 Plan”). The Amended 10b5-1 Plan expired on June 25, 2014. During the fiscal year ended June 30, 2014, we repurchased 1,327,693 shares at a cost of $90.8 million for a total cumulative buyback of 4,719,968 shares at a cost of $220.1 million under the 2012 Buyback Program and the 2013 Buyback Program. The 2012 Buyback Program and the 2013 Buyback Program have expired and therefore no additional shares may be repurchased under such programs.

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

(In thousands except per share data)	2015(1) (2)	2014(1) (2)	2013(1) (2)	2012 (2) (3)	2011 (2)
Net sales	$6,155,297	$5,348,483	$4,297,842	$4,364,078	$3,772,345
Operating income	$469,594	$329,727	$201,251	$300,246	$190,051
Net income	$342,989	$234,579	$142,407	$329,541	$135,916
Net income attributable to Harman International Industries, Incorporated	$342,680	$234,692	$142,407	$329,541	$135,916
Earnings per share from continuing operations attributable to Harman International Industries, Incorporated:
Basic	$4.89	$3.40	$2.06	$4.62	$1.91
Diluted	$4.84	$3.36	$2.04	$4.57	$1.90
Weighted average shares outstanding:
Basic	70,147	69,073	68,990	71,297	70,992
Diluted	70,870	69,889	69,736	72,083	71,635
Total assets	$5,929,752	$4,125,590	$3,235,685	$3,169,464	$3,058,495
Total debt	$1,086,238	$555,768	$289,973	$395,688	$381,014
Total equity	$2,392,826	$1,793,021	$1,644,871	$1,529,611	$1,423,658
Dividends per share	$1.32	$1.20	$0.60	$0.30	$0.05

(1)	The results of operations for all acquired companies are included in our Consolidated Statements of Income starting from the date of the respective acquisition. Refer to Note 2—Acquisitions in the Notes to the Consolidated Financial Statements for more information on acquisitions.
(2)	Includes restructuring expenses of $51.9 million, $84.2 million, $83.1 million, $9.1 million and $20.6 million in fiscal years 2015, 2014, 2013, 2012 and 2011, respectively.
(3)	Net income includes a non-cash benefit of $124.2 million related to a reduction of our deferred tax valuation allowance on certain of our net U.S. deferred tax assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

We believe we are a leader in the design and engineering of connected products and solutions for automakers, consumers and enterprises worldwide, including audio systems, visual products, enterprise automation solutions and connected services. We have developed, both internally and through a series of strategic acquisitions, a broad range of product offerings sold under renowned brand names in our principal markets. Our AKG®, AMX®, Crown®, Harman/Kardon®, Infinity®, JBL®, JBL Professional, Lexicon®, Mark Levinson®, Martin®, Revel®, Soundcraft® and Studer® brand names are well known worldwide for premium quality and performance. Our software solutions power mobile devices and systems that are designed to be connected, integrated, personalized and adaptive across all platforms, from work and home, to car and mobile.

We report our business on the basis of four segments. Our Infotainment, Lifestyle, Professional and Services segments are based on our strategic approach to the markets and customers we serve. Other primarily includes compensation, benefit and occupancy costs for corporate employees, net of allocations and expenses associated with new technology innovation and our corporate brand identity campaign and the operating results of Red Bend Ltd. (“Redbend”) from the February 26, 2015 acquisition date.

We believe that innovation is an important element to gaining market acceptance of our products and strengthening our market position. We have a history of leveraging our continuous technological innovation across all of the markets we serve. We have a well-deserved reputation for delivering premium audio and infotainment solutions across a full spectrum of applications. We believe that our technological innovation, the quality of our products and our reputation for on-time delivery have resulted in Harman being awarded a substantial amount of Infotainment and Lifestyle automotive business. As of June 30, 2015, we have a cumulative estimated $23.0 billion of future awarded Infotainment and Lifestyle automotive business, which represents the estimated future lifetime net sales for all customers. This amount does not represent firm customer orders. We report our awarded business primarily based on award letters from our customers. To validate these awards, we use various assumptions, including global vehicle production forecasts, customer take rates for our products, revisions to product life-cycle estimates and the impact of annual price reductions and exchange rates, among other factors. These assumptions are updated and reported externally on an annual basis. We believe our future awarded automotive business will position us well for follow-on and new business with these existing customers.

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

Our products are sold worldwide, with the largest markets located in the United States and Germany. In the United States, our primary manufacturing facilities are located in Kentucky, Indiana and Washington. Outside of the United States, we have manufacturing facilities in Austria, Brazil, China, Denmark, Hungary, India, Germany, Mexico, the Netherlands and the United Kingdom.

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

We believe significant opportunities exist to grow our business in all of our business segments in emerging markets such as Brazil, Russia, India and China (“BRIC”). During the fiscal year ended June 30, 2015, sales increased in these emerging markets to $1.0 billion, an increase of $126.4 million, or 14.4 percent, over the prior fiscal year.

We continue to roll out our global marketing campaign featuring some of the world’s most prominent organizations, artists, celebrities and athletes such as the National Basketball Association, Stephen Curry, Quincy Jones, Maroon 5, Linkin Park and Mariano Rivera, in order to increase brand awareness and support growth and market share gains across our entire business.

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

Revenue Recognition

Revenue from product sales is generally recognized at the time of product shipment or delivery, depending on when the passage of title to goods transfers to unaffiliated customers and when all of the following have occurred: a firm sales agreement is in place, pricing is fixed or determinable and collection is reasonably assured. Sales are reported net of estimated returns, discounts, rebates and incentives. Substantially all of our revenue transactions involve the delivery of a physical product. Royalty income, which is not material, is recorded when earned based upon contract terms with licensees which provide for royalties.

Service revenue is recognized as the services are rendered for time-and-material contracts or, for fixed-fee arrangements, on a proportional performance basis based on actual direct labor hours in relation to total estimated hours. Losses on fixed-fee arrangements are recognized when probable. The majority of our service contracts are on a time-and-material basis.

Revenue from software licensed under perpetual arrangements is recognized using the residual method under the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification 985, “Software Revenue Recognition,” and all related interpretations, when vendor-specific evidence (“VSOE”) of fair value exists for undelivered elements, such as post-contract support services, consulting services and training, but does not exist for the delivered software. Otherwise, revenue is deferred until the earlier of when: (1) VSOE of fair value exists for the remaining undelivered elements, at which point the residual method is applied, or (2) the last element has been delivered, at which point all of the revenue is recognized.

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

At June 30, 2015 and 2014 our inventory reserves were $79.6 million and $87.7 million, respectively. The primary reason for the decrease in our inventory reserves is due to write-offs due to obsolescence and foreign currency translation. Refer to Note 4—Inventories in the Notes to the Consolidated Financial Statements for more information.

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

In evaluating goodwill for impairment, we may first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then no further testing of the goodwill assigned to the reporting unit is required. However, if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized, if any. In fiscal years 2015 and 2014, we did not elect to first assess the qualitative factors in evaluating our goodwill for impairment; therefore, we proceeded with our quantitative goodwill impairment test.

The first step compares the fair value of each reporting unit to its carrying value, with fair value of each reporting unit determined using established valuation techniques, specifically the market and income approaches. If the results of the first step indicate that the fair value of a reporting unit is less than its carrying value, the second step of this test is conducted wherein the amount of any impairment is determined by comparing the implied fair value of goodwill in a reporting unit to the recorded amount of goodwill for that reporting unit. The implied fair value of goodwill is calculated as the excess of fair value of the reporting unit over the amounts assigned to its assets and liabilities. Should the fair values of the goodwill so calculated be less than the carrying value, an impairment is recognized. We did not record any impairment charges for goodwill in fiscal years 2015, 2014 and 2013.

Intangible Assets, Net

Intangible assets, net primarily consist of customer relationships, trade names, non-compete agreements, technology, patents and software and are amortized over periods ranging from less than one year to 14 years, which are evaluated on an annual basis. Intangible assets, net are amortized on a straight-line basis over their estimated economic lives. We believe that the straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained annually by our Company. We also have indefinite-lived intangible assets of $74.4 million, primarily consisting of trade names, which we assess for potential impairments annually, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. We did not record any impairment charges for Intangible assets, net in fiscal years 2015, 2014 and 2013. Refer to Note 8—Goodwill and Intangible Assets, Net in the Notes to the Consolidated Financial Statements for more information.

Impairment of Long-Lived Assets

We review the recoverability of our long-lived assets, including buildings, equipment and other definite-lived intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. We will continue to monitor the need for impairment tests, which could result in additional impairment charges. We recognized $2.3 million, $0.7 million and $0.7 million in impairment charges related to facilities that were held-for-sale in the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

Pre-Production and Development Costs

We incur pre-production and development costs related to infotainment and car audio systems that we develop for automobile manufacturers pursuant to long-term supply arrangements. Portions of these costs are reimbursable under separate agreements and are recorded as unbilled costs in our Consolidated Balance Sheets in

Other current assets and Other assets, once an agreement is signed. We believe that the terms of our supply contracts and our established relationships with these automobile manufacturers reasonably assure that we will collect the reimbursable portions of these contracts.

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

Income Taxes and Tax Valuation Allowances

We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in our Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards. We evaluate all available positive and negative evidence in each tax jurisdiction regarding the recoverability of any asset recorded in our Consolidated Balance Sheets and provide valuation allowances to reduce our deferred tax assets to an amount we believe is more likely than not to be realized. We regularly review our deferred tax assets for recoverability considering historical profitability, our ability to project future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. If we continue to operate at a loss in certain jurisdictions or are unable to generate sufficient future taxable income within the defined lives of such assets, we could be required to increase our valuation allowance against all or a significant portion of our deferred tax assets. This increase in valuation allowance could result in substantial increases in our effective tax rate and could have a material adverse impact on our operating results. Conversely, if and when our operations in some jurisdictions become sufficiently profitable before what we have estimated in our current forecasts, we would be required to reduce all or a portion of our current valuation allowance and such reversal would result in an increase in our earnings in such period. Adjustments to our valuation allowance were recorded through charges to income tax expense, net, and were an expense of $17.0 million, a benefit of $1.6 million and an expense of $2.9 million for the fiscal years ending June 30, 2015, 2014 and 2013, respectively. Refer to Note 13—Income Taxes in the Notes to the Consolidated Financial Statements for more information.

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

Results of Operations

Net Sales

Fiscal year 2015 net sales were $6.155 billion compared to $5.348 billion, an increase of 15.1 percent, or an increase of 22.1 percent excluding foreign currency translation. Net sales increased in all of our segments. The increase was primarily due to the expansion of recently launched platforms, stronger automotive production and higher take rates, new product introductions and the expansion of global distribution channels in the home and multimedia business, the impact of recent acquisitions, partially offset by unfavorable foreign currency translation of $308.7 million. Refer to Note 2—Acquisitions in the Notes to the Consolidated Financial Statements for more information on our acquisitions.

Fiscal year 2014 net sales were $5.348 billion compared to $4.298 billion, an increase of 24.4 percent, or an increase of 22.0 percent excluding foreign currency translation. Net sales increased in all of our segments. The increase was primarily due to new scalable infotainment business, the acquisition of Martin Professional A/S (“Martin”), higher automotive production volumes and take rates, a large order from a mobile telecommunications customer, accelerated sales of new products launched earlier in the year in the home and multimedia business, improved economic conditions in Europe and favorable foreign currency translation of $84.5 million. Refer to Note 2—Acquisitions in the Notes to the Consolidated Financial Statements for more information on our acquisition of Martin.

A summary of our net sales, by business segment, is presented below:

	Year Ended June 30,
	2015	Percentage	2014	Percentage	2013	Percentage
Infotainment	$3,124,882	50.8%	$2,838,904	53.1%	$2,283,247	53.1%
Lifestyle	1,886,850	30.7%	1,656,094	31.0%	1,338,355	31.1%
Professional	1,048,964	17.0%	853,144	15.9%	672,805	15.7%
Services	88,761	1.4%	0	0.0%	0	0.0%
Other	5,840	0.1%	341	0.0%	3,435	0.1%

Total	$6,155,297	100.0%	$5,348,483	100.0%	$4,297,842	100.0%

Infotainment—Infotainment net sales increased $286.0 million, or 10.1 percent, in fiscal year 2015 compared to the prior fiscal year, and increased 18.5 percent excluding foreign currency translation. The increase in net sales was driven by the expansion of recently launched platforms, stronger automotive production, higher take rates and the acquisition of S1nn GmbH & Co. KG (“S1nn”), partially offset by unfavorable foreign currency translation of $202.5 million.

Infotainment net sales increased $555.7 million, or 24.3 percent, in fiscal year 2014 compared to the prior fiscal year, and increased 20.5 percent excluding foreign currency translation. The increase in net sales was driven by higher automotive production volumes, increases in new scalable infotainment systems and higher take rates, the expansion of recent production launches across car lines, improved economic conditions in Europe and favorable foreign currency translation of $73.6 million.

Lifestyle—Lifestyle net sales increased $230.8 million, or 13.9 percent, in fiscal year 2015 compared to the prior fiscal year, and increased 20.0 percent excluding foreign currency translation. The increase in net sales was driven by accelerated sales of new product introductions and the expansion of global distribution channels in the home and multimedia business, higher car audio sales as a result of the expansion of recently launched programs, stronger automotive production and higher take rates and the acquisition of: substantially all of the assets of Verto Medical Systems LLC d/b/a yurbuds (“yurbuds”), certain automotive assets of Bang & Olufsen A/S (“B&O”) and S1nn, partially offset by unfavorable foreign currency translation of $83.9 million.

Lifestyle net sales increased $317.7 million, or 23.7 percent, in fiscal year 2014 compared to the prior fiscal year, and increased 22.4 percent excluding foreign currency translation. The increase in net sales was driven by accelerated sales of new products launched earlier in the year in the home and multimedia business, higher car audio sales as a result of higher automotive production volumes and increased take rates, a large order from a mobile telecommunications customer, improved economic conditions in Europe and favorable foreign currency translation of $14.5 million.

Professional—Professional net sales increased $195.8 million, or 23.0 percent, in fiscal year 2015 compared to the prior fiscal year, and increased 26.2 percent excluding foreign currency translation. The increase in net sales was driven by the expansion of our product portfolio into video switching and enterprise automation through the acquisition of AMX LLC and AMX Holding Corporation (collectively “AMX”), partially offset by unfavorable foreign currency translation of $22.3 million. The strong U.S. dollar is creating a competitive disadvantage as the majority of the Professional segment’s net sales are transacted in U.S. Dollars. In addition, this segment has greater macroeconomic exposure in emerging markets where the economies have underperformed.

Professional net sales increased $180.3 million, or 26.8 percent, in fiscal year 2014 compared to the prior fiscal year, and increased 27.5 percent excluding foreign currency translation. The increase in net sales was driven by the Martin acquisition, increased demand for professional audio products and improved economic conditions in Europe, partially offset by unfavorable foreign currency translation of $3.5 million.

Services—Services net sales were $88.8 million in fiscal year 2015. We created this new segment in April 2015 due to the acquisition of Symphony Teleca Corporation (“STC”) in April 2015, so we do not have any comparisons to prior fiscal years.

Other— Other net sales increased $5.5 million in fiscal year 2015 compared to the prior fiscal year due to the acquisition of Red Bend Ltd. (“Redbend”) in February 2015.

Other net sales decreased $3.1 million in fiscal year 2014 compared to the prior fiscal year due to a decrease in royalty revenue.

Gross Profit

Gross profit as a percentage of net sales increased 2.3 percentage points to 29.5 percent in fiscal year 2015 compared to the prior fiscal year. Gross profit as a percentage of net sales increased in all of our segments. In our Infotainment segment, our gross profit as a percentage of net sales increased due to improved leverage of fixed costs over a higher net sales base and lower costs due to productivity initiatives. In our Lifestyle segment, our gross profit as a percentage of net sales increased due to improved leverage of fixed costs over a higher net sales base. In our Professional segment, our gross profit as a percentage of net sales increased due to higher margins due to the acquisition of AMX. In our Services segment, our gross profit as a percentage of net sales was new due to the addition of STC in April 2015.

Gross profit as a percentage of net sales increased 1.5 percentage points to 27.2 percent in fiscal year 2014 compared to the prior fiscal year. Gross profit as a percentage of net sales increased in all of our segments. The increase in gross profit as a percentage of net sales in our Infotainment and Lifestyle segments was primarily due to improved leverage of fixed costs over a higher net sales base, lower costs due to productivity initiatives and footprint migration initiatives and an increased mix of scalable infotainment systems. The increase in gross profit as a percentage of net sales in our Lifestyle and Professional segments was due to a decrease in duties and fees related to compliance with U.S. Customs regulations. Refer to Note 19—Commitments and Contingencies in the Notes to the Consolidated Financial Statements for more information. The increase in our Lifestyle segment were partially offset by unfavorable product mix due to a higher proportion of net sales coming from home and multimedia sales.

A summary of our gross profit by business segment is presented below:

	Year Ended June 30,
	2015	Percentage of Net Sales	2014	Percentage of Net Sales	2013	Percentage of Net Sales
Infotainment	$753,803	24.1%	$634,959	22.4%	$481,960	21.1%
Lifestyle	604,598	32.0%	498,277	30.1%	371,006	27.7%
Professional	428,091	40.8%	323,089	37.9%	249,799	37.1%
Services	27,068	30.5%	0	0.0%	0	0.0%
Other	3,544	*	342	*	1,355	*

Total	$1,817,104	29.5%	$1,456,667	27.2%	$1,104,120	25.7%

*	Not meaningful.

Infotainment—Gross profit as a percentage of net sales increased 1.7 percentage points to 24.1 percent in fiscal year 2015 compared to the prior fiscal year. The increase in gross profit as a percentage of net sales was primarily due to improved leverage of fixed costs over a higher net sales base and lower costs due to productivity initiatives.

Gross profit as a percentage of net sales increased 1.3 percentage points to 22.4 percent in fiscal year 2014 compared to the prior fiscal year. The increase in gross profit as a percentage of net sales was primarily due to improved leverage of fixed costs over a higher net sales base, lower costs due to productivity and footprint migration initiatives and an increased mix of scalable infotainment systems.

Lifestyle —Gross profit as a percentage of net sales increased 1.9 percentage points to 32.0 percent in fiscal year 2015 compared to the prior fiscal year. The increase in gross profit as a percentage of net sales was due to improved leverage of fixed costs over a higher net sales base.

Gross profit as a percentage of net sales increased 2.4 percentage points to 30.1 percent in fiscal year 2014 compared to the prior fiscal year. The increase in gross profit as a percentage of net sales was due to improved leverage of fixed costs over a higher net sales base, lower costs due to productivity and footprint migration initiatives and a decrease in duties and fees related to compliance with U.S. Customs regulations, partially offset by unfavorable product mix due to a higher proportion of net sales coming from home and multimedia sales versus the higher margin car audio business.

Professional—Gross profit as a percentage of net sales increased 2.9 percentage points to 40.8 percent in fiscal year 2015 compared to the prior fiscal year. The increase in gross profit as a percentage of net sales was primarily due to higher margins due to the acquisition of AMX.

Gross profit as a percentage of net sales increased 0.8 percentage points to 37.9 percent in fiscal year 2014 compared to the prior fiscal year. The increase in gross profit as a percentage of net sales was primarily due to favorable product mix, lower restructuring expenses, lower manufacturing expenses resulting from cost saving initiatives and a decrease in duties and fees related to compliance with U.S. Customs regulations.

Services— Gross profit as a percentage of net sales was 30.5 percent in fiscal year 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $1.348 billion in fiscal year 2015 compared to $1.127 billion in the prior fiscal year, an increase of $220.6 million. As a percentage of net sales, SG&A increased 0.8 percentage points in fiscal year 2015 compared to the prior fiscal year. The increase in SG&A was primarily in support of increased net sales, the inclusion of our recent acquisitions in the current year SG&A and the related increased amortization expense, higher costs associated with estimated indemnifications related to infotainment supply arrangements, increased amortization expense, higher RD&E, higher restructuring expenses, higher marketing expenses and higher transaction expenses, partially offset by favorable foreign currency translation of $59.4 million. RD&E increased $36.4 million to $380.2 million, or 6.2 percent of net sales in fiscal year 2015, compared to $343.8 million, or 6.4 percent of net sales in the prior fiscal year primarily related to the acquisition of AMX and Redbend and higher gross spending to support new product introductions, partially offset by higher customer reimbursements and favorable foreign currency translation of $24.3 million.

SG&A were $1.127 billion in fiscal year 2014 compared to $902.9 million in the prior fiscal year, an increase of $224.1 million. As a percentage of net sales, SG&A increased 0.1 percentage points in fiscal year 2014 compared to the prior fiscal year. The increase in SG&A was primarily in support of increased net sales, a reduction of $22.1 million in contingent consideration in the prior year related to the acquisition of MWM Acoustics, LLC (“MWM”), higher marketing costs related to our brand-awareness campaign, higher amortization expense related to intangible assets acquired in recent acquisitions and unfavorable foreign currency translation of $15.5 million, partially offset by cost saving initiatives. RD&E increased $58.5 million to $343.8 million, or 6.4 percent of net sales in fiscal year 2014, compared to $285.3 million, or 6.6 percent of net sales in the prior fiscal year, primarily due to lower customer reimbursements, higher gross spending and unfavorable foreign currency translation of $7.5 million.

We continued to incur costs relating to our restructuring programs, which were designed to address our global footprint, cost structure, technology portfolio, human resources and internal processes. We recorded restructuring charges in SG&A of $42.6 million, $76.4 million and $75.2 million in fiscal years 2015, 2014 and 2013, respectively. Restructuring is further described under the caption “Restructuring” later in this discussion.

A summary of our SG&A by business segment is presented below:

	Year Ended June 30,
	2015	Percentage of Net Sales	2014	Percentage of Net Sales	2013	Percentage of Net Sales
Infotainment	$411,452	13.2%	$439,556	15.5%	$391,161	17.1%
Lifestyle	405,449	21.5%	327,759	19.8%	233,529	17.4%
Professional	326,090	31.1%	209,032	24.5%	163,990	24.4%
Services	26,059	29.4%	0	0.0%	0	0.0%
Other	178,460	*	150,593	*	114,189	*

Total	$1,347,510	21.9%	$1,126,940	21.1%	$902,869	21.0%

*	Not meaningful.

Infotainment—SG&A decreased $28.1 million to $411.4 million in fiscal year 2015 compared to the prior fiscal year. The decrease in SG&A was primarily due to lower restructuring expenses, lower RD&E and favorable foreign currency translation of $35.3 million, partially offset by higher costs associated with estimated indemnifications related to infotainment supply arrangements and the inclusion of our recent acquisition of S1nn. As a percentage of net sales, SG&A decreased 2.3 percentage points to 13.2 percent in fiscal year 2015 compared to the prior fiscal year. RD&E decreased $23.0 million to $205.2 million, or 6.6 percent of net sales in fiscal year 2015, compared to $228.1 million, or 8.0 percent of net sales in the prior fiscal year primarily due to higher customer reimbursements and favorable foreign currency translation of $20.7 million.

SG&A increased $48.4 million to $439.6 million in fiscal year 2014 compared to the prior fiscal year. The increase in SG&A was primarily in support of increased net sales, higher RD&E, higher amortization expense and unfavorable foreign currency translation of $12.4 million. As a percentage of net sales, SG&A decreased 1.6 percentage points to 15.5 percent in fiscal year 2014 compared to the prior fiscal year. RD&E increased $43.2 million to $228.1 million, or 8.0 percent of net sales in fiscal year 2014, compared to $184.9 million, or 8.1 percent of net sales in the prior fiscal year, primarily due to higher gross spending, lower customer reimbursements, and unfavorable foreign currency translation of $6.0 million.

Lifestyle—SG&A increased $77.7 million to $405.4 million in fiscal year 2015, compared to the prior fiscal year. The increase in SG&A was primarily in support of increased net sales, higher marketing costs related to our brand-awareness campaign, higher restructuring expenses and the inclusion of our acquisitions of S1nn, certain automotive assets of B&O and yurbuds, partially offset by favorable foreign currency translation of $16.3 million. As a percentage of net sales, SG&A increased 1.7 percentage points to 21.5 percent in fiscal year 2015 compared to the prior fiscal year due to the prior year impact of a large order from a mobile telecommunications customer that had lower SG&A. RD&E increased $22.2 million to $87.6 million, or 4.6 percent of net sales in fiscal year 2015, compared to $65.4 million, or 3.9 percent of net sales in the prior fiscal year due to higher gross spending to support new product introductions, partially offset by favorable foreign currency translation of $2.0 million.

SG&A increased $94.2 million to $327.8 million in fiscal year 2014, compared to the prior fiscal year. The increase in SG&A was primarily in support of increased net sales, a reduction of $22.1 million in contingent consideration in the prior year related to the acquisition of MWM, higher marketing costs related to our brand-awareness campaign and unfavorable foreign currency translation of $2.8 million, partially offset by lower restructuring costs. As a percentage of net sales, SG&A increased 2.4 percentage points to 19.8 percent in fiscal year 2014 compared to the prior fiscal year. RD&E increased $5.7 million to $65.4 million, or 3.9 percent of net sales in fiscal year 2014 compared to $59.7 million, or 4.5 percent of net sales in the prior fiscal year, primarily due to higher gross spending to support new product introductions.

Professional—SG&A increased $117.1 million to $326.1 million in fiscal year 2015, compared to the prior fiscal year. The increase in SG&A was primarily due to the acquisition of AMX and higher restructuring expenses, partially offset by favorable foreign currency translation of $7.2 million. As a percentage of net sales, SG&A increased 6.6 percentage points to 31.1 percent in fiscal year 2015 compared to the prior fiscal year. RD&E increased $31.3 million to $69.3 million, or 6.6 percent of net sales in fiscal year 2015 compared to $38.0 million, or 4.5 percent of net sales in the prior fiscal year primarily related to the acquisition of AMX, partially offset by favorable foreign currency translation of $1.4 million.

SG&A increased $45.0 million to $209.0 million in fiscal year 2014, compared to the prior fiscal year. The increase in SG&A was primarily due to the inclusion of Martin in fiscal year 2014 and higher amortization expense related to intangible assets acquired in the Martin, Duran Audio BV (“Duran”) and AMX acquisitions. As a percentage of net sales, SG&A increased 0.1 percentage point to 24.5 percent in fiscal year 2014 compared to the prior fiscal year. RD&E increased $6.4 million to $38.0 million, or 4.5 percent of net sales in fiscal year 2014 compared to $31.6 million, or 4.7 percent of net sales in the prior fiscal year, primarily due to the inclusion of Martin and Duran and unfavorable foreign currency translation of $0.8 million.

Services— SG&A was $26.1 million in fiscal year 2015.

Other —Other SG&A includes the operating results of Redbend from the February 26, 2015 acquisition date and compensation, benefit and occupancy costs for corporate employees, new technology innovation and expenses associated with our corporate brand identity campaign. Other SG&A increased $27.9 million to $178.5 million in fiscal year 2015 compared to the prior fiscal year primarily due to increased transaction expenses, increased compensation expense, the addition of Redbend, increased RD&E, increased integration expenses associated with acquisitions and increased marketing expenses. RD&E increased $9.5 million to $21.8 million in fiscal year 2015 compared to $12.3 million in the prior fiscal year, primarily due to the inclusion of Redbend.

Other SG&A increased $36.4 million to $150.6 million in fiscal year 2014 compared to the prior fiscal year, primarily due to higher marketing expenses related to our global brand awareness campaign, increased stock compensation expense, higher RD&E and higher incentive expense for bonuses.

Restructuring

Our restructuring program that is designed to improve our global footprint, cost structure, technology portfolio, human resources and internal processes continues. During fiscal years 2015, 2014 and 2013, we continued to refine existing programs and launched significant new programs focused on achieving further productivity improvements to: (i) optimize certain research and development, supply chain and administrative functions; (ii) outsource certain manufacturing capabilities; (iii) divest or sublease facilities no longer needed to support current operations; and (iv) relocate certain functions to best cost countries.

A summary and components of our restructuring initiatives are presented below and include accruals for new programs as well as revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Severance Related Costs(1)	Third Party Contractor Termination Costs	Facility Closure and Other Related Costs(2)	Asset Impairments(3)	Total
Liability, June 30, 2012	$19,938	$17	$10,839	$0	$30,794
Expense(4)	21,297	1,076	55,405	5,337	83,115
Accumulated depreciation offset	0	0	0	(5,337)	(5,337)
Payments	(18,151)	(72)	(38,939)	0	(57,162)
Reclassified liabilities(2)	0	0	6,889	0	6,889
Foreign currency translation	479	(7)	(346)	0	126

Liability, June 30, 2013	$23,563	$1,014	$33,848	$0	$58,425

Expense(4)	65,870	5,793	5,581	6,959	84,203
Accumulated depreciation offset	0	0	0	(6,959)	(6,959)
Payments	(36,699)	(6,856)	(10,522)	0	(54,077)
Foreign currency translation	1,423	49	1,355	0	2,827

Liability, June 30, 2014	$54,157	$0	$30,262	$0	$84,419

Expense(4)	39,158	2,097	1,717	8,966	51,938
Accumulated depreciation offset	0	0	0	(8,966)	(8,966)
Reclassified liabilities(1)	553	0	0	0	553
Payments	(22,293)	(2,096)	(24,950)	0	(49,339)
Foreign currency translation	(10,786)	(1)	(2,439)	0	(13,226)

Liability, June 30, 2015	$60,789	$0	$4,590	$0	$65,379

(1)	Certain pre-existing pension liabilities were transferred and reduced the restructuring expenses recorded as part of an individual restructuring program. These offsets are shown as Reclassified liabilities in fiscal year 2015 above.
(2)	Certain contractual indemnification payments resulting from the transfer of a manufacturing facility to a third party were recorded as restructuring expenses in fiscal year 2013 and are classified within Facility Closure and Other Related Costs. Certain pre-existing liabilities related to this transferred facility were offset and reduced the restructuring expenses recorded as part of this transaction. These offsets are shown as Reclassified liabilities as noted above. See Note 3—Transfer of Ownership of Manufacturing Facility for more information.
(3)	Credits related to restructuring charges for accelerated depreciation and inventory provisions are recorded against the related assets in Property, plant & equipment, net or Inventories in our Consolidated Balance Sheets and do not impact the restructuring liability.

(4)	Restructuring expenses noted above are primarily in SG&A in our Consolidated Statements of Income. Asset impairments, which consist of accelerated depreciation and inventory provisions, are primarily in Cost of sales in our Consolidated Statements of Income.

Restructuring liabilities are recorded in Accrued liabilities and Other non-current liabilities in our Consolidated Balance Sheets.

Restructuring expenses by reporting business segment are presented below:

	Year Ended June 30,
	2015	2014	2013
Infotainment	$(540)	$47,147	$58,878
Lifestyle	32,691	23,645	16,260
Professional	10,889	6,335	2,640
Services	0	0	0
Other	(68)	117	0

Total	42,972	77,244	77,778
Asset impairments	8,966	6,959	5,337

Total	$51,938	$84,203	$83,115

Goodwill

In September 2011, we adopted Accounting Standards Update 2011-08, “Intangibles – Goodwill and Other (Topic 350),” under which an entity may first assess qualitative factors in determining whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. In fiscal years 2015 and 2014, we did not elect to first assess the qualitative factors in evaluating our goodwill for impairment; therefore, we proceeded with our quantitative goodwill impairment test.

We test for impairment at the reporting unit level on an annual basis as of April 30th of every year and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Refer to Note 1—Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements for more information on how we test goodwill for impairment. The annual goodwill impairment tests conducted as of April 30, 2015 and 2014 indicated that the fair value of each reporting unit was substantially in excess of its carrying value and, as such, no impairments were deemed to exist. Our accumulated amount of goodwill impairment recorded in prior fiscal years is $330.0 million.

Goodwill was $1.3 billion at June 30, 2015 compared with $541.0 million at June 30, 2014. The increase in goodwill in the fiscal year ended June 30, 2015 versus the prior fiscal year was primarily associated with the following: an increase of $13.2 million in connection with the acquisition of SVSI, an increase of $13.2 million in connection with the acquisition of certain automotive assets of B&O, an increase of $529.4 million in connection with the acquisition of STC, an increase of $187.0 million in connection with the acquisition of Redbend, an increase of $20.3 million in connection with the acquisition of S1nn, an increase of $8.0 million in connection with the acquisition of I.P.S.G. International Product Solution Group Pty Ltd and VFX Systems Pty Ltd (collectively “IPSG/VFX”), an increase of $5.4 million in connection with the acquisition of yurbuds and a reduction of $1.9 million in connection with the acquisition of AMX.

Goodwill was $541.0 million at June 30, 2014 compared with $234.3 million at June 30, 2013. The increase in goodwill in the fiscal year ended June 30, 2014 versus the prior fiscal year was primarily related to goodwill associated with the following: $244.3 million in connection with the acquisition of AMX, $30.1 million in connection with the acquisition of yurbuds, $15.1 million in connection with the acquisition of Duran, $8.1 million in connection with the acquisition of innovative Systems GmbH (“IS”), $4.9 million in connection with the acquisition of Martin and $0.1 million in connection with the acquisition of iOnRoad Technologies, Ltd.

The contingent purchase price associated with the acquisition of IS is calculated pursuant to the terms of an agreement between the parties. Certain terms of the agreement are currently subject to a dispute between the parties and the matter has been submitted to arbitration. On November 5, 2013, the arbitration panel reached a partial judgment on some of the disputed matters covering the period from February 2009 through January 2012 awarding €16.3 million to the IS sellers. We contested the enforcement of the partial award. During the fiscal year ended June 30, 2014, we recorded approximately $8.1 million of additional contingent purchase price to accrue for this partial award. In July 2014, the partial award was upheld. Until such time as the other disputed matters are resolved, we cannot calculate the contingent purchase price related to these other disputed matters. During the fiscal year ended June 30, 2015, we paid the €16.3 million partial award.

The changes in the carrying amount of goodwill by business segment for the fiscal years ended June 30, 2015 and 2014 were as follows:

	Infotainment	Lifestyle	Professional	Services	Other	Total
Balance, June 30, 2013	$8,576	$107,438	$118,328	$0	$0	$234,342
Acquisitions and adjustments(1)	143	30,118	264,308	0	0	294,569
Contingent purchase price consideration associated with the acquisition of IS	8,052	0	0	0	0	8,052
Other adjustments(2)	309	394	3,286	0	0	3,989

Balance, June 30, 2014	$17,080	$137,950	$385,922	$0	$0	$540,952
Acquisitions and adjustments(1)	10,209	28,809	19,225	529,367	187,031	774,641
Other adjustments(2)	(2,867)	(7,671)	(17,286)	0	(589)	(28,413)

Balance, June 30, 2015	$24,422	$159,088	$387,861	$529,367	$186,442	$1,287,180

(1)	Refer to Note 2—Acquisitions in the Notes to the Consolidated Financial Statements for more information.
(2)	The other adjustments to goodwill primarily consist of foreign currency translation adjustments.

Operating Income

Fiscal year 2015 operating income was $469.6 million, or 7.6 percent of net sales. This represents an increase of 1.4 percentage points compared to the prior fiscal year. The increase in operating income was primarily due to higher leverage of fixed costs based on higher net sales volumes resulting in higher gross margin, partially offset by higher SG&A in support of increased net sales and from the inclusion of our recent acquisitions and higher RD&E.

Fiscal year 2014 operating income was $329.7 million, or 6.2 percent of net sales. This represents an increase of 1.5 percentage points compared to the prior fiscal year. The increase in operating income was primarily due to higher gross profit due to increased net sales in fiscal year 2014, partially offset by higher SG&A in support of increased net sales and the inclusion of the acquisitions of Martin and Duran, a reduction of $22.1 million in contingent consideration in the prior year related to the acquisition of MWM and higher marketing costs related to our brand-awareness campaign.

A summary of our operating income (loss) by business segment is presented below:

	Year Ended June 30,
	2015	Percentage of Net Sales	2014	Percentage of Net Sales	2013	Percentage of Net Sales
Infotainment	$342,350	11.0%	$195,403	6.9%	$90,799	4.0%
Lifestyle	199,149	10.6%	170,517	10.3%	137,477	10.3%
Professional	102,002	9.7%	114,057	13.4%	85,810	12.8%
Services	1,009	1.1%	0	0.0%	0	0.0%
Other	(174,916)	*	(150,250)	*	(112,835)	*

Total	$469,594	7.6%	$329,727	6.2%	$201,251	4.7%

*	Not meaningful.

Interest Expense, Net

Interest expense is reported net of interest income in our Consolidated Statements of Income. Interest expense, net was $13.9 million, $8.0 million and $12.9 million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively. Gross interest expense was $16.1 million, $10.1 million and $15.3 million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively. The non-cash portion of interest expense was $2.8 million, $2.2 million and $8.5 million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively. The cash portion of gross interest expense was $13.3 million, $7.9 million and $6.8 million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively. Interest income was $2.2 million, $2.1 million and $2.4 million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

Non-cash interest expense for the fiscal year ended June 30, 2015 relates to the amortization of the debt discount and debt issuance costs on the Euro-denominated 2.000 percent senior notes due 2022 (the “2.000 Percent Senior Notes”) issued on May 27, 2015 and the U.S. Dollar denominated 4.150 percent senior notes due 2025 (the “4.150 Percent Senior Notes”) issued on May 11, 2015 and the amortization of debt issuance costs on the Multi-Currency Credit Agreement entered into on March 26, 2015 (the “2015 Credit Agreement”) and the Multi-Currency Credit Agreement entered into on October 10, 2012, (the “2013 Credit Agreement”). Non-cash interest expense for the fiscal year ended June 30, 2014 relates to the amortization of debt issuance costs on the 2013 Credit Agreement. Non-cash interest expense for the fiscal year ended June 30, 2013 relates to the amortization of debt issuance costs on the 2013 Credit Agreement, the amortization of the debt discount and debt issuance costs on the $400.0 million of 1.25 percent convertible senior notes repaid on October 15, 2012 (the “Convertible Senior Notes”) and the amortization of debt issuance costs on the Multi-Currency Credit Agreement, entered into on December 1, 2010, as amended on December 15, 2011 and July 2, 2012 (the “2012 Credit Agreement”).

Cash interest expense in the fiscal year ended June 30, 2015 primarily relates to interest on the 2.000 Percent Senior Notes, the 4.150 Percent Senior Notes, the 2015 Credit Agreement, the 2013 Credit Agreement and our short-term borrowings. Cash interest expense in the fiscal year ended June 30, 2014 primarily relates to interest on the 2013 Credit Agreement and our short-term borrowings. Cash interest expense in the fiscal year ended June 30, 2013 primarily relates to interest on the 2013 Credit Agreement, the Convertible Senior Notes, the 2012 Credit Agreement and our short-term borrowings.

Interest income primarily relates to interest earned on our cash and cash equivalents, short-term investment balances and the variances from year to year are due to fluctuations in those balances and changes in interest rates.

The increase in interest expense, net in fiscal year 2015 compared with the prior fiscal year is primarily due to higher cash and non-cash interest expense and the decrease in fiscal year 2014 compared with the prior fiscal year is primarily due to lower non-cash interest expense.

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

Miscellaneous, Net

We recorded miscellaneous expenses, net, of $10.1 million, $8.4 million and $11.8 million in fiscal years 2015, 2014 and 2013, respectively. In fiscal year 2015, Miscellaneous, net primarily consisted of bank charges of $6.4 million and interest expense of $3.7 million related to a disputed claim and the accretion of certain acquisition consideration liabilities, which are payable in the future. In fiscal year 2014, Miscellaneous, net primarily consisted of bank charges of $6.2 million and interest expense of $2.1 million related to a disputed claim. In fiscal year 2013, Miscellaneous, net primarily consisted of a loss on available-for-sale securities of $5.9 million and bank charges of $5.1 million.

Income Taxes

Our fiscal year 2015, 2014 and 2013 effective tax rates were an expense of 23.1 percent, 23.6 percent and 18.2 percent, respectively. The effective tax rate was lower than the U.S. Federal statutory rate due to income mix, U.S. Federal income tax credits and rate differentials between the U.S. and foreign jurisdictions. Refer to Note 13 – Income Taxes in the Notes to the Consolidated Financial Statements for more information.

Liquidity and Capital Resources

We primarily finance our working capital requirements through cash generated by operations, the 2015 Credit Agreement, proceeds from the issuance of the 2.000 Percent Senior Notes and the 4.150 Percent Senior Notes and trade credit. Cash and cash equivalents were $649.5 million at June 30, 2015 compared to $581.3 million at June 30, 2014. During the fiscal year ended June 30, 2015, our cash and cash equivalents balance increased $68.2 million. The increase in cash was primarily due to net cash provided by operating activities, new net borrowings under the 2015 Credit Agreement and proceeds from the issuance of the 4.150 Percent Senior Notes and the 2.000 Percent Senior Notes, partially offset by payments for acquisitions, capital expenditures, dividends and repurchases of common stock related to share-based compensation arrangements. We also used cash to make investments in our manufacturing facilities, fund product development and meet the working capital needs of our business segments.

We believe that our existing cash and cash equivalents of $649.5 million at June 30, 2015, together with our expected future operating cash flows, and our availability of $912.1 million under the 2015 Credit Agreement, will be sufficient to cover our working capital needs, debt service, income tax payments, capital expenditures, including major investments related to manufacturing and research facilities in emerging markets, acquisitions, purchase commitments, restructuring projects, share buybacks and quarterly dividends for at least the next 12 months.

Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and maintain access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors beyond our control. We earn a significant amount of our operating income outside the U.S., the majority of which is deemed to be permanently reinvested in foreign jurisdictions. For at least the next 12 months, we have sufficient cash in the U.S., availability under the 2015 Credit Agreement and forecasted domestic cash flow to sustain our operating activities and cash commitments for investing and financing activities, such as quarterly dividends, share buybacks and the repayment of debt. In addition, we expect existing foreign cash and cash equivalents and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months. As of June 30, 2015, Cash and cash equivalents of $196.3 million were held in the U.S. and Cash and cash equivalents of $453.2 million were held by us in foreign jurisdictions. As of June 30, 2014, Cash and cash equivalents of $235.9 million were held in the U.S. and Cash and cash equivalents of $345.4 million were held by us in foreign jurisdictions. Below is a more detailed discussion of our cash flow activities during fiscal year 2015.

Operating Activities

For the fiscal year ended June 30, 2015, our net cash provided by operating activities was $552.6 million, compared to $592.1 million in the prior fiscal year. The decrease in operating cash flows compared to the prior fiscal year was primarily due to increases in other current assets, pre-production and development costs, accounts receivable and a smaller increase in accrued liabilities, partially offset by increases in accounts payable and higher net income. At June 30, 2015, working capital, excluding cash, short-term debt and current portion of long-term debt was $184.5 million, compared with $431.3 million at June 30, 2014. The decrease was primarily due to higher accrued liabilities, driven by the accrual for remainder of the STC purchase price and the estimated earnout, and higher accounts payable, partially offset by higher receivables, net, other current assets and inventories balances.

Investing Activities

Net cash used in investing activities was $738.5 million for the fiscal year ended June 30, 2015, compared to $612.1 million in the prior fiscal year. The increase in net cash used in investing activities compared to the prior fiscal year was primarily due to higher costs for acquisitions and capital expenditures. Capital expenditures for the fiscal year ended June 30, 2015 were $192.5 million, in support of new Infotainment and Lifestyle awards, compared to $157.1 million in the prior fiscal year. We expect that capital expenditures as a percentage of sales in fiscal year 2016 will remain in line with fiscal year 2015 levels.

Financing Activities

Net cash provided by financing activities was $305.2 million in the fiscal year ended June 30, 2015, compared to $136.6 million provided by financing activities in the prior fiscal year. The increase in cash provided by financing activities was primarily due to higher net borrowings of long-term debt.

Our total debt, including short-term borrowings, at June 30, 2015 was $1.1 billion, primarily comprised of the issuance of $397.3 million of the 4.150 Percent Senior Notes, the issuance of $388.4 million of the 2.000 Percent Senior Notes and outstanding borrowings under the 2015 Credit Agreement of $283.1 million. Also included in total debt at June 30, 2015 are capital leases of $16.3 million, of which $4.6 million is included in Current portion of long-term debt and short-term debt of $1.0 million.

Our total debt, including short-term borrowings, at June 30, 2014 was $558.8 million, primarily comprised of outstanding borrowings under the 2013 Credit Agreement of $555.0 million. Also included in total debt at June 30, 2014 is short-term debt and long-term borrowings of $3.8 million.

Issuance of 2.000 Percent Senior Notes

On May 27, 2015, we completed a public offering of €350.0 million of the 2.000 Percent Senior Notes, issued by Harman Finance S.C.A (“Harman Finance”), which are fully and unconditionally guaranteed by Harman. Harman Finance is a wholly-owned finance subsidiary and has no independent activities, assets or operations other than in connection with the 2.000 Percent Senior Notes. The 2.000 Percent Senior Notes bear interest at a rate of 2.000 percent per year, payable annually in arrears on May 27 of each year, commencing on May 27, 2016 and will mature on May 27, 2022. The 2.000 Percent Senior Notes were issued at 99.613 percent of par value, reflecting a discount of €1.4 million to the aggregate principal amount, which is being amortized to Interest expense, net in our Consolidated Statement of Income using the effective interest method, over the term of the 2.000 Percent Senior Notes. We incurred €2.6 million of debt issuance costs in connection with the 2.000 Percent Senior Notes which are being amortized to Interest expense, net in our Consolidated Statement of Income using the effective interest method, over the term of the 2.000 Percent Senior Notes. The net proceeds from the issuance of the 2.000 Percent Notes were €346.0 million, net of the discount and debt issuance costs. The effective interest related to the 2.000 Percent Senior Notes, based on the net proceeds received is 2.060 percent. The 2.000 Percent Senior Notes were issued under an indenture, dated as of May 27, 2015, by and between Harman Finance, Harman, as guarantor, and a trustee, as supplemented by the first supplemental indenture, dated as of May 27, 2015, by and between Harman Finance, Harman, as guarantor, and a trustee (as supplemented, the “2.000 Percent Senior Notes Indenture”). All payments of interest and principal, including payments made upon any redemption of the 2.000 Percent Senior Notes, will be made in Euros, subject to certain exceptions if the Euro is unavailable.

At any time prior to February 27, 2022, Harman Finance has the right to redeem the 2.000 Percent Senior Notes, in whole or in part, at its option, at a “make-whole” redemption price. At any time on or after February 27, 2022, Harman Finance may redeem the 2.000 Percent Senior Notes, in whole or in part, at a redemption price equal to 100 percent of the principal amount of the 2.000 Percent Senior Notes being redeemed. In each case, Harman Finance will also pay the accrued and unpaid interest on the principal amount being redeemed on the redemption date. Harman Finance is required to offer to repurchase the 2.000 Percent Senior Notes for cash at a price of 101 percent of the aggregate principal amount of the 2.000 Percent Senior Notes, plus accrued and unpaid interest, upon the occurrence of a change of control triggering event (as defined in the 2.000 Percent Senior Notes Indenture). Harman Finance will also have the right to redeem all, but not part, of the 2.000 Percent Senior Notes in the event of certain changes in the tax laws of a relevant taxing jurisdiction at a redemption price equal to 100 percent of the principal amount, plus accrued and unpaid interest. Harman Finance will be required, subject to certain exceptions and limitations set forth in the 2.000 Percent Senior Notes Indenture, to pay as additional interest on the 2.000 Percent Senior Notes such additional amounts as are necessary in order that the net payment by Harman Finance of the principal and interest on the 2.000 Percent Senior Notes to a holder, after withholding or deduction for any present or future tax, assessment or other governmental charge imposed by a relevant taxing jurisdiction, will not be less than the amount provided in the 2.000 Percent Senior Notes to be then due and payable.

The 2.000 Percent Senior Notes Indenture contains covenants that, subject to certain exceptions, limit our ability to: (i) incur indebtedness secured by principal properties, (ii) enter into certain sale and leaseback transactions with respect to principal properties and (iii) enter into certain mergers, consolidations and transfers of all or substantially all of our and our subsidiaries’ assets on a consolidated basis. In addition, the 2.000 Percent Senior Notes Indenture requires that Harman owns, directly or indirectly, 100 percent of the capital stock of Harman Finance, and limits Harman Finance’s ability to enter into certain mergers, consolidations and transfers of all or substantially all of its assets. The 2.000 Percent Senior Notes Indenture also contains customary events of default, including a cross-acceleration provision to the 2015 Credit Agreement and other future material indebtedness of at least $100.0 million. The guarantee of the 2.000 Percent Senior Notes is an unsecured senior obligation of Harman, and ranks equally in right of payment with all of our other senior unsecured indebtedness.

We used the net proceeds from the offering of the 2.000 Percent Senior Notes to repay a portion of indebtedness outstanding under the 2015 Credit Agreement and the financing of our acquisition of certain automotive assets of B&O, with the balance to be used for general corporate purposes. Refer to Note 2 – Acquisitions in the Notes to the Consolidated Financial Statements for more information.

Issuance of 4.150 Percent Notes

On May 11, 2015, we completed a public offering of $400.0 million of the 4.150 Percent Senior Notes issued by Harman. The 4.150 Percent Senior Notes bear interest at a rate of 4.150 percent per year, payable semi-annually in arrears on May 15 and November 15 of each year, commencing on November 15, 2015, and will mature on May 15, 2025. The 4.150 Percent Senior Notes were issued at 99.336 percent of par value, reflecting a discount of $2.7 million to the aggregate principal amount, which is being amortized to Interest expense, net in our Consolidated Statement of Income using the effective interest method, over the term of the 4.150 Percent Senior Notes. We incurred $3.8 million of debt issuance costs, in connection with the 4.150 Percent Senior Notes which are being amortized to Interest expense, net in our Consolidated Statement of Income using the effective interest method, over the term of the 4.150 Percent Senior Notes. The net proceeds from the issuance of the 4.150 Percent Senior Notes were $393.5 million, net of the discount and debt issuance costs. The effective interest related to the 4.150 Percent Senior Notes, based on the net proceeds received is 4.232 percent. The 4.150 Percent Senior Notes were issued under an indenture, dated as of May 11, 2015, by and between us and a trustee, as supplemented by the first supplemental indenture, dated as of May 11, 2015, by and between us and the trustee (as supplemented, the “4.150 Percent Senior Notes Indenture”).

At any time prior to February 15, 2025, we have the right to redeem the 4.150 Percent Senior Notes, in whole or in part, at our option, at a “make-whole” redemption price. At any time on or after February 15, 2025, we may redeem the 4.150 Percent Senior Notes at a redemption price equal to 100 percent of the principal amount of the 4.150 Percent Senior Notes being redeemed. In each case, we will also pay the accrued and unpaid interest on the principal amount being redeemed on the redemption date. We are required to offer to repurchase the 4.150 Percent Senior Notes for cash at a price of 101 percent of the aggregate principal amount of the 4.150 Percent Senior Notes, plus accrued and unpaid interest, upon the occurrence of a change of control triggering event (as defined in the 4.150 Percent Senior Notes Indenture).

The 4.150 Percent Senior Notes Indenture contains covenants that, subject to certain exceptions, limit our ability to: (i) incur indebtedness secured by principal properties, (ii) enter into certain sale and leaseback transactions with respect to principal properties and (iii) enter into certain mergers, consolidations and transfers of all or substantially all of our and our subsidiaries’ assets on a consolidated basis. The 4.150 Percent Senior Notes Indenture also contains customary events of default, including a cross-acceleration provision to the 2015 Credit Agreement and other future material indebtedness of at least $100.0 million. The 4.150 Percent Senior Notes are unsecured senior obligations of Harman, and rank equally in right of payment with all of our other senior unsecured indebtedness, including our guarantee of the 2.000 Percent Senior Notes.

We used the net proceeds from the offering of the 4.150 Percent Senior Notes to repay a portion of indebtedness outstanding under the 2015 Credit Agreement.

2015 Credit Agreement

On March 26, 2015 we and our wholly-owned subsidiary Harman Holding GmbH & Co. KG (“Harman KG”), entered into the 2015 Credit Agreement with a group of banks. The 2015 Credit Agreement provides for a five-year unsecured multi-currency revolving credit facility in the amount of $1.2 billion (the “Aggregate Commitment”) with availability in currencies other than the United States Dollar of up to $750.0 million. Up to $50.0 million of the Aggregate Commitment is available for letters of credit. Subject to certain conditions set forth in the 2015 Credit Agreement, the Aggregate Commitment may be increased by up to $500.0 million. However, there is presently no commitment for this additional borrowing ability. We may select interest rates for borrowings under the 2015 Credit Agreement equal to (i) the LIBO rate plus an applicable margin, (ii) the EURIBO rate plus an applicable margin, or (iii) a base rate plus an applicable margin, which in each case is based on ratings which are established by Standard & Poor’s Rating Services (“S&P”) and Moody’s Investor Services (“Moody’s”). We pay a facility fee on the Aggregate Commitment, whether drawn or undrawn, which is also determined based on our ratings which are established by S&P and Moody’s. Any proceeds from borrowings under the 2015 Credit Agreement may be used for general corporate purposes.

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

The 2015 Credit Agreement also contains certain negative covenants that limit, among other things, the ability of certain of our subsidiaries to incur debt and our ability and the ability of our subsidiaries to incur liens, make fundamental changes (including selling all or substantially all of our assets), undertake transactions with affiliates and undertake sale and leaseback transactions. The 2015 Credit Agreement is subject to acceleration upon certain specified events of default, including failure to make timely payments, breaches of representations or covenants, or a “change of control”, as such term is defined in the 2015 Credit Agreement. As of June 30, 2015, we were in compliance with all the financial covenants of the 2015 Credit Agreement and we believe we will be in compliance for the next 12 months.

Upon the signing of the 2015 Credit Agreement, we voluntarily terminated the 2013 Credit Agreement with a group of banks. No early termination penalties were incurred by us as a result of the termination of the 2013 Credit Agreement. All of the approximately $4.0 million of letters of credit that were previously outstanding under the 2013 Credit Agreement were deemed to be issued and outstanding under the 2015 Credit Agreement.

At June 30, 2015, there was approximately $283.1 million of outstanding borrowings, which are included in our Consolidated Balance Sheet as Borrowings under revolving credit facility and $4.8 million of outstanding letters of credit under the 2015 Credit Agreement. At June 30, 2015, unused available credit under the 2015 Credit Agreement was $912.1 million. In connection with the 2015 Credit Agreement, we incurred $3.0 million of fees and other expenses, which are included within Other assets in our Consolidated Balance Sheet at June 30, 2015. These costs are amortized over the term of the 2015 Credit Agreement to Interest expense, net in our Consolidated Statement of Income on a straight-line basis. In addition, during the fiscal year ended June 30, 2015, we wrote off $0.6 million of debt issuance costs to Interest expense, net, associated with the 2013 Credit Agreement, which represented the portion of these costs that were attributed to the 2013 Credit Agreement.

At June 30, 2014, there was $300.0 million of outstanding borrowings and approximately $4.6 million of outstanding letters of credit under the revolving credit facility of the 2013 Credit Agreement and $255.0 million of outstanding borrowings under the five-year unsecured United States Dollar term loan facility of the 2013 Credit Agreement, of which $35.6 million is included in our Consolidated Balance Sheet as Current portion of long-term debt and $219.4 million is classified as Long-term debt.

Convertible Senior Notes

On October 15, 2012, the maturity date for the $400.0 million of the Convertible Senior Notes, we repaid all of the outstanding $400.0 million principal amount of Convertible Senior Notes and accrued and unpaid interest thereon held by affiliates of Kohlberg Kravis Roberts & Co. and Goldman Sachs Capital Partners and other investors. The repayment of principal was funded by $300.0 million of borrowings under the term facility of the 2013 Credit Agreement and $100.0 million of cash on hand.

At June 30, 2015, long-term debt maturing in each of the next five fiscal years and thereafter is as follows:

2016	$4,550
2017	3,748
2018	2,792
2019	1,846
2020	1,464
Thereafter	1,074,933

Total	$1,089,333

Credit Rating

On September 6, 2012, S&P raised our corporate credit rating to the investment grade BBB–from BB+, citing improved margins and lower business risk. S&P also raised the issue rating on our senior unsecured notes to BB+ from BB. On October 11, 2012, Moody’s raised our credit rating to Baa3 from Ba1, elevating us to investment-grade status, with the assignment of the Baa3 rating. We expect that the increase in our credit rating will enable us to continue to obtain credit in the future.

Dividends

On June 25, 2015, we announced that our annual cash dividend would increase by six percent in fiscal year 2016 to $1.40 per share. The dividends will be paid in quarterly increments of $0.35 per share, effective July 1, 2015.

Off-Balance Sheet Arrangements

We utilize off-balance sheet arrangements in our operations when we enter into operating leases for land, buildings and equipment in the normal course of business, which are not included in our Consolidated Balance Sheets. In addition, we had outstanding letters of credit of $4.8 million and $4.6 million at June 30, 2015 and 2014, respectively, that were not included in our Consolidated Balance Sheets.

Contractual Obligations

We have obligations and commitments to make future payments under various agreements and for uncertain tax positions. The following table details our obligations by due date:

	Year Ending June 30,
	2016	2017	2018	2019	2020	Thereafter	Total
Short term borrowings(1)	$1,021	$0	$0	$0	$0	$0	$1,021
Long-term debt(1)	4,550	3,748	2,792	1,846	1,464	1,074,933	1,089,333
Firm commitments for capital expenditures	60,420	0	0	0	0	0	60,420
Purchase obligations(2)	233,856	0	0	0	0	0	233,856
Non-cancelable operating leases(3)	46,220	43,022	41,528	41,069	39,258	156,070	367,167
Pension obligations(4)	9,992	9,684	10,067	9,223	9,764	60,877	109,607
Endorsement contracts(5)	13,960	10,952	7,573	420	0	0	32,905
Payments for Acquisitions (6)	229,339	0	0	0	0	0	229,339
Uncertain tax positions(7)	58,489	0	0	0	0	0	58,489

Total contractual cash obligations	$657,847	$67,406	$61,960	$52,558	$50,486	$1,291,880	$2,182,137

(1)	Refer to Note 9—Debt in the Notes to the Consolidated Financial Statements for more information and for interest payments associated with our short-term debt, borrowings under revolving credit facility and long-term debt.
(2)	Includes amounts committed under enforceable agreements for purchase of goods and services with defined terms as to quantity, price and timing of delivery.
(3)	Refer to Note 12—Leases in the Notes to the Consolidated Financial Statements for more information.
(4)	Refer to Note 17—Retirement Benefits in the Notes to the Consolidated Financial Statements for more information.
(5)	Endorsement contracts represent short-term and long-term commitments related to promotional agreements.
(6)	Refer to Note 2—Acqusitions in the Notes to the Consolidated Financial Statements. Represents the remaining portion of the base purchase price due in connection with our acquisition of STC.

(7)	Refer to Note 13—Income Taxes in the Notes to the Consolidated Financial Statements. All uncertain tax positions are included in fiscal year 2016 as timing of such payments cannot be estimated.

Share Buyback Program

On October 28, 2014, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock over the next three years (the “2014 Buyback Program”). The 2014 Buyback Program allows us to purchase shares of our common stock in accordance with applicable securities laws on the open market or through privately negotiated transactions during the authorized three year period. The 2014 Buyback Program may be suspended or discontinued at any time. We will determine the timing and the amount of any repurchases based on an evaluation of market conditions, share price, other growth opportunities and other factors. On June 18, 2015, we entered into a repurchase plan with an external broker under the 2014 Buyback Program that provides the structure under which the program will be facilitated. There were no share repurchases during the fiscal year ended June 30, 2015.

On October 26, 2011, our Board of Directors authorized the repurchase of up to $200.0 million of our common stock (the “2012 Buyback Program”). The 2012 Buyback Program allowed us to purchase shares of our common stock in accordance with applicable securities laws on the open market, or through privately negotiated transactions. We entered into an agreement with an external broker that provided the structure under which the program was facilitated, which expired on October 25, 2012. The 2012 Buyback Program was set to expire on October 26, 2012, but on October 23, 2012 our Board of Directors approved an extension of the 2012 Buyback Program through October 25, 2013. On June 19, 2013 we entered into a new agreement with an external broker which expired on October 25, 2013 (the “10b5-1 Plan”). On June 26, 2013, our Board of Directors authorized the repurchase of up to an additional $200 million of our common stock (the “2013 Buyback Program”) which expired on June 26, 2014. On August 26, 2013 we amended the 10b5-1 Plan to incorporate both board authorizations up until each of their respective expiration dates (the “Amended 10b5-1 Plan”). The Amended 10b5-1 Plan expired on June 25, 2014. During the fiscal year ended June 30, 2014, we repurchased 1,327,693 shares at a cost of $90.8 million for a total cumulative buyback of 4,719,968 shares at a cost of $220.1 million under the 2012 Buyback Program and the 2013 Buyback Program. The 2012 Buyback Program and the 2013 Buyback Program have expired and therefore no additional shares may be repurchased under such programs.

Subsequent Events

Dividends

On August 4, 2015, we declared a cash dividend of $0.35 per share for the quarter ended June 30, 2015. The quarterly dividend will be paid on August 28, 2015 to each stockholder of record as of the close of business on August 14, 2015.

Equity

Total shareholders’ equity at June 30, 2015 was $2.375 billion compared with $1.793 billion at June 30, 2014. The increase is primarily due to higher net income, unrealized gains on hedging and the issuance of our common shares for the acquisitions of STC and Redbend, partially offset by unfavorable foreign currency translation and dividends to shareholders.

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

Business Outlook

Our future outlook is largely dependent upon global macroeconomic conditions. We believe that current consumer discretionary spending levels, automotive production rates and projected increased take rates for our automotive products, will continue to support double digit growth in constant currency within our Infotainment and Lifestyle segments. Our Professional segment primarily sells in U.S. Dollars, making our products more expensive for customers in several global markets. To mitigate this impact we will continue to pursue certain discount programs. Our recent acquisition of STC provides diversification of the customer base and moderation of the business cycle. We remain committed to our investment plans in the areas of RD&E and marketing programs, driving growth through increased consumer awareness for our innovative new product introductions. We also remain committed to pursuing incremental productivity and restructuring programs, which are expected to provide an accelerated rate of earnings growth in future years. Capital expenditures as a percentage of sales are expected to remain in line with fiscal year 2015 levels.

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

Revenue Recognition: In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The new guidance implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The new guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The original standard was effective for fiscal years beginning after December 15, 2016; however, in April 2015, the FASB proposed a one-year deferral of this standard, with a new effective date of December 15, 2017. In July 2015,the FASB affirmed its proposal to defer the effective date of the new revenue standard for all entities by one year. We expect to adopt the provisions of this new guidance on July 1, 2018, depending on the final guidance. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of the new provisions will have on our financial condition and results of operations.

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

Interest Rate Sensitivity/Risk

At June 30, 2015, interest on approximately 26 percent of our borrowings was determined on a variable rate basis. The interest rates on this portion of our debt are subject to changes in U.S. and European short-term interest rates. To assess exposure to interest rate changes, we have performed a sensitivity analysis assuming a hypothetical 100 basis point increase or decrease in interest rates across all outstanding variable rate debt and investments. Our analysis indicates that the effect on fiscal year net income of such an increase and decrease in interest rates would be approximately $3.0 million.

Foreign Currency Risk

We maintain significant operations in Germany, Hungary, China, the Netherlands, the United Kingdom, India, Brazil, Denmark and Austria. As a result, we are subject to market risks arising from changes in these foreign currency exchange rates, principally the change in the value of the Euro versus the U.S. Dollar. Refer to Note 10 – Derivatives in the Notes to the Consolidated Financial Statements for additional discussion on our financial risk management.

Our subsidiaries purchase products and raw materials and sell our products in various currencies. As a result, we may be exposed to cost changes relative to local currencies in these markets. To mitigate these transactional risks, we enter into foreign exchange contracts. Also, foreign currency positions are partially offsetting and are netted against one another to reduce exposure. We presently estimate the effect on projected fiscal year 2016 income before income taxes, based upon a recent estimate of foreign exchange transactional exposure, of a uniform strengthening or uniform weakening of the transaction currency rates of 10 percent, would be to increase or decrease income before income taxes by approximately $39.6 million. As of June 30, 2015, we had hedged a portion of our estimated foreign currency transactions using foreign exchange contracts, including forwards.

We presently estimate the effect on projected fiscal year 2016 income before income taxes, based upon a recent estimate of foreign exchange translation exposure (translating the operating performance of our foreign subsidiaries into U.S. Dollars), of a uniform strengthening or weakening of the U.S. Dollar by 10 percent, would be to increase or decrease income before income taxes by approximately $24.8 million.

Changes in currency exchange rates, principally the change in the value of the Euro compared to the U.S. dollar have an impact on our reported results when the financial statements of foreign subsidiaries are translated into U.S. dollars. Approximately 39.0 percent of our sales are denominated in Euros. The average exchange rate for the Euro versus the U.S. dollar for the fiscal year ended June 30, 2015 decreased 11.5 percent from the same period in the prior fiscal year.

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

We assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, we used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework of 1992.” Our assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, overall control environment and information systems control environment. During the fiscal year ended June 30, 2015, we completed the acquisitions of: Southern Vision Systems, Inc., certain automotive assets of Bang & Olufsen A/S, Symphony Teleca Corporation, Red Bend Ltd., S1nn GmbH & Co. KG and I.P.S.G. International Product Solution Group Pty Ltd and VFX Systems Pty Ltd (collectively the “Acquired Businesses”). We have begun to integrate certain business processes and systems of the Acquired Businesses. In reliance on interpretive guidance issued by the Securities and Exchange Commission’s staff, management has chosen to exclude from its assessment of the effectiveness of our internal control over financial reporting as of June 30, 2015, the Acquired Businesses internal control over financial reporting associated with total assets representing five percent of consolidated assets, and total revenues representing two percent of consolidated revenues, included in our consolidated financial statements as of and for the year ended June 30, 2015. Based on our assessment, we have concluded that, as of June 30, 2015, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting, as of June 30, 2015, has been audited by KPMG LLP (“KPMG”), an independent registered public accounting firm. KPMG’s report on our internal control over financial reporting is included herein.

/S/ DINESH C. PALIWAL
Dinesh C. Paliwal Chairman, President and Chief Executive Officer

/S/ SANDRA E. ROWLAND
Sandra E. Rowland Executive Vice President and Chief Financial Officer

August 7, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Harman International Industries, Incorporated:

We have audited Harman International Industries, Incorporated and subsidiaries’ (the “Company”) internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Harman International Industries, Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

During the fiscal year ended June 30, 2015, the Company completed the acquisitions of: Southern Vision Systems, Inc., certain automotive assets of Bang & Olufsen A/S, Symphony Teleca Corporation, Red Bend Ltd., S1nn GmbH & Co. KG and I.P.S.G. International Product Solution Group Pty Ltd and VFX Systems Pty Ltd (collectively the “Acquired Businesses”), and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015, the Acquired Businesses’ internal control over financial reporting associated with total assets representing five percent of consolidated assets, and total revenues representing two percent of consolidated revenues, included in the consolidated financial statements of the Company as of and for the year ended June 30, 2015. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Acquired Businesses.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harman International Industries, Incorporated and subsidiaries as of June 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2015, and our report dated August 7, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Stamford, Connecticut
August 7, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Harman International Industries, Incorporated:

We have audited the accompanying consolidated balance sheets of Harman International Industries, Incorporated and subsidiaries (the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2015. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule II – Valuation and Qualifying Accounts and Reserves for each of the years in the three-year period ended June 30, 2015. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harman International Industries, Incorporated and subsidiaries as of June 30, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Harman International Industries, Incorporated’s internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 7, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Stamford, Connecticut August 7, 2015

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
(in thousands)	2015	2014
Assets
Current assets
Cash and cash equivalents	$649,513	$581,312
Receivables, net	1,024,139	894,579
Inventories	693,574	662,128
Other current assets	581,544	320,852

Total current assets	2,948,770	2,458,871
Property, plant and equipment, net	552,421	509,856
Intangible assets, net	669,667	182,030
Goodwill	1,287,180	540,952
Deferred tax assets, long-term, net	43,706	170,558
Other assets	428,008	263,323

Total assets	$5,929,752	$4,125,590

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$4,550	$35,625
Short-term debt	1,021	3,736
Accounts payable	918,910	697,553
Accrued liabilities	956,425	566,722
Accrued warranties	163,331	155,472
Income taxes payable	76,131	26,544

Total current liabilities	2,120,368	1,485,652
Borrowings under revolving credit facility	283,125	300,000
Long-term debt	797,542	219,407
Pension liability	186,662	186,352
Other non-current liabilities	149,229	141,158

Total liabilities	3,536,926	2,332,569

Commitments and contingencies	—	—
Preferred stock	0	0
Common stock	1,007	984
Additional paid-in capital	1,365,257	1,040,254
Accumulated other comprehensive income	11,434	39,799
Retained earnings	2,229,517	1,979,234
Less: Common stock held in treasury	(1,232,602)	(1,267,693)

Total Harman International Industries, Incorporated shareholders’ equity	2,374,613	1,792,578

Noncontrolling interest	18,213	443

Total equity	2,392,826	1,793,021

Total liabilities and equity	$5,929,752	$4,125,590

See accompanying Notes to the Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended June 30,
(in thousands, except earnings per share data)	2015	2014	2013
Net sales	$6,155,297	$5,348,483	$4,297,842
Cost of sales	4,338,193	3,891,816	3,193,722

Gross profit	1,817,104	1,456,667	1,104,120
Selling, general and administrative expenses	1,347,510	1,126,940	902,869

Operating income	469,594	329,727	201,251
Other expenses:
Interest expense, net	13,929	8,026	12,868
Foreign exchange (gains) losses, net	(723)	5,935	2,313
Miscellaneous, net	10,107	8,371	11,800

Income before income taxes	446,281	307,395	174,270
Income tax expense, net	103,269	72,610	31,729
Equity in loss of unconsolidated subsidiaries	23	206	134

Net income	342,989	234,579	142,407
Net income (loss) attributable to noncontrolling interest	309	(113)	0

Net income attributable to Harman International Industries, Incorporated	$342,680	$234,692	$142,407

Earnings per share:
Basic	$4.89	$3.40	$2.06

Diluted	$4.84	$3.36	$2.04

Weighted Average Shares Outstanding:
Basic	70,147	69,073	68,990

Diluted	70,870	69,889	69,736

See accompanying Notes to the Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended June 30,
(in thousands)	2015	2014	2013
Net income	$342,989	$234,579	$142,407
Net income (loss) attributable to noncontrolling interest	309	(113)	0

Net income attributable to Harman International Industries, Incorporated	$342,680	$234,692	$142,407

Other comprehensive (loss) income, net of taxes(1):
Foreign currency translation	(191,212)	44,881	5,379
Unrealized gains (losses) on hedging derivatives, net of taxes	164,599	(21,248)	(19,266)
Pension liability adjustment, net of taxes	(1,858)	(5,817)	1,728
Unrealized gains on available for sale securities	106	183	4,250

Other comprehensive (loss) income, net of taxes, attributable to Harman International Industries, Incorporated	(28,365)	17,999	(7,909)

Comprehensive income, net of taxes	314,624	252,578	134,498

Comprehensive income (loss), net of taxes attributable to noncontrolling interest	309	(113)	0

Comprehensive income, net of taxes attributable to Harman International Industries, Incorporated	$314,315	$252,691	$134,498

(1)	Refer to Note 15—Other Comprehensive Income (Loss) for more information.

See accompanying Notes to the Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
(in thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$342,989	$234,579	$142,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	169,231	132,328	128,168
Deferred income taxes	32,074	31,040	7,583
(Gain) loss on disposition of assets	(190)	1,137	(1,131)
Share-based compensation	34,693	28,588	17,578
Excess tax benefit from share-based compensation	(4,031)	(3,622)	0
Non-cash interest expense	2,780	2,180	8,500
Non-cash increase (reduction) in contingent consideration	1,577	0	(22,100)
Changes in operating assets and liabilities, exclusive of impact of acquisitions:
(Increase) decrease in:
Receivables, net	(138,257)	(114,354)	(114,847)
Inventories	(89,184)	(67,400)	(72,810)
Other current assets	(100,438)	10,391	(46,695)
Pre-production and development costs	(24,873)	7,821	(23,708)
Increase (decrease) in:
Accounts payable	273,627	147,994	(23,394)
Accrued warranties	32,971	21,061	28,723
Accrued other liabilities	47,851	127,950	12,558
Income taxes payable	52,579	12,609	(3,026)
Net change in derivative assets and liabilities	(55,246)	18,121	(562)
Other operating activities	(25,550)	1,717	4,892

Net cash provided by operating activities	552,603	592,140	42,136

Cash flows from investing activities:
Acquisitions, net of cash received	(556,475)	(422,953)	(104,735)
Capital expenditures	(192,498)	(157,141)	(101,682)
Purchases of short-term investments	0	0	(73,761)
Maturities of short-term investments	0	10,008	267,278
Proceeds from asset dispositions	4,552	0	3,944
Purchase of investments for irrevocable trust	5,005	(42,400)	0
Other items, net	950	434	(1,735)

Net cash used in investing activities	(738,466)	(612,052)	(10,691)

Cash flows from financing activities:
Decrease in short-term borrowings	(2,569)	(1,162)	(36,590)
Borrowings of long-term debt	1,068,892	300,000	300,000
Repayments of long-term debt	(552,298)	(30,000)	(424,079)
Debt issuance costs	(9,668)	0	(6,094)
Cash dividends to shareholders	(92,600)	(83,053)	(41,449)
Repurchase of common stock	0	(90,779)	(5,398)
Exercise of stock options	27,676	48,626	20,149
Repurchases related to share-based compensation arrangements	(22,318)	(12,316)	(6,210)
Excess tax benefit from share-based compensation	4,031	3,622	0
Payment of contingent consideration	(327)	0	0
Repayments of acquiree debt	(121,198)	0	0
Other items, net	5,565	1,666	(3,740)

Net cash provided by (used in) financing activities	305,186	136,604	(203,411)

Effect of exchange rate changes on cash	(51,122)	10,362	8,868

Net increase (decrease) in cash and cash equivalents	68,201	127,054	(163,098)
Cash and cash equivalents at beginning of period	581,312	454,258	617,356

Cash and cash equivalents at end of period	$649,513	$581,312	$454,258

Supplemental Disclosure of Cash Flow Information:
Non-cash investing activities:
Accrued and contingent acquisition-related liabilities	$280,346	$13,384	$1,488
Common stock issued in connection with acquisitions	$316,035	$0	$0

See accompanying Notes to the Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Years Ended June 30, 2015, 2014 and 2013								Total Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Harman International Industries, Incorporated Shareholders’ Equity	Non Controlling Interest
($ in thousands, except share and per share data)	Number of Shares	$.01 Par Value
Balance, June 30, 2012	67,286,316	$961	$943,971	$29,709	$1,726,486	$(1,171,516)	$1,529,611	$0	$1,529,611
Net income	0	0	0	0	142,407	0	142,407	0	142,407
Other comprehensive income, net of tax				(7,909)			(7,909)		(7,909)
Restricted stock unit vesting	303,615	0	0	0	0	0	0	0	0
Repurchases related to share-based compensation arrangements	0	0	(6,210)	0	0	0	(6,210)	0	(6,210)
Exercise of stock options	608,415	9	20,140	0	0	0	20,149	0	20,149
Tax shortfall from share-based compensation	0	0	(3,731)	0	0	0	(3,731)	0	(3,731)
Share-based compensation, net	0	0	17,578	0	0	0	17,578	0	17,578
Dividends ($0.60 per share)(1)	0	0	0	0	(41,626)	0	(41,626)	0	(41,626)
Treasury stock repurchases	(145,866)	0	0	0	0	(5,398)	(5,398)	0	(5,398)

Balance, June 30, 2013	68,052,480	$970	$971,748	$21,800	$1,827,267	$(1,176,914)	$1,644,871	$0	$1,644,871
Net income	0	0	0	0	234,692	0	234,692	(113)	234,579
Other comprehensive income, net of tax				17,999			17,999		17,999
Restricted stock unit vesting	333,018	0	0	0		0	0	0	0
Repurchases related to share-based compensation arrangements	0	0	(12,316)	0	0	0	(12,316)	0	(12,316)
Exercise of stock options	1,030,452	14	48,612	0	0	0	48,626	0	48,626
Excess tax benefit from share-based compensation	0	0	3,622	0	0	0	3,622	0	3,622
Share-based compensation, net	0	0	28,588	0	0	0	28,588	0	28,588
Dividends ($1.20 per share)(1)	0	0	0	0	(82,725)	0	(82,725)	0	(82,725)
Treasury stock repurchases	(1,327,693)	0	0	0	0	(90,779)	(90,779)	0	(90,779)
Acquisition of noncontrolling interest	0	0	0	0	0	0	0	556	556

Balance, June 30, 2014	68,088,257	$984	$1,040,254	$39,799	$1,979,234	$(1,267,693)	$1,792,578	$443	$1,793,021
Net income	0	0	0	0	342,680	0	342,680	309	342,989
Other comprehensive income, net of tax				(28,365)			(28,365)		(28,365)
Restricted stock unit vesting	328,997	0	0	0		0	0	0	0
Repurchases related to share-based compensation arrangements	0	0	(22,318)	0	0	0	(22,318)	0	(22,318)
Exercise of stock options	494,304	9	27,667	0	0	0	27,676	0	27,676
Excess tax benefit from share-based compensation	0	0	4,031	0	0	0	4,031	0	4,031
Share-based compensation, net	0	0	34,693	0	0	0	34,693	0	34,693
Dividends ($1.32 per share)(1)	0	0	0	0	(92,397)	0	(92,397)	0	(92,397)
Acquisition of Redbend (2)	897,424	0	89,162	0	0	35,091	124,253	0	124,253
Acquisition of STC (2)	1,410,161	14	191,768	0	0	0	191,782	0	191,782
Acquisition of noncontrolling interest (2)	0	0	0	0	0	0	0	17,461	17,461

Balance, June 30, 2015	71,219,143	$1,007	$1,365,257	$11,434	$2,229,517	$(1,232,602)	$2,374,613	$18,213	$2,392,826

(1)	Cash dividends declared on common stock were $0.33 in all four quarters of fiscal year 2015, $0.30 in all four quarters of fiscal year 2014 and $0.15 in all four quarters of fiscal year 2013.
(2)	Refer to Note 2 – Acquisitions for more information.

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

Description of Business:

We believe we are a leader in the design and engineering of connected products and solutions for automakers, consumers and enterprises worldwide, including audio systems, visual products, enterprise automation solutions and connected services. We have developed, both internally and through a series of strategic acquisitions, a broad range of product offerings sold under renowned brand names in our principal markets. Our AKG®, AMX®, Crown®, Harman/Kardon®, Infinity®, JBL®, JBL Professional, Lexicon®, Mark Levinson®, Martin®, Revel®, Soundcraft® and Studer® brand names are well known worldwide for premium quality and performance. Our software solutions power mobile devices and systems that are designed to be connected, integrated, personalized and adaptive across all platforms, from work and home, to car and mobile.

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

Reclassifications: Where necessary, information for prior fiscal years has been reclassified to conform to the fiscal year 2015 financial statement presentation.

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

Revenue Recognition: Revenue from product sales is generally recognized at the time of product shipment or delivery, depending on when the passage of title to goods transfers to unaffiliated customers and when all of the following have occurred: a firm sales agreement is in place, pricing is fixed or determinable and collection is reasonably assured. Sales are reported net of estimated returns, discounts, rebates and incentives. Substantially all of our revenue transactions involve the delivery of a physical product. Royalty income, which is not material, is recorded when earned based upon contract terms with licensees which provide for royalties.

Service revenue is recognized as the services are rendered for time-and-material contracts or, for fixed-fee arrangements, on a proportional performance basis based on actual direct labor hours in relation to total estimated hours. Losses on fixed-fee arrangements are recognized when probable. The majority of our service contracts are on a time-and-material basis.

Revenue from software licensed under perpetual arrangements is recognized using the residual method under the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification, “Software Revenue Recognition,” and all related interpretations, when vendor-specific evidence (“VSOE”) of fair value exists for undelivered elements, such as post-contract support services, consulting services and training, but does not exist for the delivered software. Otherwise, revenue is deferred until the earlier of when: (i) VSOE of fair value exists for the remaining undelivered elements, at which point the residual method is applied, or (ii) the last element has been delivered, at which point all of the revenue is recognized.

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

Cost of sales for services consists primarily of expenses associated with personnel related to the delivery of software development services and providing technical support to customers.

Allowance for Doubtful Accounts: We reserve an estimated amount for accounts receivable that may not be collected. Methodologies for estimating the allowance for doubtful accounts are primarily based on specific identification of uncollectible accounts. Historical collection rates and customer credit worthiness are considered in determining specific reserves. At June 30, 2015 and 2014, we had $20.2 million and $9.6 million, respectively, reserved for possible uncollectible accounts receivable. As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating our allowance for doubtful accounts.

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

Selling, General and Administrative Expenses: Selling, general and administrative expenses (“SG&A”) include non-manufacturing salaries and benefits, share-based compensation expense, occupancy costs, professional fees, research, development and engineering expenses (“RD&E”), amortization of intangibles, advertising and marketing costs and other operating expenses.

Advertising Expenses: We expense advertising costs as incurred. When production costs are incurred for future advertising, these costs are recorded as an asset and subsequently expensed when the advertisement is first put into service.

RD&E: RD&E are expensed as incurred. RD&E, net of customer reimbursements, were $380.2 million, $343.8 million and $285.3 million for the fiscal years ending June 30, 2015, 2014 and 2013, respectively.

Interest Expense, net: Interest expense, net, includes interest expense and amortization of debt issuance costs and original issue discount on debt securities, net of interest income.

Foreign exchange (gains) losses, net: Foreign exchange (gains) losses, net includes gains and losses from forward points on certain derivative foreign currency forward contracts that are excluded from hedge effectiveness testing. It also includes gains and losses resulting from the re-measurement of certain foreign currency denominated monetary assets and liabilities.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, money-market funds and investments with original maturities of three months or less.

Restricted Cash and Investments: Restricted cash consists of cash related to the acquisition of the remaining portion of a noncontrolling interest that we do not currently own and a deferred compensation arrangement with certain foreign employees which requires us to maintain cash on hand. At June 30, 2015, such restricted cash amounts were $21.5 million of which $14.8 million and $6.7 million were included in Other current assets and Other assets, respectively, in our Consolidated Balance Sheets. At June 30, 2014, such restricted cash amounts were $7.8 million and were included in Other assets in our Consolidated Balance Sheets.

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

In evaluating goodwill for impairment, we first may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then no further testing of the goodwill assigned to the reporting unit is required. However, if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized, if any. In fiscal years 2015 and 2014, we did not elect to first assess the qualitative factors in evaluating our goodwill for impairment; therefore, we proceeded with our quantitative goodwill impairment test.

The first step compares the fair value of each reporting unit to its carrying value, with fair value of each reporting unit determined using established valuation techniques, specifically the market and income approaches. If the results of the first step indicate that the fair value of a reporting unit is less than its carrying value, the second step of this test is conducted wherein the amount of any impairment is determined by comparing the implied fair value of goodwill in a reporting unit to the recorded amount of goodwill for that reporting unit. The implied fair value of goodwill is calculated as the excess of fair value of the reporting unit over the amounts assigned to its assets and liabilities. Should the fair values of the goodwill so calculated be less than the carrying value, an impairment is recognized. We did not record any impairment charges for goodwill in fiscal years 2015, 2014 and 2013. Refer to Note 8—Goodwill and Intangible Assets, Net for more information.

Intangible assets, net: Intangible assets, net primarily consist of customer relationships, trade names, non-compete agreements, technology, patents and software and are amortized over periods ranging from less than one year to 14 years, which are evaluated on an annual basis. Intangible assets, net are amortized on a straight-line basis over their estimated economic lives. We believe that the straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained annually by our Company. We also have indefinite-lived intangible assets of $74.4 million, primarily consisting of trade names, which we assess for potential impairments annually, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. We did not record any impairment charges for Intangible assets, net in fiscal years 2015, 2014 and 2013. Refer to Note 8—Goodwill and Intangible Assets, Net for more information.

Impairment of Long-Lived Assets: We review the recoverability of our long-lived assets, including buildings, equipment and other definite-lived intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. We will continue to monitor the need for impairment tests, which could result in additional impairment charges. We recognized $2.3 million, $0.7 million and $0.7 million in impairment charges related to facilities that were held-for-sale in the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

Pre-Production and Development Costs: We incur pre-production and development costs related to infotainment and car audio systems that we develop for automobile manufacturers pursuant to long-term supply arrangements. Portions of these costs are reimbursable under separate agreements and are recorded as unbilled costs in our Consolidated Balance Sheets in Other current assets and Other assets, once an agreement is signed.

At June 30, 2015 and 2014, unbilled costs were $87.2 million and $75.1 million, respectively, related to pre-production costs. At June 30, 2015 and 2014 unbilled costs reimbursable in the next 12 months totaled $33.4 million and $25.3 million, respectively, and were recorded in Other current assets in our Consolidated Balance Sheets. Unbilled costs reimbursable in subsequent years at June 30, 2015 and 2014 totaled $53.8 million and $49.8 million, respectively, and were recorded in Other assets in our Consolidated Balance Sheets. At June 30, 2015 and 2014, we had fixed assets of $22.3 million and $20.0 million, respectively, for molds, dies and other tools included in our Consolidated Balance Sheets, which our customers will eventually purchase and own pursuant to long-term supply arrangements.

Accounts Payable: Beginning in fiscal year 2015, we entered into an agreement with a third party to provide an accounts payable tracking system which allows participating suppliers to sell our payment obligations to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more of our payment obligations prior to their scheduled due dates, at a discounted price, to participating financial institutions.

Our goal in entering into this agreement is to capture overall supplier savings, in the form of pricing and payment terms, created by facilitating the supplier’s ability to sell payment obligations, while providing them with greater working capital flexibility. We have no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. Our obligations to our suppliers, including amounts due and scheduled payment dates, are not impacted by a supplier’s decision to sell amounts under this arrangement, however; our right to offset balances due from suppliers against payment obligations is restricted by this agreement for those payment obligations that have been sold by suppliers. As of June 30, 2015, $15.6 million of our outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $9.4 million of those payment obligations to participating financial institutions.

Income Taxes: Deferred income tax assets or liabilities are computed based on the temporary differences between the financial statement and income tax basis of assets and liabilities using the statutory marginal income tax rate in effect for the years in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In determining the need for, and the amount of a valuation allowance, we consider our ability to forecast earnings, future taxable income, carryback losses, if any, and we consider feasible tax planning strategies. We believe the estimate of our income tax assets, liabilities and expenses are “critical accounting estimates” because if the actual income tax assets, liabilities and expenses differ from our estimates the outcome could have a material impact on our results of operations. Adjustments to our valuation allowance were recorded through charges to income tax expense, net and were an expense of $17.0 million, a benefit of $1.6 million and an expense of $2.9 million for the fiscal years ending June 30, 2015, 2014 and 2013, respectively. The calculation of our tax liabilities involves evaluating uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions in the U.S. and other tax jurisdictions based on our estimate of whether and the extent to which additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in additional tax benefits recognized in the period in which we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. We recognize interest and penalties related to income tax matters in income tax expense. Refer to Note 13—Income Taxes, for more information.

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

Interest Rate Management: We had an interest rate swap agreement to effectively convert the interest on an operating lease from a variable to a fixed rate. At the end of each reporting period, the fair value of the interest rate swap agreement was calculated. The fair value was recorded as an asset or liability. The effective gain or loss was recorded as a debit or credit to AOCI in our Consolidated Balance Sheets and any ineffectiveness was recorded immediately to rent expense in our Consolidated Statements of Income. Upon maturity, any gain or loss within AOCI was reclassified into earnings in the then-current period. The interest rate swap matured on September 30, 2013. We entered into an interest rate lock in connection with the public offering of €350 million in aggregate principal amount of the Euro-denominated 2.000 percent senior notes due 2022 (the “2.000 Percent Senior Notes”). Refer to Note 10—Derivatives for more information.

Foreign Currency Management: The fair value of foreign currency related derivatives is included in our Consolidated Balance Sheets in other current assets and accrued liabilities. The earnings impact of cash flow hedges relating to forecasted purchases of inventory in foreign currency is reported in cost of sales to match the underlying transaction being hedged. Unrealized gains and losses on these instruments are deferred in AOCI in our Consolidated Balance Sheets until the underlying transaction is recognized in earnings. The earnings impact of cash flow hedges relating to the variability in cash flows associated with foreign currency denominated assets and liabilities is reported in cost of sales, SG&A or other expense in our Consolidated Statements of Income, depending on the nature of the assets or liabilities being hedged. The amounts deferred in AOCI in our Consolidated Balance Sheets associated with these instruments relate to forward-to-forward foreign currency differentials from the date of designation until the hedged transaction takes place.

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

Share Buyback Program: On October 28, 2014, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock over the next three years (the “2014 Buyback Program”). On June 26, 2013, our Board of Directors authorized the repurchase of $200.0 million of our common stock (the “2013 Buyback Program”) which expired on June 26, 2014. Refer to Note 14—Shareholders’ Equity and Share-Based Compensation for more information.

Treasury Stock: We account for repurchased common stock under the cost method and include such treasury stock as a component of our shareholder’s equity in our Consolidated Balance Sheets. Retirement of treasury stock is recorded as a reduction of common stock and additional paid-in-capital in our Consolidated Balance Sheets at the time such retirement is approved by our Board of Directors. During the fiscal year ended June 30, 2015, we issued 839,287 shares of common stock from treasury stock to shareholders of Red Bend Ltd. (“Redbend”), in connection with our acquisition of Redbend on February 26, 2015, at a cost per share of $41.81 and an aggregate value of approximately $35.1 million. The cost per share was calculated using the average cost of the amount in treasury stock. Refer to Note 2 – Acquisitions for more information.

Refer to Note 14—Shareholders’ Equity and Share-Based Compensation for more information on shares of our common stock that were repurchased during the fiscal years ended June 30, 2015 and 2014.

Recently Adopted Accounting Pronouncements

Income Taxes: In July 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carryforwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We adopted the provisions of this new guidance on July 1, 2014. The adoption of the new provisions did not have a material impact on our financial condition or results of operations.

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

Revenue Recognition: In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The new guidance implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The new guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The original standard was effective for fiscal years beginning after December 15, 2016; however, in April 2015, the FASB proposed a one-year deferral of this standard, with a new effective date of December 15, 2017. In July 2015,the FASB affirmed its proposal to defer the effective date of the new revenue standard for all entities by one year. We expect to adopt the provisions of this new guidance on July 1, 2018, depending on the final guidance. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of the new provisions will have on our financial condition and results of operations.

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

Note 2—Acquisitions

Southern Vision Systems, Inc.

On June 10, 2015 (the “SVSI Acquisition Date”), Harman Professional, Inc., our wholly-owned subsidiary, acquired all of the issued and outstanding shares of Southern Vision Systems, Inc., a developer, manufacturer and marketer of audio/video over internet protocol products and services, for a total purchase price of $20.0 million, subject to certain adjustments (the “SVSI Adjustments”). The final SVSI Adjustments are to be delivered within 90 days of the SVSI Acquisition Date and finalized thereafter. On the SVSI Acquisition Date we paid $19.5 million which excludes $2.4 million for certain indemnification holdbacks. Payments to be made with regard to the holdbacks will be released within 18 months of the SVSI Acquisition Date if not used. The SVSI Acquisition is also subject to an earn-out of up to $10.0 million to be paid in fiscal years 2017, 2018 and 2019, based upon the achievement of certain contribution margin targets related to the sale of certain products through fiscal year 2018. Our preliminary estimate of the fair value of this contingent consideration liability is zero.

The total cost of the SVSI Acquisition was allocated on a preliminary basis, subject to final allocation, to the assets acquired and liabilities assumed based on their fair values at the SVSI Acquisition Date, as follows:

June 10, 2015
Cash and cash equivalents	$2,134
Accounts receivable	1,510
Inventories	911
Other current assets	50

Current assets	4,605
Property, plant and equipment	177
Goodwill	13,165
Intangibles	8,360

Total assets	26,307

Accounts payable	513
Accrued liabilities	494

Total current liabilities	1,007

Other non-current liabilities	3,351

Total liabilities	4,358

Net assets	$21,949

Based on our preliminary valuation, goodwill and intangibles were recorded in connection with the SVSI Acquisition based on third-party valuations and management’s estimates for those acquired intangible assets. The valuation of the acquired net assets is subject to change as we obtain additional information for our estimates during the measurement period. The primary areas of those purchase price allocations that are not yet finalized relate to identifiable intangible assets and residual goodwill. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. None of the goodwill recognized is deductible for tax purposes. Intangible assets include internally developed software of $7.7 million with an approximate useful life of five years, distributor relationships of $0.6 million with an approximate useful life of approximately two years, and a trade name of $0.1 million with an approximate useful life of one-half year. Expenses of $0.3 million were recognized in connection with this acquisition and are included in SG&A in our Consolidated Statement of Income for the fiscal year ended June 30, 2015. The operating results of SVSI are included in our consolidated financial statements from the SVSI Acquisition Date within our Professional segment. Pro forma financial information has not been provided as the SVSI Acquisition is not material to our results of operations.

Bang & Olufsen

On June 1, 2015 (the “B&O Acquisition Date”), we acquired certain automotive assets and liabilities of Bang & Olufsen A/S (“B&O”), a developer of home audio systems and car audio solutions, including a perpetual exclusive license to use the Bang & Olfusen and B&O Play trademarks, for a total purchase price of €150.8 million (the B&O Preliminary Purchase Price”) or approximately $165.7 million (the “B&O Acquisition”), subject to a final purchase price adjustment (the “B&O Adjustment”). The final B&O Adjustment is to be determined within 60 business days of the B&O Acquisition Date. On the B&O Acquisition Date, we paid the B&O Preliminary Purchase Price, of which €12.5 million was placed in escrow for certain indemnification matters, which will be released within 15 months of the B&O Acquisition Date if not used.

As of June 30, 2015, the acquisition of certain automotive assets of B&O was being reviewed by the UK Competition and Markets Authority (the “UK CMA”). In connection with this review, the UK CMA issued an order preventing us from proceeding with the integration of the acquired automotive assets of B&O into Harman, with certain exceptions, until such time as they have rendered a decision in the matter. On August 5, 2015, the UK CMA revoked the order preventing us from integrating the acquired assets and we intend to complete the integration of the acquired automotive assets of B&O into our existing premium branded offerings in car audio within our Lifestyle segment.

The total cost of the B&O Acquisition was allocated on a preliminary basis, subject to final allocation, to the assets acquired and liabilities assumed based on their fair values at the B&O Acquisition Date, as follows:

June 1, 2015
Accounts receivable	$9,338
Inventories	5,699
Other current assets	1,759

Current assets	16,796
Property, plant and equipment	7,065
Goodwill	13,202
Intangibles	129,700

Total assets	166,763

Accrued liabilities	1,046

Total current liabilities	1,046

Total liabilities	1,046

Net assets	$165,717

Based on our preliminary valuation, goodwill and intangibles were recorded in connection with the B&O Acquisition based on third-party valuations and management’s estimates for those acquired intangible assets. The valuation of the acquired net assets is subject to change as we obtain additional information for our estimates during the measurement period. The primary areas of those purchase price allocations that are not yet finalized relate to identifiable intangible assets and residual goodwill. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Of the $13.2 million of goodwill recognized, all is deductible for tax purposes. The Intangible assets balance relates to a customer relationship asset of $129.7 million with an approximate useful life of seven years. Expenses of $0.8 million were recognized in connection with this acquisition and are included in SG&A in our Consolidated Statement of Income for the fiscal year ended June 30, 2015. The operating results of B&O are included in our consolidated financial statements from the B&O Acquisition Date within our Lifestyle segment. Pro forma financial information has not been provided as the B&O Acquisition is not material to our results of operations.

Symphony Teleca Corporation

On April 8, 2015 (the “STC Acquisition Date”), we acquired all of the outstanding shares of STC, (the “STC Acquisition”) a global software services company, that provides software, engineering and integration services, for an estimated total base purchase price of $720.8 million (the “STC Purchase Price”), of which $491.5 million was paid at closing, consisting of $299.7 million in cash and $191.8 million in shares of our common stock. Approximately $115.6 million of third-party debt was assumed and paid off at closing and we also acquired $61.9 million of cash of which $14.8 million is restricted related to the acquisition of the remaining portion of a noncontrolling interest that we do not currently own. The remainder of the STC Purchase Price of $229.3 million is recorded within Accrued Liabilities in our Consolidated Balance Sheets.

The STC Acquisition is also subject to an earn-out which will be based upon the achievement of a calendar year 2015 revenue target. Our preliminary estimate of the fair value of this contingent consideration liability is $24.9 million, and is recorded within Accrued Liabilities in our Consolidated Balance Sheets. The remainder of the STC Purchase Price, including any additional earn-outs (the “Additional Payments”) will be paid in cash in the third quarter of fiscal year 2016. Certain escrow and holdback amounts will be withheld from these Additional Payments for certain indemnification matters. The STC Acquisition is subject to a final base purchase price adjustment (the “Final Base Purchase Price Adjustment”) comprised of both a net debt and net working capital component, to be prepared within 75 days from the STC Acquisition Date. Our preliminary calculation of this adjustment is zero.

There were 1,410,161 shares of Harman common stock issued which were valued at $136.00 per share based upon the closing price of our common stock on the STC Acquisition Date.

Certain STC unvested restricted stock units (the “STC Unvested RSUs”) participate in the cash proceeds from the acquisition. If the future service condition is not achieved, the STC Unvested RSUs will not vest and these respective cash proceeds are forfeited. We will record compensation expense over the remaining vesting period of these awards.

The total cost of the STC Acquisition was allocated, on a preliminary basis, subject to final allocation, to the assets acquired and liabilities assumed based on their fair values at the STC Acquisition Date, as follows:

April 8, 2015
Cash and cash equivalents	$47,023
Accounts receivable	51,553
Other current assets	74,095

Current assets	172,671
Property, plant and equipment	24,954
Goodwill	529,367
Intangibles	317,900
Other assets	33,479

Total assets	1,078,371

Short-term debt	13,417
Accounts payable	4,469
Accrued liabilities	47,437

Total current liabilities	65,323
Long-term debt	120,847
Other non-current liabilities	129,067

Total liabilities	315,237
Non-controlling interest	17,461
Total liabilities and equity	332,698

Net assets	745,673

Based on our preliminary valuation, goodwill and intangibles were recorded in connection with the STC Acquisition based on third-party valuations and management’s estimates for those acquired intangible assets. The valuation of the acquired net assets is subject to change as we obtain additional information for our estimates during the measurement period. The primary areas of those purchase price allocations that are not yet finalized relate to identifiable intangible assets and residual goodwill. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Of the $529.4 million of goodwill recognized, none is deductible for tax purposes. Intangible assets include customer relationships of $298.1 million with approximate useful lives ranging from seven to 16 years, trade name of $14.6 million with an approximate useful life of 9 months, technology of $4.2 million with an approximate useful life of three years, and a covenant not-to-compete of $1.0 million with an approximate useful life of four years. We revalued deferred revenue to fair value based on the remaining post-acquisition service obligation. This adjustment was $0.5 million and represented the value of services already rendered for which no future obligation to provide services remains. Expenses of $13.8 million were recognized in connection with this acquisition and are included in SG&A in our Consolidated Statements of Income for the fiscal year ended June 30, 2015. The operating results of STC are included in our Services segment. Pro forma financial information has not been provided as the STC Acquisition is not material to our results of operations.

Red Bend Ltd.

On February 26, 2015 (the “Redbend Acquisition Date”), Harman Becker Automotive Systems Manufacturing Kft, our indirect wholly-owned subsidiary, acquired all of the outstanding shares of Redbend, a provider of software management technology for connected devices, over-the-air software and firmware upgrading services, in a cash and stock transaction valued at approximately $195.3 million (the “Redbend Acquisition’), of which $71.0 million was paid in cash and $124.3 million was paid in shares of our common stock (the “Red Bend Purchase Price”). Approximately $5.6 million of third party debt was assumed and paid off at closing. The Redbend Acquisition is also subject to an earn-out of up to $30.0 million to be paid in the third quarter of fiscal year 2017, based upon the achievement of certain performance milestones through December 31, 2016. Our preliminary estimate of the fair value of this contingent consideration liability is $16.7 million. The Redbend Acquisition is subject to a post-closing adjustment (the “Post-Closing Adjustment”), comprised of both a net debt and net working capital component, to be prepared within 90 days from the Redbend Acquisition Date. Our final calculation of this Post-Closing Adjustment was $0.4 million, which was paid during the year ended June 30, 2015. Approximately $16.0 million of the Red Bend Purchase Price was placed in escrow for certain indemnification matters which will be released within 18 months of the Redbend Acquisition Date if not used. In addition, $1.0 million was placed in an escrow to be used for the Post-Closing Adjustment, which was released in connection with our payment of the Post-Closing Adjustment. There were 897,424 shares of our common stock transferred, of which 839,287 were reissued from treasury shares and 58,137 were issued out of the 2012 Stock Option and Incentive Plan (“2012 Plan”) reserve, which were valued at $137.78 per share based upon the closing price of our common stock on the Redbend Acquisition Date.

Certain unvested stock options held by Redbend employees were cancelled and exchanged for unvested restricted stock units of our common stock. We determined that approximately $0.6 million of the fair value of these awards issued were associated with pre-acquisition services and accordingly is included as part of the Red Bend Purchase Price. Approximately $1.9 million of the fair value of these awards issued is associated with post-acquisition services and will be recorded as compensation expense over the remaining vesting period of these awards.

The total cost of the Redbend Acquisition was allocated on a preliminary basis, subject to final allocation, to the assets acquired and liabilities assumed based on their fair values at the Redbend Acquisition Date, as follows:

February 26, 2015
Cash and cash equivalents	$2,401
Accounts receivable	2,007
Other current assets	1,245

Current assets	5,653
Property, plant and equipment	1,261
Goodwill	187,031
Intangibles	50,300
Other assets	4,934

Total assets	249,179

Accounts payable	833
Short-term debt	1,715
Accrued liabilities	15,727

Total current liabilities	18,275
Other non-current liabilities	18,877

Total liabilities	37,152

Net assets	$212,027

Based on our preliminary valuation, goodwill and intangibles were recorded in connection with the Redbend Acquisition based on third-party valuations and management’s estimates for those acquired intangible assets. The valuation of the acquired net assets is subject to change as we obtain additional information for our estimates during the measurement period. The primary areas of the purchase price allocations that are not yet finalized relate to identifiable intangible assets and residual goodwill. Goodwill was calculated as the excess of the Red Bend Purchase Price over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Of the $187.0 million of goodwill recognized, none is deductible for tax purposes. Intangible assets include technology of $46.0 million with an approximate useful life of seven years, customer relationships of $4.0 million with an approximate useful life of five years and trade names of $0.3 million with an approximate useful life of ten months. As part of our purchase price allocation, we revalued existing deferred revenue to fair value based on the remaining post-acquisition service obligation. The total revaluation adjustment was $4.0 million and represented the value of services already rendered for which no future obligation to provide services remains. The operating results of Redbend are included in our Other segment. Pro forma financial information has not been presented as the Redbend Acquisition is not material to our results of operations.

S1nn GmbH & Co. KG

On February 1, 2015 (the “S1nn Acquisition Date”), Harman Becker Automotive Systems GmbH (“HBAS”), an indirect wholly-owned subsidiary of ours, acquired all of the issued and outstanding shares of S1nn GmbH & Co. KG (“S1nn”), a developer of infotainment systems, connectivity and car audio solutions, for a total purchase price of €49.0 million or approximately $55.4 million, which includes €4.1 million, or approximately $4.6 million, placed in escrow for certain indemnification holdbacks.

The total cost of the S1nn Acquisition was allocated on a preliminary basis, subject to final allocation, to the assets acquired and liabilities assumed based on their fair values at the S1nn Acquisition Date, as follows:

February 1, 2015
Cash and cash equivalents	$9,497
Accounts receivable	10,772
Inventories	2,975
Other current assets	4,287

Current assets	27,531
Property, plant and equipment	2,627
Goodwill	20,337
Intangibles	25,903
Other assets	3,211

Total assets	79,609

Accounts payable	7,958
Accrued liabilities	15,302

Total current liabilities	23,260

Other non-current liabilities	933
Total liabilities	24,193

Net assets	$55,416

Based on our preliminary valuation, goodwill and intangibles were recorded in connection with the S1nn Acquisition based on third-party valuations and management’s estimates for those acquired intangible assets. The valuation of the acquired net assets is subject to change as we obtain additional information for our estimates during the measurement period. The primary areas of those purchase price allocations that are not yet finalized relate to identifiable intangible assets and residual goodwill. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Of the $20.3 million of goodwill recognized, $20.1 million is deductible for tax purposes. Intangible assets include internally developed software of $18.3 million with an approximate useful life of seven years, customer relationships of $6.9 million with an approximate useful life of nine years, and covenants not-to-compete of $0.7 million with an approximate useful life of three years. Expenses of $0.8 million were recognized in connection with this acquisition and are included in SG&A in our Consolidated Statement of Income for the fiscal year ended June 30, 2015. The operating results of S1nn are included in our Infotainment and Lifestyle segments. Pro forma financial information has not been provided as the S1nn Acquisition is not material to our results of operations.

I.P.S.G./VFX

On December 30, 2014 (the “IPSG/VFX Acquisition Date”), Harman International Industries Pty. Ltd., our indirect wholly-owned subsidiary, acquired all of the outstanding shares of I.P.S.G. International Product Solution Group Pty Ltd and VFX Systems Pty Ltd (collectively “IPSG/VFX”), a developer, manufacturer and distributor of audio products, for an aggregate purchase price of $5.0 million, less certain adjustments determined at the IPSG/VFX Acquisition Date (the “IPSG/VFX Purchase Price”), which was paid in cash on the IPSG/VFX Acquisition Date. The IPSG/VFX Acquisition is subject to cumulative earn-outs of up to $8.0 million payable primarily based on expectations of the gross profit of IPSG/VFX (the “IPSG/VFX Contingent Consideration”). The IPSG/VFX Purchase Price and the IPSG/VFX Contingent Consideration are subject to a holdback of 15 percent payable contingent upon the outcome of certain events over the next 18 months. Our preliminary value of the IPSG/VFX Contingent Consideration liability is $5.8 million.

The total cost of the IPSG/VFX Acquisition was allocated on a preliminary basis, subject to final allocation, to the assets acquired and liabilities assumed based on their fair values at the IPSG/VFX Acquisition Date, as follows:

December 30, 2014
Goodwill	$7,958
Intangibles	3,830

Total assets	11,788

Other non-current liabilities	1,071

Total liabilities	1,071

Net assets	$10,717

Based on our preliminary valuation, goodwill and intangibles were recorded in connection with the IPSG/VFX Acquisition based on management’s estimates for those acquired intangible assets. The valuation of the acquired net assets is subject to change as we obtain additional information for our estimates during the measurement period. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Of the $8.0 million of goodwill recognized, all is deductible for tax purposes. Intangible assets included a $3.8 million technology asset with an approximate useful life of five years. Expenses of $0.3 million were recognized in connection with this acquisition and are included in SG&A in our Consolidated Statement of Income for the fiscal year ended June 30, 2015. The operating results of IPSG/VFX are included in our consolidated financial statements within our Professional segment. Pro forma financial information has not been provided as the IPSG/VFX Acquisition is not material to our results of operations.

yurbuds

On June 17, 2014 (the “yurbuds Acquisition Date”), we acquired certain assets and liabilities of Verto Medical Solutions LLC d/b/a yurbuds (“yurbuds”), a manufacturer of sports headphones, for a total purchase price of $37.0 million (the “yurbuds Acquisition”), subject to both a net debt and working capital adjustment (the “yurbuds Adjustments”). The final yurbuds Adjustments were to be determined within 120 days of the yurbuds Acquisition Date. There is an aggregate holdback of $3.7 million and a customer contract holdback of $0.8 million (the “yurbuds Holdback Amounts”) which are payable contingent upon the outcome of certain events over the 18 month period following the yurbuds Acquisition Date. The customer contract holdback was paid on June 30, 2014. On the yurbuds Acquisition Date, based on the estimated closing balance sheet, we paid $32.5 million. The yurbuds Acquisition is also subject to an earn-out of a maximum of $38.0 million, based on our expectations of yurbuds gross profit, during the period commencing on July 1, 2014 through June 30, 2017. Our preliminary valuation of the contingent consideration is $6.8 million.

The total cost of the yurbuds Acquisition was allocated to the assets acquired and liabilities assumed based on their fair values at the yurbuds Acquisition Date, as follows:

June 17, 2014
Accounts receivable	$9,431
Inventories	4,279
Other current assets	486

Current assets	14,196
Property, plant and equipment	2,198
Goodwill	35,599
Intangibles	4,000

Total assets	55,993

Accounts payable	9,486
Accrued liabilities	2,640

Total current liabilities	12,126

Total liabilities	12,126

Net assets	$43,867

Based on our valuation, goodwill and intangibles were recorded in connection with the yurbuds Acquisition based on third-party valuations and management’s estimates for those acquired intangible assets. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Of the $35.6 million of goodwill recognized, all is deductible for tax purposes. Intangible assets included a trade name of $0.9 million with an approximate useful life of 25 months and customer relationships of $3.1 million with an approximate useful life of seven years. Expenses of $0.5 million were recognized in connection with this acquisition and are included in SG&A in our Consolidated Statement of Income for the fiscal year ended June 30, 2014. The operating results of yurbuds are included in our consolidated financial statements within our Lifestyle segment. Pro forma financial information has not been provided as the yurbuds Acquisition is not material to our results of operations.

AMX LLC

On June 13, 2014 (the “AMX Acquisition Date”), we acquired all of the outstanding shares of AMX, a provider of enterprise automation and control and audio/video switching and distribution solutions, for a total purchase price of $365.0 million (the “AMX Acquisition”), subject to both a net debt and working capital adjustment (the “AMX Adjustments”). We finalized the AMX Adjustments in the fiscal year ended June 30, 2015 and recorded a reduction to the purchase price of approximately $0.3 million. There is an indemnification holdback of $25.0 million and a working capital holdback of $2.0 million (the “Holdback Amounts”) which are payable contingent on the outcome of certain events over the 36 month period following the AMX Acquisition Date. On the AMX Acquisition Date, based on the estimated closing balance sheet, we paid $372.9 million which included $27.0 million placed in escrow for the Holdback Amounts and $7.9 million related to the AMX Adjustments. The working capital holdback was released in connection with the finalization of the AMX Adjustments during the fiscal year ended June 30, 2015.

The total cost of the AMX Acquisition was allocated to the assets acquired and liabilities assumed based on their fair values at the AMX Acquisition Date, as follows:

June 13, 2014
Cash and cash equivalents	$4,351
Accounts receivable	27,203
Inventories	28,781
Other current assets	6,230

Current assets	66,565
Property, plant and equipment	28,189
Goodwill	242,370
Intangibles	101,030
Other assets	1,487

Total assets	439,641

Accounts payable	11,834
Accrued liabilities	9,535

Total current liabilities	21,369
Other non-current liabilities	45,673

Total liabilities	67,042

Net assets	372,599

Based on our valuation, goodwill and intangibles were recorded in connection with the AMX Acquisition based on third-party valuations and management’s estimates for those acquired intangible assets. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Of the $242.4 million of goodwill recognized, none is deductible for tax purposes. Intangible assets include a non-amortized indefinite useful life trade name of $55.7 million, customer relationships of $26.7 million with approximate useful lives of two to nine years, technology of $17.0 million with an approximate useful life of five years, backlog of $1.5 million with an approximate useful life of two months, and a covenant not-to-compete of $0.1 million with an approximate useful life of three years. We also recorded adjustments of $4.2 million to Inventories and $2.7 million to Property, plant and equipment, net in our Consolidated Balance Sheet to adjust the opening balances to fair value. The adjustment to Inventories was amortized over its estimated useful life of four months through Cost of sales in our Consolidated Statement of Income. The adjustment to Property, plant and equipment will be amortized over its estimated useful life of five to 35 years through depreciation expense within Cost of sales or SG&A in our Consolidated Statement of Income. Expenses of $8.1 million were recognized in connection with this acquisition and are included in SG&A in our Consolidated Statements of Income for the fiscal year ended June 30, 2014. The operating results of AMX are included in our Professional segment. Pro forma financial information has not been presented as the AMX Acquisition is not material to our results of operations.

Duran Audio BV

On October 17, 2013, (the “Duran Acquisition Date”), we acquired all of the outstanding shares of Duran Audio BV (“Duran”), a developer of professional audio products, for a total purchase price of €18.0 million, or approximately $24.4 million (the “Duran Acquisition”), subject to both a net debt and working capital adjustment (the “Duran Adjustments”). On the Duran Acquisition Date, we paid approximately €0.6 million, or approximately $0.8 million, for the estimated net debt adjustment. Subsequently, we finalized the transaction with an additional payment of €0.5 million, or approximately $0.6 million, for the final Duran Adjustments. During the year ended June 30, 2015, we paid the indemnification holdback of €2.2 million or approximately $2.6 million. The Duran Acquisition is also subject to an earn-out of a maximum of €12.0 million, or approximately $16.4 million, based on our expectations of the Duran gross profit (“Duran Gross Profit”), during the period commencing on the Duran Acquisition Date through June 30, 2020. Our preliminary valuation of the contingent consideration was €0.7 million or approximately $0.9 million. During the fiscal year ended June 30, 2015, we revised our estimate of the contingent consideration to be €1.9 million or approximately $2.2 million. We also made a payment related to the contingent consideration of €0.3 million or approximately $0.3 million. The total cost of the Duran Acquisition, including the fair value of the contingent consideration, was allocated to the assets acquired and liabilities assumed based on their fair values at the Duran Acquisition Date, as follows:

October 17, 2013
Cash and cash equivalents	$937
Accounts receivable	1,400
Inventories	2,927
Other current assets	122

Current assets	5,386
Property, plant and equipment	656
Goodwill	15,132
Intangibles	8,545

Total assets	29,719

Accounts payable	334
Accrued liabilities	561

Total current liabilities	895
Other noncurrent liabilities	2,136

Total liabilities	3,031

Net assets	$26,688

Based on our valuation, goodwill and intangibles were recorded in connection with the Duran Acquisition based on third-party valuations and management’s estimates for those acquired intangible assets. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Of the $15.1 million of goodwill recognized, none is deductible for tax purposes. Intangible assets include technology of $2.5 million with approximate useful lives ranging from 26.5 months to 38.5 months, product lines of $4.5 million with approximate useful lives ranging from 62.5 months to 86.5 months, customer relationships of $1.5 million with approximate useful lives ranging from 2.5 months to 26.5 months and a trade name of $0.04 million with an approximate useful life of one year. We also recorded an adjustment of $0.6 million to Inventories to adjust the opening balance to fair value. This fair value adjustment will be amortized over 8.5 months through Cost of Sales. Expenses of $0.4 million were recognized in connection with this acquisition and are included in SG&A in our Consolidated Statements of Income for the year ended June 30, 2014. The operating results of Duran are included in our consolidated financial statements within our Professional segment. Pro forma financial information has not been provided as the Duran Acquisition is not material to our results of operations.

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

The total cost of the Martin Acquisition was allocated to the assets acquired and liabilities assumed based on their fair values at the Martin Acquisition Date, as follows:

February 28, 2013
Cash and cash equivalents	$2,140
Accounts receivable	25,392
Inventories	41,104
Deferred taxes, current	8,016
Other current assets	5,187

Current assets	81,839
Property, plant and equipment	9,421
Goodwill	61,557
Investments in unconsolidated subsidiaries	1,932
Intangibles	36,299
Other noncurrent assets	1,574

Total assets	192,622

Current portion of long-term debt	2,389
Short-term debt	39,061
Accounts payable	11,401
Accrued liabilities	31,052
Income taxes payable	975

Total current liabilities	84,878
Deferred tax liabilities, long-term	7,885
Long-term debt	9,080

Total liabilities	101,843

Net assets	$90,779

Based on our valuation, goodwill and intangibles were recorded in connection with the acquisition based on third-party valuations and management’s estimates for those acquired intangible assets. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Of the $61.6 million of goodwill recognized, none is deductible for tax purposes. Intangible assets included a non-amortized indefinite useful life trade name of $20.1 million, customer relationships of $13.2 million with approximate useful lives ranging from six to seven years, backlog of $2.3 million with a useful life of four months and technology of $0.7 million with an approximate useful life of two years. We also recorded adjustments of $3.7 million and $4.5 million to Inventories and Property, plant and equipment, respectively, to adjust the opening balances to fair value. These fair value adjustments will be amortized over their estimated lives of 12 months and four years, respectively, through Cost of sales and depreciation expense within Cost of sales and SG&A, respectively. Expenses of $2.3 million were recognized in connection with this acquisition and were included in SG&A in our Consolidated Statement of Income for the fiscal year ended June 30, 2013. The operating results of Martin are included in our Professional segment. Pro-forma financial information has not been presented as the Martin Acquisition is not material to our results of operations.

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

Interchain

On July 31, 2012, we acquired certain assets and liabilities of Interchain Solutions Private, Limited (the “Interchain Acquisition”), a technology product company that specializes in developing telematics, fleet management, Android® based in-vehicle infotainment and location-based solutions, for a purchase price of 45 million Indian Rupees, or approximately $0.8 million, of which $0.3 million was paid on July 31, 2012 and $0.5 million was paid on October 13, 2012, which is the date the transaction closed (the “Interchain Acquisition Date”). The total cost of the Interchain Acquisition, including the fair value of the earn-out, was allocated to the assets acquired and liabilities assumed based on their fair values at the Interchain Acquisition Date. Goodwill of $0.6 million and intangibles of $0.4 million were recorded in connection with the acquisition. The operating results of the Interchain Acquisition are included in our Infotainment segment. Pro-forma financial information has not been presented as the Interchain Acquisition is not material to our results of operations.

Note 3—Transfer of Ownership of Manufacturing Facility

On April 10, 2013 (the “Schaidt Agreement Date”), HBAS entered into an agreement to transfer the ownership of an automotive manufacturing plant in Germany to a third party, Schaidt KG. Schaidt KG agreed to manufacture and supply products for HBAS based on HBAS’s orders. As consideration for the assumption by Schaidt KG of certain of HBAS’s obligations, HBAS agreed to pay Schaidt KG €41.1 million, or approximately $53.5 million, plus a bonus of €4.0 million, or approximately $4.3 million, if Schaidt KG meets certain supply obligations, as defined in the agreement. As of June 30, 2015, all previously accrued indemnification obligations have been paid. We have determined that the transfer of the manufacturing plant assets cannot be accounted for as a sale since Schaidt KG does not have adequate initial or ongoing investment in the manufacturing plant, and due to the fact that we will maintain a level of continued involvement such that the risks of ownership have not transferred.

We have revised our estimated useful life of the transferred manufacturing assets to accelerate the depreciation over the expected term of the manufacturing arrangement. Approximately €4.1 million, or $5.0 million, €4.1 million, or $5.6 million and €1.0 or $1.3 million, of accelerated depreciation was recorded during the fiscal years ended June 30, 2015, 2014 and 2013, respectively. As a result, the manufacturing plant assets will be included in our consolidated financial statements from the Schaidt Agreement Date forward unless future circumstances warrant a change.

Note 4—Inventories

At June 30, 2015 and 2014, inventories consisted of the following:

	June 30,
	2015	2014
Finished goods	$294,104	$273,756
Work in process	90,538	93,586
Raw materials	308,932	294,786

Inventories	$693,574	$662,128

At June 30, 2015 and 2014 our inventory reserves were $79.6 million and $87.7 million, respectively.

Note 5—Property, Plant & Equipment, net

At June 30, 2015 and 2014, property, plant and equipment, net consisted of the following:

	Estimated Useful Lives (in Years)	June 30,
		2015	2014
Land		$9,742	$11,077
Buildings and improvements	1-50	260,074	296,401
Machinery and equipment	3-20	1,270,650	1,240,750
Furniture and fixtures	3-10	30,492	33,414

Property, plant and equipment, gross		1,570,958	1,581,642
Less accumulated depreciation and amortization		(1,018,537)	(1,071,786)

Property, plant and equipment, net		$552,421	$509,856

Depreciation expense for the fiscal years ended June 30, 2015, 2014 and 2013 was $132.0 million, $119.1 million and $115.6 million, respectively.

Note 6—Accrued Warranties

At June 30, 2015 and 2014, details of our accrued warranties consisted of the following:

	June 30,
	2015	2014
Accrued warranties, beginning of year	$155,472	$128,411
Warranty expense	94,310	75,445
Warranty payments (cash or in-kind)	(62,909)	(57,447)
Other(1)	(23,542)	9,063

Accrued warranties, end of year	$163,331	$155,472

(1)	Other primarily represents foreign currency translation and in the fiscal year ended June 30, 2014, an adjustment for the addition of accrued warranties related to the Martin Acquisition, the AMX Acquisition and the yurbuds Acquisition.

Note 7—Earnings Per Share

We apply the two-class method when computing earnings per share, which requires that net income per share for each class of shares entitled to dividends be calculated assuming all of our net income is distributed as dividends to these shareholders based on their contractual rights.

The following table presents the calculation of basic and diluted earnings per share of common stock outstanding:

	Year Ended June 30,
	2015		2014		2013
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted Earnings per Share:
Net income	$342,989	$342,989	$234,579	$234,579	$142,407	$142,407
Net income (loss) attributable to noncontrolling interest	309	309	(113)	(113)	0	0

Net income attributable to Harman International Industries, Incorporated	$342,680	$342,680	$234,692	$234,692	$142,407	$142,407

Denominator for Basic and Diluted Earnings per Share:
Weighted average shares outstanding	70,147	70,147	69,073	69,073	68,990	68,990
Employee stock options	0	723	0	816	0	746

Total weighted average shares outstanding	70,147	70,870	69,073	69,889	68,990	69,736

Earnings per Share:
Earnings per share	$4.89	$4.84	$3.40	$3.36	$2.06	$2.04

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities, as defined under GAAP, and are included in the computation of earnings per share pursuant to the two-class method.

Certain options were outstanding and not included in the computation of diluted net earnings per share because the assumed exercise of these options would have been antidilutive. Options to purchase 92,466, 314,635 and 1,258,680 shares of our common stock for the fiscal year ended June 30, 2015, 2014 and 2013, respectively, were outstanding and were excluded from the computation of diluted earnings per share because they would have been antidilutive. In addition, 5,310, 0 and 0 restricted stock units for the fiscal year ended June 30, 2015, 2014 and 2013 were outstanding, respectively, and were excluded from the computation of diluted earnings per share as they also would have been antidilutive.

Note 8—Goodwill and Intangible Assets, Net

Goodwill

In September 2011, we adopted ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350),” under which an entity may first assess qualitative factors in determining whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. In fiscal years 2015 and 2014, we did not elect to first assess the qualitative factors in evaluating our goodwill for impairment; therefore, we proceeded with our quantitative goodwill impairment test.

We test for impairment at the reporting unit level on an annual basis as of April 30th of every year and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Refer to Note 1—Summary of Significant Accounting Policies for more information on how we test goodwill for impairment. The annual goodwill impairment tests conducted as of April 30, 2015 and 2014 indicated that the fair value of each reporting unit was substantially in excess of its carrying value and, as such, no impairments were deemed to exist. Our accumulated amount of goodwill impairment recorded in prior fiscal years is $330.0 million.

Goodwill was $1.3 billion at June 30, 2015 compared with $541.0 million at June 30, 2014. The increase in goodwill in the fiscal year ended June 30, 2015 versus the prior fiscal year was primarily associated with the following: an increase of $13.2 million in connection with the acquisition of SVSI, an increase of $13.2 million in connection with the acquisition of certain automotive assets of B&O, an increase of $529.4 million in connection with the acquisition of STC, an increase of $187.0 million in connection with the acquisition of Redbend, an increase of $20.3 million in connection with the acquisition of S1nn, an increase of $8.0 million in connection with the acquisition of IPSG/VFX, an increase of $5.4 million in connection with the acquisition of yurbuds and a reduction of $1.9 million in connection with the acquisition of AMX.

Goodwill was $541.0 million at June 30, 2014 compared with $234.3 million at June 30, 2013. The increase in goodwill in the fiscal year ended June 30, 2014 versus the prior fiscal year was primarily related to goodwill associated with the following: $244.3 million in connection with the acquisition of AMX, $30.1 million in connection with the acquisition of yurbuds, $15.1 million in connection with the acquisition of Duran, $8.1 million in connection with the acquisition of innovative Systems GmbH (“IS”), $4.9 million in connection with the acquisition of Martin and $0.1 million in connection with the acquisition of iOnRoad.

The contingent purchase price associated with the acquisition of IS is calculated pursuant to the terms of an agreement between the parties. Certain terms of the agreement are currently subject to a dispute between the parties and the matter has been submitted to arbitration. On November 5, 2013, the arbitration panel reached a partial judgment on some of the disputed matters covering the period from February 2009 through January 2012 awarding €16.3 million to the IS sellers. We contested the enforcement of the partial award. During the fiscal year ended June 30, 2014, we recorded approximately $8.1 million of additional contingent purchase price to accrue for this partial award. In July 2014, the partial award was upheld. Until such time as the other disputed matters are resolved, we cannot calculate the contingent purchase price related to these other disputed matters. During the fiscal year ended June 30, 2015, we paid the €16.3 million partial award.

The changes in the carrying amount of goodwill by business segment for the fiscal years ended June 30, 2015 and 2014 were as follows:

	Infotainment	Lifestyle	Professional	Services	Other	Total
Balance, June 30, 2013	$8,576	$107,438	$118,328	$0	$0	$234,342
Acquisitions and adjustments(1)	143	30,118	264,308	0	0	294,569
Contingent purchase price consideration associated with the acquisition of IS	8,052	0	0	0	0	8,052
Other adjustments(2)	309	394	3,286	0	0	3,989

Balance, June 30, 2014	$17,080	$137,950	$385,922	$0	$0	$540,952
Acquisitions and adjustments(1)	10,209	28,809	19,225	529,367	187,031	774,641
Other adjustments(2)	(2,867)	(7,671)	(17,286)	0	(589)	(28,413)

Balance, June 30, 2015	$24,422	$159,088	$387,861	$529,367	$186,442	$1,287,180

(1)	Refer to Note 2—Acquisitions for more information.
(2)	The other adjustments to goodwill primarily consist of foreign currency translation adjustments.

Intangible Assets, Net

Net intangible assets were $669.7 million and $182.0 million at June 30, 2015 and 2014, respectively and were comprised of the following:

	Weighted Average Amortization	June 30, 2015			June 30, 2014
		Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	12 Years	$503,928	$(30,924)	$473,004	$67,277	$(17,770)	$49,507
Technology	6 Years	87,090	(17,653)	69,437	39,331	(8,196)	31,135
Patents	14 Years	5,136	(1,265)	3,871	11,418	(7,166)	4,252
Trade names(1)	3 Years	100,827	(15,282)	85,545	88,266	(7,489)	80,777
Non-compete agreement	4 Years	3,168	(1,543)	1,625	2,212	(2,016)	196
Software	5 Years	42,013	(6,863)	35,150	11,813	(431)	11,382
Other	5 Years	7,242	(6,207)	1,035	7,463	(2,682)	4,781

Total		$749,404	$(79,737)	$669,667	$227,780	$(45,750)	$182,030

(1)	Includes $55.7 million and $18.5 million of indefinite-lived intangible assets related to the acquisition of AMX and Martin, respectively.

Amortization expense related to intangible assets was $37.3 million, $13.2 million and $12.6 million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

Amortization expense is expected to approximate the following:

2016	$84,728
2017	70,891
2018	65,904
2019	61,460
2020	56,215
Thereafter	256,098

Total	$595,296

Note 9—Debt

Short Term Borrowings

At June 30, 2015 and 2014, we had $1.0 million and $3.7 million of short-term borrowings outstanding, respectively. At June 30, 2015, we maintained lines of credit of $69.1 million, primarily in India, China, Brazil, Hungary, Denmark and Israel. At June 30, 2014, we maintained lines of credit of $64.6 million, primarily in India, China, Hungary, Brazil and Denmark.

We classify our debt based on the contractual maturity dates of the underlying debt instruments. We defer costs associated with debt issuance over the applicable term of the debt. These costs are amortized to Interest expense, net in our Consolidated Statements of Income.

Issuance of 2.000 Percent Senior Notes

On May 27, 2015, we completed a public offering of €350.0 million of the 2.000 Percent Senior Notes issued by Harman Finance S.C. A. (“Harman Finance”), which are fully and unconditionally guaranteed by Harman. Harman Finance is a wholly-owned finance subsidiary and has no independent activities, assets or operations other than in connection with the 2.000 Percent Senior Notes. The 2.000 Percent Senior Notes bear interest at a rate of 2.000 percent per year, payable annually in arrears on May 27 of each year, commencing on May 27, 2016 and will mature on May 27, 2022. The 2.000 Percent Senior Notes were issued at 99.613 percent of par value, reflecting a discount of €1.4 million to the aggregate principal amount, which is being amortized to Interest expense, net in our Consolidated Statement of Income using the effective interest method, over the term of the 2.000 Percent Senior Notes. We incurred €2.6 million of debt issuance costs in connection with the 2.000 Percent Senior Notes which are being amortized to Interest expense, net in our Consolidated Statement of Income using the effective interest method, over the term of the 2.000 Percent Senior Notes. The net proceeds from the issuance of the 2.000 Percent Notes were €346.0 million, net of the discount and debt issuance costs. The effective interest related to the 2.000 Percent Senior Notes, based on the net proceeds received is 2.060 percent. The 2.000 Percent Senior Notes were issued under an indenture, dated as of May 27, 2015, by and between Harman Finance, Harman, as guarantor, and a trustee, as supplemented by the first supplemental indenture, dated as of May 27, 2015, by and among Harman Finance, Harman, as guarantor, and a trustee (as supplemented, the “2.000 Percent Senior Notes Indenture”). All payments of interest and principal, including payments made upon any redemption of the 2.000 Percent Senior Notes, will be made in Euros, subject to certain exceptions if the Euro is unavailable.

At any time prior to February 27, 2022, Harman Finance has the right to redeem the 2.000 Percent Senior Notes, in whole or in part, at its option, at a “make-whole” redemption price. At any time on or after February 27, 2022, Harman Finance may redeem the 2.000 Percent Senior Notes, in whole or in part, at a redemption price equal to 100 percent of the principal amount of the 2.000 Percent Senior Notes being redeemed. In each case, Harman Finance will also pay the accrued and unpaid interest on the principal amount being redeemed on the redemption date. Harman Finance is required to offer to repurchase the 2.000 Percent Senior Notes for cash at a price of 101 percent of the aggregate principal amount of the 2.000 Percent Senior Notes, plus accrued and unpaid interest, upon the occurrence of a change of control triggering event (as defined in the 2.000 Percent Senior Notes Indenture). Harman Finance will also have the right to redeem all, but not part, of the 2.000 Percent Senior Notes in the event of certain changes in the tax laws of a relevant taxing jurisdiction at a redemption price equal to 100 percent of the principal amount, plus accrued and unpaid interest. Harman Finance will be required, subject to certain exceptions and limitations set forth in the 2.000 Percent Senior Notes Indenture, to pay as additional interest on the 2.000 Percent Senior Notes such additional amounts as are necessary in order that the net payment by Harman Finance of the principal and interest on the 2.000 Percent Senior Notes to a holder, after withholding or deduction for any present or future tax, assessment or other governmental charge imposed by a relevant taxing jurisdiction, will not be less than the amount provided in the 2.000 Percent Senior Notes to be then due and payable.

The 2.000 Percent Senior Notes Indenture contains covenants that, subject to certain exceptions, limit our ability to: (i) incur indebtedness secured by principal properties, (ii) enter into certain sale and leaseback transactions with respect to principal properties and (iii) enter into certain mergers, consolidations and transfers of all or substantially all of our and our subsidiaries’ assets on a consolidated basis. In addition, the 2.000 Percent Senior Notes Indenture requires that Harman owns, directly or indirectly, 100 percent of the capital stock of Harman Finance, and limits Harman Finance’s ability to enter into certain mergers, consolidations and transfers of all or substantially all of its assets. The 2.000 Percent Senior Notes Indenture also contains customary events of default, including a cross-acceleration provision to the 2015 Credit Agreement and other future material indebtedness of at least $100.0 million. The guarantee of the 2.000 Percent Senior Notes is an unsecured senior obligation of Harman, and ranks equally in right of payment with all of our other senior unsecured indebtedness.

We used the net proceeds from the offering of the 2.000 Percent Senior Notes to repay a portion of indebtedness outstanding under the Multi-Currency Credit Agreement, dated March 26, 2015 (the “2015 Credit Agreement”) and the financing of our acquisition of certain automotive assets of B&O, with the balance to be used for general corporate purposes. Refer to Note 2 – Acquisitions for more information.

Issuance of 4.150 Percent Senior Notes

On May 11, 2015, we completed a public offering of $400.0 million in aggregate principal amount of U.S. Dollar denominated 4.150 Percent Senior Notes due 2025 (the “4.150 Percent Senior Notes”) issued by Harman. The 4.150 Percent Senior Notes bear interest at a rate of 4.150 percent per year, payable semi-annually in arrears on May 15 and November 15 of each year, commencing on November 15, 2015, and will mature on May 15, 2025. The 4.150 Percent Senior Notes were issued at 99.336 percent of par value, reflecting a discount of $2.7 million to the aggregate principal amount, which is being amortized to Interest expense, net in our Consolidated Statement of Income using the effective interest method, over the term of the 4.150 Percent Senior Notes. We incurred $3.8 million of debt issuance costs, in connection with the 4.150 Percent Senior Notes which are being amortized to Interest expense, net in our Consolidated Statement of Income using the effective interest method, over the term of the 4.150 Percent Senior Notes. The net proceeds from the issuance of the 4.150 Percent Senior Notes were $393.5 million, net of the discount and debt issuance costs. The effective interest related to the 4.150 Percent Notes, based on the net proceeds received is 4.232 percent. The 4.150 Percent Senior Notes were issued under an indenture, dated as of May 11, 2015, by and between us and a trustee, as supplemented by the first supplemental indenture, dated as of May 11, 2015, by and between us and the trustee (as supplemented, the “4.150 Percent Senior Notes Indenture”).

At any time prior to February 15, 2025, we have the right to redeem the 4.150 Percent Senior Notes, in whole or in part, at our option, at a “make-whole” redemption price. At any time on or after February 15, 2025, we may redeem the 4.150 Percent Senior Notes at a redemption price equal to 100 percent of the principal amount of the 4.150 Percent Senior Notes being redeemed. In each case, we will also pay the accrued and unpaid interest on the principal amount being redeemed on the redemption date. We are required to offer to repurchase the 4.150 Percent Senior Notes for cash at a price of 101 percent of the aggregate principal amount of the 4.150 Percent Senior Notes, plus accrued and unpaid interest, upon the occurrence of a change of control triggering event (as defined in the 4.150 Percent Senior Notes Indenture).

The 4.150 Percent Senior Notes Indenture contains covenants that, subject to certain exceptions, limit our ability to: (i) incur indebtedness secured by principal properties, (ii) enter into certain sale and leaseback transactions with respect to principal properties and (iii) enter into certain mergers, consolidations and transfers of all or substantially all of our and our subsidiaries’ assets on a consolidated basis. The 4.150 Percent Senior Notes Indenture also contains customary events of default, including a cross-acceleration provision to the 2015 Credit Agreement and other future material indebtedness of at least $100.0 million. The 4.150 Percent Senior Notes are unsecured senior obligations of Harman, and rank equally in right of payment with all of our other senior unsecured indebtedness, including our guarantee of the 2.000 Percent Senior Notes.

We used the net proceeds from the offering of the 4.150 Percent Senior Notes to repay a portion of indebtedness outstanding under the 2015 Credit Agreement.

2015 Credit Agreement

On March 26, 2015 we and our wholly-owned subsidiary Harman Holding GmbH & Co. KG (“Harman KG”), entered into the 2015 Credit Agreement with a group of banks. The 2015 Credit Agreement provides for a five-year unsecured multi-currency revolving credit facility in the amount of $1.2 billion (the “Aggregate Commitment”) with availability in currencies other than the United States Dollar of up to $750.0 million. Up to $50.0 million of the Aggregate Commitment is available for letters of credit. Subject to certain conditions set forth in the 2015 Credit Agreement, the Aggregate Commitment may be increased by up to $500.0 million. However, there is presently no commitment for this additional borrowing ability. We may select interest rates for borrowings under the 2015 Credit Agreement equal to (i) the LIBO rate plus an applicable margin, (ii) the EURIBO rate plus an applicable margin, or (iii) a base rate plus an applicable margin, which in each case is based on ratings which are established by Standard & Poor’s Ratings Services (“S&P”) and Moody’s Investor Services (“Moody’s”). We pay a facility fee on the Aggregate Commitment, whether drawn or undrawn, which is also determined based on our ratings which are established by S&P and Moody’s. Any proceeds from borrowings under the 2015 Credit Agreement may be used for general corporate purposes.

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

The 2015 Credit Agreement also contains certain negative covenants that limit, among other things, the ability of certain of our subsidiaries to incur debt and our ability and the ability of our subsidiaries to incur liens, make fundamental changes (including selling all or substantially all of our assets), undertake transactions with affiliates and undertake sale and leaseback transactions. The 2015 Credit Agreement is subject to acceleration upon certain specified events of default, including failure to make timely payments, breaches of representations or covenants, or a “change of control”, as such term is defined in the 2015 Credit Agreement. As of June 30, 2015, we were in compliance with all the financial covenants of the 2015 Credit Agreement and we believe we will be in compliance for the next 12 months.

Upon the signing of the 2015 Credit Agreement, we voluntarily terminated the Multi-Currency Credit Agreement, dated as of October 10, 2012 (the “2013 Credit Agreement”) with a group of banks. No early termination penalties were incurred by us as a result of the termination of the 2013 Credit Agreement. All of the approximately $4.0 million of letters of credit that were previously outstanding under the 2013 Credit Agreement were deemed to be issued and outstanding under the 2015 Credit Agreement.

At June 30, 2015, there was approximately $283.1 million of outstanding borrowings, which are included in our Consolidated Balance Sheet as Borrowings under revolving credit facility and $4.8 million of outstanding letters of credit under the 2015 Credit Agreement. At June 30, 2015, unused available credit under the 2015 Credit Agreement was $912.1 million. In connection with the 2015 Credit Agreement, we incurred $3.0 million of fees and other expenses, which are included within Other assets in our Consolidated Balance Sheet at June 30, 2015. These costs are amortized over the term of the 2015 Credit Agreement to Interest expense, net in our Consolidated Statement of Income on a straight-line basis. In addition, during the fiscal year ended June 30, 2015, we wrote off $0.6 million of debt issuance costs to Interest expense, net, associated with the 2013 Credit Agreement, which represented the portion of these costs that were attributed to the 2013 Credit Agreement.

At June 30, 2014, there was $300.0 million of outstanding borrowings and approximately $4.6 million of outstanding letters of credit under the revolving credit facility of the 2013 Credit Agreement and $255.0 million of outstanding borrowings under the five-year unsecured United States Dollar term loan facility (the “Term Facility”) of the 2013 Credit Agreement, of which $35.6 million is included in our Consolidated Balance Sheet as Current portion of long-term debt and $219.4 million is classified as Long-term debt.

Convertible Senior Notes

On October 15, 2012, the maturity date for the 1.25 percent convertible senior notes (the “Convertible Senior Notes”), we repaid all of the outstanding $400.0 million principal amount of the Convertible Senior Notes and accrued and unpaid interest thereon held by affiliates of Kohlberg Kravis Roberts & Co. and Goldman Sachs Capital Partners and other investors. The repayment of principal was funded by $300.0 million of borrowings under the term facility of the 2013 Credit Agreement and $100.0 million of cash on hand.

Long-Term Debt and Current Portion of Long-Term-Debt

At June 30, 2015 and 2014, long-term debt and current portion of long-term debt consisted of the following:

	Fair Value at June 30, 2015 (1)	Book Value at June 30, 2015	Fair Value at June 30, 2014	Book Value at June 30, 2014
4.150 Percent Senior Notes	$393,160	$400,000	$0	$0
2.000 Percent Senior Notes	379,200	389,883	0	0
Borrowings under revolving credit facility(2)	283,125	283,125	300,000	300,000
Term facility	0	0	255,000	255,000
Capital lease obligations	16,325	16,325	32	32

Total debt	1,071,810	1,089,333	555,032	555,032
Current portion of long-term debt	(4,550)	(4,550)	(35,625)	(35,625)
Unamortized debt discount on 4.150 Percent Senior Notes	(2,626)	(2,626)	0	0
Unamortized debt discount on 2.000 Percent Senior Notes	(1,490)	(1,490)	0	0

Total long-term debt	$1,063,144	$1,080,667	$519,407	$519,407

(1)	The estimated fair value of the 2.000 Percent Senior Notes and the 4.150 Senior Notes were based on a broker quotation (Level 2). Under fair value accounting guidance Level 2 is based on inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.
(2)	At June 30, 2015, the borrowings were outstanding under the 2015 Credit Agreement. At June 30, 2014, the borrowings were outstanding under the 2013 Credit Agreement.

At June 30, 2015, long-term debt maturing in each of the next five fiscal years and thereafter is as follows:

2016	$4,550
2017	3,748
2018	2,792
2019	1,846
2020	1,464
Thereafter	1,074,933

Total	$1,089,333

Interest

Interest expense is reported net of interest income in our Consolidated Statements of Income. Interest expense, net was $13.9 million, $8.0 million and $12.9 million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively. Gross interest expense was $16.1 million, $10.1 million and $15.3 million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively. The non-cash portion of interest expense was $2.8 million, $2.2 million and $8.5 million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively. The cash portion of gross interest expense was $13.3 million, $7.9 million and $6.8 million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively. Interest income was $2.2 million, $2.1 million and $2.4 million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

Non-cash interest expense for the fiscal year ended June 30, 2015 relates to the amortization of the debt discount and debt issuance costs on the 2.000 Percent Senior Notes and the 4.150 Percent Senior Notes and the amortization of debt issuance costs on the 2015 Credit Agreement and the 2013 Credit Agreement. Non-cash interest expense for the fiscal year ended June 30, 2014 relates to the amortization of debt issuance costs on the 2013 Credit Agreement. Non-cash interest expense for the fiscal year ended June 30, 2013 relates to the amortization of debt issuance costs on the 2013 Credit Agreement, amortization of the debt discount and debt issuance costs on the Convertible Senior Notes and amortization of debt issuance costs on the Multi-Currency Credit Agreement, entered into on December 1, 2010, as amended on December 15, 2011 and July 2, 2012 (the “2012 Credit Agreement”).

Cash interest expense in the fiscal year ended June 30, 2015 primarily relates to interest on the 2.000 Percent Senior Notes, the 4.150 Percent Senior Notes, the 2015 Credit Agreement, the 2013 Credit Agreement and our short-term borrowings. Cash interest expense in the fiscal year ended June 30, 2014 primarily relates to interest on the 2013 Credit Agreement and our short-term borrowings. Cash interest expense in the fiscal year ended June 30, 2013 primarily relates to interest on the 2013 Credit Agreement, the Convertible Senior Notes, the 2012 Credit Agreement and our short-term borrowings.

Interest income primarily relates to interest earned on our cash and cash equivalents, short-term investment balances and the variances from year to year are due to fluctuations in those balances and changes in interest rates.

Cash paid for interest, net of cash received was $10.9 million, $6.5 million and $6.8 million in the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

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

Foreign Exchange Risk Management

We use foreign exchange contracts to hedge the price risk associated with foreign denominated forecasted purchases of materials used in our manufacturing process and to manage currency risk associated with operating costs in certain operating units, including foreign currency denominated intercompany loans and other foreign currency denominated assets. These contracts generally mature within two to three years. The majority of these contracts are designated as cash flow hedges.

At June 30, 2015 and June 30, 2014, we had outstanding foreign exchange contracts, primarily forward contracts, which are summarized below:

	June 30, 2015		June 30, 2014
	Gross Notional Value	Fair Value Asset/ (Liability)(1)	Gross Notional Value	Fair Value Asset/ (Liability)(1)
Currency Hedged (Buy/Sell):
U.S. Dollar/Euro	$1,479,685	$208,532	$1,558,950	$(21,418)
Indian Rupee/U.S. Dollar	205,150	(935)	0	0
Euro/U.S. Dollar	153,549	(15,994)	214,781	1,077
Swiss Franc/Euro	32,050	4,262	0	0
U.S. Dollar/Brazilian Real	6,148	318	5,052	(95)
U.S. Dollar/Indian Rupee	0	0	35,000	(583)
Euro/Russian Rubles	5,963	(865)	8,828	(141)
U.S. Dollar/Russian Rubles	1,613	24	0	0
Euro/Brazilian Real	0	0	8,490	(123)

Total	$1,884,158	$195,342	$1,831,101	$(21,283)

(1)	Represents the net receivable/(payable) included in our Consolidated Balance Sheets within Other current assets, Other assets, Accrued liabilities and Other non-current liabilities, as applicable.

Cash Flow Hedges

We designate a portion of our foreign exchange contracts as cash flow hedges of foreign currency denominated purchases. As of June 30, 2015 and June 30, 2014, we had $1,577.8 million and $1,467.7 million of forward contracts maturing through June 2018, respectively. These contracts are recorded at fair value in the accompanying Consolidated Balance Sheets. During the fiscal year ended June 30, 2014, we changed our election to now include forward points in our effectiveness assessment. Prior to this change, the changes in fair value for these contracts were calculated on a spot to spot rate basis. Effective September 30, 2013, the changes in fair value for these contracts are calculated on a forward to forward rate basis. These changes in fair value are reported in AOCI and are reclassified to either Cost of sales or SG&A, depending on the nature of the underlying asset or liability that is being hedged, in our Consolidated Statements of Income, in the period or periods during which the underlying transaction occurs.

Changes in the fair value of the derivatives are highly effective in offsetting changes in the cash flows of the hedged items because the amounts and the maturities of the derivatives approximate those of the forecasted exposures. Any ineffective portion of the derivative is recognized in the current period in our Consolidated Statements of Income, in the same line item in which the foreign currency gain or loss on the underlying hedged transaction was recorded. We recognized $1.9 million, $2.0 million and less than $0.1 million of ineffectiveness in our Consolidated Statement of Income in the fiscal years ended June 30, 2015, 2014 and 2013, respectively. At June 30, 2015 and 2014, the fair values of these contracts were a net asset of $191.9 million and a net liability of $19.9 million, respectively. The amount associated with these hedges that is expected to be reclassified from AOCI to earnings within the next 12 months is a gain of $86.6 million.

Prior to September 30, 2013 we elected to exclude forward points from the effectiveness assessment. At the end of the reporting period, we calculated the excluded amount, which is the fair value relating to the change in forward points that is recorded in current earnings as Foreign exchange losses, net in our Consolidated Statements of Income. For the fiscal years ended June 30, 2015, 2014 and 2013, we recognized $0, $0.6 million and $2.7 million, respectively, of net gains related to the change in forward points.

Economic Hedges

When hedge accounting is not applied to derivative contracts, or after former cash flow hedges have been de-designated as balance sheet hedges, we recognize the gain or loss on the associated contracts directly in current period earnings in our Consolidated Statements of Income as either Foreign exchange (gains) losses, net or Cost of sales according to the underlying exposure. As of June 30, 2015 and 2014, we had $306.4 million and $363.4 million, respectively, of forward contracts maturing through October 2017 and December 2014, respectively, in various currencies to hedge foreign currency denominated intercompany loans and other foreign currency denominated assets. At June 30, 2015 and 2014, the fair values of these contracts were a net asset of $3.5 million and a net liability of $1.4 million, respectively. Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans and other foreign denominated assets in Foreign exchange (gains) losses, net in our Consolidated Statements of Income.

Interest Rate Risk Management

Interest Rate Swap

We had one interest rate swap contract which matured on September 30, 2013 with a notional amount of $19.7 million at June 30, 2013, in order to manage our interest rate exposure and effectively convert interest on an operating lease from a variable rate to a fixed rate. The objective of the swap was to offset changes in rent expenses caused by interest rate fluctuations. The interest rate swap contract was designated as a cash flow hedge. At the end of each reporting period, the discounted fair value of the swap contract was calculated and recorded in AOCI and reclassified to rent expense, within SG&A in our Consolidated Statements of Income, in the then current period. If the hedge was determined to be ineffective, the ineffective portion would have been reclassified from AOCI and recorded as rent expense, within SG&A. We recognized an immaterial amount of ineffectiveness in our Consolidated Statements of Income in each of the fiscal years ended June 30, 2014 and 2013. All components of the derivative were included in the assessment of the hedges’ effectiveness.

Interest Rate Lock

In May 2015, we entered into an interest rate lock on the 2.000 Percent Senior Notes. The interest rate lock was used to protect the interest rate on the 2.000 Percent Senior Notes between the time the lock was initiated and the time the 2.000 Percent Senior Notes were issued, therefore eliminating any interest rate risk leading up to the bond issuance. We recognized $0.1 million in AOCI which will be amortized into Interest expense, net in our Consolidated Statements of Income over the term of the 2.000 Percent Senior Notes.

Fair Value of Derivatives

The following tables provide a summary of the fair value amounts of our derivative instruments as of June 30, 2015 and 2014:

	Balance Sheet Location	Fair Value
		June 30, 2015	June 30, 2014
Derivatives Designated as Cash Flow Hedges, Gross:
Other assets:
Foreign exchange contracts	Other current assets	$73,082	$1,141
Foreign exchange contracts	Other assets	121,496	0

Total assets		194,578	1,141
Other liabilities:
Foreign exchange contracts	Accrued liabilities	$1,034	5,532
Foreign exchange contracts	Other non-current
	liabilities	1,654	15,465

Total liabilities		2,688	20,997

Net asset/(liability) for derivatives designated as hedging instruments		191,890	(19,856)

Derivatives Designated as Economic Hedges, Gross:
Other assets:
Foreign exchange contracts	Other current assets	20,226	1,094
Foreign exchange contracts	Other assets	85	0

Total assets		20,311	1,094
Other liabilities:
Foreign exchange contracts	Accrued liabilities	13,288	2,521
Foreign exchange contracts	Other non-current
	liabilities	3,571	0

Total liabilities		16,859	2,521

Net asset/(liability) for economic hedges:		3,452	(1,427)

Total net derivative asset/(liability)		$195,342	$(21,283)

Derivative Activity:

The following tables show derivative activity for derivatives designated as cash flow hedges for the years ended June 30, 2015, 2014 and 2013:

Derivative	Location of Derivative Gain/ (Loss) Recognized in Income	Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)			Gain/(Loss)Recognized in Income on Derivatives (Ineffective Portion)			Gain/(Loss) from Amounts Excluded from Effectiveness Testing
		Year Ended June 30,
		2015	2014	2013	2015	2014	2013	2015	2014	2013
Foreign exchange contracts	Cost of sales	$51,720	$(8,980)	$25,798	$1,943	$(2,048)	$0	$0	$0	$0
Foreign exchange contracts	SG&A	245	(206)	833	0	0	0	0	0	0
Foreign exchange contracts	Foreign exchange (losses) gains, net	0	0	0	0	0	0	(20)	588	2,721
Interest rate swap	SG&A	0	(192)	(766)	0	(1)	(4)	0	0	0

Total cash flow hedges		$51,965	$(9,378)	$25,865	$1,943	$(2,049)	$(4)	$(20)	$588	$2,721

Derivative	Gain/(Loss) Recognized in AOCI (Effective Portion)
	Year Ended June 30,
	2015	2014	2013
Foreign exchange contracts	$271,019	$(37,714)	$(1,089)
Interest rate lock	134	0	0
Interest rate swap	0	35	(76)

Total cash flow hedges	$271,153	$(37,679)	$(1,165)

The following table summarizes gains and losses from our derivative instruments that are not designated as hedging instruments for the years ended June 30, 2015, 2014 and 2013:

Derivative	Location of Derivative Gain/(Loss)	Year Ended June 30,
		2015	2014	2013
Foreign exchange contracts	Cost of sales	$20,053	$(5,536)	$(3,927)
Foreign exchange contracts	Foreign exchange (losses) gains, net	$(35,104)	$10,882	$963

Note 11—Fair Value Measurements

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

The following table provides the fair value hierarchy for assets and liabilities measured on a recurring basis.

	Fair Value at June 30, 2015			Fair Value at June 30, 2014
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets/(Liabilities)
Available-for-sale securities	$54,947	$0	$0	$2,472	$0	$0
Foreign exchange contracts	0	195,342	0	0	(21,283)	0
Pension assets	3,572	0	0	6,641	0	0
Contingent consideration	0	0	56,296	0	0	(7,328)

Net asset/(liability)	$58,519	$195,342	$56,296	$9,113	$(21,283)	$(7,328)

	Total Gains (Losses) for the Year Ended June 30,
Description	2015	2014	2013
(Loss) gain on contingent consideration	$(1,577)	$(73)	$22,100
Loss on available-for-sale securities	0	0	(5,933)

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

Contingent Consideration: A portion of our contingent consideration is associated with an earn-out related to the acquisition of STC. We use a discounted cash flow approach (a form of the income approach) in determining the fair value of the contingent consideration. The principal inputs to the approach include our expectations of the achievement of a calendar year 2015 revenue target and a discount rate that begins with our weighted average cost of capital and adjusts for the risks associated with the underlying calendar year 2015 revenue target outcome, the functional form of the payout and our credit risk associated with making the payment. At June 30, 2015, our preliminary estimate of the fair value of this contingent consideration liability is $24.9 million.

A portion of our contingent consideration is associated with a $10.0 million earn-out related to the acquisition of SVSI. We determined the fair value of the contingent consideration based on our expectations of SVSI’s contribution margin related to the sale of certain products through June 30, 2018. At June 30, 2015, our preliminary estimate of the fair value of this contingent consideration liability is zero.

A portion of our contingent consideration is associated with a $30.0 million earn-out related to the acquisition of Redbend. We use a discounted cash flow approach (a form of the income approach) in determining the fair value of the contingent consideration. The principal inputs to the approach include our expectations of the achievement of Redbend’s cumulative bookings target for awarded business from January 1, 2015 through December 31, 2016 and a discount rate that begins with our weighted average cost of capital and adjusts for the risks associated with the underlying cumulative bookings target for awarded business outcome, the functional form of the payout and our credit risk associated with making the payment. We determined the fair value of the contingent consideration based on our expectations of the achievement of Redbend’s cumulative bookings target for awarded business from January 1, 2015 through December 31, 2016. At June 30, 2015, our preliminary value of the contingent consideration liability related to Redbend is $16.7 million.

A portion of our contingent consideration is associated with an earn-out related to our acquisition of substantially all of the assets of yurbuds. We use a discounted cash flow approach (a form of the income approach) in determining the fair value of the contingent consideration. The principal inputs to the approach include our expectations of yurbuds’ gross profit, through June 30, 2017 and a discount rate that begins with our weighted average cost of capital and adjusts for the risks associated with the underlying yurbuds gross profit outcome, the functional form of the payout and our credit risk associated with making the payment. During the fiscal year ended June 30, 2015, we reassessed our expectations of yurbuds’ gross profit outcome and revised our estimate of the contingent consideration liability to increase it to $6.8 million from the previous recorded balance of $6.2 million. This increase was adjusted to goodwill in the opening balance sheet.

A portion of our contingent consideration is associated with an earn-out related to the IPSG/VFX Acquisition. We determined the fair value of the contingent consideration based on our expectations of IPSG/VFX’s gross profit related to the sale of certain specified products through June 30, 2017. At June 30, 2015, our preliminary value of the contingent consideration liability was $5.8 million.

A portion of our contingent consideration is associated with an earn-out related to our acquisition of Duran. We use a probability-weighted discounted cash flow approach (a form of the income approach) in determining the fair value of the contingent consideration. The principal inputs to the approach include our expectations of Duran’s gross profit related to the sale of certain specified products through June 30, 2020 and a discount rate that begins with our weighted average cost of capital and adjusts for the risks associated with the underlying Duran gross profit outcome, the functional form of the payout and our credit risk associated with making the payment. During the fiscal year ended June 30, 2015, we reassessed our expectations of Duran’s gross profit outcome and revised our estimate of the contingent consideration liability to increase it to $2.2 million from the previously recorded balance of $0.9 million. This increase was recorded within SG&A in our Consolidated Statement of Income for the fiscal year ended June 30, 2015. We also made a payment of approximately $0.3 million for the fiscal year 2014 results.

Given the use of significant inputs that are not observable in the market, our contingent consideration is classified within Level 3 of the fair value hierarchy. Refer to Note 2—Acquisitions for more information.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. These assets can include long-lived assets that have been reduced to fair value when they are held for sale or impaired, goodwill that has been reduced to fair value when it is impaired, cost and equity method investments and the remeasurement of retained investments in formerly consolidated subsidiaries upon a change in control that results in deconsolidation of a subsidiary if we sell a controlling interest and retain a noncontrolling stake in the entity. Assets that are written down to fair value when impaired and retained investments are not subsequently adjusted to fair value unless further impairment occurs.

The following table provides the carrying value for assets and liabilities measured on a non-recurring basis, all of which are measured under Level 3 of the fair value hierarchy, and the losses recorded during the periods presented.

			Total Losses for the Year Ended, June 30,
Description of Assets	June 30, 2015	June 30, 2014	2015	2014	2013
Equity method investments	$2,871	$3,578	$0	$0	$0
Goodwill	1,287,180	540,952	0	0	0
Long-lived assets	1,222,088	691,887	(2,323)	(687)	(658)

Total	$2,512,139	$1,236,417	$(2,323)	$(687)	$(658)

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

Goodwill: Goodwill is evaluated for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. This asset is included in Level 3. Refer to Note 8—Goodwill and Intangible Assets, Net for more information.

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

Note 12—Leases

At June 30, 2015, we are obligated for the following minimum lease commitments under terms of our operating lease agreements:

Operating Leases
2016	$46,220
2017	43,022
2018	41,528
2019	41,069
2020	39,258
Thereafter	156,070

Total minimum lease payments	367,167

Operating lease expense was $54.0 million, $51.2 million and $49.3 million for each of the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

Note 13—Income Taxes

Income before income taxes for the fiscal years ended June 30, 2015, 2014 and 2013 were as follows:

	Year Ended June 30,
	2015	2014	2013
Domestic income	$172,348	$129,653	$110,136
Foreign income	273,933	177,742	64,134

Income before income taxes	$446,281	$307,395	$174,270

Income tax expense (benefit), net for the fiscal years ended June 30, 2015, 2014 and 2013 consisted of the following:

	Year Ended June 30,
	2015	2014	2013
Current:
Federal	$17,108	$13,927	$6,416
State	2,762	2,703	2,315
Foreign	51,325	24,940	15,415

Current income tax expense, net	$71,195	$41,570	$24,146
Deferred:
Federal	33,940	36,371	23,186
State	(1,107)	1,581	(11,703)
Foreign	(759)	(6,912)	(3,900)

Deferred income tax expense, net	$32,074	$31,040	$7,583

Income tax expense, net	$103,269	$72,610	$31,729

Cash paid for Federal, state and foreign income taxes were $31.8 million, $28.0 million and $24.3 million during the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

The tax provisions and analysis of effective income tax rates for the fiscal years ended June 30, 2015, 2014 and 2013 consisted of the following:

	Year Ended June 30,
	2015 (1)	2014 (1)	2013 (1)
Provision for Federal income taxes before credits at statutory rate	$156,199	$107,588	$60,995
State income taxes (benefits)	1,655	4,284	(9,388)
Difference between Federal statutory rate and foreign effective rate	(34,940)	(28,610)	(18,539)
Foreign exchange (losses) gains	(6,665)	2,097	821
Foreign income (loss) included in U.S. taxable income	(11,561)	3,683	1,196
Non-deductible expenses and other taxable permanent differences	9,899	7,214	5,820
Non-taxable income and other deductible permanent differences	(25,130)	(24,912)	(9,180)
Tax benefit from U.S. production activities	(792)	(3,263)	(3,879)
Change in valuation allowance	16,777	(1,263)	9,520
Change in uncertain tax positions	11,420	9,189	3,195
Difference between Federal and financial tax accounting for equity compensation	(486)	(794)	3,033
Federal income credits	(3,958)	(5,053)	(9,616)
Other	(9,149)	2,450	(2,249)

Income tax expense, net	$103,269	$72,610	$31,729

(1)	The presentation of fiscal year 2013 and 2014 effective rate analysis has been revised to segregate out from the effect of foreign rate category other permanent items and present them in a manner consistent with our domestic disclosure.

Deferred taxes are recorded based upon differences between the financial statement basis and tax basis of assets and liabilities and available tax loss and credit carryforwards. At June 30, 2015 and 2014, deferred taxes consisted of the following:

	June 30,
Assets/(Liabilities)	2015	2014
Federal and state tax credits	$51,377	$90,176
Deferred interest and loss carryforwards	148,258	74,845
Inventory costing differences	15,784	13,935
Capitalized research and development	75,416	91,644
Amortization of share-based compensation	15,485	13,525
Pension liability and other	51,324	46,934
Financial instruments	0	4,688
Reserves and other	81,375	54,507

Deferred tax assets, gross	439,019	390,254
Less valuation allowance	(138,173)	(65,462)

Deferred tax assets, net of valuation allowance	300,846	324,792

Fixed assets	(270)	(2,140)
Intangible assets	(192,296)	(51,922)
Derivatives	(53,874)	0

Deferred tax liability, gross	(246,440)	(54,062)

Net deferred tax asset	$54,406	$270,730

The above amounts are classified as current or long-term in the Consolidated Balance Sheets in accordance with the asset or liability to which they relate or, when applicable, based on the expected timing of the reversal. The net current deferred tax assets of $120.2 million and $120.0 million are recorded in Other current assets in the Consolidated Balance Sheets at June 30, 2015 and 2014, respectively. The net current deferred tax liabilities of $49.4 million and $1.0 million are recorded in Other current liabilities in the Consolidated Balance Sheets at June 30, 2015 and 2014, respectively. A net non-current deferred tax liability of $60.1 million and $18.8 million is recorded in Other non-current liabilities in the Consolidated Balance Sheets at June 30, 2015 and 2014, respectively.

The deferred tax assets for the respective periods were assessed for recoverability and, where applicable, a valuation allowance was recorded to reduce the total deferred tax asset to an amount that will, more likely than not, be realized in the future. The net total valuation allowance for the fiscal year ended June 30, 2015 was $138.2 million. At June 30, 2015, the valuation allowance is comprised of $16.0 million recorded against deferred tax assets for foreign deferred interest; $24.8 million recorded against Federal loss carryforwards, $7.3 million recorded against state deferred tax assets and $90.1 million recorded against foreign loss carryforwards. At June 30, 2014, the valuation allowance is comprised of $19.7 million recorded against deferred tax assets for foreign deferred interest; $7.0 million recorded against state deferred tax assets and $38.8 million recorded against foreign loss carryforwards.

During fiscal year 2015 there was a net increase of $72.7 million in the total valuation allowance. The increase is comprised of $67.2 million recorded in Statement of Financial Position primarily related to purchase accounting, $(11.5) million recorded to cumulative translation adjustment within other comprehensive income on the Consolidated Balance Sheet and a non-cash tax charge recorded on the Consolidated Statements of Income of

$17.0 million. We have reflected this non-cash tax charge in the tax provision which has decreased net income for fiscal year 2015. If future operating and business conditions were to differ significantly, we would reassess the ability to realize the net deferred tax assets. If it were to become more likely than not that we would not be able to realize the deferred tax assets, then all or a portion of the valuation allowance may need to be re-established, which would result in a charge to tax expense.

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

As of June 30, 2015, the deferred tax assets for tax credit carryforwards are comprised of U.S. foreign tax credits in the amount of $40.2 million with an expiration period between 2016 through 2025; Alternative minimum tax credits of $6.4 million, $3.0 million with an expiration period between 2020 and 2022 and $3.4 million with no expiration; and U.S. Federal and state research and experimentation credits in the amount of $28.8 million and $15.8 million, respectively. The U.S. Federal research and experimentation credits expire between 2028 through 2035. Of the state research and experimentation credits, $5.1 million expire between 2016 through 2030 and $10.7 million have no expiration period.

As of June 30, 2015 deferred interest and loss carryforwards are comprised of foreign deferred interest carryforwards of $133.2 million with no expiration period; foreign net operating loss carryforwards of $11.9 million with an expiration period between 2018 through 2034; foreign net operating loss carryforwards of $318.7 million with no expiration period, and U.S. Federal and state net operating loss carryforwards of $86.6 million with an expiration period of 2016 through 2035.

As of June 30, 2015, we have approximately $1.3 billion of unremitted foreign earnings and other outside basis differences. U.S. deferred taxes have not been provided on all of outside basis differences because they are intended to be permanently reinvested. Such differences would be subject to U.S. taxation if repatriated to the U.S or transferred in a taxable transaction. The determination of the amount of unrecognized deferred tax liability associated with the permanently reinvested outside basis differences are not practicable.

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

Changes in the total amount of gross unrecognized tax benefits, including penalties, are as follows:

	2015	2014
Balance, beginning of year	$44,209	$35,206
Increases based on tax positions related to the current year	4,873	2,103
Decreases based on tax positions related to the current year	(817)	(515)
Increases identified during the current year related to prior years	10,520	13,182
Decreases identified during the current year related to prior years	(4,130)	(5,445)
Decreases related to settlement with taxing authorities	(45)	0
Reductions to unrecognized benefits as a result of a lapse of the applicable statute of limitations	(14)	(330)
Increases related to preacquisition positions in purchase accounting	6,040	0
Foreign currency translation	(2,147)	8

Balance, end of year	$58,489	$44,209

The unrecognized tax benefits at June 30, 2015 are permanent in nature and, if recognized, all but $6.0 million would reduce our effective tax rate. We periodically reevaluate the recognition and measurement threshold of our uncertain tax positions based on new or additional evidence such as tax authority administrative pronouncements, rulings and court decisions. The ultimate settlement however, may be materially different from the amount accrued. Our significant jurisdictions are Germany, Brazil, Austria and the U.S. The tax years currently under examination by the German revenue authorities are fiscal years 2005 through 2010. The tax year currently under examination by the Brazilian tax authorities is fiscal year 2008. Austria is not under examination for any tax year. The tax years currently under examination by the United States Internal Revenue Service (“IRS”) are fiscal years 2006 to 2008, 2012 and 2013. We have reached a tentative agreement with the IRS on two issues being audited for fiscal years 2012 and 2013, research and experimentation credits and the domestic production activity deduction. We expect these issues to be settled within 12 months and estimate that unrecognized tax benefits will decrease by $2.8 million and $0.5 million, respectively. We have also received some proposed changes by the German tax authority. Although the final resolution of the proposed adjustments is uncertain, we believe that the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations and cash flows. While we expect the amount of unrecognized tax benefits to change, we are unable to quantify the change at this time.

Of our unrecognized tax benefits, $7.2 million is included in Other non-current liabilities; $4.4 million is included in Income taxes payable; $4.2 million has reduced current deferred taxes included within Other current assets and $42.6 million has reduced our Deferred tax assets, long-term, in our Consolidated Balance Sheet at June 30, 2015. Of the amounts included in our deferred tax assets $39.6 million and $7.2 million would reduce our federal tax credits, and deferred interest and loss carryovers, respectively.

We recognize interest related to unrecognized tax benefits in Income tax expense (benefit) in our Consolidated Statements of Income. As of June 30, 2015, the amount accrued for interest is $4.0 million.

Note 14—Shareholders’ Equity and Share-Based Compensation

Preferred Stock

As of June 30, 2015 and 2014, we had no shares of preferred stock outstanding. We are authorized to issue 5 million shares of preferred stock, $0.01 par value.

Common Stock

We have 200 million authorized shares of common stock, $0.01 par value. At June 30, 2015 and 2014, we had 100,699,641 and 98,408,042 shares issued; 29,480,498 and 30,319,785 shares in treasury stock and 71,219,143 and 68,088,257 shares outstanding (net of treasury stock), respectively.

Share Buyback Program

On October 28, 2014, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock over the next three years under the 2014 Buyback Program. The 2014 Buyback Program allows us to purchase shares of our common stock in accordance with applicable securities laws on the open market or through privately negotiated transactions during the authorized three year period. The 2014 Buyback Program may be suspended or discontinued at any time. We will determine the timing and the amount of any repurchases based on an evaluation of market conditions, share price, other growth opportunities and other factors. On June 18, 2015, we entered into a repurchase plan with an external broker that provides the structure under which the program will be facilitated. There were no share repurchases during the fiscal year ended June 30, 2015.

On October 26, 2011, our Board of Directors authorized the repurchase of up to $200.0 million of our common stock (the “2012 Buyback Program”). The 2012 Buyback Program allowed us to purchase shares of our common stock in accordance with applicable securities laws on the open market, or through privately negotiated transactions. We entered into an agreement with an external broker that provided the structure under which the program was facilitated, which expired on October 25, 2012. The 2012 Buyback Program was set to expire on October 26, 2012, but on October 23, 2012 our Board of Directors approved an extension of the 2012 Buyback Program through October 25, 2013. On June 19, 2013 we entered into a new agreement with an external broker which expired on October 25, 2013 (the “10b5-1 Plan”). On June 26, 2013, our Board of Directors authorized the repurchase of up to an additional $200 million under the 2013 Buyback Program which expired on June 26, 2014. On August 26, 2013 we amended the 10b5-1 Plan to incorporate both board authorizations up until each of their respective expiration dates (the “Amended 10b5-1 Plan”). The Amended 10b5-1 Plan expired on June 25, 2014. During the fiscal year ended June 30, 2014, we repurchased 1,327,693 shares at a cost of $90.8 million for a total cumulative buyback of 4,719,968 shares at a cost of $220.1 million under the 2012 Buyback Program and the 2013 Buyback Program. The 2012 Buyback Program and the 2013 Buyback Program have expired and therefore no additional shares may be repurchased under such programs.

Issuance of Treasury Shares

During the fiscal year ended June 30, 2015, we issued 839,287 shares of common stock from treasury stock to shareholders of Redbend, in connection with our acquisition of Redbend on February 26, 2015, at a cost per share of $41.81 and an aggregate value of approximately $35.1 million. The cost per share was calculated using the average cost of the amount in treasury stock. Refer to Note 2 – Acquisitions for more information.

Share-Based Compensation

On June 30, 2015 we had one share-based plan with shares available for future grants, the 2012 Plan, which is described below. The compensation expense for share-based compensation was $34.7 million, $28.6 million and $17.6 million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively. The total income tax benefit recognized in our Consolidated Statements of Income for share-based compensation arrangements was $8.5 million, $6.6 million and $4.1 million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively. Share-based compensation was higher for the fiscal year ended June 30, 2015 compared to the prior fiscal year and for the fiscal year ended June 30, 2014 compared to the prior fiscal year due to an increase in expense related to performance awards.

2012 Plan

On December 7, 2011 (the “Effective Date”), our shareholders approved the 2012 Stock Option and Incentive Plan (the “2012 Plan”), which is effective through December 7, 2021. As of the Effective Date, no further grants may be granted under our former plan, the Amended and Restated 2002 Stock Option and Incentive Plan, as amended (the “2002 Plan” and together with the 2012 Plan, the “Plans”). On December 4, 2013, we amended the 2012 Plan to (i) increase the number of shares available under the 2012 Plan for the grant of future awards by 2,869,821 shares to an aggregate amount not to exceed 7,269,821 shares of our common stock and (ii) modified certain share counting provisions related to the definition of a full-value grant from 1.71 to 1.5 (“Full-Value Grant”). The 2012 Plan provides for two types of awards: (i) a Full-Value Grant under which one award shall reduce the shares available for grant under the 2012 Plan by 1.71 shares if granted prior to December 4, 2013 or 1.5 shares if granted on or after December 4, 2013, and (ii) an option or stock appreciation right grant, under which one award shall reduce the shares available for grant under the 2012 Plan by one share. Shares may be issued as original issuances, treasury shares or a combination of both. Option awards are granted with an exercise price equal to the market price of our common stock on the date of the grant. The option awards generally vest over three to five years of continuous service commencing one year from the date of the grant and expire after ten years. During the fiscal year ended June 30, 2015, 6,459 options to purchase shares of our common stock, 516,392 stock-settled restricted stock units, 856 cash-settled restricted stock units and 1,486 cash-settled stock appreciation rights were granted under the 2012 Plan. As of June 30, 2015, there were 4,010,680 shares available for grant under the 2012 Plan.

2002 Plan

Prior to the Effective Date, we had one share-based compensation plan with shares available for grants, the 2002 Plan. On December 8, 2010, we amended the 2002 Plan to increase the number of shares available under the 2002 Plan for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units by 1,100,000 to an aggregate amount not to exceed 7,860,000 shares of our common stock. Under the 2002 Plan, shares were permitted to be issued as original issuances, treasury shares or a combination of both. Option awards were granted with an exercise price equal to the market price of our common stock on the date of the grant. The option awards granted under the 2002 Plan generally vest over three to five years of continuous service commencing one year from the date of the grant and expire after ten years. During the fiscal year ended June 30, 2014, there were no options to purchase shares of our common stock or restricted stock units granted under the 2002 Plan. At June 30, 2015, there were no shares available for grant under the 2002 Plan.

Restricted Stock Units

A grant of restricted stock units involves an agreement by our Company to deliver a specified number of shares of common stock or cash to the participant when the award vests. A participant has no ownership or voting rights associated with the underlying shares of common stock. Our Board of Directors may, at its discretion, authorize the payment of dividend equivalents on the restricted stock units. At June 30, 2015, a total of 1,295,372 restricted stock units were outstanding, all of which were granted under the 2012 Plan.

Stock Appreciation Rights

Stock appreciation rights allow the holders to receive 100 percent of the spread between the option price and the fair market value of the shares on the date of exercise. The performance period will not be less than three years. We granted 1,486, 5,515 and 7,281 stock appreciation rights in fiscal years 2015, 2014 and 2013, respectively, under the 2012 Plan. At June 30, 2015, a total of 8,747 stock appreciation rights were outstanding.

Fair Value Determination

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions noted in the following table.

	Year Ended June 30,
	2015	2014	2013
Expected volatility	31.6—39.3%	32.7—55.4%	41.8—60.3%
Weighted-average volatility	35.9%	45.8%	50.0%
Expected annual dividend	$1.32	$1.20	$0.60
Expected term (in years)	2.12—4.46	2.05—4.66	2.32—6.25
Risk-free rate	0.4—1.4%	0.3—1.8%	0.2—1.0%

Groups of option holders (directors, executives and non-executives) that have similar historical behavior are considered separately for valuation purposes. Expected volatilities are based on historical closing prices of our common stock over the expected option term.

We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived using the option valuation model and represents the estimated period of time from the date of grant that the option is expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected annual dividend was applicable for grants in fiscal years 2015, 2014 and 2013, as dividends were declared in all quarters of fiscal years 2015, 2014 and 2013.

Stock Option Activity

A summary of option activity under our Plans as of and for the fiscal year ended June 30, 2015 is presented below:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2014	1,419,598	65.90	6.70	$62,204
Granted	6,459	120.31
Exercised	(494,304)	57.21
Forfeited or expired	(94,355)	75.30

Outstanding at June 30, 2015	837,398	70.40	5.62	$40,864

Exercisable at June 30, 2015	466,459	$78.13	3.85	$19,200

The weighted-average grant-date fair value of options granted during the fiscal years ended June 30, 2015, 2014 and 2013 was $29.76, $20.80 and $15.87, respectively. The total intrinsic value of options exercised during the fiscal years ended June 30, 2015, 2014 and 2013 was $31.0 million, $33.7 million and $8.9 million, respectively.

Modification of Certain Stock Option Awards

Prior to fiscal year 2011, certain of the award agreements under the 2002 Plan stated that vested options not exercised were forfeited upon termination of employment for any reason other than death or disability. However, such award agreements provided that the Compensation and Option Committee of our Board of Directors (the “Compensation and Option Committee”) could extend the time period to exercise vested options 90 days beyond the employment termination date for certain employees. During each of the fiscal years ended June 30, 2015, 2014 and 2013, the Compensation and Option Committee used this authority. This action represented a modification of the terms or conditions of an equity award and therefore was accounted for as an exchange of the original award for a new award. Incremental share-based compensation cost for the excess of the fair value of the new award over the fair value of the original award was immaterial.

Restricted Stock Units

In the fiscal year ended June 30, 2015, we granted 103,896 restricted stock units with earnings per share (“EPS”) performance conditions, and 103,896 restricted stock units with market conditions under the 2012 Plan. Additionally, both the restricted stock units with EPS performance conditions and the restricted stock units with market conditions, secondarily vest based on the achievement of a return on invested capital (“ROIC”) performance condition, specifically, the achievement of a certain average ROIC level over fiscal years 2015 through 2017. The restricted stock units with EPS performance conditions cliff vest three years from the date of grant based on the achievement of certain cumulative EPS levels from fiscal years 2015 through 2017. The restricted stock units with market conditions cliff vest three years from the date of grant based on a comparison of our total shareholder return (“TSR”) to the TSR of a selected peer group of publicly listed multinational companies. The grant date fair value of the restricted stock units with market conditions of $7.8 million was calculated using a Monte Carlo simulation model. Compensation expense is recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the applicable targets will be met for the performance conditions, which is reassessed each reporting period.

In the fiscal year ended June 30, 2014, we granted 130,616 restricted stock units with EPS performance conditions, and 130,641 restricted stock units with market conditions under the 2012 Plan. Additionally, both the restricted stock units with EPS performance conditions and the restricted stock units with market conditions, secondarily vest based on the achievement of a ROIC performance condition, specifically, the achievement of a certain average ROIC level over fiscal years 2014 through 2016. The restricted stock units with EPS performance conditions cliff vest three years from the date of grant based on the achievement of certain cumulative EPS levels from fiscal years 2014 through 2016. The restricted stock units with market conditions cliff vest three years from the date of grant based on a comparison of our TSR to the TSR of a selected peer group of publicly listed multinational companies. The grant date fair value of the restricted stock units with market conditions of $6.0 million was calculated using a Monte Carlo simulation model. Compensation expense is recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the applicable targets will be met for the performance conditions, which is reassessed each reporting period.

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

We granted 118,546 restricted stock units with EPS performance conditions, 118,546 restricted stock units with ROIC performance conditions and 118,546 restricted stock units with market conditions, in the fiscal year ended June 30, 2012, under the 2002 Plan. These restricted stock units cliff-vested in September 2014. Compensation expense, for both the restricted stock units with performance conditions and the restricted stock units with market conditions, was recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the applicable targets would be met, for awards with performance conditions. Approximately 35 percent of the restricted stock units with EPS performance conditions vested, 100 percent of the restricted stock units with ROIC performance conditions vested and 100 percent of the restricted stock units with market conditions vested based on the actual attainment of certain targets.

In the fiscal years ended June 30, 2015, 2014 and 2013, we also granted 218,439, 183,343 and 232,617 time-vested restricted stock units, respectively, without performance or market conditions, that cliff-vest three years from the date of grant, 2,868, 14,540 and 41,037 time-vested restricted stock units, respectively, without performance or market conditions that vest ratably over the three-year vesting period, and 10,730, 0 and 0 time-vested restricted stock units, respectively, without performance or market conditions, that cliff-vest one year from the date of grant, under the 2012 Plan.

In connection with our acquisition of Redbend, certain Redbend stock options were cancelled and exchanged for 76,563 time-vested restricted stock units under the 2012 Plan. Of this amount, 58,137 restricted stock units vested immediately upon grant at the closing of the acquisition. The remaining 18,426 time-vested restricted stock units vest in accordance with the original vesting schedule as set forth in the Redbend stock option agreement under which they were granted. These time-vested restricted stock units vest either: (i) every three months over a four-year period or (ii) 25 percent in the first year and every three months thereafter, for the remaining three-year term of the award. Refer to Note 2 – Acquisitions for more information.

In the fiscal years ended June 30, 2015, 2014 and 2013, we granted 856, 613 and 970 cash-settled restricted stock units, respectively, under the 2012 Plan. These restricted stock units are accounted for as liability awards and are recorded at the fair value at the end of the reporting period in accordance with their vesting schedules. During the fiscal year ended June 30, 2015, 1,150 of these restricted stock units were settled. At June 30, 2015, 2014 and 2013, 2,338, 2,632 and 2,120 cash-settled restricted stock units were outstanding, respectively.

A summary of equity classified restricted stock unit activity as of and for the fiscal year ended June 30, 2015 is presented below:

Restricted Stock Units
Non-vested at June 30, 2014	1,543,925
Granted(1)	516,392
Vested(2)	(582,962)
Forfeited	(184,321)

Non-vested at June 30, 2015	1,293,034

(1)	Includes 76,563 restricted stock units that were granted in connection with the acquisition of Redbend. Refer to Note 2 – Acquisitions for more information.
(2)	Includes 58,137 fully-vested restricted stock units that were granted and vested immediately in connection with the acquisition of Redbend. Refer to Note 2 – Acquisitions for more information.

At June 30, 2015 the aggregate intrinsic value of equity classified restricted stock units was $153.8 million. As of June 30, 2015, there was $51.6 million of total unrecognized compensation cost related to equity classified restricted stock unit compensation arrangements. The weighted average recognition period was 1.2 years.

Stock Appreciation Rights

A summary of cash-settled stock appreciation rights as of and for the fiscal year ended June 30, 2015 is presented below:

Shares
Non-vested at June 30, 2014	12,031
Granted	1,486
Vested	(6,723)
Forfeited	0

Non-vested at June 30, 2015	6,794

Exercisable	1,953

These stock appreciation rights are accounted for as liability awards and are recorded at the fair value at the end of the reporting period in accordance with their vesting schedules. The fair value is calculated using the Black-Scholes option valuation model using assumptions consistent with our stock options.

Note 15—Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of the following:

	Year Ended June 30,
	2015		2014		2013
	Pre-Tax	Net of Tax	Pre-Tax	Net of Tax	Pre-Tax	Net of Tax
Foreign currency translation (losses) gains	$(191,212)	$(191,212)	$44,881	$44,881	$5,379	$5,379

Changes in hedging derivatives:
Reclassifications from AOCI into income (effective portion)(1)	(51,720)	(39,016)	8,980	6,726	(25,798)	(18,412)
Reclassifications from AOCI into income (effective portion)(2)	(245)	(185)	398	298	(67)	(48)
Gains (losses) recognized in AOCI (effective portion)	271,153	204,549	(37,679)	(28,220)	(1,165)	(831)
Other (losses) gains	(993)	(749)	(69)	(52)	37	25

Unrealized gains (losses) on hedging derivatives	218,195	164,599	(28,370)	(21,248)	(26,993)	(19,266)
Pension liability adjustment:
Amortization of prior service cost(4)	975	535	1,001	760	1,155	374
Amortization of net loss(4)	3,767	2,068	3,038	2,305	3,873	1,253
Expected return on plan assets(4)	(255)	(140)	(259)	(197)	(284)	(92)
Actuarial loss(4)	(14,866)	(8,162)	(10,876)	(8,253)	(2,317)	(750)
Tax rate change(5)	0	0	0	0	0	719
Other gains (losses) (6)	6,996	3,841	(570)	(432)	692	224

Pension liability adjustment	(3,383)	(1,858)	(7,666)	(5,817)	3,119	1,728
Unrealized gains on available-for-sale securities	167	106	287	183	4,376	4,250

Other comprehensive income (loss)	$23,767	$(28,365)	$9,132	$17,999	$(14,119)	$(7,909)

Other comprehensive income attributable to Harman International Industries, Incorporated	$23,767	$(28,365)	$9,132	$17,999	$(14,119)	$(7,909)

(1)	Reclassified to Cost of sales in our Consolidated Statements of Income. Refer to Note 10—Derivatives for more information.
(2)	Reclassified to SG&A in our Consolidated Statements of Income. Refer to Note 10—Derivatives for more information.
(3)	Reclassified to Interest expense, net in our Consolidated Statements of Income. Refer to Note 10—Derivatives for more information.
(4)	Reclassified to SG&A in our Consolidated Statements of Income. Refer to Note 17—Retirement Benefits for more information.
(5)	Impact on deferred taxes due to tax rate changes in certain jurisdictions.
(6)	Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits included in AOCI.

AOCI: At June 30, 2015 and 2014, AOCI consisted of the following:

	June 30,
Income/(Loss):	2015	2014
Cumulative translation adjustment	$(95,058)	$96,154
Pension liability adjustment	(44,394)	(42,536)
Unrealized gains (losses) on hedging derivatives	150,380	(14,219)
Unrealized gains on available-for-sale securities	506	400

Total AOCI	$11,434	$39,799

We had approximately $54.9 million of investments included in Other current assets and Non-current assets and $2.5 million of investments included in Other current assets at June 30, 2015 and 2014, respectively, in our Consolidated Balance Sheets that have been classified as available-for-sale securities. These securities are recorded at fair value with realized gains and losses recorded in income and unrealized gains and losses recorded in AOCI, net of taxes.

Note 16—Restructuring

Our restructuring program that is designed to improve our global footprint, cost structure, technology portfolio, human resources and internal processes continues. During fiscal years 2015, 2014 and 2013, we continued to refine existing programs and launched significant new programs focused on achieving further productivity improvements to: (i) optimize certain research and development, supply chain and administrative functions; (ii) outsource certain manufacturing capabilities; (iii) divest or sublease facilities no longer needed to support current operations; and (iv) relocate certain functions to best cost countries.

A summary and components of our restructuring initiatives are presented below and include accruals for new programs as well as revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Severance Related Costs(1)	Third Party Contractor Termination Costs	Facility Closure and Other Related Costs(2)	Asset Impairments(3)	Total
Liability, June 30, 2012	$19,938	$17	$10,839	$0	$30,794
Expense(4)	21,297	1,076	55,405	5,337	83,115
Accumulated depreciation offset	0	0	0	(5,337)	(5,337)
Payments	(18,151)	(72)	(38,939)	0	(57,162)
Reclassified liabilities(2)	0	0	6,889	0	6,889
Foreign currency translation	479	(7)	(346)	0	126

Liability, June 30, 2013	$23,563	$1,014	$33,848	$0	$58,425

Expense(4)	65,870	5,793	5,581	6,959	84,203
Accumulated depreciation offset	0	0	0	(6,959)	(6,959)
Payments	(36,699)	(6,856)	(10,522)	0	(54,077)
Foreign currency translation	1,423	49	1,355	0	2,827

Liability, June 30, 2014	$54,157	$0	$30,262	$0	$84,419

Expense(4)	39,158	2,097	1,717	8,966	51,938
Accumulated depreciation offset	0	0	0	(8,966)	(8,966)
Reclassified liabilities(1)	553	0	0	0	553
Payments	(22,293)	(2,096)	(24,950)	0	(49,339)
Foreign currency translation	(10,786)	(1)	(2,439)	0	(13,226)

Liability, June 30, 2015	$60,789	$0	$4,590	$0	$65,379

(1)	Certain pre-existing pension liabilities were transferred and reduced the restructuring expenses recorded as part of an individual restructuring program. These offsets are shown as Reclassified liabilities in fiscal year 2015 above.
(2)	Certain contractual indemnification payments resulting from the transfer of a manufacturing facility to a third party were recorded as restructuring expenses in fiscal year 2013 and are classified within Facility Closure and Other Related Costs. Certain pre-existing liabilities related to this transferred facility were offset and reduced the restructuring expenses recorded as part of this transaction. These offsets are shown as Reclassified liabilities as noted above. See Note 3—Transfer of Ownership of Manufacturing Facility for more information.

(3)	Credits related to restructuring charges for accelerated depreciation and inventory provisions are recorded against the related assets in Property, plant & equipment, net or Inventories in our Consolidated Balance Sheets and do not impact the restructuring liability.
(4)	Restructuring expenses noted above are primarily in SG&A in our Consolidated Statements of Income. Asset impairments, which consist of accelerated depreciation and inventory provisions, are primarily in Cost of sales in our Consolidated Statements of Income.

Restructuring liabilities are recorded in Accrued liabilities and Other non-current liabilities in our Consolidated Balance Sheets.

Restructuring expenses by reporting business segment are presented below:

	Year Ended June 30,
	2015	2014	2013
Infotainment	$(540)	$47,147	$58,878
Lifestyle	32,691	23,645	16,260
Professional	10,889	6,335	2,640
Services	0	0	0
Other	(68)	117	0

Total	42,972	77,244	77,778
Asset impairments	8,966	6,959	5,337

Total	$51,938	$84,203	$83,115

Note 17—Retirement Benefits

Plan Descriptions

Retirement savings plan

We provide a Retirement Savings Plan (the “Savings Plan”) for certain employees in the United States. Under the Savings Plan, and subject to certain limitations: (i) employees may contribute up to 50 percent of their pretax compensation; (ii) each business unit will make a safe harbor non-elective contribution in an amount equal to three percent of a participant’s pre-tax compensation; and (iii) each business unit may also make a matching contribution of 50 percent of an employee’s tax-deferred compensation, up to the first six percent of a participant’s pre-tax compensation. Matching contributions vest at a rate of 25 percent for each year of service with the employer, beginning with the second year of service. Expenses related to the Savings Plan for the fiscal years ended June 30, 2015, 2014 and 2013, were $12.0 million, $9.3 million and $8.7 million, respectively.

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

The SERP is an unfunded plan for tax purposes and under the Employee Retirement Income Security Act of 1974 (“ERISA”) all obligations arising under the SERP are payable from our general assets. To assist in the funding of the benefits under the SERP, we maintain assets in an irrevocable trust whereby the use of these assets is restricted to funding our future benefit obligations under the SERP. These assets are not plan assets of the SERP, therefore, in the event of bankruptcy, the assets become unrestricted and the SERP would become a general creditor of our Company. The assets and liabilities, and earnings and expenses, of the irrevocable trust are consolidated in our consolidated financial statements. As of June 30, 2015 and June 30, 2014, there were $98.4 million and $97.4 million, respectively, of total assets included in the irrevocable trust of which $6.1 million and $58.1 million, respectively, consisted of Cash and cash equivalents, $40.0 million and $39.3 million, respectively, consisted of the cash surrender value of life insurance policies and $52.3 million and zero, respectively, consisted of equity and fixed income mutual funds, which are classified as available-for-sale securities.

During fiscal year 2016, we expect to contribute amounts to the defined benefit pension plans necessary to cover required disbursements. The benefits that we expect to pay in each fiscal year from 2016 to 2020 are $10.0 million, $9.7 million, $10.1 million, $9.2 million and $9.8 million, respectively. The aggregate benefits we expect to pay in the five fiscal years from 2021 to 2025 are $60.9 million.

Plan Assets

For all but one of our Company’s plans, contributions are made from our current operating funds as required in the year of payout. For one foreign plan, with plan assets of $3.6 million, we made annual contributions into a fund managed by a trustee who invests such funds, administers the plan and makes payouts to eligible employees as required. Our primary objective in investing plan assets for this foreign plan is to achieve returns sufficient to meet future benefit obligations with minimal risk and to time the maturities of such investments to meet annual payout needs. Given this, fund assets are invested in a unitized publicly traded fund which invests 100 percent of such investments in government bonds. For purposes of fair value, this investment has been determined to meet the characteristics of a Level 1 investment as quoted prices in an active market exist for these assets. As of June 30, 2015, 100 percent of these assets are invested in this unitized fund. Refer to Note 11—Fair Value Measurements for more information.

For another one of our foreign plans, the plan assets of $0.2 million are invested in two separate insurance contracts. We have made no additional contributions to these contracts nor made any payouts from these contracts to employees.

Summary Plan Results

The following is a reconciliation of the benefit obligations, plan assets and funded status of the plans as well as the amounts recognized in our Consolidated Balance Sheets as of and for the fiscal years ended June 30, 2015 and 2014:

	Year Ended June 30,
	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$202,893	$183,372
Benefit obligation of plans not previously reported(1)	6,148	5,075
Service cost	4,285	2,507
Interest cost	6,655	7,201
Actuarial loss	16,236	11,066
Effects of settlements and curtailments	(5,975)	(2,801)
Plan amendments	(0)	(613)
Benefits paid	(8,905)	(8,414)
Foreign currency translation	(21,134)	5,500

Benefit obligation at end of year	$200,203	$202,893

	Year Ended June 30,
	2015	2014
Change in plan assets:
Fair value of assets at beginning of year	$6,641	$6,801
Assets related to acquisitions	193	0
Actual return on plan assets	761	114
Employer contributions	10,415	10,018
Benefits paid	(8,905)	(8,414)
Settlement	(4,799)	(2,676)
Foreign currency translation	(542)	798

Fair value of assets at end of year	$3,764	$6,641

Reconciliation of funded status:
Funded status	$(196,439)	$(196,252)
Unrecognized prior service cost	4,332	4,978
Unrecognized net loss	61,460	57,430

Accrued pension cost	$(130,647)	$(133,844)

Non-current assets	$0	$0
Accrued liabilities	(9,777)	(9,900)
Other non-current liabilities	(186,662)	(186,352)
AOCI	65,792	62,408

Accrued pension cost	$(130,647)	$(133,844)

(1)	In the current year, these amounts are associated with certain of our acquisitions made during the current fiscal year. In the prior year, these amounts represent certain foreign defined benefit plans that were not disclosed in prior years based on the immateriality of amounts involved in these plans.

Amounts recognized in AOCI for the fiscal years ended June 30, 2015 and 2014 are presented below:

	Year Ended June 30,
	2015	2014
Amounts recorded in AOCI:
Prior service cost	$4,332	$4,978
Net actuarial loss	61,460	57,430

Total recognized in AOCI, before taxes	65,792	62,408
Income tax benefit	(21,398)	(19,872)

Total recognized in AOCI, net of income taxes	$44,394	$42,536

The estimated amount that will be amortized from AOCI into net periodic benefit cost in fiscal year 2016 is as follows:

Amounts expected to be recognized in net periodic benefit cost
Recognized net actuarial loss	$5,267
Amortization of prior service cost	990

Total	$6,257

A comparison of plans’ assets with plans’ projected benefit and accumulated benefit obligations for plans where obligations exceed plan assets as of June 30, 2015 and 2014 is presented below. There were no plan assets which exceed obligations as of June 30, 2015 and 2014.

	Plans Where Obligations Exceed Plan Assets Year Ended June 30,
	2015	2014
Projected benefit obligation	$200,203	$202,893
Accumulated benefit obligation	186,206	190,100
Fair value of plan assets	3,764	6,641

The components of net periodic benefit costs for the fiscal years ended June 30, 2015, 2014 and 2013 are presented below:

	Year Ended June 30,
	2015	2014	2013
Components of net periodic benefit cost:
Service cost	$4,285	$2,507	$2,169
Interest cost	6,655	7,201	7,085
Expected return on plan assets	(255)	(259)	(284)
Amortization of prior service cost	975	1,001	1,155
Amortization of net loss	3,767	3,038	3,873
Effect of settlements and curtailments	387	1,119	797

Net periodic benefit cost	$15,814	$14,607	$14,795

Plan Assumptions

The assumptions used to determine our benefit obligations and net periodic pension and other postretirement benefit costs are presented below:

Year Ended June 30,
	2015	2014	2013
Assumptions:
Weighted average rates used to determine benefit obligations at June 30:
Range of discount rates for pension plans	2.0%—8.3%	1.4%—8.8%	1.4%—4.4%
Range of rates of compensation increase for pension plans	2.0%—10.0%	0.0%—10.0%	0.0%—4.0%
Weighted average rates used to determine net periodic benefit cost at June 30:
Range of discount rates for pension plans	1.4%—8.8%	1.4%—4.4%	0.6%—5.0%
Range of rates of compensation increase for pension plans	2.0%—10.0%	2.0%—4.0%	0.0%—4.0%

We use a globally consistent method of setting the discount rates where yield curves are developed from yields on actual Aa-rated corporate bonds across the full maturity spectrum, referring to ratings provided by Moody’s, S&P, Fitch, and Dominion Bond Rating Service, supplemented with additional yield information where needed. We discount the expected future benefit payments of each plan using the appropriate yield curve based on the currency of payment of benefits, to develop a single-point discount rate matching each plan’s payout structure.

Note 18—Business Segment Data

The accounting principles applied at the operating segment level in determining income from operations are the same as those applied at the consolidated financial statement level. While revenues are specifically identified with our Infotainment segment and the car audio portion of our Lifestyle segment, costs, expenses and assets for these businesses are allocated based on relative revenues or other measures of activity that management believes are reasonable.

We design and engineer connected products and solutions, including audio, visual and infotainment systems, enterprise automation solutions and software services for consumers, automakers, and enterprises worldwide. Our chief operating decision maker evaluates performance and allocates resources based on net sales, operating income and working capital in each of the reporting segments.

Infotainment

Our Infotainment segment designs, manufactures and markets infotainment systems for vehicle applications to be installed primarily as original equipment by automotive manufacturers. Our premium scalable infotainment platforms deliver enhanced and connected capabilities to the car, including intelligent high-performance navigation with embedded solutions for wireless upgradeability, multimedia, premium entertainment, on-board and off-board connectivity and active safety systems. Our new intelligent connected navigation system enables a new generation of driver usability and feature functionality, including navigation solutions with over-the-air updates offering drivers better route instructions, more accurate and up-to-date navigation data and integrated features for a safer and more intuitive experience.

Lifestyle

Our Lifestyle segment designs, manufactures and markets car audio systems for vehicle applications to be installed primarily as original equipment by automotive manufacturers, as well as a wide range of mid-to high-end loudspeaker and electronics for home, multimedia and mobile applications. We believe that we continue to redefine audio excellence for the home, the car and on-the-go listening. Our Lifestyle products are marketed worldwide under renowned brand names including AKG, Harman/Kardon, Infinity, JBL, JBL Professional, Lexicon, Mark Levinson and Revel.

Professional

Our Professional segment designs, manufactures and markets an extensive range of audio, lighting, video and control and automation solutions for commercial, enterprise and public space applications, including concert halls, stadiums, airports, conference centers, educational institutions, command centers and houses of worship. We design products for recording, broadcast, cinema and music reproduction applications such as loudspeakers, power amplifiers, digital signal processors, microphones, headphones and mixing consoles. We also provide high-quality products to the sound reinforcement, music instrument support and broadcast and recording segments of the professional audio market. Our Professional segment products are marketed globally under a number of brand names including AKG, AMX, Crown, JBL Professional, Lexicon, Martin, Soundcraft and Studer.

Services

Our Services segment was formed in April 2015 with the acquisition of STC. Our Services segment creates innovative software solutions that integrate design, mobility, cloud and analytics and brings the benefits of the connected world to the automotive, retail, mobile, healthcare, media and consumer electronics markets. The Services segment offers services and solutions in order to help customers understand and visualize their data so they can make faster and more informed decisions, cloud-enable their business, support technical agility and exploit omni-channel strategies.

Other

Other includes compensation, benefits and occupancy costs for corporate employees, net of reporting segment allocations, expenses associated with new technology innovation and our corporate brand identity campaign and the operations of Redbend from the February 26, 2015 acquisition date.

The following table presents Net sales, Operating income (loss), Assets, Goodwill, Capital expenditures and Depreciation and amortization by each reporting segment:

	Year Ended June 30,
	2015	2014	2013
Net sales:
Infotainment	$3,124,882	$2,838,904	$2,283,247
Lifestyle	1,886,850	1,656,094	1,338,355
Professional	1,048,964	853,144	672,805
Services	88,761	0	0
Other	5,840	341	3,435

Total	$6,155,297	$5,348,483	$4,297,842

Operating income (loss):
Infotainment	$342,350	$195,403	$90,799
Lifestyle	199,149	170,517	137,477
Professional	102,002	114,057	85,810
Services	1,009	0	0
Other	(174,916)	(150,250)	(112,835)

Total	$469,594	$329,727	$201,251

Assets:
Infotainment	$1,503,000	$1,191,124
Lifestyle	1,278,886	1,561,216
Professional	1,155,660	1,044,233
Services	1,093,970	0
Other	898,236	329,017

Total	$5,929,752	$4,125,590

Goodwill:
Infotainment	$24,422	$17,080
Lifestyle	159,088	137,950
Professional	387,861	385,922
Services	529,367	0
Other	186,442	0

Total	$1,287,180	$540,952

Capital expenditures:
Infotainment	$117,318	$91,472	$54,364
Lifestyle	42,794	43,042	25,587
Professional	21,263	12,533	11,839
Services	5,233	0	0
Other	5,890	10,094	9,892

Total	$192,498	$157,141	$101,682

Depreciation and amortization:
Infotainment	$69,934	$65,912	$63,009
Lifestyle	42,269	34,581	36,572
Professional	34,112	20,866	16,882
Services	11,508	0	0
Other	11,407	10,969	11,705

Total	$169,230	$132,328	$128,168

During fiscal years 2015, 2014 and 2013 we did not record any goodwill impairment charges. Refer to Note 8—Goodwill and Intangible Assets, Net for more information.

The following table presents Net sales and long-lived assets and net assets by geographic area as of and for the years ended June 30, 2015, 2014 and 2013. Net sales are attributable to geographic areas based upon the location of the customer.

	Year Ended June 30,
	2015	2014	2013
Net sales:
U.S.	$1,930,526	$1,626,814	$1,181,113
Germany	1,696,559	1,722,739	1,482,036
Other Europe	1,141,343	969,021	819,074
Other	1,386,869	1,029,909	815,619

Total	$6,155,297	$5,348,483	$4,297,842

Long-lived assets:
U.S.	$642,197	$339,226
Germany	134,841	141,987
Other Europe	320,884	141,481
Other	124,166	69,193

Total	$1,222,088	$691,887

Net Assets
U.S.	$159,906	$124,339
Germany	580,412	563,972
Other Europe	1,167,508	950,027
Other	485,000	154,683

Total	$2,392,826	$1,793,021

Note 19—Commitments and Contingencies

At June 30, 2015, we were subject to legal claims and litigation arising in the ordinary course of business, including the matters described below. The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

On September 5, 2012, the Court heard oral arguments on defendants’ motion to dismiss. At the request of the Court, on September 24, 2012, each side submitted a supplemental briefing on defendants’ motion to dismiss. On January 17, 2014, the Court granted a motion to dismiss, without prejudice, in the In re Harman International Industries, Inc. Securities Litigation. The Lead Plaintiff appealed this ruling to the U.S. Court of Appeals for the District of Columbia Circuit and, on June 23, 2015, the district court’s ruling was reversed and remanded for further proceedings. On July 23, 2015, defendants filed a motion for a rehearing en banc before the U.S. Court of Appeals.

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

Infotainment Supply Arrangements

We have arrangements with our infotainment customers to provide products that meet predetermined technical specifications and delivery dates. In the event that we do not satisfy the performance obligations under these arrangements, we may be required to indemnify the customer. We accrue for any loss that we expect to incur under these arrangements when that loss is probable and can be reasonably estimated. For the year ended June 30, 2015, we incurred $30.5 million of costs relating to delayed delivery of product to an infotainment customer. For the year ended June 30, 2014, we recognized gain of $6.1 million relating to losses that we no longer expect to incur. We did not incur any losses under these arrangements in fiscal year 2013. An inability to meet performance obligations on infotainment platforms to be delivered in future periods could adversely affect our results of operations, cash flows and financial condition in future periods.

Customs NAFTA Preferential Tariff Treatment

We submitted a prior disclosure (“Prior Disclosure”) related to our compliance with U.S. Customs regulations for fiscal years 2008 through 2012. As we implemented our corrective actions, we submitted the updates to the Prior Disclosure quantifying our compliance through December 31, 2013. This Prior Disclosure and the related updates address several areas of review including our compliance with (a) the North American Free Trade Agreement (“NAFTA”), (b) classification, (c) quantity and (d) valuation, as defined by U.S. Customs.

We regularly import goods that qualify for preferential duty claims pursuant to NAFTA. NAFTA requires that an importer have a valid NAFTA Certificate of Origin in its possession at the time it makes a preferential duty claim. Our evaluation of our compliance with the NAFTA area of review had determined that a number of preferential duty claims were made without first obtaining the required NAFTA certificate. However, NAFTA permits discretion to waive this requirement if the imported goods qualify for NAFTA preferential tariff treatment. We were advised in the fourth quarter of fiscal year 2013 that U.S. Customs has changed its internal practice and intended to restrict the exercise of this discretion in this area. In June 2014, we submitted our final Prior Disclosure supplement. In December 2014, U.S. Customs completed its review of our Prior Disclosure and in January 2015, issued a report which concluded that our Prior Disclosure methodology was reasonable and sufficient and took no exceptions to the results. In June 2015, U.S. Customs issued a letter informing us that it had determined that our request for prior disclosure treatment was valid, no penalty was applicable and the case is now closed. Approximately $12.0 million of payments were remitted during the fiscal year ended June 30, 2014. No further payments have been made in the fiscal year ended June 30, 2015. During the year ended June 30, 2015, we reduced our estimated accrual by approximately $17.3 million within Costs of sales in our Consolidated Income Statement, as we have no further potential liability related to this Prior Disclosure.

Note 20—Related Party Transactions

In December 2009, we entered into a three-year agreement for engineering and software development services with Neusoft Corporation (“Neusoft”), a Shanghai exchange listed technology solutions provider. A former member of our Board of Directors is the Chairman and CEO of Neusoft.

On April 20, 2010, our subsidiary, IS entered into an asset purchase and business transfer agreement (the “Asset Purchase Agreement”) with Neusoft Technology Solutions GmbH (“Neusoft Technology”), a subsidiary of Neusoft, for the sale of certain tangible assets located at IS’s facility in Hamburg, Germany. This transaction closed on June 1, 2010. As part of the Asset Purchase Agreement, IS and Neusoft Technology entered into a five-year agreement for engineering and software development services related to IS’s vehicle navigation business (the “Services Agreement”), which expired on May 31, 2015 and was extended by one month through June 30, 2015. On July 1, 2015, we entered into a new agreement for engineering and software development services with Neusoft Corporation (the “2015 Services Agreement”). Under the terms of the Asset Purchase Agreement, IS transferred at closing certain tangible assets and employment relationships to Neusoft Technology and received consideration of €6.0 million. Our indirect wholly-owned subsidiary, HBAS and Neusoft Europe AG, a subsidiary of Neusoft, were guarantors under the terms of the Asset Purchase Agreement and the Services Agreement and are guarantors under the 2015 Services Agreement.

In the first quarter of fiscal year 2013, we entered into a contract with Neusoft to develop certain software to be integrated into certain infotainment platforms for a customer. In the third quarter of fiscal year 2013, we entered into a separate contract with Neusoft to develop digital map databases. As of June 30, 2014, we have paid to Neusoft approximately $11.9 million for this capitalized software asset which will be amortized over approximately four years, which is the future revenue stream of the products to which it relates.

During the fiscal years ended June 30, 2015, 2014 and 2013, we incurred total expenses of $21.4 million, $28.6 million and $41.2 million, respectively, for engineering and software development services with Neusoft Technology and Neusoft. During the fiscal years ended June 30, 2015, 2014 and 2013, we paid Neusoft and Neusoft Technology approximately $27.5 million, $42.5 million and $42.5 million, respectively.

In May 2013, we entered into a joint-venture agreement with Neusoft to establish Harman Neusoft Automotive Infotech (Dalian) Co. Ltd. (the “Harman Neusoft JV”). The purpose of the Harman Neusoft JV is to develop, manufacture, distribute and sell car aftermarket products including, without limitation, car aftermarket audio speakers, amplifiers and head units with or without navigation and telematics features and to provide relevant technical support and services.

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

Note 21—Significant Customers

Presented below are the percentages of net sales to and net accounts receivable due from customers who represent ten percent or more of our net sales or net accounts receivable as follows:

	Net Sales			Accounts Receivable, Net
	Year Ended June 30,			June 30,
	2015	2014	2013	2015	2014
BMW	15%	16%	18%	9%	11%
Fiat Chrysler Automobiles	14%	13%	9%	14%	13%
The Volkswagen Group	11%	12%	13%	7%	7%
Toyota/Lexus	6%	8%	10%	3%	4%
Other customers	54%	51%	50%	67%	65%

Total	100%	100%	100%	100%	100%

We anticipate that BMW, Fiat Chrysler Automobiles, the Volkswagen Group and Toyota/Lexus will continue to account for a significant portion of our net sales and net accounts receivable for the foreseeable future. Our customers are not obligated to any long-term purchases of our products.

Note 22—Quarterly Summary of Operations (unaudited)

The following is a summary of operations by quarter for fiscal years 2015, 2014 and 2013:

	Three Months Ended
	September 30	December 31	March 31	June 30	Total
Fiscal Year 2015
Net sales	$1,428,922	$1,583,549	$1,464,193	$1,678,633	$6,155,297
Gross profit	414,632	493,166	418,130	491,176	1,817,104
Net income	82,934	116,164	70,249	73,642	342,989
Net (loss) income attributable to noncontrolling interest	(39)	(71)	(46)	465	309
Net income attributable to Harman International Industries Incorporated	82,973	116,235	70,295	73,177	342,680
Earnings per share:
Basic	1.20	1.67	1.00	1.02	4.89
Diluted	1.18	1.65	0.99	1.01	4.84
Fiscal Year 2014
Net sales	$1,171,805	$1,328,024	$1,404,235	$1,444,419	$5,348,483
Gross profit	321,649	379,450	364,773	390,795	1,456,667
Net income	46,452	71,629	73,385	43,113	234,579
Net loss attributable to noncontrolling interest	0	0	0	(113)	(113)
Net income attributable to Harman International Industries Incorporated	46,452	71,629	73,385	43,226	234,692
Earnings per share:
Basic	0.67	1.04	1.06	0.63	3.40
Diluted	0.66	1.03	1.05	0.62	3.36

	Three Months Ended
	September 30	December 31	March 31	June 30	Total
Fiscal Year 2013
Net sales	$998,193	$1,055,642	$1,061,772	$1,182,235	$4,297,842
Gross profit	278,247	271,793	269,195	284,885	1,104,120
Net income	54,555	47,489	34,873	5,490	142,407
Earnings per share:
Basic	0.79	0.69	0.50	0.08	2.06
Diluted	0.79	0.68	0.50	0.08	2.04

Note 23—Subsequent Events

Dividend

On August 4, 2015, we declared a cash dividend of $0.35 per share for the quarter ended June 30, 2015. The quarterly dividend will be paid on August 28, 2015 to each stockholder of record as of the close of business on August 14, 2015.

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

Interpretive guidance issued by the SEC staff permits the exclusion of an evaluation of the effectiveness of a registrant’s disclosure controls and procedures as they relate to the internal control over financial reporting for acquired businesses during the first year following such acquisition. As discussed in Note 2 - Acquisitions in the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K, during the fiscal year ended June 30, 2015, we completed the acquisitions of: Southern Vision Systems, Inc., certain automotive assets of Bang & Olufsen A/S, Symphony Teleca Corporation, Red Bend Ltd., S1nn GmbH & Co. KG and I.P.S.G. International Product Solution Group Pty Ltd and VFX Systems Pty Ltd (collectively the “Acquired Businesses”). The Acquired Businesses had total assets representing five percent of consolidated assets, and total revenues representing two percent of consolidated revenues included in our consolidated financial statements as of and for the fiscal year ended June 30, 2015. Management’s evaluation and conclusion as to the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K excludes any evaluation of the internal control over financial reporting of the Acquired Businesses.

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

The information required by Item 10 of Part III is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 11.	Executive Compensation.

The information required by Item 11 of Part III is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Part III is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Part III is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.

The information required by Item 14 of Part III is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

We will furnish you, without charge, a copy of any exhibit upon written request. Written requests to obtain any exhibit should be sent to Harman’s Secretary at 400 Atlantic Street, 15th Floor, Stamford, CT 06901.

The following consolidated financial statements are filed as part of this report under “Part II, Item 8—Financial Statements and Supplementary Data”:

Exhibit Index to 10-K

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger, dated January 22, 2015, by and among Symphony Teleca Corporation, Harman International Industries, Incorporated, Sabita Sub, Inc., and Symphony Technology Group, L.L.C., solely in its capacity as Representative of the security holders of Symphony Teleca. (Filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 26, 2015 and hereby incorporated by reference).

2.2	Form of Rollover Agreement. (Filed as Exhibit 2.2 to the Current Report on Form 8-K filed with the SEC on January 26, 2015 and hereby incorporated by reference).

3.1	Restated Certificate of Incorporation of Harman International Industries, Incorporated, as amended. (Filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 and hereby incorporated by reference).

3.3	By-Laws of Harman International Industries, Incorporated, as amended, dated December 7, 2011. (Filed as Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on December 13, 2011 and hereby incorporated by reference).

4.1	Indenture, dated May 11, 2015, by and between Harman International Industries, Incorporated and U.S. Bank National Association, as trustee. (Filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on May 11, 2015 and hereby incorporated by reference).

4.2	First Supplemental Indenture, dated May 11, 2015, by and between Harman International Industries, Incorporated and U.S. Bank National Association, as trustee. (Filed as Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on May 11, 2015 and hereby incorporated by reference).

4.3	Form of 4.150% Senior Note due 2025. (Included in Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on May 11, 2015 and hereby incorporated by reference).

4.4	Indenture, dated as of May 27, 2015, by and among Harman Finance International, S.C.A., Harman International Industries, Incorporated, as guarantor, and U.S. Bank National Association, as trustee. (Filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on May 27, 2015 and hereby incorporated by reference).

4.5	First Supplemental Indenture, dated as of May 27, 2015, by and among Harman Finance International, S.C.A., Harman International Industries, Incorporated, as guarantor, and U.S. Bank National Association, as trustee. (Filed as Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on May 27, 2015 and hereby incorporated by reference).

4.6	Form of 2.000% Senior Note due 2022. (Included in Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on May 27, 2015 and hereby incorporated by reference).

10.1	Multi-Currency Credit Agreement by and among Harman International Industries, Incorporated, Harman Holding GmbH & Co. KG, J.P. Morgan Securities LLC, HSBC Bank USA, N.A., UniCredit Capital Markets LLC, Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and bookrunners, JPMorgan Chase Bank, N.A., as administrative agent, HSBC Bank USA, N.A., UniCredit Capital Markets LLC, Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agents, Citizens Bank, N.A., TD Bank, National Association and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as documentation agents, and the other banks and financial institutions party thereto, dated as of March 26, 2015. (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 27, 2015 and hereby incorporated by reference).

10.2	Harman International Industries, Incorporated 1992 Incentive Plan, as amended and restated. (Filed as Exhibit B to the 1999 Proxy Statement and hereby incorporated by reference).**

Exhibit No.	Exhibit Description

10.3	Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive Plan. (Filed as Appendix A to the 2008 Proxy Statement and hereby incorporated by reference).**

10.4	Amendment No. 1 to the Amended and Restated 2002 Stock Option and Incentive Plan. (Filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 and hereby incorporated by reference).**

10.5	Form of Nonqualified Stock Option Agreement for Non-Officer Directors under the Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan. (Filed as Exhibit 10.11 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and hereby incorporated by reference).**

10.6	Form of Incentive Stock Option Agreement for Officers and Key Employees under the Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan. (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 22, 2005 and hereby incorporated by reference).**

10.7	Form of Nonqualified Stock Option Agreement for Officers and Key Employees under the Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan. (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 22, 2005 and hereby incorporated by reference).**

10.8	Form of Restricted Stock Agreement for Officers and Key Employees under the Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan. (Filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on August 22, 2005 and hereby incorporated by reference).**

10.9	Form of Nonqualified Stock Option Agreement, related to the Stock Option Award, between Harman International Industries, Incorporated and Dinesh Paliwal. (Filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on May 9, 2007 and hereby incorporated by reference).**

10.10	Form of Restricted Share Unit Agreement, related to the Restricted Share Unit Award, between Harman International Industries, Incorporated and Dinesh Paliwal. (Filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on December 4, 2007 and hereby incorporated by reference).**

10.11	Form of Performance Based Restricted Share Unit Agreement for Officers and Key Employees under the Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive Plan. (Filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference).**

10.12	Form of Restricted Share Unit Agreement for Officers and Key Employees under the Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive Plan. (Filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference).**

10.13	Form of Restricted Share Unit Agreement for Non-Officer Directors under the Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive Plan. (Filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference).**

10.14	Form of Restricted Share Unit Agreement, related to Dinesh Paliwal’s annual equity awards, under the Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive Plan. (Filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference).**

Exhibit No.	Exhibit Description

10.15	Form of Nonqualified Stock Option Agreement, related to Dinesh Paliwal’s annual equity awards, under the Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive Plan. (Filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference).**

10.16	Restricted Share Unit Agreement between Harman International Industries, Incorporated and Dinesh Paliwal, related to a January 2008 award. (Filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference).**

10.17	Restricted Share Unit Agreement between Harman International Industries, Incorporated and Dinesh Paliwal, related to a September 2008 award under the Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive Plan. (Filed as Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference).**

10.18	Time-Based Restricted Share Unit Agreement between Harman International Industries, Incorporated and Dinesh Paliwal, related to a September 2009 award under the Amended and Restated Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan. (Filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the Commission on September 1, 2009 and hereby incorporated by reference).**

10.19	Performance-Based Restricted Share Unit Agreement between Harman International Industries, Incorporated and Dinesh Paliwal, related to a September 2009 award under the Amended and Restated Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan. (Filed as Exhibit 10.6 to the Current Report on Form 8-K filed with the Commission on September 1, 2009 and hereby incorporated by reference).**

10.20	Harman International Industries, Incorporated Management Incentive Compensation Plan. (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on December 21, 2007 and hereby incorporated by reference).**

10.21	Harman International Industries, Incorporated Supplemental Executive Retirement Plan, as amended and restated as of October 1, 1999. (Filed as Exhibit 10.27 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and hereby incorporated by reference).**

10.22	Amendment No. 1 to the Harman International Industries, Incorporated Supplemental Executive Retirement Plan, dated September 24, 2002. (Filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 and hereby incorporated by reference).**

10.23	Form of Benefit Agreement under the Supplemental Executive Retirement Plan. (Filed as Exhibit 10.14 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and hereby incorporated by reference).**

10.24	Harman International Industries, Inc. Deferred Compensation Plan, effective June 1, 1997. (Filed as Exhibit 4 to the Registration Statement on Form S-8 filed with the Commission on June 9, 1997, and hereby incorporated by reference).**

10.25	Amendment No. 1 to the Harman International Industries, Inc. Deferred Compensation Plan dated October 1, 1999. (Filed as Exhibit 10.46 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and hereby incorporated by reference).**

10.26	Amendment No. 2 to the Harman International Industries, Inc. Deferred Compensation Plan, effective December 16, 2003. (Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 and hereby incorporated by reference).**

10.27	Letter Agreement, dated May 8, 2007, between Harman International Industries, Incorporated and Dinesh Paliwal. (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 9, 2007 and hereby incorporated by reference).**

Exhibit No.	Exhibit Description

10.28	Amendment to Letter Agreement, dated November 29, 2007, between Harman International Industries, Incorporated and Dinesh Paliwal. (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on December 4, 2007 and hereby incorporated by reference).**

10.29	Amendment to Letter Agreement, dated December 31, 2008 between Harman International Industries, Incorporated and Dinesh Paliwal. (Filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference).**

10.30	Amended and Restated Severance Agreement between Harman International Industries, Incorporated and Dinesh Paliwal dated December 31, 2008. (Filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference).**

10.31	Amendment to Letter Agreement, dated September 1, 2009, between Harman International Industries, Incorporated and Dinesh Paliwal. (Filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on September 1, 2009 and hereby incorporated by reference).**

10.32	Summary of equity awards granted to Mr. Paliwal and Mr. Parker in September 2008. (Filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and hereby incorporated by reference).**

10.33	Letter Agreement, dated May 2, 2008, between Harman International Industries, Incorporated and Herbert Parker. (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 6, 2008 and hereby incorporated by reference).**

10.34	Employment Agreement, dated January 11, 2008, between Harman International Industries, Incorporated and John Stacey. (Filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and hereby incorporated by reference).**

10.35	Letter Agreement, dated August 8, 2008, between Harman International Industries, Incorporated and Jennifer Peter. (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 21, 2008 and hereby incorporated by reference).**

10.36	Letter Agreement, dated August 22, 2008, between Harman International Industries, Incorporated and Todd Suko. (Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and hereby incorporated by reference).**

10.37	Amended and Restated Severance Agreement between Harman International Industries, Incorporated and Herbert Parker dated December 22, 2008. (Filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference).**

10.38	Letter Agreement, dated January 9, 2009, between Harman International Industries, Incorporated and David Slump. (Filed as Exhibit 10.14 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference).**

10.39	Form of Severance Agreement between Harman International Industries, Incorporated and Blake Augsburger, David Karch, Sachin Lawande, David Slump, John Stacey and Todd Suko. (Filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and hereby incorporated by reference).**

10.40	Form of Severance Agreement between Harman International Industries, Incorporated, and each of Herbert Parker, Blake Augsburger, David Karch, Sachin Lawande, David Slump, John Stacey and Todd Suko. (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 26, 2010 and hereby incorporated by reference).**

10.41	Harman International Industries, Incorporated 2012 Stock Option and Incentive Plan. (Filed as Appendix A to the Proxy Statement dated October 28, 2011 and hereby incorporated by reference).**

Exhibit No.	Exhibit Description

10.42	Form of Non-Qualified Stock Option Agreement for Officers and Key Employees under the Harman International Industries, Incorporated 2012. (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 2, 2012 and hereby incorporated by reference).

10.43	Letter Agreement, dated September 15, 2011, between Harman International Industries, Incorporated and I.P. Park. (Filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 and hereby incorporated by reference).**

10.44	Form of Severance Agreement between Harman International Industries, Incorporated, and each of Michael Mauser and I.P. Park. (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 12, 2012 and hereby incorporated by reference).**

10.45	Amendment No. 1 to the Harman International Industries, Incorporated 2012 Stock Option and Incentive Plan. (Filed as Appendix A to the 2013 Proxy Statement and hereby incorporated by reference).**

10.46	Severance Agreement between Harman International Industries, Incorporated and Ralph Santana dated March 26, 2014. (Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and hereby incorporated by reference).**

10.47	Severance Letter Agreement between Harman International Industries, Incorporated and Ralph Santana dated March 26, 2014. (Filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and hereby incorporated by reference).**

10.48	Employment Agreement dated March 6, 2013 between Harman International Industries, Incorporated and Ralph Santana. (Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2013 and hereby incorporated by reference).**

10.49	Employment offer letter dated August 21, 2012 between Harman International Industries, Incorporated and Sandra Ehret Rowland. (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 4, 2015 and hereby incorporated by reference).**

10.50	Employment promotion offer letter dated October 30, 2014 between Harman International Industries, Incorporated and Sandra Rowland. (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on November 4, 2015 and hereby incorporated by reference).**

10.51	Form of Severance Agreement between Harman International Industries, Incorporated and certain executive officers of Harman International Industries, Incorporated (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 19, 2015 and hereby incorporated by reference).**

10.52	Form of Change in Control Severance Agreement between Harman International Industries, Incorporated and certain executive officers of Harman International Industries, Incorporated. (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 19, 2015 and hereby incorporated by reference).**

10.53	Employment offer letter dated January 16, 2015 between Harman International Industries, Incorporated and Sanjay Dhawan. (Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on April 30, 2015 and hereby incorporated by reference).**

10.54	Form of Restricted Share Unit Agreement for Non-Officer Directors under the Harman International Industries, Incorporated Amended and Restated 2012 Stock Option and Incentive Plan. (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on June 26, 2013 and hereby incorporated by reference).**

10.55	Form of Restricted Share Unit Agreement for Non-Officer Directors. (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 26, 2015 and hereby incorporated by reference).**

Exhibit No.	Exhibit Description

10.56	Form of Non-Qualified Stock Option Agreement for Officers and Key Employees under the Harman International Industries, Incorporated Amended and Restated 2012 Stock Option and Incentive Plan.** +

10.57	Form of Time-Based Restricted Share Unit Agreement under the Harman International Industries, Incorporated Amended and Restated 2012 Stock Option and Incentive Plan.** +

10.58	Form of Performance-Based Restricted Share Unit Agreement under the Harman International Industries, Incorporated Amended and Restated 2012 Stock Option and Incentive Plan.** +

10.59	Form of Time-Based Restricted Share Unit Agreement for Dinesh Paliwal under the Harman International Industries, Incorporated Amended and Restated 2012 Stock Option and Incentive Plan.** +

10.60	Form of Performance-Based Restricted Share Unit Agreement for Dinesh Paliwal under the Harman International Industries, Incorporated Amended and Restated 2012 Stock Option and Incentive Plan.** +

21.1	Subsidiaries of Harman International Industries, Incorporated.+

23.1	Consent of KPMG LLP. +

31.1	Certification of Dinesh Paliwal filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification of Sandra Rowland filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certification of Dinesh Paliwal and Sandra Rowland filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

99.1	Form of Indemnification Letter Agreement with Directors and Executive Officers. (filed as Exhibit 99.1 to the Current Report on Form 8-K filed with the Commission on February 13, 2009 and hereby incorporated by reference)

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Calculation Linkbase.*

101.DEF	XBRL Taxonomy Definition Linkbase.*

101.LAB	XBRL Taxonomy Label Linkbase.*

101.PRE	XBRL Presentation Linkbase.*

*	Submitted electronically herewith.
**	Management contract, compensatory plan or arrangement.
+	Filed herewith.

Attached as Exhibit 101 to this report are the following financial information formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2015 and 2014, (ii) Consolidated Statements of Income for the years ended June 30, 2015, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the years ended June 30, 2015, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the years ended June 30, 2015, 2014 and 2013, (v) Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2015, 2014 and 2013 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED

Date: August 7, 2015	By:	/s/ DINESH PALIWAL
Dinesh Paliwal
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated below.

/S/ DINESH PALIWAL Dinesh Paliwal	Chairman, President and Chief Executive Officer (Principal Executive Officer)	August 7, 2015

/S/ SANDRA ROWLAND Sandra Rowland	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 7, 2015

/S/ JENNIFER PETER Jennifer Peter	Vice President and Chief Accounting Officer (Principal Accounting Officer)	August 7, 2015

/S/ ADRIANE BROWN Adriane Brown	Director	August 7, 2015

/S/ JOHN DIERCKSEN John Diercksen	Director	August 7, 2015

/S/ ANN MCLAUGHLIN KOROLOGOS Ann McLaughlin Korologos	Director	August 7, 2015

/S/ EDWARD MEYER Edward Meyer	Director	August 7, 2015

/S/ AVI REICHENTAL Avi Reichental	Director	August 7, 2015

/S/ KENNETH REISS Kenneth Reiss	Director	August 7, 2015

/S/ HELLENE RUNTAGH Hellene Runtagh	Director	August 7, 2015

/S/ FRANK SKLARSKY Frank Sklarsky	Director	August 7, 2015

/S/ GARY STEEL Gary Steel	Director	August 7, 2015

Schedule II

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED

Valuation and Qualifying Accounts and Reserves

Year Ended June 30, 2015, 2014 and 2013

(in thousands)

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Additions/ (Deductions)	Balance at End of Period
Year ended June 30, 2013(1)
Allowance for doubtful accounts	$5,955	3,052	17	2,167	$11,191

Year ended June 30, 2014(2)
Allowance for doubtful accounts	$11,191	4,685	426	(6,718)	$9,584

Year ended June 30, 2015(3)
Allowance for doubtful accounts	$9,584	10,101	3,765	(3,246)	$20,204

(1)	Includes purchase accounting adjustments related to the acquisition of Martin Professional A/S.
(2)	Includes purchase accounting adjustments related to the acquisitions of AMX LLC and AMX Holdings Corporation, certain assets and liabilities of Verto Medical Solutions, LLC d/b/a yurbuds and its wholly-owned subsidiary and Duran Audio B/V.
(3)	Includes a purchase accounting adjustments related to the acquisitions of Symphony Teleca Corporation, Southern Vision Systems, Inc., S1nn GmbH & Co. KG and Red Bend Ltd.

Harman International Industries, Incorporated

2015 Form 10-K Annual Report

Exhibit Document

The following exhibits are attached hereto. See Part IV of this Annual Report on Form 10-K for a complete list of exhibits.

Exhibit No.	Exhibit Description

10.56	Form of Non-Qualified Stock Option Agreement for Officers and Key Employees under the Harman International Industries, Incorporated Amended and Restated 2012 Stock Option and Incentive Plan.

10.57	Form of Time-Based Restricted Share Unit Agreement under the Harman International Industries, Incorporated Amended and Restated 2012 Stock Option and Incentive Plan.

10.58	Form of Performance-Based Restricted Share Unit Agreement under the Harman International Industries, Incorporated Amended and Restated 2012 Stock Option and Incentive Plan.

10.59	Form of Time-Based Restricted Share Unit Agreement for Dinesh Paliwal under the Harman International Industries, Incorporated Amended and Restated 2012 Stock Option and Incentive Plan.

10.60	Form of Performance-Based Restricted Share Unit Agreement for Dinesh Paliwal under the Harman International Industries, Incorporated Amended and Restated 2012 Stock Option and Incentive Plan.

21.1	Subsidiaries of Harman International Industries, Incorporated.

23.1	Consent of KPMG LLP.

31.1	Certification of Dinesh C. Paliwal filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Sandra E. Rowland filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dinesh C. Paliwal and Sandra E. Rowland filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Calculation Linkbase.*

101.DEF	XBRL Taxonomy Definition Linkbase.*

101.LAB	XBRL Taxonomy Label Linkbase.*

101.PRE	XBRL Presentation Linkbase.*

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following financial information formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2015 and 2014, (ii) Consolidated Statements of Income for the years ended June 30, 2015, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the years ended June 30, 2015, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the years ended June 30, 2015, 2014 and 2013, (v) Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2015, 2014 and 2013 and (vi) Notes to Consolidated Financial Statements.