Form 10-Q
period 2015-09-30
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2015-10-29
CIK 800459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 26, 2015 71,080,986 shares of common stock, par value $.01, were outstanding.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

Form 10-Q

September 30, 2015

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

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. As a result, the foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission. For additional information regarding certain factors that may cause our actual results to differ from those expected or anticipated see the information under the caption “Risk Factors” which is located in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015. We undertake no obligation to publicly update or revise any forward-looking statement (except as required by law). This report also makes reference to our awarded business, which represents the estimated future lifetime net sales for all customers. Our future awarded business does not represent firm customer orders. We report our awarded business primarily based on written award letters from our customers. To validate these awards, we use various assumptions including global vehicle production forecasts, customer take rates for our products, revisions to product life-cycle estimates and the impact of annual price reductions and exchange rates, among other factors. These assumptions are updated and reported externally on an annual basis.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)	September 30, 2015	June 30, 2015
Assets
Current assets
Cash and cash equivalents	$402,161	$649,513
Receivables, net	1,046,315	1,024,139
Inventories	846,302	693,574
Other current assets	575,376	581,544

Total current assets	2,870,154	2,948,770
Property, plant and equipment, net	547,136	552,421
Intangible assets, net	542,081	669,667
Goodwill	1,348,761	1,287,180
Deferred tax assets, long-term, net	71,479	43,706
Other assets	431,470	428,008

Total assets	$5,811,081	$5,929,752

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$4,474	$4,550
Short-term debt	480	1,021
Accounts payable	870,423	918,910
Accrued liabilities	954,724	956,425
Accrued warranties	169,551	163,331
Income taxes payable	79,210	76,131

Total current liabilities	2,078,862	2,120,368
Borrowings under revolving credit facility	258,125	283,125
Long-term debt	797,642	797,542
Pension liability	187,140	186,662
Other non-current liabilities	113,807	149,229

Total liabilities	3,435,576	3,536,926

Commitments and contingencies	—	—
Preferred stock	0	0
Common stock	1,010	1,007
Additional paid-in capital	1,366,361	1,365,257
Accumulated other comprehensive income	(32,259)	11,434
Retained earnings	2,291,464	2,229,517
Less: Common stock held in treasury	(1,269,699)	(1,232,602)

Total Harman International Industries, Incorporated shareholders’ equity	2,356,877	2,374,613

Noncontrolling interest	18,628	18,213

Total equity	2,375,505	2,392,826

Total liabilities and equity	$5,811,081	$5,929,752

See accompanying Notes to the Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except earnings per share data)	Three Months Ended September 30,
	2015	2014
Net sales	$1,630,888	$1,428,922
Cost of sales	1,143,490	1,014,290

Gross profit	487,398	414,632
Selling, general and administrative expenses	355,931	298,849

Operating income	131,467	115,783
Other expenses:
Interest expense, net	8,259	2,677
Foreign exchange (gains) losses, net	(1,845)	60
Miscellaneous, net	3,987	2,340

Income before income taxes	121,066	110,706
Income tax expense, net	33,549	27,772

Net income	87,517	82,934
Net income (loss) attributable to noncontrolling interest	418	(39)

Net income attributable to Harman International Industries, Incorporated	$87,099	$82,973

Earnings per share:
Basic	$1.21	$1.20

Diluted	$1.20	$1.18

Weighted average shares outstanding:
Basic	72,032	69,301

Diluted	72,556	70,194

See accompanying Notes to the Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)	Three Months Ended September 30,
	2015	2014
Net income	$87,517	$82,934
Net income (loss) attributable to noncontrolling interest	418	(39)

Net income attributable to Harman International Industries, Incorporated	$87,099	$82,973

Other comprehensive (loss) income, net of taxes (1):
Foreign currency translation	$(33,342)	$(81,415)
Unrealized (losses) gains on hedging derivatives, net of taxes	(9,583)	81,864
Pension liability adjustment, net of taxes	(683)	977
Unrealized (losses) gains on available for sale securities	(85)	39

Other comprehensive (loss) income, net of taxes	(43,693)	1,465
Other comprehensive income, net of taxes attributable to noncontrolling interest	0	4

Other comprehensive (loss) income, net of taxes attributable to Harman International Industries, Incorporated	$(43,693)	$1,461

Comprehensive income, net of taxes	$43,824	$84,399
Comprehensive income (loss), net of taxes attributable to noncontrolling interest	418	(35)

Comprehensive income, net of taxes attributable to Harman International Industries, Incorporated	$43,406	$84,434

(1)	Refer to Note 15 – Other Comprehensive Income (Loss) for more information.

See accompanying Notes to the Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Three Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$87,517	$82,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,819	37,427
Deferred income taxes	10,524	22,944
Loss (gain) on disposition of assets	170	(1,041)
Share-based compensation	8,392	10,818
Excess tax benefit from share-based compensation	(1,882)	(2,803)
Non-cash interest expense	711	545
Non-cash increase in contingent consideration	457	1,016
Changes in operating assets and liabilities, exclusive of impact of acquisitions:
(Increase) decrease in:
Receivables, net	(31,115)	(45,043)
Inventories	(160,001)	(110,201)
Other current assets	(21,926)	(42,178)
Pre-production and development costs	(14,652)	(1,680)
(Decrease) increase in:
Accounts payable	(45,934)	73,645
Accrued warranties	6,000	14,780
Accrued other liabilities	12,223	(18,313)
Income taxes payable	4,122	(48)
Net change in derivative assets and liabilities	(49,851)	(11,892)
Other operating activities	(13,871)	2,792

Net cash (used in) provided by operating activities	(152,297)	13,702
Cash flows from investing activities:
Acquisitions, net of cash received	491	0
Capital expenditures	(37,799)	(35,046)
Proceeds from asset dispositions	32	4,467
Other items, net	2,527	218

Net cash used in investing activities	(34,749)	(30,361)
Cash flows from financing activities:
(Decrease) in short-term borrowings	(542)	(770)
Repayments of long-term debt	(26,082)	(107,500)
Cash dividends to shareholders	(24,916)	(22,525)
Repurchase of common stock	(37,097)	0
Exercise of stock options	2,546	6,009
Repurchases related to share-based compensation arrangements	(11,716)	(21,670)
Excess tax benefit from share-based compensation	1,882	2,803
Payment of contingent consideration	(327)	0
Other items, net	(1,358)	188

Net cash used in financing activities	(97,610)	(143,465)

Effect of exchange rate changes on cash	37,304	(23,426)

Net (Decrease) in cash and cash equivalents	(247,352)	(183,550)
Cash and cash equivalents at beginning of period	649,513	581,312

Cash and cash equivalents at end of period	$402,161	$397,762

Supplemental disclosure of cash flow information:
Interest paid, net	$1,650	$1,926
Income taxes paid	$9,252	$1,387
Non-cash investing activities:
Accrued and contingent acquisition-related liabilities	$(457)	$886

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

Our unaudited, condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (our “2015 Annual Report”) and do not include all information and footnote disclosures included in our audited financial statements. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly, in all material respects, the consolidated financial condition, results of operations and cash flows for the periods presented. Operating results for the three months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2016 due to seasonal, economic and other factors. Where necessary, information for prior periods has been reclassified to conform to the condensed consolidated financial statement presentation in the current fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in our 2015 Annual Report.

Effective July 1, 2015, we revised our business segments in order to better align them with our strategic approach to the markets and customers we serve. Refer to Note 18 – Business Segment Data for more information. Prior period segment amounts throughout the Notes to the Condensed Consolidated Financial Statements have been reclassified to the new segment structure. The reclassification of historical business segment information had no impact on our basic financial statements.

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

Note 2 – New Accounting Standards

Recently Adopted Accounting Standards

Discontinued Operations: In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which changes the criteria for determining which disposals can be presented as discontinued operations and modifies disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held-for-sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. The standard states that a strategic shift could include a disposal of: (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment or (iv) other major parts of an entity. The new guidance also requires several new disclosures. This new guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2014. We adopted the provisions of this new guidance on July 1, 2015. The adoption of the new provisions did not have any impact on our financial condition or results of operations.

Business Combinations: In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement Period Adjustments,” which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. We adopted the provisions of this new guidance on July 1, 2015. The adoption of the new provisions did not have a material impact on our financial condition or results of operations.

Recently Issued Accounting Standards

Imputation of Interest: In August 2015, the FASB issued ASU No. 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which clarifies the presentation and subsequent measurement of debt issuance costs associated with lines of credit. Under the new guidance, these costs may be presented as an asset and amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. We expect to adopt the provisions of this new guidance on July 1, 2016 on a retrospective basis. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

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

Inventory: In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which states that inventory should be measured at the lower of cost and net realizable value. Net realizable value is defined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The new guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. We expect to adopt the provisions of this new guidance on July 1, 2017. The new guidance should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently assessing the impact the adoption of the new provisions will have on our financial condition and results of operations.

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

Revenue Recognition: In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The new guidance implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The new guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The original standard was effective for fiscal years beginning after December 15, 2016; however, in August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date” (“ASU 2015-14”). The amendments in ASU 2015-14 defer the effective date of the new revenue standard by one year. We expect to adopt the provisions of this new guidance on July 1, 2018. Entities can transition to the new standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of the new provisions will have on our financial condition and results of operations.

Note 3 – Allowance for Doubtful Accounts

We reserve an estimated amount for accounts receivable that may not be collected. Methodologies for estimating the allowance for doubtful accounts are based primarily on specific identification of uncollectible accounts. Historical collection rates and customer credit worthiness are considered in determining specific reserves. At September 30, 2015 and June 30, 2015, we had $20.1 million and $20.2 million, respectively, reserved for possible uncollectible accounts receivable.

Note 4 – Inventories

At September 30, 2015 and June 30, 2015, inventories consisted of the following:

	September 30, 2015	June 30, 2015
Finished goods	$392,350	$294,104
Work in process	91,134	90,538
Raw materials	362,818	308,932

Inventories	$846,302	$693,574

At September 30, 2015 and June 30, 2015, our inventory reserves were $84.7 million and $79.6 million, respectively.

Note 5 – Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following:

	Estimated Useful Lives (in Years)	September 30, 2015	June 30, 2015
Land		$9,689	$9,742
Buildings and improvements	1-50	261,699	260,074
Machinery and equipment	3-20	1,294,408	1,270,650
Furniture and fixtures	3-10	28,924	30,492

Property, plant and equipment, gross		1,594,720	1,570,958
Less accumulated depreciation and amortization		(1,047,584)	(1,018,537)

Property, plant and equipment, net		$547,136	$552,421

Depreciation expense for the three months ended September 30, 2015 and 2014 was $35.7 million and $31.2 million, respectively.

Note 6 – Accrued Warranties

Details of our accrued warranties are as follows:

	Three Months Ended September 30,
	2015	2014
Accrued warranties, June 30,	$163,331	$155,472
Warranty expense	17,066	23,423
Warranty payments (cash or in-kind)	(11,648)	(8,397)
Other(1)	802	(10,471)

Accrued warranties, September 30,	$169,551	$160,027

(1)	Other primarily represents foreign currency translation.

Note 7 – Earnings Per Share

We apply the two-class method when computing earnings per share, which requires that net income per share for each class of shares entitled to dividends be calculated assuming all of our net income is distributed as dividends to these shareholders based on their contractual rights.

The following table presents the calculation of basic and diluted earnings per share of common stock outstanding:

	Three Months Ended September 30,
	2015		2014
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted Earnings per Share:
Net income	$87,517	$87,517	$82,934	$82,934
Net income (loss) attributable to noncontrolling interest	418	418	(39)	(39)

Net income attributable to Harman International Industries, Incorporated	$87,099	$87,099	$82,973	$82,973

Denominator for Basic and Diluted Earnings per Share:
Weighted average shares outstanding	72,032	72,032	69,301	69,301
Employee stock options	0	524	0	893

Total weighted average shares outstanding	72,032	72,556	69,301	70,194

Earnings per Share:
Earnings per share	$1.21	$1.20	$1.20	$1.18

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities, as defined under GAAP, and are included in the computation of earnings per share pursuant to the two-class method.

Certain options were outstanding and not included in the computation of diluted net earnings per share because the assumed exercise of these options would have been antidilutive. Options to purchase 191,515 and 272,317 shares of our common stock at September 30, 2015 and 2014, respectively, were outstanding and were excluded from the computation of diluted earnings per share because they would have been antidilutive. In addition, 263,066 and 145,266 restricted stock units at September 30, 2015 and 2014, respectively, were outstanding, and were excluded from the computation of diluted earnings per share as they also would have been antidilutive.

Note 8 – Goodwill and Intangible Assets, Net

Goodwill

Goodwill was $1.35 billion at September 30, 2015 compared with $1.29 billion at June 30, 2015. The increase in goodwill in the three months ended September 30, 2015 versus June 30, 2015 was primarily associated with the following: increases of $73.1 million and $0.1 million in connection with the acquisitions of Symphony Teleca Corporation (“STC”) and Red Bend Ltd. (“Redbend”), respectively, and decreases of $4.3 million and $0.4 million in connection with the acquisitions of I.P.S.G International Product Solution Group Pty Ltd. and VFX Systems Pty Ltd. (collectively “IPSG/VFX”) and certain automotive assets and liabilities of Bang & Olufsen A/S (“B&O”), respectively, partially offset by unfavorable foreign currency translation of $7.0 million.

As more fully discussed in Note 18 – Business Segment Data, we revised our segment and reporting unit structure effective July 1, 2015. Under this new structure, our former Infotainment segment is now known as Connected Car, our former Lifestyle segment is now known as Lifestyle Audio, our former Professional segment is now known as Professional Solutions and our former Services segment is now known as Connected Services. Our Connected Services segment includes STC, as previously reported, and also now includes Redbend and our automotive services businesses. Redbend had previously been included within Other. Our automotive services businesses had previously been included within our Infotainment and Lifestyle segments. Other includes compensation, benefits and occupancy costs for corporate employees, net of reporting segment allocations, as well as expenses associated with new technology innovation and our corporate brand identity campaign. Our reporting units are the same as our reportable segments with the exception of Lifestyle Audio, which consists of two reporting units, automotive audio and consumer audio. In connection with this realignment, we reallocated our goodwill to our new reporting units based on each reporting unit’s relative fair value. We also performed a goodwill impairment test as of July 1, 2015 using our new reporting units. We determined that the fair value of each of our reporting units exceeded its carrying value and, as such, no impairments were deemed to exist as of this date.

The changes in the carrying amount of goodwill by business segment for the three months ended September 30, 2015 were as follows:

	Connected Car	Lifestyle Audio	Professional Solutions	Connected Services	Other	Total
Balance, June 30, 2015	$24,422	$159,088	$387,861	$529,367	$186,442	$1,287,180
Realignment adjustments(1)	(3,673)	(6,738)	0	196,853	(186,442)	0

Balance, June 30, 2015 – adjusted	20,749	152,350	387,861	726,220	0	1,287,180
Acquisitions and adjustments(2)	(0)	(395)	(4,265)	73,196	(0)	68,536
Other adjustments(3)	62	(2,199)	(3,116)	(1,702)	(0)	(6,955)

Balance, September 30, 2015	$20,811	$149,756	$380,480	$797,714	$0	$1,348,761

(1)	The realignment adjustments reallocate our goodwill based on our new reporting structure based on the relative fair value of each reporting unit.
(2)	Refer to Note 22—Acquisitions for more information.
(3)	The other adjustments to goodwill primarily consist of foreign currency translation adjustments.

We did not recognize any goodwill impairment charges in our Condensed Consolidated Statements of Income in the three months ended September 30, 2015 and 2014.

The contingent purchase price associated with the acquisition of innovative Systems GmbH (“IS”) is calculated pursuant to the terms of an agreement between the parties. Certain terms of the agreement are currently subject to a dispute between the parties and the matter has been submitted to arbitration. On November 5, 2013, the arbitration panel issued a partial award on some of the disputed matters covering the period from February 2009 through January 2012 awarding €16.3 million to the IS sellers. We contested the enforcement of the partial award. In July 2014, the partial award was upheld. During the fiscal year ended June 30, 2015, we paid the €16.3 million partial award. Until such time as the other disputed matters are resolved, we cannot calculate the contingent purchase price related to these other disputed matters.

Intangible Assets, Net

Net intangible assets were $542.1 million and $669.7 million at September 30, 2015 and June 30, 2015, respectively, and were comprised of the following:

	Weighted Average Amortization	September 30, 2015			June 30, 2015
		Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	12 Years	$389,566	$(42,605)	$346,961	$503,928	$(30,924)	$473,004
Technology	6 Years	85,112	(20,800)	64,312	87,090	(17,653)	69,437
Patents	15 Years	7,414	(1,366)	6,048	5,136	(1,265)	3,871
Trade names(1)	1 Years	100,826	(19,465)	81,361	100,827	(15,282)	85,545
Non-compete agreement	4 Years	3,147	(1,671)	1,476	3,168	(1,543)	1,625
Software	5 Years	49,140	(8,204)	40,936	42,013	(6,863)	35,150
Other	6 Years	7,263	(6,276)	987	7,242	(6,207)	1,035

Total		$642,468	$(100,387)	$542,081	$749,404	$(79,737)	$669,667

(1)	Includes $55.7 million and $18.5 million of indefinite-lived intangible assets related to the acquisition of AMX LLC and AMX Holding Corporation (collectively “AMX”) and Martin Professional A/S, respectively.

Amortization expense related to intangible assets was $21.1 million and $6.2 million for the three months ended September 30, 2015 and 2014, respectively.

At September 30, 2015, amortization expense is expected to approximate the following:

2016	$62,722
2017	68,040
2018	62,976
2019	58,445
2020	53,632
Thereafter	161,895

Total	$467,710

Note 9 – Debt

Short Term Borrowings

At September 30, 2015 and June 30, 2015, we had $0.5 million and $1.0 million of short-term borrowings outstanding, respectively. At September 30, 2015 and June 30, 2015, we maintained lines of credit of $66.2 million and $69.1 million, respectively, primarily in India, China, Hungary, Brazil, Denmark and Israel.

We classify our debt based on the contractual maturity dates of the underlying debt instruments. We defer costs associated with debt issuance over the applicable term of the debt. These costs are amortized to Interest expense, net in our Condensed Consolidated Statements of Income.

Issuance of 2.000 Percent Senior Notes

On May 27, 2015, we completed a public offering of €350.0 million in aggregate principal amount of Euro-denominated 2.000 percent senior notes due 2022 (the “2.000 Percent Senior Notes”), issued by Harman Finance International, S.C.A. (“Harman Finance”), which are fully and unconditionally guaranteed by Harman. Harman Finance is a wholly-owned finance subsidiary and has no independent activities, assets or operations other than in connection with the 2.000 Percent Senior Notes. The 2.000 Percent Senior Notes bear interest at a rate of 2.000 percent per year, payable annually in arrears on May 27 of each year, commencing on May 27, 2016 and will mature on May 27, 2022. The 2.000 Percent Senior Notes were issued at 99.613 percent of par value, reflecting a discount of €1.4 million to the aggregate principal amount, which is being amortized to Interest expense, net in our Condensed Consolidated Statements of Income using the effective interest method, over the term of the 2.000 Percent Senior Notes. We incurred €2.6 million of debt issuance costs in connection with the 2.000 Percent Senior Notes which are being amortized to Interest expense, net in our Condensed Consolidated Statements of Income using the effective interest method, over the term of the 2.000 Percent Senior Notes. The net proceeds from the issuance of the 2.000 Percent Notes were €346.0 million, net of the discount and debt issuance costs. The effective interest related to the 2.000 Percent Senior Notes, based on the net proceeds received is 2.060 percent. The 2.000 Percent Senior Notes were issued under an indenture, dated as of May 27, 2015, by and between Harman Finance, Harman, as guarantor, and a trustee, as supplemented by the first supplemental indenture, dated as of May 27, 2015, by and among Harman Finance, Harman, as guarantor, and a trustee (as supplemented, the “2.000 Percent Senior Notes Indenture”). All payments of interest and principal, including payments made upon any redemption of the 2.000 Percent Senior Notes, will be made in Euros, subject to certain exceptions if the Euro is unavailable.

Issuance of 4.150 Percent Senior Notes

On May 11, 2015, we completed a public offering of $400.0 million in aggregate principal amount of U.S. Dollar denominated 4.150 Percent Senior Notes due 2025 (the “4.150 Percent Senior Notes”) issued by Harman. The 4.150 Percent Senior Notes bear interest at a rate of 4.150 percent per year, payable semi-annually in arrears on May 15 and November 15 of each year, commencing on November 15, 2015, and will mature on May 15, 2025. The 4.150 Percent Senior Notes were issued at 99.336 percent of par value, reflecting a discount of $2.7 million to the aggregate principal amount, which is being amortized to Interest expense, net in our Condensed Consolidated Statements of Income using the effective interest method, over the term of the 4.150 Percent Senior Notes. We incurred $3.8 million of debt issuance costs in connection with the 4.150 Percent Senior Notes which are being amortized to Interest expense, net in our Condensed Consolidated Statements of Income using the effective interest method, over the term of the 4.150 Percent Senior Notes. The net proceeds from the issuance of the 4.150 Percent Senior Notes were $393.5 million, net of the discount and debt issuance costs. The effective interest related to the 4.150 Percent Senior Notes, based on the net proceeds received is 4.232 percent. The 4.150 Percent Senior Notes were issued under an indenture, dated as of May 11, 2015, by and between Harman and a trustee, as supplemented by the first supplemental indenture, dated as of May 11, 2015, by and between Harman and a trustee (as supplemented, the “4.150 Percent Senior Notes Indenture”).

2015 Credit Agreement

On March 26, 2015 we and our wholly-owned subsidiary Harman Holding GmbH & Co. KG (“Harman KG”), entered into a Multi-Currency Credit Agreement with a group of banks (the “2015 Credit Agreement”). The 2015 Credit Agreement provides for a five-year unsecured multi-currency revolving credit facility in the amount of $1.2 billion (the “Aggregate Commitment”) with availability in currencies other than the U.S. Dollar of up to $750.0 million. Up to $50.0 million of the Aggregate Commitment is available for letters of credit. Subject to certain conditions set forth in the 2015 Credit Agreement, the Aggregate Commitment may be increased by up to $500.0 million. However, there is presently no commitment for this additional borrowing ability. We may select interest rates for borrowings under the 2015 Credit Agreement equal to (i) the LIBO rate plus an applicable margin, (ii) the EURIBO rate plus an applicable margin, or (iii) a base rate plus an applicable margin, which in each case is based on ratings which are established by Standard & Poor’s Ratings Services (“S&P”) and Moody’s Investor Services (“Moody’s”). We pay a facility fee on the Aggregate Commitment, whether drawn or undrawn, which is also determined based on our ratings which are established by S&P and Moody’s.

At September 30, 2015 and June 30, 2015, there was approximately $258.1 million and $283.1 million, respectively, of outstanding borrowings, which are included in our Condensed Consolidated Balance Sheets as Borrowings under revolving credit facility. At both September 30, 2015 and June 30, 2015 there were $4.8 million of outstanding letters of credit under the 2015 Credit Agreement. At September 30, 2015 and June 30, 2015, unused available credit under the 2015 Credit Agreement was $937.1 million and $912.1 million, respectively. In connection with the 2015 Credit Agreement, we incurred $3.0 million of fees and other expenses, which are included within Other assets in our Condensed Consolidated Balance Sheets at September 30, 2015 and June 30, 2015. These costs are amortized over the term of the 2015 Credit Agreement to Interest expense, net in our Condensed Consolidated Statements of Income on a straight-line basis.

Long-Term Debt and Current Portion of Long-Term-Debt

At September 30, 2015 and June 30, 2015, long-term debt and current portion of long-term debt consisted of the following:

	Fair Value at September 30, 2015 (1)	Book Value at September 30, 2015	Fair Value at June 30, 2015	Book Value at June 30, 2015
4.150 Percent Senior Notes	$405,920	$400,000	$393,160	$400,000
2.000 Percent Senior Notes	367,746	391,178	379,200	389,883
Borrowings under revolving credit facility	258,125	258,125	283,125	283,125
Capital lease obligations	14,953	14,953	16,325	16,325

Total debt	1,046,744	1,064,256	1,071,810	1,089,333
Current portion of long-term debt	(4,474)	(4,474)	(4,550)	(4,550)
Unamortized debt discount on 4.150 Percent Senior Notes	(2,571)	(2,571)	(2,626)	(2,626)
Unamortized debt discount on 2.000 Percent Senior Notes	(1,444)	(1,444)	(1,490)	(1,490)

Total long-term debt	$1,038,255	$1,055,767	$1,063,144	$1,080,667

(1)	The estimated fair value of the 2.000 Percent Senior Notes and the 4.150 Percent Senior Notes were based on a broker quotation (Level 2). Under fair value accounting guidance, Level 2 is based on inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

At September 30, 2015, long-term debt maturing in each of the next five fiscal years and thereafter is as follows:

2016	$3,347
2017	3,726
2018	2,786
2019	1,809
2020	1,429
Thereafter	1,051,159

Total	$1,064,256

Our existing debt agreements contain provisions that limit our operating and financing activities. The 2015 Credit Agreement contains certain negative covenants that limit, among other things, our ability to permit certain of our subsidiaries to incur debt and the ability of us and our subsidiaries to incur liens, make fundamental changes (including selling all or substantially all of our assets), undertake transactions with affiliates and undertake sale and leaseback transactions. The 2.000 Percent Senior Notes Indenture and the 4.150 Percent Senior Notes Indenture contain covenants that, subject to certain exceptions, limit our ability to incur indebtedness secured by principal properties, enter into certain sale and leaseback transactions with respect to principal properties and enter into certain mergers, consolidations and transfers of all or substantially all of the assets of Harman. In addition, the 2015 Credit Agreement contains more restrictive financial covenants that require us to maintain compliance with specified financial ratios. We may have to curtail some of our operations to maintain compliance with the covenants in our existing debt agreements. A violation of any of these covenants could result in a default under our debt agreements, which could permit the lenders to accelerate the repayment of any borrowings outstanding and/or the holders of the notes to direct the trustee to accelerate repayment of amounts outstanding under the notes. A default or acceleration under our debt agreements would result in increased capital costs and could adversely affect our ability to operate our business and our results of operations and financial condition. As of September 30, 2015, we were in compliance with all of the covenants contained in the 2015 Credit Agreement, the 2.000 percent Senior Notes Indenture and the 4.150 Percent Senior Notes Indenture.

Interest expense is reported net of interest income in our Condensed Consolidated Statements of Income. Interest expense, net was $8.3 million and $2.7 million for the three months ended September 30, 2015 and 2014, respectively. Gross interest expense was $8.8 million and $3.1 million for the three months ended September 30, 2015 and 2014, respectively. The non-cash portion of gross interest expense was $0.7 million and $0.5 million for the three months ended September 30, 2015 and 2014, respectively. The cash portion of gross interest expense was $8.1 million and $2.6 million in the three months ended September 30, 2015 and 2014, respectively. Interest income was $0.5 million and $0.4 million for the three month periods ended September 30, 2015 and 2014, respectively.

Non-cash interest expense for the three months ended September 30, 2015 relates to the amortization of the debt discount and debt issuance costs on the 2.000 Percent Senior Notes and the 4.150 Percent Senior Notes and the amortization of debt issuance costs on the 2015 Credit Agreement. Non-cash interest expense for the three months ended September 30, 2014 relates to the amortization of debt issuance costs on the Multi-Currency Credit Agreement, dated as of October 10, 2012, entered into by and among Harman, Harman KG and a group of banks (the “2013 Credit Agreement”).

Cash interest expense for the three months ended September 30, 2015 primarily relates to interest on the 2.000 Percent Senior Notes, the 4.150 Percent Senior Notes, the 2015 Credit Agreement and our short-term borrowings. Cash interest expense for the three months ended September 30, 2014 primarily relates to interest on the 2013 Credit Agreement and our short-term borrowings.

Interest income primarily relates to interest earned on our cash and cash equivalents and the variances from year to year are due to fluctuations in those balances and changes in interest rates.

Note 10 – Income Taxes

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income. Income tax expense for the three months ended September 30, 2015 and 2014 was $33.5 million and $27.8 million, respectively. The effective tax rate for the three months ended September 30, 2015 and 2014 was 27.7 percent and 25.1 percent, respectively. The increase in the effective tax rate for the three months ended September 30, 2015 compared to the same period in the prior year was primarily due to higher income in the U.S. that is taxed at higher rates than our key foreign jurisdictions.

As of September 30, 2015 unrecognized tax benefits and the related interest were $58.4 million and $4.1 million, respectively, all but $6.0 million of which would affect the tax rate if recognized. During the three months ended September 30, 2015, no new tax reserves were established, and the related interest on prior year exposures was an increase of $0.1 million.

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

Note 11 – Shareholders’ Equity

Preferred Stock

As of September 30, 2015 and June 30, 2015, we had no shares of preferred stock outstanding. We are authorized to issue 5 million shares of preferred stock, $0.01 par value.

Common Stock

We have 200 million authorized shares of common stock, $0.01 par value. At September 30, 2015 and June 30, 2015, we had 101,033,756 and 100,699,641 shares issued; 29,851,198 and 29,480,498 shares in treasury stock and 71,182,558 and 71,219,143 shares outstanding (net of treasury stock), respectively.

Share Buy-back Program

On October 28, 2014, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock over a three year period (the “2014 Buyback Program”). The 2014 Buyback Program allows us to purchase shares of our common stock in accordance with applicable securities laws on the open market or through privately negotiated transactions during the authorized three year period. The 2014 Buyback Program may be suspended or discontinued at any time. We will determine the timing and the amount of any repurchases based on an evaluation of market conditions, share price, other growth opportunities and other factors. On June 18, 2015, we entered into a repurchase plan with an external broker that provides the structure under which the program will be facilitated. During the three months ended September 30, 2015, we repurchased 370,700 shares at a cost of $37.1 million for a total cumulative buyback of 370,700 shares at a cost of $37.1 million under the 2014 Buyback Program.

Changes in Equity:

The following is a summary of the changes in Accumulated Other Comprehensive Income (“AOCI”) and changes in equity for the three months ended September 30, 2015 and 2014:

($ in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	AOCI	Retained Earnings	Treasury Stock	Total Harman International Industries, Incorporated Shareholders’ Equity	Non Controlling Interest	Total Equity
Balance, June 30, 2015	$0	$1,007	$1,365,257	$11,434	$2,229,517	$(1,232,602)	$2,374,613	$18,213	$2,392,826
Net income	0	0	0	0	87,099	0	87,099	418	87,517
Other comprehensive income, net of tax				(43,693)			(43,693)	0	(43,693)
Exercise of stock options	0	3	2,546	0	0	0	2,549	0	2,549
Repurchases related to share-based compensation arrangements	0	0	(11,716)	0	0	0	(11,716)	0	(11,716)
Share-based compensation, net	0	0	8,392	0	0	0	8,392	0	8,392
Excess tax benefit from share-based compensation	0	0	1,882	0	0	0	1,882	0	1,882
Treasury Stock Repurchases	0	0	0	0	0	(37,097)	(37,097)	0	(37,097)
Dividends ($0.35 per share)	0	0	0	0	(25,152)	0	(25,152)	0	(25,152)
Acquisition of Non-Controlling Interest	0	0	0	0	0	0	0	(3)	(3)

Balance, September 30, 2015	$0	$1,010	$1,366,361	$(32,259)	$2,291,464	$(1,269,699)	$2,356,877	$18,628	$2,375,505

($ in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	AOCI	Retained Earnings	Treasury Stock	Total Harman International Industries, Incorporated Shareholders’ Equity	Non Controlling Interest	Total Equity
Balance, June 30, 2014	$0	$984	$1,040,254	$39,799	$1,979,234	$(1,267,693)	$1,792,578	$443	$1,793,021
Net income	0	0	0	0	82,973	0	82,973	(39)	82,934
Other comprehensive income, net of tax				1,461			1,461	4	1,465
Exercise of stock options	0	4	6,005	0	0	0	6,009	0	6,009
Repurchases related to share-based compensation arrangements	0	0	(21,670)	0	0	0	(21,670)	0	(21,670)
Share-based compensation, net	0	0	10,818	0	0	0	10,818	0	10,818
Excess tax benefit from share-based compensation	0	0	2,803	0	0	0	2,803	0	2,803
Dividends ($0.33 per share)	0	0	0	0	(22,735)	0	(22,735)	0	(22,735)

Balance, September 30, 2014	$0	$988	$1,038,210	$41,260	$2,039,472	$(1,267,693)	$1,852,237	$408	$1,852,645

Note 12 – Share-Based Compensation

On December 7, 2011 (the “Effective Date”), our shareholders approved the 2012 Stock Option and Incentive Plan (the “2012 Plan”), which is effective through December 7, 2021. As of the Effective Date, no further grants may be granted under our former plan, the Amended and Restated 2002 Stock Option and Incentive Plan, as amended (the “2002 Plan” and together with the 2012 Plan, the “Plans”). On December 4, 2013, we amended the 2012 Plan to (i) increase the number of shares available under the 2012 Plan for the grant of future awards by 2,869,821 shares to an aggregate amount not to exceed 7,269,821 shares of our common stock and (ii) modified certain share counting provisions related to the definition of a full-value grant from 1.71 to 1.5 (“Full-Value Grant”). The 2012 Plan provides for two types of awards: (i) a Full-Value Grant under which one award shall reduce the shares available for grant under the 2012 Plan by 1.71 shares if granted prior to December 4, 2013 or 1.5 shares if granted on or after December 4, 2013, and (ii) an option or stock appreciation right grant, under which one award shall reduce the shares available for grant under the 2012 Plan by one share. Shares may be issued as original issuances, treasury shares or a combination of both. Option awards are granted with an exercise price equal to the market price of our common stock on the date of the grant. The option awards generally vest over three to five years of continuous service commencing one year from the date of the grant and expire after ten years. During the three months ended September 30, 2015, 0 options to purchase shares of our common stock, 679,876 stock-settled restricted stock units, 4,923 cash-settled restricted stock units and 1,709 cash-settled stock appreciation rights were granted under the 2012 Plan. As of September 30, 2015, there were 3,064,833 shares available for grant under the 2012 Plan.

Share-based compensation expense, net was $8.4 million and $10.8 million for the three months ended September 30, 2015 and 2014, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for share-based compensation arrangements was $2.0 million and $3.0 million for the three months ended September 30, 2015 and 2014, respectively.

Fair Value Determination

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions noted in the following table. There were no options granted during the three months ended September 30, 2015.

Three Months Ended September 30, 2014
Expected volatility	31.6% - 38.6%
Weighted-average volatility	35.9%
Expected annual dividend	$1.32
Expected term (in years)	2.12 - 4.12
Risk-free rate	0.4% - 1.2%

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

Stock Option Activity

A summary of option activity under the Plans as of September 30, 2015 and changes during the three months ended September 30, 2015 is presented below:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2015	837,398	70.40	5.62	$40,864
Granted	0	0.00
Exercised	(45,170)	54.05
Forfeited or expired	(6,186)	57.79

Outstanding at September 30, 2015	786,042	$71.44	5.36	$23,784

Exercisable at September 30, 2015	644,293	$72.58	4.80	$19,432

The weighted-average grant-date fair value of options granted for the three months ended September 30, 2015 and 2014 was $0.0 and $26.68, respectively. The total intrinsic value of options exercised for the three months ended September 30, 2015 and 2014 was $2.3 million and $7.6 million, respectively.

Modification of Certain Stock Option Awards

Prior to fiscal year 2011, certain of the award agreements under the 2002 Plan stated that vested options not exercised were forfeited upon termination of employment for any reason other than death or disability. However, such award agreements provided that the Compensation and Option Committee of our Board of Directors (the “Compensation and Option Committee”) could extend the time period to exercise vested options 90 days beyond the employment termination date for certain employees. During the three months ended September 30, 2015 and 2014, the Compensation and Option Committee used this authority. This action represented a modification of the terms or conditions of an equity award and therefore was accounted for as an exchange of the original award for a new award. Incremental share-based compensation cost for the excess of the fair value of the new award over the fair value of the original award was immaterial.

Restricted Stock Units

In the three months ended September 30, 2015, we granted 174,676 restricted stock units with earnings per share (“EPS”) performance conditions, and 174,676 restricted stock units with market conditions under the 2012 Plan. Additionally, both the restricted stock units with EPS performance conditions and the restricted stock units with market conditions, secondarily vest based on the achievement of a return on invested capital (“ROIC”) performance condition, specifically, the achievement of a certain average ROIC level over fiscal years 2016 through 2018. The restricted stock units with EPS performance conditions cliff vest three years from the date of grant based on the achievement of certain cumulative EPS levels from fiscal years 2016 through 2018. The restricted stock units with market conditions cliff vest three years from the date of grant based on a comparison of our total shareholder return (“TSR”) to the TSR of a selected peer group of publicly listed multinational companies. The grant date fair value of the restricted stock units with market conditions of $12.3 million was calculated using a Monte Carlo simulation model. Compensation expense is recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the applicable targets will be met for the performance conditions, which is reassessed each reporting period.

In the three months ended September 30, 2014, we granted 98,586 restricted stock units with EPS performance conditions and 98,586 restricted stock units with market conditions under the 2012 Plan. Additionally, both the restricted stock units with EPS performance conditions and the restricted stock units with market conditions, secondarily vest based on the achievement of a ROIC performance condition, specifically, the achievement of a certain average ROIC level over fiscal years 2015 through 2017. The restricted stock units with EPS performance conditions cliff vest three years from the date of grant based on the achievement of certain cumulative EPS levels from fiscal years 2015 through 2017. The restricted stock units with market conditions cliff vest three years from the date of grant based on a comparison of our TSR to the TSR of a selected peer group of publicly listed multinational companies. The grant date fair value of the restricted stock units with market conditions of $7.5 million was calculated using a Monte Carlo simulation model. Compensation expense is recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the applicable targets will be met for the performance conditions, which is reassessed each reporting period.

In the three months ended September 30, 2015 and 2014, we also granted 5,243 and 188,255 time-vested restricted stock units, respectively, without performance or market conditions, that cliff-vest three years from the date of grant, 324,987 and 0 time-vested restricted stock units, respectively, without performance or market conditions that vest ratably over the three-year vesting period, and 294 and 0 time-vested restricted stock units, respectively, without performance or market conditions, that cliff-vest one year from the date of grant, under the 2012 Plan.

In connection with our acquisition of Redbend, certain Redbend stock options were cancelled and exchanged for 76,563 time-vested restricted stock units under the 2012 Plan. Of this amount, 58,137 restricted stock units vested immediately upon grant at the closing of the acquisition. The remaining 18,426 time-vested restricted stock units vest in accordance with the original vesting schedule as set forth in the Redbend stock option agreement under which they were granted. These time-vested restricted stock units vest either: (i) ratably every three months over a four-year period or (ii) 25 percent in the first year and ratably every three months thereafter, for the remaining three-year term of the award. Refer to Note 22 – Acquisitions for more information.

In the three months ended September 30, 2015 and 2014, we granted 4,923 and 856 cash-settled restricted stock units, respectively, under the 2012 Plan. These restricted stock units are accounted for as liability awards and are recorded at the fair value at the end of the reporting period in accordance with their vesting schedules. During the three months ended September 30, 2015 and 2014, 869 and 1,150 of these restricted stock units were settled, respectively. At September 30, 2015, 6,392 cash-settled restricted stock units were outstanding.

A summary of equity classified restricted stock unit activity as of September 30, 2015 and changes during the three months ended September 30, 2015 is presented below:

Restricted Stock Units
Nonvested at June 30, 2015	1,293,034
Granted	679,876
Vested	(409,386)
Forfeited	(45,655)

Nonvested at September 30, 2015	1,517,869

At September 30, 2015, the aggregate intrinsic value of equity-classified restricted stock units was $145.7 million and there was $102.8 million of total unrecognized compensation cost related to equity classified restricted stock unit compensation arrangements. The weighted average recognition period was 2.1 years.

Stock Appreciation Rights

A summary of cash-settled stock appreciation rights as of September 30, 2015 and changes during the three months ended September 30, 2015 is presented below:

Stock Appreciation Rights
Non-vested at June 30, 2015	6,794
Granted	1,709
Vested	(4,161)
Forfeited	0

Non-vested at September 30, 2015	4,342

Exercisable	6,064

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

Foreign Exchange Risk Management

We use foreign exchange contracts to hedge the price risk associated with foreign denominated forecasted purchases of materials used in our manufacturing process and to manage currency risk associated with operating costs in certain operating units, including foreign currency denominated intercompany loans and other foreign currency denominated assets. These contracts generally mature in the next three years. The majority of these contracts are designated as cash flow hedges.

At September 30, 2015 and June 30, 2015, we had outstanding foreign exchange contracts, primarily forward contracts, which are summarized below:

	September 30, 2015		June 30, 2015
	Gross Notional Value	Fair Value Asset/ (Liability)(1)	Gross Notional Value	Fair Value Asset/ (Liability)(1)
Currency Hedged (Buy/Sell):
U.S. Dollar/Euro	$1,889,735	$196,781	$1,479,685	$208,532
Indian Rupee/U.S. Dollar	222,425	(3,185)	205,150	(935)
Euro/U.S. Dollar	153,944	(4,232)	153,549	(15,994)
JPY/Euro	24,025	393	0	0
CNY/U.S. Dollar	41,300	20	0	0
Russian Rubles/U.S. Dollar	3,619	25	0	0
Swiss Franc/Euro	30,829	2,864	32,050	4,262
U.S. Dollar/Brazilian Real	18,246	1,123	6,148	318
Euro/Russian Rubles	5,047	36	5,963	(865)
U.S. Dollar/Russian Rubles	8,000	(61)	1,613	24

Total	$2,397,170	$193,764	$1,884,158	$195,342

(1)	Represents the net receivable/(payable) included in our Condensed Consolidated Balance Sheets within Other current assets, Other assets, Accrued liabilities and Other non-current liabilities, as applicable.

Cash Flow Hedges

We designate a portion of our foreign exchange contracts as cash flow hedges of foreign currency denominated purchases. As of September 30, 2015 and June 30, 2015, we had $2,050.1 million and $1,577.8 million of forward contracts maturing through September 2018 and June 2018, respectively. These contracts are recorded at fair value in the accompanying Condensed Consolidated Balance Sheets. The changes in fair value for these contracts are calculated on a forward-to-forward rate basis. These changes in fair value are reported in AOCI and are reclassified to either Cost of sales or Selling, general and administrative expenses (“SG&A”), depending on the nature of the underlying asset or liability that is being hedged, in our Condensed Consolidated Statements of Income, in the period or periods during which the underlying transaction occurs.

Changes in the fair value of the derivatives are highly effective in offsetting changes in the cash flows of the hedged items because the amounts and the maturities of the derivatives approximate those of the forecasted exposures. Any ineffective portion of the derivative is recognized in the current period in our Condensed Consolidated Statements of Income, in the same line item in which the foreign currency gain or loss on the underlying hedged transaction was recorded. We recognized $0.0 million and $2.0 million of ineffectiveness in our Condensed Consolidated Statement of Income in the three months ended September 30, 2015 and 2014, respectively. At September 30, 2015 and June 30, 2015, the fair values of these contracts were net assets of $179.3 million and $191.9 million, respectively. The amount associated with these hedges that is expected to be reclassified from AOCI to earnings within the next 12 months is a gain of $81.9 million.

Economic Hedges

When hedge accounting is not applied to derivative contracts, or after former cash flow hedges have been de-designated as balance sheet hedges, we recognize the gain or loss on the associated contracts directly in current period earnings in our Condensed Consolidated Statements of Income as either Foreign exchange (gains) losses, net or Cost of sales according to the underlying exposure. As of September 30, 2015 and June 30, 2015, we had $347.1 million and $306.4 million, respectively, of forward contracts maturing through October 2017 in various currencies to hedge foreign currency denominated intercompany loans and other foreign currency denominated assets. At September 30, 2015 and June 30, 2015, the fair values of these contracts were net assets of $14.5 million and $3.5 million, respectively. Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans and other foreign denominated assets in Foreign exchange (gains) losses, net in our Condensed Consolidated Statements of Income.

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

The following tables provide a summary of the fair value amounts of our derivative instruments as of September 30, 2015 and June 30, 2015:

	Balance Sheet Location	Fair Value
Derivatives Designated as Cash Flow Hedges, Gross:		September 30, 2015	June 30, 2015
Other assets:
Foreign exchange contracts	Other current assets	$69,590	$73,082
Foreign exchange contracts	Other assets	114,673	121,496

Total assets		184,263	194,578
Other liabilities:
Foreign exchange contracts	Accrued liabilities	$1,997	$1,034
Foreign exchange contracts	Other non-current liabilities	2,999	1,654

Total liabilities		4,996	2,688

Net asset for derivatives designated as hedging instruments		179,267	191,890

Derivatives Designated as Economic Hedges, Gross:
Other assets:
Foreign exchange contracts	Other current assets	18,911	20,226
Foreign exchange contracts	Other assets	0	85

Total assets		18,911	20,311
Other liabilities:
Foreign exchange contracts	Accrued liabilities	2,632	13,288
Foreign exchange contracts	Other non-current liabilities	1,782	3,571

Total liabilities		4,414	16,859

Net asset for economic hedges:		14,497	3,452

Total net derivative asset		$193,764	$195,342

Derivative Activity:

The following tables show derivative activity for derivatives designated as cash flow hedges for the three months ended September 30, 2015 and 2014:

Derivative	Location of Derivative Gain/(Loss) Recognized in Income	Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion)		Gain/(Loss) from Amounts Excluded from Effectiveness Testing
		Three Months Ended September 30,
		2015	2014	2015	2014	2015	2014
Foreign exchange contracts	Cost of sales	$22,257	$(803)	$(28)	$2,042	$0	$0
Foreign exchange contracts	SG&A	0	53	0	0	0	0
Foreign exchange contracts	Foreign exchange losses, net	0	0	0	0	2	(4)
Interest rate lock	Interest expense, net	5	0	0	0	0	0

Total cash flow hedges		$22,262	$(750)	$(28)	$2,042	$2	$(4)

Derivative	Gain/(Loss) Recognized in AOCI (Effective Portion)
	Three Months Ended September 30,
	2015	2014
Foreign exchange contracts	$9,981	$107,431

Total cash flow hedges	$9,981	$107,431

The following table summarizes gains and losses from our derivative instruments that are not designated as hedging instruments for the three months ended September 30, 2015 and 2014:

		Three Months Ended September 30,
Derivative	Location of Derivative Gain/(Loss)	2015	2014
Foreign exchange contracts—forwards	Cost of sales	$884	$8,337
Foreign exchange contracts—forwards	Foreign exchange gains, net	(516)	(16,636)

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

The following table provides the fair value hierarchy for assets and liabilities measured on a recurring basis.

	Fair Value at September 30, 2015			Fair Value at June 30, 2015
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets/(Liabilities)
Available-for-sale securities	$52,507	$0	$0	$54,947	$0	$0
Foreign exchange contracts	0	193,764	0	0	195,342	0
Pension assets	3,578	0	0	3,572	0	0
Contingent consideration	0	0	(51,130)	0	0	(56,296)

Net asset/(liability)	$56,085	$193,764	$(51,130)	$58,519	$195,342	$(56,296)

	Total Gains (Losses) for the Three Months Ended September 30,
Description of Liability	2015	2014
Contingent Consideration	$(457)	$(866)

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

Contingent Consideration: A portion of our contingent consideration is associated with an earn-out related to the acquisition of STC. We use a discounted cash flow approach (a form of the income approach) in determining the fair value of the contingent consideration. The principal inputs to the approach include our expectations of STC’s calendar year 2015 revenue and a discount rate that begins with our weighted average cost of capital and adjusts for the risks associated with the underlying STC calendar year 2015 revenue, the functional form of the payout and our credit risk associated with making the payment. During the three months ended September 30, 2015, we reassessed our expectations of STC’s calendar year 2015 revenue and confirmed our estimate of the $25.8 million contingent consideration liability which includes approximately $0.5 million of accretion recorded during the three months ended September 30, 2015, to increase this liability.

A portion of our contingent consideration is associated with a $10.0 million earn-out related to the acquisition of Southern Vision Systems, Inc. (“SVSI”). We determined the fair value of the contingent consideration based on our expectations of SVSI’s contribution margin related to the sale of certain products through June 30, 2018. During the three months ended September 30, 2015, we reassessed our expectations of the SVSI contribution margin outcome and confirmed our estimate of the $0.0 million contingent consideration liability.

A portion of our contingent consideration is associated with a $30.0 million earn-out related to the acquisition of Redbend. We use a discounted cash flow approach (a form of the income approach) in determining the fair value of the contingent consideration. The principal inputs to the approach include our expectations of the achievement of Redbend’s cumulative bookings target for awarded business from January 1, 2015 through December 31, 2016 and a discount rate that begins with our weighted average cost of capital and adjusts for the risks associated with the underlying cumulative bookings target for awarded business outcome, the functional form of the payout and our credit risk associated with making the payment. During the three months ended September 30, 2015, we reassessed our expectations of Redbend’s cumulative bookings target and confirmed our estimate of the $16.7 million contingent consideration liability.

A portion of our contingent consideration is associated with an earn-out related to our acquisition of substantially all of the assets of Verto Medical Solutions LLC d/b/a/ yurbuds (“yurbuds”). We use a discounted cash flow approach (a form of the income approach) in determining the fair value of the contingent consideration. The principal inputs to the approach include our expectations of yurbuds’ gross profit through June 30, 2017 and a discount rate that begins with our weighted average cost of capital and adjusts for the risks associated with the underlying yurbuds gross profit outcome, the functional form of the payout and our credit risk associated with making the payment. During the three months ended September 30, 2015, we reassessed our expectations of yurbuds’ gross profit outcome and confirmed our estimate of the $6.8 million contingent consideration liability.

A portion of our contingent consideration is associated with an earn-out related to the acquisition of IPSG/VFX. We determined the fair value of the contingent consideration based on our expectations of IPSG/VFX’s gross profit related to the sale of certain specified products through June 30, 2017. During the three months ended September 30, 2015, we reassessed our expectations of IPSG/VFX’s gross profit outcome and revised our estimate of the contingent consideration liability to decrease it to $0.0 million from the previously recorded balance of $5.8 million. This reduction was adjusted to goodwill in the opening balance sheet.

A portion of our contingent consideration is associated with an earn-out related to our acquisition of Duran Audio BV (“Duran”). We use a probability-weighted discounted cash flow approach (a form of the income approach) in determining the fair value of the contingent consideration. The principal inputs to the approach include our expectations of Duran’s gross profit related to the sale of certain specified products through June 30, 2020 and a discount rate that begins with our weighted average cost of capital and adjusts for the risks associated with the underlying Duran gross profit outcome, the functional form of the payout and our credit risk associated with making the payment. During the three months ended September 30, 2015, we reassessed our expectations of Duran’s gross profit outcome and confirmed our estimate of the $1.9 million contingent consideration liability. During the three months ended September 30, 2015 and 2014, we made a payment of approximately $0.3 million and $0.0 million for the fiscal year 2015 and 2014 results, respectively.

Given the use of significant inputs that are not observable in the market, our contingent consideration is classified within Level 3 of the fair value hierarchy. Refer to Note 22—Acquisitions for more information.

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

The following table provides the carrying value for assets and liabilities measured on a non-recurring basis, all of which are measured under Level 3 of the fair value hierarchy, and the losses recorded during the periods presented. There were no gains or losses recognized in the three months ended September 30, 2015 and 2014.

Description of Assets	September 30, 2015	June 30, 2015
Equity method investments	$1,175	$2,871
Goodwill	1,348,761	1,287,180
Long-lived assets	1,089,217	1,222,088

Total	$2,439,153	$2,512,139

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

Note 15 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of the following:

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
	Pre-Tax	Net of Tax	Pre-Tax	Net of Tax
Foreign currency translation losses	$(33,342)	$(33,342)	$(81,415)	$(81,415)

Changes in hedging derivatives:
Reclassifications from AOCI into income (effective portion) (1)	(22,257)	(17,293)	803	607
Reclassifications from AOCI into income (effective portion) (2)	(0)	(0)	(53)	(39)
Reclassifications from AOCI into income (effective portion) (3)	(5)	(4)	(0)	(0)
Gains recognized in AOCI (effective portion)	9,981	7,755	107,431	81,297
Other (losses) gains	(54)	(41)	0	(1)

Unrealized (losses) gains on hedging derivatives	(12,335)	(9,583)	108,181	81,864
Pension liability adjustment:
Amortization of prior service cost (4)	247	152	243	170
Amortization of net loss (4)	1,315	812	948	664
Expected return on plan assets (4)	(31)	(19)	(66)	(46)
Other (losses) gains(5)	(2,637)	(1,628)	915	189

Pension liability adjustment	(1,106)	(683)	2,040	977
Unrealized (losses) gains on available-for-sale securities	(134)	(85)	60	39

Other comprehensive (loss) income	(46,917)	(43,693)	28,866	1,465
Other comprehensive income attributable to noncontrolling interest	0	0	4	4

Other comprehensive (loss) income attributable to Harman International Industries, Incorporated	$(46,917)	$(43,693)	$28,862	$1,461

(1)	Reclassified to Cost of sales in our Condensed Consolidated Statements of Income. Refer to Note 13 – Derivatives for more information.

(2)	Reclassified to SG&A in our Condensed Consolidated Statements of Income. Refer to Note 13 – Derivatives for more information.
(3)	Reclassified to Interest expense, net in our Condensed Consolidated Statements of Income. Refer to Note 13 – Derivatives for more information.
(4)	Reclassified to SG&A in our Condensed Consolidated Statements of Income. Refer to Note 17 – Retirement Benefits for more information.
(5)	Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits included in AOCI.

AOCI: At September 30, 2015 and June 30, 2015 AOCI consisted of the following:

Income/(Loss):	September 30, 2015	June 30, 2015
Cumulative translation adjustment	$(128,400)	$(95,058)
Pension liability adjustment	(45,077)	(44,394)
Unrealized gains (losses) on hedging derivatives	140,797	150,380
Unrealized gains on available-for-sale securities	421	506

Total AOCI	$(32,259)	$11,434

At September 30, 2015, we had approximately $8.7 million and $43.8 million of investments included in Other current assets and Non-current assets, respectively, in our Condensed Consolidated Balance Sheets that have been classified as available-for-sale securities. At June 30, 2015, we had approximately $2.7 million and $52.2 million of investments included in Other current assets and Non-current assets, respectively, in our Condensed Consolidated Balance Sheets that have been classified as available-for-sale securities. These securities are recorded at fair value with realized gains and losses recorded in income and unrealized gains and losses recorded in AOCI, net of taxes.

Note 16 – Restructuring Program

Our restructuring program that is designed to improve our global footprint, cost structure, technology portfolio, human resources and internal processes continues. For the three months ended September 30, 2015 and 2014, we continued to refine existing programs and launched significant new programs focused on achieving further productivity improvements to: (i) optimize certain research and development, supply chain and administrative functions; (ii) outsource certain manufacturing capabilities; (iii) divest or sublease facilities no longer needed to support current operations; and (iv) relocate certain functions to best cost countries.

A summary and components of our restructuring initiatives are presented below and include accruals for new programs as well as revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Severance Related Costs	Facility Closure and Other Related Costs	Asset Impairments(1)	Total
Liability, June 30, 2015	$60,789	$4,590	$0	$65,379
Expense (2)	(976)	150	2,024	1,198
Accumulated depreciation offset	0	0	(2,024)	(2,024)
Payments	(10,384)	(649)	0	(11,033)
Foreign currency translation	129	2	0	131

Liability, September 30, 2015	$49,558	$4,093	$0	$53,651

Liability, June 30, 2014	$54,157	$30,262	$0	$84,419
Expense (2)	5,093	439	1,394	6,926
Accumulated depreciation offset	0	0	(1,394)	(1,394)
Payments	(3,834)	(1,010)	0	(4,844)
Foreign currency translation	(3,879)	(1,772)	0	(5,651)

Liability, September 30, 2014	$51,537	$27,919	$0	$79,456

(1)	Credits related to restructuring charges for accelerated depreciation and inventory provisions are recorded against the related assets in Property, plant and equipment, net or Inventories in our Condensed Consolidated Balance Sheets and do not impact the restructuring liability.

(2)	Restructuring expenses noted above are primarily in SG&A in our Condensed Consolidated Statements of Income. Asset impairments which consist of accelerated depreciation and inventory provisions are primarily in Cost of sales in our Condensed Consolidated Statements of Income.

Restructuring liabilities are recorded in Accrued liabilities and Other non-current liabilities in our Condensed Consolidated Balance Sheets.

Restructuring expenses by reporting business segment are presented below:

	Three Months Ended September 30,
	2015	2014
Connected Car	$(795)	$(10)
Lifestyle Audio	315	1,815
Professional Solutions	(346)	3,727
Connected Services	0	0
Other	0	0

Total	(826)	5,532
Asset impairments	2,024	1,394

Total	$1,198	$6,926

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

The SERP is an unfunded plan for tax purposes and under the Employee Retirement Income Security Act of 1974 (“ERISA”) all obligations arising under the SERP are payable from our general assets. To assist in the funding of the benefits under the SERP, we maintain assets in an irrevocable trust whereby the use of these assets is restricted to funding our future benefit obligations under the SERP. These assets are not plan assets of the SERP, therefore, in the event of bankruptcy, the assets become unrestricted and the SERP would become a general creditor of our company. The assets and liabilities, and earnings and expenses, of the irrevocable trust are consolidated in our condensed consolidated financial statements. As of September 30, 2015 and June 30, 2015, there were $90.3 million and $98.4 million, respectively, of total assets included in the irrevocable trust of which $0.1 million and $6.1 million, respectively, consisted of Cash and cash equivalents, $40.2 million and $40.0 million, respectively, consisted of the cash surrender value of life insurance policies and $50.0 million and $52.3 million, respectively, consisted of equity and fixed income mutual funds, which are classified as available-for-sale securities.

The following table presents the components of net periodic benefit cost for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015	2014
Service cost	$1,434	$1,023
Interest cost	1,727	1,724
Expected return on plan assets	(31)	(66)
Amortization of prior service cost	247	243
Amortization of net loss	1,315	948
Curtailments and Settlements	(92)	105

Net periodic benefit cost	$4,600	$3,977

During the three months ended September 30, 2015 and 2014, we made contributions of $2.4 million and $2.6 million, respectively, to the defined benefit pension plans which were paid to participants. We expect to make approximately $7.5 million in contributions for the remainder of the fiscal year ending June 30, 2016.

Note 18 – Business Segment Data

Effective July 1, 2015, we revised our business segments in order to better align them with our strategic approach to the markets and customers we serve. Prior period segment amounts throughout the condensed consolidated financial statements have been reclassified to the new segment structure. The reclassification of historical business segment information had no impact on our basic financial statements.

The accounting principles applied at the operating segment level in determining income (loss) from operations are the same as those applied at the consolidated financial statement level. Goodwill was allocated to our segments based on the relative fair value of the components of our reporting units that were affected by our change in segments. Refer to Note 8 – Goodwill and Intangible Assets, Net for more information.

We design and engineer connected products and solutions, including audio, visual and infotainment systems, enterprise automation solutions and software services for consumers, automakers, and enterprises worldwide. Our chief operating decision maker evaluates performance and allocates resources based on net sales, operating income and working capital in each of the operating segments which are also our reporting segments.

Connected Car

Our Connected Car segment designs, manufactures and markets infotainment systems for vehicle applications to be installed primarily as original equipment by automotive manufacturers. Our premium scalable infotainment platforms deliver enhanced and connected capabilities to the car, including intelligent high-performance navigation with embedded solutions for wireless upgradeability, multimedia, premium entertainment, on-board and off-board connectivity and active safety systems. Our new intelligent connected navigation system enables a new generation of driver usability and feature functionality, including navigation solutions with over-the-air updates offering drivers better route instructions, more accurate and up-to-date navigation data and integrated features for a safer and more intuitive experience.

Lifestyle Audio

Our Lifestyle Audio segment designs, manufactures and markets car audio systems for vehicle applications to be installed primarily as original equipment by automotive manufacturers, as well as a wide range of mid-to high-end loudspeaker and electronics for home, multimedia and mobile applications. We believe that we continue to redefine audio excellence for the home, the car and on-the-go listening. Our Lifestyle Audio products are marketed worldwide under renowned brand names including AKG®, Harman/Kardon®, Infinity®, JBL®, JBL Professional®, Lexicon®, Mark Levinson® and Revel®.

Professional Solutions

Our Professional Solutions segment designs, manufactures and markets an extensive range of audio, lighting, video and control and automation solutions for commercial, enterprise and public space applications, including concert halls, stadiums, airports, conference centers, educational institutions, command centers and houses of worship. We design products for recording, broadcast, cinema and music reproduction applications such as loudspeakers, power amplifiers, digital signal processors, microphones, headphones, mixing consoles, lighting, video and control and automation solutions equipment. We also provide high-quality products to the sound reinforcement, music instrument support and broadcast and recording segments of the professional audio market. Our Professional Solutions segment products are marketed globally under a number of brand names including AKG, AMX®, Crown®, JBL Professional, Lexicon, Martin®, Soundcraft® and Studer®.

Connected Services

Our Connected Services segment includes the operating results of STC, Redbend, and our automotive services businesses. Our Connected Services segment creates innovative software solutions that integrate design, mobility, cloud and analytics and brings the benefits of the connected world to the automotive, retail, mobile, healthcare, media and consumer electronics markets. Our Connected Services segment offers services and solutions in order to help customers understand and visualize their data so they can make faster and more informed decisions, cloud-enable their businesses, support technical agility and exploit omni-channel strategies.

Other

Other includes compensation, benefits and occupancy costs for corporate employees, net of reporting segment allocations, expenses associated with new technology innovation and our corporate brand identity campaign.

The following table reports Net sales and Operating income (loss) by each reporting segment for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015	2014
Net sales:
Connected Car	$755,483	$700,116
Lifestyle Audio	462,282	406,476
Professional Solutions	247,106	254,437
Connected Services	173,701	67,649
Other	39	244
Eliminations	(7,723)	0

Total	$1,630,888	$1,428,922

Operating income (loss):
Connected Car	$87,219	$72,647
Lifestyle Audio	47,693	49,073
Professional Solutions	25,685	23,265
Connected Services	5,191	5,599
Other	(34,321)	(34,801)

Total	$131,467	$115,783

	Three Months Ended September 30, 2015
	Net Sales	Eliminations **	Third Party Sales
Net sales:
Connected Car	$755,483	$0	$755,483
Lifestyle Audio	462,282	(530)	461,752
Professional Solutions	247,106	(773)	246,333
Connected Services	173,701	(6,420)	167,281
Other	39	0	39
Eliminations **	(7,723)	7,723	0

Total	$1,630,888	$0	$1,630,888

**	Represents elimination of inter-segment activity.

Note 19 – Significant Customers

Presented below are the percentages of net sales to, and net accounts receivables due from, customers who represent ten percent or more of our net sales or net accounts receivable, as follows:

	Net Sales
	Three months Ended		Accounts Receivable, Net
	September 30,		September 30, 2015	June 30, 2015
	2015	2014
BMW	14%	15%	11%	9%
Fiat Chrysler Automobiles	15%	14%	13%	14%
The Volkswagen Group	12%	11%	7%	7%
Other customers	59%	60%	69%	70%

Total	100%	100%	100%	100%

We anticipate that BMW, Fiat Chrysler Automobiles, and the Volkswagen Group will continue to account for a significant portion of our net sales and net accounts receivable for the foreseeable future. Our customers are not obligated to any long-term purchases of our products.

Note 20 – Commitments and Contingencies

At September 30, 2015, we were subject to legal claims and litigation arising in the ordinary course of business, including the matters described below. The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial condition, results of operations or cash flows.

In re Harman International Industries, Inc. Securities Litigation

On October 1, 2007, a purported class action lawsuit was filed by Cheolan Kim (the “Kim Plaintiff”) against Harman and certain of our officers in the United States District Court for the District of Columbia (the “District Court”) seeking compensatory damages and costs on behalf of all persons who purchased our common stock between April 26, 2007 and September 24, 2007 (the “Class Period”). The original complaint alleged claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder.

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

On November 30, 2007, the Boca Raton General Employees’ Pension Plan filed a purported class action lawsuit against Harman and certain of our officers in the District Court seeking compensatory damages and costs on behalf of all persons who purchased our common stock between April 26, 2007 and September 24, 2007. The allegations in the Boca Raton complaint are essentially identical to the allegations in the original Kim complaint, and like the original Kim complaint, the Boca Raton complaint alleges claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.

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

On February 15, 2008, the District Court ordered the consolidation of the Kim action with the Boca Raton action, the administrative closing of the Boca Raton action, and designated the short caption of the consolidated action as In re Harman International Industries, Inc. Securities Litigation, civil action no. 1:07-cv-01757 (RWR). That same day, the District Court appointed the Arkansas Public Retirement System as lead plaintiff (“Lead Plaintiff”) and approved the law firm Cohen, Milstein, Hausfeld and Toll, P.L.L.C. to serve as lead counsel.

On May 2, 2008, Lead Plaintiff filed a consolidated class action complaint (the “Consolidated Complaint”). The Consolidated Complaint, which extended the Class Period through February 5, 2008, contended that Harman and certain of our officers and directors violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, by issuing false and misleading disclosures regarding our financial condition in fiscal year 2007 and fiscal year 2008. In particular, the Consolidated Complaint alleged that the defendants knowingly or recklessly failed to disclose material adverse facts about MyGIG radios, personal navigation devices and our capital expenditures. The Consolidated Complaint alleged that when Harman’s true financial condition became known to the market, the price of our common stock declined significantly, causing losses to the plaintiff class.

On July 3, 2008, the defendants moved to dismiss the Consolidated Complaint in its entirety. Lead Plaintiff opposed the defendants’ motion to dismiss on September 2, 2008, and the defendants filed a reply in further support of their motion to dismiss on October 2, 2008.

On September 5, 2012, the District Court heard oral arguments on the defendants’ motion to dismiss. At the request of the District Court, on September 24, 2012, each side submitted a supplemental briefing on the defendants’ motion to dismiss. On January 17, 2014, the District Court granted a motion to dismiss, without prejudice, in the In re Harman International Industries, Inc. Securities Litigation. The Lead Plaintiff appealed this ruling to the U.S. Court of Appeals for the District of Columbia Circuit (the “Court of Appeals”) and, on June 23, 2015, the District Court’s ruling was reversed and remanded for further proceedings. On July 23, 2015, the defendants filed a motion for a rehearing en banc before the Court of Appeals, which was denied on September 4, 2015. The defendants have until November 24, 2015 to file a writ of certiorari seeking review by the U.S. Supreme Court.

Connected Car Supply Arrangements

We have arrangements with our Connected Car customers to provide infotainment products that meet predetermined technical specifications and delivery dates. In the event that we do not satisfy the performance obligations under these arrangements, we may be required to indemnify the customer. We accrue for any loss that we expect to incur under these arrangements when that loss is probable and can be reasonably estimated. For the three months ended September 30, 2015 and 2014, we recognized $3.9 million of gains relating to losses we no longer expect to incur and $4.9 million of costs relating to delayed delivery of product to Connected Car customers, respectively. An inability to meet performance obligations on infotainment platforms to be delivered in future periods could adversely affect our results of operations, cash flows and financial condition in future periods.

Note 21 – Related Party Transactions

Singularity University

In fiscal year 2015, we joined Singularity University’s Innovation Partnership Program, which is an innovation ecosystem for Fortune 500 companies to collaborate in the areas of technology, entrepreneurship, innovation and business strategy. In fiscal year 2015, we also purchased a Corporate Labs Membership from Singularity University (“Singularity”), providing Harman with access to educational programs, facilities and network connections. Payments to Singularity in fiscal year 2015 totaled, in the aggregate, approximately $575,000. Robert Nail, who was appointed as a member of our Board of Directors on September 15, 2015, is an Associate Founder and the Chief Executive Officer of Singularity. He owns approximately 6.6% of the outstanding equity of Singularity and holds a $350,000 convertible note issued by Singularity.

Note 22 – Acquisitions

Southern Vision Systems, Inc.

On June 10, 2015 (the “SVSI Acquisition Date”), Harman Professional, Inc., our wholly-owned subsidiary, acquired all of the issued and outstanding shares of Southern Vision Systems, Inc., a developer, manufacturer and marketer of audio/video over internet protocol products and services, for a total purchase price of $20.0 million, subject to certain adjustments (the “SVSI Adjustments”). On the SVSI Acquisition Date we paid $19.5 million which excludes $2.4 million for certain indemnification holdbacks. These holdbacks will be released within 18 months of the SVSI Acquisition Date if not used. The final SVSI Adjustments were finalized during the three months ended September 30, 2015 and we recorded an increase to the purchase price of approximately $0.1 million. The SVSI Acquisition is also subject to an earn-out of up to $10.0 million to be paid in fiscal years 2017, 2018 and 2019, based upon the achievement of certain contribution margin targets related to the sale of certain products through fiscal year 2018. Our preliminary estimate of the fair value of this contingent consideration liability is zero.

The total cost of the SVSI Acquisition was allocated on a preliminary basis, subject to final allocation, to the assets acquired and liabilities assumed based on their fair values at the SVSI Acquisition Date, as follows:

June 10, 2015
Cash and cash equivalents	$2,134
Accounts receivable	1,510
Inventories	911
Other current assets	50

Current assets	4,605
Property, plant and equipment	177
Goodwill	13,217
Intangibles	8,360

Total assets	26,359

Accounts payable	513
Accrued liabilities	494

Total current liabilities	1,007

Other non-current liabilities	3,351

Total liabilities	4,358

Net assets	$22,001

Based on our preliminary valuation, goodwill and intangibles were recorded in connection with the SVSI Acquisition based on third-party valuations and management’s estimates for those acquired intangible assets. The valuation of the acquired net assets is subject to change as we obtain additional information for our estimates during the measurement period. The primary areas of those purchase price allocations that are not yet finalized relate to identifiable intangible assets and residual goodwill. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. None of the goodwill recognized is deductible for tax purposes. Intangible assets include internally developed software of $7.7 million with an approximate useful life of five years, distributor relationships of $0.6 million with an approximate useful life of approximately two years, and a trade name of $0.1 million with an approximate useful life of one-half year. Expenses of $0.3 million were recognized in connection with this acquisition and are included in SG&A in our Condensed Consolidated Statement of Income for the fiscal year ended June 30, 2015. The operating results of SVSI are included in our condensed consolidated financial statements from the SVSI Acquisition Date within our Professional Solutions segment. Pro forma financial information has not been provided as the SVSI Acquisition is not material to our results of operations.

Bang & Olufsen Automotive Assets

On June 1, 2015 (the “B&O Acquisition Date”), we acquired certain automotive assets and liabilities of B&O, a developer of home audio systems and car audio solutions, including a perpetual exclusive license to use the Bang & Olfusen® and B&O Play® trademarks, for a total purchase price of €150.8 million (the “B&O Preliminary Purchase Price”) or approximately $165.7 million (the “B&O Acquisition”), subject to a final purchase price adjustment (the “B&O Adjustment”). On the B&O Acquisition Date, we paid the B&O Preliminary Purchase Price, of which €12.5 million was placed in escrow for certain indemnification matters, which will be released within 15 months of the B&O Acquisition Date if not used. The final B&O Adjustment was finalized during the three months ended September 30, 2015 and we recorded a decrease to the purchase price of approximately €0.5 million or $0.5 million.

The total cost of the B&O Acquisition was allocated on a preliminary basis, subject to final allocation, to the assets acquired and liabilities assumed based on their fair values at the B&O Acquisition Date, as follows:

June 1, 2015
Accounts receivable	$9,338
Inventories	5,699
Other current assets	1,562

Current assets	16,599
Property, plant and equipment	7,065
Goodwill	12,769
Intangibles	129,700

Total assets	166,133

Accrued liabilities	960

Total current liabilities	960

Total liabilities	960

Net assets	$165,173

Based on our preliminary valuation, goodwill and intangibles were recorded in connection with the B&O Acquisition based on third-party valuations and management’s estimates for those acquired intangible assets. The valuation of the acquired net assets is subject to change as we obtain additional information for our estimates during the measurement period. The primary areas of those purchase price allocations that are not yet finalized relate to identifiable intangible assets and residual goodwill. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Of the $12.8 million of goodwill recognized, all is deductible for tax purposes. The Intangible assets balance relates to a customer relationship asset of $129.7 million with an approximate useful life of seven years. Expenses of $0.8 million were recognized in connection with this acquisition and are included in SG&A in our Condensed Consolidated Statement of Income for the fiscal year ended June 30, 2015. The operating results of B&O are included in our condensed consolidated financial statements from the B&O Acquisition Date within our Lifestyle Audio segment. Pro forma financial information has not been provided as the B&O Acquisition is not material to our results of operations.

Symphony Teleca Corporation

On April 8, 2015 (the “STC Acquisition Date”), we acquired all of the outstanding shares of STC (the “STC Acquisition”), a global software services company, that provides software, engineering and integration services, for an estimated total base purchase price of $720.8 million (the “STC Purchase Price”), of which $491.5 million was paid at closing, consisting of $299.7 million in cash and $191.8 million in shares of our common stock. Approximately $115.6 million of third-party debt was assumed and paid off at closing and we also acquired $61.9 million of cash of which $14.8 million is restricted related to the acquisition of the remaining portion of a noncontrolling interest that we do not currently own. The remainder of the STC Purchase Price of $229.3 million was recorded within Accrued Liabilities in our Condensed Consolidated Balance Sheets.

The STC Acquisition is also subject to an earn-out which will be based upon STC’s calendar year 2015 revenue. Our preliminary estimate of the fair value of this contingent consideration liability was $24.9 million, and is recorded within Accrued Liabilities in our Condensed Consolidated Balance Sheets. The remainder of the STC Purchase Price, including any additional earn-outs (the “Additional Payments”), will be paid in cash in the third quarter of fiscal year 2016. Certain escrow and holdback amounts will be withheld from these Additional Payments for certain indemnification matters. The STC Acquisition is subject to a final base purchase price adjustment (the “Final Base Purchase Price Adjustment”) comprised of both a net debt and net working capital component. Our preliminary calculation of this adjustment is zero.

There were 1,410,161 shares of our common stock issued which were valued at $136.00 per share based upon the closing price of our common stock on the STC Acquisition Date.

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

The total cost of the STC Acquisition was allocated, on a preliminary basis, subject to final allocation, to the assets acquired and liabilities assumed based on their fair values at the STC Acquisition Date, as follows:

April 8, 2015
Cash and cash equivalents	$47,023
Accounts receivable	51,553
Other current assets	74,095

Current assets	172,671
Property, plant and equipment	24,954
Goodwill	602,466
Intangibles	202,900
Other assets	33,479

Total assets	1,036,470

Short-term debt	13,417
Accounts payable	4,469
Accrued liabilities	47,437

Total current liabilities	65,323
Long-term debt	120,847
Other non-current liabilities	87,166

Total liabilities	273,336
Non-controlling interest	17,461
Total liabilities and equity	290,797

Net assets	$745,673

Based on our preliminary valuation, goodwill and intangibles were recorded in connection with the STC Acquisition based on third-party valuations and management’s estimates for those acquired intangible assets. The valuation of the acquired net assets is subject to change as we obtain additional information for our estimates during the measurement period. The primary areas of those purchase price allocations that are not yet finalized relate to identifiable intangible assets and residual goodwill. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Of the $602.5 million of goodwill recognized, none is deductible for tax purposes. Intangible assets include customer relationships of $183.1 million with approximate useful lives ranging from 11 to 12 years, trade name of $14.6 million with an approximate useful life of 9 months, technology of $4.2 million with an approximate useful life of three years, and a covenant not-to-compete of $1.0 million with an approximate useful life of four years. We revalued deferred revenue to fair value based on the remaining post-acquisition service obligation. This adjustment was $0.5 million and represented the value of services already rendered for which no future obligation to provide services remains. Expenses of $13.8 million were recognized in connection with this acquisition and are included in SG&A in our Condensed Consolidated Statements of Income for the fiscal year ended June 30, 2015. The operating results of STC are included in our Connected Services segment. Pro forma financial information has not been provided as the STC Acquisition is not material to our results of operations.

Red Bend Ltd.

On February 26, 2015 (the “Redbend Acquisition Date”), Harman Becker Automotive Systems Manufacturing Kft, our indirect wholly-owned subsidiary, acquired all of the outstanding shares of Redbend, a provider of software management technology for connected devices, over-the-air software and firmware upgrading services, in a cash and stock transaction valued at approximately $195.3 million (the “Redbend Acquisition”), of which $71.0 million was paid in cash and $124.3 million was paid in shares of our common stock (the “Redbend Purchase Price”), subject to certain adjustments (the Post-Closing Adjustment”). Approximately $5.6 million of third party debt was assumed and paid off at closing. The Redbend Acquisition is also subject to an earn-out of up to $30.0 million to be paid in the third quarter of fiscal year 2017, based upon the achievement of Redbend’s cumulative bookings target for awarded business from January 1, 2015 through December 31, 2016. Our preliminary estimate of the fair value of this contingent consideration liability is $16.7 million. Our final calculation of the Post-Closing Adjustment was $0.4 million, which was paid during the fiscal year ended June 30, 2015. Approximately $16.0 million of the Redbend Purchase Price was placed in escrow for certain indemnification matters which will be released within 18 months of the Redbend Acquisition Date if not used. In addition, $1.0 million was placed in an escrow to be used for the Post-Closing Adjustment, which was released in connection with our payment of the Post-Closing Adjustment. There were 897,424 shares of our common stock transferred, of which 839,287 shares were reissued from treasury shares and 58,137 shares were issued out of the 2012 Plan reserve, which were valued at $137.78 per share based upon the closing price of our common stock on the Redbend Acquisition Date.

Certain unvested stock options held by Redbend employees were cancelled and exchanged for unvested restricted stock units of our common stock. We determined that approximately $0.6 million of the fair value of these awards issued were associated with pre-acquisition services and accordingly is included as part of the Redbend Purchase Price. Approximately $1.9 million of the fair value of these awards issued is associated with post-acquisition services and will be recorded as compensation expense over the remaining vesting period of these awards.

The total cost of the Redbend Acquisition was allocated on a preliminary basis, subject to final allocation, to the assets acquired and liabilities assumed based on their fair values at the Redbend Acquisition Date, as follows:

February 26, 2015
Cash and cash equivalents	$2,401
Accounts receivable	2,007
Other current assets	1,245

Current assets	5,653
Property, plant and equipment	1,261
Goodwill	187,131
Intangibles	50,300
Other assets	4,934

Total assets	249,279

Accounts payable	833
Short-term debt	1,715
Accrued liabilities	15,827

Total current liabilities	18,375
Other non-current liabilities	18,877

Total liabilities	37,252

Net assets	$212,027

Based on our preliminary valuation, goodwill and intangibles were recorded in connection with the Redbend Acquisition based on third-party valuations and management’s estimates for those acquired intangible assets. The valuation of the acquired net assets is subject to change as we obtain additional information for our estimates during the measurement period. The primary areas of the purchase price allocations that are not yet finalized relate to identifiable intangible assets and residual goodwill. Goodwill was calculated as the excess of the Redbend Purchase Price over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Of the $187.1 million of goodwill recognized, none is deductible for tax purposes. Intangible assets include technology of $46.0 million with an approximate useful life of seven years, customer relationships of $4.0 million with an approximate useful life of five years and trade names of $0.3 million with an approximate useful life of ten months. As part of our purchase price allocation, we revalued existing deferred revenue to fair value based on the remaining post-acquisition service obligation. The total revaluation adjustment was $4.0 million and represented the value of services already rendered for which no future obligation to provide services remains. The operating results of Redbend are included in our Connected Services segment. Pro forma financial information has not been presented as the Redbend Acquisition is not material to our results of operations.

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

The total cost of the S1nn Acquisition was allocated to the assets acquired and liabilities assumed based on their fair values at the S1nn Acquisition Date, as follows:

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

Based on our valuation, goodwill and intangibles were recorded in connection with the S1nn Acquisition based on third-party valuations and management’s estimates for those acquired intangible assets. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Of the $20.3 million of goodwill recognized, $20.1 million is deductible for tax purposes. Intangible assets include internally developed software of $18.3 million with an approximate useful life of seven years, customer relationships of $6.9 million with an approximate useful life of nine years, and covenants not-to-compete of $0.7 million with an approximate useful life of three years. Expenses of $0.8 million were recognized in connection with this acquisition and are included in SG&A in our Condensed Consolidated Statement of Income for the fiscal year ended June 30, 2015. The operating results of S1nn are included in our Connected Car and Lifestyle Audio segments. Pro forma financial information has not been provided as the S1nn Acquisition is not material to our results of operations.

I.P.S.G./VFX

On December 30, 2014 (the “IPSG/VFX Acquisition Date”), Harman International Industries Pty. Ltd., our indirect wholly-owned subsidiary, acquired all of the outstanding shares of IPSG/VFX, a developer, manufacturer and distributor of audio products, for an aggregate purchase price of $5.0 million, less certain adjustments determined at the IPSG/VFX Acquisition Date (the “IPSG/VFX Purchase Price”), which was paid in cash on the IPSG/VFX Acquisition Date. The IPSG/VFX Acquisition is subject to cumulative earn-outs of up to $8.0 million payable primarily based on expectations of the gross profit of IPSG/VFX (the “IPSG/VFX Contingent Consideration”). The IPSG/VFX Purchase Price and the IPSG/VFX Contingent Consideration are subject to a holdback of 15 percent payable contingent upon the outcome of certain events within 18 months of the IPSG/VFX Acquisition Date. Our preliminary value of the IPSG/VFX Contingent Consideration liability is zero.

The total cost of the IPSG/VFX Acquisition was allocated on a preliminary basis, subject to final allocation, to the assets acquired and liabilities assumed based on their fair values at the IPSG/VFX Acquisition Date, as follows:

December 30, 2014
Goodwill	$3,640
Intangibles	1,781

Total assets	5,421

Other non-current liabilities	456

Total liabilities	456

Net assets	$4,965

Based on our preliminary valuation, goodwill and intangibles were recorded in connection with the IPSG/VFX Acquisition based on management’s estimates for those acquired intangible assets. The valuation of the acquired net assets is subject to change as we obtain additional information for our estimates during the measurement period. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Of the $3.6 million of goodwill recognized, all is deductible for tax purposes. Intangible assets included a $1.8 million technology asset with an approximate useful life of five years. Expenses of $0.3 million were recognized in connection with this acquisition and are included in SG&A in our Condensed Consolidated Statement of Income for the fiscal year ended June 30, 2015. The operating results of IPSG/VFX are included in our condensed consolidated financial statements within our Professional Solutions segment. Pro forma financial information has not been provided as the IPSG/VFX Acquisition is not material to our results of operations.

Measurement Period Adjustments

During the three months ended September 30, 2015, we recorded certain measurement period adjustments to the provisional values recorded as of June 30, 2015. The adjustments recorded during the three months ended September 30, 2015 and the balance sheet accounts impacted are as follows:

Balance Sheet Account:	Increase / (Decrease)
Other current assets	$(197)
Goodwill	68,500
Intangible assets, net	(117,049)

Total Assets	$(48,746)

Accrued liabilities	$13
Other non-current liabilities	(48,268)
Total shareholders’ equity	(491)

Total Liabilities and Equity	$(48,746)

These adjustments primarily related to updated estimates, which resulted in a decrease in the estimated fair value of the STC customer relationship intangible asset and the related decrease in non-current deferred tax liability, and a reduction in our estimate of the contingent consideration liability recorded for IPSG/VFX.

These adjustments to the provisional amounts resulted in a cumulative reduction of $0.8 million in amortization expense, which was recorded during the three months ended September 30, 2015 and was related to the previous year.

Note 23 – Subsequent Events

Dividend Declaration

On October 29, 2015 we declared a cash dividend of $0.35 per share for the quarter ended September 30, 2015. The quarterly dividend will be paid on November 24, 2015 to each stockholder of record as of the close of business on November 9, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Effective July 1, 2015, we revised our business segments in order to better align them with our strategic approach to the markets and customers we serve. Our former Infotainment segment is now known as Connected Car, our former Lifestyle segment is now known as Lifestyle Audio, our former Professional segment is now known as Professional Solutions and our former Services segment is now known as Connected Services. Our Connected Services segment includes Symphony Teleca Corporation (“STC”), as previously reported, and also now includes Red Bend Ltd. (“Redbend”) and our automotive services businesses. Redbend had previously been included within Other. Our automotive services businesses had previously been included within our Infotainment and Lifestyle segments. Other includes compensation, benefits and occupancy costs for corporate employees, net of reporting segment allocations and expenses associated with new technology innovation and our corporate brand identity campaign.

Prior period segment amounts throughout the condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations have been reclassified to conform to the current segment structure. The reclassification of historical business segment information had no impact on our basic financial statements.

The following discussion should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the fiscal year ended June 30, 2015 (our “2015 Annual Report”). This discussion contains forward-looking statements which are based on our current expectations and experience and our perception of historical trends, current market conditions, including customer acceptance of our new products, current economic data, expected future developments, foreign currency exchange rates, and other factors that we believe are appropriate under the circumstances. These statements involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements. Unless otherwise indicated, “Harman,” “Company,” “we,” “our,” and “us” are used interchangeably to refer to Harman International Industries, Incorporated and its consolidated subsidiaries. All amounts are in thousands unless otherwise indicated.

Executive Overview

We believe that we are a leader in the design and engineering of connected products and solutions for automakers, consumers and enterprises worldwide, including audio, visual and infotainment systems, enterprise automation solutions and software services. We have developed, both internally and through a series of strategic acquisitions, a broad range of product offerings sold under renowned brand names in our principal markets. Our AKG®, AMX®, Crown®, Harman/Kardon®, Infinity®, JBL®, JBL Professional, Lexicon®, Mark Levinson®, Martin®, Revel®, Soundcraft® and Studer® brand names are well known worldwide for premium quality and performance. Our software solutions power mobile devices and systems that are designed to be connected, integrated, personalized and adaptive across all platforms, from work and home, to car and mobile.

We report our business on the basis of four segments. Our Connected Car, Lifestyle Audio, Professional Solutions and Connected Services segments are based on our strategic approach to the markets and customers we serve. Other primarily includes compensation, benefit and occupancy costs for corporate employees, net of allocations and expenses associated with new technology innovation and our corporate brand identity.

We believe that innovation is an important element to gaining market acceptance of our products and strengthening our market position. We have a history of leveraging our continuous technological innovation across all of the markets we serve. We have a well-deserved reputation for delivering premium audio and infotainment solutions across a full spectrum of applications. We believe that our technological innovation, the quality of our products and our reputation for on-time delivery have resulted in Harman being awarded a substantial amount of Connected Car and Lifestyle Audio automotive business. As of June 30, 2015, we have a cumulative estimated $23.0 billion of future awarded Connected Car and Lifestyle Audio automotive business, which represents the estimated future lifetime net sales for all customers. This amount does not represent firm customer orders. We report our awarded business primarily based on award letters from our customers. To validate these awards, we use various assumptions, including global vehicle production forecasts, customer take rates for our products, revisions to product life-cycle estimates and the impact of annual price reductions and exchange rates, among other factors. These assumptions are updated and reported externally on an annual basis. We believe our future awarded automotive business will position us well for follow-on and new business with these existing customers.

Our management uses the amount of our future awarded business for short- and long-term budgeting and forecasting, development of earnings guidance and for planning future corporate investment and other activities, such as capital expenditures and restructuring. Our future awarded business is also an input used to approximate our enterprise value. We believe our investors utilize this information for a number of reasons, including evaluating our future financial performance over time, to model our financial results of operations, to understand the risks inherent in our current operating plan, and as an input to approximate our enterprise value. However, our estimates of future awarded automotive business are forward-looking statements and may not actually be achieved. See the risk factor “We may not realize sales represented by awarded business” in Item 1A “Risk Factors” of Part I of our 2015 Annual Report.

Our products are sold worldwide, with the largest markets located in the United States and Germany. In the United States, our primary manufacturing facilities are located in Kentucky, Indiana and Washington. Outside of the United States, we have manufacturing facilities in Austria, Brazil, China, Denmark, Hungary, India, Germany, Mexico, the Netherlands and the United Kingdom.

Our sales and earnings may vary due to the production schedules and model year changeovers of our automotive customers, the holiday buying season for consumer audio products, customer acceptance of our products, the timing of new product introductions, product offerings by our competitors, fluctuations in the timing of contractual agreements for customer reimbursements for research, development and engineering expenses (“RD&E”) and general economic conditions. Since most of our businesses operate using local currencies, our reported sales and earnings may also fluctuate due to fluctuations in foreign currency exchange rates, especially with respect to the value of the Euro and the U.S. Dollar.

We believe significant opportunities exist to grow our business in all of our business segments in emerging markets such as Brazil, Russia, India and China (“BRIC”). During the three months ended September 30, 2015, sales increased $7.4 million in these emerging markets to $221.7 million, an increase of 3.0 percent over the same period in the prior fiscal year.

We continue to roll out our global marketing campaign featuring some of the world’s most prominent organizations, artists, celebrities and athletes such as the National Basketball Association, Stephen Curry, Quincy Jones, Maroon 5, Linkin Park and Mariano Rivera, in order to increase brand awareness and support growth and market share gains across our entire business.

Critical Accounting Policies

Recently Adopted Accounting Standards

For the three months ended September 30, 2015, there were no significant changes to our critical accounting policies and estimates from those disclosed in the consolidated financial statements and the related notes included in our 2015 Annual Report, except for recently adopted accounting standards disclosed in Note 2 – New Accounting Standards in the Notes to the Condensed Consolidated Financial Statements for the three months ended September 30, 2015.

Recently Issued Accounting Standards

Refer to Note 2 – New Accounting Standards in the Notes to the Condensed Consolidated Financial Statements for a summary of recently issued accounting standards.

Results of Operations

Net Sales

Net sales for the three months ended September 30, 2015 were $1.631 billion compared to $1.429 billion in the same period in the prior year, an increase of 14.1 percent, or 23.5 percent excluding foreign currency translation. Net sales increased in our Connected Car, Lifestyle Audio and Connected Services segments. The increase was primarily due to the expansion of recently launched platforms, stronger automotive production and higher take rates, the impact of our recent acquisitions and new product introductions, partially offset by unfavorable foreign currency translation of $108.2 million. Net sales decreased in our Professional Solutions segment driven by unfavorable foreign currency translation. Refer to Note 2—Acquisitions in the Notes to the Consolidated Financial Statements in our 2015 Annual Report and Note 22—Acquisitions in the Notes to the Condensed Consolidated Financial Statements for more information on our acquisitions.

A summary of our net sales by business segment is presented below:

	Three Months Ended September 30,
	2015	%	2014	%
Net sales:
Connected Car	$755,483	46.3%	$700,116	49.0%
Lifestyle Audio	462,282	28.3%	406,476	28.4%
Professional Solutions	247,106	15.2%	254,437	17.8%
Connected Services	173,701	10.7%	67,649	4.7%
Other	39	0.0%	244	0.1%
Eliminations **	(7,723)	(0.5%)	0	0.0

Total	$1,630,888	100.0%	$1,428,922	100%

**	Represents elimination of inter-segment activity

Connected Car – Net sales for the three months ended September 30, 2015 increased $55.4 million, or 7.9 percent, compared to the same period in the prior year, or 18.5 percent excluding foreign currency translation. The increase in net sales was driven by the expansion of recently launched platforms, and stronger automotive production and higher take rates, partially offset by unfavorable foreign currency translation of $62.8 million.

Lifestyle Audio – Net sales for the three months ended September 30, 2015 increased $55.8 million, or 13.7 percent, compared to the same period in the prior year, or 20.8 percent excluding foreign currency translation. The increase in net sales was driven by the impact of our recent acquisitions of certain automotive assets and liabilities of Bang & Olufsen A/S (“B&O”) and S1nn GmbH & Co. KG (“S1nn”), higher car audio sales as a result of the expansion of recently launched programs, and stronger automotive production and higher take rates in car audio and accelerated sales of new product introductions in the consumer audio business, partially offset by unfavorable foreign currency translation of $23.9 million.

Professional Solutions – Net sales for the three months ended September 30, 2015 decreased $7.3 million, or 2.9 percent, compared to the same period in the prior year, or increased 1.3 percent excluding foreign currency translation. The decrease in net sales was driven by unfavorable foreign currency translation of $10.5 million.

Connected Services – Net sales for the three months ended September 30, 2015 increased $106.1 million, or 156.8 percent, compared to the same period in the prior year, or 207.8 percent excluding foreign currency translation. The increase in net sales was primarily driven by the acquisitions of STC and Redbend, partially offset by unfavorable foreign currency translation of $11.2 million.

Gross Profit

Gross profit as a percentage of net sales increased 0.9 percentage points to 29.9 percent for the three months ended September 30, 2015 compared to 29.0 percent in the same period in the prior year. The increase in overall gross profit as a percentage of net sales was driven by all of our segments. In our Connected Services segment, our gross profit as a percentage of net sales increased due to the acquisitions of STC and Redbend. In our Lifestyle Audio and Connected Car segments, our gross profit as a percentage of net sales increased primarily due to improved leverage of fixed costs over a higher net sales base and productivity initiatives. In our Professional Solutions segment, our gross profit as a percentage of net sales increased primarily due to favorable product mix.

A summary of our gross profit by business segment is presented below:

	Three Months Ended September 30,
	2015	Percentage of Net Sales	2014	Percentage of Net Sales
Gross profit:
Connected Car	$177,813	23.5%	$163,855	23.4%
Lifestyle Audio	150,902	32.6%	130,267	32.0%
Professional Solutions	102,405	41.4%	103,468	40.7%
Connected Services	57,538	33.1%	16,891	25.0%
Other	44	*	151	*
Eliminations **	(1,304)	*	0	*

Total	$487,398	29.9%	$414,632	29.0%

*	Percent not meaningful.
**	Represents elimination of inter-segment activity

Connected Car – Gross profit as a percentage of net sales increased 0.1 percentage points to 23.5 percent for the three months ended September 30, 2015 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was due to improved leverage of fixed costs over a higher net sales base and productivity initiatives.

Lifestyle Audio – Gross profit as a percentage of net sales increased 0.6 percentage points to 32.6 percent for the three months ended September 30, 2015 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was due to improved leverage of fixed costs over a higher net sales base and productivity initiatives.

Professional Solutions – Gross profit as a percentage of net sales increased 0.7 percentage points to 41.4 percent for the three months ended September 30, 2015 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was primarily due to favorable product mix from new product introductions.

Connected Services – Gross profit as a percentage of net sales increased 8.1 percentage points to 33.1 percent for the three months ended September 30, 2015 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was due to the acquisitions of STC and Redbend.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $355.9 million for the three months ended September 30, 2015 compared to $298.8 million in the same period in the prior year, an increase of $57.1 million. As a percentage of net sales, SG&A increased 0.9 percentage points in the three months ended September 30, 2015 compared to the same period in the prior year. The increase in SG&A was primarily in support of increased net sales, the inclusion of our recent acquisitions in the current year SG&A and the related amortization expense, and higher RD&E, partially offset by lower restructuring expenses, lower costs associated with estimated indemnifications related to Connected Car supply arrangements and favorable foreign currency translation of $19.0 million. RD&E increased $17.0 million to $107.9 million, or 6.6 percent of net sales in the three months ended September 30, 2015, compared to $90.9 million, or 6.4 percent of net sales in the same period in the prior year primarily due to higher gross spending to support new product introductions partially offset by higher customer reimbursements and favorable foreign currency translation of $8.0 million.

A summary of SG&A by business segment is presented below:

	Three Months Ended September 30,
	2015	Percentage of Net Sales	2014	Percentage of Net Sales
SG&A:
Connected Car	$90,595	12.0%	$91,209	13.0%
Lifestyle Audio	103,209	22.3%	81,191	20.0%
Professional Solutions	76,719	31.0%	80,203	31.5%
Connected Services	52,347	30.1%	11,292	16.7%
Other	34,365	*	34,951	*
Eliminations **	(1,304)	*	0	*

Total	$355,931	21.8%	$298,846	20.9%

*	Percent not meaningful.
**	Represents elimination of inter-segment activity

Connected Car – SG&A decreased $0.6 million to $90.6 million for the three months ended September 30, 2015 compared to the same period in the prior year. The decrease in SG&A was primarily due to lower costs associated with estimated indemnifications related to Connected Car supply arrangements, lower restructuring expenses, and favorable foreign currency translation of $9.5 million, partially offset by higher RD&E. As a percentage of net sales, SG&A decreased 1.0 percentage point to 12.0 percent for the three months ended September 30, 2015 compared to the same period in the prior year. RD&E increased $2.2 million to $49.3 million, or 6.5 percent of net sales in the three months ended September 30, 2015, compared to $47.1 million, or 6.7 percent of net sales, in the same period in the prior year primarily due to higher gross spending to support new product introductions partially offset by higher customer reimbursements and favorable foreign currency translation of $5.9 million.

Lifestyle Audio – SG&A increased $22.0 million to $103.2 million for the three months ended September 30, 2015 compared to the same period in the prior year. The increase in SG&A was primarily related to higher RD&E to support several new Car Audio programs and the inclusion of our recent acquisition of certain automotive assets of B&O, partially offset by favorable foreign currency translation of $5.0 million. As a percentage of net sales, SG&A increased 2.3 percentage points to 22.3 percent for the three months ended September 30, 2015 compared to the same period in the prior year. RD&E increased $10.0 million to $27.6 million, or 6.0 percent of net sales, in the three months ended September 30, 2015 compared to $17.6 million, or 4.3 percent of net sales in the same period in the prior year due to higher gross spending to support new product introductions and the inclusion of our recent acquisitions partially offset by favorable foreign currency translation of $0.8 million.

Professional Solutions – SG&A decreased $3.5 million to $76.7 million for the three months ended September 30, 2015, compared to the same period in the prior year. The decrease in SG&A was primarily due to lower restructuring expenses and favorable foreign currency translation of $3.0 million, partially offset by higher RD&E. As a percentage of net sales, SG&A decreased 0.5 percentage points to 31.0 percent for the three months ended September 30, 2015 compared to the same period in the prior year. RD&E increased $0.7 million to $17.8 million, or 7.2 percent of net sales, in the three months ended September 30, 2015 compared to $17.1 million, or 6.7 percent of net sales, in the same period in the prior year.

Connected Services – SG&A increased $41.1 million to $52.3 million for the three months ended September 30, 2015 compared to the same period in the prior year primarily due to the acquisitions of STC and Redbend and higher RD&E partially offset by favorable foreign currency translation of $1.3 million. As a percentage of net sales, SG&A increased 13.4 percentage points to 30.1 percent for the three months ended September 30, 2015 compared to the same period in the prior year. RD&E increased $4.3 million to $10.5 million, or 6.0 percent of net sales in the three months ended September 30, 2015 compared to $6.2 million, or 9.1 percent of net sales, in the same period in the prior year primarily due to the acquisition of Redbend partially offset by favorable foreign currency translation of $0.8 million.

Other – Other SG&A includes compensation, benefit and occupancy costs for corporate employees, new technology innovation and expenses associated with our corporate brand identity campaign. Other SG&A decreased $0.6 million to $34.4 million in the three months ended September 30, 2015 compared to the same period in the prior year primarily due to lower stock compensation expenses.

Restructuring

Our restructuring program that is designed to improve our global footprint, cost structure, technology portfolio, human resources and internal processes continues. For the three months ended September 30, 2015 and 2014, we continued to refine existing programs and launched significant new programs focused on achieving further productivity improvements to: (i) optimize certain research and development, supply chain and administrative functions; (ii) outsource certain manufacturing capabilities; (iii) divest or sublease facilities no longer needed to support current operations; and (iv) relocate certain functions to best cost countries.

A summary and components of our restructuring initiatives are presented below and include accruals for new programs as well as revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Severance Related Costs	Facility Closure and Other Related Costs	Asset Impairments(1)	Total
Liability, June 30, 2015	$60,789	$4,590	$0	$65,379
Expense (2)	(976)	150	2,024	1,198
Accumulated depreciation offset	0	0	(2,024)	(2,024)
Payments	(10,384)	(649)	0	(11,033)
Foreign currency translation	129	2	0	131

Liability, September 30, 2015	$49,558	$4,093	$0	$53,651

Liability, June 30, 2014	$54,157	$30,262	$0	$84,419
Expense (2)	5,093	439	1,394	6,926
Accumulated depreciation offset	0	0	(1,394)	(1,394)
Payments	(3,834)	(1,010)	0	(4,844)
Foreign currency translation	(3,879)	(1,772)	0	(5,651)

Liability, September 30, 2014	$51,537	$27,919	$0	$79,456

(1)	Credits related to restructuring charges for accelerated depreciation and inventory provisions are recorded against the related assets in Property, plant and equipment, net or Inventories in our Condensed Consolidated Balance Sheets and do not impact the restructuring liability.
(2)	Restructuring expenses noted above are primarily in SG&A in our Condensed Consolidated Statements of Income. Asset impairments which consist of accelerated depreciation and inventory provisions are primarily in Cost of sales in our Condensed Consolidated Statements of Income.

Restructuring liabilities are recorded in Accrued liabilities and Other non-current liabilities in our Condensed Consolidated Balance Sheets.

Restructuring expenses by reporting business segment are presented below:

	Three Months Ended September 30,
	2015	2014
Connected Car	$(795)	$(10)
Lifestyle Audio	315	1,815
Professional Solutions	(346)	3,727
Connected Services	0	0
Other	0	0

Total	(826)	5,532
Asset impairments	2,024	1,394

Total	$1,198	$6,926

Goodwill

Goodwill was $1.35 billion at September 30, 2015 compared with $1.29 billion at June 30, 2015. The increase in goodwill in the three months ended September 30, 2015 versus June 30, 2015 was primarily associated with the following: increases of $73.1 million and $0.1 million in connection with the acquisitions of STC and Redbend, respectively, and decreases of $4.3 million and $0.4 million in connection with the acquisitions of I.P.S.G International Product Solution Group Pty Ltd. and VFX Systems Pty Ltd. (“IPSG/VFX”) and certain assets and liabilities of B&O, respectively partially offset by unfavorable foreign currency translation of $7.0 million.

As more fully discussed in Note 18 – Business Segment Data and in Note 8 - Goodwill and Intangible Assets, Net in the Notes to the Condensed Consolidated Financial Statements, we revised our segment and reporting unit structure effective July 1, 2015.

The changes in the carrying amount of goodwill by business segment for the three months ended September 30, 2015 were as follows:

	Connected Car	Lifestyle Audio	Professional Solutions	Connected Services	Other	Total
Balance, June 30, 2015	$24,422	$159,088	$387,861	$529,367	$186,442	$1,287,180
Realignment adjustments(1)	(3,673)	(6,738)	0	196,853	(186,442)	0
Balance, June 30, 2015 – adjusted	20,749	152,350	387,861	726,220	0	1,287,180
Acquisitions and adjustments(2)	(0)	(395)	(4,265)	73,196	(0)	68,536
Other adjustments(3)	62	(2,199)	(3,116)	(1,702)	(0)	(6,955)

Balance, September 30, 2015	$20,811	$149,756	$380,480	$797,714	$0	$1,348,761

(1)	The realignment adjustments reallocate our goodwill based on our new reporting structure based on the relative fair value of each reporting unit.
(2)	Refer to Note 22—Acquisitions for more information.
(3)	The other adjustments to goodwill primarily consist of foreign currency translation adjustments.

We did not recognize any goodwill impairment charges in our Condensed Consolidated Statements of Income in the three months ended September 30, 2015 and 2014.

The contingent purchase price associated with the acquisition of innovative Systems GmbH (“IS”) is calculated pursuant to the terms of an agreement between the parties. Certain terms of the agreement are currently subject to a dispute between the parties and the matter has been submitted to arbitration. On November 5, 2013, the arbitration panel issued a partial award on some of the disputed matters covering the period from February 2009 through January 2012 awarding €16.3 million to the IS sellers. We contested the enforcement of the partial award. In July 2014, the partial award was upheld. During the fiscal year ended June 30, 2015, we paid the €16.3 million partial award. Until such time as the other disputed matters are resolved, we cannot calculate the contingent purchase price related to these other disputed matters.

Operating Income

Operating income for the three months ended September 30, 2015 was $131.5 million, or 8.1 percent of net sales, compared to operating income of $115.8 million, or 8.1 percent of net sales, in the same period in the prior year. The increase in operating income was primarily due to the impact of our recent acquisitions, higher leverage of fixed costs based on higher sales volumes, favorable product mix and lower restructuring expenses, partially offset by higher SG&A in support of increased net sales and our recent acquisitions and higher RD&E.

Interest Expense, Net

Interest expense is reported net of interest income in our Condensed Consolidated Statements of Income. Interest expense, net was $8.3 million and $2.7 million for the three months ended September 30, 2015 and 2014, respectively. Gross interest expense was $8.8 million and $3.1 million for the three months ended September 30, 2015 and 2014, respectively. The non-cash portion of gross interest expense was $0.7 million and $0.5 million for the three months ended September 30, 2015 and 2014, respectively. The cash portion of gross interest expense was $8.1 million and $2.6 million in the three months ended September 30, 2015 and 2014, respectively. Interest income was $0.5 million and $0.4 million for the three month periods ended September 30, 2015 and 2014, respectively.

Non-cash interest expense for the three months ended September 30, 2015 relates to the amortization of the debt discount and debt issuance costs on the Euro-denominated 2.000 percent senior notes due 2022 (the “2.000 Percent Senior Notes”) issued on May 27, 2015 and the U.S. Dollar denominated 4.150 percent senior notes due 2025 (the “4.150 Percent Senior Notes”) issued on May 11, 2015 and the amortization of debt issuance costs on the Multi-Currency Credit Agreement entered into on March 26, 2015 by and among Harman, Harman Holding GmbH & Co. KG (“Harman KG”) and a group of banks (the “2015 Credit Agreement”). Non-cash interest expense for the three months ended September 30, 2014 relates to the amortization of debt issuance costs on the Multi-Currency Credit Agreement, dated as of October 10, 2012 entered into by and among Harman, Harman KG and a group of banks (the “2013 Credit Agreement”).

Cash interest expense for the three months ended September 30, 2015 primarily relates to interest on the 2.000 Percent Senior Notes, the 4.150 Percent Senior Notes, the 2015 Credit Agreement and our short-term borrowings. Cash interest expense for the three months ended September 30, 2014 primarily relates to interest on the 2013 Credit Agreement and our short-term borrowings.

Interest income primarily relates to interest earned on our cash and cash equivalents and the variances from year to year are due to fluctuations in those balances and changes in interest rates.

Foreign Exchange Losses, Net

Foreign currency exchange gains and losses resulting from the remeasurement of certain foreign currency denominated monetary assets and liabilities are included in Foreign exchange (gains) losses, net in our Condensed Consolidated Statements of Income.

Miscellaneous, Net

Miscellaneous, net expenses were $4.0 million for the three months ended September 30, 2015 and primarily consisted of bank charges, interest expense related to a disputed claim and accretion of certain acquisition consideration liabilities which are payable in the future. Miscellaneous, net expenses were $2.3 million for the three months ended September 30, 2014 and primarily consisted of bank charges and interest expense related to a disputed claim.

Income Tax Expense, Net

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income. Income tax expense for the three months ended September 30, 2015 and 2014 was $33.5 million and $27.8 million, respectively. The effective tax rate for the three months ended September 30, 2015 and 2014 was 27.7 percent and 25.1 percent, respectively. The change in the effective tax rate for the three months ended September 30, 2015 compared to the same period in the prior year was primarily due to higher income in the U.S. that is taxed at higher rates than our key foreign jurisdictions.

We have net deferred tax assets of $89.8 million primarily consisting of deferred deductions, research and experimentation credits, and foreign tax credits. We have evaluated all available evidence, both positive and negative, and based on the weight of all available evidence we continue to believe that our net deferred tax assets are fairly reflected in our Condensed Consolidated Balance Sheets. If the results of our operations do not meet our current expectations, our net deferred tax assets may become impaired.

As of September 30, 2015 unrecognized tax benefits and the related interest were $58.4 million and $4.1 million, respectively, all but $6.0 million of which would affect the tax rate if recognized. During the three months ended September 30, 2015, no new tax reserves were established, and the related interest on prior year exposures was an increase of $0.1 million.

Financial Condition

Liquidity and Capital Resources

We primarily finance our working capital requirements through cash generated by operations, the 2015 Credit Agreement, and trade credit. Cash and cash equivalents were $402.2 million at September 30, 2015 compared to $649.5 million at June 30, 2015. During the three months ended September 30, 2015, our cash and cash equivalents balance decreased $247.4 million. The decrease in cash was due to net cash utilized in operating activities, capital expenditures, dividends, repurchases of common stock under our board authorized share buyback programs and related to our share-based compensation arrangements and repayments of long-term debt. We also used cash to make investments in our manufacturing facilities, fund product development and meet the working capital needs of our business segments.

We believe that our existing cash and cash equivalents of $402.2 million at September 30, 2015, together with our expected future operating cash flows, and our availability of $937.1 million under the 2015 Credit Agreement, will be sufficient to cover our working capital needs, debt service, income tax payments, capital expenditures, including major investments related to manufacturing and research facilities in emerging markets, acquisitions, purchase commitments, restructuring projects, share buybacks and quarterly dividends for at least the next 12 months.

Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and maintain access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors beyond our control. We earn a significant amount of our operating income outside the U.S., the majority of which is deemed to be permanently reinvested in foreign jurisdictions. For at least the next 12 months, we have sufficient cash in the U.S., availability under the 2015 Credit Agreement and forecasted domestic cash flow to sustain our operating activities and cash commitments for investing and financing activities, such as quarterly dividends, share buybacks and the repayment of debt. In addition, we expect existing foreign cash and cash equivalents and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months. As of September 30, 2015, Cash and cash equivalents of $90.5 million were held in the U.S. and Cash and cash equivalents of $311.7 million were held by us in foreign jurisdictions. As of June 30, 2015, Cash and cash equivalents of $196.3 million were held in the U.S. and Cash and cash equivalents of $453.2 million were held by us in foreign jurisdictions. Below is a more detailed discussion of our cash flow activities during the three months ended September 30, 2015 compared to the same period in the prior fiscal year.

Operating Activities

For the three months ended September 30, 2015, our net cash used in operations was $152.3 million compared to $13.7 million of funds provided in the same period in the prior year. The decrease in operating cash flows compared to the same period in the prior year was primarily due to increases in inventories and decreases in accounts payable, partially offset by higher amortization and net income. At September 30, 2015, working capital, excluding cash and short-term debt, was $394.1 million, compared with $184.5 million at June 30, 2015. The increase was primarily due to higher inventory and accounts receivable and lower accounts payable and accrued liabilities.

Investing Activities

Net cash used in investing activities was $34.7 million for the three months ended September 30, 2015, compared to $30.4 million in the same period in the prior year. The increase in net cash used in investing activities compared to the same period in the prior year was primarily due to higher capital expenditures in the current year. Capital expenditures for the three months ended September 30, 2015 were $37.8 million, in support of new Connected Car and Lifestyle Audio awards, compared to $35.0 million for the same period in the prior year. We expect that capital expenditures as a percentage of sales will remain in line with fiscal year 2015 levels.

Financing Activities

Net cash used in financing activities was $97.6 million in the three months ended September 30, 2015, compared to $143.5 million used in financing activities in the same period in the prior year. The decrease in cash used in financing activities was primarily due to lower repayments of debt in the current year and lower repurchases of common stock related to our share-based compensation arrangements partially offset by higher repurchases of common stock related to our board authorized share buyback programs.

Issuance of 2.000 Percent Senior Notes

On May 27, 2015, we completed a public offering of €350.0 million in aggregate principal amount of the 2.000 Percent Senior Notes, issued by Harman Finance International, S.C.A. (“Harman Finance”), which are fully and unconditionally guaranteed by Harman. Harman Finance is a wholly-owned finance subsidiary and has no independent activities, assets or operations other than in connection with the 2.000 Percent Senior Notes. The 2.000 Percent Senior Notes bear interest at a rate of 2.000 percent per year, payable annually in arrears on May 27 of each year, commencing on May 27, 2016 and will mature on May 27, 2022. The 2.000 Percent Senior Notes were issued at 99.613 percent of par value, reflecting a discount of €1.4 million to the aggregate principal amount, which is being amortized to Interest expense, net in our Condensed Consolidated Statements of Income using the effective interest method, over the term of the 2.000 Percent Senior Notes. We incurred €2.6 million of debt issuance costs in connection with the 2.000 Percent Senior Notes which are being amortized to Interest expense, net in our Condensed Consolidated Statements of Income using the effective interest method, over the term of the 2.000 Percent Senior Notes. The net proceeds from the issuance of the 2.000 Percent Notes were €346.0 million, net of the discount and debt issuance costs. The effective interest related to the 2.000 Percent Senior Notes, based on the net proceeds received is 2.060 percent. The 2.000 Percent Senior Notes were issued under an indenture, dated as of May 27, 2015, by and between Harman Finance, Harman, as guarantor, and a trustee, as supplemented by the first supplemental indenture, dated as of May 27, 2015, by and among Harman Finance, Harman, as guarantor, and a trustee (as supplemented, the “2.000 Percent Senior Notes Indenture”). All payments of interest and principal, including payments made upon any redemption of the 2.000 Percent Senior Notes, will be made in Euros, subject to certain exceptions if the Euro is unavailable.

We used the net proceeds from the offering of the 2.000 Percent Senior Notes to repay a portion of indebtedness outstanding under the 2015 Credit Agreement and the financing of our acquisition of certain automotive assets and liabilities of B&O, with the balance to be used for general corporate purposes. Refer to Note 22 – Acquisitions in the Notes to the Condensed Consolidated Financial Statements for more information.

Issuance of 4.150 Percent Senior Notes

On May 11, 2015, we completed a public offering of $400.0 million in aggregate principal amount of the 4.150 Percent Senior Notes issued by Harman. The 4.150 Percent Senior Notes bear interest at a rate of 4.150 percent per year, payable semi-annually in arrears on May 15 and November 15 of each year, commencing on November 15, 2015, and will mature on May 15, 2025. The 4.150 Percent Senior Notes were issued at 99.336 percent of par value, reflecting a discount of $2.7 million to the aggregate principal amount, which is being amortized to Interest expense, net in our Condensed Consolidated Statements of Income using the effective interest method, over the term of the 4.150 Percent Senior Notes. We incurred $3.8 million of debt issuance costs in connection with the 4.150 Percent Senior Notes which are being amortized to Interest expense, net in our Condensed Consolidated Statements of Income using the effective interest method, over the term of the 4.150 Percent Senior Notes. The net proceeds from the issuance of the 4.150 Percent Senior Notes were $393.5 million, net of the discount and debt issuance costs. The effective interest related to the 4.150 Percent Senior Notes, based on the net proceeds received is 4.232 percent. The 4.150 Percent Senior Notes were issued under an indenture, dated as of May 11, 2015, by and between Harman and a trustee, as supplemented by the first supplemental indenture, dated as of May 11, 2015, by and between Harman and a trustee (as supplemented, the “4.150 Percent Senior Notes Indenture”).

We used the net proceeds from the offering of the 4.150 Percent Senior Notes to repay a portion of indebtedness outstanding under the 2015 Credit Agreement.

2015 Credit Agreement

The 2015 Credit Agreement provides for a five-year unsecured multi-currency revolving credit facility in the amount of $1.2 billion (the “Aggregate Commitment”) with availability in currencies other than the U. S. Dollar of up to $750.0 million. Up to $50.0 million of the Aggregate Commitment is available for letters of credit. Subject to certain conditions set forth in the 2015 Credit Agreement, the Aggregate Commitment may be increased by up to $500.0 million. However, there is presently no commitment for this additional borrowing ability. We may select interest rates for borrowings under the 2015 Credit Agreement equal to (i) the LIBO rate plus an applicable margin, (ii) the EURIBO rate plus an applicable margin, or (iii) a base rate plus an applicable margin, which in each case is based on ratings which are established by Standard & Poor’s Ratings Services (“S&P”) and Moody’s Investor Services (“Moody’s”). We pay a facility fee on the Aggregate Commitment, whether drawn or undrawn, which is also determined based on our ratings which are established by S&P and Moody’s. Any proceeds from borrowings under the 2015 Credit Agreement may be used for general corporate purposes.

At September 30, 2015 and June 30, 2015, there was approximately $258.1 million and $283.1 million, respectively, of outstanding borrowings, which are included in our Condensed Consolidated Balance Sheets as Borrowings under revolving credit facility. At both September 30, 2015 and June 30, 2015 there were $4.8 million of outstanding letters of credit under the 2015 Credit Agreement. At September 30, 2015 and June 30, 2015 unused available credit under the 2015 Credit Agreement was $937.1 million and $912.1 million, respectively. In connection with the 2015 Credit Agreement, we incurred $3.0 million of fees and other expenses, which are included within Other assets in our Condensed Consolidated Balance Sheets at September 30, 2015 and June 30, 2015. These costs are amortized over the term of the 2015 Credit Agreement to Interest expense, net in our Condensed Consolidated Statements of Income on a straight-line basis.

At September 30, 2015, long-term debt maturing in each of the next five fiscal years and thereafter is as follows:

2016	$3,347
2017	3,726
2018	2,786
2019	1,809
2020	1,429
Thereafter	1,051,159

Total	$1,064,256

Our existing debt agreements contain provisions that limit our operating and financing activities. The 2015 Credit Agreement contains certain negative covenants that limit, among other things, our ability to permit certain of our subsidiaries to incur debt and the ability of us and our subsidiaries to incur liens, make fundamental changes (including selling all or substantially all of our assets), undertake transactions with affiliates and undertake sale and leaseback transactions. The 2.000 Percent Senior Notes Indenture and the 4.150 Percent Senior Notes Indenture contain covenants that, subject to certain exceptions, limit our ability to incur indebtedness secured by principal properties, enter into certain sale and leaseback transactions with respect to principal properties and enter into certain mergers, consolidations and transfers of all or substantially all of the assets of Harman. In addition, the 2015 Credit Agreement contains more restrictive financial covenants that require us to maintain compliance with specified financial ratios. We may have to curtail some of our operations to maintain compliance with the covenants in our existing debt agreements. A violation of any of these covenants could result in a default under our debt agreements, which could permit the acceleration of the repayment of any borrowings outstanding and/or the holders of the notes to direct the trustee to accelerate repayment of amounts outstanding under the notes. A default or acceleration under our debt agreements would result in increased capital costs and could adversely affect our ability to operate our business and our results of operations and financial condition. As of September 30, 2015, we were in compliance with all of the covenants contained in the 2015 Credit Agreement, the 2.000 Percent Senior Notes Indenture and the 4.150 Percent Senior Notes Indenture.

Equity

Total shareholders’ equity at September 30, 2015 was $2.376 billion compared with $2.393 billion at June 30, 2015. The decrease is primarily due to higher net income, offset by unfavorable foreign currency translation, treasury stock repurchases and dividends to shareholders.

Off-Balance Sheet Arrangements

We utilize off-balance sheet arrangements in our operations when we enter into operating leases for land, buildings and equipment in the normal course of business, which are not included in our Condensed Consolidated Balance Sheets. In addition, we had outstanding letters of credit of $4.8 million at both September 30, 2015 and June 30, 2015 which were not included in our Condensed Consolidated Balance Sheets.

Share Buyback Program

On October 28, 2014, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock over a three year period (the “2014 Buyback Program”). The 2014 Buyback Program allows us to purchase shares of our common stock in accordance with applicable securities laws on the open market or through privately negotiated transactions during the authorized three year period. The 2014 Buyback Program may be suspended or discontinued at any time. We will determine the timing and the amount of any repurchases based on an evaluation of market conditions, share price, other growth opportunities and other factors. On June 18, 2015, we entered into a repurchase plan with an external broker that provides the structure under which the program will be facilitated. During the three months ended September 30, 2015, we repurchased 370,700 shares at a cost of $37.1 million for a total cumulative buyback of 370,700 shares at a cost of $37.1 million under the 2014 Buyback Program.

Business Outlook

Our future outlook is largely dependent upon global macroeconomic conditions. We believe that current consumer discretionary spending levels, automotive production rates and projected increased take rates for our automotive products, will continue to support double digit growth in constant currency within our Connected Car and Lifestyle Audio segments. Our Professional Solutions segment primarily sells in U.S. Dollars, making our products more expensive for customers in several global markets. To mitigate this impact we will continue to pursue certain discount programs. Our recent acquisition of STC provides diversification of the customer base and moderation of the business cycle. We remain committed to our investment plans in the areas of RD&E and marketing programs, driving growth through increased consumer awareness for our innovative new product introductions. We also remain committed to pursuing incremental productivity and restructuring programs, which are expected to provide an accelerated rate of earnings growth in future years. Capital expenditures as a percentage of sales are expected to remain in line with fiscal year 2015 levels.

Subsequent Events

Dividend Declaration

On October 29, 2015 we declared a cash dividend of $0.35 per share for the quarter ended September 30, 2015. The quarterly dividend will be paid on November 24, 2015 to each stockholder of record as of the close of business on November 9, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are required to include information about potential effects of changes in interest rates and currency exchange rates in our periodic reports filed with the Securities and Exchange Commission. Since June 30, 2015, there have been no material changes in the quantitative or qualitative aspects of our market risk profile. See Item 7A, Quantitative and Qualitative Disclosure About Market Risk included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Interest Rate Sensitivity/Risk

At September 30, 2015, interest on approximately 24 percent of our borrowings was determined on a variable rate basis. The interest rates on the balances of our debt, cash and cash equivalents are subject to changes in U.S. and European short-term interest rates. To assess exposure to interest rate changes, we have performed a sensitivity analysis assuming a hypothetical 100 basis point increase or decrease in interest rates across all outstanding variable rate debt and investments. Our analysis indicates that the effect on net income for the three months ended September 30, 2015 of such an increase or decrease in interest rates would be approximately $0.3 million.

Foreign Currency Risk

We maintain significant operations in Germany, Hungary, China, the Netherlands, India, the United Kingdom, Brazil, and Austria. As a result, we are subject to market risks arising from changes in these foreign currency exchange rates, principally the change in the value of the Euro versus the U.S. Dollar. Refer to Note 13 – Derivatives in the Notes to the Condensed Consolidated Financial Statements for additional discussion on our financial risk management. Changes in currency exchange rates, principally the change in the value of the Euro compared to the U.S. Dollar have an impact on our reported results when the financial statements of foreign subsidiaries are translated into U.S. Dollars. Approximately 38 percent of our sales are denominated in Euros. The average exchange rate for the Euro versus the U.S. Dollar for the three months ended September 30, 2015 decreased 16 percent from the same period in the prior fiscal year.

We presently estimate the effect on fiscal year 2016 income before income taxes, based upon a recent estimate of foreign exchange translation exposure (translating the operating performance of our foreign subsidiaries into U.S. Dollars), of a uniform strengthening or weakening of the U.S. Dollar by 10 percent, would be to increase or decrease income before income taxes by approximately $3.3 million for the three months ended September 30, 2015.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions.

Interpretive guidance issued by the SEC staff permits the exclusion of an evaluation of the effectiveness of a registrant’s disclosure controls and procedures as they relate to the internal control over financial reporting for acquired businesses during the first year following such acquisition. As discussed in Note 2 - Acquisitions in the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 and in Note 22 – Acquisitions in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, during the fiscal year ended June 30, 2015, we completed the acquisitions of: Southern Vision Systems, Inc., certain automotive assets and liabilities of Bang & Olufsen A/S, Symphony Teleca Corporation, Red Bend Ltd., S1nn GmbH & Co. KG and I.P.S.G. International Product Solution Group Pty Ltd and VFX Systems Pty Ltd (collectively the “Acquired Businesses”). The Acquired Businesses had total assets representing 13.5 percent of consolidated assets, and total revenues representing 8.3 percent of consolidated revenues included in our condensed consolidated financial statements as of and for the three months ended September 30, 2015. Management’s evaluation and conclusion as to the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q excludes any evaluation of the internal control over financial reporting of the Acquired Businesses.

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

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our 2015 Annual Report on Form 10-K. The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with those earlier reports.

In re Harman International Industries, Inc. Securities Litigation

On October 1, 2007, a purported class action lawsuit was filed by Cheolan Kim (the “Kim Plaintiff”) against Harman and certain of our officers in the United States District Court for the District of Columbia (the “District Court”) seeking compensatory damages and costs on behalf of all persons who purchased our common stock between April 26, 2007 and September 24, 2007 (the “Class Period”) alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. On November 30, 2007, the Boca Raton General Employees’ Pension Plan filed a purported class action lawsuit against Harman and certain of our officers in the District Court seeking compensatory damages and costs on behalf of all persons who purchased our common stock between April 26, 2007 and September 24, 2007. The allegations in the Boca Raton complaint are essentially identical to the allegations in the original Kim complaint.

On February 15, 2008, the District Court ordered the consolidation of the Kim action with the Boca Raton action, the administrative closing of the Boca Raton action, and designated the short caption of the consolidated action as In re Harman International Industries, Inc. Securities Litigation, civil action no. 1:07-cv-01757 (RWR). That same day, the District Court appointed the Arkansas Public Retirement System as lead plaintiff (“Lead Plaintiff”).

On May 2, 2008, Lead Plaintiff filed a consolidated class action complaint (the “Consolidated Complaint”). On July 3, 2008, the defendants moved to dismiss the Consolidated Complaint in its entirety. Lead Plaintiff opposed the defendants’ motion to dismiss on September 2, 2008, and the defendants filed a reply in further support of their motion to dismiss on October 2, 2008.

On September 5, 2012, the District Court heard oral arguments on the defendants’ motion to dismiss. At the request of the District Court, on September 24, 2012, each side submitted a supplemental briefing on the defendants’ motion to dismiss. On January 17, 2014, the District Court granted a motion to dismiss, without prejudice. The Lead Plaintiff appealed this ruling to the U.S. Court of Appeals for the District of Columbia Circuit (the “Court of Appeals”) and, on June 23, 2015, the District Court’s ruling was reversed and remanded for further proceedings. On July 23, 2015, the defendants filed a motion for a rehearing en banc before the Court of Appeals, which was denied on September 4, 2015. The defendants have until November 24, 2015 to file a writ of certiorari seeking review by the U.S. Supreme Court.

Item 1A.	Risk Factors

There have been no material changes to the disclosure regarding the risk factors set forth in Item 1A to our 2015 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

On October 28, 2014, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock over a three year period (the “2014 Buyback Program”). The 2014 Buyback Program allows us to purchase shares of our common stock in accordance with applicable securities laws on the open market or through privately negotiated transactions during the authorized three year period. The 2014 Buyback Program may be suspended or discontinued at any time. We will determine the timing and the amount of any repurchases based on an evaluation of market conditions, share price, other growth opportunities and other factors. On June 18, 2015, we entered into a repurchase plan with an external broker that provides the structure under which the program will be facilitated. During the three months ended September 30, 2015, we repurchased 370,700 shares at a cost of $37.1 million for a total cumulative buyback of 370,700 shares at a cost of $37.1 million under the 2014 Buyback Program.

The following table provides information about shares acquired in connection with our share buyback program during the three months ended September 30, 2015:

	Total Number of Shares Acquired During Period	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program
July 1 – July 31, 2015	54,000	$107.96	54,000	$494,169,465
August 1 – August 31, 2015	124,800	101.64	124,800	481,482,668
September 1– September 30, 2015	191,900	96.80	191,900	462,902,620

Total	370,700	$100.06	370,700	$462,902,620

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit No.	Exhibit Description

10.1	Form of Time-Based Restricted Share Unit Agreement for Dinesh Paliwal under the Harman International Industries, Incorporated Amended and Restated 2012 Stock Option and Incentive Plan.* +

10.2	Form of Performance-Based Restricted Share Unit Agreement for Dinesh Paliwal under the Harman International Industries, Incorporated Amended and Restated 2012 Stock Option and Incentive Plan.* +

10.3	Form of Time-Based Restricted Share Unit Agreement under the Harman International Industries, Incorporated Amended and Restated 2012 Stock Option and Incentive Plan.* +

10.4	Form of Performance-Based Restricted Share Unit Agreement under the Harman International Industries, Incorporated Amended and Restated 2012 Stock Option and Incentive Plan.* +

10.5	Managing Director Employment Agreement between Michael Mauser and Harman Management GmbH, as amended.* +

10.6	Form of Severance Agreement between Harman International Industries, Incorporated and certain executive officers of Harman International Industries, Incorporated (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 16, 2015 and hereby incorporated by reference). +

10.7	Amended and Restated Severance Agreement, dated October 13, 2015, between Harman International Industries, Incorporated and Herbert Parker (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 16, 2015 and hereby incorporated by reference). +

10.8	Letter Agreement, dated October 13, 2015, between Harman International Industries, Incorporated and Dinesh C. Paliwal (Filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 16, 2015 and hereby incorporated by reference). +

31.1	Certification of Dinesh C. Paliwal pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Sandra E. Rowland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Dinesh C. Paliwal and Sandra E. Rowland, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase.*

101.LAB	XBRL Taxonomy Extension Label Linkbase.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

*	Filed electronically herewith.
+	Management contract, compensatory plan or arrangement.

Attached as Exhibit 101 to this report are the following financial information formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2015 and June 30, 2015, (ii) Condensed Consolidated Statements of Income for the three months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2015 and 2014 and (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harman International Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harman International Industries, Incorporated

Date: October 29, 2015	By:	/S/ SANDRA E. ROWLAND
Sandra E. Rowland
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)