Form 10-Q
period 2015-12-31
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2016-01-28
CIK 800459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

As of January 26, 2016 71,142,484 shares of common stock, par value $.01, were outstanding.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

Form 10-Q

December  31, 2015

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

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)	December 31, 2015	June 30, 2015
Assets
Current assets
Cash and cash equivalents	$437,536	$649,513
Receivables, net	1,034,609	1,024,139
Inventories	875,420	693,574
Other current assets	530,877	461,366

Total current assets	2,878,442	2,828,592
Property, plant and equipment, net	555,296	552,421
Intangible assets, net	513,829	669,667
Goodwill	1,347,801	1,287,180
Deferred tax assets, net	105,964	100,032
Other assets	421,446	428,008

Total assets	$5,822,778	$5,865,900

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$4,384	$4,550
Short-term debt	1,336	1,021
Accounts payable	882,386	918,910
Accrued liabilities	924,246	907,024
Accrued warranties	164,747	163,331
Income taxes payable	23,322	76,131

Total current liabilities	2,000,421	2,070,967
Borrowings under revolving credit facility	258,125	283,125
Long-term debt	786,406	797,542
Pension liability	184,908	186,662
Other non-current liabilities	128,460	134,778

Total liabilities	3,358,320	3,473,074

Commitments and contingencies	—	—
Preferred stock	0	0
Common stock	1,011	1,007
Additional paid-in capital	1,381,822	1,365,257
Accumulated other comprehensive income	(33,811)	11,434
Retained earnings	2,379,131	2,229,517
Less: Common stock held in treasury	(1,282,611)	(1,232,602)

Total Harman International Industries, Incorporated shareholders’ equity	2,445,542	2,374,613

Noncontrolling interest	18,916	18,213

Total equity	2,464,458	2,392,826

Total liabilities and equity	$5,822,778	$5,865,900

See accompanying Notes to the Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except earnings per share data)	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Net sales	$1,772,157	$1,583,549	$3,403,045	$3,012,471
Cost of sales	1,227,065	1,090,383	2,370,555	2,104,673

Gross profit	545,092	493,166	1,032,490	907,798
Selling, general and administrative expenses	385,939	344,409	741,870	643,258

Operating income	159,153	148,757	290,620	264,540
Other expenses:
Interest expense, net	7,666	2,183	15,925	4,860
Foreign exchange losses (gains), net	887	(1,020)	(958)	(960)
Miscellaneous, net	4,363	2,298	8,350	4,638

Income before income taxes	146,237	145,296	267,303	256,002
Income tax expense, net	33,050	29,132	66,600	56,904

Net income	113,187	116,164	200,703	199,098
Net income (loss) attributable to noncontrolling interest	289	(71)	707	(110)

Net income attributable to Harman International Industries, Incorporated	$112,898	$116,235	$199,996	$199,208

Earnings per share:
Basic	$1.57	$1.67	$2.78	$2.87

Diluted	$1.55	$1.65	$2.76	$2.84

Weighted average shares outstanding:
Basic	72,079	69,432	72,060	69,367

Diluted	72,830	70,258	72,549	70,202

See accompanying Notes to the Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Net income	$113,187	$116,164	$200,703	$199,098
Net income (loss) attributable to noncontrolling interest	289	(71)	707	(110)

Net income attributable to Harman International Industries, Incorporated	$112,898	$116,235	$199,996	$199,208

Other comprehensive income (loss), net of taxes(1):
Foreign currency translation	$(19,924)	$(46,260)	$(53,247)	$(127,675)
Unrealized gains on hedging derivatives, net of taxes	16,301	36,302	6,718	118,166
Pension liability adjustment, net of taxes	2,018	2,291	1,335	3,268
Unrealized gains (losses) on available for sale securities	34	13	(51)	52

Other comprehensive loss, net of taxes	(1,571)	(7,654)	(45,245)	(6,189)
Other comprehensive loss, net of taxes attributable to noncontrolling interest	0	(4)	0	0

Other comprehensive loss, net of taxes attributable to Harman International Industries, Incorporated	$(1,571)	$(7,650)	$(45,245)	$(6,189)

Comprehensive income, net of taxes	$111,616	$108,510	$155,458	$192,909
Comprehensive income (loss), net of taxes attributable to noncontrolling interest	289	(75)	707	(110)

Comprehensive income, net of taxes attributable to Harman International Industries, Incorporated	$111,327	$108,585	$154,751	$193,019

(1)	Refer to Note 15 – Other Comprehensive Income (Loss) for more information.

See accompanying Notes to the Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Six months ended December 31,
	2015	2014
Cash flows from operating activities:
Net income	$200,703	$199,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114,837	74,547
Deferred income taxes	30,519	25,955
Loss (gain) on disposition of assets	471	(971)
Share-based compensation	20,941	18,770
Excess tax benefit from share-based compensation	(1,958)	(3,401)
Non-cash interest expense	1,396	1,090
Non-cash increase in contingent consideration	913	1,016
Changes in operating assets and liabilities, exclusive of impact of acquisitions:
(Increase) decrease in:
Receivables, net	(32,576)	(67,244)
Inventories	(197,836)	(105,739)
Other current assets	(38,602)	(9,938)
Pre-production and development costs	(33,266)	(6,684)
(Decrease) increase in:
Accounts payable	(21,130)	133,728
Accrued warranties	4,819	23,405
Accrued other liabilities	39,714	(10,870)
Income taxes payable	(50,711)	(2,101)
Net change in derivative assets and liabilities	(11,320)	(35,213)
Other operating activities	(7,143)	(11,467)

Net cash provided by operating activities	19,771	223,981
Cash flows from investing activities:
Acquisitions, net of cash received	(619)	(4,220)
Capital expenditures	(87,352)	(62,759)
Proceeds from asset dispositions	50	4,548
Other items, net	1,042	286

Net cash used in investing activities	(86,879)	(62,145)
Cash flows from financing activities:
Increase (decrease) in short-term borrowings	340	(1,682)
Repayments of long-term debt	(26,259)	(141,875)
Cash dividends to shareholders	(50,172)	(45,927)
Repurchase of common stock	(50,009)	(0)
Exercise of stock options	5,527	10,406
Repurchases related to share-based compensation arrangements	(11,861)	(21,924)
Excess tax benefit from share-based compensation	1,958	3,401
Payment of contingent consideration	(327)	(327)
Other items, net	(2,310)	859

Net cash used in financing activities	(133,113)	(197,069)

Effect of exchange rate changes on cash	(11,756)	(35,817)

Net (Decrease) in cash and cash equivalents	(211,977)	(71,050)
Cash and cash equivalents at beginning of period	649,513	581,312

Cash and cash equivalents at end of period	$437,536	$510,262

Supplemental disclosure of cash flow information:
Interest paid, net	$10,736	$4,313
Income taxes paid	$45,851	$8,284
Non-cash investing activities:
Accrued and contingent acquisition-related liabilities	$914	$8,603

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

Our unaudited, condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (our “2015 Annual Report”) and do not include all information and footnote disclosures included in our audited financial statements. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly, in all material respects, the consolidated financial condition, results of operations and cash flows for the periods presented. Operating results for the three and six months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2016 due to seasonal, economic and other factors. Where necessary, information for prior periods has been reclassified to conform to the condensed consolidated financial statement presentation in the current fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in our 2015 Annual Report.

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

Note 2 – New Accounting Standards

Recently Adopted Accounting Standards

Deferred Taxes: In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which changes the requirement to separate both current and non-current deferred taxes on the balance sheet. Under the new guidance, all deferred tax assets and liabilities, along with any related valuation allowance, will be classified as non-current on the balance sheet. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Early adoption is permitted as of the beginning of an interim or annual reporting period. We adopted the provisions of this new guidance on December 1, 2015 on a retrospective basis. The adoption of the new guidance resulted in a balance sheet reclassification of $120.2 million from current assets and a $49.4 million reclassification from current liabilities in our June 30, 2015 balance sheet. Due to the jurisdictional netting of non-current deferred tax assets and liabilities, our overall assets and liabilities were reduced by $63.9 million in our June 30, 2015 Condensed Consolidated Balance Sheet.

Discontinued Operations: In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which changes the criteria for determining which disposals can be presented as discontinued operations and modifies disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held-for-sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. The standard states that a strategic shift could include a disposal of: (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment or (iv) other major parts of an entity. The new guidance also requires several new disclosures. This new guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2014. We adopted the provisions of this new guidance on July 1, 2015. The adoption of the new provisions did not have any impact on our financial condition or results of operations.

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

Recently Issued Accounting Standards

Financial Instruments: In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which changes the guidance on the classification and measurement of financial instruments related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. Under the new guidance, equity investments (excluding those accounted for under the equity method or those that result in consolidation) will be measured at fair value, with changes in fair value recognized in net income. For financial liabilities that an entity has elected to measure at fair value in accordance with the fair value option guidance, the amendments require an entity to present separately in other comprehensive income the portion of the change in fair value that results from a change in instrument-specific credit risk. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption is permitted for financial statements that have not been previously issued. We expect to adopt the provisions of this new guidance on July 1, 2017. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

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

Revenue Recognition: In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The new guidance implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The new guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The original standard was effective for fiscal years beginning after December 15, 2016; however, in August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date” (“ASU 2015-14”). The amendments in ASU 2015-14 defer the effective date of the new revenue standard by one year. We expect to adopt the provisions of this new guidance on July 1, 2018. Entities can transition to the new standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of the new provisions will have on our financial condition and results of operations, as well as the method of adoption.

Note 3 – Allowance for Doubtful Accounts We reserve an estimated amount for accounts receivable that may not be collected. Methodologies for estimating the allowance for doubtful accounts are based primarily on specific identification of uncollectible accounts. Historical collection rates and customer credit worthiness are considered in determining specific reserves. At December 31, 2015 and June 30, 2015, we had $20.1 million and $20.2 million, respectively, reserved for possible uncollectible accounts receivable.

Note 4 – Inventories

At December 31, 2015 and June 30, 2015, inventories consisted of the following:

	December 31, 2015	June 30, 2015
Finished goods	$404,498	$294,104
Work in process	90,615	90,538
Raw materials	380,307	308,932

Inventories	$875,420	$693,574

At December 31, 2015 and June 30, 2015, our inventory reserves were $87.4 million and $79.6 million, respectively.

Note 5 – Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following:

	Estimated Useful Lives (in Years)	December 31, 2015	June 30, 2015
Land		$9,559	$9,742
Buildings and improvements	1-50	259,381	260,074
Machinery and equipment	3-20	1,313,974	1,270,650
Furniture and fixtures	3-10	26,332	30,492

Property, plant and equipment, gross		1,609,246	1,570,958
Less accumulated depreciation and amortization		(1,053,950)	(1,018,537)

Property, plant and equipment, net		$555,296	$552,421

Depreciation expense for the three months ended December 31, 2015 and 2014 was $35.0 million and $32.2 million, respectively, and was $70.8 million and $63.4 million for the six months ended December 31, 2015 and 2014, respectively.

Note 6 – Accrued Warranties

Details of our accrued warranties are as follows:

	Six Months Ended December 31,
	2015	2014
Accrued warranties, June 30,	$163,331	$155,472
Warranty expense	31,647	49,519
Warranty payments (cash or in-kind)	(26,005)	(26,412)
Other(1)	(4,226)	(15,275)

Accrued warranties, December 31,	$164,747	$163,304

(1)	Other primarily represents foreign currency translation.

Note 7 – Earnings Per Share

We apply the two-class method when computing earnings per share, which requires that net income per share for each class of shares entitled to dividends be calculated assuming all of our net income is distributed as dividends to these shareholders based on their contractual rights.

The following table presents the calculation of basic and diluted earnings per share of common stock outstanding:

	Three Months Ended December 31,
	2015		2014
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted Earnings per Share:
Net income	$113,187	$113,187	$116,164	$116,164
Net income (loss) attributable to noncontrolling interest	289	289	(71)	(71)

Net income attributable to Harman International Industries, Incorporated	$112,898	$112,898	$116,235	$116,235

Denominator for Basic and Diluted Earnings per Share:
Weighted average shares outstanding	72,079	72,079	69,432	69,432
Employee stock options	0	751	0	826

Total weighted average shares outstanding	72,079	72,830	69,432	70,258

Earnings per Share:
Earnings per share	$1.57	$1.55	$1.67	$1.65

	Six Months Ended December 31,
	2015		2014
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted Earnings per Share:
Net income	$200,703	$200,703	$199,098	$199,098
Net income (loss) attributable to noncontrolling interest	707	707	(110)	(110)

Net income attributable to Harman International Industries, Incorporated	$199,996	$199,996	$199,208	$199,208

Denominator for Basic and Diluted Earnings per Share:
Weighted average shares outstanding	72,060	72,060	69,367	69,367
Employee stock options	0	489	0	835

Total weighted average shares outstanding	72,060	72,549	69,367	70,202

Earnings per Share:
Earnings per share	$2.78	$2.76	$2.87	$2.84

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities, as defined under GAAP, and are included in the computation of earnings per share pursuant to the two-class method.

Certain options were outstanding and not included in the computation of diluted net earnings per share because the assumed exercise of these options would have been antidilutive. Options to purchase 191,519 and 254,192 shares of our common stock for the three months ended December 31, 2015 and 2014, respectively, were outstanding and were excluded from the computation of diluted earnings per share because they would have been antidilutive. In addition, no restricted stock units were outstanding for the three months ended December 31, 2015 and 2014 that were excluded from the computation of diluted earnings per share as none were deemed antidilutive. Options to purchase 191,519 and 254,192 shares of our common stock for the six months ended December 31, 2015 and 2014, respectively, were outstanding and were excluded from the computation of diluted earnings per share because they would have been antidilutive. In addition 263,392 and 144,686 restricted stock units for the six months ended December 31, 2015 and 2014, respectively, were outstanding and were excluded from the computation of diluted earnings per share as they also would have been antidilutive.

Note 8 – Goodwill and Intangible Assets, Net

Goodwill

Goodwill was $1.35 billion at December 31, 2015 compared with $1.29 billion at June 30, 2015. The increase in goodwill in the six months ended December 31, 2015 versus June 30, 2015 was primarily associated with the following: increases of $75.2 million and $0.1 million in connection with the acquisitions of Symphony Teleca Corporation (“STC”) and Red Bend Ltd. (“Redbend”), respectively, and decreases of $4.3 million and $0.9 million in connection with the acquisitions of I.P.S.G International Product Solution Group Pty Ltd. and VFX Systems Pty Ltd. (collectively “IPSG/VFX”) and certain automotive assets and liabilities of Bang & Olufsen A/S (“B&O”), respectively, partially offset by unfavorable foreign currency translation of $9.5 million.

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

The changes in the carrying amount of goodwill by business segment for the six months ended December 31, 2015 were as follows:

	Connected Car	Lifestyle Audio	Professional Solutions	Connected Services	Other	Total
Balance, June 30, 2015	$24,422	$159,088	$387,861	$529,367	$186,442	$1,287,180
Realignment adjustments(1)	(3,673)	(6,738)	0	196,853	(186,442)	0

Balance, June 30, 2015 – adjusted	20,749	152,350	387,861	726,220	0	1,287,180
Acquisitions and adjustments(2)	0	(925)	(4,264)	75,296	0	70,107
Other adjustments(3)	(472)	(2,963)	(3,561)	(2,490)	0	(9,486)

Balance, December 31, 2015	$20,277	$148,462	$380,036	$799,026	$0	$1,347,801

(1)	The realignment adjustments reallocate our goodwill based on our new reporting structure based on the relative fair value of each reporting unit.
(2)	Refer to Note 22—Acquisitions for more information.
(3)	The other adjustments to goodwill primarily consist of foreign currency translation adjustments.

We did not recognize any goodwill impairment charges in our Condensed Consolidated Statements of Income in the three and six months ended December 31, 2015 and 2014.

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

Intangible Assets, Net

Net intangible assets were $513.8 million and $669.7 million at December 31, 2015 and June 30, 2015, respectively, and were comprised of the following:

	Weighted Average Amortization	December 31, 2015			June 30, 2015
		Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	12 Years	$386,490	$(54,975)	$331,515	$503,928	$(30,924)	$473,004
Technology	6 Years	84,743	(24,263)	60,480	87,090	(17,653)	69,437
Patents	15 Years	7,191	(1,419)	5,772	5,136	(1,265)	3,871
Trade names(1)	1 Years	100,544	(24,422)	76,122	100,827	(15,282)	85,545
Non-compete agreement	4 Years	3,256	(2,375)	881	3,168	(1,543)	1,625
Software	5 Years	47,563	(9,288)	38,275	42,013	(6,863)	35,150
Other	7 Years	7,124	(6,340)	784	7,242	(6,207)	1,035

Total		$636,911	$(123,082)	$513,829	$749,404	$(79,737)	$669,667

(1)	Includes $55.7 million and $18.5 million of indefinite-lived intangible assets related to the acquisition of AMX LLC and AMX Holding Corporation (collectively “AMX”) and Martin Professional A/S, respectively.

Amortization expense related to intangible assets was $23.0 million and $4.9 million for the three months ended December 31, 2015 and 2014, respectively, and was $44.1 million and $11.1 million for the six months ended December 31, 2015 and 2014, respectively.

At December 31, 2015, amortization expense is expected to approximate the following:

2016	$35,985
2017	66,586
2018	63,030
2019	58,440
2020	53,500
Thereafter	161,937

Total	$439,478

Note 9 – Debt

Short Term Borrowings

At December 31, 2015 and June 30, 2015, we had $1.3 million and $1.0 million of short-term borrowings outstanding, respectively. At December 31, 2015 and June 30, 2015, we maintained lines of credit of $53.0 million primarily in India, China, Brazil, Denmark and Israel and $69.1 million primarily in India, China, Hungary, Brazil, Denmark and Israel, respectively.

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

At December 31, 2015 and June 30, 2015, there was approximately $258.1 million and $283.1 million, respectively, of outstanding borrowings, which are included in our Condensed Consolidated Balance Sheets as Borrowings under revolving credit facility. At December 31, 2015 and June 30, 2015 there were $4.7 million and $4.8 million, respectively, of outstanding letters of credit under the 2015 Credit Agreement. At December 31, 2015 and June 30, 2015, unused available credit under the 2015 Credit Agreement was $937.2 million and $912.1 million, respectively. In connection with the 2015 Credit Agreement, we incurred $3.0 million of fees and other expenses, which are included within Other assets in our Condensed Consolidated Balance Sheets at December 31, 2015 and June 30, 2015. These costs are amortized over the term of the 2015 Credit Agreement to Interest expense, net in our Condensed Consolidated Statements of Income on a straight-line basis.

Long-Term Debt and Current Portion of Long-Term-Debt

At December 31, 2015 and June 30, 2015, long-term debt and current portion of long-term debt consisted of the following:

	Fair Value at December 31, 2015 (1)	Book Value at December 31, 2015	Fair Value at June 30, 2015 (1)	Book Value at June 30, 2015
4.150 Percent Senior Notes	$383,680	$400,000	$393,160	$400,000
2.000 Percent Senior Notes	369,946	379,977	379,200	389,883
Borrowings under revolving credit facility	258,125	258,125	283,125	283,125
Capital lease obligations	14,682	14,682	16,325	16,325

Total debt	1,026,433	1,052,784	1,071,810	1,089,333
Current portion of long-term debt	(4,384)	(4,384)	(4,550)	(4,550)
Unamortized debt discount on 4.150 Percent Senior Notes	(2,516)	(2,516)	(2,626)	(2,626)
Unamortized debt discount on 2.000 Percent Senior Notes	(1,353)	(1,353)	(1,490)	(1,490)

Total long-term debt	$1,018,180	$1,044,531	$1,063,144	$1,080,667

(1)	The estimated fair value of the 2.000 Percent Senior Notes and the 4.150 Percent Senior Notes were based on a broker quotation (Level 2). Under fair value accounting guidance, Level 2 is based on inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

At December 31, 2015, long-term debt maturing in each of the next five fiscal years and thereafter is as follows:

2016	$2,308
2017	3,877
2018	2,967
2019	2,022
2020	1,625
Thereafter	1,039,985

Total	$1,052,784

Our existing debt agreements contain provisions that limit our operating and financing activities. The 2015 Credit Agreement contains certain negative covenants that limit, among other things, our ability to permit certain of our subsidiaries to incur debt and the ability of us and our subsidiaries to incur liens, make fundamental changes (including selling all or substantially all of our assets), undertake transactions with affiliates and undertake sale and leaseback transactions. The 2.000 Percent Senior Notes Indenture and the 4.150 Percent Senior Notes Indenture contain covenants that, subject to certain exceptions, limit our ability to incur indebtedness secured by principal properties, enter into certain sale and leaseback transactions with respect to principal properties and enter into certain mergers, consolidations and transfers of all or substantially all of the assets of Harman. In addition, the 2015 Credit Agreement contains more restrictive financial covenants that require us to maintain compliance with specified financial ratios. We may have to curtail some of our operations to maintain compliance with the covenants in our existing debt agreements. A violation of any of these covenants could result in a default under our debt agreements, which could permit the lenders to accelerate the repayment of any borrowings outstanding and/or the holders of the notes to direct the trustee to accelerate repayment of amounts outstanding under the notes. A default or acceleration under our debt agreements would result in increased capital costs and could adversely affect our ability to operate our business and our results of operations and financial condition. As of December 31, 2015, we were in compliance with all of the covenants contained in the 2015 Credit Agreement, the 2.000 Percent Senior Notes Indenture and the 4.150 Percent Senior Notes Indenture.

Interest expense is reported net of interest income in our Condensed Consolidated Statements of Income. Interest expense, net was $7.7 million and $2.2 million for the three months ended December 31, 2015 and 2014, respectively. Gross interest expense was $8.6 million and $2.7 million for the three months ended December 31, 2015 and 2014, respectively. The non-cash portion of gross interest expense was $0.7 million and $0.6 million for the three months ended December 31, 2015 and 2014, respectively. The cash portion of gross interest expense was $7.9 million and $2.1 million in the three months ended December 31, 2015 and 2014, respectively. Interest income was $0.9 million and $0.5 million for the three month periods ended December 31, 2015 and 2014, respectively.

Interest expense, net was $15.9 million and $4.9 million for the six months ended December 31, 2015 and 2014, respectively. Gross interest expense was $17.4 million and $5.8 million for the six months ended December 31, 2015 and 2014, respectively. The non-cash portion of gross interest expense was $1.4 million and $1.1 million for the six months ended December 31, 2015 and 2014, respectively. The cash portion of gross interest expense was $16.0 million and $4.7 million in the six months ended December 31, 2015 and 2014, respectively. Interest income was $1.5 million and $0.9 million for the six month periods ended December 31, 2015 and 2014, respectively.

Non-cash interest expense for the three and six months ended December 31, 2015 relates to the amortization of the debt discount and debt issuance costs on the 2.000 Percent Senior Notes and the 4.150 Percent Senior Notes and the amortization of debt issuance costs on the 2015 Credit Agreement. Non-cash interest expense for the three and six months ended December 31, 2014 relates to the amortization of debt issuance costs on the Multi-Currency Credit Agreement, dated as of October 10, 2012, entered into by and among Harman, Harman KG and a group of banks (the “2013 Credit Agreement”).

Cash interest expense for the three and six months ended December 31, 2015 primarily relates to interest on the 2.000 Percent Senior Notes, the 4.150 Percent Senior Notes, the 2015 Credit Agreement and our short-term borrowings. Cash interest expense for the three and six months ended December 31, 2014 primarily relates to interest on the 2013 Credit Agreement and our short-term borrowings.

Interest income primarily relates to interest earned on our cash and cash equivalents and the variances from year to year are due to fluctuations in those balances and changes in interest rates.

Note 10 – Income Taxes

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income. Income tax expense for the three months ended December 31, 2015 and 2014 was $33.1 million and $29.1 million, respectively. The effective tax rate for the three months ended December 31, 2015 and 2014 was 22.6 percent and 20.0 percent, respectively. The increase in the effective tax rate for the three months ended December 31, 2015 compared to the same period in the prior year was primarily due to higher income in the U.S. that is taxed at higher rates than our key foreign jurisdictions.

Income tax expense for the six months ended December 31, 2015 and 2014 was $66.6 million and $56.9 million, respectively. The effective tax rate for the six months ended December 31, 2015 and 2014 was 24.9 percent and 22.2 percent, respectively. The increase in the effective tax rate for the six months ended December 31, 2015 compared to the same period in the prior year was primarily due to higher income in the U.S. that is taxed at higher rates than our key foreign jurisdictions.

As of December 31, 2015 unrecognized tax benefits and the related interest were $57.1 million and $2.5 million, respectively, all but $6.0 million of which would affect the tax rate if recognized. During the three months ended December 31, 2015, $1.5 million of tax reserves were established on new uncertain tax positions and $2.8 million of tax reserves were reduced based on a settlement with the German tax authorities. Related interest on prior year exposures was decreased by $1.6 million primarily related to the German tax audit settlement. During the six months ended December 31, 2015, $1.4 million of tax reserves were established on new uncertain tax positions and $2.8 million of tax reserves were reduced based on a settlement with the German tax authorities. Related interest on prior year exposures was decreased by $1.5 million primarily related to the German tax audit settlement.

We periodically reevaluate the recognition and measurement threshold of our uncertain tax positions based on new or additional evidence such as tax authority administrative pronouncements, rulings and court decisions. The ultimate settlement, however, may be materially different from the amount accrued. Our significant jurisdictions are Germany, Brazil, Austria and the U.S. The tax years currently under examination by the German revenue authorities are fiscal years 2005 through 2010. The tax year currently under examination by the Brazilian tax authorities is fiscal year 2008. Austria is not under examination for any tax year. The tax years currently under examination by the United States Internal Revenue Service (“IRS”) are fiscal years 2006 to 2008 and 2012 to 2014. We have reached a tentative agreement with the IRS on two issues being audited for fiscal years 2012 and 2013, research and experimentation credits and the domestic production activity deduction. We expect these issues to be settled within 12 months and estimate that unrecognized tax benefits will decrease by $2.8 million and $0.5 million, respectively. We have also reached a settlement with the German revenue authorities for fiscal years 2005 through 2010 for most issues and have filed a formal appeal for the remaining positions in dispute. Although the final resolution of the proposed adjustments is uncertain, we believe that the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations and cash flows. While we expect the amount of unrecognized tax benefits to change, we are unable to quantify the change at this time.

Note 11 – Shareholders’ Equity

Preferred Stock

As of December 31, 2015 and June 30, 2015, we had no shares of preferred stock outstanding. We are authorized to issue 5 million shares of preferred stock, $0.01 par value.

Common Stock

We have 200 million authorized shares of common stock, $0.01 par value. At December 31, 2015 and June 30, 2015, we had 101,113,032 and 100,699,641 shares issued; 29,975,048 and 29,480,498 shares in treasury stock; and 71,137,984 and 71,219,143 shares outstanding (net of treasury stock), respectively.

Share Buy-back Program

On October 28, 2014, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock over a three year period (the “2014 Buyback Program”). The 2014 Buyback Program allows us to purchase shares of our common stock in accordance with applicable securities laws on the open market or through privately negotiated transactions during the authorized three year period. The 2014 Buyback Program may be suspended or discontinued at any time. We will determine the timing and the amount of any repurchases based on an evaluation of market conditions, share price, other growth opportunities and other factors. On June 18, 2015, we entered into a repurchase plan with an external broker that provides the structure under which the program will be facilitated. During the three and six months ended December 31, 2015, we repurchased 123,850 shares and 494,550 shares at a cost of $12.9 million and $50.0 million, respectively, for a total cumulative buyback of 494,550 shares at a cost of $50.0 million under the 2014 Buyback Program.

Changes in Equity:

The following is a summary of the changes in Accumulated Other Comprehensive Income (“AOCI”) and changes in equity for the six months ended December 31, 2015 and 2014:

($ in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	AOCI	Retained Earnings	Treasury Stock	Total Harman International Industries, Incorporated Shareholders’ Equity	Non Controlling Interest	Total Equity
Balance, June 30, 2015	$0	$1,007	$1,365,257	$11,434	$2,229,517	$(1,232,602)	$2,374,613	$18,213	$2,392,826
Net income	0	0	0	0	199,996	0	199,996	707	200,703
Other comprehensive income, net of tax				(45,245)			(45,245)	0	(45,245)
Exercise of stock options	0	4	5,527	0	0	0	5,531	0	5,531
Repurchases related to share-based compensation arrangements	0	0	(11,861)	0	0	0	(11,861)	0	(11,861)
Share-based compensation, net	0	0	20,941	0	0	0	20,941	0	20,941
Excess tax benefit from share-based compensation	0	0	1,958	0	0	0	1,958	0	1,958
Treasury Stock Repurchases	0	0	0	0	0	(50,009)	(50,009)	0	(50,009)
Dividends ($0.35 per share)	0	0	0	0	(50,382)	0	(50,382)	0	(50,382)
Acquisition of Non-Controlling Interest	0	0	0	0	0	0	0	(4)	(4)

Balance, December 31, 2015	$0	$1,011	$1,381,822	$(33,811)	$2,379,131	$(1,282,611)	$2,445,542	$18,916	$2,464,458

($ in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	AOCI	Retained Earnings	Treasury Stock	Total Harman International Industries, Incorporated Shareholders’ Equity	Non Controlling Interest	Total Equity
Balance, June 30, 2014	$0	$984	$1,040,254	$39,799	$1,979,234	$(1,267,693)	$1,792,578	$443	$1,793,021
Net income	0	0	0	0	199,208	0	199,208	(110)	199,098
Other comprehensive income, net of tax				(6,189)			(6,189)	0	(6,189)
Exercise of stock options	0	5	10,401	0	0	0	10,406	0	10,406
Repurchases related to share-based compensation arrangements	0	0	(21,924)	0	0	0	(21,924)	0	(21,924)
Share-based compensation, net	0	0	18,770	0	0	0	18,770	0	18,770
Excess tax benefit from share-based compensation	0	0	3,401	0	0	0	3,401	0	3,401
Dividends ($0.33 per share)	0	0	0	0	(45,649)	0	(45,649)	0	(45,649)

Balance, December 31, 2014	$0	$989	$1,050,902	$33,610	$2,132,793	$(1,267,693)	$1,950,601	$333	$1,950,934

Note 12 – Share-Based Compensation

On December 7, 2011 (the “Effective Date”), our shareholders approved the 2012 Stock Option and Incentive Plan (the “2012 Plan”), which is effective through December 7, 2021. As of the Effective Date, no further grants may be granted under our former plan, the Amended and Restated 2002 Stock Option and Incentive Plan, as amended (the “2002 Plan” and together with the 2012 Plan, the “Plans”). On December 4, 2013, we amended the 2012 Plan to (i) increase the number of shares available under the 2012 Plan for the grant of future awards by 2,869,821 shares to an aggregate amount not to exceed 7,269,821 shares of our common stock and (ii) modified certain share counting provisions related to the definition of a full-value grant from 1.71 to 1.5 (“Full-Value Grant”). On December 9, 2015, we further amended the 2012 Plan to increase the number of shares available under the 2012 Plan for the grant of future awards by 2,000,000 shares to an aggregate amount not to exceed 9,269,821 shares of our common stock. The 2012 Plan provides for two types of awards: (i) a Full-Value Grant under which one award shall reduce the shares available for grant under the 2012 Plan by 1.71 shares if granted prior to December 4, 2013 or 1.5 shares if granted on or after December 4, 2013, and (ii) an option or stock appreciation right grant, under which one award shall reduce the shares available for grant under the 2012 Plan by one share. Shares may be issued as original issuances, treasury shares or a combination of both. Option awards are granted with an exercise price equal to the market price of our common stock on the date of the grant. The option awards generally vest over three to five years of continuous service commencing one year from the date of the grant and expire after ten years. During the six months ended December 31, 2015, 0 options to purchase shares of our common stock, 734,161 stock-settled restricted stock units, 4,923 cash-settled restricted stock units and 1,709 cash-settled stock appreciation rights were granted under the 2012 Plan. As of December 31, 2015, there were 5,041,658 shares available for grant under the 2012 Plan.

Share-based compensation expense, net was $12.5 million and $8.0 million for the three months ended December 31, 2015 and 2014, respectively, and was $20.9 million and $18.8 million for the six months ended December 31, 2015 and 2014, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for share-based compensation arrangements was $3.4 million and $2.2 million for the three months ended December 31, 2015 and 2014, respectively, and was $5.4 million and $5.2 million for the six months ended December 31, 2015 and 2014, respectively.

Fair Value Determination

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions noted in the following table. There were no options granted during the six months ended December 31, 2015.

Six Months Ended December 31, 2015
Expected volatility	31.6% - 38.6%
Weighted-average volatility	35.1%
Expected annual dividend	$1.32
Expected term (in years)	2.12 - 4.46
Risk-free rate	0.4% - 1.4%

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

Stock Option Activity

A summary of option activity under the Plans as of December 31, 2015 and changes during the six months ended December 31, 2015 is presented below:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2015	837,398	70.40	5.62	$40,864
Granted	0	0.00
Exercised	(103,953)	55.67
Forfeited or expired	(17,938)	80.24

Outstanding at December 31, 2015	715,507	$72.79	5.16	$20,454

Exercisable at December 31, 2015	583,222	$73.61	4.59	$16,642

The weighted-average grant-date fair value of options granted for the three months ended December 31, 2015 and 2014 was $0.0 and $25.14, respectively, and for the six months ended December 31, 2015 and 2014 was $0.0 and $25.61, respectively. The total intrinsic value of options exercised for the three months ended December 31, 2015 and 2014 was $2.9 million and $5.6 million, respectively, and for the six months ended December 31, 2015 and 2014 was $5.3 million and $13.1 million, respectively.

Modification of Certain Stock Option Awards

Prior to fiscal year 2011, certain of the award agreements under the 2002 Plan stated that vested options not exercised were forfeited upon termination of employment for any reason other than death or disability. However, such award agreements provided that the Compensation and Option Committee of our Board of Directors (the “Compensation and Option Committee”) could extend the time period to exercise vested options 90 days beyond the employment termination date for certain employees. During the three and six months ended December 31, 2015 and 2014, the Compensation and Option Committee used this authority. This action represented a modification of the terms or conditions of an equity award and therefore was accounted for as an exchange of the original award for a new award. Incremental share-based compensation cost for the excess of the fair value of the new award over the fair value of the original award was immaterial.

Restricted Stock Units

In the six months ended December 31, 2015, we granted 175,353 restricted stock units with earnings per share (“EPS”) performance conditions, and 175,353 restricted stock units with market conditions under the 2012 Plan. Additionally, both the restricted stock units with EPS performance conditions and the restricted stock units with market conditions secondarily vest based on the achievement of a return on invested capital (“ROIC”) performance condition, specifically, the achievement of a certain average ROIC level over fiscal years 2016 through 2018. The restricted stock units with EPS performance conditions cliff vest three years from the date of grant based on the achievement of certain cumulative EPS levels from fiscal years 2016 through 2018. The restricted stock units with market conditions cliff vest three years from the date of grant based on a comparison of our total shareholder return (“TSR”) to the

TSR of a selected peer group of publicly listed multinational companies. The grant date fair value of the restricted stock units with market conditions of $12.3 million was calculated using a Monte Carlo simulation model. Compensation expense is recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the applicable targets will be met for the performance conditions, which is reassessed each reporting period.

In the six months ended December 31, 2014, we granted 98,586 restricted stock units with EPS performance conditions and 98,586 restricted stock units with market conditions under the 2012 Plan. Additionally, both the restricted stock units with EPS performance conditions and the restricted stock units with market conditions secondarily vest based on the achievement of a ROIC performance condition, specifically, the achievement of a certain average ROIC level over fiscal years 2015 through 2017. The restricted stock units with EPS performance conditions cliff vest three years from the date of grant based on the achievement of certain cumulative EPS levels from fiscal years 2015 through 2017. The restricted stock units with market conditions cliff vest three years from the date of grant based on a comparison of our TSR to the TSR of a selected peer group of publicly listed multinational companies. The grant date fair value of the restricted stock units with market conditions of $7.5 million was calculated using a Monte Carlo simulation model. Compensation expense is recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the applicable targets will be met for the performance conditions, which is reassessed each reporting period.

In the six months ended December 31, 2015 and 2014, we also granted 5,243 and 192,711 time-vested restricted stock units, respectively, without performance or market conditions, that cliff-vest three years from the date of grant, 363,788 and 2,868 time-vested restricted stock units, respectively, without performance or market conditions that vest ratably over the three-year vesting period, and 14,424 and 10,040 time-vested restricted stock units, respectively, without performance or market conditions, that cliff-vest one year from the date of grant, under the 2012 Plan.

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

In the six months ended December 31, 2015 and 2014, we granted 4,923 and 856 cash-settled restricted stock units, respectively, under the 2012 Plan. These restricted stock units are accounted for as liability awards and are recorded at the fair value at the end of the reporting period in accordance with their vesting schedules. During the six months ended December 31, 2015 and 2014, 869 and 1,150 cash-settled restricted stock units were settled, respectively. At December 31, 2015, 6,392 cash-settled restricted stock units were outstanding.

A summary of equity classified restricted stock unit activity as of December 31, 2015 and changes during the six months ended December 31, 2015 is presented below:

Restricted Stock Units
Nonvested at June 30, 2015	1,293,034
Granted	734,161
Vested	(431,310)
Forfeited	(81,775)

Nonvested at December 31, 2015	1,514,110

At December 31, 2015, the aggregate intrinsic value of equity-classified restricted stock units was $142.6 million and there was $95.4 million of total unrecognized compensation cost related to equity classified restricted stock unit compensation arrangements. The weighted average recognition period was 1.9 years.

Stock Appreciation Rights

A summary of cash-settled stock appreciation rights as of December 31, 2015 and changes during the six months ended December 31, 2015 is presented below:

Stock Appreciation Rights
Non-vested at June 30, 2015	6,794
Granted	1,709
Vested	(4,161)
Forfeited	0

Non-vested at December 31, 2015	4,342

Exercisable	6,064

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

At December 31, 2015 and June 30, 2015, we had outstanding foreign exchange contracts, primarily forward contracts, which are summarized below:

	December 31, 2015		June 30, 2015
	Gross Notional Value	Fair Value Asset/ (Liability)(1)	Gross Notional Value	Fair Value Asset/ (Liability)(1)
Currency Hedged (Buy/Sell):
U.S. Dollar/Euro	$1,735,012	$215,788	$1,479,685	$208,532
Indian Rupee/U.S. Dollar	217,600	(1,387)	205,150	(935)
Euro/U.S. Dollar	150,531	(8,434)	153,549	(15,994)
Swiss Franc/U.S. Dollar	26,949	498	0	0
U.S. Dollar/Swiss Franc	26,949	242	0	0
Chinese Yuan/U.S. Dollar	26,810	(405)	0	0
Japanese Yen/Euro	15,963	655	0	0
Mexican Pesos/U.S. Dollar	14,594	(172)	0	0
U.S. Dollar/Brazilian Real	8,731	168	6,148	318
Euro/Russian Rubles	4,550	217	5,963	(865)
U.S. Dollar/Russian Rubles	4,245	170	1,613	24
Russian Rubles/U.S. Dollar	2,164	(139)	0	0
Russian Rubles/Euro	1,379	(40)	0	0
U.S. Dollar/Australian Dollar	729	(15)	0	0
Swiss Franc/Euro	0	0	32,050	4,262

Total	$2,236,206	$207,146	$1,884,158	$195,342

(1)	Represents the net receivable/(payable) included in our Condensed Consolidated Balance Sheets within Other current assets, Other assets, Accrued liabilities and Other non-current liabilities, as applicable.

Cash Flow Hedges

We designate a portion of our foreign exchange contracts as cash flow hedges of foreign currency denominated purchases. As of December 31, 2015 and June 30, 2015, we had $1,874.4 million and $1,577.8 million of forward and option contracts maturing through October 2019 and June 2018, respectively. These contracts are recorded at fair value in the accompanying Condensed Consolidated Balance Sheets. The changes in fair value for these contracts are calculated on a forward-to-forward rate basis. These changes in fair value are reported in AOCI and are reclassified to either Cost of sales or Selling, general and administrative expenses (“SG&A”), depending on the nature of the underlying asset or liability that is being hedged, in our Condensed Consolidated Statements of Income, in the period or periods during which the underlying transaction occurs.

Changes in the fair value of the derivatives are highly effective in offsetting changes in the cash flows of the hedged items because the amounts and the maturities of the derivatives approximate those of the forecasted exposures. Any ineffective portion of the derivative is recognized in the current period in our Condensed Consolidated Statements of Income, in the same line item in which the foreign currency gain or loss on the underlying hedged transaction was recorded. We recognized $0.1 million and $0 of ineffectiveness in our Condensed Consolidated Statement of Income in the three months ended December 31, 2015 and 2014, respectively, and $0.1 million and $2.0 million in the six months ended December 31, 2015 and 2014, respectively At December 31, 2015 and June 30, 2015, the fair values of these contracts were net assets of $196.9 million and $191.9 million, respectively. The amount associated with these hedges that is expected to be reclassified from AOCI to earnings within the next 12 months is a gain of $99.3 million.

Economic Hedges

When hedge accounting is not applied to derivative contracts, or after former cash flow hedges have been de-designated as balance sheet hedges, we recognize the gain or loss on the associated contracts directly in current period earnings in our Condensed Consolidated Statements of Income as either Foreign exchange (gains) losses, net or Cost of sales according to the underlying exposure. As of December 31, 2015 and June 30, 2015, we had $361.8 million and $306.4 million, respectively, of forward contracts maturing through October 2017 in various currencies to hedge foreign currency denominated intercompany loans and other foreign currency denominated assets. At December 31, 2015 and June 30, 2015, the fair values of these contracts were net assets of $10.2 million and $3.5 million, respectively. Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans and other foreign denominated assets in Foreign exchange (gains) losses, net in our Condensed Consolidated Statements of Income.

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

The following tables provide a summary of the fair value amounts of our derivative instruments as of December 31, 2015 and June 30, 2015:

		Fair Value
Derivatives Designated as Cash Flow Hedges, Gross:	Balance Sheet Location	December 31, 2015	June 30, 2015
Other assets:
Foreign exchange contracts	Other current assets	$82,994	$73,082
Foreign exchange contracts	Other assets	116,993	121,496

Total assets		199,987	194,578
Other liabilities:
Foreign exchange contracts	Accrued liabilities	$1,789	$1,034
Foreign exchange contracts	Other non-current liabilities	1,252	1,654

Total liabilities		3,041	2,688

Net asset for derivatives designated as hedging instruments		$196,946	$191,890

Derivatives Designated as Economic Hedges, Gross:
Other assets:
Foreign exchange contracts	Other current assets	$18,987	$20,226
Foreign exchange contracts	Other assets	0	85

Total assets		18,987	20,311
Other liabilities:
Foreign exchange contracts	Accrued liabilities	$6,661	$13,288
Foreign exchange contracts	Other non-current liabilities	2,126	3,571

Total liabilities		8,787	16,859

Net asset for economic hedges:		$10,200	$3,452

Total net derivative asset		$207,146	$195,342

Derivative Activity:

The following tables show derivative activity for derivatives designated as cash flow hedges for the three months ended December 31, 2015 and 2014:

Derivative	Location of Derivative Gain/(Loss) Recognized in Income	Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion)		Gain/(Loss) from Amounts Excluded from Effectiveness Testing
		Three Months Ended December 31,
		2015	2014	2015	2014	2015	2014
Foreign exchange contracts	Cost of sales	$21,042	$7,353	$(88)	$(19)	$0	$0
Foreign exchange contracts	SG&A	24	165	0	0	0	0
Foreign exchange contracts	Foreign exchange losses, net	0	0	0	0	(3)	(5)
Interest rate lock	Interest expense, net	(5)	0	0	0	0	0

Total cash flow hedges		$21,061	$7,518	$(88)	$(19)	$(3)	$(5)

Derivative	Gain/(Loss) Recognized in AOCI (Effective Portion)
	Three Months Ended December 31,
	2015	2014
Foreign exchange contracts	$41,467	$55,680

The following tables show derivative activity for derivatives designated as cash flow hedges for the six months ended December 31, 2015 and 2014:

Derivative	Location of Derivative Gain/(Loss) Recognized in Income	Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion)		Gain/(Loss) from Amounts Excluded from Effectiveness Testing
		Six Months Ended December 31,
		2015	2014	2015	2014	2015	2014
Foreign exchange contracts	Cost of sales	$43,299	$6,550	$(116)	$2,023	$0	$0
Foreign exchange contracts	SG&A	24	218	0	0	0	0
Foreign exchange contracts	Foreign exchange losses, net	0	0	0	0	(1)	(9)
Interest rate lock	Interest expense, net	(10)	0	0	0	0	0

Total cash flow hedges		$43,313	$6,768	$(116)	$2,023	$(1)	$(9)

Derivative	Gain/(Loss) Recognized in AOCI (Effective Portion)
	Six Months Ended December 31,
	2015	2014
Foreign exchange contracts	$51,448	$163,111

The following table summarizes gains and losses from our derivative instruments that are not designated as hedging instruments for the three and six months ended December 31, 2015 and 2014:

		Three Months Ended December 31,		Six Months Ended December 31,
Derivative	Location of Derivative Gain/(Loss)	2015	2014	2015	2014
Foreign exchange contracts – forwards	Cost of sales	$3,605	$3,796	$4,489	$12,133
Foreign exchange contracts – forwards	Foreign exchange (gains) losses, net	2,963	(5,736)	(3,479)	(22,372)

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

The following table provides the fair value hierarchy for assets and liabilities measured on a recurring basis.

	Fair Value at December 31, 2015			Fair Value at June 30, 2015
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets/(Liabilities)
Available-for-sale securities	$53,460	$0	$0	$54,947	$0	$0
Foreign exchange contracts	0	207,146	0	0	195,342	0
Pension assets	2,742	0	0	3,572	0	0
Contingent consideration	0	0	(51,586)	0	0	(56,296)

Net asset/(liability)	$56,202	$207,146	$(51,586)	$58,519	$195,342	$(56,296)

	Total Gains (Losses) for the Three Months Ended December 31,		Total Gains (Losses) for the Six Months Ended December 31,
Description of Liability	2015	2014	2015	2014
Contingent Consideration	$(457)	$0	$(914)	$(866)

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

Contingent Consideration: A portion of our contingent consideration is associated with an earn-out related to the acquisition of STC. We use a discounted cash flow approach (a form of the income approach) in determining the fair value of the contingent consideration. The principal inputs to the approach include our expectations of STC’s calendar year 2015 revenue and a discount rate that begins with our weighted average cost of capital and adjusts for the risks associated with the underlying STC calendar year 2015 revenue, the functional form of the payout and our credit risk associated with making the payment. During the three and six months ended December 31, 2015, we reassessed our expectations of STC’s calendar year 2015 revenue and confirmed our estimate of the $26.2 million contingent consideration liability which includes approximately $0.9 million of accretion recorded during the six months ended December 31, 2015, to increase this liability.

A portion of our contingent consideration is associated with a $10.0 million earn-out related to the acquisition of Southern Vision Systems, Inc. (“SVSI”). We determined the fair value of the contingent consideration based on our expectations of SVSI’s contribution margin related to the sale of certain products through June 30, 2018. During the three and six months ended December 31, 2015, we reassessed our expectations of the SVSI contribution margin outcome and confirmed our estimate of $0 contingent consideration liability.

A portion of our contingent consideration is associated with a $30.0 million earn-out related to the acquisition of Redbend. We use a discounted cash flow approach (a form of the income approach) in determining the fair value of the contingent consideration. The principal inputs to the approach include our expectations of the achievement of Redbend’s cumulative bookings target for awarded business from January 1, 2015 through December 31, 2016 and a discount rate that begins with our weighted average cost of capital and adjusts for the risks associated with the underlying cumulative bookings target for awarded business outcome, the functional form of the payout and our credit risk associated with making the payment. During the three and six months ended December 31, 2015, we reassessed our expectations of Redbend’s cumulative bookings target and confirmed our estimate of the $16.7 million contingent consideration liability.

A portion of our contingent consideration is associated with an earn-out related to our acquisition of substantially all of the assets of Verto Medical Solutions LLC d/b/a/ yurbuds and Yurbuds UK Limited (collectively, “yurbuds”). We use a discounted cash flow approach (a form of the income approach) in determining the fair value of the contingent consideration. The principal inputs to the approach include our expectations of yurbuds’ gross profit through June 30, 2017 and a discount rate that begins with our weighted average cost of capital and adjusts for the risks associated with the underlying yurbuds gross profit outcome, the functional form of the payout and our credit risk associated with making the payment. During the three and six months ended December 31, 2015, we reassessed our expectations of yurbuds’ gross profit outcome and confirmed our estimate of the $6.8 million contingent consideration liability.

A portion of our contingent consideration is associated with an earn-out related to the acquisition of IPSG/VFX. We determined the fair value of the contingent consideration based on our expectations of IPSG/VFX’s gross profit related to the sale of certain specified products through June 30, 2017. During the three months ended September 30, 2015, we reassessed our expectations of IPSG/VFX’s gross profit outcome and revised our estimate of the contingent consideration liability to decrease it to $0 from the previously recorded balance of $5.8 million. This reduction was adjusted to goodwill in the opening balance sheet. During the three and six months ended December 31, 2015, we confirmed our estimate of the contingent consideration liability of $0.

A portion of our contingent consideration is associated with an earn-out related to our acquisition of Duran Audio BV (“Duran”). We use a probability-weighted discounted cash flow approach (a form of the income approach) in determining the fair value of the contingent consideration. The principal inputs to the approach include our expectations of Duran’s gross profit related to the sale of certain specified products through June 30, 2020 and a discount rate that begins with our weighted average cost of capital and adjusts for the risks associated with the underlying Duran gross profit outcome, the functional form of the payout and our credit risk associated with making the payment. During the three and six months ended December 31, 2015, we reassessed our expectations of Duran’s gross profit outcome and confirmed our estimate of the $1.9 million contingent consideration liability. During the six months ended December 31, 2015 and 2014, we made a payment of approximately $0.3 million and $0.3 million for the fiscal year 2015 and 2014 results, respectively.

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

The following table provides the carrying value for assets and liabilities measured on a non-recurring basis, all of which are measured under Level 3 of the fair value hierarchy, and the losses recorded during the periods presented. There were no gains or losses recognized in the three and six months ended December 31, 2015 and 2014.

Description of Assets	December 31, 2015	June 30, 2015
Equity method investments	$1,174	$2,871
Goodwill	1,347,801	1,287,180
Long-lived assets	1,069,125	1,222,088

Total	$2,418,100	$2,512,139

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

Note 15 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of the following:

	Three Months Ended December 31, 2015		Three Months Ended December 31, 2014		Six Months Ended December 31, 2015		Six Months Ended December 31, 2014
	Pre-Tax	Net of Tax	Pre-Tax	Net of Tax	Pre-Tax	Net of Tax	Pre-Tax	Net of Tax
Foreign currency translation losses	$(19,924)	$(19,924)	$(46,260)	$(46,260)	$(53,247)	$(53,247)	$(127,675)	$(127,675)

Changes in hedging derivatives:
Reclassifications from AOCI into income (effective portion)(1)	(21,042)	(16,737)	(7,353)	(5,558)	(43,299)	(35,656)	(6,550)	(4,951)
Reclassifications from AOCI into income (effective portion)(2)	(24)	(19)	(165)	(126)	(24)	(20)	(218)	(165)
Reclassifications from AOCI into income (effective portion)(3)	5	4	0	0	10	8	0	0
Gains recognized in AOCI (effective portion)	41,467	32,984	55,680	41,985	51,448	42,367	163,111	123,282
Other gains (losses)	87	69	89	1	23	19	(89)	0

Unrealized gains on hedging derivatives	20,493	16,301	48,251	36,302	8,158	6,718	156,432	118,166
Pension liability adjustment:
Amortization of prior service cost(4)	247	166	244	172	494	347	487	342
Amortization of net loss(4)	1309	878	981	689	2,624	1,842	1,929	1,353
Expected return on plan assets(4)	(31)	(21)	(63)	(44)	(62)	(44)	(129)	(90)
Other gains (losses)(5)	1,483	995	1,457	1,474	(1,154)	(810)	2,372	1,663

Pension liability adjustment	3,008	2,018	2,619	2,291	1,902	1,335	4,659	3,268
Unrealized gains (losses) on available-for-sale securities	53	34	21	13	(81)	(51)	81	52

Other comprehensive income (loss)	3,630	(1,571)	4,631	(7,654)	(43,268)	(45,245)	33,497	(6,189)

Other comprehensive loss attributable to noncontrolling interest	0	0	(4)	(4)	0	0	0	0

Other comprehensive income (loss) attributable to Harman International Industries, Incorporated	$3,630	$(1,571)	$4,635	$(7,650)	$(43,268)	$(45,245)	$33,497	$(6,189)

(1)	Reclassified to Cost of sales in our Condensed Consolidated Statements of Income. Refer to Note 13 – Derivatives for more information.
(2)	Reclassified to SG&A in our Condensed Consolidated Statements of Income. Refer to Note 13 – Derivatives for more information.

(3)	Reclassified to Interest expense, net in our Condensed Consolidated Statements of Income. Refer to Note 13 – Derivatives for more information.
(4)	Reclassified to SG&A in our Condensed Consolidated Statements of Income. Refer to Note 17 – Retirement Benefits for more information.
(5)	Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits included in AOCI.

AOCI: At December 31, 2015 and June 30, 2015 AOCI consisted of the following:

Income/(Loss):	December 31, 2015	June 30, 2015
Cumulative translation adjustment	$(148,305)	$(95,058)
Pension liability adjustment	(43,059)	(44,394)
Unrealized gains (losses) on hedging derivatives	157,098	150,380
Unrealized gains on available-for-sale securities	455	506

Total AOCI	$(33,811)	$11,434

At December 31, 2015, we had approximately $8.8 million and $44.7 million of investments included in Other current assets and Non-current assets, respectively, in our Condensed Consolidated Balance Sheets that have been classified as available-for-sale securities. At June 30, 2015, we had approximately $2.7 million and $52.2 million of investments included in Other current assets and Non-current assets, respectively, in our Condensed Consolidated Balance Sheets that have been classified as available-for-sale securities. These securities are recorded at fair value with realized gains and losses recorded in income and unrealized gains and losses recorded in AOCI, net of taxes.

Note 16 – Restructuring Program

Our restructuring program that is designed to improve our global footprint, cost structure, technology portfolio, human resources and internal processes continues. For the three and six months ended December 31, 2015 and 2014, we continued to refine existing programs and launched significant new programs focused on achieving further productivity improvements to: (i) optimize certain research and development, supply chain and administrative functions; (ii) outsource certain manufacturing capabilities; (iii) divest or sublease facilities no longer needed to support current operations; and (iv) relocate certain functions to best cost countries.

A summary and components of our restructuring initiatives are presented below and include accruals for new programs as well as revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Severance Related Costs	Third Party Contractor Termination Costs	Facility Closure and Other Related Costs	Asset Impairments(1)	Total
Liability, June 30, 2015	$60,789	$0	$4,590	$0	$65,379
Expense (2)	1,112	372	629	3,964	6,077
Accumulated depreciation offset	0	0	0	(3,964)	(3,964)
Payments	(26,924)	0	(1,130)	0	(28,054)
Foreign currency translation	(1,041)	(7)	2	0	(1,046)

Liability, December 31, 2015	$33,936	$365	$4,091	$0	$38,392

Liability, June 30, 2014	$54,157	$0	$30,262	$0	$84,419
Expense (2)	27,911	36	1,208	2,785	31,940
Accumulated depreciation offset	0	0	0	(2,785)	(2,785)
Payments	(11,516)	0	(17,996)	0	(29,512)
Foreign currency translation	(6,388)	0	(1,948)	0	(8,336)

Liability, December 31, 2014	$64,164	$36	$11,526	$0	$75,726

(1)	Credits related to restructuring charges for accelerated depreciation and inventory provisions are recorded against the related assets in Property, plant and equipment, net or Inventories in our Condensed Consolidated Balance Sheets and do not impact the restructuring liability.
(2)	Restructuring expenses noted above are primarily in SG&A in our Condensed Consolidated Statements of Income. Asset impairments which consist of accelerated depreciation and inventory provisions are primarily in Cost of sales in our Condensed Consolidated Statements of Income.

Restructuring liabilities are recorded in Accrued liabilities and Other non-current liabilities in our Condensed Consolidated Balance Sheets.

Restructuring expenses by reporting business segment are presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Connected Car	$(443)	$(161)	$(1,237)	$(171)
Lifestyle Audio	867	23,335	1,174	25,150
Professional Solutions	2,522	517	2,176	4,244
Connected Services	0	0	0	0
Other	0	(68)	0	(68)

Total	2,946	23,623	2,113	29,155
Asset Impairments	1,940	1,391	3,964	2,785

Total	$4,886	$25,014	$6,077	$31,940

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

The SERP is an unfunded plan for tax purposes and under the Employee Retirement Income Security Act of 1974 (“ERISA”) all obligations arising under the SERP are payable from our general assets. To assist in the funding of the benefits under the SERP, we maintain assets in an irrevocable trust whereby the use of these assets is restricted to funding our future benefit obligations under the SERP. These assets are not plan assets of the SERP, therefore, in the event of bankruptcy, the assets become unrestricted and the SERP would become a general creditor of our company. The assets and liabilities, and earnings and expenses, of the irrevocable trust are consolidated in our condensed consolidated financial statements. As of December 31, 2015 and June 30, 2015, there were $91.3 million and $98.4 million, respectively, of total assets included in the irrevocable trust of which $0.1 million and $6.1 million, respectively, consisted of Cash and cash equivalents, $40.4 million and $40.0 million, respectively, consisted of the cash surrender value of life insurance policies and $50.8 million and $52.3 million, respectively, consisted of equity and fixed income mutual funds, which are classified as available-for-sale securities.

The following table presents the components of net periodic benefit cost for the three and six months ended December 31, 2015 and 2014:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Service cost	$1,405	$1,004	$2,839	$2,027
Interest cost	1,714	1,660	3,441	3,384
Expected return on plan assets	(31)	(63)	(62)	(129)
Amortization of prior service cost	247	244	494	487
Amortization of net loss	1,309	981	2,624	1,929
Curtailments and Settlements	(90)	286	(182)	391

Net periodic benefit cost	$4,554	$4,112	$9,154	$8,089

During the three months ended December 31, 2015 and 2014, we made contributions of $2.3 million and $2.4 million, respectively, to the defined benefit pension plans which were paid to participants. During the six months ended December 31, 2015 and 2014, we made contributions of $4.7 million and $5.0 million, respectively, to the defined benefit pension plans which were paid to participants. We expect to make approximately $5.2 million in contributions for the remainder of the fiscal year ending June 30, 2016.

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

Lifestyle Audio

Our Lifestyle Audio segment designs, manufactures and markets car audio systems for vehicle applications to be installed primarily as original equipment by automotive manufacturers, as well as a wide range of mid-to high-end loudspeaker and electronics for home, multimedia and mobile applications. We believe that we continue to redefine audio excellence for the home, the car and on-the-go listening. Our Lifestyle Audio products are marketed worldwide under renowned brand names including AKG®, Harman/Kardon®, Infinity®, JBL®, JBL Professional, Lexicon®, Mark Levinson® and Revel®.

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

The following table reports Net sales and Operating income (loss) by each reporting segment for the three and six months ended December 31, 2015 and 2014:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Net sales:
Connected Car	$736,969	$722,461	$1,492,452	$1,422,577
Lifestyle Audio	625,146	518,964	1,087,429	925,440
Professional Solutions	248,871	267,358	495,977	521,795
Connected Services	169,726	73,555	343,426	141,204
Other	0	1,211	39	1,455
Eliminations **	(8,555)	0	(16,278)	0

Total	$1,772,157	$1,583,549	$3,403,045	$3,012,471

Operating income (loss):
Connected Car	$84,266	$76,699	171,485	149,346
Lifestyle Audio	83,016	54,776	130,709	103,849
Professional Solutions	23,952	35,820	49,637	59,085
Connected Services	4,867	15,010	10,058	20,609
Other	(36,948)	(33,548)	(71,269)	(68,349)

Total	$159,153	$148,757	$290,620	$264,540

	Three Months Ended December 31, 2015
	Net Sales	Eliminations **	Third Party Sales
Net sales:
Connected Car	$736,969	$0	$736,969
Lifestyle Audio	625,146	(725)	624,421
Professional Solutions	248,871	(596)	248,275
Connected Services	169,726	(7,234)	162,492
Other	0	0	0
Eliminations **	(8,555)	8,555	0

Total	$1,772,157	$0	$1,772,157

	Six Months Ended December 31, 2015
	Net Sales	Eliminations **	Third Party Sales
Net sales:
Connected Car	$1,492,452	$0	$1,492,452
Lifestyle Audio	1,087,429	(1,255)	1,086,174
Professional Solutions	495,977	(1,369)	494,608
Connected Services	343,426	(13,654)	329,772
Other	39	0	39
Eliminations **	(16,278)	16,278	0

Total	$3,403,045	$0	$3,403,045

**	Represents elimination of inter-segment activity.

Note 19 – Significant Customers

Presented below are the percentages of net sales to, and net accounts receivables due from, customers who represent ten percent or more of our net sales or net accounts receivable, as follows:

	Net Sales		Net Sales		Accounts Receivable, Net
	Three Months Ended		Six Months Ended		Three Months Ended
	December 31,		December 31,		December 31,	June 30,
	2015	2014	2015	2014	2015	2015
BMW	11%	16%	13%	16%	8%	9%
Fiat Chrysler Automobiles	14%	14%	14%	14%	13%	14%
The Volkswagen Group	10%	11%	11%	11%	5%	7%
Other customers	65%	59%	62%	59%	74%	70%

Total	100%	100%	100%	100%	100%	100%

We anticipate that BMW, Fiat Chrysler Automobiles, and the Volkswagen Group will continue to account for a significant portion of our net sales and net accounts receivable for the foreseeable future. Our customers are not obligated to any long-term purchases of our products.

Note 20 – Commitments and Contingencies

At December 31, 2015, we were subject to legal claims and litigation arising in the ordinary course of business, including the matters described below. The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

On September 5, 2012, the District Court heard oral arguments on the defendants’ motion to dismiss. At the request of the District Court, on September 24, 2012, each side submitted a supplemental briefing on the defendants’ motion to dismiss. On January 17, 2014, the District Court granted a motion to dismiss, without prejudice, in the In re Harman International Industries, Inc. Securities Litigation. The Lead Plaintiff appealed this ruling to the U.S. Court of Appeals for the District of Columbia Circuit (the “Court of Appeals”) and, on June 23, 2015, the District Court’s ruling was reversed and remanded for further proceedings. On July 23, 2015, the defendants filed a motion for a rehearing en banc before the Court of Appeals, which was denied on August 26, 2015. The defendants filed a petition for a writ of certiorari seeking U.S. Supreme Court review on November 24, 2015. The defendants also filed a motion to stay discovery pending the disposition of their petition for a writ of certiorari on November 24, 2015, which was denied by the District Court on December 15, 2015.

Connected Car Supply Arrangements

We have arrangements with our Connected Car customers to provide infotainment products that meet predetermined technical specifications and delivery dates. In the event that we do not satisfy the performance obligations under these arrangements, we may be required to indemnify the customer. We accrue for any loss that we expect to incur under these arrangements when that loss is probable and can be reasonably estimated. For the three months ended December 31, 2015 and 2014, we recognized $0 of gains relating to losses we no longer expect to incur and $10.0 million of costs relating to delayed delivery of product to Connected Car customers, respectively. For the six months ended December 31, 2015 and 2014, we recognized $3.9 million of gains relating to losses we no longer expect to incur and $14.7 million of costs relating to delayed delivery of product to Connected Car customers, respectively. An inability to meet performance obligations on infotainment platforms to be delivered in future periods could adversely affect our results of operations, cash flows and financial condition in future periods.

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

Note 22 – Acquisitions

Southern Vision Systems, Inc.

On June 10, 2015 (the “SVSI Acquisition Date”), Harman Professional, Inc., our wholly-owned subsidiary, acquired all of the issued and outstanding shares of SVSI, a developer, manufacturer and marketer of audio/video over internet protocol products and services, for a total purchase price of $20.0 million, subject to certain adjustments (the “SVSI Adjustments”). On the SVSI Acquisition Date we paid $19.5 million which excludes $2.4 million for certain indemnification holdbacks. These holdbacks will be released within 18 months of the SVSI Acquisition Date if not used. The final SVSI Adjustments were finalized during the three months ended September 30, 2015 and we recorded an increase to the purchase price of approximately $0.1 million. The SVSI Acquisition is also subject to an earn-out of up to $10.0 million to be paid in fiscal years 2017, 2018 and 2019, based upon the achievement of certain contribution margin targets related to the sale of certain products through fiscal year 2018. Our preliminary estimate of the fair value of this contingent consideration liability is zero.

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

The total cost of the B&O Acquisition was allocated on a preliminary basis, subject to final allocation, to the assets acquired and liabilities assumed based on their fair values at the B&O Acquisition Date, as follows:

June 1, 2015
Accounts receivable	$9,338
Inventories	5,699
Other current assets	1,562

Current assets	16,599
Property, plant and equipment	7,594
Goodwill	12,240
Intangibles	129,700

Total assets	166,133

Accrued liabilities	960

Total current liabilities	960

Total liabilities	960

Net assets	$165,173

Based on our preliminary valuation, goodwill and intangibles were recorded in connection with the B&O Acquisition based on third-party valuations and management’s estimates for those acquired intangible assets. The valuation of the acquired net assets is subject to change as we obtain additional information for our estimates during the measurement period. The primary areas of those purchase price allocations that are not yet finalized relate to identifiable intangible assets and residual goodwill. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Of the $12.2 million of goodwill recognized, all is deductible for tax purposes. The Intangible assets balance relates to a customer relationship asset of $129.7 million with an approximate useful life of seven years. Expenses of $0.8 million were recognized in connection with this acquisition and are included in SG&A in our Condensed Consolidated Statement of Income for the fiscal year ended June 30, 2015. The operating results of B&O are included in our condensed consolidated financial statements from the B&O Acquisition Date within our Lifestyle Audio segment. Pro forma financial information has not been provided as the B&O Acquisition is not material to our results of operations.

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

The total cost of the STC Acquisition was allocated, on a preliminary basis, subject to final allocation, to the assets acquired and liabilities assumed based on their fair values at the STC Acquisition Date, as follows:

April 8, 2015
Cash and cash equivalents	$47,023
Accounts receivable	51,553
Other current assets	74,095

Current assets	172,671
Property, plant and equipment	24,954
Goodwill	604,567
Intangibles	202,900
Other assets	33,125

Total assets	1,038,217

Short-term debt	13,417
Accounts payable	4,469
Accrued liabilities	49,184

Total current liabilities	67,070
Long-term debt	120,847
Other non-current liabilities	87,166

Total liabilities	275,083
Non-controlling interest	17,461
Total liabilities and equity	292,544

Net assets	$745,673

Based on our preliminary valuation, goodwill and intangibles were recorded in connection with the STC Acquisition based on third-party valuations and management’s estimates for those acquired intangible assets. The valuation of the acquired net assets is subject to change as we obtain additional information for our estimates during the measurement period. The primary areas of those purchase price allocations that are not yet finalized relate to identifiable intangible assets and residual goodwill. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Of the $604.6 million of goodwill recognized, none is deductible for tax purposes. Intangible assets include customer relationships of $183.1 million with approximate useful lives ranging from 11 to 12 years, trade name of $14.6 million with an approximate useful life of nine months, technology of $4.2 million with an approximate useful life of three years, and a covenant not-to-compete of $1.0 million with an approximate useful life of four years. We revalued deferred revenue to fair value based on the remaining post-acquisition service obligation. Expenses of $13.8 million were recognized in connection with this acquisition and are included in SG&A in our Condensed Consolidated Statements of Income for the fiscal year ended June 30, 2015. The operating results of STC are included in our Connected Services segment. Pro forma financial information has not been provided as the STC Acquisition is not material to our results of operations.

Red Bend Ltd.

On February 26, 2015 (the “Redbend Acquisition Date”), Harman Becker Automotive Systems Manufacturing Kft, our indirect wholly-owned subsidiary, acquired all of the outstanding shares of Redbend, a provider of software management technology for connected devices, over-the-air software and firmware upgrading services, in a cash and stock transaction valued at approximately $195.3 million (the “Redbend Acquisition”), of which $71.0 million was paid in cash and $124.3 million was paid in shares of our common stock (the “Redbend Purchase Price”), subject to certain adjustments (the “Post-Closing Adjustment”). Approximately $5.6 million of third party debt was assumed and paid off at closing. The Redbend Acquisition is also subject to an earn-out of up to $30.0 million to be paid in the third quarter of fiscal year 2017, based upon the achievement of Redbend’s cumulative bookings target for awarded business from January 1, 2015 through December 31, 2016. Our preliminary estimate of the fair value of this contingent consideration liability is $16.7 million. Our final calculation of the Post-Closing Adjustment was $0.4 million, which was paid during the fiscal year ended June 30, 2015. Approximately $16.0 million of the Redbend Purchase Price was placed in escrow for certain indemnification matters which will be released within 18 months of the Redbend Acquisition Date if not used. In addition, $1.0 million was placed in an escrow to be used for the Post-Closing Adjustment, which was released in connection with our payment of the Post-Closing Adjustment. There were 897,424 shares of our common stock transferred, of which 839,287 shares were reissued from treasury shares and 58,137 shares were issued out of the 2012 Plan reserve, which were valued at $137.78 per share based upon the closing price of our common stock on the Redbend Acquisition Date.

Certain unvested stock options held by Redbend employees were cancelled and exchanged for unvested restricted stock units. We determined that approximately $0.6 million of the fair value of these awards issued were associated with pre-acquisition services and accordingly is included as part of the Redbend Purchase Price. Approximately $1.9 million of the fair value of these awards issued is associated with post-acquisition services and will be recorded as compensation expense over the remaining vesting period of these awards.

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

Based on our preliminary valuation, goodwill and intangibles were recorded in connection with the Redbend Acquisition based on third-party valuations and management’s estimates for those acquired intangible assets. The valuation of the acquired net assets is subject to change as we obtain additional information for our estimates during the measurement period. The primary areas of the purchase price allocations that are not yet finalized relate to identifiable intangible assets and residual goodwill. Goodwill was calculated as the excess of the Redbend Purchase Price over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Of the $187.1 million of goodwill recognized, none is deductible for tax purposes. Intangible assets include technology of $46.0 million with an approximate useful life of seven years, customer relationships of $4.0 million with an approximate useful life of five years and trade names of $0.3 million with an approximate useful life of ten months. As part of our purchase price allocation, we revalued existing deferred revenue to fair value based on the remaining post-acquisition service obligation. The total revaluation adjustment was $4.0 million and represented the value of services already rendered for which no future obligation to provide services remains. The operating results of Redbend are included in our Connected Services segment. Pro forma financial information has not been provided as the Redbend Acquisition is not material to our results of operations.

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

The total cost of the IPSG/VFX Acquisition was allocated to the assets acquired and liabilities assumed based on their fair values at the IPSG/VFX Acquisition Date, as follows:

December 30, 2014
Goodwill	$3,640
Intangibles	1,781

Total assets	5,421

Other non-current liabilities	456

Total liabilities	456

Net assets	$4,965

Based on our valuation, goodwill and intangibles were recorded in connection with the IPSG/VFX Acquisition based on management’s estimates for those acquired intangible assets. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Of the $3.6 million of goodwill recognized, all is deductible for tax purposes. Intangible assets included a $1.8 million technology asset with an approximate useful life of five years. Expenses of $0.3 million were recognized in connection with this acquisition and are included in SG&A in our Condensed Consolidated Statement of Income for the fiscal year ended June 30, 2015. The operating results of IPSG/VFX are included in our condensed consolidated financial statements within our Professional Solutions segment. Pro forma financial information has not been provided as the IPSG/VFX Acquisition is not material to our results of operations.

Measurement Period Adjustments

During the six months ended December 31, 2015, we recorded certain measurement period adjustments to the provisional values recorded as of June 30, 2015. The adjustments recorded during the six months ended December 31, 2015 and the balance sheet accounts impacted are as follows:

Balance Sheet Account:	Increase / (Decrease)
Other current assets	$(197)
Property, plant and equipment, net	(529)
Goodwill	71,130
Intangible assets, net	(117,049)
Other assets	(354)

Total Assets	$(46,999)

Accrued liabilities	$1,760
Other non-current liabilities	(48,268)
Total shareholders’ equity	(491)

Total Liabilities and Equity	$(46,999)

These adjustments primarily related to updated estimates, which resulted in a decrease in the estimated fair value of the STC customer relationship intangible asset and the related decrease in non-current deferred tax liability, and a reduction in our estimate of the contingent consideration liability recorded for IPSG/VFX.

These adjustments to the provisional amounts resulted in a cumulative reduction of $0 and $0.8 million in amortization expense, which was recorded during the three and six months ended December 31, 2015, respectively, and was related to the previous year.

Note 23 – Accounts Payable

Beginning in fiscal year 2015, we entered into an agreement with a third party to provide an accounts payable tracking system which allows participating suppliers to sell our payment obligations to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more of our payment obligations prior to their scheduled due dates, at a discounted price, to participating financial institutions. Our goal in entering into this agreement is to capture overall supplier savings, in the form of pricing and payment terms, created by facilitating the supplier’s ability to sell payment obligations, while providing them with greater working capital flexibility. We have no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. Our obligations to our suppliers, including amounts due and scheduled payment dates, are not impacted by a supplier’s decision to sell amounts under this arrangement, however; our right to offset balances due from suppliers against payment obligations is restricted by this agreement for those payment obligations that have been sold by suppliers. During the six months ended December 31, 2015, $199.2 million of our outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $88.6 million of those payment obligations to participating financial institutions.

Note 24 – Subsequent Events

Dividend Declaration

On January 28, 2016 we declared a cash dividend of $0.35 per share for the quarter ended December 31, 2015. The quarterly dividend will be paid on February 23, 2016 to each stockholder of record as of the close of business on February 8, 2016.

Agreement to Acquire TowerSec Ltd.

On January 4, 2016, we entered into an agreement to acquire all of the outstanding shares of TowerSec Ltd. (the “TowerSec Acquisition”), a global automotive cyber security company. The operating results of the TowerSec Acquisition will be included in our Connected Car segment. The TowerSec Acquisition is expected to close in the third quarter of fiscal year 2016.

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

We believe significant opportunities exist to grow our business in all of our business segments in emerging markets such as Brazil, Russia, India and China (“BRIC”). During the three months ended December 31, 2015, sales increased $22.6 million in these emerging markets to $287.0 million, an increase of 8.5 percent over the same period in the prior fiscal year. During the six months ended December 31, 2015, sales increased $8.8 million in these emerging markets to $487.5 million, an increase of 1.8 percent over the same period in the prior fiscal year.

We continue to roll out our global marketing campaign featuring some of the world’s most prominent organizations, artists, celebrities and athletes such as the National Basketball Association, Stephen Curry, Quincy Jones, Maroon 5, Linkin Park and Mariano Rivera, in order to increase brand awareness and support growth and market share gains across our entire business.

Critical Accounting Policies

Recently Adopted Accounting Standards

For the three and six months ended December 31, 2015, there were no significant changes to our critical accounting policies and estimates from those disclosed in the consolidated financial statements and the related notes included in our 2015 Annual Report, except for recently adopted accounting standards disclosed in Note 2 – New Accounting Standards in the Notes to the Condensed Consolidated Financial Statements for the three and six months ended December 31, 2015.

Recently Issued Accounting Standards

Refer to Note 2 – New Accounting Standards in the Notes to the Condensed Consolidated Financial Statements for a summary of recently issued accounting standards.

Results of Operations

Net Sales

Net sales for the three months ended December 31, 2015 were $1.772 billion compared to $1.584 billion in the same period in the prior year, an increase of 11.9 percent, or 18.7 percent excluding foreign currency translation. Net sales increased in our Connected Car, Lifestyle Audio and Connected Services segments. The increase was primarily due to higher take rates, stronger automotive production, and the expansion of recently launched platforms, the impact of our recent acquisitions, new product introductions and the expansion of global distribution channels in consumer audio, partially offset by unfavorable foreign currency translation of $90.6 million. Net sales decreased in our Professional Solutions segment primarily driven by unfavorable foreign currency translation and weakness in emerging markets particularly in Brazil and Russia. Refer to Note 2—Acquisitions in the Notes to the Consolidated Financial Statements in our 2015 Annual Report and Note 22—Acquisitions in the Notes to the Condensed Consolidated Financial Statements for more information on our acquisitions.

Net sales for the six months ended December 31, 2015 were $3.403 billion compared to $3.012 billion in the same period in the prior year, an increase of 13.0 percent, or 20.9 percent excluding foreign currency translation. Net sales increased in our Connected Car, Lifestyle Audio and Connected Services segments. The increase was primarily due to higher take rates, stronger automotive production, and the expansion of recently launched platforms, the impact of our recent acquisitions, new product introductions and the expansion of global distribution channels in consumer audio, partially offset by unfavorable foreign currency translation of $198.9 million. Net sales decreased in our Professional Solutions segment primarily driven by unfavorable foreign currency translation and weakness in emerging markets particularly in Brazil and Russia. Refer to Note 2—Acquisitions in the Notes to the Consolidated Financial Statements in our 2015 Annual Report and Note 22—Acquisitions in the Notes to the Condensed Consolidated Financial Statements for more information on our acquisitions.

A summary of our net sales by business segment is presented below:

	Three Months Ended December 31,				Six Months Ended December 31,
	2015	%	2014	%	2015	%	2014	%
Net sales:
Connected Car	$736,969	41.6%	$722,461	45.6%	$1,492,452	43.9%	$1,422,577	47.2%
Lifestyle Audio	625,146	35.3%	518,964	32.8%	1,087,429	32.0%	925,440	30.7%
Professional Solutions.	248,871	14.0%	267,358	16.9%	495,977	14.6%	521,795	17.3%
Connected Services	169,726	9.6%	73,555	4.6%	343,426	10.1%	141,204	4.7%
Other	0	0.0%	1,211	0.1%	39	0.0%	1,455	0.1%
Eliminations**	(8,555)	(0.5%)	0	0.0	(16,278)	(0.5%)	0	0.0

Total	$1,772,157	100%	$1,583,549	100%	$3,403,045	100%	$3,012,471	100%

**	Represents elimination of inter-segment activity

Connected Car – Net sales for the three months ended December 31, 2015 increased $14.5 million, or 2.0 percent, compared to the same period in the prior year, or 9.2 percent excluding foreign currency translation. The increase in net sales was driven by higher take rates, stronger automotive production, and the expansion of recently launched platforms, partially offset by unfavorable foreign currency translation of $47.8 million.

Net sales for the six months ended December 31, 2015 increased $69.9 million, or 4.9 percent, compared to the same period in the prior year, or 13.8 percent excluding foreign currency translation. The increase in net sales was driven by higher take rates, stronger automotive production, and the expansion of recently launched platforms, partially offset by unfavorable foreign currency translation of $110.5 million.

Lifestyle Audio – Net sales for the three months ended December 31, 2015 increased $106.2 million, or 20.5 percent, compared to the same period in the prior year, or 26.3 percent excluding foreign currency translation. The increase in net sales was driven by new product introductions and the expansion of global distribution channels in consumer audio, the impact of our recent acquisitions of certain automotive assets and liabilities of Bang & Olufsen A/S (“B&O”) and S1nn GmbH & Co. KG (“S1nn”) and higher take rates in car audio, partially offset by unfavorable foreign currency translation of $24.1 million.

Net sales for the six months ended December 31, 2015 increased $162.0 million, or 17.5 percent, compared to the same period in the prior year, or 23.9 percent excluding foreign currency translation. The increase in net sales was driven by new product introductions and the expansion of global distribution channels in consumer audio, the impact of our recent acquisitions of certain automotive assets and liabilities of B&O and S1nn, new program launches and higher take rates in car audio, partially offset by unfavorable foreign currency translation of $48.1 million.

Professional Solutions – Net sales for the three months ended December 31, 2015 decreased $18.5 million, or 6.9 percent, compared to the same period in the prior year, or decreased 3.8 percent excluding foreign currency translation. The decrease in net sales was primarily driven by unfavorable foreign currency translation of $8.7 million and weakness in emerging markets particularly Brazil and Russia.

Net sales for the six months ended December 31, 2015 decreased $25.8 million, or 4.9 percent, compared to the same period in the prior year, or decreased 1.3 percent excluding foreign currency translation. The decrease in net sales was primarily driven by unfavorable foreign currency translation of $19.2 million and weakness in emerging markets particularly Brazil and Russia.

Connected Services – Net sales for the three months ended December 31, 2015 increased $96.2 million, or 130.7 percent, compared to the same period in the prior year, or 166.7 percent excluding foreign currency translation. The increase in net sales was primarily driven by the expansion of our services portfolio with the acquisitions of STC and Redbend, partially offset by unfavorable foreign currency translation of $9.9 million.

Net sales for the six months ended December 31, 2015 increased $202.2 million, or 143.2 percent, compared to the same period in the prior year, or 186.0 percent excluding foreign currency translation. The increase in net sales was primarily driven by expansion of our services portfolio with the acquisitions of STC and Redbend, partially offset by unfavorable foreign currency translation of $21.1 million

Gross Profit

Gross profit as a percentage of net sales decreased 0.3 percentage points to 30.8 percent for the three months ended December 31, 2015 compared to 31.1 percent in the same period in the prior year. The decrease in overall gross profit as a percentage of net sales was driven by our Lifestyle Audio, Professional Solutions and Connected Services segments. In our Lifestyle Audio and Professional Solutions segments, our gross profit as a percentage of net sales decreased primarily due to a non-recurring reduction in duties and fees related to compliance with U.S. Customs. In our Connected Services segment, our gross profit as a percentage of net sales decreased due to unfavorable product mix. In our Connected Car segment, our gross profit as a percentage of net sales increased primarily due to improved leverage of fixed costs over a higher net sales base and lower warranty costs.

Gross profit as a percentage of net sales increased 0.2 percentage points to 30.3 percent for the six months ended December 31, 2015 compared to 30.1 percent in the same period in the prior year. The increase in overall gross profit as a percentage of net sales was driven by our Connected Car, Professional Solutions and Connected Services segments. In our Connected Car segment, our gross profit as a percentage of net sales increased due to improved leverage of fixed costs over a higher net sales base and lower warranty costs. In our Professional Solutions segment, our gross profit as a percentage of net sales increased due to lower manufacturing expenses. In our Connected Services segment, our gross profit as a percentage of net sales increased due to improved leverage of fixed costs. In our Lifestyle Audio segment, our gross profit as a percentage of net sales decreased primarily due to a non-recurring reduction in duties and fees related to compliance with U.S. Customs regulations in the same period in the prior year partially offset by improved leverage of fixed costs.

A summary of our gross profit by business segment is presented below:

	Three Months Ended December 31,				Six Months Ended December 31,
	2015	Percentage of Net Sales	2014	Percentage of Net Sales	2015	Percentage of Net Sales	2014	Percentage of Net Sales
Gross profit:
Connected Car	$182,957	24.8%	$175,148	24.2%	$360,770	24.2%	$339,003	23.8%
Lifestyle Audio	203,952	32.6%	179,468	34.6%	354,854	32.6%	309,735	33.5%
Professional Solutions	103,106	41.4%	111,391	41.7%	205,511	41.4%	214,859	41.2%
Connected Services	56,423	33.2%	25,859	35.2%	113,961	33.2%	42,750	30.3%
Other	71	*	1,300	*	115	*	1,451	*
Eliminations**	(1,417)	*	0	*	(2,721)	*	0	*

Total	$545,092	30.8%	$493,166	31.1%	$1,032,490	30.3%	$907,798	30.1%

*	Percent not meaningful.
**	Represents elimination of inter-segment activity

Connected Car – Gross profit as a percentage of net sales increased 0.6 percentage points to 24.8 percent for the three months ended December 31, 2015 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was due to improved leverage of fixed costs over a higher net sales base and lower warranty costs.

Gross profit as a percentage of net sales increased 0.4 percentage points to 24.2 percent for the six months ended December 31, 2015 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was due to improved leverage of fixed costs over a higher net sales base and lower warranty costs.

Lifestyle Audio – Gross profit as a percentage of net sales decreased 2.0 percentage points to 32.6 percent for the three months ended December 31, 2015 compared to the same period in the prior year. The decrease in gross profit as a percentage of net sales was due to a non-recurring reduction of $12.6 million in duties and fees related to compliance with U.S. Customs regulations in the same period in the prior year partially offset by improved leverage of fixed costs over a higher net sales base.

Gross profit as a percentage of net sales decreased 0.9 percentage points to 32.6 percent for the six months ended December 31, 2015 compared to the same period in the prior year. The decrease in gross profit as a percentage of net sales was due to a non-recurring reduction of $12.6 million in duties and fees related to compliance with U.S. Customs regulations in the same period in the prior year partially offset by improved leverage of fixed costs over a higher net sales base and productivity initiatives.

Professional Solutions – Gross profit as a percentage of net sales decreased 0.3 percentage points to 41.4 percent for the three months ended December 31, 2015 compared to the same period in the prior year. The decrease in gross profit as a percentage of net sales was due to a non-recurring reduction of $3.3 million in duties and fees related to compliance with U.S. Customs regulations in the same period in the prior year partially offset by lower manufacturing expenses.

Gross profit as a percentage of net sales increased 0.2 percentage points to 41.4 percent for the six months ended December 31, 2015 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was primarily due to lower manufacturing expenses partially offset by a non-recurring reduction of $3.3 million in duties and fees related to compliance with U.S. Customs regulations in the same period in the prior year.

Connected Services – Gross profit as a percentage of net sales decreased 2.0 percentage points to 33.2 percent for the three months ended December 31, 2015 compared to the same period in the prior year. The decrease in gross profit as a percentage of net sales was due to unfavorable product mix.

Gross profit as a percentage of net sales increased 2.9 percentage points to 33.2 percent for the six months ended December 31, 2015 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was due to improved leverage of fixed costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $385.9 million for the three months ended December 31, 2015 compared to $344.4 million in the same period in the prior year, an increase of $41.5 million. As a percentage of net sales, SG&A increased 0.1 percentage points in the three months ended December 31, 2015 compared to the same period in the prior year. The increase in SG&A was primarily in support of increased net sales, the inclusion of our recent acquisitions in the current year SG&A and the related amortization expense, and higher RD&E, partially offset by lower restructuring expenses, lower costs associated with estimated indemnifications related to Connected Car supply arrangements and favorable foreign currency translation of $18.5 million. RD&E increased $13.9 million to $103.1 million, or 5.8 percent of net sales in the three months ended December 31, 2015, compared to $89.2 million, or 5.6 percent of net sales in the same period in the prior year primarily due to higher gross spending to support new product introductions partially offset by higher customer reimbursements and favorable foreign currency translation of $5.3 million.

SG&A were $741.9 million for the six months ended December 31, 2015 compared to $643.3 million in the same period in the prior year, an increase of $98.6 million. As a percentage of net sales, SG&A increased 0.4 percentage points in the six months ended December 31, 2015 compared to the same period in the prior year. The increase in SG&A was primarily in support of increased net sales, the inclusion of our recent acquisitions in the current year SG&A and the related amortization expense, and higher RD&E, partially offset by lower restructuring expenses, lower costs associated with estimated indemnifications related to Connected Car supply arrangements and favorable foreign currency translation of $37.5 million. RD&E increased $31.0 million to $211.0 million, or 6.2 percent of net sales in the six months ended December 31, 2015, compared to $180.1 million, or 6.0 percent of net sales in the same period in the prior year primarily due to higher gross spending to support new product introductions partially offset by higher customer reimbursements and favorable foreign currency translation of $13.3 million.

A summary of SG&A by business segment is presented below:

	Three Months Ended December 31,				Six Months Ended December 31,
	2015	Percentage of Net Sales	2014	Percentage of Net Sales	2015	Percentage of Net Sales	2014	Percentage of Net Sales
SG&A:
Connected Car	$98,690	13.4%	$98,449	13.6%	$189,285	12.7%	$189,658	13.3%
Lifestyle Audio	120,935	19.3%	124,692	24.0%	224,144	20.6%	205,886	22.2%
Professional Solutions	79,155	31.8%	75,571	28.3%	155,874	31.4%	155,774	29.9%
Connected Services	51,556	30.4%	10,849	14.7%	103,903	30.3%	22,141	15.7%
Other	37,020	*	34,848	*	71,385	*	69,799	*
Eliminations **	(1,417)	*	0	*	(2,721)	*	0	*

Total	$385,939	21.8%	$344,409	21.7%	$741,870	21.8%	$643,258	21.4%

*	Percent not meaningful.
**	Represents elimination of inter-segment activity

Connected Car – SG&A increased $0.2 million to $98.7 million for the three months ended December 31, 2015 compared to the same period in the prior year. The increase in SG&A was primarily in support of increased net sales partially offset by lower costs associated with estimated indemnifications related to Connected Car supply arrangements and favorable foreign currency translation of $7.4 million. As a percentage of net sales, SG&A decreased 0.2 percentage points to 13.4 percent for the three months ended December 31, 2015 compared to the same period in the prior year. RD&E increased $1.1 million to $45.1 million, or 6.1 percent of net sales in the three months ended December 31, 2015, compared to $44.0 million, or 6.1 percent of net sales, in the same period in the prior year primarily due to higher gross spending to support new product introductions partially offset by higher customer reimbursements and favorable foreign currency translation of $3.9 million.

SG&A decreased $0.4 million to $189.3 million for the six months ended December 31, 2015 compared to the same period in the prior year. The decrease in SG&A was primarily due to lower costs associated with estimated indemnifications related to Connected Car supply arrangements, lower restructuring expenses, and favorable foreign currency translation of $16.9 million, partially offset by higher RD&E. As a percentage of net sales, SG&A decreased 0.6 percentage points to 12.7 percent for the six months ended December 31, 2015 compared to the same period in the prior year. RD&E increased $3.3 million to $94.3 million, or 6.3 percent of net sales in the six months ended December 31, 2015, compared to $91.1 million, or 6.4 percent of net sales, in the same period in the prior year primarily due to higher gross spending to support new product introductions partially offset by higher customer reimbursements and favorable foreign currency translation of $9.8 million.

Lifestyle Audio – SG&A decreased $3.8 million to $120.9 million for the three months ended December 31, 2015 compared to the same period in the prior year. The decrease in SG&A was primarily related to lower restructuring expenses and favorable foreign currency translation of $5.2 million partially offset by higher RD&E to support several new car audio programs and the inclusion of our recent acquisition of certain automotive assets and liabilities of B&O. As a percentage of net sales, SG&A decreased 4.7 percentage points to 19.3 percent for the three months ended December 31, 2015 compared to the same period in the prior year. RD&E increased $8.2 million to $27.5 million, or 4.4 percent of net sales, in the three months ended December 31, 2015 compared to $19.4 million, or 3.7 percent of net sales in the same period in the prior year due to higher gross spending to support new product introductions and the inclusion of our recent acquisitions.

SG&A increased $18.3 million to $224.1 million for the six months ended December 31, 2015 compared to the same period in the prior year. The increase in SG&A was primarily related to higher RD&E to support several new car audio programs and the inclusion of our recent acquisition of certain automotive assets and liabilities of B&O, partially offset by favorable foreign currency translation of $10.3 million. As a percentage of net sales, SG&A decreased 1.6 percentage points to 20.6 percent for the six months ended December 31, 2015 compared to the same period in the prior year. RD&E increased $18.2 million to $55.1 million, or 5.1 percent of net sales, in the six months ended December 31, 2015 compared to $36.9 million, or 4.0 percent of net sales in the same period in the prior year due to higher gross spending to support new product introductions and the inclusion of our recent acquisitions partially offset by favorable foreign currency translation of $0.8 million.

Professional Solutions – SG&A increased $3.6 million to $79.2 million for the three months ended December 31, 2015, compared to the same period in the prior year. The increase in SG&A was primarily due to higher restructuring expenses partially offset by favorable foreign currency translation of $2.2 million and lower RD&E. As a percentage of net sales, SG&A increased 3.5 percentage points to 31.8 percent for the three months ended December 31, 2015 compared to the same period in the prior year. RD&E decreased $0.8 million to $16.5 million, or 6.6 percent of net sales, in the three months ended December 31, 2015 compared to $17.3 million, or 6.5 percent of net sales, in the same period in the prior year.

SG&A increased $0.1 million to $155.9 million for the six months ended December 31, 2015, compared to the same period in the prior year. The increase in SG&A was primarily due to higher amortization expense related to our recent acquisitions partially offset by lower restructuring expenses and favorable foreign currency translation of $5.2 million. As a percentage of net sales, SG&A increased 1.5 percentage points to 31.4 percent for the six months ended December 31, 2015 compared to the same period in the prior year. RD&E decreased $0.1 million to $34.3 million, or 6.9 percent of net sales, in the six months ended December 31, 2015 compared to $34.4 million, or 6.6 percent of net sales, in the same period in the prior year. Additionally, RD&E foreign currency translation was $0.9 million favorable.

Connected Services – SG&A increased $40.7 million to $51.6 million for the three months ended December 31, 2015 compared to the same period in the prior year primarily due to the acquisitions of STC and Redbend and higher RD&E partially offset by favorable foreign currency translation of $3.5 million. As a percentage of net sales, SG&A increased 15.7 percentage points to 30.4 percent for the three months ended December 31, 2015 compared to the same period in the prior year primarily driven by the expansion of our services portfolio. RD&E increased $6.0 million to $11.2 million, or 6.6 percent of net sales in the three months ended December 31, 2015 compared to $5.2 million, or 7.1 percent of net sales, in the same period in the prior year primarily due to the acquisition of Redbend partially offset by favorable foreign currency translation of $1.0 million.

SG&A increased $81.8 million to $103.9 million for the six months ended December 31, 2015 compared to the same period in the prior year primarily due to the acquisitions of STC and Redbend and higher RD&E partially offset by favorable foreign currency translation of $4.8 million. As a percentage of net sales, SG&A increased 14.6 percentage points to 30.3 percent for the six months ended December 31, 2015 compared to the same period in the prior year primarily driven by the expansion of our services portfolio. RD&E increased $10.2 million to $21.6 million, or 6.3 percent of net sales in the six months ended December 31, 2015 compared to $11.4 million, or 8.1 percent of net sales, in the same period in the prior year primarily due to the acquisition of Redbend partially offset by favorable foreign currency translation of $1.9 million.

Other – Other SG&A includes compensation, benefit and occupancy costs for corporate employees, new technology innovation and expenses associated with our corporate brand identity campaign. Other SG&A increased $2.2 million to $37.0 million in the three months ended December 31, 2015 compared to the same period in the prior year primarily due to higher stock compensation expenses, increased investments in marketing and higher RD&E. Other SG&A increased $1.6 million to $71.4 million in the six months ended December 31, 2015 compared to the same period in the prior year primarily due to increased investments in marketing, higher RD&E and higher stock compensation expenses.

Restructuring

Our restructuring program that is designed to improve our global footprint, cost structure, technology portfolio, human resources and internal processes continues. For the three and six months ended December 31, 2015 and 2014, we continued to refine existing programs and launched significant new programs focused on achieving further productivity improvements to: (i) optimize certain research and development, supply chain and administrative functions; (ii) outsource certain manufacturing capabilities; (iii) divest or sublease facilities no longer needed to support current operations; and (iv) relocate certain functions to best cost countries.

A summary and components of our restructuring initiatives are presented below and include accruals for new programs as well as revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Severance Related Costs	Third Party Contractor Termination Costs	Facility Closure and Other Related Costs	Asset Impairments(1)	Total
Liability, June 30, 2015	$60,789	$0	$4,590	$0	$65,379
Expense (2)	1,112	372	629	3,964	6,077
Accumulated depreciation offset	0	0	0	(3,964)	(3,964)
Payments	(26,924)	0	(1,130)	0	(28,054)
Foreign currency translation	(1,041)	(7)	2	0	(1,046)

Liability, December 31, 2015	$33,936	$365	$4,091	$0	$38,392

Liability, June 30, 2014	$54,157	$0	$30,262	$0	$84,419
Expense (2)	27,911	36	1,208	2,785	31,940
Accumulated depreciation offset	0	0	0	(2,785)	(2,785)
Payments	(11,516)	0	(17,996)	0	(29,512)
Foreign currency translation	(6,388)	0	(1,948)	0	(8,336)

Liability, December 31, 2014	$64,164	$36	$11,526	$0	$75,726

(1)	Credits related to restructuring charges for accelerated depreciation and inventory provisions are recorded against the related assets in Property, plant and equipment, net or Inventories in our Condensed Consolidated Balance Sheets and do not impact the restructuring liability.
(2)	Restructuring expenses noted above are primarily in SG&A in our Condensed Consolidated Statements of Income. Asset impairments which consist of accelerated depreciation and inventory provisions are primarily in Cost of sales in our Condensed Consolidated Statements of Income.

Restructuring liabilities are recorded in Accrued liabilities and Other non-current liabilities in our Condensed Consolidated Balance Sheets.

Restructuring expenses by reporting business segment are presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Connected Car	$(443)	$(161)	$(1,237)	$(171)
Lifestyle Audio	867	23,335	1,174	25,150
Professional Solutions	2,522	517	2,176	4,244
Connected Services	0	0	0	0
Other	0	(68)	0	(68)

Total	2,946	23,623	2,113	29,155
Asset Impairments	1,940	1,391	3,964	2,785

Total	$4,886	$25,014	$6,077	$31,940

Goodwill

Goodwill was $1.35 billion at December 31, 2015 compared with $1.29 billion at June 30, 2015. The increase in goodwill in the six months ended December 31, 2015 versus June 30, 2015 was primarily associated with the following: increases of $75.2 million and $0.1 million in connection with the acquisitions of STC and RedBend, respectively, and decreases of $4.3 million and $0.9 million in connection with the acquisitions of I.P.S.G International Product Solution Group Pty Ltd. and VFX Systems Pty Ltd. (collectively “IPSG/VFX”) and certain automotive assets and liabilities of B&O, respectively, partially offset by unfavorable foreign currency translation of $9.5 million.

As more fully discussed in Note 18 – Business Segment Data and in Note 8 - Goodwill and Intangible Assets, Net in the Notes to the Condensed Consolidated Financial Statements, we revised our segment and reporting unit structure effective July 1, 2015.

The changes in the carrying amount of goodwill by business segment for the six months ended December 31, 2015 were as follows:

	Connected Car	Lifestyle Audio	Professional Solutions	Connected Services	Other	Total
Balance, June 30, 2015	$24,422	$159,088	$387,861	$529,367	$186,442	$1,287,180
Realignment adjustments(1)	(3,673)	(6,738)	0	196,853	(186,442)	0

Balance, June 30, 2015 – adjusted	20,749	152,350	387,861	726,220	0	1,287,180
Acquisitions and adjustments(2)	0	(925)	(4,264)	75,296	0	70,107
Other adjustments(3)	(472)	(2,963)	(3,561)	(2,490)	0	(9,486)

Balance, December 31, 2015	$20,277	$148,462	$380,036	$799,026	$0	$1,347,801

(1)	The realignment adjustments reallocate our goodwill based on our new reporting structure based on the relative fair value of each reporting unit.
(2)	Refer to Note 22—Acquisitions for more information.
(3)	The other adjustments to goodwill primarily consist of foreign currency translation adjustments.

We did not recognize any goodwill impairment charges in our Condensed Consolidated Statements of Income in the three and six months ended December 31, 2015 and 2014.

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

Operating Income

Operating income for the three months ended December 31, 2015 was $159.2 million, or 9.0 percent of net sales, compared to operating income of $148.8 million, or 9.4 percent of net sales, in the same period in the prior year. The increase in operating income was primarily due to the impact of our recent acquisitions, higher leverage of fixed costs based on higher sales volumes, favorable product mix and lower restructuring expenses, partially offset by higher SG&A in support of increased net sales and our recent acquisitions and higher RD&E.

Operating income for the six months ended December 31, 2015 was $290.6 million, or 8.5 percent of net sales, compared to operating income of $264.5 million, or 8.8 percent of net sales, in the same period in the prior year. The increase in operating income was primarily due to the impact of our recent acquisitions, higher leverage of fixed costs based on higher sales volumes, favorable product mix and lower restructuring expenses, partially offset by higher SG&A in support of increased net sales and our recent acquisitions and higher RD&E.

Interest Expense, Net

Interest expense is reported net of interest income in our Condensed Consolidated Statements of Income. Interest expense, net was $7.7 million and $2.2 million for the three months ended December 31, 2015 and 2014, respectively. Gross interest expense was $8.6 million and $2.7 million for the three months ended December 31, 2015 and 2014, respectively. The non-cash portion of gross interest expense was $0.7 million and $0.6 million for the three months ended December 31, 2015 and 2014, respectively. The cash portion of gross interest expense was $7.9 million and $2.1 million in the three months ended December 31, 2015 and 2014, respectively. Interest income was $0.9 million and $0.5 million for the three month periods ended December 31, 2015 and 2014, respectively.

Interest expense, net was $15.9 million and $4.9 million for the six months ended December 31, 2015 and 2014, respectively. Gross interest expense was $17.4 million and $5.8 million for the six months ended December 31, 2015 and 2014, respectively. The non-cash portion of gross interest expense was $1.4 million and $1.1 million for the six months ended December 31, 2015 and 2014, respectively. The cash portion of gross interest expense was $16.0 million and $4.7 million in the six months ended December 31, 2015 and 2014, respectively. Interest income was $1.5 million and $0.9 million for the six month periods ended December 31, 2015 and 2014, respectively.

Non-cash interest expense for the three and six months ended December 31, 2015 relates to the amortization of the debt discount and debt issuance costs on the Euro-denominated 2.000 percent senior notes due 2022 (the “2.000 Percent Senior Notes”) issued on May 27, 2015 and the U.S. Dollar denominated 4.150 percent senior notes due 2025 (the “4.150 Percent Senior Notes”) issued on May 11, 2015 and the amortization of debt issuance costs on the Multi-Currency Credit Agreement entered into on March 26, 2015 by and among Harman, Harman Holding GmbH & Co. KG (“Harman KG”) and a group of banks (the “2015 Credit Agreement”). Non-cash interest expense for the three and six months ended December 31, 2014 relates to the amortization of debt issuance costs on the Multi-Currency Credit Agreement, dated as of October 10, 2012 entered into by and among Harman, Harman KG and a group of banks (the “2013 Credit Agreement”).

Cash interest expense for the three and six months ended December 31, 2015 primarily relates to interest on the 2.000 Percent Senior Notes, the 4.150 Percent Senior Notes, the 2015 Credit Agreement and our short-term borrowings. Cash interest expense for the three and six months ended December 31, 2014 primarily relates to interest on the 2013 Credit Agreement and our short-term borrowings.

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

Miscellaneous, Net

Miscellaneous, net expenses were $4.4 million and $2.3 million for the three months ended December 31, 2015 and 2014, respectively, and were $8.4 million and $4.6 million for the six months ended December 31, 2015 and 2014, respectively. During the three and six months ended December 31, 2015, Miscellaneous, net expenses primarily consisted of bank charges, interest expense related to a disputed claim and accretion of certain acquisition consideration liabilities which are payable in the future. During the three and six months ended December 31, 2014, Miscellaneous, net expenses primarily consisted of bank charges and interest expense related to a disputed claim.

Income Tax Expense, Net

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income. Income tax expense for the three months ended December 31, 2015 and 2014 was $33.1 million and $29.1 million, respectively. The effective tax rate for the three months ended December 31, 2015 and 2014 was 22.6 percent and 20.0 percent, respectively. The increase in the effective tax rate for the three months ended December 31, 2015 compared to the same period in the prior year was primarily due to higher income in the U.S. that is taxed at higher rates than our key foreign jurisdictions.

Income tax expense for the six months ended December 31, 2015 and 2014 was $66.6 million and $56.9 million, respectively. The effective tax rate for the six months ended December 31, 2015 and 2014 was 24.9 percent and 22.2 percent, respectively. The increase in the effective tax rate for the six months ended December 31, 2015 compared to the same period in the prior year was primarily due to higher income in the U.S. that is taxed at higher rates than our key foreign jurisdictions.

We have net deferred tax assets of $64.7 million primarily consisting of deferred deductions, research and experimentation credits, and foreign tax credits. We have evaluated all available evidence, both positive and negative, and based on the weight of all available evidence we continue to believe that our net deferred tax assets are fairly reflected in our Condensed Consolidated Balance Sheets. If the results of our operations do not meet our current expectations, our net deferred tax assets may become impaired.

As of December 31, 2015 unrecognized tax benefits and the related interest were $57.1 million and $2.5 million, respectively, all but $6.0 million of which would affect the tax rate if recognized. During the three months ended December 31, 2015, $1.5 million of tax reserves were established on new uncertain tax positions and $2.8 million of tax reserves were reduced based on a settlement with the German tax authorities. Related interest on prior year exposures was decreased by $1.6 million primarily related to the German tax audit settlement. During the six months ended December 31, 2015, $1.4 million of tax reserves were established on new uncertain tax positions and $2.8 million of tax reserves were reduced based on a settlement with the German tax authorities. Related interest on prior year exposures was decreased by $1.5 million primarily related to the German tax audit settlement.

Financial Condition

Liquidity and Capital Resources

We primarily finance our working capital requirements through cash generated by operations, the 2015 Credit Agreement, and trade credit. Cash and cash equivalents were $437.5 million at December 31, 2015 compared to $649.5 million at June 30, 2015. During the six months ended December 31, 2015, our cash and cash equivalents balance decreased $212.0 million. The decrease in cash was due to net cash utilized in operating activities, capital expenditures, dividends, repurchases of common stock under our board authorized share buyback programs and related to our share-based compensation arrangements and repayments of long-term debt. We also used cash to make investments in our manufacturing facilities, fund product development and meet the working capital needs of our business segments.

We believe that our existing cash and cash equivalents of $437.5 million at December 31, 2015, together with our expected future operating cash flows, and our availability of $937.2 million under the 2015 Credit Agreement, will be sufficient to cover our working capital needs, debt service, income tax payments, capital expenditures, including major investments related to manufacturing and research facilities in emerging markets, acquisitions, purchase commitments, restructuring projects, share buybacks and quarterly dividends for at least the next 12 months.

Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and maintain access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors beyond our control. We earn a significant amount of our operating income outside the U.S., the majority of which is deemed to be permanently reinvested in foreign jurisdictions. For at least the next 12 months, we have sufficient cash in the U.S., availability under the 2015 Credit Agreement and forecasted domestic cash flow to sustain our operating activities and cash commitments for investing and financing activities, such as quarterly dividends, share buybacks and the repayment of debt. In addition, we expect existing foreign cash and cash equivalents and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months. As of December 31, 2015, Cash and cash equivalents of $100.3 million were held in the U.S. and Cash and cash equivalents of $337.2 million were held by us in foreign jurisdictions. As of June 30, 2015, Cash and cash equivalents of $196.3 million were held in the U.S. and Cash and cash equivalents of $453.2 million were held by us in foreign jurisdictions. Below is a more detailed discussion of our cash flow activities during the six months ended December 31, 2015 compared to the same period in the prior fiscal year.

Operating Activities

For the six months ended December 31, 2015, our net cash provided by operations was $19.8 million compared to $224.0 million in the same period in the prior year. The decrease in operating cash flows compared to the same period in the prior year was primarily due to increases in inventories and decreases in accounts payable, partially offset by higher amortization. At December 31, 2015, working capital, excluding cash and short-term debt, was $446.2 million, compared with $113.7 million at June 30, 2015. The increase was primarily due to higher inventory and other current assets and lower accounts payable and income taxes payable.

Investing Activities

Net cash used in investing activities was $86.9 million for the six months ended December 31, 2015, compared to $62.1 million in the same period in the prior year. The increase in net cash used in investing activities compared to the same period in the prior year was primarily due to higher capital expenditures in the current year. Capital expenditures for the six months ended December 31, 2015 were $87.4 million, in support of new Connected Car and Lifestyle Audio awards, compared to $62.8 million for the same period in the prior year. We expect that capital expenditures as a percentage of sales for fiscal year 2016 will remain in line with fiscal year 2015 levels.

Financing Activities

Net cash used in financing activities was $133.1 million for the six months ended December 31, 2015, compared to $197.1 million in the same period in the prior year. The decrease in cash used in financing activities was primarily due to lower repayments of debt in the current year and lower repurchases of common stock related to our share-based compensation arrangements partially offset by higher repurchases of common stock related to our board authorized share buyback programs.

Issuance of 2.000 Percent Senior Notes

On May 27, 2015, we completed a public offering of €350.0 million in aggregate principal amount of the 2.000 Percent Senior Notes, issued by Harman Finance International, S.C.A. (“Harman Finance”), which are fully and unconditionally guaranteed by Harman. Harman Finance is a wholly-owned finance subsidiary and has no independent activities, assets or operations other than in connection with the 2.000 Percent Senior Notes. The 2.000 Percent Senior Notes bear interest at a rate of 2.000 percent per year, payable annually in arrears on May 27 of each year, commencing on May 27, 2016 and will mature on May 27, 2022. The 2.000 Percent Senior Notes were issued at 99.613 percent of par value, reflecting a discount of €1.4 million to the aggregate principal amount, which is being amortized to Interest expense, net in our Condensed Consolidated Statements of Income using the effective interest method, over the term of the 2.000 Percent Senior Notes. We incurred €2.6 million of debt issuance costs in connection with the 2.000 Percent Senior Notes which are being amortized to Interest expense, net in our Condensed Consolidated Statements of Income using the effective interest method, over the term of the 2.000 Percent Senior Notes. The net proceeds from the issuance of the 2.000 Percent Senior Notes were €346.0 million, net of the discount and debt issuance costs. The effective interest related to the 2.000 Percent Senior Notes, based on the net proceeds received is 2.060 percent. The 2.000 Percent Senior Notes were issued under an indenture, dated as of May 27, 2015, by and between Harman Finance, Harman, as guarantor, and a trustee, as supplemented by the first supplemental indenture, dated as of May 27, 2015, by and among Harman Finance, Harman, as guarantor, and a trustee (as supplemented, the “2.000 Percent Senior Notes Indenture”). All payments of interest and principal, including payments made upon any redemption of the 2.000 Percent Senior Notes, will be made in Euros, subject to certain exceptions if the Euro is unavailable.

We used the net proceeds from the offering of the 2.000 Percent Senior Notes to repay a portion of indebtedness outstanding under the 2015 Credit Agreement and the financing of our acquisition of certain automotive assets and liabilities of B&O, with the balance used for general corporate purposes. Refer to Note 22 – Acquisitions in the Notes to the Condensed Consolidated Financial Statements for more information.

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

At December 31, 2015 and June 30, 2015, there was approximately $258.1 million and $283.1 million, respectively, of outstanding borrowings, which are included in our Condensed Consolidated Balance Sheets as Borrowings under revolving credit facility. At December 31, 2015 and June 30, 2015 there were $4.7 million and $4.8 million, respectively, of outstanding letters of credit under the 2015 Credit Agreement. At December 31, 2015 and June 30, 2015, unused available credit under the 2015 Credit Agreement was $937.2 million and $912.1 million, respectively. In connection with the 2015 Credit Agreement, we incurred $3.0 million of fees and other expenses, which are included within Other assets in our Condensed Consolidated Balance Sheets at December 31, 2015 and June 30, 2015. These costs are amortized over the term of the 2015 Credit Agreement to Interest expense, net in our Condensed Consolidated Statements of Income on a straight-line basis.

At December 31, 2015, long-term debt maturing in each of the next five fiscal years and thereafter is as follows:

2016	$2,308
2017	3,877
2018	2,967
2019	2,022
2020	1,625
Thereafter	1,039,985

Total	$1,052,784

Our existing debt agreements contain provisions that limit our operating and financing activities. The 2015 Credit Agreement contains certain negative covenants that limit, among other things, our ability to permit certain of our subsidiaries to incur debt and the ability of us and our subsidiaries to incur liens, make fundamental changes (including selling all or substantially all of our assets), undertake transactions with affiliates and undertake sale and leaseback transactions. The 2.000 Percent Senior Notes Indenture and the 4.150 Percent Senior Notes Indenture contain covenants that, subject to certain exceptions, limit our ability to incur indebtedness secured by principal properties, enter into certain sale and leaseback transactions with respect to principal properties and enter into certain mergers, consolidations and transfers of all or substantially all of the assets of Harman. In addition, the 2015 Credit Agreement contains more restrictive financial covenants that require us to maintain compliance with specified financial ratios. We may have to curtail some of our operations to maintain compliance with the covenants in our existing debt agreements. A violation of any of these covenants could result in a default under our debt agreements, which could permit the acceleration of the repayment of any borrowings outstanding and/or the holders of the notes to direct the trustee to accelerate repayment of amounts outstanding under the notes. A default or acceleration under our debt agreements would result in increased capital costs and could adversely affect our ability to operate our business and our results of operations and financial condition. As of December 31, 2015, we were in compliance with all of the covenants contained in the 2015 Credit Agreement, the 2.000 Percent Senior Notes Indenture and the 4.150 Percent Senior Notes Indenture.

Equity

Total shareholders’ equity at December 31, 2015 was $2.464 billion compared with $2.393 billion at June 30, 2015. The increase is primarily due to higher net income, offset by unfavorable foreign currency translation, treasury stock repurchases and dividends to shareholders.

Off-Balance Sheet Arrangements

We utilize off-balance sheet arrangements in our operations when we enter into operating leases for land, buildings and equipment in the normal course of business, which are not included in our Condensed Consolidated Balance Sheets. In addition, we had outstanding letters of credit of $4.7 million and $4.8 million at December 31, 2015 and June 30, 2015, respectively, which were not included in our Condensed Consolidated Balance Sheets.

Share Buyback Program

On October 28, 2014, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock over a three year period (the “2014 Buyback Program”). The 2014 Buyback Program allows us to purchase shares of our common stock in accordance with applicable securities laws on the open market or through privately negotiated transactions during the authorized three year period. The 2014 Buyback Program may be suspended or discontinued at any time. We will determine the timing and the amount of any repurchases based on an evaluation of market conditions, share price, other growth opportunities and other factors. On June 18, 2015, we entered into a repurchase plan with an external broker that provides the structure under which the program will be facilitated. During the three and six months ended December 31, 2015, we repurchased 123,850 shares and 494,550 shares at a cost of $12.9 million and $50.0 million, respectively, for a total cumulative buyback of 494,550 shares at a cost of $50.0 million under the 2014 Buyback Program.

Business Outlook

Our future outlook is largely dependent upon global macroeconomic conditions. Our strong first half results were in-line with our expectations. While we are closely monitoring macroeconomic developments, at this time, we are on track to deliver on our full year plan. We believe that current consumer discretionary spending levels, automotive production rates and projected increased take rates for our automotive products, will continue to support double digit growth in constant currency within our Connected Car and Lifestyle Audio segments. Our Professional Solutions segment primarily sells in U.S. Dollars, making our products more expensive for customers in several global markets. To mitigate this impact we continue to launch new innovative products and pursue certain discount programs. Additionally, we are re-aligning the Professional Solutions segment sales structure to better capitalize on our unique end-to-end solutions. Our recent acquisition of STC provides diversification of the customer base and moderation of the business cycle. We remain committed to our investment plans in the areas of RD&E and marketing programs, driving growth through increased consumer awareness for our innovative new product introductions. We also remain committed to pursuing incremental productivity and restructuring programs, which are expected to provide an accelerated rate of earnings growth in future years. Capital expenditures as a percentage of sales are expected to remain in line with fiscal year 2015 levels.

Subsequent Events

Dividend Declaration

On January 28, 2016 we declared a cash dividend of $0.35 per share for the quarter ended December 31, 2015. The quarterly dividend will be paid on February 23, 2016 to each stockholder of record as of the close of business on February 8, 2016.

Agreement to Acquire TowerSec Ltd.

On January 4, 2016, we entered into an agreement to acquire all of the outstanding shares of TowerSec Ltd. (the “TowerSec Acquisition”), a global automotive cyber security company. The operating results of the TowerSec Acquisition will be included in our Connected Car segment. The TowerSec Acquisition is expected to close in the third quarter of fiscal year 2016.

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

Interest Rate Sensitivity/Risk

At December 31, 2015, interest on approximately 25 percent of our borrowings was determined on a variable rate basis. The interest rates on the balances of our debt, cash and cash equivalents are subject to changes in U.S. and European short-term interest rates. To assess exposure to interest rate changes, we have performed a sensitivity analysis assuming a hypothetical 100 basis point increase or decrease in interest rates across all outstanding variable rate debt and investments. Our analysis indicates that the effect on net income for the three months ended December 31, 2015 of such an increase or decrease in interest rates would be approximately $0.4 million.

Foreign Currency Risk

We maintain significant operations in Germany, China, Hungary, the United Kingdom, the Netherlands, India, and Brazil. As a result, we are subject to market risks arising from changes in these foreign currency exchange rates, principally the change in the value of the Euro versus the U.S. Dollar. Refer to Note 13 – Derivatives in the Notes to the Condensed Consolidated Financial Statements for additional discussion on our financial risk management. Changes in currency exchange rates, principally the change in the value of the Euro compared to the U.S. Dollar have an impact on our reported results when the financial statements of foreign subsidiaries are translated into U.S. Dollars. Approximately 37 percent of our sales are denominated in Euros. The average exchange rate for the Euro versus the U.S. Dollar for the six months ended December 31, 2015 decreased 14 percent from the same period in the prior fiscal year.

We presently estimate the effect on fiscal year 2016 income before income taxes, based upon a recent estimate of foreign exchange translation exposure (translating the operating performance of our foreign subsidiaries into U.S. Dollars), of a uniform strengthening or weakening of the U.S. Dollar by 10 percent, would be to increase or decrease income before income taxes by approximately $10.5 million for the six months ended December 31, 2015.

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

Interpretive guidance issued by the SEC staff permits the exclusion of an evaluation of the effectiveness of a registrant’s disclosure controls and procedures as they relate to the internal control over financial reporting for acquired businesses during the first year following such acquisition. As discussed in Note 2 - Acquisitions in the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 and in Note 22 – Acquisitions in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, during the fiscal year ended June 30, 2015, we completed the acquisitions of: Southern Vision Systems, Inc., certain automotive assets and liabilities of Bang & Olufsen A/S, Symphony Teleca Corporation, Red Bend Ltd., and S1nn GmbH & Co. KG (collectively the “Acquired Businesses”). The Acquired Businesses had total assets representing 16.6 percent of consolidated assets, and total revenues representing 7.8 percent of consolidated revenues included in our condensed consolidated financial statements as of and for the three and six months ended December 31, 2015. Management’s evaluation and conclusion as to the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q excludes any evaluation of the internal control over financial reporting of the Acquired Businesses.

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

On September 5, 2012, the District Court heard oral arguments on the defendants’ motion to dismiss. At the request of the District Court, on September 24, 2012, each side submitted a supplemental briefing on the defendants’ motion to dismiss. On January 17, 2014, the District Court granted a motion to dismiss, without prejudice. The Lead Plaintiff appealed this ruling to the U.S. Court of Appeals for the District of Columbia Circuit (the “Court of Appeals”) and, on June 23, 2015, the District Court’s ruling was reversed and remanded for further proceedings. On July 23, 2015, the defendants filed a motion for a rehearing en banc before the Court of Appeals, which was denied on August 26, 2015. The defendants filed a petition for a writ of certiorari seeking U.S. Supreme Court review on November 24, 2015. The defendants also filed a motion to stay discovery pending the disposition of their petition for a writ of certiorari on November 24, 2015, which was denied by the District Court on December 15, 2015.

Item 1A.	Risk Factors

There have been no material changes to the disclosure regarding the risk factors set forth in Item 1A to our 2015 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

On October 28, 2014, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock over a three year period (the “2014 Buyback Program”). The 2014 Buyback Program allows us to purchase shares of our common stock in accordance with applicable securities laws on the open market or through privately negotiated transactions during the authorized three year period. The 2014 Buyback Program may be suspended or discontinued at any time. We will determine the timing and the amount of any repurchases based on an evaluation of market conditions, share price, other growth opportunities and other factors. On June 18, 2015, we entered into a repurchase plan with an external broker that provides the structure under which the program will be facilitated. During the three and six months ended December 31, 2015, we repurchased 123,850 shares and 494,550 shares at a cost of $12.9 million and $50.0 million, respectively, for a total cumulative buyback of 494,550 shares at a cost of $50.0 million under the 2014 Buyback Program.

The following table provides information about shares acquired in connection with our share buyback program during the three months ended December 31, 2015:

	Total Number of Shares Acquired During Period	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program
October 1 – October 31, 2015	123,850	104.23	123,850	449,991,623
November 1 – November 30, 2015	0	—	0	449,991,623
December 1 – December 31, 2015	0	—	0	449,991,623

Total	123,850	104.23	123,850	449,991,623

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit No.	Exhibit Description

10.1	Amendment No. 2 to The Harman International Industries, Incorporated 2012 Stock Option and Incentive Plan (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 11, 2015 and hereby incorporated by reference). +

31.1	Certification of Dinesh C. Paliwal pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Sandra E. Rowland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Dinesh C. Paliwal and Sandra E. Rowland, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase.*

101.LAB	XBRL Taxonomy Extension Label Linkbase.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

+	Management contract, compensatory plan or arrangement.
*	Filed electronically herewith.

Attached as Exhibit 101 to this report are the following financial information formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2015 and June 30, 2015, (ii) Condensed Consolidated Statements of Income for the three and six months ended December 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the three and six months ended December 31, 2015 and 2014 and (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harman International Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harman International Industries, Incorporated

Date: January 28, 2016	By:	/S/ SANDRA E. ROWLAND
Sandra E. Rowland
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)