Form 10-Q
period 2016-03-31
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2016-04-28
CIK 800459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 26, 2016 70,554,695 shares of common stock, par value $.01, were outstanding.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

Form 10-Q

March 31, 2016 Table of Contents

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

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)	March 31, 2016	June 30, 2015
Assets
Current assets
Cash and cash equivalents	$360,420	$649,513
Receivables, net	1,087,327	1,024,139
Inventories	840,216	693,574
Other current assets	502,943	461,366
Total current assets	2,790,906	2,828,592
Property, plant and equipment, net	576,788	552,421
Intangible assets, net	496,289	669,667
Goodwill	1,426,202	1,287,180
Deferred tax assets, net	116,212	100,032
Other assets	382,000	428,008
Total assets	$5,788,397	$5,865,900
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$4,227	$4,550
Short-term debt	812	1,021
Accounts payable	781,962	918,910
Accrued liabilities	673,371	907,024
Accrued warranties	173,479	163,331
Income taxes payable	29,022	76,131
Total current liabilities	1,662,873	2,070,967
Borrowings under revolving credit facility	483,000	283,125
Long-term debt	803,809	797,542
Pension liability	189,259	186,662
Other non-current liabilities	174,865	134,778
Total liabilities	3,313,806	3,473,074
Commitments and contingencies	-	-
Preferred stock	-	-
Common stock	1,011	1,007
Additional paid-in capital	1,397,492	1,365,257
Accumulated other comprehensive income	(59,324)	11,434
Retained earnings	2,442,713	2,229,517
Less: Common stock held in treasury	(1,307,319)	(1,232,602)
Total Harman International Industries, Incorporated shareholders’ equity	2,474,573	2,374,613
Noncontrolling interest	18	18,213
Total equity	2,474,591	2,392,826
Total liabilities and equity	$5,788,397	$5,865,900

See accompanying Notes to the Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except earnings per share data)	Three Months Ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
Net sales	$1,628,082	$1,464,193	$5,031,127	$4,476,664
Cost of sales	1,135,215	1,046,063	3,505,770	3,150,736
Gross profit	492,867	418,130	1,525,357	1,325,928
Selling, general and administrative expenses	357,514	326,623	1,099,384	969,881
Operating income	135,353	91,507	425,973	356,047
Other expenses:
Interest expense, net	8,633	3,001	24,558	7,861
Foreign exchange losses (gains), net	3,570	(3,406)	2,612	(4,366)
Miscellaneous, net	2,912	2,294	11,262	6,932
Income before income taxes	120,238	89,618	387,541	345,620
Income tax expense, net	31,419	19,346	98,019	76,250
Equity in loss of unconsolidated subsidiaries	-	23	-	23
Net income	88,819	70,249	289,522	269,347
Net (loss) income attributable to noncontrolling interest	(5)	(46)	702	(156)
Net income attributable to Harman International Industries, Incorporated	$88,824	$70,295	$288,820	$269,503
Earnings per share:
Basic	$1.23	$1.00	$4.01	$3.87
Diluted	$1.22	$.99	$3.98	$3.83
Weighted average shares outstanding:
Basic	72,020	69,946	72,046	69,557
Diluted	72,642	70,795	72,524	70,322

See accompanying Notes to the Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)	Three Months Ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
Net income	$88,819	$70,249	$289,522	$269,347
Net (loss) income attributable to noncontrolling interest	(5)	(46)	702	(156)
Net income attributable to Harman International Industries, Incorporated	$88,824	$70,295	$288,820	$269,503
Other comprehensive (loss) income, net of taxes(1):
Foreign currency translation	33,583	(82,855)	(19,664)	(210,530)
Unrealized (losses) gains on hedging derivatives, net of taxes	(57,574)	100,583	(50,856)	218,749
Pension liability adjustment, net of taxes	(1,340)	3,436	(5)	6,704
Unrealized (losses) gains on available for sale securities	(182)	38	(233)	90
Other comprehensive (loss) income, net of taxes attributable to Harman International Industries, Incorporated	(25,513)	21,202	(70,758)	15,013
Comprehensive income, net of taxes	63,306	91,451	218,764	284,360
Comprehensive (loss) income, net of taxes attributable to noncontrolling interest	(5)	(46)	702	(156)
Comprehensive income, net of taxes attributable to Harman International Industries, Incorporated	$63,311	$91,497	$218,062	$284,516

(1)	Refer to Note 15 – Other Comprehensive Income (Loss) for more information.

See accompanying Notes to the Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Nine months ended March 31,
	2016		2015
Cash flows from operating activities:
Net income		$289,522	$269,347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		165,841	114,809
Deferred income taxes		37,094	29,767
Loss (gain) on disposition of assets		1,274	(890)
Share-based compensation		32,908	27,707
Excess tax benefit from share-based compensation		(3,693)	(3,204)
Non-cash interest expense		2,097	2,242
Non-cash (decrease) increase in contingent consideration		(5,309)	1,016
Changes in operating assets and liabilities, exclusive of impact of acquisitions:
(Increase) decrease in:
Receivables, net		(63,054)	(142,805)
Inventories		(145,364)	(139,094)
Other current assets		(35,478)	(42,251)
Pre-production and development costs		(41,247)	(8,395)
(Decrease) increase in:
Accounts payable		(138,781)	182,498
Accrued warranties		7,326	29,573
Accrued other liabilities		16,770	78,978
Income taxes payable		(45,906)	9,662
Net change in derivative assets and liabilities		4,104	(66,283)
Other operating activities		3,382	(37,302)
Net cash provided by operating activities		81,486	305,375
Cash flows from investing activities:
Acquisitions, net of cash received		(226,841)	(118,021)
Capital expenditures		(139,850)	(108,488)
Proceeds from asset dispositions		120	4,548
Other items, net		2,550	549
Net cash used in investing activities		(364,021)	(221,412)
Cash flows from financing activities:
(Decrease) in short-term borrowings		(182)	(963)
Borrowings of long-term debt		232,627	593,448
Repayments of long-term debt		(35,125)	(543,610)
Cash dividends to shareholders		(75,517)	(68,631)
Repurchase of common stock		(74,717)	-
Exercise of stock options		6,102	23,066
Repurchases related to share-based compensation arrangements		(11,932)	(22,272)
Excess tax benefit from share-based compensation		3,693	3,204
Debt issuance costs		-	(3,019)
Payment of contingent consideration		(27,138)	(327)
Repayments of acquiree debt		(2,572)	(5,612)
Purchase of non-controlling interest		(17,133)	-
Other items, net		(762)	10,244
Net cash used in financing activities		(2,656)	(14,472)
Effect of exchange rate changes on cash		(3,902)	(58,444)
Net (decrease) increase in cash and cash equivalents		(289,093)	11,047
Cash and cash equivalents at beginning of period		649,513	581,312
Cash and cash equivalents at end of period		$360,420	$592,359
Supplemental disclosure of cash flow information:
Interest paid, net		$12,403	$6,363
Income taxes paid		$77,981	$13,290
Non-cash investing activities:
Accrued and contingent acquisition-related liabilities		$24,938	$31,003
Common stock issued in connection with acquisitions	$		$124,253

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

Our unaudited, condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (our “2015 Annual Report”) and do not include all information and footnote disclosures included in our audited financial statements. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly, in all material respects, the consolidated financial condition, results of operations and cash flows for the periods presented. Operating results for the three and nine months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2016 due to seasonal, economic and other factors. Where necessary, information for prior periods has been reclassified to conform to the condensed consolidated financial statement presentation in the current fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in our 2015 Annual Report.

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

Note 2 – New Accounting Standards

Recently Adopted Accounting Standards

Deferred Taxes: In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which changes the requirement to separate both current and non-current deferred taxes on the balance sheet. Under the new guidance, all deferred tax assets and liabilities, along with any related valuation allowance, will be classified as non-current on the balance sheet. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. We adopted the provisions of this new guidance on December 1, 2015 on a retrospective basis. The adoption of the new guidance resulted in a balance sheet reclassification of $120.2 million from current assets and a $49.4 million reclassification from current liabilities in our June 30, 2015 balance sheet. Due to the jurisdictional netting of non- current deferred tax assets and liabilities, our overall assets and liabilities were reduced by $63.9 million in our June 30, 2015 Condensed Consolidated Balance Sheet.

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

Recently Issued Accounting Standards

Share-Based Payments: In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which simplifies how share-based payments are accounted for and presented in the consolidated financial statements. The guidance amends certain income tax consequences for share-based payments, the accounting for forfeitures, the classification of share-based awards, and the classification of share-based payments in the statement of cash flows.  The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. We expect to adopt the provisions of this new guidance on July 1, 2017. The provisions in this guidance will be applied on a prospective basis. We are currently assessing the impact the adoption of the new provisions will have on our financial condition and results of operations.

Derivatives: In March 2016, the FASB issued ASU No. 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships”, which clarifies existing guidance on the designation of hedging instruments. Under the new guidance, a change in the counterparty to a derivative instrument that has been designated as a hedging instrument would not require dedesignation of that hedging relationship, provided that all other hedge accounting criteria continues to be met. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. We expect to adopt the provisions of this new guidance on July 1, 2017. The provisions in this guidance can be applied on either a prospective basis or a modified retrospective basis. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

Leases: In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which increases transparency and comparability by requiring a lessee to record a right-of-use asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification determining whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. ASU No. 2016-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2018. Early adoption is permitted for financial statements that have not been previously issued. We expect to adopt the provisions of this new guidance on July 1, 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently assessing the impact the adoption of the new provisions will have on our financial condition and results of operations, as well as the method of adoption.

Financial Instruments: In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which changes the guidance on the classification and measurement of financial instruments related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. Under the new guidance, equity investments (excluding those accounted for under the equity method or those that result in consolidation) will be measured at fair value, with changes in fair value recognized in net income.  For financial liabilities that an entity has elected to measure at fair value in accordance with the fair value option guidance, the amendments require an entity to present separately in other comprehensive income the portion of the change in fair value that results from a change in instrument-specific credit risk. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption is permitted for financial statements that have not been previously issued. We expect to adopt the provisions of this new guidance on July 1, 2018. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

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

Revenue Recognition: In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, which clarifies how an entity should identify the unit of accounting (i.e. the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The new guidance is effective for fiscal years beginning after December 15, 2017. We expect to adopt the provisions of this new guidance on July 1, 2018. We are currently assessing the impact the adoption of the new provisions will have on our financial condition and results of operations.

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

Note 3 – Allowance for Doubtful Accounts

We reserve an estimated amount for accounts receivable that may not be collected. Methodologies for estimating the allowance for doubtful accounts are based primarily on specific identification of uncollectible accounts. Historical collection rates and customer credit worthiness are considered in determining specific reserves. At March 31, 2016 and June 30, 2015, we had $21.9 million and $20.2 million, respectively, reserved for possible uncollectible accounts receivable.

Note 4 – Inventories

At March 31, 2016 and June 30, 2015, inventories consisted of the following:

	March 31, 2016	June 30, 2015
Finished goods	$365,473	$294,104
Work in process	93,899	90,538
Raw materials	380,844	308,932
Inventories	$840,216	$693,574

At March 31, 2016 and June 30, 2015, our inventory reserves were $91.8 million and $79.6 million, respectively.

Note 5 – Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following:

	Estimated Useful Lives (in Years)	March 31, 2016	June 30, 2015
Land		$9,796	$9,742
Buildings and improvements	1-50	290,036	260,074
Machinery and equipment	3-20	1,389,661	1,270,650
Furniture and fixtures	3-10	31,740	30,492
Property, plant and equipment, gross		1,721,233	1,570,958
Less accumulated depreciation and amortization		(1,144,445)	(1,018,537)
Property, plant and equipment, net		$576,788	$552,421

Depreciation expense for the three months ended March 31, 2016 and 2015 was $38.9 million and $33.2 million, respectively, and for the nine months ended March 31, 2016 and 2015 was $109.7 million and $96.6 million, respectively.

Note 6 – Accrued Warranties

Details of our accrued warranties are as follows:

	Nine months ended March 31,
	2016	2015
Accrued warranties, June 30,	$163,331	$155,472
Warranty expense	47,531	67,157
Warranty payments (cash or in-kind)	(40,182)	(38,798)
Other(1)	2,799	(28,042)
Accrued warranties, March 31,	$173,479	$155,789

(1)	Other primarily represents foreign currency translation.

Note 7 – Earnings Per Share

We apply the two-class method when computing earnings per share, which requires that net income per share for each class of shares entitled to dividends be calculated assuming all of our net income is distributed as dividends to these shareholders based on their contractual rights.

The following table presents the calculation of basic and diluted earnings per share of common stock outstanding:

	Three Months Ended March 31,
	2016		2015
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted Earnings per Share:
Net income	$88,819	$88,819	$70,249	$70,249
Net loss attributable to noncontrolling interest	(5)	(5)	(46)	(46)
Net income attributable to Harman International Industries, Incorporated	$88,824	$88,824	$70,295	$70,295
Denominator for Basic and Diluted Earnings per Share:
Weighted average shares outstanding	72,020	72,020	69,946	69,946
Employee stock options	0	622	0	849
Total weighted average shares outstanding	72,020	72,642	69,946	70,795
Earnings per Share:
Earnings per share	$1.23	$1.22	$1.00	$0.99

	Nine months ended March 31,
	2016		2015
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted Earnings per Share:
Net income	$289,522	$289,522	$269,347	$269,347
Net income (loss) attributable to noncontrolling interest	702	702	(156)	(156)
Net income attributable to Harman International Industries, Incorporated	$288,820	$288,820	$269,503	$269,503
Denominator for Basic and Diluted Earnings per Share:
Weighted average shares outstanding	72,046	72,046	69,557	69,557
Employee stock options	0	478	0	765
Total weighted average shares outstanding	72,046	72,524	69,557	70,322
Earnings per Share:
Earnings per share	$4.01	$3.98	$3.87	$3.83

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities, as defined under GAAP, and are included in the computation of earnings per share pursuant to the two-class method.

Certain options were outstanding and not included in the computation of diluted net earnings per share because the assumed exercise of these options would have been antidilutive. Options to purchase 202,463 and 3,892 shares of our common stock for the three months ended March 31, 2016 and 2015, respectively, were outstanding and were excluded from the computation of diluted earnings per share because they would have been antidilutive. In addition, 34,035 and 0 restricted stock units for the three months ended March 31, 2016 and 2015, respectively, were outstanding and were excluded from the computation of diluted earnings per share because they also would have been antidilutive. Options to purchase 195,300 and 203,582 shares of our common stock for the nine months ended March 31, 2016 and 2015, respectively, were outstanding and were excluded from the computation of diluted earnings per share because they would have been antidilutive. In addition 215,589 and 27,589 restricted stock units for the nine months ended March 31, 2016 and 2015, respectively, were outstanding and were excluded from the computation of diluted earnings per share as they also would have been antidilutive.

Note 8 – Goodwill and Intangible Assets, Net

Goodwill

Goodwill was $1.426 billion at March 31, 2016 compared with $1.287 billion at June 30, 2015. The increase in goodwill in the nine months ended March 31, 2016 versus June 30, 2015 was primarily associated with the following: increases of $69.7 million, $60.9 million and $18.9 million in connection with the acquisitions of Symphony Teleca Corporation (“STC”), TowerSec Ltd. (“TowerSec”) and Red Bend Ltd. (“Redbend”), respectively, and decreases of $4.3 million, $3.7 million and $0.2 million in connection with the acquisitions of I.P.S.G International Product Solution Group Pty Ltd. and VFX Systems Pty Ltd. (collectively “IPSG/VFX”), certain assets and liabilities of Verto Medical Solutions LLC d/b/a/ yurbuds and Yurbuds UK Limited (collectively, “yurbuds”) and certain automotive assets and liabilities of Bang & Olufsen A/S (“B&O”), respectively, partially offset by unfavorable foreign currency translation of $2.3 million.

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

The changes in the carrying amount of goodwill by business segment for the nine months ended March 31, 2016 were as follows:

	Connected Car	Lifestyle Audio	Professional Solutions	Connected Services	Other	Total
Balance, June 30, 2015	$24,422	$159,088	$387,861	$529,367	$186,442	$1,287,180
Realignment adjustments(1)	(3,673)	(6,738)	-	196,853	(186,442)	-
Balance, June 30, 2015 – adjusted	20,749	152,350	387,861	726,220	-	1,287,180
Acquisitions and adjustments(2)	60,936	(3,849)	(4,249)	88,481	-	141,319
Other adjustments(3)	402	(860)	(1,114)	(725)	-	(2,297)
Balance, March 31, 2016	$82,087	$147,641	$382,498	$813,976	$-	$1,426,202

(1)	The realignment adjustments reallocate our goodwill based on our new reporting structure based on the relative fair value of each reporting unit.
(2)	Refer to Note 22—Acquisitions for more information.
(3)	The other adjustments to goodwill primarily consist of foreign currency translation adjustments.

We did not recognize any goodwill impairment charges in our Condensed Consolidated Statements of Income in the three and nine months ended March 31, 2016 and 2015.

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

Intangible Assets, Net

Net intangible assets were $496.3 million and $669.7 million at March 31, 2016 and June 30, 2015, respectively, and were comprised of the following:

		March 31, 2016			June 30, 2015
	Weighted Average Amortization	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	12 Years	$386,608	$(61,285)	$325,323	$503,928	$(30,924)	$473,004
Technology	6 Years	74,531	(24,531)	50,000	87,090	(17,653)	69,437
Patents	15 Years	7,288	(1,367)	5,921	5,136	(1,265)	3,871
Trade names(1)	2 Years	100,627	(26,131)	74,496	100,827	(15,282)	85,545
Non-compete agreement	4 Years	2,627	(1,819)	808	3,168	(1,543)	1,625
Software	5 Years	49,942	(10,961)	38,981	42,013	(6,863)	35,150
Other	7 Years	7,109	(6,349)	760	7,242	(6,207)	1,035
Total		$628,732	$(132,443)	$496,289	$749,404	$(79,737)	$669,667

(1)

Includes $55.7 million and $18.5 million of indefinite-lived intangible assets related to the acquisition of AMX LLC and AMX Holding Corporation (collectively “AMX”) and Martin Professional A/S, respectively.

Amortization expense related to intangible assets was $12.1 million and $7.1 million for the three months ended March 31, 2016 and 2015, respectively, and was $56.2 million and $18.2 million for the nine months ended March 31, 2016 and 2015, respectively.

At March 31, 2016, amortization expense is expected to approximate the following:

2016	$17,590
2017	67,579
2018	61,528
2019	57,087
2020	52,528
Thereafter	165,627
Total	$421,939

Note 9 – Debt

Short Term Borrowings

At March 31, 2016 and June 30, 2015, we had $0.8 million and $1.0 million of short-term borrowings outstanding, respectively. At March 31, 2016 and June 30, 2015, we maintained lines of credit of $54.7 million primarily in India, China, Brazil, Denmark and Israel and $69.1 million primarily in India, China, Hungary, Brazil, Denmark and Israel, respectively.

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

At March 31, 2016 and June 30, 2015, there was approximately $483.0 million and $283.1 million, respectively, of outstanding borrowings, which are included in our Condensed Consolidated Balance Sheets as Borrowings under revolving credit facility. At March 31, 2016 and June 30, 2015 there were $3.8 million and $4.8 million, respectively, of outstanding letters of credit under the 2015 Credit Agreement. At March 31, 2016 and June 30, 2015, unused available credit under the 2015 Credit Agreement was $713.2 million and $912.1 million, respectively. In connection with the 2015 Credit Agreement, we incurred $3.0 million of fees and other expenses, which are included within Other assets in our Condensed Consolidated Balance Sheets at March 31, 2016 and June 30, 2015. These costs are amortized over the term of the 2015 Credit Agreement to Interest expense, net in our Condensed Consolidated Statements of Income on a straight-line basis.

Long-Term Debt and Current Portion of Long-Term-Debt

At March 31, 2016 and June 30, 2015, long-term debt and current portion of long-term debt consisted of the following:

	Fair Value at March 31, 2016 (1)	Book Value at March 31, 2016	Fair Value at June 30, 2015 (1)	Book Value at June 30, 2015
4.150 Percent Senior Notes	$394,480	$400,000	$393,160	$400,000
2.000 Percent Senior Notes	390,351	398,318	379,200	389,883
Borrowings under revolving credit facility	483,000	483,000	283,125	283,125
Capital lease obligations	13,547	13,547	16,325	16,325
Total debt	1,281,378	1,294,865	1,071,810	1,089,333
Current portion of long-term debt	(4,227)	(4,227)	(4,550)	(4,550)
Unamortized debt discount on 4.150 Percent Senior Notes	(2,462)	(2,462)	(2,626)	(2,626)
Unamortized debt discount on 2.000 Percent Senior Notes	(1,367)	(1,367)	(1,490)	(1,490)
Total long-term debt	$1,273,322	$1,286,809	$1,063,144	$1,080,667

(1)

The estimated fair value of the 2.000 Percent Senior Notes and the 4.150 Percent Senior Notes were based on a broker quotation (Level 2). Under fair value accounting guidance, Level 2 is based on inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

At March 31, 2016, long-term debt maturing in each of the next five fiscal years and thereafter is as follows:

2016	$1,143
2017	3,853
2018	2,980
2019	2,050
2020	484,626
Thereafter	800,213
Total	$1,294,865

Our existing debt agreements contain provisions that limit our operating and financing activities. The 2015 Credit Agreement contains certain negative covenants that limit, among other things, our ability to permit certain of our subsidiaries to incur debt and the ability of us and our subsidiaries to incur liens, make fundamental changes (including selling all or substantially all of our assets), undertake transactions with affiliates and undertake sale and leaseback transactions. The 2.000 Percent Senior Notes Indenture and the 4.150 Percent Senior Notes Indenture contain covenants that, subject to certain exceptions, limit our ability to incur indebtedness secured by principal properties, enter into certain sale and leaseback transactions with respect to principal properties and enter into certain mergers, consolidations and transfers of all or substantially all of the assets of Harman. In addition, the 2015 Credit Agreement contains more restrictive financial covenants that require us to maintain compliance with specified financial ratios. We may have to curtail some of our operations to maintain compliance with the covenants in our existing debt agreements. A violation of any of these covenants could result in a default under our debt agreements, which could permit the lenders to accelerate the repayment of any borrowings outstanding and/or the holders of the notes to direct the trustee to accelerate repayment of amounts outstanding under the notes. A default or acceleration under our debt agreements would result in increased capital costs and could adversely affect our ability to operate our business and our results of operations and financial condition. As of March 31, 2016, we were in compliance with all of the covenants contained in the 2015 Credit Agreement, the 2.000 Percent Senior Notes Indenture and the 4.150 Percent Senior Notes Indenture.

Interest expense is reported net of interest income in our Condensed Consolidated Statements of Income. Interest expense, net was $8.6 million and $3.0 million for the three months ended March 31, 2016 and 2015, respectively. Gross interest expense was $9.7 million and $3.5 million for the three months ended March 31, 2016 and 2015, respectively. The non-cash portion of gross interest expense was $0.7 million and $1.2 million for the three months ended March 31, 2016 and 2015, respectively. The cash portion of gross interest expense was $9.0 million and $2.3 million in the three months ended March 31, 2016 and 2015, respectively. Interest income was $1.1 million and $0.5 million for the three month periods ended March 31, 2016 and 2015, respectively.

Interest expense, net was $24.6 million and $7.9 million for the nine months ended March 31, 2016 and 2015, respectively. Gross interest expense was $27.1 million and $9.3 million for the nine months ended March 31, 2016 and 2015, respectively. The non-cash portion of gross interest expense was $2.1 million and $2.2 million for the nine months ended March 31, 2016 and 2015, respectively. The cash portion of gross interest expense was $25.0 million and $7.1 million in the nine months ended March 31, 2016 and 2015, respectively. Interest income was $2.5 million and $1.4 million for the nine month periods ended March 31, 2016 and 2015, respectively.

Non-cash interest expense for the three and nine months ended March 31, 2016 relates to the amortization of the debt discount and debt issuance costs on the 2.000 Percent Senior Notes and the 4.150 Percent Senior Notes and the amortization of debt issuance costs on the 2015 Credit Agreement. Non-cash interest expense for the three and nine months ended March 31, 2015 relates to the amortization of debt issuance costs on the 2015 Credit Agreement and the Multi-Currency Credit Agreement, dated as of October 10, 2012, entered into by and among Harman, Harman KG and a group of banks (the “2013 Credit Agreement”).

Cash interest expense for the three and nine months ended March 31, 2016 primarily relates to interest on the 2.000 Percent Senior Notes, the 4.150 Percent Senior Notes, the 2015 Credit Agreement and our short-term borrowings. Cash interest expense for the three and nine months ended March 31, 2015 primarily relates to interest on the 2015 Credit Agreement, the 2013 Credit Agreement, and our short-term borrowings.

Interest income primarily relates to interest earned on our cash and cash equivalents and the variances from year to year are due to fluctuations in those balances and changes in interest rates.

Note 10 – Income Taxes

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income. Income tax expense for the three months ended March 31, 2016 and 2015 was $31.4 million and $19.3 million, respectively. The effective tax rate for the three months ended March 31, 2016 and 2015 was 26.1 percent and 21.6 percent, respectively. The increase in the effective tax rate for the three months ended March 31, 2016 compared to the same period in the prior year was primarily due to higher income in the U.S. that is taxed at higher rates than our key foreign jurisdictions.

Income tax expense for the nine months ended March 31, 2016 and 2015 was $98.0 million and $76.3 million, respectively. The effective tax rate for the nine months ended March 31, 2016 and 2015 was 25.3 percent and 22.1 percent, respectively. The increase in the effective tax rate for the nine months ended March 31, 2016 compared to the same period in the prior year was primarily due to higher income in the U.S. that is taxed at higher rates than our key foreign jurisdictions.

As of March 31, 2016 unrecognized tax benefits and the related interest were $57.8 million and $2.6 million, respectively, all but $6.0 million of which would affect the tax rate if recognized. During the three months ended March 31, 2016, $0.7 million of tax reserves were established on new uncertain tax positions and $0.1 million of tax reserves were reduced based on a settlement with the Indian tax authorities. Related interest on prior year exposures was increased by $0.1 million primarily related to Germany and Brazil and decreased by $0.1 million related to the Indian settlement. During the nine months ended March 31, 2016, $2.1 million of tax reserves were established on new uncertain tax positions and $2.9 million of tax reserves were reduced based on settlements with the German and Indian tax authorities. Related interest on prior year exposures was decreased by $1.4 million primarily related to the German and Indian tax audit settlement.

We periodically reevaluate the recognition and measurement threshold of our uncertain tax positions based on new or additional evidence such as tax authority administrative pronouncements, rulings and court decisions. The ultimate settlement, however, may be materially different from the amount accrued. Our significant jurisdictions are Germany, Brazil, Austria, India and the U.S. The German audit for fiscal years 2005 through 2010 was recently closed, with one issue remaining in dispute; we have filed a formal appeal for this issue and will proceed to the fiscal authority and court. The tax year currently under examination by the Brazilian tax authorities is fiscal year 2008. Austria is not under examination for any tax year. The tax years currently under examination by the United States Internal Revenue Service (“IRS”) are fiscal years 2006 to 2008, 2010 to 2012 for STC and 2012 to 2015. We have reached a tentative agreement with the IRS on two issues being audited for fiscal years 2012 and 2013, research and experimentation credits and the domestic production activity deduction. We expect these issues to be settled within the next 12 months and estimate that unrecognized tax benefits will decrease by $2.8 million and $0.5 million, respectively. Although the final resolution of the proposed adjustments is uncertain, we believe that the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations and cash flows. While we expect the amount of unrecognized tax benefits to change, we are unable to quantify the change at this time.

Note 11 – Shareholders’ Equity

Preferred Stock

As of March 31, 2016 and June 30, 2015, we had no shares of preferred stock outstanding. We are authorized to issue 5 million shares of preferred stock, $0.01 par value.

Common Stock

We have 200 million authorized shares of common stock, $0.01 par value. At March 31, 2016 and June 30, 2015, we had 101,135,877 and 100,699,641 shares issued; 30,283,842 and 29,480,498 shares in treasury stock; and 70,852,035 and 71,219,143 shares outstanding (net of treasury stock), respectively.

Share Buyback Program

On October 28, 2014, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock over a three year period (the “2014 Buyback Program”). The 2014 Buyback Program allows us to purchase shares of our common stock in accordance with applicable securities laws on the open market or through privately negotiated transactions during the authorized three year period. The 2014 Buyback Program may be suspended or discontinued at any time. We will determine the timing and the amount of any repurchases based on an evaluation of market conditions, share price, other growth opportunities and other factors. We have and may repurchase shares on the open market or, from time to time, through repurchase plans with one or more external brokers that provide a structure for execution of share repurchases under the 2014 Buyback Program. During the three and nine months ended March 31, 2016, we repurchased 308,794 shares and 803,344 shares at a cost of $24.7 million and $74.7  million, respectively, for a total cumulative buyback of 803,344  shares at a cost of $74.7 million under the 2014 Buyback Program.

Changes in Equity:

The following is a summary of the changes in Accumulated Other Comprehensive Income (“AOCI”) and changes in equity for the nine months ended March 31, 2016 and 2015:

($ in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	AOCI	Retained Earnings	Treasury Stock	Total Harman International Industries, Incorporated Shareholders’ Equity	Non Controlling Interest	Total Equity
Balance, June 30, 2015	$-	$1,007	$1,365,257	$11,434	$2,229,517	$(1,232,602)	$2,374,613	$18,213	$2,392,826
Net income	-	-	-	-	288,820	-	288,820	702	289,522
Other comprehensive income, net of tax	-	-	-	(70,758)	-	-	(70,758)	-	(70,758)
Exercise of stock options	-	4	6,098	-	-	-	6,102	-	6,102
Repurchases related to share-based compensation arrangements	-	-	(11,932)	-	-	-	(11,932)	-	(11,932)
Share-based compensation, net	-	-	32,908	-	-	-	32,908	-	32,908
Excess tax benefit from share-based compensation	-	-	3,693	-	-	-	3,693	-	3,693
Treasury stock repurchases	-	-	-	-	-	(74,717)	(74,717)	-	(74,717)
Dividends ($0.35 per share)	-	-	-	-	(75,624)	-	(75,624)	-	(75,624)
Non-controlling interest	-	-	1,468	-	-	-	1,468	(18,897)	(17,429)
Balance, March 31, 2016	$-	$1,011	$1,397,492	$(59,324)	$2,442,713	$(1,307,319)	$2,474,573	$18	$2,474,591

($ in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	AOCI	Retained Earnings	Treasury Stock	Total Harman International Industries, Incorporated Shareholders’ Equity	Non Controlling Interest	Total Equity
Balance, June 30, 2014	$-	$984	$1,040,254	$39,799	$1,979,234	$(1,267,693)	$1,792,578	$443	$1,793,021
Net income	-	-	-	-	269,503	-	269,503	(156)	269,347
Other comprehensive income, net of tax				15,013			15,013	-	15,013
Exercise of stock options	-	8	23,058	-	-	-	23,066	-	23,066
Repurchases related to share-based compensation arrangements	-	-	(22,272)	-	-	-	(22,272)	-	(22,272)
Share-based compensation, net	-	-	27,707	-	-	-	27,707	-	27,707
Excess tax benefit from share-based compensation	-	-	3,204	-	-	-	3,204	-	3,204
Acquisition of Redbend(1)	-	-	89,162	-	-	35,091	124,253	-	124,253
Dividends ($0.33 per share)	-	-	-	-	(68,634)	-	(68,634)	-	(68,634)
Balance, March 31, 2015	$-	$992	$1,161,113	$54,812	$2,180,103	$(1,232,602)	$2,164,418	$287	$2,164,705

(1)	Refer to Note 22 – Acquisitions for more information.

Note 12 – Share-Based Compensation

On December 7, 2011 (the “Effective Date”), our shareholders approved the 2012 Stock Option and Incentive Plan (the “2012 Plan”), which is effective through December 7, 2021. As of the Effective Date, no further grants may be granted under our former plan, the Amended and Restated 2002 Stock Option and Incentive Plan, as amended (the “2002 Plan” and together with the 2012 Plan, the “Plans”). On December 4, 2013, we amended the 2012 Plan to (i) increase the number of shares available under the 2012 Plan for the grant of future awards by 2,869,821 shares to an aggregate amount not to exceed 7,269,821 shares of our common stock and (ii) modified certain share counting provisions related to the definition of a full-value grant from 1.71 to 1.5 (“Full-Value Grant”). On December 9, 2015, we further amended the 2012 Plan to increase the number of shares available under the 2012 Plan for the grant of future awards by 2,000,000 shares to an aggregate amount not to exceed 9,269,821 shares of our common stock. The 2012 Plan provides for two types of awards: (i) a Full-Value Grant under which one award shall reduce the shares available for grant under the 2012 Plan by 1.71 shares if granted prior to December 4, 2013 or 1.5 shares if granted on or after December 4, 2013, and (ii) an option or stock appreciation right grant, under which one award shall reduce the shares available for grant under the 2012 Plan by one share. Shares may be issued as original issuances, treasury shares or a combination of both. Option awards are granted with an exercise price equal to the market price of our common stock on the date of the grant. The option awards generally vest over three to five years of continuous service commencing one year from the date of the grant and expire after ten years. During the nine months ended March 31, 2016, 0 options to purchase shares of our common stock, 745,259 stock-settled restricted stock units, 4,923 cash-settled restricted stock units and 1,709 cash-settled stock appreciation rights were granted under the 2012 Plan. As of March 31, 2016, there were 5,122,511 shares available for grant under the 2012 Plan.

Share-based compensation expense, net was $11.9 million and $8.9 million for the three months ended March 31, 2016 and 2015, respectively, and was $32.9 million and $27.7 million for the nine months ended March 31, 2016 and 2015, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for share-based compensation arrangements was $3.1 million and $2.4 million for the three months ended March 31, 2016 and 2015, respectively, and was $8.4 million and $7.6 million for the nine months ended March 31, 2016 and 2015, respectively.

Fair Value Determination

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions noted in the following table. There were no options granted during the nine months ended March 31, 2016.

Nine Months Ended March 31, 2015
Expected volatility	31.6% - 39.3%
Weighted-average volatility	35.9%
Expected annual dividend	$1.32
Expected term (in years)	2.12 - 4.46
Risk-free rate	0.4% - 1.4%

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

Stock Option Activity

A summary of option activity under the Plans as of March 31, 2016 and changes during the nine months ended March 31, 2016 is presented below:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2015	837,398	$70.40	5.62	$40,864
Granted	0	0.00
Exercised	(120,677)	53.25
Forfeited or expired	(27,128)	88.44
Outstanding at March 31, 2016	689,593	$72.69	4.89	$16,878
Exercisable at March 31, 2016	571,466	$73.94	4.36	$14,167

The weighted-average grant-date fair value of options granted for the three months ended March 31, 2016 and 2015 was $0.0 and $35.36, respectively, and for the nine months ended March 31, 2016 and 2015 was $0.0 and $29.76, respectively. The total intrinsic value of options exercised for the three months ended March 31, 2016 and 2015 was $0.6 million and $12.3 million, respectively, and for the nine months ended March 31, 2016 and 2015 was $5.9 million and $25.5 million, respectively.

Modification of Certain Stock Option Awards

Prior to fiscal year 2011, certain of the award agreements under the 2002 Plan stated that vested options not exercised were forfeited upon termination of employment for any reason other than death or disability. However, such award agreements provided that the Compensation and Option Committee of our Board of Directors (the “Compensation and Option Committee”) could extend the time period to exercise vested options 90 days beyond the employment termination date for certain employees. During the three and nine months ended March 31, 2016 and 2015, the Compensation and Option Committee used this authority. This action represented a modification of the terms or conditions of an equity award and therefore was accounted for as an exchange of the original award for a new award. Incremental share-based compensation cost for the excess of the fair value of the new award over the fair value of the original award was immaterial.

Restricted Stock Units

In the nine months ended March 31, 2016, we granted 175,353 restricted stock units with earnings per share (“EPS”) performance conditions, and 175,353 restricted stock units with market conditions under the 2012 Plan. Additionally, both the restricted stock units with EPS performance conditions and the restricted stock units with market conditions secondarily vest based on the achievement of a return on invested capital (“ROIC”) performance condition, specifically, the achievement of a certain average ROIC level over fiscal years 2016 through 2018. The restricted stock units with EPS performance conditions cliff vest three years from the date of grant based on the achievement of certain cumulative EPS levels from fiscal years 2016 through 2018. The restricted stock units with market conditions cliff vest three years from the date of grant based on a comparison of our total shareholder return (“TSR”) to the TSR of a selected peer group of publicly listed multinational companies. The grant date fair value of the restricted stock units with market conditions of $12.3 million was calculated using a Monte Carlo simulation model. Compensation expense is recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the applicable targets will be met for the performance conditions, which is reassessed each reporting period.

In the nine months ended March 31, 2015, we granted 103,896 restricted stock units with EPS performance conditions and 103,896 restricted stock units with market conditions under the 2012 Plan. Additionally, both the restricted stock units with EPS performance conditions and the restricted stock units with market conditions secondarily vest based on the achievement of a ROIC performance condition, specifically, the achievement of a certain average ROIC level over fiscal years 2015 through 2017. The restricted stock units with EPS performance conditions cliff vest three years from the date of grant based on the achievement of certain cumulative EPS levels from fiscal years 2015 through 2017. The restricted stock units with market conditions cliff vest three years from the date of grant based on a comparison of our TSR to the TSR of a selected peer group of publicly listed multinational companies. The grant date fair value of the restricted stock units with market conditions of $7.8 million was calculated using a Monte Carlo simulation model. Compensation expense is recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the applicable targets will be met for the performance conditions, which is reassessed each reporting period.

In the nine months ended March 31, 2016 and 2015, we also granted 13,094 and  217,654 time-vested restricted stock units, respectively, without performance or market conditions, that cliff-vest three years from the date of grant, 367,035 and 2,868 time-vested restricted stock units, respectively, without performance or market conditions that vest ratably over the three-year vesting period, and 14,424 and 10,040 time-vested restricted stock units, respectively, without performance or market conditions, that cliff-vest one year from the date of grant, under the 2012 Plan.

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

In the nine months ended March 31, 2016 and 2015, we granted 4,923 and 856 cash-settled restricted stock units, respectively, under the 2012 Plan. These restricted stock units are accounted for as liability awards and are recorded at the fair value at the end of the reporting period in accordance with their vesting schedules. During the nine months ended March 31, 2016 and 2015, 869 and 1,150 cash-settled restricted stock units were settled, respectively. At March 31, 2016, 6,392 cash-settled restricted stock units were outstanding.

A summary of equity classified restricted stock unit activity as of March 31, 2016 and changes during the nine months ended March 31, 2016 is presented below:

Restricted Stock Units
Nonvested at June 30, 2015	1,293,034
Granted	745,259
Vested	(438,419)
Forfeited	(141,289)
Nonvested at March 31, 2016	1,458,585

At March 31, 2016, the aggregate intrinsic value of equity-classified restricted stock units was $129.9 million and there was $84.5 million of total unrecognized compensation cost related to equity classified restricted stock unit compensation arrangements. The weighted average recognition period was 1.7 years.

Stock Appreciation Rights

A summary of cash-settled stock appreciation rights as of March 31, 2016 and changes during the nine months ended March 31, 2016 is presented below:

Stock Appreciation Rights
Non-vested at June 30, 2015	6,794
Granted	1,709
Vested	(4,161)
Forfeited	0
Non-vested at March 31, 2016	4,342
Exercisable	6,064

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

Foreign Exchange Risk Management

We use foreign exchange contracts to hedge the price risk associated with foreign denominated forecasted purchases of materials used in our manufacturing process and to manage currency risk associated with operating costs in certain operating units, including foreign currency denominated intercompany loans and other foreign currency denominated assets. These contracts generally mature in the next three to four years. The majority of these contracts are designated as cash flow hedges.

At March 31, 2016 and June 30, 2015, we had outstanding foreign exchange contracts, primarily forward contracts, which are summarized below:

	March 31, 2016		June 30, 2015
	Gross Notional Value	Fair Value Asset/ (Liability)(1)	Gross Notional Value	Fair Value Asset/ (Liability)(1)
Currency Hedged (Buy/Sell):
U.S. Dollar/Euro	$1,597,741	$131,760	$1,479,685	$208,532
Indian Rupee/U.S. Dollar	238,125	599	205,150	(935)
Euro/U.S. Dollar	157,419	(1,904)	153,549	(15,994)
Mexican Pesos/U.S. Dollar	14,697	529	0	0
Chinese Yuan/U.S. Dollar	13,512	(44)	0	0
Japanese Yen/Euro	8,528	504	0	0
Euro/Russian Rubles	3,428	(347)	5,963	(865)
U.S. Dollar/Brazilian Real	3,349	(389)	6,148	318
U.S. Dollar/Russian Rubles	2,157	(133)	1,613	24
Russian Rubles/U.S. Dollar	1,099	43	0	0
U.S. Dollar/Australian Dollar	766	(52)	0	0
Swiss Franc/Euro	-	-	32,050	4,262
Total	$2,040,821	$130,566	$1,884,158	$195,342

(1)

Represents the net receivable/(payable) included in our Condensed Consolidated Balance Sheets within Other current assets, Other assets, Accrued liabilities and Other non-current liabilities, as applicable.

Cash Flow Hedges

We designate a portion of our foreign exchange contracts as cash flow hedges of foreign currency denominated purchases. As of March 31, 2016 and June 30, 2015, we had $1.682 billion and $1.578 billion of forward and option contracts maturing through October 2019 and June 2018, respectively. These contracts are recorded at fair value in the accompanying Condensed Consolidated Balance Sheets. The changes in fair value for these contracts are calculated on a forward-to-forward rate basis. These changes in fair value are reported in AOCI and are reclassified to either Cost of sales or Selling, general and administrative expenses (“SG&A”), depending on the nature of the underlying asset or liability that is being hedged, in our Condensed Consolidated Statements of Income, in the period or periods during which the underlying transaction occurs.

Changes in the fair value of the derivatives are highly effective in offsetting changes in the cash flows of the hedged items because the amounts and the maturities of the derivatives approximate those of the forecasted exposures. Any ineffective portion of the derivative is recognized in the current period in our Condensed Consolidated Statements of Income, in the same line item in which the foreign currency gain or loss on the underlying hedged transaction was recorded. We recognized $0.3 million and $0.2 million of ineffectiveness in our Condensed Consolidated Statement of Income in the three months ended March 31, 2016 and 2015, respectively, and $0.4 million and $2.2 million in the nine months ended March 31, 2016 and 2015, respectively. At March 31, 2016 and June 30, 2015, the fair values of these contracts were net assets of $121.6 million and $191.9 million, respectively. The amount associated with these hedges that is expected to be reclassified from AOCI to earnings within the next 12 months is a gain of $70.9 million.

Economic Hedges

When hedge accounting is not applied to derivative contracts, or after former cash flow hedges have been de-designated as balance sheet hedges, we recognize the gain or loss on the associated contracts directly in current period earnings in our Condensed Consolidated Statements of Income as either Foreign exchange (gains) losses, net or Cost of sales, or SG&A according to the underlying exposure. As of March 31, 2016 and June 30, 2015, we had $358.8 million and $306.4 million, respectively, of forward contracts maturing through October 2017 in various currencies to hedge foreign currency denominated intercompany loans and other foreign currency denominated assets. At March 31, 2016 and June 30, 2015, the fair values of these contracts were net assets of $8.9 million and $3.5 million, respectively. Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans and other foreign denominated assets in Foreign exchange (gains) losses, net in our Condensed Consolidated Statements of Income.

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

The following tables provide a summary of the fair value amounts of our derivative instruments as of March 31, 2016 and June 30, 2015:

		Fair Value
Derivatives Designated as Cash Flow Hedges, Gross:	Balance Sheet Location	March 31, 2016	June 30, 2015
Other assets:
Foreign exchange contracts	Other current assets	$56,852	$73,082
Foreign exchange contracts	Other assets	68,815	121,496
Total assets		125,667	194,578
Other liabilities:
Foreign exchange contracts	Accrued liabilities	$1,886	$1,034
Foreign exchange contracts	Other non-current liabilities	2,153	1,654
Total liabilities		4,039	2,688
Net asset for derivatives designated as hedging instruments		$121,628	$191,890
Derivatives Designated as Economic Hedges, Gross:
Other assets:
Foreign exchange contracts	Other current assets	$14,209	$20,226
Foreign exchange contracts	Other assets	22	85
Total assets		14,231	20,311
Other liabilities:
Foreign exchange contracts	Accrued liabilities	$3,746	$13,288
Foreign exchange contracts	Other non-current liabilities	1,547	3,571
Total liabilities		5,293	16,859
Net asset for economic hedges:		$8,938	$3,452
Total net derivative asset		$130,566	$195,342

Derivative Activity:

The following tables show derivative activity for derivatives designated as cash flow hedges for the three months ended March 31, 2016 and 2015:

Derivative	Location of Derivative Gain/(Loss) Recognized in Income	Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion)		Gain/(Loss) from Amounts Excluded from Effectiveness Testing
		Three Months Ended March 31,
		2016	2015	2016	2015	2016		2015
Foreign exchange contracts	Cost of sales	$24,354	$15,392	$(316)	$174	$		$-
Foreign exchange contracts	SG&A	(427)	(3)	-	-		-	-
Foreign exchange contracts	Foreign exchange losses (gains), net	-	-	-	-		1	(9)
Interest rate lock	Interest expense, net	(5)	-	-	-		-	-
Total cash flow hedges		$23,922	$15,389	$(316)	$174		$1	$(9)

Derivative	Gain/(Loss) Recognized in AOCI (Effective Portion)
	Three Months Ended March 31,
	2016	2015
Foreign exchange contracts	$(51,488)	$148,115

The following tables show derivative activity for derivatives designated as cash flow hedges for the nine months ended March 31, 2016 and 2015:

Derivative	Location of Derivative Gain/(Loss) Recognized in Income	Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion)		Gain/(Loss) from Amounts Excluded from Effectiveness Testing
		Nine months ended March 31,
		2016	2015	2016	2015	2016		2015
Foreign exchange contracts	Cost of sales	$67,653	$21,942	$(432)	$2,197	$		$-
Foreign exchange contracts	SG&A	(403)	215	-	-		-	-
Foreign exchange contracts	Foreign exchange losses (gains), net	-	-	-	-		-	(18)
Interest rate lock	Interest expense, net	(15)	-	-	-		-	-
Total cash flow hedges		$67,235	$22,157	$(432)	$2,197		$-	$(18)

Derivative	Gain/(Loss) Recognized in AOCI (Effective Portion)
	Nine months ended March 31,
	2016	2015
Foreign exchange contracts	$(40)	$311,226

The following table summarizes gains and losses from our derivative instruments that are not designated as hedging instruments for the three and nine months ended March 31, 2016 and 2015:

		Three Months Ended March 31,		Nine months ended March 31,
Derivative	Location of Derivative Gain/(Loss)	2016	2015	2016	2015
Foreign exchange contracts	Cost of sales	$(4,740)	$13,473	$(251)	$25,606
Foreign exchange contracts	Foreign exchange losses (gains), net	4,770	(17,450)	1,291	(39,822)

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

The following table provides the fair value hierarchy for assets and liabilities measured on a recurring basis.

	Fair Value at March 31, 2016			Fair Value at June 30, 2015
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets/(Liabilities)
Available-for-sale securities	$51,597	$-	$-	$54,947	$-	$-
Foreign exchange contracts	-	130,566	-	-	195,342	-
Pension assets	2,914	-	-	3,572	-	-
Contingent consideration	-	-	(42,772)	-	-	(56,296)
Net asset/(liability)	$54,511	$130,566	$(42,772)	$58,519	$195,342	$(56,296)

	Total Gains (Losses) for the Three Months Ended March 31,		Total Gains (Losses) for the Nine months ended March 31,
Description of Liability	2016	2015	2016	2015
Contingent Consideration	$6,223	$0	$5,309	$(866)

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

Contingent Consideration: A portion of our contingent consideration is associated with an earn-out related to the acquisition of TowerSec. We determined the fair value of the contingent consideration based on our expectations of TowerSec’s achievement of certain targets through March 10, 2019. During the three and nine months ended March 31, 2016, our preliminary estimate of the fair value of this contingent consideration liability is $20.0 million.

At June 30, 2015, a portion of our contingent consideration is associated with an earn-out related to the acquisition of STC. We used a discounted cash flow approach (a form of the income approach) in determining the fair value of the contingent consideration. The principal inputs to the approach included our expectations of STC’s calendar year 2015 revenue and a discount rate that began with our weighted average cost of capital and adjusted for the risks associated with the underlying STC calendar year 2015 revenue, the functional form of the payout and our credit risk associated with making the payment. During the three and nine months ended March 31, 2016, we recorded approximately $0.2 million and $1.1 million of interest accretion to increase this liability. We finalized our calculation during the three and nine months ended March 31, 2016, and paid the $23.3 million contingent consideration liability.  We recorded a decrease of $3.1 million to our estimated contingent consideration liability within SG&A in our Condensed Consolidated Statement of Income during the three and nine months ended March 31, 2016.

A portion of our contingent consideration is associated with a $10.0 million earn-out related to the acquisition of Southern Vision Systems, Inc. (“SVSI”). We determined the fair value of the contingent consideration based on our expectations of SVSI’s contribution margin related to the sale of certain products through June 30, 2018. During the three and nine months ended March 31, 2016, we reassessed our expectations of the SVSI contribution margin outcome and confirmed our estimate of $0 contingent consideration liability.

A portion of our contingent consideration is associated with a $30.0 million earn-out related to the acquisition of Redbend. We use a discounted cash flow approach (a form of the income approach) in determining the fair value of the contingent consideration. The principal inputs to the approach include our expectations of the achievement of Redbend’s cumulative bookings target for awarded business from January 1, 2015 through December 31, 2016 and a discount rate that begins with our weighted average cost of capital and adjusts for the risks associated with the underlying cumulative bookings target for awarded business outcome, the functional form of the payout and our credit risk associated with making the payment. During the three and nine months ended March 31, 2016, we reassessed our expectations of Redbend’s cumulative bookings target and revised our estimate of the contingent consideration liability to increase it to $20.9 million from the previous recorded balance of $16.7 million. This increase was adjusted to goodwill in the opening balance sheet.

At June 30, 2015, a portion of our contingent consideration is associated with an earn-out related to our acquisition of certain assets and liabilities of yurbuds. We used a discounted cash flow approach (a form of the income approach) in determining the fair value of the contingent consideration. The principal inputs to the approach included our expectations of yurbuds’ gross profit through June 30, 2017 and a discount rate that began with our weighted average cost of capital and adjusted for the risks associated with the underlying yurbuds gross profit outcome, the functional form of the payout and our credit risk associated with making the payment. During the three and nine months ended March 31, 2016, we reached an agreement to settle our obligation for this contingent consideration liability and paid $3.5 million.  From the previously recorded balance of $6.8 million, we recorded a $3.3 million decrease to this contingent consideration liability which was recorded within SG&A in our Condensed Consolidated Statement of Income for the three and nine months ended March 31, 2016.

A portion of our contingent consideration is associated with an earn-out related to the acquisition of IPSG/VFX. We determined the fair value of the contingent consideration based on our expectations of IPSG/VFX’s gross profit related to the sale of certain specified products through June 30, 2017. During the three months ended September 30, 2015, we reassessed our expectations of IPSG/VFX’s gross profit outcome and revised our estimate of the contingent consideration liability to decrease it to $0 from the previously recorded balance of $5.8 million. This reduction was adjusted to goodwill in the opening balance sheet. During the three and nine months ended March 31, 2016, we confirmed our estimate of the contingent consideration liability of $0.

A portion of our contingent consideration is associated with an earn-out related to our acquisition of Duran Audio BV (“Duran”). We use a probability-weighted discounted cash flow approach (a form of the income approach) in determining the fair value of the contingent consideration. The principal inputs to the approach include our expectations of Duran’s gross profit related to the sale of certain specified products through June 30, 2020 and a discount rate that begins with our weighted average cost of capital and adjusts for the risks associated with the underlying Duran gross profit outcome, the functional form of the payout and our credit risk associated with making the payment. During the three and nine months ended March 31, 2016, we reassessed our expectations of Duran’s gross profit outcome and confirmed our estimate of the $1.9 million contingent consideration liability. During the nine months ended March 31, 2016 and 2015, we made a payment of approximately $0.3 million and $0.3 million for the fiscal year 2015 and 2014 results, respectively.

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

The following table provides the carrying value for assets and liabilities measured on a non-recurring basis, all of which are measured under Level 3 of the fair value hierarchy, and the losses recorded during the periods presented. There were no gains or losses recognized in the three and nine months ended March 31, 2016 and there were $2.3 million of losses related to long-lived assets recognized in the three and nine months ended March 31, 2015.

Description of Assets	March 31, 2016	June 30, 2015
Equity method investments	$1,175	$2,871
Goodwill	1,426,202	1,287,180
Long-lived assets	1,073,077	1,222,088
Total	$2,500,454	$2,512,139

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

Note 15 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of the following:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015		Nine months ended March 31, 2016		Nine months ended March 31, 2015
	Pre-Tax	Net of Tax	Pre-Tax	Net of Tax	Pre-Tax	Net of Tax	Pre-Tax	Net of Tax
Foreign currency translation gains (losses)	$33,583	$33,583	$(82,855)	$(82,855)	$(19,664)	$(19,664)	$(210,530)	$(210,530)
Changes in hedging derivatives:
Reclassifications from AOCI into income (effective portion)(1)	(24,354)	(15,502)	(15,392)	(11,653)	(67,653)	(51,158)	(21,942)	(16,604)
Reclassifications from AOCI into income (effective portion)(2)	427	325	3	2	403	305	(215)	(163)
Reclassifications from AOCI into income (effective portion)(3)	5	3	0	0	15	11
Gains recognized in AOCI (effective portion)	(51,488)	(42,397)	148,115	112,229	(40)	(30)	311,226	235,511
Other (losses) gains	(2)	(3)	(83)	5	21	16	6	5
Unrealized (losses) gains on hedging derivatives	(75,412)	(57,574)	132,643	100,583	(67,254)	(50,856)	289,075	218,749
Pension liability adjustment:
Amortization of prior service cost(4)	247	1,506	243	182	741	1,853	730	524
Amortization of net loss(4)	1,313	8,001	918	692	3,937	9,843	2,847	2,045
Expected return on plan assets(4)	(29)	(184)	(60)	(46)	(91)	(228)	(189)	(136)
Other (losses) gains(5)	(3,435)	(10,663)	3,571	2,608	(4,589)	(11,473)	5,943	4,271
Pension liability adjustment	(1,904)	(1,340)	4,672	3,436	(2)	(5)	9,331	6,704
Unrealized (losses) gains on available-for-sale securities	(286)	(182)	68	38	(367)	(233)	149	90
Other comprehensive (loss) income	(44,019)	(25,513)	54,528	21,202	(87,287)	(70,758)	88,025	15,013
Other comprehensive (loss) income attributable to Harman International Industries, Incorporated	$(44,019)	$(25,513)	$54,528	$21,202	$(87,287)	$(70,758)	$88,025	$15,013

(1)	Reclassified to Cost of sales in our Condensed Consolidated Statements of Income. Refer to Note 13 – Derivatives for more information.
(2)	Reclassified to SG&A in our Condensed Consolidated Statements of Income. Refer to Note 13 – Derivatives for more information.
(3)	Reclassified to Interest expense, net in our Condensed Consolidated Statements of Income. Refer to Note 13 – Derivatives for more information.
(4)	Reclassified to SG&A in our Condensed Consolidated Statements of Income. Refer to Note 17 – Retirement Benefits for more information.
(5)	Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits included in AOCI.

AOCI: At March 31, 2016 and June 30, 2015 AOCI consisted of the following:

Income/(Loss):	March 31, 2016	June 30, 2015
Cumulative translation adjustment	$(114,722)	$(95,058)
Pension liability adjustment	(44,399)	(44,394)
Unrealized gains (losses) on hedging derivatives	99,524	150,380
Unrealized gains on available-for-sale securities	273	506
Total AOCI	$(59,324)	$11,434

At March 31, 2016, we had approximately $8.6 million and $43.0 million of investments included in Other current assets and Non-current assets, respectively, in our Condensed Consolidated Balance Sheets that have been classified as available-for-sale securities. At June 30, 2015, we had approximately $2.7 million and $52.2 million of investments included in Other current assets and Non-current assets, respectively, in our Condensed Consolidated Balance Sheets that have been classified as available-for-sale securities.

These securities are recorded at fair value with realized gains and losses recorded in income and unrealized gains and losses recorded in AOCI, net of taxes.

Note 16 – Restructuring Program

Our restructuring program that is designed to improve our global footprint, cost structure, technology portfolio, human resources and internal processes continues. For the three and nine months ended March 31, 2016 and 2015, we continued to refine existing programs and launched significant new programs focused on achieving further productivity improvements to: (i) optimize certain research and development, supply chain and administrative functions; (ii) outsource certain manufacturing capabilities; (iii) divest or sublease facilities no longer needed to support current operations; and (iv) relocate certain functions to best cost countries.

A summary and components of our restructuring initiatives are presented below and include accruals for new programs as well as revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Severance Related Costs	Third Party Contractor Termination Costs	Facility Closure and Other Related Costs	Asset Impairments(1)	Total
Liability, June 30, 2015	$60,789	$-	$4,590	$-	$65,379
Expense(2)	3,383	592	1,341	6,168	11,484
Accumulated depreciation offset	-	-	-	(6,168)	(6,168)
Payments	(38,625)	(338)	(2,030)	-	(40,993)
Foreign currency translation	95	3	6	-	104
Liability, March 31, 2016	$25,642	$257	$3,907	$-	$29,806
Liability, June 30, 2014	$54,157	$-	$30,262	$-	$84,419
Expense(2)	36,674	2,034	535	7,508	46,751
Accumulated depreciation offset	-	-	-	(7,508)	(7,508)
Payments	(16,862)	(1,998)	(18,969)	-	(37,829)
Reclassified liabilities(3)	893	-	-	-	893
Foreign currency translation	(12,896)	(2)	(2,494)	-	(15,392)
Liability, March 31, 2015	$61,966	$34	$9,334	$-	$71,334

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

Restructuring liabilities are recorded in Accrued liabilities and Other non-current liabilities in our Condensed Consolidated Balance Sheets.

Restructuring expenses by reporting business segment are presented below:

	Three Months Ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
Connected Car	$(251)	$1,223	$(1,488)	$1,052
Lifestyle Audio	945	4,440	2,119	29,590
Professional Solutions	2,516	4,425	4,692	8,669
Connected Services	-	-	-	-
Other	(7)	-	(7)	(68)
Total	3,203	10,088	5,316	39,243
Asset Impairments	2,204	4,723	6,168	7,508
Total	$5,407	$14,811	$11,484	$46,751

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

The SERP is an unfunded plan for tax purposes and under the Employee Retirement Income Security Act of 1974 (“ERISA”) all obligations arising under the SERP are payable from our general assets. To assist in the funding of the benefits under the SERP, we maintain assets in an irrevocable trust whereby the use of these assets is restricted to funding our future benefit obligations under the SERP. These assets are not plan assets of the SERP, therefore, in the event of bankruptcy, the assets become unrestricted and the SERP would become a general creditor of our company. The assets and liabilities, and earnings and expenses, of the irrevocable trust are consolidated in our condensed consolidated financial statements. As of March 31, 2016 and June 30, 2015, there were $89.8 million and $98.4 million, respectively, of total assets included in the irrevocable trust of which $0.1 million and $6.1 million, respectively, consisted of Cash and cash equivalents, $40.6 million and $40.0 million, respectively, consisted of the cash surrender value of life insurance policies and $49.1 million and $52.3 million, respectively, consisted of equity and fixed income mutual funds, which are classified as available-for-sale securities.

The following table presents the components of net periodic benefit cost for the three and nine months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
Service cost	$1,394	$908	$4,233	$2,935
Interest cost	1,715	1,591	5,156	4,975
Expected return on plan assets	(29)	(60)	(91)	(189)
Amortization of prior service cost	247	243	741	730
Amortization of net loss	1,313	918	3,937	2,847
Curtailments and settlements	(91)	(845)	(273)	(454)
Net periodic benefit cost	$4,549	$2,755	$13,703	$10,844

During the three months ended March 31, 2016 and 2015, we made contributions of $2.4 million and $2.0 million, respectively, to the defined benefit pension plans which were paid to participants.  During the nine months ended March 31, 2016 and 2015, we made contributions of $7.1 million and $7.0 million, respectively, to the defined benefit pension plans which were paid to participants.  We expect to make approximately $3.0 million in contributions for the remainder of the fiscal year ending June 30, 2016.

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

Connected Car

Our Connected Car segment designs, manufactures and markets infotainment systems for vehicle applications to be installed primarily as original equipment by automotive manufacturers. Our scalable infotainment platforms deliver enhanced and connected capabilities to the car, including intelligent high-performance navigation with embedded solutions for multimedia, premium entertainment tuners, and on-board and off-board connectivity that addresses a wide range of vehicle categories. Leveraging a software-driven computer platform, we offer an integrated suite of technologies that extends beyond infotainment to encompass telematics, connected safety, and over-the-air update capabilities.  We also offer a comprehensive suite of automotive cyber security solutions through a multi-layer architecture that can protect not only future vehicles, but connected cars on the road today.

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

The following table reports Net sales and Operating income (loss) by each reporting segment for the three and nine months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
Net sales:
Connected Car	$766,757	$730,216	$2,259,209	$2,152,793
Lifestyle Audio	472,781	424,482	1,560,210	1,349,922
Professional Solutions	232,016	242,329	727,993	764,124
Connected Services	166,015	67,166	509,441	208,370
Other	-	-	39	1,455
Eliminations**	(9,487)	-	(25,765)	-
Total	$1,628,082	$1,464,193	$5,031,127	$4,476,664
Operating income (loss):
Connected Car	$95,617	$73,661	$267,102	$223,007
Lifestyle Audio	60,574	44,626	191,283	148,475
Professional Solutions	2,667	16,043	52,304	75,128
Connected Services	11,799	6,303	21,857	26,912
Other	(35,304)	(49,126)	(106,573)	(117,475)
Total	$135,353	$91,507	$425,973	$356,047

	Three Months Ended March 31, 2016
	Net Sales	Eliminations **	Third Party Sales
Net sales:
Connected Car	$766,757	$-	$766,757
Lifestyle Audio	472,781	(547)	472,234
Professional Solutions	232,016	(465)	231,551
Connected Services	166,015	(8,475)	157,540
Other	-	-	-
Eliminations**	(9,487)	9,487	-
Total	$1,628,082	$-	$1,628,082

	Nine months ended March 31, 2016
	Net Sales	Eliminations **	Third Party Sales
Net sales:
Connected Car	$2,259,209	$-	$2,259,209
Lifestyle Audio	1,560,210	(1,802)	1,558,408
Professional Solutions	727,993	(1,834)	726,159
Connected Services	509,441	(22,129)	487,312
Other	39	-	39
Eliminations**	(25,765)	25,765	-
Total	$5,031,127	$-	$5,031,127

**	Represents elimination of inter-segment activity.

Note 19 – Significant Customers

Presented below are the percentages of net sales to, and net accounts receivables due from, customers who represent ten percent or more of our net sales or net accounts receivable, as follows:

	Net Sales		Net Sales		Accounts Receivable, Net
	Three Months Ended		Nine months ended
	March 31,		March 31,		March 31,	June 30,
	2016	2015	2016	2015	2016	2015
BMW	13%	15%	13%	15%	9%	9%
Fiat Chrysler Automobiles	15%	16%	14%	14%	14%	14%
The Volkswagen Group	12%	12%	12%	11%	8%	7%
Other customers	60%	57%	61%	60%	69%	70%
Total	100%	100%	100%	100%	100%	100%

We anticipate that BMW, Fiat Chrysler Automobiles, and the Volkswagen Group will continue to account for a significant portion of our net sales and net accounts receivable for the foreseeable future. Our customers are not obligated to any long-term purchases of our products.

Note 20 – Commitments and Contingencies

At March 31, 2016, we were subject to legal claims and litigation arising in the ordinary course of business, including the matters described below. The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

On September 5, 2012, the District Court heard oral arguments on the defendants’ motion to dismiss. At the request of the District Court, on September 24, 2012, each side submitted a supplemental briefing on the defendants’ motion to dismiss. On January 17, 2014, the District Court granted a motion to dismiss, without prejudice, in the In re Harman International Industries, Inc. Securities Litigation. The Lead Plaintiff appealed this ruling to the U.S. Court of Appeals for the District of Columbia Circuit (the “Court of Appeals”) and, on June 23, 2015, the District Court’s ruling was reversed and remanded for further proceedings. On July 23, 2015, the defendants filed a motion for a rehearing en banc before the Court of Appeals, which was denied on August 26, 2015. The defendants filed a petition for a writ of certiorari seeking U.S. Supreme Court review on November 24, 2015, which was denied by the District Court on February 29, 2016.  Discovery in this matter is ongoing.

Connected Car Supply Arrangements

We have arrangements with our Connected Car customers to provide infotainment products that meet predetermined technical specifications and delivery dates. In the event that we do not satisfy the performance obligations under these arrangements, we may be required to indemnify the customer. We accrue for any loss that we expect to incur under these arrangements when that loss is probable and can be reasonably estimated.  For the three months ended March 31, 2016 and 2015, we recognized $1.8 million and $9.8 million, respectively, of costs relating to delayed delivery of product to Connected Car customers. For the nine months ended March 31, 2016 and 2015, we recognized $2.1 million of gains relating to losses we no longer expect to incur and $24.5 million of costs relating to delayed delivery of product to Connected Car customers, respectively. An inability to meet performance obligations on infotainment platforms to be delivered in future periods could adversely affect our results of operations, cash flows and financial condition in future periods.

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

Note 22 – Acquisitions

TowerSec Ltd.

On March 10, 2016 (the “TowerSec Acquisition Date”), Harman Becker Automotive Systems Manufacturing Kft, our indirect wholly-owned subsidiary (“Harman Becker Kft”), acquired all of the outstanding shares of TowerSec (the “TowerSec Acquisition”), a global automotive cyber security company, for a purchase price of $45.0 million, subject to certain adjustments (the “TowerSec Adjustments”). On the TowerSec Acquisition Date we paid $37.9 million which excludes $2.3 million for an indemnification holdback and $3.0 million for a deferred consideration amount (the “Deferred Consideration Amount”). The indemnification holdback will be released within 18 months of the TowerSec Acquisition Date, if not used.  The Deferred Consideration Amount will be released on the second anniversary of the TowerSec Acquisition Date.  Approximately $2.6 million of third-party debt was assumed and paid off at the closing. The TowerSec Acquisition is also subject to an earn-out of up to $30.0 million, contingent on TowerSec’s achievement of certain targets through March 10, 2019. Our preliminary estimate of the fair value of this contingent consideration liability is $20.0 million.

The total cost of the TowerSec Acquisition was allocated on a preliminary basis, subject to final allocation, to the assets acquired and liabilities assumed based on their fair values at the TowerSec Acquisition Date, as follows:

March 10, 2016
Cash and cash equivalents	$793
Other current assets	89
Total current assets	882
Property, plant and equipment	209
Goodwill	60,936
Intangible assets	6,000
Total assets	68,027
Accounts payable	293
Accrued liabilities	373
Total current liabilities	666
Other non-current liabilities	4,162
Total liabilities	4,828
Net assets	$63,199

Based on our preliminary valuation, goodwill and intangibles were recorded in connection with the TowerSec Acquisition based on third-party valuations and management’s estimates for those acquired intangible assets. The valuation of the acquired net assets is subject to change as we obtain additional information for our estimates during the measurement period. The primary areas of those purchase price allocations that are not yet finalized relate to identifiable intangible assets and residual goodwill. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. None of the goodwill recognized is deductible for tax purposes. Intangible assets include internally developed technology of $6.0 million with an approximate useful life of six years. Expenses of $0.6 million were recognized in connection with this acquisition and are included in SG&A in our Condensed Consolidated Statement of Income for the quarter ended March 31, 2016. The operating results of TowerSec are included in our condensed consolidated financial statements from the TowerSec Acquisition Date within our Connected Car segment. Pro forma financial information has not been provided as the TowerSec Acquisition is not material to our results of operations.

Southern Vision Systems, Inc.

On June 10, 2015 (the “SVSI Acquisition Date”), Harman Professional, Inc., our wholly-owned subsidiary, acquired all of the issued and outstanding shares of SVSI (the “SVSI Acquisition”), a developer, manufacturer and marketer of audio/video over internet protocol products and services, for a total purchase price of $20.0 million, subject to certain adjustments (the “SVSI Adjustments”). On the SVSI Acquisition Date we paid $19.5 million which excludes $2.4 million for certain indemnification holdbacks. These holdbacks will be released within 18 months of the SVSI Acquisition Date if not used. The SVSI Adjustments were finalized during the three months ended September 30, 2015 and we recorded an increase to the purchase price of approximately $0.1 million. The SVSI Acquisition is also subject to an earn-out of up to $10.0 million to be paid in fiscal years 2017, 2018 and 2019, based upon the achievement of certain contribution margin targets related to the sale of certain products through fiscal year 2018. Our preliminary estimate of the fair value of this contingent consideration liability is $0.

The total cost of the SVSI Acquisition was allocated on a preliminary basis, subject to final allocation, to the assets acquired and liabilities assumed based on their fair values at the SVSI Acquisition Date, as follows:

June 10, 2015
Cash and cash equivalents	$2,134
Receivables	1,510
Inventories	855
Other current assets	50
Total current assets	4,549
Property, plant and equipment	177
Goodwill	13,244
Intangible assets	8,360
Total assets	26,330
Accounts payable	513
Accrued liabilities	464
Total current liabilities	977
Other non-current liabilities	3,351
Total liabilities	4,328
Net assets	$22,002

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

Bang & Olufsen Automotive Assets

On June 1, 2015 (the “B&O Acquisition Date”), we acquired certain automotive assets and liabilities of B&O, a developer of home audio systems and car audio solutions, including a perpetual exclusive license to use the Bang & Olfusen® and B&O Play® trademarks, for a total purchase price of €150.8 million (the “B&O Preliminary Purchase Price”) or approximately $165.7 million (the “B&O Acquisition”), subject to a final purchase price adjustment (the “B&O Adjustment”). On the B&O Acquisition Date, we paid the B&O Preliminary Purchase Price, of which €12.5 million was placed in escrow for certain indemnification matters, which will be released within 15 months of the B&O Acquisition Date if not used. The B&O Adjustment was finalized during the three months ended September 30, 2015 and we recorded a decrease to the purchase price of approximately €0.5 million or $0.5 million.

The total cost of the B&O Acquisition was allocated on a preliminary basis, subject to final allocation, to the assets acquired and liabilities assumed based on their fair values at the B&O Acquisition Date, as follows:

June 1, 2015
Receivables	$9,338
Inventories	5,430
Other current assets	1,152
Total current assets	15,920
Property, plant and equipment	7,594
Goodwill	13,006
Intangible assets	129,700
Total assets	166,220
Accrued liabilities	1,047
Total current liabilities	1,047
Total liabilities	1,047
Net assets	$165,173

Based on our preliminary valuation, goodwill and intangibles were recorded in connection with the B&O Acquisition based on third-party valuations and management’s estimates for those acquired intangible assets. The valuation of the acquired net assets is subject to change as we obtain additional information for our estimates during the measurement period. The primary areas of those purchase price allocations that are not yet finalized relate to identifiable intangible assets and residual goodwill. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Of the $13.0 million of goodwill recognized, all is deductible for tax purposes. The Intangible assets balance relates to a customer relationship asset of $129.7 million with an approximate useful life of seven years. Expenses of $0.8 million were recognized in connection with this acquisition and are included in SG&A in our Condensed Consolidated Statement of Income for the fiscal year ended June 30, 2015. The operating results of the automotive business of B&O are included in our condensed consolidated financial statements from the B&O Acquisition Date within our Lifestyle Audio segment. Pro forma financial information has not been provided as the B&O Acquisition is not material to our results of operations.

Symphony Teleca Corporation

On April 8, 2015 (the “STC Acquisition Date”), we acquired all of the outstanding shares of STC (the “STC Acquisition”), a global software services company, that provides software, engineering and integration services, for an estimated total base purchase price of $720.8 million (the “STC Purchase Price”), of which $491.5 million was paid at closing, consisting of $299.7 million in cash and $191.8 million in shares of our common stock. Approximately $115.6 million of third-party debt was assumed and paid off at closing and we also acquired $61.9 million of cash, of which $14.8 million was restricted, related to the acquisition of the remaining portion of a noncontrolling interest that we did not currently own. The STC Acquisition was subject to an earn-out which is based upon STC’s calendar year 2015 revenue. The STC Acquisition was also subject to a final base purchase price adjustment (the “Final Base Purchase Price Adjustment”) comprised of both a net debt and net working capital component which was estimated to be $0.

During the three and nine months ended March 31, 2016 the calculation of the remainder of the STC Purchase Price and the earn-out (the “Additional Payments”) of $231.1 million and $23.3 million, respectively, and the Final Base Purchase Price Adjustment of $0 were finalized and settled in cash. There is a $42.0 million holdback related to specified indemnification matters which was withheld from our settlement of the Additional Payments.  There are also holdbacks of $31.2 million and $21.0 million which were placed in separate escrow accounts to be used for other specified indemnification matters.   The amounts placed in escrow or withheld from the Additional Payments will be released based on certain defined events.

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

The total cost of the STC Acquisition was allocated to the assets acquired and liabilities assumed based on their fair values at the STC Acquisition Date, as follows:

April 8, 2015
Cash and cash equivalents	$47,023
Receivables	51,553
Other current assets	74,095
Total current assets	172,671
Property, plant and equipment	24,954
Goodwill	598,849
Intangible assets	202,900
Other assets	38,011
Total assets	1,037,385
Short-term debt	13,417
Accounts payable	4,469
Accrued liabilities	49,183
Total current liabilities	67,069
Long-term debt	120,847
Other non-current liabilities	87,167
Total liabilities	275,083
Non-controlling interest	17,461
Total liabilities and equity	292,544
Net assets	$744,841

Based on our valuation, goodwill and intangibles were recorded in connection with the STC Acquisition based on third-party valuations and management’s estimates for those acquired intangible assets. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Of the $598.8 million of goodwill recognized, none is deductible for tax purposes. Intangible assets include customer relationships of $183.1 million with approximate useful lives ranging from 11 to 12 years, trade names of $14.6 million with an approximate useful life of nine months, technology of $4.2 million with an approximate useful life of three years, and a covenant not-to-compete of $1.0 million with an approximate useful life of four years. As part of our purchase price allocation, we revalued deferred revenue to fair value based on the remaining post-acquisition service obligation. Expenses of $13.8 million were recognized in connection with this acquisition and are included in SG&A in our Condensed Consolidated Statements of Income for the fiscal year ended June 30, 2015. The operating results of STC are included in our Connected Services segment. Pro forma financial information has not been provided as the STC Acquisition is not material to our results of operations.

Red Bend Ltd.

On February 26, 2015 (the “Redbend Acquisition Date”), Harman Becker Kft acquired all of the outstanding shares of Redbend, a provider of software management technology for connected devices, over-the-air software and firmware upgrading services, in a cash and stock transaction valued at approximately $195.3 million (the “Redbend Acquisition”), of which $71.0 million was paid in cash and $124.3 million was paid in shares of our common stock (the “Redbend Purchase Price”), subject to certain adjustments (the “Post-Closing Adjustment”). Approximately $5.6 million of third party debt was assumed and paid off at the closing. The Redbend Acquisition is also subject to an earn-out of up to $30.0 million to be paid in the third quarter of fiscal year 2017, based upon the achievement of Redbend’s cumulative bookings target for awarded business from January 1, 2015 through December 31, 2016. Our preliminary estimate of the fair value of this contingent consideration liability is $20.9 million. Our final calculation of the Post-Closing Adjustment was $0.4 million, which was paid during the fiscal year ended June 30, 2015. Approximately $16.0 million of the Redbend Purchase Price was placed in escrow for certain indemnification matters which will be released within 18 months of the Redbend Acquisition Date if not used. There were 897,424 shares of our common stock transferred, of which 839,287 shares were reissued from treasury shares and 58,137 shares were issued out of the 2012 Plan reserve, which were valued at $137.78 per share based upon the closing price of our common stock on the Redbend Acquisition Date.

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

The total cost of the Redbend Acquisition was allocated to the assets acquired and liabilities assumed based on their fair values at the Redbend Acquisition Date, as follows:

February 26, 2015
Cash and cash equivalents	$2,401
Receivables	2,007
Other current assets	1,245
Total current assets	5,653
Property, plant and equipment	1,261
Goodwill	205,907
Intangible assets	30,500
Other assets	4,933
Total assets	248,254
Accounts payable	833
Short-term debt	1,715
Accrued liabilities	15,826
Total current liabilities	18,374
Other non-current liabilities	13,630
Total liabilities	32,004
Net assets	$216,250

Based on our valuation, goodwill and intangibles were recorded in connection with the Redbend Acquisition based on third-party valuations and management’s estimates for those acquired intangible assets. Goodwill was calculated as the excess of the Redbend Purchase Price over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Of the $205.9 million of goodwill recognized, none is deductible for tax purposes. Intangible assets include technology of $29.5 million with an approximate useful life of eight years, customer relationships of $0.9 million with an approximate useful life of eight years and trade names of $0.1 million with an approximate useful life of ten months. As part of our purchase price allocation, we revalued existing deferred revenue to fair value based on the remaining post-acquisition service obligation. The total revaluation adjustment was $4.0 million and represented the value of services already rendered for which no future obligation to provide services remains. The operating results of Redbend are included in our Connected Services segment. Pro forma financial information has not been provided as the Redbend Acquisition is not material to our results of operations.

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

I.P.S.G./VFX

On December 30, 2014 (the “IPSG/VFX Acquisition Date”), Harman International Industries Pty. Ltd., our indirect wholly-owned subsidiary, acquired all of the outstanding shares of IPSG/VFX (the “IPSG/VFX Acquisition”), a developer, manufacturer and distributor of audio products, for an aggregate purchase price of $5.0 million, less certain adjustments determined at the IPSG/VFX Acquisition Date (the “IPSG/VFX Purchase Price”), which was paid in cash on the IPSG/VFX Acquisition Date. The IPSG/VFX Acquisition is subject to cumulative earn-outs of up to $8.0 million payable primarily based on expectations of the gross profit of IPSG/VFX (the “IPSG/VFX Contingent Consideration”). The IPSG/VFX Purchase Price and the IPSG/VFX Contingent Consideration are subject to a holdback of 15 percent payable contingent upon the outcome of certain events within 18 months of the IPSG/VFX Acquisition Date. Our preliminary value of the IPSG/VFX Contingent Consideration liability is $0.

Measurement Period Adjustments

During the nine months ended March 31, 2016, we recorded certain measurement period adjustments to the provisional values recorded as of June 30, 2015. The adjustments recorded during the nine months ended March 31, 2016 and the balance sheet accounts impacted are as follows:

Balance Sheet Account:	Increase / (Decrease)
Inventories	$(325)
Other current assets	(607)
Total current assets	(932)
Property, plant and equipment, net	(529)
Goodwill	84,980
Intangible assets, net	(136,849)
Other assets	4,532
Total Assets	$(48,798)
Accrued liabilities	$984
Total current liabilities	984
Other non-current liabilities	(54,538)
Total liabilities	(53,554)
Total shareholders’ equity	4,756
Total Liabilities and Equity	$(48,798)

These adjustments primarily related to updated estimates, which resulted in a decrease in the estimated fair value of the STC and Redbend Intangible assets, net and the related decrease in the non-current deferred tax liability, a reduction in our estimate of the contingent consideration liability recorded for IPSG/VFX offset by an increase in the contingent consideration liability recorded for Redbend.

These adjustments to the provisional amounts resulted in a cumulative reduction of $1.2 million and $2.0 million in amortization expense, which was recorded during the three and nine months ended March 31, 2016, respectively, and was related to the previous year.

Note 23 – Accounts Payable

Beginning in fiscal year 2015, we entered into an agreement with a third party to provide an accounts payable tracking system which allows participating suppliers to sell our payment obligations to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more of our payment obligations prior to their scheduled due dates, at a discounted price, to participating financial institutions. Our goal in entering into this agreement is to capture overall supplier savings, in the form of pricing and payment terms, created by facilitating the supplier’s ability to sell payment obligations, while providing them with greater working capital flexibility. We have no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. Our obligations to our suppliers, including amounts due and scheduled payment dates, are not impacted by a supplier’s decision to sell amounts under this arrangement; however, our right to offset balances due from suppliers against payment obligations is restricted by this agreement for those payment obligations that have been sold by suppliers. As of March 31, 2016, $256.2 million of our outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $123.4 million of those payment obligations to participating financial institutions.

Note 24 – Subsequent Events

Dividend Declaration

On April 28, 2016 we declared a cash dividend of $0.35 per share for the quarter ended March 31, 2016. The quarterly dividend will be paid on May 23, 2016 to each stockholder of record as of the close of business on May 9, 2016.

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

We believe that innovation is an important element to gaining market acceptance of our products and strengthening our market position. We have a history of leveraging our continuous technological innovation across all of the markets we serve. We have a well-deserved reputation for delivering premium audio and infotainment solutions across a full spectrum of applications. We believe that our technological innovation, the quality of our products and our reputation for on-time delivery have resulted in Harman being awarded a substantial amount of Connected Car and Lifestyle Audio automotive business. As of June 30, 2015, we have a cumulative estimated $23.0 billion of future awarded Connected Car and Lifestyle Audio automotive business, which represents the estimated future lifetime net sales for all customers. This amount does not represent firm customer orders. We report our awarded business primarily based on award letters from our customers. To validate these awards, we use various assumptions, including global vehicle production forecasts, customer take rates for our products, revisions to product life-cycle estimates and the impact of annual price reductions and exchange rates, among other factors. The term “take rate” represents the number of Harman units sold divided by the total number of vehicles of a specific vehicle line, in accessible markets based on the award criteria, produced during the same timeframe. These assumptions are updated and reported externally on an annual basis. We believe our future awarded automotive business will position us well for follow-on and new business with these existing customers.

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

We believe significant opportunities exist to grow our business in all of our business segments in emerging markets such as Brazil, Russia, India and China (“BRIC”). During the three months ended March 31, 2016, sales increased $37.0 million in these emerging markets to $276.3 million, an increase of 15.5 percent over the same period in the prior fiscal year. During the nine months ended March 31, 2016, sales increased $45.8 million in these emerging markets to $763.8 million, an increase of 6.4 percent over the same period in the prior fiscal year.

We continue to roll out our global marketing campaign featuring some of the world’s most prominent organizations, artists, celebrities and athletes such as the National Basketball Association, Stephen Curry, Quincy Jones, Maroon 5, and Linkin Park, in order to increase brand awareness and support growth and market share gains across our entire business.

Critical Accounting Policies

Recently Adopted Accounting Standards

For the three and nine months ended March 31, 2016, there were no significant changes to our critical accounting policies and estimates from those disclosed in the consolidated financial statements and the related notes included in our 2015 Annual Report, except for recently adopted accounting standards disclosed in Note 2 – New Accounting Standards in the Notes to the Condensed Consolidated Financial Statements for the three and nine months ended March 31, 2016.

Recently Issued Accounting Standards

Refer to Note 2 – New Accounting Standards in the Notes to the Condensed Consolidated Financial Statements for a summary of recently issued accounting standards.

Results of Operations

Net Sales

Net sales for the three months ended March 31, 2016 were $1.628 billion compared to $1.464 billion in the same period in the prior year, an increase of 11.2 percent, or 12.4 percent excluding foreign currency translation. Net sales increased in our Connected Services, Lifestyle Audio, and Connected Car segments. The increase was primarily due to higher take rates, the impact of our recent acquisitions, and higher consumer audio sales, partially offset by unfavorable foreign currency translation of $15.9 million. Net sales decreased in our Professional Solutions segment primarily driven by unfavorable foreign currency translation, lower demand in Brazil and certain European markets, as well as channel rationalization to support a solutions-based go-to-market structure. Refer to Note 2—Acquisitions in the Notes to the Consolidated Financial Statements in our 2015 Annual Report and Note 22—Acquisitions in the Notes to the Condensed Consolidated Financial Statements for more information on our acquisitions.

Net sales for the nine months ended March 31, 2016 were $5.031 billion compared to $4.477 billion in the same period in the prior year, an increase of 12.4 percent, or 18.0 percent excluding foreign currency translation. Net sales increased in our Connected Services, Lifestyle Audio and Connected Car segments. The increase was primarily due to higher take rates, stronger automotive production, and the expansion of recently launched platforms, the impact of our recent acquisitions, new product introductions and the expansion of global distribution channels in consumer audio, partially offset by unfavorable foreign currency translation of $214.8 million. Net sales decreased in our Professional Solutions segment primarily driven by unfavorable foreign currency translation, lower demand in Brazil and certain European markets, as well as channel rationalization to support a solutions-based go-to-market structure.

Refer to Note 2—Acquisitions in the Notes to the Consolidated Financial Statements in our 2015 Annual Report and Note 22—Acquisitions in the Notes to the Condensed Consolidated Financial Statements for more information on our acquisitions.

A summary of our net sales by business segment is presented below:

	Three Months Ended March 31,				Nine months ended March 31,
	2016	%	2015	%	2016	%	2015	%
Net sales:
Connected Car	$766,757	47.1%	$730,216	49.9%	$2,259,209	44.9%	$2,152,793	48.1%
Lifestyle Audio	472,781	29.0%	424,482	29.0%	1,560,210	31.0%	1,349,922	30.1%
Professional Solutions	232,016	14.3%	242,329	16.5%	727,993	14.5%	764,124	17.1%
Connected Services	166,015	10.2%	67,166	4.6%	509,441	10.1%	208,370	4.7%
Other	-	0.0%	-	0.0%	39	0.0%	1,455	0.0%
Eliminations**	(9,487)	-0.6%	-	0.0%	(25,765)	-0.5%	-	0.0%
Total	$1,628,082	100%	$1,464,193	100%	$5,031,127	100%	$4,476,664	100%

**	Represents elimination of inter-segment activity

Connected Car – Net sales for the three months ended March 31, 2016 increased $36.5 million, or 5.0 percent, compared to the same period in the prior year, or 5.7 percent excluding foreign currency translation. The increase in net sales was driven by higher take rates, partially offset by unfavorable foreign currency translation of $5.1 million.

Net sales for the nine months ended March 31, 2016 increased $106.4 million, or 4.9 percent, compared to the same period in the prior year, or 10.9 percent excluding foreign currency translation. The increase in net sales was driven by higher take rates, stronger automotive production, and the expansion of recently launched platforms, partially offset by unfavorable foreign currency translation of $115.6 million.

Lifestyle Audio – Net sales for the three months ended March 31, 2016 increased $48.3 million, or 11.4 percent, compared to the same period in the prior year, or 12.5 percent excluding foreign currency translation. The increase in net sales was driven by the impact of our recent acquisition of certain automotive assets and liabilities of Bang & Olufsen A/S (“B&O”), higher take rates in car audio, and higher consumer audio sales, partially offset by unfavorable foreign currency translation of $4.1 million.

Net sales for the nine months ended March 31, 2016 increased $210.3 million, or 15.6 percent, compared to the same period in the prior year, or 20.2 percent excluding foreign currency translation. The increase in net sales was driven by new product introductions and the expansion of global distribution channels in consumer audio, the impact of our recent acquisitions of certain automotive assets and liabilities of B&O and S1nn GmbH & Co. KG, new program launches and higher take rates in car audio, partially offset by unfavorable foreign currency translation of $52.1 million.

Professional Solutions – Net sales for the three months ended March 31, 2016 decreased $10.3 million, or 4.3 percent, compared to the same period in the prior year, or 2.7 percent excluding foreign currency translation. The decrease in net sales was primarily driven by unfavorable foreign currency translation of $3.8 million, lower demand in Brazil and certain European markets, as well as channel rationalization to support a solutions-based go-to-market structure.

Net sales for the nine months ended March 31, 2016 decreased $36.1 million, or 4.7 percent, compared to the same period in the prior year, or 1.8 percent excluding foreign currency translation. The decrease in net sales was primarily driven by unfavorable foreign currency translation of $22.9 million, lower demand in Brazil and certain European markets, as well as channel rationalization to support a solutions-based go-to-market structure.

Connected Services – Net sales for the three months ended March 31, 2016 increased $98.8 million, or 147.2 percent, compared to the same period in the prior year, or 158.8 percent excluding foreign currency translation. The increase in net sales was primarily driven by the expansion of our services portfolio with the acquisitions of STC, partially offset by unfavorable foreign currency translation of $3.0 million.

Net sales for the nine months ended March 31, 2016 increased $301.1 million, or 144.5 percent, compared to the same period in the prior year, or 176.5 percent excluding foreign currency translation. The increase in net sales was primarily driven by the expansion of our services portfolio with the acquisitions of STC and Redbend, partially offset by unfavorable foreign currency translation of $24.1 million.

Gross Profit

Gross profit as a percentage of net sales increased 1.7 percentage points to 30.3 percent for the three months ended March 31, 2016 compared to 28.6 percent in the same period in the prior year. The increase in overall gross profit as a percentage of net sales was driven by our Lifestyle Audio and Connected Car segments. In our Connected Car segment, our gross profit as a percentage of net sales increased primarily due to improved leverage of fixed costs over a higher net sales base, lower warranty costs and supplier productivity. In our Lifestyle Audio segment, our gross profit as a percentage of net sales increased due to improved leverage of fixed costs, the impact of our recent acquisition of certain automotive assets and liabilities of B&O and supplier productivity. In our Connected Services segment, our gross profit as a percentage of net sales decreased due to unfavorable product mix, partially offset by improved leverage of fixed costs. In our Professional Solutions segment, our gross profit as a percentage of net sales decreased due to discounts on older inventory and to partially offset foreign currency impacts, incremental costs associated with migrating manufacturing to Hungry and reduced operating leverage as a result of lower net sales.

Gross profit as a percentage of net sales increased 0.7 percentage points to 30.3 percent for the nine months ended March 31, 2016 compared to 29.6 percent in the same period in the prior year. The increase in overall gross profit as a percentage of net sales was driven by our Connected Car, Connected Services and Lifestyle Audio segments. In our Connected Car segment, our gross profit as a percentage of net sales increased due to improved leverage of fixed costs over a higher net sales base, lower warranty costs and supplier productivity.  In our Connected Services segment, our gross profit as a percentage of net sales increased due to improved leverage of fixed costs. In our Lifestyle Audio segment, our gross profit as a percentage of net sales increased primarily due to improved leverage of fixed costs over a higher net sales base, the impact of our recent acquisition of certain automotive assets and liabilities of B&O and supplier productivity, partially offset by a non-recurring reduction in duties and fees related to compliance with U.S. Customs regulations in the same period in the prior year. In our Professional Solutions segment, our gross profit as a percentage of net sales decreased due to discounts on older inventory and to partially offset foreign currency impacts, incremental costs associated with migrating manufacturing to Hungry, reduced operating leverage as a result of lower net sales, and a non-recurring reduction in duties and fees related to compliance with U.S. Customs regulations in the same period in the prior year.

A summary of our gross profit by business segment is presented below:

	Three Months Ended March 31,				Nine months ended March 31,
	2016	Percentage of Net Sales	2015	Percentage of Net Sales	2016	Percentage of Net Sales	2015	Percentage of Net Sales
Gross profit:
Connected Car	$201,574	26.3%	$164,291	22.5%	$562,344	24.9%	$503,294	23.4%
Lifestyle Audio	167,419	35.4%	132,689	31.3%	522,273	33.5%	442,424	32.8%
Professional Solutions	77,673	33.5%	100,500	41.5%	283,184	38.9%	315,359	41.3%
Connected Services	47,626	28.7%	20,646	30.7%	161,587	31.7%	63,396	30.4%
Other	247	*	4	*	362	*	1,455	*
Eliminations**	(1,672)	*	-	*	(4,393)	*	-	*
Total	$492,867	30.3%	$418,130	28.6%	$1,525,357	30.3%	$1,325,928	29.6%

*	Percent not meaningful.
**	Represents elimination of inter-segment activity

Connected Car – Gross profit as a percentage of net sales increased 3.8 percentage points to 26.3 percent for the three months ended March 31, 2016 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was due to improved leverage of fixed costs over a higher net sales base, lower warranty costs and supplier productivity.

Gross profit as a percentage of net sales increased 1.5 percentage points to 24.9 percent for the nine months ended March 31, 2016 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was due to improved leverage of fixed costs over a higher net sales base, lower warranty costs and supplier productivity.

Lifestyle Audio – Gross profit as a percentage of net sales increased 4.1 percentage points to 35.4 percent for the three months ended March 31, 2016 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was due to improved leverage of fixed costs over a higher net sales base, the impact of our recent acquisition of certain automotive assets and liabilities of B&O and supplier productivity.

Gross profit as a percentage of net sales increased 0.7 percentage points to 33.5 percent for the nine months ended March 31, 2016 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was due to improved leverage of fixed costs over a higher net sales base, the impact of our recent acquisition of certain automotive assets and liabilities of B&O and supplier productivity, partially offset by a non-recurring reduction of $12.6 million in duties and fees related to compliance with U.S. Customs regulations in the same period in the prior year.

Professional Solutions – Gross profit as a percentage of net sales decreased 8.0 percentage points to 33.5 percent for the three months ended March 31, 2016 compared to the same period in the prior year. The decrease in gross profit as a percentage of net sales was due to discounts on older inventory and to partially offset foreign currency impacts, incremental costs associated with migrating manufacturing to Hungry and reduced operating leverage as a result of lower net sales.

Gross profit as a percentage of net sales decreased 2.4 percentage points to 38.9 percent for the nine months ended March 31, 2016 compared to the same period in the prior year. The decrease in gross profit as a percentage of net sales was primarily due to discounts on older inventory and to partially offset foreign currency impacts, incremental costs associated with migrating manufacturing to Hungry, reduced operating leverage as a result of lower net sales and a non-recurring reduction of $3.3 million in duties and fees related to compliance with U.S. Customs regulations in the same period in the prior year.

Connected Services – Gross profit as a percentage of net sales decreased 2.0 percentage points to 28.7 percent for the three months ended March 31, 2016 compared to the same period in the prior year. The decrease in gross profit as a percentage of net sales was due to unfavorable product mix, partially offset by improved leverage of fixed costs.

Gross profit as a percentage of net sales increased 1.3 percentage points to 31.7 percent for the nine months ended March 31, 2016 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was due to improved leverage of fixed costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $357.5 million for the three months ended March 31, 2016 compared to $326.6 million in the same period in the prior year, an increase of $30.9 million. As a percentage of net sales, SG&A decreased 0.3 percentage points in the three months ended March 31, 2016 compared to the same period in the prior year. The increase in SG&A was due to higher information technology costs to support future business, the inclusion of our recent acquisitions in the current year SG&A and the related amortization expense, and higher RD&E partially offset by lower restructuring expenses, lower costs associated with estimated indemnifications related to Connected Car supply arrangements, tighter expense controls and favorable foreign currency translation of $3.1 million. RD&E increased $3.5 million to $101.0 million, or 6.2 percent of net sales in the three months ended March 31, 2016, compared to $97.5 million, or 6.7 percent of net sales in the same period in the prior year primarily due to higher gross spending to support new product introductions partially offset by higher customer reimbursements and favorable foreign currency translation of $1.1 million.

SG&A were $1.099 billion for the nine months ended March 31, 2016 compared to $969.9 million in the same period in the prior year, an increase of $129.5 million. As a percentage of net sales, SG&A increased 0.2 percentage points in the nine months ended March 31, 2016 compared to the same period in the prior year. The increase in SG&A was primarily in support of increased net sales, the inclusion of our recent acquisitions in the current year SG&A and the related amortization expense, and higher RD&E partially offset by lower restructuring expenses, lower costs associated with estimated indemnifications related to Connected Car supply arrangements, tighter expense controls and favorable foreign currency translation of $40.6 million. RD&E increased $34.4 million to $312.0 million, or 6.2 percent of net sales in the nine months ended March 31, 2016, compared to $277.5 million, or 6.2 percent of net sales in the same period in the prior year primarily due to higher gross spending to support new product introductions partially offset by higher customer reimbursements and favorable foreign currency translation of $14.4 million.

A summary of SG&A by business segment is presented below:

	Three Months Ended March 31,				Nine months ended March 31,
	2016	Percentage of Net Sales	2015	Percentage of Net Sales	2016	Percentage of Net Sales	2015	Percentage of Net Sales
SG&A:
Connected Car	$105,956	13.8%	$90,629	12.4%	$295,241	13.1%	$280,287	13.0%
Lifestyle Audio	106,846	22.6%	88,063	20.7%	330,990	21.2%	293,949	21.8%
Professional Solutions	75,005	32.3%	84,457	34.9%	230,879	31.7%	240,231	31.4%
Connected Services	35,828	21.6%	14,343	21.4%	139,731	27.4%	36,484	17.5%
Other	35,551	*	49,131	*	106,936	*	118,930	*
Eliminations **	(1,672)	*	—	*	(4,393)	*	0	*
Total	$357,514	22.0%	$326,623	22.3%	$1,099,384	21.9%	$969,881	21.7%

*	Percent not meaningful.
**	Represents elimination of inter-segment activity

Connected Car – SG&A increased $15.3 million to $106.0 million for the three months ended March 31, 2016 compared to the same period in the prior year. The increase in SG&A was primarily due to higher information technology costs to support future business partially offset by lower costs associated with estimated indemnifications related to Connected Car supply arrangements and favorable foreign currency translation of $1.0 million. As a percentage of net sales, SG&A increased 1.4 percentage points to 13.8 percent for the three months ended March 31, 2016 compared to the same period in the prior year. RD&E decreased $0.6 million to $45.4 million, or 5.9 percent of net sales in the three months ended March 31, 2016, compared to $46.0 million, or 6.3 percent of net sales, in the same period in the prior year primarily due to favorable foreign currency translation of $0.8 million.

SG&A increased $15.0 million to $295.2 million for the nine months ended March 31, 2016 compared to the same period in the prior year. The increase in SG&A was primarily in support of increased net sales and higher RD&E partially offset by lower costs associated with estimated indemnifications related to Connected Car supply arrangements, and favorable foreign currency translation of $17.9 million. As a percentage of net sales, SG&A increased 0.1 percentage points to 13.1 percent for the nine months ended March 31, 2016 compared to the same period in the prior year. RD&E increased $2.7 million to $139.8 million, or 6.2 percent of net sales in the nine months ended March 31, 2016, compared to $137.1 million, or 6.4 percent of net sales, in the same period in the prior year primarily due to higher gross spending to support new product introductions partially offset by higher customer reimbursements and favorable foreign currency translation of $10.5 million.

Lifestyle Audio – SG&A increased $18.8 million to $106.8 million for the three months ended March 31, 2016 compared to the same period in the prior year. The increase in SG&A was primarily related to higher RD&E to support several new car audio programs and the inclusion of our recent acquisition of certain automotive assets and liabilities of B&O partially offset by lower restructuring expenses and favorable foreign currency translation of $0.8 million. As a percentage of net sales, SG&A increased 1.9 percentage points to 22.6 percent for the three months ended March 31, 2016 compared to the same period in the prior year. RD&E increased $5.2 million to $28.0 million, or 5.9 percent of net sales, in the three months ended March 31, 2016 compared to $22.7 million, or 5.4 percent of net sales in the same period in the prior year due to higher gross spending to support new product introductions and the inclusion of our recent acquisitions.

SG&A increased $37.0 million to $331.0 million for the nine months ended March 31, 2016 compared to the same period in the prior year. The increase in SG&A was primarily related to higher RD&E to support several new car audio programs and the inclusion of our recent acquisition of certain automotive assets and liabilities of B&O, partially offset by lower restructuring expenses and favorable foreign currency translation of $13.5 million. As a percentage of net sales, SG&A decreased 0.6 percentage points to 21.2 percent for the nine months ended March 31, 2016 compared to the same period in the prior year. RD&E increased $23.4 million to $83.1 million, or 5.3 percent of net sales, in the nine months ended March 31, 2016 compared to $59.7 million, or 4.4 percent of net sales in the same period in the prior year due to higher gross spending to support new product introductions and the inclusion of our recent acquisitions partially offset by favorable foreign currency translation of $1.4 million.

Professional Solutions – SG&A decreased $9.5 million to $75.0 million for the three months ended March 31, 2016 compared to the same period in the prior year. The decrease in SG&A was primarily due to lower restructuring expenses, tighter expense controls and favorable foreign currency translation of $0.9 million. As a percentage of net sales, SG&A decreased 2.6 percentage points to 32.3 percent for the three months ended March 31, 2016 compared to the same period in the prior year. RD&E increased $0.8 million to $17.6 million, or 7.6 percent of net sales, in the three months ended March 31, 2016 compared to $16.8 million, or 7.0 percent of net sales, in the same period in the prior year to support new product introductions.

SG&A decreased $9.4 million to $230.9 million for the nine months ended March 31, 2016 compared to the same period in the prior year. The decrease in SG&A was primarily due to lower restructuring expenses, tighter expense controls and favorable foreign currency translation of $6.1 million. As a percentage of net sales, SG&A increased 0.3 percentage points to 31.7 percent for the nine months ended March 31, 2016 compared to the same period in the prior year. RD&E increased $0.7 million to $51.9 million, or 7.1 percent of net sales, in the nine months ended March 31, 2016 compared to $51.2 million, or 6.7 percent of net sales, in the same period in the prior year to support new product introductions.

Connected Services – SG&A increased $21.5 million to $35.8 million for the three months ended March 31, 2016 compared to the same period in the prior year primarily due to the acquisitions of STC and Redbend partially offset by favorable foreign currency translation of $0.4 million. As a percentage of net sales, SG&A increased 0.2 percentage points to 21.6 percent for the three months ended March 31, 2016 compared to the same period in the prior year primarily driven by the expansion of our services portfolio. RD&E increased $0.1 million to $6.6 million, or 4.0 percent of net sales, in the three months ended March 31, 2016 compared to $6.5 million, or 9.7 percent of net sales, in the same period in the prior year.

SG&A increased $103.2 million to $139.7 million for the nine months ended March 31, 2016 compared to the same period in the prior year primarily due to the acquisitions of STC and Redbend and higher RD&E partially offset by favorable foreign currency translation of $2.8 million. As a percentage of net sales, SG&A increased 9.9 percentage points to 27.4 percent for the nine months ended March 31, 2016 compared to the same period in the prior year primarily driven by the expansion of our services portfolio. RD&E increased $10.3 million to $28.2 million, or 5.5 percent of net sales for the nine months ended March 31, 2016 compared to $17.9 million, or 8.6 percent of net sales, in the same period in the prior year primarily due to the acquisition of Redbend partially offset by favorable foreign currency translation of $1.5 million.

Other – Other SG&A includes compensation, benefit and occupancy costs for corporate employees, new technology innovation and expenses associated with our corporate brand identity campaign. Other SG&A decreased $13.6 million to $35.6 million in the three months ended March 31, 2016 compared to the same period in the prior year primarily due to lower transaction expenses partially offset by increased investments in marketing.  Other SG&A decreased $12.0 million to $106.9 million in the nine months ended March 31, 2016 compared to the same period in the prior year primarily due to lower transaction expenses partially offset by higher RD&E and increased investments in marketing.

Restructuring

Our restructuring program that is designed to improve our global footprint, cost structure, technology portfolio, human resources and internal processes continues. For the three and nine months ended March 31, 2016 and 2015, we continued to refine existing programs and launched significant new programs focused on achieving further productivity improvements to: (i) optimize certain research and development, supply chain and administrative functions; (ii) outsource certain manufacturing capabilities; (iii) divest or sublease facilities no longer needed to support current operations; and (iv) relocate certain functions to best cost countries.

A summary and components of our restructuring initiatives are presented below and include accruals for new programs as well as revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Severance Related Costs	Third Party Contractor Termination Costs	Facility Closure and Other Related Costs	Asset Impairments(1)	Total
Liability, June 30, 2015	$60,789	$-	$4,590	$-	$65,379
Expense(2)	3,383	592	1,341	6,168	11,484
Accumulated depreciation offset	-	-	-	(6,168)	(6,168)
Payments	(38,625)	(338)	(2,030)	-	(40,993)
Foreign currency translation	95	3	6	-	104
Liability, March 31, 2016	$25,642	$257	$3,907	$-	$29,806
Liability, June 30, 2014	$54,157	$-	$30,262	$-	$84,419
Expense(2)	36,674	2,034	535	7,508	46,751
Accumulated depreciation offset	-	-	-	(7,508)	(7,508)
Payments	(16,862)	(1,998)	(18,969)	-	(37,829)
Reclassified liabilities(3)	893	-	-	-	893
Foreign currency translation	(12,896)	(2)	(2,494)	-	(15,392)
Liability, March 31, 2015	$61,966	$34	$9,334	$-	$71,334

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

Restructuring liabilities are recorded in Accrued liabilities and Other non-current liabilities in our Condensed Consolidated Balance Sheets.

Restructuring expenses by reporting business segment are presented below:

	Three Months Ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
Connected Car	$(251)	$1,223	$(1,488)	$1,052
Lifestyle Audio	945	4,440	2,119	29,590
Professional Solutions	2,516	4,425	4,692	8,669
Connected Services	-	-	-	-
Other	(7)	-	(7)	(68)
Total	3,203	10,088	5,316	39,243
Asset Impairments	2,204	4,723	6,168	7,508
Total	$5,407	$14,811	$11,484	$46,751

Goodwill

Goodwill was $1.426 billion at March 31, 2016 compared with $1.287 billion at June 30, 2015. The increase in goodwill in the nine months ended March 31, 2016 versus June 30, 2015 was primarily associated with the following: increases of $69.7 million, $60.9 million and $18.9 million in connection with the acquisitions of STC, TowerSec Ltd. (“TowerSec”) and Redbend, respectively, and decreases of $4.3 million, $3.7 million and $0.2 million in connection with the acquisitions of I.P.S.G International Product Solution Group Pty Ltd. and VFX Systems Pty Ltd. (collectively “IPSG/VFX”), certain assets and liabilities of Verto Medical Solutions LLC d/b/a/ yurbuds and Yurbuds UK Limited (collectively, “yurbuds”) and certain automotive assets and liabilities of B&O, respectively, partially offset by unfavorable foreign currency translation of $2.3 million.

As more fully discussed in Note 18 – Business Segment Data and in Note 8 - Goodwill and Intangible Assets, Net in the Notes to the Condensed Consolidated Financial Statements, we revised our segment and reporting unit structure effective July 1, 2015.

The changes in the carrying amount of goodwill by business segment for the nine months ended March 31, 2016 were as follows:

	Connected Car	Lifestyle Audio	Professional Solutions	Connected Services	Other	Total
Balance, June 30, 2015	$24,422	$159,088	$387,861	$529,367	$186,442	$1,287,180
Realignment adjustments(1)	(3,673)	(6,738)	-	196,853	(186,442)	-
Balance, June 30, 2015 – adjusted	20,749	152,350	387,861	726,220	-	1,287,180
Acquisitions and adjustments(2)	60,936	(3,849)	(4,249)	88,481	-	141,319
Other adjustments(3)	402	(860)	(1,114)	(725)	-	(2,297)
Balance, March 31, 2016	$82,087	$147,641	$382,498	$813,976	$-	$1,426,202

(1)	The realignment adjustments reallocate our goodwill based on our new reporting structure based on the relative fair value of each reporting unit.
(2)	Refer to Note 22—Acquisitions for more information.
(3)	The other adjustments to goodwill primarily consist of foreign currency translation adjustments.

We did not recognize any goodwill impairment charges in our Condensed Consolidated Statements of Income in the three and nine months ended March 31, 2016 and 2015.

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

Operating Income

Operating income for the three months ended March 31, 2016 was $135.4 million, or 8.3 percent of net sales, compared to operating income of $91.5 million, or 6.2 percent of net sales, in the same period in the prior year. The increase in operating income was primarily due to the impact of our recent acquisitions, higher leverage of fixed costs based on higher sales volumes, favorable product mix and lower restructuring expenses, partially offset by higher SG&A in support of increased net sales and our recent acquisitions and higher RD&E.

Operating income for the nine months ended March 31, 2016 was $426.0 million, or 8.5 percent of net sales, compared to operating income of $356.0 million, or 8.0 percent of net sales, in the same period in the prior year. The increase in operating income was primarily due to the impact of our recent acquisitions, higher leverage of fixed costs based on higher sales volumes, favorable product mix and lower restructuring expenses, partially offset by higher SG&A in support of increased net sales and our recent acquisitions and higher RD&E.

Interest Expense, Net

Interest expense is reported net of interest income in our Condensed Consolidated Statements of Income. Interest expense, net was $8.6 million and $3.0 million for the three months ended March 31, 2016 and 2015, respectively. Gross interest expense was $9.7 million and $3.5 million for the three months ended March 31, 2016 and 2015, respectively. The non-cash portion of gross interest expense was $0.7 million and $1.2 million for the three months ended March 31, 2016 and 2015, respectively. The cash portion of gross interest expense was $9.0 million and $2.3 million in the three months ended March 31, 2016 and 2015, respectively. Interest income was $1.1 million and $0.5 million for the three month periods ended March 31, 2016 and 2015, respectively.

Interest expense, net was $24.6 million and $7.9 million for the nine months ended March 31, 2016 and 2015, respectively. Gross interest expense was $27.1 million and $9.3 million for the nine months ended March 31, 2016 and 2015, respectively. The non-cash portion of gross interest expense was $2.1 million and $2.2 million for the nine months ended March 31, 2016 and 2015, respectively. The cash portion of gross interest expense was $25.0 million and $7.1 million in the nine months ended March 31, 2016 and 2015, respectively. Interest income was $2.5 million and $1.4 million for the nine month periods ended March 31, 2016 and 2015, respectively.

Non-cash interest expense for the three and nine months ended March 31, 2016 relates to the amortization of the debt discount and debt issuance costs on the 2.000 Percent Senior Notes due 2022 (the “2.000 Percent Senior Notes”) issued on May 27, 2015 and the U.S. Dollar denominated 4.150 Percent Senior Notes due 2025 (the “4.150 Percent Senior Notes”) issued on May 11, 2015 and the amortization of debt issuance costs on the Multi-Currency Credit Agreement entered into on March 26, 2015 by and among Harman, Harman Holding GmbH & Co. KG (“Harman KG”) and a group of banks (the “2015 Credit Agreement”). Non-cash interest expense for the three and nine months ended March 31, 2015 relates to the amortization of debt issuance costs on the 2015 Credit Agreement and the Multi-Currency Credit Agreement, dated as of October 10, 2012, entered into by and among Harman, Harman KG and a group of banks (the “2013 Credit Agreement”).

Cash interest expense for the three and nine months ended March 31, 2016 primarily relates to interest on the 2.000 Percent Senior Notes, the 4.150 Percent Senior Notes, the 2015 Credit Agreement and our short-term borrowings. Cash interest expense for the three and nine months ended March 31, 2015 primarily relates to interest on the 2015 Credit Agreement and the 2013 Credit Agreement and our short-term borrowings.

Interest income primarily relates to interest earned on our cash and cash equivalents and the variances from year to year are due to fluctuations in those balances and changes in interest rates.

Foreign Exchange Losses, Net

Foreign currency exchange gains and losses resulting from the remeasurement of certain foreign currency denominated monetary assets and liabilities are included in Foreign exchange losses (gains), net in our Condensed Consolidated Statements of Income.

Miscellaneous, Net

Miscellaneous, net expenses were $2.9 million and $2.3 million for the three months ended March 31, 2016 and 2015, respectively, and were $11.3 million and $6.9 million for the nine months ended March 31, 2016 and 2015, respectively. During the three and nine months ended March 31, 2016, Miscellaneous, net expenses primarily consisted of bank charges, interest expense related to a disputed claim and accretion of certain acquisition consideration liabilities which are payable in the future.  During the three and nine months ended March 31, 2015, Miscellaneous, net expenses primarily consisted of bank charges and interest expense related to a disputed claim.

Income Tax Expense, Net

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income. Income tax expense for the three months ended March 31, 2016 and 2015 was $31.4 million and $19.3 million, respectively. The effective tax rate for the three months ended March 31, 2016 and 2015 was 26.1 percent and 21.6 percent, respectively. The increase in the effective tax rate for the three months ended March 31, 2016 compared to the same period in the prior year was primarily due to higher income in the U.S. that is taxed at higher rates than our key foreign jurisdictions.

Income tax expense for the nine months ended March 31, 2016 and 2015 was $98.0 million and $76.3 million, respectively. The effective tax rate for the nine months ended March 31, 2016 and 2015 was 25.3 percent and 22.1 percent, respectively. The increase in the effective tax rate for the nine months ended March 31, 2016 compared to the same period in the prior year was primarily due to higher income in the U.S. that is taxed at higher rates than our key foreign jurisdictions.

We have net deferred tax assets of $85.9 million primarily consisting of deferred deductions, research and experimentation credits, and foreign tax credits. We have evaluated all available evidence, both positive and negative, and based on the weight of all available evidence we continue to believe that our net deferred tax assets are fairly reflected in our Condensed Consolidated Balance Sheets. If the results of our operations do not meet our current expectations, our net deferred tax assets may become impaired.

As of March 31, 2016 unrecognized tax benefits and the related interest were $57.8 million and $2.6 million, respectively, all but $6.0 million of which would affect the tax rate if recognized. During the three months ended March 31, 2016, $0.7 million of tax reserves were established on new uncertain tax positions and $0.1 million of tax reserves were reduced based on a settlement with the Indian tax authorities. Related interest on prior year exposures was increased by $0.1 million primarily related to Germany and Brazil  and decreased by $0.1 million related to the Indian settlement. During the nine months ended March 31, 2016, $2.1 million of tax reserves were established on new uncertain tax positions and $2.9 million of tax reserves were reduced based on settlements with the German and Indian tax authorities. Related interest on prior year exposures was decreased by $1.4 million primarily related to the German and Indian tax audit settlement.

Financial Condition

Liquidity and Capital Resources

We primarily finance our working capital requirements through cash generated by operations, the 2015 Credit Agreement, and trade credit. Cash and cash equivalents were $360.4 million at March 31, 2016 compared to $649.5 million at June 30, 2015. During the nine months ended March 31, 2016, our cash and cash equivalents balance decreased $289.1 million. The decrease in cash was due to net cash utilized in operating activities, payments related to acquisitions, capital expenditures, dividends, repurchases of common stock under our board authorized share buyback programs and related to our share-based compensation arrangements partially offset by net borrowings of long-term debt. We also used cash to make investments in our manufacturing facilities, fund product development and meet the working capital needs of our business segments.

We believe that our existing cash and cash equivalents of $360.4 million at March 31, 2016, together with our expected future operating cash flows, and our availability of $713.2 million under the 2015 Credit Agreement, will be sufficient to cover our working capital needs, debt service, income tax payments, capital expenditures, including major investments related to manufacturing and research facilities in emerging markets, acquisitions, purchase commitments, restructuring projects, share buybacks and quarterly dividends for at least the next 12 months.

Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and maintain access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors beyond our control. We earn a significant amount of our operating income outside the U.S., the majority of which is deemed to be permanently reinvested in foreign jurisdictions. For at least the next 12 months, we have sufficient cash in the U.S., availability under the 2015 Credit Agreement and forecasted domestic cash flow to sustain our operating activities and cash commitments for investing and financing activities, such as quarterly dividends, share buybacks and the repayment of debt. In addition, we expect existing foreign cash and cash equivalents and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months. As of March 31, 2016, Cash and cash equivalents of $95.2 million were held in the U.S. and Cash and cash equivalents of $265.2 million were held by us in foreign jurisdictions. As of June 30, 2015, Cash and cash equivalents of $196.3 million were held in the U.S. and Cash and cash equivalents of $453.2 million were held by us in foreign jurisdictions. Below is a more detailed discussion of our cash flow activities during the nine months ended March 31, 2016 compared to the same period in the prior fiscal year.

Operating Activities

For the nine months ended March 31, 2016, our net cash provided by operations was $81.5 million compared to $305.4 million in the same period in the prior year. The decrease in operating cash flows compared to the same period in the prior year was primarily due to decreases in accounts payable, accrued liabilities, and income taxes payable partially offset by higher amortization and changes in derivatives. At March 31, 2016, working capital, excluding cash and short-term debt, was $772.7 million, compared with $113.7 million at June 30, 2015. The increase was primarily due to higher receivables, inventory and other current assets and lower accounts payable, accrued liabilities and income taxes payable.

Investing Activities

Net cash used in investing activities was $364.0 million for the nine months ended March 31, 2016, compared to $221.4 million in the same period in the prior year. The increase in net cash used in investing activities compared to the same period in the prior year was primarily due to increased payments related to acquisitions and higher capital expenditures in the current year. Capital expenditures for the nine months ended March 31, 2016 were $139.9 million, in support of new Connected Car and Lifestyle Audio awards, compared to $108.5 million for the same period in the prior year. We expect that capital expenditures as a percentage of sales for fiscal year 2016 will remain in line with fiscal year 2015 levels.

Financing Activities

Net cash used in financing activities was $2.7 million for the nine months ended March 31, 2016, compared to $14.5 million in the same period in the prior year. The decrease in cash used in financing activities was primarily due to higher net borrowings of debt in the current year partially offset by higher repurchases of common stock related to our board authorized share buyback programs and higher payments related to acquisitions.

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

At March 31, 2016 and June 30, 2015, there was approximately $483.0 million and $283.1 million, respectively, of outstanding borrowings, which are included in our Condensed Consolidated Balance Sheets as Borrowings under revolving credit facility. At March 31, 2016 and June 30, 2015 there were $3.8 million and $4.8 million, respectively, of outstanding letters of credit under the 2015 Credit Agreement. At March 31, 2016 and June 30, 2015, unused available credit under the 2015 Credit Agreement was $713.2 million and $912.1 million, respectively. In connection with the 2015 Credit Agreement, we incurred $3.0 million of fees and other expenses, which are included within Other assets in our Condensed Consolidated Balance Sheets at March 31, 2016 and June 30, 2015. These costs are amortized over the term of the 2015 Credit Agreement to Interest expense, net in our Condensed Consolidated Statements of Income on a straight-line basis.

At March 31, 2016, long-term debt maturing in each of the next five fiscal years and thereafter is as follows:

2016	$1,143
2017	3,853
2018	2,980
2019	2,050
2020	484,626
Thereafter	800,213
Total	$1,294,865

Our existing debt agreements contain provisions that limit our operating and financing activities. The 2015 Credit Agreement contains certain negative covenants that limit, among other things, our ability to permit certain of our subsidiaries to incur debt and the ability of us and our subsidiaries to incur liens, make fundamental changes (including selling all or substantially all of our assets), undertake transactions with affiliates and undertake sale and leaseback transactions. The 2.000 Percent Senior Notes Indenture and the 4.150 Percent Senior Notes Indenture contain covenants that, subject to certain exceptions, limit our ability to incur indebtedness secured by principal properties, enter into certain sale and leaseback transactions with respect to principal properties and enter into certain mergers, consolidations and transfers of all or substantially all of the assets of Harman. In addition, the 2015 Credit Agreement contains more restrictive financial covenants that require us to maintain compliance with specified financial ratios. We may have to curtail some of our operations to maintain compliance with the covenants in our existing debt agreements. A violation of any of these covenants could result in a default under our debt agreements, which could permit the acceleration of the repayment of any borrowings outstanding and/or the holders of the notes to direct the trustee to accelerate repayment of amounts outstanding under the notes. A default or acceleration under our debt agreements would result in increased capital costs and could adversely affect our ability to operate our business and our results of operations and financial condition. As of March 31, 2016, we were in compliance with all of the covenants contained in the 2015 Credit Agreement, the 2.000 Percent Senior Notes Indenture and the 4.150 Percent Senior Notes Indenture.
Equity

Total shareholders’ equity at March 31, 2016 was $2.475 billion compared with $2.393 billion at June 30, 2015. The increase is primarily due to higher net income, offset by unrealized losses on hedging derivatives, unfavorable foreign currency translation, treasury stock repurchases and dividends to shareholders.

Off-Balance Sheet Arrangements

We utilize off-balance sheet arrangements in our operations when we enter into operating leases for land, buildings and equipment in the normal course of business, which are not included in our Condensed Consolidated Balance Sheets. In addition, we had outstanding letters of credit of $3.8 million and $4.8 million at March 31, 2016 and June 30, 2015, respectively, which were not included in our Condensed Consolidated Balance Sheets.

Share Buyback Program

On October 28, 2014, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock over a three year period (the “2014 Buyback Program”). The 2014 Buyback Program allows us to purchase shares of our common stock in accordance with applicable securities laws on the open market or through privately negotiated transactions during the authorized three year period. The 2014 Buyback Program may be suspended or discontinued at any time. We will determine the timing and the amount of any repurchases based on an evaluation of market conditions, share price, other growth opportunities and other factors. We have and may repurchase shares on the open market or, from time to time, through repurchase plans with one or more external brokers that provide a structure for execution of share repurchases under the 2014 Buyback Program. During the three and nine months ended March 31, 2016, we repurchased 308,794 shares and 803,344 shares at a cost of $24.7 million and $74.7 million, respectively, for a total cumulative buyback of 803,344 shares at a cost of $74.7 million under the 2014 Buyback Program.

Business Outlook

Our future outlook is largely dependent upon global macroeconomic conditions. Results in our combined automotive based Connected Car and Lifestyle Audio segments are in-line with our expectations. Due to the recent earthquakes in Japan, these two segments may be negatively impacted by temporary supply chain interruptions and automotive manufacturing plant shut-downs. We believe that current consumer discretionary spending levels, automotive production rates and projected increased take rates for our automotive products, will continue to support double digit growth in constant currency within our combined Connected Car and Lifestyle Audio segments. Results in our Professional Solutions segment remain negatively impacted by continued weakness in emerging markets particularly in Brazil and Russia as well as certain European markets. Additionally, sales channel rationalizations to support our new solutions based go-to-market structure within the Professional Solutions segment have also negatively impacted results relative to expectations. To mitigate these impacts we continue to launch new innovative products and pursue certain discount programs, while focusing management attention on completing the re-alignment of the sales structure to better capitalize on our unique end-to-end solutions. Our recent acquisition of STC provides diversification of the customer base and moderation of the business cycle. We remain committed to our investment plans in the areas of RD&E and marketing programs, driving growth through increased consumer awareness for our innovative new product introductions. We also remain committed to pursuing incremental productivity and restructuring programs, which are expected to provide an accelerated rate of earnings growth in future years. Capital expenditures as a percentage of sales are expected to remain in line with fiscal year 2015 levels.

Subsequent Events

Dividend Declaration

On April 28, 2016 we declared a cash dividend of $0.35 per share for the quarter ended March 31, 2016. The quarterly dividend will be paid on May 23, 2016 to each stockholder of record as of the close of business on May 9, 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are required to include information about potential effects of changes in interest rates and currency exchange rates in our periodic reports filed with the Securities and Exchange Commission. Since June 30, 2015, there have been no material changes in the quantitative or qualitative aspects of our market risk profile. See Item 7A, Quantitative and Qualitative Disclosure About Market Risk included in our 2015 Annual Report.

Interest Rate Sensitivity/Risk

At March 31, 2016, interest on approximately 37 percent of our borrowings was determined on a variable rate basis. The interest rates on the balances of our debt, cash and cash equivalents are subject to changes in U.S. and European short-term interest rates. To assess exposure to interest rate changes, we have performed a sensitivity analysis assuming a hypothetical 100 basis point increase or decrease in interest rates across all outstanding variable rate debt and investments. Our analysis indicates that the effect on net income for the three months ended March 31, 2016 of such an increase or decrease in interest rates would be approximately $0.2 million.

Foreign Currency Risk

We maintain significant operations in Germany, China, Hungary, the United Kingdom, the Netherlands, India, and Brazil. As a result, we are subject to market risks arising from changes in these foreign currency exchange rates, principally the change in the value of the Euro versus the U.S. Dollar. Refer to Note 13 – Derivatives in the Notes to the Condensed Consolidated Financial Statements for

additional discussion on our financial risk management. Changes in currency exchange rates, principally the change in the value of the Euro compared to the U.S. Dollar have an impact on our reported results when the financial statements of foreign subsidiaries are translated into U.S. Dollars. Approximately 38 percent of our sales are denominated in Euros. The average exchange rate for the Euro versus the U.S. Dollar for the nine months ended March 31, 2016 decreased 10.5 percent from the same period in the prior fiscal year.

We presently estimate the effect on fiscal year 2016 income before income taxes, based upon a recent estimate of foreign exchange translation exposure (translating the operating performance of our foreign subsidiaries into U.S. Dollars), of a uniform strengthening or weakening of the U.S. Dollar by 10 percent, would be to increase or decrease income before income taxes by approximately $13.3 million for the nine months ended March 31, 2016.

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

Interpretive guidance issued by the SEC staff permits the exclusion of an evaluation of the effectiveness of a registrant’s disclosure controls and procedures as they relate to the internal control over financial reporting for acquired businesses during the first year following such acquisition. As discussed in Note 2 - Acquisitions in the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 and in Note 22 – Acquisitions in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, during the fiscal year ended June 30, 2015, we completed the acquisitions of: Southern Vision Systems, Inc., certain automotive assets and liabilities of Bang & Olufsen A/S, and Symphony Teleca Corporation (collectively the “Acquired Businesses”). The Acquired Businesses had total assets representing 20.1 percent of consolidated assets, and total revenues representing 7.2 percent of consolidated revenues included in our condensed consolidated financial statements as of and for the three and nine months ended March 31, 2016. Management’s evaluation and conclusion as to the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q excludes any evaluation of the internal control over financial reporting of the Acquired Businesses.

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

On September 5, 2012, the District Court heard oral arguments on the defendants’ motion to dismiss. At the request of the District Court, on September 24, 2012, each side submitted a supplemental briefing on the defendants’ motion to dismiss. On January 17, 2014, the District Court granted a motion to dismiss, without prejudice. The Lead Plaintiff appealed this ruling to the U.S. Court of Appeals for the District of Columbia Circuit (the “Court of Appeals”) and, on June 23, 2015, the District Court’s ruling was reversed and remanded for further proceedings. On July 23, 2015, the defendants filed a motion for a rehearing en banc before the Court of Appeals, which was denied on August 26, 2015. The defendants filed a petition for a writ of certiorari seeking U.S. Supreme Court review on November 24, 2015, which was denied by the District Court on February 29, 2016. Discovery in this matter is ongoing.

Item 1A.	Risk Factors

There have been no material changes to the disclosure regarding the risk factors set forth in Item 1A to our 2015 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

On October 28, 2014, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock over a three year period (the “2014 Buyback Program”). The 2014 Buyback Program allows us to purchase shares of our common stock in accordance with applicable securities laws on the open market or through privately negotiated transactions during the authorized three year period. The 2014 Buyback Program may be suspended or discontinued at any time. We will determine the timing and the amount of any repurchases based on an evaluation of market conditions, share price, other growth opportunities and other factors. We have and may repurchase shares on the open market or, from time to time, through repurchase plans with one or more external brokers that provide a structure for execution of share repurchases under the 2014 Buyback Program. During the three and nine months ended March 31, 2016, we repurchased 308,794 shares and 803,344 shares at a cost of $24.7 million and $74.7 million, respectively, for a total cumulative buyback of 803,344 shares at a cost of $74.7 million under the 2014 Buyback Program.

The following table provides information about shares acquired in connection with our share buyback program during the three months ended March 31, 2016:

	Total Number of Shares Acquired During Period	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program
January 1 –January 31, 2016	-	-	-	449,991,623
February 1 – February 29, 2016	50,801	77.39	50,801	446,059,402
March 1– March 31, 2016	257,993	80.51	257,993	425,283,188
Total	308,794		308,794	425,283,188

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit No.	Exhibit Description

31.1	Certification of Dinesh C. Paliwal pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Sandra E. Rowland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dinesh C. Paliwal and Sandra E. Rowland, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Attached as Exhibit 101 to this report are the following financial information formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2016 and June 30, 2015, (ii) Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the three and nine months ended March 31, 2016 and 2015 and (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harman International Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harman International Industries, Incorporated

Date: April 28, 2016	By:	/S/ SANDRA E. ROWLAND
Sandra E. Rowland
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)