Form 10-K
period 2016-06-30
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2016-08-11
CIK 800459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was $6,664,593,936 based upon the closing price of the shares on the New York Stock Exchange on that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 69,783,053 shares of common stock, par value $.01 per share, as of July 31, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

You should carefully consider the risks described below and the other information in this report because they identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Our operating results may fluctuate significantly and may not meet our expectations or those of securities analysts or investors. The price of our stock would likely decline if this occurs. Factors that may cause fluctuations in our operating results include, but are not limited to, the following:

•	the loss of one or more significant customers, the loss of a significant platform with an automotive customer or the in-sourcing of certain services by our automotive customers;
•	our ability to maintain a competitive technological advantage through innovation and leading product designs;
•	our ability to maintain profitability if there are delays in our product launches or increased pricing pressure from our customers;
•	fluctuations in currency exchange rates, particularly with respect to the value of the U.S. Dollar and the Euro;
•	the inability of our suppliers to deliver materials, parts and components including, without limitation, microchips and displays, at the scheduled rate and disruptions arising in connection therewith;
•

fluctuations in the price and supply of raw materials including, without limitation, petroleum, copper, steel, aluminum, synthetic resins, rare metals and rare-earth minerals, or shortages of materials, parts and components;

•	our failure to protect the security of our products and systems against cyber crime; and
•	our failure to maintain the value of our brands and implementing a sufficient brand protection program.

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. As a result, the foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission. For additional information regarding certain factors that may cause our actual results to differ from those expected or anticipated see the information under the caption “Risk Factors” which is located in Item 1A of Part I of this report. We undertake no obligation to publicly update or revise any forward-looking statement (except as required by law). This report also makes reference to our awarded business, which represents the estimated future lifetime net sales for all our automotive customers. Our awarded business does not represent firm customer orders. We report our awarded business primarily based on written award letters from our customers. To validate these awards, we use various assumptions including global vehicle production forecasts, customer take rates for our products, revisions to product life-cycle estimates and the impact of annual price reductions and exchange rates, among other factors. The term “take rate” represents the number of units sold by us divided by an estimate of the total number of vehicles of a specific vehicle line produced during the same timeframe. The assumptions we use to validate these awards are updated and reported externally on an annual basis.

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

Our Company

We believe we are a leader in the design and engineering of connected products and solutions for automakers, consumers and enterprises worldwide, including connected car systems, audio and visual products, enterprise automation solutions and connected services. We have developed, both internally and through a series of strategic acquisitions, a broad range of product offerings sold under renowned brand names in our principal markets. Our AKG®, AMX®, Crown®, Harman/Kardon®, Infinity®, JBL®, JBL Professional, Lexicon®, Mark Levinson®, Martin®, Revel®, Soundcraft® and Studer® brand names are well known worldwide for premium quality and performance. Our software solutions power mobile devices and systems that are designed to be connected, integrated, personalized and adaptive across all platforms, from work and home, to car and mobile.

Connected Car

Our Connected Car segment designs, manufactures and markets connected car systems for vehicle applications to be installed primarily as original equipment by automotive manufacturers. Our scalable connected car platforms deliver enhanced and connected capabilities to the car, including intelligent high-performance navigation with embedded solutions for multimedia, premium entertainment tuners, and on-board and off-board connectivity that address a wide range of vehicle categories. Leveraging a software-driven computer platform, we offer an integrated suite of technologies that extends beyond infotainment to encompass telematics, connected safety, and over-the-air update capabilities.  We also offer a comprehensive suite of automotive cyber security solutions through a multi-layer architecture that can protect not only future vehicles, but connected cars on the road today. Global customers for our connected car systems include BMW, Daimler, Fiat Chrysler Automobiles, Ford, Geely, General Motors, Hyundai, Qoros, Subaru, Suzuki, TATA Group, Toyota/Lexus, Ssangyong, the Volkswagen Group and Yamaha. We also produce an infotainment system for Harley-Davidson touring motorcycles.

Lifestyle Audio

Our Lifestyle Audio segment designs, manufactures and markets car audio systems for vehicle applications to be installed primarily as original equipment by automotive manufacturers, as well as a wide range of consumer audio products including mid-to high-end loudspeakers and electronics, headphones, embedded audio products for consumer electronics and branded portable wireless speakers. We believe that we continue to redefine audio excellence for the home, the car and on-the-go listening. Our Lifestyle Audio products are marketed worldwide under renowned brand names including AKG, Harman/Kardon, Infinity, JBL, JBL Professional, Lexicon, Mark Levinson, JBL Synthesis® and Revel.  We also have rights to use the Bowers & Wilkins®, Bang & Olufsen® and Canton® brand names within the automotive space. Global customers for our premium car audio systems include Aston Martin, BMW, Daimler, Fiat Chrysler Automobiles, Ford, Geely, General Motors, Great Wall, Hyundai, McLaren, PSA Peugeot Citroën, SAIC, Subaru, Tesla, Toyota/Lexus and the Volkswagen Group. Our car audio products feature innovative technologies such as Clari-FiTM, HALOsonicTM and Quantum Logic Surround™.

Professional Solutions

Our Professional Solutions segment designs, manufactures and markets an extensive range of audio, lighting, video and control, and automation solutions for entertainment and enterprise applications, including live concerts and festivals, stadiums, airports, hotels and resorts, conference centers, educational institutions, command centers and houses of worship. We offer a variety of products, including loudspeakers, amplifiers, digital signal processors, microphones, headphones, mixing consoles, guitar pedals, lighting, video and control, and enterprise automation solutions. Our Professional Solutions audio products are used at important events and in prestigious venues, such as the GRAMMY® Awards, the Emmy® Awards, the Super Bowl®, the Oscars®, the MTV® Video Music Awards, the Country Music Awards® and Yankee Stadium. Our Professional Solutions products are marketed globally under a number of well-established brand names, including AKG, AMX, BSS®, Crown, dbx®, DigiTech®, JBL Professional, Lexicon, Martin, Soundcraft and Studer.

Connected Services

Our Connected Services segment includes the operating results of Symphony Teleca Corporation (“STC”), Red Bend Ltd. (“Redbend”), and our automotive services businesses. Our Connected Services segment creates innovative software solutions that integrate design, mobility, cloud and analytics and brings the benefits of the connected world to the automotive, retail, mobile, healthcare, media and consumer electronics markets. Our Connected Services segment offers services and solutions in order to help customers understand and visualize their data so they can make faster and more informed decisions, cloud-enable their businesses, support technical agility and exploit omni-channel strategies. Our Connected Services segment customers include BMW, Daimler, the Volkswagen Group, Jaguar Land Rover, Microsoft, British Telecom and Polycom.

Other

Other includes compensation, benefits and occupancy costs for corporate employees, net of reporting segment allocations, expenses associated with new technology innovation and our corporate brand identity campaign.

Results of Operations

Our results of operations depend on our sales in the connected car, car audio, consumer audio, professional solutions and connected services industries. Our products and services are sold worldwide, the largest markets of which are the United States and Germany.

Our Strengths

World-class brand portfolio

We believe that our brands and the innovative technologies they represent, many of which Harman pioneered, have helped establish our Company as a leader in the primary markets we serve. We have successfully leveraged our brands across our Connected Car, Lifestyle Audio, Professional Solutions and Connected Services segments to increase awareness and build brand equity to the benefit of all of the markets we serve.

Innovation and technological expertise

We believe that innovation is an important element to gaining market acceptance of our products and strengthening our market position. We have a history of leveraging our continuous technological innovation across all of the markets we serve. We have a well-deserved reputation for delivering premium audio and connected car solutions across a full spectrum of applications. We believe that our technological innovation, the quality of our products and our reputation for on-time delivery have resulted in Harman being awarded a substantial amount of Connected Car and Lifestyle Audio automotive business. As of June 30, 2016, we have a cumulative estimated $24.1 billion of awarded Connected Car and Lifestyle Audio automotive business, which represents the estimated future lifetime net sales for all our automotive customers. This amount does not represent firm customer orders. We report our awarded business primarily based on award letters from our customers. To validate these awards, we use various assumptions, including global vehicle production forecasts, customer take rates for our products, revisions to product life-cycle estimates and the impact of annual price reductions and exchange rates, among other factors. The term “take rate” represents the number of units sold by us divided by an estimate of the total number of vehicles of a specific vehicle line produced during the same timeframe. The assumptions we use to validate these awards are updated and reported externally on an annual basis. We believe our awarded automotive business will position us well for follow-on and new business with these existing customers. However, our estimates of awarded automotive business are forward-looking statements and may not actually be achieved. See the risk factor “We may not realize sales represented by awarded business” in Item 1A “Risk Factors” of Part I of this report.

Seasoned management team with extensive global experience

Our senior management team possesses substantial experience leading technology-oriented companies, promoting profitable growth through continuous value-added innovation and providing guidance, leadership and cost-discipline through challenging economic conditions.

Our Growth Strategy

Continued growth through innovation

We design and engineer connected products and solutions for automakers, consumers, and enterprises worldwide, including connected car systems, audio and visual products, enterprise automation solutions, and connected services.  Our talented workforce and innovation strength create value for our stakeholders by enabling seamless, connected lifestyles across all platforms.

Our innovative and highly integrated embedded connected car technologies offer automakers the most complete solutions for advanced navigation, intuitive user interfaces, integrated audio, device connectivity, cyber security, and connected safety. We are delivering a dynamic in-car experience for an increasingly connected world.

We have developed entry-level and mid-range connected car systems that we believe will deliver industry-leading performance at an affordable price that will allow us to penetrate the emerging entry-level and mid-range automotive market.

We have developed advanced solutions for the connected car with our next-generation scalable infotainment platform based on an innovative system architecture that offers rapid development of connected car apps and advanced safety and security features. Our Life-Enhancing Intelligent Vehicle Solution (“LIVS”) compute platform brings together previously discreet or separate connectivity and operational domains under a new, holistic automotive computing platform.  We believe LIVS is the industry’s most complete end-to-end system to provide drivers intelligent, adaptable and personal solutions in the car.

We are addressing the continued demand for connectivity in the car with advanced telematics platform solutions, as well as secure over-the-air (“OTA”) software management solutions to ensure a variety of vehicle networks and electronic control units are kept up-to-date.

With over 60 years of deep expertise in acoustic design, tuning and signal processing, we are leading the way in elevating the entire in-cabin listening experience.  Our brands have been introducing important innovations in home entertainment for more than 50 years, and we continue to develop new solutions that best meet consumer needs for more seamless and personalized listening experiences in the home and on-the-go.

We have developed new car audio technologies which leverage next generation connectivity capabilities. The Summit Car Audio system addresses the growing demand for personalization and adaptability through flexible software solutions. This scalable platform integrates the best of our sound processing and management technologies, such as Quantum Logic Surround SoundTM, Individual Sound Zones (“ISZ”), HALOsonic and Clari-Fi.with new features like Connected Jukebox and Virtual Venues to create a highly personalized in-car audio experience for drivers.  We have also developed, through our GreenEdgeTM initiative, environmentally friendly technologies to reduce power consumption and product weight, a growing area of opportunity for environmentally conscious customers.

We have developed audio, lighting, video and control and automation solutions for the world’s best entertainment venues, cinemas, recording studios, enterprises and public spaces. Our integrated product suites and go-to-market approach maximizes our reach to address the increasingly inter-connected requirements of the enterprise and entertainment markets.

We are focused on expanding our partnerships with key technology leaders such as Google, Microsoft and Under Armor to capitalize on the opportunities presented by the Internet of Things (“IoT”) for automotive, enterprise and consumer electronics.

We have introduced a cloud-based Service Delivery Platform for the connected car which allows automakers and service providers to introduce and easily deploy new enterprise cloud services to connected vehicles. The new platform facilitates the integration of a variety of enterprise and vehicle-centric applications and services from leading providers. The new platform enables the launch of a variety of services including uploading new software features after vehicle sale, using vehicle data to predict part failures, forecasting for preventative maintenance, and analysis of warranty claims.

Continued growth through acquisitions

On March 10, 2016 (the “TowerSec Acquisition Date”), Harman Becker Automotive Systems Manufacturing Kft, our indirect wholly-owned subsidiary, acquired all of the outstanding shares of TowerSec Ltd. (“TowerSec”), a leader in automotive cyber security. TowerSec’s products, featuring intrusion detection and prevention systems, will be integrated into our 5+1 cybersecurity framework, which we believe will position us as the de facto standard for automotive cyber security. The operating results of TowerSec are included in our consolidated financial statements from the TowerSec Acquisition Date within our Connected Car segment.

Continued growth through diversification of our business portfolio

Approximately 65% of our consolidated net sales were to automotive customers with our three most significant customers accounting for approximately 40% of our consolidated net sales for the fiscal year ended June 30, 2016.  Although we work to maintain and grow our business with our existing portfolio of customers, we also seek to further diversify our customer base as profitable opportunities arise.  Over the years, we have diversified our customer portfolio by expanding the proportion of our business with customers outside of our largest three customers, such as the addition of Ford, GM and Subaru.

Expansion into emerging markets

We believe opportunities exist to grow our business in all of our business segments in emerging markets, such as Brazil, Russia, India and China (“BRIC”). Our BRIC revenue has grown over the last five years, and we expect our market share to continue to grow in the BRIC countries. We have repositioned our research and development and production capabilities and have developed distribution channels to be able to meet the demand for our products in these markets.

Products

Connected Car

We believe that we are a leader in the development and manufacture of high-quality, digitally-integrated connected car systems for automobiles. In recent years, the automotive industry has experienced increased demand for information and entertainment in vehicles. We have developed leading technical competencies to address this demand. In fiscal year 2016, we supplied connected car systems for vehicles manufactured by BMW, Daimler, Fiat Chrysler Automobiles, Geely, Hyundai, Qoros, Suzuki, TATA Group, Toyota/Lexus, Ssangyong, and the Volkswagen Group. We also produce an infotainment system for Harley-Davidson touring motorcycles.

Lifestyle Audio

We believe that we are a leader in the development and manufacture of high-quality, high-fidelity, digitally-integrated premium branded car audio systems and components for automobiles. We continue to leverage our expertise in the design and manufacture of premium branded car audio systems and components, as well as our reputation for quality associated with our brand names. As a result of our well-established relationships with automobile manufacturers, our engineers are engaged early in the vehicle design process to develop systems that optimize acoustic performance and minimize weight and space requirements. In fiscal year 2016, we supplied branded car audio systems and components using our portfolio of brand names including Harman/Kardon, Infinity, JBL, JBL Professional, Lexicon, Mark Levinson and Revel for vehicles manufactured by Aston Martin, BMW, Daimler, Fiat Chrysler Automobiles, Ford, Geely, General Motors, Great Wall, Hyundai, McLaren, PSA Peugeot Citroën, SAIC, Subaru, Tesla, Toyota/Lexus and the Volkswagen Group. We also have rights to use the Bowers & Wilkins, Bang & Olufsen and Canton brand names within the automotive space.

In the consumer audio market, we manufacture loudspeakers under the Harman/Kardon, Infinity, JBL and Revel brand names. We also offer a broad range of consumer audio electronics under the Harman/Kardon, Lexicon, JBL Synthesis, Mark Levinson and Lexicon brand names. We also sell headphones, embedded audio products for consumer electronics and branded portable wireless speakers under the AKG, JBL, Harman/Kardon and Infinity brand names.

Professional Solutions

Our Professional Solutions products include audio, lighting, video and control, and enterprise automation solutions that are marketed under what we believe are some of the most respected brand names in the industry including AKG, AMX, BSS, Crown, dbx, DigiTech, JBL Professional, Lexicon, Martin, Soundcraft and Studer.  Our integrated product suites and go-to-market approach maximizes our reach to address the increasingly inter-connected requirements of the enterprise and entertainment markets. The professional market is increasingly moving to digital technology, and we believe that we are a leader in this space. Our Professional Solutions segment derives value from our ability to share research and development, engineering talent, technical expertise and other resources among our business units. Our loudspeakers, amplifiers, digital signal processors, mixing consoles, microphones, headphones, lighting, video and control systems, and enterprise automation solutions all have substantial engineering resources who work together to achieve common goals.

Connected Services

Our Connected Services segment creates innovative software solutions that integrate design, mobility, cloud and analytics.  We believe we are a leader in software design and development which includes our end-to-end software engineering, IoT and data analytics services for our customers in the automotive, mobile, and communications and software-enabled businesses. Our software management solutions keep mobile, automotive and IoT devices of all sizes and complexity continuously and reliably relevant with over-the-air software updates, and with virtualization and device management services.

Manufacturing

We believe that our manufacturing capabilities are essential to maintaining and improving product quality and performance. Our manufacturing facilities are located in North America, Europe, Asia and South America. Our facilities have been designed to emphasize worker safety and compliance with environmental, health and safety regulations.

Our manufacturing facilities for our Connected Car segment are located in Hungary, Mexico, China, India, Brazil and the U.S. These facilities are used to manufacture connected car systems.

Our manufacturing facilities for our Lifestyle Audio segment are located in Hungary, Mexico, China, India and the U.S. These facilities are used to manufacture our car audio systems. Our Lifestyle Audio segment primarily uses original design manufacturers for the manufacture of our consumer audio products to generate cost efficiencies, deliver products faster and better serve our customers. These manufacturers are primarily based in China.

Our manufacturing facilities for our Professional Solutions segment are located in Hungary, Mexico, China, Brazil, and the U.S. These facilities are used to manufacture our audio, lighting, video and control, and enterprise automation solutions.

Suppliers

Although most components essential to our business are generally available from multiple suppliers, a number of components are currently obtained from limited sources. We use rare earth minerals in our products, specifically rare earth neodymium magnets. We also use externally sourced microchips and displays in many of our products. Several independent suppliers manufacture loudspeakers and electronic products for us.

Distribution Channels

Connected Car

We primarily sell our connected car systems directly to automobile manufacturers in the U.S., Europe, Japan, South Korea, China and India, where they are installed as original equipment.

Lifestyle Audio

We primarily sell our car audio systems directly to automobile manufacturers in the U.S., Europe, India, Japan, China and South Korea, where they are installed as original equipment. In both our foreign and domestic markets, we sell our consumer audio products to dealers who sell directly to the end user and to distributors who resell our products to retailers. We market our products to the consumer who chooses what brand of sound system to purchase for their home or their automobile. Our goal is to make Harman brands the preferred brands in both consumer audio and car audio applications. Our consumer audio products are offered through mass-market retail stores, specialty audio stores, Harman stores, and through online retailers including our website Harmanaudio.com.

Professional Solutions

In the enterprise market we primarily sell our solutions through third parties, including dealers, consultants, architects and systems integrators in the U.S. and through a distributor network in other countries.  In the entertainment market, we primarily sell our products to dealers via manufacturers’ representatives or through distributors. Both manufacturers’ representatives and distributors have defined geographic regions. We also solicit business directly with end users and offer our products in retail stores or direct to customers over the Internet.

Connected Services

Our Connected Services segment is a global provider of product and platform engineering services with software development and market analytics services groups located in China, Germany, India, Poland, Russia, Ukraine, and the U.S. Our Connected Services segment revenues are primarily derived from commercial software services, mainly sold via our internal sales force, directly to the customer.

Trademarks and Patents

We market our products under numerous brand names that are protected by both pending and registered trademarks around the world. Our trademark registrations cover use of trademark rights in connection with various products, such as loudspeakers, speaker systems, speaker system components and other electrical and electronic devices. We have registered or taken other protective measures for many of these trademarks in substantially all major industrialized countries. As of June 30, 2016, we had 2,424 trademark registrations and 477 pending trademark applications around the world.

We have a history of innovation and, with more than 3,670 patents and 2,490 pending patent applications at June 30, 2016, covering various audio, connected car and software technologies and products, we continue to take our technology and products into new areas. While we consider our patents on the whole to be important, we do not consider any single patent, any group of related patents or any single license essential to our operations in the aggregate.

Seasonality

We experience seasonal fluctuations in sales and earnings. Historically, our first fiscal quarter ending September 30th is generally the weakest due to automotive model year changeovers and the summer holidays in Europe. Sales of our consumer audio products are generally significantly higher in the second quarter of our fiscal year, due to increased demand for these products during the holiday buying season. Our sales and earnings also vary due to the timing of the release of new products, customer acceptance of our products, product offerings by our competitors and general economic conditions. Our video and control and enterprise automation solutions business also experiences seasonality with sales being historically low during the third quarter of our fiscal year.

Industry Concentration/Key Customers

For the fiscal year ended June 30, 2016, approximately 65 percent of our net sales were to automobile manufacturers. Net sales to BMW, Fiat Chrysler Automobiles and the Volkswagen Group accounted for 13 percent, 15 percent and 12 percent, respectively, of our total consolidated net sales for the fiscal year ended June 30, 2016. Accounts receivable, net due from BMW, Fiat Chrysler Automobiles and The Volkswagen Group accounted for 9 percent, 17 percent, and 8 percent, respectively, of total consolidated accounts receivable, net at June 30, 2016. Our automotive customers, however, are not contractually obligated to any long-term purchase of our products. For a description of the risks related to our key customers and industry concentration, see “Risk Factors” located in Item 1A of Part I of this report.

Backlog Orders

We manufacture our connected car and car audio systems on a just-in-time basis. We maintain sufficient inventories of finished goods to promptly meet customer orders for our consumer audio and Professional Solutions customers. As a result, we do not consider the level of backlog to be an important indication of our future performance. Our backlog, which represents firm orders for all our customers, was approximately $197.5 million at June 30, 2016. We expect to deliver these products within the next 12 months.

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

Connected Car

In the connected car market, we compete with Alpine, Bosch, Panasonic, Continental, Visteon, Mitsubishi Electronics, Aisin Seiki, Delphi and Denso in the sale of connected car systems to automobile manufacturers. We believe our competitive position is enhanced by our technical expertise in designing and integrating navigation, speech recognition and human-machine interfaces into complete connected car systems uniquely adapted to the specific requirements of each vehicle model.

Lifestyle Audio

In the car audio market, we compete with Bose, Pioneer, ASK, Foster Electric, Sony, Lear and Panasonic in the sale of car audio systems to automotive manufacturers. We believe our competitive position is enhanced by our technical expertise in designing and integrating car audio systems uniquely adapted to the specific requirements of each vehicle model. The consumer audio market is characterized by the short life cycle of its products and a need for continuous design and development efforts.  We continue to develop new solutions that best meet consumer needs for more seamless and personalized listening experiences. In the consumer audio and electronics market our principal competitors include Beats, Bose, Sony, Philips, Samsung and Sonos.  We also offer embedded audio products for consumer electronics where our principal competitors are Creative Labs, Altec Lansing, Logitech, Klipsch and Cyber Acoustics.

Professional Solutions

The market for professional sound systems is highly competitive. We believe that we have historically held a leading market position in the professional loudspeaker market and complemented our professional loudspeaker line by adding digital professional electronic products, lighting solutions, video and control, and enterprise automation solutions. We compete by using our ability to provide complete system solutions to meet all of the audio requirements of our professional customers.

Our principal competitors in the entertainment market include Electro Voice, QSC, Meyer Sound Laboratories, Sennheiser, Peavey, Shure, Audio Technica, Yamaha, Loud Technologies, Inc., Lawo, DigiDesign/M-Audio and Sony. Our principal competitors in the enterprise market include Siemens, Tannoy, Clay Paky, Robe Lighting, Lawo, Stagetec, Telex, Extron and Crestron.

Connected Services

In our Connected Services segment, we compete with a wide range of global and regionally-based companies such as Tata Consultancy Services Limited, Cognizant Technology Solutions, the Aricent Group and WiPro Limited. The specific nature of who we compete with depends on the market segment being served and the specific customer requirements. We believe our market standing and competitive advantages are anchored in our unique combination of cloud, mobility and analytics solutions which help businesses accelerate the transformation to the connected world. Our global team of engineers enables companies to create new digital business models, enter new markets, enhance customer experiences and become more responsive companies. We believe our competitive position is enhanced by our combination of design, device and data through a set of software capabilities and value-added services making the connected car, home, lifestyle and enterprise a reality.

Environmental Regulation

We are subject to various Federal, state, local and international environmental laws and regulations, including those governing the manufacture, import, use, discharge and disposal of hazardous materials, labeling and notice requirements related to potential consumer exposure to certain chemicals and, increasingly, energy efficiency rules and requirements for the recycling of our products and their packaging.

In Europe, we are subject to the European Union’s (“EU”) Directive on the Restriction of Use of Certain Hazardous Substances in Electrical and Electronics Equipment (“EU RoHS”). This directive restricts the placement into the EU market of electrical and electronic equipment containing certain hazardous materials, including lead, mercury, cadmium and chromium. We are also subject to the EU Waste Electrical and Electronic Equipment Directive, the EU Packaging Directive and the EU Battery Directive, which require producers of electrical goods, packaging and batteries to be financially responsible for costs of specified collection, recycling, treatment and disposal of covered products.

We are also subject to the EU’s Directive on Energy-related Products (the “ErP Directive”), which aims to encourage manufacturers and importers to produce products designed to minimize overall environmental impact. Under the ErP Directive, manufacturers must ensure that their energy-related products comply with applicable requirements, issue a declaration of conformity and mark the product with the ‘CE’ mark. The ErP Directive does not have binding requirements for specific products, but does define conditions and criteria for setting, through subsequent implementing measures, requirements regarding environmentally relevant product characteristics.  We believe that our products are in substantial compliance with the applicable requirements. Similar requirements exist in the four member states of the European Free Trade Association (Iceland, Norway, Liechtenstein and Switzerland). Such requirements are substantially met by compliance with the ErP Directive. We continue to modify the design and energy-use profiles of our products as needed to comply with applicable laws and regulations.

The EU has also enacted the Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”) regulation. REACH requires manufacturers and importers of articles to register the substances contained in the articles if the substances are intended to be released under normal or reasonably foreseeable conditions of use. Because the substances contained in our products are not intended to be released under normal or reasonably foreseeable conditions of use, we do not believe we or the importers of our products have an obligation under REACH to register those substances under the EU’s current interpretation of the Directive.

In the United States, certain substances used in the manufacture or design of our products are subject to regulation under the federal Toxic Substances Control Act (“TSCA”) as well as state chemical control and disclosure laws. In June 2016, TSCA was amended to give federal regulators greater authority to impose testing and use restrictions on substances and materials that enter U.S. commerce. While the law contains specific exemptions for substances in articles that are not expected to pose exposure hazards, federal interpretation and implementation of this new law could affect our ability, or our suppliers’ ability, to obtain or use chemicals and materials needed for our products. We are also subject to California’s Safe Drinking Water and Toxic Enforcement Act (also known as Proposition 65 or “Prop 65”), which requires that clear and reasonable warnings be given individuals (including consumers) who are exposed to certain chemicals deemed by the state of California to be dangerous.

Additionally, the U.S. Department of Energy has promulgated a regulation pertaining to external power supplies and compliance with the energy efficiency standards that were established under the Energy Independence and Security Act of 2007. We will address these requirements as necessary. We are also subject to laws in various Canadian provinces and U.S. states that impose fees to cover the cost of end of life responsible disposal and recycling of packaging, products and batteries. These laws require producers of electrical goods, packaging and batteries to be financially responsible for costs of specified collection, recycling, treatment and disposal of covered products. Our products may also become subject to further energy efficiency requirements if and when required under U.S. climate change legislation.

In China, we are subject to China’s law on Management Methods on the Control of Pollution Caused by Electronic Information Products (“China RoHS”), which is substantially similar to the EU RoHS. The China RoHS requires the disclosure and marking of certain substances, including lead, mercury, cadmium and chromium in certain electronic products.

We believe that our facilities and products are in substantial compliance with current laws and regulations. We expect further laws similar to the EU RoHS and China RoHS, and those governing product and packaging recycling, to be introduced in other jurisdictions, many or most of which could impose additional costs, including fees to cover recycling costs. The need for and cost of our compliance with such legislation cannot yet be determined but it could be substantial.

Research and Development

We believe that continued investment in product research and development is critical to our success. Net expenditures for research and development were $433.1 million, $380.2 million and $343.8 million for the fiscal years ended June 30, 2016, 2015 and 2014, respectively. We expect to continue to devote significant resources to research and development to sustain our competitive position.

Number of Employees

At June 30, 2016, we had approximately 26,000 full-time employees, including approximately 7,300 employees located in North America and approximately 18,700 employees located outside of North America.

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

Subsequent Events

Dividend Declaration

On August 4, 2016, we declared a cash dividend of $0.35 per share for the quarter ended June 30, 2016. The quarterly dividend will be paid on August 29, 2016 to each stockholder of record as of the close of business on August 15, 2016.

Website Information

Our corporate website is located at www.harman.com. We make available free of charge on our investor relations website under “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”). Our website also provides access to reports filed by our directors, executive officers and certain significant stockholders pursuant to Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, our Corporate Governance Guidelines, Codes of Ethics and Business Conduct, and the charters for the four committees of our Board of Directors are available on our website. The information on our website is not incorporated by reference into this report. In addition, the SEC maintains a website, www.sec.gov, that contains reports, proxy and information statements and other information that we file electronically with the SEC.

Item 1A.	Risk Factors

In addition to the other information included in this report, you should carefully consider the risk factors described below.

We may not realize sales represented by awarded business.

Our current estimate of $24.1 billion of awarded business at June 30, 2016 in our Connected Car and Lifestyle Audio segments is calculated using certain assumptions from our customers, including projected future sales volumes and take rates with respect to the applicable platforms. Orders from our customers with respect to these platforms are not made pursuant to contractual obligations and our customers can terminate arrangements with us at any time without penalty. Therefore, our actual platform sales volumes, and thus the ultimate amount of revenue that we derive from such platforms, are not committed. If actual production orders from our customers are not consistent with the projections we use in calculating the amount of our awarded business, we could realize substantially less revenue and profit over the life of these projects than the currently projected estimate.

Failure to maintain relationships with our largest customers and failure by our customers to continue to purchase expected quantities of our products would have an adverse effect on our operations.

We anticipate that our automotive customers will continue to account for a significant portion of our sales for the foreseeable future.  Our three largest automotive customers accounted for 40 percent of our consolidated net sales for fiscal year 2016. However, none of our automotive customers is obligated to any long-term purchases of our products.  For example, although sales to Fiat Chrysler Automobiles accounted for approximately 15 percent of our consolidated net sales for fiscal year 2016, sales to Fiat Chrysler Automobiles may decline to under 10 percent of our consolidated net sales by fiscal year 2018 due to changes in their sourcing strategies.  While we have taken in recent years, and will continue to take, steps to diversify our awarded business to include new automotive customers in an effort to reduce our exposure to significant customer risk, there is no assurance that we will be successful. If we do not succeed in diversifying our automotive customer base, the loss of sales to any of our significant automotive customers would have a material adverse effect on our consolidated net sales, results of operations and financial condition.

The demand for our connected car products may be eroded by replacement technologies becoming available on portable devices, such as mobile handsets and tablets, and other disruptive technological developments.

Sales of our connected car products represented approximately 45 percent of our net sales in fiscal year 2016. GPS/navigation technologies have been incorporated into portable devices, such as mobile handsets and tablets, and many companies offer navigation software for such devices. If automakers choose to replace embedded infotainment systems with portable devices, or other disruptive technologies, the acceptance of an alternative technology by consumers may negatively impact the demand for our connected car products. If we do not continue to innovate to develop or acquire new and compelling products that capitalize upon new technologies, this could have a material adverse impact on our results of operations.

Pricing pressure from our customers in the automotive industry could have a material adverse effect on our liquidity, financial condition and results of operations.

Downward pricing pressures by automobile manufacturers is a characteristic of the automotive industry. Virtually all automakers have implemented aggressive price reduction initiatives and objectives each year with their suppliers, and such actions are expected to continue in the future. For example, our customer supply agreements generally provide for annual reductions in pricing (“APRs”) of our products over the period of production. Accordingly, suppliers must be able to reduce their operating costs in order to maintain profitability. While we have taken steps to reduce our operating costs and otherwise offset APRs, price reductions have impacted our sales and are expected to continue to do so in the future. If we are unable to offset APRs in the future through improved operating efficiencies, new manufacturing processes, sourcing alternatives and other cost reduction initiatives, our liquidity, financial condition and results of operations may be materially adversely affected.

We have significant operations in Europe which may be adversely impacted by the continued economic challenges in Europe, including the impact of the referendum in the United Kingdom (“U.K”) approving the exit of the U.K. from the European Union.

The global economic recession that began in 2008 resulted in significantly lower demand and decreased profitability across all of our segments and major markets. While North America and Asia have shown an improved, but somewhat uneven recovery, Europe remains stagnant with continued economic and financial challenges. Recent events in Europe, including the approval of the exit of the U.K. from the European Union, have elevated concerns that macroeconomic conditions will worsen and economic recovery will be delayed. If weak economic conditions persist or worsen, there could be a number of negative effects on our business, including our customers or potential customers reducing or delaying orders, the insolvency of one or more of our key suppliers, which could result in production delays, and our customers being unable to obtain credit. Approximately 44 percent of our net sales in fiscal year 2016 were made to our customers in Europe, five percent of which represents sales to our customers in the U.K. Should conditions worsen in these markets, customer demand for our products may deteriorate which would have a negative impact on our results of operations.

A significant portion of our sales are denominated in Euros, which sales may be adversely impacted by the eurozone crisis and the U.K.’s exit from the European Union.

Approximately 38 percent of our net sales in fiscal year 2016 were denominated in Euros, five percent of which represents sales in the U.K. Certain eurozone countries in which we operate have received financial aid packages from the European Union in the form of loans and restructuring of their sovereign debt and have introduced comprehensive fiscal austerity measures.  It is unknown at this time what the relationship of the U.K. with the European Union will be following the implementation of the U.K.’s exit from the European Union, the long-term impact to the Euro currency as a result, or whether other countries in the eurozone may also seek to voluntarily approve an exit from the European Union.  If dissolution and replacement of the Euro currency and the potential reintroduction of individual European Union currencies should occur as a result of the continued eurozone crisis, it could have a negative impact on our results of operations and could expose us to increased foreign exchange risk.

The loss of business with respect to, or the lack of commercial success of, a vehicle model for which we are a supplier could adversely affect our financial performance.

Although we receive award letters or contracts from our automotive customers, these award letters or contracts generally provide for the supply of a customer’s requirements for a particular vehicle model, rather than for the purchase of a specific quantity of products. In addition, new program launches require a significant ramp up of costs; however, the sales related to these new programs generally are dependent upon the timing and success of the introduction of new vehicles by our automotive customers. The loss of business with respect to, or the lack of commercial success of, a vehicle model for which we are a supplier could reduce our sales and thereby adversely affect our financial condition, operating results and cash flows.

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

The in-sourcing of the integration of connected car and car audio systems by our automotive customers could have a material adverse effect on our business.

A significant portion of revenue from our automotive customers depends on such customers utilizing our services for the integration of various components comprising connected car or car audio systems into the vehicles they manufacture. The in-sourcing of the integration of connected car and car audio systems by our automotive customers could have a material adverse effect on our business, financial condition and results of operations.

Failure to deliver products on time to our automotive customers could adversely affect our financial results.

In connection with the award of new business for an automotive customer, we often obligate ourselves to deliver new products and services that are subject to the customer’s timing. Additionally, as a Tier 1 supplier, we must effectively coordinate the activities of numerous suppliers in order to launch programs successfully. We have products in various stages of development for our automotive customers. If we do not complete our development efforts and coordinate the activities of numerous suppliers in time to meet our customers’ vehicle production requirements, we could be subject to monetary penalties and damage our customer relationships, which could have a material adverse effect on our consolidated net sales, results of operations and financial condition.

The financial distress or bankruptcy of a significant automotive customer could have a material adverse effect on our liquidity, financial condition and results of operations.

For the fiscal year ended June 30, 2016, approximately 65 percent of our net sales were to automobile manufacturers. As a result, our financial performance depends, in large part, on conditions in the automotive industry, which is highly dependent on general economic conditions and periodically has experienced significant difficulty. As a result, we have experienced, and may continue to experience, reductions in orders from our original equipment manufacturer customers.  If one or more of our significant automotive customers experiences increased financial difficulty, including bankruptcy, as a result of a prolonged economic downturn or otherwise, this would have an adverse effect on our business due to decreased demand for our products, the potential inability of these companies to make full payment on amounts owed to us, or both. As part of the bankruptcy process, our pre-petition receivables may not be realized, customer manufacturing sites may be closed or contracts voided. The bankruptcy of a significant customer could have a material adverse effect on our liquidity, financial condition and results of operations.

We may lose market share if we are unable to compete successfully against our current and future competitors.

We operate in intensely competitive industries that experience rapid technological developments, changes in industry standards and changes in customer requirements, and are characterized by intense price competition. Some of our existing competitors have, and future competitors may have, financial, technical and other resources greater than ours. We cannot assure you that we will continue to compete effectively against existing or new competitors that may enter our markets or that certain of our products will not become obsolete due to technological developments. Increased competition could result in price reductions, fewer customer orders, reduced margins and loss of market share. Our failure to compete successfully against current or future competitors could have a material adverse impact on our results of operations.

If we do not continue to develop, introduce and achieve market acceptance of new and enhanced products, our sales may decrease.

The market for our products is characterized by rapidly changing technology, evolving industry standards and changes in customer needs. In order to increase sales in current markets and gain entry into new markets, we must continue to make significant investments in research and development in order to maintain and improve existing products, while successfully developing and introducing distinctive new and enhanced products that anticipate changing consumer preferences and capitalize upon emerging technologies.  We may experience difficulties that delay or prevent the development, introduction or market acceptance of new or enhanced products. Development and manufacturing schedules for technology products are difficult to predict, and there can be no assurance that we will achieve timely launch of new products. Also, there can be no assurance that development stage products will be successfully completed. The timely availability of these products is important to our future success. Furthermore, we may need to license or acquire new technologies to respond to technological change. These licenses or acquisitions may not be available to us on terms that we can accept or may materially change the gross profits that we are able to obtain on our products. Even after introduction, our new or enhanced products may not satisfy consumer preferences and product failures may cause consumers to reject our products. As a result, these products may not achieve market acceptance and our brand image could suffer. Any future challenges related to new products, whether due to product development delays, manufacturing delays, lack of market acceptance, or otherwise, could have a material adverse effect on our results of operations.

A decrease in consumer discretionary spending would likely reduce our sales.

Our sales are dependent on discretionary spending by consumers, which could be materially adversely impacted by economic conditions affecting disposable consumer income and retail sales. In addition, our sales of audio, electronic and connected car products to automotive customers are dependent on the overall success of the automotive industry, and of premium automobiles in particular, as well as the willingness of automobile purchasers to pay for the option of a premium branded car audio system or a multi-function digital connected car system. Global demand for, and production of, premium vehicles, including certain vehicle models that incorporate our products, could decline in a difficult economic environment. This decline could have a negative impact on our results of operations.

The macroeconomic environment may adversely affect consumer spending patterns and the availability and cost of credit.

Our ability to make scheduled payments or to refinance our obligations with respect to indebtedness will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions. Disruptions in the financial markets may adversely impact the availability and cost of credit in the future. The historical disruptions in the financial markets that occurred within the past eight years, coupled with uncertainty created as a result of the U.K.’s exit from the European Union, have had and will continue to have an adverse effect on the global economy, which has  and will continue to negatively impact consumer spending patterns. This may result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit.

Sophisticated and targeted cyber crime could pose a risk to the security of our products and services.

Sophisticated and targeted cyber crime could pose a risk to the security of our products and services. We may incur significant costs related to the threat of, and to address any damages caused by, unauthorized access to or intentional malfunctions in our products, including but not limited to, costs to protect our products and address defective products, costs or penalties related to regulatory investigations and litigation costs. Our reputation and brand names could be materially damaged by the threat or perpetration of cyber crime and the sales of our products and services may decrease, which in turn could adversely affect our competitive position, relationships with our customers, financial condition and results of operations.

Privacy concerns relating to our products and services could damage our reputation and deter current and potential users from using our products and services.

In connection with our services and as we develop new products, we may gain access to sensitive, confidential or personal data or information in certain of our businesses that is subject to privacy and security laws, regulations and customer-imposed controls. Concerns about our practices with regard to the collection, use, disclosure, or security of personal information or other privacy related matters, even if unfounded, could damage our reputation and adversely affect our operating results. Furthermore, regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection. In addition, the interpretation and application of consumer and data protection laws in the U.S., Europe and elsewhere are often uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have an adverse effect on our business and results of operations. Complying with these various laws could cause us to incur substantial costs.

Warranty claims, product liability claims and product recalls could adversely affect our financial results.

We warrant our products to be free from defects in materials and workmanship for periods ranging from six months to six years. We also face the inherent business risk of exposure to product liability claims in the event that any of our products fail to perform as expected and such failure results, or is alleged to result, in bodily injury or property damage (or both). In addition, if any of our designed products are defective or are alleged to be defective, we may be required to participate in a recall campaign. Warranty claims in excess of our estimates, a successful product liability claim or a requirement that we participate in a product recall campaign may adversely affect our reputation, results of operations and financial condition.

A disruption in our information technology systems could adversely affect our business and financial performance.

We rely on the accuracy, capacity and security of our information technology systems. Despite our efforts to protect data or information, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches, theft, misplaced or lost data, programming and/or human errors that could potentially lead to the compromising of sensitive, confidential or personal data or information, including our intellectual property or trade secrets, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, production downtimes and operational disruptions. To the extent that our business is interrupted or data is lost, destroyed or inappropriately used or disclosed, such disruptions could adversely affect our reputation, competitive position, relationships with our customers, financial condition and results of operations.

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

Many of our suppliers have in the past, and could in the future decrease their manufacturing capacity and inventory levels. If these steps are taken by our suppliers, it could make us more vulnerable to disruptions in the supply chain. In the near term, an increase in our demand for parts may place an undue strain on our suppliers. Additionally, the supply of raw materials including, without limitation, petroleum, copper, steel, aluminum, synthetic resins, rare metals and rare earth minerals, such as neodymium used in the production of loudspeakers, has been and could continue to be significantly constrained, which is likely to result in continued elevated price levels. Furthermore, our continued compliance with the SEC’s annual disclosure and reporting requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries could adversely affect the sourcing, supply and pricing of materials used in our products. As a result of any of these disruptions, we may not be able to obtain the materials necessary to manufacture our products, which could force us to cease production or search for alternative supply sources, possibly at a higher cost, which may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We are subject to various U.S. Federal, state and local, and non-U.S. laws and regulations. We cannot predict the substance or impact of pending or future legislation or regulations, or the application thereof. The introduction of new laws or regulations or changes in existing laws or regulations, or the interpretations thereof, could increase the cost of doing business for us or our customers or suppliers or restrict our actions and adversely affect our financial condition, operating results and cash flows. A recent example of such changing regulation is the adoption by the SEC of annual disclosure and reporting requirements for those SEC reporting companies who manufacture or contract to manufacture products that contain conflict minerals, and such minerals are necessary to the production or functionality of such product. There are historical and continued future costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals in our products and other potential changes to products, processes or sources of supply as a consequence of such diligence activities.

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

A significant amount of our assets and operations are located, and the majority of our revenue is derived from, sales outside the United States. Consequently, we are subject to fluctuations in foreign currency exchange rates, especially the Euro. Translation losses or a decrease in foreign sales of our products sold in United States dollars, each resulting from currency fluctuations, may adversely affect the profits from our foreign operations and have a negative impact on our financial results. In addition, we purchase certain foreign-made products. Although we hedge a portion of our foreign currency exposure and, due to the multiple currencies involved in our business, foreign currency positions partially offset and are netted against one another to reduce exposure, we cannot assure you that fluctuations in foreign currency exchange rates will not make these products more expensive to purchase. Increases in our cost of purchasing these products could negatively impact our financial results if we are not able to pass those increased costs on to our customers.

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

Acquisitions are an important element of our corporate growth strategy and use of capital, and these transactions could be material to our financial condition, results of operations and cash flows. We expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The process of integrating an acquired company, business, or technology has created, and will continue to create, unforeseen operating difficulties and expenditures. The areas of risk we face include, but are not limited to, difficulties in the integration of the acquired businesses, the diversion of our management’s attention from other business concerns, the assumption of unknown liabilities, undisclosed risks impacting the target and potential adverse effects on existing business relationships with our current customers and suppliers. In addition, our recent acquisitions have resulted in the incurrence of a significant amount of debt. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of additional debt, contingent liabilities, or amortization expenses, impairment of goodwill or purchased long-lived assets, and restructuring charges, any of which could be material in amount and harm our financial condition or results. We cannot provide any assurances that we will be able to successfully integrate any acquisitions that we have recently undertaken or will undertake in the future or that such acquisitions will perform as planned or prove to be beneficial to our operations and cash flows. Any such failure could materially harm our financial condition, results of operations and cash flows.

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

Our consolidated financial statements include net deferred tax assets of $108.1 million as of June 30, 2016, which relate to temporary differences between the assets and liabilities in the consolidated financial statements and the assets and liabilities in the calculation of taxable income. The valuation of deferred tax assets is based on various projections for future taxable income reversing taxable temporary differences and tax planning strategies. Thus, when actual taxable income differs from projections, it may become necessary to adjust the valuation of our deferred tax assets, which would impact our results of operations and financial condition.

Impairment charges relating to our goodwill and long-lived assets could adversely affect our financial performance.

We regularly monitor our goodwill and long-lived assets for impairment indicators. We perform either a qualitative or quantitative assessment of goodwill for impairment at the reporting unit level on an annual basis. In conducting the impairment analysis of long-lived assets, we compare the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. Changes in economic or operating conditions impacting our estimates and assumptions could result in the impairment of goodwill or long-lived assets. In the event that we determine that our goodwill or long-lived assets are impaired, we may be required to record a significant charge to earnings that could materially adversely affect our results of operations and financial condition in the period(s) recognized.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters are located at 400 Atlantic Street, Suite 1500, Stamford, Connecticut 06901. Certain information regarding our principal facilities are described in the table below.

Location	Segment	Square Feet	Owned or Leased	Percentage Utilization
Bangalore, India	Connected Services	654,000	Leased	100%
Ittersbach, Germany	Connected Car Lifestyle Audio	551,000	Owned	100%
Nova Santa Rita, Brazil	Professional Solutions Lifestyle Audio	432,000	Owned	100%
Pécs, Hungary	Professional Solutions	367,000	Leased	100%
Dandong, China	Lifestyle Audio Professional Solutions	346,000	Leased	85%
Queretaro, Mexico	Connected Car Lifestyle Audio	328,000	Leased	70%
Moreno Valley, California	Lifestyle Audio Professional Solutions	301,000	Leased	100%
Székesfehérvár, Hungary	Connected Car Lifestyle Audio	292,000	Owned	100%
Tijuana, Mexico	Professional Solutions Lifestyle Audio	282,000	Leased	100%
Székesfehérvár, Hungary	Lifestyle Audio	268,000	Leased	100%
Fontana, California	Lifestyle Audio	267,000	Leased	100%
Northridge, California	Lifestyle Audio Professional Solutions	238,000	Leased	80%
Straubing, Germany	Connected Car Lifestyle Audio	235,000	Owned	100%
Elkhart, Indiana	Professional Solutions	223,000	Owned	100%
Novi, Michigan	Connected Car Lifestyle Audio	188,000	Leased	100%
Franklin, Kentucky	Connected Car Lifestyle Audio	152,000	Owned	100%
Suzhou, China	Connected Car Lifestyle Audio	145,000	Owned	100%
Manaus, Brazil	Professional Solutions Connected Car	137,000	Owned	100%
Richardson, Texas	Professional Solutions	129,000	Owned	100%
Juarez, Mexico	Lifestyle Audio	109,000	Leased	100%

We also own or lease other facilities that are not considered principal properties. We believe that our facilities are suitable and adequate for our present needs and that suitable additional or substitute facilities will be available, if required.

Item 3.	Legal Proceedings

At June 30, 2016, we were subject to legal claims and litigation arising in the ordinary course of business, including the matters described below. The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

On April 12, 2012, In re Harman International Industries, Inc. Securities Litigation, civil action no. 1:07-cv-01757 (D.D.C.) was reassigned to Judge Rudolph Contreras.

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

Name	Position	Age
Dinesh C. Paliwal	Chairman, President and Chief Executive Officer	58
Sandra E. Rowland	Executive Vice President and Chief Financial Officer	45
Sanjay Dhawan	Executive Vice President and President, Connected Services Division	52
Phillip Eyler	Executive Vice President and President, Connected Car Division	45
Michael Mauser	Executive Vice President and President, Lifestyle Audio Division	53
Mohit Parasher	Executive Vice President and President, Professional Solutions Division	47
Herbert K. Parker	Executive Vice President, Operational Excellence	58
Ralph Santana	Executive Vice President and Chief Marketing Officer	48
David Slump	Executive Vice President, Operations	48
John Stacey	Executive Vice President and Chief Human Resources Officer	51
Todd A. Suko	Executive Vice President and General Counsel	49
Henry Tirri	Executive Vice President and Chief Technology Officer	59

Dinesh C. Paliwal became Chairman, President and Chief Executive Officer on July 1, 2008. Mr. Paliwal joined our Company on July 1, 2007 as President, Chief Executive Officer and Vice Chairman and was elected a director on August 13, 2007.

Sandra E. Rowland became Executive Vice President and Chief Financial Officer on January 1, 2015. Ms. Rowland joined our Company in October 2012 as Vice President, Investor Relations. In June 2013, she also took on the responsibility of Corporate Development, which included Strategy and Mergers and Acquisitions. Prior to joining our Company, from 2000 to 2012, Ms. Rowland served in positions of increasing responsibility at Eastman Kodak Company, including Controller of the Consumer Segment, Director of Corporate Financial Planning and Analysis, Assistant Treasurer, Director of Investor Relations, and Chief Financial Officer of the Commercial Segment.

Sanjay Dhawan joined our Company on April 8, 2015 as the Executive Vice President and President,  Connected Services Division. Prior to joining our Company, Mr. Dhawan was the chief executive officer of Symphony Teleca Corporation (“STC”) from 2010, until we acquired STC on April 8, 2015.

Phillip Eyler joined our Company in 1997, and was appointed Executive Vice President, President, Connected Car Division effective July 21, 2015. From April 1, 2011 through July 20, 2015, Mr. Eyler served as our Senior Vice President and General Manager, Car Audio, Lifestyle Division.

Michael Mauser joined our Company in 1997, and has served as Executive Vice President and President, Lifestyle Audio Division since July 1, 2013. From July 1, 2011 through June 30, 2013, Mr. Mauser served as Co-President, Infotainment and Lifestyle Divisions. From April 2010 through June 30, 2011, Mr. Mauser served as Executive Vice President and Co-President—Automotive Division.

Mohit Parasher became Executive Vice President and President, Professional Solutions Division in May 2016. Mr. Parasher joined our Company in May 2014 as Vice President and General Manager, Consumer Audio for Asia Pacific.  In February 2016, he assumed additional responsibility in our Asia Pacific region for Professional Solutions. Prior to joining our Company, Mr. Parasher was the Chief Executive Officer of Retail at Bharti Airtel from April 2013 until January 2014. He also served as Chief Executive Officer and Executive Director for Beetel Teletech, a Bharti enterprise, from March 2012 until April 2013.  Prior to that, from May 1992 until August 2011, Mr. Parasher held various positions with Sony Corporation with his last position being Senior Vice President, Marketing Europe and Managing Director UK.

Herbert K. Parker became Executive Vice President, Operational Excellence on January 1, 2015. Mr. Parker joined our Company in June 2008 as Executive Vice President and Chief Financial Officer and he served in such capacity until December 31, 2014. From August 15, 2008 until October 1, 2008, Mr. Parker also served as our principal accounting officer.

Ralph Santana joined our Company in April 2013 as Executive Vice President and Chief Marketing Officer. Prior to joining our Company, he served as Senior Vice President and Chief Marketing Officer for Samsung North America from 2010 to 2012.

David Slump became Executive Vice President, Operations in March 2015. Prior to that he served as Executive Vice President and President, Services from July 1, 2013 until March 2015. Mr. Slump served as our Executive Vice President, Corporate Development from July 1, 2011 through June 30, 2013. From January 2009 through June 30, 2011, he served as President—Consumer Division. From January 2009 to May 2010, he also served as our Vice President, Corporate Development.

John Stacey joined our Company in February 2008 as Executive Vice President and Chief Human Resources Officer.

Todd A. Suko joined our Company in October 2008 as Executive Vice President and General Counsel. From October 2008 through December 2011 he also served as Secretary. Mr. Suko is a member of the bar in Washington, DC and Virginia.

Henry Tirri joined our Company in June 2016 as Executive Vice President and Chief Technology Officer. Prior to joining our Company, he held technology leadership roles of increasing responsibility at Nokia from 2004 until 2015, including Chief Technology Officer of Nokia from 2011 until 2014.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following graph compares changes in cumulative total returns (assuming reinvestment of cash dividends) on shares of our common stock for the five-year period ending on June 30, 2016 against the S&P Composite-500 Stock Index and the S&P Consumer Discretionary Index. The stock price performance graph assumes an initial investment of $100 at the market close on June 30, 2011. Dates on the chart represent the last trading day of the indicated fiscal year. The stock price performance shown on the graph below is not necessarily indicative of future performance of the shares of our common stock.

Our common stock is listed on the New York Stock Exchange and is reported on the New York Stock Exchange Composite Tape under the symbol HAR. As of July 31, 2016, there were approximately 89 record holders of our common stock.

The table below sets forth the reported high and low sales prices for our common stock, as reported on the New York Stock Exchange, for each quarterly period for the fiscal years ended June 30, 2016 and 2015.

	Years Ended June 30,
	2016		2015
Market Price	High	Low	High	Low
First quarter ended September 30	$120.48	$91.50	$117.15	$98.04
Second quarter ended December 31	111.03	88.83	111.35	85.36
Third quarter ended March 31	96.00	67.46	142.43	95.87
Fourth quarter ended June 30	88.90	66.22	146.49	117.80

During fiscal year 2016, we declared and paid cash dividends of $1.40 per share, with dividends of $0.35 per share declared in each quarter. During fiscal year 2015, we declared and paid cash dividends of $1.32 per share, with dividends of $0.33 per share declared in each quarter. During fiscal year 2014, we declared and paid cash dividends of $1.20 per share, with dividends of $0.30 per share declared in each quarter.

On October 28, 2014, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock over a three year period (the “2014 Buyback Program”). The 2014 Buyback Program allows us to purchase shares of our common stock in accordance with applicable securities laws on the open market or through privately negotiated transactions during the authorized three year period. The 2014 Buyback Program may be suspended or discontinued at any time. We will determine the timing and the amount of any repurchases based on an evaluation of market conditions, share price, other growth opportunities and other factors. We have and may repurchase shares on the open market or, from time to time, through repurchase plans with one or more external brokers that provide a structure for execution of share repurchases under the 2014 Buyback Program. During the fiscal year ended June 30, 2016, we repurchased 1,631,748 shares at a cost of $140.0 million for a total cumulative buyback of 1,631,748, shares at a cost of $140.0 million under the 2014 Buyback Program. There were no share repurchases in fiscal year 2015.

On October 26, 2011, our Board of Directors authorized the repurchase of up to $200.0 million of our common stock (the “2012 Buyback Program”), which expired on October 25, 2013. On June 26, 2013, our Board of Directors authorized the repurchase of up to an additional $200 million of our common stock (the “2013 Buyback Program”) which expired on June 26, 2014. During the fiscal year ended June 30, 2014, we repurchased 1,327,693 shares at a cost of $90.8 million for a total cumulative buyback of 4,719,968 shares at a cost of $220.1 million under the 2012 Buyback Program and the 2013 Buyback Program. The 2012 Buyback Program and the 2013 Buyback Program have expired and therefore no additional shares may be repurchased under such programs.

The following table provides information about shares acquired in connection with our share buyback program during the three months ended June 30, 2016:

	Total Number of Shares Acquired During Period	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program
April 1 – April 30, 2016	304,358	83.12	304,358	399,978,507
May 1 – May 31, 2016	269,730	74.15	269,730	379,973,840
June 1– June 30, 2016	254,316	78.64	254,316	359,969,355
Total	828,404		828,404	359,969,355

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

(In thousands except per share data)	2016(1) (2)	2015(1) (2)	2014(1) (2)	2013(1) (2)	2012(1) (2) (3)
Net sales	$6,911,676	$6,155,297	$5,348,483	$4,297,842	$4,364,078
Operating income	$580,027	$469,594	$329,727	$201,251	$300,246
Net income	$362,451	$342,989	$234,579	$142,407	$329,541
Net income attributable to Harman International Industries, Incorporated	$361,734	$342,680	$234,692	$142,407	$329,541
Earnings per share from continuing operations attributable to Harman International Industries, Incorporated:
Basic	$5.03	$4.89	$3.40	$2.06	$4.62
Diluted	$4.99	$4.84	$3.36	$2.04	$4.57
Weighted average shares outstanding:
Basic	71,866	70,147	69,073	68,990	71,297
Diluted	72,532	70,870	69,889	69,736	72,083
Total assets	$6,054,042	$5,865,900	$4,125,590	$3,235,685	$3,169,464
Total debt	$1,403,147	$1,086,238	$555,768	$289,973	$395,688
Total equity	$2,452,473	$2,392,826	$1,793,021	$1,644,871	$1,529,611
Dividends per share	$1.40	$1.32	$1.20	$0.60	$0.30

(1)

The results of operations for all acquired companies are included in our Consolidated Statements of Income starting from the date of the respective acquisition. Refer to Note 2—Acquisitions in the Notes to the Consolidated Financial Statements for more information on acquisitions.

(2)	Includes restructuring expenses of $24.9 million, $51.9 million, $84.2 million, $83.1 million and $9.1 million in fiscal years 2016, 2015, 2014, 2013 and 2012, respectively.
(3)	Net income includes a non-cash benefit of $124.2 million related to a reduction of our deferred tax valuation allowance on certain of our net U.S. deferred tax assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

We believe we are a leader in the design and engineering of connected products and solutions for automakers, consumers and enterprises worldwide, including connected car systems, audio and visual products, enterprise automation solutions and connected services. We have developed, both internally and through a series of strategic acquisitions, a broad range of product offerings sold under renowned brand names in our principal markets. Our AKG, AMX, Crown, Harman/Kardon, Infinity, JBL, JBL Professional, Lexicon, Mark Levinson, Martin, Revel, Soundcraft and Studer brand names are well known worldwide for premium quality and performance. Our software solutions power mobile devices and systems that are designed to be connected, integrated, personalized and adaptive across all platforms, from work and home, to car and mobile.

We report our business on the basis of four segments. Our Connected Car, Lifestyle Audio, Professional Solutions and Connected Services segments are based on our strategic approach to the markets and customers we serve. Other primarily includes compensation, benefit and occupancy costs for corporate employees, net of reporting segment allocations, expenses associated with new technology innovation and our corporate brand identity campaign.

We believe that innovation is an important element to gaining market acceptance of our products and strengthening our market position. We have a history of leveraging our continuous technological innovation across all of the markets we serve. We have a well-deserved reputation for delivering premium audio and connected car solutions across a full spectrum of applications. We believe that our technological innovation, the quality of our products and our reputation for on-time delivery have resulted in Harman being awarded a substantial amount of Connected Car and Lifestyle Audio automotive business. As of June 30, 2016, we have a cumulative estimated $24.1 billion of awarded Connected Car and Lifestyle Audio automotive business, which represents the estimated future lifetime net sales for all our automotive customers. This amount does not represent firm customer orders. We report our awarded business primarily based on award letters from our customers. To validate these awards, we use various assumptions, including global vehicle production forecasts, customer take rates for our products, revisions to product life-cycle estimates and the impact of annual price reductions and exchange rates, among other factors. The term “take rate” represents the number of units sold by us divided by an estimate of the total number of vehicles of a specific vehicle line produced during the same timeframe. The assumptions we use to validate these awards are updated and reported externally on an annual basis. We believe our awarded automotive business will position us well for follow-on and new business with these existing customers.

Our management uses the amount of our awarded business for short- and long-term budgeting and forecasting, development of earnings guidance and for planning future corporate investment and other activities, such as capital expenditures and restructuring. Our awarded business is also an input used to approximate our enterprise value. We believe our investors utilize this information for a number of reasons, including evaluating our future financial performance over time, to model our financial results of operations, to understand the risks inherent in our current operating plan, and as an input to approximate our enterprise value. However, our estimates of awarded automotive business are forward-looking statements and may not actually be achieved. See the risk factor “We may not realize sales represented by awarded business” in Item 1A “Risk Factors” of Part I of this report.

Our products are sold worldwide, with the largest markets located in the United States and Germany. In the United States, our primary manufacturing facilities are located in Kentucky, Indiana and Washington. Outside of the United States, we have manufacturing facilities in Austria, Brazil, China, Hungary, India, Germany, Mexico and the Netherlands.

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

We believe opportunities exist to grow our business in all of our business segments in emerging markets such as Brazil, Russia, India and China (“BRIC”). During the fiscal year ended June 30, 2016, sales increased in these emerging markets to $1.117 billion, an increase of $114.1 million, or 11.4 percent, over the prior fiscal year.

We continue to roll out our global marketing campaign featuring some of the world’s most prominent organizations, artists, celebrities and athletes such as the National Basketball Association, Stephen Curry, Quincy Jones, Alex Rodriguez and Linkin Park, in order to increase brand awareness and support growth and market share gains across our entire business.

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

Revenue Recognition

Revenue from product sales is generally recognized at the time of product shipment or delivery, depending on when the passage of title to goods transfers to unaffiliated customers and when all of the following have occurred: a firm sales agreement is in place, pricing is fixed or determinable and collection is reasonably assured. Sales are reported net of estimated returns, discounts, rebates and incentives. A significant portion of our revenue transactions involve the delivery of a physical product.

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

At June 30, 2016 and 2015 our inventory reserves were $93.9 million and $79.6 million, respectively. The primary reason for the increase in our inventory reserves is due to specific reserves related to certain end of life products. Refer to Note 3—Inventories in the Notes to the Consolidated Financial Statements for more information.

Goodwill

We assess goodwill for potential impairments annually each April 30th, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying value of the asset. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We estimate the fair value of each reporting unit using a discounted cash flow methodology. This requires us to use significant judgment, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, determination of our weighted average cost of capital, and relevant market data.

In evaluating goodwill for impairment, we may first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying value. If we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then no further testing of the goodwill assigned to the reporting unit is required. However, if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized, if any. In fiscal years 2016 and 2015, we did not elect to first assess the qualitative factors in evaluating our goodwill for impairment; therefore, we proceeded with our quantitative goodwill impairment test.

The first step compares the fair value of each reporting unit to its carrying value, with fair value of each reporting unit determined using established valuation techniques, specifically the market and income approaches. If the results of the first step indicate that the fair value of a reporting unit is less than its carrying value, the second step of this test is conducted wherein the amount of any impairment is determined by comparing the implied fair value of goodwill in a reporting unit to the recorded amount of goodwill for that reporting unit. The implied fair value of goodwill is calculated as the excess of fair value of the reporting unit over the amounts assigned to its assets and liabilities. Should the fair values of the goodwill so calculated be less than the carrying value, an impairment is recognized. We did not record any impairment charges for goodwill in fiscal years 2016, 2015 and 2014.

Intangible Assets, Net

Intangible assets, net primarily consist of customer relationships, trade names, non-compete agreements, technology, patents and software and are amortized over periods ranging from less than one year to 17 years, which are evaluated on an annual basis. Intangible assets, net are amortized on a straight-line basis over their estimated economic lives. We believe that the straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained annually by our Company. We also have indefinite-lived intangible assets of $74.4 million, primarily consisting of trade names, which we assess for potential impairments annually, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying value of the asset. We did not record any impairment charges for Intangible assets, net in fiscal years 2016, 2015 and 2014. Refer to Note 8—Goodwill and Intangible Assets, Net in the Notes to the Consolidated Financial Statements for more information.

Impairment of Long-Lived Assets

We review the recoverability of our long-lived assets, including buildings, equipment and other definite-lived intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. We will continue to monitor the need for impairment tests, which could result in additional impairment charges. We recognized $2.0 million, $2.3 million and $0.7 million in impairment charges related to facilities that were held-for-sale in the fiscal years ended June 30, 2016, 2015 and 2014, respectively.

Pre-Production and Development Costs

We incur pre-production and development costs related to connected car and car audio systems that we develop for automobile manufacturers pursuant to long-term supply arrangements. Portions of these costs are reimbursable under separate agreements and are recorded as unbilled costs in our Consolidated Balance Sheets in Other current assets and Other assets, once an agreement is signed. We believe that the terms of our supply contracts and our established relationships with these automobile manufacturers reasonably assure that we will collect the reimbursable portions of these contracts.

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

Income Taxes and Tax Valuation Allowances

We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in our Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards. We evaluate all available positive and negative evidence in each tax jurisdiction regarding the recoverability of any asset recorded in our Consolidated Balance Sheets and provide valuation allowances to reduce our deferred tax assets to an amount we believe is more likely than not to be realized. We regularly review our deferred tax assets for recoverability considering historical profitability, our ability to project future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. If we continue to operate at a loss in certain jurisdictions or are unable to generate sufficient future taxable income within the defined lives of such assets, we could be required to increase our valuation allowance against all or a significant portion of our deferred tax assets. This increase in valuation allowance could result in substantial increases in our effective tax rate and could have a material adverse impact on our operating results. Conversely, if and when our operations in some jurisdictions become sufficiently profitable before what we have estimated in our current forecasts, we would be required to reduce all or a portion of our current valuation allowance and such reversal would result in an increase in our earnings in such period. Adjustments to our valuation allowance were recorded through charges to income tax expense, net, and were a benefit of $0.7 million, an expense of $17.0 million and a benefit of $1.6 million for the fiscal years ending June 30, 2016, 2015 and 2014, respectively. Refer to Note 13—Income Taxes in the Notes to the Consolidated Financial Statements for more information.

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

Results of Operations

Net Sales

Fiscal year 2016 net sales were $6.912 billion compared to $6.155 billion in the prior fiscal year, an increase of 12.3 percent, or an increase of 16.2 percent excluding foreign currency translation. Net sales increased due to growth in our Lifestyle Audio, Connected Services and Connected Car segments primarily due to the impact of our recent acquisitions partially offset by a decrease in net sales in our Professional Solutions segment and unfavorable foreign currency translation of $209.8 million. Refer to Note 2—Acquisitions in the Notes to the Consolidated Financial Statements for more information on our acquisitions.

Fiscal year 2015 net sales were $6.155 billion compared to $5.348 billion in the prior fiscal year, an increase of 15.1 percent, or an increase of 22.1 percent excluding foreign currency translation. Net sales increased in all of our segments. The increase was primarily due to the expansion of recently launched platforms, stronger automotive production and higher take rates, new product introductions and the expansion of global distribution channels in consumer audio, the impact of recent acquisitions, partially offset by unfavorable foreign currency translation of $308.7 million. Refer to Note 2—Acquisitions in the Notes to the Consolidated Financial Statements for more information on our acquisitions.

A summary of our net sales, by business segment, is presented below:

	Year Ended June 30,
	2016	Percentage	2015	Percentage	2014	Percentage
Connected Car	$3,101,838	44.9%	$2,911,166	47.3%	$2,626,354	49.1%
Lifestyle Audio	2,137,752	30.9%	1,812,579	29.4%	1,576,789	29.5%
Professional Solutions	1,014,463	14.7%	1,048,964	17.0%	853,144	16.0%
Connected Services	694,307	10.0%	380,992	6.2%	291,855	5.4%
Other	39	0.0%	1,596	0.1%	341	0.0%
Eliminations**	(36,723)	-0.5%	-	0.0%	-	0.0%
Total	$6,911,676	100.0%	$6,155,297	100.0%	$5,348,483	100.0%

**	Represents elimination of inter-segment activity

Connected Car— Connected Car net sales increased $190.7 million, or 6.5 percent, in fiscal year 2016 compared to the prior fiscal year, and increased 10.6 percent excluding foreign currency translation. The increase in net sales was driven by higher take rates, stronger automotive production, and the expansion of recently launched platforms, partially offset by unfavorable foreign currency translation of $107.4 million.

Connected Car net sales increased $284.8 million, or 10.8 percent, in fiscal year 2015 compared to the prior fiscal year, and increased 18.9 percent excluding foreign currency translation. The increase in net sales was driven by the expansion of recently launched platforms, stronger automotive production, higher take rates and the acquisition of S1nn GmbH & Co. KG (“S1nn”), partially offset by unfavorable foreign currency translation of $178.9 million.

Lifestyle Audio—Lifestyle Audio net sales increased $325.2 million, or 17.9 percent, in fiscal year 2016 compared to the prior fiscal year, and increased 21.4 percent excluding foreign currency translation. The increase in net sales was driven by the expansion of global distribution channels and strong demand for smart audio solutions in consumer audio, higher take rates, and new program launches in car audio, the impact of our recent acquisitions of certain automotive assets and liabilities of Bang & Olufsen A/S (“B&O”) and S1nn, partially offset by unfavorable foreign currency translation of $51.2 million.

Lifestyle Audio net sales increased $235.8 million, or 15.0 percent, in fiscal year 2015 compared to the prior fiscal year, and increased 20.9 percent excluding foreign currency translation. The increase in net sales was driven by accelerated sales of new product introductions and the expansion of global distribution channels in consumer audio, higher car audio sales as a result of the expansion of recently launched programs, stronger automotive production and higher take rates and the acquisition of substantially all of the assets of Verto Medical Systems LLC d/b/a yurbuds (“yurbuds”), certain automotive assets and liabilities of B&O and S1nn, partially offset by unfavorable foreign currency translation of $77.4 million.

Professional Solutions—Professional Solutions net sales decreased $34.5 million, or 3.3 percent, in fiscal year 2016 compared to the prior fiscal year, and decreased 0.9 percent excluding foreign currency translation. The decrease in net sales was primarily driven by unfavorable foreign currency translation of $25.2 million, channel rationalization to support a solutions-based go-to-market structure as well as lower demand in Brazil and certain European markets.

Professional Solutions net sales increased $195.8 million, or 23.0 percent, in fiscal year 2015 compared to the prior fiscal year, and increased 26.2 percent excluding foreign currency translation. The increase in net sales was driven by the expansion of our product portfolio into video switching and enterprise automation through the acquisition of AMX LLC and AMX Holding Corporation (collectively “AMX”), partially offset by unfavorable foreign currency translation of $22.3 million. The strong U.S. Dollar created a competitive disadvantage as the majority of the Professional Solutions segment’s net sales are transacted in U.S. Dollars. In addition, this segment had greater macroeconomic exposure in emerging markets where the economies have underperformed.

Connected Services—Connected Services net sales increased $313.3 million, or 82.2 percent in fiscal year 2016 compared to the prior fiscal year, and increased 95.5 percent excluding foreign currency translation. The increase in net sales was primarily driven by the expansion of our services portfolio with the acquisition of Symphony Teleca Corporation (“STC”) partially offset by unfavorable foreign currency translation of $25.9 million.

Connected Services net sales increased $89.1 million, or 30.5 percent in fiscal year 2015 compared to the prior fiscal year, and increased 45.5 percent excluding foreign currency translation. The increase in net sales was primarily driven by the expansion of our services portfolio with the acquisition of STC partially offset by unfavorable foreign currency translation of $30.0 million.

Gross Profit

Gross profit as a percentage of net sales increased 0.8 percentage points to 30.3 percent in fiscal year 2016 compared to the prior fiscal year. The increase in overall gross profit as a percentage of net sales was driven by our Connected Car and Lifestyle Audio segments partially offset by decreases in overall gross profit as a percentage of net sales in our Professional Solutions and Connected Services segments.

Gross profit as a percentage of net sales increased 2.3 percentage points to 29.5 percent in fiscal year 2015 compared to the prior fiscal year. Gross profit as a percentage of net sales increased in all of our segments primarily due to improved leverage of fixed costs over a higher net sales base and favorable product mix.

A summary of our gross profit by business segment is presented below:

	Year Ended June 30,
	2016	Percentage of Net Sales	2015	Percentage of Net Sales	2014	Percentage of Net Sales
Connected Car	$775,547	25.0%	$672,699	23.1%	$567,916	21.6%
Lifestyle Audio	722,976	33.8%	588,235	32.5%	483,726	30.7%
Professional Solutions	386,441	38.1%	428,091	40.8%	323,089	37.9%
Connected Services	213,758	30.8%	126,756	33.3%	81,594	28.0%
Other	287	*	1,323	*	342	*
Eliminations**	(5,918)	*	-	*	-	*
Total	$2,093,091	30.3%	$1,817,104	29.5%	$1,456,667	27.2%

*	Percent not meaningful.
**	Represents elimination of inter-segment activity

Connected Car —Gross profit as a percentage of net sales increased 1.9 percentage points to 25.0 percent in fiscal year 2016 compared to the prior fiscal year. The increase in gross profit as a percentage of net sales was primarily due to higher sales volume leveraging a more efficient fixed production cost base, lower warranty costs and manufacturing productivity.

Gross profit as a percentage of net sales increased 1.5 percentage points to 23.1 percent in fiscal year 2015 compared to the prior fiscal year. The increase in gross profit as a percentage of net sales was primarily due to improved leverage of fixed costs over a higher net sales base and lower costs due to productivity initiatives.

Lifestyle Audio —Gross profit as a percentage of net sales increased 1.3 percentage points to 33.8 percent in fiscal year 2016 compared to the prior fiscal year. The increase in gross profit as a percentage of net sales was due to improved leverage of fixed costs over a higher net sales base, the impact of our recent acquisition of certain automotive assets and liabilities of B&O and manufacturing productivity, partially offset by a non-recurring reduction in duties and fees related to compliance with U.S. Customs regulations in the same period in the prior year.

Gross profit as a percentage of net sales increased 1.8 percentage points to 32.5 percent in fiscal year 2015 compared to the prior fiscal year. The increase in gross profit as a percentage of net sales was primarily due to improved leverage of fixed costs over a higher net sales base and a non-recurring reduction in duties and fees related to compliance with U.S. Customs regulations.

Professional Solutions—Gross profit as a percentage of net sales decreased 2.7 percentage points to 38.1 percent in fiscal year 2016 compared to the prior fiscal year. The decrease in gross profit as a percentage of net sales was primarily due to discounts on older inventory and to partially offset foreign currency impacts, higher expenses associated with footprint migration, reduced operating leverage as a result of lower net sales, and a non-recurring reduction of duties and fees related to compliance with U.S. Customs regulations in the same period in the prior year.

Gross profit as a percentage of net sales increased 2.9 percentage points to 40.8 percent in fiscal year 2015 compared to the prior fiscal year. The increase in gross profit as a percentage of net sales was primarily due to higher margins as a result of the acquisition of AMX and a non-recurring reduction in duties and fees related to compliance with U.S. Customs regulations.

Connected Services— Gross profit as a percentage of net sales decreased 2.5 percentage points to 30.8 percent in fiscal year 2016 compared to the prior fiscal year. The decrease in gross profit as a percentage of net sales was due to unfavorable product mix related to the timing of booked revenue that is tied to specific customer acceptance milestones in longer-term engineering projects, while expenses are recognized as incurred.

Gross profit as a percentage of net sales increased 5.3 percentage points to 33.3 percent in fiscal year 2015 compared to the prior fiscal year.  The increase in gross profit as a percentage of net sales was due to the expansion of our services portfolio with the acquisition of STC.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $1.513 billion in fiscal year 2016 compared to $1.348 billion in the prior fiscal year, an increase of $165.6 million. As a percentage of net sales, SG&A remained flat in fiscal year 2016 compared to the prior fiscal year. The increase in SG&A was primarily in support of increased net sales, the inclusion of our recent acquisitions in the current year SG&A and the related amortization expense, and higher RD&E partially offset by lower restructuring expenses, lower costs associated with estimated indemnifications related to Connected Car supply arrangements, tighter expense controls and favorable foreign currency translation of $39.8 million. RD&E increased $52.9 million to $433.1 million, or 6.3 percent of net sales in fiscal year 2016, compared to $380.2 million, or 6.2 percent of net sales in the same period in the prior fiscal year primarily due to higher gross spending in support of awarded business partially offset by higher customer reimbursements and favorable foreign currency translation of $13.2 million.

SG&A were $1.348 billion in fiscal year 2015 compared to $1.127 billion in the prior fiscal year, an increase of $220.6 million. As a percentage of net sales, SG&A increased 0.8 percentage points in fiscal year 2015 compared to the prior fiscal year. The increase in SG&A was primarily in support of increased net sales, the inclusion of our recent acquisitions in the current year SG&A and the related increased amortization expense, higher costs associated with estimated indemnifications related to Connected Car supply arrangements, higher RD&E, higher restructuring expenses, higher marketing expenses and higher transaction expenses, partially offset by favorable foreign currency translation of $59.4 million. RD&E increased $36.4 million to $380.2 million, or 6.2 percent of net sales in fiscal year 2015, compared to $343.8 million, or 6.4 percent of net sales in the prior fiscal year primarily related to the acquisition of AMX and Redbend and higher gross spending to support new product introductions, partially offset by higher customer reimbursements and favorable foreign currency translation of $24.3 million.

We continued to incur costs relating to our restructuring programs, which were designed to address our global footprint, cost structure, technology portfolio, human resources and internal processes. We recorded restructuring charges in SG&A of $14.5 million, $42.6 million and $76.4 million in fiscal years 2016, 2015 and 2014, respectively. Restructuring is further described under the caption “Restructuring” later in this discussion.

A summary of our SG&A by business segment is presented below:

	Year Ended June 30,
	2016	Percentage of Net Sales	2015	Percentage of Net Sales	2014	Percentage of Net Sales
Connected Car	$416,292	13.4%	$378,578	13.0%	$408,349	15.5%
Lifestyle Audio	456,321	21.3%	392,097	21.6%	314,310	19.9%
Professional Solutions	316,666	31.2%	326,089	31.1%	209,032	24.5%
Connected Services	178,466	25.7%	86,265	22.6%	44,657	15.3%
Other	151,237	*	164,481	*	150,592	*
Eliminations**	(5,918)	*	-	*	-	*
Total	$1,513,064	21.9%	$1,347,510	21.9%	$1,126,940	21.1%

*	Percent not meaningful.
**	Represents elimination of inter-segment activity

Connected Car —SG&A increased $37.7 million to $416.3 million in fiscal year 2016 compared to the prior fiscal year. The increase in SG&A was primarily in support of increased net sales and higher RD&E in support of awarded business partially offset by lower costs associated with estimated indemnifications related to Connected Car supply arrangements, and favorable foreign currency translation of $16.5 million. As a percentage of net sales, SG&A increased 0.4 percentage points to 13.4 percent in fiscal year 2016 compared to the prior fiscal year. RD&E increased $13.9 million to $198.3 million, or 6.4 percent of net sales in fiscal year 2016, compared to $184.4 million, or 6.3 percent of net sales in the prior fiscal year primarily due to higher gross spending to support awarded business partially offset by higher customer reimbursements and favorable foreign currency translation of $9.6 million.

SG&A decreased $29.8 million to $378.6 million in fiscal year 2015 compared to the prior fiscal year. The decrease in SG&A was primarily due to lower restructuring expenses, lower RD&E and favorable foreign currency translation of $32.3 million, partially offset by higher costs associated with estimated indemnifications related to Connected Car supply arrangements and the inclusion of our recent acquisition of S1nn. As a percentage of net sales, SG&A decreased 2.5 percentage points to 13.0 percent in fiscal year 2015 compared to the prior fiscal year. RD&E decreased $26.2 million to $184.4 million, or 6.3 percent of net sales in fiscal year 2015, compared to $210.6 million, or 8.0 percent of net sales in the prior fiscal year primarily due to higher customer reimbursements and favorable foreign currency translation of $19.1 million.

Lifestyle Audio —SG&A increased $64.2 million to $456.3 million in fiscal year 2016 compared to the prior fiscal year. The increase in SG&A was primarily related to higher RD&E to support several new car audio awards and the inclusion of our recent acquisition of certain automotive assets and liabilities of B&O, partially offset by lower restructuring expenses and favorable foreign currency translation of $13.2 million. As a percentage of net sales, SG&A decreased 0.3 percentage points to 21.3 percent in fiscal year 2016 compared to the prior fiscal year. RD&E increased $35.4 million to $120.8 million, or 5.7 percent of net sales, in fiscal year 2016 compared to $85.5 million, or 4.7 percent of net sales in the same period in the prior fiscal year due to higher gross spending in support of awarded business and the inclusion of our recent acquisitions partially offset by favorable foreign currency translation of $1.3 million.

SG&A increased $77.8 million to $392.1 million in fiscal year 2015 compared to the prior fiscal year. The increase in SG&A was primarily in support of increased net sales, higher marketing costs related to our brand-awareness campaign, higher restructuring expenses and the inclusion of our acquisitions of S1nn, certain automotive assets and liabilities of B&O and yurbuds, partially offset by favorable foreign currency translation of $13.1 million. As a percentage of net sales, SG&A increased 1.7 percentage points to 21.6 percent in fiscal year 2015 compared to the prior fiscal year due to the prior year impact of a large order from a mobile telecommunications customer that had lower SG&A. RD&E increased $21.3 million to $85.5 million, or 4.7 percent of net sales in fiscal year 2015, compared to $64.2 million, or 4.1 percent of net sales in the prior fiscal year, due to higher gross spending to support new product introductions, partially offset by favorable foreign currency translation of $1.5 million.

Professional Solutions —SG&A decreased $9.4 million to $316.7 million in fiscal year 2016 compared to the prior fiscal year. The decrease in SG&A was primarily due to tighter expense controls and favorable foreign currency translation of $6.6 million. As a percentage of net sales, SG&A increased 0.1 percentage points to 31.2 percent in fiscal year 2016 compared to the prior fiscal year. RD&E decreased $1.5 million to $67.7 million, or 6.7 percent of net sales in fiscal year 2016 compared to $69.3 million, or 6.6 percent of net sales in the prior fiscal year, primarily due to favorable foreign currency translation of $1.0 million.

SG&A increased $117.1 million to $326.1 million in fiscal year 2015 compared to the prior fiscal year. The increase in SG&A was primarily due to the acquisition of AMX and higher restructuring expenses, partially offset by favorable foreign currency translation of $7.2 million. As a percentage of net sales, SG&A increased 6.6 percentage points to 31.1 percent in fiscal year 2015 compared to the prior fiscal year. RD&E increased $31.3 million to $69.3 million, or 6.6 percent of net sales in fiscal year 2015 compared to $38.0 million, or 4.5 percent of net sales in the prior fiscal year, primarily related to the acquisition of AMX, partially offset by favorable foreign currency translation of $1.4 million.

Connected Services— SG&A increased $92.2 million to $178.5 million in fiscal year 2016 compared to the prior fiscal year  primarily due to the acquisitions of STC and Redbend and higher RD&E, partially offset by favorable foreign currency translation of $3.2 million. As a percentage of net sales, SG&A increased 3.1 percentage points to 25.7 percent in fiscal year 2016, compared to the same period in the prior fiscal year primarily driven by the expansion of our services portfolio. RD&E increased $10.2 million to $34.3 million, or 4.9 percent of net sales, in fiscal year 2016, compared to $24.1 million, or 6.3 percent of net sales, in the prior fiscal year, primarily due to the acquisition of Redbend partially offset by favorable foreign currency translation of $1.3 million.

SG&A increased $41.6 million to $86.3 million in fiscal year 2015 compared to the prior fiscal year primarily due to the acquisitions of STC and Redbend, partially offset by favorable foreign currency translation of $6.2 million. As a percentage of net sales, SG&A increased 7.3 percentage points to 22.6 percent in fiscal year 2015, compared to the same period in the prior fiscal year primarily, driven by the expansion of our services portfolio. RD&E increased $5.3 million to $24.1 million, or 6.3 percent of net sales, in fiscal year 2015, compared to $18.8 million, or 6.4 percent of net sales, in the prior fiscal year.

Other —Other SG&A includes compensation, benefit and occupancy costs for corporate employees, new technology innovation and expenses associated with our corporate brand identity campaign. Other SG&A decreased $13.2 million to $151.2 million in fiscal year 2016 compared to the prior fiscal year primarily due to lower transaction expenses partially offset by increased investments in marketing.

Other SG&A increased $13.9 million to $164.5 million in fiscal year 2015 compared to the prior fiscal year primarily due to increased transaction expenses, increased compensation expense, and increased investments in marketing.

Restructuring

Our restructuring program that is designed to improve our global footprint, cost structure, technology portfolio, human resources and internal processes continues. During fiscal years 2016, 2015 and 2014, we continued to refine existing programs and launched significant new programs focused on achieving further productivity improvements to: (i) optimize certain research and development, supply chain and administrative functions; (ii) outsource certain manufacturing capabilities; (iii) divest or sublease facilities no longer needed to support current operations; and (iv) relocate certain functions to best cost countries.

A summary and components of our restructuring initiatives are presented below and include accruals for new programs as well as revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Severance Related Costs(1)	Third Party Contractor Termination Costs	Facility Closure and Other Related Costs	Asset Impairments(2)	Total
Liability, June 30, 2013	$23,563	$1,014	$33,848	$-	$58,425
Expense(3)	65,870	5,793	5,581	6,959	84,203
Accumulated depreciation offset	-	-	-	(6,959)	(6,959)
Payments	(36,699)	(6,856)	(10,522)	-	(54,077)
Foreign currency translation	1,423	49	1,355	-	2,827
Liability, June 30, 2014	$54,157	$—	$30,262	$—	$84,419
Expense(3)	39,158	2,097	1,717	8,966	51,938
Accumulated depreciation offset	-	-	-	(8,966)	(8,966)
Reclassified liabilities(1)	553	-	-	-	553
Payments	(22,293)	(2,096)	(24,950)	-	(49,339)
Foreign currency translation	(10,786)	(1)	(2,439)	-	(13,226)
Liability, June 30, 2015	$60,789	$—	$4,590	$—	$65,379
Expense(3)	9,873	754	3,882	10,350	24,859
Accumulated depreciation offset	-	-	-	(10,350)	(10,350)
Payments	(52,310)	(338)	(2,787)	—	(55,435)
Foreign currency translation	(284)	19	6	—	(259)
Liability, June 30, 2016	$18,068	$435	$5,691	$—	$24,194

(1)

Certain pre-existing pension liabilities were transferred and reduced the restructuring expenses recorded as part of an individual restructuring program. These offsets are shown as Reclassified liabilities as noted above.

(2)

Credits related to restructuring charges for accelerated depreciation and inventory provisions are recorded against the related assets in Property, plant & equipment, net or Inventories in our Consolidated Balance Sheets and do not impact the restructuring liability.

(3)

Restructuring expenses noted above are primarily in SG&A in our Consolidated Statements of Income. Asset impairments, which consist of accelerated depreciation and inventory provisions, are primarily in Cost of sales in our Consolidated Statements of Income.

Restructuring liabilities are recorded in Accrued liabilities and Other non-current liabilities in our Consolidated Balance Sheets.

Restructuring expenses by reporting business segment are presented below:

	Year Ended June 30,
	2016	2015	2014
Connected Car	(3,188)	(540)	47,147
Lifestyle Audio	3,665	32,691	23,645
Professional Solutions	13,287	10,889	6,335
Connected Services	752	-	-
Other	(7)	(68)	117
Total	14,509	42,972	77,244
Asset impairments	10,350	8,966	6,959
Total	24,859	51,938	84,203

Goodwill

In September 2011, we adopted Accounting Standards Update 2011-08, “Intangibles – Goodwill and Other (Topic 350),” under which an entity may first assess qualitative factors in determining whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. In fiscal years 2016 and 2015, we did not elect to first assess the qualitative factors in evaluating our goodwill for impairment; therefore, we proceeded with our quantitative goodwill impairment test.

We test for impairment at the reporting unit level on an annual basis as of April 30th of every year and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Refer to Note 1—Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements for more information on how we test goodwill for impairment. The annual goodwill impairment tests were conducted as of April 30, 2016 and 2015. For the impairment test conducted as of April 30, 2016, all of our reporting units passed step one of our annual impairment testing; however, we identified one reporting unit for which the fair value was not substantially in excess of its carrying value. Our Professional Solutions reporting unit was determined to have a fair value in excess of its carrying value by approximately 8 percent. Goodwill associated with this reporting unit was $383.2 million at June 30, 2016, representing approximately 27 percent of our total goodwill. While the goodwill of this reporting unit is not currently impaired, there could be an impairment in the future as a result of changes in certain estimates and assumptions. For example, this reporting unit’s fair value could be adversely affected and result in an impairment of goodwill if actual cash flows are below estimated cash flows, the estimated cash flows are discounted at a higher risk-adjusted rate or market multiples decrease. For the impairment test conducted as of April 30, 2015, the test indicated that the fair value of each reporting unit was substantially in excess of its carrying value and, as such, no impairments were deemed to exist. Our accumulated amount of goodwill impairment recorded in prior fiscal years is $330.0 million.

Goodwill was $1.510 billion at June 30, 2016 compared with $1.287 billion at June 30, 2015. The increase in goodwill in the fiscal year ended June 30, 2016 versus the prior fiscal year was primarily associated with the following: increases of $74.5 million, $69.7 million, $69.5 million, $17.5 million and $1.5 million in connection with the acquisitions of innovative Systems GmbH (“IS”), STC, TowerSec Ltd. (“TowerSec”), Redbend and Southern Vision Systems, Inc. (“SVSI”),  respectively, and reductions of $4.3 million, $3.7 million and $0.2 million in connection with the acquisitions of I.P.S.G International Product Solution Group Pty Ltd. and VFX Systems Pty Ltd. (collectively “IPSG/VFX”), certain assets and liabilities of yurbuds and certain automotive assets and liabilities of B&O, respectively, partially offset by unfavorable foreign currency translation of $1.5 million.

Goodwill was $1.287 billion at June 30, 2015 compared with $541.0 million at June 30, 2014. The increase in goodwill in the fiscal year ended June 30, 2015 versus the prior fiscal year was primarily associated with the following: an increase of $13.2 million in connection with the acquisition of SVSI, an increase of $13.2 million in connection with the acquisition of certain automotive assets and liabilities of B&O, an increase of $529.4 million in connection with the acquisition of STC, an increase of $187.0 million in connection with the acquisition of Redbend, an increase of $20.3 million in connection with the acquisition of S1nn, an increase of $8.0 million in connection with the acquisition of IPSG/VFX, an increase of $5.4 million in connection with the acquisition of certain assets and liabilities of yurbuds and a reduction of $1.9 million in connection with the acquisition of AMX.

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

On June 22, 2016, we executed an agreement with certain parties that previously owned 80.05% of IS (the “80.05% Shareholders”) to settle the remaining disputed matters with the 80.05% Shareholders that had been submitted to arbitration related to the contingent purchase price associated with our acquisition of IS. Under the terms of the agreement, we will pay the 80.05% Shareholders €76.8 million ($85.3 million) (the “IS Obligation”), with an initial payment of €11.8 million ($13.3 million) due in July 2016 and five installment payments of €13 million ($14.4 million) due every July 1st from 2016 through 2020.  We recorded approximately $74.5 million of additional contingent purchase price for this IS Obligation as an increase to goodwill.  The agreement includes an option that, if exercised by the 80.05% Shareholders, would require us to make selected installment payments early, subject to an eight percent discount rate.  The existence of this option effectively makes this obligation due on demand and it has therefore been included in our Consolidated Balance Sheets in Current portion of long-term debt.  Until such time as the disputed matters with the remaining shareholders that previously owned 19.95% of IS are resolved, we cannot calculate the contingent purchase price related the acquisition of IS. Refer to Note 9—Debt in the Notes to the Consolidated Financial Statements for more information.

The changes in the carrying value of goodwill by business segment for the fiscal years ended June 30, 2016 and 2015 were as follows:

	Connected Car	Lifestyle Audio	Professional Solutions	Connected Services	Other	Total
Balance, June 30, 2014	$17,080	$137,950	$385,922	$-	$-	$540,952
Acquisitions (2)	10,209	28,809	19,225	529,367	187,031	774,641
Realignment adjustment (1)	(3,673)	(6,738)	-	196,853	(186,442)	-
Other adjustments(3)	(2,867)	(7,671)	(17,286)	-	(589)	(28,413)
Balance, June 30, 2015	$20,749	$152,350	$387,861	$726,220	$-	$1,287,180
Acquisitions (2)	69,538	(3,863)	(2,775)	87,118	-	150,018
Contingent purchase price consideration associated with the acquisition of IS (4)	74,540	-	-	-	-	74,540
Other adjustments(3)	(56)	(510)	523	(1,416)	-	(1,459)
Balance, June 30, 2016	$164,771	$147,977	$385,609	$811,922	$-	$1,510,279

(1)	The realignment adjustments reallocate our goodwill based on our new reporting structure based on the relative fair value of each reporting unit.
(2)	Refer to Note 2—Acquisitions in the Notes to the Consolidated Financial Statements for more information.
(3)	The other adjustments to goodwill primarily consist of foreign currency translation adjustments.
(4)	Refer to Note 9—Debt in the Notes to the Consolidated Financial Statements for more information.

Operating Income

Fiscal year 2016 operating income was $580.0 million, or 8.4 percent of net sales. This represents an increase of 0.8 percentage points compared to the prior fiscal year. The increase in operating income was primarily due to the impact of our recent acquisitions, higher leverage of fixed costs based on higher sales volumes, favorable product mix and lower restructuring expenses, partially offset by higher SG&A in support of increased net sales and from the inclusion of our recent acquisitions and higher RD&E.

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

A summary of our operating income (loss) by business segment is presented below:

	Year Ended June 30,
	2016	Percentage of Net Sales	2015	Percentage of Net Sales	2014	Percentage of Net Sales
Connected Car	$359,255	11.6%	$294,121	10.1%	$159,567	6.1%
Lifestyle Audio	266,655	12.5%	196,138	10.8%	169,416	10.7%
Professional Solutions	69,775	6.9%	102,002	9.7%	114,057	13.4%
Connected Services	35,293	5.1%	40,492	10.6%	36,938	12.7%
Other	(150,951)	*	(163,159)	*	(150,251)	*
Total	$580,027	8.4%	$469,594	7.6%	$329,727	6.2%

*	Not meaningful.

Interest Expense, Net

Interest expense is reported net of interest income in our Consolidated Statements of Income. Interest expense, net was $33.5 million, $13.9 million and $8.0 million for the fiscal years ended June 30, 2016, 2015 and 2014, respectively. Gross interest expense was $37.0 million, $16.1 million and $10.1 million for the fiscal years ended June 30, 2016, 2015 and 2014, respectively. The non-cash portion of interest expense was $2.8 million, $2.8 million and $2.2 million for the fiscal years ended June 30, 2016, 2015 and 2014, respectively. The cash portion of gross interest expense was $34.2 million, $13.3 million and $7.9 million for the fiscal years ended June 30, 2016, 2015 and 2014, respectively. Interest income was $3.5 million, $2.2 million and $2.1 million for the fiscal years ended June 30, 2016, 2015 and 2014, respectively.

Non-cash interest expense for the fiscal year ended June 30, 2016 relates to the amortization of the debt discount and debt issuance costs on the Euro denominated 2.000 Percent Senior Notes due 2022 (the “2.000 Percent Senior Notes”) issued on May 27, 2015 and the U.S. Dollar denominated 4.150 Percent Senior Notes due 2025 (the “4.150 Percent Senior Notes”) issued on May 11, 2015 and the amortization of debt issuance costs on the Multi-Currency Credit Agreement entered into on March 26, 2015 by and among Harman, Harman Holding GmbH & Co. KG (“Harman KG”) and a group of banks (the “2015 Credit Agreement”). Non-cash interest expense for the fiscal year ended June 30, 2015 relates to the amortization of the debt discount and debt issuance costs on the 2.000 Percent Senior Notes and the 4.150 Percent Senior Notes, and the amortization of debt issuance costs on the 2015 Credit Agreement and the Multi-Currency Credit Agreement, entered into on October 10, 2012, and voluntarily terminated in connection with the execution of the 2015 Credit Agreement (the “2013 Credit Agreement”). Non-cash interest expense for the fiscal year ended June 30, 2014 relates to the amortization of debt issuance costs on the 2013 Credit Agreement.

Cash interest expense for the fiscal year ended June 30, 2016 primarily relates to interest on the 2.000 Percent Senior Notes, the 4.150 Percent Senior Notes, the 2015 Credit Agreement and our short-term borrowings. Cash interest expense for the fiscal year ended June 30, 2015 primarily relates to interest on the 2.000 Percent Senior Notes, the 4.150 Percent Senior Notes, the 2015 Credit Agreement, the 2013 Credit Agreement and our short-term borrowings. Cash interest expense for the fiscal year ended June 30, 2014 primarily relates to interest on the 2013 Credit Agreement and our short-term borrowings.

Interest income primarily relates to interest earned on our cash and cash equivalents, short-term investment balances and the variances from year to year are due to fluctuations in those balances and changes in interest rates.

The increase in interest expense, net in fiscal years 2016 and 2015 compared with the prior fiscal years is primarily due to higher cash interest expense due to higher debt.

Foreign Exchange Losses, Net

Foreign currency exchange gains and losses resulting from the remeasurement of certain foreign currency denominated monetary assets and liabilities are included in Foreign exchange losses, net in our Consolidated Statements of Income.

Miscellaneous, Net

We recorded miscellaneous expenses, net, of $15.4 million, $10.1 million and $8.4 million in fiscal years 2016, 2015 and 2014, respectively. In fiscal years 2016 and 2015, Miscellaneous, net primarily consisted of bank charges, interest expense related to a disputed claim and the accretion of certain acquisition consideration liabilities which were paid in the current fiscal year. In fiscal year 2014, Miscellaneous, net primarily consisted of bank charges and interest expense related to a disputed claim.

Income Taxes

Our fiscal year 2016, 2015 and 2014 effective tax rates were an expense of 31.7 percent, 23.1 percent and 23.6 percent, respectively. The effective tax rate was lower than the U.S. Federal statutory rate due to income mix, U.S. Federal income tax credits and rate differentials between the U.S. and foreign jurisdictions. In fiscal year 2016, approximately 5.3 percent of the increase in our effective tax rate was primarily due to an increase in U.S. tax from deemed income on foreign earnings of which 3.5 percent relates to fiscal years 2015 and 2014.   Refer to Note 13 – Income Taxes in the Notes to the Consolidated Financial Statements for more information.

Liquidity and Capital Resources

We primarily finance our working capital requirements through cash generated by operations, the 2015 Credit Agreement and trade credit. Cash and cash equivalents were $602.3 million at June 30, 2016 compared to $649.5 million at June 30, 2015. During the fiscal year ended June 30, 2016, our cash and cash equivalents balance decreased $47.2 million. The decrease in cash was due to payments related to acquisitions, capital expenditures, dividends, repurchases of common stock under our board authorized share buyback program and related to our share-based compensation arrangements partially offset by cash provided by operating activities and net borrowings of long-term debt. We also used cash to make investments in our manufacturing facilities, fund product development and meet the working capital needs of our business segments.

We believe that our existing cash and cash equivalents of $602.3 million at June 30, 2016, together with our expected future operating cash flows, and our availability of $672.9 million under the 2015 Credit Agreement, will be sufficient to cover our working capital needs, debt service, income tax payments, capital expenditures, including major investments related to manufacturing and research facilities in emerging markets, acquisitions, purchase commitments, restructuring projects, share buybacks and quarterly dividends for at least the next 12 months.

Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and maintain access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors beyond our control. We earn a significant amount of our operating income outside the U.S., the majority of which is deemed to be permanently reinvested in foreign jurisdictions. For at least the next 12 months, we have sufficient cash in the U.S., availability under the 2015 Credit Agreement and forecasted domestic cash flow to sustain our operating activities and cash commitments for investing and financing activities, such as quarterly dividends, share buybacks and the repayment of debt. In addition, we expect existing foreign cash and cash equivalents and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months. As of June 30, 2016, Cash and cash equivalents of $164.7 million were held in the U.S. and Cash and cash equivalents of $437.6 million were held by us in foreign jurisdictions. As of June 30, 2015, Cash and cash equivalents of $196.3 million were held in the U.S. and Cash and cash equivalents of $453.2 million were held by us in foreign jurisdictions. Below is a more detailed discussion of our cash flow activities during fiscal year 2016.

Operating Activities

For the fiscal year ended June 30, 2016, our net cash provided by operating activities was $446.5 million, compared to $552.6 million in the prior fiscal year. The decrease in operating cash flows compared to the same period in the prior year was primarily due to decreases in accounts payable and smaller increases in income taxes payable partially offset by decreases in other current assets, smaller increases in inventories, higher amortization and changes in derivatives. At June 30, 2016, working capital, excluding cash, short-term debt and current portion of long-term debt was $571.0 million, compared with $113.7 million at June 30, 2015. The increase was primarily due to higher receivables, inventory and other current assets and lower accrued liabilities, accounts payable and income taxes payable.

Investing Activities

Net cash used in investing activities was $425.9 million for the fiscal year ended June 30, 2016, compared to $738.5 million in the prior fiscal year. The decrease in net cash used in investing activities compared to the same period in the prior year was primarily due to decreased payments related to acquisitions in the current year. Capital expenditures for the fiscal year ended June 30, 2016 were $198.5 million, primarily in support of new Connected Car and Lifestyle Audio automotive awards, compared to $192.5 million in the prior fiscal year. We expect that capital expenditures as a percentage of sales in fiscal year 2017 will remain in line with fiscal year 2016 levels.

Financing Activities

Net cash used in financing activities was $57.6 million in the fiscal year ended June 30, 2016, compared to $305.2 million provided by financing activities in the prior fiscal year. The increase in cash used in financing activities was primarily due to lower net borrowings of debt in the current year, increased repurchases of common stock related to our board authorized share buyback programs, partially offset by decreased payments related to our acquisitions.

Our total debt, including short-term borrowings, at June 30, 2016 was $1.4 billion, primarily comprised of outstanding borrowings under the 4.150 Percent Senior Notes of $397.6 million, the 2.000 Percent Senior Notes of $387.4 million and the 2015 Credit Agreement of $523.0 million. Also included in total debt at June 30, 2016 are capital leases of $12.3 million and $82.8 million related to the IS Obligation, of which $86.6 million is included in Current portion of long-term debt.

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

Issuance of 2.000 Percent Senior Notes

On May 27, 2015, we completed a public offering of €350.0 million in aggregate principal amount of the 2.000 Percent Senior Notes, issued by Harman Finance International, S.C.A. (“Harman Finance”), which are fully and unconditionally guaranteed by Harman. Harman Finance is a wholly-owned finance subsidiary and has no independent activities, assets or operations other than in connection with the 2.000 Percent Senior Notes. The 2.000 Percent Senior Notes bear interest at a rate of 2.000 percent per year, payable annually in arrears on May 27 of each year, commencing on May 27, 2016 and will mature on May 27, 2022. The 2.000 Percent Senior Notes were issued at 99.613 percent of par value, reflecting a discount of €1.4 million to the aggregate principal amount, which is being amortized to Interest expense, net in our Consolidated Statements of Income using the effective interest method, over the term of the 2.000 Percent Senior Notes. We incurred €2.6 million of debt issuance costs in connection with the 2.000

Percent Senior Notes which are being amortized to Interest expense, net in our Consolidated Statements of Income using the effective interest method, over the term of the 2.000 Percent Senior Notes. The net proceeds from the issuance of the 2.000 Percent Senior Notes were €346.0 million, net of the discount and debt issuance costs. The effective interest related to the 2.000 Percent Senior Notes, based on the net proceeds received is 2.060 percent. The 2.000 Percent Senior Notes were issued under an indenture, dated as of May 27, 2015, by and between Harman Finance, Harman, as guarantor, and a trustee, as supplemented by the first supplemental indenture, dated as of May 27, 2015, by and among Harman Finance, Harman, as guarantor, and a trustee (as supplemented, the “2.000 Percent Senior Notes Indenture”). All payments of interest and principal, including payments made upon any redemption of the 2.000 Percent Senior Notes, will be made in Euros, subject to certain exceptions if the Euro is unavailable.

We used the net proceeds from the offering of the 2.000 Percent Senior Notes to repay a portion of indebtedness outstanding under the 2015 Credit Agreement and for the financing of our acquisition of certain automotive assets and liabilities of B&O, with the balance used for general corporate purposes. Refer to Note 2 – Acquisitions in the Notes to the Consolidated Financial Statements for more information.

Issuance of 4.150 Percent Senior Notes

On May 11, 2015, we completed a public offering of $400.0 million in aggregate principal amount of the 4.150 Percent Senior Notes issued by Harman. The 4.150 Percent Senior Notes bear interest at a rate of 4.150 percent per year, payable semi-annually in arrears on May 15 and November 15 of each year, commencing on November 15, 2015, and will mature on May 15, 2025. The 4.150 Percent Senior Notes were issued at 99.336 percent of par value, reflecting a discount of $2.7 million to the aggregate principal amount, which is being amortized to Interest expense, net in our Consolidated Statements of Income using the effective interest method, over the term of the 4.150 Percent Senior Notes. We incurred $3.8 million of debt issuance costs in connection with the 4.150 Percent Senior Notes which are being amortized to Interest expense, net in our Consolidated Statements of Income using the effective interest method, over the term of the 4.150 Percent Senior Notes. The net proceeds from the issuance of the 4.150 Percent Senior Notes were $393.5 million, net of the discount and debt issuance costs. The effective interest related to the 4.150 Percent Senior Notes, based on the net proceeds received is 4.232 percent. The 4.150 Percent Senior Notes were issued under an indenture, dated as of May 11, 2015, by and between Harman and a trustee, as supplemented by the first supplemental indenture, dated as of May 11, 2015, by and between Harman and a trustee (as supplemented, the “4.150 Percent Senior Notes Indenture”).

We used the net proceeds from the offering of the 4.150 Percent Senior Notes to repay a portion of indebtedness outstanding under the 2015 Credit Agreement.

2015 Credit Agreement

On March 26, 2015 we and our wholly owned subsidiary Harman KG entered into the 2015 Credit Agreement. The 2015 Credit Agreement provides for a five-year unsecured multi-currency revolving credit facility in the amount of $1.2 billion (the “Aggregate Commitment”) with availability in currencies other than the U.S. Dollar of up to $750.0 million. Up to $50.0 million of the Aggregate Commitment is available for letters of credit. Subject to certain conditions set forth in the 2015 Credit Agreement, the Aggregate Commitment may be increased by up to $500.0 million. However, there is presently no commitment for this additional borrowing ability. We may select interest rates for borrowings under the 2015 Credit Agreement equal to (i) the LIBO rate plus an applicable margin, (ii) the EURIBO rate plus an applicable margin, or (iii) a base rate plus an applicable margin, which in each case is based on ratings which are established by Standard & Poor’s Ratings Services (“S&P”) and Moody’s Investor Services (“Moody’s”). We pay a facility fee on the Aggregate Commitment, whether drawn or undrawn, which is also determined based on our ratings which are established by S&P and Moody’s. Any proceeds from the borrowings under the 2015 Credit Agreement may be used for general corporate purposes.

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

At June 30, 2016, there was approximately $523.0 million of outstanding borrowings, which are included in our Consolidated Balance Sheet as Borrowings under revolving credit facility and $4.1 million of outstanding letters of credit under the 2015 Credit Agreement. At June 30, 2016, unused available credit under the 2015 Credit Agreement was $672.9 million.

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

IS Obligation

On June 22, 2016, we executed an agreement with the 80.05% Shareholders to settle with them the disputed matters related to the contingent purchase price associated with our acquisition of IS that had been submitted to arbitration. Under the terms of the agreement, we will pay the IS Obligation in accordance with the following schedule: an initial payment of €11.8 million ($13.3 million) due in July 2016 and five installment payments of €13 million ($14.4 million) due every July 1st from 2016 through 2020. The agreement includes an option that, if exercised by the 80.05% Shareholders, would require us to make selected installment payments early, subject to an eight percent discount rate.  The existence of this option effectively makes this obligation due on demand and it has therefore been included in our Consolidated Balance Sheets in Current portion of long-term debt. Until such time as the disputed matters with the remaining shareholders that previously owned 19.95% of IS are resolved, we cannot calculate the contingent purchase price related to the IS acquisition. Amounts due under the IS Obligation have been recorded at their present value in the table below and will be accreted to the ultimate settlement amount of $85.3 million through the effective-interest method.  Refer to Note 8-Goodwill and Intangible Assets, Net in the Consolidated Financial Statements for more information.

At June 30, 2016, long-term debt maturing in each of the next five fiscal years and thereafter is as follows:

2017	$86,641
2018	2,963
2019	2,064
2020	524,599
2021	1,446
Thereafter	789,124
Total	$1,406,837

Our existing debt agreements contain provisions that limit our operating and financing activities. The 2015 Credit Agreement contains certain negative covenants that limit, among other things, our ability to permit certain of our subsidiaries to incur debt and the ability of us and our subsidiaries to incur liens, make fundamental changes (including selling all or substantially all of our assets), undertake transactions with affiliates and undertake sale and leaseback transactions. The 2.000 Percent Senior Notes Indenture and the 4.150 Percent Senior Notes Indenture contain covenants that, subject to certain exceptions, limit our ability to incur indebtedness secured by principal properties, enter into certain sale and leaseback transactions with respect to principal properties and enter into certain mergers, consolidations and transfers of all or substantially all of the assets of Harman. In addition, the 2015 Credit Agreement contains more restrictive financial covenants that require us to maintain compliance with specified financial ratios. We may have to curtail some of our operations to maintain compliance with the covenants in our existing debt agreements. A violation of any of these covenants could result in a default under our debt agreements, which could permit the lenders to accelerate the repayment of any borrowings outstanding and/or the holders of the notes to direct the trustee to accelerate repayment of amounts outstanding under the notes. A default or acceleration under our debt agreements would result in increased capital costs and could adversely affect our ability to operate our business and our results of operations and financial condition. As of June 30, 2016, we were in compliance with all of the covenants contained in the 2015 Credit Agreement, the 2.000 Percent Senior Notes Indenture and the 4.150 Percent Senior Notes Indenture.

Off-Balance Sheet Arrangements

We utilize off-balance sheet arrangements in our operations when we enter into operating leases for land, buildings and equipment in the normal course of business, which are not included in our Consolidated Balance Sheets. In addition, we had outstanding letters of credit of $4.1 million and $4.8 million at June 30, 2016 and 2015, respectively, that were not included in our Consolidated Balance Sheets.

Contractual Obligations

We have obligations and commitments to make future payments under various agreements and for uncertain tax positions. The following table details our obligations by due date:

	Year Ended June 30,
	2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt(1) (7)	$86,641	$2,963	$2,064	$524,599	$1,446	$789,124	$1,406,837
Firm commitments for capital expenditures	55,480	-	-	-	-	-	55,480
Purchase obligations(2)	241,022	-	-	-	-	-	241,022
Non-cancelable operating leases(3)	60,068	49,277	54,805	43,495	38,161	176,086	421,892
Pension obligations(4)	10,373	10,333	9,754	10,309	11,172	66,614	118,555
Endorsement contracts(5)	14,452	10,938	4,027	-	-	-	29,417
Uncertain tax positions(6)	65,267	-	-	-	-	-	65,267
Total contractual cash obligations	$533,303	$73,511	$70,650	$578,403	$50,779	$1,031,824	$2,338,470

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
(6)

Refer to Note 13—Income Taxes in the Notes to the Consolidated Financial Statements for more information. All uncertain tax positions are included in fiscal year 2017 as timing of such payments cannot be estimated.

(7)

Refer to Note 8—Goodwill and Intangible Assets, Net and Note 9-Debt in the Notes to the Consolidated Financial Statements for more information. Included in fiscal year 2017 is $82.8 million related to the IS Obligation which has an option which, if exercised, requires us to make selected installment payments early, subject to an eight percent discount rate. This option requires us to classify this obligation as current. Amounts due under the IS Obligation have been recorded at their present value and will be accreted to the ultimate settlement amount of $85.3 million through the effective interest method. The installment payments are due annually every July 1st from 2016 to 2020.

Share Buyback Program

On October 28, 2014, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock over a three year period (the “2014 Buyback Program”). The 2014 Buyback Program allows us to purchase shares of our common stock in accordance with applicable securities laws on the open market or through privately negotiated transactions during the authorized three year period. The 2014 Buyback Program may be suspended or discontinued at any time. We will determine the timing and the amount of any repurchases based on an evaluation of market conditions, share price, other growth opportunities and other factors. We have and may repurchase shares on the open market or, from time to time, through repurchase plans with one or more external brokers that provide a structure for execution of share repurchases under the 2014 Buyback Program. During fiscal year 2016, we repurchased 1,631,748 shares at a cost of $140.0 million, for a total cumulative buyback of 1,631,748 shares at a cost of $140.0 million under the 2014 Buyback Program. There were no share repurchases during the fiscal year ended June 30, 2015.

On October 26, 2011, our Board of Directors authorized the repurchase of up to $200.0 million of our common stock (the “2012 Buyback Program”), which expired on October 25, 2013. On June 26, 2013, our Board of Directors authorized the repurchase of up to an additional $200 million of our common stock (the “2013 Buyback Program”) which expired on June 26, 2014. During the fiscal year ended June 30, 2014, we repurchased 1,327,693 shares at a cost of $90.8 million for a total cumulative buyback of 4,719,968 shares at a cost of $220.1 million under the 2012 Buyback Program and the 2013 Buyback Program. The 2012 Buyback Program and the 2013 Buyback Program have expired and therefore no additional shares may be repurchased under such programs.

Subsequent Events

Dividends

On August 4, 2016, we declared a cash dividend of $0.35 per share for the quarter ended June 30, 2016. The quarterly dividend will be paid on August 29, 2016 to each stockholder of record as of the close of business on August 15, 2016.

Equity

Total equity at June 30, 2016 was $2.452 billion compared with $2.393 billion at June 30, 2015. The increase is primarily due to higher net income and share-based compensation, offset by, treasury stock repurchases, dividends to shareholders, unrealized losses on hedging, and unfavorable foreign currency translation.

Total equity at June 30, 2015 was $2.393 billion compared with $1.793 billion at June 30, 2014. The increase is primarily due to higher net income, unrealized gains on hedging and the issuance of our common shares for the acquisition of STC and Redbend, partially offset by unfavorable foreign currency translation and dividends to shareholders.

Business Outlook

Our future outlook is largely dependent upon global macroeconomic conditions. Due to the recent earthquakes in Japan, our automotive based businesses, contained within our Connected Car and Lifestyle Audio segments, may be negatively impacted by temporary supply chain interruptions and automotive manufacturing plant shut-downs. We believe that current consumer discretionary spending levels, automotive production rates and projected increased take rates, will continue to support growth rates above automotive industry production levels. Results in our Professional Solutions segment remain negatively impacted by continued weakness in emerging markets particularly in Brazil and Russia as well as certain European markets. Additionally, sales channel rationalizations to support our new solutions based go-to-market structure within the Professional Solutions segment have also negatively impacted results relative to expectations. To mitigate these impacts we continue to launch new innovative products and pursue certain discount programs, while focusing management attention on completing the re-alignment of the sales structure to better capitalize on our unique end-to-end solutions. Our recent acquisition of STC provides diversification of the customer base and moderation of the business cycle. We remain committed to our investment plans in the areas of RD&E and marketing programs, driving growth through increased consumer awareness for our innovative new product introductions. We also remain committed to pursuing incremental productivity and restructuring programs, which are expected to provide an accelerated rate of earnings growth in future years. Capital expenditures as a percentage of sales are expected to remain in line with fiscal year 2016 levels.

Recently Issued Accounting Standards

Share-Based Payments: In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which simplifies how share-based payments are accounted for and presented in the consolidated financial statements. The guidance amends certain income tax consequences for share-based payments, the accounting for forfeitures, the classification of share-based awards, and the classification of share-based payments in the statement of cash flows.  The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. We expect to adopt the provisions of this new guidance on July 1, 2017. The provisions in this guidance will be applied on a prospective basis. We are currently assessing the impact the adoption of the new provisions will have on our financial condition and results of operations.

Derivatives: In March 2016, the FASB issued ASU No. 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships”, which clarifies existing guidance on the designation of hedging instruments. Under the new guidance, a change in the counterparty to a derivative instrument that has been designated as a hedging instrument would not require de-designation of that hedging relationship, provided that all other hedge accounting criteria continues to be met. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. We expect to adopt the provisions of this new guidance on July 1, 2017. The provisions in this guidance can be applied on either a prospective basis or a modified retrospective basis. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

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

Financial Instruments: In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments”, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2019. Early adoption is permitted for fiscal years and interim periods within those years beginning after December 15, 2018. We expect to adopt the provisions of this new guidance on July 1, 2020. We are currently assessing the impact the adoption of the new provisions will have on our financial condition and results of operations.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, which changes the guidance on the classification and measurement of financial instruments related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. Under the new guidance, equity investments (excluding those accounted for under the equity method or those that result in consolidation) will be measured at fair value, with changes in fair value recognized in net income.  For financial liabilities that an entity has elected to measure at fair value in accordance with the fair value option guidance, the amendments require an entity to present separately in other comprehensive income the portion of the change in fair value that results from a change in instrument-specific credit risk. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption is permitted for financial statements that have not been previously issued. We expect to adopt the provisions of this new guidance on July 1, 2018. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

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

Revenue Recognition: In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The new guidance implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The new guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. ASU No. 2014-09, as amended by ASU No. 2015-14, ASU No. 2016-08, ASU No. 2016-10, and ASU No. 2016-12 is effective for fiscal years beginning after December 15, 2017. We expect to adopt the provisions of this new guidance on July 1, 2018. Entities can transition to the new standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of the new provisions will have on our financial condition and results of operations, as well as the method of adoption.

Revenue Recognition and Derivatives: In May 2016, the FASB issued ASU No. 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting,”  which rescinds certain SEC comments that are codified in Topic 605 and Topic 815.  These rescissions include changes to accounting for shipping and handling fees and costs, accounting for consideration given by a vendor to a customer, and accounting to determine the nature of a host contract related to a hybrid financial instrument issued in the form of a share. ASU No. 2016-11 is effective for fiscal years beginning after December 15, 2017. We expect to adopt the provisions of this new guidance on July 1, 2018. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are required to include information about potential effects of changes in interest rates and currency exchange rates in our periodic reports filed with the SEC.

Interest Rate Sensitivity/Risk

At June 30, 2016, interest on approximately 37 percent of our borrowings was determined on a variable rate basis. The interest rates on this portion of our debt are subject to changes in U.S. and European short-term interest rates. To assess exposure to interest rate changes, we have performed a sensitivity analysis assuming a hypothetical 100 basis point increase or decrease in interest rates across all outstanding variable rate debt and investments. Our analysis indicates that the effect on fiscal year net income of such an increase and decrease in interest rates would be approximately $0.6 million.

Foreign Currency Risk

We maintain significant operations in Germany, China, Hungary the United Kingdom, the Netherlands, India, Brazil, Singapore, Japan, and Mexico. As a result, we are subject to market risks arising from changes in these foreign currency exchange rates, principally the change in the value of the Euro versus the U.S. Dollar. Refer to Note 10 – Derivatives in the Notes to the Consolidated Financial Statements for additional discussion on our financial risk management.

Our subsidiaries purchase products and raw materials and sell our products in various currencies. As a result, we may be exposed to cost changes relative to local currencies in these markets. To mitigate these transactional risks, we enter into foreign exchange contracts. Also, foreign currency positions are partially offsetting and are netted against one another to reduce exposure. We presently estimate the effect on projected fiscal year 2017 income before income taxes, based upon a recent estimate of foreign exchange transactional exposure, of a uniform strengthening or uniform weakening of the transaction currency rates of 10 percent, would be to increase or decrease income before income taxes by approximately $45.2 million. As of June 30, 2016, we had hedged a portion of our estimated foreign currency transactions using foreign exchange contracts, including forwards.

We presently estimate the effect on projected fiscal year 2017 income before income taxes, based upon a recent estimate of foreign exchange translation exposure (translating the operating performance of our foreign subsidiaries into U.S. Dollars), of a uniform strengthening or weakening of the U.S. Dollar by 10 percent, would be to increase or decrease income before income taxes by approximately $19.6 million.

Changes in currency exchange rates, principally the change in the value of the Euro compared to the U.S. dollar have an impact on our reported results when the financial statements of foreign subsidiaries are translated into U.S. dollars. Approximately 38 percent of our sales are denominated in Euros. The average exchange rate for the Euro versus the U.S. dollar for the fiscal year ended June 30, 2016 decreased 7.6 percent from the same period in the prior fiscal year.

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

We assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. In making this assessment, we used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework of 2013.” Our assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, overall control environment and information systems control environment. During the fiscal year ended June 30, 2016, we completed the acquisition of TowerSec Ltd. (the “Acquired Business”). We have begun to integrate certain business processes and systems of the Acquired Business. In reliance on interpretive guidance issued by the Securities and Exchange Commission’s staff, management has chosen to exclude from its assessment of the effectiveness of our internal control over financial reporting as of June 30, 2016, the Acquired Business’ internal control over financial reporting associated with total assets representing one percent of consolidated assets, and total revenues representing less than one percent of consolidated revenues, included in our consolidated financial statements as of and for the year ended June 30, 2016. Based on our assessment, we have concluded that, as of June 30, 2016, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting, as of June 30, 2016, has been audited by KPMG LLP (“KPMG”), an independent registered public accounting firm. KPMG’s report on our internal control over financial reporting is included herein.

/S/ DINESH C. PALIWAL
Dinesh C. Paliwal Chairman, President and Chief Executive Officer

/S/ SANDRA E. ROWLAND
Sandra E. Rowland Executive Vice President and Chief Financial Officer

August 11, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Harman International Industries, Incorporated:

We have audited Harman International Industries, Incorporated and subsidiaries’ (the “Company”) internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Harman International Industries, Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

During the fiscal year ended June 30, 2016, the Company completed the acquisition of TowerSec Ltd. (the “Acquired Business”), and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016, the Acquired Business’ internal control over financial reporting associated with total assets representing one percent of consolidated assets, and total revenues representing less than one percent of consolidated revenues, included in the consolidated financial statements of the Company as of and for the year ended June 30, 2016. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Acquired Business.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harman International Industries, Incorporated and subsidiaries as of June 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2016, and our report dated August 11, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Stamford, Connecticut
August 11, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Harman International Industries, Incorporated:

We have audited the accompanying consolidated balance sheets of Harman International Industries, Incorporated and subsidiaries (the “Company”) as of June 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2016. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule II – Valuation and Qualifying Accounts and Reserves for each of the years in the three-year period ended June 30, 2016. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harman International Industries, Incorporated and subsidiaries as of June 30, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Harman International Industries, Incorporated’s internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 11, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Stamford, Connecticut August 11, 2016

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
(in thousands)	2016	2015
Assets
Current assets
Cash and cash equivalents	$602,300	$649,513
Receivables, net	1,122,920	1,024,139
Inventories	706,084	693,574
Other current assets	487,151	461,366
Total current assets	2,918,455	2,828,592
Property, plant and equipment, net	593,290	552,421
Intangible assets, net	476,284	669,667
Goodwill	1,510,279	1,287,180
Deferred tax assets, net	140,181	100,032
Other assets	415,553	428,008
Total assets	$6,054,042	$5,865,900
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$86,641	$4,550
Short-term debt	-	1,021
Accounts payable	867,279	918,910
Accrued liabilities	670,746	907,024
Accrued warranties	178,367	163,331
Income taxes payable	28,773	76,131
Total current liabilities	1,831,806	2,070,967
Borrowings under revolving credit facility	523,000	283,125
Long-term debt	793,506	797,542
Pension liability	216,016	186,662
Other non-current liabilities	237,241	134,778
Total liabilities	3,601,569	3,473,074
Commitments and contingencies	-	-
Preferred stock	0	0
Common stock	1,012	1,007
Additional paid-in capital	1,410,765	1,365,257
Accumulated other comprehensive income	(77,241)	11,434
Retained earnings	2,490,570	2,229,517
Less: Common stock held in treasury	(1,372,633)	(1,232,602)
Total Harman International Industries, Incorporated shareholders’ equity	2,452,473	2,374,613
Non-controlling interest	-	18,213
Total equity	2,452,473	2,392,826
Total liabilities and equity	$6,054,042	$5,865,900

See accompanying Notes to the Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended June 30,
(in thousands, except earnings per share data)	2016	2015	2014
Net sales	$6,911,676	$6,155,297	$5,348,483
Cost of sales	4,818,585	4,338,193	3,891,816
Gross profit	2,093,091	1,817,104	1,456,667
Selling, general and administrative expenses	1,513,064	1,347,510	1,126,940
Operating income	580,027	469,594	329,727
Other expenses:
Interest expense, net	33,482	13,929	8,026
Foreign exchange losses (gains), net	685	(723)	5,935
Miscellaneous, net	15,352	10,107	8,371
Income before income taxes	530,508	446,281	307,395
Income tax expense, net	168,057	103,269	72,610
Equity in loss of unconsolidated subsidiaries	-	23	206
Net income	362,451	342,989	234,579
Net income (loss) attributable to non-controlling interest	717	309	(113)
Net income attributable to Harman International Industries, Incorporated	$361,734	$342,680	$234,692
Earnings per share:
Basic	$5.03	$4.89	$3.40
Diluted	$4.99	$4.84	$3.36
Weighted Average Shares Outstanding:
Basic	71,866	70,147	69,073
Diluted	72,532	70,870	69,889

See accompanying Notes to the Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended June 30,
(in thousands)	2016	2015	2014
Net income	$362,451	$342,989	$234,579
Net income (loss) attributable to non-controlling interest	717	309	(113)
Net income attributable to Harman International Industries, Incorporated	$361,734	$342,680	$234,692
Other comprehensive (loss) income, net of taxes(1):
Foreign currency translation	(26,960)	(191,212)	44,881
Unrealized (losses) gains on hedging derivatives, net of taxes	(47,536)	164,599	(21,248)
Pension liability adjustment, net of taxes	(14,051)	(1,858)	(5,817)
Unrealized (losses) gains on available for sale securities	(128)	106	183
Other comprehensive (loss) income, net of taxes, attributable to Harman International Industries, Incorporated	(88,675)	(28,365)	17,999
Comprehensive income, net of taxes	273,776	314,624	252,578
Comprehensive income (loss), net of taxes attributable to non-controlling interest	717	309	(113)
Comprehensive income, net of taxes attributable to Harman International Industries, Incorporated	$273,059	$314,315	$252,691

(1)	Refer to Note 15—Other Comprehensive Income (Loss) for more information.

See accompanying Notes to the Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
(in thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$362,451	$342,989	$234,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	224,010	169,231	132,328
Deferred income taxes	16,466	32,074	31,040
Loss (gain) on disposition of assets	4,557	(190)	1,137
Share-based compensation	44,461	34,693	28,588
Excess tax benefit from share-based compensation	(4,473)	(4,031)	(3,622)
Non-cash interest expense	2,799	2,780	2,180
Non-cash (reduction) increase in contingent consideration	(6,717)	1,577	-
Changes in operating assets and liabilities, exclusive of impact of acquisitions:
(Increase) decrease in:
Receivables, net	(145,728)	(138,257)	(114,354)
Inventories	(15,229)	(89,184)	(67,400)
Other current assets	38,945	(100,438)	10,391
Pre-production and development costs	(64,008)	(24,873)	7,821
(Decrease) increase in:
Accounts payable	(44,657)	273,627	147,994
Accrued warranties	15,564	32,971	21,061
Accrued other liabilities	28,125	47,851	127,950
Income taxes payable	5,482	46,131	8,926
Net change in derivative assets and liabilities	(5,560)	(55,246)	18,121
Other operating activities	(9,960)	(19,102)	5,400
Net cash provided by operating activities	446,528	552,603	592,140
Cash flows from investing activities:
Acquisitions, net of cash received	(227,231)	(556,475)	(422,953)
Capital expenditures	(198,455)	(192,498)	(157,141)
Maturities of short-term investments	-	-	10,008
Proceeds from asset dispositions	119	4,552	-
(Purchase) sale of investments for irrevocable trust	(309)	5,005	(42,400)
Other items, net	-	950	434
Net cash used in investing activities	(425,876)	(738,466)	(612,052)
Cash flows from financing activities:
Decrease in short-term borrowings	(994)	(2,569)	(1,162)
Borrowings of long-term debt	275,000	1,068,892	300,000
Repayments of long-term debt	(38,550)	(552,298)	(30,000)
Debt issuance costs	-	(9,668)	-
Cash dividends to shareholders	(100,651)	(92,600)	(83,053)
Repurchase of common stock	(140,031)	-	(90,779)
Exercise of stock options	6,937	27,676	48,626
Repurchases related to share-based compensation arrangements	(11,933)	(22,318)	(12,316)
Excess tax benefit from share-based compensation	4,473	4,031	3,622
Payment of contingent consideration	(27,138)	(327)	-
Repayments of acquiree debt	(2,572)	(121,198)	-
Purchase of non-controlling interest	(17,664)	-	-
Other items, net	(4,512)	5,565	1,666
Net cash (used in) provided by financing activities	(57,635)	305,186	136,604
Effect of exchange rate changes on cash	(10,230)	(51,122)	10,362
Net (decrease) increase in cash and cash equivalents	(47,213)	68,201	127,054
Cash and cash equivalents at beginning of period	649,513	581,312	454,258
Cash and cash equivalents at end of period	$602,300	$649,513	$581,312
Supplemental Disclosure of Cash Flow Information:
Non-cash investing activities:
Accrued and contingent acquisition-related liabilities	$103,086	$280,346	$13,384
Common stock issued in connection with acquisitions	$-	$316,035	$-

See accompanying Notes to the Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Years Ended June 30, 2016, 2015 and 2014
	Common Stock						Total Harman
($ in thousands, except share and per share data)	Number of Shares	$.01 Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	International Industries, Incorporated Shareholders’ Equity	Non- Controlling Interest	Total Equity
Balance, June 30, 2013	68,052,480	$970	$971,748	$21,800	$1,827,267	$(1,176,914)	$1,644,871	$0	$1,644,871
Net income	-	-	-	-	234,692	-	234,692	(113)	234,579
Other comprehensive income, net of tax				17,999			17,999		17,999
Restricted stock unit vesting	333,018	-	-	-		-	-	-	-
Repurchases related to share-based compensation arrangements	-	-	(12,316)	-	-	-	(12,316)	-	(12,316)
Exercise of stock options	1,030,452	14	48,612	-	-	-	48,626	-	48,626
Excess tax benefit from share-based compensation	-	-	3,622	-	-	-	3,622	-	3,622
Share-based compensation, net	-	-	28,588	-	-	-	28,588	-	28,588
Dividends ($1.20 per share)(1)	-	-	-	-	(82,725)	-	(82,725)	-	(82,725)
Treasury stock repurchases	(1,327,693)	-	-	-	-	(90,779)	(90,779)	-	(90,779)
Non-controlling interest	0	0	0	0	0	0	0	556	556
Balance, June 30, 2014	68,088,257	$984	$1,040,254	$39,799	$1,979,234	$(1,267,693)	$1,792,578	$443	$1,793,021
Net income	-	-	-	-	342,680	-	342,680	309	342,989
Other comprehensive income, net of tax				(28,365)			(28,365)		(28,365)
Restricted stock unit vesting	328,997	-	-	-		-	-	-	-
Repurchases related to share-based compensation arrangements	-	-	(22,318)	-	-	-	(22,318)	-	(22,318)
Exercise of stock options	494,304	9	27,667	-	-	-	27,676	-	27,676
Excess tax benefit from share-based compensation	-	-	4,031	-	-	-	4,031	-	4,031
Share-based compensation, net	-	-	34,693	-	-	-	34,693	-	34,693
Dividends ($1.32 per share)(1)	-	-	-	-	(92,397)	-	(92,397)	-	(92,397)
Acquisition of Redbend (2)	897,424	-	89,162	-	-	35,091	124,253	-	124,253
Acquisition of STC (2)	1,410,161	14	191,768	-	-	-	191,782	-	191,782
Non-controlling interest (2)	-	-	-	-	-	-	-	17,461	17,461
Balance, June 30, 2015	71,219,143	$1,007	$1,365,257	$11,434	$2,229,517	$(1,232,602)	$2,374,613	$18,213	$2,392,826
Net income					361,734		361,734	717	362,451
Other comprehensive income, net of tax				(88,675)			(88,675)		(88,675)
Restricted stock unit vesting	320,122						-		-
Repurchases related to share-based compensation arrangements			(11,933)				(11,933)		(11,933)
Exercise of stock options	137,557	5	6,932				6,937		6,937
Excess tax benefit from share-based compensation			4,473				4,473		4,473
Share-based compensation, net			44,461				44,461		44,461
Dividends ($1.40 per share)(1)					(100,681)		(100,681)		(100,681)
Treasury stock repurchases	(1,631,748)	-	-	-	-	(140,031)	(140,031)	-	(140,031)
Acquisition of Redbend (2)							-		-
Acquisition of STC (2)							-		-
Non-controlling interest (2)			1,575				1,575	(18,930)	(17,355)
Balance, June 30, 2016	70,045,074	$1,012	$1,410,765	$(77,241)	$2,490,570	$(1,372,633)	$2,452,473	$-	$2,452,473

(1)	Cash dividends declared on common stock were $0.35 in all four quarters of fiscal year 2016, $0.33 in all four quarters of fiscal year 2015 and $0.30 in all four quarters of fiscal year 2014.
(2)	Refer to Note 2 – Acquisitions for more information.

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

Description of Business:

We believe we are a leader in the design and engineering of connected products and solutions for automakers, consumers and enterprises worldwide, including connected car systems, audio and visual products enterprise automation solutions and connected services. We have developed, both internally and through a series of strategic acquisitions, a broad range of product offerings sold under renowned brand names in our principal markets. Our AKG®, AMX®, Crown®, Harman/Kardon®, Infinity®, JBL®, JBL Professional, Lexicon®, Mark Levinson®, Martin®, Revel®, Soundcraft® and Studer® brand names are well known worldwide for premium quality and performance. Our software solutions power mobile devices and systems that are designed to be connected, integrated, personalized and adaptive across all platforms, from work and home, to car and mobile.

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

Reclassifications: Where necessary, information for prior fiscal years has been reclassified to conform to the fiscal year 2016 financial statement presentation.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires that we make estimates and assumptions that affect the reported amount of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Significant estimates are used for, but not limited to: (i) inventory valuation; (ii) goodwill and other asset impairments; (iii) restructuring and related charges; (iv) the evaluation of the recoverability of pre-production and development contract costs; (v) warranty liabilities; (vi) allowance for doubtful accounts; (vii) contingency and litigation reserves; (viii) income tax reserves and valuation allowances; (ix) accounting for business combinations; (x) sales discounts and sales allowances; (xi) pension, post-retirement and other employee benefits; and (xii) losses on connected car supply arrangements. Various assumptions go into the determination of these estimates. The process of determining significant estimates requires consideration of factors such as historical experience, current and expected economic conditions, and actuarial methods. We reevaluate these significant factors and make changes and adjustments where facts and circumstances indicate that changes are necessary. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Actual results could differ from those estimates and the differences could have a material impact on our consolidated financial statements.

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

Revenue Recognition: Revenue from product sales is generally recognized at the time of product shipment or delivery, depending on when the passage of title to goods transfers to unaffiliated customers and when all of the following have occurred: a firm sales agreement is in place, pricing is fixed or determinable and collection is reasonably assured. Sales are reported net of estimated returns, discounts, rebates and incentives. A significant portion of our revenue transactions involve the delivery of a physical product.

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

Allowance for Doubtful Accounts: We reserve an estimated amount for accounts receivable that may not be collected. Methodologies for estimating the allowance for doubtful accounts are primarily based on specific identification of uncollectible accounts. Historical collection rates and customer credit worthiness are considered in determining specific reserves. At June 30, 2016 and 2015, we had $20.2 million and $20.2 million, respectively, reserved for possible uncollectible accounts receivable.

Connected Car Supply Arrangements: We have arrangements with our Connected Car customers to provide products that meet predetermined technical specifications and delivery dates. In the event we do not satisfy the performance obligations under these arrangements, we may be required to indemnify the customer. We accrue for any loss that we expect to incur under these arrangements when the loss is probable and can be reasonably estimated.

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

RD&E: RD&E are expensed as incurred. RD&E, net of customer reimbursements, were $433.1 million, $380.2 million and $343.8 million for the fiscal years ending June 30, 2016, 2015 and 2014, respectively.

Interest Expense, net: Interest expense, net, includes interest expense and amortization of debt issuance costs and original issue discount on debt securities, net of interest income.

Foreign exchange losses (gains), net: Foreign exchange losses (gains), net includes gains and losses resulting from the re-measurement of certain foreign currency denominated monetary assets and liabilities.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, money-market funds and investments with original maturities of three months or less.

Restricted Cash and Investments: At June 30, 2016, restricted cash was $6.9 million and is related to a deferred compensation arrangement with certain foreign employees which requires us to maintain cash on hand and was included in Other assets in our Consolidated Balance Sheets. At June 30, 2015, restricted cash was $21.5 million and is related to the acquisition of the remaining portion of a non-controlling interest that we did not currently own and a deferred compensation arrangement with certain foreign employees which requires us to maintain cash on hand.  At June 30, 2015, $14.8 million and $6.7 million of restricted cash were included in Other current assets and Other assets, respectively, in our Consolidated Balance Sheets.

Short-Term Investments: Short-term investments consist of investments in commercial paper, short-term deposits, government bonds, time deposits and treasury bills with original maturities of greater than three months and less than one year.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method. We establish reserves for our inventory which requires us to analyze the aging and forecasted demand for our inventories, to forecast future product sales prices, pricing trends and margins, and to make judgments and estimates regarding obsolete, damaged or excess inventory. Markdown percentages are determined based on our estimate of future demand and selling prices for our products. Future sales prices are determined based on current and forecasted market expectations, as well as terms that have been established for future orders under automotive platform arrangements. Our inventory reserves primarily relate to our raw materials and finished goods. We calculate inventory reserves on raw materials by reviewing the levels of raw materials on-hand and comparing this to estimates of historical consumption and future demand in order to assess whether we have excess materials on-hand. If it is determined that excess materials are in inventory, an appropriate inventory reserve is established. Inventory reserves on finished goods are primarily determined through inventory turnover measures. Products showing low turnover rates are assigned a percentage reserve based on future estimates of sales volumes and margins. We make adjustments to our inventory reserves based on the identification of specific situations and increase our inventory reserves accordingly. As changes in future economic or industry conditions occur, we revise the estimates that were used to calculate our inventory reserves. Refer to Note 3—Inventories for more information.

Property, Plant and Equipment, net: Property, plant and equipment, net is stated at cost. Depreciation and amortization of property, plant and equipment, net is computed primarily using the straight-line method over the asset’s useful life. Refer to Note 5—Property, Plant and Equipment, net for more information.

Goodwill: We assess goodwill for potential impairments annually each April 30th, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying value of the asset. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We estimate the fair value of each reporting unit using a discounted cash flow methodology. This requires us to use significant judgment, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, determination of our weighted average cost of capital, and relevant market data.

In evaluating goodwill for impairment, we first may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying value. If we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then no further testing of the goodwill assigned to the reporting unit is required. However, if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized, if any. In fiscal years 2016 and 2015, we did not elect to first assess the qualitative factors in evaluating our goodwill for impairment; therefore, we proceeded with our quantitative goodwill impairment test.

The first step compares the fair value of each reporting unit to its carrying value, with fair value of each reporting unit determined using established valuation techniques, specifically the market and income approaches. If the results of the first step indicate that the fair value of a reporting unit is less than its carrying value, the second step of this test is conducted wherein the amount of any impairment is determined by comparing the implied fair value of goodwill in a reporting unit to the recorded amount of goodwill for that reporting unit. The implied fair value of goodwill is calculated as the excess of fair value of the reporting unit over the amounts assigned to its assets and liabilities. Should the fair values of the goodwill so calculated be less than the carrying value, an impairment is recognized. We did not record any impairment charges for goodwill in fiscal years 2016, 2015 and 2014. Refer to Note 8—Goodwill and Intangible Assets, Net for more information.

Intangible assets, net: Intangible assets, net primarily consist of customer relationships, trade names, non-compete agreements, technology, patents and software and are amortized over periods ranging from less than one year to 17 years, which are evaluated on an annual basis. Intangible assets, net are amortized on a straight-line basis over their estimated economic lives. We believe that the straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained annually by our Company. We also have indefinite-lived intangible assets of $74.4 million, primarily consisting of trade names, which we assess for potential impairments annually, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying value of the asset. We did not record any impairment charges for Intangible assets, net in fiscal years 2016, 2015 and 2014. Refer to Note 8—Goodwill and Intangible Assets, Net for more information.

Impairment of Long-Lived Assets: We review the recoverability of our long-lived assets, including buildings, equipment and other definite-lived intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. We will continue to monitor the need for impairment tests, which could result in additional impairment charges. We recognized $2.0 million, $2.3 million and $0.7 million in impairment charges related to facilities that were held-for-sale in the fiscal years ended June 30, 2016, 2015 and 2014, respectively.

Pre-Production and Development Costs: We incur pre-production and development costs related to connected car and car audio systems that we develop for automobile manufacturers pursuant to long-term supply arrangements. Portions of these costs are reimbursable under separate agreements and are recorded as unbilled costs in our Consolidated Balance Sheets in Other current assets and Other assets, once an agreement is signed.

At June 30, 2016 and 2015, unbilled costs were $159.8 million and $87.2 million, respectively, related to pre-production costs. At June 30, 2016 and 2015 unbilled costs reimbursable in the next 12 months totaled $80.4 million and $33.4 million, respectively, and were recorded in Other current assets in our Consolidated Balance Sheets. Unbilled costs reimbursable in subsequent years at June 30, 2016 and 2015 totaled $79.4 million and $53.8 million, respectively, and were recorded in Other assets in our Consolidated Balance Sheets. At June 30, 2016 and 2015, we had fixed assets of $23.4 million and $22.3 million, respectively, for molds, dies and other tools included in our Consolidated Balance Sheets, which our customers will eventually purchase and own pursuant to long-term supply arrangements.

Income Taxes: Deferred income tax assets or liabilities are computed based on the temporary differences between the financial statement and income tax basis of assets and liabilities using the statutory marginal income tax rate in effect for the years in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In determining the need for, and the amount of a valuation allowance, we consider our ability to forecast earnings, future taxable income, carryback losses, if any, and we consider feasible tax planning strategies. We believe the estimate of our income tax assets, liabilities and expenses are “critical accounting estimates” because if the actual income tax assets, liabilities and expenses differ from our estimates the outcome could have a material impact on our results of operations. Adjustments to our valuation allowance were recorded through charges to income tax expense, net and were a benefit of $0.7 million, an expense of $17.0 million and a benefit of $1.6 million for the fiscal years ending June 30, 2016, 2015 and 2014, respectively. The calculation of our tax liabilities involves evaluating uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions in the U.S. and other tax jurisdictions based on our estimate of whether and the extent to which additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in additional tax benefits recognized in the period in which we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. We recognize interest and penalties related to income tax matters in income tax expense. Refer to Note 13—Income Taxes, for more information.

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

As of June 30, 2016, we changed the method utilized to estimate the service cost and interest cost components of net periodic benefit cost for certain defined benefit pension plans in the US and Germany. Prior to June 30, 2016, we estimated the service cost and interest cost components of net periodic benefit costs using a single weighted average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. Subsequent to June 30, 2016, we will use a spot rate approach for certain defined benefit pension plans in the US and Germany in the estimation of the service cost and interest cost components of net periodic benefit cost by applying the specific spot rates along the yield curve to the relevant projected cash flows, as we believe this approach calculates a better estimate. We consider the spot rate approach a change in estimate and, accordingly, will account for this change prospectively beginning in fiscal year 2017. This change does not affect the measurement of our benefit obligation.

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

Derivative Financial Instruments: We are exposed to market risks from changes in foreign currency exchange rates and interest rates which could affect our operating results, financial condition and cash flows. We manage our exposure to these risks through our regular operating and financial activities and when appropriate, through the use of derivative financial instruments. These derivatives are utilized to hedge economic exposures, as well as to reduce volatility in earnings and cash flows resulting from shifts in market rates. We enter into limited types of derivative contracts, including foreign currency spot and forward contracts and an interest rate swap, to manage foreign currency and interest rate exposures. Our primary foreign currency exposure is the Euro. The fair market value of all our derivative contracts change with fluctuations in interest rates and currency rates, and are designed so that changes in their values are offset by changes in the values of the underlying exposures. Derivative financial instruments are held solely as risk management tools and not for trading or speculative purposes. We do not utilize derivatives that contain leverage features. On the date that we enter into a derivative that qualifies for hedge accounting, the derivative is designated as a hedge of the identified exposure. We document all relationships between hedging instruments and hedged items for which we apply hedge accounting treatment and assess the effectiveness of our hedges at inception and on an ongoing basis.

We record all derivative instruments as either assets or liabilities at fair value in our Consolidated Balance Sheets. Certain of these derivative contracts have been designated as cash flow hedges, whereby gains and losses are reported within AOCI in our Consolidated Balance Sheets, until the underlying transaction occurs, at which point they are reported in earnings as gains or losses in our Consolidated Statements of Income. Certain of our derivatives, for which hedge accounting is not applied, are effective as economic hedges. These derivative contracts are required to be recognized each period at fair value, with gains and losses reported in earnings in our Consolidated Statements of Income and therefore do result in some level of earnings volatility. The level of volatility will vary with the type and amount of derivative hedges outstanding, as well as fluctuations in the currency and interest rate markets during the period. The related cash flow impacts of all our derivative activities are reflected as cash flows from operating activities in our Consolidated Statements of Cash Flows, consistent with the nature of the hedged item. Refer to Note 10—Derivatives for more information.

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

Share Buyback Program: On October 28, 2014, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock over the next three years (the “2014 Buyback Program”). On June 26, 2013, our Board of Directors authorized the repurchase of up to $200.0 million of our common stock (the “2013 Buyback Program”) which expired on June 26, 2014. On October 26, 2011, our Board of Directors authorized the repurchase of up to $200.0 million of our common stock (the “2012 Buyback Program”) which expired on October 25, 2013. Refer to Note 14—Shareholders’ Equity and Share-Based Compensation for more information.

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

Refer to Note 14—Shareholders’ Equity and Share-Based Compensation for more information on shares of our common stock that were repurchased during the fiscal year ended June 30, 2016, 2015, and 2014.

Recently Adopted Accounting Pronouncements

Deferred Taxes: In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which changes the requirement to separate both current and non-current deferred taxes on the balance sheet. Under the new guidance, all deferred tax assets and liabilities, along with any related valuation allowance, will be classified as non-current on the balance sheet. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. We adopted the provisions of this new guidance on December 1, 2015 on a retrospective basis. The adoption of the new guidance resulted in a balance sheet reclassification of $120.2 million from current assets and a $49.4 million reclassification from current liabilities in our June 30, 2015 balance sheet. Due to the jurisdictional netting of non- current deferred tax assets and liabilities, our overall assets and liabilities were reduced by $63.9 million in our June 30, 2015 Consolidated Balance Sheet.

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

Derivatives: In March 2016, the FASB issued ASU No. 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships”, which clarifies existing guidance on the designation of hedging instruments. Under the new guidance, a change in the counterparty to a derivative instrument that has been designated as a hedging instrument would not require de-designation of that hedging relationship, provided that all other hedge accounting criteria continues to be met. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. We expect to adopt the provisions of this new guidance on July 1, 2017. The provisions in this guidance can be applied on either a prospective basis or a modified retrospective basis. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

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

Financial Instruments: In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments”, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2019. Early adoption is permitted for fiscal years and interim periods within those years beginning after December 15, 2018. We expect to adopt the provisions of this new guidance on July 1, 2020. We are currently assessing the impact the adoption of the new provisions will have on our financial condition and results of operations.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, which changes the guidance on the classification and measurement of financial instruments related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. Under the new guidance, equity investments (excluding those accounted for under the equity method or those that result in consolidation) will be measured at fair value, with changes in fair value recognized in net income.  For financial liabilities that an entity has elected to measure at fair value in accordance with the fair value option guidance, the amendments require an entity to present separately in other comprehensive income the portion of the change in fair value that results from a change in instrument-specific credit risk. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption is permitted for financial statements that have not been previously issued. We expect to adopt the provisions of this new guidance on July 1, 2018. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

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

Revenue Recognition: In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The new guidance implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The new guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. ASU No. 2014-09, as amended by ASU No. 2015-14, ASU No. 2016-08, ASU No. 2016-10 and ASU No. 2016-12 is effective for fiscal years beginning after December 15, 2017. We expect to adopt the provisions of this new guidance on July 1, 2018. Entities can transition to the new standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of the new provisions will have on our financial condition and results of operations, as well as the method of adoption.

Revenue Recognition and Derivatives: In May 2016, the FASB issued ASU No. 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting,”  which rescinds certain SEC comments that are codified in Topic 605 and Topic 815.  These rescissions include changes to accounting for shipping and handling fees and costs, accounting for consideration given by a vendor to a customer, and accounting to determine the nature of a host contract related to a hybrid financial instrument issued in the form of a share. ASU No. 2016-11 is effective for fiscal years beginning after December 15, 2017. We expect to adopt the provisions of this new guidance on July 1, 2018. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

Note 2—Acquisitions

TowerSec Ltd.

On March 10, 2016 (the “TowerSec Acquisition Date”), Harman Becker Automotive Systems Manufacturing Kft, our indirect wholly-owned subsidiary (“Harman Becker Kft”), acquired all of the outstanding shares of TowerSec (the “TowerSec Acquisition”), a global automotive cyber security company, for a purchase price of $45.0 million, subject to certain adjustments (the “TowerSec Adjustments”). On the TowerSec Acquisition Date we paid $37.9 million which excludes $2.3 million for an indemnification holdback and $3.0 million for a deferred consideration amount (the “Deferred Consideration Amount”). The indemnification holdback will be released within 18 months of the TowerSec Acquisition Date, if not used.  The Deferred Consideration Amount will be released on the second anniversary of the TowerSec Acquisition Date.  Approximately $2.6 million of third-party debt was assumed and paid off at the closing. The TowerSec Adjustments were finalized during the fiscal year ended June 30, 2016 and we recorded an increase to the purchase price of approximately $0.1 million. The TowerSec Acquisition is also subject to an earn-out of up to $30.0 million, contingent on TowerSec’s achievement of certain targets through March 10, 2019. Our preliminary estimate of the fair value of this contingent consideration liability is $27.7 million.

The total cost of the TowerSec Acquisition was allocated on a preliminary basis, subject to final allocation, to the assets acquired and liabilities assumed based on their fair values at the TowerSec Acquisition Date, as follows:

March 10, 2016
Cash and cash equivalents	$472
Other current assets	84
Total current assets	556
Property, plant and equipment	205
Goodwill	69,538
Intangibles	4,600
Other non-current assets	89
Total assets	74,988
Accounts payable	119
Accrued liabilities	97
Total current liabilities	216
Other non-current liabilities	3,792
Total liabilities	4,008
Net assets	$70,980

Based on our preliminary valuation, goodwill and intangibles were recorded in connection with the TowerSec Acquisition based on third-party valuations and management’s estimates for those acquired intangible assets. The valuation of the acquired net assets is subject to change as we obtain additional information for our estimates during the measurement period. The primary areas of those purchase price allocations that are not yet finalized relate to identifiable intangible assets and residual goodwill. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. None of the goodwill recognized is deductible for tax purposes. Intangible assets include internally developed technology of $4.6 million with an approximate useful life of six years. Expenses of $0.6 million were recognized in connection with this acquisition and are included in SG&A in our Consolidated Statement of Income for the fiscal year ended June 30, 2016. The operating results of TowerSec are included in our consolidated financial statements from the TowerSec Acquisition Date within our Connected Car segment. Pro forma financial information has not been provided as the TowerSec Acquisition is not material to our results of operations.

Southern Vision Systems, Inc.

On June 10, 2015 (the “SVSI Acquisition Date”), Harman Professional, Inc., our wholly-owned subsidiary, acquired all of the issued and outstanding shares of Southern Vision Systems, Inc., a developer, manufacturer and marketer of audio/video over internet protocol products and services, for a total purchase price of $20.0 million, subject to certain adjustments (the “SVSI Adjustments”). On the SVSI Acquisition Date we paid $19.5 million which excludes $2.4 million for certain indemnification holdbacks. These holdbacks will be released within 18 months of the SVSI Acquisition Date if not used. The SVSI Adjustments were finalized during the fiscal year ended June 30, 2016 and we recorded an increase to the purchase price of approximately $0.1 million. The SVSI Acquisition is also subject to an earn-out of up to $10.0 million to be paid in fiscal years 2017, 2018 and 2019, based upon the achievement of certain contribution margin targets related to the sale of certain products through fiscal year 2018. Our estimate of the fair value of this contingent consideration liability is $3.0 million at the end of the measurement period for this acquisition. Refer to Note 11- Fair Value Measurements for more information on our ongoing evaluation of this contingent consideration liability.

The total cost of the SVSI Acquisition was allocated to the assets acquired and liabilities assumed based on their fair values at the SVSI Acquisition Date, as follows:

June 10, 2015
Cash and cash equivalents	$2,134
Accounts receivable	1,510
Inventories	855
Other current assets	50
Current assets	4,549
Property, plant and equipment	177
Goodwill	14,718
Intangibles	10,750
Total assets	30,194
Accounts payable	513
Accrued liabilities	464
Total current liabilities	977
Other non-current liabilities	4,202
Total liabilities	5,179
Net assets	$25,015

Goodwill and intangibles were recorded in connection with the SVSI Acquisition based on third-party valuations and management’s estimates for those acquired intangible assets.  Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. None of the goodwill recognized is deductible for tax purposes. Intangible assets include internally developed software of $10.0 million with an approximate useful life of five years, distributor relationships of $0.7 million with an approximate useful life of approximately two years, and a trade name of $0.1 million with an approximate useful life of one-half year. Expenses of $0.3 million were recognized in connection with this acquisition and are included in SG&A in our Consolidated Statement of Income for the fiscal year ended June 30, 2015. The operating results of SVSI are included in our consolidated financial statements from the SVSI Acquisition Date within our Professional Solutions segment. Pro forma financial information has not been provided as the SVSI Acquisition is not material to our results of operations.

Bang  & Olufsen Automotive Assets

On June 1, 2015 (the “B&O Acquisition Date”), we acquired certain automotive assets and liabilities of B&O, a developer of home audio systems and car audio solutions, including a perpetual exclusive license to use the Bang & Olfusen® and B&O Play® trademarks, for a total purchase price of €150.8 million (the “B&O Preliminary Purchase Price”) or approximately $165.7 million (the “B&O Acquisition”), subject to a final purchase price adjustment (the “B&O Adjustment”). On the B&O Acquisition Date, we paid the B&O Preliminary Purchase Price, of which €12.5 million was placed in escrow for certain indemnification matters, which will be released within 15 months of the B&O Acquisition Date if not used. The B&O Adjustment was finalized during the fiscal year ended June 30, 2016 and we recorded a decrease to the purchase price of approximately €0.5 million or $0.5 million.

The total cost of the B&O Acquisition was allocated to the assets acquired and liabilities assumed based on their fair values at the B&O Acquisition Date, as follows:

June 1, 2015
Accounts receivable	$9,338
Inventories	5,395
Other current assets	1,152
Current assets	15,885
Property, plant and equipment	7,643
Goodwill	12,992
Intangibles	129,700
Total assets	166,220
Accrued liabilities	1,047
Total current liabilities	1,047
Total liabilities	1,047
Net assets	$165,173

Goodwill and intangibles were recorded in connection with the B&O Acquisition based on third-party valuations and management’s estimates for those acquired intangible assets. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Of the $13.0 million of goodwill recognized, all is deductible for tax purposes. The Intangible assets balance relates to a customer relationship asset of $129.7 million with an approximate useful life of seven years. Expenses of $0.8 million were recognized in connection with this acquisition and are included in SG&A in our Consolidated Statement of Income for the fiscal year ended June 30, 2015. The operating results of the automotive business of B&O are included in our consolidated financial statements from the B&O Acquisition Date within our Lifestyle Audio segment. Pro forma financial information has not been provided as the B&O Acquisition is not material to our results of operations.

Symphony Teleca Corporation

On April 8, 2015 (the “STC Acquisition Date”), we acquired all of the outstanding shares of STC (the “STC Acquisition”), a global software services company, that provides software, engineering and integration services, for an estimated total base purchase price of $720.8 million (the “STC Purchase Price”), of which $491.5 million was paid at closing, consisting of $299.7 million in cash and $191.8 million in shares of our common stock. Approximately $115.6 million of third-party debt was assumed and paid off at closing and we also acquired $61.9 million of cash, of which $14.8 million was restricted, related to the acquisition of the remaining portion of a non-controlling interest that we did not own at the STC acquisition date. The STC Acquisition was subject to an earn-out which was based upon STC’s calendar year 2015 revenue. The STC Acquisition was also subject to a final base purchase price adjustment (the “Final Base Purchase Price Adjustment”) comprised of both a net debt and net working capital component which was estimated to be $0.

During the fiscal year ended June 30, 2016, the calculation of the remainder of the STC Purchase Price, the earn-out (the “Additional Payments”) of $231.1 million and $23.3 million, respectively, and the Final Base Purchase Price Adjustment of $0, were finalized and settled in cash.

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

The total cost of the STC Acquisition was allocated to the assets acquired and liabilities assumed based on their fair values at the STC Acquisition Date, as follows:

April 8, 2015
Cash and cash equivalents	$47,023
Accounts receivable	51,553
Other current assets	74,095
Current assets	172,671
Property, plant and equipment	24,954
Goodwill	598,849
Intangibles	202,900
Other assets	38,011
Total assets	1,037,385
Short-term debt	13,417
Accounts payable	4,469
Accrued liabilities	49,183
Total current liabilities	67,069
Long-term debt	120,847
Other non-current liabilities	87,167
Total liabilities	275,083
Non-controlling interest	17,461
Total liabilities and equity	292,544
Net assets	744,841

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

Red Bend Ltd.

On February 26, 2015 (the “Redbend Acquisition Date”), Harman Becker Kft acquired all of the outstanding shares of Redbend, a provider of software management technology for connected devices, over-the-air software and firmware upgrading services, in a cash and stock transaction valued at approximately $195.3 million (the “Redbend Acquisition”), of which $71.0 million was paid in cash and $124.3 million was paid in shares of our common stock (the “Redbend Purchase Price”), subject to certain adjustments (the “Post-Closing Adjustment”). Approximately $5.6 million of third party debt was assumed and paid off at the closing. The Redbend Acquisition is also subject to an earn-out of up to $30.0 million to be paid in the third quarter of fiscal year 2017, based upon the achievement of Redbend’s cumulative bookings target for awarded business from January 1, 2015 through December 31, 2016. Our estimate of the fair value of this contingent consideration liability was $20.9 million at the end of the measurement period for this acquisition. Refer to Note 11- Fair Value Measurements for more information on our ongoing evaluation of this contingent consideration liability. Our final calculation of the Post-Closing Adjustment was $0.4 million, which was paid during the fiscal year ended June 30, 2015. Approximately $16.0 million of the Redbend Purchase Price was placed in escrow for certain indemnification matters which will be released within 18 months of the Redbend Acquisition Date if not used. There were 897,424 shares of our common stock transferred, of which 839,287 shares were reissued from treasury shares and 58,137 shares were issued out of the 2012 Plan reserve, which were valued at $137.78 per share based upon the closing price of our common stock on the Redbend Acquisition Date.

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

The total cost of the Redbend Acquisition was allocated to the assets acquired and liabilities assumed based on their fair values at the Redbend Acquisition Date, as follows:

February 26, 2015
Cash and cash equivalents	$2,401
Accounts receivable	2,007
Other current assets	1,245
Current assets	5,653
Property, plant and equipment	1,261
Goodwill	205,907
Intangibles	30,500
Other assets	4,933
Total assets	248,254
Accounts payable	833
Short-term debt	1,715
Accrued liabilities	15,826
Total current liabilities	18,374
Other non-current liabilities	13,630
Total liabilities	32,004
Net assets	$216,250

Goodwill and intangibles were recorded in connection with the Redbend Acquisition based on third-party valuations and management’s estimates for those acquired intangible assets. Goodwill was calculated as the excess of the Redbend Purchase Price over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Of the $205.9 million of goodwill recognized, none is deductible for tax purposes. Intangible assets include technology of $29.5 million with an approximate useful life of eight years, customer relationships of $0.9 million with an approximate useful life of eight years and trade names of $0.1 million with an approximate useful life of ten months. As part of our purchase price allocation, we revalued existing deferred revenue to fair value based on the remaining post-acquisition service obligation. The total revaluation adjustment was $4.0 million and represented the value of services already rendered for which no future obligation to provide services remains. Expenses of $1.2 million were recognized in connection with this acquisition and are included in SG&A in our Consolidated Statement of Income for the fiscal year ended June 30, 2015. The operating results of Redbend are included in our Connected Services segment. Pro forma financial information has not been provided as the Redbend Acquisition is not material to our results of operations.

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

Goodwill and intangibles were recorded in connection with the S1nn Acquisition based on third-party valuations and management’s estimates for those acquired intangible assets. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Of the $20.3 million of goodwill recognized, $20.1 million was deductible for tax purposes. Intangible assets include internally developed software of $18.3 million with an approximate useful life of seven years, customer relationships of $6.9 million with an approximate useful life of nine years, and covenants not-to-compete of $0.7 million with an approximate useful life of three years. Expenses of $0.8 million were recognized in connection with this acquisition and are included in SG&A in our Consolidated Statement of Income for the fiscal year ended June 30, 2015. The operating results of S1nn are included in our Connected Car and Lifestyle Audio segments. Pro forma financial information has not been provided as the S1nn Acquisition is not material to our results of operations.

I.P.S.G./VFX

On December 30, 2014 (the “IPSG/VFX Acquisition Date”), Harman International Industries Pty. Ltd., our indirect wholly-owned subsidiary, acquired all of the outstanding shares of IPSG/VFX, a developer, manufacturer and distributor of audio products, for an aggregate purchase price of $5.0 million, less certain adjustments determined at the IPSG/VFX Acquisition Date (the “IPSG/VFX Purchase Price”), which was paid in cash on the IPSG/VFX Acquisition Date. The IPSG/VFX Acquisition is subject to cumulative earn-outs of up to $8.0 million payable primarily based on expectations of the gross profit of IPSG/VFX (the “IPSG/VFX Contingent Consideration”). The IPSG/VFX Purchase Price and the IPSG/VFX Contingent Consideration are subject to a holdback of 15 percent payable contingent upon the outcome of certain events within 18 months of the IPSG/VFX Acquisition Date. Our estimate of the fair value of the IPSG/VFX Contingent Consideration liability was zero at the end of the measurement period for this acquisition. Refer to Note 11- Fair Value Measurements for more information on our ongoing evaluation of this contingent consideration liability.

The total cost of the IPSG/VFX Acquisition was allocated to the assets acquired and liabilities assumed based on their fair values at the IPSG/VFX Acquisition Date, as follows:

December 30, 2014
Goodwill	$3,640
Intangibles	1,781

Total assets	5,421

Other non-current liabilities	456

Total liabilities	456

Net assets	$4,965

Goodwill and intangibles were recorded in connection with the IPSG/VFX Acquisition based on management’s estimates for those acquired intangible assets. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Of the $3.6 million of goodwill recognized, all is deductible for tax purposes. Intangible assets included a $1.8 million technology asset with an approximate useful life of five years. Expenses of $0.3 million were recognized in connection with this acquisition and are included in SG&A in our Consolidated Statement of Income for the fiscal year ended June 30, 2015. The operating results of IPSG/VFX are included in our consolidated financial statements within our Professional Solutions segment. Pro forma financial information has not been provided as the IPSG/VFX Acquisition is not material to our results of operations.

yurbuds

On June 17, 2014 (the “yurbuds Acquisition Date”), we acquired certain assets and liabilities of Verto Medical Solutions LLC d/b/a yurbuds (“yurbuds”), a manufacturer of sports headphones, for a total purchase price of $37.0 million (the “yurbuds Acquisition”), subject to both a net debt and working capital adjustment (the “yurbuds Adjustments”). The final yurbuds Adjustments were to be determined within 120 days of the yurbuds Acquisition Date. There is an aggregate holdback of $3.7 million and a customer contract holdback of $0.8 million (the “yurbuds Holdback Amounts”) which are payable contingent upon the outcome of certain events over the 18 month period following the yurbuds Acquisition Date. The customer contract holdback was paid on June 30, 2014. On the yurbuds Acquisition Date, based on the estimated closing balance sheet, we paid $32.5 million. The yurbuds Acquisition is also subject to an earn-out of a maximum of $38.0 million, based on our expectations of yurbuds gross profit, during the period commencing on July 1, 2014 through June 30, 2017. Our estimate of the fair value of this contingent consideration liability was $6.8 million at the end of the measurement period for this acquisition. Refer to Note 11- Fair Value Measurements for more information on our ongoing evaluation of this contingent consideration liability.

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

Goodwill and intangibles were recorded in connection with the yurbuds Acquisition based on third-party valuations and management’s estimates for those acquired intangible assets. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Of the $35.6 million of goodwill recognized, all is deductible for tax purposes. Intangible assets included a trade name of $0.9 million with an approximate useful life of 25 months and customer relationships of $3.1 million with an approximate useful life of seven years. Expenses of $0.5 million were recognized in connection with this acquisition and are included in SG&A in our Consolidated Statement of Income for the fiscal year ended June 30, 2014. The operating results of yurbuds are included in our consolidated financial statements within our Lifestyle Audio segment. Pro forma financial information has not been provided as the yurbuds Acquisition is not material to our results of operations.

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

Goodwill and intangibles were recorded in connection with the AMX Acquisition based on third-party valuations and management’s estimates for those acquired intangible assets. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Of the $242.4 million of goodwill recognized, none is deductible for tax purposes. Intangible assets include a non-amortized indefinite useful life trade name of $55.7 million, customer relationships of $26.7 million with approximate useful lives of two to nine years, technology of $17.0 million with an approximate useful life of five years, backlog of $1.5 million with an approximate useful life of two months, and a covenant not-to-compete of $0.1 million with an approximate useful life of three years. We also recorded adjustments of $4.2 million to Inventories and $2.7 million to Property, plant and equipment, net in our Consolidated Balance Sheet to adjust the opening balances to fair value. The adjustment to Inventories was amortized over its estimated useful life of four months through Cost of sales in our Consolidated Statement of Income. The adjustment to Property, plant and equipment will be amortized over its estimated useful life of five to 35 years through depreciation expense within Cost of sales or SG&A in our Consolidated Statement of Income. Expenses of $8.1 million were recognized in connection with this acquisition and are included in SG&A in our Consolidated Statement of Income for the fiscal year ended June 30, 2014. The operating results of AMX are included in our Professional Solutions segment. Pro forma financial information has not been presented as the AMX Acquisition is not material to our results of operations.

Duran Audio BV

On October 17, 2013, (the “Duran Acquisition Date”), we acquired all of the outstanding shares of Duran Audio BV (“Duran”), a developer of professional audio products, for a total purchase price of €18.0 million, or approximately $24.4 million (the “Duran Acquisition”), subject to both a net debt and working capital adjustment (the “Duran Adjustments”). On the Duran Acquisition Date, we paid approximately €0.6 million, or approximately $0.8 million, for the estimated net debt adjustment. Subsequently, we finalized the transaction with an additional payment of €0.5 million, or approximately $0.6 million, for the final Duran Adjustments. During the year ended June 30, 2015, we paid the indemnification holdback of €2.2 million or approximately $2.6 million. The Duran Acquisition is also subject to an earn-out of a maximum of €12.0 million, or approximately $16.4 million, based on our expectations of the Duran gross profit (“Duran Gross Profit”), during the period commencing on the Duran Acquisition Date through June 30, 2020. Our estimate of the fair value of the contingent consideration liability was €0.7 million or approximately $0.9 million at the end of the measurement period for this acquisition. Refer to Note 11- Fair Value Measurements for more information on our ongoing evaluation of this contingent consideration liability.

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

Goodwill and intangibles were recorded in connection with the Duran Acquisition based on third-party valuations and management’s estimates for those acquired intangible assets. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Of the $15.1 million of goodwill recognized, none is deductible for tax purposes. Intangible assets include technology of $2.5 million with approximate useful lives ranging from 26.5 months to 38.5 months, product lines of $4.5 million with approximate useful lives ranging from 62.5 months to 86.5 months, customer relationships of $1.5 million with approximate useful lives ranging from 2.5 months to 26.5 months and a trade name of $0.04 million with an approximate useful life of one year. We also recorded an adjustment of $0.6 million to Inventories to adjust the opening balance to fair value. This fair value adjustment will be amortized over 8.5 months through Cost of Sales. Expenses of $0.4 million were recognized in connection with this acquisition and are included in SG&A in our Consolidated Statement of Income for the year ended June 30, 2014. The operating results of Duran are included in our consolidated financial statements within our Professional Solutions segment. Pro forma financial information has not been provided as the Duran Acquisition is not material to our results of operations.

Measurement Period Adjustments

During the fiscal year ended June 30, 2016, we recorded certain measurement period adjustments to the provisional values recorded as of June 30, 2015. The adjustments recorded and the balance sheet accounts impacted are as follows:

Balance Sheet Account:	Increase / (Decrease)
Inventories	$(360)
Other current assets	(607)
Total current assets	(967)
Property, plant and equipment, net	578
Goodwill	85,383
Intangible assets, net	(134,459)
Other assets	4,531
Total Assets	$(44,934)
Accrued liabilities	$3,093
Total current liabilities	3,093
Other non-current liabilities	(47,536)
Total liabilities	(44,443)
Total shareholders’ equity	(491)
Total Liabilities and Equity	$(44,934)

These adjustments primarily related to updated estimates, which resulted in a decrease in the estimated fair value of the STC and Redbend Intangible assets, net and the related decrease in the non-current deferred tax liability, offset by an increase in the estimated fair value of the SVSI Intangible assets, net and the related increase in the non-current deferred tax liability and a reduction in our estimate of the contingent consideration liability recorded for IPSG/VFX offset by an increase in the contingent consideration liability recorded for Redbend.

These adjustments to the provisional amounts resulted in a cumulative reduction of $1.5 million in amortization expense, which was recorded during the fiscal year ended June 30, 2016, and was related to the previous year.

Note 3—Inventories

At June 30, 2016 and 2015, inventories consisted of the following:

	June 30,
	2016	2015
Finished goods	303,271	$294,104
Work in process	80,972	90,538
Raw materials	321,841	308,932
Inventories	$706,084	$693,574

At June 30, 2016 and 2015 our inventory reserves were $93.9 million and $79.6 million, respectively.

Note 4 – Accounts Payable

Beginning in fiscal year 2015, we entered into an agreement with a third party to provide an accounts payable tracking system which allows participating suppliers to sell our payment obligations to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more of our payment obligations prior to their scheduled due dates, at a discounted price, to participating financial institutions. Our goal in entering into this agreement is to capture overall supplier savings, in the form of pricing and payment terms, created by facilitating the supplier’s ability to sell payment obligations, while providing them with greater working capital flexibility. We have no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. Our obligations to our suppliers, including amounts due and scheduled payment dates, are not impacted by a supplier’s decision to sell amounts under this arrangement; however, our right to offset balances due from suppliers against payment obligations is restricted by this agreement for those payment obligations that have been sold by suppliers. As of June 30, 2016 and 2015, $316.6 million and $15.6 million, respectively, of our outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $149.6 million and $9.4 million, respectively, of those payment obligations to participating financial institutions.

Note 5—Property, Plant & Equipment, net

At June 30, 2016 and 2015, property, plant and equipment, net consisted of the following:

	Estimated Useful Lives	June 30,
	(in Years)	2016	2015
Land		9,504	$9,742
Buildings and improvements	1-50	269,619	260,074
Machinery and equipment	3-20	1,341,816	1,270,650
Furniture and fixtures	3-10	28,251	30,492
Property, plant and equipment, gross		1,649,190	1,570,958
Less accumulated depreciation and amortization		(1,055,900)	(1,018,537)
Property, plant and equipment, net		$593,290	$552,421

Depreciation expense for the fiscal years ended June 30, 2016, 2015 and 2014 was $151.4 million, $132.0 million and $119.1 million, respectively.

Note 6—Accrued Warranties

At June 30, 2016 and 2015, details of our accrued warranties consisted of the following:

	June 30,
	2016	2015
Accrued warranties, beginning of year	163,331	$155,472
Warranty expense	76,342	94,310
Warranty payments (cash or in-kind)	(61,913)	(62,909)
Other(1)	607	(23,542)
Accrued warranties, end of year	$178,367	$163,331

(1)	Other primarily represents foreign currency translation.

Note 7—Earnings Per Share

We apply the two-class method when computing earnings per share, which requires that net income per share for each class of shares entitled to dividends be calculated assuming all of our net income is distributed as dividends to these shareholders based on their contractual rights.

The following table presents the calculation of basic and diluted earnings per share of common stock outstanding:

	Year Ended June 30,
	2016		2015		2014
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted Earnings per Share:
Net income	$362,451	$362,451	$342,989	$342,989	$234,579	$234,579
Net income (loss) attributable to non-controlling interest	717	717	309	309	(113)	(113)
Net income attributable to Harman International Industries, Incorporated	$361,734	$361,734	$342,680	$342,680	$234,692	$234,692
Denominator for Basic and Diluted Earnings per Share:
Weighted average shares outstanding	71,866	71,866	70,147	70,147	69,073	69,073
Employee stock options	-	666	-	723	-	816
Total weighted average shares outstanding	71,866	72,532	70,147	70,870	69,073	69,889
Earnings per Share:
Earnings per share	$5.03	$4.99	$4.89	$4.84	$3.40	$3.36

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities, as defined under GAAP, and are included in the computation of earnings per share pursuant to the two-class method.

Certain options were outstanding and not included in the computation of diluted net earnings per share because the assumed exercise of these options would have been antidilutive. Options to purchase 194,561, 92,466 and 314,635 shares of our common stock for the fiscal year ended June 30, 2016, 2015 and 2014, respectively, were outstanding and were excluded from the computation of diluted earnings per share because they would have been antidilutive. In addition, 677, 5,310 and 0 restricted stock units for the fiscal year ended June 30, 2016, 2015 and 2014 were outstanding and were excluded from the computation of diluted earnings per share as they also would have been antidilutive.

Note 8—Goodwill and Intangible Assets, Net

Goodwill

In September 2011, we adopted ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350),” under which an entity may first assess qualitative factors in determining whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. In fiscal years 2016 and 2015, we did not elect to first assess the qualitative factors in evaluating our goodwill for impairment; therefore, we proceeded with our quantitative goodwill impairment test.

We test for impairment at the reporting unit level on an annual basis as of April 30th of every year and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Refer to Note 1—Summary of Significant Accounting Policies for more information on how we test goodwill for impairment. The annual goodwill impairment tests were conducted as of April 30, 2016 and 2015. For the impairment test conducted as of April 30, 2016, all of our reporting units passed step one of our annual impairment testing; however, we identified one reporting unit for which the fair value was not substantially in excess of its carrying value. Our Professional Solutions reporting unit was determined to have a fair value in excess of its carrying value by approximately 8 percent. Goodwill associated with this reporting unit was $383.2 million at June 30, 2016, representing approximately 27 percent of our total goodwill. While the goodwill of this reporting unit is not currently impaired, there could be an impairment in the future as a result of changes in certain estimates and assumptions. For example, this reporting unit’s fair value could be adversely affected and result in an impairment of goodwill if actual cash flows are below estimated cash flows, the estimated cash flows are discounted at a higher risk-adjusted rate or market multiples decrease. For the impairment test conducted as of April 30, 2015, the test indicated that the fair value of each reporting unit was substantially in excess of its carrying value and, as such, no impairments were deemed to exist. Our accumulated amount of goodwill impairment recorded in prior fiscal years is $330.0 million.

Goodwill was $1.510 billion at June 30, 2016 compared with $1.287 billion at June 30, 2015. The increase in goodwill in the fiscal year ended June 30, 2016 versus the prior fiscal year was primarily associated with the following: increases of $74.5 million, $69.7 million, $69.5 million, $17.5 million and $1.5 million in connection with the acquisitions of innovative Systems GmbH (“IS”), STC, TowerSec Ltd. (“TowerSec”), Redbend and Southern Vision Systems, Inc. (“SVSI”), respectively, and reductions of $4.3 million, $3.7 million and $0.2 million in connection with the acquisitions of I.P.S.G International Product Solution Group Pty Ltd. and VFX Systems Pty Ltd. (collectively “IPSG/VFX”), certain assets and liabilities of yurbuds and certain automotive assets and liabilities of B&O, respectively, partially offset by unfavorable foreign currency translation of $1.5 million.

Goodwill was $1.287 billion at June 30, 2015 compared with $541.0 million at June 30, 2014. The increase in goodwill in the fiscal year ended June 30, 2015 versus the prior fiscal year was primarily associated with the following: an increase of $13.2 million in connection with the acquisition of SVSI, an increase of $13.2 million in connection with the acquisition of certain automotive assets and liabilities of B&O, an increase of $529.4 million in connection with the acquisition of STC, an increase of $187.0 million in connection with the acquisition of Redbend, an increase of $20.3 million in connection with the acquisition of S1nn, an increase of $8.0 million in connection with the acquisition of IPSG/VFX, an increase of $5.4 million in connection with the acquisition of certain assets and liabilities of yurbuds and a reduction of $1.9 million in connection with the acquisition of AMX.

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

On June 22, 2016, we executed an agreement with certain parties that previously owned 80.05% of IS (the “80.05% Shareholders”) to settle the remaining disputed matters with the 80.05% Shareholders that had been submitted to arbitration related to the contingent purchase price associated with our acquisition of IS. Under the terms of the agreement, we will pay the 80.05% Shareholders €76.8 million ($85.3 million) (the “IS Obligation”), with an initial payment of €11.8 million ($13.3 million) due in July 2016 and five installment payments of €13 million ($14.4 million) due every July 1st from 2016 through 2020.  We recorded approximately $74.5 of additional contingent purchase price for this IS Obligation as an increase to goodwill. The agreement includes an option that if exercised by the 80.05% Shareholders would require us to make selected installment payments early, subject to an eight percent discount rate.  The existence of this option effectively makes this obligation due on demand and it has therefore been included in our Consolidated Balance Sheets in Current portion of long-term debt.  Until such time as the disputed matters with the remaining shareholders that previously owned 19.95% of IS are resolved, we cannot calculate the contingent purchase price related to the acquisition of IS. Refer to Note 9—Debt for more information.

The changes in the carrying value of goodwill by business segment for the fiscal years ended June 30, 2015 and 2014 were as follows:

	Connected Car	Lifestyle Audio	Professional Solutions	Connected Services	Other	Total
Balance, June 30, 2014	$17,080	$137,950	$385,922	$-	$-	$540,952
Acquisitions (2)	10,209	28,809	19,225	529,367	187,031	774,641
Realignment adjustment (1)	(3,673)	(6,738)	-	196,853	(186,442)	-
Other adjustments(3)	(2,867)	(7,671)	(17,286)	-	(589)	(28,413)
Balance, June 30, 2015	$20,749	$152,350	$387,861	$726,220	$-	$1,287,180
Acquisitions (2)	69,538	(3,863)	(2,775)	87,118	-	150,018
Contingent purchase price consideration associated with the acquisition of IS (4)	74,540	-	-	-	-	74,540
Other adjustments(3)	(56)	(510)	523	(1,416)	-	(1,459)
Balance, June 30, 2016	$164,771	$147,977	$385,609	$811,922	$-	$1,510,279

(1)	The realignment adjustments reallocate our goodwill based on our new reporting structure based on the relative fair value of each reporting unit.
(2)	Refer to Note 2—Acquisitions for more information.
(3)	The other adjustments to goodwill primarily consist of foreign currency translation adjustments.
(4)	Refer to Note 9—Debt for more information.

Intangible Assets, Net

Net intangible assets were $476.3 million and $669.7 million at June 30, 2016 and 2015, respectively and were comprised of the following:

		June 30, 2016			June 30, 2015
	Weighted Average Amortization	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	12 Years	$386,787	$(75,957)	$310,830	$503,928	$(30,924)	$473,004
Technology	6 Years	75,431	(27,645)	47,786	87,090	(17,653)	69,437
Patents	15 Years	7,256	(1,584)	5,672	5,136	(1,265)	3,871
Trade names(1)	2 Years	100,617	(26,231)	74,386	100,827	(15,282)	85,545
Non-compete agreement	4 Years	3,146	(2,060)	1,086	3,168	(1,543)	1,625
Software	5 Years	45,682	(11,945)	33,737	42,013	(6,863)	35,150
Other	4 Years	10,490	(7,703)	2,787	7,242	(6,207)	1,035
Total		$629,409	$(153,125)	$476,284	$749,404	$(79,737)	$669,667

(1)

Includes $55.7 million and $18.5 million of indefinite-lived intangible assets related to the acquisition of AMX LLC and AMX Holding Corporation (collectively “AMX”) and Martin Professional A/S, respectively.

Amortization expense related to intangible assets was $72.6 million, $37.3 million and $13.2 million for the fiscal years ended June 30, 2016, 2015 and 2014, respectively.

Amortization expense is expected to approximate the following:

2017	$64,309
2018	61,906
2019	56,577
2020	51,577
2021	48,344
Thereafter	119,221
Total	$401,934

Note 9—Debt

Short Term Borrowings

At June 30, 2016 and 2015, we had $0.0 million and 1.0 million of short-term borrowings outstanding, respectively. At June 30, 2016, we maintained lines of credit of $53.4 million, primarily in India, China, Brazil, Denmark and Israel. At June 30, 2015, we maintained lines of credit of $69.1 million, primarily in India, China, Hungary, Brazil, Denmark and Israel.

We classify our debt based on the contractual maturity dates of the underlying debt instruments. We defer costs associated with debt issuance over the applicable term of the debt. These costs are amortized to Interest expense, net in our Consolidated Statements of Income.

Issuance of 2.000 Percent Senior Notes

On May 27, 2015, we completed a public offering of €350.0 million in aggregate principal amount of the 2.000 Percent Senior Notes issued by Harman Finance International S.C.A. (“Harman Finance”), which are fully and unconditionally guaranteed by Harman. Harman Finance is a wholly-owned finance subsidiary and has no independent activities, assets or operations other than in connection with the 2.000 Percent Senior Notes. The 2.000 Percent Senior Notes bear interest at a rate of 2.000 percent per year, payable annually in arrears on May 27 of each year, commencing on May 27, 2016 and will mature on May 27, 2022. The 2.000 Percent Senior Notes were issued at 99.613 percent of par value, reflecting a discount of €1.4 million to the aggregate principal amount, which is being amortized to Interest expense, net in our Consolidated Statements of Income using the effective interest method, over the term of the 2.000 Percent Senior Notes. We incurred €2.6 million of debt issuance costs in connection with the 2.000 Percent Senior Notes which are being amortized to Interest expense, net in our Consolidated Statements of Income using the effective interest method, over the term of the 2.000 Percent Senior Notes. The net proceeds from the issuance of the 2.000 Percent Senior Notes were €346.0 million, net of the discount and debt issuance costs. The effective interest related to the 2.000 Percent Senior Notes, based on the net proceeds received is 2.060 percent. The 2.000 Percent Senior Notes were issued under an indenture, dated as of May 27, 2015, by and between Harman Finance, Harman, as guarantor, and a trustee, as supplemented by the first supplemental indenture, dated as of May 27, 2015, by and among Harman Finance, Harman, as guarantor, and a trustee (as supplemented, the “2.000 Percent Senior Notes Indenture”). All payments of interest and principal, including payments made upon any redemption of the 2.000 Percent Senior Notes, will be made in Euros, subject to certain exceptions if the Euro is unavailable.

We used the net proceeds from the offering of the 2.000 Percent Senior Notes to repay a portion of indebtedness outstanding under the 2015 Credit Agreement for and the financing of our acquisition of certain automotive assets and liabilities of B&O, with the balance used for general corporate purposes. Refer to Note 2 – Acquisitions for more information.

Issuance of 4.150 Percent Senior Notes

On May 11, 2015, we completed a public offering of $400.0 million in aggregate principal amount of U.S. Dollar denominated 4.150 Percent Senior Notes due 2025 (the “4.150 Percent Senior Notes”) issued by Harman. The 4.150 Percent Senior Notes bear interest at a rate of 4.150 percent per year, payable semi-annually in arrears on May 15 and November 15 of each year, commencing on November 15, 2015, and will mature on May 15, 2025. The 4.150 Percent Senior Notes were issued at 99.336 percent of par value, reflecting a discount of $2.7 million to the aggregate principal amount, which is being amortized to Interest expense, net in our Consolidated Statements of Income using the effective interest method, over the term of the 4.150 Percent Senior Notes. We incurred $3.8 million of debt issuance costs in connection with the 4.150 Percent Senior Notes which are being amortized to Interest expense, net in our Consolidated Statements of Income using the effective interest method, over the term of the 4.150 Percent Senior Notes. The net proceeds from the issuance of the 4.150 Percent Senior Notes were $393.5 million, net of the discount and debt issuance costs. The effective interest related to the 4.150 Percent Senior Notes, based on the net proceeds received is 4.232 percent. The 4.150 Percent Senior Notes were issued under an indenture, dated as of May 11, 2015, by and between Harman and a trustee, as supplemented by the first supplemental indenture, dated as of May 11, 2015, by and between Harman and a trustee (as supplemented, the “4.150 Percent Senior Notes Indenture”).

We used the net proceeds from the offering of the 4.150 Percent Senior Notes to repay a portion of indebtedness outstanding under the 2015 Credit Agreement.

2015 Credit Agreement

On March 26, 2015 we and our wholly-owned subsidiary Harman Holding GmbH & Co. KG (“Harman KG”), entered into a Multi-Currency Credit Agreement with a group of banks (the “2015 Credit Agreement”). The 2015 Credit Agreement provides for a five-year unsecured multi-currency revolving credit facility in the amount of $1.2 billion (the “Aggregate Commitment”) with availability in currencies other than the U.S. Dollar of up to $750.0 million. Up to $50.0 million of the Aggregate Commitment is available for letters of credit. Subject to certain conditions set forth in the 2015 Credit Agreement, the Aggregate Commitment may be increased by up to $500.0 million. However, there is presently no commitment for this additional borrowing ability. We may select interest rates for borrowings under the 2015 Credit Agreement equal to (i) the LIBO rate plus an applicable margin, (ii) the EURIBO rate plus an applicable margin, or (iii) a base rate plus an applicable margin, which in each case is based on ratings which are established by Standard & Poor’s Ratings Services (“S&P”) and Moody’s Investor Services (“Moody’s”). We pay a facility fee on the Aggregate Commitment, whether drawn or undrawn, which is also determined based on our ratings which are established by S&P and Moody’s. Any proceeds from the borrowings under the 2015 Credit Agreement may be used for general corporate purposes.

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

At June 30, 2016, there was approximately $523.0 million of outstanding borrowings, which are included in our Consolidated Balance Sheet as Borrowings under revolving credit facility and $4.1 million of outstanding letters of credit under the 2015 Credit Agreement. At June 30, 2016, unused available credit under the 2015 Credit Agreement was $672.9 million.

At June 30, 2015, there was approximately $283.1 million of outstanding borrowings, which are included in our Consolidated Balance Sheet as Borrowings under revolving credit facility and $4.8 million of outstanding letters of credit under the 2015 Credit Agreement. At June 30, 2015, unused available credit under the 2015 Credit Agreement was $912.1 million. In connection with the 2015 Credit Agreement, we incurred $3.0 million of fees and other expenses, which are included within Other assets in our Consolidated Balance Sheet at June 30, 2016. These costs are amortized over the term of the 2015 Credit Agreement to Interest expense, net in our Consolidated Statement of Income on a straight-line basis. In addition, during the fiscal year ended June 30, 2015, we wrote off $0.6 million of debt issuance costs to Interest expense, net, associated with the 2013 Credit Agreement, which represented the portion of these costs that were attributed to the 2013 Credit Agreement.

IS Obligation

On June 22, 2016, we executed an agreement with the 80.05% Shareholders to settle with them the disputed matters related to the contingent purchase price associated with our acquisition of IS that had been submitted to arbitration. Under the terms of the agreement, we will pay the IS Obligation in accordance with the following schedule: an initial payment of €11.8 million ($13.3 million) due in July 2016 and five installment payments of €13 million ($14.4 million) due every July 1st from 2016 through 2020. The agreement includes an option that if exercised by the 80.05% Shareholders would require us to make selected installment payments early, subject to an eight percent discount rate.  The existence of this option effectively makes this obligation due on demand and it has therefore been included in our Consolidated Balance Sheets in Current portion of long-term debt. Until such time as the disputed matters with the remaining shareholders that previously owned 19.95% of IS are resolved, we cannot calculate the contingent purchase price related to the IS acquisition. Amounts due under the IS Obligation have been recorded at their present value in the table below and will be accreted to the ultimate settlement amount of $85.3 million through the effective-interest method.  Refer to Note 8-Goodwill and Intangible Assets, Net for more information.

Long-Term Debt and Current Portion of Long-Term-Debt

At June 30, 2016 and 2015, long-term debt and current portion of long-term debt consisted of the following:

	Fair Value at June 30, 2016 (1)	Book Value at June 30, 2016	Fair Value at June 30, 2015 (1)	Book Value at June 30, 2015
4.150 Percent Senior Notes	$417,440	$400,000	$393,160	$400,000
2.000 Percent Senior Notes	390,654	388,710	379,200	389,883
Borrowings under revolving credit facility	523,000	523,000	283,125	283,125
Term facility	-	-	-	-
IS Obligation (2)	82,805	82,805	-	-
Capital lease obligations	12,322	12,322	16,325	16,325
Total debt	1,426,221	1,406,837	1,071,810	1,089,333
Current portion of long-term debt (2)	(86,641)	(86,641)	(4,550)	(4,550)
Unamortized debt discount on 4.150 Percent Senior Notes	(2,407)	(2,407)	(2,626)	(2,626)
Unamortized debt discount on 2.000 Percent Senior Notes	(1,283)	(1,283)	(1,490)	(1,490)
Total long-term debt	$1,335,890	$1,316,506	$1,063,144	$1,080,667

(1)

The estimated fair value of the 2.000 Percent Senior Notes and the 4.150 Senior Notes were based on a broker quotation (Level 2). Under fair value accounting guidance Level 2 is based on inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

(2)

Amounts due under the IS Obligation have been recorded at their present value and will be accreted to the ultimate settlement amount of $85.3 million through the effective-interest method (Level 2).  We are required to make a lump-sum payment of $13.3 million in July 2016 as well as five payments of $14.4 million due every July 1st from 2016 through 2020.  Because the IS Obligation has an option, which if, exercised requires us to make selected installment payments on demand, it has been included as Current portion of long-term debt.  Refer to Note 8-Goodwill and Intangible Assets, Net for more information.

At June 30, 2016, long-term debt maturing in each of the next five fiscal years and thereafter is as follows:

2017	$86,641
2018	2,963
2019	2,064
2020	524,599
2021	1,446
Thereafter	789,124
Total	$1,406,837

Our existing debt agreements contain provisions that limit our operating and financing activities. The 2015 Credit Agreement contains certain negative covenants that limit, among other things, our ability to permit certain of our subsidiaries to incur debt and the ability of us and our subsidiaries to incur liens, make fundamental changes (including selling all or substantially all of our assets), undertake transactions with affiliates and undertake sale and leaseback transactions. The 2.000 Percent Senior Notes Indenture and the 4.150 Percent Senior Notes Indenture contain covenants that, subject to certain exceptions, limit our ability to incur indebtedness secured by principal properties, enter into certain sale and leaseback transactions with respect to principal properties and enter into certain mergers, consolidations and transfers of all or substantially all of the assets of Harman. In addition, the 2015 Credit Agreement contains more restrictive financial covenants that require us to maintain compliance with specified financial ratios. We may have to curtail some of our operations to maintain compliance with the covenants in our existing debt agreements. A violation of any of these covenants could result in a default under our debt agreements, which could permit the lenders to accelerate the repayment of any borrowings outstanding and/or the holders of the notes to direct the trustee to accelerate repayment of amounts outstanding under the notes. A default or acceleration under our debt agreements would result in increased capital costs and could adversely affect our ability to operate our business and our results of operations and financial condition. As of June 30, 2016, we were in compliance with all of the covenants contained in the 2015 Credit Agreement, the 2.000 Percent Senior Notes Indenture and the 4.150 Percent Senior Notes Indenture.

Interest

Interest expense is reported net of interest income in our Consolidated Statements of Income. Interest expense, net was $33.5 million, $13.9 million and $8.0 million for the fiscal years ended June 30, 2016, 2015 and 2014, respectively. Gross interest expense was $37.0 million, $16.1 million and $10.1 million for the fiscal years ended June 30, 2016, 2015 and 2014, respectively. The non-cash portion of interest expense was $2.8 million, $2.8 million and $2.2 million for the fiscal years ended June 30, 2016, 2015 and 2014, respectively. The cash portion of gross interest expense was $34.2 million, $13.3 million and $7.9 million for the fiscal years ended June 30, 2016, 2015 and 2014, respectively. Interest income was $3.5 million, $2.2 million and $2.1 million for the fiscal years ended June 30, 2016, 2015 and 2014, respectively.

Non-cash interest expense for the fiscal year ended June 30, 2016 relates to the amortization of the debt discount and debt issuance costs on the 2.000 Percent Senior Notes and the 4.150 Percent Senior Notes and the amortization of debt issuance costs on the 2015 Credit Agreement. Non-cash interest expense for the fiscal year ended June 30, 2015 relates to the amortization of the debt discount and debt issuance costs on the 2.000 Percent Senior Notes and the 4.150 Percent Senior Notes, and the amortization of debt issuance costs on the 2015 Credit Agreement and the 2013 Credit Agreement. Non-cash interest expense for the fiscal year ended June 30, 2014 relates to the amortization of debt issuance costs on the 2013 Credit Agreement.

Cash interest expense in the fiscal year ended June 30, 2016 primarily relates to interest on the 2.000 Percent Senior Notes, the 4.150 Percent Senior Notes, the 2015 Credit Agreement and our short-term borrowings. Cash interest expense in the fiscal year ended June 30, 2015 primarily relates to interest on the 2.000 Percent Senior Notes, the 4.150 Percent Senior Notes, the 2015 Credit Agreement, the 2013 Credit Agreement and our short-term borrowings. Cash interest expense in the fiscal year ended June 30, 2014 primarily relates to interest on the 2013 Credit Agreement and our short-term borrowings.

Interest income primarily relates to interest earned on our cash and cash equivalents, short-term investment balances and the variances from year to year are due to fluctuations in those balances and changes in interest rates.

Cash paid for interest, net of cash received was $30.1 million, $10.9 million and $6.5 million in the fiscal years ended June 30, 2016, 2015 and 2014, respectively.

Note 10—Derivatives

We are exposed to market risk from changes in foreign currency exchange rates and interest rates, which could affect our operating results, financial condition and cash flows. We manage our exposure to these risks through our regular operating and financial activities and, when appropriate, through the use of derivative financial instruments. These derivative instruments are utilized to hedge economic exposures, as well as to reduce volatility in earnings and cash flows resulting from shifts in market rates. We enter into limited types of derivative contracts including foreign currency spot and forward, as well as interest rate swap contracts, to manage foreign currency and interest rate exposures. Our primary foreign currency exposure is the Euro. The fair market values of all our derivative contracts change with fluctuations in interest rates and currency rates and are designed so that any changes in their values are offset by changes in the values of the underlying exposures. Derivative financial instruments are held solely as risk management tools and not for trading or speculative purposes.

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

At June 30, 2016 and June 30, 2015, we had outstanding foreign exchange contracts, primarily forward contracts, which are summarized below:

	June 30, 2016		June 30, 2015
	Gross Notional Value	Fair Value Asset/ (Liability)(1)	Gross Notional Value	Fair Value Asset/ (Liability)(1)
Currency Hedged (Buy/Sell):
U.S. Dollar/Euro	$1,516,094	$149,901	$1,479,685	$208,532
Indian Rupee/U.S. Dollar	251,355	(721)	205,150	(935)
Euro/U.S. Dollar	224,921	(6,280)	153,549	(15,994)
U.S. Dollar/Brazilian Real	20,958	(2,459)	6,148	318
U.S. Dollar/Russian Rubles	9,517	(478)	1,613	24
Euro/Russian Rubles	3,601	(667)	5,963	(865)
U.S. Dollar/Australian Dollar	745	(37)	-	-
Swiss Franc/Euro	-	-	32,050	4,262
Total	$2,027,191	$139,259	$1,884,158	$195,342

(1)	Represents the net receivable included in our Consolidated Balance Sheets within Other current assets, Other assets, Accrued liabilities and Other non-current liabilities, as applicable.

Cash Flow Hedges

We designate a portion of our foreign exchange contracts as cash flow hedges of foreign currency denominated purchases. As of June 30, 2016 and June 30, 2015, we had $1.608 billion and $1.578 billion of forward contracts maturing through October 2019 and June 2018, respectively. These contracts are recorded at fair value in the accompanying Consolidated Balance Sheets. The changes in fair value for these contracts are calculated on a forward-to-forward rate basis. These changes in fair value are reported in AOCI and are reclassified to either Cost of sales or Selling, general and administrative expenses (“SG&A”), depending on the nature of the underlying asset or liability that is being hedged, in our Consolidated Statements of Income, in the period or periods during which the underlying transaction occurs.

Changes in the fair value of the derivatives are highly effective in offsetting changes in the cash flows of the hedged items because the amounts and the maturities of the derivatives approximate those of the forecasted exposures. Any ineffective portion of the derivative is recognized in the current period in our Consolidated Statements of Income, in the same line item in which the foreign currency gain or loss on the underlying hedged transaction was recorded. We recognized $0.3 million, $1.9 million and $2.0 million of ineffectiveness in our Consolidated Statements of Income in the fiscal years ended June 30, 2016, 2015 and 2014, respectively. At June 30, 2016 and 2015, the fair values of these contracts were net assets of $131.9 million and $191.9 million, respectively. The amount associated with these hedges that is expected to be reclassified from AOCI to earnings within the next 12 months is a gain of $78.3 million.

Economic Hedges

When hedge accounting is not applied to derivative contracts, or after former cash flow hedges have been de-designated as balance sheet hedges, we recognize the gain or loss on the associated contracts directly in current period earnings in our Consolidated Statements of Income as either Foreign exchange losses (gains), net or Cost of sales according to the underlying exposure. As of June 30, 2016 and 2015, we had $419.1 million and $306.4 million, respectively, of forward contracts maturing through May 2022 and October 2017, respectively, in various currencies to hedge foreign currency denominated intercompany loans and other foreign currency denominated assets. At June 30, 2016 and 2015, the fair values of these contracts were net assets of $7.4 million and $3.5 million, respectively. Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans and other foreign denominated assets in Foreign exchange losses (gains), net in our Consolidated Statements of Income.

Interest Rate Risk Management

Interest Rate Swap

We had one interest rate swap contract which matured on September 30, 2013 with a notional amount of $19.7 million at June 30, 2013, in order to manage our interest rate exposure and effectively convert interest on an operating lease from a variable rate to a fixed rate. The objective of the swap was to offset changes in rent expenses caused by interest rate fluctuations. The interest rate swap contract was designated as a cash flow hedge. At the end of each reporting period, the discounted fair value of the swap contract was calculated and recorded in AOCI and reclassified to rent expense, within SG&A in our Consolidated Statements of Income, in the then current period. If the hedge was determined to be ineffective, the ineffective portion would have been reclassified from AOCI and recorded as rent expense, within SG&A. We recognized an immaterial amount of ineffectiveness in our Consolidated Statements of Income in the fiscal year ended June 30, 2014. All components of the derivative were included in the assessment of the hedges’ effectiveness.

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

Fair Value of Derivatives

The following tables provide a summary of the fair value amounts of our derivative instruments as of June 30, 2016 and 2015:

		Fair Value
	Balance Sheet Location	June 30, 2016	June 30, 2015
Derivatives Designated as Cash Flow Hedges, Gross:
Other assets:
Foreign exchange contracts	Other current assets	$69,122	$73,082
Foreign exchange contracts	Other assets	67,232	121,496
Total assets		136,354	194,578
Other liabilities:
Foreign exchange contracts	Accrued liabilities	$3,482	$1,034
Foreign exchange contracts	Other non-current liabilities	993	1,654
Total liabilities		4,475	2,688
Net asset for derivatives designated as hedging instruments		131,879	191,890

Derivatives Designated as Economic Hedges, Gross:
Other assets:
Foreign exchange contracts	Other current assets	14,761	20,226
Foreign exchange contracts	Other assets	345	85
Total assets		15,106	20,311
Other liabilities:
Foreign exchange contracts	Accrued liabilities	5,763	13,288
Foreign exchange contracts	Other non-current liabilities	1,963	3,571
Total liabilities		7,726	16,859
Net asset for economic hedges:		7,380	3,452
Total net derivative asset		$139,259	$195,342

Derivative Activity:

The following tables show derivative activity for derivatives designated as cash flow hedges for the years ended June 30, 2016, 2015 and 2014:

Derivative	Location of Derivative Gain/ (Loss) Recognized in Income	Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)			Gain/(Loss)Recognized in Income on Derivatives (Ineffective Portion)			Gain/(Loss) from Amounts Excluded from Effectiveness Testing
		Year Ended June 30,
		2016	2015	2014	2016	2015	2014	2016	2015	2014
Foreign exchange contracts	Cost of sales	$90,109	$51,720	$(8,980)	$(261)	$1,943	$(2,048)	$-	$-	$-
Foreign exchange contracts	SG&A	(305)	245	(206)	-	-	-	-	-	-
Foreign exchange contracts	Foreign exchange losses (gains), net	153	-	-	-	-	-	1	(20)	588
Interest rate swap	SG&A	-	-	(192)	-	-	(1)	-	-	-
Interest rate lock	Interest expense, net	(21)	-	-	-	-	-	-	-	-
Total cash flow hedges		$89,936	$51,965	$(9,378)	$(261)	$1,943	$(2,049)	$1	$(20)	$588

Derivative	Gain/(Loss) Recognized in AOCI (Effective Portion)
	Year Ended June 30,
	2016	2015	2014
Foreign exchange contracts	$28,845	$271,019	$(37,714)
Interest rate lock	127	134	-
Interest rate swap	-	-	35
Total cash flow hedges	$28,972	$271,153	$(37,679)

The following table summarizes gains and losses from our derivative instruments that are not designated as hedging instruments for the years ended June 30, 2016, 2015 and 2014:

Derivative	Location of Derivative Gain/(Loss)	Year Ended June 30,
		2016	2015	2014
Foreign exchange contracts	Cost of sales	$2,610	$20,053	$(5,536)
Foreign exchange contracts	Foreign exchange losses (gains), net	$(1,782)	$(35,104)	$10,882
Foreign exchange contracts	SG&A	$(412)	$-	$-

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

The following table provides the fair value hierarchy for assets and liabilities measured on a recurring basis.

	Fair Value at June 30, 2016			Fair Value at June 30, 2015
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets/(Liabilities)
Available-for-sale securities	$54,447	$-	$-	$54,947	$-	$-
Foreign exchange contracts	-	139,259	-	-	195,342	-
Pension assets	3,090	-	-	3,572	-	-
Contingent consideration	-	-	(50,727)	-	-	(56,296)
Net asset/(liability)	$57,537	$139,259	$(50,727)	$58,519	$195,342	$(56,296)

	Total Gains (Losses) for the Year Ended June 30,
Description	2016	2015	2014
Contingent consideration	$6,717	$(1,577)	$(73)

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

Contingent Consideration: At June 30, 2016, a portion of our contingent consideration is associated with an earn-out related to the acquisition of TowerSec. We use a Monte Carlo simulation model (a form of the income approach) in determining the fair value of the contingent consideration. The principal inputs to the approach include our expectations of the achievement of certain targets for awarded business through March 10, 2019, risk-free rates, volatility, credit spreads, and the weighted average cost of capital.  During the fiscal year ended June 30, 2016, our preliminary estimate of the fair value of this contingent consideration liability is $27.7 million.

A portion of our contingent consideration is associated with a $30.0 million earn-out related to the acquisition of Redbend. We use a discounted cash flow approach (a form of the income approach) in determining the fair value of the contingent consideration. The principal inputs to the approach include our expectations of the achievement of Redbend’s cumulative bookings target for awarded business from January 1, 2015 through December 31, 2016 and a discount rate that begins with our weighted average cost of capital and adjusts for the risks associated with the underlying cumulative bookings target for awarded business outcome, the functional form of the payout and our credit risk associated with making the payment. During the fiscal year ended June 30, 2016, we reassessed our expectations of Redbend’s cumulative bookings target and revised our estimate of the contingent consideration liability to increase it to $18.4 million as of June 30, 2016 from the previously recorded balance of $16.7 million as of June 30, 2015. We recorded an increase of $2.8 million to our estimated contingent consideration liability as an adjustment to goodwill within the opening balance sheet. Subsequent to the end of the measurement period, we revised our estimated contingent consideration liability and recorded a decrease of $1.1 million within SG&A in our Consolidated Statement of Income for the fiscal year ended June 30, 2016.

At June 30, 2016, a portion of our contingent consideration is associated with a $10.0 million earn-out related to the acquisition of SVSI. We use a discounted cash flow approach (a form of the income approach) in determining the fair value of the contingent consideration. The principal input to the approach is our expectation of the achievement of SVSI’s contribution margin targets related to the sale of certain products through June 30, 2018. During the fiscal year ended June 30, 2016, we reassessed our expectations of the SVSI contribution margin outcome and revised our estimate of the contingent consideration liability to increase it to $3.0 million from the previously recorded balance of $0.0 as of June 30, 2015. The increase was adjusted to goodwill in the opening balance sheet.

A portion of our contingent consideration is associated with an earn-out related to our acquisition of Duran. We use a probability-weighted discounted cash flow approach (a form of the income approach) in determining the fair value of the contingent consideration. The principal inputs to the approach include our expectations of Duran’s gross profit related to the sale of certain specified products through June 30, 2020 and a discount rate that begins with our weighted average cost of capital and adjusts for the risks associated with the underlying Duran gross profit outcome, the functional form of the payout and our credit risk associated with making the payment. During the fiscal year ended June 30, 2016, we reassessed our expectations of Duran’s gross profit outcome and revised our estimate of the contingent consideration liability to decrease it to $1.6 million as of June 30, 2016 from the previously recorded balance of $2.2 million as of June 30, 2015. During the fiscal years ended June 30, 2016 and 2015, we made a payment of approximately $0.3 million and $0.3 million for the fiscal year 2015 and 2014 results, respectively. The $0.3 million decrease was adjusted within SG&A in our Consolidated Statement of Income for the fiscal year ended June 30, 2016.

A portion of our contingent consideration is associated with an earn-out related to the acquisition of IPSG/VFX. We determined the fair value of the contingent consideration based on our expectations of IPSG/VFX’s gross profit related to the sale of certain specified products through June 30, 2017. During the fiscal year ended June 30, 2016, we reassessed our expectations of IPSG/VFX’s gross profit outcome and revised our estimate of the contingent consideration liability to decrease it to $0 as of June 30, 2016 from the previously recorded balance of $5.8 million as of June 30, 2015. This reduction was adjusted to goodwill in the opening balance sheet.

At June 30, 2015, a portion of our contingent consideration is associated with an earn-out related to the acquisition of STC. We used a discounted cash flow approach (a form of the income approach) in determining the fair value of the contingent consideration. The principal inputs to the approach included our expectations of STC’s calendar year 2015 revenue and a discount rate that began with our weighted average cost of capital and adjusted for the risks associated with the underlying STC calendar year 2015 revenue, the functional form of the payout and our credit risk associated with making the payment. During the fiscal year ended June 30, 2016, we recorded approximately $1.1 million of interest accretion to increase this liability. We finalized our calculation during the fiscal year ended June 30, 2016, and paid the $23.3 million contingent consideration liability.  We recorded a decrease of $3.1 million to our estimated contingent consideration liability within SG&A in our Consolidated Statement of Income during the fiscal year ended June 30, 2016.

At June 30, 2015, a portion of our contingent consideration is associated with an earn-out related to our acquisition of certain assets and liabilities of yurbuds. We used a discounted cash flow approach (a form of the income approach) in determining the fair value of the contingent consideration. The principal inputs to the approach included our expectations of yurbuds’ gross profit through June 30, 2017 and a discount rate that began with our weighted average cost of capital and adjusted for the risks associated with the underlying yurbuds gross profit outcome, the functional form of the payout and our credit risk associated with making the payment. During the fiscal year ended June 30, 2016, we reached an agreement to settle our obligation for this contingent consideration liability and paid $3.5 million.  From the previously recorded balance of $6.8 million as of June 30, 2015, we recorded a $3.3 million decrease to this contingent consideration liability which was recorded within SG&A in our Consolidated Statement of Income for fiscal year ended June 30, 2016.

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

			Total Losses for the Year Ended, June 30,
Description of Assets	June 30, 2016	June 30, 2015	2016	2015	2014
Equity method investments	$1,175	$2,871	$-	$-	$-
Goodwill	1,510,279	1,287,180	-	-	-
Long-lived assets	1,069,574	1,222,088	(2,003)	(2,323)	(687)
Total	$2,581,028	$2,512,139	$(2,003)	$(2,323)	$(687)

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

Note 12—Leases

At June 30, 2016, we are obligated for the following minimum lease commitments under terms of our operating lease agreements:

Operating Leases
2017	$60,068
2018	49,277
2019	54,805
2020	43,495
2021	38,161
Thereafter	176,086
Total minimum lease payments	$421,892

Operating lease expense was $80.4 million, $54.0 million and $51.2 million for each of the fiscal years ended June 30, 2016, 2015 and 2014, respectively.

Note 13—Income Taxes

Income before income taxes for the fiscal years ended June 30, 2016, 2015 and 2014 were as follows:

	Year Ended June 30,
	2016	2015	2014
Domestic income	$285,252	$172,348	$129,653
Foreign income	245,256	273,933	177,742
Income before income taxes	$530,508	$446,281	$307,395

Income tax expense (benefit), net for the fiscal years ended June 30, 2016, 2015 and 2014 consisted of the following:

	Year Ended June 30,
	2016	2015	2014
Current:
Federal	$82,445	$17,108	$13,927
State	4,450	2,762	2,703
Foreign	64,696	51,325	24,940
Current income tax expense, net	$151,591	$71,195	$41,570
Deferred:
Federal	37,772	33,940	36,371
State	(75)	(1,107)	1,581
Foreign	(21,231)	(759)	(6,912)
Deferred income tax expense, net	$16,466	$32,074	$31,040
Income tax expense, net	$168,057	$103,269	$72,610

Cash paid for Federal, state and foreign income taxes were $98.1 million, $31.8 million and $28.0 million during the fiscal years ended June 30, 2016, 2015 and 2014, respectively.

The tax provisions and analysis of effective income tax rates for the fiscal years ended June 30, 2016, 2015 and 2014 consisted of the following:

	Year Ended June 30,
	2016	2015	2014 (1)
Provision for Federal income taxes before credits at statutory rate	$185,678	$156,199	$107,588
State income taxes	4,376	1,655	4,284
Difference between Federal statutory rate and foreign effective rate	(33,420)	(34,940)	(28,610)
Foreign exchange (losses) gains	(61)	(6,665)	2,097
Foreign income (loss) included in U.S. taxable income	25,409	(11,561)	3,683
Non-deductible expenses and other taxable permanent differences	10,085	9,899	7,214
Non-taxable income and other deductible permanent differences	(20,570)	(25,130)	(24,912)
Tax benefit from U.S. production activities	(832)	(792)	(3,263)
Change in valuation allowance	(398)	16,777	(1,263)
Change in uncertain tax positions	5,003	11,420	9,189
Difference between Federal and financial tax accounting for equity compensation	2,310	(486)	(794)
Federal income credits	(15,448)	(3,958)	(5,053)
Other	5,925	(9,149)	2,450
Income tax expense, net	$168,057	$103,269	$72,610

(1)

The presentation of fiscal year 2014 effective rate analysis has been revised to segregate out from the effect of foreign rate category other permanent items and present them in a manner consistent with our domestic disclosure.

Deferred taxes are recorded based upon differences between the financial statement basis and tax basis of assets and liabilities and available tax loss and credit carryforwards. At June 30, 2016 and 2015, deferred taxes consisted of the following:

	June 30,
Assets/(Liabilities)	2016	2015
Federal and state tax credits	$22,140	$51,377
Deferred interest and loss carryforwards	152,579	148,258
Inventory costing differences	16,488	15,784
Capitalized research and development	73,025	75,416
Amortization of share-based compensation	21,610	15,485
Pension liability and other	58,748	51,324
Fixed assets	3,612	-
Reserves and other	69,501	81,375
Deferred tax assets, gross	417,703	439,019
Less valuation allowance	(130,863)	(138,173)
Deferred tax assets, net of valuation allowance	286,840	300,846
Fixed assets	-	(270)
Intangible assets	(143,370)	(192,296)
Derivatives	(35,415)	(53,874)
Deferred tax liability, gross	(178,785)	(246,440)
Net deferred tax asset	$108,055	$54,406

The above amounts are classified as long-term in the Consolidated Balance Sheets in accordance with the asset or liability to which they relate. A net non-current deferred tax liability of $32.1 million and $45.6 million is recorded in Other non-current liabilities in the Consolidated Balance Sheets at June 30, 2016 and 2015, respectively.

The deferred tax assets for the respective periods were assessed for recoverability and, where applicable, a valuation allowance was recorded to reduce the total deferred tax asset to an amount that will, more likely than not, be realized in the future. The net total valuation allowance for the fiscal year ended June 30, 2016 was $130.9 million. At June 30, 2016, the valuation allowance is comprised of $16.0 million recorded against deferred tax assets for foreign deferred interest; $8.1 million recorded against state deferred tax assets and $103.8 million recorded against foreign loss and credit carryforwards and $3.0 million recorded against other foreign deferred tax assets. At June 30, 2015, the valuation allowance is comprised of $16.0 million recorded against deferred tax assets for foreign deferred interest; $24.8 million recorded against Federal loss carryforwards, $7.3 million against state deferred tax assets and $90.1 million recorded against foreign loss carryforwards.

During fiscal year ended June 30, 2016 there was a net decrease of $7.3 million in the total valuation allowance. The decrease is comprised of $6.2 million primarily related to purchase accounting and $0.4 million related to a cumulative translation adjustment within other comprehensive income and are recorded in the Consolidated Balance Sheets, respectively, and a $0.7 million benefit non-cash tax charge recorded in the Consolidated Statements of Income. We have reflected this non-cash tax benefit in the tax provision which has increased net income for the fiscal year ended June 30, 2016. If future operating and business conditions were to differ significantly, we would reassess our ability to realize the net deferred tax assets. If it were to become more likely than not that we would not be able to realize the deferred tax assets, then all or a portion of the valuation allowance may need to be re-established, which would result in a charge to income tax expense.

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

As of June 30, 2016, the deferred tax assets for tax credit carryforwards are comprised of alternative minimum tax credits of $7.3 million, $3.9 million with an expiration period between 2020 and 2023 and $3.4 million with no expiration; and U.S. Federal and state research and experimentation credits in the amount of $7.8 million and $24.5 million, respectively. The U.S. Federal research and experimentation credits expire between 2030 through 2036. Of the state research and experimentation credits, $8.2 million expire between 2017 through 2031 and $16.3 million have no expiration period.

As of June 30, 2016 deferred interest and loss carryforwards are comprised of foreign deferred interest carryforwards of $178.1 million with no expiration period; foreign net operating loss carryforwards of $22.0 million with an expiration period between 2016 through 2025; foreign net operating loss carryforwards of $346.2 million with no expiration period, and U.S. Federal and state net operating loss carryforwards of $34.3 million with an expiration period of 2022 through 2034.

As of June 30, 2016, we have approximately $1.6 billion of unremitted foreign earnings and other outside basis differences. U.S. deferred taxes have not been provided on all of outside basis differences because they are intended to be permanently reinvested. Such differences would be subject to U.S. taxation if repatriated to the U.S or transferred in a taxable transaction. The determination of the amount of unrecognized deferred tax liability associated with the permanently reinvested outside basis differences are not practicable.

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

Changes in the total amount of gross unrecognized tax benefits, including penalties, are as follows:

	2016	2015
Balance, beginning of year	$58,489	$44,209
Increases based on tax positions related to the current year	1,510	4,873
Decreases based on tax positions related to the current year	-	(817)
Increases identified during the current year related to prior years	9,410	10,520
Decreases identified during the current year related to prior years	(1,194)	(4,130)
Decreases related to settlement with taxing authorities	(3,329)	(45)
Reductions to unrecognized benefits as a result of a lapse of the applicable statute of limitations	-	(14)
Increases related to preacquisition positions in purchase accounting	-	6,040
Foreign currency translation	381	(2,147)
Balance, end of year	$65,267	$58,489

The unrecognized tax benefits at June 30, 2016 are permanent in nature and, if recognized, would reduce our effective tax rate. We periodically reevaluate the recognition and measurement threshold of our uncertain tax positions based on new or additional evidence such as tax authority administrative pronouncements, rulings and court decisions. The ultimate settlement however, may be materially different from the amount accrued. Our significant jurisdictions are Germany, Brazil, Austria and the U.S.  The examination by the German revenue authorities for fiscal years 2005 through 2010 was recently closed, with one issue remaining in dispute; we have filed a formal appeal for this issue and will proceed to the fiscal authority and court. The tax year currently under examination by the Brazilian tax authorities is fiscal year 2010. Austria is not under examination for any tax year. The tax years currently under examination by the United States Internal Revenue Service (“IRS”) are fiscal years 2006 to 2008 and 2012 to 2015 for Harman International Industries, Inc. and fiscal years 2010 to 2012 for Symphony Teleca Corporation. Fiscal years 2006 to 2008 and 2012 to 2013 for Harman International Industries, Inc. are currently in the appeals process and are awaiting resolution.

During fiscal year 2016, an outstanding transfer pricing issue from fiscal year 2006 was settled through a mutual agreement procedure among the U.S. and Germany. The Harman International Industries, Inc. audit for fiscal years 2015 and 2014 are underway and we do not expect the audit to be closed for at least 18 months.  The Symphony Teleca Corporation audit for fiscal years 2010 to 2012 resulted in the IRS issuing a 30 day letter and the Company filing a protest letter in June 2016.  Although the final resolution of the proposed adjustments is uncertain, we believe that the ultimate disposition of these matters will not have a material adverse effect on our Consolidated Balance Sheets, Consolidated Statements of Income or our Consolidated Statements of Cash Flow. While we expect the amount of unrecognized tax benefits to change, we are unable to quantify the change at this time.

Of our unrecognized tax benefits, $48.2 million is included in Other non-current liabilities in our Consolidated Balance Sheets, $0.2 million has reduced Other current assets in our Consolidated Balance Sheet and $16.9 million has reduced our Deferred tax assets, net, in our Consolidated Balance Sheet at June 30, 2016. Of the amounts included in our deferred tax assets, net, $9.2 million and $7.7 million would reduce our federal tax credits, and deferred interest and loss carryovers, respectively.

We recognize interest related to unrecognized tax benefits in Income tax expense, net in our Consolidated Statements of Income. As of June 30, 2016, the amount accrued and recorded in our Consolidated Balance Sheet for interest is $2.9 million.

Note 14—Shareholders’ Equity and Share-Based Compensation

Preferred Stock

As of June 30, 2016 and 2015, we had no shares of preferred stock outstanding. We are authorized to issue 5 million shares of preferred stock, $0.01 par value.

Common Stock

We have 200 million authorized shares of common stock, $0.01 par value. At June 30, 2016 and 2015, we had 101,157,320 and 100,699,641 shares issued; 31,112,246 and 29,480,498 shares in treasury stock and 70,045,074 and 71,219,143 shares outstanding (net of treasury stock), respectively.

Share Buyback Program

On October 28, 2014, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock over a three year period (the “2014 Buyback Program”). The 2014 Buyback Program allows us to purchase shares of our common stock in accordance with applicable securities laws on the open market or through privately negotiated transactions during the authorized three year period. The 2014 Buyback Program may be suspended or discontinued at any time. We will determine the timing and the amount of any repurchases based on an evaluation of market conditions, share price, other growth opportunities and other factors. We have and may repurchase shares on the open market or, from time to time, through repurchase plans with one or more external brokers that provide a structure for execution of share repurchases under the 2014 Buyback Program. During the fiscal year ended June 30, 2016, we repurchased 1,631,748 shares at a cost of $140.0 million for a total cumulative buyback of 1,631,748 shares at a cost of $140.0 million under the 2014 Buyback Program. There were no share repurchases during the fiscal year ended June 30, 2015.

On October 26, 2011, our Board of Directors authorized the repurchase of up to $200.0 million of our common stock (the “2012 Buyback Program”), which expired on October 25, 2013. On June 26, 2013, our Board of Directors authorized the repurchase of up to an additional $200 million of our common stock (the “2013 Buyback Program”) which expired on June 26, 2014. During the fiscal year ended June 30, 2014, we repurchased 1,327,693 shares at a cost of $90.8 million for a total cumulative buyback of 4,719,968 shares at a cost of $220.1 million under the 2012 Buyback Program and the 2013 Buyback Program. The 2012 Buyback Program and the 2013 Buyback Program have expired and therefore no additional shares may be repurchased under such programs.

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

Share-Based Compensation

On June 30, 2016 we had one share-based plan with shares available for future grants, the 2012 Plan, which is described below. The compensation expense for share-based compensation was $44.5 million, $34.7 million and $28.6 million for the fiscal years ended June 30, 2016, 2015 and 2014, respectively. The total income tax benefit recognized in our Consolidated Statements of Income for share-based compensation arrangements was $12.1 million, $8.5 million and $6.6 million for the fiscal years ended June 30, 2016,

2015 and 2014, respectively. Share-based compensation expense was higher for the fiscal year ended June 30, 2016 compared to the prior fiscal year due to an increase in expense related to time-vested restricted stock unit awards due to a change from cliff vesting to ratable vesting for awards granted in the fiscal year ended June 30, 2016, as well as increased grants primarily attributable to growth from acquisitions. For the fiscal year ended June 30, 2015 share-based compensation expense was higher compared to the prior fiscal year due to an increase in expense related to performance awards.

2012 Plan

On December 7, 2011 (the “Effective Date”), our shareholders approved the 2012 Stock Option and Incentive Plan (the “2012 Plan”), which is effective through December 7, 2021. As of the Effective Date, no further grants may be granted under our former plan, the Amended and Restated 2002 Stock Option and Incentive Plan, as amended (the “2002 Plan” and together with the 2012 Plan, the “Plans”). On December 4, 2013, we amended the 2012 Plan to (i) increase the number of shares available under the 2012 Plan for the grant of future awards by 2,869,821 shares to an aggregate amount not to exceed 7,269,821 shares of our common stock and (ii) modified certain share counting provisions related to the definition of a full-value grant from 1.71 to 1.5 (“Full-Value Grant”). On December 9, 2015, we further amended the 2012 Plan to increase the number of shares available under the 2012 Plan for the grant of future awards by 2,000,000 shares to an aggregate amount not to exceed 9,269,821 shares of our common stock. The 2012 Plan provides for two types of awards: (i) a Full-Value Grant under which one award shall reduce the shares available for grant under the 2012 Plan by 1.71 shares if granted prior to December 4, 2013 or 1.5 shares if granted on or after December 4, 2013, and (ii) an option or stock appreciation right grant, under which one award shall reduce the shares available for grant under the 2012 Plan by one share. Shares may be issued as original issuances, treasury shares or a combination of both. Option awards are granted with an exercise price equal to the market price of our common stock on the date of the grant. The option awards generally vest over three to five years of continuous service commencing one year from the date of the grant and expire after ten years. During the fiscal year ended June 30, 2016, 0 options to purchase shares of our common stock, 817,994 stock-settled restricted stock units, 4,923 cash-settled restricted stock units and 1,709 cash-settled stock appreciation rights were granted under the 2012 Plan. As of June 30, 2016, there were 5,067,440 shares available for grant under the 2012 Plan.

2002 Plan

Prior to the Effective Date, we had one share based compensation plan with shares available for grants, the 2002 Plan. Under the 2002 Plan, shares were permitted to be issued as original issuances, treasury shares or a combination of both. Option awards were granted with an exercise price equal to the market price of our common stock on the date of the grant. The option awards granted under the 2002 Plan generally vest over three to five years of continuous service commencing one year from the date of the grant and expire after ten years.

Restricted Stock Units

A grant of restricted stock units involves an agreement by our Company to deliver a specified number of shares of common stock or cash to the participant when the award vests. A participant has no ownership or voting rights associated with the underlying shares of common stock. Our Board of Directors may, at its discretion, authorize the payment of dividend equivalents on the restricted stock units. At June 30, 2016, a total of 1,501,339 restricted stock units were outstanding, all of which were granted under the 2012 Plan.

Stock Appreciation Rights

Stock appreciation rights allow the holders to receive 100 percent of the spread between the option price and the fair market value of the shares on the date of exercise. The performance period will not be less than three years. We granted 1,709, 1,486, and 5,515 stock appreciation rights in fiscal years 2016, 2015 and 2014, respectively, under the 2012 Plan. At June 30, 2016, a total of 10,406 stock appreciation rights were outstanding.

Fair Value Determination

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions noted in the following table. There were no options granted during the fiscal year ended June 30, 2016.

	Year Ended June 30,
	2015	2014
Expected volatility	31.6—39.3%	32.7—55.4%
Weighted-average volatility	35.9%	45.8%
Expected annual dividend	$1.32	$1.20
Expected term (in years)	2.12—4.46	2.05—4.66
Risk-free rate	0.4—1.4%	0.3—1.8%

Groups of option holders (directors, executives and non-executives) that have similar historical behavior are considered separately for valuation purposes. Expected volatilities are based on historical closing prices of our common stock over the expected option term.

We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived using the option valuation model and represents the estimated period of time from the date of grant that the option is expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected annual dividend was applicable for grants in fiscal years 2016, 2015, and 2014, as dividends were declared in all quarters of fiscal years 2016, 2015 and 2014.

Stock Option Activity

A summary of option activity under our Plans as of and for the fiscal year ended June 30, 2016 is presented below:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2015	837,398	70.40	5.62	$40,864
Granted	0	0
Exercised	(137,557)	52.60
Forfeited or expired	(32,262)	86.27
Outstanding at June 30, 2016	667,579	73.30	4.57	$(8,044)
Exercisable at June 30, 2016	557,503	74.46	4.05	$7,435

The weighted-average grant-date fair value of options granted during the fiscal years ended June 30, 2016, 2015 and 2014 was $0, $29.76 and $20.80, respectively. The total intrinsic value of options exercised during the fiscal years ended June 30, 2016, 2015 and 2014 was $6.4 million, $31.0 million and $33.7 million, respectively.

Modification of Certain Stock Option Awards

Prior to fiscal year 2011, certain of the award agreements under the 2002 Plan stated that vested options not exercised were forfeited upon termination of employment for any reason other than death or disability. However, such award agreements provided that the Compensation and Option Committee of our Board of Directors (the “Compensation and Option Committee”) could extend the time period to exercise vested options 90 days beyond the employment termination date for certain employees. During each of the fiscal years ended June 30, 2016, 2015 and 2014, the Compensation and Option Committee used this authority. This action represented a modification of the terms or conditions of an equity award and therefore was accounted for as an exchange of the original award for a new award. Incremental share-based compensation cost for the excess of the fair value of the new award over the fair value of the original award was immaterial.

Restricted Stock Units

In the fiscal year ended June 30, 2016, we granted 175,353 restricted stock units with earnings per share (“EPS”) performance conditions, and 175,353 restricted stock units with market conditions under the 2012 Plan. Additionally, both the restricted stock units with EPS performance conditions and the restricted stock units with market conditions, secondarily vest based on the achievement of a return on invested capital (“ROIC”) performance condition, specifically, the achievement of a certain average ROIC level over fiscal years 2016 through 2018. The restricted stock units with EPS performance conditions cliff vest three years from the date of grant based on the achievement of certain cumulative EPS levels from fiscal years 2016 through 2018. The restricted stock units with market conditions cliff vest three years from the date of grant based on a comparison of our total shareholder return (“TSR”) to the TSR of a selected peer group of publicly listed multinational companies. The grant date fair value of the restricted stock units with market conditions of $12.3 million was calculated using a Monte Carlo simulation model. Compensation expense is recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the applicable targets will be met for the performance conditions, which is reassessed each reporting period.

In the fiscal year ended June 30, 2015, we granted 103,896 restricted stock units with EPS performance conditions, and 103,896 restricted stock units with market conditions under the 2012 Plan. Additionally, both the restricted stock units with EPS performance conditions and the restricted stock units with market conditions, secondarily vest based on the achievement of a ROIC performance condition, specifically, the achievement of a certain average ROIC level over fiscal years 2015 through 2017. The restricted stock units with EPS performance conditions cliff vest three years from the date of grant based on the achievement of certain cumulative EPS levels from fiscal years 2015 through 2017. The restricted stock units with market conditions cliff vest three years from the date of grant based on a comparison of our TSR to the TSR of a selected peer group of publicly listed multinational companies. The grant date fair value of the restricted stock units with market conditions of $7.8 million was calculated using a Monte Carlo simulation model. Compensation expense is recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the applicable targets will be met for the performance conditions, which is reassessed each reporting period.

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

We granted 97,733 restricted stock units with EPS performance conditions, 97,733 restricted stock units with ROIC performance conditions and 97,733 restricted stock units with market conditions, in the fiscal year ended June 30, 2013, under the 2012 Plan. These restricted stock units cliff-vested in September 2015. Compensation expense, for both the restricted stock units with performance conditions and the restricted stock units with market conditions, was recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the applicable targets would be met, for awards with performance conditions. Approximately 53.4 percent of the restricted stock units with EPS performance conditions vested, 100 percent of the restricted stock units with ROIC performance conditions vested and 100 percent of the restricted stock units with market conditions vested based on the actual attainment of certain targets.

In the fiscal years ended June 30, 2016, 2015 and 2014, we also granted 18,323, 218,439, and 183,343 time-vested restricted stock units, respectively, without performance or market conditions, that cliff-vest three years from the date of grant, 388,519, 2,868 and 14,540 time-vested restricted stock units, respectively, without performance or market conditions that vest ratably over the three-year vesting period, and 14,424, 10,730 and 0 time-vested restricted stock units, respectively, without performance or market conditions, that cliff-vest one year from the date of grant, 11,442, 0 and 0 time-vested restricted stock units, respectively, without performance or market conditions that cliff-vest two years from the date of grant and 34,580, 0 and 0 time-vested restricted stock units, respectively, without performance or market conditions that vest 20% on the first anniversary, 20% on the second anniversary and 60% on the third anniversary from the date of grant, under the 2012 Plan.

In connection with our acquisition of Redbend during the fiscal year ended 2015, certain Redbend stock options were cancelled and exchanged for 76,563 time-vested restricted stock units under the 2012 Plan. Of this amount, 58,137 restricted stock units vested immediately upon grant at the closing of the acquisition. The remaining 18,426 time-vested restricted stock units vest in accordance with the original vesting schedule as set forth in the Redbend stock option agreement under which they were granted. These time-vested restricted stock units vest either: (i) every three months over a four-year period or (ii) 25 percent in the first year and every three months thereafter, for the remaining three-year term of the award. Refer to Note 2 – Acquisitions for more information.

In the fiscal years ended June 30, 2016, 2015 and 2014, we granted 4,923, 856 and 613 cash-settled restricted stock units, respectively, under the 2012 Plan. These restricted stock units are accounted for as liability awards and are recorded at the fair value at the end of the reporting period in accordance with their vesting schedules. During the fiscal year ended June 30, 2016, 869 of these restricted stock units were settled. At June 30, 2016, 2015 and 2014, 6,392, 2,338 and 2,632 cash-settled restricted stock units were outstanding, respectively.

A summary of equity classified restricted stock unit activity as of and for the fiscal year ended June 30, 2016 is presented below:

Restricted Stock Units
Non-vested at June 30, 2015	1,293,034
Granted	817,994
Vested	(443,012)
Forfeited	(173,069)
Non-vested at June 30, 2016	1,494,947

At June 30, 2016 the aggregate intrinsic value of equity classified restricted stock units was $107.4 million. As of June 30, 2016, there was $72.9 million of total unrecognized compensation cost related to equity classified restricted stock unit compensation arrangements. The weighted average recognition period was 1.5 years.

Stock Appreciation Rights

A summary of cash-settled stock appreciation rights as of and for the fiscal year ended June 30, 2016 is presented below:

Shares
Non-vested at June 30, 2015	6,794
Granted	1,709
Vested	(4,161)
Forfeited	-
Non-vested at June 30, 2016	4,342
Exercisable	6,064

These stock appreciation rights are accounted for as liability awards and are recorded at the fair value at the end of the reporting period in accordance with their vesting schedules. The fair value is calculated using the Black-Scholes option valuation model using assumptions consistent with our stock options.

Note 15—Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of the following:

	Year Ended June 30,
	2016		2015		2014
	Pre-Tax	Net of Tax	Pre-Tax	Net of Tax	Pre-Tax	Net of Tax
Foreign currency translation (losses) gains	$(26,960)	$(26,960)	$(191,212)	$(191,212)	$44,881	$44,881
Changes in hedging derivatives:
Reclassifications from AOCI into income (effective portion)(1)	(90,109)	(68,259)	(51,720)	(39,016)	8,980	6,726
Reclassifications from AOCI into income (effective portion)(2)	305	231	(245)	(185)	398	298
Reclassifications from AOCI into income (effective portion)(3)	(153)	(116)	-	-	-	-
Reclassifications from AOCI into income (effective portion)(4)	21	16	-	-	-	-
Gains (losses) recognized in AOCI (effective portion)	28,972	21,947	271,153	204,549	(37,679)	(28,220)
Other losses	(1,785)	(1,355)	(993)	(749)	(69)	(52)
Unrealized (losses) gains on hedging derivatives	(62,749)	(47,536)	218,195	164,599	(28,370)	(21,248)
Pension liability adjustment:
Amortization of prior service cost(5)	968	690	975	535	1,001	760
Amortization of net loss(5)	4,874	3,476	3,767	2,068	3,038	2,305
Expected return on plan assets(5)	(122)	(87)	(255)	(140)	(259)	(197)
Actuarial loss(5)	(28,199)	(20,111)	(14,866)	(8,162)	(10,876)	(8,253)
Other gains (losses)(6)	2,775	1,981	6,996	3,841	(570)	(432)
Pension liability adjustment	(19,704)	(14,051)	(3,383)	(1,858)	(7,666)	(5,817)
Unrealized (losses) gains on available-for-sale securities	(200)	(128)	167	106	287	183
Other comprehensive (loss) income	$(109,613)	$(88,675)	$23,767	$(28,365)	$9,132	$17,999
Other comprehensive (loss) income attributable to Harman International Industries, Incorporated	$(109,613)	$(88,675)	$23,767	$(28,365)	$9,132	$17,999

(1)	Reclassified to Cost of sales in our Consolidated Statements of Income. Refer to Note 10—Derivatives for more information.
(2)	Reclassified to SG&A in our Consolidated Statements of Income. Refer to Note 10—Derivatives for more information.
(3)	Reclassified to Foreign exchange (losses) gains, net in our Consolidated Statements of Income. Refer to Note 10—Derivatives for more information.
(4)	Reclassified to Interest expense, net in our Consolidated Statements of Income. Refer to Note 10—Derivatives for more information.
(5)	Reclassified to SG&A in our Consolidated Statements of Income. Refer to Note 17—Retirement Benefits for more information.
(6)	Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits included in AOCI.

AOCI: At June 30, 2016 and 2015, AOCI consisted of the following:

	June 30,
Income/(Loss):	2016	2015
Cumulative translation adjustment	$(122,018)	$(95,058)
Pension liability adjustment	(58,445)	(44,394)
Unrealized gains on hedging derivatives	102,844	150,380
Unrealized gains on available-for-sale securities	378	506
Total AOCI	$(77,241)	$11,434

At June 30, 2016 we had approximately $8.9 million and $45.6 million of investments included in Other current assets and Non-current assets, respectively, in our Consolidated Balance Sheets that have been classified as available-for-sale securities. At June 30, 2015, we had approximately $2.7 million and $52.2 million of investments included in Other current assets and Non-current assets, respectively, in our Consolidated Balance Sheets that have been classified as available-for-sale securities. These securities are recorded at fair value with realized gains and losses recorded in income and unrealized gains and losses recorded in AOCI, net of taxes.

Note 16—Restructuring

Our restructuring program that is designed to improve our global footprint, cost structure, technology portfolio, human resources and internal processes continues. During fiscal years 2016, 2015 and 2014, we continued to refine existing programs and launched significant new programs focused on achieving further productivity improvements to: (i) optimize certain research and development, supply chain and administrative functions; (ii) outsource certain manufacturing capabilities; (iii) divest or sublease facilities no longer needed to support current operations; and (iv) relocate certain functions to best cost countries.

A summary and components of our restructuring initiatives are presented below and include accruals for new programs as well as revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Severance Related Costs(1)	Third Party Contractor Termination Costs	Facility Closure and Other Related Costs	Asset Impairments(2)	Total
Liability, June 30, 2013	$23,563	$1,014	$33,848	$-	$58,425
Expense(3)	65,870	5,793	5,581	6,959	84,203
Accumulated depreciation offset	-	-	-	(6,959)	(6,959)
Payments	(36,699)	(6,856)	(10,522)	-	(54,077)
Foreign currency translation	1,423	49	1,355	-	2,827
Liability, June 30, 2014	$54,157	$-	$30,262	$-	$84,419
Expense(3)	39,158	2,097	1,717	8,966	51,938
Accumulated depreciation offset	-	-	-	(8,966)	(8,966)
Reclassified liabilities(1)	553	-	-	-	553
Payments	(22,293)	(2,096)	(24,950)	-	(49,339)
Foreign currency translation	(10,786)	(1)	(2,439)	-	(13,226)
Liability, June 30, 2015	$60,789	$-	$4,590	$-	$65,379
Expense(3)	9,873	754	3,882	10,350	24,859
Accumulated depreciation offset	-	-	-	(10,350)	(10,350)
Payments	(52,310)	(338)	(2,787)	-	(55,435)
Foreign currency translation	(284)	19	6	-	(259)
Liability, June 30, 2016	$18,068	$435	$5,691	$-	$24,194

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

(3)

Restructuring expenses noted above are primarily in SG&A in our Consolidated Statements of Income. Asset impairments, which consist of accelerated depreciation and inventory provisions, are primarily in Cost of sales in our Consolidated Statements of Income.

Restructuring liabilities are recorded in Accrued liabilities and Other non-current liabilities in our Consolidated Balance Sheets.

Restructuring expenses by reporting business segment are presented below:

	Year Ended June 30,
	2016	2015	2014
Connected Car	(3,188)	(540)	47,147
Lifestyle Audio	3,665	32,691	23,645
Professional Solutions	13,287	10,889	6,335
Connected Services	752	-	-
Other	(7)	(68)	117
Total	14,509	42,972	77,244
Asset impairments	10,350	8,966	6,959
Total	24,859	51,938	84,203

Note 17—Retirement Benefits

Plan Descriptions

Retirement savings plan

We provide a Retirement Savings Plan (the “Savings Plan”) for certain employees in the United States. Under the Savings Plan, and subject to certain limitations: (i) employees may contribute up to 50 percent of their pretax compensation; (ii) each business unit will make a safe harbor non-elective contribution in an amount equal to three percent of a participant’s pre-tax compensation; and (iii) each business unit may also make a matching contribution of 50 percent of an employee’s tax-deferred compensation, up to the first six percent of a participant’s pre-tax compensation. Matching contributions vest at a rate of 25 percent for each year of service with the employer, beginning with the second year of service. Expenses related to the Savings Plan for the fiscal years ended June 30, 2016, 2015 and 2014, were $14.6 million, $12.0 million and $9.3 million, respectively.

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

The SERP is an unfunded plan for tax purposes and under the Employee Retirement Income Security Act of 1974 (“ERISA”) all obligations arising under the SERP are payable from our general assets. To assist in the funding of the benefits under the SERP, we maintain assets in an irrevocable trust whereby the use of these assets is restricted to funding our future benefit obligations under the SERP. These assets are not plan assets of the SERP, therefore, in the event of bankruptcy, the assets become unrestricted and the SERP would become a general creditor of our Company. The assets and liabilities, and earnings and expenses, of the irrevocable trust are consolidated in our consolidated financial statements. As of June 30, 2016 and June 30, 2015, there were $92.7 million and $98.4 million, respectively, of total assets included in the irrevocable trust of which $0.1 million and $6.1 million, respectively, consisted of Cash and cash equivalents, $40.8 million and $40.0 million, respectively, consisted of the cash surrender value of life insurance policies and $51.8 million and $52.3 million, respectively, consisted of equity and fixed income mutual funds, which are classified as available-for-sale securities.

During fiscal year 2017, we expect to contribute amounts to the defined benefit pension plans necessary to cover required disbursements. The benefits that we expect to pay in each fiscal year from 2017 to 2021 are $10.4 million, $10.3 million, $9.8 million, $10.3 million and $11.2 million, respectively. The aggregate benefits we expect to pay in the five fiscal years from 2022 to 2026 are $66.6 million.

Plan Assets

For all but one of our Company’s plans, contributions are made from our current operating funds as required in the year of payout. For one foreign plan, with plan assets of $3.1 million, we made annual contributions into a fund managed by a trustee who invests such funds, administers the plan and makes payouts to eligible employees as required. Our primary objective in investing plan assets for this foreign plan is to achieve returns sufficient to meet future benefit obligations with minimal risk and to time the maturities of such investments to meet annual payout needs. Given this, fund assets are invested in a unitized publicly traded fund which invests 100 percent of such investments in government bonds. For purposes of fair value, this investment has been determined to meet the characteristics of a Level 1 investment as quoted prices in an active market exist for these assets. As of June 30, 2016, 100 percent of these assets are invested in this unitized fund. Refer to Note 11—Fair Value Measurements for more information.

For another one of our foreign plans, the plan assets of $0.2 million are invested in two separate insurance contracts. We have made no additional contributions to these contracts nor made any payouts from these contracts to employees.

Summary Plan Results

The following is a reconciliation of the benefit obligations, plan assets and funded status of the plans as well as the amounts recognized in our Consolidated Balance Sheets as of and for the fiscal years ended June 30, 2016 and 2015:

	Year Ended June 30,
	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$200,203	$202,893
Benefit obligation of plans not previously reported(1)	-	6,148
Service cost	5,606	4,285
Interest cost	6,802	6,655
Actuarial loss	28,757	16,236
Settlements, curtailments and other contract benefits	(815)	(5,975)
Plan amendments	-	-
Benefits paid	(9,351)	(8,905)
Foreign currency translation	(1,722)	(21,134)
Benefit obligation at end of year	$229,480	$200,203

	Year Ended June 30,
	2016	2015
Change in plan assets:
Fair value of assets at beginning of year	$3,764	$6,641
Assets related to acquisitions	-	193
Actual return on plan assets	548	761
Employer contributions	10,277	10,415
Benefits paid	(9,351)	(8,905)
Settlement	(1,388)	(4,799)
Foreign currency translation	(564)	(542)
Fair value of assets at end of year	$3,286	$3,764
Reconciliation of funded status:
Funded status	$(226,194)	$(196,439)
Unrecognized prior service cost	2,261	4,332
Unrecognized net loss	83,248	61,460
Accrued pension cost	$(140,685)	$(130,647)
Non-current assets	$-	$-
Accrued liabilities	(10,178)	(9,777)
Other non-current liabilities	(216,016)	(186,662)
AOCI	85,509	65,792
Accrued pension cost	$(140,685)	$(130,647)

(1)	In the prior year, these amounts are associated with certain of our acquisitions made during that fiscal year.

Amounts recognized in AOCI for the fiscal years ended June 30, 2016 and 2015 are presented below:

	Year Ended June 30,
	2016	2015
Amounts recorded in AOCI:
Prior service cost	$2,261	$4,332
Net actuarial loss	83,248	61,460
Total recognized in AOCI, before taxes	85,509	65,792
Income tax benefit	(27,064)	(21,398)
Total recognized in AOCI, net of income taxes	$58,445	$44,394

The estimated amount that will be amortized from AOCI into net periodic benefit cost in fiscal year 2017 is as follows:

Amounts expected to be recognized in net periodic benefit cost
Recognized net actuarial loss	$4,196
Amortization of prior service cost	858
Total	$5,054

A comparison of plans’ assets with plans’ projected benefit and accumulated benefit obligations for plans where obligations exceed plan assets as of June 30, 2016 and 2015 is presented below. There were no plan assets which exceed obligations as of June 30, 2016 and 2015.

	Plans Where Obligations Exceed Plan Assets Year Ended June 30,
	2016	2015
Projected benefit obligation	$229,480	$200,203
Accumulated benefit obligation	212,527	186,206
Fair value of plan assets	3,286	3,764

The components of net periodic benefit costs for the fiscal years ended June 30, 2016, 2015 and 2014 are presented below:

	Year Ended June 30,
	2016	2015	2014
Components of net periodic benefit cost:
Service cost	$5,606	$4,285	$2,507
Interest cost	6,802	6,655	7,201
Expected return on plan assets	(122)	(255)	(259)
Amortization of prior service cost	968	975	1,001
Amortization of net loss	4,874	3,767	3,038
Settlements, curtailments and other contract benefits	3,165	387	1,119
Net periodic benefit cost	$21,293	$15,814	$14,607

Plan Assumptions

The assumptions used to determine our benefit obligations and net periodic pension and other postretirement benefit costs are presented below:

Year Ended June 30,
	2016	2015	2014
Assumptions:
Weighted average rates used to determine benefit obligations at June 30:
Range of discount rates for pension plans	1.3%—8.6%	2.0%—8.3%	1.4%—8.8%
Range of rates of compensation increase for pension plans	2.0%—10.0%	2.0%—10.0%	0.0%—10.0%
Weighted average rates used to determine net periodic benefit cost at June 30:
Range of discount rates for pension plans	2.0%—8.3%	1.4%—8.8%	1.4%—4.4%
Range of rates of compensation increase for pension plans	2.0%—10.0%	2.0%—10.0%	2.0%—4.0%

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

As of June 30, 2016, we changed the method utilized to estimate the service cost and interest cost components of net periodic benefit cost for certain defined benefit pension plans in the US and Germany. Prior to June 30, 2016, we estimated the service cost and interest cost components of net periodic benefit costs using a single weighted average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. Subsequent to June 30, 2016, we will use a spot rate approach for certain defined benefit pension plans in the US and Germany in the estimation of the service cost and interest cost components of net periodic benefit cost by applying the specific spot rates along the yield curve to the relevant projected cash flows, as we believe this approach calculates a better estimate. We consider the spot rate approach a change in estimate and, accordingly, will account for this change prospectively beginning in fiscal year 2017. This change does not affect the measurement of our benefit obligation.

Note 18—Business Segment Data

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

We design and engineer connected products and solutions, including connected car, audio and visual products, enterprise automation solutions and connected services for consumers, automakers, and enterprises worldwide. Our chief operating decision maker evaluates performance and allocates resources based on net sales, operating income and working capital in each of the operating segments which are also our reporting segments.

Connected Car

Our Connected Car segment designs, manufactures and markets connected car systems for vehicle applications to be installed primarily as original equipment by automotive manufacturers. Our scalable connected car platforms deliver enhanced and connected capabilities to the car, including intelligent high-performance navigation with embedded solutions for multimedia, premium entertainment tuners, and on-board and off-board connectivity that addresses a wide range of vehicle categories. Leveraging a software-driven computer platform, we offer an integrated suite of technologies that extends beyond infotainment to encompass telematics, connected safety, and over-the-air update capabilities.  We also offer a comprehensive suite of automotive cyber security solutions through a multi-layer architecture that can protect not only future vehicles, but connected cars on the road today. Global customers for our connected car systems include BMW, Daimler, Fiat Chrysler Automobiles, Ford, Geely, General Motors, Hyundai, Qoros, Subaru, Suzuki, TATA, Toyota/Lexus, Ssangyong, the Volkswagen Group and Yamaha. We also produce an infotainment system for Harley-Davidson touring motorcycles.

Lifestyle Audio

Our Lifestyle Audio segment designs, manufactures and markets car audio systems for vehicle applications to be installed primarily as original equipment by automotive manufacturers, as well as a wide range of consumer audio products including mid-to high-end loudspeaker and electronics, headphones, embedded audio products for consumer electronics and branded portable wireless speakers. We believe that we continue to redefine audio excellence for the home, the car and on-the-go listening. Our Lifestyle Audio products are marketed worldwide under renowned brand names including AKG, Harman/Kardon, Infinity, JBL, JBL Professional, Lexicon, Mark Levinson, JBL Synthesis® and Revel.  We also have rights to use the Bowers & Wilkins®, Bang & Olufsen® and Canton® brand names within the automotive space. Global customers for our premium car audio systems include Aston Martin, BMW, Brilliance, Chang’an, Daimler, Dongfeng, Fiat Chrysler Automobiles, Ford, Geely, General Motors, Great Wall, Hyundai, McLaren, PSA Peugeot Citroën, SAIC, Subaru, Tesla, Toyota/Lexus and the Volkswagen Group. Our car audio products feature innovative technologies such as Clari-FiTM, HALOsonicTM and Quantum Logic Surround™.  Our consumer audio products are sold in mass-market retail stores such as Apple, Best Buy, Target, Media Markt and Fnac, specialty audio stores, Harman stores, through online retailers such as Amazon.com, and directly online at Harmanaudio.com.

Professional Solutions

Our Professional Solutions segment designs, manufactures and markets an extensive range of audio, lighting, video and control, and automation solutions for entertainment and enterprise applications, including live concerts and festivals, stadiums, airports, hotels and resorts, conference centers, educational institutions, command centers and houses of worship. We offer a variety of products, including loudspeakers, amplifiers, digital signal processors, microphones, headphones, mixing consoles, guitar pedals, lighting, video and control, and enterprise automation solutions. Our Professional Solutions audio products are used at important events in prestigious venues, such as the GRAMMY® Awards, the Emmy® Awards, the Super Bowl®, the Oscars®, the MTV® Video Music Awards, the Country Music Awards®  and Yankee Stadium. Our Professional Solutions products are marketed globally under a number of well-established brand names, including AKG, AMX, BSS®, Crown, dbx®, DigiTech®, JBL Professional, Lexicon, Martin, Soundcraft and Studer.

Connected Services

Our Connected Services segment includes the operating results of STC, Redbend, and our automotive services businesses. Our Connected Services segment creates innovative software solutions that integrate design, mobility, cloud and analytics and brings the benefits of the connected world to the automotive, retail, mobile, healthcare, media and consumer electronics markets. Our Connected Services segment offers services and solutions in order to help customers understand and visualize their data so they can make faster and more informed decisions, cloud-enable their businesses, support technical agility and exploit omni-channel strategies. Our Connected Services segment customers include BMW, Daimler, the Volkswagen Group, Jaguar Land Rover, Microsoft, British Telecom and Polycom.

Other

Other includes compensation, benefits and occupancy costs for corporate employees, net of reporting segment allocations, expenses associated with new technology innovation and our corporate brand identity campaign.

The following table presents Net sales, Operating income (loss), Assets, Goodwill, Capital expenditures and Depreciation and amortization by each reporting segment:

	Year Ended June 30,
	2016	2015	2014
Net sales:
Connected Car	$3,101,838	$2,911,166	$2,626,354
Lifestyle Audio	2,137,752	1,812,579	1,576,789
Professional Solutions	1,014,463	1,048,964	853,144
Connected Services	694,307	380,992	291,855
Other	39	1,596	341
Eliminations	(36,723)	-	-
Total	$6,911,676	$6,155,297	$5,348,483
Operating income (loss):
Connected Car	$359,255	$294,121	$159,567
Lifestyle Audio	266,655	196,138	169,416
Professional Solutions	69,775	102,002	114,057
Connected Services	35,293	40,492	36,938
Other	(150,951)	(163,159)	(150,251)
Total	$580,027	$469,594	$329,727
Assets:
Connected Car	$1,931,762	$1,396,618
Lifestyle Audio	1,076,340	1,243,135
Professional Solutions	1,139,989	1,122,209
Connected Services	1,378,976	1,452,962
Other	526,975	650,976
Total	$6,054,042	$5,865,900
Goodwill:
Connected Car	$164,771	$20,749
Lifestyle Audio	147,977	152,350
Professional Solutions	385,609	387,861
Connected Services	811,922	726,220
Other	-	-
Total	$1,510,279	$1,287,180
Capital expenditures:
Connected Car	$94,114	$117,318	$91,472
Lifestyle Audio	51,820	40,669	43,007
Professional Solutions	28,144	21,263	12,532
Connected Services	10,013	7,513	35
Other	14,364	5,735	10,095
Total	$198,455	$192,498	$157,141
Depreciation and amortization:
Connected Car	$79,930	$69,617	$65,449
Lifestyle Audio	57,254	40,601	33,215
Professional Solutions	34,757	34,112	20,866
Connected Services	43,535	16,312	1,828
Other	8,534	8,589	10,970
Total	$224,010	$169,231	$132,328

During fiscal years 2016, 2015 and 2014 we did not record any goodwill impairment charges. Refer to Note 8—Goodwill and Intangible Assets, Net for more information.

The following table presents Net sales and long-lived assets and net assets by geographic area as of and for the years ended June 30, 2016, 2015 and 2014. Net sales are attributable to geographic areas based upon the location of the customer.

	Year Ended June 30,
	2016	2015	2014
Net sales:
U.S.	$2,220,546	$1,930,526	$1,626,814
Germany	1,571,405	1,696,559	1,722,739
Other Europe	1,442,740	1,141,343	969,021
Other	1,676,985	1,386,869	1,029,909
Total	$6,911,676	$6,155,297	$5,348,483
Long-lived assets:
U.S.	$420,338	$642,197
Germany	275,912	134,841
Other Europe	247,590	320,884
Other	125,734	124,166
Total	$1,069,574	$1,222,088
Net Assets
U.S.	$286,537	$159,906
Germany	305,233	580,412
Other Europe	1,361,174	1,167,508
Other	499,529	485,000
Total	$2,452,473	$2,392,826

Note 19—Commitments and Contingencies

At June 30, 2016, we were subject to legal claims and litigation arising in the ordinary course of business, including the matters described below. The outcome of these legal actions cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such actions are either without merit or will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

On April 12, 2012, In re Harman International Industries, Inc. Securities Litigation, civil action no. 1:07-cv-01757 (D.D.C.) was reassigned to Judge Rudolph Contreras.

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

Connect Car Supply Arrangements

We have arrangements with our Connected Car customers to provide products that meet predetermined technical specifications and delivery dates. In the event that we do not satisfy the performance obligations under these arrangements, we may be required to indemnify the customer. We accrue for any loss that we expect to incur under these arrangements when that loss is probable and can be reasonably estimated. For the year ended June 30, 2016, we recognized $2.1 million of gains relating to losses we no longer expect to incur. For the year ended June 30, 2015, we incurred $30.5 million of costs relating to delayed delivery of product to a Connected Car customer. For the year ended June 30, 2014, we recognized a gain of $6.1 million relating to losses that we no longer expect to incur. An inability to meet performance obligations on connected car platforms to be delivered in future periods could adversely affect our results of operations, cash flows and financial condition in future periods.

Note 20—Related Party Transactions

Singularity University

In fiscal year 2015, we joined Singularity University’s Innovation Partnership Program, which is an innovation ecosystem for Fortune 500 companies to collaborate in the areas of technology, entrepreneurship, innovation and business strategy. In fiscal year 2015, we also purchased a Corporate Labs Membership from Singularity University (“Singularity”), providing our company with access to educational programs, facilities and network connections. Payments to Singularity in fiscal years 2016 and 2015 totaled, in the aggregate, approximately $415,000 and $575,000, respectively. Robert Nail, who was appointed as a member of our Board of Directors on September 15, 2015, is an Associate Founder and the Chief Executive Officer of Singularity. He owns approximately 5.6 percent of the outstanding equity of Singularity.

Note 21—Significant Customers

Presented below are the percentages of net sales to and net accounts receivable due from customers who represent ten percent or more of our net sales or net accounts receivable as follows:

	Net Sales			Accounts Receivable, Net
	Year Ended June 30,			June 30,
	2016	2015	2014	2016	2015
BMW	13%	15%	16%	9%	9%
Fiat Chrysler Automobiles	15%	14%	13%	17%	14%
The Volkswagen Group	12%	11%	12%	8%	7%
Other customers	60%	60%	59%	66%	70%
Total	100%	100%	100%	100%	100%

Note 22—Quarterly Summary of Operations (unaudited)

The following is a summary of operations by quarter for fiscal years 2016, 2015 and 2014:

	Three Months Ended
	September 30	December 31	March 31	June 30		Total
Fiscal Year 2016
Net sales	$1,630,888	$1,772,157	$1,628,082	$1,880,549		$6,911,676
Gross profit	487,398	545,092	492,867	567,734		2,093,091
Net income	87,517	113,187	88,819	72,928	(1)	362,451
Net income (loss) attributable to non-controlling interest	418	289	(5)	15		717
Net income attributable to Harman International Industries Incorporated	87,099	112,898	88,824	72,913		361,734
Earnings per share:
Basic	1.21	1.57	1.23	1.02		5.03
Diluted	1.20	1.55	1.22	1.01		4.99
Fiscal Year 2015
Net sales	$1,428,922	$1,583,549	$1,464,193	$1,678,633		$6,155,297
Gross profit	414,632	493,166	418,130	491,176		1,817,104
Net income	82,934	116,164	70,249	73,642		342,989
Net (loss) income attributable to non-controlling interest	(39)	(71)	(46)	465		309
Net income attributable to Harman International Industries Incorporated	82,973	116,235	70,295	73,177		342,680
Earnings per share:
Basic	1.20	1.67	1.00	1.02		4.89
Diluted	1.18	1.65	0.99	1.01		4.84
Fiscal Year 2014
Net sales	$1,171,805	$1,328,024	$1,404,235	$1,444,419		$5,348,483
Gross profit	321,649	379,450	364,773	390,795		1,456,667
Net income	46,452	71,629	73,385	43,113		234,579
Net loss attributable to non-controlling interest	0	0	0	(113)		(113)
Net income attributable to Harman International Industries Incorporated	46,452	71,629	73,385	43,226		234,692
Earnings per share:
Basic	0.67	1.04	1.06	0.63		3.40
Diluted	0.66	1.03	1.05	0.62		3.36

(1)

Includes $27.9 million of income tax expense related to U.S. tax from deemed income on foreign earnings of which $18.3 million relates to fiscal years 2014 and 2015. Refer to Note 13-Income Taxes for more information.

Note 23—Subsequent Events

Dividend

On August 4, 2016, we declared a cash dividend of $0.35 per share for the quarter ended June 30, 2016. The quarterly dividend will be paid on August 29, 2016 to each stockholder of record as of the close of business on August 15, 2016.

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

Interpretive guidance issued by the SEC staff permits the exclusion of an evaluation of the effectiveness of a registrant’s disclosure controls and procedures as they relate to the internal control over financial reporting for acquired businesses during the first year following such acquisition. As discussed in Note 2 - Acquisitions in the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K, during the fiscal year ended June 30, 2016, we completed the acquisition of TowerSec Ltd. (the “Acquired Business”). The Acquired Business had total assets representing one percent of consolidated assets, and total revenues representing less than one percent of consolidated revenues included in our consolidated financial statements as of and for the fiscal year ended June 30, 2016. Management’s evaluation and conclusion as to the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K excludes any evaluation of the internal control over financial reporting of the Acquired Business.

Changes in Internal Control Over Financial Reporting.

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued its updated Internal Control – Integrated Framework (the “2013 Framework”) and related illustrative documents. The original COSO Framework was published in 1992 and was recognized as the leading guidance for designing, implementing and conducting internal controls over external financial reporting and assessing its effectiveness. The 2013 Framework is expected to help organizations design and implement internal control in light of many changes in business and operating environments since the issuance of the original Framework, broaden the application of internal control in addressing operations and reporting objectives, and clarify the requirements for determining what constitutes effective internal control. We adopted the 2013 Framework during fiscal year 2016, which did not have a significant impact on the Company.

As a result of the acquisition of the Acquired Business, we have begun to integrate certain business processes and systems of the Acquired Business.

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

The information required by Item 10 of Part III is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 11.	Executive Compensation.

The information required by Item 11 of Part III is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Part III is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Part III is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.

The information required by Item 14 of Part III is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders.

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

10.2	Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive Plan. (Filed as Appendix A to the 2008 Proxy Statement and hereby incorporated by reference).**
10.3

Amendment No. 1 to the Amended and Restated 2002 Stock Option and Incentive Plan. (Filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 and hereby incorporated by reference).**

10.4

Form of Nonqualified Stock Option Agreement for Non-Officer Directors under the Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan. (Filed as Exhibit 10.11 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and hereby incorporated by reference).**

10.5

Form of Incentive Stock Option Agreement for Officers and Key Employees under the Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan. (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 22, 2005 and hereby incorporated by reference).**

10.6

Form of Nonqualified Stock Option Agreement for Officers and Key Employees under the Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan. (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 22, 2005 and hereby incorporated by reference).**

10.7

Form of Restricted Stock Agreement for Officers and Key Employees under the Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan. (Filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on August 22, 2005 and hereby incorporated by reference).**

10.8

Form of Nonqualified Stock Option Agreement, related to the Stock Option Award, between Harman International Industries, Incorporated and Dinesh Paliwal. (Filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on May 9, 2007 and hereby incorporated by reference).**

10.9

Form of Restricted Share Unit Agreement, related to the Restricted Share Unit Award, between Harman International Industries, Incorporated and Dinesh Paliwal. (Filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on December 4, 2007 and hereby incorporated by reference).**

10.10

Form of Performance Based Restricted Share Unit Agreement for Officers and Key Employees under the Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive Plan. (Filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference).**

10.11

Form of Restricted Share Unit Agreement for Officers and Key Employees under the Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive Plan. (Filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference).**

10.12

Form of Restricted Share Unit Agreement for Non-Officer Directors under the Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive Plan. (Filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference).**

10.13

Form of Restricted Share Unit Agreement, related to Dinesh Paliwal’s annual equity awards, under the Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive Plan. (Filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference).**

10.14

Form of Nonqualified Stock Option Agreement, related to Dinesh Paliwal’s annual equity awards, under the Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive Plan. (Filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference).**

10.15

Restricted Share Unit Agreement between Harman International Industries, Incorporated and Dinesh Paliwal, related to a January 2008 award. (Filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference).**

10.16

Restricted Share Unit Agreement between Harman International Industries, Incorporated and Dinesh Paliwal, related to a September 2008 award under the Harman International Industries, Incorporated Amended and Restated 2002 Stock Option and Incentive Plan. (Filed as Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference).**

10.17

Time-Based Restricted Share Unit Agreement between Harman International Industries, Incorporated and Dinesh Paliwal, related to a September 2009 award under the Amended and Restated Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan. (Filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the Commission on September 1, 2009 and hereby incorporated by reference).**

10.18

Performance-Based Restricted Share Unit Agreement between Harman International Industries, Incorporated and Dinesh Paliwal, related to a September 2009 award under the Amended and Restated Harman International Industries, Incorporated 2002 Stock Option and Incentive Plan. (Filed as Exhibit 10.6 to the Current Report on Form 8-K filed with the Commission on September 1, 2009 and hereby incorporated by reference).**

10.19

Harman International Industries, Incorporated Management Incentive Compensation Plan. (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on December 21, 2007 and hereby incorporated by reference).**

10.20

Harman International Industries, Incorporated Supplemental Executive Retirement Plan, as amended and restated as of October 1, 1999. (Filed as Exhibit 10.27 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and hereby incorporated by reference).**

10.21

Amendment No. 1 to the Harman International Industries, Incorporated Supplemental Executive Retirement Plan, dated September 24, 2002. (Filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 and hereby incorporated by reference).**

10.22

Form of Benefit Agreement under the Supplemental Executive Retirement Plan. (Filed as Exhibit 10.14 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and hereby incorporated by reference).**

10.23

Harman International Industries, Inc. Deferred Compensation Plan, effective June 1, 1997. (Filed as Exhibit 4 to the Registration Statement on Form S-8 filed with the Commission on June 9, 1997, and hereby incorporated by reference).**

10.24

Amendment No. 1 to the Harman International Industries, Inc. Deferred Compensation Plan dated October 1, 1999. (Filed as Exhibit 10.46 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and hereby incorporated by reference).**

10.25

Amendment No. 2 to the Harman International Industries, Inc. Deferred Compensation Plan, effective December 16, 2003. (Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 and hereby incorporated by reference).**

10.26

Letter Agreement, dated May 8, 2007, between Harman International Industries, Incorporated and Dinesh Paliwal. (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 9, 2007 and hereby incorporated by reference).**

10.27

Amendment to Letter Agreement, dated November 29, 2007, between Harman International Industries, Incorporated and Dinesh Paliwal. (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on December 4, 2007 and hereby incorporated by reference).**

10.28

Amendment to Letter Agreement, dated December 31, 2008 between Harman International Industries, Incorporated and Dinesh Paliwal. (Filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference).**

10.29

Amended and Restated Severance Agreement between Harman International Industries, Incorporated and Dinesh Paliwal dated December 31, 2008. (Filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference).**

10.30

Amendment to Letter Agreement, dated September 1, 2009, between Harman International Industries, Incorporated and Dinesh Paliwal. (Filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on September 1, 2009 and hereby incorporated by reference).**

10.31

Summary of equity awards granted to Mr. Paliwal and Mr. Parker in September 2008. (Filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and hereby incorporated by reference).**

10.32

Employment offer letter, dated May 2, 2008, between Harman International Industries, Incorporated and Herbert Parker. (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 6, 2008 and hereby incorporated by reference).**

10.33

Employment offer letter, dated January 11, 2008, between Harman International Industries, Incorporated and John Stacey. (Filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and hereby incorporated by reference).**

10.34

Employment offer letter, dated August 8, 2008, between Harman International Industries, Incorporated and Jennifer Peter. (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 21, 2008 and hereby incorporated by reference).**

10.35

Employment offer letter, dated August 22, 2008, between Harman International Industries, Incorporated and Todd Suko. (Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and hereby incorporated by reference).**

10.36

Amended and Restated Severance Agreement between Harman International Industries, Incorporated and Herbert Parker dated December 22, 2008. (Filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference).**

10.37

Employment offer letter, dated January 9, 2009, between Harman International Industries, Incorporated and David Slump. (Filed as Exhibit 10.14 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and hereby incorporated by reference).**

10.38	Harman International Industries, Incorporated 2012 Stock Option and Incentive Plan. (Filed as Appendix A to the Proxy Statement dated October 28, 2011 and hereby incorporated by reference).**
10.39

Form of Non-Qualified Stock Option Agreement for Officers and Key Employees under the Harman International Industries, Incorporated 2012. (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 2, 2012 and hereby incorporated by reference).

10.40	Amendment No. 1 to the Harman International Industries, Incorporated 2012 Stock Option and Incentive Plan. (Filed as Appendix A to the 2013 Proxy Statement and hereby incorporated by reference).**
10.41

Employment offer letter, dated March 6, 2013 between Harman International Industries, Incorporated and Ralph Santana. (Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and hereby incorporated by reference).**

10.42

Employment offer letter dated August 21, 2012 between Harman International Industries, Incorporated and Sandra Ehret Rowland. (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 4, 2015 and hereby incorporated by reference).**

10.43

Employment promotion offer letter dated October 30, 2014 between Harman International Industries, Incorporated and Sandra Rowland. (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on November 4, 2015 and hereby incorporated by reference).**

10.44

Employment offer letter dated January 16, 2015 between Harman International Industries, Incorporated and Sanjay Dhawan. (Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on April 30, 2015 and hereby incorporated by reference).**

10.45

Form of Restricted Share Unit Agreement for Non-Officer Directors under the Harman International Industries, Incorporated Amended and Restated 2012 Stock Option and Incentive Plan. (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on June 26, 2013 and hereby incorporated by reference).**

10.46

Form of Restricted Share Unit Agreement for Non-Officer Directors. (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 26, 2015 and hereby incorporated by reference).**

10.47

Form of Non-Qualified Stock Option Agreement for Officers and Key Employees under the Harman International Industries, Incorporated Amended and Restated 2012 Stock Option and Incentive Plan. (Filed as Exhibit 10.56 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2015 and hereby incorporated by reference).**

10.48

Form of Time-Based Restricted Share Unit Agreement under the Harman International Industries, Incorporated Amended and Restated 2012 Stock Option and Incentive Plan. (Filed as Exhibit 10.57 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2015 and hereby incorporated by reference).**

10.49

Form of Performance-Based Restricted Share Unit Agreement under the Harman International Industries, Incorporated Amended and Restated 2012 Stock Option and Incentive Plan. (Filed as Exhibit 10.58 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2015 and hereby incorporated by reference).**

10.50

Form of Time-Based Restricted Share Unit Agreement for Dinesh Paliwal under the Harman International Industries, Incorporated Amended and Restated 2012 Stock Option and Incentive Plan. (Filed as Exhibit 10.59 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2015 and hereby incorporated by reference).**

10.51

Form of Performance-Based Restricted Share Unit Agreement for Dinesh Paliwal under the Harman International Industries, Incorporated Amended and Restated 2012 Stock Option and Incentive Plan. (Filed as Exhibit 10.60 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2015 and hereby incorporated by reference).**

10.52

Form of Time-Based Restricted Share Unit Agreement for Dinesh Paliwal under the Harman International Industries, Incorporated Amended and Restated 2012 Stock Option and Incentive Plan. (Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and hereby incorporated by reference).**

10.53

Form of Performance-Based Restricted Share Unit Agreement for Dinesh Paliwal under the Harman International Industries, Incorporated Amended and Restated 2012 Stock Option and Incentive Plan. (Filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and hereby incorporated by reference).**

10.54

Form of Time-Based Restricted Share Unit Agreement under the Harman International Industries, Incorporated Amended and Restated 2012 Stock Option and Incentive Plan. (Filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and hereby incorporated by reference).**

10.55

Form of Performance-Based Restricted Share Unit Agreement under the Harman International Industries, Incorporated Amended and Restated 2012 Stock Option and Incentive Plan. (Filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and hereby incorporated by reference).**

10.56

Managing Director Employment Agreement between Michael Mauser and Harman Management GmbH, as amended. (Filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and hereby incorporated by reference).**

10.57

Form of Severance Agreement between Harman International Industries, Incorporated and certain executive officers of Harman International Industries, Incorporated: Blake Augsburger, Sanjay Dhawan, Philip Eyler, Michael Mauser, Sandra Rowland, Ralph Santana, David Slump, John Stacey, Todd Suko, Henry Tirri and Mohit Parasher (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 16, 2015 and hereby incorporated by reference).**

10.58

Amended and Restated Severance Agreement, dated October 13, 2015, between Harman International Industries, Incorporated and Herbert Parker (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 16, 2015 and hereby incorporated by reference).**

10.59

Letter Agreement, dated October 13, 2015, between Harman International Industries, Incorporated and Dinesh C. Paliwal (Filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 16, 2015 and hereby incorporated by reference). **

10.60

Amendment No. 2 to The Harman International Industries, Incorporated 2012 Stock Option and Incentive Plan (Filed as Appendix A to the Company’s Proxy Statement dated October 28, 2015 and hereby incorporated by reference).**

10.61	Employment offer letter dated July 22, 2015 between Harman International Industries, Incorporated and Phillip Eyler.**+
10.62	Employment offer letter dated April 22, 2016 between Harman International Industries, Incorporated and Henry Tirri.**+
10.63	Employment offer letter dated May 10, 216 between Harman International Industries, Incorporated and Mohit Parasher.**+
21.1	Subsidiaries of Harman International Industries, Incorporated.+
23.1	Consent of KPMG LLP. +
31.1	Certification of Dinesh Paliwal filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certification of Sandra Rowland filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certification of Dinesh Paliwal and Sandra Rowland filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
99.1

Form of Indemnification Letter Agreement with Directors and Executive Officers. (Filed as Exhibit 99.1 to the Current Report on Form 8-K filed with the Commission on February 13, 2009 and hereby incorporated by reference).

101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Calculation Linkbase.*
101.DEF	XBRL Taxonomy Definition Linkbase.*
101.LAB	XBRL Taxonomy Label Linkbase.*
101.PRE	XBRL Presentation Linkbase.*
*	Submitted electronically herewith.
**	Management contract, compensatory plan or arrangement.
+	Filed herewith.

Attached as Exhibit 101 to this report are the following financial information formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2016 and 2015, (ii) Consolidated Statements of Income for the years ended June 30, 2016, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the years ended June 30, 2016, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the years ended June 30, 2016, 2015 and 2014, (v) Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2016, 2015 and 2014 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED

Date: August 11, 2016	By:	/s/ DINESH PALIWAL
Dinesh Paliwal
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated below.

/s/ DINESH PALIWAL	Chairman, President and Chief Executive Officer (Principal Executive Officer)	August 11, 2016
Dinesh Paliwal

/s/ SANDRA ROWLAND	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 11, 2016
Sandra Rowland

/s/ JENNIFER PETER	Vice President and Chief Accounting Officer (Principal Accounting Officer)	August 11, 2016
Jennifer Peter

/s/ ADRIANE BROWN	Director	August 11, 2016
Adriane Brown

/s/ JOHN DIERCKSEN	Director	August 11, 2016
John Diercksen

/s/ ANN MCLAUGHLIN KOROLOGOS	Director	August 11, 2016
Ann McLaughlin Korologos

/s/ EDWARD MEYER	Director	August 11, 2016
Edward Meyer

/s/ ROBERT NAIL	Director	August 11, 2016
Robert Nail

/s/ AVI REICHENTAL	Director	August 11, 2016
Avi Reichental

/s/ KENNETH REISS	Director	August 11, 2016
Kenneth Reiss

/s/ HELLENE RUNTAGH	Director	August 11, 2016
Hellene Runtagh

/s/ FRANK SKLARSKY	Director	August 11, 2016
Frank Sklarsky

/s/ GARY STEEL	Director	August 11, 2016
Gary Steel

Schedule II

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED

Valuation and Qualifying Accounts and Reserves

Year Ended June 30, 2016, 2015 and 2014

(in thousands)

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Additions/ (Deductions)	Balance at End of Period
Year ended June 30, 2014(1)
Allowance for doubtful accounts	$11,191	4,685	426	(6,718)	$9,584
Year ended June 30, 2015(2)
Allowance for doubtful accounts	$9,584	10,101	3,765	(3,246)	$20,204
Year ended June 30, 2016
Allowance for doubtful accounts	$20,204	5,992	-	(6,036)	$20,160

(1)

Includes purchase accounting adjustments related to the acquisitions of AMX LLC and AMX Holdings Corporation, certain assets and liabilities of Verto Medical Solutions, LLC d/b/a yurbuds and its wholly-owned subsidiary and Duran Audio B/V.

(2)	Includes purchase accounting adjustments related to the acquisitions of Symphony Teleca Corporation, Southern Vision Systems, Inc., S1nn GmbH & Co. KG and Red Bend Ltd.

Harman International Industries, Incorporated

2016 Form 10-K Annual Report

Exhibit Document

The following exhibits are attached hereto. See Part IV of this Annual Report on Form 10-K for a complete list of exhibits.

Exhibit No.	Exhibit Description

10.61	Employment offer letter dated July 22, 2015 between Harman International Industries, Incorporated and Phillip Eyler.

10.62	Employment offer letter dated April 22, 2016 between Harman International Industries, Incorporated and Henry Tirri.

10.63	Employment offer letter dated May 10, 2016 between Harman International Industries, Incorporated and Mohit Parasher.

21.1	Subsidiaries of Harman International Industries, Incorporated.

23.1	Consent of KPMG LLP.

31.1	Certification of Dinesh C. Paliwal filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Sandra E. Rowland filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dinesh C. Paliwal and Sandra E. Rowland filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Calculation Linkbase.*

101.DEF	XBRL Taxonomy Definition Linkbase.*

101.LAB	XBRL Taxonomy Label Linkbase.*

101.PRE	XBRL Presentation Linkbase.*

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following financial information formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2016 and 2015, (ii) Consolidated Statements of Income for the years ended June 30, 2016, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the years ended June 30, 2016, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the years ended June 30, 2016, 2015 and 2014, (v) Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2016, 2015 and 2014 and (vi) Notes to Consolidated Financial Statements.