Form 10-Q
period 2016-09-30
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2016-11-03
CIK 800459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016 69,698,878 shares of common stock, par value $.01, were outstanding.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

Form 10-Q

September 30, 2016

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

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. As a result, the foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission. For additional information regarding certain factors that may cause our actual results to differ from those expected or anticipated see the information under the caption “Risk Factors” which is located in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016. We undertake no obligation to publicly update or revise any forward-looking statement (except as required by law). This report also makes reference to our awarded business, which represents the estimated future lifetime net sales for all our automotive customers. Our awarded business does not represent firm customer orders. We report our awarded business primarily based on written award letters from our customers. To validate these awards, we use various assumptions including global vehicle production forecasts, customer take rates for our products, revisions to product life-cycle estimates and the impact of annual price reductions and exchange rates, among other factors. The term “take rate” represents the number of units sold by us divided by an estimate of the total number of vehicles of a specific vehicle line produced during the same timeframe. The assumptions we use to validate these awards are updated and reported externally on an annual basis.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)	September 30, 2016	June 30, 2016
Assets
Current assets
Cash and cash equivalents	$511,705	$602,300
Receivables, net	1,162,461	1,122,920
Inventories	831,900	706,084
Other current assets	527,048	487,151
Total current assets	3,033,114	2,918,455
Property, plant and equipment, net	595,256	593,290
Intangible assets, net	461,843	476,284
Goodwill	1,511,380	1,510,279
Deferred tax assets, net	135,643	140,181
Other assets	426,614	409,380
Total assets	$6,163,850	$6,047,869
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$59,715	$86,641
Short-term debt	1,226	-
Accounts payable	940,389	867,279
Accrued liabilities	708,210	670,746
Accrued warranties	185,124	178,367
Income taxes payable	37,223	28,773
Total current liabilities	1,931,887	1,831,806
Borrowings under revolving credit facility	483,000	523,000
Long-term debt	791,568	787,333
Pension liability	217,657	216,016
Other non-current liabilities	230,978	237,241
Total liabilities	3,655,090	3,595,396
Commitments and contingencies	-	-
Preferred stock	-	-
Common stock	1,015	1,012
Additional paid-in capital	1,436,847	1,410,765
Accumulated other comprehensive income	(90,168)	(77,241)
Retained earnings	2,568,863	2,490,570
Less: Common stock held in treasury	(1,407,797)	(1,372,633)
Total equity	2,508,760	2,452,473
Total liabilities and equity	$6,163,850	$6,047,869

See accompanying Notes to the Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except earnings per share data)	Three Months Ended September 30,
	2016	2015
Net sales	$1,759,522	$1,630,888
Cost of sales	1,218,251	1,143,490
Gross profit	541,271	487,398
Selling, general and administrative expenses	390,460	355,931
Operating income	150,811	131,467
Other expenses:
Interest expense, net	9,324	8,259
Foreign exchange gains, net	(967)	(1,845)
Miscellaneous, net	2,895	3,987
Income before income taxes	139,559	121,066
Income tax expense, net	37,423	33,549
Equity in income of unconsolidated subsidiaries	(981)	-
Net income	103,117	87,517
Net income attributable to non-controlling interest	-	418
Net income attributable to Harman International Industries, Incorporated	$103,117	$87,099
Earnings per share:
Basic	$1.45	$1.21
Diluted	$1.45	$1.20
Weighted average shares outstanding:
Basic	70,889	72,032
Diluted	71,358	72,556

See accompanying Notes to the Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)	Three Months Ended September 30,
	2016	2015
Net income	$103,117	$87,517
Net income attributable to non-controlling interest	-	418
Net income attributable to Harman International Industries, Incorporated	$103,117	$87,099
Other comprehensive loss, net of taxes(1):
Foreign currency translation	3,391	(33,342)
Change in hedging derivatives, net of taxes	(17,799)	(9,583)
Pension liability adjustment, net of taxes	465	(683)
Unrealized gains (losses) on available for sale securities	1,016	(85)
Other comprehensive loss, net of taxes attributable to Harman International Industries, Incorporated	(12,927)	(43,693)
Comprehensive income, net of taxes	90,190	43,824
Comprehensive income, net of taxes attributable to non-controlling interest	-	418
Comprehensive income, net of taxes attributable to Harman International Industries, Incorporated	$90,190	$43,406

(1)	Refer to Note 15 – Other Comprehensive Income (Loss) for more information.

See accompanying Notes to the Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Three Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$103,117	$87,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,188	56,819
Deferred income taxes	3,378	10,524
Loss on disposition of assets	771	170
Share-based compensation	10,160	8,392
Excess tax benefit from share-based compensation	(25,911)	(1,882)
Non-cash interest expense	705	711
Non-cash increase in contingent consideration	11,586	457
Changes in operating assets and liabilities, exclusive of impact of acquisitions:
(Increase) decrease in:
Receivables, net	(37,722)	(31,115)
Inventories	(122,767)	(160,001)
Other current assets	(1,515)	(21,926)
Pre-production and development costs	(29,914)	(14,652)
Increase (decrease) in:
Accounts payable	68,783	(45,934)
Accrued warranties	5,079	6,000
Accrued other liabilities	30,544	12,223
Income taxes payable	8,742	2,474
Net change in derivative assets and liabilities	(1,933)	(9,737)
Other operating activities	(4,720)	(12,223)
Net cash provided by (used in ) operating activities	69,571	(112,183)
Cash flows from investing activities:
Acquisitions, net of cash received	1,015	491
Capital expenditures	(33,549)	(37,799)
Proceeds from asset dispositions	1,512	32
Purchase of convertible debt security	(15,000)	-
Other items, net	(2,996)	2,527
Net cash used in investing activities	(49,018)	(34,749)
Cash flows from financing activities:
Increase (decrease) in short-term borrowings	1,229	(542)
Repayments of long-term debt	(40,533)	(26,082)
Cash dividends to shareholders	(24,783)	(24,916)
Repurchase of common stock	(35,164)	(37,097)
Exercise of stock options	1,136	2,546
Repurchases related to share-based compensation arrangements	(11,122)	(11,716)
Excess tax benefit from share-based compensation	25,911	1,882
Payment of contingent consideration	(30,170)	(327)
Other items, net	271	(1,358)
Net cash used in financing activities	(113,225)	(97,610)
Effect of exchange rate changes on cash	2,077	(2,810)
Net decrease in cash and cash equivalents	(90,595)	(247,352)
Cash and cash equivalents at beginning of period	602,300	649,513
Cash and cash equivalents at end of period	$511,705	$402,161
Supplemental disclosure of cash flow information:
Interest paid, net	$2,654	$1,650
Income taxes paid	$30,917	$9,252
Non-cash investing activities:
Accrued and contingent acquisition-related liabilities	$-	$(5,800)

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

Our unaudited, condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (our “2016 Annual Report”) and do not include all information and footnote disclosures included in our audited financial statements. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly, in all material respects, the consolidated financial condition, results of operations and cash flows for the periods presented. Operating results for the three months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2017 due to seasonal, economic and other factors.

Where necessary, information for prior periods has been reclassified to conform to the condensed consolidated financial statement presentation in the current fiscal year. We have identified an immaterial error in the Condensed Consolidated Statement of Cash Flows for the quarter ended September 30, 2015. We have corrected this prior period immaterial error in the Condensed Consolidated Statement of Cash Flows in this Quarterly Report on Form 10-Q. The correction impacted the financial statement line items Cash flows provided by (used in) operating activities and the Effect of exchange rate changes on cash in the Condensed Consolidated Statement of Cash Flows for the three months ended September 30, 2015 and resulted in a decrease in the Net change in derivative assets and liabilities and Cash flows provided by (used in) operating activities in the amount of $40.1 million with an equal and offsetting decrease to the financial statement line item Effect of exchange rate changes on cash. There was no other impact on our Condensed Consolidated Financial Statements presented. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in our 2016 Annual Report.

Effective July 1, 2016, we revised our business segments in order to better align them with our strategic approach to the markets and customers we serve. Refer to Note 18 – Business Segment Data for more information. Prior period segment amounts throughout the Notes to the Condensed Consolidated Financial Statements have been reclassified to the new segment structure. The reclassification of historical business segment information had no impact on our basic financial statements.

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

Note 2 – New Accounting Standards

Recently Adopted Accounting Standards

Imputation of Interest: In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which clarifies the presentation and subsequent measurement of debt issuance costs associated with lines of credit. Under the new guidance, these costs may be presented as an asset and amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. We adopted the provisions of this new guidance on July 1, 2016 on a retrospective basis. The adoption of the new provisions did not have any impact on our financial condition or results of operations.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which changes the presentation requirements for debt issuance costs and debt discount and premium. The new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the new guidance. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. We adopted the provisions of this new guidance on July 1, 2016 on a retrospective basis. The adoption of the new provisions resulted in a reclassification of $6.2 million which reduced both Other assets and Long-term debt in our Condensed Consolidated Balance Sheets. The adoption of the new provision did not have any impact on our results of operations.

Extraordinary Items: In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20),” which eliminates the concept of extraordinary items. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. The new guidance is to be applied prospectively but may also be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We adopted the provisions of this new guidance on July 1, 2016. The adoption of the new provisions did not have any impact on our financial condition or results of operations.

Recently Issued Accounting Standards

Cash Flows: In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments,” which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption is permitted for financial statements that have not been previously issued. We expect to adopt the provisions of this new guidance on July 1, 2018. The provisions in this guidance will be applied on a retrospective basis. We are currently assessing the impact the adoption of the new provisions will have on our statement of cash flows.

Share-Based Payments: In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which simplifies how share-based payments are accounted for and presented in the consolidated financial statements. The guidance amends certain income tax consequences for share-based payments, the accounting for forfeitures, the classification of share-based awards, and the classification of share-based payments in the statement of cash flows.  The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. We expect to adopt the provisions of this new guidance on July 1, 2017. The provisions in this guidance will be applied on a prospective basis. We are currently assessing the impact the adoption of the new provisions will have on our financial condition and results of operations.

Derivatives: In March 2016, the FASB issued ASU No. 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships,” which clarifies existing guidance on the designation of hedging instruments. Under the new guidance, a change in the counterparty to a derivative instrument that has been designated as a hedging instrument would not require dedesignation of that hedging relationship, provided that all other hedge accounting criteria continues to be met. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. We expect to adopt the provisions of this new guidance on July 1, 2017. The provisions in this guidance can be applied on either a prospective basis or a modified retrospective basis. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

Leases: In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which increases transparency and comparability by requiring a lessee to record a right-of-use asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification determining whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. ASU No. 2016-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2018. Early adoption is permitted for financial statements that have not been previously issued. We expect to adopt the provisions of this new guidance on July 1, 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently assessing the impact the adoption of the new provisions will have on our financial condition and results of operations.

Financial Instruments: In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2019. Early adoption is permitted for fiscal years and interim periods within those years beginning after December 15, 2018. We expect to adopt the provisions of this new guidance on July 1, 2020. We are currently assessing the impact the adoption of the new provisions will have on our financial condition and results of operations.

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

Note 3 – Allowance for Doubtful Accounts

We reserve an estimated amount for accounts receivable that may not be collected. Methodologies for estimating the allowance for doubtful accounts are based primarily on specific identification of uncollectible accounts. Historical collection rates and customer credit worthiness are considered in determining specific reserves. At September 30, 2016 and June 30, 2016, we had $19.5 million and $20.2 million, respectively, reserved for possible uncollectible accounts receivable.

Note 4 – Inventories

At September 30, 2016 and June 30, 2016, inventories consisted of the following:

	September 30, 2016	June 30, 2016
Finished goods	$388,759	$303,271
Work in process	87,054	80,972
Raw materials	356,087	321,841
Inventories	$831,900	$706,084

At September 30, 2016 and June 30, 2016, our inventory reserves were $98.2 million and $93.9 million, respectively.

Note 5 – Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following:

	Estimated Useful Lives (in Years)	September 30, 2016	June 30, 2016
Land		$9,550	$9,504
Buildings and improvements	1-50	273,630	269,619
Machinery and equipment	3-20	1,374,491	1,341,816
Furniture and fixtures	3-10	28,967	28,251
Property, plant and equipment, gross		1,686,638	1,649,190
Less accumulated depreciation and amortization		(1,091,382)	(1,055,900)
Property, plant and equipment, net		$595,256	$593,290

Depreciation expense for the three months ended September 30, 2016 and 2015 was $35.7 million.

Note 6 – Accrued Warranties

Details of our accrued warranties are as follows:

	Three Months Ended September 30,
	2016	2015
Accrued warranties, June 30,	$178,367	$163,331
Warranty expense	24,341	17,066
Warranty payments (cash or in-kind)	(20,892)	(11,648)
Other(1)	3,308	802
Accrued warranties, September 30,	$185,124	$169,551

(1)	Other primarily represents foreign currency translation.

Note 7 – Earnings Per Share

We apply the two-class method when computing earnings per share, which requires that net income per share for each class of shares entitled to dividends be calculated assuming all of our net income is distributed as dividends to these shareholders based on their contractual rights.

The following table presents the calculation of basic and diluted earnings per share of common stock outstanding:

	Three Months Ended September 30,
	2016		2015
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted Earnings per Share:
Net income	$103,117	$103,117	$87,517	$87,517
Net income attributable to non-controlling interest	-	-	418	418
Net income attributable to Harman International Industries, Incorporated	$103,117	$103,117	$87,099	$87,099
Denominator for Basic and Diluted Earnings per Share:
Weighted average shares outstanding	70,889	70,889	72,032	72,032
Employee stock options	-	469	-	524
Total weighted average shares outstanding	70,889	71,358	72,032	72,556
Earnings per Share:
Earnings per share	$1.45	$1.45	$1.21	$1.20

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities, as defined under GAAP, and are included in the computation of earnings per share pursuant to the two-class method.

Certain options were outstanding and not included in the computation of diluted net earnings per share because the assumed exercise of these options would have been antidilutive. Options to purchase 189,556 and 191,515 shares of our common stock at September 30, 2016 and 2015, respectively, were outstanding and were excluded from the computation of diluted earnings per share as they would have been antidilutive. In addition, 320,586 and 263,066 restricted stock units at September 30, 2016 and 2015, respectively, were outstanding and were excluded from the computation of diluted earnings per share as they also would have been antidilutive.

Note 8 – Goodwill and Intangible Assets, Net

Goodwill

Goodwill was $1.511 billion at September 30, 2016 compared with $1.510 billion at June 30, 2016. The increase in goodwill in the three months ended September 30, 2016 versus June 30, 2016 was primarily associated with favorable foreign currency translation of $1.2 million partially offset by a decrease of $0.1 million in connection with the acquisition of TowerSec Ltd. (“TowerSec”).

As discussed in Note 18 – Business Segment Data, we revised our segment and reporting unit structure effective July 1, 2016. Under this new structure, our Lifestyle Audio segment will now contain our car audio aftermarket services business which was previously included in our Connected Services segment. Our reporting units are the same as our reportable segments with the exception of Lifestyle Audio, which consists of two reporting units, car audio and consumer audio. In connection with this realignment, we reallocated our goodwill to our new reporting unit based on each reporting unit’s relative fair value. We also performed a goodwill impairment test as of July 1, 2016 using our new reporting units. We determined that the fair value of each of our reporting units exceeded its carrying value and, as such, no impairments were deemed to exist as of this date.

The changes in the carrying amount of goodwill by business segment for the three months ended September 30, 2016 were as follows:

	Connected Car	Lifestyle Audio	Professional Solutions	Connected Services	Total
Balance, June 30, 2016	$164,771	$147,977	$385,609	$811,922	$1,510,279
Realignment adjustments(1)	-	9,623	-	(9,623)	-
Balance, June 30, 2016 – adjusted	164,771	157,600	385,609	802,299	1,510,279
Acquisitions and adjustments(2)	(100)	-	1	-	(99)
Other adjustments(3)	1,081	108	184	(173)	1,200
Balance, September 30, 2016	$165,752	$157,708	$385,794	$802,126	$1,511,380

(1)	The realignment adjustments reallocate our goodwill based on our new reporting structure based on the relative fair value of each reporting unit.
(2)	Refer to Note 22—Acquisitions for more information.
(3)	The other adjustments to goodwill primarily consist of foreign currency translation adjustments.

We did not recognize any goodwill impairment charges in our Condensed Consolidated Statements of Income in the three months ended September 30, 2016 and 2015.

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

On June 22, 2016, we executed an agreement with certain parties that previously owned 80.05% of IS (the “80.05% Shareholders”) to settle the remaining disputed matters with the 80.05% Shareholders that had been submitted to arbitration related to the contingent purchase price associated with our acquisition of IS. Under the terms of the agreement, we will pay the 80.05% Shareholders €76.8 million (the “IS Obligation”), with an initial payment of €24.8 million which was paid in July 2016 and four installment payments of €13 million due every July 1st from 2017 through 2020.  In fiscal year 2016, we recorded approximately $74.5 million of additional contingent purchase price for this IS Obligation as an increase to goodwill. The agreement includes an option that, if exercised by the 80.05% Shareholders, would require us to make selected installment payments early, subject to an eight percent discount rate.  The existence of this option effectively makes this obligation due on demand and it has therefore been included in our Condensed Consolidated Balance Sheets in Current portion of long-term debt. Until such time as the disputed matters with the remaining shareholders that previously owned 19.95% of IS are resolved, we cannot calculate the contingent purchase price related to the acquisition of IS. Refer to Note 9—Debt for more information.

Intangible Assets, Net

Net intangible assets were $461.8 million and $476.3 million at September 30, 2016 and June 30, 2016, respectively, and were comprised of the following:

		September 30, 2016			June 30, 2016
	Weighted Average Amortization	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	12 Years	$386,686	$(85,328)	$301,358	$386,787	$(75,957)	$310,830
Technology	6 Years	75,543	(30,361)	45,182	75,431	(27,645)	47,786
Patents	15 Years	7,205	(1,584)	5,621	7,256	(1,584)	5,672
Trade names(1)	-	100,618	(26,339)	74,279	100,617	(26,231)	74,386
Non-compete agreement	4 Years	3,146	(2,186)	960	3,146	(2,060)	1,086
Software	5 Years	44,950	(13,023)	31,927	45,682	(11,945)	33,737
Other	4 Years	10,490	(7,974)	2,516	10,490	(7,703)	2,787
Total		$628,638	$(166,795)	$461,843	$629,409	$(153,125)	$476,284

(1)

Includes $55.7 million and $18.5 million of indefinite-lived intangible assets related to the acquisition of AMX LLC and AMX Holding Corporation (collectively “AMX”) and Martin Professional A/S, respectively.

Amortization expense related to intangible assets was $15.5 million and $21.1 million for the three months ended September 30, 2016 and 2015, respectively.

Amortization expense in each of the next five fiscal years and thereafter is expected to approximate the following:

2017	$48,690
2018	62,120
2019	56,964
2020	52,320
2021	48,576
Thereafter	118,894
Total	$387,564

Note 9 – Debt

Short Term Borrowings

At September 30, 2016 and June 30, 2016 we had $1.2 million and $0 of short-term borrowings outstanding, respectively. At September 30, 2016 and June 30, 2016, we maintained lines of credit of $53.3 million and $53.4 million, respectively, primarily in India, China, Brazil, Denmark and Israel.

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

At September 30, 2016 and June 30, 2016, there was approximately $483.0 million and $523.0 million, respectively, of outstanding borrowings, which are included in our Condensed Consolidated Balance Sheets as Borrowings under revolving credit facility. At September 30, 2016 and June 30, 2016 there were $4.1 million of outstanding letters of credit under the 2015 Credit Agreement. At September 30, 2016 and June 30, 2016, unused available credit under the 2015 Credit Agreement was $712.9 million and $672.9 million, respectively. In connection with the 2015 Credit Agreement, we incurred $3.0 million of fees and other expenses which are being amortized over the term of the 2015 Credit Agreement to Interest expense, net in our Condensed Consolidated Statements of Income on a straight-line basis.

IS Obligation

On June 22, 2016, we executed an agreement with the 80.05% Shareholders to settle with them the disputed matters related to the contingent purchase price associated with our acquisition of IS that had been submitted to arbitration. Under the terms of the agreement, we will pay the IS Obligation in accordance with the following schedule: an initial payment of €24.8 million which was paid in July 2016 and four installment payments of €13 million due every July 1st from 2017 through 2020. The agreement includes an option that, if exercised by the 80.05% Shareholders, would require us to make selected installment payments early, subject to an eight percent discount rate.  The existence of this option effectively makes this obligation due on demand and it has therefore been included in our Condensed Consolidated Balance Sheets in Current portion of long-term debt. Until such time as the disputed matters with the remaining shareholders that previously owned 19.95% of IS are resolved, we cannot calculate the contingent purchase price related to the IS acquisition. Refer to Note 8-Goodwill and Intangible Assets, Net for more information.

At September 30, 2016 and June 30, 2016, total debt consisted of the following:

	Fair Value at September 30, 2016 (1)	Book Value at September 30, 2016	Fair Value at June 30, 2016 (1)	Book Value at June 30, 2016
Short-term debt	$1,226	$1,226	$-	$-
4.150 Percent Senior Notes	413,640	400,000	417,440	400,000
2.000 Percent Senior Notes	408,797	393,223	390,654	388,710
Borrowings under revolving credit facility	483,000	483,000	523,000	523,000
IS Obligation (2)	56,095	56,095	82,805	82,805
Capital lease obligations	11,523	11,523	12,322	12,322
Unamortized debt discount on 4.150 Percent Senior Notes	(2,349)	(2,349)	(2,407)	(2,407)
Unamortized debt discount on 2.000 Percent Senior Notes	(1,245)	(1,245)	(1,283)	(1,283)
Unamortized Senior Note Issuance Costs	(5,964)	(5,964)	(6,173)	(6,173)
Total debt	1,364,723	1,335,509	1,416,358	1,396,974
Short-term debt	(1,226)	(1,226)	-	-
Current portion of long-term debt (2)	(59,715)	(59,715)	(86,641)	(86,641)
Total long-term debt	$1,303,782	$1,274,568	$1,329,717	$1,310,333

(1)

The estimated fair value of the 2.000 Percent Senior Notes and the 4.150 Percent Senior Notes were based on a broker quotation (Level 2). Under fair value accounting guidance, Level 2 is based on inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

(2)

Amounts due under the IS Obligation have been recorded at their present value and will be accreted to the ultimate settlement amount through the effective-interest method (Level 2).  We are required to make payments of €13 million due every July 1st from 2017 through 2020.  Because the IS Obligation has an option, which if exercised requires us to make selected installment payments on demand, it has been included as Current portion of long-term debt.  Refer to Note 8-Goodwill and Intangible Assets, Net for more information.

At September 30, 2016, total debt maturing in each of the next five fiscal years and thereafter is as follows:

2017	$60,164
2018	3,008
2019	2,121
2020	484,638
2021	1,481
Thereafter	793,655
Total	$1,345,067

Our existing debt agreements contain provisions that limit our operating and financing activities. The 2015 Credit Agreement contains certain negative covenants that limit, among other things, our ability to permit certain of our subsidiaries to incur debt and the ability of us and our subsidiaries to incur liens, make fundamental changes (including selling all or substantially all of our assets), undertake transactions with affiliates and undertake sale and leaseback transactions. The 2.000 Percent Senior Notes Indenture and the 4.150 Percent Senior Notes Indenture contain covenants that, subject to certain exceptions, limit our ability to incur indebtedness secured by principal properties, enter into certain sale and leaseback transactions with respect to principal properties and enter into certain mergers, consolidations and transfers of all or substantially all of the assets of Harman. In addition, the 2015 Credit Agreement contains more restrictive financial covenants that require us to maintain compliance with specified financial ratios. We may have to curtail some of our operations to maintain compliance with the covenants in our existing debt agreements. A violation of any of these covenants could result in a default under our debt agreements, which could permit the lenders to accelerate the repayment of any borrowings outstanding and/or the holders of the notes to direct the trustee to accelerate repayment of amounts outstanding under the notes. A default or acceleration under our debt agreements would result in increased capital costs and could adversely affect our ability to operate our business and our results of operations and financial condition. As of September 30, 2016, we were in compliance with all of the covenants contained in the 2015 Credit Agreement, the 2.000 Percent Senior Notes Indenture and the 4.150 Percent Senior Notes Indenture.

Interest expense is reported net of interest income in our Condensed Consolidated Statements of Income. Interest expense, net was $9.3 million and $8.3 million for the three months ended September 30, 2016 and 2015, respectively. Gross interest expense was $10.2 million and $8.8 million for the three months ended September 30, 2016 and 2015, respectively. The non-cash portion of gross interest expense was $0.7 million for the three months ended September 30, 2016 and 2015. The cash portion of gross interest expense was $9.5 million and $8.1 million in the three months ended September 30, 2016 and 2015, respectively. Interest income was $0.9 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively.

Non-cash interest expense for the three months ended September 30, 2016 and 2015 relates to the amortization of the debt discount and debt issuance costs on the 2.000 Percent Senior Notes and the 4.150 Percent Senior Notes and the amortization of debt issuance costs on the 2015 Credit Agreement.

Cash interest expense for the three months ended September 30, 2016 primarily relates to interest on the 2.000 Percent Senior Notes, the 4.150 Percent Senior Notes, and the 2015 Credit Agreement.

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

Note 10 – Income Taxes

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income. Income tax expense for the three months ended September 30, 2016 and 2015 was $37.4 million and $33.5 million, respectively. The effective tax rate for the three months ended September 30, 2016 and 2015 was 26.8 percent and 27.7 percent, respectively. The decrease in the effective tax rate for the three months ended September 30, 2016 compared to the same period in the prior year was primarily due to income mix and rate differentials between the U.S. and foreign jurisdictions.

As of September 30, 2016 unrecognized tax benefits and the related interest were $65.7 million and $2.9 million, respectively, all of which would affect the tax rate if recognized. During the three months ended September 30, 2016, $0.4 million of tax reserves were established on new uncertain tax positions. Related interest on prior year exposures was increased by $0.1 million.

We periodically reevaluate the recognition and measurement threshold of our uncertain tax positions based on new or additional evidence such as tax authority administrative pronouncements, rulings and court decisions. The ultimate settlement however, may be materially different from the amount accrued. Our significant jurisdictions that are under examination are Germany, Austria and the U.S. The examination by the German revenue authorities for fiscal years 2005 through 2010 is closed, with the exception of one remaining issue that will proceed to the fiscal authority and court. In addition, the German revenue authorities notified us that the examination for fiscal years 2011 to 2014 will commence during the second quarter of fiscal year 2017. Austria was recently notified that the examination for fiscal years 2011 to 2014 will commence during the second quarter of fiscal year 2017. The tax years currently under examination by the United States Internal Revenue Service (“IRS”) are fiscal years 2014 and 2015 for Harman and fiscal years 2010 to 2012 for Harman Connected Services Holding Corp. (fka Symphony Teleca Corporation). We do not expect these examinations to be closed for at least the next 12 months. Fiscal years 2006 to 2008 (and 2012 to 2013 for any rollforward adjustments) for Harman are currently in the IRS Appeals process and are awaiting resolution.

Although the final resolution of the examinations and appeals is uncertain, we believe that the ultimate disposition will not have a material adverse effect on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income or our Condensed Consolidated Statements of Cash Flow. While we expect the amount of unrecognized tax benefits to change, we are unable to quantify the change at this time.

Note 11 – Shareholders’ Equity

Preferred Stock

As of September 30, 2016 and June 30, 2016, we had no shares of preferred stock outstanding. We are authorized to issue 5 million shares of preferred stock, $0.01 par value.

Common Stock

We have 200 million authorized shares of common stock, $0.01 par value. At September 30, 2016 and June 30, 2016, we had 101,492,917 and 101,157,320 shares issued; 31,563,678 and 31,112,246 shares in treasury stock; and 69,929,239 and 70,045,074 shares outstanding (net of treasury stock), respectively.

Share Buyback Program

On October 28, 2014, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock over a three year period (the “2014 Buyback Program”). The 2014 Buyback Program allows us to purchase shares of our common stock in accordance with applicable securities laws on the open market or through privately negotiated transactions during the authorized three year period. The 2014 Buyback Program may be suspended or discontinued at any time. We will determine the timing and the amount of any repurchases based on an evaluation of market conditions, share price, other growth opportunities and other factors. We have and may repurchase shares on the open market or, from time to time, through repurchase plans with one or more external brokers that provide a structure for execution of share repurchases under the 2014 Buyback Program. During the three months ended September 30, 2016 and 2015, we repurchased 451,432 shares and 370,700, respectively, at a cost of $35.2 million and $37.1 million, respectively, for a total cumulative buyback of 2,083,180 shares at a cost of $175.2 million under the 2014 Buyback Program.

Changes in Equity:

The following is a summary of the changes in Accumulated Other Comprehensive Income (“AOCI”) and changes in equity for the three months ended September 30, 2016 and 2015:

($ in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	AOCI	Retained Earnings	Treasury Stock	Total Equity
Balance, June 30, 2016	$-	$1,012	$1,410,765	$(77,241)	$2,490,570	$(1,372,633)	$2,452,473
Net income	-	-	-	-	103,117	-	103,117
Other comprehensive income, net of tax	-	-	-	(12,927)	-	-	(12,927)
Exercise of stock options	-	3	1,133	-	-	-	1,136
Repurchases related to share-based compensation arrangements	-	-	(11,122)	-	-	-	(11,122)
Share-based compensation, net	-	-	10,160	-	-	-	10,160
Excess tax benefit from share-based compensation	-	-	25,911	-	-	-	25,911
Treasury stock repurchases	-	-	-	-	-	(35,164)	(35,164)
Dividends ($0.35 per share)	-	-	-	-	(24,824)	-	(24,824)
Balance, September 30, 2016	$-	$1,015	$1,436,847	$(90,168)	$2,568,863	$(1,407,797)	$2,508,760

($ in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	AOCI	Retained Earnings	Treasury Stock	Total Harman International Industries, Incorporated Shareholders’ Equity	Non Controlling Interest	Total Equity
Balance, June 30, 2015	$-	$1,007	$1,365,257	$11,434	$2,229,517	$(1,232,602)	$2,374,613	$18,213	$2,392,826
Net income	-	-	-	-	87,099	-	87,099	418	87,517
Other comprehensive income, net of tax	-	-	-	(43,693)	-	-	(43,693)	-	(43,693)
Exercise of stock options	-	3	2,546	-	-	-	2,549	-	2,549
Repurchases related to share-based compensation arrangements	-	-	(11,716)	-	-	-	(11,716)	-	(11,716)
Share-based compensation, net	-	-	8,392	-	-	-	8,392	-	8,392
Excess tax benefit from share-based compensation	-	-	1,882	-	-	-	1,882	-	1,882
Treasury stock repurchases	-	-	-	-	-	(37,097)	(37,097)	-	(37,097)
Dividends ($0.35 per share)	-	-	-	-	(25,152)	-	(25,152)	-	(25,152)
Non-controlling interest	-	-	-	-	-	-	-	(3)	(3)
Balance, September 30, 2015	$-	$1,010	$1,366,361	$(32,259)	$2,291,464	$(1,269,699)	$2,356,877	$18,628	$2,375,505

Note 12 – Share-Based Compensation

On December 7, 2011 (the “Effective Date”), our shareholders approved the 2012 Stock Option and Incentive Plan (the “2012 Plan”), which is effective through December 7, 2021. As of the Effective Date, no further grants may be granted under our former plan, the Amended and Restated 2002 Stock Option and Incentive Plan, as amended (the “2002 Plan” and together with the 2012 Plan, the “Plans”). On December 4, 2013, we amended the 2012 Plan to (i) increase the number of shares available under the 2012 Plan for the grant of future awards by 2,869,821 shares to an aggregate amount not to exceed 7,269,821 shares of our common stock and (ii) modified certain share counting provisions related to the definition of a full-value grant from 1.71 to 1.5 (“Full-Value Grant”). On December 9, 2015, we further amended the 2012 Plan to increase the number of shares available under the 2012 Plan for the grant of future awards by 2,000,000 shares to an aggregate amount not to exceed 9,269,821 shares of our common stock. The 2012 Plan provides for two types of awards: (i) a Full-Value Grant under which one award shall reduce the shares available for grant under the 2012 Plan by 1.71 shares if granted prior to December 4, 2013 or 1.5 shares if granted on or after December 4, 2013, and (ii) an option or stock appreciation right grant, under which one award shall reduce the shares available for grant under the 2012 Plan by one share. Shares may be issued as original issuances, treasury shares or a combination of both. Option awards are granted with an exercise price equal to the market price of our common stock on the date of the grant. The option awards generally vest over three to five years of continuous service commencing one year from the date of the grant and expire after ten years. During the three months ended September 30, 2016, 911,956 stock-settled restricted stock units, 6,136 cash-settled restricted stock units and 1,853 cash-settled stock appreciation rights were granted under the 2012 Plan. As of September 30, 2016, there were 3,838,141 shares available for grant under the 2012 Plan.

Share-based compensation expense, net was $10.2 million and $8.4 million for the three months ended September 30, 2016 and 2015, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for share-based compensation arrangements was $2.3 million and $2.0 million for the three months ended September 30, 2016 and 2015, respectively.

Fair Value Determination

Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. There were no options granted during the three months ended September 30, 2016 and 2015.

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

Stock Option Activity

A summary of option activity under the Plans as of September 30, 2016 and changes during the three months ended September 30, 2016 is presented below:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2016	667,579	$73.30	4.57	$8,044
Granted	-	-
Exercised	(36,346)	52.07
Forfeited or expired	(8,217)	99.40
Outstanding at September 30, 2016	623,016	$74.19	4.26	$12,677
Exercisable at September 30, 2016	618,047	$74.05	4.24	$12,653

The total intrinsic value of options exercised for the three months ended September 30, 2016 and 2015 was $1.1 million and $2.3 million, respectively.

Modification of Certain Stock Option Awards

Prior to fiscal year 2011, certain of the award agreements under the 2002 Plan stated that vested options not exercised were forfeited upon termination of employment for any reason other than death or disability. However, such award agreements provided that the Compensation and Option Committee of our Board of Directors (the “Compensation and Option Committee”) could extend the time period to exercise vested options 90 days beyond the employment termination date for certain employees. During the three months ended September 30, 2016 and 2015, the Compensation and Option Committee used this authority. This action represented a modification of the terms or conditions of an equity award and therefore was accounted for as an exchange of the original award for a new award. Incremental share-based compensation cost for the excess of the fair value of the new award over the fair value of the original award was immaterial.

Restricted Stock Units

In the three months ended September 30, 2016, we granted 210,476 restricted stock units with earnings per share (“EPS”) performance conditions, and 210,476 restricted stock units with market conditions under the 2012 Plan. Additionally, both the restricted stock units with EPS performance conditions and the restricted stock units with market conditions secondarily vest based on the achievement of a return on invested capital (“ROIC”) performance condition, specifically, the achievement of a certain average ROIC level over fiscal years 2017 through 2019. The restricted stock units with EPS performance conditions cliff vest three years from the date of grant based on the achievement of certain cumulative EPS levels from fiscal years 2017 through 2019. The restricted stock units with market conditions cliff vest three years from the date of grant based on a comparison of our total shareholder return (“TSR”) to the TSR of a selected peer group of publicly listed multinational companies. The grant date fair value of the restricted stock units with market conditions of $11.4 million was calculated using a Monte Carlo simulation model. Compensation expense is recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the applicable targets will be met for the performance conditions, which is reassessed each reporting period.

In the three months ended September 30, 2015, we granted 174,676 restricted stock units with EPS performance conditions and 174,676 restricted stock units with market conditions under the 2012 Plan. Additionally, both the restricted stock units with EPS performance conditions and the restricted stock units with market conditions secondarily vest based on the achievement of a ROIC performance condition, specifically, the achievement of a certain average ROIC level over fiscal years 2016 through 2018. The restricted stock units with EPS performance conditions cliff vest three years from the date of grant based on the achievement of certain cumulative EPS levels from fiscal years 2016 through 2018. The restricted stock units with market conditions cliff vest three years from the date of grant based on a comparison of our TSR to the TSR of a selected peer group of publicly listed multinational companies. The grant date fair value of the restricted stock units with market conditions of $12.3 million was calculated using a Monte Carlo simulation model. Compensation expense is recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the applicable targets will be met for the performance conditions, which is reassessed each reporting period.

In the fiscal year ended June 30, 2014, we granted 130,616 restricted stock units with EPS performance conditions and 130,641 restricted stock units with market conditions under the 2012 Plan. These restricted stock units cliff-vested in September 2016. Compensation expense, for both the restricted stock units with performance conditions and the restricted stock units with market conditions, was recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the applicable targets would be met, for awards with performance conditions. Of the restricted stock units with EPS performance conditions, 100 percent vested and of the restricted stock units with market conditions 78 percent vested based on the actual attainment of certain targets.

In the three months ended September 30, 2016 and 2015, we also granted 6,830 and 5,243 time-vested restricted stock units, respectively, without performance or market conditions, that cliff-vest three years from the date of grant, 484,174 and 324,987 time-vested restricted stock units, respectively, without performance or market conditions that vest ratably over the three-year vesting period, and 0 and 294 time-vested restricted stock units, respectively, without performance or market conditions, that cliff-vest one year from the date of grant, under the 2012 Plan.

In the three months ended September 30, 2016 and 2015, we granted 6,136 and 4,923 cash-settled restricted stock units, respectively, under the 2012 Plan. These restricted stock units are accounted for as liability awards and are recorded at the fair value at the end of the reporting period in accordance with their vesting schedules. During the three months ended September 30, 2016 and 2015, 2,268 and 869 cash-settled restricted stock units were settled, respectively. At September 30, 2016, 10,260 cash-settled restricted stock units were outstanding.

A summary of equity classified restricted stock unit activity as of September 30, 2016 and changes during the three months ended September 30, 2016 is presented below:

Restricted Stock Units
Nonvested at June 30, 2016	1,494,947
Granted	911,956
Vested	(436,350)
Forfeited	(93,347)
Nonvested at September 30, 2016	1,877,206

At September 30, 2016, the aggregate intrinsic value of equity-classified restricted stock units was $158.5 million and there was $111.5 million of total unrecognized compensation cost related to equity classified restricted stock unit compensation arrangements. The weighted average recognition period was 2.3 years.

Stock Appreciation Rights

A summary of cash-settled stock appreciation rights as of September 30, 2016 and changes during the three months ended September 30, 2016 is presented below:

Stock Appreciation Rights
Non-vested at June 30, 2016	4,342
Granted	1,853
Vested	(2,707)
Forfeited	0
Non-vested at September 30, 2016	3,488
Exercisable	8,084

These stock appreciation rights are accounted for as liability awards and are recorded at the fair value at the end of the reporting period in accordance with their vesting schedules. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions noted below.

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Expected volatility	36.8 - 38.8%	35.4 - 39.0%
Weighted-average volatility	38.1%	37.5%
Expected annual dividend	$1.40	$1.40
Expected term (in years)	3.44 - 5.44	2.56 - 4.56
Risk-free rate	0.9 - 1.3%	1.1 - 1.6%

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

Foreign Exchange Risk Management

We use foreign exchange contracts to hedge the price risk associated with foreign denominated forecasted purchases of materials used in our manufacturing process and to manage currency risk associated with operating costs in certain operating units, including foreign currency denominated intercompany loans and other foreign currency denominated assets. These contracts generally mature in the next two to three years. The majority of these contracts are designated as cash flow hedges.

At September 30, 2016 and June 30, 2016, we had outstanding foreign exchange contracts, primarily forward contracts, which are summarized below:

	September 30, 2016		June 30, 2016
	Gross Notional Value	Fair Value Asset/ (Liability)(1)	Gross Notional Value	Fair Value Asset/ (Liability)(1)
Currency Hedged (Buy/Sell):
U.S. Dollar/Euro	$1,229,309	$117,825	$1,516,094	$149,901
Indian Rupee/U.S. Dollar	238,655	6,286	251,355	(721)
Euro/U.S. Dollar	145,722	(375)	224,921	(6,280)
U.S. Dollar/Chinese Yuan	46,507	(226)	-	-
Chinese Yuan/U.S. Dollar	39,794	42	-	-
U.S. Dollar/Brazilian Real	12,122	(1,636)	20,958	(2,459)
Euro/Russian Rubles	11,610	(150)	3,601	(667)
Russian Rubles/Euro	7,952	89	-	-
U.S. Dollar/Russian Rubles	7,849	(679)	9,517	(478)
Australian Dollar/U.S. Dollar	766	9	-	0
U.S. Dollar/Australian Dollar	766	(61)	745	(37)
Total	$1,741,052	$121,124	$2,027,191	$139,259

(1)	Represents the net receivable included in our Condensed Consolidated Balance Sheets within Other current assets, Other assets, Accrued liabilities and Other non-current liabilities, as applicable.

Cash Flow Hedges

We designate a portion of our foreign exchange contracts as cash flow hedges of foreign currency denominated purchases. As of September 30, 2016 and June 30, 2016, we had $1.450 billion and $1.608 billion of forward contracts maturing through October 2019. These contracts are recorded at fair value in the accompanying Condensed Consolidated Balance Sheets. The changes in fair value for these contracts are calculated on a forward-to-forward rate basis. These changes in fair value are reported in AOCI and are reclassified to either Cost of sales or Selling, general and administrative expenses (“SG&A”), depending on the nature of the underlying asset or liability that is being hedged, in our Condensed Consolidated Statements of Income, in the period or periods during which the underlying transaction occurs.

Changes in the fair value of the derivatives are highly effective in offsetting changes in the cash flows of the hedged items because the amounts and the maturities of the derivatives approximate those of the forecasted exposures. Any ineffective portion of the derivative is recognized in the current period in our Condensed Consolidated Statements of Income, in the same line item in which the foreign currency gain or loss on the underlying hedged transaction was recorded. We recognized $0.2 million and $0 of ineffectiveness in our Condensed Consolidated Statement of Income in the three months ended September 30, 2016 and 2015, respectively. At September 30, 2016 and June 30, 2016, the fair values of these contracts were net assets of $110.4 million and $131.9 million, respectively. The amount associated with these hedges that is expected to be reclassified from AOCI to earnings within the next 12 months is a gain of $74.6 million.

Economic Hedges

When hedge accounting is not applied to derivative contracts, or after former cash flow hedges have been de-designated as balance sheet hedges, we recognize the gain or loss on the associated contracts directly in current period earnings in our Condensed Consolidated Statements of Income as either Foreign exchange gains, net, Cost of sales, or SG&A according to the underlying exposure. As of September 30, 2016 and June 30, 2016, we had $291.5 million and $419.1 million, respectively, of forward contracts maturing through May 2022 in various currencies to hedge foreign currency denominated intercompany loans and other foreign currency denominated assets. At September 30, 2016 and June 30, 2016, the fair values of these contracts were net assets of $10.7 million and $7.4 million, respectively. Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans and other foreign denominated assets in Foreign exchange gains, net in our Condensed Consolidated Statements of Income.

Interest Rate Risk Management

Interest Rate Lock

In May 2015, we entered into an interest rate lock on the 2.000 Percent Senior Notes. The interest rate lock was used to protect the interest rate on the 2.000 Percent Senior Notes between the time the lock was initiated and the time the 2.000 Percent Senior Notes were issued, therefore eliminating any interest rate risk leading up to the bond issuance. We recognized $0.1 million in AOCI which is being amortized into Interest expense, net in our Condensed Consolidated Statements of Income over the term of the 2.000 Percent Senior Notes.

The following tables provide a summary of the fair value amounts of our derivative instruments as of September 30, 2016 and June 30, 2016:

		Fair Value
Derivatives Designated as Cash Flow Hedges, Gross:	Balance Sheet Location	September 30, 2016	June 30, 2016
Other assets:
Foreign exchange contracts	Other current assets	$63,430	$69,122
Foreign exchange contracts	Other assets	49,376	67,232
Total assets		112,806	136,354
Other liabilities:
Foreign exchange contracts	Accrued liabilities	$2,184	$3,482
Foreign exchange contracts	Other non-current liabilities	244	993
Total liabilities		2,428	4,475
Net asset for derivatives designated as hedging instruments		$110,378	$131,879
Derivatives Designated as Economic Hedges, Gross:
Other assets:
Foreign exchange contracts	Other current assets	$13,583	$14,761
Foreign exchange contracts	Other assets	262	345
Total assets		13,845	15,106
Other liabilities:
Foreign exchange contracts	Accrued liabilities	$1,090	$5,763
Foreign exchange contracts	Other non-current liabilities	2,009	1,963
Total liabilities		3,099	7,726
Net asset for economic hedges		$10,746	$7,380
Total net derivative asset		$121,124	$139,259

Derivative Activity:

The following tables summarize the activity of our derivative instruments designated as cash flow hedges for the three months ended September 30, 2016 and 2015:

Derivative	Location of Derivative Gain/(Loss) Recognized in Income	Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion)		Gain/(Loss) from Amounts Excluded from Effectiveness Testing
		Three Months Ended September 30,
		2016	2015	2016	2015	2016	2015
Foreign exchange contracts	Cost of sales	$20,093	$22,257	$205	$(28)	$-	$-
Foreign exchange contracts	SG&A	13	-	-	-	-	-
Foreign exchange contracts	Foreign exchange gains, net	618	-	-	-	-	2
Interest rate lock	Interest expense, net	(5)	5	-	-	-	-
Total cash flow hedges		$20,719	$22,262	$205	$(28)	$-	$2

Derivative	Gain/(Loss) Recognized in AOCI (Effective Portion)
	Three Months Ended September 30,
	2016	2015
Foreign exchange contracts	$(1,669)	$9,981

The following table summarizes gains and losses from our derivative instruments that are not designated as hedging instruments for the three months ended September 30, 2016 and 2015:

		Three Months Ended September 30,
Derivative	Location of Derivative Gain/(Loss) Recognized in Income	2016	2015
Foreign exchange contracts	Cost of sales	$(1,311)	$884
Foreign exchange contracts	Foreign exchange gains, net	318	(516)
Foreign exchange contracts	SG&A	$(2)	$-

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

The following table provides the fair value hierarchy for assets and liabilities measured on a recurring basis.

	Fair Value at September 30, 2016			Fair Value at June 30, 2016
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets/(Liabilities)
Available-for-sale securities	$56,355	$-	$15,000	$54,447	$-	$-
Foreign exchange contracts	-	121,124	-	-	139,259	-
Pension assets	3,204	-	-	3,090	-	-
Contingent consideration	-	-	(60,060)	-	-	(50,727)
Net asset/(liability)	$59,559	$121,124	$(45,060)	$57,537	$139,259	$(50,727)

	Total Losses for the Three Months Ended September 30,
Description of Liability	2016	2015
Contingent Consideration	$(11,586)	$(457)

The following describes the valuation methodologies we use to measure assets and liabilities accounted for at fair value on a recurring basis:

Available-for-Sale Securities: Available-for-sale securities are classified as Level 1 when the fair value is determined from market quotes obtained from financial institutions in active markets. Available-for-sale securities are classified as Level 3 when relevant observable inputs for a security are not available.

In August 2016, the Company purchased a convertible debt security issued by a nonpublic entity for $15.0 million and has classified the security as available-for-sale.  This available-for-sale debt security is measured at fair value each reporting period, with unrealized gains and losses recorded in other comprehensive income. The Company measures its fair value using an income approach that incorporates probability-weighted outcomes.  The Company has classified this investment as Level 3 due to the lack of observable market data over fair value inputs such as the fair value of the nonmarketable equity shares underlying the conversion option. Changes in the estimated fair value of the nonmarketable equity shares underlying the conversion option contribute to changes in the fair value of the available-for-sale debt security.  Additionally, updated estimates of the assessed likelihood of a default by the issuer contribute to changes in the fair value of the available-for-sale debt security  As of September 30, 2016, the fair value of this available-for-sale debt security was $15.0 million. The contractual maturity date is August 18, 2018.

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

Contingent Consideration: At September 30, 2016, a portion of our contingent consideration is associated with an earn-out related to the acquisition of TowerSec. We use a Monte Carlo simulation model (a form of the income approach) in determining the fair value of the contingent consideration. The principal inputs to the approach include our expectations of the achievement of certain targets for awarded business through March 10, 2019, risk-free rates, volatility, credit spreads, and the weighted average cost of capital.  At June 30, 2016, our estimate of the fair value of this contingent consideration liability was $27.7 million.  During the three months ended September 30, 2016, we reconfirmed our estimate of the fair value of this contingent consideration liability.

A portion of our contingent consideration is associated with a $30.0 million earn-out related to the acquisition of Redbend Ltd (“Redbend”). We use a discounted cash flow approach (a form of the income approach) in determining the fair value of the contingent consideration. The principal inputs to the approach include our expectations of the achievement of Redbend’s cumulative bookings target for awarded business from January 1, 2015 through December 31, 2016 and a discount rate that begins with our weighted average cost of capital and adjusts for the risks associated with the underlying cumulative bookings target for awarded business outcome, the functional form of the payout and our credit risk associated with making the payment. At June 30, 2016, our estimate of the fair value of this contingent consideration liability was $18.4 million.  During the three months ended September 30, 2016, we revised our estimate of the fair value of this contingent consideration liability to $30.0 million.

A portion of our contingent consideration is associated with a $10.0 million earn-out related to the acquisition of Southern Vision Systems, Inc. (“SVSI”). We use a discounted cash flow approach (a form of the income approach) in determining the fair value of the contingent consideration. The principal input to the approach is our expectation of the achievement of SVSI’s contribution margin targets related to the sale of certain products through June 30, 2018. At June 30, 2016, our estimate of the fair value of this contingent consideration liability was $3.0 million.  During the three months ended September 30, 2016, we made a payment of approximately $2.1 million related to fiscal year 2016 results.  We also reconfirmed our $0.9 million estimate of the fair value of this contingent consideration liability as of September 30, 2016.

A portion of our contingent consideration is associated with an earn-out related to our acquisition of Duran Audio BV (“Duran”). We use a probability-weighted discounted cash flow approach (a form of the income approach) in determining the fair value of the contingent consideration. The principal inputs to the approach include our expectations of Duran’s gross profit related to the sale of certain specified products through June 30, 2020 and a discount rate that begins with our weighted average cost of capital and adjusts for the risks associated with the underlying Duran gross profit outcome, the functional form of the payout and our credit risk associated with making the payment.  At June 30, 2016, our estimate of the fair value of this contingent consideration liability was $1.6 million.  During the three months ended September 30, 2016, we made a payment of approximately $0.1 million related to fiscal year 2016 results.  We also reconfirmed our $1.5 million estimate of the fair value of this contingent consideration liability as of September 30, 2016.

A portion of our contingent consideration is associated with an earn-out related to the acquisition of I.P.S.G International Product Solution Group Pty Ltd. and VFX Systems Pty Ltd. (collectively “IPSG/VFX”). We determined the fair value of the contingent consideration based on our expectations of IPSG/VFX’s gross profit related to the sale of certain specified products through June 30, 2017.  At June 30, 2016, our estimate of the fair value of this contingent consideration liability was $0.  During the three months ended September 30, 2016, we reconfirmed our estimate of the fair value of this contingent consideration liability.

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

The following table provides the carrying value for assets and liabilities measured on a non-recurring basis, all of which are measured under Level 3 of the fair value hierarchy, and the losses recorded during the periods presented. There were no gains or losses recognized in the three months ended September 30, 2016 and 2015.

Description of Assets	September 30, 2016	June 30, 2016
Equity method investments	$2,156	$1,175
Goodwill	1,511,380	1,510,279
Long-lived assets	1,057,099	1,069,574
Total	$2,570,635	$2,581,028

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

Note 15 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of the following:

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	Pre-Tax	Net of Tax	Pre-Tax	Net of Tax
Foreign currency translation gains (losses)	$3,391	$3,391	$(33,342)	$(33,342)
Changes in hedging derivatives:
Reclassifications from AOCI into income (effective portion)(1)	(20,093)	(15,978)	(22,257)	(17,293)
Reclassifications from AOCI into income (effective portion)(2)	(13)	(10)	-	-
Reclassifications from AOCI into income (effective portion)(3)	5	4	(5)	(4)
Reclassifications from AOCI into income (effective portion)(6)	(618)	(491)	-	-
(Losses) gains recognized in AOCI (effective portion)	(1,669)	(1,328)	9,981	7,755
Other gains (losses)	6	4	(54)	(41)
Change in hedging derivatives	(22,382)	(17,799)	(12,335)	(9,583)
Pension liability adjustment:
Amortization of prior service cost(4)	214	141	247	152
Amortization of net loss(4)	1,052	693	1,315	812
Expected return on plan assets(4)	(28)	(18)	(31)	(19)
Other losses (5)	(533)	(351)	(2,637)	(1,628)
Pension liability adjustment	705	465	(1,106)	(683)
Unrealized gains (losses) on available-for-sale securities	1,592	1,016	(134)	(85)
Other comprehensive loss	(16,694)	(12,927)	(46,917)	(43,693)
Other comprehensive loss attributable to Harman International Industries, Incorporated	$(16,694)	$(12,927)	$(46,917)	$(43,693)

(1)	Reclassified to Cost of sales in our Condensed Consolidated Statements of Income. Refer to Note 13 – Derivatives for more information.
(2)	Reclassified to SG&A in our Condensed Consolidated Statements of Income. Refer to Note 13 – Derivatives for more information.
(3)	Reclassified to Interest expense, net in our Condensed Consolidated Statements of Income. Refer to Note 13 – Derivatives for more information.
(4)	Reclassified to SG&A in our Condensed Consolidated Statements of Income. Refer to Note 17 – Retirement Benefits for more information.
(5)	Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits included in AOCI.
(6)	Reclassified to Foreign exchange gains, net in our Condensed Consolidated Statements of Income. Refer to Note 13–Derivatives for more information.

AOCI: At September 30, 2016 and June 30, 2016 AOCI consisted of the following:

Income/(Loss):	September 30, 2016	June 30, 2016
Cumulative translation adjustment	$(118,627)	$(122,018)
Pension liability adjustment	(57,980)	(58,445)
Unrealized gains on hedging derivatives	86,092	103,891
Unrealized gains (losses) on available-for-sale securities	347	(669)
Total AOCI	$(90,168)	$(77,241)

At September 30, 2016, we had approximately $9.0 million and $62.4 million of investments included in Other current assets and Non-current assets, respectively, in our Condensed Consolidated Balance Sheets that have been classified as available-for-sale securities. At June 30, 2016, we had approximately $8.9 million and $45.6 million of investments included in Other current assets and Non-current assets, respectively, in our Condensed Consolidated Balance Sheets that have been classified as available-for-sale securities. These securities are recorded at fair value with realized gains and losses recorded in income and unrealized gains and losses recorded in AOCI, net of taxes.

Note 16 – Restructuring Program

Our restructuring program that is designed to improve our global footprint, cost structure, technology portfolio, human resources and internal processes continues. For the three months ended September 30, 2016 and 2015, we continued to refine existing programs and launched significant new programs focused on achieving further productivity improvements to: (i) optimize certain research and development, supply chain and administrative functions; (ii) outsource certain manufacturing capabilities; (iii) divest or sublease facilities no longer needed to support current operations; and (iv) relocate certain functions to best cost countries.

A summary and components of our restructuring initiatives are presented below and include accruals for new programs as well as revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Severance Related Costs	Third Party Contractor Termination Costs	Facility Closure and Other Related Costs	Asset Impairments(1)	Total
Liability, June 30, 2016	$18,068	$435	$5,691	$-	$24,194
Expense(2)	11,451	-	1,123	68	12,642
Accumulated depreciation offset	-	-	-	(68)	(68)
Payments	(4,138)	-	(1,293)	-	(5,431)
Foreign currency translation	103	4	1	-	108
Liability, September 30, 2016	$25,484	$439	$5,522	$-	$31,445
Liability, June 30, 2015	$60,789	$-	$4,590	$-	$65,379
Expense(2)	(976)	-	150	2,024	1,198
Accumulated depreciation offset	-	-	-	(2,024)	(2,024)
Payments	(10,384)	-	(649)	-	(11,033)
Foreign currency translation	129	-	2	-	131
Liability, September 30, 2015	$49,558	$-	$4,093	$-	$53,651

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

Restructuring liabilities are recorded in Accrued liabilities and Other non-current liabilities in our Condensed Consolidated Balance Sheets.

Restructuring expenses by reporting business segment are presented below:

	Three Months Ended September 30,
	2016	2015
Connected Car	$1,413	$(795)
Lifestyle Audio	2,620	315
Professional Solutions	8,473	(346)
Connected Services	68	-
Other	-	-
Total	12,574	(826)
Asset Impairments	68	2,024
Total	$12,642	$1,198

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

The SERP is an unfunded plan for tax purposes and under the Employee Retirement Income Security Act of 1974 (“ERISA”) all obligations arising under the SERP are payable from our general assets. To assist in the funding of the benefits under the SERP, we maintain assets in an irrevocable trust whereby the use of these assets is restricted to funding our future benefit obligations under the SERP. These assets are not plan assets of the SERP, therefore, in the event of bankruptcy, the assets become unrestricted and the SERP would become a general creditor of our company. The assets and liabilities, and earnings and expenses, of the irrevocable trust are consolidated in our condensed consolidated financial statements. As of September 30, 2016 and June 30, 2016, there were $94.7 million and $92.7 million, respectively, of total assets included in the irrevocable trust of which $0.1 million in each period consisted of Cash and cash equivalents, $41.0 million and $40.8 million, respectively, consisted of the cash surrender value of life insurance policies and $53.6 million and $51.8 million, respectively, consisted of equity and fixed income mutual funds, which are classified as available-for-sale securities.

The following table presents the components of net periodic benefit cost for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015
Service cost	$1,654	$1,434
Interest cost	1,226	1,727
Expected return on plan assets	(28)	(31)
Amortization of prior service cost	214	247
Amortization of net loss	1,052	1,315
Curtailments and settlements	-	(92)
Net periodic benefit cost	$4,118	$4,600

During the three months ended September 30, 2016 and 2015, we made contributions of $2.6 million and $2.4 million, respectively, to the defined benefit pension plans which were paid to participants.  We expect to make approximately $7.7 million in contributions for the remainder of the fiscal year ending June 30, 2017.

Note 18 – Business Segment Data

Effective July 1, 2016, we revised our business segments in order to better align them with our strategic approach to the markets and customers we serve. Prior period segment amounts throughout the condensed consolidated financial statements have been reclassified to the new segment structure. The reclassification of historical business segment information had no impact on our basic financial statements.

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

Lifestyle Audio

Our Lifestyle Audio segment designs, manufactures and markets car audio systems for vehicle applications to be installed primarily as original equipment by automotive manufacturers, as well as a wide range of consumer audio products including mid-to high-end loudspeaker and electronics, headphones, embedded audio products for consumer electronics and branded portable wireless speakers. Our Lifestyle Audio segment also now includes our car audio aftermarket services business which was previously included in our Connected Services segment. We believe that we continue to redefine audio excellence for the home, the car and on-the-go listening. Our Lifestyle Audio products are marketed worldwide under renowned brand names including AKG®, Harman/Kardon®, Infinity®, JBL®, JBL Professional, JBL Synthesis®, Lexicon®, Mark Levinson® and Revel®.  We also have rights to use the Bowers & Wilkins®, Bang & Olufsen® and Canton® brand names within the automotive space. Global customers for our premium car audio systems include Aston Martin, BMW, Brilliance, Chang’an, Daimler, Dongfeng, Fiat Chrysler Automobiles, Ford, Geely, General Motors, Great Wall, Hyundai, McLaren, PSA Peugeot Citroën, SAIC, Subaru, Tesla, Toyota/Lexus and the Volkswagen Group. Our car audio products feature innovative technologies such as Clari-FiTM, HALOsonicTM and Quantum Logic Surround™.  Our consumer audio products are sold in mass-market retail stores such as Apple, Best Buy, Target, Media Markt and Fnac, specialty audio stores, Harman stores, through online retailers such as Amazon.com, and directly online at Harmanaudio.com.

Professional Solutions

Our Professional Solutions segment designs, manufactures and markets an extensive range of audio, lighting, video and control, and automation solutions for entertainment and enterprise applications, including live concerts and festivals, stadiums, airports, hotels and resorts, conference centers, educational institutions, command centers and houses of worship. We offer a variety of products, including loudspeakers, amplifiers, digital signal processors, microphones, headphones, mixing consoles, guitar pedals, lighting, video and control, and enterprise automation solutions. Our Professional Solutions audio products are used at important events in prestigious venues, such as the GRAMMY® Awards, the Emmy® Awards, the Super Bowl®, the Oscars®, the MTV® Video Music Awards, the Country Music Awards®  and Yankee Stadium. Our Professional Solutions products are marketed globally under a number of well-established brand names, including AKG, AMX®, BSS®, Crown®, dbx®, DigiTech®, JBL Professional, Lexicon, Martin®, Soundcraft® and Studer®.

Connected Services

Our Connected Services segment includes the operating results of STC, and Redbend and our automotive services business. Our Connected Services segment creates innovative software solutions that integrate design, mobility, cloud and analytics and brings the benefits of the connected world to the automotive, retail, mobile, healthcare, media and consumer electronics markets. Our Connected Services segment offers services and solutions in order to help customers understand and visualize their data so they can make faster and more informed decisions, cloud-enable their businesses, support technical agility and exploit omni-channel strategies. Our Connected Services segment customers include BMW, British Telecom, Daimler, Jaguar Land Rover, Microsoft, Polycom and the Volkswagen Group

Other

Other includes compensation, benefits and occupancy costs for corporate employees, net of reporting segment allocations, expenses associated with new technology innovation and our corporate brand identity campaign.

The following table reports Net sales and Operating income (loss) by each reporting segment for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015
Net sales:
Connected Car	$797,117	$755,483
Lifestyle Audio	568,382	476,071
Professional Solutions	240,223	247,106
Connected Services	166,671	159,912
Other	-	39
Eliminations **	(12,871)	(7,723)
Total	$1,759,522	$1,630,888
Operating income (loss):
Connected Car	$94,918	$87,219
Lifestyle Audio	78,682	47,253
Professional Solutions	11,682	25,685
Connected Services	1,563	5,631
Other	(36,034)	(34,321)
Total	$150,811	$131,467

	Three Months Ended September 30, 2016
	Net Sales	Eliminations **	Third Party Sales
Net sales:
Connected Car	$797,117	$(16)	$797,101
Lifestyle Audio	568,382	(690)	567,692
Professional Solutions	240,223	(483)	239,740
Connected Services	166,671	(11,682)	154,989
Other	-	-	-
Eliminations **	(12,871)	12,871	-
Total	$1,759,522	$-	$1,759,522

	Three Months Ended September 30, 2015
	Net Sales	Eliminations **	Third Party Sales
Net sales:
Connected Car	$755,483	$-	$755,483
Lifestyle Audio	476,071	(530)	475,541
Professional Solutions	247,106	(773)	246,333
Connected Services	159,912	(6,420)	153,492
Other	39	-	39
Eliminations **	(7,723)	7,723	-
Total	$1,630,888	$-	$1,630,888

 **Represents elimination of inter-segment activity.

Note 19 – Significant Customers

Presented below are the percentages of net sales to, and net accounts receivables due from, customers who represent ten percent or more of our net sales or net accounts receivable, as follows:

	Net Sales		Accounts Receivable, Net
	Three Months Ended
	September 30,		September 30,	June 30,
	2016	2015	2016	2016
BMW	13%	14%	9%	9%
Fiat Chrysler Automobiles	15%	15%	17%	17%
The Volkswagen Group	12%	15%	8%	9%
Other customers	60%	56%	66%	65%
Total	100%	100%	100%	100%

Note 20 – Commitments and Contingencies

At September 30, 2016, we were subject to legal claims and litigation arising in the ordinary course of business, including the matter described below. The outcome of this legal action cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such action is either without merit or will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

On September 5, 2012, the Court heard oral arguments on defendants’ motion to dismiss. At the request of the Court, on September 24, 2012, each side submitted a supplemental briefing on defendants’ motion to dismiss. On January 17, 2014, the Court granted a motion to dismiss, without prejudice. The Lead Plaintiff appealed this ruling to the U.S. Court of Appeals for the District of Columbia Circuit (the “Court of Appeals”) and, on June 23, 2015, the District Court’s ruling was reversed and remanded for further proceedings. On July 23, 2015, the defendants filed a motion for a rehearing en banc before the Court of Appeals, which was denied on August 26, 2015. The defendants filed a petition for a writ of certiorari seeking U.S. Supreme Court review on November 24, 2015, which was denied on February 29, 2016. Discovery in this matter is ongoing.

Connected Car Supply Arrangements

We have arrangements with our Connected Car customers to provide products that meet predetermined technical specifications and delivery dates. In the event that we do not satisfy the performance obligations under these arrangements, we may be required to indemnify the customer. We accrue for any loss that we expect to incur under these arrangements when that loss is probable and can be reasonably estimated.  For the three months ended September 30, 2016 and 2015, we recognized $0.9 million of costs relating to delayed delivery of product to a Connected Car customer and $3.9 million of gains related to losses we no longer expect to incur, respectively. An inability to meet performance obligations on connected car platforms to be delivered in future periods could adversely affect our results of operations, cash flows and financial condition in future periods.

Note 21 – Related Party Transactions

Singularity University

In fiscal year 2015, we joined Singularity University’s Innovation Partnership Program, which is an innovation ecosystem for Fortune 500 companies to collaborate in the areas of technology, entrepreneurship, innovation and business strategy. In fiscal year 2015, we also purchased a Corporate Labs Membership from Singularity University (“Singularity”), providing Harman with access to educational programs, facilities and network connections. Payments to Singularity in fiscal years 2016 and 2015 totaled, in the aggregate, approximately $415,000 and $575,000, respectively. Robert Nail, who was appointed as a member of our Board of Directors on September 15, 2015, is an Associate Founder and the Chief Executive Officer of Singularity. He owns approximately 5.6% of the outstanding equity of Singularity.

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

The total cost of the TowerSec Acquisition was allocated on a preliminary basis, subject to final allocation, to the assets acquired and liabilities assumed based on their fair values at the TowerSec Acquisition Date, as follows:

March 10, 2016
Cash and cash equivalents	$472
Other current assets	84
Total current assets	556
Property, plant and equipment	205
Goodwill	69,438
Intangible assets	4,600
Other non-current assets	89
Total assets	74,888
Accounts payable	119
Accrued liabilities	66
Total current liabilities	185
Other non-current liabilities	3,723
Total liabilities	3,908
Net assets	$70,980

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

Southern Vision Systems, Inc.

On June 10, 2015 (the “SVSI Acquisition Date”), Harman Professional, Inc., our wholly-owned subsidiary, acquired all of the issued and outstanding shares of SVSI (the “SVSI Acquisition”), a developer, manufacturer and marketer of audio/video over internet protocol products and services, for a total purchase price of $20.0 million, subject to certain adjustments (the “SVSI Adjustments”). On the SVSI Acquisition Date we paid $19.5 million which excludes $2.4 million for certain indemnification holdbacks. These holdbacks will be released within 18 months of the SVSI Acquisition Date if not used. The SVSI Adjustments were finalized during the three months ended September 30, 2015 and we recorded an increase to the purchase price of approximately $0.1 million. The SVSI Acquisition is also subject to an earn-out of up to $10.0 million to be paid in fiscal years 2017, 2018 and 2019, based upon the achievement of certain contribution margin targets related to the sale of certain products through fiscal year 2018. Our estimate of the fair value of this contingent consideration liability is $3.0 million at the end of the measurement period for this acquisition. During the three months ended September 30, 2016, we made a contingent consideration payment of $2.1 million related to fiscal year 2016 results. Refer to Note 14- Fair Value Measurements for more information on our ongoing evaluation of this contingent consideration liability.

 Bang & Olufsen Automotive Assets

On June 1, 2015 (the “B&O Acquisition Date”), we acquired certain automotive assets and liabilities of Bang &Olufsen A/S (“B&O”), a developer of home audio systems and car audio solutions, including a perpetual exclusive license to use the Bang & Olfusen and B&O Play® trademarks, for a total purchase price of €150.8 million (the “B&O Preliminary Purchase Price”) or approximately $165.7 million (the “B&O Acquisition”), subject to a final purchase price adjustment (the “B&O Adjustment”). On the B&O Acquisition Date, we paid the B&O Preliminary Purchase Price, of which €12.5 million was placed in escrow for certain indemnification matters, which will be released within 15 months of the B&O Acquisition Date if not used. The B&O Adjustment was finalized during the three months ended September 30, 2015 and we recorded a decrease to the purchase price of approximately €0.5 million or $0.5 million. During the three months ended September 30, 2016, the €12.5 million placed in escrow was released to the sellers.

Symphony Teleca Corporation

On April 8, 2015 (the “STC Acquisition Date”), we acquired all of the outstanding shares of Symphony Teleca Corporation (“STC”) (the “STC Acquisition”), a global software services company, that provides software, engineering and integration services, for an estimated total base purchase price of $720.8 million (the “STC Purchase Price”), of which $491.5 million was paid at closing, consisting of $299.7 million in cash and $191.8 million in shares of our common stock. Approximately $115.6 million of third-party debt was assumed and paid off at closing and we also acquired $61.9 million of cash, of which $14.8 million was restricted, related to the acquisition of the remaining portion of a non-controlling interest that we did not own at the STC Acquisition Date. The STC Acquisition was subject to an earn-out which was based upon STC’s calendar year 2015 revenue. The STC Acquisition was also subject to a final base purchase price adjustment (the “Final Base Purchase Price Adjustment”) comprised of both a net debt and net working capital component which was estimated to be $0.

During the fiscal year ended June 30, 2016, the calculation of the remainder of the STC Purchase Price and the earn-out (the “Additional Payments”) of $231.1 million and $23.3 million, respectively, and the Final Base Purchase Price Adjustment of $0 were finalized and settled in cash. There is a $42.0 million holdback related to specified indemnification matters which was withheld from our settlement of the Additional Payments. There are also holdbacks of $31.2 million and $21.0 million which were placed in separate escrow accounts to be used for other specified indemnification matters. The amounts placed in escrow or withheld from the Additional Payments will be released based on certain defined events.

Red Bend Ltd.

On February 26, 2015 (the “Redbend Acquisition Date”), Harman Becker Kft acquired all of the outstanding shares of Redbend, a provider of software management technology for connected devices, over-the-air software and firmware upgrading services, in a cash and stock transaction valued at approximately $195.3 million (the “Redbend Acquisition”), of which $71.0 million was paid in cash and $124.3 million was paid in shares of our common stock (the “Redbend Purchase Price”), subject to certain adjustments (the “Post-Closing Adjustment”). Approximately $5.6 million of third party debt was assumed and paid off at the closing. The Redbend Acquisition is also subject to an earn-out of up to $30.0 million to be paid in the third quarter of fiscal year 2017, based upon the achievement of Redbend’s cumulative bookings target for awarded business from January 1, 2015 through December 31, 2016. Our estimate of the fair value of this contingent consideration liability is $20.9 million at the end of the measurement period. Refer to Note 14- Fair Value Measurements for more information on our ongoing evaluation of this contingent consideration liability.  Our final calculation of the Post-Closing Adjustment was $0.4 million, which was paid during the fiscal year ended June 30, 2015. Approximately $16.0 million of the Redbend Purchase Price was placed in escrow for certain indemnification matters which will be released within 18 months of the Redbend Acquisition Date if not used. During the three months ended September 30, 2016, approximately $15.4 million of the amounts placed in escrow were released to the sellers.

S1nn GmbH & Co. KG

On February 1, 2015 (the “S1nn Acquisition Date”), Harman Becker Automotive Systems GmbH (“HBAS”), our indirect wholly-owned subsidiary, acquired all of the issued and outstanding shares of S1nn GmbH & Co. KG (“S1nn”), a developer of infotainment systems, connectivity and car audio solutions, for a total purchase price of €49.0 million or approximately $55.4 million, which includes €4.1 million, or approximately $4.6 million, placed in escrow for certain indemnification holdbacks. During the three months ended September 30, 2016, €2.6 million or approximately $2.9 million of the amounts placed in escrow were released to the sellers. The remaining €1.5 million or approximately $1.7 million was released to us for specified indemnification matters.

I.P.S.G./VFX

On December 30, 2014 (the “IPSG/VFX Acquisition Date”), Harman International Industries Pty. Ltd., our indirect wholly-owned subsidiary, acquired all of the outstanding shares of IPSG/VFX (the “IPSG/VFX Acquisition”), a developer, manufacturer and distributor of audio products, for an aggregate purchase price of $5.0 million, less certain adjustments determined at the IPSG/VFX Acquisition Date (the “IPSG/VFX Purchase Price”), which was paid in cash on the IPSG/VFX Acquisition Date. The IPSG/VFX Acquisition is subject to cumulative earn-outs of up to $8.0 million payable primarily based on expectations of the gross profit of IPSG/VFX (the “IPSG/VFX Contingent Consideration”). The IPSG/VFX Purchase Price and the IPSG/VFX Contingent Consideration are subject to a holdback of 15 percent payable contingent upon the outcome of certain events within 18 months of the IPSG/VFX Acquisition Date. During the three months ended September 30, 2016, a holdback of $0.7 million was released to the sellers. Our preliminary value of the IPSG/VFX Contingent Consideration liability was $0 at the end of the measurement period for this acquisition. Refer to Note 14- Fair Value Measurements for more information on our ongoing evaluation of this contingent consideration liability.

Note 23 – Accounts Payable

Beginning in fiscal year 2015, we entered into an agreement with a third party to provide an accounts payable tracking system which allows participating suppliers to sell our payment obligations to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more of our payment obligations prior to their scheduled due dates, at a discounted price, to participating financial institutions. Our goal in entering into this agreement is to capture overall supplier savings, in the form of pricing and payment terms, created by facilitating the supplier’s ability to sell payment obligations, while providing them with greater working capital flexibility. We have no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. Our obligations to our suppliers, including amounts due and scheduled payment dates, are not impacted by a supplier’s decision to sell amounts under this arrangement; however, our right to offset balances due from suppliers against payment obligations is restricted by this agreement for those payment obligations that have been sold by suppliers. As of September 30, 2016 and June 30, 2016, $399.1 million and $316.6 million, respectively, of our outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $179.8 million and $149.6 million, respectively, of those payment obligations to participating financial institutions.

Note 24 – Subsequent Events

Dividend Declaration

On November 3, 2016 we declared a cash dividend of $0.35 per share for the quarter ended September 30, 2016. The quarterly dividend will be paid on November 30, 2016 to each stockholder of record as of the close of business on November 14, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Effective July 1, 2016, we revised our business segments in order to better align them with our strategic approach to the markets and customers we serve. Our car audio aftermarket services business, which had previously been included within our Connected Services segment, is now included in our Lifestyle Audio segment.

Prior period segment amounts throughout the condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations have been reclassified to conform to the current segment structure. The reclassification of historical business segment information had no impact on our basic financial statements.

The following discussion should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the fiscal year ended June 30, 2016 (our “2016 Annual Report”). This discussion contains forward-looking statements which are based on our current expectations and experience and our perception of historical trends, current market conditions, including customer acceptance of our new products, current economic data, expected future developments, foreign currency exchange rates, and other factors that we believe are appropriate under the circumstances. These statements involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements. Unless otherwise indicated, “Harman,” “Company,” “we,” “our,” and “us” are used interchangeably to refer to Harman International Industries, Incorporated and its consolidated subsidiaries. All amounts are in thousands unless otherwise indicated.

Executive Overview

We believe we are a leader in the design and engineering of connected products and solutions for automakers, consumers and enterprises worldwide, including connected car systems, audio and visual products, enterprise automation solutions and connected services. We have developed, both internally and through a series of strategic acquisitions, a broad range of product offerings sold under renowned brand names in our principal markets. Our AKG®, AMX®, Crown®, Harman/Kardon®, Infinity®, JBL®, JBL Professional, JBL Synthesis®, Lexicon®, Mark Levinson®, Martin®, Revel®, Soundcraft® and Studer® brand names are well known worldwide for premium quality and performance. Our software solutions power mobile devices and systems that are designed to be connected, integrated, personalized and adaptive across all platforms, from work and home, to car and mobile.

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

Our management uses the amount of our awarded business for short- and long-term budgeting and forecasting, development of earnings guidance and for planning future corporate investment and other activities, such as capital expenditures and restructuring. Our awarded business is also an input used to approximate our enterprise value. We believe our investors utilize this information for a number of reasons, including evaluating our future financial performance over time, to model our financial results of operations, to understand the risks inherent in our current operating plan, and as an input to approximate our enterprise value. However, our estimates of awarded automotive business are forward-looking statements and may not actually be achieved. See the risk factor “We may not realize sales represented by awarded business” in Item 1A “Risk Factors” of Part I of our 2016 Annual Report.

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

We believe opportunities exist to grow our business in all of our business segments in emerging markets such as Brazil, Russia, India and China (“BRIC”). During the three months ended September 30, 2016, BRIC sales increased $90.8 million to $312.9 million, an increase of 40.9 percent over the same period in the prior fiscal year.

We continue to roll out our global marketing campaign featuring some of the world’s most prominent organizations, artists, celebrities and athletes such as the National Basketball Association, Stephen Curry, Quincy Jones, DNCE, and Linkin Park, in order to increase brand awareness and support growth and market share gains across our entire business.

Critical Accounting Policies

Recently Adopted Accounting Standards

For the three months ended September 30, 2016, there were no significant changes to our critical accounting policies and estimates from those disclosed in the consolidated financial statements and the related notes included in our 2016 Annual Report, except for recently adopted accounting standards disclosed in Note 2 – New Accounting Standards in the Notes to the Condensed Consolidated Financial Statements for the three months ended September 30, 2016.

Recently Issued Accounting Standards

Refer to Note 2 – New Accounting Standards in the Notes to the Condensed Consolidated Financial Statements for a summary of recently issued accounting standards.

Results of Operations

Net Sales

Net sales for the three months ended September 30, 2016 were $1.760 billion compared to $1.631 billion in the same period in the prior year, an increase of 7.9 percent on both a nominal and constant currency basis. Net sales increased due to growth in our Lifestyle Audio, Connected Car, and Connected Services segments primarily due to the impact of strong demand for connected smart audio products in consumer audio and growth in our automotive businesses offset by a decrease in net sales in our Professional Solutions segment and unfavorable foreign currency translation of $0.7 million.

A summary of our net sales by business segment is presented below:

	Three Months Ended September 30,
	2016	%	2015	%
Net sales:
Connected Car	$797,117	45.3%	$755,483	46.3%
Lifestyle Audio	568,382	32.3%	476,071	29.2%
Professional Solutions	240,223	13.7%	247,106	15.2%
Connected Services	166,671	9.5%	159,912	9.8%
Other	-	0.0%	39	0.0%
Eliminations**	(12,871)	-0.8%	(7,723)	-0.5%
Total	$1,759,522	100%	$1,630,888	100%

**	Represents elimination of inter-segment activity

Connected Car – Net sales for the three months ended September 30, 2016 increased $41.6 million, or 5.5 percent, compared to the same period in the prior year, or 5.3 percent excluding foreign currency translation. The increase in net sales was driven by higher take rates, stronger automotive production and favorable foreign currency translation of $1.4 million.

Lifestyle Audio – Net sales for the three months ended September 30, 2016 increased $92.3 million, or 19.4 percent, compared to the same period in the prior year, or 19.0 percent excluding foreign currency translation. The increase in net sales was driven by strong demand for connected, smart audio products, higher take rates and stronger automotive production in car audio, and favorable foreign currency translation of $1.6 million.

Professional Solutions – Net sales for the three months ended September 30, 2016 decreased $6.9 million, or 2.8 percent, compared to the same period in the prior year, or 2.3 percent excluding foreign currency translation due to weak demand and unfavorable foreign currency translation of $1.1 million.

Connected Services – Net sales for the three months ended September 30, 2016 increased $6.8 million, or 4.2 percent, compared to the same period in the prior year, or 6.0 percent excluding foreign currency translation. The increase in net sales was primarily driven by higher demand for automotive services, partially offset by unfavorable foreign currency translation of $2.7 million.

Gross Profit

Gross profit as a percentage of net sales increased 0.9 percentage points to 30.8 percent for the three months ended September 30, 2016 compared to 29.9 percent in the same period in the prior year. The increase in overall gross profit as a percentage of net sales was driven by our Lifestyle Audio and Connected Car segments partially offset by decreases in overall gross profit as a percentage of net sales in our Professional Solutions and Connected Services segments.

A summary of our gross profit by business segment is presented below:

	Three Months Ended September 30,
	2016	Percentage of Net Sales	2015	Percentage of Net Sales
Gross profit:
Connected Car	$197,840	24.8%	$177,813	23.5%
Lifestyle Audio	200,838	35.3%	154,273	32.4%
Professional Solutions	94,083	39.2%	102,405	41.4%
Connected Services	51,802	31.1%	54,167	33.9%
Other	(478)	*	44	*
Eliminations**	(2,814)	*	(1,304)	*
Total	$541,271	30.8%	$487,398	29.9%

*	Percent not meaningful.
**	Represents elimination of inter-segment activity

Connected Car – Gross profit as a percentage of net sales increased 1.3 percentage points to 24.8 percent for the three months ended September 30, 2016 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was primarily due to the impact of higher sales volume leveraging a more efficient fixed production cost base.

Lifestyle Audio – Gross profit as a percentage of net sales increased 2.9 percentage points to 35.3 percent for the three months ended September 30, 2016 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was primarily due to margin expansion in car audio as a result of operating leverage and manufacturing excellence.

Professional Solutions – Gross profit as a percentage of net sales decreased 2.2 percentage points to 39.2 percent for the three months ended September 30, 2016 compared to the same period in the prior year. The decrease in gross profit as a percentage of net sales was primarily due to product mix.

Connected Services – Gross profit as a percentage of net sales decreased 2.8 percentage points to 31.1 percent for the three months ended September 30, 2016 compared to the same period in the prior year. The decrease in gross profit as a percentage of net sales was primarily due to higher revenue on high margin engineering change orders in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $390.5 million for the three months ended September 30, 2016 compared to $355.9 million in the same period in the prior year, an increase of $34.5 million. As a percentage of net sales, SG&A increased 0.4 percentage points in the three months ended September 30, 2016 compared to the same period in the prior year. The increase in SG&A was primarily in support of increased net sales, higher restructuring expenses and an increase in a contingent consideration liability related to an acquisition, partially offset by tighter expense controls and favorable foreign currency translation of $0.1 million. RD&E increased $1.4 million to $109.4 million, or 6.2 percent of net sales, in the three months ended September 30, 2016, compared to $107.9 million, or 6.6 percent of net sales, in the same period in the prior year primarily due to higher gross spending to support awarded business and unfavorable foreign currency translation of $0.3 million.

A summary of SG&A by business segment is presented below:

	Three Months Ended September 30,
	2016	Percentage of Net Sales	2015	Percentage of Net Sales
SG&A:
Connected Car	$102,923	12.9%	$90,595	12.0%
Lifestyle Audio	122,156	21.5%	107,021	22.5%
Professional Solutions	82,401	34.3%	76,719	31.0%
Connected Services	50,238	30.1%	48,535	30.4%
Other	35,556	*	34,365	*
Eliminations **	(2,814)	*	(1,304)	*
Total	$390,460	22.2%	$355,931	21.8%

*	Percent not meaningful.
**	Represents elimination of inter-segment activity

Connected Car – SG&A increased $12.3 million to $102.9 million for the three months ended September 30, 2016 compared to the same period in the prior year. The increase in SG&A was primarily in support of increased net sales, higher restructuring expenses, and unfavorable foreign currency translation of $0.3 million. As a percentage of net sales, SG&A increased 0.9 percentage points to 12.9 percent for the three months ended September 30, 2016 compared to the same period in the prior year. RD&E decreased $0.9 million to $48.3 million, or 6.1 percent of net sales, in the three months ended September 30, 2016, compared to $49.3 million, or 6.5 percent of net sales, in the same period in the prior year primarily due to higher customer reimbursements partially offset by unfavorable foreign currency translation of $0.2 million.

Lifestyle Audio – SG&A increased $15.1 million to $122.2 million for the three months ended September 30, 2016 compared to the same period in the prior year. The increase in SG&A was primarily in support of increased net sales, including higher selling and marketing expenses related to our brand identity campaign, higher RD&E and unfavorable foreign currency translation of $0.4 million. As a percentage of net sales, SG&A decreased 1.0 percentage point to 21.5 percent for the three months ended September 30, 2016 compared to the same period in the prior year. RD&E increased $6.2 million to $34.9 million, or 6.1 percent of net sales, in the three months ended September 30, 2016 compared to $28.7 million, or 6.0 percent of net sales in the same period in the prior year due to higher gross spending to support awarded business and unfavorable foreign currency translation of $0.1 million.

Professional Solutions – SG&A increased $5.7 million to $82.4 million for the three months ended September 30, 2016 compared to the same period in the prior year. The increase in SG&A was primarily due to higher restructuring expenses, partially offset by tighter cost controls and favorable foreign currency translation of $0.3 million. As a percentage of net sales, SG&A increased 3.3 percentage points to 34.3 percent for the three months ended September 30, 2016 compared to the same period in the prior year. RD&E decreased $0.2 million to $17.6 million, or 7.3 percent of net sales, in the three months ended September 30, 2016 compared to $17.8 million, or 7.2 percent of net sales, in the same period in the prior year.

Connected Services – SG&A increased $1.7 million to $50.2 million for the three months ended September 30, 2016 compared to the same period in the prior year primarily due to an increase in a contingent consideration liability related to an acquisition partially offset by lower amortization of our intangible assets, lower RD&E and favorable foreign currency translation of $0.4 million. As a percentage of net sales, SG&A decreased 0.3 percentage points to 30.1 percent for the three months ended September 30, 2016 compared to the same period in the prior year. RD&E decreased $2.1 million to $7.4 million, or 4.4 percent of net sales, in the three months ended September 30, 2016 compared to $9.4 million, or 5.9 percent of net sales, in the same period in the prior year.

Other – Other SG&A includes compensation, benefit and occupancy costs for corporate employees, new technology innovation and expenses associated with our corporate brand identity campaign. Other SG&A increased $1.2 million to $35.6 million in the three months ended September 30, 2016 compared to the same period in the prior year primarily due to increased stock compensation costs.

Restructuring

Our restructuring program that is designed to improve our global footprint, cost structure, technology portfolio, human resources and internal processes continues. For the three months ended September 30, 2016 and 2015, we continued to refine existing programs and launched significant new programs focused on achieving further productivity improvements to: (i) optimize certain research and development, supply chain and administrative functions; (ii) outsource certain manufacturing capabilities; (iii) divest or sublease facilities no longer needed to support current operations; and (iv) relocate certain functions to best cost countries.  For the three months ended September 30, 2016, the total restructuring liability increased $7.3 million to $31.4 million, compared to the same period in the prior year period, primarily due to $12.6 million of expenses incurred for new programs or to refine existing programs offset by payments of $5.4 million. Refer to Note 16 – Restructuring Program in the Notes to the Condensed Consolidated Financial Statements for additional information on our restructuring balance.

Goodwill

Goodwill was $1.511 billion at September 30, 2016 compared with $1.510 billion at June 30, 2016. The increase in goodwill in the three months ended September 30, 2016 versus June 30, 2016 was primarily associated with favorable foreign currency translation of $1.2 million partially offset by a decrease of $0.1 million in connection with the acquisition of TowerSec Ltd. (“TowerSec”).

Refer to Note 8 - Goodwill and Intangible Assets, Net in the Notes to the Condensed Consolidated Financial Statements for additional information on our goodwill balance.

We did not recognize any goodwill impairment charges in our Condensed Consolidated Statements of Income in the three months ended September 30, 2016 and 2015.

Operating Income

Operating income for the three months ended September 30, 2016 was $150.8 million, or 8.6 percent of net sales, compared to operating income of $131.5 million, or 8.1 percent of net sales, in the same period in the prior year. The increase in operating income was primarily due to higher leverage of fixed costs based on higher net sales volumes partially offset by higher SG&A in support of increased net sales, a contingent consideration liability related to an acquisition and higher restructuring expenses.

Interest Expense, Net

Interest expense is reported net of interest income in our Condensed Consolidated Statements of Income. Interest expense, net was $9.3 million and $8.3 million for the three months ended September 30, 2016 and 2015, respectively. Gross interest expense was $10.2 million and $8.8 million for the three months ended September 30, 2016 and 2015, respectively. The non-cash portion of gross interest expense was $0.7 million for the three months ended September 30, 2016 and 2015, respectively. The cash portion of gross interest expense was $9.5 million and $8.1 million in the three months ended September 30, 2016 and 2015, respectively. Interest income was $0.9 million and $0.5 million for the three month periods ended September 30, 2016 and 2015, respectively.

Non-cash interest expense for the three months ended September 30, 2016 and 2015 relates to the amortization of the debt discount and debt issuance costs on the Euro denominated 2.000 Percent Senior Notes due 2022 (the “2.000 Percent Senior Notes”) issued on May 27, 2015 and the U.S. Dollar denominated 4.150 Percent Senior Notes due 2025 (the “4.150 Percent Senior Notes”) issued on May 11, 2015 and the amortization of debt issuance costs on the Multi-Currency Credit Agreement entered into on March 26, 2015 by and among Harman, Harman Holding GmbH & Co. KG (“Harman KG”) and a group of banks (the “2015 Credit Agreement”).

Cash interest expense for the three months ended September 30, 2016 primarily relates to interest on the 2.000 Percent Senior Notes, the 4.150 Percent Senior Notes, and the 2015 Credit Agreement.

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

Foreign Exchange Gains, Net

Foreign currency exchange gains and losses resulting from the remeasurement of certain foreign currency denominated monetary assets and liabilities are included in Foreign exchange gains, net in our Condensed Consolidated Statements of Income.

Miscellaneous, Net

Miscellaneous, net expenses were $2.9 million and $4.0 million for the three months ended September 30, 2016 and 2015, respectively. During the three months ended September 30, 2016, Miscellaneous, net expenses primarily consisted of bank charges.  During the three months ended September 30, 2015, Miscellaneous, net expenses primarily consisted of bank charges, interest expense related to a disputed claim and accretion of certain acquisition consideration liabilities which are payable in the future.

Income Tax Expense, Net

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income. Income tax expense for the three months ended September 30, 2016 and 2015 was $37.4 million and $33.5 million, respectively. The effective tax rate for the three months ended September 30, 2016 and 2015 was 26.8 percent and 27.7 percent, respectively. The decrease in the effective tax rate for the three months ended September 30, 2016, compared to the same period in the prior year was primarily due to income mix and rate differentials between the U.S. and foreign jurisdictions.

We have net deferred tax assets of $108.8 million primarily consisting of deferred deductions, interest and loss carryovers and research and experimentation credits. We have evaluated all available evidence, both positive and negative, and based upon such evidence we continue to believe that our net deferred tax assets are fairly reflected in our Condensed Consolidated Balance Sheets. If the results of our operations do not meet our current expectations, our net deferred tax assets may become impaired.

As of September 30, 2016 unrecognized tax benefits and the related interest were $65.7 million and $2.9 million, respectively, all of which would affect the tax rate if recognized. During the three months ended September 30, 2016, $0.4 million of tax reserves were established on new uncertain tax positions. Related interest on prior year exposures was increased by $0.1 million.

Financial Condition

Liquidity and Capital Resources

We primarily finance our working capital requirements through cash generated by operations, the 2015 Credit Agreement, and trade credit. Cash and cash equivalents were $511.7 million at September 30, 2016 compared to $602.3 million at June 30, 2016. During the three months ended September 30, 2016, our cash and cash equivalents balance decreased $90.6 million. The decrease in cash was due to repayments of long-term debt, payments related to capital expenditures, dividends, repurchases of common stock under our board authorized share buyback programs and related to our share-based compensation arrangements, payment of contingent consideration, and the purchase of a convertible debt security, partially offset by net cash provided by operating activities. We also used cash to make investments in our manufacturing facilities, fund product development and meet the working capital needs of our business segments.

At September 30, 2016 and June 30, 2016, there was approximately $483.0 million and $523.0 million, respectively, of outstanding borrowings, which are included in our Condensed Consolidated Balance Sheets as Borrowings under the 2015 Credit Agreement. At September 30, 2016 and June 30, 2016 there were $4.1 million of outstanding letters of credit under the 2015 Credit Agreement. At September 30, 2016 and June 30, 2016, unused available credit under the 2015 Credit Agreement was $712.9 million and $672.9 million, respectively. In connection with the 2015 Credit Agreement, we incurred $3.0 million of fees and other expenses, which are included within Other assets in our Condensed Consolidated Balance Sheets at September 30, 2016 and June 30, 2016. These costs are amortized over the term of the 2015 Credit Agreement to Interest expense, net in our Condensed Consolidated Statements of Income on a straight-line basis.

The 2015 Credit Agreement and each of the indentures underlying the 2.00 Percent Senior Notes and the 4.150 Percent Senior Notes contain provisions that limit our operating and financing activities. A violation of any of these covenants could result in a default under our debt agreements, which could permit the acceleration of the repayment of any borrowings outstanding and/or the holders of the notes to direct the trustee to accelerate repayment of amounts outstanding under the notes. A default or acceleration under our debt agreements would result in increased capital costs and could adversely affect our ability to operate our business and our results of operations and financial condition. As of September 30, 2016, we were in compliance with all of the covenants contained in the 2015 Credit Agreement and each of the indentures underlying the 2.000 Percent Senior Notes and the 4.150 Percent Senior Notes.

We believe that our existing cash and cash equivalents of $511.7 million at September 30, 2016, together with our expected future operating cash flows, and our availability of $712.9 million under the 2015 Credit Agreement, will be sufficient to cover our working capital needs, debt service, income tax payments, capital expenditures, including major investments related to manufacturing and research facilities in emerging markets, acquisitions, purchase commitments, restructuring projects, share buybacks and quarterly dividends for at least the next 12 months.

Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and maintain access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors beyond our control. We earn a significant amount of our operating income outside the U.S., the majority of which is deemed to be permanently reinvested in foreign jurisdictions. As of September 30, 2016, Cash and cash equivalents of $151.1 million were held in the U.S. and Cash and cash equivalents of $360.6 million were held by us in foreign jurisdictions. As of June 30, 2016, Cash and cash equivalents of $164.7 million were held in the U.S. and Cash and cash equivalents of $437.6 million were held by us in foreign jurisdictions. Below is a more detailed discussion of our cash flow activities during the three months ended September 30, 2016 compared to the same period in the prior fiscal year.

Operating Activities

For the three months ended September 30, 2016, our net cash provided by operations was $69.6 million compared to $112.2 million used in operations in the same period in the prior year. The increase in operating cash flows compared to the same period in the prior year was primarily due to increases in accounts payable, smaller increases in inventory balances, and higher accrued liabilities partially offset by an increase in excess tax benefits from share-based compensation. At September 30, 2016, working capital, excluding cash and short-term debt, was $650.5 million, compared with $571.0 million at June 30, 2016. The increase was primarily due to higher inventory, receivables and other current assets, partially offset by higher accounts payable, accrued liabilities and income taxes payable.

Investing Activities

Net cash used in investing activities was $49.0 million for the three months ended September 30, 2016, compared to $34.7 million in the same period in the prior year. The increase in net cash used in investing activities compared to the same period in the prior year was primarily due to the purchase of a convertible debt security. Capital expenditures for the three months ended September 30, 2016 were $33.5 million, in support of new Connected Car and Lifestyle Audio automotive awards, compared to $37.8 million for the same period in the prior year.

Financing Activities

Net cash used in financing activities was $113.2 million for the three months ended September 30, 2016, compared to $97.6 million in the same period in the prior year. The increase in cash used in financing activities was primarily due to an increase in payments of our contingent consideration and repayments of long-term debt, partially offset by the excess tax benefits for share-based compensation. Refer to Note 9- Debt in the Notes to the Condensed Consolidated Financial Statements for additional information on our financing activities and material debt obligations including our 2.000 Percent Senior Notes, 4.150 Percent Senior Notes, and the 2015 Credit Agreement.

Equity

Total shareholders’ equity at September 30, 2016 was $2.509 billion compared with $2.452 billion at June 30, 2016. The increase is primarily due to higher net income and the excess tax benefits from share-based compensation, offset by treasury stock repurchases and dividends to shareholders.

Off-Balance Sheet Arrangements

We utilize off-balance sheet arrangements in our operations when we enter into operating leases for land, buildings and equipment in the normal course of business, which are not included in our Condensed Consolidated Balance Sheets. In addition, we had outstanding letters of credit of $4.1 million at September 30, 2016 and June 30, 2016 which were not included in our Condensed Consolidated Balance Sheets.

Share Buyback Program

During the three months ended September 30, 2016 and 2015, we repurchased 451,432 shares and 370,700, respectively, at a cost of $35.2 million and $37.1 million, respectively, for a total cumulative buyback of 2,083,180 shares at a cost of $175.2 million under the 2014 Buyback Program. Refer to Note 11- Shareholders’ Equity in the Notes to the Condensed Consolidated Financial Statements for additional information on our share buyback program.

Business Outlook

Our future outlook is largely dependent upon global macroeconomic conditions. We believe that current consumer discretionary spending levels, automotive production rates and projected increased take rates, will continue to support growth rates above automotive industry production levels. Results in our Professional Solutions segment remain negatively impacted by sales channel rationalizations to support our new solutions based go-to-market structure. To mitigate these impacts we continue to launch new innovative products and are focusing our attention on completing the re-alignment of our sales structure to better capitalize on our unique end-to-end solutions. Our Connected Services segment’s acquisition provides diversification of our customer base and moderation of our business cycle. We remain committed to our investment plans in the areas of RD&E and marketing programs, driving growth through increased consumer awareness for our innovative new product introductions. We also remain committed to pursuing incremental productivity and restructuring programs, which are expected to provide an accelerated rate of earnings growth in future years. We continue to expect that capital expenditures as a percentage of net sales for fiscal year 2017 will remain in line with fiscal year 2016 levels.

Subsequent Events

Dividend Declaration

On November 3, 2016 we declared a cash dividend of $0.35 per share for the quarter ended September 30, 2016. The quarterly dividend will be paid on November 30, 2016 to each stockholder of record as of the close of business on November 14, 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are required to include information about potential effects of changes in interest rates and currency exchange rates in our periodic reports filed with the Securities and Exchange Commission. Since June 30, 2016, there have been no material changes in the quantitative or qualitative aspects of our market risk profile. See Item 7A, Quantitative and Qualitative Disclosure About Market Risk included in our 2016 Annual Report.

Interest Rate Sensitivity/Risk

At September 30, 2016, interest on approximately 36 percent of our borrowings was determined on a variable rate basis. The interest rates on the balances of our debt, cash and cash equivalents are subject to changes in U.S. and European short-term interest rates. To assess exposure to interest rate changes, we have performed a sensitivity analysis assuming a hypothetical 100 basis point increase or decrease in interest rates across all outstanding variable rate debt and investments. Our analysis indicates that the effect on net income for the three months ended September 30, 2016 of such an increase or decrease in interest rates would be approximately $0.7 million.

Foreign Currency Risk

We maintain significant operations in Germany, China, Hungary, the United Kingdom, the Netherlands, India, and Brazil. As a result, we are subject to market risks arising from changes in these foreign currency exchange rates, principally the change in the value of the Euro versus the U.S. Dollar. Refer to Note 13 – Derivatives in the Notes to the Condensed Consolidated Financial Statements for additional discussion on our financial risk management. Changes in currency exchange rates, principally the change in the value of the Euro compared to the U.S. Dollar have an impact on our reported results when the financial statements of foreign subsidiaries are translated into U.S. Dollars. Approximately 38 percent of our sales are denominated in Euros. The average exchange rate for the Euro versus the U.S. Dollar for the three months ended September 30, 2016 decreased 0.3 percent from the same period in the prior fiscal year.

We presently estimate the effect on fiscal year 2017 income before income taxes, based upon a recent estimate of foreign exchange translation exposure (translating the operating performance of our foreign subsidiaries into U.S. Dollars), of a uniform strengthening or weakening of the U.S. Dollar by 10 percent, would be to increase or decrease income before income taxes by approximately $5.3 million for the three months ended September 30, 2016.

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

Interpretive guidance issued by the SEC staff permits the exclusion of an evaluation of the effectiveness of a registrant’s disclosure controls and procedures as they relate to the internal control over financial reporting for acquired businesses during the first year following such acquisition. As discussed in Note 2 - Acquisitions in the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 and in Note 22 – Acquisitions in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, during the fiscal year ended June 30, 2016, we completed the acquisition of TowerSec Ltd. (the “Acquired Business”). The Acquired Business had total assets representing one percent of consolidated assets, and total revenues representing less than one percent of consolidated revenues included in our condensed consolidated financial statements as of and for the three months ended September 30, 2016. Management’s evaluation and conclusion as to the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q excludes any evaluation of the internal control over financial reporting of the Acquired Business.

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

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our 2016 Annual Report on Form 10-K.

There have been no material changes to the disclosure regarding the legal proceedings set forth in Part I, Item 3 to our 2016 Annual Report.

Item 1A.	Risk Factors

There have been no material changes to the disclosure regarding the risk factors set forth in Item 1A to our 2016 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

On October 28, 2014, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock over a three year period (the “2014 Buyback Program”). The 2014 Buyback Program allows us to purchase shares of our common stock in accordance with applicable securities laws on the open market or through privately negotiated transactions during the authorized three year period. The 2014 Buyback Program may be suspended or discontinued at any time. We will determine the timing and the amount of any repurchases based on an evaluation of market conditions, share price, other growth opportunities and other factors. We have and may repurchase shares on the open market or, from time to time, through repurchase plans with one or more external brokers that provide a structure for execution of share repurchases under the 2014 Buyback Program. During the three months ended September 30, 2016 and 2015, we repurchased 451,432 shares and 370,700, respectively, at a cost of $35.2 million and $37.1 million, respectively, for a total cumulative buyback of 2,083,180 shares at a cost of $175.2 million under the 2014 Buyback Program.

The following table provides information about shares acquired in connection with our share buyback program during the three months ended September 30, 2016:

	Total Number of Shares Acquired During Period	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program
July 1 –July 31, 2016	273,732	73.06	273,732	339,964,612
August 1 – August 30, 2016	177,700	85.29	177,700	324,805,751
September 1– September 30, 2016	-	-	-	324,805,751
Total	451,432		451,432	324,805,751

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit No.	Exhibit Description

10.1

Separation Agreement, dated September 14, 2016, between Harman International Industries, Incorporated and Blake Augsburger (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 22, 2016 and hereby incorporated by reference).

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

Attached as Exhibit 101 to this report are the following financial information formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2016 and June 30, 2016, (ii) Condensed Consolidated Statements of Income for the three months ended September 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2016 and 2015 and (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harman International Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harman International Industries, Incorporated

Date: November 3, 2016	By:	/S/ SANDRA E. ROWLAND
Sandra E. Rowland
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)