Form 10-Q
period 2016-12-31
HARMAN INTERNATIONAL INDUSTRIES INC /DE/
filed 2017-01-26
CIK 800459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

As of January 24, 2017 69,893,450 shares of common stock, par value $.01, were outstanding.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

Form 10-Q

December 31, 2016

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

In addition, we may be subject to certain risks during the pendency of the announced transaction with Samsung Electronics Co. Ltd., and may not be able to complete the proposed transaction on the terms set forth in the merger agreement or other acceptable terms or at all because of a number of factors, including without limitation (i) the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement, (ii) the failure to obtain the requisite approval of our stockholders or the failure to satisfy the other closing conditions, (iii) risks related to disruption of management’s attention from our ongoing business operations due to the pending transaction and (iv) the effect of the announcement of the pending transaction on our ability to retain and hire key personnel, maintain relationships with our customers and suppliers, and maintain our operating results and business generally.  Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. As a result, the foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission. For additional information regarding certain factors that may cause our actual results to differ from those expected or anticipated see the information under the caption “Risk Factors” which is located in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016. We undertake no obligation to publicly update or revise any forward-looking statement (except as required by law). This report also makes reference to our awarded business, which represents the estimated future lifetime net sales for all our automotive customers. Our awarded business does not represent firm customer orders. We report our awarded business primarily based on written award letters from our customers. To validate these awards, we use various assumptions including global vehicle production forecasts, customer take rates for our products, revisions to product life-cycle estimates and the impact of annual price reductions and exchange rates, among other factors. The term “take rate” represents the number of units sold by us divided by an estimate of the total number of vehicles of a specific vehicle line produced during the same timeframe. The assumptions we use to validate these awards are updated and reported externally on an annual basis.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)	December 31, 2016	June 30, 2016
Assets
Current assets
Cash and cash equivalents	$683,351	$602,300
Receivables, net	1,195,761	1,122,920
Inventories	787,559	706,084
Other current assets	584,653	487,151
Total current assets	3,251,324	2,918,455
Property, plant and equipment, net	579,039	593,290
Intangible assets, net	435,930	476,284
Goodwill	1,500,499	1,510,279
Deferred tax assets, net	131,681	140,181
Other assets	433,150	409,380
Total assets	$6,331,623	$6,047,869
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$55,543	$86,641
Short-term debt	2,832	-
Accounts payable	1,001,822	867,279
Accrued liabilities	724,759	670,746
Accrued warranties	185,656	178,367
Income taxes payable	40,762	28,773
Total current liabilities	2,011,374	1,831,806
Borrowings under revolving credit facility	513,000	523,000
Long-term debt	766,601	787,333
Pension liability	210,471	216,016
Other non-current liabilities	253,718	237,241
Total liabilities	3,755,164	3,595,396
Commitments and contingencies	-	-
Preferred stock	-	-
Common stock	1,017	1,012
Additional paid-in capital	1,460,686	1,410,765
Accumulated other comprehensive income	(100,930)	(77,241)
Retained earnings	2,643,487	2,490,570
Less: Common stock held in treasury	(1,427,801)	(1,372,633)
Total equity	2,576,459	2,452,473
Total liabilities and equity	$6,331,623	$6,047,869

See accompanying Notes to the Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except earnings per share data)	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Net sales	$1,947,474	$1,772,157	$3,706,996	$3,403,045
Cost of sales	1,339,513	1,227,065	2,557,764	2,370,555
Gross profit	607,961	545,092	1,149,232	1,032,490
Selling, general and administrative expenses	433,947	385,939	824,407	741,870
Operating income	174,014	159,153	324,825	290,620
Other expenses:
Interest expense, net	9,214	7,666	18,538	15,925
Foreign exchange losses (gains), net	2,365	887	1,398	(958)
Miscellaneous, net	1,916	4,363	4,811	8,350
Income before income taxes	160,519	146,237	300,078	267,303
Income tax expense, net	60,865	33,050	98,288	66,600
Equity in loss (income) of unconsolidated subsidiaries	205	-	(776)	-
Net income	99,449	113,187	202,566	200,703
Net income attributable to non-controlling interest	-	289	-	707
Net income attributable to Harman International Industries, Incorporated	$99,449	$112,898	$202,566	$199,996
Earnings per share:
Basic	$1.40	$1.57	$2.86	$2.78
Diluted	$1.39	$1.55	$2.83	$2.76
Weighted average shares outstanding:
Basic	70,986	72,079	70,938	72,060
Diluted	71,712	72,830	71,510	72,549

See accompanying Notes to the Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Net income	$99,449	$113,187	$202,566	$200,703
Net income attributable to non-controlling interest	-	289	-	707
Net income attributable to Harman International Industries, Incorporated	$99,449	$112,898	$202,566	$199,996
Other comprehensive loss, net of taxes(1):
Foreign currency translation	(46,751)	(19,924)	(43,360)	(53,247)
Change in hedging derivatives, net of taxes	33,447	16,301	15,648	6,718
Pension liability adjustment, net of taxes	3,010	2,018	3,475	1,335
Unrealized (losses) gains on available for sale securities	(468)	34	548	(51)
Other comprehensive loss, net of taxes attributable to Harman International Industries, Incorporated	(10,762)	(1,571)	(23,689)	(45,245)
Comprehensive income, net of taxes	88,687	111,616	178,877	155,458
Comprehensive income, net of taxes attributable to non-controlling interest	-	289	-	707
Comprehensive income, net of taxes attributable to Harman International Industries, Incorporated	$88,687	$111,327	$178,877	$154,751

(1)	Refer to Note 15 – Other Comprehensive Income (Loss) for more information.

See accompanying Notes to the Condensed Consolidated Financial Statements.

HARMAN INTERNATIONAL INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Six Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net income	$202,566	$200,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103,780	114,837
Deferred income taxes	3,918	30,519
Loss on disposition of assets	1,093	471
Share-based compensation	30,058	20,941
Excess tax benefit from share-based compensation	(27,309)	(1,958)
Non-cash interest expense	1,885	1,396
Non-cash increase in contingent consideration	15,332	913
Changes in operating assets and liabilities, exclusive of impact of acquisitions:
(Increase) decrease in:
Receivables, net	(99,556)	(32,576)
Inventories	(98,686)	(197,836)
Other current assets	(60,033)	(38,602)
Pre-production and development costs	(11,306)	(33,266)
Increase (decrease) in:
Accounts payable	158,764	(21,130)
Accrued warranties	15,432	4,819
Accrued other liabilities	60,039	39,714
Income taxes payable	17,918	(50,711)
Net change in derivative assets and liabilities	(14,478)	(11,320)
Other operating activities	11,100	(7,143)
Net cash provided by operating activities	310,517	19,771
Cash flows from investing activities:
Acquisitions, net of cash received	(1,385)	(619)
Capital expenditures	(71,071)	(87,352)
Proceeds from asset dispositions	2,703	50
Purchase of convertible debt security	(15,000)	-
Other items, net	(2,511)	1,042
Net cash used in investing activities	(87,264)	(86,879)
Cash flows from financing activities:
Increase in short-term borrowings	2,788	340
Borrowings of long-term debt	80,000	-
Repayments of long-term debt	(91,193)	(26,259)
Cash dividends to shareholders	(49,815)	(50,172)
Repurchase of common stock	(55,168)	(50,009)
Exercise of stock options	7,489	5,527
Repurchases related to share-based compensation arrangements	(14,930)	(11,861)
Excess tax benefit from share-based compensation	27,309	1,958
Payment of contingent consideration	(30,170)	(327)
Other items, net	(5,446)	(2,310)
Net cash used in financing activities	(129,136)	(133,113)
Effect of exchange rate changes on cash	(13,066)	(11,756)
Net increase in cash and cash equivalents	81,051	(211,977)
Cash and cash equivalents at beginning of period	602,300	649,513
Cash and cash equivalents at end of period	$683,351	$437,536
Supplemental disclosure of cash flow information:
Interest paid, net	$12,881	$10,736
Income taxes paid	$78,047	$45,851

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

Our unaudited, condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (our “2016 Annual Report”) and do not include all information and footnote disclosures included in our audited financial statements. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly, in all material respects, the consolidated financial condition, results of operations and cash flows for the periods presented. Operating results for the three and six months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2017 due to seasonal, economic and other factors. Where necessary, information for prior periods has been reclassified to conform to the condensed consolidated financial statement presentation in the current fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in our 2016 Annual Report.

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

Recently Issued Accounting Standards

Business Combinations: In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption is permitted for financial statements that have not been previously issued. We expect to adopt the provisions of this new guidance on July 1, 2018. The provisions in this guidance will be applied on a prospective basis. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

Income Taxes: In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory,” which requires the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption is permitted for financial statements that have not been previously issued. We expect to adopt the provisions of this new guidance on July 1, 2018. The provisions in this guidance will be applied on a modified retrospective basis. We are currently assessing the impact the adoption of the new provisions will have on our financial condition and results of operations.

Cash Flows: In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" which clarifies the guidance on the classification and presentation of restricted cash in the statement of cash flows. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption is permitted for financial statements that have not been previously issued. We expect to adopt the provisions of this new guidance on July 1, 2018. The provisions in this guidance will be applied on a retrospective basis. We do not expect the adoption of the new provisions to have a material impact on our statement of cash flows.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments,” which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption is permitted for financial statements that have not been previously issued. We expect to adopt the provisions of this new guidance on July 1, 2018. The provisions in this guidance will be applied on a retrospective basis. We are currently assessing the impact the adoption of the new provisions will have on our statement of cash flows.

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

Revenue Recognition: In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The new guidance implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The new guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. ASU No. 2014-09, as amended by ASU No. 2015-14, ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12, and ASU No. 2016-20, is effective for fiscal years beginning after December 15, 2017. We expect to adopt the provisions of this new guidance on July 1, 2018. Entities can transition to the new standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of the new provisions will have on our financial condition and results of operations, as well as the method of adoption.

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

Note 3 – Allowance for Doubtful Accounts

We reserve an estimated amount for accounts receivable that may not be collected. Methodologies for estimating the allowance for doubtful accounts are based primarily on specific identification of uncollectible accounts. Historical collection rates and customer credit worthiness are considered in determining specific reserves. At December 31, 2016 and June 30, 2016, we had $17.8 million and $20.2 million, respectively, reserved for possible uncollectible accounts receivable.

Note 4 – Inventories

At December 31, 2016 and June 30, 2016, inventories consisted of the following:

	December 31, 2016	June 30, 2016
Finished goods	$377,954	$303,271
Work in process	78,011	80,972
Raw materials	331,594	321,841
Inventories	$787,559	$706,084

At December 31, 2016 and June 30, 2016, our inventory reserves were $97.5 million and $93.9 million, respectively.

Note 5 – Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following:

	Estimated Useful Lives (in Years)	December 31, 2016	June 30, 2016
Land		$9,274	$9,504
Buildings and improvements	1-50	265,829	269,619
Machinery and equipment	3-20	1,355,527	1,341,816
Furniture and fixtures	3-10	28,882	28,251
Property, plant and equipment, gross		1,659,512	1,649,190
Less accumulated depreciation and amortization		(1,080,473)	(1,055,900)
Property, plant and equipment, net		$579,039	$593,290

Depreciation expense for the three months ended December 31, 2016 and 2015 was $37.4 million and $35.0 million, respectively, and was $73.1 million and $70.8 million for the six months ended December 31, 2016 and 2015, respectively.

Note 6 – Accrued Warranties

Details of our accrued warranties are as follows:

	Six Months Ended December 31,
	2016	2015
Accrued warranties, June 30,	$178,367	$163,331
Warranty expense	47,089	31,647
Warranty payments (cash or in-kind)	(32,106)	(26,005)
Other(1)	(7,694)	(4,226)
Accrued warranties, December 31,	$185,656	$164,747

(1)	Other primarily represents foreign currency translation.

Note 7 – Earnings Per Share

We apply the two-class method when computing earnings per share, which requires that net income per share for each class of shares entitled to dividends be calculated assuming all of our net income is distributed as dividends to these shareholders based on their contractual rights.

The following table presents the calculation of basic and diluted earnings per share of common stock outstanding:

	Three Months Ended December 31,
	2016		2015
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted Earnings per Share:
Net income	$99,449	$99,449	$113,187	$113,187
Net income attributable to non-controlling interest	-	-	289	289
Net income attributable to Harman International Industries, Incorporated	$99,449	$99,449	$112,898	$112,898
Denominator for Basic and Diluted Earnings per Share:
Weighted average shares outstanding	70,986	70,986	72,079	72,079
Employee stock options	-	726	-	751
Total weighted average shares outstanding	70,986	71,712	72,079	72,830
Earnings per Share:
Earnings per share	$1.40	$1.39	$1.57	$1.55

	Six Months Ended December 31,
	2016		2015
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted Earnings per Share:
Net income	$202,566	$202,566	$200,703	$200,703
Net income attributable to noncontrolling interest	-	-	707	707
Net income attributable to Harman International Industries, Incorporated	$202,566	$202,566	$199,996	$199,996
Denominator for Basic and Diluted Earnings per Share:
Weighted average shares outstanding	70,938	70,938	72,060	72,060
Employee stock options	-	572	-	489
Total weighted average shares outstanding	70,938	71,510	72,060	72,549
Earnings per Share:
Earnings per share	$2.86	$2.83	$2.78	$2.76

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities, as defined under GAAP, and are included in the computation of earnings per share pursuant to the two-class method.

Certain options were outstanding and not included in the computation of diluted net earnings per share because the assumed exercise of these options would have been antidilutive. Options to purchase 154,258 and 191,519 shares of our common stock for the three months ended December 31, 2016 and 2015, respectively, were outstanding and were excluded from the computation of diluted earnings per share as they would have been antidilutive. For the three months ended December 31, 2016 and 2015, there were no restricted stock units outstanding that were excluded from the computation of diluted earnings per share. Options to purchase 154,258 and 191,519 shares of our common stock for the six months ended December 31, 2016 and 2015, respectively, were outstanding and were excluded from the computation of diluted earnings per share as they would have been antidilutive. In addition, 144,535 and 263,392 restricted stock units for the six months ended December 31, 2016 and 2015, respectively, were outstanding and were excluded from the computation of diluted earnings per share as they also would have been antidilutive.

Note 8 – Goodwill and Intangible Assets, Net

Goodwill

Goodwill was $1.500 billion at December 31, 2016 compared with $1.510 billion at June 30, 2016. The decrease in goodwill in the six months ended December 31, 2016 versus June 30, 2016 was primarily associated with unfavorable foreign currency translation of $9.7 million and a decrease of $0.1 million in connection with the acquisition of TowerSec Ltd. (“TowerSec”).

As discussed in Note 18 – Business Segment Data, we revised our segment and reporting unit structure effective July 1, 2016. Under this new structure, our Lifestyle Audio segment will now contain our car audio aftermarket services business which was previously included in our Connected Services segment. Our reporting units are the same as our reportable segments with the exception of Lifestyle Audio, which consists of two reporting units, car audio and consumer audio. In connection with this realignment, we reallocated our goodwill based on our new reporting structure based on each reporting unit’s relative fair value. We also performed a goodwill impairment test as of July 1, 2016 using our new reporting units structure. We determined that the fair value of each of our reporting units exceeded its carrying value and, as such, no impairments were deemed to exist as of this date.

The changes in the carrying amount of goodwill by business segment for the six months ended December 31, 2016 were as follows:

	Connected Car	Lifestyle Audio	Professional Solutions	Connected Services	Total
Balance, June 30, 2016	$164,771	$147,977	$385,609	$811,922	$1,510,279
Realignment adjustments(1)	-	9,623	-	(9,623)	-
Balance, June 30, 2016 – adjusted	164,771	157,600	385,609	802,299	1,510,279
Acquisitions and adjustments(2)	(100)		(5)		(105)
Other adjustments(3)	(4,936)	(1,628)	(756)	(2,355)	(9,675)
Balance, December 31, 2016	$159,735	$155,972	$384,848	$799,944	$1,500,499

(1)	The realignment adjustments reallocate our goodwill based on our new reporting structure based on the relative fair value of each reporting unit.
(2)	Refer to Note 22—Acquisitions for more information.
(3)	The other adjustments to goodwill primarily consist of foreign currency translation adjustments.

We did not recognize any goodwill impairment charges in our Condensed Consolidated Statements of Income in the three and six months ended December 31, 2016 and 2015.

The contingent purchase price associated with the acquisition of innovative Systems GmbH (“IS”) is calculated pursuant to the terms of an agreement between the parties. Certain terms of the agreement are currently subject to a dispute between certain parties and the matter has been submitted to arbitration.

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

Intangible Assets, Net

Net intangible assets were $435.9 million and $476.3 million at December 31, 2016 and June 30, 2016, respectively, and were comprised of the following:

		December 31, 2016			June 30, 2016
	Weighted Average Amortization	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	12 Years	$386,686	$(103,008)	$283,678	$386,787	$(75,957)	$310,830
Technology	6 Years	75,543	(33,946)	41,597	75,431	(27,645)	47,786
Patents	15 Years	7,256	(2,086)	5,170	7,256	(1,584)	5,672
Trade names(1)	-	100,617	(26,267)	74,350	100,617	(26,231)	74,386
Non-compete agreement	4 Years	3,146	(2,330)	816	3,146	(2,060)	1,086
Software	5 Years	44,219	(15,896)	28,323	45,682	(11,945)	33,737
Other	4 Years	10,491	(8,495)	1,996	10,490	(7,703)	2,787
Total		$627,958	$(192,028)	$435,930	$629,409	$(153,125)	$476,284

(1)

Includes $55.7 million and $18.5 million of indefinite-lived intangible assets related to the acquisition of AMX LLC and AMX Holding Corporation (collectively “AMX”) and Martin Professional A/S, respectively.

Amortization expense related to intangible assets was $15.2 million and $23.0 million for the three months ended December 31, 2016 and 2015, respectively, and was $30.7 million and $44.1 million for the six months ended December 31, 2016 and 2015, respectively.

Amortization expense in each of the next five fiscal years and thereafter is expected to approximate the following:

2017	$32,117
2018	59,567
2019	55,268
2020	50,194
2021	47,371
Thereafter	117,062
Total	$361,579

Note 9 – Debt

Short Term Borrowings

At December 31, 2016 and June 30, 2016 we had $2.8 million and $0 of short-term borrowings outstanding, respectively. At December 31, 2016 and June 30, 2016, we maintained lines of credit of $47.5 million and $53.4 million, respectively, primarily in India, China, Brazil, Israel and Denmark.

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

At December 31, 2016 and June 30, 2016, there was approximately $513.0 million and $523.0 million, respectively, of outstanding borrowings, which are included in our Condensed Consolidated Balance Sheets as Borrowings under revolving credit facility. At December 31, 2016 and June 30, 2016 there were $4.1 million of outstanding letters of credit under the 2015 Credit Agreement. At December 31, 2016 and June 30, 2016, unused available credit under the 2015 Credit Agreement was $682.9 million and $672.9 million, respectively. In connection with the 2015 Credit Agreement, we incurred $3.0 million of fees and other expenses which are being amortized over the term of the 2015 Credit Agreement to Interest expense, net in our Condensed Consolidated Statements of Income on a straight-line basis.

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

At December 31, 2016 and June 30, 2016, total debt consisted of the following:

	Fair Value at December 31, 2016 (1)	Book Value at December 31, 2016	Fair Value at June 30, 2016 (1)	Book Value at June 30, 2016
Short-term debt	$2,832	$2,832	$-	$-
4.150 Percent Senior Notes	398,480	400,000	417,440	400,000
2.000 Percent Senior Notes	388,046	368,096	390,654	388,710
Borrowings under revolving credit facility	513,000	513,000	523,000	523,000
IS Obligation (2)	52,742	52,742	82,805	82,805
Capital lease obligations	10,470	10,470	12,322	12,322
Unamortized debt discount on 4.150 Percent Senior Notes	(2,293)	(2,293)	(2,407)	(2,407)
Unamortized debt discount on 2.000 Percent Senior Notes	(1,117)	(1,117)	(1,283)	(1,283)
Unamortized Senior Note Issuance Costs	(5,754)	(5,754)	(6,173)	(6,173)
Total debt	1,356,406	1,337,976	1,416,358	1,396,974
Short-term debt	(2,832)	(2,832)	-	-
Current portion of long-term debt (2)	(55,543)	(55,543)	(86,641)	(86,641)
Total long-term debt	$1,298,031	$1,279,601	$1,329,717	$1,310,333

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

At December 31, 2016, total debt maturing in each of the next five fiscal years and thereafter is as follows:

2017	$57,362
2018	3,038
2019	2,084
2020	514,652
2021	1,472
Thereafter	768,532
Total	$1,347,140

Our existing debt agreements contain provisions that limit our operating and financing activities. The 2015 Credit Agreement contains certain negative covenants that limit, among other things, our ability to permit certain of our subsidiaries to incur debt and the ability of us and our subsidiaries to incur liens, make fundamental changes (including selling all or substantially all of our assets), undertake transactions with affiliates and undertake sale and leaseback transactions. The 2.000 Percent Senior Notes Indenture and the 4.150 Percent Senior Notes Indenture contain covenants that, subject to certain exceptions, limit our ability to incur indebtedness secured by principal properties, enter into certain sale and leaseback transactions with respect to principal properties and enter into certain mergers, consolidations and transfers of all or substantially all of the assets of Harman. In addition, the 2015 Credit Agreement contains more restrictive financial covenants that require us to maintain compliance with specified financial ratios. We may have to curtail some of our operations to maintain compliance with the covenants in our existing debt agreements. A violation of any of these covenants could result in a default under our debt agreements, which could permit the lenders to accelerate the repayment of any borrowings outstanding and/or the holders of the notes to direct the trustee to accelerate repayment of amounts outstanding under the notes. A default or acceleration under our debt agreements would result in increased capital costs and could adversely affect our ability to operate our business and our results of operations and financial condition. As of December 31, 2016, we were in compliance with all of the covenants contained in the 2015 Credit Agreement, the 2.000 Percent Senior Notes Indenture and the 4.150 Percent Senior Notes Indenture.

Interest expense is reported net of interest income in our Condensed Consolidated Statements of Income. Interest expense, net was $9.2 million and $7.7 million for the three months ended December 31, 2016 and 2015, respectively. Gross interest expense was $10.1 million and $8.6 million for the three months ended December 31, 2016 and 2015, respectively. The non-cash portion of gross interest expense was $0.9 million and $0.7 million, respectively, for the three months ended December 31, 2016 and 2015. The cash portion of gross interest expense was $9.2 million and $7.9 million for the three months ended December 31, 2016 and 2015, respectively. Interest income was $0.9 million for the three months ended December 31, 2016 and 2015.

Interest expense, net was $18.5 million and $15.9 million for the six months ended December 31, 2016 and 2015, respectively. Gross interest expense was $20.3 million and $17.4 million for the six months ended December 31, 2016 and 2015, respectively. The non-cash portion of gross interest expense was $1.9 million and $1.4 million for the six months ended December 31, 2016 and 2015, respectively.  The cash portion of gross interest expense was $18.4 million and $16.0 million for the six months ended December 31, 2016 and 2015, respectively. Interest income was $1.8 million and $1.5 million for the six months ended December 31, 2016 and 2015, respectively.

Non-cash interest expense for the three and six months ended December 31, 2016 relates to the amortization of the debt discount and debt issuance costs on the 2.000 Percent Senior Notes and the 4.150 Percent Senior Notes, the amortization of debt issuance costs on the 2015 Credit Agreement, and the accretion of the IS Obligation.

Non-cash interest expense for the three and six months ended December 31, 2015 relates to the amortization of the debt discount and debt issuance costs on the 2.000 Percent Senior Notes and the 4.150 Percent Senior Notes, and the amortization of debt issuance costs on the 2015 Credit Agreement.

Cash interest expense for the three and six months ended December 31, 2016 and 2015 primarily relates to interest on the 2.000 Percent Senior Notes, the 4.150 Percent Senior Notes, the 2015 Credit Agreement, and our short-term borrowings.

Interest income primarily relates to interest earned on our cash and cash equivalents and the variances from year to year are due to fluctuations in those balances and changes in interest rates.

Note 10 – Income Taxes

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income. Income tax expense for the three months ended December 31, 2016 and 2015 was $60.9 million and $33.1 million, respectively. The effective tax rate for the three months ended December 31, 2016 and 2015 was 37.9 percent and 22.6 percent, respectively. The increase in the effective tax rate for the three months ended December 31, 2016 compared to the same period in the prior year was primarily due to a discrete tax charge of $22.7 million from deemed income on foreign earnings of which $3.7 million, $17.1 million and $1.9 million is attributable to fiscal years 2014, 2015 and 2016, respectively.

Income tax expense for the six months ended December 31, 2016 and 2015 was $98.3 million and $66.6 million, respectively. The effective tax rate for the six months ended December 31, 2016 and 2015 was 32.8 percent and 24.9 percent, respectively. The increase in the effective tax rate for the six months ended December 31, 2016 compared to the same period in the prior year was primarily due to a discrete tax charge of $22.7 million from deemed income on foreign earnings of which $3.7 million, $17.1 million and $1.9 million is attributable to fiscal years 2014, 2015 and 2016, respectively.

As of December 31, 2016 unrecognized tax benefits and the related interest were $65.6 million and $3.0 million, respectively, all of which would affect the tax rate if recognized. During the three months ended December 31, 2016, tax reserves decreased by $0.1 million primarily due to foreign currency translation that is recorded in the Condensed Consolidated Statements of Other Comprehensive Income. Related interest on prior year exposures was increased by $0.1 million. During the six months ended December 31, 2016, $0.3 million of tax reserves were established on new uncertain tax positions. Related interest on prior year exposures was increased by $0.2 million.

We periodically reevaluate the recognition and measurement threshold of our uncertain tax positions based on new or additional evidence such as tax authority administrative pronouncements, rulings and court decisions. The ultimate settlement however, may be materially different from the amount accrued. Our significant jurisdictions that are under examination are Germany, Austria and the U.S. The examination by the German revenue authorities for fiscal years 2005 through 2010 is closed, with the exception of one remaining issue that will proceed to the fiscal authority and court. The German revenue authorities commenced their examination for fiscal years 2011 to 2014 during the second quarter of fiscal year 2017. Additionally, the Austrian revenue authorities commenced their examination for fiscal years 2011 to 2014 during the second quarter of fiscal year 2017. The tax years currently under examination by the United States Internal Revenue Service (“IRS”) are fiscal years 2014 and 2015 for Harman. We do not expect these examinations to be closed for at least the next 12 months. Fiscal years 2006 to 2008 (and 2012 to 2013 for any rollforward adjustments) for Harman and fiscal years 2010 to 2012 for Harman Connected Services Holding Corp. (fka Symphony Teleca Corporation) are currently in the IRS Appeals process and are awaiting resolution.

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

Note 11 – Shareholders’ Equity

Preferred Stock

As of December 31, 2016 and June 30, 2016, we had no shares of preferred stock outstanding. We are authorized to issue 5 million shares of preferred stock, $0.01 par value.

Common Stock

We have 200 million authorized shares of common stock, $0.01 par value. At December 31, 2016 and June 30, 2016, we had 101,678,761 and 101,157,320 shares issued; 31,805,035 and 31,112,246 shares in treasury stock; and 69,873,726 and 70,045,074 shares outstanding (net of treasury stock), respectively.

Share Buyback Program

On October 28, 2014, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock over a three year period (the “2014 Buyback Program”). The 2014 Buyback Program allows us to purchase shares of our common stock in accordance with applicable securities laws on the open market or through privately negotiated transactions during the authorized three year period. On November 14, 2016, Harman entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Samsung Electronics Co., Ltd., a Korean corporation (“Samsung”), Samsung Electronics America, Inc., a New York corporation and wholly owned subsidiary of Samsung, and Silk Delaware, Inc., a Delaware corporation and wholly owned subsidiary of Samsung USA (“Merger Sub”), pursuant to which Merger Sub will be merged with and into Harman  (the “Merger”), with Harman continuing as the surviving corporation and an indirect wholly owned subsidiary of Samsung.  Pursuant to the Merger Agreement, the 2014 Buyback Program has been suspended. In the event that the 2014 Buyback Program resumes, we will determine the timing and the amount of any repurchases based on an evaluation of market conditions, share price, other growth opportunities and other factors. We have and may, if the 2014 Buyback Program resumes, repurchase shares on the open market or, from time to time, through repurchase plans with one or more external brokers that provide a structure for execution of share repurchases under the 2014 Buyback Program. During the three months ended December 31, 2016 and 2015, we repurchased 241,357 shares at a cost of $20.0 million and 123,850 shares at a cost of $12.9 million, respectively. During the six months ended December 31, 2016 and 2015 we repurchased 692,789 shares at a cost of $55.2 million and 494,550 shares at a cost of $50.0 million, respectively, for a total cumulative buyback of 2,324,537 shares at a cost of $195.2 million under the 2014 Buyback Program.

Changes in Equity:

The following is a summary of the changes in Accumulated Other Comprehensive Income (“AOCI”) and changes in equity for the six months ended December 31, 2016 and 2015:

($ in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	AOCI	Retained Earnings	Treasury Stock	Total Equity
Balance, June 30, 2016	$-	$1,012	$1,410,765	$(77,241)	$2,490,570	$(1,372,633)	$2,452,473
Net income	-	-	-	-	202,566	-	202,566
Other comprehensive income, net of tax	-	-		(23,689)	-	-	(23,689)
Exercise of stock options	-	5	7,484	-	-	-	7,489
Repurchases related to share- based compensation arrangements	-	-	(14,930)	-	-	-	(14,930)
Share-based compensation, net	-	-	30,058	-	-	-	30,058
Excess tax benefit from share- based compensation	-	-	27,309	-	-	-	27,309
Treasury stock repurchases	-	-	-	-	-	(55,168)	(55,168)
Dividends ($0.35 per share)	-	-	-	-	(49,649)	-	(49,649)
Balance, December 31, 2016	$-	$1,017	$1,460,686	$(100,930)	$2,643,487	$(1,427,801)	$2,576,459

($ in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	AOCI	Retained Earnings	Treasury Stock	Total Harman International Industries, Incorporated Shareholders’ Equity	Non Controlling Interest	Total Equity
Balance, June 30, 2015	$-	$1,007	$1,365,257	$11,434	$2,229,517	$(1,232,602)	$2,374,613	$18,213	$2,392,826
Net income	-	-	-	-	199,996	-	199,996	707	200,703
Other comprehensive income, net of tax	-	-	-	(45,245)	-	-	(45,245)	-	(45,245)
Exercise of stock options	-	4	5,527	-	-	-	5,531	-	5,531
Repurchases related to share-based compensation arrangements	-	-	(11,861)	-	-	-	(11,861)	-	(11,861)
Share-based compensation, net	-	-	20,941	-	-	-	20,941	-	20,941
Excess tax benefit from share-based compensation	-	-	1,958	-	-	-	1,958	-	1,958
Treasury stock repurchases	-	-	-	-	-	(50,009)	(50,009)	-	(50,009)
Dividends ($0.35 per share)	-	-	-	-	(50,382)	-	(50,382)	-	(50,382)
Non-controlling interest	-	-	-	-	-	-	-	(4)	(4)
Balance, December 31, 2015	$-	$1,011	$1,381,822	$(33,811)	$2,379,131	$(1,282,611)	$2,445,542	$18,916	$2,464,458

Note 12 – Share-Based Compensation

On December 7, 2011 (the “Effective Date”), our shareholders approved the 2012 Stock Option and Incentive Plan (the “2012 Plan”), which is effective through December 7, 2021. As of the Effective Date, no further grants may be granted under our former plan, the Amended and Restated 2002 Stock Option and Incentive Plan, as amended (the “2002 Plan” and together with the 2012 Plan, the “Plans”). On December 4, 2013, we amended the 2012 Plan to (i) increase the number of shares available under the 2012 Plan for the grant of future awards by 2,869,821 shares to an aggregate amount not to exceed 7,269,821 shares of our common stock and (ii) modified certain share counting provisions related to the definition of a full-value grant from 1.71 to 1.5 (“Full-Value Grant”). On December 9, 2015, we further amended the 2012 Plan to increase the number of shares available under the 2012 Plan for the grant of future awards by 2,000,000 shares to an aggregate amount not to exceed 9,269,821 shares of our common stock. The 2012 Plan provides for two types of awards: (i) a Full-Value Grant under which one award shall reduce the shares available for grant under the 2012 Plan by 1.71 shares if granted prior to December 4, 2013 or 1.5 shares if granted on or after December 4, 2013, and (ii) an option or stock appreciation right grant, under which one award shall reduce the shares available for grant under the 2012 Plan by one share. Shares may be issued as original issuances, treasury shares or a combination of both. Option awards are granted with an exercise price equal to the market price of our common stock on the date of the grant. The option awards generally vest over three to five years of continuous service commencing one year from the date of the grant and expire after ten years. During the six months ended December 31, 2016, 940,301 stock-settled restricted stock units, 6,136 cash-settled restricted stock units and 1,853 cash-settled stock appreciation rights were granted under the 2012 Plan. As of December 31, 2016, there were 3,844,426 shares available for grant under the 2012 Plan.

Share-based compensation expense, net was $19.9 million and $12.5 million for the three months ended December 31, 2016 and 2015, respectively, and was $30.1 million and $20.9 million for the six months ended December 31, 2016 and 2015, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for share-based compensation arrangements was $5.3 million and $3.4 million for the three months ended December 31, 2016 and 2015, respectively, and was $7.6 million and $5.4 million for the six months ended December 31, 2016 and 2015, respectively.

Fair Value Determination

Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. There were no options granted during the six months ended December 31, 2016 and 2015.

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

Stock Option Activity

A summary of option activity under the Plans as of December 31, 2016 and changes during the six months ended December 31, 2016 is presented below:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2016	667,579	$73.30	4.57	$8,044
Granted	-	-
Exercised	(164,636)	56.30
Forfeited or expired	(43,220)	112.24
Outstanding at December 31, 2016	459,723	$75.73	3.70	$17,373
Exercisable at December 31, 2016	458,166	$75.56	3.69	$17,371

The total intrinsic value of options exercised for the three months ended December 31, 2016 and 2015 was $6.0 million and $2.9 million, respectively, and was $7.1 million and $5.3 million for the six months ended December 31, 2016 and 2015, respectively.

Modification of Certain Stock Option Awards

Prior to fiscal year 2011, certain of the award agreements under the 2002 Plan stated that vested options not exercised were forfeited upon termination of employment for any reason other than death or disability. However, such award agreements provided that the Compensation and Option Committee of our Board of Directors (the “Compensation and Option Committee”) could extend the time period to exercise vested options 90 days beyond the employment termination date for certain employees. During the three and six months ended December 31, 2016 and 2015, the Compensation and Option Committee used this authority. This action represented a modification of the terms or conditions of an equity award and therefore was accounted for as an exchange of the original award for a new award. Incremental share-based compensation cost for the excess of the fair value of the new award over the fair value of the original award was immaterial.

Restricted Stock Units

In the six months ended December 31, 2016, we granted 210,476 restricted stock units with earnings per share (“EPS”) performance conditions, and 210,476 restricted stock units with market conditions under the 2012 Plan. Additionally, both the restricted stock units with EPS performance conditions and the restricted stock units with market conditions secondarily vest based on the achievement of a return on invested capital (“ROIC”) performance condition, specifically, the achievement of a certain average ROIC level over fiscal years 2017 through 2019. The restricted stock units with EPS performance conditions cliff vest three years from the date of grant based on the achievement of certain cumulative EPS levels from fiscal years 2017 through 2019. The restricted stock units with market conditions cliff vest three years from the date of grant based on a comparison of our total shareholder return (“TSR”) to the TSR of a selected peer group of publicly listed multinational companies. The grant date fair value of the restricted stock units with market conditions of $11.4 million was calculated using a Monte Carlo simulation model. Compensation expense is recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the applicable targets will be met for the performance conditions, which is reassessed each reporting period.

In the six months ended December 31, 2015, we granted 175,353 restricted stock units with EPS performance conditions and 175,353 restricted stock units with market conditions under the 2012 Plan. Additionally, both the restricted stock units with EPS performance conditions and the restricted stock units with market conditions secondarily vest based on the achievement of a ROIC performance condition, specifically, the achievement of a certain average ROIC level over fiscal years 2016 through 2018. The restricted stock units with EPS performance conditions cliff vest three years from the date of grant based on the achievement of certain cumulative EPS levels from fiscal years 2016 through 2018. The restricted stock units with market conditions cliff vest three years from the date of grant based on a comparison of our TSR to the TSR of a selected peer group of publicly listed multinational companies. The grant date fair value of the restricted stock units with market conditions of $12.3 million was calculated using a Monte Carlo simulation model. Compensation expense is recognized ratably over the three-year vesting period based on the grant date fair value and our assessment of the probability that the applicable targets will be met for the performance conditions, which is reassessed each reporting period.

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

In the six months ended December 31, 2016 and 2015, we also granted 6,830 and 5,243 time-vested restricted stock units, respectively, without performance or market conditions, that cliff-vest three years from the date of grant, 501,440 and 363,788 time-vested restricted stock units, respectively, without performance or market conditions that vest ratably over the three-year vesting period, and 11,079 and 14,424 time-vested restricted stock units, respectively, without performance or market conditions, that cliff-vest one year from the date of grant, under the 2012 Plan.

In the six months ended December 31, 2016 and 2015, we granted 6,136 and 4,923 cash-settled restricted stock units, respectively, under the 2012 Plan. These restricted stock units are accounted for as liability awards and are recorded at the fair value at the end of the reporting period in accordance with their vesting schedules. During the six months ended December 31, 2016 and 2015, 2,268 and 869 cash-settled restricted stock units were settled, respectively. At December 31, 2016, 10,260 cash-settled restricted stock units were outstanding.

A summary of equity classified restricted stock unit activity as of December 31, 2016 and changes during the six months ended December 31, 2016 is presented below:

Restricted Stock Units
Nonvested at June 30, 2016	1,494,947
Granted	940,301
Vested	(528,674)
Forfeited	(125,880)
Non-vested at December 31, 2016	1,780,694

At December 31, 2016, the aggregate intrinsic value of equity-classified restricted stock units was $197.9 million and there was $97.6 million of total unrecognized compensation cost related to equity classified restricted stock unit compensation arrangements. The weighted average recognition period was 2.0 years.

Stock Appreciation Rights

A summary of cash-settled stock appreciation rights as of December 31, 2016 and changes during the six months ended December 31, 2016 is presented below:

Stock Appreciation Rights
Non-vested at June 30, 2016	4,342
Granted	1,853
Vested	(2,707)
Forfeited	0
Non-vested at December 31, 2016	3,488
Exercisable	2,310

These stock appreciation rights are accounted for as liability awards and are recorded at the fair value at the end of the reporting period in accordance with their vesting schedules. The fair value of each stock appreciation right award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions noted below.

	Six Months Ended December 31, 2016	Six Months Ended December 31, 2015
Expected volatility	36.8-38.8%	35.4-39.0%
Weighted-average volatility	38.1%	37.5%
Expected annual dividend	$ 1.40	$ 1.40
Expected term (in years)	3.44-5.44	2.56-4.56
Risk-free rate	0.9-1.3%	1.1-1.6%

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

Foreign Exchange Risk Management

We use foreign exchange contracts to hedge the price risk associated with foreign denominated forecasted purchases of materials used in our manufacturing process and to manage currency risk associated with operating costs in certain operating units, including foreign currency denominated intercompany loans and other foreign currency denominated assets. These contracts generally mature over the next three years. The majority of these contracts are designated as cash flow hedges.

At December 31, 2016 and June 30, 2016, we had outstanding foreign exchange contracts, primarily forward contracts, which are summarized below:

	December 31, 2016		June 30, 2016
	Gross Notional Value	Fair Value Asset/ (Liability)(1)	Gross Notional Value	Fair Value Asset/ (Liability)(1)
Currency Hedged (Buy/Sell):
U.S. Dollar/Euro	$1,099,086	$157,961	$1,516,094	$149,901
Indian Rupee/U.S. Dollar	260,200	7,068	251,355	(721)
U.S. Dollar/Chinese Yuan	158,071	961	-	-
Euro/U.S. Dollar	140,579	(8,424)	224,921	(6,280)
Chinese Yuan/U.S. Dollar	25,486	(954)	-	-
Mexican Peso/U.S. Dollar	16,519	(271)	-	-
GBP/Euro	8,939	(95)	-	-
Euro/Russian Rubles	8,125	(526)	3,601	(667)
U.S. Dollar/Russian Rubles	4,712	(590)	9,517	(478)
U.S. Dollar/Brazilian Real	3,863	(652)	20,958	(2,459)
U.S. Dollar/Australian Dollar	-	-	745	(37)
Total	$1,725,580	$154,478	$2,027,191	$139,259

(1)	Represents the net receivable included in our Condensed Consolidated Balance Sheets within Other current assets, Other assets, Accrued liabilities and Other non-current liabilities, as applicable.

Cash Flow Hedges

We designate a portion of our foreign exchange contracts as cash flow hedges of foreign currency denominated purchases and cash flow hedges of foreign currency denominated intercompany loans. As of December 31, 2016 and June 30, 2016, we had $1.448 billion and $1.608 billion of forward contracts maturing through May 2022. These contracts are recorded at fair value in the accompanying Condensed Consolidated Balance Sheets. The changes in fair value for these contracts are calculated on a forward-to-forward rate basis. These changes in fair value are reported in AOCI and are reclassified to either Cost of sales, Foreign exchange losses (gains), net, or Selling, general and administrative expenses (“SG&A”), depending on the nature of the underlying asset or liability that is being hedged, in our Condensed Consolidated Statements of Income, in the period or periods during which the underlying transaction occurs.

Changes in the fair value of the derivatives are highly effective in offsetting changes in the cash flows of the hedged items because the amounts and the maturities of the derivatives approximate those of the forecasted exposures. Any ineffective portion of the derivative is recognized in the current period in our Condensed Consolidated Statements of Income, in the same line item in which the foreign currency gain or loss on the underlying hedged transaction was recorded. We recognized $0.1 million of ineffectiveness in our Condensed Consolidated Statement of Income in the three months ended December 31, 2016 and 2015 and $(0.1) million and $0.1 million in the six months ended December 31, 2016 and 2015, respectively. At December 31, 2016 and June 30, 2016, the fair values of these contracts were net assets of $141.7 million and $131.9 million, respectively. The amount associated with these hedges that is expected to be reclassified from AOCI to earnings within the next 12 months is a gain of $110.2 million.

Economic Hedges

When hedge accounting is not applied to derivative contracts, or after former cash flow hedges have been de-designated as balance sheet hedges, we recognize the gain or loss on the associated contracts directly in current period earnings in our Condensed Consolidated Statements of Income as either Foreign exchange losses (gains), net, Cost of sales, or SG&A according to the underlying exposure. As of December 31, 2016 and June 30, 2016, we had $277.5 million and $419.1 million, respectively, of forward contracts maturing through October 2018 in various currencies to hedge foreign currency denominated intercompany loans and other foreign currency denominated assets. At December 31, 2016 and June 30, 2016, the fair values of these contracts were net assets of $12.8 million and $7.4 million, respectively. Adjustments to the carrying value of the foreign currency forward contracts offset the gains and losses on the underlying loans in Foreign exchange losses (gains), net in our Condensed Consolidated Statements of Income.

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

The following tables provide a summary of the fair value amounts of our derivative instruments as of December 31, 2016 and June 30, 2016:

		Fair Value
Derivatives Designated as Cash Flow Hedges, Gross:	Balance Sheet Location	December 31, 2016	June 30, 2016
Other assets:
Foreign exchange contracts	Other current assets	$93,467	$69,122
Foreign exchange contracts	Other assets	52,375	67,232
Total assets		145,842	136,354
Other liabilities:
Foreign exchange contracts	Accrued liabilities	$1,887	$3,482
Foreign exchange contracts	Other non-current liabilities	2,232	993
Total liabilities		4,119	4,475
Net asset for derivatives designated as hedging instruments		$141,723	$131,879
Derivatives Designated as Economic Hedges, Gross:
Other assets:
Foreign exchange contracts	Other current assets	$21,217	$14,761
Foreign exchange contracts	Other assets	251	345
Total assets		21,468	15,106
Other liabilities:
Foreign exchange contracts	Accrued liabilities	$8,187	$5,763
Foreign exchange contracts	Other non-current liabilities	526	1,963
Total liabilities		8,713	7,726
Net asset for economic hedges		$12,755	$7,380
Total net derivative asset		$154,478	$139,259

Derivative Activity:

The following tables summarize the activity of our derivative instruments designated as cash flow hedges for the three months ended December 31, 2016 and 2015:

Derivative	Location of Derivative Gain/(Loss) Recognized in Income	Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion)		Gain/(Loss) from Amounts Excluded from Effectiveness Testing
		Three Months Ended December 31,
		2016	2015	2016	2015	2016	2015
Foreign exchange contracts	Cost of sales	$22,065	$21,042	$(94)	$(88)	$-	$-
Foreign exchange contracts	SG&A	(93)	24	-	-	-	-
Foreign exchange contracts	Foreign exchange losses (gains), net	(3,953)	-	-	-	-	(3)
Interest rate lock	Interest expense, net	(6)	(5)	-	-	-	-
Total cash flow hedges		$18,013	$21,061	$(94)	$(88)	$-	$(3)

Derivative	Gain/(Loss) Recognized in AOCI (Effective Portion)
	Three Months Ended December 31,
	2016	2015
Foreign exchange contracts	$55,613	$41,467

The following tables summarize the activity of our derivative instruments designated as cash flow hedges for the six months ended December 31, 2016 and 2015:

Derivative	Location of Derivative Gain/(Loss) Recognized in Income	Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion)		Gain/(Loss) from Amounts Excluded from Effectiveness Testing
		Six Months Ended December 31,
		2016	2015	2016	2015	2016		2015
Foreign exchange contracts	Cost of sales	$42,158	$43,299	$111	$(116)	$		$-
Foreign exchange contracts	SG&A	(80)	24	-	-		-	-
Foreign exchange contracts	Foreign exchange losses (gains), net	(3,335)	-	-	-		-	(1)
Interest rate lock	Interest expense, net	(11)	(10)	-	-		-	-
Total cash flow hedges		$38,732	$43,313	$111	$(116)		$-	$(1)

Derivative	Gain/(Loss) Recognized in AOCI (Effective Portion)
	Six months ended December 31,
	2016	2015
Foreign exchange contracts	$53,944	$51,448

The following table summarizes gains and losses from our derivative instruments that are not designated as hedging instruments for the three and six months ended December 31, 2016 and 2015:

	Location of Derivative Gain/(Loss)	Three Months Ended December 31,		Six Months Ended December 31,
Derivative	Recognized in Income	2016	2015	2016	2015
Foreign exchange contracts	Cost of sales	$8,686	$3,605	$7,375	$4,489
Foreign exchange contracts	Foreign exchange losses (gains), net	(5,266)	2,963	(4,948)	(3,479)
Foreign exchange contracts	SG&A	(24)	-	(26)	-

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

The following table provides the fair value hierarchy for assets and liabilities measured on a recurring basis.

	Fair Value at December 31, 2016			Fair Value at June 30, 2016
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets/(Liabilities)
Available-for-sale securities	$55,907	$-	$15,000	$54,447	$-	$-
Foreign exchange contracts	-	154,478	-	-	139,259	-
Pension assets	2,927	-	-	3,090	-	-
Contingent consideration	-	-	(63,806)	-	-	(50,727)
Net asset/(liability)	$58,834	$154,478	$(48,806)	$57,537	$139,259	$(50,727)

	Total Gains (Losses) for the Three Months Ended December 31,		Total Gains (Losses) for the Six months ended December 31,
Description of Liability	2016	2015	2016	2015
Contingent Consideration	$(3,746)	$(457)	$(15,332)	$(914)

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

In August 2016, we purchased a convertible debt security issued by a nonpublic entity for $15.0 million and classified the security as available-for-sale.  This available-for-sale debt security is measured at fair value each reporting period, with unrealized gains and losses recorded in other comprehensive income. We measure its fair value using an income approach that incorporates probability-weighted outcomes.  We classified this investment as Level 3 due to the lack of observable market data over fair value inputs such as the fair value of the nonmarketable equity shares underlying the conversion option. Changes in the estimated fair value of the nonmarketable equity shares underlying the conversion option contribute to changes in the fair value of the available-for-sale debt security.  Additionally, updated estimates of the assessed likelihood of a default by the issuer contribute to changes in the fair value of the available-for-sale debt security. As of December 31, 2016, the fair value of this available-for-sale debt security was $15.0 million. The contractual maturity date is August 18, 2018.

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

Contingent Consideration: At December 31, 2016, a portion of our contingent consideration is associated with an earn-out related to the acquisition of TowerSec. We use a Monte Carlo simulation model (a form of the income approach) in determining the fair value of the contingent consideration. The principal inputs to the approach include our expectations of the achievement of certain targets for awarded business through March 10, 2019, risk-free rates, volatility, credit spreads, and the weighted average cost of capital.  At June 30, 2016, our estimate of the fair value of this contingent consideration liability was $27.7 million.  During the three and six months ended December 31, 2016, we reconfirmed our estimate of the fair value of this contingent consideration liability.

A portion of our contingent consideration is associated with a $30.0 million earn-out related to the acquisition of Redbend Ltd (“Redbend”). We use a discounted cash flow approach (a form of the income approach) in determining the fair value of the contingent consideration. The principal inputs to the approach include our expectations of the achievement of Redbend’s cumulative bookings target for awarded business from January 1, 2015 through December 31, 2016 and a discount rate that begins with our weighted average cost of capital and adjusts for the risks associated with the underlying cumulative bookings target for awarded business outcome, the functional form of the payout and our credit risk associated with making the payment. At June 30, 2016, our estimate of the fair value of this contingent consideration liability was $18.4 million.  During the three months ended September 30, 2016, we revised our estimate of the fair value of this contingent consideration liability to $30.0 million. During the three months ended December 31, 2016, we reconfirmed our estimate of the fair value of this contingent consideration liability.

A portion of our contingent consideration is associated with a $10.0 million earn-out related to the acquisition of Southern Vision Systems, Inc. (“SVSI”). We use a discounted cash flow approach (a form of the income approach) in determining the fair value of the contingent consideration. The principal input to the approach is our expectation of the achievement of SVSI’s contribution margin targets related to the sale of certain products through June 30, 2018. At June 30, 2016, our estimate of the fair value of this contingent consideration liability was $3.0 million.  During the three months ended September 30, 2016, we made a payment of approximately $2.1 million related to fiscal year 2016 results.  During the three and six months ended December 31, 2016, we revised our estimate of the fair value of this contingent consideration liability to $4.7 million

A portion of our contingent consideration is associated with an earn-out related to our acquisition of Duran Audio BV (“Duran”). We use a probability-weighted discounted cash flow approach (a form of the income approach) in determining the fair value of the contingent consideration. The principal inputs to the approach include our expectations of Duran’s gross profit related to the sale of certain specified products through June 30, 2020 and a discount rate that begins with our weighted average cost of capital and adjusts for the risks associated with the underlying Duran gross profit outcome, the functional form of the payout and our credit risk associated with making the payment.  At June 30, 2016, our estimate of the fair value of this contingent consideration liability was $1.6 million.  During the three months ended September 30, 2016, we made a payment of approximately $0.1 million related to fiscal year 2016 results.  During the three and six months ended December 31, 2016, we reconfirmed our $1.5 million estimate of the fair value of this contingent consideration liability.

A portion of our contingent consideration is associated with an earn-out related to the acquisition of I.P.S.G International Product Solution Group Pty Ltd. and VFX Systems Pty Ltd. (collectively “IPSG/VFX”). We determined the fair value of the contingent consideration based on our expectations of IPSG/VFX’s gross profit related to the sale of certain specified products through June 30, 2017.  At June 30, 2016, our estimate of the fair value of this contingent consideration liability was $0.  During the three and six months ended December 31, 2016, we reconfirmed our estimate of the fair value of this contingent consideration liability.

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

The following table provides the carrying value for assets and liabilities measured on a non-recurring basis, all of which are measured under Level 3 of the fair value hierarchy, and the losses recorded during the periods presented. There were no gains or losses recognized in the three and six months ended December 31, 2016 and 2015.

Description of Assets	December 31, 2016	June 30, 2016
Equity method investments	$1,950	$1,175
Goodwill	1,500,499	1,510,279
Long-lived assets	1,014,969	1,069,574
Total	$2,517,418	$2,581,028

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

Note 15 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of the following:

	Three Months Ended December 31, 2016		Three Months Ended December 31, 2015		Six Months Ended December 31, 2016		Six Months Ended December 31, 2015
	Pre-Tax	Net of Tax	Pre-Tax	Net of Tax	Pre-Tax	Net of Tax	Pre-Tax	Net of Tax
Foreign currency translation losses	$(46,751)	$(46,751)	$(19,924)	$(19,924)	$(43,360)	$(43,360)	$(53,247)	$(53,247)
Changes in hedging derivatives:
Reclassifications from AOCI into income (effective portion)(1)	(22,065)	(19,285)	(21,042)	(16,737)	(42,158)	(41,528)	(43,299)	(35,656)
Reclassifications from AOCI into income (effective portion)(2)	93	81	(24)	(19)	80	79	(24)	(20)
Reclassifications from AOCI into income (effective portion)(3)	6	5	5	4	11	9	10	8
Reclassifications from AOCI into income (effective portion)(6)	3,953	3,455	-	-	3,335	3,285	-	-
Gains recognized in AOCI (effective portion)	55,613	48,606	41,467	32,984	53,944	53,138	51,448	42,367
Other gains	669	585	87	69	675	665	23	19
Change in hedging derivatives	38,269	33,447	20,493	16,301	15,887	15,648	8,158	6,718
Pension liability adjustment:
Amortization of prior service cost(4)	214	152	247	166	428	301	494	347
Amortization of net loss(4)	1,029	732	1,309	878	2,081	1,464	2,624	1,842
Expected return on plan assets(4)	(27)	(19)	(31)	(21)	(55)	(39)	(62)	(44)
Other gains (losses) (5)	3,013	2,145	1,483	995	2,480	1,749	(1,154)	(810)
Pension liability adjustment	4,229	3,010	3,008	2,018	4,934	3,475	1,902	1,335
Unrealized (losses) gains on available-for-sale securities	(735)	(468)	53	34	857	548	(81)	(51)
Other comprehensive (loss) income	(4,988)	(10,762)	3,630	(1,571)	(21,682)	(23,689)	(43,268)	(45,245)
Other comprehensive (loss) income attributable to Harman International Industries, Incorporated	$(4,988)	$(10,762)	$3,630	$(1,571)	$(21,682)	$(23,689)	$(43,268)	$(45,245)

(1)	Reclassified to Cost of sales in our Condensed Consolidated Statements of Income. Refer to Note 13 – Derivatives for more information.
(2)	Reclassified to SG&A in our Condensed Consolidated Statements of Income. Refer to Note 13 – Derivatives for more information.
(3)	Reclassified to Interest expense, net in our Condensed Consolidated Statements of Income. Refer to Note 13 – Derivatives for more information.
(4)	Reclassified to SG&A in our Condensed Consolidated Statements of Income. Refer to Note 17 – Retirement Benefits for more information.
(5)	Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits included in AOCI.
(6)	Reclassified to Foreign exchange losses (gains), net in our Condensed Consolidated Statements of Income. Refer to Note 13–Derivatives for more information.

AOCI: At December 31, 2016 and June 30, 2016 AOCI consisted of the following:

Income/(Loss):	December 31, 2016	June 30, 2016
Cumulative translation adjustment	$(165,378)	$(122,018)
Pension liability adjustment	(54,970)	(58,445)
Unrealized gains on hedging derivatives	119,539	103,891
Unrealized losses on available-for-sale securities	(121)	(669)
Total AOCI	$(100,930)	$(77,241)

At December 31, 2016, we had approximately $9 million and $61.9 million of investments included in Other current assets and Non-current assets, respectively, in our Condensed Consolidated Balance Sheets that have been classified as available-for-sale securities. At June 30, 2016, we had approximately $8.9 million and $45.6 million of investments included in Other current assets and Non-current assets, respectively, in our Condensed Consolidated Balance Sheets that have been classified as available-for-sale securities. These securities are recorded at fair value with realized gains and losses recorded in income and unrealized gains and losses recorded in AOCI, net of taxes.

Note 16 – Restructuring Program

Our restructuring program that is designed to improve our global footprint, cost structure, technology portfolio, human resources and internal processes continues. For the three and six months ended December 31, 2016 and 2015, we continued to refine existing programs and launched new programs focused on achieving further productivity improvements to: (i) optimize certain research and development, supply chain and administrative functions; (ii) outsource certain manufacturing capabilities; (iii) divest or sublease facilities no longer needed to support current operations; and (iv) relocate certain functions to best cost countries.

A summary and components of our restructuring initiatives are presented below and include accruals for new programs as well as revisions to estimates, both increases and decreases, to programs accrued in prior periods:

	Severance Related Costs	Third Party Contractor Termination Costs	Facility Closure and Other Related Costs	Asset Impairments(1)	Total
Liability, June 30, 2016	$18,068	$435	$5,691	$-	$24,194
Expense(2)	30,889	843	1,308	666	33,706
Accumulated depreciation offset	-	-	-	(666)	(666)
Payments	(7,660)	-	(1,723)		(9,383)
Foreign currency translation	(477)	9	5		(463)
Liability, December 31, 2016	$40,820	$1,287	$5,281	$-	$47,388
Liability, June 30, 2015	$60,789	$-	$4,590	$-	$65,379
Expense(2)	1,112	372	629	3,964	6,077
Accumulated depreciation offset	-	-	-	(3,964)	(3,964)
Payments	(26,924)	-	(1,130)	-	(28,054)
Foreign currency translation	(1,041)	(7)	2	-	(1,046)
Liability, December 31, 2015	$33,936	$365	$4,091	$-	$38,392

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

Restructuring liabilities are recorded in Accrued liabilities and Other non-current liabilities in our Condensed Consolidated Balance Sheets.

Restructuring expenses by reporting business segment are presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Connected Car	$18,832	$(443)	$20,245	$(1,237)
Lifestyle Audio	711	867	3,331	1,174
Professional Solutions	243	2,522	8,716	2,176
Connected Services	680	-	748	-
Other	-	-	-	-
Total	20,466	2,946	33,040	2,113
Asset Impairments	598	1,940	666	3,964
Total	$21,064	$4,886	$33,706	$6,077

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

The SERP is an unfunded plan for tax purposes and under the Employee Retirement Income Security Act of 1974 (“ERISA”) all obligations arising under the SERP are payable from our general assets. To assist in the funding of the benefits under the SERP, we maintain assets in an irrevocable trust whereby the use of these assets is restricted to funding our future benefit obligations under the SERP. These assets are not plan assets of the SERP, therefore, in the event of bankruptcy, the assets become unrestricted and the SERP would become a general creditor of our company. The assets and liabilities, and earnings and expenses, of the irrevocable trust are consolidated in our condensed consolidated financial statements. As of December 31, 2016 and June 30, 2016, there were $94.4 million and $92.7 million, respectively, of total assets included in the irrevocable trust of which $0.0 million and $0.1 million, respectively, in each period consisted of Cash and cash equivalents, $41.2 million and $40.8 million, respectively, consisted of the cash surrender value of life insurance policies and $53.2 million and $51.8 million, respectively, consisted of equity and fixed income mutual funds, which are classified as available-for-sale securities.

The following table presents the components of net periodic benefit cost for the three and six months ended December 31, 2016 and 2015:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Service cost	$1,599	$1,405	$3,253	$2,839
Interest cost	1,207	1,714	2,433	3,441
Expected return on plan assets	(27)	(31)	(55)	(62)
Amortization of prior service cost	214	247	428	494
Amortization of net loss	1,029	1,309	2,081	2,624
Curtailments and settlements	-	(90)	-	(182)
Net periodic benefit cost	$4,022	$4,554	$8,140	$9,154

During the three months ended December 31, 2016 and 2015, we made contributions of $2.5 million and $2.3 million, respectively, to the defined benefit pension plans which were paid to participants.  During the six months ended December 31, 2016 and 2015, we made contributions of $5.1 million and $4.7 million, respectively, to the defined benefit pension plans which were paid to participants.  We expect to make approximately $5.2 million in contributions for the remainder of the fiscal year ending June 30, 2017.

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

Connected Services

Our Connected Services segment includes the operating results of Symphony Teleca Corporation (“STC”), and Redbend and our automotive services business. Our Connected Services segment creates innovative software solutions that integrate design, mobility, cloud and analytics and brings the benefits of the connected world to the automotive, retail, mobile, healthcare, media and consumer electronics markets. Our Connected Services segment offers services and solutions in order to help customers understand and visualize their data so they can make faster and more informed decisions, cloud-enable their businesses, support technical agility and exploit omni-channel strategies. Our Connected Services segment customers include BMW, British Telecom, Daimler, Jaguar Land Rover, Microsoft, Polycom and the Volkswagen Group.

Other

Other includes compensation, benefits and occupancy costs for corporate employees, net of reporting segment allocations, expenses associated with new technology innovation and our corporate brand identity campaign.

The following tables report Net sales and Operating income (loss) by each reporting segment for the three and six months ended December 31, 2016 and 2015:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Net sales:
Connected Car	$769,299	$736,969	$1,566,416	$1,492,452
Lifestyle Audio	765,022	641,309	1,333,404	1,117,380
Professional Solutions	255,650	248,871	495,873	495,977
Connected Services	173,308	153,540	339,979	313,453
Other	-	-	-	39
Eliminations **	(15,805)	(8,532)	(28,676)	(16,256)
Total	$1,947,474	$1,772,157	$3,706,996	$3,403,045
Operating income (loss):
Connected Car	$76,958	$84,266	$171,876	$171,485
Lifestyle Audio	125,798	83,018	204,480	130,271
Professional Solutions	10,228	23,952	21,910	49,637
Connected Services	19,629	4,865	21,192	10,496
Other	(58,599)	(36,948)	(94,633)	(71,269)
Total	$174,014	$159,153	$324,825	$290,620

	Three Months Ended December 31, 2016
	Net Sales	Eliminations **	Third Party Sales
Net sales:
Connected Car	$769,299	$(6)	$769,293
Lifestyle Audio	765,022	(762)	764,260
Professional Solutions	255,650	(1,020)	254,630
Connected Services	173,308	(14,017)	159,291
Other	-	-	-
Eliminations **	(15,805)	15,805	-
Total	$1,947,474	$-	$1,947,474

	Three Months Ended December 31, 2015
	Net Sales	Eliminations **	Third Party Sales
Net sales:
Connected Car	$736,969	$-	$736,969
Lifestyle Audio	641,309	(736)	640,573
Professional Solutions	248,871	(596)	248,275
Connected Services	153,540	(7,200)	146,340
Other	-	-	-
Eliminations **	(8,532)	8,532	-
Total	$1,772,157	$-	$1,772,157

	Six Months Ended December 31, 2016
	Net Sales	Eliminations **	Third Party Sales
Net sales:
Connected Car	$1,566,416	$(22)	$1,566,394
Lifestyle Audio	1,333,404	(1,452)	1,331,952
Professional Solutions	495,873	(1,503)	494,370
Connected Services	339,979	(25,699)	314,280
Other	-	-	-
Eliminations **	(28,676)	28,676	-
Total	$3,706,996	$-	$3,706,996

	Six Months Ended December 31, 2015
	Net Sales	Eliminations **	Third Party Sales
Net sales:
Connected Car	$1,492,452	$-	$1,492,452
Lifestyle Audio	1,117,380	(1,270)	1,116,110
Professional Solutions	495,977	(1,369)	494,608
Connected Services	313,453	(13,617)	299,836
Other	39	-	39
Eliminations **	(16,256)	16,256	-
Total	$3,403,045	$-	$3,403,045

 **Represents elimination of inter-segment activity.

Note 19 – Significant Customers

Presented below are the percentages of net sales to, and net accounts receivables due from, customers who represent ten percent or more of our net sales or net accounts receivable, as follows:

	Net Sales		Net Sales		Accounts Receivable, Net
	Three Months Ended		Six Months Ended
	December 31,		December 31,		December 31,	June 30,
	2016	2015	2016	2015	2016	2016
BMW	11%	11%	12%	13%	6%	9%
Fiat Chrysler Automobiles	12%	14%	14%	14%	17%	17%
The Volkswagen Group	12%	13%	12%	14%	4%	9%
Other customers	65%	62%	62%	59%	73%	65%
Total	100%	100%	100%	100%	100%	100%

Note 20 – Commitments and Contingencies

At December 31, 2016, we were subject to legal claims and litigation arising in the ordinary course of business, including the matter described below. The outcome of this legal action cannot be predicted with certainty; however, management, based upon advice from legal counsel, believes such action is either without merit or will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Connected Car Supply Arrangements

We have arrangements with our Connected Car customers to provide products that meet predetermined technical specifications and delivery dates. In the event that we do not satisfy the performance obligations under these arrangements, we may be required to indemnify the customer. We accrue for any loss that we expect to incur under these arrangements when that loss is probable and can be reasonably estimated.  For the three months ended December 31, 2016 and 2015, we did not recognize any gains or losses related to these arrangements. For the six months ended December 31, 2016 and 2015, we recognized $0.9 million of costs relating to delayed delivery of a product to a Connected Car customer and $3.9 million of gains relating to losses that we no longer expect to incur, respectively. An inability to meet performance obligations on connected car platforms to be delivered in future periods could adversely affect our results of operations, cash flows and financial condition in future periods.

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

Note 22 – Acquisitions

TowerSec Ltd.

On March 10, 2016 (the “TowerSec Acquisition Date”), Harman Becker Automotive Systems Manufacturing Kft, our indirect wholly-owned subsidiary (“Harman Becker Kft”), acquired all of the outstanding shares of TowerSec (the “TowerSec Acquisition”), a global automotive cyber security company, for a purchase price of $45.0 million, subject to certain adjustments (the “TowerSec Adjustments”). On the TowerSec Acquisition Date we paid $37.9 million which excludes $2.3 million for an indemnification holdback and $3.0 million for a deferred consideration amount (the “Deferred Consideration Amount”). The indemnification holdback will be released following the 18 month anniversary of the TowerSec Acquisition Date, if not used.  The Deferred Consideration Amount will be released on the second anniversary of the TowerSec Acquisition Date.  Approximately $2.6 million of third-party debt was assumed and paid off at the closing. The TowerSec Adjustments were finalized during the fiscal year ended June 30, 2016 and we recorded an increase to the purchase price of approximately $0.1 million. The TowerSec Acquisition is also subject to an earn-out of up to $30.0 million, contingent on TowerSec’s achievement of certain targets through March 10, 2019. Our preliminary estimate of the fair value of this contingent consideration liability is $27.7 million.

The total cost of the TowerSec Acquisition was allocated to the assets acquired and liabilities assumed based on their fair values at the TowerSec Acquisition Date, as follows:

March 10, 2016
Cash and cash equivalents	$472
Other current assets	84
Total current assets	556
Property, plant and equipment	205
Goodwill	69,438
Intangible assets	4,600
Other non-current assets	89
Total assets	74,888
Accounts payable	119
Accrued liabilities	66
Total current liabilities	185
Other non-current liabilities	3,723
Total liabilities	3,908
Net assets	$70,980

Based on our valuation, goodwill and intangibles were recorded in connection with the TowerSec Acquisition based on third-party valuations and management’s estimates for those acquired intangible assets. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. None of the goodwill recognized is deductible for tax purposes. Intangible assets include internally developed technology of $4.6 million with an approximate useful life of six years. Expenses of $0.6 million were recognized in connection with this acquisition and are included in SG&A in our Condensed Consolidated Statement of Income for the quarter ended March 31, 2016. The operating results of TowerSec are included in our condensed consolidated financial statements from the TowerSec Acquisition Date within our Connected Car segment. Pro forma financial information has not been provided as the TowerSec Acquisition is not material to our results of operations.

Southern Vision Systems, Inc.

On June 10, 2015 (the “SVSI Acquisition Date”), Harman Professional, Inc., our wholly-owned subsidiary, acquired all of the issued and outstanding shares of SVSI (the “SVSI Acquisition”), a developer, manufacturer and marketer of audio/video over internet protocol products and services, for a total purchase price of $20.0 million, subject to certain adjustments (the “SVSI Adjustments”). On the SVSI Acquisition Date we paid $19.5 million which excludes $2.4 million for certain indemnification holdbacks. During the three and six months ended December 31, 2016, the $2.4 million indemnification holdbacks were released to the sellers. The SVSI Adjustments were finalized during the three months ended September 30, 2015 and we recorded an increase to the purchase price of approximately $0.1 million. The SVSI Acquisition is also subject to an earn-out of up to $10.0 million to be paid in fiscal years 2017, 2018 and 2019, based upon the achievement of certain contribution margin targets related to the sale of certain products through fiscal year 2018. Our estimate of the fair value of this contingent consideration liability is $3.0 million at the end of the measurement period for this acquisition. During the three months ended September 30, 2016, we made a contingent consideration payment of $2.1 million related to fiscal year 2016 results. Refer to Note 14- Fair Value Measurements for more information on our ongoing evaluation of this contingent consideration liability.

Bang & Olufsen Automotive Assets

On June 1, 2015 (the “B&O Acquisition Date”), we acquired certain automotive assets and liabilities of Bang &Olufsen A/S (“B&O”), a developer of home audio systems and car audio solutions, including a perpetual exclusive license to use the Bang & Olufsen and B&O Play® trademarks, for a total purchase price of €150.8 million (the “B&O Preliminary Purchase Price”) or approximately $165.7 million (the “B&O Acquisition”), subject to a final purchase price adjustment (the “B&O Adjustment”). On the B&O Acquisition Date, we paid the B&O Preliminary Purchase Price, of which €12.5 million was placed in escrow for certain indemnification matters. The B&O Adjustment was finalized during the three months ended September 30, 2015 and we recorded a decrease to the purchase price of approximately €0.5 million or $0.5 million. During the three months ended September 30, 2016, the €12.5 million placed in escrow was released to the sellers.

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

Red Bend Ltd.

On February 26, 2015 (the “Redbend Acquisition Date”), Harman Becker Kft acquired all of the outstanding shares of Redbend, a provider of software management technology for connected devices, over-the-air software and firmware upgrading services, in a cash and stock transaction valued at approximately $195.3 million (the “Redbend Acquisition”), of which $71.0 million was paid in cash and $124.3 million was paid in shares of our common stock (the “Redbend Purchase Price”), subject to certain adjustments (the “Post-Closing Adjustment”). Approximately $5.6 million of third party debt was assumed and paid off at the closing. The Redbend Acquisition is also subject to an earn-out of up to $30.0 million to be paid in the third quarter of fiscal year 2017, based upon the achievement of Redbend’s cumulative bookings target for awarded business from January 1, 2015 through December 31, 2016. Our estimate of the fair value of this contingent consideration liability is $20.9 million at the end of the measurement period. Refer to Note 14- Fair Value Measurements for more information on our ongoing evaluation of this contingent consideration liability.  Our final calculation of the Post-Closing Adjustment was $0.4 million, which was paid during the fiscal year ended June 30, 2015. Approximately $16.0 million of the Redbend Purchase Price was placed in escrow for certain indemnification matters. During the three months ended September 30, 2016, approximately $15.4 million of the amounts placed in escrow were released to the sellers.

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

Note 23 – Accounts Payable

Beginning in fiscal year 2015, we entered into an agreement with a third party to provide an accounts payable tracking system which allows participating suppliers to sell our payment obligations to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more of our payment obligations prior to their scheduled due dates, at a discounted price, to participating financial institutions. Our goal in entering into this agreement is to capture overall supplier savings, in the form of pricing and payment terms, created by facilitating the supplier’s ability to sell payment obligations, while providing them with greater working capital flexibility. We have no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. Our obligations to our suppliers, including amounts due and scheduled payment dates, are not impacted by a supplier’s decision to sell amounts under this arrangement; however, our right to offset balances due from suppliers against payment obligations is restricted by this agreement for those payment obligations that have been sold by suppliers. As of December 31, 2016 and June 30, 2016, $253.5 million and $316.6 million, respectively, of our outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $103.7 million and $149.6 million, respectively, of those payment obligations to participating financial institutions.

Note 24 – Subsequent Events

Dividend Declaration

On January 26, 2017 we declared a cash dividend of $0.35 per share for the quarter ended December 31, 2016. The quarterly dividend will be paid on February 22, 2017 to each stockholder of record as of the close of business on February 6, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Samsung Acquisition

On November 14, 2016, Samsung Electronics Co. Ltd. (“Samsung”) and Harman announced that the companies have entered into a definitive merger agreement (the “Merger Agreement”), under which an indirect, wholly-owned subsidiary of Samsung will acquire all of the outstanding shares of Harman and Harman will become an indirect, wholly-owned subsidiary of Samsung (the “Merger”). Under the terms of the Merger Agreement, Harman shareholders will receive, for each Harman share held by such shareholders, $112 in cash at closing (the “Merger Consideration”). The completion of the Merger is subject to customary closing conditions including, among others, approval by our shareholders and various regulatory approvals.  The transaction is expected to close by the middle of calendar year 2017. Refer to Harman’s definitive proxy statement filed with the Securities and Exchange Commission on January 17, 2017 for additional information on the transaction. We cannot guarantee that the Merger will be completed or that, if completed, it will be exactly on the terms as set forth in the Merger Agreement.  For additional information regarding certain risks related to the Merger see the information under the caption “Risk Factors” which is located in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Our products are sold worldwide, with the largest markets located in the United States and Germany. In the United States, our primary manufacturing facilities are located in Kentucky, Indiana and Washington. Outside of the United States, we have manufacturing facilities in Austria, Brazil, China, Hungary, India, Germany, and Mexico.

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

We believe opportunities exist to grow our business in all of our business segments in emerging markets such as Brazil, Russia, India and China (“BRIC”). During the three months ended December 31, 2016, BRIC sales to our end market customers increased $92.7 million to $358.1 million, an increase of 34.9 percent over the same period in the prior fiscal year. During the six months ended December 31, 2016, BRIC sales to our end market customers increased $183.5 million to $671.0 million, an increase of 37.6 percent over the same period in the prior fiscal year.

We continue to roll out our global marketing campaign featuring some of the world’s most prominent organizations, artists, celebrities and athletes such as the National Basketball Association, Stephen Curry, Quincy Jones, DNCE, Demi Lovato, and Linkin Park, in order to increase brand awareness and support growth and market share gains across our entire business.

Critical Accounting Policies

Recently Adopted Accounting Standards

For the three and six months ended December 31, 2016, there were no significant changes to our critical accounting policies and estimates from those disclosed in the consolidated financial statements and the related notes included in our 2016 Annual Report, except for recently adopted accounting standards disclosed in Note 2 – New Accounting Standards in the Notes to the Condensed Consolidated Financial Statements for the three and six months ended December 31, 2016.

Recently Issued Accounting Standards

Refer to Note 2 – New Accounting Standards in the Notes to the Condensed Consolidated Financial Statements for a summary of recently issued accounting standards.

Results of Operations

Net Sales

Net sales for the three months ended December 31, 2016 were $1.947 billion compared to $1.772 billion in the same period in the prior year, an increase of 9.9 percent, or 10.7 percent excluding foreign currency translation. Net sales increased due to growth in all of our segments primarily due to the impact of strong demand for connected smart audio products and headphones in consumer audio and growth in our automotive businesses offset by unfavorable foreign currency translation of $12.3 million.

Net sales for the six months ended December 31, 2016 were $3.707 billion compared to $3.403 billion in the same period in the prior year, an increase of 8.9 percent, or 9.4 percent excluding foreign currency translation. Net sales increased due to growth in our Lifestyle Audio, Connected Car, and Connected Services segments primarily due to the impact of strong demand for connected smart audio products and headphones in consumer audio and growth in our automotive businesses offset by unfavorable foreign currency translation of $13.1 million.

A summary of our net sales by business segment is presented below:

	Three Months Ended December 31,				Six months ended December 31,
	2016	%	2015	%	2016	%	2015	%
Net sales:
Connected Car	$769,299	39.5%	$736,969	41.6%	$1,566,416	42.3%	$1,492,452	43.9%
Lifestyle Audio	765,022	39.3%	641,309	36.2%	1,333,404	36.0%	1,117,380	32.8%
Professional Solutions	255,650	13.1%	248,871	14.0%	495,873	13.4%	495,977	14.6%
Connected Services	173,308	8.9%	153,540	8.7%	339,979	9.2%	313,453	9.2%
Other	-	0.0%	-	0.0%	-	0.0%	39	0.0%
Eliminations**	(15,805)	-0.8%	(8,532)	-0.5%	(28,676)	-0.8%	(16,256)	-0.5%
Total	$1,947,474	100%	$1,772,157	100%	$3,706,996	100%	$3,403,045	100%

**	Represents elimination of inter-segment activity

Connected Car – Net sales for the three months ended December 31, 2016 increased $32.3 million, or 4.4 percent, compared to the same period in the prior year, or 5.0 percent excluding foreign currency translation. The increase in net sales was driven by the expansion of recently launched programs and stronger production, partially offset by unfavorable foreign currency translation of $4.5 million.

Net sales for the six months ended December 31, 2016 increased $74.0 million, or 5.0 percent, compared to the same period in the prior year, or 5.2 percent excluding foreign currency translation. The increase in net sales was driven by the expansion of recently launched programs and stronger production, partially offset by unfavorable foreign currency translation of $3.1 million.

Lifestyle Audio – Net sales for the three months ended December 31, 2016 increased $123.7 million, or 19.3 percent, compared to the same period in the prior year, or 19.7 percent excluding foreign currency translation. The increase in net sales was driven by stronger demand for connected smart audio products and headphones in consumer audio and stronger automotive production in car audio, partially offset by unfavorable foreign currency translation of $2.3 million.

Net sales for the six months ended December 31, 2016 increased $216.0 million, or 19.3 percent, compared to the same period in the prior year, or 19.5 percent excluding foreign currency translation. The increase in net sales was driven by stronger demand for connected smart audio products and headphones in consumer audio and stronger automotive production in car audio, partially offset by unfavorable foreign currency translation of $1.9 million.

Professional Solutions – Net sales for the three months ended December 31, 2016 increased $6.8 million, or 2.7 percent, compared to the same period in the prior year, or 3.1 percent excluding foreign currency translation due to stronger sales in Asia, partially offset by unfavorable foreign currency translation of $1.0 million.

Net sales for the six months ended December 31, 2016 decreased $0.1 million, or 0 percent, compared to the same period in the prior year, or 0.4 percent excluding foreign currency translation due to unfavorable foreign currency translation of $2.1 million, partially offset by stronger sales.

Connected Services – Net sales for the three months ended December 31, 2016 increased $19.8 million, or 12.9 percent, compared to the same period in the prior year, or 16.4 percent excluding foreign currency translation. The increase in net sales was primarily driven by higher demand for automotive services, partially offset by unfavorable foreign currency translation of $4.6 million.

Net sales for the six months ended December 31, 2016 increased $26.5 million, or 8.5 percent, compared to the same period in the prior year, or 11.1 percent excluding foreign currency translation. The increase in net sales was primarily driven by higher demand for automotive services, partially offset by unfavorable foreign currency translation of $7.3 million.

Gross Profit

Gross profit as a percentage of net sales increased 0.4 percentage points to 31.2 percent for the three months ended December 31, 2016 compared to 30.8 percent in the same period in the prior year. The increase in overall gross profit as a percentage of net sales was driven by our Lifestyle Audio and Connected Car segments partially offset by decreases in overall gross profit as a percentage of net sales in our Professional Solutions and Connected Services segments.

Gross profit as a percentage of net sales increased 0.7 percentage points to 31.0 percent for the six months ended December 31, 2016 compared to 30.3 percent in the same period in the prior year. The increase in overall gross profit as a percentage of net sales was driven by our Lifestyle Audio and Connected Car segments partially offset by decreases in overall gross profit as a percentage of net sales in our Professional Solutions and Connected Services segments.

A summary of our gross profit by business segment is presented below:

	Three Months Ended December 31,				Six months ended December 31,
	2016	Percentage of Net Sales	2015	Percentage of Net Sales	2016	Percentage of Net Sales	2015	Percentage of Net Sales
Gross profit:
Connected Car	$203,012	26.4%	$182,957	24.8%	$400,852	25.6%	$360,770	24.2%
Lifestyle Audio	259,528	33.9%	207,828	32.4%	460,366	34.5%	362,102	32.4%
Professional Solutions	95,515	37.4%	103,106	41.4%	189,598	38.2%	205,511	41.4%
Connected Services	53,803	31.0%	52,547	34.2%	105,605	31.1%	106,713	34.0%
Other	(951)	*	71	*	(1,429)	*	115	*
Eliminations**	(2,946)	*	(1,417)	*	(5,760)	*	(2,721)	*
Total	$607,961	31.2%	$545,092	30.8%	$1,149,232	31.0%	$1,032,490	30.3%

*	Percent not meaningful.
**	Represents elimination of inter-segment activity

Connected Car – Gross profit as a percentage of net sales increased 1.6 percentage points to 26.4 percent for the three months ended December 31, 2016 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was primarily due to the impact of higher sales volume leveraging a more efficient fixed production cost base and favorable product mix.

Gross profit as a percentage of net sales increased 1.4 percentage points to 25.6 percent for the six months ended December 31, 2016 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was primarily due to the impact of higher sales volume leveraging a more efficient fixed production cost base and favorable product mix.

Lifestyle Audio – Gross profit as a percentage of net sales increased 1.5 percentage points to 33.9 percent for the three months ended December 31, 2016 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was primarily due to margin expansion in car audio as a result of operating leverage and manufacturing excellence.

Gross profit as a percentage of net sales increased 2.1 percentage points to 34.5 percent for the six months ended December 31, 2016 compared to the same period in the prior year. The increase in gross profit as a percentage of net sales was primarily due to margin expansion in car audio as a result of operating leverage and manufacturing excellence.

Professional Solutions – Gross profit as a percentage of net sales decreased 4.0 percentage points to 37.4 percent for the three months ended December 31, 2016 compared to the same period in the prior year. The decrease in gross profit as a percentage of net sales was primarily due to unfavorable geographic and product mix.

Gross profit as a percentage of net sales decreased 3.2 percentage points to 38.2 percent for the six months ended December 31, 2016 compared to the same period in the prior year. The decrease in gross profit as a percentage of net sales was primarily due to unfavorable geographic and product mix.

Connected Services – Gross profit as a percentage of net sales decreased 3.2 percentage points to 31.0 percent for the three months ended December 31, 2016 compared to the same period in the prior year. The decrease in gross profit as a percentage of net sales was primarily due to higher revenue on high margin engineering change orders in the prior year.

Gross profit as a percentage of net sales decreased 2.9 percentage points to 31.1 percent for the six months ended December 31, 2016 compared to the same period in the prior year. The decrease in gross profit as a percentage of net sales was primarily due to higher revenue on high margin engineering change orders in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $433.9 million for the three months ended December 31, 2016 compared to $385.9 million in the same period in the prior year, an increase of $48.0 million. As a percentage of net sales, SG&A increased 0.5 percentage points in the three months ended December 31, 2016 compared to the same period in the prior year. The increase in SG&A was primarily in support of increased net sales, higher restructuring expenses, higher RD&E, increased transaction costs, and an increase in a contingent consideration liability related to an acquisition, partially offset by tighter expense controls and favorable foreign currency translation of $2.2 million. RD&E increased $9.0 million to $112.1 million, or 5.8 percent of net sales, in the three months ended December 31, 2016, compared to $103.1 million, or 5.8 percent of net sales, in the same period in the prior year primarily due to higher gross spending to support awarded business, partially offset by favorable foreign currency translation of $0.6 million.

SG&A were $824.4 million for the six months ended December 31, 2016 compared to $741.9 million in the same period in the prior year, an increase of $82.5 million. As a percentage of net sales, SG&A increased 0.4 percentage points in the six months ended December 31, 2016 compared to the same period in the prior year. The increase in SG&A was primarily in support of increased net sales, higher restructuring expenses, higher RD&E, increased transaction costs, and an increase in certain contingent consideration liabilities related to certain acquisitions, partially offset by tighter expense controls and favorable foreign currency translation of $2.2 million. RD&E increased $10.4 million to $221.4 million, or 6.0 percent of net sales, in the six months ended December 31, 2016, compared to $211.0 million, or 6.2 percent of net sales, in the same period in the prior year primarily due to higher gross spending to support awarded business, partially offset by favorable foreign currency translation of $0.3 million.

A summary of SG&A by business segment is presented below:

	Three Months Ended December 31,				Six months ended December 31,
	2016	Percentage of Net Sales	2015	Percentage of Net Sales	2016	Percentage of Net Sales	2015	Percentage of Net Sales
SG&A:
Connected Car	$126,053	16.4%	$98,690	13.4%	$228,976	14.6%	189,285	12.7%
Lifestyle Audio	133,730	17.5%	124,811	19.5%	255,886	19.2%	231,831	20.7%
Professional Solutions	85,287	33.4%	79,155	31.8%	167,688	33.8%	155,874	31.4%
Connected Services	34,175	19.7%	47,682	31.1%	84,413	24.8%	96,217	30.7%
Other	57,648	*	37,018	*	93,204	*	71,384	*
Eliminations **	(2,946)	*	(1,417)	*	(5,760)	*	(2,721)	*
Total	$433,947	22.3%	$385,939	21.8%	$824,407	22.2%	$741,870	21.8%

*	Percent not meaningful.
**	Represents elimination of inter-segment activity

Connected Car – SG&A increased $27.4 million to $126.1 million for the three months ended December 31, 2016 compared to the same period in the prior year. The increase in SG&A was primarily in support of increased net sales, higher restructuring expenses, and higher RD&E, partially offset by favorable foreign currency translation of $0.6 million. As a percentage of net sales, SG&A increased 3.0 percentage points to 16.4 percent for the three months ended December 31, 2016 compared to the same period in the prior year. RD&E increased $5.4 million to $50.4 million, or 6.6 percent of net sales, in the three months ended December 31, 2016, compared to $45.1 million, or 6.1 percent of net sales, in the same period in the prior year primarily due to higher gross spending to support new awards partially offset by higher customer reimbursements and favorable foreign currency translation of $0.3 million.

SG&A increased $39.7 million to $229.0 million for the six months ended December 31, 2016 compared to the same period in the prior year. The increase in SG&A was primarily in support of increased net sales, higher restructuring expenses, and higher RD&E, partially offset by favorable foreign currency translation of $0.3 million. As a percentage of net sales, SG&A increased 1.9 percentage points to 14.6 percent for the six months ended December 31, 2016 compared to the same period in the prior year. RD&E increased $4.4 million to $98.8 million, or 6.3 percent of net sales, in the six months ended December 31, 2016, compared to $94.3 million, or 6.3 percent of net sales, in the same period in the prior year primarily due to higher gross spending to support new awards partially offset by higher customer reimbursements and favorable foreign currency translation of $0.1 million.

Lifestyle Audio – SG&A increased $8.9 million to $133.7 million for the three months ended December 31, 2016 compared to the same period in the prior year. The increase in SG&A was primarily in support of increased net sales, including higher RD&E and higher selling and marketing expenses related to our brand identity campaign, partially offset by favorable foreign currency translation of $0.6 million. As a percentage of net sales, SG&A decreased 2.0 percentage point to 17.5 percent for the three months ended December 31, 2016 compared to the same period in the prior year. RD&E increased $7.7 million to $36.1 million, or 4.7 percent of net sales, in the three months ended December 31, 2016 compared to $28.4 million, or 4.4 percent of net sales in the same period in the prior year due to higher gross spending to support awarded business, partially offset by favorable foreign currency translation of $0.1 million.

SG&A increased $24.1 million to $255.9 million for the six months ended December 31, 2016 compared to the same period in the prior year. The increase in SG&A was primarily in support of increased net sales, including higher RD&E and higher selling and marketing expenses related to our brand identity campaign, partially offset by favorable foreign currency translation of $0.3 million. As a percentage of net sales, SG&A decreased 1.5 percentage point to 19.2 percent for the six months ended December 31, 2016 compared to the same period in the prior year. RD&E increased $13.9 million to $70.9 million, or 5.3 percent of net sales, in the six months ended December 31, 2016 compared to $57.1 million, or 5.1 percent of net sales in the same period in the prior year due to higher gross spending to support awarded business, partially offset by favorable foreign currency translation of $0.1 million.

Professional Solutions – SG&A increased $6.1 million to $85.3 million for the three months ended December 31, 2016 compared to the same period in the prior year. The increase in SG&A was primarily due to higher RD&E and an increase in a contingent consideration liability related to an acquisition, partially offset by favorable foreign currency translation of $0.4 million. As a percentage of net sales, SG&A increased 1.6 percentage points to 33.4 percent for the three months ended December 31, 2016 compared to the same period in the prior year. RD&E increased $2.6 million to $19.2 million, or 7.5 percent of net sales, in the three months ended December 31, 2016 compared to $16.5 million, or 6.6 percent of net sales, in the same period in the prior year to support new product introductions.

SG&A increased $11.8 million to $167.7 million for the six months ended December 31, 2016 compared to the same period in the prior year. The increase in SG&A was primarily due to higher restructuring expenses, higher RD&E, and an increase in a contingent consideration liability related to an acquisition, partially offset by tighter cost controls and favorable foreign currency translation of $0.7 million. As a percentage of net sales, SG&A increased 2.4 percentage points to 33.8 percent for the six months ended December 31, 2016 compared to the same period in the prior year. RD&E increased $2.5 million to $36.8 million, or 7.4 percent of net sales, in the six months ended December 31, 2016 compared to $34.3 million, or 6.9 percent of net sales, in the same period in the prior year to support new product introductions.

Connected Services – SG&A decreased $13.5 million to $34.2 million for the three months ended December 31, 2016 compared to the same period in the prior year primarily due to lower amortization of our acquired intangible assets, lower RD&E and favorable foreign currency translation of $0.5 million. As a percentage of net sales, SG&A decreased 11.4 percentage points to 19.7 percent for the three months ended December 31, 2016 compared to the same period in the prior year. RD&E decreased $5.9 million to $4.3 million, or 2.5 percent of net sales, in the three months ended December 31, 2016 compared to $10.3 million, or 6.7 percent of net sales, in the same period in the prior year.

SG&A decreased $11.8 million to $84.4 million for the six months ended December 31, 2016 compared to the same period in the prior year primarily due to lower amortization of our acquired intangible assets, lower RD&E and favorable foreign currency translation of $0.9 million, partially offset by an increase in a contingent consideration liability related to an acquisition. As a percentage of net sales, SG&A decreased 5.9 percentage points to 24.8 percent for the six months ended December 31, 2016 compared to the same period in the prior year. RD&E decreased $8.0 million to $11.7 million, or 3.4 percent of net sales, in the six months ended December 31, 2016 compared to $ 19.7 million, or 6.3 percent of net sales, in the same period in the prior year.

Other – Other SG&A includes compensation, benefit and occupancy costs for corporate employees, new technology innovation and expenses associated with our corporate brand identity campaign. Other SG&A increased $20.6 million to $57.7 million in the three months ended December 31, 2016 compared to the same period in the prior year primarily due to increased transaction costs related to the Merger Agreement and increased stock compensation costs.  Other SG&A increased $21.8 million to $93.2 million in the six months ended December 31, 2016 compared to the same period in the prior year primarily due to increased transaction costs related to the Merger Agreement and increased stock compensation costs.

Restructuring

Our restructuring program that is designed to improve our global footprint, cost structure, technology portfolio, human resources and internal processes continues. For the three and six months ended December 31, 2016 and 2015, we continued to refine existing programs and launched new programs focused on achieving further productivity improvements to: (i) optimize certain research and development, supply chain and administrative functions; (ii) outsource certain manufacturing capabilities; (iii) divest or sublease facilities no longer needed to support current operations; and (iv) relocate certain functions to best cost countries.  For the six months ended December 31, 2016, the total restructuring liability increased $23.2 million to $47.4 million, compared to June 30, 2016, primarily due to $33.7 million of expenses incurred for new programs or to refine existing programs offset by payments of $9.4 million. Refer to Note 16 – Restructuring Program in the Notes to the Condensed Consolidated Financial Statements for additional information on our restructuring balance.

Goodwill

Goodwill was $1.500 billion at December 31, 2016 compared with $1.510 billion at June 30, 2016. The decrease in goodwill in the six months ended December 31, 2016 versus June 30, 2016 was primarily associated with unfavorable foreign currency translation of $9.7 million and a decrease of $0.1 million in connection with the acquisition of TowerSec Ltd. (“TowerSec”).

Refer to Note 8 - Goodwill and Intangible Assets, Net in the Notes to the Condensed Consolidated Financial Statements for additional information on our goodwill balance.

We did not recognize any goodwill impairment charges in our Condensed Consolidated Statements of Income in the three and six months ended December 31, 2016 and 2015.

Operating Income

Operating income for the three months ended December 31, 2016 was $174.0 million, or 8.9 percent of net sales, compared to operating income of $159.2 million, or 9.0 percent of net sales, in the same period in the prior year. The increase in operating income was primarily due to higher leverage of fixed costs based on higher net sales volumes partially offset by higher SG&A in support of increased net sales, higher restructuring expenses, an increase in transaction costs, and an increase in a contingent consideration liability related to an acquisition.

Operating income for the six months ended December 31, 2016 was $324.8 million, or 8.8 percent of net sales, compared to operating income of $290.6 million, or 8.5 percent of net sales, in the same period in the prior year. The increase in operating income was primarily due to higher leverage of fixed costs based on higher net sales volumes partially offset by higher SG&A in support of increased net sales, higher restructuring expenses, an increase in transaction costs, and an increase in certain contingent consideration liabilities related to certain acquisitions.

Interest Expense, Net

Interest expense is reported net of interest income in our Condensed Consolidated Statements of Income. Interest expense, net was $9.2 million and $7.7 million for the three months ended December 31, 2016 and 2015, respectively. Gross interest expense was $10.1 million and $8.6 million for the three months ended December 31, 2016 and 2015, respectively. The non-cash portion of gross interest expense was $0.9 million and $0.7 million for the three months ended December 31, 2016 and 2015, respectively. The cash portion of gross interest expense was $9.2 million and $7.9 million for the three months ended December 31, 2016 and 2015, respectively. Interest income was $0.9 million for the three month periods ended December 31, 2016 and 2015.

Interest expense, net was $18.5 million and $15.9 million for the six months ended December 31, 2016 and 2015, respectively. Gross interest expense was $20.3 million and $17.4 million for the six months ended December 31, 2016 and 2015, respectively. The non-cash portion of gross interest expense was $1.9 million and $1.4 million for the six months ended December 31, 2016 and 2015, respectively. The cash portion of gross interest expense was $18.4 million and $16.0 million for the six months ended December 31, 2016 and 2015, respectively. Interest income was $1.8 million and $1.5 million for the six months ended December 31, 2016 and 2015, respectively.

Non-cash interest expense for the three and six months ended December 31, 2016 relates to the amortization of the debt discount and debt issuance costs on the Euro denominated 2.000 Percent Senior Notes due 2022 (the “2.000 Percent Senior Notes”) issued on May 27, 2015 and the U.S. Dollar denominated 4.150 Percent Senior Notes due 2025 (the “4.150 Percent Senior Notes”) issued on May 11, 2015, the amortization of debt issuance costs on the Multi-Currency Credit Agreement entered into on March 26, 2015 by and among Harman, Harman Holding GmbH & Co. KG (“Harman KG”) and a group of banks (the “2015 Credit Agreement”), and the accretion of the innovative Systems GmbH obligation.

Non-cash interest expense for the three and six months ended December 31, 2015 relates to the amortization of the debt discount and debt issuance costs on the 2.000 Percent Senior Notes and the 4.150 Percent Senior Notes and the amortization of debt issuance costs on the 2015 Credit Agreement.

Cash interest expense for the three and six months ended December 31, 2016 and 2015 primarily relates to interest on the 2.000 Percent Senior Notes, the 4.150 Percent Senior Notes, the 2015 Credit Agreement, and our short term borrowings.

Interest income primarily relates to interest earned on our cash and cash equivalents and the variances from year to year are due to fluctuations in those balances and changes in interest rates.

Foreign Exchange Losses (Gains), Net

Foreign currency exchange gains and losses resulting from the remeasurement of certain foreign currency denominated monetary assets and liabilities are included in Foreign exchange losses (gains), net in our Condensed Consolidated Statements of Income.

Miscellaneous, Net

Miscellaneous, net expenses were $1.9 million and $4.4 million for the three months ended December 31, 2016 and 2015, respectively, and were $4.8 million and $8.4 million for the six months ended December 31, 2016 and 2015, respectively. During the three and six months ended December 31, 2016, Miscellaneous, net expenses primarily consisted of bank charges.  During three and six months ended December 31, 2015, Miscellaneous, net expenses primarily consisted of bank charges, interest expense related to a disputed claim and accretion of certain acquisition consideration liabilities which are payable in the future.

Income Tax Expense, Net

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income. Income tax expense for the three months ended December 31, 2016 and 2015 was $60.9 million and $33.1 million, respectively. The effective tax rate for the three months ended December 31, 2016 and 2015 was 37.9 percent and 22.6 percent, respectively. The increase in the effective tax rate for the three months ended December 31, 2016, compared to the same period in the prior year was primarily due a discrete tax charge of $22.7 million from deemed income on foreign earnings of which $3.7 million, $17.1 million and $1.9 million is attributable to fiscal years 2014, 2015 and 2016, respectively.

Income tax expense for the six months ended December 31, 2016 and 2015 was $98.3 million and $66.6 million, respectively. The effective tax rate for the six months ended December 31, 2016 and 2015 was 32.8 percent and 24.9 percent, respectively. The increase in the effective tax rate for the six months ended December 31, 2016, compared to the same period in the prior year was primarily due to a discrete tax charge of $22.7 million from deemed income on foreign earnings of which $3.7 million, $17.1 million and $1.9 million is attributable to fiscal years 2014, 2015 and 2016, respectively.

We have net deferred tax assets of $106.5 million primarily consisting of deferred deductions, interest and loss carryovers and research and experimentation credits. We have evaluated all available evidence, both positive and negative, and based upon such evidence we continue to believe that our net deferred tax assets are fairly reflected in our Condensed Consolidated Balance Sheets. If the results of our operations do not meet our current expectations, our net deferred tax assets may become impaired.

As of December 31, 2016 unrecognized tax benefits and the related interest were $65.6 million and $3.0 million, respectively, all of which would affect the tax rate if recognized. During the three months ended December 31, 2016, tax reserves decreased by $0.1 million primarily due to foreign currency translation that is recorded in the Condensed Consolidated Statements of Comprehensive Income. Related interest on prior year exposures was increased by $0.1 million. During the six months ended December 31, 2016, $0.3 million of tax reserves were established on new uncertain tax positions. Related interest on prior year exposures was increased by $0.2 million.

Financial Condition

Liquidity and Capital Resources

We primarily finance our working capital requirements through cash generated by operations, the 2015 Credit Agreement, and trade credit. Cash and cash equivalents were $683.4 million at December 31, 2016 compared to $602.3 million at June 30, 2016. During the six months ended December 31, 2016, our cash and cash equivalents balance increased $81.1 million. The increase in cash was due to net cash provided by operating activities, partially offset by payments related to capital expenditures, repurchases of common stock under our board authorized share buyback programs and related to our share-based compensation arrangements, dividends, payment of contingent consideration, and the purchase of a convertible debt security. We also used cash to make investments in our manufacturing facilities, fund product development and meet the working capital needs of our business segments.

At December 31, 2016 and June 30, 2016, there was approximately $513.0 million and $523.0 million, respectively, of outstanding borrowings, which are included in our Condensed Consolidated Balance Sheets as Borrowings under the 2015 Credit Agreement. At December 31, 2016 and June 30, 2016 there were $4.1 million of outstanding letters of credit under the 2015 Credit Agreement. At December 31, 2016 and June 30, 2016, unused available credit under the 2015 Credit Agreement was $682.9 million and $672.9 million, respectively. In connection with the 2015 Credit Agreement, we incurred $3.0 million of fees and other expenses, which are being amortized over the term of the 2015 Credit Agreement to Interest expense, net in our Condensed Consolidated Statements of Income on a straight-line basis.

The 2015 Credit Agreement and each of the indentures underlying the 2.000 Percent Senior Notes and the 4.150 Percent Senior Notes contain provisions that limit our operating and financing activities. A violation of any of these covenants could result in a default under our debt agreements, which could permit the acceleration of the repayment of any borrowings outstanding and/or the holders of the notes to direct the trustee to accelerate repayment of amounts outstanding under the notes. A default or acceleration under our debt agreements would result in increased capital costs and could adversely affect our ability to operate our business and our results of operations and financial condition. As of December 31, 2016, we were in compliance with all of the covenants contained in the 2015 Credit Agreement and each of the indentures underlying the 2.000 Percent Senior Notes and the 4.150 Percent Senior Notes.

We believe that our existing cash and cash equivalents of $683.4 million at December 31, 2016, together with our expected future operating cash flows, and our availability of $682.9 million under the 2015 Credit Agreement, will be sufficient to cover our working capital needs, debt service, income tax payments, capital expenditures, including major investments related to manufacturing and research facilities in emerging markets, acquisitions, purchase commitments, restructuring projects, share buybacks and quarterly dividends for at least the next 12 months.

Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and maintain access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors beyond our control. We earn a significant amount of our operating income outside the U.S., the majority of which is deemed to be permanently reinvested in foreign jurisdictions. As of December 31, 2016, Cash and cash equivalents of $119.9 million were held in the U.S. and Cash and cash equivalents of $563.5 million were held by us in foreign jurisdictions. As of June 30, 2016, Cash and cash equivalents of $164.7 million were held in the U.S. and Cash and cash equivalents of $437.6 million were held by us in foreign jurisdictions. Below is a more detailed discussion of our cash flow activities during the six months ended December 31, 2016 compared to the same period in the prior fiscal year.

Operating Activities

For the six months ended December 31, 2016, our net cash provided by operations was $310.5 million compared to $19.8 million in the same period in the prior year. The increase in operating cash flows compared to the same period in the prior year was primarily due to increases in accounts payable, smaller increases in inventory balances, increases in income taxes payable, higher net income partially offset by increases in receivables. At December 31, 2016, working capital, excluding cash and short-term debt, was $615.0 million, compared with $571.0 million at June 30, 2016. The increase was primarily due to higher inventory, receivables and other current assets, partially offset by higher accounts payable, and accrued liabilities.

Investing Activities

Net cash used in investing activities was $87.3 million for the six months ended December 31, 2016, compared to $86.9 million in the same period in the prior year. The increase in net cash used in investing activities compared to the same period in the prior year was primarily due to our acquisition of a convertible debt security, partially offset by decreased capital expenditures. Capital expenditures for the six months ended December 31, 2016 were $71.1 million, in support of new Connected Car and Lifestyle Audio automotive awards, compared to $87.4 million for the same period in the prior year.

Financing Activities

Net cash used in financing activities was $129.1 million for the six months ended December 31, 2016, compared to $133.1 million in the same period in the prior year. The decrease in cash used in financing activities was primarily due to the excess tax benefits for share-based compensation and a decrease in net repayments of long-term debt, partially offset by increased contingent consideration payments. Refer to Note 9- Debt in the Notes to the Condensed Consolidated Financial Statements for additional information on our financing activities and material debt obligations including our 2.000 Percent Senior Notes, 4.150 Percent Senior Notes, and the 2015 Credit Agreement.

Equity

Total shareholders’ equity at December 31, 2016 was $2.576 billion compared with $2.452 billion at June 30, 2016. The increase is primarily due to higher net income and the excess tax benefits from share-based compensation, offset by treasury stock repurchases and dividends to shareholders.

Off-Balance Sheet Arrangements

We utilize off-balance sheet arrangements in our operations when we enter into operating leases for land, buildings and equipment in the normal course of business, which are not included in our Condensed Consolidated Balance Sheets. In addition, we had outstanding letters of credit of $4.1 million at December 31, 2016 and June 30, 2016 which were not included in our Condensed Consolidated Balance Sheets.

Share Buyback Program

During the three months ended December 31, 2016 and 2015, we repurchased 241,357 shares at a cost of $20.0 million and 123,850 shares at a cost of $12.9 million, respectively. During the six months ended December 31, 2016 and 2015, we repurchased 692,789 shares at a cost of $55.2 million and 494,550 shares at a cost of $50.0 million, respectively, for a total cumulative buyback of 2,324,537 shares at a cost of $195.2 million under the board approved buyback program which is currently suspended pursuant to the Merger Agreement. Refer to Note 11- Shareholders’ Equity in the Notes to the Condensed Consolidated Financial Statements for additional information on our share buyback program.

Business Outlook

Our future outlook is largely dependent upon global macroeconomic conditions and global automotive production. We believe that our innovative portfolio of consumer audio products and effective deployment of marketing campaigns will continue to drive growth rates above the industry average. Within our automotive based businesses, we expect existing and new customers will continue to award new business in excess of current period revenue supporting our long term growth outlook. Results in our Professional Solutions segment remain negatively impacted by sales channel rationalizations to support our new solutions based go-to-market structure. To mitigate these impacts we continue to launch new innovative products and are focusing our attention on completing the re-alignment of our sales structure to better capitalize on our unique end-to-end solutions. Connected Services provides diversification of our customer base and moderation of our business cycle. We remain committed to our investment plans in the areas of RD&E and marketing programs, driving growth through increased consumer awareness for our innovative new product introductions. We also remain committed to pursuing incremental productivity and restructuring programs. We continue to expect that capital expenditures as a percentage of net sales for fiscal year 2017 will remain in line with fiscal year 2016 levels.

Subsequent Events

Dividend Declaration

On January 26, 2017 we declared a cash dividend of $0.35 per share for the quarter ended December 31, 2016. The quarterly dividend will be paid on February 22, 2017 to each stockholder of record as of the close of business on February 6, 2017.

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

Interest Rate Sensitivity/Risk

At December 31, 2016, interest on approximately 38 percent of our borrowings was determined on a variable rate basis. The interest rates on the balances of our debt, cash and cash equivalents are subject to changes in U.S. and European short-term interest rates. To assess exposure to interest rate changes, we have performed a sensitivity analysis assuming a hypothetical 100 basis point increase or decrease in interest rates across all outstanding variable rate debt and investments. Our analysis indicates that the effect on net income for the three months ended December 31, 2016 of such an increase or decrease in interest rates would be approximately $0.7 million.

Foreign Currency Risk

Significant amounts of our net sales result from our operations in Germany, Hungary, China, the Netherlands, and the United Kingdom. As a result, we are subject to market risks arising from changes in these foreign currency exchange rates, principally the change in the value of the Euro versus the U.S. Dollar. Refer to Note 13 – Derivatives in the Notes to the Condensed Consolidated Financial Statements for additional discussion on our financial risk management. Changes in currency exchange rates, principally the change in the value of the Euro compared to the U.S. Dollar have an impact on our reported results when the financial statements of foreign subsidiaries are translated into U.S. Dollars. Approximately 37 percent of our sales are denominated in Euros. The average exchange rate for the Euro versus the U.S. Dollar for the six months ended December 31, 2016 decreased 6 percent from the same period in the prior fiscal year.

We presently estimate the effect on fiscal year 2017 income before income taxes, based upon a recent estimate of foreign exchange translation exposure (translating the operating performance of our foreign subsidiaries into U.S. Dollars), of a uniform strengthening or weakening of the U.S. Dollar by 10 percent, would be to increase or decrease income before income taxes by approximately $11.3 million for the six months ended December 31, 2016.

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

Interpretive guidance issued by the SEC staff permits the exclusion of an evaluation of the effectiveness of a registrant’s disclosure controls and procedures as they relate to the internal control over financial reporting for acquired businesses during the first year following such acquisition. As discussed in Note 2 - Acquisitions in the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 and in Note 22 – Acquisitions in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, during the fiscal year ended June 30, 2016, we completed the acquisition of TowerSec Ltd. (the “Acquired Business”). The Acquired Business had total assets representing one percent of consolidated assets, and total revenues representing less than one percent of consolidated revenues included in our condensed consolidated financial statements as of and for the three and six months ended December 31, 2016. Management’s evaluation and conclusion as to the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q excludes any evaluation of the internal control over financial reporting of the Acquired Business.

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

The following risk factors update the disclosure set forth in Item 1A to our 2016 Annual Report:

We announced on November 14, 2016 that we have entered into a definitive agreement to be acquired by Samsung Electronics Co., Ltd.  We expect the transaction to close in mid-2017.  Our operating results may be adversely affected by the pendency of the transaction, and a failure to consummate the transaction could have an adverse effect on the share price of our common stock.

On November 14, 2016, we announced that we have entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Samsung Electronics Co., Ltd., a Korean corporation (“Samsung”), Samsung Electronics America, Inc., a New York corporation and wholly owned subsidiary of Samsung, and Silk Delaware, Inc., a Delaware corporation and wholly owned subsidiary of Samsung USA (“Merger Sub”), pursuant to which Merger Sub will be merged with and into Harman  (the “Merger”), with Harman continuing as the surviving corporation and an indirect wholly owned subsidiary of Samsung.  The Merger is subject to the terms and conditions of the Merger Agreement and creates various risks that could negatively impact our operating results or the price of our common stock, including the following:

•

the Merger may not be consummated on the expected timeframe or at all if we fail to obtain the requisite adoption of the Merger Agreement by our stockholders, or if the parties to the Merger Agreement fail to obtain necessary regulatory approvals or satisfy other closing conditions contemplated by the Merger Agreement, some of which are outside of our control;

•	the disruption of management’s and employees’ attention to ongoing business activities due to the pending Merger;
•

the potential adverse effect of the pending Merger on our ability to attract, retain and motivate key employees who may be uncertain about their future roles within Harman following the completion of the Merger;

•	the potential adverse impact on our ability to maintain current relationships or establish relationships with vendors, suppliers and other business partners;
•

restrictions imposed on our business and operations pursuant to certain interim operating covenants in the Merger Agreement may prevent us from pursuing certain business opportunities or taking certain actions with respect to the business and financial affairs of Harman without Samsung’s consent;

•	we may forego certain business opportunities that we might otherwise pursue absent the pending Merger; and
•	if the Merger is not consummated, we may be required to pay a termination fee under certain circumstances as provided in the Merger Agreement.

If the Merger is not consummated, and there are no other parties willing and able to acquire Harman at a price of $112.00 per share or higher on terms acceptable to us, our share price will likely decline, as our common stock has recently traded at prices linked to the proposed per share consideration for the Merger.

Additionally, we have incurred, and will continue to incur throughout the pendency of the Merger, certain costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, for which we will have received little or no benefit if the Merger is not completed.  Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger.

We filed a proxy statement with the SEC on January 17, 2017 in anticipation of the special meeting of our stockholders to be held in connection with the proposed Merger, at which our stockholders will be asked to approve, among other matters, the adoption of the Merger Agreement.  Adoption of the Merger Agreement by the requisite vote of our stockholders (as further described in the proxy statement) is a condition to the completion of the Merger.  The proxy statement contains a summary of the Merger Agreement, the matters to be voted on at the special meeting of our stockholders and other relevant matters with respect to the proposed Merger.  We urge our stockholders to read the proxy statement and the other relevant materials in their entirety because they contain important information about the proposed Merger.

The Merger Agreement contains provisions that could discourage or make it difficult for a third party to acquire us prior to the completion of the proposed Merger.

The Merger Agreement contains provisions that significantly restrict our ability to entertain a third-party acquisition proposal during the pendency of the Merger.  These provisions include a general prohibition on soliciting or engaging in discussions or negotiations regarding any alternative acquisition proposal, subject to certain exceptions, and require that we pay a termination fee of $240 million if the Merger Agreement is terminated in specified circumstances, such as because our board of directors changes its recommendation to our stockholders to vote in favor of the Merger.  For further details, see the sections of the proxy statement we filed with the SEC on January 17, 2017 entitled “The Merger Agreement—Other Covenants and Agreement—No Solicitation” and “—Company Termination Fee.”  These provisions might discourage an otherwise-interested third party from considering or proposing an acquisition transaction, even one that may be deemed of greater value to our stockholders than the proposed Merger.  Furthermore, even if a third party elects to propose an acquisition, the requirement on our part to pay a termination fee may result in that third party offering a lower value to our stockholders than such third party might otherwise have offered.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

On October 28, 2014, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock over a three year period (the “2014 Buyback Program”). The 2014 Buyback Program allows us to purchase shares of our common stock in accordance with applicable securities laws on the open market or through privately negotiated transactions during the authorized three year period. Pursuant to the Merger Agreement, the 2014 Buyback Program has been suspended. In the event that the 2014 Buyback Program resumes, we will determine the timing and the amount of any repurchases based on an evaluation of market conditions, share price, other growth opportunities and other factors. We have and may, if the 2014 Buyback Program resumes, repurchase shares on the open market or, from time to time, through repurchase plans with one or more external brokers that provide a structure for execution of share repurchases under the 2014 Buyback Program. During the three months ended December 31, 2016 and 2015, we repurchased 241,357 shares at a cost of $20.0 million and 123,850 shares at a cost of $12.9 million, respectively. During the six months ended December 31, 2016 and 2015 we repurchased 692,789 shares at a cost of $55.2 million and 494,550 shares at a cost of $50.0 million, respectively, for a total cumulative buyback of 2,324,537 shares at a cost of $195.2 million under the 2014 Buyback Program:

	Total Number of Shares Acquired During Period	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program
October 1 –October 31, 2016	241,357	82.86	241,357	304,801,555
November 1 – November 30, 2016	-	-	-	304,801,555
December 1– December 31, 2016	-	-	-	304,801,555
Total	241,357		241,357	304,801,555

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit No.	Exhibit Description

2.1

Agreement and Plan of Merger, dated as of November 14, 2016, by and among Harman International Industries, Incorporated, Samsung Electronics Co., Ltd., Samsung Electronics America, Inc. and Silk Delaware, Inc. (Filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on November 14, 2016 and hereby incorporated by reference). †

3.1

Certificate of Amendment to the Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on December 7, 2016 (Filed as Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on December 9, 2016 and hereby incorporated by reference).

3.2

By-Laws of Harman International Industries, Incorporated, as amended, dated December 7, 2016 (Filed as Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on December 9, 2016 and hereby incorporated by reference).

10.1

Letter Agreement, dated as of December 16, 2016, by and between Harman International Industries, Incorporated and Sandra E. Rowland (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 19, 2016 and hereby incorporated by reference).*

10.2

Letter Agreement, dated as of December 16, 2016, by and between Harman International Industries, Incorporated and Phillip Eyler (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on December 19, 2016 and hereby incorporated by reference).*

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

†

Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules or exhibits upon request by the SEC.

* Management contract, compensatory plan or arrangement.

Attached as Exhibit 101 to this report are the following financial information formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2016 and June 30, 2016, (ii) Condensed Consolidated Statements of Income for the three and six months ended December 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2016 and 2015 and (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harman International Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harman International Industries, Incorporated

Date: January 26, 2017	By:	/S/ SANDRA E. ROWLAND
Sandra E. Rowland
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)